Form 10-Q
period 1996-03-31
DIME COMMUNITY BANCORP INC
filed 1996-06-27
CIK 1005409

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from         to

     Commission file number 0-27782

                         DIME COMMUNITY BANCORP, INC.
            (Exact name of registrant as specified in its charter)

DELAWARE                                                        11-3297463
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                        Identification Number)

209 HAVEMEYER STREET, BROOKLYN, NEW YORK              11211
(Address of principal executive offices)            (Zip Code)

                                (718) 782-6200
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    (1)  YES  X    NO ___
                                             ---
                                    (2)  YES ___   NO  X
                                                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       CLASSES OF COMMON STOCK    NUMBER OF SHARES OUTSTANDING, MAY 31, 1996
       -----------------------    ------------------------------------------

             $.01 Par Value                            None

                     Documents Incorporated by Reference:
             Annual Report on Form 10-K of Conestoga Bancorp, Inc.

                        PART I - FINANCIAL INFORMATION
                                                                         Page
                                                                         ----
Item 1.     Financial Statements

            Consolidated Statements of Condition at March 31, 1996
            (Unaudited) and June 30, 1995.............................     3

            Consolidated Statements of Operations for the Three Months
            and the Nine Months Ended March 31, 1996 and 1995
            (Unaudited)...............................................     4

            Consolidated Statements of Changes in Equity for the
            Nine Months Ended March 31, 1996 (Unaudited)..............     5

            Consolidated Statements of Cash Flows for the Nine Months
            Ended March 31, 1996 and 1995 (Unaudited).................     6

            Notes to Consolidated Financial Statements (Unaudited)....     7-9

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................     10-17


                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.........................................     18-19

Item 2.     Changes in Securities.....................................     19

Item 3.     Defaults Upon Senior Securities...........................     19

Item 4.     Submission of Matters to a Vote of Security Holders.......     19

Item 5.     Other Information.........................................     20

Item 6.     Exhibits and Reports on Form 8-K..........................     20

            Signatures................................................     21

THE DIME SAVINGS BANK OF WILLIAMSBURGH
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION
                                                                (IN THOUSANDS)
                                                             MARCH 31,
                                                               1996    JUNE 30,
                                                            (UNAUDITED)  1995
                                                            -------------------
ASSETS:
  Cash and due from banks                                   $   6,913  $  6,807
  Investment securities held to maturity (estimated
    market value of $40,984 and $51,254 at March 31, 1996
    and June 30, 1995 respectively)                            40,996    51,475
  Investment securities available for sale:
    Bonds and notes (amortized cost of $45,723
      and $42,350 at March 31, 1996 and June 30, 1995
      respectively)                                            45,701    42,349
  Marketable equity securities (historical cost of $2,971
    and $3,304 at March 31, 1996 and June 30, 1995
    respectively)                                               3,108     3,070
  Mortgage-backed securities held to maturity (estimated
    market value of $55,919 and $54,172 at March 31, 1996
    and June 30, 1995 respectively)                            55,397    53,815
  Mortgage-backed securities available for sale (amortized
    cost of $37,156 and $36,728 at March 31, 1996 and
    June 30, 1995 respectively)                                37,856    37,733
  Federal funds sold                                           24,247    17,809
  Loans:
    Real estate                                               439,223   425,965
    Other loans                                                 3,988     3,751
    Less allowance for loan losses                             (6,146)   (5,174)
                                                            -------------------
         Total loans                                          437,065   424,542
                                                            ===================

    Loans held for sale                                           468       138
    Premises and fixed assets                                   6,138     5,921
    Federal Home Loan Bank of New York capital stock            4,923     4,801
    Other real estate owned                                     1,814     4,466
    Other assets                                               11,549     9,813
                                                            -------------------
  TOTAL ASSETS                                              $ 676,175  $662,739
                                                            ===================

  LIABILITIES AND EQUITY
  LIABILITIES:
    Due to depositors                                       $ 561,026  $554,841
    Escrow and other deposits                                  11,515    12,109
    Securities sold under agreements to repurchase              2,026     2,110
    Federal Home Loan Bank of New York Advances                15,710    15,710
    Accrued postretirement benefit obligation                   2,080         -
    Other liabilities                                           2,182       902
                                                            -------------------
  TOTAL LIABILITIES                                           594,539   585,672
                                                            ===================
  COMMITMENTS AND CONTINGENCIES

  EQUITY:
    Retained earnings                                          81,196    76,651
    Unrealized gain on securities available for sale,
      net of deferred taxes                                       440       416
    TOTAL EQUITY                                               81,636    77,067
                                                            -------------------
    TOTAL LIABILITIES AND EQUITY                            $ 676,175  $662,739
                                                            ===================

THE DIME SAVINGS BANK OF WILLIAMSBURGH
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   (In Thousands)
                                    For the Three Months     For the Nine Months
                                       Ended March 31,          Ended March 31,
                                    --------------------------------------------
                                     1996       1995          1996       1995
                                    -------   --------      --------   ---------

Interest income:
  Loans secured by real estate      $ 9,862    $ 9,551      $ 29,394 $   28,770
  Other loans                            85         66           249        230
  Investment securities               1,246        975         4,154      3,194
  Mortgage backed securities          1,484      1,354         4,491      4,017
  Federal funds sold                    297        136           962        332
                                    -------------------------------------------
    Total interest income            12,974     12,082        39,250     36,543
                                    -------------------------------------------
  Interest expense:
    Deposits and escrow               5,554      4,431        17,035     12,581
    Borrowed funds                      249        250           754        762
                                    -------------------------------------------
      Total interest expense          5,803      4,681        17,789     13,343
        Net interest income           7,171      7,401        21,461     23,200
  Provision for loan losses             900        738         1,850      2,213
                                    -------------------------------------------
 Net interest income after
   provision for loan losses          6,271      6,663        19,611     20,987
                                    --------------------------------------------

 Non-interest income:
   Service charges and other fees       245        262           663        783
   Net gain (loss) on sales and
     redemptions of securities
     and other assets                    27         64           (54)        66
   Net gain (loss) on sales of loans     (6)        15            17         21
   Other                                113        124           354        400
                                     ------------------------------------------
    Total non-interest income           379        465           980      1,270
                                     ------------------------------------------
 Non-interest expense:
   Salaries and employee benefits     1,992      1,830         5,534      5,124
   Occupancy and equipment              469        394         1,269      1,206
   Federal deposit insurance
     premiums                            23        304            86        941
   Data processing costs                147        126           392        362
   Other                              1,270        937         3,020      2,500
                                    -------------------------------------------
    Total non-interest expense        3,901      3,591        10,301     10,133
                                    -------------------------------------------
      Income before income taxes
        and cumulative effect of
        changes in accounting
        principles                    2,749      3,537        10,290     12,124
   Income tax expense                 1,266      1,638         4,713      5,430
                                    -------------------------------------------
      Income before cumulative
        effect of changes in
        accounting principles         1,483      1,899         5,577      6,694
   Cumulative effect on prior years
     of changes to a different
     method of accounting for:
       Post-Retirement benefits
         other than pensions              -          -        (1,032)         -
                                    -------------------------------------------
         Net income                 $ 1,483    $ 1,899       $ 4,545    $ 6,694
                                    ===========================================

THE DIME SAVINGS BANK OF WILLIAMSBURGH
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 1996 (UNAUDITED)

                                                        Unrealized
                                                         Gain on
                                                        Securities
                                             Retained  Available for
                                             Earnings      Sale        Total
                                            ---------------------------------

BALANCE, JULY 1, 1995                        $ 76,651     $ 416      $ 77,067

Net income                                      4,545         -         4,545

Change in unrealized gain on securities
  available for sale during the period,
  net of deferred taxes                             -        24            24
                                             --------------------------------

BALANCE, MARCH 31, 1996                      $ 81,196     $ 440      $ 81,636
                                             ================================

THE DIME SAVINGS BANK OF WILLIAMSBURGH
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              (In Thousands)
                                                            Nine Months Ended
                                                                  March 31,
                                                             1996       1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $  4,545    $  6,694
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Net gain on investment and mortgage-backed
      securities called                                        (56)          -
    Net loss on investment and mortgage-backed
      securities sold                                          164          11
    Net gain on sale of loans held for sale                    (17)        (21)
    Depreciation and amortization                              563       1,248
    Provision for loan losses                                1,850       2,213
    Decrease (increase) in loans held for sale                (314)        351
    Decrease in other assets and other real estate owned       898       2,641
    Increase in accrued postretirement benefit obligation    2,080           -
    Increase in other liabilities                            1,279       1,543
                                                           -------------------
        Net cash provided by operating activities           10,992      14,680
                                                           -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in Federal funds sold                        (6,438)    (10,221)
  Proceeds from maturities of investment securities
    held to maturity                                         3,035       2,030
  Proceeds from maturities of investment securities
    available for sale                                      64,490      12,300
  Proceeds from calls of investment securities held
    to maturity                                              9,056           -
  Proceeds from calls of investment securities
    available for sale                                       8,300           -
  Proceeds from sale of investment securities
    available for sale                                         500           -
  Proceeds from sale of mortgage-backed securities
    held to maturity                                         2,555       1,067
  Purchases of investment securities held to maturity      (14,525)     (1,000)
  Purchases of investment securities available for sale    (63,543)     (8,369)
  Purchases of mortgage-backed securities held to
    maturity                                               (11,714)          -
  Purchases of mortgage-backed securities available
    for sale                                               (11,554)     (4,045)
  Principal collected on mortgage-backed
    securities held to maturity                              7,202       6,353
  Principal collected on mortgage-backed securities
    available for sale                                      11,315       4,571
  Net increase in loans                                    (14,373)       (907)
  Purchases of fixed assets                                   (576)       (104)
  Sale (purchase) of Federal Home Loan Bank capital
    stock                                                     (123)        188
                                                         ---------------------
  Net cash (used in) provided by investing activities      (16,393)      1,863
                                                         ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in due to depositors               6,185     (13,010)
  Decrease in and other deposits                              (594)     (2,985)
  Decrease in repurchase agreements                            (84)        (24)
                                                         ---------------------
  Net cash  (used in) provided by financing activities       5,507     (16,019)

INCREASE IN CASH AND DUE FROM BANKS                            106         524

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                 6,807       5,776
                                                         ---------------------
CASH AND DUE FROM BANKS, END OF PERIOD                    $  6,913     $ 6,300
                                                         =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for income taxes                              $  4,165     $ 4,149
                                                         =====================
  Cash paid for interest                                  $ 17,822     $13,338
                                                         =====================
  Transfer of investment and mortgage-backed
    securities held-to-maturity to available for sale     $  3,300     $70,000
                                                         =====================

Dime Community Bancorp, Inc.

As discussed in Item 5, Dime Community Bancorp, Inc. (the "Company") was incorporated on December 12, 1995 to become the holding company for The Dime Savings Bank of Williamsburgh (the "Bank") upon completion of the conversion of the Bank from a mutual savings bank to a stock savings bank (the "Conversion"). The Company is located in Brooklyn, New York and its principal business, upon completion of the Conversion, will be the operation of its wholly-owned subsidiary, the Bank. In connection with the Conversion, the Company has filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to the issuance and sale of up to 14,547,500 shares, which was declared effective on May 13, 1996. The Company has offered 12,650,000 shares of Common Stock (subject to increase to 14,547,500 shares under certain circumstances) to certain eligible depositors and members of the Bank in a subscription offering and to certain members of the general public in a community offering (together, the "Offerings"). Shortly after consummation of the Conversion, the Bank will acquire (the "Acquisition") Conestoga Bancorp, Inc. ("CBI") and its wholly-owned financial institution subsidiary, Pioneer Savings Bank, F.S.B. ("Pioneer"), pursuant to an Agreement and Plan of Merger, dated as of November 2, 1995. Until the consummation of the Conversion, the Company will have no operations other than those of an organizational nature. Accordingly, all financial and other information set forth herein refers to the Bank or CBI.

        The financial statements of the Company have been omitted because the Company has not yet issued any stock and has not yet conducted any business other than that of an organizational nature. In addition, as of March 31, 1996, the Company had no assets or liabilities. The financial statements of the Bank included herein should be read in conjunction with the financial statements and notes thereto included in the Prospectus of the Company dated May 14, 1996.

            The Dime Savings Bank of Williamsburgh and Subsidiaries

                  Notes to Consolidated Financial Statements

Nature of Operations - The Dime Savings Bank of Williamsburgh (the "Bank") operates seven branches throughout the New York City boroughs of Bronx, Brooklyn and Queens and Nassau County. The Bank is a community-oriented financial institution providing financial services and loans for housing within its market area.

Summary of Significant Accounting Policies - The accounting and reporting policies of the Bank conform to generally accepted accounting principles. The following is a description of the significant policies:

Principles of Consolidation - The consolidated financial statements include the accounts of the Bank and its wholly-owned subsidiaries, Havemeyer Equities Corp.("HEC"), Boulevard Funding Corp. ("BFC") and Havemeyer Brokerage Corp. ("HBC"). HBC is currently engaged in the sale of insurance and annuity products primarily to the Bank's customers and members of the local community. BFC and HEC were established in order to invest in real estate joint ventures and other real estate assets. BFC and HEC had no investments in real estate at March 31, 1996 and are currently inactive. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Due from Banks - Cash and due from banks includes amounts representing cash held in escrow on behalf of the Bank's mortgagors.

Investment Securities and Mortgage-Backed Securities - Investment and mortgage-backed securities are accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires that debt and equity securities that have readily determinable fair values be carried at fair value unless they are held to maturity. Debt securities are classified as held to maturity and carried at amortized cost only if the reporting entity has a positive intent and ability to hold these securities to maturity. If not classified as held to maturity, such securities are classified as securities available for sale or as trading securities. Unrealized holding gains or losses on securities available for sale are excluded from earnings and reported net of income taxes as a separate component of equity.

Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated market value.

Allowance for Loan Losses - It is the policy of the Bank to provide a valuation allowance for estimated losses on loans based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, estimated value of underlying collateral and current economic conditions in the Bank's lending area. The allowance is increased by provisions for loan losses charged to operations and is reduced by charge-offs, net of recoveries. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based on changes in economic conditions beyond management's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. Management believes, based upon all relevant and available information, that the allowance for loan losses is adequate to absorb losses inherent in the portfolio.

On July 1, 1995, the Bank adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). The Statement requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of expected future cash flows discounted at the loan's effective interest rate. As an expedient, creditors may account for impaired loans at the fair value of the collateral or at the observable market price of the loan if one exists. The adoption of SFAS No. 114, as amended by SFAS No. 118, did not have a material effect on the Bank's financial condition or results of operations.

Loan Fees - Loan origination fees and certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual loan terms.

Other Real Estate Owned - Properties acquired through foreclosure, or a deed in lieu of foreclosure, are recorded at the lower of fair value less estimated costs to sell, or cost.

Prior to July 1, 1995, the Bank was required to include in other real estate owned loans which have been in substance foreclosed. Effective July 1, 1995, the Bank adopted SFAS 114. The provisions of this Statement eliminated the Bank's requirement to include in substance foreclosed loans in other real estate, except where the Bank has physical possession of the collateral. In substance foreclosed real estate is not material to the financial condition or results of operations of the Bank.

Premises and Fixed Assets - Land is stated at original cost. Buildings and furniture and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the properties as follows:

        Buildings                               2.22% to 2.50% per year
        Furniture and equipment                      10% per year

Leasehold improvements are amortized over the remaining noncancelable terms of the related leases.

Income Taxes - Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires that deferred taxes be provided for temporary differences between the book and tax basis of assets and liabilities.

Cash Flows - For purposes of the Consolidated Statement of Cash Flows, the Bank considers cash and due from banks to be cash equivalents.

Recently Issued Accounting Standards - On July 1, 1995, the Bank adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement requires accrual of postretirement benefits (such as health care benefits) during the years an employee provides services. The cumulative effect of the adoption of this standard on prior years was approximately $1,032 (after reduction for income taxes of $879). As permitted by the Statement, the Bank elected to record the full liability at the time of adoption.

In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights." The Statement which amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities," requires separate capitalization of the costs of rights to service mortgage loans for others regardless of whether these rights are acquired through a purchase or loan origination activity. Adoption of this Statement is required for fiscal years beginning after December 15, 1995. Given the current level of the Bank's mortgage banking activities, adoption of this Standard is not expected to have a material effect upon the Bank's financial condition or results of operations.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas in the accompanying financial statements where estimates are significant include the allowance for loan losses and the carrying value of other real estate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 1996 and June 30, 1995

        Asset growth amounted to $13.4 million in the nine months ended March 31, 1996, increasing assets to $676.2 million, as compared to $662.7 million at June 30, 1995. The growth was concentrated in the Bank's loan portfolio, which increased by $13.8 million to $443.7 million at March 31, 1996, or 65.5% of total assets. Management continued its strategy of emphasizing multi-family lending as loans secured by multi-family and underlying cooperative apartment buildings increased as a percentage of total loans, rising $23.8 million during the period to $276.2 million, or 62.1% of gross loans. Growth in this segment of the portfolio was attributable to the Bank's more competitive loan pricing during the period. During the nine months ended March 31, 1996, the Bank originated over $61.4 million, at an average rate of 8.38%, in new multi-family and underlying cooperative building loans, as compared to $36.3 million for all of fiscal year 1995.

        The Bank's portfolio of other residential mortgage loans, which are mostly adjustable-rate loans, continued to decline. The Bank's holdings of one- to four-family and cooperative apartment loans declined by an aggregate of $11.3 million during the period, including repayments of principal. Substantially all of the loans originated by the Bank in the one- to four-family and cooperative apartment markets were fixed-rate loans. These loans were sold to the secondary mortgage market as part of the Bank's overall interest rate risk management strategy which focuses in part on selling fixed-rate loans in the secondary market and retaining adjustable-rate loans in the Bank's portfolio.

        The Bank's portfolio of investment securities declined slightly between June 30, 1995 and March 31, 1996. Mortgage-backed securities, which totaled $93.3 million at March 31, 1996, increased by $1.7 million during the period. Substantially all of the increase was attributable to new purchases of adjustable-rate and short term fixed-rate mortgage-backed securities backed by various federal agency issuers. Other securities, however, declined by $7.0 million, the difference earmarked for new loan originations later in the year. Federal funds sold totaled $24.2 million at March 31, 1996, an increase of $6.4 million from June 30, 1995.

        Total asset growth during the nine-month period was funded primarily by growth in the Bank's deposits and by retained earnings. Total deposits were $561.0 million at March 31, 1996, as compared to $554.8 million at June 30, 1995, an increase of $6.2 million. The increase was attributable to the combined effect of interest paid on deposits totaling $17.0 million and net deposit outflows of $10.8 million during the period. The composition of the Bank's deposits continued to change, as reflected in the shift of deposits out of savings accounts and into certificates of deposit. The Bank's savings accounts, which totaled $238.2 million at June 30, 1995, declined by $7.1 million during the nine month period ended March 31, 1996. Certificates of deposit, on the other hand, increased by $13.2 million during the period to $288.4 million, or 51.4% of total deposits. This shift is at least partly attributable to the Bank's deposit pricing strategy which, by paying competitive interest rates on certificates of deposit with maturities beyond one year, has encouraged deposito rs to extend the average maturity of their deposit liabilities.

        Total equity of the Bank was $81.6 million at March 31, 1996, or 12.07% of total assets, an increase of $4.6 million from June 30, 1995. The increase was attributable to net income of $4.5 million during the period and a $24,000 increase in the component recognizing the net unrealized gain on the Bank's available for sale securities portfolio, net of taxes, as required by SFAS No. 115.


Comparison of Operating Results for the Three Months Ended March 31, 1996 and March 31, 1995

        Net income for the three months ended March 31, 1996 was $1.5 million, compared to $1.9 million for the same period in 1995. The decrease was primarily attributable to a $310,000 increase in non-interest expenses, a $230,000 reduction in the Bank's net interest income, and a $162,000 increase in the provision for loan losses.

        Total interest income and interest expense were both higher in the current quarter, despite a significant decrease in interest rates between 1995 and 1996. Interest income was $13.0 million during the three months ended March 31, 1996, an increase of $892,000 from the same period in 1995. The increase in interest income reflects an increase in the Bank's average interest earning assets from $602.0 million during the quarter ended March 31, 1995, to $651.1 million during the comparable 1996 period, the effect of which was partially offset by a period to period decrease from 8.03% to 7.97% in the yield on the Bank's interest earning assets. The resulting increase in interest income was less than the increase in total interest expense, however, as both the level of deposit liabilities and the Bank's cost of funds increased during the period. Average deposit liabilities rose $34.9 million from year earlier levels to $558.2 million for the three months ended March 31, 1996. Within total deposit liabilities, the continued shift of deposits out of savings accounts into higher cost certificates of deposit had the effect of increasing the Bank's average cost of funds, which rose to 4.09% from 3.51% the year before. This shift reflects, in part, management's strategy of paying competitive interest rates on certificates of deposit with maturities beyond one year in order to encourage depositors to extend the average maturity of their deposits. The result of the increases in both interest income and interest expense was a $229,000 decrease in net interest income.

        The Bank's provision for loan losses totaled $900,000 for the three months ended March 31, 1996, as compared to $738,000 for the same period in 1995, an increase of $162,000. Between these two periods, the level of non-performing loans in the Bank's portfolio decreased, mitigating against loan loss reserve provisions in excess of loan charge-offs. Management continued to provide reserves, however, in light of the Bank's continued emphasis on multi-family lending and management's evaluation of the adequacy of the reserve in the context of the Bank's historical loan loss experience. Between March 31, 1995 and March 31, 1996, the Bank's loan portfolio increased by $11.2 million, with new multi-family loans accounting for virtually all of the increase. At March 31, 1996, the allowance for loan losses totaled 109.5% of non-performing loans and 1.39% of total loans, up from 77.6% and 1.09%, respectively, at March 31, 1995.

        Non-interest expense was $3.9 million in the three months ended March 31, 1996, as compared to $3.6 million in the comparable 1995 quarter. Non-interest expense was higher in the 1996 quarter due primarily to a $178,000 provision for losses attributable to the Bank's portfolio of other real estate owned, necessitated by a reduction in the value of a portion of such portfolio, and a $171,000 increase in the provision for losses related to Nationar, a failed check-clearing and trust company. See "Part II Item 1. Legal Proceedings." Other significant changes in the Bank's operating expenses included a $281,000 decrease in the insurance premiums paid to the Federal Deposit Insurance Corporation ("FDIC") resulting from the FDIC's decision to lower the insurance premiums paid by Bank Insurance Fund-insured institutions to the legal minimum effective January 1, 1996, and a $162,000 increase in compensation and benefits expense, attributable to an increase in employee bonuses and normal salary increases.

Comparison of Operating Results for the Nine Months Ended March 31, 1996 and March 31, 1995

        Net income for the nine months ended March 31, 1996 was $4.5 million as compared to $6.7 million for the nine months ended March 31, 1995. Income before cumulative effect of change in accounting principles for the nine month period ended March 31, 1996 was $5.6 million, a decrease of $1.1 million from $6.7 million for the same period of the prior year. An increase in the average yield on interest earning assets, which rose to 8.06% from 7.99%, during the period, was offset by a greater increase in the Bank's average cost of funds, which rose to 4.18% from 3.29% the year before.The result was a decrease of 82 basis points in the Bank's net interest rate spread, reducing net interest income by $1.7 million. This was offset, in part, by an $855,000 savings in insurance premiums paid to the FDIC, a result of the FDIC's decision to lower premiums paid by well capitalized BIF-insured institutions from $0.23 to $0.04 per $100 of insured deposits, effective June 1, 1995.

        Interest income amounted to $39.2 million for the nine months ended March 31, 1996, representing an increase of $2.7 million from the comparable period ended March 31, 1995. The increase was the result of the combined effect of a $39.9 million increase in average interest-earning assets and a 7 basis point increase in the average yield on earning assets. The increase in the average interest rate on interest earning assets was primarily due to the higher interest rate environment which affected both repricing assets, mostly adjustable-rate investment securities and whole loans, and new investments. The increase in average interest-earning assets is reflected primarily in the growth in investment securities and federal funds sold, consistent with the Bank's supplemental strategy of seeking investments that provide a stable source of liquidity and earnings.

        Interest-bearing liabilities averaged $567.6 million for the nine months ended March 31, 1996, representing an increase of $27.0 million, or 4.99%, over the comparable period ended March 31, 1995. Total interest expense of $17.8 million represented a $4.4 million increase from the nine months ended March 31, 1995, as the average rate paid on interest-bearing liabilities increased 89 basis points, from 3.29% to 4.18%. The increase in the average rate paid on interest-bearing liabilities resulted from the higher interest rate environment and from a steady shift of deposits out of savings accounts and into higher costing certificates of deposit. Management's strategy of paying competitive interest rates on certificates of deposit with maturities in excess of one year, which management believes should help to stabilize the Bank's cost of funds over the longer term, contributed to a higher cost of funds in the current period. Average savings account balances decreased by $41.3 million from $272.5 million for the nine months ended March 31, 1995 to $231.2 million for the nine months ended March 31, 1996, at the same time the average certificates of deposit balance increased by $71.7 million from $212.8 million for the nine months ended March 31, 1995 to $284.5 million for the nine months ended March 31, 1996. The average rate paid on certificates of deposit increased by 138 basis points over the same period.

        The provision for loan losses totaled $1.85 million for the nine-month period ended March 31, 1996 as compared to $2.2 million in the comparable period ended March 31, 1995. At June 30, 1994 the Bank's allowance for loan losses as a percentage of total loans was 0.84%. By March 31, 1996, the allowance for loan losses represented 1.39% of total loans, reflecting the fact that from July 1, 1994 to March 31, 1996 loan loss provisions consistently exceeded loan charge-offs. In management's judgment, it was prudent to continue to increase the loan loss allowance based upon an evaluation of the adequacy of the reserve in the context of the Bank's historical loan loss experience and the Bank's continuing emphasis on multi-family lending. At March 31, 1996, the Bank's allowance for loan losses as a percentage of total non-performing loans was 109.5%, as compared to 77.6% at March 31, 1995.

        Non-interest income was $980,000 in the nine months ending March 31, 1996, a decrease of $290,000 from the comparable period ended March 31, 1995. This change reflects a period to period increase of $98,000 in gains on bonds called and bonds sold, offset by a $195,000 loss attributable to the sale of preferred stock during the nine months ended March 31, 1996, and a $120,000 decline in income provided by service charges, primarily due to a change in the way the Bank accounts for income from the rental of safe deposit boxes.

        Overall, non-interest expense was $10.3 million during the nine months ended March 31, 1996, an increase of $168,000 from the comparable period ended March 31, 1995. A reduction in the rate paid by the Bank to the FDIC for deposit insurance premiums, combined with a refund from the FDIC for premiums previously paid in the amount of $319,000, lowered non-interest expense by $855,000 during the period. This was offset by a $410,000 increase in compensation and benefits expense, which was attributable to an increase in employee bonuses and normal salary increases, a $428,000 provision for losses attributable to the Bank's holding of OREO, necessitated by a reduction in the value of a portion of such portfolio, and a $171,000 increase in the provision for losses related to Nationar, a failed check clearing and trust company.

        Tax expense totaled $4.7 million for the nine months ended March 31, 1996, versus $5.4 million for the nine months ended March 31, 1995. The decrease was attributable to lower pre-tax income, which fell from $12.1 million in the nine months ended March 31, 1995 to $10.3 million in nine months ended March 31, 1996, and to the application of tax loss carryforwards to capital gains totaling $183,000 in 1994, which effectively lowered the Bank's tax rate for that year.

        On July 1, 1995, the Bank adopted SFAS No. 106, which requires accrual of post-retirement benefits, such as health care benefits, during the years an employee provides services. The cumulative effect of the adoption of SFAS No. 106 on prior years was $1,032,000, after a reduction for income taxes of $879,000. As permitted by the Standard, the Bank elected to record this liability at the time of adoption.

The following table sets forth certain asset quality ratios and other data at and for the nine months ended March 31, 1996 and 1995.

                                                At or For the Three and Nine
                                                   Months Ended March 31,
                                                ----------------------------
                                                    1996            1995
                                                ------------    ------------
                                                    (Dollars in thousands)

Non-accrual loans...............................   $5,614          $6,028

Accruing loans past due ninety days or more.....        -               -
                                                   ------          ------

Total non-performing loans......................    5,614           6,028

Real estate owned, net..........................    1,814           4,865

Ratios (1):

  Non-accrual loans to total loans..............     1.27%           1.40%

  Non-performing loans to total loans...........     1.27            1.40

  Non-performing loans and real estate owned to
    total assets................................     1.10            1.71

  Allowance for loan losses to (2):

    Non-performing loans........................   109.48           77.64

    Total loans.................................     1.39            1.09


(1)  Ratios are end of period ratios.

(2) Loans, net represents gross loans less deferred loan fees and allowance for loan losses. The allowance for loan losses at March 31, 1996 and March 31, 1995 was $6.1 million, and $4.7 million, respectively.


        The Bank is negotiating an agreement with a third party to sell a $2.2 million non-performing loan. The underlying property, a 60 unit, 6 story cooperative apartment building located in Brooklyn, New York, has been in the process of foreclosure since November, 1994, and is currently classified as substandard by the Bank. Based on these negotiations, the Bank would sell the loan for $1.6 million. No assurance can be given that the loan will be sold, or as to the ultimate terms of any such sale. The Bank believes that its allowance for loan losses as of March 31, 1996 is adequate after taking into consideration the proposed sale of the loan and expected charge to the allowance for loan losses.


Liquidity and Capital Resources

        The Bank's primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities and investments, and, to a lesser extent, proceeds from the sale of fixed-rate mortgage loans to the secondary mortgage market. While maturities and scheduled amortization of loans and investments are a predictable source of funds, deposit flows, mortgage prepayments and mortgage loan sales are influenced by general interest rates, economic conditions and competition.

        The Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by OTS regulations. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. At March 31, 1996, the Bank's liquidity ratio and short-term liquid asset ratios were 20.12% and 13.02%, respectively. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

        The primary investing activities of the Bank are the origination of multi-family and single-family mortgage loans, and the purchase of mortgage-backed and other securities. During the nine months ended March 31, 1996 and the fiscal years ended June 30, 1995, 1994 and 1993, the Bank's loan originations totaled $68.5 million, $47.4 million, $64.7 million and $64.4 million, respectively. Purchases of mortgage-backed and other securities totaled $101.3 million, $55.4 million, $101.3 million and $120.5 million for the nine months ended March 31, 1996 and the fiscal years ended June 30, 1995, 1994, and 1993, respectively. These activities were funded primarily by principal repayments on loans, mortgage-backed securities and other securities. Loan sales provided additional liquidity to the Bank, totaling $5.2 million, $2.8 million, $19.9 million and $38.4 million for the nine months ended March 31, 1996 and the fiscal years ended June 30, 1995, 1994 and 1993, respectively. During fiscal year 1993, the Bank consummated the sale of its Huntington, New York branch, and the purchase of its Avenue M branch in Brooklyn, New York. The net deposit increase provided by these two transactions during the 1993 fiscal year was $11.8 million.

        The Bank experienced a net increase in total deposits of $6.2 million and $8.1 million in the nine months ended March 31, 1996 and the fiscal year ended June 30, 1995, respectively, while fiscal years 1994 and 1993 produced decreases in total deposits of $17.3 million and $410,000, respectively. Deposit flows are affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors.

        The Bank closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sales and various money market investments. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of the Bank's $98.5 million borrowing limit at the Federal Home Loan Bank of New York ("FHLBNY"). At March 31, 1996, the Bank had $15.7 million in medium term borrowings outstanding at the FHLBNY and additional overall borrowing capacity from the FHLBNY of $82.8 million.

        The Bank expects to fund the Acquisition through existing liquidity, the proceeds of the Offerings and, if necessary, short-term borrowings. Upon completion of the Acquisition the Bank will receive Pioneer's liquid assets and upon completion of the Conversion the Bank will receive not less than 50% of the net conversion proceeds. See "Item 5. Other Information."

        Loan commitments totaled $44.8 million at March 31, 1996, comprised of $43.9 million in multi-family commitments and residential mortgage loan commitments totaling $919,000. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from March 31, 1996 totaled $204.3 million. From October 1, 1994 to December 31, 1995, the Bank experienced an 80.2% retention rate of funds from maturing certificates of deposit. Based upon this experience and the Bank's current pricing strategy, management believes that a significant portion of such deposits will remain with the Bank.

        At March 31, 1996, the Bank was in compliance with all applicable regulatory capital requirements. Tangible capital totaled 12.01% of total tangible assets, compared to a 1.50% regulatory requirement; core capital, at 12.03%, exceeded the required 3.0% regulatory minimum, and total risk-based capital, at 22.22% of risk weighted assets, exceeded the 8.0% regulatory requirement.


                Proposed Acquisition of Conestoga Bancorp, Inc.

        On November 2, 1995, the Bank entered into an Agreement and Plan of Merger (the "Merger Agreement") with CBI pursuant to which CBI and its wholly-owned financial institution subsidiary Pioneer will be acquired by the Bank. The Merger Agreement provides that each share of CBI's common stock, par value of $.01 per share (the "Conestoga Common Stock"), outstanding as of the effective time of the Acquisition (the "Effective Time") (other than shares held as treasury stock, unallocated shares held by CBI's Recognition and Retention Plans and Trusts and any shares as to which dissenters' rights may be exercised under applicable law) will be converted into the right to receive $21.25 in cash without interest (the "Merger Consideration"). The Bank will increase the Merger Consideration by $0.07 per share for each month, pro rated on a daily basis, commencing on June 1, 1996 until completion of the transaction. The Conversion and the Acquisition are anticipated to be consummated in late June of 1996.

        Information relating to CBI required to be contained herein is incorporated by reference to the following sections contained in CBI's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (the "CBI 10-K").

Part I     Item 3
Part II    Item 7
Part II    Item 8
Part IV    Item 14

        The selected pro forma consolidated financial data of the Company set forth below is determined on a basis consistent with the Unaudited Pro Forma Condensed Combined Financial Statements of the Company (the "Pro-Forma") and notes thereto presented in the Prospectus, and is qualified in its entirety by references thereto. In deriving the amounts in the tables below, the Acquisition reflected in the ''Purchase Adjustments'' to the Pro Forma is assumed to have occurred; while the issuance of Common Stock reflected in the ''Conversion Adjustments'' to the Pro Forma is not assumed to have occurred. In deriving the amounts for the Selected Financial Condition Data, the Acquisition was assumed to have been consummated at March 31, 1996. In deriving the amounts for the Selected Operating Data, the Acquisition was assumed to have been consummated on January 1, 1996 and July 1, 1995, respectively, for the three months ended March 31, 1996 and the nine months ended March 31, 1996.

                                                                     At
                                                               March 31, 1996
                                                               (In thousands)

Selected Financial Condition Data:

Total assets                                                      1,093,601

Loans, net                                                          554,196

Mortgage-backed securities                                          224,700

Investment securities                                               277,837

Federal funds sold                                                   64,047

Goodwill                                                             24,914

Deposits                                                            958,172

Equity                                                               81,632


                                                For the Three     For the Nine
                                                Months Ended      Months Ended
                                                March 31, 1996    March 31, 1996
                                                          (In Thousands)

Selected Operating Data:

Interest income                                   $   20,685        $   63,432
                                                  ----------        ----------
Interest expense on deposits and borrowings           10,191            31,882

Net interest income                                   10,494            31,550

Provision for loan losses                                967             1,954
                                                  ----------        ----------
Net interest income after provision for loan
  losses                                               9,527            29,596

Non-interest income                                    1,447             3,149

Non-interest expense                                   6,478            17,641
                                                  ----------        ----------
Income before income tax expense and cumulative
  effect of changes in accounting principle            4,496            15,104

Income tax expense                                     2,433             7,844
                                                  ----------        ----------
Income before cumulative effect of changes in
  accounting principle                              $  2,063          $  7,260
                                                  ==========        ==========

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

        The Bank is involved in various legal actions arising in the ordinary course of its business which, in the aggregate, involve amounts which are believed to be immaterial to the financial condition and results of operations of the Bank.

        On February 6, 1995, the Superintendent of Banks of the State of New York took possession of Nationar, a check-clearing and trust company, freezing all of Nationar's assets. Subsequently, the Bank filed claims of, as adjusted, approximately $2.2 million for demand accounts (including federal funds), $77,829 for the recovery on certain forged checks, $130,688 for a debt security, and interest earned thereon, held for payment of the Nationar capital debentures, $4,346 for bond coupon collections and $384,000 for capital debentures and revolving capital debentures. The Bank's SBLI Department filed a claim of $3,600 for a demand account. The Bank also filed proofs of interest for 147 shares of Nationar common stock and 372 shares of preferred stock, which had a value on the Bank's books of $66,000.

        The Superintendent has submitted four Interim Status Reports regarding the business and affairs of Nationar to the Supreme Court of the State of New York in accordance with the relevant provisions of the Banking Law of the State of New York ("Banking Law"), including an Unaudited Statement of the Net Assets and Liabilities in Liquidation for Nationar as of February 6, 1996 ("Unaudited Statement") prepared for the Superintendent. The Unaudited Statement showed total assets of $266,238,000, of which $229,787,000 were reported as cash and cash equivalents, and total liabilities of $280,624,000, of which $118,545,000 were reported as entitled to a priority of payment or comparable special treatment. The Superintendent also stated that the net deficit shown in the Unaudited Statement may differ materially from that actually realized in the liquidation of Nationar as a result of, among other things, the results of the claims reconciliation process, litigation over rejected claims, resolution of objections to claims, and the Court's determinations regarding priority of payment of claims. Under the Banking Law, there may be certain preferences that might affect the percentage recovery of any particular institution. Section 621 of the Banking Law accords a preference to the deposits, within the meaning of that statute, of mutual savings banks with Nationar.

        Based upon the information set forth in these documents, management, as advised by legal counsel, believes that there is a reasonable likelihood that the Bank will not realize a full recovery from the liquidation of Nationar. Although it is too early to determine the amount that ultimately will not be recovered, management has established reserves for potential losses associated with Nationar investments and deposits. As of December 31, 1995 the Bank had a reserve of $565,000 relating to its investments in Nationar's capital and preferred stocks and subordinated capital debentures and had a reserve of $75,000 relating to its federal funds of $360,000 with Nationar. In addition, during February 1996, the Bank increased its reserves for potential losses associated with Nationar by $285,000 in order to fully reserve its federal funds sold position at Nationar. In connection with its normal procedures for monitoring asset quality, management continues to assess the adequacy of its reserves for potential losses associated with Nationar. This assessment is based upon management's evaluation of the Interim Reports and will be reevaluated throughout the claims process. For the nine months ended March 31, 1996, no additional provisions were considered necessary.

        By letters dated February 2 and April 24, 1996, the Superintendent notified the Bank that he will accept the Bank's claims in the amounts of $384,000 for the capital debentures, of $60,104 for the debt security, and interest thereon, held for payment of the Nationar capital debentures, of $2,231,811 for demand accounts, including the federal funds, of $4,346 for the bond coupon claim, and of $3,600 for the SBLI Department's demand account claim. The Superintendent also rejected $70,584 of the claim for the debt security, and the interest earned thereon, held for payment of the Nationar capital debentures. The Bank has received payment of the $77,829 claimed for the recovery of the forged checks. The Superintendent also informed the Bank that he intends to recommend to the Court that such accepted claims be treated as claims entitled to priority of payment, except to the extent that the demand account claim is for federal funds. Based on the various reports and communications from the Superintendent, the Bank expects that accepted claims for which a priority is granted will be paid in full, and other accepted but nonpriority claims will be paid at a substantial fraction of the claim, with the rate of such recovery dependent on the factors described above. The Superintendent has also obtained judicial approval to pay in full the claims entitled to priority and to pay 40% of the amount of accepted nonpriority claims. Subject to the satisfaction of certain conditions, the Superintendent will make such payment on June 27, 1996. The Bank intends that the reserves established for potential losses will not be reduced until, and to the extent, the Bank has received payment of the claim against which the reserves were established. The foregoing events will not have any material effect on the Company's or the Bank's liquidity needs. Management is continuing to take all steps necessary to recover the amounts owed to the Bank by Nationar.

        On December 4, 1995, a purported class action complaint was filed in the Delaware Chancery Court, New Castle County, on behalf of the stockholders of CBI by Jeffrey Simon ("Plaintiff") against CBI, each of the members of the CBI Board, and Dime. The Plaintiff alleges that each of the members of CBI's Board breached his fiduciary duties to CBI stockholders by, among other things, agreeing to accept the Merger Consideration, which Plaintiff alleges is inadequate. Dime is alleged to have aided and abetted this breach. Plaintiff seeks various remedies, including an injunction to prevent the consummation of the Acquisition and compensatory damages in an unspecified amount. On February 9, 1996, CBI and the director defendants filed an answer which denied the allegations of liability raised in the complaint and raised affirmative defenses, as well as a motion to dismiss the complaint. On February 12, 1996, Dime filed a motion to dismiss the complaint. On or about March 12, 1996, Plaintiff served a motion for leave to file an amended complaint. In his proposed amended complaint, Plaintiff asserts, among other things, that the Proxy Statement distributed to CBI's stockholders did not provide sufficient disclosure, and that the Acquisition is unfair to CBI's stockholders and disproportionately benefits CBI's Board and Dime. CBI and Dime each intend to vigorously defend against the respective claims against them, but there can be no assurance that CBI and/or Dime will be successful.

Item 2. Changes in Securities

        Not applicable.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Information

        On November 1, 1995, the Bank adopted a Plan of Conversion (the "Plan") whereby the Bank will convert from the mutual form to the stock form of ownership. In connection therewith, the Bank filed an Application for Conversion on Form AC to the Office of Thrift Supervision, which application was approved on May 14, 1996. The Plan was approved by members of the Bank by a vote taken on June 21, 1996. Pursuant to the Plan, the Company was organized at the direction of the Bank for the purpose of holding the stock of the Bank upon the Conversion and issuing shares of the common stock, par value $.01 per share (the "Common Stock"), of the Company. The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission registering up to 14,547,500 shares of the Common Stock. On May 13, 1996, the Company's Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission. The Company has offered 12,650,000 shares of Common Stock (subject to increase to 14,547,500 shares under certain circumstances) to certain eligible depositors and members of the Bank in a subscription offering and to certain members of the general public in a community offering. The Offerings concluded on June 17, 1996 and subscription orders received from eligible depositors, who have priority subscription rights, exceeded the 12,650,000 shares offered.

        On November 2, 1995, the Bank entered into an Agreement and Plan of Merger with CBI pursuant to which CBI and its wholly-owned financial institution subsidiary Pioneer will be acquired by the Bank. The Merger Agreement provides that each share of Conestoga Common Stock outstanding as of the Effective Time (other than shares held as treasury stock, unallocated shares held by CBI's Recognition and Retention Plans and Trusts and any shares as to which dissenters' rights may be exercised under applicable law) will be converted into the right to receive $21.25 in cash without interest. The Bank will increase the Merger Consideration by $0.07 per share for each month, pro rated on a daily basis, commencing on June 1, 1996 until completion of the transaction. The Conversion and the Acquisition are anticipated to be consummated in late June of 1996.

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

              Exhibit 27.          Financial Data Schedule (EDGAR only).

              Exhibit 99.1 The following sections of the Annual Report on Form 10-K of Conestoga Bancorp, Inc. for the fiscal year ended March 31, 1996 incorporated by reference herein:

                                   Part I    Item 3
                                   Part II   Item 7
                                   Part II   Item 8
                                   Part IV   Item 14

        (b)   Reports on Form 8-K
              -------------------

              Not applicable.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                  Dime Community Bancorp, Inc.


Dated:  June 25, 1996             By:  /s/ Vincent F. Palagiano
                                       ---------------------------------------
                                       Vincent F. Palagiano
                                       Chairman of the Board, President and
                                       Chief Executive Officer



Dated:  June 25, 1996             By:  /s/ Kenneth J. Mahon
                                       ----------------------------------------
                                       Kenneth J. Mahon
                                       SeniorVice President and Chief Financial
                                       Officer

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER               DESCRIPTION                              PAGE NO.
 -------              -----------                              --------
  27       Financial Data Schedule

  99.1     Certain Sections of Annual Report on Form 10-K of
           Conestoga Bancorp, Inc. for the fiscal year ended
           March 31, 1996