Form 10-K405
period 1996-06-30
DIME COMMUNITY BANCORP INC
filed 1996-09-30
CIK 1005409

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K

 X  ANNUAL   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
    For the Fiscal Year Ended June 30, 1996

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the transaction period from        to


                    Commission file Number 0-27782

                     Dime Community Bancorp, Inc.
        (Exact Name of registrant as specified in its charter)

            Delaware                           11-3297463
 (State or other jurisdiction of            (I.R.S. employer
        incorporation or                 identification number)
          organization)

 209 Havemeyer Street, Brooklyn,                 11211
               NY                              (Zip Code)
 (Address of principal executive
            offices)

  Registrant's telephone number, including area code: (718) 782-6200

     Securities Registered Pursuant to Section 12(b) of the Act:
                                 None

     Securities Registered Pursuant to Section 12(g) of the Act:
                Common Stock, par value $.01 per share
                           (Title of Class)

   Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES  X    NO ___

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this
Form 10-K.   [ X]

   As of September 23, 1996, there were issued and outstanding 14,547,500 shares of the Company's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Company as of September 23, 1996 was $ 177,877,005. This figure is based upon the closing price on the NASDAQ National Market for a share of the Company's Common Stock, $0.01 par value, on September 23, 1996, which was $13.625 as reported in the Wall Street Journal on September 24, 1996.

                        TABLE OF CONTENTS
                                                       Page
                             PART 1
Item 1.  Business

General..............................................................     3
      Acquisition of Conestoga Bancorp,Inc...........................     4
      Market Area and Competition....................................     6
      Lending Activities.............................................     7
      Asset Quality..................................................    15
      Allowance for Loan Losses......................................    17
      Investment Activities..........................................    20
      Sources of Funds...............................................    24
      Subsidiary Activities..........................................    27
      Personnel......................................................    27
      Federal , State and Local Taxation
         Federal Taxation............................................    27
         State and Local Taxation....................................    28
      Regulation
         General.....................................................    29
            Regulation of Federal Savings Associations...............    30
            Regulation of Holding Company............................    38
            Federal Securities Laws..................................    39
Item 2. Properties...................................................    40
Item 3. Legal Proceedings............................................    41
Item 4. Submission of Matters to a Vote of Security Holders..........    41

                             PART II
Item 5. Market for the Company's Common Stock and Related
        Stockholder Matters..........................................    41
Item 6. Selected Financial Data......................................    43
Item 7. Management Discussion and Analysis of Financial Condition
        and Results of Operations
      Management's Strategy..........................................    45
      Analysis of Net Interest Income................................    49
      Rate/Volume Analysis...........................................    50
      Comparison of Financial Condition..............................    50
      Comparison of Operating Results................................    52
      Liquidity and Capital Resources................................    55
      Impact of Inflation and Changing Prices........................    56
      Impact of Accounting Standards.................................    56
Item 8. Financial Statements and Supplementary Data..................    59
Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure..........................    89

                            PART III
Item 10. Directors and Executive Officers of the Company.............    89
Item 11. Executive Compensation......................................    89
Item 12. Security Ownership of Certain Beneficial Owners
         and Management..............................................    89
Item 13. Certain Relationships and Related Transactions..............    89

                             PART IV
Item 14. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-k ....................................    90
Signatures...........................................................    92

   Statements contained in this Annual Report on Form 10-K relating to plans, strategies, economic performance and trends, and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed under the captions "Item 1 -Business and Item 7 - Management's Discussion and Analysis" below, and elsewhere in this Form 10-K. The Company has no obligation to update these forward looking statements.

                             PART I

Item 1.   Business

General

   Dime Community Bancorp, Inc. (the "Company") is a Delaware corporation organized in December, 1995 at the direction of the Board of Directors of the Dime Savings Bank of Williamsburgh (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the conversion of the Bank from a federal mutual savings bank to a federal stock savings bank (the "Conversion"). In connection with the Conversion, the Company issued 14,547,500 shares (par value $0.01) of common stock at a price of $10.00 per share to the Bank's eligible depositors who subscribed for shares and to an Employee Stock Ownership Plan ("ESOP") established by the Company. The Company realized net proceeds of $141.4 million from the sale of its common stock and utilized approximately $76.4 million of the proceeds to purchase 100% of the Bank's common stock and $11.6 million to fund a loan to the ESOP for its purchase of 1,163,800 shares, or 8%, of the Company's common stock. The remaining proceeds of $53.4 million were retained by the Company.

   The primary business of the Company is the operation of its wholly-owned subsidiary, the Bank. In addition to directing, planning and coordinating the business activities of the Bank, the Company retained proceeds of $53.4 million in connection with the Conversion, which are invested in federal funds, short-term, investment grade marketable securities and mortgage-backed securities. The Company also holds a note evidencing the loan that it made to the ESOP to purchase 8% of its common stock issued in the Conversion. See - "-Regulation - Regulation of the Holding Company."

   The Company is a unitary savings and loan holding company, which, under existing law, is generally not restricted as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender. Under regulations of the Office of Thrift Supervision ("OTS") the Bank is a qualified thrift lender if its ratio of qualified thrift investments to portfolio assets ("QTL Ratio") is 65% or more, on a monthly average basis in nine of every twelve months. At June 30, 1996, the Bank's QTL Ratio was 76%, and the Bank has maintained more that 65% of its portfolio assets in qualified thrift investments in at least nine of the preceding twelve months.

   In the future, the Company may organize or acquire, through merger or otherwise, other subsidiaries, including other financial institutions, or branches thereof, or other financial services related companies, although there are no current arrangements, understandings or agreements regarding any such acquisition or expansion.

   The Company neither owns nor leases any property but instead uses the premises and equipment of the Bank. At the present time, the Company does not employ any persons other than certain officers of the Bank who do not receive any extra compensation as officers of the Company. The Company utilizes the support staff of the Bank from time to time, as needed. Additional employees may be hired as deemed appropriate by the management of the Company.

   Unless otherwise disclosed, the information presented in this Form 10-K reflect the financial condition and results of operations of the Company and the Bank on a consolidated basis. At June 30, 1996, the Company had total consolidated assets of $1.37 billion, which included $131.1 million of excess proceeds resulting from the oversubscription to the Company's initial public offering, which was refunded on July 1, 1996. Certain information which discloses percentages of total assets will include parenthetical disclosure for "Adjusted Assets," which represents total assets adjusted for the refund of excess proceeds on July 1, 1996.

   The Bank's principal business has been, and continues to be, gathering deposits from customers within its market area, and investing those deposits, primarily in multi-family and one- to four-family residential mortgage loans, mortgage-backed securities, and obligations of the U.S. Government and Government Sponsored Entities ("GSEs"). The Bank's revenues are derived principally from interest on its loan and securities portfolios. The Bank's primary sources of funds are: deposits; loan amortization, prepayments and maturities; amortization, prepayments and maturities of mortgage-backed and investment securities; and, to a lesser extent, the sale of fixed-rate mortgage loans to the secondary market. The Bank is also a member of the Federal Home Loan Bank of New York ("FHLBNY") and is eligible to utilize the FHLBNY as a source of borrowed funds.

Acquisition of Conestoga Bancorp, Inc.

   On June 26, 1996 (the "Effective Time"), the Bank completed the acquisition of Conestoga Bancorp, Inc. ("Conestoga") pursuant to the Agreement and Plan of Merger dated as of November 2, 1995 (the "Merger Agreement"). The acquisition (the "Acquisition") of Conestoga by the Bank resulted in the merger of Conestoga's wholly-owned subsidiary, Pioneer Savings Bank, F.S.B. ("Pioneer") with and into the Bank, with the Bank as the resulting financial institution. The Board of Directors of the Bank, as the surviving entity of the merger, consists solely of all of the Directors of the Bank immediately prior to the Acquisition.

   Each share of Conestoga's common stock, par value $0.01 per share, issued and outstanding as of the Effective Time (other than shares held as treasury stock of Conestoga and unallocated shares held in Conestoga's Recognition and Retention Plans and Trust) was canceled and converted automatically into the right to receive $21.31 per share in cash pursuant to the terms and conditions of the Merger Agreement. As a result of the Acquisition, shareholders of Conestoga were paid approximately $101.3 million in cash (the "Merger Consideration"). In addition, the Bank paid to each holder of an outstanding option which had been granted by Conestoga to purchase shares of
Conestoga's common stock an amount in cash computed by multiplying (i) any positive difference obtained by subtracting from (x) the per share amount of the Merger Consideration from
(y)  the  per share exercise price applicable to such option,  by
(ii) the number of shares of Conestoga common stock subject to such option. These payments totaled approximately $4.1 million.

   The  Acquisition of Conestoga occurred immediately  after  the
Conversion.  A  portion  of  the  proceeds  received   from   the
Conversion, along with cash generated in the Bank's ordinary course of business, were utilized by the Bank to pay the Merger Consideration.

     Set forth below is the Pro Forma Statement of Operations for the year ended June 30, 1996. The historical portion has been derived from the audited statement of operations of the Company for the year ended June 30, 1996 and the audited statement of operations of Conestoga for the year ended March 31, 1996. Pro forma adjustments have been prepared assuming that the Acquisition was consummated as of July 1, 1995.


  The Acquisition has been accounted for in the financial statements using the purchase method of accounting. Under purchase accounting, the acquired assets and liabilities of Conestoga are recognized at their fair value as of the date of the Acquisition.

  The Pro Forma Combined Statement of Operations for the year ended June 30, 1996 does not purport to be indicative of the financial position or operating results which would have been achieved had the Acquisition been consummated as of July 1, 1995 and should not be construed as representative of future operating results. The pro forma adjustments are based upon available information and assumptions the Company believes are reasonable under the circumstances.

      Unaudited Pro Forma Combined Statement of Operations
                For the Year Ended June 30, 1996

                                       Dime
                                     Community    Conestoga    Purchase    Pro Forma       Note
                                   Bancorp, Inc. Bancorp, Inc. Adjustments  Combined     Reference
                                   ------------- ------------- ----------- ----------- -----------
(In thousands)
Interest income:
Loans.............................      $39,654         $9,069   $  58      $48,781     (1)
Investment securities.............        5,738          8,761      49       14,548     (1)
Mortgage backed securities........        5,927         12,383     (22)      18,288     (1)
Federal funds sold................        1,300          2,189       -        3,489
                                   ------------- ------------- ----------- -----------
Total interest income.............       52,619         32,402      85       85,106
Interest expense:
Deposits and escrow...............       22,508         17,084     168       39,760     (1)
Borrowed funds....................        1,008          1,209       -        2,217
                                   ------------- ------------- ----------- -----------
Total interest expense............       23,516         18,293     168       41,977
Net interest income...............       29,103         14,109     (83)      43,129
Provision for loan losses                 2,979            104      -         3,083
                                   ------------- ------------- ----------- -----------
Net interest income after
provision for loan losses.........       26,124         14,005     (83)      40,046
                                   ------------- ------------- ----------- -----------
Non-interest income:
Service charges and other fees....          911            568      -         1,479
Gain (loss) on sales of securities
and other assets..................          (30)         1,771      -         1,741
Net gain (loss) on sales of loans.           12             -       -            12
Other.............................          482            251      -           733
                                   ------------- ------------- ----------- -----------
Total non-interest income.........        1,375          2,590      -         3,965
                                   ------------- ------------- ----------- -----------
Non-interest expense:
Salaries and employee benefits....        7,359          3,792   (1,497)      9,654     (2)
ESOP and RRP benefits.............          114          1,045   (1,045)        114     (3)
Occupancy and equipment...........        1,775          1,454     (107)      3,122     (1)
Federal deposit insurance
premiums..........................          109            938      -         1,047
Data Processing...................          557            460      -         1,017
Amortization of goodwill..........           25             -      2,325      2,350     (4)
Merger related expenses............          -             842      (842)       -       (6)
Provision for losses on Other
real estate owned.................          586             -       -           586
Other.............................        3,496          1,735      (231)     5,000     (5)
                                   ------------- ------------- ----------- -----------
Total non-interest expense........       14,021         10,266    (1,397)    22,890
                                   ------------- ------------- ----------- -----------
Income before income tax expense
and cumulative effect of
changes in accounting
principles........................       13,478          6,329     1,314     21,121
Income tax expense................        6,181          3,119     1,674     10,974     (7)
                                   ------------- ------------- ----------- -----------
Income before cumulative effect of
changes in accounting
principles........................       $7,297         $3,210     $(360)   $10,147
                                   ============= ======================== ===========

(Notes on following page)

  Notes to Unaudited Pro Forma Combined Statement of Operations
                      Amounts in Thousands


           (1) Purchase adjustments column represents one year of amortization of the following total purchase accounting
   adjustments   to  Conestoga's  loan,  investment   securities,
   mortgage-backed securities, deposits, and premises and equipment to new cost basis.

                                   Total Purchase
                                      Accounting          Annual
        Item                          Adjustment       Amortization
   ------------------------------   -------------     -----------------
   Loans.........................  $   463            $   58
   Investment securities.........      249                49
   Mortgage-backed securities....     (112)              (22)
   Deposits......................      839               168
   Premises and equipment........   (4,288)             (107)

(2) To record reductions in employee salaries and benefits expense resulting from reductions in Conestoga staffing levels.

(3) To reflect the decrease in ESOP and RRP expense resulting from the termination of Conestoga plans.

(4)    Purchase  adjustments  column  represents  one   year   of
   amortization of Goodwill totaling $28,438 acquired in the Acquisition, amortized over a period of 12 years.

(5) To record the reduction in certain Other operating expenses of Conestoga, as itemized below:


            Directors' fees..............     $204
            Automobile Expense.......           27
                                              -----
                                              $231
                                              =====

(6) To reflect the elimination of attorney, consulting and accounting expenses incurred by Conestoga in connection with the Acquisition.

(7) To reflect the income tax effect of the adjustments described in Notes (1) through (6).

Market Area and Competition

   The Bank has been, and intends to continue to be, a community-oriented financial institution providing financial services and loans for housing within its market areas. The Bank maintains its headquarters in the Williamsburgh section of the borough of Brooklyn. Fourteen additional offices are located in the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County. The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches. The Bank's primary lending area is larger, and includes much of New York City and Nassau County. Most of the Bank's mortgage loans are secured by properties located in its primary lending area.

   The New York City metropolitan area has historically benefited from having a large number of corporate headquarters and a diversity of financial services industries. However, due to (1) the lingering effects of the decline of the stock market in 1987,
(2) the resulting decline in the regional economy and (3) layoffs and corporate relocations in the financial services industry, the New York City metropolitan area experienced reduced levels of employment and an overall decline in the underlying values of local properties from 1987 to 1993.

   Since then, the local economy has begun to show signs of improvement in recent periods. Perhaps the most important of these signs has been the gradual decrease in the area unemployment rate from a 1992 peak. Improvement can also be seen in the local real estate market, as reflected in the increase in existing home sales during the past four years and the stabilization of local real estate values. The rise and decline of the Bank's non-performing asset portfolio closely parallels the trend of the local economy during this period. See "- Asset Quality."

   Despite these encouraging trends, the outlook for the local economy remains uncertain. Total New York City employment, for example, remains significantly below the high reached in 1988. Other troubling signs include a stubbornly high commercial property (non-residential) vacancy rate and continued weakness in local manufacturing and construction activity.

  The Bank faces significant competition both in making loans and in attracting deposits. The Bank's market area has a high density of financial institutions, many of which have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies and insurance companies. The Bank has recently faced increased competition for the origination of multi-family loans, which comprised 50.6% of the Bank's loan portfolio at June 30, 1996. Management anticipates that competition for both multi-family and one- to four-family loans will continue to increase in the future. Thus, no assurances can be made that the Bank will be able to maintain its current level of such loans. The Bank's most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and direct purchases of government securities. The Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds, and from other financial institutions such as brokerage firms and insurance companies. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

Lending Activities

    Loan  Portfolio  Composition.    The  Bank's  loan  portfolio
consists  primarily  of multi-family loans secured  by  apartment
buildings   (including  loans  underlying   apartment   buildings
organized   under  cooperative  form  of  ownership,  "underlying
cooperatives"),   conventional  first  mortgage   loans   secured
primarily   by   one-   to   four-family  residences,   including
condominiums and cooperative apartment share loans, and non-residential (commercial) property loans. At June 30, 1996, the Bank's loan portfolio totaled $585.9 million. Within the loan portfolio, $296.6 million or 50.6% were multi-family loans, $229.3 million or 39.1% were loans to finance the purchase of one- to four-family properties and cooperative apartment share loans, $37.7 million or 6.4% were loans to finance the purchase of
commercial   properties,   primarily  small   shopping   centers,
warehouses and nursing homes, and $16.7 million or 2.9% were loans to finance multi-family and residential properties with either full or partial credit guarantees provided by either the
Federal   Housing  Administration  (''FHA'')  or  the   Veterans'
Administration (''VA''). Of the total mortgage loan portfolio outstanding at that date, 20.1% were fixed-rate loans and 79.1% were adjustable-rate loans (''ARMs''), of which 72.9% are multi-family and non-residential property loans which carry a maturity of 10 years, and an amortization period of no longer than 25 years. These loans have a fixed interest rate that adjusts after the fifth year indexed to the 5-year FHLBNY advance rate, but may not adjust below the initial interest rate of the loan. At June 30, 1996, the Bank's loan portfolio also included $3.0 million in passbook loans, $1.3 million in student loans, and $1.2 million in other consumer loans.

   The types of loans that the Bank may originate are subject to federal and state laws and regulations. Interest rates charged by the Bank on loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, and the fiscal and monetary policy of the federal government.

The following table sets forth the composition of the Bank's mortgage and other loan portfolios in dollar amounts and percentages at the dates indicated.

                                                                     At June 30,
                                           ----------------------------------------------------------------------------------------
                                                   1996 <F2>        1995               1994              1993              1992
                                           ----------------- ----------------- ----------------- ----------------- -----------------
                                                     Percent           Percent           Percent           Percent           Percent
                                            Amount  of Total  Amount  of Total  Amount  of Total  Amount  of Total  Amount  of Total
                                           -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
                                                                              (Dollars in thousands)
Mortgage loans:<F1>
One-  to four-family...................... $170,182   29.05% $ 58,291   13.52% $ 59,461   13.74% $ 75,248   16.26% $ 86,175   17.91%
Multi-family  and underlying cooperative..  296,630   50.63   252,436   58.56   242,088   55.92   243,803   52.67   238,018   49.48
Non-residential...........................   37,708    6.44    26,972    6.26    26,896    6.21    25,873    5.59    26,988    5.61
FHA/VA  insured...........................   16,686    2.85    22,061    5.12    27,264    6.30    33,421    7.22    37,334    7.76
Cooperative  apartment....................   59,083   10.08    67,524   15.67    73,250   16.92    80,469   17.39    88,438   18.38
                                           -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
Total  mortgage loans.....................  580,289   99.05   427,284   99.13   428,959   99.09   458,814   99.13   476,953   99.14
                                           -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
Other loans:
Student  loans............................    1,307    0.22     1,431    0.33     1,506    0.35     1,696    0.37     1,879    0.39
Passbook savings (secured by savings
    and  time deposits)...................    3,044    0.52     1,510    0.35     1,516    0.35     1,375    0.30     1,194    0.25
Consumer  installment loans...............      323    0.06       336    0.08       362    0.08       302    0.06       284    0.06
Home  improvement loans...................      891    0.15       475    0.11       550    0.13       665    0.14       747    0.16
                                           -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
Total  other loans........................    5,565    0.95     3,752    0.87     3,934    0.91     4,038    0.87     4,104    0.86
                                           -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
Gross  loans..............................  585,854  100.00%  431,036  100.00%  432,893  100.00%  462,852  100.00%  481,057  100.00%
                                           -------- ======== -------- ======== -------- ======== -------- ======== -------- ========
Less:
Unearned discounts and net deferred
      loan fees...........................    2,168             1,182             1,300             1,434             1,447
Allowance for loan losses.................    7,812             5,174             3,633             2,996             2,094
                                           --------          --------          --------          --------          --------
Loans, net................................ $575,874          $424,680          $427,960          $458,422          $477,516
                                           ========          ========          ========          ========          ========
Loans serviced for others:
One- to four-family and
     cooperative apartment................  $63,360          $ 63,192          $ 65,063           $59,403           $30,578
Multi-family and underlying cooperative...   27,690            30,264            34,396            44,079            49,644
                                           --------          --------          --------          --------          --------
Total loans serviced for others...........  $91,050          $ 93,456          $ 99,459          $103,482           $80,222
                                           ========          ========          ========          ========          ========

<F1>  Includes loans held for sale.
<F2>  Includes acquisition of loans from Conestoga, substantially all of which were one-to-four family loans.

Loan Originations, Purchases, Sales and Servicing. The Bank originates both ARMs and fixed-rate loans, which activity is dependent upon customer demand and market rates of interest, and generally does not purchase whole mortgage loans or loan participations. Generally, the Bank sells all originated one- to four-family fixed-rate mortgage loans in the secondary market to the Federal National Mortgage Association (''FNMA''), the Federal Home Loan Mortgage Corporation (''FHLMC''), the State of New York
Mortgage Agency (''SONYMA'') and other private secondary market purchasers. ARMs, including adjustable-rate multi-family loans, and fixed-rate multi-family and non-residential mortgage loans with maturities up to 15 years, are retained for the Bank's portfolio. For the fiscal year ended June 30, 1996 origination of ARMs totaled $95.4 million or 83.0% of all loan originations. Originations of fixed-rate mortgage loans totaled $5.1 million, while sales of fixed-rate loans totaled $5.7 million. The Bank generally sells all fixed-rate loans without recourse and retains the servicing rights. As of June 30, 1996, the Bank was servicing
$91.1 million of loans for others. The Bank generally receives a loan servicing fee equal to 0.25% of the outstanding principal balance for servicing loans sold.

     On April 9, 1996, the Bank entered into a Community Reinvestment Banking Agreement (the ''CRB Agreement'') with a local, Bronx-based community group. In the CRB Agreement, the
Bank has agreed to use its best efforts, consistent with safe and sound banking practices, to increase its dollar volume of lending in certain low and moderate income neighborhoods to at least
$46.8   million   and   a   maximum  of  $86.0  million  over   the   three-year
period   ending   December   31,   1998.  Pursuant   to   the   CRB   Agreement,
the Bank also has agreed to use its best efforts to open three automated teller machines (''ATMs'') in the neighborhoods of East
Brooklyn, Upper Manhattan and the South Bronx in New York City. Consistent with the CRB Agreement, the Bank has expanded its Community Reinvestment Act service territory to include the entirety of Brooklyn, Manhattan and the Bronx. The Bank is in compliance with all currently applicable provisions of the CRB Agreement.

The   following   table   sets   forth   the   Bank's   loan   originations,
loan sales and principal repayments for the periods indicated.

                                                For the Years Ended June 30,
                                                ------------------- ---------
                                                  1996      1995      1994
                                                --------- --------- ---------
                                                        (In thousands)
Loans (gross):
At beginning of period......................... $431,036   $432,893  $462,852
                                                --------- --------- ---------
Mortgage loans originated:
One- to four-family............................    6,087      5,509    17,111
Multi-family and underlying cooperative........   94,379     36,326    41,595
Non-residential................................   11,764      2,563     3,584
Cooperative apartment..........................      568        888       679
                                                --------- --------- ---------
Total mortgage loans originated................  112,798     45,286    62,969
Other loans originated:
Other loans....................................    2,122      2,115     1,691
                                                --------- --------- ---------
Total loans originated.........................  114,920     47,401    64,660
                                                --------- --------- ---------
Loans acquired from Conestoga (2) .............  113,140        -         -

Principal repayments...........................   67,308     45,988    72,831
Loans sold(1)..................................    5,740      2,791    19,866
Loans transferred from real estate pending
foreclosure....................................     (875)    (2,316)   (1,949)
Mortgage loans transferred to OREO.............    1,069      2,795     3,871
                                                --------- --------- ---------
Unpaid principal balances at end of period..... $585,854   $431,036  $432,893
                                                ========= ========= =========

(1) Includes fixed-rate mortgage loans and student loans.
(2) Substantially all of these mortgage loans are one-to-four family mortgage loans.

  Loan Maturity and Repricing.   The following table shows the
earlier of maturity or repricing period of the Bank's loan portfolio at June 30, 1996. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on the Bank's loan portfolio totaled $67.3 million for the year ended June 30, 1996.

                                                            At June 30, 1996
                                         ----------------------------------------------------
                                                            Mortgage Loans
                                         ---------------------------------------------------
                                                    Multi-
                                         One- to  family and
                                          Four-   Underlying Non-                Cooperative  Other   Total
                                          Family Cooperative residential  FHA/VA  Apartment   Loans   Loans
                                         ------- ----------- ----------- ------- ----------- ------ --------
                                                                        (In thousands)
Amount due:
One year or less........................ $63,027     $43,939  $ 5,395     $ -      $ 54,809   $ 974 $168,144
                                         ------- ----------- ----------- ------- ----------- ------ --------
After one year:
One to three years......................  12,433      78,569    9,033       -         4,008   2,825  106,868
More than three years to five years.....   7,446     143,404   14,012      9,229        231   1,271  175,593
More than five years to ten years.......  18,720      30,104    7,481        192         19     495   57,011
More than ten years to twenty years.....  37,567         614    1,253      5,554         16      -    45,004
Over twenty years.......................  30,989           -      534      1,711          -      -    33,234
                                         ------- ----------- ----------- ------- ----------- ------ --------
Total due or repricing after one year... 107,155     252,691   32,313     16,686      4,274   4,591  417,710
                                         ------- ----------- ----------- ------- ----------- ------ --------
Total amounts due or repricing, gross...$170,182    $296,630  $37,708    $16,686    $59,083  $5,565 $585,854
                                         ======= =========== =========== ======= =========== ====== ========


    The   following  table  sets  forth  the  dollar  amounts in each loan
category   at   June  30,  1996  that  are  due  after  June 30, 1997, and whether such loans have fixed- or adjustable-interest rates.

                                             Due after June 30,1997
                                           ---------------------------
                                            Fixed  Adjustable  Total
                                           ------- ---------- --------
                                                  (In thousands)
Mortgage loans:
One- to four-family....................... $87,747    $19,408 $107,155
Multi-family and underlying cooperative...   8,104    244,587  252,691
Non-residential...........................   6,729     25,584   32,313
FHA/VA....................................  16,686         -    16,686
Cooperative apartment.....................     209      4,065    4,274
Other loans...............................   4,591         -     4,591
                                           ------- ---------- --------
Total loans...............................$124,066   $293,644 $417,710
                                           ======= ========== ========

  Multi-family and Non-residential Lending.   The Bank originates
adjustable-rate and fixed-rate multi-family (five or more units) and non-residential loans which are secured primarily by apartment buildings, underlying cooperatives, mixed-use (residential combined with commercial) and other non-residential properties, generally located in the Bank's primary lending area. The main competitors for loans in this market tend to be other small- to medium-sized local savings institutions. Multi-family and non-residential loans in the Bank's portfolio generally range in amount from $100,000 to $3.6 million, and have an average loan size of approximately $572,000. Residential multi-family loans in this range generally have between 5 and 100 apartments per building. The Bank had a total of $226.2 million of multi-family loans in its portfolio on buildings with under 100 units as of June 30, 1996. Mostly as a result of rent control and rent stabilization, the associated rent rolls for buildings of this type indicate a rent range that would be considered affordable for low- to moderate-income households. In addition, at June 30, 1996, the Bank had a total of $59.1 million in loans secured by mortgages on underlying cooperative apartment buildings.

  The Bank originated multi-family loans totaling $94.4 million during the fiscal year ended June 30, 1996, versus $36.3 million June 30, 1995. At June 30, 1996, the Bank had $81.2 million of commitments outstanding to originate mortgage loans, which included $11.0 million of commitments to refinance existing mortgage loans. This compares to $26.2 million of commitments outstanding at June 30, 1995. All the mortgage commitments outstanding at June 30, 1996 were issued to borrowers within the Bank's service area, $80.3 million of which are secured by multi-family and underlying cooperative apartment buildings.

  The Bank's current lending policy requires loans in excess of $500,000 to be approved by the Board of Directors. The Bank's lending policy provides for a maximum loan amount of $5.0 million. The Bank also considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar properties, the market value of the property and the Bank's lending experience with the borrower. The typical adjustable-rate multi-family loan carries a maturity of 10 years, and an amortization period of no longer than 25 years. These loans have a fixed interest rate that adjusts after the fifth year indexed to the 5-year FHLBNY advance rate, but may not adjust below the initial interest rate of the loan. Prepayment penalties are assessed throughout the life of the loans. The Bank also offers fixed-rate, self-amortizing, multi-family and non-residential loans with maturities of up to 15 years.

   At June 30, 1996, the Bank had multi-family loans totaling $296.6 million in its portfolio, comprising 50.6% of the gross loan portfolio. The underwriting standards for new loans generally require (1) a maximum loan-to-value ratio of 75% based on an appraisal performed by an independent, state-certified appraiser, and (2) sufficient cash flow from the underlying property to adequately service the debt, represented by a debt service ratio not below 1.15. Of the Bank's multi-family loans, $235.2 million, or 79.3%, were secured by apartment buildings, and $59.1 million, or 20.7%, were secured by underlying cooperatives at June 30, 1996. Multi-family loans are generally viewed as exposing the Bank to a greater risk of loss than one- to four-family residential loans and typically involve higher loan principal amounts. At June 30, 1996, the Bank had 80 multi-family and non-residential loans with principal balances of $1.0 million or more, totaling $138.7 million. These loans, while underwritten to the same standards as all other multi-family and non-residential loans, tend to expose the Bank to a higher degree of risk due to the potential impact of losses from any one loan relative to the size of the Bank's capital position. As of June 30, 1996, one of the 80 loans was in process of foreclosure, with an outstanding balance of $2.1 million. See ''- Asset Quality.'' Three other loans totaling $6.4 million were on the Bank's ''watch list,'' none of which were in arrears at that date. In addition, the Bank has identified 107 large real estate loans or commitments, totaling $90.4 million, derived in connection with 34 principal parties, each of which has certain financial interests in more than one real estate loan held by the Bank. The principal parties identified may, for example, be officers of corporations, or sponsors of cooperative corporations, which own the real estate on which the Bank holds a mortgage. No combination of these loans are in violation of the OTS limitations on loans to one borrower. See ''- Regulation - Regulation of Federal Savings Associations - Loans to One Borrower.''

  Repayment of multi-family loans is dependent, in large part, on sufficient cash flow from the property to cover operating expenses and debt service. Economic events and government regulations, such as rent control and rent stabilization laws, which are outside the control of the borrower or the Bank, could impair the value of the security for the loan or the future cash flow of such properties. As a result, rental income might not rise sufficiently over time to meet increases in the loan rate at repricing, or increases in overhead expenses (i.e., utilities, taxes). During the last five fiscal years, the Bank's charge-offs related to its multi-family loan portfolio totaled $5.3 million. As of June 30, 1996, the Bank had $4.7 million of non-performing multi-family loans. See "- Asset Quality and - Allowance for Loan Losses" for discussions of the Bank's underwriting procedures utilized in originating multi-family loans.

  The Bank's loan portfolio also includes $37.7 million in non-residential real estate mortgage loans which represented 6.4% of gross loans at June 30, 1996. This portfolio is comprised of commercial and industrial properties, and shopping centers. The Bank utilizes, where appropriate, rent or lease income, business receipts, the borrowers' credit history and business experience, and comparable appraisal values when underwriting non-residential applications. As of June 30, 1996, there were no non-performing non-residential loans in the Bank's portfolio.

  The Bank's three largest loans at June 30, 1996, consisted of a $3.6 million loan secured by a first mortgage on a twelve story apartment building located in midtown Manhattan originated in February, 1996; a $3.5 million first mortgage loan, originated in November, 1995, secured by a three-story catering hall located in the Howard Beach section of Queens; and a $3.5 million first mortgage loan, originated in October, 1995, secured by mortgages on three contiguous mixed-use properties in lower Manhattan combining both residential and commercial space. As of June 30, 1996, all of these loans were performing in accordance with their terms. Additionally, as of June 30, 1996, the Bank had an outstanding commitment to originate a loan for portfolio in the amount of $3.5 million, to a 23-store shopping center located in Hewlett, New York. The loan, which had a debt service ratio in excess of 4.0 and a loan-to-value ratio of 31.8%, closed in August, 1996. See ''- Regulation - Regulation of Federal Savings Associations - Loans to One Borrower.''

  The Bank also currently services a total of $27.7 million in multi-family loans for various private investors. These loans were sold in the late 1980s, without recourse.

  One- to Four-Family Mortgage and Cooperative Apartment Lending. The Bank offers residential first mortgage loans secured primarily by owner-occupied, one- to four-family residences, including condominiums, and cooperative apartment share loans. Lending is primarily confined to an area covered by a 50-mile radius from the Bank's Main Office in Brooklyn. The Bank offers conforming and non-conforming fixed-rate mortgage loans and adjustable-rate mortgage loans with maturities of up to 30 years and a maximum loan amount of $500,000. The Bank's residential mortgage loan originations are generally obtained from existing or past loan customers, depositors of the Bank, members of the local community and referrals from attorneys, realtors and independent mortgage brokers who refer members of the communities located in the Bank's primary lending area. The Bank is a participating seller/servicer with several government-sponsored mortgage agencies: FNMA, FHLMC, and SONYMA, and generally underwrites its one- to four-family residential mortgage loans to conform with standards required by these agencies. At June 30, 1996, $229.3 million, or 39.1%, of the Bank's loans consisted of one- to four-family and cooperative apartment mortgage loans. ARMs represented 61.6% of total one- to four-family and cooperative apartment loans, while fixed-rate mortgages comprised 38.4% of the total. Of the total fixed-rate one-to four-family and cooperative apartment loans 90.5% were acquired from Conestoga. See "- Acquisition of Conestoga."

  From 1985 to 1988, the Bank was an active lender in the cooperative apartment share loan market. Although the collateral for cooperative apartment loans is comprised of shares in a cooperative corporation (a corporation whose primary asset is the underlying real estate), cooperative apartment loans generally are treated as one- to four-family loans. From 1985 to 1988, the Bank originated for portfolio over $117 million of cooperative apartment loans, or 26.8% of total loans as of December 31, 1988. These were exclusively one- and three-year adjustable-rate loans and were well-suited to the Bank's asset/liability strategy. By the end of 1988, in response to the steep decline in the market value of cooperative apartments, the Bank enacted more stringent underwriting guidelines for cooperative apartment loans. Of particular importance was the requirement that the number of units sold to owner-occupants of the subject building be greater than 65% of total units available in the building in order for a loan application to be considered. Since 1988, originations of cooperative apartment loans have significantly declined. Thus, as a result of prepayments and amortization, the Bank's portfolio of such loans has declined to $59.1 million, or 10.1% of total loans as of June 30, 1996. The recent market for cooperative apartment loan financing has improved with the support of certain government agencies, particularly SONYMA and FNMA, who are insuring and purchasing, respectively, cooperative apartment share loans in qualifying buildings. The Bank adheres to underwriting guidelines established by SONYMA and FNMA for all fixed-rate cooperative apartment loans which are originated for sale. Adjustable-rate cooperative apartment loans continue to be originated both for portfolio and for sale.

  The Bank currently offers one- to four-family ARMs secured by residential properties with rates that adjust every one or three years. One- to four-family ARMs are offered with terms of up to 30 years. The interest rate at repricing on one- to four-family ARMs currently offered fluctuates based upon a spread above the average yield on United States Treasury securities, adjusted to a constant maturity which corresponds to the adjustment period of the loan (the ''U.S. Treasury constant maturity index'') as published weekly by the Federal Reserve Board. Additionally, one- and three-year one- to four-family ARMs are generally subject to limitations on interest rate increases of 2% and 3%, respectively, per adjustment period, and an aggregate adjustment of 6% over the life of the loan. For the year ended June 30, 1996, the Bank originated $1.0 million of one- to four-family ARMs.

  The volume and types of ARMs originated by the Bank have been affected by such market factors as the level of interest rates, competition, consumer preferences and availability of funds. During fiscal 1996 , demand for one- to four-family ARMs was relatively weak due to the prevailing low interest rate environment and consumer preference for fixed-rate loans. Accordingly, although the Bank will continue to offer one- to four-family ARMs, there can be no assurance that in the future the Bank will be able to originate a sufficient volume of one- to four-family ARMs to increase or maintain the proportion that these loans bear to total loans.

  The retention of one- to four-family ARMs, as opposed to fixed-rate residential mortgage loans, in the Bank's loan portfolio helps reduce the Bank's exposure to increases in interest rates. However, one- to four-family ARMs generally pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected. In order to minimize risks, applicants for one- to four-family ARMs are qualified at the highest rate which would be in effect after the first interest rate adjustment, if rates were to rise. The Bank did not in the past, nor does it currently, originate one- to four-family ARMs which provide for negative amortization.

  The Bank currently offers fixed-rate mortgage loans with terms of 10 to 30 years secured by one- to four-family residences and cooperative apartments. Interest rates charged on fixed-rates loans are competitively priced based on market conditions. The Bank generally originates fixed-rate loans for sale in amounts up to the maximum allowed by FNMA, FHLMC and SONYMA, with private mortgage insurance required for loans with loan-to-value ratios in excess of 80%. For the year ended June 30, 1996, the Bank originated $5.7 million of fixed-rate, one- to four-family residential mortgage and cooperative apartment loans.

  The Bank generally sells its newly originated conforming fixed-rate mortgage loans in the secondary market to federal and state agencies such as FNMA, FHLMC and SONYMA, and its non-conforming fixed-rate mortgage loans to various private sector secondary market purchasers. With few exceptions, such as SONYMA, the Bank retains the servicing rights on all such loans sold. For the year ended June 30, 1996, the Bank sold mortgage loans totaling $5.1 million. As of June 30, 1996, the Bank's portfolio of one-to four-family fixed-rate mortgage loans serviced for others totaled
$63.4 million. The Bank intends to continue to sell all of its newly-originated fixed-rate mortgage loans to conform to its interest-rate risk policy. No assurances can be made, however, that the Bank will be able to do so.

  Originated mortgage loans in the Bank's one-to-four family portfolio generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent. It is the Bank's policy to enforce due-on-sale provisions within the applicable regulations and guidelines imposed by New York law and secondary market purchasers.

  Home equity loans currently are originated to a maximum of $250,000. When combined with the balance of the first mortgage lien, the home equity loan may not exceed 75% of the appraised value of the property at the time of the loan commitment. The Bank's home equity loans outstanding at June 30, 1996, totaled $760,000 against total available credit lines of $1.2 million.

  Other Lending.   The Bank also originates other loans,
primarily student and passbook loans. Total other loans outstanding at June 30, 1996, amounted to $5.6 million, or 0.95%, of the Bank's loan portfolio. Passbook loans, totaling $3.0 million, and student loans, totaling $1.3 million, comprise the majority of the Bank's other loan portfolio.

  Loan Approval Authority and Underwriting.   The Board of
Directors establishes lending authorities for individual officers as to its various types of loan products. For multi-family and one- to four-family mortgage loans, including cooperative apartment and condominium loans, the Loan Operating Committee, which is comprised of the Chief Executive Officer, Executive Vice President and Senior Vice President, and the heads of both the residential loan and multi-family loan origination departments, has the authority to approve loans in amounts up to $500,000. Any loan in excess of $500,000, however, must be approved by the Board of Directors. In addition, regulatory restrictions imposed on the Bank's lending activities limit the amount of credit that can be extended to any one borrower to 15% of total capital. See ''- Regulation - Regulation of Federal Savings Associations - Loans to One Borrower.''

  For all one- to four-family loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income, assets and certain other information are verified by an independent credit agency, and if necessary, additional financial information is required to be submitted by the borrower. An appraisal of the real estate intended to secure the proposed loan is required, which currently is performed by an independent appraiser designated and approved by the Board of Directors. In certain cases, the Bank may also require certain environmental hazard reports on multi-family properties. It is the Bank's policy to require appropriate insurance protection, including title and hazard insurance, on all real estate mortgage loans prior to closing. Borrowers generally are required to advance funds for certain items such as real estate taxes, flood insurance and private mortgage insurance, when applicable.

Asset Quality

  Delinquent Loans and Foreclosed Assets.   Management does not
expect to incur significant losses on its current portfolio of delinquent mortgage loans. Loans in the process of foreclosure and other non-accrual loans, 27 loans in all, totaled $6.6 million at June 30, 1996 versus $5.1 million at June 30, 1995. The largest loan in this group is a $2.1 million foreclosure on an underlying cooperative apartment building located in Brooklyn, New York. The Bank has received a preliminary offer to purchase the mortgage for $1.5 million. No assurance can be given that the mortgage will be sold, or as to the ultimate terms of any such sale. The Bank believes that its allowance for loan losses as of June 30, 1996 is adequate after taking into consideration the proposed sale of the loan and expected charge to the allowance for loan losses. The Bank had twelve loans totaling $1.7 million delinquent 60-89 days at June 30, 1996, as compared to seven such delinquent loans totaling $479,000 at June 30, 1995.

  The Bank's real estate loan servicing policies and procedures require that the Bank initiate contact with a delinquent borrower as soon after the tenth day of delinquency as possible. Generally, the policy calls for a late notice to be sent 10 days after the due date of the late payment. If payment has not been received within 30 days of the due date, a letter is sent to the borrower. Thereafter, periodic letters and phone calls are placed to the borrower until payment is received. In addition, Bank policy calls for the cessation of interest accruals on loans delinquent 60 days or more. When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain the full payment due, or work out a repayment schedule with the borrower to avoid foreclosure. Generally, foreclosure proceedings are initiated by the Bank when a loan is 90 days past due. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is generally sold at foreclosure or by the Bank as soon thereafter as practicable.

  Management reviews delinquent loans on a continuous basis and reports monthly to the Board of Directors regarding the status of all delinquent and non-accrual loans in the Bank's portfolio. The Bank retains outside counsel experienced in foreclosure and bankruptcy procedures to institute foreclosure and other actions on the Bank's delinquent loans. It is the policy of the Bank to initiate foreclosure proceedings after a loan becomes 90 days past due. As soon as practicable after initiating foreclosure proceedings on a loan, the Bank prepares an estimate of the fair value of the underlying collateral. In the event the carrying balance of the loan, including all accrued interest, exceeds the estimate of fair value, the loan is considered to be impaired and a reserve is established pursuant to Statement of Financial Accounting Standards ("SFAS") No. 114. At June 30, 1996, $7.4 million of loans were deemed impaired under SFAS 114. It is the Bank's general policy to dispose of properties acquired through foreclosure or deeds in lieu thereof as quickly and as prudently as possible in consideration of market conditions, the physical condition of the property, and any other mitigating conditions.

  Under Generally Accepted Accounting Principles ("GAAP"), the Bank is required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a debt constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled-debt restructurings, however, and troubled-debt restructurings do not necessarily result in non-accrual loans. The Bank had four loans classified as troubled-debt restructurings at June 30, 1996, totaling $4.7 million, and all are currently performing according to their restructured terms. The largest restructured debt, a $2.7 million loan secured by a mortgage on an underlying cooperative apartment building located in Forest Hills, New York, was originated in 1987. The loan was first restructured in 1988, and again in 1994.

  Non-performing Assets and Troubled-Debt Restructurings.   The
following table sets forth information regarding the Bank's non-performing assets and troubled-debt restructurings at the dates indicated.

                                                                   At Year Ended June 30,
                                                    --------------------------------------------
                                                      1996     1995     1994     1993     1992
                                                    -------  -------- -------- -------- --------
                                                                   (Dollars in thousands)
Non-accrual mortgage loans:
   One- to four-family......................        $ 1,149    $572   $ 1,276  $ 3,449  $ 4,184
   Multi-family and underlying cooperative..          4,734   3,978     4,363    7,265   11,528
   Non-residential..........................             -       -         -        -        -
   Cooperative apartment....................            668     523       609      918    1,001
   Non-accrual other loans..................             -       -         -        -        -
                                             --------------- -------- -------- -------- --------
Total non-performing loans..................          6,551   5,073     6,248   11,632   16,713
                                             --------------- -------- -------- -------- --------
Total OREO..................................          1,946   4,466     8,200    7,981    7,367
Total non-performing assets.................         $8,497  $9,539  $ 14,448  $19,613  $24,080
                                             =============== ======== ======== ======== ========
Troubled-debt restructurings................         $4,671  $7,651   $ 7,421   $5,219      $-
Total non-performing assets and troubled-
   debt restructurings......................        $13,168  $17,190  $21,869  $24,832  $24,080
Total non-performing loans to total loans...           1.12%   1.18%     1.45%    2.52%    3.48%
Total non-performing assets to total assets<F1>        0.62    1.44      2.23     3.04     3.74
Total non-performing assets and troubled-
   debt restructurings to total assets<F2>.            0.96    2.59      3.38     3.84     3.74

<F1> Total non-performing assets to total Adjusted Assets were
     0.68% at June 30, 1996.
<F2> Total non-performing assets and troubled-debt restructurings to total Adjusted Assets were 1.06% at June 30, 1996.

   The Bank recorded $47,000 and $344,000 of interest income on non-performing loans and troubled-debt restructurings, respectively, for the year ended June 30, 1996, and $104,000 and $587,000, respectively, for the fiscal year ended June 30, 1995. If the Bank's non-performing loans and troubled-debt restructurings had been performing in accordance with their terms, the Bank would have recorded additional interest income of $410,000 and $127,000, respectively, for the year ended June 30, 1996, and $325,000 and $210,000, respectively, for the fiscal year ended June 30, 1995.

  Other Real Estate Owned ("OREO"). Property acquired by the Bank as a result of a foreclosure on a mortgage loan is classified as OREO and is recorded at the lower of the recorded investment in the related loan or the fair value of the property at the date of acquisition, with any resulting write down charged to the allowance for loan losses. The Bank obtains an appraisal on a real estate owned property as soon as practicable after it takes possession of the real property. The Bank will generally reassess the value of OREO at least annually thereafter.

  Classified Assets. The Bank's Loan Loss Reserve Committee meets every other month to review all problem loans in the portfolio to determine whether any loans require reclassification in accordance with applicable regulatory guidelines. Recommendations are reported by the Loan Loss Reserve Committee to the Board of Directors on a quarterly basis. The Loan Loss Reserve Committee, subject to Board approval, establishes policy relating to the internal classification of loans and believes that its classification policies are consistent with regulatory policies. All non-performing loans and OREO are considered to be classified assets. In addition, the Bank maintains a "watch list" comprised of loans totaling $8.1 million at June 30, 1996 which, while performing, are characterized by weaknesses which require special attention from management and are considered to be potential problem loans. All loans on the watch list are considered to be classified assets or are otherwise categorized as "Special Mention" as discussed below. As a result of its bi-monthly review of the loan portfolio, the Loan Loss Reserve Committee may decide to reclassify one or more of the loans on the watch list.

   Federal regulations and Bank policy require that loans and other assets considered to be of lesser quality be classified as ''Substandard,'' ''Doubtful'' or ''Loss'' assets. An asset is considered ''Substandard'' if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. ''Substandard'' assets have a well-defined weakness or weaknesses and are characterized by the distinct possibility that the Bank will sustain ''some loss'' if deficiencies are not corrected. Assets classified as ''Doubtful'' have all of the weaknesses inherent in those classified ''Substandard'' with the added characteristic that the weaknesses present make ''collection or liquidation in full,'' on the basis of current existing facts, conditions, and values, ''highly questionable and improbable.'' Assets classified as ''Loss'' are those considered ''uncollectible'' and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses that deserve management's attention are designated ''Special Mention'' by management. At June 30, 1996 the Bank had $9.4 million of loans designated Special Mention.

   When an insured institution classifies one or more assets, or portion thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. Generally, federally-insured institutions must maintain an allowance for loan losses at a level that is ''adequate to absorb estimated credit losses associated with the loan portfolio.'' The general valuation allowance, which is a regulatory term, represents a loss allowance which has been established to recognize the inherent risk associated with lending activities, but which, unlike the specific allowance, has not been allocated to particular problem assets. When an insured institution classifies one or more assets, or proportions thereof, as ''Loss,'' it is required to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge-off such amount.

   At  June  30,  1996,  the  Bank had  $7.3  million  of  assets
classified  Substandard,  consisting  of  42  loans,  no   assets
classified as Doubtful, and $5,000 of assets classified as Loss, consisting of 1 loan.

   The following table sets forth at June 30, 1996 the Bank's aggregate carrying value of the assets classified as Substandard, Doubtful or Loss or designated as Special Mention.

                                         Special Mention Substandard<F1>   Doubtful       Loss
                                        ---------------- -------------- ------------- -------------
                                           Number Amount Number Amount Number Amount Number Amount
                                           ------ ------ ------ ------ ------ ------ ------ ------
                                                           (Dollars in thousands)
Mortgage Loans:
One- to four-family.......................      4   $704     3   $ 690     -    $ -      -    $ -
Multi-family and underlying cooperative...     11  8,347     7   4,090     -      -      1      5
Non-residential...........................      -     -      -      -      -      -      -      -
Cooperative apartment.....................      6    339     9     604     -      -      -      -
                                           ------ ------ ------ ------ ------ ------ ------ ------
Total Mortgage Loans......................     21  9,390    19   5,384     -      -      1      5
                                           ------ ------ ------ ------ ------ ------ ------ ------
Real Estate Owned:
One- to four-family.......................     -      -      5   1,388     -      -      -      -
Multi-family and underlying cooperative...     -      -      -      -      -      -      -      -
Non-residential...........................     -      -      -      -      -      -      -      -
Cooperative apartment.....................     -      -     18     558     -      -      -      -
                                           ------ ------ ------ ------ ------ ------ ------ ------
Total Real Estate Owned...................     -      -     23   1,946     -      -      -      -
                                           ------ ------ ------ ------ ------ ------ ------ ------
Total.....................................     21 $9,390    42  $7,330     -     $-      1   $  5
                                           ====== ====== ====== ====== ====== ====== ====== ======

<F1> The Bank had $215,777 of receivables from Nationar, a
  failed check-clearing and trust company, which are included in Other Assets. These receivables are fully reserved at June 30, 1996. See "Notes to Consolidated Financial Statements."

Allowance for Loan Losses

  The Bank has established a Loan Loss Reserve Committee and has charged it with, among other things, specific responsibility for monitoring the adequacy of the loan loss reserve. The Loan Loss Reserve Committee's findings, along with recommendations for additional loan loss reserve provisions, if any, are reported directly to senior management of the Bank, and to the Board of Directors. The Allowance for Loan Losses is supplemented through a periodic provision for loan losses based on the Loan Loss Reserve Committee's evaluation of several variables, including the level of non-performing loans, the ratio of reserves to total performing loans, the level and composition of new loan activity, and an estimate of future losses determinable at the date the portfolio is evaluated. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, its valuation of OREO, and both the level of loans in foreclosure and pending foreclosure. Based on their judgments about information available to them at the time of their examination, the regulators may require the Bank to recognize additions to the allowance.

  Loan loss reserves are established based upon a review of the two components of the Bank's loan portfolio, performing loans and non-performing loans. Performing loans are reviewed based upon the premise that, over time, the loan portfolio will generate losses and that some portion of the loan portfolio which is currently performing will default. The evaluation process is thus based upon the Bank's historical loss experience.

  Non-performing loans are reviewed individually to determine if the liquidation value of the underlying collateral is sufficient to pay off the existing debt. Should the bank determine that a non-performing loan is likely to result in a principal loss, the loan is then placed into one of four classifications. The particular classification assigned to any one loan, or proportion thereof, (loss, doubtful, substandard or special mention) is based upon the actual level of loss attributable to that loan, as determined by the Loan Loss Reserve Committee. The Bank will then increase its general valuation allowance in an amount established by the Loan Loss Reserve Committee to appropriately reflect the anticipated loss from each loss classification category.

  Specific reserves are established against loans classified as ''loss.'' Rather than an estimation of potential loss, the establishment of a specific reserve represents the identification of an actual loss which will result in a charge-off. This loss amount will be set aside on the Bank's balance sheet as a specific reserve and will serve to reduce the carrying value of the associated loan. The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by various regulatory agencies which can order the establishment of additional general or specific loss allowances.

  The Bank has increased its allowance for loan losses to a level which management believes is adequate to absorb possible losses that may be incurred within the Bank's loan portfolio. The Bank provided $3.0 million to its allowance for loan losses for the fiscal year ended June 30, 1996 and acquired reserves of $668,000 from Conestoga. At June 30, 1996, the total allowance was $7.8 million, which amounted to 119.3% of non-performing loans and 1.34% of total loans. The increase in the allowance reflects management's assessment of the risks inherent in its loan portfolio, including those risks associated with the Bank's emphasis on multi-family mortgage loans, which are considered to be at greater risk of loss than one- to four-family loans. The Bank will continue to monitor and modify the level of its allowance for loan losses in order to maintain such allowance at a level which management considers adequate to provide for loan losses. For the fiscal year ended June 30, 1996, the Bank had charge-offs, net of recoveries, of $1.0 million against the allowance. Since 1985, total principal losses attributable to the Bank's loan portfolio have averaged 0.42% of the average outstanding loan balance.

  The following table sets forth activity in the Bank's allowance for loan losses at or for the dates indicated.

                                                                   At or For the Year Ended June 30,
                                                           ------------------- -----------------------------

                                                              1996      1995      1994      1993      1992
                                                           --------- --------- --------- --------- ---------
                                                                (Dollars in thousands)

Total loans outstanding at end of period(1)............... $583,686  $429,854  $431,593  $461,418  $479,610
                                                           ========= ========= ========= ========= =========
Average total loans outstanding(1)........................ $449,063  $430,845  $455,705  $474,362  $468,594
                                                           ========= ========= ========= ========= =========
Balance at beginning of period............................   $5,174    $3,633    $2,996    $2,094    $1,340
Provision for loan losses.................................    2,979     2,950     4,105     3,395     1,409
Charge-offs:
One- to four-family.......................................     (21)      (146)     (224)     (272)      (40)
Multi-family and underlying cooperative...................    (553)    (1,081)   (2,203)   (1,355)     (114)
Non-residential...........................................    (274)       (92)       -        (19)       -
F.H.A./V.A................................................      -          (9)       -        (13)       -
Cooperative apartment.....................................    (170)      (328)   (1,109)     (876)     (557)
Other.....................................................      (5)        -         -         -        (1)
                                                           --------- --------- --------- --------- --------- -
Total charge-offs.........................................   (1,023)   (1,656)   (3,536)   (2,535)     (712)
                                                           --------- --------- --------- --------- --------- -
Recoveries................................................       14       247        68        42        57
                                                           --------- --------- --------- --------- ---------
Reserve acquired in purchase of Conestoga..................     668        -         -         -         -
                                                           --------- --------- --------- --------- ---------
Balance at end of period..................................    $7,812    $5,174    $3,633    $2,996    $2,094
                                                           ========= ========= ========= ========= =========
Allowance for loan losses to total loans at end of period.    1.34%     1.20%     0.84%     0.65%    0.44%
Allowance for loan losses to total non-performing loans at
end of period(2)..........................................   119.25    101.99     58.15     25.76    12.53

Allowance for losses on OREO:
Balance at beginning of period............................     $-       $-        $-        $-        $-
Provision charged to operations...........................    586        -         -         -         -
Charge-offs, net of recoveries............................   (472)       -         -         -         -
                                                           --------- --------- --------- --------- ---------
Balance at end of period..................................   $114       $-        $-        $-        $-
                                                           ========= ========= ========= ========= =========

<F1>  Total loans represents loans, net, plus the allowance for loan losses. Total loans at June 30, 1996 includes $113.1 million of loans acquired from Conestoga.
<F2>  The Bank adopted SFAS No. 114 on July 1, 1995. See
      ''Management's Discussion and Analysis of Financial Condition and Results of Operations-Impact of Accounting Standards.''

  The following table sets forth the Bank's allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated.

                                                         At June 30,
                            --------------------------------------------------------------
                                      1996               1995                 1994
                            -------------------- -------------------- --------------------
                                      Percent of           Percent of           Percent of
                                       Loans in             Loans in             Loans in
                                         Each                 Each                 Each
                                       Category             Category             Category
                            Allowance  to Total  Allowance  to Total  Allowance  to Total
                              Amount   Loans<F1>    Amount   Loans<F1>    Amount   Loans<F1>
                            --------- ---------- --------- ---------- --------- ----------
                                                (Dollars in thousands)
Mortgage loans:
One- to four-family........    $1,171     29.90%      $556    14.25%      $398     14.66%
Multi-family and underlying
cooperative................     4,763     52.11      3,372    61.72      2,267     59.68
Non-residential............       605      6.63        103     6.60         72      6.63
Cooperative apartment......     1,085     10.38      1,031    16.51        784     18.06
Other......................       188      0.98        112     0.92        112      0.97
                            --------- ---------- --------- ---------- --------- ----------
Total......................    $7,812    100.00%    $5,174   100.00%    $3,633    100.00%
                            ========= ========== ========= ========== ========= ==========

<F1>  Total loans represent gross loans less FHA and VA loans, which are government guaranteed loans.

Investment Activities

  Investment Strategies of the Company - After using $76.4 million of the proceeds raised in the initial public offering to purchase the 100% of the Bank's Common Stock, the Company retained approximately $65. 0 million in cash, of which $11.6 million was loaned to the Company's ESOP.

  The remaining $53.4 million is to be utilized for general business activities which may include, but are not limited to:
(1) repurchases of Common Stock, (2) acquisition of other companies, (3) subject to applicable limitations, the payment of dividends, and/or (4) investments in the equity securities of other financial institutions and other investments not permitted for federally-insured institutions. There can be no assurance that the Company will engage in any of these activities in the future. See "Item 5 - Market for the Company's Common Stock and Related Stockholder Matters."

  Otherwise, the investment policy of the Company calls for investments in relatively short-term, liquid securities similar to such securities defined in the securities investment policy of the Bank.

  Investment Policy of the Bank.   The securities investment
policy of the Bank, which is established by the Board of Directors, is designed to help the Bank achieve its overall asset/liability management objectives. Generally, the policy calls for management to emphasize principal preservation, liquidity, diversification, short maturities and/or repricing terms, and a favorable return on investment when selecting new investments for the Bank's portfolio. The Bank's current securities investment policy permits investments in various types of liquid assets including obligations of the U.S. Treasury and federal agencies, investment grade corporate obligations, various types of mortgage-backed securities, commercial paper, certificates of deposit, and federal funds sold to select financial institutions periodically approved by the Board of Directors.

  Investment strategies are implemented by the Asset and Liability Management Committee ("ALCO") comprised of the Chief Executive Officer, the Executive Vice President and other senior management officers. The strategies take into account the Bank's overall balance sheet, including loans and deposits, and are intended to protect and enhance the Company's earnings and market value. The strategies are reviewed monthly by the ALCO and reported regularly to the Board of Directors.

  The Bank converted to a federally chartered mutual savings bank on November 1, 1995. Prior to that date, the Bank operated as a New York State chartered mutual savings Bank. While operating under its New York State charter, the Bank was permitted to make certain investments in equity securities and stock mutual funds. At June 30, 1996, these equity investments totaled $3.2 million, comprised primarily of a $2.1 million investment in a common stock mutual fund designed specifically for New York State Savings Banks, and a $1.1 million investment divided among two additional common stock mutual funds and one fixed income mutual fund. Pursuant to current law, the Bank is required to divest or transfer such securities. The Bank expects that it will either dispose of such securities to a third-party or sell or transfer such securities to the Company.

  The Bank currently does not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative financial instruments. These activities are prohibited by the Bank's securities investment policy. Similarly, the Bank has not and does not invest in mortgage-backed securities which are deemed to be ''high risk,'' or purchase bonds which are not rated investment grade.

  Mortgage-Backed Securities.   In its securities investment
activities over the past few years the Bank has increased its purchases of mortgage-backed securities, which provide the portfolio with investments consisting of desirable repricing, cash flow and credit quality characteristics. Mortgage-backed securities generally yield less than the loans that underlie the securities because of the cost of payment guarantees and credit enhancements that reduce credit risk to the investor. However, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings of the Bank. Virtually all (99.9%) of the Company's $209.9 million mortgage-backed securities portfolio, which represented 15.3% of the Company's total assets (or 16.9% of Adjusted Assets) at June 30, 1996, was comprised of securities backed by either the Governmental National Mortgage Association (''GNMA''), FHLMC, or FNMA. In addition to the superior credit quality provided by the agency backing, the mortgage-backed securities portfolio also provides the Company with important interest rate risk management features. One year adjustable-rate mortgage-backed securities, which total $111.3 million, are the single largest component of the Bank's mortgage-backed securities portfolio. These securities are structured so that the interest rate received by the Company adjusts annually in tandem with changes in other short-term market interest rates, a feature which reduces the Bank's exposure to interest rate risk. The Company also has a $50.9 million investment in fixed-rate balloon mortgage-backed securities which provide a return of principal and interest on a monthly basis, and have original maturities of between five to seven years, at which point the entire remaining principal balance is repaid (the ''balloon'' payment). The remainder of the Company's mortgage-backed securities portfolio is split between a $39.1 million investment in seasoned pass-through certificates backed by GNMA, FNMA or FHLMC, with an average remaining maturity of 7 years, and an $8.6 million investment in Collateralized Mortgage Obligations ("CMOs") comprised entirely of fixed rate, short-term classes with relatively little cash flow volatility or floating rate classes which reprice periodically.

  While mortgage-backed securities backed by federally sponsored agencies carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that fluctuating interest rates, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities.

  The Bank adopted SFAS 115 effective July 1, 1994. SFAS 115 requires that investments in equity securities that have readily determinable fair values and all investments in debt securities be classified in one of the following three categories and accounted for accordingly: trading securities, securities available for sale, or securities held to maturity. The
Company had no securities classified as trading securities during the year ended June 30, 1996, and does not intend to trade securities. Unrealized gains and losses on available for sale securities are excluded from earnings and are reported as a separate component of stockholders' equity, net of deferred taxes. At June 30, 1996, the Company had $498.7 million of securities classified as available for sale which represented 36.3% of total assets (or 39.93% of Adjusted Assets) at June 30, 1996. Given the size of the available for sale portfolio, future fluctuations in market values of these securities could result in fluctuations in the Company's stockholders' equity. As a mitigating factor, approximately $360.4 million, or 72%, of the total available for sale portfolio at June 30, 1996 either matures or reprices within one year.
  The maturities on the Bank's fixed-term mortgage-backed securities (balloons, seasoned GNMAs and FHLMCs) are relatively short as compared to the final maturities on its ARMs and CMO portfolios. Except for fixed rate mortgage backed securities acquired from Conestoga, which were generally classified as available for sale, the Company typically classifies purchased fixed rate mortgage-backed securities as held-to-maturity, and carries the securities at amortized cost. The Company is confident of its ability to hold these securities to final maturity. The Company typically classifies purchased ARMs and CMOs as available for sale, in recognition of the greater prepayment uncertainty associated with these securities, and carries these securities at fair market value.

The following table sets forth activity in the Company's mortgage-
backed securities portfolio for the periods indicated.
                                                    For the Year Ended June 30,
                                                ----------------------------------
                                                    1996        1995       1994
                                                ----------- ----------- ----------
                                                          (In thousands)
Amortized cost at beginning of period..........  $  90,543     $94,356    $82,077
Purchases/Sales (net)..........................     20,743      10,067     29,753
Principal repayments...........................    (25,871)    (13,595)   (16,906)
Premium and discount amortization, net.........       (283)       (285)      (568)
Securities acquired in purchase of Conestoga<F1>   124,409          -          -
                                                 -----------  ---------- ---------
Amortized cost at end of period................  $ 209,541      $90,543    $94,356
                                                 ===========  ========== =========

<F1> Amount comprised of $9.9 million of FHLMC securities, $38.4 million of FNMA securities, $70.1 of GNMA securities, and $6.0 million of CMOs.

The following table sets forth the amortized cost and fair value of the Company's securities at the dates indicated.
                                                    At June 30,
                               ----------------------------------------------------------
                                        1996<F1>          1995                1994
                               -------------------- ------------------ ------------------
                                Amortized    Fair   Amortized   Fair   Amortized   Fair
                                  Cost      Value      Cost     Value     Cost     Value
                               ---------- --------- --------- -------- --------- --------
                                                    (In thousands)
Mortgage-backed securities:
GNMA..........................    $88,133   $88,563   $24,402  $24,960   $29,764  $29,224
FNMA..........................     56,720    56,654     7,417    7,599     5,941    5,965
FHLMC.........................     56,122    56,151    54,888   55,382    53,950   53,010
CMOs..........................      8,566     8,589     3,836    3,964     4,701    4,738
                               ---------- --------- --------- -------- --------- --------
Total mortgage-backed
securities....................    209,541   209,957    90,543   91,905    94,356   92,937
                               ---------- --------- --------- -------- --------- --------
Investment securities:
U.S. Treasury and Agency......    297,994   297,906    25,834   25,694    18,989   18,684
Other<F2>.....................     83,700    83,610    67,991   67,909    61,352   60,379
                               ---------- --------- --------- -------- --------- --------
Total investment securities...    381,694   381,516    93,825   93,603    80,341   79,063
Equity securities.............      2,977     3,205     3,304    3,070     1,356    1,359
Net unrealized gain<F2>.......        575        -        770      -         -        -
                               ---------- --------- --------- -------- --------- --------
Total securities, net.........   $594,787  $594,678  $188,442 $188,578  $176,053 $173,359
                               ========== ========= ========= ======== ========= ========

<F1> Includes $9.9 million of FHLMC securities, $38.4
     million of FNMA securities, $70.1 million in GNMA securities, $6.0 million in CMOs, $119.1 million in agency obligations, and $51.7 million in corporate obligations acquired from Conestoga.
<F2> The net unrealized gain at June 30, 1996 and 1995
     relates to available for sale securities in accordance with SFAS No. 115. The net unrealized gain is presented in order to reconcile the ''Amortized Cost'' of the Company's securities portfolio to the recorded value reflected in the Consolidated Statements of Condition.

  Corporate Debt Obligations.   The Company invests in the short-
term investment grade debt obligations of various corporations. Corporate debt obligations generally carry both a higher rate of return and a higher degree of credit risk than U.S. Treasury securities with comparable maturities. In addition, corporate securities are generally less liquid than comparable U.S. Treasury securities. In recognition of the additional risks associated with investing in these securities, the Company's investment policy limits new investments in corporate obligations to those companies which are rated single ''A'' or better by one of the nationally recognized rating agencies, and limits investments in any one corporate entity to the lesser of 1% of total assets or 15% of the Company's equity. At June 30, 1996, the Company's portfolio of corporate debt obligations totaled $79.2 million, or 5.8% of total assets.

The following table sets forth the amortized cost and fair value of the Company's securities, by accounting classification and by type of security, at the dates indicated.

                                                      At June 30,
                               ----------------------------------------------------------
                                        1996<F1>           1995                1994
                               -------------------- ------------------ ------------------
                                Amortized    Fair   Amortized   Fair   Amortized    Fair
                                  Cost      Value      Cost     Value     Cost      Value
                               ---------- --------- --------- -------- --------- ---------
                                                    (In thousands)
Held-to-Maturity:
Mortgage-backed securities:
Pass-through securities........   $52,580   $52,596   $53,815  $54,172   $89,655  $88,199
CMOs...........................        -         -         -        -      4,701    4,738
                               ---------- --------- --------- -------- --------- --------
Total mortgage-backed
securities....................     52,580    52,596    53,815   54,172    94,356   92,937
Investment securities <F2>         43,552    43,428    51,475   51,254    80,341   79,063
Equity securities.............         -         -         -        -      1,356    1,359
                               ---------- --------- --------- -------- --------- --------
Total Held-to-Maturity........   $ 96,132  $ 96,024  $105,290 $105,426  $176,053 $173,359
                               ========== ========= ========= ======== ========= ========
Available-for-Sale:
Mortgage-backed securities:
Pass-through securities........  $148,396  $148,772   $32,892  $33,769        -        -
CMOs...........................     8,566     8,589     3,836    3,964        -        -
                               ---------- --------- --------- -------- --------- --------
Total mortgage-backed
securities....................    156,962   157,361    36,728   37,733        -        -
Investment securities<F2><F4>.    338,141   338,089    42,350   42,349        -        -
Equity securities.............      2,977     3,205     3,304    3,070        -        -
Net unrealized gain<F3>.......        575        -        770       -         -        -
                               ---------- --------- --------- -------- --------- --------
Total available-for-sale......   $498,655  $498,655   $83,152   83,152        -        -
                               ========== ========= ========= ======== ========= ========
Total securities, net.........   $594,787  $594,679  $188,442 $188,578  $176,053 $173,359
                               ========== ========= ========= ======== ========= ========

<F1> Includes $118.4 million of mortgage-backed  pass-through securities,  $6.0  million  in  CMOs,  and  $170.8  million  in
     investment  securities  acquired from Conestoga.   Except,  for
     $10.7 million of investment securities which were classified as held-to-maturity, all securities acquired were classified as available for sale.
<F2> Includes corporate debt obligations.
<F3> The net unrealized gain at June 30, 1996 and 1995 relates to available for sale securities in accordance with SFAS No. 115. The net unrealized gain is presented in order to reconcile the ''Amortized Cost'' of the Company's securities portfolio to the recorded value reflected in the Consolidated Statements of Condition.
<F4> Amount includes $125.0 million of investment  securities
     (short-term agency obligations) which matured on July 1, 1996 in order to coincide with the refund of excess subscription proceeds received in the Company's initial public offering.

   The  following table sets forth certain information  regarding the  amortized cost, fair value and weighted average yield of the
Company's  debt securities at June 30, 1996, by remaining  period
to   contractual   maturity.  With  respect  to   mortgage-backed
securities, the entire amount is reflected in the maturity period that  includes the final security payment date and,  accordingly, no  effect  has  been  given to periodic repayments  or  possible prepayments. Other than obligations of federal agencies and GSEs, the  Company has no investments in securities issued by  any  one entity in excess of 10% of stockholders' equity at June 30, 1996.

                                                          At June 30, 1996
                                         ------------------------------------------------------
                                              Held-to-Maturity           Available-for-Sale
                                         --------------------------- --------------------------
                                                            Weighted                   Weighted
                                         Amortized   Fair   Average  Amortized   Fair  Average
                                            Cost     Value   Yield      Cost    Value    Yield
                                         --------- -------- -------- --------- -------- --------
                                                         (Dollars in thousands)
Mortgage-backed securities:
Due within 1 year.......................   $    -   $    -       - %    $2,075   $2,075    6.00%
Due after 1 year but within 5 years.....    32,300   31,962    6.20     12,930   12,930    6.04
Due after 5 years but within 10 years...     2,817    2,740    6.10      5,945    5,968    6.83
Due after 10 years......................    17,463   17,894    7.01    136,012  136,388    6.72
                                         --------- --------          --------- --------
Total...................................    52,580   52,596    6.46    156,962  157,361    6.65
                                         --------- --------          --------- --------
U.S. Treasury and Agency:
Due within 1 year <F1>..................     6,000    5,982    4.87    230,934  230,934    5.35
Due after 1 year but within 5 years.....     5,340    5,314    5.62     46,307   46,247    6.12
Due after 5 years but within 10 years...     8,093    8,111    6.86         -        -       -
Due after 10 years......................     1,320    1,320    7.41         -        -       -
                                         --------- --------          --------- --------
Total...................................    20,753   20,727    6.00    277,241  277,181    5.48
                                         --------- --------          --------- --------
Corporate & Other:
Due within 1 year.......................    13,039   13,043    5.55     42,417   42,420    5.37
Due after 1 year but within 5 years.....     9,760    9,658    6.10     14,109   14,132    6.62
Due after 5 years but within 10 years...        -        -       -       3,376    3,348    7.99
Due after 10 years......................        -        -       -       3,975    4,213    8.15
                                         --------- --------          --------- --------
Total...................................    22,799   22,701    5.79     63,877   64,113    5.96
                                         --------- --------          --------- --------
Total:
Due within 1 year.......................    19,039   19,025    5.33    275,426  275,429    5.36
Due after 1 year but within 5 years.....    47,400   46,934    6.11     73,346   73,309    6.20
Due after 5 years but within 10 years...    10,910   10,851    6.67      9,321    9,316    7.24
Due after 10 years......................    18,783   19,214    7.03    139,987  140,601    6.76
                                         --------- --------          --------- --------
Total...................................  $ 96,132 $ 96,024    6.20%  $498,080 $498,655    5.91%
                                         ========= ========          ========= ========

<F1> Amount includes $125.0 million of investment securities
     (short-term agency GSE notes) which matured on July 1,1996 in order to coincide with the refund of excess subscription proceeds received in the Company's initial public offering.


Sources of Funds

   General. Deposits, repayments of loans and mortgage-backed securities, investment security maturities and redemptions, and short- to medium-term borrowings from the FHLBNY are the Bank's primary sources of funding for its lending and investment activities. The Bank is also active in the secondary mortgage market, selling substantially all of its new long-term, fixed-rate residential mortgage product to either FNMA, FHLMC, or SONYMA.

   Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank presently offers savings accounts, money market accounts, checking accounts, NOW and Super NOW accounts, and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition from other financial institutions and investment products. The Bank has not used brokers to attract and retain deposits, relying instead on customer service, convenience and long-standing relationships with customers. Consequently, the communities in which the bank maintains branch offices have historically provided the Bank with nearly all of its deposits. At June 30, 1996, the Bank had deposit liabilities of $950.1 million, up $395.3 million from June 30, 1995. The increase was due primarily to $394.3 of deposits acquired in the purchase of Conestoga. Within total deposits, $40.1 million, or 4.2%, consisted of certificates of deposit with balances of $100,000 or greater. Individual Retirement Accounts (''IRA's'') totaled $98.0 million, or 10.3% of total deposits.

The following table presents the deposit activity of the Bank for the periods indicated.

                                                           For the Year Ended June 30,
                                                         ------------------------------
                                                           1996       1995       1994
                                                         --------- ---------- ---------
                                                                (In thousands)

Deposits...............................................  $696,881  $699,479   $646,338
Withdrawals............................................   718,534   709,317    680,325
                                                         --------- --------- ----------
(Withdrawals) in excess of deposits....................  (21,653)   (9,838)   (33,987)
Deposits acquired in purchase of Conestoga <F1>........   394,250       -          -
Interest credited......................................    22,676    17,918     16,638
                                                         --------- --------- ----------
Total increase (decrease) in deposits..................  $395,273    $8,080   $(17,349)
                                                         ========= ========= ==========

<F1> Amount comprised of $216.3 million in certificate of
     deposits, $129.2 in savings accounts, $16.9 million in checking accounts, $30.8 million in money market accounts, and $954,000 in NOW and Super NOW accounts.

   At June 30, 1996 the Bank had $40.1 million in certificate of deposit accounts over $100,000 maturing as follows:

                                                Weighted
                                      Amount  Average Rate
                                     -------- -------------
                                     (Dollars in thousands)
Maturity Period
Within three months.................  $11,005         5.24%
After three but within six months...    7,584         5.43
After six but within 12 months......   11,721         5.56
After 12 months.....................    9,755         6.23
                                     --------
Total...............................  $40,065         5.61%
                                     ========

   The following table sets forth the distribution of the Bank's deposit accounts and the related weighted average interest rates at the dates indicated.

                                                               At June 30,
                               --------------------------------------------------------------------------------------
                                        1996                            1995                         1994
                              ----------------------------- ---------------------------- -----------------------------
                                         Percent of  Weighted          Percent of Weighted           Percent of   Weighted
                                           Total     Average             Total    Average              Total      Average
                                 Amount   Deposits    Rate       Amount  Deposits    Rate    Amount    Deposits      Rate
                               ---------- --------- --------- ---------- -------- -------- --------- -----------  ---------
                                                                   (Dollars in thousands)
Checking accounts.............   $27,684     2.91%      -%      $10,219      1.85%     - %    $9,865      1.80%         -%
NOW accounts..................    15,029     1.58%    1.50       13,877      2.50    1.50     13,596      2.49        1.50
Super NOW.....................       552     0.06     1.50          674      0.12    1.50        416      0.08        1.50
Money market accounts.........    45,948     4.84     3.04       16,698      3.01    2.65     22,145      4.05        2.66
Savings accounts..............   365,146    38.43     2.50      238,217     42.93    2.50    294,387     53.84        2.50
Certificates of deposit ......   495,755    52.18     5.50      275,156     49.59    5.72    206,352     37.74        3.78
                               ---------- --------            ----------  --------          ---------  --------
Totals........................  $950,114   100.00%             $554,841    100.00%          $546,761    100.00%
                               ========== ========            ==========  ========          =========  ========


   The  following  table presents, by interest rate  ranges,  the amount of certificate accounts outstanding at the dates indicated
and   the   period  to  maturity  of  the  certificate   accounts
outstanding at June 30, 1996.
                      Period to Maturity at June 30, 1996
                    --------------------------------------- ------------------------------
                                                                    Total at June 30,
                      Less than      One to       Four to   ------------------------------
Interest Rate Range   One Year    Three Years   Five Years      1996       1995     1994
- -------------------  ----------- ------------- ------------ ------------ -------- --------
                                                 (In thousands)
4.00% and below....       $3,257           $42           $1       $3,300  $20,646 $146,755
4.01% to 5.00%.....      192,562        12,261            3      204,826   45,135   18,331
5.01% to 6.00%.....       65,720        71,613        6,998      144,331   86,389   29,049
6.01% to 7.00%.....       86,597        11,558       18,390      116,545  112,929    7,774
7.01% and above....       11,220         4,865       10,668       26,753   10,057    4,443
                     ----------- ------------- ------------ ------------ -------- --------
Total..............     $359,356      $100,339      $36,060     $495,755 $275,156 $206,352
                     =========== ============= ============ ============ ======== ========


  Borrowings. The Bank has been a member and shareholder of the FHLBNY since February 14, 1980. One of the privileges accorded FHLBNY shareholders is the ability to borrow money under various lending (''advance'') programs at competitive interest rates. The Bank's total borrowing capacity at the FHLBNY at June 30, 1996 is in excess of $152 million. Included as part of the total borrowing capacity at the FHLBNY, the Bank has been approved for an ''Overnight Line of Credit'' of $32.1 million, and a $32.1 million ''One-Month Overnight Line of Credit,'' both priced at 0.125% over the prevailing federal funds rate. At June 30, 1996, the Bank had a total of $15.7 million in fixed-rate advances outstanding with the FHLBNY with remaining maturities of between two and three years, at an average rate of 5.40%.

Securities sold with agreement to repurchase totaled $12.0 million at June 30, 1996. Of this total, $10.0 million were acquired in the acquisition of Conestoga. The U.S. Government, agency and mortgage-backed securities sold with agreement to repurchase all mature beyond ten years as of June 30, 1996.. Borrowings under such reverse repurchase agreements involve the delivery of securities to broker-dealers who arrange the transactions. The securities remain registered in the name of the Bank, and are returned upon the maturities of the agreements. Funds to repay the Bank's securities sold with agreement to repurchase at maturity will be provided primarily by cash received from the maturing securities.

  Presented below is information concerning securities sold with agreement to repurchase for the years ended June 30, 1996, 1995 and 1994:
                                                             At of for the Years Ended June 30,
                                                         ----------------------------------------
                                                             1996          1995          1994
                                                         ------------- ------------- ------------
                                                                  (Dollars in thousands)
Average amounts outstanding.............................     $2,148        $2,212         $2,196
Total interest cost.....................................        153           160            164
Average interest rate paid..............................       7.13%         7.25%          7.48%
Maximum amount outstanding at any month end.............    $11,998        $2,164         $2,277
Ending balance..........................................     11,998         2,110          2,161
Weighted average interest rate on balance outstanding...       6.00%         7.50%          7.56%


Subsidiary Activities

The Company's only subsidiary is the Bank. The Bank was originally founded in 1864 as a New York State-chartered mutual savings bank. On November 1, 1995, the Bank converted to a federal mutual savings bank. On June 26, 1996, the Bank converted from the mutual to the stock form of ownership, and 100% of its outstanding shares were acquired by the Company. The operation of the Bank is the primary business of the Company.

   The Bank has three wholly-owned subsidiary corporations. Havemeyer Brokerage Corporation (''HBC'') is currently engaged in the sale of insurance and annuity products primarily to the Bank's customers and members of the local community. As of June 30, 1996. HBC had $597,690 in consolidated assets, and for the year ended June 30, 1996, had pre-tax income of $47,889. Havemeyer Equities Corporation (''HEC'') and Boulevard Funding Corporation (''BFC'') are currently inactive. As of June 30, 1996, HEC had $7,688 and BFC had $1,868 of consolidated assets.

Personnel

   As of June 30, 1996, the Company had 208 full-time employees and 73 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

Federal, State and Local Taxation

Federal Taxation

      General. The following is a discussion of material tax matters and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank was last audited for its taxable year ended December 31, 1988 For federal income tax purposes, the Company and the Bank will file separate income tax returns and report their income on a June 30 fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts, discussed below.

      Tax Bad Debt Reserves. The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, made significant changes to provisions of the Internal Revenue Code of 1986 (the "Code") relating to a savings institution's use of bad debt reserves for federal income tax purposes and requires such an institution to recapture (i.e., take into income) certain portions of its accumulated bad debt reserves. The effect of the 1996 Act on the Bank is discussed below. Prior to the enactment of the 1996 Act, the Bank was permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions, within specified formula limits, were deducted in arriving at the Bank's taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, was permitted to be computed using an amount based on a six-year moving average of the Bank's charge-offs for actual losses (the "Experience Method"), or an amount equal to 8% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. Use of the PTI Method had the effect of reducing the marginal rate of federal tax on the Bank's income to 32.2%, exclusive of any minimum or environmental tax, as compared to the generally applicable maximum corporate federal income tax rate of 35%. The Bank's deduction with respect to non-qualifying loans was required to be computed under the Experience Method. Each year the Bank reviewed the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserves.

      The 1996 Act. Under the 1996 Act, for its current and future taxable years, the Bank is not permitted to make additions to its tax bad debt reserves. The Bank will be allowed to deduct bad debts as incurred. In addition, the Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of the first taxable year beginning after December 31, 1995 (other than its supplemental reserve for losses on loans) over the balance of such reserves as of December 31, 1987. As a result of such recapture, the Bank will pay additional federal tax of approximately $1.1 million. Since the Bank has already provided a deferred income tax liability of this amount for financial reporting purposes, the enactment of the 1996 Act will not adversely impact the Bank's financial condition or results of operations. Moreover, such recapture will be suspended for each of the two successive taxable years, beginning with the Bank's current taxable year, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year.

      Distributions. Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserve balance as of December 31, 1987, to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

      The amount of additional taxable income created from a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. See "Regulation" and "Dividend Policy" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

      Corporate Alternative Minimum Tax. The Code imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Bank's AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2 million is imposed on corporations, including the Bank, whether or not an AMT is paid..



State and Local Taxation

       State of New York. The Bank and the Company are subject to New York State franchise tax on one of several alternative bases, whichever results in the highest tax, and will file combined returns for purposes of this tax. The basic tax is measured by
"entire net income," which is federal taxable income with adjustments. For New York State tax purposes, so long as the Bank continues to meet certain definitional tests relating to its assets and the nature of its business, it will be permitted deductions, within specified formula limits, for additions to its bad debt reserves for purposes of computing its entire net income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may be computed using an amount based on the Bank's actual loss experience (the "Experience Method") or an amount equal to 32% of the Bank's entire net income (the "PTI Method"), computed without regard to this deduction and reduced by the amount of any permitted addition to the Bank's reserve for non-qualifying loans. Because of a recent amendment to the New York State tax law, the Bank is not required to recapture any portion of its New York bad debt reserves because of the automatic recapture of its federal bad debt reserves pursuant to the 1996 Act (see Federal Taxation, Tax Bad Debt Reserves). However, the New York bad debt reserves are subject to recapture for "non-dividend distributions" in a manner similar to the recapture of the federal bad debt reserves for such distributions (see Federal Taxation, Distributions). Also, the New York bad debt reserve is subject to recapture in the event that the Bank fails to satisfy the definitional tests. The Bank's deduction with respect to non-qualifying loans must be computed under the Experience Method which is based on the Bank's actual charge-offs. Each year the Bank will review the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserves.

      The New York State tax rate for the 1996 calendar year is 10.755% (including commuter transportation and other surcharges) of net income. In general, the Company will not be required to pay New York State tax on dividends and interest received from the Bank.

      City of New York. The Bank and the Company are also subject to a similarly calculated New York City banking corporation tax of 9% on income allocated to New York City. Unless the New York City tax law is amended to conform with the New York State law, the Bank will be required to include in its New York City income for its current taxable year the excess of its post-1987 New York City reserves for losses on qualifying real property loans over its reserve for losses on such loans maintained for federal income tax purposes (the "Excess Reserves"). If the Bank's Excess Reserve of $29.6 million as of the first taxable year beginning after December 31, 1995 were so included, the Bank would pay an additional city tax liability of approximately $1.2 million.
Since the Bank has already provided a deferred income tax liability of this amount for financial reporting purposes, this will not adversely impact the Bank's financial condition or results of operations.

     State of Delaware. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax, but is required to file an annual report and pay an annual franchise tax to the State of Delaware.

Regulation

General

   The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the FDIC, as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") administered by the FDIC, and it is a member of the FHLBNY. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. The Company, as a unitary savings and loan holding company, is required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and of the Securities and Exchange Commission (the ''SEC'') under the federal securities laws.

   The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank, and the operations of both.

   The  following discussion is intended to be a summary  of  the
material   statutes   and  regulations  applicable   to   savings
associations, and it does not purport to be a comprehensive description of all such statutes and regulations.


Regulation of Federal Savings Associations

   Business Activities. The Bank derives its lending and investment powers from the Home Owner's Loan Act, as amended (''HOLA''), and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400% of an association's capital on the aggregate amount of loans secured by non-residential real estate property; (c) a limit of 10% of an association's assets on commercial loans; (d) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities;
(e) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA); and (f) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

   Loans to One Borrower. Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At June 30, 1996, the Bank's limit on loans to one borrower was $12.4 million. At June 30, 1996, the Bank's largest aggregate amount of loans to one borrower was $8.2 million and the second largest borrower had an aggregate balance of $4.9 million.

   QTL Test. HOLA requires a savings association to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its ''portfolio assets'' in certain ''qualified thrift investments'' in at least nine months of the most recent twelve-month period. ''Portfolio assets'' means, in general, an association's total assets less the sum of (a)
specified liquid assets up to 20% of total assets, (b) certain intangibles, including goodwill and credit card and purchased mortgage servicing rights, and (c) the value of property used to conduct the association's business. ''Qualified thrift investments'' includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and consumer loans up to 10% of the association's portfolio assets. At June 30, 1996, the Bank maintained 76.0% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and, therefore, was a qualified thrift lender.

   A savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The initial restrictions include prohibitions against (a) engaging in any new activity not permissible for a national bank, (b) paying dividends not permissible under national bank regulations, (c) obtaining new advances from any FHLB, and (d) establishing any new branch office in a location not permissible for a national bank in the association's home state. In addition, within one year of the date a savings association ceases to meet the QTL test, any company controlling the association would have to register under, and become subject to the requirements of, the Bank Holding Company Act of 1956, as amended. If the savings association does not requalify under the QTL test within the three-year period after it failed the QTL test, it would be required to terminate any activity and to dispose of any investment not permissible for a national bank and would have to repay as promptly as possible any outstanding advances from an FHLB. A savings association that has failed the QTL test may requalify under the QTL test and be free of such limitations, but it may do so only once.

   Capital Requirements. The OTS regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, a leverage ratio requirement of 3% of core capital to such adjusted total assets, and a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-based assets. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies, to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset.

  Tangible capital is defined, generally, as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related earnings, minority interests in equity accounts of fully consolidated subsidiaries, less intangibles other than certain purchased mortgage servicing rights and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, and the allowance for possible loan losses. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

   The OTS regulations require a savings association with ''above normal'' interest rate risk is required to deduct a portion of such capital from its total capital to account for the ''above normal'' interest rate risk. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) resulting from a hypothetical 2% increase or decrease in market rates of interest, divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. At the times when the 3-month Treasury bond equivalent yield falls below 4%, an association may compute its interest rate risk on the basis of a decrease equal to one-half of that Treasury rate rather than on the basis of 2%. A savings association whose measured interest rate risk exposure exceeds 2% would be considered to have ''above normal'' risk. The interest rate risk component is an amount equal to one-half of the difference between the association's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Any required deduction for interest rate risk becomes effective on the last day of the third quarter following the reporting date of the association's financial data on which the interest rate risk was computed. Pending other regulatory developments, the OTS has deferred enforcing the general requirement to deduct capital on account of "above normal" interest rate risk.

      The  table below presents the Bank's regulatory capital  as compared  to the OTS regulatory capital requirements at June  30,
1996:
                                                                    Minimum
                                                Actual        Capital Requirement
                                         ------------------- ---------------------
                                          Amount     Ratio     Amount     Ratio
                                         --------- --------- ----------- ---------
As of June 30, 1996:
  Tangible.............................. $ 119,125     9.49%  >= $18,828   >= 1.5%
  Core Capital.......................... $ 119,259     9.50%  >= $37,659   >= 3.0%
  Risk-based capital.................... $ 126,715    21.24%  >= $47,718   >= 8.0%


  The Bank received approximately $131.1 million of excess proceeds resulting from the oversubscription of the Company's initial public offering. The Bank's tangible, core, and risk-based capital ratios were 10.60%, 10.61%, and 23.86% respectively, excluding the effects of the excess proceeds on the balance sheet, at June 30, 1996.

The following is a reconciliation of generally accepted accounting principles (GAAP) capital to regulatory capital for the Bank:

                                           June 30, 1996
                                     -----------------------------
                                     Tangible   Core    Risk-Based
                                     Capital  Capital    Capital
                                     -------- --------- ----------

GAAP capital........................$148,008  $148,008   $148,008
                                    --------- ---------  ---------
Non-allowable assets:
Core deposit intangible.............    (134)       -          -
Unrealized gain on AFS securities...    (311)     (311)      (311)
Goodwill............................ (28,438)  (28,438)   (28,438)
General valuation allowance.........      -         -       7,456
                                    --------- --------- ----------
Regulatory capital.................. 119,125   119,259    126,715
Minimum capital requirement.........  18,828    37,659     47,718
                                    --------- --------- ----------
Regulatory capital-excess...........$100,297  $ 81,600    $78,997
                                    ========= ========= ==========

    Limitation on Capital Distributions. OTS regulations currently impose limitations upon capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital. At least 30-days written notice must be given to the OTS of a proposed capital distribution by a savings association, and capital distributions in excess of specified earnings or by certain institutions are subject to approval by the OTS. An association that has capital in excess of all fully phased-in regulatory capital requirements before and after a proposed capital distribution and that is not otherwise restricted in making capital distributions, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (a) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its ''surplus capital ratio'' (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or
(b) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described above. See '' - Prompt Corrective Regulatory Action.''

   The OTS has proposed regulations that would simplify the existing procedures governing capital distributions by savings associations. Under the proposed regulations, the approval of the OTS would be required only for an association that is deemed to be in troubled condition or that is undercapitalized or would be undercapitalized after the capital distribution. A savings association would be able to make a capital distribution without notice to or approval of the OTS if it is not held by a savings association holding company, is not deemed to be in troubled condition, has received either of the two highest composite supervisory ratings, and would continue to be adequately capitalized after such distribution. Notice would have to be given to the OTS by any association that is held by a savings association holding company or that had received a composite supervisory rating below the highest two composite supervisory ratings. An association's capital rating would be determined under the prompt corrective action regulations. See '' Prompt Corrective Regulatory Action.''

  The Company however, is subject to the terms of a certification requested by and delivered to the OTS in connection with the Bank's application to the OTS for approval of the Conversion, which certification prohibits the Company from taking any actions to further any payments to its shareholders through a return of excess capital until June 26, 1997. The certification expressly does not apply to taxable dividend payments made by the Company or to dividend payments made by the Bank to the Company.

   Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5%. OTS regulations also require each savings association to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the month ended June 30, 1996 was 43.0%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

    Assessments. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report. During January 1996, the Bank paid its first assessment as a federal savings bank of $72,493 for the period January 1, 1996 through June 30, 1996. Prior to that date, the Bank had not paid any OTS assessments as it converted to a federal charter on November 1, 1995.

   Branching. Subject to certain limitations, HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such a branch is available (a) in states that expressly authorize branches of savings associations located in another state and (b) to an association that qualifies as a ''domestic building and loan association'' under the Internal Revenue Code of 1986, which imposes qualification requirements similar to those for a ''qualified thrift lender'' under HOLA. See '' QTL Test.'' The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association's activities. This authority under HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

   Community Reinvestment. Under the CRA, as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a ''Satisfactory'' CRA rating in its most recent examination.

   In April 1995, the OTS and the other federal banking agencies adopted amendments revising their CRA regulations. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the proposed system would focus on three tests: (a) a lending test, to evaluate the institution's record of making loans in its service areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other
offices.  The  amended  CRA  regulations  also  clarify  how   an
institution's  CRA  performance  would  be  considered   in   the
application process.

   Transactions with Related Parties. The Bank's authority to engage in transactions with its ''affiliates'' is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (''FRA''). In general, an affiliate of the Bank is any company that controls the Bank or any other company that is controlled by a company that controls the Bank, excluding the Bank's subsidiaries other than those that are insured depository institutions. The OTS regulations prohibit a savings association
(a) from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act (''BHC Act'') and (b) from purchasing the securities of any affiliate other than a subsidiary. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings association and also limits the aggregate amount of transactions with all affiliates to 20% of the savings association's capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies.

   The Bank's authority to extend credit to its directors, executive officers, and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board (''FRB'') thereunder. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the association's capital. In addition, extensions of credit in excess of certain limits must be approved by the association's board of directors.

   Enforcement. Under the Federal Deposit Insurance Act (''FDI Act''), the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all ''institution-affiliated parties,'' including any controlling stockholder or any shareholder, attorney, appraiser and accountant who knowingly or recklessly participates in any violation of applicable law or regulation or breach of fiduciary duty or certain other wrongful actions that causes or is likely to cause a more than a minimal loss or other significant adverse effect on an insured savings association. Civil penalties cover a wide range of violations and actions and range from $5,000 for each day during which violations of law, regulations, orders, and certain written agreements and conditions continue, up to $1 million per day for such violations if the person obtained a substantial pecuniary gain as a result of such violation or knowingly or recklessly caused a substantial loss to the institution. Criminal penalties for certain financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship, or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director of the OTS, the FDIC has authority to take such action under certain circumstances.

   Standards for Safety and Soundness. The FDI Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 (''Community Development Act''), requires the OTS, together with the other federal bank regulatory agencies, to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation, and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The OTS and the federal bank regulatory agencies have adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. The OTS and the other agencies determined that the adoption of stock valuation standards was not appropriate. In addition, the OTS adopted regulations pursuant that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the ''prompt corrective action'' provisions of FDICIA. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties. Effective October 1, 1996, the OTS and the federal bank regulatory agencies adopted guidelines for identifying and monitoring asset quality and earnings standards.

   Real Estate Lending Standards. The OTS and the other federal banking agencies adopted regulations to prescribe standards for extensions of credit that (a) are secured by real estate or (b) are made for the purpose of financing the construction of improvements on real estate. The OTS regulations require each savings association to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying OTS guidelines, which include loan-to-value ratios for the different types of real estate loans. Associations are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standards are justified.

   Prompt  Corrective Regulatory Action.   Under the  OTS  prompt
corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of five categories
based   on  the  association's  capital.  Generally,  a   savings
association is treated as ''well capitalized'' if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk-weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings association will be treated as ''adequately capitalized'' if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of core capital to risk-weighted assets is at least 4.0%, and its ratio of core capital to total assets is at least 4.0% (3.0% if the association receives the highest rating on the CAMEL financial institutions rating system). A savings association that has a total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating on the CAMEL financial
institutions    rating    system)    is    considered    to    be
''undercapitalized.'' A savings association that has a total risk-based capital of less than 6.0% or a Tier 1 risk-based capital ratio or a leverage ratio of less than 3.0% is considered to be ''significantly undercapitalized.'' A savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be ''critically undercapitalized.'' The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements. As of the most
recent   notification  from  the  Office  of  Thrift  Supervision
categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have
changed    the   institution's   category.    See   ''-   Capital
Requirements.''

   The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as an association's capital deteriorates within the three undercapitalized categories. All associations are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the association would be undercapitalized. An undercapitalized association is required to file a capital restoration plan within 45 days of the date the association receives notice that it is within any of the three undercapitalized categories. The OTS is required to monitor closely the condition of an undercapitalized association and to restrict the asset growth, acquisitions, branching, and new lines of business of such an association. Significantly undercapitalized associations are subject to restrictions on compensation of senior executive officers; such an association may not, without OTS consent, pay any bonus or provide compensation to any senior executive officer at a rate exceeding the officer's average rate of compensation (excluding bonuses, stock options and profit-sharing) during the 12 months preceding the month when the association became undercapitalized. A significantly undercapitalized association may also be subject, among other things, to forced changes in the composition of its board of directors or senior management, additional restrictions on transactions with affiliates, restrictions on acceptance of deposits from correspondent associations, further restrictions on asset growth, restrictions on rates paid on deposits, forced termination or reduction of activities deemed risky, and any further operational restrictions deemed necessary by the OTS.

   If one or more grounds exist for appointing a conservator or receiver for an association, the OTS may require the association to issue additional debt or stock, sell assets, be acquired by a depository association holding company or combine with another depository association. The OTS and the FDIC have a broad range of grounds under which they may appoint a receiver or conservator for an insured depository association. Under FDICIA, the OTS is required to appoint a receiver (or with the concurrence of the FDIC, a conservator) for a critically undercapitalized association within 90 days after the association becomes critically undercapitalized or, with the concurrence of the FDIC, to take such other action that would better achieve the purposes of the prompt corrective action provisions. Such alternative action can be renewed for successive 90-day periods. However, if the association continues to be critically undercapitalized on average during the quarter that begins 270 days after it first became critically undercapitalized, a receiver must be appointed, unless the OTS makes certain findings with which the FDIC concurs and the Director of the OTS and the Chairman of the FDIC certify that the association is viable. In addition, an association that is critically undercapitalized is subject to more severe restrictions on its activities, and is prohibited, without prior approval of the FDIC from, among other things, entering into certain material transactions or paying interest on new or renewed liabilities at a rate that would significantly increase the association's weighted average cost of funds.

   When appropriate, the OTS can require corrective action by a savings association holding company under the ''prompt corrective action'' provisions of FDICIA.

   Insurance of Deposit Accounts. Pursuant to FDICIA, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the new assessment system, which began in 1993, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period. The three capital categories consist of
(a) well capitalized, (b) adequately capitalized, or (c) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.

   The FDI Act requires that the BIF and the SAIF funds each be recapitalized until reserves are at least 1.25% of the deposits insured by that fund. After a fund reached the 1.25% reserve ratio, the assessment rates for that fund could be reduced. The FDIC reported that the BIF reached the required reserve ratio during May 1995. As a result of the recapitalization of the BIF, the FDIC reduced BIF-assessment rates. Beginning in 1993, the assessment rates for the BIF and the SAIF had ranged from 0.23% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.31% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). Effective June 1, 1995, the FDIC reduced the BIF assessment rates to a range of 0.04% to 0.27% of deposits for such institutions. The Bank's assessment rates for 1995 were 0.23% of deposits through May 31, 1995 and were 0.04% of deposits beginning on June 1, 1995.

   On November 14, 1995, the FDIC again decided to reduce the BIF assessments. Having determined that the BIF had sufficient reserves in excess of the required 1.25% ratio, the FDIC decided that ''well capitalized'' institutions without any significant supervisory concerns should begin paying assessments at the statutory minimum of $2,000 annually, beginning with the first quarter of 1996, and the BIF-assessment rates for other institutions range from 0.03% to 0.27% of deposits.

   The FDIC has reported that, under current law and appropriate financial projections, the SAIF is not expected to be recapitalized until 2001. Accordingly, the FDIC has determined that SAIF-insured institutions should continue to pay assessments at the current SAIF assessment rates, which range from 0.23% of deposits to 0.31% of deposits. The assessment rates on the Oakar Deposits were not subject to the decrease in assessment rates and continue to be assessed at a rate of 0.23%.

   The resulting disparity in deposit insurance assessments rates between the SAIF members and the BIF members is likely to provide institutions paying only the BIF assessments with certain competitive advantages in the pricing of loans and deposits, and in lowered operating costs, pending any legislative action to remedy the disparity. Congress considered proposed legislation to address these issues.

   The proposed Balanced Budget Act of 1995 (the "Budget Act"), which was approved by the Congress but vetoed by the President, included provisions that focused on a recapitalization of the SAIF. Under the provisions of the Budget Act, all SAIF-member institutions would have paid a special assessment to recapitalize the SAIF, and the assessment base for the payments on the FICO bonds (as herein defined) would have been expanded to include the deposits of both BIF- and SAIF-insured institutions. The amount of the special assessment required to recapitalize the SAIF was then estimated to be approximately 80 basis points of the SAIF-assessable deposits. The special assessment would have been imposed as of the first business day of January 1996 or on such other date prescribed by the FDIC not later than 60 days after enactment of the Budget Act, based on the amount of SAIF deposits on March 31, 1995. If an 80-basis-point assessment were assessed against the Bank's deposits as of March 31, 1995, the Bank's special assessment would be approximately $2.8 million, or $1.5 million on an after-tax basis.

      The Budget Act also provided for the merger of the BIF and SAIF on January 1, 1998, with such merger being conditioned upon the prior elimination of the thrift charter. Congressional leaders had also agreed that Congress should consider and act upon separate legislation to eliminate the thrift charter as early as possible in 1996. If adopted, such legislation would require that the Bank, as a federal savings bank, convert to a bank charter. See "- Financial Institution Regulation and Possible Legislation."

     The veto of the Budget Act by the President was not based on the above described provisions of the Budget Act, and the federal banking regulators continue to seek a legislative solution for the recapitalization of the SAIF. In February 1996, representatives of the FDIC, the OTS and the Treasury Department stated to Congress that, unless Congress adopts legislation to strengthen the SAIF, the SAIF's current problems could result in an erosion of the SAIF deposit base, could cause a default on the FICO bonds that are paid from SAIF assessments, and could leave the SAIF unable to meet its obligations to insured depositors.

     If enacted by Congress, legislation to recapitalize the SAIF as proposed in the Budget Act would have the effect of reducing the capital of SAIF member institutions by the after-tax cost of the special SAIF assessment, plus any related additional tax liabilities. The legislation would also have the effect of reducing any differential that may otherwise be required in the assessment rates for the BIF and SAIF.

      Management cannot predict whether the above legislation or any other legislative proposal will be enacted as described above or, if enacted, the amount of any special SAIF assessment or whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums. It also cannot be predicted whether some other legislative action will be taken to address the BIF/SAIF disparity and what consequences such action could have for SAIF members. A significant increase in SAIF insurance premiums, either absolutely or relative to BIF premiums, or a significant one-time fee to recapitalize the SAIF could have an adverse effect on the operating expenses and results of operations of the Bank.

   Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

   Federal Home Loan Bank System. The Bank is a member of the FHLBNY, which is one of the regional FHLBs composing the FHLB
System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLBNY, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLBNY. The Bank was in compliance with this requirement with an investment in FHLB stock at June 30, 1996, of $7.6 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

   The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. The FHLBNY paid dividends on the capital stock of $332,964, $367,131, and $422,943 and during the years ended June 30, 1996, 1995 and 1994, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of FDICIA and the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (''FIRREA'') on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Bank.

   Federal Reserve System. The Bank is subject to provisions of the FRA and the FRB's regulations pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $52.0 million. The amount of aggregate transaction accounts in excess of $52.0 million are currently subject to a reserve ratio of 10%, which ratio the FRB may adjust between 8% and 12%. The FRB regulations currently exempt $4.3 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve ''discount window,'' but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Regulation of Holding Company

   The Company is a non-diversified unitary savings association holding company within the meaning of HOLA, as amended. As such, the Company is required to register with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, if any. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness, or stability of a subsidiary savings association.

   HOLA prohibits a savings association holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings association or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating an application by a holding company to acquire a savings association, the OTS must consider the financial and managerial resources and future prospects of the company and savings association involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community, and competitive factors.

   As a unitary savings and loan holding company, the Company generally is restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to satisfy the QTL test. See ''- Regulation of Federal Savings Associations QTL Test'' for a discussion of the
QTL requirements. Upon any non-supervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings association by the OTS and that will be held as a separate subsidiary, the Company will become a multiple savings association holding company and will be subject to limitations on the types of business activities in which it can engage. HOLA limits the activities of a multiple savings association holding company and its non-insured association subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the BHC Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

  The OTS is prohibited from approving any acquisition that would result in a multiple savings association holding company controlling savings associations in more than one state, subject to two exceptions: an acquisition of a savings association in another state (a) in a supervisory transaction, and (b) pursuant to authority under the laws of the state of the association to be acquired that specifically permit such acquisitions. The conditions imposed upon interstate acquisitions by those states that have enacted authorizing legislation vary. Some states impose conditions of reciprocity, which have the effect of requiring that the laws of both the state in which the acquiring holding company is located (as determined by the location of its subsidiary savings association) and the state in which the association to be acquired is located, have each enacted legislation allowing its savings associations to be acquired by out-of-state holding companies on the condition that the laws of the other state authorize such transactions on terms no more restrictive than those imposed on the acquiror by the state of the target association. Some of these states also impose regional limitations, which restrict such acquisitions to states within a defined geographic region. Other states allow full nationwide banking without any condition of reciprocity. Some states do not authorize interstate acquisitions of savings associations.

  Transactions between the Company and the Bank, including any of its subsidiaries, and any of its affiliates are subject to various conditions and limitations. See '' Regulation of Federal Savings Associations Transactions with Related Parties.'' The Bank must give 30-days written notice to the OTS prior to any declaration of the payment of any dividends or other capital distributions to the Company. See ''- Regulation of Federal Savings Associations - Limitation on Capital Distributions.''

Federal Securities Laws

   .  The Company's Common stock is registered with the SEC under
Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Item 2 - Properties
   The Bank conducts its business through fifteen full-service offices, including eight offices acquired from Conestoga.. The Bank's Main Office and headquarters is located at 209 Havemeyer Street, Brooklyn, New York. The Bank believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                                              Date
                                                  Leased or  Leased or Lease Expiration Net Book Value at
                                                    Owned    Acquired       Date         June 30, 1996
                                                  --------- --------- ---------------- -----------------
Main Office .....................................     Owned   1906         -                 $398,031
   209 Havemeyer Street
   Brooklyn, New York 11211
Avenue M Branch .................................     Owned   1993         -                  491,546
   1600 Avenue M at E. 16th Street
   Brooklyn, New York 11230
Bayside Branch ..................................    Leased   1974     May, 2004               66,310
   61-38 Springfield Boulevard
   Bayside, New York 11364
Merrick Branch ..................................     Owned   1960         -                  252,426
   1775 Merrick Avenue
   Merrick, New York 11566
Hillcrest Branch ................................    Leased   1971     May, 2001               67,737
   176-47 Union Turnpike
   Flushing, New York 11366
Bellmore Branch .................................     Owned   1973         -                  522,697
   2412 Jerusalem Avenue
   Bellmore, New York 11710
Bronx Branch <F1>................................    Leased   1965   October, 1996             48,905
   1931 Turnbull Avenue
   Bronx, New York 10473
Roslyn Branch....................................     Owned   1990         -                3,084,876
   1075 Northern Boulevard
   Roslyn, New York 11576
Gates Avenue Branch..............................     Owned   1905         -                  282,020
   1012 Gates Avenue
   Brooklyn, New York 11221
Marine Park Branch<F2>............................    Owned   1993         -                  821,135
   2172 Coyle Street
   Brooklyn, New York 11229
Kings Highway Branch.............................     Owned   1976         -                  845,493
   1902-1904 Kings Highway
   Brooklyn, New York 11229
Port Washington Branch...........................    Owned    1971         -                  496,215
   1000 Port Washington Boulevard
   Port Washington, New York 11050
Bensonhurst Branch...............................    Owned    1978         -                1,367,523
   1545 86th Street
   Brooklyn, New York 11228
Whitestone Branch................................    Owned    1979         -                  827,194
   24-44 Francis Lewis Boulevard
   Whitestone, New York 11357
Westbury Branch <F3>.............................     <F4>    1994         -                  599,281
   622 Old Country Road
   Westbury, New York 11590
Administrative Office ...........................     Owned   1989         -                4,226,772
   275 South 5th Street (Corner of Havemeyer Street)
   Brooklyn, New York 11211

<F1> The Bank has an option to extend this lease for  an
     additional ten year term at fair market rent, as determined by the agreement of the parties or, if the parties cannot agree, by arbitration.
<F2> Prior to October 2, 1993, this branch office was located at
     2161 Coyle Street, Brooklyn, New York.
<F3> This branch office opened April 29, 1995.
<F4> Building owned, land leased.   Lease expires in October, 2003.

Item 3 - Legal Proceedings

  The Company is involved in various legal actions arising in the ordinary course of its business which, in the aggregate, involve amounts which are believed to be immaterial to the financial condition and results of operations of the Bank.

On December 4, 1995, a purported class action complaint was filed in the Delaware Chancery Court, New Castle County, on behalf of the stockholders of Conestoga by Jeffrey Simon (''Plaintiff'') against Conestoga, each of the members of the Conestoga Board, and the Bank. The Plaintiff alleges that each of the members of Conestoga's Board breached his fiduciary duties to Conestoga stockholders by, among other things, agreeing to accept the Acquisition consideration, which Plaintiff alleges is inadequate. The Bank is alleged to have aided and abetted this breach. Plaintiff seeks various remedies, including compensatory damages in an unspecified amount.

On February 9, 1996, Conestoga and the director defendants filed an answer in which they denied the allegations of liability raised in the complaint and raised affirmative defenses. In addition, they moved to dismiss the complaint. On February 12, 1996, the Bank filed its own motion to dismiss the complaint. On or about
March 12, 1996, Plaintiff served a motion for leave to file an amended complaint. In his proposed amended complaint, Plaintiff asserts, among other things, that the proxy statement distributed to Conestoga's stockholders did not provide sufficient disclosure, that the Acquisition is unfair to Conestoga's stockholders and disproportionately benefits Conestoga's Board and the Bank.

The Court has not yet ruled on the Plaintiff's motion to amend the complaint. The Bank intends to vigorously defend against the claims made against it.

Item 4 - Submission of Matters to a Vote of Security Holders.

None

                             PART II

Item 5- Market for the Company's Common Stock and Related
Stockholder Matters

  Dime Community Bancorp, Inc. common stock is traded on the Nasdaq National Market and quoted under the symbol "DIME."

  The following table shows the high and low sales price during the period indicated. The Company's Common stock began trading on June 26, 1996, the date of the initial public offering.

1996                  High          Low
- -----------------    -------         --------
June 26 - June 28    $11.75         $11.6875

  At June 28, 1996, the last trading date in the fiscal year, the Company's stock closed at $11.6875. At September 23, 1996 the Company had approximately 1,613 shareholders of record respectively, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks. There were 14,547,500 shares of common stock outstanding at June 30, 1996.

   The Board of Directors of the Company did not declare any dividends on Common Stock during the year ended June 30, 1996. The Board of Directors may consider a policy of paying cash dividends on the Common Stock in the future subject to statutory and regulatory requirements. However, no decision has been made as to the amount or timing of such dividends. Declarations of dividends by the Board of Directors, if any, will depend upon a number of factors, including, investment opportunities available to the Company or the Bank, capital requirements, regulatory limitations, the Company's and the Bank's financial condition, results of operations, tax considerations and general economic conditions. No assurances can be given, however, that any dividends will be paid or, if commenced, will continue to be paid.

   As the principal asset of the Company, the Bank will provide the principal source of funds for payment of dividends by the Company. The Bank will not be permitted to pay dividends on its capital stock if its stockholders' equity would be reduced below the amount required for the liquidation account. See ''Item 1 - Business - Regulation.'' For information concerning federal regulations which apply to the Bank in determining the amount of proceeds which may be retained by the Company and regarding a savings institution's ability to make capital distributions including payment of dividends to its holding company, see ''Item
1 - Business - Regulation - Regulation of Federal Savings Associations - Limitation on Capital Distributions'' and ''Item 1
- -  Business  -  Federal and State Taxation - Federal  Taxation  -
Distributions.''

  Unlike the Bank, the Company is not subject to OTS regulatory restrictions on the payment of dividends to its shareholders, although the source of such dividends will be dependent on the net proceeds retained by the Company and earnings thereon and may be dependent, in part, upon dividends from the Bank. The Company is subject, however, to the requirements of Delaware law, which generally limit dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital, or if there is no such excess, to its net profits for the current and/or immediately preceding fiscal year. At June 30, 1996, the Company has approximately $53.4 million available for the payment of dividends.

  The Company however, is subject to the terms of a certification requested by and delivered to the OTS in connection with the Bank's application to the OTS for approval of the Conversion, which certification prohibits the Company from taking any actions to further any payments to its shareholders through a return of excess capital until June 26, 1997. The certification expressly does not apply to taxable dividend payments made by the Company or to dividend payments made by the Bank to the Company.







Item 6. - Selected Financial Data

  The selected consolidated financial and other data of the Company set below is derived in part from and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto presented under Item 8 of this document. No cash dividends were declared or paid during the year ended June 30, 1996. As a result, dividends per share information is not presented. Since the sale of the Company's stock occurred substantially at year-end (June 26, 1996) earnings per share information for the Company for the year ended June 30, 1996 is not meaningful.

                                                            At June 30,
                                    --------------------------------------------------
                                          1996        1995    1994     1993     1992
                                   --------------- -------- -------- -------- --------
                                                       (In thousands)
Selected Financial Condition Data:
Total assets (1)..................      $1,371,821 $662,739 $646,458 $645,899 $643,120
Loans, net(2).....................         575,874  424,680  427,960  458,422  477,516
Mortgage-backed securities(3).....         209,941   91,548   94,356   82,077   58,404
Investment securities (1)(3)......         392,450  101,695   86,686   56,724   72,055
Federal funds sold (1)............         115,130   17,809    7,029   21,037    9,348
Deposits..........................         950,114  554,841  546,761  564,110  564,520
Stockholders' Equity (4)..........         213,071   77,067   67,919   58,920   49,648

(Notes on following page)

                                                    For the Year Ended June 30,
                                                 ----------------------------------------
                                                  1996(5)   1995   1994     1993    1992
                                                 ------- -------- -------- ------- -------
                                                              (In thousands)
Selected Operating Data:
Interest income..................................$52,619 $49,223  $49,821  $51,393 $55,230
Interest expense on deposits and borrowings...... 23,516  18,946   17,594   21,251  32,391
                                                  ------- ------- -------- ------- -------
Net interest income.............................. 29,103  30,277   32,227   30,142  22,839
Provision for loan losses........................  2,979   2,950    4,105    3,395   1,409
                                                  ------- ------- -------- ------- -------
Net interest income after provision for loan
losses........................................... 26,124  27,327   28,122   26,747  21,430
Non-interest income..............................  1,375   1,773    2,267    3,195   2,107
Non-interest expense............................. 14,021  14,053   12,714   12,214  11,768
                                                  ------- ------- -------- ------- -------
Income before income tax expense and
cumulative effect of changes in accounting
principles....................................... 13,478  15,047   17,675   17,728  11,769
Income tax expense...............................  6,181   6,621    8,211    8,530   5,227
                                                  ------- ------- -------- ------- -------
Income before cumulative effect of changes in
accounting principles............................  7,297   8,426    9,464    9,198   6,542
Cumulative effect on prior years of changing to a
different method of accounting for:
Income taxes(6)..................................     -       -     (383)      -       -
Post-retirement benefits other than
pensions(7)...................................... (1,032)     -        -       -        -
                                                  ------- ------- -------- ------- -------
Net income....................................... $6,265  $8,426   $9,081   $9,198  $6,542
                                                  ======= ======= ======== ======= =======

(Notes on following page)


                                                          At or For the Year Ended June 30,
                                                      -----------------------------------------
                                                       1996    1995    1994     1993     1992
                                                      ------- ------- ------- -------- --------
                                                                (Dollars in thousands)
Selected Financial Ratios and Other Data(8):
Performance Ratios:
   Return on average assets(9).......................   1.07%   1.33%   1.46%    1.47%    1.03%
   Return on average equity(9).......................   9.07   11.50   14.66    16.83    14.16
   Average equity to average assets..................  11.84   11.53    9.98     8.72     7.30
   Equity to total assets at end of period...........  15.53   11.63   10.51     9.12     7.72
   Average interest rate spread(10)..................   3.85    4.51    4.80     4.61     3.44
   Net interest margin(11)...........................   4.41    4.91    5.12     4.95     3.72
   Average interest-earning assets to average
     interest-bearing liabilities.................... 115.68  113.15  111.50   109.66   105.26
   Non-interest expense to average assets............   2.06    2.21    1.97     1.95     1.86
   Efficiency Ratio(12)..............................  45.98   44.11   37.63    38.18    48.29
Regulatory Capital Ratios(13):
   Tangible capital..................................  9.49%   11.53%  10.47%    9.07%    7.72%
   Core capital......................................  9.50    11.56   10.51     9.12     7.72
   Total risk-based capital.......................... 21.24    22.18   19.83    14.13    11.59
Asset Quality Ratios and Other Data:
   Total non-performing loans(14)....................$6,551   $5,073  $6,248  $11,632  $16,713
   Other real estate owned, net......................$1,946   $4,466  $8,200   $7,981   $7,367
Ratios(15)(16):
   Non-performing loans to total loans...............  1.12%    1.18%   1.45%    2.52%    3.48%
   Non-performing loans and real estate owned
     to total assets.................................  0.62     1.44    2.23     3.04     3.74
Allowance for loan losses to:
Non-performing loans................................. 19.25   101.99   58.15    25.76    12.53
Total loans..........................................  1.34     1.20    0.84     0.65     0.44
Full service branches................................    15        7       7        7        7

(Notes follow)

(1) June 30, 1996, Investment securities include $125.0 million and Federal funds sold include $6.1 million of excess proceeds resulting from the oversubscription to the Company's initial public offering, which was refunded on July 1, 1996.
(2) Loans, net, represents gross loans less net deferred loan fees and allowance for loan losses.
(3) The Company has classified its securities as ''held-to-maturity'' or ''available-for-sale'' since July 1, 1994, when it adopted SFAS No. 115.
(4)  Stockholders' Equity increased from June
     30, 1995 to June 30, 1996 primarily due to the initial public offering.
(5) Since the merger with Conestoga was completed at June 26, 1996, its contribution to the Company's earnings and the effect upon average balance computation for fiscal year ended
     June 30, 1996 were not material.
(6) Pursuant to SFAS No. 109, on July 1, 1993, the Bank changed prospectively to the deferred method of accounting for income taxes. The effect of the adoption of this standard is reflected in the financial statements as the cumulative effect of adopting a change in accounting principles.
(7)  The Bank adopted SFAS No. 106  effective July 1, 1995.
     The Bank elected to record the full accumulated post retirement benefit obligation upon adoption. This resulted in a cumulative effect adjustment of $1,032,000 (after reduction for income taxes of $879,000) to apply retroactively to previous years the new method of accounting, which is shown in the consolidated statement of income for the year ended
     June 30, 1996.
(8) With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods. Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios.
(9) Income before cumulative effect of changes in accounting principles is used to calculate return on average assets and return on average equity ratios.
(10) The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(11) The net interest margin represents net interest income as a percentage of average interest-earning assets.
(12) The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income and non-interest income excluding any gains or losses on sales of assets.
(13) All ratios calculated for the Bank only. For definitions and further information relating to the Bank's regulatory capital requirements. See "Item 1- Business-Regulation-Regulation of Federal Savings Associations."
(14) Non-performing loans consists of non-accrual loans; the Bank did not have any loans that were 90 days or more past due and still accruing at any of the dates presented. Non-performing loans do not include troubled-debt restructurings (''TDRs''). See "Item 1 -Business - Asset Quality - Non-performing Assets and Troubled-Debt Restructurings.''
(15) Total loans represents loans, net, plus the allowance for loan losses.
(16) The Bank adopted SFAS No. 114 on July 1, 1995.

Item 7. -Management's Discussion and Analysis of Financial
Condition and Results of Operations

The  Company began operations substantially at year end (June 26,
1996). Substantially all of the Company's earnings for the fiscal year ended June 30, 1996 represented earnings of the Bank prior to its acquisition of Conestoga Bancorp, Inc. The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits. The Bank also generates non-interest income such as service charges and other fees. The Bank's non-interest expenses primarily consist of employee compensation and benefits, occupancy expenses, federal deposit insurance premiums, net costs of other real estate owned, data processing fees and other operating expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

Management Strategy

   The Bank's primary management strategy is to increase its household and deposit market shares in the communities it serves, either through acquisitions or purchases of deposits, or by direct marketing, and to increase its origination of, and investment in, mortgage loans, with an emphasis on multi-family loans. Multi-family lending is a significant business of the Bank and reflects the fact that much of the housing in the Bank's primary lending area is multi-family housing. The Bank's secondary, or supplemental, strategy, is to provide a stable source of liquidity and earnings through the purchase of short-to medium-term, investment grade securities; seek to maintain the Bank's asset quality for loans and other investments; and use appropriate portfolio and asset/liability management techniques in an effort to reduce the effects of interest rate volatility on the Bank's profitability and capital.

   Franchise Expansion. The Bank completed its merger of Conestoga into the Bank on June 26, 1996, providing eight additional full service branches with deposits totaling $394.3 million at June 26, 1996. The Bank will continue to evaluate acquisition and other growth opportunities as they become available. See "Item 1 - Business - Acquisition of Conestoga Bancorp, Inc." Additionally, management plans to supplement this strategy with direct marketing efforts designed to increase household balances and the number of the Bank's services used per household among its existing customers.

   Loan Originations with an emphasis on Multi-family Lending. Management believes that multi-family loans provide advantages as portfolio investments. First, they provide a higher yield than single family loans or investment securities of comparable maturities or terms to repricing. Second, the Bank's market area generally has provided a stable flow of new and refinanced multi-family loan originations. In addition to its emphasis on multi-family lending, the Bank will continue to market and originate residential first mortgage loans secured primarily by owner-occupied, one- to four-family residences, including condominiums and cooperative apartments. See "Item 1 - Business - Lending." Third, origination and processing costs for the Bank's multi-family loans are lower per thousand than comparable single family costs. In addition, to address the higher credit risk associated with multi-family lending, management has developed what it believes are reliable underwriting standards for loan applications in order to maintain a consistent credit quality for new loans.

   Stable  Source of Liquidity and Earnings.   The Bank purchases
short- to medium-term investment grade securities combining what management believes to be appropriate yield, liquidity, and credit quality, in its efforts to achieve (1) a managed and predictable source of liquidity to meet loan demand, (2) a stable source of interest income and (3) diversification in the Bank's portfolio of earning assets. This portfolio is comprised of fixed- and adjustable-rate obligations of various corporate and federal agency issuers $594.8 million at June 30, 1996. In accordance with the Bank's policies, new investments in this category must be rated at least ''investment grade'' upon purchase and have a final maturity or repricing term no greater than ten years, although no security purchased since 1990 has had a term to maturity or repricing greater than five years. See "Item 1 - Business - Investment Activities."

   Asset  Quality.   The Bank has sought to maintain  high  asset
quality by utilizing comprehensive loan underwriting standards and collection efforts and by generally limiting its origination of mortgage loans to its market area. In addition, the Bank has established a loan workout group whose responsibility is to manage the Bank's Other Real Estate Owned (''OREO'') properties and foreclosures. Total non-performing assets have decreased steadily since 1992, due in part to the efforts of this group and also to the general improvement in the area economy. See "Item 1
- - Business - Asset Quality." The Bank's ratio of non-performing loans to total loans at year end ranged from 1.12% to 3.48% during the five-year period ended June 30, 1996. Non-performing assets to total assets averaged 2.21% during the last five years, and was 0.62% at June 30, 1996. The Bank's allowance for loan losses to non-performing loans averaged 63.5% over the five years ended June 30, 1996, and was 119.25% at June 30, 1996.

   Interest Rate Volatility. The Bank's profitability, like that of most financial institutions, is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and securities, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Bank's balance sheet is primarily comprised of assets which mature or reprice within five years, with a significant portion maturing or repricing within one year. In addition, the Bank's deposit base is comprised primarily of savings accounts, and certificates of deposit with maturities of three years or less, representing 38.4% and 48.4%, respectively, of total deposits at June 30, 1996. As a result, at June 30, 1996, the Bank's interest-bearing liabilities maturing or repricing within one year totaled $599.6 million, while interest earning assets maturing or repricing within one year totaled $758.1 million, resulting in a positive one-year interest sensitivity gap of $159.1 million, or 11.6% of total assets. The Bank's estimate of repricing liabilities for selected deposit types which do not carry contractual maturities, such as savings accounts, is based upon the decay rate tables published by the OTS.

   Under interest rate scenarios other than that which existed on June 30, 1996, the gap ratio for the Bank's assets and liabilities could differ substantially based upon different
assumptions  about  how  core  deposit  decay  rates   and   loan
prepayments would change. For example, the Bank's interest rate risk management model assumes that in a rising rate scenario, by paying competitive rates on non-core deposits, a large share of core deposits will transfer to certificates of deposit and be retained, although at higher cost to the Bank. Also, loan and mortgage-backed security prepayment rates would be expected to slow, as borrowers postpone property sales or loan refinancings until rates again decline. As a result, while a positive one-year gap ratio indicates that the Bank's net interest income would grow in a period of rising rates (that is, more assets reprice upwards as rates rise than do liabilities), historically, the opposite has been true. In every rising rate scenario since the early 1980s, the Bank's net income has declined. Conversely, when rates declined the Bank's net interest income has risen.

   Increases in the level of interest rates also may adversely affect the fair value of the Bank's and the Company's securities and other earning assets. Generally, the fair value of fixed-rate instruments fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of the Bank's and the Company's interest earning assets, which could adversely affect the Company's results of operations if sold, or, in the case of interest earning assets classified as available for sale, the Company's stockholders' equity if retained. Under SFAS No. 115, which was adopted by the Bank on July 1, 1994, changes in the unrealized gains and losses, net of taxes, on securities classified as available for sale will be reflected in the
Company's stockholders' equity. As of June 30, 1996, the Company's securities portfolio included $498.7 million in securities classified as available for sale. Accordingly, as a result of adoption of SFAS No. 115 and the magnitude of the Company's holdings of securities available for sale, changes in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in the stockholders' equity of the Company.

   The Company relies primarily on an income-simulation model to measure its risk exposure to changes in interest rates. Income-simulation analysis attempts to capture not only the potential of assets and liabilities to mature or reprice but also the potential magnitude of these changes based upon various sets of assumptions used in the model. The interest rate risk management strategy of the Company is designed to stabilize net interest income and preserve capital over a broad range of interest rate movements and has three primary components:

   Assets. To aid in the implementation of this strategy, in addition to the origination of multi-family loans, management has sought to include various types of adjustable-rate single family (including cooperative apartment) whole loans and adjustable-rate investment securities in its portfolio. These categories of adjustable-rate assets generally have repricing terms of 3 years or less. Adjustable-rate whole loans (single family and cooperative apartments) totaled $141.3 million as of June 30, 1996, and adjustable-rate investment securities (mortgage-backed securities issued by GSEs) totaled $131.3 million at the same date.

   Deposit Liabilities. The Bank, a traditional community-based savings bank, is largely dependent upon its base of competitively priced core deposits to provide stability on the liability side of the balance sheet. The Bank has retained many loyal customers over the years through a combination of service quality, convenience, and a stable and experienced staff. Core deposits at June 30, 1996 were $454.4 million, or 47.8% of total deposits. The balance of certificates of deposit as of June 30, 1996 was $495.8 million, or 52.2% of total deposits. Depending on market conditions, management prices its certificates of deposit in an effort to encourage the extension of the average maturities of deposit liabilities beyond one year. Over the twelve-month period ending June 30, 1996, the Bank had an 80.4% retention rate on maturing certificates of deposit.

   Wholesale Funds. The Bank does not accept brokered deposits as a source of funds and has no plans to do so in the future. However, the Bank is a member of the FHLBNY which provides it with a borrowing line equal to $152.0 million. From time to time, the Bank will borrow ("Advances") from the FHLBNY for various purposes. At June 30, 1996, the Bank had $15.7 million in medium-term advances outstanding.


   The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1996, which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of term to repricing or the term to repayment of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at June 30, 1996 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For purposes of presentation in the following table, the Bank utilized the national deposit decay rate assumptions published by the OTS as of December 31, 1992 (the latest available), which for savings accounts, NOW and Super NOW accounts and money market accounts in the one year or less category, were 17%, 37% and 79%, respectively. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated early payoffs of adjustable-and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. The amounts attributable to mortgage-backed securities reflect principal balances expected to be redeployed and/or repriced as a result of anticipated principal repayments, and as a result of contractual rate adjustments on adjustable-rate mortgage-backed securities.

                                                                        At June 30, 1996
                                       -----------------------------------------------------------------------------------------
                                                  More than  More than More than  More than
                                       3 Months   3 Months   6 Months    1 Year    3 Years   More than  Non-interest
                                        or Less  to 6 Months to 1Year to 3 Years to 5 Years  5 Years     Bearing      Total
                                       --------- ----------- --------- ---------- ---------- ---------- ------------ -----------
                                                                        (Dollars in thousands)
Interest-earning assets<F1>:
Mortgages and other loans (total).....  $48,559     $48,289   $96,579   $100,904   $206,163    $83,192         $-      $583,686
Investment securities.................  237,474      19,717    50,224     52,227      8,312     16,892          -       384,846
Mortgage-backed securities<F2>........   44,465      35,879    54,736     40,964     19,386     14,511          -       209,941
Federal funds sold....................  115,130          -        -          -          -          -            -       115,130
FHLB capital stock....................    7,604          -        -          -          -          -            -         7,604
                                       --------- ----------- --------- ---------- ---------- ---------- ------------ -----------
Total interest-earning assets.........  453,252     103,885   201,539    194,095    233,861    114,595          -     1,301,207
Less:
Loan loss reserves....................       -           -        -          -          -          -        (7,812)     (7,812)
                                       --------- ----------- --------- ---------- ---------- ---------- ------------ -----------
Net interest-earning assets...........  453,252     103,885   201,539    194,095    233,861    114,595      (7,812)   1,293,395
Non-interest-earning assets...........       -           -        -          -          -          -        78,426       78,426
                                       --------- ----------- --------- ---------- ---------- ---------- ------------ -----------
Total assets.......................... $453,252    $103,885  $201,539   $194,095   $233,861   $114,595      $70,614  $1,371,821
                                       ========= =========== ========= ========== ========== ========== ============ ===========
Interest-bearing liabilities:
Savings accounts......................  $15,519     $15,519   $31,037    $94,285    $61,467   $147,319          $-     $365,146
NOW and Super NOW accounts............    1,441       1,441     2,882      5,277      1,412      3,128           -       15,581
Money market accounts.................    9,075       9,075    18,149      5,055      2,407      2,187           -       45,948
Certificates of deposit...............  124,903      96,316   138,137    100,339     36,060         -            -      495,755
Borrowed funds........................    5,000          -        -       20,710         -       1,998           -       27,708
Interest-bearing escrow...............  131,052          -        -          -           -       2,898           -      133,950
                                       --------- ----------- --------- ---------- ---------- ---------- ------------ -----------
Total interest-bearing liabilities....  286,990     122,351   190,205    225,666    101,346    157,530           -    1,084,088
Checking accounts.....................       -           -        -          -           -          -        27,684      27,684
Other non-interest-bearing
liabilities...........................       -           -        -          -           -          -        46,978      46,978
Equity................................       -           -        -          -           -          -       213,071     213,071
                                       --------- ----------- --------- ---------- ---------- ---------- ------------ -----------
Total liabilities and
Stockholders' Equity.................. $286,990    $122,351  $190,205   $225,666   $101,346   $157,530     $287,733  $1,371,821
                                       ========= =========== ========= ========== ========== ========== ============ ===========
Interest sensitivity gap per period... $166,242    $(18,466)  $11,334   $(31,571)  $132,515   $(42,935)          -
                                       ========= =========== ========= ========== ========== ==========
Cumulative interest sensitivity gap... $166,242    $147,766  $159,110   $127,539   $260,054   $217,119           -
                                       ========= =========== ========= ========== ========== ==========
Cumulative interest sensitivity gap as
a percent of total assets.............    12.12%      10.77%   11.60%      9.30%     18.96%     15.83%           -
Cumulative total interest-earning
assets as a percent of cumulative
total interest-bearing liabilities....   157.93%     136.10%  126.54%    115.46%    128.07%    120.03%           -

<F1> Interest-earning assets are included in the period in which the  balances are expected to be redeployed and/or repriced  as
     result    of    anticipated   pre-payments,   scheduled    rate
     adjustments, and contractual maturities.
<F2> Based upon historical repayment experience.

   Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may not react correspondingly to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate with changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features, like annual and lifetime rate caps, which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed in the table. Finally, the ability of certain borrowers to make scheduled payments on their adjustable-rate loans may decrease in the event of an interest rate increase.

Analysis of Net Interest Income

  Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

   The following table sets forth certain information relating to the Company's consolidated statements of operations for the years ended June 30, 1996, 1995 and 1994, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                                                        For the Years Ended June 30,
                                          --------------------------------------------------------------------------------------
                                                      1996                         1995                         1994
                                          ---------------------------- ---------------------------- ----------------------------
                                                              Average                      Average                      Average
                                           Average             Yield/   Average             Yield/   Average             Yield/
                                           Balance   Interest   Cost    Balance   Interest   Cost    Balance   Interest   Cost
                                          ---------- -------- --------- -------- --------- --------- --------- -------- --------
                                                                        (Dollars in thousands)
Assets:
Interest-earning assets:
Real estate loans<F1>....................  $435,948  $39,314    9.02%   $427,042   $38,375    8.99%  $451,699   $40,596    8.99%
Other loans..............................     3,497      340    9.72       3,803       307    8.07      4,006       337    8.41
Mortgage-backed securities<F2>...........    89,001    5,927    6.66      89,232     5,464    6.12     86,040     4,858    5.65
Investment securities<F2><F3>............   107,206    5,738    5.35      84,188     4,402    5.23     69,975     3,454    4.94
Federal funds sold.......................    23,904    1,300    5.44      12,179       675    5.54     18,000       576    3.20
                                           --------- -------           ---------- --------          ---------- --------
Total interest-earning assets............   659,556  $52,619    7.98     616,444   $49,223    7.99%   629,720   $49,821    7.91%
                                           ========= =======           ========== ========          ========== ========
Allowance for loan losses................    (4,797)                      (4,404)                      (3,278)
Non-interest-earning assets..............    25,221                       23,662                       20,476
                                           ---------                   ----------                   ----------
Total assets.............................  $679,980                     $635,702                     $646,918
                                           =========                   ==========                   ==========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
NOW, Super NOW and Money
market accounts..........................   $30,759     $634    2.06%    $33,583      $716    2.13%   $37,334      $840    2.25%
Savings accounts.........................   232,631    5,789    2.49     264,247     6,575    2.49    294,348     7,511    2.55
Certificates of deposit..................   285,524   16,013    5.61     225,785    10,571    4.68    213,092     8,219    3.86
Mortgagors' escrow.......................     3,371       72    2.14       3,253        71    2.18      3,183        67    2.10
Borrowed funds...........................    17,854    1,008    5.65      17,922     1,013    5.65     16,819       957    5.69
                                           --------- --------          ---------- --------           ---------- --------
Total interest bearing liabilities.......   570,139   23,516    4.12     544,790   $18,946    3.48%   564,776   $17,594    3.11%
                                           --------- ========          ---------- ========           ---------- ========
Checking accounts........................    11,646                       10,950                       10,926
Other non-interest bearing liabilities...    17,718                        6,678                        6,647
                                           ---------                   ----------                    ----------
Total liabilities........................   599,503                      562,418                      582,349
Stockholders' equity.....................    80,477                       73,284                       64,569
                                          ----------                   ----------                    ----------
Total liabilities and equity............. $ 679,880                    $ 635,702                     $646,918
                                          ==========                   ==========                    ==========
Net interest income/interest rate
spread<F4>...............................            $29,103    3.85%              $30,277    4.51%             $32,227    4.80%
                                                     ========                     ========                      ========
Net interest-earning assets/net interest
margin<F5>...............................  $ 89,417             4.41%    $71,654              4.91%   $64,944              5.12%
                                           =========                   ==========                    ==========
Ratio of interest-earning assets to
interest-bearing liabilities.............                     115.68%                       113.15%                      111.50%


<F1> In computing the average balance of loans, non-accrual loans have been included.
<F2> Includes securities classified ''available for sale.''
<F3> Includes interest bearing deposits in other banks and  FHLB stock.
<F4> Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
<F5> Net  interest margin represents net interest  income  as  a percentage of average interest-earning assets.

Rate/Volume Analysis

  Net interest income can also be analyzed in terms of the impact of changing interest rates on interest-earning assets and interest-bearing liabilities and changing the volume or amount of these assets and liabilities. The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (change in volume multiplied by prior rate), (ii) changes attributable to rate (changes in rate multiplied by prior volume), and (iii) the net change. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to the volume and the changes due to rate.

                                 Year Ended                  Year Ended                   Year Ended
                                June 30, 1996               June 30, 1995                June 30, 1994
                                 Compared to                 Compared to                  Compared to
                                 Year Ended                  Year Ended                   Year Ended
                               June 30, 1995               June 30, 1994                 June 30, 1993
                             Increase/(Decrease)        Increase/(Decrease)          Increase/(Decrease)
                                   Due to                      Due to                       Due to
                            --------------------------- --------------------------- -------------------------
                             Volume    Rate       Net     Volume    Rate      Net     Volume     Rate       Net
                             ------- --------- --------- --------- ------- --------- --------- --------- ---------
                                                           (In thousands)
Interest-earning assets:
Real estate loans...........   $802      $137      $939   $(2,216)    $(5)  $(2,221)  $(1,691)    $(375)  $(2,066)
Other loans.................    (28)       61        33       (17)    (13)      (30)        6       (38)      (32)
Mortgage-backed securities..    (24)      487       463       188     418       606     1,735    (1,076)      659
Investment securities.......  1,431       (95)    1,336       722     226       948       328      (682)     (354)
Federal funds sold..........  1,036      (411)      625      (254)    353        99       195        26       221
                             ------- --------- --------- --------- ------- --------- --------- --------- ---------
Total....................... $3,217      $179    $3,396   $(1,577)   $979     $(598)     $573   $(2,145)  $(1,572)
                             ======= ========= ========= ========= ======= ========= ========= ========= =========
Interest-bearing liabilities:
NOW, Super NOW and
  money market accounts.....   $(76)     $ (6)     $(82)     $(82)   $(42)    $(124)      $(9)    $(190)    $(199)
Savings accounts............   (976)      190      (786)     (759)   (177)     (936)      725    (1,667)     (942)
Certificate of deposit and
  other.....................  3,846     1,596     5,442       542   1,810     2,352      (572)   (1,283)   (1,855)
Mortgagors' escrow..........      8        (7)        1         2       2         4         9         1        10
Borrowed funds..............     (6)        1        (5)       63      (7)       56      (160)     (511)     (671)
                             ------- --------- --------- --------- ------- --------- --------- --------- ---------
Total.......................  2,796     1,774     4,570      (234)  1,586     1,352        (7)   (3,650)   (3,657)
                             ------- --------- --------- --------- ------- --------- --------- --------- ---------
Net change in net
  interest income...........  $ 421  $(1,595)  $ (1,174)  $(1,343)  $(607)  $(1,950)     $580    $1,505    $2,085
                             ======= ========= ========= ========= ======= ========= ========= ========= =========


Comparison of Financial Condition at June 30,1996 and June 30,1995


      The Company's assets grew $709.1 million during the fiscal year ended June 30, 1996, increasing to $1.37 billion at June 30, 1996 from $662.7 million at June 30, 1995. The growth resulted primarily from increases of $406.3 million and $151.2 million in investment and mortgage-backed securities and loans respectively. Both investment and loan growth were enhanced by the acquisition of Conestoga, which provided $295.2 million and $113.1 million of investments and mortgage-backed securities and loans respectively.

      In addition, the Company's investment in federal funds sold increased by $97.3 million, due primarily to net proceeds of $141.4 raised in the Company's initial public offering, as well as excess proceeds of $131.1 million resulting from the oversubscription to the Company's initial public offering, which were refunded to subscribers on July 1, 1996.

      The Company continued its strategy of emphasizing multi-family lending with multi-family loan originations of $94.4 during the fiscal year ended June 30, 1996. As a result, multi-family loans grew to $296.6 million or 21.6% of assets (23.9% of Adjusted assets) at June 30, 1996 from $252.4 million at June 30, 1995. In addition, the Company increased its non-residential loans by $10.7 million. Growth in both of these segments were attributable to more competitive loan pricing during the period. Offsetting this growth were declines of $2.4 million and $14.2 million in one-to-four family residential loans (excluding loans acquired from Conestoga) and cooperative apartment loans, as the Company originated only $6.6 million of one-to-four family and cooperative apartment loans, the majority of which were fixed rate loans sold in the secondary market.

      The acquisition of Conestoga provided $124.4 million of mortgage-backed securities, of which $70.0 million were GNMAs, and $170.8 of investment securities, of which $119.1 million and $51.7 million was comprised of agency obligations and corporate obligations, respectively. The growth in securities portfolio also reflected the proceeds from the initial public offering and the excess subscription proceeds.

      The growth in assets was funded primarily through increased stockholders' equity of $136.0 million and the excess subscription proceeds of $131.1 million included in escrow and other deposits at June 30, 1996. The growth in stockholders'
equity was due primarily to $141.4 million in net proceeds received from the Company's initial public offering and $6.3 million in net income for the year. Offsetting these increases to equity was purchases of the Company's Common Stock by the ESOP totaling $11.6 million. Total stockholders' equity was $213.1 million or 15.53% of total assets (17.17% of Adjusted Assets) at June 30, 1996.

      The Company acquired deposits totaling $394.3 million from Conestoga. Removing this effect, deposits increased only $1.0 million during the year ended June 30, 1996, as net outflows of $21.6 million offset interest credits of $22.7 million. Liabilities at June 30, 1996 reflect a purchase by the Company of $34.0 million of investment securities available for sale dated June 28, 1996 for which the proceeds were not disbursed until after July 1, 1996.

      The Company utilized the proceeds raised in the initial public offering to fund the Merger Consideration of $101.3 million for the Bank's acquisition of Conestoga. The Acquisition resulted in goodwill of $28.4 million, which is currently being amortized over a twelve year period.

Comparison of Financial Condition at June 30, 1995 and  June  30,
1994

  Total assets increased to $662.7 million at June 30, 1995, from $646.5 million at June 30, 1994, an increase of $16.2 million. The annual growth that occurred in fiscal year 1995 was funded by a combination of net income, which was $8.4 million, and deposit growth, which totaled $8.1 million for the year.

    Asset growth was concentrated in the Bank's securities portfolio, as weak demand for new residential mortgages at the rates offered, and strong prepayment activity in the existing mortgage loan portfolio, combined to lower the Bank's loan holdings. Total loans fell $1.7 million to $429.9 million at June 30, 1995. A portion of the liquidity created by the combination of the increase in deposits (which was due to interest credited) and the reduction in the size of the loan portfolio is reflected in the $10.8 million increase in the size of the Bank's investment in federal funds sold, which was $17.8 million at June 30, 1995. The remaining liquidity was used for new security purchases. Growth in the securities portfolio totaled $12.2 million, primarily attributable to new purchases of short-term, fixed-rate securities backed by GSEs, consistent with the Bank's supplemental strategy of seeking investments that provide a stable source of liquidity and earnings. See ''Management Strategy Stable Source of Liquidity and Earnings.'' At June 30, 1995, the Bank's investment in mortgage-backed and investment securities had increased to $193.2 million, as compared to $181.0 million at June 30, 1994.

  Total equity of the Bank was $77.1 million at June 30, 1995, or 11.63% of total assets. This compares with total equity of $67.9 million and an equity to total assets ratio of 10.51% at June 30, 1994. Included in the equity calculation is a component recognizing the net unrealized gain or loss on the Bank's available for sale securities portfolio, as required by SFAS No. 115, which the Bank adopted effective July 1, 1994. The net addition to equity resulting from this requirement totaled $416,000, net of deferred taxes, at June 30, 1995. Whether the application of SFAS No. 115 will result in an addition to or a deduction from equity in the future is subject to change with changes in market conditions and interest rates. See '' Impact of Accounting Standards.''

Comparison  of Operating Results for the Fiscal Years Ended  June
30, 1996 and 1995

   General. Net income for the fiscal year ended June 30, 1996 was $6.3 million as compared to $8.4 million for the fiscal year ended June 30, 1995. Income before cumulative effect of change in accounting principles for the year ended June 30, 1996 was $7.3 million, a decrease of $1.1 million from $8.4 million for prior year. Decreases of $1.2 million and $398,000 in net interest income and non-interest income, respectively, were offset by a $440,000 decrease in income tax expense.

   Interest Income. Interest income amounted to $52.6 million for the year ended June 30, 1996, representing an increase of $3.4 million from the prior year. The increase was the result of the effect of a $43.1 million increase in average interest-earning assets, as the average yield on interest-earning assets decreased by 1 basis point. The largest components of the increase in interest income were interest income on real estate loans, investment securities and federal funds sold, of $939,000, $1.3 million and $625,000, respectively. All of these increases were driven primarily by the increases in average interest-earning assets of $8.9 million, $23.0 million and $11.7 million, in real estate loans, investment securities and federal funds sold, respectively. Average yields on real estate loans, and investment securities increased by 3 basis points and 12 basis points respectively, while the average yield on federal funds sold declined by 10 basis points. The small increase in yields on these assets resulted from general increase in interest rates during the year ended June 30, 1996 offset by a shift of funds to shorter-term, lower yielding investments and competitive loan pricing, which reduced rates slightly on loan originations. The increase in average interest-earning assets is consistent with the Bank's supplemental strategy of seeking loan growth and
investments  that provide a stable source of earnings.   See  "-
Management Strategy." Since much of the real estate loan originations occurred during the fourth quarter, its effect upon average balance and interest income for the year ended June 30, 1996 was minor.


  Interest Expense.    Interest expense was $23.5 million for the
fiscal year 1996, an increase of $4.6 million from fiscal year 1995. Interest-bearing liabilities averaged $570.1 million for the year ended June 30, 1996, representing an increase of $25.3 million, or 4.65%, over the prior year. The average rate paid on interest-bearing liabilities increased 64 basis points, from 3.48% to 4.12%. The increase in the average rate paid on interest-bearing liabilities resulted from the higher interest rate environment and from a steady shift of deposits out of savings
accounts   and  into  higher  costing  certificates  of  deposit.
Management's strategy of paying competitive interest rates on certificates of deposit with maturities in excess of one year, which management believes should help to stabilize the Bank's cost of funds over the longer term, contributed to a higher cost of funds in the current period. Average savings account balances decreased by $31.6 million from $264.2 million for the year ended June 30, 1995 to $232.6 million for the year ended June 30, 1996, at the same time the average certificates of deposit balance increased by $59.7 million from $225.8 million for the year ended June 30, 1995 to $285.5 million for the year ended June 30, 1996. The average rate paid on certificates of deposit increased by 93 basis points over the same period.

Provision for loan losses. The provision for loan losses increased slightly to $2.97 million for the year ended June 30, 1996 from $2.95 million for the year ended June 30, 1995. The allowance for loan losses increased from $5.2 million at June 30, 1995 to $7.8 million at June 30, 1996, reflecting net charge-offs of $1.0 million during the fiscal year ended June 30, 1996 compared to $1.4 million for the fiscal year ended June 30, 1995, the provision for loan losses, and the addition for Conestoga allowance for loan losses of $668,000. In management's judgment, it was prudent to continue to increase the loan loss allowance based upon an evaluation of the adequacy of the reserve in the context of the Bank's historical loan loss experience and to reflect the growing volume of multi-family loan originations during 1996. Although charge-offs declined during fiscal 1996 to fiscal 1995, the Bank experienced an increase in non-performing loans of $1.5 million, from $5.1 million at June 30, 1995 to $6.6 million at June 30, 1996. See "Item 1 -Business - Asset Quality."

Non-interest income. Non-interest income declined $398,000 to $1.4 million for the year ended June 30, 1996 from $1.8 million for the year ended June 30, 1995. This decrease reflects a $53,000 reduction in net gain on the sale of OREO, a decrease of $258,000 on net gains on sales of stock, and a decline of $136,000 in income provided from service charges. The decrease in net gain on sale of stocks was attributable primarily to a loss of $195,000 on the sale of preferred stocks in December, 1995. The decrease in income provided by service charges resulted primarily from a change in the manner in which the Bank accounts for income from the rental of safe deposit boxes. In addition, declines of $34,000 and $39,000 occurred in dividends on FHLBNY stock and annuity fees, respectively. Offsetting these declines, was an increase of $106,000 in net gains on sale of bonds.

Non-interest expense. Non-interest expense declined $32,000 from $14.1 million for the year ended June 30, 1995 to $14.0 million for the year ended June 30, 1996, attributable primarily to a decrease of $1.1 million in insurance premiums paid to the Federal Deposit Insurance Corporation ("FDIC"). This decrease resulted from a reduction in the rate paid by the Bank to the FDIC for deposit insurance premiums, combined with a refund from the FDIC for premiums previously paid in the amount of $319,000. The Bank acquired $394.3 million of deposits insured by SAIF, from Conestoga, on which the annual insurance premium is expected to be $0.23 per $100 of deposit balance. As a result, future FDIC insurance premium expense is expected to increase from the amount recorded during the fiscal year ended June 30, 1996. See "Item 1 - Business - Regulation - Regulation of Federal Savings Associations." The decrease in deposit insurance expense was partially offset by a $594,000 increase in compensation and benefits expense, which was attributable to an increase in employee bonuses and normal salary increases, and a $586,000 provision for losses attributable to the Bank's holding of OREO. Beginning with the fiscal year ended June 30, 1996, periodic provisions to the OREO valuation reserve are recorded as non-interest expense.

Income tax expense.   Income tax expense totaled $6.2 million for
the year ended June 30, 1996 compared to $6.6 million for the year ended June 30, 1995, a decline of $440,000. The decline was attributable primarily to a decrease of $1.6 million in pre-tax income, offset by an increase in the effective tax rate from 44.0% for the year ended June 30, 1995 to 45.9% for the year ended June 30, 1996. The reduced effective tax rate during the year ended June 30, 1995 resulted substantially from the utilization of capital gains tax loss carryforwards totaling $183,000 during the fiscal year.

Cumulative Effect of Changes in Accounting Principles. On July 1, 1995, the Bank adopted SFAS No. 106, which requires accrual of post-retirement benefits, such as health care benefits, during the years an employee provides services. The cumulative effect of the adoption of SFAS No. 106 on prior years was $1,032,000, after a reduction for income taxes of $879,000. As permitted by the Standard, the Bank elected to record this liability at the time of adoption. See '' - Impact of Accounting Standards.''

Comparison  of Operating Results for the Fiscal Years Ended  June
30, 1995 and 1994

  General. Net income for fiscal year 1995 was $8.4 million, as compared to $9.1 million during fiscal year 1994. Interest rates rose sharply beginning in February, 1994, and then gradually declined after January, 1995. The result was a higher yield on earning assets and a higher cost of interest-bearing liabilities in 1995 than in fiscal year 1994. The effect on the Bank's liabilities was greater, however, as more interest-bearing liabilities than interest earning assets repriced during the year. The result was a decline in both net interest income and net income for the Bank in fiscal year 1995. Net income fell to $8.4 million, a decrease of $655,000 from the previous fiscal year, due to (1) the decline in net interest income, which fell by $2.0 million, (2) a $494,000 decrease in non-interest income, and (3) a $1.3 million increase in non-interest expense. These were partially offset by a $1.2 million decrease in the provision for loan losses and adoption of Statement of Financial Accounting Standards No. 109, ''Accounting for Income Taxes,'' effective July 1, 1993, whereby the Bank changed prospectively from the deferred method to the liability method of accounting for income taxes, which resulted in a charge of $383,000 during the fiscal year ended June 30, 1994.

   Interest Income. Total interest income was $49.2 million in fiscal year 1995, a decrease of $598,000 from fiscal year 1994. Despite an increase in the average yield on earning assets during the year, interest income fell, primarily because of a $13.3 million decrease in the amount of average interest-earning assets. The Bank's average investment in real estate loans was $427.0 million in fiscal year 1995 versus $451.7 million during the prior year, as principal repayments exceeded new loan originations for the Bank's portfolio. The result was a drop of $2.2 million in interest income from the real estate loan portfolio during 1995. Interest income from mortgage-backed securities increased by $606,000 to $5.5 million, due to the $3.2 million growth in the Bank's average investment in these securities and to a 47 basis point increase in the average yield on the mortgage-backed securities portfolio. Similarly, interest income provided by the Bank's portfolio of other securities increased by $948,000 from fiscal year 1994 to fiscal year 1995. A $14.2 million increase in the average balance invested in this portfolio combined with an increase in yield to 5.23% in 1995 from 4.94% in fiscal year 1994 accounted for the increase. Federal funds sold, despite averaging $5.8 million less in fiscal year 1995, provided $99,000 more in interest income during the year due to a 234 basis point increase in the average yield on federal funds.

    Interest Expense. Average interest-bearing liabilities decreased by $20.0 million in fiscal year 1995, reflecting net deposit outflows during the year. Total interest expense rose during the period, however, as rising funding costs offset the drop in average interest-bearing liabilities. Throughout the first half of the 1995 fiscal year, the Bank's depositors responded to higher interest rates by extending their deposit maturities. Savings account deposits, which had previously grown during a period of low rates existing in 1993 and 1992, began to shift into higher yielding certificates of deposit. During fiscal year 1995, average savings account balances decreased by $30.1 million from year earlier average balances. Meanwhile average balances of certificates of deposit grew from $213.1 million during the 1994 fiscal year, to $225.8 million during the 1995 fiscal year, an increase of $12.7 million. The net result was an increase in deposit expense of $1.3 million. Interest expense attributable to borrowed funds increased by $56,000 on a $1.1 million increase in average borrowings.

   Net Interest Income. Net interest income for the 1995 fiscal year was $30.3 million, a decline of $1.95 million, or 6.1%, from 1994's results. A lower average interest rate spread and a $11.2 million reduction in the average assets of the Bank combined to reduce net interest income. The interest rate spread and net interest margin were 4.51% and 4.91%, respectively, in 1995, as compared with 4.80% and 5.12% in 1994. Generally, the Bank's assets repriced less quickly than the Bank's liabilities during the year, a result due in large part to the high volume of deposit flows out of savings accounts and into higher cost certificates of deposit.

   Provision for Loan Losses. The provision for loan losses was $2.95 million in 1995 as compared to $4.11 million in the 1994 fiscal year. The change in the level of loan loss provisions reflected the general improvement in the overall credit quality of the Bank's balance sheet during fiscal year 1995. By June 30, 1995, both non-performing loans and non-performing assets had declined significantly from year earlier levels. During the period, total non-performing loans declined by $1.2 million, or 18.8%. Non-performing assets showed similar improvement, falling from $14.4 million at June 30, 1994, to $9.5 million a year later. In addition, net charge-offs for the fiscal year 1995 were $1.4 million, representing a decline of $2.1 million from fiscal year 1994. At June 30, 1995, the allowance for loan losses totaled 101.99% of non-performing loans and 1.20% of total loans, up from 58.15% and 0.84%, respectively, at June 30, 1994. See "Item 1 - Business - Asset Quality Non-performing Assets and Troubled-Debt Restructurings.''

   Non-Interest Income. Non-interest income for the 1995 fiscal year decreased to $1.8 million from $2.3 million in 1994, a reduction of $494,000. Bonds called in the low interest rate environment of the 1994 fiscal year provided $342,000 in non-interest income, as compared to the $52,000 generated in fiscal year 1995 by the sale of securities, a decline of $290,000. Additionally, net gains on the sale of fixed-rate loans to the secondary mortgage market fell by $184,000 in fiscal year 1995 as compared with fiscal year 1994, due to the change in direction of interest rates during each respective period.

   Non-Interest Expense. Total non-interest expense increased $1.3 million, or 10.5%, in the 1995 fiscal year to $14.1 million, as compared to $12.7 million in fiscal year 1994. The primary factor behind this increase was a $565,000 charge taken during 1995 for possible losses from the Bank's investment in the capital stock and debentures of Nationar, which was one of the Bank's primary correspondent banks. Additionally, the Bank established a $75,000 reserve against the possibility of losses relating to its federal funds held by Nationar at February 6, 1995. (See Item 8 - Financial Statements and Supplemental Data -
Note 16 - Commitments and Contingencies)

   Other factors contributing to the increase in total non-interest expense in the 1995 fiscal year were a $418,000 increase in compensation and benefits and a $112,000 increase in expenses associated with managing the Bank's portfolio of OREO. The increase in OREO expenses in fiscal year 1995 was due to the payment of maintenance arrears on four cooperative apartments on which the Bank foreclosed during 1995. The increase in compensation and benefits expenses reflects, in part, the Bank's establishment of a Supplemental Executive Retirement Plan (''SERP'') in February of 1994 in the middle of the Bank's 1994 fiscal year. Thus, fiscal 1995 was the first full year for SERP expense accruals. Expenses attributable to the SERP were $64,000 higher in fiscal year 1995 than in fiscal year 1994 as a result. In addition, there was a $312,000 increase in employee salaries and benefits expense in fiscal year 1995 due to normal salary increases.

   Income Tax Expense. Income tax expense declined by $1.6 million in fiscal year 1995 as compared to fiscal year 1994 due to a decrease in pre-tax income. The Bank's effective income tax rates for the fiscal year 1995 and fiscal year 1994 were 44.0% and 46.5%, respectively. The effective rate was higher in fiscal year 1994 due to several factors, the most important of which were the application of accrued tax loss carryforwards to a capital gain on one of the Bank's mutual fund investments, and the impact of a graduated federal tax rate schedule, which increased the Bank's marginal tax rate in fiscal year 1994 due to higher pre-tax earnings.

Liquidity and Capital Resources

   The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities and investments, and, to a lesser extent, proceeds from the sale of fixed-rate mortgage loans to the secondary mortgage market. While maturities and scheduled amortization of loans and investments are a predictable source of funds, deposit flows, mortgage prepayments and mortgage loan sales are influenced by general interest rates, economic conditions and competition.

   The Company completed the sale of 14,547,500 shares of common stock at $10.00 per share on June 26, 1996, realizing net proceeds of $141.4 million and utilized approximately $88.0 million of the proceeds to purchase 100% of the Bank's common stock. The Bank used these proceeds, along with cash generated in the Bank's ordinary course of business, to fund the Merger Consideration of $101.3 million paid to Conestoga shareholders for the Acquisition.

   The Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by OTS regulations. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. At June 30, 1996, the Bank's liquidity ratio and short-term liquid asset ratios were 43.0% and 37.0%, respectively. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

    The primary investing activities of the Bank are the origination of multi-family and single-family mortgage loans, and the purchase of mortgage-backed and other securities. During the fiscal years ended June 30, 1996, 1995 and 1994, the Bank's loan originations totaled $114.9 million, $47.4 million and $64.7 million, respectively. Purchases of mortgage-backed and other securities totaled $574.5 million, $55.4 million and $101.3 million for the fiscal years ended June 30, 1996, 1995, and 1994, respectively. These activities were funded primarily by principal repayments on loans, mortgage-backed securities and other securities. Loan sales provided additional liquidity to the Bank, totaling $5.1 million, $2.8 million and $19.9 million for the fiscal years ended June 30, 1996, 1995, and 1994 respectively.

  The Bank experienced a net increase in total deposits of $395.3 million and $8.1 million respectively in the fiscal years ended June 30, 1996 and 1995, respectively, while the fiscal year ended June 30, 1994 produced a decrease in total deposits of $17.3 million. As discussed previously, the increase in deposits during the year ended June 30, 1996 was attributable primarily to the acquisition of $394.3 million in deposits from Conestoga. Deposit flows are affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors.

   The Bank closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sales and various money market investments. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of the Bank's $152.0 million borrowing limit at the FHLBNY. At June 30, 1996, the Bank had $15.7 million in medium term borrowings outstanding at the FHLBNY and additional overall borrowing capacity from the FHLBNY of $136.3 million.

   Loan  commitments  totaled $81.2 million  at  June  30,  1996, comprised of $80.2 million in multi-family commitments and residential mortgage loan commitments totaling $971,000. Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from June 30, 1996 totaled $359.4 million. From October
1, 1994 to June 30, 1996, the Company experienced an 80.4% retention rate of funds from maturing certificates of deposit. Based upon this experience and the Company's current pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

   At June 30, 1996, the Bank was in compliance with all applicable regulatory capital requirements. Tangible capital totaled $119.1 million, or 9.49% of total tangible assets, compared to a 1.50% regulatory requirement; core capital, at 9.50%, exceeded the required 3.0% regulatory minimum, and total risk-based capital, at 21.24% of risk weighted assets, exceeded the 8.0% regulatory requirement.

Impact of Inflation and Changing Prices

   The Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Impact of Accounting Standards

   In December, 1990 the FASB issued SFAS No. 106, which significantly changed the prevailing practice of accounting for post-retirement benefits (such as health care benefits) on a cash basis to requiring an accrual, during the years that the employee renders the necessary service, of the expected cost of providing those benefits to an employee and the employee's beneficiaries and covered dependents. The Bank adopted SFAS No. 106 effective July 1, 1995, electing to record the entire accumulated benefit obligations immediately. The net cumulative effect of the adjustment of $1.0 million (after reduction for income taxes of $879,000) to apply retroactively to prior years was included as a charge to net income for the year ended June 30, 1996.

   In May 1993, the FASB issued Statement of Financial Accounting Standards No. 114, ''Accounting by Creditors for Impairment of a Loan'' (''SFAS No. 114''). Under the provisions of SFAS No. 114, a loan is considered impaired when, based on current information and events, it is probable that the lender will be unable to collect all principal and interest due according to the contractual terms of the loan agreement. SFAS No. 114 requires lenders to measure impairment of a loan based on (i) the present value of expected future cash flows discounted at the loan's effective interest rate, (ii) the loan's observable market price or (iii) the fair value of the collateral if the loan is collateral-dependent. SFAS No. 114 also applies to restructured loans and eliminates the requirement to classify loans that are in-substance foreclosures as foreclosed assets except for loans where the creditor has physical possession of the underlying collateral, but not legal title. As amended by SFAS No. 118, SFAS No. 114 allows a creditor to use existing methods for recognizing interest income on impaired loans. The Bank adopted SFAS No. 114 effective July 1, 1995. Adoption of this standard did not have a material effect upon the Bank's financial condition or results from operations.

   In March 1995, the FASB issued SFAS No. 121, ''Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of'' which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment and reported at the lower of carrying amount or fair value, less cost to sell, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. Management anticipates that the adoption of SFAS No. 121 will not have a material impact on the financial condition or results of operations of the Bank.

   In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122, ''Accounting for Mortgage Servicing Rights'' (''SFAS 122''). SFAS No. 122 amends Statement of Financial Accounting Standards No. 65, ''Accounting for Certain Mortgage Banking Activities,'' requiring separate capitalization of the costs of rights to service mortgage loans for others regardless of whether these rights are acquired through a purchase or loan origination activity. SFAS No. 122 is effective for fiscal years beginning after December 15, 1995, and applies only to servicing rights on loans sold subsequent to adoption. Management anticipates that the adoption of SFAS No. 122 will not have a material impact upon the financial condition or results of operations of the Bank.

   In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, ''Accounting for Stock-Based Compensation'' (''SFAS No. 123''). SFAS No. 123 encourages a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt this method for all employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995.

   On November 15, 1995, the FASB issued a special report entitled: ''A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, Questions and Answers'' (''The Guide''). The Guide permitted a one-time reassessment and related reclassifications from the held to maturity category (no later than December 31, 1995) that will not call into question the intent of the enterprise to hold other debt securities at maturity in the future. In December, 1995, the Bank performed a reassessment of its investment and mortgage-backed securities portfolios which resulted in a reclassification of approximately $3.3 million of investment securities from held-to-maturity into available for sale. The impact upon the Bank's financial condition resulting from this transfer was not material. There was no impact on the Bank's results from operations resulting from this transfer.

  In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 ''Accounting for Transfers of Financial Assets and Extinguishments of Liabilities.'' The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are borrowings. This statement also requires that liabilities and derivatives incurred or obtained as part of a transfer be measured initially at fair value. This statement also provides guidance on measurement of servicing rights on assets transferred and derecognition of liabilities transferred. The statement is effective for all transfers, servicing, or extinguishments occurring after December 31, 1996. Adoption of this standard is not expected to have a material effect upon the Company's financial condition or results of operations.

   In November 1993, the American Institute of Certified Public Accountants (''AICPA'') issued Statement of Position No. 93-6, ''Employers' Accounting for Employee Stock Ownership Plans'' (''SOP 93-6'') which is effective for fiscal years beginning after December 15, 1993. SOP 93-6 will apply to the Bank's ESOP and requires the recognition of compensation expense by employers based on the fair value of ESOP shares. Under SOP 93-6, the Bank will recognize compensation expense equal to the fair value of the ESOP shares that become committed to be released to participant accounts. To the extent that the fair value of the Bank's ESOP shares at the time they become committed to be released differs from the original cost of such shares, the difference will be charged or credited to shareholders' equity. The cost of the stock acquired by the ESOP which has not yet been committed to be released to participant accounts will be reflected as a reduction of shareholders' equity.

  In December 1994, the AICPA issued Statement of Position No. 94-6, ''Disclosure of Certain Significant Risks and Uncertainties'' (''SOP 94-6'') which is effective for fiscal years ending after December 15, 1995. SOP 94-6 requires disclosure in the financial statements about certain risks and uncertainties that could significantly affect the amounts reported in the financial statements in the near term and relate to: (i) the nature of
operations;   (ii)  the  necessary  use  of  estimates   in   the
preparation of financial statements, and; (iii) significant concentrations in certain aspects of operations. The adoption of
SOP  94-6  did  not   have a material impact upon  the  financial
condition or results of operations of the Bank.


Item 8. - Financial Statements and Supplementary Data

Financial Statements begin on following page.

                   INDEPENDENT AUDITORS' REPORT


To the Stockholders and the Board of Directors of the Dime Community Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated statements of condition of the Dime Community Bancorp, Inc. and Subsidiary (the ''Company'') as of June 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Dime Community Bancorp, Inc. and Subsidiary as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 15, effective July 1, 1995, the Company changed its method of accounting for postretirement benefits other than pensions to comply with Statement of Financial Accounting Standards No. 106. As discussed in Notes 1 and 14, effective July 1, 1993 the Company changed its method of accounting for income taxes to comply with Statement of Financial Accounting Standards No. 109.

/s/ Deloitte & Touche llp
________________________________
New York, New York
August 30, 1996

            DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CONDITION
                      JUNE 30, 1996 AND 1995
                          (In Thousands)

                                                                                    1996      1995
                                                                               ----------- ----------
                    ASSETS:
Cash and due from banks...................................................        $17,055     $6,807
Investment securities held to maturity (estimated market value of
 $43,428 and $51,254 at June 30, 1996 and June 30, 1995
  respectively) (Notes 2, 4 and 12).......................................         43,552     51,475
Investment securities available for sale (Notes 2,4, and 12):
 Bonds and notes (amortized cost of $338,141 and $42,350 at
  June 30, 1996 and June 30, 1995, respectively)..........................        338,089     42,349
 Marketable equity securities (historical cost of $2,977 and
  $3,304 at June 30, 1996 and June 30, 1995, respectively)................          3,205      3,070
Mortgage-backed securities held to maturity (estimated market value of $52,596 and $54,172 at June 30, 1996 and June 30, 1995
 respectively) (Notes 5 and 12)...........................................         52,580     53,815
Mortgage-backed securities available for sale (amortized cost of
 $156,962 and $36,728 at June 30, 1996 and June 30, 1995,
 respectively) (Notes 5 and 12)...........................................        157,361     37,733
Federal funds sold (Note 2)...............................................        115,130     17,809
Loans (Note 6):
  Real estate.............................................................        577,663    425,965
  Other loans.............................................................          5,564      3,751
  Less allowance for loan losses..........................................         (7,812)    (5,174)
                                                                               ----------- ----------
Total loans, net..........................................................        575,415    424,542
                                                                               ----------- ----------
Loans held for sale.......................................................            459        138
Premises and fixed assets (Note 9)........................................         14,399      5,921
Federal Home Loan Bank of New York capital stock (Note 10)................          7,604      4,801
Other real estate owned, net(Note 7)......................................          1,946      4,466
Goodwill (Note 3).........................................................         28,438         -
Other assets (Notes 14 and 15)............................................         16,588      9,813
                                                                               ------------ ---------
TOTAL ASSETS..............................................................     $1,371,821   $662,739
                                                                               ============ =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Due to depositors (Note 11)...............................................       $950,114   $554,841
Escrow and other deposits (Note 2)........................................        141,732     12,109
Securities sold under agreements to repurchase (Note 12)..................         11,998      2,110
Federal Home Loan Bank of New York advances (Note 13).....................         15,710     15,710
Payable for securities purchased..........................................         33,994         -
Accrued postretirement benefit obligation (Note 15).......................          2,381         -
Other liabilities (Notes 1 and 15)........................................          2,821        902
                                                                               ------------ ---------
TOTAL LIABILITIES.........................................................      1,158,750    585,672
                                                                               ------------ ---------
COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS' EQUITY:
Preferred Stock ($0.01 par, 9,000,000 shares authorized, none outstanding
  at June 30, 1996 and 1995)..............................................             -          -
Common Stock ($0.01 par, 45,000,000 shares authorized, 14,547,500 shares
  outstanding at June 30, 1996, none outstanding at June 30,1995)........             145         -
Additional paid-incapital................................................         141,240         -
Employee Stock Ownership Plan (Note 15)...................................        (11,541)        -
Retained earnings (Notes 2 and 14)........................................         82,916     76,651
Unrealized gain on securities available for sale, net of deferred taxes...            311        416
                                                                               ------------ ---------
TOTAL STOCKHOLDERS' EQUITY................................................        213,071     77,067
                                                                               ------------ ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................................     $1,371,821   $662,739
                                                                               ============ =========

See notes to consolidated financial statements.

            DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS
             YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                          (In Thousands)

                                                                                  For the Years
                                                                                  Ended June 30,
                                                                           --------------------------
                                                                             1996    1995     1994
                                                                           -------- -------- --------
Interest income:
Loans secured by real estate.............................................. $39,314   $38,375  $40,596
Other loans...............................................................     340       307      337
Investment securities.....................................................   5,738     4,402    3,454
Mortgage-backed securities................................................   5,927     5,464    4,858
Federal funds sold........................................................   1,300       675      576
                                                                           -------- -------- --------
Total interest income.....................................................  52,619    49,223   49,821
                                                                           -------- -------- --------
Interest expense:
Deposits and escrow.......................................................  22,508    17,933   16,637
Borrowed funds............................................................   1,008     1,013      957
                                                                           -------- -------- --------
Total interest expense....................................................  23,516    18,946   17,594
Net interest income.......................................................  29,103    30,277   32,227
Provision for loan losses (Note 6)........................................   2,979     2,950    4,105
                                                                           -------- -------- --------
Net interest income after provision for loan losses.......................  26,124    27,327   28,122
                                                                           -------- -------- --------
Non-interest income:
Service charges and other fees............................................     911     1,047      995
Net gain (loss) on sales and redemptions of securities and other assets...     (30)      159      495
Net gain on sales of loans................................................      12        33      217
Other.....................................................................     482       534      560
                                                                           -------- -------- --------
Total non-interest income.................................................   1,375     1,773    2,267
                                                                           -------- -------- --------
Non-interest expense:
Salaries and employee benefits............................................   7,359     6,879    6,461
ESOP benefit expense......................................................     114        -        -
Occupancy and equipment...................................................   1,775     1,610    1,613
Federal deposit insurance premiums........................................     109     1,245    1,268
Data processing costs.....................................................     557       481      477
Provision for losses on Other real estate owned (Note 7)..................     586        -        -
Other.....................................................................   3,521     3,838    2,895
                                                                           -------- -------- --------
Total non-interest expense................................................  14,021    14,053   12,714
                                                                           -------- -------- --------
Income before income taxes and cumulative effect of changes in accounting
principles.....................................................             13,478    15,047   17,675
Income tax expense (Note 14)..............................................   6,181     6,621    8,211
                                                                           -------- -------- --------
Income before cumulative effect of changes in accounting
principles................................................................   7,297     8,426    9,464
Cumulative effect on prior years of changing to a different method of accounting for:
Income taxes (Notes 1 and 14).............................................      -         -      (383)
Post-retirement benefits other than pensions (Notes 1 and 15).............  (1,032)       -        -
                                                                           -------- -------- --------
Net income................................................................  $6,265    $8,426   $9,081
                                                                           ======== ======== ========

See notes to consolidated financial statements.

            DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             YEARS ENDED JUNE 30, 1996, 1995 AND 1994
              (In Thousands Except Per Share Amounts)


                                                                                 For the Years
                                                                                 Ended June 30,
                                                                           --------------------------
                                                                           1996    1995     1994
                                                                           -------- -------- --------
Common Stock (Par value $0.01):
Balance at beginning of period............................................ $    -    $    -   $    -
Issuance of common stock in initial public offering (14,547,500 shares)...     145        -        -
                                                                           -------- -------- --------
Balance at end of period..................................................     145        -        -
                                                                           -------- -------- --------
Additional paid-in capital:
Balance at beginning of period............................................      -         -        -
Issuance of common stock in initial public offering....................... 145,330        -        -
Cost of issuance of common stock..........................................  (4,107)
Allocation of ESOP stock..................................................      17        -        -
                                                                           -------- -------- --------
Balance at end of period.................................................. 141,240        -        -
                                                                           -------- -------- --------
Employee Stock Ownership Plan:
Balance at beginning of period............................................      -         -        -
Common stock acquired by ESOP............................................. (11,638)       -        -
Allocation of ESOP stock..................................................      97        -        -
                                                                           -------- -------- --------
Balance at end of period.................................................. (11,541)       -        -
                                                                           -------- -------- --------
Retained earnings:
Balance at beginning of period............................................  76,651    68,225   59,144
Net income for the period.................................................   6,265     8,426    9,081
                                                                           -------- -------- --------
Balance at end of period..................................................  82,916    76,651   68,225
                                                                           -------- -------- --------
Marketable equity securities valuation reserve:
Balance at beginning of period............................................      -       (306)    (225)
Change in marketable equity valuation reserve.............................      -         -       (81)
Effect of adoption of SFAS 115............................................      -        306       -
                                                                           -------- -------- --------
Balance at end of period..................................................      -         -      (306)
                                                                           -------- -------- --------
Unrealized gain(loss) on securities available for sale, net:
Balance at beginning of period............................................     416        -        -
Effect of adoption of SFAS 115, net of deferred taxes.....................       -      (146)      -
Change in unrealized gain (loss) on securities available for sale during
  the year, net of deferred taxes.........................................    (105)      562       -
                                                                           -------- -------- --------
Balance at end of period.................................................. $   311  $    416 $     -
                                                                           -------- -------- --------

See notes to consolidated financial statements.


            DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                          (In Thousands)                                             For the Years Ended June 30,
                                                                                       1996     1995     1994
                                                                                     -------- -------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.......................................................................    $6,265   $8,426    $9,081
Adjustments to reconcile net income to net cash provided by operating activities:
  Net gain on investment and mortgage-backed securities called...................       (79)      -       (342)
  Net loss on investment and mortgage-backed securities sold.....................       164       11        -
  Net gain on sale of loans held for sale........................................       (12)     (33)     (217)
  Depreciation and amortization..................................................       127    1,509     1,662
  ESOP plan compensation expense.................................................       114       -         -
  Provision for loan losses......................................................     2,979    2,950     4,105
  Decrease (increase) in loans held for sale.....................................      (310)     580       902
  Decrease (increase) in other assets and other real estate owned................     3,040    3,762    (1,260)
  Increase in accrued postretirement benefit obligation..........................     2,115       -         -
  Increase in payable for securities purchased...................................    33,994       -         -
  Increase in other liabilities..................................................     1,677      291        53
                                                                                   --------- --------  --------
Net cash provided by operating activities......................................      50,074   17,496    13,984
                                                                                   --------- --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in Federal funds sold....................................   (52,253) (10,780)   14,008
Proceeds from maturities of investment securities held to maturity...............    13,065    2,060    29,800
Proceeds from maturities of investment securities available for sale.............   399,135   26,300        -
Proceeds from calls of investment securities held to maturity....................    11,056       -     11,420
Proceeds from calls of investment securities available for sale..................    11,323       -         -
Proceeds from sale of investment securities available for sale...................       501       -         -
Proceeds from sale of mortgage-backed securities held to maturity................     2,555    1,067        -
Purchases of investment securities held to maturity..............................    (9,292)  (1,000)  (71,542)
Purchases of investment securities available for sale..........................    (541,951) (43,251)       -
Purchases of mortgage-backed securities held to maturity.........................   (11,714)  (6,093)  (29,753)
Purchases of mortgage-backed securities available for sale.......................   (11,554)  (5,053)       -
Principal collected on mortgage-backed securities held to maturity...............     9,995    7,905    16,906
Principal collected on mortgage-backed securities available for sale.............    15,877    5,690        -
Net (increase) decrease in loans.................................................   (41,856)    (215)   25,670
Cash disbursed in acquisition of Conestoga Bancorp, net of cash acquired            (93,074)      -         -
Purchases of fixed assets........................................................      (779)    (125)     (226)
Sale (purchase) of Federal Home Loan Bank capital stock..........................      (123)     188        (6)
                                                                                   --------- --------  --------
Net cash used in investing activities............................................  (299,089) (23,307)   (3,723)
                                                                                   --------- --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in due to depositors.....................................     1,019    8,080   (17,350)
Net (decrease) increase in escrow and other deposits.............................   128,625   (1,187)    2,967
Net proceeds from issuance of common stock.......................................   129,730       -         -
Proceeds from FHLB advances......................................................        -        -      6,005
Decrease in repurchase agreements................................................      (111)     (51)     (115)
                                                                                   --------- --------  --------
Net cash (used in) provided by financing activities.............................    259,263    6,842    (8,493)
                                                                                   --------- --------  --------
INCREASE IN CASH AND DUE FROM BANKS..............................................    10,248    1,031     1,768
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD.....................................     6,807    5,776     4,008
                                                                                   --------- --------  --------
CASH AND DUE FROM BANKS, END OF PERIOD...........................................   $17,055   $6,807    $5,776
                                                                                   ========= ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes.......................................................  $  6,993  $ 5,996    $9,689
                                                                                   ========= ========  ========
Cash paid for interest...........................................................  $ 23,744  $18,932   $17,575
                                                                                   ========= ========  ========
Transfer of investment and mortgage-backed securities held-to- maturity to
available for sale...............................................................  $  3,300  $70,000   $    -
                                                                                   ========= ======== =========

 On June 26, 1996, the Bank acquired all of the outstanding common stock of Conestoga Bancorp, Inc. for cash.
 In connection with this acquisition, the following assets were acquired and liabilities assumed:
  Fair Value of Investments, Loans and Other Assets Acquired, net   $  507,023
  Cash paid for Common Stock                                          (101,272)
                                                                    -----------
     Deposits and Other Liabilities Assumed                         $  405,751
                                                                    ===========
          See notes to consolidated financial statements.

            DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
             YEARS ENDED JUNE 30, 1996, 1995 AND 1994
              (In Thousands Except Per Share Amounts)

1.    NATURE  OF  OPERATIONS  AND SUMMARY OF  SIGNIFICANT  ACCOUNTING
POLICIES

Nature of Operations - Dime Community Bancorp, Inc. (the "Company") is a Delaware corporation organized by the Bank for the purpose of acquiring all of the capital stock of The Dime Savings Bank of Williamsburgh (the "Bank") issued in the Conversion on June 26, 1996. Presently, the only significant assets of the Company are the capital stock of the Bank, the Company's loan to the Bank's ESOP, and investments of the net conversion proceeds retained by the Company. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.

The Bank was originally founded in 1864 as a New York State-chartered mutual savings bank. On November 1, 1995, the Bank converted to a federal mutual savings bank. The Bank has been, and intends to continue to be, a community-oriented financial institution providing financial services and loans for housing within its market areas.
The Bank maintains its headquarters in the Williamsburgh section of the borough of Brooklyn. Fourteen additional offices are located in the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County.

The sale of the Company's stock and the merger of Conestoga Bancorp, Inc. into the Bank occurred substantially at year-end
(June 26, 1996). Accordingly, the Company's results of operations for the year ended June 30, 1996 are substantially comprised of the results of operations of the Bank, and earnings per share information for the Company for the year ended June 30, 1996 is not meaningful.

Summary of Significant Accounting Policies - The accounting and reporting policies of the Company conform to generally accepted accounting principles. The following is a description of the significant policies:

Principles of Consolidation - The accompanying 1996 consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, the Bank. All financial statements presented include the accounts of the Bank's three wholly-owned subsidiaries, Havemeyer Equities Corp. (''HEC''), Boulevard Funding Corp. (''BFC'') and Havemeyer Brokerage Corp. (''HBC''). HBC is currently engaged in the sale of insurance and annuity products primarily to the Bank's customers and members of the local community. BFC and HEC were established in order to invest in real estate joint ventures and other real estate assets. BFC and HEC had no investments in real estate at June 30, 1996 and are currently inactive. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investment Securities and Mortgage-backed Securities - Purchases and sales of Investments and Mortgage-backed securities are recorded on trade date. Gains and losses on sales of Investment and Mortgage-backed securities are recorded on the specific identification basis.

On July 1, 1994, the Bank adopted SFAS No. 115, ''Accounting for Investments in Debt and Equity Securities'' (''SFAS 115''). The Statement requires that debt and equity securities that have readily determinable fair values be carried at fair value unless they are held to maturity. Debt securities are classified as held to maturity and carried at amortized cost only if the reporting entity has a positive intent and ability to hold these securities to maturity. If not classified as held to maturity, such securities are classified as securities available for sale or as trading securities. Unrealized holding gains or losses on securities available for sale are excluded from earnings and reported net of income taxes as a separate component of stockholders' equity. The effect of adopting this statement was not material. At June 30, 1996 and 1995, all equity securities are classified as available for sale. At June 30, 1994, all debt securities were carried at amortized cost and all equity securities were carried at lower of cost or market.

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

            DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
             YEARS ENDED JUNE 30, 1996, 1995 AND 1994
              (In Thousands Except Per Share Amounts)

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

On July 1, 1995, the Bank adopted Statement of Financial Accounting Standards No. 114, ''Accounting by Creditors for Impairment of a Loan'' (''SFAS 114''). The Statement requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of expected future cash flows discounted at the loan's effective interest rate. As an expedient, creditors may account for impaired loans at the fair value of the collateral or at the observable market price of the loan if one exists. The adoption of SFAS No. 114, as amended by SFAS No. 118, did not have a material effect on the Bank's financial condition or results of operations.

Loan Fees - Loan origination fees and certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual loan terms.

Other Real Estate Owned, net - Properties acquired as a result of foreclosure on a mortgage loan are classified as Other real estate owned and are recorded at the lower of the recorded investment in the related loan or the fair value of the property at the date of acquisition, with any resulting write down charged to the allowance for loan losses. Subsequent write downs are charged to the valuation allowance for possible losses on Other real estate owned.

Prior to July 1, 1995, the Bank was required to include in Other real estate owned loans which have been in substance foreclosed. Effective July 1, 1995, the Bank adopted SFAS 114. The provisions of this Statement eliminated the Bank's requirement to include in substance foreclosed loans in other real estate, except where the Bank has completed foreclosure proceedings. In substance foreclosed real estate is not material to the financial condition or results of operations of the Bank.

Premises and Fixed Assets - Land is stated at original cost.
Buildings and furniture and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the properties as follows:

Buildings                    2.22% to 2.50% per year
Furniture and equipment                 10% per year

Leasehold improvements are amortized over the remaining non-cancelable terms of the related leases.

Income Taxes - Pursuant to Statement of Financial Accounting
Standards No. 109, ''Accounting for Income Taxes'' (''SFAS 109''), on July 1, 1993, the Bank changed prospectively from the deferred method to the liability method of accounting for income taxes. The effect of the adoption of this standard is reflected in the financial statements as the cumulative effect of adopting a change in accounting principle.

Cash Flows - For purposes of the Consolidated Statement of Cash
Flows, the Bank considers cash and due from banks to be cash equivalents.

Recently Issued Accounting Standards - On July 1, 1995, the Bank adopted Statement of Financial Accounting Standards No. 106, ''Employers' Accounting for Postretirement Benefits Other Than Pensions.'' This Statement requires accrual of postretirement benefits (such as health care benefits) during the years an employee provides services. The cumulative effect of the adoption of this standard on prior years was approximately $1,032 (after reduction for income taxes of $879). As permitted by the Statement, the Bank elected to record the full liability at the time of adoption.

            DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
             YEARS ENDED JUNE 30, 1996, 1995 AND 1994
              (In Thousands Except Per Share Amounts)

In March 1995, the FASB issued SFAS No. 121, ''Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of'' which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment and reported at the lower of carrying amount or fair value, less cost to sell, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. Management anticipates that the adoption of SFAS No. 121 will not have a material impact on the financial condition or results of operations of the Bank.

In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, ''Accounting for Mortgage Servicing Rights.'' The Statement which amends Statement of Financial Accounting Standards
No. 65, ''Accounting for Certain Mortgage Banking Activities,'' requires separate capitalization of the costs of rights to service mortgage loans for others regardless of whether these rights are acquired through a purchase or loan origination activity. Adoption of this Statement is required for fiscal years beginning after December 15, 1995. Given the current level of the Bank's mortgage banking activities, adoption of this Standard is not expected to have a material effect upon the Bank's financial condition or results of operations.

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 ''Accounting for Transfers of Financial Assets and Extinguishments of Liabilities.'' The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are borrowings. This statement also requires that liabilities and derivatives incurred or obtained as part of a transfer be measured initially at fair value. This statement also provides guidance on measurement of servicing rights on assets transferred and derecognition of liabilities transferred. The statement is effective for all transfers, servicing, or extinguishments occurring after December 31, 1996. Adoption of this standard is not expected to have a material effect upon the Company's financial condition or results of operations.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas in the accompanying financial statements where estimates are significant include the allowance for loans losses and the carrying value of other real estate.

Reclassification - Certain June 30, 1995, and 1994 amounts have been reclassified to conform to the June 30, 1996 presentation.

2.   CONVERSION TO STOCK FORM OF OWNERSHIP:

On November 2, 1995, the Board of Directors of the Bank adopted a Plan of Conversion to convert from mutual to stock form. As part of the conversion, the Company was incorporated under Delaware law for the purpose of acquiring and holding all of the outstanding stock of the Bank. On June 26, 1996, the Company completed its initial public offering and issued 14,547,500 shares of common stock (par value $.01 per share) at a price of $10.00 per share, resulting in net proceeds of approximately $141,368 prior to the acquisition of stock by the Employee Stock Ownership Plan. The Company retained approximately $53,397 of the net proceeds and used the remaining net proceeds to purchase all of the outstanding stock of the Bank. Costs related to the conversion were charged against the Company's proceeds from the sale of the stock.

The Company received approximately $131,078 of excess proceeds resulting from the oversubscription of the Company's initial public offering. In accordance with the terms of the offering, these funds were refunded on July 1, 1996 inclusive of interest earned at the Bank's existing passbook rate for the period held. The excess proceeds were recorded in Escrow and other deposits, and were invested in short-term Investment securities and Federal funds sold at June 30, 1996.

At the time of conversion, the Bank established a liquidation account in an amount equal to the retained earnings of the Bank as of the date of the most recent financial statements contained in the final conversion prospectus. The liquidation

            DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
             YEARS ENDED JUNE 30, 1996, 1995 AND 1994
              (In Thousands Except Per Share Amounts)

account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.
As discussed in Note 3, the Company acquired Conestoga Bancorp, Inc. on June 26, 1996. The liquidation account previously established by Conestoga's subsidiary, Pioneer Savings Bank, F.S.A. during its initial public offering in March, 1993, was assumed by the Company in the acquisition.

The Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements, the amount required for the liquidation account, or if such declaration and payment would otherwise violate regulatory requirements.

3.   BUSINESS ACQUISITIONS

On June 26, 1996, the Bank completed the acquisition of Conestoga Bancorp, Inc., the holding company for the Pioneer Savings Bank, F.S.B. The Bank received approximately $170,836, $124,411 and $111,991 of investment securities, mortgage-backed securities and loans, respectively, at fair value and assumed approximately $394,250 of customer deposit liabilities. Approximately $10,000 of investment securities acquired were classified as held-to-maturity at June 30, 1996. All other securities acquired were classified as available for sale. Total cash paid for the acquisition was $101,272. The goodwill generated in the transaction of $28,438 is being amortized on a straight line basis over 12 years for financial reporting purposes.

This acquisition was recorded using the purchase method of accounting; accordingly, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values.

A pro forma consolidated statement of condition is not presented since the assets and liabilities were merged on June 26, 1996. The information below presents, on an unaudited pro forma basis, the consolidated statement of operations for the Company for the years ended June 30, 1996 and 1995. All information below is adjusted for the acquisition of Conestoga, as if the transaction had been consummated on July 1, 1995 and 1994 respectively for the years ended June 30, 1996 and 1995.

                                                Pro Forma for
                                              Year Ended June 30,
                                              1996        1995
                                           ----------   ----------
Net interest income.......................   $43,129     $44,658
Provision for possible loan losses........     3,083       2,914
Non-interest income.......................     3,965       3,603
Non-interest expense:
  Goodwill amortization...................     2,350       2,347
  Other non-interest expense..............    20,540      19,833
                                           -----------  ----------
    Total non-interest expense                22,890      22,180
                                           -----------  ----------
Income before income taxes                   $21,121     $23,167
                                           ===========  ==========

On December 4, 1995, a purported class action complaint was filed in the Delaware Chancery Court, New Castle County, on behalf of the stockholders of Conestoga by Jeffrey Simon (''Plaintiff'') against Conestoga, each of the members of the Conestoga Board, and the Company. The Plaintiff alleges that each of the members of Conestoga's Board breached his fiduciary duties to Conestoga stockholders by, among other things, agreeing to accept the Acquisition consideration, which Plaintiff alleges is inadequate. The Company is alleged to have aided and abetted this breach. Plaintiff seeks various remedies, including compensatory damages in an unspecified amount. The Company intends to pursue vigorously their defenses in this action.

            DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
             YEARS ENDED JUNE 30, 1996, 1995 AND 1994
              (In Thousands Except Per Share Amounts)

4.   INVESTMENT SECURITIES HELD TO MATURITY AND AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and estimated market value of investment securities held to maturity at June 30, 1996 were as follows:

                                                             Investment Securities Held to Maturity
                                                            ----------------------------------------
                                                                        Gross     Gross    Estimated
                                                            Amortized Unrealized Unrealized   Market
                                                              Cost      Gains     Losses     Value
                                                            -------- ---------- ---------- ---------
Debt securities:
U.S. Treasury securities and obligations of U.S. government
corporations and agencies..................................  $18,705       $ -       $(58)   $18,647
Obligations of state and political subdivisions............    2,048         31         -      2,079
Corporate securities.......................................   20,531         34      (117)    20,448
Public utilities...........................................    2,268         -        (14)     2,254
                                                            -------- ---------- ---------- ---------
                                                             $43,552        $65     $(189)   $43,428
                                                            ======== ========== ========== =========


The amortized cost and estimated market value of investment securities held to maturity at June 30, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                          Estimated
                                          Amortized   Market
                                             Cost     Value
                                          --------- ---------
Due in one year or less..................   $19,039   $19,025
Due after one year through five years....    15,100    14,972
Due after five years through ten years...     8,093     8,111
Due after ten years......................     1,320     1,320
                                          --------- ---------
                                            $43,552   $43,428
                                          ========= =========

During the year ended June 30, 1996, proceeds from the calls of investment securities held to maturity totaled $11,056. A gain of $56 was realized on these calls. There were no sales of investment securities held to maturity during the year ended June 30, 1996.

The amortized/historical cost, gross unrealized gains and losses and estimated market value of investment securities available for sale at June 30, 1996 were as follows:

                                                            Investment Securities Available for Sale
                                                            -----------------------------------------
                                                            Amortized/     Gross     Gross   Estimated
                                                            Historical Unrealized Unrealized  Market
                                                               Cost      Gains     Losses     Value
                                                            ---------- ---------- ---------- ---------
Debt securities:
U.S. Treasury securities and obligations of U.S. government
corporations and agencies..................................  $277,240        $20      $(80)  $277,180
Corporate securities.......................................    58,652         27         -     58,679
Public utilities...........................................     2,249          9       (28)     2,230
                                                            ---------  ---------- ---------- ---------
                                                              338,141         56      (108)   338,089
Equity securities:
Mutual funds...............................................     2,977        229        (1)     3,205
                                                            ---------  ---------- ---------- ---------
                                                             $341,118       $285     $(109)  $341,294
                                                            =========  ========== ========== =========

            DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
             YEARS ENDED JUNE 30, 1996, 1995 AND 1994
              (In Thousands Except Per Share Amounts)

During the year ended June 30, 1996, proceeds from the sales and calls of investment securities available for sale totaled $501 and $11,323, respectively. A loss of $195 and gain of $24 resulted from the sales and calls respectively.

The amortized/historical cost and estimated market value of investment securities available for sale at June 30, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                          Amortized/   Estimated
                                          Historical     Market
                                             Cost        Value
                                          ----------   ---------
Due in one year or less..................  $273,351    $273,354
Due after one year through five years....    60,416      60,379
Due after five years through ten years...     3,376       3,348
Due after ten years......................     3,975       4,213
                                          ---------   ---------
                                           $341,118    $341,294
                                          =========   =========

The amortized cost, gross unrealized gains and losses and estimated market value of investment securities held to maturity at June 30,
1995 were as follows:
                                                             Investment Securities Held to Maturity
                                                            ----------------------------------------
                                                                        Gross      Gross   Estimated
                                                            Amortized Unrealized Unrealized  Market
                                                              Cost       Gains     Losses    Value
                                                            --------- ---------- ---------- ---------
Debt securities:
U.S. Treasury securities and obligations of U.S. government
corporations and agencies..................................  $15,000          $2     $(170)   $14,832
Obligations of state and political subdivisions............    2,168          44        -       2,212
Corporate securities.......................................   23,712          47      (150)    23,609
Public utilities...........................................   10,595          82       (76)    10,601
                                                             -------- ---------- ---------- ---------
                                                             $51,475        $175     $(396)   $51,254
                                                             ======== ========== ========== =========

            DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
             YEARS ENDED JUNE 30, 1996, 1995 AND 1994
              (In Thousands Except Per Share Amounts)

The amortized/historical cost, gross unrealized gains and losses and estimated market value of investment securities available for sale at
June 30, 1995 were as follows:
                                                             Investment Securities Available for Sale
                                                            -----------------------------------------
                                                            Amortized/   Gross      Gross    Estimated
                                                            Historical Unrealized Unrealized  Market
                                                               Cost      Gains     Losses     Value
                                                            ---------- ---------- ---------- ---------
Debt securities:
U.S. Treasury securities and obligations of U.S. government
corporations and agencies..................................   $15,821         $50      $(10)   $15,861
Corporate securities.......................................    25,516          10       (47)    25,479
Public utilities...........................................     1,013          -         (4)     1,009
                                                             --------- ---------- ---------- ---------
                                                               42,350          60       (61)    42,349
                                                             --------- ---------- ---------- ---------
Equity securities:
Preferred stock............................................       694           -      (265)       429
Mutual funds...............................................     2,610          99       (68)     2,641
                                                             --------- ---------- ---------- ---------
                                                                3,304          99      (333)     3,070
                                                             --------- ---------- ---------- ---------
                                                              $45,654        $159     $(394)   $45,419
                                                             ========= ========== ========== =========

There were no calls or sales of investment securities held to maturity or available for sale during the year ended June 30, 1995.

5.    MORTGAGE-BACKED SECURITIES HELD TO MATURITY AND  AVAILABLE  FOR
SALE

The amortized cost, gross unrealized gains and losses and the estimated market value of mortgage-backed securities held to maturity at June 30, 1996 were as follows:

                                  Mortgage-Backed Securities Held to Maturity
                                  -------------------------------------------
                                               Gross       Gross    Estimated
                                  Amortized  Unrealized Unrealized    Market
                                     Cost      Gains      Losses      Value
                                  --------- ----------- ----------- ---------
GNMA pass-through certificates...   $17,997        $437        $(8)   $18,426
FHLMC pass-through certificates..    27,296          15       (274)    27,037
FNMA pass-through certificates...     7,287           2       (156)     7,133
                                  --------- ----------- ----------- ---------
                                    $52,580        $454      $(438)   $52,596
                                  ========= =========== =========== =========

Proceeds from the sale of mortgage-backed securities held to maturity were approximately $2,555 for the year ended June 30, 1996 and a gross gain of approximately $31 was realized on these sales. The securities sold met the de minimus exemption in SFAS No. 115, as the unpaid principal at the date of sale was less than 15% of their acquired par value.

            DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
             YEARS ENDED JUNE 30, 1996, 1995 AND 1994
              (In Thousands Except Per Share Amounts)

The amortized cost, gross unrealized gains and losses and the estimated market value of mortgage-backed securities available for sale at June 30, 1996 were as follows:

                                  Mortgage-Backed Securities Available for Sale
                                  ---------------------------------------------
                                                 Gross     Gross     Estimated
                                   Amortized  Unrealized Unrealized    Market
                                     Cost       Gains    Losses       Value
                                   --------- ----------- ----------- ----------
Collateralized mortgage obligations   $8,566         $23        $-       $8,589
GNMA pass-through certificates.....   70,136          -          -       70,136
FHLMC pass-through certificates....   28,826         344        (54)     29,116
FNMA pass-through certificates.....   49,434         118        (32)     49,520
                                   --------- ----------- ----------- ----------
                                    $156,962        $485       $(86)   $157,361
                                   ========= =========== =========== ==========

There were no sales of mortgage-backed securities available for sale during the year ended June 30, 1996.

The amortized cost, gross unrealized gains and losses and the estimated market value of mortgage-backed securities held to maturity at June 30, 1995 were as follows:

                                   Mortgage-Backed Securities Held to Maturity
                                   -------------------------------------------
                                                Gross       Gross    Estimated
                                   Amortized  Unrealized Unrealized    Market
                                     Cost        Gains      Losses      Value
                                   --------- ----------- ----------- ---------
GNMA pass-through certificates....   $24,402        $562        $(4)   $24,960
FHLMC pass-through certificates...    28,429          28       (244)    28,213
FNMA pass-through certificates....       984          15         -         999
                                   --------- ----------- ----------- ---------
                                     $53,815        $605      $(248)   $54,172
                                   ========= =========== =========== =========

Proceeds from the sale of mortgage-backed securities held to maturity were approximately $1,067 for the year ended June 30, 1995 and a gross loss of approximately $11 was realized on these sales. The securities sold met the de minimus exemption in SFAS No. 115, as the unpaid principal at the date of sale was less than 15% of their acquired par value.

The amortized cost, gross unrealized gains and losses and estimated market value of mortgage-backed securities available for sale at June 30, 1995 were as follows:

                                 Mortgage-Backed Securities Available for Sale
                                  --------------------------------------------
                                                Gross      Gross     Estimated
                                   Amortized Unrealized  Unrealized   Market
                                     Cost      Gains       Losses      Value
                                   --------- ----------- ----------- ---------
Collateralized mortgage obligations  $3,836         $128        $ -     $3,964
FHLMC pass-through certificates....  26,458          710          -     27,168
FNMA pass-through certificates.....   6,434          167          -      6,601
                                   --------- ----------- ----------- ---------
                                    $36,728       $1,005         $-    $37,733
                                   ========== ========== =========== =========

There were no sales of mortgage-backed securities available for sale during the year ended June 30, 1995.

            DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
             YEARS ENDED JUNE 30, 1996, 1995 AND 1994
              (In Thousands Except Per Share Amounts)

6.   LOANS

Real estate loans at June 30, 1996 and 1995 consisted of the following:

                                              1996      1995
                                            --------- ---------
One-to-four family........................ $ 169,723  $ 58,153
Multi-family and underlying cooperative...   296,630   252,436
Nonresidential............................    37,708    26,972
F.H.A. insured mortgage loans.............    14,132    18,890
V.A. guaranteed mortgage loans............     2,554     3,171
Co-op loans...............................    59,083    67,524
                                            --------- ---------
                                             579,830   427,146
Net unearned fees.........................    (2,167)   (1,181)
                                            --------- ---------
                                            $577,663  $425,965
                                            ========= =========

Other loans at June 30, 1996 and 1995 consisted of the following:

                                                            1996   1995
                                                          ------- -------
Student loans...........................................  $1,307   $1,431
Passbook loans (secured by savings and time deposits)...   3,044    1,510
Consumer installment loans..............................     323      336
Home improvement loans..................................     891      475
                                                          ------- -------
                                                           5,565    3,752
Unearned discount.......................................      (1)     (1)
                                                          ------- -------
                                                          $5,564   $3,751
                                                          ======= =======

A concentration of credit risk exists within the Bank's loan portfolio, as the majority of real estate loans are collateralized by properties located in New York City and Long Island.

The Bank originates both adjustable and fixed interest rate real estate loans. At June 30, 1996, the approximate composition of these loans was as follows:

          Fixed Rate                           Adjustable Rate
- ------------------------------          -----------------------------
Term to Maturity    Book Value          Term of Adjustment Book Value
- ------------------- ----------          ------------------ ----------
1 month-1 year.....    $ 4,556          1 month-1 year.....  $167,168
1 year-3 years.....        809          1 year-3 years.....   100,479
3 years-5 years....     12,261          3 years-5 years....   161,822
5 years-10 years...     24,617          5 years-10 years...    28,514
Over 10 years......     79,128          Over 10 years......       476
                    ----------                             ----------
                      $121,371                               $458,459
                    ==========                             ==========


The adjustable rate loans have interest rate adjustment limitations and are generally indexed to the Federal Home Loan Bank of New York five-year borrowing funds rate, the one-year constant maturity Treasury index, or the Federal Home Loan Bank national mortgage contract rate.

Loans on which the accrual of interest has been discontinued amounted to approximately $6,551 and $5,073 at June 30, 1996 and 1995, respectively. If interest on those loans had been accrued, interest income would have been increased by approximately $410 and $325 for the years ended June 30, 1996 and 1995, respectively.

           DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
            YEARS ENDED JUNE 30, 1996, 1995 AND 1994
             (In Thousands Except Per Share Amounts)

The Bank had outstanding loans considered troubled-debt restructurings of $4,671, and $7,651 at June 30, 1996 and 1995, respectively. Income recognized on these loans was approximately $344 and $587 for the years ended June 30, 1996 and 1995, respectively, compared to interest income of $471 and $797 calculated under the original terms of the loans, for the years ended June 30, 1996 and 1995, respectively.

At June 30, 1996, the recorded investment in loans for which impairment has been recognized under the guidance of SFAS No. 114 was approximately $7,419. The average balance of impaired loans was approximately $6,696 for the year ended June 30, 1996. The impaired portion of these loans is represented by specific reserves totaling $955 allocated within the allowance for loan losses at June 30, 1996. Net principal received and interest income recognized on impaired loans during the year ended June 30, 1996 was not material. At June 30, 1996, one loan totaling $2,681, was deemed impaired for which no reserves have been provided. This loan, which is included in troubled-debt restructurings at June 30, 1996, has performed in accordance with the provisions of the restructuring agreement signed in October, 1995.
The loan has been retained on accrual status at June 30, 1996.

The following assumptions were utilized in evaluating the loan portfolio pursuant to the provisions of SFAS No. 114:

Homogenous Loans - One-to-four family residential mortgage loans and loans on cooperative apartments having a balance of less than $203 and consumer loans are considered to be small balance homogenous loan pools and, accordingly, are not covered by SFAS No. 114.

Loans Evaluated for Impairment - All non-homogeneous loans greater than $1,000 are individually evaluated for potential impairment. Additionally, residential mortgage loans exceeding $203 and delinquent in excess of 60 days are evaluated for impairment. A loan is considered impaired when it is probable that all contractual amounts due will not be collected in accordance with the terms of the loan. A loan is not deemed to be impaired if a delay in receipt of payment is expected to be less than 30 days or if, during a longer period of delay, the Bank expects to collect all amounts due, including interest accrued at the contractual rate during the period of the delay. Factors considered by management include the property location, economic conditions, and any unique circumstances affecting the loan. Except as noted above, at June 30, 1996, all impaired loans were on nonaccrual status. In addition, at June 30, 1996, approximately $1,817 of one to four family residential mortgage loans and loans on cooperative apartments with a balance of less than $203 were on nonaccrual status. These loans are considered as a homogeneous loan pool not covered by SFAS No. 114.

Reserves and Charge-Offs - The Bank allocates a portion of its total allowance for loan losses to loans deemed impaired under SFAS No. 114. All charge-offs on impaired loans are recorded as a reduction in both loan principal and the allowance for loan losses. Management evaluates the adequacy of its allowance for loan losses on a regular basis. At June 30, 1996, management believes that its allowance is adequate to provide for losses inherent in the total loan portfolio, including impaired loans.

Measurement of Impairment - Since all impaired loans are collateralized by real estate properties, the fair value of the collateral is utilized to measure impairment.

Income Recognition - Accrual of interest is discontinued on loans identified as impaired and past due ninety days. Subsequent cash receipts are applied initially to the outstanding loan principal balance. Additional receipts beyond the recorded outstanding balance at the time interest is discontinued are recorded as recoveries in the Bank's allowance for loan losses.

           DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
            YEARS ENDED JUNE 30, 1996, 1995 AND 1994
             (In Thousands Except Per Share Amounts)

Changes in the allowance for loan losses for the years ended June
30, 1996, 1995 and 1994 were as follows:

                                               1996     1995     1994
                                             -------- -------- --------
Balance, beginning of period............... $ 5,174  $ 3,633  $  2,996
Provision charged to operations............   2,979    2,950     4,105
Loans charged off..........................  (1,023)  (1,656)   (3,535)
Recoveries.................................      14      247        67
Reserve acquired in purchase of Conestoga..     668       -         -
                                            -------- -------- --------
Balance, end of period.....................  $7,812  $ 5,174    $3,633
                                            ======== ======== ========

7.   VALUATION ALLOWANCE FOR POSSIBLE LOSSES ON OTHER REAL ESTATE
OWNED

Changes in the valuation allowance for possible losses on Other real estate owned for the year ended June 30, 1996 is summarized as follows:

Balance, beginning of period...........  $-
Provision charged to operations........  586
Charge-offs net of recoveries           (472)
                                        -----
Balance, end of period................. $114
                                        =====

Prior to July 1, 1995, no valuation allowance for possible losses on Other real estate owned was maintained by the Bank.

8.   MORTGAGE SERVICING ACTIVITIES

At June 30, 1996 and 1995, the Bank was servicing loans for others having principal amounts outstanding of approximately $91,050 and $93,456 respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. In connection with these loans serviced for others, the Bank held borrowers' escrow balances of approximately $1,055, $1,440 and $1,452 at June 30, 1996, 1995 and 1994, respectively.

9.   PREMISES AND FIXED ASSETS

The following is a summary of premises and fixed assets at June 30, 1996 and 1995:

                                                     1996     1995
                                                   --------- --------
Land.............................................   $ 3,964   $   990
Buildings........................................    12,527     6,033
Leasehold improvements...........................     1,190     1,200
Furniture and equipment..........................     6,673     2,881
                                                   --------- --------
                                                     24,354    11,104
Less accumulated depreciation and amortization...    (9,955)   (5,183)
                                                   --------- --------
                                                    $14,399    $5,921
                                                   ========= ========

Depreciation and amortization expense amounted to approximately
$501, $459, and $465 for the years ended June 30, 1996, 1995 and
1994, respectively.

           DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
            YEARS ENDED JUNE 30, 1996, 1995 AND 1994
             (In Thousands Except Per Share Amounts)

10.   FEDERAL HOME LOAN BANK OF NEW YORK CAPITAL STOCK

The Bank is a Savings Bank Member of the Federal Home Loan Bank of New York (FHLBNY). Membership requires the purchase of shares of FHLBNY capital stock at $100 per share. The Bank owned 76,043 and 48,006 shares at June 30, 1996 and 1995, respectively. The FHLBNY paid dividends on the capital stock of 6.9% , 7.5%, and 8.5% during the years ended June 30, 1996, 1995 and 1994, respectively.

11.   DUE TO DEPOSITORS

The deposit accounts of each depositor are insured up to $100 by either the Bank Insurance Fund or the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC").

Deposits are summarized as follows:
                                       June 30, 1996        June 30, 1995
                                    ------------------- -------------------
                                    Effective           Effective
                                      Cost    Liability   Cost    Liability
                                    --------- --------- --------- ---------
Savings accounts...................... 2.50%    365,146    2.53%    238,217
Certificates of deposit............... 5.50     495,755    5.89     275,156
Money market accounts................. 2.65      45,948    2.69      16,698
NOW accounts.......................... 1.51      15,029    1.51      13,877
Super NOW accounts.................... 1.51         552    1.51         674
Non-interest bearing checking accounts   -       27,684      -       10,219
                                              ----------          ---------
                                       4.09% $  950,114    4.12%  $ 554,841
                                     ========= ========== ======= =========

The remaining maturity distribution of Certificates of deposits at June 30, 1996 and 1995 was as follows:
                                       1996     1995
                                     -------- --------
Maturity in three months or less.... $124,903 $ 58,063
Over 3 through 6 months.............   96,316   58,093
Over 6 through 12 months............  138,137   68,459
Over 12 months......................  136,399   90,541
                                     -------- --------
Total time deposits................. $495,755 $275,156
                                     ======== ========

The aggregate amount of Certificates of deposits with a minimum denomination of $100 was approximately $40,065 and $21,659 at June 30, 1996 and 1995, respectively.

           DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
            YEARS ENDED JUNE 30, 1996, 1995 AND 1994
             (In Thousands Except Per Share Amounts)

12.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank has sold certain securities under agreements to repurchase with a weighted average cost of 6.0%. The transactions were accounted for as borrowings since the securities can be put back to the Bank under certain conditions. The amounts outstanding at June 30, 1996 and 1995 were $11,998 and $2,110, respectively. The transactions were further collateralized by GNMA/FNMA certificates with a carrying value of $13,433, and $2,767, and an approximate market value of $13,660 and $2,843, at June 30, 1996 and 1995, respectively.

13.   FEDERAL HOME LOAN BANK OF NEW YORK ADVANCES

The Bank had borrowings (''Advances'') from the Federal Home Loan Bank of New York totaling $15,710 at June 30, 1996 and 1995, respectively. The advances mature within five years and bear interest at an average rate of 5.40%. At June 30, 1996, in accordance with the Advances, Collateral Pledge and Security Agreement, the Bank maintained in excess of $15,710 of qualifying collateral (principally bonds and mortgage-backed securities), as defined, to secure such advances.

14.   INCOME TAXES

Federal, State and City income tax provisions for the years ended
June 30, 1996, 1995 and 1994 are comprised of the following:

                 Year Ended                  Year Ended                      Year Ended
               June 30, 1996               June 30, 1995                    June 30, 1994
            ----------------------------  ----------------------------     --------------------------
                       State                         State                            State
            Federal   and City   Total    Federal   and City   Total       Federal   and City  Total
            -------   --------  -------   -------   --------  -------     --------   --------  ------
Current.... $4,218     $ 2,563  $ 6,781   $4,328     $2,416     $6,744      $5,758    $3,183   $8,941
Deferred...  (332)       (268)    (600)    (314)       191       (123)        (537)     (193)    (730)
            -------   --------- --------  -------   --------  --------    ---------  --------  ------
           $3,886     $ 2,295  $ 6,181   $4,014     $2,607     $6,621       $5,221    $2,990   $8,211
            =======   ========= ========  =======   ========  ========     =======    ======= =======


Effective July 1, 1993, the Bank adopted SFAS 109. Pursuant to SFAS 109, deferred income taxes are provided for temporary differences in the bases of certain assets and liabilities for income tax and financial reporting purposes. The cumulative effect on prior years of the adoption of SFAS 109 was an increase in the deferred tax liability of $383 and a corresponding decrease to income.

A deferred asset of $879 was recorded as a result of the adoption of SFAS 106. The deferred asset is netted against the cumulative effect of the adoption of this standard. Additionally, deferred tax assets include $1,908 related to the tax effect of purchase accounting fair value adjustments resulting from the acquisition of Conestoga Bancorp, Inc. Deferred tax liabilities include $2,029 which were originally recorded on Conestoga's books. Deferred tax liabilities also include a decrease of $91 resulting from adjustments pursuant to SFAS 115.

           DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
            YEARS ENDED JUNE 30, 1996, 1995 AND 1994
             (In Thousands Except Per Share Amounts)

The components of Federal and net State and City deferred income taxes as of June 30, 1996 and 1995, respectively, were as follows:
                                                    June 30, 1996            June 30, 1995
                                                ----------------------   ----------------------
                                                Federal State and City   Federal State and City
                                                ------- --------------   ------- --------------
Deferred tax assets
Deferred loan fees............................  $   47        $     30    $  100         $   63
Excess book bad debt over tax bad debt reserve   2,300              -      2,639             -
Reserve for loss on investments...............      61              38       163            104
Accumulated postretirement benefit obligation.     598             374        -              -
Tax effect of purchase accounting fair value
  adjustments.................................   1,173             735        -              -
Other.........................................       9              18        47             27
                                                ------- --------------   ------- --------------
Total deferred tax assets.....................   4,188           1,195     2,949            194
Less: Valuation allowance on deferred tax assets    -               -         -              -
                                                ------- --------------   ------- --------------
Deferred tax assets after valuation allowance.  $4,188        $  1,195    $2,949         $  194
                                                ======= ==============   ======= ==============
Deferred tax liabilities:
Excess tax bad debt over book bad debt reserve $   -         $   2,083     $   -        $  1,706
Excess tax depreciation to book depreciation..    309              196         -              -
Tax effect of unrealized gain on securities
available for sale............................    160              104        216            139
                                                ------- --------------    ------- --------------
Total deferred tax liabilities................ $  469         $  2,383     $  216       $  1,845
                                                ======= ==============    ======= ==============
Net deferred tax asset (liability)............ $3,719         $(1,188)    $2,733       $ (1,651)
                                                ======= ==============    ======= ==============

The provision for income taxes for the years ended June 30, 1996, 1995 and 1994 differs from that computed at the Federal statutory rate as follows:



                                                      1996    1995    1994
                                                    ------- ------- -------
Tax at Federal statutory rate...................... $4,717   $5,266  $6,186
State and local taxes, net of
Federal income tax benefit.........................  1,492    1,694   1,944
Reserve for loss on sale of loans..................     -      (185)     -
Utilization of capital loss on sale of securities..     -       (86)     -
Other, net.........................................    (28)     (68)     81
                                                    ------- ------- -------
                                                    $6,181   $6,621  $8,211
                                                    ======= ======= =======
Effective rate.....................................   45.9%   44.0%   46.5%
                                                    ======= ======= =======

Savings banks that meet certain definitions, tests, and other conditions prescribed by the Internal Revenue Code are allowed to deduct, with limitations, a bad debt deduction. This deduction can be computed as a percentage of taxable income before such deduction or based upon actual loss experience.

Pursuant to SFAS 109, the Bank is not required to provide deferred taxes on its tax loan loss reserve as of December 31, 1987 ("base year reserve"). The amount of this reserve on which no deferred taxes have been provided is approximately $12,153. This reserve could be recognized as taxable income and create a current tax liability using the income tax rates then in effect if one of the following occur: 1) the Bank's retained earnings represented by the reserve

           DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
            YEARS ENDED JUNE 30, 1996, 1995 AND 1994
             (In Thousands Except Per Share Amounts)

is used for purposes other than to absorb losses from bad debts, including dividends or distributions in liquidation; 2) the Bank fails to qualify as a Bank as provided by the Internal Revenue
Code, or 3) there is a change in federal tax law.

On August 20, 1996, legislation was signed into law which repealed the percentage of taxable income method tax bad debt deduction available for thrift institutions. This repeal is effective for the Bank's taxable year beginning January 1, 1996. In addition, the legislation requires the Bank to include in taxable income its bad debt reserves in excess of its base year reserve over a 6-8 year period depending upon the maintenance of certain loan origination levels. Since the percentage of taxable income method tax bad debt deduction and the corresponding increase in the tax bad debt reserve in excess of the base year have been treated as temporary differences pursuant to SFAS 109, this change in tax law will have no effect on the Company's future consolidated statement of operations. Since the Bank's bad debt reserve as of exceeds its base year reserve by $3,100, approximately $176 will be currently payable as a result of the legislation.

On July 30, 1996, New York State enacted legislation, effective January 1, 1996, which generally retains the percentage of taxable income method tax bad debt deduction and does not require the Bank to recapture into income its excess tax bad debt reserves over its base year reserve for New York State tax purposes.

15. EMPLOYEE BENEFIT PLANS

Employee Retirement Plan - The Bank is a participant in a noncontributory defined benefit retirement plan with the Savings Bank Retirement System. Substantially all full-time employees are eligible for participation after one year of service. In addition, a participant must be at least 21 years of age at the date of enrollment.

The retirement cost (benefit) for the pension plan includes the following components:

                                   Year Ended June 30,
                                  1996    1995    1994
                                 ------- ------- -------
Service cost....................  $ 206  $ 216   $ 231
Interest cost...................    488    455     428
Actual return on plan assets....   (546)  (227)   (339)
Net amortization and deferral...   ( 82)  (325)   (177)
                                 ------- ------  ------
Net periodic pension cost.......  $  66  $ 119   $ 143
                                 ======= ======  ======



The funded status of the plan as of June 30, 1996 and 1995 was as follows:

                                                                              1996     1995
                                                                            -------- --------
Accumulated benefit obligation, including vested benefits of
$8,613,and $5,037 respectively............................................. $ 8,848   $5,304
                                                                            ======== ========
Projected benefit obligation............................................... $ 9,960   $6,180
Plan assets at fair value (investments in trust funds managed by RSI)......  10,594    6,284
                                                                            -------- --------
Excess of plan assets over projected benefit obligation....................     634      104
Unrecognized loss from experience different from that assumed..............     967      747
Unrecognized net transition asset..........................................    (167)    (261)
Unrecognized net past service liability....................................    (271)    (284)
                                                                            -------- --------
Prepaid retirement expense included in Other assets........................  $1,163     $306
                                                                            ======== ========

           DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
            YEARS ENDED JUNE 30, 1996, 1995 AND 1994
             (In Thousands Except Per Share Amounts)

  Major assumptions utilized at June 30, 1996 and 1995 are as follows:


                                                  1996   1995
                                                 ------ ------
Discount rate.................................... 7.50%  8.25%
Rate of increase in compensation levels.......... 5.50   6.00
Expected long-term rate on plan assets........... 9.00   9.00

Directors' Retirement Plan - Effective July 1, 1996, the Company adopted a non-qualified Retirement plan for all of its Outside Directors, which will provide benefits to each eligible Outside Director commencing upon his termination of Board service or at age
65. Each Outside Director who serves or has agreed to serve as an outside director will automatically become a participant in the plan. The plan is not expected to have a material effect upon the Company's results of operations.

Supplemental Executive Retirement Plan (''SERP'') - The Bank established a Supplemental Executive Retirement Plan (''SERP'') for its executive officers. The SERP was established to compensate the executive officers for any curtailments in benefits due to the statutory limitations on benefit plans. The SERP exists as a nonqualified plan which supplements the existing qualified plans. Defined benefit and defined contribution costs are incurred annually related to the SERP.

The defined benefit cost for the SERP plan for the years ended June 30, 1996 and 1995 includes the following components:
                                    Years Ended
                                      June 30,
                                 ----------------
                                   1996     1995
                                 -------- -------
Service cost....................  $   56   $   51
Interest cost...................      88       75
Net amortization and deferral...      49       54
                                 -------- -------
Net periodic pension cost.......  $  193     $180
                                 ======== =======

The defined contribution costs incurred by the Bank related to the SERP plan for the years ended June 30, 1996 and 1995 were $25 and $20, respectively.

The funded status of the defined benefit portion of the plan as of June 30, 1996 and 1995 was as follows:

                                                                                   1996     1995
                                                                                 -------- --------
Accumulated benefit obligation, fully vested at June 30, 1996
  and 1995, respectively........................................................  $  450   $  165
                                                                                 ======== ========
Projected benefit obligation....................................................  $1,690   $  870
Plan assets at fair value.......................................................      -        -
                                                                                 -------- --------
Deficiency of plan assets over projected benefit obligation.....................  (1,690)    (870)
Unrecognized loss from experience different from that assumed...................     884      230
Unrecognized net past service liability.........................................     317      343
                                                                                 -------- --------
Accrued retirement expense included in Other liabilities........................   $(489)   $(297)
                                                                                 ======== ========

           DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
            YEARS ENDED JUNE 30, 1996, 1995 AND 1994
             (In Thousands Except Per Share Amounts)

Major assumptions utilized at June 30, 1996 and 1995 are as follows:


                                             1996    1995
                                           ------- -------
Discount rate.............................   7.50%   8.25%
Rate of increase in compensation levels...   5.50    6.00

401(k) Plan - The Bank also has a 401(k) plan which covers substantially all employees. Prior to May 31, 1996, under such plan the Bank matched 50% of each participant's contribution up to 6% of the participant's annual compensation for the first four years of participation and thereafter 100% of the participant's contribution up to a maximum of 6%. Effective May 31, 1996, the plan was amended whereby the Bank ceased all matching contributions. Participation in the 401(k) plan is voluntary. A salaried employee becomes eligible for the plan after completion of one year of service. The Bank contributed approximately $181, $190, and $170 for the years ended June 30, 1996, 1995 and 1994, respectively, to the plan. At June 30, 1996, the 401(k) plan owns participant investments totaling $2,092 in the Company's common stock.

Postretirement Benefits other than Pensions - The Bank offers additional postretirement benefits to its retired employees who have provided at least five (5) consecutive years of credited service and were active employees prior to April 1, 1991, as follows:

  (1) Employees who retired prior to April 1, 1991 receive full medical coverage in effect until their death at no cost to such retirees;

  (2) Eligible employees retiring after April 1, 1991 will be eligible for continuation of their medical coverage in effect at the time of such employees' retirement until their death. Throughout an employee's retirement, the Bank will continue to pay the premiums for this coverage up to the premium amount paid for the first year of retirement coverage. Should the premiums increase, the employee will have to pay the differential to maintain full medical coverage.

Postretirement medical benefits are only available to those full-time employees who, upon termination of service, start collecting retirement benefits immediately from the Bank. The Bank reserves the right at any time, and to the extent permitted by law, to change, terminate or discontinue any of the group benefits, and can exercise the maximum discretion permitted by law, in administering, interpreting, modifying or taking any other action with respect to the plan or benefits.

The Bank accrues the cost of such benefits during the years an employee renders the necessary service. The Bank adopted Statement of Financial Accounting Standards No. 106, ''Accounting for Postretirement Benefits Other than Pensions,'' effective July 1, 1995. The Bank elected to record the full accumulated postretirement benefit obligation upon adoption. This resulted in a cumulative effect adjustment of $1,032 (after reduction for income taxes of $879), which is shown in the consolidated statement of income for the year ended June 30, 1996.

The postretirement cost for the plan for the year ended June 30, 1996 includes the following components:

Service cost....................... $ 62
Interest cost......................  167
                                    ----
Net periodic postretirement cost... $229
                                    ====

           DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
            YEARS ENDED JUNE 30, 1996, 1995 AND 1994
             (In Thousands Except Per Share Amounts)


The funded status of the plan as of June 30, 1996 was as follows:

Accumulated postretirement benefit obligation:
  Retirees.......................................... $ 1,364
  Fully eligible active participants................     173
  Other active participants.........................   1,005
                                                     -------
  Total.............................................   2,542
  Plan assets at fair value........................      -
                                                     -------
  Deficiency of plan assets over accumulated
       benefit obligation (funded status)...........   2,542
  Unrecognized loss.................................    (161)
                                                     --------
  Accrued postretirement benefit obligation.........  $2,381
                                                     ========

The assumed medical cost trend rates used in computing the accumulated postretirement benefit obligation was 10% in 1995 and was assumed to decrease gradually to 5.5% in 2005 and to remain at that level thereafter. Increasing the assumed medical care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation by approximately $175.

The assumed discount rate and rate of compensation increase used to measure the accumulated postretirement benefit obligation at June
30, 1996 were 7.5% and 5.5%, respectively.

Employee Stock Ownership Plan - In connection with the conversion, the Board of Directors of the Company adopted the Dime Community Bancorp Employee Stock Ownership Plan (the "ESOP"). The ESOP borrowed $11,638 from the Company and used the funds to purchase 1,163,800 shares of the Company's common stock. The loan will be repaid principally from the Bank's discretionary contributions to the ESOP over a period of time not to exceed 10 years. The Bank's obligation to make such contributions is reduced by any investment earnings realized on such contributions or any dividends paid by the Company on stock held in the unallocated account. At June 30, 1996, the loan had an outstanding balance of $11,541 and a fixed rate of 8.0%.

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.
Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. The ESOP vests at a rate of 25% per year of service beginning after two years with full vesting after five years, or upon attainment of age 65, death, disability, retirement or change of control. ESOP benefit expense totaled $114 for the year ended June 30, 1996. Shares of common stock allocated to participating employees totaled 9,698 at June 30, 1996.

16.   COMMITMENTS AND CONTINGENCIES

Mortgage Loan Commitments and Lines of Credit - At June 30, 1996 and 1995, the Bank had outstanding commitments to make mortgage loans aggregating approximately $81,252 and $26,163, respectively.

At June 30, 1996, commitments to originate fixed rate and adjustable rate mortgage loans were $455 and $80,797, respectively. Interest rates on fixed rate commitments ranged between 7.25% to 9.0%. Substantially all of the Bank's commitments will expire within two months.

The Bank had available at June 30, 1996 unused lines of credit with the Federal Home Loan Bank of New York totaling $64,165, expiring on August 8, 1996. These credit lines were renewed on August 8, 1996 for one year.

           DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
            YEARS ENDED JUNE 30, 1996, 1995 AND 1994
             (In Thousands Except Per Share Amounts)

Lease Commitments - At June 30, 1996, aggregate net minimum annual rental commitments on leases are as follows:

Calendar Year Ending: Amount
- --------------------- ------
1996................. $  273
1997.................    229
1998.................    237
1999.................    257
2000.................    259
Thereafter...........  1,475
                      ------
                      $2,730
                      ======

Net rental expense for the years ended June 30, 1996, 1995 and 1994 approximated $278, $267, and $206, respectively.

Litigation - The Company and its subsidiary are subject to certain pending and threatened legal actions which arise out of the normal course of business. Management believes that the resolution of any pending or threatened litigation will not have a material adverse effect on the financial condition or results of operations.

Outstanding Claims with Nationar - On February 8, 1995 the New York State Banking Department took possession of Nationar, a check clearing and trust company. At that time, the Bank had $2,500 invested in Nationar, comprised of approximately $1,900 in cash demand accounts and Federal funds sold and approximately $567 in debenture bonds and stock. During the year ended June 30, 1995, the Bank established reserves for possible losses related to investments in Nationar. The following is a summary of activity in the reserve account:

                                                              Year ended
                                                               June 30,
                                                          1996        1995
                                                        -------     -------
Beginning balance .....................................   640          -
Provision for losses, net of recoveries received.......   143         640
Charge-off of investments deemed uncollectible.........  (567)         -
                                                        -------     -------
Ending balance ........................................   216         640
                                                        =======     =======

During the year ended June 30, 1996, management of the Bank deemed the investments in debentures worthless, and accordingly charged-off all outstanding amounts against the established reserve. The Bank received approximately $1,700 in refunds from the New York State Banking Department which was related primarily to its cash demand accounts. At June 30, 1996, the Bank has outstanding claims totaling $216 which are fully reserved.

17.   FAIR VALUE OF FINANCIAL INSTRUMENTS
The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, ''Disclosures About Fair Value of Financial Instruments.'' The estimated fair value amounts have been determined by the Bank using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Bank could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Investment Securities and Mortgage-Backed Securities - The fair value of these securities is based on quoted market prices obtained from an independent pricing service.

           DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
            YEARS ENDED JUNE 30, 1996, 1995 AND 1994
             (In Thousands Except Per Share Amounts)

Federal Funds Sold - The fair value of these assets, principally overnight deposits, is assumed to be equal to their carrying value due to their short maturity.

Federal Home Loan Bank of New York (FHLBNY) Stock - The fair value of FHLBNY stock is assumed to be equal to the carrying value as the stock is carried at par value and redeemable at par value by the FHLBNY.

Loans and Loans Held for Sale - The fair value of approximately 4.0% of loans receivable is determined by utilizing secondary market prices. The fair value of the remainder of the portfolio is determined by discounting the future cash flows, net of prepayments of the loans using a rate for which similar loans would be originated to new borrowers with similar terms.

Deposits - The fair value of savings, money market, NOW, Super NOW and checking accounts is assumed to be their carrying amount. The fair value of certificates of deposit is based upon the current rates for instruments of the same remaining maturity.

Escrow, Other Deposits and Borrowed Funds - The estimated fair value of escrow, other deposits and borrowed funds is assumed to be their carrying amount.

Other Liabilities - The estimated fair value of other liabilities, which primarily include trade accounts payable, is assumed to be their carrying amount.

Commitments to Extend Credit - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The estimated fair values of the Bank's financial instruments at June 30, 1996 and 1995 were as follows:

                                                               June 30, 1996
                                                            ------------------
                                                            Carrying   Fair
                                                             Amount    Value
                                                            -------- ---------
Assets:
Investment securities held to maturity..................... $ 43,552 $ 43,428
Investment securities available for sale...................  341,294  341,294
Mortgage-backed securities held to maturity................   52,580   52,596
Mortgage-backed securities available for sale..............  157,361  157,361
Loans and loans held for sale..............................  583,686  579,754
Federal funds sold.........................................  115,130  115,130
FHLB stock.................................................    7,604    7,604
Liabilities:
Savings, money market, NOW, Super NOW and checking accounts  454,359  454,359
Certificates of deposit....................................  495,755  494,975
Escrow, other deposits and borrowed funds..................  169,440  169,440
Other liabilities..........................................   36,816   36,816
Off-balance-sheet liability-commitments to extend credit...      -      (664)

           DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
            YEARS ENDED JUNE 30, 1996, 1995 AND 1994
             (In Thousands Except Per Share Amounts)

                                                               June 30, 1995
                                                            -----------------
                                                            Carrying   Fair
                                                             Amount    Value
                                                            -------- --------
Assets:
Investment securities held to maturity..................... $ 51,475 $ 51,254
Investment securities available for sale...................   45,419   45,419
Mortgage-backed securities held to maturity................   53,815   54,172
Mortgage-backed securities available for sale..............   37,733   37,733
Loans and loans held for sale..............................  429,854  427,895
Federal funds sold.........................................   17,809   17,809
FHLB stock.................................................    4,801    4,801
Liabilities:
Savings, money market, NOW, Super NOW and checking accounts  279,685  279,685
Certificates of deposit....................................  275,156  274,020
Escrow, other deposits and borrowed funds..................   29,929   29,929
Other liabilities..........................................      902      902
Off-balance-sheet liability-commitments to extend credit...       -      (56)

18. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary-- actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Effective November 1, 1995, the Bank converted from a state-chartered mutual savings bank to a Federally chartered mutual savings bank. Prior to the conversion, the Bank was required under FDIC capital regulations to have minimum Tier 1, total capital, and minimum leverage ratios of 4%, 8% and 3% respectively. At June 30, 1995, the Bank's Tier 1, total capital and leverage ratios were 20.89%, 22.31%, and 11.63% respectively. Deposits assumed by the Bank in the acquisitions of its Avenue M branch in 1993 and Conestoga Bancorp, Inc. in 1996 are insured by the Savings Association Insurance Fund of the FDIC, to the extent applicable by law. All other deposits, including future deposit accounts of the Bank, are insured by the Bank Insurance Fund of the FDIC to the extent applicable by law.

At June 30, 1996, the Bank's primary regulator is the Office of Thrift Supervision (''OTS''). Under OTS capital regulations, the Bank is required to maintain minimum tangible capital, core capital and total risk-based capital to risk-adjusted assets ratios of 1.5%, 3% and 8%, respectively.

           DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
            YEARS ENDED JUNE 30, 1996, 1995 AND 1994
             (In Thousands Except Per Share Amounts)

The Company and Bank's actual capital amounts and ratios at June
30, 1996 are presented in the following table. There was no deduction from capital for interest-rate risk.

                                                               Minimum
                                           Actual        Capital Requirement
                                    ------------------- --------------------
                                     Amount     Ratio    Amount     Ratio
                                    --------- --------- --------- ----------
As of June 30, 1996:
  Tangible Capital:
    Consolidated Company...........$ 184,188    12.66%     N/A        N/A
    Bank...........................$ 119,125     9.49% >= $18,828   >= 1.5%

  Core Capital:
    Consolidated Company...........$ 184,322    13.72%     N/A        N/A
    Bank...........................$ 119,259     9.50% >= $37,659   >= 3.0%

  Risk-based capital:
    Consolidated Company...........$ 191,778    31.23%     N/A        N/A
    Bank...........................$ 126,715    21.24% >= $47,718   >= 8.0%

As discussed in Note 2, the Bank received approximately $131,078 of excess proceeds resulting from the oversubscription of the Company's initial public offering. The Bank's tangible, core, and risk-based capital ratios were 10.60%, 10.61%, and 23.86% respectively, excluding the effects of the excess proceeds on the balance sheet, at June 30, 1996.

The following is a reconciliation of generally accepted accounting principles (GAAP) capital to regulatory capital for the Bank:

                                           June 30, 1996
                                     -----------------------------
                                     Tangible   Core    Risk-Based
                                     Capital  Capital    Capital
                                     -------- --------- ----------

GAAP capital........................$148,008  $148,008   $148,008
                                    --------- ---------  ---------
Non-allowable assets:
Core deposit intangible.............    (134)       -          -
Unrealized gain on AFS securities...    (311)     (311)      (311)
Goodwill............................ (28,438)  (28,438)   (28,438)
General valuation allowance.........      -         -       7,456
                                    --------- --------- ----------
Regulatory capital.................. 119,125   119,259    126,715
Minimum capital requirement.........  18,828    37,659     47,718
                                    --------- --------- ----------
Regulatory capital-excess...........$100,297  $ 81,600    $78,997
                                    ========= ========= ==========

Under its prompt corrective action regulations, the OTS is required to take certain supervisory actions with respect to undercapitalized institutions. These regulations establish a framework for the classification of depository institutions into five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage ratio of core capital of at least 5.0%, a Tier I risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least

           DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
            YEARS ENDED JUNE 30, 1996, 1995 AND 1994
             (In Thousands Except Per Share Amounts)

10.0%. As The most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

19.   QUARTERLY FINANCIAL INFORMATION

The following represents the unaudited results of operations for each of the quarters during the fiscal years ended
June 30, 1996 and 1995:

                                                         For the Three Months Ended
                                           September 30,  December 31,    March 31,    June 30,
                                               1995           1995          1996        1996
                                           -------------   ----------     ---------    --------
Net interest income.......................     $  6,913     $   7,379      $  7,171    $  7,640
Provision for possible loan losses........          600           351           900       1,128
Net interest income after provision
  for possible loan losses................        6,313     $   7,028         6,271       6,512
Non-interest income.......................          414           186           379         396
Non-interest expense......................        2,922         3,478         3,901       3,720
Income before income taxes and cumulative
  effect of change in accounting principle        3,805         3,736         2,749       3,188
Income tax expense........................        1,741         1,705         1,266       1,469
Income before cumulative effect of change
  in accounting principle.................        2,064         2,031         1,483       1,719
Cumulative effect of change in accounting
  principle...............................       (1,032)          -              -           -
                                           -------------   ----------     ---------    ---------
Net income                                     $  1,032     $   2,031      $  1,483    $  1,719
                                           =============   ==========     =========    =========


                                                          For the Three Months Ended
                                           September 30,  December 31,    March 31,    June 30,
                                               1994           1994          1995        1995
                                           -------------   ----------     ---------    --------
Net interest income.......................     $  7,863     $  7,936      $  7,401     $  7,077
Provision for possible loan losses........          737          738           738          737
Net interest income after provision
  for possible loan losses................        7,126     $  7,198         6,663        6,340
Non-interest income.......................          428          378           465          502
Non-interest expense......................        3,250        3,292         3,591        3,920
Income before income taxes................        4,304        4,284         3,537        2,922
Income tax expense........................        1,783        2,010         1,638        1,190
                                           -------------   ----------     ---------    ---------
Net income                                     $  2,521     $  2,274      $  1,899     $  1,732
                                           =============   ==========     =========    =========

20.   DIME COMMUNITY BANCORP, INC. PARENT COMPANY ONLY FINANCIAL
STATEMENTS:

The Company began operations on June 26, 1996. Since operations began substantially at year-end, substantially all of the Company's results from operations represent the earnings of its wholly-owned subsidiary. As a result, a separate statement of operations for the Company for the year ended June 30, 1996 is not presented .

The following statement of condition as of June 30, 1996, and the related statement of cash flows for the year ended June 30, 1996, reflect the Company's investment in its wholly-owned subsidiary, the Bank, using the equity method of accounting.

           DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
            YEARS ENDED JUNE 30, 1996, 1995 AND 1994
             (In Thousands Except Per Share Amounts)

                  DIME COMMUNITY BANCORP, INC.
                     STATEMENT OF CONDITION
        (In thousands except share and per share amounts)
                                                                                     June 30,
                                                                                       1996
                                                                                    ----------
          ASSETS:

Cash and due from banks..........................................................   $      117
Investment securities available for sale.........................................       33,994
Federal funds sold...............................................................       53,623
ESOP loan to subsidiary..........................................................       11,541
Investment in subsidiary.........................................................      148,008
Other assets.....................................................................           23
                                                                                    ----------
TOTAL ASSETS.....................................................................    $ 247,306
                                                                                    ==========

          LIABILITIES:

Payable for securities purchased.................................................       33,994
Other liabilities................................................................          241
                                                                                     ----------
TOTAL LIABILITIES................................................................       34,235
                                                                                     ----------

          STOCKHOLDERS' EQUITY:

Preferred Stock ($.01 par, 9,000,000 shares authorized,
none outstanding at June 30,1996).................................................          -
Common Stock ($.01 par, 45,000,000 shares authorized, 14,547,500 shares
 outstanding at June 30,1996).....................................................         145
Additional paid-in capital........................................................     141,240
Employee Stock Ownership Plan.....................................................     (11,541)
Retained earnings.................................................................      82,916
Unrealized gain on securities available for sale, net of deferred taxes...........         311
                                                                                     ----------
TOTAL STOCKHOLDERS' EQUITY........................................................     213,071
                                                                                     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................................   $ 247,306
                                                                                     ==========

           DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
            YEARS ENDED JUNE 30, 1996, 1995 AND 1994
             (In Thousands Except Per Share Amounts)

                  DIME COMMUNITY BANCORP, INC.
                     STATEMENT OF CASH FLOWS
        (In thousands except share and per share amounts)
                                                                                    Year Ended
                                                                                  June 30, 1996
                                                                                  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................................................      $  6,265
Adjustments to reconcile net income to net cash provided by
operating activities:
Undistributed earnings of subsidiary bank.......................................        (6,238)
Increase in otherassets........................................................            (23)
Increase in payable for securities purchased....................................        33,994
ESOP compensation expense ......................................................           114
Increase in other liabilities...................................................           241
                                                                                  --------------
Net cash provided by operating activities.......................................        34,353
                                                                                  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in federal funds sold..................................................       (53,623)
Equity in undistributed earnings of subsidiary..................................       (76,349)
Purchases of investment securities available for sale...........................       (33,994)
                                                                                  --------------
Net cash provided by (used in) investing activities.............................      (163,966)
                                                                                  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from issuance of common stock......................................       129,730
                                                                                  --------------
Net cash provided by (used in) financing activities.............................       129,730
                                                                                  --------------
Net increase in cash and cash equivalents.......................................           117
CASH AND CASH EQUIVALENTS, beginning of period..................................            -
                                                                                  --------------
CASH AND CASH EQUIVALENTS, end of period........................................     $     117
                                                                                  ==============

                      *   *   *   *   *   *



Item 9. - Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.

                            PART III

Item 10. - Directors and Executive Officers of the Company

  Information regarding directors and executive officers of the Company is presented under the headings "Election of Directors - Nominees for Election as Director," "- Continuing Directors," "- Meetings and Committees of the Board of Directors," "-Directors' Compensation," "-Executive Officers," and "-Executive Compensation" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on December 17, 1996 (the "Proxy Statement") which will be filed with the SEC within 120 days of June 30, 1996, and is incorporated herein by reference.


Item 11. - Executive Compensation

  Information regarding executive and director compensation is presented under the headings "Election of Directors - Directors' Compensation," "-Executive Compensation," "-Summary Compensation Table," "Employment Agreements," "- Employee Retention Agreements," "-Employee Severance Compensation Plan," and "- Benefits," in the Proxy Statement and is incorporated herein by reference.

Item 12. - Security Ownership of Certain Beneficial Owners and
Management

Information regarding security ownership of certain beneficial owners and management is included under the heading "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement and is incorporated herein by reference.


Item 13. - Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is included under the heading "Transactions with Certain Related Persons" in the Proxy Statement and is incorporated herein by reference.

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.    Financial Statements

   The following consolidated financial statements and schedules of the Company, and the independent auditors' report thereon are included in this Form 10-K at Item 8.
   Independent Auditors' Report
   Consolidated Statements of Financial Condition at June 30,1996 and 1995 Consolidated Statements of Operations for each of the years in the three year period ended June 30, 1996
   Consolidated Statements of Stockholders' Equity  for each of the years in the three year period ended June 30, 1996
   Consolidated Statements of Cash Flows for each of the years in the three year period ended June 30,1996
   Notes to Consolidated Financial Statements
   Quarterly Results of Operations (Unaudited) for each of the years in the two year period ended June 30, 1996

  2. Financial Statement Schedules

  Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)  Exhibits  Required  by Item 601 of Securities  and  Exchange
Commission Regulation S-K:

Exhibit
Number
- ------------
3.1  Certificate of Incorporation of Dime Community Bancorp,
     Inc. (Incorporated by reference to Exhibit 31 to the Registration Statement on Form S-1, No. 33-80735 filed on
     December 22, 1995, as amended (the   "Registration
     Statement"))
3.2 Bylaws of Dime Community Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement)
4.1  Certificate of Incorporation of Dime Community Bancorp,
     Inc. (See Exhibit 3.1 hereto)
4.2  Bylaws of Dime Community Bancorp, Inc. (See Exhibit 3.2
     hereto)
4.3 Draft Stock Certificate of Dime Community Bancorp, Inc. (Incorporated by reference to Exhibit 4.3 to the Registration Statement)
10.1 Agency Agreement, by and among Dime Community Bancorp,
     Inc., The Dime Savings Bank of Williamsburgh and Sandler O'Neill & Partners, L.P. (Incorporated by reference to
     Exhibit 1.1 to the Registration Statement)
10.2 Agreement and Plan of Merger dated as of the 2nd day of November, 1995 by and between The Dime Savings Bank of Williamsburgh and Conestoga Bancorp, Inc. (Incorporated by reference to the Schedule 13D of The Dime Savings Bank of Williamsburgh, filed with the Commission on November 23,
     1995)
10.3 Stock Option Agreement dated as of the 2nd day of
     November, 1995 by and between The Dime Savings Bank of Williamsburgh and Conestoga Bancorp, Inc. (Incorporated by reference to the Schedule 13D of The Dime Savings Bank of Williamsburgh, filed with the Commission on November 23,
     1995)
10.4 Engagement Letter, dated September 11, 1995 between The
     Dime Savings Bank of Williamsburgh and Ryan Beck & Co., Inc. (Incorporated by referenced to Exhibit 10.3 to the Registration Statement)
10.5 Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Vincent F. Palagiano
10.6 Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Michael P. Devine

Exhibit
Number
- ------------
10.7 Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Kenneth J. Mahon
10.8 Employment Agreement between Dime Community Bancorp, Inc. and Vincent F. Palagiano
10.9 Employment Agreement between Dime Community Bancorp, Inc. and Michael P. Devine
10.10 Employment Agreement between Dime Community Bancorp, Inc. and Kenneth J. Mahon
10.11 Form of Employee Retention Agreements by and among The
       Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain executive officers
10.12 Employee Stock Ownership Plan of Dime Community Bancorp, Inc. and certain affiliates (Incorporated by reference to Exhibit 10.14 to the Registration Statement)
10.13 First Amendment to Employee Stock Ownership Plan of Dime Community Bancorp, Inc. and Certain Affiliates
10.14 ESOP Loan Commitment Letter and ESOP Loan Documents
10.15 The Dime Savings Bank of Williamsburgh 401(k) Savings Plan in RSI Retirement Trust (Incorporated by reference to Exhibit 10.14 to the Registration Statement)
10.16 Seventh, Eighth and Ninth Amendments to The Dime Savings Bank of Williamsburgh 401(k) Savings Plan in RSI Retirement Trust
10.17 The Dime Savings Bank of Williamsburgh Supplemental Executive Retirement Plan (Incorporated by reference to
       Exhibit 10.16 to the Registration Statement)
10.18 Severance Pay Plan of The Dime Savings Bank of Williamsburgh
10.19 Retirement Plan for Board Members of Dime Community
       Bancorp, Inc.
21.1 Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Registration Statement)
27.1  Financial Data Schedule (EDGAR filing only)

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, as amended, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on September 24, 1996.

                                   Dime Community Bancorp, Inc.


                                   By:  /s/ Vincent F. Palagiano
                                        Vincent F. Palagiano
                                        Chairman of the Board
                                          President   and   Chief
Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.


        Name                  Title                 Date



 /s/ Vincent F.        Chairman of the       September 24, 1996
Palagiano              Board,
Vincent F. Palagiano   President and Chief
                       Executive Officer
                       (Principal
                       executive officer)

 /s/ Michael P.        Executive Vice        September 24, 1996
Devine                 President, Chief
Michael P. Devine      Operating Officer
                       and Secretary and
                       Director

 /s/ Kenneth J.        Senior Vice           September 24, 1996
Mahon                  President and Chief
Kenneth J. Mahon       Financial Officer
                       (Principal
                       financial officer)

 /s/ Anthony Bergamo   Director              September 24, 1996
Anthony Bergamo

 /s/ George L.         Director              September 24, 1996
Clark, Jr.
George L. Clark, Jr.

 /s/ Steven D. Cohn    Director              September 24, 1996
Steven D. Cohn

 /s/ Patrick E.        Director              September 24, 1996
Curtin
Patrick E. Curtin

 /s/ Joseph H.         Director              September 24, 1996
Farrell
Joseph H. Farrell

 /s/ Fred P.           Director              September 24, 1996
Fehrenbach
Fred P. Fehrenbach

 /s/ John J. Flynn     Director              September 24, 1996
John J. Flynn

 /s/ Malcolm T.        Director              September 24, 1996
Kitson
Malcolm T. Kitson

 /s/ Stanley Meisels   Director              September 24, 1996
Stanley Meisels

 /s/ Louis V. Varone   Director              September 24, 1996
Louis V. Varone

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549









                   __________________________

                            EXHIBITS
                               to
                           FORM 10-K

                      SEC File No. 0-27782

                   __________________________











                  DIME COMMUNITY BANCORP, INC.
                       Brooklyn, New York

DESIGNATION                             DESCRIPTION                     PAGE


3.1 Certificate of Incorporation of Dime Community Bancorp, Inc. (Incorporated by reference to Exhibit 31 to the Registration Statement on Form S-1, No. 33-80735 filed on December 22, 1995, as amended (the "Registration Statement"))

3.2             Bylaws of Dime Community Bancorp, Inc.
                (Incorporated by reference to Exhibit 3.2 to the Registration Statement)

4.1             Certificate of Incorporation of Dime Community
                Bancorp, Inc. (See Exhibit 3.1 hereto)

4.2             Bylaws of Dime Community Bancorp, Inc. (See
                Exhibit 3.2 hereto)

4.3             Draft Stock Certificate of Dime Community
                Bancorp, Inc. (Incorporated by reference to Exhibit
                4.3 to the Registration Statement)

10.1            Agency Agreement, by and among Dime
                Community Bancorp, Inc., The Dime Savings Bank of Williamsburgh and Sandler O'Neill & Partners,
                L.P. (Incorporated by reference to Exhibit 1.1 to the Registration Statement)

10.2 Agreement and Plan of Merger dated as of the 2nd day of November, 1995 by and between The Dime Savings Bank of Williamsburgh and Conestoga Bancorp, Inc. (Incorporated by reference to the Schedule 13D of The Dime Savings Bank of Williamsburgh, filed with the Commission on November 23, 1995)

10.3 Stock Option Agreement dated as of the 2nd day of November, 1995 by and between The Dime Savings
                Bank of Williamsburgh and Conestoga Bancorp,
                Inc. (Incorporated by reference to the Schedule 13D of The Dime Savings Bank of Williamsburgh, filed with the Commission on November 23, 1995)

10.4 Engagement Letter, dated September 11, 1995 between The Dime Savings Bank of Williamsburgh and Ryan Beck & Co., Inc. (Incorporated by referenced to Exhibit 10.3 to the Registration Statement)

10.5 Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Vincent F. Palagiano

10.6 Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Michael P. Devine

10.7 Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Kenneth J. Mahon

10.8            Employment Agreement between Dime Community
                Bancorp, Inc. and Vincent F. Palagiano

10.9            Employment Agreement between Dime Community
                Bancorp, Inc. and Michael P. Devine

10.10           Employment Agreement between Dime Community
                Bancorp, Inc. and Kenneth J. Mahon

10.11 Form of Employee Retention Agreements by and among The Dime Savings Bank of Williamsburgh,
                Dime Community Bancorp, Inc. and certain executive officers

10.12           Employee Stock Ownership Plan of Dime
                Community Bancorp, Inc. and certain affiliates
                (Incorporated by reference to Exhibit 10.14 to the Registration Statement)

10.13           First Amendment to Employee Stock Ownership
                Plan of Dime Community Bancorp, Inc. and Certain
                Affiliates

10.14           ESOP Loan Commitment Letter and ESOP Loan
                Documents

10.15           The Dime Savings Bank of Williamsburgh 401(k)
                Savings Plan in RSI Retirement Trust (Incorporated by reference to Exhibit 10.14 to the Registration
                Statement)

10.16           Seventh, Eighth and Ninth Amendments to The
                Dime Savings Bank of Williamsburgh 401(k)
                Savings Plan in RSI Retirement Trust

10.17           The Dime Savings Bank of Williamsburgh
                Supplemental Executive Retirement Plan
                (Incorporated by reference to Exhibit 10.16 to the Registration Statement)

10.18           Severance Pay Plan of The Dime Savings Bank of
                Williamsburgh

10.19           Retirement Plan for Board Members of Dime
                Community Bancorp, Inc.

21.1 Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Registration
                Statement)

27.1            Financial Data Schedule (EDGAR filing only)