Form 10-Q
period 1996-09-30
DIME COMMUNITY BANCORP INC
filed 1996-11-14
CIK 1005409

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q

[x]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    (1)  YES  X    NO ___
                    (2)  YES  X    NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Classes of Common Stock       Number of Shares Outstanding, October 31, 1996

        $.01 Par Value                             14,547,500


                 PART I - FINANCIAL INFORMATION
                                                            Page
Item 1.     Financial Statements

            Consolidated  Statements  of  Condition  at
            September  30,  1996 (Unaudited)  and  June     3
            30, 1996
            Consolidated  Statements of Operations  for
            the  Three Months Ended September 30,  1996     4
            and 1995 (Unaudited)

            Consolidated Statements of Changes in
            Stockholders' Equity for the Three Months       5
            Ended September 30, 1996 (Unaudited)
            Consolidated Statements of Cash  Flows  for
            the  Three Months Ended September 30,  1996     6
            and 1995 (Unaudited)
            Notes  to Consolidated Financial Statements     7-10
            (Unaudited)
Item 2.     Management's  Discussion  and  Analysis  of
            Financial   Condition   and   Results    of     11-22
            Operations


                  PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                               23
Item 2.     Changes in Securities                           23
Item 3.     Defaults Upon Senior Securities                 23
Item 4.     Submission  of  Matters  to   a   Vote   of     23
            Security Holders
Item 5.     Other Information                               23
Item 6.     Exhibits and Reports on Form 8-K                24
            Signatures                                      25


Explanatory Note: This Form 10-Q contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, and legislative and regulatory conditions, or the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments.


           DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CONDITION
                 (In Thousands Except Share Data)


                                                                         September 30,
                                                                             1996        June 30,
                                                                          (Unaudited)      1996
                                                                         ------------  ------------
                          ASSETS:
Cash and due from banks                                                    $12,172       $17,055
Investment securities held to maturity (estimated market value of
$84,898 and $43,428 at September 30, 1996 and June 30,1996 respectively)    84,898        43,552
Investment securities available for sale:
 Bonds and notes (amortized cost of $173,428 and $338,141 at
  September 30, 1996 and June 30, 1996, respectively)                      173,437       338,089
Marketable equity securities (historical cost of $2,977 and
  $2,982 at September 30, 1996 and June 30, 1996, respectively)              3,370         3,205
Mortgage-backed securities held to maturity (estimated market value of $58,676 and $52,596 at September 30, 1996 and June 30, 1996
 respectively)                                                              58,516        52,580
Mortgage-backed securities available for sale (amortized cost of
 $187,102 and $156,962 at September 30, 1996 and June 30, 1996,
 respectively)                                                             188,307       157,361
  Federal funds sold                                                        33,289       115,130
Loans:
  Real estate                                                              605,906       577,663
  Other loans                                                                5,293         5,564
  Less: allowance for loan losses                                           (8,661)       (7,812)
                                                                          ---------    ---------
Total loans, net                                                           602,538       575,415
                                                                          ---------    ---------
Loans held for sale                                                          1,101           459
Premises and fixed assets                                                   14,171        14,399
Federal Home Loan Bank of New York capital stock                             7,598         7,604
Other real estate owned, net                                                 2,790         1,946
Goodwill                                                                    27,915        28,438
Accrued interest receivable and other assets                                15,464        16,588
                                                                        ----------    ----------
TOTAL ASSETS                                                            $1,225,566    $1,371,821
                                                                        ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Due to depositors                                                         $941,817      $950,114
Escrow and other deposits                                                   12,442       141,732
Securities sold under agreements to repurchase                              18,286        11,998
Federal Home Loan Bank of New York advances                                 15,710        15,710
Payable for securities purchased                                            15,000        33,994
Accrued postretirement benefit obligation                                    2,421         2,381
Other liabilities                                                            4,755         2,821
                                                                        ----------    ----------
TOTAL LIABILITIES                                                        1,010,431     1,158,750
                                                                        ----------    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred Stock ($0.01 par, 9,000,000 shares authorized, none
 outstanding at September 30, 1996 and June 30, 1996, respectively)           -             -
Common Stock ($0.01 par, 45,000,000 shares authorized, 14,547,500 shares outstanding at September 30, 1996 and June 30, 1996,
 respectively)                                                                 145           145
Additional paid-in capital                                                 141,161       141,240
Employee Stock Ownership Plan                                              (11,177)      (11,541)
Retained earnings                                                           84,140        82,916
Unrealized gain on securities available for sale, net of deferred taxes        866           311
                                                                        ----------    ----------
TOTAL STOCKHOLDERS' EQUITY                                                 215,135       213,071
                                                                        ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $1,225,566    $1,371,821
                                                                        ==========    ==========

         See notes to consolidated financial statements.

           DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (In Thousands Except Per Share Data)

                                                             For the Three Months
                                                              Ended September 30,
                                                             ---------------------
                                                                1996       1995
                                                             ---------  ----------
Interest income:
Loans secured by real estate                                 $12,647       $9,665
Other loans                                                      132           83
Investment securities                                          3,918        1,311
Mortgage-backed securities                                     3,698        1,511
Federal funds sold                                               817          321
                                                             ---------  ----------
  Total interest income                                       21,212        12,891
                                                             ---------  ----------
Interest expense:
Deposits and escrow                                            9,689         5,724
Borrowed funds                                                   358           254
                                                             ---------  ----------
Total interest expense                                        10,047         5,978
Net interest income                                           11,165         6,913
Provision for loan losses                                      1,050           600
                                                             ---------  ----------

Net interest income after provision for loan losses           10,115         6,313
                                                             ---------  ----------
Non-interest income:
Service charges and other fees                                   426           202
Net gain on sales and redemptions of securities and
other assets                                                      36            83
Net gain (loss) on sales of loans                                 23            (6)
Other                                                            272           135
                                                             ---------  ----------
Total non-interest income                                        757           414
                                                             ---------  ----------

Non-interest expense:
Salaries and employee benefits                                 2,346         1,716
ESOP benefit expense                                             463          -
Occupancy and equipment                                          728           403
SAIF special assessment                                        2,032          -
Federal deposit insurance premiums                               251           (11)
Data processing costs                                            247           119
Provision for losses on other real estate owned                  193          -
Goodwill amortization                                            594          -
Other                                                          1,278           695
                                                             ---------  ----------
Total non-interest expense                                     8,132         2,922
                                                             ---------  ----------
Income before income taxes and cumulative effect of
changes in accounting principle                                2,740         3,805
Income tax expense                                             1,516         1,741
                                                             ---------  ----------
Income before cumulative effect of changes in
accounting principle                                           1,224         2,064
Cumulative effect on prior years of changing to
a different method of accounting for:
Post-retirement benefits other than pensions                    -           (1,032)
                                                             ---------  ----------
Net income                                                    $1,224        $1,032

                                                             =========  ==========
Earnings per share:
  Primary                                                      $0.09          N/A
                                                             =========  ==========
  Fully diluted                                                $0.09          N/A
                                                             =========  ==========

         See notes to consolidated financial statements.

           DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (UNAUDITED)
               (In Thousands Except Per Share Data)


                                                    For the Three
                                                    Months Ended
                                                September 30, 1996
                                                ------------------
Common Stock (Par value $0.01):
Balance at beginning of period                         $145
Issuance of common stock                                 -
                                                    ---------
Balance at end of period                                145
                                                    ---------
Additional paid-in capital:
Balance at beginning of period                      141,240
Cost of issuance of common stock                       (178)
Amortization of excess fair value over cost - ESOP
stock                                                    99
                                                    ---------
Balance at end of period                            141,161
                                                    ---------
Employee Stock Ownership Plan:
Balance at beginning of period                      (11,541)
Amortization of earned portion of ESOP stock            364
                                                    ---------
Balance at end of period                            (11,177)
                                                    ---------
Retained earnings:
Balance at beginning of period                       82,916
Net income for the period                             1,224
                                                    ---------
Balance at end of period                             84,140
Unrealized gain on securities available for sale,   ---------
net:
Balance at beginning of period                          311
Change in unrealized gain on securities available       555
for sale during
  the period, net of deferred taxes
                                                    ---------
Balance at end of period                               $866
                                                    ---------


         See notes to consolidated financial statements.

           DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (In Thousands)
                                                                                     For the Three Months
                                                                                      Ended September 30,
                                                                                       1996       1995
                                                                                     ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.......................................................................      $1,224     $1,032
Adjustments to reconcile net income to net cash provided by
operating activities:
  Net (gain) loss on sale of loans held for sale.................................         (23)         6
  Net gain on sale of other assets...............................................         (19)        -
  Net Depreciation and amortization (accretion)..................................        (844)       227
  ESOP plan compensation expense.................................................         463         -
  Provision for loan losses......................................................       1,050        600
  Goodwill amortization..........................................................         594         -
  Increase in loans held for sale................................................        (619)      (410)
  (Increase) decrease in other assets and other real estate owned................        (193)     1,614
  Increase in accrued postretirement benefit obligation..........................          40      2,010
  Decrease in payable for securities purchased...................................     (18,994)        -
  Increase in other liabilities..................................................       1,934        278
                                                                                     ---------   --------
Net cash (used in) provided by operating activities..............................    $(15,387)     5,357
                                                                                     ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in Federal funds sold....................................      81,841     (3,240)
Proceeds from maturities of investment securities held to maturity...............       7,000         -
Proceeds from maturities of investment securities available for sale.............     227,460     20,600
Proceeds from calls of investment securities available for sale..................       6,000         -
Purchases of investment securities held to maturity..............................     (48,537)        -
Purchases of investment securities available for sale..........................       (67,415)   (15,585)
Purchases of mortgage-backed securities held to maturity.........................      (8,936)    (5,695)
Purchases of mortgage-backed securities available for sale.......................     (36,981)    (1,788)
Principal collected on mortgage-backed securities held to maturity...............       2,948      2,411
Principal collected on mortgage-backed securities available for sale.............       6,879      2,845
Net increase in loans............................................................     (28,173)    (6,117)
Cash disbursed in acquisition of Conestoga Bancorp, net of cash acquired                  (71)        -
Purchases of fixed assets........................................................         (40)       (36)
Sale of Federal Home Loan Bank capital stock.....................................           6         -
                                                                                     ---------   --------
Net cash provided by (used in) investing activities..............................     141,981     (6,605)
                                                                                     ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in due to depositors.....................................      (8,297)     4,622
Net decrease in escrow and other deposits........................................    (129,290)    (2,842)
Cash disbursed for expenses related to issuance of common stock..................        (178)        -
Increase in repurchase agreements................................................       6,288          2
                                                                                     ---------   --------
Net cash (used in) provided by financing activities...............................   (131,477)     1,782
                                                                                     ---------   --------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS....................................     (4,883)       534
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD .....................................     17,055      6,807
                                                                                     ---------   --------
CASH AND DUE FROM BANKS, END OF PERIOD............................................    $12,172     $7,341
                                                                                     =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes.......................................................        $352     $1,572
                                                                                     =========   ========
Cash paid for interest...........................................................     $21,227     $5,975
                                                                                     =========   ========
Transfer of loans to other real estate owned......................................     $1,069       $182
                                                                                     =========   ========
Change in unrealized gain on available for sale securities, net of deferred taxes....    $555        $85
                                                                                     =========   ========

         See notes to consolidated financial statements.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             (In Thousands Except Per Share Amounts)

1.   NATURE OF OPERATIONS

Dime Community Bancorp, Inc. (the "Company") is a Delaware corporation organized in December, 1995 at the direction of the Board of Directors of The Dime Savings Bank of Williamsburgh (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion from mutual to stock form (the "Conversion") on June 26, 1996, in exchange for $76.4 million (54%) of the net proceeds of the offering of 14,547,500 shares of the Company's common stock (the "Offering"). Presently, the only significant assets of the Company are the capital stock of the Bank, the Company's loan to the ESOP, and investments of the net proceeds retained by the Company. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.

The Bank was originally founded in 1864 as a New York State-chartered mutual savings bank. On November 1, 1995, the Bank converted to a federal mutual savings bank. The Bank has been, and intends to continue to be, a community-oriented financial institution providing financial services and loans for housing within its market areas. The Bank and the Company maintain their headquarters in the Williamsburgh section of the borough of Brooklyn. Fourteen additional offices of the Bank are located in the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of September 30, 1996 and the results of operations and cash flows for the three months ended September 30, 1996 and 1995. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the information contained herein have been made. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company, and the information contained in the Company's report on Form 8-K dated July 11, 1996 and in Amendment
No. 1 thereof on Form 8K/A filed on September 9, 1996.

3.   INCOME TAXES

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires that deferred taxes be provided for temporary differences between the book and tax basis of assets and liabilities.

On August 20, 1996, Federal legislation was signed into law which repealed the percentage of taxable income method tax bad debt deduction available for thrift institutions. This repeal is effective for the Bank's taxable year beginning January 1, 1996. In addition, the legislation requires the Bank to include in taxable income its bad debt reserves in excess of its base year reserve over a 6 to 8 year period depending

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             (In Thousands Except Per Share Amounts)

upon the maintenance of certain loan origination levels. Since the percentage of taxable income method tax bad debt deduction and the corresponding increase in the tax bad debt reserve in excess of the base year have been treated as temporary differences pursuant to SFAS 109, this change in tax law will have no effect on the Company's future consolidated statement of operations.

On July 30, 1996, New York State (the "State") enacted legislation, effective January 1, 1996, which generally retains the percentage of taxable income method tax bad debt deduction and does not require the Bank to recapture into income its State tax bad debt reserves unless one of the following events occur: 1) the Bank's retained earnings represented by the reserve is used for purposes other than to absorb losses from bad debts, including dividends or distributions in liquidation; 2) the Bank fails to qualify as a thrift as provided by the State tax law, or 3) there is a change in state tax law. At present, it is unclear what position New York City will take with respect to this new legislation. At September 30, 1996, the Bank has a deferred tax liability of approximately $3,100 recorded for the excess of State and City tax bad debt reserves over its base year reserve at December 31, 1987. The Bank is currently evaluating the State tax legislation and New York City's position, as well as relevant accounting literature, in order to determine whether it is possible to reduce or even eliminate these reserves.

4.   GOODWILL

The goodwill generated from the Bank's acquisition of Conestoga is being amortized over a twelve year period for financial statement purposes.

5.   EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

In accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans," the Company recognizes compensation expense related to the ESOP during the period in which the shares become committed to be released to participants. The compensation expense is measured based upon the fair market value of the stock during the period, and, to the extent that the fair value of the shares committed to be released differs from the original cost of such shares, the difference is recorded as an adjustment to Additional paid-in capital.

6.   EARNINGS PER SHARE

 Primary and fully-diluted earnings per share for the three months ended September 30, 1996 are computed by dividing net income by the average number of common shares during the period, which includes all allocated shares of the ESOP. The average number of common shares utilized to calculate both primary and fully diluted earnings per share during the three months ended September 30, 1996 were 13,393,398. Earnings per share are not presented for the three months ended September 30, 1995 as the initial public offering of the Company's stock did not occur until June, 1996.

7.   RECENTLY ISSUED ACCOUNTING STANDARDS

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

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             (In Thousands Except Per Share Amounts)

for income taxes of $879). As permitted by the Statement, the Bank elected to record the full liability at the time of adoption.

In March 1995, the FASB issued SFAS No. 121, ''Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of'' which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment and reported at the lower of carrying amount or fair value, less cost to sell, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS No. 121 on July 1, 1996. The adoption of SFAS No. 121 did not have a material impact on the financial condition or results of operations of the Bank.

In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, ''Accounting for Mortgage Servicing Rights.'' The Statement which amends
Statement of Financial Accounting Standards No. 65, ''Accounting for Certain Mortgage Banking Activities,requires separate capital-ization of the costs of rights to service mortgage loans for others regardless of whether these rights are acquired through a purchase or loan origination activity. The Bank adopted SFAS No. 122 effective July 1, 1996. Adoption of SFAS No.122 did not have a material impact on the financial condition or results of operations of the Bank.

In   October  1995,  the  FASB  issued  Statement  of   Financial
Accounting   Standards  No.  123,  ''Accounting  for  Stock-Based
Compensation'' (''SFAS No. 123''). SFAS No. 123 encourages a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt this method for all employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. As of September 30, 1996, the Company has no equity instruments subject to SFAS 123.

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, ''Accounting for Transfers of Financial Assets and Extinguishments of Liabilities. The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are borrowings. This statement also requires that liabilities and derivatives incurred or obtained as part of a transfer be measured initially at fair value. This statement also provides guidance on measurement of servicing rights on assets transferred and derecognition of liabilities transferred. The statement is effective for all transfers, servicing, or extinguishments occurring after December 31, 1996. Adoption of this standard is not expected to have a material effect upon the Company's financial condition or results of operations.

8.   USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             (In Thousands Except Per Share Amounts)

9.   SAVINGS ASSOCIATION INSURANCE FUND ("SAIF") SPECIAL ASSESSMENT

During the quarter ended September 30, 1996, the Bank was assessed a one-time special assessment of $2,032 by the Federal Deposit Insurance Corporation ("FDIC") in order to recapitalize the SAIF.
As a member of the Bank Insurance Fund ("BIF"), the Bank pays most of its deposit insurance assessments to the BIF. The SAIF primarily insures the deposits of savings and loan associations, but also insures the deposits acquired by a BIF-insured institution from a SAIF-insured institution. With the consummation of the acquisition (the "Acquisition") of Conestoga Bancorp, Inc. ("Conestoga"), the Bank acquired the deposits of Conestoga's wholly-owned subsidiary, Pioneer Savings Bank, FSB ("Pioneer"), a SAIF insured thrift, which deposits totaled approximately $394.3 million at June 30, 1996. The Bank pays SAIF assessments with respect to the Pioneer deposits. In addition, the Bank pays SAIF assessments on deposits the Bank acquired in a prior branch acquisition. All SAIF-insured deposits acquired by the Bank qualified as "Oakar deposits," and were the basis for the one-time assessment, which was recorded in non-interest expense during the quarter ended September 30, 1996.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

General

Dime Community Bancorp, Inc. (the "Company") is a Delaware corporation organized in December, 1995 at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank issued in the conversion of the Bank from a federal mutual savings bank to a federal stock savings bank. In connection with the Conversion, the Company issued 14,547,500 shares (par value $0.01) of common stock at a price of $10.00 per share to the Bank's eligible depositors who subscribed for shares and to an Employee Stock Ownership Plan ("ESOP") established by the Company. The Company realized net proceeds of $141.4 million from the sale of its common stock and utilized approximately $76.4 million of the proceeds to purchase 100% of the Bank's common stock and $11.6 million to fund a loan to the ESOP for its purchase of 1,163,800 shares, or 8%, of the Company's common stock.

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

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities and investments, and, to a lesser extent, proceeds from the sale of fixed-rate mortgage loans to the secondary mortgage market. While maturities and scheduled amortization of loans and investments are a predictable source of funds, deposit flows, mortgage prepayments and mortgage loan sales are influenced by interest rates, economic conditions and competition.

The Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by OTS regulations. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. At September 30, 1996, the Bank's liquidity ratio and short-term liquid asset ratios were 25.59% and 12.84%, respectively. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

The primary investing activities of the Bank are the origination of multi-family and single-family mortgage loans, and the purchase of mortgage-backed and other securities. During the three months ended September 30, 1996, the Bank's loan originations totaled $53.9 million compared to $22.6 million for the three months ended September 30, 1995. Purchases of mortgage-backed and other securities totaled $161.9 million for the three months ended September 30, 1996 compared to $23.1 million for the three months ended September 30, 1995. These activities were funded primarily by principal repayments on loans and mortgage-backed securities and maturities of investment securities. Loan sales provided additional liquidity to the Bank, totaling $890,000 for the three months ended September 30, 1996. Loan commitments totaled $81.3 million at September 30, 1996, comprised of $78.6 million in multi-family commitments and residential mortgage loan commitments totaling $2.7 million. Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments.

Deposits decreased $8.3 million during the three months ended September 30, 1996. The Bank experienced a net increase in total deposits of $395.3 million during the fiscal years ended June 30, 1996, attributable primarily to the acquisition of $394.3 million in deposits from Conestoga. Deposit flows are affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Certificates of deposit which are scheduled to mature in one year or less from September 30, 1996 totaled $361.1 million. From October 1, 1994 to June 30, 1996, the Company experienced an 80.4% retention rate of funds from maturing certificates of deposit. Based upon this experience and the Company's current pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

The Bank closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sales and various money market investments. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of the Bank's $152.0 million borrowing limit at the FHLBNY. At September 30, 1996, the Bank had $27.0 million in short and medium term borrowings outstanding at the FHLBNY and additional overall borrowing capacity from the FHLBNY of $125.0 million.

At September 30, 1996, the Bank was in compliance with all applicable regulatory capital requirements. Tangible capital totaled $120.8 million, or 10.58% of total tangible assets, compared to a 1.50% regulatory requirement; core capital, at 10.59%, exceeded the required 3.0% regulatory minimum, and total risk-based capital, at 21.64% of risk weighted assets, exceeded the 8.0% regulatory requirement.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information relating to the Company's consolidated statements of operations for the three months ended September 30, 1996 and 1995 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                          For the Three Months Ended September 30,
                                 --------------------------------------------------------
                                              1996                         1995
                                  ---------------------------   --------------------------
                                                      Average                      Average
                                   Average             Yield/   Average             Yield/
                                   Balance   Interest   Cost    Balance   Interest   Cost
                                  --------   --------  ------   -------   --------  ------
Assets:
  Interest-earning assets:
    Real Estate Loans <F1>        $591,422   $12,647   8.55%   $429,019    $ 9,665   9.01%
    Other loans                      5,513       132   9.58       3,763         83   8.82
    Mortgage-backed securities<F2> 209,508     3,698   7.06      90,557      1,511   6.67
    Investment securities <F2>     266,060     3,918   5.89      99,246      1,311   5.28
    Federal funds sold              57,859       817   5.65      22,487        321   5.71
                                  --------   --------          --------   --------  ------
  Total interest-earning
         assets                  1,130,362   $21,212   7.51%    645,072    $12,891   7.99%
     Non-interest-earning assets    66,667   ========          ========   ========
                                 =========
Total Assets                    $1,197,029
                                 =========

Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
    NOW, Super Now and Money
       market accounts             $59,991      $415   2.77%    $30,778       $161   2.09%
    Savings accounts               356,327     2,237   2.51     233,535      1,482   2.54
    Certificates of deposit        497,430     7,018   5.64     281,397      4,064   5.78
    Mortgagors' escrow               3,441        19   2.21       3,230         17   2.11
    Borrowed funds                  25,074       358   5.71      17,820        254   5.70
                                 ---------   --------          --------   --------
Total interest-bearing
    liabilities                    942,263    10,047   4.27%    566,760      5,978   4.22%
                                 =========   ========          ========   ========
Checking accounts                   27,900                       11,070
  Other non-interest-bearing
     liabilities                    13,430                        8,422
                                 ---------                     --------
    Total liabilities              983,593                      586,252
  Stockholders' equity             213,436                       77,619
                                 ---------                     --------
Total liabilities and
  Stockholders' equity          $1,197,029                     $663,871
                                 =========                     ========
Net interest income/interest rate
  spread <F3>                                $11,165   3.24%                $6,913   3.77%
                                             =======                      ========
Net interest-earning assets/net
  interest margin <F4>            $188,099             3.95%    $78,312              4.29%
                                 =========                     ========
Ratio of interest-earning assets to
  interest-bearing liabilities                         119.96%                       113.82%

<F1> In computing the average balance of loans, non-accrual loans have been included.
<F2> Includes securities classified "available for sale."
<F3> Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
<F4> Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

                                          Three Months Ended
                                          September 30, 1996
                                             Compared to
                                          Three Months Ended
                                          September 30, 1995
                                       Increase/(Decrease)Due to
                                   ----------------------------------
                                        Rate      Volume      Net
                                     --------    -------   -------
                                             (In thousands)
Interest-earning assets:
Real estate loans                      $(583)     $3,565    $2,982
Other loans                                9          40        49
Mortgage-backed securities               145       2,042     2,187
Investment securities                    277       2,330     2,607
Federal funds sold                       (6)         502       496
                                     -------     -------   -------
Total                                 $(158)      $8,479    $8,321
                                     =======     =======   =======

Interest-bearing liabilities:
NOW, Super NOW and Money market
accounts                                $76          178      $254
Savings accounts                        (20)         775       755
Certificate of deposit                 (129)       3,083     2,954
Mortgagors' escrow                        1            1         2
Borrowed funds                            1          103       104
                                     -------      -------  -------
Total                                   (71)       4,140     4,069
                                     -------      -------  -------

Net change in net interest income   $    (87)      $4,339   $4,252

                                     =======      =======  =======

Impact of Recent Legislation

Deposit Insurance - SAIF Recapitalization. As a member of the BIF, the Bank pays most of its deposit insurance assessments to the BIF. The FDIC also maintains another insurance fund, the SAIF, which primarily insures the deposits of savings and loan associations, but also insures the deposits acquired by a BIF-insured institution from a SAIF-insured institution. With the consummation of the acquisition of Conestoga, the Bank acquired the deposits of Pioneer (the "Pioneer Deposits"), a member of the SAIF, which deposits totaled approximately $394.3 million at June 26, 1996. The Bank is now required to pay SAIF assessments with respect to the Pioneer Deposits. In addition, the Bank is required to pay SAIF assessments on all other Oakar Deposits.

Under law and regulation in effect at June 30, 1996, BIF-assessable deposits were assessed at a rate of $2,000 per year while SAIF-assessable deposits were assessed at rates ranging from $0.23 to $0.31 per $100 of SAIF- assessable deposits. This disparity resulted from the BIF's achievement of the required 1.25% reserve ratio while the SAIF had not reached the required 1.25% reserve, due primarily to the fact that a significant portion of SAIF assessments have been and are currently being used to make payments on bonds ("FICO bonds") issued in the late 1980s by the Financing Corporation.

On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted into law, and it amended the Federal Deposit Insurance Act, in several ways to recapitalize the SAIF and reduce the disparity in the assessment rates for the BIF and the SAIF. The Funds Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. As implemented by the FDIC, the special assessment has been fixed, subject to adjustment, at $0.657 per $100 of an institution's SAIF-assessable deposits as of March 31, 1995. As applied to the Bank, the special assessment will be imposed with respect to the Pioneer Deposits because Pioneer no longer exists as a corporate entity, as well as the Oakar Deposits. However, under the Funds Act, the Bank is entitled to reduce the amount of such deposits by 20% in computing the special assessment. Accordingly, the SAIF special assessment to be paid by the Bank will be approximately $2.0 million (before taxes). The SAIF special assessment is scheduled to be paid to the FDIC on November 27, 1996.

In view of the recapitalization of the SAIF and consistent with certain requirements of the Funds Act, the FDIC has proposed a reduction in the rates for the semiannual assessment on SAIF-assessable deposits for periods beginning on October 1, 1996. As would be effective for the SAIF-assessable deposits of BIF members, such as the Bank, the proposed SAIF assessment rates would range from 0 to 27 basis points, with a rate of 0 basis points applied to well-capitalized institutions in the top supervisory group, such as the Bank. Accordingly, as long as the Bank maintains its current regulatory status, the Bank will have to pay substantially lower regular SAIF assessments compared to those paid by the Bank with respect to the three months ended September 30, 1996, assuming that the designated reserve ratio of 1.25% is maintained by the SAIF after collection of the special assessment.

In addition, the Funds Act expanded the assessment base for the payments on the FICO bonds to include, beginning January 1, 1997, the deposits of both BIF members and SAIF members. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for the FICO bonds on BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. Although the actual rate of assessments has not yet been determined, it has been estimated that the rate of assessments for the FICO bonds beginning on January 1, 1997, will be $0.013 per $100 of BIF-assessable deposits and $0.064 per $100 of SAIF-assessable deposits. The overall impact of such an action will be to increase the Bank's non-interest expense in future periods.

The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the thrift charter. The Secretary of the Treasury is required to conduct a study of relevant factors with respect to the development of a common charter for all insured depository institutions and abolition of separate charters for banks and thrifts and to report the Secretary's conclusions and findings to the Congress on or before March 31, 1997.

Recapture of Bad Debt Reserves. Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the "1996 Act"), for federal income tax purposes, thrift institutions such as the Bank, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8.0% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. Similar deductions for additions to the Bank's bad debt reserve were permitted under the New York State Bank Franchise Tax and the New York City Banking Corporation Tax; however, for purposes of these taxes, the effective allowable percentage under the PTI method was 32% rather than 8%.

Under the 1996 Act, the PTI Method was repealed and the Bank, as a "large bank" (one with assets having an adjusted basis of more than $500 million), will be unable to make additions to its tax bad debt reserve, will be permitted to deduct bad debts only as they occur and will be required to recapture (i.e., take into income) over a six-year period, beginning with the Bank's taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the greater of the balance of such reserves as of December 31, 1987 (or over a lesser amount if the Bank's loan portfolio decreased since December 31, 1987). However, under the 1996 Act, such recapture requirements will be suspended for each of the two successive taxable years beginning January 1, 1996 in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996. Since the Bank has already provided a deferred income tax liability for this tax for financial reporting purposes, there will be no adverse impact to the Bank's financial condition or results of operations from the enactment of this legislation. The New York State tax law has been amended to prevent a similar recapture of the Bank's New York State tax liability. Industry leaders continue to seek such amendments to the New York City tax law; however, there can be no assurance that such changes to New York City law will be adopted and, if so, in what form.

Comparison of Financial Condition at September 30, 1996  and  June
30, 1996

Assets. The Company's assets totaled $1.23 billion at September 30, 1996, a decrease of $146.3 million from total assets of $1.37 billion at June 30, 1996. The decrease resulted primarily from the refund of $131.1 million in excess proceeds related to the oversubscription to the Company's initial public offering (the "oversubscription refund") on July 1, 1996, which were included in escrow and other deposits at June 30, 1996. The Bank utilized a maturing available-for-sale investment security, as well as federal funds sold, to fund the oversubscription refund on July 1, 1996. Excluding the oversubscription refund, the Company's investment and mortgage-backed securities portfolios increased by $38.8 million. In addition, real estate loans and loans held for sale increased $28.9 million to $607.0 million at September 30,
1996 compared to $578.1 million at June 30, 1996. This increase resulted primarily from originations of $53.9 million during the quarter ended September 30, 1996, of which $52.1 million were multi-family and underlying cooperative loans. The increases in investment and mortgage backed securities (excluding the oversubscription refund) and loans were offset by the net decrease of $81.8 million and $4.9 million in federal funds sold and cash and due from banks, respectively. Other real estate owned increased $844,000 primarily as a result of a foreclosure completed in July, 1996 on a loan with an outstanding principal balance of $792,000. Other assets decreased $1.1 million as the Company received a refund of $2.7 million in July, 1996 related to the unpaid portion of the ESOP loan to former Conestoga employees, which was recorded as a receivable in other assets at June 30, 1996, offset by $1.6 million of accrued expenses related to the Acquisition and Conversion paid in July, 1996.

Liabilities. The decline in total liabilities of $148.3 million during the three months ended June 30, 1996 resulted primarily from the oversubscription refund, which reduced escrow and other deposits by $131.1 million, and a decline in deposits of $8.3 million, resulting from cyclical outflows. In addition, the payable for securities purchased, in the amount of $34.0 million at June 30, 1996, was reduced to $15.0 million at September 30, 1996, as the Company funded underlying net purchases of $19.0 million through a combination of cash and maturing securities. Offsetting these declines, the Company increased its borrowings, undertaking, on a net basis, $6.3 million in additional securities sold under agreement to repurchase during the quarter ended September 30, 1996. Other liabilities increased by $2.0 million from June 30, 1996, due primarily to the $2.1 million payable for the SAIF Special Assessment. See "-Impact of Recent Legislation" In addition, the Company recorded a payable on securities purchased of $15.0 million at September 30, 1996, related to a purchase of a mortgage-backed security available for sale entered into on September 27, 1996 which is due to settle in October, 1996.

Stockholders' Equity. The Company's stockholders' equity totaled $215.1 million, or 17.55% of total assets, as compared to $213.1 million, or 15.53% at June 30, 1996. The increase in equity resulted from net income of $1.2 million, an increase in the ESOP and additional paid-in-capital balances totaling $463,000 related to the ESOP compensation expense recorded during the quarter ended September 30, 1996, and an increase in the net unrealized gain on available for sale securities of $555,000 during the quarter ended September 30, 1996. At September 30, 1996 the Company's book value was $14.79 per share, up from $14.65 per share at June 30, 1996. Tangible stockholders' equity equaled $186.2 million, representing 15.56% of tangible assets and a $12.80 per share tangible book value, up from 13.72% of tangible assets, and $12.66, respectively, at June 30, 1996.

At September 30, 1996, the Bank's Tangible, Core and Risk-based capital ratios were 10.58%, 10.59% and 21.64%, respectively, compared to 9.49%, 9.50% and 21.24%, respectively, at June 30, 1996. At June 30, 1996, the Bank's Tangible, Core and Risk-based capital ratios were 10.60%, 10.61% and 23.86%, respectively, exclusive of the effects on the balance sheet of excess proceeds related to the oversubscription to the Company's initial public offering.

Comparison of the Operating Results for the Three Months ended
September 30, 1996 and 1995

General. Net income for the first quarter ended September 30, 1996 was $1,224,000, or $0.09 per share, after the one-time $2,032,000 (before tax) special assessment for the recapitalization of the Savings Association Insurance Fund ("SAIF"), compared with $1,032,000 for the quarter ended September 30, 1995, an increase of $192,000, or 18.6%. Net income for the quarter, excluding the one-time SAIF assessment, was $2,321,000, or $0.17 per share. See "Impact of Recent Legislation."

Also affecting the quarter-over-quarter comparison was the Bank's adoption, on July 1, 1995 of Statement of Financial Accounting Standards No. 106, "Accounting for Post-Retirement Benefits Other than Pensions," whereby the Bank elected to record the full accumulated post-retirement medical benefit obligation upon adoption. Adoption of this standard resulted in a cumulative effect reduction of net income of approximately $1.0 million for the quarter ended September 30, 1995. Income before cumulative effect of change in accounting principles for the quarter ended September 30, 1995 was $2,064,000.

Interest Income. Interest income for the quarter ended September 30, 1996 was $21.2 million, an increase of $8.3 million, or 64.5%, from $12.9 million during the quarter ended September 30, 1995. The largest components contributing to this increase in interest income were interest income on real estate loans, investment securities, and mortgage-backed securities, which increased by
$3.0  million, $2.6 million, and $2.2 million, respectively.   The
increase in interest income on real-estate loans was attributable to an increase in average balance of $162.4 million, resulting from the acquisition of $113.1 million of loans from Conestoga on June 26, 1996, and $53.9 million in loan originations during the quarter ended September 30, 1996. Offsetting the effects of this increase was a decline of 46 basis points in the average yield on real-estate loans during the quarter ended September 30, 1996 compared to the comparable quarter in 1995, resulting from the yield on real estate loans acquired from Conestoga, which average yield upon acquisition was approximately 120 basis points below the average yield on the Bank's pre-existing portfolio, and, to a lesser degree, from lower yields on newly originated multi-family and non-residential loans compared to the yield on loans satisfied during the quarter ended September 30, 1996. These lower yields resulted from minor rate reductions on originated loans during the quarter ended September 30, 1996. The minor rate reductions were utilized to enhance loan growth, as the Bank sought to deploy maturing short-term assets acquired from Conestoga into new loans. The increases in interest income on Investment securities and
Mortgage-backed   securities  were   attributable   primarily   to
increases in average balances of $166.8 million (168.1%,) and $119.0 million (131.4%) respectively, during the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995. These increases were attributable to the acquisition of $170.8 million and $124.4 million of investment securities and
mortgage-backed  securities,  respectively,  from  Conestoga.   In
addition, the average yield on investment and mortgage-backed securities increased by 61 basis points and 39 basis points, respectively, during the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995. The increases in yields resulted primarily from the acquisition of investment and mortgage-backed securities from Conestoga, which earned higher average yields, and are of longer average duration, than the Bank's historic portfolios, and from higher yields on securities acquired or repricing during the quarter ended September 30, 1996 resulting from interest rate increases during the quarter ended September 30, 1996.

Interest  Expense.  Interest expense increased  $4.0  million,  or
68.1%,   to  $10.0 million during the quarter ended September  30,
1996  from  $6.0  million during the quarter ended  September  30,
1995.   This  increase resulted primarily from increases  of  $3.0 million, $755,000 and $254,000 in interest expense on Certificate of Deposit accounts, savings accounts and NOW, SuperNOW and money market accounts, respectively. The increases in interest expense on certificate of deposit accounts and savings accounts resulted from increased average balances of $216.0 million and $122.8 million respectively during the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995. The acquisition of $216.3 million and $129.2 million of certificate of deposit accounts and savings accounts from Conestoga was the primary
factor  behind  these average balance increases.   Offsetting  the
increase in interest expense created from the growth in average balances, was the decrease in the average cost on certificate of deposit accounts of 14 basis points resulting primarily from lower rates offered during the quarter ended September 30, 1996, as part of the Bank's deposit pricing strategy. The increase in interest expense on NOW, Super NOW and money market accounts resulted from increases of $29.2 million and 68 basis points in average balances and average cost, respectively, during the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995. The increase in average balances and average cost resulted primarily from increased rates offered on money market accounts of approximately 60 basis points, utilized to offset reductions in time deposit rates, during the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995.

Provision for Loan Losses. The provision for loan losses increased $450,000, or 75%, to $1.1 million for the quarter ended September 30, 1996 from $600,000 for the quarter ended September 30, 1995. The allowance for loan losses increased by $849,000 during the quarter ended September 30, 1996 as the loan loss provision of $1.1 million was offset, in part, by net charge-offs of $201,000. In management's judgment, it was prudent to continue to increase the quarterly provision, and thus the loan loss allowance, based upon the growing volume of multi-family loan originations, which generally have greater risk than loans secured by one-to-four family residences, even though non-performing loans declined from $6.6 million at June 30, 1996 to $5.2 million at September 30, 1996. The allowance for loan losses as a percentage of non-performing loans and total loans was 166.7% and 1.41%, respectively, at September 30, 1996, up from 119.25% and 1.34%, respectively, at June 30, 1996. See "Asset Quality."

Non-interest Income. Non-interest income increased $343,000, or 82.9%, to $757,000 during the quarter ended September 30, 1996 compared to $414,000 during the quarter ended September 30, 1995. This increase was attributable primarily to increases of $224,000 and $137,000 in service charges and other fees, and in other income, respectively. Contributing to the increase in service charge and other fee income were increases of $69,000 related to safe deposit boxes, $72,000 related to various loan servicing activities, and $10,000 in miscellaneous fee income. The increase in other income was attributable to increases of $37,000, $22,000 and $79,000 in Federal Home Loan Bank of New York ("FHLBNY") capital stock dividend income, late charges on mortgage loans, and loan prepayment penalty income, respectively.

Non-Interest Expense. Non-interest expense increased $5.2 million to $8.1 million during the quarter ended September 30, 1996 from $2.9 million during the quarter ended September 30, 1995. The largest component of this increase was the SAIF Special Assessment of $2.0 million. See "- Impact of Recent Legislation." The Company also incurred increased salary and employee benefit, occupancy and equipment, data processing, and other operating expenses of $630,000, $325,000, $128,000, and $583,000, respectively, resulting from both the recent acquisition of Conestoga and operations as a public company. While these four expense items increased in the aggregate, they declined in the aggregate as a percentage of average assets by 14.0% during the three months ended September 30, 1996 compared to the quarter ended September 30, 1995. Also, the Company recorded a provision for losses on other real estate owned of $193,000 during the quarter ended September 30, 1996, while no such provision was recorded during the comparable 1995 quarter. The provision for the three months ended September 30, 1996 was attributable to growth in other real estate owned from June 30, 1996 to September 30, 1996. From June 30, 1995 to September 30, 1995, other real estate owned experienced a significant decline, thus no provision was deemed necessary during the period.

In addition, during the quarter ended September 30, 1996, the Bank incurred expenses of $463,000, related to ESOP compensation and $594,000 related to goodwill amortization resulting from its acquisition of Conestoga. These expenses, which will be incurred on an ongoing basis, were not recorded during the quarter ended September 30, 1995, since, as of September 30, 1995, the Bank had not completed its initial public offering (whereby the ESOP began operations) nor its acquisition of Conestoga (whereby goodwill was generated).

Overall, non-interest expense as a percentage of average assets, exclusive of the SAIF Special Assessment, increased to 2.04% for the quarter ended September 30, 1996 from 1.76% for the quarter ended September 30, 1995.

Income  Tax  Expense.   Income tax expense  totaled  $1.5  million
during the quarter ended September 30, 1996 compared to $1.7 million during the quarter ended September 30, 1995, a decline of $225,000. The decline was attributable primarily to a decrease of $1.1 million in pre-tax income, offset by an increase in the effective tax rate from 45.8% for the quarter ended September 30, 1995 to 55.3% for the quarter ended September 30, 1996. The increased effective tax rate during the quarter ended September 30, 1996 resulted from the acquisition of Conestoga being accounted for as a tax-free transaction, resulting in the Company receiving no tax benefit for goodwill expense. Excluding the effects of goodwill expense, the effective tax rate for the quarter ended September 30, 1996 was 45.5%.

Asset Quality

Non-performing loans, 23 loans in all, totaled $5.2 million at September 30, 1996 versus $6.6 million at June 30, 1996. The largest loan in this group is a $2.1 million foreclosure on an underlying cooperative apartment building located in Brooklyn, New York. The Bank has received a preliminary offer to purchase the mortgage for $1.5 million. No assurance can be given that the mortgage will be sold, or as to the ultimate terms of any such sale. The Bank believes that its allowance for loan losses as of September 30, 1996 is adequate after taking into consideration the proposed sale of the loan and expected charge to the allowance for loan losses. The Bank had 35 loans totaling
$1.2 million delinquent 60-89 days at September 30, 1996, as compared to twelve such delinquent loans totaling $1.7 million at June 30, 1996.

It is the policy of the Bank to initiate foreclosure proceedings after a loan becomes 90 days past due. As soon as practicable after initiating foreclosure proceedings on a loan, the Bank prepares an estimate of the fair value of the underlying collateral. In the event the carrying balance of the loan, including all accrued interest, exceeds the estimate of fair value, the loan is considered to be impaired and a reserve is established pursuant to SFAS No. 114, "Accounting by a Creditor for Impairment of a Loan." At September 30, 1996, $6.4 million of loans were deemed impaired under SFAS No. 114.

Under Generally Accepted Accounting Principles ("GAAP"), the Bank is required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a debt constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled-debt restructurings, however, and troubled-debt restructurings do not necessarily result in non-accrual loans. The Bank had four loans classified as troubled-debt restructurings at September 30, 1996, totaling $4.7 million, and all are currently performing according to their restructured terms. The largest restructured debt, a $2.7 million loan secured by a mortgage on an underlying cooperative apartment building located in Forest Hills, New York, was originated in 1987. The loan was first restructured in 1988, and again in 1994.

The following table sets forth information regarding the Bank's non-performing assets and troubled-debt restructurings at the dates indicated.


                                               At September 30,     At June 30,
                                                    1996               1996
                                               ----------------    ------------
                                                       (Dollars in thousands)
Non-accrual mortgage loans:
   One- to four-family......................          $1,308          $1,149
   Multi-family and underlying
     cooperative............................           3,485           4,734
   Non-residential..........................              -               -
   Cooperative apartment....................             404             668
   Non-accrual other loans..................              -               -
                                              ---------------      ------------
Total non-performing loans..................          5, 197           6,551
                                              ---------------      ------------
Total OREO..................................           2,790           1,946
Total non-performing assets.................          $7,987          $8,497
                                              ===============      ============
Troubled-debt restructurings................          $4,671          $4,671
Total non-performing assets and troubled-
   debt restructurings......................         $12,658         $13,168
Total non-performing loans to total loans...            0.85%          1.12%
Total non-performing assets to total
   assets <F1>..............................            0.65           0.62
Total non-performing assets and troubled-
   debt restructurings to total assets <F1>.            1.03           0.96

<F1>  Total non-performing assets to total assets and total non-
      performing assets and troubled-debt restructurings to total assets were 0.68% and 1.06% at June 30, 1996 exclusive of the effects on the balance sheet at June 30, 1996 of the excess proceeds related to the oversubscription to the Company's initial public offering .

Selected Financial Ratios and Other Data

                                                    At or For the Three Months
                                                          Ended September 30,
                                                    --------------------------
                                                           1996       1995
                                                         --------   --------
                      (Dollars In thousands except per share amounts)

Performance Ratios:
Return on  Average Assets <F1><F2>                         0.41%     1.24%
Return on average stockholders' equity <F1><F2>            2.29%    10.64%
Average stockholders' equity to average assets            17.83%    11.69%
Stockholders' equity to total assets at end of period     17.55%    11.71%
Tangible equity to tangible assets at end of period       15.56%    11.61%
Average interest rate spread                               3.24%     3.77%
Net interest margin                                        3.95%     4.29%
Average interest-earning assets to average
    interest-bearing liabilities                         119.96%   113.82%
Non-interest expense to average assets <F1>                2.72%     1.76%
Efficiency ratio <F1>                                     68.55%    40.31%

Per Share Data:
Earnings per share <F1>                                   $0.09       N/A
Book value per share                                      14.79       N/A
Tangible book value per share                             12.80       N/A

Asset Quality Ratios and Other Data:
Total non-performing loans                                5,197     5,429
Other real estate owned, net                              2,790     2,122
Ratios:
Non-performing loans to total loans                        0.85%     1.24%
Non-performing loans and other real estate
   owned to total assets                                   0.65%     1.13%
Allowance for loan losses to:
  Non-performing loans                                   166.65%   102.16%
   Total loans                                             1.41%     1.27%
Full service branches                                        15         7

Regulatory Capital Ratios (Bank only)

Tangible capital                                          10.58%    11.61%
Core capital                                              10.59%    11.61%
Risk-based capital                                        21.64%    20.78%

<F1> Excluding the effect of the SAIF Special Assessment, return on average assets and equity and earnings per share would have been 0.78%, 4.35%, and $0.17, respectively, non-interest expense to average assets would have been 2.04% for the three months ended September 30, 1996 and the efficiency ratio would have been 51.42% for the three months ended September 30, 1996.

<F2> Income before cumulative effect of change in accounting principle is used to calculate return on average assets and return on average equity ratios.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

On February 9, 1996, Conestoga and the director defendants filed an answer in which they denied the allegations of liability raised in the complaint and raised affirmative defenses. In addition, they moved to dismiss the complaint. On February 12, 1996, the Bank filed its own motion to dismiss the complaint. On or about March 12, 1996, Plaintiff served a motion for leave to file an amended complaint. In his proposed amended complaint, Plaintiff asserts, among other things, that the proxy statement distributed to Conestoga's stockholders did not provide sufficient disclosure, that the Acquisition was unfair to Conestoga's stockholders and disproportionately benefits Conestoga's Board and the Bank.

The  Court  has  not  yet  ruled on the motions  to  dismiss  the
complaint or the Plaintiff's motion to amend the complaint.   The
Bank intends to vigorously defend against the claims made against it.

Item 2.    Changes in Securities

     None.

Item 3.    Defaults Upon Senior Securities

     None.

Item 4.       Submission of Matters to a Vote of Security Holders

     None.

Item 5.       Other Information

     None.

Item 6.      Exhibits and Reports on Form 8-K

     (a)  Exhibits
            Exhibit 27.      Financial Data Schedule.

     (b)  Reports on Form 8-K

On July 11, 1996, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated July 10, 1996, and on September 9, 1996 a Form 8-K/A dated September 9, 1996 describing the
completion of the Bank's Acquisition  of Conestoga   Bancorp,  Inc.
and  the  Company's  initial   public offering.

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                              Dime Community Bancorp, Inc.


Dated:  November 13, 1996       By:/s/ Vincent F. Palagiano
                                   Vincent F. Palagiano
                                   Chairman of the Board, President and
                                    Chief Executive Officer





Dated:  November 13, 1996       By:/s/ Kenneth J. Mahon
                                   Kenneth J. Mahon
                                   Senior  Vice  President  and
                                    Chief Financial Officer