Form 10-Q
period 1996-12-31
DIME COMMUNITY BANCORP INC
filed 1997-02-14
CIK 1005409

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1996

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

     CLASSES OF COMMON STOCK     NUMBER OF SHARES OUTSTANDING, JANUARY 31, 1997

           $.01 Par Value                        14,547,500

                         PART I - FINANCIAL INFORMATION

                                                                         PAGE
Item 1.  Financial Statements
         Consolidated Statements of Condition at December 31, 1996
          (Unaudited) and June 30, 1996                                  3
         Consolidated Statements of Operations for the Three and Six
          Months Ended December 31, 1996 and 1995 (Unaudited)            4
         Consolidated Statements of Changes in Stockholders' Equity
          for the Six Months Ended December 31, 1996 (Unaudited)         5
         Consolidated  Statements  of Cash Flows for the Six Months
          Ended December 31, 1996 and 1995 (Unaudited)                   6
         Notes to Consolidated Financial Statements (Unaudited)          7-10
Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      11-28

                         PART 11 - OTHER INFORMATION
Item 1.  Legal Proceedings                                               28
Item 2.  Changes in Securities                                           28
Item 3.  Defaults Upon Senior Securities                                 28
Item 4.  Submission of Matters to a Vote of Security Holders             28-29
Item 5.  Other Information                                               30
Item 6.  Exhibits and Reports on Form 8-K                                30
         Signatures                                                      31
         Exhibits                                                        32

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

DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                  DECEMBER 31,
                                                                                     1996                        JUNE 30,
                                                                                  (UNAUDITED)                      1996
                                                                               -------------------          ----------------
ASSETS:
Cash and due from banks                                                                   $11,653                  $17,055
Investment securities held to maturity
 (estimated market value of $87,138 and $43,428
 at December 31, 1996 and June 30, 1996, respectively)                                     86,320                   43,552
Investment securities available for sale:
 Bonds and notes (amortized cost of $121,750 and
 $338,141 at December 31, 1996 and June 30, 1996, respectively)                           122,290                   338,089
 Marketable equity securities (historical cost of
 $3,034 and $2,982 at December 31, 1996 and June 30, 1996, respectively)                    3,399                     3,205
Mortgage backed securities held to maturity
 (estimated market value of $85,882 and $52,596 at
 December 31, 1996 and June 30, 1996, respectively)                                        85,199                    52,580
Mortgage backed securities available for sale
 (amortized cost of $185,898 and $156,962 at December 31, 1996
 and June 30, 1996, respectively)                                                         188,707                   157,361
Federal funds sold                                                                         32,952                   115,130
Loans:
    Real estate                                                                           635,803                   577,663
    Other loans                                                                             5,871                     5,564
    Less: Allowance for loan losses                                                        (8,891)                   (7,812)
                                                                              --------------------          ----------------
    Total loans, net                                                                      632,783                   575,415
                                                                              --------------------          ----------------
Loans held for sale                                                                           335                       459
Premises and fixed assets                                                                  14,048                    14,399
Federal Home Loan Bank of New York Capital Stock                                            7,598                     7,604
Other real estate owned, net                                                                2,270                     1,946
Goodwill                                                                                   27,566                    28,438
Other assets                                                                               16,913                    16,588
                                                                              --------------------          ----------------
TOTAL ASSETS                                                                           $1,232,033                $1,371,821
                                                                                       ===========               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Due to depositors                                                                        $948,349                  $950,114
Escrow and other deposits                                                                   8,483                   141,732
Securities sold under agreements to repurchase                                             33,146                    11,998
Federal Home Loan Bank of New York advances                                                15,710                    15,710
Payable for securities purchased                                                                -                    33,994
Accrued postretirement benefit obligation                                                   2,462                     2,381
Other liabilities                                                                           2,320                     2,821
                                                                              --------------------          ----------------
TOTAL LIABILITIES                                                                      $1,010,470                $1,158,750
                                                                              --------------------          ----------------
STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par, 9,000,000 shares authorized,
 none outstanding at December 31, 1996 and June 30, 1996)                                       -                         -
Common stock ($0.01 par, 45,000,000 shares authorized, 14,547,500
 outstanding at December 31, 1996 and June 30, 1996, respectively)                            145                       145
ADDITIONAL PAID-IN CAPITAL                                                                141,259                   141,240
EMPLOYEE STOCK OWNERSHIP PLAN                                                             (10,926)                  (11,541)
RETAINED EARNINGS, SUBSTANTIALLY RESTRICTED                                                89,079                    82,916
UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE, NET OF DEFERRED TAXES                     2,006                       311
                                                                              --------------------          ----------------
TOTAL STOCKHOLDERS' EQUITY                                                                221,563                   213,071
                                                                              --------------------          ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $1,232,033                $1,371,821
                                                                                     ===========               ===========


See notes to consolidated financial statements

DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                 FOR THE THREE MONTHS.                 FOR THE SIX MONTHS.
                                                                   ENDED DECEMBER 31,                   ENDED DECEMBER 31,
                                                               1996                 1995           1996                1995
                                                           ------------        -----------      ------------       -----------
INTEREST INCOME:
Loans secured by real estate                                    $13,417             $9,867           $26,064           $19,532
Other loans                                                         103                 81               235               164
Investment securities                                             3,885              1,597             7,803             2,908
Mortgage-backed securities                                        4,315              1,496             8,013             3,007
Federal funds sold                                                  517                344             1,334               665
                                                           ------------        -----------      ------------       -----------
   TOTAL INTEREST  INCOME                                        22,237             13,385            43,449            26,276
                                                           ------------        -----------      ------------       -----------
INTEREST EXPENSE:
Deposits  and escrow                                              9,646              5,757            19,335            11,481
Borrowed funds                                                      622                251               980               505
                                                           ------------        -----------      ------------       -----------
   TOTAL INTEREST EXPENSE                                        10,268              6,008            20,315            11,986
      NET INTEREST INCOME                                        11,969              7,377            23,134            14,290
PROVISION FOR LOAN LOSSES                                         1,050                350             2,100               950
                                                           ------------        -----------      ------------       -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              10,919              7,027            21,034            13,340
                                                           ------------        -----------      ------------       -----------
NON-INTEREST INCOME:
Service charges and other fees                                      514                216               940               418
Net gain (loss) on sales and redemptions of
securities and other assets                                         135               (164)              171               (81)
Net gain on sales of loans                                           71                 28                94                22
Other                                                               332                107               604               242
                                                           ------------        -----------      ------------       -----------
   TOTAL NON-INTEREST INCOME                                      1,052                187             1,809               601
                                                           ------------        -----------      ------------       -----------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                    2,322              1,825             4,668             3,541
ESOP benefit expense                                                361                 -                824                -

Occupancy and equipment                                             840                397             1,568               800
SAIF special assessment                                              -                  -              2,032                -

Federal deposit insurance premiums                                   -                  74               251                63
Data processing costs                                               212                127               459               246
Provision for losses on Other real estate owned                      74                250               267               250
Goodwill amortization                                               606                 -              1,200                -

Other                                                             1,189                805             2,467             1,500
                                                           ------------        -----------      ------------       -----------
   TOTAL NON-INTEREST EXPENSE                                     5,604              3,478            13,736             6,400
                                                           ------------        -----------      ------------       -----------
     INCOME BEFORE INCOME TAXES AND CUMULATIVE
      EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                    6,367              3,736             9,107             7,541
INCOME TAX EXPENSE                                                1,428              1,706             2,944             3,447
                                                           ------------        -----------      ------------       -----------
     INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE                                        4,939              2,030             6,163             4,094
CUMULATIVE EFFECT ON PRIOR YEARS OF  CHANGING TO A
   DIFFERENT METHOD OF ACCOUNTING FOR:
   POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                       -                  -                 -             (1,032)
                                                           ------------        -----------      ------------       -----------
        NET INCOME                                               $4,939             $2,030            $6,163            $3,062
                                                                =======             ======           =======            ======
EARNINGS PER SHARE:
   PRIMARY                                                        $0.37                N/A             $0.46               N/A
                                                                =======             ======           =======            ======
   FULLY DILUTED                                                  $0.37                N/A             $0.46               N/A
                                                                =======             =======          =======            ======

See notes to consolidated financial statements

DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)
[CAPTION]
                                                         FOR THE SIX
                                                         MONTHS ENDED
                                                       DECEMBER 31, 1996
                                                      -------------------

COMMON STOCK (PAR VALUE $0.01):
Balance at beginning of period                                 $    145
                                                      -------------------
Balance at end of period                                            145
                                                      -------------------
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period                                  141,240
Cost of issuance of common stock                                   (190)
Amortization of excess fair value
 over cost - ESOP stock                                             209
                                                      -------------------
Balance at end of period                                       $141,259
                                                      -------------------
EMPLOYEE STOCK OWNERSHIP PLAN:
Balance at beginning of period                                  (11,541)
Amortization of earned portion of
ESOP stock                                                          615
                                                      -------------------
Balance at end of period                                        (10,926)
                                                      -------------------

RETAINED EARNINGS:
Balance at beginning of period                                   82,916
Net income for the period                                         6,163
                                                      -------------------
Balance at end of period                                         89,079
                                                      -------------------
UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE, NET:
Balance at beginning of period                                      311
Change in unrealized gain on
 securities available for sale
   during the period, net of deferred taxes                       1,695
                                                      -------------------
Balance at end of period                                       $  2,006
                                                      -------------------


See notes to consolidated financial statements

DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                                          FOR THE SIX MONTHS
                                                                                           ENDED DECEMBER 31,
                                                                                            1996         1995
                                                                                         ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                   6,163        3,062
Adjustments to reconcile net income to net cash provided by operating activities
Net (gain) loss on investment and mortgage backed securities sold                              (99)         195
Net gain on investment and mortgage backed securities called                                     -          (56)
Net gain on sale of other assets                                                               (19)            -
Net gain on sale of loans held for sale                                                        (94)         (22)
Net Depreciation and amortization (accretion)                                               (1,133)         406
ESOP plan compensation expense                                                                 824            -
Provision for loan losses                                                                    2,100           950
Goodwill amortization                                                                        1,200            -
Decrease (increase) in loans held for sale                                                     218         (265)
(Increase) decrease in other assets and other real estate owned                             (2,092)         681
Increase in accrued postretirement benefit obligation                                           81        2,042
Decrease in payable for securities purchased                                               (33,994)           -
(Decrease) increase in other liabilities                                                      (501)         234
                                                                                         ----------   ----------
Net cash (used in) provided by Operating Activities                                        (27,346)       7,227
                                                                                         ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in Federal funds sold                                                          82,178        5,007
Proceeds from maturities of investment securities held to maturity                          12,035           35
Proceeds from maturities of investment securities available for sale                       273,460       33,100
Proceeds from calls of investment securities held to maturity                                    -        5,056
Proceeds from calls of investment securities available for sale                             20,000        4,500
Proceeds from sale of investment securities available for sale                              15,051          500
Purchases of investment securities held to maturity                                        (54,789)     (12,417)
Purchases of investment securities available for sale                                      (90,283)     (27,148)
Purchases of mortgage backed securities held to maturity                                   (38,842)      (5,695)
Purchases of mortgage backed securities available for sale                                 (42,050)      (7,482)
Principal collected on mortgage backed securities held to maturity                           6,159        4,879
Principal collected on mortgage backed securities available for sale                        13,060        7,024
Net increase in loans                                                                      (59,468)     (11,302)
Cash disbursed in acquisition of Conestoga Bancorp, net of cash acquired                      (328)           -
Purchases of fixed assets                                                                     (189)         (69)
Sale of Federal Home Loan Bank stock                                                             6            -
                                                                                         ----------   ----------
Net Cash provided by (used in) Investing Activities                                        136,000       (4,012)
                                                                                         ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in Due to depositors                                                (1,765)       2,243
Net decrease in escrow and other deposits                                                 (133,249)      (5,176)
Cash disbursed for expenses related to issuance of common stock                               (190)           -
Increase (decrease) in securities sold under agreements to repurchase                       21,148          (85)
                                                                                         ----------   ----------
Net Cash used in Financing Activities                                                     (114,056)      (3,018)
                                                                                         ----------   ----------
(DECREASE) INCREASE IN CASH AND DUE FROM BANKS                                              (5,402)         197
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                                17,055        6,807
                                                                                         ----------   ----------
CASH AND DUE FROM BANKS, END OF PERIOD                                                  $   11,653  $     7,004
                                                                                         ==========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes                                                                   2,527        3,417
                                                                                         ==========   ==========
Cash paid for interest                                                                      20,306       12,031
                                                                                         ==========   ==========
Transfer of loans to Other real estate owned                                                    -           223
                                                                                         ==========   ==========
Transfer of investment and mortgage backed securities held-to-maturity
available for sale                                                                              -         3,300

                                                                                         ==========    ==========
Change in unrealized gain on available for sale securities, net of
deferred taxes                                                                               1,695           129
                                                                                         ==========    ==========

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of December 31, 1996, the results of operations for the three and six months ended December 31, 1996 and 1995, cash flows for the six months ended December 31, 1996 and 1995, and changes in stockholders' equity for the six months ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the information contained herein have been made. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements dated August 30, 1996 and notes thereto of the Company.

3.   INCOME TAXES

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires that deferred taxes be provided for temporary differences between the book and tax bases of assets and liabilities.

On August 20, 1996, Federal legislation was signed into law which repealed the percentage of taxable income method for computing allowable bad debt deductions available for thrift institutions. This repeal is effective for the Bank's taxable year beginning January 1, 1996. In addition, the legislation requires the Bank to include in taxable income its bad debt reserves in excess of its base year reserve over a 6 to 8 year period depending upon the maintenance of certain loan origination levels. Since the percentage of taxable income method tax bad debt deduction and the corresponding increase in the tax bad debt reserve in excess of the base year have been treated as temporary differences pursuant to SFAS 109, this change in tax law will have no effect on the Company's future consolidated statement of operations.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

On July 30, 1996, New York State (the "State") enacted legislation, effective January 1, 1996, which generally retains the percentage of taxable income method for computing allowable bad debt deductions and does not require the Bank to recapture into income State tax bad debt reserves unless one of the following events occur: 1) the Bank's retained earnings represented by the reserve is used for purposes other than to absorb losses from bad debts,
including   dividends   in  excess  of  the  Bank's  earnings  and  profits  or
distributions in liquidation or in redemption of stock; 2) the Bank fails to qualify as a thrift as provided by the State tax law, or 3) there is a change in state tax law. Upon adoption of this legislation, the Bank had a deferred tax liability of approximately $1,848 recorded for the excess of State tax bad debt reserves over its reserve at December 31, 1987 in accordance with SFAS
109. In December, 1996 after evaluating the State tax legislation, as well as relevant accounting literature and industry practices, management of the Bank concluded that this liability was no longer required to be recorded, and recovered the full liability. This recovery resulted in a reduction of income tax expense during the three and six-month periods ended December 31, 1996, for the full amount of the recovered deferred tax liability. Although New York City is presently addressing conforming its tax law regarding bad debts to New
York State's tax law, it has not, to date, enacted similar legislation.      At
December  31,  1996,  the Bank has a deferred tax liability   o f approximately
$1,100 recorded for the excess of  New  York  City  tax bad debt  reserves over
its base year reserve at   December 31, 1987.  Should New  York City   elect to
conform their tax law regarding bad debts to New York State, the Bank will, consistent with New York State income taxes, recover this deferred tax liability and reduce income tax expense accordingly.


4.   EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

In accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans," issued by the American Institute of Certified Public Accountants, the Company recognizes compensation expense related to the ESOP during the period in which the shares become committed to be released to participants. The compensation expense is measured based upon the fair market value of the stock during the period, and, to the extent that the fair value of the shares committed to be released differs from the original cost of such shares, the difference is recorded as an adjustment to Additional paid-in capital.

5.   EARNINGS PER SHARE

Primary and fully-diluted earnings per share for the three and six-month periods ended December 31, 1996 are computed by dividing net income by the average number of common shares outstanding during the period, which includes all allocated shares of the ESOP. The average number of common shares utilized to calculate both primary and fully diluted earnings per share during the three and six-month periods ended December 31, 1996 were 13,393,398. Earnings per share are not presented for the three and six-month periods ended December 31, 1995 as the initial public offering of the Company's stock did not occur until June, 1996.

6.   RECENTLY ADOPTED ACCOUNTING STANDARDS

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, ''Accounting for Stock-Based Compensation'' (''SFAS 123''). SFAS 123 encourages a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt this method for all employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. During the quarter ended December 31, 1996, the Company adopted a stock option plan for employees and outside directors (the "Stock Option Plan") which is subject to SFAS 123. As of December 31, 1996, no options have been granted under the Stock Option Plan. As of December 31, 1996, the Company has no other plans adopted involving equity instruments subject to SFAS 123.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, ''Accounting for Transfers of Financial Assets and Extinguishments of Liabilities'' ("SFAS 125"). SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are borrowings. SFAS 125 also requires that liabilities and derivatives incurred or obtained as part of a transfer be measured initially at fair value. This statement also provides guidance on measurement of servicing rights on assets transferred and derecognition of liabilities transferred. SFAS 125 is effective for all transfers, servicing, or extinguishments occurring after December 31, 1996, except for certain provisions relating to the accounting for secured borrowings and collateral and the accounting for transfers and servicing of repurchase agreements, dollar rolls, securities lending and similar transactions, for which the effective date was deferred until January 1, 1998, in accordance with Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("SFAS 127"). The Company adopted SFAS 125 and SFAS 127 effective January 1, 1997. Adoption of these standards is not expected to have a material impact on the financial condition or results of operations of the Bank.

7.   USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

8.   SAVINGS ASSOCIATION INSURANCE FUND ("SAIF") SPECIAL ASSESSMENT

During the quarter ended September 30, 1996, the Bank was assessed a one-time special assessment of $2,032 by the Federal Deposit Insurance Corporation ("FDIC") in order to recapitalize the SAIF. As a member of the Bank Insurance Fund ("BIF"), the Bank pays most of its deposit insurance assessments to the BIF. The SAIF primarily insures the deposits of savings and loan associations, but also insures the deposits acquired by a BIF-insured institution from a SAIF-insured institution. With the consummation of the acquisition (the "Acquisition") of Conestoga Bancorp, Inc. ("Conestoga"), the Bank acquired the deposits of Conestoga's wholly-owned subsidiary, Pioneer Savings Bank, FSB ("Pioneer"), a SAIF-insured thrift, which deposits totaled approximately $394.3 million at June 30, 1996. The Bank pays SAIF assessments with respect to the Pioneer deposits. In addition, the Bank pays SAIF assessments on deposits the Bank acquired in a prior branch acquisition. All SAIF-insured deposits acquired by the Bank qualified as "Oakar deposits," and were the basis for the one-time assessment, which was recorded in non-interest expense during the quarter ended September 30, 1996.

9.   CONTINGENCIES

LITIGATION - On December 4, 1995, a purported class action complaint was filed in the Delaware Chancery Court, New Castle County, on behalf of the stockholders of Conestoga by Jeffrey Simon (''Plaintiff'') against Conestoga, each of the members of the Conestoga Board, and the Bank. By stipulation dated January 16, 1997, the Plaintiff voluntary dismissed the case without pre-judice.

On December 5, 1996, Dime Bancorp, Inc. and its wholly-owned subsidiary, Dime Savings Bank of New York, FSB (together "Dime of New York,") filed a complaint in the United States District Court, Southern District of New York against the Company and the Bank. Dime of New York alleges violations of New York State and federal trademark law and unfair competition law. Dime of New York seeks injunctive relief in the form of an order requiring the Bank to use its full name with identical type-size and type-style in marketing and advertising materials, or in the alternative requiring the Bank to change its name, due to alleged inequitable conduct. The complaint also seeks an order requiring the Company to change its corporate name and change its Nasdaq Stock Market trading symbol "DIME." Dime of New York does not seek monetary damages.

The Company and the Bank have answered the complaint and filed counterclaims in which they seek to enjoin the Dime of New York from employing service marks that are confusingly similar to the Company's and the Bank's service marks. The action is in the preliminary stages of discovery. The Company and the Bank intend to defend vigorously these claims made against them and pursue their counterclaims.

The Bank is involved in various legal actions in the ordinary course of its business which, in the aggregate, involve amounts which are believed to be material to the financial condition and results of operations of the Bank.

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

On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted into law, and it amended the Federal Deposit Insurance Act in several ways to recapitalize the SAIF and reduce the disparity in the assessment rates for the BIF and the SAIF. The Funds Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. As implemented by the FDIC, the special assessment was $0.657 per $100 of an institution's SAIF-assessable deposits as of March 31, 1995. As applied to the Bank, the special assessment was imposed with respect to the Pioneer deposits, because Pioneer no longer exists as a corporate entity, as well as the Oakar deposits. However, under the Funds Act, the Bank was entitled to reduce the amount of such deposits by 20% in computing the special assessment. Accordingly, the SAIF special assessment, which totaled $2.0 million, was paid by the Bank in November, 1996. The SAIF special assessment, although paid in November, 1996, was recorded as an expense during the three months ended September 30, 1996.

In view of the recapitalization of the SAIF and consistent with certain requirements of the Funds Act, the FDIC announced, in December, 1996, a reduction in the rates for the semiannual assessment on SAIF-assessable deposits for periods beginning on October 1, 1996. The stated assessment rates effective for the SAIF-assessable deposits of BIF members, such as the Bank, ranged from 4 to 31 basis points, with a rate of 4 basis points applied to well-capitalized institutions in the top supervisory group, such as the Bank. The rule which established these rates provided the FDIC Board the flexibility to adjust these rates by as much as five basis points without further ruling required. The FDIC Board utilized this authority immediately to reduce the stated range to 0 to 27 basis points for the semiannual period beginning October 1, 1996. This rate range was identical to the rates previously approved for BIF members. As a result of this ruling, the Bank, as a well-capitalized institution in the top supervisory group, incurred no assessment expense during the three months ended December 31, 1996.

Based upon the above, as long as the Bank maintains its current regulatory status, the Bank will either not have to pay, or will pay substantially lower, regular SAIF assessments compared to those paid by the Bank prior to and including the three months ended September 30, 1996, assuming that the designated reserve ratio of 1.25% is maintained by the SAIF after collection of the special assessment.

In addition, the Funds Act expanded the assessment base for the payments on the FICO bonds to include, beginning January 1, 1997, the deposits of both BIF members and SAIF members. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for the FICO bonds on BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The rate of assessments for the FICO bonds beginning on January 1, 1997, will be $0.013 per $100 of BIF-assessable deposits and $0.0648 per $100 of SAIF-assessable deposits.

The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the thrift charter. The Secretary of the Treasury is required to conduct a study of relevant factors with respect to the development of a common charter for all insured depository institutions and abolition of separate charters for banks and thrifts and to report the Secretary's conclusions and findings to the Congress on or before March 31, 1997. Two bills have been introduced in Congress to eliminate the federal thrift charter, with one requiring the federal thrift to convert to a bank charter and the other giving the federal thrift the option to convert to a national or state chartered bank or to a state savings and loan association, but no determination has been made as to the enactment of either such bill.

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

Under the 1996 Act, the PTI Method was repealed and the Bank, as a "large bank" (one with assets having an adjusted basis of more than $500 million), will be unable to make additions to its tax bad debt reserve, will be permitted to deduct bad debts only as they occur and will be required to recapture (I.E., take into income) over a six-year period, beginning with the Bank's taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the greater of the balance of such reserves as of December 31, 1987 (or over a lesser amount if the Bank's loan portfolio decreased since December 31, 1987). However, under the 1996 Act, such recapture requirements will be suspended for each of the two successive taxable years beginning January 1, 1996 in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996. Since the Bank has already provided a deferred income tax liability for this tax for financial reporting purposes, there was no adverse impact to the Bank's financial condition or results of operations from the enactment of this legislation.


On July 30, 1996, New York State (the "State") enacted legislation, effective January 1, 1996, which generally retains the percentage of taxable income method for computing allowable bad debt deductions and does not require the Bank to recapture into income State tax bad debt reserves unless one of the following events occur: 1) the Bank's retained earnings represented by the reserve is used for purposes other than to absorb losses from bad debts, including dividends in excess of the Bank's earnings and profits or distributions in liquidation or in redemption of stock; 2) the Bank fails to qualify as a thrift as provided by the State tax law, or 3) there is a change in state tax law. Prior to adoption of this legislation, the Bank had a deferred tax liability of approximately $1,848 recorded for the excess of State tax bad debt reserves over its reserve at December 31, 1987 in accordance with SFAS 109. In December, 1996 after evaluating the State tax legislation, as well as relevant accounting literature and industry practices, management of the Bank concluded that this liability was no longer required to be recorded, and recovered the full deferred tax liability. This recovery resulted in a reduction in income tax expense during the three and six-month periods ended December 31, 1996, for the full amount of the recovered deferred tax liability. Although New York City is presently addressing conforming its tax law regarding bad debts to New York State's tax law, has not, to date, enacted similar legislation. At December 31, 1996, the Bank has a deferred tax liability of approximately $1,100 recorded for the excess of New York City tax bad debt reserves over its base year reserve at December 31, 1987. Should New York City elect to conform their tax law regarding bad debts to New York State, the Bank will, consistent with New York State income taxes, recover this deferred tax liability and reduce income tax expense accordingly.

SELECTED FINANCIAL RATIOS AND OTHER DATA

                                                              AT OR FOR THE                   AT OR FOR
                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                              DECEMBER 31,                   DECEMBER 31,
                                                        1996              1995           1996           1995
                                                     ----------        ----------     ----------     ----------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE
AMOUNTS)
PERFORMANCE RATIOS:
Return on average assets (1) (2)                          1.61%             1.22%          1.02%          1.23%
RETURN ON AVERAGE STOCKHOLDERS' EQUITY (1) (2)            9.19             10.94           5.75           10.38
AVERAGE STOCKHOLDERS' EQUITY TO AVERAGE ASSETS           17.55             11.14          17.69           11.84
STOCKHOLDERS' EQUITY TO TOTAL ASSETS AT
END OF PERIOD                                            17.98             12.07          17.98           12.07
TANGIBLE EQUITY TO TANGIBLE ASSETS AT END                15.96             11.97          15.96           11.97
OF PERIOD
AVERAGE INTEREST RATE SPREAD                              3.41              4.03           3.33            3.88
NET INTEREST MARGIN                                       4.13              4.55           4.04            4.41
AVERAGE INTEREST-EARNING ASSETS TO AVERAGE
    INTEREST-BEARING LIABILITIES                        120.36            114.06         120.15          114.23
NON-INTEREST EXPENSE TO AVERAGE ASSETS                    1.83              2.09           2.27            1.92
(1)
EFFICIENCY RATIO (1)                                     43.73             45.17          55.66           42.81
PER SHARE DATA:
Earnings per share (1)                                   $0.37               N/A          $0.46             N/A
Book value per share                                     15.23               N/A          15.23             N/A
Tangible book value per share                            13.19               N/A          13.19             N/A
ASSET QUALITY RATIOS AND OTHER DATA:
Total non-performing loans                               2,917            $7,626          2,917          $7,626
Other real estate owned, net                             2,270             1,907          2,270           1,907
RATIOS:
Non-performing loans to total loans                       0.45%             1.73%          0.45%           1.73%
Non-performing loans and other real estate
owned to total assets                                     0.42              1.43           0.42            1.43%
Allowance for loan losses to:
  Non-performing loans                                  304.80             74.88         304.80           74.88
   Total loans                                            1.38              1.29           1.38            1.29
Full service branches                                       15                 7             15               7
REGULATORY CAPITAL RATIOS: (BANK ONLY)
Tangible capital                                         10.98%            11.97%         10.98%          11.97%
Core capital                                             10.99             11.99          10.99           11.99
Risk-based capital                                       23.25             22.31          23.25           22.31

(1) Excluding the effects of the SAIF Special Assessment, the reduction in income tax expense due to the recapture of income taxes previously provided, and the non-recurring refunds received on Nationar claims, return on average assets, return on average equity, non-interest expense to average assets, the efficiency ratio and earnings per share would have been 0.96%, 5.45%, 1.93%, 46.04% and $0.22 respectively for the three months ended December 31, 1996 and 0.87%, 4.90%, 1.98%, 48.63%, and $0.39 for the six months ended
December 31, 1996.

(2) Income before cumulative effect of change in accounting principle is used to calculate return on average assets and return on average equity ratios.

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

The Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by Office of Thrift Supervision regulations. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. At December 31, 1996, the Bank's liquidity ratio and short-term liquid asset ratios were 19.0% and 8.9%, respectively. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

The primary investing activities of the Bank are the origination of multi-family and single-family mortgage loans, and the purchase of mortgage-backed and other securities. During the six months ended December 31, 1996, the Bank's loan originations totaled $116.1 million compared to $46.6 million for the six months ended December 31, 1995. Purchases of mortgage-backed and other securities totaled $226.0 million for the six months ended December 31, 1996 compared to $52.7 million for the six months ended December 31, 1995. These activities were funded primarily by principal repayments on loans and mortgage-backed securities and maturities of investment securities. Loan sales provided additional liquidity to the Bank, totaling $2.8 million for the six months ended December 31, 1996.

Deposits decreased $1.8 million during the six months ended December 31, 1996. The Bank experienced a net increase in total deposits of $395.3 million during the fiscal year ended June 30, 1996, attributable primarily to the acquisition of $394.3 million in deposits from Conestoga. Deposit flows are affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1996 totaled $349.6 million. Based upon the Company's current pricing strategy and deposit retention experience, management believes that a significant portion of such deposits will remain with the Company.

The Bank closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sales and various money market investments. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of the Bank's $152.0 million borrowing limit at the Federal Home Loan Bank of New York ("FHLBNY") . At December 31, 1996, the Bank had $41.9 million in short and medium term borrowings outstanding at the FHLBNY, comprised of outstanding advances of $15.7 million and securities sold under agreement to repurchase agreements of $26.2 million, and an additional overall borrowing capacity from the FHLBNY of $110.1 million.

At December 31, 1996, the Bank was in compliance with all applicable regulatory capital requirements. Tangible capital totaled $126.0 million, or 10.98% of total tangible assets, compared to a 1.50% regulatory requirement; core capital, at 10.99%, exceeded the required 3.0% regulatory minimum, and total risk-based capital, at 23.25% of risk weighted assets, exceeded the 8.0% regulatory requirement.

ASSET QUALITY

Non-performing loans, consisting of 60 loans, totaled $2.9 million at December 31, 1996 versus 27 loans totaling $6.6 million at June 30, 1996. The Bank had 30 loans totaling $750,000 delinquent 60-89 days at December 31, 1996, as compared to 33 such delinquent loans totaling $2.3 million at June 30, 1996. This decline was attributable to a decline of $1.6 miilion in real estate loans delinquent 60-89 days, as these loans improved to either current status or 30 days or less delinquent.

It is the policy of the Bank to initiate foreclosure proceedings after a loan becomes 90 days past due. As soon as practicable after initiating foreclosure proceedings on a loan, the Bank prepares an estimate of the fair value of the underlying collateral. In the event the carrying balance of the loan, including all accrued interest, exceeds the estimate of fair value, the loan is considered to be impaired and a reserve is established pursuant to Statement of Financial Accounting Standards No. 114, "Accounting by a Creditor for Impairment of a Loan" ("SFAS 114"). At December 31, 1996, $3.8 million of loans were deemed impaired under SFAS 114.

Under GAAP, the Bank is required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a debt constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled-debt restructurings, however, and troubled-debt restructurings do not necessarily result in non-accrual loans. The Bank had four loans classified as troubled-debt restructurings at December 31, 1996, totaling $4.7 million, and all are currently performing according to their restructured terms. The largest restructured debt, a $2.7 million loan secured by a mortgage on an underlying cooperative apartment building located in Forest Hills, New York, was originated in 1987. The loan was first restructured in 1988, and again in 1994.

The following table sets forth information regarding the Bank's non-performing assets and troubled-debt restructurings at the dates indicated.

                                                          AT DECEMBER 31,        AT JUNE 30,
                                                               1996                1996
                                                              (Dollars In Thousands)
                                                         _______________       ______________
NON-PERFORMING LOANS:
   One- to four-family                                            $1,496               $1,149
   Multi-family and underlying cooperative                           919                4,734
   Non-residential                                                     -                    -
   Cooperative apartment                                             494                  668
   Non-accrual other loans                                             -                    -
                                                         ---------------       --------------
TOTAL NON-PERFORMING LOANS                                         2,917                6,551
Total OREO                                                         2,270                1,946

                                                         ---------------       --------------
TOTAL NON-PERFORMING ASSETS                                       $5,187               $8,497
                                                         ===============       ==============
TROUBLED-DEBT RESTRUCTURINGS                                      $4,671               $4,671

TOTAL NON-PERFORMING ASSETS AND TROUBLED-DEBT                     $9,858              $13,168
RESTRUCTURINGS
TOTAL NON-PERFORMING LOANS TO TOTAL LOANS                           0.45%                1.12%
TOTAL NON-PERFORMING ASSETS TO TOTAL ASSETS (1)                     0.42                 0.62
TOTAL NON-PERFORMING ASSETS AND TROUBLED-DEBT
RESTRUCTURINGS TO TOTAL ASSETS (1)                                  0.80                 0.96

(1) Total non-performing assets to total assets and total non-performing assets and troubled-debt restructurings to total assets were 0.68% and 1.06% at June 30, 1996 exclusive of the effects on the balance sheet at June 30, 1996 of the excess proceeds related to the oversubscription to the Company's initial public offering .

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1996 AND JUNE 30, 1996

The Company's assets totaled $1.23 billion at December 31, 1996, a decrease of $139.8 million from total assets of $1.37 billion at June 30, 1996. The decrease resulted primarily from the refund, on July 1, 1996, of $131.1 million in excess proceeds related to the oversubscription to the Company's initial public offering (the "oversubscription refund"), which were included in Escrow and other deposits at June 30, 1996. The oversubscription refund was paid through the maturity of investment securities available for sale of $125.0 million and reduction of $6.1 million in federal funds sold. Excluding the oversubscription refund, the Company's total investment and mortgage-backed securities portfolios increased by $16.1 million, with growth of $42.8 million, $32.6 million and $31.3 million in investment securities held to maturity, mortgage-backed securities held to maturity, and mortgage backed securities available for sale, respectively, offset by a decrease of $90.8 million in investment securities available for sale. The movement of funds into mortgage backed securities resulted from more attractive rates offered on these securities during the six-month period ended December 31, 1996. In addition, real estate loans and loans held for sale increased $58.0 million to $636.1 million at December 31, 1996 compared to $578.1 million at June 30, 1996. This increase resulted primarily from originations of $116.1 million during the six months ended December 31, 1996, of which $113.7 million were multi-family and underlying cooperative and non-residential loans. The increase in originations resulted primarily from a particularly active local real estate market during 1996.

Offsetting  the  increases   in   loans  and  investment  and  mortgage  backed
securities, excluding the effects of the oversubscription refund, was a decrease in federal funds sold of $82.2 million. Of the total decline in federal funds sold, $6.1 million was utilized in the oversubscription refund and $34.0 million was utilized to fund the payment of the payable for securities purchased on July 1, 1996. The remainder of the decrease was utilized to fund the increases in loans and securities.

The decline in total liabilities of $148.3 million during the six months ended December 31, 1996 resulted primarily from the payment of the $131.1 million oversubscription refund, which reduced Escrow and other deposits and the payment of the payable for securities purchased of $34.0 million. Offsetting these declines, were increased borrowings, as the Company undertook, on a net basis, $21.1 million in additional Securities sold under agreement to repurchase transactions during the six months ended December 31, 1996.

The Company's Stockholders' equity totaled $221.6 million, or 17.98% of total assets, as compared to $213.1 million, or 15.53% at June 30, 1996. At December 31, 1996 the Company's stated book value was $15.23 per share, up from $14.65 per share at June 30, 1996. Tangible Stockholders' equity totaled $191.9 million, representing 15.96% of tangible assets and a $13.19 per share tangible book value, up from 13.72% and $12.66, respectively, at June 30, 1996.



COMPARISON OF THE OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995


GENERAL. Net income for the three months ended December 31, 1996 was $4,939,000 or $0.37 per share, compared with $2,030,000 for the three months ended December 31, 1995, an increase of $2,909,000 or 143.3%. During the three months ended December 31, 1996, the Company recorded a one-time recovery of previously recorded New York State income tax expense of $1,848,000, which resulted in significantly lower income tax expense for the three months ended December 31, 1996. Net income for the three months ended December 31, 1996, excluding this one-time recovery was $3,091,000, or $0.23 per share, an increase of $1,061,000 or 52.3% above the comparable three months of the previous year.

The discussion of interest income and expense for the three months ended December 31, 1996 and 1995, presented below, should be read in conjunction with the following table, which sets forth certain information relating to the Company's consolidated statements of operations for the three months ended December 31, 1996 and 1995 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

CAPTION>
                                                        FOR THE THREE MONTHS ENDED DECEMBER 31,
                                    -----------------------------------------------------------------------------------
                                                1996                                  1995
                                    -----------------------------------------------------------------------------------
                                                                      AVERAGE                                AVERAGE
                                        AVERAGE                       YIELD/        AVERAGE                  YIELD/
                                        BALANCE       INTEREST         COST         BALANCE     INTEREST      COST
                                    --------------- -------------  ------------- ------------- ----------- -----------
Assets:                                                             ($ IN THOUSANDS)
  Interest-earning assets:
    Real Estate Loans (1)                  $624,498       $13,417          8.59%      $436,776      $9,867       9.04%
    Other loans                               5,312           103          7.76          3,689          81       8.78
    MORTGAGE-BACKED SECURITIES (2)          259,097         4,315          6.66         90,582       1,496       6.61
    INVESTMENT SECURITIES (2) (3)           234,022         3,885          6.37         93,352       1,597       5.97
    FEDERAL FUNDS SOLD                       36,854           517          5.61         24,105         344       5.71
                                    --------------- -------------                ------------- -----------

      TOTAL INTEREST-EARNING ASSETS       1,159,783       $22,237          7.67%       648,504     $13,385       8.26%
                                    ---------------       =======                -------------      ======

     NON-INTEREST EARNING ASSETS             64,873                                     16,741
                                    ---------------                              -------------

TOTAL ASSETS                             $1,224,656                                   $665,245
                                          =========                                    =======
LIABILITIES AND STOCKHOLDERS'
EQUITY:
  INTEREST-BEARING LIABILITIES:
    NOW, SUPER NOW AND
       MONEY MARKET ACCOUNTS                $56,745          $370          2.61%       $30,917        $160       2.07%
    SAVINGS ACCOUNTS                        349,036         2,083          2.39        229,583       1,423       2.48
    CERTIFICATES OF DEPOSIT                 509,688         7,174          5.63        286,680       4,156       5.80
    MORTGAGORS' ESCROW                        3,999            19          1.90          3,617          18       1.99
    BORROWED FUNDS                           44,132           622          5.64         17,770         251       5.65
                                    --------------- -------------                ------------- -----------

      TOTAL INTEREST-BEARING                963,600       $10,268          4.26%       568,567      $6,008       4.23%
LIABILITIES                         ---------------       =======                -------------      ======

  CHECKING ACCOUNTS                          26,760                                     10,925
  OTHER NON-INTEREST-BEARING                 19,331                                     11,510
LIABILITIES
                                    ---------------                              -------------

      TOTAL LIABILITIES                   1,009,691                                    591,002
  STOCKHOLDERS' EQUITY                      214,965                                     74,243
                                    ---------------                              -------------

TOTAL LIABILITIES AND STOCKHOLDERS'      $1,224,656                                   $665,245
EQUITY                                    =========                                    =======
NET INTEREST INCOME/ INTEREST RATE                        $11,969          3.41%                    $7,377       4.03%
SPREAD(4)                                                 =======                                   ======
NET INTEREST-EARNING ASSETS/NET
   INTEREST MARGIN (5)                     $196,183                        4.13%       $79,937                   4.55%
                                          =========                                    =======
RATIO OF INTEREST-EARNING ASSETS
   TO INTEREST-BEARING LIABILITIES                                       120.36%                               114.06%

(1) In computing the average balance of loans, non-accrual loans have been included.
(2) Includes securities classified "available for sale."
(3) The average yield on investment securities during the three months ended December 31, 1996 and 1995 have been adjusted to reflect capital gains distributions of $208 and $272 in December 31, 1996 and December 31, 1995 respectively, which are non-recurring and therefore were not annualized.
(4) Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

RATE/VOLUME ANALYSIS
                                                            THREE MONTHS ENDED
                                                             DECEMBER 31, 1996
                                                               COMPARED TO
                                                             THREE MONTHS ENDED
                                                             DECEMBER 31, 1995
                                                             INCREASE/(DECREASE)

                                                               DUE TO
                                            VOLUME              RATE             TOTAL
                                       --------------      ------------      ------------
                                                       ($ IN THOUSANDS)
  Interest-earning assets:
    Real Estate Loans                          $4,137             $(587)           $3,550
    Other loans                                    34               (12)               22
    Mortgage-backed securities                  2,794                25             2,819
    Investment securities                       2,146               142             2,288
    Federal funds sold                            181                (8)              173
                                       --------------      ------------      ------------
      Total                                    $9,292             $(440)           $8,852
                                             ========           =======           =======
  Interest-bearing liabilities:
    NOW, Super Now and money market
     accounts                                    $152               $58              $210
    Savings accounts                              727               (67)              660
    Certificates of deposit                     3,186              (168)            3,018
    Mortgagors' escrow                              2                (1)                1
    Borrowed funds                                372                (1)              371
                                       --------------      ------------      ------------
      Total                                     4,439              (179)            4,260
                                       --------------      ------------      ------------
Net change in net interest income              $4,853             $(261)           $4,592
                                             ========           =======           =======

INTEREST INCOME. Interest income for the three months ended December 31, 1996 was $22.2 million, an increase of $8.9 million, or 66.1%, from $13.4 million during the three months ended December 31, 1995. The largest components contributing to this increase in interest income were interest income on real estate loans, investment securities, and mortgage-backed securities, which increased by $3.6 million, $2.3 million, and $2.8 million, respectively. The increase in interest income on real-estate loans was attributable to an increase in the average balance resulting from the acquisition of $113.1 million of loans from Conestoga on June 26, 1996, and an additional increase in loans of $87.9 during the twelve months ended December 31, 1996 resulting from originations net of amortization and satisfactions. Offsetting the effects of this increase was a decline of 44 basis points in the average yield on real-estate loans during the three months ended December 31, 1996 compared to the comparable three months in 1995, resulting primarily from the yield on real estate loans acquired from Conestoga, whose average yield upon acquisition was approximately 120 basis points below the average yield on the Bank's existing portfolio, and, to a lesser degree, from lower yields on newly originated multi-family and non-residential loans compared to the yield on loans satisfied during the three months. The increases in interest income on investment securities and mortgage-backed securities were attributable primarily to increases in average balances during the three months ended December 31, 1996 compared to the three months ended December 31, 1995. These increases were attributable to the acquisition of $170.8 million and $124.4 million of investment securities and mortgage-backed securities, respectively, from
Conestoga. In addition, the average yield on investment and mortgage-backed securities increased by 40 basis points and 5 basis points, respectively, during the three months ended December 31, 1996 compared to the three months ended December 31, 1995. The increases in yields resulted primarily from higher yields on securities acquired or repricing during the twelve months ended December 31, 1996. During the three months ended December 31, 1996 and 1995, the Company received annual capital gains distributions totaling $208,000 and $272,000 respectively on its investments in marketable equity securities. These capital gain distributions, recorded as interest income, increase the overall yield on investments during the three months ended December 31, 1996 and 1995. In calculating the Company's net interest spread and net interest margin during the quarters ended December 31, 1996 and 1995, these distributions have been treated as non-recurring and have been excluded from annualized income.

INTEREST EXPENSE. Interest expense increased $4.3 million, or 70.9%, to $10.3 million during the three months ended December 31, 1996 from $6.0 million during the three months ended December 31, 1995. This increase resulted primarily from increases of $3.0 million, $660,000 and $210,000 in interest expense on Certificate of Deposit accounts, Savings accounts and NOW, SuperNOW and Money Market accounts, respectively. The increases in interest expense on Certificate of Deposit accounts and Savings accounts resulted from increased average balances during the three months ended December 31, 1996 compared to the three months ended December 31, 1995. The acquisition of $216.3 million and $129.2 million of Certificate of Deposit accounts and Savings accounts,
respectively,   from  Conestoga  contributed  significantly  to  these  average balance increases. Offsetting the increase in interest expense created from the growth in average balances, was the decrease in average cost on Certificate of Deposit accounts and passbook accounts of 17 basis points and 9 basis
points,   respectively.   During  the  six  months  ended  December  31,  1996,
management's overall deposit pricing strategy resulted in a decrease in passbook rates which produced a lower overall cost on these deposits. Certificate of deposit costs declined due to reduced rates offered on Certificate of Deposit accounts renewed or originated during 1996 compared to existing accounts
maturing.   The increase  in  interest  expense  on  NOW,  SuperNOW  and  Money
Market accounts resulted from increases of $25.8 million and 54 basis points in average balance and average cost, respectively, during the three months ended December 31, 1996 compared to the three months ended December 31, 1995. The
increase  in  average  balance   and   average  cost on NOW, SuperNOW and Money
Market accounts  resulted  primarily  from  $31.8  million  of   such  accounts
acquired   from   Conestoga  and  increased   rates  offered  on  money  market
accounts, the largest component  of these accounts, of approximately  60  basis
points during the three months ended December 31, 1996,   compared to the three
months ended December 31, 1995.

In addition, interest expense on borrowed funds increased $371,000 during the three months ended December 31, 1996 compared to the three months ended December 31, 1995. This increase resulted from an increase in average balance on borrowings of $26.4 million as the Company utilized these borrowings to leverage capital and provide additional earnings.

PROVISION FOR LOAN LOSSES. The Provision for Loan Losses increased $700,000, or 200%, to $1,050,000 for the three months ended December 31, 1996 from $350,000 for the three months ended December 31, 1995. Net charge-offs during the three months ended December 31, 1996 were $820,000, which, together with the provision, resulted in an increase in the allowance for loan losses to $8.9 million at December 31, 1996 from $8.7 million at September 30, 1996. Although total non-performing loans have declined significantly during the three months ended December 31, 1996, in management's judgment, it was prudent to continue the loan loss provision to supplement the loan loss allowance, based upon the Bank's growing volume of multi-family loan originations, the composition of its loan portfolio and its recent charge-off history. See "Asset Quality."

NON-INTEREST INCOME. Non-interest income increased $865,000 to $1,052,000 during the three months ended December 31, 1996 compared to $187,000 during the three months ended December 31, 1995. This increase was attributable primarily to increases of $298,000 and $225,000 in service charges and other fees, and other income, respectively. Contributing to the increase in service charge and other fee income were increases of $112,000 related to safe deposit boxes, $86,000 related to the Bank's funding of official checks and customer money orders, and $96,000 related to deposit account activities. The increase in other income was attributable primarily to rental income of $63,000 received from retail and other commercial premises acquired from Conestoga. Also contributing to the increase in other income were increases of $43,000, $29,000 and $30,000 on Federal Home Loan Bank of New York capital stock dividend income, late charges on mortgage loans, and loan prepayment penalty income, respectively.

In addition, the Bank recorded net gains on sales and calls of securities and other assets of $135,000 during the three months ended December 31, 1996 compared to a net loss of $164,000 on this activity during the three months ended December 31, 1995, an aggregate increase of $299,000. The largest component of this change were sale and call activity related to investment securities, which produced a net gain of $99,000 during the three months ended December 31, 1996 compared to a net loss of $139,000 during the three months ended December 31, 1995. Neither the Company nor the Bank engage in securities trading activity. Security sales are periodic events which are made in response to management's ongoing review of the investment securities portfolio in relation to other investment alternatives.

NON-INTEREST EXPENSE. Non-interest expense increased $2.1 million to $5.6 million during the three months ended December 31, 1996 from $3.5 million during the three months ended December 31, 1995. This increase resulted from increased salary and employee benefits, occupancy and equipment, data processing, and other operating expenses of $497,000, $443,000, $85,000, and $384,000, respectively, resulting from both the recent acquisition of Conestoga and operations as a public company. The increase in other operating expenses would otherwise have been larger except for non-recurring refunds totaling $296,000 received during the three months ended December 31, 1996 related to outstanding asset claims of the Bank in connection with Nationar, a failed check-clearing and trust company. These four expense items, exclusive of the effects of the refunds received on Nationar claims, declined, in the aggregate, by 16.3% as a percentage of average assets during the three months ended December 31, 1996 compared to the three months ended December 31, 1995.

In addition, during the three months ended December 31, 1996, the Bank incurred expenses of $361,000 related to Employee Stock Ownership Plan ("ESOP") benefits and $606,000 related to goodwill amortization resulting from its acquisition of Conestoga. These expenses were not recorded during the three months ended December 31, 1995, since, as of December 31, 1995, the Bank had not completed its initial public offering (whereby the ESOP began operations) nor its acquisition of Conestoga (whereby goodwill was generated).

Partially offsetting these increased expenses were decreases of $74,000 and $176,000 related to federal deposit insurance premiums and provision for losses on other real estate owned, respectively. In response to the special assessment charged to the Bank during the three months ended September 30, 1996, the FDIC issued a refund to the Bank for its premium paid during the three months ended December 31, 1996. As a result the Bank did not incur federal deposit insurance expense during the three months ended December 31, 1996. The reduction in the provision for losses on other real estate owned resulted from management's periodic review of reserves established for losses on other real estate owned. Overall, non-interest expense as a percentage of average assets, excluding the effects of the refunds of claims with Nationar, decreased to 1.93% for the three months ended December 31, 1996 from 2.09% for the three months ended December 31, 1995.

INCOME TAX EXPENSE. Income tax expense, exclusive of the $1,848,000 recovery of New York State income taxes previously recorded, totaled $3.3 million during the three months ended December 31, 1996 compared to $1.7 million during the three months ended December 31, 1995, an increase of $1.6 million. This increase was attributable to both an increase of $2.6 million in pre-tax income and an increase in the effective tax rate from 45.7% for the three months ended December 31, 1995 to 51.5% for the three months ended December 31, 1996. The increased effective tax rate during the three months ended December 31, 1996 resulted primarily from the acquisition of Conestoga being accounted for as a tax-free transaction, resulting in the Company receiving no tax benefit for goodwill expense. In addition, the Company received no tax deduction for $110,000 of ESOP benefit expense related to the excess of the average fair market value of the Company's stock during the three months ended December 31, 1996 over the original purchase price of the stock by the ESOP. Excluding the effects of these items, the effective tax rate for the three months ended December 31, 1996 was 46.3%. For a description of the $1,848,000 recovery, See
Note 3 of the Notes to the Consolidated Financial Statements.


COMPARISON OF THE OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995


GENERAL. Net income for the six months ended December 31, 1996 totaled $6.2 million compared to $3.1 million during the six months ended December 31, 1995. Net income for the six months ended December 31, 1996 was affected by both the New York State income tax recovery of $1,848,000 and the one-time special assessment of $1,097,000, after taxes, for the recapitalization of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") recorded during the quarter ended September 30, 1996. Net income for the six months ended December 31, 1996, excluding certain non-recurring items, which include the one-time SAIF assessment and one-time recovery of previously recorded New York State income tax expense, was $5,252,000, or $0.39 per share.

Also affecting the comparison of the six months ended December 31, 1996 and 1995 was the Bank's adoption, on July 1, 1995 of Statement of Financial Accounting Standards No. 106, "Accounting for Post-Retirement Benefits Other than Pensions," whereby the Bank elected to record the full accumulated post-retirement medical benefit obligation upon adoption. Adoption of this standard resulted in a cumulative effect reduction of net income of approximately $1.0 million for the six months ended December 31, 1995. Income before cumulative effect of change in accounting principles for the six months ended December 31, 1995 was $4,094,000.

The discussion of interest income and expense for the six months ended December 31, 1996 and 1995, presented below, should be read in conjunction with the following table, which sets forth certain information relating to the Company's consolidated statements of operations for the six months ended December 31, 1996 and 1995 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.


                                                       FOR THE SIX MONTHS ENDED DECEMBER 31,
                                 -------------------------------------------------------------------------------
                                               1996                                            1995
                                 -------------------------------------------------------------------------------
                                                                AVERAGE                                AVERAGE
                                     AVERAGE                    YIELD/        AVERAGE                  YIELD/
                                     BALANCE      INTEREST       COST         BALANCE     INTEREST      COST
                                 -------------- ------------- ----------- -------------- ----------- -----------
Assets:                                                       ($ In Thousands)
  Interest-earning assets:
    Real Estate Loans (1)              $608,032       $26,064       8.57%       $432,137     $19,532       9.04%
    Other loans                           5,413           235       8.68           3,691         164       8.89
    Mortgage-backed securities (2)      234,210         8,013       6.84          90,096       3,007       6.68
    Investment securities (2) (3)       250,135         7,803       6.16          99,164       2,908       5.87
    Federal funds sold                   47,415         1,334       5.63          23,358         665       5.69
                                 -------------- -------------             -------------- -----------

    Total interest-earning            1,145,205       $43,449       7.59%       $648,446     $26,276       8.10
     assets
    Non-interest earning assets          65,608       =======                     18,150      ======
                                 --------------                           --------------

Total assets                         $1,210,813                                  666,596
                                       ========                                 ========
Liabilities and Equity:
  Interest-bearing liabilities:
    NOW, Super Now and money
      market accounts                   $58,377          $785       2.69%        $30,844        $321       2.08%
    Savings accounts                    352,698         4,320       2.45         231,539       2,905       2.51
    Certificates of deposit             503,798        14,192       5.63         284,049       8,220       5.79
    Mortgagors' escrow                    3,716            38       2.05           3,428          35       2.04
    Borrowed Funds                       34,592           980       5.67          17,795         505       5.68
                                 -------------- -------------             -------------- -----------

Total interest-bearing                  953,181       $20,315       4.26%       $567,655     $11,986       4.22%
 liabilities                     --------------       =======             --------------      ======
  Checking accounts                      27,027                                   11,288
  Other non-interest-bearing             16,407                                    8,744
liabilities
                                 --------------                           --------------

      Total liabilities                 996,615                                  587,687
  Stockholders' equity                  214,198                                   78,909
                                 --------------                           --------------

      Total liabilities and
stockholders'                        $1,210,813                                 $666,596
         equity
                                       ========                                 ========
Net interest income/interest
rate spread (4)                                       $23,234       3.33%                    $14,290       3.88%
                                                      =======                                =======
Net interest-earning assets/net
interest margin (5)                    $192,024                     4.04%        $80,791                   4.41%
                                       ========                                 ========
Ratio of interest-earning assets
to interest-bearing liabilities                                   120.15%                                114.23%

(1) In computing the average balance of loans, non-accrual loans have been included.
(2) Includes securities classified "available for sale."
(2) The average yield on investment securities during the six months ended December 31, 1996 and 1995 have been adjusted to reflect capital gains distributions of $208 and $272 in December 31, 1996 and December 31, 1995 respectively, which are non-recurring and therefore were not annualized.
(4) Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

RATE/VOLUME ANALYSIS

                                                  THREE MONTHS ENDED
                                                   DECEMBER 31, 1996
                                                     COMPARED TO
                                                  THREE MONTHS ENDED
                                                  DECEMBER 31, 1995
                                                 INCREASE/(DECREASE)
                                                        DUE TO

                                       VOLUME             RATE            TOTAL
                                  _______________    _____________     ___________
  Interest-earning assets:
    Real Estate Loans                      $7,745         $(1,213)          $6,532
    Other loans                                76              (5)              71
    Mortgage-backed securities              4,870             136            5,006
    Investment securities                   4,589             306            4,895
    Federal funds sold                        681             (12)             669
                                  ---------------    -------------     -----------
Total                                     $17,961           $(788)         $17,173
                                         ========          =======          ======
  Interest-bearing liabilities:
    NOW, Super Now and money market          $329             135             $464
accounts
    Savings accounts                        1,502             (87)           1,415
    Certificates of deposit                 6,275            (303)           5,972
    Mortgagors' escrow                          3              -                 3
    Borrowed Funds                            477              (2)             475
                                    -------------    -------------     -----------
  Total                                     8,586            (257)           8,329
                                         ========          =======          ======
Net change in net interest income          $9,375           $(531)          $8,844
                                         ========          =======          ======

INTEREST INCOME. Interest income for the six months ended December 31, 1996 was $43.4 million, an increase of $17.1 million, or 65.4%, from $26.3 million during the six months ended December 31, 1995. The largest components contributing to this increase in interest income were interest income on real estate loans, investment securities, and mortgage-backed securities, which increased by $6.5 million, $4.9 million, and $5.0 million, respectively. The increase in interest income on real-estate loans was attributable to an increase in the average balance resulting from the acquisition of $113.1 million of loans from Conestoga on June 26, 1996, and an additional increase in loans of $87.9 during the twelve months ended December 31, 1996 resulting from originations net of amortization and satisfactions. Offsetting the effects of this increase was a decline of 47 basis points in the average yield on real-estate loans during the six months ended December 31, 1996 compared to the comparable six months in 1995, resulting primarily from the yield on real estate loans acquired from Conestoga, whose average yield upon acquisition was approximately 120 basis points below the average yield on the Bank's existing portfolio, and, to a lesser degree, from lower yields on newly originated multi-family and non-residential loans compared to the yield on loans satisfied during the six months. The increases in interest income on investment securities and mortgage-backed securities were attributable primarily to increases in average balances during the six months ended December 31, 1996 compared to the six months ended December 31, 1995. These increases were attributable to the acquisition of $170.8 million and $124.4 million of investment securities and mortgage-backed securities, respectively, from Conestoga. In addition, the average yield on investment and mortgage-backed securities increased by 29 basis points and 16 basis points, respectively, during the six months ended December 31, 1996 compared to the six months ended December 31, 1995. The increases in yields resulted primarily from higher yields on securities acquired or repricing during the twelve months ended December 31, 1996. During the six months ended December 31, 1996 and 1995, the Company received annual capital gains distributions totaling $208,000 and $272,000 respectively on its investments in marketable equity securities. These capital gain distributions, recorded as interest income, increase the overall yield on investments during the six months ended
December 31, 1996 and 1995. In calculating the Company's net interest spread and net interest margin during the six months ended December 31, 1996 and 1995, these distributions have been treated as non-recurring and have been excluded from annualized income.

INTEREST EXPENSE. Interest expense increased $8.3 million, or 69.5%, to $20.3 million during the six months ended December 31, 1996 from $12.0 million during the six months ended December 31, 1995. This increase resulted primarily from increases of $6.0 million, $1.4 million and $464,000 in interest expense on Certificate of Deposit accounts, Savings accounts and NOW, SuperNOW and Money Market accounts, respectively. The increases in interest expense on Certificate of Deposit accounts and Savings accounts resulted from increased average balances during the six months ended December 31, 1996 compared to the six months ended December 31, 1995. The acquisition of $216.3 million and $129.2 million of Certificate of Deposit accounts and Savings accounts, respectively, from Conestoga contributed significantly to these average balance increases. Offsetting the increase in interest expense created from the growth in average balances, was the decrease in average cost on Certificate of
Deposit  accounts  and  passbook  accounts of 16 basis points and  6  basis points, respectively. During the six months ended December 31, 1996, management's overall deposit pricing strategy resulted in a decrease in passbook rates which produced a lower overall cost on these deposits. Certificate of deposits costs declined due to reduced rates offered on Certificate of deposit accounts renewed or originated during 1996 compared to existing accounts maturing. The increase in interest expense on NOW, SuperNOW and Money Market accounts resulted from increases of $27.5 million and 61 basis points in average balance and average cost, respectively, during the six months ended December 31, 1996 compared to the six months ended December 31, 1995. The increase in average balance and average cost on NOW, SuperNOW and Money Market accounts resulted primarily from $31.8 million of such accounts acquired from Conestoga and increased rates offered on money market accounts, the largest component of these accounts, of approximately 60 basis points during the six months ended December 31, 1996 compared to the six months ended December 31, 1995.

In addition, interest expense on borrowed funds increased $475,000 during the six months ended December 31, 1996 compared to the six months ended December 31, 1995. This increase resulted from an increase in average balance on borrowings of $16.8 million as the Company utilized these borrowings to leverage capital and provide additional earnings.

PROVISION FOR LOAN LOSSES. The Provision for Loan Losses increased $1,150,000, or 121%, to $2,100,000 for the six months ended December 31, 1996 from $950,000 for the six months ended December 31, 1995. The Allowance for loan losses increased by $1,079,000 during the six months ended December 31, 1996 as the loan loss provision of $2,100,000 was offset by net charge-offs of $1,021,000. While the allowance for loan losses increased, non-performing loans declined from $6.6 million at June 30, 1996 to $2.9 million at December 31, 1996. The allowance for loan losses as a percentage of non-performing loans and total loans was 303.14% and 1.39% respectively at December 31, 1996, compared to 119.25% and 1.34%, respectively, at June 30, 1996. In management's judgment, it was prudent to continue the loan loss provision, to supplement the loan loss allowance, based upon the Bank's growing volume of multi-family loan originations, the composition of its loan portfolio and the Bank's recent charge-off experience. See "Asset Quality."

NON-INTEREST INCOME. Non-interest income increased $1.2 million to $1.8 million during the six months ended December 31, 1996 compared to $601,000 during the six months ended December 31, 1995. This increase was attributable primarily to increases of $522,000 and $362,000 in service charges and other fees, and other income, respectively. Contributing to the increase in service charge and other fee income were increases of $181,000 related to safe deposit boxes, $117,000 related to the Bank's funding of official checks and customer money orders and $147,000 related to deposit account activities. The increase in other income was attributable primarily to rental income of $126,000 received from retail and other commercial premises acquired from Conestoga. Also contributing to the increase in other income were increases of $72,000, $74,000 and $110,000 on Federal Home Loan Bank of New York capital stock dividend income, late charges on mortgage loans, and loan prepayment penalty income, respectively.

In addition, the Bank recorded net gains on sales and calls of securities and other assets of $171,000 during the six months ended December 31, 1996 compared to a net loss of $81,000 on this activity during the six months ended December 31, 1995, an aggregate increase of $252,000. The largest component of this change were sales and call activity related to investment securities which produced a net gain of $99,000 during the six months ended December 31, 1996 compared to a net loss of $139,000 during the six months ended December 31, 1995. Neither the Company nor the Bank engage in securities trading activity. Security sales are periodic events which are made in response to management's ongoing review of the investment securities portfolio in relation to other investment alternatives.

NON-INTEREST EXPENSE. Non-interest expense increased $7.3 million to $13.7 million during the six months ended December 31, 1996 from $6.4 million during the six months ended December 31, 1995. The largest component of this increase was a total increase of $2.2 million in federal deposit insurance premiums. During the six months ended December 31, 1995, the Bank received a refund of $319,000 related to its insurance expense on deposits which were insured by the the FDIC, which reduced its federal deposit insurance premium expense for the period to $63,000. During the six months ended December 31, 1995, virtually all of the Bank's deposits were insured by the BIF. As a result of the Acquisition of Pioneer the Bank acquired $394.3 million in deposits which were insured by the SAIF. The Bank paid higher assessment rates on these deposits during the three months ended September 30, 1996. In addition, the Bank was required to pay $2.0 million, before taxes, related to the SAIF Special Assessment during the three months ended September 30, 1996 on all of its SAIF deposits, which was primarily comprised of the deposits obtained from Pioneer. As a result of the recapitalization of SAIF, the Bank, which currently has a BIF/SAIF deposit ratio of 54/46, expects to save, through reduced FDIC premium rates, approximately $165,000 per quarter beginning January 1, 1997, based upon current deposit levels.

The Company also incurred increased salary and employee benefits expense, occupancy and equipment expense, data processing costs, and other operating expenses of $1.1 million, $768,000, $213,000, and $967,000, respectively, resulting from both the recent acquisition of Conestoga and operations as a public company. The increase in other operating expenses would otherwise have been larger except for non-recurring refunds totaling $296,000 received during the six months ended December 31, 1996 related to outstanding asset claims of the Bank in connection with Nationar, a failed check-clearing and trust company. These four expense items, exclusive of the effects of the refunds received on Nationar claims, declined, in the aggregate, by 14.5% as a percentage of average assets during the six months ended December 31, 1996 compared to the six months ended December 31, 1995.

Overall, non-interest expense as a percentage of average assets, exclusive of the effects of the SAIF special assessment and refund of claims with Nationar, increased slightly to 1.98% for the six months ended December 31, 1996 from 1.92% for the six months ended December 31, 1995.

In addition, during the six months ended December 31, 1996, the Bank incurred expenses of $824,000 related to ESOP benefits and $1.2 million related to goodwill amortization resulting from its acquisition of Conestoga. These expenses were not recorded during the six months ended December 31, 1995, since, as of December 31, 1995, the Bank had not completed its initial public offering (whereby the ESOP began operations) nor its acquisition of Conestoga (whereby goodwill was generated).

INCOME TAX EXPENSE. Income tax expense, exclusive of the recovery of income taxes previously recorded, totaled $4.8 million during the six months ended December 31, 1996 compared to $3.4 million during the six months ended December 31, 1995, an increase of $1.4 million. This increase was attributable to both an increase of $1.6 million in pre-tax income and an increase in the effective tax rate from 45.7% for the six months ended December 31, 1995 to 52.6% for the six months ended December 31, 1996. The increased effective tax rate during the six months ended December 31, 1996 resulted primarily from the acquisition of Conestoga being accounted for as a tax-free transaction, resulting in the Company receiving no tax benefit for goodwill expense. In addition, the Company received no tax deduction for $209,000 of ESOP benefit expense related to the excess of the average fair market value of the Company's stock during the quarter ended December 31, 1996 over the original purchase price of the stock by the ESOP. Excluding the effects of these items, the effective tax rate for the six months ended December 31, 1996 was 45.6%.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 4, 1995, a purported class action complaint was filed in the Delaware Chancery Court, New Castle County, on behalf of the stockholders of Conestoga by Jeffrey Simon (''Plaintiff'') against Conestoga, each of the members of the Conestoga Board, and the Bank. By stipulation dated January 16, 1997, the Plaintiff voluntary dismissed the case without prejudice.

On December 5, 1996, Dime Bancorp, Inc. and its wholly-owned subsidiary, Dime Savings Bank of New York, FSB (together "Dime of New York,") filed a complaint in the United States District Court, Southern District of New
York against the Company and the Bank. Dime of New York alleges violations of New York State and federal trademark law and unfair competition law. Dime of New York seeks injunctive relief in the form of an order requiring the Bank to use its full name with identical type-size and type-style in marketing and advertising materials, or in the alternative requiring the Bank to change its name, due to alleged inequitable conduct. The complaint also seeks an order requiring the Company to change its corporate name and change its Nasdaq Stock Market trading symbol "DIME." Dime of New York does not seek monetary damages.

The  Company  and  the  Bank   have   answered   the  complaint  and  filed
counterclaims in which they seek to enjoin the Dime of New York from employing service marks that are confusingly similar to the Company's and the Bank's service marks. The action is in the preliminary stages of discovery. The Company and the Bank intend to defend vigorously these claims made against them and pursue their counterclaims.

The Bank is involved in various legal actions arising in the ordinary course its business which, in the aggregate, involve amounts which are believed to be immaterial to the financial condiditon and results of operations of the Bank.

ITEM 2.    CHANGES IN SECURITIES

     None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (c) The Company's Annual Meeting of Shareholders was held on December 17, 1996.

     (b)   Not applicable.

     ( c ) The following is a summary of the matters voted upon at the meeting and the votes obtained:

                                                       VOTES                          VOTES          BROKER
DESCRIPTION                         VOTES FOR         AGAINST     ABSTENTIONS        WITHHELD       NON-VOTES
1)  Election of the following
individuals as Director for a
term of three years:
     Vincent F. Palagiano          12,491,254             -0-             -0-          97,426             -0-
     George L. Clark, Jr.          12,492,701             -0-             -0-          95,979             -0-
     Steven D. Cohn                12,460,801             -0-             -0-         127,879             -0-
     Joseph H. Farrell             12,474,454             -0-             -0-         114,226             -0-
     John J. Flynn                 12,468,954             -0-             -0-         119,726             -0-
2)   Ratification of the Dime
Community  Bancorp, Inc. 1996
Stock Option Plan for Outside
Directors,    Officers    and
Employees                           8,626,738         799,652          89,435             -0-       2,972,855
3)    Ratification   of   the
Recognition   and   Retention
Plan  for  Outside Directors,
Officers  and   Employees  of
Dime Community Bancorp, Inc.        8,046,387       1,388,099         181,344             -0-       2,972,850
4)    Ratification   of   the
appointment   of  Deloitte  &
Touche   LLP   to   act    as
independent  auditors for the
Company for the  fiscal  year
ended June 30, 1997                12,449,195          67,524          71,961             -0-             -0-

     (d) Not applicable.

ITEM 5.     OTHER INFORMATION

     On February 10, 1997, the Company received approval from the Office of Thrift Supervision ("OTS") to repurchase, into treasury stock, up to 1,454,750 shares, or 10%, of its outstanding common stock (the "Repurchase Program"). The Repurchase Program is expected to commence on, or after, February 13, 1997 and is scheduled to expire on June 26, 1997, the one-year anniversary of the Bank's conversion to stock form. All shares acquired for the Repurchase Program will be purchased in open market transactions.

The Repurchase Program will be executed in addition to the purchase of 581,900 shares, or 4%, of the Company's common stock by the Recognition and Retention Plan ("RRP"), which was approved by the shareholders at the Company's recent Annual meeting. See "Item 4 - Submission of Matters to a Vote of Security Holders." On February 10, 1997, the Company filed notice with the OTS of the RRP's intention to purchase shares of the Company's common stock, which purchases are permitted to commence on February 20, 1997. Shares acquired for the RRP will be purchased by an independent trustee in either open market or privately negotiated transactions.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

 (A)   EXHIBITS
        Exhibit 3(ii).  Amended and Restated bylaws of Dime Community
                        Bancorp, Inc.
        Exhibit 27.  Financial Data Schedule (included only with EDGAR filing).

     (B)   REPORTS ON FORM 8-K

           None.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                 Dime Community Bancorp, Inc.


Dated:  February 14, 1997             By: /s/ Vincent F. Palagiano
                                      -------------------------------------
-----------------------
                                      Vincent F. Palagiano
                                      Chairman of the Board and
                                       Chief Executive Officer





Dated:  February 14, 1997             By: /s/ Kenneth J. Mahon
                                      -------------------------------------
----------------------
                                      Kenneth J. Mahon
                                      Executive Vice President and
                                       Chief Financial Officer