Form 10-Q
period 1997-03-31
DIME COMMUNITY BANCORP INC
filed 1997-05-14
CIK 1005409

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

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
(1)  YES  X    NO ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASSES OF COMMON STOCK     NUMBER OF SHARES OUTSTANDING, APRIL 30, 1997

           $.01 Par Value                        13,125,900

                                                          PART I - FINANCIAL INFORMATION
                                                                                          PAGE
Item 1.         Financial Statements
                Consolidated  Statements  of  Condition  at  March 31, 1997
                (Unaudited) and June 30, 1996                                                3
                Consolidated Statements of Operations for the Three and Nine
                months Ended March 31, 1997 and 1996 (Unaudited)                             4
                Consolidated Statements of Changes in Stockholders' Equity
                for the Nine months Ended March 31, 1997 (Unaudited)                         5
                Consolidated  Statements of Cash Flows for the Nine months
                Ended March 31, 1997 and 1996 (Unaudited)                                    6
                Notes to Consolidated Financial Statements (Unaudited)                    7-10
Item 2.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                11-26
Item 3.         Quantitative and Qualitative Disclosure About Market Risk                   26

                                                          PART II - OTHER INFORMATION
Item 1.         Legal Proceedings                                                           26
Item 2.         Changes in Securities                                                       26
Item 3.         Defaults Upon Senior Securities                                             27
Item 4.         Submission of Matters to a Vote of Security Holders                         27
Item 5.         Other Information                                                           27
Item 6.         Exhibits and Reports on Form 8-K                                            27
                Signatures                                                                  28
                Exhibits                                                                    29

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

                  DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                          March 31,
                                                                                              1997                    JUNE 30,
                                                                                          (UNAUDITED)                  1996
                                                                                    -------------------          ---------------
ASSETS:
Cash and due from banks                                                                        $14,053                  $17,055
Investment securities held to maturity (estimated market value of $97,679
 and $43,428 at March 31, 1997 and June 30, 1996, respectively)                                 97,814                   43,552
Investment securities available for sale:
Bonds and notes (amortized cost of $66,883 and $338,141 at March 31,
 1997 and June 30, 1996, respectively)                                                          66,971                  338,089
Marketable equity securities (historical cost of $3,044 and $2,982 at
 March 31, 1997 and June 30, 1996, respectively)                                                 3,452                    3,205
Mortgage backed securities held to maturity (estimated market value of
 $82,493 and $52,596 at March 31, 1997 and June 30, 1996, respectively)                         82,219                   52,580
Mortgage backed securities available for sale (amortized cost of $198,826
and $156,962 at March 31, 1997 and June 30, 1996, respectively)                                200,330                  157,361
Federal funds sold                                                                              30,818                  115,130
Loans:
    Real estate                                                                                676,850                  577,663
   Other loans                                                                                   5,801                    5,564
   Less: Allowance for loan losses                                                              (9,885)                  (7,812)
                                                                                    -------------------          ---------------
   Total loans, net                                                                            672,766                  575,415
                                                                                    -------------------          ---------------
Loans held for sale                                                                                167                      459
Premises and fixed assets                                                                       14,033                   14,399
Federal Home Loan Bank of New York Capital Stock                                                 8,322                    7,604
Other real estate owned, net                                                                     1,883                    1,946
Goodwill                                                                                        26,977                   28,438
Other assets                                                                                    17,469                   16,588
                                                                                    -------------------          ---------------
TOTAL ASSETS                                                                                $1,237,274               $1,371,821
                                                                                            ===========                =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Due to depositors                                                                             $962,270                 $950,114
Escrow and other deposits                                                                       20,050                  141,732
Securities sold under agreements to repurchase                                                  32,851                   11,998
Federal Home Loan Bank of New York advances                                                     20,710                   15,710
Payable for securities purchased                                                                    -                    33,994
Accrued postretirement benefit obligation                                                        2,498                    2,381
Other liabilities                                                                                8,145                    2,821
                                                                                    -------------------          ---------------
TOTAL LIABILITIES                                                                            1,046,524                1,158,750
                                                                                    -------------------          ---------------
STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par, 9,000,000 shares authorized,
   none outstanding at March 31, 1997 and June 30, 1996)                                            -                        -
Common stock ($0.01 par, 45,000,000 shares authorized, 13,125,900 and 14,547,500
   shares outstanding at March 31, 1997 and June 30, 1996, respectively)                           145                      145
ADDITIONAL PAID-IN CAPITAL                                                                     141,482                  141,240
UNALLOCATED COMMON STOCK OF EMPLOYEE STOCK OWNERSHIP PLAN                                      (10,618)                 (11,541)
UNEARNED COMMON STOCK OF RECOGNITION AND RETENTION PLAN                                         (6,792)                      -
TREASURY STOCK, AT COST (1,421,600 SHARES AT MARCH 31, 1997, NONE AT JUNE                      (27,125)                      -
30, 1996)
RETAINED EARNINGS (SUBSTANTIALLY RESTRICTED)                                                    92,577                   82,916
UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE, NET OF DEFERRED TAXES                          1,081                      311
                                                                                    -------------------          ---------------
TOTAL STOCKHOLDERS' EQUITY                                                                     190,750                  213,071
                                                                                    -------------------          ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $1,237,274               $1,371,821
                                                                                            ===========                =========

See notes to consolidated financial statements

DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                 FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                                    ENDED MARCH 31,                     ENDED MARCH 31,
                                                              1997                 1996             1997                1996
                                                          ------------        ------------     ------------       ------------
INTEREST INCOME:
Loans secured by real estate                                    $13,860             $9,862           $39,924           $29,394
Other loans                                                         111                 85               346               249
Investment securities                                             3,115              1,246            10,918             4,154
Mortgage-backed securities                                        4,652              1,484            12,665             4,491
Federal funds sold                                                  587                297             1,921               962
                                                           ------------        ------------     ------------       ------------
   TOTAL INTEREST  INCOME                                        22,325             12,974            65,774            39,250
                                                           ------------        ------------     ------------       ------------
INTEREST EXPENSE:
Deposits  and escrow                                              9,493              5,554            28,828            17,035
Borrowed funds                                                      716                249             1,696               754
                                                           ------------        ------------     ------------       ------------
   TOTAL INTEREST EXPENSE                                        10,209              5,803            30,524            17,789
      NET INTEREST INCOME                                        12,116              7,171            35,250            21,461
PROVISION FOR LOAN LOSSES                                         1,050                900             3,150             1,850
                                                           ------------        ------------     ------------       ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              11,066              6,271            32,100            19,611
                                                           ------------        ------------     ------------       ------------
NON-INTEREST INCOME:
Service charges and other fees                                      479                245             1,419               662
Net gain (loss) on sales and redemptions of
securities and other assets                                          18                 27               189               (54)
Net gain (loss) on sales of loans                                    14                 (5)              108                17
Other                                                               270                112               874               355
                                                           ------------        ------------     ------------       ------------
   TOTAL NON-INTEREST INCOME                                        781                379             2,590               980
                                                           ------------        ------------     ------------       ------------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                    2,427              1,993             7,095             5,534
ESOP and RRP compensation expense                                   892                 -              1,716                -
Occupancy and equipment                                             766                469             2,334             1,269
SAIF special assessment                                              -                  -              2,032                -
Federal deposit insurance premiums                                   86                 23               337                86
Data processing costs                                               305                146               764               392
Provision for losses on other real estate owned                      97                178               364               428
Goodwill amortization                                               600                 -              1,800                -
Other                                                             1,568              1,092             4,035             2,592
                                                           ------------        ------------     ------------       ------------
   TOTAL NON-INTEREST EXPENSE                                     6,741              3,901            20,477            10,301
                                                           ------------        ------------     ------------       ------------
      INCOME BEFORE INCOME TAXES AND CUMULATIVE
      EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                    5,106              2,749            14,213            10,290
INCOME TAX EXPENSE                                                1,608              1,266             4,552             4,713
                                                           ------------        ------------     ------------       ------------
      INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE                                        3,498              1,483             9,661             5,577
CUMULATIVE EFFECT ON PRIOR YEARS OF  CHANGING TO A
   DIFFERENT METHOD OF ACCOUNTING FOR:
   POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                       -                  -                 -             (1,032)
                                                           ------------        ------------     ------------       ------------
        NET INCOME                                               $3,498             $1,483            $9,661            $4,545
                                                                =======             =======          =======            =======
EARNINGS PER SHARE:
   PRIMARY                                                        $0.26                 N/A            $0.73                N/A
                                                                =======             =======          =======            =======
   FULLY DILUTED                                                  $0.26                 N/A            $0.72                N/A
                                                                =======             =======          =======            =======

See notes to consolidated financial statements

DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES
 IN STOCKHOLDERS' EQUITY (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                   FOR THE NINE
                                                                   MONTHS ENDED
                                                                   MARCH 31, 1997
                                                                 -------------------

COMMON STOCK (PAR VALUE $0.01):
Balance at beginning of period                                               $  145
                                                                 -------------------
Balance at end of period                                                        145
                                                                 -------------------
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period                                              141,240
Cost of issuance of common stock                                               (190)
Amortization of excess fair value over cost - ESOP stock                        432
                                                                 -------------------
Balance at end of period                                                    141,482
                                                                 -------------------
EMPLOYEE STOCK OWNERSHIP PLAN:
Balance at beginning of period                                              (11,541)
Amortization of earned portion of ESOP stock                                    923
                                                                 -------------------
Balance at end of period                                                    (10,618)
                                                                 -------------------
RECOGNITION AND RETENTION PLAN:
Balance at beginning of period                                                   -
Common stock acquired by RRP                                                 (7,154)
Amortization of earned portion of RRP stock                                     362
                                                                 -------------------
Balance at end of period                                                     (6,792)
                                                                 -------------------
TREASURY STOCK:
Balance at beginning of period                                                   -
Purchase of 1,421,600 shares, at cost                                       (27,125)
                                                                 -------------------
Balance at end of period                                                    (27,125)
                                                                 -------------------
RETAINED EARNINGS:
Balance at beginning of period                                               82,916
Net income for the period                                                     9,661
                                                                 -------------------
Balance at end of period                                                     92,577
                                                                 -------------------
UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE, NET:
Balance at beginning of period                                                  311
Change in unrealized gain on securities available for sale
   during the period, net of deferred taxes                                     770
                                                                 -------------------
Balance at end of period                                                     $1,081
                                                                 -------------------

See notes to consolidated financial statements

DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   FOR THE NINE MONTHS
                                                                                                     ENDED MARCH 31,
                                                                                               1997                   1996
                                                                                         --------------------     -----------------
                                                                                                        ($ In THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                     $       9,661          $      4,545
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net (gain) loss on investment and mortgage backed securities sold                                       (110)                  164
Net gain on investment and mortgage backed securities called                                              -                    (56)
Net gain on sale of other assets                                                                         (19)                   -
Net gain on sale of loans held for sale                                                                 (108)                  (17)
Net depreciation and amortization (accretion)                                                         (1,112)                  563
ESOP and RRP compensation expense                                                                      1,716                    -
Provision for loan losses                                                                              3,150                 1,850
Goodwill amortization                                                                                  1,800                    -
Decrease (increase) in loans held for sale                                                               400                  (314)
(Increase) decrease in other assets and other real estate owned                                       (1,476)                  898
Increase in accrued postretirement benefit obligation                                                    117                 2,080
Decrease in payable for securities purchased                                                         (33,994)                   -
Increase in other liabilities                                                                          5,324                 1,279
                                                                                         --------------------     -----------------
Net cash (used in) provided by Operating Activities                                                  (14,651)               10,992
                                                                                         --------------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in Federal funds sold                                                         84,312                (6,438)
Proceeds from maturities of investment securities held to maturity                                    17,035                 3,035
Proceeds from maturities of investment securities available for sale                                 342,460                64,490
Proceeds from calls of investment securities held to maturity                                             -                  9,056
Proceeds from calls of investment securities available for sale                                       25,000                 8,300
Proceeds from sale of investment securities available for sale                                        25,051                   500
Proceeds from sales of mortgage backed securities available for sale                                      -                  2,555
Purchases of investment securities held to maturity                                                  (71,244)              (14,525)
Purchases of investment securities available for sale                                               (119,127)              (63,543)
Purchases of mortgage backed securities held to maturity                                             (38,842)              (11,714)
Purchases of mortgage backed securities available for sale                                           (62,185)              (11,554)
Principal collected on mortgage backed securities held to maturity                                     9,039                 7,202
Principal collected on mortgage backed securities available for sale                                  20,286                11,315
Net increase in loans                                                                               (100,501)              (14,373)
Cash disbursed in acquisition of Conestoga Bancorp, net of cash acquired                                (339)                   -
Purchases of fixed assets                                                                               (436)                 (576)
Purchase of Federal Home Loan Bank stock                                                                (718)                 (123)
                                                                                         --------------------     -----------------
Net Cash provided by (used in) Investing Activities                                                  129,791               (16,393)
                                                                                         --------------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in Due to depositors                                                                     12,156                 6,185
Net decrease in escrow and other deposits                                                           (121,682)                 (594)
Proceeds from Federal Home Loan Bank of New York Advances                                              5,000                    -
Increase (decrease) in securities sold under agreements to repurchase                                 20,853                   (84)
Cash disbursed for expenses related to issuance of common stock                                         (190)                   -
Purchase of common stock by the Recognition and Retention Plan                                        (7,154)                   -
Purchase of treasury stock                                                                           (27,125)                   -
                                                                                         --------------------     -----------------
Net Cash (used in) provided by Financing Activities                                                 (118,142)                5,507
                                                                                         --------------------     -----------------
(DECREASE) INCREASE IN CASH AND DUE FROM BANKS                                                        (3,002)                  106
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                                          17,055                 6,807
                                                                                         --------------------     -----------------
CASH AND DUE FROM BANKS, END OF PERIOD                                                          $     14,053          $      6,913
                                                                                                  ===========             =========
                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes                                                                             5,317                 4,165
                                                                                                   ==========             =========
Cash paid for interest                                                                                30,490                17,822
                                                                                                   ==========             =========
Transfer of loans to Other real estate owned                                                           1,357                   436
                                                                                                   ==========             =========
Transfer of investment and mortgage backed securities held-to-maturity to available                       -                  3,300
for sale
                                                                                                   ==========             =========
Change in unrealized gain on available for sale securities, net of deferred taxes                        770                    24
                                                                                                   ==========             =========

See Notes to consolidated financial statements

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1.   NATURE OF OPERATIONS

Dime Community Bancorp, Inc. (the "Company") is a Delaware corporation organized in December, 1995 at the direction of the Board of Directors of The Dime Savings Bank of Williamsburgh (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion from mutual to stock form (the "Conversion") on June 26, 1996, in exchange for $76.4 million (54%) of the net proceeds of the offering of 14,547,500 shares of the Company's common stock (the "Offering"). Presently, the only significant assets of the Company are the capital stock of the Bank, the Company's loan to the ESOP, and investments of the net proceeds retained by the Company. A portion of the net proceeds retained by the Company were utilized to fund the repurchase of common stock into treasury. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of March 31, 1997, the results of operations for the three and nine months ended March 31, 1997 and 1996, cash flows for the nine months ended March 31, 1997 and 1996, and changes in stockholders' equity for the nine months ended March 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the information contained herein have been made. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended June 30, 1996 and notes thereto of the Company.

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

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

On August 20, 1996, Federal legislation was signed into law which repealed the reserve method of accounting for bad debts, including the percentage of taxable income method used by the Bank. This repeal is effective for the Bank's taxable year beginning January 1, 1996. In addition, the legislation requires the Bank to include in taxable income its bad debt reserves in excess of its base year reserve over a 6 to 8 year period depending upon the maintenance of certain loan origination levels. Since the percentage of taxable income method tax bad debt deduction and the corresponding increase in the tax bad debt reserve in excess of the base year have been treated as temporary differences pursuant to SFAS 109, this change in tax law will have no effect on the Company's future consolidated statement of operations.


On July 30, 1996, New York State (the "State") enacted legislation, effective January 1, 1996, which generally retains the percentage of taxable income method for computing allowable bad debt deductions and does not require the Bank to recapture into income State tax bad debt reserves unless one of the following events occur: 1) the Bank's retained earnings represented by the reserve is used for purposes other than to absorb losses from bad debts, including dividends in excess of the Bank's earnings and profits or distributions in liquidation or in redemption of stock; 2) the Bank fails to qualify as a thrift as provided by the State tax law, or 3) there is a change in state tax law. The Bank had a deferred tax liability of approximately $1.8 million recorded for the excess of State tax bad debt reserves over its reserve at December 31, 1987 in accordance with SFAS 109. In December, 1996 after evaluating the State tax legislation, as well as relevant accounting literature and industry practices, management of the Bank concluded that this liability was no longer required to be recorded, and recovered the full deferred tax liability. This recovery resulted in a reduction of income tax expense during the nine month period ended March 31, 1997 for the full amount of the recovered deferred tax liability.

On March 11, 1997, New York City enacted legislation, effective January 1, 1996, which conformed its tax law regarding bad debt deductions to New York State's tax law. As a result of this legislation, the Bank, in March, 1997, recovered a deferred tax liability of approximately $1.0 million previously recorded for the excess of New York City tax bad debt reserves over its base year reserve at December 31, 1987. This recovery resulted in a reduction of income tax expense during the three and nine month periods ended March 31, 1997 for the full amount of the recovered deferred tax liability.



4.   EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")


In accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans," ("SOP 93-6") issued by the American Institute of Certified Public Accountants, the Company recognizes compensation expense related to the ESOP during the period in which the shares become committed to be released to participants. The compensation expense is measured based upon the fair market value of the stock during the period, and, to the extent that the fair value of the shares committed to be released differs from the original cost of such shares, the difference is recorded as an adjustment to additional paid-in capital.

5.   TREASURY STOCK

During the three months ended March 31, 1997, the Company repurchased 1,421,600 shares of its common stock into treasury. The average price of the treasury shares acquired was $19.08 per share, and all shares have been recorded at the acquisition cost.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

6.   EARNINGS PER SHARE

Primary and fully diluted earnings per share for the three and nine-month periods ended March 31, 1997 are computed by dividing net income by the average number of common shares outstanding during the period, adjusted for common stock equivalents related to stock options granted. In accordance with SOP 93-6, unallocated ESOP shares are not included in average shares outstanding when calculating earnings per share. The average shares utilized for primary and fully diluted earnings per share were 13,227,232 and 13,315,563, respectively, for the three months ended March 31, 1997 and 13,265,740 and 13,373,849, respectively, for the nine months ended March 31, 1997. Earnings per share are not presented for the three and nine-month periods ended March 31, 1996 as they are not considered meaningful since the initial public offering of the Company's stock did not occur until June, 1996. See "Recently Adopted Accounting Standards" for a discussion of new standards for computing and presenting earnings per share.

7.   RECENTLY ADOPTED ACCOUNTING STANDARDS

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, ''Accounting for Stock-Based Compensation'' (''SFAS 123''). SFAS 123 applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price, except for employee stock ownership plans. SFAS 123 establishes a fair value based method of accounting for stock-based compensation arrangements with employees, as an alternative to the intrinsic value based method that is contained in Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123 encourages, but does not require, entities to adopt the new fair value method for purposes of preparing its basic financial statements. Entities that continue to use the APB 25 method for preparing basic financial statements are required to present pro forma net income and earnings per share information, in the notes to the financial statements, as if the fair value based method had been adopted.

The accounting requirements of SFAS 123 are effective for transactions entered into during fiscal years beginning after December 15, 1995. Prior to December 26, 1996, the Company had no equity instruments subject to the requirements of SFAS 123. On December 26, 1996, the Company granted 1,454,750 stock options to employees and outside directors. The Company has elected to continue to use the APB 25 method for preparing its financial statements, and will therefore include pro forma information in its audited financial statements for the fiscal year ended June 30, 1997. Therefore, the implementation of SFAS 123 will have no impact on the Company's reported financial condition or results of operations for the year ended June 30, 1997.

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

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

effective January 1, 1997. Adoption of these standards is not expected to have a material impact on the financial condition or results of operations of the Bank.

In February, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share'' ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share. SFAS 128 is applicable to all U.S. entities with publicly held common stock or potential common stock, and requires disclosure of basic earnings per share and diluted earnings per share, for entities with complex capital structures, on the face of the income statement, along with a reconciliation of the numerator and denominator of basic and diluted earnings per share. SFAS 128 replaces APB Opinion No. 15, issued by the American Institute of Certified Public Accountants in 1971, as the authoritative guidance for calculation and disclosure of earnings per share, but does not amend the provisions of SOP 93-6 related to the inclusion of allocated and unallocated ESOP shares when calculating average shares outstanding. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted, and restatement of prior periods is required. Basic and diluted earnings per share, if computed under the standards of SFAS 128, would have been $0.27 and $0.26, respectively, for the three months ended March 31, 1997 and $0.73 and $0.73, respectively, for the nine months ended March 31, 1997.

9.   SAVINGS ASSOCIATION INSURANCE FUND ("SAIF") SPECIAL ASSESSMENT

During the quarter ended September 30, 1996, the Bank was assessed a one-time special assessment of $2.0 million by the Federal Deposit Insurance Corporation ("FDIC") in order to recapitalize the SAIF. As a member of the Bank Insurance Fund ("BIF"), the Bank pays most of its deposit insurance assessments to the BIF. The SAIF primarily insures the deposits of savings and loan associations, but also insures the deposits acquired by a BIF-insured institution from a SAIF-insured institution. With the consummation of the acquisition (the "Acquisition") of Conestoga Bancorp, Inc. ("Conestoga"), the Bank acquired the deposits of Conestoga's wholly-owned subsidiary, Pioneer Savings Bank, FSB ("Pioneer"), a SAIF-insured thrift, which deposits totaled approximately $394.3 million at June 30, 1996. The Bank pays SAIF assessments with respect to the Pioneer deposits. In addition, the Bank pays SAIF assessments on deposits the Bank acquired in a prior branch acquisition. All SAIF-insured deposits acquired by the Bank qualified as "Oakar deposits," and were the basis for the one-time assessment, which was recorded in non-interest expense during the quarter ended September 30, 1996.

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

The primary business of the Company is the operation of its wholly-owned subsidiary, the Bank. In addition to directing, planning and coordinating the business activities of the Bank, the Company retained proceeds of $53.4 million in connection with the Conversion. A portion of these proceeds were utilized to fund the repurchase of common stock into treasury. The remaining proceeds retained are invested in federal funds, short-term, investment grade marketable securities and mortgage-backed securities. The Company also holds a note evidencing the loan that it made to the ESOP to purchase 8% of its common stock issued in the Conversion.

IMPACT OF RECENT LEGISLATION

DEPOSIT INSURANCE - SAIF RECAPITALIZATION. As a member of the Bank Insurance Fund ("BIF"), the Bank pays most of its deposit insurance assessments to the BIF. The Federal Deposit Insurance Corporation ("FDIC") also maintains another insurance fund, the Savings Association Insurance Fund ("SAIF"), which primarily insures the deposits of savings and loan associations, but also insures the deposits acquired by a BIF-insured institution from a SAIF-insured institution. With the consummation of the acquisition of Conestoga, the Bank acquired the deposits of Pioneer (the "Pioneer Deposits"), a member of the SAIF, which deposits totaled approximately $394.3 million at June 26, 1996. The Bank is now required to pay SAIF assessments with respect to the Pioneer Deposits. In addition, the Bank is required to pay SAIF assessments on all other Oakar Deposits.

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

In view of the recapitalization of the SAIF and consistent with certain requirements of the Funds Act, the FDIC announced, in December, 1996, a reduction in the rates for the semiannual assessment on SAIF-assessable deposits for periods beginning on October 1, 1996 to 0 to 27 basis points for the quarterly period beginning October 1, 1996, with the rate of 0 basis points applied to well-capitalized institutions in the top supervisory group, such as the Bank. This rate range was identical to the rates previously approved for BIF members. As a result of this ruling, the Bank, as a well-capitalized institution in the top supervisory group, incurred no assessment expense for deposit insurance during the three months ended December 31, 1996.

Based upon the above, as long as the Bank maintains its current regulatory status, the Bank will either not have to pay, or will pay substantially lower, regular SAIF assessments compared to those paid prior to and including the three months ended September 30, 1996, assuming that the designated reserve ratio of 1.25% is maintained by the SAIF after collection of the special assessment. During the three months ended December 31, 1996 and March 31, 1997, respectively, the Bank incurred no regular SAIF assessment expense.

In addition, the Funds Act expanded the assessment base for the payments on the FICO bonds to include, beginning January 1, 1997, the deposits of both BIF members and SAIF members. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for the FICO bonds on BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The rate of assessments for the FICO bonds beginning on January 1, 1997, will be $0.013 per $100 of BIF-assessable deposits and $0.0648 per $100 of SAIF-assessable deposits. During the three months ended March 31, 1997, the Bank incurred $86,000 of expense related to the FICO bond assessments, which has been included in Federal deposit insurance premium expense in the consolidated statement of operations.

The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the thrift charter. The Secretary of the Treasury is required to conduct a study of relevant factors with respect to the development of a common charter for all insured depository institutions and abolition of separate charters for banks and thrifts and to report the Secretary's conclusions and findings to the Congress. The Secretary's report was to be delivered on or before March 31, 1997, but has yet to be completed. Several bills have been introduced in Congress to eliminate the federal thrift charter, but no determination has been made as to the enactment of legislation with respect to the thrift charter.

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

On July 30, 1996, New York State (the "State") enacted legislation, effective January 1, 1996, which generally retains the percentage of taxable income method for computing allowable bad debt deductions and does not require the Bank to recapture into income State tax bad debt reserves unless one of the following events occur: 1) the Bank's retained earnings represented by the reserve is used for purposes other than to absorb losses from bad debts, including dividends in excess of the Bank's earnings and profits or distributions in liquidation or in redemption of stock; 2) the Bank fails to qualify as a thrift as provided by the State tax law, or 3) there is a change in state tax law. The Bank had a deferred tax liability of approximately $1.8 million recorded for the excess of State tax bad debt reserves over its reserve at December 31, 1987 in accordance with SFAS 109. In December, 1996 after evaluating the State tax legislation, as well as relevant accounting literature and industry practices, management of the Bank concluded that this liability was no longer required to be recorded, and recovered the full deferred tax liability. This recovery resulted in a reduction of income tax expense during the nine month period ended March 31, 1997 for the full amount of the recovered deferred tax liability.

On March 11, 1997, New York City enacted legislation, effective January 1, 1996, which conformed its tax law regarding bad debt deductions to New York State's tax law. As a result of this legislation, the Bank, in March, 1997, recovered a deferred tax liability of approximately $1.0 million previously recorded for the excess of New York City tax bad debt reserves over its base year reserve at December 31, 1987. This recovery resulted in a reduction of income tax expense during the three and nine month periods ended March 31, 1997 for the full amount of the recovered deferred tax liability.

SELECTED FINANCIAL RATIOS AND OTHER DATA

                                                               AT OR FOR THE                     AT OR FOR THE

                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                MARCH 31,                          March 31,
                                                            1997             1996             1997            1996
                                                                      ($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
PERFORMANCE RATIOS:
Return on average assets <F1> <F2>                           1.13%            0.89%            1.06%           1.11%
Cash basis return on average assets <F2> <F3>                1.51             0.89             1.38            1.11
Return on average stockholders' equity <F1> <F2>             6.52             7.30             6.01            9.33
Return on average tangible stockholders' equity              7.59             7.30             6.94            9.33
<F1> <F2>
Cash basis return on average stockholders'                   8.72             7.30             7.83            9.33
equity <F2> <F3>
Cash Basis Return on average tangible
     stockholders' equity <F2> <F3>                         10.16             7.30             9.04            9.33
Average stockholders' equity to average assets              17.36            12.15            17.58           11.94
Stockholders' equity to total assets at end of              15.42            12.07            15.42           12.07
period
Tangible equity to tangible assets at end of                13.45            11.97            13.45           11.97
period
Average interest rate spread                                 3.49             3.88             3.36            3.88
Net interest margin                                          4.19             4.41             4.07            4.41
Average interest-earning assets to average
    interest-bearing liabilities                           119.84           114.71           120.04          114.39
Non-interest expense to average assets <F1>                  2.18             2.33             2.24            2.06
Efficiency ratio <F1>                                       52.40            51.82            54.54           45.83
PER SHARE DATA:
Primary earnings per share <F1>                             $0.26              N/A            $0.73             N/A
Primary cash basis earnings per share <F3>                   0.35              N/A             0.95             N/A
Book value per share                                        14.53              N/A            14.53             N/A
Tangible book value per share                               12.39              N/A            12.39             N/A
ASSET QUALITY RATIOS AND OTHER DATA:
Total non-performing loans                                 $3,555           $5,614           $3,555          $5,614
Other real estate owned, net                               $1,883           $1,814           $1,883          $1,814
RATIOS:
Non-performing loans to total loans                          0.52%            1.27%            0.52%           1.27%
Non-performing loans and other real estate
   owned to total assets                                     0.44             1.10             0.44            1.10
Allowance for loan losses to:
  Non-performing loans                                     278.06           109.48           278.06          109.48
   Total loans                                               1.45             1.38             1.45            1.38
REGULATORY CAPITAL RATIOS: (BANK ONLY)
Tangible capital                                            10.45%           12.01%           10.45%          12.01%
Core capital                                                10.45            12.03            10.45           12.03
Risk-based capital                                          21.55            22.22            21.55           22.22

<F1>  CORE  EARNINGS  AND  RATIOS.   Excluding  the  effects of the SAIF Special
Assessment, and the recapture of income taxes previously provided, return on average assets, return on average stockholders' equity, return on average stockholders' equity, non-interest expense to average assets, the efficiency ratio and primary earnings per share would have been 0.80%, 4.59%, 5.34%, 2.18%, 52.40% and $0.19, respectively, for the three months ended March 31, 1997 and 0.86%, 4.90%, 5.66%, 2.02%, 49.13%, and $0.59, respectively, for the nine months ended March 31, 1997.

<F2> Income before cumulative  effect  of change in accounting principle is used to calculate return on average assets and return on average equity ratios.

<F3> CASH EARNINGS.  Excluding the effects  of  the SAIF Special Assessment, and
the  recapture  of  income taxes previously provided,   cash  basis  return  on
average assets, cash basis return on average stockholders' equity, cash basis return on average tangible stockholders' equity, and cash basis primary earnings per share would have been 1.18%, 6.80%, 7.91%, and $.28, respectively, for the three months ended March 31, 1997 and 1.18%, 6.72%, 7.76% and $0.81, respectively, for the nine months ended March 31, 1997.

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

The Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by Office of Thrift
Supervision regulations. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. At March 31, 1997, the Bank's liquidity ratio and short-term liquid asset ratios were 16.7% and 5.1%, respectively. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

The primary investing activities of the Bank are the origination of multi-family and single-family mortgage loans, and the purchase of mortgage-backed and other securities. During the nine months ended March 31, 1997, the Bank's loan originations totaled $176.3 million compared to $68.5 million for the nine months ended
March 31, 1996. Purchases of mortgage-backed and other securities totaled $291.4 million for the nine months ended March 31, 1997 compared to $101.3 million for the nine months ended March 31, 1996. These activities were funded primarily by principal repayments on loans and mortgage-backed securities and maturities of investment securities. Loan sales provided additional liquidity to the Bank, totaling $3.3 million for the nine months ended March 31, 1997.

Deposits  increased $12.2 million during the nine months
ended March  31,  1997.   The  Bank  experienced  a  net
increase  in total deposits of $395.3 million during the
fiscal year  ended June 30, 1996, attributable primarily
to the acquisition  of  $394.3  million in deposits from
Conestoga.  Deposit flows are affected  by  the level of
interest rates, the interest rates and products  offered
by local competitors, and other factors. Certificates of
deposit  which  are  scheduled to mature in one year  or
less from March 31, 1997  totaled $337.7 million.  Based
upon the Company's current  pricing strategy and deposit
retention  experience,  management   believes   that   a
significant portion of such deposits will remain with the Company.

On February 10, 1997, the Company received approval from
the OTS to repurchase, at the  discretion of management,
up  to  1,454,750 shares of the Company's  common  stock
(the  "Repurchase  Program").   The  Repurchase  Program
commenced  on  February  13,  1997  and  is scheduled to
expire on June 26, 1997, the one-year anniversary of the
Bank's  conversion  to  stock  form.   During the  three
months  ended  March  31, 1997, the Company  repurchased
1,421,600 shares under the Repurchase Program at an aggregate cost of $27.1 million.

The  Bank  closely  monitors its liquidity position on a
daily basis. Excess short-term  liquidity is invested in
overnight federal funds sales and  various  money market
investments.  In the event that the Bank should  require
funds beyond its  ability  to  generate them internally,
additional sources of funds are  available  through  the
use  of the Bank's $166.4 million borrowing limit at the
Federal Home Loan Bank of New York ("FHLBNY") . At March
31, 1997, the Bank had $46.6 million in short and medium
term borrowings  outstanding at the FHLBNY, comprised of
outstanding advances  of  $20.7  million  and securities
sold under agreement to repurchase agreements  of  $25.9
million, and an additional overall borrowing capacity from the FHLBNY of $119.8 million.

At March 31, 1997, the  Bank  was in compliance with all
applicable  regulatory  capital  requirements.  Tangible
capital  totaled  $123.4  million, or  10.45%  of  total
tangible  assets,  compared  to   a   1.50%   regulatory
requirement; core capital, at 10.45%, exceeded the required 3.0% regulatory minimum, and total risk-based capital, at 21.55% of risk weighted assets, exceeded the 8.0% regulatory requirement.

ASSET QUALITY

Non-performing  loans  totaled $3.6 million at March 31,
1997 as compared to $2.9  million  at  December 31, 1996
and $6.6 million at June 30, 1996. The Bank had 20 loans
totaling $1.0 million delinquent 60-89 days at March 31,
1997, as compared to 33 such delinquent  loans  totaling
$2.3  million  at  June  30,  1996.   This  decline  was
attributable to a decline of $1.2 million in real estate loans delinquent 60-89 days, as these loans improved to either current status or 30 days or less delinquent.

Under GAAP,  the Bank is required to account for certain
loan modifications  or restructurings as ''troubled-debt
restructurings.''  In   general,   the  modification  or
restructuring  of  a  debt constitutes  a  troubled-debt
restructuring if the Bank, for economic or legal reasons
related to the borrower's financial difficulties, grants
a concession to the borrower  that  the  Bank  would not
otherwise   consider.   Debt   restructurings   or  loan
modifications for a borrower do not necessarily always constitute troubled-debt restructurings, however, and troubled-debt restructurings do not necessarily result in non-accrual loans. The Bank had four loans classified as troubled-debt restructurings at March 31, 1997, totaling $4.7 million, and all are currently performing according to their restructured terms. The largest restructured debt, a $2.7 million loan secured by a mortgage on an underlying cooperative apartment building located in Forest Hills, New York, was originated in 1987. The loan was first restructured in 1988, and again in 1995.

The recorded investment in loans  for  which  impairment
has  been recognized under the guidance of Statement  of
Financial Accounting Standards No. 114 "Accounting for a
Creditor  for  Impairment  of  a Loan," ("SFAS 114") was
approximately  $4.3  million  as  of   March  31,  1997,
compared to $7.4 million at June 30, 1996.  The  average
balance of impaired loans was $4.9 million for the  nine
months  ended  March  31,  1997. The impaired portion of
these loans is represented by specific reserves totaling
$78,000 allocated within the  allowance  for loan losses
at March 31, 1997. At March 31, 1997, one  loan totaling
$2.7 million, was deemed impaired for which  no reserves
have  been  provided.   This loan, which is included  in
troubled-debt restructurings at March 31, 1997, has performed in accordance with the provisions of the restructuring agreement signed in October, 1995. The loan has been retained on accrual status at March 31, 1997. At March 31, 1997, approximately $1.8 million of one-to-four family and cooperative apartment loans on nonaccrual status are not deemed impaired under SFAS
114. All of these loans have outstanding balances less than $203,000, and are considered a homogeneous loan pool not covered by SFAS 114.

The following table sets forth information regarding the Bank's non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated.

                                                                   AT MARCH 31,           AT JUNE 30,
                                                                       1997                   1996
                                                                             ($ In Thousands)
NON-PERFORMING LOANS:                                          -------------------        ----------------
   One- to four-family                                                      $1,735                  $1,149
   Multi-family and underlying cooperative                                   1,196                   4,734
   Non-residential                                                              -                       -
   Cooperative apartment                                                       592                     668
   Other loans                                                                  32                      -
                                                                ------------------         ---------------
TOTAL NON-PERFORMING LOANS                                                   3,555                   6,551
TOTAL OREO                                                                   1,883                   1,946
                                                                 -----------------          --------------
TOTAL NON-PERFORMING ASSETS                                                 $5,438                  $8,497
                                                                        ==========                ========
TROUBLED-DEBT RESTRUCTURINGS                                                $4,671                  $4,671
TOTAL NON-PERFORMING ASSETS AND TROUBLED-DEBT                               10,109                  13,168
RESTRUCTURINGS
IMPAIRED LOANS                                                               4,347                   7,419
TOTAL NON-PERFORMING LOANS TO TOTAL LOANS                                     0.52%                   1.12%
TOTAL IMPAIRED LOANS TO TOTAL LOANS                                           0.64                    1.27
TOTAL NON-PERFORMING ASSETS TO TOTAL ASSETS <F1>                              0.44                    0.62
TOTAL NON-PERFORMING ASSETS AND TROUBLED-DEBT
RESTRUCTURINGS TO TOTAL ASSETS <F1>                                           0.82                    0.96

<F1>  Total non-performing assets to total assets
and total non-performing assets and troubled-debt restructurings to total assets were 0.68% and 1.06% at June 30, 1996 exclusive of the effects on the balance sheet at June 30, 1996 of the excess proceeds related to the oversubscription to the Company's initial public offering .

COMPARISON OF FINANCIAL CONDITION AT MARCH 31,
1997 AND JUNE 30, 1996

The Company's assets totaled $1.24 billion  at
March  31,  1997, a decrease of $134.5 million
from total assets of $1.37 billion at June 30,
1996.  The decrease  resulted  primarily  from
the refund, on July 1, 1996, of $131.1 million
in    excess    proceeds    related   to   the
oversubscription  to  the  Company's   initial
public    offering    (the   "oversubscription
refund"), which were included  in  Escrow  and
other   deposits   at   June   30,  1996.  The
oversubscription refund was paid  through  the
maturity  of  investment  securities available
for sale of $125.0 million  and  reduction  of
$6.1  million in federal funds sold. Excluding
the   oversubscription    refund,   investment
securities available for sale  declined $145.9
million during the nine months ended March 31,
1997.  A portion of this decline resulted from
the    utilization   of   matured   short-term
securities  to  fund  the repurchase of common
stock into treasury and the purchase of common
stock in connection with  the  Recognition and
Retention Plan.  The remainder of  the decline
resulted   from  the  replacement  of  matured
investment  securities   with   either  higher
yielding mortgage-backed securities or real estate loan originations.

Real estate  loans  and  loans  held  for sale
increased  $98.9 million to $677.0 million  at
March 31, 1997  compared  to $578.1 million at
June   30,   1996.   This  increase   resulted
primarily from  loan  originations  of  $176.3
million during the nine months ended March 31,
1997,  of  which  $169.3  million  were multi-
family  and  underlying  cooperative and  non-
residential    loans.    The    increase    in
originations resulted primarily from active local real estate sales during the nine months ended March 31, 1997.

Federal funds sold declined  $84.3  million to
$30.8  million  at March 31, 1997 from  $115.1
million  at  June  30,  1996.   Of  the  total
decline in federal funds  sold,  $6.1  million
was  utilized  in  the oversubscription refund
and $34.0 million was  utilized  to  fund  the
payment   of   the   payable   for  securities
purchased on July 1, 1996.  The  remainder  of
the   decrease   was  utilized  to  fund  loan
originations or security purchases.

The  decline in total  liabilities  of  $112.2
million during the nine months ended March 31,
1997 resulted  primarily  from  the payment of
the  $131.1  million oversubscription  refund,
which reduced  Escrow  and other deposits, and
the  payment  of  the payable  for  securities
purchased of $34.0  million.  Offsetting these
declines,  were increased  deposits  of  $12.2
million  and   increased  borrowings,  as  the
Company  undertook,  on  a  net  basis,  $20.9
million and $5.0 million, respectively, in additional Securities sold under agreement to repurchase transactions and FHLBNY advances during the nine months ended March 31, 1997.

The  Company's  Stockholders'  equity  totaled
$190.8  million at March 31, 1997, a reduction
0f $22.3  million  from $213.1 million at June
30,  1996.  The reduction  resulted  primarily
from  the  repurchase  of  common  stock  into
treasury  and  the purchase of common stock in
connection with  the Recognition and Retention
Plan  of  $27.1  million   and  $6.8  million,
respectively  during  the three  months  ended
March 31, 1997, which were offset by net income of $9.7 million recorded during the nine months ended March 31, 1997.


COMPARISON  OF  THE  OPERATING RESULTS FOR THE
THREE MONTHS ENDED  MARCH  31,  1997  AND 1996


GENERAL. Net income for the three months ended
March  31, 1997 was $3.5 million compared with
$1.5 million  for the three months ended March
31, 1996, an increase of $2.0 million.  During
the three months  ended  March  31,  1997, the
Company   recorded   a  one-time  recovery  of
previously recorded New  York  City income tax
expense  of  $1.0  million, which resulted  in
significantly lower income tax expense for the
three months ended March 31, 1997.  Net income
for the three months  ended  March  31,  1997,
excluding  this  one-time  recovery  was  $2.5
million, an increase of $981,000 above the comparable three months of the previous year.

The discussion of interest income  and expense
for the three months ended March 31,  1997 and
1996,  presented  below,  should  be  read  in
conjunction  with  the  following table, which
sets forth certain information relating to the
Company's    consolidated    statements     of
operations  for  the  three months ended March
31,  1997  and 1996 and reflects  the  average
yield   on  assets   and   average   cost   of
liabilities  for  the  periods indicated. Such
yields  and  costs  are  derived  by  dividing
income  or expense by the average  balance  of
assets or  liabilities,  respectively, for the
periods  shown. Average balances  are  derived
from average  daily  balances.  The yields and
costs   include   fees  which  are  considered
adjustments to yields.

                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                    --------------------------------------------------------------------------------
                                                      1997                                            1996
                                    --------------------------------------------------------------------------------
                                                                      AVERAGE                                AVERAGE
                                        AVERAGE                       YIELD/        AVERAGE                  YIELD/
                                        BALANCE       INTEREST         COST         BALANCE     INTEREST      COST
                                    --------------- -------------  ------------- ------------- ----------- -----------
Assets:
  Interest-earning assets:
    Real Estate Loans <F1>                 $649,021       $13,860         8.66%       $438,561      $9,862       8.99%
    Other loans                               5,460           111         8.24           2,923          85      11.63
    MORTGAGE-BACKED SECURITIES <F2>         279,780         4,652         6.74          90,735       1,484       6.54
    INVESTMENT SECURITIES <F2>              194,477         3,115         6.50          96,271       1,246       5.18
    FEDERAL FUNDS SOLD                       43,883           587         5.42          22,562         297       5.27
                                    --------------- -------------                ------------- -----------
      TOTAL INTEREST-EARNING ASSETS       1,172,621       $22,325         7.72%        651,052     $12,974       7.97%
                                    ---------------       =======                -------------      ======
        NON-INTEREST EARNING ASSETS          63,959                                     17,767
                                    ---------------                              -------------
TOTAL ASSETS                             $1,236,580                                   $668,819
                                          =========                                    =======
LIABILITIES AND STOCKHOLDERS'
EQUITY:
  INTEREST-BEARING LIABILITIES:
    NOW, SUPER NOW AND
       MONEY MARKET ACCOUNTS                $53,591          $319         2.41%        $30,531        $156       2.04%
    SAVINGS ACCOUNTS                        347,471         1,929         2.25         230,474       1,429       2.48
    CERTIFICATES OF DEPOSIT                 522,929         7,226         5.60         285,491       3,951       5.54
    MORTGAGORS' ESCROW                        3,395            19         2.27           3,344          18       2.15
    BORROWED FUNDS                           51,142           716         5.68          17,735         249       5.62
                                    --------------- -------------                ------------- -----------
TOTAL INTEREST-BEARING LIABILITIES          978,528       $10,209         4.23%        567,575      $5,803       4.09%
                                    ---------------       =======                -------------      ======
  CHECKING ACCOUNTS                          27,098                                     11,716
  OTHER NON-INTEREST-BEARING                 16,249                                      8,251
LIABILITIES
                                    ---------------                              -------------
      TOTAL LIABILITIES                   1,021,875                                    587,542
  STOCKHOLDERS' EQUITY                      214,705                                     81,277
                                    ---------------                              -------------
TOTAL LIABILITIES AND                    $1,236,580                                   $668,819
 STOCKHOLDERS' EQUITY                     =========                                    =======
NET INTEREST INCOME/ INTEREST RATE                        $12,116         3.49%                     $7,171       3.88%
SPREAD<F3>                                                =======                                   ======
NET INTEREST-EARNING ASSETS/NET
   INTEREST MARGIN <F4>                    $194,093                       4.19%        $83,477                   4.41%
                                          =========                                    =======
RATIO OF INTEREST-EARNING ASSETS
   TO INTEREST-BEARING LIABILITIES                                      119.84%                                114.71%

<F1> In computing the average balance of loans,non-accrual loans have been included.
<F2> Includes securities classified "available for sale."
<F3> Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
<F4> Net interest margin represents net interest income as a percentage of average interest-earning assets.

RATE/VOLUME ANALYSIS
                                                           THREE MONTHS ENDED
                                                             MARCH 31, 1997
                                                               COMPARED TO
                                                           THREE MONTHS ENDED
                                                              MARCH 31, 1996
                                                          INCREASE/ (DECREASE)
                                                                  DUE TO

                                                  VOLUME              RATE             TOTAL
                                               --------------      ------------     -------------
                                                                ( $ IN THOUSANDS)
  Interest-earning assets:
    Real Estate Loans                                  $4,512            $(514)            $3,998
    Other loans                                            62              (36)                26
    Mortgage-backed securities                          3,086               82              3,168
    Investment securities                               1,405              464              1,869
    Federal funds sold                                    279               11                290
                                               --------------      ------------      ------------
      Total                                            $9,344               $7             $9,351
                                                     ========           =======           =======
  Interest-bearing liabilities:
    NOW, Super Now and money market accounts             $126              $37               $163
    Savings accounts                                      673             (173)               500
    Certificates of deposit                             3,237               38              3,275
    Mortgagors' escrow                                     -                 1                  1
    Borrowed funds                                        463                4                467
                                               --------------      ------------      ------------
      Total                                             4,499              (93)             4,406
                                               --------------      ------------      ------------
Net change in net interest income                      $4,845             $100             $4,945
                                                     ========           =======           =======

INTEREST INCOME. Interest income for the three months ended March 31, 1997 was $22.3 million, an increase of $9.4 million from $12.9 million during the three months ended March 31, 1996. The largest components contributing to this increase in interest income were interest income on real estate loans, investment securities, and mortgage-backed securities, which increased by $4.0 million, $1.9 million, and $3.2 million, respectively. The increase in interest income on real-estate loans was attributable primarily to an increase of $210.5 million in the average balance of real estate loans, resulting from the acquisition of $113.1 million of loans from Conestoga on June 26, 1996, and loan originations of $176.3 million during the nine months ended March 31, 1997. The increases in interest income on investment securities and mortgage-backed securities were also attributable primarily to increases in average balances of $98.2 million and $189.0 million, respectively, during the three months ended March 31, 1997 compared to the three months ended March 31, 1996 . The acquisition of $170.8 million and $124.4 million of investment securities and mortgage-backed securities, respectively, from Conestoga, contributed significantly to these average balance increases. In addition, the average yield on investment securities and
mortgage-backed       securities increased  by  132 basis  points
and 20 basis points, respectively, during the three months ended March 31, 1997 compared to the three months ended March 31, 1996, contributing significantly to the increase in interest income. This increase in yields resulted primarily from higher yields on securities acquired or repricing during the nine months ended March 31, 1997, and the acquisition of higher yielding investment and mortgage-backed securities from Conestoga.

INTEREST EXPENSE. Interest expense increased $4.4 million, to $10.2 million during the three months ended March 31, 1997 from $5.8 million during the three months ended March 31, 1996. This increase resulted primarily from increases of $3.3 million, $500,000 and $467,000 in interest expense on

Certificate of Deposit accounts, Savings accounts and borrowed funds, respectively, which resulted from increased average balances of $237.4 million, $117.0 million and $33.4 million, respectively during the three months ended March 31,
1997 compared to the three months ended March 31, 1996. The acquisition of $216.3 million and $129.2 million of
Certificate of  Deposit accounts and       Savings      accounts,
respectively, from Conestoga contributed significantly to these average balance increases. Also contributing to the increase in interest expense was an increase of 14 basis points in the average cost of interest- bearing liabilities from 4.09% during the three months ended March 31, 1996 to 4.23% during the three months ended March 31, 1997.

PROVISION FOR LOAN LOSSES. The Provision for Loan Losses increased $150,000 to $1,050,000 for the three months ended March 31, 1997 from $900,000 for the three months ended March 31, 1996. The Allowance for loan losses increased to $9.9 million at March 31, 1997 from $8.9 million at December 31, 1996, as the loan loss provision of $1,050,000 was offset by net charge-offs of $56,000. Non- performing loans increased to $3.6 million during the three months ended March 31, 1997, from $2.9 million at December 31, 1996. In management's judgment, it was prudent to continue the loan loss provision to supplement the loan loss allowance, based upon the Bank's growing volume of multi-family loan originations, the composition of its loan portfolio and the recent
increase    in    non-performing loans.  See "Asset Quality."

NON-INTEREST INCOME. Non- interest income increased $402,000 to $781,000 during the three months ended March 31, 1997 compared to $379,000 during the three months ended March 31, 1996. This increase was attributable primarily to increases of $234,000 and $158,000 in service charges and other fees, and other income, respectively. The increase in service charges and other fees resulted primarily from increases in safe deposit box fee income and income related to deposit accounts attributable to the growth in deposits from the acquisition of Conestoga. The increase in other income was attributable primarily to increased rental income of $64,000 received from retail and other commercial premises acquired from Conestoga and increased dividend income of $45,000 on FHLBNY capital stock from the Bank's increased investment in FHLBNY capital stock, much of which was acquired from Conestoga.

NON-INTEREST   EXPENSE.     Non-interest  expense increased $2.8
million to $6.7 million during the three months ended March 31, 1997 from $3.9 million during the three months ended March 31, 1996. This increase resulted from increased salary and employee benefits, occupancy and equipment, data processing, and other operating expenses of $434,000, $297,000, $159,000, and $476,000, respectively, resulting from both the recent acquisition of Conestoga and operations as a public company. In addition, during the three months ended March 31, 1997, the Bank incurred compensation expense of $892,000 related to Employee Stock Ownership Plan ("ESOP") and Recognition and Retention Plan ("RRP") and goodwill amortization expense of $600,000 resulting from its acquisition of Conestoga. These
expenses   were   not   recorded during  the three  months  ended
March 31, 1996, since, as of March 31, 1996, the Bank had not completed its initial public offering (from which the ESOP and RRP were generated) nor its acquisition of Conestoga (from which goodwill was generated). Partially offsetting these increased expenses was a decrease of $81,000 related to
losses  on  other   real  estate owned,      resulting       from
management's periodic review of reserves established for losses on other real estate owned. Overall, non-interest expense was 2.18% of average assets for the three months ended March 31, 1997, compared to 2.33% for the three months ended March, 31, 1996.

INCOME TAX EXPENSE. Income tax expense, exclusive of the $1,034,000 recovery of New York City deferred liability pre-viously recorded, totaled $2.6 million during the three months ended March 31, 1997, compared to $1.2 million during the three months ended March 31, 1996, an increase of $1.4 million. This increase was attributable to both an increase of $2.4 million in pre-tax income and an increase in the effective tax rate from 46.1% for the three months ended March 31, 1996 to 51.7% for the three months ended March 31, 1997. The increased effective tax rate during the three months ended March 31, 1997 resulted primarily from the acquisition of Conestoga being accounted for as a tax-free transaction, resulting in the Company receiving no tax benefit for goodwill expense. In addition, the Company received no tax deduction for $223,000 of ESOP compensation expense related to the excess of the average fair market value of the Company's stock during the three months ended March 31, 1997 over the original purchase price of the stock by the ESOP. Excluding the effects of these items, the effective tax rate for the three months ended March 31, 1997 was

44.6%.  For a description of the $1,034,000  income tax recovery,
See     "Impact    of     Recent Legislation."

COMPARISON   OF   THE  OPERATING RESULTS  FOR  THE  NINE   MONTHS
ENDED MARCH 31, 1997 AND 1996

GENERAL. Net income for the nine months   ended  March  31,  1997
totaled $9.7 million compared to $4.5 million during the nine months ended March 31, 1996. Net income for the nine months
ended   March   31,   1997   was affected by the New  York  State
and New York City income tax recoveries of $1.8 million and $1.0 million, respectively, and the one-time special assessment of $1.1 million, after taxes, for the recapitalization of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") recorded during the quarter ended September 30, 1996. Net income for the nine months ended March 31, 1997, excluding these non-recurring items, was $7.9 million.

Also affecting the comparison of the nine months ended March 31, 1997 and 1996 was the Bank's adoption, on July 1, 1995 of Statement of Financial Accounting Standards No. 106, "Accounting for Post-Retirement Benefits Other than Pensions," whereby the Bank elected to record the full accumulated post-retirement medical benefit obligation upon adoption. Adoption of this standard resulted in a cumulative effect reduction of net income of approximately $1.0 million for the nine months ended March 31, 1996. Income before cumulative effect of change in accounting principles for the nine months ended March 31, 1996 was $5.6 million.

The discussion of interest income and expense for the nine months ended March 31, 1997 and 1996, presented below, should be read in conjunction with the following table, which sets forth certain information relating to the Company's consolidated statements of operations for the nine months ended March 31, 1997 and 1996 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                                         FOR THE NINE MONTHS ENDED MARCH 31,
                                 ----------------------------------------------------------------------------------
                                                    1997                                            1996
                                 ----------------------------------------------------------------------------------
                                                                 AVERAGE                                  AVERAGE
                                     AVERAGE                     YIELD/        AVERAGE                    YIELD/
                                     BALANCE      INTEREST        COST         BALANCE      INTEREST       COST
                                 -------------- -------------  ----------- --------------  -----------  -----------
                                                                     ($ IN THOUSANDS)
Assets:
 Interest-earning assets:
   Real Estate Loans <F1>              $621,504       $39,924       8.56%        $434,278      $29,394       9.02%
   Other loans                            5,428           346       8.49            3,435          249       9.67
   Mortgage-backed securities <F2>      249,179        12,665       6.77           90,309        4,491       6.63
   Investment securities <F2> <F3>      231,832        10,918       6.24           98,200        4,154       5.55
   Federal funds sold                    46,261         1,921       5.53           23,092          962       5.55
                                  -------------  ------------               -------------   ----------

   Total interest-earning assets      1,154,204       $65,774       7.59%        $649,314      $39,250       8.06%
     Non-interest earning assets         64,996       =======                      18,024      =======
                                  -------------                             -------------
Total assets                         $1,219,200                                   667,338
                                       ========                                  ========
Liabilities and Equity:
  Interest-bearing liabilities:
    NOW, Super Now and money
      market accounts                   $56,807        $1,104       2.59%         $30,740         $477       2.07%
    Savings accounts                    350,984         6,249       2.37          231,184        4,333       2.50
    Certificates of deposit             510,090        21,418       5.59          284,530       12,170       5.70
    Mortgagors' escrow                    3,612            57       2.10            3,400           55       2.16
    Borrowed Funds                       40,029         1,696       5.64           17,775          754       5.66
                                 -------------- -------------              --------------  -----------

     Total interest-bearing             961,522       $30,524       4.23%        $567,629      $17,789       4.18%
       liabilities               --------------       =======              --------------       ======
  Checking accounts                      27,050                                    11,430
  Other non-interest-bearing             16,352                                     8,580
       liabilities               --------------                            --------------
      Total liabilities               1,004,924                                   587,639
  Stockholders' equity                  214,276                                    79,699
                                 --------------                            --------------
      Total liabilities and
  Stockholders' equity               $1,219,200                                  $667,338
                                       ========                                  ========
Net interest income/interest
rate spread <F4>                                      $35,250       3.36%                      $21,461       3.88%
                                                      =======                                   ======
Net interest-earning assets/net
interest margin <F5>                   $192,682                     4.07%         $81,685                    4.41%
                                       ========                                  ========
Ratio of interest-earning assets
to interest-bearing liabilities                                   120.04%                                  114.39%

<F1> In computing the average balance of loans, non-accrual loanshave been included.
<F2> Includes securities classified "available for sale."
<F3> The average yield on investment securities during the nine months ended March 31, 1997 and 1996 have been adjusted to reflect capital gains distributions of $208 and $272 in December, 1996 and December 31, 1995 respectively, which are non-recurring andtherefore were not annualized.
<F4> Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
<F5> Net interest margin represents net interest income as a percentage of average interest-earning assets.

RATE/VOLUME ANALYSIS

                                                            NINE MONTHS ENDED
                                                              MARCH 31, 1997
                                                                COMPARED TO
                                                            NINE MONTHS ENDED
                                                              MARCH 31, 1996
                                                          INCREASE/ (DECREASE)
                                                                  DUE TO

                                                  VOLUME              RATE              TOTAL
                                               ---------------       -------------     -----------
                                                            ($ IN THOUSANDS)
  Interest-earning assets:
    Real Estate Loans                                  $12,357            $(1,827)         $10,530
    Other loans                                            136                (39)              97
    Mortgage-backed securities                           7,993                181            8,174
    Investment securities                                5,806                958            6,764
    Federal funds sold                                     964                 (5)             959
                                               ---------------       -------------     -----------
Total                                                  $27,256              $(732)         $26,524
                                                      ========             =======          ======
  Interest-bearing liabilities:
    NOW, Super Now and money market accounts              $457                170             $627
    Savings accounts                                     2,195               (279)           1,916
    Certificates of deposit                              9,570               (322)           9,248
    Mortgagors' escrow                                       4                 (2)               2
    Borrowed Funds                                         945                 (3)             942
                                               ---------------       -------------     -----------
  Total                                                 13,171               (436)          12,735
                                                      ========             =======          ======
Net change in net interest income                      $14,085              $(296)         $13,789
                                                      ========             =======          ======

Interest Income. Interest income   for   the   nine
months  ended  March  31, 1997  was  $65.8 million,
an  increase   of   $26.5 million     from    $39.3
million during  the  nine months  ended  March  31,
1996.      The    largest components   contributing
to   this   increase   in interest   income    were
interest  income  on real estate  loans, investment
securities, and mortgage-backed  securities,  which
increased     by    $10.5 million,   $6.8  million,
and     $8.2     million, respectively.         The
increase    in   interest income   on   real-estate
loans   was  attributable primarily  to an increase
of $187.2 million  in the average  balance  of real
estate  loans,  resulting from both the acquisition
of   $113.1  million   of loans  from  Conestoga on
June   26,   1996,    and originations   of  $176.3
million  during the  nine months  ended  March  31,
1997.  The  increases  in interest     income    on
investment  securities     and      mortgage-backed
securities    were   also attributable primarily to
increases    in   average balances     of    $133.6
million     and    $158.9 million,    respectively,
during  the  nine  months ended   March  31,   1997
compared   to   the  nine months  ended  March  31,
1996 . The acquisition of $170.8 million and $124.4
million   of   investment securities  and mortgage-
backed        securities, respectively,        from
Conestoga,    contributed significantly  to   these
average           balance increases.   In addition,
the   average  yield   on investment securities and
mortgage-backed increased by 69 basis points and 14
basis             points, repectively,  during  the
nine  months ended  March 31, 1997  compared to the
nine months  ended  March 31,   1996,  contributing
significantly    to   the increase    in   interest
income. This  increase in yields resulted primarily
from  higher  yields   on securities   acquired  or
repricing during the nine months  ended  March  31,
1997, the acquisition  of higher           yielding
investment  and mortgage- backed  securities   from
Conestoga,     and    the increased    volume    of
higher yielding loans.

INTEREST         EXPENSE. Interest          expense
increased  $12.7 million, to  $30.5 million  during
the  nine   months  ended March 31, 1997 from $17.8
million during  the  nine months  ended  March  31,
1996.     This   increase resulted  primarily  from
increases     of     $9.2 million, $1.9 million and
$942,000    in   interest expense on Certificate of
Deposit accounts, Savings accounts   and   borrowed
funds,      respectively, which    resulted    from
increased         average balances     of    $225.6
million,  $119.8  million and     $22.3    million,
respectively  during  the nine  months  ended March
31, 1997 compared  to the nine  months  ended March
31,       1996.       The acquisition   of   $216.3
million     and    $129.2 million of Certificate of
Deposit   accounts    and Savings         accounts,
respectively,        from Conestoga     contributed
significantly  to   these average           balance
increases.   The increase in   borrowing   resulted
from  a  capital leverage strategy       instituted
during the current fiscal year.     Overall,    the
average cost  of interest bearing       liabilities
increased 5 basis  points from   4.18%  during  the
nine months  ended  March 31,  1996 to 4.23% during
the  nine   months  ended March   31,   1997,   due
primarily to an  increase of  52  basis  points  in
average   cost  on   NOW, Super   Now   and   money
market  accounts,   which resulted  from  increased
rates  offered  on  these deposits            under
management's      deposit pricing strategy.

PROVISION     FOR    LOAN LOSSES. The Provision for
Loan   Losses   increased $1,300,000  to $3,150,000
for the nine months ended March   31,   1997   from
$1,850,000 for  the  nine months  ended  March  31,
1996.  The  Allowance for loan losses increased  by
$2,073,000   during   the nine  months  ended March
31, 1997 as the loan loss provision  of  $3,150,000
was offset by net charge-offs     of    $1,077,000.
While  the allowance  for loan  losses   increased,
non-performing      loans declined     from    $6.6
million at June  30, 1996 to $3.6 million at  March
31,  1997.  The allowance for  loan   losses  as  a
percentage    of     non-performing     loans   and
total  loans was  278.06% and 1.45% respectively at
March 31,  1997, compared to  119.25%  and   1.34%,
respectively, at June 30, 1996.    In  management's
judgment,  it was prudent to continue the loan loss
provision, to  supplement the  loan loss allowance,
based   upon  the  Bank's growing volume  of multi-
family loan originations, the  composition  of  its
loan  portfolio  and  the Bank's  recent charge-off
experience.   See  "Asset Quality."

NON-INTEREST      INCOME.  Non-interest      income
increased $1.6 million to $2.6  million during  the
nine months  ended  March 31,   1997   compared  to
$980,000 during  the nine months  ended  March  31,
1996.  This increase  was attributable primarily to
increases of $757,000 and $519,000    in    service
charges  and  other fees, and     other     income,
respectively.             Contributing    to    the
increase    in    service charges  and  other  fees
were increased income  of $304,000    related    to
deposit          accounts attributable    to    the
growth  in  deposits from the    acquisition     of
Conestoga,  and increases of $218,000 and  $138,000
respectively, related  to safe  deposit  boxes  and
the   Bank's  funding  of official    checks.   The
increase in other  income was          attributable
primarily   to  increased rental income of $190,000
received from  retail and other commercial premises
acquired  from Conestoga. Also contributing  to the
increase  in other income were     increases     of
$117,000,   $113,000  and $137,000 on Federal  Home
Loan  Bank  of  New  York capital   stock  dividend
income, late  charges  on mortgage  loans, and loan
prepayment        penalty income, respectively.

NON-INTEREST     EXPENSE. Non-interest      expense
increased  $10.2  million to  $20.5  million during
the  nine  months   ended March 31, 1997 from $10.3
million  during  the nine months  ended  March  31,
1996.     The     largest component     of     this
increase   was   a  total increase  of $2.3 million
in    federal     deposit insurance         premium
expense. During the  nine months  ended  March  31,
1996, the Bank received a refund  from  the FDIC of
$319,000 related  to  the Bank's insurance expense,
which reduced its federal deposit insurance premium
expense for the period to $86,000.  During the nine
months  ended  March  31, 1996,  virtually  all  of
the Bank's  deposits were insured by the  BIF. As a
result of the Acquisition of   Pioneer   the   Bank
acquired  $394.3  million in  deposits  which  were
insured by the SAIF.  The Bank      paid     higher
assessment rates on these deposits during the three
months  ended   September 30,  1996.   In addition,
the Bank was required  to pay  $2.0 million, before
taxes,   related  to  the SAIF  Special  Assessment
during  the  three months ended September  30, 1996
on   all   of   its  SAIF deposits,    which    was
primarily   comprised  of the   deposits   obtained
from Pioneer. As a result of  the  recapitalization
of SAIF,  the Bank, which currently has  a BIF/SAIF
deposit  ratio of  54/46, experienced $165,000 less
in FDIC insurance expense during the  three  months
ended   March   31,  1997 compared   to  the  three
months  ended   September 30,  1996.   Should   the
Bank  maintain its status as   a   well-capitalized
institution,   given  the current  FDIC  assessment
rates, this reduction in quarterly FDIC insurance expense is expected to continue.

Salary    and    employee benefits,  occupancy  and
equipment,           data processing,   and   other
operating        expenses increased  $1.6  million,
$1.1  million,  $372,000, and     $1.4     million,
respectively,   resulting from   both   the  recent
acquisition of  Conestoga and   operations   as   a
public     company.    In addition, during the nine
months  ended  March  31, 1997, the  Bank  incurred
expenses  of $1.7 million related to Employee Stock
Ownership  Plan  ("ESOP") and    Recognition    and
Retention   Plan  ("RRP") benefits and $1.8 million
related    to    goodwill amortization    resulting
from  its acquisition  of Conestoga.          These
expenses     were     not recorded  during the nine
months  ended  March  31, 1996, since,  as of March
31,  1996,  the Bank  had not completed its initial
public   offering   (from which the  ESOP  and  RRP
were  generated)  nor its acquisition  of Conestoga
(from which goodwill  was generated).     Partially
offsetting          these increased expenses was  a
decreases    of   $64,000 related   to  losses   on
other real  estate owned, resulting            from
management's     periodic review     of    reserves
established for losses on other real estate  owned.
Overall,     non-interest expense   was  2.24%   of
average  assets  for  the nine months  ended  March
31,   1997   compared  to 2.06% for the nine months
ended March, 31, 1996.

INCOME    TAX    EXPENSE. Income    tax    expense,
exclusive  of  recoveries of     $1,848,000     and
$1,034,000, respectively, of New York State and New
York  City  income  taxes previously      recorded,
totaled    $7.4   million during  the  nine  months
ended   March  31,   1997 compared to $4.7  million
during  the  nine  months ended March  31, 1996, an
increase of $2.7 million. This     increase     was
attributable  to  both an increase  of $3.9 million
in pre-tax income and  an increase in the effective
tax rate from  45.8%  for the   nine  months  ended
March 31,  1996  to 52.3% for the nine months ended
March   31,   1997.   The increased  effective  tax
rate  during   the   nine months  ended  March  31,
1997  resulted  primarily from  the acquisition  of
Conestoga being accounted for   as    a    tax-free
transaction, resulting in the Company receiving  no
tax  benefit for goodwill expense. In addition, the
Company  received  no tax deduction for $432,000 of
ESOP  compensation  benefit  expense related to the
excess of the  average fair  market value   of  the
Company's  stock  during  the   nine  months  ended
March 31, 1997 over the original purchase price  of
the stock by the   ESOP.  Excluding  the effects of
these     items,      the effective  tax  rate  for
the   nine  months  ended March 31, 1997 was 45.2%.
For a description  of the New  York  State  and New
York   City   income  tax recoveries,  See  "Impact
of Recent Legislation."


ITEM 3.  QUANTITATIVE AND QUALITATIVE    DISCLOSURE
ABOUT MARKET RISK

     Not Applicable.

PART     II     -    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

The Bank is  involved  in various    other    legal
actions  arising  in  the ordinary  course  of  its
business  which,  in  the aggregate,        involve
amounts     which     are believed to be immaterial
to      the     financial condition  and results of
operations of the Bank.

ITEM  2.     CHANGES   IN SECURITIES

     None.

ITEM  3.    DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.     SUBMISSION OF MATTERS   TO  A  VOTE  OF SECURITY HOLDERS

     Not applicable.

ITEM     5.         OTHER INFORMATION

     None.

ITEM 6.     EXHIBITS  AND REPORTS ON FORM 8-K

     (a) EXHIBITS
           Exhibit    11. Statement Re: Computation  of Per Share Earnings
           Exhibit    27. Financial   Data Schedule (included only
                          with EDGAR filing).
           Exhibit    99. Earnings Press Release dated April 24, 1997.

     (b)   REPORTS ON FORM 8-K

           None.

     SIGNATURES

     Pursuant    to   the requirements    of    the
Securities  Exchange  Act of  1934,  the registrant
has   duly  caused   this report  to  be  signed on
its    behalf    by   the undersigned    thereunder
duly authorized.

        Dime    Community Bancorp, Inc.


Dated:   May 14,  1997                      By: /S/ VINCENT F. PALAGIANO
                                            Vincent   F. Palagiano
                                            Chairman of the Board and
                                             Chief Executive Officer





Dated:   May 14,  1997                      By: /S/ KENNETH J. MAHON
                                            Kenneth   J. Mahon
                                            Executive Vice President and
                                             Chief Financial Officer