Form 10-K
period 1997-06-30
DIME COMMUNITY BANCORP INC
filed 1997-09-26
CIK 1005409

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K

 [ X ]  ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
        FOR THE FISCAL YEAR ENDED JUNE 30, 1997

 [   ]  TRANSITION REPORT PURSUANT  TO  SECTION  13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transaction period from__________to_________

                           Commission file Number 0-27782

                            DIME COMMUNITY BANCORP, INC.
               (Exact Name of registrant as specified in its charter)

            Delaware                               11-3297463
   (State or other jurisdiction                    (I.R.S. employer
   of incorporation or                             idntification number)
   organization)

    209 Havemeyer Street, Brooklyn, NY                            11211
   (Address of principal executive offices)                     (Zip Code)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K.   [ X ]

   As of September 22, 1997, there were 12,624,750 shares of the Company's common stock, $0.01 par value, outstanding. The aggregate market value of the voting stock held by non-affiliates of the Company as of September 22, 1997 was $209,268,766. This figure is based upon the closing price on the NASDAQ National Market for a share of the Company's common stock on September 22, 1997, which was $20.125 as reported in the Wall Street Journal on September 23, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE
(1) The Annual Report to Shareholders for the fiscal year ended June 30, 1997 (Item 1 of Part I, and Items 5 through 8 of Part II) and (2) the definitive Proxy Statement dated October 6, 1997 to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on November 13, 1997 and any adjournment thereof and which is expected to be filed with the Securities and Exchange Commission on or about October 7, 1997
(Part III).

                            TABLE OF CONTENTS
                                                           PAGE
                                    PART I
ITEM 1.  BUSINESS
      GENERAL.............................................    3
      ACQUISITION OF CONESTOGA BANCORP,INC................    4
      MARKET AREA AND COMPETITION..........................   4
      LENDING ACTIVITIES...................................   5
      ASSET QUALITY........................................   12
      ALLOWANCE FOR LOANLOSSES.............................   16
      INVESTMENT ACTIVITIES................................   19
      SOURCES OF FUNDS.....................................   23
      SUBSIDIARY ACTIVITIES................................   26
      PERSONNEL............................................   26
      FEDERAL , STATE AND LOCAL TAXATION
            FEDERAL TAXATION...............................   27
            STATE AND LOCAL TAXATION.......................   28
      REGULATION
            GENERAL........................................   29
            REGULATION OF FEDERAL SAVINGS ASSOCIATIONS.....   29
            REGULATION OF HOLDING COMPANY..................   36
            FEDERAL SECURITIES LAWS........................   37
ITEM 2. PROPERTIES.........................................   38
ITEM 3. LEGAL PROCEEDINGS..................................   39
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   39

                               PART II
ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS.........................................  39
ITEM 6. SELECTED FINANCIAL
DATA........................................................  39
ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......... 39
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE......................... 40

                                PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY....  40
ITEM 11. EXECUTIVE COMPENSATION.............................  40
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.......................................  40
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....  40

                                 PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.......................................... 40
SIGNATURES................................................... 43

   Statements contained in this Annual Report on Form 10-K relating to plans, strategies, economic performance and trends, and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking information is inherently subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, or the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments. The Company has no obligation to update these forward looking statements.

                                    PART I

ITEM 1. BUSINESS

General

   Dime Community Bancorp, Inc. (the "Company") is a Delaware corporation organized in December, 1995 at the direction of the Board of Directors of The Dime Savings Bank of Williamsburgh (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the conversion of the Bank, on June 26, 1996, from a federal mutual savings bank to a federal stock savings bank (the "Conversion"). In connection with the Conversion, the Company issued 14,547,500 shares (par value $0.01) of common stock at a price of $10.00 per share to certain of the Bank's eligible depositors who subscribed for shares and to an Employee Stock Ownership Plan ("ESOP") established by the Company. The Company realized net proceeds of $141.4 million from the sale of its common stock and utilized approximately $76.4 million of the proceeds to purchase 100% of the Bank's common stock and $11.6 million to fund a loan to the ESOP for its purchase of 1,163,800 shares, or 8%, of the Company's common stock. The remaining proceeds of $53.4 million were retained by the Company.

   The primary business of the Company is the operation of its wholly-owned subsidiary, the Bank. In addition to directing, planning and coordinating the business activities of the Bank, the Company retained proceeds of $53.4 million in connection with the Conversion, which are invested in federal funds, short-term, investment grade marketable securities and mortgage-backed securities. The Company also holds a note evidencing the loan that it made to the ESOP to purchase 8% of its common stock issued in the Conversion. See "-Regulation - Regulation of the Holding Company."

   The Company is a unitary savings and loan holding company, which, under existing law, is generally not restricted as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender. Under regulations of the Office of Thrift Supervision ("OTS") the Bank is a qualified thrift lender if its ratio of qualified thrift investments to portfolio assets ("QTL Ratio") is 65% or more, on a monthly average basis in nine of every twelve months. At June 30, 1997, the Bank's QTL Ratio was 94.4%, and the Bank has maintained more that 65% of its portfolio assets in qualified thrift investments in at least nine of the preceding twelve months.

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

   The Bank's principal business has been, and continues to be, gathering deposits from customers within its market area, and investing those deposits, primarily in multi-family and one- to four-family residential mortgage loans, mortgage-backed securities, and obligations of the U.S. Government and Government Sponsored Entities ("GSEs"). The Bank's revenues are derived principally from interest on its loan and securities portfolios. The Bank's primary sources of funds are: deposits; loan amortization, prepayments and maturities; amortization, prepayments and maturities of mortgage-backed and investment securities; and borrowings, and, to a lesser extent, the sale of fixed-rate mortgage loans to the secondary market. The Bank is also a member of the Federal Home Loan Bank of New York ("FHLBNY").

ACQUISITION OF CONESTOGA BANCORP, INC.

On June 26, 1996 the Bank completed the acquisition (the "Acquisition") of Conestoga Bancorp, Inc. ("Conestoga"), resulting in the merger of Conestoga's wholly-owned subsidiary, Pioneer Savings Bank, F.S.B. ("Pioneer") with and into the Bank, with the Bank as the resulting financial institution.

   The Acquisition was accounted for in the financial statements using the purchase method of accounting. Under purchase accounting, the acquired assets and liabilities of Conestoga are recognized at their fair value as of the date of the Acquisition. Shareholders of Conestoga were paid approximately $101.3 million in cash, resulting in goodwill of $28.4 million, which is being amortized on a straight line basis over a twelve year period.

   Since the Acquisition occurred on June 26, 1996, its impact upon the Company's consolidated results of operations for the fiscal year ended June 30, 1996 was minimal The full effect of the Acquisition is reflected in the Company's consolidated results of operations for the fiscal year ended June 30, 1997, as well the consolidated statements of financial condition as of June 30, 1997 and 1996.

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

   Since then, the local economy has improved significantly. Unemployment has remained low, home sales have increased, residential apartment and commercial property vacancy rates have declined considerably, and local real estate values have stabilized. The rise and decline of the Bank's non-performing asset portfolio closely parallels the trend of the local economy during this period. See "- Asset Quality." A strong local economy existed throughout the Company's entire fiscal year ended June 30, 1997. Despite these encouraging trends, the outlook for the local economy remains uncertain.

   The Bank faces significant competition both in making loans and in attracting deposits. The Bank's market area has a high density of financial institutions, many of which have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies and insurance companies. The Bank has recently faced increased competition for the origination of multi-family loans, which comprised 66.15% Bank's loan portfolio at June 30, 1997. Management anticipates that competition for both multi-family and one- to four-family loans will continue to increase in the future. Thus, no assurances can be made that the Bank will be able to maintain its current level of such loans. The Bank's most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and direct purchases of government securities. The Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds, and from other financial institutions such as brokerage firms and insurance companies. Competition may also increase as a result of the lifting of restrictions on the overall operations of financial institutions.

LENDING ACTIVITIES

   LOAN PORTFOLIO COMPOSITION.   The Bank's loan  portfolio  consists primarily
of multi-family loans secured by apartment buildings (including loans underlying apartment buildings organized under cooperative form of ownership, "underlying cooperatives"), conventional first mortgage loans secured primarily by one- to four-family residences, including condominiums and cooperative apartment share loans, and non-residential (commercial) property loans. At June 30, 1997, the Bank's loan portfolio totaled $753.7 million. Within the loan portfolio, $498.5 million or 66.15% were multi-family loans, $191.7 million or 25.44% were loans to finance the purchase of one- to four-family properties and cooperative apartment share loans, $43.2 million or 5.73% were loans to finance the purchase of commercial properties, primarily small shopping centers, warehouses and nursing homes, and $14.2 million or 1.88% were loans to finance multi-family and residential properties with either full or partial credit guarantees provided by either the Federal Housing Administration (''FHA'') or the Veterans' Administration (''VA''). Of the total mortgage loan portfolio outstanding at that date, 23.48% were fixed-rate loans and 76.52% were adjustable-rate loans (''ARMs''), of which 78.16% are multi-family and non-residential property loans which carry a maturity of 10 years, and an amortization period of no longer than 25 years. These loans have a fixed interest rate that adjusts after the fifth year indexed to the 5-year FHLBNY advance rate, but may not adjust below the initial interest rate of the loan. At June 30, 1997, the Bank's loan portfolio also included $2.8 million in passbook loans, $1.2 million in home improvement loans, and $2.0 million in other consumer loans.

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


AT June 30,
------------------------------------------------------------------------------------------------------------------------------

                                     Percent               Percent             Percent             Percent             Percent
                                       of                    of                  of                  of                  of
                             1997     Total     1996<F1>   Total      1995      Total      1994     Total      1993     Total
                           -------    ------     -------    -----     ------    -----     -------    -----    ------     -----
                                                                  (Dollars In Thousands)                    (Dollars In Thousands)

Mortgage loans: <F2>
One-to-four family         140,798    18.68%    $170,182    29.05%   $58,291    13.52%    $59,461    13.74%  $75,248     16.26%
Multi-family and
  underlying cooperative   498,536    66.15      296,630    50.63    252,436    58.56     242,088    55.92   243,803     52.67
Non-residential             43,180     5.73       37,708     6.44     26,972     6.26      26,896     6.21    25,873      5.59
FHA/VA insured              14,153     1.88       16,686     2.85     22,061     5.12      27,264     6.30    33,421      7.22
Cooperative apartment       50,931     6.76       59,083    10.08     67,524    15.67      73,250    16.92    80,469     17.39
                           -------    ------     -------    -----     ------    -----     -------    -----    ------     -----
Total mortgage loans       747,598    99.20      580,289    99.05    427,284    99.13     428,959    99.09   458,814     99.13
                           -------    ------     -------    -----     ------    -----     -------    -----    ------     -----
Other loans:
Student loans                1,005     0.13        1,307     0.22      1,431     0.33       1,506     0.35     1,696      0.37
Passbook savings (secured
  by savings and time
  deposits)                  2,801     0.37        3,044     0.52      1,510     0.35       1,516     0.35     1,375      0.30
Home improvement loans       1,243     0.16          891     0.15        475     0.11         550     0.13       665      0.14
Consumer installment and
  other                      1,027     0.14          323     0.06        336     0.08         362     0.08       302      0.06
                           -------    ------     -------    -----     ------    -----     -------    -----    ------     -----
Total other loans            6,076     0.80        5,565     0.95      3,752     0.87       3,934     0.91     4,038      0.87
                           -------    ------     -------    -----     ------    -----     -------    -----    ------     -----
Gross loans                753,674   100.00%     585,854   100.00%   431,036   100.00%    432,893   100.00%  462,852    100.00%
                           -------    ======     -------    ======    ------   ======     -------   ======    ------     =====
Less:
Unearned discounts and net
  deferred loan fees         3,090                 2,168               1,182                1,300              1,434
Allowance for loan losses   10,726                 7,812               5,174                3,633              2,996
                           -------               -------              ------              -------             ------
Loans, net                $739,858              $575,874            $424,680             $427,960           $458,422
                           =======               =======             =======              =======            =======
Loans serviced for others:
One-to-four family and
  cooperative apartment    $60,242               $63,360             $63,192              $65,063            $59,403
Multi-family and underlying
  cooperative                9,406                27,690              30,264               34,396             44,079
                           -------                ------             -------              -------             ------
Total loans serviced for
  others                   $69,648               $91,050             $93,456              $99,459           $103,482
                           =======                ======             =======              =======            =======

<F1> Includes acquisition  of  $113.1  million loans from Conestoga on June 26,
     1996, substantially all of which were one-to-four family loans.
<F2> Includes loans held for sale.

LOAN ORIGINATIONS, PURCHASES, SALES AND SERVICING. The Bank originates both ARMs and fixed-rate loans, which activity is dependent upon customer demand and market rates of interest, and generally does not purchase whole mortgage loans or loan participations. Generally, the Bank sells all originated one- to four-family fixed-rate mortgage loans in the secondary market to the Federal National Mortgage Association (''FNMA''), the Federal Home Loan Mortgage Corporation (''FHLMC''), the State of New York Mortgage Agency (''SONYMA'') and other private secondary market purchasers. ARMs, including adjustable-rate multi-family loans, and fixed-rate multi-family and non-residential mortgage loans with maturities up to 15 years, are retained for the Bank's portfolio. For the fiscal year ended June 30, 1997 origination of ARMs totaled $198.1 million or 75.5% of all loan originations. Originations of fixed-rate mortgage loans totaled $64.1 million, while sales of fixed-rate loans totaled $4.2 million. The Bank generally sells all fixed-rate loans without recourse and retains the servicing rights. As of June 30, 1997, the Bank was servicing $69.6 million of loans for others. The Bank generally receives a loan servicing fee equal to 0.25% of the outstanding principal balance for servicing loans sold.

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

   The following table sets forth the Bank's loan originations, loan sales and principal repayments for the periods indicated.

                                                                      For the Years Ended June 30,
                                                           -----------------------------------------------
                                                             1997                 1996               1995
                                                           --------            --------            -------
                                                                             (In Thousands)
Loans (gross):
At beginning of period                                     $585,854           $431,036            $432,893
Mortgage loans originated:
  One-to-four family                                          4,279              6,087               5,509
  Multi-family and underlying cooperative                   245,324             94,379              36,326
  Non-residential                                            11,055             11,764               2,563
  Cooperative apartment                                       1,582                568                 888
                                                           --------           --------            --------
Total mortgage loans originated                             262,240            112,798              45,286
Other loans originated                                        2,549              2,122               2,115
                                                           --------           --------            --------
Total loans originated                                      264,789            114,920              47,401
                                                           --------           --------            --------
Loans acquired from Conestoga <F1>                               -             113,140                  -
Less:
Principal repayments                                         91,405             67,308              45,988
Loans sold <F2>                                               4,157              5,740               2,791
Loans  transferred  from  real  estate  pending
  foreclosure                                                    -                (875)             (2,316)
Mortgage loans transferred to Other Real Estate
  Owned                                                       1,407              1,069               2,795
                                                           --------           --------            --------
Unpaid principal balance at end of period                  $753,674           $585,854            $431,036
                                                           ========           ========            ========

<F1>  Substantially all of these mortgage loans are one-to-four family mortgage loans.
<F2>  Includes fixed-rate mortgage loans and student loans.

   LOAN MATURITY AND REPRICING.   The following table shows the earlier of
maturity or repricing period of the Bank's loan portfolio at June 30, 1997. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on the Bank's loan portfolio totaled $91.4 million for the year ended June 30, 1997.

                                                                      At June 30, 1997
                                    --------------------------------------------------------------------------------------------
                                                             Mortgage Loans
                                  ----------------------------------------------------------------------
                                                    Multi-
                                                    family and
                                       One-to-      Underlying         Non-        FHA/VA    Cooperative      Other        Total
                                     Four-Family   Cooperative    Residential      Insured     Apartment       Loans       Loans
                                         ------    ----------     -----------     --------    ----------      ------       ------
                                                                     (In Thousands)
Amount due:
One year or less                        $44,285      $29,814          $6,577          $-         $39,395       $5,055     $125,126
                                         ------     --------        --------       -------       --------      ------      -------
After one year:
One to three years                       18,864      101,529           7,052        6,947         11,027        1,021      146,440
More than three years to five             2,565      252,905          23,562           -             477           -       279,509
years
More than five years to ten years        16,728       81,880           4,309          152             32           -       103,101
More than ten years to twenty            29,554       32,408           1,159        7,054             -            -        70,175
years
Over twenty years                        28,802          -               521           -              -            -        29,323
                                         ------     --------         --------      -------       --------       ------     -------
Total due or repricing after one
  year                                   96,513      468,722          36,603       14,153         11,536        1,021      628,548
                                         ------     --------         --------      -------       --------       ------     -------
Total amounts due or repricing,
  gross                                $140,798     $498,536         $43,180      $14,153        $50,931       $6,076     $753,674
                                        =======     ========         ========      =======       ========       ======     =======

   The following table sets forth the dollar amounts in each loan category at June 30, 1997 that are due after June 30, 1998, and whether such loans have fixed or adjustable-interest rates.

                                     Due after June 30, 1998
                                   ------------------------------------
                                   Fixed         Adjustable          Total
                                 ---------       ---------         ---------
                                              (In Thousands)
Mortgage loans:
   One-to-four family             $76,311         $20,202            $96,513
   Multi-family and underlying
     cooperative                   76,363         392,359            468,722
   Non-residential                  8,416          28,187             36,603
   FHA/VA insured                  14,153              -              14,153
   Cooperative apartment              179          11,357             11,536
Other loans                            -            1,021              1,021
                                 ---------       ---------         ---------
Total loans                      $175,422        $453,126           $628,548
                                 =========       =========         =========

   Multi-family and Non-residential Lending.   The Bank originates adjustable-
rate and fixed-rate multi-family (five or more units) and non-residential loans which are secured primarily by apartment buildings, underlying cooperatives, mixed-use (residential combined with commercial) and other non-residential properties, generally located in the Bank's primary lending area. The main competitors for loans in this market tend to be other small- to medium-sized local savings institutions. Multi-family and non-residential loans in the Bank's portfolio generally range in amount from $100,000 to $9.0 million, and have an average loan size of approximately $672,000. Residential multi-family loans in this range generally have between 5 and 100 apartments per building. The Bank had a total of $439.4 million of multi-family loans in its portfolio on buildings with under 100 units as of June 30, 1997. Mostly as a result of rent control and rent stabilization, the associated rent rolls for buildings of this type indicate a rent range that would be considered affordable for low- to moderate-income households. In addition, at June 30, 1997, the Bank had a total of $50.9 million in loans secured by mortgages on underlying cooperative apartment buildings.

   The Bank originated multi-family loans totaling $245.3 million during the fiscal year ended June 30, 1997, versus $94.4 million during the year ended June 30, 1996. At June 30, 1997, the Bank had $115.1 million of commitments outstanding to originate mortgage loans, which included $6.4 million of commitments to refinance existing mortgage loans. This compares to $81.2 million of commitments outstanding at June 30, 1996. All the mortgage commitments outstanding at June 30, 1997 were issued to borrowers within the Bank's service area, $114.5 million of which are secured by multi-family and underlying cooperative apartment buildings.

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

   At June 30, 1997, the Bank had multi-family loans totaling $498.5 million in its portfolio, comprising 66.2% of the gross loan portfolio. The underwriting standards for new loans generally require (1) a maximum loan-to-value ratio of 75% based on an appraisal performed by an independent, state-certified appraiser and (2) sufficient cash flow from the underlying property to adequately service the debt, represented by a debt service ratio not below
1.15. Of the Bank's multi-family loans, $434.3 million, or 87.1 %, were secured by apartment buildings, and $64.2 million, or 12.9 % were secured by underlying cooperatives at June 30, 1997. Multi-family loans are generally viewed as exposing the Bank to a greater risk of loss than one- to four-family residential loans and typically involve higher loan principal amounts. At June 30, 1997, the Bank had 141 multi-family and non-residential loans with principal balances of $1.0 million or more, totaling $276.4 million. These loans, while underwritten to the same standards as all other multi-family and non-residential loans, tend to expose the Bank to a higher degree of risk due to the potential impact of losses from any one loan relative to the size of the Bank's capital position. As of June 30, 1997, none of these loans were in arrears nor in the process of foreclosure. See ''- Asset Quality.''

    Loans secured by apartment buildings and other multi-family residential properties are generally larger and involve a greater degree of risk than one-to-four family mortgage loans. Repayment of multi-family loans is dependent, in large part, on sufficient cash flow from the property to cover operating expenses and debt service. Economic events and government regulations, such as rent control and rent stabilization laws, which are outside the control of the borrower or the Bank, could impair the value of the security for the loan or the future cash flow of such properties. As a result, rental income might not rise sufficiently over time to meet increases in the loan rate at repricing, or increases in overhead expenses (I.E., utilities, taxes). During the last five fiscal years, the Bank's charge-offs related to its multi-family loan portfolio totaled $6.2 million. As of June 30, 1997, the Bank had $1.6 million of non-performing multi-family loans.
See "- Asset Quality and - Allowance for Loan Losses" for discussions of the Bank's underwriting procedures utilized in originating multi-family loans.

   The Bank's loan portfolio also includes $43.2 million in non-residential real estate mortgage loans which represented 5.73% of gross loans at June 30, 1997. This portfolio is comprised of commercial and industrial properties, and shopping centers. The Bank utilizes, where appropriate, rent or lease income, business receipts, the borrowers' credit history and business experience, and comparable appraisal values when underwriting non-residential applications. As of June 30, 1997, there were no non-performing non-residential loans in the Bank's portfolio. Like multi-family loans, the repayment of non-residential real estate mortgage loans is dependent, in large part, upon sufficient cash flows from the property to cover operating expenses and debt service. For this reason, non-residential real estate mortgage loans are considered to include greater risk than one-to-four family residential loans.

   The Bank's three largest loans at June 30, 1997, consisted of a $9.0 million loan secured by a first mortgage on a 276 unit apartment building located in midtown Manhattan originated in May, 1997; an $8.5 million first mortgage loan, originated in June, 1997, secured by a 631 unit apartment building located in the Forest Hills section of Queens; and a $7.2 million first mortgage loan, originated in February, 1997, secured by a 306 unit apartment building located in the Borough Park section of Brooklyn. As of June 30, 1997, all of these loans were performing in accordance with their terms. See "-Regulation of Federal Savings Associations - Loans to One Borrower." While the loans are current, their large loan balance does subject the Bank to a greater potential loss in the event of non-compliance by the borrower.

   The Bank also currently services a total of $9.4 million in multi-family loans for various private investors. These loans were sold in the late 1980s, without recourse.

   ONE- TO FOUR-FAMILY MORTGAGE AND COOPERATIVE APARTMENT LENDING. The Bank offers residential first mortgage loans secured primarily by owner-occupied, one-to four-family residences, including condominiums, and cooperative apartment share loans. Lending is primarily confined to an area covered by a 50-mile radius from the Bank's Main Office in Brooklyn. The Bank offers conforming and non-conforming fixed-rate mortgage loans and adjustable-rate mortgage loans with maturities of up to 30 years and a maximum loan amount of $500,000. The Bank's residential mortgage loan originations are generally obtained from existing or past loan customers, depositors of the Bank, members of the local community and referrals from attorneys, realtors and independent mortgage brokers who refer members of the communities located in the Bank's primary lending area. The Bank is a participating seller/servicer with several government-sponsored mortgage agencies: FNMA, FHLMC, and SONYMA, and generally underwrites its one- to four-family residential mortgage loans to conform with standards required by these agencies. Although the collateral for cooperative apartment loans is comprised of shares in a cooperative corporation (a corporation whose primary asset is the underlying real estate), cooperative apartment loans generally are treated as one- to four-family loans. The Bank's portfolio of such loans is $50.9 million, or 6.76% of total loans as of June 30, 1997. The recent market for cooperative apartment loan financing has improved with the support of certain government agencies, particularly SONYMA and FNMA, who are insuring and purchasing, respectively, cooperative apartment share loans in qualifying buildings. The Bank adheres to underwriting guidelines established by SONYMA and FNMA for all fixed-rate cooperative apartment loans which are originated for sale. Adjustable-rate cooperative apartment loans continue to be originated both for portfolio and for sale.

  At June 30, 1997, $191.7 million, or 25.44%, of the Bank's loans consisted of one-to four- family and cooperative apartment mortgage loans. ARMs represented 60.89% of total one- to four-family and cooperative apartment loans, while fixed-rate mortgages comprised 39.11% of the total. A large portion of these fixed rate mortgages were acquired from Conestoga. See "- Acquisition of Conestoga." The Bank currently offers one- to four-family and cooperative apartment mortgage ARMs secured by residential properties with rates that adjust every one or three years. One- to four-family ARMs are offered with terms of up to 30 years. The interest rate at repricing on one- to four-family ARMs currently offered fluctuates based upon a spread above the average yield on United States Treasury securities, adjusted to a constant maturity which corresponds to the adjustment period of the loan (the ''U.S. Treasury constant maturity index'') as published weekly by the Federal Reserve Board. Additionally, one- and three-year one- to four-family ARMs are generally subject to limitations on interest rate increases of 2% and 3%, respectively, per adjustment period, and an aggregate adjustment of 6% over the life of the loan. For the year ended June 30, 1997, the Bank originated $2.6 million of one- to four-family and cooperative apartment mortgage ARMs.

   The volume and types of ARMs originated by the Bank have been affected by such market factors as the level of interest rates, competition, consumer preferences and availability of funds. During fiscal 1997, demand for one- to four-family ARMs was relatively weak due to the prevailing low interest rate environment and consumer preference for fixed-rate loans. Accordingly, although the Bank will continue to offer one- to four-family ARMs, there can be no assurance that in the future the Bank will be able to originate a sufficient volume of one- to four-family ARMs to increase or maintain the proportion that these loans bear to total loans.

   The retention of one- to four-family and cooperative apartment mortgage ARMs, as opposed to fixed-rate residential mortgage loans, in the Bank's loan portfolio helps reduce the Bank's exposure to increases in interest rates. However, one- to four-family ARMs generally pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected. In order to minimize risks, applicants for one- to four-family ARMs are qualified at the highest rate which would be in effect after the first interest rate adjustment, if rates were to rise. The Bank has not in the past, nor does it currently, originate one- to four-family ARMs which provide for negative amortization.

   The Bank currently offers fixed-rate mortgage loans with terms of 10 to 30 years secured by one- to four-family residences and cooperative apartments. Interest rates charged on fixed-rates loans are competitively priced based on market conditions. The Bank generally originates fixed-rate loans for sale in amounts up to the maximum allowed by FNMA, FHLMC and SONYMA, with private mortgage insurance required for loans with loan-to-value ratios in excess of 80%. For the year ended June 30, 1997, the Bank originated $3.3 million of fixed-rate, one- to four-family residential mortgage and cooperative apartment loans.

   The Bank generally sells its newly originated conforming fixed-rate mortgage loans in the secondary market to federal and state agencies such as FNMA, FHLMC and SONYMA, and its non-conforming fixed-rate mortgage loans to various private sector secondary market purchasers. With few exceptions, such as SONYMA, the Bank retains the servicing rights on all such loans sold. For the year ended June 30, 1997, the Bank sold mortgage loans totaling $3.3 million. As of June 30, 1997, the Bank's portfolio of one-to four-family fixed-rate mortgage loans serviced for others totaled $60.2 million. The Bank intends to continue to sell all of its newly-originated fixed-rate mortgage loans to conform to its interest-rate risk policy. No assurances can be made, however, that the Bank will be able to do so.

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

   Home equity loans currently are originated to a maximum of $250,000. When combined with the balance of the first mortgage lien, the home equity loan may not exceed 75% of the appraised value of the property at the time of the loan commitment. The Bank's home equity loans outstanding at June 30, 1997, totaled $1.2 million against total available credit lines of $1.8 million.

   OTHER LENDING.   The Bank also originates other loans, primarily student and passbook loans. Total other loans outstanding at June 30, 1997, amounted to $6.1 million, or 0.80%, of the Bank's loan portfolio. Passbook loans, totaling $2.8 million, and home improvement loans, totaling $1.2 million, comprise the majority of the Bank's other loan portfolio.

   LOAN APPROVAL AUTHORITY AND UNDERWRITING.   The Board of Directors
establishes lending authorities for individual officers as to its various types of loan products. For multi-family and one- to four-family mortgage loans, including cooperative apartment and condominium loans, the Loan Operating Committee, which is comprised of the Chief Executive Officer, President, and Executive Vice President, and the heads of both the residential loan and multi-family loan origination departments, has the authority to approve loans in amounts up to $500,000. Any loan in excess of $500,000, however, must be approved by the Board of Directors. In addition, regulatory restrictions imposed on the Bank's lending activities limit the amount of credit that can be extended to any one borrower to 15% of total capital. See ''- Regulation - Regulation of Federal Savings Associations - Loans to One Borrower.''

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

ASSET QUALITY

   DELINQUENT LOANS AND FORECLOSED ASSETS.   Management does not expect to
incur significant losses on its current portfolio of delinquent mortgage loans. Loans in the process of foreclosure and other non-accrual loans, 88 loans in all, totaled $3.2 million at June 30, 1997 versus $6.6 million at June 30, 1996. The largest loan in this group is a $672,000 foreclosure on an underlying cooperative apartment building located in Manhattan. The Bank believes that its allowance for loan losses as of June 30, 1997 is adequate. The Bank had 33 loans totaling $603,000 delinquent 60-89 days at June 30, 1997, as compared to 33 such delinquent loans totaling $2.3 million at June 30, 1996.

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

   The continued adherence to these procedures, as well as a strong local real estate market resulted in a significant drop in problem loans in the Bank's portfolio during the fiscal year ended June 30, 1997. Evidence of this is reflected in declines in both non-performing loans and loans delinquent 60-89 days. Non-performing loans totaled $3.2 million at June 30, 1997 as compared to $6.6 million at June 30, 1996. The Bank had 33 loans totaling $603,000 million delinquent 60-89 days at June30, 1997, as compared to 33 such delinquent loans totaling $2.3 million at June 30, 1996.

  Under Generally Accepted Accounting Principles ("GAAP"), the Bank is required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a debt constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled-debt restructurings, however, and troubled-debt restructurings do not necessarily result in non-accrual loans. The Bank had four loans classified as troubled-debt restructurings at June 30, 1997, totaling $4.7 million, and all are currently performing according to their restructured terms. The largest restructured debt, a $2.7 million loan secured by a mortgage on an underlying cooperative apartment building located in Forest Hills, New York, was originated in 1987. The loan was first restructured in 1988, and again in 1994. The current regulations of the Office of Thrift Supervision require that troubled-debt restructurings remain classified as such until either the loan is repaid or returns to its original terms. The Bank did not incur any new loan restructurings during the fiscal year ended June 30, 1997. All four troubled-debt restructurings as of June 30, 1997 are on accrual status as they have been performing in accordance with the restructuring terms for over one year.

Effective July 1, 1995, the Bank adopted SFAS 114, which established guidelines for determining and measuring impairment in loans. In the event the carrying balance of the loan, including all accrued interest, exceeds the estimate of fair value, the loan is considered to be impaired and a reserve is established pursuant to SFAS 114. Generally, the Bank considers non-performing loans to be impaired loans. The recorded investment in loans deemed impairment under the guidance of SFAS 114 was approximately $4.3 million as of June 30, 1997, compared to $7.4 million at June 30, 1996, and the average balance of impaired loans was $4.7 million for the year ended June 30, 1997 compared to $6.7 million for the year ended June 30, 1996. The impaired portion of these loans is represented by specific reserves totaling $122,000 allocated within the allowance for loan losses at June 30, 1997. At June 30, 1997, one loan totaling $2.7 million, was deemed impaired for which no reserves have been provided. This loan, which is included in troubled-debt restructurings at June 30, 1997, has performed in accordance with the provisions of the restructuring agreement signed in October, 1995. The loan has been retained on accrual status at June 30, 1997. At June 30, 1997, approximately $1.6 million of one-to-four family and cooperative apartment loans on nonaccrual status are not deemed impaired under SFAS 114. All of these loans have outstanding balances less than $203,000, and are considered a homogeneous loan pool not covered by SFAS 114.

   NON-PERFORMING ASSETS AND TROUBLED-DEBT RESTRUCTURINGS.   The following
table sets forth information regarding the Bank's non-performing assets and troubled-debt restructurings at the dates indicated.

                                                                   At June 30,
                                            ----------------------------------------------------------------------------------
                                               1997              1996                1995              1994              1993
                                            ---------         ---------          ---------         ---------         --------
                                                                    (Dollars In Thousands)
Non-performing loans:
   One-to-four family                         $1,123             $1,149               $572            $1,276            $3,449
   Multi-family and underlying
     cooperative                               1,613              4,734              3,978             4,363             7,265
   Non-residential                                -                  -                  -                 -                 -
   Cooperative apartment                         415                668                523               609               918
   Other loans                                    39                 -                  -                 -                 -
                                              ---------        ---------          ---------         ---------         ---------
Total non-performing loans                     3,190              6,551              5,073             6,248            11,632
Total Other Real Estate Owned                  1,697              1,946              4,466             8,200             7,981
                                            ---------          ---------          ---------         ---------         ---------
Total non-performing assets                   $4,887             $8,497             $9,539           $14,448           $19,613
                                            =========          =========          =========         =========         =========
Troubled-debt restructurings                  $4,671             $4,671             $7,651            $7,421            $5,219
Total non-performing assets and
  troubled-debt restructurings                $9,558            $13,168            $17,190           $21,869           $24,832
                                            =========          =========          =========         =========         =========
Impaired loans <F1>                           $4,294             $7,419                $-                 $-               $-
Total non-performing loans to total
  loans                                        0.43%              1.12%               1.18%             1.45%             2.52%
Total non-performing assets to total
  assets <F2>                                  0.37               0.62                1.44              2.23              3.04
Total non performing assets and
troubled-debt restructurings to
total assets <3>                               0.73               0.96                2.59              3.38              3.84

<F1> The Bank adopted SFAS 114 effective July 1, 1995.  Impaired loans were not measured prior to this date.
<F2>  Total non-performing assets to total Adjusted Assets were 0.68% at June
    30, 1996.
<F3>  Total non-performing assets and troubled-debt restructurings to total
    Adjusted Assets were 1.06% at June 30, 1996.


   The Bank recorded $188,000 and $357,000 of interest income on non-performing loans and troubled-debt restructurings, respectively, for the year ended June 30, 1997, and $47,000 and $344,000, respectively, for the fiscal year ended June 30, 1996. If the Bank's non-performing loans and troubled-debt restructurings had been performing in accordance with their terms, the Bank would have recorded additional interest income of $247,000 and $114, respectively, for the year ended June 30, 1997, and $410,000 and $127,000, respectively, for the fiscal year ended June 30, 1996.

   OTHER REAL ESTATE OWNED ("OREO"). Property acquired by the Bank as a result of a foreclosure on a mortgage loan is classified as OREO and is recorded at the lower of the recorded investment in the related loan or the fair value of the property at the date of acquisition, with any resulting write down charged to the allowance for loan losses. The Bank obtains an appraisal on a real estate owned property as soon as practicable after it takes possession of the real property. The Bank will generally reassess the value of OREO at least annually thereafter. At June 30, 1997, the Bank had $1.7 million in OREO.

   CLASSIFIED ASSETS. The Bank's Loan Loss Reserve Committee meets every other month to review all problem loans in the portfolio to determine whether any loans require reclassification in accordance with applicable regulatory guidelines. Recommendations are reported by the Loan Loss Reserve Committee to the Board of Directors on a quarterly basis. The Loan Loss Reserve Committee, subject to Board approval, establishes policy relating to the internal classification of loans and believes that its classification policies are consistent with regulatory policies. All non-performing loans and OREO are considered to be classified assets. In addition, the Bank maintains a "watch list" comprised of 25 loans totaling $4.9 million at June 30, 1997 which, while performing, are characterized by weaknesses which require special attention from management and are considered to be potential problem loans. All loans on the watch list are considered to be classified assets or are otherwise categorized as "Special Mention" as discussed below. As a result of its bi-monthly review of the loan portfolio, the Loan Loss Reserve Committee may decide to reclassify one or more of the loans on the watch list.

   Federal regulations and Bank policy require that loans and other assets considered to be of lesser quality be classified as ''Substandard,'' ''Doubtful'' or ''Loss'' assets. An asset is considered ''Substandard'' if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. ''Substandard'' assets have a well-defined weakness or weaknesses and are characterized by the distinct possibility that the Bank will sustain ''some loss'' if deficiencies are not corrected. Assets classified as ''Doubtful'' have all of the weaknesses inherent in those classified ''Substandard'' with the added characteristic that the weaknesses present make ''collection or liquidation in full,'' on the basis of current existing facts, conditions, and values, ''highly questionable and improbable.'' Assets classified as ''Loss'' are those considered ''uncollectible'' and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses that deserve management's attention are designated ''Special Mention'' by management. At June 30, 1997 the Bank had $7.7 million of loans designated Special Mention.

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

   At  June  30,  1997,  the  Bank  had  $4.5  million  of  assets   classified
Substandard, consisting of 55 loans, no assets classified as doubtful, and $89,000 of assets classified as Loss, consisting of 2 loans.

   The following table sets forth at June 30, 1997 the Bank's aggregate carrying value of the assets classified as Substandard, Doubtful or Loss or designated as Special Mention.

                                  Special Mention             Substandard               Doubtful                      Loss
                                -------------------       -------------------       -------------------       ------------------
                                Number       Amount       Number       Amount       Number       Amount       Number       Amount
                                ------       ------       ------       ------       ------       ------         ------     ------
                                                                       (Dollars In Thousands)
Mortgage Loans:
   One-to-four family               6          $738          14        $1,640          -           $-             -          $-
   Multi-family and
     underlying
     cooperative                   15         6,321           2           642          -            -              2          89
   Non-residential                 -             -            2            78          -            -             -           -
   Cooperative apartment           10           593           5           394          -            -             -           -
                                ------       ------       ------       ------       ------       ------         ------     ------
Total Mortgage Loans               31         7,652          23         2,754          -            -              2          89
                                ------       ------       ------       ------       ------       ------         ------     ------
Other Real Estate Owned:
   One-to-four family              -             -            1           328          -            -             -           -
   Multi-family and                                                                                               -           -
     underlying cooperative        -             -            1           713          -            -
   Non-residential                 -             -           -             -           -            -             -           -
   Cooperative apartment           -             -           20           656          -            -             -           -
                                ------       ------       ------       ------       ------       ------         ------     ------
Total Other Real Estate
  Owned                            -             -           22         1,697          -            -             -           -
                                ------       ------       ------       ------       ------       ------         ------     ------
Total                              31        $7,652          55        $4,451          -           $-              2         $89
                                ======       ======       ======       ======       ======       ======         ======     ======

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

   The Bank has increased its allowance for loan losses to a level which management believes is adequate to absorb possible losses that may be incurred within the Bank's loan portfolio. The Bank provided $4.2 million to its allowance for loan losses for the fiscal year ended June 30, 1997. At June 30, 1997, the total allowance was $10.7 million, which amounted to 336.24% of non-performing loans and 1.43% of total loans. The increase in the allowance reflects management's assessment of the risks inherent in its loan portfolio, including those risks associated with the Bank's emphasis on multi-family mortgage loans, which are considered to be at greater risk of loss than one- to four-family loans. The Bank will continue to monitor and modify the level of its allowance for loan losses in order to maintain such allowance at a level which management considers adequate to provide for loan losses. For the fiscal year ended June 30, 1997, the Bank had charge-offs, net of recoveries, of $1.3 million against the allowance. Since 1985, total principal losses attributable to the Bank's loan portfolio have averaged 0.18% of the average outstanding loan balance.

   The following table sets forth activity in the Bank's allowance for loan losses at or for the dates indicated.

                                                               At or for the Year Ended June 30,
                                                 ------------------------------------------------------
                                                 1997              1996             1995                1994            1993
                                                 --------          --------         --------          --------          --------
                                                                           (Dollars In Thousands)
Total loans outstanding at end of period <F1>   $750,584           $583,686        $429,854           $431,593            $461,418
                                                 ========          ========         ========          ========            ========
Average total loans outstanding <F1>            $648,357           $449,063        $430,845           $455,705             474,362
                                                 ========          ========         ========          ========            ========
ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of period                    $7,812             $5,174          $3,633             $2,996              $2,094
Provision for loan losses                          4,200              2,979           2,950              4,105               3,395
Charge-offs
   One-to-four family                               (104)               (21)           (146)              (224)               (272)
   Multi-family and underlying cooperative          (985)              (553)         (1,081)            (2,203)             (1,355)
   Non-residential                                    -                (274)            (92)                -                  (19)
   FHA/VA insured                                     -                  -               (9)                -                  (13)
   Cooperative apartment                            (276)              (170)           (328)            (1,109)               (876)
   Other                                             (23)                (5)             -                  -                  -
                                                 --------           --------         --------          --------            -------
Total charge-offs                                 (1,388)            (1,023)         (1,656)            (3,536)             (2,535)
                                                 --------           --------         --------          --------            -------
Recoveries                                           102                 14             247                 68                  42
                                                 --------           --------         --------          --------            -------
Reserve acquired in purchase of Conestoga             -                 668              -                  -                    -
                                                 --------           --------         --------          --------            -------
Balance at end of period                         $10,726             $7,812          $5,174             $3,633              $2,996
                                                 ========           ========         ========          ========            =======
Allowance for loan losses to total loans
   at end of period                                 1.43%              1.34%           1.20%              0.84%               0.65%
Allowance for loan losses to total non-
   performing loans at end of period <F2>         336.24             119.25          101.99              58.15               25.76
Ratio of net charge-offs to average
  loans outstanding during the period               0.20               0.22            0.33               0.76                0.53


ALLOWANCE FOR LOSSES ON OTHER REAL ESTATE
OWNED:
Balance at beginning of period                      $114                $-              $-                 $-                  $-
Provision charged to operations                      450                586              -                  -                   -
Charge-offs, net of recoveries                      (377)              (472)             -                  -                   -
                                                 --------           --------         --------          --------            --------
Balance at end of period                            $187               $114             $-                 $-                  $-
                                                 ========           ========         ========          ========            ========

<F1> Total loans represents loans, net, plus the allowance for loan losses.
     Total loans at June 30, 1996 includes $113.1 million of loans acquired from Conestoga.
<F2> The Bank adopted SFAS No. 114 on July 1, 1995. See ''Management's
     Discussion and Analysis of Financial Condition and Results of Operations-
     Impact of Accounting Standards.''

   The following table sets forth the Bank's allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated.


                                            At June 30,
        --------------------------------------------------------------------------------------------------------------------------
                  1997                     1996                      1995                   1994                       1993
        -----------------------   ---------------------   ----------------------   ----------------------     --------------------
                          Percent                 Percent                Percent                 Percent                 Percent
                          of Loans                of Loan                of Loans                 of Loan                of Loans
                           in Each                in Each                 in Each                 in Each                in Each
                          Category                Category               Category                Category                 Category
             Allowance    to Total    Allowance   to Total    Allowance   to Total    Allowance   to Total    Allowance   to Total
             Amount      Loans<F1>    Amount     Loans<F1>    Amount      Loans<F1>     Amount    Loans<F1>    Amount     Loans<F1>
             -------      ------      -------     ------      -------     ------       -------      ------     -------     -------
                                                               (Dollars In thousands)
Impaired
  loans <F2>   $122       0.58%         $955        1.30%       $-           -%           $-           -%         $-           -%
One-to-four
  family        820      19.04         1,171       29.90        556       14.25           398        14.66        391       17.52
Multi-family
  and
  underlying  7,398      66.83         3,808       50.81      3,372       61.72         2,267        59.68      1,773       56.77
  cooperative
Non-
  residential   862       5.84           605        6.63        103        6.60            72         6.63         54        6.02
Cooperative
  apartment   1,355       6.89         1,085       10.38      1,031       16.51           784        18.06        669       18.75
Other           169       0.82           188        0.98        112        0.92           112         0.97        109        0.94
           --------     ------        -------     ------     -------     ------       -------       ------     -------     ------
Total       $10,726     100.00%       $7,812      100.00%    $5,174      100.00%       $3,633       100.00%    $2,996      100.00%
            =======     ======        =======     ======     =======     ======       =======       ======     =======     ======

<F1>  Total loans represent gross loans less FHA and VA loans, which are government guaranteed loans.
<F2> The Bank adopted SFAS 114 effective July 1, 1995.  Prior to this date, impaired loans were not measured. At June 30, 1997 and 1996, impaired loans represent 0.57% and 1.27% of total loans.


INVESTMENT ACTIVITIES

   INVESTMENT STRATEGIES OF THE COMPANY - The Company's principal asset is its investment in the Bank's common stock, which amounted to $152.2 million at June 30, 1997
The Company's other investments at that date totaled $28.4 million, which are invested primarily in U.S. agency obligations which will be utilized for general business activities which may include, but are not limited to: (1) repurchases of Common Stock, (2) acquisition of other companies, (3) subject to applicable limitations, the payment of dividends, and/or (4) investments in the equity securities of other financial institutions and other investments not permitted for federally-insured institutions. There can be no assurance that the Company will engage in any of these activities in the future.

   Otherwise, the investment policy of the Company calls for investments in relatively short-term, liquid securities similar to such securities defined in the securities investment policy of the Bank.

   INVESTMENT POLICY OF THE BANK.   The securities
investment policy of the Bank, which is established by its Board of Directors, is designed to help the Bank achieve its overall asset/liability management objectives.
Generally, the policy calls for management to emphasize principal preservation, liquidity, diversification, short maturities and/or repricing terms, and a favorable return on investment when selecting new investments for the Bank's portfolio. The Bank's current securities investment policy permits investments in various types of liquid assets including obligations of the U.S. Treasury and federal agencies, investment grade corporate obligations, various types of mortgage-backed securities, commercial paper, certificates of deposit, and federal funds sold to select financial institutions periodically approved by the Board of Directors.

   Investment strategies are implemented by the Asset and Liability Management Committee ("ALCO") comprised of the
Chief Executive Officer, President, Executive Vice
President and other senior management officers. The strategies take into account the Bank's overall balance sheet, including loans and deposits, and are intended to protect and enhance the Company's earnings and market value. The strategies are reviewed monthly by the ALCO and reported regularly to the Board of Directors.

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

   MORTGAGE-BACKED SECURITIES.   In its securities
investment activities over the past few years the Company has increased its purchases of mortgage-backed securities, which provide the portfolio with investments consisting of desirable repricing, cash flow and credit quality characteristics. Mortgage-backed securities generally yield less than the loans that underlie the securities because of the cost of payment guarantees and credit enhancements that reduce credit risk to the investor. While mortgage-backed securities backed by federally sponsored agencies carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that fluctuating interest rates, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities. However, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings of the Company. Approximately
98.40% of the Company's $308.5 million mortgage-backed securities portfolio, which represented 23.46% of the Company's total assets at June 30, 1997, was comprised of securities backed by either the Governmental National
Mortgage Association (''GNMA''), FHLMC, or FNMA. In addition to the superior credit quality provided by the agency backing, the mortgage-backed securities portfolio also provides the Company with important interest rate risk management features. One year adjustable-rate mortgage-backed securities, which total $86.9 million, are the single largest component of the Company's mortgage-backed securities portfolio. These securities are structured so that the interest rate received by the Company adjusts annually in tandem with changes in other short-term market interest rates, a feature which reduces the Company's exposure to interest rate risk. The Company also has a $85.6 million investment in fixed-rate balloon mortgage-backed securities which provide a return of principal and interest on a monthly basis, and have original maturities of between five to seven years, at which point the entire remaining principal balance is repaid (the ''balloon'' payment). The remainder of the Company's mortgage-backed securities portfolio is split between a $15.5 million investment in seasoned pass-through certificates backed by GNMA, FNMA or FHLMC, with an average remaining maturity of 7 years, $43.6 million in 15 or 30 year fixed rate FNMA or GNMA securities, and an $76.9 million of Collateralized
Mortgage Obligations ("CMOs") comprised entirely of fixed rate, short-term classes with relatively little cash flow volatility or floating rate classes which reprice periodically.

   At June 30, 1997, the Bank has $72.5 million in CMOs and
REMICSs. All of the securities are undewritten by U.S agency obligations or highly reputable financial institutions. In addition, none of these securities have stripped principal and interest components and the Bank is positioned in priority tranches in all securities. The majority of these securities have been purchased from short-term borrowings as part of securities sold under agreement to repurchase transactions, in which these securities act as collateral for the borrowed funds. As of June 30, 1997, the fair value of these securities equal or exceed their cost basis.

   The Bank adopted SFAS 115 effective July 1, 1994.  SFAS
115 requires that investments in equity securities that have readily determinable fair values and all investments in debt securities be classified in one of the following three categories and accounted for accordingly: trading securities, securities available for sale, or securities held to maturity. The Company had no securities classified as trading securities during the year ended
June 30, 1996, and does not intend to trade securities.
Unrealized gains and losses on available for sale securities are excluded from earnings and are reported as a separate component of stockholders' equity, net of deferred taxes. At June 30, 1997, the Company had $288.8 million of securities classified as available for sale which represented 21.96% of total assets at June 30, 1997. Given the size of the available for sale portfolio, future fluctuations in market values of these securities could result in fluctuations in the Company's stockholders' equity.

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

The following table sets forth activity in the Company's mortgage-backed securities portfolio for the periods indicated.

                                                   For the Year Ended June 30,
                                             -----------------------------------
                                                  1997       1996         1995
                                              ---------    ---------   ---------
                                                           (In Thousands)
Amortized cost at beginning of period          $209,542      $90,543    $94,356
Purchases/ Sales (net)                          137,889       20,743     10,067
Principal repayments                            (41,021)     (25,871    (13,595)
Premium and discount amortization, net             (246)        (282       (285)
Securities acquired in purchase of Conestoga(1)      -       124,409          -
                                               ---------   ---------   ---------
Amortized cost at end of period                 306,164     $209,542    $90,543
                                               =========   =========   =========

(1) Amount comprised of $9.9 million of FHLMC securities, $38.4 million of FNMA securities, $70.1 of GNMA securities, and $6.0 million of CMOs.

The following table sets forth the amortized cost and fair value of the Company's securities at the dates indicated.

                                                                        At June 30,
                              --------------------------------------------------------------------------------------------------
                                            1997                                 1996 <F1>                        1995
                              ----------------------------      -----------------------------       ------------------------

                              Amortized Cost    Fair Value       Amortized Cost    Fair Value       Amortized Cost    Fair Value
                               ---------         ---------        ---------        ---------          ---------        ---------
                                                                      (In Thousands)
Mortgage-backed securities:
GNMA                             $103,974         $106,431          $88,133          $88,562            $24,402          $24,960
FNMA                               71,621           71,745           56,721           56,653              7,417            7,599
FHLMC                              58,226           58,536           56,122           56,153             54,888           55,382
CMOs                               72,343           72,500            8,566            8,589              3,836            3,964
                                ---------        ---------        ---------        ---------          ---------        ---------
Total mortgage-backed
  securities                      306,164          309,212          209,542          209,957             90,543           91,905
                                ---------        ---------        ---------        ---------          ---------        ---------
Investment securities:
U.S. treasury and agency          119,742          120,226          297,993          297,906             25,834           25,694
Other <F2>                         34,271           34,596           83,700           83,611             67,991           67,909
                                ---------        ---------        ---------        ---------          ---------        ---------
Total investment securities       154,013          154,822          381,693          381,517             93,825           93,603
Equity securities                   4,912            5,889            2,977            3,205              3,304            3,070
Net unrealized gain <F2>            3,710               -               575               -                 770               -
                                ---------        ---------        ---------        ---------          ---------        ---------
Total securities, net            $468,799         $469,923         $594,787         $594,679           $188,442         $188,578
                                =========        =========        =========        =========          =========        =========

<F1> Includes $9.9 million of FHLMC securities, $38.4 million of FNMA securities, $70.1 million in GNMA securities, $6.0 million in CMOs, $119.1 million in agency obligations, and $51.7 million in corporate obligations acquired from Conestoga.
<F2> The net unrealized gain at June 30, 1997, 1996  and 1995 relates to available for sale securities in accordance with SFAS No. 115. The net unrealized gain is presented in order to reconcile the ''Amortized Cost'' of the Company's securities portfolio to the recorded value reflected in the Consolidated Statements of Condition.

   CORPORATE DEBT OBLIGATIONS.   The Company
invests in the short-term investment grade debt obligations of various corporations.
Corporate debt obligations generally carry both a higher rate of return and a higher degree of credit risk than U.S. Treasury securities with comparable maturities. In addition, corporate securities are generally less liquid than comparable U.S. Treasury securities. In recognition of the additional risks associated with investing in these securities, the Company's investment policy limits new investments in corporate obligations to those companies which are rated single ''A'' or better by one of the nationally recognized rating agencies, and limits investments in any one corporate entity to the lesser of 1% of total assets or 15% of the Company's equity. At June 30,
1997, the Company's portfolio of corporate debt obligations totaled $31.1 million, or 6.63% of total assets.

The following table sets forth the amortized cost and fair value of the Company's securities, by accounting classification and by type of security, at the dates indicated.

                                                                        At June 30,
                              --------------------------------------------------------------------------------------------------
                                            1997                                 1996 <F1>                        1995
                              ----------------------------           -----------------------------       ------------------------

                                 Amortized Cost    Fair Value       Amortized Cost    Fair Value       Amortized Cost    Fair Value
                                  ---------         ---------        ---------        ---------          ---------        ---------
                                                                           (In Thousands)
Held-to-Maturity:
Mortgage-backed securities<F2>:
Pass through securities           $78,388             $79,075          $52,580          $52,596           $53,815          $54,172
                                 --------            ---------       ---------        ---------         ---------        ---------
Total mortgage-backed
       securities                  78,388              79,075          $52,580          $52,596           $53,815          $54,172
Investment securities <F3>        101,587             102,024           43,552           43,428            51,475           51,254
                                 --------            ---------        ---------        ---------        ---------        ---------
Total Held-to Maturity           $179,975            $181,099          $96,132          $96,024          $105,290         $105,426
                                 ========            =========        =========        =========        =========        =========
Available-for-Sale:
Mortgage-backed securities:
Pass through securities          $155,433            $157,637         $148,396         $148,772           $32,892          $33,769
CMOs                               72,343              72,500            8,566            8,589             3,836            3,964
                                 --------            ---------        ---------        ---------        ---------        ---------
Total mortgage-backed
  securities                      227,776             230,137          156,962          157,361            36,728           37,733
Investment securities <F3> <F5>    52,426              52,798          338,141          338,089            42,350           42,349
Equity securities                   4,912               5,889            2,977            3,205             3,304            3,070
Net unrealized gain <F4>            3,710                  -               575               -                770              -
                                 --------            ---------        ---------        ---------        ---------        ---------
Total Available-for-Sale         $288,824            $288,824         $498,655         $498,655           $83,152          $83,152
                                 ========            =========        =========        =========        =========        =========
Total securities, net            $468,799            $469,923         $594,787         $594,679          $188,442         $188,578
                                 ========            =========        =========        =========        =========        =========

<F1> Includes  $118.4  million of mortgage-backed  pass-
     through  securities,  $6.0  million  in  CMOs,  and
     $170.8 million  in  investment  securities acquired
     from  Conestoga.   Except,  for  $10.7  million  of
     investment  securities  which  were  classified  as
     held-to-maturity,  all  securities  acquired   were
     classified as available for sale.
<F2> Mortgage-backed  securities  include investments in
     CMOs and REMICs.
<F3> Includes corporate debt obligations.
<F4> The net unrealized gain at June 30, 1997, 1996  and
     1995 relates to available for  sale  securities  in
     accordance  with  SFAS  No. 115. The net unrealized
     gain  is  presented  in  order   to  reconcile  the
     ''Amortized  Cost''  of  the  Company's  securities
     portfolio to the recorded value   reflected  in the
     Consolidated Statements of Condition.
<F5> Amount   includes   $125.0  million  of  investment
     securities (short-term agency obligations) which matured on July 1, 1996 in order to coincide with the refund of excess subscription proceeds received in the Company's initial public offering.

   The following table  sets forth
certain information regarding  the
amortized  cost,  fair  value  and
weighted   average  yield  of  the
Company's debt  securities at June
30, 1997, by remaining  period  to
contractual maturity. With respect
to mortgage-backed securities, the
entire  amount is reflected in the
maturity  period that includes the
final security  payment  date and,
accordingly,  no  effect has  been
given  to  periodic repayments  or
possible prepayments.  Other  than
obligations  of  federal  agencies
and   GSEs,  the  Company  has  no
investments  in  securities issued
by any one entity in excess of 10%
of  stockholders' equity  at  June
30, 1997.


                                                 At June 30, 1997
                            ------------------------------------------------------------
                                         Held-to-Maturity       Available-for Sale
                            ------------------------------------------------------------
                                                                          Weighted                                        Weighted
                                        Amortized                         Average        Amortized                        Average
                                          Cost           Fair Value        Yield           Cost           Fair Value      Yield
                                        --------         --------         ------         --------         --------        ------
                                                                    (Dollars In Thousands)
Mortgage-backed securities:
Due within 1 year                        $7,536           $7,541           6.07%              $-              $-             -%
Due after 1 year but within 5 years      32,295           32,295           6.42            25,441           25,513         6.67
Due  after  5  years  but within 10
  years                                  28,803           29,105           6.93             7,338            7,330         6.70
Due after ten years                       9,754           10,134           7.95           194,997          197,295         7.06
                                        --------         --------                        --------         --------
Total                                    78,388           79,075           6.77           227,776          230,137         7.00
                                        --------         --------                        --------         --------
U.S. Treasury and Agency:
Due within 1 year                            -                -              -              4,000            3,999         5.72
Due after 1 year but within 5 years      75,133           75,509           6.89            25,461           25,506         6.31
Due  after  5  years  but within 10
  years                                  10,903           10,909           8.06             4,245            4,302         7.33
Due after ten years                          -                -              -                 -                -            -
                                        --------         --------                        --------         --------
Total                                    86,036           86,418           7.03            33,706           33,807         6.37
                                        --------         --------                        --------         --------
Corporate and Other
Due within 1 year                         5,248            5,255           6.30             6,490            6,528         6.83
Due after 1 year but within 5 years       8,829            8,858           6.26            10,981           11,215         7.05
Due  after  5  years  but within 10
  years                                     229              248           5.81             1,249            1,247         7.68
Due after ten years                       1,245            1,245           7.50                -                -            -
                                        --------         --------                        --------         --------
Total                                    15,551           15,606           6.37            18,720           18,990         7.01
                                        --------         --------                        --------         --------
Total:
Due within 1 year                        12,784           12,796           6.16            10,490           10,527         6.41
Due after 1 year but within 5 years     116,257          116,662           6.71            61,883           62,234         6.59
Due  after  5  years  but within 10
  years                                  39,935           40,262           7.28            12,832           12,879         7.00
Due after ten years                      10,999           11,379           7.50           194,997          197,295         7.06
                                        --------         --------                        --------         --------
Total                                  $179,975         $181,099           6.78%         $280,202         $282,935         6.93%
                                        ========         ========                        ========         ========

SOURCES OF FUNDS

   GENERAL.     Deposits,   repayments  of
loans   and   mortgage-backed  securities,
investment   security    maturities    and
redemptions,  and  short-  to  medium-term
borrowings from the FHLBNY, which  include
both  advances  and  repurchase agreements
treated  as  financings,   are  the  Bank's
primary sources of funding for its lending
and  investment activities.  The  Bank  is
also  active  in  the  secondary  mortgage
market,  selling  substantially all of its
new   long-term,  fixed-rate   residential
mortgage product to either FNMA, FHLMC, or SONYMA.

   DEPOSITS.    The  Bank offers a variety
of  deposit  accounts having  a  range  of
interest  rates   and   terms.   The  Bank
presently  offers savings accounts,  money
market accounts,  checking  accounts,  NOW
and  Super  NOW accounts, and certificates
of  deposit.  The   flow  of  deposits  is
influenced   significantly    by   general
economic conditions, changes in prevailing
interest rates, and competition from other
financial   institutions   and  investment
products. The Bank has not used brokers to
attract   and  retain  deposits,   relying
instead on  customer  service, convenience
and   long-standing   relationships   with
customers. Consequently,  the  communities
in which the bank maintains branch offices
have  historically provided the Bank  with
nearly  all  of  its deposits. At June 30,
1997, the Bank had  deposit liabilities of
$963.4 million, up $13.3 million from June
30,  1996.  Within total  deposits,  $40.1
million,    or    4.2%,    consisted    of
certificates  of  deposit with balances of
$100,000 or greater. Individual Retirement
Accounts   (''IRA's'')    totaled    $98.0
million, or 10.3% of total deposits.

The following table presents the deposit activity of the Bank for the periods indicated.

                                                       For the Year Ended June 30,
                                              --------------------------------------------------
                                                 1997                 1996                 1995
                                              ---------            ---------            ---------
                                                                   (In thousands)
Deposits                                      $1,702,024             $696,881            $699,479
Withdrawals                                    1,729,025              718,534             709,317
                                               ---------            ---------            ---------
Withdrawals in excess of deposits                (27,001)             (21,653)             (9,838)
Deposits acquired in purchase of                      -               394,250                  -
Conestoga <F1>
Interest credited                                 40,282               22,676              17,918
                                               ---------            ---------            ---------
Total increase in deposits                       $13,281             $395,273              $8,080
                                               =========            =========            =========

<F1> Amount comprised of $216.3 million in certificate of deposits,
     $129.2 in savings accounts, $16.9 million in checking accounts, $30.8 million in money market accounts, and $954,000 in NOW and Super NOW accounts.

At June 30, 1997 the Bank had $46.8 million in certificate of deposit accounts over $100,000 maturing as follows:
                                                             Weighted
                                                              Average
                                               Amount           Rate
                                               ---------     ---------
                                                 (Dollars In Thousands)
Maturity Period
Within three months                              $9,568           5.33%
After three but within six months                 7,157           5.25
After six but within twelve months               10,572           5.66
After 12 months                                  19,509           6.21
                                               ---------
Total                                           $46,806           5.76%
                                               =========

   The following table sets forth the distribution of the Bank's deposit accounts and the related weighted\ average interest rates at the dates indicated.


                                                            At June 30,
                       ------------------------------------------------------------------------------------------------------------
                                  1997                                         1996                              1995
                       ------------------------------------    ----------------------------------      ----------------------------
                                       Percent    Weighted                  Percent     Weighted               Percent of  Weighted
                                      of Total    Average                   of Total     Average                  Total     Average
                          Amount      Deposits      Rate        Amount      Deposits      Rate       Amount     Deposits     Rate
                          ------       ------        ------     ------       ------       ------     ------     ------      ------
                                                               (Dollars In Thousands)
Checking accounts        $27,391        2.84%          - %      $27,684        2.91%           - %   $10,219      1.85%         -%
NOW accounts              15,817        1.64         1.24        15,029        1.58        1.50       13,877      2.50        1.50
Super NOW accounts           507        0.05         1.24           552        0.06        1.50          674      0.12        1.50
Money market accounts     33,530        3.48         2.96        45,948        4.84        3.04       16,698      3.01        2.65
Savings accounts         344,377       35.75         2.27       365,146       38.43        2.50      238,217     42.93        2.50
Certificates
  of deposit             541,773       56.24         5.61       495,755       52.18        5.50      275,156     49.59        5.72
                          ------       ------                   -------       ------                  ------     ------
Totals                  $963,395      100.00%                  $950,114      100.00%                $554,841    100.00%
                         =======       ======                   =======       ======                  ======     ======

   The following table presents, by interest rate ranges, the amount of certificate accounts outstanding at the dates indicated and the period to maturity of the certificate accounts outstanding at June 30, 1997.

                                  Period  to  Maturity  at June 30, 1997              Total  at June 30,
                            -----------------------------------------------       --------------------------------------
                            Less than          One to           Four to Five
Interest Rate Range          One Year        Three Years          Years           1997             1996           1995
---------------             ---------         ---------         ---------         ---------      ---------     ---------
                                                                (In Thousands)
4.00% and below                  $11                $1               $-                $12          $3,300       $20,646
4.01% to 5.00%                82,249             2,605                -             84,854         204,826        45,135
5.01% to 6.00%               210,580            63,386             8,099           282,065         144,331        86,389
6.01% to 7.00%                16,786           135,198             6,544           158,528         116,545       112,929
7.01% and above                3,828            12,409                77            16,314          26,753        10,057
                            ---------         ---------         ---------         ---------       ---------     ---------
Total                       $313,454          $213,599           $14,720          $541,773        $495,755      $275,156
                            =========         =========         =========         =========       =========     =========

   BORROWINGS. The Bank has been a member and shareholder of the FHLBNY since February 14, 1980. One of the privileges accorded FHLBNY shareholders is the ability to borrow money under various lending (''Advance'') programs at competitive interest rates. The Bank's total borrowing capacity at the FHLBNY at June 30, 1997 is in excess of $166.4 million. Included as part of the total borrowing capacity at the FHLBNY, the Bank has been approved for an ''Overnight Line of Credit'' of $50.0 million, and a $50.0 million ''One-Month Overnight Line of Credit,'' both priced at 0.125% over the prevailing federal funds rate.

        The Bank had borrowings (''Advances'') from the Federal Home Loan Bank of New York totaling $63.2 million and $15.7 million at June 30, 1997 and 1996, respectively. The average cost of FHLB advances was 5.79% and 5.40%, respectively, during the years ended June 30, 1997 and 1996, and the average interest rate on outstanding FHLB advances was 6.18% and 5.40%, respectively, at June 30, 1997 and 1996. At June 30, 1997, in accordance with the Advances, Collateral Pledge and Security Agreement, the Bank maintained in excess of $69.5 million of qualifying collateral (principally bonds and mortgage-backed securities), as defined, to secure such advances.

   Securities sold with agreement to repurchase totaled $76.3 million at June 30, 1997. The mortgage-backed securities sold with agreement to repurchase mature at various periods beginning in May, 2001. Borrowings under such reverse repurchase agreements involve the delivery of securities to broker-dealers who arrange the transactions. The securities remain registered in the name of the Bank, and are returned upon the maturities of the agreements. Funds to repay the Bank's securities sold with agreement to repurchase at maturity will be provided primarily by cash received from the maturing securities.

   Presented below is information concerning securities sold with agreement to repurchase and FHLB Advances for the years ended June 30, 1997, 1996 and 1995:

Securities sold Under Agreement to Repurchase:

                                                             At or For the Year Ended June 30,
                                                            ------------------------------------
                                                       1997                 1996                 1995
                                                    ---------            ---------            ---------
                                                                (Dollars In Thousands)
Balance outstanding at end of period                $76,333                $11,998              $2,110
Average interest cost at end of period                 5.69%                  6.00%               7.50%
Average balance outstanding                          32,374                 $2,148               2,212
Average interest cost during the year                  5.73%                  7.13%               7.25%
Carrying value of underlying collateral             $83,778                $13,433              $2,767
Estimated market value of underlying collateral      84,172                $13,660              $2,843
Maximum balance outstanding at month end
  during period                                      76,333                 11,998               2,164

FHLB Advances:

                                                             At or For the Year Ended June 30,
                                                            ------------------------------------
                                                       1997                 1996                 1995
                                                    ---------            ---------            ---------
                                                                  (Dollars In Thousands)
Balance outstanding at end of period                $63,210                $15,710             $15,710
Average interest cost at end of period                 6.18%                  5.40%               5.40%
Average balance outstanding                         $20,121                $15,710             $15,710
Average interest cost during the year                  5.79%                  5.40%               5.40%
Maximum balance outstanding at month end
  during period                                     $63,210                $15,710             $15,710


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

   The Bank has three wholly-owned subsidiary corporations. Havemeyer Brokerage Corporation (''HBC''), prior to April, 1997, was engaged in the sale of insurance and annuity products primarily to the Bank's customers and members of the local community. Effective April 1, 1997, HBC, with the approval of the OTS, was redesignated as an operating subsidiary, whose primary function is the management of a securities portfolio. In May, 1997, the Bank transferred approximately $139.0 million in investment securities to HBC and HBC began its new form of operations. As of June 30, 1997, HBC had $140.7 million in consolidated assets, and for the year ended June 30, 1997, had pre-tax income of $1.5 million. Havemeyer Equities Corporation (''HEC'') and Boulevard Funding Corporation (''BFC'') are currently inactive. As of June 30, 1997, HEC had $902 and BFC had $1,464 of consolidated assets. The Bank has formed a new subsidiary, Havemeyer Investment Inc. ("HII"), whose primary operations will be sales of insurance and annuity products to the Bank's customers, and is currently awaiting final approval from the OTS for HII to begin operations.

PERSONNEL

   As of June 30, 1997, the Company had 209 full-time employees and 80 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

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

   THE 1996 ACT. Under the 1996 Act, for its current and future taxable years, the Bank is not permitted to make additions to its tax bad debt reserves. The Bank will be allowed to deduct bad debts as incurred. In addition, the Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of July 1, 1996 (other than its supplemental reserve for losses on loans) over the balance of such reserves as of June 30, 1988 (or over a lesser amount if the Bank's loan portfolio decreased since June 30, 1988). As a result of such recapture, the Bank will pay additional federal tax of approximately $1.1 million. Since the Bank had already provided a deferred income tax liability for this amount prior to the enactment of the 1996 Act, the enactment of the 1996 Act did not adversely impact the Bank's financial condition or results of operations. Moreover, such recapture will be suspended for each of the two successive taxable years, beginning July 1, 1996, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year. The recapture was suspended based upon the Bank's origination levels during the tax year ended June 30, 1997.

   Distributions. Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserve balance as of June 30, 1988, to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

   The amount of additional taxable income created from a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. See "Regulation" and "Dividend Policy" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

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

   On July 30, 1996, New York State (the "State") enacted legislation, effective January 1, 1996, which generally retains the percentage of taxable income method for computing allowable bad debt deductions and does not require the Bank to recapture into income State tax bad debt reserves unless one of the following events occur: 1) the Bank's retained earnings represented by the reserve is used for purposes other than to absorb losses from bad debts, including dividends in excess of the Bank's earnings and profits or distributions in liquidation or in redemption of stock; 2) the Bank fails to qualify as a thrift as provided by the State tax law, or 3) there is a change in state tax law. The Bank had a deferred tax liability of approximately $1.9 million recorded for the excess of State tax bad debt reserves over its reserve at December 31, 1987 in accordance with SFAS 109. In December, 1996 after evaluating the State tax legislation, as well as relevant accounting literature and industry practices, management of the Bank concluded that this liability was no longer required to be recorded, and recovered the full deferred tax liability. This recovery resulted in a reduction of income tax expense during the year ended June 30, 1997 for the full amount of the recovered deferred tax liability.

   The Bank's deduction with respect to non-qualifying loans must be computed under the Experience Method which is based on the Bank's actual charge-offs. Each year the Bank will review the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserves.

   The New York State tax rate for the 1997 calendar year is 10.755% (including commuter transportation and other surcharges) of net income. In general, the Company will not be required to pay New York State tax on dividends and interest received from the Bank.

   CITY OF NEW YORK. The Bank and the Company are also subject to a similarly calculated New York City banking corporation tax of 9% on income allocated to New York City.

   On March 11, 1997, New York City enacted legislation, effective January 1, 1996, which conformed its tax law regarding bad debt deductions to New York State's tax law. As a result of this legislation, the Bank, in March, 1997, recovered a deferred tax liability of approximately $1.0 million previously recorded for the excess of New York City tax bad debt reserves over its base year reserve at December 31, 1987. This recovery resulted in a reduction of income tax expense during the year ended June 30, 1997 for the full amount of the recovered deferred tax liability.

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


REGULATION OF FEDERAL SAVINGS ASSOCIATIONS

   BUSINESS ACTIVITIES. The Bank derives its lending and investment powers from the Home Owner's Loan Act, as amended (''HOLA''), and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400% of an association's capital on the aggregate amount of loans secured by non-residential real estate property;
(c) a limit of 20% of an association's assets on commercial loans; (d) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA); and (f) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

   LOANS TO ONE BORROWER. Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At June 30, 1997, the Bank's limit on loans to one borrower was $22.8 million. At June 30, 1997, the Bank's largest aggregate amount of loans to one borrower was $13.0 million and the second largest borrower had an aggregate balance of $9.0 million.

   QTL TEST. HOLA requires a savings association to meet a QTL test. A savings association may satisfy the QTL test by maintaining at least 65% of its ''portfolio assets'' in certain ''qualified thrift investments'' in at least nine months of the most recent twelve-month period. ''Portfolio assets'' means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) certain intangibles, including goodwill and credit card and purchased mortgage servicing rights, and (c) the value of property used to conduct the association's business. ''Qualified thrift investments'' includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, small business loans, education loans, and credit card loans. At June 30, 1997, the Bank maintained 94.4% of its portfolio assets in qualified thrift investments. The Bank had also satisfied the QTL test in each of the prior 12 months and, therefore, was a qualified
thrift lender.   A  savings  association may  also  satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986.

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

   The OTS regulations require a savings association with ''above normal'' interest rate risk to deduct a portion of such capital from its total capital to account for the ''above normal'' interest rate risk. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (I.E., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) resulting from a hypothetical 2% increase or decrease in market rates of interest, divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. At the times when the 3-month Treasury bond equivalent yield falls below 4%, an association may compute its interest rate risk on the basis of a decrease equal to one-half of that
Treasury rate rather than on the basis of 2%. A savings association whose measured interest rate risk exposure exceeds 2% would be considered to have ''above normal'' risk. The interest rate risk component is an amount equal to one-half of the difference between the association's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Any required deduction for interest rate risk becomes effective on the last day of the third quarter following the reporting date of the association's financial data on which the interest rate risk was computed. The OTS has indefinitely deferred the implementation of the intrest rate risk component in the computation of an institution's risk-based capital requirements. The OTS continues to monitor the interest rate risk of individual institutions and retains the right to impose additional capital requirements on individual institutions.

      The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at June 30, 1997:
                                Actual            Minimum Capital Requirement
                       -----------------------     ---------------------------
                         Amount         Ratio            Amount         Ratio
                       ---------      ---------        ----------    ----------
As of June 30, 1997:                   (Dollars In Thousands)
   Tangible             $124,118           9.86%           $18,873         1.5%
   Core Capital          124,182           9.87             37,748         3.0%
   Risk-based capital    132,465          19.99             53,009         8.0%

The following is a reconciliation of generally accepted accounting principles
(GAAP) capital to regulatory capital for the Bank:

                                                At June 30, 1997
                                  Tangible           Core           Risk-Based
                                   Capital           Capital          Capital
                                 ---------           ---------       ---------
                                                  (In Thousands)
GAAP capital                      $152,198             $152,198      $152,198
                                 ---------           ---------      ---------
Non-allowable assets:
Core deposit intangible                (64)                  -              -
Unrealized gain on available for
   sale securities                  (1,583)             (1,583)         (1,583)
Goodwill                           (26,433)            (26,433)        (26,433)
General valuation allowance              -                   -           8,283
                                  ---------           ---------      ---------
Regulatory capital                 124,118             124,182         132,465
Minimum capital requirement         18,873              37,748          53,009
                                  ---------           ---------      ---------
Regulatory capital excess         $105,245             $86,434         $79,456
                                  =========           =========      =========

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

   LIQUIDITY. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5%. OTS regulations also require each savings association to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the month ended June 30, 1997 was 14.98%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

   ASSESSMENTS. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report. The Bank's assessment expense during the year ended June 30, 1997 totaled $423,000.

   BRANCHING. Subject to certain limitations, HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such a branch is available (a) in states that expressly authorize branches of savings associations located in another state and (b) to an association that either satisfies the QTL test for a "qualified thrift lender," or qualifies as a ''domestic building and loan association'' under the Internal Revenue Code of 1986, which imposes qualification requirements similar to those for a ''qualified thrift lender'' under HOLA. See ''QTL Test.'' The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association's activities. This authority under HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

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

   INSURANCE OF DEPOSIT ACCOUNTS - Savings associations are subject to a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the risk-based assessment system, which began in 1993, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period. The three capital categories consist of (a) well capitalized, (b) adequately capitalized, or (c) undercapitalized. The FDIC also assigns an institution to one of the three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based upon a supervisory evaluation provided to the FDIC by the institutions primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. As a result of the Deposit Insurance Funds Act of 1996 (the "Funds Act"). Both the BIF and SAIF currently satisfy the reserve ratio requirement. See "Recent Development - Insurance
Expense - SAIF  Recapitalization."   If  the  FDIC  determines that assessment
rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. If such action is taken, it could have an adverse effect upon the earnings of the Bank.

   The Funds Act also amended the FDIA to recapitalize the SAIF and to expand the assessment base for the payments of FICO bonds. Beginning January 1, 1997, the assessment base included the deposits of both BIF and SAIF-insured institutions. See "Recent Development - Insurance Expense - DSAIF Recapitalization." Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessments for the payments of FICO bonds for the semi-annual period beginning January 1, 1997 was 0.0130% for BIF-assessable deposits and 0.0648% for SAIF-assessable deposits. For the semi-annual period beginning on July 1, 1997, the rates of assessment for FICO bonds are 0.0126% for BIF-assessable deposits and 0.0630% for SAIF-assessable deposits.

   FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLBNY, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLBNY, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the greater of 1% of the aggregate
principal  amount  of  its   unpaid  residential  mortgage  loans  and  similar
obligations at the beginning of each year or one-twentieth{ }of its advances (borrowings) from the FHLBNY. The Bank was in compliance with this requirement with an investment in FHLB stock at June 30, 1997, of $8.3 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. The FHLBNY paid dividends on the capital stock of $503,027, $332,964, and $367,131 and during the years ended June 30, 1997, 1996 and 1995, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of FDICIA and the
Financial   Institutions   Reform,   Recovery   and  Enforcement  Act  of  1989
(''FIRREA'') on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Bank.

   FEDERAL RESERVE SYSTEM. The Bank is subject to provisions of the FRA and the FRB's regulations pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $49.3 million. The amount of aggregate transaction accounts in excess of $49.3 million are currently subject to a reserve ratio of 10%, which ratio the FRB may adjust between 8% and 12%. The FRB regulations currently exempt $4.4 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve ''discount window,'' but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

   As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to satisfy the QTL test. See ''- Regulation of Federal Savings Associations - QTL Test'' for a discussion of the QTL requirements. Upon any non-supervisory acquisition by the Company of another savings association or of a savings bank that meets the QTL test and is deemed to be a savings association by the OTS and that will be held as a separate subsidiary, the Company will become a multiple savings association holding company and will be subject to limitations on the types of business activities in which it can engage. HOLA limits the activities of a multiple savings association holding company and its non-insured association subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the BHC Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

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

   Transactions between the Company and the Bank, including any of its subsidiaries, and any of its affiliates are subject to various conditions and limitations. See '' Regulation of Federal Savings Associations - Transactions with Related Parties.'' The Bank must give 30-days written notice to the OTS prior to any declaration of the payment of any dividends or other capital distributions to the Company. See ''- Regulation of Federal Savings Associations - Limitation on Capital Distributions.''

FEDERAL SECURITIES LAWS

   The Company's Common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

ITEM 2 - PROPERTIES
   The Bank conducts its business through fifteen full-service offices, including eight offices acquired from Conestoga in June, 1996. The Bank's Main Office and headquarters is located at 209 Havemeyer Street, Brooklyn, New York. The Bank believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.


                                           Leased or          Date Leased or     Lease Expiration           Net Book Value
                                              Owned            or Acquired            Date                 at June 30, 1997
                                           --------           --------           ------------                 ------------
ADMINISTRATIVE OFFICE                      Owned                1989               -                             $3,985,014
        275 South 5th Street
       Brooklyn. New York  11211
MAIN OFFICE                                Owned                1906               -                               $358,939
       209 Havemeyer Street
       Brooklyn, New York  11211
AVENUE M BRANCH                            Owned                1993               -                               $467,368
        1600  Avenue  M at East 16{th}
Street
       Brooklyn, New York  11230
BAYSIDE BRANCH                             Leased               1974               May, 2004                        $48,882
       61-38 Springfield Boulevard
       Bayside, New York  11364
BELLMORE BRANCH                            Owned                1973               -                               $499,146
       2412 Jerusalem Avenue
       Bellmore, New York  11710
BENSONHURST BRANCH                         Owned                1978               -                             $1,097,205
        1545 86th Street
       Brooklyn, New York  11228
BRONX BRANCH <F1>                           Leased              1965               October, 2006                    $31,102
       1931 Turnbull Avenue
       Bronx, New York  10473
GATES AVENUE BRANCH                        Owned                1905               -                               $273,994
       1012 Gates Avenue
       Brooklyn, New York  11221
HILLCREST BRANCH                           Leased               1971               May, 2001                        $52,285
       176-47 Union Turnpike
       Flushing, New York  11366
KINGS HIGHWAY BRANCH                       Owned                1976               -                               $810,201
       1902-1904 Kings Highway
       Brooklyn, New York  11229
MARINE PARK BRANCH <F2>                    Owned                1993               -                               $815,842
       2172 Coyle Street
       Brooklyn, NY  11229
MERRICK BRANCH                             Owned                1960               -                               $233,059
       1775 Merrick Avenue
       Merrick, New York  11566
PORT WASHINGTON BRANCH                     Owned                1971               -                               $470,284
       1000 Port Washington Boulevard
         Port   Washington,  New  York
11050
ROSLYN BRANCH <F5>                         Owned                1990               -                             $2,967,444
        1075 Northern Boulevard
       Roslyn, NY  11576
WESTBURY BRANCH <F3>                        <F4>                1994               -                               $552,277
       622 Old Country Road
       Westbury, New York  11590
WHITESTONE BRANCH                          Owned                1979               -                               $807,409
       24-44 Francis Lewis Boulevard
       Whitestone, New York  11357

<F1>  The  Bank  has  an option to extend this lease for an additional ten year term at fair market rent, as determined by the agreement of the parties or, if the parties cannot agree, by arbitration.
<F2>  Prior to October 2, 1993, this branch office was located at 2161 Coyle
      Street, Brooklyn, New York.
<F3>  This branch office opened April 29, 1995.
<F4>  Building owned, land leased.   Lease expires in October, 2003.
<F5>  Includes premises utilized by Help Center Service and Havemeyer Brokerage
      Corp.

ITEM 3 - LEGAL PROCEEDINGS

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                    PART II

ITEM 5- MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Information regarding the market for the Company's common stock and related stockholder matters appears in the 1997 Annual Report under the caption "Market for the Company's Common Stock and Related Stockholder Matters," and is incorporated herein by this reference.

ITEM 6. - SELECTED FINANCIAL DATA

Information regarding selected financial data appears in the 1997 Annual Report to Shareholders for the year ended June 30, 1997 ("1997 Annual Report") under the caption "Financial Highlights," and is incorporated herein by this reference.

ITEM 7. -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information regarding management's discussion and analysis of financial condition and results of operations appears in the 1997 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by this reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information regarding market risk appears in the 1997 Annual Report to Shareholders under the caption "Discussion of Market Risk" and is incorporated herein by reference.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information regarding financial statements and supplementary data, including the Independent Auditors' Report appears in the 1997 Annual Report under the captions:
"Independent Auditors' Report," "Consolidated Statements of Financial Condition at June 30, 1997 and 1996,"
"Consolidated Statements of Operations for each of the years in the three year period ended June 30, 1997,"
"Consolidated Statements of Stockholders' Equity for each of the years in the three year period ended
June 30, 1997," "Consolidated Statements of Cash Flows for each of the years in the three year period ended
June 30,1997,"and "Notes to Consolidated Financial Statements," and is incorporated herein by this reference.

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   Information regarding directors and executive officers of the Company is presented under the headings "Proposal 1 - Election of Directors - General, "- Information as to Nominees and Continuing Directors,""- Nominees for Election as Director," "-Continuing Directors," "-Meetings and Committees of the Board of Directors," "-Executive Officers," "-Directors' Compensation," "-Executive Compensation," and "-Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on November 13, 1997 (the "Proxy Statement") which will be filed with the SEC within 120 days of June 30, 1997, and is incorporated herein by reference.


ITEM 11. - EXECUTIVE COMPENSATION

   Information regarding executive and director compensation is presented under the headings "Election of Directors - Directors' Compensation," "- Executive Compensation," "-Summary Compensation Table," "Employment Agreements," "- Employee Retention Agreements," "-Employee Severance Compensation Plan," and "- Benefits," in the Proxy Statement and is incorporated herein by reference.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information regarding security ownership of certain beneficial owners and management is included under the headings "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.


ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Information regarding certain relationships and related transactions is included under the heading "Transactions with Certain Related Persons" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

      The following consolidated financial statements and schedules of the Company, and the independent auditors' report thereon are included in the Company's Annual Report to Shareholders for the year ended June 30, 1997, and are incorporated herein by reference:

      Independent Auditors' Report
      Consolidated Statements of Financial Condition at June 30, 1997 and 1996 Consolidated Statements of Operations for each of the years in the three year period ended June 30, 1997

      Consolidated Statements of Stockholders' Equity  for each of the years in the three year period ended June 30, 1997
      Consolidated Statements of Cash Flows for each of the years in the three year period ended June 30,1997
      Notes to Consolidated Financial Statements
      Quarterly Results of Operations (Unaudited) for each of the years in the two year period ended June 30, 1997

      The remaining information appearing in the 1997 Annual Report is not deemed to be filed as a part of this report, except as expressly provided herein.

  2. Financial Statement Schedules

   Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K filed during the quarter ended June 30, 1997
      On May 16, 1997, the Company filed a Current Report on Form 8-K regarding the death of James M. Fox, director.

(c) Exhibits Required by Item 601 of Securities and Exchange Commission Regulation S-K:

EXHIBIT
NUMBER
------------
3.1    Certificate of Incorporation of Dime Community Bancorp, Inc. (1)
3.2    Bylaws of Dime Community Bancorp, Inc. (2)
4.1    Certificate of Incorporation of Dime Community Bancorp, Inc. (1)
4.2    Bylaws of Dime Community Bancorp, Inc. (2)
4.3    Draft Stock Certificate of Dime Community Bancorp, Inc. (1)
10.1 Agency Agreement, by and among Dime Community Bancorp, Inc., The Dime Savings Bank of Williamsburgh and Sandler O'Neill & Partners, L.P. (1)
10.2 Agreement and Plan of Merger dated as of the 2nd day of November, 1995 by and between The Dime Savings Bank of Williamsburgh and Conestoga Bancorp, Inc. (3)
10.3 Stock Option Agreement dated as of the 2nd day of November, 1995 by and between The Dime Savings Bank of Williamsburgh and Conestoga Bancorp, Inc. (3)
10.4 Engagement Letter, dated September 11, 1995 between The Dime Savings Bank of Williamsburgh and Ryan Beck & Co., Inc. (1)
10.5 Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Vincent F. Palagiano (4)
10.6 Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Michael P. Devine (4)
10.7 Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Kenneth J. Mahon (4)
10.8 Employment Agreement between Dime Community Bancorp, Inc. and Vincent F. Palagiano (4)
10.9 Employment Agreement between Dime Community Bancorp, Inc. and Michael P. Devine (4)
10.10 Employment Agreement between Dime Community Bancorp, Inc. and Kenneth J. Mahon (4)
10.11 Form of Employee Retention Agreements by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain executive officers (4)
10.12 Employee Stock Ownership Plan of Dime Community Bancorp, Inc. and certain affiliates (1)
10.13 First Amendment to Employee Stock Ownership Plan of Dime Community Bancorp, Inc. and Certain Affiliates (4)
10.14  ESOP Loan Commitment Letter and ESOP Loan Documents (4)
10.15 The Dime Savings Bank of Williamsburgh 401(k) Savings Plan in RSI Retirement Trust (1)

10.18 Seventh, Eighth and Ninth Amendments to The Dime Savings Bank of Williamsburgh 401(k) Savings Plan in RSI Retirement Trust (4)
10.16a Tenth and Eleventh Amendments to The Dime Savings Bank of Williamsburgh 401(k) Savings Plan in RSI
       Retirement Trust
10.17  The Benefit Maintenance Plan of Dime Community Bancorp, Inc.
10.18  Severance Pay Plan of The Dime Savings Bank of Williamsburgh (4)
10.19  Retirement Plan for Board Members of Dime Community Bancorp, Inc. (4)
10.20 Dime Community Bancorp, Inc. Stock Option Plan for Outside Directors, Officers and Employees, as amended by amendments number 1 and 2.
10.21 Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community
       Bancorp, Inc., as amended by amendments number 1 and 2.
10.22 Form of stock option agreement for Outside Directors under Dime Community Bancorp, Inc. 1996 Stock
       Option Plan for Outside Directors, Officers and Employees
10.23 Form of stock option agreement for officers and employees under Dime Community Bancorp, Inc. 1996
       Stock Option Plan for Outside Directors, Officers and Employees
10.24 Form of award notice for outside directors under the Recognition and Retention Plan for Outside Directors,
       Officers and Employees of Dime Community Bancorp, Inc.
10.25 Form of award notice for officers and employees under the Recognition and Retention Plan for Outside
       Directors, Officers and Employees of Dime Community Bancorp, Inc.
11.0   Statement Re:  Computation of Per Share Earnings
13.1   1997 Annual Report to Shareholders
21.1   Subsidiaries of the Registrant (1)
27.1   Financial Data Schedule (EDGAR filing only)

(1) Incorporated by reference to Exhibits to the Registration Statement on Form S-1, No. 33-80735 filed on December 22, 1995, as amended.
(2) Incorporated by reference to the registrant's 10-Q dated December 31, 1996.
(3) Incorporated by reference to the Schedule 13D of The Dime Savings Bank of Williamsburgh, filed with the Commission on November 23, 1995.
(4) Incorporated by reference to Exhibits to the Annual Report on Form 10-K for the fiscal year ended June 30, 1996 filed on September 27, 1996.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, as amended, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on September 26, 1997.

                  Dime Community Bancorp, Inc.


                By:  /S/ VINCENT F. PALAGIANO
                     ----------------------------------
                     Vincent F. Palagiano
                     Chairman of the Board
                       and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.


              NAME                              TITLE                           DATE

 /S/ VINCENT F. PALAGIANO
Vincent F. Palagiano              Chairman of the Board and Chief         September 26,1997
                                  Executive Officer (Principal
                                  executive officer)
 /S/ MICHAEL P. DEVINE
Michael P. Devine                 President and Chief Operating          September 26, 1997
                                  Officer and Director
 /S/ KENNETH J. MAHON
Kenneth J. Mahon                  Executive Vice President,              September 26, 1997
                                  Secretary and Chief Financial
                                  Officer (Principal financial
                                  officer)
 /S/ ANTHONY BERGAMO
Anthony Bergamo                   Director                               September 26, 1997
 /S/ GEORGE L. CLARK, JR.
George L. Clark, Jr.              Director                               September 26, 1997
 /S/ STEVEN D. COHN
Steven D. Cohn                    Director                               September 26, 1997
 /S/ PATRICK E. CURTIN
Patrick E. Curtin                 Director                               September 26, 1997
 /S/ JOSEPH H. FARRELL
Joseph H. Farrell                 Director                               September 26, 1997
 /S/ FRED P. FEHRENBACH
Fred P. Fehrenbach                Director                               September 26, 1997
 /S/ JOHN J. FLYNN
John J. Flynn                     Director                               September 26, 1997
 /S/ MALCOLM T. KITSON
Malcolm T. Kitson                 Director                               September 26, 1997
 /S/ STANLEY MEISELS
Stanley Meisels                   Director                               September 26, 1997
 /S/ LOUIS V. VARONE
Louis V. Varone                   Director                               September 26, 1997