Form 10-Q
period 1997-09-30
DIME COMMUNITY BANCORP INC
filed 1997-11-14
CIK 1005409

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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
(1)  YES  X    NO ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASSES OF COMMON STOCK     NUMBER OF SHARES OUTSTANDING, OCTOBER 31, 1997

           $.01 Par Value                        12,624,750

                      PART I - FINANCIAL INFORMATION
                                                                      PAGE
Item 1.  Financial Statements
    Consolidated  Statements of Condition at September 30, 1997
      (Unaudited) and June 30, 1997                                3
    Consolidated Statements of Operations for the Three months
      Ended September 30, 1997 and 1996 (Unaudited)                4
    Consolidated Statements of Changes in Stockholders' Equity
      for the Three  months Ended September 30, 1997 (Unaudited)   5
    Consolidated Statements of Cash Flows for the Three months
      Ended September 30, 1997 and 1996 (Unaudited)                6
    Notes to Consolidated Financial Statements (Unaudited)         7-8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     9-18

Item 3   Quantitative and Qualitative Disclosure
           About Market Risk                                       18

                      PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                         18
Item 2.  Changes in Securities and Use of Proceeds                 18
Item 3.  Defaults Upon Senior Securities                           18
Item 4.  Submission of Matters to a Vote of Security Holders       18
Item 5.  Other Information                                         19
Item 6.  Exhibits and Reports on Form 8-K                          19

         Signatures                                                20
         Exhibits                                                  21


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

                  DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                                                         AT SEPTEMBER 30,             AT JUNE 30,
                                                                                        1997 (UNAUDITED)                  1997
                                                                                       -------------------          --------------
ASSETS:
Cash and due from banks                                                                           $13,468                  $19,198
Investment securities held to maturity (estimated market value of $109,131
   and $102,024 at September 30, 1997 and June 30, 1997, respectively)                            108,515                  101,587
Investment securities available for sale:
    Bonds and notes (amortized cost of $46,346 and $52,426 at September 30,
    1997 and June 30, 1997, respectively)                                                          46,797                   52,798
Marketable equity securities (historical cost of $4,925 and $4,912 at
    September 30, 1997 and June 30, 1997, respectively)                                             6,470                    5,889
Mortgage backed securities held to maturity (estimated market value of
    $75,525 and $79,075 at September 30, 1997 and June 30, 1997, respectively)                     74,512                   78,388
Mortgage backed securities available for sale (amortized cost of $237,759
    and $227,776 at September 30, 1997 and June 30, 1997, respectively)                           241,272                  230,137
Federal funds sold                                                                                 37,560                   18,902
Loans:
    Real estate                                                                                   794,790                  744,246
   Other loans                                                                                      5,788                    6,076
   Less: Allowance for loan losses                                                                (11,150)                 (10,726)
                                                                                       -------------------          ---------------
   Total loans, net                                                                               789,428                  739,596
                                                                                       -------------------          ---------------
Loans held for sale                                                                                   163                      262
Premises and fixed assets                                                                          13,839                   13,995
Federal Home Loan Bank of New York Capital Stock                                                    8,322                    8,322
Other real estate owned, net                                                                        1,084                    1,697
Goodwill                                                                                           25,832                   26,433
Other assets                                                                                       18,094                   17,822
                                                                                       -------------------           --------------
TOTAL ASSETS                                                                                   $1,385,356               $1,315,026
                                                                                       ===================           ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Due to depositors                                                                                $997,708                 $963,395
Escrow and other deposits                                                                          17,252                   14,974
Securities sold under agreements to repurchase                                                     99,519                   76,333
Federal Home Loan Bank of New York advances                                                        76,005                   63,210
Accrued postretirement benefit obligation                                                           2,589                    2,546
Other liabilities                                                                                   5,332                    3,679
                                                                                       -------------------          ---------------
TOTAL LIABILITIES                                                                               1,198,405                1,124,137
                                                                                       -------------------          ---------------
STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par, 9,000,000 shares authorized,
    none outstanding at September 30, 1997 and June 30, 1997)                                          -                        -
Common stock ($0.01 par, 45,000,000 shares authorized, 12,624,750 and 13,092,750
    shares outstanding at September 30, 1997 and June 30, 1997, respectively)                         145                      145
Additional paid-in capital                                                                        142,045                  141,716
Unallocated common stock of Employee Stock Ownership Plan                                          (9,974)                 (10,324)
Unearned Common Stock of Recognition and Retention Plan                                            (9,143)                  (9,671)
Treasury Stock, at cost (1,922,750 shares and 1,454,750 shares at September 30,
      1997 and June 30, 1997, respectively)                                                       (36,631)                 (27,703)
Retained earnings (substantially restricted)                                                       97,533                   94,695
Unrealized gain on securities available for sale, net of deferred taxes                             2,976                    2,031
                                                                                       -------------------          ---------------
TOTAL STOCKHOLDERS' EQUITY                                                                        186,951                  190,889
                                                                                       -------------------          ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $1,385,356               $1,315,026
                                                                                       ===================          ===============

See notes to consolidated financial statements
                                           -4-
                         DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                          (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                       FOR THE THREE MONTHS
                                                                                        ENDED SEPTEMBER 30,
                                                                                       1997            1996
                                                                                   ------------   ------------
INTEREST INCOME:
Loans secured by real estate                                                            $16,269                 $12,647
Other loans                                                                                 129                     132
Investment securities                                                                     2,684                   3,918
Mortgage-backed securities                                                                5,193                   3,698
Federal funds sold                                                                          453                     817
                                                                                   ------------            ------------
   TOTAL INTEREST  INCOME                                                                24,728                  21,212
                                                                                   ------------            ------------
INTEREST EXPENSE:
Deposits  and escrow                                                                     10,332                   9,689
Borrowed funds                                                                            2,370                     358
                                                                                   ------------            ------------
   TOTAL INTEREST EXPENSE                                                                12,702                  10,047
                                                                                   ------------            ------------
      NET INTEREST INCOME                                                                12,026                  11,165
PROVISION FOR LOAN LOSSES                                                                   525                   1,050
                                                                                   ------------            ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                      11,501                  10,115
                                                                                   ------------            ------------
NON-INTEREST INCOME:
Service charges and other fees                                                              634                     426
Net gain on sales and redemptions of securities and
    other assets                                                                             15                      36
Net gain on sales of loans                                                                   18                      23
Other                                                                                       314                     272
                                                                                   ------------            ------------
   TOTAL NON-INTEREST INCOME                                                                981                     757
                                                                                   ------------            ------------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                                            2,587                   2,346
ESOP and RRP compensation expense                                                         1,206                     463
Occupancy and equipment                                                                     742                     728
SAIF special assessment                                                                      -                    2,032
Federal deposit insurance premiums                                                           86                     251
Data processing costs                                                                       280                     247
Provision for losses on Other real estate owned                                              55                     193
Goodwill amortization                                                                       601                     594
Other                                                                                     1,189                   1,278
                                                                                   ------------            ------------
   TOTAL NON-INTEREST EXPENSE                                                             6,746                   8,132
                                                                                   ------------            ------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                               5,736                   2,740
INCOME TAX EXPENSE                                                                        2,898                   1,516
                                                                                   ------------            ------------
 NET INCOME                                                                               2,838                   1,224
                                                                                    ===========             ===========
EARNINGS PER SHARE:
   PRIMARY                                                                                $0.23                   $0.09
                                                                                    ===========             ===========
   FULLY DILUTED                                                                          $0.23                   $0.09
                                                                                    ===========             ===========

See notes to consolidated financial statements

                                            -5-
                     DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                                  (IN THOUSANDS)

                                                                     FOR THE THREE
                                                                      MONTHS ENDED
                                                                   SEPTEMBER 30, 1997
                                                                 ---------------------------
COMMON STOCK (PAR VALUE $0.01):
Balance at beginning of period                                                        $ 145
                                                                 ---------------------------
Balance at end of period                                                                145
                                                                 ---------------------------
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period                                                      141,716
Amortization of excess fair value over cost - ESOP stock                                329
                                                                 ---------------------------
Balance at end of period                                                            142,045
                                                                 ---------------------------
EMPLOYEE STOCK OWNERSHIP PLAN:
Balance at beginning of period                                                      (10,324)
Amortization of earned portion of ESOP stock                                            350
                                                                 ---------------------------
Balance at end of period                                                             (9,974)
                                                                 ---------------------------
RECOGNITION AND RETENTION PLAN:
Balance at beginning of period                                                       (9,671)
Amortization of earned portion of RRP stock                                             528
                                                                 ---------------------------
Balance at end of period                                                             (9,143)
                                                                 ---------------------------
TREASURY STOCK:
Balance at beginning of period                                                      (27,703)
Purchase of 468,000 shares, at cost                                                  (8,928)
                                                                 ---------------------------
Balance at end of period                                                            (36,631)
                                                                 ---------------------------
RETAINED EARNINGS:
Balance at beginning of period                                                       94,695
Net income for the period                                                             2,838
                                                                 ---------------------------
Balance at end of period                                                             97,533
                                                                 ---------------------------
UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE, NET:
Balance at beginning of period                                                        2,031
Change in unrealized gain on securities available for sale
   during the period, net of deferred taxes                                             945
                                                                 ---------------------------
Balance at end of period                                                             $2,976
                                                                 ---------------------------

See notes to consolidated financial statements

                                            -6-
                 DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   FOR THE THREE MONTHS
                                                                                                   ENDED SEPTEMBER 30,
                                                                                               1997                   1996
                                                                                         --------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                     (In THOUSANDS)
Net Income                                                                                            $2,838                $1,224
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net loss on investment and mortgage backed securities sold                                                11                    -
Net gain on investment and mortgage backed securities called                                              (9)                   -
Net gain on sale of other assets                                                                          -                    (19)
Net gain on sale of loans held for sale                                                                  (18)                  (23)
Net depreciation and amortization (accretion)                                                            260                  (844)
ESOP and RRP compensation expense                                                                      1,206                   463
Provision for loan losses                                                                                525                 1,050
Goodwill amortization                                                                                    601                   594
Decrease (increase) in loans held for sale                                                               117                  (619)
Increase in other assets and other real estate owned                                                    (459)                 (193)
Increase in accrued postretirement benefit obligation                                                     43                    40
DECREASE IN PAYABLE FOR SECURITIES PURCHASED                                                              -                (18,994)
INCREASE IN OTHER LIABILITIES                                                                          1,653                 1,934
                                                                                         --------------------     -----------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                    6,768               (15,387)
                                                                                         --------------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in Federal funds sold                                                        (18,658)               81,841
Proceeds from  maturities of investment securities held to maturity                                    2,215                 7,000
Proceeds from  maturities of investment securities available for sale                                  3,500               227,460
Proceeds from calls of investment securities held to maturity                                         17,500                 6,000
Proceeds from calls of investment securities available for sale                                        2,000                    -
Proceeds from sales of investment securities available for sale                                        5,023                    -
Proceeds from sales of mortgage backed securities available for sale                                  12,382                    -
Purchases of investment securities held to maturity                                                  (26,574)              (48,537)
Purchases of investment securities available for sale                                                 (4,440)              (67,415)
Purchases of mortgage backed securities held to maturity                                                  -                 (8,936)
Purchases of mortgage backed securities available for sale                                           (30,014)              (36,981)
Principal collected on mortgage backed securities held to maturity                                     3,824                 2,948
Principal collected on mortgage backed securities available for sale                                   7,544                 6,879
Net increase in loans                                                                                (50,357)              (28,173)
Cash disbursed in acquisition of Conestoga Bancorp, net of cash acquired                                  -                    (71)
Purchases of fixed assets                                                                                (87)                  (40)
Purchase of Federal Home Loan Bank stock                                                                  -                      6
                                                                                         --------------------     -----------------
Net Cash used in Investing Activities                                                                (76,142)             (141,981)
                                                                                         --------------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in Due to depositors                                                          34,313                (8,297)
Net increase (decrease) in escrow and other deposits                                                   2,278              (129,290)
Proceeds from Federal Home Loan Bank of New York Advances                                             12,795                    -
Increase in securities sold under agreements to repurchase                                            23,186                 6,288
Cash disbursed for expenses related to issuance of common stock                                           -                   (178)
Purchase of common stock by the Recognition and Retention Plan                                            -                     -
Purchase of treasury stock                                                                            (8,928)                   -
                                                                                         --------------------     -----------------
Net Cash provided by (used in) Financing Activities                                                   63,644              (131,477)
                                                                                         --------------------     -----------------
DECREASE IN CASH AND DUE FROM BANKS                                                                   (5,730)               (4,833)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                                          19,198                17,055
                                                                                         --------------------     -----------------
CASH AND DUE FROM BANKS, END OF PERIOD                                                               $13,468               $12,172
                                                                                         ====================     =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes                                                                             1,674                   352
                                                                                         ====================     =================
Cash paid for interest                                                                                12,486                10,061
                                                                                         ====================     =================
Transfer of loans to Other real estate owned                                                             338                 1,069
                                                                                         ====================     =================
Change in unrealized gain on available for sale securities, net of deferred taxes                        945                   555
                                                                                         ====================     ==================

 See Notes to consolidated financial statements

                                         -7-
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

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

The Bank, a New York State-chartered stock savings bank, has been, and intends to continue to be, a community-oriented financial institution providing financial services and loans for housing within its market areas. The Bank and the Company maintain their headquarters in the Williamsburgh section of the borough of
Brooklyn.   Fourteen additional offices of the Bank are located in the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of September 30, 1997, the results of operations for the three months ended September 30, 1997 and 1996, cash flows for the three months ended September 30, 1997 and 1996, and changes in stockholders' equity for the three months ended September 30, 1997. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information contained herein have been made. The results of operations for the three months ended September 30, 1997, are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended June 30, 1997 and notes thereto of the Company.


3.   TREASURY STOCK

During the three months ended September 30, 1997, the Company repurchased 468,000 shares of its common stock into treasury. The average price of the treasury shares acquired was $19.08 per share, and all shares have been recorded at the acquisition cost.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1. EARNINGS PER SHARE

Primary and fully diluted earnings per share for the three month periods ended September 30, 1997, and 1996 are computed by dividing net income by the weighted average number of common shares outstanding during the period, adjusted for common stock
equivalents related to  stock  options  granted.   In accordance
with SOP 93-6, unallocated ESOP shares are not included in average shares outstanding when calculating earnings per share. The average shares utilized for primary and fully diluted earnings per share were 12,184,099 and 12,234,689, respectively, for the three months ended September 30, 1997, and 13,393,398 and 13,393,398, respectively, for the three months ended September 30, 1996, See "Recently Adopted Accounting Standards" for a discussion of new standards for computing and presenting earnings per share.

2. RECENT ACCOUNTING STANDARDS

In February, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings
Per  Share'' ("SFAS 128"). SFAS  128 establishes new standards for
computing and presenting  earnings  per share.   SFAS  128 is
applicable to all U.S. entities with publicly held common stock or potential common stock, and requires disclosure of basic earnings per share and diluted earnings per share, for entities with complex capital structures, on the face of the income statement, along with a reconciliation of the numerator and denominator of basic and diluted earnings per share. SFAS 128 replaces APB Opinion No. 15, issued by the American Institute of Certified Public Accountants in 1971, as the authoritative guidance for calculation and disclosure of earnings per share, but does not amend the provisions of SOP 93-6 related to the inclusion of allocated and unallocated ESOP shares when calculating average shares outstanding. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted, and restatement of prior periods is required. Basic and diluted earnings per share, if computed under the standards of SFAS 128, would have been $0.24 and $0.23, respectively, for the three months ended September 30, 1997, and $0.09 and $0.09, respectively for the three months ended September 30, 1996.

6   SAVINGS ASSOCIATION INSURANCE FUND ("SAIF") SPECIAL ASSESSMENT

During the quarter ended September 30, 1996, the Bank was assessed a one-time special assessment of $2.0 million by the Federal Deposit Insurance Corporation ("FDIC") in order to recapitalize the SAIF. The special assessment was recorded in non-interest expense during the quarter ended September 30, 1996.

                                  -9-
Item 2.    Management's  Discussion and Analysis  of  Financial
           Condition  and Results of Operations


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

The primary business of the Company is the operation of its wholly-owned subsidiary, the Bank. In addition to directing, planning and coordinating the business activities of the Bank, the Company retained proceeds of $53.4 million in connection with the Conversion. A portion of these proceeds have been utilized to fund the repurchase of common stock into treasury. All remaining proceeds retained are invested in federal funds, short-term, investment grade marketable securities and mortgage-backed securities. The Company also holds a note evidencing the loan that it made to the ESOP to purchase 8% of its common stock issued in the Conversion.

SAVINGS ASSOCIATION INSURANCE FUND ("SAIF") SPECIAL ASSESSMENT

During the quarter ended September 30, 1996, the Bank was assessed a one-time special assessment of $2.0 million by the Federal Deposit Insurance Corporation ("FDIC") in order to recapitalize the SAIF. As a member of the Bank Insurance Fund ("BIF"), the Bank pays most of its deposit insurance assessments to the BIF. The SAIF primarily insures the deposits of savings and loan associations, but also insures the deposits acquired by a BIF-insured institution from a SAIF-insured institution. With the consummation of the acquisition (the "Acquisition") of Conestoga Bancorp, Inc. ("Conestoga") in June, 1996, the Bank acquired the deposits of Conestoga's wholly-owned subsidiary, Pioneer Savings Bank, FSB ("Pioneer"), a SAIF-insured thrift, which deposits totaled approximately $394.3 million at
June 30, 1996.   The Bank pays SAIF assessments with  respect  to  the
Pioneer deposits. In addition, the Bank pays SAIF assessments on deposits the Bank acquired in a prior branch acquisition. All SAIF-insured deposits acquired by the Bank qualified as "Oakar deposits," and were the basis for the one-time assessment, which was recorded in non-interest expense during the quarter ended
September 30, 1996.

                                             -10-
Selected Financial Ratios and Other Data


                                                                At or For the
                                                              Three Months Ended
                                                                  September 30,
                                                              1997               1996
                                               ($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
PERFORMANCE RATIOS:
Return on average assets <F1>                                  0.84%              0.41%
Cash basis return on average assets <F2>                       1.26               0.71
Return on average stockholders' equity <F1>                    6.07               2.29
Return on average tangible stockholders'
  equity <F1>                                                  7.07               2.63
Cash basis return on average stockholders'
  equity <F2>                                                  9.07               3.96
Cash Basis Return on average tangible
  stockholders' equity <F2>                                   10.57               4.55
Average stockholders' equity to average assets                13.91              17.83
Stockholders' equity to total assets at end of
  period                                                      13.49              17.55
Tangible equity to tangible assets at end of
  period                                                      11.65              15.56
Average interest rate spread                                   3.20               3.24
Net interest margin                                            3.76               3.95
Average interest-earning assets to average
  interest-bearing liabilities                               115.08             119.96
Non-interest expense to average assets <F1>                    2.01               2.72
Efficiency ratio <F1>                                         52.00              68.55

PER SHARE DATA:
Primary earnings per share <F1>                               $0.23              $0.09
Primary cash basis earnings per share <F2>                     0.35               0.16
Book value per share                                          14.81              14.79
Tangible book value per share                                 12.52              12.80

ASSET QUALITY RATIOS AND OTHER DATA:
Total non-performing loans                                   $2,501             $5,197
Other real estate owned, net                                  1,084              2,790
RATIOS:
Non-performing loans to total loans                            0.31%              0.85%
Non-performing loans and other real estate
  owned to total assets                                        0.26               0.65
Allowance for loan losses to:
  Non-performing loans                                       445.82             166.65
   Total loans                                                 1.39               1.41
REGULATORY CAPITAL RATIOS: (BANK ONLY)
Tangible capital                                               9.62%             10.58%
Core capital                                                   9.62              10.59
Risk-based capital                                            19.44              21.64

<F1>  Adjusted  EARNINGS AND RATIOS.  Excluding the effects of the SAIF  Special
Assessment, and the recapture of income taxes previously provided, return on average assets, return on average stockholders' equity, return on average tangible stockholders' equity, non-interest expense to average assets, the efficiency ratio and primary earnings per share would have been 0.78%, 4.35%, 5.00%, 2.04%, 51.42% and $0.17, respectively, for the three months ended September 30, 1996.

<F2> CASH EARNINGS.  Excluding the effects of the SAIF Special  Assessment,  and the recapture of income taxes previously provided, cash basis return on average assets, cash basis return on average stockholders' equity, cash basis return on average tangible stockholders' equity, and cash basis primary earnings per share would have been 1.07%, 6.02%, 6.91%, and $.24, respectively, for the three months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities and investments, borrowings, and, to a lesser extent, proceeds from the sale of fixed-rate mortgage loans to the secondary mortgage market. While maturities and scheduled amortization of loans and investments are a predictable source of funds, deposit flows, mortgage prepayments and mortgage loan sales are influenced by interest rates, economic conditions and competition.

   The primary investing activities of the Bank are the origination of multi-family and single-family mortgage loans, and the purchase of mortgage-backed and other securities. During the three months ended September 30, 1997, the Bank's loan originations totaled $76.1 million compared to $54.6 million for the three months ended September 30, 1996. Purchases of mortgage-backed and other securities totaled $61.0 million for the three months ended September 30, 1997, compared to $161.9 million for the three months ended September 30, 1996. These activities were funded primarily by principal repayments on loans and mortgage-backed securities, maturities of investment securities, and borrowings by means of repurchase agreements and FHLB advances. Principal repayments on loans and mortgage-backed securities totaled $35.4 million during the three months ended September 30, 1997, compared to $34.5 million for the three months ended September 30, 1996. Maturities of investment securities totaled $5.7 million and $234.5 million, respectively, during the three months ended September 30, 1997 and 1996. Loan and security sales, which totaled $18.3 million and $890,000, respectively, during the three months ended September 30, 1997 and 1996, provided some additional cash flows.

   Deposits increased $34.3 million during the three months ended September 30, 1997. The Bank experienced a net decrease in total deposits of $8.3 million during the three months ended September 30, 1996. Deposit flows are affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Certificates of deposit which are scheduled to mature in one year or less from September 30, 1997, totaled $319.8 million. Based upon the Company's current pricing strategy and deposit retention experience, management believes that a significant portion of such deposits will remain with the Company. On July 1, 1996, the Company refunded $141.1 million in excess subscription proceeds related to its conversion to a stock company in June, 1996. This refund was the primary component of the decline in escrow and other deposits of $129.3 million during the three months ended September 30, 1997. Net borrowings increased $36.0 million during the three months ended September 30, 1997, comprised of growth of $23.2 million and $12.8 million, respectively, in securities sold under agreements to repurchase ("Repo") transactions and FHLBNY advances.

   The Bank is required to maintain a minimum average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by Office of Thrift Supervision regulations. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. At September 30, 1997, the Bank's liquidity ratio and short-term liquid asset ratio were 17.2% and 5.4%, respectively. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

   The Bank monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sales and various money market investments. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of the Bank's $166.4 million borrowing limit at the Federal Home Loan Bank of New York ("FHLBNY") . At September 30, 1997, the Bank had $145.2 million in short and medium term borrowings outstanding at the FHLBNY, comprised of outstanding advances of $76.0 million and securities sold under agreement to repurchase of $69.2 million, and a remaining unused borrowing capacity from the FHLBNY of $21.2 million.

                                     -12-
   At September 30, 1997, the Bank was in compliance with all applicable regulatory capital requirements. Tangible capital totaled $128.5 million, or 9.62% of total tangible assets, compared to a 1.50% regulatory requirement; core capital, at 9.62%, exceeded the required 3.0% regulatory minimum, and total risk-based capital, at 19.44% of risk weighted assets, exceeded the 8.0% regulatory requirement.

   During the three months ended September 30, 1997, the Company repurchased 468,000 shares of its common stock into treasury. The aggregate cost of such repurchase was $8.9 million, for an average price of $19.08 per share.

   The Company did not declare nor pay any cash dividends during either the three months ended September 30, 1997, or the three months ended September 30, 1996. On October 9, 1997, the Company declared a cash dividend of $0.06 per share to all shareholders of record as of the close of business on October 29, 1997. The dividends will be paid on November 17, 1997.

ASSET QUALITY

Non-performing loans (loans past due 90 days or more as to principal or interest) totaled $2.5 million as compared to $3.2 million at June 30, 1997. In addition, the Bank had 37 loans totaling $654,000 delinquent 60-89 days at September 30, 1997, as compared to 33 such delinquent loans totaling $603,000 at June 30, 1997.

Under GAAP, the Bank is required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a debt constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled-debt restructurings, however, and troubled-debt restructurings do not necessarily result in non-accrual loans. The Bank had four loans classified as troubled-debt restructurings at September 30, 1997, totaling $4.7 million, and all are currently performing according to their restructured terms.

The  recorded  investment  in  loans  for   which  impairment  has been
recognized under the guidance of Statement of Financial Accounting Standards No. 114 "Accounting for a Creditor for Impairment of a Loan," ("SFAS 114") was approximately $4.1 million as of September 30, 1997, compared to $4.3 million at June 30, 1997. The average balance of impaired loans was $4.2 million for the three months ended September
30, 1997. The impaired portion of these loans is represented by specific reserves totaling $122,000 allocated within the allowance for loan losses at September 30, 1997. At September 30, 1997, one loan totaling $2.7 million, was deemed impaired for which no reserves have been provided. This loan, which is included in troubled-debt restructurings at September 30, 1997, has performed in accordance with the provisions of the restructuring agreement signed in October, 1995. The loan has been retained on accrual status at September 30, 1997. At September 30, 1997, approximately $1.0 million of one-to-four family and cooperative apartment loans on nonaccrual status are not deemed impaired under SFAS
114. All of these loans have outstanding balances less than $203,000, and are considered a homogeneous loan pool not covered by SFAS 114.

                                     -13-
The following table sets forth information regarding the Bank's non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated.

                                                                AT SEPTEMBER 30,          AT JUNE 30,
                                                                       1997                   1997
                                                                             ($ In Thousands)
NON-PERFORMING LOANS:                                          -------------------        ----------------
   One- to four-family                                                        $907                  $1,123
   Multi-family and underlying cooperative                                   1,239                   1,613
   Non-residential                                                              -                       -
   Cooperative apartment                                                       312                     415
   Other loans                                                                  43                      39
                                                                ------------------         ---------------
TOTAL NON-PERFORMING LOANS                                                   2,501                   3,190
TOTAL OREO                                                                   1,084                   1,697
                                                                 -----------------          --------------
TOTAL NON-PERFORMING ASSETS                                                 $3,585                  $4,887
                                                                 =================          ==============
TROUBLED-DEBT RESTRUCTURINGS                                                $4,671                  $4,671
TOTAL NON-PERFORMING ASSETS AND TROUBLED-DEBT                                8,256                   9,558
RESTRUCTURINGS
IMPAIRED LOANS                                                               4,140                   4,294
TOTAL NON-PERFORMING LOANS TO TOTAL LOANS                                     0.31%                   0.43%
TOTAL IMPAIRED LOANS TO TOTAL LOANS                                           0.52                    0.57
TOTAL NON-PERFORMING ASSETS TO TOTAL ASSETS                                   0.26                    0.37
TOTAL NON-PERFORMING ASSETS AND TROUBLED-DEBT
  RESTRUCTURINGS  TO TOTAL ASSETS                                             0.60                    0.73


Comparison of Financial Condition at September 30, 1997 and
June 30, 1997

ASSETS. The Company's assets totaled $1.4 billion at September 30, 1997, an increase of $70.3 million from total assets of $1.3 billion at June 30, 1997. The growth in assets were experienced primarily in real estate loans, mortgage-backed securities available for sale and federal funds sold, which increased $50.5 million, $11.1 million, and $18.7 million, respectively.

The  increase in real estate loans resulted primarily  from
originations  of  $75.3  million  during  the quarter ended
September  30,  1997,  of which $74.4 million  were  multi-
family  and  underlying  cooperative   and  non-residential
loans.    The   increase  in  mortgage  backed   securities
available for sale resulted from purchases of $30.0 million
during the quarter,  offset  by  sales of $12.4 million and
principal  repayments  of $7.5 million.   The  increase  in
federal funds sold resulted primarily from deposit gains which occurred late in the quarter ended September 30, 1997.

LIABILITIES. Funding for the  growth  in  real estate loans
was  obtained  primarily from increased deposits  of  $34.3
million and increased  Federal  Home  Loan Bank of New York
advances of $12.8 million during the quarter.   Funding for
the  increase  in mortgage-backed securities available  for
sale was obtained  primarily from increased securities sold
under  agreement  to  repurchase   transactions   of  $23.2
million.

                                         -14-
STOCKHOLDERS'  EQUITY.  Stockholders' equity declined  $3.9
million during the three  months  ended September 30, 1997.
During  the  three  months ended September  30,  1997,  the
Company 468,000 shares  of  its common stock into treasury.
The  aggregate  cost  of the shares  repurchased  was  $8.9
million,  at  an  average   price   of  $19.08  per  share.
Offsetting the share repurchases, was net income of $2.8 million and amortization of the Company's Stock Plans of $1.2 million, and an increase of $945,000 of the unrealized gain on investment and mortgage-backed securities available for sale.

CAPITAL LEVERAGE  STRATEGY.  As  a  result  of  the initial
public  offering  in  June, 1996, the Bank's capital  level
significantly  exceeded  all  regulatory  requirements.   A
portion of the "excess"  capital  generated  by the initial
public  offering  has been deployed through the  use  of  a
capital leverage strategy  whereby the Bank invests in high
quality  mortgage-backed  securities   ("leverage  assets")
funded  by short term borrowings from various  third  party
lenders under securities sold under agreement to repurchase
transactions.   The  capital  leverage  strategy  generates
additional earnings for the Company by virtue of a positive
interest  rate  spread  between  the  yield on the leverage
assets and the cost of the borrowings.   Since  the average
term to maturity of the leverage assets exceeds that of the
borrowings  used  to  fund their purchase, the net interest
income earned on the leverage strategy would be expected to
decline in a rising interest rate environment.  See "Market
Risk."  To date, the capital  leverage  strategy  has  been
undertaken  in  accordance  with  limits established by the
Board of Directors, aimed at enhancing  profitability under
moderate  levels of interest rate exposure.   Assets  under
the capital leverage strategy were $118.2 million, on a net basis, at September 30, 1997.

COMPARISON  OF  THE  OPERATING RESULTS FOR THE THREE MONTHS
     ENDED SEPTEMBER 30, 1997 AND 1996


GENERAL. Net income for  the  three  months ended September
30,  1997, totaled $2.8 million compared  to  $1.2  million
during  the  three   months  ended September 30, 1996.  Net
income for the three months ended  September  30, 1996, was
affected  by  the  one-time  special  assessment  of   $1.1
million, after taxes, for the recapitalization of the Savings Association Insurance Fund ("SAIF") of the Federal
Deposit Insurance Corporation ("FDIC"). Net income for the three months ended September 30, 1996, excluding this non-recurring item, was $2.3 million.

The discussion of interest income and expense for the three months ended September 30, 1997 and 1996, presented below, should be read in conjunction with the following table, which sets forth certain information relating to the Company's consolidated statements of operations for the three months ended September 30, 1997 and 1996, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                        -15-

                                                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                     -----------------------------------------------------------------------------------
                                                       1997                                        1996
                                     -------------------------------------------   --------------------------------------
                                                                      AVERAGE                                    AVERAGE
                                        AVERAGE                       YIELD/         AVERAGE                     YIELD/
                                        BALANCE       INTEREST         COST          BALANCE      INTEREST        COST
                                     -------------- -------------  -------------   ------------   ----------- ------------
Assets:                                                    ($ IN THOUSANDS)
  Interest-earning assets:
    Real Estate Loans <F1>                 $772,837       $16,269        8.42%         $591,422       $12,647        8.55%
    Other loans                               5,494           129        9.39             5,513           132        9.58
    MORTGAGE-BACKED SECURITIES <F2>         303,872         5,193        6.84           209,508         3,698        7.06
    INVESTMENT SECURITIES <F2>              162,602         2,684        6.60           266,060         3,918        5.89
    FEDERAL FUNDS SOLD                       33,834           453        5.36            57,859           817        5.65
                                    ---------------       -------                 -------------   -----------
      TOTAL INTEREST-EARNING ASSETS       1,278,639       $24,728        7.74%        1,130,362       $21,212        7.51%
                                    ---------------       =======                 -------------        ======
     NON-INTEREST EARNING ASSETS             65,483                                      66,667
                                    ---------------                               -------------
TOTAL ASSETS                             $1,344,122                                  $1,197,029
                                    ===============                                ============
LIABILITIES AND STOCKHOLDERS'
EQUITY:
  INTEREST-BEARING LIABILITIES:
    NOW, SUPER NOW AND
       MONEY MARKET ACCOUNTS                $49,138          $291        2.35%          $59,991          $415        2.77%
    SAVINGS ACCOUNTS                        340,604         1,981        2.31           356,327         2,237        2.51
    CERTIFICATES OF DEPOSIT                 561,090         8,042        5.69           497,430         7,018        5.64
    MORTGAGORS' ESCROW                        3,664            18        1.95             3,441            19        2.21
    BORROWED FUNDS                          156,568         2,370        6.01            25,074           358        5.71
                                    --------------- -------------                 -------------   -----------
   TOTAL INTEREST-BEARING
      LIABILITIES                         1,111,064       $12,702        4.54%          942,263       $10,047        4.27%
                                    ---------------       =======                 -------------        ======
  CHECKING ACCOUNTS                          27,535                                      27,900
  OTHER NON-INTEREST-BEARING
      LIABILITIES                            18,578                                      13,430
                                    ---------------                               -------------
      TOTAL LIABILITIES                   1,157,177                                     983,593
  STOCKHOLDERS' EQUITY                      186,945                                     213,436
                                    ---------------                               -------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                  $1,344,122                                  $1,197,029
                                    ===============                                ============
NET INTEREST INCOME/ INTEREST RATE
   SPREAD <F3>                                            $12,026        3.20%                        $11,165        3.24%
                                                          =======                                      ======
NET INTEREST-EARNING ASSETS/NET
   INTEREST MARGIN <F4>                    $167,575                      3.76%         $188,099                      3.95%
                                          =========                                 ===========
RATIO OF INTEREST-EARNING ASSETS
   TO INTEREST-BEARING LIABILITIES                                     115.08%                                     119.96%


<F1> In computing the average balance of loans, non-accrual loans have been included.
<F2> Includes securities classified "available for sale.
<F3> Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
<F4> Net interest margin represents net interest income as a percentage of average interest-earning assets.


RATE/VOLUME ANALYSIS

                                                             THREE MONTHS ENDED
                                                             SEPTEMBER 30, 1997
                                                                 COMPARED TO
                                                              THREE MONTHS ENDED
                                                              SEPTEMBER 30, 1996
                                                              INCREASE/ (DECREASE)
                                                                    DUE TO
                                                  VOLUME              RATE             TOTAL
                                               --------------      ------------     -------------
  Interest-earning assets:                                     ($ IN THOUSANDS)
    Real Estate Loans                                 $3,847             $(225)           $3,622
    Other loans                                           -                 (3)               (3)
    Mortgage-backed securities                         1,638              (143)            1,495
    Investment securities                             (1,615)              381            (1,234)
    Federal funds sold                                  (330)              (34)             (364)
                                               --------------      ------------      ------------
      Total                                           $3,540              $(24)           $3,516
                                               ==============      ============      ============
  Interest-bearing liabilities:
    NOW, Super Now and money market accounts            $(67)             $(57)            $(124)
    Savings accounts                                     (88)             (168)             (256)
    Certificates of deposit                              933                91             1,024
    Mortgagors' escrow                                     1                (2)               (1)
    Borrowed funds                                     1,943                69             2,012
                                               --------------      ------------      ------------
      Total                                            2,722               (67)            2,655
                                               --------------      ------------      ------------
Net change in net interest income                       $818               $43              $861
                                               ==============      ============      ============

NET  INTEREST  INCOME. Net interest income for the three months ended  September 30,1997  increased $861,000 to $3.5  million from $2.7 million during the three months ended September 30, 1996. The increase was attributable primarily to an increase of
$3.5   million  in  interest  earning assets, offset  by  a  decline in the net interest rate spread of 4 basis points. The net interest margin declined 19 basis points from 3.95% for the three months ended September 30, 1996 to 3.76% for the three months ended September 30, 1997.

INTEREST INCOME. Interest income for the three months ended
September 30, 1997, was $24.7 million, an increase of $3.5 million from $21.2 million during the three months ended September 30, 1996. The increase in interest income was attributable to increased interest income on real estate loans and mortgage-backed securities of $3.6 million and $1.5 million, respectively. The increase in interest income on real-estate loans was attributable primarily to an increase of $181.4 million in the average balance of real estate loans, resulting primarily from $283.6 million of real estate loans originated during the period October 1, 1996 through September 30, 1997. The increases in interest income on mortgage-backed securities was also attributable primarily to an increase in average balances of $94.4 million, resulting from $118.1 million in mortgage-backed securities purchased through the Bank's capital leverage program. Offsetting these increases to interest income was a decrease in interest income on investment securities of $1.2 million, resulting from a decline in average balance of investment securities of $103.5 million. The decline in average balance resulted from the Bank utilizing funds from matured investment securities to fund loan originations. Overall, the yield on interest earning assets increased 23 basis points from 7.51% during the three months ended September 30, 1996 to 7.74% during the three months ended September 30, 1997, due

                                       -17-
primarily to the movement of funds from matured investment securities into higher yielding real estate loans and mortgage-backed securities.

INTEREST EXPENSE. Interest expense increased $2.7 million, to $12.7 million during the three months ended September 30, 1997, from $10.0 million during the three months ended September 30, 1996. This increase resulted primarily from increased interest expense of $1.0 million and $2.0 on certificate of deposit accounts and borrowed funds, respectively, which resulted from increased average balances of $63.7 million and $131.5 million, respectively during the three months ended September 30, 1997, compared to the three months ended September 30, 1996. The increase in the average balance on certificates of deposit resulted primarily from increased deposit flows due to higher rates offered on selected certificate accounts during 1997. The increase in average balance of borrowed funds resulted primarily from $115.1 million of borrowed funds added during the period October 1, 1996 to September 30, 1997, under the capital leverage program. In addition to the growth in average balances, the average cost of interest bearing liabilities increased 27 basis points to 4.54% during the quarter ended September 30, 1997, from 4.27% during the quarter ended
September 30, 1996. The increase in average cost resulted from an increase of $63.7 million in the average balance of certificate of deposit accounts, which generally have a higher average cost than other deposits, the increase of 5 basis points in average cost on certificate of deposit accounts resulting from a recent rate promotion offer, and an increase of 30 basis points in average cost on borrowed funds resulting from longer-term borrowings undertaken during the three months ended September 30, 1997, whose average cost exceeded the average cost of previous borrowings.

PROVISION  FOR  LOAN LOSSES. The Provision for  Loan  Losses  decreased
$525,000  to $525,000  for  the  three   months   ended September  30,
1997, from $1,050,000 for the three months ended September 30, 1996. The decline in the provision for loan losses reflects the
improvement  in  non-performing  loans.   See  "Asset  Quality"  The
Allowance for loan losses increased to $11.2 million at
September 30, 1997, from $10.7 million at June 30, 1997, as the loan loss provision of $525,000 was offset by net charge-offs of
$101,000.   Non-performing loans decreased to $2.5 million during  the three months ended  September 30, 1997, from  $3.2  million  at
June 30, 1997.  In  management's judgment,  it  was prudent   to
continue   the   loan   loss provision  to  supplement  the  loan  loss
allowance, based upon the Bank's growing volume of multi-family loan originations and the composition of its loan portfolio.
See "Asset Quality."

NON-INTEREST INCOME. Non-interest income increased $224,000 to $981,000 during the three months ended September 30, 1997, compared  to  $757,000  during  the  three months  ended September  30,
1996.   This increase  was attributable primarily to an increase of
$208,000 in service charges and other fees, which resulted from an increase of $156,000 in loan commitment fee income from increased origination activity.

NON-INTEREST     EXPENSE.     Non-interest expense decreased  $1.4
million  to  $6.7 million  during  the  three  months  ended
September 30, 1997, from $8.1 million during the three months ended September 30, 1996. This decrease resulted from the SAIF Special Assessment of $2.0 million incurred during the three months ended September 30, 1996. Excluding the SAIF Special Assessment, non-interest expense increased $646,000, primarily as a result of increased compensation expense related to the Company's ESOP and
RRP  plans of $743,000.   A  portion  of  this increased compensation
expense resulted from the RRP, which was not recorded during the three months ended September 30, 1996, since the plan was not approved by the shareholders until December, 1996. The remaining increase in the compensation expense resulted from the increased ESOP expense attributable to the increase in the Company's stock
price, as compensation expense related  to   the ESOP is recorded
based  upon  the   market   value  of  the Company's stock.  Offsetting
the increase in compensation expense were declines of $165,000 and $138,000, respectively, in federal deposit insurance premiums and
provision for losses on other  real estate owned   during   the  three
months ended September 30, 1997, compared to 1996. The reduction in federal deposit insurance premiums resulted from lower insurance premium rates established by the FDIC as a result of the 1996 legislation to recapitalize the SAIF. The reduced provision for losses on other real estate owned reflects a reduction in other real estate owned balance from $2.8 million at September 30, 1996, to $1.1 million at September 30, 1997. The decrease in other expenses resulted primarily from a reduction of $109,000 in professional services expenses, which were higher in the previous year due to the Company being in its initial days as a public company.

                                           -18-
INCOME TAX EXPENSE. Income tax expense for the quarter ended
September 30, 1997, was $2.9 million, resulting in an effective tax rate of 50.52%, compared to 51.36% (excluding the effects of the SAIF recapitalization charge) for the quarter ended September 30, 1996. The Company's generally higher effective tax rate is caused
by certain non-deductible recurring expenses   such  as  goodwill.
Excluding these non-deductible  items, the Company's effective tax rate
for  the  quarter ended September   30,  1997, would have been 43.47%.

For the quarter ended September 30, 1996, the SAIF recapitalization charge caused pre-tax income to be much lower, thereby increasing the
significance   of   non-deductible  expenses  in  determining  the
effective tax rate, which was 55.33%.


ITEM  3.  QUANTITATIVE   AND  QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at June 30, 1997 in Exhibit 13.1 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission
on September 26, 1997.   There have been no material changes in the
Company's market risk at September 30, 1997 compared to June 30, 1997. The following is an update of the discussion provided therein:

  General. The Company's largest component of market risk continues to be interest rate risk. Virtually all of this risk continues to reside at the Bank level. The Bank still is not subject to foreign currency exchange or commodity price risk. At September 30, 1997, neither the Company nor the Bank owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

   Assets, Deposit Liabilities and Wholesale Funds. There has been no material change in the composition of assets, deposit liabilities and wholesale funds from June 30, 1997 to September 30, 1997.

   GAP Analysis. The one-year and five-year cumulative interest sensitivity gap as a percentage of total assets still fall within 2% of their levels at June 30, 1997 utilizing the same assumptions as at June 30, 1997.

   Interest Rate Risk Compliance. The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at June 30, 1997. There have been no changes in the board approved limits of acceptable variance in net interest income and net portfolio value at September 30, 1997, compared to June 30, 1997, and the projected changes continue to fall within the board approved limits at all levels of potential interest rate volatility.

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

                                 -19-
The Company and the Bank have answered the complaint and filed counterclaims in which they seek to enjoin the Dime of New York from employing service marks that are confusingly similar to the Company's and the Bank's service marks. The action is in discovery. The Company and the Bank intend to defend vigorously these claims made against them and pursue their counterclaims.

The Bank is involved in various other legal actions arising in the ordinary course of its business which, in the aggregate,
involve  amounts  which   are believed to be immaterial to the
financial condition and results of operations of the Bank.

ITEM 2.    CHANGES  IN  SECURITIES AND USE OF PROCEEDS

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

ITEM 5.     OTHER INFORMATION

     None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (A) EXHIBITS
     Exhibit   11. Statement Re: Computation of Per Share Earnings
     Exhibit   27. Financial Data Schedule (included  only with
                   EDGAR filing).

  (B) REPORTS ON FORM 8-K

      None.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           Dime Community Bancorp, Inc.


Dated:   November 13, 1997     By: /s/ VINCENT F. PALAGIANO
                                     _________________________
                                     Vincent F. Palagiano
                                     Chairman of the Board and Chief
                                       Executive Officer




                                     /s/ KENNETH J. MAHON
Dated:   November 13, 1997     By:  __________________________
                                     Kenneth J. Mahon
                                     Executive Vice President, Chief
                                       Financial Officer and Secretary