Form 10-Q
period 1997-12-31
DIME COMMUNITY BANCORP INC
filed 1998-02-13
CIK 1005409

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1997

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
(1)  YES  X    NO ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASSES OF COMMON STOCK     NUMBER OF SHARES OUTSTANDING, JANUARY 31, 1998

           $.01 Par Value                        12,438,113

                 PART I - FINANCIAL INFORMATION
                                                                           PAGE
Item 1.    Financial Statements
             Consolidated Statements of Condition at December 31, 1997
               (Unaudited) and June 30, 1997                                  3
             Consolidated Statements of Operations for the Three and Six-
               month Periods Ended December 31, 1997 and 1996 (Unaudited)     4
             Consolidated Statements of Changes in Stockholders' Equity
               for the Six Months Ended December 31, 1997 (Unaudited)         5
             Consolidated Statements of Cash Flows for the Six months
               Ended December 31, 1997 and 1996 (Unaudited)                   6
             Notes to Consolidated Financial Statements (Unaudited)         7-9

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    10-23

Item 3     Quantitative and Qualitative Disclosure About Market Risk         23

                 PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                             23-24

Item 2.    Changes in Securities and Use of Proceeds                        24

Item 3.    Defaults Upon Senior Securities                                  24

Item 4.    Submission of Matters to a Vote of Security Holders              24

Item 5.    Other Information                                                25

Item 6.    Exhibits and Reports on Form 8-K                                 25

           Signatures                                                       26

           Exhibits                                                         27


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

DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                            AT DECEMBER 31,
                                                                                                 1997                  AT JUNE 30,
                                                                                              (UNAUDITED)                  1997
                                                                                             ------------              -----------
ASSETS:
Cash and due from banks                                                                           $13,655                  $19,198
Investment securities held to maturity (estimated market value of $104,623
   and $102,024 at December 31, 1997 and June 30, 1997, respectively)                             104,045                  101,587
Investment securities available for sale:
   Bonds and notes (amortized cost of $60,613 and $52,426 at December 31,
   1997 and June 30, 1997, respectively)                                                           61,004                   52,798
Marketable equity securities (historical cost of $6,101 and $4,912 at
   December 31, 1997 and June 30, 1997, respectively)                                               7,801                    5,889
Mortgage backed securities held to maturity (estimated market value of
   $70,122 and $79,075 at December 31, 1997 and June 30, 1997, respectively)                       69,082                   78,388
Mortgage backed securities available for sale (amortized cost of $283,897
   and $227,776 at December 31, 1997 and June 30, 1997, respectively)                             287,490                  230,137
Federal funds sold                                                                                 37,543                   18,902
Loans:
   Real estate                                                                                    843,899                  744,246
   Other loans                                                                                      5,729                    6,076
   Less: Allowance for loan losses                                                                (11,515)                 (10,726)
                                                                                              ------------              -----------
   Total loans, net                                                                               838,113                  739,596
                                                                                              ------------              -----------
Loans held for sale                                                                                   161                      262
Premises and fixed assets                                                                          13,594                   13,995
Federal Home Loan Bank of New York Capital Stock                                                    9,475                    8,322
Other real estate owned, net                                                                          965                    1,697
Goodwill                                                                                           25,230                   26,433
Other assets                                                                                       19,916                   17,822
                                                                                              ------------              -----------
TOTAL ASSETS                                                                                   $1,488,074               $1,315,026
                                                                                              ============              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Due to depositors                                                                              $1,027,246                 $963,395
Escrow and other deposits                                                                          26,315                   14,974
Securities sold under agreements to repurchase                                                    154,218                   76,333
Federal Home Loan Bank of New York advances                                                        86,005                   63,210
Accrued postretirement benefit obligation                                                           2,635                    2,546
Other liabilities                                                                                   5,453                    3,679
                                                                                              ------------              -----------
TOTAL LIABILITIES                                                                               1,301,872                1,124,137
                                                                                              ------------              -----------
STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par, 9,000,000 shares authorized,
   none outstanding at December 31, 1997 and June 30, 1997)                                            -                        -
Common stock ($0.01 par, 45,000,000 shares authorized, 12,438,113 and
   13,092,750 shares outstanding at December 31, 1997 and June 30, 1997,
   respectively)                                                                                      145                      145
Additional paid-in capital                                                                        142,495                  141,716
Unallocated common stock of Employee Stock Ownership Plan                                          (9,624)                 (10,324)
Unwarned common stock of Recognition and Retention Plan                                            (8,616)                  (9,671)
Treasury stock, at cost (2,109,387 shares and 1,454,750 shares at
   December 31, 1997 AND June 30, 1997, respectively)                                             (41,022)                 (27,703)
Retained earnings (substantially restricted)                                                       99,724                   94,695
Unrealized gain on securities available for sale, net of deferred taxes                             3,100                    2,031
                                                                                              ------------                ---------
TOTAL STOCKHOLDERS' EQUITY                                                                        186,202                  190,889
                                                                                              ------------                ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $1,488,074               $1,315,026
                                                                                              ============                =========

See notes to consolidated financial statements

DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                    FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                                     ENDED DECEMBER 31,                  ENDED DECEMBER 31,
                                                                 1997               1996              1997               1996
                                                               --------           ---------         --------         ----------
INTEREST INCOME:
Loans secured by real estate                                    $17,059             $13,417          $33,328            $26,064
Other loans                                                         122                 103              251                235
Investment securities                                             2,866               3,885            5,550              7,803
Mortgage-backed securities                                        5,713               4,315           10,906              8,013
Federal funds sold                                                  591                 517            1,044              1,334
                                                               --------           ---------         --------         ----------
   TOTAL INTEREST  INCOME                                        26,351              22,237           51,079             43,449
                                                               --------           ---------         --------         ----------
INTEREST EXPENSE:
Deposits  and escrow                                             10,940               9,646           21,272             19,335
Borrowed funds                                                    3,132                 622            5,502                980
                                                               --------           ---------         --------         ----------
   TOTAL INTEREST EXPENSE                                        14,072              10,268           26,774             20,315
      NET INTEREST INCOME                                        12,279              11,969           24,305             23,134
PROVISION FOR LOAN LOSSES                                           525               1,050            1,050              2,100
                                                               --------           ---------         --------         ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              11,754              10,919           23,255             21,034
                                                               --------           ---------         --------         ----------
NON-INTEREST INCOME:
Service charges and other fees                                      596                 514            1,230                940
Net gain (loss) on sales and redemptions of
   securities and other assets                                      163                 135              178                171
Net gain on sales of loans                                            6                  71               24                 94
Other                                                               267                 332              581                604
                                                               --------           ---------         --------         ----------
   TOTAL NON-INTEREST INCOME                                      1,032               1,052            2,013              1,809
                                                               --------           ---------         --------         ----------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                    2,658               2,322            5,245              4,668
ESOP and RRP compensation expense                                 1,327                 361            2,533                824
Occupancy and equipment                                             753                 840            1,495              1,568
SAIF special assessment                                              -                   -                -               2,032
Federal deposit insurance premiums                                   85                  -               171                251
Data processing costs                                               279                 212              559                459
Provision for losses on Other real estate owned                      24                  74               79                267
Goodwill amortization                                               601                 606            1,202              1,200
Other                                                             1,133               1,189            2,322              2,467
                                                               --------           ---------         --------         ----------
   TOTAL NON-INTEREST EXPENSE                                     6,860               5,604           13,606             13,736
                                                               --------           ---------         --------         ----------
   INCOME BEFORE INCOME TAXES AND CUMULATIVE
      EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                    5,926               6,367           11,662              9,107
   INCOME TAX EXPENSE                                             3,039               1,428            5,937              2,944
                                                               --------           ---------         --------         ----------
   NET INCOME                                                    $2,887              $4,939           $5,725             $6,163
                                                               ========           =========         ========         ==========
EARNINGS PER SHARE:
   BASIC                                                          $0.25               $0.37            $0.49              $0.46
                                                               ========           =========          =======           ========
   DILUTED                                                        $0.24               $0.37            $0.47              $0.46
                                                               ========           =========          =======           ========

See notes to consolidated financial statements

DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                       FOR THE SIX
                                                                      MONTHS ENDED
                                                                    DECEMBER 31, 1997
                                                                    ----------------
COMMON STOCK (PAR VALUE $0.01):
Balance at beginning of period                                                $ 145
                                                                    ----------------
Balance at end of period                                                        145
                                                                    ----------------
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period                                              141,716
Amortization of excess fair value over cost - ESOP stock                        779
                                                                    ----------------
Balance at end of period                                                    142,495
                                                                    ----------------
EMPLOYEE STOCK OWNERSHIP PLAN:
Balance at beginning of period                                              (10,324)
Amortization of earned portion of ESOP stock                                    700
                                                                    ----------------
Balance at end of period                                                     (9,624)
                                                                    ----------------
RECOGNITION AND RETENTION PLAN:
Balance at beginning of period                                               (9,671)
Amortization of earned portion of RRP stock                                   1,055
                                                                    ----------------
Balance at end of period                                                     (8,616)
                                                                    ----------------
TREASURY STOCK:
Balance at beginning of period                                              (27,703)
Purchase of 468,000 shares, at cost                                         (13,319)
                                                                    ----------------
Balance at end of period                                                    (41,022)
                                                                    ----------------
RETAINED EARNINGS:
Balance at beginning of period                                               94,695
Net income for the period                                                     5,725
Cash dividends declared and paid                                               (696)
                                                                    ----------------
Balance at end of period                                                     99,724
                                                                    ----------------
UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE, NET:
Balance at beginning of period                                                2,031
Change in unrealized gain on securities available for sale
   during the period, net of deferred taxes                                   1,069
                                                                    ----------------
Balance at end of period                                                      3,100
                                                                    ----------------

See notes to consolidated financial statements

DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                           FOR THE SIX MONTHS
                                                                                                           ENDED DECEMBER 31,
                                                                                                      1997                   1996
                                                                                                    ---------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                     (In thousands)
NET INCOME                                                                                            $5,725                $6,163
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net gain on investment and mortgage backed securities sold                                              (117)                  (99)
Net gain on investment and mortgage backed securities called                                              (9)                   -
Net gain on sale of other assets                                                                          -                    (19)
Net gain on sale of loans held for sale                                                                  (24)                  (94)
Net depreciation and amortization (accretion)                                                            371                (1,133)
ESOP and RRP compensation expense                                                                      2,533                   824
Provision for Loan losses                                                                              1,050                 2,100
Goodwill amortization                                                                                  1,202                 1,200
Decrease in loans held for sale                                                                          125                   218
Increase in other assets and other real estate owned                                                  (2,274)               (2,092)
Increase in accrued postretirement benefit obligation                                                     89                    81
Decrease in payable for securities purchased                                                              -                (33,994)
Increase (Decrease) in other liabilities                                                               1,774                  (501)
                                                                                                    ---------              --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                   10,445               (27,346)
                                                                                                    ---------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in Federal funds sold                                                        (18,641)               82,178
Proceeds from  maturities of investment securities held to maturity                                    2,250                12,035
Proceeds from  maturities of investment securities available for sale                                 20,500               273,460
Proceeds from calls of investment securities held to maturity                                         24,500                    -
Proceeds from calls of investment securities available for sale                                        6,000                20,000
Proceeds from sale of investment securities available for sale                                        11,300                15,051
Proceeds from sales and calls  of mortgage backed securities available for sale                       49,882                    -
Purchases of investment securities held to maturity                                                  (29,082)              (54,789)
Purchases of investment securities available for sale                                                (46,924)              (90,283)
Purchases of mortgage backed securities held to maturity                                                  -                (38,842)
Purchases of mortgage backed securities available for sale                                          (124,231)              (42,050)
Principal collected on mortgage backed securities held to maturity                                     9,209                 6,159
Principal collected on mortgage backed securities available for sale                                  18,204                13,060
Net increase in loans                                                                                (99,567)              (59,468)
Cash disbursed in acquisition of Conestoga Bancorp, net of cash acquired                                  -                   (328)
Purchases of fixed assets                                                                                (92)                 (189)
(Purchase) sale of Federal Home Loan Bank stock                                                       (1,153)                    6
                                                                                                    ---------              --------
Net Cash (used in) provided by Investing Activities                                                 (177,845)              136,000
                                                                                                    ---------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in Due to depositors                                                          63,851                (1,765)
Net increase (decrease) in escrow and other deposits                                                  11,341              (133,249)
Proceeds from Federal Home Loan Bank of New York Advances                                             22,795                    -
Increase in securities sold under agreements to repurchase                                            77,885                21,148
Cash disbursed for expenses related to issuance of common stock                                           -                   (190)
Cash dividends paid to stockholders                                                                     (696)                   -
Purchase  of treasury stock                                                                          (13,319)                   -
                                                                                                    ---------              --------
Net Cash provided by (used in) Financing Activities                                                  161,857              (114,056)
                                                                                                    ---------              --------
DECREASE IN CASH AND DUE FROM BANKS                                                                   (5,543)               (5,402)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                                          19,198                17,055
                                                                                                    ---------              --------
CASH AND DUE FROM BANKS, END OF PERIOD                                                               $13,655               $11,653
                                                                                                    =========               ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes                                                                            $5,774                $2,527
                                                                                                    =========               =======
Cash paid for interest                                                                               $25,785               $20,306
                                                                                                    =========               =======
Transfer of loans to Other real estate owned                                                            $582                $1,097
                                                                                                    =========               =======
Change in unrealized gain on available for sale securities, net of deferred taxes                     $1,069                $1,695
                                                                                                    =========               =======

 See Notes to consolidated financial statements

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1.   NATURE OF OPERATIONS

Dime Community Bancorp, Inc. (the "Company") is a Delaware corporation organized in December, 1995 at the direction of the Board of Directors of The Dime Savings Bank of Williamsburgh (the "Bank"), a federally chartered state savings bank, for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion from mutual to stock form (the "Conversion") on June 26, 1996, in exchange for $76.4 million (54%) of the net proceeds of the offering of 14,547,500 shares of the Company's common stock (the "Offering"). Presently, the only significant assets of the Company are the capital stock of the Bank, the Company's loan to the ESOP, and investments of the net proceeds retained by the Company. A portion of the net proceeds retained by the Company were utilized to fund the repurchase of common stock into treasury. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of December 31, 1997, the results of operations for the three-month and six-month periods ended December 31, 1997 and 1996, cash flows for the six months ended December 31, 1997 and 1996, and changes in stockholders' equity for the six months ended December 31, 1997. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information contained herein have been made. The results of operations for the three-month and six-month periods ended December 31, 1997, are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas in the accompanying financial statements where estimates are significant include the allowance for loans losses and the carrying value of other real estate.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended June 30, 1997 and notes thereto of the Company.


3.   TREASURY STOCK

During the six months ended December 31, 1997, the Company repurchased 654,637 shares of its common stock into treasury. The average price of the treasury shares acquired was $20.34 per share, and all shares have been recorded at the acquisition cost.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1. EARNINGS PER SHARE

During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share'' ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share. SFAS 128 is applicable to all U.S. entities with publicly held common stock or potential common stock, and requires disclosure of basic earnings per share and diluted earnings per share, for entities with complex capital structures, on the face of the income statement, along with a reconciliation of the numerator and denominator of basic and diluted earnings per share. SFAS 128 replaces APB Opinion No. 15 ("APB 15"), issued by the American Institute of Certified Public Accountants in 1971, as the authoritative guidance for calculation and disclosure of earnings per share, but does not amend the provisions of SOP 93-6 related to the inclusion of allocated and unallocated Employee Stock Ownership Plan ("ESOP") shares when calculating average shares outstanding. As a result, consistent with the calculations of average shares outstanding performed under APB 15, unallocated ESOP shares are not included in average shares outstanding under SFAS 128. Restatement of prior periods is required under SFAS 128.

The following is a reconciliation of the numerator and denominator of basic earnings per share for the three-month and six-month periods ended December 31, 1997 and 1996.

                                   THREE MONTHS ENDED DECEMBER 31,         SIX MONTHS  ENDED DECEMBER 31,
                                   -------------------------------         ------------------------------
                                       1997               1996                1997              1996
                                   ----------         ----------            ----------      ----------
NUMERATOR:
Net Income                             $2,887             $4,939             $5,725             $6,163
                                   ==========         ==========         ==========         ==========
DENOMINATOR:
Average shares outstanding
  utilized in the calculation
  of basic earnings per share      11,509,496         13,393,398         11,671,200         13,393,398
                                   ----------         ----------         ----------         ----------
Common stock equivalents due to
  the dilutive effect of stock
  options                             509,659                 -             436,584                 -
                                   ----------         ----------         ----------         ----------
Average shares outstanding
  utilized in the calculation
  of diluted earnings per share    12,019,155         13,393,398         12,107,784         13,393,398
                                   ==========         ==========         ==========         ==========

5.   SAVINGS ASSOCIATION INSURANCE FUND ("SAIF") SPECIAL ASSESSMENT

During the quarter ended September 30, 1996, the Bank was assessed a one-time special assessment of $2.0 million by the Federal Deposit Insurance Corporation (the "FDIC") in order to recapitalize the SAIF. The special assessment was recorded in non-interest expense during the quarter ended September 30, 1996.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

6.   INCOME TAXES

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires that deferred taxes be provided for temporary differences between the book and tax bases of assets and liabilities.

On July 30, 1996, New York State (the "State") enacted legislation, effective January 1, 1996, which generally retains the percentage of taxable income method for computing allowable bad debt deductions and does not require the Bank to recapture into income State tax bad debt reserves unless one of the following events occur: 1) the Bank's retained earnings represented by the reserve is used for purposes other than to absorb losses from bad debts, including dividends in excess of the Bank's earnings and profits or distributions in liquidation or in redemption of stock; 2) the Bank fails to qualify as a thrift as provided by the State tax law, or 3) there is a change in state tax law. Upon adoption of this legislation, the Bank had a deferred tax liability of approximately $1,848 recorded for the excess of State tax bad debt reserves over its reserve at December 31, 1987 in accordance with SFAS
109. In December, 1996 after evaluating the State tax legislation, as well as relevant accounting literature and industry practices, management of the Bank concluded that this liability was no longer required to be recorded, and recovered the full deferred tax liability. This recovery resulted in a reduction of income tax expense during the three and six-month periods ended December 31, 1996 for the full amount of the recovered deferred tax liability.

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

SELECTED FINANCIAL RATIOS AND OTHER DATA

                                                         At or For the                           At or For The
                                                        Three Months Ended                      Six Months Ended
                                                           December 31,                           December 31,
                                                     1997              1996                     1997           1996
                                                 ---------           -------                 --------        -------
                                                     ($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
PERFORMANCE RATIOS:
Return on average assets <F1>                         0.81%             1.61%                     0.83%          1.02%
Cash basis return on average assets <F2>              1.23              1.89                      1.25           1.31
Return on average stockholders' equity <F1>           6.27              9.19                      6.15           5.75
Return on average tangible stockholders'
  equity <F1>                                         7.40             10.48                      7.25           6.58
Cash basis return on average stockholders'
  equity <F2>                                         9.58             10.77                      9.29           7.38
Cash Basis Return on average tangible
  stockholders' equity <F2>                          11.31             12.29                     10.96           8.44
Average stockholders' equity to average
  assets                                             12.88             17.55                     13.42          17.69
Stockholders' equity to total assets at
  end of period                                      12.51             17.98                     12.51          17.98
Tangible equity to tangible assets at end
  of period                                          10.81             15.96                     10.81          15.96
Average interest rate spread                          3.01              3.41                      3.11           3.33
Net interest margin                                   3.59              4.13                      3.67           4.04
Average interest-earning assets to
   average interest-bearing liabilities             114.93            120.36                    114.97         120.15
Non-interest expense to average assets <F1>           1.92              1.83                      1.96           2.27
Efficiency ratio <F1>                                52.20             43.73                     52.10          55.66

PER SHARE DATA:
Basic earnings per share <F1>                        $0.25             $0.37                     $0.49          $0.46
Basic cash basis earnings per share <F2>              0.38              0.43                      0.74           0.59
Book value per share                                 14.97             15.23                     14.97          15.23
Tangible book value per share                        12.69             13.19                     12.69          13.19

ASSET QUALITY RATIOS AND OTHER DATA:
Total non-performing loans                          $2,268            $2,917                    $2,268         $2,917
Other real estate owned, net                           965             2,270                       965          2,270
RATIOS:
Non-performing loans to total loans                   0.27%             0.45%                     0.27%          0.45%
Non-performing loans and other real estate
    owned to total assets                             0.22              0.42                      0.22           0.42
Allowance for loan losses to:
  Non-performing loans                              507.72            304.80                    507.72         304.80
   Total loans                                        1.36              1.38                      1.36           1.38

REGULATORY CAPITAL RATIOS: (BANK ONLY)
Tangible capital                                      9.22%            10.98%                     9.22%         10.98%
Core capital                                          9.22             10.99                      9.22          10.99
Risk-based capital                                   18.68             23.25                     18.68          23.25

<F1>  Adjusted  EARNINGS AND RATIOS.  Excluding the effects of the SAIF  Special
Assessment, and the recovery of New York State deferred income taxes previously provided, return on average assets, return on average stockholders' equity, return on average tangible stockholders' equity, non-interest expense to average assets, the efficiency ratio and basic earnings per share would have been 1.01%, 5.75%, 6.56%, 1.83%, 43.73% and $0.23, respectively, for the three months  ended  December 31, 1996 and 0.89%, 5.05%, 5.78%,  1.93%,  47.43%,  and
$0.40 for the six months ended December 31, 1996.

<F2> CASH EARNINGS.   Excluding  the effects of the SAIF Special Assessment, and the recovery of New York State deferred income taxes previously provided, cash basis return on average assets, cash basis return on average stockholders' equity, cash basis return on average tangible stockholders' equity, and basic cash basis earnings per share would have been 1.29%, 7.34%, 8.37%, and $.29, respectively, for the three months ended December 31, 1996, and 1.18%, 6.67%, 7.64%, and $0.53, respectively for the six months ended December 31, 1996.


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

   The primary investing activities of the Bank are the origination of multi-family and single-family mortgage loans, and the purchase of mortgage-backed and other securities. During the six months ended December 31, 1997, the Bank's loan originations totaled $145.5 million compared to $119.5 million for the six months ended December 31, 1996. Purchases of mortgage-backed and other securities totaled $200.2 million for the six months ended December 31, 1997, compared to $226.0 million for the six months ended December 31, 1996. These activities were funded primarily by principal repayments on loans and mortgage-backed securities, maturities of investment securities, and borrowings by means of repurchase agreements and Federal Home Loan Bank of New York ("FHLBNY") advances. Principal repayments on loans and mortgage-backed securities totaled $72.1 million during the six months ended December 31, 1997, compared to $76.8 million for the six months ended December 31, 1996. Maturities and calls of investment securities totaled $53.3 million and $305.4 million, respectively, during the six months ended December 31, 1997 and 1996. Loan and security sales, which totaled $62.6 million and $17.8 million, respectively, during the six months ended December 31, 1997 and 1996, provided some additional cash flows.

   Deposits increased $63.9 million during the six months ended December 31, 1997, compared to a net decrease in total deposits of $1.8 million during the six months ended December 31, 1996. Deposit flows are affected by, among other things, the level of interest rates, the interest rates and products offered by local competitors, and other factors. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1997, totaled $347.1 million. Based upon the Company's current pricing strategy and deposit retention experience, management believes that a significant portion of such deposits will remain with the Company. On July 1, 1996, the Company refunded $141.1 million in excess subscription proceeds related to its conversion to a stock company in June, 1996. This refund was the primary component of the decline in escrow and other deposits of $133.2 million during the six months ended December 31, 1996. Net borrowings increased $100.7 million during the six months ended December 31, 1997, comprised of growth of $77.9 million and $22.8 million, respectively, in securities sold under agreements to repurchase ("Repo") transactions and FHLBNY advances.

   The Bank is required to maintain a minimum average daily balance of liquid assets as defined by Office of Thrift Supervision regulations. The minimum required liquidity ratio is currently 4.0%. At December 31, 1997, the Bank's liquidity ratio was 18.8%. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

   The Bank monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sales and various money market investments. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of the Bank's borrowing privileges at the FHLBNY. At December 31, 1997, the Bank had fully utilized its borrowing capacity with the FHLBNY of $189.5 million. Additional borrowing capacity can be obtained through the purchase by the Bank of additional FHLBNY capital stock.

   At December 31, 1997, the Bank was in compliance with all applicable regulatory capital requirements. Tangible capital totaled $133.1 million, or 9.22% of total tangible assets, compared to a 1.50% regulatory requirement; core capital, at 9.22%, exceeded the required 3.0% regulatory minimum, and total risk-based capital, at 18.68% of risk weighted assets, exceeded the 8.0% regulatory requirement.

   During the six months ended December 31, 1997, the Company repurchased 654,637 shares of its common stock into treasury. The aggregate cost of such repurchase was $13.3 million, for an average price of $20.34 per share.

   The Company declared and paid cash dividends totaling $696,000 during the six months ended December 31, 1997. The Company did not declare or pay any dividends during the six months ended December 31, 1996. On January 15, 1998, the Company declared a cash dividend of $0.08 per share to all shareholders of record as of the close of business on January 30, 1998. The dividends will be paid on February 13, 1998.

ASSET QUALITY

Non-performing loans (loans past due 90 days or more as to principal or interest) totaled $2.3 million at December 31, 1997, as compared to $3.2 million at June 30, 1997. In addition, the Bank had 31 loans totaling $486,000 delinquent 60-89 days at December 31, 1997, as compared to 33 such delinquent loans totaling $603,000 at June 30, 1997.

Under GAAP, the Bank is required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a debt constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled-debt restructurings, however, and troubled-debt restructurings do not necessarily result in non-accrual loans. The Bank had four loans classified as troubled-debt restructurings at December 31, 1997, totaling $4.7 million, and all are currently performing according to their restructured terms.

The recorded investment in loans for which impairment has been recognized under the guidance of Statement of Financial Accounting Standards No. 114 "Accounting for a Creditor for Impairment of a Loan," ("SFAS 114") was approximately $4.2 million as of December 31, 1997, compared to $4.3 million at June 30, 1997. The average balance of impaired loans was $4.2 million for the six months ended December 31, 1997. The impaired portion of these loans is represented by specific reserves totaling $46,000 allocated within the allowance for loan losses at December 31, 1997. At December 31, 1997, one loan totaling $2.7 million, was deemed impaired for which no reserves have been provided. This loan, which is included in troubled-debt restructurings at December 31, 1997, has performed in accordance with the provisions of the restructuring agreement signed in October, 1995. The loan has been retained on accrual status at December 31, 1997. At December 31, 1997, approximately $783,000 of one-to-four family and cooperative apartment loans on nonaccrual status were not deemed impaired under SFAS 114. Each of these loans have outstanding balances less than $203,000, and are considered a homogeneous loan pool not covered by SFAS 114.

The following table sets forth information regarding the Bank's non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated.

                                                                 AT DECEMBER 31,             AT JUNE 30,
                                                                      1997                      1997
                                                               -------------------        ----------------
                                                                             ($ In Thousands)
NON-PERFORMING LOANS:
   One- to four-family                                                     $731                  $1,123
   Multi-family and underlying cooperative                                1,266                   1,613
   Non-residential                                                           -                       -
   Cooperative apartment                                                    227                     415
   Other loans                                                               44                      39
                                                                ------------------         ---------------
TOTAL NON-PERFORMING LOANS                                                2,268                   3,190
TOTAL OREO                                                                  965                   1,697
                                                                ------------------         ---------------
TOTAL NON-PERFORMING ASSETS                                              $3,233                  $4,887
                                                                 =================         ===============
TROUBLED-DEBT RESTRUCTURINGS                                             $4,671                  $4,671
TOTAL NON-PERFORMING ASSETS AND TROUBLED-DEBT
  RESTRUCTURINGS                                                          7,904                   9,558
IMPAIRED LOANS                                                            4,166                   4,294
TOTAL NON-PERFORMING LOANS TO TOTAL LOANS                                  0.27%                   0.43%
TOTAL IMPAIRED LOANS TO TOTAL LOANS                                        0.49                    0.57
TOTAL NON-PERFORMING ASSETS TO TOTAL ASSETS                                0.22                    0.37
TOTAL NON-PERFORMING ASSETS AND TROUBLED-DEBT
  RESTRUCTURINGS TO TOTAL ASSETS                                           0.53                    0.73


Comparison of Financial Condition at December 31, 1997 and
June 30, 1997

ASSETS. The Company's assets totaled $1.49 billion at December 31, 1997, an increase of $173.0 million from total assets of $1.32 billion at June 30, 1997. The growth in assets was experienced primarily in real estate loans, mortgage-backed securities available for sale and federal funds sold, which increased $99.6 million, $57.4 million, and $18.6 million, respectively.

The  increase in real estate loans resulted primarily  from
originations  of $145.5 million during the six months ended
December 31, 1997,  of  which  $142.5  million  were multi-
family   and  underlying  cooperative  and  non-residential
loans.  The  increased loan originations resulted from both
an active local real estate market and a favorable interest
rate environment  during the past six months.  The increase
in mortgage backed  securities  available for sale resulted
from  purchases of $124.2 million  during  the  six  months
ended December  31,  1997,  primarily  attributable  to the
capital  leverage program.  These purchases were offset  by
sales and  calls  of $49.9 million and principal repayments
of $18.2 million on  these  securities.   The  increase  in
federal  funds  sold  resulted primarily from the flattened
yield   curve,   which  reduced   the   attractiveness   of
investments possessing longer terms to maturity.

LIABILITIES. Funding  for  the  growth in real estate loans
and  federal  funds  sold  was  obtained   primarily   from
increased deposits of $63.9 million and increased FHLBNY of $22.8 million during the six month period.

Funding for the increase in mortgage-backed securities available for sale was obtained primarily from increased securities sold under agreement to repurchase transactions of $77.9 million, resulting from the capital leverage program.

STOCKHOLDERS'  EQUITY.  Stockholders'  equity declined $4.7
million  during  the  six months ended December  31,  1997.
During the six months ended  December 31, 1997, the Company
purchased 654,637 shares of its  common stock into treasury
at  an  aggregate  cost of $13.3 million.   Offsetting  the
share  repurchases,  was   net   income  of  $5.7  million,
amortization of the Company's Stock Plans of $2.5 million, and an increase of $1.1 million of the unrealized gain on investment and mortgage-backed securities available for sale.

CAPITAL  LEVERAGE  STRATEGY.  As  a  result  of the initial
public  offering  in  June, 1996, the Bank's capital  level
significantly  exceeded  all  regulatory  requirements.   A
portion of the "excess"  capital  generated  by the initial
public  offering  has been deployed through the  use  of  a
capital leverage strategy  whereby the Bank invests in high
quality  mortgage-backed  securities   ("leverage  assets")
funded  by short term borrowings from various  third  party
lenders under securities sold under agreement to repurchase
transactions.   The  capital  leverage  strategy  generates
additional earnings for the Company by virtue of a positive
interest  rate  spread  between  the  yield on the leverage
assets and the cost of the borrowings.   Since  the average
term to maturity of the leverage assets exceeds that of the
borrowings  used  to  fund their purchase, the net interest
income earned on the leverage strategy would be expected to
decline in a rising interest rate environment.  See "Market
Risk."  To date, the capital  leverage  strategy  has  been
undertaken  in  accordance  with  limits established by the
Board of Directors, aimed at enhancing  profitability under
moderate  levels of interest rate exposure.   Assets  under
the capital leverage strategy were $170.1 million, on a net basis, at December 31, 1997, compared to $96.3 million at June 30, 1997.

COMPARISON OF THE OPERATING  RESULTS  FOR  THE THREE MONTHS
     ENDED DECEMBER 31, 1997 AND 1996


GENERAL. Net income for the three months ended December 31, 1997, totaled $2.9 million compared to $4.9 million during the three months ended December 31, 1996. Net income for the three months ended December 31, 1996, was affected by the one-time recovery of previously recorded income tax expense of $1.8 million. Net income for the three months ended December 31, 1996, excluding this non-recurring item, was $3.1 million.

The discussion of interest income and expense for the three months ended December 31, 1997 and 1996, presented below, should be read in conjunction with the following table, which sets forth certain information relating to the Company's consolidated statements of operations for the three months ended December 31, 1997 and 1996, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.


                                                               FOR THE THREE MONTHS ENDED DECEMBER 31,
                                       -----------------------------------------------------------------------------------
                                                          1997                                        1996
                                       -----------------------------------------------------------------------------------
                                                                      AVERAGE                                     AVERAGE
                                          AVERAGE                      YIELD/         AVERAGE                      YIELD/
                                          BALANCE       INTEREST        COST          BALANCE       INTEREST       COST
                                       ------------    ----------    ----------     -----------     ---------     --------
                                                           ($ IN THOUSANDS)
ASSETS:
  INTEREST-EARNING ASSETS:
    Real Estate Loans <F1>                 $814,442       $17,059        8.38%         $624,498       $13,417       8.59%
    Other loans                               5,431           122        8.99             5,312           103       7.76
    Mortgage-backed securities <F2>         332,763         5,713        6.87           259,097         4,315       6.66
    Investment securities <F2> <F3>         171,990         2,866        6.43           234,022         3,885       6.37
    Federal funds sold                       43,984           591        5.37            36,854           517       5.61
                                        -----------    ----------                   -----------     ---------
      TOTAL INTEREST-EARNING ASSETS       1,368,610       $26,351        7.70%        1,159,783       $22,237       7.67%
                                        -----------    ==========                   -----------     =========
     NON-INTEREST EARNING ASSETS             61,374                                      64,873
                                        -----------                                 -----------
TOTAL ASSETS                             $1,429,984                                  $1,224,656
                                        ===========                                 ===========
LIABILITIES AND STOCKHOLDERS'
EQUITY:
  INTEREST-BEARING LIABILITIES:
    NOW, Super NOW and
       Money Market Accounts                $48,746          $287        2.34%          $56,745          $370       2.61%
    Savings Accounts                        336,129         1,913        2.26           349,036         2,083       2.39
    Certificates of Deposit                 597,359         8,706        5.78           509,688         7,174       5.63
    Mortgagors' Escrow                        4,586            34        2.94             3,999            19       1.90
    Borrowed Funds                          203,967         3,132        6.09            44,132           622       5.64
                                        -----------    ----------                   -----------     ---------
      TOTAL INTEREST-BEARING
        LIABILITIES                       1,190,787       $14,072        4.69%          963,600       $10,268       4.26%
                                        -----------    ==========                   -----------     =========
  CHECKING ACCOUNTS                          28,396                                      26,760
  OTHER NON-INTEREST-BEARING
    LIABILITIES                              26,553                                      19,331
                                        -----------                                 -----------
      TOTAL LIABILITIES                   1,245,736                                   1,009,691
  STOCKHOLDERS' EQUITY                      184,248                                     214,965
                                        -----------                                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                 $1,429,984                                  $1,224,656
                                        ===========                                 ===========
NET INTEREST INCOME/ INTEREST RATE
  SPREAD <F4>                                             $12,279        3.01%                        $11,969       3.41%
                                                       ==========                                   =========
NET INTEREST-EARNING ASSETS/NET
  INTEREST MARGIN <F5>                     $177,823                      3.59%         $196,183                     4.13%
                                        ===========                                 ===========
RATIO OF INTEREST-EARNING ASSETS
  TO INTEREST-BEARING LIABILITIES                                      114.93%                                    120.36%

<F1> In computing the average balance of loans, non-accrual loans have been included.
<F2> Includes securities classified "available for sale."
<F3> The average yield on investment securities during the three months ended December 31, 1997 and 1996 have been adjusted to reflect capital gains distributions of $134 and $208 in December 31, 1997 and December 31, 1996, respectively, which are non-recurring and therefore were not annualized.
<F4> Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
<F5> Net interest margin represents net interest income as a percentage of average interest-earning assets.

                                    -17-

RATE/VOLUME ANALYSIS

                                                                THREE MONTHS ENDED
                                                                 DECEMBER 31, 1997
                                                                    COMPARED TO
                                                                THREE MONTHS ENDED
                                                                 DECEMBER 31, 1996
                                                                INCREASE/(DECREASE)
                                                                       DUE TO
                                                    VOLUME              RATE             TOTAL
                                                -------------      ------------      ------------
                                                       ($ IN THOUSANDS)
  INTEREST-EARNING ASSETS:
    Real Estate Loans                                 $4,026             $(384)           $3,642
    Other loans                                            3                16                19
    Mortgage-backed securities                         1,244               154             1,398
    Investment securities                             (1,021)                2            (1,019)
    Federal funds sold                                    98               (24)               74
                                                -------------      ------------      ------------
      TOTAL                                           $4,350             $(236)           $4,114
                                                =============      ============      ============
  INTEREST-BEARING LIABILITIES:
    NOW, Super Now and money market accounts            $(48)             $(35)             $(83)
    Savings accounts                                     (67)             (103)             (170)
    Certificates of deposit                            1,291               241             1,532
    Mortgagors' escrow                                     4                11                15
    Borrowed funds                                     2,365               145             2,510
                                                -------------      ------------      ------------
      TOTAL                                            3,545               259             3,804
                                                -------------      ------------      ------------
NET CHANGE IN NET INTEREST INCOME                       $805             $(495)             $310
                                                =============      ============      ============

NET INTEREST INCOME. Net interest income for the three
months  ended  December 31, 1997 increased $310,000 to
$12.3 million from  $12.0  million  during  the  three
months  ended  December  31,  1996.   The increase was
attributable  primarily  to  an  increase  of   $208.8
million in interest earning assets, offset by a decline in the net interest rate spread of 40 basis points during the three months ended December 31, 1997. The net interest margin declined 54 basis points from 4.13% for the three months ended December
31, 1996  to 3.59% for the three months ended December
31, 1997.

INTEREST INCOME. Interest income for the three months ended December 31, 1997, was $26.3 million, an increase of $4.1 million from $22.2 million during the three months ended December 31, 1996. The increase in interest income was attributable primarily to increased interest income on real estate loans and mortgage-backed securities of $3.6 million and $1.4 million, respectively. The increase in interest income on real-estate loans was attributable primarily to an increase of $189.9 million in the average balance of real estate loans during the three months ended December 31, 1997, resulting primarily from $289.6 million of real estate loans originated during the period January 1, 1997 through December 31, 1997.
The increases in interest income on mortgage-backed securities was also attributable primarily to an increase in average balances of $73.7 million during the three months ended December 31, 1997, resulting from $170.1 million in mortgage-backed securities purchased through the Bank's capital leverage program.
Offsetting these increases to interest income was a decrease in interest income on investment securities of $1.0 million, resulting from a decline in average balance of investment securities of $62.0 million.
The decline in the average balance resulted from the Bank utilizing funds from matured investment securities to fund loan originations. Overall, the yield on interest earning assets increased 3 basis points from 7.67% during the three months ended
December 31, 1996 to 7.70% during the three months ended December 31, 1997, due primarily to the movement of funds from matured investment securities into higher yielding real estate loans. The average yield on real estate loans declined 21 basis points due to increased interest rate competition on loan originations, while the yield on mortgage-backed securities increased 21 basis points reflecting purchases of higher-yielding securities under the capital leverage strategy, which possess longer average terms-to-maturity.

INTEREST EXPENSE. Interest expense increased $3.8 million, to $14.1 million during the three months ended December 31, 1997, from $10.3 million during the three months ended December 31, 1996. This increase resulted primarily from increased interest expense of $1.5 million and $2.5 million, respectively, on certificate of deposit accounts and borrowed funds, which resulted from increased average balances of $87.7 million and $159.8 million, respectively during the three months ended December 31, 1997, compared to the three months ended December 31, 1996. The increase in the average balance on certificates of deposit resulted primarily from increased deposit flows due to higher rates offered on selected certificate accounts during 1997. The increase in average balance of borrowed funds resulted primarily from $169.5 million of borrowed funds added during the period October 1, 1996 to December 31, 1997, under the capital leverage program. In addition to the growth in average balances, the average cost of interest bearing liabilities increased 43 basis points to 4.69%
during the quarter ended December 31, 1997, from 4.26% during the quarter ended December 31, 1996. The increase in average cost resulted from an increase of $87.7 million in the average balance of certificate of deposit accounts, which generally have a higher average cost than other deposits, the increase of 15 basis points in average cost on certificate of deposit accounts resulting from a rate promotion instituted during the previous quarter, and an increase of 45 basis points in average cost on borrowed funds, resulting from higher-rate, longer-term borrowings undertaken during the past two quarters in order to fund loan originations.

PROVISION FOR  LOAN  LOSSES.  The  Provision  for Loan
Losses  decreased  $525,000  to $525,000 for the three
months ended December 31, 1997, from $1.05 million for
the three months ended December  31, 1996. The decline
in   the  provision  for  loan  losses  reflects   the
improvement  in  non-performing  loans. Non-performing
loans  decreased  to  $2.3  million during  the  three
months ended December 31, 1997,  from  $3.2 million at
June 30, 1997.  See "Asset Quality"  The Allowance for
loan losses increased to $11.5 million at December 31,
1997, from $11.2 million at September 30, 1997, as the
loan  loss  provision  of $525,000 was offset  by  net
charge-offs of $160,000.  In management's judgment, it
was prudent to continue  the  loan  loss  provision to
supplement  the  loan  loss allowance, based upon  the
Bank's   growing   volume   of    multi-family    loan
originations   and   the   composition   of  its  loan
portfolio.  See "Asset Quality."

NON-INTEREST  INCOME.   Non-interest  income  remained
relatively  constant  during  the  three months  ended
December 31, 1997 compared to the three  months  ended
December  31,  1996.   An  decrease  in  other  income
resulting  from  decreased rental income on properties
previously  owned  by   Conestoga  was  offset  by  an
increase in service charges  and other fees, resulting
from increased loan commitment  fee  income  from loan
origination  activity.   In  addition, an increase  in
gain on sale of securities and other assets was offset by a decrease in gain on sale of loans.

NON-INTEREST EXPENSE.  Non-interest  expense increased
$1.3 million to $6.9 million during the  three  months
ended December 31, 1997, from $5.6 million during  the
three  months  ended December 31, 1996.  This increase
resulted primarily  from  increased expense related to
the  Company's  ESOP and RRP  plans  of  $966,000.   A
portion of this increased  expense  resulted  from the
RRP,  for  which  no  expense  was recorded during the
three months ended December 31,  1996  since  the plan
was  approved  by  the shareholders in December, 1996.
The remaining increase  in  the  ESOP  and RRP expense
resulted from the increased ESOP expense  attributable
to  the  increase  in  the  Company's stock price,  as
expense related to the ESOP is recorded based upon the
market value of the Company's  stock.   In addition to
the  increased  ESOP  and  RRP  expense, salaries  and
employee benefits expense increased  $336,000  due  to
general   salary   increases,   the   federal  deposit
insurance  premium  expense increased $85,000  as  the
Company incurred no insurance  cost  during  the three
months  ended  December  31,  1996, due to legislation
resulting from the SAIF Recapitalization  charge  paid
in  September,  1996,  and  the  data processing costs
increased as a result of increased  loan  and  deposit
activity.  Offsetting these increases were declines of
$87,000,   $50,000   and   $56,000   respectively,  in
occupancy and equipment expense, provision  for losses
on other real estate owned, and other expenses  during
the three months ended December 31, 1997, compared  to
1996.    The  reduction
in  occupancy  and  equipment expense  resulted   primarily
from decreased rental expense, and the reduced provision for losses on other real estate owned resulted primarily from a reduction in other real estate owned balance from $2.0 million at Decembr 31, 1996, to $965,000 at December 31,
1997.   The  decrease  in  other   expenses   resulted
primarily  from  reductions  of  $67,000  and $27,000,
respectively,   in   legal   expenses  and  accounting
expenses, both of which were higher in the prior year due to the Company being in its initial stages as a public company.

INCOME TAX EXPENSE. Income tax expense for the quarter
ended  December  31, 1997, was $3.0 million, resulting
in an effective tax  rate  of  51.28%.   Excluding the
effect of the New York State income tax recovery,  the
Company's  effective  tax  rate would have been 51.45%
during  the  quarter  ended December  31,  1996.   The
decline  in  the  effective  tax  rate  was  primarily
attributable  to  reduced   income   tax  expenses  on
securities interest income resulting from  operational
changes  made  by  the  Company  in April, 1997.   The
Company's  generally  higher  effective  tax  rate  is
caused  by certain non-deductible  recurring  expenses
such  as  goodwill.   Excluding  these  non-deductible
items, the Company's effective tax rate for the three months ended December 31, 1997, would have been 43.56%.

COMPARISON OF THE OPERATING RESULTS FOR THE SIX MONTHS
     ENDED DECEMBER 31, 1997 AND 1996


GENERAL.  Net income for the six months ended December
31,  1997,  totaled  $5.7  million  compared  to  $6.2
million during the six months ended December 31, 1996.
Net income for the six months ended December 31, 1996, was affected by the one-time recovery of previously recorded income tax expense of $1.8 million recorded in December, 1996, and the non-recurring special assessment of $1.1 million, after taxes, for the recapitalization of the SAIF. Net income for the six months ended December 31, 1996, excluding these non-recurring items, was $5.4 million.

The discussion of interest income and  expense for the
six months ended December 31, 1997 and 1996, presented
below,   should  be  read  in  conjunction  with   the
following  table, which sets forth certain information
relating to  the  Company's consolidated statements of
operations for the  six months ended December 31, 1997
and 1996, and reflects the average yield on assets and
average cost of liabilities for the periods indicated.
Such yields and costs  are  derived by dividing income
or  expense  by  the  average  balance  of  assets  or
liabilities,  respectively,  for  the  periods  shown.
Average  balances  are  derived  from  average   daily
balances. The yields and costs include fees which are considered adjustments to yields.

                                    -20-

                                                               FOR THE SIX MONTHS ENDED DECEMBER 31,
                                       -----------------------------------------------------------------------------------
                                                          1997                                        1996
                                       -----------------------------------------------------------------------------------
                                                                      AVERAGE                                     AVERAGE
                                          AVERAGE                      YIELD/         AVERAGE                      YIELD/
                                          BALANCE       INTEREST        COST          BALANCE       INTEREST       COST
                                       ------------    ----------    ----------     -----------     --------      --------
                                                           ($ IN THOUSANDS)
ASSETS:                                                                ($ InThousands)
  INTEREST-EARNING ASSETS:
    Real Estate Loans <F1>                 $793,640       $33,328       8.40%          $608,032      $26,064        8.57%
    Other loans                               5,463           251       9.19              5,413          235        8.68
    Mortgage-backed securities <F2>         318,317        10,906       6.85            234,210        8,013        6.84
    Investment securities <F2> <F3>         167,296         5,550       6.55            250,135        7,803        6.16
    Federal funds sold                       38,491         1,044       5.42             47,415        1,334        5.63
                                       ------------    ----------                   -----------     --------
    TOTAL INTEREST-EARNING ASSETS         1,323,207       $51,079       7.72%         1,145,205      $43,449        7.59%
     NON-INTEREST EARNING ASSETS             64,503    ==========                        65,608     ========
                                       ------------                                 -----------
TOTAL ASSETS                             $1,387,710                                  $1,210,813
                                       ============                                 ===========
LIABILITIES AND EQUITY:
  INTEREST BEARING LIABILITIES:
    NOW, Super Now and money
      market accounts                       $48,942          $579       2.35%           $58,377         $785        2.69%
    Savings accounts                        338,367         3,849       2.26            352,698        4,320        2.45
    Certificates of deposit                 579,225        16,792       5.75            503,798       14,192        5.63
    Mortgagors' escrow                        4,125            52       2.50              3,716           38        2.05
    Borrowed Funds                          180,268         5,502       6.05             34,592          980        5.67
                                       ------------    ----------                   -----------     --------
      TOTAL INTEREST-BEARING
        LIABILITIES                       1,150,927       $26,774       4.61%           953,181      $20,315        4.26%
                                       ------------    ==========                   -----------     ========
  CHECKING ACCOUNTS                          27,966                                      27,027
  OTHER NON-INTEREST BEARING
    LIABILITIES                              22,565                                      16,407
                                       ------------                                 -----------
      TOTAL LIABILITIES                   1,201,458                                     996,615
  STOCKHOLDERS' EQUITY                      186,252                                     214,198
                                       ------------                                 -----------
      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY            $1,387,710                                  $1,210,813
                                       ============                                 ===========
NET INTEREST INCOME/INTEREST
  RATE SPREAD <F4>                                        $24,305       3.11%                        $23,134        3.33%
                                                       ==========                                   ========
NET INTEREST-EARNING ASSETS/NET
  INTEREST MARGIN <F5>                     $172,280                     3.67%          $192,024                     4.04%
                                       ============                                 ===========
RATIO OF INTEREST-EARNING ASSETS
  TO INTEREST-BEARING LIABILITIES                                     114.97%                                     120.15%

<F1> In computing the average balance of loans, non-accrual loans have been included.
<F2> Includes securities classified "available for sale."
<F3> The average yield on investment securities during the
     six months ended December 31, 1996 and 1995 have been adjusted to reflect capital gains distributions of $134 and $208 in December 31, 1997 and December 31, 1996 respectively, which are non-recurring and therefore were not annualized.
<F4> Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
<F5> Net interest margin represents net interest income as a percentage of average interest-earning assets.


                                                                 SIX MONTHS ENDED
                                                                 DECEMBER 31, 1997
                                                                    COMPARED TO
                                                                 SIX MONTHS ENDED
                                                                 DECEMBER 31, 1996
                                                                INCREASE/(DECREASE)
                                                                       DUE TO
                                                    VOLUME              RATE             TOTAL
                                                -------------      ------------      ------------
                                                                 ($ IN THOUSANDS)
  INTEREST-EARNING ASSETS:
    Real Estate Loans                                 $7,869             $(605)           $7,264
    Other loans                                            2                14                16
    Mortgage-backed securities                         2,879                14             2,893
    Investment securities                             (2,646)              393            (2,253)
    Federal funds sold                                  (245)              (45)             (290)
                                                -------------      ------------      ------------
      TOTAL                                           $7,859             $(229)           $7,630
                                                =============      ============      ============
  INTEREST-BEARING LIABILITIES:
    NOW, Super Now and money market accounts           $(117)             $(89)            $(206)
    Savings accounts                                    (155)             (316)             (471)
    Certificates of deposit                            2,218               382             2,600
    Mortgagors' escrow                                     5                 9                14
    Borrowed funds                                     4,308               214             4,522
                                                -------------      ------------      ------------
      TOTAL                                            6,259               200             6,469
                                                -------------      ------------      ------------
NET CHANGE IN NET INTEREST INCOME                     $1,600             $(429)           $1,171
                                                =============      ============      ============

NET INTEREST INCOME. Net interest income for the
six  months  ended  December  31, 1997 increased
$1.2 million to $24.3 million from $23.1 million
during the six months ended December  31,  1996.
The  increase  was  attributable primarily to an
increase of $178.0 million  in  interest earning
assets, offset by a decline in the  net interest
rate  spread  of  22  basis  points.   The   net
interest margin declined 37 basis points from 4.04% for the six months ended December 31, 1996 to 3.67% for the six months ended December 31, 1997.

INTEREST INCOME. Interest income for the six months ended December 31, 1997, was $51.1 million, an increase of $7.7 million from $43.4 million during the six months ended December 31, 1996. The increase in interest income was attributable to increased interest income on real estate loans and mortgage-backed securities of $7.3 million and $2.9 million, respectively.
The increase in interest income on real-estate loans was attributable primarily to an increase of $185.6 million in the average balance of real estate loans, resulting primarily from $289.6 million of real estate loans originated during the period January 1, 1997 through December 31,
1997. The increases in interest income on mortgage-backed securities was also attributable primarily to an increase in the average balance of $84.1 million, resulting from mortgage-backed securities purchased through the Bank's capital leverage program. Offsetting these increases to interest income was a decrease in interest income on investment securities of $2.3 million, resulting from a decline in the average balance of investment securities of $82.8 million. The decline in the average balance resulted from the Bank utilizing funds from matured investment securities to fund loan originations. Overall, the yield on interest earning assets increased
13 basis points from 7.59% during the six months ended December 31, 1996 to 7.72% during the six months ended December 31, 1997, due primarily to the movement of funds from matured investment securities into higher yielding real estate loans. The average yield on real estate loans declined 21 basis points due to increased interest rate competition on loan originations, while the yield on investment securities increased 39 basis points reflecting the runoff of lower-yielding, short-term securities, for which the proceeds were utilized to fund new loan originations.

INTEREST EXPENSE. Interest expense increased
$6.5 million, to $26.8 million during the six months ended December 31, 1997, from $20.3 million during the six months ended December 31, 1996. This increase resulted primarily from increased interest expense of $2.6 million and $4.5 million, respectively, on certificate of deposit accounts and borrowed funds, which resulted from increased average balances of $75.4 million and $145.7 million, respectively during the six months ended December 31, 1997, compared to the six months ended December 31, 1996. The increase in the average balance on certificates of deposit resulted primarily from increased deposit flows due to higher rates offered on selected certificate accounts during 1997. The increase in the average balance of borrowed funds resulted primarily from $169.5 million of borrowed funds added during the period October 1, 1996 to December 31, 1997, under the capital leverage program. In addition to the growth in the average balances, the average cost of interest bearing liabilities increased 35 basis points to 4.61% during the six months ended December 31, 1997, from 4.26% during the six months ended December 31, 1996.
The increase in average cost resulted from an increase of $75.4 million in the average balance of certificate of deposit accounts, which generally have a higher average cost than other deposits, the increase of 12 basis points in average cost on certificate of deposit accounts resulting from a t rate promotion instituted during the first quarter of the fiscal year, and an increase of 38 basis points in average cost on borrowed funds, resulting from higher-rate, longer-term borrowings undertaken during the past two quarters in order to fund loan originations.

PROVISION  FOR  LOAN  LOSSES.  The provision for
loan  losses  decreased $1.05 million  to  $1.05
million for the  six  months  ended December 31,
1997, from $2.1 million for the six months ended
December 31, 1996. The decline  in the provision
for loan losses reflects the improvement in non-
performing    loans.     Non-performing    loans
decreased to $2.3 million  during the six months
ended December 31, 1997, from  $3.2  million  at
June   30,   1997.   See  "Asset  Quality"   The
allowance  for loan losses  increased  to  $11.5
million at December 31, 1997, from $10.7 million
at June 30,  1997, as the loan loss provision of
$1.05 million  was  offset by net charge-offs of
$261,000.   In  management's  judgment,  it  was
prudent to continue the loan loss provision to supplement the loan loss allowance, based upon the Bank's growing volume of multi-family loan originations and the composition of its loan portfolio. See "Asset Quality."

NON-INTEREST    INCOME.    Non-interest   income
increased $204,000  to  $2.0  million during the
six months ended December 31, 1997,  compared to
$1.8   million   during  the  six  months  ended
December   31,   1996.     This   increase   was
attributable   primarily  to  an   increase   of
$290,000  in service  charges  and  other  fees,
which resulted  from  an increase of $263,000 in
loan  commitment  fee  income   from   increased
origination activity, offset by a decrease of $70,000 on net gains on the sale of loans.

NON-INTEREST   EXPENSE.   Non-interest   expense
decreased $130,000  to  $13.6 million during the
six months ended December  31,  1997, from $13.7
million during the six months ended December 31,
1996.   This  decrease  resulted from  the  SAIF
Special  Assessment  of  $2.0  million  incurred
during the six months ended  December  31, 1996.
Excluding  the  SAIF  Special  Assessment,  non-
interest   expense   increased   $1.9   million,
primarily  as  a  result  of  increased  expense
related  to the Company's ESOP and RRP plans  of
$1.7 million.   A portion of this increased ESOP
and RRP expense resulted from the RRP, which was
not  recorded  during   the   six  months  ended
December  31,  1996,  since  the  plan  was  not
approved  by  the  shareholders until  December,
1996.  The remaining  increase  in  the ESOP and
RRP  expense  resulted  from the increased  ESOP
expense  attributable  to the  increase  in  the
Company's stock price, as expense related to the
ESOP is recorded based upon the  market value of
the  Company's  stock.   In   addition   to  the
increased  ESOP  and  RRP  expense, salaries and
employee benefits expense increased $577,000 due
to general salary increases, the data processing
costs  increased  $100,000  as   a   result   of
increased loan and deposit activity.  Offsetting
these   increases   were  declines  of  $73,000,
$188,000   and   $145,000,    respectively,   in
occupancy and equipment expense,  provision  for
losses  on  other  real  estate owned, and other
expenses during the three  months ended December
31, 1997, compared to 1996.   The  reduction  in
occupancy   and   equipment   expense
resulted primarily  from  decreased depreciation expense,
and the reduced provision  for  losses  on other
real  estate  owned  resulted  primarily from  a
reduction  in  other  real estate owned  balance
from  $2.0  million  at December  31,  1996,  to
$965,000 at December 31,  1997.  The decrease in
other    expenses   resulted   primarily    from
reductions     of    $176,000    and    $36,000,
respectively, in legal expenses and accounting expenses, both of which were higher in the prior year due to the Company being in its initial stages as a public company.

INCOME  TAX  EXPENSE. Income tax expense for the
six months ended  December  31,  1997,  was $5.9
million,  resulting in an effective tax rate  of
50.91%.  Excluding  the  effects of both the New
York  State  income tax recovery  and  the  SAIF
recapitalization charge, the Company's effective
tax rate would  have  been  51.41%  for  the six
months ended December 31, 1996.  The decline  in
the    effective    tax   rate   was   primarily
attributable to reduced  income  tax expenses on
securities interest income operational resulting
from operational changes made by the  Company in
April,  1997.   The  Company's  generally higher
effective  tax  rate  is caused by certain  non-
deductible recurring expenses  such as goodwill.
Excluding   these   non-deductible  items,   the
Company's effective tax rate for the six months ended December 31, 1997, would have been 43.52%.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE
ABOUT MARKET RISK

Quantitative  and qualitative  disclosure  about
market risk is  presented  at  June  30, 1997 in
Exhibit  13.1 to the Company's Annual Report  on
Form  10-K,   filed   with  the  Securities  and
Exchange  Commission  on   September  26,  1997.
There  have  been  no material  changes  in  the
Company's  market  risk  at  December  31,  1997
compared to June 30, 1997. The following is an update of the discussion provided therein:

  GENERAL.  The Company's  largest  component of
market risk continues to be interest  rate risk.
Virtually  all of this risk continues to  reside
at  the Bank  level.   The  Bank  still  is  not
subject   to   foreign   currency   exchange  or
commodity  price  risk.   At December 31,  1997,
neither the Company nor the Bank owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

    ASSETS,  DEPOSIT  LIABILITIES AND  WHOLESALE
FUNDS. During the six months ended December 31, 1997, the Company has added $73.8 million in capital leverage transactions, under which high-quality mortgage-backed securities are purchased utilizing funding from short term borrowings.
While these transactions have served to increase the Company's interest rate risk, particularly under a rising interest rate environment, the Company's overall level of interest rate risk, inclusive of the effects of these transactions, has not changed materially from June 30, 1997 to December 31, 1997. There have been no other material changes in the composition of assets, deposit liabilities or wholesale funds from June
30, 1997 to December 31, 1997.

    GAP  ANALYSIS.  The one-year  and  five-year
cumulative   interest   sensitivity   gap  as  a
percentage of total assets still fall within  2%
of their levels at June 30, 1997 utilizing the same assumptions as at June 30, 1997.

    INTEREST RATE RISK COMPLIANCE. The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at June
30, 1997. There have been no changes in the board approved limits of acceptable variance in net interest income and net portfolio value at December 31, 1997 compared to June 30, 1997, and the projected changes continue to fall within the board approved limits at all levels of potential interest rate volatility.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 5, 1996, Dime Bancorp, Inc.  and its
wholly-owned  subsidiary,  Dime Savings Bank  of
New  York, FSB (together "Dime  of  New  York,")
filed  a complaint in the United States District
Court, Southern District of New York against the
Company  and the Bank.  Dime of New York alleged
violations   of   New  York  State  and  federal
trademark law and unfair  competition law.  Dime
of New York sought injunctive
relief in the form of an order requiring the Bank  to
use its full name with identical type-size and type-style
in marketing  and  advertising materials, or in the
alternative requiring  the  Bank  to  change its
name,  due to alleged inequitable conduct.   The
complaint also sought an order requiring the Company to change its corporate name and change its Nasdaq Stock Market trading symbol "DIME."

In   January,   1998,  The  Company  signed   an
agreement settling  the suit on terms acceptable
to  all  parties.   As part  of  the  settlement
agreement, the Company has committed to change its corporate name and ticker symbol on or before September 1, 1998.

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

     None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company's Annual Meeting of Shareholders was held on
         November 13, 1997.

     (b) Not applicable.

     (c) The following is a summary of the matters voted upon at the meeting and the votes obtained:

                                                       VOTES                          VOTES          BROKER
DESCRIPTION                         VOTES FOR         AGAINST     ABSTENTIONS        WITHHELD       NON-VOTES
1)  Election of the following
individuals as Director for a
term of three years:
     Anthony Bergamo               10,909,739             -0-             -0-          96,820             -0-
     Michael P. Devine             10,909,839             -0-             -0-          96,720             -0-
     Joseph H. Farrell             10,880,703             -0-             -0-         125,856             -0-
     Louis V. Varone               10,907,908             -0-             -0-          98,651             -0-

2) Ratification of Amendments
to the Dime Community Bancorp,
Inc. 1996 Stock Option Plan
for Outside Directors,
Officers and Employees             10,330,931         383,417          56,048             -0-         236,163

3) Ratification of Amendments
to the Recognition and
Retention Plan for
Outside Directors, Officers
and Employees of Dime
Community Bancorp, Inc.            10,477,980         450,323          78,256             -0-             -0-

4) Ratification of the
appointment of Deloitte &
Touche LLP to act as
independent auditors for the
Company for the  fiscal  year
ended June 30, 1998                10,938,140          39,741          28,678             -0-             -0-

     (d) Not applicable.

ITEM 5.     OTHER INFORMATION

     None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS
        -----------

           Exhibit  3(ii)  Amended  and Restated Bylaws of Dime Community
                             Bancorp, Inc.

           Exhibit 11.     Statement Re: Computation of Per Share Earnings
           Exhibit 27.     Financial Data Schedule (included  only  with
                           EDGAR filing).

     (b)   REPORTS ON FORM 8-K
           ----------------------------
           None.

                              SIGNATURES

     Pursuant   to   the   requirements  of  the
Securities Exchange Act of 1934,  the registrant
has duly caused this report to be signed  on its
behalf   by   the   undersigned  thereunto  duly
authorized.

                                 Dime  Community Bancorp, Inc.


Dated:   February 13, 1998            By:    /S/ VINCENT F. PALAGIANO
                                             -------------------------
                                             Vincent F.Palagiano
                                             Chairman of the Board  and
                                               Chief Executive Officer

Dated:   February 13, 1998            By:    /S/ KENNETH J. MAHON
                                             -------------------------
                                             Kenneth J. Mahon
                                             Executive Vice President and
                                               Chief Financial Officer

                    EXHIBITS
                    ========

Exhibit 3(ii) Amended and Restated Bylaws of Dime Community Bancorp, Inc.