Form 10-Q
period 1998-03-31
DIME COMMUNITY BANCORP INC
filed 1998-05-14
CIK 1005409

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

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
(1)  YES  X    NO ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASSES OF COMMON STOCK     NUMBER OF SHARES OUTSTANDING, APRIL 30, 1998
     ------------------------    --------------------------------------------
           $.01 Par Value                        12,439,713


                           PART I - FINANCIAL INFORMATION                                    PAGE
Item 1.                    Financial Statements
                           Consolidated Statements of Condition at March 31, 1998
                              (Unaudited) and June 30, 1997                                    3
                           Consolidated Statements of Operations for the Three and Nine-
                              month Periods Ended March 31, 1998 and 1997 (Unaudited)          4
                           Consolidated Statements of Changes in Stockholders' Equity
                              for the Nine Months Ended March 31, 1998 (Unaudited)             5
                           Consolidated Statements of Cash Flows for the Nine months
                              Ended March 31, 1998 and 1997 (Unaudited)                        6
                           Notes to Consolidated Financial Statements (Unaudited)              7-9
Item 2.                    Management's Discussion and Analysis of Financial Condition
                              and Results of Operations                                        10-23
Item 3                     Quantitative and Qualitative Disclosure About Market Risk           24

                           PART II - OTHER INFORMATION
Item 1.                    Legal Proceedings                                                   24
Item 2.                    Changes in Securities and Use of Proceeds                           25
Item 3.                    Defaults Upon Senior Securities                                     25
Item 4.                    Submission of Matters to a Vote of Security Holders                 25
Item 5.                    Other Information                                                   25
Item 6.                    Exhibits and Reports on Form 8-K                                    25
                           Signatures                                                          26
                           Exhibits                                                            27

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

DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                          AT MARCH 31, 1998             AT JUNE 30,
                                                                                              (UNAUDITED)                   1997
                                                                                             ------------                ---------
ASSETS:
Cash and due from banks                                                                           $11,888                  $19,198
Investment securities held to maturity (estimated market value of $88,686
   and $102,024 at March 31, 1998 and June 30, 1997, respectively)                                 88,128                  101,587
Investment securities available for sale:
   Bonds and notes (amortized cost of $74,902 and $52,426 at March 31,
   1998 and June 30, 1997, respectively)                                                           75,203                   52,798
Marketable equity securities (historical cost of $6,635 and $4,912 at
   March 31, 1998 and June 30, 1997, respectively)                                                  8,952                    5,889
Mortgage backed securities held to maturity (estimated market value of
   $60,628 and $79,075 at March 31, 1998 and June 30, 1997, respectively)                          59,800                   78,388
Mortgage backed securities available for sale (amortized cost of $362,898
   and $227,776 at March 31, 1998 and June 30, 1997, respectively)                                365,454                  230,137
Federal funds sold                                                                                 24,608                   18,902
Loans:
    Real estate                                                                                   878,711                  744,246
   Other loans                                                                                      5,367                    6,076
   Less: Allowance for loan losses                                                                (12,018)                 (10,726)
                                                                                              ------------               ---------
   Total loans, net                                                                               872,060                  739,596
                                                                                              ------------               ---------
Loans held for sale                                                                                   478                      262
Premises and fixed assets                                                                          13,546                   13,995
Federal Home Loan Bank of New York Capital Stock                                                   10,293                    8,322
Other real estate owned, net                                                                        1,111                    1,697
Goodwill                                                                                           24,629                   26,433
Other assets                                                                                       20,991                   17,822
                                                                                              ------------               ---------
TOTAL ASSETS                                                                                   $1,577,141               $1,315,026
                                                                                              ============               =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Due to depositors                                                                              $1,033,614                 $963,395
Escrow and other deposits                                                                          19,071                   14,974
Securities sold under agreements to repurchase                                                    180,906                   76,333
Federal Home Loan Bank of New York advances                                                        93,505                   63,210
Payable for securities purchased                                                                   50,751                       -
Accrued postretirement benefit obligation                                                           2,675                    2,546
Other liabilities                                                                                   7,314                    3,679
                                                                                              ------------               ---------
TOTAL LIABILITIES                                                                               1,387,836                1,124,137
                                                                                              ------------               ---------
STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par, 9,000,000 shares authorized,
   none outstanding at March 31, 1998 and June 30, 1997)                                               -                        -
Common stock ($0.01 par, 45,000,000 shares authorized, 14,549,100 shares and
   14,547,500 shares issued at March 31, 1998 and June 30, 1997, respectively, and 12,439,713 and 13,092,750 shares outstanding at March 31, 1998 and
   June 30, 1997,respectively)                                                                        145                      145
Additional paid-in capital                                                                        142,757                  141,716
Retained earnings (substantially restricted)                                                      102,150                   94,695
Unallocated common stock of Employee Stock Ownership Plan                                          (9,451)                 (10,324)
Unearned common stock of Recognition and Retention Plan                                            (8,088)                  (9,671)
Treasury stock, at cost (2,109,387 shares and 1,454,750 shares at March 31,
   1998 and June 30, 1997, respectively)                                                          (41,022)                 (27,703)
Unrealized gain on securities available for sale, net of deferred taxes                             2,814                    2,031
                                                                                              ------------               ---------
TOTAL STOCKHOLDERS' EQUITY                                                                        189,305                  190,889
                                                                                              ------------               ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $1,577,141               $1,315,026
                                                                                              ============               =========

See notes to consolidated financial statements

DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                  FOR THE THREE MONTHS.                 FOR THE NINE MONTHS.
                                                                     ENDED MARCH 31,                       ENDED MARCH 31,
                                                                 1998                1997             1998                1997
                                                               --------           ---------         --------         ----------
INTEREST INCOME:
Loans secured by real estate                                    $17,858             $13,860          $51,186            $39,924
Other loans                                                         122                 111              373                346
Investment securities                                             2,595               3,115            8,145             10,918
Mortgage-backed securities                                        6,005               4,652           16,911             12,665
Federal funds sold                                                  480                 587            1,524              1,921
                                                               --------            --------         --------           --------
   TOTAL INTEREST  INCOME                                        27,060              22,325           78,139             65,774
                                                               --------            --------         --------           --------
INTEREST EXPENSE:
Deposits  and escrow                                             10,847               9,493           32,119             28,828
Borrowed funds                                                    3,754                 716            9,256              1,696
                                                               --------            --------         --------           --------
   TOTAL INTEREST EXPENSE                                        14,601              10,209           41,375             30,524
      NET INTEREST INCOME                                        12,459              12,116           36,764             35,250
PROVISION FOR LOAN LOSSES                                           525               1,050            1,575              3,150
                                                               --------            --------         --------           --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              11,934              11,066           35,189             32,100
                                                               --------            --------         --------           --------
NON-INTEREST INCOME:
Service charges and other fees                                      492                 479            1,722              1,419
Net gain on sales and redemptions of securities and
   other assets                                                     221                  18              399                189
Net gain on sales of loans                                           16                  14               40                108
Other                                                               532                 270            1,113                874
                                                               --------            --------         --------           --------
   TOTAL NON-INTEREST INCOME                                      1,261                 781            3,274              2,590
                                                               --------            --------         --------           --------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                    3,064               2,427            8,309              7,095
ESOP and RRP compensation expense                                   940                 892            3,473              1,716
Occupancy and equipment                                             773                 766            2,268              2,334
SAIF special assessment                                              -                   -                -               2,032
Federal deposit insurance premiums                                   88                  86              259                337
Data processing costs                                               299                 305              858                764
Provision for losses on Other real estate owned                      15                  97               94                364
Goodwill amortization                                               602                 600            1,804              1,800
Other                                                             1,282               1,568            3,604              4,035
                                                               --------            --------         --------           --------
   TOTAL NON-INTEREST EXPENSE                                     7,063               6,741           20,669             20,477
                                                               --------            --------         --------           --------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                       6,132               5,106           17,794             14,213
INCOME TAX EXPENSE                                                2,794               1,608            8,731              4,552
                                                               --------            --------         --------           --------
        NET INCOME                                               $3,338              $3,498           $9,063             $9,661
                                                                 ======             =======          =======           ========
EARNINGS PER SHARE:
   BASIC                                                          $0.31               $0.27            $0.82              $0.73
                                                                 ======             =======          =======           ========
   DILUTED                                                        $0.28               $0.26            $0.75              $0.73
                                                                 ======             =======          =======           ========

See notes to consolidated financial statements

DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES
    IN STOCKHOLDERS' EQUITY (UNAUDITED)
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                             FOR THE NINE
                                                                             MONTHS ENDED
                                                                            MARCH 31, 1998
                                                                            ----------------
COMMON STOCK (PAR VALUE $0.01):
Balance at beginning of period                                                        $ 145
                                                                            ----------------
Balance at end of period                                                                145
                                                                            ----------------
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period                                                      141,716
Amortization of excess fair value over cost - ESOP stock                              1,018
Stock options exercised                                                                  23
                                                                            ----------------
Balance at end of period                                                            142,757
                                                                            ----------------
RETAINED EARNINGS:
Balance at beginning of period                                                       94,695
Net income for the period                                                             9,063
Cash dividends declared and paid                                                     (1,608)
                                                                            ----------------
Balance at end of period                                                            102,150
                                                                            ----------------
EMPLOYEE STOCK OWNERSHIP PLAN:
Balance at beginning of period                                                      (10,324)
Amortization of earned portion of ESOP stock                                            873
                                                                            ----------------
Balance at end of period                                                             (9,451)
                                                                            ----------------
RECOGNITION AND RETENTION PLAN:
Balance at beginning of period                                                       (9,671)
Amortization of earned portion of RRP stock                                           1,583
                                                                            ----------------
Balance at end of period                                                             (8,088)
                                                                            ----------------
TREASURY STOCK:
Balance at beginning of period                                                      (27,703)
Purchase of 468,000 shares, at cost                                                 (13,319)
                                                                            ----------------
Balance at end of period                                                            (41,022)
                                                                            ----------------
UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE, NET:
Balance at beginning of period                                                        2,031
Change in unrealized gain on securities available for sale
   during the period, net of deferred taxes                                             783
                                                                            ----------------
Balance at end of period                                                              2,814
                                                                            ----------------

See notes to consolidated financial statements

DIME COMMUNITY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                        FOR THE NINE MONTHS
                                                                                                            ENDED MARCH 31,
                                                                                                      1998                   1997
                                                                                                    ---------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                     (In thousands)
Net income                                                                                            $9,063                $9,661
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net gain on investment and mortgage backed securities sold and called                                   (631)                 (110)
Net gain on sale of other assets                                                                          -                    (19)
Net gain on sale of loans jeld for sale                                                                  (40)                 (108)
Net depreciation and amortization (accretion)                                                            550                (1,112)
ESOP and RRP compensation expense                                                                      3,473                 1,716
Provision for loan losses                                                                              1,575                 3,150
Goodwill amortization                                                                                  1,804                 1,800
(Increase) decrease in loans held for sale                                                              (176)                  400
Increase in other assets and other real estate owned                                                  (3,261)               (1,476)
Increase in accrued postretirement benefit obligation and other liabilities                            3,764                 5,441
Increase (decrease) in payable for securities purchased                                               50,751               (33,994)
                                                                                                    ---------             ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                   66,872               (14,651)
                                                                                                    ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in Federal funds sold                                                         (5,706)               84,312
Proceeds from  maturities of investment securities held to maturity                                    5,250                17,035
Proceeds from  maturities of investment securities available for sale                                 40,145               342,460
Proceeds from calls of investment securities held to maturity                                         37,500                    -
Proceeds from calls of investment securities available for sale                                       11,500                25,000
Proceeds from sale of investment securities available for sale                                        11,531                25,051
Proceeds from sales of mortgage backed securities held to maturity                                     3,756                    -
Proceeds from sales and calls  of mortgage backed securities available for sale                       65,542                    -
Purchases of investment securities held to maturity                                                  (29,082)              (71,244)
Purchases of investment securities available for sale                                                (87,003)             (119,127)
Purchases of mortgage backed securities held to maturity                                                  -                (38,842)
Purchases of mortgage backed securities available for sale                                          (237,518)              (62,185)
Principal collected on mortgage backed securities held to maturity                                    14,692                 9,039
Principal collected on mortgage backed securities available for sale                                  37,234                20,286
Net increase in loans                                                                               (134,040)             (100,501)
Cash disbursed in acquisition of Conestoga Bancorp, net of cash acquired                                  -                   (339)
Purchases of fixed assets                                                                               (292)                 (436)
Purchase of Federal Home Loan Bank stock                                                              (1,971)                 (718)
                                                                                                    ---------              --------
Net Cash (used in) provided by Investing Activities                                                 (268,462)              129,791
                                                                                                    ---------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in Due to depositors                                                                     70,219                12,156
Net increase (decrease) in escrow and other deposits                                                   4,097              (121,682)
Proceeds from Federal Home Loan Bank of New York Advances                                             42,795                 5,000
Repayments of Federal Home Loan Bank of New York Advances                                            (12,500)                   -
Increase in securities sold under agreements to repurchase                                           104,573                20,853
Stock issued for exercise of stock options                                                                23                    -
Cash disbursed for expenses related to issuance of common stock                                           -                   (190)
Purchase of common stock by the Recognition and Retention Plan                                            -                 (7,154)
Cash dividends paid to stockholders                                                                   (1,608)                   -
Purchase  of treasury stock                                                                          (13,319)              (27,125)
                                                                                                    ---------              --------
Net Cash provided by (used in) Financing Activities                                                  194,280              (118,142)
                                                                                                    ---------              --------
DECREASE IN CASH AND DUE FROM BANKS                                                                   (7,310)               (3,002)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                                          19,198                17,055
                                                                                                    ---------              --------
CASH AND DUE FROM BANKS, END OF PERIOD                                                               $11,888               $14,053
                                                                                                    =========               =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes                                                                            $8,857                $5,317
                                                                                                    =========               =======
Cash paid for interest                                                                               $39,880               $30,490
                                                                                                    =========               =======
Transfer of loans to Other real estate owned                                                            $198                $1,357
                                                                                                    =========               =======
Change in unrealized gain on available for sale securities, net of deferred taxes                       $783                  $770
                                                                                                    =========               =======

 See Notes to consolidated financial statements

                                           -7-
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1.   NATURE OF OPERATIONS

Dime Community Bancorp, Inc. (the "Company") is a Delaware corporation organized in December, 1995 at the direction of the Board of Directors of The Dime Savings Bank of Williamsburgh (the "Bank"), a federally chartered state savings bank, for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion from mutual to stock form (the "Conversion") on June 26, 1996, in exchange for $76.4 million (54%) of the net proceeds of the offering of 14,547,500 shares of the Company's common stock (the "Offering"). Presently, the only significant assets of the Company are the capital stock of the Bank and the Company's loan to the ESOP.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of March 31, 1998, the results of operations for the three-month and nine-month periods ended March 31, 1998 and 1997, cash flows for the nine months ended March 31, 1998 and 1997, and changes in stockholders' equity for the nine months ended March 31, 1998. The results of operations for the three-month and nine-month periods ended March 31, 1998, are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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


3.   TREASURY STOCK

During the nine months ended March 31, 1998, the Company repurchased 654,637 shares of its common stock into treasury. The average price of the treasury shares acquired was $20.34 per share, and all shares have been recorded at the acquisition cost.

1. EARNINGS PER SHARE

The Company recently adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share'' ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share. SFAS 128 is applicable to all U.S. entities with publicly held common stock or potential common

                                           -8-
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

stock, and requires disclosure of basic earnings per share and diluted earnings per share, for entities with complex capital structures, on the face of the income statement, along with a reconciliation of the numerator and denominator of basic and diluted earnings per share. SFAS 128 replaces APB Opinion No. 15 ("APB 15"), issued by the American Institute of Certified Public Accountants in 1971, as the authoritative guidance for calculation and disclosure of earnings per share, but does not amend the provisions of SOP 93-6 related to the inclusion of allocated and unallocated Employee Stock Ownership Plan ("ESOP") shares when calculating average shares outstanding. As a result, consistent with the calculations of average shares outstanding performed under APB 15, unallocated ESOP shares are not included in average shares outstanding under SFAS 128. Restatement of prior periods is required under SFAS 128.

The following is a reconciliation of the numerator and denominator of basic earnings per share for the three-month and nine-month periods ended March 31, 1998 and 1997.

                                        THREE MONTHS ENDED                     NINE MONTHS  ENDED
                                    ----------         ----------         ----------         ----------
                                     MARCH 31,          MARCH 31,          MARCH 31,          MARCH 31,
                                       1998               1997               1998               1997
                                    ----------         ----------         ----------         ----------
NUMERATOR:
Net Income                              $3,338             $3,498             $9,063             $9,661
                                    ==========         ==========         ==========         ==========
DENOMINATOR:
Average shares outstanding
  utilized in the calculation
  of basic earnings per share       10,914,927         12,979,355         11,042,681         13,257,398
                                    ----------         ----------         ----------         ----------
Unvested shares of Recognition
  and Retention Plan                   491,835              6,465            541,660              2,124
Common stock equivalents due to
  the dilutive effect of stock
  options                              507,061            241,412            460,215              6,218
                                    ----------         ----------         ----------         ----------
Average shares outstanding
  utilized in the calculation
  of diluted earnings per share     11,913,823         13,227,232         12,044,556         13,265,740
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

                                           -9-
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

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

On March 11, 1997, New York City enacted legislation, effective January 1, 1996, which conformed its tax law regarding bad debt deductions to New York State's tax law. As a result of this legislation, the Bank, in March, 1997, recovered a deferred tax liability of approximately $1,034 previously recorded for the excess of New York City tax bad debt reserves over its base year reserve at December 31, 1987. This recovery resulted in a reduction of income tax expense during the three and nine month periods ended March 31, 1997 for the full amount of the recovered deferred tax liability.

                                           -10-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Dime Community Bancorp, Inc. (the "Company") is a Delaware corporation and parent corporation of The Dime Savings Bank of Williamsburgh (the "Bank"), a federally chartered stock savings bank.

The primary business of the Company is the operation of its wholly-owned subsidiary, the Bank. In addition to directing, planning and coordinating the business activities of the Bank, the Company retained proceeds of $53.4 million in connection with the conversion of the Bank from a federal mutual savings bank to a federal stock savings bank. A portion of these proceeds have been utilized to fund the repurchase of common stock into treasury. All remaining proceeds retained are invested in federal funds, short-term, investment grade marketable securities and mortgage-backed securities. The Company also holds a note evidencing the loan that it made to the ESOP to purchase 8% of its common stock issued in the Conversion.

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

SELECTED FINANCIAL RATIOS AND OTHER DATA

                                                       At or For the                              At or For The
                                                     Three Months Ended                         Nine Months Ended
                                                          March 31,                                 March 31,
                                                  1998              1997                      1998            1997
                                                -----------      -----------                -----------     ---------
PERFORMANCE RATIOS:                                           ($ IN THOUSANDS  EXCEPT PER SHARE AMOUNTS)
Return on average assets <F1>                         0.90%             1.13%                     0.85%          1.06%
Cash basis return on average assets <F2>              1.21              1.51                      1.24           1.38
Return on average stockholders' equity <F1>           7.24              6.52                      6.51           6.01
Return on average tangible stockholders'
   equity <F1>                                        8.57              7.59                      7.68           6.94
Cash basis return on average stockholders'
   equity <F2>                                        9.78              8.72                      9.49           7.83
Cash Basis Return on average tangible
   stockholders' equity <F2>                         11.57             10.16                     11.20           9.04
Average stockholders' equity to average
   assets                                            12.37             17.36                     13.06          17.58
Stockholders' equity to total assets at
   end of period                                     12.00             15.42                     12.00          15.42
Tangible equity to tangible assets at end
   of period                                         10.44             13.45                     10.44          13.45
Average interest rate spread                          2.91              3.49                      3.05           3.36
Net interest margin                                   3.51              4.19                      3.62           4.07
Average interest-earning assets to
   average interest-bearing liabilities             113.03            119.84                    114.08         120.04
Non-interest expense to average assets <F1>           1.90              2.18                      1.94           2.24
Efficiency ratio <F1>                                52.38             52.40                     52.20          54.54
PER SHARE DATA:
Basic earnings per share <F1>                        $0.31             $0.27                     $0.82          $0.73
Basic cash basis earnings per share <F2>              0.41              0.36                      1.20           0.95
Book value per share                                 15.22             14.53                     15.22          14.53
Tangible book value per share                        13.01             12.39                     13.01          12.39
ASSET QUALITY RATIOS AND OTHER DATA:
Total non-performing loans                          $1,775            $3,555                    $1,775         $3,555
Other real estate owned, net                         1,111            $1,883                     1,111         $1,883
RATIOS:
Non-performing loans to total loans                   0.20%             0.52%                     0.20%          0.52%
Non-performing loans and other real estate
    owned to total assets                             0.18              0.44                      0.18           0.44
Allowance for loan losses to:
  Non-performing loans                              677.07            278.06                    677.07         278.06
   Total loans                                        1.36              1.45                      1.36           1.45
REGULATORY CAPITAL RATIOS: (BANK ONLY)
Tangible capital                                      8.21%            10.45%                     8.21%         10.45%
Core capital                                          8.21             10.45                      8.21          10.45
Risk-based capital                                   16.91             21.55                     16.91          21.55

<F1> Adjusted EARNINGS AND RATIOS.  Excluding the  effects  of  the SAIF Special
Assessment, and the recovery of New York State deferred income taxes previously provided, return on average assets, return on average stockholders' equity, return on average tangible stockholders' equity, non-interest expense to average assets, the efficiency ratio and basic earnings per share would have been 0.80%, 4.59%, 5.34%, 2.18%, 52.40% and $0.19, respectively, for the three months ended March 31, 1997 and 0.86%, 4.90%,  5.66%,  2.02%, 49.13%, and $0.59
for the nine months ended March 31, 1997.

<F2> CASH EARNINGS.  Excluding the effects of the SAIF Special  Assessment,  and the recovery of New York State deferred income taxes previously provided, cash basis return on average assets, cash basis return on average stockholders' equity, cash basis return on average tangible stockholders' equity, and basic cash basis earnings per share would have been 1.18%, 6.90%, 7.91%, and $.28, respectively, for the three months ended March 31, 1997, and 1.18%, 6.72%, 7.76%, and $0.81, respectively for the nine months ended March 31, 1997.

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

   The primary investing activities of the Bank are the origination of multi-family and single-family mortgage loans, and the purchase of mortgage-backed and other securities. During the nine months ended March 31, 1998, the Bank's loan originations totaled $215.1 million compared to $176.3 million for the nine months ended March 31, 1997. Purchases of mortgage-backed and other securities totaled $353.6 million for the nine months ended March 31, 1998, compared to $291.4 million for the nine months ended March 31, 1997. These activities were funded primarily by principal repayments on loans and mortgage-backed securities, maturities of investment securities, and borrowings by means of repurchase agreements and Federal Home Loan Bank of New York ("FHLBNY") advances. Principal repayments on loans and mortgage-backed securities totaled $129.0 million during the nine months ended March 31, 1998, compared to $101.9 million for the nine months ended March 31, 1997. Maturities and calls of investment securities totaled $94.4 million and $384.5 million, respectively, during the nine months ended March 31, 1998 and 1997. Loan and security sales, which totaled $83.0 million and $28.3 million, respectively, during the nine months ended March 31, 1998 and 1997, provided some additional cash flows.

   Deposits increased $70.2 million and $12.2 million, respectively, during the nine months ended March 31, 1998 and 1997. Deposit flows are affected by, among other things, the level of interest rates, the interest rates and products offered by local competitors, and other factors. Certificates of deposit which are scheduled to mature in one year or less from March 31, 1998, totaled $379.2 million. Based upon the Company's current pricing strategy and deposit retention experience, management believes that a significant portion of such deposits will remain with the Company. On July 1, 1996, the Company refunded $141.1 million in excess subscription proceeds related to its conversion to a stock company in June, 1996. This refund was the primary component of the decline in escrow and other deposits of $121.7 million during the nine months ended March 31, 1997. Net borrowings increased $134.9 million during the nine months ended March 31, 1998, comprised of growth of $104.6 million and $30.3 million, respectively, in securities sold under agreements to repurchase ("Repo") transactions and FHLBNY advances.

   The Bank is required to maintain a minimum average daily balance of liquid assets as defined by Office of Thrift Supervision regulations. The minimum required liquidity ratio is currently 4.0%. At March 31, 1998, the Bank's liquidity ratio was 14.94%. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

     The Bank monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sales and various money market investments. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of the Bank's $205.9 million borrowing limit at the Federal Home Loan Bank of New York ("FHLBNY") . At March 31, 1998, the Bank had $177.7 million in short and medium term borrowings outstanding at the FHLBNY, comprised of outstanding advances of $93.5 million and securities sold under agreement to repurchase of $84.2 million, and a remaining unused borrowing capacity from the FHLBNY of $28.2 million.

   At March 31, 1998, the Bank was in compliance with all applicable regulatory capital requirements. Tangible capital totaled $124.9 million, or 8.21% of total tangible assets, compared to a 1.50% regulatory requirement; core capital, at 8.21%, exceeded the required 3.0% regulatory minimum, and total risk-based capital, at 16.91% of risk weighted assets, exceeded the 8.0% regulatory requirement.

   During the nine months ended March 31, 1998, the Company repurchased 654,637 shares of its common stock into treasury. The aggregate cost of such repurchase was $13.3 million, for an average price of $20.34 per share. The Company has received permission from the Office of Thrift Supervision, by letter dated April 6, 1998, to repurchase up to 621,905 shares of common stock, under a repurchase program authorized by the Board of Directors on March 12, 1998.

   The Company declared and paid cash dividends totaling $1.6 million during the nine months ended March 31, 1998. The Company did not declare or pay any dividends during the nine months ended March 31, 1997. On April 9, 1998, the Company declared a cash dividend of $0.09 per share to all shareholders of record as of the close of business on April 24, 1998. The dividends were paid on May 7, 1998.

   During the three months ended March 31, 1998, the Bank created two new operating subsidiaries, DSBW Preferred Funding Corporation ("DPFC") and DSBW Residential Preferred Funding Corporation ("DRPFC"), both of which are real estate investment trusts, which may, among other things, be utilized by the Bank to raise capital in the future. Both DPFC and DRPFC provide certain current financial benefits to the Bank. As of March 31, 1998, the Bank has transferred approximately $225.0 million of multi-family mortgage loans to DPFC and $10.0 million of one-to-four family residential mortgage loans to DRPFC.

ASSET QUALITY

Non-performing loans (loans past due 90 days or more as to principal or interest) totaled $1.8 million at March 31, 1998, as compared to $3.2 million at June 30, 1997. In addition, the Bank had 37 loans totaling $408,000 delinquent 60-89 days at March 31, 1998, as compared to 33 such delinquent loans totaling $603,000 at June 30, 1997.

Under GAAP, the Bank is required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a debt constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled-debt restructurings, however, and troubled-debt restructurings do not necessarily result in non-accrual loans. At both March 31, 1998 and June 30, 1997, the Bank had four loans totalling $4.7 million classified as troubled-debt restructurings, all of which were performing according to their restructured terms.

The recorded investment in loans for which impairment has been recognized under the guidance of Statement of Financial Accounting Standards No. 114 "Accounting for a Creditor for Impairment of a Loan," ("SFAS 114") was approximately $3.8 million as of March 31, 1998, compared to $4.3 million at June 30, 1997. The average balance of impaired loans was $4.1 million for the nine months ended March 31, 1998. The impaired portion of these loans is represented by specific reserves totaling $46,000 allocated within the allowance for loan losses at March 31, 1998. At March 31, 1998, one loan totaling $2.7 million, was deemed impaired for which no reserves have been provided. This loan, which is included in troubled-debt restructurings at March 31, 1998, has performed in accordance with the provisions of the restructuring agreement signed in October, 1995. The loan has been retained on accrual status at March 31, 1998. At March 31, 1998, approximately $675,000 of one-to-four family and cooperative apartment loans on nonaccrual status were not deemed impaired under SFAS 114. Each of these loans have outstanding balances less than $203,000, and are considered a homogeneous loan pool not covered by SFAS 114.

                                           -14-
The following table sets forth information regarding the Bank's non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated.

                                                                  AT MARCH 31,            AT JUNE 30,
                                                                       1998                   1997
                                                                             ($ In Thousands)
NON-PERFORMING LOANS:                                          ----------------           -------------
   One- to four-family                                                     $667                  $1,123
   Multi-family and underlying cooperative                                  881                   1,613
   Non-residential                                                           -                       -
   Cooperative apartment                                                    184                     415
   Other loans                                                               43                      39
                                                               ----------------           -------------
TOTAL NON-PERFORMING LOANS                                                1,775                   3,190
TOTAL OREO                                                                1,111                   1,697
                                                               ----------------          --------------
TOTAL NON-PERFORMING ASSETS                                              $2,886                  $4,887
                                                               ================          ==============
TROUBLED-DEBT RESTRUCTURINGS                                             $4,671                  $4,671
TOTAL NON-PERFORMING ASSETS AND TROUBLED-DEBT
   RESTRUCTURINGS                                                         7,557                   9,558
IMPAIRED LOANS                                                            3,781                   4,294
TOTAL NON-PERFORMING LOANS TO TOTAL LOANS                                  0.20%                   0.43%
TOTAL IMPAIRED LOANS TO TOTAL LOANS                                        0.43                    0.57
TOTAL NON-PERFORMING ASSETS TO TOTAL ASSETS                                0.18                    0.37
TOTAL NON-PERFORMING ASSETS AND TROUBLED-DEBT
   RESTRUCTURINGS TO TOTAL ASSETS                                          0.48                    0.73


COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 AND JUNE 30, 1997

ASSETS.  The  Company's  assets totaled $1.58  billion  at
March 31, 1998, an increase  of  $262.1 million from total
assets of $1.32 billion at June 30,  1997.  The  growth in
assets was experienced primarily in real estate loans  and
mortgage-backed   securities  available  for  sale,  which
increased $134.7 million, $135.3 million, respectively.

The increase in real estate loans resulted primarily from originations of $215.1 million during the nine months ended March 31, 1998, of which $206.8 million were multi-family and underlying cooperative and non-residential loans. The increased loan originations resulted from both an active local real estate market and a favorable interest rate environment during the past nine months.
The increase in mortgage backed securities available for sale resulted from purchases of $237.5 million during the nine months ended March 31, 1998, primarily attributable to the capital leverage program, discussed below. These purchases were partially offset by sales and calls of $65.5 million and principal repayments of $37.2 million on these securities.

LIABILITIES. Funding for the growth in real estate loans was obtained primarily from increased deposits of $70.2 million and increased FHLBNY advances of $30.3 million during the nine month period. Funding for the increase in mortgage-backed securities available for sale was obtained primarily from increased securities sold under agreement to repurchase transactions of $104.6 million, resulting from the capital leverage program.
In addition, as of March 31, 1998, the Company had a net payable of $50.8 million related to unsettled securities transactions.

STOCKHOLDERS'  EQUITY.  Stockholders' equity declined $1.6
million to $189.3 million  at  March 31, 1998, from $190.9
million at June 30, 1997.  During  the  nine  months ended
March  31,  1998, the Company purchased 654,637 shares  of
its common stock  into  treasury  at  an aggregate cost of
$13.3  million.   Offsetting  the  share  repurchases  was
retained net income of $7.5 million, amortization  of  the
Company's  Stock Plans of $3.5 million, and an increase of
$783,000  of   the   unrealized  gain  on  investment  and
mortgage-backed securities available for sale.

CAPITAL LEVERAGE STRATEGY.  As  a  result  of  the initial
public  offering  in June, 1996, the Bank's capital  level
significantly exceeded  all  regulatory  requirements.   A
portion  of  the "excess" capital generated by the initial
public offering  has  been  deployed  through the use of a
capital leverage strategy whereby the Bank invests in high
quality  mortgage-backed  securities  ("leverage  assets")
funded by short term borrowings from various  third  party
lenders   under   securities   sold   under  agreement  to
repurchase  transactions.   The capital leverage  strategy
generates additional earnings for the Company by virtue of
a positive interest rate spread  between  the yield on the
leverage assets and the cost of the borrowings.  Since the
average  term  to maturity of the leverage assets  exceeds
that of the borrowings  used  to  fund their purchase, the
net interest income earned on the leverage  strategy would
be   expected   to  decline  in  a  rising  interest  rate
environment.  See  "Market  Risk."   To  date, the capital
leverage  strategy has been undertaken in accordance  with
limits established  by  the  Board  of Directors, aimed at
enhancing profitability under moderate  levels of interest
rate exposure.  Assets under the capital leverage strategy
were $198.0 million at March 31, 1998, compared  to  $96.3
million at June 30, 1997.

COMPARISON  OF  THE OPERATING RESULTS FOR THE THREE MONTHS
     ENDED MARCH 31, 1998 AND 1997


GENERAL. Net income  for  the three months ended March 31,
1998, totaled $3.3 million compared to $3.5 million during
the three months ended March 31, 1997.  Net income for the
three months ended March 31,  1997,  was  affected  by the
one-time   recovery  of  previously  recorded  income  tax
expense of $1.0 million. Net income for the three months ended March 31, 1997, excluding this non-recurring item, was $2.5 million.

The discussion of interest income and expense for the three months ended March 31, 1998 and 1997, presented below, should be read in conjunction with the following table, which sets forth certain information relating to the Company's consolidated statements of operations for the three months ended March 31, 1998 and 1997, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                           -16-

                                                          FOR  THE THREE MONTHS ENDED MARCH 31,
                                    --------------------------------------------------------------------------------------
                                                         1998                                         1997
                                    --------------------------------------------------------------------------------------
                                                                       AVERAGE                                      AVERAGE
                                          AVERAGE                        YIELD/         AVERAGE                      YIELD/
                                          BALANCE       INTEREST         COST           BALANCE       INTEREST       COST
                                        -----------    ----------    -----------      ----------      --------      -------
ASSETS:                                                                          ($ IN THOUSANDS)
  INTEREST-EARNING ASSETS:
    Real Estate Loans <F1>                 $859,910       $17,858          8.31%        $649,021       $13,860       8.66%
    Other loans                               5,429           122          8.99            5,460           111       8.24
    Mortgage-backed securities <F2>         355,764         6,005          6.75          279,780         4,652       6.74
    Investment securities <F2>              161,691         2,595          6.17          194,477         3,115       6.50
    Federal funds sold                       36,679           480          5.23           43,883           587       5.42
                                        -----------    ----------    -----------      ----------      --------      -------
      TOTAL INTEREST-EARNING ASSETS       1,419,473       $27,060          7.63%       1,172,621       $22,325       7.72%
     NON-INTEREST EARNING ASSETS             70,886                                       63,959
                                        -----------                                   ----------
TOTAL ASSETS                             $1,490,359                                   $1,236,580
                                        ===========                                   ==========
LIABILITIES AND STOCKHOLDERS'
EQUITY:
  INTEREST-BEARING LIABILITIES:
    NOW, Super NOW and
       money market accounts                $47,725          $271          2.30%         $53,591          $319       2.41%
    Savings accounts                        335,745         1,870          2.26          347,471         1,929       2.25
    Certificates of deposit                 610,854         8,671          5.76          522,929         7,226       5.60
    Mortgagors' escrow                        7,105            35          2.00            3,395            19       2.27
    Borrowed funds                          254,459         3,754          5.98           51,142           716       5.68
                                        -----------    ----------    -----------      ----------      --------      -------
      TOTAL INTEREST-BEARING
        LIABILITIES                       1,255,888       $14,601          4.72%         978,528       $10,209       4.23%
                                        -----------    ==========                     ----------      ========
  Checking accounts                          29,631                                       27,098
  Other non-interest bearing
     liabilities                             20,521                                       16,249
                                        -----------                                   ----------
      TOTAL LIABILITIES                   1,306,040                                    1,021,875
  STOCKHOLDERS' EQUITY                      184,319                                      214,705
                                        -----------                                   ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                $1,490,359                                   $1,236,580
                                        ===========                                    =========
NET INTEREST INCOME/ INTEREST RATE
SPREAD <F3>                                               $12,459          2.91%                       $12,116       3.49%
                                                          =======                                      =======
NET INTEREST-EARNING ASSETS/NET
   INTEREST MARGIN <F4>                    $163,585                        3.51%        $194,093                     4.19%
                                        ===========                                    =========
RATIO OF INTEREST-EARNING ASSETS
   TO INTEREST-BEARING LIABILITIES                                       113.03%                                   119.84%

<F1> In computing the average balance of loans, non-accrual loans have been included.
<F2> Includes securities classified "held to maturity" and "available for sale."
<F3> Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
<F4> Net interest margin represents net interest income as a percentage of average interest-earning assets.

RATE/VOLUME ANALYSIS


                                                               THREE MONTHS ENDED
                                                                 MARCH 31, 1998
                                                                   COMPARED TO
                                                               THREE MONTHS ENDED
                                                                 MARCH  31, 1997
                                                               INCREASE/(DECREASE)
                                                                      DUE TO
                                                  VOLUME              RATE             TOTAL
                                                -------------      ------------     ------------
  Interest-earning assets:                                        ($ IN THOUSANDS)
    Real Estate Loans                                 $4,566             $(568)           $3,998
    Other loans                                           -                 11                11
    Mortgage-backed securities                         1,313                40             1,353
    Investment securities                               (446)              (74)             (520)
    Federal funds sold                                   (92)              (15)             (107)
                                                -------------      ------------     ------------
      Total                                           $5,341             $(606)           $4,735
                                                =============      ============     ============
  Interest-bearing liabilities:
    NOW, Super Now and money market accounts            $(34)             $(14)             $(48)
    Savings accounts                                     (67)                8               (59)
    Certificates of deposit                            1,227               218             1,445
    Mortgagors' escrow                                    20                (4)               16
    Borrowed funds                                     2,923               115             3,038
                                               --------------      ------------      ------------
      Total                                            4,069               323             4,392
                                               --------------      ------------      ------------
Net change in net interest income                     $1,272            $(929)              $343
                                               ==============      ============      ============

NET  INTEREST  INCOME.  Net  interest  income for the
three months ended March 31, 1998 increased  $343,000
to  $12.5  million  from  $12.1 million for the three
months  ended  March  31,  1997.   The  increase  was
attributable  primarily  to  an  increase  of  $246.9
million  in  interest  earning assets,  offset  by  a
decline in the net interest  rate  spread of 58 basis
points  for  the  three months ended March  31,  1998
compared to the three  months  ended  March 31, 1997.
The net interest margin declined 68 basis points from 4.19% for the three months ended March 31, 1997 to 3.51% for the three months ended March 31, 1998.

INTEREST INCOME. Interest income for the three months
ended  March 31, 1998, was $27.1 million, an increase
of $4.8  million  from  $22.3  million  for the three
months  ended  March  31,  1997.   The  increase   in
interest   income   was   attributable  primarily  to
increased interest income on  real  estate  loans and
mortgage-backed  securities of $4.0 million and  $1.4
million,  respectively.   The  increase  in  interest
income   on  real-estate   loans   was   attributable
primarily  to  an  increase  of $210.9 million in the
average balance of real estate  loans  for  the three
months  ended  March 31, 1998, compared to the  three
months ended March 31, 1997, resulting primarily from
$299.7 million of  real  estate  loans originated for
the period April 1, 1997 through March 31, 1998.  The
increases   in  interest  income  on  mortgage-backed
securities was  also  attributable  primarily  to  an
increase in average balances of $76.0 million for the
three  months  ended  March  31, 1998, resulting from
$198.0    million   in   mortgage-backed   securities
purchased   through  the  Bank's   capital   leverage
program.   Offsetting  these  increases  to  interest
income  was  a   decrease   in   interest  income  on
investment   securities   of   $520,000,    primarily
resulting  from  a  decline  in  average  balance  of
investment securities of $32.8  million.  The decline
in   the  average  balance  resulted  from  the  Bank
utilizing funds from matured investment securities to
fund  loan   originations.   Overall,  the  yield  on
interest earning assets declined 9 basis points from 7.72% for the three months ended

March 31, 1997 to 7.63% for the three months ended March 31, 1998. The decline was attributable primarily to the decrease of 35 basis points in average yield on real estate loans, resulting from increased competition in the real estate lending market, and was partially offset by movement of funds from matured investment securities into higher yielding real estate loans.

INTEREST  EXPENSE.  Interest  expense increased  $4.4
million, to $14.6 million for the  three months ended
March  31,  1998,  from $10.2 million for  the  three
months ended March 31,  1997.  This increase resulted
primarily from increased  interest  expense  of  $1.4
million    and   $3.0   million,   respectively,   on
certificate  of  deposit accounts and borrowed funds,
which resulted from  increased  average  balances  of
$87.9  million  and  $203.3 million, respectively for
the three months ended  March  31,  1998, compared to
the three months ended March 31, 1997.   The increase
in  the  average  balance on certificates of  deposit
resulted primarily  from  increased deposit flows due
to  higher  rates  offered  on  selected  certificate
accounts for the past twelve months.  The increase in
average balance of borrowed funds  resulted primarily
from approximately $150.0 million of  borrowed  funds
added for the period April 1, 1997 to March 31, 1998,
under  the capital leverage program.  In addition  to
the growth  in  average balances, the average cost of
interest  bearing   liabilities  increased  49  basis
points to 4.72% for the quarter ended March 31, 1998,
from 4.23% for the quarter ended March 31, 1997.  The
increase in average cost resulted from an increase of
$87.9 million in the  average  balance of certificate
of deposit accounts, which generally  have  a  higher
average cost than other deposits, the increase of  16
basis  points  in  average  cost  on  certificate  of
deposit  accounts  resulting  from  a  rate promotion
instituted  for  the  past  twelve  months,  and   an
increase of 30 basis points in average cost on borrowed funds, resulting from higher-rate, longer-term borrowings undertaken for the past two quarters in order to fund loan originations.

PROVISION  FOR LOAN LOSSES. The  provision  for  loan
losses decreased  $525,000  to $525,000 for the three
months ended March 31, 1998,  from  $1.05 million for
the three months ended March 31, 1997.   The  decline
in   the  provision  for  loan  losses  reflects  the
improvement  in  non-performing loans. Non-performing
loans decreased to  $1.8  million  at March 31, 1998,
from  $3.2  million  at  June 30, 1997.   See  "Asset
Quality" The Allowance for loan losses increased to $12.0 million at March 31, 1998, from $11.5 million at December 31, 1997, as the loan loss provision of $525,000 was offset by net charge-offs of $22,000.
In management's judgment, it was prudent to continue the loan loss provision to supplement the loan loss allowance, based upon the Bank's growing volume of multi-family loan originations and the composition of its loan portfolio.

NON-INTEREST INCOME.   Non-interest  income increased
$480,000 to $1.3 million for the three  months  ended
March  31,  1998  compared  to $781,000 for the three
months ended March 31, 1997.   This increase resulted
primarily from increased gain on sale of securities of $203,000 and increased other income of $262,000, which resulted primarily from increased prepayment penalty income and FHLBNY capital stock income.

NON-INTEREST EXPENSE.  Non-interest expense increased
$322,000 to $7.1 million for  the  three months ended
March  31,  1998,  from  $6.7 million for  the  three
months ended March 31, 1997.   This increase resulted
primarily from increased salaries and end employee benefits of $637,000, due primarily to general salary and staffing increases, and an increase of $48,000 in ESOP and RRP compensation expense. The increase in salary and employee benefits was partially offset by a decline of $286,000 in other expenses, which resulted primarily from a decline in legal expenses, which were higher in the prior year due to the Company being in its initial stages as a public company, and a decrease of $82,000 in provision for losses on other real estate owned ("ORE"), reflecting the overall decline in ORE.

INCOME  TAX  EXPENSE.  Income  tax  expense  for  the
quarter ended  March  31,  1998,  was  $2.8  million,
resulting   in  an  effective  tax  rate  of  45.56%,
compared to $1.6  million for the quarter ended March
31, 1997.  Excluding  the effect of the New York City
income tax recovery, the  Company's  income tax would
have  been  $2.6 million and the effective  tax  rate
would have been  51.74%  for  the quarter ended March
31, 1997.  The decline in the effective  tax rate was
primarily attributable to reduced income tax expenses
on  securities and real estate loan interest  income,
resulting from recent operational changes made by the
Company.    The   Company's  effective  tax  rate  is
adversely   effected    by   certain   non-deductible
recurring
expenses such as goodwill. Excluding these non-deductible items, the Company's effective tax rate for the three months ended March 31, 1998, would have been 40.75%.

COMPARISON OF THE  OPERATING  RESULTS  FOR  THE  NINE
     MONTHS ENDED MARCH 31, 1998 AND 1997


GENERAL.  Net  income for the nine months ended March
31,  1998, totaled  $9.1  million  compared  to  $9.7
million  during the nine months ended March 31, 1997.
Net income for the nine months ended March 31, 1997 was affected by one-time recoveries of previously recorded New York State and New York City income tax expense totaling $2.9 million, and the non-recurring special assessment of $1.1 million, after taxes, for the recapitalization of the SAIF. Net income for the nine months ended March 31, 1997, excluding these non-recurring items, was $7.9 million.

The discussion of interest income and expense for the
nine  months ended March 31, 1998 and 1997, presented
below,   should  be  read  in  conjunction  with  the
following table, which sets forth certain information relating to the Company's consolidated statements of operations for the nine months ended March 31, 1998 and 1997, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                           -20-

                                                          FOR  THE NINE MONTHS ENDED MARCH 31,
                                    --------------------------------------------------------------------------------------
                                                         1998                                         1997
                                    --------------------------------------------------------------------------------------
                                        AVERAGE                       YIELD/         AVERAGE                      YIELD/
                                        BALANCE       INTEREST         COST          BALANCE       INTEREST        COST
                                      -----------    ----------    -----------      ----------     --------      -------
ASSETS:                                                              ($In Thousands)
  INTEREST-EARNING ASSETS:
    Real Estate Loans <F1>               $815,408       $51,186         8.37%         $621,504      $39,924         8.56%
    Other loans                             5,452           373         9.12             5,428          346         8.49
    Mortgage-backed securities <F2>       330,603        16,911         6.82           249,179       12,665         6.77
    Investment securities <F2>            163,711         8,145         6.63           231,832       10,918         6.27
    Federal funds sold                     37,896         1,524         5.36            46,261        1,921         5.53
                                      -----------    ----------    -----------      ----------     --------      -------
      TOTAL INTEREST-EARNING
        ASSETS                          1,353,070       $78,139         7.70%        1,154,204      $65,774         7.59%
     Non-interest earning assets           68,361    ==========                         64,996     ========
                                      -----------                                   ----------
TOTAL ASSETS                           $1,421,431                                   $1,219,200
                                      ===========                                   ==========
LIABILITIES AND EQUITY:
  INTEREST-BEARING LIABILITIES:
    NOW, Super Now and money
      market accounts                     $48,542          $850         2.33%          $56,807       $1,104         2.59%
    Savings accounts                      337,505         5,718         2.26           350,984        6,249         2.37
    Certificates of deposit               589,614        25,463         5.75           510,090       21,418         5.59
    Mortgagors' escrow                      5,817            87         1.99             3,612           57         2.10
    Borrowed Funds                        204,637         9,256         6.03            40,029        1,696         5.64
                                      -----------    ----------    -----------      ----------     --------      -------
      TOTAL INTEREST-BEARING
        LIABILITIES                     1,186,115       $41,374         4.65%          961,522      $30,524         4.23%
                                      -----------    ==========                     ----------     ========
  Checking accounts                        28,513                                       27,050
  Other non-interest-bearing
     liabilities                           21,183                                       16,352
                                      -----------                                   ----------
      TOTAL LIABILITIES                 1,235,811                                    1,004,924
  STOCKHOLDERS' EQUITY                    185,620                                      214,276
                                      -----------                                   ----------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY           $1,421,431                                   $1,219,200
                                      ===========                                   ==========
NET INTEREST INCOME/ INTEREST
      RATE SPREAD <F3>                                  $36,765         3.05%                       $35,250         3.36%
                                                     ==========                                    ========
NET INTEREST-EARNING ASSETS/NET
   INTEREST MARGIN <F4>                                $166,955         3.62%                      $192,682         4.07%
                                                     ==========                                    ========
RATIO OF INTEREST-EARNING ASSETS
   TO INTEREST-BEARING LIABILITIES                                    114.08%                                     120.04%

<F1> In computing the average balance of loans, non-accrual loans have been included.
<F2> Includes securities classified "held to maturity" and "available for sale."
<F3> Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
<F4> Net interest margin represents net interest income as a percentage of average interest-earning assets.

                                           -21-
RATE/VOLUME ANALYSIS

                                                             NINE MONTHS ENDED
                                                              MARCH 31, 1998
                                                                COMPARED TO
                                                             NINE MONTHS ENDED
                                                              MARCH  31, 1997
                                                            INCREASE/(DECREASE)
                                                                    DUE TO
                                                  VOLUME              RATE             TOTAL
                                                -------------      ------------     ------------
  Interest-earning assets:                                       ($ IN THOUSANDS)
    Real Estate Loans                                $12,297           $(1,035)          $11,262
    Other loans                                            2                25                27
    Mortgage-backed securities                         4,144               102             4,246
    Investment securities                             (3,302)              529            (2,773)
    Federal funds sold                                  (342)              (55)             (397)
                                                -------------      ------------     ------------
      Total                                          $12,799             $(434)          $12,365
                                                =============      ============     ============
  Interest-bearing liabilities:
    NOW, Super Now and money market accounts           $(152)            $(102)            $(254)
    Savings accounts                                    (241)             (290)             (531)
    Certificates of deposit                            3,385               660             4,045
    Mortgagors' escrow                                    34                (4)               30
    Borrowed funds                                     7,208               352             7,560
                                                -------------      ------------     ------------
      Total                                           10,234               616            10,850
                                                -------------      ------------     ------------
Net change in net interest income                     $2,565           $(1,050)           $1,515
                                                =============      ============     ============

NET  INTEREST  INCOME.  Net interest income for
the nine months ended March  31, 1998 increased
$1.5  million  to  $36.8  million   from  $35.3
million for the nine months ended March 31, 1997. The increase was attributable primarily to an increase of $198.9 million in interest earning assets, offset by a decline in the net interest rate spread of 31 basis points. The net interest margin declined 45 basis points from 4.07% for the nine months ended March 31, 1997 to 3.62 % for the nine months ended March
31, 1998.

INTEREST  INCOME. Interest income for the  nine
months ended March 31, 1998, was $78.1 million,
an  increase   of   $12.3  million  from  $65.8
million for the nine  months  ended  March  31,
1997.   The  increase  in  interest  income was
primarily  attributable  to  increased interest
income on real estate loans and mortgage-backed
securities of $11.3 million and  $4.2  million,
respectively.  The increase in interest  income
on real-estate loans was attributable primarily
to an increase of $193.9 million in the average
balance   of   real   estate  loans,  resulting
primarily from $299.7 million  of  real  estate
loans  originated  for the period April 1, 1997
through  March  31,  1998.    The  increase  in
interest  income on mortgage-backed  securities
was also attributable  primarily to an increase
in  the  average  balance  of   $81.4  million,
resulting   from   mortgage-backed   securities
purchased  through  the Bank's capital leverage
program.    Offsetting   these   increases   to
interest income  was  a  decrease  in  interest
income   on   investment   securities  of  $2.8
million,  resulting  from  a  decline   in  the
average  balance  of  investment securities  of
$68.1  million.   The decline  in  the  average
balance resulted from  the Bank utilizing funds
from matured investment securities to fund loan
originations.  Overall,  the  yield on interest
earning assets increased 11 basis  points  from
7.59%  for the nine months ended March 31, 1997
to 7.70  %  for the nine months ended March 31,
1998, due primarily  to  the  movement of funds
from matured investment securities  into higher
yielding  real estate loans. The average  yield
on real estate  loans  declined 19 basis points
due to increased interest  rate  competition on
loan   originations,   while   the   yield   on
investment
securities increased 36 basis points reflecting the runoff of lower-yielding, short-term securities, for which the proceeds were utilized to fund new loan originations.

INTEREST  EXPENSE. Interest  expense  increased
$10.9 million,  to  $41.4  million for the nine
months ended March 31, 1998, from $30.5 million
for the nine months ended March 31, 1997.  This
increase  resulted  primarily   from  increased
interest  expense  of  $4.0  million  and  $7.6
million,   respectively,   on  certificate   of
deposit  accounts  and  borrowed  funds,  which
resulted  from  increased average  balances  of
$79.5 million and  $164.6 million, respectively
for  the  nine months  ended  March  31,  1998,
compared to  the  nine   months ended March 31,
1997,  respectively  .   The  increase  in  the
average  balance  on  certificates  of  deposit
resulted primarily from increased deposit flows
due  to  higher  rates  offered   on   selected
certificate  accounts  for  the past 12 months.
The increase in the average balance of borrowed
funds resulted primarily from $150.0 million of
borrowed funds added for the  period  April  1,
1997  to  March  31,  1998,  under  the capital
leverage program.  In addition to the growth in
the  average  balances,  the  average  cost  of
interest bearing liabilities increased 42 basis
points to 4.65% for the nine months ended March
31, 1998, from 4.23% for the nine months  ended
March  31,  1997.  The increase in average cost
resulted from  an  increase of $79.5 million in
the average balance  of  certificate of deposit
accounts, which generally have a higher average
cost than other deposits,  the  increase  of 16
basis points in average cost on certificate  of
deposit   accounts   resulting   from  a   rate
promotion instituted for the first  quarter  of
the  fiscal  year,  and an increase of 39 basis
points  in  average  cost  on  borrowed  funds,
resulting    from   higher-rate,    longer-term
borrowings undertaken for the past two quarters in order to fund loan originations.

PROVISION FOR  LOAN  LOSSES.  The provision for
loan  losses  decreased  $1.6 million  to  $1.6
million  for the nine months  ended  March  31,
1998, from  $3.2  million  for  the nine months
ended  March  31,  1997.  The  decline  in  the
provision   for   loan   losses  reflects   the
improvement  in  non-performing   loans.   Non-
performing loans decreased to $1.8  million for
the nine months ended March 31, 1998, from $3.2
million  at  June  30, 1997. The allowance  for
loan losses increased to $12.0 million at March
31, 1998, from $10.7  million at June 30, 1997,
as the loan loss provision  of $1.6 million was
offset  by  net  charge-offs of  $283,000.   In
management's  judgment,   it   was  prudent  to
continue the loan loss provision  to supplement
the loan loss allowance, based upon  the Bank's
growing    volume    of    multi-family    loan
originations and the composition of its loan portfolio.

NON-INTEREST   INCOME.    Non-interest   income
increased $684,000 to $3.3 million for the nine
months ended March 31, 1998,  compared  to $2.6
million  for  the  nine  months ended March 31,
1997.  This increase was attributable primarily
to an increase of $303,000  in  service charges
and other fees, which resulted from an increase
of $285,000 in loan commitment fee  income from
increased origination activity, an increase  of
$210,000   on   net   gains   on  the  sale  of
securities,  and  an  increase of  $239,000  in
other   income,   resulting    primarily   from
increased  prepayment  penalty  income,   which
increases were partially offset by the decline in net gain on sales of loans held for sale of $68,000 from $108,000 for the nine months ended
March 31, 1997 to $40,000 for the nine months ended March 31, 1998.

NON-INTEREST  EXPENSE.   Non-interest   expense
increased  $192,000  to  $20.7  million for the
nine  months ended March 31, 1998,  from  $20.5
million  for  the  nine  months ended March 31,
1997.  Excluding the SAIF Special Assessment of
$2.0 million incurred for the nine months ended
March 31, 1997. non-interest  expense increased
$2.2   million,   primarily  as  a  result   of
increased expense related to the Company's ESOP
and RRP plans of $1.8   million.   A portion of
this increase resulted from the RRP,  for which
monthly  expense  accruals  began  in February,
1997,  resulting  in  nine  months  of accruals
recorded  in the current year compared  to  two
months in the  previous  year.   The  remaining
increase in the ESOP resulted from  the
increased  ESOP  expense  attributable  to  the
increase  in  the  Company's  stock  price,  as
expense  related  to the ESOP is recorded based
upon the  market value  of the Company's stock.
In  addition  to  the increased  ESOP  and  RRP
expense, salaries and employee benefits expense
increased $1.2 million  due  to  general salary
increases, and data processing costs  increased
$94,000  as  a  result  of  increased  loan and
deposit  activity.   Offsetting these increases
were   declines  of  $270,000   and   $431,000,
respectively,  in provision for losses on other
real estate owned,  and  other expenses for the
nine months ended March 31,  1998,  compared to
1997.   The  reduced  provision  for losses  on
other real estate owned resulted primarily from
a reduction in other real estate owned  balance
from  $1.9  million  at March 31, 1997, to $1.1
million  at March 31, 1998.   The
decrease  in other  expenses   resulted   primarily
from a reduction in legal expenses, which were higher in the prior year due to the Company being in its initial stages as a public company.

INCOME  TAX EXPENSE. Income tax expense for the
nine months  ended  March  31,  1998,  was $8.7
million, resulting in an effective tax rate  of
49.07%,  compared  to $4.6 million for the nine
months  ended March 31,  1997.   Excluding  the
effects of  both  the New York State income tax
recovery and the SAIF  recapitalization charge,
the  Company's income tax  expense  would  have
been $7.4  million,  and the effective tax rate
would  have been 51.52%  for  the  nine  months
ended March  31,  1997.   The  decline  in  the
effective  tax  rate was primarily attributable
to reduced income  tax  expenses  on securities
and    real   estate   loan   interest   income
operational  resulting  from recent operational
changes  made  by the Company.   The  Company's
effective tax rate  is  adversely  effected  by
certain  non-deductible recurring expenses such
as goodwill.   Excluding  these  non-deductible
items, the Company's effective tax rate for the nine months ended March 31, 1998, would have been 42.35%.

THE YEAR 2000 PROBLEM

The  Year   2000   Problem   centers  upon  the
inability of computer systems  to recognize the
year 2000.  Many existing computer programs and
systems  were  originally programmed  with  six
digit dates that  provided  only  two digits to
identify  the calendar year in the date  field,
without considering  the upcoming change in the
century.  With the impending  millennium, these
programs and computers will recognize  "00"  as
the  year 1900 rather than the year 2000.  Like
most financial  providers,  the Company and its
operations may be significantly affected by the
Year  2000  Problem  due  to  the   nature   of
financial information.  Software, hardware, and
equipment both within and outside the Company's
direct   control  and  with  whom  the  Company
electronically   or   operationally  interfaces
(e.g.  third  party  vendors   providing   data
processing,   information   system  management,
maintenance  of  computer systems,  and  credit
bureau information)  are likely to be affected.
Furthermore,  if  computer   systems   are  not
adequately  changed to identify the Year  2000,
many computer applications could fail or create
erroneous   results.    As   a   result,   many
calculations  which  rely  upon  the date field
information, such as interest, payment  or  due
dates   and  other  operating  functions,  will
generate  results  which could be significantly
misstated, and the Company  could  experience a
temporary  inability  to  process transactions,
send  invoices  or  engage  in  similar  normal
business   activities.    In  addition,   under
certain  circumstances, failure  to  adequately
address the  Year  2000 Problem could adversely
affect the viability of the Company's suppliers
and creditors and the  creditworthiness  of its
borrowers.   Thus, if not adequately addressed,
the  Year  2000   Problem  could  result  in  a
significant adverse impact upon the Company's products, services and competitive condition.

The Company recently received a "Satisfactory" rating
in a review of its Year 2000 Problem compliance by the
OTS, which represents the highest possible rating eligible
to be received.  The Company is currently scheduled
to begin testing on its loan and deposit systems beginning in July, 1998, and is currently in the process of obtaining software modifications deemed necessary for compliance in all other systems. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Problem will be mitigated without causing a material adverse effect upon the operations of
the  Company.   However, if such modifications and conversions
are  not made, or are not completed timely, the Year 2000
Problem could   have   an  impact  upon  the  Company's
operations. At this time, management believes that any such impact and any resulting costs will not be material.

Monitoring and managing  the  Year 2000 project
will result in additional direct  and  indirect
costs  to  the  Company.   Direct costs include
potential  charges  by  third  party   software
vendors   for   product   enhancements,   costs
involved  in testing software products for year
2000 compliance,  and  any  resulting costs for
developing  and implementing contingency  plans
for critical  software  products  which are not
enhanced.    Indirect  costs  will  principally
consist  of  the   time   devoted  by  existing
employees   in   monitoring   software   vendor
progress,  testing  enhanced software  products
and  implementing  any   necessary  contingency
plans.   Such costs have not been material to date.
The Company believes that any such costs to be incurred in the future will not have a material effect upon its results of operations. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative  and  qualitative disclosure about
market risk is presented  at  June  30, 1997 in
Exhibit 13.1 to the Company's Annual  Report on
Form   10-K,  filed  with  the  Securities  and
Exchange  Commission  on  September  26,  1997.
There  have  been  no  material  changes in the
Company's   market  risk  at  March  31,   1998
compared to June 30, 1997. The following is an update of the discussion provided therein:

  GENERAL.  The  Company's largest component of
market risk continues to be interest rate risk.
Virtually all of this  risk continues to reside
at  the  Bank level.  The  Bank  still  is  not
subject  to   foreign   currency   exchange  or
commodity  price  risk.   At  March  31,  1998,
neither the Company nor the Bank owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

    ASSETS, DEPOSIT LIABILITIES  AND  WHOLESALE
FUNDS.   During the nine months ended March 31,
1998, the  Company  has added $196.5 million in
capital  leverage  transactions,   under  which
high-quality  mortgage-backed  securities   are
purchased  utilizing  funding  from  short term
borrowings.   While  these  transactions   have
served to increase the Company's interest rate risk, particularly under a rising interest rate environment, the Company's overall level of interest rate risk, inclusive of the effects of these transactions, has not changed materially from June 30, 1997 to March 31, 1998. There have been no other material changes in the composition of assets, deposit liabilities or wholesale funds from June 30, 1997 to March 31,
1998.

    GAP ANALYSIS.  The one-year  and  five-year
cumulative   interest   sensitivity  gap  as  a
percentage of total assets still fall within 2% of their levels at June 30, 1997 utilizing the same assumptions as at June 30, 1997.

    INTEREST  RATE  RISK COMPLIANCE.  The  Bank
continues to monitor  the  impact  of  interest
rate  volatility  upon net interest income  and
net portfolio value  in  the  same manner as at
June 30, 1997.  There have been  no  changes in
the   board   approved   limits  of  acceptable
variance  in  net  interest  income   and   net
portfolio  value  at March 31, 1998 compared to
June  30,  1997,  and   the  projected  changes
continue to fall within the board approved limits at all levels of potential interest rate volatility.

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

                                 Dime Community Bancorp, Inc.


Dated:   May 14, 1998            By: /s/ VINCENT F. PALAGIANO
                                     --------------------------
                                      Vincent F. Palagiano
                                        Chairman of the Board and
                                          Chief Executive Officer



Dated:   May 14, 1998            By: /s/ KENNETH J. MAHON
                                     --------------------------
                                      Kenneth J. Mahon
                                        Executive Vice President
                                         and Chief Financial Officer