Form 10-K
period 1998-06-30
DIME COMMUNITY BANCSHARES INC
filed 1998-09-28
CIK 1005409

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

X   ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
        FOR THE FISCAL YEAR ENDED JUNE 30, 1998

   TRANSITION REPORT PURSUANT  TO  SECTION  13 OR 15(d) OF
  THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transaction period from   to

                           Commission file Number 0-27782
                           DIME COMMUNITY BANCSHARES, INC.
               (Exact Name of registrant as specified in its charter)

                            Delaware                         11-3297463
   (State or other jurisdiction of incorporation or      (I.R.S. employer
              organization)                           identification number)



        209 Havemeyer Street, Brooklyn, NY               11211
   (Address of principal executive offices)            (Zip Code)

         Registrant's telephone number, including area code: (718) 782-6200

      Securities Registered Pursuant to Section 12(b) of the Act:
                                 NONE

      Securities Registered Pursuant to Section 12(g) of the Act:
                COMMON STOCK, PAR VALUE $.01 PER SHARE
                           (Title of Class)
                     PREFERRED STOCK, PURCHASE RIGHT
                               (Title of Class)
   Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES    X    NO

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K.   [ X]

   As of September 24, 1998, there were 11,714,008 shares of the Company's common stock, $0.01 par value, outstanding. The aggregate market value of the voting stock held by non-affiliates of the Company as of September 24, 1998 was $186,167,500. This figure is based upon the closing price on the NASDAQ National Market for a share of the Company's common stock on September 24, 1998, which was $18.875 as reported in the Wall Street Journal on September 25, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE
(1) The Annual Report to Shareholders for the fiscal year ended June 30, 1998 (Item 1 of Part I, and Items 5 through 8 of Part II) and (2) the definitive Proxy Statement dated October 5, 1998 to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on November 12, 1998 and any adjournment thereof and which is expected to be filed with the Securities and Exchange Commission on or about October 6, 1998
(Part III).

                            TABLE OF CONTENTS
                                                 PAGE
                                    PART I
R ITEM 1.  BUSINESS
      GENERAL..........................................................3
      ACQUISITION OF CONESTOGA BANCORP, INC............................4
      PROPOSED ACQUISITION OF FINANCIAL BANCORP, INC...................4
      MARKET AREA AND COMPETITION......................................4
      LENDING ACTIVITIES...............................................5
      ASSET QUALITY...................................................12
      ALLOWANCE FOR LOAN LOSSES.......................................16
      INVESTMENT ACTIVITIES...........................................19
      SOURCES OF FUNDS................................................23
      SUBSIDIARY ACTIVITIES...........................................26
      PERSONNEL.......................................................26
      FEDERAL , STATE AND LOCAL TAXATION
             FEDERAL TAXATION.........................................27
            STATE AND LOCAL TAXATION..................................27
      REGULATION
            GENERAL...................................................28
            REGULATION OF FEDERAL SAVINGS ASSOCIATIONS................29
            REGULATION OF HOLDING COMPANY.............................36
            FEDERAL SECURITIES LAWS...................................37
ITEM 2.
PROPERTIES............................................................38
ITEM 3. LEGAL PROCEEDINGS.............................................39
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........39
                                    PART II
ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS...................................................39
ITEM 6. SELECTED FINANCIAL DATA.......................................39
ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS...................................39

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...39
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................39
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..........................39
                                   PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY..............39
ITEM 11. EXECUTIVE COMPENSATION.......................................40
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT..........................................40
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............40
                                    PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                FORM 8-K..............................................40

                SIGNATURES............................................43

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

                                    PART I

ITEM 1. BUSINESS

General

   Dime Community Bancshares, Inc. (the "Company") is a Delaware corporation organized in December, 1995 at the direction of the Board of Directors of The Dime Savings Bank of Williamsburgh (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the conversion of the Bank, on June 26, 1996, from a federal mutual savings bank to a federal stock savings bank (the "Conversion"). In connection with the Conversion, the Company issued 14,547,500 shares (par value $0.01) of common stock at a price of $10.00 per share to certain of the Bank's eligible depositors who subscribed for shares and to an Employee Stock Ownership Plan ("ESOP") established by the Company.

   The Company is a unitary savings and loan holding company, which, under existing law, is generally not restricted as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender. The primary business of the Company is the operation of its wholly-owned subsidiary, the Bank. Under regulations of the Office of Thrift Supervision ("OTS") the Bank is a qualified thrift lender if its ratio of qualified thrift investments to portfolio assets ("QTL Ratio") is 65% or more, on a monthly average basis in nine of every twelve months. At June 30, 1998, the Bank's QTL Ratio was 95.48%, and the Bank has maintained more that 65% of its portfolio assets in qualified thrift investments in at least nine of the preceding twelve months.

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

   The Bank's principal business has been, and continues to be, gathering deposits from customers within its market area, and investing those deposits, primarily in multi-family and one-to-four family residential mortgage loans, mortgage-backed securities, and obligations of the U.S. Government and Government Sponsored Entities ("GSEs"). The Bank's revenues are derived principally from interest on its loan and securities portfolios. The Bank's primary sources of funds are: deposits; loan amortization, prepayments and maturities; amortization, prepayments and maturities of mortgage-backed and investment securities; and borrowings, and, to a lesser extent, the sale of fixed-rate mortgage loans to the secondary market. The Bank is also a member of the Federal Home Loan Bank of New York ("FHLBNY").

ACQUISITION OF CONESTOGA BANCORP, INC.

   On June 26, 1996 the Bank completed the acquisition of Conestoga Bancorp, Inc. ("Conestoga") (the "Conestoga Acquisition"), resulting in the merger of Conestoga's wholly-owned subsidiary, Pioneer Savings Bank, F.S.B. ("Pioneer") with and into the Bank, with the Bank as the resulting financial institution. The Conestoga Acquisition was accounted for in the financial statements using the purchase method of accounting.

Under purchase accounting, the acquired assets and liabilities of Conestoga are recognized at their fair value as of the date of the Conestoga Acquisition. Shareholders of Conestoga were paid approximately $101.3 million in cash, resulting in goodwill of $28.4 million, which is being amortized on a straight line basis over a twelve year period. Since the Conestoga Acquisition occurred on June 26, 1996, its impact upon the Company's consolidated results of operations for the fiscal year ended June 30, 1996 was minimal. The full effect of the Conestoga Acquisition is reflected in the Company's consolidated results of operations for the fiscal years ended June 30, 1998 and 1997, as well the consolidated statements of financial condition as of June 30, 1998 and 1997.

PROPOSED ACQUISITION OF FINANCIAL BANCORP, INC.

      On July 18, 1998, the Company entered into the Merger Agreement with Financial Bancorp, pursuant to which Financial Bancorp will be merged into the Company. The Merger Agreement provides that each outstanding share of common stock, par value $.01 per share, of Financial Bancorp ("Financial Bancorp Common Stock") will be converted into the right to receive, at the election of the holder thereof, either shares of common stock, par value $0.01 per share, of the Company ("Company Common Stock") or cash subject to the election,
allocation and proration  procedures  set forth in the Merger  Agreement.   If
the Company's average closing price for the ten-day period ending ten days prior to the anticipated closing of the Merger (the "Average Closing Price") is between $22.95 and $31.05, the value of the consideration per share to be received by Financial Bancorp stockholders, whether in the form of stock or cash, will be $40.50, and 50% of the total consideration to be paid to Financial Bancorp's shareholders shall consist of Company Common Stock and 50% shall consist of cash. If the Company's Average Closing Price is greater than $31.05 or less than $22.95, then the value of the consideration per share to be received by Financial Bancorp shareholders in the Merger will be adjusted, and the percentage of the total consideration consisting of the Company's Common Stock and cash will change, all as set forth in the Merger Agreement. If the Company Common Stock has a market value during the pricing period of less than or equal to $20.25, Financial Bancorp has the right to termination the Merger Agreement unless the Company agrees to increase the per share consideration to Financial Bancorp's shareholders to at least $38.12.

      The Financial Acquisition is subject to (i) approval by the shareholders of Financial Bancorp, (ii) approval of the OTS and (iii) satisfaction or waiver of certain other conditions. Financial Bancorp is a unitary savings bank holding company for its wholly owned subsidiary, Financial Federal, a federal savings bank.

   There are currently no other arrangements, understandings or agreements regarding any such acquisition or expansion.

MARKET AREA AND COMPETITION

   The Bank has been, and intends to continue to be, a community-oriented financial institution providing financial services and loans for housing within its market areas. The Bank maintains its headquarters in the Williamsburgh section of the borough of Brooklyn. Currently, thirteen additional offices are located in the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County. The Financial Acquisition will add five branches, all of which are located in Queens and Brooklyn. The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches. The Bank's primary lending area is larger, and includes much of New York City and Nassau County. Most of the Bank's mortgage loans are secured by properties located in its primary lending area.

   Since 1993, the Bank's local economy has experienced strong performance. Unemployment has remained low, home sales have increased, residential apartment and commercial property vacancy rates have declined considerably, and local real estate values have stabilized. A strong local economy existed throughout the Company's entire fiscal year ended June 30, 1998. Despite these encouraging trends, the outlook for the local economy remains uncertain. Recent troubled economic conditions in several nations throughout Europe, Asia and South and Central America have created interest rate volatility for U.S. government and agency obligations. As a result of this interest rate volatility, the U.S. stock market, especially amongst financial institutions, has experienced even greater volatility subsequent to June 30, 1998. It is unclear at this time what, if any, effect these conditions will have on the local and regional economies and real estate market.

   The Bank faces significant competition both in making loans and in attracting deposits. The Bank's market area has a high density of financial institutions, many of which have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies and insurance companies. The Bank has recently faced increased competition for the origination of multi-family loans, which comprised 75.3% Bank's loan portfolio at June 30, 1998. Management anticipates that competition for both multi-family and one-to-four family loans will continue to increase in the future. Thus, no assurances can be made that the Bank will be able to maintain its current level of such loans. The Bank's most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and direct purchases of government securities. The Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds, and from other financial institutions such as brokerage firms and insurance companies. Competition may also increase as a result of the lifting of restrictions on the overall operations of financial institutions.

LENDING ACTIVITIES

   LOAN PORTFOLIO COMPOSITION. The Bank's loan portfolio consists primarily of multi-family loans secured by apartment buildings (including loans underlying apartment buildings organized under cooperative form of ownership, "underlying cooperatives"), conventional first mortgage loans secured primarily by one- to four-family residences, including condominiums and cooperative apartment share loans, and non-residential (commercial) property loans. At June 30, 1998, the Bank's loan portfolio totaled $953.6 million. Within the loan portfolio, $717.6 million or 75.3% were multi-family loans, $168.3 million or 17.6% were loans to finance the purchase of one-to-four family properties and cooperative apartment share loans, $50.1 million or 5.3% were loans to finance the purchase of commercial properties, primarily small shopping centers, warehouses and nursing homes, and $11.9 million or 1.3% were loans to finance multi-family and residential properties with either full or partial credit guarantees provided by either the Federal Housing Administration (''FHA'') or the Veterans' Administration (''VA''). Of the total mortgage loan portfolio outstanding at that date, 30.3% were fixed-rate loans and 69.7% were adjustable-rate loans (''ARMs''), of which 85.6% are multi-family and non-residential property loans which carry a maturity of 10 years, and an amortization period of no longer than 25 years. These loans have a fixed interest rate that adjusts after the fifth year indexed to the 5-year FHLBNY advance rate, but may not adjust below the initial interest rate of the loan. At June 30, 1998, the Bank's loan portfolio also included $2.4 million in passbook loans, $1.8 million in home improvement loans, and $1.6 million in other consumer loans.

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

                                                                              At June 30,
                             -----------------------------------------------------------------------------------------------------
                                           Percent               Percent              Percent             Percent           Percent
                                              of                   of                   of                  of                  of
                                 1998       Total        1997     Total   1996<F1>     Total     1995     Total      1994    Total
                                   ----       ----       ----       ---       ---       ---       ---       ---      ---       ---
                                                                              (Dollars In Thousands)
Mortgage loans: (2)
One-to-four family             $125,704      13.18%  $140,798     18.68%  $170,182     29.05%  $58,291     13.52%   $59,461   3.74%
Multi-family and underlying
      cooperative               717,638      75.26    498,536     66.15    296,630     50.63   252,436     58.56    242,088  55.92
Non-residential                  50,062       5.25     43,180      5.73     37,708      6.44    26,972      6.26     26,896   6.21
FHA/VA insured                   11,934       1.25     14,153      1.88     16,686      2.85    22,061      5.12     27,264   6.30
Cooperative apartment            42,553       4.46     50,931      6.76     59,083     10.08    67,524     15.67     73,250  16.92
                                 ------     ------     ------     -----      -----     -----     -----     -----      -----  -----
Total mortgage loans            947,891      99.40    747,598     99.20    580,289     99.05   427,284     99.13    428,959  99.09
                                 ------     ------     ------     -----      -----     -----     -----     -----      -----  -----
Other loans:
Student loans                       677       0.07      1,005      0.13      1,307      0.22     1,431      0.33      1,506   0.35
Passbook savings (secured by
      savings and time
      deposits)                   2,367       0.25      2,801      0.37      3,044      0.52     1,510      0.35      1,516   0.35
Home improvement loans            1,753       0.18      1,243      0.16        891      0.15       475      0.11        550   0.13
Consumer installment and
  other                             919       0.10      1,027      0.14        323      0.06       336      0.08        362   0.08
                                 ------     ------     ------     -----      -----     -----     -----     -----      -----  -----
Total other loans                 5,716       0.60      6,076      0.80      5,565      0.95     3,752      0.87      3,934   0.91
                                 ------     ------     ------     -----      -----     -----     -----     -----      -----  -----
Gross loans                     953,607     100.00%   753,674    100.00%   585,854    100.00%  431,036    100.00%   432,893 100.00%
                                 ------     ======     ------    ======      -----    ======     -----    ======      -----  =====
Less:
Unearned discounts and net
      deferred loan fees          3,486                 3,090                2,168               1,182               1,300
Allowance for loan losses        12,075                10,726                7,812               5,174               3,633
                                 ------                ------                -----               -----               -----
Loans, net                     $938,046              $739,858             $575,874            $424,680            $427,960
                                 ======                ======               ======              ======              ======
Loans serviced for others:
One-to-four family and
      cooperative apartment     $55,802               $60,242              $63,360             $63,192             $65,063
Multi-family and underlying
cooperative                       2,817                 9,406               27,690              30,264              34,396
                                 ------                ------                -----               -----               -----
Total loans serviced for
  others                        $58,619               $69,648              $91,050             $93,456             $99,459
                                 ======                ======               ======              ======              ======

<F1> Includes  acquisition  of  $113.1  million loans from Conestoga on June 26,
     1996, substantially all of which were one-to-four family loans.
<F2> Includes loans held for sale.


LOAN ORIGINATIONS, PURCHASES, SALES AND SERVICING. The Bank originates both ARMs and fixed-rate loans, which activity is dependent upon customer demand and market rates of interest, and generally does not purchase whole mortgage loans or loan participations. Generally, the Bank sells all originated one-to-four family fixed-rate mortgage loans in the secondary market to the Federal National Mortgage Association (''FNMA''), the Federal Home Loan Mortgage Corporation (''FHLMC''), the State of New York Mortgage Agency (''SONYMA'') and other private secondary market purchasers. ARMs, including adjustable-rate multi-family loans, and fixed-rate multi-family and non-residential mortgage loans with maturities up to 15 years, are retained for the Bank's portfolio. For the fiscal year ended June 30, 1998 origination of ARMs totaled $182.0 million or 56.7% of all loan originations. Originations of fixed-rate mortgage loans totaled $139.2 million, while sales of fixed-rate loans totaled $5.4 million. The Bank generally sells all fixed-rate loans without recourse and retains the servicing rights. As of June 30, 1998, the Bank was servicing $58.6 million of loans for non-related institutions. The Bank generally receives a loan servicing fee equal to 0.25% of the outstanding principal balance for servicing loans sold.

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

   The following table sets forth the Bank's loan originations, loan sales and principal repayments for the periods indicated.

                                                                     For the Years Ended June 30,
                                                                  ---------------------------------
                                                             1998                1997               1996
                                                           --------            --------            --------
                                                                         (In Thousands)
Loans (gross):
At beginning of period                                     $753,674            $585,854            $431,036
Mortgage loans originated:
One-to-four family                                           11,438               4,279               6,087
Multi-family and underlying cooperative                     292,555             245,324              94,379
Non-residential                                              15,929              11,055              11,764
Cooperative apartment                                         1,281               1,582                 568
                                                           --------            --------            --------
Total mortgage loans originated                             321,203             262,240             112,798
Other loans originated                                        5,101               2,549               2,122
                                                           --------            --------            --------
Total loans originated                                      326,304             264,789             114,920
                                                           --------            --------            --------
Loans acquired from Conestoga <F1>                               -                  -               113,140
Less:
Principal repayments                                        120,240              91,405              67,308
Loans sold <F2>                                               5,352               4,157               5,740
Loans  transferred  from  real  estate  pending                  -                   -                 (875)
foreclosure
Mortgage loans transferred to Other Real Estate
   Owned                                                        779               1,407               1,069
                                                           --------            --------            --------
Unpaid principal balance at end of period                  $953,607            $753,674            $585,854
                                                           ========            ========            ========

<F1> Substantially all of these mortgage loans are one-to-four family mortgage loans.
<F2> Includes fixed-rate mortgage loans and student loans.


   LOAN MATURITY AND REPRICING. The following table shows the earlier of maturity or repricing period of the Bank's loan portfolio at June 30, 1998. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on the Bank's loan portfolio totaled $120.2 million for the year ended June 30, 1998.


                                      At June 30, 1998
                           -----------------------------------------------------------
                                     Mortgage Loans
                           -----------------------------------------------------------
                                                     Multi-
                                                    family and
                                    One-to-Four-   Underlying        Non-          FHA/VA     Cooperative       Other       Total
                                        Family     Cooperative    Residential      Insured     Apartment        Loans       Loans
                                         ------     --------       --------        ------       --------        ------      ------
                                                                   (In Thousands)
Amount due:
One year or less                        $43,487      $63,066         $2,404           $-         $34,874        $5,265    $149,096
                                         ------     --------       --------        ------       --------        ------      ------
After one year:
One to three years                        9,880      111,982          7,697         4,997          6,709           451     141,716
More than three years to five             4,756      224,222         19,658           -               -             -      248,636
years
More than five years to ten years        20,202      300,475         19,228           114            122            -      340,141
More than ten years to twenty            23,298       17,893          1,075         6,823            632            -       49,721
years
Over twenty years                        24,081           -              -            -              216            -       24,297
                                         ------     --------       --------        ------       --------        ------      ------
Total due or repricing after one
   year                                  82,217      654,572         47,658        11,934          7,679           451     804,511
                                         ------     --------       --------        ------       --------        ------      ------
Total amounts due or repricing,
gross                                  $125,704     $717,638        $50,062       $11,934        $42,553        $5,716    $953,607
                                        =======     ========       ========       =======       ========       =======     =======

   The following table sets forth the dollar amounts in each loan category at June 30, 1998 that are due after June 30, 1999, and whether such loans have fixed or adjustable-interest rates.

                                          Due after June 30, 1999
                                      ------------------------------------
                                  Fixed            Adjustable       Total
                                ---------          ---------      ---------
                                                (In Thousands)
Mortgage loans:
   One-to-four family             $70,641             $11,576         $82,217
   Multi-family and
     underlying cooperative       213,761             440,811         654,572
   Non-residential                 16,634              31,024          47,658
   FHA/VA insured                  11,934              -               11,934
   Cooperative apartment            1,088               6,591           7,679
Other loans                           -                   451             451
                                ---------           ---------       ---------
Total loans                      $314,058            $490,453        $804,511
                                =========           =========       =========

   Multi-family and Non-residential Lending. The Bank originates adjustable-rate and fixed-rate multi-family (five or more units) and non-residential loans which are secured primarily by apartment buildings, underlying cooperatives, mixed-use (residential combined with commercial) and other non-residential properties, generally located in the Bank's primary lending area. The main competitors for loans in this market tend to be other small- to medium-sized local savings institutions. Multi-family and non-residential loans in the Bank's portfolio generally range in amount from $100,000 to $9.0 million, and have an average loan size of approximately $772,000. Residential multi-family loans in this range generally have between 5 and 100 apartments per building. The Bank had a total of $629.9 million of multi-family loans in its portfolio on buildings with under 100 units as of June 30, 1998. Mostly as a result of rent control and rent stabilization, the associated rent rolls for buildings of this type indicate a rent range that would be considered affordable for low- to moderate-income households. In addition, at June 30, 1998, the Bank had a total of $94.6 million in loans secured by mortgages on underlying cooperative apartment buildings.

   The Bank originated multi-family loans totaling $292.6 million during the fiscal year ended June 30, 1998, versus $245.3 million during the year ended June 30, 1997. At June 30, 1998, the Bank had $158.0 million of commitments outstanding to originate mortgage loans, which included $20.9 million of commitments to refinance existing mortgage loans. This compares to $115.1 million of commitments outstanding at June 30, 1997. All the mortgage commitments outstanding at June 30, 1998 were issued to borrowers within the Bank's service area, $147.9 million of which are secured by multi-family and underlying cooperative apartment buildings.

   The Bank's current lending policy requires loans in excess of $500,000 to be approved by the Loan Operating Committee, comprised of the Chief Executive Officer, President, Executive Vice President, and the heads of both the residential loan and multi-family loan origination departments. Loans in excess of $3.0 million are required to be approved by the Board of Directors. The Bank also considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar properties, the market value of the property and the Bank's lending experience with the borrower. The typical adjustable-rate multi-family loan carries a maturity of 10 years, and an amortization period of no longer than 25 years. These loans have a fixed interest rate that adjusts after the fifth year indexed to the 5-year FHLBNY advance rate, but may not adjust below the initial interest rate of the loan. Prepayment penalties are assessed throughout the life of the loans. The Bank also offers fixed-rate, self-amortizing, multi-family and non-residential loans with maturities of up to 15 years.

   At June 30, 1998, the Bank had multi-family and underlying cooperative loans totaling $717.6 million in its portfolio, comprising 75.3% of the gross loan portfolio. The underwriting standards for new loans generally require (1) a maximum loan-to-value ratio of 75% based on an appraisal performed by an independent, state-certified appraiser and (2) sufficient cash flow from the underlying property to adequately service the debt, represented by a debt service ratio not below 1.15. Of the Bank's multi-family loans, $623.0 million, or 86.8%, were secured by apartment buildings and $94.6 million, or 13.2%, were secured by underlying cooperatives at June 30, 1998. Multi-family loans are generally viewed as exposing the Bank to a greater risk of loss than one- to four-family residential loans and typically involve higher loan principal amounts. At June 30, 1998, the Bank had 227 multi-family and non-residential loans with principal balances of $1.0 million or more, totaling $436.7 million. These loans, while underwritten to the same standards as all other multi-family and non-residential loans, tend to expose the Bank to a higher degree of risk due to the potential impact of losses from any one loan relative to the size of the Bank's capital position. As of June 30, 1998, none of these loans were in arrears nor in the process of foreclosure. See ''- Asset Quality.''

   Loans secured by apartment buildings and other multi-family residential properties are generally larger and involve a greater degree of risk than one-to-four family mortgage loans. Repayment of multi-family loans is dependent, in large part, on sufficient cash flow from the property to cover operating expenses and debt service. Economic events and government regulations, such as rent control and rent stabilization laws, which are outside the control of the borrower or the Bank, could impair the value of the security for the loan or the future cash flow of such properties. As a result, rental income might not rise sufficiently over time to meet increases in the loan rate at repricing, or increases in overhead expenses (I.E., utilities, taxes). During the last five fiscal years, the Bank's charge-offs related to its multi-family loan portfolio totaled $4.9 million. As of June 30, 1998, the Bank had $236,000 of non-performing multi-family loans. See "- Asset Quality and - Allowance for Loan Losses" for discussions of the Bank's underwriting procedures utilized in originating multi-family loans.

   The Bank's loan portfolio also includes $50.1 million in non-residential real estate mortgage loans which represented 5.25% of gross loans at June 30, 1998. This portfolio is comprised of commercial and industrial properties, and shopping centers. The Bank utilizes, where appropriate, rent or lease income, business receipts, the borrowers' credit history and business experience, and comparable appraisal values when underwriting non-residential applications. As of June 30, 1998, there were no non-performing non-residential loans in the Bank's portfolio. Like multi-family loans, the repayment of non-residential real estate mortgage loans is dependent, in large part, upon sufficient cash flows from the property to cover operating expenses and debt service. For this reason, non-residential real estate mortgage loans are considered to include greater risk than one-to-four family residential loans.

   The Bank's three largest loans at June 30, 1998, consisted of a $8.9 million loan secured by a first mortgage on a 276 unit apartment building located in midtown Manhattan originated in May, 1997; an $8.4 million first mortgage loan, originated in June, 1997, secured by a 631 unit apartment building located in the Forest Hills section of Queens; and a $7.1 million first mortgage loan, originated in February, 1997, secured by a 306 unit apartment building located in the Borough Park section of Brooklyn. As of June 30, 1998, all of these loans were performing in accordance with their terms. See "-Regulation of Federal Savings Associations - Loans to One Borrower." While the loans are current, their large loan balance does subject the Bank to a greater potential loss in the event of non-compliance by the borrower.

   The Bank also currently services a total of $2.8 million in multi-family loans for various private investors. These loans were sold in the late 1980s, without recourse.

   ONE-TO-FOUR FAMILY MORTGAGE AND COOPERATIVE APARTMENT LENDING. The Bank offers residential first mortgage loans secured primarily by owner-occupied, one-to-four family residences, including condominiums, and cooperative apartment share loans. Lending is primarily confined to an area covered by a 50-mile radius from the Bank's Main Office in Brooklyn. The Bank offers conforming and non-conforming fixed-rate mortgage loans and adjustable-rate mortgage loans with maturities of up to 30 years and a maximum loan amount of $500,000. The Bank's residential mortgage loan originations are generally obtained from existing or past loan customers, depositors of the Bank, members of the local community and referrals from attorneys, realtors and independent mortgage brokers who refer members of the communities located in the Bank's primary lending area. The Bank is a participating seller/servicer with several government-sponsored mortgage agencies: FNMA, FHLMC, and SONYMA, and generally underwrites its one-to-four family residential mortgage loans to conform with standards required by these agencies. Although the collateral for cooperative apartment loans is comprised of shares in a cooperative corporation (a corporation whose primary asset is the underlying real estate), cooperative apartment loans generally are treated as one-to-four family loans. The Bank's portfolio of such loans is $42.6 million, or 4.47% of total loans as of June 30, 1998. The market for cooperative apartment loan financing has improved over the past five years with the support of certain government agencies, particularly SONYMA and FNMA, who are insuring and purchasing, respectively, cooperative apartment share loans in qualifying buildings. The Bank adheres to underwriting guidelines established by SONYMA and FNMA for all fixed-rate cooperative apartment loans which are originated for sale. Adjustable-rate cooperative apartment loans continue to be originated both for portfolio and for sale.

   At June 30, 1998, $168.3 million, or 17.65%, of the Bank's loans consisted of one-to-four family and cooperative apartment mortgage loans. ARMs represented 55.29% of total one-to-four family and cooperative apartment loans, while fixed-rate mortgages comprised 44.71% of the total. The Bank currently offers one-to- four family and cooperative apartment mortgage ARMs secured by residential properties with rates that adjust every one or three years. One-to-four family ARMs are offered with terms of up to 30 years. The interest rate at repricing on one-to-four family ARMs currently offered fluctuates based upon a spread above the average yield on United States Treasury securities, adjusted to a constant maturity which corresponds to the adjustment period of the loan (the ''U.S. Treasury constant maturity index'') as published weekly by the Federal Reserve Board. Additionally, one and three-year one-to-four family ARMs are generally subject to limitations on interest rate increases of 2% and 3%, respectively, per adjustment period, and an aggregate adjustment of 6% over the life of the loan. For the year ended June 30, 1998, the Bank originated $1.7 million of one-to-four family and cooperative apartment mortgage ARMs.

   The volume and types of ARMs originated by the Bank have been affected by such market factors as the level of interest rates, competition, consumer preferences and availability of funds. During fiscal 1998, demand for one-to-four family ARMs was relatively weak due to the prevailing low interest rate environment and consumer preference for fixed-rate loans. Accordingly, although the Bank will continue to offer one-to-four family ARMs, there can be no assurance that in the future the Bank will be able to originate a sufficient volume of one-to-four family ARMs to increase or maintain the proportion that these loans bear to total loans.

   The retention of one-to-four family and cooperative apartment mortgage ARMs, as opposed to fixed-rate residential mortgage loans, in the Bank's loan portfolio helps reduce the Bank's exposure to increases in interest rates. However, one-to-four family ARMs generally pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected. In order to minimize risks, applicants for one-to-four family ARMs are qualified at the highest rate which would be in effect after the first interest rate adjustment, if rates were to rise. The Bank has not in the past, nor does it currently, originate one-to-four family ARMs which provide for negative amortization.

   The Bank currently offers fixed-rate mortgage loans with terms of 10 to 30 years secured by one-to-four family residences and cooperative apartments. Interest rates charged on fixed-rates loans are competitively priced based on market conditions. The Bank generally originates fixed-rate loans for sale in amounts up to the maximum allowed by FNMA, FHLMC and SONYMA, with private mortgage insurance required for loans with loan-to-value ratios in excess of 80%. For the year ended June 30, 1998, the Bank originated $9.7 million of fixed-rate, one-to-four family residential mortgage and cooperative apartment loans.

   The Bank generally sells its newly originated conforming fixed-rate mortgage loans in the secondary market to federal and state agencies such as FNMA, FHLMC and SONYMA, and its non-conforming fixed-rate mortgage loans to various private sector secondary market purchasers. With few exceptions, such as SONYMA, the Bank retains the servicing rights on all such loans sold. For the year ended June 30, 1998, the Bank sold mortgage loans totaling $5.4 million. As of June 30, 1998, the Bank's portfolio of one-to-four family fixed-rate mortgage loans serviced for others totaled $55.8 million. The Bank intends to continue to sell all of its newly-originated fixed-rate mortgage loans to conform to its interest-rate risk policy. No assurances can be made, however, that the Bank will be able to do so.

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

   Home equity loans currently are originated to a maximum of $250,000. When combined with the balance of the first mortgage lien, the home equity loan may not exceed 75% of the appraised value of the property at the time of the loan commitment. The Bank's home equity loans outstanding at June 30, 1998, totaled $2.9 million against total available credit lines of $4.9 million. During the fiscal year ended June 30, 1998, the Bank offered a home-equity line promotion to selected mortgage customers, which resulted in the increase in credit lines from $1.8 million at June 30, 1997 to $4.9 million at June 30, 1998.

   OTHER LENDING. The Bank also originates other loans, primarily student and passbook loans. Total other loans outstanding at June 30, 1998, amounted to $5.7 million, or 0.60%, of the Bank's loan portfolio. Passbook loans, totaling $2.4 million, and home improvement loans, totaling $1.8 million, comprise the majority of the Bank's other loan portfolio.

   LOAN APPROVAL AUTHORITY AND UNDERWRITING. The Board of Directors establishes lending authorities for individual officers as to its various types of loan products. For multi-family and one- to four-family mortgage loans, including cooperative apartment and condominium loans, the Loan Operating Committee, which is comprised of the Chief Executive Officer, President, and Executive Vice President, and the heads of both the residential loan and multi-family loan origination departments, has the authority to approve loans in amounts up to $3.0 million. Any loan in excess of $3.0 million, however, must be approved by the Board of Directors. All loans in excess of $500,000 are presented to the Board of Directors for their review. In addition, regulatory restrictions imposed on the Bank's lending activities limit the amount of credit that can be extended to any one borrower to 15% of total capital. See ''- Regulation - Regulation of Federal Savings Associations - Loans to One Borrower.''

   For all one-to-four family loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income, assets and certain other information are verified by an independent credit agency, and if necessary, additional financial information is required to be submitted by the borrower. An appraisal of the real estate intended to secure the proposed loan is required, which currently is performed by an independent appraiser designated and approved by the Board of Directors. In certain cases, the Bank may also require certain environmental hazard reports on multi-family properties. It is the Bank's policy to require appropriate insurance protection, including title and hazard insurance, on all real estate mortgage loans prior to closing. Borrowers generally are required to advance funds for certain items such as real estate taxes, flood insurance and private mortgage insurance, when applicable.

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

   The continued adherence to these procedures, as well as a strong local real estate market resulted in a significant drop in problem loans in the Bank's portfolio, particularly multi-family and underlying cooperative loans, during the fiscal year ended June 30, 1998. Primarily, these declines reflect satisfaction of loans out of successful foreclosure proceedings, as well as the movement of loans to other real estate followed by the successful disposition of the underlying properties. Evidence of this is reflected in declines in both non-performing loans and loans delinquent 60-89 days. Non-performing loans totaled $884,000 at June 30, 1998, as compared to $3.2 million at June 30, 1997. The largest loan in this group is a $236,000 foreclosure on an underlying cooperative apartment building located in Brooklyn. The Bank had 35 loans totaling $328,000 delinquent 60-89 days at June 30, 1998, as compared to 33 such delinquent loans totaling $603,000 at June 30, 1997.

   Under  Generally  Accepted  Accounting  Principles  ("GAAP"),  the  Bank  is
required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a debt constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled-debt restructurings, however, and troubled-debt restructurings do not necessarily result in non-accrual loans. The Bank had three loans classified as troubled-debt restructurings at June 30, 1998, totaling $4.0 million, and all are currently performing according to their restructured terms. During the year ended June 30, 1998, one of the Bank's existing troubled-debt restructuring loans was satisfied. The largest restructured debt, a $2.7 million loan secured by a mortgage on an underlying cooperative apartment building located in Forest Hills, New York, was originated in 1987. The loan was first restructured in 1988, and again in 1994. The current regulations of the

Office of Thrift Supervision require that troubled-debt restructurings remain classified as such until either the loan is repaid or returns to its original
terms.   The  Bank did not incur any new loan restructurings during the fiscal year ended June 30, 1998. All three troubled-debt restructurings as of June 30, 1998 are on accrual status as they have been performing in accordance with the restructuring terms for over one year.

   Under GAAP, the Bank established guidelines for determining and measuring impairment in loans. In the event the carrying balance of the loan, including all accrued interest, exceeds the estimate of fair value, the loan is considered to be impaired and a reserve is established. The recorded investment in loans deemed impaired was approximately $3.1 million as of June 30, 1998, compared to $4.3 million at June 30, 1997, and the average balance of impaired loans was $3.8 million for the year ended June 30, 1998 compared to $4.7 million for the year ended June 30, 1997. The impaired portion of these loans is represented by specific reserves totaling $23,000 allocated within the allowance for loan losses at June 30, 1998. At June 30, 1998, one loan totaling $2.7 million, was deemed impaired for which no reserves have been provided. This loan, which is included in troubled-debt restructurings at June 30, 1998, has performed in accordance with the provisions of the restructuring agreement signed in October, 1995. The loan has been retained on accrual status at June 30, 1998. Generally, the Bank considers non-performing loans to be impaired loans. However, at June 30, 1998, approximately $428,000 of one-to-four family, cooperative apartment and consumer loans on nonaccrual status are not deemed impaired under GAAP. All of these loans have outstanding balances less than $227,000, and are considered a homogeneous loan pool not covered by GAAP.

   NON-PERFORMING  ASSETS  AND  TROUBLED-DEBT  RESTRUCTURINGS.    The following
table sets forth information regarding the Bank's non-performing assets and troubled-debt restructurings at the dates indicated.

                                                                             At June 30,
                                               1998              1997              1996              1995              1994
                                              ---------         ---------         ---------         ---------         ---------
                                                                       (Dollars In Thousands)
Non-performing loans:
   One-to-four family                              $471            $1,123            $1,149              $572            $1,276
   Multi-family and underlying
     cooperative                                    236             1,613             4,734             3,978             4,363
   Non-residential                                   -                 -                 -                 -                 -
   Cooperative apartment                            133               415               668               523               609
   Other loans                                       44                39                -                 -                 -
                                              ---------         ---------         ---------         ---------         ---------
Total non-performing loans                          884             3,190             6,551             5,073             6,248
Total Other Real Estate Owned                       825             1,697             1,946             4,466             8,200
                                              ---------         ---------         ---------         ---------         ---------
Total non-performing assets                      $1,709            $4,887            $8,497            $9,539           $14,448
                                              =========         =========         =========         =========         =========
Troubled-debt restructurings                     $3,971            $4,671            $4,671            $7,651            $7,421
Total non-performing assets and troubled-
       debt restructurings                       $5,680            $9,558           $13,168           $17,190           $21,869
                                              =========         =========         =========         =========         =========
Impaired loans <F1>                              $3,136            $4,294            $7,419               $-                $-
Total non-performing loans to total loans
   <F3>                                            0.09%             0.43%             1.12%             1.18%             1.45%
Total non-performing assets to total
   assets <F2><F3>                                 0.11              0.37              0.62              1.44              2.23


<F1>The Bank adopted SFAS 114 effective July 1, 1995.  Impaired loans were not measured prior to this date.
<F2>Adjusting total assets at June 30, 1996, for $131.0 million of excess subscription proceeds related to the Company's initial public offering, total non-performing assets to total assets were 0.68% at June 30, 1996.
    The excess subscription proceeds were refunded by the Company on July 1, 1996.
<F3>Non-performing loans consists of non-accrual loans; the Bank did not have any loans that were 90 days or more past due and still accruing at any of the dates presented. Non-performing loans and non-performing assets do not include troubled-debt restructurings (''TDRs''). See "Asset Quality.''
    Including TDR's, the ratio of non-performing loans to total loans would have been 0.51%, 1.05%, 1.92%, 2.96% and 3.17%, respectively, for the years ended June 30, 1998, 1997, 1996, 1995 and 1994, the ratio of non-performing assets to total assets would have been 0.35%, 0.73%, 0.96%, 2.59% and 3.38%, respectively, for the years ended June 30, 1998, 1997, 1996, 1995 and 1994, and the allowance for loan losses as a percentage of non-performing loans would have been 248.71%, 136.45%, 69.61%, 40.66% and 26.58%, respectively for the years ended June 30, 1998, 1997, 1996, 1995 and 1994.


   The Bank recorded $30,000 and $306,000 of interest income on non-performing loans and troubled-debt restructurings, respectively, for the year ended June 30, 1998, and $188,000 and $357,000, respectively, for the fiscal year ended June 30, 1997. If the Bank's non-performing loans and troubled-debt restructurings had been performing in accordance with their terms, the Bank would have recorded additional interest income of $51,000 and $109,000, respectively, for the year ended June 30, 1998, and $247,000 and $114,000, respectively, for the fiscal year ended June 30, 1997.

   OTHER REAL ESTATE OWNED ("OREO"). Property acquired by the Bank as a result of a foreclosure on a mortgage loan is classified as OREO and is recorded at the lower of the recorded investment in the related loan or the fair value of the property at the date of acquisition, with any resulting write down charged to the allowance for loan losses. The Bank obtains an appraisal on an OREO property as soon as practicable after it takes possession of the real property. The Bank will generally reassess the value of OREO at least annually thereafter. The balance of OREO was $825,000, consisting of 14 properties, at June 30, 1998 compared to $1.7 million, consisting of 22 properties, at June 30, 1997. During the year ended June 30, 1998, $779,000 in loans were transferred into OREO. Offsetting this addition, were OREO sales and charge-offs of $1.7 million during the year ended June 30, 1998. All charge-offs were recorded against the allowance for losses on real estate owned, which was $164,000 as of June 30, 1998.

   CLASSIFIED ASSETS. The Bank's Loan Loss Reserve Committee meets every other month to review all problem loans in the portfolio to determine whether any loans require reclassification in accordance with applicable regulatory guidelines. Recommendations are reported by the Loan Loss Reserve Committee to the Board of

Directors on a quarterly basis. The Loan Loss Reserve Committee, subject to Board approval, establishes policies relating to the internal classification of loans and believes that its classification policies are consistent with regulatory policies. All non-performing loans and OREO are considered to be classified assets. In addition, the Bank maintains a "watch list" comprised of 30 loans totaling $3.9 million at June 30, 1998 which, while performing, are characterized by weaknesses which require special attention from management and are considered to be potential problem loans. All loans on the watch list are considered to be classified assets or are otherwise categorized as "Special Mention" as discussed below. As a result of its bi-monthly review of the loan portfolio, the Loan Loss Reserve Committee may decide to reclassify one or more of the loans on the watch list.

   Federal regulations and Bank policy require that loans and other assets considered to be of lesser quality be classified as ''Substandard,'' ''Doubtful'' or ''Loss'' assets. An asset is considered ''Substandard'' if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. ''Substandard'' assets have a well-defined weakness or weaknesses and are characterized by the distinct possibility that the Bank will sustain ''some loss'' if deficiencies are not corrected. Assets classified as ''Doubtful'' have all of the weaknesses inherent in those classified ''Substandard'' with the added characteristic that the weaknesses present make ''collection or liquidation in full,'' on the basis of current existing facts, conditions, and values, ''highly questionable and improbable.'' Assets classified as ''Loss'' are those considered ''uncollectible'' and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses that deserve management's attention are designated ''Special Mention'' by management. At June 30, 1998 the Bank had $3.1 million of loans designated Special Mention.

   At  June  30,  1998,  the  Bank  had  $1.7   million  of  assets  classified
Substandard, consisting of 20 loans, no assets classified as Doubtful, and $9,000 of assets classified as Loss, consisting of 1 loan.

   The following table sets forth at June 30, 1998 the Bank's aggregate carrying value of the assets classified as Substandard, Doubtful or Loss or designated as Special Mention.

                                 Special Mention              Substandard                Doubtful                 Loss
                                Number       Amount       Number       Amount       Number       Amount       Number       Amount
                                ------       ------       ------       ------       ------       ------         ------     ------
                                                                (Dollars In Thousands)
Mortgage Loans:
   One-to-four family              7           $900           1          $227           -           $-              -         $-
   Multi-family and
underlying                         4          1,642           2           424           -            -              -          -
         cooperative
   Non-residential                 -            -             -            -            -            -              -          -
   Cooperative apartment          12            536           5           208           -            -              1           9
                                ------       ------       ------       ------       ------       ------         ------     ------
Total Mortgage Loans              23          3,078           8           859           -            -              1           9
                                ------       ------       ------       ------       ------       ------         ------     ------
Other Real Estate Owned:
   One-to-four family              -             -            2           441           -            -              -          -
   Multi-family and                                                                                                 -          -
     underlying
     cooperative                   -             -            -            -            -            -
   Non-residential                 -             -            -            -            -            -              -          -
   Cooperative apartment           -             -           10           384           -            -              -          -
                                ------       ------       ------       ------       ------       ------         ------     ------
Total Other Real Estate
   Owned                           -             -           12           825           -            -              -          -
                                ------       ------       ------       ------       ------       ------         ------     ------
Total                             23         $3,078          20        $1,684           -           $-              1          $9
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

   The Bank has increased its allowance for loan losses to a level which management believes is adequate to absorb possible losses that may be incurred within the Bank's loan portfolio. The Bank provided $1.6 million to its allowance for loan losses for the fiscal year ended June 30, 1998. At June 30, 1998, the total allowance was $12.1 million, which amounted to 1,365.95% of non-performing loans, 248.71% of non-performing loans and troubled-debt restructurings and 1.27% of total loans. The increase in the allowance reflects management's assessment of the risks inherent in its loan portfolio, including those risks associated with the Bank's emphasis on multi-family mortgage loans, which are considered to be at greater risk of loss than one-to-four family loans. The Bank will continue to monitor and modify the level of its allowance for loan losses in order to maintain such allowance at a level which management considers adequate to provide for loan losses. For the fiscal year ended June 30, 1998, the Bank had charge-offs, net of recoveries, of $286,000 against the allowance. Since 1994, total principal losses attributable to the Bank's loan portfolio have averaged 0.31% of the average outstanding loan balance.

   The following table sets forth activity in the Bank's allowance for loan losses at or for the dates indicated.

                                                                           At or for the Year Ended June 30,
                                                 1998              1997             1996              1995             1994
                                                 --------          --------         --------          --------         --------
                                                                              (Dollars In Thousands)
Total loans outstanding at end of period <F1>    $950,121          $750,584         $583,686          $429,854         $431,593
                                                 ========          ========         ========          ========         ========
Average total loans outstanding <F1>             $843,148          $648,357         $449,063          $430,845         $455,705
                                                 ========          ========         ========          ========         ========
ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of period                    $10,726            $7,812           $5,174            $3,633           $2,996
Provision for loan losses                           1,635             4,200            2,979             2,950            4,105
Charge-offs
   One-to-four family                                (165)             (104)             (21)             (146)            (224)
   Multi-family and underlying cooperative            (49)             (985)            (553)           (1,081)          (2,203)
   Non-residential                                     -                 -              (274)              (92)              -
   FHA/VA insured                                      -                 -                -                 (9)              -
   Cooperative apartment                             (112)             (276)            (170)             (328)          (1,109)
   Other                                               (2)              (23)              (5)               -                -
                                                 --------          --------         --------          --------         --------
Total charge-offs                                    (328)           (1,388)          (1,023)           (1,656)          (3,536)
                                                 --------          --------         --------          --------         --------
Recoveries                                             42               102               14               247               68
                                                 --------          --------         --------          --------         --------
Reserve acquired in purchase of Conestoga              -                 -               668                -                -
                                                 --------          --------         --------          --------         --------
Balance at end of period                          $12,075           $10,726           $7,812            $5,174           $3,633
                                                 ========          ========         ========          ========         ========
Allowance for loan losses to total loans
       at end of period <F3>                         1.27%             1.43%            1.34%             1.20%            0.84%
Allowance for loan losses to total non-
       performing loans at end of
       period <F2><F3>                           1,365.95            336.24           119.25            101.99            58.15
Ratio of net charge-offs to average loans
        outstanding during the period                0.03              0.20             0.22              0.33             0.76

ALLOWANCE FOR LOSSES ON OTHER REAL ESTATE
OWNED:
Balance at beginning of period                       $187              $114              $-                $-               $-
Provision charged to operations                       114               450              586                -                -
Charge-offs, net of recoveries                       (137)             (377)            (472)               -                -
                                                 --------          --------         --------          --------         --------
Balance at end of period                             $164              $187             $114               $-               $-
                                                 ========          ========         ========          ========         ========

<F1> Total loans represents loans, net, plus the allowance for loan losses.
    Total loans at June 30, 1996 includes $113.1 million of loans acquired from Conestoga.
<F2> Non-performing loans consists of non-accrual loans; the Bank did not have any loans that were 90 days or more past due and still accruing at any of the dates presented. Non-performing loans and non-performing assets do not include troubled-debt restructurings (''TDRs''). See "Asset Quality.'' Including TDR's, the ratio of non-performing loans to total loans would have been 0.51%, 1.05%, 1.92%, 2.96% and 3.17% for the years ended June 30, 1998, 1997, 1996, 1995 and 1994, respectively, the ratio of non-performing assets to total assets would have been 0.35%, 0.73%, 0.96%, 2.59% and 3.38% for the years ended June 30, 1998, 1997, 1996, 1995 and 1994, respectively, and the allowance for loan losses as a percentage of non-performing loans would have been 248.71%, 136.45%, 69.61%, 40.66% and 26.58% for the years ended June 30, 1998, 1997, 1996, 1995 and 1994, respectively.

   The following table sets forth the Bank's allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated.

                                                                     At June 30,
             --------------------------------------------------------------------------------------------------------------------
                     1998                       1997                    1996                  1995                  1994
             ------------------------    --------------------   --------------------   --------------------   --------------------
                              Percent                Percent                Percent                Percent                Percent
                              of Loan                of Loan                of Loan                of Loan                of Loan
                               in Each               in Each               in Each                 in Each                 in Each
                             Category               Category               Category                Category                Category
                 Allowance    to Total   Allowance  to Total    Allowance  to Total     Allowance  to Total   Allowance    to Total
                  Amount     Loans<F1>    Amount    Loans<F1>     Amount    Loans<F1>    Amount    Loans<F1>    Amount     Loans<F1>
                 -------      ------     -------     ------     -------     ------     -------     ------     -------       ------
                                                                    (Dollars in thousands)
Impaired
 loans <F2>          $23       0.33%        $122       0.58%       $955        1.30%       $-           -%       $-             -%
One-to-four
  family             669      13.32          820      19.04       1,171       29.90        556      14.25         398        14.66
Multi-family
  and
  underlying
  cooperative     10,160      75.90        7,398      66.83       3,808       50.81      3,372      61.72       2,267        59.68
Non-
  residential        445       5.32          862       5.84         605         6.63       103       6.60          72         6.63
Cooperative
  apartment          605       4.52        1,355       6.89       1,085       10.38      1,031      16.51         784        18.06
Other                173       0.61          169       0.82         188         0.98       112       0.92         112         0.97
                 -------     ------      -------     ------     -------     ------     -------     ------     -------       ------
Total            $12,075      100.00%    $10,726     100.00%     $7,812      100.00%    $5,174     100.00%     $3,633       100.00%
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

INVESTMENT ACTIVITIES

   INVESTMENT STRATEGIES OF THE COMPANY - The Company's principal asset is its investment in the Bank's common stock, which amounted to $156.7 million at June 30, 1998. The Company's other investments at that date totaled $20.0 million, and are invested primarily in equity securities and U.S. agency obligations which will be utilized for general business activities. These activities may include, but are not limited to: (1) repurchases of Common Stock, (2) acquisition of other companies, (3) subject to applicable limitations, the payment of dividends, and/or (4) investments in the equity securities of other financial institutions and other investments not permitted for federally-insured institutions. There can be no assurance that the Company will engage in any of these activities in the future.

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

   Investment strategies are implemented by the Asset and Liability Management Committee ("ALCO") comprised of the Chief Executive Officer, President, Executive Vice President and other senior management officers. The strategies take into account the overall composition of the Bank's balance sheet, including loans and deposits, and are intended to protect and enhance the Company's earnings and market value. The strategies are reviewed monthly by the ALCO and reported regularly to the Board of Directors.

   The Company did not engage in any hedging transactions utilizing derivative instruments (such as interest rate swaps and caps) during the fiscal year ended June 30, 1998, and did not have any such hedging transactions in place at June 30, 1998. In the future, the Company may, with Board approval, engage in hedging transactions utilizing derivative instruments.

   MORTGAGE-BACKED SECURITIES. In its securities investment activities over the past few years the Company has increased its purchases of mortgage-backed securities, which provide the portfolio with investments consisting of desirable repricing, cash flow and credit quality characteristics. Mortgage-backed securities generally yield less than the loans that underlie the securities because of the cost of payment guarantees and credit enhancements that reduce credit risk to the investor. While mortgage-backed securities backed by federally sponsored agencies carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that fluctuating interest rates, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities. However, mortgage-backed securities are more liquid than individual mortgage loans and may readily be used to collateralize borrowings of the Company. Approximately 62.9% of the Company's $410.6 million mortgage-backed securities portfolio, which represented 25.3% of the Company's total assets at June 30, 1998, was comprised of securities backed by either the Governmental National Mortgage Association (''GNMA''), FHLMC, or FNMA. In addition to the superior credit quality provided by the agency backing, the mortgage-backed securities portfolio also provides the Company with important interest rate risk management features.

   At June 30, 1998, the Bank had $256.2 million in CMOs and REMICSs, which comprise the largest component of the Bank's mortgage-backed securities. All of the securities are either backed by U.S agency obligations or have been issued by highly reputable financial institutions. In addition, all of the non-agency backed obligations had been rated in the highest rating category by at least one nationally recognized rating agency at the time of purchase. In addition, none of these securities have stripped principal and interest components and the Bank is positioned in priority tranches in all securities. The majority of these securities have been purchased using funds from short-term borrowings as part of reverse repurchase transactions, in which these securities act as collateral for the borrowed funds. As of June 30, 1998, the fair value of these securities equal or exceed their cost basis.

The second largest component of the Bank's mortgage-backed securities portfolio is a $56.7 million investment in fixed-rate balloon mortgage-backed securities which provide a return of principal and interest on a monthly basis, and have original maturities of between five to seven years, at which point the entire remaining principal balance is repaid (the ''balloon'' payment). In addition, the Bank has an investment in one year adjustable-rate mortgage-backed securities, which total $45.1 million. These securities are structured so that the interest rate received by the Company adjusts annually in tandem with changes in other short-term market interest rates, a feature which reduces the Company's exposure to interest rate risk. The remainder of the Company's mortgage-backed securities portfolio is split between a $7.4 million investment in seasoned pass-through certificates backed by GNMA, FNMA or FHLMC, with an average remaining maturity of 7 years, and $45.2 million in 15 or 30 year fixed rate FNMA or GNMA securities.

   GAAP requires that investments in equity securities that have readily determinable fair values and all investments in debt securities be classified in one of the following three categories and accounted for accordingly: trading securities, securities available for sale, or securities held to maturity. The Company had no securities classified as trading securities during the year ended June 30, 1998, and does not intend to trade securities. Unrealized gains and losses on available for sale securities are excluded from earnings and are reported as a separate component of stockholders' equity, net of deferred taxes. At June 30, 1998, the Company had $449.6 million of securities classified as available for sale which represented 27.68% of total assets at June 30, 1998. Given the size of the available for sale portfolio, future fluctuations in market values of these securities could result in fluctuations in the Company's stockholders' equity.

   The maturities on the Bank's fixed-rate mortgage-backed securities (balloons, seasoned GNMAs and FHLMCs) are relatively short as compared to the final maturities on its ARMs and CMO portfolios. Except for fixed rate mortgage backed securities acquired from Conestoga, which were generally classified as available for sale, the Company typically classifies purchased fixed rate mortgage-backed securities as held-to-maturity, and carries the securities at amortized cost. The Company is confident of its ability to hold these securities to final maturity. The Company typically classifies purchased ARMs and CMOs as available for sale, in recognition of the greater prepayment uncertainty associated with these securities, and carries these securities at fair market value.

The following table sets forth activity in the Company's mortgage-backed securities portfolio for the periods indicated.

                                                               For the Year Ended June 30,
                                                         ------------------------------------
                                                   1998                 1997                 1996
                                                ---------            ---------            ---------
                                                                     (In thousands)
Amortized cost at beginning of period            $306,164             $209,542              $90,543
Purchases/ Sales (net)                            193,086              137,889               20,743
Principal repayments                              (90,686)             (41,021)             (25,871)
Premium and discount amortization, net               (478)                (246)                (282)
Securities acquired in purchase of
  Conestoga <F1>                                       -                    -               124,409
                                                ---------            ---------            ---------
Amortized cost at end of period                  $408,086             $306,164             $209,542
                                                =========            =========            =========

<F1> Amount comprised of $9.9 million of FHLMC securities, $38.4 million of FNMA securities, $70.1 of GNMA securities, and $6.0 million of CMOs.

The following table sets forth the amortized cost and fair value of the Company's securities at the dates indicated.

                                                                               At June 30,
                                ------------------------------------------------------------------------
                                            1998                              1997                               1996<F1>
                                     ------------------------         -----------------------          ------------------------
                                Amortized Cost     Fair Value      Amortized Cost    Fair Value      Amortized Cost    Fair Value
                                     ---------     ---------          ---------        ---------        ---------      ---------
                                                                    (In thousands)
Mortgage-backed securities:
GNMA                                   $87,889      $89,706             $103,974        $106,431          $88,133          $88,562
FNMA                                    33,085       33,420               71,621          71,745           56,721           56,653
FHLMC                                   31,778       32,016               58,226          58,536           56,122           56,153
CMOs                                   255,334      256,176               72,343          72,500            8,566            8,589
                                     ---------     ---------           ---------       ---------        ---------        ---------
Total mortgage-backed
       securities                      408,086      411,318              306,164         309,212          209,542          209,957
                                     ---------     ---------           ---------       ---------        ---------        ---------
Investment securities:
U.S. treasury and agency                92,825       93,302              119,742         120,226          297,993          297,906
Other <F2>                              57,981       58,322               34,271          34,596           83,700           83,611
                                     ---------     ---------           ---------       ---------        ---------        ---------
Total investment securities            150,806      151,624              154,013         154,822          381,693          381,517
Equity securities                       10,425       12,675                4,912           5,889            2,977            3,205
Net unrealized gain <F2>                 5,069           -                 3,710              -               575               -
                                     ---------     ---------           ---------       ---------        ---------        ---------
Total securities, net                 $574,386     $575,617             $468,799        $469,923         $594,787         $594,679
                                     =========     =========           =========       =========        =========        =========

<F1>Includes $9.9 million of FHLMC securities, $38.4 million of FNMA securities, $70.1 million in GNMA securities, $6.0 million in CMOs, $119.1 million in agency obligations, and $51.7 million in corporate obligations acquired from Conestoga.
<F2>The net unrealized gain at June 30, 1998, 1997  and 1996 relates to available for sale securities in accordance with SFAS No. 115. The net unrealized gain is presented in order to reconcile the ''Amortized Cost'' of the Company's securities portfolio to the recorded value reflected in the Consolidated Statements of Condition.

   CORPORATE DEBT OBLIGATIONS. The Company invests in the short-term investment grade debt obligations of various corporations. Corporate debt obligations generally carry both a higher rate of return and a higher degree of credit risk than U.S. Treasury securities with comparable maturities. In addition, corporate securities are generally less liquid than comparable U.S. Treasury securities. In recognition of the additional risks associated with investing in these securities, the Company's investment policy limits new investments in corporate obligations to those companies which are rated single ''A'' or better by one of the nationally recognized rating agencies, and limits investments in any one corporate entity to the lesser of 1% of total assets or 15% of the Company's equity. At June 30, 1998, the Company's portfolio of corporate debt obligations totaled $49.2 million, or 3.03% of total assets.

The following table sets forth the amortized cost and fair value of the Company's securities, by accounting classification and by type of security, at the dates indicated.

                                                        At June 30,
                                   ------------------------------------------------------------------------
                                               1998                   1997                    1996<F1>
                                   ------------------------ ----------------------- ------------------------
                                 Amortized Cost    Fair Value      Amortized Cost    Fair Value    Amortized Cost     Fair Value
                                     ---------     ---------        ---------        ---------        ---------        ---------
                                                                    (In thousands)
Held-to-Maturity:
Mortgage-backed securities:
<F2>
Pass through securities                $46,714       $47,443             $78,388       $79,075          $52,580          $52,596
                                     ---------     ---------           ---------     ---------        ---------        ---------
Total mortgage-backed
       securities                       46,714        47,443              78,388        79,075          $52,580          $52,596
Investment securities <F3>              78,091        78,593             101,587       102,024           43,552           43,428
                                     ---------     ---------           ---------     ---------        ---------        ---------
Total Held-to Maturity                $124,805      $126,036            $179,975      $181,099          $96,132          $96,024
                                     =========     =========           =========     =========        =========        =========
Available-for-Sale:
Mortgage-backed securities:
Pass through securities               $106,038      $107,699            $155,433      $157,637         $148,396         $148,772
CMOs                                   255,334       256,176              72,343        72,500            8,566            8,589
                                     ---------     ---------           ---------     ---------        ---------        ---------
Total mortgage-backed
       securities                      361,372       363,875             227,776       230,137          156,962          157,361
Investment securities <F3> <F5>         72,715        73,031              52,426        52,798          338,141          338,089
Equity securities                       10,425        12,675               4,912         5,889            2,977            3,205
Net unrealized gain <F4>                 5,069            -                3,710            -               575               -
                                     ---------     ---------           ---------     ---------        ---------        ---------
Total Available-for-Sale              $449,581      $449,581            $288,824      $288,824         $498,655         $498,655
                                     =========     =========           =========     =========        =========        =========
Total securities, net                 $574,386      $575,617            $468,799      $469,923         $594,787         $594,679
                                     =========     =========           =========     =========        =========        =========

<F1> Includes $118.4 million of mortgage-backed  pass-through  securities,  $6.0 million in CMOs, and $170.8 million in investment securities acquired from Conestoga. Except, for $10.7 million of investment securities which were classified as held-to-maturity, all securities acquired were classified as available for sale.
<F2> Mortgage-backed securities include investments in CMOs and REMICs.
<F3> Includes corporate debt obligations.
<F4> The net unrealized gain at June 30,  1998,  1997   and  1996  relates  to
     available for sale securities in accordance with SFAS No. 115. The net unrealized gain is presented in order to reconcile the ''Amortized Cost'' of the Company's securities portfolio to the recorded value reflected in the Consolidated Statements of Condition.
<F5> Amount includes $125.0 million of investment securities (short-term agency obligations) which matured on July 1, 1996 in order to coincide with the refund of excess subscription proceeds received in the Company's initial public offering.

   The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of the Company's securities at June 30, 1998, by remaining period to contractual maturity. With respect to mortgage-backed securities, the entire amount is reflected in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments. Other than obligations of federal agencies and GSEs, the Company has no investments in securities issued by any one entity in excess of 10% of stockholders' equity at June 30, 1998.

                                                                                       At June 30, 1998
                                                         -------------------------------------------------------------------
                                                         Held-to-Maturity                                Available-for Sale
                                                         -------------------------------------------------------------------
                                                                          Weighted                                        Weighted
                                        Amortized                         Average        Amortized                        Average
                                          Cost           Fair Value        Yield           Cost           Fair Value      Yield
                                        --------         --------         ------         --------         --------        ------
                                                                           (Dollars In Thousands)
Mortgage-backed securities:
Due within 1 year                         $5,776           $5,779           5.95%          $2,879           $2,865          5.00%
Due after 1 year but within 5 years       16,830           16,979           6.79           17,634           17,780          6.82
Due  after  5  years  but within 10
   years                                  24,081           24,656           7.45            5,262            5,299          6.62
Due after ten years                           28               29           9.44          335,596          337,931          6.83
                                        --------         --------                        --------         --------
Total                                     46,715           47,443           7.03          361,371          363,875          6.81
                                        --------         --------                        --------         --------
U.S. Treasury and Agency:
Due within 1 year                          4,939            4,947           7.25            2,015            2,013          5.67
Due after 1 year but within 5 years       57,509           57,851           6.49           26,362           26,478          6.25
Due  after  5  years  but within 10
   years                                   2,000            2,013           6.13               -                -             -
Due after ten years                           -                -              -                -                -             -
                                        --------         --------                        --------         --------
Total                                     64,448           64,811           6.54           28,377           28,491          6.21
                                        --------         --------                        --------         --------
Corporate and Other
Due within 1 year                          4,284            4,286           7.54           18,419           20,667          5.56
Due after 1 year but within 5 years        8,059            8,183           6.31           32,704           32,923          6.74
Due  after  5  years  but within 10
   years                                   1,299            1,313           7.33            3,641            3,625          6.99
Due after ten years                           -                -              -               -                -              -
                                        --------         --------                        --------         --------
Total                                     13,642           13,782           6.79           54,764           57,214          6.36
                                        --------         --------                        --------         --------
Total:
Due within 1 year                         14,999           15,012           6.83           23,313           24,545          6.41
Due after 1 year but within 5 years       82,398           83,013           6.53           76,700           77,181          6.59
Due  after  5  years  but within 10
   years                                  27,380           27,982           7.34            8,903            8,924          7.00
Due after ten years                           28               29           9.44          335,596          337,931          7.06
                                        --------         --------                        --------         --------
Total                                   $124,805         $126,036           6.75%        $444,512         $449,581          6.93%
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

   DEPOSITS.   The Bank offers a variety of deposit  accounts having a range of interest  rates  and terms. The Bank presently offers savings  accounts,  money
market  accounts,  checking   accounts,   NOW   and  Super  NOW  accounts,  and
certificates of deposit. The flow of deposits is  influenced  significantly  by
general   economic  conditions,  changes  in  prevailing  interest  rates,  and competition from other financial institutions and investment products. The Bank has not used brokers to attract and retain deposits, relying instead on customer service, convenience and long-standing relationships with customers. Consequently, the communities in which the bank maintains branch offices have historically provided the Bank with nearly all of its deposits. At June 30, 1998, the Bank had deposit liabilities of $1.04 billion, up $74.9 million from June 30, 1997. Within total deposits, $60.3 million, or 5.8%, consisted of certificates of deposit with balances of $100,000 or greater. Individual Retirement
Accounts (''IRA's'')  totaled $111.9 million, or  10.8%  of  total deposits.

The following table presents the deposit activity of the Bank for the periods indicated.

                                                                       For the Year Ended June 30,
                                                                   ------------------------------------
                                                           1998                  1997                  1996
                                                        ---------             ---------             ---------
                                                                              (In thousands)
Deposits                                               $1,373,072            $1,702,024              $696,881
Withdrawals                                             1,340,838             1,729,025               718,534
                                                        ---------             ---------             ---------
Deposits (Withdrawals) in excess of withdrawals
   (deposits)                                              32,234               (27,001)              (21,653)
Deposits acquired in purchase of Conestoga <F1>                -                     -                394,250
Interest credited                                          42,713                40,282                22,676
                                                        ---------             ---------             ---------
Total increase in deposits                                $74,947               $13,281              $395,273
                                                        =========             =========             =========

<F1> Amount comprised of $216.3 million in certificate of deposits, $129.2 in savings accounts, $16.9 million in checking accounts, $30.8 million in money market accounts, and $954,000 in NOW and Super NOW accounts.

   At June 30, 1998 the Bank had $60.3 million in certificate of deposit accounts over $100,000 maturing as follows:

                                                                      Weighted
                                                                      Average
                                                Amount                 Rate
                                               ---------             ---------
                                                   (Dollars  In Thousands)
Maturity Period
Within three months                              $13,588                5.35%
After three but within six months                 10,499                5.44
After six but within twelve months                15,857                5.83
After 12 months                                   20,315                6.16
                                               ---------
Total                                            $60,259                5.76%
                                               =========

   The following table sets forth the distribution of the Bank's deposit accounts and the related weighted average interest rates at the dates indicated.

                                                                     At June 30,
                                   ------------------------------------------------------------------------------------------------
                                               1998                             1997                             1996
                                --------------------------------    -------------------------------   ---------------------------
                                            Percent    Weighted                 Percent    Weighted              Percent   Weighted
                                           of Total    Average                 of Total     Average              of Total   Average
                                Amount      Deposits     Rate        Amount    Deposits       Rate       Amount  Deposits     Rate
                                 ------      ------      ------      ------      ------      ------      ------     ------  ------
                                                                    (Dollars In Thousands)
Checking accounts               $37,039        3.57%        - %     $27,391        2.84%        - %     $27,684       2.91%     - %
NOW and Super NOW accounts       17,927        1.73       1.24       16,324        1.69       1.24       15,581       1.64    1.50
Money market accounts            30,567        2.94       3.09       33,530        3.48       2.96       45,948       4.84    3.04
Savings accounts                340,481       32.79       2.27      344,377       35.75       2.27      365,146      38.43    2.50
Certificates of deposit         612,328       58.97       5.84      541,773       56.24       5.61      495,755      52.18    5.50
                                 ------      ------                  ------      ------                  ------      -----
Totals                       $1,038,342      100.00%               $963,395      100.00%               $950,114     100.00%
                               ========      ======                  ======      ======                  ======     ======

   The following table presents, by interest rate ranges, the amount of certificate accounts outstanding at the dates indicated and the period to maturity of the certificate accounts outstanding at June 30, 1998.

                                             Period  to  Maturity  at  June 30,1998
                 ------------------------------------------------------------------------------
                                                                                           Total at June 30,
                           Less than       One to          Four to         Over Five       --------        --------      --------
Interest Rate Range       One Year       Three Years     Five Years         Years            1998           1997            1996
---------------            ---------       ---------       ---------       ---------       ---------      ---------      --------
                                                           (In Thousands)
4.00% and below                 $-                $1             $-             $-               $1            $12         $3,300
4.01% to 5.00%               134,653             500              -              -          135,153         84,854        204,826
5.01% to 6.00%               145,222          76,447          11,184            229         233,082        282,065        144,331
6.01% to 7.00%               125,058         100,481           5,665             -          231,204        158,528        116,545
7.01% and above                1,438          11,371              79             -           12,888         16,314         26,753
                           ---------       ---------       ---------       --------        --------       --------       --------
Total                       $406,371        $188,800         $16,928            229        $612,328       $541,773       $495,755
                           =========       =========       =========       ========        ========       ========       ========

   BORROWINGS. The Bank has been a member and shareholder of the FHLBNY since February 14, 1980. One of the privileges accorded FHLBNY shareholders is the ability to borrow money under various lending (''Advance'') programs at competitive interest rates. The Bank's total borrowing capacity at the FHLBNY at June 30, 1998 is in excess of $215.0 million. Included as part of the total borrowing capacity at the FHLBNY, the Bank has been approved for an ''Overnight Line of Credit'' of $50.0 million, and a $50.0 million ''One-Month Overnight Line of Credit,'' both priced at 0.125% over the prevailing federal funds rate.

        The Bank had borrowings (''Advances'') from the Federal Home Loan Bank of New York totaling $103.5 million and $63.2 million at June 30, 1998 and 1997, respectively. The average cost of FHLB advances was 6.04% and 5.79%, respectively, during the years ended June 30, 1998 and 1997, and the average interest rate on outstanding FHLBNY advances was 6.05% and 6.18%, respectively, at June 30, 1998 and 1997. At June 30, 1998, the Bank maintained in excess of $113.9 million of qualifying collateral (principally bonds and mortgage-backed securities), as defined by the FHLBNY, to secure such advances.

   Securities sold with agreement to repurchase totaled $256.6 million at June 30, 1998. The mortgage-backed securities sold with agreement to repurchase mature at various periods beginning in May, 2001. Borrowings under such reverse repurchase agreements involve the delivery of securities to broker-dealers who arrange the transactions. The securities remain registered in the name of the Bank, and are returned upon the maturities of the agreements. Funds to repay the Bank's securities sold with agreement to repurchase at maturity will be provided primarily by cash received from the maturing securities.

   Presented below is information concerning securities sold with agreements to repurchase and FHLB Advances for the years ended June 30, 1998, 1997 and 1996:

Securities Sold Under Agreements to Repurchase:
At or For the Year Ended June 30,


                                           ------------------------------------

                                                              1998                  1997                  1996
                                                            ---------             ---------             ---------
                                                                             (Dollars In Thousands)
Balance outstanding at end of period                        $256,601              $76,333               $11,998
Average interest cost at end of period                      5.74%                 5.69%                 6.00%
Average balance outstanding                                 145,676               32,374                $2,148
Average interest cost during the year                       5.95%                 5.73%                 7.13%
Carrying value of underlying collateral                     $267,469              $83,778               $13,433
Estimated market value of underlying collateral             268,991               84,172                $13,660
Maximum balance outstanding at month end during period      256,601               76,333                11,998

FHLB Advances:

                                                                     At or For the Year Ended June 30,
                                                                    ------------------------------------
                                                            1998                  1997                  1996
                                                            ---------             ---------             ---------
                                                                             (Dollars In Thousands)
Balance outstanding at end of period                        $103,505               $63,210               $15,710
Average interest cost at end of period                          6.05%                 6.18%                 5.40%
Average balance outstanding                                   86,709                20,121               $15,710
Average interest cost during the year                           6.04%                 5.79%                 5.40%
Maximum balance outstanding at month end during period       103,505                63,210               $15,710


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

   The Bank has six wholly-owned subsidiary corporations, five of which are directly owned. DSBW Preferred Funding Corp. is a direct subsidiary of Havemeyer Equities Inc., a direct subsidiary of the Bank. The following table presents an overview of the Bank's subsidiaries as of June 30, 1998. Havemeyer Investments Inc. began operations in September, 1997 and DSBW Preferred Funding and DSBW Residential Preferred Funding began operations in March, 1998.

     COMPANY                                         Year/ State of Incorporation      Primary Business Activities

Havemeyer Equities Inc.                              1977 / New York                   Ownership of DSBW Preferred Funding Corp.
Boulevard Funding Corp.                              1981 / New York                   Currently Inactive
Havemeyer Brokerage Corp. <F1>                       1983 / New York <F1>               Management of investment portfolio.
Havemeyer Investments Inc.                           1997 / New York                   Sale of annuity products
DSBW Preferred Funding Corp.                         1998 / Delaware                   Real Estate Investment Trust
DSBW Residential Preferred Funding Corp.             1998 / Delaware                   Real Estate Investment Trust

<F1> In April, 1997, Havemeyer Brokerage Corp., with aproval from the OTS, changed its corporate designation from a services corporation to an operating subsidiary. Prior to April, 1997, the primary business activities of Havemeyer Brokerage Corp. were the sale of annuity products.

PERSONNEL

As of June 30, 1998, the Company had 211 full-time employees and 83 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

FEDERAL, STATE AND LOCAL TAXATION

FEDERAL TAXATION

      General. The following is a discussion of material tax matters and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank was last audited for its taxable year ended December 31, 1988. For federal income tax purposes, the Company and the Bank will file separate income tax returns and will each report its resepective income on a June 30 fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts, discussed below.

      Tax Bad Debt Reserves. The Bank, as a "large bank" (one with assets having an adjusted basis of more than $500 million), is unable to make additions to its tax bad debt reserve, is permitted to deduct bad debts only as they occur and is required to recapture (i.e. take into income), over a multi-year period, a portion of the balance of its bad debt reserves as of June 30, 1997. Since the Bank has already provided a deferred income tax liability for this tax for financial reporting purposes, there was no adverse impact to the Bank's financial condition or results of operations from the enactment of the federal legislation that imposed such recapture. The recapture is suspended during the tax years ended June 30, 1997 and 1998, based upon the Bank's origination levels for certain residential loans which met the minimum levels required by the Small Business Job Protection Act of 1996, (the "1996 Act") to suspend recapture for that tax year.

      Distributions. To the extent that the Bank makes "non-dividend distributions" to shareholders, such distributions will be considered to result in distributions from the Bank's "base year reserve," i.e. its reserve as of June 30, 1998, to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

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

      CORPORATE ALTERNATIVE MINIMUM TAX. The Code imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Bank's AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). Under pending legislative proposals, for taxable years beginning after December 31, 1997, and before January 1, 2009, an environment tax of 0.12% of the excess of AMTI (with certain modifications) over $2 million would be imposed upon corporations, including the Bank, whether or not an AMT is paid.

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

   New York State (the "State") enacted legislation, which enables the Bank to avoid the recapture into income of the State tax bad debt reserves unless one of the following events occur: 1) the Bank's retained earnings represented by the reserve is used for purposes other than to absorb losses from bad debts, including dividends in excess of the Bank's earnings and profits or distributions in liquidation or in redemption of stock; 2) the Bank fails to qualify as a thrift as provided by the State tax law, or 3) there is a change in state tax law.

   The Bank's deduction with respect to non-qualifying loans must be computed under the Experience Method which is based on the Bank's actual charge-offs. Each year the Bank will review the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserves.

      The New York State tax rate for the 1998 calendar year is 10.53% (including a commuter transportation surcharge) of net income. In general, the Company will not be required to pay New York State tax on dividends and interest received from the Bank.

   CITY OF NEW YORK. The Bank and the Company are also subject to a similarly calculated New York City banking corporation tax of 9% on income allocated to New York City.

   New York City also enacted legislation which conformed its tax law regarding bad debt deductions to New York State's tax law.

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


REGULATION OF FEDERAL SAVINGS ASSOCIATIONS

   BUSINESS ACTIVITIES. The Bank derives its lending and investment powers from the Home Owner's Loan Act, as amended (''HOLA''), and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400% of an association's capital on the aggregate amount of loans secured by non-residential real estate property;
(c) a limit of 20% of an association's assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (d) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA); and (f) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

   LOANS TO ONE BORROWER. Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At June 30, 1998, the Bank's limit on loans to one borrower was $23.5 million. At June 30, 1998, the Bank's largest aggregate amount of loans to one borrower was $14.1 million and the second largest borrower had an aggregate balance of $13.6 million.

   QTL TEST. HOLA requires a savings association to meet a QTL test. A savings association may satisfy the QTL test by maintaining at least 65% of its ''portfolio assets'' in certain ''qualified thrift investments'' in at least nine months of the most recent twelve-month period. ''Portfolio assets'' means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) certain intangibles, including goodwill and credit card and purchased mortgage servicing rights, and (c) the value of property used to conduct the association's business. ''Qualified thrift investments'' includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, small business loans, education loans, and credit card loans. At June 30, 1998, the Bank maintained 95.5% of its portfolio assets in qualified thrift investments. The Bank had also satisfied the QTL test in each of the prior 12 months and, therefore, was a qualified thrift lender. A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986.

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

   CAPITAL REQUIREMENTS. The OTS regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, a leverage ratio requirement of 3% of core capital to such adjusted total assets, and a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-based assets. The OTS and the federal banking regulators have proposed amendments to their minimum capital regulations to provide that the minimum leverage capital ratio for a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating would be 3% and that the minimum leverage capital ratio for any other depository institution would be 4%, unless a higher capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies, to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset.

   Tangible capital is defined, generally, as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related earnings, minority interests in equity accounts of fully consolidated subsidiaries, less intangibles other than certain purchased mortgage servicing rights and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, and the allowance for possible loan losses. The OTS and other federal banking regulators adopted, effective October 1, 1998, an amendment to their risk-based capital guidelines that permits insured depository institutions to include in supplementary capital up to 45% of the pretax net unrealized holding gains on certain available-for-sale equity securities, as such gain are computed under the guidelines. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

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

      The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at June 30, 1998:

                                           Actual                     Minimum Capital Requirement
                                    Amount             Ratio            Amount             Ratio
                                   ---------         ---------        ----------        ----------
As of June 30, 1998:                               (Dollars In Thousands)
   Tangible                         $131,186             8.32%           $23,655              1.5%
   Core Capital                      131,186             8.32             47,309              3.0%
   Risk-based capital                141,885            16.58             68,472              8.0%

The following is a reconciliation of generally accepted accounting principles
(GAAP) capital to regulatory capital for the Bank:

                                                         At June 30, 1998
                                    -----------------------------------------------------------

                                    Tangible Capital      Core Capital      Risk-Based Capital
                                         ---------           ---------          ---------
                                                          (In Thousands)
GAAP capital                              $156,718            $156,718           $156,718
                                         ---------           ---------          ---------
Non-allowable assets:
Unrealized gain on available for
   sale securities                          (1,504)             (1,504)            (1,504)
Goodwill                                   (24,028)            (24,028)           (24,028)
General valuation allowance                     -                   -              10,699
                                         ---------           ---------          ---------
Regulatory capital                         131,186             131,186            141,885
Minimum capital requirement                 23,655              47,309             68,472
                                         ---------           ---------          ---------
Regulatory capital excess                 $107,531             $83,877            $73,413
                                         =========           =========          =========

   LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations currently impose limitations upon capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital. At least 30-days written notice must be given to the OTS of a proposed capital distribution by a savings association, and capital distributions in excess of specified earnings or by certain institutions are subject to approval by the OTS. An association that has capital in excess of all fully phased-in regulatory capital requirements before and after a proposed capital distribution and that is not otherwise restricted in making capital distributions, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (a) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its ''surplus capital ratio'' (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (b) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. The OTS has proposed amendments of its capital distribution regulations to reduce regulatory burdens on savings associations. If adopted as proposed, certain savings associations will be permitted to pay capital distributions within the amounts described above for Tier 1 institutions without notice to, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Bank, will continue to have to file a notice unless the specific capital distribution requires an application. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described above. See '' - Prompt Corrective Regulatory Action.''

   LIQUIDITY. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the month ended June 30, 1998 was 14.2% which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

   ASSESSMENTS. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report. The Bank's assessment expense during the year ended June 30, 1998 totaled $350,000. The OTS has proposed amendments to its regulations that are intended to assess savings associations on a more equitable basis. The proposed regulations would base the assessment for an individual savings association on three components: the size of the association, on which the basic assessment would be based; the association's supervisory condition, which would result in percentage increases for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which would result in percentage increases for a savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion. In order to avoid a disproportionate impact upon the smaller savings institutions, the OTS is proposing to permit the portion of the assessment based on asset size either under the current regulations or under amended regulations. Management believes that, assuming the proposed regulations are adopted as proposed, any changes in the rate of OTS assessments will not be material.

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

   TRANSACTIONS WITH RELATED PARTIES. The Bank's authority to engage in transactions with its ''affiliates'' is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (''FRA''). In general, an affiliate of the Bank is any company that controls the Bank or any other company that is controlled by a company that controls the Bank, excluding the Bank's subsidiaries other than those that are insured depository institutions. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B, but the Federal Reserve Bank has proposed treating any subsidiary of a bank that is engaged in activities not permissible for bank holding companies under the BHCA as an affiliate for
purposes  of  Sections  23A  and  23B.   The OTS regulations  prohibit  a
savings association (a) from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act (''BHC Act'') and (b) from purchasing the securities of any affiliate other than a subsidiary.
Section 23A limits the aggregate amount of transactions  with  any individual affiliate to 10% of the capital and surplus of the savings association and also limits the aggregate amount of transactions with all affiliates to 20% of the savings association's capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies.

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

   STANDARDS FOR SAFETY AND SOUNDNESS. Pursuant to the requirements of the FDI Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 (''Community Development Act''), the OTS, together with the other federal bank regulatory agencies, have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and
unsound practice and describe compensation  as  excessive  when  the   amounts
paid   are  unreasonable  or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the OTS adopted regulations pursuant that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the ''prompt corrective action'' provisions of FDICIA. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

   The Funds Act also amended the FDIA to recapitalize the SAIF and to expand the assessment base for the payments of FICO bonds. Beginning January 1, 1997, the assessment base included the deposits of both BIF and SAIF-insured institutions. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. For the semi-annual period beginning on July 1, 1997, the rates of assessment for FICO bonds are 0.0126% for BIF-assessable deposits and 0.0630% for SAIF-assessable deposits. For the semi-annual period beginning July 1, 1998, the rates of assessment for the FICO bonds is 0.0122% for BIF-assessable deposits and 0.0610 for SAIF-assessable deposits.

   FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLBNY, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLBNY, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or one-twentieth{ }of its advances (borrowings) from the FHLBNY. The Bank was in compliance with this requirement with an investment in FHLB stock at June 30, 1998, of $10.8 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. The FHLBNY paid dividends on the capital stock of $663,485, $503,027, and $332,964 and during the years ended June 30, 1998, 1997 and 1996, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of FDICIA and the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (''FIRREA'') on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Bank.

   FEDERAL RESERVE SYSTEM. The Bank is subject to provisions of the FRA and the FRB's regulations pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $47.8 million. The amount of aggregate transaction accounts in excess of $47.8 million are currently subject to a reserve ratio of 10%, which ratio the FRB may adjust between 8% and 12%. The FRB regulations currently exempt $4.7 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve ''discount window,'' but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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


                                           Leased or          Date Leased or     Lease Expiration       Net Book Value at
                                              Owned            Acquired               Date                 June 30, 1998
                                           --------           --------           ------------                 ------------
ADMINISTRATIVE OFFICE                        Owned               1989               -                           $3,768,537
   275 South 5{th} Street
   Brooklyn. New York  11211
MAIN OFFICE                                  Owned               1906               -                             $592,604
   209 Havemeyer Street
   Brooklyn, New York  11211
AVENUE M BRANCH                              Owned               1993               -                             $503,415
   1600  Avenue  M at East 16th Street
   Brooklyn, New York  11230
BAYSIDE BRANCH                              Leased               1974               May, 2004                      $51,480
   61-38 Springfield Boulevard
   Bayside, New York  11364
BELLMORE BRANCH                              Owned               1973               -                             $502,889
   2412 Jerusalem Avenue
   Bellmore, New York  11710
BENSONHURST BRANCH                           Owned               1978               -                           $1,099,003
   1545 86th Street
   Brooklyn, New York  11228
BRONX BRANCH <F1>                           Leased               1965               October, 2006                 $102,987
   1931 Turnbull Avenue
   Bronx, New York  10473
GATES AVENUE BRANCH                          Owned               1905               -                             $271,651
   1012 Gates Avenue
   Brooklyn, New York  11221
HELP CENTER                                 Leased               1998               May, 2003                     $181,940
   1379 Jerusalem Avenue
   Merrick, New York   11566
HILLCREST BRANCH                            Leased               1971               May, 2001                      $62,580
   176-47 Union Turnpike
   Flushing, New York  11366
KINGS HIGHWAY BRANCH                         Owned               1976               -                             $867,694
   1902-1904 Kings Highway
   Brooklyn, New York  11229
MARINE PARK BRANCH                           Owned               1993               -                             $858,654
   2172 Coyle Street
   Brooklyn, NY  11229
MERRICK BRANCH                               Owned               1960               -                             $242,547
   1775 Merrick Avenue
   Merrick, New York  11566
PORT WASHINGTON BRANCH                       Owned               1971               -                             $477,166
   1000 Port Washington Boulevard
   Port Washington, New York 11050
WESTBURY BRANCH <F2>                          <F3>               1994               -                             $568,439
   622 Old Country Road
   Westbury, New York  11590
WHITESTONE BRANCH                            Owned               1979               -                             $818,060
   24-44 Francis Lewis Boulevard
   Whitestone, New York  11357

<F1> The Bank has an option to extend this lease for an additional ten year term at fair market rent, as determined by the agreement of the parties or, if the parties cannot agree, by arbitration
<F2> This branch office opened April 29, 1995.
<F3> Building owned, land leased.   Lease expires in October, 2003.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                    PART II

ITEM 5- MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Information regarding the market for the Company's common stock and related stockholder matters appears in the 1998 Annual Report under the caption "Market for the Company's Common Stock and Related Stockholder Matters," and is incorporated herein by this reference.

ITEM 6. - SELECTED FINANCIAL DATA

Information regarding selected financial data appears in the 1998 Annual Report to Shareholders for the year ended June 30, 1998 ("1998 Annual Report") under the caption "Financial Highlights," and is incorporated herein by this reference.

ITEM 7. -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information regarding management's discussion and analysis of financial condition and results of operations appears in the 1998 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by this reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information regarding market risk appears in the 1998 Annual Report to Shareholders under the caption "Discussion of Market Risk" and is incorporated herein by reference.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information regarding financial statements and supplementary data, including the Independent Auditors' Report appears in the 1998 Annual Report under the captions:
"Independent Auditors' Report," "Consolidated Statements of Financial Condition
   at June 30, 1998 and 1997,"
"Consolidated Statements of Operations for each of the years in the three year period ended June 30, 1998,"
"Consolidated Statements of Stockholders' Equity  for each of the years in the three year period ended
June 30, 1998," "Consolidated Statements of Cash Flows for each of the years in the three year period ended
June 30,1998,"and "Notes to Consolidated Financial Statements," and is incorporated herein by this reference.

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   Information regarding directors and executive officers of the Company is presented under the headings "Proposal 1 - Election of Directors - General, "- Information as to Nominees and Continuing Directors,""- Nominees for Election as Director," "-Continuing Directors," "-Meetings and Committees of the Board of Directors," "-Executive Officers," "-Directors' Compensation," "-Executive Compensation," and "-Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on November 13, 1998 (the "Proxy Statement") which will be filed with the SEC within 120 days of June 30, 1998, and is incorporated herein by reference.


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

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

      The following consolidated financial statements and schedules of the Company, and the independent auditors' report thereon are included in the Company's Annual Report to Shareholders for the year ended June 30, 1998, and are incorporated herein by reference:

      Independent Auditors' Report
      Consolidated Statements of Financial Condition at June 30, 1998 and 1997 Consolidated Statements of Operations for each of the years in the three year period ended June 30, 1997
      Consolidated Statements of Stockholders' Equity  for each of the years in the three year period ended June 30, 1998
      Consolidated Statements of Cash Flows for each of the years in the three year period ended June 30,1998
      Notes to Consolidated Financial Statements
      Quarterly Results of Operations (Unaudited) for each of the years in the two year period ended June 30, 1998

      The remaining information appearing in the 1998 Annual Report is not deemed to be filed as a part of this report, except as expressly provided herein.

  2. Financial Statement Schedules

   Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K filed during the quarter ended June 30, 1997
      On April 9, 1998, the Company filed a Current Report on Form 8-K regarding the adoption of a Shareholders Rights Plan.

(c) Exhibits Required by Item 601 of Securities and Exchange Commission Regulation S-K:

EXHIBIT
NUMBER
------------
2.1. Agreement and Plan of Merger, dated as of July 18, 1998, by and between Dime Community Bancshares, Inc. and Financial Bancorp, Inc. <F4>
3.1  Certificate of Incorporation of Dime Community Bancshares, Inc.
3.2  Bylaws of Dime Community Bancshares, Inc.
4.1  Certificate of Incorporation of Dime Community Bancshares, Inc. (See
        Exhibit 3.1 hereto).
4.2  Bylaws of Dime Community Bancshares, Inc. (See Exhibit 3.2 hereto).
4.3  Draft Stock Certificate of Dime Community Bancshares, Inc.
4.4 Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock <F3>
4.5 Rights Agreement, dated as of April 9, 1998, between Dime Community Bancorp, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent <F3>
4.6  Form of Rights Certificate <F3>
4.7 Stock Option Agreement, dated as of July 18, 1998, by and between Dime Community Bancshares, Inc. and Financial Bancorp, Inc. <F4>
10.5 Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Vincent F. Palagiano <F1>
10.6 Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Michael P. Devine <F1>
10.7 Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Kenneth J. Mahon <F1>
10.8  Employment Agreement between Dime Community Bancorp, Inc. and Vincent
        F. Palagiano <F1>
10.9  Employment Agreement between Dime Community Bancorp, Inc. and Michael
        P. Devine <F1>
10.10 Employment Agreement between Dime Community Bancorp, Inc. and Kenneth J. Mahon <F1>
10.11 Form of Employee Retention Agreements by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain executive officers <F1>
10.17 The Benefit Maintenance Plan of Dime Community Bancorp, Inc. <F2>
10.18 Severance Pay Plan of The Dime Savings Bank of Williamsburgh <F1>
10.1 Retirement Plan for Board Members of Dime Community Bancorp, Inc. <F1>
10.2 Dime Community Bancorp, Inc. Stock Option Plan for Outside Directors , Officers and Employees, as amended by amendments number 1 and 2. <F2>
10.3 Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc., as amended by amendments number 1 and 2. <F2>
10.4 Form of stock option agreement for Outside Directors under Dime Community Bancorp, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees. <F2>
10.5 Form of stock option agreement for officers and employees under Dime Community Bancorp, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees <F2>
10.6 Form of award notice for outside directors under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc. <F2>
10.7 Form of award notice for officers and employees under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc. <F2>
11.0 Statement Re:  Computation of Per Share Earnings
13.1 1998 Annual Report to Shareholders
21.1 Subsidiaries of the Registrant

27.1 Financial Data Schedule (EDGAR filing only)
[FN]
<F1> Incorporated by reference to Exhibits to the Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and filed on September 26, 1996.
<F2> Incorporated by reference to the registrant's Annual Report of Form 10K for the fiscal year ended June 30, 1997, and filed on September 26, 1997.
<F3> Incorporated by refence to the registrant's Current  Report  on  Form  8-K dated April 9, 1998, and filed on April 16, 1998.
<F4> Incorporated by reference to the registrant's Current Report on Form 8-K, dated July 18, 1998, and filed on July 20, 1998, and amended in July 27,1998.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, as amended, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on September 28, 1998.

                                   Dime Community Bancshares, Inc.


               By:                     /s/ VINCENT F. PALAGIANO
                                       -----------------------------
                                        Vincent F. Palagiano
                                        Chairman of the Board
                                          and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.


              NAME                              TITLE                           DATE

/s/ VINCENT F. PALAGIANO          Chairman of the Board and Chief         September 28,1998
Vincent F. Palagiano              Executive Officer (Principal
                                  executive officer)

/s/ MICHAEL P. DEVINE             President and Chief Operating          September 28, 1998
Michael P. Devine                 Officer and Director

/s/ KENNETH J. MAHON              Executive Vice President,              September 28, 1998
Kenneth J. Mahon                  Secretary and Chief Financial
                                  Officer (Principal financial
                                  officer)

/s/ ANTHONY BERGAMO               Director                               September 28, 1998
Anthony Bergamo

/s/ GEORGE L. CLARK, JR.          Director                               September 28, 1998
George L. Clark, Jr.

/s/ STEVEN D. COHN                Director                               September 28, 1998
Steven D. Cohn

/s/ PATRICK E. CURTIN             Director                               September 28, 1998
Patrick E. Curtin

/s/ JOSEPH H. FARRELL             Director                               September 28, 1998
Joseph H. Farrell

/s/ FRED P. FEHRENBACH            Director                               September 28, 1998
Fred P. Fehrenbach

/s/ JOHN J. FLYNN                 Director                               September 28, 1998
John J. Flynn

/s/ MALCOLM T. KITSON             Director                               September 28, 1998
Malcolm T. Kitson

/s/ STANLEY MEISELS               Director                               September 28, 1998
Stanley Meisels

/s/ LOUIS V. VARONE               Director                               September 28, 1998
Louis V. Varone

                                       -44-