Form 10-Q
period 1998-09-30
DIME COMMUNITY BANCSHARES INC
filed 1998-11-13
CIK 1005409

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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
(1)  YES  X    NO ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASSES OF COMMON STOCK     NUMBER OF SHARES OUTSTANDING, OCTOBER 31, 1998

           $.01 Par Value                        11,596,508

                                  PART I - FINANCIAL INFORMATION

                                                                          PAGE
Item 1.     Financial Statements
            Consolidated  Statements of Condition at September 30, 1998
           (Unaudited) and June 30, 1998                                     3
            Consolidated Statements of Operations for the Three months
            Ended September 30, 1998 and 1997 (Unaudited)                    4
            Consolidated Statements of Changes in Stockholders' Equity
            for the Three months Ended September 30, 1998 (Unaudited)        5
            Consolidated Statements of Cash Flows for the Three months
            Ended September 30, 1998 and 1997 (Unaudited)                    6
            Notes to Consolidated Financial Statements (Unaudited)         7-8
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     9-21
Item 3      Quantitative  and  Qualitative  Disclosure  About  Market  Risk 21

                                  PART II - OTHER INFORMATION
Item 1.     Legal Proceedings                                               22
Item 2.     Changes in Securities and Use of Proceeds                       22
Item 3.     Defaults Upon Senior Securities                                 22
Item 4.     Submission of Matters to a Vote of Security Holders             22
Item 5.     Other Information                                               22
Item 6.     Exhibits and Reports on Form 8-K                                22
            Signatures                                                      23
            Exhibits


EXPLANATORY NOTE: This Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," anticipate," "should," "planned," "estimated" and "potential". Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, and legislative and regulatory conditions, or the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments.

                                         -3-
DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                        AT SEPTEMBER 30,
                                                                                             1998                     AT JUNE 30,
                                                                                          (UNAUDITED)                     1998
                                                                                       -------------------          ---------------
ASSETS:
Cash and due from banks                                                                           $13,000                  $16,266
Investment securities held to maturity (estimated market value of $65,893
    and $78,593 at September 30, 1998 and June 30, 1998, respectively)                             65,093                   78,091
Investment securities available for sale:
    Bonds and notes (amortized cost of $82,530 and $72,715 at September 30,
    1998 and June 30, 1998, respectively)                                                          84,067                   73,031
Marketable equity securities (historical cost of $8,902 and $10,425 at
    September 30, 1998 and June 30, 1998, respectively)                                             9,654                   12,675
Mortgage backed securities held to maturity (estimated market value of
    $40,951 and $47,443 at September 30, 1998 and June 30, 1998, respectively)                     40,113                   46,714
Mortgage backed securities available for sale (amortized cost of $415,947
    and $361,372 at September 30, 1998 and June 30, 1998, respectively)                           420,539                  363,875
Federal funds sold                                                                                 24,732                    9,329
Loans:
   Real estate                                                                                  1,020,002                  943,864
   Other loans                                                                                      5,647                    5,716
   Less: Allowance for loan losses                                                                (11,991)                 (12,075)
                                                                                       -------------------          ---------------
   Total loans, net                                                                             1,013,658                  937,505
                                                                                       -------------------          ---------------
Loans held for sale                                                                                    -                       541
Premises and fixed assets                                                                          10,810                   10,742
Federal Home Loan Bank of New York Capital Stock                                                   15,966                   10,754
Other real estate owned, net                                                                          536                      825
Goodwill                                                                                           23,427                   24,028
Receivable for securities sold                                                                         -                    18,008
Other assets                                                                                       22,062                   21,542
                                                                                       -------------------          ---------------
TOTAL ASSETS                                                                                   $1,743,657               $1,623,926
                                                                                       ===================          ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Due to depositors                                                                              $1,025,135               $1,038,342
Escrow and other deposits                                                                          16,787                   15,395
Securities sold under agreements to repurchase                                                    306,442                  256,601
Federal Home Loan Bank of New York advances                                                       167,500                  103,505
Payable for securities purchased                                                                   30,881                   12,062
Accrued postretirement benefit obligation                                                           2,738                    2,721
Other liabilities                                                                                  14,100                    8,951
                                                                                       -------------------          ---------------
TOTAL LIABILITIES                                                                               1,563,583                1,437,577
                                                                                       -------------------          ---------------
STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par, 9,000,000 shares authorized,
   none outstanding at September 30, 1998 and June 30, 1998)                                           -                        -
Common stock ($0.01 par, 45,000,000 shares authorized, 14,551,100 shares issued at September 30, 1998 and June 30, 1998, respectively, and 11,714,008 shares and 12,176,513 shares outstanding at September 30, 1998 and June 30, 1998,
   respectively)                                                                                      145                      145
Additional paid-in capital                                                                        143,676                  143,322
Retained earnings (substantially restricted)                                                      108,015                  105,158
ACCUMULATED OTHER COMPREHENSIVE INCOME:
   Unrealized gain on securities availble for sale, net of deferred taxes                           3,880                    2,763
LESS:
   Unallocated common stock of Employee Stock Ownership Plan                                       (8,884)                  (9,175)
   Unearned common stock of Recognition and Retention Plan                                         (7,149)                  (6,963)
   Common stock held by Benefit Maintenance Plan                                                     (831)                    (431)
   Treasury stock, at cost (2,837,092 shares and 2,374,587 shares at
   September 30, 1998 and June 30, 1998, respewctively)                                           (58,778)                 (48,470)
                                                                                       -------------------          ---------------
TOTAL STOCKHOLDERS' EQUITY                                                                        180,074                  186,349
                                                                                       -------------------          ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $1,743,657               $1,623,926
                                                                                       ===================          ===============

See notes to consolidated financial statements

                                         -4-
DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                               FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                                                       1998                     1997
                                                                                   ------------            ------------
INTEREST INCOME:
Loans secured by real estate                                                           $19,929                  $16,269
Other loans                                                                                127                      129
Investment securities                                                                    2,399                    2,684
Mortgage-backed securities                                                               6,852                    5,193
Federal funds sold                                                                         276                      453
                                                                                   ------------            ------------
   TOTAL INTEREST  INCOME                                                               29,583                   24,728
                                                                                   ------------            ------------
INTEREST EXPENSE:
Deposits  and escrow                                                                    10,880                   10,332
Borrowed funds                                                                           6,103                    2,370
                                                                                   ------------            ------------
   TOTAL INTEREST EXPENSE                                                               16,983                   12,702
                                                                                   ------------            ------------
      NET INTEREST INCOME                                                               12,600                   12,026
PROVISION FOR LOAN LOSSES                                                                   60                      525
                                                                                   ------------            ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                     12,540                   11,501
                                                                                   ------------            ------------
NON-INTEREST INCOME:
Service charges and other fees                                                             543                      634
Net gain on sales and redemptions of securities and
    other assets                                                                           244                       15
Net gain on sales of loans                                                                  18                       18
Other                                                                                      449                      314
                                                                                   ------------            ------------
   TOTAL NON-INTEREST INCOME                                                             1,254                      981
                                                                                   ------------            ------------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                                           2,796                    2,587
ESOP and RRP compensation expense                                                        1,131                    1,206
Occupancy and equipment                                                                    560                      742
FEDERAL DEPOSIT INSURANCE PREMIUMS                                                          89                       86
DATA PROCESSING COSTS                                                                      311                      280
(CREDIT) PROVISION FOR LOSSES ON OTHER REAL ESTATE OWNED                                    (2)                      55
GOODWILL AMORTIZATION                                                                      601                      601
OTHER                                                                                    1,206                    1,189
                                                                                   ------------            ------------
   TOTAL NON-INTEREST EXPENSE                                                            6,692                    6,746
                                                                                   ------------            ------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                             7,102                    5,736
INCOME TAX EXPENSE                                                                       3,119                    2,898
                                                                                   ------------            ------------
        NET INCOME                                                                       3,983                    2,838
                                                                                   ============            ============
EARNINGS PER SHARE:
   BASIC                                                                                 $0.38                    $0.25
                                                                                   ============            ============
   DILUTED                                                                               $0.35                    $0.23
                                                                                   ============            ============
STATEMENT OF COMPREHENSIVE INCOME:
   Net Income                                                                           $3,983                   $2,838
   Change in unrealized gain on securities available for sale, net of
     deferred taxes                                                                      1,117                      945
                                                                                   ------------            ------------
Total comprehensive income                                                              $5,100                   $3,783
                                                                                   ============            ============

See notes to consolidated financial statements
                                         -5-
DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (IN THOUSANDS)

                                                                          FOR THE THREE
                                                                           MONTHS ENDED
                                                                        SEPTEMBER 30, 1998
                                                                 ---------------------------
COMMON STOCK (PAR VALUE $0.01):
Balance at beginning of period                                                         $145
                                                                 ---------------------------
Balance at end of period                                                                145
                                                                 ---------------------------
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period                                                      143,322
Amortization of excess fair value over cost - ESOP stock                                354
                                                                 ---------------------------
Balance at end of period                                                            143,676
                                                                 ---------------------------
RETAINED EARNINGS:
Balance at beginning of period                                                      105,158
Net income for the period                                                             3,983
Cash dividends declared and paid                                                     (1,126)
                                                                 ---------------------------
Balance at end of period                                                            108,015
                                                                 ---------------------------
UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE, NET:
Balance at beginning of period                                                        2,763
Change in unrealized gain on securities available for sale
   during the period, net of deferred taxes                                           1,117
                                                                 ---------------------------
Balance at end of period                                                             $3,880
                                                                 ---------------------------
EMPLOYEE STOCK OWNERSHIP PLAN:
Balance at beginning of period                                                       (9,175)
Amortization of earned portion of ESOP stock                                            291
                                                                 ---------------------------
Balance at end of period                                                             (8,884)
                                                                 ---------------------------
RECOGNITION AND RETENTION PLAN:
Balance at beginning of period                                                       (6,963)
Common stock acquired by RRP                                                           (672)
Amortization of earned portion of RRP stock                                             486
                                                                 ---------------------------
Balance at end of period                                                             (7,149)
                                                                 ---------------------------
BENEFIT MAINTENANCE PLAN:
Balance at beginning of period                                                       (6,963)
Common stock acquired by RRP                                                           (672)
Amortization of earned portion of RRP stock                                             486
                                                                 ---------------------------
Balance at end of period                                                             (7,149)
                                                                 ---------------------------
TREASURY STOCK:
Balance at beginning of period                                                      (48,470)
Purchase of 468,000 shares, at cost                                                 (10,308)
                                                                 ---------------------------
Balance at end of period                                                            (58,778)
                                                                 ---------------------------

See notes to consolidated financial statements

                                         -6-
DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                                                  1998                   1997
                                                                                         --------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                     (In THOUSANDS)
Net Income                                                                                            $3,983                $2,838
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net (gain) loss on investment and mortgage backed securities sold                                       (138)                   11
Net gain on investment and mortgage backed securities called                                              -                     (9)
Net gain on sale of loans held for sale                                                                  (18)                  (18)
Net depreciation and amortization (accretion)                                                            331                   260
ESOP and RRP compensation expense                                                                      1,131                 1,206
Provision for loan losses                                                                                 60                   525
Goodwill amortization                                                                                    601                   601
Decrease (increase) in loans held for sale                                                               559                   117
Increase in other assets and other real estate owned                                                    (927)                 (459)
Increase in accrued postretirement benefit obligation                                                     17                    43
Decrease in receivable for securities sold                                                            18,008                    -
Increase in payable for securities purchased                                                          18,819                    -
Increase in other liabilities                                                                          5,147                 1,653
                                                                                         --------------------  --------------------
Net cash provided by operating activities                                                             47,573                 6,768
                                                                                         --------------------  --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in Federal funds sold                                                        (15,403)              (18,658)
Proceeds from  maturities of investment securities held to maturity                                    1,000                 2,215
Proceeds from  maturities of investment securities available for sale                                    500                 3,500
Proceeds from calls of investment securities held to maturity                                         12,500                17,500
Proceeds from calls of investment securities available for sale                                           -                  2,000
Proceeds from sales of investment securities available for sale                                        7,599                 5,023
Proceeds from sales of mortgage backed securities available for sale                                      -                 12,382
Purchases of investment securities held to maturity                                                       -                (26,574)
Purchases of investment securities available for sale                                                (16,794)               (4,440)
Purchases of mortgage backed securities held to maturity                                                  -                     -
Purchases of mortgage backed securities available for sale                                           (81,282)              (30,014)
Principal collected on mortgage backed securities held to maturity                                     6,580                 3,824
Principal collected on mortgage backed securities available for sale                                  26,633                 7,544
Net increase in loans                                                                                (76,213)              (50,357)
Cash disbursed in acquisition of Conestoga Bancorp, net of cash acquired                                  -                     -
Purchases of fixed assets                                                                               (264)                  (87)
Purchase of Federal Home Loan Bank stock                                                              (5,212)                   -
                                                                                         --------------------  --------------------
Net cash used in investing activities                                                               (140,356)              (76,142)
                                                                                         --------------------  --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in due to depositors                                                         (13,205)               34,313
Net increase in escrow and other deposits                                                              1,392                 2,278
Proceeds from Federal Home Loan Bank of New York Advances                                             63,995                12,795
Increase in securities sold under agreements to repurchase                                            49,841                23,186
Cash dividends paid                                                                                   (1,126)                   -
Purchase of common stock by the Recognition and Retention Plan                                            -                     -
Purchase of common stock by Benefit Maintenance Plan and RRP                                          (1,072)                   -
Purchase of treasury stock                                                                           (10,308)               (8,928)
                                                                                          -------------------       ---------------
Net Cash provided by financing activities                                                             89,517                63,644
                                                                                          -------------------      ----------------
DECREASE IN CASH AND DUE FROM BANKS                                                                   (3,266)               (5,730)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                                          16,266                19,198
                                                                                          -------------------      ----------------
CASH AND DUE FROM BANKS, END OF PERIOD                                                               $13,000               $13,468
                                                                                          ===================      ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes                                                                               682                 1,674
                                                                                          ===================      ================
Cash paid for interest                                                                                16,462                12,486
                                                                                          ===================      =================
Transfer of loans to Other real estate owned                                                              27                   338
                                                                                          ===================      =================
Change in unrealized gain on available for sale securities, net of deferred taxes                      1,117                   945
                                                                                          ===================      =================

 See Notes to consolidated financial statements

                                         -7-
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1.   NATURE OF OPERATIONS

Dime Community Bancshares, Inc. (the "Company") is a Delaware corporation organized in December, 1995 at the direction of the Board of Directors of The Dime Savings Bank of Williamsburgh (the "Bank"), a federally chartered savings bank, for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion from a federal mutual savings bank to a federal stock savings bank form (the "Conversion") on June 26, 1996, in exchange for $76.4 million (54%) of the net proceeds of the offering of 14,547,500 shares of the Company's common stock (the "Offering"). Presently, the only significant assets of the Company are the capital stock of the Bank, the Company's loan to the ESOP, and short-term investment securities.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of September 30, 1998, the results of operations for the three-month periods ended September 30, 1998 and 1997, cash flows for the three months ended September 30, 1998 and 1997, and changes in stockholders' equity for the three months ended September 30, 1998. The results of operations for the three-month periods ended September 30, 1998, are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended June 30, 1998 and notes thereto of the Company.


3.   TREASURY STOCK

During the three months ended September 30, 1998, the Company repurchased 462,505 shares of its common stock into treasury. The average price of the treasury shares acquired was $22.29 per share, and all shares have been recorded at the acquisition cost.

                                         -8-
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1. EARNINGS PER SHARE

The Company recently adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share'' ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share. SFAS 128 is applicable to all U.S. entities with publicly held common stock or potential common stock, and requires disclosure of basic earnings per share and diluted earnings per share, for entities with complex capital structures, on the face of the income statement, along with a reconciliation of the numerator and denominator of basic and diluted earnings per share. SFAS 128 replaces APB Opinion No. 15 ("APB 15"), issued by the American Institute of Certified Public Accountants in 1971, as the authoritative guidance for calculation and disclosure of earnings per share, but does not amend the provisions of SOP 93-6 related to the inclusion of allocated and unallocated Employee Stock Ownership Plan ("ESOP") shares when calculating average shares outstanding. As a result, consistent with the calculations of average shares outstanding performed under APB 15, unallocated ESOP shares are not included in average shares outstanding under SFAS 128. As required by SFAS 128, all prior periods were restated.

2. COMPREHENSIVE INCOME

The Company recently adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires all items that are components of "comprehensive income" to be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as "the change in equity, or net assets, of a business enterprise during a period from which transactions and other events and circumstances from non-owner sources." It includes all changes in equity during a period except those resulting from investments by owners and distribution to owners. The Company adopted the provisions of SFAS 130 during the quarter ended September 30, 1998, and as such was required to (a) classify items of other comprehensive income by their nature in a financial statement; (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition, and (c) reclassify prior periods presented. As the requirements of SFAS 130 are disclosure only, its implementation had no impact upon the Company's financial condition or results of operations.

                                         -9-
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

   Dime Community Bancshares, Inc. (the "Company") is a Delaware corporation and parent corporation of The Dime Savings Bank of Williamsburgh (the "Bank"), a federally chartered stock savings bank.

   The Company was organized in December, 1995 at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank issued in the conversion of the Bank from a federal mutual savings bank to a federal stock savings bank (the "Conversion"). In connection with the Conversion, the Company issued 14,547,500 shares (par value $0.01) of common stock at a price of $10.00 per share. The Company had no operations prior to June 26, 1996.

PROPOSED ACQUISITION OF FINANCIAL BANCORP, INC.

   On July 18, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Financial Bancorp, Inc. ("Financial Bancorp"), pursuant to which Financial Bancorp will be merged into the Company. The Merger Agreement provides that each outstanding share of common stock, par value $0.01 per share, of Financial Bancorp ("Financial Bancorp Common Stock") will be converted into the right to receive, at the election of the holder thereof, either shares of common stock, par value $0.01 per share, of the Company ("Company Common Stock") or cash subject to the election, allocation and proration procedures set forth in the Merger Agreement. If the Company's average closing price for the ten-day period ending ten days prior to the anticipated closing of the Merger (the "Average Closing Price") is between $22.95 and $31.05, then the value of the consideration per share to be received by Financial Bancorp stockholders, whether in the form of stock or cash, will be $40.50, and 50% of the total consideration to be paid to Financial Bancorp's stockholders shall consist of Company Common Stock and 50% shall consist of cash. If the Company's Average Closing Price is greater than $31.05 or less than $22.95, then the value of the consideration per share to be received by Financial Bancorp stockholders in the Merger will be adjusted, and the percentage of the total consideration consisting of the Company's Common Stock and cash will change, all as set forth in the Merger Agreement. If the Company Common Stock has a market value during the pricing period of less than or equal to $20.25, then Financial Bancorp has the right to terminate the Merger Agreement unless the Company agrees to increase the per share consideration to Financial Bancorp's stockholders to at least $38.12.

   The Financial Acquisition is subject to (i) approval by the stockholders of Financial Bancorp, (ii) approval of the OTS and (iii) satisfaction or waiver of certain other conditions. Financial Bancorp is a unitary savings bank holding company for its wholly owned subsidiary, Financial Federal, a federal savings bank.

                                         -10-
SELECTED FINANCIAL HIGHLIGHTS AND OTHER DATA
(Dollars In thousands except per share amounts)

                                                                            FOR THE THREE MONTHS  ENDED SEPTEMBER  30,
                                                                          -----------------------------------------------
                                                                                  1998                       1997
                                                                          ---------------------        -------------------
PERFORMANCE AND OTHER SELECTED RATIOS:
Reported Return on Average Assets                                                         0.96%                       0.84%
Reported Return on Average Stockholders' Equity                                           8.74                        6.07
Reported Return on Average Tangible Stockholders' Equity                                 10.26                        7.07
Average Interest Rate Spread                                                              2.66                        3.20
Net Interest Margin                                                                       3.15                        3.76
Non-interest Expense to Average Assets <F1>                                               1.47                        1.83
Efficiency Ratio <F1>                                                                    44.81                       47.36
Effective Tax Rate                                                                       43.92                       50.52
Tangible Equity to Total Tangible Assets                                                  8.90                       11.65
Loans/Earning Assets                                                                     60.84                       60.47
Loans/Deposits                                                                          100.05                       80.26
CASH EARNINGS DATA:
Cash Earnings                                                                           $5,357                      $4,241
Cash Return on Average Assets                                                             1.29%                       1.26%
Cash Return on Average Tangible Equity                                                   13.80                       10.57
Cash Non-interest Expense to Average Assets <F2>                                          1.20                        1.47
Cash Efficiency Ratio <F2>                                                               36.49                       38.07
PER SHARE DATA:
Reported EPS (Diluted)                                                                   $0.35                       $0.23
Cash EPS (Diluted)                                                                        0.47                        0.35
Stated Book Value                                                                        15.37                       14.81
Tangible Book Value                                                                      13.04                       12.52
BALANCE SHEET AVERAGES:
Average Loans                                                                         $989,415                    $778,331
Average Assets                                                                       1,656,446                   1,344,122
Average Earning Assets                                                               1,589,245                   1,278,639
Average Deposits                                                                     1,030,360                     978,367
AVERAGE EQUITY                                                                         182,272                     186,945
AVERAGE TANGIBLE EQUITY                                                                155,236                     160,528
ASSET QUALITY SUMMARY:
Net charge-offs                                                                           $144                        $101
Nonperforming Loans                                                                      1,225                       2,501
Nonperforming Assets/Total Assets                                                         0.10%                       0.26%
Allowance for Loan Loss/Total Loans                                                       1.17                        1.39
Allowance for Loan Loss/Nonperforming Loans                                             978.86                      445.82
REGULATORY CAPITAL RATIOS:
Tangible Capital                                                                          7.83%                       9.62%
Core capital                                                                              7.83                        9.62
Risk-based capital                                                                       15.84                       19.44

<F1> In calculating these ratios, non-interest expense excludes  goodwill amortization. The actual efficiency ratio and ratio of non-interest expense to average assets were 49.23% and 1.62%, respectively, for the three months ended September 30, 1998, 52.00% and 2.01%, respectively, for the three months ended September 30, 1997.

<F2> In calculating these ratios, non-interest expense excludes non-cash expenses related to goodwill amortization and amortization costs related to stock benefit plans.

                                         -11-
LIQUIDITY AND CAPITAL RESOURCES

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

   The primary  investing  activities  of  the  Company  are the origination of multi-family and one-to-four-family mortgage loans, and the purchase of mortgage-backed and other securities. During the three months ended September 30, 1998, the Bank's loan originations totaled $126.0 million compared to $76.1 million for the three months ended September 30, 1997. Purchases of mortgage-backed and other securities totaled $98.1 million for the three months ended September 30, 1998 compared to $61.0 million for the three months ended September 30, 1997. These activities were funded primarily by principal repayments on loans and mortgage-backed securities, maturities of investment securities, and borrowings by means of repurchase agreements and Federal Home Loan Bank of New York ("FHLBNY") advances. Principal repayments on loans and mortgage-backed securities totaled $83.4 million during the three months ended September 30, 1998, compared to $35.4 million for the three months ended September 30, 1997. Maturities and calls of investment securities totaled $14.0 million and $25.2 million, respectively, during the three months ended September 30, 1998 and 1997. Loan and security sales, which totaled $9.0 million and $18.3 million, respectively, during the three months ended September 30, 1998 and 1997, provided some additional cash flows.

   Deposits decreased $13.2 million during the three months ended September 30, 1998, compared to an increase of $34.3 million during the three months ended September 30, 1997. Deposit flows are affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Certificates of deposit which are scheduled to mature in one year or less from September 30, 1998 totaled $442.3 million. Based upon the Company's current pricing strategy and deposit retention experience, management believes that a significant portion of such deposits will remain with the Company. Net borrowings increased $113.8 million during the three months ended September 30, 1998, with $64.0 million of this growth experienced in FHLBNY advances.

   In the normal course of its business, the Company routinely enters into various commitments, primarily relating to the origination and purchase of loans and the leasing of certain office facilities. The Company anticipates that it will have sufficient funds available to meet its current commitments, including its commitments under the Merger Agreement, in the normal course of its business. To the extent the Company's cash flows described above exceed the need for loan originations, the Company expects to use such funds to meet its commitments with respect to the Merger, including the payment of the cash component of the merger consideration. FHLBNY advances would be used to fund the remainder of the commitments pursuant to the Merger Agreement, if any.

   Stockholders' equity declined $6.3 million during the three months ended September 30, 1998. During the three months ended September 30, 1998, the Company repurchased 462,505 shares of its common stock into treasury (the "Treasury Repurchases"). The aggregate cost of the Treasury Repurchases was $10.3 million, at an average price of $22.29 per share. Offsetting the impact of the Treasury Repurchases was net income of $4.0 million and amortization of the Company's Employee Stock Ownership Plan ("ESOP") and Recognition and Retention Plan ("RRP") of $1.1 million during the three months ended September 30, 1998.

During the three months ended September 30, 1998, the Company declared and paid cash dividends totaling $1.1 million, or $0.10 per outstanding common share on the respective dates of record. On

                                         -12-
October 8, 1998, the Company declared a cash dividend of $0.12 per common share to all shareholders of record on October 23, 1998. This dividend was paid on November 5, 1998.

   The Bank is required to maintain a minimum average daily balance of liquid assets as defined by Office of Thrift Supervision (the "OTS") regulations. The minimum required liquidity ratio is currently 4.0%. At September 30, 1998, the Bank's liquidity ratio was 12.7%. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

   The Bank monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sales and various money market investments. At September 30, 1998, the Bank had $319.3 million in short and medium term borrowings outstanding at the FHLBNY, comprised of outstanding Advances of $167.5 million and securities sold under agreement to repurchase of $151.8 million. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of the Bank's current $319.3 million borrowing limit at the FHLBNY which may be increased through the Bank's purchase of additional FHLBNY capital stock.

   At September 30, 1998, the Bank was in compliance with all applicable regulatory capital requirements. Tangible capital totaled $131.2 million, or 7.83% of total tangible assets, and exceeded the 1.50% regulatory requirement; core capital, at 7.83% of adjusted assets, exceeded the required 3.0% regulatory minimum; and total risk-based capital, at 15.84% of risk weighted assets, exceeded the 8.0% regulatory minimum. In addition, at September 30, 1998, the Bank was considered "well-capitalized" for all regulatory purposes.

ASSET QUALITY

     Non-performing loans (loans past due 90 days or more as to principal or interest) totaled $1.2 million at September 30, 1998, as compared to $884,000
at June 30,  1998.   The  increase  resulted  from  one  multi-family and
underlying cooperative loan with an aggregate principal amount of $657,000 which became 90 days past due during the quarter and for which the Company recorded a charge-off of $92,000 during the quarter ended September 30, 1998. In addition, the Bank had 33 loans totaling $501,000 delinquent 60-89 days at September 30, 1998, as compared to 33 such delinquent loans totaling $328,000 at June 30, 1998. Other than the one loan discussed above, The majority of the non-performing loans and loans delinquent 60-89 are represented by FHA/VA mortgage and consumer loans which possess small outstanding balances.

   Under  Generally  Accepted  Accounting  Priciples  ("GAAP"),  the Company is
required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a debt constitutes a troubled-debt restructuring if the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled-debt restructurings, however, and troubled-debt restructurings do not necessarily result in non-accrual loans. The Company had three loans classified as troubled-debt restructurings at September 30, 1998, totaling $3.9 million, and all are currently performing according to their restructured terms. The largest restructured debt, a $2.7 million loan secured by a mortgage on an underlying cooperative apartment building located in Forest Hills, New York, was originated in 1987. The loan was first restructured in 1988, and again in 1994. The current regulations of the OTS require that troubled-debt restructurings remain classified as such until either the loan is repaid or returns to its original terms. All three troubled-debt restructurings as of September 30, 1998 are on accrual status as they have been performing in accordance with the restructuring terms for over one year.

   Under GAAP, the Company established guidelines for determining and measuring impairment in loans. In the event the carrying balance of the loan, including all accrued interest, exceeds the estimate of fair value,  the  loan  is considered  to  be  impaired  and  a  reserve  is
established.   The  recorded investment  in  loans  deemed  impaired  was approximately $3.6 million as of September 30, 1998, compared to $3.1 million at June 30, 1998, and the average balance of impaired loans was $3.4 million for the three months ended September30, 1998 compared to $4.2 million for the three months ended September 30, 1997. The impaired portion of these loans is represented by specific reserves totaling $52,000 allocated within the allowance for loan losses at September 30, 1998. At September 30, 1998, one loan totaling $2.7 million, was deemed impaired for which no reserves
have  been  provided.   This loan, which is included in troubled-debt
restructurings at September 30, 1998, has performed in accordance with the provisions of the restructuring agreement signed in October, 1995. The loan has been retained on accrual status at September 30, 1998. Generally, the
Company considers  non-performing  loans  to  be  impaired loans.   However,
at September 30, 1998, approximately $332,000 of one-to-four family, cooperative apartment and consumer loans on nonaccrual status are not deemed impaired.
All of these loans have outstanding balances less than $227,000, and are considered a homogeneous loan pool which are not required to be evaluated for impairment.

   The following table sets forth information regarding the Bank's non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated.

                                                                AT SEPTEMBER 30,          AT JUNE 30,
                                                                       1998                   1998
NON-PERFORMING LOANS:                                          -------------------        ----------------
                                                                        (Dollars In Thousands)
   One- to four-family                                                        $258                    $471
   Multi-family and underlying cooperative                                     893                     236
   Non-residential                                                              -                       -
   Cooperative apartment                                                        52                     133
   Other loans                                                                  22                      44
                                                                ------------------         ---------------
TOTAL NON-PERFORMING LOANS                                                   1,225                     884
TOTAL OREO                                                                     536                     825
                                                                 -----------------          --------------
TOTAL NON-PERFORMING ASSETS                                                 $1,761                  $1,709
                                                                 =================          ==============
TROUBLED-DEBT RESTRUCTURINGS                                                $3,971                  $3,971
TOTAL NON-PERFORMING ASSETS AND TROUBLED-DEBT                                5,732                   5,680
RESTRUCTURINGS
IMPAIRED LOANS                                                               3,574                   3,136
TOTAL NON-PERFORMING LOANS TO TOTAL LOANS                                     0.12%                   0.09%
TOTAL IMPAIRED LOANS TO TOTAL LOANS                                           0.35                    0.33
TOTAL NON-PERFORMING ASSETS TO TOTAL ASSETS                                   0.10                    0.11
TOTAL NON-PERFORMING ASSETS AND TROUBLED-DEBT
   RESTRUCTURINGS TO TOTAL ASSETS                                             0.33                    0.35

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND JUNE 30, 1998

   ASSETS. The Company's assets totaled $1.7 billion at September 30, 1998, an increase of $119.7 million from total assets of $1.6 billion at June 30, 1998. The growth in assets was experienced primarily in real estate loans and mortgage-backed securities available for sale, which increased $76.2 million and $56.7 million, respectively. The increase in real estate loans resulted primarily from originations of $126.0 million during the quarter ended September 30, 1998, of which $122.1 million were multi-family and underlying cooperative and non-residential loans. The increase in mortgage backed securities available for sale resulted from purchases of $81.2 million during the quarter, reflecting the continuation of the Company's capital leverage strategy described in more detail below, offset by principal repayments of $26.6 million. As of September 30, 1998, the total purchases of mortgage-backed securities reflects $30.9 million of transactions that had not been settled by September 30, 1998, but which settled in October, 1998.

   Offsetting the increase in real estate loans and mortgage-backed securities available for sale was the decline of $18.0 million in receivable for securities sold, reflecting the settlement in July, 1998, of unsettled securities sales transactions as of June 30, 1998.

     LIABILITIES. Funding for the growth in real estate loans was obtained primarily from increased FHLBNY advances of $64.0 million during the quarter. Funding for the increase in mortgage-backed securities available for sale was obtained primarily from increased securities sold under agreement to repurchase transactions of $49.8 million. Deposits decreased $13.2 million to $1.025 billion at September 30, 1998 from $1.038 billion at June 30, 1998 due primarily to the cessation of a deposit rate promotion that the Company maintained from July, 1997 to June, 1998.

   STOCKHOLDERS' EQUITY. Stockholders' equity declined $6.3 million during the three months ended September 30, 1998. The decline was primarily attributable to Treasury Repurchases of $10.3 million during the three months ended September 30, 1998. Additionally, stockholders' equity was reduced during the three months ended September 30, 1998 as a result of the Company's payment of cash dividends of $1.1 million and purchases of the Company's common stock on the open market by the Benefit Maintenance Plan and RRP of $1.1 million. Offsetting these declines in stockholders' equity, was net income of $4.0 million, amortization of the Company's Stock Plans of $1.1 million, and an increase of $1.1 million of the unrealized gain on investment and mortgage-backed securities available for sale.

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

COMPARISON OF THE OPERATING  RESULTS  FOR  THE THREE MONTHS ENDED SEPTEMBER 30,
     1998 AND 1997

   GENERAL. Net income for the three months ended September 30, 1998, totaled $4.0 million compared to $2.8 million during the three months ended September 30, 1997. The increase in net income resulted from an increase of $574,000 in net interest income, a decline of $465,000 in the provision for loan losses, an increase of $273,000 in non-interest income, and a decline in the Company's effective tax rate from 50.5% for the three months ended September 30, 1997 to 43.9% for the three months ended September 30, 1998.

   NET INTEREST INCOME. The discussion of net interest income for the three months ended September 30, 1998 and 1997, presented below, should be read in conjunction with the following table, which sets forth certain information relating to the Company's consolidated statements of operations for the three months ended September 30, 1998 and 1997, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.


                                                            FOR  THE THREE MONTHS ENDED SEPTEMBER 30,
                                   ---------------------------------------------------------------------------------------
                                                       1998                                        1997
                                   -------------------------------------------    ----------------------------------------
                                                                      AVERAGE                                     AVERAGE
                                        AVERAGE                       YIELD/         AVERAGE                      YIELD/
                                        BALANCE        INTEREST        COST          BALANCE        INTEREST      COST
                                    ---------------   -----------  -------------  -------------    ----------   ----------
Assets:                                                                 (DOLLARS IN THOUSANDS)
  Interest-earning assets:
    Real Estate Loans <F1>                 $983,880       $19,929        8.10%         $772,837       $16,269        8.42%
    Other loans                               5,535           127        9.18             5,494           129        9.39
    Mortgage-backed Securities <F2>         420,136         6,852        6.52           303,872         5,193        6.84
    Investment securities <F2>              158,944         2,399        6.04           162,602         2,684        6.60
    Federal funds sold                       20,750           276        5.32            33,834           453        5.36
                                    ---------------   -----------                --------------    ----------
      TOTAL INTEREST-EARNING ASSETS       1,589,245       $29,583        7.45%        1,278,639       $24,728        7.74%
                                    ---------------   ===========                --------------    ==========
     NON-INTEREST EARNING ASSETS             67,201                                      65,483
                                    ---------------                              --------------
TOTAL ASSETS                             $1,656,446                                  $1,344,122
                                    ===============                              ==============
LIABILITIES AND STOCKHOLDERS'
EQUITY:
  INTEREST-BEARING LIABILITIES:
    Now, Super Now and
       Money Market Accounts                $49,801          $292        2.33%          $49,138          $291        2.35%
    Savings accounts                        338,093         1,921        2.25           340,604         1,981        2.31
    Certificates of deposit                 604,628         8,643        5.67           561,090         8,042        5.69
    Mortgagors' escrow                        4,791            24        1.99             3,664            18        1.95
    Borrowed funds                          411,770         6,103        5.88           156,568         2,370        6.01
                                    ---------------   -----------                --------------    ----------
  TOTAL INTEREST-BEARING
    LIABILITIES                           1,409,083       $16,983        4.78%        1,111,064       $12,702        4.54%
                                    ---------------   ===========                --------------    ==========
  Checking accounts                          37,838                                      27,535
  OTHER NON-INTEREST-BEARING
    LIABILITIES                              27,253                                      18,578
                                    ---------------                              --------------
  TOTAL LIABILITIES                       1,474,174                                   1,157,177
  STOCKHOLDERS' EQUITY                      182,272                                     186,945
                                    ---------------                              --------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                $1,656,446                                  $1,344,122
                                    ===============                              ==============
NET INTEREST INCOME/ INTEREST RATE
   SPREAD <F3>                                            $12,600        2.66%                        $12,026        3.20%
                                                      ===========                                  ==========
NET INTEREST-EARNING ASSETS/NET
   INTEREST MARGIN <F4>                    $180,162                      3.15%         $167,575                      3.76%
                                          =========                              ==============
RATIO OF INTEREST-EARNING ASSETS
   TO INTEREST-BEARING LIABILITIES                                     112.79%                                   115.08%


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


RATE/VOLUME ANALYSIS


                                                               THREE MONTHS ENDED
                                                               SEPTEMBER 30, 1998
                                                                   COMPARED TO
                                                               THREE MONTHS ENDED
                                                               SEPTEMBER 30, 1997
                                                               INCREASE/(DECREASE)
                                                                     DUE TO
                                                  VOLUME              RATE             TOTAL
                                               --------------      ------------     -------------
  Interest-earning assets:                                       (DOLLARS IN THOUSANDS)
    Real Estate Loans                                 $4,361             $(701)           $3,660
    Other loans                                            1                (3)               (2)
    Mortgage-backed securities                         1,945              (286)            1,659
    Investment securities                                (59)             (226)             (285)
    Federal funds sold                                  (174)               (3)             (177)
                                               --------------      ------------      ------------
      Total                                           $6,074           $(1,219)           $4,855
                                               ==============      ============      ============
  Interest-bearing liabilities:
    NOW, Super Now and money market accounts              $4               $(3)               $1
    Savings accounts                                     (12)              (48)              (60)
    Certificates of deposit                              627               (26)              601
    Mortgagors' escrow                                     6                -                  6
    Borrowed funds                                     3,824               (91)            3,733
                                               --------------      ------------      ------------
      Total                                            4,449              (168)            4,281
                                               --------------      ------------      ------------
Net change in net interest income                     $1,625           $(1,051)             $574
                                               ==============      ============      =============

Net interest income for the three months ended September 30, 1998 increased $574,000 to $12.6 million from $12.0 million during the three
months  ended September  30,  1997.   The  increase  was attributable primarily
to an increase of $310.6 million in average interest earning assets, offset by a decline in the net interest rate spread of 54 basis points. The net interest margin declined 61 basis points from 3.76% for the three months ended September 30, 1997 to 3.15% for the three months ended September 30, 1998.

The narrowing in spread and margin reflects in part the Company's exposure to interest rate risk resulting from certain changes in the shape of the yield curve (particularly a flattening or inversion of the yield curve) and to differing indices upon which the yield on the Company's interest-earnings assets and the cost of its interest-bearing liabilities are based. For example, over the past two years the market has experienced a more significant reduction in interest rates on long-term instruments as compared to the reduction in interest rates on short-term instruments resulting in rates on
long-term   instruments approximating (and in  some  cases,  going  below) the rates on short-term instruments. More importantly, the spreads earned on the rate differential between assets and the liabilities funding such assets have narrowed more with respect to long-term assets as compared to short-term assets. Since a larger percentage of the Company's assets are longer term, the Company has experienced a continuous narrowing of spreads as well as a negative impact on net interest income that has been more than offset by the Company's growth in interest-earning assets. The narrowing of the spread and margin also reflects the increase in borrowings under the capital leverage program.

INTEREST INCOME. Interest income for the three months ended September 30, 1998, was $29.6 million, an nrease of $4.9 million from $24.7 million during the three months ended September 30, 1997. The increase in interest income was
attributable to increased  interest income   on   real  estate  loans  and
mortgage-backed securities of  $3.7 million and $1.7 million, respectively.
The increase in interest income on real-estate loans was attributable primarily to an increase of $211.0 million in the average balance of real estate loans, resulting primarily from $371.9 million of real estate loans originated during the period October 1, 1997 through September 30, 1998. The increases in interest income on mortgage-backed securities were also attributable primarily
to  an  increase   in  average balances  of  $116.3  million,  resulting  from
$341.8 million in mortgage-backed securities purchased in accordance with the Company's capital leverage program during the period October 1, 1997 to
September 30, 1998.   Offsetting  these increases to interest  income was a
decrease  in  interest   income  on  investment securities  and  federal  funds
sold of $285,000 and $177,000, respectively, resulting from a decline in the average balances of investment securities and federal funds sold of $3.7
million   and   $13.1   million, respectively.   The  decline  in these average
balances resulted from the Company utilizing  funds from matured investment
securities and federal funds  sold  to  fund loan  originations.   Overall,
the yield on interest earning assets decreased 29 basis points from 7.74% during the three months ended September 30, 1997 to 7.45% during the three months ended September 30, 1998. The decline was attributable primarily to the decrease of 32 basis points in average yield on real estate loans, resulting from increased competition in the real estate lending market, and the flattening of the yield curve. The decline also reflects declines in the average yield on mortgage-backed securities and investment securities of 32 basis points and 56 basis points, respectively, also due to the flattening of the yield curve.

INTEREST EXPENSE. Interest expense increased $4.2 million, to $16.9 million during the three months ended September 30, 1998, from $12.7 million during the
three months   ended   September  30,  1997.   This  increase resulted primarily
from  increased interest expense of $601,000  and $3.7 million on  certificate
of  deposit accounts  and   borrowed   funds,  respectively,  which resulted
from increased average balances of $43.5 million and $255.2 million, respectively during the three months ended September 30, 1998 compared to the three months ended September 30, 1997. The increase in the average balance on certificates of deposit resulted primarily from increased deposit flows during the period July 1, 1997 to June 30, 1998, resulting from rate
promotions at slightly above  market  rates.   The increase  in  the  average
balance of borrowed funds resulted primarily from $206.9 million of borrowed funds added during the period October 1, 1997 to September 30, 1998 under the capital leverage program. The increase in the average balance of borrowed funds also reflects the Company's shift to FHLBNY advances, which
generally   are   medium  term  interest-bearing liabilities, to fund the
Company's loan originations. In addition to the growth in average balances, the average cost of interest bearing liabilities increased 24 basis points to 4.78% during the quarter ended September 30, 1998, from 4.54%
during the quarter ended eptember 30, 1997.   The  increase in the average cost
of interest bearing liabilities resulted from the increases in  the  average
balances   of   certificate  of  deposit accounts  and borrowed  funds,
which  generally  have higheraverage costs  than  other deposits, the
average balances  of  which  remained relatively  stable.   The increase  in
the average cost of interest bearing liabilities also reflects an increase of 4 basis points in the average cost on certificate of deposit accounts resulting from the rate promotions offered during the period July, 1997 to June, 1998.


PROVISION FOR LOAN LOSSES. The provision for loan losses decreased $465,000 to $60,000 for the three months ended September 30, 1998, from $525,000 for the three months ended September 30, 1997. The decline in the provision for loan losses reflects the reduced levels of non-performing loans, which have declined from $2.5 million at September 30, 1997, to $1.2 million at September 30, 1998, although non-performing loans increased to $1.2 million during the three months ended September 30, 1998, from $884,000 million at June 30, 1998(primarily relating to one loan). The allowance for loan losses decreased slightly to $12.0 million at September 30, 1998, from $12.1 million at June 30, 1998, as net charge-offs of $144,000 (primarily due to the same loan that comprised the increase in non-performing loans) during the period
exceeded the loan loss provision of $60,000.   See "Asset Quality."

NON-INTEREST INCOME. Non-interest income increased $273,000 to $1.3 million during the quarter ended September 30, 1998, from $981,000 during the quarter ended September 30, 1997, due primarily to increased gains on sales and redemptions of securities and other assets (primarily other real estate owned) of $229,000. Service charges and other fees declined $91,000, due primarily to a decline in expired loan commitment fees, which totaled $161,000 during the quarter ended September 30, 1997 compared to $4,000 during the quarter ended September 30, 1998, as the Company has experienced a higher rate
of  acceptance  on  its commitment  offers.    Offsetting  this  decline,  were
increases of $54,000 in service fees and customer charges related to deposit accounts. The increase in other income resulted primarily from increased income on FHLBNY capital stock of $91,000.

NON-INTEREST EXPENSE. Non-interest expenses declined $54,000, from $6.8 million during the quarter ended September 30, 1997, to $6.7 million during
the quarter ended  September  30,  1998.    Salaries  and  employee benefit
expense increased $209,000 due to staffing and salary increases during the past twelve months. This increase was partially offset by a decline of $75,000 in compensation expense related to the Company's ESOP and RRP, resulting from both a reduction in allocated RRP shares resulting from retirees under the Company's recent early retirement window, and the reduction in the overall ESOP compensation expense resulting from the decline in the average market price of the Company's common stock during the quarter ended September 30, 1998.

During the quarter ended September 30, 1998, the Company received refunds of $144,000 related to real estate taxes on branch properties.
These non-recurring refunds were recorded as a reduction of occupancy and equipment expense. In addition, during the quarter ended September 30, 1998, the Company began to fully realize cost savings associated with the sale of its Roslyn premise in May, 1998, which also contributed to the reduction in occupancy and equipment expense of $182,000 compared to the prior year.

Data processing costs increased $31,000 during the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997, due primarily to
increased  loan  and  deposit activity  and  Year  2000 compliance   costs.
See  "The   Year   2000   Problem" Offsetting the  increase in data processing
costs was a decline of $57,000 the in provision for losses on other real estate owned, which resulted primarily from a reduction in other real estate owned balance from $1.1 million at September 30, 1997, to $536,000 at September 30, 1998.

Other expenses increased $17,000 due primarily to increased advertising expenses related to promotion offers and increased loan servicing expenses resulting from growth in the loan portfolio.

INCOME TAX EXPENSE. Income tax expense totaled $3.1 million for the three months ended September 30, 1998, compared to $2.9 million for the three months ended
September  30,  1997,  an increase  of  $221,000.   The increase of $221,000 in
income taxes was primarily attributable to an increase of $1.4 million in pre-tax income, offset by a reduction in the effective tax rate from 50.5% during the quarter ended September 30, 1997, to 43.9% during the quarter ended September 30, 1998. The decline in the effective tax rate was primarily attributable to certain tax benefits associated with the formation and funding of subsidiaries of the Bank in April, 1998.

THE YEAR 2000 PROBLEM

The "Year 2000 Problem" centers upon the inability of computer systems to recognize the year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000.
Like most financial providers, the Company  and  its  operations   may   be
significantly affected by the Year 2000 Problem due to  the nature of
financial   information.    Software,   hardware    and equipment  both within
and outside the Company's direct control and  with  whom
the Company electronically or operationally interfaces (e.g., third party vendors providing data processing, information system management, maintenance
of computer systems, and credit bureau   information)   are   likely  to  be
affected. Furthermore, if computer systems are not adequately changed to identify the Year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely upon the date field information, such as interest, payment or due dates and other operating functions, will generate results which could be significantly misstated, and the Company could experience a temporary inability to
process   transactions,  send  invoices  or  engage  in similar normal business activities. In addition, under certain circumstances, failure to adequately address the Year 2000 Problem could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 Problem could result in a significant adverse impact upon the Company's products, services and competitive condition and therefore, its results of operations and could be deemed to imperil the safety and soundness of the Company.

There has been limited litigation filed against corporations regarding the Year 2000 Problem and their compliance efforts.

The  OTS,   the   Company's   primary  federal  bank regulatory agency, along
with the other federal bank regulatory agencies has published substantive guidance on the Year 2000 Problem and has included Year 2000 compliance as a substantive area of examination for both regularly scheduled and special bank examinations. These publications, in addition to providing guidance as to examination criteria, have outlined requirements for creation and implementation of a compliance plan and target dates for testing and implementation  of corrective action, as discussed  below.  As a result of the oversight by and authority vested in the federal bank regulatory agencies, a financial institution that does not because Year 2000 compliant could become subject to administrative remedies similar to those imposed on financial institutions  otherwise  found not to  be  operating
in a safe and sound manner, including remedies   available  under  prompt
correction  active regulations.

The Company has developed and is implementing a Year 2000 Project Plan (the "Plan") to address the Year 2000 Problem and its effects on the Company. The Plan includes five components which address issues involving awareness,
assessment,   renovation,  validation  and implementation.    The  Company
has   completed   the awareness and assessment  phases  of  the Plan.  During the awareness and assessment phases of the Plan, the Company inventoried all material information systems and reviewed them for Year 2000 compliance. Among the systems reviewed were computer hardware and systems software,
applications   software  and  communications hardware and software as well  as
embedded or automated devices.   As  noted below, this review  included  both
internal systems and those of third party vendors which provide systems such as retail deposit processing, loan origination processing, loan servicing and general ledger and accounting systems and software. The Company is now actively involved in the renovation, validation and implementation phase,
which  is  20% complete.   Under regulatory guidelines issued  by  the federal
banking regulators, the Bank and the Company must substantially complete testing of core mission critical internal systems by December 31, 1998 with testing of both internally and externally supplied systems complete and all renovation substantially complete by June 30, 1999. In accordance
with  those guidelines,  the   Company  completed  testing  of  its mission
critical systems prior to September 1, 1998, and its customer systems prior to September 30, 1998. The Company has agreed to use its facilities as a test site for its major retail deposit processor allowing the Company additional opportunity to test and stress such system. The Company expects to meet the deadlines noted above.

As part of the Plan, the Company has had formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Problem and has been following the progress of those vendors with their Year 2000 compliance status. The Company presently believes that, with modifications to existing software and conversions to new software and hardware where necessary, the Year 2000 Problem will be mitigated without causing a material adverse impact on the operations of the Company. At this time, the

Company anticipates most of its  hardware  and software systems to become
Year 2000 compliant,  tested   and   operational with  the  OTS' suggested
time frame. However, if such modifications and conversions are not made or are not complete on a timely basis, the Year 2000 Problem could have an adverse impact on the operations of the Company.

Despite  its  best  efforts  to  ensure  Year   2000 compliance,  it  is
possible  that  one or more of the Company's  internal  or external systems
may  fail  to operate.   At  this time,  while  the  Company  expects become
Year 2000 compliant, the probability of such likelihood cannot be determined. In the event that system failures occur related to the Year 2000 Problem, the Company has developed contingency plans, which involve,
among  other  actions,  utilization  of an alternate   service   provider  or
alternate  products available through the current vendor.

The Company has reviewed its customer base to determine whether they pose significant Year 2000 risks. The Company's customer base consists primarily of individuals who utilize the Company's services for personal,
household or  consumer  uses.   Individually, such customers are not likely to
pose significant Year 2000 risks directly. It is not possible at this time to gauge the indirect risks which could be faced if the employers of such customers encounter unresolved Year 2000 issues.

Monitoring and managing the  Year  2000 project will result in additional
direct and indirect  costs  to the Company.   Direct  costs  include  potential
charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any
resulting costs for developing and  implementing   contingency   plans   for
critical software  products  which  are not enhanced.   Indirect costs will
principally consist  of  the time devoted by existing employees in monitoring
software   vendor progress,  testing   enhanced   software  products  and
implementing  any  necessary  contingency  plans.   The Company estimates that
total costs  related to the Year 2000 Problem will not exceed $100,000.
Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. To date, over one-half of the total estimated costs associated with the Year 2000 Problem have already been expensed.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at June 30, 1998 in Exhibit 13.1 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 1998. There have been no material changes in the Company's market risk at September 30, 1998 compared to June 30, 1998. The following is an update of the discussion provided therein:

GENERAL.   The Company's largest component of market risk continues to be interest rate risk. Virtually all this risk continues to reside at the Bank level. The Bank still is not subject to foreign currency exchange or
commodity price  risk.   At  September  30, 1998,  neither  the  Company  nor
the  Bank  owned any trading   assets,   nor   did   they   utilize  hedging
transactions such as interest rate swaps and caps.

ASSETS, DEPOSIT LIABILITIES AND WHOLESALE FUNDS. There has been no material change in the composition of assets, deposit liabilities or wholesale funds from June 30, 1998 to September 30, 1998.

GAP ANALYSIS. The one-year and five-year cumulative interest sensitivity gap as a percentage of total assets still fall within 2% of their levels at June 30, 1998 utilizing the same assumptions as at June 30, 1998.

INTEREST RATE RISK COMPLIANCE. The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at June 30, 1998. There have been no changes in the board
approved  limits of acceptable variance in net  interest  income  and   net
portfolio
value at September 30, 1998 compared to June 30, 1998, and the projected changes continue to fall within the board approved limits at all levels of potential interest rate volatility.



PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in various other legal actions arising in the ordinary course of its business which, in the aggregate, involve amounts which are believed to be immaterial to the financial condition and results of operations of the Company.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

     Not applicable.

ITEM 5.     OTHER INFORMATION

     None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (d) EXHIBITS
           Exhibit  11.  Statement Re:  Computation  of
Per Share Earnings
           Exhibit   27.   Financial    Data   Schedule
                           (included  only  with  EDGAR
                           filing).

     (B)   REPORTS ON FORM 8-K

           On July 20, 1998, the Company filed a Current Report on Form 8-K, as amended by the Current Report on Form 8-K filed on July 27, 1998, relating to the definitive Agreement and Plan of Merger
           dated as of July  18,  1998,  between   the  Company  and Financial
           Bancorp, Inc.

                              SIGNATURES

     Pursuant  to  the  requirements  of the Securities
Exchange  Act of 1934, the registrant has  duly  caused
this  report   to  be  signed  on  its  behalf  by  the
undersigned thereunto duly authorized.

                                 Dime         Community
Bancshares, Inc.


Dated:   November 13, 1998            By:  /S/  VINCENT F. PALAGIANO
                                      -----------------------------------
                                      Vincent F. Palagiano
                                      Chairman  of  the Board and Chief
                                         Executive Officer





Dated:   November 13, 1998            By:  /S/  KENNETH J. MAHON
                                      -----------------------------------
                                      Kenneth J. Mahon
                                      Executive Vice President and
                                         Chief Financial Officer