Form 10-Q
period 1998-12-31
DIME COMMUNITY BANCSHARES INC
filed 1999-02-16
CIK 1005409

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998

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
(1)  YES  X    NO ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASSES OF COMMON STOCK     NUMBER OF SHARES OUTSTANDING, JANUARY 31, 1999

           $.01 Par Value                        13,009,688

                                                                          PAGE
Item 1.     Financial Statements
            Consolidated  Statements of Condition at December 31, 1998
              (Unaudited) and June 30, 1998                                  3
            Consolidated Statements of Operations for the Three Months
               and Six Months Ended December 31, 1998 and 1997 (Unaudited)   4
            Consolidated Statements of Changes in Stockholders' Equity
               for the Six Months Ended December 31, 1998 (Unaudited)        5
            Consolidated Statements of Cash Flows for the Six Months
               Ended December 31, 1998 and 1997 (Unaudited)                  6
            Notes to Consolidated Financial Statements (Unaudited)         7-8
Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                  9-26
Item 3      Quantitative and Qualitative Disclosure About Market Risk       26

                                  PART II - OTHER INFORMATION
Item 1.     Legal Proceedings                                               27
Item 2.     Changes in Securities and Use of Proceeds                       27
Item 3.     Defaults Upon Senior Securities                                 27
Item 4.     Submission of Matters to a Vote of Security Holders             27
Item 5.     Other Information                                               28
Item 6.     Exhibits and Reports on Form 8-K                                28
            Signatures                                                      29
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

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                    AT DECEMBER 31,
                                                                                         1998                         AT JUNE 30,
                                                                                      (UNAUDITED)                        1998
                                                                              ----------------------------          ---------------
ASSETS:
Cash and due from banks                                                                           $20,355                  $16,266
Investment securities held to maturity (estimated market value of $42,257
   and $78,593 at December 31, 1998 and June 30, 1998, respectively)                               41,725                   78,091
Investment securities available for sale:
    Bonds and notes (amortized cost of $106,223 and $72,715 at December 31,
    1998 and June 30, 1998, respectively)                                                         106,551                   73,031
Marketable equity securities (historical cost of $7,708 and $10,425 at
    December 31, 1998 and June 30, 1998, respectively)                                              9,182                   12,675
Mortgage backed securities held to maturity (estimated market value of
    $33,897 and $47,443 at December 31, 1998 and June 30, 1998, respectively)                      33,213                   46,714
Mortgage backed securities available for sale (amortized cost of $429,137
    and $361,372 at December 31, 1998 and June 30, 1998, respectively)                            430,070                  363,875
Federal funds sold                                                                                 29,750                    9,329
Loans:
   Real estate                                                                                  1,085,069                  943,864
   Other loans                                                                                      6,398                    5,716
   Less: Allowance for loan losses                                                                (12,046)                 (12,075)
                                                                                       -------------------          ---------------
   Total loans, net                                                                             1,079,421                  937,505
                                                                                       -------------------          ---------------
Loans held for sale                                                                                   269                      541
Premises and fixed assets                                                                          10,704                   10,742
Federal Home Loan Bank of New York Capital Stock                                                   21,843                   10,754
Other real estate owned, net                                                                          492                      825
Goodwill                                                                                           22,825                   24,028
Receivable for securities sold                                                                         -                    18,008
Other assets                                                                                       23,275                   21,542
                                                                                       -------------------          ---------------
TOTAL ASSETS                                                                                   $1,829,675               $1,623,926
                                                                                       ===================          ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Due to depositors                                                                              $1,023,992               $1,038,342
Escrow and other deposits                                                                          30,893                   15,395
Securities sold under agreements to repurchase                                                    352,054                  256,601
Federal Home Loan Bank of New York advances                                                       227,500                  103,505
Payable for securities purchased                                                                       -                    12,062
Accrued postretirement benefit obligation                                                           2,725                    2,721
Other liabilities                                                                                  15,068                    8,951
                                                                                       -------------------          ---------------
TOTAL LIABILITIES                                                                               1,652,232                1,437,577
                                                                                       -------------------          ---------------
STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par, 9,000,000 shares authorized,
   none outstanding at December 31, 1998 and June 30, 1998)                                            -                        -
Common stock ($0.01 par, 45,000,000 shares authorized, 14,582,700 shares and 14,551,100 shares issued at December 31, 1998 and June 30, 1998, respectively, and 11,504,984 shares and 12,176,513 shares outstanding
   at December 31, 1998 and June 30, 1998, respectively)                                              145                      145
Additional paid-in capital                                                                        144,829                  143,322
Retained earnings (substantially restricted)                                                      111,408                  105,158
Accumulated other comprehensive income:
   Unrealized gain on securities availabke for sale, net of deferred taxes                          1,513                    2,763
LESS:
   Unallocated common stock of Employee Stock Ownership Plan                                       (8,593)                  (9,175)
   Unearned common stock of Recognition and Retention Plan                                         (6,664)                  (6,963)
   Common stock held by Benefit Maintenance Plan                                                     (831)                    (431)
   Treasury stock, at cost (3,077,716 shares and 2,374,587 shares at
      December 31, 1998 and June 30, 1998, respectively)                                          (64,364)                 (48,470)
                                                                                       -------------------          ---------------
TOTAL STOCKHOLDERS' EQUITY                                                                        177,443                  186,349
                                                                                       -------------------          ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $1,829,675               $1,623,926
                                                                                       ===================          ===============

See notes to consolidated financial statements

                                        -4-
DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED) (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                    FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                                     ENDED DECEMBER 31,                  ENDED DECEMBER 31,
                                                                 1998               1997              1998                1997
                                                               --------           ---------         --------         ----------
INTEREST INCOME:
Loans secured by real estate                                    $20,886             $17,059         $40,815             $33,328
Other loans                                                         126                 122             253                 251
INVESTMENT SECURITIES                                             2,458               2,866           4,857               5,550
MORTGAGE-BACKED SECURITIES                                        7,208               5,713          14,060              10,906
FEDERAL FUNDS SOLD                                                  397                 591             673               1,044
                                                               --------            --------         --------           --------
   TOTAL INTEREST  INCOME                                        31,075              26,351          60,658              51,079
                                                               --------            --------         --------           --------
INTEREST EXPENSE:
Deposits  and escrow                                             10,462              10,940          21,342              21,272
Borrowed funds                                                    8,127               3,132          14,230               5,502
                                                               --------            --------         --------           --------
   TOTAL INTEREST EXPENSE                                        18,589              14,072          35,572              26,774
      NET INTEREST INCOME                                        12,486              12,279          25,086              24,305
PROVISION FOR LOAN LOSSES                                            60                 525             120               1,050
                                                               --------            --------         --------           --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              12,426              11,754          24,966              23,255
                                                               --------            --------         --------           --------
NON-INTEREST INCOME:
Service charges and other fees                                      618                 596           1,161               1,230
Net gain on sales and redemptions of securities and
    other assets                                                    510                 163             754                 178
Net gain on sales of loans                                            9                   6              27                  24
Other                                                             1,270                 267           1,719                 581
                                                               --------            --------         --------           --------
   TOTAL NON-INTEREST INCOME                                      2,407               1,032           3,661               2,013
                                                               --------            --------         --------           --------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                    3,002               2,658           5,798               5,245
ESOP and RRP compensation expense                                 1,159               1,327           2,290               2,533
Occupancy and equipment                                             662                 753           1,222               1,495
Federal deposit insurance premiums                                   85                  85             174                 171
Data processing costs                                               310                 279             621                 559
Provision (credit) for losses on Other real estate
   owned                                                             -                   24              (2)                 79
Goodwill amortization                                               602                 601           1,203               1,202
Other                                                             1,254               1,133           2,460               2,322
                                                               --------            --------         --------           --------
   TOTAL NON-INTEREST EXPENSE                                     7,074               6,860          13,766              13,606
                                                               --------            --------         --------           --------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                       7,759               5,926          14,861              11,662
INCOME TAX EXPENSE                                                3,074               3,039           6,193               5,937
                                                               --------            --------         --------           --------
        NET INCOME                                               $4,685              $2,887          $8,668              $5,725
                                                               ========            ========         ========           ========
EARNINGS PER SHARE:
   BASIC                                                          $0.46               $0.25           $0.83               $0.49
                                                               ========            ========         ========           ========
   DILUTED                                                        $0.42               $0.24           $0.77               $0.47
                                                               ========            ========         ========           ========
STATEMENT OF COMPREHENSIVE INCOME:
   Net Income                                                   $4,685               $2,887          $8,668              $5,725
   Change in unrealized gain on securities available
      for sale, net of deferred taxes                           (2,367)                 124          (1,250)              1,069
                                                               --------            --------         --------           --------
Total comprehensive income                                      $2,318               $3,011          $7,418              $6,794
                                                               ========            ========         ========           ========

See notes to consolidated financial statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (IN THOUSANDS)

                                                                                         FOR THE SIX
                                                                                         MONTHS ENDED
                                                                                      DECEMBER 31, 1998
                                                                               ---------------------------
COMMON STOCK (PAR VALUE $0.01):
Balance at beginning of period                                                                       $145
                                                                               ---------------------------
Balance at end of period                                                                              145
                                                                               ---------------------------
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period                                                                    143,322
Amortization of excess fair value over cost - ESOP stock                                              736
Exercise of stock options and tax benefits of stock options and RRP
   shares                                                                                             771
                                                                               ---------------------------
Balance at end of period                                                                          144,829
                                                                               ---------------------------
RETAINED EARNINGS:
Balance at beginning of period                                                                    105,158
Net income for the period                                                                           8,668
Cash dividends declared and paid                                                                   (2,418)
                                                                               ---------------------------
Balance at end of period                                                                          111,408
                                                                               ---------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET:
Balance at beginning of period                                                                      2,763
Change in unrealized gain on securities available for sale
   during the period, net of deferred taxes                                                        (1,250)
                                                                               ---------------------------
Balance at end of period                                                                           $1,513
                                                                               ---------------------------
EMPLOYEE STOCK OWNERSHIP PLAN:
Balance at beginning of period                                                                     (9,175)
Amortization of earned portion of ESOP stock                                                          582
                                                                               ---------------------------
Balance at end of period                                                                           (8,593)
                                                                               ---------------------------
RECOGNITION AND RETENTION PLAN:
Balance at beginning of period                                                                     (6,963)
Common stock acquired by RRP                                                                         (672)
Amortization of earned portion of RRP stock                                                           971
                                                                               ---------------------------
Balance at end of period                                                                           (6,664)
                                                                               ---------------------------
BENEFIT MAINTENANCE PLAN:
Balance at beginning of period                                                                       (431)
Common stock acquired by Benefit Maintenance Plan                                                    (400)
                                                                               ---------------------------
Balance at end of period                                                                             (831)
                                                                               ---------------------------
TREASURY STOCK:
Balance at beginning of period                                                                    (48,470)
Purchase of treasury shares, at cost                                                              (15,894)
                                                                               ---------------------------
Balance at end of period                                                                          (64,364)
                                                                               ---------------------------

See notes to consolidated financial statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                      FOR THE SIX MONTHS
                                                                                                      ENDED DECEMBER 31,
                                                                                               1998                   1997
                                                                                        --------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                     (In THOUSANDS)
Net Income                                                                                            $8,668                $5,725
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net gain on investment and mortgage backed securities sold                                              (546)                 (117)
Net gain on investment and mortgage backed securities called                                             (86)                   (9)
Net gain on sale of loans held for sale                                                                  (27)                  (24)
Net depreciation and amortization                                                                        723                   371
ESOP and RRP compensation expense                                                                      2,290                 2,533
Provision for loan losses                                                                                120                 1,050
Goodwill amortization                                                                                  1,203                 1,202
Decrease in loans held for sale                                                                          299                   125
Increase in other assets and other real estate owned                                                    (316)               (2,274)
Decrease in receivable for securities sold                                                            18,008                    -
Increase in payable for securities purchased                                                         (12,062)                   -
Increase in accrued postretirment benefit obligation and other liabilities                             6,121                 1,863
                                                                                         --------------------    ------------------
Net cash provided by operating activities                                                             24,395                10,445
                                                                                         --------------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in Federal funds sold                                                                   (20,421)              (18,641)
Proceeds from  maturities of investment securities held to maturity                                    1,290                 2,250
Proceeds from  maturities of investment securities available for sale                                  5,479                20,500
Proceeds from calls of investment securities held to maturity                                         35,160                24,500
Proceeds from calls of investment securities available for sale                                        2,000                 6,000
Proceeds from sales of investment securities available for sale                                        9,873                11,300
Proceeds from sales of mortgage backed securities available for sale                                      -                 49,882
Purchases of investment securities held to maturity                                                       -                (29,082)
Purchases of investment securities available for sale                                                (47,684)              (46,924)
Purchases of mortgage backed securities held to maturity                                                  -                     -
Purchases of mortgage backed securities available for sale                                          (127,931)             (124,231)
Principal collected on mortgage backed securities held to maturity                                    13,451                 9,209
Principal collected on mortgage backed securities available for sale                                  59,985                18,204
Net increase in loans                                                                               (142,036)              (99,567)
Purchases of fixed assets                                                                               (365)                  (92)
Purchase of Federal Home Loan Bank stock                                                             (11,089)               (1,153)
                                                                                         --------------------    ------------------
Net cash used in investing activities                                                               (222,288)             (177,845)
                                                                                         --------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in due to depositors                                                         (14,350)               63,851
Net increase in escrow and other deposits                                                             15,498                11,341
Proceeds from Federal Home Loan Bank of New York Advances                                            123,995                22,795
Increase in securities sold under agreements to repurchase                                            95,453                77,885
Cash dividends paid                                                                                   (2,418)                 (696)
Exercise of stock options and tax benefits of stock options and RRP                                      770                    -
Purchase of common stock by Benefit Maintenance Plan and RRP                                          (1,072)                   -
Purchase of treasury stock                                                                           (15,894)              (13,319)
                                                                                          -------------------    ------------------
Net Cash provided by financing activities                                                            201,982               161,857
                                                                                          -------------------    ------------------
DECREASE IN CASH AND DUE FROM BANKS                                                                    4,089                (5,543)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                                          16,266                19,198
                                                                                          -------------------    ------------------
CASH AND DUE FROM BANKS, END OF PERIOD                                                               $20,355               $13,655
                                                                                          ===================    ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes                                                                             3,923                 5,774
                                                                                          ===================    ==================
Cash paid for interest                                                                                34,769                25,785
                                                                                          ===================    ==================
Transfer of loans to Other real estate owned                                                              48                   582
                                                                                          ===================    ==================
Change in unrealized gain on available for sale securities, net of deferred taxes                     (1,250)                1,069
                                                                                          ===================    ==================

 See Notes to consolidated financial statements

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1.   NATURE OF OPERATIONS

Dime Community Bancshares, Inc. (the "Company") is a Delaware corporation organized in December, 1995 at the direction of the Board of Directors of The Dime Savings Bank of Williamsburgh (the "Bank"), a federally chartered savings bank, for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion from a federal mutual savings bank to a federal stock savings bank form (the "Conversion") on June 26, 1996, in exchange for $76.4 million (54%) of the net proceeds of the offering of 14,547,500 shares of the Company's common stock (the "Offering"). As of December 31, 1998, the only significant assets of the Company are the capital stock of the Bank, the Company's loan to the ESOP, and short-term investment securities.

The Bank has been, and intends to continue to be, a community-oriented financial institution providing financial services and loans for housing within its market areas. The Bank and the Company maintain their headquarters in the Williamsburgh section of the borough of Brooklyn. As of December 31, 1998, fourteen additional offices of the Bank are located in the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of December 31, 1998, the results of operations for the three-month and six-month periods ended December 31, 1998 and 1997, cash flows for the six months ended December 31, 1998 and 1997, and changes in stockholders' equity for the six months ended December 31, 1998. The results of operations for the three-month and six-month periods ended December 31, 1998, are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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


3.   TREASURY STOCK

During the six months ended December 31, 1998, the Company repurchased 703,129 shares of its common stock into treasury. The average price of the treasury shares acquired was $22.60 per share, and all shares have been recorded at the acquisition cost.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

     Dime Community Bancshares, Inc. ("DCB") or the "Company") is a Delaware corporation and parent corporation of The Dime Savings Bank of Williamsburgh ("DSBW" or the "Bank"), a federally chartered stock savings bank.

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

ACQUISITION OF FINANCIAL BANCORP, INC.

     As of the close of business on January 21, 1999, (the "Effective Time"), DCB, completed an acquisition of Financial Bancorp, Inc., a Delaware corporation ("FIBC"), pursuant to the Agreement and Plan of Merger dated as of July 18, 1998, by and between DCB and FIBC (the "Merger Agreement"). As part of the acquisition, FIBC's wholly-owned subsidiary, Financial Federal Savings Bank, merged with and into DSBW, with DSBW as the resulting financial institution.

     Pursuant to the Merger Agreement, FIBC stockholders were entitled to receive an aggregate of $34.5 million in cash and 1,504,703 shares of DCB common stock. Based upon the closing price of DCB common stock on January 21, 1999, the total consideration paid to FIBC stockholders, in the form of cash or DCB stock, was $66.5 million.

     The transaction was accounted for as a purchase transaction, and is expected to result in the addition of approximately $43.0 million in goodwill to DCB's balance sheet, to be amortized over approximately 20 years. FIBC's total assets and deposits were approximately $319.0 million and $231.0 million, respectively at December 31, 1998.

SELECTED FINANCIAL HIGHLIGHTS AND OTHER DATA
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                        AT OR FOR THE THREE MONTHS       AT OR FOR THE SIX MONTHS
                                                                            ENDED DECEMBER 31,              ENDED DECEMBER 31,
                                                                        --------------------------       -------------------------
                                                                        1998<F1>            1997            1998<F1>          1997
                                                                        -------            ------           ------            -----

PERFORMANCE AND OTHER SELECTED RATIOS:
Reported Return on Average Assets                                          1.05%            0.81%            1.01%            0.83%
Core Return on Average Assets                                              0.97%            0.81%            0.98%            0.83%
Reported Return on Average Tangible Stockholders' Equity                  12.34%            7.40%           11.29%            7.25%
Core Return on Average Tangible Stockholders' Equity                      11.42%            7.40%           10.99%            7.25%
Average Interest Rate Spread <F2>                                          2.42%            3.01%            2.54%            3.11%
Net Interest Margin <F2>                                                   2.92%            3.59%            3.04%            3.67%
Non-interest Expense to Average Assets <F3>                                1.45%            1.75%            1.46%            1.79%
Efficiency Ratio <F3>                                                     45.03%           47.63%           44.92%           47.50%
Effective Tax Rate <F4>                                                   39.62%           51.28%           41.67%           50.91%
Tangible Equity to Total Tangible Assets                                   8.48%           10.81%            8.48%           10.81%
Loans/Earning Assets                                                      61.89%           59.58%           61.89%           59.58%
Loans/Deposits                                                           106.62%           82.72%          106.62%           82.72%
CASH EARNINGS DATA <F1>:
Cash Earnings                                                             $6,088           $4,410          $11,445           $8,651
Cash Return on Average Assets                                              1.37%            1.23%            1.33%            1.25%
Cash Return on Average Tangible Equity                                    16.04%           11.31%           14.90%           10.96%
Cash Non-interest Expense to Average Assets <F5>                           1.19%            1.38%            1.20%            1.42%
Cash Efficiency Ratio <F5>                                                36.96%           37.53%           36.73%           37.80%
PER SHARE DATA:
Reported EPS (Diluted)                                                    $ 0.42           $ 0.24           $ 0.77           $ 0.47
Core EPS  (Diluted)                                                         0.39           $ 0.24           $ 0.75             0.47
Cash EPS (Diluted)                                                          0.55             0.37             1.01             0.71
Stated Book Value                                                          15.42            14.97            15.42            14.97
Tangible Book Value                                                        13.31            12.69            13.31            12.69
BALANCE SHEET AVERAGES:
Average Loans                                                         $1,054,953        $ 819,873       $1,021,666        $ 799,103
Average Assets                                                         1,780,701        1,429,984        1,718,490        1,387,710
Average Earning Assets                                                 1,709,344        1,368,610        1,648,776        1,323,207
Average Deposits                                                       1,023,689        1,010,630        1,027,024          994,500
Average Equity                                                           177,184          184,248          179,728          186,252
Average Tangible Equity                                                  151,842          155,977          153,584          157,914
ASSET QUALITY SUMMARY:
Net charge-offs                                                              $ 5            $ 160            $ 149            $ 261
Nonperforming Loans                                                        1,327            2,268            1,327            2,268
Nonperforming Assets/Total Assets                                          0.10%            0.22%            0.10%            0.22%
Allowance for Loan Loss/Total Loans                                        1.10%            1.36%            1.10%            1.36%
Allowance for Loan Loss/Nonperforming Loans                              907.76%          507.72%          907.76%          507.72%

<F1>Core earnings  for the three-month and six-month periods ended December 31,
    1998 exclude non-recurring income tax recoveries of $350,000 and $225,000, respectively. Cash earnings for all periods exclude non-cash expenses related to goodwill amortization and the after-tax effect of compensation related to stock benefit plans.

<F2>Interest expense for the three months and six months ended December 31,
    1998 include $618,000 of prepayment penalties on borrowings. Excluding these penalties, the net interest rate spread and net interest margin would have been 2.58% and 3.07%, respectively, for the three months ended December 31, 1998 and 2.63% and 3.12%, respectively, for the six months ended December 31, 1998.

<F3>In calculating these ratios, non-interest expense excludes  goodwill amortization. The actual efficiency ratio and ratio of non-interest expense to average assets were 49.21% and 1.59%, respectively, for the three months ended December 31, 1998, 52.20% and 1.92%, respectively, for the three months ended December 31, 1997, 49.22% and 1.60%, respectively, for the six months ended December 31, 1998, and 52.10% and 1.96%, respectively, for the six months ended December 31, 1997.

<F4>Excluding the non-recurring New York State and New York City deferred income tax recoveries, the effective tax rate was 42.8% and 42.5%, respectively, during the three months and six months ended December 31, 1998.

<F5>In calculating these ratios, non-interest expense excludes non-cash expenses related to goodwill amortization and amortization costs related to stock benefit plans.

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

     The primary investing activities of the Company are the origination of multi-family and one-to-four-family mortgage loans, and the purchase of mortgage-backed and other securities. During the six months ended December 31, 1998, the Bank's loan originations totaled $258.9 million compared to $145.5 million for the six months ended December 31, 1997. Purchases of mortgage-backed and other securities totaled $175.6 million for the six months ended December 31, 1998 compared to $200.2 million for the six months ended December 31, 1997. These activities were funded primarily by principal repayments on loans and mortgage-backed securities, maturities of investment securities, and borrowings by means of repurchase agreements and Federal Home Loan Bank of New York ("FHLBNY") advances. Principal repayments on loans and mortgage-backed securities totaled $193.7 million during the six months ended December 31, 1998, compared to $72.1 million for the six months ended December 31, 1997. This increase has resulted from both increased balances of loans and mortgage backed securities and recent interest rate declines, which have increased the rate of principal repayments on loans and mortgage backed securities. Maturities and calls of investment securities totaled $43.9 million and $53.3 million, respectively, during the six months ended December 31, 1998 and 1997. Net borrowings in the form of FHLBNY advances or repurchase agreements totaled $219.4 million during the six months ended December 31, 1998, compared to $100.7 million during the six months ended December 31, 1997. Loan and security sales, which totaled $12.8 million and $62.6 million, respectively, during the six months ended December 31, 1998 and 1997, also provided some additional funding.

     Deposits decreased $14.4 million during the six months ended December 31, 1998, compared to an increase of $63.9 million during the six months ended December 31, 1997. The decrease in deposits was experienced primarily in certificate of deposit accounts, which declined $18.2 million, due the cessation of deposit rate promotions that the Company maintained from July, 1997 to June, 1998. Deposit flows are affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1998 totaled $463.4 million. Based upon the Company's current pricing strategy and deposit retention experience, management believes that a significant portion of such deposits will remain with the Company. Net borrowings increased $219.4 million during the six months ended December 31, 1998, with $124.0 million of this growth experienced in FHLBNY advances.

     In the normal course of its business, the Company routinely enters into various commitments, primarily relating to the origination and purchase of loans and the leasing of certain office facilities. Although completed after December 31, 1998, the cash component of the merger consideration paid to FIBC stockholders was funded by operational cash flows and FHLBNY advances. The Company anticipates that it will have sufficient funds available to meet its current commitments.

     Stockholders' equity declined $8.9 million during the six months ended December 31, 1998. During the six months ended December 31, 1998, the Company repurchased 703,129 shares of its common stock into treasury (the "Treasury Repurchases"). The aggregate cost of the Treasury Repurchases was $15.9 million, at an average price of $22.60 per share. Offsetting the impact of the Treasury Repurchases was net income of $8.7 million and amortization of the Company's Employee Stock Ownership Plan ("ESOP") and Recognition and Retention Plan ("RRP") of $2.3 million during the six months ended December 31, 1998.

     During the six months ended December 31, 1998, the Company declared and paid cash dividends totaling $2.4 million, or $0.22 per outstanding common share, on the respective dates of record. On January 14, 1999, the Company declared a cash dividend of $0.14 per outstanding common share, payable on February 10, 1999 to all shareholders of record on January 29, 1999.

     The Bank is required to maintain a minimum average daily balance of liquid assets as defined by Office of Thrift Supervision (the "OTS") regulations. The minimum required liquidity ratio is currently 4.0%. At December 31, 1998, the Bank's liquidity ratio was 11.2%. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

     The Bank monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sales and various money market investments. At December 31, 1998, the Bank had $436.9 million in short and medium term borrowings outstanding at the FHLBNY, comprised of outstanding advances of $227.5 million and securities sold under agreement to repurchase of $209.4 million. In the event that the Bank should require funding beyond its ability to generate it internally, additional sources are available through the use of the Bank's current $436.9 million borrowing limit at the FHLBNY, which may be increased through the Bank's purchase of additional FHLBNY capital stock.

     At December 31, 1998, the Bank was in compliance with all applicable regulatory capital requirements. Tangible capital totaled $130.1 million, or 7.26% of total tangible assets, and exceeded the 1.50% regulatory requirement; core capital, at 7.26% of adjusted assets, exceeded the required 3.0% regulatory minimum; and total risk-based capital, at 14.28% of risk weighted assets, exceeded the 8.0% regulatory minimum. In addition, at December 31, 1998, the Bank was considered "well-capitalized" for all regulatory purposes.

ASSET QUALITY

     Non-performing loans (loans past due 90 days or more as to principal or interest) totaled $1.3 million at December 31, 1998, as compared to $884,000 at June 30, 1998. The increase resulted primarily from one multi-family and underlying cooperative loan with an aggregate principal amount of $657,000 which became 90 days past due during the quarter ended September 30, 1998 and for which the Company recorded a charge-off of $92,000 during the quarter ended September 30, 1998. In addition, the Bank had 23 loans totaling $485,000 delinquent 60-89 days at December 31, 1998, as compared to 33 such delinquent loans totaling $328,000 at June 30, 1998. Other than the one loan discussed above, the majority of the non-performing loans and loans delinquent 60-89 days are represented by FHA/VA mortgage and consumer loans which possess small outstanding balances.

     Under Generally Accepted Accounting Priciples ("GAAP"), the Company is required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a debt constitutes a troubled-debt restructuring if the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled-debt restructurings, however, and troubled-debt restructurings do not necessarily result in non-accrual loans. The Company had two loans classified as troubled-debt restructurings at December 31, 1998, totaling $1.3 million, and all are currently performing according to their restructured terms. The current regulations of the OTS require that troubled-debt restructurings remain classified as such until either the loan is repaid or returns to its original terms. Both troubled-debt restructurings as of December 31, 1998 are on accrual status as they have been performing in accordance with the restructuring terms for over one year.

     Under GAAP, the Company established guidelines for determining and measuring impairment in loans. A loan is determined to be impaired when it is not performing in accordance with its original terms. In the event the carrying balance of an impaired loan, including all accrued interest, exceeds the estimate of its fair value, a reserve is required to be established. The recorded investment in loans deemed impaired was approximately $1.1 million as of December 31, 1998, compared to $3.1 million at June 30, 1998, and the average balance of impaired loans was $2.5 million for the six months ended December 31, 1998 compared to $4.2 million for the six months ended December 31, 1997. The impaired portion of these loans is represented by specific reserves totaling $79,000 allocated within the allowance for loan losses at December 31, 1998. Generally, the Company considers non-performing loans to be impaired loans. However, at December 31, 1998, approximately $216,000 of one- to four-family, cooperative apartment and consumer loans on nonaccrual status are not deemed impaired. All of these loans have outstanding balances less than $227,000, and are considered a homogeneous loan pool which are not required to be evaluated for impairment. As of December 31, 1998 all impaired loans are on non-accrual status.

     The balance of other real estate owned has declined from $825,000 at June 30, 1998 to $492,000 at December 31, 1998, due primarily to total sales of other real estate owned properties of $393,000 during the six months ended December 31, 1998, which was comprised primarily of one property totaling $185,000 sold in September, 1998.

     The following table sets forth information regarding the Company's non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated.

                                                                  AT DECEMBER 31,            AT JUNE 30,
                                                                       1998                      1998
                                                               -------------------        ----------------
                                                                          (Dollars In Thousands)
NON-PERFORMING LOANS:
   One- to four-family                                                        $101                    $471
   Multi-family and underlying cooperative                                   1,112                     236
   Non-residential                                                              -                       -
   Cooperative apartment                                                       100                     133
   Other loans                                                                  14                      44
                                                               -------------------        ----------------
TOTAL NON-PERFORMING LOANS                                                   1,327                     884
TOTAL OREO                                                                     492                     825
                                                               -------------------        ----------------
TOTAL NON-PERFORMING ASSETS                                                 $1,819                  $1,709
                                                               ===================        ================
TROUBLED-DEBT RESTRUCTURINGS                                                $1,290                  $3,971
TOTAL NON-PERFORMING ASSETS AND TROUBLED-DEBT
   RESTRUCTURINGS                                                            3,109                   5,680
IMPAIRED LOANS                                                               1,112                   3,136
TOTAL NON-PERFORMING LOANS TO TOTAL LOANS                                     0.12%                   0.09%
TOTAL IMPAIRED LOANS TO TOTAL LOANS                                           0.10                    0.33
TOTAL NON-PERFORMING ASSETS TO TOTAL ASSETS                                   0.10                    0.11
TOTAL NON-PERFORMING ASSETS AND TROUBLED-DEBT
   RESTRUCTURINGS TO TOTAL ASSETS                                             0.17                    0.35

Comparison of Financial Condition at December 31, 1998 and June 30, 1998

     Assets. The Company's assets totaled $1.830 billion at December 31, 1998, an increase of $205.7 million from total assets of $1.624 billion at June 30, 1998. The growth in assets was experienced primarily in real estate loans and mortgage-backed securities available for sale, which increased $141.2 million and $66.2 million, respectively. The increase in real estate loans resulted primarily from originations of $258.9 million during the six months ended December 31, 1998, of which $245.5 million were multi-family and underlying cooperative and non-residential loans, offset by principal repayments of $117.7 million. The increase in mortgage backed securities available for sale resulted from purchases of $127.9 million during the six months ended December 31, 1998, reflecting the continuation of the Company's capital leverage strategy described in more detail below, offset by principal repayments of $60.0 million. In addition, the Company experienced growth of $33.5 million and $20.4 million, respectively, in investment securities available for sale and federal funds sold, both of which were funded primarily through calls of investment securities held to maturity and principal paydowns of mortgage backed securities held to maturity of $35.2 million and $13.5 million, respectively.

     Offsetting the increase in real estate loans and mortgage-backed securities available for sale was a decline of $18.0 million in receivable for securities sold, reflecting the settlement in July, 1998, of unsettled securities sales transactions as of June 30, 1998.

     LIABILITIES. Funding for the growth in real estate loans was obtained primarily from increased FHLBNY advances of $124.0 million during the six months ended December 31, 1998. Funding for the increase in mortgage-backed securities available for sale was obtained primarily from increased securities sold under agreement to repurchase transactions of $95.5 million. Deposits decreased $14.4 million to $1.024 billion at December 31, 1998 from $1.038 billion at June 30, 1998 due primarily to the cessation of a deposit rate promotion that the Company maintained from July, 1997 to June, 1998.

     STOCKHOLDERS' EQUITY. Stockholders' equity declined $8.9 million during the six months ended December 31, 1998. The decline was primarily attributable to Treasury Repurchases of $15.9 million during the six months ended December 31, 1998. The decline in stockholders' equity also resulted from the payment of cash dividends of $2.4 million, purchases of the Company's common stock on the open market by the Benefit Maintenance Plan and RRP of $1.1 million, and a decline of $1.3 million of the unrealized gain on investment and mortgage-backed securities available for sale. Offsetting these declines in stockholders' equity was net income of $8.7 million and amortization of the Company's stock plans of $2.3 million during the six months ended December 31, 1998.

     Capital Leverage Strategy. The Company continues to deploy its excess capital through the use of a capital leverage strategy whereby the Company invests in high quality mortgage-backed securities ("leverage assets") funded by short term borrowings from various third party lenders under securities sold under agreement to repurchase transactions. The capital leverage strategy generates additional earnings for the Company by virtue of a positive interest rate spread between the yield on the leverage assets and the cost of the borrowings. Since the average term to maturity of the leverage assets exceeds that of the borrowings used to fund their purchase, the net interest income earned on the leverage strategy would be expected to decline in a rising interest rate environment. See "Market Risk." To date, the capital leverage strategy has been undertaken in accordance with limits established by the Board of Directors, aimed at enhancing profitability under moderate levels of interest rate exposure.

COMPARISON  OF  THE  OPERATING  RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31,
     1998 AND 1997

   GENERAL. Net income for the three months ended December 31, 1998, totaled $4.7 million compared to $2.9 million during the three months ended December 31, 1997. The increase in net income resulted from an increase of $207,000 in net interest income, a decline of $465,000 in the provision for loan losses, an increase of $1.4 million in non-interest income, and a decline in the Company's effective tax rate from 51.3% for the three months ended December 31, 1997 to 39.6% for the three months ended December 31, 1998.

   NET INTEREST INCOME. The discussion of net interest income for the three months ended December 31, 1998 and 1997, presented below, should be read in conjunction with the following table, which sets forth certain information relating to the Company's consolidated statements of operations for the three months ended December 31, 1998 and 1997, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                        -16-

                                                              FOR THE THREE MONTHS ENDED DECEMBER 31,
                                    --------------------------------------------------------------------------------------
                                                         1998                                        1997
                                    --------------------------------------------------------------------------------------
                                                                      AVERAGE                                       AVERAGE
                                         AVERAGE                       YIELD/            AVERAGE                     YIELD/
                                         BALANCE        INTEREST       COST             BALANCE       INTEREST        COST
                                        -----------     ---------     ---------        ---------      --------      --------
                                                                (DOLLARS IN THOUSANDS)
Assets:
  Interest-earning assets:
    Real Estate Loans <F1>               $1,049,096       $20,886         7.96%         $814,442       $17,059        8.38%
    Other loans                               5,857           126         8.61             5,431           122        8.99
    MORTGAGE-BACKED SECURITIES <F2>         464,429         7,208         6.21           332,763         5,713        6.87
    INVESTMENT SECURITIES <F2>              156,189         2,458         6.29           171,990         2,866        6.67
    FEDERAL FUNDS SOLD                       33,773           397         4.70            43,984           591        5.37
                                        -----------     ---------                      ---------      --------
      TOTAL INTEREST-EARNING ASSETS       1,709,344       $31,075         7.27%        1,368,610       $26,351        7.70%
                                        -----------     =========                      ---------      ========
     NON-INTEREST EARNING ASSETS             71,357                                       61,374
                                        -----------                                    ---------
TOTAL ASSETS                             $1,780,701                                   $1,429,984
                                        ===========                                    =========
LIABILITIES AND STOCKHOLDERS'
EQUITY:
  INTEREST-BEARING LIABILITIES:
    NOW, SUPER NOW AND
       MONEY MARKET ACCOUNTS                $49,879          $297         2.36%          $48,746          $287        2.34%
    SAVINGS ACCOUNTS                        335,914         1,786         2.11           336,129         1,913        2.26
    CERTIFICATES OF DEPOSIT                 596,877         8,353         5.55           597,359         8,706        5.78
    MORTGAGORS' ESCROW                        5,090            26         2.03             4,586            34        2.94
    BORROWED FUNDS <F3>                     533,426         8,127         5.70           203,967         3,132        6.09
                                        -----------     ---------                      ---------      --------
      TOTAL INTEREST-BEARING
         LIABILITIES                      1,521,186       $18,589         4.85%        1,190,787       $14,072        4.69%
                                        -----------     =========                      ---------      ========
  CHECKING ACCOUNTS                          41,019                                       28,396
  OTHER NON-INTEREST-BEARING
     LIABILITIES                             41,312                                       26,553
                                        -----------                                    ---------
  TOTAL LIABILITIES                       1,603,517                                    1,245,736
  STOCKHOLDERS' EQUITY                      177,184                                      184,248
                                        -----------                                    ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                $1,780,701                                   $1,429,984
                                        ===========                                    =========
NET INTEREST INCOME/ INTEREST RATE
   SPREAD<F4>                                             $12,486         2.42%                        $12,279        3.01%
                                                          =======                                     ========
NET INTEREST-EARNING ASSETS/NET
   INTEREST MARGIN <F5>                    $188,158                       2.92%         $177,823                      3.59%
                                          =========                                    =========
RATIO OF INTEREST-EARNING ASSETS
   TO INTEREST-BEARING LIABILITIES                                      112.37%                                     114.93%

<F1> In computing the average balance of loans, non-accrual loans have been included.
<F2> Includes securities classified "available for sale.
<F3> In calculating the average cost of borrowed funds for the three months ended December 31, 1998, a prepayment penalty of $618,000, which was included in interest expense borrowed funds during the period, was not annualized.
<F4> Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
<F5> Net interest margin represents net interest income as a percentage of average interest-earning assets.

RATE/VOLUME ANALYSIS

                                                               THREE MONTHS ENDED
                                                                 DECEMBER 31, 1998
                                                                    COMPARED TO
                                                               THREE MONTHS ENDED
                                                                 DECEMBER 31, 1997
                                                                INCREASE/ (DECREASE)
                                                                      DUE TO
                                                  VOLUME              RATE             TOTAL
                                               --------------      ------------     -------------
  Interest-earning assets:                                      (DOLLARS IN THOUSANDS)
    Real Estate Loans                                 $4,799             $(972)           $3,827
    Other loans                                           10                (6)                4
    Mortgage-backed securities                         2,152              (657)            1,495
    Investment securities                               (254)             (154)             (408)
    Federal funds sold                                  (128)              (66)             (194)
                                               --------------      ------------     -------------
      Total                                           $6,579           $(1,855)           $4,724
                                               ==============      ============     =============
  Interest-bearing liabilities:
    NOW, Super Now and money market accounts              $7                $3               $10
    Savings accounts                                      -               (127)             (127)
    Certificates of deposit                               (7)             (346)             (353)
    Mortgagors' escrow                                     4               (12)               (8)
    Borrowed funds                                     5,128              (133)            4,995
                                               --------------      ------------      ------------
      Total                                            5,132              (615)            4,517
                                               --------------      ------------      ------------
Net change in net interest income                     $1,447           $(1,240)             $207
                                               ==============      ============      ============

     Net interest income for the three months ended December 31, 1998 increased $207,000 to $12.5 million from $12.3 million during the three months ended December 31, 1997. The increase was attributable primarily to an increase of $340.7 million in average interest earning assets, offset by a decline in the net interest rate spread of 59 basis points. The net interest margin declined 67 basis points from 3.59% for the three months ended December 31, 1997 to 2.92% for the three months ended December 31, 1998.

     The narrowing in spread and margin reflects in part the Company's exposure to interest rate risk resulting from certain changes in the shape of the yield curve (particularly a flattening or inversion of the yield curve) and to differing indices upon which the yield on the Company's interest-earnings assets and the cost of its interest-bearing liabilities are based. For example, over the past two years the market has experienced a more significant reduction in interest rates on long-term instruments as compared to the reduction in interest rates on short-term instruments resulting in rates on long-term instruments approximating (and in some cases, going below) the rates on short-term instruments. More importantly, the spreads earned on the rate differential between assets and the liabilities funding such assets have narrowed more with respect to long-term assets as compared to short-term assets. Since a larger percentage of the Company's assets are longer term, the Company has experienced a continuous narrowing of spreads as well as a negative impact on net interest income that has been more than offset by the Company's growth in interest-earning assets. The narrowing of the spread and margin also reflects the continued activities of the capital leverage program, as the interest rate spread between assets and underlying liabilities under the capital leverage program are significantly less than the interest rate spread between the Company's other interest earning assets and interest bearing liabilities.

     INTEREST INCOME. Interest income for the three months ended December 31, 1998, was $31.1 million, an increase of $4.7 million from $26.4 million during the three months ended December 31, 1997. The increase in interest income was attributable to increased interest income on real estate loans and mortgage-backed securities of $3.8 million and $1.5 million, respectively. The increase in interest income on real estate loans was attributable primarily to an increase of $234.7 million in the average balance of real estate loans, resulting primarily from $439.7 million of real estate loans originated during the period January 1, 1998 through December 31, 1998. The increases in interest income on mortgage-backed securities were also attributable primarily to an increase in average balances of $131.7 million, resulting from $294.3 million in mortgage-backed securities purchased in accordance with the Company's capital leverage program during the period January 1, 1998 to December 31, 1998. Offsetting these increases to interest income were decreases in interest income on investment securities and federal funds sold of $408,000 and $194,000, respectively, resulting from a decline in the average balances of investment securities and federal funds sold of $15.8 million and $10.2 million, respectively. The decline in these average balances resulted from the Company utilizing funds from matured investment securities and federal funds sold to fund loan originations. Overall, the yield on interest earning assets decreased 43 basis points from 7.70% during the three months ended December 31, 1997 to 7.27% during the three months ended December 31, 1998. The decline was attributable primarily to the decrease of 42 basis points in average yield on real estate loans, resulting from increased competition in the real estate lending market. The decline also reflects declines in the average yield on mortgage backed securities and investment securities of 66 basis points and 38 basis points, respectively, due to recent declines in overall interest rates.

     INTEREST EXPENSE. Interest expense increased $4.5 million, to $18.6 million during the three months ended December 31, 1998, from $14.1 million during the three months ended December 31, 1997. This increase resulted primarily from increased interest expense of $5.0 million on borrowed funds, which resulted from an increase in average balance of $329.5 million during the three months ended December 31, 1998 compared to the three months ended December 31, 1997. The increase in the average balance of borrowed funds resulted primarily from $197.8 million of borrowed funds added during the period January 1, 1998 to December 31, 1998 under the capital leverage program. The increase in the average balance of borrowed funds also reflects the Company's shift to FHLBNY advances, which generally are medium term interest-bearing liabilities, to fund the Company's loan originations. In addition to the growth in average balances, the average cost of interest bearing liabilities increased 16 basis points to 4.85% during the quarter ended December 31, 1998, from 4.69% during the quarter ended December 31, 1997. The increase in the average cost of interest bearing liabilities resulted from the increase in the average balances of borrowed funds, which generally have higher average costs than deposits, the average balances of which remained relatively stable. In addition, interest expense on borrowings include a prepayment penalty of $618,000, as the Company, in response to recent reductions in interest rates, replaced $10.0 million of existing long-term borrowings with new borrowings at an extended maturity and substantially lower average cost. Offsetting the increase in interest expense on borrowings were declines of $353,000 and $127,000, respectively, in interest expense on certificates of deposit and savings accounts. These declines resulted primarily from reductions in the average cost of certificates of deposit and savings accounts of 23 basis points and 15 basis points, respectively. The decline in average cost of savings accounts resulted from recent rate reductions by the Company in response to an overall decline in interest rates in the Company's local market. The decline in the average cost of certificates of deposit accounts resulted primarily from the cessation of deposit rate promotions that the Company maintained from July, 1997 to June, 1998.

   PROVISION FOR LOAN LOSSES. The provision for loan losses decreased $465,000 to $60,000 for the three months ended December 31, 1998, from $525,000 for the three months ended December 31, 1997. The decline in the provision for loan losses reflects  the  decline  in non-performing loans from $2.3 million at December 31, 1997, to $1.3 million at December 31, 1998, although non-performing loans increased to $1.3 million during the six months ended December 31, 1998, from $884,000
million  at  June  30, 1998 (primarily  relating  to  one  loan).   The
allowance for loan losses decreased slightly to $12.0 million at December 31, 1998, from $12.1 million at June 30, 1998, as net charge-
offs of $149,000   (primarily  due  to
the same loan that comprised the increase in non-performing loans) during the period exceeded the loan loss provision of $120,000. See "Asset Quality."

     NON-INTEREST INCOME. Non-interest income increased $1.4 million to $2.4 million during the quarter ended December 31, 1998, from $1.0 million during the quarter ended December 31, 1997, primarily due to increased prepayment penalties of $748,000, which resulted from increased interest rate competition on new loans. In addition, income on FHLBNY capital stock increased $197,000, due to an increase in the balance of FHLBNY capital stock from $9.5 million at December 31, 1997 to $21.8 million at December 31, 1998. The increase in the average balance of FHLBNY capital stock resulted from the Company's desire to increase its overall borrowing level with the FHLBNY during this period. See "Liquidity and Capital Resources." The increase in non-interest income also reflects increased gains on sales and redemptions of securities of $373,000, due primarily to the sale of $1.4 million in equity securities, and increased service fees and customer charges related to deposit accounts of $81,000.

     NON-INTEREST EXPENSE. Non-interest expenses increased $214,000, from $6.9 million during the quarter ended December 31, 1997, to $7.1 million during the quarter ended December 31, 1998. Salaries and employee benefit expense increased $344,000 due to staffing and salary increases during the past twelve months. This increase was partially offset by a decline of $168,000 in compensation expense related to the Company's ESOP and RRP, resulting from both a reduction in allocated RRP shares resulting from retirees under the Company's recent early retirement window, and the reduction in the overall ESOP compensation expense resulting from the decline in the average market price of the Company's common stock during the quarter ended December 31, 1998. In May, 1998, the Company offered 26 employees who met specific age and years of service criteria, the opportunity to retire early. Of the 26 persons offered, 15 accepted and eleven declined.

     Occupancy and equipment expense declined $91,000 due primarily to cost savings associated with the sale of the Company's Roslyn office in May, 1998.

     Data processing costs increased $31,000 during the quarter ended December 31, 1998, compared to the quarter ended December 31, 1997, due primarily to increased loan activity and Year 2000 compliance costs. See "The Year 2000 Problem." Offsetting the increase in data processing costs was a decline of $24,000 in the provision for losses on other real estate owned, which resulted primarily from a reduction in other real estate owned balance from $965,000 at December 31, 1997, to $492,000 at December 31, 1998. See "Asset Quality."

     Other expenses increased $121,000 during the quarter ended December 31, 1998 compared to the quarter ended December 31, 1997 due primarily to payments totaling $78,000 received during the quarter ended December 31, 1997 related to outstanding claims against Nationar, a failed check processing agent, which were recorded as a reduction in non-interest expense. The increase in other expenses also reflects increased audit and accounting expenses.

     INCOME TAX EXPENSE. Income tax expense totaled $3.1 million for the three months ended December 31, 1998, compared to $3.0 million for the three months ended December 31, 1997, an increase of $35,000. During the three months ended December 31, 1998, the Company recorded a recovery of deferred New York State and City deferred taxes of $350,000. Excluding this recovery, the Company's income tax expense would have increased $385,000, reflecting an increase of $1.8 million in pre-tax income, offset by a reduction in the effective tax rate from 51.3% during the quarter ended December 31, 1997, to 42.8% during the quarter ended December 31, 1998. The decline in the effective tax rate was primarily attributable to certain tax benefits associated with the formation and funding of subsidiaries of the Bank in April, 1998.

COMPARISON OF THE OPERATING RESULTS  FOR  THE SIX MONTHS ENDED DECEMBER
     31, 1998 AND 1997

     GENERAL. Net income for the six months ended December 31, 1998, totaled $8.7 million compared to $5.7 million during the six months ended December 31, 1997. The increase in net income resulted from an increase of $781,000 in net interest income, a decline of $930,000 in the provision for loan losses, an increase of $1.6 million in non-interest income, and a decline in the Company's effective tax rate from 50.9% for the six months ended December 31, 1997 to 41.7% for the six months ended December 31, 1998.

     NET INTEREST INCOME. The discussion of net interest income for the six months ended December 31, 1998 and 1997, presented below, should be read in conjunction with the following table, which sets forth certain information relating to the Company's consolidated statements of operations for the six months ended December 31, 1998 and 1997, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                        -21-

                                                               FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   -----------------------------------------------------------------------------------------
                                                        1998                                         1997
                                   -----------------------------------------------------------------------------------------
                                                                      AVERAGE                                      AVERAGE
                                         AVERAGE                       YIELD/          AVERAGE                       YIELD/
                                         BALANCE       INTEREST         COST           BALANCE        INTEREST        COST
                                       ------------    ----------     ---------       ----------      --------    ---------
Assets:                                                                    (DOLLARS IN THOUSANDS)
  Interest-earning assets:
    Real Estate Loans <F1>               $1,015,970       $40,815          8.03%        $793,640       $33,328        8.40%
    Other loans                               5,696           253          8.88            5,463           251        9.19
    MORTGAGE-BACKED SECURITIES <F2>         442,282        14,060          6.36          318,317        10,906        6.85
    INVESTMENT SECURITIES <F2>              157,567         4,857          6.16          167,296         5,550        6.55
    FEDERAL FUNDS SOLD                       27,261           673          4.94           38,491         1,044        5.42
                                       ------------    ----------                     ----------      --------
      TOTAL INTEREST-EARNING ASSETS       1,648,776       $60,658          7.36%       1,323,207       $51,079        7.72%
                                       ------------    ==========                     ----------      ========
     NON-INTEREST EARNING ASSETS             69,714                                       64,503
                                       ------------                                   ----------
TOTAL ASSETS                             $1,718,490                                   $1,387,710
                                       ============                                   ==========
LIABILITIES AND STOCKHOLDERS'
  EQUITY:
  INTEREST-BEARING LIABILITIES:
    NOW, SUPER NOW AND
       MONEY MARKET ACCOUNTS                $49,840          $589          2.34%         $48,942          $579        2.35%
    SAVINGS ACCOUNTS                        337,003         3,708          2.18          338,367         3,849        2.26
    CERTIFICATES OF DEPOSIT                 600,753        16,995          5.61          579,225        16,792        5.75
    MORTGAGORS' ESCROW                        4,857            50          2.04            4,125            52        2.50
    BORROWED FUNDS <F3>                     472,598        14,230          5.84          180,268         5,502        6.05
                                       ------------    ----------                     ----------      --------
      TOTAL INTEREST-BEARING
        LIABILITIES                       1,465,051       $35,572          4.82%       1,150,927       $26,774        4.61%
                                       ------------    ==========                     ----------      ========
  CHECKING ACCOUNTS                          39,428                                       27,966
  OTHER NON-INTEREST-BEARING
     LIABILITIES                             34,282                                       22,565
                                       ------------                                   ----------
      TOTAL LIABILITIES                   1,538,761                                    1,201,458
  STOCKHOLDERS' EQUITY                      179,728                                      186,252
                                       ------------                                   ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                $1,718,489                                   $1,387,710
                                       ============                                   ==========
NET INTEREST INCOME/ INTEREST RATE
   SPREAD <F4>                                            $25,086          2.54%                       $24,305        3.11%
                                                       ==========                                     ========
NET INTEREST-EARNING ASSETS/NET
   INTEREST MARGIN <F5>                    $183,725                        3.04%        $172,280                      3.67%
                                       ============                                   ==========
RATIO OF INTEREST-EARNING ASSETS
   TO INTEREST-BEARING LIABILITIES                                       112.54%                                    114.97%

<F1> In computing the average balance of loans, non-accrual loans have been included.
<F2> Includes securities classified "available for sale.
<F3> In calculating the average cost of borrowed funds for the three months ended December 31, 1998, a prepayment penalty of $618,000, which was included in interest expense on borrowed funds during the period, was not annualized.
<F4> Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
<F5> Net interest margin represents net interest income as a percentage of average interest-earning assets.

                                        -22-
RATE/VOLUME ANALYSIS

                                                                  SIX MONTHS ENDED
                                                                  DECEMBER 31, 1998
                                                                    COMPARED TO
                                                                  SIX MONTHS ENDED
                                                                  DECEMBER 31, 1997
                                                                 INCREASE/ (DECREASE)
                                                                      DUE TO
                                                  VOLUME              RATE              TOTAL
                                               --------------      ------------      ------------
                                                               (DOLLARS IN THOUSANDS)
  Interest-earning assets:
    Real Estate Loans                                 $9,146           $(1,659)           $7,487
    Other loans                                           11                (9)                2
    Mortgage-backed securities                         4,091              (937)            3,154
    Investment securities                               (311)             (382)             (693)
    Federal funds sold                                  (292)              (79)             (371)
                                               --------------      ------------      ------------
      Total                                          $12,645           $(3,066)           $9,579
                                               ==============      ============      ============
  Interest-bearing liabilities:
    NOW, Super Now and money market accounts             $12               $(2)              $10
    Savings accounts                                     (10)             (131)             (141)
    Certificates of deposit                              618              (415)              203
    Mortgagors' escrow                                     9               (11)               (2)
    Borrowed funds                                     8,921              (193)            8,728
                                               --------------      ------------      ------------
      Total                                            9,550              (752)            8,798
                                               --------------      ------------      ------------
Net change in net interest income                     $3,095           $(2,314)             $781
                                               ==============      ============      ============

     Net interest income for the six months ended December 31, 1998 increased $781,000 to $25.1 million from $24.3 million during the six months ended December 31, 1997. The increase was attributable primarily to an increase of $325.6 million in average interest earning assets, offset by a decline in the net interest rate spread of 57 basis points. The net interest margin declined 63 basis points from 3.67% for the six months ended December 31, 1997 to 3.04% for the six months ended December 31, 1998.

     The narrowing in spread and margin reflects in part the Company's exposure to interest rate risk resulting from certain changes in the shape of the yield curve (particularly a flattening or inversion of the yield curve) and to differing indices upon which the yield on the Company's interest-earnings assets and the cost of its interest-bearing liabilities are based. For example, over the past two years the market has experienced a more significant reduction in interest rates on long-term instruments as compared to the reduction in interest rates on short-term instruments resulting in rates on long-term instruments approximating (and in some cases, going below) the rates on short-term instruments. More importantly, the spreads earned on the rate differential between assets and the liabilities funding such assets have narrowed more with respect to long-term assets as compared to short-term assets. Since a larger percentage of the Company's assets are longer term, the Company has experienced a continuous narrowing of spreads as well as a negative impact on net interest income that has been more than offset by the Company's growth in interest-earning assets. The narrowing of the spread and margin also reflects the continued activities of the capital leverage program, as the interest rate spread between assets and underlying liabilities under the capital leverage program are significantly less than the interest rate spread between the Company's other interest earning assets and interest bearing liabilities.

     INTEREST INCOME. Interest income for the six months ended December 31, 1998, was $60.7 million, an increase of $9.6 million from $51.1 million during the six months ended December 31, 1997. The increase in interest income was attributable to increased interest income on real estate loans and mortgage-backed securities of $7.5 million and $3.2 million, respectively. The increase in interest income on real estate loans was attributable primarily to an increase of $222.3 million in the average balance of real estate loans, resulting primarily from $439.7 million of real estate loans originated during the period January 1, 1998 through December 31, 1998. The increases in interest income on mortgage-backed securities were also attributable primarily to an increase in average balances of $124.0 million, resulting from $294.3 million in mortgage-backed securities purchased in accordance with the Company's capital leverage program during the period January 1, 1998 to December 31, 1998. Offsetting these increases to interest income was a decrease in interest income on investment securities and federal funds sold of $693,000 and $371,000, respectively, resulting, in part, from a decline in the average balances of investment securities and federal funds sold of $9.7 million and $11.2 million, respectively. The decline in these average balances resulted from the Company utilizing funds from matured investment securities and federal funds sold to fund loan originations. Overall, the yield on interest earning assets decreased 36 basis points from 7.72% during the six months ended December 31, 1997 to 7.36% during the six months ended December 31, 1998. The decline was attributable primarily to the decrease of 37 basis points in average yield on real estate loans, resulting from increased competition in the real estate lending market. The decline also reflects declines in the average yield on mortgage backed securities and investment securities of 49 basis points and 47 basis points, respectively, due to recent declines in overall interest rates.

     INTEREST EXPENSE. Interest expense increased $8.8 million, to $35.6 million during the six months ended December 31, 1998, from $26.8 million during the six months ended December 31, 1997. This increase resulted primarily from increased interest expense of $8.7 million on borrowed funds, which resulted from an increase in the average balance of $292.3 million during the six months ended December 31, 1998 compared to the six months ended December 31, 1997. The increase in the average balance resulted primarily from $197.8 million of borrowed funds added during the period January 1, 1998 to December 31, 1998 under the capital leverage program. The increase in the average balance also reflects the Company's shift to FHLBNY advances, which generally are medium term interest-bearing liabilities, to fund the Company's loan originations. In addition to the growth in average balances, the average cost of interest bearing liabilities increased 21 basis points to 4.82% during the six months ended December 31, 1998, from 4.61% during the six months ended December 31, 1997. The increase in the average cost of interest bearing liabilities resulted from increased average balances of certificate of deposit accounts and borrowed funds, which generally have higher average costs than other deposits, the average balances of which remained relatively stable. Offsetting the increase in interest expense on borrowings was a decline of $141,000 in interest expense on savings accounts. This decline resulted primarily from reductions in the average cost of savings accounts of 8 basis points, reflecting recent rate reductions by the Company in response to an overall decline in interest rates in the Company's local market.

     PROVISION FOR LOAN LOSSES. The provision for loan losses decreased $930,000 to $120,000 for the six months ended December 31, 1998, from $1.1 million for the six months ended December 31, 1997. The decline in the provision for loan losses reflects the decline in non-performing loans from $2.3 million at December 31, 1997, to $1.3 million at December 31, 1998, although non-performing loans increased to $1.3 million during the six months ended December 31, 1998, from $884,000 million at June 30, 1998 (primarily relating to one loan). The allowance for loan losses decreased slightly to $12.0 million at December 31, 1998, from $12.1 million at June 30, 1998, as net charge-offs of $149,000 (primarily due to the same loan that comprised the increase in non-performing loans) during the period exceeded the loan loss provision of $120,000. See "Asset Quality."

     NON-INTEREST INCOME. Non-interest income increased $1.7 million to $3.7 million during the quarter ended December 31,
1998, from $2.0 million during the quarter  ended  December  31,
1997,   primarily  due  to  increased  prepayment  penalties  of
$797,000,   which   resulted   from   increased   interest  rate
competition on new loans. In addition, income on FHLBNY capital stock increased $288,000, due to an increase in the balance of FHLBNY capital stock from $9.5 million at December 31, 1997 to $21.8 million at December 31, 1998. The increase in the average balance of FHLBNY capital stock resulted from the Company's desire to increase its overall borrowing level with the FHLBNY during this period. See "Liquidity and Capital Resources." The increase in non-interest income also reflects increased gains on sales and redemptions of securities of $506,000, due primarily to the sale of $1.4 million in equity securities, and increased service fees and customer charges related to deposit accounts of $158,000.

     NON-INTEREST EXPENSE. Non-interest expense increased $160,000, from $13.6 million during the six months ended December 31, 1997, to $13.8 million during the six months ended December 31, 1998. Salaries and employee benefit expense increased $553,000 due to staffing and salary increases during the past twelve months. This increase was partially offset by a decline of $243,000 in compensation expense related to the Company's ESOP and RRP, resulting from both a reduction in allocated RRP shares resulting from retirees under the Company's recent early retirement window, and the reduction in the overall ESOP compensation expense resulting from the decline in the average market price of the Company's common stock during the six months ended December 31, 1998. In May, 1998, the Company offered 26 employees who met specific age and years of service criteria, the opportunity to retire early. Of the 26 persons offered, 15 accepted and eleven declined.

     Occupancy and equipment expense declined $273,000 due primarily to refunds of $144,000 related to real estate taxes on branch properties, which were recorded as a reduction of occupancy and equipment expense during the quarter ended September 30, 1998, and cost savings associated with the sale of the Company's Roslyn office in May, 1998.

     Data processing costs increased $62,000 during the six months ended December 31, 1998, compared to the six months ended December 31, 1997, due primarily to increased loan activity and Year 2000 compliance costs. See "The Year 2000 Problem." Offsetting the increase in data processing costs was a decline of $81,000 the in the provision for losses on other real estate owned, which resulted primarily from a reduction in the other real estate owned balance from $965,000 at December 31, 1997, to $492,000 at December 31, 1998.

     Other expenses increased $138,000 due primarily to payments of $78,000 received during the six months ended December 31, 1997 related to outstanding claims against Nationar, a failed check processing agent, which were recorded as a reduction in non-interest expense. The increase in other expenses also reflects increased audit and accounting expenses.

     INCOME TAX EXPENSE. Income tax expense totaled $6.2 million for the six months ended December 31, 1998, compared to $5.9 million for the six months ended December 31, 1997, an increase of $256,000. During the six months ended December 31, 1998, the Company recorded a recovery of deferred New York State and City deferred taxes of $350,000. Excluding this recovery, the Company's income tax expense would have increased $606,000, reflecting an increase of $3.2 million in pre-tax income, offset by a reduction in the effective tax rate from 50.9% during the six months ended December 31, 1997, to 42.5% during the six months ended December 31, 1998. The decline in the effective tax rate was primarily attributable to certain tax benefits associated with the formation and funding of subsidiaries of the Bank in April, 1998.

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

   The OTS, the Company's primary federal bank regulatory agency, along with the other federal bank regulatory agencies has published substantive guidance on the Year 2000 Problem and has included Year 2000 compliance as a substantive area of examination for both regularly scheduled and special bank examinations. These publications, in addition to providing guidance as to examination criteria, have outlined requirements for creation and implementation of a compliance plan and target dates for testing and implementation of corrective action, as discussed below. As a result of the oversight by and authority vested in the federal bank regulatory agencies, a financial institution that does not become Year 2000 compliant could become subject to administrative remedies similar to those imposed on financial institutions otherwise found not to be operating in a safe and sound manner, including remedies available under prompt correction active regulations.

   The Company has developed and is implementing a Year 2000 Project Plan (the "Plan") to address the Year 2000 Problem and its effects on the Company. The Plan includes five components which address issues involving awareness, assessment, renovation, validation and implementation. The Company has completed the awareness and assessment phases of the Plan. During the awareness and assessment phases of the Plan, the Company inventoried all material information systems and reviewed them for Year 2000 compliance. Among the systems reviewed were computer hardware and systems software, applications software and communications hardware and software as well as embedded or automated devices. As noted below, this review included both internal systems and those of third party vendors which provide systems such as retail deposit processing, loan origination processing, loan servicing and general ledger and accounting systems and software. The Company is now actively involved in the renovation, validation and implementation phase, which is 40% complete. Under regulatory guidelines issued by the federal banking regulators, the Bank and the Company must substantially complete testing of core mission critical internal systems by December 31, 1998 with testing of both internally and externally supplied systems complete and all renovation substantially complete by June 30, 1999. In accordance with those guidelines, the Company completed testing of its mission critical systems prior to September 1, 1998, and its customer systems prior to December 31, 1998. The Company has agreed to use its facilities as a test site for its major retail deposit processor allowing the Company additional opportunity to test and stress such system. The Company expects to meet the deadlines noted above.

     As  part  of  the  Plan,   the   Company   has  had  formal
communications   with  all  of  its  significant  suppliers   to
determine the extent to which the Company is vulnerable to those third parties' failure  to remediate their own Year 2000 Problem and has been following the  progress of those vendors with their
Year 2000 compliance status.   The  Company  presently  believes
that, with modifications to existing software and conversions to new software and hardware where necessary, the Year 2000 Problem will be mitigated without causing a material adverse impact on
the operations  of  the  Company.   At  this  time,  the Company
anticipates most of its hardware and software systems  to become
Year  2000  compliant,  tested  and  operational within the OTS'
suggested  time  frame.   However,  if  such  modifications  and
conversions are not made or are not complete on a timely basis, the Year 2000 Problem could have an adverse impact on the operations of the Company.

   Despite its best efforts to ensure Year 2000 compliance, it is possible that one or more of the Company's internal or external systems may fail to operate. At this time, while the Company expects to become Year 2000 compliant, the probability of such likelihood cannot be determined. In the event that system failures occur related to the Year 2000 Problem, the Company has developed contingency plans, which involve, among other actions, utilization of an alternate service provider or alternate products available through the current vendor. The Company is currently revising its contingency plan to specifically address other potential business continuance issues related to the Year 2000 Problem such as general utility failures. The revised contingency plan is expected to be approved by the Company's of Directors prior to June 30, 1999.

     The Company has reviewed its customer base to determine whether they pose significant Year 2000 risks. The Company's customer base consists primarily of individuals who utilize the Company's services for personal, household or consumer uses. Individually, such customers are not likely to pose significant Year 2000 risks directly. The Company has had formal communications with its significant borrowers in order to determine the extent to which the Company is vulnerable to failure, by these significant borrowers, to remediate their own Year 2000 Problem. The Company has been monitoring the progress of those borrowers with their Year 2000 compliance status. It is not possible at this time to gauge the indirect risks which could be faced if employers, or other business entities from which these significant borrowers derive a substantial portion of their cash flows, encounter unresolved Year 2000 issues.

   Monitoring and managing the Year 2000 project will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. The Company estimates that total costs related to the Year 2000 Problem will not exceed $100,000. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. To date, two-thirds of the total estimated costs associated with the Year 2000 Problem have already been expensed.

ITEM  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT  MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at June 30, 1998 in Exhibit 13.1 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 1998. There have been no material changes in the Company's market risk at December 31, 1998 compared to June 30, 1998. The following is an update of the discussion provided therein:

   GENERAL. The Company's largest component of market risk continues to be interest rate risk. Virtually all of this risk continues to reside at the Bank level. The Bank is not subject to foreign currency exchange or commodity price risk. At December 31, 1998, neither the Company nor the Bank owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

   ASSETS, DEPOSIT LIABILITIES AND WHOLESALE FUNDS.   There  has
been no material change in the composition of assets, deposit liabilities or wholesale funds from June 30, 1998 to December
31, 1998.

   GAP ANALYSIS. The one-year and five-year cumulative interest sensitivity gap as a percentage of total assets still fall within 2% of their levels at June 30, 1998 utilizing the same assumptions as at June 30, 1998.

   INTEREST RATE RISK COMPLIANCE. The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at June 30, 1998. There have been no changes in the board approved limits of acceptable variance in net interest income and net portfolio value at December 31, 1998 compared to June 30, 1998, and the projected changes continue to fall within the board approved limits at all levels of potential interest rate volatility.




PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in various legal actions arising in the ordinary course of its business which, in the aggregate, involve amounts which are believed to be immaterial to the financial condition and results of operations of the Company.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (n) The Company's Annual Meeting of Shareholders was held on November 12, 1998.

     (o) Not applicable.

     (c) The following is a summary of the matters voted upon at the meeting and the votes obtained:

                                        -28-

                                                       VOTES                          VOTES          BROKER
DESCRIPTION                         VOTES FOR         AGAINST     ABSTENTIONS        WITHHELD       NON-VOTES
1)  Election of the following
individuals as Director for a
term of six years:
     Patrick E. Curtin             10,002,949             -0-             -0-         110,377             -0-
     Fred P. Fehrenbach            10,040,599             -0-             -0-          72,727             -0-
     Malcolm T. Kitson             10,039,900             -0-             -0-          73,426             -0-
     Stanley Meisels               10,041,499             -0-             -0-          71,827             -0-

2)    Ratification   of   the
appointment   of  Deloitte  &
Touche   LLP   to   act    as
independent  auditors for the
Company for the  fiscal  year
ended June 30, 1999                10,040,310          33,853          39,163             -0-             -0-

     (d) Not applicable.

ITEM 5.     OTHER INFORMATION

     None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (p) EXHIBITS
           Exhibit 11.   Statement Re:  Computation of Per Share Earnings

           Exhibit 27.   Financial  Data  Schedule  (included only
                           with EDGAR filing).

     (B)   REPORTS ON FORM 8-K

           On  October  20,  1998,  the Company filed a  Current
Report on Form 8-K, relating to the release of its earnings for the quarterly period ended September 30, 1998.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Dime Community Bancshares, Inc.


Dated:   February 16, 1999          By:   /s/ VINCENT F. PALAGIANO
                                         -------------------------------
                                          Vincent F. Palagiano
                                          Chairman  of the Board and
                                            Chief Executive Officer






Dated:   February 16, 1999            By: /s/   KENNETH J. MAHON
                                         -------------------------------
                                         Kenneth J. Mahon
                                         Executive  Vice  President and
                                           Chief Financial Officer