Form 10-Q
period 1999-03-31
DIME COMMUNITY BANCSHARES INC
filed 1999-05-17
CIK 1005409

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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
(1)  YES  X    NO ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASSES OF COMMON STOCK     NUMBER OF SHARES OUTSTANDING, APRIL 30, 1999

           $.01 Par Value                        12,959,288

                                                                          PAGE
Item 1.     Financial Statements
            Consolidated  Statements of Condition at March 31, 1999
              (Unaudited) and June 30, 1998                                  3
            Consolidated Statements of Operations and Comprehensive
               Income for the Three Months and Six Months
               Ended December 31, 1998 and 1997 (Unaudited)                  4
            Consolidated Statements of Changes in Stockholders' Equity
               for the Nine Months Ended March 31, 1999 (Unaudited)          5
            Consolidated Statements of Cash Flows for the Nine Months
               Ended March 31, 1999 and 1998 (Unaudited)                     6
            Notes to Consolidated Financial Statements (Unaudited)         7-8
Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                  9-25
Item 3      Quantitative and Qualitative Disclosure About Market Risk       26

                                  PART II - OTHER INFORMATION
Item 1.     Legal Proceedings                                               26
Item 2.     Changes in Securities and Use of Proceeds                       26
Item 3.     Defaults Upon Senior Securities                                 26
Item 4.     Submission of Matters to a Vote of Security Holders             27
Item 5.     Other Information                                               27
Item 6.     Exhibits and Reports on Form 8-K                                27
            Signatures                                                      28
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

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                      AT MARCH 31,
                                                                                         1999                         AT JUNE 30,
                                                                                      (UNAUDITED)                        1998
                                                                              ----------------------------          ---------------
ASSETS:
Cash and due from banks                                                                           $15,577                  $16,266
Investment securities held to maturity (estimated market value of $38,588
   and $78,593 at March 31, 1999 and June 30, 1998, respectively)                                  38,229                   78,091
Investment securities available for sale:
    Bonds and notes (amortized cost of $152,361 and $72,715 at March 31,
    1999 and June 30, 1998, respectively)                                                         152,498                   73,031
Marketable equity securities (historical cost of $13,996 and $10,425 at
    March 31, 1999 and June 30, 1998, respectively)                                                14,768                   12,675
Mortgage backed securities held to maturity (estimated market value of
    $27,602 and $47,443 at March 31, 1999 and June 30, 1998, respectively)                         26,960                   46,714
Mortgage backed securities available for sale (amortized cost of $517,462
    and $361,372 at March 31, 1999 and June 30, 1998, respectively)                               518,972                  363,875
Federal funds sold                                                                                 17,727                    9,329
Loans:
   Real estate                                                                                  1,322,454                  943,864
   Other loans                                                                                      7,405                    5,716
   Less: Allowance for loan losses                                                                (15,057)                 (12,075)
                                                                                       -------------------          ---------------
   Total loans, net                                                                             1,314,802                  937,505
                                                                                       -------------------          ---------------
Loans held for sale                                                                                   642                      541
Premises and fixed assets                                                                          15,259                   10,742
Federal Home Loan Bank of New York Capital Stock                                                   27,075                   10,754
Other real estate owned, net                                                                          708                      825
Goodwill                                                                                           65,648                   24,028
Receivable for securities sold                                                                         -                    18,008
Other assets                                                                                       35,877                   21,542
                                                                                       -------------------          ---------------
TOTAL ASSETS                                                                                   $2,244,742               $1,623,926
                                                                                       ===================          ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Due to depositors                                                                              $1,253,142               $1,038,342
Escrow and other deposits                                                                          25,185                   15,395
Securities sold under agreements to repurchase                                                    452,329                  256,601
Federal Home Loan Bank of New York advances                                                       260,000                  103,505
Payable for securities purchased                                                                   21,046                   12,062
Accrued postretirement benefit obligation                                                           2,703                    2,721
Other liabilities                                                                                  14,654                    8,951
                                                                                       -------------------          ---------------
TOTAL LIABILITIES                                                                               2,029,059                1,437,577
                                                                                       -------------------          ---------------
STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par, 9,000,000 shares authorized,
   none outstanding at March 31, 1999 and June 30, 1998)                                              -                        -
Common stock ($0.01 par, 45,000,000 shares authorized, 14,583,400 shares and 14,551,100 shares issued at March 31, 1999 and June 30, 1998, respectively, and 12,966,788 shares and 12,176,513 shares outstanding
   at March 31, 1999 and June 30, 1998, respectively)                                                 145                      145
Additional paid-in capital                                                                        148,514                  143,322
Retained earnings (substantially restricted)                                                      115,265                  105,158
Accumulated other comprehensive income                                                              1,271                    2,763
LESS:
   Unallocated common stock of Employee Stock Ownership Plan                                       (8,302)                  (9,175)
   Unearned common stock of Recognition and Retention Plan                                         (6,522)                  (6,963)
   Common stock held by Benefit Maintenance Plan                                                     (831)                    (431)
   Treasury stock, at cost (1,616,612 shares and 2,374,587 shares at
      March 31, 1998 and June 30, 1998, respectively)                                             (33,857)                 (48,470)
                                                                                       -------------------          ---------------
TOTAL STOCKHOLDERS' EQUITY                                                                        215,683                  186,349
                                                                                       -------------------          ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $2,244,742               $1,623,926
                                                                                       ===================          ===============

See notes to consolidated financial statements

                                        -4-
DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED) (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                    FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                                      ENDED MARCH 31,                    ENDED MARCH 31,
                                                                 1999               1998              1999               1998
                                                               --------           ---------         --------         ----------
INTEREST INCOME:
Loans secured by real estate                                    $24,764             $17,858         $65,579             $51,186
Other loans                                                         156                 122             409                 373
INVESTMENT SECURITIES                                             2,870               2,595           7,727               8,145
MORTGAGE-BACKED SECURITIES                                        7,621               6,005          21,681              16,911
FEDERAL FUNDS SOLD                                                  406                 480           1,079               1,524
                                                               --------            --------         --------           --------
   TOTAL INTEREST  INCOME                                        35,817              27,060          96,475              78,139
                                                               --------            --------         --------           --------
INTEREST EXPENSE:
Deposits  and escrow                                             11,393              10,847          32,735              32,119
Borrowed funds                                                    8,935               3,754          23,165               9,256
                                                               --------            --------         --------           --------
   TOTAL INTEREST EXPENSE                                        20,328              14,601          55,900              41,375
      NET INTEREST INCOME                                        15,489              12,459          40,575              36,764
PROVISION FOR LOAN LOSSES                                            60                 525             180               1,575
                                                               --------            --------         --------           --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              12,429              11,934          40,395              35,189
                                                               --------            --------         --------           --------
NON-INTEREST INCOME:
Service charges and other fees                                      719                 492           1,880               1,722
Net gain on sales and redemptions of securities and
    other assets                                                     45                 221             799                 399
Net gain on sales of loans                                           35                  16              62                  40
Other                                                             1,107                 532           2,826               1,113
                                                               --------            --------         --------           --------
   TOTAL NON-INTEREST INCOME                                      1,906               1,261           5,567               3,274
                                                               --------            --------         --------           --------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                    3,281               3,064           9,079               8,309
ESOP and RRP compensation expense                                 1,108                 940           3,398               3,473
Occupancy and equipment                                             847                 773           2,069               2,268
Federal deposit insurance premiums                                  113                  88             287                 259
Data processing costs                                               334                 299             955                 858
Provision (credit) for losses on Other real estate
   owned                                                             -                   15              (2)                 94
Goodwill amortization                                             1,021                 602           2,224               1,804
Core deposit intangible amortization                                158                  17             158                  52
Other                                                             1,310               1,265           3,770               3,552
                                                               --------            --------         --------           --------
   TOTAL NON-INTEREST EXPENSE                                     8,172               7,063          21,938              20,669
                                                               --------            --------         --------           --------
INCOME BEFORE INCOME TAXES                                        9,163               6,132          24,024              17,794
INCOME TAX EXPENSE                                                3,614               2,794           9,807               8,731
                                                               --------            --------         --------           --------
        NET INCOME                                               $5,549              $3,338         $14,217              $9,063
                                                               ========            ========         ========           ========
EARNINGS PER SHARE:
   BASIC                                                          $0.49               $0.31           $1.33               $0.82
                                                               ========            ========         ========           ========
   DILUTED                                                        $0.45               $0.28           $1.23               $0.75
                                                               ========            ========         ========           ========
STATEMENTS OF COMPREHENSIVE INCOME:
   Net Income                                                    $5,549              $3,338         $14,217              $9,063
   Change in unrealized gain on securities available
      for sale, net of deferred taxes                              (242)               (286)         (1,492)                783
   Reclassification adjustment for securities sold,
      net of tax                                                     -                 (119)           (278)               (215)
                                                               --------            --------         --------           --------
Total comprehensive income                                       $5,307              $2,933         $12,447              $9,631
                                                               ========            ========         ========           ========

See notes to consolidated financial statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (IN THOUSANDS)

                                                                                         FOR THE NINE
                                                                                         MONTHS ENDED
                                                                                        MARCH 31, 1999
                                                                               ---------------------------
COMMON STOCK (PAR VALUE $0.01):
Balance at beginning of period                                                                       $145
                                                                               ---------------------------
Balance at end of period                                                                              145
                                                                               ---------------------------
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period                                                                    143,322
Issuance of stock                                                                                   3,327
Amortization of excess fair value over cost - ESOP stock                                            1,086
Exercise of stock options and tax benefits of stock options and RRP
   shares                                                                                             780
                                                                               ---------------------------
Balance at end of period                                                                          148,515
                                                                               ---------------------------
RETAINED EARNINGS:
Balance at beginning of period                                                                    105,158
Net income for the period                                                                          14,217
Cash dividends declared and paid                                                                   (4,110)
                                                                               ---------------------------
Balance at end of period                                                                          115,265
                                                                               ---------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET:
Balance at beginning of period                                                                      2,763
Change in unrealized gain on securities available for sale
   during the period, net of deferred taxes                                                        (1,492)
                                                                               ---------------------------
Balance at end of period                                                                           $1,271
                                                                               ---------------------------
EMPLOYEE STOCK OWNERSHIP PLAN:
Balance at beginning of period                                                                     (9,175)
Amortization of earned portion of ESOP stock                                                          873
                                                                               ---------------------------
Balance at end of period                                                                           (8,302)
                                                                               ---------------------------
RECOGNITION AND RETENTION PLAN:
Balance at beginning of period                                                                     (6,963)
Common stock acquired by RRP                                                                         (999)
Amortization of earned portion of RRP stock                                                         1,440
                                                                               ---------------------------
Balance at end of period                                                                           (6,522)
                                                                               ---------------------------
BENEFIT MAINTENANCE PLAN:
Balance at beginning of period                                                                       (431)
Common stock acquired by Benefit Maintenance Plan                                                    (400)
                                                                               ---------------------------
Balance at end of period                                                                             (831)
                                                                               ---------------------------
TREASURY STOCK:
Balance at beginning of period                                                                    (48,470)
Re-issuance of shares in acquisition                                                               31,463
Purchase of treasury shares, at cost                                                              (16,850)
                                                                               ---------------------------
Balance at end of period                                                                          (33,857)
                                                                               ---------------------------

See notes to consolidated financial statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                      FOR THE NINE MONTHS
                                                                                                        ENDED MARCH 31,
                                                                                               1999                   1998
                                                                                        --------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                     (In THOUSANDS)
Net Income                                                                                           $14,217                $9,063
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net gain on investment and mortgage backed securities sold                                              (658)                 (631)
Net gain on sale of loans held for sale                                                                  (62)                  (40)
Net depreciation and amortization                                                                        832                   550
ESOP and RRP compensation expense                                                                      3,398                 3,473
Provision for loan losses                                                                                180                 1,575
Goodwill and core deposit intangible amortization                                                      2,382                 1,856
Increase in loans held for sale                                                                          (39)                 (176)
Increase in other assets and other real estate owned                                                  (4,851)               (3,313)
Decrease in receivable for securities sold                                                            18,008                    -
Increase in payable for securities purchased                                                           8,984                50,751
Increase in accrued postretirment benefit obligation and other liabilities                             3,352                 3,764
                                                                                         --------------------    ------------------
Net cash provided by operating activities                                                             45,743                66,872
                                                                                         --------------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in Federal funds sold                                                         30,902                (5,706)
Proceeds from  maturities of investment securities held to maturity                                    4,790                 5,250
Proceeds from  maturities of investment securities available for sale                                 24,479                40,145
Proceeds from calls of investment securities held to maturity                                         35,160                37,500
Proceeds from calls of investment securities available for sale                                       14,018                11,500
Proceeds from sales of investment securities available for sale                                        9,873                11,531
Proceeds from sales of mortgage backed securities held to maturity                                        -                  3,756
Proceeds from sales of mortgage backed securities available for sale                                      -                 65,542
Purchases of investment securities held to maturity                                                       -                (29,082)
Purchases of investment securities available for sale                                                (87,870)              (87,003)
Purchases of mortgage backed securities available for sale                                          (228,257)             (237,518)
Principal collected on mortgage backed securities held to maturity                                    19,687                14,692
Principal collected on mortgage backed securities available for sale                                 110,438                37,234
Net increase in loans                                                                               (187,596)             (134,040)
Cash disbursed in acquisition, net of cash acquired                                                  (32,157)                   -
Purchases of fixed assets                                                                               (803)                 (292)
Purchase of Federal Home Loan Bank stock                                                             (14,211)               (1,971)
                                                                                         --------------------    ------------------
Net cash used in investing activities                                                               (301,547)             (268,462)
                                                                                         --------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in due to depositors                                                         (17,003)               70,219
Net increase in escrow and other deposits                                                              8,501                 4,097
Proceeds from Federal Home Loan Bank of New York Advances                                            156,495                30,295
Increase in securities sold under agreements to repurchase                                           128,575               104,573
Cash dividends paid                                                                                   (4,110)               (1,608)
Exercise of stock options and tax benefits of stock options and RRP                                      906                    23
Purchase of common stock by Benefit Maintenance Plan and RRP                                          (1,399)                   -
Purchase of treasury stock                                                                           (16,850)              (13,319)
                                                                                          -------------------    ------------------
Net cash provided by financing activities                                                            255,115               194,280
                                                                                          -------------------    ------------------
DECREASE IN CASH AND DUE FROM BANKS                                                                     (689)               (7,310)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                                          16,266                19,198
                                                                                          -------------------    ------------------
CASH AND DUE FROM BANKS, END OF PERIOD                                                               $15,577               $11,888
                                                                                          ===================    ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes                                                                            10,469                 8,857
                                                                                          ===================    ==================
Cash paid for interest                                                                                54,172                39,880
                                                                                          ===================    ==================
Transfer of loans to Other real estate owned                                                              48                   198
                                                                                          ===================    ==================
Change in unrealized gain on available for sale securities, net of deferred taxes                     (1,492)                  783
                                                                                          ===================    ==================

 See notes to consolidated financial statements

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1.   NATURE OF OPERATIONS
Dime Community Bancshares, Inc. ("DCB or the Company") is a Delaware corporation organized in December, 1995 at the direction of the Board of Directors of The Dime Savings Bank of Williamsburgh (the "Bank"), a federally chartered savings bank, for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion from a federal mutual savings bank to a federal stock savings bank form on June 26, 1996.

The Bank has been, and intends to continue to be, a community-oriented financial institution providing financial services and loans for housing within its market areas. The Bank and the Company maintain their headquarters in the Williamsburgh section of the borough of Brooklyn. As of March 31, 1999, eighteen additional offices of the Bank are located in the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of March 31, 1999, the results of operations for the three-month and nine-month periods ended March 31, 1999 and 1998, cash flows for the nine months ended March 31, 1999 and 1998, and changes in stockholders' equity for the nine months ended March 31, 1999. The results of operations for the three-month and nine-month periods ended March 31, 1999, are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

3.   TREASURY STOCK

During the nine months ended March 31, 1999, the Company repurchased 746,729 shares of its common stock into treasury. The average price of the treasury shares acquired was $22.57 per share, and all shares have been recorded at the acquisition cost.

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

6. ACQUISITION OF FINANCIAL BANCORP, INC.

     On January 21, 1999, (the "Effective Time"), DCB acquired Financial Bancorp, Inc., ("FIBC"), the holding company for Financial Federal Savings Bank ("FFSB") in exchange for $34.5 million in cash and 1,504,703 shares of DCB common stock. As part of the acquisition, FFSB merged with and into DSBW, with DSBW as the resulting financial institution, and FFSB's five former branch locations became full operating branches of The Dime Savings Bank of Williamsburgh.

     Pursuant to the terms of the FIBC acquisition, each FIBC stockholder who submitted a valid election for cash received $39.14 in cash and each FIBC stockholder who submitted a valid election for DCB common stock received 1.8282 shares of DCB common stock, plus cash in lieu of any fractional shares, in exchange for their shares of FIBC common stock. The remaining shares of FIBC common stock for which a valid election was not submitted were converted into, pursuant to the merger agreement, a combination of DCB stock and cash such that each such shareholder received $31.257 in cash and 0.3682 shares of DCB common stock for each share of FIBC common stock, except that all stockholders of FIBC who own less than 50 shares of FIBC common stock received cash. The total consideration paid to FIBC stockholders, in the form of cash or DCB common stock, was $66.7 million.

     As a result of the consummation of the FIBC acquisition, DCB, as of the close of business on January 21, 1999, had total assets of $2.22 billion, total deposits of $1.25 billion, total borrowings of $705.1 million, and total net loans of $1.29 billion. The FIBC acquisition was accounted for as a purchase transaction, and resulted in the addition of approximately $43.8 million in goodwill to be amortized over approximately 20 years, and $5.0 million in core deposit intangible to be amortized over a six year period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

     Dime Community Bancshares, Inc. ("DCB" or the "Company") is a Delaware corporation and parent corporation of The Dime Savings Bank of Williamsburgh ("DSBW" or the "Bank"), a federally chartered stock savings bank.

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

ACQUISITION OF FINANCIAL BANCORP, INC.

     On January 21, 1999, (the "Effective Time"), DCB acquired Financial Bancorp, Inc., ("FIBC"), the holding company for Financial Federal Savings Bank ("FFSB"), a federally chartered savings bank, in exchange for $34.5 million in cash and 1,504,703 shares of DCB common stock. As part of the acquisition, FFSB merged with and into DSBW, with DSBW as the resulting financial institution, and FFSB's five former branch locations became full operating branches of DSBW.

     Pursuant to the terms of the FIBC acquisition, each FIBC stockholder who submitted a valid election for cash received $39.14 in cash and each FIBC stockholder who submitted a valid election for DCB common stock received 1.8282 shares of DCB common stock, plus cash in lieu of any fractional shares, in exchange for their shares of FIBC common stock. The remaining shares of FIBC common stock for which a valid election was not submitted were converted into, pursuant to the merger agreement, a combination of DCB stock and cash such that each such shareholder received $31.257 in cash and 0.3682 shares of DCB common stock for each share of FIBC common stock, except that all stockholders of FIBC who own less than 50 shares of FIBC common stock received cash. The total consideration paid to FIBC stockholders, in the form of cash or DCB common stock, was $66.7 million.

     As a result of the consummation of the FIBC acquisition, DCB, as of the close of business on January 21, 1999, had total assets of $2.22 billion, total deposits of $1.25 billion, total borrowings of $705.1 million, and total net loans of $1.29 billion. The FIBC acquisition was accounted for as a purchase transaction, and resulted in the addition of approximately $43.8 million in goodwill to be amortized over approximately 20 years, and $5.0 million in core deposit intangible to be amortized over a six year period.

                                        -10-
           SELECTED FINANCIAL HIGHLIGHTS (UNAUDITED)
       (Dollars in thousands except per share amounts)

                                                                        AT OR FOR THE THREE MONTHS      AT OR FOR THE NINE MONTHS
                                                                            ENDED MARCH 31,                  ENDED MARCH 31,
                                                                        --------------------------       -------------------------
                                                                          1999              1998             1999             1998
                                                                        -------            ------           ------            -----

PERFORMANCE AND OTHER SELECTED RATIOS:
Return on Average Assets                                                   1.05%            0.90%            1.03%            0.85%
Return on Average Tangible Stockholders' Equity                           15.38%            8.57%           12.73%            7.68%
Average Interest Rate Spread <F2>                                          2.67%            2.91%            2.61%            3.05%
Net Interest Margin <F2>                                                   3.11%            3.51%            3.07%            3.62%
Non-interest Expense to Average Assets <F3>                                1.32%            1.73%            1.41%            1.77%
Efficiency Ratio <F3>                                                     40.39%           47.92%           43.19%           47.64%
Effective Tax Rate <F4>                                                   39.44%           45.56%           40.82%           49.07%
Tangible Equity to Total Tangible Assets                                   6.63%           10.44%            6.63%           10.44%
Loans/Earning Assets                                                      62.54%           58.31%           62.54%           58.31%
Loans/Deposits                                                           106.17%           85.58%          106.17%           85.58%
CASH EARNINGS DATA <F1>:
Cash Earnings                                                            $7,413           $4,507          $18,858          $13,209
Cash Return on Average Assets                                              1.40%            1.21%            1.36%            1.24%
Cash Return on Average Tangible Equity                                    20.54%           11.57%           16.89%           11.20%
Cash Non-interest Expense to Average Assets <F5>                           1.11%            1.48%            1.17%            1.44%
Cash Efficiency Ratio <F5>                                                33.99%           40.95%           35.68%           38.87%
PER SHARE DATA:
Reported EPS (Diluted)                                                   $ 0.45           $ 0.28           $ 1.23           $ 0.75
Cash EPS (Diluted)                                                         0.61             0.38             1.63             1.20
Stated Book Value                                                         16.63            15.22            16.63            15.22
Tangible Book Value                                                       11.10            13.01            11.10            13.01
BALANCE SHEET AVERAGES:
Average Loans                                                        $1,271,500        $ 865,339       $1,104,353        $ 820,860
Average Assets                                                        2,113,699        1,490,359        1,846,685        1,421,431
Average Earning Assets                                                1,992,650        1,419,473        1,760,141        1,353,070
Average Deposits                                                      1,206,200        1,023,955        1,085,879        1,004,174
Average Equity                                                          201,219          184,319          185,101          185,620
Average Tangible Equity                                                 144,352          155,879          148,866          157,247
ASSET QUALITY SUMMARY:
Net charge-offs                                                             $17              $22            $ 166            $ 283
Nonperforming Loans                                                       4,738            1,775            4,738            1,775
Nonperforming Assets/Total Assets                                          0.24%            0.18%            0.24%            0.18%
Allowance for Loan Loss/Total Loans                                        1.13%            1.36%            1.13%            1.36%
Allowance for Loan Loss/Nonperforming Loans                              317.79%          677.07%          317.79%          677.07%

<F1> Cash earnings for all periods exclude non-cash expenses related to goodwill and core deposit intagible amortization and the after-tax effect of compensation related to stock benefit plans.

<F2> Interest expense for the nine months ended March 31, 1999  includes
   $618,000 of prepayment penalties on borrowings. Excluding these penalties, the net interest rate spread and net interest margin would have been 2.66% and 3.12%, respectively, for the nine months ended March 31, 1999.

<F3> In calculating these ratios, non-interest expense excludes  goodwill and core deposit intangible amortization. The actual efficiency ratio and ratio of non-interest expense to average assets were 47.20% and 1.55%, respectively, for the three months ended March 31, 1999, 52.38% and 1.90%, respectively, for the three months ended March 31, 1999, 48.45% and 1.58%, respectively, for the nine months ended March 31, 1999, and 52.20% and 1.94%, respectively, for the nine months ended March 31, 1998.

<F4> Excluding  non-recurring  income tax benefits of $320,000 and $670,000 during the three months ended March 31, 1999 and nine months ended March 31, 1999, the effective tax rate was 42.9% and 43.6%, respectively, during the three months and nine months ended March 31, 1999.

<F5> In calculating these ratios, non-interest expense excludes non-cash expenses related to goodwill and core deposit intangible amortization and amortization costs related to stock benefit plans.

                                        -11-
LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits, borrowings, proceeds from principal and interest payments on loans, mortgage-backed securities and investments, and, to a lesser extent, proceeds from the sale of fixed-rate mortgage loans to the secondary mortgage market. While maturities and scheduled amortization of loans and investments are a predictable source of funds, deposit flows, mortgage prepayments and mortgage loan sales are influenced by interest rates, economic conditions and competition.

     The primary investing activities of the Company are the origination of multi-family and one-to four-family mortgage loans, and the purchase of mortgage-backed and other securities. During the nine months ended March 31, 1999, the Bank's loan originations totaled $358.7 million compared to $215.1 million for the nine months ended March 31, 1998. Purchases of mortgage-backed and other securities totaled $316.1 million for the nine months ended March 31, 1999 compared to $353.6 million for the nine months ended March 31, 1998. These activities were funded primarily by principal repayments on loans and mortgage-backed securities, maturities of investment securities, and borrowings by means of repurchase agreements and Federal Home Loan Bank of New York ("FHLBNY") advances. Principal repayments on loans and mortgage-backed securities totaled $298.6 million during the nine months ended March 31, 1999, compared to $129.0 million for the nine months ended March 31, 1998. This increase has resulted from both increased balances of loans and mortgage backed securities and recent interest rate declines, which have increased the rate of principal repayments on loans and mortgage backed securities. Maturities and calls of investment securities totaled $78.4 million and $94.4 million, respectively, during the nine months ended March 31, 1999 and 1998. Loan and security sales, which totaled $15.9 million and $83.0 million, respectively, during the nine months ended March 31, 1999 and 1998, also provided some additional funding.

     Deposits increased $214.8 million during the nine months ended March 31, 1999 compared to an increase of $70.2 million during the nine months ended March 31, 1998. Excluding the acquisition of FIBC, from which $231.8 million in deposits were added, deposits have decreased $17.0 million during the nine months ended March 31, 1999. This decrease in deposits was experienced primarily in certificate of deposit accounts, which declined due the cessation of deposit rate promotions that the Company maintained from July, 1997 to June, 1998. Deposit flows are affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Certificates of deposit which are scheduled to mature in one year or less from March 31, 1999 totaled $543.0 million. Based upon the Company's current pricing strategy and deposit retention experience, management believes that a significant portion of such deposits will remain with the Company. Net borrowings in the form of FHLBNY advances or repurchase agreements increased $352.2 million during the nine months ended March 31, 1999, compared to $134.9 million during the nine months ended March 31, 1998. Of the total increase during the nine months ended March 31, 1999, $42.0 million was acquired from FIBC and $156.5 million of this growth was experienced in FHLBNY advances.

     In the normal course of its business, the Company routinely enters into various commitments, primarily relating to the origination and purchase of loans and the leasing of certain office facilities. The Company anticipates that it will have sufficient funds available to meet its current commitments.

           Stockholders' equity increased $29.3 million during the nine months ended March 31, 1999. The increase resulted from the re-issuance of $31.5 million in treasury stock in the acquisition of FIBC, and an increase of $3.2 million in additional paid-in capital resulting from the FIBC acquisition, of which $2.5 million resulted from the issuance of DCB stock options to former FIBC stock option holders. In addition, net income and the amortization of stock benefit plans contributed $14.2 million and $3.4 million, respectively, to stockholders' equity during the nine months ended March 31, 1999. Offsetting these increases, the Company repurchased 746,729 shares of its common stock into treasury (the "Treasury Repurchases"). The aggregate cost of the Treasury Repurchases was $16.9 million, at an average price of

$22.57 per share. As of March 31, 1999, the Company had both Board and regulatory approval to repurchase up to 200,966 additional shares of its common stock under an existing stock repurchase program.

     During the nine months ended March 31, 1999, the Company declared and paid cash dividends totaling $4.1 million, or $0.36 per outstanding common share, on the respective dates of record. On April 15, 1999, the Company declared a cash dividend of $0.15 per outstanding common share, payable on May 11, 1999 to all shareholders of record on April 30, 1999.

     The Bank is required to maintain a minimum average daily balance of liquid assets as defined by Office of Thrift Supervision (the "OTS") regulations. The minimum required liquidity ratio is currently 4.0%. At March 31, 1999, the Bank's liquidity ratio was 9.9%. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

     The Bank monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sales and various money market investments. At March 31, 1999, the Bank had $541.5 million in short and medium term borrowings outstanding at the FHLBNY, comprised of outstanding advances of $260.0 million and securities sold under agreement to repurchase of $281.5 million. In the event that the Bank should require funding beyond its ability to generate it internally, additional sources are available by increasing the Bank's $541.5 million borrowing limit at the FHLBNY through the Bank's purchase of additional FHLBNY capital stock.

     The Bank is subject to minimum regulatory capital requirements imposed by the OTS, which requirements are, as a general matter, based on the amount and composition of an institution's assets. In addition, insured institutions in the strongest financial and managerial condition, with a rating of 1 (the highest examination rating of the OTS under the Uniform Financial Institutions Rating System) are required to maintain Tier 1 capital of not less than 3.0% of total assets (the "leverage capital ratio"). For all other banks, the minimum leverage capital requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the institution. The Bank's leverage capital ratio of 5.73% as of March 31, 1999 exceeds this requirement, and total risk-based capital, at 10.31% of risk weighted assets as of March 31, 1999, exceeded the 8.0% regulatory minimum. In addition, at March 31, 1999, the Bank was considered "well-capitalized" for all regulatory purposes.

ASSET QUALITY

     Non-performing loans (loans past due 90 days or more as to principal or interest) totaled $4.7 million at March 31, 1999, as compared to $884,000 at June 30, 1998. The increase resulted primarily from $2.1 million in non-performing loans acquired from FIBC. In addition, one of the Company's multi-family and underlying cooperative loans with an aggregate principal amount of $657,000 became 90 days past due during the quarter ended September 30, 1998 and for which the Company recorded a charge-off of $92,000 during the quarter ended September 30, 1998. In addition, the Bank had 33 loans totaling $1.1 million delinquent 60-89 days at March 31, 1999, as compared to 35 such delinquent loans totaling $328,000 at June 30, 1998. The increase in 60-89 day delinquencies resulted from the addition of 11 loans totaling approximately $1.3 million from the FIBC acquisition and was partially offset by the removal from delinquency of ten loans totaling less than $100,000 in the aggregate.

     Under Generally Accepted Accounting Priciples ("GAAP"), the Company is required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a debt constitutes a troubled-debt restructuring if the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled-debt restructurings, however, and troubled-debt restructurings do not necessarily result  in  non-accrual  loans.
The Company had two loans classified as troubled-debt restructurings at March 31, 1999, totaling $1.3 million, and both are currently performing according to their restructured terms. The current regulations of the OTS require that troubled-debt restructurings remain classified as such until either the loan is repaid or returns to its original terms. Both troubled-debt restructurings as of March 31, 1999 are on accrual status as they have been performing in accordance with the restructuring terms for over one year.

     Under GAAP, the Company established guidelines for determining and measuring impairment in loans. A loan is determined to be impaired when it is not performing in accordance with its original terms. In the event the carrying balance of an impaired loan, including all accrued interest, exceeds the estimate of its fair value, a reserve is required to be established. The recorded investment in loans deemed impaired was approximately $2.8 million as of March 31, 1999, compared to $3.1 million at June 30, 1998, and the average balance of impaired loans was $2.6 million for the nine months ended March 31, 1999 compared to $4.1 million for the nine months ended March 31, 1998. The impaired portion of these loans is represented by specific reserves totaling $39,000 allocated within the allowance for loan losses at March 31, 1999. Generally, the Company considers non-performing loans to be impaired loans. However, at March 31, 1999, approximately $1.9 million of one-to four-family, cooperative apartment and consumer loans on nonaccrual status are not deemed impaired. Each of these loans have outstanding balances less than $227,000, and are considered a homogeneous loan pool which are not required to be evaluated for impairment. As of March 31, 1999 all impaired loans are on non-accrual status.

     The balance of net other real estate owned has declined from $825,000 at June 30, 1998 to $708,000 at March 31, 1999, due primarily to total sales of other real estate owned properties of $479,000 during the nine months ended March 31, 1999, which was comprised primarily of one property totaling $185,000 sold in September, 1998, offset by the addition of $302,000 in other real estate owned through the FIBC acquisition.

                                        -14-
   The following table sets forth information regarding the Company's non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated.


                                                                  AT MARCH 31,              AT JUNE 30,
                                                                       1999                    1998
                                                               -------------------        ----------------
                                                                          (Dollars In Thousands)
NON-PERFORMING LOANS:
   One- to four-family                                                      $2,251                    $471
   Multi-family and underlying cooperative                                   2,257                     236
   Non-residential                                                              -                       -
   Cooperative apartment                                                       208                     133
   Other loans                                                                  22                      44
                                                               -------------------        ----------------
TOTAL NON-PERFORMING LOANS                                                   4,738                     884
TOTAL OREO                                                                     708                     825
                                                               -------------------        ----------------
TOTAL NON-PERFORMING ASSETS                                                 $5,446                  $1,709
                                                               ===================        ================
TROUBLED-DEBT RESTRUCTURINGS                                                $1,290                  $3,971
TOTAL NON-PERFORMING ASSETS AND TROUBLED-DEBT
   RESTRUCTURINGS                                                            6,736                   5,680
IMPAIRED LOANS                                                               2,801                   3,136
TOTAL NON-PERFORMING LOANS TO TOTAL LOANS                                     0.36%                   0.09%
TOTAL IMPAIRED LOANS TO TOTAL LOANS                                           0.21                    0.33
TOTAL NON-PERFORMING ASSETS TO TOTAL ASSETS                                   0.24                    0.11
TOTAL NON-PERFORMING ASSETS AND TROUBLED-DEBT
   RESTRUCTURINGS TO TOTAL ASSETS                                             0.30                    0.35


COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND JUNE 30, 1998

     Assets. The Company's assets totaled $2.245 billion at March 31, 1999, an increase of $620.8 million from total assets of $1.624 billion at June 30, 1998. The increase in assets included the addition of $337.3 million in assets, inclusive of goodwill and core deposit intangible, in conjunction with the FIBC acquisition. The growth in assets was experienced primarily in real estate loans and mortgage-backed securities available for sale, which increased $378.6 million and $155.1 million, respectively. The increase in real estate loans resulted primarily from originations of $358.7 million during the nine months ended March 31, 1999, of which $337.3 million were multi-family and underlying cooperative and non-residential loans, and the acquisition of $192.4 million in real estate loans, from FIBC, which were comprised primarily of one- to four-family loans, and was offset by principal repayments of $168.5 million. The increase in mortgage backed securities available for sale resulted from purchases of $228.3 million during the nine months ended March 31, 1999, reflecting the continuation of the Company's capital leverage strategy described in more detail below, and the acquisition of $37.6 million in mortgage-backed securities available for sale from FIBC, offset by principal repayments of $130.1 million. In addition, the Company experienced growth of $81.6 million in investment securities available for sale, of which $37.5 million was acquired from FIBC, and the remainder of which was funded primarily through calls of investment securities held to maturity and principal paydowns of mortgage backed securities held to maturity.

Finally, goodwill increased $41.6 million from June 30, 1998, as the Company added $43.8 million in additional goodwill from its acquisition of FIBC, as well as $5.0 million in core deposit intangible.

     LIABILITIES. The Company's liabilities increased $591.5 million from June 30, 1998 to March 31, 1999. The largest components of this increase were due to depositors, FHLBNY advances and securities sold under agreement to repurchase, which increased $214.8 million, $156.5 million, and $195.7 million, respectively. The acquisition of FIBC resulted in the addition of $231.8 million in deposits and $42.0 in securities sold under agreement to repurchase. The growth in FHLBNY advances of $156.5 million during the nine months ended March 31, 1999, was utilized to fund both loan originations and a significant portion of the cash consideration related to the FIBC acquisition. The increase in securities sold under agreement to repurchase of $153.7 million, exclusive of the FIBC acquisition, was utilized primarily to fund purchases of mortgage-backed securities available for sale. Deposits, excluding the effects of the FIBC acquisition, have decreased $17.0 million during the nine months ended March 31, 1999, due primarily to the cessation of a deposit rate promotion that the Company maintained from July, 1997 to June, 1998.

     STOCKHOLDERS' EQUITY. Stockholders' equity increased $29.3 million during the nine months ended March 31, 1999. The increase resulted from the re-issuance of $31.5 million in treasury stock in the acquisition of FIBC, and an increase of $3.2 million in additional paid-in capital resulting from the FIBC acquisition, which included the issuance of common stock as part of the merger consideration and the issuance of DCB stock options to former FIBC stock option holders. In addition, net income and the amortization of stock benefit plans contributed $14.2 million and $3.4 million, respectively, to stockholders' equity during the nine months ended March 31, 1999. Offsetting these increases were stock repurchases into treasury totaling $16.9 million, and cash dividends totaling $4.1 million during the nine months ended March 31, 1999.

     Capital Leverage Strategy. The Company continues to deploy its excess capital through the use of a capital leverage strategy whereby the Company invests in high quality mortgage-backed securities ("leverage assets") funded by short term borrowings from various third party lenders under securities sold under agreement to repurchase. The capital leverage strategy generates additional earnings for the Company by virtue of a positive interest rate spread between the yield on the leverage assets and the cost of the borrowings. Since the average term to maturity of the leverage assets exceeds that of the borrowings used to fund their purchase, the net interest income earned on the leverage strategy would be expected to decline in a rising interest rate environment. See "Quantitative and Qualitative Disclosure About Market Risk." To date, the capital leverage strategy has been undertaken in accordance with limits established by the Board of Directors aimed at enhancing profitability under moderate levels of interest rate exposure.

COMPARISON OF THE OPERATING  RESULTS  FOR THE THREE MONTHS ENDED MARCH 31, 1999
     AND 1998

   GENERAL. Net income for the three months ended March 31, 1999, totaled $5.5 million compared to $3.3 million for the three months ended March 31, 1998. The increase in net income resulted from an increase of $3.0 million in net interest income, a decline of $465,000 in the provision for loan losses, an increase of $645,000 in non-interest income, and income tax benefits of $320,000 during the three months ended March 31, 1999.

   NET INTEREST INCOME. The discussion of net interest income for the three months ended March 31, 1999 and 1998, presented below, should be read in conjunction with the following table, which sets forth certain information relating to the Company's consolidated statements of operations for the three months ended March 31, 1999 and 1998, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                    --------------------------------------------------------------------------------------
                                                         1999                                        1998
                                    --------------------------------------------------------------------------------------
                                                                      AVERAGE                                       AVERAGE
                                         AVERAGE                       YIELD/            AVERAGE                     YIELD/
                                         BALANCE        INTEREST       COST             BALANCE       INTEREST        COST
                                        -----------     ---------     ---------        ---------      --------      --------
                                                                (DOLLARS IN THOUSANDS)
Assets:
  Interest-earning assets:
    Real Estate Loans <F1>               $1,264,552       $24,764         7.83%         $859,910       $17,858        8.31%
    Other loans                               6,984           156         8.98             5,429           122        8.99
    MORTGAGE-BACKED SECURITIES <F2>         490,907         7,621         6.21           355,764         6,005        6.75
    INVESTMENT SECURITIES <F2>              194,252         2,870         5.91           161,691         2,595        6.42
    FEDERAL FUNDS SOLD                       35,991           406         4.51            36,679           480        5.23
                                        -----------     ---------                      ---------      --------
      TOTAL INTEREST-EARNING ASSETS       1,992,650       $35,817         7.19%        1,419,473       $27,060        7.63%
                                        -----------     =========                      ---------      ========
     NON-INTEREST EARNING ASSETS            121,049                                       70,886
                                        -----------                                    ---------
TOTAL ASSETS                             $2,113,699                                   $1,490,359
                                        ===========                                    =========
LIABILITIES AND STOCKHOLDERS'
EQUITY:
  INTEREST-BEARING LIABILITIES:
    NOW, SUPER NOW AND
       MONEY MARKET ACCOUNTS                $71,935          $425         2.40%          $47,725          $271        2.30%
    SAVINGS ACCOUNTS                        389,348         1,930         2.01           335,745         1,870        2.26
    CERTIFICATES OF DEPOSIT                 688,252         9,013         5.31           610,854         8,671        5.76
    MORTGAGORS' ESCROW                        5,069            25         2.00             7,105            35        2.00
    BORROWED FUNDS                          670,340         8,935         5.41           254,459         3,754        5.98
                                        -----------     ---------                      ---------      --------
      TOTAL INTEREST-BEARING
         LIABILITIES                      1,824,944       $20,328         4.52%        1,255,888       $14,601        4.72%
                                        -----------     =========                      ---------      ========
  CHECKING ACCOUNTS                          56,665                                       29,631
  OTHER NON-INTEREST-BEARING
     LIABILITIES                             30,871                                       20,521
                                        -----------                                    ---------
  TOTAL LIABILITIES                       1,912,480                                    1,306,040
  STOCKHOLDERS' EQUITY                      201,219                                      184,319
                                        -----------                                    ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                $2,113,699                                   $1,490,359
                                        ===========                                    =========
NET INTEREST INCOME/ INTEREST RATE
   SPREAD<F3>                                             $15,489         2.67%                        $12,459        2.91%
                                                          =======                                     ========
NET INTEREST-EARNING ASSETS/NET
   INTEREST MARGIN <F4>                    $167,706                       3.11%         $163,585                      3.51%
                                          =========                                    =========
RATIO OF INTEREST-EARNING ASSETS
   TO INTEREST-BEARING LIABILITIES                                      109.19%                                     113.03%

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

RATE/VOLUME ANALYSIS

                                                               THREE MONTHS ENDED
                                                                 MARCH 31, 1999
                                                                    COMPARED TO
                                                               THREE MONTHS ENDED
                                                                 MARCH 31, 1998
                                                                INCREASE/ (DECREASE)
                                                                      DUE TO
                                                  VOLUME              RATE             TOTAL
                                               --------------      ------------     -------------
  Interest-earning assets:                                      (DOLLARS IN THOUSANDS)
    Real Estate Loans                                 $8,171           $(1,265)           $6,906
    Other loans                                           34                -                 34
    Mortgage-backed securities                         2,189              (573)            1,616
    Investment securities                                502              (227)              275
    Federal funds sold                                    (8)              (66)              (74)
                                               --------------      ------------     -------------
      Total                                           10,888            (2,131)            8,757
                                               --------------      ------------     -------------
  Interest-bearing liabilities:
    NOW, Super Now and money market accounts            $139               $15              $154
    Savings accounts                                     283              (223)               60
    Certificates of deposit                            1,060              (718)              342
    Mortgagors' escrow                                   (10)               -                (10)
    Borrowed funds                                     5,837              (656)            5,181
                                               --------------      ------------      ------------
      Total                                            7,309            (1,582)            5,727
                                               --------------      ------------      ------------
Net change in net interest income                     $3,579             $(549)           $3,030
                                               ==============      ============      ============

     Net interest income for the three months ended March 31, 1999 increased $3.0 million to $15.5 million from $12.5 million during the three months ended March 31, 1998. The increase was attributable primarily to an increase of $573.2 million in average interest earning assets, offset by a decline in the net interest rate spread of 24 basis points. The net interest margin declined 40 basis points from 3.51% for the three months ended March 31, 1998 to 3.11% for the three months ended March 31, 1999.

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

                                        -18-
     INTEREST INCOME. Interest income for the three months ended March 31, 1999, was $35.8 million, an increase of $8.7 million from $27.1 million during the three months ended March 31, 1998. The increase in interest income was attributable to increased interest income on real estate loans and mortgage-backed securities of $6.9 million and $1.6 million, respectively. The increase in interest income on real estate loans was attributable primarily to an increase of $404.6 million in the average balance of real estate loans, resulting from both $463.5 million of real estate loans originated during the period April 1, 1998 through March 31, 1999, and $192.4 million of real estate loans acquired from FIBC. The increase in interest income on mortgage-backed securities was also attributable primarily to an increase in the average balance of $135.1 million, resulting from $207.8 million in mortgage-backed securities purchased in accordance with the Company's capital leverage program during the period April 1, 1998 to March 31, 1999, and $37.8 million added in the FIBC acquisition. Overall, the yield on interest earning assets decreased 44 basis points from 7.63% during the three months ended March 31, 1998 to 7.19% during the three months ended March 31, 1999. The decline was attributable primarily to a decrease of 48 basis points in the average yield on real estate loans resulting primarily from increased competition in the real estate lending market. The decline also reflects declines in the average yield on mortgage backed securities and investment securities of 54 basis points and 51 basis points, respectively, due to recent declines in overall interest rates.

     INTEREST EXPENSE. Interest expense increased $5.7 million, to $20.3 million during the three months ended March 31, 1999, from $14.6 million during the three months ended March 31, 1998. This increase resulted primarily from increased interest expense of $5.1 million on borrowed funds, which resulted from an increase in the average balance of $415.9 million during the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The increase in the average balance of borrowed funds resulted primarily from $201.2 million of borrowed funds added during the period April 1, 1998 to March 31, 1999 under the capital leverage program. The increase in the average balance of borrowed funds also reflects the Company's shift to FHLBNY advances, which generally are medium term interest-bearing liabilities, to fund the Company's loan originations. Offsetting the growth in average balances, the average cost of interest bearing liabilities declined 20 basis points to 4.52% during the quarter ended March 31, 1999, from 4.72% during the quarter ended March 31, 1998. The decline in the average cost of interest bearing liabilities resulted from declines of 57 basis points and 45 basis points, respectively, in the average cost of borrowed funds and certificates of deposits, the Company's two largest components of interest expense. The decline in the average cost of borrowed funds resulted from recent reductions in overall interest rates, while the reduction in average cost of certificates of deposit resulted from both lower overall interest rates and the cessation of deposit rate promotions that the Company maintained from July, 1997 to June, 1998. Despite the decrease in the average cost of borrowed funds, since borrowed funds have a higher average cost than other interest bearing liabilities, the increase in the average balance of borrowed funds also contributed to the increase in interest expense.

   PROVISION FOR LOAN LOSSES. The provision for loan losses decreased $465,000 to $60,000 for the three months ended March 31, 1999, from $525,000 for the three months ended March 31, 1998. The allowance for loan losses has increased $3.0 million from December 31, 1998 to March 31, 1999, due exclusively to the addition of $3.0 million in loan loss reserves from FIBC. The Company's evaluation of the adequacy of the allowance for loan losses was not effected nor did it change its loan loss provision due to the FIBC acquisition, since, as of the date of the consummation of the FIBC acquisition, the Company determined that the allowance for loan losses acquired from FIBC was adequate to cover potential losses on the loans acquired from FIBC. The $3.0 million in loan loss reserves acquired from FIBC included $1.3 million of reserves which, at the Company's request, were recorded by FIBC immediately prior to the consummation of the merger in order to conform FIBC's reserve levels to that of the Company. The reduction in the Company's loan loss provision from the prior fiscal year resulted from the low level of charge-offs incurred over recent quarters. Net charge-offs totaled $17,000 during the quarter ended March 31, 1999. See "Asset Quality."

                                        -19-
     NON-INTEREST INCOME. Non-interest income increased $645,000 to $1.9 million during the quarter ended March 31, 1999, from $1.3 million during the quarter ended March 31, 1998, due to an increase in service fees and other charges of $227,000, resulting primarily from increased service fees and charges on deposits of $189,000, resulting from adjustments in the Company's deposit fee and service charges. The increase in other income of $575,000 resulted primarily from: (1) increased prepayment penalties of $193,000, which resulted from increased interest rate competition on new loans, and (2) increased income on FHLBNY capital stock of $244,000, due to an increase in the balance of FHLBNY capital stock from $10.3 million at March 31, 1998 to $27.1 million at March 31, 1999. The increase in the average balance of FHLBNY capital stock resulted from the Company's desire to increase its overall borrowing level with the FHLBNY during this period. See "Liquidity and Capital Resources." Offsetting these increases, was a decline in the gain on sales and redemptions of securities and other assets of $176,000.

     NON-INTEREST EXPENSE. Non-interest expenses increased $1.1 million, from $7.1 million during the quarter ended March 31, 1998, to $8.2 million during the quarter ended March 31, 1999. Salaries and employee benefit expense increased $217,000 due to staffing and salary increases during the past twelve months, and $208,000 in additional salary expense resulting from the FIBC acquisition. Compensation expense related to the Company's ESOP and RRP increased $168,000 compared to the quarter ended March 31, 1998 as the ESOP expense recorded during the three months ended March 31, 1998 was reduced by approximately $360,000 due to a modification in the amortization term on the ESOP from eight to ten years.

     Occupancy and equipment expense increased $74,000 due to $171,000 in occupancy expenses related to five former FFSB branch offices, and was partially offset by branch real estate tax refunds of $45,000, which were recorded as a reduction of occupancy and equipment expense and cost savings associated with the sale of the Company's Roslyn branch office in May, 1998. Data processing costs increased $35,000 due primarily to increased activity resulting from the FIBC acquisition.

     Goodwill expense increased $419,000 due to the increased goodwill of $43.8 million associated with the FIBC acquisition, and the core deposit amortization expense increased $141,000 due primarily to $158,000 in amortization related to the FIBC acquisition.

     INCOME TAX EXPENSE. Income tax expense totaled $3.6 million for the three months ended March 31, 1999, compared to $2.8 million for the three months ended March 31, 1998, an increase of $820,000. During the three months ended March 31, 1999, the Company recorded an income tax benefit of $320,000 related to adjustments from the filing of its June, 1998 tax returns. Excluding this income tax benefit, the Company's income tax expense would have increased $1.1 million, reflecting an increase of $3.0 million in pre-tax income, offset by a reduction in the effective tax rate from 45.6% during the quarter ended March 31, 1998, to 43.0% during the quarter ended March 31, 1999. The decline in the effective tax rate was primarily attributable to certain tax benefits associated with the formation and funding of subsidiaries of the Bank in April, 1998.

COMPARISON OF  THE  OPERATING  RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 1999
     AND 1998

   GENERAL. Net income for the nine months ended March 31, 1999, totaled $14.2 million compared to $9.1 million for the nine months ended March 31, 1998. The increase in net income resulted from an increase of $3.8 million in net interest income, a decline of $1.4 million in the provision for loan losses, an increase of $2.3 million in non-interest income, and income tax benefits if $670,000 recorded during the nine months ended March 31, 1999.

   NET INTEREST INCOME. The discussion of net interest income for the nine months ended March 31, 1999 and 1998, presented below, should be read in conjunction with the following table, which sets forth certain information relating to the Company's consolidated statements of operations for the nine months ended March 31, 1999 and 1998, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                                               FOR THE NINE MONTHS ENDED MARCH 31,
                                   -----------------------------------------------------------------------------------------
                                                        1999                                         1998
                                   -----------------------------------------------------------------------------------------
                                                                      AVERAGE                                      AVERAGE
                                         AVERAGE                       YIELD/          AVERAGE                       YIELD/
                                         BALANCE       INTEREST         COST           BALANCE        INTEREST        COST
                                       ------------    ----------     ---------       ----------      --------    ---------
Assets:                                                                    (DOLLARS IN THOUSANDS)
  Interest-earning assets:
    Real Estate Loans <F1>               $1,098,246       $65,579          7.96%        $815,408       $51,186        8.37%
    Other loans                               6,107           409          8.93            5,452           373        9.12
    MORTGAGE-BACKED SECURITIES <F2>         456,061        21,681          6.34          330,603        16,911        6.82
    INVESTMENT SECURITIES <F2>              169,617         7,727          6.07          163,711         8,145        6.63
    FEDERAL FUNDS SOLD                       30,110         1,079          4.78           37,896         1,524        5.36
                                       ------------    ----------                     ----------      --------
      TOTAL INTEREST-EARNING ASSETS       1,760,141       $96,475          7.31%       1,353,070       $78,139        7.70%
                                       ------------    ==========                     ----------      ========
     NON-INTEREST EARNING ASSETS             86,544                                       68,361
                                       ------------                                   ----------
TOTAL ASSETS                             $1,846,685                                   $1,421,431
                                       ============                                   ==========
LIABILITIES AND STOCKHOLDERS'
  EQUITY:
  INTEREST-BEARING LIABILITIES:
    NOW, SUPER NOW AND
       MONEY MARKET ACCOUNTS                $57,097        $1,014          2.37%         $48,542          $850        2.33%
    SAVINGS ACCOUNTS                        354,197         5,638          2.12          337,505         5,718        2.26
    CERTIFICATES OF DEPOSIT                 629,493        26,008          5.50          589,614        25,463        5.75
    MORTGAGORS' ESCROW                        4,995            75          2.00            5,817            87        1.99
    BORROWED FUNDS <F3>                     537,550        23,165          5.70          204,637         9,256        6.03
                                       ------------    ----------                     ----------      --------
      TOTAL INTEREST-BEARING
        LIABILITIES                       1,583,332       $55,900          4.70%       1,186,115       $41,374        4.65%
                                       ------------    ==========                     ----------      ========
  CHECKING ACCOUNTS                          45,092                                       28,513
  OTHER NON-INTEREST-BEARING
     LIABILITIES                             33,160                                       21,183
                                       ------------                                   ----------
      TOTAL LIABILITIES                   1,661,584                                    1,235,811
  STOCKHOLDERS' EQUITY                      185,101                                      185,620
                                       ------------                                   ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                $1,846,685                                   $1,421,431
                                       ============                                   ==========
NET INTEREST INCOME/ INTEREST RATE
   SPREAD <F4>                                            $40,575          2.61%                       $36,765        3.05%
                                                       ==========                                     ========
NET INTEREST-EARNING ASSETS/NET
   INTEREST MARGIN <F5>                    $176,809                        3.07%        $166,955                      3.62%
                                       ============                                   ==========
RATIO OF INTEREST-EARNING ASSETS
   TO INTEREST-BEARING LIABILITIES                                       111.17%                                    114.08%

<F1> In computing the average balance of loans, non-accrual loans have been included.
<F2> Includes securities classified "available for sale.
<F3> In calculating the average cost of borrowed funds for the nine months ended March 31, 1999, a prepayment penalty of $618,000, which was included in interest expense on borrowed funds during the period, was not annualized.
<F4> Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
<F5> Net interest margin represents net interest income as a percentage of average interest-earning assets.

                                        -21-
RATE/VOLUME ANALYSIS

                                                                  NINE MONTHS ENDED
                                                                   MARCH 31, 1999
                                                                    COMPARED TO
                                                                  NINE MONTHS ENDED
                                                                   MARCH 31, 1998
                                                                 INCREASE/ (DECREASE)
                                                                      DUE TO
                                                  VOLUME              RATE              TOTAL
                                               --------------      ------------      ------------
                                                               (DOLLARS IN THOUSANDS)
  Interest-earning assets:
    Real Estate Loans                                $17,328           $(2,935)          $14,393
    Other loans                                           45                (9)               36
    Mortgage-backed securities                         6,189            (1,419)            4,770
    Investment securities                                282              (700)             (418)
    Federal funds sold                                  (296)             (149)             (445)
                                               --------------      ------------      ------------
      Total                                           23,548            (5,212)           18,336
                                               --------------      ------------      ------------
  Interest-bearing liabilities:
    NOW, Super Now and money market accounts             149                15               164
    Savings accounts                                     279              (359)              (80)
    Certificates of deposit                            1,687            (1,142)              545
    Mortgagors' escrow                                   (12)               -                (12)
    Borrowed funds                                    14,706              (797)           13,909
                                               --------------      ------------      ------------
      Total                                           16,809            (2,283)           14,526
                                               --------------      ------------      ------------
Net change in net interest income                     $6,739           $(2,929)           $3,810
                                               ==============      ============      ============

     Net interest income for the nine months ended March 31, 1999 increased $3.8 million to $40.6 million from $36.8 million during the nine months ended March 31, 1998. The increase was attributable primarily to an increase of $407.1 million in average interest earning assets, offset by a decline in the net interest rate spread of 44 basis points. The net interest margin declined 55 basis points from 3.62% for the nine months ended March 31, 1998 to 3.07% for the nine months ended March 31, 1999.

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

                                        -22-
     INTEREST INCOME. Interest income for the nine months ended March 31, 1999, was $96.5 million, an increase of $18.4 million from $78.1 million during the nine months ended March 31, 1998. The increase in interest income was attributable to increased interest income on real estate loans and mortgage-backed securities of $14.4 million and $4.8 million, respectively. The increase in interest income on real estate loans was attributable primarily to an increase of $282.8 million in the average balance of real estate loans, resulting from both $463.5 million of real estate loans originated during the period April 1, 1998 through March 31, 1999, and $192.4 million of real estate loans acquired from FIBC. The increase in interest income on mortgage-backed securities was also attributable primarily to an increase in the average balance of $125.5 million, resulting from $207.8 million in mortgage-backed securities purchased in accordance with the Company's capital leverage program during the period April 1, 1998 to March 31, 1999, and $37.8 million added in the FIBC acquisition. Overall, the yield on interest earning assets decreased 39 basis points from 7.70% during the nine months ended March 31, 1998 to 7.31% during the nine months ended March 31, 1999. The decline was attributable primarily to a decrease of 41 basis points in the average yield on real estate loans resulting primarily from increased competition in the real estate lending market. The decline also reflects declines in the average yield on mortgage backed securities and investment securities of 48 basis points and 56 basis points, respectively, due to recent declines in overall interest rates.

     INTEREST EXPENSE. Interest expense increased $14.5 million, to $55.9 million during the nine months ended March 31, 1999, from $41.4 million during the nine months ended March 31, 1998. This increase resulted primarily from increased interest expense of $13.9 million on borrowed funds, which resulted from an increase in the average balance of $332.9 million during the nine months ended March 31, 1999 compared to the nine months ended March 31, 1998. The increase in the average balance of borrowed funds resulted primarily from $201.2 million of borrowed funds added during the period April 1, 1998 to March 31, 1999 under the capital leverage program. The increase in the average balance of borrowed funds also reflects the Company's shift to FHLBNY advances, which generally are medium term interest-bearing liabilities, to fund the Company's loan originations. In addition, the average cost of interest bearing liabilities increased 5 basis points to 4.70% during the nine months ended March 31, 1999, from 4.65% during the nine months ended March 31, 1998, reflecting growth in the average balance of both borrowed funds and certificates of deposit, which posses the highest average cost of the Company's interest-bearing liabilities. While the average balance of borrowed funds and certificates of deposit increased during this period, their average cost declined by 29 basis points and 25 basis points, respectively. The decline in the average cost of borrowed funds resulted from recent reductions in overall interest rates, while the reduction in average cost of certificates of deposit resulted from both lower overall interest rates and the cessation of deposit rate promotions that the Company maintained from July, 1997 to June, 1998. Despite the decrease in the average cost of borrowed funds, since borrowed funds have a higher average cost than other interest bearing liabilities, the increase in the average balance of borrowed funds also contributed to the increase in interest expense.

   PROVISION FOR LOAN LOSSES. The provision for loan losses decreased $1.4 million to $180,000 for the nine months ended March 31, 1999, from $1.6 million for the nine months ended March 31, 1998. The allowance for loan losses has increased $3.0 million from June 30, 1998 to March 31, 1999, due exclusively to the addition of $3.0 million in loan loss reserves from FIBC. The Company's evaluation of the adequacy of the allowance for loan losses was not effected nor did it change its loan loss provision due to the FIBC acquisition, since, as of the date of the consummation of the FIBC acquisition, the Company determined that the allowance for loan losses acquired from FIBC was adequate to cover potential losses on the loans acquired from FIBC. The $3.0 million in loan loss reserves acquired from FIBC included $1.3 million of reserves which, at the Company's request, were recorded by FIBC immediately prior to the consummation of the merger in order to conform FIBC's reserve levels to that of the Company. The reduction in the Company's loan loss provision from the prior fiscal year resulted from the low level of charge-offs incurred over recent quarters. Net charge-offs, which have totaled $166,000 during the nine months ended March 31, 1999, compared to $288,000 during the nine months ended March 31, 1998. See "Asset Quality."

                                        -23-
     NON-INTEREST INCOME. Non-interest income increased $2.3 million to $5.6 million during the nine months ended March 31, 1999, from $3.3 million during the nine months ended March 31, 1998, due to an increase in service fees and other charges of $158,000, resulting primarily from increased service fees and charges on deposits of $345,000, resulting from adjustments in the Company's deposit fee and service charges. The increase in other income of $1.7 million resulted primarily from: (1) increased prepayment penalties of $1.0 million, which resulted from increased interest rate competition on new loans, and (2) increased income on FHLBNY capital stock of $532,000, due to an increase in the balance of FHLBNY capital stock from $10.3 million at March 31, 1998 to $27.1 million at March 31, 1999. The increase in the average balance of FHLBNY capital stock resulted from the Company's desire to increase its overall borrowing level with the FHLBNY during this period. See "Liquidity and Capital Resources." Finally, the Company experienced increased gains on sales and redemptions of securities and other assets of $400,000, due primarily to sales of equity securities during the first six months of the current fiscal year.

     NON-INTEREST EXPENSE. Non-interest expense increased $1.3 million, from $20.7 million during the nine months ended March 31, 1998, to $21.9 million during the nine months ended March 31, 1999. Salaries and employee benefit expense increased $770,000 due to staffing and salary increases during the past twelve months, and $208,000 in additional salary expense resulting from the FIBC acquisition. Compensation expense related to the Company's ESOP and RRP decreased slightly due to the reduction in the Company's average stock price.

     Occupancy and equipment expense declined $199,000 due primarily to refunds of $190,000 related to real estate taxes on branch properties, which were recorded as a reduction of occupancy and equipment expense during the nine months ended March 31, 1999, and cost savings associated with the sale of the Company's Roslyn office in May, 1998, which were offset by increased expenses of $171,000 associated with the five former FFSB branch offices obtained in the FIBC acquisition. Data processing costs increased $97,000 during the nine months ended March 31, 1999, compared to the nine months ended March 31, 1998, due primarily to increased loan activity resulting from the FIBC acquisition and Year 2000 compliance costs. See "The Year 2000 Problem."

     The provision for losses on net other real estate owned declined $96,000 due to a reduction in the net other real estate owned balance from $1.1 million at March 31, 1998, to $708,000 at March 31, 1999.

     Goodwill expense increased $420,000 due to the increased goodwill of $43.8 million associated with the FIBC acquisition. The core deposit amortization expense increased $106,000 due primarily to $158,000 in amortization related to the FIBC acquisition.

      Other expenses increased $218,000 due to payments of $78,000 received during the nine months ended March 31, 1998 related to outstanding claims against Nationar, a failed check processing agent, which were recorded as a reduction in non-interest expense. The increase in other expenses also reflects increased audit and accounting expenses.

     INCOME TAX EXPENSE. Income tax expense totaled $9.8 million for the nine months ended March 31, 1999, compared to $8.7 million for the nine months ended March 31, 1998, an increase of $1.1 million. During the nine months ended March 31, 1999, the Company recorded income tax expense benefits totaling
$670,000 related to recoveries of previously recorded deferred taxes and adjustments from the filing of its June, 1998 tax returns. Excluding these income tax benefits, the Company's income tax expense would have increased $1.8 million, reflecting an increase of $6.2 million in pre-tax income, offset by a reduction in the effective tax rate from 49.1% during the nine months ended March 31, 1998, to 43.6% during the nine months ended March 31, 1999. The decline in the effective tax rate was primarily attributable to certain tax benefits associated with the formation and funding of subsidiaries of the Bank in April, 1998.

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

   There have been a small, but increasing, number of lawsuits filed against corporations regarding the Year 2000 Problem and their compliance efforts, many of which have been dismissed or settled out of court without a final court determination as to the substantive issues.

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

   The Company has developed and is implementing a Year 2000 Project Plan (the "Plan") to address the Year 2000 Problem and its effects on the Company. The Plan includes five components which address issues involving awareness, assessment, renovation, validation and implementation. The Company has completed the awareness and assessment phases of the Plan. During the awareness and assessment phases of the Plan, the Company inventoried all material information systems and reviewed them for Year 2000 compliance. Among the systems reviewed were computer hardware and systems software, applications software and communications hardware and software as well as embedded or automated devices. As noted below, this review included both internal systems and those of third party vendors which provide systems such as retail deposit processing, loan origination processing, loan servicing and general ledger and accounting systems and software. The Company is now actively involved in the renovation, validation and implementation phase, which is 90% complete. Under regulatory guidelines issued by the federal banking regulators, the Bank and the Company must substantially complete testing of core mission critical internal systems by December 31, 1998 with testing of both internally and externally supplied systems complete and all renovation substantially complete by June 30, 1999. In accordance with those guidelines, the Company completed testing of its mission critical systems prior to September 1, 1998, and its customer systems prior to December 31, 1998. The Company has agreed to use its facilities as a test site for its major retail deposit processor allowing the Company additional opportunity to test and stress such system. The Company expects to meet the deadlines noted above.

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

   Despite its best efforts to ensure Year 2000 compliance, it is possible that one or more of the Company's internal or external systems may fail to operate. At this time, while the Company expects to become Year 2000 compliant, the probability of such likelihood cannot be determined. In the event that system failures occur related to the Year 2000 Problem, the Company has developed contingency plans, which involve, among other actions, utilization of an alternate service provider or alternate products available through the current vendor. The Company is currently revising its contingency plan to specifically address other potential business continuance issues related to the Year 2000 Problem such as general utility failures. The revised contingency plan is expected to be approved by the Company's Board of Directors prior to June 30, 1999.

     The Company has reviewed its customer base to determine whether they pose significant Year 2000 risks. A portion of the Company's customer base is comprised of individuals who utilize the Company's services for personal, household or consumer uses. Individually, such customers are not likely to pose significant Year 2000 risks directly. The remaining portion of the Company's customer base are landlords who manage apartment buildings throughout the Company's principal lending area. The Company has maintained formal communications with landlords whom possess significant outstanding borrowings in order to determine the extent to which the Company is vulnerable to failure, by these landlords, to remediate their own Year 2000 Problem. The Company has been monitoring the progress of these borrowers with their Year 2000 compliance status. Should a significant number of borrowers encounter failures related to Year 2000, such failures could result in a material adverse impact upon the Company's earnings. The Company will continue to monitor the status of Year 2000 Compliance amongst these borrowers in order to ensure that any adverse impact which may from potential Year 2000 failures is minimized. It is not possible at this time to gauge the indirect risks which could be faced if employers, or other business entities from which these significant borrowers derive a substantial portion of their cash flows, encounter unresolved Year 2000 issues.

   Additionally, public concerns over the Year 2000 Problem could adversely impact the Company's deposit flows near the end of 1999. Although the Company has made every effort to inform its deposit customers of the efforts taken in order to ensure that its deposit computer systems will not be adversely effected by the Year 2000 Problem, there still exists a likelihood that some customers will remove their deposit funds as a precautionary measure. While the Company believes that deposit outflows related solely to the Year 2000 Problem will likely be both minimal and short-term in nature, it is currently planning for potential alternative funding sources in the event that such deposit outflows occur.

   Monitoring and managing the Year 2000 project will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. The Company estimates that total costs related to the Year 2000 Problem will not exceed $100,000. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. To date, over seventy-five percent of the total estimated costs associated with the Year 2000 Problem have already been expensed.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at June 30, 1998 in Exhibit 13.1 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 1998. There have been no material changes in the Company's market risk at March 31, 1999 compared to June 30, 1998. The following is an update of the discussion provided therein:

   GENERAL. The Company's largest component of market risk continues to be interest rate risk. Virtually all of this risk continues to reside at the Bank level. The Bank is not subject to foreign currency exchange or commodity price risk. At March 31, 1999, neither the Company nor the Bank owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

   ASSETS, DEPOSIT LIABILITIES AND WHOLESALE FUNDS. There has been no material change in the composition of assets, deposit liabilities or wholesale funds from June 30, 1998 to March 31, 1999.

   GAP  ANALYSIS.   The one-year and five-year cumulative interest  sensitivity gap as a percentage of total assets still fall within 2% of their levels at June 30, 1998 utilizing the same assumptions as at June 30, 1998.

   INTEREST RATE RISK COMPLIANCE. The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at June 30, 1998. There have been no changes in the board approved limits of acceptable variance in net interest income and net portfolio value at March 31, 1999 compared to June 30, 1998, and the projected changes continue to fall within the board approved limits at all levels of potential interest rate volatility.


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

     None.

ITEM 5.     OTHER INFORMATION

     None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (h) EXHIBITS
           Exhibit 11. Statement Re:  Computation of Per Share Earnings
           Exhibit  27.  Financial  Data  Schedule  (included  only  with EDGAR filing).

     (B)   REPORTS ON FORM 8-K

           On January 4, 1999, the Company filed a Current Report on Form 8-K, relating to the receipt of approval from the Office of Thrift Supervision for its acquisition of Financial Bancorp, Inc.

           On January 8, 1999, the Company filed a Current Report on Form 8-K, relating to the conclusion of the ten-day pricing period and the scheduled closing date of January 21, 1999, relating to its acquisition of Financial Bancorp, Inc.

           On February 5, 1999, the Company filed a Current Report on Form 8-K, as amended on April 6, 1999, relating to the completion of its acquisition of Financial Bancorp, Inc.

                                        -28-
                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Dime Community Bancshares, Inc.


Dated:   May 14, 1999                  /s/ VINCENT F. PALAGIANO
                                  By: ----------------------------------------
                                      Vincent F. Palagiano
                                      Chairman of the Board and Chief Executive
                                        Officer




                                        /s/ KENNETH J. MAHON
Dated:   May 14, 1999           By:   ----------------------------------------
                                      Kenneth J. Mahon
                                      Executive   Vice   President   and  Chief
                                         Financial Officer