Form 10-K
period 1999-06-30
DIME COMMUNITY BANCSHARES INC
filed 1999-09-28
CIK 1005409

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K
(  ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
   FOR THE FISCAL YEAR ENDED JUNE 30, 1999

(  TRANSITION REPORT PURSUANT TO SECTION 13  OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

   As of September XX, 1999, there were 12,725,588 shares of the Company's common stock, $0.01 par value, outstanding. The aggregate market value of the voting stock held by non-affiliates of the Company as of September 27, 1999 was $212,117,500. This figure is based upon the closing price on the NASDAQ National Market for a share of the Company's common stock on September 27, 1999, which was $20.13 as reported in the Wall Street Journal on September 28, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE
(1) The Annual Report to Shareholders for the fiscal year ended June 30, 1999 (Item 1 of Part I, and Items 5 through 8 of Part II) and (2) the definitive Proxy Statement dated October 7, 1999 to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on November 10, 1999 and any adjournment thereof and which is expected to be filed with the Securities and Exchange Commission on or about October 8, 1999 (Part III)

                            TABLE OF CONTENTS
                                                 PAGE
                                    PART I
ITEM 1.  BUSINESS
      GENERAL..........................................................3
      ACQUISITION OF FINANCIAL BANCORP, INC............................3
      ACQUISITION OF CONESTOGA BANCORP, INC............................4
      MARKET AREA AND COMPETITION......................................4
      LENDING ACTIVITIES...............................................5
      ASSET QUALITY...................................................11
      ALLOWANCE FOR LOAN LOSSES.......................................15
      INVESTMENT ACTIVITIES...........................................18
      SOURCES OF FUNDS................................................22
      SUBSIDIARY ACTIVITIES...........................................25
      PERSONNEL.......................................................25
      FEDERAL , STATE AND LOCAL TAXATION
             FEDERAL TAXATION.........................................26
            STATE AND LOCAL TAXATION..................................26
      REGULATION
            GENERAL...................................................27
            REGULATION OF FEDERAL SAVINGS ASSOCIATIONS................27
            REGULATION OF HOLDING COMPANY.............................34
            FEDERAL SECURITIES LAWS...................................35
ITEM 2.
PROPERTIES............................................................36
ITEM 3. LEGAL PROCEEDINGS.............................................37
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........37
                                    PART II
ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS...................................................37
ITEM 6. SELECTED FINANCIAL DATA.......................................37
ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS...................................37

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...37
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................37
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..........................38
                                   PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY..............38
ITEM 11. EXECUTIVE COMPENSATION.......................................38
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT..........................................38
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............38
                                    PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                FORM 8-K..............................................38

                SIGNATURES............................................41

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

   The Company is a unitary savings and loan holding company, which, under existing law, is generally not restricted as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender. The primary business of the Company is the operation of its wholly-owned subsidiary, the Bank. Under regulations of the Office of Thrift Supervision ("OTS") the Bank is a qualified thrift lender if its ratio of qualified thrift investments to portfolio assets ("QTL Ratio") is 65% or more, on a monthly average basis in nine of every twelve months. At June 30, 1999, the Bank's QTL Ratio was 93.50%, and the Bank has maintained more that 65% of its portfolio assets in qualified thrift investments in at least nine of the preceding twelve months.

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

ACQUISITION OF FINANCIAL BANCORP, INC.

   On January 21, 1999, the Company completed the acquisition of Financial Bancorp, Inc., ("FIBC") the holding company for Financial Federal Savings Bank, F.S.B (the "FIBC Acquisition"). Based upon the closing price of the Company's common stock on January 21, 1999, of $21.25 per share, the total consideration paid to FIBC stockholders, in the form of cash or the Company's common stock, was $66.8 million, and was comprised of $34.5 million in cash and 1,504,704 shares of the Company's common stock. The Company's operating results for the fiscal year ended June 30, 1999 reflect the addition of earnings from the acquisition of FIBC for the period January 22, 1999 through June 30, 1999. The FIBC Acquisition is being accounted for as a purchase transaction, and goodwill of $44.2 million generated from the transaction is being amortized on a straight-line basis over 20 years.

ACQUISITION OF CONESTOGA BANCORP, INC.

   On June 26, 1996 the Bank completed the acquisition of Conestoga Bancorp, Inc. ("Conestoga"), resulting in the merger of Conestoga's wholly-owned subsidiary, Pioneer Savings Bank, F.S.B. ("Pioneer") with and into the Bank, with the Bank as the resulting financial institution (the "Conestoga Acquisition"). The Conestoga Acquisition was accounted for in the financial statements using the purchase method of accounting. Under purchase accounting, the acquired assets and liabilities of Conestoga are recognized at their fair value as of the date of the Conestoga Acquisition. Shareholders of Conestoga were paid approximately $101.3 million in cash, resulting in goodwill of $28.4 million, which is being amortized on a straight line basis over a twelve year period. Since the Conestoga Acquisition occurred on June 26, 1996, its impact upon the Company's consolidated results of operations for the fiscal year ended June 30, 1996 was minimal. The full effect of the Conestoga Acquisition is reflected in the Company's consolidated results of operations for all fiscal years after June 30, 1996.

      There are currently no other arrangements, understandings or agreements regarding any such additional acquisition or expansion.

MARKET AREA AND COMPETITION

   The Bank has been, and intends to continue to be, a community-oriented financial institution providing financial services and loans for housing within its market areas. The Bank maintains its headquarters in the Williamsburgh section of the borough of Brooklyn. Currently, eighteen additional offices are located in the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau
County.   The FIBC Acquisition added five branches, all  of  which  are located in Queens and Brooklyn. The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches. The Bank's primary lending area is larger, and includes much of New York City and Nassau County. Most of the Bank's mortgage loans are secured by properties located in its primary lending area. The Bank also originates loans in New Jersey from time to time.

   Since 1993, the Bank's local economy has experienced strong performance. Unemployment has remained low, home sales have increased, residential apartment and commercial property vacancy rates have declined considerably, and local real estate values have increased. A strong local economy existed throughout the Company's entire fiscal year ended June 30, 1999. Despite these encouraging trends, the outlook for the local economy remains uncertain. During the fiscal year ended June 30, 1999, troubled economic conditions in several nations throughout Europe, Asia and South and Central America created interest rate volatility for U.S. government and agency obligations. As a result of this interest rate volatility, the U.S. stock market, especially amongst financial institutions, experienced even greater volatility. Due to increased interest rate uncertainty, the overall performance of financial institutions stocks trailed the overall performance of the aggregate U.S. stock markets during the period July, 1998 through June, 1999.

   The Bank faces significant competition both in making loans and in attracting deposits. The Bank's market area has a high density of financial institutions, many of which have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies and insurance
companies.  The  Bank  has  recently  faced  increased   competition   for  the
origination of multi-family loans, which comprised 72.2% of the Bank's loan portfolio at June 30, 1999. Management anticipates that competition for both multi-family and one-to-four family loans will continue to increase in the future. Thus, no assurances can be made that the Bank will be able to maintain its current level of such loans. The Bank's most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and direct purchases of government
securities.   The   Bank  faces  additional competition for deposits from
short-term money
market funds and other corporate and government securities funds, and from other financial institutions such as brokerage firms and insurance companies. Competition may also increase as a result of the lifting of restrictions on the overall operations of financial institutions.

LENDING ACTIVITIES

   LOAN PORTFOLIO COMPOSITION. The Bank's loan portfolio consists primarily of multi-family loans secured by apartment buildings (including loans underlying apartment buildings organized under cooperative form of ownership, "underlying cooperatives"), conventional first mortgage loans secured primarily by one- to four-family residences, including condominiums and cooperative apartment share loans, and non-residential (commercial) property loans. At June 30, 1999, the Bank's loan portfolio totaled $1.39 billion. Within the loan portfolio, $1.00 billion or 72.2% were multi-family loans, $279.0 million or 20.1% were loans to finance the purchase of one-to-four family properties and cooperative apartment share loans, $88.8 million or 6.4% were loans to finance the purchase of commercial properties, primarily small shopping centers, warehouses and nursing homes, and $9.7 million or 0.7% were loans to finance multi-family and residential properties with either full or partial credit guarantees provided by either the Federal Housing Administration (''FHA'') or the Veterans' Administration (''VA''). Of the total mortgage loan portfolio outstanding at that date, 40.6% were fixed-rate loans and 59.4% were adjustable-rate loans (''ARMs''), of which 87.5% are multi-family and non-residential property loans which carry a maturity of 10 years, and an amortization period of no longer than 25 years. At June 30, 1999, the Bank's loan portfolio also included $2.3 million in passbook loans, $3.7 million in home improvement loans, and $1.9 million in other consumer loans.

   The types of loans that the Bank may originate are subject to federal and state laws and regulations. Interest rates charged by the Bank on loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and the rates offered by the Bank's competitors. These factors are, in turn, affected by general and economic conditions, and the fiscal and monetary policy of the federal government.

The following table sets forth the composition of the Bank's mortgage and other loan portfolios in dollar amounts and percentages at the dates indicated.

At June 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                             Percent             Percent             Percent              Percent          Percent
                                 1999<F1>      of       1998       of        1997      of        1996       of       1995     of
                                              Total               Total               Total      <F2>      Total            Total
----------------------------------------------------------------------------------------------------------------------------------
                                                                             (Dollars  In Thousands)
Mortgage loans: <F3>
One-to-four family               $246,075     17.75%   $125,704   13.18%   $140,798    18.68%   $170,182    29.05% $58,291  13.52%
Multi-family and underlying
      cooperative               1,000,859     72.20     717,638   75.26     498,536    66.15     296,630    50.63  252,436  58.56
Non-residential                    88,837      6.41      50,062    5.25      43,180     5.73      37,708     6.44   26,972   6.26
FHA/VA insured                      9,699      0.70      11,934    1.25      14,153     1.88      16,686     2.85   22,061   5.12
Cooperative apartment              32,893      2.37      42,553    4.46      50,931     6.76      59,083    10.08   67,524  15.67
----------------------------------------------------------------------------------------------------------------------------------
Total mortgage loans            1,378,363     99.43     947,891   99.40     747,598    99.20     580,289    99.05  427,284  99.13
----------------------------------------------------------------------------------------------------------------------------------

Other loans:
Student loans                         794      0.06         677    0.07       1,005     0.13       1,307     0.22    1,431   0.33
Passbook savings (secured by
      savings and time
      deposits)                     2,271      0.16       2,367    0.25       2,801     0.37       3,044     0.52    1,510   0.35
Home improvement loans              3,666      0.27       1,753    0.18       1,243     0.16         891     0.15      475   0.11
Consumer installment and            1,100      0.08         919    0.10       1,027     0.14         323     0.06      336   0.08
Other
---------------------------------------------------------------------------------------------------------------------------------
Total other loans                   7,831      0.57       5,716    0.60       6,076     0.80       5,565     0.95    3,752   0.87
---------------------------------------------------------------------------------------------------------------------------------
Gross loans                     1,386,194    100.00%    953,607  100.00%    753,674   100.00%    585,854   100.00% 431,036 100.00%

Less:
Unearned discounts and net
      deferred loan fees            2,853                 3,486               3,090                2,168             1,182
Allowance for loan losses          15,081                12,075              10,726                7,812             5,174
---------------------------------------------------------------------------------------------------------------------------------
Loans, net                     $1,368,260              $938,046            $739,858             $575,874          $424,680
==================================================================================================================================
Loans serviced for others:
One-to-four family and
      cooperative apartment       $53,564               $55,802             $60,242              $63,360           $63,192
Multi-family and underlying
      cooperative                     293                 2,817               9,406               27,690            30,264
---------------------------------------------------------------------------------------------------------------------------------
Total loans serviced for
      others                      $53,857               $58,619             $69,648              $91,050           $93,456
==================================================================================================================================

<F1> Includes acquisition of $192.3 million loans from FIBC on January 21, 1999, which were comprised primarily of one-to-four family loans.
<F2> Includes  acquisition of $113.1 million loans from Conestoga  on  June  26,
       1996, substantially all of which were one-to-four family loans.
<F3> Includes loans held for sale.

LOAN ORIGINATIONS, PURCHASES, SALES AND SERVICING. The Bank originates both ARMs and fixed-rate loans, which activity is dependent upon customer demand and market rates of interest, and generally does not purchase whole mortgage loans or loan participations. Generally, the Bank sells all originated one-to-four family fixed-rate mortgage loans in the secondary market to the Federal National Mortgage Association (''Fannie Mae''), the Federal Home Loan Mortgage Corporation (''Freddie Mac''), the State of New York Mortgage Agency (''SONYMA'') and other private secondary market purchasers. ARMs, including adjustable-rate multi-family loans, and fixed-rate multi-family and non-residential mortgage loans with maturities up to 15 years, are retained for the Bank's portfolio. For the fiscal year ended June 30, 1999 origination of ARMs totaled $338.5 million or 70.8% of all loan originations. Originations of fixed-rate mortgage loans totaled $139.5 million, while sales of fixed-rate mortgage loans totaled $6.5 million. The Bank generally sells all fixed-rate loans without recourse and retains the servicing rights. As of June 30, 1999, the Bank was servicing $53.9 million of loans for non-related institutions. The Bank generally receives a loan servicing fee equal to 0.25% of the outstanding principal balance for servicing loans sold.

   The following table sets forth the Bank's loan originations, loan sales and principal repayments for the periods indicated.

                                              For the Years Ended June 30,
                                            ---------------------------------
                                        1999             1998            1997
-------------------------------------------------------------------------------
                                               (Dollars In Thousands)
Loans (gross):
At beginning of period                 $953,607        $753,674        $585,854
Mortgage loans originated:
One-to-four family                       16,657          11,438           4,279
Multi-family and underlying
   cooperative                          424,276         292,555         245,324
Non-residential                          28,253          15,929          11,055
Cooperative apartment                     2,187           1,281           1,582
Construction                                130              -               -
-------------------------------------------------------------------------------
Total mortgage loans originated         471,503         321,203         262,240
Other loans originated                    6,567           5,101           2,549
-------------------------------------------------------------------------------
Total loans originated                  478,070         326,304         264,789
-------------------------------------------------------------------------------
Loans acquired (1)                      192,318              -               -
Less:
Principal repayments                    230,482         120,240          91,405
Loans sold (2)                            6,977           5,352           4,157
Loans  transferred  from  real
   estate  pending foreclosure               -               -               -

Mortgage loans transferred to
   Other Real Estate Owned                  342             779           1,407
-------------------------------------------------------------------------------
Unpaid principal balance at
   end of period                     $1,386,194        $953,607        $753,674
===============================================================================
(1) Comprised primarily of one-to-four family mortgage loans received in the FIBC Acquisition.
(2) Includes fixed-rate mortgage loans and student loans.

   LOAN MATURITY AND REPRICING. The following table shows the earlier of maturity or repricing period of the Bank's loan portfolio at June 30, 1999. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on the Bank's loan portfolio totaled $230.5 million for the year ended June 30, 1999.

                                                                    At June 30, 1999
                                 ------------------------------------------------------------------------------------------------
                                                                Mortgage Loans
                                 -------------------------------------------------------------------------
                                                    Multi-
                                 One-to-Four-     family and
                                    Family        Underlying        Non-          FHA/VA       Cooperative      Other      Total
                                                  Cooperative   Residential       Insured       Apartment       Loans      Loans
---------------------------------------------------------------------------------------------------------------------------------
                                                                  (Dollars In Thousands)
Amount due:
One year or less                      $47,518       $23,190            $891        $3,328         $27,928     $2,610     $105,465
---------------------------------------------------------------------------------------------------------------------------------
After one year:
One to three years                      9,785       162,163          17,930            79           2,507      5,221      197,685
More than three years to
   five years                          11,310       141,938          24,412            30              27         -       177,717
More than five years to
   ten years                           42,567       605,886          34,669            86             114         -       683,322
More than ten years to
  twenty years                         60,283        67,682          10,935         6,176           2,265         -       147,341

Over twenty years                      74,612            -               -             -               52         -        74,664
---------------------------------------------------------------------------------------------------------------------------------
Total due or repricing
after one year                        198,557       977,669          87,946         6,371           4,965      5,221    1,280,729
---------------------------------------------------------------------------------------------------------------------------------
Total amounts due or repricing,
   gross                             $246,075    $1,000,859         $88,837        $9,699         $32,893     $7,831   $1,386,194
=================================================================================================================================

   The following table sets forth the dollar amounts in each loan category at June 30, 1999 that are due after June 30, 2000, and whether such loans have fixed or adjustable-interest rates.

                                                Due after June 30, 2000
                                      ------------------------------------
                                      Fixed           Adjustable       Total
-------------------------------------------------------------------------------
                                 (Dollars In Thousands)
Mortgage loans:
   One-to-four family               $172,859             $25,698       $198,557
   Multi-family and underlying
          cooperative                323,264             654,405        977,669
   Non-residential                    38,622              49,324         87,946
   FHA/VA insured                      6,371                  -           6,371
   Cooperative apartment               2,549               2,416          4,965
Other loans                               -                5,221          5,221
-------------------------------------------------------------------------------
Total loans                         $543,665            $737,064     $1,280,729
===============================================================================

   MULTI-FAMILY AND NON-RESIDENTIAL LENDING. The Bank originates adjustable-rate and fixed-rate multi-family (five or more units) and non-residential loans which are secured primarily by apartment buildings, underlying cooperatives, mixed-use (residential combined with commercial) and other non-residential properties, generally located in the Bank's primary lending area. The main competitors for loans in this market tend to be other small- to medium-sized local savings institutions. Multi-family and non-residential loans in the Bank's portfolio generally range in amount from $100,000 to $9.0 million, and have an average loan size of approximately $765,000. Multi-family loans in this range generally have between 5 and 100 apartments per building. The Bank had a total of $763.8 million of multi-family loans in its portfolio on buildings with under 100 units as of June 30, 1999. Mostly as a result of rent control and rent stabilization, the associated rent rolls for buildings of this type indicate a rent range that would be considered affordable for low- to moderate-income households. In addition, at June 30, 1999, the Bank had a total of $125.9 million in loans secured by mortgages on underlying cooperative apartment buildings.

   The Bank originated multi-family loans totaling $424.3 million during the fiscal year ended June 30, 1999, versus $292.6 million during the year ended June 30, 1998. At June 30, 1999, the Bank had $125.3 million of commitments outstanding to originate mortgage loans, which included $14.3 million of commitments to refinance existing mortgage loans. This compares to $158.0 million of commitments outstanding at June 30, 1998. All the mortgage commitments outstanding at June 30, 1999 were issued to borrowers within the Bank's service area, $123.6 million of which are secured by multi-family and underlying cooperative apartment buildings.

   As part of the underwriting process for multi-family and non-residential loans, the Bank considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar properties, the market value of the property and the Bank's lending experience with the borrower. The typical adjustable-rate multi-family loan carries a maturity of 10 years, and an amortization period of no longer than 25 years. These loans have a fixed interest rate that adjusts after the fifth year indexed to the 5-year FHLBNY advance rate, but may not adjust below the initial interest rate of the loan. Prepayment penalties are assessed throughout the life of the loans. The Bank also offers fixed-rate, self-amortizing, multi-family and non-residential loans with maturities of up to 15 years.

   At June 30, 1999, the Bank had multi-family and underlying cooperative loans totaling $1.00 billion in its portfolio, comprising 72.2% of the gross loan portfolio. The underwriting standards for new loans generally require (1) a maximum loan-to-value ratio of 75% based on an appraisal performed by an independent, state-certified appraiser and (2) sufficient cash flow from the underlying property to adequately service the debt, represented by a debt service ratio not below 1.15. Of the Bank's multi-family loans, $874.9 million, or 87.4%, were secured by apartment buildings and $125.9 million, or 12.6%, were secured by underlying cooperatives at June 30, 1999. Multi-family loans are generally viewed as exposing the Bank to a greater risk of loss than one- to four-family residential loans and typically involve higher loan principal amounts. At June 30, 1999, the Bank had 75 multi-family and non-residential loans with principal balances greater than $2.0 million, totaling $241.0 million. These loans, while underwritten to the same standards as all other multi-family and non-residential loans, tend to expose the Bank to a higher degree of risk due to the potential impact of losses from any one loan relative to the size of the Bank's capital position. As of June 30, 1999, none of these loans were in arrears nor in the process of foreclosure. See ''- Asset Quality.''

   Loans secured by apartment buildings and other multi-family residential properties are generally larger and involve a greater degree of risk than one-to-four family mortgage loans. Repayment of multi-family loans is dependent, in large part, on sufficient cash flow from the property to cover operating expenses and debt service. Economic events and government regulations, such as rent control and rent stabilization laws, which are outside the control of the borrower or the Bank, could impair the value of the security for the loan or the future cash flow of such properties. As a result, rental income might not rise sufficiently over time to meet increases in the loan rate at repricing, or increases in overhead expenses (I.E., utilities, taxes). During the last five fiscal years, the Bank's charge-offs related to its multi-family loan portfolio totaled $2.8 million. As of June 30, 1999, the Bank had $1.2 million of non-performing multi-family loans. See "- Asset Quality and - Allowance for Loan Losses" for discussions of the Bank's underwriting procedures utilized in originating multi-family loans.

   The Bank's loan portfolio also includes $88.8 million in non-residential real estate mortgage loans which represented 6.41% of gross loans at June 30, 1999. This portfolio is comprised of commercial and industrial properties, and shopping centers. The Bank utilizes, where appropriate, rent or lease income, business receipts, the borrowers' credit history and business experience, and comparable appraisal values when underwriting non-residential applications. As of June 30, 1999, there were no non-performing non-residential loans in the Bank's portfolio. Like multi-family loans, the repayment of non-residential real estate mortgage loans is dependent, in large part, upon sufficient cash flows from the property to cover operating expenses and debt service. For this reason, non-residential real estate mortgage loans are considered to include greater risk than one-to-four family residential loans.

   The Bank's three largest loans at June 30, 1999, consisted of a $8.8 million loan secured by a first mortgage on a 276 unit apartment building located in midtown Manhattan originated in May, 1997; an $8.3 million first mortgage loan, originated in June, 1997, secured by a 631 unit apartment building located in the Forest Hills section of Queens; and a $7.8 million first mortgage loan, originated in September, 1998, secured by a 129 unit apartment building located in Manhattan. As of June 30, 1999, all of these loans were performing in accordance with their terms. See "-Regulation of Federal Savings Associations
- Loans to One Borrower." While the loans are current, their large loan balance does subject the Bank to a greater potential loss in the event of non-compliance by the borrower.

   The Bank also currently services a total of $293,000 in multi-family loans for various private investors. These loans were sold in the late 1980s, without recourse.

   ONE-TO-FOUR FAMILY MORTGAGE AND COOPERATIVE APARTMENT LENDING. The Bank offers residential first mortgage loans secured primarily by owner-occupied, one-to-four family residences, including condominiums, and cooperative apartment share loans. Lending is primarily confined to an area covered by a 50-mile radius from the Bank's Main Office in Brooklyn. The Bank offers conforming and non-conforming fixed-rate mortgage loans and adjustable-rate mortgage loans with maturities of up to 30 years and a maximum loan amount of $500,000. The Bank's residential mortgage loan originations are generally obtained from existing or past loan customers, depositors of the Bank, members of the local community and referrals from attorneys, realtors and independent mortgage brokers who refer members of the communities located in the Bank's primary lending area. The Bank is a participating seller/servicer with several government-sponsored mortgage agencies: Fannie Mae, Freddie Mac, and SONYMA, and generally underwrites its one-to-four family residential mortgage loans to conform with standards required by these agencies. Although the collateral for cooperative apartment loans is comprised of shares in a cooperative corporation (a corporation whose primary asset is the underlying real estate), cooperative apartment loans generally are treated as one-to-four family loans. The Bank's portfolio of such loans is $32.9 million, or 2.37% of total loans as of June 30, 1999. The market for cooperative apartment loan financing has improved over the past five years with the support of certain government agencies, particularly SONYMA and Fannie Mae, who are insuring and purchasing, respectively, cooperative apartment share loans in qualifying buildings. The Bank adheres to underwriting guidelines established by SONYMA and Fannie Mae for all fixed-rate cooperative apartment loans which are originated for sale. Adjustable-rate cooperative apartment loans continue to be originated both for portfolio and for sale.

   At June 30, 1999, $279.0 million, or 20.12%, of the Bank's loans consisted of one-to-four family and cooperative apartment mortgage loans. ARMs represented 36.65% of total one-to-four-family and cooperative apartment loans, while fixed-rate mortgages comprised 63.35% of the total. The majority of these loans were obtained through the acquisitions of Conestoga and FIBC. The Bank, which is not an aggressive one-to-four-family mortgage lender, currently offers one-to- four family and cooperative apartment mortgage ARMs secured by residential properties with rates that adjust every one or three years. One-to-four family ARMs are offered with terms of up to 30 years. The interest rate at repricing on one-to-four family ARMs currently offered fluctuates based upon a spread above the average yield on United States Treasury securities, adjusted to a constant maturity which corresponds to the adjustment period of the loan (the ''U.S. Treasury constant maturity index'') as published weekly by the Federal Reserve Board. Additionally, one and three-year one-to-four family ARMs are generally subject to limitations on interest rate increases of 2% and 3%, respectively, per adjustment period, and an aggregate adjustment of 6% over the life of the loan.

   The volume and types of ARMs originated by the Bank have been affected by such market factors as the level of interest rates, competition, consumer preferences and availability of funds. During the fiscal years ended June 30, 1998 and 1999, demand for one-to-four family ARMs was relatively weak due to the prevailing low interest rate environment and consumer preference for fixed-rate loans. Accordingly, although the Bank will continue to offer one-to-four family ARMs, there can be no assurance that in the future the Bank will be able to originate a sufficient volume of one-to-four family ARMs to increase or maintain the proportion that these loans bear to total loans. For the year ended June 30, 1999, demand for ARM one-to-four family loans was minimal, and
the  Bank  originated  only  $569,000  of  one-to-four   family  and
cooperative apartment mortgage ARMs.

   The Bank currently offers fixed-rate mortgage loans with terms of 10 to 30 years secured by one-to-four family residences and cooperative apartments. Interest rates charged on fixed-rate loans are based upon market conditions. The Bank generally originates fixed-rate loans for sale in amounts up to the maximum allowed by Fannie Mae, Freddie Mac and SONYMA, with private mortgage insurance required for loans with loan-to-value ratios in excess of 80%. For the year ended June 30, 1999, the Bank originated $18.3 million of fixed-rate, one-to-four family residential mortgage and cooperative apartment loans.

   The Bank generally sells its newly originated conforming fixed-rate mortgage loans either to its wholly-owned subsidiary, DSBW Residential Preferred Funding, or in the secondary market to federal and state agencies such as Fannie Mae, Freddie Mac and SONYMA, and its non-conforming fixed-rate mortgage loans to various private sector secondary market purchasers. With few exceptions, such as SONYMA, the Bank retains the servicing rights on all such loans sold. For the year ended June 30, 1999, the Bank sold mortgage loans totaling $6.5 million to non-affiliates. As of June 30, 1999, the Bank's portfolio of one-to-four family fixed-rate mortgage loans serviced for others totaled $53.6 million.

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

   Home equity loans currently are originated to a maximum of $250,000. When combined with the balance of the first mortgage lien, the home equity loan may not exceed 75% of the appraised value of the property at the time of the loan commitment. The Bank's home equity loans outstanding at June 30, 1999, totaled $4.8 million against total available credit lines of $7.9 million. During the fiscal years ended June 30, 1998 and 1999, the Bank offered home-equity line promotions to selected mortgage customers, which resulted in the increase in credit lines from $1.8 million at June 30, 1997 to $7.9 million at June 30, 1999.

   OTHER LENDING. The Bank also originates other loans, primarily student and passbook loans. Total other loans outstanding at June 30, 1999, amounted to $7.8 million, or 0.57%, of the Bank's loan portfolio. Passbook loans, totaling $2.3 million, and home improvement loans, totaling $3.7 million, comprise the majority of the Bank's other loan portfolio.

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

   Non-performing loans totaled $3.0 million at June 30, 1999, as compared to $884,000 at June 30, 1998. Of the $3.0 million non-performing loans at June 30, 1999, $1.8 million were acquired from FIBC, consisting of 13 one- to four-family residential loans. Otherwise, non-performing loans increased approximately $300,000 due primarily to the addition of one multi-family and underlying cooperative loan with an aggregate principal amount of $657,000 during the fiscal year ended June 30, 1999, and for which the Company recorded a charge-off of $92,000 during the fiscal year ended June 30, 1999. The Company had 23 loans totaling $819,000 delinquent 60-89 days at June 30, 1999, as compared to 30 such delinquent loans totaling $327,000 at June 30, 1998. The Company has experienced a shift in the composition of its 60-89 day delinquencies from its conventional mortgage portfolio, which loans typically carry larger average balances, to smaller balance FHA/VA insured and consumer loans.

   Under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan," ("SFAS 114") the Company is required to  account  for  certain  loan modifications  or  restructurings  as
''troubled-debt   restructurings.''  In general,  the modification or
restructuring of a debt constitutes a troubled-debt restructuring if the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled-debt restructurings, however, and troubled-debt restructurings do not necessarily result in non-accrual loans. The Company had two loans classified as troubled-debt restructurings at June 30, 1999, totaling $1.2 million, both which are on accrual status as they have been performing in accordance with the restructuring terms for over one year. Troubled-debt restructurings totaled $4.0 million at June 30, 1998, consisting of 3 loans, as one troubled-debt restructuring totaling $2.8 million was paid-in-full during the fiscal year ended June 30, 1999. The current regulations of the Office of Thrift Supervision require that troubled-debt restructurings remain classified as such until either the loan is repaid or returns to its original terms. The Company did not have any new troubled-debt restructurings during the fiscal year ended June 30, 1999.

   Under SFAS 114, the Bank established guidelines for determining and measuring impairment in loans. In the event the carrying balance of the loan, including all accrued interest, exceeds the estimate of fair value, the loan is considered to be impaired and a reserve is established. The recorded investment in loans deemed impaired was approximately $1.6 million as of June 30, 1999, compared to $3.1 million at June 30, 1998, and the average balance of impaired loans was $2.3 million for the year ended
June 30, 1999 compared to $3.8 million for the year ended June 30, 1998. At June 30, 1999, reserves have been provided on all impaired loans within  specific  reserves totaling $62,000 allocated within the allowance for loan losses.  Generally,  the Bank considers non-performing  loans  to be impaired loans.  However, at June 30,  1999,  $1.4
million of one-to-four family, cooperative apartment and consumer loans on nonaccrual status are not deemed impaired under SFAS 114. All of these loans have outstanding balances less than $227,000, and are considered a homogeneous loan pool not covered by SFAS 114.

   NON-PERFORMING  ASSETS  AND  TROUBLED-DEBT  RESTRUCTURINGS.    The following
table sets forth information regarding the Bank's non-performing assets and troubled-debt restructurings at the dates indicated.

At  June 30,                                  1999              1998              1997              1996              1995
----------------------------------------------------------------------------------------------------------------------------
                                                                (Dollars In Thousands)
Non-performing loans:
   One-to-four family                         $1,577              $471            $1,123            $1,149              $572
   Multi-family and underlying
       cooperative                             1,248               236             1,613             4,734             3,978
   Cooperative apartment                         133               133               415               668               523
   Other loans                                    43                44                39                -                 -
----------------------------------------------------------------------------------------------------------------------------
Total non-performing loans                     3,001               884             3,190             6,551             5,073
Total Other Real Estate Owned                    866               825             1,697             1,946             4,466
----------------------------------------------------------------------------------------------------------------------------
Total non-performing assets                   $3,867            $1,709            $4,887            $8,497            $9,539
============================================================================================================================
Troubled-debt restructurings                  $1,290            $3,971            $4,671            $4,671            $7,651

Total non-performing assets and troubled-
       debt restructurings                    $5,157            $5,680            $9,558           $13,168           $17,190
============================================================================================================================
Impaired loans <F1>                           $1,563            $3,136            $4,294            $7,419               $-
Total non-performing loans to total loans       0.22%             0.09%             0.43%             1.12%             1.18%
Total non-performing loans and troubled-
       debt restructurings to total loans       0.31              0.51              1.05              1.92              2.96
Total non-performing assets to total
       assets <F2>                              0.17              0.11              0.37              0.62              1.44
Total non-performing assets and troubled-
       debt restructurings to total assets      0.23              0.35              0.73              0.96              2.59

<F1> The Bank adopted SFAS 114 effective July 1, 1995.  Impaired loans were not measured prior to this date.
<F2> Adjusting total assets at June 30, 1996, for $131.0 million of excess subscription proceeds related to the Company's initial public offering, total non-performing assets to total assets were 0.68% at June 30, 1996. The excess subscription proceeds were refunded by the Company on July 1, 1996.

   The Bank recorded $43,000 and $125,000 of interest income on non-performing loans and troubled-debt restructurings, respectively, for the year ended June 30, 1999, and $130,000 and $306,000, respectively, for the fiscal year ended June 30, 1998. If the Bank's non-performing loans and troubled-debt restructurings had been performing in accordance with their terms, the Bank would have recorded additional interest income of $108,000 and $57,000, respectively, for the year ended June 30, 1999, and $51,000 and $109,000, respectively, for the fiscal year ended June 30, 1998.

   OTHER REAL ESTATE OWNED ("OREO"). Property acquired by the Bank as a result of a foreclosure on a mortgage loan is classified as OREO and is recorded at the lower of the recorded investment in the related loan or the fair value of the property at the date of acquisition, with any resulting write down charged to the allowance for loan losses. The Bank obtains an appraisal on an OREO property as soon as practicable after it takes possession of the real property. The Bank will generally reassess the value of OREO at least annually thereafter. The balance of other real estate owned ("OREO")was $866,000, consisting of 9 properties, at June 30, 1999 compared to $825,000, consisting of 14 properties, at June 30, 1998. During the year ended June 30, 1999, total additions to OREO were $644,000, of which $302,000 were acquired from FIBC. Offsetting this addition, were OREO sales and charge-offs of $618,000 during the year ended June 30, 1999, of which $204,000 related to OREO acquired from FIBC. All charge-offs were recorded against the allowance for losses on real estate owned, which was $149,000 as of June 30, 1999.

   CLASSIFIED ASSETS. The Bank's Loan Loss Reserve Committee meets every other month to review all problem loans in the portfolio to determine whether any loans require reclassification in accordance with applicable regulatory guidelines. Recommendations are reported by the Loan Loss Reserve Committee to the Board of Directors on a quarterly basis. The Loan Loss Reserve Committee, subject to Board approval, establishes policies relating to the internal classification of loans and believes that its classification policies are consistent with regulatory policies. All non-performing loans and OREO are considered to be classified assets. In addition, the Bank maintains a "watch list" comprised of 43 loans totaling $4.7 million at June 30, 1999 which, while performing, are characterized by weaknesses which require special attention from management and are considered to be potential problem loans. All loans on the watch list are considered to be classified assets or are otherwise categorized as "Special Mention" as discussed below. As a result of its bi-monthly review of the loan portfolio, the Loan Loss Reserve Committee may decide to reclassify one or more of the loans on the watch list.

   Federal regulations and Bank policy require that loans and other assets considered to be of lesser quality be classified as ''Substandard,'' ''Doubtful'' or ''Loss'' assets. An asset is considered ''Substandard'' if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. ''Substandard'' assets have a well-defined weakness or weaknesses and are characterized by the distinct possibility that the Bank will sustain ''some loss'' if deficiencies are not corrected. Assets classified as ''Doubtful'' have all of the weaknesses inherent in those classified ''Substandard'' with the added characteristic that the weaknesses present make ''collection or liquidation in full,'' on the basis of current existing facts, conditions, and values, ''highly questionable and improbable.'' Assets classified as ''Loss'' are those considered ''uncollectible'' and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses that deserve management's attention are designated ''Special Mention'' by management. At June 30, 1999 the Bank had $2.1 million of loans designated Special Mention.

   At June 30, 1999, the Bank had $4.0 million of assets classified Substandard, consisting of 29 loans and 9 other real estate owned properties, $328,000 of assets classified as Doubtful, consisting of 1 loan, and no assets classified as Loss. Of the assets classified as substandard, 18 loans and 2 other real estate properties totaling $2.9 million were acquired from FIBC.

   The following table sets forth at June 30, 1999 the Bank's aggregate carrying value of the assets classified as Substandard, Doubtful or Loss or designated as Special Mention.

                                  Special Mention             Substandard                 Doubtful                   Loss
---------------------------------------------------------------------------------------------------------------------------------
                                Number       Amount       Number       Amount       Number       Amount       Number       Amount
---------------------------------------------------------------------------------------------------------------------------------
                                                                       (Dollars In Thousands)
Mortgage Loans:
   One-to-four family                5          $351          18        $1,975          -           $-            -           $-
   Multi-family and
     underlying                      7         1,122           3           687           1          328           -            -
     cooperative
   Non-residential                  -             -            1            90          -            -            -            -
   Cooperative apartment            13           595           7           376          -            -            -            -
---------------------------------------------------------------------------------------------------------------------------------
Total Mortgage Loans                25         2,078          29         3,128           1          328           -            -
---------------------------------------------------------------------------------------------------------------------------------
Other Real Estate Owned:
   One-to-four family               -             -            3           558          -            -            -            -
   Cooperative apartment            -             -            6           308          -            -            -            -
---------------------------------------------------------------------------------------------------------------------------------
Total Other Real Estate
   Owned                            -             -            9           866          -            -            -            -
---------------------------------------------------------------------------------------------------------------------------------
Total                               25        $2,078          38        $3,994           1         $328           -           $-
=================================================================================================================================

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

   The Bank has maintained its allowance for loan losses to a level which management believes is adequate to absorb possible losses that may be incurred within the Bank's loan portfolio. The allowance for loan losses has increased $3.0 million from June 30, 1998 to June 30, 1999, due primarily to the addition of $3.0 million in loan loss reserves from FIBC which the Company determined was adequate to cover potential losses on the loans acquired from FIBC. The reduction in the Company's loan loss provision from $1.6 million during the fiscal year ended June 30, 1998, to $240,000 during the fiscal year ended
June 30, 1999, resulted from continued stability of non-performing loan and charge-offs which totaled $201,000 during the fiscal year ended June 30, 1999, compared to $286,000 during the fiscal year ended June 30, 1998.

   The following table sets forth activity in the Bank's allowance for loan losses at or for the dates indicated.

                                                   At or for the Year Ended June 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                      1999              1998               1997              1996          1995
---------------------------------------------------------------------------------------------------------------------------------
                                                                   (Dollars In Thousands)
Total loans outstanding at end of period <F1>     $1,383,341          $950,121           $750,584          $583,686      $429,854
=================================================================================================================================
Average total loans outstanding <F1>              $1,164,982          $843,148           $648,357          $449,063      $430,845
=================================================================================================================================
ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of period                       $12,075           $10,726             $7,812            $5,174        $3,633
Provision for loan losses                                240             1,635              4,200             2,979         2,950
Charge-offs
   One-to-four family                                    (10)             (165)              (104)              (21)         (146)
   Multi-family and underlying cooperative               (98)              (49)              (985)             (553)       (1,081)
   Non-residential                                        -                 -                  -               (274)          (92)
   FHA/VA insured                                         -                 -                  -                 -             (9)
   Cooperative apartment                                 (62)             (112)              (276)             (170)         (328)
   Other                                                 (38)               (2)               (23)               (5)           -
---------------------------------------------------------------------------------------------------------------------------------
Total charge-offs                                       (208)             (328)            (1,388)           (1,023)       (1,656)
---------------------------------------------------------------------------------------------------------------------------------
Recoveries                                                 7                42                102                14           247
---------------------------------------------------------------------------------------------------------------------------------
Reserve acquired in purchase acquisition               2,967                -                 -                 668            -
---------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                             $15,081           $12,075            $10,726            $7,812        $5,174
=================================================================================================================================
Allowance for loan losses to total loans
       at end of period                                 1.09%             1.27%              1.43%             1.34%         1.20%
Allowance for loan losses to total non-
       performing loans at end of period              502.53          1,365.95             336.24            119.25        101.99
Allowance for loan losses to total non-
       performing loans and troubled-debt
       restructurings at end of period                351.46            248.71             136.45             69.61         40.66
Ratio of net charge-offs to average loans
       outstanding during the period                    0.03              0.03               0.20              0.22          0.33
ALLOWANCE FOR LOSSES ON OTHER REAL ESTATE
OWNED:
Balance at beginning of period                          $164              $187               $114               $-            $-
Provision charged to operations                           16               114                450               586            -
Charge-offs, net of recoveries                           (31)             (137)              (377)             (472)           -
---------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                $149              $164               $187              $114           $-
=================================================================================================================================

<F1> Total loans represents loans, net, plus the allowance for loan losses.
    Total loans at June 30, 1999 and June 30, 1996 include $192.3 million and $113.1 million of loans acquired from FIBC and Conestoga, respectively.

   The following table sets forth the Bank's allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated.

                                                                At June 30,
---------------------------------------------------------------------------------------------------------------------------------
                          1999                1998                      1997                   1996                 1995
---------------------------------------------------------------------------------------------------------------------------------
                            Percent                 Percent                 Percent                Percent               Percent
                            of Loan                 of Loan                 of Loan                of Loan               of Loan
                            in Each                 in Each                 in Each                in Each               in Each
                            Category                Category                Category               Category              Category
               Allowance    to Total  Allowance     to Total    Allowance   to Total   Allowance   to Total    Allowance to Total
                Amount      Loans(1)   Amount       Loans<F1>     Amount     Loans<F1>   Amount    Loans<F1>    Amount   Loans<F1>
---------------------------------------------------------------------------------------------------------------------------------
                                                     (Dollars in Thousands)
Impaired
  loans <F2>         $62       0.11%        $23         0.33%        $122        0.58%      $955        1.30%      $-         -%
One-to-four
  family           4,112      17.86         669        13.32          820       19.04      1,171       29.90       556      14.25
Multi-family
  and
  underlying
  cooperative      9,652      72.63      10,160        75.90        7,398       66.83      3,808       50.81     3,372      61.72
Non-
  residential        699       6.45         445         5.32          862        5.84        605        6.63       103       6.60
Cooperative
  apartment          414       2.39         605         4.52        1,355        6.89      1,085       10.38     1,031      16.51
Other                142       0.56         173         0.61          169        0.82        188        0.98       112       0.92
---------------------------------------------------------------------------------------------------------------------------------
Total            $15,081     100.00%    $12,075       100.00%     $10,726      100.00%    $7,812      100.00%   $5,174     100.00%
=================================================================================================================================

<F1> Total loans represent gross loans less FHA and VA loans, which are government guaranteed loans.
<F2> The Bank adopted SFAS 114 effective July 1, 1995.  Prior to this date, impaired loans were not measured. At June 30, 1999, 1998, 1997 and 1996, impaired loans represent 0.11%, 0.33%, 0.57% and 1.27% of total loans.

INVESTMENT ACTIVITIES

   INVESTMENT STRATEGIES OF THE COMPANY - The Company's principal asset is its investment in the Bank's common stock, which amounted to $189.6 million at June 30, 1999. The Company's other investments at that date totaled $54.8 million, and are invested in Ginnie Mae adjustable rate mortgage-backed securities, which are tied closely to short-term borrowings, and equity securities and U.S. agency obligations which are utilized for general business activities, which may include, but are not limited to: (1) repurchases of Common Stock, (2) acquisition of other companies, (3) subject to applicable limitations, the payment of dividends, and/or (4) investments in the equity securities of other financial institutions and other investments not permitted for federally-insured institutions. There can be no assurance that the Company will engage in any of these activities in the future.

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

   The Company did not engage in any hedging transactions utilizing derivative instruments (such as interest rate swaps and caps) during the fiscal year ended June 30, 1999, and did not have any such hedging transactions in place at June 30, 1999. In the future, the Company may, with Board approval, engage in hedging transactions utilizing derivative instruments.

   MORTGAGE-BACKED SECURITIES. In its securities investment activities over the past few years the Company has increased its purchases of mortgage-backed securities, which provide the portfolio with investments consisting of desirable repricing, cash flow and credit quality characteristics. Mortgage-backed securities generally yield less than the loans that underlie the securities because of the cost of payment guarantees and credit enhancements that reduce credit risk to the investor. While mortgage-backed securities backed by federally sponsored agencies carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that fluctuating interest rates, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities. However, mortgage-backed securities are more liquid than individual mortgage loans and may readily be used to collateralize borrowings of the Company. Approximately 50.3% of the Company's $525.7 million mortgage-backed securities portfolio, which represented 23.4% of the Company's total assets at June 30, 1999, was comprised of securities backed by either the Governmental National Mortgage Association (''Ginnie Mae''), Freddie Mac, or Fannie Mae. In addition to the superior credit quality provided by the agency backing, the mortgage-backed securities portfolio also provides the Company with important interest rate risk management features.

   At June 30, 1999, the Bank had $344.3 million in CMOs and REMICs, which comprise the largest component of the Bank's mortgage-backed securities. All of the securities are either backed by U.S agency obligations or have been issued by highly reputable financial institutions. In addition, all of the non-agency backed obligations had been rated in the highest rating category by at least one nationally recognized rating agency at the time of purchase. In addition, none of these securities have stripped principal and interest components and the Bank is positioned in priority tranches in all securities. The majority of these securities have been purchased using funds from short-term borrowings as part of reverse repurchase transactions, in which these securities act as collateral for the borrowed funds. As of June 30, 1999, the fair value of these securities was approximately $4.7 million below their cost basis, due primarily to reductions in market values associated with an increase in short-term interest rates during the quarter ended June 30, 1999.

   The Bank's remaining mortgage-backed securities portfolio is comprised of a $112.5 million investment in adjustable rate Ginnie Mae, Freddie Mac and Fannie Mae pass-through securities which have an average term to next rate adjustment of less than one year, a $43.6 million investment in seasoned fixed-rate Ginnie Mae, Fannie Mae and Freddie Mac pass-through securities, with an estimated remaining life of less than three years, and a $25.5 million investment in mortgage-backed securities, which provide a return of principal and interest on a monthly basis, and have original maturities of between five to seven years, at which point the entire remaining principal balance is repaid (the ''balloon'' payment).

   GAAP requires that investments in equity securities that have readily determinable fair values and all investments in debt securities be classified in one of the following three categories and accounted for accordingly: trading securities, securities available for sale, or securities held to maturity. The Company had no securities classified as trading securities during the year ended June 30, 1999, and does not intend to trade securities. Unrealized gains and losses on available for sale securities are excluded from earnings and are reported as a separate component of stockholders' equity, net of deferred taxes. At June 30, 1999, the Company had $649.5 million of securities classified as available for sale which represented 28.90% of total assets at June 30, 1999. Given the size of the available for sale portfolio, future fluctuations in market values of these securities could result in fluctuations in the Company's stockholders' equity.

   The maturities on the Bank's fixed-rate mortgage-backed securities (balloons, seasoned Ginnie Mae's and Freddie Mac's) are relatively short as compared to the final maturities on its ARMs and CMO portfolios. Except for fixed rate mortgage backed securities acquired from Conestoga, which were generally classified as available for sale, the Company typically classifies purchased fixed rate mortgage-backed securities as held-to-maturity, and carries the securities at amortized cost. The Company is confident of its ability to hold these securities to final maturity. The Company typically classifies purchased ARMs and CMOs as available for sale, in recognition of the greater prepayment uncertainty associated with these securities, and carries these securities at fair market value.

The following table sets forth activity in the Company's mortgage-backed securities portfolio for the periods indicated.

                                                 For the Year Ended June 30,
-------------------------------------------------------------------------------
                                                  1999        1998       1997
-------------------------------------------------------------------------------
                                                     (Dollars In Thousands)
Amortized cost at beginning of period           $408,086    $306,164  $209,542
Purchases/ Sales (net)                           263,644     193,086   137,889
Principal repayments                            (179,434)    (90,686)  (41,021)
Premium and discount amortization, net               230        (478)     (246)
Securities acquired in purchase of FIBC<F1>       37,780          -         -
-------------------------------------------------------------------------------
Amortized cost at end of period                 $530,306    $408,086  $306,164
===============================================================================
(1) Amount comprised of $13.8 million of Freddie Mac securities, $8.7 million of Fannie Mae securities and $15.3 of Ginnie Mae securities.

The following table sets forth the amortized cost and fair value of the Company's securities at the dates indicated.

                                                                                 At June 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                1999<F1>                           1998                        1997
----------------------------------------------------------------------------------------------------------------------------
                                    Amortized           Fair          Amortized         Fair        Amortized          Fair
                                      Cost              Value            Cost           Value         Cost             Value
-----------------------------------------------------------------------------------------------------------------------------
                                                                    (Dollars In Thousands)
Mortgage-backed securities:
Ginnie Mae                           $133,057         $133,337            $87,889     $89,706         $103,974       $106,431
Fannie Mae                             25,317           25,355             33,085      33,420           71,621         71,745
Freddie Mac                            22,994           23,093             31,778      32,016           58,226         58,536
CMOs                                  348,938          344,254            255,334     256,176           72,343         72,500
-----------------------------------------------------------------------------------------------------------------------------
Total mortgage-backed
       Securities                     530,306          526,039            408,086     411,318          306,164        309,212
-----------------------------------------------------------------------------------------------------------------------------
Investment securities:
U.S. treasury and agency               87,475           86,553             92,825      93,302          119,742        120,226
Other <F2>                             77,746           76,705             57,981      58,322           34,271         34,596
-----------------------------------------------------------------------------------------------------------------------------
Total investment securities           165,221          163,258            150,806     151,624          154,013        154,822
Equity securities                      14,162           15,142             10,425      12,675            4,912          5,889
Net unrealized (loss)gain <F2>         (5,692)              -               5,069          -             3,710             -
-----------------------------------------------------------------------------------------------------------------------------
Total securities, net                $703,997         $704,439           $574,386    $575,617         $468,799       $469,923
=============================================================================================================================

<F1>Includes $13.8 million of Freddie Mac securities, $8.7 million of Fannie
    Mae securities, $15.3 million in Ginnie Mae securities, $37.2 million in agency obligations, and $6.6 million in equity securities acquired from FIBC.

<F2> The net unrealized (loss) gain at June 30, 1999, 1998  and 1997 relates to available for sale securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Investments in Debt and Equity Securities," ("SFAS 115"). The net unrealized gain is presented in order to reconcile the ''Amortized Cost'' of the Company's securities portfolio to the recorded value reflected in the Consolidated Statements of Condition.

   CORPORATE DEBT OBLIGATIONS. The Company invests in the short-term investment grade debt obligations of various corporations. Corporate debt obligations generally carry both a higher rate of return and a higher degree of credit risk than U.S. Treasury securities with comparable maturities. In addition, corporate securities are generally less liquid than comparable U.S. Treasury securities. In recognition of the additional risks associated with investing in these securities, the Company's investment policy limits new investments in corporate obligations to those companies which are rated single ''A'' or better by one of the nationally recognized rating agencies, and limits investments in any one corporate entity to the lesser of 1% of total assets or 15% of the Company's equity. At June 30, 1999, the Company's portfolio of corporate debt obligations totaled $69.9 million, or 3.11% of total assets.

The following table sets forth the amortized cost and fair value of the Company's securities, by accounting classification and by type of security, at the dates indicated.

                                                                                 At June 30,
----------------------------------------------------------------------------------------------------------------------------
                                                1999<F1>                           1998                        1997
----------------------------------------------------------------------------------------------------------------------------
                                    Amortized           Fair          Amortized         Fair        Amortized         Fair
                                      Cost              Value            Cost           Value         Cost            Value
----------------------------------------------------------------------------------------------------------------------------
                                                                    (Dollars In Thousands)
Held-to-Maturity:
Mortgage-backed
securities: <F2>
Pass through securities               $22,820          $23,192          $46,714        $47,443         $78,388      $79,075
---------------------------------------------------------------------------------------------------------------------------
Total mortgage-backed
       securities                      22,820           23,192           46,714         47,443          78,388       79,075
Investment securities <F3>             31,698           31,768           78,091         78,593         101,587      102,024
---------------------------------------------------------------------------------------------------------------------------
Total Held-to Maturity                $54,518          $54,960         $124,805       $126,036        $179,975     $181,099
===========================================================================================================================
Available-for-Sale:
Mortgage-backed securities:
Pass through securities              $158,548         $158,593         $106,038       $107,699        $155,433     $157,637
CMOs                                  348,938          344,254          255,334        256,176          72,343       72,500
---------------------------------------------------------------------------------------------------------------------------
Total mortgage-backed
       securities                     507,486          502,847          361,372        363,875         227,776      230,137
Investment securities <F3>            133,523          131,490           72,715         73,031          52,426       52,798
Equity securities                      14,162           15,142           10,425         12,675           4,912        5,889
Net unrealized (loss) gain <F4>        (5,692)              -             5,069             -            3,710           -
---------------------------------------------------------------------------------------------------------------------------
Total Available-for-Sale             $649,479         $649,479         $449,581       $449,581        $288,824     $288,824
===========================================================================================================================
Total securities, net                $703,997         $704,439         $574,386       $575,617        $468,799     $469,923
===========================================================================================================================

<F1>Includes  $37.8  million  of mortgage-backed pass-through securities, $37.2 million in investment securities and $6.6 million in equity securiies acquired from FIBC, all of which were classified as available for sale.

<F2>Mortgage-backed securities include investments in CMOs and REMICs.

<F3>Includes corporate debt obligations.

<F4>The net unrealized (loss) gain at June 30, 1999, 1998  and 1997 relates to available for sale securities in accordance with SFAS No. 115. The net unrealized gain is presented in order to reconcile the ''Amortized Cost'' of the Company's securities portfolio to the recorded value reflected in the Consolidated Statements of Condition.

   The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of the Company's securities at June 30, 1999, by remaining period to contractual maturity. With respect to mortgage-backed securities, the entire amount is reflected in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments. Other than obligations of federal agencies and GSEs, the Company has no investments in securities issued by any one entity in excess of 10% of stockholders' equity at June 30, 1999.


                                                             At June 30, 1999
---------------------------------------------------------------------------------------------------------------------------------
                                              Held-to-Maturity                                             Available-for Sale
                                        ------------------------------------------      -----------------------------------------
                                                                          Weighted                                       Weighted
                                        Amortized                         Average        Amortized                        Average
                                          Cost           Fair Value        Yield           Cost           Fair Value      Yield
---------------------------------------------------------------------------------------------------------------------------------
                                                                           (Dollars In Thousands)
Mortgage-backed securities:
Due within 1 year                          $2,040           $2,049            7.08%             $-               $-           -%
Due after 1 year but within 5 years        15,073           15,173            6.95           11,691           11,506        6.29
Due  after  5  years  but within
   10 years                                 5,706            5,969            7.94           10,997           10,807        6.47
Due after ten years                             1                1           13.17          484,798          480,534        6.35
---------------------------------------------------------------------------------------------------------------------------------
Total                                      22,820           23,192            7.03          507,486          502,847        6.81
---------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and Agency:
Due within 1 year                              -                -              -                -                -            -
Due after 1 year but within 5 years        22,401           22,400            6.49           65,074           64,153        5.85
Due  after  5  years  but within
   10 years                                    -                -               -               -                -            -
Due after ten years                            -                -               -               -                -            -
---------------------------------------------------------------------------------------------------------------------------------
Total                                      22,401           22,400            6.49           65,074           64,153        5.85
---------------------------------------------------------------------------------------------------------------------------------
Corporate and Other
Due within 1 year                           4,169            4,200            6.67           13,103           14,386        5.08
Due after 1 year but within 5 years         3,908            3,939            6.40           61,947           60,837        6.07
Due  after  5  years  but within
   10 years                                 1,220            1,229            7.32               -                -           -
Due after ten years                            -                -               -             7,561            7,256        6.51
---------------------------------------------------------------------------------------------------------------------------------
Total                                       9,297            9,368            6.64           82,611           82,479        5.36
---------------------------------------------------------------------------------------------------------------------------------
Total:
Due within 1 year                           6,209            6,249            6.80           13,103           14,386        5.08
Due after 1 year but within 5 years        41,382           41,512            6.65          138,712          136,496        5.99
Due  after  5  years  but within
   10 years                                 6,926            7,198            7.83           10,997           10,807        6.47
Due after ten years                             1                1           13.17          492,359          487,790        6.35
---------------------------------------------------------------------------------------------------------------------------------
Total                                     $54,518          $54,960            6.82%        $655,171         $649,479        6.25%
=================================================================================================================================

SOURCES OF FUNDS

   GENERAL. Deposits, repayments of loans and mortgage-backed securities, investment security maturities and redemptions, and short- to medium-term borrowings from the FHLBNY, which include both advances and repurchase agreements treated as financings, are the Bank's primary sources of funding for its lending and investment activities. The Bank is also active in the secondary mortgage market, selling substantially all of its new long-term, fixed-rate residential mortgage product to either Fannie Mae, Freddie Mac, or SONYMA.

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

Consequently, the communities in which the Bank maintains branch offices have historically provided the Bank with nearly all of its deposits. At June 30, 1999, the Bank had deposit liabilities of $1.25 billion, up $208.7 million from June 30, 1998. Within total deposits, $78.7 million, or 6.3%, consisted of certificates of deposit with balances of $100,000 or greater. Individual Retirement Accounts (''IRA's'') totaled $124.8 million, or 10.0% of total deposits.

The following table presents the deposit activity of the Bank for the periods indicated.

For the Year Ended June 30,
------------------------------------------------------------------------------
                                          1999            1998           1997
------------------------------------------------------------------------------
                                   (Dollars In Thousands)
Deposits                              $1,686,616     $1,373,072     $1,702,024
Withdrawals                            1,751,003      1,340,838      1,729,025
------------------------------------------------------------------------------
Deposits (Withdrawals) in
  excess of (deposits) withdrawals       (64,387)        32,234        (27,001)
Deposits acquired in
  purchase of FIBC (1)                   230,627             -              -
Interest credited                         42,479         42,713         40,282
------------------------------------------------------------------------------
TOTAL INCREASE IN DEPOSITS              $208,719        $74,947        $13,281
==============================================================================

(1) Amount comprised of $123.0 million in certificates of deposit, $67.4 in savings accounts, $15.1 million in checking accounts, $16.7 million in money market accounts, and $7.5 million in NOW and Super NOW accounts.

   At June 30, 1999 the Bank had $78.7 million in certificate of deposit accounts over $100,000 maturing as follows:

                                                             Weighted Average
                                           Amount                    Rate
-------------------------------------------------------------------------------
                                             (Dollars In Thousands)
Maturity Period
Within three months                         $23,894                   5.32%
After three but within six months            12,785                   5.01
After six but within twelve months           26,571                   5.52
After 12 months                              15,457                   5.66
-------------------------------------------------------------------------------
Total                                       $78,707                   5.40%
===============================================================================

   The following table sets forth the distribution of the Bank's deposit accounts and the related weighted average interest rates at the dates indicated.

                                                                At June 30,
                                  -------------------------------------------------------------------------------
                                              1999                              1998                            1997
                                  -------------------------------    ----------------------------   ----------------------------
                                             Percent    Weighted               Percent    Weighted             Percent  Weighted
                                            of Total    Average                of Total    Average             of Total  Average
                                  Amount    Deposits      Rate        Amount   Deposits     Rate     Amount    Deposits   Rate
--------------------------------------------------------------------------------------------------------------------------------
                                                                       (Dollars In Thousands)
Checking accounts                 $58,542       4.70%        - %       $37,039      3.57%      - %    $27,391     2.84%       - %
NOW and Super NOW accounts         25,687       2.06       1.22         17,927      1.73     1.24      16,324     1.69      1.24
Money market accounts              52,979       4.25       3.55         30,567      2.94     3.09      33,530     3.48      2.96
Savings accounts                  406,602      32.60       2.09        340,481     32.79     2.27     344,377    35.75      2.27
Certificates of deposit           703,251      56.39       5.31        612,328     58.97     5.84     541,773    56.24      5.61
--------------------------------------------------------------------------------------------------------------------------------
Totals                         $1,247,061     100.00%               $1,038,342    100.00%            $963,395   100.00%
================================================================================================================================

   The following table presents, by interest rate ranges, the amount of certificate accounts outstanding at the dates indicated and the period to maturity of the certificate accounts outstanding at June 30, 1999.

                             Period  to  Maturity  at  June 30, 1999                                    Total at June 30,
                          --------------------------------------------------------            -----------------------------------
                          Less than       One to          Four to        Over Five
Interest Rate Range       One Year       Three Years     Five Years        Years                  1999          1998       1997
---------------------------------------------------------------------------------------------------------------------------------
                                                          (Dollars In Thousands)
4.00% and below             $29,348           $209            $-             $1                 $29,558            $1         $12
4.01% to 5.00%              278,322         67,511            836            25                 346,694       135,153      84,854
5.01% to 6.00%              119,835         37,923         20,014           411                 178,183       233,082     282,065
6.01% to 7.00%              101,821         14,105          4,298            14                 120,238       231,204     158,528
7.01% and above              22,445          6,099             34            -                   28,578        12,888      16,314
---------------------------------------------------------------------------------------------------------------------------------
Total                      $551,771       $125,847        $25,182           451                $703,251      $612,328    $541,773
=================================================================================================================================

   BORROWINGS. The Bank has been a member and shareholder of the FHLBNY since February 14, 1980. One of the privileges accorded FHLBNY shareholders is the ability to borrow money under various lending (''Advance'') programs at competitive rates. The Bank, as a member of the FHLBNY, is provided with a borrowing line which equaled $547.2 million at June 30, 1999. From time to time, the Bank will borrow from the FHLBNY for various purposes.


        The Bank had borrowings (''Advances'') from the Federal Home Loan Bank of New York totaling $250.0 million and $103.5 million at June 30, 1999 and 1998, respectively. The average cost of FHLB advances was 5.96% and 6.04%, respectively, during the years ended June 30, 1999 and 1998, and the average interest rate on outstanding FHLBNY advances was 5.52% and 6.05%, respectively, at June 30, 1999 and 1998. At June 30, 1999, the Bank maintained in excess of $275.0 million of qualifying collateral (principally real estate loans), as defined by the FHLBNY, to secure such advances.

   Securities sold with agreement to repurchase totaled $481.7 million at June 30, 1999. The mortgage-backed securities sold with agreement to repurchase mature at various periods beginning in January, 2000. Borrowings under such reverse repurchase agreements involve the delivery of securities to broker-dealers who arrange the transactions. The securities remain registered in the name of the Bank, and are returned upon the maturities of the agreements. Funds to repay the Bank's securities sold with agreement to repurchase at maturity will be provided primarily by cash received from the maturing securities.

   Presented below is information concerning securities sold with agreements to repurchase and FHLB Advances for the years ended June 30, 1999, 1998 and 1997:

Securities Sold Under Agreements to Repurchase:
                                             At or For the Year Ended June 30,
-------------------------------------------------------------------------------
                                                1999      1998           1997
-------------------------------------------------------------------------------
                                                     (Dollars In Thousands)
Balance outstanding at end of period         $481,660    $256,601      $76,333
Average interest cost at end of period           5.28%       5.74%        5.69%
Average balance outstanding                   381,996     145,676       32,374
Average interest cost during the year            5.45%       5.95%        5.73%
Carrying value of underlying collateral      $496,500    $267,469      $83,778
Estimated market value of underlying
   collateral                                 491,750     268,991       84,172
Maximum balance outstanding at
   month end during period                    481,660     256,601       76,333


FHLB Advances:
                                             At or For the Year Ended June 30,
-------------------------------------------------------------------------------
                                                1999        1998          1997
-------------------------------------------------------------------------------
                                                     (Dollars In Thousands)
Balance outstanding at end of period         $250,000    $103,505      $63,210
Average interest cost at end of period           5.52%       6.05%        6.18%
Average balance outstanding                   201,494      86,709       20,121
Average interest cost during the year            5.96%       6.04%        5.79%
Maximum balance outstanding at month
   end during period                          260,000     103,505       63,210


SUBSIDIARY ACTIVITIES

   In addition to the Bank, the Company's direct and indirect subsidiaries consist of six active wholly-owned subsidiary corporations, one of which is directly owned by the Company and five of which are directly owned by the Bank. In addition, DSBW Preferred Funding Corp. is a direct subsidiary of Havemeyer Equities Inc., a direct subsidiary of the Bank. The following table presents an overview of the Company's subsidiaries as of June 30, 1999.


     COMPANY                                       Year/ State of Incorporation        Primary Business Activities
--------------------------------------------------------------------------------------------------------------------------------
Havemeyer Equities Inc.                              1977 / New York                   Ownership of DSBW Preferred Funding Corp.
Boulevard Funding Corp.                              1981 / New York                   Currently Inactive
Havemeyer Brokerage Corp. <F1>                       1983 / New York <F1>              Management of investment portfolio.
Havemeyer Investments Inc.                           1997 / New York                   Sale of annuity products
DSBW Preferred Funding Corp.                         1998 / Delaware                   Real Estate Investment Trust
DSBW Residential Preferred Funding Corp.             1998 / Delaware                   Real Estate Investment Trust
Finfed Development Corp. <F2>                        1985 / New York                   Currently Inactive
Finfed Funding Corp. <F2>                            1985 / New York                   Currently Inactive
FS Agency Corp. <F2>                                 1988 / New York                   Currently Inactive
842 Manhattan Avenue Corp. <F2>                      1995/ New York                    Management and ownership of real estate.

<F1> On  August  31,  1999,  the  Board  of  Directors  of  Havemeyer Brokerage
Corporation approved a Plan of Liquidation pursuant to which all of the assets and liabilities of Havemeyer Brokerage Corporation will be transferred to the Bank.

<F2> Acquired from FIBC on January 21, 1999.


PERSONNEL

   As of June 30, 1999, the Company had 256 full-time employees and 81 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

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

   DISTRIBUTIONS. To the extent that the Bank makes "non-dividend distributions" to shareholders, such distributions will be considered to result in distributions from the Bank's "base year reserve," i.e. its reserve as of June 30, 1989, to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

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

   CORPORATE ALTERNATIVE MINIMUM TAX. The Code imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Bank's AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses).

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

REGULATION

GENERAL

   The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the FDIC, as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the Bank
Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") which are administered by the FDIC, and the Bank is a member of the FHLBNY. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain  transactions,  such  as  mergers  with,  or
acquisitions  of,   other depository institutions. The OTS and the FDIC
conduct periodic examinations  to assess  the  Bank's  compliance  with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the
insurance fund and depositors.   The  Company,  as  a pubicly-held unitary
savings and loan holding company, is required to file certain reports with, and otherwise comply with, the rules and regulations of the Securities and Exchange Commission (the ''SEC'') under the federal securities laws and of the OTS.

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


REGULATION OF FEDERAL SAVINGS ASSOCIATIONS

   BUSINESS ACTIVITIES. The Bank derives its lending and investment powers from the Home Owner's Loan Act, as amended (''HOLA''), and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400% of an association's capital on the aggregate amount of loans secured by non-residential real estate property; (c) a limit of 20% of an association's assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (d) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA); and (f) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of inancing what is or is expected to become residential property.

   LOANS TO ONE BORROWER. Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At June 30, 1999, the Bank's limit on loans to one borrower was $28.6 million. At June 30, 1999, the Bank's largest aggregate amount of loans to one borrower was $14.7 million and the second largest borrower had an aggregate balance of $14.3 million.

   QTL TEST. HOLA requires a savings association to meet a QTL test. A savings association may satisfy the QTL test by maintaining at least 65% of its ''portfolio assets'' in certain ''qualified thrift investments'' in at least nine months of the most recent twelve-month period. ''Portfolio assets'' means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) certain intangibles, including goodwill and credit card and purchased mortgage servicing rights, and (c) the value of property used to conduct the association's business. ''Qualified thrift investments'' includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, small business loans, education loans, and credit card loans. At June 30, 1999, the Bank maintained 93.5% of its portfolio assets in qualified thrift investments. The Bank had also satisfied the QTL test in each of the prior 12 months and, therefore, was a qualified thrift lender. A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986.

   A savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The initial restrictions include prohibitions against (a) engaging in any new activity not permissible for a national bank, (b) paying dividends not permissible under national bank regulations, (c) obtaining new advances from any FHLB, and (d) establishing any new branch office in a location not permissible for a national bank in the association's home state. In addition, within one year of the date a savings association ceases to meet the QTL test, any company controlling the association would have to register under, and become subject to the requirements of, the Bank Holding Company Act of 1956, as amended. If the savings association does not requalify under the QTL test within the three-year period after it failed the QTL test, it would be required to terminate any activity and to dispose of any investment not permissible for a national bank and would have to repay as promptly as possible any outstanding advances from any FHLB. A savings association that has failed the QTL test may requalify under the QTL test and be free of such limitations, but it may do so only once.

   CAPITAL REQUIREMENTS. The OTS regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations and a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-based assets. The OTS regulations also provide that the minimum leverage capital ratio, or core capital to total adjusted assets, for a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating is 3% and that the minimum leverage capital ratio for any other depository institution is 4%, unless a higher capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies, to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset.

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

      The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at June 30, 1999:

                                  Actual           Minimum Capital Requirement
                          ----------------------   ---------------------------
                            Amount      Ratio        Amount             Ratio
------------------------------------------------------------------------------
As of June 30, 1999:                      (Dollars In Thousands)
   Tangible               $123,817        5.83%     $31,846               1.5%
   Leverage Capital        123,817        5.83       63,693               3.0%
   Risk-based capital      138,123       11.45       96,515               8.0%


The following is a reconciliation of generally accepted accounting principles
(GAAP) capital to regulatory capital for the Bank:


                                  Tangible        Leverage          Risk-Based
At June 30, 1999                  Capital          Capital            Capital
------------------------------------------------------------------------------
                                            (Dollars In Thousands)
GAAP capital                      $189,405        $189,405            $189,405
------------------------------------------------------------------------------
Non-allowable assets:
Unrealized loss on available for
   sale securities                   3,868           3,868               3,868
Goodwill                           (64,871)        (64,871)            (64,871)
Core deposit intangible             (4,585)         (4,585)             (4,585)
General valuation allowance             -               -               14,306
------------------------------------------------------------------------------
Regulatory capital                 123,817         123,817             138,123
Minimum capital requirement         31,846          63,693              96,515
------------------------------------------------------------------------------
Regulatory capital excess          $91,971         $60,124             $41,608
==============================================================================


   LIMITATION  ON  CAPITAL  DISTRIBUTIONS.    OTS  regulations currently impose
limitations upon capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to
shareholders   of   another   institution  in  a  cash-out  merger,  and  other
distributions charged against capital. Effective April 1, 1999, the OTS amended its capital distribution regulations to reduce regulatory burdens on savings associations. Under the amended OTS regulations governing capital distributions, certain savings associations are permitted to pay capital distributions during a calendar year that do not exceed the association's net income for the year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS.
However, a savings association subsidiary of a savings and loan holding company, such as the Company, will continue to have to file an application to receive the approval of the OTS. These new regulations are more restrictive to the Company than regulations being replaced based upon the Company's historical dividend declaration activities.

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

   LIQUIDITY. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified
United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the month ended June 30, 1999 was 10.0% which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

   ASSESSMENTS. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report. The Bank's assessment expense during the year ended June 30, 1999 totaled $404,000. The OTS has adopted amendments to its regulations, effective January 1, 1999, that are intended to assess savings associations on a more equitable basis. The regulations base the assessment for an individual savings association on three components: the size of the association, on which the basic assessment is based; the association's supervisory condition, which results in percentage increases for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in percentage increases for a savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion. In order to avoid a disproportionate impact upon the smaller savings institutions, which are those whose total assets never exceeded $100.0 million, the new regulations provide that the portion of the assessment based on asset size will be the lesser of the assessment under the amended regulations or the regulations before the amendment. Management believes that any changes in the rate of OTS assessments under the amended regulations will not be material.

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

   In April 1995, the OTS and the other federal banking agencies adopted amendments revising their CRA regulations. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the amended system focuses on three tests: (a) a lending test, to evaluate the institution's record of making loans in its service areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. The amended CRA regulations also clarify how an institution's CRA performance would be considered in the application process.

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

   STANDARDS FOR SAFETY AND SOUNDNESS. Pursuant to the requirements of the FDI Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 (''Community Development Act''), the OTS, together with the other federal bank regulatory agencies, have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the OTS adopted regulations pursuant to FDICIA that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the ''prompt corrective action'' provisions of FDICIA. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

   PROMPT CORRECTIVE REGULATORY ACTION. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of five categories based on the association's capital. Generally, a savings association is treated as ''well capitalized'' if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk-weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings association will be treated as ''adequately capitalized'' if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of core capital to risk-weighted assets is at least 4.0%, and its ratio of core capital to total assets is at least 4.0% (3.0% if the association receives the highest rating on the CAMEL financial institutions rating system). A savings association that has a total risk-based capital of less than 8.0% or Tier 1 risk-based capital ratio that is less than 4.0% or a leverage ratio (3.0% leverage ratio if the association receives the highest rating on the CAMEL financial institutions rating system) is considered to be ''undercapitalized.'' A savings association that has a total risk-based capital of less than 6.0% or a Tier 1 risk-based capital ratio or a leverage ratio of less than 3.0% is considered to be ''significantly undercapitalized.'' A savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be ''critically undercapitalized.'' The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements. As of the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. See ''- Capital Requirements.''

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

   INSURANCE OF DEPOSIT ACCOUNTS. Savings associations are subject to a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the risk-based assessment system, which began in 1993, the FDIC assigns an institution  to  one  of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period. The three capital categories consist of (a) well capitalized, (b) adequately capitalized, or (c) undercapitalized. The FDIC also assigns an institution to one of the three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based upon a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. Both the BIF and SAIF currently satisfy the reserve ratio requirement. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. If such action is taken, it could have an adverse effect upon the earnings of the Bank.

   The Funds Act of 1996 also amended the FDIA to recapitalize the SAIF and to expand the assessment base for the payments of FICO bonds. Beginning January 1, 1997, the assessment base included the deposits of both BIF and SAIF-insured institutions. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. For the semi-annual period beginning on July 1, 1997, the rates of assessment for FICO bonds are 0.0126% for BIF-assessable deposits and 0.0630% for SAIF-assessable deposits. For the semi-annual period beginning July 1, 1998, the rates of assessment for the FICO bonds is 0.0122% for BIF-assessable deposits and 0.0610 for SAIF-assessable deposits.

   FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLBNY, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLBNY, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or one-twentieth{ }of its advances (borrowings) from the FHLBNY. The Bank was in compliance with this requirement with an investment in FHLB stock at June 30, 1999, of $28.3 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. The FHLBNY paid dividends on the capital stock of $1.5 million, $663,000, and $503,000 and during the years ended June 30, 1999, 1998 and 1997, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of FDICIA and the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (''FIRREA'') on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Bank.

   FEDERAL RESERVE SYSTEM. The Bank is subject to provisions of the FRA and the FRB's regulations pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $46.5 million. The amount of aggregate transaction accounts in excess of $46.5 million are currently subject to a reserve ratio of 10%, which ratio the FRB may adjust between 8% and 14%. The FRB regulations currently exempt $4.9 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve ''discount window,'' but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

   Transactions between the Company and the Bank, including any of its subsidiaries, and any of its affiliates are subject to various conditions and limitations. See '' Regulation of Federal Savings Associations - Transactions with Related Parties.'' The Bank must file an application with the OTS prior to any declaration of the payment of any dividends or other capital distributions to the Company. See ''- Regulation of Federal Savings Associations - Limitation on Capital Distributions.''

FEDERAL SECURITIES LAWS

   The Company's Common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

ITEM 2 - PROPERTIES
   The Bank conducts its business through nineteen full-service offices, including eight offices acquired from Conestoga in June, 1996, and five offices acquired from FIBC in January, 1999. The Bank's Main Office and headquarters is located at 209 Havemeyer Street, Brooklyn, New York. The Bank believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                           Leased or           Date Leased      Lease Expiration         Net Book Value
                                            Owned              or Acquired         Date                at June 30, 1999
-----------------------------------------------------------------------------------------------------------------------
ADMINISTRATIVE OFFICE                        Owned                 1989               -                      $3,695,792
       275 South 5th Street
       Brooklyn. New York  11211
MAIN OFFICE                                  Owned                 1906               -                        $803,775
       209 Havemeyer Street
       Brooklyn, New York  11211
AVENUE M BRANCH                              Owned                 1993               -                        $477,115
       1600  Avenue  M at East 16th
         Street
       Brooklyn, New York  11230
BAYSIDE BRANCH                              Leased                 1974           May, 2004                     $48,337
       61-38 Springfield Boulevard
       Bayside, New York  11364
BELLMORE BRANCH                              Owned                 1973               -                        $465,418
       2412 Jerusalem Avenue
       Bellmore, New York  11710
BENSONHURST BRANCH                           Owned                 1978               -                      $1,265,741
       1545 86th Street
       Brooklyn, New York  11228
BRONX BRANCH <F1>                           Leased                 1965           October, 2006                 $89,415
       1931 Turnbull Avenue
       Bronx, New York  10473
FLUSHING BRANCH                             Leased                 1974           November, 2013               $232,947
       59-23 Main Street
       Flushing, New York  11355
GATES AVENUE BRANCH                          Owned                 1905               -                        $238,545
       1012 Gates Avenue
       Brooklyn, New York  11221
GREENPOINT BRANCH                            Owned                 1995               -                        $832,597
       814 Manhattan Avenue
       Brooklyn, NY  11222
HELP CENTER                                 Leased                 1998           May, 2003                    $109,248
       1379 Jerusalem Avenue
       Merrick, New York   11566
HILLCREST BRANCH                            Leased                 1971           May, 2001                     $41,987
       176-47 Union Turnpike
       Flushing, New York  11366
JACKSON HEIGHTS BRANCH                      Leased                 1990           August, 2005                 $199,007
       75-23 37th Avenue
       Jackson Heights, New York
       11372
KINGS HIGHWAY BRANCH                         Owned                 1976               -                        $766,429
       1902-1904 Kings Highway
       Brooklyn, New York  11229
LONG ISLAND CITY BRANCH                     Leased                 1976           April, 2001                   $91,483
       45-14 46{th} Street
       Long  Island  City,  New  York
       11104
MARINE PARK BRANCH                           Owned                 1993               -                        $825,535
       2172 Coyle Street
       Brooklyn, NY  11229
MERRICK BRANCH                               Owned                 1960               -                        $234,958
       1775 Merrick Avenue
       Merrick, New York  11566
PORT WASHINGTON BRANCH                       Owned                 1971               -                        $406,056
       1000 Port Washington Boulevard
       Port Washington, New York
       11050
SUNNYSIDE BRANCH                             Owned                 1962               -                      $2,894,168
       42-25 Queens Boulevard
       Long  Island  City,  New  York
       11104

PROPERTIES (CONTINUED)
WESTBURY BRANCH <F2>                         <F3>                  1994               -                        $502,596
       622 Old Country Road
       Westbury, New York  11590
WHITESTONE BRANCH                            Owned                 1979               -                        $753,399
       24-44 Francis Lewis Boulevard
       Whitestone, New York  11357

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                    PART II

ITEM 5- MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Information regarding the market for the Company's common stock and related stockholder matters appears in the 1999 Annual Report under the caption "Market for the Company's Common Stock and Related Stockholder Matters," and is incorporated herein by this reference.

ITEM 6. - SELECTED FINANCIAL DATA

Information regarding selected financial data appears in the 1999 Annual Report to Shareholders for the year ended June 30, 1999 ("1999 Annual Report") under the caption "Financial Highlights," and is incorporated herein by this reference.

ITEM 7. -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information regarding management's discussion and analysis of financial condition and results of operations appears in the 1999 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by this reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information regarding market risk appears in the 1999 Annual Report to Shareholders under the caption "Discussion of Market Risk" and is incorporated herein by reference.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information regarding financial statements and supplementary data, including the Independent Auditors' Report appears in the 1999 Annual Report under the captions:
"Independent Auditors' Report," "Consolidated Statements of Financial Condition at June 30, 1999 and 1998,"
"Consolidated Statements of Operations for each of the years in the three year period ended June 30, 1999,"
"Consolidated Statements of Stockholders' Equity for each of the years in the three year period ended
June 30, 1999," "Consolidated Statements of Cash Flows for each of the years in the three year period ended
June 30,1999,"and "Notes to Consolidated Financial Statements," and is incorporated herein by this reference.

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   Information regarding directors and executive officers of the Company is presented under the headings "Proposal 1 - Election of Directors - General, "- Information as to Nominees and Continuing Directors,""- Nominees for Election as Director," "-Continuing Directors," "-Meetings and Committees of the Board of Directors," "-Executive Officers," "-Directors' Compensation," "-Executive Compensation," and "-Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on November 10, 1999 (the "Proxy Statement") which will be filed with the SEC within 120 days of June 30, 1999, and is incorporated herein by reference.


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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

      The following consolidated financial statements and schedules of the Company, and the independent auditors' report thereon are included in the Company's Annual Report to Shareholders for the year ended June 30, 1999, and are incorporated herein by reference:

      Independent Auditors' Report
      Consolidated Statements of Financial Condition at June 30, 1999 and 1998 Consolidated Statements of Operations for each of the years in the three year period ended June 30, 1999
      Consolidated Statements of Stockholders' Equity for each of the years in the three year period ended
                 June 30, 1999
      Consolidated Statements of Cash Flows for each of the years in the three year period ended
                 June 30,1999
      Notes to Consolidated Financial Statements
      Quarterly Results of Operations (Unaudited) for each of the years in the two year period ended June 30, 1999

      The remaining information appearing in the 1999 Annual Report is not deemed to be filed as a part of this report, except as expressly provided herein.

  2. Financial Statement Schedules

   Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K filed during the quarter ended June 30, 1999
      NONE
(c) Exhibits Required by Item 601 of Securities and Exchange Commission Regulation S-K:

EXHIBIT
NUMBER
------------
3.1      Certificate of Incorporation of Dime Community Bancshares, Inc.(1)
3.2      Bylaws of Dime Community Bancshares, Inc. (1)
4.1      Certificate of Incorporation of Dime Community Bancshares, Inc. (See
         Exhibit 3.1 hereto).
4.2      Bylaws of Dime Community Bancshares, Inc. (See Exhibit 3.2 hereto).
4.3      Draft Stock Certificate of Dime Community Bancshares, Inc.  (1)
4.4 Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock (2)
4.5 Rights Agreement, dated as of April 9, 1998, between Dime Community Bancorp, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (2)
4.6      Form of Rights Certificate (2)
10.1 Agreement and Plan of Merger, dated as of July 18, 1998, by and between Dime Community Bancshares, Inc. and Financial Bancorp, Inc.
         (3)
10.2 Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Vincent F. Palagiano (4)
10.3 Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Michael P. Devine (4)
10.4 Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Kenneth J. Mahon (4)
10.5     Employment Agreement between Dime Community Bancorp, Inc. and Vincent
         F. Palagiano (4)
10.6     Employment Agreement between Dime Community Bancorp, Inc. and Michael
         P. Devine (4)
10.7     Employment Agreement between Dime Community Bancorp, Inc. and
         Kenneth J. Mahon (4)
10.8 Form of Employee Retention Agreements by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain executive officers (4)
10.9     The Benefit Maintenance Plan of Dime Community Bancorp, Inc. (5)
10.10    Severance Pay Plan of The Dime Savings Bank of Williamsburgh (4)
10.11    Retirement Plan for Board Members of Dime Community Bancorp, Inc. (5)
10.12 Dime Community Bancorp, Inc. Stock Option Plan for Outside Directors , Officers and Employees, as amended by amendments number 1 and 2. (5)
10.13 Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc., as amended by amendments number 1 and 2. (5)
10.14 Form of stock option agreement for Outside Directors under Dime Community Bancorp, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees. (5)
10.15 Form of stock option agreement for officers and employees under Dime Community Bancorp, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees (5)
10.16 Form of award notice for outside directors under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc. (5)
10.17 Form of award notice for officers and employees under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc. (5)
10.18 Financial Federal Savings Bank Incentive Savings Plan in RSI Retirement Trust.
10.19    Financial Federal Savings Bank Employee Stock Ownership Plan.

10.20 Option Certificates between Dime Community Bancshares, Inc. and each of Messrs. Russo, Segrete, Calamari, Latawiec, O'Gorman and Ms. Swaya pursuant to Section 1.6(b) of the Agreement and Plan of Merger, dated as of July 18, 1998, by and between Dime Community Bancshares, Inc. and Financial Bancorp, Inc.
11.0     Statement Re:  Computation of Per Share Earnings
13.1     1999 Annual Report to Shareholders
21.1     Subsidiaries of the Registrant
27.1     Financial Data Schedule (EDGAR filing only)

(1) Incorporated by reference to the registrant's Annual Report of Form 10K for the fiscal year ended June 30, 1998, and filed on September 28, 1998.
(2) Incorporated by reference to the registrant's Current Report on Form 8-K dated April 9, 1998, and filed on April 16, 1998.
(3) Incorporated by reference to the registrant's Current Report on Form 8-K, dated July 18, 1998, and filed on July 20, 1998, and amended in July 27, 1998.

(4) Incorporated by reference to Exhibits to the Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and filed on September 26, 1997.
(5) Incorporated by reference to the registrant's Annual Report of Form 10K for the fiscal year ended June 30, 1997, and filed on September 26, 1997.
(6) Incorporated by reference to the registrant's Current Report on Form 8-K, dated July 18, 1998, and filed on July 20, 1998, and amended in July 27, 1998.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, as amended, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on September 28, 1999.


                  Dime Community Bancshares, Inc.


               By:   /S/ VINCENT F. PALAGIANO
                    Vincent F. Palagiano
                    Chairman of the Board and Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.


               NAME                               TITLE                           DATE

/S/ VINCENT F. PALAGIANO
Vincent F. Palagiano                Chairman of the Board and Chief         September 28,1999
                                    Executive Officer (Principal
                                    executive officer)
/S/ MICHAEL P. DEVINE
Michael P. Devine                   President and Chief Operating          September 28, 1999
                                    Officer and Director
/S/ KENNETH J. MAHON
Kenneth J. Mahon                    Executive Vice President, and          September 28, 1999
                                    Chief Financial Officer
                                    (Principal financial officer)
/S/ ANTHONY BERGAMO
Anthony Bergamo                     Director                               September 28, 1999
/S/ GEORGE L. CLARK, JR.
George L. Clark, Jr.                Director                               September 28, 1999
/S/ STEVEN D. COHN
Steven D. Cohn                      Director                               September 28, 1999
/S/ PATRICK E. CURTIN
Patrick E. Curtin                   Director                               September 28, 1999


/S/ JOSEPH H. FARRELL               Director                               September 28, 1999
Joseph H. Farrell
/S/ FRED P. FEHRENBACH
Fred P. Fehrenbach                  Director                               September 28, 1999
/S/ JOHN J. FLYNN
John J. Flynn                       Director                               September 28, 1999
/S/ MALCOLM T. KITSON
Malcolm T. Kitson                   Director                               September 28, 1999
/S/ STANLEY MEISELS
Stanley Meisels                     Director                               September 28, 1999
/S/ LOUIS V. VARONE
Louis V. Varone                     Director                               September 28, 1999

                                    -42-