Form 10-Q
period 1999-09-30
DIME COMMUNITY BANCSHARES INC
filed 1999-11-15
CIK 1005409

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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
(1)  YES  X    NO ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASSES OF COMMON STOCK     NUMBER OF SHARES OUTSTANDING, OCTOBER 31, 1999

           $.01 Par Value                        12,637,588

                                        -2-
                                                                          PAGE
Item 1.     Financial Statements
            Consolidated  Statements of Condition at September 30, 1999
              (Unaudited) and June 30, 1999                                  3
            Consolidated Statements of Operations and Comprehensive
               Income for the Three Months
               Ended June 30, 1999 and 1998 (Unaudited)                      4
            Consolidated Statements of Changes in Stockholders' Equity
               for the Three Months Ended September 30, 1999 (Unaudited)     5
            Consolidated Statements of Cash Flows for the Three Months
               Ended September 30, 1999 and 1998 (Unaudited)                 6
            Notes to Consolidated Financial Statements (Unaudited)           7
Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                  8-20
Item 3      Quantitative and Qualitative Disclosure About Market Risk       20

                                  PART II - OTHER INFORMATION
Item 1.     Legal Proceedings                                               21
Item 2.     Changes in Securities and Use of Proceeds                       21
Item 3.     Defaults Upon Senior Securities                                 21
Item 4.     Submission of Matters to a Vote of Security Holders             21
Item 5.     Other Information                                               21
Item 6.     Exhibits and Reports on Form 8-K                                21
            Signatures                                                      22
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

As used in this Form 10-Q, "we" and "us" and "our" refer to Dime Community Bancshares, Inc. and/or its consolidated subsidiaries, depending on the context.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                       AT SEPTEMBER 30,
                                                                                              1999                     AT JUNE 30,
                                                                                          (UNAUDITED)                    1999
                                                                                       -------------------          ---------------
ASSETS:
Cash and due from banks                                                                           $15,410                  $17,801
Investment securities held to maturity (estimated market value of $21,732
     and $31,768 at September 30, 1999 and June 30, 1999, respectively)                            21,708                   31,698
Investment securities available for sale:
    Bonds and notes (amortized cost of $140,558 and $133,523 at September
    30, 1999 and June 30, 1999, respectively)                                                     138,313                  131,490
Marketable equity securities (historical cost of $14,435 and $14,162 at
    September 30, 1999 and June 30, 1999, respectively)                                            15,316                   15,142
Mortgage backed securities held to maturity (estimated market value of
    $20,458 and $23,192 at September 30, 1999 and June 30, 1999, respectively)                     20,196                   22,820
Mortgage backed securities available for sale (amortized cost of $491,690
    and $507,486 at September 30, 1999 and June 30, 1999, respectively)                           486,626                  502,847
Federal funds sold                                                                                 12,985                   11,011
Loans:
    Real estate                                                                                 1,478,208                1,375,510
    Other loans                                                                                     7,885                    7,831
    Less: Allowance for loan losses                                                               (15,093)                 (15,081)
                                                                                       -------------------          ---------------
   Total loans, net                                                                             1,471,000                1,368,260
                                                                                       -------------------          ---------------
Loans held for sale                                                                                   169                       -
Premises and fixed assets                                                                          15,044                   14,975
Federal Home Loan Bank of New York Capital Stock                                                   35,391                   28,281
Other real estate owned, net                                                                        1,083                      866
Goodwill                                                                                           63,717                   64,871
Other assets                                                                                       39,753                   37,553
                                                                                       -------------------          ---------------
TOTAL ASSETS                                                                                   $2,336,711               $2,247,615
                                                                                       ===================          ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Due to depositors                                                                              $1,214,101               $1,247,061
Escrow and other deposits                                                                          32,043                   36,577
Securities sold under agreements to repurchase                                                    482,339                  481,660
Federal Home Loan Bank of New York advances                                                       370,000                  250,000
Other liabilities                                                                                  23,682                   20,622
                                                                                       -------------------          ---------------
TOTAL LIABILITIES                                                                               2,122,165                2,035,920
                                                                                       -------------------          ---------------
STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par, 9,000,000 shares authorized,
   none outstanding at September 30, 1999 and June 30, 1999)                                           -                        -
Common stock ($0.01 par, 45,000,000 shares authorized, 14,583,400 shares issued at September 30, 1999 and June 30, 1999, respectively, and 12,725,588 shares and 12,775,588 shares outstanding at September 30, 1999 and
   June 30, 1999, respectively)                                                                       145                      145
ADDITIONAL PAID-IN CAPITAL                                                                        149,385                  148,865
RETAINED EARNINGS (SUBSTANTIALLY RESTRICTED)                                                      122,860                  119,100
ACCUMULATED OTHER COMPREHENSIVE LOSS:                                                              (3,473)                  (3,323)
UNALLOCATED COMMON STOCK OF EMPLOYEE STOCK OWNERSHIP PLAN                                          (7,725)                  (8,016)
UNEARNED COMMON STOCK OF RECOGNITION AND RETENTION PLAN                                            (5,558)                  (6,040)
COMMON STOCK HELD BY BENEFIT MAINTENANCE PLAN                                                      (1,790)                    (831)
TREASURY STOCK, AT COST (1,857,812 SHARES AND 1,807,812 SHARES AT
   SEPTEMBER 30, 1999 AND JUNE 30, 1999, RESPECTIVELY)                                            (39,298)                 (38,205)
                                                                                       -------------------          ---------------
TOTAL STOCKHOLDERS' EQUITY                                                                        214,546                  211,695
                                                                                       -------------------          ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $2,336,711               $2,247,615
                                                                                       ===================          ===============

See notes to consolidated financial statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (UNAUDITED) (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                               FOR THE THREE MONTHS
                                                                                               ENDED SEPTEMBER 30,
                                                                                    1999                     1998
                                                                                   ------------            ------------
INTEREST INCOME:
Loans secured by real estate                                                           $27,003                 $19,929
Other loans                                                                                149                     127
Investment securities                                                                    2,585                   2,399
Mortgage-backed securities                                                               8,099                   6,852
Federal funds sold                                                                         219                     276
                                                                                   ------------            ------------
   TOTAL INTEREST  INCOME                                                               38,055                  29,583
                                                                                   ------------            ------------
INTEREST EXPENSE:
Deposits  and escrow                                                                    11,224                  10,880
Borrowed funds                                                                          10,825                   6,103
                                                                                   ------------            ------------
   TOTAL INTEREST EXPENSE                                                               22,049                  16,983
                                                                                   ------------            ------------
      NET INTEREST INCOME                                                               16,006                  12,600
PROVISION FOR LOAN LOSSES                                                                   60                      60
                                                                                   ------------            ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                     15,946                  12,540
                                                                                   ------------            ------------
NON-INTEREST INCOME:
Service charges and other fees                                                             976                     543
Net gain on sales and redemptions of securities and
    other assets                                                                           132                     244
Net (loss) gain on sales of loans                                                           (9)                     18
Other                                                                                    1,558                     449
                                                                                   ------------            ------------
   TOTAL NON-INTEREST INCOME                                                             2,657                   1,254
                                                                                   ------------            ------------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                                           3,424                   2,796
ESOP and RRP compensation expense                                                        1,129                   1,131
Occupancy and equipment                                                                    937                     560
FEDERAL DEPOSIT INSURANCE PREMIUMS                                                         115                      89
DATA PROCESSING COSTS                                                                      432                     311
(CREDIT) PROVISION FOR LOSSES ON OTHER REAL ESTATE OWNED                                    -                       (2)
GOODWILL AMORTIZATION                                                                    1,154                     601
OTHER                                                                                    1,695                   1,206
                                                                                   ------------            ------------
   TOTAL NON-INTEREST EXPENSE                                                            8,886                   6,692
                                                                                   ------------            ------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                              9,717                   7,102
INCOME TAX EXPENSE                                                                       4,157                   3,119
                                                                                   ------------            ------------
        NET INCOME                                                                       5,560                   3,983
                                                                                   ============            ============
EARNINGS PER SHARE:
   BASIC                                                                                 $0.48                   $0.38
                                                                                   ============            ============
   DILUTED                                                                               $0.45                   $0.35
                                                                                   ============            ============
STATEMENT OF COMPREHENSIVE INCOME:
   Net Income                                                                           $5,560                  $3,983
   Change in unrealized gain on securities available for sale, net of
      deferred taxes                                                                      (150)                  1,117
   Reclassification adjustment for securities sold, net of tax                             (63)                     70
                                                                                   ------------            ------------
Total comprehensive income                                                              $5,347                  $5,170
                                                                                   ============            ============

See notes to consolidated financial statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (IN THOUSANDS)

                                                                           FOR THE THREE
                                                                           MONTHS ENDED
                                                                        SEPTEMBER 30, 1999
                                                                 ---------------------------
COMMON STOCK (PAR VALUE $0.01):
Balance at beginning of period                                                         $145
                                                                 ---------------------------
Balance at end of period                                                                145
                                                                 ---------------------------
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period                                                      148,865
Tax benefit of RRP shares                                                               164
Amortization of excess fair value over cost - ESOP stock                                356
                                                                 ---------------------------
Balance at end of period                                                            149,385
                                                                 ---------------------------
RETAINED EARNINGS:
Balance at beginning of period                                                      119,100
Net income for the period                                                             5,560
Cash dividends declared and paid                                                     (1,800)
                                                                 ---------------------------
Balance at end of period                                                            122,860
                                                                 ---------------------------
OTHER COMPREHENSIVE INCOME (LOSS), NET:
Balance at beginning of period                                                       (3,323)
Change in unrealized gain on securities available for sale
   during the period, net of deferred taxes                                            (150)
                                                                 ---------------------------
Balance at end of period                                                             (3,473)
                                                                 ---------------------------
EMPLOYEE STOCK OWNERSHIP PLAN:
Balance at beginning of period                                                       (8,016)
Amortization of earned portion of ESOP stock                                            291
                                                                 ---------------------------
Balance at end of period                                                             (7,725)
                                                                 ---------------------------
RECOGNITION AND RETENTION PLAN:
Balance at beginning of period                                                       (6,040)
Amortization of earned portion of RRP stock                                             482
                                                                 ---------------------------
Balance at end of period                                                             (5,558)
                                                                 ---------------------------
BENEFIT MAINTENANCE PLAN:
Balance at beginning of period                                                         (831)
Common stock acquired by BMP                                                           (959)
                                                                 ---------------------------
Balance at end of period                                                             (1,790)
                                                                 ---------------------------
TREASURY STOCK:
Balance at beginning of period                                                      (38,205)
Purchase of 50,000 shares, at cost                                                   (1,093)
                                                                 ---------------------------
Balance at end of period                                                            (39,298)
                                                                 ---------------------------

See notes to consolidated financial statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                  FOR THE THREE MONTHS
                                                                                                   ENDED SEPTEMBER 30,
                                                                                                1999                   1998
                                                                                         --------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                     (In THOUSANDS)
Net Income                                                                                            $5,560                $3,983
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net gain on investment and mortgage backed securities sold                                              (117)                 (138)
Net loss (gain) on sale of loans held for sale                                                             9                   (18)
Net gain on sale of other assets                                                                         (15)                   -
Net depreciation and amortization                                                                        495                   331
ESOP and RRP compensation expense                                                                      1,129                 1,131
Provision for loan losses                                                                                 60                    60
Goodwill amortization                                                                                  1,154                   601
(Increase) decrease in loans held for sale                                                              (178)                  559
Increase in other assets and other real estate owned                                                  (1,818)                 (927)
Decrease in receivable for securities sold                                                                -                 18,008
Increase in payable for securities purchased                                                              -                 18,819
Increase in other liabilities                                                                          3,060                 5,164
                                                                                         --------------------  --------------------
Net cash provided by operating activities                                                              9,339                47,573
                                                                                         --------------------  --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in Federal funds sold                                                                    (1,974)              (15,403)
Proceeds from  maturities of investment securities held to maturity                                       -                  1,000
Proceeds from  maturities of investment securities available for sale                                  7,527                   500
Proceeds from calls of investment securities held to maturity                                         10,000                12,500
Proceeds from calls of investment securities available for sale                                        2,400                    -
Proceeds from sales of investment securities available for sale                                          341                 7,599
Purchases of investment securities available for sale                                                (17,443)              (16,794)
Purchases of mortgage backed securities available for sale                                            (9,799)              (81,282)
Principal collected on mortgage backed securities held to maturity                                     2,624                 6,580
Principal collected on mortgage backed securities available for sale                                  25,357                26,633
Net increase in loans                                                                               (102,800)              (76,213)
Purchases of fixed assets                                                                               (350)                 (264)
Purchase of Federal Home Loan Bank stock                                                              (7,110)               (5,212)
                                                                                         --------------------  --------------------
Net cash used in investing activities                                                                (91,227)             (140,356)
                                                                                         --------------------  --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in due to depositors                                                                    (32,960)              (13,205)
Net (decrease) increase in escrow and other deposits                                                  (4,534)                1,392
Proceeds from Federal Home Loan Bank of New York Advances                                            120,000                63,995
Increase in securities sold under agreements to repurchase                                               679                49,841
Cash dividends paid                                                                                   (1,800)               (1,126)
Tax benefits of RRP                                                                                      164                    -
Purchase of common stock by Benefit Maintenance Plan and RRP                                            (959)               (1,072)
Purchase of treasury stock                                                                            (1,093)              (10,308)
                                                                                          -------------------      ----------------
Net cash provided by financing activities                                                             79,497                89,517
                                                                                          -------------------      ----------------
DECREASE IN CASH AND DUE FROM BANKS                                                                   (2,391)               (3,266)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                                          17,801                16,266
                                                                                          -------------------      ----------------
CASH AND DUE FROM BANKS, END OF PERIOD                                                               $15,410               $13,000
                                                                                          ===================      ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes                                                                             3,054                   682
                                                                                          ===================      ================
Cash paid for interest                                                                                22,496                16,462
                                                                                          ===================      ================
Transfer of loans to Other real estate owned                                                             315                    27
                                                                                          ===================      ================
Change in unrealized gain (loss) on available for sale securities,
   net of deferred taxes                                                                                (150)                1,117
                                                                                          ===================      ================

 See Notes to consolidated financial statements

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1.   NATURE OF OPERATIONS

Dime Community Bancshares, Inc. is a Delaware corporation organized in December, 1995 at the direction of the Board of Directors of The Dime Savings Bank of Williamsburgh (referred to as the Bank), a federally chartered savings bank, for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion from a federal mutual savings bank to a federal stock savings bank on June 26, 1996.

The Bank has been, and intends to continue to be, a community-oriented financial institution providing financial services and loans for housing within its market areas. We maintain our headquarters in the Williamsburgh section of the borough of Brooklyn. As of September 30, 1999, the Bank has eighteen additional offices located in the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of September 30, 1999, the results of operations for the three-month periods ended September 30, 1999 and 1998, cash flows for the three months ended September 30, 1999 and 1998, and changes in stockholders' equity for the three months ended September 30, 1999. The results of operations for the three-month periods ended September 30, 1999, are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

These consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended June 30, 1999 and notes thereto.


3.   TREASURY STOCK

During the three months ended September 30, 1999, we repurchased 50,000 shares of its common stock into treasury. The average price of the treasury shares acquired was $21.86 per share, and all shares have been recorded at the acquisition cost.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

     Dime Community Bancshares, Inc. (referred to as DCB or the Company) is a Delaware corporation and parent corporation of The Dime Savings Bank of Williamsburgh (referred to as DSBW or the Bank), a federally chartered stock savings bank.

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

                 SELECTED FINANCIAL HIGHLIGHTS AND OTHER DATA
                (Dollars In thousands except per share amounts)

                                                          FOR THE THREE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                      1999 <F1>             1998 <F1>
                                                     -----------           -----------
PERFORMANCE AND OTHER SELECTED RATIOS:
Return on Average Assets                                  0.98%                0.96%
Return on Average Stockholders' Equity                   10.51                 8.74
Average Interest Rate Spread                              2.68                 2.66
Net Interest Margin                                       3.01                 3.15
Non-interest Expense to Average Assets <F2>               1.33                 1.47
Efficiency Ratio <F2>                                    40.59                44.81
Effective Tax Rate                                       42.78                43.92
Tangible Equity to Total Tangible Assets                  6.60                 8.90
Loans/Earning Assets                                     67.05                60.84
Loans/Deposits                                          122.42               100.05
CASH EARNINGS DATA:
Cash Earnings                                           $8,049               $5,715
Cash Return on Average Assets                             1.42%                1.38%
Cash Return on Average Stockholders' Equity              15.21                12.54
Cash Non-interest Expense to Average
Assets <F3>                                               1.13                 1.20

Cash Efficiency Ratio <F3>                               34.50                36.49
PER SHARE DATA:
Reported EPS (Diluted)                                   $0.45                $0.35
Cash EPS (Diluted)                                        0.66                 0.50
Stated Book Value                                        16.86                15.37
Tangible Book Value                                      11.78                13.04
BALANCE SHEET AVERAGES:
Average Loans                                       $1,423,011             $989,415
Average Assets                                       2,263,703            1,656,446
Average Earning Assets                               2,128,075            1,589,245
Average Deposits                                     1,234,078            1,030,360
Average Equity                                         211,632              182,272
Average Tangible Equity                                146,428              155,326
ASSET QUALITY SUMMARY:
Net charge-offs                                           $ 48                $ 144
Nonperforming Loans                                      3,201                1,225
Nonperforming Assets/Total Assets                         0.18%                0.10%
Allowance for Loan Loss/Total Loans                       1.02                 1.17
Allowance for Loan Loss/Nonperforming Loans             471.51               978.86

<F1> Cash earnings for all periods exclude non-cash expenses related to goodwill and core deposit intangible amortization and amortization costs related to stock benefit plans.

<F2> In calculating these ratios, non-interest expense excludes  goodwill and core deposit intangible amortization. The actual efficiency ratio and ratio of non-interest expense to average assets were 47.93% and 1.57%, respectively, for the three months ended September 30, 1999, and 49.23% and 1.62%, respectively, for the three months ended September 30, 1998.

<F3> In calculating these ratios, non-interest expense excludes non-cash expenses related to goodwill and core deposit intangible amortization and amortization costs related to stock benefit plans.


LIQUIDITY AND CAPITAL RESOURCES

   Our primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities and investments, borrowings, and, to a lesser extent, proceeds from the sale of fixed-rate mortgage loans to the secondary mortgage market. While maturities and scheduled amortization of loans and investments are a predictable source of funds, deposit flows, mortgage prepayments and mortgage loan sales are influenced by interest rates, economic conditions and competition.

   Our primary investing activities are the origination of multi-family and single-family mortgage loans, and the purchase of mortgage-backed and other securities. During the three months ended September 30, 1999, our loan originations totaled $168.0 million compared to $126.0 million for the three months ended September 30, 1998. Purchases of mortgage-backed and other securities totaled $27.2 million for the three months ended September 30, 1999 compared to $98.1 million for the three months ended September 30, 1998. The decline in security purchases resulted from a reduction in securities acquired in conjunction with the Bank's capital leverage program during the three months ended September 30, 1999, which can be attributed to a reduction in potential interest rate spread earned on capital leverage transactions during this period resulting from increased interest rates on borrowed funds. Funding for loan originations and security purchases was obtained primarily from principal repayments on loans and mortgage-backed securities, maturities of investment securities, and borrowings by means of repurchase agreements and Federal Home Loan Bank of New York ("FHLBNY") advances. Principal repayments on real estate loans and mortgage-backed securities totaled $91.1 million during the three months ended September 30, 1999, compared to $83.4 million for the three months ended September 30, 1998. Maturities and calls of investment securities totaled $19.9 million during the three months ended September 30, 1999, and $14.0 million during the three months ended September 30, 1998. Loan and security sales, which totaled $1.1 million and $9.0 million, respectively, during the three months ended September 30, 1999 and 1998, provided some additional cash flows.

   Deposits decreased $33.0 million during the three months ended September 30, 1999, compared to a decrease of $13.2 million during the three months ended September 30, 1998. The decrease in deposits during the three months ended September 30, 1999 resulted primarily from runoff of maturing higher cost certificates of deposits gathered during deposit rate promotions which occurred and ended during the fiscal year ended June 30, 1998. Deposit flows are affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Certificates of deposit which are scheduled to mature in one year or less from September 30, 1999 totaled $480.8 million. Based upon our current pricing strategy and deposit retention experience, management believes that a significant portion of such deposits will remain with us. Net borrowings increased $120.7 million during the three months ended September 30, 1999, with the majority of this growth experienced in FHLBNY advances.

   On July 9, 1999, we announced that we had entered into a definitive agreement with The Roslyn Savings Bank (referred to as Roslyn), whereby Roslyn will acquire all of the deposit liabilities of the Bank's retail branch located at 1012 Gates Avenue, Brooklyn, which totaled approximately $18.8 million at September 30, 1999. This transaction, which is subject to regulatory approval, is expected to close in November, 1999. We intend to utilize additional borrowings and/or proceeds from maturities of securities to fund this transaction. Due to the size of the transaction, we do not anticipate that it will have a material impact on our liquidity.

   Stockholders' equity increased $2.9 million during the three months ended September 30, 1999. This increase resulted primarily from net income of $5.6 million Offsetting this increase were repurchases of common stock into treasury of $1.1 million, and cash dividends paid of $1.8 million during the period.

   On July 15, 1999, we declared a cash dividend of $0.15 per common share to all shareholders of record on July 30, 1999. This dividend was paid on August 11, 1999. On October 14, 1999, we declared a cash dividend of $0.17 per common share to all shareholders of record on October 29, 1999. This dividend was paid on November 9, 1999.

   The Bank is required to maintain a minimum average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings by the Office of Thrift Supervision (referred to as the OTS) regulations. The minimum required liquidity ratio is currently 4.0%. At September 30, 1999, the Bank's liquidity ratio was 13.4%. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

   We monitor our liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sales and various money market investments. In the event that we should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of our $684.7 million borrowing limit at the FHLBNY. At September 30, 1999, we had $370.0 million in short- and medium-term advances outstanding at the FHLBNY, and a remaining borrowing limit of $314.7 million.

   The Bank is subject to minimum capital regulatory requirements imposed by the OTS, which requirements are, as a general matter, based on the amount and composition of an institution's assets. At September 30, 1999, the Bank was in compliance with all applicable regulatory capital requirements. Tangible capital totaled $129.0 million, or 5.82% of total tangible assets, compared to a 1.50% regulatory requirement; leverage capital, at 5.82% of adjusted assets, exceeded the 3.0% regulatory minimum, and total risk-based capital, at 11.15% of risk weighted assets, exceeded the 8.0% regulatory minimum. In addition, at Sepember 30, 1999, the Bank was considered "well-capitalized" for all regulatory purposes.

ASSET QUALITY

     Non-performing loans (loans past due 90 days or more as to principal or interest) totaled $3.2 million at September 30, 1999, as compared to $3.0 million at June 30, 1999. In addition, the Bank had 38 loans totaling $1.2 million delinquent 60-89 days at September 30, 1999, as compared to 23 such delinquent loans totaling $819,000 at June 30, 1999. The majority of the non-performing loans and loans delinquent 60-89 are represented by FHA/VA mortgage and consumer loans which possess small outstanding balances.

   Under Generally Accepted Accounting Priciples ("GAAP"), we are required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, our modification or restructuring of a debt constitutes a troubled-debt restructuring for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that we would not otherwise consider. We had one loan classified as troubled-debt restructurings at September 30, 1999, totaling $700,000, compared to two such loans totaling $1.3 million at June 30, 1999. The one troubled-debt restructuring as of September 30, 1999, is performing in accordance with its restructured terms. During the three months ended September 30, 1999, one troubled-debt restructuring with an outstanding principal balance of $590,000, was paid-in-full.

   Under GAAP, we established guidelines for determining and measuring impairment in loans. In the event the carrying balance of the loan, including all accrued interest, exceeds the estimate of fair value, the loan is
considered  to  be  impaired  and  a  reserve  is  established.   The  recorded
investment in loans deemed impaired was approximately $1.2 million as of September 30, 1999, compared to $1.6 million at June 30, 1999, and the average balance of impaired loans was $1.4 million for the three months ended September 30, 1999 compared to $3.4 million for the three months ended September 30, 1998. The impaired portion  of these loans is represented by specific reserves totaling $25,000 allocated within the allowance for loan losses at September 30, 1999. At September 30, 1999, reserves have been provided on all impaired loans. Generally, we consider non-performing loans to be impaired loans. However, at September 30, 1999, approximately $2.0 million of one-to-four family, cooperative apartment and consumer loans on nonaccrual status are not deemed impaired. All of these loans have outstanding balances less than $227,000, and are considered a homogeneous loan pool which are not required to be evaluated for impairment.

   The balance of other real estate owned ("OREO") was $1.1 million, consisting of 9 properties, at September 30, 1999 compared to $866,000 million, consisting of 9 properties, at June 30, 1999. During the three months ended September 30, 1999, one loan was transferred to OREO totaling $315,000. Offsetting this addition, were OREO disposals of $98,000 during the three months ended September 30, 1999. The allowance for losses on OREO was $149,000 as of September 30, 1999.


   The following table sets forth information regarding our non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated.

                                                                AT SEPTEMBER 30,            AT JUNE 30,
                                                                       1999                     1999
                                                               -------------------         ---------------
                                                                       (Dollars In Thousands)
NON-PERFORMING LOANS:
   One- to four-family                                                      $1,709                  $1,577
   Multi-family and underlying cooperative                                   1,158                   1,248
   Non-residential                                                              -                       -
   Cooperative apartment                                                       289                     133
   Other loans                                                                  45                      43
                                                                ------------------         ---------------
TOTAL NON-PERFORMING LOANS                                                   3,201                   3,001
TOTAL OREO                                                                   1,083                     866
                                                                ------------------         ---------------
TOTAL NON-PERFORMING ASSETS                                                 $4,284                  $3,867
                                                                 =================         ===============
TROUBLED-DEBT RESTRUCTURINGS                                                  $700                  $1,290
TOTAL NON-PERFORMING ASSETS AND TROUBLED-DEBT
   RESTRUCTURINGS                                                            4,984                   5,157
IMPAIRED LOANS                                                               1,157                   1,563
TOTAL NON-PERFORMING LOANS TO TOTAL LOANS                                     0.22%                   0.22%
TOTAL IMPAIRED LOANS TO TOTAL LOANS                                           0.08                    0.11
TOTAL NON-PERFORMING ASSETS TO TOTAL ASSETS                                   0.18                    0.17
TOTAL NON-PERFORMING ASSETS AND TROUBLED-DEBT
   RESTRUCTURINGS TO TOTAL ASSETS                                             0.21                    0.23

Comparison of Financial Condition at September 30, 1999 and June 30, 1999

   ASSETS. Our assets totaled $2.34 billion at September 30, 1999, an increase of $89.1 million from total assets of $2.25 billion at June 30, 1999. The growth in assets was experienced primarily in real estate loans which increased
$102.7 million. The increase in real estate loans resulted primarily from originations of $168.0 million during the quarter ended September 30, 1999, of which $163.1 million were multi-family and underlying cooperative loans.

   Offsetting the increase in real estate loans was an aggregate decline of $18.8 million in mortgage-backed securities, of which $16.2 million was experienced in mortgage-backed securities available-for-sale. See "Capital Leverage Strategy."

   LIABILITIES. Deposits decreased $33.0 million to $1.21 billion at September 30, 1999 from $1.25 billion at June 30, 1999 due primarily to the cessation of a deposit rate promotion that we maintained from July, 1997 to June, 1998. FHLBNY advances increased $120.0 million during the quarter, and these funds were utilized primarily to replace deposit outflows and fund loan originations.

   STOCKHOLDERS' EQUITY. Stockholders' equity increased $2.9 million during the three months ended September 30, 1999. The increase was primarily attributable to net income of $5.6 million and amortization of the our Stock Plans of $1.1 million, which were offset by treasury stock repurchases of $1.1 million, payment of cash dividends of $1.8 million, and purchases of $1.0 million of our common stock on the open market by the Benefit Maintenance Plan.

   CAPITAL LEVERAGE STRATEGY. As a result of the initial public offering in June, 1996, the Bank's capital level significantly exceeded all regulatory requirements. A portion of the "excess" capital generated by the initial public offering has been deployed through the use of a capital leverage strategy whereby we invest in high quality mortgage-backed securities (referred to as leverage assets) funded by short term borrowings from various third party lenders under securities sold under agreement to repurchase transactions. The capital leverage strategy generates additional earnings for us by virtue of a positive interest rate spread between the yield on the leverage assets and the cost of the borrowings. Since the average term to maturity of the leverage assets exceeds that of the borrowings used to fund their purchase, the net interest income earned on the leverage strategy would be expected to decline in a rising interest rate environment. See "Market Risk." To date, the capital leverage strategy has been undertaken in accordance with limits established by our Board of Directors, aimed at enhancing profitability under moderate levels of interest rate exposure. During the quarter ended September 30, 1999, we undertook little new activity related to the capital leverage strategy due to both unfavorable interest rate spreads on new transactions occurring during the quarter, and the reduced need to leverage the Bank's capital, as its overall capital percentage continues to decline. As a result of the reduced activity in the capital leverage strategy during the three months ended September 30, 1999, our balance of mortgage-backed securities declined $18.8 million during this period as paydowns on these securities exceeded new purchases.

COMPARISON  OF  THE  OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
     1999 AND 1998


   GENERAL. Net income increased $1.6 million, to $5.6 million for the three months ended September 30, 1999, compared to $4.0 million for the three months ended September 30, 1998. The increase in net income resulted from increases of $3.4 million in net interest income and $1.4 million in non-interest income, which increases were offset by increases of $2.2 million in non-interest expense and $1.0 million in income tax expense.

   NET INTEREST INCOME. The discussion of net interest income for the three months ended September 30, 1999 and 1998, presented below, should be read in conjunction with the following table, which sets forth certain information relating to our consolidated statements of operations for the three months ended September 30, 1999 and 1998, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                        -14-

                                                            FOR  THE THREE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------------------------------------------------------------
                                                        1999                                        1998
                                    --------------------------------------------  ----------------------------------------
                                                                      AVERAGE                                    AVERAGE
                                        AVERAGE                       YIELD/         AVERAGE                     YIELD/
                                        BALANCE       INTEREST         COST          BALANCE      INTEREST        COST
                                    --------------- -------------  -------------  -------------   ----------- ------------
Assets:                                                                         (DOLLARS IN THOUSANDS)
  Interest-earning assets:
    Real Estate Loans <F1>               $1,415,416       $27,003          7.63%       $983,880       $19,929        8.10%
    Other loans                               7,595           149          7.85           5,535           127        9.18
    MORTGAGE-BACKED SECURITIES<F2>          515,380         8,099          6.29         420,136         6,852        6.52
    INVESTMENT SECURITIES <F2>              172,254         2,585          6.00         158,944         2,399        6.04
    FEDERAL FUNDS SOLD                       17,430           219          5.03          20,750           276        5.32
                                    ---------------       -------                 -------------       -------
      TOTAL INTEREST-EARNING ASSETS       2,128,075       $38,055          7.15%      1,589,245       $29,583        7.45%
                                    ---------------       =======                 -------------       =======
     NON-INTEREST EARNING ASSETS            135,628                                      67,201
                                    ---------------                               -------------
TOTAL ASSETS                             $2,263,703                                  $1,656,446
                                    ===============                               =============
LIABILITIES AND STOCKHOLDERS'
EQUITY:
  INTEREST-BEARING LIABILITIES:
    NOW, SUPER NOW AND
       MONEY MARKET ACCOUNTS                $83,440          $590          2.81%        $49,801          $292        2.33%
    SAVINGS ACCOUNTS                        408,335         2,098          2.04         342,884         1,945        2.25
    CERTIFICATES OF DEPOSIT                 675,906         8,536          5.01         604,628         8,643        5.67
    BORROWED FUNDS                          788,579        10,825          5.45         411,770         6,103        5.88
                                    ---------------       -------                 -------------       -------
      TOTAL INTEREST-BEARING
        LIABILITIES                       1,956,260       $22,049          4.47%      1,409,083       $16,983        4.79%
                                    ---------------       =======                 -------------       =======
  CHECKING ACCOUNTS                          69,372                                      37,838
  OTHER NON-INTEREST-BEARING
     LIABILITIES                             26,439                                      27,253
                                    ---------------                               -------------
  TOTAL LIABILITIES                       2,052,071                                   1,474,174
  STOCKHOLDERS' EQUITY                      211,632                                     182,272
                                    ---------------                               -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                $2,263,703                                  $1,656,446
                                    ===============                               =============
NET INTEREST INCOME/ INTEREST RATE                        $16,006          2.68%                      $12,600        2.66%
   SPREAD(3)                                              =======                                     =======

NET INTEREST-EARNING ASSETS/NET
   INTEREST MARGIN (4)                     $171,815                        3.01%       $180,162                      3.15%
                                    ===============                               =============
RATIO OF INTEREST-EARNING ASSETS
   TO INTEREST-BEARING LIABILITIES                                       108.78%                                   112.79%

<F1> In computing the average balance of loans, non-accrual loans have been included.
<F3> Includes securities classified "available for sale.
<F3> Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
<F4> Net interest margin represents net interest income as a percentage of average interest-earning assets.

RATE/VOLUME ANALYSIS

                                                         THREE MONTHS ENDED
                                                         SEPTEMBER 30, 1999
                                                             COMPARED TO
                                                         THREE MONTHS ENDED
                                                         SEPTEMBER 30, 1998
                                                         INCREASE/(DECREASE)
                                                                DUE TO
                                                  VOLUME              RATE             TOTAL
                                               --------------      ------------     -------------
  Interest-earning assets:                              (DOLLARS IN THOUSANDS)
    Real Estate Loans                                 $8,487           $(1,413)           $7,074
    Other loans                                           44               (22)               22
    Mortgage-backed securities                         1,521              (274)            1,247
    Investment securities                                202               (16)              186
    Federal funds sold                                   (43)              (14)              (57)
                                               --------------      ------------      ------------
      Total                                          $10,211           $(1,739)           $8,472
                                               ==============      ============           =======
  Interest-bearing liabilities:
    NOW, Super Now and money market accounts            $217               $81              $298
    Savings accounts                                     353              (200)              153
    Certificates of deposit                              959            (1,066)             (107)
    Borrowed funds                                     5,377              (655)            4,722
                                               --------------      ------------      ------------
      Total                                            6,906            (1,840)            5,066
                                               --------------      ------------      ------------
Net change in net interest income                     $3,305              $101            $3,406
                                               ==============      ============           =======

   NET  INTEREST  INCOME.   Net interest income for the
three months ended September 30, 1999 increased $3.4 million to $16.0 million from $12.6 million during the three months ended September 30, 1998. The increase was attributable primarily to an increase of $538.8 million in average interest-earning assets, coupled with an increase of 2 basis points in average net interest spread. Despite the increase in interest rate spread, the net interest margin declined 14 basis points from 3.15% for the three months ended September 30, 1998 to 3.01% for the three months ended September 30, 1999.

   The   increase  in  interest  rate  spread  resulted
primarily  from  a  31  basis  point  reduction  in the
average cost of interest bearing liabilities, resulting
primarily   from   reduced  rates  on  certificates  of
deposit,  due  to  the   cessation   of  interest  rate
promotions on certificate accounts offered  during  the
fiscal  year  ended  June  30,  1998.  In addition, the
increase in interest rate spread  reflects the shift in
the overall percentage of interest  earning assets from
investment  and  mortgage-backed securities  into  real
estate loans.  Despite their recent declines in average
yield, real estate  loans  still  earn a higher average
yield   than   either   investment  or  mortgage-backed
securities. The narrowing  of  the interest rate margin
reflects the reduction in the ratio of interest earning
assets to interest bearing liabilities,  resulting from
a    reduced   percentage   of   non-interest   bearing
liabilities  and equity to total liabilities and equity
from 112.79% to  108.78%.   The narrowing interest rate
margin also reflects, in part, our continued capital leverage strategy activities over the past twelve months, as the interest rate differential between assets and underlying liabilities under the capital leverage strategy are significantly less than the interest rate differential between our other interest-earning assets and interest-bearing liabilities.

   INTEREST  INCOME.   Interest  income  for  the three
months ended September 30, 1999, was $38.1 million,  an
increase  of $8.5 million from $29.6 million during the
three months  ended September 30, 1998. The increase in
interest income was primarily attributable to increased
interest income  on  real  estate loans of $7.1 million
and on mortgage-backed securities of $1.2 million.  The
increase in interest income  on  real  estate loans was
attributable primarily to an increase of $431.5 million
in the average balance of real estate loans,  resulting
from   both   $513.0   million  of  real  estate  loans
originated   during  the  twelve-month   period   ended
September 30,  1999,  and $192.3 million of real estate
loans acquired in connection  with  the  acquisition of
Financial   Bancorp,   Inc.,   and   its   wholly-owned
subsidiary, Financial Federal Savings Bank, referred to
as  the  FIBC  acquisition.   The FIBC acquisition  was
completed on January 21, 1999. The increase in interest
income   on   mortgage-backed   securities   was   also
attributable primarily to an increase  in  the  average
balance  of  $95.2  million,  resulting  from mortgage-
backed  securities  purchased  in accordance  with  our
capital  leverage  strategy during  the  twelve  months
ended September 30,  1999,  and  $37.8 million added in
the FIBC acquisition. Overall, the  yield  on interest-
earning  assets  decreased  30 basis points from  7.45%
during the three months ended  September  30,  1998  to
7.15% during the three months ended September 30, 1999.
The decline was attributable primarily to a decrease of
47  basis  points  in  the average yield on real estate
loans resulting primarily from continued competition in
the real estate lending  market  and the continued flat
yield curve environment during much  of the past twelve
months.  The  decline  also  reflects declines  in  the
average yield on mortgage-backed securities of 23 basis
points and investment securities  of 4 basis points due
to  declines in overall interest rates  which  occurred
subsequent  to September 30, 1998, but prior to July 1,
1999.   While  overall  interest  rates  recently  have
increased, their effect upon our results of operations for the quarter ended September 30, 1999, was minimal.
Such effects will be recognized in upcoming quarters.

   INTEREST EXPENSE.   Interest  expense increased $5.1
million, to $22.1 million during the three months ended
September 30, 1999, from $17.0 million during the three
months ended September 30, 1998. This increase resulted
primarily  from  increased  interest  expense  of  $4.7
million  on  borrowed  funds, which  resulted  from  an
increase  in  the average  balance  of  $376.8  million
during  the  three  months  ended  September  30,  1999
compared to the  three months ended September 30, 1998.
The increase in the  average  balance of borrowed funds
resulted  primarily  from $175.9  million  of  borrowed
funds  added  during  the   twelve-month  period  ended
September   30,  1999,  under  the   capital   leverage
strategy.  The  increase  in  the  average  balance  of
borrowed funds  also  reflects  the  growth  of  $202.5
million in FHLBNY advances during the period October 1,
1998  to  September  30, 1999.  The FHLBNY advances are
generally  medium-term   interest-bearing  liabilities,
which  are  utilized  to  fund  loan  originations  and
replace deposit outflows. In addition, the average cost
of  interest-bearing  liabilities  decreased  32  basis
points to 4.47% during the three months ended September
30,  1999, from 4.79% during  the  three  months  ended
September  30,  1998,  reflecting  the  decline  in the
average  cost  of  certificates of deposit and borrowed
funds  of  66  basis  points   and   43  basis  points,
respectively.  The  decline  in  the  average  cost  of
borrowed  funds  resulted  from reductions  in  overall
interest rates during the period  January, 1999 through
March, 1999, while the reduction in the average cost of
certificates  of  deposit  resulted  from   both  lower
overall interest rates and the cessation of deposit rate promotions that we maintained from July 1997 to June 1998. While the decline in the average cost of certificates of deposits and borrowed funds helped reduce the average cost of interest-bearing liabilities during the three months ended September 30, 1999, their respective average balance increases of $71.3 million and $376.8 million contributed to the increase in the average cost of interest-bearing liabilities.

   PROVISION FOR LOAN LOSSES. The provision for loan losses was $60,000 during both the three months ended
September 30, 1999 and 1998, reflecting the continued stability of non-performing loans and charge-offs. The allowance for loan losses remained relatively constant during the three months ended September 30, 1999, as the provision of $60,000 during the period was offset by net charge-offs of $48,000.

   NON-INTEREST INCOME.   Non-interest income increased
$1.4 million to $2.7 million during the three months ended September 30, 1999, from $1.3 million during the three months ended September 30, 1998.

Service  charges
and  fees increased $433,000 due primarily to increased
service  fees  and  charges  on  deposits  of $321,000,
resulting primarily from adjustments in our deposit fee
and  service  charges  and  the  addition  of the  five
branches  acquired  from  FIBC.  Other income increased
$1.1 million due primarily to increased loan prepayment
penalties of $703,000, which  resulted  from  increased
interest  rate  competition on new loans, and increased
income on FHLBNY  capital  stock of $322,000, due to an
increase in the balance of FHLBNY  capital  stock  from
$16.0 million at September 30, 1998 to $35.4 million at
September 30, 1999. The increase in the average balance
of  FHLBNY  capital  stock  resulted from our increased
borrowings   with  the  FHLBNY  during   this   period.
Offsetting these increases was a decline in the gains on sales and redemptions of securities and other assets of $112,000, due primarily to a non-recurring gain of $114,000 on the sale of an OREO property during the three months ended September 30, 1998.

   NON-INTEREST EXPENSE. Non-interest expense increased
$2.2 million, from $6.7 million during the three months
ended September  30,  1998,  to $8.9 million during the
three months ended September 30, 1999.  The increase in
non-interest  expense reflects  increases  of  $626,000
related  to salaries  and  benefits  expense,  $377,000
related to occupancy and equipment expense, $121,000 related to data processing costs, $553,000 related to goodwill amortization, and $489,000 related to other expenses.

   A significant portion of the increase in salaries and benefits, and occupancy and equipment expenses resulted from the addition of new employees, property and equipment in the FIBC acquisition. The remaining salary and benefit expense increase reflects base salary and staff increases over the past twelve months.
The remaining increase in occupancy and equipment expense reflects non-recurring real estate tax refunds of $144,000 on branch properties which were recorded as a reduction of occupancy and equipment expense during the quarter ended September 30, 1998.

   Increased data processing costs of $121,000 resulted from additional systems activity related to growth in both loan activity due to originations over the past twelve months and deposit activity related to the acquisition of the five branches from FIBC.

   The   increase   in  goodwill  expense  of  $553,000
resulted from additional  goodwill of $44.2 million due
to  the  FIBC  acquisition.   The   increase  in  other
expenses  resulted  primarily  from  $206,000  in  core
deposit   premium  amortization  added  in   the   FIBC
acquisition, increased supplies, postage and telephone expenses associated with operations of the branches acquired from FIBC, and increased advertising expenses associated with recent customer promotions.

   INCOME TAX EXPENSE. Income tax expense increased $1.0 million, or 33%, during the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998, due primarily to the increase of $2.6 million, or 37%, in pre-tax income during the same period. Our effective tax rate declined slightly from 43.9% to 42.8% during this period due to additional tax benefits associated with activities of subsidiary companies.

THE YEAR 2000 PROBLEM

   The "Year 2000  Problem"  centers upon the inability
of computer systems to recognize  the  year  2000. Many
existing  computer programs and systems were originally
programmed  with six digit dates that provided only two
digits to identify the calendar year in the date field,
without considering the upcoming change in the century.
With  the  impending  millennium,  these  programs  and
computers will  recognize  "00" as the year 1900 rather
than the year 2000. Like most  financial  providers, we
may be significantly affected by the Year 2000  Problem
due  to  the nature of financial information. Software,
hardware and  equipment  both  within  and  outside our
direct  control  and  with  whom  we electronically  or
operationally  interfaces  (e.g., third  party  vendors
providing    data   processing,   information    system
management, maintenance of computer systems, and credit
bureau  information)   are   likely   to  be  affected.
Furthermore,  if  computer  systems are not  adequately
changed to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which  rely  upon  the date
field  information,  such  as interest, payment or  due
dates  and  other  operating functions,  will  generate
results which could  be significantly misstated, and we
could  experience  a  temporary  inability  to  process
transactions, send invoices or engage in similar normal
business  activities.  In   addition,   under   certain
circumstances,  failure to adequately address the  Year
2000 Problem could adversely affect the viability of our suppliers and creditors and the creditworthiness of our borrowers. Thus, if not adequately addressed, the Year 2000 Problem could result in a significant adverse impact upon our products, services and competitive condition and therefore, its results of operations and could be deemed to imperil our safety and soundness.

   There have been a small, but increasing, number of lawsuits filed against corporations regarding the Year
2000 Problem and their compliance efforts, many of which remain unresolved, have been dismissed or settled out of court without a final court determination as to the substantive issues.

   The OTS, our primary federal bank regulatory agency,
along with the other federal  bank  regulatory agencies
has  published substantive guidance on  the  Year  2000
Problem  and  has  included  year  2000 compliance as a
substantive  area  of  examination for  both  regularly
scheduled   and   special  bank   examinations.   These
publications, in addition  to  providing guidance as to
examination  criteria, have outlined  requirements  for
creation and implementation  of  a  compliance plan and
target  dates  for testing and implementing  corrective
action,  as  discussed   below.  As  a  result  of  the
oversight by and authority  vested  in the federal bank
regulatory agencies, a financial institution  that does
not become year 2000 compliant could become subject  to
administrative  remedies  similar  to  those imposed on
financial  institutions  otherwise  found  not   to  be
operating   in  a  safe  and  sound  manner,  including
remedies  available   under  prompt  correction  active
regulations.

   We have developed and  have  implemented a Year 2000
Project  Plan  (the "Plan") to address  the  Year  2000
Problem and its  effects on us.  The Plan includes five
components which address  issues  involving  awareness,
assessment,  renovation, validation and implementation.
We have completed  all  phases  of the Plan. During the
awareness  and  assessment  phases  of   the  Plan,  we
inventoried   all  material  information  systems   and
reviewed  them for  year  2000  compliance.  Among  the
systems reviewed  were  computer  hardware  and systems
software,   applications  software  and  communications
hardware and  software as well as embedded or automated
devices. As noted  below,  this  review  included  both
internal systems and those of third party vendors which
provide systems such as retail deposit processing, loan
origination  processing,  loan  servicing  and  general
ledger  and  accounting  systems and software.  We have
completed  testing of core  mission  critical  internal
systems,  both   internally   and  externally  supplied
systems  and have completed all  renovation  consistent
with regulatory  requirements.   We  have  additionally
completed testing of its mission critical systems,  and
its  customer  systems.   We  will  continue  to  test,
renovate and validate all such systems. We agreed to use its facilities as a test site for its major retail deposit processor allowing us additional opportunity to test and stress such system.

   As   part  of  the  Plan,   we   have   had   formal
communications with all of our significant suppliers to
determine  the  extent  to  which  we are vulnerable to
those  third  parties' failure to remediate  their  own
Year 2000 Problem  and  has been following the progress
of  those  vendors  with  their  year  2000  compliance
status.  We presently believe  that,  modifications  to
existing  software  and conversions to new software and
hardware where necessary  have  mitigated the Year 2000
Problem without causing a material  adverse  impact  on
our  operations.  At  this time, we believe most of our
hardware  and  software  systems   to   be   year  2000
compliant,  tested  and  operational. However, if  such
modifications  and  conversions   were   not   made  or
completed accurately, the Year 2000 Problem could have an adverse impact on our operations.

   Despite   our  best  efforts  to  ensure  year  2000
compliance, it is possible that one or more of our internal or external systems may fail to operate. In the event that system failures occur related to the Year 2000

Problem, we have revised contingency  plans,
which involve,  among  other actions, utilization of an
alternate  service  provider   or   alternate  products
available through the current vendor. We are currently revising our contingency plan to specifically address other potential business continuance issues related to the Year 2000 Problem such as general utility failures.
The revised contingency was approved by our Board of Directors on October 14, 1999.

   We  have  reviewed  our  customer base to  determine
whether  they  pose  significant  year  2000  risks.  A
portion  of  our  customer   base   is   comprised   of
individuals  who  utilize  our  services  for personal,
household   or   consumer   uses.   Individually,  such
customers are not likely to pose significant  year 2000
risks  directly.  The remaining portion of our customer
base  are  landlords  who  manage  apartment  buildings
throughout  our   principal   lending   area.  We  have
maintained  formal  communications  with landlords  who
possess significant outstanding borrowings  in order to
determine  the  extent  to  which we are vulnerable  to
failure, by these landlords,  to  remediate  their  own
Year   2000  Problem.   We  have  been  monitoring  the
progress  of  these  borrowers  with  their  year  2000
compliance  status  and is comfortable that many of its
large borrowers are addressing  the  Year 2000 Problem.
Should  a  significant  number  of borrowers  encounter
failures related to the year 2000,  such failures could
result  in  a  material  adverse  impact upon  the  our
earnings.  We will continue to monitor  the  status  of
year  2000  Compliance amongst these borrowers in order
to ensure that  any adverse impact which may occur from
potential year 2000  failures  is  minimized. It is not
possible at this time to gauge the indirect risks which
could be faced if employers, or other business entities
from  which  these  significant  borrowers   derive   a
substantial portion of their cash flows, encounter unresolved Year 2000 issues.

   Additionally,  public  concerns over the  Year  2000
Problem could adversely impact our deposit flows near the end of 1999. Although we have made every effort to inform its deposit customers of the efforts taken in order to ensure that our deposit computer systems will not be adversely effected by the Year 2000 Problem, there still exists a likelihood that some customers will remove their deposit funds as a precautionary measure. While we believe that deposit outflows related solely to the Year 2000 Problem will likely be both minimal and short-term in nature, we have planned for potential alternative funding sources in the event that such deposit outflows occur.

   Monitoring  and managing the year 2000  project  has
resulted in additional direct and indirect costs to us.
Direct costs include  potential  charges by third party
software   vendors  for  product  enhancements,   costs
involved in  testing  software  products  for year 2000
compliance, and any resulting costs for developing  and
implementing  contingency  plans  for critical software
products   which  are  not  enhanced.  Indirect   costs
principally  consist  of  the  time devoted by existing
employees  in  monitoring  software   vendor  progress,
testing enhanced software products and implementing any necessary contingency plans. We estimate that total costs related to the Year 2000 Problem from start to completion will not exceed $100,000. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. To date, virtually all of the total estimated costs associated with the Year 2000 Problem have already been expensed.

IMPACT OF PROPOSED LEGISLATION

     The  U.S.  Congress  recently  passed  legislation
intended  to modernize the financial services  industry
by establishing  a  comprehensive  framework  to permit
affiliations    among   commercial   banks,   insurance
companies and other  financial  service  providers. The
legislation is being forwarded to the President for his
approval. Generally, the legislation would  (i)  repeal
the  historical restrictions and eliminate many federal
and state  law barriers to affiliations among banks and
securities  firms   ,  insurance  companies  and  other
financial service providers,  (ii)  provide  a  uniform
framework   for   the   activities  of  banks,  savings
institutions and their holding companies, (iii) broaden
the activities that may be  conducted by national banks
and  banking  subsidiaries of bank  holding  companies,
(iv) provide an  enhanced  framework for protecting the
privacy of consumer's information,  (v)  adopt a number of
provisions   related   to   the   capitalization,
membership,  corporate  governance  and  other measures
designed  to  modernize  the  Federal  Home  Loan  Bank
system,    (vi)   modify   the   laws   governing   the
implementation  of  the  Community Reinvestment Act and
(vii) address a variety of  other  legal and regulatory
issues affecting both day-to-day operations  and  long-
term  activities  of  financial institutions, including
the   functional   regulation    of   bank   securities
activities.

     In  particular,  the  pending  legislation   would
restrict certain of the powers that unitary savings and
loan  association  holding  companies  currently  have.
Unitary  savings  and  loan  holding companies that are
"grandfathered," I.E., became  a  unitary  savings  and
loan  holding  company pursuant to an application filed
with the OTS before  May  4,  1999,  would retain their
authority  under  current law.  All other  savings  and
loan holding companies  would be limited to financially
related  activities  permissible   for   bank   holding
companies, as defined under the new law. The proposed legislation would also prohibit non-financial companies from acquiring savings and loan association holding companies.

     Bank holding companies would be permitted to engage in a wider variety of financial activities than permitted under current law, particularly with respect to insurance and securities activities. In addition, in a change from current law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities.

     We do not believe  that  the proposed legislation,
as  publicly reported, would have  a  material  adverse
affect  upon  our operations in the near term. However,
to the extent the legislation permits banks, securities
firms  and  insurance   companies   to  affiliate,  the
financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
MARKET RISK

Quantitative  and  qualitative disclosure about  market
risk is presented at  June  30, 1999 in Exhibit 13.1 to
our  Annual  Report  on  Form  10-K,   filed  with  the
Securities  and  Exchange  Commission on September  28,
1999.    There  have been no material  changes  in  our
market risk at September 30, 1999 compared to June 30, 1999. The following is an update of the discussion provided therein:

   GENERAL.   Our  largest  component  of  market  risk
continues to be interest rate risk. Virtually all of this risk continues to reside at the Bank level. The
Bank still is not subject to foreign currency exchange or commodity price risk. At September 30, 1999, we owned no trading assets, nor did we utilize hedging transactions such as interest rate swaps and caps.

   ASSETS,  DEPOSIT LIABILITIES  AND  WHOLESALE  FUNDS.
There has been no material change in the composition of assets, deposit liabilities or wholesale funds from June 30, 1999 to September 30, 1999.

   GAP ANALYSIS. The one-year and five-year cumulative interest sensitivity gap as a percentage of total assets still fall within 2% of their levels at June 30, 1999 utilizing the same assumptions as at June 30, 1999.

   INTEREST  RATE  RISK  COMPLIANCE.   We  continue  to
monitor the impact of interest rate volatility upon net
interest  income  and  net portfolio value in the  same
manner as at June 30, 1999.  There have been no changes
in our board approved limits  of acceptable variance in
net  interest  income  and  net  portfolio   value   at
September 30, 1999 compared to June 30, 1999, and the projected changes continue to fall within the board approved limits at all levels of potential interest rate volatility.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal actions arising in the
ordinary  course  of  its   business   which,   in  the
aggregate, involve amounts which are believed to be immaterial to our financial condition and results of operations.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

     Not applicable.

ITEM 5.     OTHER INFORMATION

     None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (e) EXHIBITS
           Exhibit  11.  Statement  Re:  Computation of
Per Share Earnings
           Exhibit   27.   Financial   Data    Schedule
                           (included  only  with  EDGAR
                           filing).

     (B)   REPORTS ON FORM 8-K

           None.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Dime Community Bancshares, Inc.


Dated:   November 12, 1999              /s/ VINCENT F. PALAGIANO
                                  By: ----------------------------------------
                                      Vincent F. Palagiano
                                      Chairman of the Board and Chief Executive
                                        Officer




                                        /s/ KENNETH J. MAHON
Dated:   November 12, 1999        By:   ----------------------------------------
                                      Kenneth J. Mahon
                                      Executive   Vice   President   and  Chief
                                         Financial Officer