Form 10-Q
period 1999-12-31
DIME COMMUNITY BANCSHARES INC
filed 2000-02-11
CIK 1005409

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999

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
(1)  YES  X    NO ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASSES OF COMMON STOCK     NUMBER OF SHARES OUTSTANDING, JANUARY 31, 2000

           $.01 Par Value                        12,454,088

                                                                          PAGE
Item 1.     Financial Statements
            Consolidated  Statements of Condition at December 31, 1999
              (Unaudited) and June 30, 1999                                  3
            Consolidated Statements of Operations for the Three Months
               and Six Months Ended December 31, 1999 and 1998 (Unaudited)   4
            Consolidated Statements of Changes in Stockholders' Equity
               for the Six Months Ended December 31, 1999 (Unaudited)        5
            Consolidated Statements of Cash Flows for the Six Months
               Ended December 31, 1999 and 1998 (Unaudited)                  6
            Notes to Consolidated Financial Statements (Unaudited)           7
Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                  8-25
Item 3      Quantitative and Qualitative Disclosure About Market Risk       25

                                  PART II - OTHER INFORMATION
Item 1.     Legal Proceedings                                               26
Item 2.     Changes in Securities and Use of Proceeds                       26
Item 3.     Defaults Upon Senior Securities                                 26
Item 4.     Submission of Matters to a Vote of Security Holders             26
Item 5.     Other Information                                               27
Item 6.     Exhibits and Reports on Form 8-K                                27
            Signatures                                                      28
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

                                       -3-
DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                         AT DECEMBER 31,
                                                                                              1999                     AT JUNE 30,
                                                                                           (UNAUDITED)                    1999
                                                                                       -------------------          ---------------
ASSETS:
Cash and due from banks                                                                           $27,832                  $17,801
Investment securities held to maturity (estimated market value of $21,588
   and $31,768 at December 31, 1999 and June 30, 1999, respectively)                               21,677                   31,698
Investment securities available for sale:
   Bonds and notes (amortized cost of $112,127 and $133,523 at December 31,
     1999 and June 30, 1999, respectively)                                                        108,950                  131,490
   Marketable equity securities (historical cost of $14,814 and $14,162 at
     December 31, 1999 and June 30, 1999, respectively)                                            15,353                   15,142
Mortgage backed securities held to maturity (estimated market value of
   $18,071 and $23,192 at December 31, 1999 and June 30, 1999, respectively)                       17,976                   22,820
Mortgage backed securities available for sale (amortized cost of $446,786
   and $507,486 at December 31, 1999 and June 30, 1999, respectively)                             438,785                  502,847
Federal funds sold                                                                                 49,339                   11,011
Loans:
   Real estate                                                                                  1,571,562                1,375,510
   Other loans                                                                                      7,541                    7,831
   Less: Allowance for loan losses                                                                (14,689)                 (15,081)
                                                                                       -------------------          ---------------
   Total loans, net                                                                             1,564,414                1,368,260
                                                                                       -------------------          ---------------
Premises and fixed assets                                                                          14,917                   14,975
Federal Home Loan Bank of New York Capital Stock                                                   41,476                   28,281
Other real estate owned, net                                                                        1,180                      866
Goodwill                                                                                           62,562                   64,871
Other assets                                                                                       41,933                   37,553
                                                                                       -------------------          ---------------
TOTAL ASSETS                                                                                   $2,406,394               $2,247,615
                                                                                       ===================          ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Due to depositors                                                                              $1,204,781               $1,247,061
Escrow and other deposits                                                                          16,880                   36,577
Securities sold under agreements to repurchase                                                    418,170                  481,660
Federal Home Loan Bank of New York advances                                                       535,000                  250,000
Other liabilities                                                                                  20,215                   20,622
                                                                                       -------------------          ---------------
TOTAL LIABILITIES                                                                               2,195,046                2,035,920
                                                                                       -------------------          ---------------
STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par, 9,000,000 shares authorized,
   none outstanding at December 31, 1999 and June 30, 1999)                                            -                        -
Common stock ($0.01 par, 45,000,000 shares authorized, 14,583,400 shares issued at December 31, 1999 and June 30, 1999, respectively, and
   12,454,088 shares and 12,775,588 shares outstanding at December 31,
   1999 and June 30, 1999, respectively)                                                              145                      145
ADDITIONAL PAID-IN CAPITAL                                                                        149,672                  148,865
RETAINED EARNINGS (SUBSTANTIALLY RESTRICTED)                                                      126,261                  119,100
ACCUMULATED OTHER COMPREHENSIVE LOSS                                                               (5,744)                  (3,323)
UNALLOCATED COMMON STOCK OF EMPLOYEE STOCK OWNERSHIP PLAN                                          (7,434)                  (8,016)
UNEARNED COMMON STOCK OF RECOGNITION AND RETENTION PLAN                                            (5,076)                  (6,040)
COMMON STOCK HELD BY BENEFIT MAINTENANCE PLAN                                                      (1,790)                    (831)
TREASURY STOCK, AT COST (2,129,312 SHARES AND 1,807,812 SHARES AT DECEMBER
   31, 1999 AND JUNE 30, 1999, RESPECTIVELY)                                                      (44,686)                 (38,205)
                                                                                       -------------------          ---------------
TOTAL STOCKHOLDERS' EQUITY                                                                        211,348                  211,695
                                                                                       -------------------          ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $2,406,394               $2,247,615
                                                                                       ===================          ===============

See notes to consolidated financial statements

                                       -4-
DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED) (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                       FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                                        ENDED DECEMBER 31,                  ENDED DECEMBER 31,
                                                                 1999               1998               1999            1998
                                                               --------            --------         --------         ----------
INTEREST INCOME:
Loans secured by real estate                                   $29,093             $20,886          $56,096            $40,815
OTHER LOANS                                                        161                 126              310                253
INVESTMENT SECURITIES                                            2,559               2,458            5,144              4,857
MORTGAGE-BACKED SECURITIES                                       7,610               7,208           15,709             14,060
FEDERAL FUNDS SOLD                                               1,783                 397            2,002                673
                                                               --------            --------         --------           --------
   TOTAL INTEREST  INCOME                                       41,206              31,075           79,261             60,658
                                                               --------            --------         --------           --------
INTEREST EXPENSE:
Deposits  and escrow                                            11,130              10,462           22,354             21,342
Borrowed funds                                                  14,039               8,127           24,864             14,230
                                                               --------            --------         --------           --------
   TOTAL INTEREST EXPENSE                                       25,169              18,589           47,218             35,572
      NET INTEREST INCOME                                       16,037              12,486           32,043             25,086
PROVISION FOR LOAN LOSSES                                           60                  60              120                120
                                                               --------            --------         --------           --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             15,977              12,426           31,923             24,966
                                                               --------            --------         --------           --------
NON-INTEREST INCOME:
Service charges and other fees                                   1,163                 618            2,139              1,161
Net gain (loss) on sales and redemptions of
   securities and other assets                                    (145)                510              (14)               754

Net gain (loss) on sales of loans                                   -                    9               (8)                27
Other                                                            1,171               1,270            2,729              1,719
                                                               --------            --------         --------           --------
   TOTAL NON-INTEREST INCOME                                     2,189               2,407            4,846              3,661
                                                               --------            --------         --------           --------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                   3,532               3,002            6,956              5,798
ESOP and RRP compensation expense                                1,059               1,159            2,189              2,290
Occupancy and equipment                                            945                 662            1,883              1,222
Federal deposit insurance premiums                                 118                  85              233                174
Data processing costs                                              408                 310              840                621
Provision (credit) for losses on Other real estate
   owned                                                            -                   -                -                  (2)
Goodwill amortization                                            1,154                 602            2,308              1,203
Other                                                            1,793               1,254            3,486              2,460
                                                               --------            --------         --------           --------
   TOTAL NON-INTEREST EXPENSE                                    9,009               7,074           17,895             13,766
                                                               --------            --------         --------           --------
INCOME BEFORE INCOME TAXES                                       9,157               7,759           18,874             14,861
INCOME TAX EXPENSE                                               3,741               3,074            7,898              6,193
                                                               --------            --------         --------           --------
        NET INCOME                                              $5,416              $4,685          $10,976             $8,668
                                                               ========            ========         ========           ========
EARNINGS PER SHARE:
   BASIC                                                         $0.47               $0.46            $0.95              $0.83
                                                               ========            ========         ========           ========
   DILUTED                                                       $0.45               $0.42            $0.90              $0.77
                                                               ========            ========         ========           ========
STATEMENT OF COMPREHENSIVE INCOME:
   Net Income                                                   $5,416              $4,685          $10,976             $8,668
   Reclassification adjustment for securities sold,
     net                                                           738                 267             (674)               341
   Change in unrealized gain (loss) on securities
     available for sale, net of deferred taxes                  (2,271)             (2,367)          (2,421)            (1,250)
                                                               --------            --------         --------           --------
Total comprehensive income                                      $3,883              $2,585           $7,881             $7,759
                                                               ========            ========         ========           ========

See notes to consolidated financial statements

                                       -5-
DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (IN THOUSANDS)

                                                                         FOR THE SIX
                                                                         MONTHS ENDED
                                                                      DECEMBER 31, 1999
                                                                 ---------------------------
COMMON STOCK (PAR VALUE $0.01):
Balance at beginning of period                                                         $145
                                                                 ---------------------------
Balance at end of period                                                                145
                                                                 ---------------------------
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period                                                      148,865
Tax benefit of RRP shares                                                               164
Amortization of excess fair value over cost - ESOP stock                                643
                                                                 ---------------------------
Balance at end of period                                                            149,672
                                                                 ---------------------------
RETAINED EARNINGS:
Balance at beginning of period                                                      119,100
Net income for the period                                                            10,976
Cash dividends declared and paid                                                     (3,815)
                                                                 ---------------------------
Balance at end of period                                                            126,261
                                                                 ---------------------------
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET:
Balance at beginning of period                                                       (3,323)
Change in unrealized loss on securities available for sale
   during the period, net of deferred taxes                                          (2,421)
                                                                 ---------------------------
Balance at end of period                                                             (5,744)
                                                                 ---------------------------
EMPLOYEE STOCK OWNERSHIP PLAN:
Balance at beginning of period                                                       (8,016)
Amortization of earned portion of ESOP stock                                            582
                                                                 ---------------------------
Balance at end of period                                                             (7,434)
                                                                 ---------------------------
RECOGNITION AND RETENTION PLAN:
Balance at beginning of period                                                       (6,040)
Amortization of earned portion of RRP stock                                             964
                                                                 ---------------------------
Balance at end of period                                                             (5,076)
                                                                 ---------------------------
BENEFIT MAINTENANCE PLAN:
Balance at beginning of period                                                         (831)
Common stock acquired by BMP                                                           (959)
                                                                 ---------------------------
Balance at end of period                                                             (1,790)
                                                                 ---------------------------
TREASURY STOCK:
Balance at beginning of period                                                      (38,205)
Purchase of 321,500 shares, at cost                                                  (6,481)
                                                                 ---------------------------
Balance at end of period                                                            (44,686)
                                                                 ---------------------------

See notes to consolidated financial statements

                                       -6-
DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                       FOR THE SIX MONTHS
                                                                                                       ENDED DECEMBER 31,
                                                                                               1999                   1998
                                                                                         --------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                        (In THOUSANDS)
Net Income                                                                                           $10,976                $8,668
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net loss (gain) on investment and mortgage backed securities sold                                      1,249                  (546)
Net gain on investment and mortgage backed securities called                                              -                    (86)
Net gain on sale of other assets                                                                         (12)                   -
Net gain on sale of loans held for sale                                                                   8                    (27)
Net depreciation and amortization                                                                        417                   723
ESOP and RRP compensation expense                                                                      2,189                 2,290
Provision for loan losses                                                                                120                   120
Goodwill amortization                                                                                  2,308                 1,203
Decrease in loans held for sale                                                                           -                    299
Increase in other assets and other real estate owned                                                  (2,164)                 (316)
Decrease in receivable for securities sold                                                                -                 18,008
Increase in payable for securities purchased                                                              -                (12,062)
Increase (Decrease) in accrued postretirment benefit obligation and other liabilities                   (407)                6,121
                                                                                         --------------------  --------------------
Net cash provided by operating activities                                                             14,684                24,395
                                                                                         --------------------  --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in Federal funds sold                                                                   (38,328)              (20,421)
Proceeds from  maturities of investment securities held to maturity                                       45                 1,290
Proceeds from  maturities of investment securities available for sale                                130,422                 5,479
Proceeds from calls of investment securities held to maturity                                         10,000                35,160
Proceeds from calls of investment securities available for sale                                        2,400                 2,000
Proceeds from sales of investment securities available for sale                                       21,772                 9,873
Proceeds from sales of mortgage backed securities available for sale                                  27,526                    -
Purchases of investment securities available for sale                                               (133,703)              (47,684)
Purchases of mortgage backed securities available for sale                                            (9,799)             (127,931)
Principal collected on mortgage backed securities held to maturity                                     4,844                13,451
Principal collected on mortgage backed securities available for sale                                  41,684                59,985
Net increase in loans                                                                               (196,274)             (142,036)
Purchases of fixed assets                                                                               (489)                 (365)
Purchase of Federal Home Loan Bank stock                                                             (13,195)              (11,089)
                                                                                         --------------------  --------------------
Net cash used in investing activities                                                               (153,095)             (222,288)
                                                                                         --------------------  --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in due to depositors                                                                    (42,280)              (14,350)
Net (decrease) increase in escrow and other deposits                                                 (19,697)               15,498
Proceeds from Federal Home Loan Bank of New York Advances                                            285,000               123,995
(Decrease) increase in securities sold under agreements to repurchase                                (63,490)               95,453
Cash dividends paid                                                                                   (3,815)               (2,418)
Exercise of stock options and tax benefits of stock options and RRP                                      164                   770
Purchase of common stock by Benefit Maintenance Plan and RRP                                            (959)               (1,072)
Purchase of treasury stock                                                                            (6,481)              (15,894)
                                                                                          -------------------      ----------------
Net cash provided by financing activities                                                            148,442               201,982
                                                                                          -------------------      ----------------
DECREASE IN CASH AND DUE FROM BANKS                                                                   10,031                 4,089
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                                          17,801                16,266
                                                                                          -------------------      ----------------
CASH AND DUE FROM BANKS, END OF PERIOD                                                               $27,832               $20,355
                                                                                          ===================      ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes                                                                            12,654                 3,923
                                                                                          ===================      ================
Cash paid for interest                                                                                44,227                34,769
                                                                                          ===================      ================
Transfer of loans to Other real estate owned                                                             412                    48
                                                                                          ===================      ================
Change in unrealized gain (loss) on available for sale securities, net of deferred
   taxes                                                                                              (2,421)               (1,250)
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

The Bank has been, and intends to continue to be, a community-oriented financial institution providing financial services and loans for housing within its market areas. We maintain our headquarters in the Williamsburgh section of the borough of Brooklyn. As of December 31, 1999, the Bank has seventeen additional offices located in the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of December 31, 1999, the results of operations for the three-month and six-month periods ended December 31, 1999 and 1998, cash flows for the six months ended December 31, 1999 and 1998, and changes in stockholders' equity for the six months ended December 31, 1999. The results of operations for the three-month and six-month periods ended December 31, 1999, are not necessarily indicative of the results of operations for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (referred to as GAAP) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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


3.   TREASURY STOCK

During the six months ended December 31, 1999, we repurchased 321,500 shares of our common stock into treasury. The average price of the treasury shares acquired was $20.16 per share, and all shares have been recorded at the acquisition cost.

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

                                       -9-
SELECTED FINANCIAL HIGHLIGHTS AND OTHER DATA
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                             FOR THE THREE MONTHS                       FOR THE SIX MONTHS
                                                              ENDED DECEMBER 31,                        ENDED DECEMBER 31,
                                                          -------------------------------            ------------------------------
                                                            1999 <F1>            1998 <F1>            1999 <F1>            1998<F1>
                                                            ---------            ---------            ---------             -------
PERFORMANCE AND OTHER SELECTED RATIOS:
Return on Average Assets                                       0.88%                1.05%                0.93%                1.01%
Return on Average Stockholders' Equity                        10.21%               10.58%               10.36%                9.65%
Core Return on Average Stockholders' Equity                   10.18%                9.61%                9.95%                8.96%
Average Interest Rate Spread <F2>                              2.49%                2.42%                2.58%                2.54%
Net Interest Margin <F2>                                       2.79%                2.92%                2.90%                3.04%
Non-interest Expense to Average Assets <F3>                    1.25%                1.45%                1.29%                1.46%
Efficiency Ratio <F3>                                         41.64%               45.03%               41.11%               44.92%
Effective Tax Rate <F4>                                       40.85%               39.62%               41.85%               41.67%
Tangible Equity to Total Tangible Assets                       6.41%                8.48%                6.41%                8.48%
Loans/Earning Assets                                          69.48%               61.89%               69.48%               61.89%
Loans/Deposits                                               131.07%              106.62%              131.07%              106.62%
CASH EARNINGS DATA:
Cash Earnings                                                $7,837               $6,446              $15,886              $12,161
Cash Return on Average Assets                                  1.28%                1.45%                1.35%                1.42%
Cash Return on Average Stockholders' Equity                   14.77%               14.55%               14.99%               13.53%
Core Cash Return on Average Stockholders' Equity              14.74%               13.59%               14.58%               12.84%
Cash Non-interest Expense to Average Assets <F5>               1.08%                1.19%                1.10%                1.20%
Cash Efficiency Ratio <F5>                                    35.87%               36.96%               35.18%               36.73%
PER SHARE DATA:
Reported EPS (Diluted)                                        $0.45                $0.42                $0.90                $0.77
Core EPS  (Diluted)                                            0.45                 0.38                 0.87                 0.75
Cash EPS (Diluted)                                             0.65                 0.58                 1.31                 1.08
Core Cash EPS  (Diluted)                                       0.65                 0.54                 1.27                 1.02
Stated Book Value                                             16.97                15.42                16.97                15.42
Tangible Book Value                                           12.07                13.31                12.07                13.31
BALANCE SHEET AVERAGES:
Average Loans                                             1,541,466            1,054,953            1,482,239            1,021,666
Average Assets                                            2,451,779            1,780,701            2,357,743            1,718,490
Average Earning Assets                                    2,296,632            1,709,344            2,212,355            1,648,776
Average Deposits                                          1,220,728            1,023,689            1,228,892            1,027,024
Average Equity                                              212,205              177,184              211,919              179,728
Average Tangible Equity                                     149,292              151,842              147,860              153,584
ASSET QUALITY SUMMARY:
Net charge-offs                                                $464                   $5                 $512                 $149
Nonperforming Loans                                           2,967                1,327                2,967                1,327
Nonperforming Assets/Total Assets                              0.17%                0.10%                0.17%                0.10%
Allowance for Loan Loss/Total Loans                            0.93%                1.10%                0.93%                1.10%
Allowance for Loan Loss/Nonperforming Loans                  495.08%              907.76%              495.08%              907.76%

<F1>Core earnings  for all periods exclude gains and losses on sales of assets, and
    other significant non-recurring income or expense items.   Cash earnings
    for all periods exclude non-cash expenses related to goodwill and core deposit intangible amortization and compensation expense related to stock benefit plans.

<F2>Interest expense for the three months and six months ended December 31,
    1998 include $618,000 of prepayment penalties on borrowings. Excluding these penalties, the net interest rate spread and net interest margin would have been 2.58% and 3.07%, respectively, for the three months ended December 31, 1998 and 2.63% and 3.12%, respectively for the six months ended December 31, 1998.

<F3> In calculating these ratios, non-interest expense excludes  goodwill amortization. The actual efficiency ratio and ratio of non-interest expense to average assets were 49.04% and 1.47%, respectively, for the three months ended December 31, 1999, 49.21% and 1.59%, respectively, for the three months ended December 31, 1998, 48.48% and 1.52%, respectively, for the six months ended December 31, 1999, and 49.22% and 1.60%, respectively, for the six months ended December 31, 1998.

<F4>Excluding non-recurring New York State and New York City deferred income tax recoveries, the effective tax rate was 42.8% and 42.5%, respectively, during the three months and six months ended December 31, 1998.

<F5>In calculating these ratios, non-interest expense excludes non-cash expenses related to goodwill and core deposit intangible amortization and amortization costs related to stock benefit plans.

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

   Our primary investing activities are the origination of multi-family and single-family mortgage loans, and the purchase of mortgage-backed and other securities. During the six months ended December 30, 1999, our loan originations totaled $296.7 million compared to $258.9 million for the six months ended December 31, 1998. Purchases of mortgage-backed and other securities totaled $143.5 million for the six months ended December 31, 1999 compared to $175.6 million for the three months ended December 31, 1998. The decline in security purchases resulted from a reduction in securities acquired in conjunction with the Bank's capital leverage strategy during the six months ended December 31, 1999, which can be attributed to a reduction in the potential interest rate spread to be earned on capital leverage transactions during this period resulting from increased interest rates on borrowed funds. Funding for loan originations and security purchases was obtained primarily from principal repayments on loans and mortgage-backed securities, maturities of investment securities, and borrowings by means of repurchase agreements and Federal Home Loan Bank of New York (referred to as the FHLBNY) advances. Principal repayments on real estate loans and mortgage-backed securities totaled $150.3 million during the six months ended December 31, 1999, compared to $193.7 million for the six months ended December 31, 1998. Maturities and calls of investment securities totaled $142.9 million during the six months ended December 31, 1999, and $43.9 million during the six months ended December 31, 1998. The increased purchase of short-term investments during the six months ended December 31, 1999, resulted in an overall increase in securities maturities compared to the prior year. Loan sales, which totaled $1.2 million during the six months ended December 31, 1999 and $2.9 million during the six months ended December 31, 1998, provided some additional cash flows. During the quarter ended December 31, 1999, we received proceeds of $21.4 million on sales of investment securities and $27.5 million on sales of mortgage-backed securities. These sales were utilized primarily to generate additional liquidity due to concerns surrounding the Year 2000.

   Deposits decreased $42.3 million during the six months ended December 31, 1999, compared to a decrease of $14.4 million during the six months ended December 31, 1998. The decrease in deposits during the six months ended December 31, 1999, primarily reflects the sale of $19.0 million of deposits formerly housed at our Gates Avenue, Brooklyn branch in November, 1999. The deposit decline during the six months ended December 31, 1999 also reflects runoff of maturing higher cost certificates of deposits gathered during deposit rate promotions which occurred and ended during the fiscal year ended June 30, 1998. Deposit flows are affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1999 totaled $429.2 million. Based upon our current pricing strategy and deposit retention experience, management believes that a portion of such deposits will remain with us. Net borrowings increased $221.5 million during the six months ended December 31, 1999, and was comprised of an increase of $285.0 million in FHLBNY advances, which were partially offset by a decline of $63.5 million in securities sold under agreement to repurchase (referred to as Repo) agreements.

   Stockholders' equity decreased $347,000 during the six months ended December 31, 1999. This decrease resulted primarily from repurchases of common stock into treasury of $6.5 million, cash dividends paid of $3.8 million during the period and an increase in the accumulated other comprehensive loss of $2.4 million related to the decline in market value of investment and mortgage backed securities available for sale. Offsetting these decreases, was net income of $11.0 million and stock benefit plan amortization of $2.2 million during the six months ended December 31, 1999.

   On October 14, 1999, we declared a cash dividend of $0.17 per common share to all shareholders of record on October 29, 1999. This dividend was paid on November 9, 1999. On January 20, 2000, we declared a cash dividend of $0.17 per common share to all shareholders of record on January 25, 2000. This dividend was paid on February 9, 2000.

   The Bank is required to maintain a minimum average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings by the Office of Thrift Supervision (referred to as the OTS) regulations. The minimum required liquidity ratio is currently 4.0%. At December 31, 1999, the Bank's liquidity ratio was 17.1%. At December 31, 1999, the actual ratio was significantly higher than the minimum required ratio due primarily to an increase in short-term securities (comprised of federal funds sold and commercial paper investments) attributable to concerns with possible increased deposit outflows resulting from concerns over the Year 2000. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

   We monitor our liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sales and various money market investments. In the event that we should require funds beyond our ability to generate them internally, additional sources of funds are available through the use of our $706.5 million borrowing limit at the FHLBNY. At December 31, 1999, we had $535.0 million in short- and medium-term advances outstanding at the FHLBNY, and a remaining borrowing limit of $171.5 million.

   The Bank is subject to minimum capital regulatory requirements imposed by the OTS, which requirements are, as a general matter, based on the amount and composition of an institution's assets. At December 31, 1999, the Bank was in compliance with all applicable regulatory capital requirements. Tangible capital totaled $129.8 million, or 5.66% of total tangible assets, compared to a 1.50% regulatory requirement; leverage capital, at 5.66% of adjusted assets, exceeded the 3.0% regulatory minimum, and total risk-based capital, at 10.73% of risk weighted assets, exceeded the 8.0% regulatory minimum. In addition, at December 31, 1999, the Bank was considered "well-capitalized" for all regulatory purposes.

ASSET QUALITY

     Non-performing loans (loans past due 90 days or more as to principal or interest) totaled $3.0 million at December 31, 1999, virtually flat compared to June 30, 1999. In addition, the Bank had 18 loans totaling $1.4 million delinquent 60-89 days at December 31, 1999, as compared to 23 such delinquent loans totaling $819,000 at June 30, 1999. The majority of the non-performing loans and loans delinquent 60-89 are represented by FHA/VA mortgage and consumer loans which possess small outstanding balances.

   Under Generally Accepted Accounting Priciples (referred to as GAAP), we are required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, our modification or restructuring as a result of economic or legal issues associated with the borrower's financial difficulties constitutes a troubled-debt restructuring when we grant a concession to the borrower that we would not otherwise consider. We had one loan classified as a troubled-debt restructuring at December 31, 1999, totaling $700,000, compared to two such loans totaling $1.3 million at June 30, 1999. The one troubled-debt restructuring as of December 31, 1999, is performing in accordance with its restructured terms. During the six months ended December 31, 1999, one troubled-debt restructuring with an outstanding principal balance of $590,000, was paid-in-full.

   Under GAAP, we established guidelines for determining and measuring impairment in loans. For loans determined to be impaired, if the carrying balance of the loan, including all accrued interest, exceeds the estimate of fair value, a reserve is established. The recorded investment in loans deemed impaired was approximately $1.1 million as of December 31, 1999, compared to $1.6 million at June 30, 1999, and the average balance of impaired loans was $1.3 million for the six months ended December 31, 1999 compared to $2.5 million for the six months ended December 31, 1998. The impaired portion of these loans is represented by specific reserves totaling $25,000 allocated within the allowance for loan losses at December 31, 1999. At December 31, 1999, reserves have been provided on all impaired loans. Generally, we consider non-performing loans to be impaired loans. At December 31, 1999, approximately $1.8 million of one-to-four family, cooperative apartment and consumer loans on nonaccrual status are not deemed impaired. Each of these loans has an outstanding balances less than $227,000, and are considered a homogeneous loan pool which are not required to be evaluated for impairment. During the six months ended December 31, 1999, we did not incur any charge-offs related to loans deemed impaired, as all of the charge-offs recorded during this period have related to one- to four-family, cooperative apartment or consumer loans which are deemed as homogeneous loan pools under GAAP. A significant portion of these charge-offs relate to one- to four-family loans acquired from FIBC.

   The balance of other real estate owned (referred to as OREO) was $1.2 million, consisting of 11 properties, at December 31, 1999 compared to $866,000, consisting of 9 properties, at June 30, 1999. During the six months ended December 31, 1999, one multi-family loan approximating $315,000 and two cooperative unit apartment loans totaling approximately $97,000 were transferred to OREO. Offsetting these additions, were OREO disposals of $98,000 in one-to four-family residential properties during the six months ended December 31, 1999. The allowance for losses on OREO was $149,000 at December 31, 1999.


     The following table sets forth information regarding our non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated.

                                                                 AT DECEMBER 31,             AT JUNE 30,
                                                                       1999                     1999
                                                               -------------------         ---------------
                                                                              (Dollars In Thousands)
NON-PERFORMING LOANS:
   One- to four-family                                                      $1,668                  $1,577
   Multi-family and underlying cooperative                                   1,149                   1,248
   Non-residential                                                              -                       -
   Cooperative apartment                                                        69                     133
   Other loans                                                                  81                      43
                                                                ------------------         ---------------
TOTAL NON-PERFORMING LOANS                                                   2,967                   3,001
TOTAL OREO                                                                   1,180                     866
                                                                ------------------         ---------------
TOTAL NON-PERFORMING ASSETS                                                 $4,147                  $3,867
                                                                ==================         ===============
TROUBLED-DEBT RESTRUCTURINGS                                                  $700                  $1,290
TOTAL NON-PERFORMING ASSETS AND TROUBLED-DEBT
   RESTRUCTURINGS                                                            4,847                   5,157
IMPAIRED LOANS                                                               1,149                   1,563
TOTAL NON-PERFORMING LOANS TO TOTAL LOANS                                     0.19%                   0.22%
TOTAL IMPAIRED LOANS TO TOTAL LOANS                                           0.07                    0.11
TOTAL NON-PERFORMING ASSETS TO TOTAL ASSETS                                   0.17                    0.17
TOTAL NON-PERFORMING ASSETS AND TROUBLED-DEBT
   RESTRUCTURINGS TO TOTAL ASSETS                                             0.20                    0.23

Comparison of Financial Condition at December 31, 1999 and June 30, 1999

   ASSETS. Our assets totaled $2.41 billion at December 31, 1999, an increase of $158.9 million from total assets of $2.25 billion at June 30, 1999. The growth in assets was experienced primarily in real estate loans which increased $196.1 million since June 30, 1999. The increase in real estate loans resulted primarily from originations of $296.7 million during the six months ended December 31, 1999, of which $284.8 million were multi-family and underlying cooperative loans.

   Offsetting the increase in real estate loans was an aggregate decline of $86.6 million in investment and mortgage-backed securities available for sale, of which $64.1 million was experienced in mortgage-backed securities available-for-sale. The decline in available for sale securities reflects both the sale of $22.2 million of investment securities and $28.4 million of mortgage-backed securities available for sale during the six months ended December 31, 1999. These sales were utilized in order to generate additional liquidity resulting from concerns with possible increased deposit outflows attributable to concerns over the Year 2000. See "Liquidity and Capital Resources." Additionally, the decline in mortgage-backed securities available for sale reflects the reduced level of purchase activity for such securities during the six months ended December 31, 1999, as we reduced our capital leverage transaction level during this period. See "Capital Leverage Strategy."

   LIABILITIES. Deposits decreased $42.3 million to $1.20 billion at December 31, 1999 from $1.25 billion at June 30, 1999 due to both the sale of $19.0 million in deposits formerly housed at our Gates Avenue, Brooklyn branch in November, 1999, and the cessation of a deposit rate promotion that we maintained from July, 1997 to June, 1998. FHLBNY advances increased $285.0 million during the quarter, and these funds were utilized primarily to replace deposit outflows and fund loan originations. Repos declined $63.5 million during the six months ended December 31, 1999, due to our decreased capital leverage activity during the period.

   STOCKHOLDERS' EQUITY. Stockholders' equity decreased $347,000 during the six months ended December 31, 1999. This decrease resulted primarily from repurchases of common stock into treasury of $6.5 million, cash dividends paid of $3.8 million during the period and an increase in the accumulated other comprehensive loss of $2.4 million related to the decline in market value of investment and mortgage backed securities available for sale. Offsetting these decreases, was net income of $11.0 million and stock benefit plan amortization of $2.2 million during the six months ended December 31, 1999.

   CAPITAL LEVERAGE STRATEGY. As a result of the initial public offering in June, 1996, our capital level significantly exceeded all regulatory requirements. A portion of the "excess" capital generated by the initial public offering has been deployed through the use of a capital leverage strategy whereby we invest in high quality mortgage-backed securities (referred to as leverage assets) funded by short term borrowings from various third party lenders under securities sold under agreement to repurchase transactions. The capital leverage strategy generates additional earnings for us by virtue of a positive interest rate spread between the yield on the leverage assets and the cost of the borrowings. Since the average term to maturity of the leverage assets exceeds that of the borrowings used to fund their purchase, the net interest income earned on the leverage strategy would be expected to decline in a rising interest rate environment. See "Market Risk." To date, the capital leverage strategy has been undertaken in accordance with limits established by our Board of Directors, aimed at enhancing profitability under moderate levels of interest rate exposure. During the six months ended December 31, 1999, we undertook little new activity related to the capital leverage strategy due to both unfavorable interest rate spreads on new transactions available during this period, and the reduced need to leverage the Bank's capital, as its overall capital percentage continues to decline. As a result of the reduced activity in the capital leverage strategy during the three months ended December 31, 1999, our balance of mortgage-backed securities available for sale declined $64.1 million during this period as sales and paydowns on these securities exceeded new purchases.

COMPARISON OF THE OPERATING  RESULTS  FOR  THE  THREE MONTHS ENDED DECEMBER 31,
     1999 AND 1998


   GENERAL. Net income increased $731,000, to $5.4 million for the three months ended December 31, 1999, compared to $4.7 million for the three months ended December 31, 1998. The increase in net income resulted from increases of $3.6 million in net interest income, which was offset, in part, by a decrease of $218,000 in non-interest income, and increases of $1.9 million in non-interest expense and $667,000 in income tax expense, respectively.

   NET INTEREST INCOME. The discussion of net interest income for the three months ended December 31, 1999 and 1998, presented below, should be read in conjunction with the following table, which sets forth certain information relating to our consolidated statements of operations for the three months ended December 31, 1999 and 1998, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                                              FOR THE THREE MONTHS ENDED DECEMBER 31,
                                    --------------------------------------------------------------------------------------
                                                         1999                                        1998
                                    --------------------------------------------------------------------------------------
                                                                      AVERAGE                                       AVERAGE
                                         AVERAGE                       YIELD/           AVERAGE                      YIELD/
                                         BALANCE        INTEREST       COST             BALANCE       INTEREST       COST
                                        -----------     ---------     ---------        ---------      --------      --------
                                                                            (DOLLARS IN THOUSANDS)
Assets:
  Interest-earning assets:
    Real Estate Loans <F1>               $1,533,984       $29,093          7.59%      $1,049,096       $20,886         7.96%
    Other loans                               7,482           161          8.61            5,857           126         8.61
    MORTGAGE-BACKED SECURITIES <F2>         472,838         7,610          6.44          464,429         7,208         6.21
    INVESTMENT SECURITIES <F2>              150,379         2,559          6.30          156,189         2,458         6.29
    FEDERAL FUNDS SOLD                      131,949         1,783          5.41           33,773           397         4.70
                                        -----------     ---------                      ---------      --------
     TOTAL INTEREST-EARNING ASSETS        2,296,632       $41,206          7.18%       1,709,344       $31,075         7.27%
                                        -----------     =========                      ---------      ========
     NON-INTEREST EARNING ASSETS            155,147                                       71,357
                                        -----------                                    ---------
TOTAL ASSETS                             $2,451,779                                   $1,780,701
                                        ===========                                    =========
LIABILITIES AND STOCKHOLDERS'
EQUITY:
  INTEREST-BEARING LIABILITIES:
    NOW, SUPER NOW AND
       MONEY MARKET ACCOUNTS               $110,313          $967          3.48%         $49,879          $297         2.36%
    SAVINGS ACCOUNTS                        393,292         2,022          2.04          341,004         1,812         2.11
    CERTIFICATES OF DEPOSIT                 644,213         8,141          5.01          596,877         8,353         5.55
    BORROWED FUNDS <F3>                     981,257        14,039          5.68          533,426         8,127         6.04
                                        -----------     ---------                      ---------      --------
    TOTAL INTEREST-BEARING
      LIABILITIES                         2,129,075       $25,169          4.69%       1,521,186       $18,589         4.85%
                                        -----------     =========                      ---------      ========
  CHECKING ACCOUNTS                          72,910                                       41,019
  OTHER NON-INTEREST-BEARING
     LIABILITIES                             37,589                                       41,312
                                        -----------                                    ---------
  TOTAL LIABILITIES                       2,239,574                                    1,603,517
  STOCKHOLDERS' EQUITY                      212,205                                      177,184
                                        -----------                                    ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                $2,451,779                                   $1,780,701
                                        ===========                                    =========
NET INTEREST INCOME/ INTEREST RATE
   SPREAD<F4>                                             $16,037          2.49%                       $12,486         2.42%
                                                        =========                                     ========
NET INTEREST-EARNING ASSETS/NET
   INTEREST MARGIN <F5>                    $167,557                        2.79%        $188,158                       2.92%
                                        ===========                                    =========
RATIO OF INTEREST-EARNING ASSETS
   TO INTEREST-BEARING LIABILITIES                                       107.87%                                     112.37%

<F1>In computing the average balance of loans, non-accrual loans have been included.
<F2>Includes securities classified "held to maturity" and "available for sale."
<F3>In calculating the average cost of borrowed funds for the three months ended December 31, 1998, a non-recurring prepayment penalty of $618,000 is included in interest expense. Excluding the effect of this prepayment penalty, the average cost of borrowings would have been 5.58% for the three months ended December 31, 1998.
<F4>Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
<F5>Net interest margin represents net interest income as a percentage of average interest-earning assets.

RATE/VOLUME ANALYSIS

                                                           THREE MONTHS ENDED
                                                            DECEMBER 31, 1999
                                                               COMPARED TO
                                                           THREE MONTHS ENDED
                                                            DECEMBER 31, 1998
                                                           INCREASE/ (DECREASE)
                                                                   DUE TO
                                                  VOLUME              RATE             TOTAL
                                               --------------      ------------     ------------
  Interest-earning assets:                                         (DOLLARS IN THOUSANDS)
    Real Estate Loans                                 $9,415           $(1,208)           $8,207
    Other loans                                           35                -                 35
    Mortgage-backed securities                           133               269               402
    Investment securities                                  3                98               101
    Federal funds sold                                 1,240               146             1,386
                                               --------------      ------------     ------------
      Total                                          $10,826             $(695)          $10,131
                                               ==============      ============     ============
  Interest-bearing liabilities:
    NOW, Super Now and money market accounts            $444              $226              $670
    Savings accounts                                     274               (64)              210
    Certificates of deposit                              631              (843)             (212)
    Borrowed funds                                     6,610              (698)            5,912
                                               --------------      ------------     ------------
      Total                                            7,959            (1,379)            6,580
                                               --------------      ------------     ------------
Net change in net interest income                     $2,867              $684            $3,551
                                               ==============      ============     ============

   Net interest income for the three months ended December 31, 1999 increased $3.6 million to $16.1 million from $12.5 million during the three months ended December 31, 1998. The increase was attributable primarily to an increase of $587.3 million in average interest-earning assets, coupled with an increase of 7 basis points in average interest spread. Despite the increase in interest rate spread, the net interest margin declined 13 basis points from 2.92% for the three months ended December 31, 1998 to 2.79% for the three months ended December 31, 1999.

   The increase in interest rate spread resulted primarily from a 16 basis point reduction in the average cost of interest bearing liabilities, resulting primarily from reduced rates on certificates of deposit, due to the cessation of interest rate promotions on certificate accounts offered during the fiscal year ended June 30, 1998. In addition, the increase in interest rate spread reflects the shift in the overall percentage of interest earning assets from investment and mortgage-backed securities into real estate loans. Despite their recent declines in average yield, real estate loans still earn a higher average yield than either investment or mortgage-backed securities. The narrowing of the interest rate margin reflects the reduction from 112.37% to 107.87% in the ratio of interest earning assets to interest bearing liabilities, resulting from a reduced percentage of non-interest bearing liabilities and stockholders equity to total liabilities and stockholders equity. The narrowing interest rate margin also reflects, in part, our continued capital leverage strategy activities over the past twelve months, as the interest rate differential between assets and underlying liabilities under the capital leverage strategy are significantly less than the interest rate differential between our other interest-earning assets and interest-bearing liabilities.

   INTEREST INCOME. Interest income for the three months ended December 31, 1999, was $41.2 million, an increase of $10.1 million from $31.1 million during the three months ended December 31, 1998. The increase in interest income was primarily attributable to increased interest income on real estate loans of $8.2 million and on short-term investments (commercial paper and federal funds sold) of $1.4 million. The increase in interest income on real estate loans was attributable primarily to an increase of $484.9 million in the average balance of real estate loans, resulting from both $512.4 million of real estate loans originated during the twelve-month period ended December 31, 1999, and $192.3 million of real estate loans acquired in connection with the acquisition of Financial Bancorp, Inc., and its wholly-owned subsidiary, Financial Federal Savings Bank, referred to as the FIBC acquisition. The FIBC acquisition was completed on January 21, 1999. The increase in interest income on short-term securities (comprised of federal funds sold and commercial paper investments) was also attributable primarily to an increase in the average balance of $98.2 million, resulting from securities purchased during the three months ended December 31, 1999, in order to maintain added liquidity related to concerns with possible increased deposit outflows resulting from consumer concerns over the Year 2000. The average yield on short-term investments increased 71 basis points due to recent general increases in short-term interest rates. Overall, the yield on interest-earning assets decreased 9 basis points from 7.27% during the three months ended December 31, 1998 to 7.18% during the three months ended December 31, 1999. The decline was attributable primarily to a decrease of 37 basis points in the average yield on real estate loans resulting primarily from continued competition in the real estate lending market and the continued flat yield curve environment during much of the past twelve months. While overall interest rates recently have increased, their effect upon the overall yield on real estate loans was minimal during the quarter ended December 31, 1999, since real estate loans, on average, have a longer term to repricing than our other interest-earning assets. The effects of these increases in rates will be recognized in upcoming quarters. The increase in interest rates was reflected in the average yield of mortgage-backed securities and short-term investments, whose average yield increased by 23 basis points and 71 basis points respectively.

   INTEREST EXPENSE. Interest expense increased $6.6 million, to $25.2 million during the three months ended December 31, 1999, from $18.6 million during the three months ended December 31, 1998. This increase resulted primarily from increased interest expense of $5.9 million on borrowed funds, which resulted from an increase in the average balance of $447.8 million during the three months ended December 31, 1999 compared to the three months ended December 31, 1998. The increase in the average balance of borrowed funds resulted from $66.1 million of borrowed funds added during the twelve-month period ended December 31, 1999, under the capital leverage strategy, and growth of $307.5 million in FHLBNY advances during the period January 1, 1999 to December 31, 1999. The FHLBNY advances are generally medium-term interest-bearing liabilities, which are utilized to fund loan originations and replace deposit outflows. The average cost of interest-bearing liabilities decreased 16 basis points to 4.69% during the three months ended December 31, 1999, from 4.85% during the three months ended December 31, 1998, reflecting the decline in the average cost of certificates of deposit and borrowed funds of 54 basis points and 36 basis points, respectively. The decline in the average cost of borrowed funds resulted from a non-recurring charge of $618,000 recorded in borrowing expense during the quarter ended December 31, 1998 related to prepayment of certain borrowings. Excluding this charge, the average cost of borrowings would have increased by 10 basis points from the quarter ended December 31, 1998, due to recent increases in general interest rates, and a shift in borrowings towards FHLBNY advances, which possess longer periods to maturity than Repo borrowings. The reduction in the average cost of certificates of deposit resulted from the cessation of deposit rate promotions that we maintained from July 1997 to June 1998. While the decline in the average cost of certificates of deposits and borrowed funds helped reduce the average cost of interest-bearing liabilities during the three months ended December 31, 1999, their respective average balance increases of $47.3 million and $447.8 million offset, in part, that decrease.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $60,000 during both the three months ended December 31, 1999 and 1998, reflecting the continued stability of non-performing loans and charge-offs. The allowance for loan losses declined $404,000 during the three months ended December 31,

1999, as net charge-offs of $464,000 exceeded
the provision of $60,000 during the period. Of the total net charge-offs during the quarter ended December 31, 1999, $454,000 related to a loan pool participation investment acquired from FIBC. Upon consummating the FIBC acquisition, we provided reserves within its overall loan loss allowance to cover this potential loss on the loan pool investment. After attempting to recover this portion of the total investment, we recently determined that it would not be collectible and should be charged-off. No additional significant delinquencies related to the loan pool investment were noted prior to the consummation of the FIBC acquisition, nor have any additional potential losses been noted on this investment since we assumed its ownership.


   NON-INTEREST INCOME. Non-interest income decreased $218,000 to $2.2 million during the three months ended December 31, 1999, from $2.4 million during the three months ended December 31, 1998. The decline resulted primarily from sales of investment and mortgage-backed securities, which resulted in a net loss of $145,000 during the quarter ended December 31, 1999, compared to a net gain of $510,000 during the quarter ended December 31, 1998. See "Liquidity and Capital Resources." Service charges and fees increased $545,000 due primarily to increased service fees and charges on deposits of $355,000, resulting primarily from adjustments in our deposit fee and service charges and the addition of the five branches acquired from FIBC. Other income decreased $99,000 due to a decline in prepayment penalty income resulting from recent interest rate increases. This decline was partially offset by increased income from FHLBNY capital stock of $342,000, due to an increase in the balance of FHLBNY capital stock from $21.8 million at December 31, 1998 to $41.5 million at December 31, 1999. The increase in the average balance of FHLBNY capital stock resulted from our increased borrowings with the FHLBNY during this period.

   NON-INTEREST EXPENSE. Non-interest expense increased $1.9 million, from $7.1 million during the three months ended December 31, 1998, to $9.0 million during the three months ended December 31, 1999. The increase in non-interest expense reflects increases of $530,000 related to salaries and benefits expense, $283,000 related to occupancy and equipment expense, $98,000 related to data processing costs, $552,000 related to goodwill amortization, and $539,000 related to other expenses.

   A significant portion of the increase in salaries and benefits, and occupancy and equipment expenses resulted from the addition of new employees, property and equipment in the FIBC acquisition. The remaining salary and benefit expense increase reflects base salary and staff increases over the past twelve months.

   Increased data processing costs of $98,000 resulted from additional systems activity related to growth in both loan activity due to originations over the past twelve months and deposit activity related to the acquisition of the five branches from FIBC.

   The increase in goodwill expense of $552,000 resulted from additional goodwill of $44.2 million due to the FIBC acquisition. The increase in other expenses resulted primarily from $206,000 in core deposit premium amortization added in the FIBC acquisition, increased supplies, postage and telephone expenses associated with operations of the branches acquired from FIBC, and increased advertising expenses associated with recent customer promotions.

   INCOME TAX EXPENSE. Income tax expense increased $667,000, or 22%, during the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998, due primarily to the increase of $1.4 million, or 18%, in pre-tax income during the same period. Our effective tax rate increased slightly from 39.7% to 40.9% during this period due to a non-recurring income tax recovery of $350,000 recorded during the quarter ended December 31, 1998. Excluding this recovery, the effective tax rate would have been 44.1% during the quarter ended December 31, 1998. The decline in effective tax rate from 44.1% to 40.9% in the most recent quarter reflects additional tax benefits associated with activities of subsidiary companies.

COMPARISON  OF  THE OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER
     31, 1999 AND 1998


   GENERAL. Net income increased $2.3 million, to $11.0 million for the six months ended December 31, 1999, compared to $8.7 million for the six months ended December 31, 1998. The increase in net income resulted from increases of $7.0 million in net interest income and $1.2 million in non-interest income, which increases were partially offset by increases of $4.1 million in non-interest expense and $1.7 million in income tax expense.

   NET INTEREST INCOME. The discussion of net interest income for the six months ended December 31, 1999 and 1998, presented below, should be read in conjunction with the following table, which sets forth certain information relating to our consolidated statements of operations for the six months ended December 30, 1999 and 1998, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                                              FOR THE SIX MONTHS ENDED DECEMBER 31,
                                    --------------------------------------------------------------------------------------
                                                         1999                                        1998
                                    --------------------------------------------------------------------------------------
                                                                      AVERAGE                                       AVERAGE
                                         AVERAGE                       YIELD/           AVERAGE                      YIELD/
                                         BALANCE        INTEREST       COST             BALANCE       INTEREST       COST
                                        -----------     ---------     ---------        ---------      --------      --------
                                                                            (DOLLARS IN THOUSANDS)
Assets:
  Interest-earning assets:
    Real Estate Loans <F1>               $1,474,700       $56,096          7.61%      $1,015,970       $40,815         8.03%
    Other loans                               7,539           310          8.22            5,696           253         8.88
    MORTGAGE-BACKED SECURITIES <F2>         494,109        15,709          6.36          442,282        14,060         6.36
    INVESTMENT SECURITIES <F2>              161,317         5,144          6.22          157,567         4,857         6.16
    FEDERAL FUNDS SOLD                       74,690         2,002          5.36           27,261           673         4.94
                                        -----------     ---------                      ---------      --------
     TOTAL INTEREST-EARNING ASSETS        2,212,355       $79,261          7.17%       1,684,776       $60,658         7.36%
                                        -----------     =========                      ---------      ========
     NON-INTEREST EARNING ASSETS            145,388                                       69,714
                                        -----------                                    ---------
TOTAL ASSETS                             $2,357,743                                   $1,718,490
                                        ===========                                    =========
LIABILITIES AND STOCKHOLDERS'
EQUITY:
  INTEREST-BEARING LIABILITIES:
    NOW, SUPER NOW AND
       MONEY MARKET ACCOUNTS                $96,877        $1,557          3.19%         $49,840          $589         2.34%
    SAVINGS ACCOUNTS                        400,814         4,120          2.04          341,860         3,758         2.18
    CERTIFICATES OF DEPOSIT                 660,060        16,677          5.01          600,753        16,995         5.61
    BORROWED FUNDS <F3>                     884,918        24,864          5.57          472,598        14,230         5.97
                                        -----------     ---------                      ---------      --------
    TOTAL INTEREST-BEARING
      LIABILITIES                         2,042,669       $47,218          4.59%       1,465,051       $35,572         4.82%
                                        -----------     =========                      ---------      ========
  CHECKING ACCOUNTS                          71,141                                       39,428
  OTHER NON-INTEREST-BEARING
     LIABILITIES                             32,014                                       34,282
                                        -----------                                    ---------
  TOTAL LIABILITIES                       2,145,824                                    1,538,761
  STOCKHOLDERS' EQUITY                      211,919                                      179,728
                                        -----------                                    ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                $2,357,743                                   $1,718,489
                                        ===========                                    =========
NET INTEREST INCOME/ INTEREST RATE
   SPREAD<F4>                                             $32,043          2.58%                       $25,086         2.54%
                                                        =========                                     ========
NET INTEREST-EARNING ASSETS/NET
   INTEREST MARGIN <F5>                    $169,686                        2.90%        $183,725                       3.04%
                                        ===========                                    =========
RATIO OF INTEREST-EARNING ASSETS
   TO INTEREST-BEARING LIABILITIES                                       108.31%                                     112.54%

<F1>In computing the average balance of loans, non-accrual loans have been included.
<F2>Includes securities classified as "held to maturity" and "available for sale."
<F3>In calculating the average cost of borrowed funds for the six months ended
      December 31, 1998, a non-recurring prepayment penalty of $618,000 is included in interest expense. Excluding the effect of this prepayment penalty, the average cost of borrowings would have been 5.84% for the six months ended December 31, 1998.
<F4>Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
<F5>Net interest margin represents net interest income as a percentage of average interest-earning assets.

RATE/VOLUME ANALYSIS

                                                            SIX MONTHS ENDED
                                                            DECEMBER 31, 1999
                                                               COMPARED TO
                                                             SIX MONTHS ENDED
                                                            DECEMBER 31, 1998
                                                           INCREASE/ (DECREASE)
                                                                   DUE TO
                                                  VOLUME              RATE             TOTAL
                                               --------------      ------------     -------------
  Interest-earning assets:                        (DOLLARS IN THOUSANDS)
    Real Estate Loans                                $17,922           $(2,641)          $15,281
    Other loans                                           79               (22)               57
    Mortgage-backed securities                         1,648                 1             1,649
    Investment securities                                178               109               287
    Federal funds sold                                 1,221               108             1,329
                                               --------------      ------------     -------------
      Total                                          $21,048           $(2,445)          $18,603
                                               ==============      ============     =============
  Interest-bearing liabilities:
    NOW, Super Now and money market accounts            $655               $313             $968
    Savings accounts                                     626              (264)              362
    Certificates of deposit                            1,589            (1,907)             (318)
    Borrowed funds                                    12,001            (1,367)           10,634
                                               --------------      ------------     -------------
      Total                                           14,871            (3,225)           11,646
                                               --------------      ------------     -------------
Net change in net interest income                     $6,177              $780            $6,957
                                               ==============      ============     =============

   Net interest income for the six months ended December 31, 1999 increased $7.0 million to $32.1 million from $25.1 million during the six months ended December 31, 1998. The increase was attributable primarily to an increase of $563.6 million in average interest-earning assets, coupled with an increase of 4 basis points in average interest rate spread. Despite the increase in interest rate spread, the net interest margin declined 15 basis points from 3.04% for the six months ended December 31, 1998 to 2.90% for the six months ended December 31, 1999.

   The increase in interest rate spread resulted primarily from a 23 basis point reduction in the average cost of interest bearing liabilities, resulting primarily from reduced rates on certificates of deposit, due to the cessation of interest rate promotions on certificate accounts offered during the fiscal year ended June 30, 1998. In addition, the increase in interest rate spread reflects the shift in the overall percentage of interest earning assets from investment and mortgage-backed securities into real estate loans. Despite their recent declines in average yield, real estate loans still earn a higher average yield than either investment or mortgage-backed securities. The narrowing of the interest rate margin reflects the reduction from 112.54% to 108.31% in the ratio of interest earning assets to interest bearing liabilities, resulting from a reduced percentage of non-interest bearing liabilities and stockholders equity to total liabilities and stockholders equity. The narrowing interest rate margin also reflects, in part, our continued capital leverage strategy activities over the past twelve months, as the interest rate differential between assets and underlying liabilities under the capital leverage strategy are significantly less than the interest rate differential between our other interest-earning assets and interest-bearing liabilities.

   INTEREST INCOME. Interest income for the six months ended December 31, 1999, was $79.3 million, an increase of $18.6 million from $60.7 million during the six months ended December 31, 1998. The increase in interest income was primarily attributable to increased interest income on real estate loans of $15.3 million, short-term investments (commercial paper and federal funds sold) of $1.3 million, and mortgage-backed securities of $1.6 million. The increase in interest income on real estate loans was attributable primarily to an increase of $458.7 million in the average balance of real estate loans, resulting from both $512.4 million of real estate loans originated during the twelve-month period ended December 31, 1999, and $192.3 million of real estate loans acquired in connection with the FIBC acquisition. The FIBC acquisition was completed on January 21, 1999. The increase in interest income on short-term securities (comprised of federal funds sold and commercial paper investments) was also attributable primarily to an increase in the average balance of $47.4 million resulting securities purchased during the six months ended December 31, 1999, in order to maintain added liquidity related to concerns over the Year 2000. The average yield on short-term investments increased 42 basis points due to recent general increases in short-term interest rates. The increase in income on mortgage-backed securities resulted from an increase in average balance of $51.8 million in mortgage-backed securities, resulting from the purchase of $145.5 million of mortgage-backed securities during the period January 1, 1999 to December 31, 1999,virtually all of which were purchased under our capital leverage strategy. Overall, the yield on interest-earning assets decreased 19 basis points from 7.36% during the six months ended December 31, 1998 to 7.17% during the six months ended December 31, 1999. The decline was attributable primarily to a decrease of 42 basis points in the average yield on real estate loans resulting primarily from continued competition in the real estate lending market and the continued flat yield curve environment during much of the past twelve months. While overall interest rates recently have increased, their effect upon the overall yield on real estate loans was minimal during the six months ended December 31, 1999, since real estate loans, on average, have a longer term to repricing than our other interest-earning assets. The effects of these increases in rates will be recognized in upcoming quarters. The increase in interest rates was reflected in the average yield of investment securities and short-term investments, whose average yield increased by 6 basis points and 42 basis points, respectively.

   INTEREST EXPENSE. Interest expense increased $11.6 million, to $47.2 million during the six months ended December 31, 1999, from $35.6 million during the six months ended December 31, 1998. This increase resulted primarily from increased interest expense of $10.6 million on borrowed funds, which resulted from an increase in the average balance of $412.3 million during the six months ended December 31, 1999 compared to the six months ended December 31, 1998. The increase in the average balance of borrowed funds resulted from $66.1 million of borrowed funds added during the twelve-month period ended December 31, 1999, under the capital leverage strategy, and growth of $307.5 million in FHLBNY advances during the period January 1, 1999 to December 31, 1999. The FHLBNY advances are generally medium-term interest-bearing liabilities, which are utilized to fund loan originations and replace deposit outflows. The average cost of interest-bearing liabilities decreased 23 basis points to 4.59% during the six months ended December 31, 1999, from 4.82% during the six months ended December 31, 1998, reflecting the decline in the average cost of certificates of deposit and borrowed funds of 60 basis points and 40 basis points, respectively. The decline in the average cost of borrowed funds resulted from a non-recurring charge of $618,000 recorded in borrowing expense during the quarter ended December 31, 1998 related to prepayment of certain borrowings. Excluding this charge, the average cost of borrowings would have decreased by 14 basis points from the six months ended December 31, 1998, due to declines in general interest rates during the period January 1, 1999 to March 31, 1999. The reduction in the average cost of certificates of deposit resulted from the cessation of deposit rate promotions that we maintained from July 1997 to June 1998. While the decline in the average cost of certificates of deposits and borrowed funds helped reduce the average cost of interest-bearing liabilities during the six months ended December 31, 1999, their respective average balance increases of $59.3 million and $412.3 million offset, in part, that decrease.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $120,000 during both the six months ended December 31, 1999 and 1998, reflecting the continued stability of non-performing loans and charge-offs. The allowance for loan losses declined $392,000 during the six months ended December 31, 1999, as net charge-offs of $512,000 exceeded the provision of $60,000 during the period. Of the total net charge-offs during the six months ended December 31, 1999, $454,000 related to a loan pool participation investment acquired from FIBC. Upon consummating the FIBC acquisition, the Company provided reserves within our overall loan loss allowance to cover this potential loss on the loan pool investment. After attempting to recover this portion of the total investment, we recently determined that it would not be collectible and should be charged-off. No additional significant delinquencies related to the loan pool investment were noted prior to the consummation of the FIBC acquisition, nor have any additional potential losses been noted on this investment since we assumed its ownership.


   NON-INTEREST INCOME. Non-interest income increased $1.2 million to $4.9 million during the six months ended December 31, 1999, from $3.7 million during the six months ended December 31, 1998. Service charges and fees increased $1.2 million due primarily to increased service fees and charges on deposits of $675,000, resulting primarily from adjustments in our deposit fees and service charges and the addition of the five branches acquired from FIBC. Other income increased $1.0 million due to an increase in prepayment penalty income of $191,000 related to high prepayment activity during the September, 1999 quarter, and increased income from FHLBNY capital stock of $666,000, due to an increase in the balance of FHLBNY capital stock from $21.8 million at December 31, 1998 to $41.5 million at December 31, 1999. The increase in the average balance of FHLBNY capital stock resulted from our increased borrowings with the FHLBNY during this period.

   Offsetting these increases was a decline in the net gain or loss on sales of investment and mortgage-backed securities, which resulted in a net loss of $14,000 during the six months ended December 31, 1999, compared to a net gain of $754,000 during the six months ended December 31, 1998. The sales transactions related to securities during the six months ended December 31, 1998, which resulted in a gain, related to disposals of equity investments which we felt were at attractive sales values. The sales transactions involving securities during the six months ended December 31, 1999, which resulted in a loss, were made in order to generate additional liquidity related to possible increased deposit outflows resulting from consumer concerns over the Year 2000. See "Liquidity and Capital Resources." The significant loss on the sale of securities during the six months ended December 31, 1999, was offset by a gain on the sale of deposits formerly housed at our Gates Avenue, Brooklyn branch.

   NON-INTEREST EXPENSE. Non-interest expense increased $4.1 million, from $13.8 million during the six months ended December 31, 1998, to $17.9 million during the six months ended December 31, 1999. The increase in non-interest expense reflects increases of $1.2 million related to salaries and benefits expense, $661,000 related to occupancy and equipment expense, $219,000 related to data processing costs, $1.1 million related to goodwill amortization, and $1.0 million related to other expenses.

   A significant portion of the increase in salaries and benefits and occupancy and equipment expenses resulted from the addition of new employees, property and equipment in the FIBC acquisition. The remaining salary and benefit expense increase reflects base salary and staff increases over the past twelve months. The remaining increase in occupancy and equipment expense reflects non-recurring real estate tax refunds of $144,000 on branch properties which were recorded as a reduction of occupancy and equipment expense during the quarter ended September 30, 1998.

   Increased data processing costs of $661,000 resulted from additional systems activity related to growth in both loan activity due to originations over the past twelve months and deposit activity related to the acquisition of the five branches from FIBC.

   The increase in goodwill expense of $1.1 million resulted from additional goodwill of $44.2 million due to the FIBC acquisition. The increase in other expenses resulted primarily from $412,000 in core deposit premium amortization added in the FIBC acquisition, increased supplies, postage and telephone expenses associated with operations of the branches acquired from FIBC, and increased advertising expenses associated with recent customer promotions.

   INCOME TAX EXPENSE. Income tax expense increased $1.7 million, or 28%, during the six months ended December 31, 1999 compared to the six months ended December 31, 1998, due primarily to the increase of $4.0 million, or 27%, in pre-tax income during the same period. Our effective tax rate remained relatively constant during this period, as a non-recurring income tax recovery of $350,000 recorded during the six months ended December 31, 1998, was offset by additional tax benefits realized during the six months ended December 31, 1999, associated with activities of subsidiary companies.

THE YEAR 2000 COMPUTER ISSUE

   Over the past several quarters, we had reported, on a regular basis, concerns related to the "Year 2000 Computer Issue," which centered upon the inability of computer systems to recognize the change into the year 2000. We did not experience any significant interruptions in any computer operations related to the Year 2000 Computer Concern. Our loan and deposit functions were not effected by the change into the year 2000. We estimate that total costs related to the Year 2000 Computer Concern, from inception to date, did not exceed $100,000, and we do not anticipate any additional costs to be incurred related to this matter. Additionally, we did not encounter any significant delays in loan payments from our borrowers due to difficulties they may have encountered as a result of Year 2000 Computer Concern.

IMPACT OF ENACTMENT OF THE GRAMM-LEACH-BLILEY ACT

   On November 12, 1999, President Clinton signed the Gramm-Leach Bliley Act, which among other things, establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Generally, the new law (i) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by subsidiaries of national banks and state banks, (iv) provides an enhanced framework for protecting the privacy of information gathered by financial institutions regarding their customers and consumers, (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System, (vi) requires public disclosure of certain agreements relating to funds expended in connection with an institution's compliance with the Community Retirement Act, (vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities and insurance activities.

   The Act also restricts the powers of new unitary savings and loan association holding companies. Unitary savings and loan holding companies that are "grandfathered," I.E., unitary savings and loan holding companies in existence or with applications filed with the OTS on or before May 4, 1999, such as the Company, retain their authority under the prior law. All other unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under the Act. The Act also prohibits non-financial companies from acquiring grandfathered unitary savings and loan association holding companies.

   The Act also requires financial institutions to disclose, on ATM machines, any non-customer fees and to disclose to their customers upon the issuance of an ATM card any fees that may be imposed by the institutions on ATM users. For older ATMs, financial institutions will have until December 31, 2004 to provide such notices.

   Bank holding companies are permitted to engage in a wider variety of financial activities than permitted under the prior law, particularly with respect to insurance and securities activities. In addition, in a change from the prior law, bank holding companies are in a position to be owned, controlled or acquired by any company engaged in financially related activities.

   The OTS has recently proposed regulations implementing the privacy protection provisions of the Act. The proposed regulations would require each financial institution to adopt procedures to protect customers' and consumers' "nonpublic personal information" by November 13, 2000. We would be required to disclose our privacy policy, including identifying with whom we share "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, we would be required to provide our customers with the ability to "opt-out" of having us share their personal information with unaffiliated third parties. We currently have a privacy protection policy in place and intend to review and amend that policy, if necessary, for compliance with the regulations when they are adopted in final form.

   The Act also provides for the ability of each state to enact legislation that is more protective of consumers' personal information. Currently, there are a number of privacy bills pending in the New York Assembly. No action has been taken on any of these bills, and we cannot predict what impact, if any, these bills would have.

   We do not believe that the new law will have a material adverse affect upon our operations in the near term. However, to the extent the new law permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

ITEM 3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE ABOUT MARKET
RISK

Quantitative and qualitative disclosure about market risk is presented at June 30, 1999 in Exhibit 13.1 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 1999. There have been no material changes in our market risk at December 31, 1999 compared to June 30, 1999. The following is an update of the discussion provided therein:

   GENERAL. Our largest component of market risk continues to be interest rate risk. Virtually all of this risk continues to reside at the Bank level. The Bank still is not subject to foreign currency exchange or commodity price risk. At December 31, 1999, we owned no trading assets, nor did we utilize hedging transactions such as interest rate swaps and caps.

   ASSETS, DEPOSIT LIABILITIES AND WHOLESALE FUNDS. There has been no material change in the composition of assets, deposit liabilities or wholesale funds from June 30, 1999 to December
31, 1999.

   GAP ANALYSIS. The one-year and five-year cumulative interest sensitivity gap as a percentage of total assets still fall within 2% of their levels at June 30, 1999 utilizing the same assumptions as at June 30, 1999.

   INTEREST RATE RISK COMPLIANCE.   We  continue  to monitor the
impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at June 30, 1999.
There have been no changes in our board approved limits of acceptable variance in net interest income and net portfolio value at December 31, 1999 compared to June 30, 1999, and the projected changes continue to fall within the board approved limits at all levels of potential interest rate volatility.


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

     None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (l) Our Annual Meeting of Shareholders was held on November
        10, 1999.

     (m) Not applicable.

     (c) The following is a summary of the matters voted upon at the meeting and the votes obtained:

                                                       VOTES                          VOTES          BROKER
DESCRIPTION                         VOTES FOR         AGAINST     ABSTENTIONS        WITHHELD       NON-VOTES

1)  Election of the following
individuals as Director for a
term of six years:
     Vincent F. Palagiano           9,416,006             -0-             -0-         247,717             -0-
     George L. Clark, Jr.           9,333,845             -0-             -0-         329,878             -0-
     Steven D. Cohn                 9,332,945             -0-             -0-         330,778             -0-
     John J. Flynn                  9,416,606             -0-             -0-         247,117             -0-

2)   Approval   of  the  Dime
Community  Bancshares,   Inc.
Annual Incentive Plan               8,912,663         705,241          45,819             -0-             -0-

3)    Ratification   of   the
appointment   of  Deloitte  &
Touche   LLP   to   act    as
independent  auditors for the
Company for the  fiscal  year
ended June 30, 2000                 9,610,724          41,289          11,710             -0-             -0-


     (d) Not applicable.

ITEM 5.     OTHER INFORMATION

     None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (n) EXHIBITS
           Exhibit  11.  Statement Re:  Computation of Per Share
Earnings
           Exhibit 27. Financial  Data  Schedule  (included only
                           with EDGAR filing).

     (B)   REPORTS ON FORM 8-K

                      None.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Dime Community Bancshares, Inc.


Dated:   February 11, 2000          By:   /s/ VINCENT F. PALAGIANO
                                         -------------------------------
                                          Vincent F. Palagiano
                                          Chairman  of the Board and
                                            Chief Executive Officer






Dated:   February 11, 2000            By: /s/   KENNETH J. MAHON
                                         -------------------------------
                                         Kenneth J. Mahon
                                         Executive  Vice  President and
                                           Chief Financial Officer