Form 10-Q
period 2000-03-31
DIME COMMUNITY BANCSHARES INC
filed 2000-05-12
CIK 1005409

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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
(1)  YES  X    NO ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASSES OF COMMON STOCK     NUMBER OF SHARES OUTSTANDING, APRIL 30, 2000

           $.01 Par Value                        11,984,674

                                                                          PAGE
Item 1.     Financial Statements
            Consolidated  Statements of Condition at March 31, 2000
              (Unaudited) and June 30, 1999                                  3
            Consolidated Statements of Operations for the Three Months
               and Nine Months Ended March 31, 2000 and 1999 (Unaudited)     4
            Consolidated Statements of Changes in Stockholders' Equity
               for the Nine Months Ended March 31, 2000 (Unaudited)          5
            Consolidated Statements of Cash Flows for the Nine Months
               Ended March 31, 2000 and 1999 (Unaudited)                     6
            Notes to Consolidated Financial Statements (Unaudited)         7-8
Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                  8-24
Item 3      Quantitative and Qualitative Disclosure About Market Risk       24

                                  PART II - OTHER INFORMATION
Item 1.     Legal Proceedings                                               25
Item 2.     Changes in Securities and Use of Proceeds                       25
Item 3.     Defaults Upon Senior Securities                                 25
Item 4.     Submission of Matters to a Vote of Security Holders             25
Item 5.     Other Information                                               25
Item 6.     Exhibits and Reports on Form 8-K                                25
            Signatures                                                      26
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

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                         AT MARCH 31,
                                                                                             2000                     AT JUNE 30,
                                                                                          (UNAUDITED)                    1999
                                                                                       -------------------          ---------------
ASSETS:
Cash and due from banks                                                                           $14,786                  $17,801
Investment securities held to maturity (estimated market value of $21,540
   and $31,768 at March 31, 2000 and June 30, 1999, respectively)                                  21,692                   31,698
Investment securities available for sale:
    Bonds and notes (amortized cost of $112,114 and $133,523 at March 31,
       2000 and June 30, 1999, respectively)                                                      108,078                  131,490
    Marketable equity securities (historical cost of $14,922 and $14,162 at
         March 31, 2000 and June 30, 1999, respectively)                                           15,224                   15,142
Mortgage backed securities held to maturity (estimated market value of
   $14,527 and $23,192 at March 31, 2000 and June 30, 1999, respectively)                          14,591                   22,820
Mortgage backed securities available for sale (amortized cost of $459,668
   and $507,486 at March 31, 2000 and June 30, 1999, respectively)                                449,051                  502,847
Federal funds sold                                                                                 39,226                   11,011
Loans:
   Real estate                                                                                  1,640,047                1,375,510
   Other loans                                                                                      7,495                    7,831
   Less: Allowance for loan losses                                                                (14,725)                 (15,081)
                                                                                       -------------------          ---------------
   Total loans, net                                                                             1,632,817                1,368,260
                                                                                       -------------------          ---------------
Premises and fixed assets, net of accumulated depreciation                                         14,778                   14,975
Federal Home Loan Bank of New York Capital Stock                                                   41,476                   28,281
Other real estate owned, net                                                                        1,069                      866
Goodwill                                                                                           61,408                   64,871
Other assets                                                                                       44,229                   37,553
                                                                                       -------------------          ---------------
TOTAL ASSETS                                                                                   $2,458,425               $2,247,615
                                                                                       ===================          ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Due to depositors                                                                              $1,223,790               $1,247,061
Escrow and other deposits                                                                          31,503                   36,577
Securities sold under agreements to repurchase                                                    435,667                  481,660
Federal Home Loan Bank of New York advances                                                       525,000                  250,000
Other liabilities                                                                                  32,882                   20,622
                                                                                       -------------------          ---------------
TOTAL LIABILITIES                                                                               2,248,842                2,035,920
                                                                                       -------------------          ---------------
STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par, 9,000,000 shares authorized,
   none outstanding at March 31, 2000 and June 30, 1999)                                               -                        -
Common stock ($0.01 par, 45,000,000 shares authorized, 14,583,765 shares and
   14,583,400 shares issued at March 31, 2000 and June 30, 1999, respectively, and 12,172,953 shares and 12,775,588 shares outstanding at
   March 31, 2000 and June 30, 1999, respectively)                                                    145                      145
ADDITIONAL PAID-IN CAPITAL                                                                        149,836                  148,865
RETAINED EARNINGS (SUBSTANTIALLY RESTRICTED)                                                      130,039                  119,100
ACCUMULATED OTHER COMPREHENSIVE LOSS                                                               (7,741)                  (3,323)
UNALLOCATED COMMON STOCK OF EMPLOYEE STOCK OWNERSHIP PLAN                                          (7,144)                  (8,016)
UNEARNED COMMON STOCK OF RECOGNITION AND RETENTION PLAN                                            (4,806)                  (6,040)
COMMON STOCK HELD BY BENEFIT MAINTENANCE PLAN                                                      (1,790)                    (831)
TREASURY STOCK, AT COST (2,410,812 SHARES AND 1,807,812 SHARES AT MARCH 31,
   2000 AND JUNE 30, 1999, RESPECTIVELY)                                                          (48,956)                 (38,205)
                                                                                       -------------------          ---------------
TOTAL STOCKHOLDERS' EQUITY                                                                        209,583                  211,695
                                                                                       -------------------          ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $2,458,425               $2,247,615
                                                                                       ===================          ===============

See notes to consolidated financial statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED) (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                   FOR THE THREE MONTHS                   FOR THE NINE MONTHS
                                                                       ENDED MARCH 31,                       ENDED MARCH 31,
                                                               ----------------------------         ---------------------------
                                                                  2000               1999            2000                1999
                                                               --------            --------         --------         ----------
INTEREST INCOME:
Loans secured by real estate                                   $30,489              $24,764         $86,585            $65,579
OTHER LOANS                                                        158                  156             468                409
INVESTMENT SECURITIES                                            2,231                2,870           7,375              7,727
MORTGAGE-BACKED SECURITIES                                       7,569                7,621          23,278             21,681
FEDERAL FUNDS SOLD                                                 782                  406           2,784              1,079
                                                               --------            --------         --------           --------
   TOTAL INTEREST INCOME                                        41,229               35,817         120,490             96,475
                                                               --------            --------         --------           --------
INTEREST EXPENSE:
Deposits and escrow                                             11,194               11,393          33,548             32,735
Borrowed funds                                                  13,985                8,935          38,849             23,165
                                                               --------            --------         --------           --------
   TOTAL INTEREST EXPENSE                                       25,179               20,328          72,397             55,900
      NET INTEREST INCOME                                       16,050               15,489          48,093             40,575
PROVISION FOR LOAN LOSSES                                           60                   60             180                180
                                                               --------            --------         --------           --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             15,990               15,429          47,913             40,395
                                                               --------            --------         --------           --------
NON-INTEREST INCOME:
Service charges and other fees                                     939                  719           3,040              1,880
Net gain (loss) on sales and redemptions of
   securities and  other assets                                    (40)                  45             (54)               799
Net gain (loss) on sales of loans                                   (2)                  35             (10)                62
Other                                                            1,241                1,107           4,008              2,826
                                                               --------            --------         --------           --------
   TOTAL NON-INTEREST INCOME                                     2,138                1,906           6,984              5,567
                                                               --------            --------         --------           --------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                   3,601                3,281          10,557              9,079
ESOP and RRP compensation expense                                  936                1,108           3,125              3,398
Occupancy and equipment                                            941                  847           2,823              2,069
Federal deposit insurance premiums                                  65                  113             297                287
Data processing costs                                              424                  334           1,264                955
Goodwill amortization                                            1,154                1,021           3,462              2,224
Core deposit intangible amortization                               206                  158             618                158
Other                                                            1,484                1,310           4,560              3,768
                                                               --------            --------         --------           --------
   TOTAL NON-INTEREST EXPENSE                                    8,811                8,172          26,706             21,938
                                                               --------            --------         --------           --------
INCOME BEFORE INCOME TAXES                                       9,317                9,163          28,191             24,024
INCOME TAX EXPENSE                                               3,555                3,614          11,453              9,807
                                                               --------            --------         --------           --------
        NET INCOME                                              $5,762               $5,549         $16,738            $14,217
                                                               ========            ========         ========           ========
EARNINGS PER SHARE:
   BASIC                                                         $0.51               $0.49            $1.46              $1.33
                                                               ========            ========         ========           ========
   DILUTED                                                       $0.49               $0.45            $1.40              $1.23
                                                               ========            ========         ========           ========
STATEMENTS OF COMPREHENSIVE INCOME:
   Net Income                                                   $5,762              $5,549          $16,738            $14,217
   Change in unrealized loss on securities available
      for sale, net of deferred taxes                           (1,998)               (242)          (4,418)            (1,492)
   Reclassification adjustment for securities sold,
      net                                                           32                  -              (706)              (278)
                                                               --------            --------         --------           --------
Total comprehensive income                                      $3,796              $5,307          $11,614            $12,447
                                                               ========            ========         ========           ========

See notes to consolidated financial statements
                                       -5-
DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (IN THOUSANDS)

                                                                            FOR THE NINE
                                                                            MONTHS ENDED
                                                                           MARCH 31, 2000
                                                                 ---------------------------
COMMON STOCK (PAR VALUE $0.01):
Balance at beginning of period                                                         $145
                                                                 ---------------------------
Balance at end of period                                                                145
                                                                 ---------------------------
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period                                                      148,865
Tax benefit of RRP shares                                                               164
Amortization of excess fair value over cost - ESOP stock                                807
                                                                 ---------------------------
Balance at end of period                                                            149,836
                                                                 ---------------------------
RETAINED EARNINGS:
Balance at beginning of period                                                      119,100
Net income for the period                                                            16,738
Cash dividends declared and paid                                                     (5,799)
                                                                 ---------------------------
Balance at end of period                                                            130,039
                                                                 ---------------------------
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET:
Balance at beginning of period                                                       (3,323)
Change in unrealized loss on securities available for sale
   during the period, net of deferred taxes                                          (4,418)
                                                                 ---------------------------
Balance at end of period                                                             (7,741)
                                                                 ---------------------------
EMPLOYEE STOCK OWNERSHIP PLAN:
Balance at beginning of period                                                       (8,016)
Amortization of earned portion of ESOP stock                                            872
                                                                 ---------------------------
Balance at end of period                                                             (7,144)
                                                                 ---------------------------
RECOGNITION AND RETENTION PLAN:
Balance at beginning of period                                                       (6,040)
Common stock acquired by RRP                                                           (212)
Amortization of earned portion of RRP stock                                           1,446
                                                                 ---------------------------
Balance at end of period                                                             (4,806)
                                                                 ---------------------------
BENEFIT MAINTENANCE PLAN:
Balance at beginning of period                                                         (831)
Common stock acquired by BMP                                                           (959)
                                                                 ---------------------------
Balance at end of period                                                             (1,790)
                                                                 ---------------------------
TREASURY STOCK:
Balance at beginning of period                                                      (38,205)
Purchase of 603,000 shares, at cost                                                 (10,751)
                                                                 ---------------------------
Balance at end of period                                                            (48,956)
                                                                 ---------------------------

See notes to consolidated financial statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                    FOR THE NINE MONTHS
                                                                                                       ENDED MARCH 31,
                                                                                                    2000                   1999
                                                                                         --------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                     (In THOUSANDS)
Net Income                                                                                           $16,738               $14,217
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net loss (gain) on investment and mortgage backed securities sold and called                           1,314                  (658)
Net loss on sale of other assets                                                                         (37)                   -
Net loss (gain) on sale of loans held for sale                                                            10                   (62)
Net depreciation and amortization                                                                        841                   832
ESOP and RRP compensation expense                                                                      3,125                 3,398
Provision for loan losses                                                                                180                   180
Goodwill and core deposit intangible amortization                                                      3,462                 2,382
Increase in loans held for sale                                                                           -                    (39)
Increase in other assets and other real estate owned                                                  (2,625)               (4,851)
Decrease in receivable for securities sold                                                                -                 18,008
Increase in payable for securities purchased                                                              -                  8,984
Increase in accrued postretirment benefit obligation and other liabilities                            12,260                 3,352
                                                                                         --------------------  --------------------
Net cash provided by operating activities                                                             35,268                45,743
                                                                                         --------------------  --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in Federal funds sold                                                        (28,215)               30,902
Proceeds from  maturities of investment securities held to maturity                                       45                 4,790
Proceeds from  maturities of investment securities available for sale                                130,422                24,479
Proceeds from calls of investment securities held to maturity                                         10,000                35,160
Proceeds from calls of investment securities available for sale                                        2,400                14,018
Proceeds from sales of investment securities available for sale                                       21,772                 9,873
Proceeds from sales of mortgage backed securities held to maturity                                     1,955                    -
Proceeds from sales of mortgage backed securities available for sale                                  35,816                    -
Purchases of investment securities available for sale                                               (133,811)              (87,870)
Purchases of mortgage backed securities available for sale                                           (44,455)             (228,257)
Principal collected on mortgage backed securities held to maturity                                     6,271                19,687
Principal collected on mortgage backed securities available for sale                                  54,955               110,438
Net increase in loans                                                                               (264,737)             (187,596)
Cash disbursed in acquisition, net of cash acquired                                                       -                (32,157)
Purchases of fixed assets                                                                               (611)                 (803)
Purchase of Federal Home Loan Bank stock                                                             (13,195)              (14,211)
                                                                                         --------------------  --------------------
Net cash used in investing activities                                                               (221,388)             (301,547)
                                                                                          -------------------   -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in due to depositors                                                                    (23,271)              (17,003)
Net (decrease) increase in escrow and other deposits                                                  (5,074)                8,501
Proceeds from Federal Home Loan Bank of New York Advances                                            275,000               156,495
Increase (decrease) in securities sold under agreements to repurchase                                (45,993)              128,575
Cash dividends paid                                                                                   (5,799)               (4,110)
Exercise of stock options and tax benefits of stock options and RRP                                      164                   906
Purchase of common stock by Benefit Maintenance Plan and RRP                                          (1,171)               (1,399)
Purchase of treasury stock                                                                           (10,751)              (16,850)
                                                                                          -------------------      ----------------
Net cash provided by financing activities                                                            183,105               255,115
                                                                                          -------------------      ----------------
DECREASE IN CASH AND DUE FROM BANKS                                                                   (3,015)                 (689)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                                          17,801                16,266
                                                                                          -------------------      ----------------
CASH AND DUE FROM BANKS, END OF PERIOD                                                               $14,786               $15,577
                                                                                          ===================      ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes                                                                           $12,654               $10,469
                                                                                          ===================      ================
Cash paid for interest                                                                                70,708                54,172
                                                                                          ===================      ================
Transfer of loans to Other real estate owned                                                             429                    48
                                                                                          ===================      ================
Change in unrealized loss on available for sale securities, net of deferred taxes                     (4,418)               (1,492)
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

   The Bank has been, and intends to continue to be, a community-oriented financial institution providing financial services and loans for housing within its market areas. We maintain our headquarters in the Williamsburgh section of the borough of Brooklyn. As of March 31, 2000, the Bank has seventeen additional offices located in the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2000, the results of operations for the three-month and nine-month periods ended March 31, 2000 and 1999, cash flows for the nine months ended March 31, 2000 and 1999, and changes in stockholders' equity for the nine months ended March 31, 2000. The results of operations for the three-month and nine-month periods ended March 31, 2000, are not necessarily indicative of the results of operations for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (referred to as U.S. GAAP) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

   The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas in the accompanying financial statements where estimates are significant include the allowance for loans losses and the carrying value of other real estate.

   These consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended June 30, 1999 and notes thereto.


3.   TREASURY STOCK

   During the nine months ended March 31, 2000, we repurchased 603,000 shares of our common stock into treasury. The average price of the treasury shares acquired was $17.83 per share, and all shares have been recorded at the acquisition cost.

4.   RECENT EVENTS

   On April 12, 2000 we completed an offering of subordinated notes in the aggregate amount of $25.0 million. The notes have a fixed rate of interest of 9.25% per annum. We intend to use the net proceeds from the sale of the notes for general corporate purposes, including the payment of dividends on our common stock, payment of interest on the notes and repurchase of our common stock. The notes issued in the offering were sold in a private transaction pursuant to an applicable exemption from registration under the Securities Act
of 1933, as amended (referred to as the "Securities Act"), and have not been registered under the Securities Act. The notes may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

   Dime Community Bancshares, Inc. is a Delaware corporation and parent corporation of The Dime Savings Bank of Williamsburgh (referred to as DSBW or the Bank), a federally chartered stock savings bank. We were organized in December, 1995 at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank issued in the conversion of the Bank from a federal mutual savings bank to a federal stock savings bank.

SELECTED FINANCIAL HIGHLIGHTS AND OTHER DATA
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                           FOR THE THREE MONTHS                        FOR THE NINE MONTHS
                                                               ENDED MARCH 31,                            ENDED MARCH 31,
                                                         2000                 1999                  2000                 1999
                                                      ---------            ---------              ---------            ---------
PERFORMANCE AND OTHER SELECTED RATIOS:
Return on Average Assets                                   0.95%                1.05%                  0.94%                1.03%
Return on Average Stockholders' Equity                    10.98                11.03                  10.57                10.24
Core Return on Average Stockholders' Equity <F1>          10.26                 9.96                  10.05                 8.70
Stockholders Equity to Total Assets                        8.53                 9.61                   8.53                 9.61
Tangible Equity to Total Tangible Assets                   6.33                 6.63                   6.33                 6.63
Loans/Deposits                                           134.63               106.17                 134.63               106.17
Loans/Earning Assets                                      70.50                62.54                  70.50                62.54
Average Interest Rate Spread  <F2>                         2.42                 2.67                     2.52%              2.61
Net Interest Margin  <F2>                                  2.81                 3.11                   2.87                 3.07
Average Interest Earning Assets to average interest      108.22               109.19                 108.28               111.17
bearing liabilities
Non-interest Expense to Average Assets <F3>                1.22                 1.32                   1.27                 1.41
Efficiency Ratio <F3>                                     40.87                40.39                  41.03                43.19
Effective Tax Rate <F4>                                   38.16                39.44                  40.63                40.82
Average Tangible Equity                                $150,727             $144,352               $148,816             $148,866
PER SHARE DATA:
Reported EPS (Diluted)                                     0.49                 0.45                   1.40                 1.23
Core EPS  (Diluted) <F1>                                   0.46                 0.41                   1.33                 1.14
Cash dividends per share                                   0.17                 0.14                   0.49                 0.36
Stated Book Value                                         17.22                16.63                  17.22                16.63
Tangible Book Value                                       12.48                11.10                  12.48                11.10
CASH EARNINGS DATA:
Cash Earnings <F5>                                        8,058                7,836                 23,944               19,997
Cash EPS (Diluted) <F5>                                    0.69                 0.64                   2.00                 1.72
Core Cash EPS  (Diluted) <F1> <F5>                         0.66                 0.60                   1.93                 1.64
Cash Return on Average Assets <F5>                         1.32%                1.48%                  1.34%                1.44%
Cash Return on Average Stockholders' Equity <F5>          15.36                15.58                  15.11                14.40
Core Cash Return on Average Stockholders'
   Equity <F1> <F5>                                       14.64                14.50                  14.60                13.68
Cash Non-interest Expense to Average Assets <F6>           1.07                 1.11                   1.09                 1.20
Cash Efficiency Ratio <F6>                                35.73                33.99                  35.37                35.68
ASSET QUALITY SUMMARY:
Net charge-offs                                             $24                  $17                   $536                 $166
Nonperforming Loans                                       2,569                4,738                  2,569                4,738
(TABLE CONTINUED ON NEXT PAGE)

                                                           FOR THE THREE MONTHS                        FOR THE NINE MONTHS
                                                               ENDED MARCH 31,                            ENDED MARCH 31,
                                                         2000                 1999                  2000                 1999
                                                      ---------            ---------              ---------            ---------
Other real estate owned                                   1,069                  708                  1,069                  708
Nonperforming Assets/Total Assets                          0.15%                0.24%                  0.15%                0.24%
Allowance for Loan Loss/Total Loans                        0.89                 1.13                   0.89                 1.13
Allowance for Loan Loss/Nonperforming Loans              573.18               317.79                 573.18               317.79
REGULATORY CAPITAL RATIOS: (BANK ONLY)
Tangible capital                                           5.50%                5.73%                  5.50%                5.73%
Core capital                                               5.50                 5.73                   5.50                 5.73
Risk-based capital                                        10.71                10.31                  10.71                10.31

<F1> Amounts exclude gains and losses on sales of assets, and other significant non-
   recurring income or expense items.

<F2> Interest expense for the nine months ended March 31, 1999 include $618,000 of prepayment penalties on borrowings. Excluding these penalties, the net interest rate spread and net interest margin would have been 2.66% and 3.12%, respectively for the nine months ended March 31, 1999.

<F3> In calculating these ratios, amortization expense related to goodwill and core deposit intangibles are excluded from non-interest expense. The actual efficiency ratio and ratio of non-interest expense to average assets were 48.33% and 1.45%, respectively, for the three months ended Mach 31, 2000, 47.20% and 1.55%, respectively, for the three months ended March 31, 1999, 48.43% and 1.49%, respectively, for the nine months ended March 31, 2000, and 48.45% and 1.58%, respectively, for the nine months ended March 31, 1999.

<F4> Excluding  non-recurring  income tax benefits of $277,000 and $320,000 during the three months ended March 31, 2000 and 1999, respectively, the effective tax rate was 41.13% and 42.93%, respectively, during the three
   months ended March 31, 2000 and 1999.   Excluding non-recurring income tax
   benefits of $277,000 and $670,000 during the nine months ended March 31, 2000 and 1999, respectively, the effective tax rate was 41.61% and 43.61%, respectively during the nine months ended March 31, 2000 and 1999, respectively.

<F5> Amounts exclude non-cash expenses related to goodwill and core deposit intangible amortization and compensation expense related to stock benefit plans.

<F6> Cash earnings represents earnings before expenses for goodwill and core deposit intangibles amortization and compensation expense related to our stock benefit plans.

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

   Our primary investing activities are the origination of multi-family and single-family mortgage loans, and the purchase of mortgage-backed and other securities. During the nine months ended March 31, 2000, our loan originations totaled $397.2 million compared to $358.7 million for the nine months ended March 31, 1999. Purchases of mortgage-backed and other securities totaled $178.3 million for the nine months ended March 31, 2000 compared to $316.1 million for the nine months ended March 31, 1999. The decline in security purchases resulted from a reduction in securities acquired in conjunction with the Bank's capital leverage strategy during the nine months ended March 31, 2000, which can be attributed to a reduction in the potential interest rate spread to be earned on capital leverage transactions during this period resulting from increased interest rates on borrowed funds. Securities that were purchased during the nine months ended March 31, 2000 were primarily of shorter duration in response to efforts to manage our overall interest rate risk. Funding for loan originations and security purchases was obtained primarily from principal repayments on loans and mortgage-backed securities, maturities of investment securities, and borrowings by means of repurchase agreements and Federal Home Loan Bank of New York (referred to as the FHLBNY) advances. Principal repayments on real estate loans and mortgage-backed securities totaled $193.5 million during the nine months ended March 31, 2000, considerably lower than the $298.6 million of principal repayments received during the nine months ended March 31, 1999. This reduction resulted from recent interest rate increases which have significantly slowed principal repayments on both real estate loans and mortgage-backed securities. Maturities and calls of investment securities totaled $142.9 million during the nine months ended March 31, 2000 and $78.4 million during the nine months ended March 31, 1999. The increased purchase of short-term investments during the nine months ended March 31, 2000 resulted in an overall increase in securities maturities compared to the prior year. Loan and security sales, which totaled $61.0 million during the nine months ended March 31, 2000 and $15.9 million during the nine months ended March 31, 1999, provided some additional cash flows. During the nine months ended March 31, 2000, we received proceeds of $21.7 million on the sales of investment securities and $37.8 million on the sales of mortgage-backed securities. The majority of these sales occurred during the quarter ended December 31, 1999, and were utilized primarily to generate additional liquidity due to concerns surrounding the Year 2000.

   Deposits decreased $23.3 million during the nine months ended March 31, 2000, compared to an increase of $214.8 million during the nine months ended March 31, 1999. The decrease in deposits during the nine months ended March 31, 2000, primarily reflects the sale of $18.0 million of deposits formerly housed at our Gates Avenue, Brooklyn branch in November, 1999. The deposit decline during the nine months ended March 31, 2000 also reflects runoff of maturing higher cost certificates of deposits gathered during deposit rate promotions which occurred and ended during the fiscal year ended June 30, 1998. The increase in deposits during the nine months ended March 31, 1999, reflected the addition of $231.8 million in deposits from our acquisition of Financial Bancorp, Inc., and its wholly-owned subsidiary, Financial Federal Savings Bank (referred to as the FIBC acquisition). Deposit flows are affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Certificates of deposit which are scheduled to mature in one year or less from March 31, 2000 totaled $429.4 million. Net borrowings increased $229.0 million during the nine months ended March 31, 2000, and was comprised of an increase of $275.0 million in FHLBNY advances, which were partially offset by a decline of $46.0 million in securities sold under agreement to repurchase (referred to as Repo) agreements.

   Stockholders' equity decreased $2.1 million during the nine months ended March 31, 2000. This decrease resulted primarily from repurchases of common stock into treasury of $10.8 million, cash dividends paid of $5.9 million during the period and an increase in the accumulated other comprehensive loss of $4.4 million related to the decline in market value of investment and mortgage backed securities available for sale. Offsetting these decreases, was net income of $16.7 million and stock benefit plan amortization of $3.1 million during the nine months ended March 31, 2000.

   On October 14, 1999, we declared a cash dividend of $0.17 per common share to all shareholders of record on October 29, 1999. This dividend was paid on November 9, 1999. On January 20, 2000, we declared a cash dividend of $0.17 per common share to all shareholders of record on January 25, 2000. This dividend was paid on February 9, 2000. On April 18, 2000, we declared a cash dividend of $0.17 per common share to all shareholders of record on April 28, 2000. This dividend will be paid on May 9, 2000.

   On April 12, 2000 we completed an offering of subordinated notes in the aggregate amount of $25.0 million. The notes have a fixed rate of interest of 9.25% per annum. We intend to use the net proceeds from the sale of the notes for general corporate purposes, including the payment of dividends on our common stock, payment of interest on the notes and repurchase of our common stock. The notes issued in the offering were sold in a private transaction pursuant to an applicable exemption from registration under the Securities Act, and have not been registered under the Securities Act. The notes may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

   On March 16, 2000, we authorized a sixth stock repurchase program. The sixth stock repurchase program, as amended on April 18, 2000, allows for the repurchase of up to an additional 606,858 shares, which represents up to 5% of our outstanding common stock, upon the planned completion of our fifth stock repurchase program. All shares acquired for the sixth stock repurchase program will be purchased in open market or privately negotiated transactions at the discretion of management and placed into treasury. No deadline has been established for the completion of our sixth stock repurchase program.

   The Bank is required to maintain a minimum average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings by the Office of Thrift Supervision (referred to as the OTS) regulations. The minimum required liquidity ratio is currently 4.0%. At March 31, 2000, the Bank's liquidity ratio was 15.2%. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

   We monitor our liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sales and various money market investments. In the event that we should require funds beyond our ability to generate them internally, additional sources of funds are available through the use of our $645.5 million borrowing limit at the FHLBNY. At March 31, 2000, we had $542.5 million in short- and medium-term advances outstanding at the FHLBNY, and a remaining borrowing limit of $103.0 million.

   The Bank is subject to minimum capital regulatory requirements imposed by the OTS, which requirements are, as a general matter, based on the amount and composition of an institution's assets. Tangible capital must be at least 1.50% of total tangible assets and total risk-based capital must be at least 8.0% of risk-weighted assets. In addition, insured institutions in the strongest financial management condition are required to maintain Tier 1 capital of not less than 3.0% of total assets (the "leverage capital ratio"). For all other banks, the minimum leverage capital requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the institution. At March 31, 2000, the Bank was in compliance with all applicable regulatory capital requirements. Tangible capital totaled $128.7 million, or 5.50% of total tangible assets, leverage capital was 5.50% of adjusted assets, and total risk-based capital was 10.71% of risk weighted assets. In addition, at March 31, 2000, the Bank was considered "well-capitalized" for all regulatory purposes.

ASSET QUALITY

   Non-performing loans (loans past due 90 days or more as to principal or interest) totaled $2.6 million at March 31, 2000, compared to $3.0 million at June 30, 1999. However, the Bank had 24 loans totaling $1.3 million delinquent 60-89 days at March 31, 2000, as compared to 23 such delinquent loans totaling $819,000 at June 30, 1999. The majority of the non-performing loans and loans delinquent 60-89 are represented by FHA/VA mortgage and consumer loans which possess small outstanding balances.

   Under Accounting Priciples Generally Accepted in the United States of America (referred to as U.S. GAAP), we are required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, our modification or restructuring as a result of economic or legal issues associated with the borrower's financial difficulties constitutes a troubled-debt restructuring when we grant a concession to the borrower that we would not otherwise consider. We had one loan classified as a troubled-debt restructuring at March 31, 2000, totaling $700,000, compared to two such loans totaling $1.3 million at June 30, 1999. The one troubled-debt restructuring as of March 31, 2000, is performing in accordance with its restructured terms. During the nine months ended March 31, 2000, one troubled-debt restructuring with an outstanding principal balance of $590,000, was paid-in-full.

   Under GAAP, we established guidelines for determining and measuring impairment in loans. For loans determined to be impaired, if the carrying balance of the loan, including all accrued interest, exceeds the estimate of fair value, a reserve is established. The recorded investment in loans deemed impaired was approximately $952,000 as of March 31, 2000, compared to $1.6 million at June 30, 1999, and the average balance of impaired loans was $1.2 million for the nine months ended March 31, 2000 compared to $2.6 million for the nine months ended March 31, 1999. The impaired portion of these loans is represented by specific reserves totaling $25,000 allocated within the allowance for loan losses at March 31, 2000. At March 31, 2000, reserves have been provided on all impaired loans. Generally, we consider non-performing loans to be impaired loans. At March 31, 2000, approximately $1.6 million of one-to-four family, cooperative apartment and consumer loans on nonaccrual status are not deemed impaired. Each of these loans has an outstanding balance of less than $227,000, and are considered to be small balance homogeneous loan pools which are not required to be evaluated for impairment. During the nine months ended March 31, 2000, we did not incur any charge-offs related to loans deemed impaired, as all of the charge-offs recorded during this period related to one- to four-family, cooperative apartment or consumer loans which are deemed homogeneous loan pools under GAAP. A significant portion of these charge-offs relate to one- to four-family loans acquired in the FIBC acquisition.

   The balance of other real estate owned (referred to as OREO) was $1.1 million, consisting of 11 properties, at March 31, 2000 compared to $866,000, consisting of 9 properties, at June 30, 1999. During the nine months ended
March 31, 2000, one multi-family loan approximating $315,000 and three cooperative unit apartment loans totaling approximately $114,000 were transferred to OREO. Offsetting these additions, were OREO disposals of $227,000 in one-to four-family residential properties during the nine months ended March 31, 2000. The allowance for losses on OREO was $149,000 at March 31, 2000.

   The following table sets forth information regarding our non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated.

                                                                  AT MARCH 31, 2000          AT JUNE 30, 1999
                                                             --------------------------   ----------------------
                                                                                 (Dollars In Thousands)
NON-PERFORMING LOANS:
   One- to four-family                                                           $1,454                   $1,577
   Multi-family and underlying cooperative                                          952                    1,248
   Cooperative apartment                                                             89                      133
   Other loans                                                                       74                       43
                                                                      -----------------           --------------
TOTAL NON-PERFORMING LOANS                                                        2,569                    3,001
TOTAL OREO                                                                        1,069                      866
                                                                      -----------------           --------------
Total non-performing assets                                                      $3,638                   $3,867
                                                                      =================           ==============
TROUBLED-DEBT RESTRUCTURINGS                                                       $700                   $1,290
TOTAL NON-PERFORMING ASSETS AND TROUBLED-DEBT RESTRUCTURINGS                      4,338                    5,157
IMPAIRED LOANS                                                                      952                    1,563
TOTAL NON-PERFORMING LOANS TO TOTAL LOANS                                          0.16%                    0.22%
TOTAL IMPAIRED LOANS TO TOTAL LOANS                                                0.06                     0.11
TOTAL NON-PERFORMING ASSETS TO TOTAL ASSETS                                        0.15                     0.17
TOTAL NON-PERFORMING ASSETS AND TROUBLED-DEBT
   RESTRUCTURINGS TO TOTAL ASSETS                                                  0.18                     0.23

Comparison of Financial Condition at March 31, 2000 and June 30, 1999

   ASSETS. Our assets totaled $2.46 billion at March 31, 2000, an increase of $210.8 million from total assets of $2.25 billion at June 30, 1999. The growth in assets was experienced primarily in real estate loans which increased $264.5 million since June 30, 1999. The increase in real estate loans resulted primarily from real estate loan originations of $390.8 million during the nine months ended March 31, 2000, of which $370.4 million were multi-family and underlying cooperative loans.

   Offsetting the increase in real estate loans was an aggregate decline of $77.1 million in investment and mortgage-backed securities available for sale, of which $53.8 million was experienced in mortgage-backed securities available-for-sale. The decline in available for sale securities reflects both the sale of $22.2 million of investment securities and $36.7 million of mortgage-backed securities available for sale during the nine months ended March 31, 2000. These sales were utilized primarily to generate additional liquidity in response to concerns regarding possible increased deposit outflows attributable to concerns over the Year 2000. See "Liquidity and Capital Resources." Additionally, the decline in mortgage-backed securities available for sale reflects the reduced level of purchase activity for such securities during the nine months ended March 31, 2000, as we reduced our capital leverage transaction level during this period. See "Capital Leverage Strategy." Additionally, investment securities held to maturity declined $10.0 million and mortgage-backed securities held to maturity declined $8.2 million during the nine months ended March 31, 2000, due to scheduled principal repayments on these securities. The proceeds from payments on these securities were utilized primarily to fund either real estate loan originations or purchases of investment and mortgage-backed securities available for sale.

   LIABILITIES. Total liabilities increased $212.9 million during the nine months ended March 31, 2000, due primarily to an increase in FHLBNY advances of $275.0 million during the period. The increased FHLBNY advances were utilized primarily to replace deposit outflows and fund real estate loan originations. Offsetting the increase in FHLBNY advances were declines in deposits and Repo borrowings. The emphasis on FHLBNY advances versus Repo borrowings reflects management's desire to manage interest rate risk by more closely matching the maturities of underlying borrowings to their funded assets, which are primarily comprised of real estate loans. Deposits decreased $23.3 million to $1.22 billion at March 31, 2000 from $1.25 billion at June 30, 1999, due to both the sale of $18.0 million in deposits formerly housed at our Gates Avenue, Brooklyn branch in November, 1999, and the cessation of a deposit rate promotion that we maintained from July, 1997 to June, 1998. Repos declined $46.0 million during the nine months ended March 31, 2000, due to our decreased capital leverage activity during the period. See "Capital Leverage Strategy."

   STOCKHOLDERS' EQUITY. Stockholders' equity decreased $2.1 million during the nine months ended March 31, 2000. This decrease resulted primarily from repurchases of common stock into treasury of $10.8 million, cash dividends paid of $5.9 million during the period and an increase in the accumulated other comprehensive loss of $4.4 million related to the decline in market value of investment and mortgage backed securities available for sale, due primarily to the general increase in market interest rates. Offsetting these decreases was net income of $16.7 million and stock benefit plan amortization of $3.1 million during the nine months ended March 31, 2000.

   CAPITAL LEVERAGE STRATEGY. As a result of the initial public offering in June, 1996, our capital level significantly exceeded all regulatory requirements. A portion of the "excess" capital generated by the initial public offering has been deployed through the use of a capital leverage strategy whereby we invest in high quality mortgage-backed securities (referred to as leverage assets) funded by short term borrowings from various third party lenders under securities sold under agreement to repurchase transactions. The capital leverage strategy generates additional earnings for us by virtue of a positive interest rate spread between the yield on the leverage assets and the cost of the borrowings. Since the average term to maturity of the leverage assets exceeds that of the borrowings used to fund their purchase, the net interest income earned on the leverage strategy would be expected to decline in a rising interest rate environment. See "Market Risk." To date, the capital leverage strategy has been undertaken in accordance with limits established by our Board of Directors, aimed at enhancing profitability under moderate levels of interest rate exposure. During the nine months ended March 31, 2000, we undertook little new activity related to the capital leverage strategy due to both unfavorable interest rate spreads on new transactions available during this period, and the reduced need to leverage the Bank's capital. As a result of the reduced activity in the capital leverage strategy during the nine months ended March 31, 2000, our balance of mortgage-backed securities available for sale declined $53.8 million during this period as sales and paydowns on these securities exceeded new purchases.

COMPARISON  OF  THE OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000
     AND 1999


   GENERAL. Net income increased $212,000, to $5.8 million for the three months ended March 31, 2000, compared to $5.6 million for the three months ended March 31, 1999. The increase in net income resulted from increases of $561,000 in net interest income and $232,000 in non-interest income, which were partially offset by an increase of $639,000 in non-interest expense.

   NET INTEREST INCOME. The discussion of net interest income for the three months ended March 31, 2000 and 1999, presented below, should be read in conjunction with the following table, which sets forth certain information relating to our consolidated statements of operations for the three months ended March 31, 2000 and 1999, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                    --------------------------------------------------------------------------------------
                                                          2000                                         1999
                                    --------------------------------------------------------------------------------------
                                                                      AVERAGE                                       AVERAGE
                                          AVERAGE                       YIELD/           AVERAGE                      YIELD/
                                          BALANCE        INTEREST       COST             BALANCE       INTEREST       COST
                                        -----------     ---------     ---------        ---------      --------      --------
                                                                            (DOLLARS IN THOUSANDS)
Assets:
  Interest-earning assets:
    Real Estate Loans <F1>               $1,607,406       $30,489          7.59%      $1,264,552       $24,764       7.83%
    Other loans                               7,499           158          8.43            6,948           156       8.98
    MORTGAGE-BACKED SECURITIES <F2>         464,420         7,569          6.52          490,907         7,621       6.21
    INVESTMENT SECURITIES <F2>              148,691         2,231          6.00          194,252         2,870       5.91
    FEDERAL FUNDS SOLD                       56,155           782          5.57           35,991           406       4.51
                                        -----------     ---------                      ---------      --------
      TOTAL INTEREST-EARNING ASSETS       2,284,171       $41,229          7.22%       1,992,650       $35,817       7.19%
                                        -----------     =========                      ---------      ========
     NON-INTEREST EARNING ASSETS            148,721                                      121,049
                                        -----------                                    ---------
TOTAL ASSETS                             $2,432,892                                   $2,113,699
                                        ===========                                    =========
LIABILITIES AND STOCKHOLDERS'
EQUITY:
  INTEREST-BEARING LIABILITIES:
    NOW, SUPER NOW AND
       MONEY MARKET ACCOUNTS               $139,779        $1,308          3.76%         $71,935          $425       2.40%
    SAVINGS ACCOUNTS                        380,271         1,927          2.04          394,417         1,955       2.01
    CERTIFICATES OF DEPOSIT                 627,488         7,959          5.10          688,252         9,013       5.31
    BORROWED FUNDS                          963,143        13,985          5.84          670,340         8,935       5.41
                                        -----------     ---------                      ---------      --------
      TOTAL INTEREST-BEARING
        LIABILITIES                       2,110,681       $25,179          4.80%       1,824,944       $20,328       4.52%
                                        -----------     =========                      ---------      ========
  CHECKING ACCOUNTS                          76,727                                       56,665
  OTHER NON-INTEREST-BEARING
    LIABILITIES                              35,635                                       30,871
                                        -----------                                    ---------
      TOTAL LIABILITIES                   2,223,043                                    1,912,480
  STOCKHOLDERS' EQUITY                      209,849                                      201,219
                                        -----------                                    ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                               $2,432,892                                   $2,113,699
                                        ===========                                    =========

NET INTEREST INCOME/ INTEREST RATE
   SPREAD <F3>                                            $16,050          2.42%                       $15,489       2.67%
                                                        =========                                     ========
NET INTEREST-EARNING ASSETS/NET
   INTEREST MARGIN <F4>                    $173,490                        2.81%        $167,706                     3.11%
                                        ===========                                    =========
RATIO OF INTEREST-EARNING ASSETS
   TO INTEREST-BEARING LIABILITIES                                       108.22%                                   109.19%

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

RATE/VOLUME ANALYSIS

                                                              THREE MONTHS ENDED
                                                                MARCH 31, 2000
                                                                 COMPARED TO
                                                              THREE MONTHS ENDED
                                                                MARCH 31, 1999
                                                              INCREASE/ (DECREASE)
                                                                    DUE TO
                                                  VOLUME              RATE             TOTAL
                                               --------------      ------------     -------------
Interest-earning assets:                                         (DOLLARS IN THOUSANDS)
    Real Estate Loans                                 $6,599             $(874)           $5,725
    Other loans                                           12               (10)                2
    Mortgage-backed securities                          (422)              370               (52)
    Investment securities                               (678)               39              (639)
    Federal funds sold                                   254               122               376
                                               --------------      ------------      ------------
      Total                                            5,765              (353)            5,412
                                               --------------      ------------      ------------
  Interest-bearing liabilities:
    NOW, Super Now and money market accounts             522               361               883
    Savings accounts                                     (65)               37               (28)
    CERTIFICATES OF DEPOSIT                             (749)             (305)           (1,054)
    BORROWED FUNDS                                     4,138               912             5,050
                                               --------------      ------------      ------------
      TOTAL                                            3,846             1,005             4,851
                                               --------------      ------------      ------------
NET CHANGE IN NET INTEREST INCOME                     $1,919           $(1,358)             $561
                                               ==============      ============      ============

   Net interest income for the three months ended March 31, 2000 increased $561,000 to $16.1 million from $15.5 million during the three months ended March 31, 1999. This increase was attributable primarily to an increase of $291.5 million in average interest-earning assets, coupled with an increase of 3 basis points in average yield on interest earning assets. The net interest rate spread declined 25 basis points from 2.67% for the three months ended March 31, 1999 to 2.42% for the three months ended March 31, 2000, and the net interest margin declined 30 basis points from 3.11% to 2.81% during the same period.

   The decline in interest rate spread and interest rate margin both reflect a 28 basis point increase in the average cost of interest bearing liabilities, resulting primarily from an increase in the average cost of borrowed funds of 43 basis points. The narrowing of the interest rate spread and margin also reflects both the $292.8 million increase in average borrowed funds, which possess the highest average cost of interest bearing liabilities, and the ongoing effects of our capital leverage strategy activities. While we recently have reduced our new activity related to the capital leverage strategy, the cumulative growth in capital leverage program activity during the fiscal years ended June 30, 1998 and 1999 still significantly impacts our net interest income during the current fiscal year, and the interest rate differential between assets and underlying liabilities under the capital leverage strategy are significantly less than the interest rate differential between our other interest-earning assets and interest-bearing liabilities. Additionally, the average yield on real estate loans declined 24 basis points during the period, despite recent overall increases in interest rates. The effects of the recent interest rate increases upon the yield on real estate loans was minimal during the quarter ended March 31, 2000, since real estate loans, on average, have a longer term to repricing than our other interest-earning assets. The decline in net interest margin further resulted from the reduction from 109.2% to 108.2% in the ratio of interest earning assets to interest bearing liabilities, resulting from a reduction in interest earning assets funded by stockholders' equity (which bear no opposing interest expense), as the percentage of stockholders' equity to total assets has declined due to ongoing capital leverage and stock repurchase activities.

   INTEREST INCOME. Interest income for the three months ended March 31, 2000, was $41.2 million, an increase of $5.4 million from $35.8 million during the three months ended March 31, 1999. The increase in interest income was primarily attributable to increased interest income on real estate loans of $5.7 million and on short-term investments (commercial paper and federal funds sold) of $376,000. The increase in interest income on real estate loans was attributable primarily to an increase of $342.9 million in the average balance of real estate loans, resulting from both $508.2 million of real estate loans originated during the twelve-month period ended March 31, 2000, and $64.1 million of real estate loans acquired in connection with the FIBC acquisition. The FIBC acquisition was completed on January 21, 1999. The increase in interest income on short-term securities (comprised of federal funds sold and commercial paper investments) was also attributable primarily to an increase in the average balance of $20.2 million, resulting from securities purchased during the three months ended December 31, 1999, in order to maintain added liquidity related to concerns with possible increased deposit outflows resulting from consumer concerns over the Year 2000. Overall, the yield on interest-earning assets increased 3 basis points from 7.19% during the three months ended March 31, 1999 to 7.22% during the three months ended March 31, 2000. The increase was attributable primarily to increases of 31 basis points, 9 basis points and 106 basis points, respectively in the average yield on mortgage backed securities, investment securities and short term investments, resulting primarily from general interest rate increases during the past twelve months. Despite the recent general increases in interest rates, the overall yield on real estate loans declined 24 basis points during the period. Since real estate loans, on average, have a longer term to repricing than our other interest-earning assets, the effects of recent interest rate increases take longer to impact their overall yield. In addition, the yield on real estate loans during the quarter ended March 31, 2000, experienced a lag effect from the high prepayment activity which occurred during recent quarters, which lowered the overall portfolio yield. We expect the effects of recent interest rate increases and slower prepayment levels will be recognized more fully in the overall real estate loan portfolio in upcoming quarters.

   INTEREST EXPENSE. Interest expense increased $4.9 million, to $25.2 million during the three months ended March 31, 2000, from $20.3 million during the three months ended March 31, 1999. This increase resulted primarily from increased interest expense of $5.1 million on borrowed funds, which resulted from an increase in the average balance of $292.8 million during the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The increase in the average balance of borrowed funds resulted primarily from growth of $265.0 million in FHLBNY advances during the period April 1, 1999 to March 31, 2000. The FHLBNY advances are generally medium-term interest-bearing liabilities, which are utilized to fund loan originations and replace deposit outflows. In addition, the average cost of borrowings increased 43 basis points during this period, reflecting recent increases in general interest rates, and a shift in borrowings towards FHLBNY advances, which possess longer periods to maturity than Repo borrowings. Offsetting the increase in interest expense on borrowed funds, was a decline in interest expense on certificates of deposits of $1.1 million, which resulted from both a reduction of $60.8 million in average balance and a reduction of 21 basis points in average cost of certificates of deposits, both of which resulted from the cessation of deposit rate promotions that we maintained from July 1997 to June 1998. Partially offsetting the decline in interest expense from certificates of deposit, was an increase of $883,000 in interest expense on money market, NOW and Super Now accounts, which resulted from our recent money market promotion. The average cost of interest-bearing liabilities increased 28 basis points to 4.80% during the three months ended March 31, 2000, from 4.52% during the three months ended March 31, 1999, due primarily to the increase in both the average balance and average cost of borrowed funds.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $60,000 during both the three months ended March 31, 2000 and 1999, reflecting the continued stability of non-performing loans and charge-offs. See "Asset Quality." The allowance for loan losses increased $36,000 during the three months ended March 31, 2000, as the loan loss provision of $60,000 exceeded net charge-offs of $24,000 during the period. We have continued our loan loss provisions and resultant increase in the allowance for loan losses in response to our continued growth in real estate loans.


   NON-INTEREST INCOME. Non-interest income increased $232,000 to $2.1 million during the three months ended March 31, 2000, from $1.9 million during the three months ended March 31, 1999. The increase resulted primarily from growth in service charges and fees of $220,000 due primarily to increased service fees and charges on deposits of $189,000, resulting primarily from adjustments in our deposit fee and service charges and the addition of the five branches acquired from FIBC. Other income increased $134,00, due primarily to increased income from FHLBNY capital stock of $272,000, resulting from an increase in the balance of FHLBNY capital stock from $28.3 million at March 31, 1999 to $41.5 million at March 31, 2000. The increase in the average balance of FHLBNY capital stock resulted from our increased borrowings with the FHLBNY during this period. This increase to other income was partially offset by a decline of $105,000 in prepayment penalty income resulting from recent interest rate increases.

   Gains and losses on sales and redemptions of securities and other assets declined $85,000 from the comparable quarter of last year. During the quarter ended March 31, 1999, the Company recorded a net gain of $80,000 on the sales and calls of securities and other assets, comprised of gains of $27,000 from the calls of investment securities and gains of $18,000 on the sale of real estate owned. During the quarter ended March 31, 2000, the Company recorded a net loss of $40,000 on the sale of securities and other assets, comprised of a net loss of $63,000 on the sale and subsequent replacement of small balance mortgage-backed securities with consolidated mortgage backed investments and a gain of $23,000 on the sale of real estate owned. The mortgage-backed securities purchased to replace the securities sold offer a comparable yield and anticipated term to maturity, while providing greater administrative ease due to their larger average balance.

   NON-INTEREST EXPENSE. Non-interest expense increased $639,000, from $8.2 million during the three months ended March 31, 1999, to $8.8 million during the three months ended March 31, 2000. The increase in non-interest expense reflects increases of $320,000 related to salaries and benefits expense, $94,000 related to occupancy and equipment expense, $90,000 related to data processing costs, $133,000 related to goodwill amortization, and $222,000 related to other expenses.

   The increase in salary and benefit expense resulted primarily from base salary and staff increases over the past twelve months, including the addition of staff from the FIBC acquisition.

   A significant portion of the increase in occupancy and equipment expenses resulted from the addition of property and equipment in the FIBC acquisition.

   Increased data processing costs of $90,000 resulted from additional systems activity related to growth in both loan activity due to originations over the past twelve months and deposit activity related to the acquisition of the five branches from FIBC.

   The increase in goodwill and core deposit intangible expenses of $133,000 and $48,000, respectively, resulted from goodwill of $44.2 million and core deposit intangible of $4.9 million added in the FIBC acquisition, for which seven months of amortization expense are reflected during the nine months ended March 31, 1999, compared to nine months of amortization expense reflected in the nine months ended March 31, 2000. The increase in other expenses resulted primarily from increased supplies, postage and telephone expenses associated with operations of the branches acquired from FIBC, and increased advertising expenses associated with recent customer promotions.

   Our Board of Directors recently approved an amendment to our employee retirement plan which stopped the accrual of retirement benefits as of March 31, 2000. All participant benefits earned under the retirement plan through March 31, 2000 will remain frozen in the plan. The amendment is expected to result in a one time curtailment gain which is still being quantified, but is expected to be approximately $900,000, as well as ongoing cost savings, which are still being quantified, but are expected to be approximately $400,000 per year. The curtailment gain is expected to be recorded during the quarter ended June 30, 2000.

   INCOME TAX EXPENSE. Income tax expense decreased $59,000, or 2%, during the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999. Our effective tax rate declined from 39.4% to 38.2% during this period, due to additional tax benefits associated with activities of subsidiary companies. We recorded non-recurring income tax benefits of $277,000 and $320,000, respectively, during the quarters ended March 31, 2000 and 1999 related to adjustments associated with the respective filings of the previous fiscal year tax returns.


COMPARISON OF THE OPERATING RESULTS  FOR  THE  NINE MONTHS ENDED MARCH 31, 2000
     AND 1999


   GENERAL. Net income increased $2.5 million, to $16.7 million for the nine months ended March 31, 2000, compared to $14.2 million for the nine months ended March 31, 1999. The increase in net income resulted from increases of $7.5 million in net interest income and $1.4 million in non-interest income, which were partially offset by increases of $4.8 million in non-interest expense and $1.6 million in income tax expense.

   NET INTEREST INCOME. The discussion of net interest income for the nine months ended March 31, 2000 and 1999, presented below, should be read in conjunction with the following table, which sets forth certain information relating to our consolidated statements of operations for the nine months ended March 31, 2000 and 1999, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                                              FOR THE NINE MONTHS ENDED MARCH 31,
                                    --------------------------------------------------------------------------------------
                                                          2000                                         1999
                                    --------------------------------------------------------------------------------------
                                                                      AVERAGE                                       AVERAGE
                                          AVERAGE                       YIELD/           AVERAGE                      YIELD/
                                          BALANCE        INTEREST       COST             BALANCE       INTEREST       COST
                                        -----------     ---------     ---------        ---------      --------      --------
                                                         (DOLLARS IN THOUSANDS)
Assets:
  Interest-earning assets:
    Real Estate Loans <F1>               $1,518,935       $86,585        7.60%        $1,098,246       $65,579       7.96%
    Other loans                               7,525           468        8.29              6,107           409       8.93
    MORTGAGE-BACKED SECURITIES <F2>         484,213        23,278        6.41            456,061        21,681       6.34
    INVESTMENT SECURITIES <F2>              157,108         7,375        6.26            169,617         7,727       6.07
    FEDERAL FUNDS SOLD                       68,511         2,784        5.42             30,110         1,079       4.78
                                        -----------     ---------                      ---------      --------
      TOTAL INTEREST-EARNING ASSETS       2,236,292      $120,490        7.18%         1,760,141       $96,475       7.31%
                                        -----------     =========                      ---------      ========
     NON-INTEREST EARNING ASSETS            146,499                                       86,544
                                        -----------                                    ---------
TOTAL ASSETS                             $2,382,791                                   $1,846,685
                                        ===========                                    =========
LIABILITIES AND STOCKHOLDERS'
EQUITY:
  INTEREST-BEARING LIABILITIES:
    NOW, SUPER NOW AND
       MONEY MARKET ACCOUNTS               $111,177        $2,865        3.43%           $57,097        $1,014       2.37%
    SAVINGS ACCOUNTS                        393,966         6,048        2.04            359,192         5,713       2.12
    CERTIFICATES OF DEPOSIT                 649,202        24,635        5.05            629,493        26,008       5.50
    BORROWED FUNDS <F3>                     910,993        38,849        5.68            537,550        23,165       5.70
                                        -----------     ---------                      ---------      --------
      TOTAL INTEREST-BEARING
         LIABILITIES                      2,065,338       $72,397        4.66%         1,583,332       $55,900       4.70%
                                        -----------     =========                      ---------      ========
  CHECKING ACCOUNTS                          73,003                                       45,092
  OTHER NON-INTEREST-BEARING
     LIABILITIES                             33,221                                       33,160
                                        -----------                                    ---------
      TOTAL LIABILITIES                   2,171,562                                    1,661,584
  STOCKHOLDERS' EQUITY                      211,229                                      185,101
                                        -----------                                    ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                               $2,382,791                                   $1,846,685
                                        ===========                                    =========

NET INTEREST INCOME/ INTEREST RATE
   SPREAD <F4>                                            $48,093        2.52%                         $40,575       2.61%
                                                        =========                                     ========
NET INTEREST-EARNING ASSETS/NET
   INTEREST MARGIN <F5>                    $170,954                      2.87%          $176,809                     3.07%
                                        ===========                                    =========
RATIO OF INTEREST-EARNING ASSETS
   TO INTEREST-BEARING LIABILITIES                                     108.28%                                     111.17%

<F1> In computing the average balance of loans, non-accrual loans have been included.
<F2> Includes securities classified "available for sale."
<F3> In calculating the average cost of borrowed funds for the nine months ended
     March 31, 1999, a prepayment penalty of $618,000, which was included in interest expense on borrowed funds during the period, was not annualized.
<F4> Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
<F5> Net interest margin represents net interest income as a percentage of average interest-earning assets.

RATE/VOLUME ANALYSIS

                                                               NINE MONTHS ENDED
                                                                 MARCH 31, 2000
                                                                  COMPARED TO
                                                               NINE MONTHS ENDED
                                                                 MARCH 31, 1999
                                                              INCREASE/ (DECREASE)
                                                                     DUE TO
                                                  VOLUME              RATE             TOTAL
                                               --------------      ------------     -------------
  Interest-earning assets:                                       (DOLLARS IN THOUSANDS)
    Real Estate Loans                                $24,546           $(3,540)          $21,006
    Other loans                                           92               (33)               59
    Mortgage-backed securities                         1,348               249             1,597
    Investment securities                               (583)              232              (351)
    Federal funds sold                                 1,468               237             1,705
                                               --------------      ------------      ------------
      Total                                           26,871            (2,855)           24,016
                                               --------------      ------------      ------------
  Interest-bearing liabilities:
    NOW, Super Now and money market accounts           1,179               672             1,851
    Savings accounts                                     553              (218)              335
    Certificates of deposit                              789            (2,161)           (1,372)
    Borrowed funds                                    16,041              (356)           15,685
                                               --------------      ------------      ------------
      Total                                           18,562            (2,063)           16,499
                                               --------------      ------------      ------------
Net change in net interest income                     $8,309             $(792)           $7,517
                                               ==============      ============      ============

   Net interest income for the nine months ended March 31, 2000 increased $7.5 million to $48.1 million from $40.6 million during the nine months ended March 31, 1999. The increase was attributable primarily to an increase of $476.2 million in average interest-earning assets. The net interest rate spread declined 9 basis points from 2.61% for the nine months ended March 31, 1999 to 2.52% for the nine months ended March 31, 2000, and the net interest margin declined 20 basis points from 3.07% to 2.87% during the same period.

   The decline in interest rate spread and interest  rate margin both  reflect  the  $373.4  million increase in average borrowed funds,  which  possess  the highest  average  cost  of  interest bearing liabilities, and  the  ongoing  effects of our continued
capital leverage strategy. While we recently  have  reduced  our new  activity  related  to  the  capital  leverage strategy, the cumulative  growth in capital leverage program  activity  during
the  fiscal  years   ended   June   30,  1998  and  1999,  still
significantly impacts our net interest income during the current fiscal year, and the interest rate differential between assets and underlying liabilities under the capital leverage strategy are significantly less than the interest rate differential between our other interest-earning assets and interest-bearing liabilities. The declines in net interest rate spread and margin also reflect the decline of 36 basis points in the average yield on real estate loans. The effects of the recent interest rate increases upon the yield on real estate loans was minimal during the nine months ended March 31, 2000, since real estate loans, on average, have a longer term to repricing than our other interest-earning assets. The decline in net interest margin further resulted from the reduction from 111.2% to 108.3% in the ratio of interest earning assets to interest bearing liabilities, resulting from a reduction in interest earning assets funded by stockholders' equity (which bear no opposing interest expense), as the percentage of stockholders' equity to total assets has declined due to ongoing capital leverage and stock repurchase activities.

   INTEREST INCOME. Interest income for the nine months ended March 31, 2000, was $120.5 million, an increase of $24.0 million from $96.5 million during the nine months ended March 31, 1999. The increase in interest income was primarily attributable to increased interest income on real estate loans of $21.0 million, on mortgage backed securities of $1.6 million, and on short-term investments (commercial paper and federal funds sold) of $1.7 million. The increase in interest income on real estate loans was attributable primarily to an increase of $420.7 million in the average balance of real estate loans, resulting from both $508.2 million of real estate loans originated during the twelve-month period ended March 31, 2000, and $149.6 million of real estate loans acquired in connection with the FIBC acquisition. The increases in interest income on mortgage backed securities and short-term securities (comprised of federal funds sold and commercial paper investments) were also attributable primarily to increases in the average balances of these assets, resulting from mortgage backed securities and short term investments purchased during the period April 1, 1999 to March 31, 2000. Much of the increased purchases of short term investments occurred during the quarter ended December 31, 1999, in order to maintain added liquidity related to concerns with possible increased deposit outflows resulting from consumer concerns over Year 2000. The average yield on mortgage backed securities and short-term investments increased by 7 basis points and 64 basis points, respectively due to recent general increases in interest rates. Overall, the yield on interest-earning assets declined 13 basis points from 7.31% during the nine months ended March 31, 1999 to 7.18% during the nine months ended March 31, 2000. The decline was attributable primarily to a decline in average yield on real estate loans of 36 basis points, reflecting continued competition on lending in our local market. Despite the recent general increases in interest rates, the overall yield on real estate loans declined 36 basis points during the period. Since real estate loans, on average, have a longer term to repricing than our other interest-earning assets, the effects of recent interest rate increases take longer to impact their overall yield. In addition, the yield on real estate loans during the quarter ended March 31, 2000, experienced a lag effect from the high prepayment activity which occurred during recent quarters, which lowered the overall portfolio yield. We expect the effects of recent interest rate increases and slower prepayment levels to be recognized more fully in the overall real estate loan portfolio in upcoming quarters.

   INTEREST EXPENSE. Interest expense increased $16.5 million, to $72.4 million during the nine months ended March 31, 2000, from $55.9 million during the nine months ended March 31, 1999. This increase resulted primarily from increased interest expense of $15.7 million on borrowed funds, which resulted from an increase in the average balance of $373.4 million during the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999. The increase in the average balance of borrowed funds resulted primarily from growth of $265.0 million in FHLBNY advances during the period April 1, 1999 to March 31, 2000. The FHLBNY advances are generally medium-term interest-bearing liabilities, which are utilized to fund loan originations and replace deposit outflows. Additionally, the interest expense on NOW, Super Now and money market increased $1.9 million due to our recent money market promotion, and was partially offset by a decline in interest expense on certificates of deposits of $1.4 million, which resulted from a reduction of 45 basis points in average cost on certificates of deposits, both of which resulted from the cessation of deposit rate promotions that we maintained from July 1997 to June 1998. The average cost of interest-bearing liabilities decreased 4 basis points to 4.67% during the nine months ended March 31, 2000, from 4.70% during the nine months ended March 31, 1999, due primarily to the aforementioned decline in the average cost of certificate of deposits of 45 basis points, and the decline in the average cost of borrowed funds of 2 basis points, which reflects a non-recurring expense of $618,000 recorded in borrowings expense during the nine months ended March 31, 1999, related to the prepayment penalties on retired borrowings.

     PROVISION  FOR LOAN LOSSES.  The provision for loan  losses was $180,000 during  both  the  nine months ended March 31, 2000 and 1999, reflecting the continued stability of non-performing loans and charge-offs. See "Asset Quality." The allowance for loan losses declined $356,000 during the nine months ended March
31, 2000, as net charge-offs of $536,000 exceeded the  provision of  $180,000  during  the  period.  Of the total net charge-offs during the nine months ended March 31, 2000, $454,000 related to a loan pool participation investment  acquired  from FIBC.  Upon consummating  the FIBC acquisition, we provided reserves  within our overall loan  loss allowance to cover this potential loss on
the loan pool investment.   After  attempting  to  recover  this
portion  of  the  total  investment,  we determined in November,
1999, that it would not be collectible  and  should  be charged-
off.   No  additional significant delinquencies related  to  the
loan pool investment were noted prior to the consummation of the FIBC acquisition, nor have any additional potential losses been noted on this investment since we assumed its ownership. We have continued our loan loss provisions and resultant increase in the allowance for loan losses in response to our continued growth in real estate loans.

   NON-INTEREST INCOME. Non-interest income increased $1.4 million to $7.0 million during the nine months ended March 31, 2000, from $5.6 million during the nine months ended March 31, 1999. The increase resulted primarily from growth in service charges and fees of $1.2 million due mainly to increased service fees and charges on deposits of $865,000, resulting primarily from adjustments in our deposit fee and service charges and the addition of the five branches acquired from FIBC. Other income increased $1.2 million, due primarily to increased income from FHLBNY capital stock of $938,000, resulting from an increase in the balance of FHLBNY capital stock from $28.3 million at March 31, 1999 to $41.5 million at March 31, 2000. The increase in the average balance of FHLBNY capital stock resulted from our increased borrowings with the FHLBNY during this period.

   Offsetting these increases was a decline in the net gain or loss on sales of investment and mortgage-backed securities and other assets, which resulted in a net loss of $54,000 during the nine months ended March 31, 2000, compared to a net gain of $799,000 during the nine months ended March 31, 1999. The sales transactions related to securities during the nine months ended March 31, 1999, which resulted in a gain, related to disposals of equity investments which we felt were at attractive sales values. The sales transactions involving securities during the nine months ended March 31, 2000, which resulted in a loss, were made primarily in order to generate additional liquidity related to possible increased deposit outflows resulting from consumer concerns over the Year 2000. See "Liquidity and Capital Resources." The significant loss on the sale of securities during the nine months ended March 31, 2000, was offset by a gain on the sale of deposits formerly housed at our Gates Avenue, Brooklyn branch.

   NON-INTEREST EXPENSE. Non-interest expense increased $4.8 million, from $21.9 million during the nine months ended March 31, 1999, to $26.7 million during the nine months ended March 31, 2000. The increase in non-interest expense reflects increases of $1.5 million related to salaries and benefits expense, $754,000 related to occupancy and equipment expense, $309,000 related to data processing costs, $1.2 million related to goodwill amortization, and $1.3 million related to other expenses.

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

   Increased data processing costs of $309,000 resulted from additional systems activity related to growth in both loan activity due to originations over the past twelve months and deposit activity related to the acquisition of the five branches from FIBC.

   The increase in goodwill expense of $1.2 million and core deposit intangible expense of $460,000, resulted from goodwill of $44.2 million and core deposit intangible of $4.9 million added in the FIBC acquisition, for which seven months of amortization expense are reflected during the nine months ended

March 31, 1999, compared to nine months of amortization expense reflected in the nine months ended March 31, 2000. The increase in other expenses resulted primarily from increased supplies, postage and telephone expenses associated with operations of the branches acquired from FIBC, and increased advertising expenses associated with recent customer promotions.

   INCOME TAX EXPENSE. Income tax expense increased $1.6 million, or 17%, during the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999, due primarily to the increase of $4.2 million, or 17%, in pre-tax income during the same period. Our effective tax rate remained relatively constant during this period, as additional tax benefits realized during the nine months ended March 31, 2000, associated with activities of subsidiary companies, were offset by a decline in non-recurring income tax benefits from $670,000 during the nine months ended March 31, 1999 to $277,000 during the nine months ended March 31, 2000. All of these income tax recoveries related to adjustments associated with the respective filings of the previous fiscal year tax returns.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE  ABOUT  MARKET
RISK

Quantitative and qualitative disclosure about market risk is presented at June 30, 1999 in Exhibit 13.1 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 1999. There have been no material changes in our market risk at March 31, 2000 compared to June 30, 1999. The following is an update of the discussion provided therein:

   GENERAL. Our largest component of market risk continues to be interest rate risk. Virtually all of this risk continues to reside at the Bank level. The Bank still is not subject to foreign currency exchange or commodity price risk. At March 31, 2000, we owned no trading assets, nor did we utilize hedging transactions such as interest rate swaps and caps.

   ASSETS, DEPOSIT LIABILITIES AND WHOLESALE FUNDS. There has been no material change in the composition of assets, deposit liabilities or wholesale funds from June 30, 1999 to March 31, 2000.


   GAP ANALYSIS. Dime of Williamsburgh's primary source of income is its net interest income, which is the difference between the interest income earned on its interest earning assets and the interest expense incurred on its interest bearing liabilities. At March 31, 2000, our one year interest rate sensitivity gap (the difference between our interest rate sensitive assets maturing or repricing within one year and our interest rate sensitive liabilities maturing or repricing within one year, expressed as a percentage of total assets) was negative 25%, compared to negative 16% at June 30, 1999. In a rising interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in its cost of liabilities relative to its yield on assets, and thus decrease an institution's net interest income. Due to competitive conditions in the market for multi-family lending, we have increased our origination of fixed interest rate multi-family loans with maturities up to 15 years compared to our historical practice of originating multi-family loans with fixed interest rates for the first five years of the loan and that adjust at the conclusion of the initial five year term to a market index for the remainder of the term of the loan, typically another five years. At March 31, 2000, we had approximately $79.7 million of multi-family loans, or 5% of our total loan portfolio, with maturities of 15 years. We have also experienced an increase in the proportion of certificates of deposit and borrowings maturing within one year or less. If these trends continue, our one year interest rate sensitivity gap may continue to widen.

   INTEREST RATE RISK COMPLIANCE. We continue to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at June 30, 1999. There have been no changes in our board approved limits of acceptable variance in net interest income and net portfolio value at March 31, 2000 compared to June 30, 1999, and the projected changes continue to fall within the board approved limits at all levels of potential interest rate volatility.

   As a federal savings bank, Dime of Williamsburgh is required to monitor changes in the net present value of the expected future cash flows of its assets and liabilities, which is referred to as net portfolio value or NPV. In addition, we monitor our NPV ratio, which is our NPV divided by the estimated market value of total assets. The NPV ratio can be viewed as a corollary to our capital ratios. To monitor our overall sensitivity to changes in interest rates, we simulate the effect of instantaneous changes in interest rates of up to 200 basis points on our assets and liabilities. As of December 31, 2000, an increase in interest rates of 200 basis points would have reduced our NPV by approximately 32.2%, resulting in an NPV ratio of 5.82%. As of June 30, 1999, an increase in interest rates of 200 basis points would have reduced our NPV by approximately 23.8%, resulting in an NPV ratio of 6.90%. There can be no assurance that future changes in our mix of assets and liabilities will not result in more extensive declines in our NPV and NPV ratio. Our focus on multi-family lending may subject us to greater risk of an adverse impact on our operations from a downturn in the economy. While we are currently reviewing the NPV calculation as of March 31, 2000, we anticipate that the NPV ratio, under an increase in interest rates of 200 basis points, will remain above 5.00%


PART II - OTHER INFORMATION

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

     None.

ITEM 5.     OTHER INFORMATION

     None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (l) EXHIBITS
           Exhibit 11. Statement Re:  Computation  of  Per Share
Earnings
           Exhibit  27.  Financial Data Schedule (included  only
                           with EDGAR filing).

     (B)   REPORTS ON FORM 8-K

           None.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Dime Community Bancshares, Inc.


Dated:   April   12, 2000        By:    /S/  VINCENT   F. PALAGIANO
                                      -----------------------------
                                      Vincent F. Palagiano
                                      Chairman of the  Board and
                                        Chief Executive Officer






Dated:   April  12, 2000    By:         /S/   KENNETH J. MAHON
                                      -----------------------------
                                      Kenneth J. Mahon
                                      Executive  Vice  President
                                        and Chief Financial Officer