Form 10-Q/A
period 1999-12-31
DIME COMMUNITY BANCSHARES INC
filed 2000-06-26
CIK 1005409

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-Q/A
                           AMENDMENT NO. 1

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
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED) (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                  FOR THE THREE MONTHS                  FOR THE SIX MONTHS
                                                                   ENDED DECEMBER 31,                    ENDED DECEMBER 31,
                                                                 1999                1998             1999              1998
                                                               --------            --------         --------         ----------
INTEREST INCOME:
Loans secured by real estate                                   $29,093             $20,886          $56,096            $40,815
OTHER LOANS                                                        161                 126              310                253
INVESTMENT SECURITIES                                            2,559               2,458            5,144              4,857
MORTGAGE-BACKED SECURITIES                                       7,610               7,208           15,709             14,060
FEDERAL FUNDS SOLD                                               1,783                 397            2,002                673
                                                               --------            --------         --------           --------
   TOTAL INTEREST  INCOME                                       41,206              31,075           79,261             60,658
                                                               --------            --------         --------           --------
INTEREST EXPENSE:
Deposits  and escrow                                            11,130              10,462           22,354             21,342
Borrowed funds                                                  14,039               8,127           24,864             14,230
                                                               --------            --------         --------           --------
   TOTAL INTEREST EXPENSE                                       25,169              18,589           47,218             35,572
      NET INTEREST INCOME                                       16,037              12,486           32,043             25,086
PROVISION FOR LOAN LOSSES                                           60                  60              120                120
                                                               --------            --------         --------           --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             15,977              12,426           31,923             24,966
                                                               --------            --------         --------           --------
NON-INTEREST INCOME:
Service charges and other fees                                   1,163                 618            2,139              1,161
Net gain (loss) on sales and redemptions of
   securities and other assets                                    (145)                510              (14)               754
Net gain (loss) on sales of loans                                   -                    9               (8)                27
Other                                                            1,171               1,270            2,729              1,719
                                                               --------            --------         --------           --------
   TOTAL NON-INTEREST INCOME                                     2,189               2,407            4,846              3,661
                                                               --------            --------         --------           --------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                   3,532               3,002            6,956              5,798
ESOP and RRP compensation expense                                1,059               1,159            2,189              2,290
Occupancy and equipment                                            945                 662            1,883              1,222
Federal deposit insurance premiums                                 118                  85              233                174
Data processing costs                                              408                 310              840                621
Provision (credit) for losses on Other real estate                  -                   -                -                  (2)
owned
Goodwill amortization                                            1,154                 602            2,308              1,203
Other                                                            1,793               1,254            3,486              2,460
                                                               --------            --------         --------           --------
   TOTAL NON-INTEREST EXPENSE                                    9,009               7,074           17,895             13,766
                                                               --------            --------         --------           --------
INCOME BEFORE INCOME TAXES                                       9,157               7,759           18,874             14,861
INCOME TAX EXPENSE                                               3,741               3,074            7,898              6,193
                                                               --------            --------         --------           --------
        NET INCOME                                              $5,416              $4,685          $10,976             $8,668
                                                               ========            ========         ========           ========
EARNINGS PER SHARE:
   BASIC                                                         $0.47               $0.46            $0.95              $0.83
                                                               ========            ========         ========           ========
   DILUTED                                                       $0.45               $0.42            $0.90              $0.77
                                                               ========            ========         ========           ========
STATEMENT OF COMPREHENSIVE INCOME:
   Net Income                                                   $5,416              $4,685          $10,976             $8,668
   Other Comprehensive income (loss), net of tax
      Net unrealized holding gains (losses)
         arising during the year                                   738                (220)             674               (295)
      Reclassification adjustment for (gains)
         losses arising during the year                         (3,009)             (2,147)          (3,095)              (955)
                                                               --------            --------         --------           --------
   Comprehensive income                                         $3,145              $2,318           $8,555             $7,418
                                                               ========            ========         ========           ========

See notes to consolidated financial statements

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Dime Community Bancshares, Inc.


Dated:   June 26, 2000       By: /S/ VINCENT F. PALAGIANO
                                 ----------------------------------------------
                                      Vincent F. Palagiano
                                      Chairman of the Board and Chief Executive
                                        Officer





Dated:   June 26, 2000       By: /S/ KENNETH J. MAHON
                                 ----------------------------------------------
                                      Kenneth J. Mahon
                                      Executive   Vice  President   and   Chief
                                        Financial Officer