Form 10-Q/A
period 2000-03-31
DIME COMMUNITY BANCSHARES INC
filed 2000-06-26
CIK 1005409

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
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED) (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                   FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                                      ENDED MARCH 31,                     ENDED MARCH 31,
                                                                 2000                1999             2000               1999
                                                               --------            --------         --------           --------
INTEREST INCOME:
Loans secured by real estate                                   $30,489              $24,764         $86,585            $65,579
OTHER LOANS                                                        158                  156             468                409
INVESTMENT SECURITIES                                            2,231                2,870           7,375              7,727
MORTGAGE-BACKED SECURITIES                                       7,569                7,621          23,278             21,681
FEDERAL FUNDS SOLD                                                 782                  406           2,784              1,079
                                                               --------            --------         --------           --------
   TOTAL INTEREST INCOME                                        41,229               35,817         120,490             96,475
                                                               --------            --------         --------           --------
INTEREST EXPENSE:
Deposits and escrow                                             11,194               11,393          33,548             32,735
Borrowed funds                                                  13,985                8,935          38,849             23,165
                                                               --------            --------         --------           --------
   TOTAL INTEREST EXPENSE                                       25,179               20,328          72,397             55,900
      NET INTEREST INCOME                                       16,050               15,489          48,093             40,575
PROVISION FOR LOAN LOSSES                                           60                   60             180                180
                                                               --------            --------         --------           --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             15,990               15,429          47,913             40,395
                                                               --------            --------         --------           --------
NON-INTEREST INCOME:
Service charges and other fees                                     939                  719           3,040              1,880
Net gain (loss) on sales and redemptions of
    securities and other assets                                    (40)                  45             (54)               799
Net gain (loss) on sales of loans                                   (2)                  35             (10)                62
Other                                                            1,241                1,107           4,008              2,826
                                                               --------            --------         --------           --------
   TOTAL NON-INTEREST INCOME                                     2,138                1,906           6,984              5,567
                                                               --------            --------         --------           --------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                   3,601                3,281          10,557              9,079
ESOP and RRP compensation expense                                  936                1,108           3,125              3,398
Occupancy and equipment                                            941                  847           2,823              2,069
Federal deposit insurance premiums                                  65                  113             297                287
Data processing costs                                              424                  334           1,264                955
Goodwill amortization                                            1,154                1,021           3,462              2,224
Core deposit intangible amortization                               206                  158             618                158
Other                                                            1,484                1,310           4,560              3,768
                                                               --------            --------         --------           --------
   TOTAL NON-INTEREST EXPENSE                                    8,811                8,172          26,706             21,938
                                                               --------            --------         --------           --------
INCOME BEFORE INCOME TAXES                                       9,317                9,163          28,191             24,024
INCOME TAX EXPENSE                                               3,555                3,614          11,453              9,807
                                                               --------            --------         --------           --------
        NET INCOME                                              $5,762               $5,549         $16,738            $14,217
                                                               ========            ========         ========           ========
EARNINGS PER SHARE:
   BASIC                                                         $0.51               $0.49            $1.46              $1.33
                                                               ========            ========         ========           ========
   DILUTED                                                       $0.49               $0.45            $1.40              $1.23
                                                               ========            ========         ========           ========
STATEMENTS OF COMPREHENSIVE INCOME:
   Net Income                                                   $5,762              $5,549          $16,738            $14,217
   Other Comprehensive income (loss), net of tax
      Net unrealized holding gains (losses)
         arising during the year                                (2,031)               (228)          (5,127)            (1,183)
      Reclassification adjustment for (gains)
         losses arising during the year                             33                 (14)             708               (309)
                                                               --------            --------         --------           --------
      Comprehensive income                                      $3,764              $5,307          $12,319            $12,725
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