Form 10-K
period 2000-06-30
DIME COMMUNITY BANCSHARES INC
filed 2000-09-28
CIK 1005409

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K
(  ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

                      PREFERRED STOCK PURCHASE RIGHTS
                               (Title of Class)

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

   As of September 22, 2000, there were 11,544,774 shares of the Company's common stock, $0.01 par value, outstanding. The aggregate market value of the voting stock held by non-affiliates of the Company as of September 22, 2000 was approximately $211,607,500. This figure is based upon the closing price on the NASDAQ National Market for a share of the Company's common stock on September 22, 2000, which was $22.56 as reported in the Wall Street Journal on September 23, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE
(1) The Annual Report to Shareholders for the fiscal year ended June 30, 2000 (Item 1 of Part I, and Items 5 through 8 of Part II) and (2) the definitive Proxy Statement dated October 6, 2000 to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on November 9, 2000 and any adjournment thereof and which is expected to be filed with the Securities and Exchange Commission on or about October 6, 2000 (Part III)

                            TABLE OF CONTENTS
                                                 PAGE
                                    PART I
ITEM 1.  BUSINESS
      GENERAL..........................................................3
      ACQUISITION OF FINANCIAL BANCORP, INC............................3
      ACQUISITION OF CONESTOGA BANCORP, INC............................4
      MARKET AREA AND COMPETITION......................................4
      LENDING ACTIVITIES...............................................5
      ASSET QUALITY...................................................11
      ALLOWANCE FOR LOAN LOSSES.......................................14
      INVESTMENT ACTIVITIES...........................................17
      SOURCES OF FUNDS................................................21
      SUBSIDIARY ACTIVITIES...........................................24
      PERSONNEL.......................................................24
      FEDERAL , STATE AND LOCAL TAXATION
             FEDERAL TAXATION.........................................25
            STATE AND LOCAL TAXATION..................................25
      REGULATION
            GENERAL...................................................26
            IMPACT OF ENACTMENT OF THE GRAMM-LEACH-BLILEY ACT ........26
            REGULATION OF FEDERAL SAVINGS ASSOCIATIONS................27
            REGULATION OF HOLDING COMPANY.............................34
            FEDERAL SECURITIES LAWS...................................35
ITEM 2.
PROPERTIES............................................................35
ITEM 3. LEGAL PROCEEDINGS.............................................36
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........36
                                    PART II
ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS...................................................36
ITEM 6. SELECTED FINANCIAL DATA.......................................36
ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS...................................36

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...37
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................37
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..........................37
                                   PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY..............37
ITEM 11. EXECUTIVE COMPENSATION.......................................37
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT..........................................37
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............37
                                    PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                FORM 8-K..............................................38

                SIGNATURES............................................40


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

   The Company is a unitary savings and loan holding company, which, under existing law, is generally not restricted as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender. The primary business of the Company is the operation of its wholly-owned subsidiary, the Bank. Under regulations of the Office of Thrift Supervision ("OTS") the Bank is a qualified thrift lender if its ratio of qualified thrift investments to portfolio assets ("QTL Ratio") is 65% or more, on a monthly average basis in nine of every twelve months. At June 30, 2000, the Bank's QTL Ratio was 89.0%, and the Bank has maintained more that 65% of its portfolio assets in qualified thrift investments in at least nine of the preceding twelve months.

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

ACQUISITION OF CONESTOGA BANCORP, INC.

   On June 26, 1996 the Bank completed the acquisition of Conestoga Bancorp, Inc. ("Conestoga"), resulting in the merger of Conestoga's wholly-owned subsidiary, Pioneer Savings Bank, F.S.B. ("Pioneer") with and into the Bank, with the Bank as the resulting financial institution (the "Conestoga Acquisition"). The Conestoga Acquisition was accounted for in the financial statements using the purchase method of accounting. Under purchase accounting, the acquired assets and liabilities of Conestoga are recognized at their fair value as of the date of the Conestoga Acquisition. Shareholders of Conestoga were paid approximately $101.3 million in cash, resulting in goodwill of $28.4 million, which is being amortized on a straight line basis over a 12 year period. Since the Conestoga Acquisition occurred on June 26, 1996, its impact upon the Company's consolidated results of operations for the fiscal year ended June 30, 1996 was minimal.

      There are currently no other arrangements, understandings or agreements regarding any such additional acquisition or expansion.

MARKET AREA AND COMPETITION

   The Bank has been, and intends to continue to be, a community-oriented financial institution providing financial services and loans for housing within its market areas. The Bank maintains its headquarters in the Williamsburgh section of the borough of Brooklyn. Currently, seventeen additional offices are located in the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County. The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches. The Bank's primary lending area is larger, and includes much of New York City, Nassau County and eastern New Jersey. Most of the Bank's mortgage loans are secured by properties located in its primary lending area.

   Since 1993, the Bank's local economy has experienced strong performance. Unemployment has remained low, home sales have increased, residential apartment and commercial property vacancy rates have declined considerably, and local real estate values have increased. A strong local economy existed throughout the Company's entire fiscal year ended June 30, 2000. Despite these encouraging trends, the outlook for the local economy remains uncertain. During the fiscal year ended June 30, 1999, troubled economic conditions in several nations throughout Europe, Asia and South and Central America created interest rate volatility for U.S. government and agency obligations. As a result of this interest rate volatility, the U.S. stock market, especially amongst financial institutions, experienced even greater volatility. Due to increased interest rate uncertainty, the overall performance of financial institutions stocks trailed the overall performance of the aggregate U.S. stock markets during the period July, 1998 through June, 1999. During the fiscal year ended June 30, 2000, the Federal Reserve Board instituted a series of interest rate increases in an effort to combat potential inflationary concerns. As a result of these interest rate increases, the overall interest rate environment remained uncertain, and the financial institution stock performance continued to trail the aggregate performance of the U.S. stock market.

   The Bank faces significant competition both in making loans and in attracting deposits. The Bank's market area has a high density of financial institutions, many of which have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies and insurance companies. The Bank has recently faced increased competition for the origination of multi-family loans, which comprised 78.3% of the Bank's loan portfolio at June 30, 2000. Management anticipates that competition for both multi-family and one-to four-family loans will continue to increase in the future. Thus, no assurances can be made that the Bank will be able to maintain its current level of such loans. The Bank's most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and direct purchases of government securities. The Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds, and from other financial institutions such as brokerage firms and insurance companies. Competition may also increase as a result of the lifting of restrictions on the overall operations of financial institutions, which may permit additional firms to compete for deposits.

LENDING ACTIVITIES

   LOAN PORTFOLIO COMPOSITION. The Bank's loan portfolio consists primarily of multi-family loans secured by apartment buildings (including loans underlying apartment buildings organized under cooperative form of ownership, "underlying cooperatives"), conventional first mortgage loans secured primarily by one- to four-family residences, including condominiums and cooperative apartment share loans, and non-residential (commercial) property loans. At June 30, 2000, the Bank's loan portfolio totaled $1.72 billion. Within the loan portfolio, $1.35 billion or 78.3% were multi-family loans, $239.7 million or 13.9% were loans to finance the purchase of one-to four-family properties and cooperative apartment share loans, $118.6 million or 6.9% were loans to finance the purchase of commercial properties, primarily small shopping centers, warehouses and nursing homes, and $7.5 million or 0.4% were loans to finance multi-family and residential properties with either full or partial credit guarantees provided by either the Federal Housing Administration (''FHA'') or the Veterans' Administration (''VA''). Of the total mortgage loan portfolio outstanding at that date, 30.0% were fixed-rate loans and 70.0% were adjustable-rate loans (''ARMs''), of which 92.1% are multi-family and non-residential property loans which carry a maturity of 10 years, and an amortization period of no longer than 25 years. At June 30, 2000, the Bank's loan portfolio also included $1.9 million in passbook loans, $3.4 million in home improvement loans, and $2.3 million in other consumer loans.

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

At June 30,
----------------------------------------------------------------------------------------------------------------------------------
                                             Percent             Percent             Percent             Percent           Percent
                                 2000           of       1999<F1>  of         1998      of        1997     of       1996      of
                                              Total               Total               Total       <F2>    Total              Total
----------------------------------------------------------------------------------------------------------------------------------
                                                                             (Dollars  In Thousands)
Mortgage loans: <F3>
One-to-four family               $212,238     12.32%  $246,075     17.75%  $125,704   13.18%  $140,798   18.68%   $170,182   29.05%
Multi-family and underlying
      cooperative               1,349,854     78.33  1,000,859     72.20    717,638   75.26    498,536   66.15     296,630   50.63
Non-residential                   118,576      6.88     88,837      6.41     50,062    5.25     43,180    5.73      37,708    6.44
FHA/VA insured                      7,536      0.44      9,699      0.70     11,934    1.25     14,153    1.88      16,686    2.85
Cooperative apartment              27,465      1.59     32,893      2.37     42,553    4.46     50,931    6.76      59,083   10.08
----------------------------------------------------------------------------------------------------------------------------------
Total mortgage loans            1,715,669     99.56  1,378,363     99.43    947,891   99.40    747,598   99.20     580,289   99.05
----------------------------------------------------------------------------------------------------------------------------------

Other loans:
Student loans                         990      0.05        794      0.06        677    0.07      1,005    0.13       1,307    0.22
Passbook savings (secured by
      savings and time
      deposits)                     1,900      0.11      2,271      0.16      2,367    0.25      2,801    0.37       3,044    0.52
Home improvement loans              3,410      0.20      3,666      0.27      1,753    0.18      1,243    0.16         891    0.15
Consumer installment and            1,348      0.08      1,100      0.08        919    0.10      1,027    0.14         323    0.06
Other
----------------------------------------------------------------------------------------------------------------------------------
Total other loans                   7,648      0.44      7,831      0.57      5,716    0.60      6,076    0.80       5,565    0.95
----------------------------------------------------------------------------------------------------------------------------------
Gross loans                     1,723,317    100.00% 1,386,194    100.00%   953,607  100.00%   753,674  100.00%    585,854  100.00%

Less:
Unearned discounts and net
      deferred loan fees            2,017                2,853                3,486              3,090               2,168
Allowance for loan losses          14,785               15,081               12,075             10,726               7,812
----------------------------------------------------------------------------------------------------------------------------------
Loans, net                     $1,706,515           $1,368,260             $938,046           $739,858            $575,874
==================================================================================================================================
Loans serviced for others:
One-to-four family and
      cooperative apartment       $47,909              $53,564              $55,802            $60,242             $63,360
Multi-family and underlying
      cooperative                     281                  293                2,817              9,406              27,690
----------------------------------------------------------------------------------------------------------------------------------
Total loans serviced for
      others                      $48,190              $53,857              $58,619            $69,648             $91,050
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

LOAN ORIGINATIONS, PURCHASES, SALES AND SERVICING. The Bank originates both ARMs and fixed-rate loans, which activity is dependent upon customer demand and market rates of interest, and generally does not purchase whole mortgage loans or loan participations. Generally, the Bank sells all originated one-to-four family fixed-rate mortgage loans in the secondary market to the Federal National Mortgage Association (''Fannie Mae''), the Federal Home Loan Mortgage Corporation (''Freddie Mac''), the State of New York Mortgage Agency (''SONYMA'') and other private secondary market purchasers. ARMs, including adjustable-rate multi-family loans, and fixed-rate multi-family and non-residential mortgage loans with maturities up to 15 years, are retained for the Bank's portfolio. For the fiscal year ended June 30, 2000 origination of ARMs totaled $411.0 million or 84.5% of all loan originations. Originations of fixed-rate mortgage loans totaled $75.4 million, virtually all of which were multi-family and non-residential real estate loans. Sales of fixed-rate one-to four-family mortgage and student loans totaled $1.5 million. The Bank generally sells all fixed-rate loans without recourse and retains the servicing rights. As of June 30, 2000, the Bank was servicing $48.2 million of loans for non-related institutions. The Bank generally receives a loan servicing fee equal to 0.25% of the outstanding principal balance for servicing loans sold.

   The following table sets forth the Bank's loan originations, loan sales and principal repayments for the periods indicated.

                                                                                          For the Years Ended June 30,
                                                                                        ---------------------------------
(Dollars  in Thousands)                                                       2000                    1999                 1998
                                                                             --------               --------             --------
Loans (gross):
At beginning of period                                                     $1,386,194               $953,607             $753,674
Mortgage loans originated:
One-to four-family                                                              3,165                 16,657               11,438
Multi-family and underlying cooperative                                       453,682                424,276              292,555
Non-residential                                                                28,824                 28,253               15,929
Cooperative apartment                                                             744                  2,187                1,281
Construction                                                                       24                    130                   -
                                                                             --------               --------             --------
Total mortgage loans originated                                               486,439                471,503              321,203
Other loans originated                                                          8,937                  6,567                5,101
                                                                             --------               --------             --------
Total loans originated                                                        495,376                478,070              326,304
                                                                             --------               --------             --------
Loans acquired <F1>                                                                -                 192,318                   -
Less:
Principal repayments                                                          156,306                230,482              120,240
Loans sold <F2>                                                                 1,518                  6,977                5,352
Loans transferred from real estate pending foreclosure                             -                      -                    -
Mortgage loans transferred to Other Real Estate Owned                             429                    342                  779
                                                                             --------               --------             --------
Unpaid principal balance at end of period                                  $1,723,317             $1,386,194             $953,607
                                                                             ========               ========             ========

<F1> Comprised primarily of one-to-four family mortgage loans received in the
      FIBC Acquisition.
<F2> Includes fixed-rate mortgage loans and student loans.

   LOAN MATURITY AND REPRICING. The following table shows the earlier of maturity or repricing period of the Bank's loan portfolio at June 30, 2000. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on the Bank's loan portfolio totaled $156.3 million for the year ended June 30, 2000.

                                                                            At June 30, 2000
--------------------------------------------------------------------------------------------------------------------------------
                                                                      Mortgage  Loans
                                  -----------------------------------------------------------------------
                                                    Multi-
                                                  family and
                                                  Underlying
                                  One-to-Four-    Cooperative       Non-          FHA/VA      Cooperative     Other       Total
                                    Family          Loans        Residential      Insured      Apartment      Loans       Loans
--------------------------------------------------------------------------------------------------------------------------------
                                                                  (Dollars In Thousands)
Amount due:
One year or less                      $33,202       $29,649          $4,479          $14        $17,431      $7,008      $91,783
--------------------------------------------------------------------------------------------------------------------------------
After one year:
One to three years                     18,500       173,399          20,022           16          7,021         640      219,598
More than three years to five
   years                                9,273       265,753          34,456           75            533          -       310,090
More than five years to ten
   years                               38,546       810,126          51,473        2,126            104          -       902,375
More than ten years to twenty
   years                               51,992        70,927           8,146        5,305          2,376          -       138,746
Over twenty years                      60,725            -               -            -              -           -        60,725
--------------------------------------------------------------------------------------------------------------------------------
Total due or repricing after one
   year                               179,036     1,320,205         114,097        7,522         10,034         640    1,631,534
--------------------------------------------------------------------------------------------------------------------------------
Total amounts due or repricing,
   gross                             $212,238    $1,349,854        $118,576       $7,536        $27,465      $7,648   $1,723,317
================================================================================================================================

   The following table sets forth the dollar amounts in each loan category at June 30, 2000 that are due after June 30, 2001, and whether such loans have fixed or adjustable-interest rates.

                                                            Due after June 30, 2001
                                         ---------------------------------------------------
                                             Fixed             Adjustable            Total
                                           ---------            ---------          ---------
                                                      (Dollars In Thousands)
Mortgage loans:
   One-to-four family                       $148,763              $30,273           $179,036
   Multi-family and underlying
      cooperative                            325,050              995,155          1,320,205
   Non-residential                            30,879               83,218            114,097
   FHA/VA insured                              7,522                   -               7,522
   Cooperative apartment                       2,502                7,532             10,034
Other loans                                       -                   640                640
                                           ---------            ---------          ---------
Total loans                                 $514,716           $1,116,818         $1,631,534
                                           =========            =========          =========

   MULTI-FAMILY AND NON-RESIDENTIAL LENDING. The Bank originates adjustable-rate and fixed-rate multi-family (five or more units) and non-residential loans which are secured primarily by apartment buildings, underlying cooperatives, mixed-use (residential combined with commercial) and other non-residential properties, generally located in the Bank's primary lending area. The main competitors for loans in this market tend to be other small- to medium-sized local savings institutions. Multi-family and non-residential loans in the Bank's portfolio generally range in amount from $100,000 to $8.7 million, and have an average loan size of approximately $827,000. Multi-family loans in this range generally have between 5 and 100 apartments per building. The Bank had a total of $1.22 billion of multi-family loans in its portfolio on buildings with under 100 units as of June 30, 2000. Mostly as a result of rent control and rent stabilization, the associated rent rolls for buildings of this type indicate a rent range that would be considered affordable for low- to moderate-income households. In addition, at June 30, 2000, the Bank had a total of $180.7 million in loans secured by mortgages on underlying cooperative apartment buildings.

   The Bank originated multi-family loans totaling $453.7 million during the fiscal year ended June 30, 2000, versus $424.3 million during the year ended June 30, 1999. At June 30, 2000, the Bank had $57.5 million of commitments outstanding to originate mortgage loans, which included $2.4 million of commitments to refinance existing mortgage loans. This compares to $125.3 million of commitments outstanding at June 30, 1999, as recent increases in interest rates have significantly reduced the multi-family loan origination and refinance activities. All the mortgage commitments outstanding at June 30, 2000 were issued to borrowers within the Bank's service area, $56.2 million of which are secured by multi-family and underlying cooperative apartment buildings.

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

   At June 30, 2000, the Bank had multi-family and underlying cooperative loans totaling $1.35 billion in its portfolio, comprising 78.3% of the gross loan portfolio. The underwriting standards for new loans generally require (1) a maximum loan-to-value ratio of 75% based on an appraisal performed by an independent, state-certified appraiser and (2) sufficient cash flow from the underlying property to adequately service the debt, represented by a debt service ratio not below 1.15. Of the Bank's multi-family loans, $1.17 billion, or 86.6%, were secured by apartment buildings and $180.7 million, or 13.4%, were secured by underlying cooperatives at June 30, 2000. Multi-family loans are generally viewed as exposing the Bank to a greater risk of loss than one- to four-family residential loans and typically involve higher loan principal amounts. At June 30, 2000, the Bank had 127 multi-family and non-residential loans with principal balances greater than $2.0 million, totaling $419.1 million. These loans, while underwritten to the same standards as all other multi-family and non-residential loans, tend to expose the Bank to a higher degree of risk due to the potential impact of losses from any one loan relative to the size of the Bank's capital position. As of June 30, 2000, none of these loans were in arrears nor in the process of foreclosure. See ''- Asset Quality.''

   Repayment of multi-family loans is dependent, in large part, on sufficient cash flow from the property to cover operating expenses and debt service. Economic events and government regulations, such as rent control and rent stabilization laws, which are outside the control of the borrower or the Bank, could impair the value of the security for the loan or the future cash flow of such properties. As a result, rental income might not rise sufficiently over time to meet increases in the loan rate at repricing, or increases in overhead expenses (I.E., utilities, taxes). During the last five fiscal years, the Bank's charge-offs related to its multi-family loan portfolio totaled $1.7 million. As of June 30, 2000, the Bank had $2.6 million of non-performing multi-family loans. See "- Asset Quality and - Allowance for Loan Losses" for discussions of the Bank's underwriting procedures utilized in originating multi-family loans.

   The Bank's loan portfolio also includes $118.6 million in non-residential real estate mortgage loans which represented 6.88% of gross loans at June 30, 2000. This portfolio is comprised of commercial and industrial properties, and shopping centers. The Bank utilizes, where appropriate, rent or lease income, business receipts, the borrowers' credit history and business experience, and comparable appraisal values when underwriting non-residential applications. As of June 30, 2000, there were no non-performing non-residential loans in the Bank's portfolio. Like multi-family loans, the repayment of non-residential real estate mortgage loans is dependent, in large part, upon sufficient cash flows from the property to cover operating expenses and debt service. For this reason, non-residential real estate mortgage loans are considered to include greater risk than one to four-family residential loans.

   The Bank's three largest loans at June 30, 2000, consisted of a $8.7 million loan secured by a first mortgage on a 276 unit apartment building located in midtown Manhattan originated in May, 1997; an $8.3 million first mortgage loan, originated in June, 1997, secured by a 631 unit apartment building located in the Forest Hills section of Queens; and a $7.8 million first mortgage loan, originated in September, 1998, secured by a 129 unit apartment building located in Manhattan. As of June 30, 2000, all of these loans were performing in accordance with their terms. See "-Regulation of Federal Savings Associations
- Loans to One Borrower." While the loans are current, their large loan balances subject the Bank to greater potential losses in the event of non-compliance by the borrower.

   The Bank also currently services a total of $281,000 in multi-family loans for various private investors. These loans were sold in the late 1980s, without recourse.

   ONE-TO FOUR-FAMILY MORTGAGE AND COOPERATIVE APARTMENT LENDING. The Bank offers residential first mortgage loans secured primarily by owner-occupied, one-to-four family residences, including condominiums, and cooperative apartment share loans. Lending is primarily confined to an area covered by a 50-mile radius from the Bank's Main Office in Brooklyn. The Bank offers conforming and non-conforming fixed-rate mortgage loans and adjustable-rate mortgage loans with maturities of up to 30 years and a maximum loan amount of $500,000. The Bank's residential mortgage loan originations are generally obtained from existing or past loan customers, depositors of the Bank, members of the local community and referrals from attorneys, realtors and independent mortgage brokers who refer members of the communities located in the Bank's primary lending area. The Bank is a participating seller/servicer with several government-sponsored mortgage agencies: Fannie Mae, Freddie Mac, and SONYMA, and generally underwrites its one-to-four family residential mortgage loans to conform with standards required by these agencies. Although the collateral for cooperative apartment loans is comprised of shares in a cooperative corporation (a corporation whose primary asset is the underlying real estate), cooperative apartment loans generally are treated as one-to-four family loans. The Bank's portfolio of such loans is $27.5 million, or 1.6% of total loans as of June 30, 2000. The market for cooperative apartment loan financing has improved over the past five years with the support of certain government agencies, particularly SONYMA and Fannie Mae, who are insuring and purchasing, respectively, cooperative apartment share loans in qualifying buildings. The Bank adheres to underwriting guidelines established by SONYMA and Fannie Mae for all fixed-rate cooperative apartment loans which are originated for sale. Adjustable-rate cooperative apartment loans continue to be originated both for portfolio and for sale.

   At June 30, 2000, $239.7 million, or 13.9%, of the Bank's loans consisted of one-to-four family and cooperative apartment mortgage loans. ARMs represented 36.5% of total one-to-four-family and cooperative apartment loans, while fixed-rate mortgages comprised 63.5% of the total. The majority of these loans were obtained through the acquisitions of Conestoga and FIBC. The Bank, which is not an aggressive one-to-four-family mortgage lender, currently offers one-to four-family and cooperative apartment mortgage ARMs secured by residential properties with rates that adjust every one or three years. One-to-four family ARMs are offered with terms of up to 30 years. The interest rate at repricing on one-to-four family ARMs currently offered fluctuates based upon a spread above the average yield on United States Treasury securities, adjusted to a constant maturity which corresponds to the adjustment period of the loan (the ''U.S. Treasury constant maturity index'') as published weekly by the Federal Reserve Board. Additionally, one and three-year one-to-four family ARMs are generally subject to limitations on interest rate increases of 2% and 3%, respectively, per adjustment period, and an aggregate adjustment of 6% over the life of the loan.

   The volume and types of ARMs originated by the Bank have been affected by such market factors as the level of interest rates, competition, consumer preferences and availability of funds. During the fiscal years ended June 30, 1998 and 1999, demand for one-to-four family ARMs was relatively weak due to the prevailing low interest rate environment and consumer preference for fixed-rate loans. For the year ended June 30, 2000, since the Bank continued to not aggressively pursue ARM one- to four-family loans, it originated only $383,000 of one-to four-family and cooperative apartment mortgage ARMs. Accordingly, although the Bank will continue to offer one-to four-family ARMs, there can be no assurance that in the future the Bank will be able to originate or will desire to originate a sufficient volume of one-to four- family ARMs to increase or maintain the proportion that these loans bear to total loans.

   The Bank currently offers fixed-rate mortgage loans with terms of 10 to 30 years secured by one-to four-family residences and cooperative apartments. Interest rates charged on fixed-rate loans are based upon market conditions. The Bank generally originates fixed-rate loans for sale in amounts up to the maximum allowed by Fannie Mae, Freddie Mac and SONYMA, with private mortgage insurance required for loans with loan-to-value ratios in excess of 80%. For the year ended June 30, 2000, the Bank originated $3.8 million of fixed-rate, one-to four-family residential mortgage and cooperative apartment loans.

   The Bank generally sells its newly originated conforming fixed-rate mortgage loans either to its wholly-owned subsidiary, DSBW Residential Preferred Funding, or in the secondary market to federal and state agencies such as Fannie Mae, Freddie Mac and SONYMA, and its non-conforming fixed-rate mortgage loans to various private sector secondary market purchasers. With few exceptions, such as SONYMA, the Bank retains the servicing rights on all such loans sold. For the year ended June 30, 2000, the Bank sold mortgage loans totaling $1.2 million to non-affiliates. As of June 30, 2000, the Bank's portfolio of one-to-four family fixed-rate mortgage loans serviced for others totaled $47.9 million.

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

   Home equity loans currently are originated to a maximum of $250,000. When combined with the balance of the first mortgage lien, the home equity loan may not exceed 75% of the appraised value of the property at the time of the loan commitment. The Bank's home equity loans outstanding at June 30, 2000, totaled $8.7 million against total available credit lines of $16.4 million. During the fiscal years ended June 30, 1998 and 1999, the Bank offered home-equity line promotions to selected mortgage customers, which resulted in the increase in credit lines from $1.2 million at June 30, 1997 to $8.7 million at June 30, 2000.

   OTHER LENDING. The Bank also originates other loans, primarily student and passbook loans. Total other loans outstanding at June 30, 2000, amounted to $7.6 million, or 0.44%, of the Bank's loan portfolio. Passbook loans, totaling $1.9 million, and home improvement loans, totaling $3.4 million, comprise the majority of the Bank's other loan portfolio.

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

   For all one-to four-family loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income, assets and certain other information are verified by an independent credit agency, and if necessary, additional financial information is required to be submitted by the borrower. An appraisal of the real estate intended to secure the proposed loan is required, which currently is performed by an independent appraiser designated and approved by the Board of Directors. In certain cases, the Bank may also require certain environmental hazard reports on multi-family properties. It is the Bank's policy to require appropriate insurance protection, including title and hazard insurance, on all real estate mortgage loans prior to closing. Borrowers generally are required to advance funds for certain items such as real estate taxes, flood insurance and private mortgage insurance, when applicable.

ASSET QUALITY

   DELINQUENT LOANS AND FORECLOSED ASSETS. Management reviews delinquent loans on a continuous basis and reports monthly to the Board of Directors regarding the status of all delinquent and non-accrual loans in the Bank's portfolio. The Bank's real estate loan servicing policies and procedures require that the Bank initiate contact with a delinquent borrower as soon after the tenth day of delinquency as possible. Generally, the policy calls for a late notice to be sent 10 days after the due date of the late payment. If payment has not been received within 30 days of the due date, a letter is sent to the borrower. Thereafter, periodic letters and phone calls are placed to the borrower until payment is received. In addition, Bank policy calls for the cessation of interest accruals on loans delinquent 90 days or more. When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain the full payment due, or work out a repayment schedule with the borrower to avoid foreclosure. Generally, foreclosure proceedings are initiated by the Bank when a loan is 90 days past due. As soon as practicable after initiating foreclosure proceedings on a loan, the Bank prepares an estimate of the fair value of the underlying collateral. It is the Bank's general policy to dispose of properties acquired through foreclosure or deeds in lieu thereof as quickly and as prudently as possible in consideration of market conditions, the physical condition of the property, and any other mitigating conditions. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is generally sold at foreclosure or by the Bank as soon thereafter as practicable.

   The Bank retains outside counsel experienced in foreclosure and bankruptcy procedures to institute foreclosure and other actions on the Bank's delinquent loans.

   Non-performing loans totaled $4.4 million at June 30, 2000, as compared to $3.0 million at June 30, 1999. Of the $4.4 million non-performing loans at June 30, 2000, $1.6 million relates to one multi-family loan which entered foreclosure in June, 2000. The Company had 25 loans totaling $754,000 delinquent 60-89 days at June 30, 2000, as compared to 23 such delinquent loans totaling $819,000 at June 30, 1999. The Company has experienced a shift in the composition of its 60-89 day delinquencies from its conventional mortgage portfolio, which loans typically carry larger average balances, to smaller balance FHA/VA insured and consumer loans.

   Under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan," ("SFAS 114"), the Company is required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a debt constitutes a troubled-debt restructuring if the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled-debt restructurings, however, and troubled-debt restructurings do not necessarily result in non-accrual loans. The Company had one loan classified as troubled-debt restructuring at June 30, 2000, totaling $700,000, which was on accrual status as it has been performing in accordance with the restructuring terms for over one year. Troubled-debt restructurings totaled $1.3 million at June 30, 1999, consisting of 2 loans, as one troubled-debt restructuring totaling $590,000 was paid-in-full during the fiscal year ended June 30, 2000. The current regulations of the Office of Thrift Supervision require that troubled-debt restructurings remain classified as such until either the loan is repaid or returns to its original terms. The Company did not have any new troubled-debt restructurings during the fiscal year ended June 30, 2000.

   Under SFAS 114, the Bank established guidelines for determining and measuring impairment in loans. In the event the carrying balance of the loan, including all accrued interest, exceeds the estimate of fair value, the loan is considered to be impaired and a reserve is established. The recorded investment in loans deemed impaired was approximately $2.6 million as of June 30, 2000, compared to $1.6 million at June 30, 1999, and the average balance of impaired loans was $1.5 million for the year ended June 30, 2000 compared to $2.3 million for the year ended June 30, 1999. At June 30, 2000, reserves have been provided on all impaired loans within specific reserves totaling $130,000 allocated within the allowance for loan losses. Generally, the Bank considers non-performing loans to be impaired loans. However, at June 30, 2000, $1.8 million of one-to four-family, cooperative apartment and consumer loans on nonaccrual status are not deemed impaired under SFAS 114. All of these loans have outstanding balances less than $227,000, and are considered a homogeneous loan pool not covered by SFAS 114.

   NON-PERFORMING  ASSETS AND  TROUBLED-DEBT  RESTRUCTURINGS.    The  following
table sets forth information regarding the Bank's non-performing assets and troubled-debt restructurings at the dates indicated.

                                                                            At June 30,
                                                 2000              1999              1998              1997              1996
                                              ---------         ---------         ---------         ---------         ---------
                                                                            (Dollars In Thousands)
Non-performing loans:
   One-to-four family                            $1,769            $1,577              $471            $1,123            $1,149
   Multi-family and underlying
      cooperative                                 2,591             1,248               236             1,613             4,734
   Cooperative apartment                             54               133               133               415               668
   Other loans                                        7                43                44                39                -
                                              ---------         ---------         ---------         ---------         ---------
Total non-performing loans                        4,421             3,001               884             3,190             6,551
Total Other Real Estate Owned                       381               866               825             1,697             1,946
                                              ---------         ---------         ---------         ---------         ---------
Total non-performing assets                      $4,802            $3,867            $1,709            $4,887            $8,497
                                              =========         =========         =========         =========         =========
Troubled-debt restructurings                       $700            $1,290            $3,971            $4,671            $4,671
Total non-performing assets and troubled-
       debt restructurings                       $5,502            $5,157            $5,680            $9,558           $13,168
                                              =========         =========         =========         =========         =========
Impaired loans                                   $2,591            $1,563            $3,136            $4,294            $7,419

Total non-performing loans to total loans          0.26%             0.22%             0.09%             0.43%             1.12%

Total non-performing loans and troubled-
   debt restructurings to total loans              0.30              0.31              0.51              1.05              1.92

Total non-performing assets to total
   assets <F1>                                     0.19              0.17              0.11              0.37              0.62

Total non-performing assets and troubled-
   debt restructurings to total assets             0.22              0.23              0.35              0.73              0.96
--------------------------

<F1> Adjusting total assets at June 30, 1996, for $131.0 million of excess subscription proceeds related to the Company's initial public offering, total non-performing assets to total assets were 0.68% at June 30, 1996. The excess subscription proceeds were refunded by the Company on July 1, 1996.

   OTHER REAL ESTATE OWNED ("OREO"). Property acquired by the Bank as a result of a foreclosure on a mortgage loan is classified as OREO and is recorded at the lower of the recorded investment in the related loan or the fair value of the property at the date of acquisition, with any resulting write down charged to the allowance for loan losses. The Bank obtains an appraisal on an OREO property as soon as practicable after it takes possession of the real property. The Bank will generally reassess the value of OREO at least annually thereafter. The balance of other real estate owned ("OREO")was $381,000, consisting of 7 properties, at June 30, 2000 compared to $866,000, consisting of 13 properties, at June 30, 1999. During the year ended June 30, 2000, total additions to OREO were $429,000. Offsetting these additions, were OREO sales and charge-offs of $1.0 million during the year ended June 30, 2000. All charge-offs were recorded against the allowance for losses on real estate owned, which was $45,000 as of June 30, 2000.

   CLASSIFIED ASSETS. The Bank's Loan Loss Reserve Committee meets every other month to review all problem loans in the portfolio to determine whether any loans require reclassification in accordance with applicable regulatory guidelines. Recommendations are reported by the Loan Loss Reserve Committee to the Board of Directors on a quarterly basis. The Loan Loss Reserve Committee, subject to Board approval, establishes policies relating to the internal classification of loans and believes that its classification policies are consistent with regulatory policies. All non-performing loans and OREO are considered to be classified assets. In addition, the Bank maintains a "watch list" comprised of 37 loans totaling $3.6 million at June 30, 2000 which, while performing, are characterized by weaknesses which require special attention from management and are considered to be potential problem loans. All loans on the watch list are considered to be classified assets or are otherwise categorized as "Special Mention" as discussed below. As a result of its bi-monthly review of the loan portfolio, the Loan Loss Reserve Committee may decide to reclassify one or more of the loans on the watch list.

   Federal regulations and Bank policy require that loans and other assets considered to be of lesser quality be classified as ''Substandard,'' ''Doubtful'' or ''Loss'' assets. An asset is considered ''Substandard'' if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. ''Substandard'' assets have a well-defined weakness or weaknesses and are characterized by the distinct possibility that the Bank will sustain ''some loss'' if deficiencies are not corrected. Assets classified as ''Doubtful'' have all of the weaknesses inherent in those classified ''Substandard'' with the added characteristic that the weaknesses present make ''collection or liquidation in full,'' on the basis of current existing facts, conditions, and values, ''highly questionable and improbable.'' Assets classified as ''Loss'' are those considered ''uncollectible'' and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses that deserve management's attention are designated ''Special Mention'' by management. At June 30, 2000 the Bank had $2.1 million of loans designated Special Mention.

   At June 30, 2000, the Bank had $7.3 million of assets classified Substandard, consisting of 39 loans and 7 other real estate owned properties, and no assets classified as Doubtful or Loss. At June 30, 1999, the Bank had $4.0 million of assets classified Substandard, consisting of 29 loans and 9 other real estate owned properties, $328,000 of assets classified as Doubtful, consisting of 1 loan, and no assets classified as Loss.

   The following table sets forth at June 30, 2000 the Bank's aggregate carrying value of the assets classified as Substandard, Doubtful or Loss or designated as Special Mention.

                                 Special Mention            Substandard                  Doubtful                     Loss
---------------------------------------------------------------------------------------------------------------------------------
                                Number       Amount       Number       Amount       Number       Amount       Number       Amount
---------------------------------------------------------------------------------------------------------------------------------
                                                                       (Dollars In Thousands)
Mortgage Loans:
   One-to-four family                3         $357           27       $2,976           -           $-              -         $-
   Multi-family and
     underlying
     cooperative                     2        1,476            6        3,646           -            -              -          -
   Cooperative apartment             7          272            6          298           -            -              -          -
                                ------       ------       ------       ------       ------       ------         ------     ------
Total Mortgage Loans                12        2,105           39        6,920           -            -              -          -
                                ------       ------       ------       ------       ------       ------         ------     ------
Other Real Estate Owned:
   One-to-four family               -            -             1          134           -            -              -          -
   Cooperative apartment            -            -             6          247           -            -              -          -
                                ------       ------       ------       ------       ------       ------         ------     ------
Total Other Real Estate
   Owned                            -            -             7          381           -            -              -          -
                                ------       ------       ------       ------       ------       ------         ------     ------
Total                               12       $2,105           46       $7,301           -           $-              -         $-
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

   Loan loss reserves are established based upon a review of the two componentsof the Bank's loan portfolio, performing loans and non-performing loans. Performing loans are reviewed based upon the premise that certain loans within the loan portfolio have incurred losses as of the balance sheet date which have not yet been identified. The evaluation process is thus based upon the Bank's historical loss experience.

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

   The Bank has maintained its allowance for loan losses to a level which management believes is adequate to absorb probable losses that may be incurred within the Bank's loan portfolio. The allowance for loan losses decreased $296,000 from June 30, 1999 to June 30, 2000, as net charge-offs of $536,000 were partially offset by provisions to the allowance of $240,000.
Of the total net charge-offs during the fiscal year ended June 30, 2000, $454,000 related to a loan pool participation investment acquired from FIBC. Upon consummating the FIBC acquisition, we provided reserves within our overall loan loss allowance to cover this potential loss on the loan pool investment. After attempting to recover this portion of the total investment, we determined in November, 1999, that it would not be collectible and should be charged-off.

   The following table sets forth activity in the Bank's allowance for loan losses at or for the dates indicated.

                                                                        At or for the Year Ended June 30,
                                                -------------------------------------------------------------------------------
                                                   2000              1999             1998              1997             1996
                                                 --------          --------         --------          --------         --------
                                                                         (Dollars In Thousands)
Total loans outstanding at end of period <F1>  $1,721,200        $1,383,341         $950,121          $750,584         $583,686
                                                 ========          ========         ========          ========         ========
Average total loans outstanding <F1>           $1,563,656        $1,164,982         $843,148          $648,357         $449,063
                                                 ========          ========         ========          ========         ========
ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of period                    $15,081           $12,075          $10,726            $7,812           $5,174
Provision for loan losses                             240               240            1,635             4,200            2,979
Charge-offs
   One-to-four family                                (500)              (10)            (165)             (104)             (21)
   Multi-family and underlying cooperative             -                (98)             (49)             (985)            (553)
   Non-residential                                     -                 -                -                 -              (274)
   FHA/VA insured                                      -                 -                -                 -                -
   Cooperative apartment                              (24)              (62)            (112)             (276)            (170)
   Other                                              (21)              (38)              (2)              (23)              (5)
                                                 --------          --------         --------          --------         --------
Total charge-offs                                    (545)             (208)            (328)           (1,388)          (1,023)
                                                 --------          --------         --------          --------         --------
Recoveries                                              9                 7               42               102               14
                                                 --------          --------         --------          --------         --------
Reserve acquired in purchase acquisition               -              2,967               -                 -               668
                                                 --------          --------         --------          --------         --------
Balance at end of period                          $14,785           $15,081          $12,075           $10,726           $7,812
                                                 ========          ========         ========          ========         ========
Allowance for loan losses to total loans
   at end of period                                  0.86%             1.09%            1.27%             1.43%            1.34%

Allowance for loan losses to total non-
   performing loans at end of period               334.43            502.53         1,365.95            336.24           119.25

Allowance for loan losses to total non-
   performing loans and troubled-debt
   restructurings at end of period                 288.71            351.46           248.71            136.45            69.61

Ratio of net charge-offs to average loans
   outstanding during the period                     0.03              0.03             0.03              0.20             0.22

ALLOWANCE FOR LOSSES ON OTHER REAL ESTATE
OWNED:
Balance at beginning of period                       $149              $164             $187              $114              $-
Provision charged to operations                        25                16              114               450              586
Charge-offs, net of recoveries                       (129)              (31)            (137)             (377)            (472)
                                                 --------          --------         --------          --------         --------
Balance at end of period                              $45              $149             $164              $187             $114
                                                 ========          ========         ========          ========         ========
_______________________________________

<F1> Total loans represents loans, net, plus the allowance for loan losses.
    During the fiscal year ended June 30, 1999, the Bank acquired $192.3 million of loans from FIBC.

   The following table sets forth the Bank's allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated.

                                                                At June 30,
---------------------------------------------------------------------------------------------------------------------------------
                         2000                   1999                    1998                    1997                  1996
---------------------------------------------------------------------------------------------------------------------------------
                            Percent                 Percent                 Percent                Percent               Percent
                            of Loan                 of Loan                 of Loan                of Loan               of Loan
                            in Each                 in Each                 in Each                in Each               in Each
                            Category                Category                Category               Category              Category
               Allowance    to Total  Allowance     to Total    Allowance   to Total   Allowance   to Total    Allowance to Total
                Amount      Loans(1)   Amount       Loans<F1>     Amount     Loans<F1>   Amount    Loans<F1>    Amount   Loans<F1>
---------------------------------------------------------------------------------------------------------------------------------
                                                     (Dollars in Thousands)
Impaired
  loans <F2>        $130       0.15         $62         0.11%        $23         0.33%       $122        0.58%      $955     1.30%
One-to-four
  family           3,176      12.23       4,112        17.86         669        13.32         820       19.04      1,171    29.90
Multi-family
  and
  underlying
  cooperative     10,000      78.65       9,652        72.63      10,160        75.90       7,398       66.83      3,808    50.81
Non-
  residential      1,095       6.92         699         6.45         445         5.32         862        5.84        605     6.63
Cooperative
  apartment          254       1.60         414         2.39         605         4.52       1,355        6.89      1,085    10.38
Other                130       0.45         142         0.56         173         0.61         169        0.82        188     0.98
---------------------------------------------------------------------------------------------------------------------------------
Total            $14,785     100.00%    $15,081       100.00%    $12,075       100.00%    $10,726      100.00%    $7,812   100.00%
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

INVESTMENT ACTIVITIES

   INVESTMENT STRATEGIES OF THE COMPANY - The Company's principal asset is its investment in the Bank's common stock, which amounted to $194.4 million at June 30, 2000. The Company's other investments at that date totaled $60.1 million. The largest component of these investments were Ginnie Mae adjustable rate mortgage-backed securities totaling $42.0 million, which are tied closely to short-term borrowings. The remaining $18.9 of investment securities are utilized for general business activities, which may include, but are not limited to: (1) repurchases of Common Stock, (2) acquisition of other companies, (3) subject to applicable limitations, the payment of dividends, and/or (4) investments in the equity securities of other financial institutions and other investments not permitted for federally-insured institutions. There can be no assurance that the Company will engage in any of these activities in the future.

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

   The Company did not engage in any hedging transactions utilizing derivative instruments (such as interest rate swaps and caps) during the fiscal year ended June 30, 2000, and did not have any such hedging transactions in place at June 30, 2000. In the future, the Company may, with Board approval, engage in hedging transactions utilizing derivative instruments.

   MORTGAGE-BACKED SECURITIES. In its securities investment activities over the past few years the Company has increased its purchases of mortgage-backed securities, which provide the portfolio with investments consisting of desirable repricing, cash flow and credit quality characteristics. Mortgage-backed securities generally yield less than the loans that underlie the securities because of the cost of payment guarantees and credit enhancements that reduce credit risk to the investor. While mortgage-backed securities backed by federally sponsored agencies carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that fluctuating interest rates, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities. However, mortgage-backed securities are more liquid than individual mortgage loans and may readily be used to collateralize borrowings of the Company. The Company's investment in mortgage-backed securities totaled $442.7 million, or 17.7% of total assets at June 30, 2000. Approximately 36.8% of the mortgage-backed securities portfolio, was comprised of securities backed by either the Governmental National Mortgage Association (''Ginnie Mae''), Freddie Mac, or Fannie Mae. In addition to the superior credit quality provided by the agency backing, the mortgage-backed securities portfolio also provides the Company with important interest rate risk management features.

   At June 30, 2000, the Company had $279.9 million in CMOs and REMICs, which comprise the largest component of the Bank's mortgage-backed securities. All of the securities are either backed by U.S agency obligations or have been issued by highly reputable financial institutions. In addition, all of the non-agency backed obligations had been rated in the highest rating category by at least one nationally recognized rating agency at the time of purchase. In addition, none of these securities have stripped principal and interest components and the Company is positioned in priority tranches in all securities. The majority of these securities have been purchased using funds from short-term borrowings as part of reverse repurchase transactions, in which these securities act as collateral for the borrowed funds. As of June 30, 2000, the fair value of these securities was approximately $7.8 million below their cost basis, due primarily to reductions in market values associated with increased short-term interest rates during the period May, 1999 through June, 2000.

   The Company's remaining mortgage-backed securities portfolio is comprised of a $116.0 million investment in adjustable rate Ginnie Mae, Freddie Mac and Fannie Mae pass-through securities which have an average term to next rate adjustment of less than one year, a $31.9 million investment in seasoned fixed-rate Ginnie Mae, Fannie Mae and Freddie Mac pass-through securities, with an estimated remaining life of less than three years, and a $15.2 million investment in mortgage-backed securities, which provide a return of principal and interest on a monthly basis, and have original maturities of between five to seven years, at which point the entire remaining principal balance is repaid (the ''balloon'' payment).

   GAAP requires that investments in equity securities that have readily determinable fair values and all investments in debt securities be classified in one of the following three categories and accounted for accordingly: trading securities, securities available for sale, or securities held to maturity. The Company had no securities classified as trading securities during the year ended June 30, 2000, and does not intend to trade securities. Unrealized gains and losses on available for sale securities are excluded from earnings and are reported as a separate component of stockholders' equity referred to as other comprehensive income, net of deferred taxes. At June 30, 2000, the Company had $550.5 million of securities classified as available for sale which represented 22.00% of total assets at June 30, 2000. Given the size of the available for sale portfolio, future fluctuations in market values of these securities could result in fluctuations in the Company's stockholders' equity.

   The maturities on the Bank's fixed-rate mortgage-backed securities (balloon payment securities, seasoned Ginnie Mae's and Freddie Mac's) are relatively short as compared to the final maturities on its ARMs and CMO portfolios. Except for fixed rate mortgage backed securities acquired from Conestoga, which were generally classified as available for sale, the Company typically classifies purchased fixed rate mortgage-backed securities as held-to-maturity, and carries the securities at amortized cost. The Company has the intent and ability to hold these securities to final maturity. The Company typically classifies purchased ARMs and CMOs as available for sale, in recognition of the greater prepayment uncertainty associated with these securities, and carries these securities at fair market value.

The following table sets forth activity in the Company's mortgage-backed securities portfolio for the periods indicated.

                                                                   For the Year Ended June 30,
                                                    ---------------------------------------------------
                                                      2000                 1999                 1998
                                                    ---------            ---------            ---------
                                                                    (Dollars In Thousands)
Amortized cost at beginning of period                $530,306             $408,086             $306,164
Purchases/ Sales (net)                                    247              263,644              193,086
Principal repayments                                  (78,874)            (179,434)             (90,686)
Premium and discount amortization, net                   (190)                 230                 (478)
Securities acquired in purchase of FIBC(1)                 -                37,780                   -
                                                    ---------            ---------            ---------
Amortized cost at end of period                      $451,489             $530,306             $408,086
                                                    =========            =========            =========

<F1> Amount comprised of $13.8 million of Freddie Mac securities, $8.7 million of Fannie Mae securities and $15.3 of Ginnie Mae securities.

The following table sets forth the amortized cost and fair value of the Company's securities at the dates indicated.

                                                          At June 30,
                     -------------------------------------------------------------------------------------------------------------
                                               2000                          1999<F1>                             1998
                     -------------------------------------------------------------------------------------------------------------
                                    Amortized                         Amortized                         Amortized
                                       Cost        Fair Value           Cost         Fair Value           Cost          Fair Value
                                     ---------      ---------         ---------       ---------         ---------        ---------
                                                                    (Dollars In Thousands)
Mortgage-backed securities:
Ginnie Mae                            $133,222       $132,477          $133,057        $133,337           $87,889          $89,706
Fannie Mae                              15,558         15,427            25,317          25,355            33,085           33,420
Freddie Mac                             14,929         14,853            22,994          23,093            31,778           32,016
CMOs                                   287,780        279,867           348,938         344,254           255,334          256,176
                                     ---------      ---------         ---------       ---------         ---------        ---------
Total mortgage-backed
  Securities                           451,489        442,624           530,306         526,039           408,086          411,318
                                     ---------      ---------         ---------       ---------         ---------        ---------
Investment securities:
U.S. treasury and agency                67,686         65,788            87,475          86,553            92,825           93,302
Other <F2>                              58,860         57,194            77,746          76,704            57,981           58,322
                                     ---------      ---------         ---------       ---------         ---------        ---------
Total investment securities            126,546        122,982           165,221         163,257           150,806          151,624
Equity securities                       14,948         15,490            14,162          15,142            10,425           12,675
Net unrealized(loss)gain <F2>          (11,683)            -             (5,692)             -              5,069               -
                                     ---------      ---------         ---------       ---------         ---------        ---------
Total securities, net                 $581,300       $581,096          $703,997        $704,438          $574,386         $575,617
                                     =========      =========         =========       =========         =========        =========

<F1> Includes $13.8 million of Freddie Mac securities, $8.7 million of Fannie
     Mae securities, $15.3 million in Ginnie Mae securities, $37.2 million in agency obligations, and $6.6 million in equity securities acquired from FIBC.

<F2> The net unrealized (loss) gain at June 30, 2000, 1999  and 1998 relates to available for sale securities in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Investments in Debt and Equity Securities" ("SFAS 115"). The net unrealized gain is presented in order to reconcile the ''Amortized Cost'' of the Company's securities portfolio to the recorded value reflected in the Consolidated Statements of Condition.

   CORPORATE DEBT OBLIGATIONS. The Company invests in the short-term investment grade debt obligations of various corporations. Corporate debt obligations generally carry both a higher rate of return and a higher degree of credit risk than U.S. Treasury securities with comparable maturities. In addition, corporate securities are generally less liquid than comparable U.S. Treasury securities. In recognition of the additional risks associated with investing in these securities, the Company's investment policy limits new investments in corporate obligations to those companies which are rated single ''A'' or better by one of the nationally recognized rating agencies, and limits investments in any one corporate entity to the lesser of 1% of total assets or 15% of the Company's equity. At June 30, 2000, the Company's portfolio of corporate debt obligations totaled $55.0 million, or 2.20% of total assets.

The following table sets forth the amortized cost and fair value of the Company's securities, by accounting classification and by type of security, at the dates indicated.

                                                          At June 30,
                     -----------------------------------------------------------------------------------------------------------
                                               2000                          1999<F1>                            1998
                     -----------------------------------------------------------------------------------------------------------
                                    Amortized                         Amortized                         Amortized
                                       Cost        Fair Value           Cost         Fair Value           Cost        Fair Value
                                     ---------      ---------         ---------       ---------         ---------      ---------
                                                                    (Dollars In Thousands)
Held-to-Maturity:
Mortgage-backed securities:<F2>
Pass through securities                $13,329        $13,263           $22,820         $23,192           $46,714        $47,443
                                     ---------      ---------         ---------       ---------         ---------      ---------
Total mortgage-backed
       securities                       13,329         13,263            22,820          23,192            46,714         47,443
Investment securities <F3>              17,489         17,351            31,698          31,768            78,091         78,593
                                     ---------      ---------         ---------       ---------         ---------      ---------
Total Held-to Maturity                 $30,818        $30,614           $54,518         $54,960          $124,805       $126,036
                                     =========      =========         =========       =========         =========      =========
Available-for-Sale:
Mortgage-backed securities:
Pass through securities               $150,380       $149,494          $158,548        $158,593          $106,038       $107,699
CMOs                                   287,780        279,867           348,938         344,254           255,334        256,176
                                     ---------      ---------         ---------       ---------         ---------      ---------
Total mortgage-backed
       securities                      438,160        429,361           507,486         502,847           361,372        363,875
Investment securities <F3>             109,057        105,631           133,523         131,489            72,715         73,031
Equity securities                       14,948         15,490            14,162          15,142            10,425         12,675
Net unrealized(loss)gain <F4>          (11,683)            -             (5,692)             -              5,069             -
                                     ---------      ---------         ---------       ---------         ---------      ---------
Total Available-for-Sale              $550,482       $550,482          $649,479        $649,478          $449,581       $449,581
                                     =========      =========         =========       =========         =========      =========
Total securities, net                 $581,300       $581,096          $703,997        $704,438          $574,386       $575,617
                                     =========      =========         =========       =========         =========      =========

<F1> Includes  $37.8  million  of mortgage-backed pass-through securities, $37.2 million in investment securities and $6.6 million in equity securiies acquired from FIBC, all of which were classified as available for sale.

<F2> Mortgage-backed securities include investments in CMOs and REMICs.

<F3> Includes corporate debt obligations.

<F4> The net unrealized (loss) gain at June 30, 2000, 1999 and 1998 relates  to available for sale securities in accordance with SFAS No. 115. The net unrealized gain is presented in order to reconcile the ''Amortized Cost'' of the Company's securities portfolio to the recorded value reflected in the Consolidated Statements of Condition.

   The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of the Company's securities at June 30, 2000, by remaining period to contractual maturity. With respect to mortgage-backed securities, the entire amount is reflected in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments. Other than obligations of federal agencies and GSEs, the Company has no investments in securities issued by any one entity in excess of 10% of stockholders' equity at June 30, 2000.

                                                                                  At June 30, 2000
                                        -----------------------------------------------------------------------------------------
                                                     Held-to-Maturity                                Available-for Sale
                                        -----------------------------------------------------------------------------------------
                                                                         Weighted                                       Weighted
                                        Amortized                        Average        Amortized                        Average
                                          Cost          Fair Value        Yield           Cost           Fair Value       Yield
                                        --------         --------         ------         --------         --------        ------
                                                                              (Dollars In Thousands)
Mortgage-backed securities:
Due within 1 year                           $593             $588           6.19%          $2,506           $2,327          6.00%
Due after 1 year but within 5 years       10,054            9,998           7.04            3,043            3,014          6.98
Due  after  5  years  but within 10
   years                                   2,682            2,677           7.96            8,094            7,856          6.46
Due after ten years                           -                -              -           424,517          416,164          6.69
                                        --------         --------                        --------         --------
Total                                     13,329           13,263           7.19          438,160          429,361          6.69
                                        --------         --------                        --------         --------
U.S. Treasury and Agency:
Due within 1 year                             -                -              -               998              997          5.89
Due after 1 year but within 5 years       12,440           12,296           6.58           54,249           52,496          6.03
Due  after  5  years  but within 10
   years                                      -                -              -                -                -             -
Due after ten years                           -                -              -                -                -             -
                                        --------         --------                        --------         --------
Total                                     12,440           12,296           6.58           55,247           53,493          6.02
                                        --------         --------                        --------         --------
Corporate and Other
Due within 1 year                          3,172            3,171           6.10           12,175           12,152          6.26
Due after 1 year but within 5 years          748              747           6.04           41,635           39,986          6.22
Due  after  5  years  but within 10
   years                                   1,129            1,137           7.30               -                -             -
Due after ten years                           -                -              -                -                -             -
                                        --------         --------                        --------         --------
Total                                      5,050            5,056           6.36           53,810           52,138          6.23
                                        --------         --------                        --------         --------
Equity Securities
Due within 1 year                             -                -              -             7,372            8,638            -
Due after 1 year but within 5 years           -                -              -                -                -             -
Due  after  5  years  but within 10
   years                                      -                -              -                -                -             -
Due after ten years                           -                -              -             7,576            6,852            -
                                        --------         --------                        --------         --------
Total                                         -                -            6.36           14,948           15,490            -
                                        --------         --------                        --------         --------
Total:
Due within 1 year                          3,765            3,759           6.12           23,051           24,114          6.20
Due after 1 year but within 5 years       23,242           23,041           6.76           98,927           95,496          6.13
Due  after  5  years  but within 10
   years                                   3,811            3,814           7.77            8,094            7,856          6.46
Due after ten years                           -                -              -           432,093          423,016          6.69
                                        --------         --------                        --------         --------
Total                                    $30,819          $30,614           6.81%        $562,165         $550,482          6.57%
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

   DEPOSITS. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank presently offers savings accounts, money market accounts, checking accounts, NOW and Super NOW accounts, and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition from other financial institutions and investment products. Traditionally, the Bank has relied upon customer service, convenience and long-standing relationships with customers. The communities in which the Bank maintains branch offices have historically provided the Bank with nearly all of its deposits. At June 30, 2000, the Bank had deposit liabilities of $1.22 billion, down $27.9 million from June 30, 1999. Within total deposits, $75.6 million, or 6.2%, consisted of certificates of deposit with balances of $100,000 or greater. Individual Retirement Accounts (''IRA's'') totaled $108.7 million, or 8.9% of total deposits.

In June, 2000, the Bank's Board of Directors approved acceptance of brokered certificates of deposits up to an aggregate limit of $120.0 million. As of June 30, 2000, no brokered certificates of deposit had been acceptance. Brokered certificates of deposits, if accepted by the Bank, would be utilized by the Bank solely as a funding alternative to borrowings.

The following table presents the deposit activity of the Bank for the periods indicated.

                                                                           For the Year Ended June 30,
                                                            -----------------------------------------------------
                                                              2000                  1999                  1998
                                                            ---------             ---------             ---------
                                                                              (Dollars In Thousands)
Deposits                                                   $2,178,658            $1,686,616            $1,373,072
Withdrawals                                                 2,223,597             1,754,874             1,345,095
                                                            ---------             ---------             ---------
Deposits (Withdrawals) in excess of (deposits)                (44,939)              (68,258)               27,977
withdrawals
Deposits acquired in purchase of FIBC <F1>                         -                230,627                    -
Deposits relinquished in sale                                 (17,949)                   -                     -
Interest credited                                              43,103                42,479                42,713
                                                            ---------             ---------             ---------
TOTAL (DECREASE) INCREASE IN DEPOSITS                        $(19,785)             $204,848               $70,690
                                                            =========             =========             =========

<F1> Amount comprised of $123.0 million in certificates of deposit, $67.4 in savings accounts, $15.1 million in checking accounts, $16.7 million in money market accounts, and $7.5 million in NOW and Super NOW accounts.

   At June 30, 2000 the Bank had $75.6 million in certificate of deposit accounts over $100,000 maturing as follows:

                                                           Weighted
                                                           Average
                                          Amount             Rate
                                         ---------        ---------
                                            (Dollars In Thousands)
Maturity Period
Within three months                        $15,246             5.07%
After three but within six months            9,593             5.12
After six but within twelve months          24,557             5.69
After 12 months                             26,229             5.99
                                         ---------
Total                                      $75,625             5.60%
                                         =========

   The following table sets forth the distribution of the Bank's deposit accounts and the related weighted average interest rates at the dates indicated.

                                                                         At June 30,
                       ------------------------------------------------------------------------------------------------------
                                       2000                                  1999                          1998
                       -----------------------------------    -------------------------------   -----------------------------
                                      Percent     Weighted               Percent    Weighted               Percent    Weighted
                                     of Total     Average               of Total    Average                of Total    Average
                           Amount    Deposits      Rate       Amount    Deposits     Rate        Amount    Deposits     Rate
                       ----------    --------    ---------    --------  --------    --------    --------   --------   --------
                                                                       (Dollars In Thousands)
Checking accounts         $54,358        4.46%         -%      $50,414      4.70%         -%     $32,782       3.57%         -%
NOW and Super NOW
   accounts                26,787        2.20       1.24        25,687      2.06       1.22       17,927       1.73       1.24
Money market accounts     146,066       11.98       4.37        52,979      4.25       3.55       30,567       2.94       3.09
Savings accounts          373,772       30.66       2.08       406,602     32.60       2.09      340,481      32.79       2.27
Certificates of
   deposit                618,165       50.70       5.51       703,251     56.39       5.31      612,328      58.97       5.84
                       ----------    --------                 --------  --------                --------   --------
Totals                 $1,219,148      100.00%              $1,238,933    100.00%             $1,034,085     100.00%
                       ==========    ========                 ========  ========                ========   ========

   The following table presents, by interest rate ranges, the amount of certificate accounts outstanding at the dates indicated and the period to maturity of the certificate accounts outstanding at June 30, 2000.

                                  Period  to  Maturity  at  June 30, 2000                               Total at June 30,
                          -------------------------------------------------------            ------------------------------------
                          Less than         One to         Four to      Over Five
Interest Rate Range       One Year       Three Years      Five Years       Years               2000          1999          1998
---------------           ---------       ---------       ---------      --------            --------      --------      --------
                                                                            (Dollars In Thousands)
4.00% and below             $38,686             $-              $-            $-              $38,686       $29,558            $1
4.01% to 5.00%              179,076           5,429             354            -              184,859       346,694       135,153
5.01% to 6.00%              158,094         121,575          10,299           167             290,135       178,183       233,082
6.01% to 7.00%               33,085          54,013          11,226             3              98,327       120,238       231,204
7.01% and above               5,997             161              -             -                6,158        28,578        12,888
                          ---------       ---------       ---------      --------            --------      --------      --------
Total                      $414,938        $181,178         $21,879           170            $618,165      $703,251      $612,328
                          =========       =========       =========      ========            ========      ========      ========

      BORROWINGS. The Bank has been a member and shareholder of the FHLBNY since February 14, 1980. One of the privileges accorded FHLBNY shareholders is the ability to borrow money under various lending (referred to as Advances) programs at competitive interest rates. The Bank, as a member of the FHLBNY, is provided with a borrowing line which equaled $724.8 million at June 30, 2000. From time to time, the Bank borrows from the FHLBNY for various purposes.

        The Bank had borrowings from the Federal Home Loan Bank of New York totaling $555.0 million and $250.0 million at June 30, 2000 and 1999, respectively. The average cost of FHLB Advances was 5.89% and 5.96%, respectively, during the years ended June 30, 2000 and 1999, and the average interest rate on outstanding FHLBNY Advances was 6.07% and 5.52%, respectively, at June 30, 2000 and 1999. At June 30, 2000, the Bank maintained in excess of $610.5 million of qualifying collateral (principally real estate loans), as defined by the FHLBNY, to secure such advances.

   Securities sold with agreement to repurchase totaled $434.0 million at June 30, 2000. The investment and mortgage-backed securities sold with agreement to repurchase mature at various periods beginning in September, 2000. Borrowings under such reverse repurchase agreements involve the delivery of securities to broker-dealers who arrange the transactions. The securities remain registered in the name of the Bank, and are returned upon the maturities of the agreements. Funds to repay the Bank's securities sold with agreement to repurchase at maturity will be provided primarily by cash received from the maturing securities.

   Presented below is information concerning securities sold with agreements to repurchase and FHLB Advances for the years ended June 30, 2000, 1999 and 1998:

Securities Sold Under Agreements to Repurchase:

                                                                         At or For the Year Ended June 30,
                                                            -----------------------------------------------------
                                                               2000                  1999                  1998
                                                            ---------             ---------             ---------
                                                                            (Dollars In Thousands)
Balance outstanding at end of period                         $434,027              $481,660              $256,601
Average interest cost at end of period                           6.37%                 5.28%                 5.74%
Average balance outstanding                                   456,155               381,996               145,676
Average interest cost during the year                            5.66%                 5.45%                 5.95%
Carrying value of underlying collateral                      $456,844              $496,500              $267,469
Estimated market value of underlying collateral               447,715               491,750               268,991
Maximum balance outstanding at month end during period        486,936               481,660               256,601

FHLB Advances:

                                                                         At or For the Year Ended June 30,
                                                            -----------------------------------------------------
                                                               2000                  1999                  1998
                                                            ---------             ---------             ---------

Balance outstanding at end of period                         $555,000              $250,000              $103,505
Average interest cost at end of period                           6.07%                 5.52%                 6.05%
Average balance outstanding                                   466,158               201,494                86,709
Average interest cost during the year                            5.89%                 5.96%                 6.04%
Maximum balance outstanding at month end during period        560,000               260,000               103,505

SUBSIDIARY ACTIVITIES

   In addition to the Bank, the Company's direct and indirect subsidiaries consist of six active wholly-owned subsidiary corporations, one of which is directly owned by the Company and five of which are directly owned by the Bank. In addition, DSBW Preferred Funding Corp. is a direct subsidiary of Havemeyer Equities Inc., a direct subsidiary of the Bank. The following table presents an overview of the Company's subsidiaries as of June 30, 2000.

                                                  Year/ State of
COMPANY                                           Incorporation            Primary Business Activities

Havemeyer Equities Inc.                           1977 / New York          Ownership of DSBW Preferred Funding Corp.
Boulevard Funding Corp.                           1981 / New York          Currently Inactive
Havemeyer Investments Inc.                        1997 / New York          Sale of annuity products
DSBW Preferred Funding Corp.                      1998 / Delaware          Real Estate Investment Trust investing in multi-
                                                                              family and non-residential real estate loans.
DSBW Residential Preferred Funding Corp.          1998 / Delaware          Real Estate Investment Trust investing in one- to
                                                                              four-family real estate loans
842 Manhattan Avenue Corp. (1)                    1995/ New York           Management and ownership of real estate.

<F1> Acquired from FIBC on January 21, 1999.

PERSONNEL

   As of June 30, 2000, the Company had 248 full-time employees and 81 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

FEDERAL, STATE AND LOCAL TAXATION

FEDERAL TAXATION

   GENERAL. The following is a discussion of material tax matters and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank was last audited for its taxable year ended December 31, 1988. For federal income tax purposes, the Company and the Bank file consolidated income tax returns on a June 30 fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts, discussed below.

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

   The New York State tax rate for the 1999 calendar year is 10.53% (including a commuter transportation surcharge) of net income. In general, the Company will not be required to pay New York State tax on dividends and interest received from the Bank.

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

REGULATION

GENERAL

   The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the FDIC, as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") which are administered by the FDIC, and the Bank is a member of the FHLBNY. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. The Company, as a publicly-held unitary savings and loan holding company, is required to file certain reports with, and otherwise comply with, the rules and regulations of the Securities and Exchange Commission (the ''SEC'') under the federal securities laws and of the OTS.

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

IMPACT OF ENACTMENT OF THE GRAMM-LEACH-BLILEY ACT

On November 12, 1999, the Gramm-Leach-Bliley Act, or Gramm-Leach was signed into law. Among other things, Gramm-Leach establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and other financial service providers. Generally, the new law (i) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provides an enhanced framework for protecting the privacy of consumer's information, (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB system, (vi) requires public disclosure of certain agreements relating to funds expended in connection with the Community Reinvestment Act and (vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and
long-term activities of  financial   institutions,  including  the  functional
regulation  of  bank securities activities.

Gramm-Leach also restricts the powers of new unitary savings and loan association holding companies. Unitary savings and loan holding companies that are "grandfathered," I.E., became a unitary savings and loan holding company pursuant to an application filed with the OTS before May 4, 1999, such as us, retain their authority under the prior law. All other savings and loan holding companies would be limited to financially related activities permissible for bank holding companies, as defined under Gramm-Leach. Gramm Leach also prohibits non-financial companies from acquiring grandfathered savings and loan association holding companies.

Gramm-Leach also requires financial institutions to disclose, on ATM machines, any non-customer fees and to disclose to their customers upon the issuance of an ATM card any fees that may be imposed by the institution on ATM users. For older ATMs, financial institutions will have until December 31, 2004 to provide such notices.

Bank holding companies are permitted to engage in a wider variety of financial activities than permitted under the prior law, particularly with respect to insurance and securities activities. In addition, in a change from the prior law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities.
We do not believe that the new law will have a material adverse affect upon our operations in the near term. However, to the extent the new law permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

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

   LOANS TO ONE BORROWER. Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At June 30, 2000, the Bank's limit on loans to one borrower was $29.1 million. At June 30, 2000, the Bank's largest aggregate amount of loans to one borrower was $15.7 million and the second largest borrower had an aggregate balance of $14.3 million.

   QTL TEST. HOLA requires a savings association to meet a QTL test. A savings association may satisfy the QTL test by maintaining at least 65% of its ''portfolio assets'' in certain ''qualified thrift investments'' in at least nine months of the most recent twelve-month period. ''Portfolio assets'' means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) certain intangibles, including goodwill and credit card and purchased mortgage servicing rights, and (c) the value of property used to conduct the association's business. ''Qualified thrift investments'' includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, small business loans, education loans, and credit card loans. At June 30, 2000, the Bank maintained 89.0% of its portfolio assets in qualified thrift investments. The Bank had also satisfied the QTL test in each of the prior 12 months and, therefore, was a qualified thrift lender. A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986.

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

   CAPITAL REQUIREMENTS. The OTS regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations and a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-based assets. The OTS regulations also provide that the minimum leverage capital ratio, or core capital to total adjusted assets, under Office of Thrift Supervision regulations for a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating is 3% and that the minimum leverage capital ratio for any other depository institution is 4%, unless a higher capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies, to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset.

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

      The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at June 30, 2000:

                                             Actual                      Minimum Capital Requirement
                                  -----------------------------         ----------------------------
                                    Amount             Ratio             Amount            Ratio
                                   ---------         ---------         ----------        ----------
As of June 30, 2000:                                 (Dollars In Thousands)
   Tangible                         $136,772              5.76%           $35,600               1.5%
   Leverage Capital                  136,772              5.76             94,934               4.0%
   Risk-based capital                151,556             11.62            104,386               8.0%

The following is a reconciliation of generally accepted accounting principles
(GAAP) capital to regulatory capital for the Bank:

                                                          At June 30, 2000
                                         Tangible           Leverage          Risk-Based
                                          Capital            Capital           Capital
                                        ---------           ---------          ---------
                                                       (Dollars In Thousands)
GAAP capital                             $194,236            $194,236           $194,236
                                        ---------           ---------          ---------
Non-allowable assets:
Unrealized loss on available for
   sale securities                          6,550               6,550              6,550
Goodwill                                  (60,254)            (60,254)           (60,254)
Core deposit intangible                    (3,760)             (3,760)            (3,760)
General valuation allowance                    -                   -              14,784
                                        ---------           ---------          ---------
Regulatory capital                        136,772             136,772            151,556
Minimum capital requirement                35,600              94,934            104,386
                                        ---------           ---------          ---------
Regulatory capital excess                $101,172             $41,838            $47,170
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

Under the OTS regulations governing capital distributions, certain savings associations are permitted to pay capital distributions during a calendar year that do not exceed the association's net income for the year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Company, will continue to have to file an application to receive the approval of the OTS. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described above. See '' - Prompt Corrective Regulatory Action.''

   LIQUIDITY. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the month ended June 30, 2000 was 12.1% which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

   ASSESSMENTS. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report. The Bank's assessment expense during the year ended June 30, 2000 totaled $360,000. The OTS has adopted amendments to its regulations, effective January 1, 1999, that are intended to assess savings associations on a more equitable basis. The regulations base the assessment for an individual savings association on three components: the size of the association, on which the basic assessment is based; the association's supervisory condition, which results in percentage increases for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in percentage increases for a savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion. In order to avoid a disproportionate impact upon the smaller savings institutions, which are those whose total assets never exceeded $100.0 million, the regulations provide that the portion of the assessment based on asset size will be the lesser of the assessment under the amended regulations or the regulations before the amendment.

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

   COMMUNITY REINVESTMENT. Under the CRA, as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received an "Outstanding" CRA performance rating and a ''Satisfactory'' CRA compliance rating in its most recent examination. In May, 2000, the OTS proposed regulations implementing the requirements under Gramm-Leach tha insured depository institutions publicly disclose certain agreements that are in fulfillment of CRA. We have no such agreement in place at this time.


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

   PRIVACY PROTECTION. The OTS has recently adopted regulations implementing the privacy protection provisions of Gramm-Leach. The regulations, which require each financial institution to adopt procedures to protect customers' and customers' "non-public personal information" will become effective November 13, 2000, however, full compliance will be optinal until July 1, 2001. The Bank will be required to disclose our privacy policy, including identifying with whom we share "non-public personal information," to
customers   at   the  time  of establishing  the customer relationship and
annually thereafter.  In  addition, the Bank will be  required  to  provide its customers with the ability to "opt-out"  of having us share their personal
information  with  unaffiliated  third parties.   The  Bank  currently  has
a privacy protection policy in place and intends to review and amend this policy, if necessary for compliance with the regulations. We do not believe that these regulations will have a material impact on our business, financial condition or results of operations.

   Gramm-Leach also provides for the ability of each state to enact legislation that is more protective of consumers' personal information. Currently there are a number of privacy bills pending in the New York legislature. No action has been taken on any of these bills, and we cannot predict what impact, if any, these bills will have.

   INSURANCE ACTIVITIES. As a federal savings bank, we are generally permitted to engage in certain insurance activities through subsidiaries.
In August, 2000, the OTS and the other federal banking agencies proposed regulations pursuant to Gramm-Leach which would prohibit depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. The proposed regulations would also require prior disclosure of this prohibition to potential insurance product or annuity customers. We do not believe that these regulations, if adopted as proposed, would have a material impact on our operations.

   FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLBNY, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLBNY, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or one-twentieth{ }of its advances (borrowings) from the FHLBNY. The Bank was in compliance with this requirement with an investment in FHLB stock at June 30, 2000, of $42.4 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. The FHLBNY paid dividends on the capital stock of $2.6 million during the fiscal year ended June 30, 2000, $1.5 million during the fiscal year ended June 30, 1999, and $663,000 during the years ended June 30, 1998. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of FDICIA and the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (''FIRREA'') on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Bank.

   FEDERAL RESERVE SYSTEM. The Bank is subject to provisions of the FRA and the FRB's regulations pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $44.3 million. The amount of aggregate transaction accounts in excess of $44.3 million are currently subject to a reserve ratio of 10%, which ratio the FRB may adjust between 8% and 14%. The FRB regulations currently exempt $4.9 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve ''discount window,'' but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

ITEM 2 - PROPERTIES
   The Bank conducts its business through eighteen full-service offices, including six offices acquired from Conestoga in June, 1996, and five offices acquired from FIBC in January, 1999. The Bank's Main Office and headquarters is located at 209 Havemeyer Street, Brooklyn, New York. The Bank believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                           Leased or           Date Leased      Lease Expiration         Net Book Value
                                            Owned              or Acquired         Date                at June 30, 2000
-----------------------------------------------------------------------------------------------------------------------

ADMINISTRATIVE OFFICE                      Owned               1989               -                          $3,607,488
   275 South 5{th} Street
   Brooklyn. New York  11211
MAIN OFFICE                                Owned               1906               -                          $1,005,424
   209 Havemeyer Street
   Brooklyn, New York  11211
AVENUE M BRANCH                            Owned               1993               -                            $462,282
   1600  Avenue  M at East 16{th}
   Street Brooklyn, New York  11230
BAYSIDE BRANCH                             Leased              1974               May, 2004                     $44,964
   61-38 Springfield Boulevard
   Bayside, New York  11364
BELLMORE BRANCH                            Owned               1973               -                            $464,589
   2412 Jerusalem Avenue
   Bellmore, New York  11710
BENSONHURST BRANCH                         Owned               1978               -                          $1,195,463
   1545 86{th} Street
   Brooklyn, New York  11228
BRONX BRANCH (1)                           Leased              1965               October, 2006                $124,184
   1931 Turnbull Avenue
   Bronx, New York  10473
FLUSHING BRANCH                            Leased              1974               November, 2013               $194,836
   59-23 Main Street


   Flushing, New York  11355
GREENPOINT BRANCH                           Owned              1995               -                            $872,597
   814 Manhattan Avenue
   Brooklyn, NY  11222
HELP CENTER                                Leased              1998               May, 2003                     $78,092
   1379 Jerusalem Avenue
   Merrick, New York   11566
HILLCREST BRANCH                           Leased              1971               May, 2001                     $35,317
   176-47 Union Turnpike
   Flushing, New York  11366
JACKSON HEIGHTS BRANCH                     Leased              1990               August, 2005                 $520,180
   75-23 37{th} Avenue
   Jackson Heights, New York 11372

PROPERTIES (CONTINUED)
KINGS HIGHWAY BRANCH                        Owned              1976               -                            $708,107
   1902-1904 Kings Highway
   Brooklyn, New York  11229
LONG ISLAND CITY BRANCH                    Leased              1976               April, 2001                   $64,418
   45-14 46{th} Street
   Long Island City, New York 11104
MARINE PARK BRANCH                          Owned              1993               -                            $795,549
   2172 Coyle Street
   Brooklyn, NY  11229
MERRICK BRANCH                              Owned              1960               -                            $220,067
   1775 Merrick Avenue
   Merrick, New York  11566
PORT WASHINGTON BRANCH                      Owned              1971               -                            $371,312
   1000 Port Washington Boulevard
   Port Washington, New York 11050
SUNNYSIDE BRANCH                            Owned              1962               -                          $2,769,619
   42-25 Queens Boulevard
   Long Island City, New York 11104
WESTBURY BRANCH (2)                          <F3>              1994               -                            $477,788
   622 Old Country Road
   Westbury, New York  11590
WHITESTONE BRANCH                           Owned              1979               -                            $758,743
   24-44 Francis Lewis Boulevard
   Whitestone, New York  11357

<F1> The Bank has an option to extend this lease for an additional ten year term at fair market rent, as determined by the agreement of the parties or, if the parties cannot agree, by arbitration
<F2> This branch office opened April 29, 1995.
<F3> Building owned, land leased.   Lease expires in October, 2003.

ITEM 3 - LEGAL PROCEEDINGS

The Bank is not involved in any pending legal proceedings other than legal actions arising in the ordinary course of its business which, in the aggregate, involve amounts which are believed to be immaterial to the financial condition and results of operations of the Bank.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                    PART II

ITEM 5- MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Information regarding the market for the Company's common stock and related stockholder matters appears in the 2000 Annual Report under the caption "Market for the Company's Common Stock and Related Stockholder Matters," and is incorporated herein by this reference.

ITEM 6. - SELECTED FINANCIAL DATA

Information regarding selected financial data appears in the 2000 Annual Report to Shareholders for the year ended June 30, 2000 ("2000 Annual Report") under the caption "Financial Highlights," and is incorporated herein by this reference.

ITEM 7. -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information regarding management's discussion and analysis of financial condition and results of operations appears in the 2000 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by this reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information regarding market risk appears in the 2000 Annual Report to Shareholders under the caption "Discussion of Market Risk" and is incorporated herein by reference.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information regarding financial statements and supplementary data, including the Independent Auditors' Report appears in the 2000 Annual Report under the captions:

"Independent Auditors' Report," "Consolidated Statements of Financial Condition at June 30, 2000 and 1999,"

"Consolidated Statements of Operations for each of the years in the three year period ended June 30, 2000,"

"Consolidated Statements of Stockholders' Equity and Comprehensive Income for each of the years in the three year period ended June 30, 2000," "Consolidated Statements of Cash Flows for each of the years in the three year period ended June 30,2000,"and "Notes to Consolidated Financial Statements," and is incorporated herein by this reference.

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   Information regarding directors and executive officers of the Company is presented under the headings "Proposal 1 - Election of Directors - General, "- Information as to Nominees and Continuing Directors,""- Nominees for Election as Director," "-Continuing Directors," "-Meetings and Committees of the Board of Directors," "-Executive Officers," "-Directors' Compensation," "-Executive Compensation," and "-Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on November 9, 2000 (the "Proxy Statement") which will be filed with the SEC within 120 days of June 30, 2000, and is incorporated herein by reference.


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




                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

      The following consolidated financial statements and schedules of the Company, and the independent auditors' report thereon are included in the Company's Annual Report to Shareholders for the year ended June 30, 2000, and are incorporated herein by reference:
      Independent Auditors' Report
      Consolidated Statements of Financial Condition at June 30, 2000 and 1999 Consolidated Statements of Operations for each of the years in the three year period ended June 30, 2000
      Consolidated Statements of Stockholders' Equity and Comprehensive Income
         for each of the years in the three year period ended June 30, 2000
      Consolidated Statements of Cash Flows for each of the years in the three year period ended June 30,2000
      Notes to Consolidated Financial Statements
      Quarterly Results of Operations (Unaudited) for each of the years in the two year period ended June 30, 2000

      The remaining information appearing in the 2000 Annual Report is not deemed to be filed as a part of this report, except as expressly provided herein.

  2. Financial Statement Schedules

   Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K filed during the quarter ended June 30, 2000

      On April 6, 2000, the Company filed a Current Report on Form 8-K regarding the issuance of its preliminary earnings for the quarter ended March 31, 2000.


      On April 12, 2000, the Company filed a Current Report on Form 8-K regarding the issuance of $25.0 million in subordinated notes.

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
4.4      Certificate of Designations, Preferences and Rights of Series A Junior
            Participating Preferred Stock (2)
4.5      Rights Agreement, dated as of April 9, 1998, between Dime Community
            Bancorp, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (2)
4.6      Form of Rights Certificate (2)
10.1     Agreement and Plan of Merger, dated as of July 18, 1998, by and between Dime Community Bancshares, Inc. and Financial Bancorp,
            Inc.(3)
10.2 Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Vincent F. Palagiano (4)
10.3 Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Michael P. Devine (4)
10.4 Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Kenneth J. Mahon (4)
10.5     Employment Agreement between Dime Community Bancorp, Inc. and Vincent
            F. Palagiano (4)
10.6     Employment Agreement between Dime Community Bancorp, Inc. and Michael
            P. Devine (4)
10.7     Employment Agreement between Dime Community Bancorp, Inc. and
            Kenneth J. Mahon (4)
10.8     Form of Employee Retention Agreements by and among The Dime Savings
            Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain executive officers (4)
10.9     The Benefit Maintenance Plan of Dime Community Bancorp, Inc. (5)
10.10    Severance Pay Plan of The Dime Savings Bank of Williamsburgh (4)
10.11    Retirement Plan for Board Members of Dime Community Bancorp, Inc. (5)
10.12    Dime Community Bancorp, Inc. Stock Option Plan for Outside Directors ,
            Officers and Employees, as amended by amendments number 1 and 2.(5)
10.13    Recognition and Retention Plan for Outside Directors, Officers and
            Employees of Dime Community Bancorp, Inc., as amended by amendments number 1 and 2. (5)
10.14 Form of stock option agreement for Outside Directors under Dime Community Bancorp, Inc. 1996 Stock Option Plan for Outside Directors,
            Officers and Employees. (5)
10.15    Form of stock option agreement for officers and employees under Dime
            Community Bancorp, Inc. 1996 Stock Option Plan for Outside Directors,Officers and Employees (5)
10.16    Form of award notice for outside directors under the Recognition and
            Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc. (5)
10.17    Form of award notice for officers and employees under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc. (5)
10.18    Financial Federal Savings Bank Incentive Savings Plan in RSI
            Retirement Trust.
10.19    Financial Federal Savings Bank Employee Stock Ownership Plan.
10.20    Option Conversion Certificates between Dime Community Bancshares, Inc.
            and each of Messrs: Russo, Segrete, Calamari, Latawiec, O'Gorman, and Ms. Swaya pursuant to Section 1.6(b) of the Agreement and Plan of Merger, dated as of July 18, 1998 by and between Dime Community Bancshares, Inc. and Financial Bancorp, Inc.
11.0     Statement Re:  Computation of Per Share Earnings
13.1     2000 Annual Report to Shareholders
21.1     Subsidiaries of the Registrant
27.1     Financial Data Schedule (EDGAR filing only)

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

SIGNATURES

   Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, as amended, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on September 28, 2000.


                  Dime Community Bancshares, Inc.


               By:   /S/ VINCENT F. PALAGIANO
                    Vincent F. Palagiano
                    Chairman of the Board and Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.


               NAME                               TITLE                           DATE

/S/ VINCENT F. PALAGIANO
Vincent F. Palagiano                Chairman of the Board and Chief        September 28, 2000
                                    Executive Officer (Principal
                                    executive officer)
/S/ MICHAEL P. DEVINE
Michael P. Devine                   President and Chief Operating          September 28, 2000
                                    Officer and Director
/S/ KENNETH J. MAHON
Kenneth J. Mahon                    Executive Vice President, and          September 28, 2000
                                    Chief Financial Officer
                                    (Principal financial officer)
/S/ ANTHONY BERGAMO
Anthony Bergamo                     Director                               September 28, 2000
/S/ GEORGE L. CLARK, JR.
George L. Clark, Jr.                Director                               September 28, 2000
/S/ STEVEN D. COHN
Steven D. Cohn                      Director                               September 28, 2000
/S/ PATRICK E. CURTIN
Patrick E. Curtin                   Director                               September 28, 2000

/S/ JOSEPH H. FARRELL               Director                               September 28, 2000
Joseph H. Farrell
/S/ FRED P. FEHRENBACH
Fred P. Fehrenbach                  Director                               September 28, 2000
/S/ JOHN J. FLYNN
John J. Flynn                       Director                               September 28, 2000
/S/ MALCOLM T. KITSON
Malcolm T. Kitson                   Director                               September 28, 2000
/S/ STANLEY MEISELS
Stanley Meisels                     Director                               September 28, 2000
/S/ LOUIS V. VARONE
Louis V. Varone                     Director                               September 28, 2000