Form 10-Q
period 2000-09-30
DIME COMMUNITY BANCSHARES INC
filed 2000-11-14
CIK 1005409

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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
(1)  YES  X    NO ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASSES OF COMMON STOCK     NUMBER OF SHARES OUTSTANDING, OCTOBER 31, 2000

           $.01 Par Value                        11,530,916

                      PART I - FINANCIAL INFORMATION

                                                                      PAGE
Item 1. Financial Statements

        Consolidated  Statements of Condition at September 30, 2000
           (Unaudited) and June 30, 2000                                3
        Consolidated Statements of Operations for the Three Months
           Ended September 30, 2000 and 1999 (Unaudited)                4
        Consolidated Statements of Changes in Stockholders' Equity
           for the Three Months Ended September 30, 2000 and Comprehensive Income for the Three Months Ended September
           30, 2000 and 1999 (Unaudited)                                5
        Consolidated Statements of Cash Flows for the Three Months
           Ended September 30, 2000 and 1999 (Unaudited)                6
           Notes to Consolidated Financial Statements (Unaudited)       7

Item 2. Management's Discussion and Analysis of Financial Condition
           Financial   Condition  and Results of Operations          8-17
Item 3  Quantitative  and  Qualitative  Disclosure  About
           Market  Risk                                                17

                      PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                              18
Item 2. Changes in Securities and Use of Proceeds                      18
Item 3. Defaults Upon Senior Securities                                18
Item 4. Submission of Matters to a Vote of Security Holders            19
Item 5. Other Information                                              19
Item 6. Exhibits and Reports on Form 8-K                               19

        Signatures                                                     20
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

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                   AT SEPTEMBER 30,
                                                                                         2000                   AT JUNE 30,
                                                                                      (UNAUDITED)                  2000
                                                                                   ---------------             ------------
ASSETS:
Cash and due from banks                                                                    $17,839                  $15,371
Investment securities held to maturity (estimated market value of $17,502
   and $17,351 at September 30, 2000 and June 30, 2000, respectively)                       17,553                   17,489
Investment securities available for sale:
    Bonds and notes (amortized cost of $107,809 and $109,057 at September
    30, 2000 and June 30, 2000, respectively)                                              105,454                  105,316
Marketable equity securities (historical cost of $14,963 and $14,948 at
    September 30, 2000 and June 30, 2000, respectively)                                     16,562                   15,805
Mortgage backed securities held to maturity (estimated market value of
    $11,745 and $13,263 at September 30, 2000 and June 30, 2000,
    respectively)                                                                           11,739                   13,329
Mortgage backed securities available for sale (amortized cost of $421,305
    and $438,160 at September 30, 2000 and June 30, 2000, respectively)                    416,468                  429,361
Federal funds sold                                                                          18,340                    9,449
Loans:
    Real estate                                                                          1,758,759                1,713,552
    Other loans                                                                              7,651                    7,648
    Less: Allowance for loan losses                                                        (14,839)                 (14,785)
    Total loans, net                                                                     1,751,571                1,706,415
Loans held for sale                                                                             -                       100
Premises and fixed assets, net of accumulated depreciation                                  14,773                   14,771
Federal Home Loan Bank of New York Capital Stock                                            42,650                   42,423
Other real estate owned, net                                                                   381                      381
Goodwill                                                                                    59,100                   60,254
Other assets                                                                                70,170                   71,675
                                                                                   ---------------             ------------
TOTAL ASSETS                                                                            $2,542,600               $2,502,139
                                                                                   ===============             ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Due to depositors                                                                       $1,242,781               $1,219,148
Escrow and other deposits                                                                   45,357                   35,161
Securities sold under agreements to repurchase                                             428,416                  434,027
Federal Home Loan Bank of New York advances                                                557,500                  555,000
Subordinated notes payable                                                                  25,000                   25,000
Other liabilities                                                                           31,967                   26,634
                                                                                   ---------------             ------------
TOTAL LIABILITIES                                                                        2,331,021                2,294,970
                                                                                   ---------------             ------------
STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par, 9,000,000 shares authorized,
    none outstanding at September 30, 2000 and June 30, 2000)                                   -                        -
Common stock ($0.01 par, 45,000,000 shares authorized, 14,583,765 shares issued at September 30, 2000 and June 30, 2000, respectively, and
    11,544,174 shares and 11,664,174 shares outstanding at
    September 30, 2000 and June 30, 2000, respectively)                                        145                      145
ADDITIONAL PAID-IN CAPITAL                                                                 150,127                  150,034
RETAINED EARNINGS                                                                          137,127                  133,769
ACCUMULATED OTHER COMPREHENSIVE LOSS                                                        (3,084)                  (6,309)
UNALLOCATED COMMON STOCK OF EMPLOYEE STOCK OWNERSHIP PLAN                                   (6,727)                  (6,853)
UNEARNED COMMON STOCK OF RECOGNITION AND RETENTION PLAN                                     (3,842)                  (4,324)
COMMON STOCK HELD BY BENEFIT MAINTENANCE PLAN                                               (2,449)                  (1,790)
TREASURY STOCK, AT COST (3,039,591 SHARES AND 2,919,591 SHARES AT
    SEPTEMBER 30, 2000 AND JUNE 30, 2000, RESPECTIVELY)                                    (59,718)                 (57,503)
                                                                                   ---------------             ------------
TOTAL STOCKHOLDERS' EQUITY                                                                 211,579                  207,169
                                                                                   ---------------             ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $2,542,600               $2,502,139
                                                                                   ===============             ============

See notes to consolidated financial statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                        FOR THE THREE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                          2000              1999
                                                      ---------          --------
INTEREST INCOME:
Loans secured by real estate                            $33,321           $27,003
OTHER LOANS                                                 178               149
INVESTMENT SECURITIES                                     2,175             2,585
MORTGAGE-BACKED SECURITIES                                7,388             8,099
OTHER                                                       980               773
                                                      ---------          --------
   TOTAL INTEREST INCOME                                 44,042            38,609
                                                      ---------          --------
INTEREST EXPENSE:
Deposits and escrow                                      12,015            11,224
Borrowed funds                                           16,180            10,825
                                                      ---------          --------
   TOTAL INTEREST EXPENSE                                28,195            22,049

      NET INTEREST INCOME                                15,847            16,560
PROVISION FOR LOAN LOSSES                                    60                60
                                                      ---------          --------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                       15,787            16,500
                                                      ---------          --------
NON-INTEREST INCOME:
Service charges and other fees                              965               976
Net gain on sales and redemptions of securities
   and other assets                                          35               132
Net gain (loss) on sales of loans                             2                (9)
Other                                                       800             1,004
                                                      ---------          --------
   TOTAL NON-INTEREST INCOME                              1,802             2,103
                                                      ---------          --------
NON-INTEREST EXPENSE:
Salaries and employee benefits                            3,296             3,424
ESOP and RRP compensation expense                           692             1,129
Occupancy and equipment                                     972               937
Federal deposit insurance premiums                           63               115
Data processing costs                                       424               432
Goodwill amortization                                     1,154             1,154
Other                                                     1,766             1,695
                                                      ---------          --------
   TOTAL NON-INTEREST EXPENSE                             8,367             8,886
                                                      ---------          --------
INCOME BEFORE INCOME TAXES                                9,222             9,717
INCOME TAX EXPENSE                                        3,649             4,157
                                                      ---------          --------
        NET INCOME                                       $5,573            $5,560
                                                      =========          ========
EARNINGS PER SHARE:
   BASIC                                                  $0.52             $0.48
                                                      =========          ========
   DILUTED                                                $0.50             $0.45
                                                      =========          ========

See notes to consolidated financial statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE
INCOME (UNAUDITED)    (IN THOUSANDS)

                                                                                      FOR THE THREE
                                                                                       MONTHS ENDED
                                                                                   SEPTEMBER 30, 2000
                                                                               -----------------------
COMMON STOCK (PAR VALUE $0.01):
Balance at beginning of period                                                                    $145
                                                                               -----------------------
Balance at end of period                                                                           145
                                                                               -----------------------
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period                                                                 150,034
Stock options exercised                                                                              9
Amortization of excess fair value over cost - ESOP stock                                            84
                                                                               -----------------------
Balance at end of period                                                                       150,127
                                                                               -----------------------
RETAINED EARNINGS:
Balance at beginning of period                                                                 133,769
Net income for the period                                                                        5,573
Cash dividends declared and paid                                                                (2,215)
                                                                               -----------------------
Balance at end of period                                                                       137,127
                                                                               -----------------------
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET:
Balance at beginning of period                                                                  (6,309)
Change in unrealized loss on securities available for sale
   during the period, net of deferred taxes                                                      3,225
Balance at end of period                                                                        (3,084)
EMPLOYEE STOCK OWNERSHIP PLAN:
Balance at beginning of period                                                                  (6,853)
Amortization of earned portion of ESOP stock                                                       126
                                                                               -----------------------
Balance at end of period                                                                        (6,727)
                                                                               -----------------------
RECOGNITION AND RETENTION PLAN:
Balance at beginning of period                                                                  (4,324)
Amortization of earned portion of RRP stock                                                        482
                                                                               -----------------------
Balance at end of period                                                                        (3,842)
                                                                               -----------------------
BENEFIT MAINTENANCE PLAN:
Balance at beginning of period                                                                  (1,790)
Common stock acquired by BMP                                                                      (659)
                                                                               -----------------------
Balance at end of period                                                                        (2,449)
                                                                               -----------------------
TREASURY STOCK:
Balance at beginning of period                                                                 (57,503)
Purchase of 120,000 shares, at cost                                                             (2,215)
                                                                               -----------------------
Balance at end of period                                                                       (59,718)
                                                                               -----------------------

STATEMENTS OF COMPREHENSIVE INCOME:
                                                                                THREE MONTHS ENDED            THREE MONTHS ENDED
                                                                                SEPTEMBER 30, 2000            SEPTEMBER 30, 1999
                                                                               -------------------           -------------------
Net Income                                                                                  $5,573                        $5,560
Reclassification adjustment for securities sold, net of taxes
   of $54 during the three months ended September 30, 1999.                                     -                            (63)
Net unrealized securities gains (losses) arising during the
   period, net of deferred taxes of $2,747 and $(74) during the
   three months ended September 30, 2000 and 1999, respectively                              3,225                           (87)
                                                                               -------------------           -------------------
Total comprehensive income                                                                  $8,798                        $5,410
                                                                               ===================           ===================

See notes to consolidated financial statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                      FOR THE THREE MONTHS
                                                                                                       ENDED SEPTEMBER 30,
                                                                                                       2000                  1999
                                                                                         --------------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                     (In THOUSANDS)
Net Income                                                                                            $5,573                $5,560
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net gain on investment and mortgage backed securities sold                                                -                   (117)
Net loss (gain) on sale of loans held for sale                                                            (2)                    9
Net gain on sale of other assets                                                                         (35)                  (15)
Net depreciation and amortization                                                                        168                   495
ESOP and RRP compensation expense                                                                        692                 1,129
Provision for loan losses                                                                                 60                    60
Goodwill amortization                                                                                  1,154                 1,154
(Increase) decrease in loans held for sale                                                               102                  (178)
Increase in other assets and other real estate owned                                                  (1,207)               (1,818)
Increase in other liabilities                                                                          5,333                 3,060
                                                                                         --------------------     ----------------
Net cash provided by operating activities                                                             11,838                 9,339
                                                                                         --------------------     ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in Federal funds sold                                                                    (8,891)               (1,974)
Proceeds from  maturities of investment securities available for sale                                  1,220                 7,527
Proceeds from calls of investment securities held to maturity                                             -                 10,000
Proceeds from calls of investment securities available for sale                                           -                  2,400
Proceeds from sales of investment securities available for sale                                           -                    341
Purchases of investment securities available for sale                                                    (10)              (17,443)
Purchases of mortgage backed securities available for sale                                                -                 (9,799)
Principal collected on mortgage backed securities held to maturity                                     1,590                 2,624
Principal collected on mortgage backed securities available for sale                                  16,773                25,357
Net increase in loans                                                                                (45,216)             (102,800)
Purchases of fixed assets                                                                               (247)                 (350)
Purchase of Federal Home Loan Bank stock                                                                (227)               (7,110)
                                                                                         --------------------     ----------------
Net cash used in investing activities                                                                (35,008)              (91,227)
                                                                                         --------------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in due to depositors                                                          23,633               (32,960)
Net (decrease) increase in escrow and other deposits                                                  10,196                (4,534)
Proceeds from Federal Home Loan Bank of New York Advances                                              2,500               120,000
(Decrease) Increase in securities sold under agreements to repurchase                                 (5,611)                  679
Cash dividends paid                                                                                   (2,215)               (1,800)
Stock options exercised and tax benefits of RRP                                                            9                   164
Purchase of common stock by Benefit Maintenance Plan and RRP                                            (659)                 (959)
Purchase of treasury stock                                                                            (2,215)               (1,093)
                                                                                         --------------------     ----------------
Net cash provided by financing activities                                                             25,638                79,497
                                                                                         --------------------     ----------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                                         2,468                (2,391)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                                          15,371                17,801
                                                                                         --------------------     ----------------
CASH AND DUE FROM BANKS, END OF PERIOD                                                               $17,839               $15,410
                                                                                         ====================     ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes                                                                                -                  3,054
                                                                                         ====================     ================
Cash paid for interest                                                                                26,631                22,496
                                                                                         ====================     ================
Transfer of loans to Other real estate owned                                                              -                    315
                                                                                         ====================     ================
Change in unrealized gain (loss) on available for sale securities,
    net of deferred taxes                                                                              3,225                  (150)
                                                                                         ====================     ================

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

   The Bank has been, and intends to continue to be, a community-oriented financial institution providing financial services and loans for housing within its market areas. We maintain our headquarters in the Williamsburgh section of the borough of Brooklyn. As of September 30, 2000, the Bank has seventeen additional offices located in the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2000, the results of operations for the three-month periods ended September 30, 2000 and 1999, cash flows for the three months ended September 30, 2000 and 1999, changes in stockholders' equity for the three months ended September 30, 2000 and comprehensive income for the three months ended September 30, 2000 and 1999. The results of operations for the three-month period ended September 30, 2000, are not necessarily indicative of the results of operations for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (referred to as U.S. GAAP) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

   These consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended June 30, 2000 and notes thereto.

3.   TREASURY STOCK

   During the three months ended September 30, 2000, we repurchased 120,000 shares of our common stock into treasury. The average price of the treasury shares acquired was $18.45 per share, and all shares have been recorded at the acquisition cost.

3.   RECENTLY ISSUED ACCOUNTING STANDARDS

   ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES - In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS 140") replacing Financial Accounting Standards Board Statement No. 125.

SFAS 140 revises the standard for accounting and reporting
for transfers and servicing of financial assets and extinguishments of liabilities. The new standard is based on consistent application of a financial-components approach that recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS 140 provides consistent guidelines for distinguishing transfers of financial assets from transfers that are secured borrowings. The Company is required to adopt SFAS 140 by March 31, 2001. SFAS 140 is not expected to have a material impact upon the Company's consolidated financial statements.



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

SELECTED FINANCIAL HIGHLIGHTS AND OTHER DATA
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                      AT OR FOR THE THREE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                            ----------------------------------------
                                                                    2000                      1999
                                                            -------------               ------------
PERFORMANCE AND OTHER SELECTED RATIOS:
Return on Average Assets                                             0.89%                      0.98%
Return on Average Stockholders' Equity                              10.69                      10.51
Core Return on Average Stockholders' Equity <F1>                    10.63                       9.72
Stockholders Equity to Total Assets                                  8.32                       9.18
Tangible Equity to Total Tangible Assets                             6.12                       6.60
Loans to Deposits at End of Period                                 142.13                     122.42
Loans to Earning Assets at End of Period                            73.75                      67.05
Average Interest Rate Spread                                         2.33                       2.67
Net Interest Margin                                                  2.68                       3.07
Average Interest Earning Assets to average interest                108.20                     110.39
bearing liabilities
Core Non-interest Expense to Average Assets <F2>                     1.11                       1.33
Core Efficiency Ratio <F2>                                          39.79                      40.59
Effective Tax Rate                                                  39.57                      42.78
Dividend payout ratio                                               38.00                      33.33
Average Tangible Equity                                          $152,113                   $146,428
PER SHARE DATA:
Reported EPS (Diluted)                                               0.50                       0.45
Core EPS  (Diluted) <F1>                                             0.50                       0.42
Cash dividends per share                                             0.19                       0.15
Stated Book Value                                                   18.33                      16.86
Tangible Book Value                                                 13.17                      11.78
CASH EARNINGS DATA <F3>:
Cash Earnings                                                       7,625                      8,049
Cash EPS (Diluted)                                                   0.68                       0.66
Core Cash EPS  (Diluted) <F1>                                        0.68                       0.62
Cash Return on Average Assets                                        1.21%                      1.42%
(TABLE CONTINUED ON NEXT PAGE)

                                      -9-

                                                                      AT OR FOR THE THREE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                            ----------------------------------------
                                                                    2000                      1999
                                                            -------------               ------------
Cash Return on Average Stockholders' Equity                         14.63                      15.21
Core Cash Return on Average Stockholders' Equity <F1>               14.57                      14.42
Cash Non-interest Expense to Average Assets <F4>                     1.00                       1.13
Cash Efficiency Ratio <F4>                                          35.86                      34.50
ASSET QUALITY SUMMARY:
Net charge-offs                                                        $6                        $48
Non-performing Loans                                                4,418                      3,201
Other real estate owned                                               381                      1,083
Non-performing Loans/Total Loans                                     0.25%                      0.22%
Non-performing Assets/Total Assets                                   0.19                       0.18
Allowance for Loan Loss/Total Loans                                  0.84                       1.02
Allowance for Loan Loss/Non-performing Loans                       335.88                     471.51
REGULATORY CAPITAL RATIOS: (BANK ONLY)
Tangible capital                                                     5.95%                      5.82%
Leverage capital                                                     5.95                       5.82
Total risk-based capital                                            11.51                      11.15
EARNINGS TO FIXED CHARGES RATIOS
Including interest on deposits                                       1.33x                      1.44x
Excluding interest on deposits                                      1.57                       1.90

<F1> Amounts exclude gains and losses on sales of assets, and other significant non-
     recurring income or expense items.

<F2> In calculating these ratios, amortization expense related to goodwill and core deposit intangibles are excluded from non-interest expense. The actual efficiency ratio and ratio of non-interest expense to average assets were 47.51% and 1.33%, respectively, for the three months ended September 30, 2000, and 47.93% and 1.57%, respectively, for the three months ended September 30, 1999.

<F3> Amounts exclude non-cash expenses related to goodwill and core deposit intangible amortization and compensation expense related to stock benefit plans.

<F4> In calculating these ratios, non-interest expense excludes non-cash expenses related to goodwill and core deposit intangible amortization and compensation expense related to stock benefit plans.

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

   Our primary investing activities are the origination of multi-family and single-family mortgage loans, and the purchase of mortgage-backed and other securities. Recent increases in interest rates have resulted in a decline in our loan origination activity. During the three months ended September 30, 2000, our loan originations totaled $68.1 million compared to $166.2 million for the three months ended September 30, 1999. Purchases of mortgage-backed and other securities totaled $10,000 for the three months ended September 30, 2000 compared to $27.2 million for the three months ended September 30, 1999. Our purchases and sales of scurities have historically been and continue to be discretionary in nature.

   Funding for loan originations during the most recent quarter was obtained primarily from principal repayments on loans and mortgage-backed securities, deposit growth and maturities of investment securities. Principal repayments on real estate loans and mortgage-backed securities totaled $43.5 million during the three months ended September 30, 2000, considerably lower than the $91.1 million of principal repayments received during the three months ended September 30, 1999. This reduction resulted from recent interest rate increases which have significantly slowed principal repayments on both real estate loans and mortgage-backed securities, particularly loan prepayments. Maturities and calls of investment securities totaled $1.2 million during the three months ended September 30, 2000, and $19.9 million during the nine months ended September 30, 1999.

   Deposits increased $23.6 million during the three months ended September 30, 2000, compared to a decrease of $33.0 million during the three months ended September 30, 1999. The increase in deposits during the three months ended September 30, 2000, primarily reflects the growth of money market accounts during this period as a result of an ongoing money market promotion. The decrease in deposits during the three months ended September 30, 1999, reflected the runoff of higher-cost certificate of deposit accounts which were gathered from rate promotions during the fiscal year ended June 30, 1997. Deposit flows are affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Certificates of deposit which are scheduled to mature in one year or less from September 30, 2000 totaled $430.8 million. Based upon our current pricing strategy and deposit retention experience, we believe that we will retain a significant portion of such deposits.

   Stockholders' equity increased $4.4 million during the three months ended September 30, 2000. This increase resulted from net income of $5.6 million, amortization of stock benefit plans of $692,000 and a decline in the accumulated other comprehensive loss of $3.2 million related to an increase in the market value of investment and mortgage backed securities available for sale. Offsetting these increases, was treasury stock repurchases of $2.2 million and cash dividends of $2.2 million.

   As of September 30, 2000, we had 13,858 shares remaining to be repurchased under our Sixth Stock Repurchase Program authorized in April, 2000. In July, 2000, we authorized a Seventh Stock Repurchase Program which permits the repurchase of up to 576,516 shares of our common stock into treasury. No deadline has been established for the completion of the Sixth or Seventh Stock Repurchase Programs. Based upon the closing market price of $24.75 per share for our common stock as of September 30, 2000, we would utilize approximately $14.6 million in funds in order to repurchase all of the remaining authorized shares under the Sixth and Seventh Stock Repurchase Programs.

   On October 19, 2000, we declared a cash dividend of $0.19 per common share to all shareholders of record on October 31, 2000. This dividend was paid on November 8, 2000.

   The Bank is required to maintain a minimum average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings by the Office of Thrift Supervision (referred to as the OTS) regulations. The minimum required liquidity ratio is currently 4.0%. At September 30, 2000, the Bank's liquidity ratio was 11.4%. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period. The Bank's liquidity ratio fluctuates on a daily basis due primarily to deposit flows.

   We monitor our liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sales and various money market investments. In the event that we should require funds beyond our ability to generate them internally, additional sources of funds are available through the use of the Bank's $742.7 million borrowing limit at the FHLBNY. At September 30, 2000, the Bank had $575.0 million in short- and medium-term advances outstanding at the FHLBNY, and a remaining borrowing limit of $167.7 million.

   The Bank is subject to minimum capital regulatory requirements imposed by the OTS, which requirements are, as a general matter, based on the amount and composition of an institution's assets. Tangible capital must be at least 1.50% of total tangible assets and total risk-based capital must be at
least 8.0% of risk-weighted  assets.   In  addition,  insured  institutions in
the strongest financial management condition are required to maintain Tier 1 capital of not less than 3.0% of total assets (the "leverage capital ratio"). For all other banks, the minimum leverage capital requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular
circumstances  or  risk profile of the institution.   At September 30, 2000,
the Bank was in compliance with all applicable regulatory capital requirements. Tangible capital totaled $143.9 million, or 5.95% of total tangible assets, leverage capital was 5.95% of adjusted assets, and total risk-based capital was 11.51% of risk weighted assets. In addition, at September 30, 2000, the Bank was considered "well-capitalized" for all regulatory purposes.

ASSET QUALITY

   Non-performing loans (loans past due 90 days or more as to principal or interest) totaled $4.4 million at both September 30, 2000 and June 30, 2000. However, the Bank had 24 loans totaling $4.0 million delinquent 60-89 days at September 30, 2000, as compared to 25 such delinquent loans totaling $754,000 at June 30, 2000. This increase resulted primarily from the addition of one non-residential real estate loan totaling approximately $3.0 million to this category during this period. The majority of the non-performing loans and loans delinquent 60-89 are represented by FHA/VA mortgage and consumer loans which possess small outstanding balances.

      Under Accounting Priciples Generally Accepted in the United States of America (referred to as U.S. GAAP), we are required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a debt constitutes a troubled-debt restructuring if we, for economic or legal reasons related to the borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider. We had one loan classified as troubled-debt restructuring at both September 30, 2000 and June 30, 2000, totaling $700,000, which is on accrual status as it has been performing in accordance with the restructuring terms for over one year. The current regulations of the Office of Thrift Supervision require that troubled-debt restructurings remain classified as such until either the loan is repaid or returns to its original terms.

     SFAS 114 provides guidelines for determining and measuring impairment in loans. For each loan that we determine to be impaired, impairment is measured by the amount the carrying balance of the loan, including all accrued interest, exceeds the estimate of fair value. A specific reserve is established within the allowance for loan losses. Generally, we consider non-performing loans to be impaired loans. The recorded investment in loans deemed impaired was approximately $2.6 million as of September 30, 2000 and June 30, 2000, consisting of three loans. The average balance of impaired loans was $2.6 million for the three months ended September 30, 2000 compared to $1.4 million for the three months ended September 30, 1999. The increase resulted primarily from the addition of one impaired multi-family and underlying cooperative loan totaling $1.6 million during the quarter ended June 30, 2000. At September 30, 2000, reserves totaling $130,000 have been allocated within the allowance for loan losses for impaired loans. At September 30, 2000, non-performing loans and impaired loans are separated by $1.8 million of one-to-four family, cooperative apartment and consumer loans, which, while on non-accrual status, are not deemed impaired. They are not deemed impaired since they have outstanding balances less than $227,000, and are considered a homogeneous loan pool which are not required to be evaluated for impairment.

     The balance of other real estate owned ("OREO") was $381,000, consisting of 7 properties, at both September 30, 2000 and June 30, 2000. There was no activity related to other real estate owned other than payments of $35,000 received in settlement on two properties previously written-off. This amount was recorded as a gain on sale of assets during the quarter ended September 30, 2000.

   The following table sets forth information regarding our non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated.

                                      -12-

                                                                 AT SEPTEMBER 30, 2000         AT JUNE 30, 2000
                                                             --------------------------   ----------------------
                                                                                (Dollars In Thousands)
NON-PERFORMING LOANS:
   One- to four-family                                                           $1,412                   $1,769
   MULTI-FAMILY AND UNDERLYING COOPERATIVE                                        2,588                    2,591
   COOPERATIVE APARTMENT                                                            313                       54
   OTHER LOANS                                                                      105                        7
                                                             --------------------------   ----------------------
TOTAL NON-PERFORMING LOANS                                                        4,418                    4,421
TOTAL OREO                                                                          381                      381
                                                             --------------------------   ----------------------
Total non-performing assets                                                      $4,799                   $4,802
                                                             ==========================   ======================
TROUBLED-DEBT RESTRUCTURINGS                                                       $700                     $700
TOTAL NON-PERFORMING ASSETS AND TROUBLED-DEBT
   RESTRUCTURINGS                                                                 5,499                    5,502
IMPAIRED LOANS                                                                    2,588                    2,591
TOTAL NON-PERFORMING LOANS TO TOTAL LOANS                                          0.25%                    0.26%
TOTAL IMPAIRED LOANS TO TOTAL LOANS                                                0.15                     0.30
TOTAL NON-PERFORMING ASSETS TO TOTAL ASSETS                                        0.19                     0.19
Total non-performing assets and troubled-debt
   RESTRUCTURINGS TO TOTAL ASSETS                                                  0.22                     0.22

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND JUNE 30, 2000

   ASSETS. Our assets totaled $2.54 billion at September 30, 2000, an increase of $40.5 million from total assets of $2.50 billion at June 30, 2000. The growth in assets was experienced primarily in real estate loans, which increased $45.2 million since June 30, 2000. The increase in real estate loans resulted primarily from real estate loan originations of $68.1 million during the three months ended September 30, 2000, of which $62.5 million were multi-family and underlying cooperative loans. While real estate loan origination levels have recently declined, their balances have still increased substantially as a result of a corresponding decline in prepayment levels. Both the decline in origination and prepayment levels have resulted from the recent interest rate increases.

   Offsetting the increase in real estate loans was an aggregate decline of $14.5 million in mortgage-backed securities held to maturity and available for sale, resulting from principal repayments on these securities during the period. Securities purchase activities were minimal during the three months ended September 30, 2000, as asset growth has been focused primarily upon real estate loans.

   LIABILITIES. Total liabilities increased $36.1 million during the three months ended September 30, 2000, due primarily to an increase of $23.6 million in deposits, primarily money market deposit accounts. The growth in money market accounts resulted from interest rate promotions offered to new and existing deposit customers on newly established money market accounts. This promotion was instituted during the quarter ended March 31, 2000, and has been ongoing continuously through September 30, 2000. In addition, escrow and other deposits increased $10.2 million during this period as a result of growth
in mortgage  escrow  funds.   Since  the growth in deposits and escrow funding
was adequate to fund asset growth during the quarter ended September 30, 2000, borrowings remained relatively constant during the quarter ended September 30, 2000.

   STOCKHOLDERS' EQUITY. Stockholders' equity increased $4.4 million during the three months ended September 30, 2000. This increase resulted from net income of $5.6 million, amortization of stock benefit plans of $692,000 and a decline in the accumulated other comprehensive loss of $3.2 million related to an increase in the market value of investment and mortgage backed securities available for sale. The increase in market value of these securities resulted from recent interest rate increases. Offsetting these increases, was treasury stock repurchases of $2.2 million and cash dividends of $2.2 million.

   CAPITAL LEVERAGE STRATEGY. As a result of the initial public offering in June, 1996, our capital level significantly exceeded all regulatory requirements. A portion of the "excess" capital generated by the initial public offering has been deployed through the use of a capital leverage strategy whereby we invest in high quality mortgage-backed securities (referred to as leverage assets) funded by short term borrowings from various third party lenders under securities sold under agreement to repurchase transactions. The capital leverage strategy generates additional earnings for us by virtue of a positive interest rate spread between the yield on the leverage assets and the cost of the borrowings. Since the average term to maturity of the leverage assets exceeds that of the borrowings used to fund their purchase, the net interest income earned on the leverage strategy would be expected to decline in a rising interest rate environment. To date, the capital leverage strategy has been undertaken in accordance with limits established by our Board of Directors, aimed at enhancing profitability under moderate levels of interest rate exposure. Due to recent increases in interest rates, which have resulted
in less favorable interest rate  spreads  on capital leverage   transactions,
we have reduced our planned activity in these transactions. Additionally, as our capital ratios decline, our emphasis on increasing these transactions is expected to accordingly decline.

COMPARISON OF THE OPERATING  RESULTS  FOR  THE THREE MONTHS ENDED SEPTEMBER 30,
     2000 AND 1999


   GENERAL. Net income was $5.6 million during both the three months ended September 30, 2000 and 1999. Declines of $713,000 and $301,000 in net interest income and non-interest income were offset by declines of $519,000 and $508,000 in non-interest expense and income tax expense during this period.

   NET INTEREST INCOME. The discussion of net interest income for the three months ended September 30, 2000 and 1999, presented below, should be read in conjunction with the following table, which sets forth certain information relating to our consolidated statements of operations for the three months ended September 30, 2000 and 1999, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                                     FOR THE THREE MONTHS  ENDED SEPTEMBER 30,
                                    --------------------------------------------------------------------------------------
                                                         2000                                       1999
                                    --------------------------------------------  ----------------------------------------
                                                                      AVERAGE                                     AVERAGE
                                        AVERAGE                       YIELD/         AVERAGE                       YIELD/
                                        BALANCE       INTEREST         COST          BALANCE        INTEREST        COST
                                    --------------- -------------  -------------  -------------   ----------- ------------
Assets:                                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
    Real Estate Loans <F1>               $1,732,748       $33,321          7.69%     $1,415,416       $27,003         7.63%
    Other loans                               7,296           178          9.76           7,595           149         7.85
    MORTGAGE-BACKED SECURITIES <F2>         429,437         7,388          6.88         515,380         8,099         6.29
    INVESTMENT SECURITIES <F2>              138,736         2,175          6.27         172,254         2,585         6.00
    FEDERAL FUNDS SOLD                       58,401           980          6.71          48,801           773         6.34
                                    --------------- -------------                 -------------   -----------
      TOTAL INTEREST-EARNING ASSETS       2,366,618       $44,042          7.44%      2,159,446       $38,609         7.15%
                                    --------------- =============                 -------------   ===========
     NON-INTEREST EARNING ASSETS            148,508                                     111,546
                                    ---------------                               -------------
TOTAL ASSETS                             $2,515,126                                  $2,263,703
                                    ===============                               =============

LIABILITIES AND STOCKHOLDERS'
EQUITY:
  INTEREST-BEARING LIABILITIES:
    NOW, SUPER NOW ACCOUNTS                 $26,207           $77          1.17%        $26,373           $73         1.10%
    MONEY MARKET ACCOUNTS                   157,557         1,711          4.31          57,067           517         3.58
    SAVINGS ACCOUNTS                        370,699         1,906          2.04         408,335         2,098         2.04
    CERTIFICATES OF DEPOSIT                 620,069         8,321          5.32         675,906         8,536         5.02
    BORROWED FUNDS                        1,012,826        16,180          6.34         788,579        10,825         5.46
                                    --------------- -------------                 -------------   -----------
      TOTAL INTEREST-BEARING
         LIABILITIES                      2,187,358       $28,195          5.11%      1,956,260       $22,049         4.48%
                                    --------------- =============                 -------------   ===========
  CHECKING ACCOUNTS                          57,096                                      53,658
  OTHER NON-INTEREST-BEARING
     LIABILITIES                             62,181                                      34,864
                                    ---------------                               -------------
      TOTAL LIABILITIES                   2,306,635                                   2,052,071
  STOCKHOLDERS' EQUITY                      208,491                                     211,632
                                    ---------------                               -------------
TOTAL LIABILITIES AND
   STOCKHOLDERS'EQUITY                   $2,515,126                                  $2,263,703
                                    ===============                               =============
NET INTEREST INCOME/ INTEREST RATE
   SPREAD<F3>                                             $15,847          2.33%                      $16,560         2.67%
                                                    =============                                 ===========
NET INTEREST-EARNING ASSETS/NET
   INTEREST MARGIN <F4>                    $179,260                        2.68%       $203,186                       3.07%
                                    ===============                               =============
RATIO OF INTEREST-EARNING ASSETS
   TO INTEREST-BEARING LIABILITIES                                       108.20%                                    110.39%

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

RATE/VOLUME ANALYSIS

                                           THREE MONTHS ENDED
                                           SEPTEMBER 30, 2000
                                              COMPARED TO
                                           THREE MONTHS ENDED
                                           SEPTEMBER 30, 1999
                                          INCREASE/ (DECREASE)
                                                  DUE TO
                                VOLUME              RATE             TOTAL
                             --------------      ------------     ----------
Interest-earning assets:                     (DOLLARS IN THOUSANDS)
   Real Estate Loans                 $6,080              $238         $6,318
   Other loans                           (7)               36             29
   Mortgage-backed securities        (1,411)              700           (711)
   Investment securities               (515)              105           (410)
   Federal funds sold                   157                50            207
                             --------------      ------------     ----------
    Total                            $4,304            $1,129         $5,433
                             ==============      ============     ==========
Interest-bearing liabilities:
   NOW and Super Now accounts           $(1)               $5             $4
   Money market accounts              1,002               192          1,194
   Savings accounts                    (193)                1           (192)
   Certificates of deposit             (717)              502           (215)
   Borrowed funds                     3,346             2,009          5,355
                             --------------      ------------     ----------
    Total                             3,437             2,709          6,146
                             --------------      ------------     ----------
Net change in net interest income      $867           $(1,580)         $(713)
                             ==============      ============     ==========

   Net interest income for the three months ended September 30, 2000 decreased $713,000 to $15.8 million from $16.6 million during the three months ended September 30, 1999. This decrease was attributable primarily to an increase of $6.1 million in interest expense, which exceeded the increase of $5.4 million in interest income. The net interest rate spread declined 34 basis points from 2.68% for the three months ended September 30, 1999 to 2.33% for the three months ended September 30, 2000, and the net interest margin declined 39 basis points from 3.07% to 2.68% during the same period.

   The decline in interest rate spread and net interest margin both reflect a 63 basis point increase in the average cost of interest bearing liabilities, resulting primarily from an increase in the average cost of borrowed funds of 88 basis points. The narrowing of the interest rate spread and net interest margin also reflects the $224.2 million increase in average borrowed funds, which possess the highest average cost of interest bearing liabilities. Our issuance, on April 12, 2000, of $25.0 million in subordinated notes with a stated annual coupon of 9.25% also contributed to the growth in interest expense on borrowed funds.

   INTEREST INCOME. Interest income for the three months ended September 30, 2000, was $44.0 million, an increase of $5.4 million from $38.6 million during the three months ended September 30, 1999. The increase in interest income was primarily attributable to increased interest income on real estate loans of $6.3 million and other interest income (comprised of interest income on commercial paper, federal funds sold and FHLBNY stock) of $207,000. The increase in interest income on real estate loans was attributable primarily to an increase of $317.3 million in the average balance of real estate loans, resulting from $388.3 million of real estate loans originated during the twelve-month period ended

September 30, 2000. The increase in other interest income was also attributable primarily to an increase in the average balance of $9.6 million, resulting primarily from growth in the FHLBNY capital stock. Overall, the yield on interest-earning assets increased 29 basis points from 7.15% during the three months ended September 30, 1999 to 7.44% during
the  three  months  ended  September 30, 2000.   The increase was attributable
primarily to increases in the average yield of 6 basis points on real estate loans, 59 basis points on mortgage-backed securities and 27 basis points on investment securities, resulting primarily from general market interest rate increases during the past twelve months. The average interest rate on real estate loan originations during the quarter ended September 30, 2000, increased in excess of 100 basis points from the quarter ended  September  30,  1999,  reflecting similar increases  in general market
interest rates during this period.   Offsetting these increases  was  a
decline of $711,000 in interest income on mortgage backed securities and a decline of $410,000 in interest income from investment securities.
The average balance of mortgage backed securities has declined $85.9 million during the past twelve months and the average balance of investment securities has declined $33.5 million during the same period.
Both of these declines reflect our ongoing shift of interest earning assets from securities into real estate loans, which typical possess a higher average yield than securities.

   INTEREST EXPENSE. Interest expense increased $6.1 million, to $28.2 million during the three months ended September 30, 2000, from $22.1 million during the three months ended September 30, 1999. This increase resulted primarily from increased interest expense of $5.4 million on borrowed funds, which resulted from an increase in the average balance of $224.2 million during the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The increase in the average balance of borrowed funds resulted primarily from growth of $187.5 million in FHLBNY advances during the period October 1, 1999 to September 30, 2000. The FHLBNY advances are generally medium-term interest-bearing liabilities, which are utilized to fund loan originations. In addition, the average cost of borrowings increased 88 basis points during this period, reflecting recent increases in general market interest rates, and a shift in borrowings towards FHLBNY advances, which have longer average terms and higher average costs than Securities Sold Under Agreement to Repurchase borrowings. In addition, our issuance of $25.0 million in subordinated debt on April 12, 2000, at a stated annual coupon of 9.25%, added $599,000 in interest expense during the quarter ended September 30, 2000. Further, interest expense on money market accounts increased $1.2 million, resulting from an increase of $100.5 million in the average balance and 73 basis points in the average cost. The growth in average balance resulted primarily from ongoing promotions on these accounts. Offsetting these increases, was a decline in interest expense on certificates of deposits of $215,000, which resulted primarily from a reduction of $55.8 million in average balance, which resulted from the loss of certificate of deposit accounts upon maturity, pre-existing promotion rates offered from July 1997 to June 1998.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $60,000 during both the three months ended September 30, 2000 and 1999, reflecting the continued stability of non-performing loans and charge-offs. See "Asset Quality." The allowance for loan losses increased $54,000 during the three months ended September 30, 2000, as the loan loss provision of $60,000 exceeded net charge-offs of $6,000 during the period. We have continued our loan loss provisions and resultant increase in the allowance for loan losses in response to our continued growth in real estate loans and our recognition of slight increases in delinquent and impaired loans.


   NON-INTEREST INCOME. Non-interest income declined $301,000 to $1.8 million during the three months ended September 30, 2000, from $2.1 million during the three months ended September 30, 1999. The decrease resulted primarily from a decline of $730,000 in prepayment penalty income resulting from recent interest rate increases, which was partially offset by the addition of $521,000 in income associated with the Bank's purchase of Bank Owned Life Insurance. Both of these items are components of other non-interest income.

   Gains and losses on sales and redemptions of securities and other assets declined $86,000 from the comparable quarter of last year. During the quarter ended September 30, 1999, we recorded a net gain of $123,000 on the sales and calls of securities and other assets, comprised primarily of gains of $117,000 on the sale of equity security investments. During the quarter ended September 30, 2000, we recorded a net gain of $37,000 on the sales and calls of securities and other assets, comprised primarily of a cash receipt of $35,000 as settlement on two Other Real Estate Owned properties, which were previously written off as a loss.

   NON-INTEREST EXPENSE. Non-interest expense decreased $519,000, from $8.9 million during the three months ended September 30, 1999, to $8.4 million during the three months ended September 30, 2000.

   Salary and employee benefits declined $128,000 during this period. The reduction in salary and employee benefits expense resulted from an aggregate decline of $394,000 in our Employee Retirement Plan and Executive Benefit Maintenance Plan expenses due to curtailments of these benefits instituted during the fourth fiscal quarter of 2000. Partially offsetting these declines were increases in salaries and 401(k) plan expenses, as 401(k) plan contributions were reinstated during the fourth fiscal quarter of 2000.

   In addition, our ESOP benefit expense declined $437,000. Effective July 1, 2000, the ESOP benefit cost is being spread over a period of up to a maximum of 30 years from the date of inception, with the option of prepayment. This extension in amortization period caused the majority of the decline in ESOP cost during this period. Additionally, a reduction in the average market value of our common stock (which directly impacts the recorded ESOP compensation expense) also contributed to the decline in ESOP cost.

   Federal deposit insurance premiums also declined $52,000 during the quarter ended September 30, 2000 compared to September 30, 1999, as a result of a reduction in our insurance rate which was instituted in January, 2000.

   Other   expenses   increased  $71,000  due  primarily  to  increases   in
advertising expenses.

   INCOME TAX EXPENSE. Income tax expense decreased $508,000, or 12%, during the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999. Our effective tax rate declined from 42.8% to 39.6% during this period, due to additional tax benefits associated with activities of subsidiary companies as well as the favorable tax status on income associated with our recent Bank Owned Life Insurance investment.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Quantitative and qualitative disclosure about market risk is presented at June 30, 2000 in Exhibit 13.1 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2000. There have been no material changes in our market risk at September 30, 2000 compared to June 30, 2000. The following is an update of the discussion provided therein:

   GENERAL. Our largest component of market risk continues to be interest rate risk. Virtually all of this risk continues to reside at the Bank level. The Bank still is not subject to foreign currency exchange or commodity price risk. At September 30, 2000, we owned no trading assets, nor did we utilize hedging transactions such as interest rate swaps and caps.

   ASSETS,  DEPOSIT  LIABILITIES  AND  WHOLESALE  FUNDS.   There has been no
material change in the composition of assets, deposit liabilities or wholesale funds from June 30, 2000 to September 30, 2000.

   GAP ANALYSIS. Dime of Williamsburgh's primary source of income is its net interest income, which is the difference between the interest income earned on its interest earning assets and the interest expense incurred on its interest bearing liabilities. At September 30, 2000, our one year interest rate sensitivity gap (the difference between our interest rate sensitive assets maturing or repricing within one year and our interest rate sensitive liabilities maturing or repricing within one year, expressed as a percentage of total assets) was negative 25%, compared to negative 23% at June 30, 2000. In a rising interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors,  to  experience  a  greater  increase  in  its cost of  liabilities relative to its yield on assets, and thus decrease an institution's net interest income. Due to competitive conditions in the market for multi-family lending, we have increased our origination of fixed interest rate multi-family loans with maturities up to 15 years compared to our historical practice of originating multi-family loans with fixed interest rates for the first five years of the loan and that adjust at the conclusion of the initial five year term to a market index for the remainder of the term of the loan, typically another five years. At September 30, 2000, we had approximately $67.2 million of fixed-rate multi-family loans, or 4% of our total loan portfolio, with maturities of 15 years. We have also experienced an increase in the proportion of certificates of deposit and borrowings maturing within one year or less. If these trends continue, our one year interest rate sensitivity gap may continue to widen.

   INTEREST RATE RISK COMPLIANCE. We continue to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at June 30, 2000. There have been no changes in our board approved limits of acceptable variance in net interest income and net portfolio value at September 30, 2000 compared to June 30, 2000, and the projected changes continue to fall within the board approved limits at all levels of potential interest rate volatility.

   As a federal savings bank, Dime of Williamsburgh is required to monitor changes in the net present value of the expected future cash flows of its assets and liabilities, which is referred to as net portfolio value or NPV. In addition, we monitor our NPV ratio, which is our NPV divided by the estimated market value of total assets. The NPV ratio can be viewed as a corollary to our capital ratios. To monitor our overall sensitivity to changes in interest rates, we simulate the effect of instantaneous changes in interest rates of up to 200 basis points on our assets and liabilities. As of June 30, 2000, an increase in interest rates of 200 basis points would have reduced our NPV by approximately 28.7%, resulting in an NPV ratio of 6.82%. There can be no assurance that future changes in our mix of assets and liabilities will not result in more extensive declines in our NPV and NPV ratio. Our focus on multi-family lending may subject us to greater risk of an adverse impact on our operations from a downturn in the economy. While we are currently reviewing the NPV calculation as of September 30, 2000, we anticipate that the NPV ratio, under an increase in interest rates of 200 basis points, will remain above 6.00%


PART II - OTHER INFORMATION

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

     None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.
ITEM 5.     OTHER INFORMATION

        ANY SHAREHOLDER PROPOSAL INTENDED FOR INCLUSION IN OUR PROXY STATEMENT AND PROXY CARD RELATING TO OUR 2001 ANNUAL MEETING OF SHAREHOLDERS MUST BE RECEIVED BY US BY JUNE 7, 2001, PURSUANT TO THE PROXY SOLICITATION REGULATIONS OF THE SEC. NOTHING IN THIS PARAGRAPH SHALL BE DEEMED TO REQUIRE US TO INCLUDE IN OUR PROXY STATEMENT AND PROXY CARD FOR SUCH MEETING ANY SHAREHOLDER PROPOSAL WHICH DOES NOT MEET THE REQUIREMENTS OF THE SEC IN EFFECT AT THE TIME. ANY SUCH PROPOSAL WILL BE SUBJECT TO 17 C.F.R.
<section>240.14A-8 OF THE RULES AND REGULATIONS PROMULGATED BY THE SEC UNDER
THE EXCHANGE ACT.


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

                                 Dime Community Bancshares, Inc.



Dated:   November 14, 2000       By:   /s/ VINCENT F. PALAGIANO
                                      -------------------------------------
                                      Vincent F. Palagiano
                                      Chairman of the Board and Chief
                                          Executive Officer



Dated:   November 14, 2000       By:   /s/ KENNETH J. MAHON
                                      -------------------------------------
                                      Kenneth J. Mahon
                                      Executive Vice President and Chief
                                          Financial Officer