Form 10-Q
period 2000-12-31
DIME COMMUNITY BANCSHARES INC
filed 2001-02-14
CIK 1005409

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2000

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
(1)  YES  X    NO ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASSES OF COMMON STOCK     NUMBER OF SHARES OUTSTANDING, JANUARY 31, 2001

           $.01 Par Value                        11,425,389

                             PART I - FINANCIAL INFORMATION
                                                                          PAGE
Item 1.      Financial Statements
             Consolidated  Statements  of Condition at December 31, 2000
                (Unaudited) and June 30, 2000                               3
             Consolidated Statements of Operations for the Three and Six
                Months Ended December 31, 2000 and 1999 (Unaudited)         4
             Consolidated Statements of Changes in Stockholders' Equity
                for the Six Months Ended December 31, 2000 and
                Comprehensive Income for the Three and Six Months Ended
                December 31, 2000 and 1999 (Unaudited)                      5


             Consolidated  Statements  of Cash Flows for the Six Months
                Ended December 31, 2000 and 1999 (Unaudited)                6
                Notes to Consolidated Financial Statements (Unaudited)      7
Item 2.      Management's    Discussion    and    Analysis    of
                Financial Condition and Results of Operations            8-22
Item 3       Quantitative and Qualitative Disclosure About Market Risk     22

                             PART II - OTHER INFORMATION
Item 1.      Legal Proceedings                                             22
Item 2.      Changes in Securities and Use of Proceeds                     22
Item 3.      Defaults Upon Senior Securities                               22
Item 4.      Submission of Matters to a Vote of Security Holders           23
Item 5.      Other Information                                             23
Item 6.      Exhibits and Reports on Form 8-K                              23
             Signatures                                                    24
             Exhibits

EXPLANATORY NOTES: Statements contained in this Quarterly Report on Form 10-Q relating to plans, strategies, economic performance and trends, and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward looking information is inherently subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, legislative and regulatory conditions, or the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from our operations and investments. We have no obligation to update these forward looking statements.

As used in this Form 10-Q, "we" and "us" and "our" refer to Dime Community Bancshares, Inc. and/or its consolidated subsidiaries, depending on the context.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                          AT DECEMBER 31,
                                                                                               2000                     AT JUNE 30,
                                                                                           (UNAUDITED)                      2000
                                                                                          ---------------              -----------
ASSETS:
Cash and due from banks                                                                           $17,659                  $15,371
Investment securities held to maturity (estimated market value of $9,539 and
   $17,351 at December 31, 2000 and June 30, 2000, respectively)                                    9,508                   17,489
Investment securities available for sale:
   Bonds and notes (amortized cost of $106,847 and $109,057 at December 31,
   2000 and June 30, 2000, respectively)                                                          105,628                  105,316
Marketable equity securities (historical cost of $14,203 and $14,948 at
   December 31, 2000 and June 30, 2000, respectively)                                              15,687                   15,805
Mortgage backed securities held to maturity (estimated market value of
   $11,079 and $13,263 at December 31, 2000 and June 30, 2000, respectively)                       10,983                   13,329
Mortgage backed securities available for sale (amortized cost of $406,230
   and $438,160 at December 31, 2000 and June 30, 2000, respectively)                             406,945                  429,361
Federal funds sold                                                                                 36,145                    9,449
Loans:
    Real estate                                                                                 1,807,977                1,713,552
    Other loans                                                                                     7,468                    7,648
    Less: Allowance for loan losses                                                               (15,382)                 (14,785)
                                                                                          ---------------              -----------
    Total loans, net                                                                            1,800,063                1,706,415
                                                                                          ---------------              -----------
Loans held for sale                                                                                    -                       100
Premises and fixed assets, net of accumulated depreciation                                         14,777                   14,771
Federal Home Loan Bank of New York Capital Stock                                                   42,770                   42,423
Other real estate owned, net                                                                          438                      381
Goodwill                                                                                           57,946                   60,254
Other assets                                                                                       68,135                   71,675
                                                                                          ---------------              -----------
TOTAL ASSETS                                                                                   $2,586,684               $2,502,139
                                                                                          ===============              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Due to depositors                                                                              $1,264,664               $1,219,148
Escrow and other deposits                                                                          62,515                   35,161
Securities sold under agreements to repurchase                                                    424,454                  434,027
Federal Home Loan Bank of New York advances                                                       567,500                  555,000
Subordinated notes payable                                                                         25,000                   25,000
Other liabilities                                                                                  26,319                   26,634
                                                                                          ---------------              -----------
TOTAL LIABILITIES                                                                               2,370,452                2,294,970
                                                                                          ---------------              -----------
STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par, 9,000,000 shares authorized,
   none outstanding at December 31, 2000 and June 30, 2000)                                           -                        -
Common stock ($0.01 par, 45,000,000 shares authorized, 14,585,365 shares and
   14,583,765 shares issued at December 31, 2000 and June 30, 2000, respectively, and 11,389,416 shares and 11,664,174 shares outstanding at
   December 31, 2000  and June 30, 2000,  respectively)                                               145                      145
Additional paid-in capital                                                                        150,260                  150,034
Retained earnings                                                                                 140,924                  133,769
Accumulated other comprehensive income (loss)                                                         480                   (6,309)
Unallocated common stock of Employee Stock Ownership Plan                                          (6,602)                  (6,853)
Unearned common stock of Recognition and Retention Plan                                            (3,360)                  (4,324)
Common stock held by Benefit Maintenance Plan                                                      (2,449)                  (1,790)
Treasury stock, at cost (3,195,949 shares and 2,919,591 shares
   at December 31, 2000 and June 30, 2000, respectively)                                          (63,166)                 (57,503)
                                                                                          ---------------              -----------
TOTAL STOCKHOLDERS' EQUITY                                                                        216,232                  207,169
                                                                                          ---------------              -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $2,586,684               $2,502,139
                                                                                          ===============              ===========

See notes to consolidated financial statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED) (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                 FOR THE THREE MONTHS                  FOR THE SIX MONTHS
                                                                  ENDED DECEMBER 31,                   ENDED DECEMBER 31,
                                                            ------------------------------         ---------------------------
                                                                2000               1999               2000              1999
                                                            ----------          ----------         ---------          --------
INTEREST INCOME:
Loans secured by real estate                                   $34,299             $29,093           $67,620           $56,096
Other loans                                                        159                 161               337               310
Investment securities                                            2,297               2,559             4,472             5,144
Mortgage-backed securities                                       7,178               7,610            14,566            15,709
Other                                                            1,133               2,474             2,113             3,247
                                                            ----------          ----------         ---------          --------
   TOTAL INTEREST  INCOME                                       45,066              41,897            89,108            80,506
                                                            ----------          ----------         ---------          --------
INTEREST EXPENSE:
Deposits  and escrow                                            12,404              11,130            24,419            22,354
Borrowed funds                                                  16,122              14,039            32,302            24,864
                                                            ----------          ----------         ---------          --------
   TOTAL INTEREST EXPENSE                                       28,526              25,169            56,721            47,218
      NET INTEREST INCOME                                       16,540              16,728            32,387            33,288
PROVISION FOR LOAN LOSSES                                          560                  60               620               120
                                                            ----------          ----------         ---------          --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             15,980              16,668            31,767            33,168
                                                            ----------          ----------         ---------          --------
NON-INTEREST INCOME:
Service charges and other fees                                   1,088               1,163             2,053             2,139
Net gain (loss) on sales and redemptions of
   securities and other assets                                     754                (145)              790               (14)
Net gain (loss) on sales of loans                                   (1)                 -                 -                 (8)
Other                                                              930                 480             1,730             1,484
                                                            ----------          ----------         ---------          --------
   TOTAL NON-INTEREST INCOME                                     2,771               1,498             4,573             3,601
                                                            ----------          ----------         ---------          --------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                   3,355               3,532             6,652             6,956
ESOP and RRP compensation expense                                  726               1,059             1,417             2,189
Occupancy and equipment                                          1,063                 945             2,034             1,883
Federal deposit insurance premiums                                  63                 118               126               233
Data processing costs                                              467                 408               891               840
Goodwill amortization                                            1,154               1,154             2,308             2,308
Other                                                            1,974               1,793             3,741             3,486
                                                            ----------          ----------         ---------          --------
   TOTAL NON-INTEREST EXPENSE                                    8,802               9,009            17,169            17,895
                                                            ----------          ----------         ---------          --------
INCOME BEFORE INCOME TAXES                                       9,949               9,157            19,171            18,874
INCOME TAX EXPENSE                                               3,957               3,741             7,606             7,898
                                                            ----------          ----------         ---------          --------
        NET INCOME                                              $5,992              $5,416           $11,565           $10,976
                                                            ==========          ==========         =========          ========
EARNINGS PER SHARE:
   BASIC                                                         $0.57               $0.47             $1.09             $0.95
                                                            ==========          ==========         =========          ========
   DILUTED                                                       $0.54               $0.45             $1.04             $0.90
                                                            ==========          ==========         =========          ========

See notes to consolidated financial statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)    (IN THOUSANDS)

                                                                                          FOR THE SIX
                                                                                          MONTHS ENDED
                                                                                     DECEMBER 31, 2000
   COMMON STOCK (PAR VALUE $0.01):
Balance at beginning of period                                                                    $145
                                                                                     -----------------
Balance at end of period                                                                           145
                                                                                     -----------------
   ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period                                                                 150,034
Stock options exercised                                                                             24
Amortization of excess fair value over cost - ESOP stock                                           202
                                                                                     -----------------
Balance at end of period                                                                       150,260
                                                                                     -----------------
   RETAINED EARNINGS:
Balance at beginning of period                                                                 133,769
Net income for the period                                                                       11,565
Cash dividends declared and paid                                                                (4,410)
                                                                                     -----------------
Balance at end of period                                                                       140,924
                                                                                     -----------------
   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET:
Balance at beginning of period                                                                  (6,309)
Change in unrealized gain (loss) on securities available for sale
   during the period, net of deferred taxes                                                      6,789
                                                                                     -----------------
Balance at end of period                                                                           480
                                                                                     -----------------
   EMPLOYEE STOCK OWNERSHIP PLAN:
Balance at beginning of period                                                                  (6,853)
Amortization of earned portion of ESOP stock                                                       251
                                                                                     -----------------
Balance at end of period                                                                        (6,602)
                                                                                     -----------------
   RECOGNITION AND RETENTION PLAN:
Balance at beginning of period                                                                  (4,324)
Amortization of earned portion of RRP stock                                                        964
                                                                                     -----------------
Balance at end of period                                                                        (3,360)
                                                                                     -----------------
   BENEFIT MAINTENANCE PLAN:
Balance at beginning of period                                                                  (1,790)
Common stock acquired by BMP                                                                      (659)
                                                                                     -----------------
Balance at end of period                                                                        (2,449)
                                                                                     -----------------
   TREASURY STOCK:
Balance at beginning of period                                                                 (57,503)
Purchase of 276,358 shares, at cost                                                             (5,663)
                                                                                     -----------------
Balance at end of period                                                                       (63,166)
                                                                                     -----------------

STATEMENTS OF COMPREHENSIVE INCOME:
                                                           THREE                   THREE               SIX                 SIX
                                                        MONTHS ENDED           MONTHS ENDED         MONTHS ENDED      MONTHS ENDED
                                                         DECEMBER 31,           DECEMBER 31,        DECEMBER 31,      DECEMBER 31,
                                                             2000                  1999                 2000             1999
                                                       --------------          ------------         ------------      ------------
Net Income                                                     $5,992                $5,416              $11,565            10,976
Reclassification adjustment for securities
   sold, net of taxes of $348, and $(628),
   during the three months ended  December 31,
   2000 and 1999, respectively, and $348,
   and $(575)  during the six months ended
   December 31, 2000 and 1999,
   respectively.                                                 (408)                  738                 (408)              674
Net unrealized securities gains (losses)
   arising  during the period, net of  deferred
   taxes of $3,384 and $(2,563) during the
   three months  ended  December 31, 2000 and
   1999,  respectively
   and $6,131 and $(2,637) during the six months
   ended December 31,  2000 and 1999,
   respectively.                                                3,972                (3,009)               7,197            (3,095)
                                                       --------------          ------------         ------------      ------------
Total comprehensive income                                     $9,556                $3,145              $18,354            $8,555
                                                       ==============          ============         ============      ============

See notes to consolidated financial statements

 DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                          FOR THE SIX MONTHS
                                                                                                           ENDED DECEMBER 31,
                                                                                                  --------------------------------
                                                                                                     2000                   1999
                                                                                                  ----------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                     (In THOUSANDS)
Net Income                                                                                           $11,565               $10,976
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net loss (gain) on investment and mortgage backed securities sold                                       (756)                1,249
Net gain on sale of other assets                                                                         (34)                  (12)
Net loss on sale of loans held for sale                                                                   -                      8
Net depreciation and amortization                                                                        544                   417
ESOP and RRP compensation expense                                                                      1,417                 2,189
Provision for loan losses                                                                                620                   120
Goodwill amortization                                                                                  2,308                 2,308
Decrease in loans held for sale                                                                          100                    -
Increase in other assets and other real estate owned                                                  (2,269)               (2,164)
Decrease in other liabilities                                                                           (315)                 (407)
                                                                                                  ----------              --------
Net cash provided by operating activities                                                             13,180                14,684
                                                                                                  ----------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in Federal funds sold                                                                   (26,696)              (38,328)
Proceeds from  maturities of investment securities held to maturity                                    3,000                    45
Proceeds from  maturities of investment securities available for sale                                  2,220               130,422
Proceeds from calls of investment securities held to maturity                                          5,000                10,000
Proceeds from calls of investment securities available for sale                                           -                  2,400
Proceeds from sales of investment securities available for sale                                        1,729                21,772
Proceeds from sales of mortgage backed securities available for sale                                      -                 27,526
Purchases of investment securities available for sale                                                   (219)             (133,703)
Purchases of mortgage backed securities available for sale                                                -                 (9,799)
Principal collected on mortgage backed securities held to maturity                                     2,346                 4,844
Principal collected on mortgage backed securities available for sale                                  31,895                41,684
Net increase in loans                                                                                (94,267)             (196,274)
Purchases of fixed assets                                                                               (642)                 (489)
Purchase of Federal Home Loan Bank stock                                                                (347)              (13,195)
                                                                                                  ----------              --------
Net cash used in investing activities                                                                (75,981)             (153,095)
                                                                                                  ----------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in due to depositors                                                          45,516               (42,280)
Net increase (decrease) in escrow and other deposits                                                  27,354               (19,697)
Proceeds from Federal Home Loan Bank of New York Advances                                             12,500               285,000
Decrease in securities sold under agreements to repurchase                                            (9,573)              (63,490)
Cash dividends paid                                                                                   (4,410)               (3,815)
Exercise of stock options and tax benefits of stock options and RRP                                       24                   164
Purchase of common stock by Benefit Maintenance Plan and RRP                                            (659)                 (959)
Purchase of treasury stock                                                                            (5,663)               (6,481)
                                                                                                  ----------              --------
Net cash provided by financing activities                                                             65,089               148,442
                                                                                                  ----------              --------
INCREASE IN CASH AND DUE FROM BANKS                                                                    2,288                10,031
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                                          15,371                17,801
                                                                                                  ----------              --------
CASH AND DUE FROM BANKS, END OF PERIOD                                                               $17,659               $27,832
                                                                                                  ==========              ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes                                                                             3,830                12,654
                                                                                                  ==========              ========
Cash paid for interest                                                                                55,553                44,227
                                                                                                  ==========              ========
Transfer of loans to Other real estate owned                                                             102                   412
                                                                                                  ==========              ========
Change in unrealized gain (loss) on available for sale securities,
   net of deferred taxes                                                                               6,789                (2,421)
                                                                                                  ==========              ========

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

   The Bank has been, and intends to continue to be, a community-oriented financial institution providing financial services and loans for housing within its market areas. We maintain our headquarters in the Williamsburgh section of the borough of Brooklyn. As of December 31, 2000, the Bank has seventeen additional offices located in the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of December 31, 2000, the results of operations for the three-month and six-month periods ended December 31, 2000 and 1999, cash flows for the six months ended December 31, 2000 and 1999, changes in stockholders' equity for the six months ended December 31, 2000 and comprehensive income for the three-month and six-month periods ended December 31, 2000 and 1999. The results of operations for the three-month and six-month periods ended December 31, 2000, are not necessarily indicative of the results of operations for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (referred to as U.S. GAAP) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

3.   TREASURY STOCK

   During the six months ended December 31, 2000, we repurchased 276,358 shares of our common stock into treasury. The average price of the treasury shares acquired was $20.48 per share, and all shares have been recorded at the acquisition cost.

4.   RECENTLY ISSUED ACCOUNTING STANDARDS


     ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES - In September, 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS 140") replacing Financial Accounting Standards Board Statement No. 125. SFAS 140 revises the standard for accounting and reporting for transfers and servicing of financial assets such as receivables, loans and
securities,   factoring   transactions,  wash  sales, servicing   assets   and
liabilities, collateralized borrowing arrangements, securities lending transactions, repurchase agreements, loan participations, and extinguishments of liabilities. The new standard is based on consistent application of a financial-components approach that recognizes the financial and servicing assets a company controls and the liabilities a company has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS 140 provides consistent guidelines for distinguishing transfers of financial assets from transfers that are secured borrowings. The Company is required to adopt SFAS 140 by March 31, 2001. SFAS 140 is not expected to have a material impact upon the Company's consolidated financial statements.

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

SELECTED FINANCIAL HIGHLIGHTS AND OTHER DATA
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE THREE MONTHS                      FOR THE SIX MONTHS
                                                               ENDED DECEMBER 31,                       ENDED DECEMBER 31,
                                                           ---------------------------                -------------------------
                                                            2000                  1999                 2000                1999
                                                           ------                -----                -----               ------
PERFORMANCE AND OTHER SELECTED RATIOS:
Return on Average Assets                                     0.94%                0.88%                0.91%                0.93%
Return on Average Stockholders' Equity                      11.24                10.21                10.97                10.36
Core Return on Average Stockholders' Equity (1)             10.97                10.18                10.80                 9.95
Stockholders Equity to Total Assets                          8.36                 8.78                 8.36                 8.78
Tangible Equity to Total Tangible Assets                     6.12                 6.41                 6.12                 6.41
Loans to Deposits at End of Period                         143.55               131.07               143.55               131.07
Loans to Earning Assets at End of Period                    74.31                69.48                74.31                69.48
Average Interest Rate Spread                                 2.35                 2.48                 2.34                 2.58
Net Interest Margin                                          2.75                 2.86                 2.72                 2.96
Average Interest Earning Assets to average interest        109.47               109.78               108.83               110.07
bearing liabilities
Core Non-interest Expense to Average Assets (2)              1.17                 1.25                 1.14                 1.29
Core Efficiency Ratio (2)                                   40.10                41.64                39.95                41.11
Effective Tax Rate                                          39.77                40.85                39.67                41.85
Dividend payout ratio                                       35.19                37.78                36.54                35.56
Average Tangible Equity                                  $153,057             $149,292             $152,585             $147,860
PER SHARE DATA:
Reported EPS (Diluted)                                       0.54                 0.45                 1.04                 0.90
Core EPS  (Diluted) (1)                                      0.52                 0.45                 1.02                 0.87
Cash dividends per share                                     0.19                 0.17                 0.38                 0.32
Stated Book Value                                           18.99                16.97                18.99                16.97
Tangible Book Value                                         13.56                12.07                13.56                12.07
CASH EARNINGS DATA (3):
Cash Earnings                                               8,078                7,837               15,703               15,886
Cash EPS (Diluted)                                           0.73                 0.65                 1.41                 1.31
Core Cash EPS  (Diluted) (1)                                 0.71                 0.65                 1.39                 1.27
Cash Return on Average Assets                                1.27%                1.28%                1.24%                1.35%
(TABLE CONTINUED ON NEXT PAGE)

                                                              FOR THE THREE MONTHS                      FOR THE SIX MONTHS
                                                               ENDED DECEMBER 31,                       ENDED DECEMBER 31,
                                                           ---------------------------                -------------------------
                                                            2000                  1999                 2000               1999
                                                           ------                -----                -----              ------
Cash Return on Average Stockholders' Equity                 15.16                14.77                14.90                14.99
Core Cash Return on Average Stockholders' Equity (1)        14.88                14.74                14.72                14.58
Cash Non-interest Expense to Average Assets (4)              1.05                 1.08                 1.03                 1.10
Cash Efficiency Ratio (4)                                   36.19                35.87                36.03                35.18
ASSET QUALITY SUMMARY:
Net charge-offs                                               $17                 $464                  $23                 $512
Non-performing Loans                                        3,950                2,967                3,950                2,967
Other real estate owned                                       438                1,180                  438                1,180
Non-performing Loans/Total Loans                             0.22%                0.19%                0.22%                0.19%
Non-performing Assets/Total Assets                           0.17                 0.17                 0.17                 0.17
Allowance for Loan Loss/Total Loans                          0.85                 0.93                 0.85                 0.93
Allowance for Loan Loss/Non-performing Loans               389.42               495.08               389.42               495.08
REGULATORY CAPITAL RATIOS: (BANK ONLY)
Tangible capital                                             6.01%                5.66%                6.01%                5.66%
Leverage capital                                             6.01                 5.66                 6.01                 5.66
Total risk-based capital                                    12.72                10.73                12.72                10.73
EARNINGS TO FIXED CHARGES RATIOS
Including interest on deposits                               1.35x                1.36x                1.34x                1.40x
Excluding interest on deposits                               1.62                 1.65                 1.59                 1.76

(1) Amounts exclude gains and losses on sales of assets, and other significant non-recurring income or expense items.

(2) In calculating these ratios, amortization expense related to goodwill and core deposit intangibles are excluded from non-interest expense. The actual efficiency ratio and ratio of non-interest expense to average assets were 47.43% and 1.38%, respectively, for the three months ended December 31, 2000, 49.04% and 1.47%, respectively, for the three months ended December 31, 1999, 47.47% and 1.36%, respectively, for the six months ended December 31, 2000, and 48.48% and 1.52%, respectively, for the six months ended December 31, 1999.

(3) Amounts exclude non-cash expenses related to goodwill and core deposit intangible amortization and compensation expense related to stock benefit plans.

(4) In calculating these ratios, non-interest expense excludes non-cash expenses related to goodwill and core deposit intangible amortization and compensation expense related to stock benefit plans.


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

   Our primary investing activities are the origination of multi-family real estate mortgage loans, and the purchase of mortgage-backed and other securities. Increases in interest rates during the period January, 2000 through December, 2000 has resulted in a decline in our loan origination activity. During the six months ended December 31, 2000, our real estate loan originations totaled $148.4 million compared to $296.7 million for the six months ended December 31, 1999. Purchases of mortgage-backed and other securities totaled $219,000 for the six months ended December 31, 2000 compared to $143.5 million for the six months ended December 31, 1999. In response to both interest rate increases and a reduction in our overall capital ratios from the previous year, we reduced our level of capital leverage transactions during the six months ended December 31, 2000, which resulted in a decline in security purchases during the period.

   Funding for loan originations and security purchases during the six months ended December 31, 2000, was obtained primarily from principal repayments on loans and mortgage-backed securities, deposit growth and maturities of investment securities. Principal repayments on real estate loans and mortgage-backed securities totaled $91.6 million during the six months ended December 31, 2000, compared to $150.3 million during the six months ended December 31, 1999. Interest rate increases during the period January, 2000 through December, 2000 significantly slowed principal repayment rates on both real estate loans and mortgage-backed securities during this period, particularly loan prepayments. Maturities and calls of investment securities totaled $10.2 million during the six months ended December 31, 2000, and $142.9 million during the six months ended December 31, 1999. During the six months ended December 31, 1999, we were concerned over the potential of excessive deposit outflows due to customer concerns over possible computer problems upon turning to the Year 2000. In order to alleviate liquidity concerns that could have resulted in the event of excessive deposit outflows, we maintained a significant level of short-term, liquid investments during this period. As a result of the rollover of these short-term securities, our level of security purchases and maturities were considerably higher during the six ended December 31, 1999, than would have otherwise been planned.

   Deposits increased $45.5 million during the six months ended December 31, 2000, compared to a decrease of $42.3 million during the six months ended December 31, 1999. The increase in deposits during the six months ended December 31, 2000 primarily reflects increased marketing efforts over the past twelve months which have helped generate additional deposit balances in both certificate and non-certificate accounts. The greatest growth during this period has been realized in our money market accounts, which increased $32.8 million during the six months ended December 31, 2000. The decrease in deposits during the six months ended December 31, 1999, reflected the runoff of higher-cost certificate of deposit accounts which were gathered from rate promotions during the fiscal year ended June 30, 1997. The decline during this period also reflected the sale of $19.0 million in deposits at our Gates Avenue, Brooklyn branch in November, 1999. Deposit flows are affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Certificates of deposit which are scheduled to mature in one year or less from December 31, 2000 totaled $475.7 million. Based upon our current pricing strategy and deposit retention experience, we believe that we will retain a significant portion of such deposits.

   Stockholders equity increased $9.1 million during the six months ended December 31, 2000, due to the addition of net income of $11.6 million and the change of $6.8 million in the after-tax unrealized gain (loss) on available for sale securities at June 30, 2000. These increases to equity was partially offset by cash dividends of $4.4 million and treasury stock repurchases of $5.7 million during the same period. During the six months ended December 31, 2000, we repurchased 276,358 shares of our common stock into treasury. The average price of the treasury shares acquired was $20.48 per share, and all shares have been recorded at the acquisition cost.

   As of December 31, 2000, we had 434,016 shares remaining to be repurchased under our Seventh Stock Repurchase Program. Based upon the closing market price of $25.25 per share for our common stock as of December 31, 2000, we would utilize approximately $11.0 million in funds in order to repurchase all of the remaining authorized shares under the Seventh Stock Repurchase Program.

   On January 18, 2001, we declared a cash dividend of $0.19 per common share to all shareholders of record on January 30, 2001. This dividend is payable on February 7, 2001.

   The Bank is required to maintain a minimum average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings by the Office of Thrift Supervision (referred to as the OTS) regulations. The minimum required liquidity ratio is currently 4.0%. At December 31, 2000, the Bank's liquidity ratio was 12.8%. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period. The Bank's liquidity ratio fluctuates on a daily basis due primarily to deposit flows.

   We monitor our liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sales and various money market investments. In the event that we should require funds beyond our ability to generate them internally, additional sources of funds are available through the use of the Bank's $757.7 million borrowing limit at the FHLBNY. At December 31, 2000, the Bank had $585.0 million in short- and medium-term advances outstanding at the FHLBNY, and a remaining borrowing limit of $172.7 million.

   The Bank is subject to minimum capital regulatory requirements imposed by the OTS, which requirements are, as a general matter, based on the amount and composition of an institution's assets. Tangible capital must be at least 1.50% of total tangible assets and total risk-based capital must be at least 8.0% of risk-weighted assets. In addition, insured institutions in the strongest financial management condition are required to maintain Tier 1 capital of not less than 3.0% of total assets (the "leverage capital ratio"). For all other banks, the minimum leverage capital requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the institution. At December 31, 2000, the Bank was in compliance with all applicable regulatory capital requirements. Tangible capital totaled $148.0 million, or 6.01% of total tangible assets, leverage capital was 6.01% of adjusted assets, and total risk-based capital was 12.72% of risk weighted assets. In addition, at December 31, 2000, the Bank was considered "well-capitalized" for all regulatory purposes.

ASSET QUALITY

   Non-performing loans (loans past due 90 days or more as to principal or interest) totaled $4.0 million at December 31, 2000, compared to $4.4 million at June 30, 2000. We also had 29 loans totaling $780,000 delinquent 60-89 days at December 31, 2000, as compared to 25 such delinquent loans totaling $754,000 at June 30, 2000. The majority of the non-performing loans and loans delinquent 60-89 are represented by FHA/VA mortgage and consumer loans, which possess small outstanding balances.

   Under  Accounting  Principles  Generally Accepted in the  United  States  of
America, we are required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a debt constitutes a troubled-debt restructuring if we, for economic or legal reasons related to the borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider. We had two loans classified as troubled-debt restructuring at December 31, 2000, totaling $3.6 million, compared to one such loan totaling $700,000 at June 30, 2000. During the quarter ended December 31, 2000, we added one non-residential real estate loan to troubled-debt restructurings. This loan was delinquent 60 days at September 30, 2000, and was brought current on all interest through October, 2000, shortly after which time we entered into a payment restructuring agreement as a result of weaknesses in the short-term cash flows surrounding the underlying collateral.. Under the terms of this restructuring agreement, repayments of all principal and interest are scheduled to commence in April, 2002, and conclude at the stated maturity of the loan in July, 2003. In connection with this loan, we added a provision of $500,000 to our allowance for loan losses during the quarter ended December 31, 2000. This loan is also deemed impaired in accordance with SFAS 114 at December 31, 2000.

   The remaining $700,000 troubled-debt restructuring loan is currently on accrual status and it has been performing in accordance with the restructuring terms for over one year. The current regulations of the Office of Thrift Supervision require that troubled-debt restructurings remain classified as such until either the loan is repaid or returns to its original terms.

   SFAS 114 provides guidelines for determining and measuring impairment in loans. For each loan that we determine to be impaired, impairment is measured by the amount the carrying balance of the loan, including all accrued interest, exceeds the estimate of fair value. A specific reserve is established within the allowance for loan losses, to the extent of impairment. Generally, we consider non-performing loans to be impaired loans. The recorded investment in loans deemed impaired was approximately $5.5 million as of December 31, 2000, consisting of four loans, compared with $2.6 million at June 30, 2000, consisting of three loans. The average balance of impaired loans was $3.6 million for the six months ended December 31, 2000 compared to $1.3 million for the six months ended December 31, 1999. The increase in both current and average balance of impaired loans resulted primarily from the addition of the $2.9 million troubled-debt restructuring to impaired status during the quarter ended December 31, 2000. At December 31, 2000, reserves totaling $1.6 million have been allocated within the allowance for loan losses for impaired loans. At December 31, 2000, non-performing loans exceed impaired loans by $1.6 million. This difference is comprised of the previously noted $2.9 million troubled-debt restructuring loan, which, while not included in non-performing loans at December 31, 2000, is deemed impaired, and which is partially offset by $1.3 million of one-to four-family, cooperative apartment and consumer loans, which, while on non-accrual status, are not deemed impaired. This $1.3 million in one- to four-family, cooperative apartment, and consumer loans are not deemed impaired since they have outstanding balances less than $227,000, and are considered a homogeneous loan pool that are not required to be evaluated for impairment.

   The balance of other real estate owned ("OREO") was $438,000, consisting of 6 properties, at December 31, 2000 compared to $381,000, comprised of 7 properties at June 30, 2000. During the six months ended December 31, 2000, one property with a recorded balance of $102,000 was transferred into OREO, and was partially offset by the sale of two properties with aggregate recorded balances of $45,000 during this period.

   The following table sets forth information regarding our non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated.

                                                                   AT DECEMBER 31, 2000         AT JUNE 30, 2000
                                                                   --------------------         ----------------
                                                                            (Dollars In Thousands)
NON-PERFORMING LOANS:
   One- to four-family                                                           $1,181                   $1,769
   Multi-family and underlying cooperative                                        2,584                    2,591
   Cooperative apartment                                                             90                       54
   Other loans                                                                       95                        7
                                                                   --------------------         ----------------
TOTAL NON-PERFORMING LOANS                                                        3,950                    4,421
TOTAL OREO                                                                          438                      381
                                                                   --------------------         ----------------
TOTAL NON-PERFORMING ASSETS                                                      $4,388                   $4,802
                                                                   ====================         ================
TROUBLED-DEBT RESTRUCTURINGS                                                     $3,624                     $700
TOTAL NON-PERFORMING ASSETS AND TROUBLED-DEBT
   RESTRUCTURINGS                                                                 8,012                    5,502
IMPAIRED LOANS                                                                    5,508                    2,591
TOTAL NON-PERFORMING LOANS TO TOTAL LOANS                                          0.22%                    0.26%
TOTAL IMPAIRED LOANS TO TOTAL LOANS                                                0.30                     0.15
TOTAL NON-PERFORMING ASSETS TO TOTAL ASSETS                                        0.17                     0.19
TOTAL NON-PERFORMING ASSETS AND TROUBLED-DEBT
   RESTRUCTURINGS TO TOTAL ASSETS                                                  0.31                     0.22

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2000 AND JUNE 30, 2000

   ASSETS. Our assets totaled $2.59 billion at December 31, 2000, an increase of $84.5 million from total assets of $2.50 billion at June 30, 2000. The growth in assets was experienced primarily in real estate loans, which increased $94.4 million since June 30, 2000. The increase in real estate loans resulted primarily from real estate loan originations of $148.4 million during the six months ended December 31, 2000, of which $126.4 million were multi-family and underlying cooperative loans. While real estate loan origination levels have recently declined, our loan portfolio has still increased as a result of a corresponding decline in prepayment levels. Both the decline in origination and prepayment levels have resulted from the interest rate increases during the period January, 2000 through December, 2000.

   Offsetting the increase in real estate loans was an aggregate decline of $24.8 million in mortgage-backed securities held to maturity and available for sale, resulting from principal repayments on these securities during the period, and an aggregate decline of $7.8 million in investment securities held to maturity and available for sale, resulting from maturities of these securities during the period. Securities purchase activities were minimal during the six months ended December 31, 2000, as asset growth has been focused primarily upon originating real estate loans. See "Capital Leverage Strategy" below.

   LIABILITIES. Total liabilities increased $75.5 million during the six months ended December 31, 2000, due primarily to an increase of $45.5 million in deposits. The growth in deposits resulted mainly from the success of various sales and marketing activities during the past twelve months. These sales and marketing activities targeted growth in non-certificate balances (with particular emphasis upon money market and checking accounts) and customer households (with a focus upon relationship development). In addition, escrow and other deposits increased $27.4 million during this period as a result of growth in mortgage escrow funds. Since the growth in deposits and escrow funding was adequate to fund asset growth during the six months ended December 31, 2000, borrowings remained relatively constant during the six months ended December 31, 2000.

     STOCKHOLDERS' EQUITY. Stockholders equity increased $9.1 million during the six months ended December 31, 2000. See "Liquidity and Capital Resources."

   CAPITAL LEVERAGE STRATEGY. As a result of the initial public offering in June, 1996, our capital level significantly exceeded all regulatory requirements. A portion of the "excess" capital generated by the initial public offering has been deployed through the use of a capital leverage strategy whereby we invest in high quality mortgage-backed securities (referred to as leverage assets) funded by short term borrowings from various third party lenders under securities sold under agreement to repurchase transactions. The capital leverage strategy generates additional earnings for us by virtue of a positive interest rate spread between the yield on the leverage assets and the cost of the borrowings. Since the average term to maturity of the leverage assets exceeds that of the borrowings used to fund their purchase, the net interest income earned on the leverage strategy would be expected to decline in a rising interest rate environment. To date, the capital leverage strategy has been undertaken in accordance with limits established by our Board of Directors, aimed at enhancing profitability under moderate levels of interest rate exposure. Due to increases in interest rates during the period January, 2000 through December, 2000, which have resulted in less favorable interest rate spreads on capital leverage transactions, we reduced our activity in these transactions. Additionally, as our capital ratios decline, we expect that our emphasis on increasing the overall level of these transactions will accordingly decline.

COMPARISON OF THE OPERATING RESULTS  FOR  THE  THREE  MONTHS ENDED DECEMBER 31,
     2000 AND 1999


   GENERAL. Net income was $6.0 million during the three months ended December 31, 2000, an increase of $576,000 over net income of $5.4 million during the three months ended December 31, 1999. During this period, an increase of $1.3 million in non-interest income and a decline of $207,000 in non-interest expense, was partially offset by a decline of $188,000 in net interest income and an increase of $500,000 in the provision for loan losses. Income tax expense increased by $216,000 during this period as a result of increased pre-tax income of $792,000.

   NET INTEREST INCOME. The discussion of net interest income for the three months ended December 31, 2000 and 1999, presented below, should be read in conjunction with the following table, which sets forth certain information relating to our consolidated statements of operations for the three months ended December 31, 2000 and 1999, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

ANALYSIS OF NET INTEREST INCOME (UNAUDITED)

                                                                       For the Three Months Ended December 31,
                                           --------------------------------------------------------------------------------------
                                                               2000                                          1999
                                           --------------------------------------------------------------------------------------
                                                                              AVERAGE                                     AVERAGE
                                                AVERAGE                        YIELD/         AVERAGE                      YIELD/
                                                BALANCE        INTEREST         COST          BALANCE        INTEREST       COST
                                           --------------    -----------   -------------   -------------   -----------  ---------
Assets:                                                                         DOLLARS IN THOUSANDS
  Interest-earning assets:
    Real Estate Loans (1)                      $1,772,045        $34,299            7.74%     $1,533,984       $29,093       7.59%
    Other loans                                     6,986            159            9.10           7,482           161       8.61
    Mortgage-backed securities (2)                422,361          7,178            6.80         472,838         7,610       6.44
    Investment securities (2)                     135,755          2,297            6.77         150,379         2,559       6.81
    Other                                          64,957          1,133            6.98         172,559         2,474       5.73
                                           --------------    -----------                   -------------   -----------
      TOTAL INTEREST-EARNING ASSETS             2,402,104        $45,066            7.50%      2,337,242       $41,897       7.17%
                                           --------------    ===========                   -------------   ===========
     NON-INTEREST EARNING ASSETS                  145,327                                        114,537
                                           --------------                                  -------------
TOTAL ASSETS                                   $2,547,431                                     $2,451,779
                                           ==============                                  =============
LIABILITIES AND STOCKHOLDERS' EQUITY:
  INTEREST-BEARING LIABILITIES:
    Now and Super Now                             $26,021            $78            1.19%        $27,534           $82       1.18%
    Money Market accounts                         172,181          1,857            4.28          82,779           885       4.25
    Savings accounts                              362,971          1,849            2.02         393,292         2,022       2.04
    Certificates of deposit                       630,786          8,620            5.42         644,213         8,141       5.01
    Borrowed funds                              1,002,371         16,122            6.38         981,257        14,039       5.68
                                           --------------    -----------                   -------------   -----------
      TOTAL INTEREST-BEARING LIABILITIES        2,194,330        $28,526            5.16%      2,129,075       $25,169       4.69%
                                           --------------    ===========                   -------------   ===========
  CHECKING ACCOUNTS                                59,425                                         53,008
  OTHER NON-INTEREST-BEARING LIABILITIES           80,510                                         57,491
                                           --------------                                  -------------
      TOTAL LIABILITIES                         2,334,265                                      2,239,574
  STOCKHOLDERS' EQUITY                            213,166                                        212,205
                                           --------------                                  -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                      $2,547,431                                     $2,451,779
                                           ==============                                  =============
NET INTEREST INCOME/ INTEREST RATE
   SPREAD (3)                                                    $16,540            2.35%                      $16,728       2.48%
                                                             ===========                                   ===========
NET INTEREST-EARNING ASSETS/ NET
   INTEREST MARGIN (4)                           $207,774                           2.75%       $208,167                     2.86%
                                           ==============                                  =============
RATIO OF INTEREST-EARNING ASSETS
   TO INTEREST-BEARING LIABILITIES                                                109.47%                                  109.78%

(1) In computing the average balance of loans, non-accrual loans have been included.

(2) Includes securities classified "held to maturity" and "available for sale."

(3) Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(4) Net interest margin represents net interest income as a percentage of average interest-earning assets.


RATE/VOLUME ANALYSIS

                                                               THREE MONTHS ENDED
                                                                DECEMBER 31, 2000
                                                                   COMPARED TO
                                                               THREE MONTHS ENDED
                                                                DECEMBER 31, 1999
                                                               INCREASE/ (DECREASE)
                                                                      DUE TO
                                                  VOLUME               RATE             TOTAL
                                               --------------      ------------      ------------
  Interest-earning assets:                                   (DOLLARS IN THOUSANDS)
    Real Estate Loans                                  $4,573              $633            $5,206
    Other loans                                           (11)                9                (2)
    Mortgage-backed securities                           (835)              403              (432)
    Investment securities                                (248)              (14)             (262)
    Other                                              (1,712)              371            (1,341)
                                               --------------      ------------      ------------
      Total                                            $1,767            $1,402            $3,169
                                               ==============      ============      ============
  Interest-bearing liabilities:
    NOW and Super Now accounts                            $(5)               $1               $(4)
    Money market accounts                                 962                10               972
    Savings accounts                                     (154)              (19)             (173)
    Certificates of deposit                              (179)              658               479
    Borrowed funds                                        327             1,756             2,083
                                               --------------      ------------      ------------
      Total                                               951             2,406             3,357
                                               --------------      ------------      ------------
Net change in net interest income                        $816           $(1,004)            $(188)
                                               ==============      ============      ============

   Net interest income for the three months ended December 31, 2000 decreased $188,000 to $16.5 million from $16.7 million during the three months ended December 31, 1999. This decrease was attributable to an increase of $3.4 million in interest expense, which exceeded the increase of $3.2 million in interest income. The net interest rate spread declined 13 basis points from 2.48% for the three months ended December 31, 1999 to 2.35% for the three months ended December 31, 2000, and the net interest margin declined 11 basis points from 2.86% to 2.75% during the same period.

   The decline in interest rate spread and net interest margin both reflect a 47 basis point increase in the average cost of interest bearing liabilities, resulting primarily from an increase in the average cost of borrowed funds of 70 basis points, certificate of deposit accounts of 41 basis points and money market accounts of 3 basis points. These interest rate increases all reflect increases in general interest rates during the period January 1, 2000 through December 31, 2000. The narrowing of the interest rate spread and net interest margin also reflects the $21.1 million increase in average borrowed funds, which possess the highest average cost of interest bearing liabilities. Our issuance, on April 12, 2000, of $25.0 million in subordinated notes with a stated annual coupon of 9.25% also contributed to the growth in interest expense on borrowed funds.

   On January 3, 2001, the Federal Reserve Bank of New York reduced its federal funds borrowing rate by 50 basis points. This action resulted in a similar decline in general borrowing interest rates available to us. Currently, our liabilities posses a shorter average term to maturity than our assets. For example, approximately $375.0 million of our outstanding borrowings as of December 31, 2000, are scheduled to mature prior to June 30, 2001. Since our liabilities possess shorter average maturities than our assets, we anticipate that the reduction in interest rates will favorably impact our net interest income in the upcoming six months. See "Quantitative and Qualitative Disclosure About Market Risk."

   INTEREST INCOME. Interest income for the three months ended December 31, 2000, was $45.1 million, an increase of $3.2 million from $41.9 million during the three months ended December 31, 1999. The increase in interest income was attributable to increased interest income on real estate loans of $5.2 million. The increase in interest income on real estate loans was attributable primarily to an increase of $238.1 million in the average balance of real estate loans, resulting from $338.2 million of real estate loans originated during the twelve-month period ended December 31, 2000. Partially offsetting the increase in interest income on real estate loans was a decline of $1.3 million in income on other interest earnings assets (comprised of federal funds sold, commercial paper, and FHLBNY capital stock). This decline resulted from a decline in the average balance of these assets of $107.6 million, as we maintained a higher than normal level of investment in these short-term assets during the quarter ended December 31, 1999 for liquidity purposes. See "Liquidity and Capital Resources." Interest income on investment securities declined $262,000, reflecting a decline in average balance of $14.6 million, and interest income on mortgage-backed securities declined $432,000, reflecting a decline of $50.5 million in average balance. These declines in average balance resulted from our ongoing shift in composition of interest earning assets towards real estate loans, and our reduction in capital leverage transactions during the six months ended December 31, 2000, compared to the six months ended December 31, 1999.

   Overall, the yield on interest-earning assets increased 33 basis points from 7.17% during the three months ended December 31, 1999 to 7.50% during the three months ended December 31, 2000. The increase was attributable primarily to increases in the average yield of 15 basis points on real estate loans, 36 basis points on mortgage-backed securities, and 125 basis points on other interest earning assets, resulting primarily from general market interest rate increases during the period January, 2000 through December, 2000. The average interest rate on real estate loan originations during the quarter ended December 31, 2000, was 8.30%, compared to 7.58% during the quarter ended December 31, 1999, reflecting the increase in general market interest rates during this period.

   INTEREST EXPENSE. Interest expense increased $3.4 million, to $28.5 million during the three months ended December 31, 2000, from $25.1 million during the three months ended December 31, 1999. This increase resulted primarily from increased interest expense of $2.1 million on borrowed funds, which resulted from both an increase in the average cost of borrowed funds of 70 basis points during the three months ended December 31, 2000 compared to the three months ended December 31, 1999, and an increase in the average balance of $21.1 million during this same period. The increase in the average balance of borrowed funds resulted primarily from the addition of $25.0 million in subordinated debt on April 12, 2000, at a stated annual coupon of 9.25%. The subordinated notes contributed $599,000 to interest expense during the quarter ended December 31, 2000. The increase in average cost of borrowed funds reflects the overall increase in interest rates during the period January, 2000 through December, 2000. Further, interest expense on money market accounts increased $972,000, resulting mainly from an increase of $89.4 million in the average balance of these deposits during this period. The growth in the average balance of these accounts resulted from ongoing promotions related to these accounts. Interest expense on certificates of deposits also increased $479,000, due primarily to an increase of 41 basis points in average cost of these deposits, reflecting the overall increase in interest rates during the period January, 2000 through December, 2000.

   PROVISION FOR LOAN LOSSES. The provision for loan losses was $560,000 during the three months ended December 31, 2000, compared to $60,000 during the three months ended December 31, 1999. During the three months ended December 31, 2000, an additional provision of $500,000 was recorded related to a recent troubled-debt restructuring loan. Otherwise, our overall asset quality remained relatively stable. See "Asset Quality." The remaining loan loss provision of $60,000 during the period reflects both our response to continued growth in real estate loans and our recognition of slight increases in delinquent and impaired loans. The allowance for loan losses increased $543,000 during the three months ended December 31, 2000, as the loan loss provision of $560,000 exceeded net charge-offs of $17,000 during the period.

   NON-INTEREST INCOME. Non-interest income increased $1.3 million to $2.8 million during the three months ended December 31, 2000, from $1.5 million during the three months ended December 31, 1999. The increase resulted primarily from an increase of $899,000 on the gain or loss on the disposal of securities, other assets and deposits. During the quarter ended December 31, 2000, we recorded a gain on the sale of equity investments of $756,000. During the quarter ended December 31, 1999, we recorded net losses of $1.4 million associated with the sales of investments and mortgage-backed securities, which were offset by a gain of $1.2 million on the sale of deposits at the Gates Avenue, Brooklyn branch. Additionally, our investment in Bank Owned Life Insurance (hereafter referred to as "BOLI"), which was instituted in May, 2000, contributed $530,000 to other non-interest income during the quarter ended December 31, 2000. Loan prepayment fees, which declined $114,000 to $141,000 during the quarter ended December 31, 2000 compared to $255,000 during the quarter ended December 31, 1999, were partially offset by increased bank retail fee income of $77,000 during this period.

   NON-INTEREST EXPENSE. Non-interest expense decreased $207,000, from $9.0 million during the three months ended December 31, 1999, to $8.8 million during the three months ended December 31, 2000.

   Salary and employee benefits declined $510,000 during this period. Employee benefit plan restructurings, which became effective on July 1, 2000, resulted in cost savings of $736,000 in salary and employee benefits expense during this period. Partially offsetting these savings were increases in salaries and 401(k) plan expenses, as 401(k) plan contributions were reinstated effective July 1, 2000.

   Occupancy and equipment expense increased $118,000, due primarily to the accelerated depreciation of computer equipment acquired from Financial Bancorp, Inc. in January, 1999. This accelerated depreciation, which resulted from our revised estimate of the useful life of the equipment, increased depreciation expense by $99,000 during the quarter ended December 31, 2000.

   Federal deposit insurance premiums also declined $55,000 during the quarter ended December 31, 2000 compared to December 31, 1999, as a result of a reduction in our insurance rate which was instituted in January, 2000.

   Other expenses increased $181,000 due primarily to increased banking floor losses of $100,000 recorded during the quarter ended December 31, 2000, and increased advertising expenses of $59,000.

   INCOME TAX EXPENSE. Income tax expense increased $216,000, or 6%, during the quarter ended December 31, 2000 compared to the quarter ended December 31, 1999. Our effective tax rate declined from 40.9% to 39.8% during this period, due to the favorable tax status on income associated with our recent BOLI investment.


COMPARISON OF THE OPERATING RESULTS FOR  THE SIX MONTHS ENDED DECEMBER 31, 2000
     AND 1999


   GENERAL. Net income was $11.6 million during the six months ended December 31, 2000, an increase of $589,000 over net income of $11.0 million during the six months ended December 31, 1999. During this period, an increase of $972,000 million in non-interest income and a decline of $726,000 in non-interest expense, was partially offset by a decline of $901,000 in net interest income and an increase of $500,000 in the provision for loan losses. Income tax expense declined by $292,000 during this period as a result of a decline in effective tax rate from 41.9% to 39.7%.

   NET INTEREST INCOME. The discussion of net interest income for the six months ended December 31, 2000 and 1999, presented below, should be read in conjunction with the following table, which sets forth certain information relating to our consolidated statements of operations for the six months ended December 31, 2000 and 1999, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

ANALYSIS OF NET INTEREST INCOME (UNAUDITED)

                                                                For the Six Months Ended December 31,
                                           --------------------------------------------------------------------------------------
                                                                2000                                           1999
                                           --------------------------------------------------------------------------------------
                                                                             AVERAGE                                      AVERAGE
                                               AVERAGE                        YIELD/           AVERAGE                    YIELD/
                                               BALANCE        INTEREST         COST            BALANCE        INTEREST     COST
                                           ------------      ---------      ---------        ----------      ---------    -------
Assets:                                                                      (DOLLARS IN THOUSANDS)
  Interest-earning assets:
    Real Estate Loans (1)                    $1,752,397        $67,620           7.72%       $1,474,700        $56,096       7.61%
    Other loans                                   7,141            337           9.44             7,539            310       8.22
    Mortgage-backed securities (2)              425,899         14,566           6.84           494,109         15,709       6.36
    Investment securities (2)                   137,246          4,472           6.52           161,317          5,144       6.38
    Other                                        61,679          2,113           6.85           110,681          3,247       5.87
                                           ------------      ---------      ---------        ----------      ---------  ---------
      TOTAL INTEREST-EARNING ASSETS           2,384,362        $89,108           7.47%        2,248,346        $80,506       7.16%
                                           ------------      =========                       ----------      =========
     NON-INTEREST EARNING ASSETS                146,918                                         109,397
                                           ------------                                      ----------
TOTAL ASSETS                                 $2,531,280                                      $2,357,743
                                           ============                                      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  INTEREST-BEARING LIABILITIES:
    Now and Super Now                           $26,114           $155           1.18%          $26,954           $159       1.17%
    Money Market accounts                       164,869          3,568           4.29            69,923          1,398       3.97
    Savings accounts                            366,835          3,755           2.03           400,814          4,120       2.04
    Certificates of deposit                     625,428         16,941           5.37           660,060         16,677       5.01
    Borrowed funds                            1,007,599         32,302           6.36           884,918         24,864       5.57
                                           ------------      ---------      ---------        ----------      ---------  ---------
      TOTAL INTEREST-BEARING
          LIABILITIES                         2,190,845        $56,721           5.14%        2,042,669        $47,218       4.59%
                                           ------------      =========                       ----------      =========
  CHECKING ACCOUNTS                              58,260                                          53,333
  OTHER NON-INTEREST-BEARING
     LIABILITIES                                 71,346                                          49,822
                                           ------------                                      ----------
      TOTAL LIABILITIES                       2,320,451                                       2,145,824
  STOCKHOLDERS' EQUITY                          210,829                                         211,919
                                           ------------                                      ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                    $2,531,280                                      $2,357,743
                                           ============                                      ==========

NET INTEREST INCOME/ INTEREST RATE
SPREAD (3)                                                     $32,387           2.34%                         $33,288       2.58%
                                                             =========                                       =========
NET INTEREST-EARNING ASSETS/NET
   INTEREST MARGIN (4)                         $193,517                          2.72%         $205,677                      2.96%
                                           ============                                      ==========
RATIO OF INTEREST-EARNING ASSETS
   TO INTEREST-BEARING LIABILITIES                                             108.83%                                     110.07%

(1) In computing the average balance of loans, non-accrual loans have been included.

(2) Includes securities classified "held to maturity" and "available for sale."

(3) Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(4) Net interest margin represents net interest income as a percentage of average interest-earning assets.


RATE/VOLUME ANALYSIS

                                                                 SIX MONTHS ENDED
                                                                 DECEMBER 31, 2000
                                                                   COMPARED TO
                                                                 SIX MONTHS ENDED
                                                                 DECEMBER 31, 1999
                                                                INCREASE/ (DECREASE)
                                                                      DUE TO
                                                   VOLUME              RATE             TOTAL
                                               --------------      ------------     -------------
                                                             (DOLLARS IN THOUSANDS)
Interest-earning assets:
    Real Estate Loans                                 $10,638              $886           $11,524
    Other loans                                           (18)               45                27
    Mortgage-backed securities                         (2,249)            1,106            (1,143)
    Investment securities                                (777)              105              (672)
    Other                                              (1,557)              423            (1,134)
                                               --------------      ------------      ------------
      Total                                            $6,037            $2,565            $8,602
                                               ==============      ============      ============
  Interest-bearing liabilities:
    NOW and Super Now accounts                            $(5)               $1               $(4)
    Money market accounts                               1,977               193             2,170
    Savings accounts                                     (347)              (18)             (365)
    Certificates of deposit                              (905)            1,169               264
    Borrowed funds                                      3,680             3,758             7,438
                                               --------------      ------------      ------------
      Total                                             4,400             5,103             9,503
                                               --------------      ------------      ------------
Net change in net interest income                      $1,637           $(2,538)            $(901)
                                               ==============      ============      ============

   Net interest income for the six months ended December 31, 2000 decreased $901,000 to $32.4 million from $33.3 million during the six months ended December 31, 1999. This decrease was attributable to an increase of $9.5 million in interest expense, which exceeded the increase of $8.6 million in interest income. The net interest rate spread declined 24 basis points from 2.58% for the six months ended December 31, 1999 to 2.34% for the six months ended December 31, 2000, and the net interest margin declined 24 basis points from 2.96% to 2.72% during the same period.

   The decline in interest rate spread and net interest margin both reflect a 55 basis point increase in the average cost of interest bearing liabilities, resulting primarily from an increase in the average cost of borrowed funds of 79 basis points, certificates of deposit accounts of 36 basis points and money market accounts of 32 basis points. These interest rate increases all reflect increases in general interest rates during the period January 1, 2000 through December 31, 2000. The narrowing of the interest rate spread and net interest margin also reflects the $122.7 million increase in average borrowed funds, which possess the highest average cost of interest bearing liabilities. Our issuance, on April 12, 2000, of $25.0 million in subordinated notes with a stated annual coupon of 9.25% also contributed to the growth in interest expense on borrowed funds.

   INTEREST INCOME. Interest income for the six months ended December 31, 2000, was $89.1 million, an increase of $8.6 million from $80.5 million during the six months ended December 31, 1999. The increase in interest income was attributable to increased interest income on real estate loans of $11.5 million. The increase in interest income on real estate loans was attributable primarily to an increase of $277.7 million in the average balance of real estate loans, resulting from $338.2 million of real estate loans originated during the twelve-month period ended December 31, 2000. Partially offsetting the increase in interest income on real estate loans was a decline of $1.1 million in income on other interest earnings assets (comprised of federal funds sold, commercial paper, and FHLBNY capital stock). This decline resulted from a decline in the average balance of these assets of $49.0 million, as we maintained a higher than normal level of investment in these short-term assets during the quarter ended December 31, 1999 for liquidity purposes. See "Liquidity and Capital Resources." Interest income on mortgage-backed securities declined $1.1 million, reflecting a decline of $68.2 million in average balance, and interest income on investment securities declined $672,000, reflecting a decline in average balance of $24.1 million. These declines in average balance resulted from our ongoing shift in composition of interest earning assets towards real estate loans. See "Capital Leverage Strategy."

   Overall, the yield on interest-earning assets increased 31 basis points from 7.16% during the six months ended December 31, 1999 to 7.47% during the six months ended December 31, 2000. The increase was attributable primarily to increases in the average yield of 11 basis points on real estate loans, 48 basis points on mortgage-backed securities, and 98 basis points on other interest earning assets, resulting primarily from general market interest rate increases during the period January, 2000 through December, 2000. The average interest rate on real estate loan originations during the six months ended December 31, 2000, was 8.37%, compared to 7.37% during the six months ended December 31, 1999, reflecting the increase in general market interest rates during this period.

   INTEREST EXPENSE. Interest expense increased $9.5 million, to $56.7 million during the six months ended December 31, 2000, from $47.2 million during the six months ended December 31, 1999. This increase resulted primarily from increased interest expense of $7.4 million on borrowed funds, which resulted from both an increase in the average balance of $122.7 million during the six months ended December 31, 2000 compared to the six months ended December 31, 1999, and an increase in the average cost of borrowed funds of 79 basis points. The increase in the average balance of borrowed funds resulted from the growth in FHLBNY advances from $250.0 million at June 30, 1999 to $567.5 million at December 31, 2000. While much of this growth occurred during the period July 1, 1999 through June 30, 2000, the full effects of this growth upon average balance is realized during the six months ended December 31, 2000, while only a portion of the growth was realized during the six months ended December 31, 1999. In addition, average borrowings grew as a result of the $25.0 million in subordinated debt added on April 12, 2000, at a stated annual coupon of 9.25%. The subordinated notes contributed $1.2 million to interest expense during the six months ended December 31, 2000. The increase in average cost of borrowed funds reflects the overall increase in interest rates during the period January, 2000 through December, 2000. Further, interest expense on money market accounts increased $2.2 million, resulting primarily from an increase of $94.9 million in the average balance of these deposits during this period. The growth in the average balance of these accounts resulted primarily from ongoing promotions related to these accounts. The increase in average cost of money market accounts reflects the growth of these accounts from ongoing interest rate promotions during the period July 1, 1999 through December 31, 2000. Interest expense on certificates of deposits also increased $264,000, which resulted primarily from an increase of 36 basis points in average cost of these deposits, reflecting the overall increase in interest rates during the period January, 2000 through December, 2000.

   PROVISION FOR LOAN LOSSES. The provision for loan losses was $620,000 during the six months ended December 31, 2000, compared to $120,000 during the six months ended December 31, 1999. During the quarter ended December 31, 2000, an additional provision of $500,000 was recorded related to a recent troubled-debt restructuring loan. Otherwise, our overall asset quality remained relatively stable. See "Asset Quality." The remaining loan loss provision of $120,000 during the period reflects both our response to continued growth in real estate loans and our recognition of slight increases in delinquent and impaired loans. The allowance for loan losses increased $597,000 during the six months ended December 31, 2000, as the loan loss provision of $620,000 exceeded net charge-offs of $23,000 during the period.


   NON-INTEREST INCOME. Non-interest income increased $972,000 to $4.6 million during the six months ended December 31, 2000, from $3.6 million during the six months ended December 31, 1999. The increase resulted primarily from an increase of $804,000 on the gain or loss on the disposal of securities and other assets. During the six months ended December 31, 2000, the Company recorded a gain on the sale of equity investments of $756,000. During the six months ended December 31, 1999, we recorded net losses of $1.2 million associated with the sales of investments and mortgage-backed securities, which were offset by a gain of $1.2 million on the sale of deposits at the Gates Avenue, Brooklyn branch. Additionally, our investment in BOLI, which was instituted in May, 2000, contributed $1.1 million to other non-interest income during the six months ended December 31, 2000. Loan prepayment fees, which declined $844,000 from $185,000 during the six months ended December 31, 2000 compared to $1.0 million during the six months ended December 31, 1999, were partially offset by increased bank retail fee income of $96,000 during this period.

   NON-INTEREST EXPENSE. Non-interest expense decreased $726,000, from $17.9 million during the six months ended December 31, 1999, to $17.2 million during the six months ended December 31, 2000.

   Salary and employee benefits declined $1.1 million during this period. Employee benefit plan restructurings, which became effective on July 1, 2000, provided declines of $1.6 million in salaries and employee benefits expense during this period. Partially offsetting these declines were increases in salaries and 401(k) plan expenses, as 401(k) plan contributions were reinstated effective July 1, 2000.

   Occupancy and equipment expense increased $151,000, due primarily to the accelerated depreciation of computer equipment acquired from Financial Bancorp, Inc. in January, 1999. This accelerated depreciation, which resulted from our revised estimate of the estimated useful life of the equipment, increased depreciation expense by $99,000 during the six months ended December 31, 2000. In addition, electricity and heating costs on our branch offices increased approximately $40,000 during this period as a result of higher energy costs.

   Federal deposit insurance premiums also declined $107,000 during the six months ended December 31, 2000 compared to December 31, 1999, as a result of a reduction in our insurance rate that was instituted in January, 2000.

   Other expenses increased $255,000 due primarily to an increase in banking operational losses of $206,000, and increased advertising expenses of $74,000.

   INCOME TAX EXPENSE. Income tax expense decreased $292,000, during the six months ended December 31, 2000 compared to the six months ended December 31, 1999, despite an increase in pre-tax income of $297,000. Our effective tax rate declined from 41.9% to 39.7% during this period, due to additional tax benefits associated with activities of subsidiary companies as well as the favorable tax status on income associated with our recent BOLI investment.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Quantitative and qualitative disclosure about market risk is presented at June 30, 2000 in Exhibit 13.1 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2000. The following is an update of the discussion provided therein:

   GENERAL. Our largest component of market risk continues to be interest rate risk. Virtually all of this risk continues to reside at the Bank level. The Bank still is not subject to foreign currency exchange or commodity price risk. At December 31, 2000, we owned no trading assets, nor did we utilize hedging transactions such as interest rate swaps and caps.

   ASSETS, DEPOSIT LIABILITIES AND WHOLESALE FUNDS. There has been no material change in the composition of assets, deposit liabilities or wholesale funds from June 30, 2000 to December 31, 2000.


   GAP ANALYSIS. Our primary source of income is net interest income, which is the difference between the interest income earned on interest earning assets and the interest expense incurred on interest bearing liabilities.

At December 31, 2000, our one-year interest rate sensitivity gap (the difference between our interest rate sensitive assets maturing or repricing within one year and our interest rate sensitive liabilities maturing or repricing within one year, expressed as a percentage of total assets) was negative 25%, compared to negative 23% at June 30, 2000. In a rising interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in its cost of liabilities relative to its yield on assets, and thus decrease an institution's net interest income. Due to competitive conditions in the market for multi-family lending, we have increased our origination of fixed interest rate multi-family loans with maturities up to 15 years compared to our historical practice of originating multi-family loans with fixed interest rates for the first five years of the loan and that adjust at the conclusion of the initial five year term to a market index for the remainder of the term of the loan, typically another five years. At December 31, 2000, we had approximately $58.4 million of fixed-rate multi-family loans, or 3.2% of our total loan portfolio, with maturities of 15 years. We have also experienced an increase in the proportion of certificates of deposit and borrowings maturing within one year or less. If these trends continue, our one-year interest rate sensitivity gap may continue to widen.

   INTEREST RATE RISK COMPLIANCE. We continue to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at June 30, 2000. There have been no changes in our board approved limits of acceptable variance in net interest income and net portfolio value at December 31, 2000 compared to June 30, 2000, and the projected changes continue to fall within the board approved limits at all levels of potential interest rate volatility.

   As a federal savings bank, the Bank is required to monitor changes in the net present value of the expected future cash flows of its assets and liabilities, which is referred to as net portfolio value or NPV. In addition, we monitor the Bank's NPV ratio, which is its NPV divided by the estimated market value of total assets. The NPV ratio can be viewed as a corollary to the Bank's capital ratios. To monitor the Bank's overall sensitivity to changes in interest rates, we simulate the effect of instantaneous changes in interest rates of up to 200 basis points on the Bank's assets and liabilities. As of September 30, 2000, an increase in interest rates of 200 basis points would have reduced the Bank's NPV by approximately 30.0%, resulting in an NPV ratio of 6.85%. There can be no assurance that future changes in the Bank's mix of assets and liabilities will not result in more extensive declines in the Bank's NPV and NPV ratio. Our focus on multi-family lending may subject us to greater risk of an adverse impact on our operations from a downturn in the economy. While we are currently reviewing the Bank's NPV calculation as of December 31, 2000, we anticipate that the Bank's NPV ratio, under an increase in interest rates of 200 basis points, will remain above 6.00%


PART II - OTHER INFORMATION

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

     (l) Our Annual Meeting of Shareholders was held on November 9, 2000.

     (m) Not applicable.

     (c) The following is a summary of the matters voted upon at the meeting and the votes obtained:

                                                      VOTES                           VOTES          BROKER
DESCRIPTION                        VOTES FOR         AGAINST      ABSTENTIONS        WITHHELD       NON-VOTES

1)     Election    of    the
following   individuals   as
Director for a term of three
years:
     Michael P. Devine            10,323,870             -0-              -0-         238,543             -0-
     Anthony Bergamo              10,324,866             -0-              -0-         237,547             -0-
     Joseph H. Farrell            10,324,866             -0-              -0-         237,547             -0-
     Louis V. Varone              10,324,166             -0-              -0-         238,247             -0-

2)   Ratification   of   the
appointment  of  Deloitte  &
Touche   LLP   to   act   as
independent auditors for the
Company  for the fiscal year
ended June 30, 2001               10,529,280          27,053            6,080             -0-             -0-

        (d) Not applicable.

ITEM 5.     OTHER INFORMATION

     None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


     (n) EXHIBITS
           Exhibit 11. Statement Re:  Computation of Per Share Earnings
           Exhibit  27.  Financial  Data  Schedule  (included  only  with EDGAR filing).

     (B)   REPORTS ON FORM 8-K

           On November 9, 2000, the Company filed a Current Report on  Form 8-K
providing   public  disclosure  of  financial  data  presented  at  its  Annual
Shareholders Meeting.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Dime Community Bancshares, Inc.



                                       /s/ VINCENT F. PALAGIANO
Dated:    February 13, 2001       By: ____________________________________
                                      Vincent F. Palagiano
                                      Chairman of the Board and Chief
                                         Executive Officer





                                       /s/ KENNETH J. MAHON
Dated:    February 13, 2001       By: ____________________________________
                                      Kenneth J. Mahon
                                      Executive Vice President and Chief
                                         Financial Officer