Form 10-Q
period 2001-03-31
DIME COMMUNITY BANCSHARES INC
filed 2001-05-14
CIK 1005409

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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
(1)  YES  X    NO ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASSES OF COMMON STOCK     NUMBER OF SHARES OUTSTANDING, APRIL 30, 2001

           $.01 Par Value                        11,358,989

                          PART I - FINANCIAL INFORMATION

                                                                         PAGE
                                                                        -----
Item 1.  Financial Statements

         Consolidated  Statements  of  Condition  at  March 31, 2001
             (Unaudited) and June 30, 2000                                  3
         Consolidated Statements of Operations for the Three and Nine
             Months Ended March 31, 2001 and 2000 (Unaudited)               4
         Consolidated Statements of Changes in Stockholders' Equity
             for the Nine Months Ended March 31, 2001 and Comprehensive Income for the Three and Nine Months Ended March 31, 2001
             and 2000 (Unaudited)                                           5
         Consolidated  Statements of Cash Flows for the Nine Months
             Ended March 31, 2001 and 2000 (Unaudited)                      6
             Notes to Consolidated Financial Statements (Unaudited)         7

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                   8-23

Item 3.  Quantitative and Qualitative Disclosure About Market Risk         23


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 24
Item 2.  Changes in Securities and Use of Proceeds                         24
Item 3.  Defaults Upon Senior Securities                                   24
Item 4.  Submission of Matters to a Vote of Security Holders               24
Item 5.  Other Information                                                 24
Item 6.  Exhibits and Reports on Form 8-K                                  24
         Signatures                                                        25
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

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                             AT MARCH 31,
                                                                                                 2001                  AT JUNE 30,
                                                                                              (UNAUDITED)                 2000
ASSETS:                                                                                      ------------              -----------
Cash and due from banks                                                                           $20,737                  $15,371
Investment securities held to maturity (estimated market value of $4,038 and
   $17,351 at March 31, 2001 and June 30, 2000, respectively)                                       4,009                   17,489
Investment securities available for sale:
    Bonds and notes (amortized cost of $89,715 and $109,057 at March 31,
    2001 and June 30, 2000, respectively)                                                          89,795                  105,316
Marketable equity securities (historical cost of $14,238 and $14,948 at
    March 31, 2001 and June 30, 2000, respectively)                                                15,512                   15,805
Mortgage backed securities held to maturity (estimated market value of
    $10,134 and $13,263 at March 31, 2001 and June 30, 2000, respectively)                          9,954                   13,329
Mortgage backed securities available for sale (amortized cost of $442,009
    and $438,160 at March 31, 2001 and June 30, 2000, respectively)                               447,538                  429,361
Federal funds sold                                                                                 35,817                    9,449
Loans:
    Real estate                                                                                 1,868,616                1,713,552
    Other loans                                                                                     7,208                    7,648
    Less: Allowance for loan losses                                                               (15,397)                 (14,785)
                                                                                             ------------              -----------
    Total loans, net                                                                            1,860,427                1,706,415
                                                                                             ------------              -----------
Loans held for sale                                                                                   221                      100
Premises and fixed assets, net of accumulated depreciation                                         14,675                   14,771
Federal Home Loan Bank of New York Capital Stock                                                   44,382                   42,423
Other real estate owned, net                                                                          432                      381
Goodwill                                                                                           56,792                   60,254
Other assets                                                                                       66,236                   71,675
                                                                                             ------------              -----------
TOTAL ASSETS                                                                                   $2,666,527               $2,502,139
                                                                                             ============              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Due to depositors                                                                              $1,333,215               $1,219,148
Escrow and other deposits                                                                          54,653                   35,161
Securities sold under agreements to repurchase                                                    455,603                  434,027
Federal Home Loan Bank of New York advances                                                       542,500                  555,000
Subordinated notes payable                                                                         25,000                   25,000
Other liabilities                                                                                  33,294                   26,634
                                                                                             ------------              -----------
TOTAL LIABILITIES                                                                               2,444,265                2,294,970
                                                                                             ------------              -----------
STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par, 9,000,000 shares authorized,
    none outstanding at March 31, 2000 and June 30, 2000)                                              -                        -
Common stock ($0.01 par, 45,000,000 shares authorized, 14,644,338 shares and
    14,583,765 shares issued at March 31, 2001 and June 30, 2000, respectively, and 11,358,389 shares and 11,664,174 shares outstanding
    at March 31, 2001 and June 30, 2000,  respectively)                                               145                      145
Additional paid-in capital                                                                        151,005                  150,034
Retained earnings                                                                                 145,310                  133,769
Accumulated other comprehensive income (loss)                                                       3,679                   (6,309)
Unallocated common stock of Employee Stock Ownership Plan                                          (6,483)                  (6,853)
Unearned common stock of Recognition and Retention Plan                                            (3,381)                  (4,324)
Common stock held by Benefit Maintenance Plan                                                      (2,449)                  (1,790)
Treasury stock, at cost (3,285,949 shares and 2,919,591 shares at March 31,
    2001 and June 30, 2000, respectively)                                                         (65,564)                 (57,503)
                                                                                             ------------              -----------
TOTAL STOCKHOLDERS' EQUITY                                                                        222,262                  207,169
                                                                                             ------------              -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $2,666,527               $2,502,139
                                                                                             ============              ===========

See notes to consolidated financial statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED) (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                 FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                                    ENDED MARCH 31,                      ENDED MARCH 31,
                                                              ---------------------------          ------------------------
                                                                 2001               2000              2001            2000
                                                              --------            -------          --------         -------
INTEREST INCOME:
Loans secured by real estate                                   $35,315            $30,489          $102,935         $86,585
OTHER LOANS                                                        145                158               482             468
INVESTMENT SECURITIES                                            1,821              2,231             6,293           7,375
MORTGAGE-BACKED SECURITIES                                       7,240              7,569            21,806          23,278
FEDERAL FUNDS SOLD                                               1,282              1,478             3,395           4,725
                                                              --------            -------          --------         -------
   TOTAL INTEREST  INCOME                                       45,803             41,925           134,911         122,431
                                                              --------            -------          --------         -------
INTEREST EXPENSE:
Deposits  and escrow                                            12,596             11,194            37,015          33,548
Borrowed funds                                                  16,240             13,985            48,542          38,849
                                                              --------            -------          --------         -------
   TOTAL INTEREST EXPENSE                                       28,836             25,179            85,557          72,397
      NET INTEREST INCOME                                       16,967             16,746            49,354          50,034
PROVISION FOR LOAN LOSSES                                           60                 60               680             180
                                                              --------            -------          --------         -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             16,907             16,686            48,674          49,854
                                                              --------            -------          --------         -------
NON-INTEREST INCOME:
Service charges and other fees                                   1,149                939             3,201           3,040
Net gain (loss) on sales and redemptions of
    securities and other assets                                      1                (40)              791             (54)
Net gain (loss) on sales of loans                                    2                 (2)                2             (10)
Other                                                            1,049                545             2,780           2,067
                                                              --------            -------          --------         -------
   TOTAL NON-INTEREST INCOME                                     2,201              1,442             6,774           5,043
                                                              --------            -------          --------         -------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                   3,542              3,601            10,194          10,557
ESOP and RRP compensation expense                                  770                936             2,187           3,125
Occupancy and equipment                                          1,031                941             3,065           2,823
Federal deposit insurance premiums                                  63                 65               189             297
Data processing costs                                              452                424             1,343           1,264
Goodwill amortization                                            1,154              1,154             3,462           3,462
Other                                                            1,773              1,690             5,514           5,178
                                                              --------            -------          --------         -------
   TOTAL NON-INTEREST EXPENSE                                    8,785              8,811            25,954          26,706
                                                              --------            -------          --------         -------
INCOME BEFORE INCOME TAXES                                      10,323              9,317            29,494          28,191
INCOME TAX EXPENSE                                               3,763              3,555            11,369          11,453
                                                              --------            -------          --------         -------
        NET INCOME                                              $6,560             $5,762           $18,125         $16,738
                                                              ========            =======          ========         =======
EARNINGS PER SHARE:
   BASIC                                                         $0.62              $0.51            $1.71            $1.46
                                                              ========            =======          ========         =======
   DILUTED                                                       $0.59              $0.49            $1.62            $1.40
                                                              ========            =======          ========         =======

See notes to consolidated financial statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE
INCOME (UNAUDITED)    (IN THOUSANDS)

                                                                                                     FOR THE NINE
                                                                                                     MONTHS ENDED
                                                                                                    MARCH 31, 2001
COMMON STOCK (PAR VALUE $0.01):                                                                    ---------------
Balance at beginning of period                                                                                $145
                                                                                                  ----------------
Balance at end of period                                                                                       145
                                                                                                  ----------------

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period                                                                             150,034
Stock options exercised                                                                                        600
Amortization of excess fair value over cost - ESOP stock                                                       371
                                                                                                  ----------------
Balance at end of period                                                                                   151,005
                                                                                                  ----------------

RETAINED EARNINGS:
Balance at beginning of period                                                                             133,769
Net income for the period                                                                                   18,125
Cash dividends declared and paid                                                                            (6,584)
                                                                                                  ----------------
Balance at end of period                                                                                   145,310
                                                                                                  ----------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET:
Balance at beginning of period                                                                              (6,309)
Change in unrealized gain (loss) on securities available for sale
   during the period, net of deferred taxes                                                                  9,988
                                                                                                  ----------------
Balance at end of period                                                                                     3,679
                                                                                                  ----------------

EMPLOYEE STOCK OWNERSHIP PLAN:
Balance at beginning of period                                                                              (6,853)
Amortization of earned portion of ESOP stock                                                                   370
                                                                                                  ----------------
Balance at end of period                                                                                    (6,483)
                                                                                                  ----------------

RECOGNITION AND RETENTION PLAN:
Balance at beginning of period                                                                              (4,324)
Purchase of common stock                                                                                      (503)
Amortization of earned portion of RRP stock                                                                  1,446
                                                                                                  ----------------
Balance at end of period                                                                                    (3,381)
                                                                                                  ----------------

BENEFIT MAINTENANCE PLAN:
Balance at beginning of period                                                                              (1,790)
Common stock acquired by BMP                                                                                  (659)
                                                                                                  ----------------
Balance at end of period                                                                                    (2,449)
                                                                                                  ----------------

TREASURY STOCK:
Balance at beginning of period                                                                             (57,503)
Purchase of 366,358 shares, at cost                                                                         (8,061)
                                                                                                  ----------------
Balance at end of period                                                                                   (65,564)
                                                                                                  ----------------

See notes to consolidated financial statements

STATEMENTS OF COMPREHENSIVE INCOME:
                                                    THREE MONTHS ENDED  THREE MONTHS ENDED  NINE MONTHS ENDED  NINE MONTHS ENDED
                                                       MARCH 31, 2001     MARCH 31, 2000     MARCH 31, 2001      MARCH 31, 2000
                                                    ------------------  ------------------  -----------------  -----------------
Net Income                                                      $6,560              $5,762            $18,125             16,738
Reclassification adjustment for securities sold,
   net of taxes of $29, during the three months
   ended March 31, 2000, and $(348),and $603 during
   the nine months ended March 31, 2001 and 2000,                   -                   33               (408)               708
   respectively.
Net unrealized securities gains (losses) arising
   during the period, net of deferred  taxes of
   $2,726 and $(1,730) during the three months ended
   March 31, 2001 and 2000, respectively and
   $8,857 and $(4,367) during the nine months
   ended March 31, 2001 and 2000, respectively.                  3,199              (2,031)            10,396             (5,127)
                                                    ------------------  ------------------  -----------------  -----------------
Total comprehensive income                                      $9,759              $3,764            $28,113            $12,319
                                                    ==================  ==================  =================  =================

See notes to consolidated financial statements

 DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                          FOR THE NINE MONTHS
                                                                                                             ENDED MARCH 31,
                                                                                                     ----------------------------
                                                                                                       2001                  2000
                                                                                                     -------              -------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                         (In Thousands)
Net Income                                                                                           $18,125              $16,738
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net loss (gain) on investment and mortgage backed securities sold                                       (756)               1,314
Net gain on sale of other assets                                                                         (35)                 (37)
Net loss on sale of loans held for sale                                                                   -                    10
Net depreciation and amortization                                                                        657                  841
ESOP and RRP compensation expense                                                                      2,187                3,125
Provision for loan losses                                                                                680                  180
Goodwill amortization                                                                                  3,462                3,462
Increase in loans held for sale                                                                         (121)                  -
Increase in other assets and other real estate owned                                                  (3,087)              (2,625)
Decrease in other liabilities                                                                          6,660               12,260
                                                                                                     -------              -------
Net cash provided by operating activities                                                             27,772               35,268
                                                                                                     -------              -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in Federal funds sold                                                                  (26,368)              (28,215)
Proceeds from  maturities of investment securities held to maturity                                    3,000                   45
Proceeds from  maturities of investment securities available for sale                                  9,220              130,422
Proceeds from calls of investment securities held to maturity                                         10,500               10,000
Proceeds from calls of investment securities available for sale                                       20,175                2,400
Proceeds from sales of investment securities available for sale                                        1,729               21,772
Proceeds from sales of mortgage backed securities available for sale                                      -                 1,955
Proceeds from sales of mortgage backed securities available for sale                                      -                35,816
Purchases of investment securities available for sale                                                (10,265)            (133,811)
Purchases of mortgage backed securities available for sale                                           (56,596)             (44,455)
Principal collected on mortgage backed securities held to maturity                                     3,374                6,271
Principal collected on mortgage backed securities available for sale                                  52,866               54,955
Net increase in loans                                                                               (154,692)            (264,737)
Purchases of fixed assets                                                                               (818)                (611)
Purchase of Federal Home Loan Bank stock                                                              (1,959)             (13,195)
                                                                                                     -------              -------
Net cash used in investing activities                                                               (149,834)            (221,388)
                                                                                                     -------              -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in due to depositors                                                         114,067              (23,271)
Net increase (decrease) in escrow and other deposits                                                  19,492               (5,074)
Proceeds from (Repayment of) Federal Home Loan Bank of New York Advances                             (12,500)             275,000
Increase (Decrease) in securities sold under agreements to repurchase                                 21,576              (45,993)
Cash dividends paid                                                                                   (6,584)              (5,799)
Exercise of stock options and tax benefits of stock options and RRP                                      600                  164
Purchase of common stock by Benefit Maintenance Plan and RRP                                          (1,162)              (1,171)
Purchase of treasury stock                                                                            (8,061)             (10,751)
                                                                                                     -------              -------
Net cash provided by financing activities                                                            127,428              183,105
                                                                                                     -------              -------
INCREASE IN CASH AND DUE FROM BANKS                                                                    5,366               (3,015)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                                          15,371               17,801
                                                                                                     -------              -------
CASH AND DUE FROM BANKS, END OF PERIOD                                                               $20,737              $14,786
                                                                                                     =======              =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes                                                                             6,548               12,654
                                                                                                     =======              =======
Cash paid for interest                                                                                80,740               70,708
                                                                                                     =======              =======
Transfer of loans to Other real estate owned                                                             228                  429
Change in unrealized gain (loss) on available for sale securities,                                   =======              =======
    net of deferred taxes                                                                              9,988               (4,418)
                                                                                                     =======              =======

See notes to consolidated financial statements

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1.   NATURE OF OPERATIONS

   Dime Community Bancshares, Inc. is a Delaware corporation organized in December 1995 at the direction of the Board of Directors of The Dime Savings Bank of Williamsburgh (referred to as the Bank), a federally chartered savings bank, for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion from a federal mutual savings bank to a federal stock savings bank on June 26, 1996.

   The Bank has been, and intends to continue to be, a community-oriented financial institution providing financial services and loans for housing within its market areas. We maintain our headquarters in the Williamsburgh section of the borough of Brooklyn. As of March 31, 2001, the Bank has seventeen additional offices located in the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2001, the results of operations for the three-month and nine-month periods ended March 31, 2001 and 2000, cash flows for the nine months ended March 31, 2001 and 2000, changes in stockholders' equity for the nine months ended March 31, 2001 and comprehensive income for the three-month and nine-month periods ended March 31, 2001 and 2000. The results of operations for the three-month and nine-month periods ended March 31, 2001 are not necessarily indicative of the results of operations for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (referred to as U.S. GAAP) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

3.   TREASURY STOCK

   During the nine months ended March 31, 2001, we repurchased 366,358 shares of our common stock into treasury. The average price of the treasury shares acquired was $22.00 per share, and all shares have been recorded at the acquisition cost.

4.   RECENTLY ISSUED ACCOUNTING STANDARDS


     ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES - In September, 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS 140") replacing Financial Accounting Standards Board Statement No. 125. SFAS 140 revises the standard for accounting and reporting for transfers and servicing of financial assets such as receivables, loans and securities, factoring transactions, wash sales, servicing assets and liabilities, collateralized borrowing arrangements, securities lending
transactions, repurchase   agreements,   loan   participations,   and
extinguishments of liabilities. The new standard is based on consistent application of a financial-components approach that recognizes the financial and servicing assets a company controls and the liabilities a company has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS 140 provides consistent guidelines for distinguishing transfers of financial assets from transfers that are secured borrowings. SFAS 140 is effective for transfers, servicing or extinguishments occurring after March 31, 2001, except certain provisions relating to the accounting and disclosure for secured borrowings and collateral for which the effective date is June 30, 2001. SFAS 140 is not expected to have a material impact upon the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   Dime Community Bancshares, Inc. is a Delaware corporation and parent corporation of The Dime Savings Bank of Williamsburgh (referred to as DSBW or the Bank), a federally chartered stock savings bank. We were organized in December 1995 at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank issued in the conversion of the Bank from a federal mutual savings bank to a federal stock savings bank.

SELECTED FINANCIAL HIGHLIGHTS AND OTHER DATA
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                FOR THE THREE MONTHS                      FOR THE NINE MONTHS
                                                                   ENDED MARCH 31,                          ENDED MARCH 31,
                                                           ---------------------------               ---------------------------
                                                             2001                 2000                 2001                 2000
                                                           ------               ------               ------               ------
PERFORMANCE AND OTHER SELECTED RATIOS:
Return on Average Assets                                     1.00%                0.95%                0.94%                0.94%
Return on Average Stockholders' Equity                      11.97                10.98                11.31                10.57
Core Return on Average Stockholders' Equity <F1>            11.69                10.26                11.10                10.05
Stockholders Equity to Total Assets                          8.34                 8.53                 8.34                 8.53
Tangible Equity to Total Tangible Assets                     6.10                 6.33                 6.10                 6.33
Loans to Deposits at End of Period                         140.72               134.63               140.72               134.63
Loans to Earning Assets at End of Period                    74.36                70.50                74.36                70.50
Average Interest Rate Spread                                 2.24                 2.41                 2.30                 2.51
Net Interest Margin                                          2.74                 2.88                 2.73                 2.93
Average Interest Earning Assets to average interest        109.26               110.18               108.98               110.11
bearing liabilities
Core Non-interest Expense to Average Assets <F2>             1.13                 1.22                 1.14                 1.27
Core Efficiency Ratio <F2>                                  38.74                40.87                39.53                41.03
Effective Tax Rate                                          36.45                38.16                38.55                40.63
Dividend payout ratio                                       32.20                34.69                35.19                35.00
AVERAGE TANGIBLE EQUITY                                  $156,041             $150,727             $149,187             $148,816
PER SHARE DATA:
Reported EPS (Diluted)                                       0.59                 0.49                 1.62                 1.40
Core EPS  (Diluted) <F1>                                     0.57                 0.46                 1.59                 1.33
Cash dividends per share                                     0.19                 0.17                 0.57                 0.49
Stated Book Value                                           19.57                17.22                19.57                17.22
Tangible Book Value                                         13.97                12.48                13.97                12.48
CASH EARNINGS DATA <F3>:
Cash Earnings                                               8,690                8,058               24,393               23,944
Cash EPS (Diluted)                                           0.78                 0.69                 2.18                 2.00
Core Cash EPS  (Diluted) <F1>                                0.76                 0.66                 2.15                 1.93
Cash Return on Average Assets                                1.33%                1.32%                1.27%                1.34%
(TABLE CONTINUED ON NEXT PAGE)

                                                                FOR THE THREE MONTHS                      FOR THE NINE MONTHS
                                                                   ENDED MARCH 31,                          ENDED MARCH 31,
                                                           ---------------------------               ---------------------------
                                                             2001                 2000                 2001                 2000
                                                           ------               ------               ------               ------
Cash Return on Average Stockholders' Equity                 15.86                15.36                15.23                15.11
Core Cash Return on Average Stockholders' Equity <F1>       15.57                14.64                15.02                14.60
Cash Non-interest Expense to Average Assets <F4>             1.02                 1.07                 1.02                 1.09
Cash Efficiency Ratio <F4>                                  34.72                35.73                35.58                35.37
ASSET QUALITY SUMMARY:
Net charge-offs                                               $45                  $24                  $68                 $536
Non-performing Loans                                        2,752                2,569                2,752                2,569
Other real estate owned                                       432                1,069                  432                1,069
Non-performing Loans/Total Loans                             0.15%                0.16%                0.15%                0.16%
Non-performing Assets/Total Assets                           0.12                 0.15                 0.12                 0.15
Allowance for Loan Loss/Total Loans                          0.82                 0.89                 0.82                 0.89
Allowance for Loan Loss/Non-performing Loans               559.48               573.18               559.48               573.18
REGULATORY CAPITAL RATIOS: (BANK ONLY)
Tangible capital                                             6.03%                5.50%                6.03%                5.50%
Leverage capital                                             6.03                 5.50                 6.03                 5.50
Total risk-based capital                                    12.68                10.71                12.68                10.71
EARNINGS TO FIXED CHARGES RATIOS
Including interest on deposits                               1.36x                1.37x                1.34x                1.39x
Excluding interest on deposits                               1.64                 1.67                 1.61                 1.73

<F1> Amounts exclude gains and losses on sales of assets, and other significant non-recurring income or expense items.

<F2> In calculating these ratios, non-interest expense excludes goodwill and core deposit intangible amortization. The actual efficiency ratio and ratio of non-interest expense to average assets were 45.84% and 1.34%, respectively, for the three months ended March 31, 2001, 48.33% and 1.45%, respectively, for the three months ended March 31, 2000, 46.90% and 1.35%, respectively, for the nine months ended March 31, 2001, and 48.43% and 1.49%, respectively, for the nine months ended March 31, 2000. Amounts exclude non-cash expenses related to goodwill and core deposit intangible amortization and compensation expense related to stock benefit plans.

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

   Our primary investing activities are the origination of multi-family real estate mortgage loans, and the purchase of mortgage-backed and other securities. Increases in interest rates during the period January 2000 through December 2000 resulted in a decline in our loan origination activity. Interest rate declines during the period December 2000 through March 2001 resulted in an increase in origination activity during the quarter ended March 31, 2001. During the nine months ended March 31, 2001, our real estate loan originations totaled $246.2 million compared to $390.8 million for the nine months ended March 31, 2000. Purchases of investment securities totaled $10.3 million for the nine months ended March 31, 2001 compared to $133.8 million for the nine months ended March 31, 2000, while purchases of mortgage-backed securities totaled $56.6 million for the nine months ended March 31, 2001 compared to $44.5 million during the nine months ended March 31, 2000. During the nine months ended March 31, 2000, purchases and sales of investment securities available exceeded their typical levels due to our maintaining higher levels of shorter-term investment securities near December 31, 1999, in response to liquidity concerns related to the Year 2000.

   Funding for loan originations and security purchases during the nine months ended March 31, 2001, was obtained primarily from principal repayments on loans and mortgage-backed securities, deposit growth and maturities and calls of investment securities. Principal repayments on real estate loans and mortgage-backed securities totaled $154.1 million during the nine months ended March 31, 2001, compared to $193.5 million during the nine months ended March 31, 2000. Interest rate increases during the period January 2000 through December 2000 significantly slowed principal repayment rates on both real estate loans and mortgage-backed securities during this period, particularly loan prepayments. Maturities and calls of investment securities totaled $42.9 million during the nine months ended March 31, 2001, and $142.9 million during the nine months ended March 31, 2000. During the nine months ended March 31, 2000, we were concerned over the potential of excessive deposit outflows due to customer concerns over possible computer problems upon turning to the Year 2000. In order to alleviate liquidity concerns that could have resulted in the event of excessive deposit outflows, we maintained a significant level of short-term, liquid investments during this period. As a result of the rollover of these short-term securities, our level of security purchases and maturities were considerably higher during the nine months ended March 31, 2000, than would have otherwise been planned.

   Deposits increased $114.1 million during the nine months ended March 31, 2001, compared to a decrease of $23.3 million during the nine months ended March 31, 2000. The increase in deposits during the nine months ended March 31, 2001 reflects both increased marketing efforts over the past twelve months which have helped generate additional deposit balances in both certificate and non-certificate accounts, as well as an apparent consumer trend to move monies out of mutual funds and into depository institutions. The greatest growth during this period has been realized in our money market accounts, which increased $70.0 million during the nine months ended March 31, 2001. The decrease in deposits during the nine months ended March 31, 2000, reflected the runoff of higher-cost certificate of deposit accounts that were gathered from rate promotions during the fiscal year ended June 30, 1997. The decline during this period also reflected the sale of $19.0 million in deposits at our Gates Avenue, Brooklyn branch in November, 1999. Deposit flows are affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Certificates of deposit that are scheduled to mature in one year or less from March 31, 2001 totaled $487.0 million. Based upon our current pricing strategy and deposit retention experience, we believe that we will retain a significant portion of such deposits.

   Stockholders equity increased $15.1 million during the nine months ended March 31, 2001, due to the addition of net income of $18.1 million and the change of $10.0 million in the after-tax unrealized gain (loss) on available for sale securities from a loss of $6.3 million at June 30, 2000 to a gain of $3.7 million at March 31, 2001. These increases to equity were partially offset by cash dividends of $6.6 million and treasury stock repurchases of $8.1 million during the same period. During the nine months ended March 31, 2001, we repurchased 366,358 shares of our common stock into treasury. The average price of the treasury shares acquired was $22.00 per share, and all shares have been recorded at the acquisition cost.

   As of March 31, 2001, we had 344,016 shares remaining to be repurchased under our Seventh Stock Repurchase Program. Based upon the closing market price of $27.25 per share for our common stock as of March 31, 2001, we would utilize approximately $9.4 million in funds in order to repurchase all of the remaining authorized shares under the Seventh Stock Repurchase Program.

   On April 19, 2001, we declared a cash dividend of $0.19 per common share to all shareholders of record on April 30, 2001. This dividend is payable on May 8, 2001.

   At March 31, 2001, the Bank's liquidity ratio was 10.5%. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period. We monitor our liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sales and various money market investments. In the event that we should require funds beyond our ability to generate them internally, additional sources of funds are available through the use of the Bank's $783.5 million borrowing limit at the FHLBNY. At March 31, 2001, the Bank had $560.0 million in short- and medium-term advances outstanding at the FHLBNY, and a remaining borrowing limit of $223.5 million.

   The Bank is subject to minimum capital regulatory requirements imposed by the OTS, which requirements are, as a general matter, based on the amount and composition of an institution's assets. Tangible capital must be at least 3.0% of total tangible assets and total risk-based capital must be at least 8.0% of risk-weighted assets. Insured institutions in the strongest financial management condition are required to maintain Tier 1 capital of not less than 3.0% of total assets (the "leverage capital ratio"). For all other banks, the minimum leverage capital requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the institution. At March 31, 2001, the Bank was in compliance with all applicable regulatory capital requirements. Tangible capital totaled $153.7 million, or 6.03% of total tangible assets, leverage capital was 6.03% of adjusted assets, and total risk-based capital was 12.68% of risk weighted assets. In addition, at March 31, 2001, the Bank was considered "well-capitalized" for all regulatory purposes.

ASSET QUALITY

   Non-performing loans (loans past due 90 days or more as to principal or interest) totaled $2.8 million at March 31, 2001, compared to $4.4 million at June 30, 2000. The decline primarily reflects the repayment in full of one non-performing loan with an outstanding principal of $1.6 million during the period. We also had 39 loans totaling $513,000 delinquent 60-89 days at March 31, 2001, as compared to 25 such delinquent loans totaling $754,000 at June 30, 2000. The majority of the non-performing loans and loans delinquent 60-89 are represented by FHA/VA mortgage and consumer loans, which possess small outstanding balances.

   Under U.S. GAAP, we are required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a debt constitutes a troubled-debt restructuring if we, for economic or legal reasons related to the borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider. We had two loans classified as troubled-debt restructurings at March 31, 2001, totaling $3.6 million, compared to one such loan totaling $700,000 at June 30, 2000. During the quarter ended December 31, 2000, we added one non-residential real estate loan to troubled-debt restructurings. This loan was delinquent 60 days at September 30, 2000, and was brought current on all interest through October 2000, shortly after which time we entered into a payment restructuring agreement as a result of weaknesses in the short-term cash flows surrounding the underlying collateral. Under the terms of this restructuring agreement, repayments of all principal and interest are scheduled to commence in April, 2002, and conclude at the stated maturity of the loan in July, 2003. In connection with this loan, we added a provision of $500,000 to our allowance for loan losses during the quarter ended December 31, 2000. This loan is also deemed impaired in accordance with SFAS 114 at March 31, 2001.

   The remaining $700,000 troubled-debt restructuring loan is currently on accrual status and it has been performing in accordance with the restructuring terms for over one year. The current regulations of the Office of Thrift Supervision require that troubled-debt restructurings remain classified as such until either the loan is repaid or returns to its original terms.

   SFAS 114 provides guidelines for determining and measuring impairment in loans. For each loan that we determine to be impaired, impairment is measured by the amount the carrying balance of the loan, including all accrued interest, exceeds the estimate of fair value. A specific reserve is established within the allowance for loan losses, to the extent of impairment. Generally, we consider non-performing loans to be impaired loans. The recorded investment in loans deemed impaired was approximately $4.0 million as of March 31, 2001, consisting of four loans, compared with $2.6 million at June 30, 2000, consisting of three loans. The average balance of impaired loans was

$3.7 million for the nine months ended March 31, 2001 compared to $1.2 million for the nine months ended March 31, 2000. The increase in both the current and average balance of impaired loans resulted primarily from the addition of the $2.9 million troubled-debt restructuring to impaired status during the quarter ended December 31, 2000, which was partially offset by the removal from impairment of the $1.6 million non-performing loan that was paid in full during the quarter ended March 31, 2001. At March 31, 2001, reserves totaling $807,000 have been allocated within the allowance for loan losses for impaired loans. At March 31, 2001, non-performing loans exceeded impaired loans by $1.2 million. This difference is comprised of the previously noted $2.9 million troubled-debt restructuring loan, which, while not included in non-performing loans at March 31, 2001, is deemed impaired, and which is partially offset by $1.7 million of one-to four-family, cooperative apartment and consumer loans, which, while on non-accrual status, are not deemed impaired. This $1.7 million in one- to four-family, cooperative apartment, and consumer loans are not deemed impaired since they have outstanding balances less than $227,000, and are considered a homogeneous loan pool that are not required to be evaluated for impairment.

   The balance of other real estate owned ("OREO") was $432,000, consisting of 6 properties, at March 31, 2001 compared to $381,000, comprised of 7 properties at June 30, 2000. During the nine months ended March 31, 2001, one property with a recorded balance of $228,000 was transferred into OREO, and was partially offset by the sale of two properties with aggregate recorded balances of $45,000 during this period.

   The following table sets forth information regarding our non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated.

                                                                      AT MARCH 31, 2001         AT JUNE 30, 2000
                                                                     ------------------         ----------------
                                                                                    (Dollars In Thousands)
NON-PERFORMING LOANS:
   One- to four-family                                                           $1,533                   $1,769
   Multi-family and underlying cooperative                                        1,040                    2,591
   Cooperative apartment                                                             54                       54
   Other loans                                                                      125                        7
                                                                     ------------------         ----------------
TOTAL NON-PERFORMING LOANS                                                        2,752                    4,421
TOTAL OREO                                                                          432                      381
                                                                     ------------------         ----------------
TOTAL NON-PERFORMING ASSETS                                                      $3,184                   $4,802
                                                                     ==================         ================
TROUBLED-DEBT RESTRUCTURINGS                                                     $3,624                     $700

TOTAL NON-PERFORMING ASSETS AND TROUBLED-DEBT
   RESTRUCTURINGS                                                                 6,808                    5,502
IMPAIRED LOANS                                                                    3,964                    2,591
TOTAL NON-PERFORMING LOANS TO TOTAL LOANS                                          0.15%                    0.26%
TOTAL IMPAIRED LOANS TO TOTAL LOANS                                                0.21                     0.15
TOTAL NON-PERFORMING ASSETS TO TOTAL ASSETS                                        0.12                     0.19
TOTAL NON-PERFORMING ASSETS AND TROUBLED-DEBT
   RESTRUCTURINGS TO TOTAL ASSETS                                                  0.26                     0.22


COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND JUNE 30, 2000

   ASSETS. Our assets totaled $2.67 billion at March 31, 2001, an increase of $164.4 million from total assets of $2.50 billion at June 30, 2000. The growth in assets was experienced primarily in real estate loans, which increased $155.1 million since June 30, 2000. The increase in real estate loans resulted primarily from real estate loan originations of $246.2 million during the nine months ended March 31, 2001, of which $215.2 million were multi-family and underlying cooperative loans. Real estate loan origination levels, which had declined from April 2000 through December 2000, increased from January 2001 through March 2001 as a result of recent declines in interest rates. While real estate loan origination levels have recently declined, our loan portfolio has still increased as a result of a corresponding decline in prepayment levels. Both the decline in origination and prepayment levels have resulted from the interest rate increases during the period January, 2000 through December, 2000. Principal repayments on real estate loans increased during the period January 2001 through March 2001, compared to the levels experienced from April 2000 through December 2000. This increase has also resulted from recent reductions in interest rates, which have increased loan re-financing activities.

   Mortgage-backed securities available for sale increased $18.2 million during the nine months ended March 31, 2001. Of this total increase, $14.3 million resulted from the increase in the market value of these securities. Federal funds sold increased $26.4 million due to increased deposit inflows near month- end during March 2001, as these funds had not yet been applied to higher-yielding investments as of March 31, 2001.

   Offsetting these increases was a decline of $29.3 million in investment securities held to maturity and available for sale. We experienced calls of $30.7 million on these securities during the nine months ended March 31, 2001, as a result of recent declines in interest rates. These funds were utilized to fund loan originations and purchase mortgage-backed securities.

   LIABILITIES. Total liabilities increased $149.3 million during the nine months ended March 31, 2001, due primarily to an increase of $114.1 million in deposits. The growth in deposits resulted from both the success of various sales and marketing activities during the past twelve months, as well as an apparent consumer trend to move monies out of mutual funds and into depository institutions. The sales and marketing activities targeted growth in non-certificate balances (with particular emphasis upon money market and checking accounts) and customer households (with a focus upon relationship development). In addition, escrow and other deposits increased $19.5 million during this period as a result of growth in mortgage escrow funds. The growth in deposits and escrow were utilized to fund the growth in loans during the period, with excess deposit flows retained in federal funds sold at March 31, 2001. Borrowings, which grew $9.1 million during the nine months ended March 31, 2001, were experienced solely in securities sold under agreement to repurchase transactions. These borrowings were utilized to fund purchases of mortgage-backed securities during the period. Within borrowings, securities sold under agreement to repurchase increased borrowings increased $21.6 million during the nine months ended March 31, 2001, due to a recent increase in capital leverage transaction purchases, while FHLBNY advances declined $12.5 million, as deposit growth has provided adequate funding for asset growth during the period.

     STOCKHOLDERS' EQUITY. Stockholders equity increased $15.1 million during the nine months ended March 31, 2001. See "Liquidity and Capital Resources."

   CAPITAL LEVERAGE STRATEGY. As a result of the initial public offering in June, 1996, our capital level significantly exceeded all regulatory requirements. A portion of the "excess" capital generated by the initial public offering has been deployed through the use of a capital leverage strategy whereby we invest in high quality mortgage-backed securities (referred to as leverage assets) funded by short term borrowings from various third party lenders under securities sold under agreement to repurchase transactions. The capital leverage strategy generates additional earnings for us by virtue of a positive interest rate spread between the yield on the leverage assets and the cost of the borrowings. Since the average term to maturity of the leverage assets exceeds that of the borrowings used to fund their purchase, the net interest income earned on the leverage strategy would be expected to decline in a rising interest rate environment, and increase in a falling rate environment. To date, the capital leverage strategy has been undertaken in accordance with limits established by our Board of Directors, aimed at enhancing profitability under moderate levels of interest rate exposure. Due to increases in interest rates during the period January, 2000 through December 2000, which have resulted in less favorable interest rate spreads on capital leverage transactions, we reduced our activity in these transactions. Additionally, as our capital ratios decline, we expect that our emphasis on increasing the overall level of these transactions will accordingly decline. During the three months ended March 31, 2001, we purchased $56.6 million in mortgage-backed securities under the capital leverage strategy in response to interest rate declines, which made the spread between the leverage asset and borrowing more favorable.

COMPARISON OF THE OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH  31, 2001
     AND 2000


   GENERAL. Net income was $6.6 million during the three months ended March 31, 2001, an increase of $798,000 over net income of $5.8 million during the three months ended March 31, 2000. During this period, net interest income increased $221,000, non-interest income increased $759,000 and non-interest expense declined $26,000, resulting in increased pre-tax income of $1.0 million. Income tax expense increased $208,000 as a result of the increased pre-tax income.

   NET INTEREST INCOME. The discussion of net interest income for the three months ended March 31, 2001 and 2000, presented below, should be read in conjunction with the following table, which sets forth certain information relating to our consolidated statements of operations for the three months ended March 31, 2001 and 2000, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

ANALYSIS OF NET INTEREST INCOME (UNAUDITED)

                                                                For the Three Months Ended March 31,
                                           --------------------------------------------------------------------------------------
                                                                2001                                           2000
                                           --------------------------------------------------------------------------------------
                                                                             AVERAGE                                      AVERAGE
                                               AVERAGE                        YIELD/           AVERAGE                     YIELD/
                                               BALANCE        INTEREST         COST            BALANCE        INTEREST      COST
                                           ------------      ---------      ---------        ----------      ---------    -------
Assets:                                                                  (DOLLARS IN THOUSANDS)
  Interest-earning assets:
    Real Estate Loans <F1>                   $1,829,188        $35,315           7.72%       $1,607,406        $30,489       7.59%
    Other loans                                   6,977            145           8.31             7,499            158       8.43
    Mortgage-backed securities <F2>             438,322          7,240           6.61           464,420          7,569       6.52
    Investment securities <F2>                  119,517          1,821           6.09           148,691          2,231       6.00
    Other                                        79,444          1,282           6.45            97,631          1,478       6.06
                                           ------------      ---------      ---------        ----------      ---------    -------
      TOTAL INTEREST-EARNING ASSETS           2,473,448        $45,803           7.41%        2,325,647        $41,925       7.21%
                                           ------------      =========                       ----------      =========
     NON-INTEREST EARNING ASSETS                146,895                                         107,245
                                           ------------                                      ----------
TOTAL ASSETS                                 $2,620,343                                      $2,432,892
                                           ============                                      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  INTEREST-BEARING LIABILITIES:
    Now and Super Now                           $25,446            $75           1.20%          $26,886            $78       1.17%
    Money Market accounts                       192,345          2,058           4.34           112,893          1,230       4.38
    Savings accounts                            355,879          1,778           2.03           380,271          1,927       2.04
    Certificates of deposit                     656,790          8,685           5.36           627,488          7,959       5.10
    Borrowed funds                            1,033,257         16,240           6.37           963,143         13,985       5.84
                                           ------------      ---------      ---------        ----------      ---------    -------
      TOTAL INTEREST-BEARING LIABILITIES      2,263,717        $28,836           5.17%        2,110,681        $25,179       4.80%
                                           ------------      =========                       ----------      =========
  Checking accounts                              61,045                                          58,965
  Other non-interest-bearing liabilities         76,399                                          53,397
                                           ------------                                      ----------
      TOTAL LIABILITIES                       2,401,161                                       2,223,043
  STOCKHOLDERS' EQUITY                          219,182                                         209,849
                                           ------------                                      ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                    $2,620,343                                      $2,432,892
                                           ============                                      ==========

NET INTEREST INCOME/ INTEREST RATE
   SPREAD <F3>                                                 $16,967           2.24%                         $16,746       2.41%
                                                             =========                                       =========
NET INTEREST-EARNING ASSETS/ NET
   INTEREST MARGIN <F4>                        $209,731                          2.74%         $214,966                      2.88%
                                           ============                                      ==========
RATIO OF INTEREST-EARNING ASSETS
   TO INTEREST-BEARING LIABILITIES                                             109.26%                                     110.18%

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

RATE/VOLUME ANALYSIS

                                                                 THREE MONTHS ENDED
                                                                   MARCH 31, 2001
                                                                    COMPARED TO
                                                                 THREE MONTHS ENDED
                                                                   MARCH 31, 2000
                                                                INCREASE/ (DECREASE)
                                                                      DUE TO
                                                   VOLUME              RATE             TOTAL
                                               --------------      ------------     -------------
  Interest-earning assets:                                   (DOLLARS IN THOUSANDS)
    Real Estate Loans                                  $4,255              $571            $4,826
    Other loans                                           (11)               (2)              (13)
    Mortgage-backed securities                           (429)              100              (329)
    Investment securities                                (441)               31              (410)
    Other                                                (283)               87              (196)
                                               --------------      ------------     -------------
      Total                                            $3,091              $787            $3,878
                                               ==============      ============     =============
  Interest-bearing liabilities:
    NOW and Super Now accounts                            $(5)               $2               $(3)
    Money market accounts                                 849               (21)              828
    Savings accounts                                     (131)              (18)             (149)
    Certificates of deposit                               347               379               726
    Borrowed funds                                      1,003             1,252             2,255
                                               --------------      ------------     -------------
      Total                                             2,063             1,594             3,657
                                               --------------      ------------     -------------
Net change in net interest income                      $1,028             $(807)             $221
                                               ==============      ============     =============

   Net interest income for the three months ended March 31, 2001 increased $221,000 to $17.0 million from $16.7 million during the three months ended March 31, 2000. This increase was attributable to an increase of $3.9 million in interest income, which exceeded the increase of $3.7 million in interest expense. The net interest rate spread declined 17 basis points from 2.41% for the three months ended March 31, 2000 to 2.24% for the three months ended March 31, 2001, and the net interest margin declined 14 basis points from 2.88% to 2.74% during the same period.

   The decline in interest rate spread and net interest margin both reflect a 37 basis point increase in the average cost of interest bearing liabilities, resulting primarily from an increase in the average cost of borrowed funds of 53 basis points and certificate of deposit accounts of 26 basis points. These interest rate increases all reflect increases in general interest rates during the period January 1, 2000 through December 31, 2000. The narrowing of the interest rate spread and net interest margin also reflects the $70.1 million increase in average borrowed funds, which possess the highest average cost of interest bearing liabilities. These borrowings have been utilized to fund a portion of our loan growth during the period. Our issuance, on April 12, 2000, of $25.0 million in subordinated notes with a stated annual coupon of 9.25% also contributed to the growth in interest expense on borrowed funds.

   During the three months ended March 31, 2000, the Federal Reserve Bank of New York increased its overnight borrowing rate by 25 basis points on two different occasions, moving from a beginning rate of 5.50% to an ending rate of 6.0%. This rate was subsequently increased an additional 50 basis points during the period April 2000 through December 2000 to 6.5%, which is where it stood at December 31, 2000. During the three months ended March 31, 2001, the Federal Reserve Bank of New York reduced its federal funds borrowing rate by 50 basis points on three different occasions, moving from the beginning overnight borrowing rate of 6.5% to 5.0% as of March 31, 2001. Because the majority of our interest earning assets and interest bearing liabilities do not reprice daily, we experience delays in recognizing the effects of interest
rate movements. As a result, despite the significant reductions in interest rates by the Federal Reserve Bank of New York, which have brought the overnight borrowing rate at March 31, 2001 below its level at March 31, 2000, our overall yield on interest earning assets and cost on interest bearing liabilities were higher during the quarter ended March 31, 2001 compared to March 31, 2000.

   Currently, our liabilities possess a shorter average term to maturity than our assets. For example, approximately $283.0 million of our outstanding borrowings as of March 31, 2001, are scheduled to mature prior to June 30, 2001. Since our liabilities possess shorter average maturities than our assets, we anticipate that the reduction in interest rates will favorably impact our net interest income in the upcoming six months. See "Quantitative and Qualitative Disclosure About Market Risk."

   INTEREST INCOME. Interest income for the three months ended March 31, 2001, was $45.8 million, an increase of $3.9 million from $41.9 million during the three months ended March 31, 2000. The increase in interest income was attributable to increased interest income on real estate loans of $4.8 million. The increase in interest income on real estate loans was attributable primarily to an increase of $221.8 million in the average balance of real estate loans, resulting from $341.8 million of real estate loans originated during the twelve-month period ended March 31, 2001, which exceeded the growth also recognized in loan prepayments during this period. Partially offsetting the increase in interest income on real estate loans were declines of $329,000 in interest on mortgage-backed securities and $410,000 in interest on investment securities, reflecting declines in average balances of $26.1 million in mortgage backed securities and $29.2 million in investment securities. Investment security average balances declined due to runoff in these securities from calls and/or maturities. The average balance of these securities during the most recent quarter was below its level during the comparable quarter of the previous year due to a decline in purchase activity and balance in these securities during the period April 2000 through December 2000. See "Capital Leverage Strategy." However, we recently increased our balance of mortgage-backed securities.

   Overall, the yield on interest-earning assets increased 20 basis points from 7.21% during the three months ended March 31, 2000 to 7.41% during the three months ended March 31, 2001. The increase was attributable primarily to increases in the average yield of 13 basis points on real estate loans, 9 basis points on both mortgage-backed securities and investment securities, and 39 basis points on other interest earning assets, resulting primarily from general market interest rate increases during the period April 2000 through December 2000.

   INTEREST EXPENSE. Interest expense increased $3.7 million, to $28.9 million during the three months ended March 31, 2001, from $25.2 million during the three months ended March 31, 2000. This increase resulted in part from increased interest expense of $2.3 million on borrowed funds, which resulted from both an increase in the average cost of borrowed funds of 53 basis points during the three months ended March 31, 2001 compared to the three months ended March 31, 2000, and an increase in the average balance of $70.1 million during this same period. The increase in the average balance of borrowed funds resulted in part from the addition of $25.0 million in subordinated debt on April 12, 2000, at a stated annual coupon of 9.25%. The subordinated notes contributed $599,000 to interest expense during the quarter ended March 31, 2001. The increase in average cost of borrowed funds also reflects both the overall increase in interest rates during the period April 2000 through December 2000, as well as a non-recurring prepayment penalty charge of $239,000 that increased interest expense on borrowings during the quarter ended March 31, 2001. During the quarter ended March 31, 2001, reductions in general interest rates provided some reduction in our borrowing costs, which partially offset the aforementioned items.

   Interest expense on money market accounts increased $828,000, resulting from an increase of $79.5 million in the average balance of these deposits during this period. The growth in the average balance of these accounts resulted from ongoing promotions related to these accounts. Interest expense on certificates of deposits also increased $726,000 due to both an increase of 26 basis points in average cost of these deposits, reflecting the overall increase in interest rates during the period April 2000 through December 2000, as well as an increase in average balance of $29.3 million during this period, resulting from both deposit promotions as well as an apparent consumer trend to move monies out of mutual funds and into depository institutions. Interest expense on savings accounts declined $149,000 due a decline in average balance in these accounts of $24.4 million, which much of these funds being moved to money market accounts.

   PROVISION FOR LOAN LOSSES. The provision for loan losses was $60,000 during both the three months ended March 31, 2001 and 2000. Our overall asset quality remained solid. See "Asset Quality." The loan loss provision of $60,000 during the period reflects both our response to continued growth in real estate loans and our recognition of slight increases in delinquent and impaired loans. The allowance for loan losses increased $15,000 during the three months ended March 31, 2001, as the loan loss provision of $60,000 exceeded net charge-offs of $15,000 during the period.


   NON-INTEREST INCOME. Non-interest income increased $759,000 to $2.2 million during the three months ended March 31, 2001, from $1.4 million during the three months ended March 31, 2000. The increase resulted primarily from our investment in Bank Owned Life Insurance (hereafter referred to as "BOLI"). The BOLI investment was instituted in May 2000 and contributed $527,000 to other non-interest income during the quarter ended March 31, 2001. In addition, fee income increased $210,000 due primarily to an increase of $126,000 in deposit customer fees.

   NON-INTEREST EXPENSE. Non-interest expense was $8.8 million during both the quarter ended March 31, 2001 and the quarter ended March 31, 2000.

   Salary and employee benefits declined $225,000 during this period. Employee benefit plan restructurings, which became effective on July 1, 2000, resulted in cost savings of $484,000 in salary and employee benefits expense during this period. Partially offsetting these savings were increases in salaries and 401(k) plan expenses, as 401(k) plan contributions were reinstated effective July 1, 2000.

   Occupancy and equipment expense increased $90,000, due primarily to an increase in utility costs on branch properties.

   Other expenses increased $83,000 due primarily to increased advertising expenses of $139,000.

   INCOME TAX EXPENSE. Income tax expense increased $208,000, or 6%, during the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000. Our effective tax rate declined from 38.2% to 36.5% during this period, due to the favorable tax status on income associated with our recent BOLI investment.


COMPARISON OF THE OPERATING RESULTS FOR  THE  NINE MONTHS ENDED MARCH 31, 2001
     AND 2000


   GENERAL. Net income was $18.1 million during the nine months ended March 31, 2001, an increase of $1.4 million over net income of $16.7 million during the nine months ended March 31, 2000. During this period, an increase of $1.7 million in non-interest income and a decline of $752,000 in non-interest expense, was partially offset by a decline of $680,000 in net interest income and an increase of $500,000 in the provision for loan losses.

   NET INTEREST INCOME. The discussion of net interest income for the nine months ended March 31, 2001 and 2000, presented below, should be read in conjunction with the following table, which sets forth certain information relating to our consolidated statements of operations for the nine months ended March 31, 2001 and 2000, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

ANALYSIS OF NET INTEREST INCOME (UNAUDITED)

                                                                For the Nine Months Ended March 31,
                                           --------------------------------------------------------------------------------------
                                                                2001                                           2000
                                           --------------------------------------------------------------------------------------
                                                                             AVERAGE                                      AVERAGE
                                               AVERAGE                        YIELD/           AVERAGE                     YIELD/
                                               BALANCE        INTEREST         COST            BALANCE        INTEREST      COST
                                           ------------      ---------      ---------        ----------      ---------    -------
Assets:                                                                 (DOLLARS IN THOUSANDS)
  Interest-earning assets:
    Real Estate Loans <F1>                   $1,777,994       $102,935           7.72%       $1,518,935        $86,585       7.60%
    Other loans                                   7,086            482           9.07             7,525            468       8.29
    Mortgage-backed securities <F2>             430,040         21,806           6.76           484,213         23,278       6.41
    Investment securities <F2>                  131,336          6,293           6.39           157,108          7,375       6.26
    Other                                        67,601          3,395           6.70           106,330          4,725       5.92
                                           ------------      ---------      ---------        ----------      ---------    -------
      TOTAL INTEREST-EARNING ASSETS           2,414,057       $134,911           7.45%        2,274,111       $122,431       7.18%
                                           ------------      =========                       ----------      =========
     NON-INTEREST EARNING ASSETS                146,910                                         108,680
                                           ------------                                      ----------
TOTAL ASSETS                                 $2,560,967                                      $2,382,791
                                           ============                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  INTEREST-BEARING LIABILITIES:
    Now and Super Now                           $25,891           $230           1.18%          $26,931           $236       1.17%
    Money Market accounts                       174,028          5,625           4.31            84,246          2,629       4.15
    Savings accounts                            363,183          5,533           2.03           393,966          6,048       2.04
    Certificates of deposit                     635,882         25,627           5.37           649,202         24,635       5.05
    Borrowed funds                            1,016,151         48,542           6.36           910,993         38,849       5.68
                                           ------------      ---------      ---------        ----------      ---------    -------
      TOTAL INTEREST-BEARING
         LIABILITIES                          2,215,135        $85,557           5.15%        2,065,338        $72,397       4.67%
                                           ------------      =========                       ----------      =========
  Checking accounts                              59,188                                          55,210
  Other non-interest-bearing
      liabilities                                73,031                                          51,014
                                           ------------                                      ----------
      TOTAL LIABILITIES                       2,347,354                                       2,171,562
  STOCKHOLDERS' EQUITY                          213,613                                         211,229
                                           ------------                                      ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                    $2,560,967                                      $2,382,791
                                           ============                                      ==========
NET INTEREST INCOME/ INTEREST RATE
   SPREAD <F3>                                                 $49,354           2.30%                         $50,034       2.51%
                                                             =========                                       =========
NET INTEREST-EARNING ASSETS/NET
   INTEREST MARGIN <F4>                        $198,922                          2.73%         $208,773                      2.93%
                                           ============                                      ==========
RATIO OF INTEREST-EARNING ASSETS
   TO INTEREST-BEARING LIABILITIES                                             108.98%                                     110.11%

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

RATE/VOLUME ANALYSIS

                                                                 NINE MONTHS ENDED
                                                                   MARCH 31, 2001
                                                                    COMPARED TO
                                                                 NINE MONTHS ENDED
                                                                   MARCH 31, 2000
                                                                INCREASE/ (DECREASE)
                                                                      DUE TO
                                                   VOLUME              RATE             TOTAL
                                               --------------      ------------     -------------
  Interest-earning assets:                                 (DOLLARS IN THOUSANDS)
    Real Estate Loans                                 $14,875            $1,475           $16,350
    Other loans                                           (29)               43                14
    Mortgage-backed securities                         (2,674)            1,202            (1,472)
    Investment securities                              (1,223)              141            (1,082)
    Other                                              (1,837)              507            (1,330)
                                               --------------      ------------     -------------
      Total                                            $9,112            $3,368           $12,480
                                               ==============      ============     =============
  Interest-bearing liabilities:
    NOW and Super Now accounts                            $(9)               $3               $(6)
    Money market accounts                               2,847               149             2,996
    Savings accounts                                     (478)              (37)             (515)
    Certificates of deposit                              (537)            1,529               992
    Borrowed funds                                      4,761             4,932             9,693
                                               --------------      ------------     -------------
      Total                                             6,584             6,576            13,160
                                               --------------      ------------     -------------
Net change in net interest income                      $2,528           $(3,208)            $(680)
                                               ==============      ============     =============

   Net interest income for the nine months ended March 31, 2001 decreased $680,000 to $49.3 million from $50.0 million during the nine months ended March 31, 2000. This decrease was attributable to an increase of $13.2 million in interest expense, which exceeded the increase of $12.5 million in interest income. The net interest rate spread declined 21 basis points from 2.51% for the nine months ended March 31, 2000 to 2.30% for the nine months ended March 31, 2001, and the net interest margin declined 20 basis points from 2.93% to 2.73% during the same period.

   The decline in interest rate spread and net interest margin both reflect a 48 basis point increase in the average cost of interest bearing liabilities, resulting primarily from an increase in the average cost of borrowed funds of 68 basis points, certificates of deposit accounts of 32 basis points and money market accounts of 16 basis points. These interest rate increases all reflect increases in general interest rates during the period April 2000 through December 2000. The narrowing of the interest rate spread and net interest margin also reflects the $105.2 million increase in average borrowed funds, which possess the highest average cost of interest bearing liabilities. Our issuance, on April 12, 2000, of $25.0 million in subordinated notes with a stated annual coupon of 9.25% also contributed to the growth in interest expense on borrowed funds. During the quarter ended March 31, 2001, reductions in general interest rates provided some reduction in our borrowing costs, which partially offset the aforementioned items.

   During the three months ended March 31, 2000, the Federal Reserve Bank of New York increased its overnight borrowing rate by 25 basis points on two different occasions, moving from a beginning rate of 5.50% to an ending rate of 6.0%. This rate was subsequently increased an additional 50 basis points during the period April 2000 through December 2000 to 6.5%, which is where it stood at December 31, 2000. During the three months ended March 31, 2001, the Federal Reserve Bank of New York reduced its federal funds borrowing rate by 50 basis points on three different occasions, moving from the beginning overnight borrowing rate of 6.5% to 5.0% as of March 31, 2001. Because the majority of our interest earning assets and interest bearing liabilities do not reprice daily, we experience delays in recognizing the effects of interest rate movements. As a result, despite the significant reductions in interest rates by the Federal Reserve Bank of New York, which have brought the overnight borrowing rate at March 31, 2001 below its level at March 31, 2000, our overall yield on interest earning assets and cost on interest bearing liabilities were higher during the nine months ended March 31, 2001 than the nine months ended March 31, 2000.

   INTEREST INCOME. Interest income for the nine months ended March 31, 2001, was $134.9 million, an increase of $12.5 million from $122.4 million during the nine months ended March 31, 2000. The increase in interest income was attributable to increased interest income on real estate loans of $16.4 million. The increase in interest income on real estate loans was attributable primarily to an increase of $259.1 million in the average balance of real estate loans, resulting from $341.8 million of real estate loans originated during the twelve-month period ended March 31, 2001. Partially offsetting the increase in interest income on real estate loans was a decline of $1.3 million in income on other interest earning assets (comprised of federal funds sold, commercial paper, and FHLBNY capital stock). This decline resulted from a decline in the average balance of these assets of $38.7 million, as we maintained a higher than normal level of investment in these short-term assets during the quarter ended December 31, 1999 for liquidity purposes. See "Liquidity and Capital Resources." Interest income on mortgage-backed securities declined $1.5 million, reflecting a decline of $54.2 million in average balance, and interest income on investment securities declined $1.1 million, reflecting a decline in average balance of $25.8 million. These declines in average balance resulted from our ongoing shift in composition of interest earning assets towards real estate loans. The average balance of these securities during the nine months ended March 31, 2001 was below its level during the comparable period of the previous year due to a decline in purchase activity and balance in these securities during the period April 2000 through December 2000. See "Capital Leverage Strategy." However, we recently increased our balance of mortgage-backed securities.

   Overall, the yield on interest-earning assets increased 27 basis points from 7.18% during the nine months ended March 31, 2000 to 7.45% during the nine months ended March 31, 2001. The increase was attributable primarily to increases in the average yield of 12 basis points on real estate loans, 35 basis points on mortgage-backed securities and 78 basis points on other interest earning assets, resulting primarily from general market interest rate increases during the period April 2000 through December 2000. The average interest rate on real estate loan originations during the nine months ended March 31, 2001 was 8.09%, compared to 7.41% during the nine months ended March 31, 2000, reflecting the increase in general market interest rates during the period April 2000 through December 2000.

   INTEREST EXPENSE. Interest expense increased $13.2 million, to $85.6 million during the nine months ended March 31, 2001, from $72.4 million during the nine months ended March 31, 2000. This increase resulted primarily from increased interest expense of $9.7 million on borrowed funds, which resulted from both an increase in the average balance of $105.2 million during the nine months ended March 31, 2001 compared to the nine months ended March 31, 2000, and an increase in the average cost of borrowed funds of 68 basis points. The increase in the average balance of borrowed funds resulted from the growth in FHLBNY advances from $250.0 million at June 30, 1999 to $542.5 million at March 31, 2001. While much of this growth occurred during the period July 1, 1999 through June 30, 2000, the full effects of this growth was recognized in the average balance computation for the nine months ended March 31, 2001, while only a portion of the growth was recognized in the computation of average balance for the nine months ended March 31, 2000. In addition, average borrowings grew as a result of the $25.0 million in subordinated debt added on April 12, 2000, at a stated annual coupon of 9.25%. The subordinated notes contributed $1.8 million to interest expense during the nine months ended March 31, 2001. The increase in average cost of borrowed funds reflects both a prepayment penalty charge of $239,000 that increased interest expense on borrowings during the quarter ended March 31, 2001, and the overall increase in interest rates during the period April 2000 through December 2000. Further, interest expense on money market accounts increased $3.0 million, resulting from both an increase of $89.8 million in the average balance and an increase of 16 basis points in average cost of these deposits during the nine months ended March 31, 2001 compared to the same period of the prior year. The increase in average balance and average cost of money market accounts reflects the growth of these accounts from ongoing interest rate promotions during the period July 1, 1999 through March 31, 2001. Interest expense on certificates of deposits also increased $992,000, which resulted from an increase of 32 basis points in the average cost of these deposits, reflecting the overall increase in interest rates during the period April 2000 through December 2000. Interest expense on savings accounts declined $515,000 due a decline in average balance in these accounts of $30.8 million, which much of these funds being moved to money market accounts.

   PROVISION FOR LOAN LOSSES. The provision for loan losses was $680,000 during the nine months ended March 31, 2001, compared to $180,000 during the nine months ended March 31, 2000. During the quarter ended December 31, 2000, an additional provision of $500,000 was recorded related to a recent troubled-debt restructuring loan. Otherwise, our overall asset quality remained relatively stable. See "Asset Quality." The remaining loan loss provision of $180,000 during the period reflects both our response to continued growth in real estate loans and our recognition of slight increases in delinquent and impaired loans. The allowance for loan losses increased $612,000 during the nine months ended March 31, 2001, as the loan loss provision of $680,000 exceeded net charge-offs of $68,000 during the period.


   NON-INTEREST INCOME. Non-interest income increased $1.7 million to $6.8 million during the nine months ended March 31, 2001, from $5.0 million during the nine months ended March 31, 2000. The increase resulted primarily from an increase of $845,000 on the gain on the disposal of securities and other assets. During the nine months ended March 31, 2001, the Company recorded a gain on the sale of equity investments of $756,000. During the nine months ended March 31, 2000, we recorded net losses of $1.2 million associated with the sales of investments and mortgage-backed securities, which were offset by a gain of $1.2 million on the sale of deposits at the Gates Avenue, Brooklyn branch. Additionally, our investment in BOLI, which was instituted in May 2000, contributed $1.6 million to other non-interest income during the nine months ended March 31, 2001. Loan prepayment fees, a component of other non-interest income, declined $891,000 to $446,000 during the nine months ended March 31, 2001 compared to $1.3 million during the nine months ended March 31, 2000, but were partially offset by increased bank retail fee income of $221,000 during this period.

   NON-INTEREST EXPENSE. Non-interest expense decreased $752,000, from $26.7 million during the nine months ended March 31, 2000, to $26.0 million during the nine months ended March 31, 2001.

   Salary and employee benefits declined $1.3 million during this period. Employee benefit plan restructurings, which became effective on July 1, 2000, provided declines of $2.0 million in salaries and employee benefits expense during this period. Partially offsetting these declines were increases in salaries and 401(k) plan expenses, as 401(k) plan contributions were reinstated effective July 1, 2000.

   Occupancy and equipment expense increased $242,000, due primarily to increased rental, utility and branch property costs on our branch offices that aggregated approximately $116,000 during the nine moths ended March 31, 2001 compared to the nine months ended March 31, 2000. In addition, we experienced increased depreciation expense of $99,000 during the nine months ended March 31, 2001, due to the accelerated depreciation of computer equipment acquired from Financial Bancorp, Inc. in January 1999. This accelerated depreciation, which resulted from our revised estimate of the estimated useful life of the equipment,

   Federal deposit insurance premiums also declined $108,000 during the nine months ended March 31, 2001 compared to March 31, 2000, as a result of a reduction in our insurance rate that was instituted in January 2000.

   Other expenses increased $336,000 due primarily to an increase in banking operational losses of $163,000, the majority of which occurred during the quarter ended December 31, 2000, and increased advertising expenses of $228,000.

   INCOME TAX EXPENSE. Income tax expense decreased $84,000, during the nine months ended March 31, 2001 compared to the nine months ended March 31, 2000, despite an increase in pre-tax income of $1.3 million. Our effective tax rate declined from 40.6% to 38.6% during this period, due to additional tax benefits associated with activities of subsidiary companies as well as the favorable tax status on income associated with our recent BOLI investment.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Quantitative and qualitative disclosure about market risk is presented at June 30, 2000 in Exhibit 13.1 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2000. The following is an update of the discussion provided therein:

   GENERAL. Our largest component of market risk continues to be interest rate risk. Virtually all of this risk continues to reside at the Bank level. The Bank still is not subject to foreign currency exchange or commodity price risk. At March 31, 2001, we owned no trading assets, nor did we utilize hedging transactions such as interest rate swaps and caps.

   ASSETS,  DEPOSIT LIABILITIES  AND  WHOLESALE  FUNDS.   There  has  been  no
material change in the composition of assets, deposit liabilities or wholesale funds from June 30, 2000 to March 31, 2001.


   GAP ANALYSIS.   There  has been no material change in the computed one-year interest rate gap from June 30, 2000 to March 31, 2001.

   INTEREST RATE RISK COMPLIANCE. We continue to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at June 30, 2000. There were no changes in our board approved limits of acceptable variance in net interest income and net portfolio value at March 31, 2001 compared to June 30, 2000. On April 19, 2001, the Board of Directors approved the following changes in net portfolio value ("NPV") limits:

         CHANGE IN
       INTEREST RATE         PREVIOUS          CURRENT
     (IN BASIS POINTS)       NPV LIMIT        NPV LIMIT
    -------------------      ---------        ---------
           -300                7.00%              8.00%
           -200                6.50               8.00
           -100                6.00               8.00
        Flat (Base)            5.50               8.00
           +100                5.00               7.00
           +200                4.50               6.00
           +300                4.00               5.00

   The projected changes in net interest income and net portfolio value have continuously fallen within the approved board limits at all levels of potential interest rate volatility.

   As a federal savings bank, the Bank is required to monitor changes in the net present value of the expected future cash flows of its assets and liabilities, which is referred to as net portfolio value or NPV. In addition, we monitor the Bank's NPV ratio, which is its NPV divided by the estimated market value of total assets. The NPV ratio can be viewed as a corollary to the Bank's capital ratios. To monitor the Bank's overall sensitivity to changes in interest rates, we simulate the effect of instantaneous changes in interest rates of up to 200 basis points on the Bank's assets and liabilities. As of December 31, 2000, an increase in interest rates of 200 basis points would have reduced the Bank's NPV by approximately 22.5%, resulting in an NPV ratio of 8.04%. There can be no assurance that future changes in the Bank's mix of assets and liabilities will not result in more extensive declines in the Bank's NPV and NPV ratio. Our focus on multi-family lending may subject us to greater risk of an adverse impact on our operations from a downturn in the economy. While we are currently reviewing the Bank's NPV calculation as of

March 31, 2001, we anticipate that the Bank's NPV ratio, under an increase in interest rates of 200 basis points, will remain above 6.00%


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   We are involved in various legal actions arising in the ordinary course of its business that, in the aggregate, involve amounts which are believed to be immaterial to our financial condition and results of operations.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.     OTHER INFORMATION

     None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


     (k) EXHIBITS
           Exhibit 11. Statement Re:  Computation of Per Share Earnings


     (B)   REPORTS ON FORM 8-K

           None.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Dime Community Bancshares, Inc.






                                       /s/ VINCENT F. PALAGIANO
Dated:    May 14, 2001            By: ____________________________________
                                      Vincent F. Palagiano
                                      Chairman of the Board and Chief
                                         Executive Officer





                                       /s/ KENNETH J. MAHON
Dated:    May 14, 2001            By: ____________________________________
                                      Kenneth J. Mahon
                                      Executive Vice President and Chief
                                         Financial Officer