Form 10-K
period 2001-06-30
DIME COMMUNITY BANCSHARES INC
filed 2001-09-28
CIK 1005409

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transaction period from to

Commission file Number 0-27782

Dime Community Bancshares, Inc.

(Exact Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3297463 (I.R.S. employer identification number)
209 Havemeyer Street, Brooklyn, NY (Address of principal executive offices)	11211 (Zip Code)

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

YES  X   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X]

As of September 26, 2001, there were 16,918,852 shares of the Company's common stock, $0.01 par value, outstanding. The aggregate market value of the voting stock held by non-affiliates of the Company as of September 26, 2001 was approximately $314,028,500. This figure is based upon the closing price on the NASDAQ National Market for a share of the Company's common stock on September 26, 2001, which was $22.97 as reported in the Wall Street Journal on September 27, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

(1) The definitive Proxy Statement dated October 8, 2001 to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on November 15, 2001 and any adjournment thereof and which is expected to be filed with the Securities and Exchange Commission on or about October 15, 2001 (Part III)

TABLE OF CONTENTS

Page

PART I

Item 1. Business

General 3

Recent Terrorist Attack on the World Trade Center 3

Acquisition of Financial Bancorp 4

Acquisition of Conestoga Bancorp, Inc. 4

Market Area and Competition 4

Lending Activities 5

Asset Quality 11

Allowance for Loan Losses 14

Investment Activities 16

Sources of Funds 20

Subsidiary Activities 23

Personnel 23

Federal, State and Local Taxation

Federal Taxation 23

State and Local Taxation 24

Regulation

General 25

Regulation of Federal Savings Associations 25

Regulation of Holding Company 33

Federal Securities Laws 34

Item 2. Properties 34

Item 3. Legal Proceedings 35

Item 4. Submission of Matters to a Vote of Security Holders 35

PART II

Item 5. Market for Our Common Stock and Related Stockholder

Matters 35

Item 6. Selected Financial Data 37

Item 7. Management Discussion and Analysis of Financial Condition and

Results of Operations 39

Item 7A. Quantitative and Qualitative Disclosures About Market Risk 52

Item 8. Financial Statements and Supplementary Data 56

Item 9. Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure 56

PART III

Item 10. Directors and Executive Officers of the Company 57

Item 11. Executive Compensation 57

Item 12. Security Ownership of Certain Beneficial Owners and

Management 57

Item 13. Certain Relationships and Related Transactions 57

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on

Form 8-K 57

Signatures 58

Statements contained in this Annual Report on Form 10-K relating to plans, strategies, economic performance and trends, and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking information is inherently subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from our operations and investments and the degree to which the recent terrorist attack on the World Trade Center affects the local economy and real estate markets. We have no obligation to update these forward looking statements.

PART I

Item 1. Business

General

Dime Community Bancshares, Inc. (hereafter referred to as "we" or "us") is a Delaware corporation organized in December, 1995 at the direction of the Board of Directors of The Dime Savings Bank of Williamsburgh (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the conversion of the Bank, on June 26, 1996, from a federal mutual savings bank to a federal stock savings bank (the "Conversion"). In connection with the Conversion, we issued 14,547,500 shares (par value $0.01) of common stock at a price of $10.00 per share to certain of the Bank's eligible depositors who subscribed for shares and to an Employee Stock Ownership Plan ("ESOP") established by us.

We are a unitary savings and loan holding company, which, under existing law, is generally not restricted as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender. Our primary business is the operation of our wholly-owned subsidiary, the Bank. Under regulations of the Office of Thrift Supervision ("OTS") the Bank is a qualified thrift lender if its ratio of qualified thrift investments to portfolio assets ("QTL Ratio") is 65% or more, on a monthly average basis in nine of every twelve months. At June 30, 2001, the Bank's QTL Ratio was 88.9%, and the Bank has maintained more that 65% of its portfolio assets in qualified thrift investments in at least nine of the preceding twelve months.

We neither own nor lease any property but instead use the premises and equipment of the Bank. At the present time, we do not employ any persons other than certain officers of the Bank who do not receive any extra compensation as officers of our company. We utilize the support staff of the Bank from time to time, as needed. Additional employees may be hired as deemed appropriate by our management.

The Bank's principal business has been, and continues to be, gathering deposits from customers within its market area, and investing those deposits primarily in multi-family and one-to-four family residential mortgage loans, mortgage-backed securities, and obligations of the U.S. Government and Government Sponsored Entities ("GSEs"). The Bank's revenues are derived principally from interest on its loan and securities portfolios. The Bank's primary sources of funds are: deposits; loan amortization, prepayments and maturities; amortization, prepayments and maturities of mortgage-backed and investment securities; borrowings; and, to a lesser extent, the sale of fixed-rate mortgage loans to the secondary market. The Bank is also a member of the Federal Home Loan Bank of New York ("FHLBNY").

Recent Terrorist Attack on the World Trade Center

On September 11, 2001, a severe terrorist attack destroyed several buildings in the New York City financial district, most notably both the north and south towers of the World Trade Center. As a result of this attack, many local businesses have been disrupted significantly. While the Bank did not have significant real estate lending in this area, we do expect that the overall effects of the terrorist attack and the resultant disruption of business may adversely impact our business in the near future. This adverse impact may be realized in the form of problem loans or deposit outflows resulting from reductions in customer income levels. At this time we cannot estimate which of these results would actually occur and the degree to which any of them will affect our financial condition or results of operations.

Acquisition of Financial Bancorp, Inc.

On January 21, 1999, we completed the acquisition of Financial Bancorp, Inc., ("FIBC") the holding company for Financial Federal Savings Bank, F.S.B (the "FIBC Acquisition"). Based upon the closing price of our common stock on January 21, 1999, of $21.25 per share, the total consideration paid to FIBC stockholders, in the form of cash or our common stock, was $66.8 million, and was comprised of $34.5 million in cash and 1,504,704 shares of our common stock. Our operating results for the fiscal year ended June 30, 1999 reflect the addition of earnings from the acquisition of FIBC for the period January 22, 1999 through June 30, 1999. The FIBC Acquisition is being accounted for as a purchase transaction, and goodwill of $44.2 million was generated from the transaction.

Acquisition of Conestoga Bancorp, Inc.

On June 26, 1996 the Bank completed the acquisition of Conestoga Bancorp, Inc. ("Conestoga"), resulting in the merger of Conestoga's wholly-owned subsidiary, Pioneer Savings Bank, F.S.B. ("Pioneer") with and into the Bank, with the Bank as the resulting financial institution (the "Conestoga Acquisition"). The Conestoga Acquisition was accounted for in the financial statements using the purchase method of accounting. Under purchase accounting, the acquired assets and liabilities of Conestoga were recognized at their fair value as of the date of the Conestoga Acquisition. Shareholders of Conestoga were paid approximately $101.3 million in cash, resulting in goodwill of $28.4 million.

There are currently no other arrangements, understandings or agreements regarding any such additional acquisition or expansion.

Market Area and Competition

The Bank has been, and intends to continue to be, a community-oriented financial institution providing financial services and loans for housing within its market areas. The Bank maintains its headquarters in the Williamsburgh section of the borough of Brooklyn. Currently, seventeen additional offices are located in the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County. The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches. The Bank's primary lending area is larger, and includes much of New York City, Nassau County and northeastern New Jersey. Most of the Bank's mortgage loans are secured by properties located in its primary lending area.

The New York City banking environment is extremely competitive. The Bank gathers deposits and originates mortgage loans in direct competition with commercial banks, savings banks, insurance companies, brokerage firms, and mutual funds, many among the largest in the nation.

The Bank's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies and insurance companies. The Bank has faced ongoing competition for the origination of multi-family loans, which comprised 80.9% of the Bank's loan portfolio at June 30, 2001. Management anticipates that competition for both multi-family and one-to four-family loans will continue to increase in the future. Thus, we cannot assure you that the Bank will be able to maintain its current level of such loans.

Over the last decade, consolidation in the financial services industry, coupled with the emergence of internet banking, has dramatically altered the deposit gathering landscape. The number of banks and thrifts and, to a much lesser extent, the number of branches serving the New York market has declined even as total banking deposits have increased. Additionally, during periods of strong performance in the U.S. equity markets, the Bank faces competition for deposit monies as more depositors invest in the stock markets and mutual funds. Competition may also increase as a result of the lifting of restrictions on the overall operations of financial institutions, which may permit additional firms to compete for deposits.

Facing increasingly efficient and larger competitors, the Bank's strategy to attract depositors and originate loans has focused on delivering technology-enhanced, customer-friendly banking services while controlling its operating expenses.

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

All of this competition takes place within an economic and financial framework that is largely beyond the control of the financial institutions. The interest rates paid to depositors and charged to borrowers, while affected by marketplace competition, is mostly a function of broader-based macro-economic and financial factors, including the significant effects of global trade and international financial markets. Within this environment, United States' economic strength has resulted in federal budget surpluses in each of the last three fiscal years, enabling part of the national debt to be retired. Were federal budget surpluses and accelerated national debt repayment to continue, the United States should experience a general long-term decline in interest rates. The Federal Reserve's monetary actions, most directly affecting short-term interest rates, also greatly influence the interest rates paid and charged by financial institutions.

The Bank's success is also impacted by the overall health of the economy, especially the local economy. As home to many national companies in the financial and business services, and telecommunications industries, the New York economy is particularly sensitive to the economic health of the United States. Of late, both the national and local economies have begun to falter. But the larger and longer-term picture shows vitality in both the local and national economies. In the last five years, the national and local economies have performed strongly, contributing to near-historic lows in unemployment, strong wage and income gains, and moderate-to-low inflation. The present strength of the economy is greatly reflected in the financial and overall well being of the New York-area populace. New York has experienced higher income and employment levels, higher commercial and hotel occupancy rates, lower residential vacancy rates, higher property values, and lower crime. The Bank has thrived in this attractive yet highly competitive business climate, and expects to continue to do so in the future.

Lending Activities

Loan Portfolio Composition. The Bank's loan portfolio consists primarily of mortgage loans secured by multi-family apartment buildings (including loans underlying apartment buildings organized under cooperative form of ownership, "underlying cooperatives"), conventional first mortgage loans secured primarily by one- to four-family residences, including condominiums and cooperative apartment share loans, and non-residential (commercial) property loans. At June 30, 2001, the Bank's loan portfolio totaled $1.96 billion. Within the loan portfolio, $1.59 billion or 80.9% were multi-family loans, $209.4 million or 10.7% were loans to finance the purchase of one-to four-family properties and cooperative apartment share loans, $152.1 million or 7.8% were loans to finance the purchase of commercial properties, primarily small shopping centers, warehouses and nursing homes, and $6.5 million or 0.3% were loans to finance multi-family and residential properties with either full or partial credit guarantees provided by either the Federal Housing Administration (''FHA'') or the Veterans' Administration (''VA''). Of the total mortgage loan portfolio outstanding at that date, 29.5% were fixed-rate loans and 70.5% were adjustable-rate loans (''ARMs''), the majority of which are multi-family and non-residential property loans that reprice no longer than 7 years from their origination date, and carry a total amortization period of no longer than 25 years. At June 30, 2001, the Bank's loan portfolio also included $1.6 million in passbook loans, $3.2 million in home improvement loans, and $2.6 million in other consumer loans.

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
					At June 30,
	2001	Percent of Total	2000	Percent of Total	1999(1)	Percent of Total	1998	Percent of Total	1997	Percent of Total
(Dollars in thousands)
Mortgage loans:
One-to four-family	$186,463	9.51%	$212,238	12.32%	$246,075	17.75%	$125,704	13.18%	$140,798	18.68%
Multi-family and underlying cooperative	1,585,916	80.86	1,349,854	78.33	1,000,859	72.20	717,638	75.26	498,536	66.15
Non-residential	152,118	7.76	118,576	6.88	88,837	6.41	50,062	5.25	43,180	5.73
FHA/VA insured	6,450	0.33	7,536	0.44	9,699	0.70	11,934	1.25	14,153	1.88
Cooperative apartment	22,936	1.17	27,465	1.59	32,893	2.37	42,553	4.46	50,931	6.76
Total mortgage loans	1,953,883	99.63	1,715,669	99.56	1,378,363	99.43	947,891	99.40	747,598	99.20
Other loans:
Student loans	827	0.04	990	0.05	794	0.06	677	0.07	1,005	0.13
Passbook savings (secured by savings and time deposits)	1,589	0.08	1,900	0.11	2,271	0.16	2,367	0.25	2,801	0.37
Home improvement loans	3,188	0.16	3,410	0.20	3,666	0.27	1,753	0.18	1,243	0.16
Consumer installment and other	1,729	0.09	1,348	0.08	1,100	0.08	919	0.10	1,027	0.14
Total other loans	7,333	0.37	7,648	0.44	7,831	0.57	5,716	0.60	6,076	0.80
Gross loans	1,961,216	100.00%	1,723,317	100.00%	1,386,194	100.00%	953,607	100.00%	753,674	100.00%
Less:
Unearned discounts and net deferred loan fees	855		2,017		2,853		3,486		3,090
Allowance for loan losses	15,459		14,785		15,081		12,075		10,726
Loans, net	$1,944,902		$1,706,515		$1,368,260		$938,046		$739,858
Loans serviced for others:
One-to-four family and cooperative apartment	$42,175		$47,909		$53,564		$55,802		$60,242
Multi-family and underlying cooperative	63		281		293		2,817		9,406
Total loans serviced for others	$42,238		$48,190		$53,857		$58,619		$69,648

  Includes acquisition of $192.3 million loans from FIBC on January 21, 1999, which were comprised primarily of one-to four-family loans.

Loan Originations, Purchases, Sales and Servicing. The Bank originates both ARMs and fixed-rate loans, which activity is dependent upon customer demand and market rates of interest, and generally does not purchase whole mortgage loans or loan participations. Generally, the Bank sells its newly originated one-to four-family fixed-rate mortgage loans in the secondary market to the Federal National Mortgage Association (''Fannie Mae''), the Federal Home Loan Mortgage Corporation (''Freddie Mac''), the and the State of New York Mortgage Agency (''SONYMA''). ARMs including adjustable-rate one-to four-family and multi-family loans and fixed-rate multi-family and non-residential mortgage loans with maturities up to 15 years are retained for the Bank's portfolio. For the fiscal year ended June 30, 2001 origination of ARMs totaled $316.6 million, or 77.8% of all loan originations. Originations of fixed-rate mortgage loans totaled $90.3 million, most of which were multi-family and non-residential real estate loans. Sales of fixed-rate one-to four-family mortgage and student loans totaled $1.8 million. The Bank generally sells all fixed-rate loans without recourse and retains the servicing rights. As of June 30, 2001, the Bank was servicing $42.2 million of loans for non-related institutions. The Bank generally receives a loan servicing fee equal to 0.25% of the outstanding principal balance for servicing loans sold. At June 30, 2001, we had mortgage servicing rights receivable of $115,000 recorded.

The following table sets forth the Bank's loan originations, loan sales and principal repayments for the periods indicated.
For the Years Ended June 30,
	2001	2000	1999
(Dollars in Thousands)
Loans (gross):
At beginning of period	$1,723,317	$1,386,194	$953,607
Mortgage loans originated:
One-to four-family	3,685	3,165	16,657
Multi-family and underlying cooperative	355,804	453,682	424,276
Non-residential	37,591	28,824	28,253
Cooperative apartment	1,245	744	2,187
Construction	-	24	130
Total mortgage loans originated	398,325	486,439	471,503
Other loans originated	8,585	8,937	6,567
Total loans originated	406,910	495,376	478,070
Loans acquired (1)	-	-	192,318
Less:
Principal repayments	166,948	156,306	230,482
Loans sold (2)	1,835	1,518	6,977
Mortgage loans transferred to Other Real Estate Owned	228	429	342
Unpaid principal balance at end of period	$1,961,216	$1,723,317	$1,386,194
  Comprised primarily of one-to four-family mortgage loans received in the FIBC Acquisition.
  Includes fixed-rate mortgage loans and student loans.

Loan Maturity and Repricing. The following table shows the earlier of maturity or repricing period of the Bank's loan portfolio at June 30, 2001. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on the Bank's loan portfolio totaled $166.9 million for the year ended June 30, 2001.

	At June 30, 2001
	Mortgage Loans
	One-to-Four- Family	Multi-family and Underlying Cooperative	Non-Residential	FHA/VA Insured	Cooperative Apartment	Other Loans	Total Loans
(Dollars In Thousands)
Amount due:
One year or less	$30,430	$59,679	$10,427	$9	$14,948	$6,801	$122,294
After one year:
One to three years	15,624	129,418	22,945	14	5,506	532	174,039
More than three years to five years	9,820	573,703	50,683	1,343	62	-	635,611
More than five years to ten years	33,262	756,177	58,002	-	94	-	847,535
More than ten years to twenty years	47,880	66,939	10,061	5,084	2,326	-	132,290
Over twenty years	49,447	-	-	-	-	-	49,447
Total due or repricing after one year	156,033	1,526,237	141,691	6,441	7,988	532	1,838,922
Total amounts due or repricing, gross	$186,463	$1,585,916	$152,118	$6,450	$22,936	$7,333	$1,961,216

The following table sets forth the outstanding principal balance in each loan category at June 30, 2001 that are due to mature or reprice after June 30, 2002, and whether such loans have fixed or adjustable-interest rates.

	Due after June 30, 2002
	Fixed	Adjustable	Total
(Dollars in Thousands)
Mortgage loans:
One-to-four family	$129,926	$26,107	$156,033
Multi-family and underlying cooperative	395,627	1,130,610	1,526,237
Non-residential	39,446	102,245	141,691
FHA/VA insured	6,441	-	6,441
Cooperative apartment	2,435	5,553	7,988
Other loans	-	532	532
Total loans	$573,875	$1,265,047	$1,838,922

Multi-family and Non-residential Lending. The Bank originates adjustable-rate and fixed-rate multi-family (five or more units) and non-residential loans which are secured primarily by apartment buildings, underlying cooperatives, mixed-use (residential combined with commercial) and other non-residential properties, generally located in the Bank's primary lending area. The main competitors for loans in this market tend to be other small- to medium-sized local savings institutions. Multi-family and non-residential loans in the Bank's portfolio generally range in amount from $100,000 to $4.0 million, and have an average loan size of approximately $860,000. Multi-family loans in this range generally have between 5 and 100 apartments per building. The Bank had a total of $1.44 billion of multi-family loans in its portfolio on buildings with under 100 units as of June 30, 2001. Mostly as a result of rent control and rent stabilization, the associated rent rolls for buildings of this type indicate a rent range that would be considered affordable for low- to moderate-income households. In addition, at June 30, 2001, the Bank had a total of $202.3 million in loans secured by mortgages on underlying cooperative apartment buildings.

The Bank originated multi-family loans totaling $355.8 million during the fiscal year ended June 30, 2001, versus $453.7 million during the year ended June 30, 2000. At June 30, 2001, the Bank had $84.2 million of commitments outstanding to originate mortgage loans, which included $20.0 million of commitments to refinance existing mortgage loans. This compares to $57.5 million of commitments outstanding at June 30, 2000, as recent declines in interest rates have significantly increased multi-family loan origination and refinance activities. All the mortgage commitments outstanding at June 30, 2001 were issued to borrowers within the Bank's service area, $63.0 million of which will be secured by multi-family and underlying cooperative apartment buildings or non-residential real estate properties.

As part of the underwriting process for multi-family and non-residential loans, the Bank considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar properties, the market value of the property and the Bank's lending experience with the borrower. The typical adjustable-rate multi-family and non-residential loan carries a maturity of 10 years, and an amortization period of no longer than 25 years. These loans have a fixed interest rate that adjusts once after the fifth year indexed to the 5-year FHLBNY advance rate, but may not adjust below the initial interest rate of the loan. Prepayment penalties are assessed throughout the life of the loans. The Bank also offers fixed-rate, self-amortizing, multi-family and non-residential loans with maturities of up to 15 years.

At June 30, 2001, the Bank had multi-family and underlying cooperative loans totaling $1.59 billion in its portfolio, comprising 80.9% of the gross loan portfolio. The underwriting standards for new loans generally require (1) a maximum loan-to-value ratio of 75% based on an appraisal performed by an independent, state-certified appraiser and (2) sufficient cash flow from the underlying property to adequately service the debt, represented by a debt service ratio not below 1.15x. Of the Bank's multi-family loans, $1.38 billion, or 87.2%, were secured by apartment buildings and $202.3 million, or 12.8%, were secured by underlying cooperatives at June 30, 2001. Multi-family loans are generally viewed as exposing the Bank to a greater risk of loss than one- to four-family residential loans and typically involve higher loan principal amounts. At June 30, 2001, the Bank had 159 multi-family and non-residential loans with principal balances greater than $2.0 million, totaling $534.7 million. These loans, while underwritten to the same standards as all other multi-family and non-residential loans, tend to expose the Bank to a higher degree of risk due to the potential impact of losses from any one loan relative to the size of the Bank's capital position. As of June 30, 2001, one of these loans is currently operating under a restructuring agreement whereby interest payments, while currently being accrued, are deferred until April 2002. Otherwise, none of these loans were in arrears or in the process of foreclosure. See ''- Asset Quality.''

Repayment of multi-family loans is dependent, in large part, on sufficient cash flow from the property to cover operating expenses and debt service. Economic events and government regulations, such as rent control and rent stabilization laws, which are outside the control of the borrower or the Bank, could impair the value of the security for the loan or the future cash flow of such properties. As a result, rental income might not rise sufficiently over time to meet increases in the loan rate at repricing, or increases in overhead expenses (i.e., utilities, taxes). During the last five fiscal years, the Bank's charge-offs related to its multi-family loan portfolio totaled $1.1 million. As of June 30, 2001, the Bank had $1.1 million of non-performing multi-family loans. See "- Asset Quality and - Allowance for Loan Losses" for discussions of the Bank's underwriting procedures utilized in originating multi-family loans.

The Bank's loan portfolio also includes $152.1 million in non-residential real estate mortgage loans that represented 7.8% of gross loans at June 30, 2001. This portfolio is comprised of commercial and industrial properties, such as office buildings, nursing homes and shopping centers. The Bank utilizes, where appropriate, rent or lease income, business receipts, the borrowers' credit history and business experience, and comparable appraisal values when underwriting non-residential applications. As of June 30, 2001, there were no non-performing non-residential loans in the Bank's portfolio. Like multi-family loans, the repayment of non-residential real estate mortgage loans is dependent, in large part, upon sufficient cash flows from the property to cover operating expenses and debt service. For this reason, non-residential real estate mortgage loans are considered to include greater risk than one to four-family residential loans.

The Bank's three largest loans at June 30, 2001, are a $12.7 million loan originated in April 2001 that is secured by a first mortgage on an apartment complex located in Glen Oaks, New York and consists of 26 two-story apartments; an $8.6 million loan secured by a first mortgage on a 276 unit apartment building located in midtown Manhattan originated in May, 1997, and an $8.2 million first mortgage loan, originated in June, 1997, secured by a 631 unit apartment building located in the Forest Hills section of Queens. As of June 30, 2001, all of these loans were performing in accordance with their terms. See "-Regulation of Federal Savings Associations - Loans to One Borrower." While the loans are current, their large loan balances subject the Bank to greater potential losses in the event of non-compliance by the borrower.

The Bank also currently services a total of $63,000 in multi-family loans for various private investors. These loans were sold in the late 1980s, without recourse.

One-to Four-Family Mortgage and Cooperative Apartment Lending. The Bank offers residential first mortgage loans secured primarily by owner-occupied, one-to four-family residences, including condominiums, and cooperative apartment share loans. Lending is primarily confined to an area covered by a 50-mile radius from the Bank's Main Office in Brooklyn. The Bank offers conforming and non-conforming fixed-rate mortgage loans and adjustable-rate mortgage loans with maturities of up to 30 years and a maximum loan amount of $500,000. The Bank's residential mortgage loan originations are generally obtained from existing or past loan customers, depositors of the Bank, members of the local community and referrals from attorneys, realtors and independent mortgage brokers who refer members of the communities located in the Bank's primary lending area. The Bank is a participating seller/servicer with several government-sponsored mortgage agencies: Fannie Mae, Freddie Mac, and SONYMA, and generally underwrites its one-to four-family residential mortgage loans to conform with standards required by these agencies. Although the collateral for cooperative apartment loans is comprised of shares in a cooperative corporation (a corporation whose primary asset is the underlying real estate), cooperative apartment loans generally are treated as one-to four-family loans. The Bank's portfolio of cooperative apartment loans is $22.9 million, or 1.2% of total loans as of June 30, 2001. The market for cooperative apartment loan financing has improved over the past six years with the support of certain government agencies, particularly SONYMA and Fannie Mae, who are insuring and purchasing, respectively, cooperative apartment share loans in qualifying buildings. The Bank adheres to underwriting guidelines established by SONYMA and Fannie Mae for all fixed-rate cooperative apartment loans which are originated for sale. Adjustable-rate cooperative apartment loans continue to be originated both for portfolio and for sale.

At June 30, 2001, $209.4 million, or 10.7%, of the Bank's loans consisted of one-to four-family and cooperative apartment mortgage loans. ARMs represented 33.7% of total one-to four-family and cooperative apartment loans, while fixed-rate mortgages comprised 66.3% of the total. The majority of these loans were obtained through the acquisitions of Conestoga and FIBC. The Bank, which is not an aggressive one-to four-family mortgage lender, currently offers one-to four-family and cooperative apartment ARMs secured by residential properties with rates that adjust every one or three years. One-to four-family ARMs are offered with terms of up to 30 years. The interest rate at repricing on the one-to four-family ARMs that the Bank currently offers fluctuates based upon a spread above the average yield on United States Treasury securities, adjusted to a constant maturity which corresponds to the adjustment period of the loan (the ''U.S. Treasury constant maturity index'') as published weekly by the Federal Reserve Board. Additionally, one and three-year one-to four-family ARMs are generally subject to limitations on interest rate increases of 2% and 3%, respectively, per adjustment period, and an aggregate adjustment of 6% over the life of the loan.

The volume and types of ARMs originated by the Bank have been affected by such market factors as the level of interest rates, competition, consumer preferences and availability of funds, as well as the Bank's interest in such lending. During the year ended June 30 2001, the Bank did not aggressively pursue ARM one- to four-family loans, and originated only $3.1 million of one-to four-family and cooperative apartment mortgage ARMs. Accordingly, although the Bank will continue to offer one-to four-family ARMs, there can be no assurance that in the future the Bank will be able to originate or will desire to originate a sufficient volume of one-to four- family ARMs to increase or maintain the proportion that these loans bear to total loans.

The Bank currently offers fixed-rate mortgage loans with terms of 10 to 30 years secured by one-to four-family residences and cooperative apartments. Interest rates charged on fixed-rate loans are based upon market conditions. The Bank generally originates fixed-rate loans for sale in amounts up to the maximum allowed by Fannie Mae, Freddie Mac and SONYMA, with private mortgage insurance required for loans with loan-to-value ratios in excess of 80%. For the year ended June 30, 2001, the Bank originated $1.8 million of fixed-rate, one-to four-family residential mortgage and cooperative apartment loans.

The Bank generally sells its newly originated conforming fixed-rate mortgage loans either to its wholly-owned subsidiary, DSBW Residential Preferred Funding, or in the secondary market to federal and state agencies such as Fannie Mae, Freddie Mac and SONYMA, and its non-conforming fixed-rate mortgage loans to various private sector secondary market purchasers. With few exceptions, such as SONYMA, the Bank retains the servicing rights on all such loans sold. For the year ended June 30, 2001, the Bank sold mortgage loans totaling $1.8 million to non-affiliates. As of June 30, 2001, the Bank's portfolio of one-to four-family fixed-rate mortgage loans serviced for others totaled $42.2 million.

Originated mortgage loans in the Bank's one-to four-family portfolio generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent. It is the Bank's policy to enforce due-on-sale provisions within the applicable regulations and guidelines imposed by New York law and secondary market purchasers.

Other Lending. The Bank also originates other loans, primarily home improvement, student and passbook loans. Total other loans outstanding at June 30, 2001, amounted to $7.3 million, or 0.37%, of the Bank's loan portfolio. Passbook loans, totaling $1.6 million, and home improvement loans, totaling $3.2 million, comprise the majority of the Bank's other loan portfolio.

Home equity loans currently are originated to a maximum of $250,000. When combined with the balance of the first mortgage lien, the home equity loan may not exceed 75% of the appraised value of the property at the time of the loan commitment. The Bank's home equity loans outstanding at June 30, 2001, totaled $10.0 million against total available credit lines of $18.4 million. Home equity loans are classified according to the underlying property type securing the loan. During the fiscal years ended June 30, 1998 and 1999, the Bank offered home-equity line promotions to selected mortgage customers, which resulted in the increase in credit lines from $1.2 million at June 30, 1997 to $10.0 million at June 30, 2001. Of the $10.0 million outstanding at June 30, 2001, $5.7 million are secured by one-to four-family properties, $2.0 million are secured by multi-family properties, and $2.3 million are secured by non-residential properties.

Loan Approval Authority and Underwriting. The Board of Directors establishes lending authorities for individual officers as to its various types of loan products. For multi-family and one- to four-family mortgage loans, including cooperative apartment and condominium loans, the Loan Operating Committee, which is comprised of the Chief Executive Officer, President, and Executive Vice President, and the heads of both the residential loan and multi-family loan origination departments, has the authority to approve loans in amounts up to $3.0 million. Any loan in excess of $3.0 million, however, must be approved by the Board of Directors. All loans in excess of $500,000 are presented to the Board of Directors for their review prior to origination. In addition, regulatory restrictions imposed on the Bank's lending activities limit the amount of credit that can be extended to any one borrower to 15% of total capital. See ''- Regulation - Regulation of Federal Savings Associations - Loans to One Borrower.''

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

Asset Quality

Our real estate loan servicing policies and procedures require that we initiate contact with a delinquent borrower as soon as possible after a payment is ten days late in the case of a multi-family or non-residential real estate loan or fifteen days late in the event of a one-to four-family, cooperative apartment or consumer loan. The policy calls for an automated late notice to be sent as the initial form of contact regarding the delinquency. If payment has not been received within 30 days of the due date, a letter is sent to the borrower. Thereafter, periodic letters and phone calls are placed to the borrower until payment is received. In addition, our policy calls for the cessation of interest accruals on loans delinquent 90 days or more. When contact is made with the borrower at any time prior to foreclosure, we will attempt to obtain the full payment due, or work out a repayment schedule with the borrower to avoid foreclosure. Generally, we initiate foreclosure proceedings when a loan is 90 days past due. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real estate property securing the loan is generally either sold at foreclosure or as soon thereafter as practicable.

Management reviews delinquent loans on a periodic basis and reports monthly to the Board of Directors regarding the status of all delinquent and non-accrual loans in our portfolio. We retain outside counsel experienced in foreclosure and bankruptcy procedures to institute foreclosure and other actions on our delinquent loans. As soon as practicable after initiating foreclosure proceedings on a loan, we prepare an estimate of the fair value of the underlying collateral. It is also our general policy to dispose of properties acquired through foreclosure or deeds in lieu thereof as quickly and as prudently as possible in consideration of market conditions, the physical condition of the property, and any other mitigating conditions.

Non-performing loans (loans past due 90 days or more as to principal or interest) totaled $3.1 million at June 30, 2001, compared to $4.4 million at June 30, 2000. The decline primarily reflects the repayment in full of one non-performing loan with an outstanding principal of $1.6 million during the period. We also had 34 loans totaling $1.6 million delinquent 60-89 days at June 30, 2001, as compared to 25 such delinquent loans totaling $754,000 at June 30, 2000. The majority of the number of non-performing loans and loans delinquent 60-89 are represented by FHA/VA mortgage and consumer loans, which possess small outstanding balances.

Under accounting principles generally accepted in the United States of America (referred to as "GAAP"), we are required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a debt constitutes a troubled-debt restructuring if we, for economic or legal reasons related to the borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider. We had one loan classified as a troubled-debt restructurings at June 30, 2001, totaling $2.9 million, compared to one such loan totaling $700,000 at June 30, 2000. During the year ended June 31, 2001, we added one non-residential real estate loan to troubled-debt restructurings. This loan was delinquent 60 days at September 30, 2000, and was brought current on all interest through October 2000, shortly after which time we entered into a payment restructuring agreement as a result of weaknesses in the short-term cash flows surrounding the underlying collateral. Under the terms of this restructuring agreement, repayments of all principal and interest are scheduled to commence in April, 2002, and conclude at the stated maturity of the loan in July, 2003. In connection with this loan, we added a provision of $500,000 to our allowance for loan losses during the quarter ended December 31, 2000. This loan is also deemed impaired in accordance with SFAS 114 at June 30, 2001.

During the fiscal year ended June 30, 2001, one troubled-debt restructuring with an outstanding principal balance of $700,000 was paid in full. Prior to its repayment, this troubled-debt restructuring loan was on accrual status and performed in accordance with its restructuring terms. The current regulations of the Office of Thrift Supervision require that troubled-debt restructurings remain classified as such until either the loan is repaid or returns to its original terms.

SFAS 114 provides guidelines for determining and measuring impairment in loans. For each loan that we determine to be impaired, impairment is measured by the amount the carrying balance of the loan, including all accrued interest, exceeds the estimate of fair value. A specific reserve is established on all impaired loans to the extent of impairment and comprises a portion of our allowance for loan losses. Generally, we consider non-performing loans to be impaired loans. The recorded investment in loans deemed impaired was approximately $4.1 million as of June 30, 2001, consisting of four loans, compared with $2.6 million at June 30, 2000, consisting of three loans. The average balance of impaired loans was $3.7 million during the year ended June 30, 2001 compared to $1.5 million during the year ended June 30, 2000. The increase in both the current and average balance of impaired loans resulted primarily from the addition of a $2.9 million troubled-debt restructured loan to impaired status during the year ended June 30, 2001. This was partially offset by the removal from impairment of the $1.6 million non-performing loan that was paid in full during the year ended June 30, 2001. At June 30, 2001, reserves totaling $775,000 have been allocated within the allowance for loan losses for impaired loans. At June 30, 2001, impaired loans exceeded non-performing loans by $1.0 million. This difference is comprised of the previously noted $2.9 million troubled-debt restructuring loan, which, while not included in non-performing loans at June 30, 2001, is deemed impaired, and which is partially offset by $1.9 million of one-to four-family, cooperative apartment and consumer loans, which, while on non-accrual status, are not deemed impaired. This $1.9 million in one- to four-family, cooperative apartment, and consumer loans are not deemed impaired since they have outstanding balances less than $227,000, and are considered a homogeneous loan pool that are not required to be evaluated for impairment.

The following table sets forth information regarding our non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated.

At Year Ended June 30,	2001	2000	1999	1998	1997
(Dollars in Thousands)
Non-performing loans
One-to-four family	$1,572	$1,769	$1,577	$471	$1,123
Multi-family and underlying cooperative	1,131	2,591	1,248	236	1,613
Cooperative apartment	200	54	133	133	415
Other	155	7	43	44	39
Total non-performing loans	3,058	4,421	3,001	884	3,190
Other Real Estate Owned	370	381	866	825	1,697
Total non-performing assets	$3,428	$4,802	$3,867	$1,709	$4,887
Troubled-debt restructurings	$2,924	$700	$1,290	$3,971	$4,671
Total non-performing assets and troubled-debt restructurings	$6,352	$5,502	$5,157	$5,680	$9,558
Impaired loans	$4,054	$2,591	$1,563	$3,136	$4,294
Ratios:
Total non-performing loans to total loans	0.16%	0.26%	0.22%	0.09%	0.43%
Total non-performing loans and troubled-debt restructurings to total loans	0.30	0.30	0.31	0.51	1.04
Total non-performing assets to total assets	0.13	0.19	0.17	0.11	0.37
Total non-performing assets and troubled- debt restructurings to total assets	0.23	0.22	0.23	0.35	0.73

Other Real Estate Owned ("OREO"). Property acquired by the Bank as a result of a foreclosure on a mortgage loan is classified as OREO and is recorded at the lower of the recorded investment in the related loan or the fair value of the property at the date of acquisition, with any resulting write down charged to the allowance for loan losses. The Bank obtains an appraisal on an OREO property as soon as practicable after it takes possession of the real property. The Bank will generally reassess the value of OREO at least annually thereafter. The balance of other real estate owned ("OREO") was $370,000, consisting of 5 properties, at June 30, 2001 compared to $381,000, consisting of 7 properties, at June 30, 2000. During the year ended June 30, 2001, two properties with an aggregate recorded balance of $228,000 were transferred into OREO, and were offset by the sale of four properties with aggregate recorded balances of $264,000 during this period.

Classified Assets. The Bank's Loan Loss Reserve Committee meets every three months to review all problem loans in the portfolio to determine whether any loans require reclassification in accordance with applicable regulatory guidelines. Recommendations are reported by the Loan Loss Reserve Committee to the Board of Directors on a quarterly basis. The Loan Loss Reserve Committee, subject to Board approval, establishes policies relating to the internal classification of loans and believes that its classification policies are consistent with regulatory policies. All non-performing loans and OREO are considered to be classified assets. In addition, the Bank maintains a "watch list" comprised of 32 loans totaling $5.5 million at June 30, 2001 which, while performing, are characterized by weaknesses which require special attention from management and are considered to be potential problem loans. All loans on the watch list are considered to be classified assets or are otherwise categorized as "Special Mention" as discussed below. As a result of its bi-monthly review of the loan portfolio, the Loan Loss Reserve Committee may decide to reclassify one or more of the loans on the watch list.

Federal regulations and Bank policy require that loans and other assets considered to be of lesser quality be classified as ''Substandard,'' ''Doubtful'' or ''Loss'' assets. An asset is considered ''Substandard'' if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. ''Substandard'' assets have a well-defined weakness or weaknesses and are characterized by the distinct possibility that the Bank will sustain ''some loss'' if deficiencies are not corrected. Assets classified as ''Doubtful'' have all of the weaknesses inherent in those classified ''Substandard'' with the added characteristic that the weaknesses present make ''collection or liquidation in full,'' on the basis of current existing facts, conditions, and values, ''highly questionable and improbable.'' Assets classified as ''Loss'' are those considered ''uncollectible'' and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses that deserve management's attention are designated ''Special Mention'' by management. At June 30, 2001 the Bank had 35 loans totaling $9.9 million designated Special Mention, compared to 12 loans totaling $2.1 million at June 30, 2000. During the fiscal year ended June 30, 2001, fifteen multi-family loans totaling $8.6 million were classified special mention due to varying concerns including, but not limited to, irregular payment history, concerns over the maintenance of the property serving as the underlying collateral.

At June 30, 2001, the Bank had $7.1 million of assets classified Substandard, consisting of 32 loans and 5 other real estate owned properties, and no assets classified as Doubtful or Loss. At June 30, 2000, the Bank had $7.3 million of assets classified Substandard, consisting of 39 loans and 7 other real estate owned properties.

The following table sets forth at June 30, 2001 the Bank's aggregate carrying value of the assets classified as Substandard, Doubtful or Loss or designated as Special Mention.
	Special Mention		Substandard		Doubtful		Loss
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
(Dollars in Thousands)
Mortgage Loans:
One-to-four family	7	$824	25	$2,317	-	$-	-	$-
Multi-family and underlying cooperative	15	8,622	5	4,225	-	-	-	-
Non-residential	1	67	-	-
Cooperative apartment	12	430	2	149	-	-	-	-
Total Mortgage Loans	35	9,943	32	6,691	-	-	-	-
Other Real Estate Owned:
One-to-four family	-	-	5	370	-	-	-	-
Total Other Real Estate Owned	-	-	5	370	-	-	-	-
Total	35	$9,943	37	$7,061	-	$-	-	$-

Allowance for Loan Losses

The Bank has established a Loan Loss Reserve Committee and has charged it with, among other things, specific responsibility for monitoring the adequacy of the loan loss reserve. The Loan Loss Reserve Committee's findings, along with recommendations for additional loan loss reserve provisions, if any, are reported directly to senior management of the Bank, and to the Board of Directors. The Allowance for Loan Losses is supplemented through a periodic provision for loan losses.

The loan loss methodology consists of several key components, including a review of the two components of the Bank's loan portfolio, classified loans (which include non-performing loans and impaired loans under SFAS 114) and performing loans are both performed in determining the level of loan loss reserves. Performing loans are reviewed based upon the premise that certain loans within the loan portfolio have incurred losses as of the balance sheet date that have not yet been identified. The evaluation process is thus based upon the Bank's historical loss experience.

Impaired loans are reviewed individually to determine if the liquidation value of the underlying collateral is sufficient to pay off the existing debt. Should the bank determine that an impaired loan is likely to result in a principal loss, a reserve is established for the amount of the estimated loss. Additionally, all other classified loans are reviewed and placed into one of four classifications. The particular classification assigned to any one loan, or proportion thereof, (Loss, Doubtful, Substandard or Special Mention) is based upon the estimated percentage of principal for which a loss is deemed possible, as determined by the Loan Loss Reserve Committee. The Bank will then increase its valuation allowance in an amount established by the Loan Loss Reserve Committee to appropriately reflect the anticipated loss from each loss classification category.

Specific reserves are established against loans classified as ''Loss.'' Rather than an estimation of potential loss, the establishment of a specific reserve represents the identification of an actual loss that will result in a charge-off. This loss amount will be set aside on the Bank's balance sheet as a specific reserve and will serve to reduce the carrying value of the associated loan. The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by various regulatory agencies who may require adjustments to general or specific loss allowances.

The Loan Loss Reserve Committee also evaluates the allowance for loan losses for adequacy based upon its evaluation of then existing economic and business conditions affecting key lending areas of the Bank and other conditions, such as the level of and trend in non-performing loans, the ratio of reserves to total performing loans, the level and composition of new loan activity, loan concentrations, specific industry conditions within portfolio segments, collateral values, and the effects of any changes in lending policies or underwriting standards. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, its valuation of OREO, and both the level of loans in foreclosure and pending foreclosure. Based on their judgments about information available to them at the time of their examination, the regulators may require the Bank to recognize adjustments to the allowance.

The Bank has maintained its allowance for loan losses at a level which management believes is appropriate to absorb losses inherent within the Bank's loan portfolio. The allowance for loan losses increased $674,000 from June 30, 2000 to June 30, 2001, as net charge-offs of $66,000 partially offset the provisions to the allowance of $740,000.

The following table sets forth activity in the Bank's allowance for loan losses at or for the dates indicated.

                                                                                                                             At or for the Year Ended June 30,
	2001	2000	1999	1998	1997
(Dollars in Thousands)
Total loans outstanding at end of period (1)	$1,960,361	$1,721,200	$1,383,341	$950,121	$750,584
Average total loans outstanding (1)	$1,819,336	$1,563,656	$1,164,982	$843,148	$648,357
Allowance for loan losses:
Balance at beginning of period	$14,785	$15,081	$12,075	$10,726	$7,812
Provision for loan losses	740	240	240	1,635	4,200
Charge-offs
One-to-four family	(13)	(500)	(10)	(165)	(104)
Multi-family and underlying cooperative	-	-	(98)	(49)	(985)
Non-residential	(6)	-	-	-	-
FHA/VA insured	-	-	-	-	-
Cooperative apartment	(14)	(24)	(62)	(112)	(276)
Other	(48)	(21)	(38)	(2)	(23)
Total charge-offs	(81)	(545)	(208)	(328)	(1,388)
Recoveries	15	9	7	42	102
Reserve acquired in purchase acquisition	-	-	2,967	-	-
Balance at end of period	$15,459	$14,785	$15,081	$12,075	$10,726
Allowance for loan losses to total loans at end of period	0.79%	0.86%	1.09%	1.27%	1.43%
Allowance for loan losses to total non- performing loans at end of period	505.53	334.43	502.53	1,365.95	336.24
Allowance for loan losses to total non- performing loans and troubled-debt restructurings at end of period	258.43	288.71	351.46	248.71	136.45
Ratio of net charge-offs to average loans outstanding during the period	- %	0.03%	0.03%	0.03%	0.20%

Allowance for losses on Other Real Estate Owned:
Balance at beginning of period	$45	$149	$164	$187	$114
Provision charged to operations	18	25	16	114	450
Charge-offs, net of recoveries	(43)	(129)	(31)	(137)	(377)
Balance at end of period	$20	$45	$149	$164	$187

_______________________________________

  Total loans represents loans, net, plus the allowance for loan losses. During the fiscal year ended June 30, 1999, the Bank acquired $192.3 million of loans from FIBC.

The following table sets forth the Bank's allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated.

                                                                                                                                    At June 30,
	2001		2000		1999		1998		1997
	Allowance Amount	Percent of Loan in Each Category to Total Loans(1)	Allowance Amount	Percent of Loan in Each Category to Total Loans(1)	Allowance Amount	Percent of Loan in Each Category to Total Loans(1)	Allowance Amount	Percent of Loan in Each Category to Total Loans(1)	Allowance Amount	Percent of Loan in Each Category to Total Loans(1)
(Dollars in Thousands)
Impaired loans	$775	0.21%	$130	0.15%	$62	0.11%	$23	0.33%	$122	0.58%
One-to-four family	3,005	9.48	3,176	12.23	4,112	17.86	669	13.32	820	19.04
Multi-family and underlying cooperative	10,190	80.98	10,000	78.65	9,652	72.63	10,160	75.90	7,398	66.83
Non-residential	1,214	7.78	1,095	6.92	699	6.45	445	5.32	862	5.84
Cooperative apartment	184	1.17	254	1.60	414	2.39	605	4.52	1,355	6.89
Other	91	0.38	130	0.45	142	0.56	173	0.61	169	0.82
Total	$15,459	100.00%	$14,785	100.00%	$15,081	100.00%	$12,075	100.00%	$10,726	100.00%
  Total loans represent gross loans less FHA and VA loans, which are government guaranteed loans.

Investment Activities

Investment Strategies of our Company - Our principal asset is our investment in the Bank's common stock, which amounted to $221.1 million at June 30, 2001. Our other investments at that date totaled $45.9 million. The largest component of these investments were Ginnie Mae adjustable rate mortgage-backed securities totaling $25.0 million, which have interest rate adjustments that are tied closely to short-term borrowings. The remaining $20.9 of investments are intended to provide future liquidity which may be utilized for general business activities, which may include, but are not limited to: (1) repurchases of Common Stock; (2) the repayment of interest on our $25.0 million subordinated note obligation; (3) subject to applicable limitations, the payment of dividends, and/or (4) investments in the equity securities of other financial institutions and other investments not permitted for federally-insured institutions. We cannot assure you that we will engage in any of these activities in the future.

As a result of this strategy, our investment policy at the holding company level calls for investments in relatively short-term, liquid securities similar to the securities defined in the securities investment policy of the Bank.

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

Investment strategies are implemented by the Asset and Liability Management Committee ("ALCO") comprised of the Chief Executive Officer, President, Executive Vice President and other senior management officers. The strategies take into account the overall composition of the Bank's balance sheet, including loans and deposits, and are intended to protect and enhance our earnings and market value. The strategies are reviewed monthly by the ALCO and reported regularly to the Board of Directors.

We did not engage in any hedging transactions utilizing derivative instruments (such as interest rate swaps and caps) during the fiscal year ended June 30, 2001, and did not have any such hedging transactions in place at June 30, 2001. In the future, we may, with Board approval, engage in hedging transactions utilizing derivative instruments.

Mortgage-Backed Securities. Mortgage-backed securities provide the portfolio with investments consisting of desirable repricing, cash flow and credit quality characteristics. Mortgage-backed securities generally yield less than the loans that underlie the securities because of the cost of payment guarantees and credit enhancements that reduce credit risk to the investor. While mortgage-backed securities backed by federally sponsored agencies carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that fluctuating interest rates, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities. However, mortgage-backed securities are more liquid than individual mortgage loans and may readily be used to collateralize our borrowings. Our investment in mortgage-backed securities totaled $438.6 million, or 16.1% of total assets at June 30, 2001. Approximately 30.6% of the mortgage-backed securities portfolio was comprised of securities backed by either the Governmental National Mortgage Association (''Ginnie Mae''), Freddie Mac or Fannie Mae. In addition to the superior credit quality provided by the agency backing, the mortgage-backed securities portfolio also provides us with important interest rate risk management features.

At June 30, 2001, we had $304.4 million in Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"), which comprise the largest component of our mortgage-backed securities. All of the securities are either U.S agency obligations or have been issued by highly reputable financial institutions. In addition, all of the non-agency backed obligations had been rated in the highest rating category by at least one nationally recognized rating agency at the time of purchase. Further, none of these securities have stripped principal and interest components and all occupy priority tranches within their respective issues. The majority of these securities have been purchased using funds from short-term borrowings as part of reverse repurchase transactions, in which these securities act as collateral for the borrowed funds. As of June 30, 2001, the fair value of these securities was approximately $3.0 million above their cost basis.

Our remaining mortgage-backed securities portfolio is comprised of a $99.8 million investment in adjustable rate Ginnie Mae, Freddie Mac and Fannie Mae pass-through securities which have an average term to next rate adjustment of less than one year, a $26.1 million investment in seasoned fixed-rate Ginnie Mae, Fannie Mae and Freddie Mac pass-through securities, with an estimated remaining life of less than three years, and an $8.1 million investment in mortgage-backed securities, which provide a return of principal and interest on a monthly basis, and have original maturities of between five to seven years, at which point the entire remaining principal balance is repaid (the ''balloon'' payment).

GAAP requires that investments in equity securities that have readily determinable fair values and all investments in debt securities be classified in one of the following three categories and accounted for accordingly: trading securities, securities available for sale, or securities held to maturity. We had no securities classified as trading securities during the year ended June 30, 2001, and do not intend to trade securities. Unrealized gains and losses on available for sale securities are excluded from earnings and are reported as a separate component of stockholders' equity referred to as accumulated other comprehensive income, net of deferred taxes. At June 30, 2001, we had $521.6 million of securities classified as available for sale which represented 19.2% of total assets at June 30, 2001. Given the size of the available for sale portfolio, future fluctuations in market values of these securities could result in fluctuations in our stockholders' equity.

The maturities on the Bank's fixed-rate mortgage-backed securities (balloon payment securities, seasoned Ginnie Maes, Fannie Maes and Freddie Macs) are relatively short as compared to the final maturities on its ARMs and CMO portfolios. Except for fixed rate mortgage backed securities acquired from Conestoga, which were generally classified as available for sale, we typically classify purchased fixed rate mortgage-backed securities as held-to-maturity, and carry the securities at amortized cost. The Company has the intent and ability to hold these securities to final maturity. We typically classify purchased ARMs and CMOs as available for sale, in recognition of the greater prepayment uncertainty associated with these securities, and carry these securities at fair market value.

The following table sets forth activity in our mortgage-backed securities portfolio for the periods indicated.

                                                                                       For the Year Ended June 30,
	2001	2000	1999
(Dollars In Thousands)
Amortized cost at beginning of period	$451,489	$530,306	$408,086
Purchases (Sales), net	81,520	247	263,644
Principal repayments	(99,896)	(78,874)	(179,434)
Premium amortization, net	(16)	(190)	230
Securities acquired in purchase of FIBC(1)	-	-	37,780
Amortized cost at end of period	$433,097	$451,489	$530,306

(1) Amount comprised of $13.8 million of Freddie Mac securities, $8.7 million of Fannie Mae securities and $15.3 of Ginnie Mae securities.

The following table sets forth the amortized cost and fair value of our securities at the dates indicated.

                                                                                                               At June 30,
	2001		2000		1999(1)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(Dollars in Thousands)
Mortgage-backed securities:
Ginnie Mae	$92,263	$94,107	$133,222	$132,477	$133,057	$133,337
Fannie Mae	19,862	20,269	15,558	15,427	25,317	25,355
Freddie Mac	19,560	19,798	14,929	14,853	22,994	23,093
CMOs and REMICs	301,412	304,439	287,780	279,867	348,938	344,254
Total mortgage-backed securities	433,097	438,613	451,489	442,624	530,306	526,039
Investment securities:
U.S. treasury and agency	35,705	35,996	67,686	65,788	87,475	86,553
Other	43,332	43,783	58,860	57,194	77,746	76,704
Total investment securities	79,037	79,779	126,546	122,982	165,221	163,257
Equity securities	13,970	15,397	14,948	15,490	14,162	15,142
Net unrealized (loss) gain (2)	7,484	-	(11,683)	-	(5,692)	-
Total securities, net	$533,588	$533,789	$581,300	$581,096	$703,997	$704,438
  Includes $13.8 million of Freddie Mac securities, $8.7 million of Fannie Mae securities, $15.3 million in Ginnie Mae securities, $37.2 million in agency obligations, and $6.6 million in equity securities acquired from FIBC.
  The net unrealized (loss) gain at June 30, 2001, 2000 and 1999 relates to available for sale securities in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Investments in Debt and Equity Securities" ("SFAS 115"). The net unrealized gain (loss) is presented in order to reconcile the ''Amortized Cost'' of our securities portfolio to the recorded value reflected in the Consolidated Statements of Condition.

Corporate Debt Obligations. We invest in the short-term investment-grade debt obligations of various corporations. Corporate debt obligations generally carry both a higher rate of return and a higher degree of credit risk than U.S. Treasury securities with comparable maturities. In addition, corporate securities are generally less liquid than comparable U.S. Treasury securities. In recognition of the additional risks associated with investing in these securities, our investment policy limits new investments in corporate obligations to those companies which are rated single ''A'' or better by one of the nationally recognized rating agencies, and limits investments in any one corporate entity to the lesser of 1% of total assets or 15% of our equity. At June 30, 2001, our portfolio of corporate debt obligations totaled $40.8 million, or 1.51% of total assets.

The following table sets forth the amortized cost and fair value of our securities, by accounting classification and by type of security, at the dates indicated.

                                                                                                        At June 30,
	2001		2000		1999(1)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(Dollars in Thousands)
Held-to-Maturity:
Mortgage-backed securities (2)	$8,160	$8,326	$13,329	$13,263	$22,820	$23,192
Investment securities (3)	3,784	3,819	17,489	17,351	31,698	31,768
Total Held-to Maturity	$11,944	$12,145	$30,818	$30,614	$54,518	$54,960

Available-for-Sale:
Mortgage-backed securities:
Pass through securities	$123,525	$125,848	$150,380	$149,494	$158,548	$158,593
CMOs and REMICs	301,412	304,439	287,780	279,867	348,938	344,254
Total mortgage-backed securities available for sale	424,937	430,287	438,160	429,361	507,486	502,847
Investment securities (3)	75,253	75,960	109,057	105,631	133,523	131,489
Equity securities	13,970	15,397	14,948	15,490	14,162	15,142
Net unrealized (loss) gain (4)	7,484	-	(11,683)	-	(5,692)	-
Total Available-for-Sale	$521,644	$521,644	$550,482	$550,482	$649,479	$649,478
Total securities, net	$533,588	$533,789	$581,300	$581,096	$703,997	$704,438

  Includes $37.8 million of mortgage-backed pass-through securities, $37.2 million in investment securities and $6.6 million in equity securiies acquired from FIBC, all of which were classified as available for sale.

  Mortgage-backed securities include both pass-through securities and investments in CMOs and REMICs.

  Includes corporate debt obligations.

  The net unrealized (loss) gain at June 30, 2001, 2000 and 1999 relates to available for sale securities in accordance with SFAS No. 115. The net unrealized gain (loss) is presented in order to reconcile the ''Amortized Cost'' of our securities portfolio to the recorded value reflected in the Consolidated Statements of Condition.

The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of our securities at June 30, 2001, by remaining period to contractual maturity. With respect to mortgage-backed securities, the entire amount is reflected in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments. Other than obligations of federal agencies and GSEs, we have no investments in securities issued by any one entity in excess of 10% of stockholders' equity at June 30, 2001.

                                                                                                                      At June 30, 2001
	Held to Maturity			Available for Sale
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
(Dollars in Thousands)
Mortgage-backed securities:
Due within 1 year	$1,823	$1,829	6.93%	$782	$785	6.91%
Due after 1 year but within 5 years	4,265	4,350	7.24	1,762	1,790	6.83
Due after 5 years but within 10 years	2,072	2,147	7.96	6,803	6,866	6.43
Due after ten years	-	-	-	415,590	420,846	6.44
Total	8,160	8,326	7.35	424,937	430,287	6.44

U.S. Treasury and Agency:
Due within 1 year	2,000	2,011	6.13	-	-	-
Due after 1 year but within 5 years	-	-	-	33,706	33,987	5.72
Due after 5 years but within 10 years	-	-	-	-	-	-
Due after ten years	-	-	-	-	-	-
Total	2,000	2,011	6.13	33,706	33,987	5.72

Corporate and Other
Due within 1 year	649	658	6.08	7,047	7,131	6.81
Due after 1 year but within 5 years	155	163	5.75	34,501	34,842	6.10
Due after 5 years but within 10 years	980	987	7.37	-	-	-
Due after ten years	-	-	-	-	-	-
Total	1,784	1,808	6.76	41,548	41,973	6.22

Equity Securities
Due within 1 year	-	-	-	6,378	8,385	-
Due after 1 year but within 5 years	-	-	-	-	-	-
Due after 5 years but within 10 years	-	-	-	-	-	-
Due after ten years	-	-	-	7,591	7,012	-
Total	-	-	-	13,969	15,397	-

Total:
Due within 1 year	4,472	4,498	6.44	14,207	16,301	6.82
Due after 1 year but within 5 years	4,420	4,513	7.19	69,969	70,619	5.94
Due after 5 years but within 10 years	3,052	3,134	7.77	6,803	6,866	6.43
Due after ten years	-	-	-	423,181	427,858	6.44

Total	$11,944	$12,145	7.06%	$514,160	$521,644	6.38%

Sources of Funds

General. The Bank's primary sources of funding for its lending and investment activities include: deposits, repayments of loans and mortgage-backed securities, investment security maturities and redemptions, and short- to medium-term borrowings from the FHLBNY, which include both advances and repurchase agreements treated as financings. In addition, we acquired $25.0 million of funding through the issuance of subordinated notes in April 2000, with a stated coupon of 9.25% and a maturity of May 1, 2010. The Bank is also active in the secondary mortgage market, selling substantially all of its new long-term, fixed-rate residential mortgage product to either Fannie Mae, Freddie Mac, or SONYMA.

Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank presently offers savings accounts, money market accounts, checking accounts, NOW and Super NOW accounts, and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition from other financial institutions and investment products. Traditionally, the Bank has relied upon customer service, convenience and long-standing relationships with customers. The communities in which the Bank maintains branch offices have historically provided the Bank with nearly all of its deposits. At June 30, 2001, the Bank had deposit liabilities of $1.43 billion, up $209.3 million from June 30, 2000. Within total deposits, $104.0 million, or 7.3%, consisted of certificates of deposit with balances of $100,000 or greater. Individual Retirement Accounts (''IRA's'') totaled $112.3 million, or 7.9% of total deposits.

In June, 2000, the Bank's Board of Directors approved acceptance of brokered certificates of deposits up to an aggregate limit of $120.0 million. As of June 30, 2001, the Bank had accepted brokered certificates of deposit totaling $2.0 million. Brokered certificates of deposits are utilized by the Bank solely as a funding alternative to borrowings.

The following table presents the deposit activity of the Bank for the periods indicated.

                   For the Year Ended June 30,

	2001	2000	1999
(Dollars in Thousands)
Deposits	$2,620,203	$2,178,658	$1,686,616
Withdrawals	2,461,159	2,223,597	1,754,874
Deposits (Withdrawals) in excess of withdrawals (deposits)	159,044	(44,939)	(68,258)
Deposits acquired in purchase of FIBC (1)	-	-	230,627
Deposits relinquished in sale	-	(17,949)	-
Interest credited	50,240	43,103	42,479
Total increase (decrease) in deposits	$209,284	$(19,785)	$204,848

(1) Amount comprised of $123.9 million in certificates of deposit, $67.4 in savings accounts, $15.1 million in checking accounts, $16.7 million in money market accounts, and $7.5 million in NOW and Super NOW accounts.

At June 30, 2001 the Bank had $104.0 million in certificate of deposit accounts over $100,000 maturing as follows:
Maturity Period	Amount	Weighted Average Rate
(Dollars in Thousands)
Within three months	$28,938	5.19%
After three but within six months	19,949	5.35
After six but within twelve months	32,027	5.50
After 12 months	23,104	5.69
Total	$104,018	5.43%

The following table sets forth the distribution of the Bank's deposit accounts and the related weighted average interest rates at the dates indicated.

                                                                                                                                       At June 30,
		2001			2000			1999
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
(Dollars in Thousands)
Checking accounts	$67,345	4.72%	- %	$54,358	4.46%	- %	$50,414	4.07%	- %
NOW and Super NOW accounts	25,754	1.80	1.22	26,787	2.20	1.24	25,687	2.07	1.22
Money market accounts	296,157	20.73	4.54	146,066	11.98	4.37	52,979	4.28	3.55
Savings accounts	347,983	24.36	2.08	373,772	30.66	2.08	406,602	32.82	2.09
Certificates of deposit	691,193	48.39	5.30	618,165	50.70	5.51	703,251	56.76	5.31
Totals	$1,428,432	100.00%		$1,219,148	100.00%		$1,238,933	100.00%

The following table presents, by interest rate ranges, the amount of certificate accounts outstanding at the dates indicated and the period to maturity of the certificate accounts outstanding at June 30, 2001.

                                                          Period to Maturity at June 30, 2001                                              Total at June 30,
Interest Rate Range	Less than One Year	One to Three Years	Four to Five Years	Over Five Years	2001	2000	1999
(Dollars in Thousands)
4.00% and below	$100,897	$2,477	$37	$-	$103,411	$38,686	$29,558
4.01% to 5.00%	128,025	62,923	1,556	84	192,588	184,859	346,694
5.01% to 6.00%	193,199	54,872	4,203	264	252,538	290,135	178,183
6.01% to 7.00%	95,285	33,156	14,006	42	142,489	98,327	120,238
7.01% and above	79	88	-	-	167	6,158	28,578
Total	$517,485	$153,516	$19,802	390	$691,193	$618,165	$703,251

Borrowings. The Bank has been a member and shareholder of the Federal Home Loan Bank of New York (referred to as the "FHLBNY") since 1980. One of the privileges accorded FHLBNY shareholders is the ability to borrow money under various lending (referred to as Advances) programs at competitive interest rates. The Bank, as a member of the FHLBNY, is provided with a borrowing line that equaled $802.4 million at June 30, 2001. From time to time, the Bank borrows from the FHLBNY for various purposes.

The Bank had borrowings from the FHLBNY totaling $542.5 million and $555.0 million at June 30, 2001 and 2000, respectively. The average cost of FHLBNY Advances was 6.13% and 5.89%, respectively, during the years ended June 30, 2001 and 2000, and the average interest rate on outstanding FHLBNY Advances was 5.98% and 6.07%, respectively, at June 30, 2001 and 2000. At June 30, 2001, the Bank maintained in excess of $596.8 million of qualifying collateral (principally real estate loans), as defined by the FHLBNY, to secure such advances.

Securities sold with agreement to repurchase totaled $427.8 million at June 30, 2001. The investment and mortgage-backed securities sold with agreement to repurchase mature at various periods beginning in July 2001. Borrowings under such reverse repurchase agreements involve the delivery of securities to broker-dealers who arrange the transactions. The securities remain registered in the name of the Bank, and are returned upon the maturities of the agreements. Funds to repay the Bank's securities sold with agreement to repurchase at maturity will be provided primarily by cash received from the maturing securities.

Presented below is information concerning securities sold with agreements to repurchase and FHLBNY Advances for the years ended June 30, 2001, 2000, and 1999:

Securities Sold Under Agreements to Repurchase:

                                                                                                             At or For the Year Ended June 30,
	2001	2000	1999
(Dollars in Thousands)
Balance outstanding at end of period	$427,788	$434,027	$481,660
Average interest cost at end of period	4.73%	6.37%	5.28%
Average balance outstanding during the year	437,153	456,155	381,996
Average interest cost during the year	6.26%	5.66%	5.45%
Carrying value of underlying collateral at end of period	$424,166	$456,844	$496,500
Estimated market value of underlying collateral	429,499	447,715	491,750
Maximum balance outstanding at month end during period	455,603	486,936	481,660

FHLBNY Advances:

                                                                                         At or For the Year Ended June 30,
	2001	2000	1999
(Dollars in Thousands)
Balance outstanding at end of period	$542,500	$555,000	$250,000
Average interest cost at end of period	5.98%	6.07%	5.52%
Average balance outstanding during the year	553,918	466,158	201,494
Average interest cost during the year	6.13%	5.89%	5.96%
Maximum balance outstanding at month end during period	572,500	560,000	250,000

Subsidiary Activities

In addition to the Bank, our direct and indirect subsidiaries consist of six active wholly-owned subsidiary corporations, one of which is directly owned by us and five of which are directly owned by the Bank. In addition, DSBW Preferred Funding Corp. is a direct subsidiary of Havemeyer Equities Inc., a direct subsidiary of the Bank. The following table presents an overview of our subsidiaries as of June 30, 2001.

Company	Year/ State of Incorporation	Primary Business Activities

Havemeyer Equities Inc.	1977 / New York	Ownership of DSBW Preferred Funding Corp.
Boulevard Funding Corp.	1981 / New York	Currently Inactive
Havemeyer Investments Inc.	1997 / New York	Sale of annuity products
DSBW Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in multi-family and non-residential real estate loans.
DSBW Residential Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in one- to four-family real estate loans
842 Manhattan Avenue Corp. (1)	1995/ New York	Management and ownership of real estate.

(1) Acquired from FIBC on January 21, 1999.

Personnel

As of June 30, 2001, we and the Bank combined had 256 full-time employees and 94 part-time employees. The employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be good.

Federal, State and Local Taxation

Federal Taxation

General. The following is a discussion of material tax matters and does not purport to be a comprehensive description of the tax rules applicable to us or the Bank. The Bank was last audited by the Internal Revenue Service for its taxable year ended December 31, 1988. For federal income tax purposes, we and the Bank file consolidated income tax returns on a June 30 fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts, discussed below.

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

Distributions. To the extent that the Bank makes "non-dividend distributions" to shareholders, such distributions will be considered to result in distributions from the Bank's "base year reserve," i.e. its reserve as of December 31, 1987, to the extent thereof and then from its supplemental reserve for losses on loans. An amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

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

State and Local Taxation

State of New York. The Bank and us are both subject to New York State franchise tax on one of several alternative bases, whichever results in the highest tax, and will file combined returns for purposes of this tax. The basic tax is measured by "entire net income," which is federal taxable income with adjustments. For New York State tax purposes, so long as the Bank continues to meet certain definitional tests relating to its assets and the nature of its business, it will be permitted deductions, within specified formula limits, for additions to its bad debt reserves for purposes of computing its entire net income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may be computed using an amount based on the Bank's actual loss experience (the "Experience Method") or an amount equal to 32% of the Bank's entire net income (the "PTI Method"), computed without regard to this deduction and reduced by the amount of any permitted addition to the Bank's reserve for non-qualifying loans.

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

The New York State tax rate for fiscal year ended June 30, 2002 is 9.53% (including a commuter transportation surcharge) of net income. In general, we will not be required to pay New York State tax on dividends and interest received from the Bank.

City of New York. The Bank and us are also both subject to a similarly calculated New York City banking corporation tax of 9% on income allocated to New York City.

New York City also enacted legislation which conformed its tax law regarding bad debt deductions to New York State's tax law.

State of Delaware. As a Delaware holding company not earning income in Delaware, we are exempted from Delaware corporate income tax, but are required to file an annual report and pay an annual franchise tax to the State of Delaware.

Regulation

General

The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the FDIC, as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") which are administered by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. As a publicly-held unitary savings and loan holding company, we are required to file certain reports with, and otherwise comply with, the rules and regulations of the Securities and Exchange Commission (the ''SEC'') under the federal securities laws and of the OTS.

The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on us, the Bank, and the operations of both.

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

Loans to One Borrower. Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At June 30, 2001, the Bank's limit on loans to one borrower was $33.1 million. At June 30, 2001, the Bank's largest aggregate amount of loans to one borrower was $15.7 million and the second largest borrower had an aggregate balance of $14.5 million.

QTL Test. HOLA requires a savings association to meet a QTL test. A savings association may satisfy the QTL test by maintaining at least 65% of its ''portfolio assets'' in certain ''qualified thrift investments'' in at least nine months of the most recent twelve-month period. ''Portfolio assets'' means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) certain intangibles, including goodwill and credit card and purchased mortgage servicing rights, and (c) the value of property used to conduct the association's business. ''Qualified thrift investments'' includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, small business loans, education loans, and credit card loans. At June 30, 2001, the Bank maintained 88.9% of its portfolio assets in qualified thrift investments. The Bank had also satisfied the QTL test in each of the prior 12 months and, therefore, was a qualified thrift lender. A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986.

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

Tangible capital is defined, generally, as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings, minority interests in equity accounts of fully consolidated subsidiaries, less intangibles other than certain purchased mortgage servicing rights and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, and the allowance for possible loan losses. The OTS and other federal banking regulators adopted, effective October 1, 1998, an amendment to their risk-based capital guidelines that permits insured depository institutions to include in supplementary capital up to 45% of the pretax net unrealized holding gains on certain available-for-sale equity securities, as such gains are computed under the guidelines. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

One March 15, 2001, the OTS proposed regulations which would eliminate the interest rate risk component of the risk-based capital requirement. The OTS had indefinitely deferred the implementation of the interest rate risk component in the computation of an institution's risk-based capital requirements, but is now proposing to eliminate the interest risk component of risk-based capital. Under the proposed regulations, the OTS, however, would continue to monitor the interest rate risk of individual institutions through the OTS requirements for interest risk management, the ability of the OTS to impose an individual minimum capital requirement on institutions that exhibit a high degree of interest rate risk, and the requirements of Thrift Bulletin 13a, which provides guidance on the management of interest rate risk and the responsibility of boards of directors in that area. The deferred OTS regulations had contemplated that a savings association with ''above normal'' interest rate risk would be required to deduct a portion of such capital from its total capital to account for the ''above normal'' interest rate risk. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) resulting from a hypothetical 2% increase or decrease in market rates of interest, divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. At the times when the 3-month Treasury bond equivalent yield falls below 4%, an association may compute its interest rate risk on the basis of a decrease equal to one-half of that Treasury rate rather than on the basis of 2%. A savings association whose measured interest rate risk exposure exceeds 2% would be considered to have ''above normal'' risk. The interest rate risk component is an amount equal to one-half of the difference between the association's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Any required deduction for interest rate risk becomes effective on the last day of the third quarter following the reporting date of the association's financial data on which the interest rate risk was computed.

The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at June 30, 2001:

                                                                   As of June 30, 2001

                                                                                  Minimum Capital

                                                     Actual                        Requirement
	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)
Tangible	$159,368	6.10%	$39,200	1.5%
Leverage Capital	159,368	6.10	104,500	4.0%
Risk-based capital	174,827	12.57	111,250	8.0%

The following is a reconciliation of generally accepted accounting principles (GAAP) capital to regulatory capital for the Bank:

                                                                  At June 30, 2001
	Tangible Capital	Leverage Capital	Risk-Based Capital
(Dollars in Thousands)
GAAP capital	$220,757	$220,757	$220,757
Non-allowable assets:
Unrealized loss on available for sale securities	(2,816)	(2,816)	(2,816)
Goodwill	(55,638)	(55,638)	(55,638)
Core deposit intangible	(2,935)	(2,935)	(2,935)
General valuation allowance	-	-	15,459
Regulatory capital	159,368	159,368	174,827
Minimum capital requirement	39,200	104,500	111,250
Regulatory capital excess	$120,168	$54,868	$63,577

Limitation on Capital Distributions. OTS regulations currently impose limitations upon capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital.

Under the OTS regulations governing capital distributions, certain savings associations are permitted to pay capital distributions during a calendar year that do not exceed the association's net income for the year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as us, will continue to have to file an application to receive the approval of the OTS. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described above. See '' - Prompt Corrective Regulatory Action.''

Liquidity. During the fiscal year ended June 30, 2001, Congress eliminated the statutory liquidity requirement which required the Bank to maintain a minimum amount of liquid assets of between four and ten percent, as determined by the Director of the OTS, the Bank's primary federal regulator. Effective March 15, 2001, the OTS adopted an interim rule conforming its implementing regulations to reflect this statutory change. Under the revised regulations, which became finalized and effective July 18, 2001, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. The Bank's average liquidity ratio at June 30, 2001 was 10.1%.

Assessments. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report. The Bank's assessment expense during the year ended June 30, 2001 totaled $252,000. The OTS has adopted amendments to its regulations, effective January 1, 1999, that are intended to assess savings associations on a more equitable basis. The regulations base the assessment for an individual savings association on three components: the size of the association, on which the basic assessment is based; the association's supervisory condition, which results in percentage increases for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in percentage increases for a savings association that managed over $1 billion in trust assets, loans serviced for other institutions aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion. In order to avoid a disproportionate impact upon the smaller savings institutions, which are those whose total assets never exceeded $100.0 million, the regulations provide that the portion of the assessment based on asset size will be the lesser of the assessment under the amended regulations or the regulations before the amendment.

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

Community Reinvestment. Under the CRA, as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received an "Outstanding" CRA performance rating and a ''Satisfactory'' CRA compliance rating in its most recent examination. Regulations implementing the requirements under Gramm-Leach, that insured depository institutions publicly disclose certain agreements that are in fulfillment of CRA became effective on April 1, 2001. We have no such agreement in place at this time.

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

Enforcement. Under the Federal Deposit Insurance Act (''FDI Act''), the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all ''institution-affiliated parties,'' including any controlling stockholder or any shareholder, attorney, appraiser and accountant who knowingly or recklessly participates in any violation of applicable law or regulation or breach of fiduciary duty or certain other wrongful actions that cause or are likely to cause a more than a minimal loss or other significant adverse effect on an insured savings association. Civil penalties cover a wide range of violations and actions and range from $5,000 for each day during which violations of law, regulations, orders, and certain written agreements and conditions continue, up to $1 million per day for such violations if the person obtained a substantial pecuniary gain as a result of such violation or knowingly or recklessly caused a substantial loss to the institution. Criminal penalties for certain financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship, or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director of the OTS, the FDIC has authority to take such action under certain circumstances.

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

Privacy and Security Protection. The OTS has recently adopted regulations implementing the privacy protection provisions of Gramm-Leach. The regulations, which require each financial institution to adopt procedures to protect customers' and customers' "non-public personal information" became effective November 13, 2000. As of July 1, 2001, the Bank is required to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank is required to provide its customers with the ability to "opt-out" of having it share their personal information with unaffiliated third parties. The Bank's existing privacy protection policy was reviewed and amended to comply with the regulations. We do not believe these new regulations will have a material impact on our business, financial condition or results of operations.

In February 2001, the OTS and other federal banking agencies finalized guidelines establishing standards for safeguarding customer information to implement certain provisions of Gramm-Leach. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. The new regulation became effective on July 1, 2001. We do not believe that these regulations will have a material impact upon our operations.

Gramm-Leach also provides for the ability of each state to enact legislation that is more protective of consumers' personal information. Currently there are a number of privacy bills pending in the New York legislature. No action has been taken on any of these bills, and we cannot predict what impact, if any, these bills will have.

Insurance Activities. As a federal savings bank, we are generally permitted to engage in certain insurance activities through subsidiaries. Effective October 1, 2001, the OTS regulations promulgated pursuant to Gramm-Leach will prohibit depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. The regulations will also require prior disclosure of this prohibition to potential insurance product or annuity customers. We do not believe that these regulations will have a material impact on our operations.

Federal Home Loan Bank System. The Bank is a member of the FHLBNY, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLBNY, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or one-twentieth of its advances (borrowings) from the FHLBNY. The Bank was in compliance with this requirement with an investment in FHLB stock at June 30, 2001, of $44.4 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. The FHLBNY paid dividends on the capital stock of $3.0 million during the fiscal year ended June 30, 2001, $2.6 million during the fiscal year ended June 30, 2000, and $1.5 million during the years ended June 30, 1999. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of FDICIA and the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (''FIRREA'') on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Bank.

Federal Reserve System. The Bank is subject to provisions of the FRA and the FRB's regulations pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $42.8 million. The amount of aggregate transaction accounts in excess of $42.8 million are currently subject to a reserve ratio of 10%, which ratio the FRB may adjust between 8% and 14%. The FRB regulations currently exempt $5.5 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve ''discount window,'' but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Regulation of Holding Company

We are a non-diversified unitary savings association holding company within the meaning of HOLA, as amended. As such, we are required to register with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over us, and our non-savings association subsidiaries, if any. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness, or stability of a subsidiary savings association.

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

As a unitary savings and loan holding company, we generally are not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to satisfy the QTL test. See ''- Regulation of Federal Savings Associations - QTL Test'' for a discussion of the QTL requirements. Upon any non-supervisory acquisition by us of another savings association or of a savings bank that meets the QTL test and is deemed to be a savings association by the OTS and that will be held as a separate subsidiary, we will become a multiple savings association holding company and will be subject to limitations on the types of business activities in which it can engage. HOLA limits the activities of a multiple savings association holding company and its non-insured association subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the BHC Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

The Gramm-Leach Bliley Act (referred to as "Gramm Leach") also restricts the powers of new unitary savings and loan association holding companies. Unitary savings and loan holding companies that are "grandfathered," i.e., became a unitary savings and loan holding company pursuant to an application filed with the OTS before May 4, 1999, such as us, retain their authority under the prior law. All other savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under Gramm-Leach. Gramm-Leach also prohibits non-financial companies from acquiring grandfathered savings and loan association holding companies.

Bank holding companies are permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. In addition, in a change from the prior law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities.

The OTS is prohibited from approving any acquisition that would result in a multiple savings association holding company controlling savings associations in more than one state, subject to two exceptions: an acquisition of a savings association in another state (a) in a supervisory transaction, and (b) pursuant to authority under the laws of the state of the association to be acquired that specifically permit such acquisitions. The conditions imposed upon interstate acquisitions by those states that have enacted authorizing legislation vary. Some states impose conditions of reciprocity, which have the effect of requiring that the laws of both the state in which the acquiring holding company is located (as determined by the location of its subsidiary savings association) and the state in which the association to be acquired is located, have each enacted legislation allowing its savings associations to be acquired by out-of-state holding companies on the condition that the laws of the other state authorize such transactions on terms no more restrictive than those imposed on the acquirer by the state of the target association. Some of these states also impose regional limitations, which restrict such acquisitions to states within a defined geographic region. Other states allow full nationwide banking without any condition of reciprocity. Some states do not authorize interstate acquisitions of savings associations.

Transactions between the Bank and us, including any of its subsidiaries, and any of its affiliates are subject to various conditions and limitations. See ''Regulation of Federal Savings Associations - Transactions with Related Parties.'' The Bank must file an application with the OTS prior to any declaration of the payment of any dividends or other capital distributions to us. See ''- Regulation of Federal Savings Associations - Limitation on Capital Distributions.''

Federal Securities Laws

Our Common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Item 2 - Properties

The Bank conducts its business through eighteen full-service offices, including six offices acquired from Conestoga in June 1996, and five offices acquired from FIBC in January 1999. The Bank's Main Office and headquarters is located at 209 Havemeyer Street, Brooklyn, New York. The Bank believes that its current facilities are adequate to meet the present and immediately foreseeable needs of both our company and the Bank.

	Leased or Owned	Date Leased or Acquired	Lease Expiration Date	Net Book Value at June 30, 2001
Administrative Office 275 South 5th Street Brooklyn. New York 11211	Owned	1989	-	$3,932,510
Main Office 209 Havemeyer Street Brooklyn, New York 11211	Owned	1906	-	$1,074,458
Avenue M Branch 1600 Avenue M at East 16th Street Brooklyn, New York 11230	Owned	1993	-	$455,707
Bayside Branch 61-38 Springfield Boulevard Bayside, New York 11364	Leased	1974	May, 2004	$38,574
Bellmore Branch 2412 Jerusalem Avenue Bellmore, New York 11710	Owned	1973	-	$448,331
Bensonhurst Branch 1545 86th Street Brooklyn, New York 11228	Owned	1978	-	$1,143,551
Bronx Branch (1) 1931 Turnbull Avenue Bronx, New York 10473	Leased	1965	October, 2006	$105,521
Flushing Branch 59-23 Main Street Flushing, New York 11355	Leased	1974	November, 2013	$152,425
Greenpoint Branch 814 Manhattan Avenue Brooklyn, NY 11222	Owned	1995	-	$813,995
DSBW Direct Offices 1379 Jerusalem Avenue Merrick, New York 11566	Leased	1998	May, 2003	$47,614
Hillcrest Branch 176-47 Union Turnpike Flushing, New York 11366	Leased	1971	May, 2011	$29,165
Jackson Heights Branch 75-23 37th Avenue Jackson Heights, New York 11372	Leased	1990	August, 2005	$595,647

(Property table continued)
Kings Highway Branch 1902-1904 Kings Highway Brooklyn, New York 11229	Owned	1976	-	$664,553
Long Island City Branch 45-14 46th Street Long Island City, New York 11104	Leased	1976	April, 2011	$26,431
Marine Park Branch 2172 Coyle Street Brooklyn, NY 11229	Owned	1993	-	$776,033
Merrick Branch 1775 Merrick Avenue Merrick, New York 11566	Owned	1960	-	$228,453
Port Washington Branch 1000 Port Washington Boulevard Port Washington, New York 11050	Owned	1971	-	$355,488
Sunnyside Branch 42-25 Queens Boulevard Long Island City, New York 11104	Owned	1962	-	$2,588,439
Westbury Branch 622 Old Country Road Westbury, New York 11590	(2)	1994	-	$436,757
Whitestone Branch 24-44 Francis Lewis Boulevard Whitestone, New York 11357	Owned	1979	-	$726,749

(1) The Bank has an option to extend this lease for an additional ten year term at fair market rent, as determined by the agreement of the parties or, if the parties cannot agree, by arbitration

(2) Building owned, land leased. Lease expires in October, 2003.

Item 3 - Legal Proceedings

The Bank is not involved in any pending legal proceedings other than legal actions arising in the ordinary course of its business which, in the aggregate, involve amounts which are believed to be immaterial to the financial condition and results of operations of the Bank.

Item 4 - Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5- Market for Our Common Stock and Related Stockholder Matters

Market for Our Common Stock and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market and quoted under the symbol "DCOM." Prior to June 15, 1998, our common stock was quoted under the symbol "DIME."

The following table shows the high and low sales price for our common stock and dividends declared during the period indicated. Our common stock began trading on June 26, 1996, the date of the initial public offering.

	Fiscal Year End June 30, 2001				Fiscal Year End June 30, 2000
Quarter Ended	Dividends Declared	High Sales Price	Low Sales Price	Dividends Declared	High Sales Price	Low Sales Price
September 30th	$0.19	$25.25	$15.69	$0.15	$23.50	$20.13
December 31st	0.19	25.50	20.13	0.17	22.13	17.00
March 31st	0.19	28.31	22.63	0.17	17.88	13.25
June 30th	0.19	33.92	25.16	0.17	18.50	15.38

On June 30, 2001, the last trading date in the fiscal year, our stock closed at $33.92. At September 28, 2001, we had approximately 760 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks. There were 11,328,989 shares of common stock outstanding at June 30, 2001.

As the principal asset of our company, the Bank could be called upon to provide the principal source of funds for payment of dividends by us. The Bank will not be permitted to pay dividends on its capital stock if its stockholders' equity would be reduced below applicable regulatory requirements or the amount required for the liquidation account established during the Bank's conversion. See Note 2 to our Consolidated Financial Statements for a further discussion of the liquidation account. The OTS limits all capital distributions by the Bank directly or indirectly to us, including dividend payments. As the subsidiary of a savings and loan holding company, the Bank must file a notice with the OTS for each capital distribution. However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for the calendar year to date plus the retained net income (i.e., net income after deducting prior capital distributions) for the preceding two years, then the Bank must file an application to receive the approval of the OTS for the proposed capital distribution. In addition, capital distributions from the Bank to us, if in excess of established limits, could result in recapture of the Bank's New York State and City bad debt reserves.

In April 2000, we issued $25.0 million in subordinated notes payable, with a stated annual coupon rate of 9.25%. We are required, pursuant to the provisions of the notes, to first meet the interest obligation on these notes, which approximates $2.4 million annually, prior to our authorization and payment of common stock cash dividends. We do not believe that this requirement will materially affect our ability to pay dividends to our common shareholders.

Unlike the Bank, we are not subject to OTS regulatory restrictions on the payment of dividends to our shareholders, although the source of such dividends will be dependent on the net proceeds retained by us and earnings thereon and may be dependent, in part, upon dividends from the Bank. We are subject, however, to the requirements of Delaware law, which generally limit dividends to an amount equal to the excess of our net assets (the amount by which total assets exceed total liabilities) over its statutory capital, or if there is no such excess, to its net profits for the current and/or immediately preceding fiscal year.

Research Reports

As of the date of this report, the following investment firms have issued research reports on us:

Advest, Inc.; Friedman, Billings, Ramsey & Co., Inc.;

Keefe Bruyette & Woods, Inc.; Lehman Brothers, Inc.

McConnell Budd & Downes; Merrill Lynch & Co.;

Ryan, Beck & Co.; Sandler O'Neill & Partners, L.P.

Copies of these research reports are available upon request to:

Dime Community Bancshares, Inc.

Investor Relations,

209 Havemeyer Street,

Brooklyn, NY 11211

Item 6. - Selected Financial Data

Financial Highlights

(Dollars in thousands, except per share data)

Our consolidated financial and other data set forth below is derived in part from, and should be read in conjunction with our Consolidated Financial Statements and Notes thereto. We acquired Financial Bancorp, Inc. on January 21, 1999. Certain amounts as of and for the years ended June 30, 2000, 1999, 1998 and 1997 have been reclassified to conform to their June 30, 2001 presentation.
At or for the fiscal years ended June 30,	2001	2000	1999	1998	1997
Selected Financial Condition Data:
Total assets	$2,721,744	$2,502,139	$2,247,615	$1,623,926	$1,315,026
Loans, net (1)	1,944,902	1,706,515	1,368,260	938,046	739,858
Mortgage-backed securities	438,447	442,690	525,667	410,589	308,525
Investment securities (2)	95,141	181,033	206,611	174,551	168,596
Federal funds sold and other short-term Investments	36,619	9,449	11,011	9,329	18,902
Goodwill	55,638	60,254	64,871	24,028	26,433
Deposits	1,428,432	1,219,148	1,238,933	1,034,085	963,395
Borrowings	995,288	1,014,027	731,660	360,106	139,543
Stockholders' equity	227,116	207,169	211,695	186,349	190,889
Tangible Stockholders' equity	164,513	149,464	145,562	159,558	162,361
Selected Operating Data:
Interest income	$181,648	$165,623	$135,390	$107,127	$89,533
Interest expense on deposits and Borrowings	114,043	98,820	77,219	56,935	41,564
Net interest income	67,605	66,803	58,171	50,192	47,969
Provision for losses	740	240	240	1,635	4,200
Net interest income after provision for loan losses	66,865	66,563	57,931	48,557	43,769
Non-interest income	9,292	5,043	6,438	6,344	3,630
Non-interest expense (3)	35,096	34,015	30,493	29,937	27,492
Income before income tax	41,061	37,591	33,876	24,964	19,907
Income tax expense (4)	15,821	15,217	14,015	11,866	7,591
Net income (5)	$25,240	$22,374	$19,861	$13,098	$12,316

  Loans, net, represents gross loans less net deferred loan fees and allowance for loan losses.
  Amount includes investment in Federal Home Loan Bank of New York capital stock.
  Excluding a non-recurring charge of $2.0 million related to the recapitalization of the Savings Association Insurance Fund (referred to as SAIF) of the Federal Deposit Insurance Corporation, non-interest expense was $25.5 million during the year ended June 30, 1997.
  Excluding non-recurring New York State and New York City income tax recoveries of $1.9 million and $1.0 million, respectively, income tax expense was $10.5 million during the fiscal year ended June 30, 1997.
  Excluding a non-recurring charge of $2.0 million relating to the recapitalization of the SAIF and the recovery of New York State and City deferred income taxes previously provided, net income would have been $10.5 million, and the return on average assets, return on average stockholders' equity, non-interest expense to average assets, the efficiency ratio, and diluted earnings per share would have been 0.86%, 5.08%, 2.07%, 50.30% and $0.81, respectively, for the year ended June 30, 1997.

At or for the fiscal years ended June 30,	2001	2000	1999	1998	1997
SELECTED FINANCIAL RATIOS AND OTHER DATA (6):
Financial and Performance Ratios:
Return on average assets (5) (6)	0.97%	0.93%	1.02%	0.90%	1.00%
Return on average stockholders' equity (5) (6)	11.67	10.65	10.34	7.06	5.94
Stockholders' equity to total assets at end of period	8.34	8.28	9.42	11.48	14.52
Tangible equity to tangible assets at end of period	6.19	6.11	6.67	9.99	12.62
Loans to deposits at end of period	137.24	141.18	111.66	91.88	77.91
Loans to interest earning assets at end of period	76.13	73.10	65.05	61.51	60.21
Average interest rate spread (7)	2.32	2.48	2.61	2.97	3.37
Net interest margin (8)	2.76	2.91	3.11	3.58	4.09
Average interest earning assets to average interest bearing liabilities	109.33	110.04	112.33	115.13	120.13
Non-interest expense to average assets (5)	1.35	1.41	1.57	2.05	2.24
Core non-interest expense to average assets (11)	1.14	1.24	1.37	1.73	1.87
Efficiency ratio (5)(9)	46.25	46.33	47.84	56.09	54.32
Core efficiency ratio (9) (10)	39.08	40.77	41.96	47.39	45.55
Effective tax rate	38.53	40.48	41.37	47.53	38.13
Dividend payout ratio	33.63	34.74	30.36	21.10	0.05
Per Share Data:
Diluted Earnings per share (5)	$2.26	$1.90	$1.68	$1.09	$0.95
Cash dividends per share	0.76	0.66	0.51	0.23	0.045
Book value per share	20.05	17.76	16.57	15.30	14.58
Tangible book value per share	14.52	12.81	11.39	13.10	12.40
Cash Earnings Information:
Cash earnings	$33,670	$31,911	$28,124	$20,944	$17,847
Diluted cash earnings per share (11)	3.01	2.71	2.37	1.75	1.37
Cash return on average assets (6) (11)	1.30%	1.33%	1.45%	1.44%	1.45%
Cash return on average stockholders' equity (6) (11)	15.57	15.19	14.65	11.29	8.61
Cash non-interest expense to average assets (11)	1.03	1.07	1.14	1.41	1.63
Cash efficiency ratio (9) (11)	35.14	35.19	34.88	38.46	39.51
Asset Quality Ratios and Other Data:
Net charge-offs	$66	$536	$201	$286	$1,286
Total non-performing loans	3,058	4,421	3,001	884	3,190
Other real estate owned, net	370	381	866	825	1,697
Non-performing loans to total loans	0.16%	0.26%	0.22%	0.09%	0.43%
Non-performing loans and real estate owned to total assets	0.13	0.19	0.17	0.11	0.37
Allowance for loan losses to:
Non-performing loans	505.53%	334.43%	502.53%	1,365.95%	336.24%
Total loans (12)	0.79	0.86	1.09	1.27	1.43
Regulatory Capital Ratios: (Bank only)
Tangible capital	6.10%	5.76%	5.83%	8.32%	9.86%
Core capital	6.10	5.76	5.83	8.32	9.87
Risk-based capital	12.57	11.62	11.45	16.58	19.99
Earnings to Fixed Charges Ratios (13):
Including interest on deposits	1.36x	1.38x	1.44x	1.44x	1.48x
Excluding interest on deposits	1.64	1.70	2.03	2.79	7.59
Full Service Branches	18	18	19	14	15

  With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods. Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios.
  Average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
  The net interest margin represents net interest income as a percentage of average interest-earning assets.
  The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income and non-interest income, excluding any gains or losses on sales of assets.
  In calculating these ratios, amortization expense related to goodwill and the SAIF recapitalization charge are excluded from non-interest expense.
  In calculating these ratios, non-interest expense excludes expenses such as goodwill amortization and compensation expense related to our s stock benefit plans which are accretive to book value. Excluding the effects of the SAIF Special Assessment and the recovery of New York State and City deferred income taxes previously provided, cash return on average assets, cash return on average stockholders' equity, and diluted cash earnings per share would have been 1.31%, 7.75%, and $1.24 for the year ended June 30, 1997.
  Total loans represents loans, net, plus the allowance for loan losses.
  For purposes of computing the ratios of earnings to fixed charges, earnings represent income before taxes, extraordinary item and cumulative effect of accounting changes plus fixed charges. Fixed charges represent total interest expense, including and excluding interest on deposits.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dime Community Bancshares, Inc.'s (hereafter referred to as the "Company," "us" and "we") primary business is the operation of its wholly owned subsidiary, The Dime Savings Bank of Williamsburgh (hereafter referred to as the "Bank").

Our principal business has been, and continues to be, gathering deposits from customers within our market area, and investing those deposits primarily in multi-family and one-to-four family residential mortgage loans, mortgage-backed securities, and obligations of the U.S. Government and Government Sponsored Entities. Our revenues are derived principally from interest on loan and securities portfolios. Our primary sources of funds are: deposits; loan amortization, prepayments and maturities; amortization, prepayments and maturities of mortgage-backed and investment securities; borrowed funds; and, to a lesser extent, occasional sales of investments and mortgage-backed securities.

Our consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on our interest-earning assets, such as loans and securities, and the interest expense paid on our interest-bearing liabilities, such as deposits. We also generate non-interest income such as service charges and other fees. Our non-interest expenses primarily consist of employee compensation and benefits, occupancy expenses, federal deposit insurance premiums, net costs of other real estate owned, data processing fees, amortization of goodwill associated with purchase acquisition accounting and other operating expenses. Our results of operations are also significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

Management Strategy

Our primary strategy is to increase our household and deposit market shares in the communities we serve, either through acquisitions or purchases of deposits, or by direct marketing, and to increase our product and service utilization for each individual depositor. In addition, our primary strategy includes the origination of, and investment in, mortgage loans, with an emphasis on multi-family loans. Multi-family lending is a significant business for us and reflects the fact that much of the housing in our primary lending area is multi-family housing. We also strive to provide a stable source of liquidity and earnings through the purchase of investment grade securities; seek to maintain our asset quality for loans and other investments; and use appropriate portfolio and asset/liability management techniques in an effort to manage the effects of interest rate volatility on our profitability and capital.

Loan Originations with an Emphasis on Multi-family Lending. We believe that multi-family loans provide advantages as portfolio investments. First, they provide a higher yield than single-family loans or investment securities of comparable maturities or terms to repricing. Second, our market area generally has provided a stable flow of new and refinanced multi-family loan originations. Third, origination and processing costs for our multi-family loans are lower per thousand dollars of originations than comparable single-family costs. In addition, to address the higher credit risk associated with multi-family lending, we have developed what we believe are reliable underwriting standards for loan applications in order to maintain a consistent credit quality for new loans.

Franchise Expansion. On January 21, 1999, we completed the acquisition of Financial Bancorp, Inc. (hereafter referred to as "FIBC"), the holding company for Financial Federal Savings Bank, F.S.B. (hereafter referred to as the "FIBC Acquisition"). The total consideration paid to FIBC stockholders, in the form of cash or our common stock, was $66.8 million and was comprised of $34.5 million in cash and 1,504,704 shares of our common stock. Our operating results for the fiscal year ended June 30, 1999 reflect the addition of earnings from the acquisition of FIBC for the period January 22, 1999 through June 30, 1999. The FIBC Acquisition was accounted for as a purchase transaction.

On June 26, 1996, we completed the acquisition of Conestoga Bancorp, Inc. (hereafter referred to as "Conestoga") resulting in the merger of Conestoga's wholly owned subsidiary, Pioneer Savings Bank, F.S.B. (hereafter referred to as the "Conestoga Acquisition"). The Conestoga Acquisition was accounted for in the financial statements using the purchase method of accounting. Shareholders of Conestoga were paid approximately $101.3 million in cash.

We continue to evaluate acquisition and other growth opportunities as they become available. Additionally, we plan to supplement this strategy with direct marketing efforts designed to increase customer household and/or deposit balances and the number of our services used per household among our existing customers.

Capital Leverage Strategy. As a result of the initial public offering in June 1996, our capital level significantly exceeded all regulatory requirements. A portion of the "excess" capital generated by the initial public offering has been deployed through the use of a capital leverage strategy whereby we invest in high quality mortgage-backed securities ("leverage assets") funded by short-term borrowings from various third party lenders. The capital leverage strategy generates additional earnings for us by virtue of a positive interest rate spread between the yield on the leverage assets and the cost of the borrowings. Since the average term to maturity of the leverage assets exceeds that of the borrowings used to fund their purchase, the net interest income earned on the leverage strategy would be expected to decline in a rising interest rate environment. See "Discussion of Market Risk." To date, the capital leverage strategy has been undertaken in accordance with limits established by the Board of Directors, aimed at enhancing profitability under moderate levels of interest rate exposure. During the fiscal years ended June 30, 2001 and 2000, we reduced our level of new capital leverage strategy activity in response to reduced pre-tax interest rate spreads on these transactions. The assets under the capital leverage program approximate $427.8 million, $445.8 million and $489.6 million, respectively, at June 30, 2001, 2000 and 1999.

In addition to the capital leverage strategy, during the years ended June 30, 2000 and 1999, we undertook additional medium-term borrowings of $305.0 million and $146.5 million from the Federal Home Loan Bank of New York (referred to as the FHLBNY) in order to fund multi-family and underlying cooperative loan originations and other operations. We earn a net interest rate spread between the yield on the multi-family and underlying cooperative loans and the cost of the borrowings. In addition, the medium-term maturities on a portion of the underlying borrowings help us reduce our exposure to interest rate risk. Due to increased deposit growth during the fiscal year ended June 30, 2001, we reduced our overall level of medium term borrowings from the FHLBNY by $12.5 million.

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

Our primary investing activities are the origination of multi-family real estate mortgage loans, and the purchase of mortgage-backed and other securities. Increases in interest rates during the period January 2000 through December 2000 resulted in a decline in our loan origination activity. Interest rate declines during the period December 2000 through June 2001 resulted in an increase in origination activity during the period January 1, 2001 through June 30, 2001. During the year ended June 30, 2001, our loan originations totaled $406.9 million compared to $495.4 million for the year ended June 30, 2000. Purchases of investment securities totaled $10.3 million for the year ended June 30, 2001 compared to $150.8 million for the year ended June 30, 2000, while purchases of mortgage-backed securities totaled $81.5 million for the year ended June 30, 2001 compared to $69.0 million during the year ended June 30, 2000. During the year ended June 30, 2000, purchases and sales of investment securities available exceeded their typical levels due to our maintaining higher levels of shorter-term investment securities near December 31, 1999, in response to liquidity concerns related to the Year 2000.

Funding for loan originations and security purchases during the year ended June 30, 2001 was obtained primarily from principal repayments on loans and mortgage-backed securities, deposit growth and maturities and calls of investment securities. Principal repayments on real estate loans and mortgage-backed securities totaled $267.0 million during the year ended June 30, 2001, compared to $235.7 million during the year ended June 30, 2000. Maturities and calls of investment securities totaled $57.6 million during the year ended June 30, 2001, and $148.5 million during the year ended June 30, 2000. During the year ended June 30, 2000, we were concerned over the potential of excessive deposit outflows due to customer concerns over possible computer problems upon turning to the Year 2000. In order to alleviate liquidity concerns that could have resulted in the event of excessive deposit outflows, we maintained a significant level of short-term, liquid investments during this period. As a result of the rollover of these short-term securities, our level of security purchases and maturities were considerably higher during the year ended June 30, 2000, than would have otherwise been planned.

Deposits increased $209.3 million during the year ended June 30, 2001, compared to a decrease of $27.9 million during the year ended June 30, 2000. The increase in deposits during the year ended June 30, 2001 reflects both increased marketing efforts over the past twelve months that have helped generate additional deposit balances in certificate and non-certificate accounts, as well as an apparent consumer trend to move monies out of mutual funds and into depository institutions. The greatest growth during this period has been realized in our money market accounts, which increased $150.1 million during the year ended June 30, 2001. The decrease in deposits during the year ended June 30, 2000, reflected the runoff of higher-cost certificate of deposit accounts that were gathered from rate promotions during the fiscal year ended June 30, 1997. The decline during this period also reflected the sale of $18.0 million in deposits at our Gates Avenue, Brooklyn branch in November 1999. Deposit flows are affected by, among other factors, the level of interest rates and the interest rates and products offered by local competitors. Certificates of deposit that are scheduled to mature in one year or less from June 30, 2001 totaled $517.5 million. Based upon our current pricing strategy and deposit retention experience, we believe that we will retain a significant portion of such deposits.

Stockholders equity increased $19.9 million during the year ended June 30, 2001, due to the addition of net income of $25.2 million and the change of $10.3 million in the after-tax unrealized gain (loss) on available for sale securities from a loss of $6.3 million at June 30, 2000 to a gain of $4.0 million at June 30, 2001, related to an increase in the market value of those securities. These increases to equity were partially offset by cash dividends of $8.7 million and treasury stock repurchases of $9.3 million during the same period.

During the year ended June 30, 2001, we repurchased 408,858 shares of our common stock into treasury. The average price of the treasury shares acquired was $22.74 per share, and all shares have been recorded at the acquisition cost. As of June 30, 2001, we had 301,516 shares remaining to be repurchased under our Seventh Stock Repurchase Program. Based upon the closing market price of $33.92 per share for our common stock as of June 30, 2001, we would utilize approximately $10.2 million in funds in order to repurchase all of the remaining authorized shares under the Seventh Stock Repurchase Program.

During the year ended June 30, 2001, we paid four cash dividends totaling $8.7 million, or $0.76 per outstanding common share on the respective dates of record, compared to $7.7 million, or $0.66 per outstanding common share on the respective dates of record during the fiscal year ended June 30, 2000. On July 19, 2001, we declared a cash dividend of $0.19 per common share to all shareholders of record on July 30, 2001. This dividend was paid on August 7, 2001.

In April 2000, we issued $25.0 million in subordinated notes payable, with a stated annual coupon rate of 9.25%. The proceeds of the issuance are intended to fund general corporate activities including cash dividend payments and stock repurchases. However, we are required, pursuant to the provisions of the notes, to first meet the interest obligation on these notes, which approximates $2.4 million annually, prior to our authorization and payment of common stock cash dividends.

The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period. We monitor our liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sales and various money market investments. In the event that we should require funds beyond our ability to generate them internally, additional sources of funds are available through the use of the Bank's $802.4 million borrowing limit at the FHLBNY. At June 30, 2001, the Bank had $560.0 million in short- and medium-term advances outstanding at the FHLBNY, and a remaining borrowing limit of $242.4 million.

The Bank is subject to minimum capital regulatory requirements imposed by the OTS, which requirements are, as a general matter, based on the amount and composition of an institution's assets. Tangible capital must be at least 1.5% of total tangible assets and total risk-based capital must be at least 8.0% of risk-weighted assets. Insured institutions in the strongest financial management condition are required to maintain Tier 1 capital of not less than 3.0% of total assets (the "leverage capital ratio"). For all other banks, the minimum leverage capital requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the institution. At June 30, 2001, the Bank was in compliance with all applicable regulatory capital requirements. Tangible capital totaled $159.4 million, or 6.10% of total tangible assets, leverage capital was 6.10% of adjusted assets, and total risk-based capital was 12.57% of risk weighted assets. In addition, at June 30, 2001, the Bank was considered "well-capitalized" for all regulatory purposes.

Analysis of Net Interest Income

Our profitability, like that of most financial institutions, is dependent to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information relating to our consolidated statements of operations for the years ended June 30, 2001, 2000 and 1999, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

                                                                   For the Year Ended June 30,
		2001			2000			1999
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
(Dollars in Thousands)
Assets:
Interest earning assets
Real estate loans (1)	$1,812,318	$139,788	7.71%	$1,556,202	$118,436	7.61%	$1,158,549	$91,569	7.90%
Other loans	7,018	627	8.93	7,454	616	8.26	6,433	558	8.67
Investment securities (2)	123,952	7,770	6.27	155,262	9,715	6.26	176,205	10,654	6.05
Mortgage-backed securities	435,136	28,881	6.64	473,364	30,750	6.50	478,166	29,683	6.21
Other	72,510	4,582	6.32	101,521	6,106	6.01	52,900	2,926	5.53
Total interest- earning assets	2,450,934	$181,648	7.41	2,293,803	$165,623	7.22	1,872,253	$135,390	7.24
Non-interest earning assets	144,825			112,700			73,625
Total assets	$2,595,759			$2,406,503			$1,945,878

Liabilities and Stockholders' Equity:
Interest bearing liabilities:
NOW and Super NOW accounts	$25,871	$306	1.18%	$27,013	$316	1.17%	$21,948	$250	1.14%
Money Market accounts	192,692	8,338	4.33	97,175	4,093	4.21	40,515	1,292	3.19
Savings accounts	360,691	7,321	2.03	390,498	7,965	2.04	372,050	7,814	2.10
Certificates of Deposit	646,377	34,375	5.32	642,017	32,662	5.09	648,776	35,061	5.40
Borrowed funds	1,016,071	63,703	6.27	927,808	53,784	5.80	583,490	32,802	5.62
Total interest- bearing liabilities	2,241,702	$114,043	5.09%	2,084,511	$98,820	4.74%	1,666,779	$77,219	4.63%
Checking accounts	60,888			54,801			51,496
Other non-interest- bearing liabilities	76,922			57,086			35,603
Total liabilities	2,379,512			2,196,398			1,753,878
Stockholders' equity	216,247			210,105			192,000
Total liabilities and stockholders' equity	$2,595,759			$2,406,503			$1,945,878
Net interest income/ interest rate spread (3)		$67,605	2.32%		$66,803	2.48%		$58,171	2.61%
Net interest-earning assets/net interest margin (4)	$209,232		2.76%	$209,292		2.91%	$205,474		3.11%
Ratio of interest- earning assets to interest-bearing liabilities			109.33%			110.04%			112.33%

(1) In computing the average balance of loans, non-accrual loans have been included. Interest income includes loan servicing fees as defined under SFAS 91.

(2) Includes interest bearing deposits in other banks.

(3) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

Net interest income can also be analyzed in terms of the impact of changing interest rates on interest-earning assets and interest-bearing liabilities and changes in the volume or amount of these assets and liabilities. The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) variances attributable to changes in volume (change in volume multiplied by prior rate), (ii) variances attributable to rate (changes in rate multiplied by prior volume), and (iii) the net change. Variances attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to the volume and the changes due to rate.

                                                       Year Ended                                         Year Ended                                          Year Ended

                                                     June 30, 2001                                      June 30, 2000                                        June 30, 1999

                                                     Compared to                                         Compared to                                         Compared to

                                                      Year Ended                                           Year Ended                                          Year Ended

                                                     June 30, 2000                                        June 30, 1999                                      June 30, 1998

                                                   Increase/(Decrease)                               Increase/(Decrease)                             Increase/(Decrease)

                                                           Due to                                                   Due to                                                   Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Real estate loans	$19,649	$1,703	$21,352	$30,829	$(3,962)	$26,867	$26,042	$(4,297)	$21,745
Other loans	(38)	49	11	87	(29)	58	92	(21)	71
Investment securities	(2,508)	639	(1,869)	(1,288)	349	(939)	748	(892)	(144)
Mortgage-backed securities	(1,960)	15	(1,945)	(309)	1,376	1,067	8,285	(2,065)	6,220
Other	(1,792)	268	(1,524)	2,807	373	3,180	458	(87)	371
Total	13,351	2,674	16,025	32,126	(1,893)	30,233	35,625	(7,362)	28,263
NOW, Super NOW and Money market accounts	$4,062	$173	$4,235	$1,858	$1,009	$2,867	$333	$78	$411
Savings accounts	(606)	(38)	(644)	381	(230)	151	633	(541)	92
Certificates of Deposit	229	1,484	1,713	(377)	(2,022)	(2,399)	3,056	(2,169)	887
Borrowed funds	5,337	4,582	9,919	19,644	1,338	20,982	20,372	(1,478)	18,894
Total	9,022	6,201	15,223	21,506	95	21,601	24,394	(4,110)	20,284
Net change in net interest income	$4,329	$(3,527)	$802	$10,620	$(1,988)	$8,632	$11,231	$(3,252)	$7,979

Comparison of Financial Condition at June 30, 2001 and June 30, 2000

Assets. Our assets totaled $2.72 billion at June 30, 2001, an increase of $219.6 million from total assets of $2.50 billion at June 30, 2000. The growth in assets was experienced primarily in real estate loans, which increased $239.5 million since June 30, 2000. The increase in real estate loans resulted primarily from real estate loan originations of $398.3 million during the year ended June 30, 2001, of which $355.8 million were multi-family and underlying cooperative loans, and $37.6 million were non-residential real estate loans. Real estate loan origination levels, which had declined from April 2000 through December 2000, increased from January 2001 through June 2001 as a result of recent declines in interest rates that generated increased loan re-finance activity. Principal repayments on real estate loans, which, while increasing in total due to growth in the loan portfolio, declined as a percentage of the total loan portfolio during the period April 2000 through December 2000 due to increases in interest rates. These principal repayments subsequently increased as a percentage of the total loan portfolio during the period January 2001 through June 2001, due to reductions in interest rates during this period.

Federal funds sold and short-term investments increased $26.4 million due to increased deposit inflows near month- end June 2001, as these funds had not yet been applied to higher-yielding investments as of June 30, 2001.

Offsetting these increases was a decline of $43.5 million in investment securities held to maturity and available for sale. We experienced calls of $41.2 million on these securities during the year ended June 30, 2001, as a result of recent declines in interest rates. These funds were utilized primarily to fund loan originations.

Liabilities. Total liabilities increased $199.7 million during the year ended June 30, 2001, due primarily to an increase of $209.3 million in deposits. The growth in deposits resulted from both the success of various sales and marketing activities during the past twelve months, as well as an apparent consumer trend to move monies out of the equity markets, particularly mutual funds, and into depository institutions. Our sales and marketing activities targeted growth in non-certificate balances (with particular emphasis upon money market and checking accounts) and customer households (with a focus upon relationship development). Certificate of deposit balances increased $73.0 million primarily from the outflows of mutual fund monies into deposits during the past twelve months. In addition, escrow and other deposits increased $4.8 million during this period as a result of growth in mortgage escrow funds. The growth in deposits and escrow were utilized to fund the growth in loans during the period, with excess deposit flows retained in federal funds sold at June 30, 2001. Securities sold under agreements to repurchase declined $6.2 million and FHLBNY advances declined $12.5 million during the year ended June 30, 2001, as deposit growth has provided cost-effective funding for asset growth during the most recent year, resulting in our relying less upon borrowings for funding.

Stockholders' Equity. Stockholders equity increased $19.9 million during the year ended June 30, 2001. See "Liquidity and Capital Resources."

Comparison of Financial Condition at June 30, 2000 and June 30, 1999

Assets. Our assets totaled $2.50 billion at June 30, 2000, an increase of $254.5 million from total assets of $2.25 billion at June 30, 1999. The growth in assets was experienced primarily in real estate loans which increased $338.0 million since June 30, 1999. The increase in real estate loans resulted largely from real estate loan originations of $486.4 million during the fiscal year ended June 30, 2000, of which $453.7 million were multi-family and underlying cooperative and non-residential real estate loans.

Offsetting the increase in real estate loans was an aggregate decline of $99.0 million in investment and mortgage-backed securities available for sale, of which $73.5 million was experienced in mortgage-backed securities available-for-sale. The decline in available for sale securities reflects the sale of $39.9 million of investment securities and $64.9 million of mortgage-backed securities during the fiscal year ended June 30, 2000. These sales were utilized both to generate additional liquidity at December 31, 1999, in response to concerns regarding possible increased deposit outflows attributable to customer concerns over the Year 2000, and a re-positioning of assets in response to interest rate increases during the fiscal year ended June 30, 2000. Additionally, the decline in mortgage-backed securities available for sale reflects the reduced level of purchase activity for such securities during the fiscal year ended June 30, 2000, as we reduced our capital leverage transaction level during this period. See "Capital Leverage Strategy." Additionally, investment securities held to maturity declined $14.2 million and mortgage-backed securities held to maturity declined $9.5 million during the fiscal year ended June 30, 2000, due to scheduled principal repayments on these securities. The proceeds from payments on these securities were utilized primarily to fund either real estate loan originations or purchases of investment and mortgage-backed securities available for sale. Other assets increased by $34.1 million due primarily to our purchase of $30.2 million in Bank Owned Life Insurance premiums for eligible employees in May, 2000.

Liabilities. Total liabilities increased $259.1 million during the fiscal year ended June 30, 2000, due primarily to an increase in FHLBNY advances of $305.0 million during the period. The increased FHLBNY advances were utilized to replace deposit outflows and fund real estate loan originations. Offsetting the increase in FHLBNY advances were declines in deposits and Securities Sold Under Agreement to Repurchase ("Repo") borrowings. The emphasis on FHLBNY advances versus Repo borrowings reflects our desire to manage interest rate risk by more closely matching the maturities of underlying borrowings to their funded assets, primarily real estate loans and mortgage-backed securities. Deposits decreased $19.8 million to $1.22 billion at June 30, 2000 from $1.24 billion at June 30, 1999, due to both the sale of $18.0 million in deposits formerly housed at our Gates Avenue, Brooklyn branch in November, 1999, and the cessation of a deposit rate promotion that we maintained from July, 1997 to June, 1998. Repos declined $47.6 million during the fiscal year ended June 30, 2000, due to our decreased capital leverage activity during the period. See "Capital Leverage Strategy." In addition, in April, 2000, we issued $25.0 million in subordinated notes payable, with a stated annual interest rate of 9.25%. The proceeds of the issuance are being utilized to fund general corporate activities including cash dividend payments and stock repurchases.

Stockholders' Equity. Stockholders' equity decreased $4.5 million during the fiscal year ended June 30, 2000. This decrease resulted primarily from repurchases of common stock into treasury of $19.3 million, cash dividends paid of $7.7 million during the period, and an increase in the accumulated other comprehensive loss of $3.0 million. The increase in the other comprehensive loss related to the decline in market value of investment and mortgage-backed securities available for sale, due primarily to the general increase in market interest rates during the past year. Offsetting these decreases was net income of $22.4 million and stock benefit plan amortization of $4.1 million related to vesting of ESOP and RRP benefits during the fiscal year ended June 30, 2000.

Comparison of the Operating Results for the Fiscal Year Ended June 30, 2001 and 2000

General. Net income was $25.2 million during the year ended June 30, 2001, an increase of $2.8 million over net income of $22.4 million during the year ended June 30, 2000. During this period, an increase of $4.2 million in non-interest income was partially offset by increases of $1.1 million in non-interest expense, $500,000 in the provision for loan losses, and $604,000 in income tax expense.

Net interest income. Net interest income for the year ended June 30, 2001 increased $802,000 to $67.6 million from $66.8 million during the year ended June 30, 2000. The increase was attributable to the overall growth in interest earning assets with a positive interest rate spread over the corresponding increase in interest bearing liabilities. However, the beneficial impact of this growth was offset, in part, by the decline in the interest rate spread during this period.

The interest spread declined 16 basis points from 2.48% for the year ended June 30, 2000 to 2.32% for the year ended June 30, 2001, and the net interest margin declined 15 basis points from 2.91% to 2.76% during the same period. The decline in interest rate spread and net interest margin both reflect a 35 basis point increase in the average cost of interest bearing liabilities, resulting primarily from an increase in the average cost of borrowed funds of 47 basis points, certificates of deposit accounts of 23 basis points and money market accounts of 12 basis points. These interest rate increases all reflect increases in general interest rates during the period April 2000 through December 2000. The narrowing of the interest rate spread and net interest margin also reflects the $88.3 million increase in average borrowed funds, which possess the highest average cost of interest bearing liabilities. Our issuance, on April 12, 2000, of $25.0 million in subordinated notes with a stated annual coupon of 9.25% also contributed to the growth in interest expense on borrowed funds, as we incurred twelve months of expense on these notes during the fiscal year ended June 30, 2001 compared to two and one-half months of expense incurred during the fiscal year ended June 30, 2000. During the period January 1, 2001 through June 30, 2001, reductions in general interest rates provided some reduction in our borrowing costs, which partially offset the aforementioned items.

During the three months ended March 31, 2000, the Federal Reserve Bank of New York increased its overnight borrowing rate by 25 basis points on two different occasions, moving from a beginning rate of 5.50% to an ending rate of 6.0%. This rate was subsequently increased an additional 50 basis points during the period April 2000 through December 2000 to 6.5%, which is where it stood at December 31, 2000. During the period January 1, 2001 through June 30, 2001, the Federal Reserve Bank of New York reduced its federal funds borrowing rate on six different occasions, moving from the beginning overnight borrowing rate of 6.5% to 3.75% as of June 30, 2001. Because the majority of our interest earning assets and interest bearing liabilities do not reprice daily, we experience delays in recognizing the effects of interest rate movements. As a result, despite the significant reductions in interest rates by the Federal Reserve Bank of New York, which have brought the overnight borrowing rate at June 30, 2001 below its level at June 30, 2000, our overall yield on interest earning assets and cost on interest bearing liabilities were higher during the year ended June 30, 2001 than the year ended June 30, 2000. However, since our liabilities typically reprice more rapidly than our assets, we did experience significant benefits to our net interest spread and margin from the interest rate decreases during the quarter ended June 30, 2001. See "Qualitative and Quantitative Disclosures About Market Risk." Assuming the continuance of the current interest rate environment, we expect to experience a lower average cost of funds in the upcoming fiscal year.

Interest Income. Interest income for the year ended June 30, 2001, was $181.6 million, an increase of $16.0 million from $165.6 million during the year ended June 30, 2000. The increase in interest income was attributable to increased interest income on real estate loans of $21.3 million. The increase in interest income on real estate loans was attributable primarily to an increase of $256.1 million in the average balance of real estate loans, resulting from $398.3 million of real estate loans originated during the twelve-month period ended June 30, 2001. Partially offsetting the increase in interest income on real estate loans was a decline of $1.5 million in income on other interest earning assets (comprised of federal funds sold, commercial paper, and FHLBNY capital stock). This decline resulted from a decline in the average balance of these assets of $29.0 million, as we maintained a higher than normal level of investment in these short-term assets during the quarter ended December 31, 1999 for liquidity purposes. See "Liquidity and Capital Resources." Interest income on mortgage-backed securities declined $1.9 million, reflecting a decline of $38.2 million in average balance, and interest income on investment securities declined $1.9 million, reflecting a decline in average balance of $31.3 million. These declines in average balance resulted from our ongoing shift in composition of interest earning assets towards real estate loans. The average balance of these securities during the year ended June 30, 2001 was below its level during the comparable period of the previous year due to a decline in purchase activity and balance in these securities during the period April 2000 through December 2000. See "Capital Leverage Strategy."

Overall, the average yield on interest-earning assets increased 19 basis points from 7.22% during the year ended June 30, 2000 to 7.41% during the year ended June 30, 2001. The increase was attributable primarily to increases in the average yield of 10 basis points on real estate loans, 14 basis points on mortgage-backed securities and 31 basis points on other interest earning assets, resulting primarily from general market interest rate increases during the period April 2000 through December 2000. The average interest rate on real estate loan originations during the year ended June 30, 2001 was 7.75%, compared to 7.69% during the year ended June 30, 2000, reflecting the increase in general market interest rates during the period April 2000 through December 2000. The ongoing shift in composition of interest earning assets away from investment and mortgage-backed securities and towards real estate loans also had a beneficial impact on the average yield of interest earning assets during the year ended June 30, 2001.

Interest Expense. Interest expense increased $15.2 million, to $114.0 million during the year ended June 30, 2001, from $98.8 million during the year ended June 30, 2000. This increase resulted primarily from increased interest expense of $9.9 million on borrowed funds, which resulted from both an increase in the average balance of $88.3 million during the year ended June 30, 2001 compared to the year ended June 30, 2000, and an increase in the average cost of borrowed funds of 47 basis points. The increase in the average balance of borrowed funds resulted from the growth in FHLBNY advances from $250.0 million at June 30, 1999 to $542.5 million at June 30, 2001. While much of this growth occurred during the period July 1, 1999 through June 30, 2000 as part of our capital leverage strategy, the full effect of this growth was recognized in the average balance computation for the year ended June 30, 2001, while only a portion of the growth was recognized in the computation of average balance for the year ended June 30, 2000. In addition, average borrowings grew as a result of the $25.0 million in subordinated debt added on April 12, 2000, at a stated annual coupon of 9.25%. The subordinated notes contributed $2.4 million to interest expense during the year ended June 30, 2001. The increase in average cost of borrowed funds reflects both prepayment penalty charges of $766,000, and the overall increase in interest rates during the period April 2000 through December 2000. Further, interest expense on money market accounts increased $4.2 million, resulting from both an increase of $95.5 million in the average balance and an increase of 12 basis points in average cost of these deposits during the year ended June 30, 2001 compared to the same period of the prior year. The increase in average balance and average cost of money market accounts reflects the growth of these accounts from ongoing interest rate promotions during the period July 1, 1999 through June 30, 2001. Interest expense on certificates of deposits also increased $1.7 million, which resulted from an increase of 23 basis points in the average cost of these deposits, reflecting the overall increase in interest rates during the period April 2000 through December 2000. Interest expense on savings accounts declined $644,000 due a decline in average balance in these accounts of $29.8 million, with much of these funds being moved to money market accounts.

Provision for Loan Losses. The provision for loan losses was $740,000 during the year ended June 30, 2001, compared to $240,000 during the year ended June 30, 2000. During the quarter ended December 31, 2000, an additional provision of $500,000 was recorded related to a recent troubled-debt restructuring loan. Otherwise, our overall asset quality remained relatively stable. See "Asset Quality." The remaining loan loss provision of $240,000 during the period reflects both our response to continued growth in real estate loans and our recognition of slight increases in delinquent and impaired loans. The allowance for loan losses increased $674,000 during the year ended June 30, 2001, as the loan loss provision of $740,000 exceeded net charge-offs of $66,000 during the period.

Non-Interest Income. Non-interest income increased $4.2 million to $9.3 million during the year ended June 30, 2001, from $5.0 million during the year ended June 30, 2000. The increase resulted primarily from an increase of $2.6 on the gain on the disposal of securities and other assets. During the year ended June 30, 2001, we recorded a net gain on the sale of equity investments of $1.0 million. During the year ended June 30, 2000, we recorded net losses of $2.6 million associated with the sales of investments and mortgage-backed securities, which were partially offset by a gain of $1.2 million on the sale of deposits at the Gates Avenue, Brooklyn branch. Additionally, our investment in Bank Owned Life Insurance (referred to as "BOLI"), which was instituted in May 2000, contributed an additional $1.9 million to other non-interest income during the year ended June 30, 2001. Loan prepayment fees, a component of other non-interest income, declined $657,000, to $741,000 during the year ended June 30, 2001 compared to $1.4 million during the year ended June 30, 2000, as a result of interest rate increases which occurred from January 2000 through June 2000, but were partially offset by increased bank retail fee income (a component of service charges and other fees) of $343,000 during this period, which resulted from increased deposit activities, and both a new customer debit card services instituted during the most recent fiscal year.

Non-Interest Expense. Non-interest expense increased $1.1 million, from $34.0 million during the year ended June 30, 2000, to $35.1 million during the year ended June 30, 2001.

Salary and employee benefits remained relatively constant during the fiscal year ended June 30, 2001. Benefit plan restructurings, which became effective on July 1, 2000, provided declines of $2.2 million in salaries and employee benefits expense during the year ended June 30, 2001. During the year ended June 30, 2000, in conjunction with this restructuring, a non-recurring reduction in expense of $1.4 million was recorded related to the curtailment gain resulting from the freezing of benefits accrued under the retirement plan. The restructurings also contributed to the decline in ESOP expense of $1.1 million as the amortization period associated with the ESOP expense was increased, thus lowering the annual ESOP expense. Offsetting these declines were increases in salaries resulting from base pay and staff increases and 401(k) plan expenses, as 401(k) plan contributions were reinstated effective July 1, 2000.

Occupancy and equipment expense increased $342,000, due primarily to increased rental, utility and branch property costs on our branch offices that aggregated approximately $154,000 during the year ended June 30, 2001 compared to the year ended June 30, 2000. In addition, we experienced increased depreciation expense of $99,000 during the year ended June 30, 2001, due to the accelerated depreciation of computer equipment acquired from Financial Bancorp, Inc. in January 1999. This accelerated depreciation resulted from our revised estimate of the estimated useful life of the equipment.

Federal deposit insurance premiums declined $107,000 during the year ended June 30, 2001 compared to June 30, 2000. Data processing costs increased $151,000 during the year ended June 30, 2001, due to an increase in loan and deposit activity during the period, and other expenses increased $743,000 due primarily to increased advertising and direct marketing expenses of $318,000.

Income Tax Expense. Income tax expense increased $604,000, during the year ended June 30, 2001 compared to the year ended June 30, 2000, due to an increase in pre-tax income of $3.5 million. Partially offsetting the pre-tax income during the period was a decline in our effective tax rate from 40.5% to 38.5%, due to additional tax benefits associated with activities of subsidiary companies as well as the favorable tax status on income associated with our recent BOLI investment.

Comparison of the Operating Results for the Fiscal Year Ended June 30, 2000 and 1999

General. Net income increased $2.5 million to $22.4 million during the fiscal year ended June 30, 2000, compared to $19.9 million during the year ended June 30, 1999. The increase in net income resulted from increases of $8.6 million in net interest income, which was partially offset by a decrease of $1.4 million in non-interest income and increases of $3.5 million in non-interest expense and $1.2 million in income tax expense.

Net interest income. Net interest income for the year ended June 30, 2000 increased $8.6 million to $66.8 million from $58.2 million during the year ended June 30, 1999. The increase was attributable primarily to an increase of $421.6 million in average interest-earning assets. The interest rate spread declined 13 basis points from 2.61% for the year ended June 30, 1999 to 2.48% for the year ended June 30, 2000, and the net interest margin declined 20 basis points from 3.11% to 2.91% during the same period.

The decline in interest rate spread and interest margin both reflect the $344.3 million increase in average borrowed funds, which possess a higher average cost than deposits, and the ongoing effects of our continued capital leverage strategy. The interest rate differential between assets and underlying liabilities under the capital leverage strategy are significantly less than the interest rate differential between our other interest-earning assets and interest-bearing liabilities. While we recently reduced our new activity related to the capital leverage strategy, the average balance of the capital leverage assets increased $73.0 million during the fiscal year ended June 30, 2000, due to the retention of a significant portion of the leverage growth accumulated during the fiscal years ended June 30, 1998 and 1999. The declines in interest rate spread and net interest margin also reflect the decline of 29 basis points in the average yield on real estate loans. The effects of interest rate increases by the Federal Reserve only minimally impacted the yield on our real estate loans during the fiscal year ended June 30, 2000, since real estate loans, on average, have a longer term to repricing than our other interest-earning assets. Also contributing to the decline in net interest margin was a reduction from 112.3% to 110.0% in the ratio of interest earning assets to interest bearing liabilities, which resulted from a reduction in interest earning assets funded by stockholders' equity (which bear no offsetting interest expense), as the percentage of stockholders' equity to total assets has declined due to ongoing capital leverage and stock repurchase activities.

Interest Income. Interest income for the fiscal year ended June 30, 2000, was $165.6 million, an increase of $30.2 million from $135.4 million during the fiscal year ended June 30, 1999. The increase in interest income was primarily attributable to increased interest income on real estate loans of $26.9 million, on mortgage backed securities of $1.1 million, and other interest income (comprised of commercial paper, federal funds sold and FHLBNY capital stock income) of $3.2 million. The increase in interest income on real estate loans was attributable primarily to an increase of $397.7 million in the average balance of real estate loans, resulting from $486.4 million of real estate loans originated during the fiscal year ended June 30, 2000. The average balance of other interest earning assets increased $48.6 million due to an increase in liquid securities maintained near December 31, 1999, due to liquidity concerns related to the Year 2000, as well as an increase of $17.2 million in average balance of FHLBNY capital stock. The average yield on mortgage backed securities and other interest earnings assets increased by 29 basis points and 48 basis points, respectively due to recent general increases in interest rates. Overall, the yield on interest-earning assets declined 2 basis points from 7.24% during the fiscal year ended June 30, 1999 to 7.22% during the fiscal year ended June 30, 2000. The decline was attributable primarily to a decline in average yield on real estate loans of 29 basis points, reflecting continued competition on lending in our local market. Further, since real estate loans, on average, have a longer term to repricing than our other interest-earning assets, the effects of recent market interest rate increases take longer to impact their overall yield. In addition, the yield on real estate loans during the most recent fiscal year experienced the delayed effect of high prepayment activity which occurred during the fiscal year ended June 30, 1999, which lowered the overall portfolio yield. We expect the effects of recent interest rate increases and slower prepayment levels to be recognized more fully in the overall real estate loan portfolio yield during the fiscal year ended June 30, 2001.

Interest Expense. Interest expense increased $21.6 million, to $98.8 million during the fiscal year ended June 30, 2000, from $77.2 million during the fiscal year ended June 30, 1999. This increase resulted primarily from increased interest expense of $21.0 million on borrowed funds, which resulted from an increase in the average balance of $344.3 million during the fiscal year ended June 30, 2000, compared to the fiscal year ended June 30, 1999. The increase in the average balance of borrowed funds resulted primarily from growth of $305.0 million in FHLBNY advances during the period July 1, 1999 to June 30, 2000. The FHLBNY advances are generally medium-term interest-bearing liabilities, which are utilized to fund loan originations and replace deposit outflows. Additionally, the interest expense on NOW, Super Now and Money Market accounts increased $2.9 million due to increased average balance and cost related to our recent money market promotion. This increase was partially offset by a decline in interest expense on certificates of deposits of $2.4 million, which resulted from a reduction of 31 basis points in average cost on certificates of deposits, which resulted from the cessation of deposit rate promotions that we maintained from July 1997 to June 1998. The average cost of interest-bearing liabilities increased 11 basis points to 4.74% during the year ended June 30, 2000, from 4.63% during the fiscal year ended June 30, 1999, due primarily to the increase in the average cost of borrowed funds of 18 basis points during the period.

Provision for Loan Losses. The provision for loan losses was $240,000 during both the fiscal years ended June 30, 2000 and 1999. See "Asset Quality." The increase in non-performing loans of $1.4 million during the fiscal year ended June 30, 2000, resulted solely from the addition of one multi-family loan totaling $1.6 million to non-performing loans in June 2000. This loan entered non-performing status as a result of the unanticipated deterioration of a portion of the underlying collateral, and not as a result of real estate market declines. Excluding this loan, non-performing loans experienced general decline during the fiscal year ended June 30, 2000, reflecting continued stability in the local real estate market. The allowance for loan losses declined $296,000 during the fiscal year ended June 30, 2000, as net charge-offs of $536,000 exceeded the provision of $240,000 during the period. Of the total net charge-offs during the fiscal year ended June 30, 2000, $454,000 related to a loan pool participation investment acquired from FIBC. Upon consummating the FIBC acquisition, we provided reserves within our overall loan loss allowance in anticipation of this potential loss on the loan pool investment. After attempting to recover this portion of the total investment, we determined in November, 1999, that it would not be collectible and should be charged-off. While we have continued our loan loss provisions in response to our continued growth in real estate loans, we have allowed our allowance for loan losses to decline as a percentage of loans due to the continuation of low charge-off and non-performing loan to average loan percentages.

Non-Interest Income. Non-interest income declined $1.4 million to $5.0 million during the fiscal year ended June 30, 2000, from $6.4 million during the fiscal year ended June 30, 1999. The net gain or loss on sales of investment and mortgage-backed securities and other assets, declined $2.4 million during this period, as a net loss of $1.6 million was recorded during the fiscal year ended June 30, 2000, compared to a net gain of $804,000 recorded during the fiscal year ended June 30, 1999. The securities sales transactions during the fiscal year ended June 30, 1999, which resulted in a net gain of $668,000, related primarily to disposals of equity investments which we felt were at attractive sales values. The securities sales transactions during the fiscal year ended June 30, 2000, which resulted in a net loss of $2.6 million, were made primarily to generate additional liquidity at December 31, 1999, related to possible increased deposit outflows resulting from consumer concerns over the Year 2000, as well as the re-positioning of assets in response to interest rate increases during the most recent fiscal year. See "Liquidity and Capital Resources." The loss on the sale of securities during the fiscal year ended June 30, 2000, was partially offset by a gain of $1.2 million on the sale of deposits formerly housed at our Gates Avenue, Brooklyn branch. In addition, other income also decreased $189,000, due primarily to a reduction of $566,000 in prepayment penalty income, as increased interest rates during the most recent fiscal year have substantially reduced the level of loan prepayment activity.

Offsetting these decreases was an increase in service charges and fees of $1.2 million due mainly to increased service fees and charges on deposits of $984,000, resulting primarily from adjustments in our deposit fee and service charges and the addition of the five branches acquired from FIBC.

Non-Interest Expense. Non-interest expense increased $3.5 million, from $30.5 million during the fiscal year ended June 30, 1999, to $34.0 million during the fiscal year ended June 30, 2000. The increase in non-interest expense reflects increases of $270,000 related to salaries and benefits expense, $756,000 related to occupancy and equipment expense, $340,000 related to data processing costs, $1.2 million related to goodwill amortization, and $1.4 million related to other expenses. Excluding a non-recurring reduction in compensation expense of $1.4 million, which related to a gain on the curtailment of our defined benefit pension plan, salaries and benefits would have increased $1.6 million and non-interest expense would have increased by $4.9 million during the fiscal year ended June 30, 2000 compared to 1999.

A significant portion of the increase in salaries and benefits and occupancy and equipment expenses resulted from the addition of new employees, property and equipment in the FIBC acquisition. The remaining salary and benefit expense increase reflects base salary and staff increases during the past fiscal year. The remaining increase in occupancy and equipment expense reflects non-recurring real estate tax refunds of $190,000 on branch properties, which were recorded as a reduction of occupancy and equipment expense during the fiscal year ended June 30, 1999.

Increased data processing costs of $340,000 resulted from additional systems activity related to growth in both loan activity due to originations over the past twelve months and deposit activity related to the acquisition of the five branches from FIBC.

The increase in goodwill amortization expense of $1.2 million and core deposit intangible expense of $460,000 (included in other expense), resulted from goodwill of $44.2 million and core deposit intangible of $4.9 million added in the FIBC acquisition, for which five months of amortization expense are reflected during the fiscal year ended June 30, 1999, compared to a full year of amortization expense reflected in the fiscal year ended June 30, 2000. The increase in other expenses resulted primarily from increased supplies, postage and telephone expenses associated with operations of the branches acquired from FIBC, and increased advertising expenses associated with recent customer promotions.

Income Tax Expense. Income tax expense increased $1.2 million, or 9%, during the fiscal year ended June 30, 2000 compared to the fiscal year ended June 30, 1999, due primarily to the increase of $3.7 million, or 11%, in pre-tax income during the same period. Our effective tax rate declined slightly during this period, as additional tax benefits realized during the fiscal year ended June 30, 2000, associated with activities of subsidiary companies, were offset by a decline in non-recurring income tax benefits from $398,000 during the fiscal year ended June 30, 1999 to $256,000 during the fiscal year ended June 30, 2000. These income tax recoveries are related to adjustments associated with reconciling the recorded income tax expense to the income tax expense reflected in the subsequent tax return filing for the respective prior year.

Impact of Inflation and Changing Prices

The Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of our operations. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Impact of Recent Accounting Standards

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities" as amended in June, 1999 by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June, 2000, by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS 133). SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. SFAS 133 became effective for the Company on July 1, 2000. No adjustment was required as a result of the change in accounting principle.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS 140") replacing Financial Accounting Standards Board Statement No. 125. SFAS 140 revises the standard for accounting and reporting for transfers and servicing of financial assets such as receivables, loans and securities, factoring transactions, wash sales, servicing assets and liabilities, collateralized borrowing arrangements, securities lending transactions, repurchase agreements, loan participations, and extinguishments of liabilities. The new standard is based on consistent application of a financial-components approach that recognizes the financial and servicing assets a company controls and the liabilities a company has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS 140 provides consistent guidelines for distinguishing transfers of financial assets from transfers that are secured borrowings. SFAS 140 is effective for transfers, servicing or extinguishments occurring after March 31, 2001, except certain provisions relating to the accounting and disclosure for secured borrowings and collateral for which the effective date is June 30, 2001. Adoption of SFAS 140 did not have a material impact upon the Company's consolidated financial statements.

Upon adoption of the provisions of SFAS 140 relating to the accounting and disclosures for secured borrowings and collateral, the Company reclassified investment securities and mortgage backed securities which are pledged to secure borrowings and for which the secured party has the right to sell or repledge the collateral to encumbered securities on its statement of financial position. The adoption of the remaining provisions of SFAS 140 did not have a material impact upon the Company's consolidated financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS 141"). SFAS 141 establishes new standards for accounting and reporting requirements for business combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations, and prohibits use of the pooling-of-interest method of accounting for business combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," ("SFAS 142"). SFAS 142, which supercedes APB Opinion No. 17, "Intangible Assets," establishes new standards for goodwill acquired in a business combination. SFAS 142 eliminates amortization of goodwill and instead requires a transitional goodwill impairment test to be performed six months from the date of adoption and an annual impairment test be performed thereafter. The Company adopted SFAS No. 142 effective July 1, 2001. As of July 1, 2001, the Company had goodwill of $55,638 which is subject to the transitional goodwill impairment test. The Company has not yet determined if any impairment charges will result from the adoption of this statement. During the fiscal year ended June 30, 2001, goodwill amortization expense totaled $4.6 million, or $0.41 per diluted share.

Item 7A - Quantitative and Qualitative Disclosure About Market Risk

As a financial institution, our primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of our assets and liabilities, and the market value of all interest-earning assets, other than those which possess a short term to maturity. During the years ended June 30, 2000 and 1999 and the period July 1, 2000 through December 31, 2000, we operated under a challenging interest rate environment, which features little difference between rates offered on short-term and long-term investments. Under this "flat yield curve environment," financial institutions often experience both increased interest rate competition related to loan originations, and above-average prepayment activities related to mortgage-backed investments, both of which adversely impact long-term profitability. The flat yield curve environment experienced during this period was a primary factor in the continued reduction of our interest rate spread. During the period January 1, 2001 through June 30, 2001, a series of decreases in short-term interest rates by the Federal Reserve Bank of New York, resulted in a widening gap between the short-term and long-term investments. This interest rate environment favorably impacted our net interest spread and margin during this period, particularly during the quarterly period ended June 30, 2001.

Since a substantial majority of our interest-earning assets and interest-bearing liabilities are located at the Bank, virtually all of our interest rate risk exposure lies at the Bank level. As a result, all of our significant interest rate risk procedures are performed at the Bank level. Based upon our nature of operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio, concentrated primarily within New York City, is subject to risks associated with the local economy. See "Asset Quality." In addition, we do not own any trading assets, nor did we engage in any hedging transactions utilizing derivative instruments (such as interest rate swaps and caps) during the fiscal year ended June 30, 2001, and did not have any such hedging transactions in place at June 30, 2001. In the future, we may, with Board approval, engage in hedging transactions utilizing derivative instruments.

Our interest rate risk management strategy is designed to stabilize net interest income and preserve capital over a broad range of interest rate movements and has three primary components:

Assets. Our largest single asset type is the adjustable-rate multi-family real estate loan. Multi-family loans typically carry a shorter average term to maturity than one-to four-family residential loans, thus significantly reducing the overall level of interest rate risk. Approximately 84.4% of multi-family loans originated during the year ended June 30, 2001, were adjustable rate, with repricing typically occurring after five or seven years, compared to 84.5% during the previous year. In addition, we have sought to include various types of adjustable-rate single-family (including cooperative apartment) whole loans and adjustable and floating-rate investment securities in our portfolio, which generally have repricing terms of three years or less. At June 30, 2001, adjustable-rate whole loans totaled $1.38 billion, or 50.6% of total assets, and adjustable-rate investment securities (CMO's, REMIC's, mortgage-backed securities issued by GSEs and other securities) totaled $126.3 million, or 4.6% of total assets. At June 30, 2000, adjustable-rate whole loans totaled $1.21 billion, or 48.2% of total assets, and adjustable-rate securities totaled $148.9 million, or 6.0% of total assets.

Deposit Liabilities. As a traditional community-based savings bank we are largely dependent upon our base of competitively priced core deposits (consisting of all deposits except certificates of deposit) to provide stability on the liability side of the balance sheet. We have retained many loyal customers over the years through a combination of quality service, convenience, and a stable and experienced staff. Core deposits, at June 30, 2001, were $737.2 million, or 51.6% of total deposits. The balance of certificates of deposit as of June 30, 2001 was $691.2 million, or 48.4% of total deposits, of which $517.5 million, or 74.9% mature within one year. Depending on market conditions, we generally price our certificates of deposit in an effort to encourage the extension of the average maturities of deposit liabilities beyond one year. During the fiscal years ended June 30, 2000 and 1999, we experienced significant runoff in higher-cost certificate of deposit accounts that related to specific rate promotions offered in previous periods. Excluding this decrease, we experienced a strong retention rate on maturing certificates of deposit during the fiscal years ended June 30, 2001, 2000 and 1999.

Wholesale Funds. In June 2000, we received approval from our Board to accept brokered deposits as a source of funds. We accepted $2.0 million any such deposits during the fiscal year ended June 30, 2001. The Bank is a member of the FHLBNY which provides it with a borrowing line equal to $802.4 million. The Bank borrows from the FHLBNY for various purposes. At June 30, 2001, the Bank had outstanding advances of $560.0 million with the FHLBNY.

GAP Analysis

We actively manage interest rate risk through the use of a simulation model which measures the sensitivity of future net interest income and the net portfolio value to changes in interest rates. In addition, we regularly monitor interest rate sensitivity through GAP Analysis, which measures the terms to maturity or next repricing date of interest-earning assets and interest-bearing liabilities.

The following table sets forth the amounts of our consolidated interest-earning assets and interest-bearing liabilities, outstanding at June 30, 2001, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown repricing or maturing during a particular period reflect the earlier of term to repricing or term to repayment of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at June 30, 2001 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For purposes of presentation in the following table, we utilized our historical deposit decay rate experience, which for savings accounts was 13% in the one year or less category. For NOW and Super NOW accounts and money market accounts, we utilized the most recent decay rates published by the OTS, which, in the one year or less category, were 37% and 79%, respectively. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated early payoffs of adjustable- and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. The amounts attributable to mortgage-backed securities reflect principal balances expected to be redeployed and/or repriced as a result of anticipated principal repayments, and as a result of contractual rate adjustments on adjustable-rate mortgage-backed securities.

At June 30, 2001	3 Months or Less	More than 3 Months to 6 Months	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Non-interest bearing	Total
(Dollars in Thousands)
Interest earning Assets (1):
Mortgages and other loans	$79,149	$82,169	$149,037	$442,218	$625,728	$582,060	$-	$1,960,361
Investment securities	4,251	8,050	12,071	54,338	55	16,376	-	95,141
Mortgage-backed securities (2)	52,380	52,380	104,761	116,722	68,311	43,893	-	438,447
Federal funds sold	36,619	-	-	-	-	-	-	36,619
FHLB capital stock	44,382	-	-	-	-	-	-	44,382
Total interest earning assets	216,781	142,599	265,869	613,278	694,094	642,329	-	2,574,950
Less:
Allowance for loan losses	-	-	-	-	-	-	(15,459)	(15,459)
Net interest-earning assets	216,781	142,599	265,869	613,278	694,094	642,329	(15,459)	2,559,491
Non-interest-earning assets	-	-	-	-	-	-	162,253	162,253
Total assets	$216,781	$142,599	$265,869	$613,278	$694,094	$642,329	$146,794	$2,721,744
Interest-bearing Liabilities
Savings Accounts	$11,910	$11,501	$23,077	$73,546	$55,605	$172,344	$-	$347,983
NOW and Super NOW accounts	2,382	2,162	3,742	8,503	2,631	6,334	-	25,754
Money market accounts	58,491	46,939	67,898	58,408	30,634	33,787	-	296,157
Certificates of Deposit	176,159	155,009	186,317	153,516	19,802	390	-	691,193
Borrowed funds	190,750	66,293	115,130	384,839	167,000	46,276	-	970,288
Subordinated notes	-	-	-	-	-	25,000		25,000
Interest-bearing escrow	-	-	-	-	-	2,253	-	2,253
Total interest-bearing liabilities	439,692	281,904	396,164	678,812	275,672	286,384	-	2,358,628
Checking accounts	-	-	-	-	-	-	67,345	67,345
Other non-interest bearing liabilities	-	-	-	-	-	-	68,655	68,655
Stockholders' equity	-	-	-	-	-	-	227,116	227,116
Total liabilities and stockholders' equity	$439,692	$281,904	$396,164	$678,812	$275,672	$286,384	$363,116	$2,721,744
Interest sensitivity gap per period	$(222,911)	$(139,305)	$(130,295)	$(65,534)	$418,422	$355,945	$-
Cumulative interest sensitivity gap	$(222,911)	$(362,216)	$(492,511)	$(558,045)	$(139,623)	$216,322	$-
Cumulative interest sensitivity gap as a percent of total assets	(8.19)%	(13.31)%	(18.10)%	(20.50)%	(5.13)%	7.95%	-
Cumulative total interest-earning assets as a percent of cumulative total interest bearing liabilities	49.30%	49.80%	55.94%	68.94%	93.26%	109.17%	-

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

Our balance sheet is primarily comprised of assets which mature or reprice within five years, with a significant portion maturing or repricing within one year. In addition, our deposit base is comprised primarily of savings accounts, and certificates of deposit with maturities of two years or less. At June 30, 2001, our interest-bearing liabilities maturing or repricing within one year totaled $1.12 billion, while interest-earning assets maturing or repricing within one year totaled $625.2 million, resulting in a negative one-year interest sensitivity gap of $492.5 million, or 18.1% of total assets. The decrease in the level of the negative one-year interest sensitivity gap resulted from a significant reduction in the level of borrowings maturing or callable within one year or less. In comparison, at June 30, 2000, we had a negative one-year interest sensitivity gap of $586.0 million, or 23.4% of total assets.

Under interest rate scenarios other than that which existed on June 30, 2001, the gap ratio for our assets and liabilities could differ substantially based upon different assumptions about how core deposit decay rates and loan prepayments would change. For example, our interest rate risk management model assumes that in a rising rate scenario, by paying competitive rates on non-core deposits, a large share of core deposits will transfer to certificates of deposit and be retained, although at higher cost to us. Also, loan and mortgage-backed security prepayment rates would be expected to slow, as borrowers postpone property sales or loan refinancings until rates again decline.

Interest Rate Risk Exposure Compliance

Increases in the level of interest rates also may adversely affect the fair value of our securities and other interest earning assets. Generally, the fair value of fixed-rate instruments fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of our interest-earning assets, which could adversely affect our results of operations if they were to be sold, or, in the case of interest-earning assets classified as available for sale, reduce our stockholders' equity, if retained. Under Generally Accepted Accounting Principles ("GAAP"), changes in the unrealized gains and losses, net of taxes, on securities classified as available for sale will be reflected in our stockholders' equity through other comprehensive income. As of June 30, 2001, our securities portfolio included $521.6 million in securities classified as available for sale, which possess a gross unrealized gain of $7.5 million. Accordingly, due to the magnitude of our holdings of securities available for sale, changes in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in our stockholders' equity through other comprehensive income. We do not own any trading assets.

On a quarterly basis, an interest rate risk exposure compliance report is prepared and presented to our Board of Directors. This report, prepared in accordance with Thrift Bulletin 13a issued by the OTS, presents an analysis of the net portfolio value resulting from an increase or decrease in the level of interest rates. The calculated estimates of net portfolio value are compared to current limits established by management and approved by the Board of Directors.

We continue to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at June 30, 2000. In order to better comply with the standards established by the OTS, the Board of Directors approved the following changes in net portfolio value ("NPV") limits effective April 19, 2001:
Change in Interest Rate (In Basis Points)	Previous NPV Limit	Current NPV Limit
-300	7.00%	8.00%
-200	6.50	8.00
-100	6.00	8.00
Flat (Base)	5.50	8.00
+100	5.00	7.00
+200	4.50	6.00
+300	4.00	5.00

The following is a summary of the Bank's interest rate risk exposure report as of June 30, 2001:
Net Portfolio Value	Portfolio Value of Assets

	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Sensitivity Change
Change in Interest Rate
+ 200 Basis Points	205,886	(79,947)	(27.97)%	7.77%	(2.60)%
+ 100 Basis Points	250,044	(35,789)	(12.52)	9.24	(1.13)
Flat Rate	285,833	-	-	10.37	-
- 100 Basis Points	305,656	19,823	6.94	10.94	0.57
- 200 Basis Points	340,369	54,536	19.08	11.95	1.58

The model utilized to generate the net portfolio values presented above makes various estimates regarding cash flows from principal repayments on loans and mortgage-backed securities and/or call activity on investment securities and borrowings at each level of interest rate change. Actual results could differ significantly from these estimates which would result in significant differences in the calculated projected net portfolio value. In addition, the limits stated above do not necessarily represent the net portfolio value level under which we would undertake specific measures to realign our portfolio in order to increase the net portfolio value.

Our net portfolio value ratio of 10.37% in a flat rate scenario and 7.77% in the +200 basis point rate shock scenario, as well as the sensitivity measure of negative 2.60% in the +200 basis point rate shock scenario as of June 30, 2001, have improved from the June 30, 2000 results of 9.56% net portfolio value ratio in a flat rate scenario, 6.82% in the +200 basis point rate shock scenario and the sensitivity measure of negative 2.74% in the +200 basis point rate shock scenario. These improvements are a result of a variety of factors including a decline in short-term borrowings as a percentage of assets, and growth in core deposits funds.

Item 8. - Financial Statements and Supplementary Data

For our financial statements see index on page 59.

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of Our Company

Information regarding directors and executive officers of the Company is presented under the headings "Proposal 1 - Election of Directors - General, "-Information as to Nominees and Continuing Directors,""- Nominees for Election as Director," "-Continuing Directors," "-Meetings and Committees of the Board of Directors," "-Executive Officers," "-Directors' Compensation," "-Executive Compensation," and "-Section 16(a) Beneficial Ownership Reporting Compliance" in Our definitive Proxy Statement for its Annual Meeting of Shareholders to be held on November 15, 2001 (the "Proxy Statement") which will be filed with the SEC within 120 days of June 30, 2001, and is incorporated herein by reference.

Item 11. - Executive Compensation

Information regarding executive and director compensation is presented under the headings "Election of Directors - Directors' Compensation," "-Executive Compensation," "- Summary Compensation Table," "Employment Agreements," "- Employee Retention Agreements," "- Employee Severance Compensation Plan," and "- Benefits," in the Proxy Statement and is incorporated herein by reference.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

See index to Consolidated financial statements on page 59.

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8 "Financial Statements and Supplementary Data."

(b) Reports on Form 8-K Filed During the Quarter Ended June 30, 2001.

None.

(c) Exhibits Required by Section 6.01 of the Securities Exchange Commission Regulation S-K.

See Index of Exhibits on page 94.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, as amended, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on September 28, 2001.

Dime Community Bancshares, Inc.

By: /s/ VINCENT F. PALAGIANO

Vincent F. Palagiano

Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.
Name	Title	Date
/s/ VINCENT F. PALAGIANO Vincent F. Palagiano	Chairman of the Board and Chief Executive Officer (Principal executive officer)	September 28, 2001
/s/ MICHAEL P. DEVINE Michael P. Devine	President and Chief Operating Officer and Director	September 28, 2001
/s/ KENNETH J. MAHON Kenneth J. Mahon	Executive Vice President, and Chief Financial Officer (Principal financial officer)	September 28, 2001
/s/ ANTHONY BERGAMO Anthony Bergamo	Director	September 28, 2001
/s/ GEORGE L. CLARK, JR. George L. Clark, Jr.	Director	September 28, 2001
/s/ STEVEN D. COHN Steven D. Cohn	Director	September 28, 2001
/s/ PATRICK E. CURTIN Patrick E. Curtin	Director	September 28, 2001
/s/ JOSEPH H. FARRELL Joseph H. Farrell	Director	September 28, 2001
/s/ FRED P. FEHRENBACH Fred P. Fehrenbach	Director	September 28, 2001
/s/ JOHN J. FLYNN John J. Flynn	Director	September 28, 2001
/s/ MALCOLM T. KITSON Malcolm T. Kitson	Director	September 28, 2001
/s/ STANLEY MEISELS Stanley Meisels	Director	September 28, 2001
/s/ LOUIS V. VARONE Louis V. Varone	Director	September 28, 2001

CONSOLIDATED FINANCIAL STATEMENTS OF DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES.

INDEX
Page
Independent Auditors' Report
Consolidated Statements of Financial Condition at June 30, 2001 and 2000
Consolidated Statements of Operations for each of the years in the three year period ended June 30, 2001
Consolidated Statements of Stockholders' Equity and Comprehensive Income for each of the years in the three year period ended June 30, 2001
Consolidated Statements of Cash Flows for each of the years in the three-year period ended June 30, 2001
Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Stockholders and the Board of Directors of

Dime Community Bancshares, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Dime Community Bancshares, Inc. and Subsidiaries (the ''Company'') as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCH LLP

New York, New York

August 17, 2001

(August 21, 2001 as to the effects of the stock-split described in Note 23)

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share amounts)

June 30,	2001	2000
ASSETS:
Cash and due from banks	$25,319	$15,371
Federal funds sold and short-term investments	36,619	9,449
Investment securities held-to-maturity (estimated fair value of $3,819 and $17,351 at June 30, 2001 and 2000, respectively) (Note 4):
Encumbered	1,284	3,554
Unencumbered	2,500	13,935
	3,784	17,489
Investment securities available for sale, (Note 4)
Encumbered	-	23,530
Unencumbered	91,357	97,591
	91,357	121,121
Mortgage-backed securities held-to-maturity (estimated fair value of $8,326 and $13,263 at June 30, 2001 and 2000, respectively) (Note 5):
Encumbered	7,425	11,580
Unencumbered	735	1,749
	8,160	13,329
Mortgage-backed securities available for sale:
Encumbered	421,925	416,902
Unencumbered	8,362	12,459
	430,287	429,361
Loans (Note 6):
Real estate	1,953,028	1,713,552
Other loans	7,333	7,648
Less allowance for loan losses (Note 7)	(15,459)	(14,785)
Total loans, net	1,944,902	1,706,415
Loans held for sale	-	100
Premises and fixed assets, net (Note 9)	14,640	14,771
Federal Home Loan Bank of New York capital stock (Note 10)	44,382	42,423
Other real estate owned, net (Note 7)	370	381
Goodwill (Note 3)	55,638	60,254
Other assets (Notes 15 and 16)	66,286	71,675
Total Assets	$2,721,744	$2,502,139
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors (Note 11)	$1,428,432	$1,219,148
Escrow and other deposits	39,960	35,161
Securities sold under agreements to repurchase (Note 12)	427,788	434,027
Federal Home Loan Bank of New York advances (Note 13)	542,500	555,000
Subordinated notes payable (Note 14)	25,000	25,000
Other liabilities (Note 16)	30,948	26,634
Total Liabilities	2,494,628	2,294,970
Commitments and Contingencies (Note 17)
Stockholders' Equity
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at June 30, 2001 and 2000)	-	-
Common stock ($0.01 par, 45,000,000 shares authorized, 14,657,438 shares and 14,583,765 shares issued at June 30, 2001 and 2000, respectively, and 11,328,989 and 11,664,174 shares outstanding at June 30, 2001 and 2000, respectively)	146	145
Additional paid-in capital	151,398	150,034
Retained earnings (Note 2)	150,264	133,769
Accumulated other comprehensive income (loss), net of deferred taxes	4,030	(6,309)
Unallocated common stock of Employee Stock Ownership Plan (Note 16)	(6,365)	(6,853)
Unearned common stock of Recognition and Retention Plan (Note 16)	(2,899)	(4,324)
Common stock held by Benefit Maintenance Plan (Note 16)	(2,659)	(1,790)
Treasury stock, at cost (3,328,449 shares and 2,919,591 shares at June 30, 2001 and 2000, respectively ) (Note 19)	(66,799)	(57,503)
Total Stockholders' Equity	227,116	207,169
Total Liabilities And Stockholders' Equity	$2,721,744	$2,502,139

See Notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

For the Years ended June 30,	2001	2000	1999

Interest income:
Loans secured by real estate	$139,788	$118,436	$91,569
Other loans	627	616	558
Investment securities	7,770	9,715	10,654
Mortgage-backed securities	28,881	30,750	29,683
Other	4,582	6,106	2,926

Total interest income	181,648	165,623	135,390

Interest expense:
Deposits and escrow	50,340	45,036	44,417
Borrowed funds	63,703	53,784	32,802
Total interest expense	114,043	98,820	77,219
Net interest income	67,605	66,803	58,171
Provision for loan losses	740	240	240

Net interest income after provision for loan losses	66,865	66,563	57,931

Non-interest income:
Service charges and other fees	4,422	4,065	2,823
Net gain (loss) on sales of loans	6	(11)	66
Net gain (loss) on sales and redemptions of securities, deposits and other assets	1,004	(1,567)	804
Other	3,860	2,556	2,745

Total non-interest income	9,292	5,043	6,438

Non-interest expense:
Salaries and employee benefits	13,703	12,635	12,365
ESOP and RRP compensation expense	2,988	4,095	4,517
Occupancy and equipment	4,081	3,739	2,983
Federal deposit insurance premiums	252	360	404
Data processing costs	1,807	1,656	1,316
Provision for losses on other real estate owned	17	25	16
Goodwill amortization	4,617	4,617	3,382
Other	7,631	6,888	5,510

Total non-interest expense	35,096	34,015	30,493

Income before income taxes	41,061	37,591	33,876
Income tax expense	15,821	15,217	14,015

Net income	$25,240	$22,374	$19,861

Earnings per Share:
Basic	$2.38	$1.98	$1.81
Diluted	$2.26	$1.90	$1.68

See Notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

(Dollars in thousands except per share data)
For the Years ended June 30,	2001	2000	1999

Common Stock (Par Value $0.01):
Balance at beginning of period	$145	$145	$145
Shares issued in exercise of options	1	-	-
Balance at end of period	146	145	145

Additional Paid-in Capital:
Balance at beginning of period	150,034	148,865	143,322
Issuance of common stock	-	-	3,327
Stock options exercised	792	2	468
Tax benefit of RRP shares	-	164	312
Amortization of excess fair value over cost - ESOP stock	572	1,003	1,436
Balance at end of period	151,398	150,034	148,865

Retained earnings:
Balance at beginning of period	133,769	119,100	105,158
Net income for the period	25,240	22,374	19,861
Cash dividends declared and paid	(8,745)	(7,705)	(5,919)
Balance at end of period	150,264	133,769	119,100

Accumulated other comprehensive income (loss), net:
Balance at beginning of period	(6,309)	(3,323)	2,763
Change in other comprehensive income (loss) during the period,
net of deferred taxes	10,339	(2,986)	(6,086)
Balance at end of period	4,030	(6,309)	(3,323)

Employee Stock Ownership Plan:
Balance at beginning of period	(6,853)	(8,016)	(9,175)
Amortization of earned portion of ESOP stock	488	1,163	1,159
Balance at end of period	(6,365)	(6,853)	(8,016)

Recognition and Retention Plan:
Balance at beginning of period	(4,324)	(6,040)	(6,963)
Common stock acquired by RRP	(503)	(212)	(999)
Amortization of earned portion of RRP stock	1,928	1,928	1,922
Balance at end of period	(2,899)	(4,324)	(6,040)

Treasury Stock:
Balance at beginning of period	(57,503)	(38,205)	(48,470)
Issuance of stock in acquisition	-	-	31,463
Purchase of treasury shares, at cost	(9,296)	(19,298)	(21,198)
Balance at end of period	(66,799)	(57,503)	(38,205)

Common Stock Held by Benefit Maintenance Plan:
Balance at beginning of period	(1,790)	(831)	(431)
Common stock acquired	(869)	(959)	(400)
Balance at end of period	(2,659)	(1,790)	(831)

Statements of Comprehensive Income
Net Income	25,240	22,374	19,861
Reclassification adjustment for securities sold, net of taxes of $447 $(1,194) and $263 during the years ended June 30, 2001, 2000 and 1999	(524)	1,402	(309)
Net unrealized securities gains (losses) arising during the period, net of taxes of $9,254, $(3,738) and $(4,921) during the years ended June 30, 2001, 2000 an 1999	10,863	(4,388)	(5,777)
Comprehensive Income	$35,579	$19,388	$13,775

See Notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In thousands)
For the Years ended June 30,	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$25,240	$22,374	$19,861
Adjustments to reconcile net income to net cash provided by operating activities
Net gain on investment and mortgage backed securities called	-	-	(113)
Net (gain) loss on investment and mortgage backed securities sold	(970)	2,599	(555)
Net (gain) loss on sale of loans held for sale	(6)	11	(66)
Net (gain) loss on sales and disposals of other assets	(34)	191	-
Net depreciation and amortization	1,024	716	1,660
ESOP and RRP compensation expense	2,988	4,095	4,517
Provision for loan losses	740	240	240
Goodwill amortization	4,617	4,617	3,382
Originations of loans held for sale	(943)	(1,258)	(6,468)
Proceeds from sales of loans held for sale	1,049	1,147	7,075
Increase in other assets and other real estate owned	(3,375)	(30,612)	(3,005)
Decrease in receivable for securities sold	-	-	18,008
Decrease in payable for securities purchased	-	-	(12,062)
Increase in other liabilities	4,314	6,012	6,617
Net cash provided by Operating Activities	34,644	10,132	39,091
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in short-term investments	(27,170)	1,562	37,618
Proceeds from maturities of investment securities held to maturity	3,270	4,220	4,830
Proceeds from maturities of investment securities available for sale	13,220	131,922	85,979
Proceeds from calls of investment securities held to maturity	10,500	10,000	41,660
Proceeds from calls of investment securities available for sale	30,675	2,400	30,268
Proceeds from sales of investment securities available for sale	2,227	39,867	9,373
Proceeds from sales of mortgage backed securities held to maturity	-	1,955	-
Proceeds from sales and calls of mortgage backed securities available for sale	-	64,937	-
Purchases of investment securities available for sale	(10,275)	(150,751)	(146,786)
Purchases of mortgage backed securities available for sale	(81,520)	(68,960)	(263,644)
Principal collected on mortgage backed securities held to maturity	5,169	7,532	23,822
Principal collected on mortgage backed securities available for sale	94,727	71,342	155,612
Net increase in loans	(239,227)	(338,395)	(241,114)
Cash disbursed in acquisitions, net of cash acquired	-	-	(33,644)
Purchases of fixed assets, net	(1,056)	(1,080)	(819)
Purchase of Federal Home Loan Bank stock	(1,959)	(14,142)	(15,417)
Net cash used in Investing Activities	(201,419)	(237,591)	(312,262)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in due to depositors	209,284	(27,913)	(21,978)
Net increase (decrease) in escrow and other deposits	4,799	(1,416)	19,893
(Decrease) increase in securities sold under agreements to repurchase	(6,239)	(47,633)	157,906
(Repayments) Proceeds from Federal Home Loan Bank of New York Advances	(12,500)	305,000	146,495
Proceeds from subordinated notes payable	-	25,000	-
Common stock issued for exercise of Stock Options and tax benefits of RRP	792	164	906
Purchase of common stock by the RRP and Benefit Maintenance Plan	(1,372)	(1,171)	(1,399)
Cash dividends paid to stockholders	(8,745)	(7,704)	(5,919)
Purchase of treasury stock	(9,296)	(19,298)	(21,198)
Net cash provided by Financing Activities	176,723	225,029	274,706
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	9,948	(2,430)	1,535
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	15,371	17,801	16,266
CASH AND DUE FROM BANKS, END OF PERIOD	$25,319	$15,371	$17,801
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$10,831	$12,800	$11,462
Cash paid for interest	$112,623	$97,421	$74,939
Transfer of loans to Other real estate owned	$228	$429	$342
Change in unrealized gain (loss) on available for sale securities, net of deferred taxes	$10,339	$(2,986)	$(6,086)

On January 21, 1999, the Bank acquired all of the outstanding common stock of Financial Bancorp, Inc. in exchange for a combination of cash and common stock of Dime Community Bancshares, Inc. In connection with this acquisition, the following assets were acquired and liabilities assumed:
Fair Value of Investments, Loans and Other Assets Acquired, net	$369,398
Dime Community Bancshares, Inc. Common Stock Issued	(34,664)
Cash paid	(33,251)
Deposits and Other Liabilities Assumed	$301,483

See Notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In Thousands Except Per Share Amounts)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Dime Community Bancshares, Inc. (the "Company" or "DCB"), is a Delaware corporation organized by The Dime Savings Bank of Williamsburgh (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on June 26, 1996. Presently, the significant assets of the Company are the capital stock of the Bank, the Company's loan to the Bank's ESOP, investments retained by the Company, and an investment real estate property owned through the Company's wholly-owned subsidiary, 842 Manhattan Avenue Corporation. The Company's liabilities are comprised primarily of short-term borrowings utilized to fund the purchase of mortgage-backed securities and a $25.0 million subordinated note payable maturing in May 2010. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.

The Bank was originally founded in 1864 as a New York State-chartered mutual savings bank. On November 1995, the Bank converted to a federal stock savings bank. The Bank has been, and intends to continue to be, a community-oriented financial institution providing financial services and loans for housing within its market areas. The Bank maintains its headquarters in the Williamsburgh section of the borough of Brooklyn, New York. Seventeen additional offices are located in the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County in New York.

Summary of Significant Accounting Policies - The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The following is a description of the significant policies:

Principles of Consolidation - The accompanying 2001, 2000 and 1999 consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, the Bank and 842 Manhattan Avenue Corp. All financial statements presented also include the accounts of the Bank's four wholly-owned subsidiaries, Havemeyer Equities Corp. (''HEC''), Boulevard Funding Corp. (''BFC''), Havemeyer Investments Inc. ("HII") and DSBW Residential Preferred Funding Corp. ("DRPFC"). 842 Manhattan Avenue Corp. owns and manages a real estate property which housed a former branch premise of Financial Bancorp, Inc. ("FIBC"), which the Company acquired on January 21, 1999 in connection with its acquisition of FIBC. DRPFC, established in March, 1998, invests in real estate loans and is intended to qualify as a real estate investment trust for federal tax purposes. BFC was established in order to invest in real estate joint ventures and other real estate assets. BFC has no investments in real estate at June 30, 2001, and is currently inactive. HEC was also originally established in order to invest in real estate joint ventures and other real estate assets. In June, 1998, HEC assumed direct ownership of DSBW Preferred Funding Corp. ("DPFC"). DPFC, established as a direct subsidiary of the Bank in March, 1998, invests in real estate loans and is intended to qualify as real estate investment trust for federal tax purposes. HEC has no other investments as of June 30, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investment Securities and Mortgage-Backed Securities - Purchases and sales of investments and mortgage-backed securities are recorded on trade date. Gains and losses on sales of investment and mortgage-backed securities are recorded on the specific identification basis.

SFAS No. 115, ''Accounting for Investments in Debt and Equity Securities'' (''SFAS 115'') requires that debt and equity securities that have readily determinable fair values be carried at fair value unless they are held to maturity. Debt securities are classified as held to maturity and carried at amortized cost only if the reporting entity has a positive intent and ability to hold these securities to maturity. If not classified as held to maturity, such securities are classified as securities available for sale or as trading securities. Unrealized holding gains or losses on securities available for sale are excluded from net income and reported net of income taxes as other comprehensive income. At June 30, 2001 and 2000, all equity securities are classified as available for sale.

The Company does not acquire securities for the purpose of engaging in trading activities.

Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value.

Allowance for Loan Losses - The Bank provides a valuation allowance for estimated losses inherent in the portfolio. The valuation allowance for estimated losses on loans is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, estimated value of underlying collateral and current economic conditions in the Bank's lending area. The allowance is increased by provisions for loan losses charged to operations and is reduced by charge-offs, net of recoveries. While management uses available information to estimate losses on loans, future additions to or reductions in the allowance may be necessary based on changes in economic conditions beyond management's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to or reductions in the allowance based on judgments different from those of management. Management believes, based upon all relevant and available information, that the allowance for loan losses is adequate to absorb losses inherent in the portfolio.

SFAS No. 114, ''Accounting by Creditors for Impairment of a Loan'' (''SFAS 114'') requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of expected future cash flows discounted at the loan's effective interest rate. As an expedient, creditors may account for impaired loans at the fair value of the collateral or at the observable market price of the loan if one exists. If the estimated fair value of the impaired loan is less than the recorded amount, a specific valuation allowance is established or a write-down is charged against the allowance for loan losses if the impairment is considered to be permanent.

Loans - Loans are reported at the principal amount outstanding, net of unearned income and the allowance for loan losses. Interest income on loans is recorded using the level yield method. Under this method, discount accretion and premium amortization are included in interest income.

Accrual of interest is discontinued when its receipt is in doubt, generally, when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, any interest credited to income in the current year is reversed. Payments on nonaccrual loans are applied to principal. Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of collateral is sufficient to cover the principal balance and accrued interest. Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions.

Loan Fees - Loan origination fees and certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual loan terms.

Other Real Estate Owned, net - Properties acquired as a result of foreclosure on a mortgage loan are classified as other real estate owned and are recorded at the lower of the recorded investment in the related loan or the fair value of the property at the date of acquisition, with any resulting write down charged to the allowance for loan losses and any disposition expenses charged to the valuation allowance for possible losses on other real estate owned. Subsequent write downs are charged directly to operating expenses.

Premises and Fixed Assets - Land is stated at original cost. Buildings and furniture and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the properties as follows:

Buildings 2.22% to 2.50% per year

Furniture and equipment 10% per year

Computer equipment 33.33% per year

Leasehold improvements are amortized over the remaining non-cancelable terms of the related leases.

Earnings Per Share ("EPS") - Earnings per share are calculated and reported in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share'' ("SFAS 128"). SFAS 128 requires disclosure of basic earnings per share and diluted earnings per share for entities with complex capital structures on the face of the income statement, along with a reconciliation of the numerator and denominator of basic and diluted earnings per share.

The following is a reconciliation of the numerator and denominator of basic earnings per share for the years ended June 30, 2001, 2000 and 1999 (in thousands).
Fiscal Year Ended June 30,	2001	2000	1999
Numerator:
Net Income	$25,240	$22,374	$19,861
Denominator:
Average shares outstanding utilized in the calculation of basic earnings per share	10,598	11,276	10,951

Unvested shares of Recognition and Retention Plan	177	268	372
Common stock equivalents due to the dilutive effect of stock options	409	252	528
Average shares outstanding utilized in the calculation of diluted earnings per share	11,184	11,796	11,851

Common stock equivalents due to the dilutive effect of stock options are calculated based upon the average market value of the Company's common stock during the fiscal years ended June 30, 2001, 2000 and 1999.

Goodwill - During the fiscal years ended June 30, 2001, 2000 and 1999, goodwill generated from the Company's acquisition of Conestoga Bancorp, Inc. on June 26, 1996 was amortized to expense on a straight line basis over a twelve year period, and goodwill generated from the Company's acquisition of Financial Bancorp, Inc. on January 21, 1999 was amortized to expense on a straight line basis over a twenty year period. SFAS No. 121, ''Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of'' requires that the Company review long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment and report these assets at the lower of carrying amount or fair value, less cost to sell, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No such event or change in circumstance has occurred which has caused the Company to review its recorded level of goodwill associated with assets acquired from either Conestoga Bancorp, Inc. or Financial Bancorp, Inc. Effective July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which it will no longer amortize goodwill associated with these acquisitions to expense, but will instead review goodwill periodically for impairment.

Income Taxes - Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires that deferred taxes be provided for temporary differences between the book and tax bases of assets and liabilities.

Cash Flows - For purposes of the Consolidated Statement of Cash Flows, the Company considers cash and due from banks to be cash equivalents.

Employee Benefits - The Company maintains a Retirement Plan and 401(k) Plan for substantially all of its employees, both of which are tax qualified under the Employee Retirement Income Security Act of 1974 ("ERISA").

The Company provides additional postretirement benefits to employees, which are recorded in accordance with Statement of Financial Accounting Standards No. 106, ''Employers' Accounting for Postretirement Benefits Other Than Pensions'' ("SFAS 106"). This Statement requires accrual of postretirement benefits (such as health care benefits) during the years an employee provides services.

The Company maintains an Employee Stock Ownership Plan for employees ("ESOP"). Compensation expense related to the ESOP is recorded in accordance with SOP 93-6, which requires the compensation expense to be recorded during the period in which the shares become committed to be released to participants. The compensation expense is measured based upon the fair market value of the stock during the period, and, to the extent that the fair value of the shares committed to be released differs from the original cost of such shares, the difference is recorded as an adjustment to additional paid-in capital.

In December, 1996, the Company adopted a Recognition and Retention Plan for employees and outside directors ("RRP") and a Stock Option Plan for Employees and Outside Directors (the "Stock Option Plan"), which are subject to the accounting requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB 25"). Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. To date, no compensation expense has been recorded for stock options, since, for all granted options, the market price on the date of grant equals the amount employees must pay to acquire the stock. In accordance with APB 25, compensation expense related to the RRP is recorded for all shares earned by participants during the period at $18.64 per share, the average historical acquisition cost of all allocated RRP shares.

Financial Instruments - Statement of Financial Accounting Standards No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" ("SFAS 119") requires disclosures about financial instruments, which are defined as futures, forwards, swap and option contracts and other financial instruments with similar characteristics. On balance sheet receivables and payables are excluded from this definition. The Company did not hold any derivative financial instruments as defined by SFAS 119 at June 30, 2001, 2000 or 1999.

Comprehensive Income - Comprehensive income for the fiscal years ended June 30, 2001, 2000 and 1999 is determined in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income.'' Comprehensive income includes revenues, expenses, and gains and losses which, under current GAAP, bypass net income and are typically reported as a component of stockholders' equity.

Disclosures about Segments of an Enterprise and Related Information - The Company's financial statements reflect the adoption of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131").

SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement also requires that public enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises' products or services, or about the countries in which the enterprises earn revenues and holds assets, and about major customers, regardless of whether that information is used in making operating decisions.

The Company has one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

General information required by SFAS 131 is disclosed in the Consolidated Financial Statements and accompanying notes. Additionally, for the years ended June 30, 2001, 2000, and 1999, there is no customer that accounted for more than 10% of the Company's revenue.

Recently Issued Accounting Standards

Derivative Instruments - In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities" as amended in June, 1999 by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June, 2000, by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS 133). SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. SFAS 133 became effective for the Company on July 1, 2000. No adjustment was required as a result of the change in accounting principle.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS 140") replacing Financial Accounting Standards Board Statement No. 125. SFAS 140 revises the standard for accounting and reporting for transfers and servicing of financial assets such as receivables, loans and securities, factoring transactions, wash sales, servicing assets and liabilities, collateralized borrowing arrangements, securities lending transactions, repurchase agreements, loan participations, and extinguishments of liabilities. The new standard is based on consistent application of a financial-components approach that recognizes the financial and servicing assets a company controls and the liabilities a company has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS 140 provides consistent guidelines for distinguishing transfers of financial assets from transfers that are secured borrowings. SFAS 140 is effective for transfers, servicing or extinguishments occurring after March 31, 2001, except certain provisions relating to the accounting and disclosure for secured borrowings and collateral for which the effective date is June 30, 2001. Adoption of SFAS 140 did not have a material impact upon the Company's consolidated financial statements.

Upon adoption of the provisions of SFAS 140 relating to the accounting and disclosures for secured borrowings and collateral, the Company reclassified investment securities and mortgage backed securities which are pledged to secure borrowings and for which the secured party has the right to sell or repledge the collateral to encumbered securities on its statement of financial position. The adoption of the remaining provisions of SFAS 140 did not have a material impact upon the Company's consolidated financial statements.

Accounting for Business Combinations - In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS 141"). SFAS 141 establishes new standards for accounting and reporting requirements for business combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations, and prohibits use of the pooling-of-interest method of accounting for business combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001.

Accounting for Goodwill - In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," ("SFAS 142"). SFAS 142, which supercedes APB Opinion No. 17, "Intangible Assets," establishes new standards for goodwill acquired in a business combination. SFAS 142 eliminates amortization of goodwill and instead requires a transitional goodwill impairment test to be performed six months from the date of adoption and an annual impairment test be performed thereafter. The Company adopted SFAS No. 142 effective July 1, 2001. As of July 1, 2001, the Company had goodwill of $55,638 which is subject to the transitional goodwill impairment test. The Company has not yet determined if any impairment charges will result from the adoption of this statement. During the fiscal year ended June 30, 2001, goodwill amortization expense totaled $4.6 million, or $0.41 per diluted share.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas in the accompanying financial statements where estimates are significant include the allowance for loans losses, the carrying value of other real estate, purchase accounting adjustments related to the acquisitions of Conestoga and FIBC and the fair value of financial instruments.

Reclassification - Certain June 30, 2000 and 1999 amounts have been reclassified to conform to the June 30, 2001 presentation.

2. CONVERSION TO STOCK FORM OF OWNERSHIP

On November 2, 1995, the Board of Directors of the Bank adopted a Plan of Conversion to convert from mutual to stock form. As part of the Conversion, the Company was incorporated under Delaware law for the purpose of acquiring and holding all of the outstanding stock of the Bank. On June 26, 1996, the Company completed its initial public offering and issued 14,547,500 shares of common stock (par value $.01 per share) (the "Conversion") at a price of $10.00 per share, resulting in net proceeds of approximately $141,368 prior to the acquisition of stock by the Employee Stock Ownership Plan. Costs related to the Conversion were charged against the Company's proceeds from the sale of the stock.

At the time of Conversion, the Bank established a liquidation account in an amount equal to the retained earnings of the Bank as of the date of the most recent financial statements contained in the final conversion prospectus. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases in deposits will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

The Company acquired Conestoga Bancorp, Inc. on June 26, 1996. The liquidation account previously established by Conestoga's subsidiary, Pioneer Savings Bank, F.S.A., during its initial public offering in March, 1993, was assumed by the Company in the acquisition. The Company adopted SFAS 142 effective July 1, 2001, under which it will no longer amortize goodwill expense related to the Conestoga Bancorp acquisition, but will instead evaluate it periodically for impairment.

The Company acquired FIBC on January 21, 1999. The liquidation account previously established by FIBC's subsidiary, Financial Federal Savings Bank, during its initial public offering was assumed by the Company in the acquisition.

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

3. ACQUISITION OF FINANCIAL BANCORP, INC.

On January 21, 1999, the Company completed the acquisition of FIBC, the holding company for Financial Federal Savings Bank, F.S.B. Pursuant to the Merger Agreement, each FIBC stockholder who submitted a valid election for cash received $39.14 in cash and each FIBC stockholder who submitted a valid election for DCB common stock received 1.8282 shares of DCB common stock, plus cash in lieu of any fractional shares, in exchange for each of their shares of FIBC common stock. The remaining shares of FIBC common stock for which a valid election was not submitted were converted into, pursuant to the Merger Agreement, a combination of DCB stock and cash such that each such shareholder received $31.257 in cash and 0.3682 shares of DCB common stock for each share of FIBC common stock, except that all stockholders of FIBC who owned less than 50 shares of FIBC common stock received cash. Upon consummation of the acquisition, shares of FIBC common stock that were owned by FIBC as treasury shares, that were unallocated shares held in FIBC's Recognition and Retention Plan or that were held directly by DCB other than in a fiduciary capacity or in satisfaction of a debt previously contracted were canceled and retired. No payment was be made with respect to such shares of FIBC common stock.

Holders of stock options which had been granted by FIBC to purchase 60,133 shares of FIBC common stock were paid an amount in cash computed by multiplying (i) any positive difference obtained by subtracting the per share exercise price applicable to such option from $39.14, by (ii) the number of shares of FIBC common stock subject to such option. These payments totaled approximately $1,545. In addition, holders of stock options which had been granted by FIBC to purchase 96,975 shares of FIBC common stock were converted into options to purchase 177,286 shares DCB common stock (the "Converted Options"). The expiration dates on all Converted Options remained unchanged from initial grant by FIBC. Based upon the closing price of DCB common stock on January 21, 1999, the total consideration paid to FIBC stockholders, in the form of cash or DCB stock, was $66,750.

The Bank received approximately $189,000, $43,800, and $37,800 of net loans, investment securities, and mortgage-backed securities, respectively, at fair value and assumed approximately $230,700 of customer deposit liabilities. A core deposit premium of $4,950 was recorded related to the deposits assumed and is being amortized on a straight line basis over six years.

The acquisition was recorded using the purchase method of accounting; accordingly, the purchase price was allocated to the respective assets acquired and liabilities assumed based on their estimated fair values. Goodwill generated in the transaction totaled $44,200 and was amortized on a straight line basis over a 20 year period during the years ended June 30, 2001, 2000 and the period January 21, 1999 through June 30, 1999. The Company adopted SFAS 142 effective July 1, 2001, under which it will no longer amortize goodwill expense related to the FIBC acquisition, but will instead evaluate it periodically for impairment.

4. INVESTMENT SECURITIES HELD TO MATURITY AND AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and estimated fair value of investment securities held to maturity at June 30, 2001 were as follows:
	Investment Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,000	$10	$-	$2,010
Obligations of state and political subdivisions	1,284	20	-	1,304
Corporate securities	500	5	-	505
	$3,784	$35	$-	$3,819

The amortized cost and estimated fair value of investment securities held to maturity at June 30, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,649	$2,669
Due after one year through five years	155	163
Due after five years through ten years	980	987
	$3,784	$3,819

During the year ended June 30, 2001, proceeds from the calls of investment securities held to maturity totaled $10,500. No gain or loss resulted on these calls. There were no sales of investment securities held to maturity during the year ended June 30, 2001.

The amortized/historical cost, gross unrealized gains and losses and estimated fair value of investment securities available for sale at June 30, 2001 were as follows:

	Investment Securities Available for Sale
	Amortized/ Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$33,705	$285	$(4)	$33,986
Corporate securities	39,912	464	(55)	40,321
Public utilities	1,636	18	(1)	1,653
	75,253	767	(60)	75,960
Equity securities	13,970	2,006	(579)	15,397
	$89,223	$2,773	$(639)	$91,357

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,047	$7,132
Due after one year through five years	68,206	68,828
Due in five years to ten years	-	-
	$75,253	$75,960

During the year ended June 30, 2001, proceeds from the sales and calls of investment securities available for sale totaled $2,227 and $30,675, respectively. Net gains of $970 resulted from the sales. No gain or loss resulted from the calls.

The amortized cost, gross unrealized gains and losses and estimated fair value of investment securities held to maturity at June 30, 2000 were as follows:
	Investment Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$12,440	$-	$(144)	$12,296
Obligations of state and political subdivisions	554	15	-	569
Corporate securities	4,495	-	(9)	4,486
	$17,489	$15	$(153)	$17,351

During the year ended June 30, 2000, proceeds from the calls of investment securities held to maturity totaled $10,000. No gain or loss resulted on these calls. There were no sales of investment securities held to maturity during the year ended June 30, 2000.

The amortized/historical cost, gross unrealized gains and losses and estimated fair value of investment securities available for sale at June 30, 2000 were as follows:

	Investment Securities Available for Sale
	Amortized/ Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$55,246	$215	$(1,969)	$53,492
Corporate securities	52,167	41	(1,654)	50,554
Public utilities	1,644	-	(59)	1,585
	109,057	256	(3,682)	105,631
Equity securities	14,948	1,633	(1,091)	15,490
	$124,005	$1,889	$(4,773)	$121,121

During the year ended June 30, 2000, proceeds from the sales and calls of investment securities available for sale totaled $39,867 and $2,400, respectively. Net losses of $777 resulted from the sales. No gain or loss resulted from the calls.

5. MORTGAGE-BACKED SECURITIES HELD TO MATURITY AND AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and the estimated fair value of mortgage-backed securities held to maturity at June 30, 2001 were as follows:
	Mortgage-Backed Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
GNMA pass-through certificates	$2,111	$76	$-	$2,187
FHLMC pass-through certificates	3,025	28	-	3,053
FNMA pass-through certificates	3,024	62	-	3,086
	$8,160	$166	$-	$8,326

There were no sales or calls of mortgage-backed securities held to maturity during the fiscal year ended June 30, 2001.

The amortized cost, gross unrealized gains and losses and the estimated fair value of mortgage-backed securities available for sale at June 30, 2001 were as follows:
	Mortgage-Backed Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Collateralized mortgage obligations	$301,412	$3,083	$(56)	$304,439
GNMA pass-through certificates	90,152	1,768	-	91,920
FHLMC pass-through certificates	16,535	217	(7)	16,745
FNMA pass-through certificates	16,838	345	-	17,183
	$424,937	$5,413	$(63)	$430,287

There were no sales or calls of mortgage-backed securities available for sale during the fiscal year ended June 30, 2001.

The amortized cost, gross unrealized gains and losses and the estimated fair value of mortgage-backed securities held to maturity at June 30, 2000 were as follows:

	Mortgage-Backed Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
GNMA pass-through certificates	$2,749	$-	$(6)	$2,743
FHLMC pass-through certificates	5,552	-	(39)	5,513
FNMA pass-through certificates	5,028	4	(25)	5,007
	$13,329	$4	$(70)	$13,263

During the year ended June 30, 2000, proceeds from the sales of mortgage-backed securities held to maturity totaled $1,955. Net losses of $4 resulted from these sales. The unpaid principal of the securities at the dates of sale were less than 15% of their acquired par value, and thus were permissible sales under SFAS 115.

The amortized cost, gross unrealized gains and losses and the estimated fair value of mortgage-backed securities available for sale at June 30, 2000 were as follows:
	Mortgage-Backed Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Collateralized mortgage obligations	$287,780	$176	$(8,089)	$279,867
GNMA pass-through certificates	130,473	182	(921)	129,734
FHLMC pass-through certificates	9,377	70	(107)	9,340
FNMA pass-through certificates	10,530	59	(169)	10,420
	$438,160	$487	$(9,286)	$429,361

During the year ended June 30, 2000, proceeds from the sales of mortgage-backed securities available for sale totaled $64,937. Net losses of $1,818 resulted from these sales.

6. LOANS

The Company's real estate loans are comprised of the following:
At June 30,	2001	2000
One-to-four family	$186,463	$212,138
Multi-family and underlying cooperative	1,585,916	1,349,854
Nonresidential	152,118	118,576
F.H.A. and V. A. insured mortgage loans	6,450	7,536
Co-op loans	22,936	27,465
	1,953,883	1,715,569
Net unearned fees	(855)	(2,017)
	$1,953,028	$1,713,552

The Bank originates both adjustable and fixed interest rate real estate loans. At June 30, 2001, the approximate composition of these loans was as follows:

Fixed Rate		Variable Rate
Period to Maturity	Book Value	Period to Maturity or Next Repricing	Book Value
1 month-1 year	$3,264	1 month-1 year	$112,230
1 year-3 years	13,534	1 year-3 years	159,973
3 years-5 years	19,206	3 years-5 years	616,405
5 years-10 years	359,514	5 years-10 years	488,021
Over 10 years	181,736	Over 10 years	-
	$577,254		$1,376,629

The adjustable rate loans have interest rate adjustment limitations and are generally indexed to the Federal Home Loan Bank of New York ("FHLBNY") five-year borrowing funds rate, the one-year constant maturity Treasury index, or the Federal Home Loan Bank national mortgage contract rate.

A concentration of credit risk exists within the Bank's loan portfolio, as the majority of real estate loans are collateralized by multi-family and underlying cooperative properties located in the New York City metropolitan area.

The Company's other loans are comprised of the following:
At June 30,	2001	2000
Student loans	$827	$990
Passbook loans (secured by savings and time deposits)	1,589	1,900
Home improvement loans	3,188	3,410
Consumer installment and other loans	1,729	1,348
	$7,333	$7,648

Loans on which the accrual of interest has been discontinued were $3,058 and $4,421 at June 30, 2001 and 2000, respectively. Interest income foregone on nonaccrual loans was not material during the fiscal years ended June 30, 2001, 2000 and 1999.

The Bank had outstanding loans considered troubled-debt restructurings of $2,924 and $700 at June 30, 2001 and 2000, respectively. Income recognized on these loans was approximately $132, $56 and $125 for the years ended June 30, 2001, 2000, and 1999, respectively, compared to interest income of $173, $70 and $183 calculated under the original terms of the loans, for the years ended June 30, 2001, 2000 and 1999, respectively.

The recorded investment in loans for which impairment has been recognized under the guidance of SFAS 114 was approximately $4,054 and $2,591 at June 30, 2001 and 2000, respectively. The average balance of impaired loans was approximately $3,741, $1,482, and $2,329 for the years ended June 30, 2001, 2000, and 1999 respectively. Write-downs on impaired loans were not material during the years ended June 30, 2001 and 2000. At June 30, 2001 and 2000, specific reserves totaling $775 and $130 were allocated within the allowance for loan losses for impaired loans. Net principal received on impaired loans during the years ended June 30, 2001 and 2000 was not material. Net interest income received on impaired loans was $88 during the fiscal year ended June 30, 2001 and nominal during the fiscal years ended June 30, 2000 and 1999.

The following assumptions were utilized in evaluating the loan portfolio pursuant to the provisions of SFAS 114:

Homogenous Loans - One-to-four family residential mortgage loans and loans on cooperative apartments having a balance of less than $227 and consumer loans are considered to be small balance homogenous loan pools and, accordingly, are not covered by SFAS 114.

Loans Evaluated for Impairment - All non-homogeneous loans greater than $1,000 are individually evaluated for potential impairment. Additionally, residential mortgage loans exceeding $227 and delinquent in excess of 60 days are evaluated for impairment. A loan is considered impaired when it is probable that all contractual amounts due will not be collected in accordance with the terms of the loan. A loan is not deemed to be impaired if a delay in receipt of payment is expected to be less than 30 days or if, during a longer period of delay, the Bank expects to collect all amounts due, including interest accrued at the contractual rate during the period of the delay. Factors considered by management include the property location, economic conditions, and any unique circumstances affecting the loan. At June 30, 2001 and 2000, all impaired loans were on nonaccrual status. In addition, at June 30, 2001 and 2000, respectively, approximately $1,927 and $1,830 of one-to-four family residential mortgage loans, loans on cooperative apartments and consumer loans with a balance of less than $227 were on nonaccrual status. These loans are considered as a homogeneous loan pool not covered by SFAS 114.

Reserves and Charge-Offs - The Bank allocates a portion of its total allowance for loan losses to loans deemed impaired under SFAS 114. All charge-offs on impaired loans are recorded as a reduction in both loan principal and the allowance for loan losses. Management evaluates the adequacy of its allowance for loan losses on a regular basis. At June 30, 2001, management believes that its allowance is adequate to provide for losses inherent in the total loan portfolio, including impaired loans.

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

7. ALLOWANCE FOR LOAN LOSSES AND LOSSES ON OTHER REAL ESTATE OWNED

Changes in the allowance for loan losses were as follows:
For the year ended June 30,	2001	2000	1999
Balance at beginning of period	$14,785	$15,081	$12,075
Provision charged to operations	740	240	240
Loans charged off	(81)	(545)	(208)
Recoveries	15	9	7
Reserve acquired in purchase of FIBC	-	-	2,967
Balance at end of period	$15,459	$14,785	$15,081

Changes in the allowance for losses on real estate owned were as follows:
For the year ended June 30,	2001	2000	1999
Balance at beginning of period	$45	$149	$164
Provision charged to operations	18	25	16
Charge-offs, net of recoveries	(43)	(129)	(31)
Balance at end of period	$20	$45	$149

8. MORTGAGE SERVICING ACTIVITIES

At June 30, 2001 and 2000, the Bank was servicing loans for others having principal amounts outstanding of approximately $42,238 and $48,190 respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. In connection with these loans serviced for others, the Bank held borrowers' escrow balances of approximately $462 and $677 at June 30, 2001 and 2000, respectively.

9. PREMISES AND FIXED ASSETS

The following is a summary of premises and fixed assets:
At June 30,	2001	2000
Land	$2,457	$2,457
Buildings	10,288	10,297
Leasehold improvements	9,621	9,215
Furniture and equipment	8,488	7,814
	30,854	29,783
Less: accumulated depreciation and amortization	(16,214)	(15,012)
	$14,640	$14,771

Depreciation and amortization expense amounted to approximately $1,201, $1,080, and $954 for the years ended June 30, 2001, 2000 and 1999, respectively.

10. FEDERAL HOME LOAN BANK OF NEW YORK CAPITAL STOCK

The Bank is a Savings Bank Member of the FHLBNY. Membership requires the purchase of shares of FHLBNY capital stock at $100 per share. The Bank owned 443,824 and 424,227 shares at June 30, 2001 and 2000, respectively. The FHLBNY paid dividends on the capital stock of 7.0%, 6.8%, and 6.9% during the years ended June 30, 2001, 2000 and 1999, respectively.

11. DUE TO DEPOSITORS

The deposit accounts of each depositor are insured up to $100 by either the Bank Insurance Fund or the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC").

Deposits are summarized as follows:
At June 30,	2001		2000
	Effective Cost	Liability	Effective Cost	Liability
Savings accounts	2.08%	$347,983	2.08%	$373,772
Certificates of deposit	5.30	691,193	5.51	618,165
Money market accounts	4.54	296,157	4.37	146,066
NOW and Super NOW accounts	1.22	25,754	1.24	26,787
Non-interest bearing checking accounts	-	67,345	-	54,358
	4.03%	$1,428,432	3.98%	$1,219,148

The distribution of certificates of deposits by remaining maturity was as follows:
At June 30,	2001	2000
Maturity in three months or less	$176,159	$131,865
Over 3 through 6 months	155,009	99,033
Over 6 through 12 months	186,317	184,040
Over 12 months	173,708	203,227
Total certificates of deposit	$691,193	$618,165

The aggregate amount of certificates of deposits with a minimum denomination of $100 was approximately $104,018 and $75,625 at June 30, 2001 and 2000, respectively.

12. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Presented below is information concerning securities sold with agreement to repurchase:
At or for the year ended June 30,	2001	2000
Balance outstanding at end of period	$427,788	$434,027
Average interest cost at end of period	4.73%	6.37%
Average balance outstanding during the year	$437,153	$456,155
Average interest cost during the year	6.26%	5.66%
Carrying value of underlying collateral at end of period	$425,450	$458,399
Estimated fair value of underlying collateral	$430,803	$449,280
Maximum balance outstanding at month end during period	$455,603	$486,936

13. FEDERAL HOME LOAN BANK OF NEW YORK ADVANCES

The Bank had borrowings (''Advances'') from the FHLBNY totaling $542,500 and $555,000 at June 30, 2001 and 2000, respectively. The average cost of FHLBNY advances was 6.13% and 5.89%, respectively, during the years ended June 30, 2001 and 2000, and the average interest rate on outstanding FHLB advances was 5.98% and 6.07%, respectively, at June 30, 2001 and 2000. At June 30, 2001, in accordance with the Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank maintained in excess of $596,750 of qualifying collateral with the FHLBNY (principally real estate loans), as defined by the FHLBNY, to secure such advances.

14. SUBORDINATED NOTES PAYABLE

On April 12, 2000, the Company issued subordinated notes in the aggregate amount of $25.0 million. The notes have a fixed rate of interest of 9.25% and mature on May 1, 2010. Interest expense recorded on the notes, inclusive of amortization of related issuance costs, was $2,396 and $521 during the years ended June 30, 2001 and 2000, respectively.

15. INCOME TAXES

The Company's Federal, State and City income tax provisions were comprised of the following:
Year Ended June 30,		2001			2000			1999
	Federal	State and City	Total	Federal	State and City	Total	Federal	State and City	Total
Current	$12,718	$1,515	$14,233	$11,569	$677	$12,246	$11,045	$1,685	$12,730
Deferred	1,740	(152)	1,588	2,787	184	2,971	1,915	(630)	1,285
	$14,458	$1,363	$15,821	$14,356	$861	$15,217	$12,960	$1,055	$14,015

In accordance with SFAS 109, deferred tax assets and liabilities are recorded for temporary differences between the book and tax bases of assets and liabilities.

The components of Federal and net State and City deferred income tax assets and liabilities were as follows:
At June 30,	2001		2000
	Federal	State and City	Federal	State and City
Deferred tax assets:
Excess book bad debt over tax Bad debt reserve	$4,244	$2,642	$4,027	$2,629
Employee benefit plans	2,806	1,673	2,784	1,635
Tax effect of other comprehensive loss on securities available for sale	-	-	3,271	2,103
Other	63	37	-	-
Total deferred tax assets	7,113	4,352	10,082	6,367
Less: Valuation allowance on deferred tax assets	-	-	-	-
Deferred tax assets after valuation allowance	$7,113	$4,352	$10,082	$6,367
Deferred tax liabilities:
Undistributed earnings of subsidiary	$6,955	$14	$7,172	$16
Tax effect of other comprehensive income on securities available for sale	2,090	1,344	-	-
Difference in book and tax carrying value of fixed assets	217	26	324	52
Tax effect of purchase accounting fair value adjustments	1,059	627	861	515
Other	31	18	101	61
Total deferred tax liabilities	$10,352	$2,029	$8,458	$644
Net deferred tax (liability) asset	$(3,239)	$2,323	$1,624	$5,723

During the year ended June 30, 2001, deferred tax liabilities include an increase of $8,808 resulting from adjustments pursuant to SFAS 115.

The provision for income taxes differed from that computed at the Federal statutory rate as follows:
Year ended June 30,	2001	2000	1999
Tax at Federal statutory rate	$14,371	$13,157	$11,856
State and local taxes, net of Federal income tax benefit	886	560	685
Goodwill amortization	1,616	1,616	1,185
Benefit plan differences	(8)	42	406
Adjustments for prior period tax returns	(311)	(153)	-
Investment in Bank Owned Life Insurance	(737)	(69)	-
Other, net	4	64	(117)
	$15,821	$15,217	$14,015
Effective tax rate	38.53%	40.48%	41.37%

Savings banks that meet certain definitions, tests, and other conditions prescribed by the Internal Revenue Code are allowed to deduct, with limitations, a bad debt deduction. Prior to August, 1996, this deduction could be computed as a percentage of taxable income before such deduction ("PTI Method") or based upon actual loss experience for Federal, New York State and New York City income taxes.

Pursuant to SFAS 109, the Bank is not required to provide deferred taxes on its tax loan loss reserve as of December 31, 1987 ("base year reserve"). The amount of this reserve on which no deferred taxes have been provided is approximately $15,280. This reserve could be recognized as taxable income and create a current tax liability using the income tax rates then in effect if one of the following occur: 1) the Bank's retained earnings represented by the reserve is used for purposes other than to absorb losses from bad debts, including dividends or distributions in liquidation; 2) the Bank fails to qualify as a Bank as provided by the Internal Revenue Code, or 3) there is a change in federal tax law.

On August 20, 1996, Federal legislation was signed into law that repealed the reserve method of accounting for bad debts, including the percentage of taxable income method used by the Bank. This repeal is effective for the Bank's taxable year beginning January 1, 1996. In addition, the legislation requires the Bank to include in taxable income its bad debt reserves in excess of its base year reserve over a 6 to 8 year period depending upon the maintenance of certain loan origination levels. Since the percentage of taxable income method tax bad debt deduction and the corresponding increase in the tax bad debt reserve in excess of the base year have been treated as temporary differences pursuant to SFAS 109, this change in tax law had no effect on the Company's consolidated statement of operations.

16. EMPLOYEE BENEFIT PLANS

Employee Retirement Plan - The Bank sponsors a tax-qualified noncontributory defined benefit retirement plan with the RSI Retirement Trust. Prior to April 1, 2001, substantially all full-time employees were eligible for participation after one year of service. In addition, a participant must have been at least 21 years of age at the date of enrollment.

Prior to January 21, 1999, FIBC maintained an employee retirement plan covering all eligible employees (the "FIBC Retirement Plan"). Effective, January 21, 1999, the Bank assumed sponsorship of the FIBC Retirement Plan, for which the projected benefit obligation and plan assets totaled $2,281 and $2,675, respectively. Participants in the FIBC Retirement Plan, by amendment dated August 17, 1999, were provided with full vesting on their benefits through January 21, 1999. The FIBC Retirement Plan was merged into the Bank's retirement plan, and the projected benefit obligation and plan assets of the FIBC Retirement Plan are reflected in the projected benefit obligation and plan assets of the Bank's pension plan as of June 30, 1999.

Effective April 1, 2000, the Company froze all participant benefits under the employee retirement plan. A gain of $1,360 was recorded in June, 2000 related to this benefit curtailment.

The cost for the pension plan includes the following components (including costs associated with the acquired FIBC Retirement Plan obligation during the period January 21, 1999 to June 30, 1999, and a curtailment credit of $1,360 during the fiscal year ended June 30, 2000):
For the year ended June 30,	2001	2000	1999
Service cost	$-	$528	$444
Interest cost	1,072	1,129	915
Actual return on plan assets	(1,554)	(1,433)	(1,272)
Net amortization and deferral	(10)	(32)	(32)
Curtailment credit	-	(1,360)	-
Net periodic (credit) cost	$(492)	$(1,168)	$55

The funded status of the plan was as follows:
June 30,	2001	2000
Projected benefit obligation:
Balance at beginning of period	$14,334	$16,604
Service cost	-	527
Interest cost	1,073	1,129
Actuarial loss (gain)	681	(1,298)
Benefit payments	(1,041)	(987)
Settlements	(62)	(424)
Obligation of acquired plan	-	(1,217)
Balance at end of period	14,985	14,334
Plan assets at fair value (investments in trust funds managed by RSI)
Balance at beginning of period	17,765	16,263
Return on plan assets	(1,522)	2,639
Contributions	-	274
Benefit payments	(1,041)	(987)
Settlements	(62)	(424)
Balance at end of period	15,140	17,765

Funded status:
Excess of plan assets over projected benefit obligation	155	3,431
Unrecognized gain (loss) from experience different from that assumed	1,890	(1,878)
Prepaid retirement expense included in other assets	$2,045	$1,553

Major assumptions utilized were as follows:

At June 30,	2001	2000
Discount rate	7.50%	7.75%
Rate of increase in compensation levels	4.75	5.50
Expected long-term return on plan assets	9.00	9.00

Benefit Maintenance Plan and Directors' Retirement Plan - During the fiscal year ended June 30, 1994, the Bank established a Supplemental Executive Retirement Plan (''SERP'') for its executive officers. The SERP was established to compensate the executive officers for any curtailments in benefits due to the statutory limitations on benefit plans. The SERP exists as a nonqualified plan which supplements the existing qualified plans. Defined benefit and defined contribution costs are incurred annually related to the SERP. During the year ended June 30, 1997, the SERP was renamed the Benefit Maintenance Plan ("BMP"), and sponsorship was transferred to the Company. As of June 30, 2001 and 2000, the Benefit Maintenance Plan has an investment in the Company's common stock of $2,659 and $1,790, respectively. Future benefit accruals under the defined benefit portion of the BMP were suspended when benefit accruals under the tax qualified plan were suspended.

Effective July 1, 1996, the Company established a non-qualified Retirement Plan for all of its outside directors, which will provide benefits to each eligible outside director commencing upon their termination of Board service or at age 65. Each outside director who serves or has agreed to serve as an outside director will automatically become a participant in the Plan.

The cost for the defined benefit portion of the BMP and Directors' Retirement plan include the following components:
For the year ended June 30,	2001	2000	1999
Service cost	$15	$151	$141
Interest cost	273	282	236
Net amortization and deferral	107	173	175
Curtailment credit	-	(131)	-
	$395	$475	$552

The defined contribution costs incurred by the Bank related to the BMP/SERP for the years ended June 30, 2001, 2000 and 1999 were $333, $924 and $990, respectively.

The funded status of the defined benefit portion of the plans was as follows:
June 30,	2001	2000
Projected benefit obligation:
Balance at beginning of period	$3,583	$3,964
Service cost	15	151
Interest cost	273	282
Benefit payments	-	-
Actuarial (gain) loss	152	(55)
Balance at end of period	4,023	4,342

Plan assets at fair value:
Balance at beginning of period	-	-
Contributions	-	-
Benefit payments	-	-
Balance at end of period	-	-

Funded status:
Deficiency of plan assets over projected benefit obligation	(4,023)	(4,342)
Benefit curtailment	-	760
Unrecognized gain from experience different from that assumed	377	744
Unrecognized net past service liability	639	228
Accrued expense included in other liabilities	$(3,007)	$(2,610)

Amount recognized in statement of financial condition consists of:
Accrued liability	$(3,540)	$(3,271)
Intangible asset	533	661
Net amount recognized	$(3,007)	$(2,610)

Major assumptions utilized were as follows:

At June 30,	2001		2000
	BMP	Directors' Retirement Plan	BMP	Directors' Retirement Plan
Discount rate	7.50%	7.00%	7.75%	7.50%
Rate of increase in compensation levels	-	4.00	5.50	4.00

401(k) Plan - The Bank also has a 401(k) plan which covers substantially all employees. Prior to May 31, 1996, under such plan the Bank matched 50% of each participant's contribution up to 6% of the participant's annual compensation for the first four years of participation and thereafter 100% of the participant's contribution up to a maximum of 6%. Effective May 31, 1996, the plan was amended whereby the Bank ceased all contributions to the plan, and effective January 1, 1997, the Bank ceased all participant pre-tax contributions to the Plan. As a result, no expense was recorded related to the 401(k) plan during the fiscal years ended June 30, 2000 and 1999. Effective July 1, 2000, participant contributions of up to 12% of "covered compensation," as defined by the Plan, are permitted.

Also effective July 1, 2000, the 401(k) Plan annually receives the proceeds from a 100% vested cash contribution to all participants in the ESOP in the amount of 3% of "covered compensation" (defined as total W-2 compensation including amounts deducted from W-2 compensation for pre-tax benefits such as health insurance premiums and contributions to the Dime Savings Bank of Williamsburgh 401(k) Plan) up to applicable IRS limits. The participants have the ability to invest this contribution in any of the investment options offered under the 401(k) Plan. Otherwise, the Bank makes no other contributions to the 401(k) Plan. Expense associated with this contribution totaled $288 during the fiscal year ended June 30, 2001.

The 401(k) plan owns participant investments in the Company's common stock for the accounts of participants which totaled $6,428, $3,532 and $5,001 at June 30, 2001, 2000 and 1999, respectively.

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

The postretirement cost includes the following components:
For the year ended June 30,	2001	2000	1999
Service cost	$41	$50	$48
Interest cost	172	197	179
Unrecognized past service liability	(29)	(17)	(20)
	$184	$230	$207

The funded status of the postretirement benefit plan was as follows:
June 30,	2001	2000
Projected benefit obligation:
Balance at beginning of period	$2,307	$2,888
Service cost	41	50
Interest cost	172	197
Actuarial loss (gain)	237	(678)
Benefit payments	(159)	(150)
Balance at end of period	2,598	2,307

Plan assets at fair value:
Balance at beginning of period	-	-
Contributions	159	150
Benefit payments	(159)	(150)
Balance at end of period	-	-

Funded status:
Deficiency of plan assets over projected benefit obligation	(2,598)	(2,307)
Unrecognized gain (loss) from experience different from that assumed	-	(238)
Unrecognized net past service liability	(212)	(240)
Accrued expense included in other liabilities	$(2,810)	$(2,785)

The assumed medical cost trend rates used in computing the accumulated postretirement benefit obligation was 6.50% in 2001 and was assumed to decrease gradually to 5.0% in 2006 and to remain at that level thereafter. Increasing the assumed medical care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation by approximately $122. The assumed discount rate and rate of compensation increase used to measure the accumulated postretirement benefit obligation at June 30, 2001 were 7.25% and 4.75%, respectively. The assumed discount rate and rate of compensation increase used to measure the accumulated postretirement benefit obligation at June 30, 2000 were 7.75% and 5.50%, respectively.

Employee Stock Ownership Plan - In connection with the Conversion, the Board of Directors of the Company adopted the Dime Community Bancshares Employee Stock Ownership Plan (the "ESOP"). The ESOP borrowed $11,638 from the Company and used the funds to purchase 1,163,800 shares of the Company's common stock. The loan was originally to be repaid principally from the Bank's discretionary contributions to the ESOP over a period of time not to exceed 10 years from the date of the Conversion. Effective July 1, 2000, the loan agreement was amended to extend the repayment period to thirty years from the date of the Conversion, with the right of optional prepayment. In exchange for the extension of the loan agreement, various benefits were offered to participants, which included the addition of pre-tax employee contributions to the 401(k) Plan, a 3% annual employer contribution to the ESOP, and the pass-through of cash dividends received by the ESOP to the individual participants. The loan had an outstanding balance of $6,602 and $6,853, respectively at June 30, 2001 and 2000, and a fixed rate of 8.0%.

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. The ESOP vests at a rate of 25% per year of service beginning after two years with full vesting after five years, or upon attainment of age 65, death, disability, retirement or in the event of a "change of control" of the Company as defined in the ESOP. Shares of common stock allocated to participating employees totaled 28,707, 116,380 and 115,382 during the years ended June 30, 2001, 2000 and 1999. The ESOP benefit expense recorded in accordance with SOP 93-6 for allocated shares totaled $1,060, $2,167 and $2,595, respectively, for the years ended June 30, 2001, 2000 and 1999.

Effective July 1, 2000, the Company or the Bank is required to make a 100% vested cash contribution annually to all participants in the ESOP in the amount of 3% of "covered compensation." This contribution is guaranteed through December 31, 2006 (unless the ESOP is terminated before then) and will be discretionary after that date. This contribution is automatically transferred to the Dime Savings Bank of Williamsburgh 401(k) Plan (the "401(k) Plan") whereby the participant has the ability to invest this contribution in any of the investment options offered under the 401(k) Plan. This annual contribution is made in January of each year based upon the total covered compensation through December 31st of the previous year.

Stock Benefit Plans

Recognition and Retention Plan ("RRP") - In December, 1996, the Company's shareholders approved the RRP, which is designed to encourage key officers and directors of the Company and Bank to remain with the Company, as well as to provide these persons with a proprietary interest in the Company. Allocated RRP shares vest in equal installments on February 1st of each year over a total period of five years, and become 100% vested in the event of death, disability or retirement of the participant, or in the event of a "change of control" of the Company as defined by the RRP. The Company continues to account for compensation expense under the RRP under APB 25, measuring compensation cost based upon the average acquisition value of the RRP shares.

The following is a summary of activity related to the RRP for the years ended June 30, 2001, 2000 and 1999:
At or for the year ended June 30,	2001	2000	1999
Shares acquired (a)	19,187	13,586	46,770
Shares vested	103,456	103,456	103,456
Shares forfeited	-	-	3,200
Unallocated shares - end of period	79,543	60,356	46,770
Unvested allocated shares - end of period	103,456	206,912	310,368
Compensation recorded to expense	$1,928	$1,928	$1,922
Effects of accounting for compensation under SFAS 123 instead of APB 25:
Decrease in compensation expense	$428	$428	$422
Increase in Basic EPS	$0.02	$0.02	$0.02
Increase in Diluted EPS	$0.02	$0.02	$0.02

(a) Represents awarded shares retained for tax withholding.

The effects of applying SFAS 123 for disclosing compensation cost may not be representative of the effect on reported net income for future years.

Stock Option Plan - In November, 1996, the Company adopted the Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees (the "1996 Stock Option Plan"), which permits the Company to grant up to 1,454,750 incentive or non-qualified stock options to outside directors, officers and other employees of the Company or the Bank. The Compensation Committee of the Board of Directors administers the Stock Option Plan and authorizes all option grants.

On December 26, 1996, 1,393,425 stock options were granted to outside directors, officers and certain employees. No stock options may be granted under the 1996 Stock Option Plan after December 26, 2006. One-fifth of the shares granted to participants under the 1996 Stock Option Plan become exercisable by participants on December 26, 1997, 1998, 1999, 2000 and 2001, respectively.

On January 21, 1999, holders of stock options which had been granted by FIBC to purchase 96,975 shares of FIBC common stock were converted into options to purchase 177,286 shares DCB common stock (the "Converted Options"). The expiration dates on all Converted Options remained unchanged from initial grant by FIBC.

On January 20, 2000, 66,500 stock options remaining under the 1996 Stock Option Plan were granted to officers and certain employees. All of these stock options expire on January 20, 2010. One-fifth of the shares granted to participants under this grant become exercisable by participants on January 20, 2001, 2002, 2003, 2004 and 2005, respectively.

Activity related to the Stock Option Plan for the fiscal years ended June 30, 2001, 2000 and 1999 is as follows:
Year Ended June 30,	2001	2000	1999
Options outstanding - beginning of year	1,591,346	1,525,211	1,388,225
Options granted	-	66,500	-
FIBC stock options converted into Company stock options	-	-	177,286
Options exercised	73,673	365	32,300
Options forfeited	2,000	-	8,000
Options outstanding - end of year	1,515,673	1,591,346	1,525,211
Remaining options available for grant under the plan	4,425	4,425	70,925
Exercisable options at end of year	1,212,323	1,024,946	771,361
Weighted average exercise price on exercisable options - end of year	$13.85	$13.45	$13.10

The weighted average fair value per option at the date of grant/conversion for stock options granted/converted was estimated as follows:
	Granted Options(a)	FIBC Converted Options

Estimated fair value on date of grant/conversion	$5.69	$13.81
Pricing methodology utilized	Binomial Option	Binomial Option
Expected life (in years)	10	7.6
Interest rate	5.78%	5.25%
Volatility	23.42	22.78
Dividend yield	1.54	2.00

(a) Represents weighted average of stock options granted on December 26, 1996 and January 20, 2000.

The Company continues to account for Stock Options under APB 25, accordingly no compensation cost has been recognized. Had the Company recorded compensation expense under the fair value methodology encouraged under SFAS 123, compensation expense would have increased by $1,108, $1,108 and $1,063, respectively, for the years ended June 30, 2001, 2000 and 1999, net income would have decreased by $598, $598 and $574 respectively for the years ended June 30, 2001, 2000 and 1999, basic earnings per share would have decreased by $0.05 for the years ended June 30, 2001, 2000 and 1999, and diluted earnings per share would have decreased by $0.06, $0.05 and $0.05 for the years ended June 30, 2001, 2000 and 1999, respectively. The effects of applying SFAS 123 for disclosing compensation cost may not be representative of the effect on reported net income for future years.

17. COMMITMENTS AND CONTINGENCIES

Mortgage Loan Commitments and Lines of Credit - At June 30, 2001 and 2000, the Bank had outstanding commitments to make mortgage loans aggregating approximately $64,240 and $55,113, respectively.

At June 30, 2001, commitments to originate fixed rate and adjustable rate mortgage loans were $6,667 and $57,573 respectively. Interest rates on fixed rate commitments ranged between 6.6% and 9.0%. Substantially all of the Bank's commitments will expire within two months. A concentration risk exists with these commitments as virtually all of the outstanding mortgage loan commitments involve multi-family and underlying cooperative properties located within the New York City metropolitan area.

The Bank had available at June 30, 2001 unused lines of credit with the Federal Home Loan Bank of New York totaling $100,000, expiring on September 13, 2001.

Lease Commitments - At June 30, 2001, aggregate net minimum annual rental commitments on leases are as follows:
Year Ended June 30,	Amount
2002	$758
2003	794
2004	812
2005	713
2006	727
Thereafter	3,341

Net rental expense for the years ended June 30, 2001, 2000 and 1999 approximated $68, $84 and $150, respectively.

Litigation - The Company and its subsidiary are subject to certain pending and threatened legal actions which arise out of the normal course of business. Management believes that the resolution of any pending or threatened litigation will not have a material adverse effect on the financial condition or results of operations.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Standards No. 107, ''Disclosures About Fair Value of Financial Instruments.'' The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and due from banks - The fair value is assumed to be equal to their carrying value as these amounts are due upon demand.

Investment Securities and Mortgage-Backed Securities - The fair value of these securities is based on quoted market prices obtained from an independent pricing service.

Federal Funds Sold and Short Term Investments - The fair value of these assets, principally overnight deposits, is assumed to be equal to their carrying value due to their short maturity.

Federal Home Loan Bank of New York (FHLBNY) Stock - The fair value of FHLBNY stock is assumed to be equal to the carrying value as the stock is carried at par value and redeemable at par value by the FHLBNY.

Loans, Loans Held for Sale and Accrued Interest Receivable - The fair value of loans receivable is determined by utilizing either secondary market prices, or, to a greater extent, by discounting the future cash flows, net of prepayments of the loans using a rate for which similar loans would be originated to new borrowers with similar terms. This methodology is applied to all loans, inclusive of impaired and non-accrual loans. Accrued interest is stated at carrying amount.

Deposits and Accrued Interest Payable - The fair value of savings, money market, NOW, Super NOW and checking accounts is assumed to be their carrying amount. The fair value of certificates of deposit is based upon the discounted value of contractual cash flows using current rates for instruments of the same remaining maturity. Accrued interest payable is stated at its carrying amount.

Escrow and Other Deposits - The estimated fair value of escrow and other deposits is assumed to be the amount payable at the reporting date.

Borrowed Funds - The carrying amount is a reasonable estimate of the fair value for borrowings which are either short term or for which applicable interest rates reprice based upon changes in market rates. For medium and long-term borrowings, fair value is based upon discounted cash flows through contractual maturity, or earlier call date, if expected to be called at rates currently offered at the balance sheet date for similar terms. Accrued interest payable is stated at its carrying amount.

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

The estimated fair values of the Company's financial instruments at June 30, 2001 and 2000 were as follows:
June 30, 2001	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$25,319	$25,319
Investment securities held to maturity	3,784	3,819
Investment securities available for sale	91,357	91,357
Mortgage-backed securities held to maturity	8,160	8,326
Mortgage-backed securities available for sale	430,287	430,287
Loans and loans held for sale	1,944,902	2,016,550
Federal funds sold and short-term investments	36,619	36,619
FHLB stock	44,382	44,382
Liabilities:
Savings, money market, NOW Super NOW and checking accounts	737,239	737,518
Certificates of Deposit	691,193	694,611
Escrow and other deposits	39,960	39,960
Borrowed funds	970,288	971,819
Off Balance Sheet
Commitments to extend credit	-	(811)
June 30, 2000	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$15,371	$15,371
Investment securities held to maturity	17,489	31,768
Investment securities available for sale	121,121	121,121
Mortgage-backed securities held to maturity	13,329	13,263
Mortgage-backed securities available for sale	429,361	429,361
Loans and loans held for sale	1,706,515	1,726,469
Federal funds sold and short-term investments	9,449	9,449
FHLB stock	42,423	42,423
Liabilities:
Savings, money market, NOW Super NOW and checking accounts	600,983	600,983
Certificates of Deposit	618,165	616,159
Escrow and other deposits	35,161	35,161
Borrowed funds	1,014,027	1,009,778
Off Balance Sheet
Commitments to extend credit	-	(499)

19. TREASURY STOCK

The Company repurchased 408,858 shares, 1,111,779 shares and 937,929 shares of its common stock into treasury during the fiscal years ended June 30, 2001, 2000 and 1999, respectively. All shares were repurchased in accordance with applicable regulations of the Office of Thrift Supervision and the Securities and Exchange Commission. On January 21, 1999, the Company reissued 1,504,704 shares of treasury stock in conjunction with its acquisition of FIBC.

20. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). The Bank's primary regulatory agency, the OTS, requires that the Bank maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, leverage capital of 4%, and total risk-based capital (as defined) of 8%. In addition, insured institutions in the strongest financial and managerial condition, with a rating of one (the highest examination of the Office of Thrift Supervision under the Uniform Financial Institutions Rating System) are required to maintain a leverage capital ratio of not less than 3.0% of total assets (the "leverage capital ratio"). For all other banks, the minimum leverage capital requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the institution. The Bank is also subject to prompt corrective action requirement regulations set forth by the FDIC. These regulations require the Bank to maintain minimum of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2001, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.
	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized" Under Prompt Corrective Action Provisions
As of June 30, 2001	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$159,368	6.10%	$39,200	1.5%	N/A	N/A
Leverage capital	159,368	6.10	104,500	4.0%	N/A	N/A
Total risk-based capital (to risk weighted assets)	174,827	12.57	111,250	8.0%	$139,100	10.00%
Tier I risk-based capital (to risk weighted assets)	159,368	11.46	N/A	N/A	83,500	6.00
Tier I leverage capital (to average assets)	159,368	6.24	N/A	N/A	127,700	5.00

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized" Under Prompt Corrective Action Provisions
As of June 30, 2000	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$136,772	5.76%	$35,600	1.5%	N/A	N/A
Leverage capital	136,772	5.76	94,934	4.0%	N/A	N/A
Total risk-based capital (to risk weighted assets)	151,556	11.62	104,386	8.0%	$130,483	10.00%
Tier I risk-based capital (to risk weighted assets)	136,772	10.48	N/A	N/A	78,290	6.00
Tier I leverage capital (to average assets)	136,772	5.82	N/A	N/A	117,417	5.00

The following is a reconciliation of generally accepted accounting principles (GAAP) capital to regulatory capital for the Bank:
At June 30,		2001		2000
	Tangible Capital	Leverage Capital	Risk-Based Capital	Tangible Capital	Leverage Capital	Risk-Based Capital
GAAP capital	$220,757	$220,757	$220,757	$194,236	$194,236	$194,236
Non-allowable assets:
Core deposit intangible	(2,935)	(2,935)	(2,935)	(3,760)	(3,760)	(3,760)
Unrealized loss (gain) on available for sale securities	(2,816)	(2,816)	(2,816)	6,550	6,550	6,550
Goodwill	(55,638)	(55,638)	(55,638)	(60,254)	(60,254)	(60,254)
General valuation allowance	-	-	15,459	-	-	14,784
Regulatory capital	159,368	159,368	174,827	136,772	136,772	151,556
Minimum capital requirement	39,200	104,500	111,250	35,600	94,934	104,386
Regulatory capital excess	$120,168	$54,868	$63,577	$101,172	$41,838	$47,170

21. QUARTERLY FINANCIAL INFORMATION

The following represents the unaudited results of operations for each of the quarters during the fiscal years ended June 30, 2001 and 2000.

For the three Months ended	September 30, 2000	December 31, 2000	March 31, 2001	June 30, 2001
Net interest income	$15,847	$16,540	$16,967	$18,251
Provision for loan losses	60	560	60	60
Net interest income after provision for loan losses	15,787	15,980	16,907	18,191
Non-interest income	1,802	2,771	2,201	2,518
Non-interest expense	8,367	8,802	8,785	9,142
Income before income taxes	9,222	9,949	10,323	11,567
Income tax expense	3,649	3,957	3,763	4,452
Net income	$5,573	$5,992	$6,560	$7,115
Earnings per share (1):
Basic	$0.52	$0.57	$0.62	$0.67
Diluted	$0.50	$0.54	$0.59	$0.63
For the three Months ended	September 30, 1999	December 31, 1999	March 31, 2000	June 30, 2000
Net interest income	$16,560	$16,729	$16,746	$16,768
Provision for loan losses	60	60	60	60
Net interest income after Provision for loan losses	16,500	16,669	16,686	16,708
Non-interest income	2,103	1,497	1,442	1
Non-interest expense	8,886	9,009	8,811	7,309
Income before income taxes	9,717	9,157	9,317	9,400
Income tax expense	4,157	3,741	3,555	3,764
Net income	$5,560	$5,416	$5,762	$5,636
Earnings per share (1):
Basic	$0.48	$0.47	$0.51	$0.52
Diluted	$0.45	$0.45	$0.49	$0.50

(1) The quarterly earnings per share amounts, when added, may not agree to earnings per share reported on the Consolidated Statement of Operations due to differences in the computed weighted average shares outstanding as well as rounding differences.

22. CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following statements of condition as of June 30, 2001 and 2000, and the related statements of operations and cash flows for the years ended June 30, 2001, 2000 and 1999 reflect the Company's investment in its wholly-owned subsidiaries, the Bank and 842 Manhattan Avenue Corp., using the equity method of accounting:

DIME COMMUNITY BANCSHARES, INC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)
At June 30,	2001	2000
ASSETS:
Cash and due from banks	$87	$37
Investment securities available for sale	9,861	18,881
Mortgage-backed securities available for sale	25,033	42,015
Federal funds sold and short term investments	11,045	8,830
ESOP loan to subsidiary	6,602	6,853
Investment in subsidiary	221,090	194,548
Other assets	1,189	1,256
Total assets	$274,907	$272,420

LIABILITIES AND STOCKHOLDERS' EQUITY:
Securities sold under agreement to repurchase	$21,325	$39,126
Subordinated notes payable	25,000	25,000
Other liabilities	1,466	1,125
Stockholders' equity	227,116	207,169
Total liabilities and stockholders' equity:	$274,907	$272,420

DIME COMMUNITY BANCSHARES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands)
For the year ended June 30,	2001	2000	1999
Net interest income (loss)	$(341)	$1,214	$1,503
Dividends received from Bank	9,500	18,013	54,000
Gain on sales of securities	972	117	555
Non-interest expense	(519)	(447)	(431)
Income before income taxes and equity of undistributed (overdistributed) earnings of subsidiaries	9,612	18,897	55,627
Income tax (credit) expense	(60)	435	752
Income before equity of undistributed (overdistributed) earnings of subsidiaries	9,672	18,462	54,875
Equity in undistributed (overdistributed) earnings of Subsidiaries (1)	15,568	3,912	(35,014)
Net income	$25,240	$22,374	$19,861

(1) The equity in overdistributed earnings of subsidiaries for the year ended June 30, 1999, represents dividends paid to the Company by its subsidiaries in excess of the current year's earnings of Subsidiaries.

DIME COMMUNITY BANCSHARES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
For the year ended June 30,	2001	2000	1999
Cash flows from Operating Activities:
Net income	$25,240	$22,374	$19,861
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (undistributed) overdistributed earnings of Subsdiaries	(15,568)	(3,912)	35,014
Gain on sale of investment securities available for sale	(972)	(117)	(555)
Net accretion of discount on securities available for sale	77	279	(283)
Decrease (Increase) in other assets	67	(992)	(80)
Decrease (Increase) in receivable for securities purchased	-	-	1,264
Decrease in other liabilities	1,170	(9)	(747)
Net cash provided by operating activities	10,014	17,623	54,474

Cash flows from Investing Activities:
(Increase) Decrease in federal funds sold and short-term investments	(2,215)	(5,313)	(2,226)
Proceeds from sale of investment securities available for sale	2,227	341	9,373
Proceeds from calls and maturities of investment securities available for sale	9,000	-	5,000
Purchases of investment securities available for sale	(262)	(10,069)	(5,425)
Purchases of mortgage-backed securities available for sale	-	(9,906)	(54,015)
Principal repayments on mortgage-backed securities available for sale	17,735	12,779	8,485
Principal repayments on ESOP loan	250	1,164	691
Cash disbursed in acquisition of Financial Bancorp, net of cash acquired	-	-	(33,068)
Net cash (used in) provided by investing activities	26,735	(11,004)	(71,185)

Cash flows from Financing Activities:
(Decrease) Increase in securities sold under agreement to repurchase	(17,801)	(4,640)	43,766
Proceeds from issuance of subordinated notes payable	-	25,000	-
Common stock issued for exercise of Stock Options	-	-	468
Cash dividends paid to stockholders	(8,733)	(7,704)	(5,919)
Purchase of treasury stock	(9,296)	(19,299)	(21,198)
Purchase of common stock by Benefit Maintenance Plan	(869)	-	(400)
Net cash (used in) provided by financing activities	(36,699)	(6,643)	16,717

Net (decrease) increase in cash and due from banks	50	(24)	6
Cash and due from banks, beginning of period	37	61	55
Cash and due from banks, end of period	$87	$37	$61

23. SUBSEQUENT EVENT

On August 21, 2001, the Company paid a 50 percent stock dividend to all shareholders of record as of July 31, 2001. This dividend, which had the effect of a three-for-two stock split, was effective in the trading price of the Company's common stock as of August 22, 2001.

* * * * *

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

10.1 Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Vincent F. Palagiano (4)

10.2 Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Michael P. Devine (4)

10.3 Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Kenneth J. Mahon (4)

10.4 Employment Agreement between Dime Community Bancorp, Inc. and Vincent F. Palagiano (4)

10.5 Employment Agreement between Dime Community Bancorp, Inc. and Michael P. Devine (4)

10.6 Employment Agreement between Dime Community Bancorp, Inc. and Kenneth J. Mahon (4)

10.7 Form of Employee Retention Agreements by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain executive officers (4)

10.8 The Benefit Maintenance Plan of Dime Community Bancorp, Inc. (5)

10.9 Severance Pay Plan of The Dime Savings Bank of Williamsburgh (4)

10.10 Retirement Plan for Board Members of Dime Community Bancorp, Inc. (5)

10.11 Dime Community Bancorp, Inc. Stock Option Plan for Outside Directors , Officers and Employees, as amended by amendments number 1 and 2. (5)

10.12 Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc., as amended by amendments number 1 and 2. (5)

10.13 Form of stock option agreement for Outside Directors under Dime Community Bancorp, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees. (5)

10.14 Form of stock option agreement for officers and employees under Dime Community Bancorp, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees (5)

10.15 Form of award notice for outside directors under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc. (5)

10.16 Form of award notice for officers and employees under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc. (5)

10.17 Financial Federal Savings Bank Incentive Savings Plan in RSI Retirement Trust. (7)

10.18 Financial Federal Savings Bank Employee Stock Ownership Plan. (7)

10.19 Option Conversion Certificates between Dime Community Bancshares, Inc. and each of Messrs: Russo, Segrete, Calamari, Latawiec, O'Gorman, and Ms. Swaya pursuant to Section 1.6(b) of the Agreement and Plan of Merger, dated as of July 18, 1998 by and between Dime Community Bancshares, Inc. and Financial Bancorp, Inc. (7)

11.0 Statement Re: Computation of Per Share Earnings

21.1 Subsidiaries of the Registrant

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

(7) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and filed on September 28, 2000.