Form 10-Q
period 2001-09-30
DIME COMMUNITY BANCSHARES INC
filed 2001-11-14
CIK 1005409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Classes of Common Stock Number of Shares Outstanding, October 31, 2001

$.01 Par Value 16,949,452

	PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements
	Consolidated Statements of Financial Condition at September 30, 2001 and June 30, 2001 (Unaudited)	3
	Consolidated Statements of Operations for the Three Months Ended September 30, 2001 and 2000 (Unaudited)	4
	Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the Three Months Ended September 30, 2001 and 2000 (Unaudited)	5
	Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2001 and 2000 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-18
Item 3	Quantitative and Qualitative Disclosure About Market Risk	18

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 2.	Changes in Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	19
	Signatures	20
	Exhibits

Explanatory Notes: Statements contained in this Quarterly Report on Form 10-Q relating to plans, strategies, economic performance and trends, and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking information is inherently subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, legislative and regulatory conditions, or the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from our operations and investments and the degree to which the recent terrorist attack on New York City affects our local economy and real estate market. We have no obligation to update these forward looking statements.

As used in this Form 10-Q, "we" and "us" and "our" refer to Dime Community Bancshares, Inc. and/or its consolidated subsidiaries, depending on the context.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In Thousands Except Share Amounts)

At	September 30, 2001	June 30, 2001
ASSETS:
Cash and due from banks	$22,712	$25,319
Federal funds sold and short-term investments	68,146	36,619
Investment securities held-to-maturity (estimated fair value of $1,808 and $3,819 at September 30, 2001 and June 30, 2001, respectively):
Encumbered	1,284	1,284
Unencumbered	500	2,500
	1,784	3,784
Investment securities available for sale
Encumbered	-	-
Unencumbered	98,350	91,357
	98,350	91,357
Mortgage-backed securities held-to-maturity (estimated fair value of $6,362 and $8,326 at September 30, 2001 and June 30, 2001, respectively):
Encumbered	5,758	7,425
Unencumbered	412	735
	6,170	8,160
Mortgage-backed securities available for sale:
Encumbered	355,054	421,925
Unencumbered	50,759	8,362
	405,813	430,287
Loans:
Real estate	1,981,619	1,953,028
Other loans	6,715	7,333
Less allowance for loan losses	(15,509)	(15,459)
Total loans, net	1,972,825	1,944,902
Premises and fixed assets, net	14,641	14,640
Federal Home Loan Bank of New York capital stock	40,835	44,382
Other real estate owned, net	402	370
Goodwill	55,638	55,638
Other assets	63,272	66,286
Total Assets	$2,750,588	$2,721,744
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors	$1,516,574	$1,428,432
Escrow and other deposits	44,658	39,960
Securities sold under agreements to repurchase	361,675	427,788
Federal Home Loan Bank of New York advances	532,500	542,500
Subordinated notes payable	25,000	25,000
Other liabilities	35,197	30,948
Total Liabilities	2,515,604	2,494,628
Stockholders' Equity
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at September 30, 2001 and June 30, 2001)	-	-
Common stock ($0.01 par, 45,000,000 shares authorized, 20,354,801 shares and 20,321,933 shares issued at September 30, 2001 and June 30, 2001, respectively, and 16,936,352 and 16,993,484 shares outstanding at September 30, 2001 and June 30, 2001 respectively)	203	146
Additional paid-in capital	151,952	151,398
Retained earnings	156,433	150,264
Accumulated other comprehensive income, net of deferred taxes	6,698	4,030
Unallocated common stock of Employee Stock Ownership Plan	(6,247)	(6,365)
Unearned common stock of Recognition and Retention Plan	(2,417)	(2,899)
Common stock held by Benefit Maintenance Plan	(2,659)	(2,659)
Treasury stock, at cost (3,418,449 shares and 3,328,449 shares at September 30, 2001 and June 30, 2001, respectively )	(68,979)	(66,799)
Total Stockholders' Equity	234,984	227,116
Total Liabilities And Stockholders' Equity	$2,750,588	$2,721,744

See notes to financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands Except Per Share Data)
For the three months ended September 30,	2001	2000

Interest income:
Loans secured by real estate	$37,505	$33,321
Other loans	168	178
Mortgage-backed securities	6,472	7,388
Investment securities	1,342	2,175
Other	1,189	980

Total interest income	46,676	44,042

Interest expense:
Deposits and escrow	13,860	12,015
Borrowed funds	13,860	16,180
Total interest expense	27,720	28,195
Net interest income	18,956	15,847
Provision for loan losses	60	60

Net interest income after provision for loan losses	18,896	15,787

Non-interest income:
Service charges and other fees	1,153	965
Net gain on sales of loans	6	2
Net gain on sales and redemptions of securities, deposits and other assets	24	35
Other	1,404	800

Total non-interest income	2,587	1,802

Non-interest expense:
Salaries and employee benefits	3,792	3,296
ESOP and RRP compensation expense	894	692
Occupancy and equipment	1,040	972
Federal deposit insurance premiums	66	63
Data processing costs	489	424
Goodwill amortization	-	1,154
Other	2,041	1,766

Total non-interest expense	8,322	8,367

Income before income taxes	13,161	9,222
Income tax expense	4,837	3,649

Net income	$8,324	$5,573

Earnings per Share:
Basic	$0.53	$0.35
Diluted	$0.49	$0.33

See notes to financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)
For the three months ended September 30,	2001	2000

Common Stock (Par Value $0.01):
Balance at beginning of period	$146	$145
Adjustment for stock dividend	57	-
Balance at end of period	203	145

Additional Paid-in Capital:
Balance at beginning of period	151,398	150,034
Adjustment for stock dividend	(63)	-
Stock options exercised	323	9
Amortization of excess fair value over cost - ESOP stock	294	84
Balance at end of period	151,952	150,127

Retained earnings:
Balance at beginning of period	150,264	133,769
Net income for the period	8,324	5,573
Cash dividends declared and paid	(2,155)	(2,215)
Balance at end of period	156,433	137,127

Accumulated other comprehensive income , net:
Balance at beginning of period	4,030	(6,309)
Change in other comprehensive income (loss) during the period,
net of deferred taxes	2,668	3,225
Balance at end of period	6,698	(3,084)

Employee Stock Ownership Plan:
Balance at beginning of period	(6,365)	(6,853)
Amortization of earned portion of ESOP stock	118	126
Balance at end of period	(6,247)	(6,727)

Recognition and Retention Plan:
Balance at beginning of period	(2,899)	(4,324)
Amortization of earned portion of RRP stock	482	482
Balance at end of period	(2,417)	(3,842)

Treasury Stock:
Balance at beginning of period	(66,799)	(57,503)
Purchase of treasury shares, at cost	(2,180)	(2,215)
Balance at end of period	(68,979)	(59,718)

Common Stock Held by Benefit Maintenance Plan:
Balance at beginning of period	(2,659)	(1,790)
Common stock acquired by BMP	-	(659)
Balance at end of period	(2,659)	(2,449)

Statements of Comprehensive Income
Net Income	8,324	5,573
Reclassification adjustment for securities sold, net of taxes of $5 during the three months ended September 30, 2001	(6)	-
Net unrealized securities gains (losses) arising during the period, net of taxes of $2,278 and $2,747 during the three months ended September 30, 2001 and 2000, respectively	2,674	3,225
Comprehensive Income	$10,992	$8,798

See notes to financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)
Three Months Ended September 30,	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$8,324	$5,573
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on investment and mortgage backed securities sold	(11)	-
Net gain on sale of loans held for sale	(6)	(2)
Net gain on sale of other assets	(13)	(35)
Net depreciation and amortization	328	168
ESOP and RRP compensation expense	894	692
Provision for loan losses	60	60
Goodwill amortization	-	1,154
Decrease in loans held for sale	6	102
Decrease (Increase) in other assets and other real estate owned	722	(1,207)
Increase in other liabilities	4,249	5,333
Net cash provided by operating activities	14,553	11,838
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in Federal funds sold	(31,527)	(8,891)
Proceeds from maturities of investment securities available for sale	-	1,220
Proceeds from calls of investment securities held to maturity	2,000	-
Proceeds from calls of investment securities available for sale	2,011	-
Purchases of investment securities available for sale	(8,043)	(10)
Purchases of mortgage backed securities available for sale	(5,000)	-
Principal collected on mortgage backed securities held to maturity	1,990	1,590
Principal collected on mortgage backed securities available for sale	33,411	16,773
Net increase in loans	(27,983)	(45,216)
Purchases of fixed assets	(275)	(247)
Sale (Purchase) of Federal Home Loan Bank stock	3,547	(227)
Net cash used in investing activities	(29,869)	(35,008)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in due to depositors	88,142	23,633
Net increase in escrow and other deposits	4,698	10,196
(Repayments of) Proceeds from Federal Home Loan Bank of New York Advances	(10,000)	2,500
Decrease in securities sold under agreements to repurchase	(66,113)	(5,611)
Cash disbursed in payment of stock dividend	(6)	-
Cash dividends paid	(2,155)	(2,215)
Stock options exercised and tax benefits of RRP	323	9
Purchase of common stock by Benefit Maintenance Plan and RRP	-	(659)
Purchase of treasury stock	(2,180)	(2,215)
Net cash provided by financing activities	12,709	25,638
(DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(2,607)	2,468
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	25,319	15,371
CASH AND DUE FROM BANKS, END OF PERIOD	$22,712	$17,839
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	-	-
Cash paid for interest	27,305	26,631
Transfer of loans to Other real estate owned	134	-
Change in unrealized gain (loss) on available for sale securities, net of deferred taxes	2,668	3,225

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

The Bank has been, and intends to continue to be, a community-oriented financial institution providing financial services and loans for housing within its market areas. We maintain our headquarters in the Williamsburgh section of the borough of Brooklyn. As of September 30, 2001, the Bank had seventeen additional offices located in the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2001, the results of operations for the three-month periods ended September 30, 2001 and 2000, changes in stockholders' equity and comprehensive income for the three-month periods ended September 30, 2001 and 2000, and cash flows for the three month periods ended September 30, 2001 and 2000. The results of operations for the three-months ended September 30, 2001 are not necessarily indicative of the results of operations for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (referred to as U.S. GAAP) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

These consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended June 30, 2001 and notes thereto.

3. TREASURY STOCK

During the three months ended September 30, 2001, we repurchased 87,500 shares of our common stock into treasury. The average price of the treasury shares acquired was $24.91 per share, or $16.61 as adjusted for the 50% stock dividend paid on August 21, 2001. All shares have been recorded at the acquisition cost.

4. STOCK DIVIDEND

On August 21, 2001, we paid a 50% stock dividend to all shareholders of record as of July 31, 2001. Capital accounts, share and per share data have been adjusted to reflect this dividend, which had the effect of a three-for-two stock split.

  RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting for Business Combinations - Effective July 1, 2001, we adopted Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS 141"). SFAS 141 establishes new standards for accounting and reporting requirements for business combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations, and prohibits use of the pooling-of-interest method of accounting for business combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001. The adoption of this statement did not have a material impact upon the Company's financial condition or results of operations.

Accounting for Goodwill - Effective July 1, 2001, we adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," ("SFAS 142"). SFAS 142, established new standards for goodwill acquired in a business combination. SFAS 142 eliminated amortization of goodwill and instead requires a transitional goodwill impairment test to be performed six months from the date of adoption and an annual impairment test be performed thereafter. As of July 1, 2001, and September 30, 2001, we had goodwill of $55.6 million that is subject to the transitional goodwill impairment test. We have not yet determined if any impairment charges will result from the adoption of this statement. The first such impairment charge, if any, will be reported with the financial results for the second fiscal quarter. Prior to adoption of SFAS 142, quarterly goodwill amortization expense totaled $1.2 million.

Had we been accounting for goodwill and other intangible assets under SFAS 142 for all periods presented, our net income (in thousands) and earnings per share would have been as follows:
	Three Months Ended September 30,
	2001	2000
NET INCOME
Reported Net Income	$8,324	$5,573
Add back goodwill amortization, net of tax	-	1,154
Adjusted net income	$8,324	$6,727

BASIC EARNINGS PER SHARE
Reported net income	$0.53	$0.35
Goodwill amortization, net of tax	-	$0.07
Adjusted net income	$0.53	$0.42

DILUTED EARNINGS PER SHARE
Reported net income	$0.49	$0.33
Goodwill amortization, net of tax	-	$0.07
Adjusted net income	$0.49	$0.40

Changes in the carrying amount of goodwill and other intangible assets (in thousands) for the quarter ended September 30, 2001 are as follows:
	As of September 30, 2001		As of June 30, 2001
	Original Amount	Accumulated Amortization	Net Carrying Value	Original Amount	Accumulated Amortization	Net Carrying Value
Goodwill	$72,663	$(17,025)	$55,638	$72,663	$(17,025)	$55,638
Core Deposit Intangible	4,950	(2,221)	2,729	4,950	(2,015)	2,935
Total	$77,613	$(19,246)	$58,367	$77,613	$(19,040)	$58,573

Aggregate amortization expense related to the core deposit intangible was $206,000 for both the three months ended September 30, 2001 and 2000. Estimated future amortization expense (in thousands) related to the core deposit intangible is as follows:
For the fiscal year ended June 30:
2002	$825
2003	825
2004	825
2005	460
2006	-
$2,935

We will perform and report the results of the transitional impairment test for goodwill in our December 31, 2001 financial statements.

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

Selected Financial Highlights and Other Data

(Dollars in thousands except per share amounts)
	At or For the Three Months
	Ended September 30,
	2001	2000
Performance and Other Selected Ratios:
Return on Average Assets	1.22%	0.89%
Return on Average Stockholders' Equity	14.49	10.69
Core Return on Average Stockholders' Equity (1)	14.45	10.63
Stockholders Equity to Total Assets	8.54	8.32
Tangible Equity to Total Tangible Assets	6.33	6.12
Loans to Deposits at End of Period	131.11	142.13
Loans to Earning Assets at End of Period	76.20	73.75
Average Interest Rate Spread (2)	2.54	2.33
Net Interest Margin (2)	2.92	2.68
Average Interest Earning Assets to average interest bearing liabilities	109.84	108.20
Non-Interest Expense to Average Assets	1.22	1.33
Core Non-interest Expense to Average Assets (3)	1.19	1.11
Efficiency Ratio	38.68	47.51
Core Efficiency Ratio (3)	37.72	39.79
Effective Tax Rate	36.75	39.57
Dividend payout ratio	25.85	38.00
Average Tangible Equity	$166,099	$152,113
Per Share Data:
Reported EPS (Diluted)	0.49	0.33
Core EPS (Diluted) (1)	0.49	0.33
Cash dividends per share	0.13	0.13
Stated Book Value	13.87	12.22
Tangible Book Value	10.03	8.78

Selected Financial Highlights and Other Data (Continued)
	At or For the Three Months
	Ended September 30,
	2001	2000
Cash Earnings Data (4):
Cash Earnings	9,424	7,625
Cash EPS (Diluted)	0.56	0.46
Core Cash EPS (Diluted) (1)	0.56	0.45
Cash Return on Average Assets	1.38%	1.21%
Cash Return on Average Stockholders' Equity	16.40	14.63
Core Cash Return on Average Stockholders' Equity (1)	16.37	14.57
Cash Non-interest Expense to Average Assets (5)	1.06	1.00
Cash Efficiency Ratio (5)	33.57	35.86
Asset Quality Summary:
Net charge-offs	$10	$6
Non-performing Loans	3,532	4,418
Other real estate owned	402	381
Non-performing Loans/Total Loans	0.18%	0.25%
Non-performing Assets/Total Assets	0.14	0.19
Allowance for Loan Loss/Total Loans	0.78	0.84
Allowance for Loan Loss/Non-performing Loans	439.10	335.88
Regulatory Capital Ratios: (Bank Only)
Tangible capital	6.29%	5.95%
Leverage capital	6.29	5.95
Total risk-based capital	12.64	11.51
Earnings to Fixed Charges Ratios
Including interest on deposits	1.47x	1.33x
Excluding interest on deposits	1.95	1.57
  Amounts exclude gains and losses on sales of assets, and other significant non-recurring income or expense items.
  Excluding a prepayment penalty expense on borrowings of $482,000 recorded during the three months ended September 30, 2001, the net interest spread was 2.62% and the net interest margin was 3.00% during the three months ended September 30, 2001.
  In calculating these ratios, amortization expense related to goodwill (with regard to the three months ended September 30, 2000 only) and core deposit intangible expense of $206,000 are excluded from non-interest expense.
  Amounts exclude non-cash expenses related to goodwill (with regard to the three months ended September 30, 2000 only) and core deposit intangible amortization and compensation expense related to stock benefit plans.
  In calculating these ratios, non-interest expense excludes non-cash expenses related to goodwill (with regard to the three months ended September 30, 2000 only), core deposit intangible amortization and compensation expense related to stock benefit plans.

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

Our primary investing activities are the origination of multi-family real estate mortgage loans, and the purchase of mortgage-backed and other securities. During the three months ended September 30, 2001, our loan originations totaled $105.4 million compared to $68.1 million for the three months ended September 30, 2000. Increases in interest rates during the period January 2000 through December 2000 resulted in a decline in our loan origination activity during that period. Interest rate declines during the period December 2000 through September 2001 resulted in an increase in origination activity during the period January 1, 2001 through September 30, 2001. Purchases of investment and mortgage securities, which were negligible during the three months ended September 30, 2000, totaled $13.0 million for the three months ended September 30, 2001. Purchase activity during the three months ended September 30, 2001, resulted from added liquidity during the period attributable to increased repayments of loans and mortgage-backed securities, as well as deposit inflows.

Funding for loan originations and security purchases during the three months ended September 30, 2001 was obtained primarily from principal repayments on loans and mortgage-backed securities, deposit growth and maturities and calls of investment securities. Principal repayments on real estate loans and mortgage-backed securities totaled $110.3 million during the three months ended September 30, 2001, compared to $43.5 million during the three months ended September 30, 2000. The increase in prepayments and principal amortization of loans and mortgage-backed securities resulted from the changes in customer re-finance activities associated with declines in interest rates during the period December 2000 through September 2001. Maturities and calls of investment securities totaled $4.0 million during the three months ended September 30, 2001, and $1.2 million during the three months ended September 30, 2000. This increase also resulted from the declines in interest rates during the period December 2000 through September 2001.

Deposits increased $88.1 million during the three months ended September 30, 2001, compared to an increase of $23.6 million during the three months ended September 30, 2000. The increase in deposits during the three months ended September 30, 2001 reflects both increased marketing efforts over the past twelve months that have helped generate additional deposit balances in certificate and non-certificate accounts, as well as an apparent consumer trend to move monies out of mutual funds and into depository institutions. The greatest growth during this period has been realized in our money market accounts, which increased $78.1 million during the three months ended September 30, 2001. Deposit flows are affected by, among other factors, the level of interest rates and the interest rates and products offered by local competitors. Certificates of deposit that are scheduled to mature in one year or less from September 30, 2001 totaled $501.2 million. Based upon our current pricing strategy and deposit retention experience, we believe that we will retain a significant portion of such deposits.

Stockholders equity increased $7.9 million during the three months ended September 30, 2001, due to the addition of net income of $8.3 million and the increase of $2.7 million in the after-tax unrealized gain on available for sale securities during the period, related to an increase in the market value of those securities. These increases to equity were partially offset by cash dividends of $2.2 million and treasury stock repurchases of $2.2 million during the same period.

During the three months ended September 30, 2001, we repurchased 87,500 shares of our common stock into treasury. The average price of the treasury shares acquired was $24.91 per share, or $16.61 as adjusted to reflect the 50% stock dividend paid on August 21, 2001. All shares have been recorded at the acquisition cost. As of September 30, 2001, we had 1,884,500 shares remaining to be repurchased under authorized share repurchase programs. Based upon the closing market price of $25.32 per share for our common stock as of September 30, 2001, we would utilize approximately $47.7 million in funds in order to repurchase all of these remaining authorized shares.

On August 21, 2001, we paid a 50% common stock dividend to all shareholders of record as of July 31, 2001. This dividend had the effect of a three-for-two stock split.

During both the three months ended September 30, 2001 and 2000, we paid cash dividends totaling $2.2 million, which represented $0.13 per outstanding common share.

The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period. We monitor our liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sales and various money market investments. In the event that we should require funds beyond our ability to generate them internally, additional sources of funds are available through the use of the Bank's $813.6 million borrowing limit at the FHLBNY. At September 30, 2001, the Bank had $550.0 million in short- and medium-term advances outstanding at the FHLBNY, and a remaining borrowing limit of $263.6 million.

The Bank is subject to minimum capital regulatory requirements imposed by the OTS, which requirements are, as a general matter, based on the amount and composition of an institution's assets. Tangible capital must be at least 1.5% of total tangible assets and total risk-based capital must be at least 8.0% of risk-weighted assets. Insured institutions in the strongest financial management condition are required to maintain Tier 1 capital of not less than 3.0% of total assets (the "leverage capital ratio"). For all other banks, the minimum leverage capital requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the institution. At September 30, 2001, the Bank was in compliance with all applicable regulatory capital requirements. Tangible capital totaled $166.5 million, or 6.29% of total tangible assets, leverage capital was 6.29% of adjusted assets, and total risk-based capital was 12.64% of risk-weighted assets. In addition, at September 30, 2001, the Bank was considered "well-capitalized" for all regulatory purposes.

Asset Quality

Non-performing loans (loans past due 90 days or more as to principal or interest) totaled $3.5 million at September 30, 2001, compared to $3.1 million at June 30, 2001. The increase primarily reflects the addition of one non-performing multi-family loan with an outstanding principal balance of $679,000 during the period. We also had 27 loans totaling $2.6 million delinquent 60-89 days at September 30, 2001, as compared to 34 such delinquent loans totaling $1.6 million at June 30, 2000. The majority of the number of non-performing loans and loans delinquent 60-89 are represented by consumer loans, which possess small outstanding balances.

Under accounting principles generally accepted in the United States of America (referred to as "U.S. GAAP"), we are required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a debt constitutes a troubled-debt restructuring if we, for economic or legal reasons related to the borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider. We had one loan classified as a troubled-debt restructuring at both September 30, 2001 and June 30, 2001, totaling $2.9 million. This loan entered into a payment restructuring agreement as a result of weaknesses in the short-term cash flows surrounding the underlying collateral. Under the terms of this restructuring agreement, repayments of all principal and interest are scheduled to commence in April 2002, and conclude at the stated maturity of the loan in July, 2003. In connection with this loan, we added a provision of $500,000 to our allowance for loan losses during the quarter ended December 31, 2000. This loan is also deemed impaired in accordance with SFAS 114 at September 30, 2001.

SFAS 114 provides guidelines for determining and measuring impairment in loans. For each loan that we determine to be impaired, impairment is measured by the amount the carrying balance of the loan, including all accrued interest, exceeds the estimate of fair value. A specific reserve is established within the allowance for loan losses, to the extent of impairment. Generally, we consider non-performing loans to be impaired loans. The recorded investment in loans deemed impaired was approximately $5.0 million as of September 30, 2001, consisting of six loans, compared with $4.1 million at June 30, 2001, consisting of four loans. The average balance of impaired loans was $4.5 million for the three months ended September 30, 2001 compared to $2.6 million for the three months ended September 30, 2000. The increase in both the current and average balance of impaired loans resulted primarily from the addition of 2 impaired loans totaling approximately $962,000 during the quarter ended September 30, 2001. At September 30, 2001, reserves totaling $775,000 have been allocated within the allowance for loan losses for impaired loans. At September 30, 2001, impaired loans exceeded non-performing loans by $1.5 million. This difference is comprised of the previously noted $2.9 million troubled-debt restructuring loan, which, while not included in non-performing loans at September 30, 2001, is deemed impaired, and which is partially offset by $1.5 million of one-to four-family, cooperative apartment and consumer loans, which, while on non-accrual status, are not deemed impaired. This $1.5 million in one- to four-family, cooperative apartment, and consumer loans are not deemed impaired since they each have outstanding balances less than $227,000, and are considered homogeneous loan pools that are not required to be evaluated for impairment.

The balance of other real estate owned ("OREO") was $402,000, consisting of 5 properties, at September 30, 2001 compared to $370,000, consisting of 5 properties at June 30, 2001. During the three months ended September 30, 2001, one property with a recorded balance of $134,000 was transferred into OREO, and was partially offset by the sale of one property with aggregate recorded balances of $102,000 during this period.

The following table sets forth information regarding our non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated.
At	September 30, 2001	June 30, 2001
	(Dollars In Thousands)
Non-performing loans:
One- to four-family	$1,282	$1,572
Multi-family and underlying cooperative	2,092	1,131
Cooperative apartment	15	200
Other loans	143	155
Total non-performing loans	3,532	3,058
Total OREO	402	370
Total non-performing assets	$3,934	$3,428

Troubled-debt restructurings	$2,924	$2,924
Total non-performing assets and troubled-debt restructurings	6,858	6,352
Impaired loans	5,016	4,054
Total non-performing loans to total loans	0.18%	0.16%
Total impaired loans to total loans	0.25	0.30
Total non-performing assets to total assets	0.14	0.13
Total non-performing assets and troubled-debt restructurings to total assets	0.25	0.23

Comparison of Financial Condition at September 30, 2001 and June 30, 2001

Assets. Our assets totaled $2.75 billion at September 30, 2001, an increase of $28.8 million from total assets of $2.72 billion at June 30, 2001. The growth in assets was experienced primarily in real estate loans, which increased $28.6 million since June 30, 2001. The increase in real estate loans resulted primarily from real estate loan originations of $104.6 million during the three months ended September 30, 2001, of which $96.6 million were multi-family and underlying cooperative loans. Real estate loan origination levels have increased steadily since January 2001 as a result of declines in interest rates during the period. Principal repayments on real estate loans, which totaled $74.9 million during the three months ended September 30, 2001, have also increased during the period January 2001 through September 2001, as a result of declines in interest rates. Federal funds sold also increased $31.5 million during the three months ended September 30, 2001, due to increased liquid funds resulting from growth in prepayments of loans and mortgage-backed securities as well as deposit growth during the period, which as of September 30, 2001, were not yet placed in funding of loan originations or investment and mortgage-backed security purchases. Investment security purchases totaled $8.0 million during the three months ended September 30, 2001, resulting in a net increase of $7.2 million in investment securities available for sale during the period. These purchases reflect the placement of a portion of the liquid funds generated during the three months ended September 30, 2001 into shorter-term investment securities.

Mortgage-backed securities available for sale declined $24.5 million during the three months ended September 30, 2001 as a result of principal repayments of $33.4 million during the period, which were offset by purchases of $5.0 million and an increase of $4.0 million in the fair market value of these securities during the period, as these securities are recorded at their fair market value in accordance with U.S. GAAP.

Liabilities. Total liabilities increased $21.0 million during the three months ended September 30, 2001 due primarily to an increase of $88.1 million in deposits. The growth in deposits resulted from both the success of various sales and marketing activities during the period, as well as an apparent consumer trend to move monies out of mutual funds and into depository institutions. The sales and marketing activities targeted growth in non-certificate balances (with particular emphasis upon money market and checking accounts) and customer households (with a focus upon relationship development). In addition, escrow and other deposits increased $4.7 million during this period as a result of growth in mortgage escrow funds, which accumulate regularly prior to semi-annual payments in late June and December. The growth in deposits and escrow were utilized to fund loan originations during the period and reduce the level of borrowings, with excess deposit flows retained in federal funds sold at September 30, 2001. Borrowings declined $76.1 million during the three months ended September 30, 2001, with the majority of this decline ($66.1 million) experienced in securities sold under agreement to repurchase, as we elected to not replace a portion of our maturing short-term borrowings as a result of increased liquidity generated during the period from increased loan and mortgage-backed security amortization and deposit inflows.

Stockholders' Equity. Stockholders equity increased $7.9 million during the three months ended September 30, 2001. See "Liquidity and Capital Resources."

Capital Leverage Strategy. As a result of the initial public offering in June, 1996, our capital level significantly exceeded all regulatory requirements. A portion of the "excess" capital generated by the initial public offering has been deployed through the use of a capital leverage strategy whereby we invest in high quality mortgage-backed securities (referred to as leverage assets) funded by short term borrowings from various third party lenders under securities sold under agreement to repurchase transactions. The capital leverage strategy generates additional earnings for us by virtue of a positive interest rate spread between the yield on the leverage assets and the cost of the borrowings. Since the average term to maturity of the leverage assets exceeds that of the borrowings used to fund their purchase, the net interest income earned on the leverage strategy would be expected to decline in a rising interest rate environment, and increase in a falling rate environment. To date, the capital leverage strategy has been undertaken in accordance with limits established by our Board of Directors, aimed at enhancing profitability under moderate levels of interest rate exposure. Due to increases in interest rates during the period January, 2000 through December 2000, we reduced our activity in these transactions. No new capital leverage activity occurred during the three months ended September 30, 2001, as emphasis has been placed instead on stock repurchase and loan origination activity.

Comparison of the Operating Results for the Three Months ended September 30, 2001 and 2000

General. Net income was $8.3 million during the three months ended September 30, 2001, an increase of $2.8 million over net income of $5.6 million during the three months ended September 30, 2000. During this period, net interest income increased $3.1 million, non-interest income increased $785,000 and non-interest expense declined $45,000 resulting in increased pre-tax income of $3.9 million. Goodwill amortization, which was $1.2 million during the quarter ended September 30, 2000, was eliminated during the quarter ended September 30, 20001, offsetting an increase of $1.1 million in non-interest expense. Income tax expense increased $1.2 million as a result of the increased pre-tax income.

Net interest income. The discussion of net interest income for the three months ended September 30, 2001 and 2000, presented below, should be read in conjunction with the following table, which sets forth certain information relating to our consolidated statements of operations for the three months ended September 30, 2001 and 2000, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)
	Three Months Ended September 30,
		2001			2000
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)
Assets:
Interest-earning assets:
Real Estate Loans	$1,962,763	$37,505	7.64%	$1,732,748	$33,321	7.69%
Other loans	6,456	168	10.41	7,296	178	9.76
Mortgage-backed securities	423,154	6,472	6.12	429,437	7,388	6.88
Investment securities	98,128	1,342	5.47	138,736	2,175	6.27
Federal funds sold	105,200	1,189	4.52	58,401	980	6.71
Total interest-earning assets	2,595,701	$46,676	7.19%	2,366,618	$44,042	7.44%
Non-interest earning assets	135,829			148,508
Total assets	$2,731,530			$2,515,126

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW, Super Now accounts	$26,296	$78	1.18%	$26,207	$77	1.17%
Money Market accounts	335,869	3,436	4.06	157,557	1,711	4.31
Savings accounts	348,575	1,753	2.00	370,699	1,906	2.04
Certificates of deposit	695,168	8,593	4.90	620,069	8,321	5.32
Borrowed Funds	957,188	13,860	5.74	1,012,826	16,180	6.34
Total interest-bearing liabilities	2,363,096	$27,720	4.65%	2,187,358	$28,195	5.11%
Checking accounts	68,766			57,096
Other non-interest-bearing liabilities	69,873			62,181
Total liabilities	2,501,735			2,306,635
Stockholders' equity	229,795			208,491
Total liabilities and stockholders' equity	$2,731,530			$2,515,126
Net interest income/ interest rate spread(1)		$18,956	2.54%		$15,847	2.33%
Net interest-earning assets/net interest margin (2)	$232,605		2.92%	$179,260		2.68%
Ratio of interest-earning assets to interest-bearing liabilities			109.84%			108.20%

(1) Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis
	Three Months Ended
	September 30, 2001
	Compared to
	Three Months Ended
	September 30, 2000
	Increase/ (Decrease)
	Due to
	Volume	Rate	Total
	(Dollars In Thousands)
Interest-earning assets:
Real Estate Loans	$4,412	$(228)	$4,184
Other loans	(21)	11	(10)
Mortgage-backed securities	(104)	(812)	(916)
Investment securities	(596)	(237)	(833)
Other	657	(448)	209
Total	$4,348	$(1,714)	$2,634

Interest-bearing liabilities:
NOW and Super Now accounts	$-	$1	$1
Money market accounts	1,880	(155)	1,725
Savings accounts	(115)	(38)	(153)
Certificates of deposit	968	(696)	272
Borrowed funds	(839)	(1,481)	(2,320)
Total	1,894	(2,369)	(475)
Net change in net interest income	$2,454	$655	$3,109

Net interest income for the three months ended September 30, 2001 increased $3.1 million to $18.9 million from $15.8 million during the three months ended September 30, 2000. This increase was attributable to an increase of $2.6 million in interest income, as well as a decline of $475,000 in interest expense during the period. The interest rate spread increased 21 basis points from 2.33% for the three months ended September 30, 2000 to 2.54% for the three months ended September 30, 2001, and the net interest margin increased 24 basis points from 2.68% to 2.92% during the same period.

The increase in interest rate spread and net interest margin both reflect a 46 basis point decline in the average cost of interest bearing liabilities, resulting primarily from a decline in the average cost of borrowed funds of 60 basis points and certificate of deposit accounts of 42 basis points, as well as a shift in the composition of interest earning assets away from higher cost borrowings and certificates of deposits and towards lower cost money market deposit accounts. The average balance of money market accounts increased $178.3 million during the three months ended September 30, 2001 compared to the three months ended September 30, 2000 as a result of ongoing promotions in these accounts.

During the period January 2001 through September 2001, the Federal Open Market Committee reduced its overnight borrowing rate on eight different occasions, moving from a beginning rate of 6.5% to an ending rate of 3.0%. This rate was subsequently reduced an additional 50 basis points in October 2001. Because our liabilities generally possess a shorter average term to maturity than our assets, our net interest margin and interest rate spread generally benefit during periods in which interest rates decline. We anticipate that these reductions in interest rates will continue to favorably impact our net interest income during the upcoming six months. See "Quantitative and Qualitative Disclosure About Market Risk."

The growth in net interest margin also reflects the growth in the ratio of interest earning assets to interest bearing liabilities from 108.2% during the three months ended September 30, 2000 to 109.8% during the three months ended September 30, 2001, as growth in this ratio reflects added sources of interest income that possess no offsetting interest expense.

Interest Income. Interest income for the three months ended September 30, 2001, was $46.7 million, an increase of $2.7 million from $44.0 million during the three months ended September 30, 2000. The increase in interest income was attributable to increased interest income on real estate loans of $4.2 million. The increase in interest income on real estate loans was attributable to an increase of $230.0 million in the average balance of real estate loans, resulting from $434.8 million of real estate loans originated during the twelve-month period ended September 30, 2001, which exceeded the growth in loan amortization and prepayments during this period. Partially offsetting the increase in interest income on real estate loans were declines of $916,000 in interest income on mortgage-backed securities and $833,000 in interest income on investment securities, reflecting declines in average balances of $6.3 million in mortgage backed securities and $40.6 million in investment securities. Investment and mortgage-backed security average balances declined due to principal repayments, calls and maturities of these securities, as well as a decline in purchase activity during the period October 2000 through September 2001. See "Capital Leverage Strategy."

Overall, the yield on interest-earning assets declined 25 basis points from 7.44% during the three months ended September 30, 2000 to 7.19% during the three months ended September 30, 2001. Declines in the Federal Open Market Committee overnight borrowing rate during the period January 2001 through September 2001 resulted in declines of 76 basis points on mortgage-backed securities, 80 basis points on investment securities and 219 basis points on short-term investments during the three months ended September 30, 2001 compared to the three months ended September 30, 2000. The yield on real estate loans declined by only 5 basis points during this period. Real estate loans possess longer terms to maturity or interest rate repricing, and therefore have reacted slower than our other interest earning assets to the declines in interest rates during the period December 2000 through September 2001.

Interest Expense. Interest expense declined $475,000, to $27.7 million during the three months ended September 30, 2001, from $28.2 million during the three months ended September 30, 2000. This decline resulted in part from a reduction of $2.3 million in interest expense on borrowed funds, which resulted from a decline in the average cost of borrowed funds of 60 basis points as well as a decline in the average balance of borrowed funds that possess a higher average cost than other interest bearing liabilities, during the three months ended September 30, 2001 compared to the three months ended September 30, 2000. The average cost of certificate of deposit and money market accounts, the next largest components of our interest expense, also declined by 42 basis points and 25 basis points during the past year. These declines in average cost all reflect the ongoing reductions in overnight borrowing costs by the Federal Open Market Committee during the period January 2001 through September 2001.

Interest expense on money market accounts increased $1.7 million during the three months ended September 30, 2001 compared to the three months ended September 30, 2000, resulting from an increase of $178.3 million in the average balance of these deposits during this period. The growth in the average balance of these accounts resulted from ongoing promotions related to these accounts.

Provision for Loan Losses. The provision for loan losses was $60,000 during both the three months ended September 30, 2001 and 2000. The loan loss provision of $60,000 during the period reflects both our response to continued growth in real estate loans and our recognition of slight increases in delinquent and impaired loans. See "Asset Quality." The allowance for loan losses increased $50,000 during the three months ended September 30, 2001, as the loan loss provision of $60,000 exceeded net charge-offs of $10,000 during the period.

Non-Interest Income. Non-interest income increased $785,000 to $2.6 million during the three months ended September 30, 2001, from $1.8 million during the three months ended September 30, 2000. The increase resulted primarily from increased prepayment penalty income (included in other non-interest income) of $466,000, as loan prepayments have increased recently due to declines in interest rates. In addition, fee income increased $188,000 due primarily to an increase of $180,000 in deposit customer fees.

Non-Interest Expense. Non-interest expense was $8.3 million during the quarter ended September 30, 2001, slightly below the level during the quarter ended September 30, 2000.

Salary and employee benefits increased $496,000 during this period as a result of increased salaries and staffing during the past twelve months, reflecting growth in loans and deposit balances, as well as added deposit products during the period. The benefit costs associated with our Employee Stock Ownership Plan ("ESOP"), which is calculated based upon the average market value of our common stock, increased $202,000 due to an increase in the average market value of our common stock during the period.

Goodwill amortization expense was $1.2 million during the three months ended September 30, 2000. During the three months ended September 30, 2001 goodwill amortization was eliminated in accordance with our adoption of SFAS 142. See "Note 4 to the Consolidated Financial Statements."

Other expenses increased $275,000 due primarily to increased advertising and promotional expenses of $111,000, as well as various branch administrative expenses such as utilities, supplies, postage and protective services associated with increased customer activities over the past twelve months.

Income Tax Expense. Income tax expense increased $1.2 million, during the quarter ended September 30, 2001 compared to the three months ended September 30, 2000. Our effective tax rate declined from 39.6% to 36.8% during this period, due to the favorable tax status on activities associated with our subsidiary companies.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and qualitative disclosure about market risk is presented at June 30, 2001 in Item 7a of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2001. The following is an update of the discussion provided therein:

General. Our largest component of market risk continues to be interest rate risk. Virtually all of this risk continues to reside at the Bank level. The Bank still is not subject to foreign currency exchange or commodity price risk. At September 30, 2001, we owned no trading assets, nor did we utilize hedging transactions such as interest rate swaps and caps.

Assets, Deposit Liabilities and Wholesale Funds. There has been no material change in the composition of assets, deposit liabilities or wholesale funds from June 30, 2001 to September 30, 2001.

GAP Analysis. There has been no material change in the computed one-year interest rate gap from June 30, 2001 to September 30, 2001.

Interest Rate Risk Compliance. We continue to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at June 30, 2000. There were no changes in our board approved limits of acceptable variance in net interest income and net portfolio value at September 30, 2001 compared to June 30, 2001.

The projected changes in net interest income and net portfolio value have continuously fallen within the approved board limits at all levels of potential interest rate volatility.

As a federal savings bank, the Bank is required to monitor changes in the net present value of the expected future cash flows of its assets and liabilities, which is referred to as net portfolio value or NPV. In addition, we monitor the Bank's NPV ratio, which is its NPV divided by the estimated market value of total assets. The NPV ratio can be viewed as a corollary to the Bank's capital ratios. To monitor the Bank's overall sensitivity to changes in interest rates, we simulate the effect of instantaneous changes in interest rates of up to 200 basis points on the Bank's assets and liabilities. As of June 30, 2001, an increase in interest rates of 200 basis points would have reduced the Bank's NPV by approximately 28.0%, resulting in an NPV ratio of 7.77%. There can be no assurance that future changes in the Bank's mix of assets and liabilities will not result in more extensive declines in the Bank's NPV and NPV ratio. Our focus on multi-family lending may subject us to greater risk of an adverse impact on our operations from a downturn in the economy. While we are currently reviewing the Bank's NPV calculation as of September 30, 2001, we anticipate that the Bank's NPV ratio, under an increase in interest rates of 200 basis points, will remain above 6.00%

PART II - OTHER INFORMATION

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

None.

Item 6. Exhibits and Reports on Form 8-K

    Exhibits

Exhibit 11. Statement Re: Computation of Per Share Earnings

(b) Reports on Form 8-K

On July 18, 2001, we filed a Current Report on Form 8-K regarding the text of our quarterly investor conference call held on July 17, 2001, that related to the release of our earnings for the quarter and fiscal year ended June 30, 2001

On July 20, 2001, we filed a Current Report on Form 8-K regarding the declaration of a 3-for-2 stock split in the form of a 50% stock dividend on July 19, 2001, payable on August 21, 2001 to all holders of record as of July 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: November 13, 2001 By: /s/ VINCENT F. PALAGIANO

Vincent F. Palagiano

Chairman of the Board and Chief Executive

Officer

Dated: November 13, 2001 By: /s/ KENNETH J. MAHON

Kenneth J. Mahon

Executive Vice President and Chief Financial

Officer