Form 10-Q
period 2001-12-31
DIME COMMUNITY BANCSHARES INC
filed 2002-02-14
CIK 1005409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

Classes of Common Stock Number of Shares Outstanding, January 31, 2002

$.01 Par Value 17,223,008
	PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements
	Consolidated Statements of Financial Condition at December 31, 2001 and June 30, 2001 (Unaudited)	3
	Consolidated Statements of Operations for the Three Months and Six Months Ended December 31, 2001 and 2000 (Unaudited)	4
	Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended December 31, 2001 and 2000 (Unaudited) and Statements of Comprehensive Income for the Three Months and Six Months Ended December 31, 2001 and 2000 (Unaudited)	5
	Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2001 and 2000 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-23
Item 3	Quantitative and Qualitative Disclosure About Market Risk	23-24

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 2.	Changes in Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits and Reports on Form 8-K	26
	Signatures	27
	Exhibits

Explanatory Notes: Statements contained in this Quarterly Report on Form 10-Q relating to plans, strategies, economic performance and trends, and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to various factors, which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, legislative and regulatory conditions, or the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from our operations and investments and the degree to which the recent terrorist attack on New York City affects our local economy and real estate market. We have no obligation to update these forward-looking statements.

As used in this Form 10-Q, "we" and "us" and "our" refer to Dime Community Bancshares, Inc. and/or its consolidated subsidiaries, depending on the context.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In Thousands Except Share Amounts)

At	December 31, 2001	June 30, 2001
ASSETS:
Cash and due from banks	$27,212	$25,319
Federal funds sold and short-term investments	73,279	36,619
Investment securities held-to-maturity (estimated fair value of $1,250 and $3,819 at December 31, 2001 and June 30, 2001, respectively):
Encumbered	1,235	1,284
Unencumbered	-	2,500
	1,235	3,784
Investment securities available for sale:
Encumbered	-	-
Unencumbered	95,543	91,357
	95,543	91,357
Mortgage-backed securities held-to-maturity (estimated fair value of $4,836 and $8,326 at December 31, 2001 and June 30, 2001, respectively):
Encumbered	4,282	7,425
Unencumbered	376	735
	4,658	8,160
Mortgage-backed securities available for sale:
Encumbered	257,348	421,925
Unencumbered	102,369	8,362
	359,717	430,287
Loans:
Real estate	2,048,574	1,953,028
Other loans	6,634	7,333
Less allowance for loan losses	(15,492)	(15,459)
Total loans, net	2,039,716	1,944,902
Loans held for sale	354	-
Premises and fixed assets, net	14,590	14,640
Federal Home Loan Bank of New York capital stock	40,836	44,382
Other real estate owned, net	179	370
Goodwill	55,638	55,638
Other assets	66,925	66,286
Total Assets	$2,779,882	$2,721,744
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors	$1,595,362	$1,428,432
Escrow and other deposits	38,972	39,960
Securities sold under agreements to repurchase	275,047	427,788
Federal Home Loan Bank of New York advances	572,500	542,500
Subordinated notes payable	25,000	25,000
Other liabilities	29,084	30,948
Total Liabilities	2,535,965	2,494,628
Stockholders' Equity
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at December 31, 2001 and June 30, 2001)	-	-
Common stock ($0.01 par, 45,000,000 shares authorized, 20,726,222 shares and 20,321,933 shares issued at December 31, 2001 and June 30, 2001, respectively, and 17,197,273 and 16,993,484 shares outstanding at December 31, 2001 and June 30, 2001 respectively)	207	146
Additional paid-in capital	158,308	151,398
Retained earnings	163,077	150,264
Accumulated other comprehensive income, net of deferred taxes	4,802	4,030
Unallocated common stock of Employee Stock Ownership Plan	(6,128)	(6,365)
Unearned common stock of Recognition and Retention Plan	(1,935)	(2,899)
Common stock held by Benefit Maintenance Plan	(2,659)	(2,659)
Treasury stock, at cost (3,528,949 shares and 3,328,449 shares at December 31, 2001 and June 30, 2001, respectively)	(71,755)	(66,799)
Total Stockholders' Equity	243,917	227,116
Total Liabilities And Stockholders' Equity	$2,779,882	$2,721,744

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands Except Per Share Data)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2001	2000	2001	2000
Interest income:
Loans secured by real estate	$38,192	$34,299	$75,697	$67,620
Other loans	137	159	305	337
Mortgage-backed securities	5,677	7,178	12,149	14,566
Investment securities	1,431	2,297	2,773	4,472
Other	1,023	1,133	2,212	2,113

Total interest income	46,460	45,066	93,136	89,108

Interest expense:
Deposits and escrow	12,644	12,404	26,504	24,419
Borrowed funds	13,368	16,122	27,228	32,302
Total interest expense	26,012	28,526	53,732	56,721
Net interest income	20,448	16,540	39,404	32,387
Provision for loan losses	60	560	120	620

Net interest income after provision for loan losses	20,388	15,980	39,284	31,767

Non-interest income:
Service charges and other fees	1,169	1,088	2,322	2,053
Net gain (loss) on sales of loans	5	(1)	11	-
Net gain on sales and redemptions of securities, deposits and other assets	70	754	94	790
Bank Owned Life Insurance Income	553	530	1,097	1,051
Other	1,219	400	2,079	679

Total non-interest income	3,016	2,771	5,603	4,573

Non-interest expense:
Salaries and employee benefits	4,228	3,355	8,020	6,652
ESOP and RRP compensation expense	843	726	1,737	1,417
Occupancy and equipment	984	1,063	2,024	2,034
Federal deposit insurance premiums	68	63	134	126
Data processing costs	516	467	1,005	891
Goodwill amortization	-	1,154	-	2,308
Core Deposit Premium Intangible Amortization	206	206	412	412
Other	1,936	1,768	3,771	3,329

Total non-interest expense	8,781	8,802	17,103	17,169

Income before income taxes	14,623	9,949	27,784	19,171
Income tax expense	5,432	3,957	10,269	7,606

Net income	$9,191	$5,992	$17,515	$11,565

Earnings per Share:
Basic	$0.58	$0.38	$1.11	$0.73
Diluted	$0.55	$0.36	$1.05	$0.69

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(In Thousands)

For the six months ended December 31,	2001	2000
Common Stock (Par Value $0.01):
Balance at beginning of period	$146	$145
Adjustment for stock dividend	57	-
Issuance of common stock	4	-
Balance at end of period	207	145

Additional Paid-in Capital:
Balance at beginning of period	151,398	150,034
Adjustment for stock dividend	(63)	-
Stock options exercised	6,375	24
Amortization of excess fair value over cost - ESOP stock	598	202
Balance at end of period	158,308	150,260

Retained earnings:
Balance at beginning of period	150,264	133,769
Net income for the period	17,515	11,565
Cash dividends declared and paid	(4,702)	(4,410)
Balance at end of period	163,077	140,924

Accumulated other comprehensive income (loss), net:
Balance at beginning of period	4,030	(6,309)
Change in other comprehensive income (loss) during the period, net of deferred taxes	772	6,789
Balance at end of period	4,802	480

Employee Stock Ownership Plan:
Balance at beginning of period	(6,365)	(6,853)
Amortization of earned portion of ESOP stock	237	251
Balance at end of period	(6,128)	(6,602)

Recognition and Retention Plan:
Balance at beginning of period	(2,899)	(4,324)
Amortization of earned portion of RRP stock	964	964
Balance at end of period	(1,935)	(3,360)

Treasury Stock:
Balance at beginning of period	(66,799)	(57,503)
Purchase of treasury shares, at cost	(4,956)	(5,663)
Balance at end of period	(71,755)	(63,166)

Common Stock Held by Benefit Maintenance Plan:
Balance at beginning of period	(2,659)	(1,790)
Common stock acquired by BMP	-	(659)
Balance at end of period	(2,659)	(2,449)

STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In Thousands)
	Three Months Ended		Six Months Ended
	December 31,		December 31, 2001
	2001	2000	2001	2000
Net Income	$9,191	$5,992	$17,515	$11,565
Reclassification adjustment for securities sold, net of taxes of $2 and $348 during the three months ended December 31, 2001 and 2000, respectively, and $7 and $348 during the six months ended December 31, 2001 and 2000, respectively	(3)	(408)	(9)	(408)

Net unrealized securities (loss) gain arising during the period, net of taxes of $(1,612) and $3,384 during the three months ended December 31, 2001 and 2000, and $666 and $6,131 during the six months ended December 31, 2001 and 2000, respectively	(1,893)	3,972	781	7,197
Comprehensive Income	$7,296	$9,556	$18,287	$18,354

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)
	For the Six Months
	Ended December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$17,515	$11,565
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on investment and mortgage backed securities sold	(16)	(756)
Net gain on sale of other assets	(78)	(34)
Net gain on sale of loans held for sale	(11)	-
Net depreciation and amortization	683	544
ESOP and RRP compensation expense	1,800	1,417
Provision for loan losses	120	620
Goodwill amortization	-	2,308
Origination of loans held for sale	(2,257)	(717)
Proceeds from sale of loans held for sale	1,914	817
Increase in other assets and other real estate owned	(1,037)	(2,269)
Decrease in other liabilities	(1,864)	(315)
Net cash provided by operating activities	16,769	13,180
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in Federal funds sold	(36,660)	(26,696)
Proceeds from maturities of investment securities held to maturity	550	3,000
Proceeds from maturities of investment securities available for sale	3,500	2,220
Proceeds from calls of investment securities held to maturity	2,000	5,000
Proceeds from calls of investment securities available for sale	12,011	-
Proceeds from sales of investment securities available for sale	-	1,729
Proceeds from sales of mortgage backed securities available for sale	5,005	-
Purchases of investment securities available for sale	(19,206)	(219)
Purchases of mortgage backed securities available for sale	(15,184)	-
Principal collected on mortgage backed securities held to maturity	3,502	2,346
Principal collected on mortgage backed securities available for sale	81,572	31,895
Net increase in loans	(94,934)	(94,267)
Purchases of fixed assets	(490)	(642)
Disposition (Purchase) of Federal Home Loan Bank stock	3,546	(347)
Net cash used in investing activities	(54,788)	(75,981)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in due to depositors	166,930	45,516
Net (decrease) increase in escrow and other deposits	(988)	27,354
Proceeds from Federal Home Loan Bank of New York Advances	30,000	12,500
Decrease in securities sold under agreements to repurchase	(152,741)	(9,573)
Cash dividends paid	(4,702)	(4,410)
Cash disbursed in payment of stock dividend	(6)	-
Exercise of stock options and tax benefits of stock options and RRP	6,375	24
Purchase of common stock by Benefit Maintenance Plan and RRP	-	(659)
Purchase of treasury stock	(4,956)	(5,663)
Net cash provided by financing activities	39,912	65,089
INCREASE IN CASH AND DUE FROM BANKS	1,893	2,288
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	25,319	15,371
CASH AND DUE FROM BANKS, END OF PERIOD	$27,212	$17,659
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	7,402	3,830
Cash paid for interest	55,076	55,553
Transfer of loans to Other real estate owned	134	102
Change in unrealized gain on available for sale securities, net of deferred taxes	772	6,789

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

The Bank has been, and intends to continue to be, a community-oriented financial institution providing financial services and loans for housing within its market areas. We maintain our headquarters in the Williamsburgh section of the borough of Brooklyn. As of December 31, 2001, the Bank had seventeen additional offices located in the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of December 31, 2001, the results of operations for the three-month and six-month periods ended December 31, 2001 and 2000, changes in stockholders' equity for the six-month periods ended December 31, 2001 and 2000, comprehensive income for the three-month and six-month periods ended December 31, 2001 and 2000, and cash flows for the six-month periods ended December 31, 2001 and 2000. The results of operations for the three-month and six-month periods ended December 31, 2001 are not necessarily indicative of the results of operations for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (referred to as U.S. GAAP) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended June 30, 2001 and notes thereto.

3. TREASURY STOCK

During the six months ended December 31, 2001, we repurchased 198,000 shares of our common stock into treasury. All shares have been recorded at the acquisition cost.

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

Accounting for Goodwill - Effective July 1, 2001, we adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," ("SFAS 142"). SFAS 142, established new standards for goodwill acquired in a business combination. SFAS 142 eliminated amortization of goodwill and instead required a transitional goodwill impairment test to be performed six months from the date of adoption and requires an annual impairment test be performed thereafter. As of July 1, 2001, and December 31, 2001, we had goodwill of $55.6 million subject to the transitional goodwill impairment test. Prior to adoption of SFAS 142, quarterly goodwill amortization expense totaled $1.2 million.

Had we been accounting for goodwill and other intangible assets under SFAS 142 for all periods presented, our net income (in thousands) and earnings per share would have been as follows:
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2001	2000	2001	2000
NET INCOME
Reported Net Income	$9,191	$5,992	$17,515	$11,565
Add back goodwill amortization, net of tax	-	1,154	-	2,308
Adjusted net income	$9,191	$7,146	$17,515	$13,873

BASIC EARNINGS PER SHARE
Reported net income	$0.58	$0.38	$1.11	$0.73
Goodwill amortization, net of tax	-	$0.07	-	$0.14
Adjusted net income	$0.58	$0.45	$1.11	$0.87

DILUTED EARNINGS PER SHARE
Reported net income	$0.55	$0.36	$1.05	$0.69
Goodwill amortization, net of tax	-	$0.07	-	$0.14
Adjusted net income	$0.55	$0.43	$1.05	$0.83

Changes in the carrying amount of goodwill and other intangible assets (in thousands) during the six months ended December 31, 2001 are as follows:
	As of December 31, 2001		As of June 30, 2001
	Original Amount	Accumulated Amortization	Net Carrying Value	Original Amount	Accumulated Amortization	Net Carrying Value
Goodwill	$73,107	$(17,469)	$55,638	$73,107	$(17,469)	$55,638
Core Deposit Intangible	4,950	(2,427)	2,523	4,950	(2,015)	2,935
Total	$78,057	$(19,896)	$58,161	$78,057	$(19,484)	$58,573

In conjunction with adopting SFAS 142, we also re-assessed the useful lives and the classification of our identifiable intangible assets and determined that they continue to be appropriate. Aggregate amortization expense related to the core deposit intangible was $206,000 for both the three months ended December 31, 2001 and 2000, and $412,000 for both the six months ended December 31, 2001 and 2000. Estimated future amortization expense (in thousands) related to the core deposit intangible is as follows:

For the Fiscal Year Ending June 30:
2002	$825
2003	825
2004	825
2005	460
2006	-
$2,935

As of December 31, 2001, we have completed our transitional impairment test for goodwill and have concluded that no potential impairment exists.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations

General

Dime Community Bancshares, Inc. is a Delaware corporation and parent corporation of The Dime Savings Bank of Williamsburgh (referred to as DSBW or the Bank), a federally chartered stock savings bank. Our principal business has been, and continues to be, gathering deposits from customers within our market area, and investing those deposits primarily in multi-family and residential mortgage loans, mortgage-backed securities, and obligations of the U.S. Government and Government Sponsored Entities ("GSEs"). Virtually all of these business activities are transacted through the Bank.

Selected Financial Highlights and Other Data

(Dollars in thousands except per share amounts)
	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2001	2000	2001	2000
Performance and Other Selected Ratios:
Return on Average Assets	1.33%	0.94%	1.27%	0.91%
Return on Average Stockholders' Equity	15.43	11.24	14.97	10.97
Core Return on Average Stockholders' Equity (1)	15.36	10.97	14.92	10.80
Stockholders Equity to Total Assets	8.77	8.36	8.77	8.36
Tangible Equity to Total Tangible Assets	6.66	6.12	6.66	6.12
Loans to Deposits at End of Period	128.85	143.55	128.85	143.55
Loans to Earning Assets at End of Period	78.13	74.31	78.13	74.31
Average Interest Rate Spread (2)	2.69	2.35	2.61	2.34
Net Interest Margin (2)	3.10	2.75	3.01	2.72
Average Interest Earning Assets to average interest bearing liabilities	111.32	109.47	110.58	108.83
Core Non-interest Expense to Average Assets (3)	1.24	1.17	1.21	1.14
Core Efficiency Ratio (3)	36.66	40.10	37.17	39.95
Effective Tax Rate	37.15	39.77	36.96	39.67
Dividend payout ratio	27.27	35.19	26.67	36.54
Average Tangible Equity	$174,017	$153,057	$170,059	$152,585
Per Share Data:
Reported EPS (Diluted)	0.55	0.36	1.05	0.69
Core EPS (Diluted) (1)	0.55	0.35	1.05	0.68
Cash dividends per share	0.15	0.13	0.28	0.25
Stated Book Value	14.18	12.66	14.18	12.66
Tangible Book Value	10.52	9.04	10.52	9.04

(table continued on next page)
	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2001	2000	2001	2000
Cash Earnings Data (4):
Cash Earnings	$10,240	$8,078	$19,664	$15,703
Cash EPS (Diluted)	0.61	0.48	1.18	0.94
Core Cash EPS (Diluted) (1)	0.61	0.47	1.18	0.93
Cash Return on Average Assets	1.48%	1.27%	1.43%	1.24%
Cash Return on Average Stockholders' Equity	17.19	15.16	16.81	14.90
Core Cash Return on Average Stockholders' Equity (1) (3)	17.12	14.88	16.75	14.72
Cash Non-interest Expense to Average Assets	1.12	1.05	1.09	1.03
Cash Efficiency Ratio	33.06	36.19	33.30	36.03
Asset Quality Summary:
Net charge-offs	$77	$17	$87	$23
Non-performing Loans	1,899	3,950	1,899	3,950
Other real estate owned	179	438	179	438
Non-performing Loans/Total Loans	0.09%	0.22%	0.09%	0.22%
Non-performing Assets/Total Assets	0.07	0.17	0.07	0.17
Allowance for Loan Loss/Total Loans	0.75	0.85	0.75	0.85
Allowance for Loan Loss/Non-performing Loans	815.80	389.42	815.80	389.42
Regulatory Capital Ratios: (Bank Only)
Tangible capital	6.69%	6.01%	6.69%	6.01%
Leverage capital	6.69	6.01	6.69	6.01
Total risk-based capital	13.17	12.72	13.17	12.72
Earnings to Fixed Charges Ratios
Including interest on deposits	1.56x	1.35x	1.52x	1.34x
Excluding interest on deposits	2.09	1.62	2.02	1.59
  Amounts calculated based upon core earnings, whish were determined as follows:
	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2001	2000	2001	2000
Net income	$9,191	$5,992	$17,515	$11,565
Pre-tax adjustments to net income:
Non-recurring loan loss provision	-	500	-	500
Net gains on sales of assets	(75)	(753)	(105)	(790)
Excess prepayment penalty income on loans	(908)	(121)	(1,398)	(145)
Prepayment expense on borrowed funds	909	-	1,391	-
Other non-recurring expenses	-	100	-	100
Net pre-tax adjustments	(74)	(274)	(112)	(335)
Tax effect of adjustments	33	126	52	154
After tax effect of adjustments	(41)	(148)	(60)	(181)
Core earnings	$9,150	$5,844	$17,455	$11,384
  Excluding prepayment penalty expenses on borrowings of $909,000 recorded during the three months ended December 31, 2001 and $1,391,000 during the six months ended December 31, 2001, the net interest spread was 2.84% and the net interest margin was 3.24% during the three months ended December 31, 2001, and the net interest spread was 2.73% and the net interest margin was 3.12% during the six months ended December 31, 2001.
  In calculating these ratios, amortization expense related to goodwill (during the three months and six months ended December 31, 2000 only) and core deposit intangible expense of $206,000 during the three months ended December 31, 2001 and 2000 and $412,000 during the six months ended December 31, 2001 and 2000 are excluded from non-interest expense.
  Amounts exclude non-cash expenses related to goodwill and core deposit intangible amortization and ESOP and RRP compensation expense as noted on our Consolidated Statements of Operations for the three-month and six-month periods ended December 31, 2001 and 2000.

Liquidity and Capital Resources

Our primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities and investments, borrowings, and, to a lesser extent, proceeds from the sale of fixed-rate mortgage loans to the secondary mortgage market. While maturities and scheduled amortization of loans and investments are a predictable source of funds, deposit flows, prepayments on mortgage loans and mortgage-backed securities and mortgage loan sales are influenced by interest rates, economic conditions and competition.

Our primary investing activities are the origination of multi-family real estate mortgage loans, and the purchase of mortgage-backed and other securities. During the six months ended December 31, 2001, our real estate loan originations totaled $262.5 million compared to $148.4 million for the six months ended December 31, 2000. Increases in interest rates during the period January 2000 through December 2000 contributed to a decline in our loan origination activity during that period. Declines in interest rates during the period January 2001 through December 2001 contributed to an increase in origination activity during the period July 1, 2001 through December 31, 2001. Purchases of investment and mortgage-backed securities, which were negligible during the six months ended December 31, 2000, totaled $34.4 million for the six months ended December 31, 2001. Purchase activity during the six months ended December 31, 2001, resulted from added liquidity during the period attributable to increased deposit inflows and increased repayments of loans and mortgage-backed securities.

Funding for loan originations and security purchases during the three months ended December 31, 2001 was obtained primarily from principal repayments on loans and mortgage-backed securities, deposit growth and maturities and calls of investment securities. During the six months ended December 31, 2001, principal repayments on real estate loans totaled $165.7 million and principal repayments on mortgage-backed securities $85.1 million, compared to principal repayments on real estate loans of $57.4 million during the six months ended December 31, 2000 and principal repayments on mortgage-backed securities of $34.2 million during the six months ended December 31, 2000. The increase in principal repayments on loans and mortgage-backed securities resulted from the changes in customer re-finance activities associated with declines in interest rates during the period January 2001 through December 2001. Maturities and calls of investment securities totaled $18.1 million during the six months ended December 31, 2001, and $10.2 million during the six months ended December 31, 2000. This increase also resulted from the declines in interest rates during the period January 2001 through December 2001.

At June 30, 2001, the Bank had $68.2 million of commitments outstanding to originate mortgage loans, which included $34.9 million of commitments to refinance existing mortgage loans.

Deposits increased $166.9 million during the six months ended December 31, 2001, compared to an increase of $45.5 million during the six months ended December 31, 2000. The increase in deposits during the six months ended December 31, 2001 reflects both increased marketing efforts over the past twelve months that have helped generate additional deposit balances in certificate and non-certificate accounts, as well as an apparent consumer trend to move monies out of mutual funds and into depository institutions. The greatest growth during this period has been realized in our money market accounts, which increased $127.3 million during the six months ended December 31, 2001. Deposit flows are affected by, among other factors, the level of interest rates and the interest rates and products offered by local competitors. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2001 totaled $523.3 million. Based upon our current pricing strategy and deposit retention experience, we believe that we will retain a significant portion of such deposits.

During the six months ended December 31, 2001, securities sold under agreement to repurchase borrowings declined $152.7 million on a net basis and FHLBNY advances increased $30.0 million on a net basis. During the six months ended December 31, 2001, we elected not to renew a portion of our maturing short-term borrowings as a result of increased liquidity generated during the period from increased loan and mortgage-backed security amortization and deposit inflows. As of December 31, 2001, we have $209.3 million in borrowings due to mature within one year.

Stockholders equity increased $16.8 million during the six months ended December 31, 2001, due to the addition of net income of $17.5 million, the increase to equity of $6.4 million from activity related to the exercise of employee stock options, and the increase to equity of $1.8 million related to the amortization of our ESOP and RRP stock benefit plans. These increases to equity were partially offset by cash dividends of $4.7 million and treasury stock repurchases of $5.0 million during the same period.

During the six months ended December 31, 2001, we repurchased 198,000 shares of our common stock into treasury. All shares have been recorded at the acquisition cost, which totaled $5.0 million during the six months ended December 31, 2001. As of December 31, 2001, we had 1,774,000 shares remaining to be repurchased under authorized share repurchase programs. Based upon the closing market price of $28.06 per share for our common stock as of December 31, 2001, we would utilize approximately $49.8 million in funds in order to repurchase all of these remaining authorized shares.

On August 21, 2001, we paid a 50% common stock dividend to all shareholders of record as of July 31, 2001. This dividend had the effect of a three-for-two stock split.

During the six months ended December 31, 2001, we paid cash dividends totaling $4.7 million, which represented $0.28 per outstanding common share. During the six months ended December 31, 2000, we paid cash dividends totaling $4.4 million, which represented $0.25 per outstanding common share.

The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period. We monitor our liquidity position on a daily basis. During the six months ended December 31, 2001, we experienced increased liquidity resulting from higher levels of real estate loan and mortgage-backed securities prepayments, as well as deposit growth during the period, which as of December 31, 2001, were not yet used to fund loan originations or other investment activities. Excess short-term liquidity is invested in overnight federal funds sales and various money market investments. In the event that we should require funds beyond our ability to generate them internally, additional sources of funds are available through the use of the Bank's $822.9 million borrowing limit at the FHLBNY. At December 31, 2001, the Bank had $590.0 million in short- and medium-term advances outstanding at the FHLBNY, and a remaining borrowing limit of $232.9 million.

The Bank is subject to minimum capital regulatory requirements imposed by the OTS, which requirements are, as a general matter, based on the amount and composition of an institution's assets. Tangible capital must be at least 1.5% of total tangible assets and total risk-based capital must be at least 8.0% of risk-weighted assets. Insured institutions in the strongest financial management condition are required to maintain Tier 1 capital of not less than 3.0% of total assets (the "leverage capital ratio"). For all other banks, the minimum leverage capital requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the institution. At December 31, 2001, the Bank was in compliance with all applicable regulatory capital requirements. Tangible capital totaled $179.3 million, or 6.69% of total tangible assets, leverage capital was 6.69% of adjusted assets, and total risk-based capital was 13.17% of risk-weighted assets. In addition, at December 31, 2001, the Bank was considered "well-capitalized" for all regulatory purposes.

Asset Quality

Non-performing loans (loans past due 90 days or more as to principal or interest) totaled $1.9 million at December 31, 2001, compared to $3.1 million at June 30, 2001. The decrease primarily reflects the removal from non-performing status of 11 loans totaling $1.9 million due to either satisfaction or reinstatement to current status of these loans. This decline was offset by the addition of 5 loans totaling $790,000 to non-performing status during the same period. We also had 36 loans totaling $1.7 million delinquent 60-89 days at December 31, 2001, as compared to 34 such delinquent loans totaling $1.6 million at June 30, 2001. The majority of the number of non-performing loans and loans delinquent 60-89 are represented by consumer loans, which possess small outstanding balances.

Under accounting principles generally accepted in the United States of America (referred to as "U.S. GAAP"), we are required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a debt constitutes a troubled-debt restructuring if we, for economic or legal reasons related to the borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider. We had one loan classified as a troubled-debt restructuring at both December 31, 2001 and June 30, 2001, totaling $2.9 million. This loan entered into a payment restructuring agreement as a result of weaknesses in the short-term cash flows surrounding the underlying collateral. Under the terms of this restructuring agreement, repayments of all principal and interest are scheduled to commence in April 2002, and conclude at the stated maturity of the loan in July 2003. In connection with this loan, we added a provision of $500,000 to our allowance for loan losses during the quarter ended December 31, 2000. This loan is also deemed impaired in accordance with SFAS 114 at December 31, 2001.

SFAS 114 provides guidelines for determining and measuring impairment in loans. For each loan that we determine to be impaired, impairment is measured by the amount the carrying balance of the loan, including all accrued interest, exceeds the estimate of fair value. A specific reserve is established within the allowance for loan losses, to the extent of impairment. Generally, we consider non-performing loans (exclusive of one- to four-family, cooperative apartment, and consumer loans that have outstanding balances less than $227,000, and are considered homogeneous loan pools that are not required to be evaluated for impairment) and troubled-debt restructured loans to be impaired loans. The recorded investment in loans deemed impaired was $2.9 million as of December 31, 2001, consisting of one loan, compared with $4.1 million at June 30, 2001, consisting of four loans, and $5.0 million at September 30, 2001, consisting of six loans. The average balance of impaired loans was $4.0 million for the six months ended December 31, 2001 compared to $3.6 million for the six months ended December 31, 2000. At December 31, 2001, reserves totaling $585,000 have been allocated within the allowance for loan losses for impaired loans. At December 31, 2001, impaired loans differed from non-performing loans by $1.0 million. This difference is comprised of the previously noted $2.9 million troubled-debt restructuring loan, which, while not included in non-performing loans at December 31, 2001, is deemed impaired, partially offset by $1.3 million of one-to four-family, cooperative apartment and consumer loans, which, while on non-accrual status, are not deemed impaired, and $643,000 of income property loans which, while on non-accrual status as of December 31, 2001, were not deemed impaired since they were under contract for satisfaction at December 31, 2001, and were ultimately satisfied in January 2002. The $1.3 million in one- to four-family, cooperative apartment, and consumer loans are not deemed impaired since they each have outstanding balances less than $227,000, and are considered homogeneous loan pools that are not required to be evaluated for impairment.

The balance of other real estate owned ("OREO") was $179,000, consisting of 2 properties, at December 31, 2001 compared to $370,000, consisting of 5 properties at June 30, 2001. During the six months ended December 31, 2001, one property with a recorded balance of $134,000 was transferred into OREO, and was partially offset by the sale of four properties with aggregate recorded balances of $325,000 during this period.

The following table sets forth information regarding our non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated.

At	December 31, 2001	June 30, 2001
	(Dollars In Thousands)
Non-performing loans:
One- to four-family	$1,153	$1,572
Multi-family and underlying cooperative	643	1,131
Cooperative apartment	-	200
Other loans	103	155
Total non-performing loans	1,899	3,058
Total OREO	179	370
Total non-performing assets	$2,078	$3,428

Troubled-debt restructurings	$2,924	$2,924
Total non-performing assets and troubled-debt restructurings	5,002	6,352
Impaired loans	2,924	4,054
Total non-performing loans to total loans	0.09%	0.16%
Total impaired loans to total loans	0.14	0.30
Total non-performing assets to total assets	0.07	0.13
Total non-performing assets and troubled-debt restructurings to total assets	0.18	0.23

Comparison of Financial Condition at December 31, 2001 and June 30, 2001

Assets. Our assets totaled $2.78 billion at December 31, 2001, an increase of $58.1 million from total assets of $2.72 billion at June 30, 2001. The growth in assets was experienced primarily in real estate loans, which increased $95.5 million since June 30, 2001. The increase in real estate loans resulted from real estate loan originations of $262.4 million during the six months ended December 31, 2001, of which $242.4 million were multi-family and underlying cooperative loans. Real estate loan origination levels have increased steadily since January 2001 as a result of declines in interest rates during the period. Principal repayments on real estate loans, which totaled $165.7 million during the six months ended December 31, 2001, have also increased during the period January 2001 through December 2001, as a result of declines in interest rates. Federal funds sold and other short-term investments also increased $36.7 million during the six months ended December 31, 2001, due to increased liquidity resulting from higher levels of real estate loan and mortgage-backed securities prepayments, as well as deposit growth during the period, which as of December 31, 2001, were not yet used to fund loan originations or other investment activities. Investment security purchases totaled $19.2 million during the six months ended December 31, 2001, resulting in a net increase of $4.2 million in investment securities available for sale during the period. These purchases reflect the placement of a portion of the liquid funds generated during the six months ended December 31, 2001 into shorter-term investment securities.

Mortgage-backed securities available for sale declined $70.6 million during the six months ended December 31, 2001 and mortgage-backed securities held to maturity declined $3.5 million during the six months ended December 31, 2001, as a result of principal repayments of $81.6 million during the period, which were offset by net purchases of $10.2 million and an increase of $946,000 in the fair market value of these securities during the period, as these securities are recorded at their fair market value in accordance with U.S. GAAP. We experienced a decline of $164.6 million in our encumbered mortgage-backed securities during the six months ended December 31, 2001 as a result of reduction in our levels of securities sold under agreement to repurchase borrowing levels during the same period.

Liabilities. Total liabilities increased $41.3 million during the six months ended December 31, 2001 due primarily to an increase of $166.9 million in deposits. The growth in deposits resulted from both the success of various sales and marketing activities during the period, as well as an apparent consumer trend to move monies out of mutual funds and into depository institutions. The sales and marketing activities targeted growth in non-certificate balances (with particular emphasis upon money market and checking accounts) and customer households (with a focus upon relationship development). As a result of these efforts, our core (non-certificate) deposits increased as a percentage of total deposits from 51.6% at June 30, 2001 to 55.0% at December 31, 2001. The growth in deposits was utilized to fund loan originations during the period and reduce the level of borrowings, with excess deposit flows retained in federal funds sold and other short-term investments at December 31, 2001. Borrowings declined $122.7 million during the six months ended December 31, 2001, with a decline of $152.7 million experienced in securities sold under agreement to repurchase, partially offset by an increase of $30.0 million in FHLBNY Advances.

During the six months ended December 31, 2001, we elected not to renew a portion of our maturing short-term borrowings as a result of increased liquidity generated during the period from increased loan and mortgage-backed security amortization and deposit inflows. In addition, during the six months ended December 31, 2001, we also elected to replace maturing short-term borrowings with medium-term FHLBNY advances at similar interest rates in order to extend the average term to maturity of our borrowings portfolio. This action, which led to the increase in FHLBNY advances during the period, should help our interest rate sensitivity in future periods.

Stockholders' Equity. Stockholders equity increased $16.8 million during the six months ended December 31, 2001. See "Liquidity and Capital Resources."

Comparison of the Operating Results for the Three Months ended December 31, 2001 and 2000

General. Net income was $9.2 million during the three months ended December 31, 2001, an increase of $3.2 million over net income of $6.0 million during the three months ended December 31, 2000. During this period, net interest income increased $3.9 million, the provision for loan losses declined $500,000, non-interest income increased $245,000 and non-interest expense declined $21,000 resulting in increased pre-tax income of $4.7 million. Goodwill amortization, which was $1.2 million during the quarter ended December 31, 2000, was eliminated during the quarter ended December 31, 2001 pursuant to the adoption of SFAS 142 effective July 1, 2001, offsetting an increase of $1.1 million in non-interest expense. Income tax expense increased $1.5 million as a result of the increased pre-tax income.

Net interest income. The discussion of net interest income for the three months ended December 31, 2001 and 2000, presented below, should be read in conjunction with the following tables, which set forth certain information relating to our consolidated statements of operations for the three months ended December 31, 2001 and 2000, and reflects the average yield on assets and average cost of liabilities for the periods indicated. These yields and costs are derived by dividing income or expense by the average balance of their respective assets or liabilities during the periods shown. Average balances are derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)
	Three Months Ended December 31,
		2001			2000
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)
Assets:
Interest-earning assets:
Real Estate Loans	$2,022,128	$38,192	7.55%	$1,772,045	$34,299	7.74%
Other loans	6,039	137	9.07	6,986	159	9.10
Mortgage-backed securities	390,958	5,677	5.81	422,361	7,178	6.80
Investment securities	108,682	1,431	5.27	135,755	2,297	6.77
Federal funds sold	112,024	1,023	3.65	64,957	1,133	6.98
Total interest-earning assets	2,639,831	$46,460	7.04%	2,402,104	$45,066	7.50%
Non-interest earning assets	125,904			145,327
Total assets	$2,765,735			$2,547,431

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW, Super Now accounts	$26,916	$79	1.16%	$26,021	$78	1.19%
Money Market accounts	403,774	3,201	3.15	172,181	1,857	4.28
Savings accounts	351,410	1,483	1.67	362,971	1,849	2.02
Certificates of deposit	701,104	7,881	4.46	630,786	8,620	5.42
Borrowed Funds	888,221	13,368	5.97	1,002,371	16,122	6.38
Total interest-bearing liabilities	2,371,425	$26,012	4.35%	2,194,330	$28,526	5.16%
Checking accounts	69,902			59,425
Other non-interest-bearing liabilities	86,155			80,510
Total liabilities	2,527,482			2,334,265
Stockholders' equity	238,253			213,166
Total liabilities and stockholders' equity	$2,765,735			$2,547,431
Net interest income/ interest rate spread(1) (3)		$20,448	2.69%		$16,540	2.35%
Net interest-earning assets/net interest margin (2) (3)	$268,406		3.10%	$207,774		2.75%
Ratio of interest-earning assets to interest-bearing liabilities			111.32%			109.47%

  Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
  Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3) Excluding prepayment penalty expenses on borrowings of $909,000 recorded in interest expense on borrowed funds during the three months ended December 31, 2001, the net interest spread was 2.84% and the net interest margin was 3.24% during the three months ended December 31, 2001.

Rate/Volume Analysis
	Three Months Ended
	December 31, 2001
	Compared to
	Three Months Ended
	December 31, 2000
	Increase/ (Decrease)
	Due to
	Volume	Rate	Total
	(Dollars In Thousands)
Interest-earning assets:
Real Estate Loans	$4,788	$(895)	$3,893
Other loans	(21)	(1)	(22)
Mortgage-backed securities	(495)	(1,006)	(1,501)
Investment securities	(408)	(458)	(866)
Other	626	(736)	(110)
Total	$4,490	$(3,096)	$1,394

Interest-bearing liabilities:
NOW and Super Now accounts	$3	$(2)	$1
Money market accounts	2,172	(828)	1,344
Savings accounts	(52)	(314)	(366)
Certificates of deposit	874	(1,613)	(739)
Borrowed funds	(1,777)	(977)	(2,754)
Total	1,220	(3,734)	(2,514)
Net change in net interest income	$3,270	$638	$3,908

Net interest income for the three months ended December 31, 2001 increased $3.9 million to $20.4 million from $16.5 million during the three months ended December 31, 2000. This increase was attributable to an increase of $1.4 million in interest income, as well as a decline of $2.5 million in interest expense during the period. The interest rate spread increased 34 basis points from 2.35% for the three months ended December 31, 2000 to 2.69% for the three months ended December 31, 2001, and the net interest margin increased 35 basis points from 2.75% to 3.10% during the same period.

The increase in interest rate spread and net interest margin both reflect an 81 basis point decline in the average cost of interest bearing liabilities, resulting primarily from a decline in the average cost of borrowed funds of 41 basis points and certificate of deposit accounts of 96 basis points, as well as a shift in the composition of interest bearing liabilities away from higher cost borrowings and towards lower cost money market deposit accounts, and growth in real estate loan balances that have historically been less susceptible to changes in interest rates. During the three months ended December 31, 2001 compared to the three months ended December 31, 2000, the average balance of money market accounts increased $231.6 million as a result of ongoing money market promotions.

During the period January 2001 through December 2001, the Federal Open Market Committee reduced the overnight inter-bank borrowing rate on eleven different occasions, moving from a beginning rate of 6.5% to an ending rate of 1.75%. Because our liabilities generally possess a shorter average term to maturity than our assets, our net interest margin and interest rate spread both benefited from these reductions in interest rates. We anticipate that these reductions in interest rates will continue to favorably impact our net interest income during the upcoming six months. See "Quantitative and Qualitative Disclosure About Market Risk."

The growth in net interest margin also reflects the growth in the ratio of interest earning assets to interest bearing liabilities from 109.47% during the three months ended December 31, 2000 to 111.32% during the three months ended December 31, 2001, as growth in this ratio reflects added sources of interest income that possess no offsetting interest expense.

Interest Income. Interest income for the three months ended December 31, 2001, was $46.5 million, an increase of $1.4 million from $45.1 million during the three months ended December 31, 2000. The increase in interest income was attributable to increased interest income on real estate loans of $3.9 million. The increase in interest income on real estate loans was attributable to an increase of $250.1 million in the average balance of real estate loans, resulting from $512.3 million of real estate loans originated during the twelve-month period ended December 31, 2001. Partially offsetting the increase in interest income on real estate loans were declines of $1.5 million in interest income on mortgage-backed securities and $866,000 in interest income on investment securities, reflecting declines in both average interest rate and average balance of these assets. During the three months ended December 31, 2001 compared to the three months ended December 31, 2000, the investment security average balance declined $27.1 million and the mortgage-backed securities average balance declined $31.4 million, due to principal repayments, calls and maturities of these securities, that were partially offset by an increase in purchase activity on these securities resulting from added liquidity during the six months ended December 31, 2001.

Overall, the yield on interest-earning assets declined 46 basis points from 7.50% during the three months ended December 31, 2000 to 7.04% during the three months ended December 31, 2001. Declines in the Federal Open Market Committee inter-bank borrowing rate during the period January 2001 through December 2001 contributed to declines of 99 basis points on mortgage-backed securities, 150 basis points on investment securities and 333 basis points on short-term investments during the three months ended December 31, 2001 compared to the three months ended December 31, 2000. The yield on real estate loans declined by only 19 basis points during this period. Real estate loans possess longer terms to maturity or interest rate repricing, and therefore have reacted slower than our other interest earning assets to the declines in interest rates during the period January 2001 through December 2001.

Interest Expense. Interest expense declined $2.5 million, to $26.0 million during the three months ended December 31, 2001, from $28.5 million during the three months ended December 31, 2000. This decline resulted in part from a reduction of $2.8 million in interest expense on borrowed funds, which resulted from a decline in the average cost of borrowed funds of 41 basis points as well as a decline in the average balance of borrowed funds that possess a higher average cost than other interest bearing liabilities, during the three months ended December 31, 2001 compared to the three months ended December 31, 2000. The average cost of certificate of deposit and money market accounts, the next largest components of our interest expense, also declined by 96 basis points and 113 basis points during the past year. These declines in average cost all reflect the ongoing reductions in overnight borrowing costs by the Federal Open Market Committee during the period January 2001 through December 2001.

Interest expense on money market accounts increased $1.3 million during the three months ended December 31, 2001 compared to the three months ended December 31, 2000, resulting from an increase of $231.6 million in the average balance of these deposits during this period. The growth in the average balance of these accounts resulted from ongoing promotions related to these accounts.

Provision for Loan Losses. The provision for loan losses was $60,000 during the three months ended December 31, 2001, compared to $560,000 during the three months ended December 31, 2000. During the three months ended December 31, 2000, an additional provision of $500,000 was recorded related to a loan added to troubled-debt restructurings. Our overall asset quality has improved during the twelve months ended December 31, 2001. The allowance for loan losses decreased $17,000 during the three months ended December 31, 2001, as the loan loss provision of $60,000 was exceeded by net charge-offs of $77,000 during the period.

Non-Interest Income. Non-interest income increased $245,000 to $3.0 million during the three months ended December 31, 2001, from $2.8 million during the three months ended December 31, 2000. The increase resulted primarily from increased prepayment penalty income (included in other non-interest income) of $788,000, as loan prepayments have increased recently due to declines in interest rates. In addition, fee income increased $81,000 due primarily to an increase of $101,000 in deposit customer fees. Partially offsetting these increases, was a decline of $678,000 in sales and redemptions of securities, deposits and other assets during the three months ended December 31, 2001 compared to the three months ended December 31, 2000. During the three months ended December 31, 2000, we recorded a gain on the sale of equity investments of $756,000. During the three months ended December 31, 2001, we recorded a gain of $70,000 related primarily to sales of ORE properties.

Non-Interest Expense. Non-interest expense was $8.8 million during the quarter ended December 31, 2001, slightly below the level during the quarter ended December 31, 2000.

Salary and employee benefits increased $873,000 during this period as a result of increased salaries and staffing during the past twelve months, reflecting growth in corporate management and staffing added to satisfy growth in loans and deposit balances as well as added deposit products during the period. The benefit costs associated with our Employee Stock Ownership Plan ("ESOP"), which is calculated based upon the average market value of our common stock, increased $117,000 due to an increase in the average market value of our common stock during the period.

Goodwill amortization expense was $1.2 million during the three months ended December 31, 2000. During the three months ended December 31, 2001 goodwill amortization was eliminated in accordance with our adoption of SFAS 142. See "Note 4 to the Consolidated Unaudited Financial Statements."

Occupancy and equipment expense decreased $79,000 during the three months ended December 31, 2001 compared to the three months ended December 31, 2000. During the three months ended December 31, 2000, a charge of $99,000 was recorded related to the accelerated depreciation of computer equipment acquired from Financial Bancorp, Inc. in January 1999. This accelerated depreciation resulted from our revised estimate of the useful life of the equipment.

Increased data processing costs of $49,000 resulted from additional systems activity related to growth in both loan activity due to originations over the past twelve months and deposit activity related to ongoing growth in deposit balances.

Other expenses increased $168,000 due primarily to growth in public relations expenses of $71,000, as well as various branch administrative expenses such as utilities, supplies, postage and protective services associated with increased customer activities over the past twelve months.

Income Tax Expense. Income tax expense increased $1.5 million, during the quarter ended December 31, 2001 compared to the three months ended December 31, 2000. Our effective tax rate declined from 39.8% to 37.2% during this period, due to growth in real estate loan income in our real estate investment trust subsidiaries that is taxed at a lower rate than at the Bank.

Comparison of the Operating Results for the Six Months ended December 31, 2001 and 2000

General. Net income was $17.5 million during the six months ended December 31, 2001, an increase of $5.9 million over net income of $11.6 million during the six months ended December 31, 2000. During this period, net interest income increased $7.0 million, the provision for loan losses declined $500,000, non-interest income increased $1.0 million and non-interest expense declined $66,000 resulting in increased pre-tax income of $8.6 million. Goodwill amortization, which was $2.3 million during the six months ended December 31, 2000, was eliminated during the six months ended December 31, 2001 pursuant to the adoption of SFAS 142 effective July 1, 2001, offsetting an increase of $2.2 million in non-interest expense. Income tax expense increased $2.7 million as a result of the increased pre-tax income.

Net interest income. The discussion of net interest income for the six months ended December 31, 2001 and 2000, presented below, should be read in conjunction with the following tables, which set forth certain information relating to our consolidated statements of operations for the six months ended December 31, 2001 and 2000, and reflects the average yield on assets and average cost of liabilities for the periods indicated. These yields and costs are derived by dividing income or expense by the average balance of their respective assets or liabilities during the periods shown. Average balances are derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)
	Six Months Ended December 31,
		2001			2000
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)
Assets:
Interest-earning assets:
Real Estate Loans	$1,992,446	$75,697	7.60%	$1,752,397	$67,620	7.72%
Other loans	6,248	305	9.76	7,141	337	9.44
Mortgage-backed securities	407,056	12,149	5.97	425,899	14,566	6.84
Investment securities	103,405	2,773	5.36	137,246	4,472	6.52
Federal funds sold	108,612	2,212	4.07	61,679	2,113	6.85
Total interest-earning assets	2,617,767	$93,136	7.12%	2,384,362	$89,108	7.47%
Non-interest earning assets	130,866			146,918
Total assets	$2,748,633			$2,531,280

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW, Super Now accounts	$26,606	$157	1.17%	$26,114	$155	1.18%
Money Market accounts	369,822	6,637	3.56	164,869	3,568	4.29
Savings accounts	349,993	3,236	1.83	366,835	3,755	2.03
Certificates of deposit	698,136	16,474	4.68	625,428	16,941	5.37
Borrowed Funds	922,705	27,228	5.85	1,007,599	32,302	6.36
Total interest-bearing liabilities	2,367,262	$53,732	4.50%	2,190,845	$56,721	5.14%
Checking accounts	69,333			58,260
Other non-interest-bearing liabilities	78,014			71,346
Total liabilities	2,514,609			2,320,451
Stockholders' equity	234,024			210,829
Total liabilities and stockholders' equity	$2,748,633			$2,531,280
Net interest income/ interest rate spread(1)		$39,404	2.61%		$32,387	2.34%
Net interest-earning assets/net interest margin (2)	$250,505		3.01%	$193,517		2.72%
Ratio of interest-earning assets to interest-bearing liabilities			110.58%			108.83%

(1) Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3) Excluding prepayment penalty expenses on borrowings of $1,391,000 recorded in interest expense on borrowed funds during the six months ended December 31, 2001, the net interest spread was 2.73% and the net interest margin was 3.12% during the six months ended December 31, 2001.

Rate/Volume Analysis
	Six Months Ended
	December 31, 2001
	Compared to
	Six Months Ended
	December 31, 2000
	Increase/ (Decrease)
	Due to
	Volume	Rate	Total
	(Dollars In Thousands)
Interest-earning assets:
Real Estate Loans	$9,196	$(1,119)	$8,077
Other loans	(43)	11	(32)
Mortgage-backed securities	(604)	(1,813)	(2,417)
Investment securities	(1,003)	(696)	(1,699)
Other	1,282	(1,183)	99
Total	$8,828	$(4,800)	$4,028

Interest-bearing liabilities:
NOW and Super Now accounts	$3	$(1)	$2
Money market accounts	4,056	(987)	3,069
Savings accounts	(161)	(358)	(519)
Certificates of deposit	1,839	(2,306)	(467)
Borrowed funds	(2,603)	(2,471)	(5,074)
Total	3,134	(6,123)	(2,989)
Net change in net interest income	$5,694	$1,323	$7,017

Net interest income for the six months ended December 31, 2001 increased $7.0 million to $39.4 million from $32.4 million during the six months ended December 31, 2000. This increase was attributable to an increase of $4.0 million in interest income, as well as a decline of $3.0 million in interest expense during the period. The interest rate spread increased 27 basis points from 2.34% for the six months ended December 31, 2000 to 2.61% for the six months ended December 31, 2001, and the net interest margin increased 29 basis points from 2.72% to 3.01% during the same period.

The increase in interest rate spread and net interest margin both reflect a 64 basis point decline in the average cost of interest bearing liabilities, resulting primarily from a decline in the average cost of borrowed funds of 51 basis points and certificate of deposit accounts of 69 basis points, as well as a shift in the composition of interest bearing liabilities away from higher cost borrowings and towards lower cost money market deposit accounts and growth in real estate loan balances that are less susceptible to changes in interest rates. The average balance of money market accounts increased $205.0 million during the six months ended December 31, 2001 compared to the six months ended December 31, 2000 as a result of ongoing promotions in these accounts.

During the period January 2001 through December 2001, the Federal Open Market Committee reduced its overnight borrowing rate on eleven different occasions, moving from a beginning rate of 6.5% to an ending rate of 1.75%. Because our liabilities generally possess a shorter average term to maturity than our assets, our net interest margin and interest rate spread both benefited from these reductions in interest rates. We further anticipate that these reductions in interest rates will continue to favorably impact our net interest income during the upcoming six months. See "Quantitative and Qualitative Disclosure About Market Risk."

The growth in net interest margin also reflects the growth in the ratio of interest earning assets to interest bearing liabilities from 108.83% during the six months ended December 31, 2000 to 110.58% during the six months ended December 31, 2001, as growth in this ratio reflects added sources of interest income that possess no offsetting interest expense.

Interest Income. Interest income for the six months ended December 31, 2001, was $93.1 million, an increase of $4.0 million from $89.1 million during the six months ended December 31, 2000. The increase in interest income was attributable to increased interest income on real estate loans of $8.1 million. The increase in interest income on real estate loans was attributable to an increase of $240.0 million in the average balance of real estate loans, resulting from $512.3 million of real estate loans originated during the twelve-month period ended December 31, 2001. Partially offsetting the increase in interest income on real estate loans were declines of $2.4 million in interest income on mortgage-backed securities and $1.7 million in interest income on investment securities, reflecting declines in both average interest rate and average balance of these assets. During the six months ended December 31, 2001 compared to the six months ended December 31, 2000, the investment security average balance declined $33.8 million and the mortgage-backed securities average balance declined $18.8 million, due to principal repayments, calls and maturities of these securities, that were partially offset by an increase in purchase activity on these securities resulting from added liquidity during the six months ended December 31, 2001.

Overall, the yield on interest-earning assets declined 35 basis points from 7.47% during the six months ended December 31, 2000 to 7.12% during the six months ended December 31, 2001. Declines in the Federal Open Market Committee overnight inter-bank borrowing rate during the period January 2001 through December 2001 contributed to declines of 87 basis points on mortgage-backed securities, 116 basis points on investment securities and 278 basis points on short-term investments during the six months ended December 31, 2001 compared to the six months ended December 31, 2000. The yield on real estate loans declined by only 12 basis points during this period. Real estate loans possess longer terms to maturity or interest rate repricing, and therefore have reacted slower than our other interest earning assets to the declines in interest rates during the period January 2001 through December 2001.

Interest Expense. Interest expense declined $3.0 million, to $53.7 million during the six months ended December 31, 2001, from $56.7 million during the six months ended December 31, 2000. This decline resulted in part from a reduction of $5.1 million in interest expense on borrowed funds, which resulted from a decline in the average cost of borrowed funds of 51 basis points as well as a decline in the average balance of borrowed funds that possess a higher average cost than other interest bearing liabilities, during the six months ended December 31, 2001 compared to the six months ended December 31, 2000. The average cost of certificate of deposit and money market accounts, the next largest components of our interest expense, also declined by 69 basis points and 73 basis points during the past year. These declines in average cost all reflect the ongoing reductions in overnight borrowing costs by the Federal Open Market Committee during the period January 2001 through December 2001.

Interest expense on money market accounts increased $3.1 million during the six months ended December 31, 2001 compared to the six months ended December 31, 2000, resulting from an increase of $205.0 million in the average balance of these deposits during this period. The growth in the average balance of these accounts resulted from ongoing promotions related to these accounts.

Provision for Loan Losses. The provision for loan losses was $120,000 during the six months ended December 31, 2001, compared to $620,000 during the six months ended December 31, 2000. During the quarter ended December 31, 2000, an additional provision of $500,000 was recorded related to a loan added to troubled-debt restructurings. Our overall asset quality has improved during the twelve months ended December 31, 2001. The allowance for loan losses increased $33,000 during the six months ended December 31, 2001, as the loan loss provision of $120,000 exceeded net charge-offs of $87,000 during the period.

Non-Interest Income. Non-interest income increased $1.0 million to $5.6 million during the six months ended December 31, 2001, from $4.6 million during the six months ended December 31, 2000. The increase resulted primarily from increased prepayment penalty income (included in other non-interest income) of $1.3 million, as loan prepayments have increased recently due to declines in interest rates. In addition, fee income increased $269,000 due primarily to an increase of $281,000 in deposit customer fees. Partially offsetting these increases, was a decline of $685,000 in sales and redemptions of securities, deposits and other assets during the six months ended December 31, 2001 compared to the six months ended December 31, 2000. During the six months ended December 31, 2000, we recorded a gain on the sale of equity investments of $756,000. During the six months ended December 31, 2001, we recorded a gain of $94,000 related primarily to sales of ORE properties. Income on our Bank Owned Life Insurance Investment (referred to as "BOLI") increased $46,000 during the six months ended December 31, 2001 compared to the six months ended December 31, 2000 reflecting growth in the BOLI asset during the period January 2001 through December 2001.

Non-Interest Expense. Non-interest expense was $17.1 million during the six months ended December 31, 2001, slightly below the level during the six months ended December 31, 2000.

Salary and employee benefits increased $1.4 million during this period as a result of increased salaries and staffing during the past twelve months, reflecting growth in corporate management and staffing added to satisfy growth in loans and deposit balances as well as added deposit products during the period. The benefit costs associated with our Employee Stock Ownership Plan ("ESOP"), which is calculated based upon the average market value of our common stock, increased $320,000 due to an increase in the average market value of our common stock during the period.

Goodwill amortization expense was $2.3 million during the six months ended December 31, 2000. During the six months ended December 31, 2001 goodwill amortization was eliminated in accordance with our adoption of SFAS 142. See "Note 4 to the Consolidated Unaudited Financial Statements."

Occupancy and equipment expense decreased $10,000 during the six months ended December 31, 2001 compared to the six months ended December 31, 2000. During the six months ended December 31, 2000, a charge of $99,000 was recorded related to the accelerated depreciation of computer equipment acquired from Financial Bancorp, Inc. in January 1999. This accelerated depreciation resulted from our revised estimate of the useful life of the equipment.

Data processing costs increased $114,000 due to additional systems activity related to growth in both loan activity, resulting from increased origination activity over the past twelve months, and increased deposit activity resulting from ongoing growth in deposit balances.

Other expenses increased $442,000 due primarily to increased public relations expenses of $127,000, increased banking product promotional expense of $47,000, as well as various branch administrative expenses such as utilities, supplies, postage and protective services associated with increased customer activities over the past twelve months.

Income Tax Expense. Income tax expense increased $2.7 million during the six months ended December 31, 2001 compared to the six months ended December 31, 2000. Our effective tax rate declined from 39.7% to 37.0% during this period, due to growth in real estate loan income in our real estate investment trust subsidiaries that is taxed at a lower rate than at the Bank.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and qualitative disclosure about market risk is presented at June 30, 2001 in Item 7a of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2001. The following is an update of the discussion provided therein:

General. Our largest component of market risk continues to be interest rate risk. Virtually all of this risk continues to reside at the Bank level. The Bank still is not subject to foreign currency exchange or commodity price risk. At December 31, 2001, we owned no trading assets, nor did we utilize hedging transactions such as interest rate swaps and caps.

Assets, Deposit Liabilities and Wholesale Funds. Other than the reduction of short-term borrowings and growth in core (non-certificate) deposit liabilities and medium-term and long-term borrowings, there has been no material change in the composition of assets, deposit liabilities or wholesale funds from June 30, 2001 to December 31, 2001.

GAP Analysis. There has been no material change in the computed one-year interest rate gap from June 30, 2001 to December 31, 2001.

Interest Rate Risk Compliance. We continue to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at June 30, 2001. There were no changes in our board-approved limits of acceptable variance in net interest income and net portfolio value at December 31, 2001 compared to June 30, 2001.

The following is a summary of the Bank's interest rate risk exposure report as of December 31, 2001:
At December 31, 2001
	Net Portfolio Value			Portfolio Value of Assets		At September 30, 2001	At June 30, 2001
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Sensitivity Change	NPV Ratio	NPV Ratio
Change in Interest Rate
+ 200 Basis Points	218,186	(67,803)	(23.71)%	8.04%	(2.11)%	8.20%	7.77%
+ 100 Basis Points	259,899	(26,090)	(9.12)	9.37	(0.78)	9.43	9.24
Flat Rate	285,989	-	-	10.15	-	10.03	10.37
- 100 Basis Points	285,681	(308)	(0.11)	10.06	(0.09)	9.73	10.94
- 200 Basis Points	277,093	(8,896)	(3.11)	9.74	(0.31)	10.08	11.95

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

While our calculated net portfolio value ratio of 10.15% in a flat rate scenario has declined from a calculated value of 10.37% at June 30, 2001, the calculated net portfolio value of 8.04% in the +200 basis point rate shock scenario, as well as the calculated sensitivity measure of negative 2.11% in the +200 basis point rate shock scenario as of December 31, 2001, have improved from the June 30, 2001 calculated net portfolio value of 7.77% in the +200 basis point rate shock scenario and the sensitivity measure of negative 2.60% in the +200 basis point rate shock scenario. These improvements are a result of a variety of factors including a decline in short-term borrowings as a percentage of assets, and growth in core deposits funds.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

    Our Annual Meeting of Shareholders was held on November 15, 2001.

    Not applicable.

(c) The following is a summary of the matters voted upon at the meeting and the votes obtained:
Description	Votes For	Votes Against	Abstentions	Votes Withheld	Broker Non-Votes

1) Election of the following individuals as Director for a term of three years:
Patrick E. Curtin	14,123,975	-0-	-0-	340,383	-0-
Fred P. Fehrenbach	14,186,600	-0-	-0-	277,758	-0-
Malcolm T. Kitson	14,184,350	-0-	-0-	280,008	-0-
Stanley Meisels	14,185,850	-0-	-0-	278,508	-0-

2) Approval of the 2001 Stock Option Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc.	10,223,873	1,286,532	40,455	-0-	2,913,498

3) Ratification of the appointment of Deloitte & Touche LLP to act as independent auditors for the Company for the fiscal year ended June 30, 2002	14,337,357	108,274	18,727	-0-	-0-

(d) Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

    Exhibits

Exhibit 11. Statement Re: Computation of Per Share Earnings

(b) Reports on Form 8-K

On October 16, 2001, we furnished a Current Report on Form 8-K containing the text of our quarterly investor conference call held on October 15, 2001.

On November 16, 2001, we furnished a Current Report on Form 8-K financial data presented at our 2001 Annual Shareholders Meeting.

On December 7, 2001, we furnished a Current Report on Form 8-K containing financial data presented at an investor meeting held on December 6, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: February 14, 2002 By: /s/ VINCENT F. PALAGIANO

Vincent F. Palagiano

Chairman of the Board and Chief Executive

Officer

Dated: February 14, 2002 By: /s/ KENNETH J. MAHON

Kenneth J. Mahon

Executive Vice President and Chief Financial

Officer