Form 10-Q
period 2002-03-31
DIME COMMUNITY BANCSHARES INC
filed 2002-05-15
CIK 1005409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Classes of Common Stock Number of Shares Outstanding, April 30, 2002

$.01 Par Value 25,904,718

	PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements
	Consolidated Statements of Financial Condition at March 31, 2002 and June 30, 2001 (Unaudited)	3
	Consolidated Statements of Operations for the Three Months and Nine Months Ended March 31, 2002 and 2001 (Unaudited)	4
	Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended March 31, 2002 and 2001 (Unaudited) and Statements of Comprehensive Income for the Three Months and Nine Months Ended March 31, 2002 and 2001 (Unaudited)	5
	Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2002 and 2001 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-24
Item 3	Quantitative and Qualitative Disclosure About Market Risk	24-25

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 2.	Changes in Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits and Reports on Form 8-K	25
	Signatures	26
	Exhibits

Explanatory Notes: Statements contained in this Quarterly Report on Form 10-Q relating to plans, strategies, economic performance and trends, and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to various factors, which could cause actual results to differ materially from these estimates. These factors include: changes in interest rates, deposit flows, loan demand, real estate values and competition; the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from our operations and investments; changes in accounting policies or guidelines; changes in legislation or regulation and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing products and services. We have no obligation to update these forward-looking statements.

As used in this Form 10-Q, "we," "us" and "our" refer to Dime Community Bancshares, Inc. and/or its consolidated subsidiaries, depending on the context.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In Thousands Except Share Amounts)

At	March 31, 2002	June 30, 2001
ASSETS:
Cash and due from banks	$24,317	$25,319
Federal funds sold and short-term investments	112,803	36,619
Investment securities held-to-maturity (estimated fair value of $1,247 and $3,819 at March 31, 2002 and June 30, 2001, respectively):
Encumbered	1,235	1,284
Unencumbered	-	2,500
	1,235	3,784
Investment securities available for sale (Unencumbered)	86,635	91,357
Mortgage-backed securities held-to-maturity (estimated fair value of $4,100 and $8,326 at March 31, 2002 and June 30, 2001, respectively):
Encumbered	1,577	7,425
Unencumbered	2,369	735
	3,946	8,160
Mortgage-backed securities available for sale:
Encumbered	172,219	421,925
Unencumbered	136,535	8,362
	308,754	430,287
Loans:
Real estate	2,098,805	1,956,216
Other loans	3,552	4,145
Less allowance for loan losses	(15,480)	(15,459)
Total loans, net	2,086,877	1,944,902
Premises and fixed assets, net	14,773	14,640
Federal Home Loan Bank of New York capital stock	37,598	44,382
Other real estate owned, net	114	370
Goodwill	55,638	55,638
Other assets	67,512	66,286
Total Assets	$2,800,202	$2,721,744
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors	$1,678,462	$1,428,432
Escrow and other deposits	56,797	39,960
Securities sold under agreements to repurchase	183,698	427,788
Federal Home Loan Bank of New York advances	572,500	542,500
Subordinated notes payable	25,000	25,000
Other liabilities	36,542	30,948
Total Liabilities	2,552,999	2,494,628
Stockholders' Equity
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at March 31, 2002 and June 30, 2001)	-	-
Common stock ($0.01 par, 45,000,000 shares authorized, 31,388,583 shares and 30,482,899 shares issued at March 31, 2002 and June 30, 2001, respectively, and 25,879,886 and 25,490,226 shares outstanding at March 31, 2002 and June 30, 2001 respectively)	314	305
Additional paid-in capital	160,802	151,239
Retained earnings	170,646	150,264
Accumulated other comprehensive income, net of deferred taxes	3,970	4,030
Unallocated common stock of Employee Stock Ownership Plan	(6,011)	(6,365)
Unearned common stock of Recognition and Retention Plan	(2,738)	(2,899)
Common stock held by Benefit Maintenance Plan	(3,867)	(2,659)
Treasury stock, at cost (5,508,697 shares and 4,992,673 shares at March 31, 2002 and June 30, 2001, respectively)	(75,913)	(66,799)
Total Stockholders' Equity	247,203	227,116
Total Liabilities And Stockholders' Equity	$2,800,202	$2,721,744

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands Except Per Share Data)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2002	2001	2002	2001
Interest income:
Loans secured by real estate	$38,922	$35,384	$114,745	$103,154
Other loans	68	76	247	263
Mortgage-backed securities	4,716	7,240	16,865	21,806
Investment securities	1,161	1,821	3,934	6,293
Other	883	1,282	3,095	3,395

Total interest income	45,750	45,803	138,886	134,911

Interest expense:
Deposits and escrow	11,294	12,596	37,798	37,015
Borrowed funds	12,406	16,240	39,634	48,542
Total interest expense	23,700	28,836	77,432	85,557
Net interest income	22,050	16,967	61,454	49,354
Provision for loan losses	60	60	180	680

Net interest income after provision for loan losses	21,990	16,907	61,274	48,674

Non-interest income:
Service charges and other fees	1,215	1,149	3,537	3,201
Net gain (loss) on sales of loans	(3)	2	8	2
Net gain on sales and redemptions of securities, deposits and other assets	47	1	141	791
Other	1,953	1,049	5,129	2,780

Total non-interest income	3,212	2,201	8,815	6,774

Non-interest expense:
Salaries and employee benefits	4,425	3,542	12,445	10,194
ESOP and RRP compensation expense	649	770	2,386	2,187
Occupancy and equipment	988	1,031	3,012	3,065
Federal deposit insurance premiums	71	63	205	189
Data processing costs	557	452	1,562	1,343
Goodwill amortization	-	1,154	-	3,462
Core deposit premium intangible amortization	206	206	619	619
Other	1,990	1,567	5,760	4,895

Total non-interest expense	8,886	8,785	25,989	25,954

Income before income taxes	16,316	10,323	44,100	29,494
Income tax expense	6,161	3,763	16,430	11,369

Net income	$10,155	$6,560	$27,670	$18,125

Earnings per Share:
Basic	$0.42	$0.28	$1.16	$0.76
Diluted	$0.40	$0.26	$1.11	$0.72

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (UNAUDITED)

(In Thousands)

For the Nine Months Ended March 31,	2002	2001
Common Stock (Par Value $0.01):
Balance at beginning of period	$305	$145
Adjustment for stock dividend	3	182
Issuance of common stock	6	-
Balance at end of period	314	327

Additional Paid-in Capital:
Balance at beginning of period	151,239	150,034
Adjustment for stock dividend	(8)	(182)
Stock options exercised and tax benefit of RRP shares	8,600	600
Amortization of excess fair value over cost - ESOP stock	971	371
Balance at end of period	160,802	150,823

Retained earnings:
Balance at beginning of period	150,264	133,769
Net income for the period	27,670	18,125
Cash dividends declared and paid	(7,288)	(6,584)
Balance at end of period	170,646	145,310

Accumulated other comprehensive income , net:
Balance at beginning of period	4,030	(6,309)
Change in other comprehensive (loss) income during the period, net of deferred taxes	(60)	9,988
Balance at end of period	3,970	3,679

Employee Stock Ownership Plan:
Balance at beginning of period	(6,365)	(6,853)
Amortization of earned portion of ESOP stock	354	370
Balance at end of period	(6,011)	(6,483)

Recognition and Retention Plan:
Balance at beginning of period	(2,899)	(4,324)
Purchase of common stock	(964)	(503)
Amortization of earned portion of RRP stock	1,125	1,446
Balance at end of period	(2,738)	(3,381)

Treasury Stock:
Balance at beginning of period	(66,799)	(57,503)
Purchase of treasury shares, at cost	(9,114)	(8,061)
Balance at end of period	(75,913)	(65,564)

Common Stock Held by Benefit Maintenance Plan:
Balance at beginning of period	(2,659)	(1,790)
Common stock acquired by BMP	(1,208)	(659)
Balance at end of period	(3,867)	(2,449)

Statements of Comprehensive Income
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2002	2001	2002	2001
Net Income	$10,155	$6,560	$27,670	$18,125
Reclassification adjustment for securities sold, net of taxes of $(4) during the three months ended March 31, 2002, and $(12) and $(348) during the nine months ended March 31, 2002 and 2001, respectively	(5)	-	(14)	(408)

Net unrealized securities gain (loss) arising during the period, net of taxes of $(705) and $2,726 during the three months ended March 31, 2002 and 2001, and $(40) and $8,857 during the nine months ended March 31, 2002 and 2001, respectively	(827)	3,199	(46)	10,396
Comprehensive Income	$9,323	$9,759	$27,610	$28,113

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)
	For the Nine Months
	Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$27,670	$18,125
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on investment and mortgage backed securities sold	(25)	(756)
Net gain on sale of other assets	(116)	(35)
Net gain on sale of loans held for sale	(8)	-
Net depreciation and amortization	1,069	657
ESOP and RRP compensation expense	2,450	2,187
Provision for loan losses	180	680
Goodwill amortization	-	3,462
Origination of loans held for sale	(1,983)	(646)
Proceeds from sale of loans held for sale	1,991	525
Increase in other assets and other real estate owned	(834)	(3,087)
Decrease in other liabilities	5,594	6,660
Net cash provided by operating activities	35,988	27,772
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in Federal funds sold	(76,184)	(26,368)
Proceeds from maturities of investment securities held to maturity	550	3,000
Proceeds from maturities of investment securities available for sale	5,500	9,220
Proceeds from calls of investment securities held to maturity	2,000	10,500
Proceeds from calls of investment securities available for sale	19,461	20,175
Proceeds from sales of investment securities available for sale	4,008	1,729
Proceeds from sales of mortgage backed securities available for sale	5,005	-
Purchases of investment securities available for sale	(23,723)	(10,265)
Purchases of mortgage backed securities available for sale	(25,512)	(56,596)
Principal collected on mortgage backed securities held to maturity	4,214	3,374
Principal collected on mortgage backed securities available for sale	141,191	52,866
Net increase in loans	(142,155)	(154,692)
Purchases of fixed assets	(933)	(818)
Disposition (Purchase) of Federal Home Loan Bank stock	6,784	(1,959)
Net cash used in investing activities	(79,794)	(149,834)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in due to depositors	250,030	114,067
Net increase in escrow and other deposits	16,837	19,492
Proceeds from and (Redemptions of) Federal Home Loan Bank of New York Advances	30,000	(12,500)
(Decrease) Increase in securities sold under agreements to repurchase	(244,090)	21,576
Cash dividends paid	(7,287)	(6,584)
Cash disbursed in payment of stock dividend	(6)	-
Exercise of stock options and tax benefits of stock options and RRP	8,606	600
Purchase of common stock by Benefit Maintenance Plan and RRP	(2,172)	(1,162)
Purchase of treasury stock	(9,114)	(8,061)
Net cash provided by financing activities	42,804	127,428
(DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(1,002)	5,366
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	25,319	15,371
CASH AND DUE FROM BANKS, END OF PERIOD	$24,317	$20,737
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	10,883	6,548
Cash paid for interest	78,885	80,740
Transfer of loans to Other real estate owned	134	228
Change in unrealized gain on available for sale securities, net of deferred taxes	(60)	9,988

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF OPERATIONS

Dime Community Bancshares, Inc. is a Delaware corporation and parent company of The Dime Savings Bank of Williamsburgh (referred to as the Bank), a federally chartered savings bank.

The Bank has been, and intends to continue to be, a community-oriented financial institution providing financial services and loans for housing within its market areas. We maintain our headquarters in the Williamsburgh section of the borough of Brooklyn, New York. As of March 31, 2002, the Bank had eighteen additional offices in New York, located in the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2002, the results of operations for the three-month and nine-month periods ended March 31, 2002 and 2001, changes in stockholders' equity for the nine-month periods ended March 31, 2002 and 2001, comprehensive income for the three-month and nine-month periods ended March 31, 2002 and 2001, and cash flows for the nine-month periods ended March 31, 2002 and 2001. The results of operations for the three-month and nine-month periods ended March 31, 2002 are not necessarily indicative of the results of operations for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (referred to as U.S. GAAP) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

3. TREASURY STOCK

During the nine months ended March 31, 2002, we repurchased 516,024 shares (as adjusted for the 50% stock dividend paid on April 24, 2002) of our common stock into treasury. All shares have been recorded at the acquisition cost, which totaled $9.1 million during the nine months ended March 31, 2002.

4. STOCK DIVIDEND

On August 21, 2001, we paid a 50% stock dividend to all shareholders of record as of July 31, 2001. On April 24, 2002, we paid a 50% stock dividend to all shareholders of record as of April 1, 2002. Capital accounts, share and per share data have been adjusted to reflect both of these dividends, which both had the effect of separate three-for-two stock splits.

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

Accounting for Goodwill - Effective July 1, 2001, we adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," ("SFAS 142"). SFAS 142, established new standards for goodwill acquired in a business combination. SFAS 142 eliminated amortization of goodwill and instead required a transitional goodwill impairment test to be performed six months from the date of adoption and requires an annual impairment test be performed thereafter. As of July 1, 2001, and March 31, 2002, we had goodwill of $55.6 million which was subject to the transitional goodwill impairment test. Prior to adoption of SFAS 142, quarterly goodwill amortization expense totaled $1.2 million.

At December 31, 2001, we completed our transitional impairment test for goodwill as of July 1, 2001, and have concluded that no potential impairment exists.

Had we been accounting for goodwill and other intangible assets under SFAS 142 for all periods presented, our net income (in thousands) and earnings per share would have been as follows:

	Three Months Ended		Nine Months Ended
	March31,		March 31,
	2002	2001	2002	2001
NET INCOME
Reported Net Income	$10,155	$6,560	$27,670	$18,125
Add back goodwill amortization, net of tax	-	1,154	-	3,462
Adjusted net income	$10,155	$7,714	$27,670	$21,587

BASIC EARNINGS PER SHARE
Reported net income	$0.42	$0.28	$1.16	$0.76
Goodwill amortization, net of tax	-	0.05	-	0.15
Adjusted net income	$0.42	$0.33	$1.16	$0.91

DILUTED EARNINGS PER SHARE
Reported net income	$0.40	$0.26	$1.11	$0.72
Goodwill amortization, net of tax	-	0.05	-	0.14
Adjusted net income	$0.40	$0.31	$1.11	$0.86

Changes in the carrying amount of goodwill and other intangible assets (in thousands) during the nine months ended March 31, 2002 are as follows:

	As of March 31, 2002		As of June 30, 2001
	Original Amount	Accumulated Amortization	Net Carrying Value	Original Amount	Accumulated Amortization	Net Carrying Value
Goodwill	$73,107	$(17,469)	$55,638	$73,107	$(17,469)	$55,638
Core Deposit Intangible	4,950	(2,633)	2,317	4,950	(2,015)	2,935
Total	$78,057	$(20,102)	$57,955	$78,057	$(19,484)	$58,573

In conjunction with adopting SFAS 142, we also re-assessed the useful lives and the classification of our identifiable intangible assets and determined that they continue to be appropriate. Aggregate amortization expense related to the core deposit intangible was $206,000 for both the three months ended March 31, 2002 and 2001, and $619,000 for both the nine months ended March 31, 2002 and 2001. Estimated future amortization expense (in thousands) related to the core deposit intangible is as follows:

For the Fiscal Year Ending June 30:
2002	$825
2003	825
2004	825
2005	460
2006	-
$2,935

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations

General

Dime Community Bancshares, Inc. is a Delaware corporation and parent corporation of The Dime Savings Bank of Williamsburgh (referred to as the Bank), a federally chartered stock savings bank. Our principal business has been, and continues to be, gathering deposits from customers within our market area, and investing those deposits primarily in multifamily and residential mortgage loans, mortgage-backed securities, and obligations of the U.S. Government and Government Sponsored Entities. Virtually all of these business activities are transacted through the Bank.

Selected Financial Highlights and Other Data

(Dollars in thousands except per share amounts)
	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2002	2001	2002	2001
Performance and Other Selected Ratios:
Return on Average Assets	1.46%	1.00%	1.34%	0.94%
Return on Average Stockholders' Equity	16.55	11.97	15.51	11.31
Core Return on Average Stockholders' Equity (1)	16.42	11.69	15.43	11.10
Stockholders Equity to Total Assets	8.83	8.34	8.83	8.34
Tangible Equity to Total Tangible Assets	6.77	6.10	6.77	6.10
Loans to Deposits at End of Period	125.25	140.72	125.25	140.72
Loans to Earning Assets at End of Period	79.23	74.36	79.23	74.36
Interest Rate Spread (2)	2.89	2.24	2.70	2.30
Net Interest Margin (2)	3.34	2.74	3.12	2.73
Average Interest Earning Assets to average interest bearing liabilities	110.93	109.26	110.70	108.98
Core Non-interest Expense to Average Assets (3)	1.25	1.13	1.23	1.14
Core Efficiency Ratio (3)	34.42	38.74	36.18	39.53
Effective Tax Rate	37.76	36.45	37.26	38.55
Dividend payout ratio	25.00	32.20	25.22	35.19
Average Tangible Equity	$182,665	$156,041	$174,261	$149,187
Per Share Data:
Reported EPS (Diluted)	$0.40	$0.26	$1.11	$0.72
Core EPS (Diluted) (1)	0.40	0.25	1.10	0.71
Cash dividends per share	0.10	0.08	0.28	0.25
Stated Book Value	9.55	8.70	9.55	8.70
Tangible Book Value	7.16	6.21	7.16	6.21
Table continued on next page

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2002	2001	2002	2001
Asset Quality Summary:
Net charge-offs	$72	$45	$159	$68
Non-performing Loans	1,152	2,752	1,152	2,752
Other real estate owned	114	432	114	432
Non-performing Loans/Total Loans	0.05%	0.15%	0.05%	0.15%
Non-performing Assets/Total Assets	0.05	0.12	0.05	0.12
Allowance for Loan Loss/Total Loans	0.74	0.82	0.74	0.82
Allowance for Loan Loss/Non-performing Loans	1,343.75	559.48	1,343.75	559.48
Regulatory Capital Ratios: (Bank Only)
Tangible capital	6.83%	6.03%	6.83%	6.03%
Leverage capital	6.83	6.03	6.83	6.03
Total risk-based capital	12.79	12.68	12.79	12.68
Earnings to Fixed Charges Ratios
Including interest on deposits	1.69x	1.36x	1.57x	1.34x
Excluding interest on deposits	2.32	1.64	2.11	1.61
Non-GAAP Disclosures:
Cash Earnings Data:
Cash Earnings (4)	11,011	8,690	30,675	24,393
Cash EPS (Diluted) (4)	0.43	0.34	1.23	0.97
Core Cash EPS (Diluted) (1) (4)	0.43	0.34	1.22	0.96
Cash Return on Average Assets (4)	1.59%	1.33%	1.48%	1.27%
Cash Return on Average Stockholders' Equity (4)	17.95	15.86	17.20	15.23
Cash Return on Average Tangible Stockholders' Equity (4)	24.11	22.28	23.47	21.80
Core Cash Return on Average Stockholders' Equity (1) (4)	17.81	15.57	17.12	15.02
Cash Non-interest Expense to Average Assets (4)	1.16	1.02	1.11	1.02
Cash Efficiency Ratio (4)	31.85	34.72	32.78	35.58

  Amounts calculated based upon core earnings, which were determined as follows:

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2002	2001	2002	2001
Net income	$10,155	$6,560	$27,670	$18,125
Pre-tax adjustments to net income:
Non-recurring loan loss provision	-	-	-	500
Net gains on sales of assets	(44)	(3)	(149)	(793)
Excess prepayment penalty income on loans	(1,124)	(241)	(2,522)	(386)
Prepayment expense on borrowed funds	1,014	239	2,405	239
Other non-recurring expenses	-	-	-	100
Net pre-tax adjustments	(154)	(5)	(266)	(340)
Tax effect of adjustments	71	(151)	122	3
After tax effect of adjustments	(83)	(156)	(144)	(337)
Core earnings	$10,072	$6,404	$27,526	$17,788
  Excluding prepayment penalty expenses on borrowings of $1.0 million recorded during the three months ended March 31, 2002 and $2.4 million during the nine months ended March 31, 2002, the interest rate spread was 3.06% and the net interest margin was 3.49% during the three months ended March 31, 2002, and the interest rate spread was 2.84% and the net interest margin was 3.24% during the nine months ended March 31, 2002. Excluding prepayment penalty expenses on borrowings of $239,000 recorded during the three months and nine months ended March 31, 2001, the net interest spread was 2.28% and the net interest margin was 2.78% during the three months ended March 31, 2001, and the net interest spread was 2.32% and the net interest margin was 2.74% during the nine months ended March 31, 2001.
  In calculating these ratios, amortization expense related to goodwill (during the three months and nine months ended March 31, 2001 only) and core deposit intangible expense of $206,000 during the three months ended March 31, 2002 and 2001 and $619,000 during the nine months ended March 31, 2002 and 2001 are excluded from non-interest expense.
  Amounts exclude non-cash expenses related to goodwill and core deposit intangible amortization and ESOP and RRP compensation expense as noted on our Consolidated Statements of Operations for the three-month and nine-month periods ended March 31, 2002 and 2001.

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

Our primary investing activities are the origination of multifamily real estate mortgage loans, and the purchase of mortgage-backed and other securities. During the nine months ended March 31, 2002, our real estate loan originations totaled $410.4 million compared to $246.2 million for the nine months ended March 31, 2001. Increases in interest rates during the period April 2000 through December 2000 contributed to a decline in our loan origination activity during the nine months ended March 31, 2001. Declines in interest rates during the period January 2001 through March 2002 contributed to an increase in origination activity during the nine months ended March 31, 2002. Purchases of investment and mortgage-backed securities, which were $66.9 million during the nine months ended March 31, 2001, totaled $49.2 million for the nine months ended March 31, 2002. The slight decline in purchase activity during the nine months ended March 31, 2002 reflects higher loan origination volume and a de-emphasis on securities purchases during the period.

Funding for loan originations and security purchases during the nine months ended March 31, 2002 was obtained primarily from principal repayments on loans and mortgage-backed securities, deposit growth and maturities and calls of investment securities. During the nine months ended March 31, 2002, principal repayments on real estate loans totaled $265.4 million and principal repayments on mortgage-backed securities $145.4 million, compared to principal repayments on real estate loans of $97.9 million during the nine months ended March 31, 2001 and principal repayments on mortgage-backed securities of $56.2 million during the nine months ended March 31, 2001. The increase in principal repayments on loans and mortgage-backed securities resulted from the changes in customer re-finance activities associated with declines in interest rates during the period January 2001 through December 2001. Maturities and calls of investment securities totaled $27.5 million during the nine months ended March 31, 2002, and $42.9 million during the nine months ended March 31, 2001.

At March 31, 2002, the Bank had $92.6 million of commitments outstanding to originate mortgage loans, compared to $119.7 million outstanding at March 31, 2001. The slight decline in the pipeline primarily reflects increased demand for originations and re-finances at March 31, 2001, as interest rates began to decline in early 2001.

Deposits increased $250.0 million during the nine months ended March 31, 2002, compared to an increase of $114.1 million during the nine months ended March 31, 2001. The increase in deposits during both the nine months ended March 31, 2002 and 2001 reflect increased marketing efforts that helped generate additional deposit balances in certificate and non-certificate accounts, and, to a lesser extent, a recent consumer trend to move monies out of equities and into depository institutions. The greatest growth during this period was realized in our money market accounts, which increased $195.9 million during the nine months ended March 31, 2002. Deposit flows are affected by, among other factors, the level of interest rates and the interest rates and products offered by local competitors. Certificates of deposit that are scheduled to mature in one year or less from March 31, 2002 totaled $520.5 million. Based upon our current pricing strategy and deposit retention experience, we believe that we will retain a significant portion of such deposits.

During the nine months ended March 31, 2002, securities sold under agreements to repurchase declined $244.1 million on a net basis and FHLBNY advances increased $30.0 million on a net basis. During the nine months ended March 31, 2002, we elected not to renew a portion of our maturing short-term borrowings as a result of increased liquidity generated during the period from increased loan and mortgage-backed security amortization and deposit inflows. As of March 31, 2002, we have $252.6 million in borrowings due to mature within one year.

Stockholders' equity increased $20.1 million during the nine months ended March 31, 2002, due to the addition of net income of $27.7 million, the increase to equity of $8.6 million from activity related to the exercise of employee stock options, and the increase to equity of $2.4 million related to the amortization of our ESOP and RRP stock benefit plans. These increases to equity were partially offset by cash dividends of $7.3 million and treasury stock repurchases of $9.1 million during the same period.

During the nine months ended March 31, 2002, we repurchased 516,024 shares (as adjusted for the 50% stock dividend paid on April 24, 2002) of our common stock into treasury. All shares have been recorded at the acquisition cost, which totaled $9.1 million during the nine months ended March 31, 2002. As of March 31, 2002, we had 1.6 million shares remaining to be repurchased under authorized share repurchase programs. Based upon the closing price of our common stock of $23.26 per share, we would utilize $37.5 million in funds in order to repurchase all of these remaining authorized shares.

On August 21, 2001, we paid a 50% common stock dividend to all shareholders of record as of July 31, 2001. This dividend had the effect of a three-for-two stock split. On April 24, 2002, we paid a 50% common stock dividend to all shareholders of record as of April 1, 2002. This dividend also had the effect of a three-for-two stock split.

During the nine months ended March 31, 2002, we paid cash dividends totaling $7.3 million, which represented $0.28 per outstanding common share as adjusted for the stock splits effective August 21, 2001 and April 24, 2002. During the nine months ended March 31, 2001, we paid cash dividends totaling $6.6 million, which represented $0.25 per outstanding common share.

The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period. We monitor our liquidity position on a daily basis. During the nine months ended March 31, 2002, we experienced increased liquidity resulting from higher levels of real estate loan and mortgage-backed securities prepayments, as well as deposit growth during the period, which, as of March 31, 2002, were not yet used to fund loan originations or other investment activities. Excess short-term liquidity is invested in overnight federal funds sales and various money market investments. In the event that we should require funds beyond our ability to generate them internally, additional sources of funds are available through the use of the Bank's $829.9 million borrowing limit at the FHLBNY. At March 31, 2002, the Bank had $590.0 million in short- and medium-term advances outstanding at the FHLBNY, and a remaining borrowing limit of $239.9 million.

The Bank is subject to minimum regulatory capital requirements imposed by the Office of Thrift Supervision, which requirements are, as a general matter, based on the amount and composition of an institution's assets. Tangible capital must be at least 1.5% of total tangible assets and total risk-based capital must be at least 8.0% of risk-weighted assets. Insured institutions in the strongest financial management condition are required to maintain Tier 1 capital of not less than 3.0% of total assets (the "leverage capital ratio"). For all other banks, the minimum leverage capital ratio requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the institution. At March 31, 2002, the Bank was in compliance with all applicable regulatory capital requirements. Tangible capital totaled $184.7 million, or 6.83% of total tangible assets, leverage capital was 6.83% of adjusted assets, and total risk-based capital was 12.79% of risk-weighted assets. In addition, at March 31, 2002, the Bank was considered "well-capitalized" for all regulatory purposes.

Asset Quality

Non-performing loans (loans past due 90 days or more as to principal or interest) totaled $1.2 million at March 31, 2002, compared to $3.1 million at June 30, 2001. The decrease primarily reflects the removal from non-performing status of 12 loans totaling $1.9 million due to either satisfaction or reinstatement to current status of these loans. This decline was offset by the addition of 3 loans totaling $215,000 to non-performing status during the same period. We also had 40 loans totaling $805,000 delinquent 60-89 days at March 31, 2002, as compared to 34 such delinquent loans totaling $1.6 million at June 30, 2001. The majority of the number of non-performing loans and loans delinquent 60-89 are represented by consumer loans, which possess small outstanding balances.

Under U.S. GAAP, we are required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a debt constitutes a troubled-debt restructuring if we, for economic or legal reasons related to the borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider. We had one loan classified as a troubled-debt restructuring at both March 31, 2002 and June 30, 2001, totaling $2.9 million. This loan entered into a payment restructuring agreement as a result of weaknesses in the short-term cash flows surrounding the underlying collateral. Under the terms of this restructuring agreement, repayment of all past-due interest was due in April 2002, and regular monthly payments of principal and interest were scheduled to commence in May 2002 and conclude at the stated maturity of the loan in July 2003. The Bank has not currently received either the April 2002 or May 2002 payments due under the restructuring agreement of this loan, and discussions are currently ongoing regarding both these past-due payments and all future payments. In connection with this loan, we added a provision of $500,000 to our allowance for loan losses during the quarter ended December 31, 2000. Based upon the level of our allowance for loan losses currently allocated to this loan, along with various other protective measures taken by us on this loan, we do not anticipate that any material future loan loss provisions will be required to be recorded to our consolidated statement of operations related to this loan. This loan is deemed impaired in accordance with Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan," at March 31, 2002.

SFAS 114 provides guidelines for determining and measuring impairment in loans. For each loan that we determine to be impaired, impairment is measured by the amount the carrying balance of the loan, including all accrued interest, exceeds the estimate of fair value. A specific reserve is established within the allowance for loan losses, to the extent of impairment. Generally, we consider non-performing loans (exclusive of one- to four-family, cooperative apartment, and consumer loans that each have outstanding balances less than $300,700, and are considered homogeneous loan pools that are not required to be evaluated for impairment) and troubled-debt restructured loans to be impaired loans. The recorded investment in loans deemed impaired was $3.0 million as of March 31, 2002, consisting of two loans, compared with $4.1 million at June 30, 2001, consisting of four loans, and $2.9 million at December 31, 2001, consisting of one loan. The average balance of impaired loans was $3.7 million during both the nine months ended March 31, 2002 and the nine months ended March 31, 2001. At March 31, 2002, reserves totaling $585,000 have been allocated within the allowance for loan losses for impaired loans. At March 31, 2002, impaired loans differed from non-performing loans by $1.8 million. This difference is comprised of the previously noted $2.9 million troubled-debt restructuring loan, which, while not included in non-performing loans at March 31, 2002, is deemed impaired, partially offset by $1.1 million of one-to four-family, cooperative apartment and consumer loans, which, while on non-accrual status, are not deemed impaired, since they each have outstanding balances less than $300,700 and are considered homogeneous loan pools that are not required to be evaluated for impairment.

The balance of other real estate owned ("OREO") was $114,000, consisting of one property, at March 31, 2002 compared to $370,000, consisting of 5 properties at June 30, 2001. During the nine months ended March 31, 2002, one property with a recorded balance of $134,000 was transferred into OREO, and was partially offset by the sale of five properties with aggregate recorded balances of $390,000 during this period.

The following table sets forth information regarding our non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated.

At	March 31, 2002	June 30, 2001
	(Dollars In Thousands)
Non-performing loans:
One- to four-family	$1,021	$1,572
Multifamily and underlying cooperative	32	1,131
Cooperative apartment	-	200
Other loans	99	155
Total non-performing loans	1,152	3,058
Total OREO	114	370
Total non-performing assets	$1,266	$3,428

Troubled-debt restructurings	$2,924	$2,924
Total non-performing assets and troubled-debt restructurings	4,190	6,352
Impaired loans	2,956	4,054
Total non-performing loans to total loans	0.05%	0.16%
Total impaired loans to total loans	0.14	0.21
Total non-performing assets to total assets	0.05	0.13
Total non-performing assets and troubled-debt restructurings to total assets	0.15	0.23

Comparison of Financial Condition at March 31, 2002 and June 30, 2001

Assets. Our assets totaled $2.80 billion at March 31, 2002, an increase of $78.5 million from total assets of $2.72 billion at June 30, 2001. The growth in assets was experienced primarily in real estate loans, which increased $142.6 million since June 30, 2001. The increase in real estate loans resulted from real estate loan originations of $410.4 million during the nine months ended March 31, 2002, of which $398.1 million were multifamily and underlying cooperative or non-residential real estate loans. Real estate loan origination levels have increased steadily since January 2001 as a result of declines in interest rates during the period. Principal repayments on real estate loans, which totaled $265.4 million during the nine months ended March 31, 2002, have also increased during the period January 2001 through March 2002, as a result of declines in interest rates. Federal funds sold and other short-term investments also increased $76.2 million during the nine months ended March 31, 2002, due to increased liquidity resulting from higher levels of real estate loan and mortgage-backed securities prepayments, as well as deposit growth during the period, which as of March 31, 2002, were not yet used to fund loan originations or other investment activities. Calls and maturities of investment securities totaled $27.5 million during the nine months ended March 31, 2002, resulting in a net decrease of $7.3 million in investment securities during the period. The increased level of calls resulted from continued low interest rates during the period.

Mortgage-backed securities available for sale declined $121.5 million during the nine months ended March 31, 2002 and mortgage-backed securities held to maturity declined $4.2 million during the nine months ended March 31, 2002, as a result of combined principal repayments on mortgage-backed securities of $145.5 million during the period, which were offset by combined net purchases of $20.5 million during the period. We experienced a decline of $249.7 million in our encumbered mortgage-backed securities during the nine months ended March 31, 2002 as a result of reduction in our levels of securities sold under agreement to repurchase ("Repo") borrowings during the same period. Due to added liquidity and deposit growth experienced during the nine months ended March 31, 2002, we elected to not replace a portion of our maturing Repo borrowings.

Liabilities. Total liabilities increased $58.4 million during the nine months ended March 31, 2002 due primarily to an increase of $250.0 million in deposits. The growth in deposits resulted from both the success of various sales and marketing activities during the period, as well as an apparent consumer trend to move monies out of mutual funds and into depository institutions. The sales and marketing activities targeted growth in non-certificate balances (with particular emphasis upon money market and checking accounts) and customer households (with a focus upon relationship development). As a result of these efforts, our core (non-certificate) deposits increased as a percentage of total deposits from 51.6% at June 30, 2001 to 56.9% at March 31, 2002. The growth in deposits was utilized to fund loan originations during the period and reduce the level of borrowings, with excess deposit flows retained in federal funds sold and other short-term investments at March 31, 2002. Borrowings declined $214.1 million during the nine months ended March 31, 2002, with a decline of $244.1 million experienced in securities sold under agreement to repurchase, partially offset by an increase of $30.0 million in FHLBNY advances.

During the nine months ended March 31, 2002, we elected not to renew a portion of our maturing short-term borrowings as a result of increased liquidity generated during the period from increased loan and mortgage-backed security repayments and deposit inflows. In addition, during the nine months ended March 31, 2002, we also elected to replace maturing short-term borrowings with medium-term and long-term FHLBNY advances at similar interest rates in order to extend the average term to maturity of our borrowings portfolio.

Stockholders' Equity. Stockholders' equity increased $20.1 million during the nine months ended March 31, 2002. See "Liquidity and Capital Resources."

Comparison of the Operating Results for the Three Months ended March 31, 2002 and 2001

General. Net income was $10.2 million during the three months ended March 31, 2002, an increase of $3.6 million over net income of $6.6 million during the three months ended March 31, 2001. During this period, net interest income increased $5.1 million, non-interest income increased $1.0 million and non-interest expense increased $101,000 resulting in increased pre-tax income of $6.0 million. Goodwill amortization, which was $1.2 million during the quarter ended March 31, 2001, was eliminated during the quarter ended March 31, 2002 pursuant to the adoption of SFAS 142 effective July 1, 2001. Excluding goodwill amortization, non-interest expense increased by $1.3 million during the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001. Income tax expense increased $2.4 million as a result of the increased pre-tax income.

Net interest income. The discussion of net interest income for the three months ended March 31, 2002 and 2001, presented below, should be read in conjunction with the following tables, which set forth certain information relating to our consolidated statements of operations for the three months ended March 31, 2002 and 2001, and reflect the average yield on assets and average cost of liabilities for the periods indicated. These yields and costs are derived by dividing income or expense by the average balance of their respective assets or liabilities during the periods shown. Average balances are derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)
	Three Months Ended March 31,
		2002			2001
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)
Assets:
Interest-earning assets:
Real Estate Loans	$2,074,548	$38,922	7.50%	$1,832,511	$35,384	7.72%
Other loans	3,358	68	8.10	3,654	76	8.32
Mortgage-backed securities	338,359	4,716	5.58	438,322	7,240	6.61
Investment securities	102,101	1,161	4.55	119,517	1,821	6.09
Federal funds sold	123,606	883	2.86	79,444	1,282	6.45
Total interest-earning assets	2,641,972	$45,750	6.93%	2,473,448	$45,803	7.41%
Non-interest earning assets	136,606			146,895
Total assets	$2,778,578			$2,620,343

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW, Super Now accounts	$27,608	$80	1.18%	$25,446	$75	1.20%
Money Market accounts	447,898	2,723	2.47	192,345	2,058	4.34
Savings accounts	358,752	1,295	1.46	355,879	1,778	2.03
Certificates of deposit	719,854	7,196	4.05	656,790	8,685	5.36
Borrowed Funds	827,464	12,406	6.08	1,033,257	16,240	6.37
Total interest-bearing liabilities	2,381,576	$23,700	4.04%	2,263,717	$28,836	5.17%
Checking accounts	73,601			61,045
Other non-interest-bearing liabilities	78,004			76,399
Total liabilities	2,533,181			2,401,161
Stockholders' equity	245,397			219,182
Total liabilities and stockholders' equity	$2,778,578			$2,620,343
Net interest income/ interest rate spread(1) (3)		$22,050	2.89%		$16,967	2.24%
Net interest-earning assets/net interest margin (2) (3)	$260,396		3.34%	$209,731		2.74%
Ratio of interest-earning assets to interest-bearing liabilities			110.93%			109.26%

  Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

  Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3) Excluding prepayment penalty expenses on borrowings of $1.0 million and $239,000 recorded in interest expense on borrowed funds during the three months ended March 31, 2002 and 2001, the net interest spread was 3.06% and the net interest margin was 3.49% during the three months ended March 31, 2002, and the net interest spread was 2.28% and the net interest margin was 2.78% during the three months ended March 31, 2001.

Rate/Volume Analysis
	Three Months Ended
	March 31, 2002
	Compared to
	Three Months Ended
	March 31, 2001
	Increase/ (Decrease)
	Due to
	Volume	Rate	Total
(Dollars In Thousands)
Interest-earning assets:
Real Estate Loans	$4,610	$(1,072)	$3,538
Other loans	(6)	(2)	(8)
Mortgage-backed securities	(1,523)	(1,001)	(2,524)
Investment securities	(233)	(427)	(660)
Other	514	(913)	(399)
Total	$3,362	$(3,415)	$(53)

Interest-bearing liabilities:
NOW and Super Now accounts	$6	$(1)	$5
Money market accounts	2,143	(1,478)	665
Savings accounts	16	(499)	(483)
Certificates of deposit	734	(2,223)	(1,489)
Borrowed funds	(3,165)	(669)	(3,834)
Total	(266)	(4,870)	(5,136)
Net change in net interest income	$3,628	$1,455	$5,083

Net interest income for the three months ended March 31, 2002 increased $5.1 million to $22.1 million from $17.0 million during the three months ended March 31, 2001. This increase was attributable to a decline of $5.1 million in interest expense during the three months ended March 31, 2002 compared to the three months ended March 31, 2001, while interest income remained relatively constant during the same period. The interest rate spread increased 65 basis points from 2.24% for the three months ended March 31, 2001 to 2.89% for the three months ended March 31, 2002, and the net interest margin increased 60 basis points from 2.74% to 3.34% during the same period.

The increase in interest rate spread and net interest margin both reflect a 113 basis point decline in the average cost of interest bearing liabilities, resulting primarily from a decline in the average cost of, money market accounts of 187 basis points, certificate of deposit accounts of 131 basis points, savings accounts of 57 basis points, and borrowed funds of 29 basis points, as well as a shift in the composition of interest bearing liabilities away from higher cost borrowings and towards lower cost money market and other deposit accounts. The increase in the interest rate spread and net interest margin also reflect growth in real estate loan balances that have historically been less susceptible to changes in interest rates. During the three months ended March 31, 2002 compared to the three months ended March 31, 2001, the average balance of deposits, including non-interest bearing checking accounts increased $336.2 million as a result of ongoing deposit marketing promotions and customer sales activities.

During the period January 2001 through December 2001, the Federal Open Market Committee reduced the overnight inter-bank borrowing rate on eleven different occasions, moving from a beginning rate of 6.5% to an ending rate of 1.75%. Our net interest margin and interest rate spread both benefited from these reductions in interest rates since our liabilities generally possess a shorter average term to maturity than our assets. While we have already recognized a significant portion of the benefit of liabilities repricing at lower rates during the past 6 to 9 months, we still anticipate that the reductions in interest rates will favorably impact our net interest income during the upcoming quarter. Specifically, we anticipate that certificates of deposit due to mature during the next three months will re-price at lower interest rates, and the benefit received to net interest income from this action will exceed reductions in yields on our interest earning assets. See "Quantitative and Qualitative Disclosure About Market Risk."

The growth in net interest margin also reflects the growth in the ratio of interest earning assets to interest bearing liabilities from 109.26% during the three months ended March 31, 2001 to 110.93% during the three months ended March 31, 2002, as growth in this ratio reflects added sources of interest income that possess no offsetting interest expense.

Interest Income. Interest income was $45.8 million during both the three months ended March 31, 2002 and March 31, 2001. Increased interest income on real estate loans of $3.6 million during the three months ended March 31, 2002 compared to the three months ended March 31, 2001 was offset by corresponding declines in interest income on mortgage backed securities of $2.5 million, investment securities of $660,000 and other short-term investments of $399,000 during the same period. As part of our ongoing strategy, we have continued to emphasize growth in real estate loans as our primary interest-earning asset, and have de-emphasized our securities portfolio recently since loan origination demand has been strong. The increase in interest income on real estate loans was attributable to an increase of $242.0 million in the average balance of real estate loans, resulting from $563.3 million of real estate loans originated during the twelve-month period ended March 31, 2002, offset, in part, by a decrease in the average yield. The decline of $2.5 million in interest income on mortgage-backed securities and $660,000 in interest income on investment securities resulted from declines in both the average yield and average balance of these assets. During the three months ended March 31, 2002 compared to the three months ended March 31, 2001, the mortgage-backed securities average balance declined $100.0 million and the investment security average balance declined $17.4 million, due to principal repayments, calls and maturities of these securities, that were partially offset by purchase activity on these securities resulting from added liquidity during the nine months ended March 31, 2002. Interest income on other short-term investments declined by $399,000 due primarily to a decline of 359 basis points in average yield during the three months ended March 31, 2002 compared to the three months ended March 31, 2001, reflecting declines in short-term interest rates.

Overall, the yield on interest-earning assets declined 48 basis points from 7.41% during the three months ended March 31, 2001 to 6.93% during the three months ended March 31, 2002. Declines in the Federal Open Market Committee inter-bank borrowing rate during the period January 2001 through March 2002 contributed to declines of 103 basis points on mortgage-backed securities, 154 basis points on investment securities and 359 basis points on short-term investments during the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The yield on real estate loans declined by only 22 basis points during this period. Real estate loans possess longer terms to maturity or interest rate repricing, and therefore have reacted slower than our other interest earning assets to the declines in interest rates during the period January 2001 through December 2001.

Interest Expense. Interest expense declined $5.1 million, to $23.7 million, during the three months ended March 31, 2002, from $28.8 million during the three months ended March 31, 2001. This decline resulted in part from a reduction of $3.8 million in interest expense on borrowed funds resulted from a decline in the average cost of borrowed funds of 29 basis points as well as a decline from $1.03 billion to $827.5 million in the average balance of borrowed funds which generally have a higher average cost than other interest bearing liabilities, during the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The average cost of certificate of deposits, the next largest component of our interest expense, also declined by 131 basis points resulting in a decline in interest expense of $1.5 million during the three months ended March 31, 2002 compared to the three months ended March 31, 2002. The average cost of money markets also declined 187 basis points during the same period. The average cost of savings accounts declined 57 basis points during the three months ended March 31, 2002 compared to the three months ended March 31, 2001, resulting in a decline in interest cost of $483,000 during the period. These declines in average cost all reflect the ongoing reductions in overnight borrowing costs by the Federal Open Market Committee during the period January 2001 through December 2001.

Total interest expense on money market accounts increased $665,000 during the three months ended March 31, 2002 compared to the three months ended March 31, 2001, despite the decline of 187 basis points in average cost during the period, due to an increase of $255.6 million in the average balance of these deposits during this period. The growth in the average balance of these accounts from ongoing marketing promotions related to these accounts.

Provision for Loan Losses. The provision for loan losses was $60,000 during both the three months ended March 31, 2002 and 2001. Our overall asset quality has improved during the twelve months ended March 31, 2002. The allowance for loan losses decreased $12,000 during the three months ended March 31, 2002, as the loan loss provision of $60,000 was exceeded by net charge-offs of $72,000 during the period.

Non-Interest Income. Non-interest income increased $1.0 million to $3.2 million during the three months ended March 31, 2001, from $2.2 million during the three months ended March 31, 2001. The increase resulted primarily from increased prepayment penalty income (included in other non-interest income) of $883,000, as loan prepayments have increased recently due to declines in interest rates. In addition, fee income increased $66,000 due primarily to an increase of $72,000 in deposit customer fees.

Non-Interest Expense. Non-interest expense was $8.9 million during the quarter ended March 31, 2002, slightly above the level during the quarter ended March 31, 2001.

Salary and employee benefits increased $883,000 during this period as a result of increased salaries and staffing during the past twelve months, reflecting growth in corporate management and staffing added to satisfy growth in loans and deposit balances as well as added deposit products during the period. The benefit costs associated with our Employee Stock Ownership Plan ("ESOP"), which are calculated based upon the average market value of our common stock, increased $201,000 due to an increase in the average market value of our common stock during the period.

Goodwill amortization expense was $1.2 million during the three months ended March 31, 2001. During the three months ended March 31, 2002 goodwill amortization was eliminated in accordance with our adoption of SFAS 142. See "Note 5 to the Consolidated Unaudited Financial Statements."

Occupancy and equipment expense decreased $43,000 during the three months ended March 31, 2002 compared to the three months ended March 31, 2001 due to slight declines in utilities and grounds-keeping costs during the period.

Increased data processing costs of $105,000 resulted from additional systems activity related to growth in both loan activity due to originations over the past twelve months and deposit activity related to ongoing growth in deposit balances.

Other expenses increased $423,000 due primarily to growth in public relations expenses of $67,000, and advertising expense of $46,000, as well as various branch administrative expenses such as supplies, postage and protective services associated with increased customer activities over the past twelve months.

Income Tax Expense. Income tax expense increased $2.4 million, during the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001, due primarily to an increase of $6.0 million in pre-tax net income. Our effective tax rate increased slightly from 36.5% to 37.8% during this period, due to refunds received during the quarter ended March 31, 2001 related to the filing of the previous year's tax returns.

Comparison of the Operating Results for the Nine Months ended March 31, 2002 and 2001

General. Net income was $27.7 million during the nine months ended March 31, 2002, an increase of $9.6 million over net income of $18.1 million during the nine months ended March 31, 2001. During this period, net interest income increased $12.1 million, the provision for loan losses declined $500,000, non-interest income increased $2.0 million and non-interest expense increased $35,000 resulting in increased pre-tax income of $14.6 million. Goodwill amortization, which was $3.5 million during the nine months ended March 31, 2001, was eliminated during the nine months ended March 31, 2002 pursuant to the adoption of SFAS 142 effective July 1, 2001, offsetting an increase of $3.5 million in non-interest expense. Income tax expense increased $5.1 million as a result of the increased pre-tax income.

Net interest income. The discussion of net interest income for the nine months ended March 31, 2002 and 2001, presented below, should be read in conjunction with the following tables, which set forth certain information relating to our consolidated statements of operations for the nine months ended March 31, 2002 and 2001, and reflect the average yield on assets and average cost of liabilities for the periods indicated. These yields and costs are derived by dividing income or expense by the average balance of their respective assets or liabilities during the periods shown. Average balances are derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)
	Nine Months Ended March 31,
		2002			2001
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)
Assets:
Interest-earning assets:
Real Estate Loans	$2,021,759	$114,745	7.57%	$1,781,375	$103,154	7.72%
Other loans	3,339	247	9.86	3,705	263	9.46
Mortgage-backed securities	384,157	16,865	5.85	430,040	21,806	6.76
Investment securities	102,970	3,934	5.09	131,336	6,293	6.39
Federal funds sold	113,610	3,095	3.63	67,601	3,395	6.70
Total interest-earning assets	2,625,835	$138,886	7.05%	2,414,057	$134,911	7.45%
Non-interest earning assets	132,780			146,910
Total assets	$2,758,615			$2,560,967

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW, Super Now accounts	$26,940	$237	1.17%	$25,891	$230	1.18%
Money Market accounts	395,847	9,360	3.15	174,028	5,625	4.31
Savings accounts	352,912	4,532	1.71	363,183	5,533	2.03
Certificates of deposit	705,375	23,669	4.47	635,882	25,627	5.37
Borrowed Funds	890,958	39,634	5.93	1,016,151	48,542	6.36
Total interest-bearing liabilities	2,372,032	$77,432	4.35%	2,215,135	$85,557	5.15%
Checking accounts	70,756			59,188
Other non-interest-bearing liabilities	78,012			73,031
Total liabilities	2,520,800			2,347,354
Stockholders' equity	237,815			213,613
Total liabilities and stockholders' equity	$2,758,615			$2,560,967
Net interest income/ interest rate spread (1) (3)		$61,454	2.70%		$49,354	2.30%
Net interest-earning assets/net interest margin (2) (3)	$253,803		3.12%	$198,922		2.73%
Ratio of interest-earning assets to interest-bearing liabilities			110.70%			108.98%

Notes on following page.

  Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
  Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3) Excluding prepayment penalty expenses on borrowings of $2.4 million and $239,000 recorded in interest expense on borrowed funds during the nine months ended March 31, 2002 and 2001, the net interest spread was 2.84% and the net interest margin was 3.24% during the nine months ended March 31, 2002, and the net interest spread was 2.32% and the net interest margin was 2.74% during the nine months ended March 31, 2001.

Rate/Volume Analysis
	Nine Months Ended
	March 31, 2002
	Compared to
	Nine Months Ended
	March 31, 2001
	Increase/ (Decrease)
	Due to
	Volume	Rate	Total
(Dollars In Thousands)
Interest-earning assets:
Real Estate Loans	$13,758	$(2,167)	$11,591
Other loans	(27)	11	(16)
Mortgage-backed securities	(2,167)	(2,774)	(4,941)
Investment securities	(1,218)	(1,141)	(2,359)
Other	1,784	(2,084)	(300)
Total	$12,130	$(8,155)	$3,975

Interest-bearing liabilities:
NOW and Super Now accounts	$9	$(2)	$7
Money market accounts	6,210	(2,475)	3,735
Savings accounts	(143)	(858)	(1,001)
Certificates of deposit	2,570	(4,528)	(1,958)
Borrowed funds	(5,804)	(3,104)	(8,908)
Total	2,842	(10,967)	(8,125)
Net change in net interest income	$9,288	$2,812	$12,100

Net interest income for the nine months ended March 31, 2002 increased $12.1 million to $61.5 million from $49.4 million during the nine months ended March 31, 2001. This increase was attributable to both an increase of $4.0 million in interest income and a decline of $8.1 million in interest expense during the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001. The interest rate spread increased 40 basis points from 2.30% for the nine months ended March 31, 2001 to 2.70% for the nine months ended March 31, 2002, and the net interest margin increased 39 basis points from 2.73% to 3.12% during the same period.

The increase in interest rate spread and net interest margin both reflect an 80 basis point decline in the average cost of interest bearing liabilities, resulting primarily from a decline in the average cost of, money market accounts of 116 basis points, certificate of deposit accounts of 90 basis points, savings accounts of 32 basis points, and borrowed funds of 43 basis points, as well as a shift in the composition of interest bearing liabilities away from higher cost borrowings and towards lower cost money market and other deposit accounts, and growth in real estate loan balances that have historically been less susceptible to changes in interest rates. During the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001, the average balance of deposits, including non-interest bearing checking accounts, increased $293.7 million as a result of ongoing deposit marketing promotions and customer sales activities.

During the period January 2001 through December 2001, the Federal Open Market Committee reduced the overnight inter-bank borrowing rate on eleven different occasions, moving from a beginning rate of 6.5% to an ending rate of 1.75%. Because our liabilities generally possess a shorter average term to maturity than our assets, our net interest margin and interest rate spread both benefited from these reductions in interest rates. While we have already recognized a significant portion of the benefit of liabilities repricing at lower rates during the past 6 to 9 months, we still anticipate that the reductions in interest rates will favorably impact our net interest income during the upcoming nine months. See "Quantitative and Qualitative Disclosure About Market Risk."

The growth in net interest margin also reflects the growth in the ratio of interest earning assets to interest bearing liabilities from 108.98% during the nine months ended March 31, 2001 to 110.70% during the nine months ended March 31, 2002, as growth in this ratio reflects added sources of interest income that possess no offsetting interest expense.

Interest Income. Interest income for the nine months ended March 31, 2002 was $138.9 million during the nine months ended March 31, 2002, an increase of $4.0 million from the nine months ended March 31, 2001. Increased interest income on real estate loans of $11.6 million during the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001 was partially offset by declines in interest income on mortgage backed securities of $4.9 million, investment securities of $2.4 million and other short-term investments of $300,000 during the same period. As part of our ongoing strategy, we have continued to emphasize growth in real estate loans as our primary interest-earning asset, and have de-emphasized our securities portfolio recently since loan origination demand has been strong. The increase in interest income on real estate loans was attributable to an increase of $240.4 million in the average balance of real estate loans, resulting from $563.3 million of real estate loans originated during the twelve-month period ended March 31, 2002. The decline of $4.9 million in interest income on mortgage-backed securities and $2.4 million in interest income on investment securities resulted from declines in both average interest rate and average balance of these assets. During the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001, the mortgage-backed securities average balance declined $45.9 million and the investment security average balance declined $28.4 million, due to principal repayments, calls and maturities of these securities, that were partially offset by purchase activity on these securities resulting from added liquidity during the nine months ended March 31, 2002. Interest income on other short-term investments declined by $300,000 due to a decline of 307 basis points in average yield during the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001, reflecting declines in short-term interest rates during the period January 2001 through December 2001.

Overall, the yield on interest-earning assets declined 40 basis points from 7.45% during the nine months ended March 31, 2001 to 7.05% during the nine months ended March 31, 2002. Declines in the Federal Open Market Committee inter-bank borrowing rate during the period January 2001 through March 2002 contributed to declines of 91 basis points on mortgage-backed securities, 130 basis points on investment securities and 307 basis points on short-term investments during the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001. The yield on real estate loans declined by only 15 basis points during this period. Real estate loans possess longer terms to maturity or interest rate repricing, and therefore have reacted slower than our other interest earning assets to the declines in interest rates during the period January 2001 through December 2001.

Interest Expense. Interest expense declined $8.1 million, to $77.4 million during the nine months ended March 31, 2002, from $85.6 million during the nine months ended March 31, 2001. This decline resulted in part from a reduction of $8.9 million in interest expense on borrowed funds, which resulted from a decline in the average cost of borrowed funds of 43 basis points as well as a decline in the average balance of borrowed funds that possess a higher average cost than other interest bearing liabilities, during the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001. The average cost of certificate of deposits, the next largest component of our interest expense, also declined by 90 basis points resulting in a decline in interest expense of $2.0 million during the nine months ended March 31, 2002 compared to the nine months ended March 31, 2002. The average cost of money markets also declined 116 basis points during the same period. The average cost of savings accounts declined 32 basis points during the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001, resulting in a decline in interest cost of $1.0 million during the period. These declines in average cost all reflect the ongoing reductions in overnight borrowing costs by the Federal Open Market Committee during the period January 2001 through December 2001.

Interest expense on money market accounts increased $3.7 million during the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001, despite the decline of 116 basis points in average cost during the period, resulting from an increase of $221.8 million in the average balance of these deposits during this period. The growth in the average balance of these accounts resulted from ongoing marketing promotions related to these accounts.

Provision for Loan Losses. The provision for loan losses was $180,000 during the nine months ended March 31, 2002, compared to $680,000 during the nine months ended March 31, 2001. During the quarter ended December 31, 2000, an additional provision of $500,000 was recorded related to a loan added to troubled-debt restructurings. Our overall asset quality has improved during the twelve months ended March 31, 2002. The allowance for loan losses remained relatively constant during the nine months ended March 31, 2002, as the loan loss provision of $180,000 approximated net charge-offs of $159,000 during the period.

Non-Interest Income. Non-interest income increased $2.0 million to $8.8 million during the nine months ended March 31, 2002, from $6.8 million during the nine months ended March 31, 2001. The increase resulted primarily from increased prepayment penalty income (included in other non-interest income) of $2.1 million, as loan prepayments increased during the past twelve months due to declines in interest rates. In addition, fee income increased $336,000 due primarily to an increase of $359,000 in deposit customer fees. During the nine months ended March 31, 2001, we recorded a gain on the sale securities and other assets of $791,000, primarily from the sale of equity investments. During the nine months ended March 31, 2002, we recorded a gain of $141,000 on the sale of securities and other assets related primarily to sales of OREO properties.

Non-Interest Expense. Non-interest expense was $26.0 million during the nine months ended March 31, 2002, slightly above the level during the nine months ended March 31, 2001.

Salary and employee benefits increased $2.4 million during this period as a result of increased salaries and staffing during the past twelve months, reflecting growth in corporate management and staffing added to satisfy needs created by growth in loans and deposit balances as well as added deposit products during the period. The employee benefit costs associated with our ESOP, which is calculated based upon the average market value of our common stock, increased $520,000 due to an increase in the average market value of our common stock during the period.

Goodwill amortization expense was $3.5 million during the nine months ended March 31, 2001. During the nine months ended March 31, 2002, goodwill amortization was eliminated in accordance with our adoption of SFAS 142. See "Note 5 to the Consolidated Unaudited Financial Statements."

Occupancy and equipment expense decreased $53,000 during the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001. During the nine months ended March 31, 2001, a charge of $99,000 was recorded related to the accelerated depreciation of computer equipment acquired from Financial Bancorp, Inc. in January 1999. This accelerated depreciation resulted from our revised estimate of the useful life of the equipment.

Increased data processing costs of $219,000 resulted from additional systems activity related to growth in both loan activity due to originations over the past twelve months and deposit activity related to ongoing growth in deposit balances.

Other expenses increased $865,000 due primarily to growth in public relations expenses of $171,000, and advertising expense of $113,000, as well as various branch administrative expenses such as supplies, postage and protective services associated with increased customer activities over the past twelve months.

Income Tax Expense. Income tax expense increased $5.1 million, during the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001, due primarily to an increase of $14.6 million in pre-tax net income. Our effective tax rate decreased slightly from 38.6% to 37.3% during this period, due to growth in real estate loan income in our real estate investment trust subsidiaries that is taxed at a lower rate than at the Bank.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and qualitative disclosure about market risk is presented at June 30, 2001 in Item 7a of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2001. The following is an update of the discussion provided therein:

General. Our largest component of market risk continues to be interest rate risk. Virtually all of this risk continues to reside at the Bank level. The Bank still is not subject to foreign currency exchange or commodity price risk. At March 31, 2002, we owned no trading assets, nor did we utilize transactions involving derivative instruments as defined under Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds. Other than the reduction of short-term borrowings and growth in core (non-certificate) deposit liabilities and medium-term and long-term borrowings, there has been no material change in the composition of assets, deposit liabilities or wholesale funds from June 30, 2001 to March 31, 2002.

GAP Analysis. There has been no material change in the computed one-year interest rate gap from June 30, 2001 to March 31, 2002.

Interest Rate Risk Compliance. We continue to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at June 30, 2001. There were no changes in our board-approved limits of acceptable variance in net interest income and net portfolio value at March 31, 2002 compared to June 30, 2001.

The following is a summary of the Bank's interest rate risk exposure report as of March 31, 2002:

	Net Portfolio Value			Portfolio Value of Assets		At June 30, 2001
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Sensitivity Change	NPV Ratio
Change in Interest Rate
+ 200 Basis Points	229,295	(55,461)	(19.48)%	8.39%	(1.69)%	7.77%
+ 100 Basis Points	264,102	(20,654)	(7.25)	9.48	(0.60)	9.24
Flat Rate	284,756	-	-	10.08	-	10.37
- 100 Basis Points	286,680	1,924	0.68	10.07	(0.01)	10.94
- 200 Basis Points	309,483	24,727	8.68	10.71	0.63	11.95

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

While our calculated net portfolio value ratio of 10.08% in a flat rate scenario has declined from a calculated value of 10.37% at June 30, 2001, the calculated net portfolio value of 8.39% in the +200 basis point rate shock scenario, as well as the calculated sensitivity measure of negative 1.69% in the +200 basis point rate shock scenario as of March 31, 2002, have improved from the June 30, 2001 calculated net portfolio value of 7.77% in the +200 basis point rate shock scenario and the sensitivity measure of negative 2.60% in the +200 basis point rate shock scenario. These improvements mainly reflect a decline in short-term borrowings as a percentage of assets, and growth in core deposits funds.

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

None.

Item 6. Exhibits and Reports on Form 8-K

    Exhibits

Exhibit 11. Statement Re: Computation of Per Share Earnings

(b) Reports on Form 8-K

On January 17, 2002, we filed a Current Report on Form 8-K containing the text of our quarterly investor conference call held on January 16, 2002.

On March 22, 2002, we filed a Current Report on Form 8-K regarding the declaration of a 50% stock dividend payable April 24, 2002.

On March 7, 2002, we filed a Current Report on Form 8-K containing financial data presented at an investor meeting held on March 6, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: May 14, 2002 By: /s/ VINCENT F. PALAGIANO

Vincent F. Palagiano

Chairman of the Board and Chief Executive

Officer

Dated: May 14, 2002 By: /s/ KENNETH J. MAHON

Kenneth J. Mahon

Executive Vice President and Chief Financial

Officer