Form 10-K
period 2002-06-30
DIME COMMUNITY BANCSHARES INC
filed 2002-09-27
CIK 1005409

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended June 30, 2002

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

YES

 X

NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   [X]

As of September 18, 2002, there were 25,806,254 shares of the Company's common stock, $0.01 par value, outstanding.  The aggregate market value of the voting stock held by non-affiliates of the Company as of September 18, 2002 was approximately $441,593,500.  This figure is based upon the closing price on the NASDAQ National Market for a share of the Company's common stock on September 18, 2002, which was $21.14 as reported in the Wall Street Journal on September 19, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

(1) The definitive Proxy Statement dated October 7, 2002 to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on November 14, 2002 and any adjournment thereof and which is expected to be filed with the Securities and Exchange Commission on or about October 8, 2002, is incorporated by reference in Part III.

TABLE OF CONTENTS

Page

PART I

Item 1.  Business

      General

3

      Acquisitions

3

      Market Area, Competition and Factors That May Affect Future Results

4

      Lending Activities

5

      Asset Quality

11

      Allowance for Loan Losses

14

      Investment Activities

16

      Sources of Funds

20

      Subsidiary Activities

23

      Personnel

23

      Federal, State and Local Taxation

                 Federal Taxation

24

                 State and Local Taxation

24

      Regulation

                 General

25

                 Regulation of Federal Savings Associations

25

                 Regulation of Holding Company

33

                 Federal Securities Laws

33

Item 2. Properties

34

Item 3. Legal Proceedings

34

Item 4. Submission of Matters to a Vote of Security Holders

34

PART II

Item 5. Market for the Company's Common Stock and Related Stockholder

                 Matters

34

Item 6. Selected Financial Data

36

Item 7. Management Discussion and Analysis of Financial Condition and

                 Results of Operations

38

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

50

Item 8.    Financial Statements and Supplementary Data

54

Item 9.    Changes in and Disagreements with Accountants on Accounting and

                 Financial Disclosure

54

PART III

Item 10. Directors and Executive Officers of the Company

54

Item 11. Executive Compensation

54

Item 12. Security Ownership of Certain Beneficial Owners and

                  Management

54

Item 13. Certain Relationships and Related Transactions

55

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on

                 Form 8-K

55

Signatures

56

Certification of Chief Executive Officer

57

Certification of Chief Financial Officer

57

Certain statements contained in this Annual Report on Form 10-K may be forward-looking within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements may be identified by the use of words such as "anticipate," believe," "could," "estimate," "expect," "intend," "may," "outlook," "plan," "potential," "predict," "project," "should," "will," "would," and similar terms and phrases, including references to assumptions.  Forward looking information is inherently subject to various factors which could cause actual results to differ materially from these estimates.  These factors include:  changes in general, economic and market conditions; changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services.  The Company has no obligation to update these forward looking statements.

PART I

Item 1.

Business

General

Dime Community Bancshares, Inc. (the "Holding Company," and together with its direct and indirect subsidiaries, the "Company") is a Delaware corporation and parent company of The Dime Savings Bank of Williamsburgh (the "Bank"), a federally-chartered stock savings bank.

The Holding Company is a unitary savings and loan holding company, which, under existing law, is generally not restricted as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL").  The Holding Company's primary business is the operation of its wholly-owned subsidiary, the Bank. Under regulations of the Office of Thrift Supervision ("OTS"), the Bank is a QTL if its ratio of qualified thrift investments to portfolio assets ("QTL Ratio") is 65% or more, on a monthly average basis, in nine of the previous twelve months.  At June 30, 2002, the Bank's QTL Ratio was 84.8%, and the Bank has maintained more than 65% of its portfolio assets in qualified thrift investments in each of the twelve months ended June 30, 2002.

The Holding Company neither owns nor leases any property but instead uses the premises and equipment of the Bank.  At the present time, the Holding Company does not employ any persons other than certain officers of the Bank who do not receive any extra compensation as officers of the Holding Company.  The Holding Company utilizes the support staff of the Bank from time to time, as required.  Additional employees may be hired as deemed appropriate by the Holding Company's management.

The Bank's principal business has been, and continues to be, gathering deposits from customers within its market area, and investing those deposits primarily in multi-family residential mortgage loans, commercial real estate loans, one- to four-family residential mortgage loans, consumer loans, mortgage-backed securities, and obligations of the U.S. Government and Government Sponsored Entities ("GSEs"). The Bank's revenues are derived principally from interest on its loan and securities portfolios. The Bank's primary sources of funds are: deposits; loan amortization, prepayments and maturities; amortization, prepayments and maturities of mortgage-backed and investment securities; Federal Home Loan Bank of New York ("FHLBNY") borrowings; and, to a lesser extent, the sale of fixed-rate mortgage loans to the secondary market.

Acquisitions

On January 21, 1999, the Holding Company completed the acquisition of Financial Bancorp, Inc., the holding company of Financial Federal Savings Bank, F.S.B (the "FIBC Acquisition").  The consolidated operating results for the fiscal year ended June 30, 1999 reflected the addition of earnings from the FIBC Acquisition for the period January 21, 1999 through June 30, 1999.  The FIBC Acquisition was accounted for as a purchase transaction, generating $44.2 million of goodwill.

On June 26, 1996, the Holding Company completed the acquisition of Conestoga Bancorp, Inc. ("Conestoga"), resulting in the merger of Conestoga's wholly-owned subsidiary, Pioneer Savings Bank, F.S.B. with and into the Bank, with the Bank as the resulting financial institution (the "Conestoga Acquisition"). Shareholders of Conestoga were paid approximately $101.3 million in cash, and the Conestoga Acquisition was accounted for as a purchase transaction, resulting in goodwill of $28.4 million.

There are currently no other arrangements, understandings or agreements regarding any such additional acquisitions or expansion.

Market Area, Competition and Factors That May Affect Future Results

The Bank has been, and intends to remain, a community-oriented financial institution providing financial services and loans for housing within its market areas. The Bank maintains its headquarters in the Williamsburg section of the borough of Brooklyn, New York, and operates twenty full-service retail banking offices located in the New York City boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches.  The Bank's primary lending area is the New York City metropolitan area, although its overall lending area is much larger, and extends approximately 150 miles in each direction from its corporate headquarters in Brooklyn.  The majority of the Bank's mortgage loans are secured by properties located in its primary lending area, and approximately 75% of these loans are secured by real estate properties located in the New York City boroughs of Brooklyn, Queens and Manhattan.

The New York City banking environment is extremely competitive.  The Bank's competition for loans exists principally from savings banks, commercial banks, mortgage banks and insurance companies. The Bank has faced sustained competition for the origination of multi-family residential and commercial real estate loans, which together comprised 91.4% of the Bank's loan portfolio at June 30, 2002.  Management anticipates that the current level of competition for multi-family residential and commercial real estate loans will continue for the foreseeable future, and this competition may inhibit the Bank's ability to maintain its current level of such loans.

The Bank gathers deposits in direct competition with commercial banks, savings banks, brokerage firms, and mutual funds, many among the largest in the nation.  In addition, it must also compete for deposit monies against the stock markets and mutual funds, especially during periods of strong performance in the U.S. equity markets.  However, the Bank's principal competition for deposit funds comes from local savings banks and commercial banks with branches located in its delineated trade area.  Over the previous decade, consolidation in the financial services industry, coupled with the emergence of Internet banking, has dramatically altered the deposit gathering landscape.  The number of banks and thrifts and the number of branches serving the New York City metropolitan market, has declined even as total banking deposits have increased.  Facing increasingly efficient and larger competitors, the Bank’s strategy to attract depositors and originate loans has been, and continues to be, the utilization of targeted marketing and delivery of technology-enhanced, customer-friendly banking services while controlling operating expenses.

All of this competition occurs within an economic and financial framework that is largely beyond the control of financial institutions.  The interest rates paid to depositors and charged to borrowers, while affected by marketplace competition, are generally a function of broader-based macro-economic and financial factors, including the level of U.S. Gross Domestic Product, the supply of, and demand for, loanable funds, and the impact of global trade and international financial markets.  Within this environment, the Federal Open Market Committee's monetary policy and governance of short-term rates also significantly influence the interest rates paid and charged by financial institutions.

The Bank's success is additionally impacted by the overall condition of the economy, especially the local economy.  As home to many national companies in the financial and business services, and as a popular destination for domestic travelers, the New York City economy is particularly sensitive to the economic health of the U.S.  Success in banking is more easily achieved when local income levels increase due to economic strength.  The Bank has shown that even in periods of economic weakness and intense competition it can succeed by effectively implementing its business strategies.  However, if economic conditions in the New York City metropolitan area deteriorate, or the market for multi-family residential and commercial real estate declines, it may experience greater delinquencies or be unable to originate the volume of loans or achieve the level of deposits that it otherwise anticipates.

Lending Activities

Loan Portfolio Composition.   The Bank's loan portfolio consists primarily of mortgage loans secured by multi-family residential apartment buildings, including buildings organized under cooperative form of ownership ("Underlying Cooperatives"), mortgage loans secured by commercial properties and conventional first mortgage loans secured primarily by one- to four-family residences, including condominiums and cooperative apartments.  At June 30, 2002, the Bank's loan portfolio totaled $2.1 billion. Within the loan portfolio, $1.69 billion, or 79.9%, were multi-family residential loans, $243.7 million, or 11.5%, were loans to finance commercial real estate properties, $172.8 million, or 8.2%, were loans to finance one- to four-family properties and cooperative apartments, and $5.6 million, or 0.3%, were loans to finance multi-family residential and one- to four-family residential properties with full or partial credit guarantees provided by either the Federal Housing Administration (''FHA'') or the Veterans Administration (''VA''). Of the total mortgage loan portfolio outstanding at that date, $1.52 billion, or 71.6%, were adjustable-rate loans (''ARMs'') and $600.2 million, or 28.4%, were fixed-rate loans.  Of the Bank’s multi-family residential and commercial real estate loans, $1.45 billion, or 75.1%, were ARMs at June 30, 2002, the majority of which reprice no longer than 7 years from their origination date and carry a total amortization period of no longer than 30 years.  At June 30, 2002, the Bank's loan portfolio additionally included $3.7 million in consumer loans, composed of passbook loans, student loans, consumer installment loans, overdraft loans and mortgagor advances.

The types of loans the Bank may originate are subject to federal laws and regulations  (See "Market Area, Competition and Factors That May Affect Future Results" for a discussion of lending competition faced by the Bank).

The following table sets forth the composition of the Bank's real estate and other loan portfolios (including loans held for sale) in dollar amounts and percentages at the dates indicated:

					At June 30,
	2002	Percent of Total	2001	Percent of Total	2000	Percent of Total	1999(1)	Percent of Total	1998	Percent of Total
(Dollars in thousands)
Real Estate loans:
Multi-family residential	$1,694,422	79.92%	$1,541,531	78.60%	$1,349,854	78.33%	$1,000,859	72.20%	$717,638	75.26%
Commercial real estate	243,694	11.49	196,503	10.02	118,576	6.88	88,837	6.41	50,062	5.25
One- to four-family	155,013	7.31	189,651	9.67	215,648	12.51	249,741	18.02	127,457	13.36
Cooperative apartment	17,766	0.84	22,936	1.17	27,465	1.59	32,893	2.37	42,553	4.46
FHA/VA insured	5,565	0.26	6,450	0.33	7,536	0.44	9,699	0.70	11,934	1.25
Total mortgage loans	2,116,460	99.82	1,957,071	99.79	1,719,079	99.75	1,382,029	99.70	949,644	99.58
Other loans:
Student loans	502	0.03	827	0.04	990	0.06	794	0.06	677	0.07
Depositor loans	1,520	0.07	1,589	0.08	1,900	0.11	2,271	0.16	2,367	0.25
Consumer installment and other	1,715	0.08	1,729	0.09	1,348	0.08	1,100	0.08	919	0.10
Total other loans	3,737	0.18	4,145	0.21	4,238	0.25	4,165	0.30	3,963	0.42
Gross loans	2,120,197	100.00%	1,961,216	100.00%	1,723,317	100.00%	1,386,194	100.00%	953,607	100.00%
Net unearned costs (fees)	57		(855)		(2,017)		(2,853)		(3,486)
Allowance for loan losses	(15,370)		(15,459)		(14,785)		(15,081)		(12,075)
Loans, net	$2,104,884		$1,944,902		$1,706,515		$1,368,260		$938,046
Loans serviced for others:
One- to-four-family and cooperative apartment	$35,752		$42,175		$47,909		$53,564		$55,802
Multi-family residential	-		63		281		293		2,817
Total loans serviced for others	$35,752		$42,238		$48,190		$53,857		$58,619

(1)

Includes acquisition of $192.3 million in loans as a result of the FIBC Acquisition on January 21, 1999, which were composed primarily of one- to four-family loans.

Loan Originations, Purchases, Sales and Servicing.  The Bank originates both ARMs and fixed-rate loans, which activity is dependent upon customer demand and market rates of interest, and generally does not purchase whole mortgage loans or loan participations.  For the fiscal year ended June 30, 2002, total loan originations were $555.9 million.  Originations of ARMs totaled $441.8 million, or 79.5%, of all loan originations, and originations of fixed-rate loans totaled $114.1 million, or 20.5% of all loan originations.  The majority of both ARM and fixed-rate originations were composed of multi-family residential and commercial real estate loans.  Multi-family residential and commercial real estate loans are retained for the Bank’s portfolio, along with one- to four-family adjustable rate and fixed-rate mortgage loans with maturities up to 15 years.  Generally, the Bank sells its newly originated one- to four-family fixed-rate mortgage loans with maturities greater than fifteen years in the secondary market to the Federal National Mortgage Association (''FNMA''), the Federal Home Loan Mortgage Corporation (''FHLMC'') or the State of New York Mortgage Agency (''SONYMA'').  During the fiscal year ended June 30, 2002, sales of fixed-rate one- to four-family mortgage and student loans totaled $4.3 million. The Bank generally sells loans without recourse and retains the servicing rights. As of June 30, 2002, the Bank was servicing $35.8 million of loans for non-related institutions. The Bank generally receives a loan servicing fee equal to 0.25% of the outstanding principal balance for servicing loans sold.  At June 30, 2002, the Bank had recorded mortgage servicing rights of $130,000.

The following table sets forth the Bank's loan originations, loan sales and principal repayments for the periods indicated:

For the Years Ended June 30,
	2002	2001	2000
(Dollars in Thousands)
Gross loans:
At beginning of period	$1,961,216	$1,723,317	$1,386,194
Real estate loans originated:
Multi-family residential	504,770	355,804	453,682
Commercial real estate	27,900	37,591	28,824
One- to four-family (1)	16,343	2,346	3,165
Cooperative apartment	1,208	1,245	744
Equity lines of credit	1,676	-	-
Construction	620	1,339	24
Total mortgage loans originated	552,517	398,325	486,439
Other loans originated	3,410	8,585	8,937
Total loans originated	555,927	406,910	495,376
Less:
Principal repayments	392,507	166,948	156,306
Loans sold (2)	4,305	1,835	1,518
Mortgage loans transferred to Other Real Estate Owned	134	228	429
Gross loans at end of period	$2,120,197	$1,961,216	$1,723,317

(1)

Includes Home Equity and Home Improvement Loans.

(2)

Includes fixed-rate one- to four-family mortgage loans and student loans.

Loan Maturity and Repricing.   The following table shows the earlier of the maturity or the repricing period of the Bank's loan portfolio at June 30, 2002.  ARMs are shown as being due in the period during which the interest rates are next scheduled to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on the Bank's loan portfolio totaled $392.5 million for the year ended June 30, 2002.

- # -

	At June 30, 2002
	Real Estate Loans
	Multi-family Residential	Commercial Real Estate	One- to Four- Family	Cooperative Apartment	FHA/VA Insured	Other Loans	Total Loans
(Dollars In Thousands)
Amount due:
One year or less	$55,474	$14,807	$27,013	$13,455	$2	$3,402	$114,153
After one year:
More than one year to three years	197,182	43,393	10,590	1,665	39	335	253,204
More than three years to five years	781,371	99,723	12,004	9	674	-	893,781
More than five years to ten years	573,128	65,803	28,241	357	404	-	667,933
More than ten years to twenty years	87,267	19,968	39,977	2,280	4,446	-	153,938
Over twenty years	-	-	37,188	-	-	-	37,188
Total due or repricing after one year	1,638,948	228,887	128,000	4,311	5,563	335	2,006,044
Total amounts due or repricing, gross	$1,694,422	$243,694	$155,013	$17,766	$5,565	$3,737	$2,120,197

The following table sets forth the outstanding principal balances in each loan category at June 30, 2002 that are due to mature or reprice after June 30, 2003, and whether such loans have fixed or adjustable interest rates:

	Due after June 30, 2003
	Fixed	Adjustable	Total
(Dollars in Thousands)
Mortgage loans:
Multi-family residential	$422,327	$1,216,621	$1,638,948
Commercial real estate	58,181	170,706	228,887
One- to four-family	108,125	19,875	128,000
Cooperative apartment	2,652	1,659	4,311
FHA/VA insured	5,563	-	5,563
Other loans	-	335	335
Total loans	$596,848	$1,409,196	$2,006,044

Multi-family Residential Lending and Commercial Real Estate Lending.   The Bank originates adjustable-rate and fixed-rate multi-family residential (five or more residential units) and commercial real estate loans.  The real estate properties underlying these loans are generally located in the Bank's primary lending area. At June 30, 2002, the Bank had multi-family residential loans totaling $1.69 billion in its portfolio comprising 79.9% of the gross loan portfolio.  Of the Bank’s multi-family residential loans, $1.46 billion, or 86.1%, were secured by apartment buildings and $235.8 million, or 13.9%, were secured by Underlying Cooperatives at June 30, 2002.  The Bank also had $243.7 million of commercial real estate loans in its portfolio at June 30, 2002, representing 11.5% of its total loan portfolio.

Multi-family residential and commercial real estate loans originated by the Bank were secured by three distinct property types: 1) fully residential apartment buildings; 2) "mixed-use" properties that feature a combination of residential units and commercial units within the same building; and 3) fully commercial real estate buildings.  The underwriting procedures for each of these property types are substantially similar.  Loans secured by fully residential apartment buildings are classified by the Bank as multi-family residential loans in all instances.  Loans secured by fully commercial real estate buildings are similarly classified as commercial real estate loans in all instances.  Loans secured by mixed-use properties may be classified as either multi-family residential loans or commercial real estate loans.  The classification of loans secured by mixed-use properties is determined based upon the percentage of the property's rental income that is received from its residential tenants compared to the percentage of the property's rental income that is received from its commercial tenants.  If more than 50% of the rental income earned on a mixed-use property is received from residential tenants, the full balance of the loan is classified as a multi-family residential loan.  Conversely, if less than 50% of the rental income earned on a mixed-use property is received from residential tenants, the full balance of the loan is classified as a commercial real estate loan.  In the infrequent event that the rental income earned on a mixed-use property is divided evenly between residential and commercial tenants (50% each), the whole loan balance may be classified as either a multi-family residential or commercial real estate loan.  Under the Bank's policy, management is authorized to utilize a second criterion in order to determine the classification of the loan, typically a comparison of the physical space within the property allocated to residential tenants and commercial tenants.

The Bank originated multi-family residential and commercial real estate loans totaling $504.8 million during the fiscal year ended June 30, 2002, versus $355.8 million during the year ended June 30, 2001.

Multi-family residential loans are generally viewed as exposing the Bank to a greater risk of loss than one- to four-family residential loans and typically involve higher loan principal amounts.  Multi-family residential and commercial real estate loans in the Bank's portfolio generally range in amount from $250,000 to $4.0 million, and have an average loan size of approximately $1.0 million.  Loans in this range are generally secured by buildings that possess between 5 and 100 apartments. The Bank had a total of $1.56 billion of multi-family residential loans in its portfolio on buildings with under 100 units as of June 30, 2002.  Principally as a result of rent control and rent stabilization laws that limit the amount of rent that may be charged to tenants, the associated rent rolls for buildings of this type indicate a rent range that would be considered affordable for low- to moderate-income households.

At June 30, 2002, the Bank had 197 multi-family residential and commercial real estate loans with principal balances greater than $2.0 million, totaling $659.0 million.  These loans, while underwritten to the same standards as all other multi-family residential and commercial real estate loans, tend to expose the Bank to a higher degree of risk due to the potential impact of losses from any one loan relative to the size of the Bank's capital position.

The typical adjustable-rate multi-family residential and commercial real estate loan carries a maturity of 10 or 12 years, and an amortization period not exceeding 30 years. These loans generally have an interest rate that adjusts once after the fifth or seventh year indexed to the 5-year FHLBNY advance rate, but may not adjust below the initial interest rate of the loan. Prepayment fees are assessed throughout the life of the loans.  The Bank also offers fixed-rate, self-amortizing, multi-family residential and commercial real estate loans with maturities of up to fifteen years.

The underwriting standards for new multi-family residential loans generally require (1) a maximum loan-to-value ratio of 75% based upon an appraisal performed by an independent, state licensed appraiser and (2) sufficient cash flow from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 120%.  In certain cases, the Bank may additionally require environmental hazard reports on multi-family residential properties.  As part of the underwriting process for multi-family residential and commercial real estate loans, the Bank considers the borrower's experience in owning or managing similar properties, the market value of the property and the Bank's lending experience with the borrower.  The Bank utilizes, where appropriate, rent or lease income, the borrower's credit history and business experience, and comparable appraisal values when underwriting commercial real estate applications.

It is the Bank's policy to require appropriate insurance protection, including title and hazard insurance, on all real estate mortgage loans prior to closing.  Borrowers generally are required to advance funds for certain expenses such as real estate taxes, hazard insurance, flood insurance and private mortgage insurance when applicable.

Repayment of multi-family residential loans is dependent, in large part, on cash flow from the collateral property sufficient to satisfy operating expenses and debt service. Economic events and government regulations, such as rent control and rent stabilization laws, which are outside the control of the borrower or the Bank, could impair the future cash flow of such properties. As a result, rental income might not rise sufficiently over time to satisfy increases in the loan rate at repricing, or increases in overhead expenses (e.g., utilities, taxes).

During the last five fiscal years, the Bank's charge-offs related to its multi-family residential loan portfolio totaled $260,000. As of June 30, 2002, the Bank had $878,000 of non-performing multi-family residential loans. (See "Asset Quality" and "Allowance for Loan Losses."  See "Lending Activities - Loan Approval Authority and Underwriting" for discussions of the Bank's underwriting procedures utilized in originating multi-family residential loans).

The Bank's three largest multi-family residential loans at June 30, 2002 were a $12.6 million loan originated in April 2001 secured by a 400 unit cooperative apartment complex located in Glen Oaks, New York; an $8.5 million loan originated in May 1997 secured by an 18-story building containing 265 apartments and 11 stores located in Manhattan, New York; and an $8.0 million loan originated in June 1997 secured by seven Underlying Cooperatives containing 604 apartments and 24 commercial spaces located in Manhattan, New York.

Commercial real estate loans are also generally viewed as exposing the Bank to a greater risk of loss than one- to four-family residential mortgage loans.  Because payment of loans secured by commercial real estate often is dependent upon successful operation and management of the collateral properties, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy.  The Bank seeks to minimize these risks by limiting the number of such loans, lending only to established customers and borrowers otherwise known or recommended, generally restricting such loans to the New York metropolitan area, and obtaining personal guarantees, if possible.  The Bank utilizes, where appropriate, rent or lease income, the borrower's credit history and business experience, and comparable appraisal values when underwriting commercial real estate applications.  The underwriting standards for new commercial real estate loans generally do not exceed a 65% loan-to-value ratio and sufficient cash flow from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 120%.  To originate commercial real estate loans, the Bank requires a security interest in personal property and standby assignments of rents and leases.   The maximum dollar amount of any individual commercial real estate loan conforms to the Bank's general policies on lending limits.

During the last five fiscal years, the Bank's charge-offs related to its commercial real estate loan portfolio totaled $6,000. As of June 30, 2002, the Bank had no non-performing commercial real estate loans (See "Asset Quality" and "Allowance for Loan Losses."  See "Lending Activities - Loan Approval Authority and Underwriting" for a discussion of the Bank's underwriting procedures utilized in originating commercial real estate loans).

The Bank's three largest commercial real estate loans at June 30, 2002 were an $11.4 million loan that was originated in December 2001 and secured by a building in Manhattan, New York, containing 10 commercial stores and 34 loft apartments; a $6.9 million loan originated in May 2000 and secured by a 17-story loft building in Manhattan, New York containing 63 commercial tenants; and a $6.8 million loan originated in May 1999 and secured by three commercial buildings containing 15 commercial tenants and 19 offices located in Manhattan, New York.

At June 30, 2002, the Bank had $57.2 million of commitments accepted by borrowers to originate multi-family residential and commercial real estate loans, compared to $64.2 million outstanding at June 30, 2001.

One- to Four-Family Mortgage and Cooperative Apartment Lending.   The Bank offers residential first and second mortgage loans secured primarily by owner-occupied, one- to four-family residences, including condominiums and cooperative apartments.  The majority of one- to four-family loans in the Bank's loan portfolio were obtained through the Conestoga Acquisition and the FIBC Acquisition.  New one- to four-family loans are made primarily to existing customers.  The Bank originated $19.8 million of one- to four-family mortgages during the year ended June 30, 2002, the majority of which were home equity and home improvement loans.  At June 30, 2002, $172.8 million, or 8.2%, of the Bank's loans consisted of one- to four-family mortgage loans.  The Bank is a participating seller/servicer with several government-sponsored mortgage agencies: FNMA, FHLMC, and SONYMA, and generally underwrites its one- to four-family residential mortgage loans to conform with standards required by these agencies.

Although the collateral for cooperative apartment loans is composed of shares in a cooperative corporation (i.e., a corporation whose primary asset is the underlying real estate), cooperative apartment loans are treated as one- to four-family loans.  The Bank's portfolio of cooperative apartment loans was $17.8 million, or 0.8% of total loans, as of June 30, 2002.  Adjustable-rate cooperative apartment loans continue to be originated for portfolio.

For all one- to four-family loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is reviewed, income, assets and certain other information are verified by an independent credit agency, and if necessary, additional financial information is required to be submitted by the borrower. An appraisal of the real estate intended to secure the proposed loan is required, which currently is performed by an independent appraiser designated and approved by the Board of Directors.

During the last five fiscal years, the Bank's charge-offs related to its one- to four-family loan portfolio totaled $1.1 million.  As of June 30, 2002, the Bank had non-performing one- to four-family loans totaling $1.1 million  (See "Asset Quality" and "Allowance for Loan Losses").

The Bank generally sells its newly originated conforming fixed-rate one- to four-family mortgage loans in the secondary market to FNMA, FHLMC and SONYMA, and its non-conforming fixed-rate one- to four-family mortgage loans to various private sector secondary market purchasers. With few exceptions, such as SONYMA, the Bank retains the servicing rights on all such loans sold. For the year ended June 30, 2002, the Bank sold one- to four-family mortgage loans totaling $3.7 million to non-affiliates.  As of June 30, 2002, the Bank's portfolio of one- to four-family fixed-rate mortgage loans serviced for others totaled $35.8 million.

Home Equity and Home Improvement Loans.  Home equity loans and home improvement loans, the majority of which are included in one- to four-family loans, currently are originated to a maximum of $250,000. The combined balance of the first mortgage loan and the home equity or home improvement lien may not exceed 89% of the appraised value of the collateral property at origination.  On home equity and home improvement loans, the borrower pays an initial interest rate that may be as low as 200 basis points below the prime rate of interest in effect at origination.  After six months, the interest rate adjusts and ranges from the prime interest rate in effect at the time to 100 basis points above the prime interest rate in effect at the time.  The combined outstanding balance of the Bank's home equity and home improvement loans was $13.8 million at June 30, 2002.

Equity credit is also available on multi-family residential and commercial real estate loans.  These loans are underwritten in the same manner as first mortgage loans on these properties, except that the combined loan-to-value ratio of the first mortgage and the equity line generally cannot exceed 75%.  On equity loans, the borrower pays an interest rate ranging from 100 to 200 basis points above the prime rate of interest in effect at the time of origination.  The outstanding balance of these equity loans was less than $3.0 million at June 30, 2002.

Loan Approval Authority and Underwriting.   The Board of Directors establishes lending authorities for individual officers as to its various types of loan products.  In addition, the Bank maintains a Loan Operating Committee that has collective loan approval authority.  The Loan Operating Committee is composed of, at a minimum, the Chief Executive Officer, the President, the Chief Financial Officer, and a credit officer overseeing the underwriting function for the respective type of loan being originated.  The Loan Operating Committee has the authority to approve loan originations in amounts up to $3.0 million.  Both the Loan Operating Committee and the Board of Directors must approve all loan originations exceeding $3.0 million.  All loans approved by the Loan Operating Committee are presented to the Board of Directors for its review.  In addition, regulatory restrictions imposed on the Bank's lending activities limit the amount of credit that can be extended to any one borrower to 15% of total capital (See  ''Regulation - Regulation of Federal Savings Associations - Loans to One Borrower.'')

Asset Quality

Non-performing loans (i.e., delinquent loans for which interest accruals have ceased in accordance with the Bank's policy - typically loans over 90 days past due) totaled $2.1 million at June 30, 2002, compared to $3.1 million at June 30, 2001.  The decline reflects the removal from non-performing status of 13 loans totaling $1.9 million during the fiscal year ended June 30, 2002 due to remedies or full satisfaction by the respective borrowers, and the addition to non-performing status of 7 new loans totaling $1.3 million.  The remaining decline resulted from a total reduction of $346,000 of non-performing one- to four-family loans serviced by third-party institutions and non-performing consumer loans.

The Bank had 38 loans totaling $271,000 delinquent 60-89 days at June 30, 2002, as compared to 34 such delinquent loans totaling $1.6 million at June 30, 2001.  The decline in this delinquency level resulted from net reductions of 6 loans and $1.4 million of real estate loans delinquent 60-89 days during the year ended June 30, 2002.  The 60-89 day delinquency levels fluctuate monthly, and are generally a less accurate indicator of credit quality trends than non-performing loans.

The majority of the count of both non-performing loans and loans delinquent 60-89 days was composed of consumer loans (composed primarily of depositor loans and student loans) and FHA/VA guaranteed mortgages, which possess small individual balances.

Under accounting principles generally accepted in the United States of America ("GAAP"), the Bank is required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a loan constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Current regulations of the OTS require that troubled-debt restructurings remain classified as such until either the loan is repaid or returns to its original terms.  The Bank had no loans classified as troubled-debt restructurings at June 30, 2002, compared to one such loan of $2.9 million at June 30, 2001.  During the year ended June 30, 2002, the one troubled-debt restructuring of $2.9 million was paid in full and no new loans were added to troubled-debt restructurings.

Statement of Financial Accounting Standards ("SFAS") No. 114 provides guidelines for determining and measuring impairment in loans. For each loan that the Bank determines to be impaired, impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimate of its fair value.  A specific reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses.  Generally, the Bank considers non-performing multi-family residential and commercial real estate loans, along with non-performing one- to four-family loans exceeding $300,000, to be impaired. The recorded investment in loans deemed impaired was approximately $878,000 as of June 30, 2002, consisting of 2 loans, compared with $4.1 million at June 30, 2001, consisting of four loans.  The average total balance of impaired loans was $3.2 million during the year ended June 30, 2002 compared to $3.7 million during the year ended June 30, 2001.  The decrease in both the current and average balance of impaired loans resulted primarily from the repayment in June 2002 of the impaired $2.9 million troubled-debt restructured loan as of June 30, 2001.  The average balance of impaired loans was $1.5 million during the year ended June 30, 2000.  At June 30, 2002 and 2001, respectively, reserves totaling $88,000 and $775,000 were allocated within the allowance for loan losses for impaired loans.  The decline resulted from the removal of the allocated reserve related to the $2.9 million troubled-debt restructuring that was satisfied during the year ended June 30, 2002.  At June 30, 2002, non-performing loans exceeded impaired loans by $1.2 million, due to $1.2 million of one- to four-family and consumer loans, which, while on non-performing status, were not deemed impaired.  This $1.2 million in one- to four-family and consumer loans were not deemed impaired since they had individual outstanding balances less than $300,000, and were considered homogeneous loan pools that were not required to be evaluated for impairment.

The following table sets forth information regarding non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated:

At June 30,	2002	2001	2000	1999	1998
(Dollars in Thousands)
Non-performing loans
One- to four-family	$1,077	$1,572	$1,769	$1,577	$471
Multi-family residential	878	1,131	2,591	1,248	236
Cooperative apartment	71	200	54	133	133
Other	97	155	7	43	44
Total non-performing loans	2,123	3,058	4,421	3,001	884
Other Real Estate Owned	114	370	381	866	825
Total non-performing assets	2,237	3,428	4,802	3,867	1,709
Troubled-debt restructurings	-	2,924	700	1,290	3,971
Total non-performing assets and troubled-debt restructurings	$2,237	$6,352	$5,502	$5,157	$5,680

Impaired loans	$878	$4,054	$2,591	$1,563	$3,136

Ratios:
Total non-performing loans to total loans	0.10%	0.16%	0.26%	0.22%	0.09%
Total non-performing loans and troubled-debt restructurings to total loans	0.10	0.30	0.30	0.31	0.51
Total non-performing assets to total assets	0.08	0.13	0.19	0.17	0.11
Total non-performing assets and troubled- debt restructurings to total assets	0.08	0.23	0.22	0.23	0.35

Monitoring of Delinquent Loans.  Management of the Bank reviews delinquent loans on a periodic basis and reports monthly to its Board of Directors regarding the status of all delinquent and non-performing loans in the Bank's portfolio.

The Bank's loan servicing policies and procedures require that it initiate contact with a delinquent borrower as soon as possible after a payment is ten days late in the case of a multi-family residential or commercial real estate loan, or fifteen days late in the event of a one- to four-family or consumer loan.  The policy calls for an automated late notice to be sent as the initial form of contact regarding the delinquency. If payment has not been received within 30 days of the due date, a second letter is sent to the borrower.  Thereafter, periodic letters are mailed and phone calls are placed to the borrower until payment is received.  When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain the full payment due or negotiate a repayment schedule with the borrower to avoid foreclosure.

Generally, the Bank initiates foreclosure proceedings when a loan is 90 days past due. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan is generally either sold at foreclosure or as soon thereafter as practicable.  The Bank retains outside counsel experienced in foreclosure and bankruptcy procedures to institute foreclosure and other actions on non-performing loans.  As soon as practicable after initiating foreclosure proceedings on a loan, the Bank hires an independent appraiser to prepare an estimate of the fair value of the underlying collateral. It is also the Bank's general policy to dispose of properties acquired through foreclosure or deeds in lieu thereof as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating conditions.

Other Real Estate Owned (“OREO”). Property acquired by the Bank as a result of a foreclosure on a mortgage loan or a deed in lieu of foreclosure is classified as OREO and is recorded at the lower of the recorded investment in the related loan or the fair value of the property at the date of acquisition, with any resulting write down charged to the allowance for loan losses. The Bank obtains an appraisal on an OREO property as soon as practicable after it takes possession of the real property. The Bank will generally reassess the value of OREO at least annually thereafter.  The balance of OREO was $114,000, consisting of 1 property, at June 30, 2002, compared to $370,000, consisting of 5 OREO properties, at June 30, 2001.  During the year ended June 30, 2002, five properties with an aggregate recorded balance of $370,000 were disposed of and one new property with a balance of $114,000 was added to OREO.

Classified Assets.  Federal regulations and Bank policy require that loans and other assets possessing certain characteristics be classified as ''Substandard,'' ''Doubtful'' or ''Loss'' assets. An asset is considered ''Substandard'' if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. ''Substandard'' assets have a well-defined weakness or weaknesses and are characterized by the distinct possibility that the Bank will sustain ''some loss'' if deficiencies are not corrected. Assets classified as ''Doubtful'' have all of the weaknesses inherent in those classified ''Substandard'' with the added characteristic that the weaknesses present make ''collection or liquidation in full,'' on the basis of current existing facts, conditions, and values, ''highly questionable and improbable.'' Assets classified as ''Loss'' are those considered ''uncollectible'' and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses that deserve management's attention are designated ''Special Mention.''

The Bank's Loan Loss Reserve Committee reviews all loans in the Bank's portfolio quarterly, with particular emphasis on problem loans, in order to determine whether any loans require reclassification in accordance with applicable regulatory guidelines.  The Loan Loss Reserve Committee reports recommendations to the Bank's Board of Directors on a quarterly basis. The Loan Loss Reserve Committee, subject to approval of the Bank's Board of Directors, establishes policies relating to the internal classification of loans and believes that its classification policies are consistent with regulatory policies. All non-performing loans and OREO are considered to be classified assets. In addition, the Bank maintains a "watch list," composed of loans that, while performing, are characterized by weaknesses requiring special attention from management and are considered to be potential problem loans. All loans on the watch list are considered to be classified assets or are otherwise categorized as "Special Mention."  As a result of its review of the loan portfolio, the Loan Loss Reserve Committee may decide to reclassify one or more of the loans on the watch list.  The watch list contained 27 loans totaling $4.1 million at June 30, 2002, compared to 32 loans totaling $5.5 million at June 30, 2001.

At June 30, 2002, the Bank had 21 loans totaling $3.6 million designated Special Mention, compared to 35 loans totaling $9.9 million at June 30, 2001.  During the fiscal year ended June 30, 2002, four multi-family residential loans totaling $2.7 million were classified Special Mention due to varying concerns including, but not limited to, irregular payment history or concerns over the maintenance of the property serving as the underlying collateral.

At June 30, 2002, the Bank had $3.6 million of assets classified Substandard, consisting of nineteen loans, one OREO property, and one investment security.  At June 30, 2001, the Bank had $7.1 million of assets classified Substandard, consisting of thirty-two loans and five OREO properties.  The investment security classified as Substandard at June 30, 2002 was subsequently sold by the Bank in August 2002 with an immaterial loss recognized on the sale.

At June 30, 2002 and June 30, 2001, the Bank had no assets classified as either Doubtful or Loss.

- # -

The following table sets forth at June 30, 2002 the Bank's aggregate carrying value of the assets classified as Substandard, Doubtful or Loss or designated as Special Mention:

	Special Mention		Substandard		Doubtful		Loss
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
(Dollars in Thousands)
Mortgage Loans:
Multi-family residential	4	$2,678	3	$1,039	-	-	-	-
One- to four-family	7	598	15	1,368	-	-	-	-
Cooperative apartment	10	359	1	71	-	-	-	-
Commercial real estate	-	-	-	-
Total Mortgage Loans	21	3,635	19	2,478	-	-	-	-
Other Real Estate Owned	-	-	1	114
Investment securities	-	-	1	1,005
Total	21	$3,635	21	$3,597	-	-	-	-

Allowance for Loan Losses

The allowance for loan losses was determined in accordance with GAAP, under which the Bank is required to maintain an appropriate allowance for loan losses.  The Loan Loss Reserve Committee is charged with, among other functions, specific responsibility for monitoring the appropriateness of the loan loss reserve. The Loan Loss Reserve Committee's findings, along with recommendations for changes to loan loss reserve provisions, if any, are reported directly to senior management of the Bank and the Bank's Board of Directors.

The loan loss methodology consists of several key components, including a review of the two elements of the Bank's loan portfolio, classified loans (which include non-performing loans and impaired loans under SFAS 114, "Accounting by Creditors for Impairment of a Loan,") and performing loans.  At June 30, 2002, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio.

Performing loans are reviewed based upon the premise that there are losses inherent within the loan portfolio that have been incurred as of the balance sheet date, however,  have not been identified.  As a result, the Bank calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage based upon its historical loss experience and applying it to its performing loans.  In deriving the expected loan loss percentage, the Bank considers the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multi-family residential, commercial real estate, cooperative apartment or consumer); the underwriting history of the loan (i.e., whether it was underwritten by the Bank or a predecessor institution acquired subsequently by the Bank and, therefore, originally subjected to different underwriting criteria); both the current condition of and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data in order to derive the expected loan loss percentages); the level of and trend in non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by real estate properties located in the New York City metropolitan area) or specific industry conditions within the portfolio segments.  Since these criteria effect the expected loan loss percentages that are applied to performing loans, changes in any one or more of these criteria will effect the amount of the allowance and the provision for loan losses.  The Bank has applied the process of determining the allowance for loan losses consistently throughout the fiscal years ended June 30, 2002 and 2001.

Classified loans, as defined above, are reviewed individually on a quarterly basis by the Loan Loss Reserve Committee to determine if specific reserves are appropriate.  Loans determined to be impaired, under the guidance established by SFAS 114 are evaluated in order to establish whether  the estimated value of the underlying collateral is sufficient to satisfy the existing debt.  Should the Loan Loss Reserve Committee determine that a shortfall exists between the estimated value of the underlying collateral and the outstanding balance due on the impaired loan, a specific reserve is established for the amount of the deficit.  The Bank will then increase its valuation allowance in an amount established by the Loan Loss Reserve Committee to appropriately reflect the anticipated loss from any other loss classification category.  Typically, the Bank's policy is to charge-off immediately all balances classified ''Loss'' and all charge-offs are recorded as a reduction of the allowance for loan losses.  The Bank has applied this process consistently throughout the fiscal years ended June 30, 2002 and 2001.

The Bank has maintained its allowance for loan losses at a level which management believes is appropriate to absorb losses inherent within the Bank's loan portfolio as of the balance sheet dates.  The allowance for loan losses remained relatively constant during the year ended June 30, 2002, approximating $15.4 million at June 30, 2002 and 2001.  During the fiscal year ended June 30, 2002, the Bank recorded a provision of $240,000 to the allowance for loan losses to provide for growth in its loan portfolio balances.  Offsetting this increase were net charge-offs of $329,000 recorded during the fiscal year ended June 30, 2002, virtually all of which related to the resolution of four classified loans.  Despite the increase in net charge-offs from the previous year, the overall credit quality of the Bank's loan portfolio remains favorable, as evidenced by a continued low level of non-performing loans and OREO during the fiscal year ended June 30, 2002 and a continued low level of overall loan delinquencies.

Although management of the Bank believes that the Bank has maintained its allowance for loan losses at appropriate levels, subsequent additions may be necessary if economic or other conditions in the future differ from the current operating environment.  Although the Bank utilizes the most reliable information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, its valuation of OREO, and the level of loans both in, and pending, foreclosure. Based on their judgments about information available to them at the time of their examination, the regulators may require the Bank to recognize adjustments to the allowance.

The following table sets forth activity in the Bank's allowance for loan losses at or for the dates indicated:

                                                                                                                             At or for the Year Ended June 30,

	2002	2001	2000	1999(2)	1998
(Dollars in Thousands)
Total loans outstanding at end of period (1)	$2,120,254	$1,960,361	$1,721,200	$1,383,341	$950,121
Average total loans outstanding (1)	$2,042,923	$1,819,336	$1,563,656	$1,164,982	$843,148
Allowance for loan losses:
Balance at beginning of period	$15,459	$14,785	$15,081	$12,075	$10,726
Provision for loan losses	240	740	240	240	1,635
Charge-offs
Multi-family residential	(113)	-	-	(98)	(49)
Commercial real estate	-	(6)	-	-	-
One- to four-family	(156)	(13)	(500)	(10)	(165)
FHA/VA insured	-	-	-	-	-
Cooperative apartment	-	(14)	(24)	(62)	(112)
Other	(80)	(48)	(21)	(38)	(2)
Total charge-offs	(349)	(81)	(545)	(208)	(328)
Recoveries	20	15	9	7	42
Reserve acquired in purchase acquisition	-	-	-	2,967	-
Balance at end of period	$15,370	$15,459	$14,785	$15,081	$12,075
Allowance for loan losses to total loans at end of period	0.72%	0.79%	0.86%	1.09%	1.27%
Allowance for loan losses to total non- performing loans at end of period	723.98	505.53	334.43	502.53	1,365.95
Allowance for loan losses to total non- performing loans and troubled-debt restructurings at end of period	723.98	258.43	288.71	351.46	248.71
Ratio of net charge-offs to average loans outstanding during the period	0.02%	- %	0.03%	0.02%	0.03%

Allowance for losses on Other Real Estate Owned:
Balance at beginning of period	$20	$45	$149	$164	$187
Provision charged to operations	-	18	25	16	114
Charge-offs, net of recoveries	-	(43)	(129)	(31)	(137)
Balance at end of period	$20	$20	$45	$149	$164

_______________________________________

(1)

Total loans represents gross loans, net of deferred loan fees and discounts.

(2)

During the fiscal year ended June 30, 1999, the Bank acquired $192.3 million of loans as a result of  the FIBC Acquisition, which added  $84.4 million to the average balance of loans during the fiscal year ended June 30, 1999.

- # -

The following table sets forth the Bank's allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated:

                                                                                                                                    At June 30,

	2002		2001		2000		1999		1998
	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)
(Dollars in Thousands)
Impaired loans	$88	0.01%	$775	0.21%	$130	0.15%	$62	0.11%	$23	0.33%
Multi-family residential	11,843	80.12	10,190	80.98	10,000	78.65	9,652	72.63	10,160	75.90
Commercial real estate	2,167	11.52	1,214	7.78	1,095	6.92	699	6.45	445	5.32
One-to-four- family	1,094	7.33	3,005	9.48	3,176	12.23	4,112	17.86	669	13.32
Cooperative apartment	162	0.84	184	1.17	254	1.60	414	2.39	605	4.52
Other	16	0.18	91	0.38	130	0.45	142	0.56	173	0.61
Total	$15,370	100.00%	$15,459	100.00%	$14,785	100.00%	$15,081	100.00%	$12,075	100.00%

(1)

Total loans represent gross loans less FHA and VA guaranteed loans.

Investment Activities

Investment Strategies of the Holding Company – The Holding Company's principal asset is its investment in the Bank's common stock, which amounted to $248.4 million at June 30, 2002.  The Holding Company's other investments at that date totaled $21.1 million.  The largest components of these investments were Government National Mortgage Association ("GNMA") adjustable rate mortgage-backed securities ("ARM MBS") totaling $12.1 million.  All of the other investments are intended primarily to provide future liquidity which may be utilized for general business activities, which may include, but are not limited to: (1) purchases of common stock into treasury; (2) repayment of interest on the Holding Company's $25.0 million subordinated note obligation; (3) subject to applicable limitations, the payment of dividends on the Holding Company's common stock; and/or (4) investments in the equity securities of other financial institutions and other investments not permissible by the Bank.  The Holding Company cannot assure that it will engage in any of these activities in the future.

The Holding Company's investment policy calls for investments in relatively short-term, liquid securities similar to the securities defined in the securities investment policy of the Bank.

Investment Policy of the Bank.   The securities investment policy of the Bank, which is established by its Board of Directors, is designed to help the Bank achieve its overall asset/liability management objectives.  Generally, the policy calls for management to emphasize principal preservation, liquidity, diversification, short maturities and/or repricing terms, and a favorable return on investment when selecting new investments for the Bank's portfolio. The Bank's current securities investment policy permits investments in various types of liquid assets, including obligations of the U.S. Treasury and federal agencies, investment grade corporate obligations, various types of mortgage-backed securities, commercial paper, certificates of deposit ("CDs") and overnight federal funds sold to financial institutions which are periodically approved by the Board of Directors.

Investment strategies are implemented by the Asset and Liability Management Committee ("ALCO"), composed of the Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer, and other senior management officers.  The strategies take into account the overall composition of the Bank's balance sheet, including loans and deposits, and are intended to protect and enhance the Bank's earnings and market value.  The strategies are reviewed monthly by the ALCO and reported regularly to the Board of Directors.

During the fiscal years ended June 30, 2002, 2001 and 2000, neither the Holding Company nor the Bank held any derivative instruments or any embedded derivative instruments that require bifurcation.  The Holding Company or the Bank may, with respective Board approval, engage in hedging transactions utilizing derivative instruments.

Mortgage-Backed Securities.  Mortgage-backed securities provide the portfolio with investments consisting of desirable repricing, cash flow and credit quality characteristics. Mortgage-backed securities yield less than the loans that underlie the securities because of the cost of payment guarantees and credit enhancements that reduce credit risk to the investor.  Although mortgage-backed securities guaranteed by federally sponsored agencies carry a reduced credit risk compared to whole loans, such securities remain subject to the risk that fluctuating interest rates, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and thus affect both the prepayment speed and value of such securities.  However, mortgage-backed securities are more liquid than individual mortgage loans and may readily be used to collateralize borrowings.  In addition to its superior credit quality as a result of the agency guarantees, the mortgage-backed securities portfolio also provides the Holding Company and the Bank with important interest rate risk management features, as the majority of the portfolio is adjustable rate, and the entire portfolio provides monthly cash flows for re-investment at current market interest rates.

The Company's consolidated investment in mortgage-backed securities totaled $291.5 million, or 10.4% of total assets, at June 30, 2002, the majority of which was owned by the Bank.  Approximately 55.8% of the mortgage-backed securities portfolio was composed of securities guaranteed by GNMA, FHLMC or FNMA.  At June 30, 2002, the Bank had $213.6 million in Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"), which comprised the largest component of its mortgage-backed securities portfolio.  All of these CMOs and REMICs were either U.S agency obligations or issued by highly reputable financial institutions.  In addition, all of the non-agency backed obligations were rated in the highest ratings category by at least one nationally recognized rating agency at the time of purchase.  Further, none of these securities had stripped principal and interest components and all occupied priority tranches within their respective issues.  As of June 30, 2002, the fair value of these securities was approximately $4.1 million above their cost basis.

The remaining mortgage-backed securities portfolio was composed of a $57.5 million investment in ARM MBS pass-through securities with a weighted average term to next rate adjustment of less than one year, a $17.9 million investment in seasoned fixed-rate GNMA, FNMA and FHLMC pass-through securities with an estimated remaining life of less than three years, and a $2.5 million investment in balloon mortgage-backed securities, which provide a return of principal and interest on a monthly basis, and have original maturities of between five and seven years, at which point the entire remaining principal balance is repaid (the ''Balloon Payment Securities").

GAAP requires investments in equity securities that have readily determinable fair values and all investments in debt securities to be classified in one of the following three categories and accounted for accordingly:  trading securities, securities available for sale or securities held to maturity.  Neither the Company nor the Bank had any securities classified as trading securities during the year ended June 30, 2002, nor do they intend to trade securities.  Unrealized gains and losses on available for sale securities are reported as a separate component of stockholders' equity referred to as accumulated other comprehensive income, net of deferred taxes.  At June 30, 2002, the Holding Company and the Bank had, on a combined basis, $426.8 million of securities classified as available for sale, which represented 15.2% of total assets at June 30, 2002. Given the size of the available for sale portfolio, future variations in market values of these securities could result in fluctuations in the Company's consolidated stockholders' equity.

The maturities on the Bank's fixed-rate mortgage-backed securities (Balloon Payment Securities, seasoned GNMAs, FNMAs and FHLMCs) are relatively short compared to the final maturities on its ARM MBS and CMO portfolios.  The Bank typically classifies purchased MBS and CMOs as available for sale, in recognition of the greater prepayment uncertainty associated with these securities, and carries these securities at fair market value.

- # -

The following table sets forth activity in the mortgage-backed securities portfolio for the periods indicated:

                                                                                       For the Year Ended June 30,

	2002	2001	2000
(Dollars In Thousands)
Amortized cost at beginning of period	$433,097	$451,489	$530,306
Purchases (Sales), net	37,218	81,520	247
Principal repayments	(184,835)	(99,896)	(78,874)
Premium amortization, net	(279)	(16)	(190)
Amortized cost at end of period	$285,201	$433,097	$451,489

The following table sets forth the amortized cost and fair value of investment and mortgage-backed securities at the dates indicated:

                                                                                                               At June 30,

	2002		2001		2000
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(Dollars in Thousands)
Mortgage-backed securities:
GNMA	$53,975	$55,686	$92,263	$94,107	$133,222	$132,477
FNMA	11,681	12,005	19,862	20,269	15,558	15,427
FHLMC	10,069	10,351	19,560	19,798	14,929	14,853
CMOs and REMICs	209,476	213,579	301,412	304,439	287,780	279,867
Total mortgage-backed Securities	285,201	291,621	433,097	438,613	451,489	442,624
Investment securities:
U.S. treasury and agency	85,050	85,823	35,705	35,996	67,686	65,788
Other	53,136	53,639	57,302	59,180	73,808	72,684
Total investment securities	138,186	139,462	93,007	95,176	141,494	138,472
Net unrealized gain (loss) (1)	7,553	-	7,484	-	(11,683)	-
Total securities, net	$430,940	$431,083	$533,588	$533,789	$581,300	$581,096

(1)

The net unrealized gain (loss) at June 30, 2002, 2001 and 2000 relates to available for sale securities in accordance with SFAS 115 "Accounting for Investments in Debt and Equity Securities."  The net unrealized gain (loss) is presented in order to reconcile the ''Amortized Cost'' of the securities portfolio to the recorded value reflected in the Company's Consolidated Statements of Condition.

Corporate Debt Obligations.   Both the Holding Company and the Bank invest in the short-term investment-grade debt obligations of various corporations. Corporate debt obligations generally carry both a higher rate of return and a higher degree of credit risk than U.S. Treasury securities with comparable maturities. In addition, corporate securities are generally less liquid than comparable U.S. Treasury securities. In recognition of the additional risks associated with investing in these securities, the Bank's investment policy limits new investments in corporate obligations to those companies which are rated single ''A'' or better by one of the nationally recognized rating agencies, and limits investments in any one corporate entity to the lesser of 1% of total assets or 15% of the Bank's equity. At June 30, 2002, the Company's consolidated portfolio of corporate debt obligations totaled $46.8 million, or 1.7% of total assets.  The majority of these investments are held by the Bank.

- # -

The following table sets forth the amortized cost and fair value of investment and mortgage-backed securities, by accounting classification and type of security, at the dates indicated:

                                                                                                        At June 30,

	2002		2001		2000
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(Dollars in Thousands)
Held-to-Maturity:
Mortgage-backed securities (1)	$3,275	$3,409	$8,160	$8,326	$13,329	$13,263
Investment securities (2)	875	884	3,784	3,819	17,489	17,351
Total Held-to-Maturity	$4,150	$4,293	$11,944	$12,145	$30,818	$30,614

Available-for-Sale:
Mortgage-backed securities:
Pass-through securities	$72,450	$74,633	$123,525	$125,848	$150,380	$149,494
CMOs and REMICs	209,476	213,579	301,412	304,439	287,780	279,867
Total mortgage-backed securities available for sale	281,926	288,212	424,937	430,287	438,160	429,361
Investment securities (2)	137,311	138,578	89,223	91,357	124,005	121,121
Net unrealized gain (loss) (3)	7,553	-	7,484	-	(11,683)	-
Total Available-for-Sale	$426,790	$426,790	$521,644	$521,644	$550,482	$550,482
Total securities, net	$430,940	$431,083	$533,588	$533,789	$581,300	$581,096

(1)

Mortgage-backed securities include both pass-through securities and investments in CMOs and REMICs.

(2)

Includes corporate debt obligations.

(3)

The net unrealized gain (loss) at June 30, 2002, 2001 and 2000 relates to available for sale securities in accordance with SFAS No. 115. The net unrealized gain (loss) is presented in order to reconcile the ''Amortized Cost'' of the securities portfolio to the recorded value reflected in the Company's Consolidated Statements of Condition.

- # -

The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of investment and mortgage-backed securities at June 30, 2002, by remaining period to contractual maturity. With respect to mortgage-backed securities, the entire amount is reflected in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments.  The weighted average duration of mortgage-backed securities, when giving consideration to repayments or possible prepayments, is far less than their stated maturity, approximating 1.4 years as of June 30, 2002.  Other than obligations of federal agencies and GSEs, neither the Holding Company nor the Bank had a combined investment in securities issued by any one entity in excess of 10% of stockholders' equity at June 30, 2002.

                                                                                                                      At June 30, 2002

	Held to Maturity			Available for Sale
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
(Dollars in Thousands)
Mortgage-backed securities:
Due within 1 year	-	-	-	$1,025	$1,029	7.00%
Due after 1 year but within 5 years	$2,272	$2,340	7.36%	109	111	6.26
Due after 5 years but within 10 years	1,003	1,069	7.99	8,896	9,114	6.40
Due after ten years	-	-	-	271,896	277,958	5.86
Total	3,275	3,409	7.55	281,926	288,212	5.88

U.S. Treasury and Agency:
Due within 1 year	-	-	-	25,400	25,474	4.63
Due after 1 year but within 5 years	-	-	-	59,650	60,349	4.28
Due after 5 years but within 10 years	-	-	-	-	-	-
Due after ten years	-	-	-	-	-	-
Total	-	-	-	85,050	85,823	4.38

Corporate and Other:
Due within 1 year	-	-	-	24,665	25,021	6.22
Due after 1 year but within 5 years	75	84	5.75	5,508	5,646	5.85
Due after 5 years but within 10 years	800	800	7.50	1,000	998	8.09
Due after ten years	-	-	-	21,088	21,090	3.85
Total	875	884	7.35	52,261	52,755	6.15

Total:
Due within 1 year	-	-	-	51,090	51,524	5.45
Due after 1 year but within 5 years	2,347	2,424	7.31	65,267	66,106	4.41
Due after 5 years but within 10 years	1,803	1,869	7.77	9,896	10,112	6.57
Due after ten years	-	-	-	292,984	299,048	5.72
Total	$4,150	$4,293	7.51%	$419,237	$426,790	5.50%

Sources of Funds

General.   The Bank's primary sources of funding for its lending and investment activities include: deposits, repayments of loans and mortgage-backed securities, investment security maturities and redemptions, and short- to medium-term borrowings from the FHLBNY, which include both Advances and repurchase agreements treated as financings.  In addition, the Holding Company acquired $25.0 million of funding through the issuance of subordinated notes in April 2000, with a stated coupon of 9.25% and a maturity of May 1, 2010.  The Bank, to a lesser extent, also sells substantially all of its new long-term, fixed-rate residential mortgage product to either FNMA, FHLMC, or SONYMA.

Deposits.   The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank, at June 30, 2002, and presently, offers savings accounts, money market accounts, checking accounts, NOW and Super NOW accounts, and CDs. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition from other financial institutions and investment products. Traditionally, the Bank has relied upon direct marketing, customer service, convenience and long-standing relationships with customers to generate deposits.  The communities in which the Bank maintains branch offices have historically provided the Bank with nearly all of its deposits. At June 30, 2002, the Bank had deposit liabilities of $1.78 billion, up $351.6 million from June 30, 2001 (See "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources").  Within total deposits, $132.5 million, or 7.4%, consisted of CDs with balances of $100,000 or greater.  Individual Retirement Accounts  totaled $116.4 million, or 6.5% of total deposits.

In June 2000, the Bank's Board of Directors approved acceptance of brokered CDs up to an aggregate limit of $120.0 million.  As of June 30, 2002, the Bank had accepted brokered CDs totaling $2.0 million.  Brokered CDs are utilized by the Bank solely as a funding alternative to borrowings.

The following table presents the deposit activity of the Bank for the periods indicated:

                                                                                                                 For the Year Ended June 30,

	2002	2001	2000
(Dollars in Thousands)
Deposits	$2,787,649	$2,620,203	$2,178,658
Withdrawals	2,485,046	2,461,159	2,223,597
Deposits greater (less) than Withdrawals	302,603	159,044	(44,939)
Deposits relinquished in branch sale	-	-	(17,949)
Interest credited	48,999	50,240	43,103
Total increase (decrease) in deposits	$351,602	$209,284	$(19,785)

At June 30, 2002 the Bank had $132.5 million in CDs over $100,000 maturing as follows:

Maturity Period	Amount	Weighted Average Rate
(Dollars in Thousands)
Within three months	$22,110	4.03%
After three but within six months	38,173	3.53
After six but within twelve months	25,008	3.56
After 12 months	47,173	4.21
Total	$132,464	3.86%

The following table sets forth the distribution of the Bank's deposit accounts and the related weighted average interest rates at the dates indicated:

                                                                                                                                       At June 30,

		2002			2001			2000
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
(Dollars in Thousands)
Savings accounts	$363,732	20.43%	1.25%	$347,983	24.36%	2.08%	$373,772	30.66%	2.08%
CDs	748,005	42.02	3.73	691,193	48.39	5.30	618,165	50.70	5.51
Money market accounts	556,376	31.26	2.39	296,157	20.73	4.54	146,066	11.98	4.37
NOW and Super NOW accounts	29,005	1.63	1.23	25,754	1.80	1.22	26,787	2.20	1.24
Checking accounts	82,916	4.66	-	67,345	4.72	-	54,358	4.46	-
Totals	$1,780,034	100.00%	2.59%	$1,428,432	100.00%	4.03%	$1,219,148	100.00%	3.98%

- # -

The following table presents, by interest rate ranges, the amount of CDs outstanding at the dates indicated and the period to maturity of the CDs outstanding at June 30, 2002:

                                                          Period to Maturity at June 30, 2002                                             Total at June 30,

Interest Rate Range	Less than One Year	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	2002	2001	2000
(Dollars in Thousands)
4.00% and below	$337,906	$141,340	$4,019	$20	$483,285	$103,411	$38,686
4.01% to 5.00%	85,986	33,950	14,683	85	134,704	192,588	184,859
5.01% to 6.00%	39,027	30,279	10,790	1	80,097	252,538	290,135
6.01% to 7.00%	34,627	11,448	3,750	-	49,825	142,489	98,327
7.01% and above	94	-	-	-	94	167	6,158
Total	$497,640	$217,017	$33,242	106	$748,005	$691,193	$618,165

Borrowings.   The Bank has been a member and shareholder of the FHLBNY since 1980. One of the privileges given to FHLBNY shareholders is the ability to secure Advances under various lending programs at competitive interest rates.  The Bank, as a member of the FHLBNY, is provided with a borrowing line that equaled $836.6 million at June 30, 2002.

The Bank had Advances from the FHLBNY totaling $575.0 million and $542.5 million at June 30, 2002 and 2001, respectively. The average cost of FHLBNY Advances was 6.94% and 6.13%, respectively, during the years ended June 30, 2002 and 2001, and the weighted average interest rate on outstanding FHLBNY Advances was 5.07% and 5.98%, respectively, at June 30, 2002 and 2001.  At June 30, 2002, the Bank maintained sufficient collateral, as defined by the FHLBNY (principally in the form of real estate loans), to secure such Advances.

Securities sold under agreement to repurchase ("REPOS") totaled $97.7 million at June 30, 2002.  Borrowings under the REPOS involve the delivery of securities to broker-dealers who finance the borrowing transactions. The securities remain registered in the name of the Bank, and are returned upon the maturities of the agreements. Funds to repay the Bank's REPOS at maturity will be provided primarily by cash received from the maturing securities.

Excluding combined prepayment expenses paid on FHLBNY Advances and REPOS totaling $6.2 million during the fiscal year ended June 30, 2002 and $766,000 during the fiscal year ended June 30, 2001, the average cost on FHLBNY borrowings was 5.90% during the fiscal year ended June 30, 2002 and 5.99% during the fiscal year ended June 30, 2001, and the average cost of REPOS was 4.34% during the fiscal year ended June 30, 2002 and 6.26% during the fiscal year ended June 30, 2001.  The prepayments on borrowings were made in order to take advantage of reductions in interest rates.  During the fiscal year ended June 30, 2002, the Bank prepaid a total of $254.0 million in FHLBNY Advances and REPOS.  The prepaid FHLBNY Advances and REPOS possessed a combined average interest rate of 5.43% and an average remaining term to maturity of approximately one year on the date of prepayment.  The majority of these prepaid FHLBNY Advances and REPOS were replaced with new FHLBNY Advances.  During the fiscal year ended June 30, 2002, the average rate on new FHLBNY Advances was 3.90%.  These FHLBNY Advances possessed an average remaining term to maturity of approximately 5 years at June 30, 2002.  The remainder of the prepaid FHLBNY Advances and REPOS were not replaced with borrowed funds as liquidity generated from deposit inflows and loan and MBS amortization replaced their need as a source of funding.

- # -

Presented below is information concerning REPOS and FHLBNY Advances for the years ended June 30, 2002, 2001, and 2000:

REPOS:

                                                                                                              At or For the Year Ended June 30,

	2002	2001	2000
(Dollars in Thousands)
Balance outstanding at end of period	$97,717	$427,788	$434,027
Weighted average interest cost at end of period	5.61%	4.73%	6.37%
Average balance outstanding during the year	$260,988	$437,153	$456,155
Weighted average interest cost during the year (1)	4.47%	6.26%	5.66%
Carrying value of underlying collateral at end of period	$95,994	$425,450	$456,844
Estimated market value of underlying collateral	96,093	430,803	447,715
Maximum balance outstanding at month end during period	395,444	455,603	486,936

FHLBNY Advances:

                                                                                                              At or For the Year Ended June 30,

	2002	2001	2000
(Dollars in Thousands)
Balance outstanding at end of period	$575,000	$542,500	$555,000
Average interest cost at end of period	5.07%	5.98%	6.07%
Weighted average balance outstanding during the year	564,418	553,918	466,158
Average interest cost during the year (1)	5.90%	5.99%	5.89%
Maximum balance outstanding at month end during period	582,500	572,500	560,000

(1) Including prepayment expenses paid on FHLBNY Advances of $5.9 million during the fiscal year ended June 30, 2002 and $766,000 during the fiscal year ended June 30, 2001, the average interest cost on FHLBNY Advances was 6.94% during the fiscal year ended June 30, 2002 and 6.13% during the fiscal year ended June 30, 2001.  There were no prepayments of FHLBNY Advances during the fiscal year ended June 30, 2000.  Excluding prepayment expenses of $322,000, the average cost on REPOS was 4.34% during the fiscal year ended June 30, 2002.  There were no prepayments of REPOS during the fiscal years ended June 30, 2001 and 2000.

Subsidiary Activities

In addition to the Bank, the Holding Company's direct and indirect subsidiaries consist of six wholly-owned corporations, one of which is directly owned by the Holding Company and five of which are directly or indirectly owned by the Bank.  DSBW Preferred Funding Corp. is a direct subsidiary of Havemeyer Equities Inc., which is a direct subsidiary of the Bank.  The following table presents an overview of the Holding Company's subsidiaries as of June 30, 2002:

Subsidiary	Year/ State of Incorporation	Primary Business Activities

Havemeyer Equities Inc.	1977 / New York	Ownership of DSBW Preferred Funding Corp.
Boulevard Funding Corp.	1981 / New York	Currently inactive
Havemeyer Investments Inc.	1997 / New York	Sale of annuity products
DSBW Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in multi- family residential and commercial real estate loans.
DSBW Residential Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in one- to four-family real estate loans
842 Manhattan Avenue Corp.	1995/ New York	Management and ownership of real estate

Personnel

As of June 30, 2002, the Company had 294 full-time employees and 92 part-time employees.  The employees are not represented by a collective bargaining unit, and both the Holding Company and all of its subsidiaries consider their relationships with their employees to be good.

Federal, State and Local Taxation

Federal Taxation

General.  The following is a discussion of material tax matters and does not purport to be a comprehensive description of the tax rules applicable to the Company. The Bank was last audited by the Internal Revenue Service ("IRS") for its taxable year ended December 31, 1988.  For federal income tax purposes, the Company files consolidated income tax returns on a June 30 fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts, discussed below.

Tax Bad Debt Reserves.  The Bank, as a "large bank" under IRS classifications (i.e., one with assets having an adjusted basis of more than $500 million), is unable to make additions to its tax bad debt reserve, is permitted to deduct bad debts only as they occur and is required to recapture (i.e., take into income), over a multi-year period, a portion of the balance of its bad debt reserves as of June 30, 1997.  Since the Bank has already provided a deferred income tax liability for this tax for financial reporting purposes, there was no adverse impact to the Bank's financial condition or results of operations from the enactment of the federal legislation that imposed such recapture.  The recapture was suspended during the tax years ended June 30, 1997 and 1998, based upon the Bank's origination levels for certain residential loans which satisfied the minimum levels required by the Small Business Job Protection Act of 1996 to suspend recapture for those tax years.

Distributions. To the extent that the Bank makes "non-dividend distributions" to shareholders, such distributions are considered distributions from the Bank's "base year reserve" (i.e., its reserve as of December 31, 1987, to the extent thereof), and then from its supplemental reserve for losses on loans.  An amount based on the amount distributed will be included in the Bank's taxable income in the year of distribution.  Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

The amount of additional taxable income created from a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. (See "Regulation - Regulation of Federal Savings Associations - Limitation on Capital Distributions") for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the customary tax treatment of those items. Thus, the Bank's AMTI is increased by 75% of the amount by which the Bank's adjusted current earnings exceed its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses).

State and Local Taxation

State of New York. The Company is subject to New York State ("NYS") franchise tax on one of several alternative bases, whichever results in the highest tax, and files combined returns for purposes of this tax. The basic tax is measured by "entire net income," which is federal taxable income with adjustments. For NYS tax purposes, as long as the Bank continues to satisfy certain definitional tests relating to its assets and the nature of its business, it will be permitted deductions, within specified formula limits, for additions to its bad debt reserves for purposes of computing its entire net income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may be computed using an amount based on the Bank's actual loss experience (the "Experience Method") or 32% of the Bank's entire net income, computed without regard to this deduction and reduced by the amount of any permitted addition to the Bank's reserve for non-qualifying loans.

NYS enacted legislation which enables the Bank to avoid the recapture into income of NYS tax bad debt reserves unless one of the following events occurs: 1) the Bank's retained earnings represented by the reserve are used for purposes other than to absorb losses from bad debts, including dividends in excess of the Bank's earnings and profits or distributions in liquidation or in redemption of stock; 2) the Bank fails to qualify as a thrift as provided by NYS tax law, or 3) there is a change in NYS tax law.

The Bank's deduction with respect to non-qualifying loans must be computed pursuant to the Experience Method which is based on the Bank's actual charge-offs.  Each year the Bank will review the most favorable method of calculating the deduction attributable to an addition to the tax bad debt reserves.

The NYS tax rate for the fiscal year ended June 30, 2002 was 9.53% (including a commuter transportation surcharge) of net income. In general, the Holding Company is not required to pay NYS tax on dividends and interest received from the Bank.

City of New York.  The Holding Company and the Bank are also both subject to a New York City banking corporation tax of 9% on taxable income allocated to New York City.

New York City additionally enacted legislation which conformed its tax law regarding bad debt deductions to NYS tax law.

State of Delaware. As a Delaware holding company not earning income in Delaware, the Holding Company is exempted from Delaware corporate income tax, but is required to file an annual report and pay an annual franchise tax to the State of Delaware.

Regulation

General

The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation ("FDIC"), as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"), which are administered by the FDIC.  The Bank must file reports with the OTS concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS conducts periodic examinations to assess the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association may engage and is intended primarily for the protection of the insurance fund and depositors.  As a publicly-held unitary savings and loan holding company, the Holding Company is required to file certain reports, and otherwise comply, with the rules and regulations of the Securities and Exchange Commission (the ''SEC'') under the federal securities laws and of the OTS.

The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or the United States Congress, could have a material adverse impact on the operations of the Company.

The following discussion is intended to be a summary of the material statutes and regulations applicable to savings associations and savings and loan holding companies, and it does not purport to be a comprehensive description of all such statutes and regulations.

Regulation of Federal Savings Associations

Business Activities.   The Bank derives its lending and investment powers from the Home Owner's Loan Act, as amended (''HOLA''), and the regulations of the OTS enacted thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security not rated in one of the four highest rating categories; (b) a limit of 400% of capital on the aggregate amount of loans secured by commercial property; (c) a limit of 20% of assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (d) a limit of 35% of assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5% of assets on non-conforming loans (i.e., loans in excess of the specific limitations of HOLA); and (f) a limit of the greater of 5% of assets or capital on certain construction loans made for the purpose of financing property which is, or is expected to become, residential.

Loans to One Borrower.   Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At June 30, 2002, the Bank's limit on loans to one borrower was $51.0 million. At June 30, 2002, the Bank's largest aggregate amount of loans to one borrower was $15.4 million and the second largest borrower had an aggregate balance of $15.2 million.

QTL Test.  HOLA requires a savings association to satisfy a QTL test.  A savings association may satisfy the QTL test by maintaining at least 65% of its ''portfolio assets'' in certain ''qualified thrift investments'' during at least nine months of the most recent twelve-month period. ''Portfolio assets'' means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) certain intangibles, including goodwill, credit card relationships and purchased mortgage servicing rights, and (c) the value of property used to conduct the association's business. ''Qualified thrift investments'' include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, small business loans, education loans, and credit card loans.  A savings association may additionally satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Code.  At June 30, 2002, the Bank maintained 84.8% of its portfolio assets in qualified thrift investments. The Bank also satisfied the QTL test in each of the prior 12 months and, therefore, was a QTL.

A savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The initial restrictions include prohibitions against (a) engaging in any new activity not permissible for a national bank, (b) paying dividends not permissible under national bank regulations, (c) obtaining new Advances from the FHLBNY, and (d) establishing any new branch office in a location not permissible for a national bank in the association's home state. In addition, within one year of the date a savings association ceases to satisfy the QTL test, any company controlling the association must register under, and become subject to the requirements of, the Bank Holding Company Act of 1956, as amended.  A savings association that has failed the QTL test may requalify under the QTL test and be free of such limitations, however, may do so only once.  If the savings association does not requalify under the QTL test within three-years after failing the QTL test, it would be required to terminate any activity and dispose of any investment not permissible for a national bank and repay as promptly as possible any outstanding Advances from the FHLBNY.

Capital Requirements.  OTS regulations require savings associations to satisfy three minimum capital standards: (1) a tangible capital ratio of 1.5% of total assets as adjusted under OTS regulations; (2) a risk-based capital ratio of 8% of risk-based capital (as defined under OTS regulations) to total risk-based assets (also as defined under OTS regulations); and (3) a leverage capital ratio (as defined under OTS regulations).  For a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating, the minimum leverage capital required ratio is 3%.  For any other depository institution, the minimum leverage capital required ratio is 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution.

In determining the amount of risk-based assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States government or its agencies, to 100% for consumer and commercial loans, as assigned by the OTS capital regulations based on the risks the OTS believes are inherent in the type of asset.

Tangible capital is defined, generally, as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings, and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles other than certain purchased mortgage servicing rights and investments in, and loans to, subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, however, additionally includes, among other items, certain qualifying supervisory goodwill and certain purchased credit card relationships.

Supplementary capital includes cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, and the allowance for possible loan losses.  The OTS and other federal banking regulators adopted, effective October 1, 1998, an amendment to their risk-based capital guidelines that permits insured depository institutions to include in supplementary capital up to 45% of the pretax net unrealized holding gains on certain available-for-sale equity securities, as such gains are computed under the guidelines.  The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-based assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

On May 10, 2002, the OTS adopted amendments to its capital regulations which, among other matters, eliminated the interest rate risk component of the risk-based capital requirement.  Pursuant to the amendment, the OTS will continue to monitor the interest rate risk management of individual institutions through the OTS requirements for interest rate risk management, the ability of the OTS to impose an individual minimum capital requirement on institutions that exhibit a high degree of interest rate risk, and the requirements of Thrift Bulletin 13a, which provides guidance regarding the management of interest rate risk and the responsibility of boards of directors in that area.

The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at June 30, 2002:

                                                                           As of June 30, 2002

                                                                                         Minimum Capital

                                                           Actual                        Requirement

	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)
Tangible	$188,668	6.91%	$40,927	1.5%
Leverage Capital	188,668	6.91	109,138	4.0%
Risk-based capital	204,038	12.94	126,111	8.0%

The following is a reconciliation of GAAP capital to regulatory capital for the Bank:

                                                                                                         At June 30, 2002

	Tangible Capital	Leverage Capital	Risk-Based Capital
(Dollars in Thousands)
GAAP capital	$248,174	$248,174	$248,174
Non-allowable assets:
Accumulated other comprehensive income	(1,758)	(1,758)	(1,758)
Goodwill	(55,638)	(55,638)	(55,638)
Core deposit intangible	(2,110)	(2,110)	(2,110)
General valuation allowance	-	-	15,370
Regulatory capital	188,668	188,668	204,038
Minimum capital requirement	40,927	109,138	126,111
Regulatory capital excess	$147,741	$79,530	$77,927

Limitation on Capital Distributions.   OTS regulations currently impose limitations upon capital distributions by savings associations, such as cash dividends, payments to purchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital.

As the subsidiary of a savings and loan holding company, the Bank is required to file a notice with the OTS at least 30 days prior to each capital distribution.  However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year plus the retained net income for the preceding two years, then the Bank must file an application for OTS approval of a proposed capital distribution.  In addition, the OTS can prohibit a proposed capital distribution otherwise permissible under the regulation, if it has determined that the association is in need of more than customary supervision or that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to satisfy its minimum capital requirements, as described above  (See ''Regulation - Regulation of Federal Savings Associations - Prompt Corrective Regulatory Action'').

In addition, pursuant to the Federal Deposit Insurance Act ("FDIA"), an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" as defined in the FDIA.

Liquidity.   Pursuant to OTS regulations, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation (See "Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," for further discussion).

Assessments.   Savings associations are required by OTS regulation to pay semi-annual assessments to the OTS to fund its operations.  The regulations base the assessment for individual savings associations, other than those with total assets never exceeding $100.0 million, on three components: the size of the association on which the basic assessment is based; the association's supervisory condition, which results in percentage increases for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in percentage increases for a savings association that managed over $1 billion in trust assets, serviced loans for other institutions aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion.

Branching.   Subject to certain limitations, HOLA and OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such a branch is available (a) in states that expressly authorize branches of savings associations located in another state and (b) to an association that either satisfies the QTL test or qualifies as a ''domestic building and loan association'' under the Code, which imposes qualification requirements similar to those for a QTL under HOLA (See ''Regulation - Regulation of Federal Savings Associations - QTL Test'').  This authority under HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

Community Reinvestment.   Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings association possess a continuing and affirmative obligation, consistent with its safe and sound operation, to help satisfy the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services it believes are best suited to its particular community. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association's record of meeting the credit needs of its community and consider such record in its evaluation of certain applications by such association.  The assessment focuses on three tests: (a) a lending test, to evaluate the institution's record of making loans in its service areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, automated teller machines ("ATMs") and other offices.  The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received an "Outstanding" CRA performance rating and an ''Outstanding'' CRA compliance rating in its most recent examination.

Regulations implementing the requirements under the Gramm-Leach-Bliley Act of 1999 ("Gramm-Leach") that insured depository institutions publicly disclose certain agreements that are in fulfillment of the CRA became effective April 1, 2001.  The Bank has no such agreements in place at this time.

Transactions with Related Parties.   The Bank's authority to engage in transactions with its ''affiliates'' is limited by OTS regulations and Sections 23A and 23B of the Federal Reserve Act (''FRA''). In general, an affiliate of the Bank is any company that controls the Bank or any other company that is controlled by a company that controls the Bank, excluding the Bank's subsidiaries other than those that are insured depository institutions.  A subsidiary of a bank that is not also a depository institution is generally not treated as an affiliate of the bank for purposes of Sections 23A and 23B, however the Federal Reserve Bank has proposed treating any subsidiary of a bank that is engaged in activities not permissible for bank holding companies under the Bank Holding Company Act ("BHC Act") as an affiliate for purposes of Sections 23A and 23B.  OTS regulations prohibit a savings association (a) from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies under Section 4(c) of the BHC Act and (b) from purchasing the securities of any affiliate other than a subsidiary. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings association and also limits the aggregate amount of transactions with all affiliates to 20% of the savings association's capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered, or would apply, to nonaffiliated companies.

Section 402 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley).  The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the FRA.

The Bank's authority to extend credit to its directors, executive officers, and shareholders owning 10% or more of the Holding Company's outstanding common stock, as well as to entities controlled by such persons, is additionally governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board (''FRB'') thereunder. Among other matters, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the association's capital. In addition, extensions of credit in excess of certain limits must be approved by the association's board of directors.

Enforcement.   Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the OTS possesses primary enforcement responsibility over federally-chartered savings associations and has the authority to bring enforcement action against all ''institution-affiliated parties,'' including any controlling stockholder or any shareholder, attorney, appraiser or accountant who knowingly or recklessly participates in any violation of applicable law or regulation, breach of fiduciary duty or certain other wrongful actions that cause, or are likely to cause, more than minimal loss or other significant adverse effect on an insured savings association. Civil penalties cover a wide series of violations and actions and range from $5,000 for each day during which violations of law, regulations, orders, and certain written agreements and conditions continue, up to $1 million per day for such violations if the person obtained a substantial pecuniary gain as a result of such violation or knowingly or recklessly caused a substantial loss to the institution. Criminal penalties for certain financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. In addition, regulators possess substantial discretion to take enforcement action against an institution that fails to comply with regulatory structure, particularly with respect to capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship, or the termination of deposit insurance. Under FDICIA, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director, the FDIC possesses authority to take such action under certain circumstances.

Standards for Safety and Soundness.   Pursuant to FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the OTS, together with the other federal bank regulatory agencies, have adopted a set of guidelines prescribing safety and soundness standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other features, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.  In addition, the OTS adopted regulations pursuant to FDICIA that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the ''prompt corrective action'' provisions of FDICIA (See "Regulation - Regulation of Savings Associations – Prompt Corrective Regulatory Action").  If an institution fails to comply with such an order, the OTS may seek enforcement in judicial proceedings and the imposition of civil money penalties.

Real Estate Lending Standards.   The OTS and the other federal banking agencies adopted regulations to prescribe standards for extensions of credit that are (a) secured by real estate or (b) made for the purpose of financing the construction of improvements on real estate.  The regulations require each savings association to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its real estate lending activities. The standards must additionally conform to accompanying OTS guidelines, which include loan-to-value ratios for the different types of real estate loans. Associations are also permitted to make a limited amount of loans that do not conform to the loan-to-value limitations provided such exceptions are reviewed and justified appropriately. The guidelines additionally list a number of lending situations in which exceptions to the loan-to-value standards are permitted.

Prompt Corrective Regulatory Action.   Under the OTS prompt corrective action regulations, the OTS is required to take certain, and authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of five categories based on the association's capital. Generally, a savings association is considered ''well capitalized'' if it maintains all of the following capital ratios:  1) Total capital to risk-based assets of at least 10.0%; 2) Core capital to risk-based assets of at least 6.0%; and 3) Core capital to adjusted total assets of at least 5.0%.  In addition, in order to be considered "well capitalized," the savings association cannot be subject to any order or directive of the OTS to satisfy or maintain specific capital levels.  A savings association is considered ''adequately capitalized'' if it maintains all of the following capital ratios:  1) Total capital to risk-based assets of at least 8.0%; 2) Core capital to risk-based assets of at least 4.0%; and 3) Core capital to adjusted total assets of at least 4.0% (or at least 3.0% if the association receives the highest possible overall rating on its most recent safety and soundness examination by the OTS).  A savings association is considered "undercapitalized" if it maintains any of the following capital ratios:  1) Total capital to total risk-based assets of less than 8.0%; 2) Core capital to risk-based assets of less than 4.0%; or 3) Core capital to adjusted total assets of less than 4.0% (or of less than 3.0% if the association receives the highest possible overall rating on its most recent safety and soundness examination by the OTS).   A savings association is considered "significantly undercapitalized" if it maintains any of the following capital ratios:  1) Total capital to risk-based assets of less than 6.0%; 2) Core capital to risk-based assets of less than 3.0%; or 3) Core capital to adjusted total assets of less than 3.0%.  A savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be ''critically undercapitalized.'' The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements  (See ''Regulation - Regulation of Savings Associations - Capital Requirements'').  As of June 30, 2002, the Bank satisfied all criteria necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action.

The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as an association's capital deteriorates within the three undercapitalized categories. All associations are prohibited from paying dividends, other capital distributions or management fees to any controlling person if, following such distribution, the association would be undercapitalized. An undercapitalized association is required to file a capital restoration plan within 45 days of the date the association receives notice that it is within any of the three undercapitalized categories. The OTS is required to monitor closely the condition of an undercapitalized association and to restrict the asset growth, acquisitions, branching, and new lines of business of such an association. Significantly undercapitalized associations are subject to restrictions on compensation of senior executive officers.  Such an association may not, without OTS consent, pay any bonus or provide compensation to any senior executive officer at a rate exceeding the officer's average rate of compensation (excluding bonuses, stock options and profit-sharing) during the 12 months preceding the month the association became undercapitalized. A significantly undercapitalized association may also be subject, among other actions, to forced changes in the composition of its board of directors or senior management, additional restrictions on transactions with affiliates, restrictions on acceptance of deposits from correspondent associations, further restrictions on asset growth, restrictions on rates paid on deposits, forced termination or reduction of activities deemed risky, and any further operational restrictions deemed necessary by the OTS.

If one or more grounds exist for appointing a conservator or receiver for an association, the OTS may require the association to issue additional debt or stock, sell assets, be acquired by a depository association holding company or combine with another depository association. The OTS and FDIC possess a broad range of justifications pursuant to which they may appoint a receiver or conservator for an insured depository association. Under FDICIA, the OTS is required to appoint a receiver (or with the concurrence of the FDIC, a conservator) for a critically undercapitalized association within 90 days after the association becomes critically undercapitalized or, with the concurrence of the FDIC, to take such other action that would better achieve the purposes of the prompt corrective action provisions. Such alternative action can be renewed for successive 90-day periods. However, if the association continues to be critically undercapitalized on average during the quarter that begins 270 days after it initially became critically undercapitalized, a receiver must be appointed, unless the OTS makes certain findings with which the FDIC concurs and the Director of the OTS and the Chairman of the FDIC certify that the association is viable. In addition, an association that is critically undercapitalized is subject to more severe restrictions on its activities, and is prohibited, without prior approval of the FDIC from, among other actions, entering into certain material transactions or paying interest on new or renewed liabilities at a rate that would significantly increase the association's weighted average cost of funds.

When appropriate, the OTS can require corrective action by a savings association holding company under the ''prompt corrective action'' provisions of FDICIA.

Insurance of Deposit Accounts.  Savings associations are subject to a risk-based assessment system for determining the amount of deposit insurance premium they will be required to pay.  Under the risk-based assessment system, which began in 1993, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of its most recent quarterly financial report filed with the applicable bank regulatory agency prior to the commencement of the assessment period.  The three capital categories consist of (a) well capitalized, (b) adequately capitalized, or (c) undercapitalized.  The FDIC also assigns an institution to one of the three supervisory subcategories within each capital group.  The supervisory subgroup to which an institution is assigned is based upon an evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds.  An institution's assessment rate depends on the capital category and supervisory sub-category to which it is assigned.  Under the regulations, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.  Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern).  The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25% of assessable deposits.  Both the BIF and SAIF currently satisfy the reserve ratio requirement.  If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected.  The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future.  The FDIC has recently alerted institutions to the possibility of higher deposit insurance premiums in early 2003. The FDIC stated that, if necessary, the increased premiums would likely affect only institutions with BIF-insured deposits and would not exceed 5 basis points.  While increases in deposit insurance premiums could have an adverse effect on the Company's earnings, the recent advisory statement from the FDIC, if enacted, is not expected to have a material adverse effect on the Company's earnings.

The Deposit Insurance Funds Act of 1996 amended the FDIA to recapitalize the SAIF and expand the assessment base for the payments of Financing Corporation ("FICO") bonds.  FICO bonds were sold by the federal government in order to finance the recapitalization of SAIF and BIF insurance funds.  The recapitalization of the SAIF and BIF insurance funds was necessitated following payments made from these insurance funds to compensate depositors of federally-insured depository institutions that experienced bankruptcy and dissolution during the 1980's and 1990's.  The quarterly adjusted rate of assessment for FICO bonds is 0.0172% for both BIF-and SAIF-insured institutions.

Privacy and Security Protection.  The OTS has adopted regulations implementing the privacy protection provisions of Gramm-Leach.  The regulations, which require financial institutions to adopt procedures to protect customers and customers' "non-public personal information," became effective November 13, 2000.  The regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.  In addition, the Bank is required to provide its customers the ability to "opt-out" of the sharing of their personal information with unaffiliated third parties.  The Bank's existing privacy protection policy complies with the regulations.  Implementation of the regulations did not have a material impact on the business, financial condition or results of operations of the Company.

Effective July 1, 2001, the OTS and other federal banking agencies adopted guidelines establishing standards for safeguarding customer information to implement certain provisions of Gramm-Leach.  The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, including administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities.  The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial customer harm or inconvenience.  The Bank has implemented these guidelines.  Such implementation did not have a material impact on the business, financial condition or results of operations of the Company.

Gramm-Leach additionally permits each state to enact legislation that is more protective of consumers' personal information.  Currently there are a number of privacy bills pending in the New York legislature.  No action has been taken on any of these bills, and management of the Company cannot predict the impact, if any, these bills will have, if enacted.

Internet Banking.  Technological developments are dramatically altering the methods by which most companies, including financial institutions, conduct their business.  The growth of the Internet is prompting banks to reconsider business strategies and adopt alternative distribution and marketing systems.  The federal bank regulatory agencies have conducted seminars and published materials targeted at various aspects of Internet Banking and have indicated their intention to re-evaluate their regulations to ensure they encourage bank efficiency and competitiveness consistent with safe and sound banking practices.  The Company cannot assure that federal bank regulatory agencies will not adopt new regulations that will not materially affect or restrict the Bank's Internet operations.

Insurance Activities.  As a federal savings bank, the Bank is generally permitted to engage in certain insurance activities through subsidiaries.  Effective October 1, 2001, OTS regulations promulgated pursuant to Gramm-Leach prohibited depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity not affiliated with the depository institution.  The regulations additionally require prior disclosure of this prohibition to potential insurance product or annuity customers. Implementation of these regulations did not have a material impact upon the financial condition or results of operations of the Company.

Federal Home Loan Bank System.   The Bank is a member of the FHLBNY, which is one of the regional Federal Home Loan Banks ("FHLB") composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLBNY, is required to acquire and hold shares of capital stock in the FHLBNY in an amount at least equal to the greater of: (i) 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, (ii) 0.3% of assets, or (iii) one-twentieth of its Advances from the FHLBNY.  At June 30, 2002, the Bank was in compliance with this requirement with an investment in FHLBNY stock of $34.4 million.  The FHLBNY paid dividends on its capital stock to the Bank of $2.1 million during the fiscal year ended June 30, 2002, $3.0 million during the fiscal year ended June 30, 2001, and $2.6 million during the fiscal year ended June 30, 2000.  If such dividends were reduced, or interest on future FHLBNY Advances increased, it is probable that the Bank's net interest income would also be reduced.

Any Advances from the FHLBNY must be secured by specified types of collateral, and long-term Advances may be obtained only for the purpose of providing funds for residential housing finance.

Federal Reserve System.   The Bank is subject to provisions of the FRA and FRB regulations pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts).  FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $41.3 million.  Aggregate transaction accounts in excess of $41.3 million are currently subject to a reserve ratio of 10%, which the FRB may adjust between 8% and 14%. The FRB regulations currently exempt the first $5.7 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year.  The Bank is in compliance with the foregoing reserve requirements.

Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a FRB, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to satisfy the FRB reserve requirements may be used to satisfy liquidity requirements imposed by the OTS.

FHLB members are additionally authorized to borrow from the Federal Reserve ''discount window,'' however FRB regulations require such institutions to exhaust all FHLB sources prior to borrowing from a FRB.

Anti-Terrorism Regulation.   The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA Patriot Act") was signed into law on October 26, 2001, providing the federal government with new powers to address terrorist threats.  By way of amendments to the Bank Secrecy Act, Title III of the USA Patriot Act enacts measures intended to encourage information sharing among bank regulatory and law enforcement agencies.  In addition, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks and thrifts.  Title III imposes the following requirements, among others,  with respect to financial institutions:

1)

Pursuant to Section 352, financial institutions must establish anti-money laundering programs that include, at a minimum, internal policies, procedures and controls as well as an independent audit function to test the programs.

2)

Section 326 authorizes the Department of Treasury, in conjunction with the other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification upon the opening of new accounts.

3)

Bank regulators are directed to consider the effectiveness of a holding company in combating money laundering when ruling upon Federal Reserve Act and Bank Merger Act applications.

The federal banking agencies have begun to propose and implement regulations requiring financial institutions to adopt the policies and procedures contemplated by the USA Patriot Act.  Implementation of the USA Patriot Act did not have a material impact upon the financial condition or results of operations of the Company.

Regulation of Holding Company

The Holding Company is a non-diversified unitary savings and loan holding company within the meaning of HOLA. As such, it is required to register with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Holding Company's non-savings association subsidiaries.  Among other effects, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness, or stability of a subsidiary savings association.

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

As a unitary savings and loan holding company, the Holding Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to satisfy the QTL test  (See ''Regulation - Regulation of Federal Savings Associations - QTL Test'' for a discussion of the QTL requirements).  Upon any non-supervisory acquisition by the Holding Company of another savings association or a savings bank that satisfies the QTL test and is deemed to be a savings association by the OTS and that will be held as a separate subsidiary, the Holding Company will become a multiple savings association holding company and will be subject to limitations on the types of business activities in which it can engage. HOLA limits the activities of a multiple savings association holding company and its non-insured association subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the BHC Act, subject to prior approval of the OTS, and to other activities authorized by OTS regulation.

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

Gramm-Leach also restricts the powers of new unitary savings and loan association holding companies.  A unitary savings and loan holding company that is "grand-fathered," i.e., became a unitary savings and loan holding company pursuant to an application filed with the OTS prior to May 4, 1999, such as the Holding Company, retains its authority under the prior law.  All other savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under Gramm-Leach.  Gramm-Leach also prohibits non-financial companies from acquiring grandfathered savings and loan association holding companies.

Transactions between the Bank and the remainder of the Company, and any of their affiliates, are subject to various conditions and limitations  (See ''Regulation - Regulation of Federal Savings Associations - Transactions with Related Parties'').  The Bank must file an application with the OTS prior to the declaration or payment of any dividends or other capital distributions to the Holding Company  (See ''Regulation - Regulation of Federal Savings Associations - Limitation on Capital Distributions'').

Federal Securities Laws

The Holding Company's common stock is registered with the SEC under Section 12(g) of the Exchange Act, as amended.  It is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Item 2.  Properties

The headquarters of both the Holding Company and the Bank is located at 209 Havemeyer Street, Brooklyn, New York  11211.  The headquarters building is fully owned by the Bank.  The Bank conducts its business through twenty full-service retail banking offices located throughout Brooklyn, Queens, the Bronx and Nassau County, New York.

Item 3.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than legal actions arising in the ordinary course of business which, in the aggregate, involve amounts which are believed to be immaterial to its financial condition and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5: Market for the Holding Company's Common Stock and Related Stockholder Matters

Market for the Holding Company's Common Stock and Related Stockholder Matters

The Holding Company's common stock is traded on the Nasdaq National Market and quoted under the symbol "DCOM."  Prior to June 15, 1998, the Holding Company's common stock was quoted under the symbol "DIME."

The following table shows the high and low sales price for the Holding Company's common stock and dividends declared during the period indicated.  The Holding Company's common stock began trading on June 26, 1996, the date of the initial public offering.  All amounts have been adjusted to reflect the Company's 50% stock dividends paid on August 21, 2001 and April 24, 2002.

	Fiscal Year End June 30, 2002				Fiscal Year End June 30, 2001
Quarter Ended	Dividends Declared	High Sales Price	Low Sales Price	Dividends Declared	High Sales Price	Low Sales Price
September 30th	$0.08	$20.43	$14.33	$0.084	$11.22	$6.97
December 31st	0.10	19.37	15.28	0.084	11.33	8.95
March 31st	0.10	21.47	18.13	0.084	12.58	10.06
June 30th	0.10	26.80	19.60	0.084	15.08	11.18

On June 28, 2002, the last trading date in the fiscal year, the Holding Company's common stock closed at $22.69. At September 27, 2002, the Holding Company had approximately 2,500 shareholders of record, not including persons or entities holding stock in nominee or street name through various brokers and banks. There were 25,809,486 shares of common stock outstanding at June 30, 2002.

On August 21, 2001, the Holding Company paid a 50% common stock dividend to all shareholders of record as of July 31, 2001.  This dividend had the effect of a three-for-two stock split.  On April 24, 2002, the Holding Company paid a 50% common stock dividend to all shareholders of record as of April 1, 2002.  This dividend also had the effect of a three-for-two stock split.

During the year ended June 30, 2002, the Holding Company paid cash dividends totaling $9.9 million, which represented $0.38 per outstanding common share as adjusted for the stock splits effective August 21, 2001 and April 24, 2002.  During the year ended June 30, 2001, the Holding Company paid cash dividends totaling $8.7 million, which represented $0.34 per outstanding common share.  On July 18, 2002, the Board of Directors declared a cash dividend of $0.12 per common share to all shareholders of record as of July 31, 2002.  This dividend was paid on August 7, 2002.

The Holding Company is subject to the requirements of Delaware law, which generally limit dividends to an amount equal to the excess of net assets (the amount by which total assets exceed total liabilities) over statutory capital, or if no such excess exists, to net profits for the current and/or immediately preceding fiscal year.

As the principal asset of the Holding Company, the Bank could be called upon to provide funds for the Holding Company's payment of dividends  (See "Regulation – Regulation of Federal Savings Associations – Limitation on Capital Distributions").  (See "Note 2 to the Company's Audited Financial Statements" for a discussion of limitations on distributions from the Bank to the Holding Company).

In April 2000, the Holding Company issued $25.0 million in subordinated notes payable, with a stated annual coupon rate of 9.25%. It is required, pursuant to the provisions of the notes, to first satisfy the interest obligation on these notes, which approximates $2.4 million annually, prior to the authorization and payment of common stock cash dividends.  Management of the Holding Company does not believe that this requirement will materially affect its ability to pay dividends to its common shareholders.

Research Reports

As of the date of this report, the following investment firms have issued research reports on the Holding Company:

Advest, Inc.; CL King & Associates; Friedman, Billings, Ramsey & Co., Inc.;

Keefe Bruyette & Woods, Inc.;  Lehman Brothers, Inc.

McConnell Budd & Romano, Inc.;  Merrill Lynch & Co.;

Ryan, Beck & Co.;  Sandler O'Neill & Partners, L.P.

Copies of these research reports are available upon request to:  Dime Community Bancshares, Inc.

Attention: Investor Relations, 209 Havemeyer Street, Brooklyn, NY 11211.

- # -

Item 6. - Selected Financial Data

Financial Highlights

(Dollars in thousands, except per share data)

The consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto.  Certain amounts as of and for the years ended June 30, 2001, 2000, 1999 and 1998 have been reclassified to conform to the June 30, 2002 presentation.  The Holding Company completed the FIBC Acquisition on January 21, 1999.

At or for the fiscal years ended June 30,	2002	2001	2000	1999	1998
Selected Financial Condition Data:
Total assets	$2,810,132	$2,721,744	$2,502,139	$2,247,615	$1,623,926
Loans, net (1)	2,104,884	1,944,902	1,706,515	1,368,260	938,046
Mortgage-backed securities	291,488	438,447	442,690	525,667	410,589
Investment securities (2)	173,818	139,523	181,033	206,611	174,551
Federal funds sold and other short-term investments	76,474	36,619	9,449	11,011	9,329
Goodwill	55,638	55,638	60,254	64,871	24,028
Deposits	1,780,034	1,428,432	1,219,148	1,238,933	1,034,085
Borrowings	697,717	995,288	1,014,027	731,660	360,106
Stockholders' equity	249,741	227,116	207,169	211,695	186,349
Tangible Stockholders' equity	189,827	164,513	149,464	145,562	159,558
Selected Operating Data:
Interest income	$184,581	$181,648	$165,623	$135,390	$107,127
Interest expense on deposits and borrowings	102,244	114,043	98,820	77,219	56,935
Net interest income	82,337	67,605	66,803	58,171	50,192
Provision for losses	240	740	240	240	1,635
Net interest income after provision for loan losses	82,097	66,865	66,563	57,931	48,557
Non-interest income	14,837	9,292	5,043	6,438	6,344
Non-interest expense	35,431	35,096	34,015	30,493	29,937
Income before income tax	61,503	41,061	37,591	33,876	24,964
Income tax expense	22,826	15,821	15,217	14,015	11,866
Net income	$38,677	$25,240	$22,374	$19,861	$13,098

(1)

Loans, net represents gross loans (including loans held for sale) less net deferred loan fees and allowance for loan losses.

(2)

Amount includes investment in FHLBNY capital stock.

- # -

At or for the fiscal years ended June 30,	2002	2001	2000	1999	1998
SELECTED FINANCIAL RATIOS AND OTHER DATA (3):
Financial and Performance Ratios:
Return on average assets	1.40%	0.97%	0.93%	1.02%	0.90%
Return on average stockholders' equity	16.07	11.67	10.65	10.34	7.06
Stockholders' equity to total assets at end of period	8.89	8.34	8.28	9.42	11.48
Tangible equity to tangible assets at end of period	6.90	6.19	6.11	6.67	9.99
Loans to deposits at end of period	119.11	137.24	141.18	111.66	91.88
Loans to interest-earning assets at end of period	79.65	76.13	73.10	65.05	61.51
Average interest rate spread (4)	2.70	2.32	2.48	2.61	2.97
Net interest margin (5)	3.12	2.76	2.91	3.11	3.58
Average interest-earning assets to average Interest-bearing liabilities	110.99	109.33	110.04	112.33	115.13
Non-interest expense to average assets	1.28	1.35	1.41	1.57	2.05
Core non-interest expense to average assets (6)	1.25	1.14	1.24	1.37	1.73
Efficiency ratio (7)	37.29	46.25	46.33	47.84	56.09
Core efficiency ratio (6) (7)	36.42	39.08	40.77	41.96	47.39
Effective tax rate	37.11	38.53	40.48	41.37	47.53
Dividend payout ratio	24.61	33.63	34.74	30.36	21.10
Per Share Data:
Diluted earnings per share	$1.54	$1.00	$0.84	$0.75	$0.48
Cash dividends per share	0.38	0.34	0.29	0.23	0.10
Book value per share	9.68	8.91	7.89	7.36	6.80
Tangible book value per share	7.35	6.45	5.69	5.06	5.82
Asset Quality Ratios and Other Data:
Net charge-offs	$329	$66	$536	$201	$286
Total non-performing loans	2,123	3,058	4,421	3,001	884
Other real estate owned, net	114	370	381	866	825
Non-performing loans to total loans	0.10%	0.16%	0.26%	0.22%	0.09%
Non-performing loans and real estate owned to total assets	0.08	0.13	0.19	0.17	0.11
Allowance for Loan Losses to:
Non-performing loans	723.98%	505.53%	334.43%	502.53%	1,365.95%
Total loans (8)	0.72	0.79	0.86	1.09	1.27
Regulatory Capital Ratios: (Bank only)
Tangible capital	6.91%	6.10%	5.76%	5.83%	8.32%
Core capital	6.91	6.10	5.76	5.83	8.32
Risk-based capital	12.94	12.57	11.62	11.45	16.58
Earnings to Fixed Charges Ratios (9):
Including interest on deposits	1.60x	1.36x	1.38x	1.44x	1.44x
Excluding interest on deposits	2.16	1.64	1.70	2.03	2.79
Full Service Branches	20	18	18	19	14
Non GAAP Disclosures:
Cash earnings (10)	$42,492	$33,670	$31,911	$28,124	$20,944
Diluted cash earnings per share (10)	1.70	1.34	1.20	1.05	0.78
Cash return on average assets (10)	1.53%	1.30%	1.33%	1.45%	1.44%
Cash return on average tangible stockholders' equity (10)	23.93	21.87	21.42	19.11	13.17
Cash non-interest expense to average assets	1.14	1.03	1.07	1.14	1.41
Cash efficiency ratio	33.28	35.14	35.19	34.88	38.46

(1)

With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods. Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios.

(2)

Average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(3)

The net interest margin represents net interest income as a percentage of average interest-earning assets.

(4)

In calculating these ratios, amortization expense related to goodwill and the core deposit intangible is excluded from non-interest expense.

(5)

The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income and non-interest income, excluding any gains or losses on sales of assets.

(6)

Total loans represents loans, net, plus the allowance for loan losses.

(7)

For purposes of computing the ratios of earnings to fixed charges, earnings represent income before taxes, extraordinary items and the cumulative effect of accounting changes plus fixed charges.  Fixed charges represent total interest expense, including and excluding interest on deposits.

(8)

  The reconciliation of GAAP earnings and Cash Earnings is as follows:

Fiscal Year Ended June 30,	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Net Income	$38,677	$25,240	$22,374	$19,861	$13,098
Additions to Net Income:
Goodwill and Core Deposit Intangible Amortization	825	5,441	5,441	3,746	2,468
Non-cash stock benefit plan expense	2,990	2,989	4,096	4,517	5,378
Cash Earnings	$42,492	$33,670	$31,911	$28,124	$20,944

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Holding Company's primary business is the operation of the Bank.  The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings.  The Bank additionally generates non-interest income such as service charges and other fees and income associated with the Bank's purchase of Bank Owned Life Insurance ("BOLI").  Non-interest expenses primarily consist of employee compensation and benefits, federal deposit insurance premiums, data processing fees, marketing expenses and other operating expenses.  The Company's consolidated results of operations are also significantly affected by general economic and competitive conditions (particularly fluctuations in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

Management Strategy

The Bank's primary strategy is to increase its household and deposit market shares in the communities that it serves, either through direct marketing, acquisitions or purchases of deposits.  The Bank also seeks to increase its product and service utilization for each individual depositor.  In addition, the Bank's primary strategy includes the origination of, and investment in, mortgage loans, with an emphasis on multi-family residential loans. Multi-family residential lending is a significant business of the Bank, reflecting the fact that much of the housing in its primary lending area is multi-family housing.  The Bank also strives to provide a stable source of liquidity and earnings through the purchase of investment grade securities; seeks to maintain the asset quality of its loans and other investments; and uses appropriate portfolio and asset/liability management techniques in an effort to manage the effects of interest rate volatility on its profitability and capital.

Loan Originations with an Emphasis on Multi-family Residential and Commercial Real Estate Lending

Management of the Bank believes that multi-family residential loans provide advantages as investment assets. Initially, they offer a higher yield than single-family loans or investment securities of comparable maturities or terms to repricing.  Origination and processing costs for the Bank's multi-family residential and commercial real estate loans are lower per thousand dollars of originations than comparable one- to four-family loan costs.  In addition, the Bank's market area generally has provided a stable flow of new and refinanced multi-family residential loan originations.  In order to address the higher credit risk associated with multi-family residential lending, the Bank has developed underwriting standards that it believes are reliable in order to maintain consistent credit quality for its new loans.

Liquidity and Capital Resources

The Bank's primary sources of funds are deposits; proceeds from principal and interest payments on loans, mortgage-backed securities and investments; borrowings; and, to a lesser extent, proceeds from the sale of fixed-rate, one- to four-family mortgage loans to the secondary mortgage market. While maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on mortgage loans and mortgage-backed securities are influenced by interest rates, economic conditions and competition.

Funding for loan originations and security purchases during the fiscal year ended June 30, 2002 was obtained primarily from principal repayments on loans and mortgage-backed securities, deposit growth, and maturities and calls of investment securities.  During the fiscal year ended June 30, 2002, principal repayments on real estate loans totaled $388.7 million and principal repayments on mortgage-backed securities totaled $184.8 million, compared to principal repayments on real estate loans of $167.1 million and principal repayments on mortgage-backed securities of $99.9 million during the year ended June 30, 2001.  The increase in principal repayments on loans and mortgage-backed securities resulted from added customer refinance activities associated with declines in interest rates during the period January 2001 through June 2002.  Maturities and calls of investment securities totaled $35.2 million during the year ended June 30, 2002, and $57.7 million during the year ended June 30, 2001.  During the period January 1, 2001 through June 30, 2001, the Company and Bank experienced an increased level of call activity on their investment securities due to the reduction in market interest rates.

Deposit flows are affected by, among other factors, the general level of interest rates and the products and interest rates offered by competitors.  Deposits increased $351.6 million during the year ended June 30, 2002, compared to an increase of $209.3 million during the year ended June 30, 2001.  The increase in deposits during both years reflected increased marketing efforts that helped generate additional deposit balances in CDs and core deposit accounts.  The increase was also partially attributable to a consumer trend to move monies out of the equity markets and into deposit accounts during the year ended June 30, 2002.  The greatest growth during this period was realized in money market accounts, which increased $260.2 million during the year ended June 30, 2002, and $150.1 million during the year ended June 30, 2001.  The additional level of deposit growth during the year ended June 30, 2002 reflected an extension of the successful promotional deposit activities commenced during the fiscal year ended June 30, 2001, particularly money market deposit promotions.  In addition, the fiscal year ended June 30, 2002 saw the establishment of two de novo branch offices, which gathered approximately $49.2 million in deposits as of June 30, 2002.  CDs scheduled to mature in one year or less from June 30, 2002 totaled $497.6 million.  Based upon the Bank's current pricing strategy and deposit retention experience, management believes that the Bank will retain a significant portion of such deposits.

During the year ended June 30, 2002, REPOS declined $330.1 million on a net basis and FHLBNY Advances increased $32.5 million on a net basis.  During the year ended June 30, 2002, management elected not to renew a portion of maturing short-term borrowings of both the Holding Company and the Bank as a result of increased liquidity generated during the period from increased loan and mortgage-backed security amortization and deposit inflows.  In addition, during the year ended June 30, 2002, management elected to prepay $254.0 million of short-and medium-term REPOS and FHLBNY Advances and replace a portion of these borrowings with longer term FHLBNY Advances possessing a lower average interest cost.  As of June 30, 2002, there were $283.5 million in borrowings due to mature or reprice within one year, the majority of which are obligations of the Bank.

Stockholders' equity increased $22.6 million during the year ended June 30, 2002, due to the addition of net income of $38.7 million, the increase to equity of $9.5 million related to activities of stock benefit plans, and the increase to equity of $3.1 million related to the amortization of the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Affiliates ("ESOP") and the Recognition and Retention Plan of Outside Directors, Officers and Employees of Dime Community Bancshares, Inc. ("RRP") stock benefit plans.  Both the ESOP and RRP have investments in the Holding Company's common stock that are recorded as reductions in stockholders' equity ("Contra Equity Balances").  As compensation expense is recognized on the ESOP and RRP, the Contra Equity Balances are reduced, resulting in an increase to total equity.

All of the aforementioned increases to equity during the fiscal year ended June 30, 2002 were partially offset by treasury stock purchases of $14.7 million, cash dividends of $9.9 million paid to shareholders, and purchases of stock by both the Benefit Maintenance Plan of Dime Community Bancshares, Inc. ("BMP") of $1.2 million and the RRP of $964,000 during the same period.

The Bank's primary uses of liquidity and capital resources are the origination of real estate loans and the purchase of mortgage-backed and other securities.  During the year ended June 30, 2002, real estate loan originations totaled $552.5 million, compared to $398.3 million for the year ended June 30, 2001.  Increases in interest rates during the period April 2000 through December 2000 contributed to a decline in loan origination activity during the year ended June 30, 2001.  Declines in interest rates during the period January 2001 through June 2002 contributed to an increase in origination activity during the year ended June 30, 2002.  Purchases of investment and mortgage-backed securities, which were $81.5 million during the year ended June 30, 2001, totaled $129.3 million for the year ended June 30, 2002.  The increase in purchase activity during the year ended June 30, 2002 reflects a greater volume of short-term securities acquisitions viewed as temporary investments that would ultimately be invested in real estate loans.

At June 30, 2002, the Bank had $57.2 million of commitments outstanding to originate mortgage loans, compared to $64.2 million outstanding at June 30, 2001.

During the year ended June 30, 2002, the Holding Company purchased 750,524 shares (as adjusted for the 50% stock dividend paid on August 21, 2001 and the 50% stock dividend paid on April 24, 2002) of its common stock into treasury.  All shares were recorded at the acquisition cost, which totaled $14.7 million during the year ended June 30, 2002.  As of June 30, 2002, up to 1.4 million shares remain available for purchase under authorized share purchase programs.  Based upon the closing price of its common stock of $22.69 per share as of June 30, 2002, the Holding Company would utilize $31.2 million in funds in order to purchase all of these remaining authorized shares.  For the Holding Company to complete these share purchases, it will likely require dividend distributions from the Bank.

The levels of the Bank's short-term liquid assets are dependent on its operating, financing and investing activities during any given period.  The Bank monitors its liquidity position on a daily basis.  During the year ended June 30, 2002, the Bank experienced increased liquidity resulting from deposit growth, as well as higher levels of real estate loan and mortgage-backed securities prepayments.  As of June 30, 2002, a portion of these funds had not been used to fund loan originations or other investment activities.

Temporary excess liquidity is invested in overnight federal funds sales and various money market investments.  In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through use of its borrowing line at the FHLBNY.  At June 30, 2002, the Bank had the immediate capacity to borrow an additional $29.8 million from the FHLBNY, and an additional potential borrowing capacity of $231.8 million available should it acquire the requisite level of FHLBNY common stock under its current borrowing agreement with the FHLBNY.

The Bank is subject to minimum regulatory capital requirements imposed by the OTS, which requirements are, as a general matter, based on the amount and composition of an institution's assets. At June 30, 2002, the Bank was in compliance with all applicable regulatory capital requirements.  In addition, at June 30, 2002, the Bank was considered "well-capitalized" for all regulatory purposes (See "Item 1 – Business – Regulation – Regulation of Federal Savings Associations – Capital Requirements").

- # -

Analysis of Net Interest Income

The Bank's profitability, like that of most financial institutions, is dependent to a large extent upon net interest income, which is the difference between interest income on interest-earnings assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits or borrowings.  Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned or paid on them.  The following table sets forth certain information relating to the Company's consolidated statements of operations for the years ended June 30, 2002, 2001 and 2000, and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods indicated. Average balances are derived from daily balances. The yields and costs include fees that are considered adjustments to yields.

                                                                                                                         For the Year Ended June 30,

		2002			2001			2000
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
(Dollars in Thousands)
Assets:
Interest-earning assets
Real estate loans (1)	$2,039,603	$153,970	7.55%	$1,815,672	$140,077	7.71%	$1,559,773	$118,719	7.61%
Other loans	3,320	311	9.37	3,664	338	9.22	3,883	333	8.58
Investment securities (2)	110,808	5,227	4.72	123,952	7,770	6.27	155,262	9,715	6.26
Mortgage-backed securities	364,131	21,049	5.78	435,136	28,881	6.64	473,364	30,750	6.50
Other	117,029	4,024	3.44	72,510	4,582	6.32	101,521	6,106	6.01
Total interest- earning assets	2,634,891	$184,581	7.01%	2,450,934	$181,648	7.41%	2,293,803	$165,623	7.22%
Non-interest-earning assets	135,245			144,825			112,700
Total assets	$2,770,136			$2,595,759			$2,406,503

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW and Super NOW accounts	$27,528	$325	1.18%	$25,871	$306	1.18%	$27,013	$316	1.17%
Money market accounts	428,360	12,462	2.91	192,692	8,338	4.33	97,175	4,093	4.21
Savings accounts	356,256	5,653	1.59	360,691	7,321	2.03	390,498	7,965	2.04
Certificates of deposit	711,986	30,568	4.29	646,377	34,375	5.32	642,017	32,662	5.09
Borrowed funds	849,837	53,236	6.26	1,016,071	63,703	6.27	927,808	53,784	5.80
Total interest- bearing liabilities	2,373,967	$102,244	4.31%	2,241,702	$114,043	5.09%	2,084,511	$98,820	4.74%
Checking accounts	72,667			60,888			54,801
Other non-interest- bearing liabilities	82,811			76,922			57,086
Total liabilities	2,529,445			2,379,512			2,196,398
Stockholders' equity	240,691			216,247			210,105
Total liabilities and stockholders' equity	$2,770,136			$2,595,759			$2,406,503
Net interest income/ interest rate margin (3)		$82,337	3.12%		$67,605	2.76%		$66,803	2.91%
Net interest spread (4)			2.70			2.32			2.48
Net interest-earning assets	$260,924			$209,232			$209,292
Ratio of interest- earning assets to interest-bearing liabilities			110.99%			109.33%			110.04%

 Footnotes on next page

(1)

In computing the average balance of loans, non-performing loans have been included.  Interest income includes loan servicing fees as defined under SFAS 91.

(2)

Includes interest-bearing deposits in other banks.

(3)

Net interest margin represents net interest income as a percentage of average interest-earning assets.

(4)

Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

Rate/Volume Analysis

Net interest income can also be analyzed in terms of the impact of fluctuating interest rates on interest-earning assets and interest-bearing liabilities and changes in the volume of these assets and liabilities. The following table represents the extent to which variations in interest rates and the volume of interest-earning assets and interest-bearing liabilities have affected interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) variances attributable to fluctuations in volume (change in volume multiplied by prior rate), (ii) variances attributable to rate (changes in rate multiplied by prior volume), and (iii) the net change. Variances attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to the volume and the changes due to rate.

                                                       Year Ended                                         Year Ended                                     Year Ended

                                                     June 30, 2002                                      June 30, 2001                                  June 30, 2000

                                                     Compared to                                         Compared to                                    Compared to

                                                      Year Ended                                           Year Ended                                     Year Ended

                                                     June 30, 2001                                       June 30, 2000                                 June 30, 1999

                                                   Increase/(Decrease)                               Increase/(Decrease)                      Increase/(Decrease)

                                                           Due to                                                   Due to                                              Due to

	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Real estate loans	$17,037	$(3,144)	$13,893	$19,649	$1,703	$21,352	$30,829	$(3,962)	$26,867
Other loans	(32)	5	(27)	(38)	49	11	87	(29)	58
Investment securities	(723)	(1,820)	(2,543)	(2,508)	639	(1,869)	(1,288)	349	(939)
Mortgage-backed securities	(4,402)	(3,430)	(7,832)	(1,960)	15	(1,945)	(309)	1,376	1,067
Other	2,172	(2,730)	(558)	(1,792)	268	(1,524)	2,807	373	3,180
Total	14,052	(11,119)	2,933	13,351	2,674	16,025	32,126	(1,893)	30,233
NOW and Super NOW	$20	$(1)	$19	$(13)	$3	$(10)	$64	$2	$66
Money market accounts	8,529	(4,405)	4,124	4,075	170	4,245	1,794	1,007	2,801
Savings accounts	(86)	(1,582)	(1,668)	(606)	(38)	(644)	381	(230)	151
Certificates of Deposit	3,170	(6,977)	(3,807)	229	1,484	1,713	(377)	(2,022)	(2,399)
Borrowed funds	(10,393)	(74)	(10,467)	5,337	4,582	9,919	19,644	1,338	20,982
Total	1,240	(13,039)	(11,799)	9,022	6,201	15,223	21,506	95	21,601
Net change in net interest income	$12,812	$1,920	$14,732	$4,329	$(3,527)	$802	$10,620	$(1,988)	$8,632

Comparison of Financial Condition at June 30, 2002 and June 30, 2001

Assets.  Assets totaled $2.81 billion at June 30, 2002, an increase of $88.4 million from total assets of $2.72 billion at June 30, 2001.  The growth in assets was experienced primarily in real estate loans, which increased $160.1 million during the year ended June 30, 2002.  During the year ended June 30, 2002, real estate loan originations totaled $552.5 million, of which $532.7 million were multi-family residential and commercial real estate loans.  Substantially all of the loan originations during the fiscal year ended June 30, 2002, were retained in the Bank's portfolio.  Real estate loan origination levels were driven by a significant decline in interest rates during the period January 2001 through December 2001.  Offsetting the growth in real estate loans from originations were increases in principal repayment levels during the fiscal year ended June 30, 2002.  Principal repayments totaled $388.7 million during the year ended June 30, 2002, and experienced significant growth during the period January 2001 through June 2002, as a result of declines in interest rates.  Federal funds sold and other short-term investments increased $39.9 million during the year ended June 30, 2002, due to increased liquidity resulting from higher levels of real estate loan and mortgage-backed securities prepayments, as well as deposit growth during the period.  As of June 30, 2002, this increased liquidity had not yet been used to fund loan originations or other investment activities.  Investment securities available for sale increased $47.2 million during the year ended June 30, 2002, due primarily to purchases of $63.4 million in securities during the three months ended June 30, 2002, as excess liquid funds were invested primarily in short- and medium-term obligations of U.S. agencies.

During the year ended June 30, 2002, mortgage-backed securities available for sale and held to maturity declined $142.1 million and $4.9 million, respectively.  Total principal repayments on mortgage-backed securities were $184.8 million during the period due to lower interest rates, and were partially offset by combined net purchases of $42.2 million.  Encumbered mortgage-backed securities declined $327.8 million during the year ended June 30, 2002 as a result of a reduction in the levels of REPOS during the same period.  Due to consistently strong liquidity levels experienced at the Holding Company and the Bank during the year ended June 30, 2002, management elected not to replace a portion of maturing REPOS.

Liabilities. Total liabilities increased $65.8 million during the year ended June 30, 2002, as deposit growth of  $351.6 million was partially offset by a decline of $297.6 million in borrowings.  The growth in deposits resulted from the success of various sales and marketing activities during the period, as well as an apparent consumer trend to move monies out of the equity markets and into deposit accounts.  The sales and marketing activities targeted growth in core deposit balances (with particular emphasis upon money market and checking accounts) and customer households (with a focus upon relationship development).  As a result of these efforts, core deposits increased as a percentage of total deposits from 51.6% at June 30, 2001 to 58.0% at June 30, 2002.

The growth in deposits was utilized to fund loan originations during the period and reduce the level of borrowings, with excess deposit flows retained in federal funds sold and other short-term investments.  Borrowings declined $297.6 million during the year ended June 30, 2002, with a decline of $330.1 million experienced in REPOS, partially offset by an increase of $32.5 million in FHLBNY Advances (See "Liquidity and Capital Resources").

Stockholders' Equity.  Stockholders' equity increased $22.6 million during the year ended June 30, 2002  (See "Liquidity and Capital Resources").

Comparison of Financial Condition at June 30, 2001 and June 30, 2000

Assets.  Assets totaled $2.72 billion at June 30, 2001, an increase of $219.6 million from total assets of $2.50 billion at June 30, 2000.  The growth in assets was experienced primarily in real estate loans, which increased $239.5 million during the year ended June 30, 2001.  The increase in real estate loans resulted primarily from real estate loan originations of $398.3 million during the year ended June 30, 2001, of which $355.8 million were multi-family residential loans, and $37.6 million were commercial real estate loans.  Real estate loan origination levels, which had declined from April 2000 through December 2000, increased from January 2001 through June 2001 as a result of declines in interest rates that generated increased loan refinance activity.  Principal repayments on real estate loans, although increasing in total due to growth in the loan portfolio, declined as a percentage of the total loan portfolio during the period April 2000 through December 2000 as a result of increases in interest rates.  These principal repayments subsequently increased as a percentage of the total loan portfolio during the period January 2001 through June 2001, due to reductions in interest rates during this period.

Federal funds sold and short-term investments increased $26.4 million during the year ended June 30, 2001 due to increased deposit inflows resulting from promotional activities.  At June 30, 2001, these funds had not yet been invested in loans or investment securities.

Offsetting the increases in real estate loans, federal funds sold and short-term investments was a decline of $43.5 million in investment securities held to maturity and available for sale during the year ended June 30, 2001.  Calls of $41.2 million were experienced on these securities during the year ended June 30, 2001, as a result of declines in interest rates during the period January 2001 through June 2001.  These funds were utilized primarily to fund loan originations.

Liabilities. Total liabilities increased $199.7 million during the year ended June 30, 2001, due primarily to an increase of $209.3 million in deposits.  The growth in deposits resulted from both the success of various sales and marketing activities during the year, as well as an apparent consumer trend to move monies out of the equity markets, particularly equity mutual funds, and into deposit accounts.  Sales and marketing activities of the Bank targeted growth in core deposit balances (with particular emphasis upon money market and checking accounts) and customer households (with a focus upon relationship development).  CDs increased $73.0 million during the year ended June 30, 2001, primarily from promotional offerings and, to a lesser extent, outflows of mutual fund monies into deposits.  In addition, escrow and other deposits increased $4.8 million during this period as a result of growth in mortgage escrow funds.  The growth in deposits and escrow was utilized to fund the growth in loans during the period, with excess deposit flows retained in federal funds sold.  REPOS declined $6.2 million and FHLBNY Advances declined $12.5 million during the year ended June 30, 2001, as deposit growth provided cost-effective funding for asset growth during the period, resulting in less reliance upon borrowings for funding.

Stockholders' Equity.  Stockholders equity increased $19.9 million during the year ended June 30, 2001  (See "Liquidity and Capital Resources").

Comparison of Operating Results for the Fiscal Years Ended June 30, 2002 and 2001

General.  Net income was $38.7 million during the year ended June 30, 2002, an increase of $13.5 million over net income of $25.2 million during the year ended June 30, 2001.  During the year ended June 30, 2002, net interest income increased $14.7 million, the provision for loan losses declined $500,000, non-interest income increased $5.5 million and non-interest expense increased $335,000, resulting in increased pre-tax income of $20.4 million.  Goodwill amortization, which was $4.6 million during the year ended June 30, 2001, was eliminated during the year ended June 30, 2002 pursuant to the adoption of SFAS 142 effective July 1, 2001, partially offsetting an increase of $5.0 million in non-interest expense.  Income tax expense increased $7.0 million as a result of the increased pre-tax income.

Net Interest Income.  Net interest income for the year ended June 30, 2002 increased $14.7 million to $82.3 million from $67.6 million during the year ended June 30, 2001. This increase was attributable to both an increase of $2.9 million in interest income and a decline of $11.8 million in interest expense during the year ended June 30, 2002 compared to the year ended June 30, 2001.  The interest rate spread increased 38 basis points from 2.32% for the year ended June 30, 2001 to 2.70% for the year ended June 30, 2002, and the net interest margin increased 36 basis points from 2.76% to 3.12% during the same period.

The increase in interest rate spread and net interest margin both reflected a 78 basis point decline in the average cost of interest-bearing liabilities, as well as a shift in the composition of interest-bearing liabilities away from higher cost borrowings and towards lower cost money market and other deposit accounts.  During the year ended June 30, 2002 compared to the year ended June 30, 2001, the average balance of deposits, including non-interest-bearing checking accounts, increased as a result of ongoing deposit marketing promotions and customer sales activities.  In addition, the average balance of real estate loans increased during the fiscal year ended June 30, 2002, and the average rate on real estate loans was less susceptible to changes in interest rates than other interest-earning assets since real estate loans possess a longer average term to their maturity or next interest rate reset.

During the period January 2001 through December 2001, the Federal Open Market Committee ("FOMC") reduced the overnight inter-bank borrowing rate on eleven different occasions, moving from a beginning rate of 6.5% to an ending rate of 1.75%.  Because the Bank's liabilities generally possess a shorter average term to maturity than its assets, the net interest margin and interest rate spread both benefited from these reductions in interest rates.  While a significant portion of the benefit of liabilities repricing to lower rates was realized during the fiscal year ended June 30, 2002, management anticipates that the reductions in interest rates will favorably impact the Company's net interest income during the upcoming year  (See "Item 7A - Quantitative and Qualitative Disclosure About Market Risk").

The increase in net interest margin additionally reflected growth in the ratio of interest-earning assets to interest-bearing liabilities from 109.33% during the year ended June 30, 2001 to 110.99% during the year ended June 30, 2002, reflecting additional equity generated during the period, a portion of which was invested in interest-earning assets.

Interest Income.  Interest income was $184.6 million during the year ended June 30, 2002, an increase of $2.9 million from $181.7 million during the year ended June 30, 2001.  Increased interest income on real estate loans of $13.9 million during the year ended June 30, 2002 compared to the year ended June 30, 2001 was partially offset by declines in interest income on mortgage-backed securities of $7.8 million, on investment securities of $2.5 million and on other short-term investments of $558,000 during the same period.  As part of its ongoing strategy, the Bank continued to emphasize growth in real estate loans as its primary interest-earning asset, and de-emphasized its securities portfolio while loan origination demand was strong.  The increase in interest income on real estate loans was attributable to an increase of $223.9 million in the average balance of real estate loans resulting from real estate loan originations during the period July 1, 2000 through June 30, 2002.  During the years ended June 30, 2002 and 2001, real estate loan originations totaled $552.5 million and $398.3 million, respectively.

The decline of $7.8 million in interest income on mortgage-backed securities and of $2.5 million on investment securities resulted from declines in both the average interest rate and average balance of these assets.  During the year ended June 30, 2002, the average balance of mortgage-backed securities declined $71.0 million and investment securities declined $13.1 million, due to principal repayments, maturities and calls of these securities that were partially offset by purchase activity.  Interest income on other short-term investments declined by $558,000 due to a decline of 288 basis points in average yield during the year ended June 30, 2002 compared to the year ended June 30, 2001, reflecting declines in short-term interest rates during the period January 2001 through December 2001.

Overall, the yield on interest-earning assets declined 40 basis points from 7.41% during the year ended June 30, 2001 to 7.01% during the year ended June 30, 2002.  Declines in the overnight inter-bank borrowing rate brought about by the actions of the FOMC during the period January 2001 through December 2001 contributed to general decreases in interest rates, resulting in a reduction in the average yield of 86 basis points on mortgage-backed securities, 155 basis points on investment securities and 288 basis points on other (short-term) investments during the year ended June 30, 2002 compared to the year ended June 30, 2001.  The yield on real estate loans declined by only 16 basis points during this period.  Real estate loans possess longer terms to maturity or interest rate repricing and, therefore, reacted slower than other interest-earning assets to the declines in interest rates during the fiscal year ended June 30, 2002.

Interest Expense.  Interest expense declined $11.8 million, to $102.2 million during the year ended June 30, 2002, from $114.0 million during the year ended June 30, 2001.  The decline in interest expense resulted substantially from a reduction of $10.5 million in interest expense on borrowed funds, which resulted from a decline of $166.2 million in the average balance of borrowed funds during the year ended June 30, 2002 compared to the year ended June 30, 2001.  The average cost of CDs, the next largest component of interest expense, declined by 103 basis points, resulting in a reduction in interest expense of $3.8 million during the year ended June 30, 2002 compared to the year ended June 30, 2001.  The average cost of money market accounts also declined 142 basis points during the same period.  The average cost of savings accounts declined 44 basis points during the year ended June 30, 2002 compared to the year ended June 30, 2001, resulting in a decline in interest cost of $1.7 million during the period.  These declines in average cost all reflected reductions in interest rates due to the actions of the FOMC during the period January 2001 through December 2001.

Interest expense on money market accounts increased $4.1 million during the year ended June 30, 2002 compared to the year ended June 30, 2001, despite the decline of 142 basis points in average cost during the period, resulting from an increase of $235.7 million in the average balance of these deposits during this period.  The growth in the average balance of money market accounts resulted from ongoing marketing promotions related to these accounts.

Provision for Loan Losses.  The provision for loan losses was $240,000 during the year ended June 30, 2002, compared to $740,000 during the year ended June 30, 2001.  During the quarter ended December 31, 2000, an additional provision of $500,000 was recorded related to a loan added to troubled-debt restructurings.  The provision of $240,000 during the year ended June 30, 2002 reflected the growth in the loan portfolio during the 12-month period ended June 30, 2002.  Due to net charge-offs of $329,000 recorded during the year ended June 30, 2002, the allowance for loan losses declined $89,000 during the same period.  During the year ended June 30, 2002, overall asset quality required no additional provisions beyond the $240,000 allocated to cover loan portfolio growth during the period.

Non-Interest Income.  Non-interest income increased $5.5 million, to $14.8 million, during the year ended June 30, 2002, from $9.3 million during the year ended June 30, 2001.  The increase resulted primarily from increased prepayment fee income (included in other non-interest income) of $3.9 million, as loan prepayments increased during the period due to declines in interest rates.  In addition, fee income increased $277,000 during the year due to an increase of $422,000 in deposit customer fees.  During the year ended June 30, 2002, a gain on the sale of securities and other assets of $2.1 million was recorded, primarily from the sale of equity investments.  During the year ended June 30, 2001, a gain of $1.0 million on the sale of securities and other assets was recorded which also related primarily to sales of equity investments.  The gains on sales of equity securities during the fiscal year ended June 30, 2002 were utilized to offset a portion of expenses associated with the prepayment of FHLBNY Advances during the year.

Non-Interest Expense. Non-interest expense was $35.4 million during the year ended June 30, 2002, $335,000 above the level during the year ended June 30, 2001.

Salary and employee benefits increased $3.4 million during the year ended June 30, 2002 as a result of growth in management and employees added to satisfy needs created by the following:  (1) growth in loan portfolio balance; (2) growth in deposit balances; (3) added deposit products; and (4) two new retail branches.  In addition, the employee benefit costs associated with the ESOP, which are calculated based upon the average market value of the Holding Company's common stock, increased $778,000 due to an increase in the average market value of the Holding Company's common stock during the period, and were offset by the reduction of $776,000 in expenses associated with the RRP, as the amortization of the initial stock awards under the RRP was completed on February 1, 2002.

Goodwill amortization expense declined $4.6 million during the year ended June 30, 2002.  Effective July 1, 2001, goodwill amortization was eliminated in accordance with the adoption of SFAS 142  (See "Note 1 to the Consolidated Financial Statements").

Increased data processing costs of $332,000 during the fiscal year ended June 30, 2002 resulted from additional systems activity related to growth in the loan portfolio and additional deposit activity.

Other expenses increased $1.2 million during the fiscal year ended June 30, 2002 compared to the fiscal year ended June 30, 2001, due primarily to growth in public relations expenses of $206,000, and marketing expenses of $345,000, as well as various branch administrative expenses such as supplies, postage and protective services associated with increased customer activities and two new branches added during the fiscal year.

Income Tax Expense. Income tax expense increased $7.0 million during the year ended June 30, 2002 compared to the year ended June 30, 2001, due primarily to an increase of $20.4 million in pre-tax net income.  The effective tax rate decreased from 38.5% to 37.1% during the year ended June 30, 2002, due to the implementation of tax management strategies.

Comparison of Operating Results for the Fiscal Years Ended June 30, 2001 and 2000

General. Net income was $25.2 million during the year ended June 30, 2001, an increase of $2.8 million over net income of $22.4 million during the year ended June 30, 2000.  During the year ended June 30, 2001, an increase of $4.2 million in non-interest income was partially offset by increases of $1.1 million in non-interest expense, $500,000 in the provision for loan losses, and $604,000 in income tax expense.

Net Interest Income.  Net interest income for the year ended June 30, 2001 increased $802,000 to $67.6 million from $66.8 million during the year ended June 30, 2000.  The increase was attributable to the overall growth in interest-earning assets over the corresponding increase in interest-bearing liabilities.  However, the beneficial impact of this growth was offset, in part, by the decline in the interest rate spread during this period.

The interest rate spread declined 16 basis points from 2.48% for the year ended June 30, 2000 to 2.32% for the year ended June 30, 2001, and the net interest margin declined 15 basis points from 2.91% to 2.76% during the same period.  The decline in interest rate spread and net interest margin both reflected a 35 basis point increase in the average cost of interest-bearing liabilities, resulting primarily from an increase in the average cost of borrowed funds of 47 basis points, CDs of 23 basis points and money market accounts of 12 basis points.  These interest rate increases all reflected increases in general interest rates during the period April 2000 through December 2000.  The narrowing of the interest rate spread and net interest margin also reflected the $88.3 million increase in average borrowed funds, the highest cost interest-bearing liability.  The Holding Company's issuance, on April 12, 2000, of $25.0 million in subordinated notes with a stated annual coupon of 9.25% additionally contributed to the growth in interest expense on borrowed funds, as twelve months of expense was incurred on these notes during the fiscal year ended June 30, 2001 compared to two and one-half months of expense incurred during the fiscal year ended June 30, 2000.  During the period January 1, 2001 through June 30, 2001, reductions in general interest rates provided some reduction in borrowing costs, which partially offset the aforementioned items.

During the three months ended March 31, 2000, the Federal Reserve Bank increased its overnight borrowing rate by 25 basis points on two different occasions, moving from a beginning rate of 5.50% to an ending rate of 6.0%.  This rate was subsequently increased an additional 50 basis points during the period April 2000 through December 2000 to 6.5%, which is where it stood at December 31, 2000.  During the period January 1, 2001 through June 30, 2001, the Federal Reserve Bank reduced its federal funds borrowing rate on six different occasions, moving from the beginning overnight borrowing rate of 6.5% to 3.75% as of June 30, 2001.  Because the majority of interest-earning assets and interest-bearing liabilities do not reprice daily, the Bank experiences delays in recognizing the effects of interest rate movements.  As a result, despite the significant reductions in interest rates by the Federal Reserve Bank, which brought the overnight borrowing rate at June 30, 2001 below its level at June 30, 2000, the overall yield on interest-earning assets and cost on interest-bearing liabilities were higher during the year ended June 30, 2001 than the year ended June 30, 2000.  However, since the Bank's liabilities typically reprice more rapidly than its assets, it did experience significant benefits to its net interest spread and margin from the interest rate decreases during the quarter ended June 30, 2001 (See "Item 7A - Qualitative and Quantitative Disclosure About Market Risk").

Interest Income.  Interest income for the year ended June 30, 2001 was $181.6 million, an increase of $16.0 million from $165.6 million during the year ended June 30, 2000. The growth in interest income was attributable to increased interest income on real estate loans of $21.3 million.  The growth in interest income on real estate loans was attributable primarily to an increase of $256.1 million in the average balance of real estate loans, resulting from $398.3 million of real estate loans originated during the twelve-month period ended June 30, 2001.  Partially offsetting the increase in interest income on real estate loans was a decline of $1.5 million in income on other interest-earning assets (composed of federal funds sold, commercial paper, and FHLBNY capital stock) from $6.1 million during the year ended June 30, 2000 to $4.6 million during the fiscal year ended June 30, 2001.  This decline resulted from a reduction in the average balance of these assets of $29.0 million, as the Bank maintained a higher than normal level of investment in these short-term assets during the quarter ended December 31, 1999 for liquidity purposes.  Interest income on mortgage-backed securities declined $1.9 million during the year ended June 30, 2000, reflecting a reduction of $38.2 million in average balance, and interest income on investment securities declined $1.9 million, from $9.7 million, during the fiscal year ended June 30, 2000 to $7.8 million during the fiscal year ended June 30, 2001, reflecting a decline in average balance of $31.3 million.  These declines in average balance resulted from an ongoing strategic shift in the composition of interest-earning assets towards real estate loans.  The average balance of these securities during the year ended June 30, 2001 was below its level during the comparable period as more securities funds were allocated to real estate loans.

Overall, the average yield on interest-earning assets increased 19 basis points from 7.22% during the year ended June 30, 2000 to 7.41% during the year ended June 30, 2001.  The increase was attributable primarily to increases in the average yield of 10 basis points on real estate loans, 14 basis points on mortgage-backed securities and 31 basis points on other interest-earning assets, resulting primarily from general market interest rate increases during the period April 2000 through December 2000.  The average interest rate on real estate loan originations during the year ended June 30, 2001 was 7.75%, compared to 7.69% during the year ended June 30, 2000, reflecting the increase in general market interest rates during the period April 2000 through December 2000.  The ongoing strategic shift in composition of interest-earning assets away from investment and mortgage-backed securities and towards real estate loans also had a beneficial impact on the average yield of interest-earning assets during the year ended June 30, 2001.

Interest Expense.  Interest expense increased $15.2 million, to $114.0 million, during the year ended June 30, 2001, from $98.8 million during the year ended June 30, 2000. This increase resulted primarily from increased interest expense of $9.9 million on borrowed funds, which resulted from both growth in the average balance of borrowed funds of $88.3 million during the year ended June 30, 2001 compared to the year ended June 30, 2000, and an increase in the average cost of borrowed funds of 47 basis points.  The increase in the average balance of borrowed funds resulted from growth in FHLBNY Advances from $250.0 million at June 30, 1999 to $542.5 million at June 30, 2001.  While much of this growth occurred during the period July 1, 1999 through June 30, 2000, when the Bank's deposit generation levels were lower, the full effect of this increase was recognized in the average balance computation for the year ended June 30, 2001, however, only a portion of the growth was recognized in the average balance computation for the year ended June 30, 2000.  The growth in borrowings resulted primarily from funding that was needed to support loan origination levels in excess of deposit funding during years ended June 30, 2000 and 2001.  Average borrowings also increased during this period as a result of the $25.0 million in subordinated debt added on April 12, 2000, at a stated annual coupon of 9.25%.  The subordinated notes contributed $2.4 million to interest expense during the year ended June 30, 2001.  The increase in average cost of borrowed funds reflected both prepayment expenses of $766,000, and the overall increase in interest rates during the period April 2000 through December 2000.  There was no prepayment expense on borrowed funds during the fiscal year ended June 30, 2000.  Interest expense on money market accounts increased $4.2 million, resulting from both an increase of $95.5 million in the average balance and an increase of 12 basis points in average cost of these deposits during the year ended June 30, 2001 compared to the same period of the prior year.  The increase in average balance and average cost of money market accounts reflected the growth of these accounts from ongoing interest rate promotions during the period July 1, 1999 through June 30, 2001.  Interest expense on CDs also increased $1.7 million, which resulted from an increase of 23 basis points in the average cost of these deposits, reflecting the overall increase in interest rates early in the fiscal year ended June 30, 2001.  Interest expense on savings accounts declined $644,000 due a decline in average balance in these accounts of $29.8 million, with much of these funds being moved to money market accounts.

Provision for Loan Losses.  The provision for loan losses was $740,000 during the year ended June 30, 2001, compared to $240,000 during the year ended June 30, 2000.  During the quarter ended December 31, 2000, an additional provision of $500,000 was recorded related to a troubled-debt restructuring loan.  Otherwise, the Bank's overall asset quality remained relatively stable  (See "Item 1 – Business - Asset Quality").  The remaining loan loss provision of $240,000 during the period reflected both the Bank's response to continued growth in real estate loans and its recognition of slight increases in delinquent and impaired loans.  The allowance for loan losses increased $674,000 during the year ended June 30, 2001, as the loan loss provision of $740,000 exceeded net charge-offs of $66,000 during the period.

Non-Interest Income.  Non-interest income increased $4.3 million, to $9.3 million, during the year ended June 30, 2001, from $5.0 million during the year ended June 30, 2000.  The increase resulted primarily from an increase of $2.6 on the gain resulting from the disposal of securities and other assets.  During the year ended June 30, 2001, a net gain on the sale of equity investments of $1.0 million was recorded.  During the year ended June 30, 2000, net losses of $2.6 million associated with the sales of investments and mortgage-backed securities was recorded, which were partially offset by a gain of $1.2 million on the sale of deposits at the Gates Avenue, Brooklyn branch.  Additionally, the Bank's investment in BOLI, which was instituted in May 2000, contributed an additional $1.9 million to other non-interest income during the year ended June 30, 2001.  Loan prepayment fees, a component of other non-interest income, declined $657,000, to $741,000, during the year ended June 30, 2001 compared to $1.4 million during the year ended June 30, 2000, reflecting reduced loan refinancing activity resulting from increased interest rates early in the fiscal year ended June 30, 2001, but were partially offset by increased bank retail fee income (a component of service charges and other fees) of $343,000 during the fiscal year ended June 30, 2001, which resulted from increased deposit activities and a new customer debit card service instituted during the 2001 fiscal year.

Non-Interest Expense. Non-interest expense increased $1.1 million, from $34.0 million during the year ended June 30, 2000, to $35.1 million during the year ended June 30, 2001.

Salary and employee benefits remained relatively constant during the fiscal year ended June 30, 2001.  Benefit plan restructurings, which became effective on July 1, 2000, provided reductions of $2.2 million in salaries and employee benefits expense during the year ended June 30, 2001.  During the year ended June 30, 2000, in conjunction with the restructurings, a non-recurring reduction in expense of $1.4 million was recorded related to the curtailment gain resulting from the freezing of benefits accrued under the retirement plan.  The restructurings additionally contributed to the decline in ESOP expense of $1.1 million during the fiscal year ended June 30, 2001, as the amortization period associated with the ESOP expense was increased, thus lowering the annual ESOP expense. Offsetting these declines were increases in salaries and benefits of $1.1 million resulting primarily from base pay and staff increases necessitated by loan and deposit growth, and 401(k) plan expenses, as 401(k) plan contributions were reinstated effective July 1, 2000.

Occupancy and equipment expense increased $342,000 during the year ended June 30, 2001 compared to the year ended June 30, 2000, due primarily to increased rental, utility and branch property costs on the Bank's branch offices that aggregated approximately $154,000.  In addition, the Bank experienced increased depreciation expense of $99,000 during the year ended June 30, 2001, due to the accelerated depreciation of computer equipment acquired in the FIBC Acquisition.  This accelerated depreciation resulted from management's revised estimate of the estimated useful life of the equipment.

Federal deposit insurance premiums declined $107,000 during the year ended June 30, 2001 compared to June 30, 2000, due to a reduction in the assessment rates on SAIF-insured deposits.  Data processing costs increased $151,000 during the year ended June 30, 2001, due to an increase in loan and deposit activity during the period, and other expenses increased $743,000, due primarily to increased advertising and direct marketing expenses of $318,000.

Income Tax Expense. Income tax expense increased $604,000, during the year ended June 30, 2001 compared to the year ended June 30, 2000, due to an increase in pre-tax income of $3.5 million.  The increase in income tax expense was partially offset by a decline in income tax expense resulting primarily from tax benefits associated with activities of subsidiary companies as well as the favorable tax status on income associated with the Bank's BOLI investment, both of which contributed to a decline in the effective tax rate from 40.5% to 38.5%.

Impact of Inflation and Changing Prices

The Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of operations. Unlike industrial companies, nearly all of the Company's consolidated assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on the Company's consolidated performance than do the effects of general levels of inflation. Interest rates do not necessarily fluctuate in the same direction or to the same extent as the price of goods and services.

Critical Accounting Policies

Accounting Estimates Made by the Company in its Application of Accounting Policies.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant example of management's use of estimates is the accounting for the allowance for loans losses.  (See Notes 1 and 6 to the Company's Consolidated Audited Financial Statements which document accounting procedures utilized by management in determining the allowance for loan losses).  (See "Item 1 – Business – Allowance for Loan Losses" which further documents management's assumptions utilized in determining the allowance for loan losses).

In addition to the allowance for loan losses, significant estimates are also made in determining the following amounts presented in the Company's consolidated financial statements:  (1) purchase accounting adjustments related to the acquisitions of Conestoga and FIBC and (2) the fair value of financial instruments.  All of the significant accounting policies and assumptions utilized by management in determining these estimates are documented in the notes to the Company's audited financial statements.

Adoption of Accounting Standards That Materially Impacted the Company's Financial Results.  Effective July 1, 2001, the Company adopted SFAS 142 "Goodwill and Other Intangible Assets," which established new standards for goodwill acquired in a business combination (See Note 1 to the Company's Consolidated Audited Financial Statements).  Since July 1, 2001, the Company has not adopted any new accounting standard nor changed any existing accounting policy that has materially impacted its financial condition or results of operations.

Recently Issued Accounting Pronouncements

Recently Issued Accounting Standards

Accounting for the Impairment or Disposal of Long-Lived Assets - In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," replacing SFAS 121.  SFAS 144 established a single accounting model for long-lived assets to be disposed of by sale based upon the framework established in SFAS 121.  SFAS 144 also resolved various implementation issues related to SFAS 121.  The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively.  The Company adopted SFAS 144 effective July 1, 2002.  Adoption of SFAS 144 did not have a material impact upon the Company's financial condition or results of operations.

SFAS 145 - In April 2002, the FASB issued SFAS 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS 145, companies will be required to apply the criteria in Accounting Principles Board ("APB"), Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in determining the classification of gains and losses resulting from the extinguishment of debt. Upon adoption, companies must reclassify prior period items that do not satisfy the extraordinary item classification criteria in APB Opinion No. 30. Additionally, SFAS 145 amends SFAS 13, "Accounting for Leases," to require that certain lease modifications having economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. All other provisions of SFAS 145 are effective for transactions occurring and/or financial statements issued on or after May 15, 2002.  The implementation of SFAS 145 provisions effective after May 15, 2002 did not have a material impact on the Company's or the Bank's financial condition or results of operations.  Implementation of the remaining provisions is not expected to have a material impact upon the financial condition or results of operations of the Company or the Bank.

Accounting for Costs Associated with Exit or Disposal Activities. - In June 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities."  SFAS 146 requires that a liability for costs associated with exit or disposition activities be recognized when the liability is incurred and be measured at fair value and adjusted for changes in estimated cash flows.  GAAP provides for the recognition of such costs at the date of management's commitment to an exit plan. Under SFAS 146, management's commitment to an exit plan would not be sufficient, by itself, to recognize a liability. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to have a material impact on the consolidated results of operations or financial condition of the Company.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

As a depository financial institution, the Bank's primary source of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a significant portion of the Bank's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities.  The Bank's real estate loan portfolio, concentrated primarily within the New York City metropolitan area, is subject to risks associated with the local economy (See "Item 1 – Business - Asset Quality").

During the period July 1998 through December 2000, the Holding Company and Bank both operated under a challenging interest rate environment, which featured little difference between rates available to the Bank on short-term and long-term investments.  Under such a "flat yield curve environment," financial institutions faced a challenge to earn a positive spread between interest income on new or renewed loans and investments and interest expense paid on new or renewed deposits and borrowings.  The flat yield curve environment experienced during this period was a contributing factor in either the stagnation in or the mild reduction in the Company's consolidated interest rate spread.  During the period January 1, 2001 through December 31, 2001, declines in short-term interest rates produced a widening gap between short-term and long-term interest rates.  This interest rate environment favorably impacted the net interest spread and margin during the period January 2001 through June 2002.

Neither the Holding Company nor the Bank are subject to foreign currency exchange or commodity price risk.  In addition, the Company owns no trading assets, nor did it engage in any hedging transactions utilizing derivative instruments (such as interest rate swaps and caps) or embedded derivative instruments during the fiscal year ended June 30, 2002 that require bifurcation.  In the future, the Company may, with appropriate Board approval, engage in hedging transactions utilizing derivative instruments.

Since a majority of the Company's consolidated interest-earning assets and interest-bearing liabilities are located at the Bank, virtually all of the interest rate risk exposure exists at the Bank level.  As a result, all of the significant interest rate risk management procedures are performed at the Bank level.  The Bank's interest rate risk management strategy is designed to limit the volatility of net interest income and preserve capital over a broad range of interest rate movements and has three primary components.

Assets.  The Bank's largest single asset type is the adjustable-rate multi-family residential loan. Multi-family residential loans typically carry shorter average terms to maturity than one- to four-family residential loans, thus significantly reducing the overall level of interest rate risk.  Approximately 80.2% of multi-family residential loans originated during the year ended June 30, 2002 were adjustable rate, with repricing typically occurring after five or seven years, compared to 84.7% during the previous year.  In addition, the Bank has sought to include in its portfolio various types of adjustable-rate one- to four-family loans and adjustable and floating-rate investment securities, which generally have repricing terms of three years or less. At June 30, 2002, adjustable-rate whole loans totaled $1.52 billion, or 54.0% of total assets, and adjustable-rate investment securities (CMOs, REMICs, mortgage-backed securities issued by GSEs and other securities) totaled $89.8 million, or 3.2% of total assets. At June 30, 2001, adjustable-rate multi-family residential, commercial real estate and one- to four-family loans totaled $1.38 billion, or 50.6% of total assets, and adjustable-rate securities totaled $126.3 million, or 4.6% of total assets.

Deposit Liabilities.  As a traditional community-based savings bank, the Bank is largely dependent upon its base of competitively priced core deposits to provide stability on the liability side of the balance sheet.  The Bank has retained many loyal customers over the years through a combination of quality service, convenience, and a stable and experienced staff. Core deposits, at June 30, 2002, were $1.03 billion, or 58.0% of total deposits. The balance of CDs as of June 30, 2002 was $748.0 million, or 42.0% of total deposits, of which $497.6 million, or 66.5%, mature within one year.  The weighted average maturity of the Bank's CDs at June 30, 2002 was 11.9 months compared to 9.5 months at June 30, 2001.  Depending on market conditions, the Bank generally prices its CDs in an effort to encourage the extension of the average maturities of deposit liabilities beyond one year.

Wholesale Funds.  The Bank is a member of the FHLBNY, which provided the Bank with a borrowing line of up to $836.6 million at June 30, 2002.  The Bank borrows from the FHLBNY for various purposes. At June 30, 2002, the Bank had outstanding Advances of $575.0 million with the FHLBNY.  Additionally, in June 2000, the Bank received approval from its Board to accept brokered deposits as a source of funds.  At both June 30, 2002 and June 30, 2001, brokered deposits totaled $2.0 million.

Interest Sensitivity GAP

The Bank regularly monitors interest rate sensitivity through a calculation of its interest sensitivity GAP.  The interest sensitivity GAP is the difference between the amount of interest-earning assets and interest-bearing liabilities anticipated to mature or reprice within a specific period.  The interest sensitivity GAP is considered positive when the amount of interest-earning assets anticipated to mature or reprice within a specified time frame exceeds the amount of interest-bearing liabilities anticipated to mature or reprice within the same period.  Conversely, the interest sensitivity GAP is considered negative when the amount of interest-bearing liabilities anticipated to mature or reprice within a specific time frame exceeds the amount of interest-earning assets anticipated to mature or reprice within the same period.  In a rising interest rate environment, an institution with a positive interest sensitivity GAP would generally be expected, absent the effects of other factors, to experience a greater increase in the yields of its assets relative to the costs of its liabilities and thus an increase in the institution's net interest income, whereas an institution with a negative interest sensitivity GAP would generally be expected to experience a decline in net interest income.  Conversely, in a declining interest rate environment, an institution with a positive interest sensitivity GAP would generally be expected, absent the effects of other factors, to experience a greater decline in the yields of its assets relative to the costs of its liabilities and thus a decrease in the institution's net interest income, whereas an institution with a negative interest sensitivity GAP would generally be expected to experience an increase in interest income.

The table on the following page sets forth the amounts of the Company's consolidated interest-earning assets and interest-bearing liabilities outstanding at June 30, 2002, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown repricing or maturing during a particular period reflect the earlier of term to repricing or term to repayment of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at June 30, 2002 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For purposes of presentation in the following table, the Bank utilized its historical deposit attrition experience ("Deposit Decay Rate") for savings accounts. For NOW, Super NOW and money market accounts, it utilized the Deposit Decay Rates published by the OTS.   All amounts calculated in the table for both loans and mortgage-backed securities reflect principal balances expected to reprice as a result of anticipated principal repayments (inclusive of early repayments) or as a result of contractual interest rate adjustments.

- # -

- # -

At June 30, 2002	3 Months or Less	More than 3 Months to 6 Months	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Non-interest bearing	Total
(Dollars in Thousands)
Interest-Earning Assets (1):
Mortgages and other loans	$115,306	$115,307	$230,614	$567,136	$567,136	$524,755	-	$2,120,254
Investment securities	38,951	17,014	51,853	23,830	75	7,730	-	139,453
Mortgage-backed securities (2)	50,221	32,211	64,422	103,256	32,018	9,359	-	291,487
Other short-term investments	76,474	-	-	-	-	-	-	76,474
FHLBNY capital stock	34,365	-	-	-	-	-	-	34,365
Total interest earning assets	315,317	164,532	346,889	694,222	599,229	541,844	-	2,662,033
Less:
Allowance for loan losses	-	-	-	-	-	-	$(15,370)	(15,370)
Net interest-earning Assets	315,317	164,532	346,889	694,222	599,229	541,844	(15,370)	2,646,663
Non-interest-earning assets	-	-	-	-	-	-	163,469	163,469
Total assets	$315,317	$164,532	$346,889	$694,222	$599,229	$541,844	$148,099	$2,810,132
Interest-Bearing Liabilities
Savings accounts	$12,761	$12,333	$23,441	$76,888	$58,133	$180,177	-	$363,733
NOW and Super NOW accounts	2,683	2,435	4,215	9,576	2,963	7,133	-	29,005
Money market accounts	109,884	88,182	127,556	109,727	57,550	63,476	-	556,375
Certificates of Deposit	147,250	183,801	166,589	217,016	33,243	106	-	748,005
Borrowed funds	154,563	64	129,127	158,095	145,000	85,868	-	672,717
Subordinated notes	-	-	-	-	-	25,000		25,000
Interest-bearing Escrow	-	-	-	-	-	4,713	-	4,713
Total interest- bearing liabilities	427,141	286,815	450,928	571,302	296,889	366,473	-	2,399,548
Checking accounts	-	-	-	-	-	-	$82,916	82,916
Other non-interest bearing liabilities	-	-	-	-	-	-	77,927	77,927
Stockholders' equity	-	-	-	-	-	-	249,741	249,741
Total liabilities and stockholders' equity	$427,141	$286,815	$450,928	$571,302	$296,889	$366,473	$410,584	$2,810,132
Positive (Negative) Interest sensitivity GAP per period	$(111,824)	$(122,283)	$(104,039)	$122,920	$302,340	$175,371	-
Positive (Negative) Cumulative interest sensitivity GAP	$(111,824)	$(234,107)	$(338,146)	$(215,226)	$87,114	$262,485	-
Cumulative interest sensitivity gap as a percent of total assets	(3.98)%	(8.33)%	(12.03)%	(7.66)%	3.10%	9.34%	-
Cumulative total interest-earning assets as a percent of cumulative total interest-bearing liabilities	73.82%	67.21%	70.97%	87.60%	104.28%	110.94%	-

(1)

Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as result of anticipated pre-payments, scheduled rate adjustments, and contractual maturities or calls.

(2)

Based upon historical repayment experience, and where applicable Balloon Payment dates.

The Company's consolidated balance sheet is composed primarily of assets that mature or reprice within five years, with a significant portion maturing or repricing within one year. In addition, the Bank's deposit base is composed primarily of savings accounts, money market accounts and CDs with maturities of two years or less.  At June 30, 2002, interest-bearing liabilities estimated to mature or reprice within one year totaled $1.16 billion, while interest-earning assets estimated to mature or reprice within one year totaled $826.7 million, resulting in a negative one-year interest sensitivity GAP of $338.1 million, or negative 12.0% of total assets.  In comparison, at June 30, 2001, the Company's consolidated one-year interest sensitivity GAP was negative $492.5 million, or negative 18.1% of total assets.  The decrease in the level of the one-year negative interest sensitivity GAP resulted from a significant increase in the estimate of loan prepayments in the one year or less period reflecting the current interest rate environment and recent prepayment experience of the Bank's loan portfolio.

Certain limitations are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may not react correspondingly to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate with changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features, like annual and lifetime rate caps, which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed in the table. Finally, the ability of certain borrowers to make scheduled payments on their adjustable-rate loans may decrease in the event of an interest rate increase.

Under interest rate scenarios other than that which existed on June 30, 2002, the interest sensitivity GAP for assets and liabilities could differ substantially based upon different assumptions about how core deposit decay rates and loan prepayments would change. For example, the interest rate risk management model assumes that in a rising rate scenario, by paying competitive rates on non-core deposits, a portion of core deposits will transfer to CDs and be retained, although at higher cost.  Also, in a rising interest rate environment, loan and mortgage-backed security prepayment rates would be expected to slow, as borrowers postpone loan refinancings until rates again decline.

Interest Rate Risk Exposure ("NPV") Compliance

The Bank also manages its interest rate risk through analysis of the change in its net portfolio value (“NPV”) under several interest rate scenarios.  NPV is the difference between the present value of the expected future cash flows of the Bank’s assets and liabilities, plus the value of net expected cash flows from either loan origination commitments or purchases of securities.

Generally, the fair value of fixed-rate instruments fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of interest-earning assets, which could adversely affect the Company's consolidated results of operations if they were to be sold, or, in the case of interest-earning assets classified as available for sale, reduce the Company's consolidated stockholders' equity, if retained. The changes in the value of assets and liabilities due to fluctuations in interest rates reflect the interest sensitivity of those assets and liabilities.  Under GAAP, changes in the unrealized gains and losses, net of taxes, on securities classified as available for sale will be reflected in stockholders' equity through other comprehensive income.  As of June 30, 2002, the Company's consolidated securities portfolio included $426.8 million in securities classified as available for sale, which possessed a gross unrealized gain of $7.6 million.  Fluctuations in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in stockholders' equity through other comprehensive income.  Neither the Holding Company nor the Bank owned any trading assets as of June 30, 2002 and 2001.

In order to measure the Bank’s sensitivity to changes in interest rates, NPV is calculated under market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under various other interest rate scenarios ("Rate Shock Scenarios") represented by immediate, permanent, parallel shifts in the term structure of interest rates from the actual term structure observed at quarter-end.  The changes in NPV due to changes in interest rates reflect the interest rate sensitivity of the assets, liabilities, and commitments to either originate or sell loans and/or purchase or sell securities that comprise the NPV.  The NPV ratio under any interest rate scenario is defined as the NPV in that scenario divided by the present value of the assets in the same scenario (the "NPV Ratio").

The analysis that follows presents the estimated NPV in the Pre-Shock Scenario and four Rate Shock Scenarios and measures the dollar amount and percentage by which each of the Rate Shock Scenario NPVs change from the Pre-Shock Scenario NPV.  Interest rate sensitivity is measured by the changes in the various Rate Shock Scenario NPV Ratios from the Pre-Shock NPV Ratio.

At June 30, 2002
	Net Portfolio Value					At June 30, 2001
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Basis Point Change in NPV Ratio	NPV Ratio	Basis Point Change in NPV Ratio
Interest Rate Scenario
+ 200 Basis Points	$280,652	$(38,582)	(12.09)%	10.01%	(107)	7.77%	(260)
+ 100 Basis Points	308,319	(10,915)	(3.42)	10.82	(26)	9.24	(113)
Pre-Shock	319,234	-	-	11.08	-	10.37	-
- 100 Basis Points	310,327	(8,907)	(2.79)	10.73	(35)	10.94	57
- 200 Basis Points	317,628	(1,606)	(0.50)	10.84	(24)	11.95	158

The model utilized to generate the NPVs presented above makes various estimates regarding cash flows from principal repayments on loans and mortgage-backed securities and/or call activity on investment securities and borrowings at each level of interest rate change.  Actual cash flows could differ significantly from these estimates and could result in significantly different calculated projected NPVs.

The NPV Ratio at June 30, 2002 was 11.08% in the Pre-Shock scenario, an improvement over the Pre-Shock NPV Ratio of 10.37% at June 30, 2001. The NPV Ratio was 10.01% in the +200 basis point rate shock scenario at June 30, 2002, also an improvement over the NPV Ratio of 7.77% in the +200 basis point rate shock scenario at June 30, 2001.  At June 30, 2002, the sensitivity measure in the +200 basis point rate shock scenario was negative 107 basis points, an improvement from the sensitivity measure of negative 260 basis points in the + 200 basis point rate shock scenario at June 30, 2001.  All of these improvements resulted from a variety of factors that included, but were not limited to, a decline in short-term borrowings as a percentage of assets, and growth in core deposits.

On a quarterly basis, an interest rate risk exposure compliance report is presented to the Bank's Board of Directors. This report, prepared in accordance with Thrift Bulletin 13a, issued by the OTS, presents a comparison of the Bank's estimated Pre-Shock NPV to the various estimated NPVs calculated under the Rate Shock Scenarios.  The calculated estimates of the resulting NPV Ratios are compared to current limits established by management and approved by the Board of Directors.

Item 8.  Financial Statements and Supplementary Data

For the Company's consolidated financial statements, see index on page 58.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Company

Information regarding directors and executive officers of the Holding Company is presented under the headings "Proposal 1 - Election of Directors " and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Holding Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on November 14, 2002 (the "Proxy Statement") which will be filed with the SEC within 120 days of June 30, 2002, and is incorporated herein by reference.

Item 11.  Executive Compensation

Information regarding executive and director compensation is presented under the headings "Directors' Compensation" and "Compensation of Executive Officers" in the Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is included under the heading "Transactions with Certain Related Persons" in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)

(1)

Financial Statements

See index to Consolidated Financial Statements on page 58.

(2)

Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8 "Financial Statements and Supplementary Data."

(3)

Reports on Form 8-K Filed During the Quarter Ended June 30, 2002

On April 17, 2002, the Holding Company filed a Current Report on Form 8-K containing the text of the Holding Company's quarterly investor conference call held on April 17, 2002.

Exhibits Required by Section 6.01 of the Securities Exchange Commission Regulation S-K

See Index of Exhibits on page 93.

- # -

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, as amended, the registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on September 27, 2002.

DIME COMMUNITY BANCSHARES, INC.

By:  /s/ VINCENT F. PALAGIANO

Vincent F. Palagiano

Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on September 27, 2002 by the following persons in the capacities indicated.

Name	Title
/s/ VINCENT F. PALAGIANO Vincent F. Palagiano	Chairman of the Board and Chief Executive Officer (Principal executive officer)
/s/ MICHAEL P. DEVINE Michael P. Devine	President and Chief Operating Officer and Director
/s/ KENNETH J. MAHON Kenneth J. Mahon	Executive Vice President, and Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)
/s/ ANTHONY BERGAMO Anthony Bergamo	Director
/s/ GEORGE L. CLARK, JR. George L. Clark, Jr.	Director
/s/ STEVEN D. COHN Steven D. Cohn	Director
/s/ PATRICK E. CURTIN Patrick E. Curtin	Director
/s/ JOSEPH H. FARRELL Joseph H. Farrell	Director
/s/ FRED P. FEHRENBACH Fred P. Fehrenbach	Director
/s/ JOHN J. FLYNN John J. Flynn	Director
/s/ MALCOLM T. KITSON Malcolm T. Kitson	Director
/s/ STANLEY MEISELS Stanley Meisels	Director
/s/ LOUIS V. VARONE Louis V. Varone	Director

- # -

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO 17 CFR 240.13a-14

I, Vincent F. Palagiano, certify that:

1.

I have reviewed this annual report on Form 10-K of Dime Community Bancshares, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:

September 27, 2002

/s/  VINCENT F. PALAGIANO

Vincent F. Palagiano

Chairman of the Board and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO 17 CFR 240.13a-14

I, Kenneth J. Mahon, certify that:

1.

I have reviewed this annual report on Form 10-K of Dime Community Bancshares, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date:

September 27, 2002

/s/  KENNETH J. MAHON

Kenneth J. Mahon

Executive Vice President and Chief Financial Officer

- # -

CONSOLIDATED FINANCIAL STATEMENTS OF

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

- # -

INDEPENDENT AUDITORS' REPORT

To the Stockholders and the Board of Directors of

  Dime Community Bancshares, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Dime Community Bancshares, Inc. and Subsidiaries (the ''Company'') as of June 30, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York

August 16, 2002

- # -

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share amounts)

June 30,	2002	2001
ASSETS:
Cash and due from banks	$25,780	$25,319
Federal funds sold and short-term investments	76,474	36,619
Investment securities held-to-maturity (estimated fair value of $884 and $3,819 at June 30, 2002 and 2001, respectively) (Note 3):
Encumbered	75	1,284
Unencumbered	800	2,500
	875	3,784
Unencumbered investment securities available for sale (Note 3)	138,578	91,357
Mortgage-backed securities held-to-maturity (estimated fair value of $3,409 and $8,326 at June 30, 2002 and 2001, respectively) (Note 4):
Encumbered	1,752	7,425
Unencumbered	1,523	735
	3,275	8,160
Mortgage-backed securities available for sale (Note 4):
Encumbered	94,167	421,925
Unencumbered	194,045	8,362
	288,212	430,287
Loans (Note 5):
Real estate	2,116,322	1,956,216
Other loans	3,737	4,145
Less allowance for loan losses (Note 6)	(15,370)	(15,459)
Total loans, net	2,104,689	1,944,902
Loans held for sale	195	-
Premises and fixed assets, net (Note 8)	15,149	14,640
Federal Home Loan Bank of New York capital stock (Note 9)	34,365	44,382
Other real estate owned, net (Note 6)	114	370
Goodwill (Note 1)	55,638	55,638
Other assets (Notes 14 and 15)	66,788	66,286
Total Assets	$2,810,132	$2,721,744
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors (Note 10)	$1,780,034	$1,428,432
Escrow and other deposits (Note 7)	45,706	39,960
Securities sold under agreements to repurchase (Note 11)	97,717	427,788
Federal Home Loan Bank of New York advances (Note 12)	575,000	542,500
Subordinated notes payable (Note 13)	25,000	25,000
Other liabilities (Note 14 and 15)	36,934	30,948
Total Liabilities	2,560,391	2,494,628
Commitments and Contingencies (Note 16)
Stockholders' Equity
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at June 30, 2002 and 2001)	-	-
Common stock ($0.01 par, 45,000,000 shares authorized, 31,552,683 shares and 30,482,899 shares issued at June 30, 2002 and 2001, respectively, and 25,809,486 and 25,490,226 shares outstanding at June 30, 2002 and 2001, respectively)	315	305
Additional paid-in capital	162,162	151,239
Retained earnings (Note 2)	179,060	150,264
Accumulated other comprehensive income, net of deferred taxes	2,166	4,030
Unallocated common stock of Employee Stock Ownership Plan (Note 15)	(5,895)	(6,365)
Unearned and unallocated common stock of Recognition and Retention Plan (Note 15)	(2,711)	(2,899)
Common stock held by Benefit Maintenance Plan (Note 15)	(3,867)	(2,659)
Treasury stock, at cost (5,743,197 shares and 4,992,673 shares at June 30, 2002 and 2001, respectively) (Note 18)	(81,489)	(66,799)
Total Stockholders' Equity	249,741	227,116
Total Liabilities And Stockholders' Equity	$2,810,132	$2,721,744

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

For the Years ended June 30,	2002	2001	2000

Interest income:
Loans secured by real estate	$153,970	$140,077	$118,719
Other loans	311	338	333
Mortgage-backed securities	21,049	28,881	30,750
Investment securities	5,227	7,770	9,715
Other	4,024	4,582	6,106

Total interest income	184,581	181,648	165,623

Interest expense:
Deposits and escrow	49,008	50,340	45,036
Borrowed funds	53,236	63,703	53,784
Total interest expense	102,244	114,043	98,820
Net interest income	82,337	67,605	66,803
Provision for loan losses	240	740	240

Net interest income after provision for loan losses	82,097	66,865	66,563

Non-interest income:
Service charges and other fees	4,699	4,422	4,065
Net gain (loss) on sales of loans	20	6	(11)
Net gain (loss) on sales and redemptions of securities, deposits and other assets	2,146	1,004	(1,567)
Bank owned life insurance income	2,201	2,107	198
Other	5,771	1,753	2,358

Total non-interest income	14,837	9,292	5,043

Non-interest expense:
Salaries and employee benefits	17,061	13,703	12,635
ESOP and RRP compensation expense	2,990	2,988	4,095
Occupancy and equipment	4,099	4,081	3,739
Federal deposit insurance premiums	276	252	360
Data processing costs	2,139	1,807	1,656
Provision for losses on other real estate owned	-	17	25
Goodwill amortization	-	4,617	4,617
Other	8,866	7,631	6,888

Total non-interest expense	35,431	35,096	34,015

Income before income taxes	61,503	41,061	37,591
Income tax expense	22,826	15,821	15,217

Net income	$38,677	$25,240	$22,374

Earnings per Share:
Basic	$1.62	$1.06	$0.88
Diluted	$1.54	$1.00	$0.84

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

 (Dollars in thousands)

For the Years ended June 30,	2002	2001	2000
Common Stock (Par Value $0.01):
Balance at beginning of period	$305	$304	$304
Shares issued in exercise of options	10	1	-
Balance at end of period	315	305	304

Additional Paid-in Capital:
Balance at beginning of period	151,239	149,875	148,706
Cash paid for fractional shares of stock dividend	(17)	-	-
Stock options exercised	6,689	792	2
Tax benefit of RRP shares and stock option exercised	2,822	-	164
Amortization of excess fair value over cost - ESOP stock	1,429	572	1,003
Balance at end of period	162,162	151,239	149,875

Retained earnings:
Balance at beginning of period	150,264	133,769	119,100
Net income for the period	38,677	25,240	22,374
Cash dividends declared and paid	(9,881)	(8,745)	(7,705)
Balance at end of period	179,060	150,264	133,769

Accumulated other comprehensive income (loss), net:
Balance at beginning of period	4,030	(6,309)	(3,323)
Change in other comprehensive income (loss) during the period, net of deferred taxes	(1,864)	10,339	(2,986)
Balance at end of period	2,166	4,030	(6,309)

Employee Stock Ownership Plan:
Balance at beginning of period	(6,365)	(6,853)	(8,016)
Amortization of earned portion of ESOP stock	470	488	1,163
Balance at end of period	(5,895)	(6,365)	(6,853)

Recognition and Retention Plan:
Balance at beginning of period	(2,899)	(4,324)	(6,040)
Common stock acquired by RRP	(964)	(503)	(212)
Amortization of earned portion of RRP stock	1,152	1,928	1,928
Balance at end of period	(2,711)	(2,899)	(4,324)

Treasury Stock:
Balance at beginning of period	(66,799)	(57,503)	(38,205)
Purchase of treasury shares, at cost	(14,690)	(9,296)	(19,298)
Balance at end of period	(81,489)	(66,799)	(57,503)

Common Stock Held by Benefit Maintenance Plan:
Balance at beginning of period	(2,659)	(1,790)	(831)
Common stock acquired	(1,208)	(869)	(959)
Balance at end of period	(3,867)	(2,659)	(1,790)

Statements of Comprehensive Income
Net Income	38,677	25,240	22,374
Minimum pension liability, net of tax of $1,604 during the year ended June 30, 2002	(1,908)	-	-
Reclassification adjustment for securities sold, net of taxes of $929, $447 and $(1,194) during the years ended June 30, 2002, 2001 and 2000	(1,090)	(524)	1,402
Net unrealized securities gains (losses) arising during the period, net of taxes of $965, $9,254 and $(3,738) during the years ended June 30, 2002, 2001 and 2000	1,134	10,863	(4,388)
Comprehensive Income	$36,813	$35,579	$19,388

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In thousands)

For the Years ended June 30,	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$38,677	$25,240	$22,374
Adjustments to reconcile net income to net cash provided by operating activities
Net gain on investment and mortgage backed securities called	(11)	-	-
Net (gain) loss on investment and mortgage backed securities sold	(2,018)	(970)	2,599
Net (gain) loss on sale of loans held for sale	(20)	(6)	11
Net (gain) loss on sales and disposals of other assets	(117)	(34)	191
Net depreciation and amortization	1,556	1,024	716
ESOP and RRP compensation expense	3,051	2,988	4,095
Provision for loan losses	240	740	240
Goodwill amortization	-	4,617	4,617
Originations of loans held for sale	(2,538)	(943)	(1,258)
Proceeds from sales of loans held for sale	4,325	1,049	1,147
Decrease (Increase) in other assets and other real estate owned	165	(3,375)	(30,612)
Increase in other liabilities	3,748	4,314	6,012
Net cash provided by Operating Activities	47,058	34,644	10,132
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in short-term investments	(39,855)	(27,170)	1,562
Proceeds from maturities of investment securities held to maturity	755	3,270	4,220
Proceeds from maturities of investment securities available for sale	7,045	13,220	131,922
Proceeds from calls of investment securities held to maturity	2,155	10,500	10,000
Proceeds from calls of investment securities available for sale	25,211	30,675	2,400
Proceeds from sales of investment securities available for sale	8,589	2,227	39,867
Proceeds from sales of mortgage backed securities held to maturity	-	-	1,955
Proceeds from sales and calls of mortgage backed securities available for sale	5,005	-	64,937
Purchases of investment securities available for sale	(87,082)	(10,275)	(150,751)
Purchases of mortgage backed securities available for sale	(42,218)	(81,520)	(68,960)
Principal collected on mortgage backed securities held to maturity	4,885	5,169	7,532
Principal collected on mortgage backed securities available for sale	179,950	94,727	71,342
Net increase in loans	(161,989)	(239,227)	(338,395)
Purchases of fixed assets, net	(1,593)	(1,056)	(1,080)
Sale (Purchase) of Federal Home Loan Bank stock	10,017	(1,959)	(14,142)
Net cash used in Investing Activities	(89,125)	(201,419)	(237,591)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in due to depositors	351,602	209,284	(27,913)
Net increase (decrease) in escrow and other deposits	5,746	4,799	(1,416)
Decrease in securities sold under agreements to repurchase	(330,071)	(6,239)	(47,633)
Proceeds from (Repayments of) Federal Home Loan Bank of New York advances	32,500	(12,500)	305,000
Proceeds from subordinated notes payable	-	-	25,000
Common stock issued for exercise of Stock Options and tax benefits of RRP	9,511	792	164
Purchase of common stock by the RRP and Benefit Maintenance Plan	(2,172)	(1,372)	(1,171)
Cash dividends paid to stockholders and cash disbursed in payment of stock dividends	(9,898)	(8,745)	(7,704)
Purchase of treasury stock	(14,690)	(9,296)	(19,298)
Net cash provided by Financing Activities	42,528	176,723	225,029
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	461	9,948	(2,430)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	25,319	15,371	17,801
CASH AND DUE FROM BANKS, END OF PERIOD	$25,780	$25,319	$15,371
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$16,748	$10,831	$12,800
Cash paid for interest	$104,606	$112,623	$97,421
Transfer of loans to other real estate owned	$134	$228	$429
Change in unrealized gain (loss) on available for sale securities, net of deferred taxes	$44	$10,339	$(2,986)
Change in minimum pension liability, net of deferred taxes	$(1,908)	-	-

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Dollars In Thousands Except Share and Per Share Amounts)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Dime Community Bancshares, Inc. (the "Company" or "DCB") is a Delaware corporation organized by The Dime Savings Bank of Williamsburgh (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on June 26, 1996.  Presently, the significant assets of the Company are the capital stock of the Bank, the Company's loan to the Bank's ESOP, investments retained by the Company, and an investment real estate property owned by the Company's wholly-owned subsidiary, 842 Manhattan Avenue Corporation.  The Company's liabilities are composed primarily of short-term borrowings utilized to fund the purchase of mortgage-backed securities and a $25.0 million subordinated note payable maturing in May 2010.  The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.

The Bank was originally founded in 1864 as a New York State-chartered mutual savings bank.  In November 1995, the Bank converted to a federal stock savings bank.  The Bank has been, and intends to continue to be, a community-oriented financial institution providing financial services and loans for housing within its market areas.  The Bank maintains its headquarters in the Williamsburg section of the borough of Brooklyn, New York.  The Bank has twenty retail banking offices located throughout the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County in New York.

Summary of Significant Accounting Policies - The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP").  The following is a description of the significant policies:

Stock Dividends – All capital accounts, share and per share data included in the consolidated financial statements and notes thereto have been retroactively adjusted to reflect the 50% common stock dividend paid on August 21, 2001 and the 50% common stock dividend paid on April 24, 2002.

Principles of Consolidation - The accompanying 2002, 2001 and 2000 consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, the Bank and 842 Manhattan Avenue Corp.  All financial statements presented also include the accounts of the Bank's four wholly-owned subsidiaries, Havemeyer Equities Corp. (''HEC''), Boulevard Funding Corp. (''BFC''), Havemeyer Investments Inc. and DSBW Residential Preferred Funding Corp.  842 Manhattan Avenue Corp. owns and manages a real estate property which housed a former branch premise of Financial Federal Savings Bank, F.S.B. ("FFSB"), a subsidiary of Financial Bancorp, Inc. ("FIBC"), which the Company acquired on January 21, 1999.  DRPFC, established in March, 1998, invests in real estate loans and is intended to qualify as a real estate investment trust for federal tax purposes.  BFC  was established in order to invest in real estate joint ventures and other real estate assets.  BFC had no investments in real estate at June 30, 2002, and is currently inactive.  HEC was also originally established in order to invest in real estate joint ventures and other real estate assets.  In June, 1998, HEC assumed direct ownership of DSBW Preferred Funding Corp. ("DPFC").  DPFC, established as a direct subsidiary of the Bank in March, 1998, invests in real estate loans and is intended to qualify as a real estate investment trust for federal tax purposes.  HEC had no other investments as of June 30, 2002.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Investment Securities and Mortgage-Backed Securities - Purchases and sales of investments and mortgage-backed securities are recorded on trade date.  Gains and losses on sales of investment and mortgage-backed securities are recorded on the specific identification basis.

Statement of Financial Accounting Standards ("SFAS") No. 115, ''Accounting for Investments in Debt and Equity Securities'' (''SFAS 115'') requires that debt and equity securities that have readily determinable fair values be carried at fair value unless they are held to maturity. Debt securities are classified as held to maturity and carried at amortized cost only if the reporting entity has a positive intent and ability to hold these securities to maturity. If not classified as held to maturity, such securities are classified as securities available for sale or as trading securities. Unrealized holding gains or losses on securities available for sale are excluded from net income and reported net of income taxes as other comprehensive income.  At June 30, 2002 and 2001, all equity securities are classified as available for sale.

Neither the Company nor the Bank acquires securities for the purpose of engaging in trading activities.

Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value.

Allowance for Loan Losses - The Bank provides a valuation allowance for estimated losses inherent in the portfolio.  The valuation allowance for estimated losses on loans is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, existing adverse situations which may affect the borrower's ability to repay, estimated value of underlying collateral and current economic conditions in the Bank's lending area. The allowance is increased by provisions for loan losses charged to operations and is reduced by charge-offs, net of recoveries.  While management uses available information to estimate losses on loans, future additions to, or reductions in, the allowance may be necessary based on changes in economic conditions beyond management's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to, or reductions in, the allowance based on judgments different from those of management. Management believes, based upon all relevant and available information, that the allowance for loan losses is appropriate to absorb losses inherent in the portfolio.

Statement of Financial Accounting Standards ("SFAS") No. 114, ''Accounting by Creditors for Impairment of a Loan'' requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of expected future cash flows discounted at the loan's effective interest rate. As an expedient, creditors may account for impaired loans at the fair value of the collateral or at the observable market price of the loan if one exists.  If the estimated fair value of the impaired loan is less than the recorded amount, a specific valuation allowance is established.  If the impairment is considered to be permanent, a write-down is charged against the allowance for loan losses.

Loans -  Loans are reported at the principal amount outstanding, net of unearned income and the allowance for loan losses.  Interest income on loans is recorded using the level yield method.  Under this method, discount accretion and premium amortization are included in interest income.

Accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes 90 days past due as to principal or interest.  When interest accruals are discontinued, any interest accrued to income in the current year is reversed. Payments on nonaccrual loans are typically applied to principal.  Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of collateral is sufficient to cover the principal balance and accrued interest.  Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions.

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

Earnings Per Share ("EPS") - Earnings per share are calculated and reported in accordance with SFAS 128, "Earnings Per Share.''  SFAS 128 requires disclosure of basic earnings per share and diluted earnings per share for entities with complex capital structures on the face of the income statement, along with a reconciliation of the numerator and denominator of basic and diluted earnings per share.

The following is a reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share for the years ended June 30, 2002, 2001 and 2000 (in thousands).

Fiscal Year Ended June 30,	2002	2001	2000
Numerator:
Net Income per the Consolidated Statement of Operations	$38,677	$25,240	$22,374
Denominator:
Average shares outstanding utilized in the calculation of basic earnings per share	23,910,023	23,845,878	25,371,234

Unvested shares of Recognition and Retention Plan	140,771	397,404	601,985
Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options	995,508	921,470	568,742
Average shares outstanding utilized in the calculation of diluted earnings per share	25,046,302	25,164,752	26,541,961

Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options are calculated based upon the excess of the average market value of the Company's common stock over the exercise price of outstanding options during the fiscal years ended June 30, 2002, 2001 and 2000.

Accounting for Goodwill and Core Deposit Intangible - During the fiscal years ended June 30, 2001 and 2000, goodwill generated from the Company's acquisition of Conestoga Bancorp, Inc. ("Conestoga") on June 26, 1996 was amortized to expense on a straight line basis based upon a twelve year amortization period, and goodwill generated from the Company's acquisition of FIBC on January 21, 1999 was amortized to expense on a straight line basis based upon a twenty year amortization period.

Effective July 1, 2001, the Company adopted SFAS 142 "Goodwill and Other Intangible Assets."  SFAS 142 established new standards for goodwill acquired in a business combination.  SFAS 142 eliminated amortization of goodwill and instead required a transitional goodwill impairment test to be performed six months from the date of adoption and requires an annual impairment test be performed thereafter.  As of July 1, 2001, and June 30, 2002, goodwill totaling $55.6 million was subject to the transitional goodwill impairment test.  Prior to adoption of SFAS 142, annual goodwill amortization expense totaled $4.6 million.

Prior to December 31, 2001, the Company completed the transitional impairment test for goodwill as of July 1, 2001, and concluded that no potential impairment exists.  The Company subsequently designated the last day of its fiscal year as its annual date for impairment testing, and completed a second impairment test as of June 30, 2002.  This test also concluded that no potential impairment of goodwill exists.  No events have occurred or circumstances have changed subsequent to June 30, 2002 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or changes in circumstances would require an immediate impairment test to be performed in accordance with SFAS 142.

Had the Company been accounting for goodwill and other intangible assets under SFAS 142 for all periods presented, net income and earnings per share would have been as follows:

Fiscal Years Ended June 30,	2002	2001	2000
NET INCOME
Reported Net Income	$38,677	$25,240	$22,374
Goodwill amortization, net of tax	-	4,617	4,617
Adjusted net income	$38,677	$29,857	$26,991

BASIC EARNINGS PER SHARE
Reported net income	$1.62	$1.06	$0.88
Goodwill amortization, net of tax	-	0.19	0.18
Adjusted net income	$1.62	$1.25	$1.06

DILUTED EARNINGS PER SHARE
Reported net income	$1.54	$1.00	$0.84
Goodwill amortization, net of tax	-	0.19	0.18
Adjusted net income	$1.54	$1.19	$1.02

Changes in the carrying amount of goodwill and other intangible assets during the three fiscal years ended June 30, 2002 are as follows:

Goodwill:

As of and for the fiscal years ended June 30,	2002	2001	2000
Original Amount	$73,107	$73,107	$73,107
Accumulated Amortization	(17,469)	(17,469)	(12,853)
Net Carrying Value	$55,638	$55,638	$60,254

Core Deposit Intangible:

As of and for the fiscal years ended June 30,	2002	2001	2000
Original Amount	$4,950	$4,950	$4,950
Accumulated Amortization	(2,840)	(2,015)	(1,190)
Net Carrying Value	$2,110	$2,935	$3,760

In conjunction with adopting SFAS 142, the Company also re-assessed the useful lives and classification of its identifiable intangible assets and determined that they remain appropriate.  Aggregate amortization expense related to the core deposit intangible was $825 for the fiscal years ended June 30, 2002, 2001 and 2000.  Estimated future amortization expense (in thousands) related to the core deposit intangible is as follows:

For the Fiscal Year Ending June 30:
2003	$825
2004	825
2005	460
2006	-
$2,110

Income Taxes - Income taxes are accounted for in accordance with SFAS 109, "Accounting for Income Taxes," which requires that deferred taxes be provided for temporary differences between the book and tax bases of assets and liabilities.

Cash Flows - For purposes of the Consolidated Statement of Cash Flows, the Company considers cash and due from banks to be cash equivalents.

Employee Benefits – The Bank maintains the Retirement Plan of The Dime Savings Bank of Williamsburgh ("Employee Retirement Plan") and The Dime Savings Bank of Williamsburgh 401(k) Plan ["401(k) Plan"] for substantially all of its employees, both of which are tax qualified under the Internal Revenue Code of 1986, as amended (the "Code").

The Bank also maintains the Postretirement Welfare Plan of The Dime Savings Bank of Williamsburgh (the "Postretirement Benefit Plan."), providing additional postretirement benefits to employees that are recorded in accordance with SFAS 106, ''Employers' Accounting for Postretirement Benefits Other Than Pensions.''  SFAS 106 requires accrual of postretirement benefits (such as health care benefits) during the years an employee provides services.

The Company and Bank maintain the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates ("ESOP").  Compensation expense related to the ESOP is recorded in accordance with Statement of Position 93-6, which requires the compensation expense to be recorded during the period in which the shares become committed to be released to participants.  The compensation expense is measured based upon the fair market value of the stock during the period, and, to the extent that the fair value of the shares committed to be released differs from the original cost of such shares, the difference is recorded as an adjustment to additional paid-in capital.

The Company maintains the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc.  ("RRP"), the Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees and the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (collectively the "Stock Option Plans"); all of which are subject to the accounting requirements of SFAS 123, "Accounting for Stock-Based Compensation."  SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.  To date, no compensation expense has been recorded for stock options, since, for all granted options, the market price on the date of grant equals the amount employees must pay to acquire the stock.   In accordance with APB 25, compensation expense related to the RRP is recorded for all shares earned by participants during the period at the average historical acquisition cost of all allocated RRP shares.

Derivative Instruments - In June, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" as amended in June 1999 by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS 133).  SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value.  Under SFAS 133, an entity may designate a derivative as a hedge of exposure to changes in either: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction.  Depending upon the effectiveness of the hedge and/or the transaction being hedged, any fluctuations in the fair value of the derivative instrument are either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income.  Changes in the fair value of all derivative instruments not receiving hedge accounting recognition are recorded in current year earnings.  During the fiscal years ended June 30, 2002, 2001 and 2000, neither the Company nor the Bank held any derivative instruments or any embedded derivative instruments that require bifurcation.

Comprehensive Income - Comprehensive income for the fiscal years ended June 30, 2002, 2001 and 2000 is determined in accordance with SFAS 130, "Reporting Comprehensive Income.''  Comprehensive income includes revenues, expenses, and gains and losses which, under GAAP, bypass net income and are typically reported as a component of stockholders' equity.

Disclosures About Segments of an Enterprise and Related Information - The Company's consolidated financial statements reflect the adoption of SFAS 131, "Disclosures About Segments of an Enterprise and Related Information."

SFAS 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders.  It also establishes standards for related disclosure about products and services, geographic areas, and major customers.  The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments.  Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance.  The statement also requires that public enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets.  It additionally requires that information be reported about revenues derived from the enterprises' products or services, or about the countries in which the enterprises earn revenues and holds assets, and about major customers, regardless of whether that information is used in making operating decisions.

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

General information required by SFAS 131 is disclosed in the Consolidated Financial Statements and accompanying notes.   Additionally, for the years ended June 30, 2002, 2001, and 2000, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

Recently Issued Accounting Standards

SFAS 144.  In October 2001 the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," replacing SFAS 121.  SFAS 144 established a single accounting model for long-lived assets to be disposed of by sale that was based upon the framework established in SFAS 121.  SFAS 144 also resolved various implementation issues related to SFAS 121.  The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively.  The Company and Bank adopted SFAS 144 effective July 1, 2002.  Adoption of SFAS 144 did not have a material impact upon the Company's or the Bank's financial condition or results of operations..

SFAS 145.  In April 2002, the FASB issued SFAS 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," which required gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS 145, companies will be required to apply the criteria in APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishment of debt. Upon adoption, companies must reclassify prior period items that do not satisfy the extraordinary item classification criteria in APB Opinion No. 30. Additionally, SFAS 145 amends SFAS 13, "Accounting for Leases," to require that certain lease modifications having economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. All other provisions of SFAS 145 are effective for transactions occurring and/or financial statements issued on or after May 15, 2002.  The implementation of SFAS 145 provisions effective after May 15, 2002 did not have a material impact on the Company's or the Bank's financial condition or results of operations.  Implementation of the remaining provisions is not expected to have a material impact upon the financial condition or results of operations of the Company or the Bank.

SFAS 146.  In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities."  SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred and be measured at fair value and adjusted for changes in estimated cash flows.  GAAP provides for the recognition of such costs at the date of management's commitment to an exit plan. Under SFAS 146, management's commitment to an exit plan would not be sufficient, by itself, to recognize a liability.   SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002, and is not expected to have a material impact upon the financial condition or results of operations of the Company or the Bank.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas in the accompanying financial statements where estimates are significant include the allowance for loans losses, purchase accounting adjustments related to the acquisitions of Conestoga and FIBC and the fair value of financial instruments.

Reclassification - Certain June 30, 2001 and 2000 amounts have been reclassified to conform to the June 30, 2002 presentation.

2.   CONVERSION TO STOCK FORM OF OWNERSHIP

On November 2, 1995, the Board of Directors of the Bank adopted a Plan of Conversion to convert from mutual to stock form of ownership. As part of the Conversion, the Company was incorporated under Delaware law for the purpose of acquiring and holding all of the outstanding stock of the Bank. On June 26, 1996, the Company completed its initial public offering and issued 32,731,875 shares of common stock (par value $.01 per share) (the "Conversion") at a price of $4.44 per share, resulting in net proceeds of approximately $141,368 prior to the acquisition of stock by the ESOP.  Costs related to the Conversion were charged against the Company's proceeds from the sale of the stock.

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

The Company acquired Conestoga on June 26, 1996.  The liquidation account previously established by Conestoga's subsidiary, Pioneer Savings Bank, F.S.B., during its initial public offering in March 1993, was assumed by the Company in the acquisition.  The Company adopted SFAS 142 effective July 1, 2002, under which it will no longer amortize goodwill expense related to the Conestoga acquisition, but will instead evaluate it annually for impairment.

The Company acquired FIBC on January 21, 1999.  The liquidation account previously established by FIBC's subsidiary, FFSB, during its initial public offering was assumed by the Company in the acquisition.

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

3.   INVESTMENT SECURITIES HELD TO MATURITY AND AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and estimated fair value of investment securities held to maturity at June 30, 2002 were as follows:

	Investment Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Debt Securities:
Obligations of state and political subdivisions	$875	$9	-	$884
	$875	$9	-	$884

The amortized cost and estimated fair value of investment securities held to maturity at June 30, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment fees.

	Amortized Cost	Estimated Fair Value
Due in one year or less	-	-
Due after one year through five years	$75	$84
Due after five years through ten years	800	800
	$875	$884

During the year ended June 30, 2002, proceeds from the calls of investment securities held to maturity totaled $2,155.  A gain of $11 was recognized on these calls.  There were no sales of investment securities held to maturity during the year ended June 30, 2002.

The amortized/historical cost, gross unrealized gains and losses and estimated fair value of investment securities available for sale at June 30, 2002 were as follows:

	Investment Securities Available for Sale
	Amortized/ Historical Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$85,050	$773	-	$85,823
Corporate securities	46,887	551	$(631)	46,807
Public utilities	1,377	11	-	1,388
Total debt securities	133,314	1,335	(631)	134,018
Equity securities	3,997	788	(225)	4,560
	$137,311	$2,123	$(856)	$138,578

The amortized cost and estimated fair value of the debt securities component of investment securities available for sale at June 30, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment fees.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$50,067	$50,496
Due after one year through five years	65,157	65,994
Due after five years through ten years	1,000	998
Due after ten years	17,090	16,530
	$133,314	$134,018

During the year ended June 30, 2002, proceeds from the sales and calls of investment securities available for sale totaled $8,589 and $25,211, respectively.  Net gains of $2,014 resulted from the sales.  No gain or loss resulted from the calls.

The amortized cost, gross unrealized gains and losses and estimated fair value of investment securities held to maturity at June 30, 2001 were as follows:

	Investment Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Debt Securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,000	$10	-	$2,010
Obligations of state and political subdivisions	1,284	20	-	1,304
Corporate securities	500	5	-	505
	$3,784	$35	-	$3,819

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

The amortized/historical cost, gross unrealized gains and losses and estimated fair value of investment securities available for sale at June 30, 2001 were as follows:

	Investment Securities Available for Sale
	Amortized/ Historical Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$33,705	$285	$(4)	$33,986
Corporate securities	47,503	464	(634)	47,333
Public utilities	1,636	18	(1)	1,653
	82,844	767	(639)	82,972
Equity securities	6,379	2,006	-	8,385
	$89,223	$2,773	$(639)	$91,357

During the year ended June 30, 2001, proceeds from the sales and calls of investment securities available for sale totaled $2,227 and $30,675, respectively.  Net gains of $970 resulted from the sales.  No gain or loss resulted from the calls.

4.   MORTGAGE-BACKED SECURITIES HELD TO MATURITY AND AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and estimated fair value of mortgage-backed securities held to maturity at June 30, 2002 were as follows:

	Mortgage-Backed Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
GNMA pass-through certificates	$1,411	$91	-	$1,502
FHLMC pass-through certificates	424	10	-	434
FNMA pass-through certificates	1,440	33	-	1,473
	$3,275	$134	-	$3,409

There were no sales or calls of mortgage-backed securities held to maturity during the fiscal year ended June 30, 2002.

The amortized cost, gross unrealized gains and losses and estimated fair value of mortgage-backed securities available for sale at June 30, 2002 were as follows:

	Mortgage-Backed Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Collateralized mortgage obligations	$209,476	$4,118	$(15)	$213,579
GNMA pass-through certificates	52,564	1,620	-	54,184
FHLMC pass-through certificates	9,645	272	-	9,917
FNMA pass-through certificates	10,241	291	-	10,532
	$281,926	$6,301	$(15)	$288,212

Proceeds from calls of mortgage-backed securities available for sale were $5,005 during the fiscal year ended June 30, 2002 and a gain of $4 was recognized on these calls.  There were no sales of mortgage-backed securities available for sale during the fiscal year ended June 30, 2002.

The amortized cost, gross unrealized gains and losses and estimated fair value of mortgage-backed securities held to maturity at June 30, 2001 were as follows:

	Mortgage-Backed Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
GNMA pass-through certificates	$2,111	$76	-	$2,187
FHLMC pass-through certificates	3,025	28	-	3,053
FNMA pass-through certificates	3,024	62	-	3,086
	$8,160	$166	-	$8,326

There were no sales or calls of mortgage-backed securities held to maturity during the fiscal year ended June 30, 2001.

The amortized cost, gross unrealized gains and losses and estimated fair value of mortgage-backed securities available for sale at June 30, 2001 were as follows:

	Mortgage-Backed Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Collateralized mortgage obligations	$301,412	$3,083	$(56)	$304,439
GNMA pass-through certificates	90,152	1,768	-	91,920
FHLMC pass-through certificates	16,535	217	(7)	16,745
FNMA pass-through certificates	16,838	345	-	17,183
	$424,937	$5,413	$(63)	$430,287

There were no sales or calls of mortgage-backed securities available for sale during the fiscal year ended June 30, 2001.

5.   LOANS

The Bank's real estate loans are composed of the following:

At June 30,	2002	2001
One- to four-family	$154,818	$189,651
Multi-family residential	1,694,422	1,541,531
Commercial real estate	243,694	196,503
F.H.A. and V. A. insured mortgage loans	5,565	6,450
Co-op loans	17,766	22,936
	2,116,265	1,957,071
Net unearned costs (fees)	57	(855)
	$2,116,322	$1,956,216

The Bank originates both adjustable and fixed interest rate real estate loans.  At June 30, 2002, the approximate composition of these loans was as follows:

Fixed Rate		Variable Rate
Period to Maturity	Book Value	Period to Maturity or Next Repricing	Book Value
1 year or less	$3,380	1 year or less	$107,176
> 1 year-3 years	16,034	> 1 year-3 years	236,835
> 3 years-5 years	46,810	> 3 years-5 years	846,971
> 5 years-10 years	348,223	> 5 years-10 years	319,710
> 10 years	185,781	> 10 years	5,345
	$600,228		$1,516,037

The adjustable-rate loans are generally indexed to the Federal Home Loan Bank of New York ("FHLBNY") five-year borrowing rate, or the one- or three-year constant maturity Treasury index.  The contractual terms of adjustable rate multi-family residential and commercial real estate loans provide that their interest rate, upon repricing, cannot fall below their rate at the time of origination.  The majority of our one- to four-family residential adjustable-rate loans are subject to periodic and lifetime caps and floors on interest rate changes, typically 200 basis points and 600 basis points, respectively.

A concentration of credit risk exists within the Bank's loan portfolio, as the majority of real estate loans are collateralized by properties located in the New York City metropolitan area.

The Bank's other loans are composed of the following:

At June 30,	2002	2001
Student loans	$502	$827
Passbook loans (secured by savings and time deposits)	1,520	1,589
Consumer installment and other loans	1,715	1,729
	$3,737	$4,145

Loans on which the accrual of interest has been discontinued were $2,123 and $3,058 at June 30, 2002 and 2001, respectively.  Interest income foregone on nonaccrual loans was not material during the fiscal years ended June 30, 2002, 2001 and 2000.

The Bank had no loans considered troubled-debt restructurings at June 30, 2002.  The Bank had outstanding loans considered troubled-debt restructurings of $2,924 at June 30, 2001.  Income recognized on troubled-debt restructurings was approximately $414, $132 and $56 for the years ended June 30, 2002, 2001, and 2000, respectively, compared to interest income of $414, $173 and $70 calculated under the original terms of the loans, for the years ended June 30, 2002, 2001 and 2000, respectively.

The recorded investment in loans for which impairment has been recognized under the guidance of SFAS 114 was approximately $878 and $4,054 at June 30, 2002 and 2001, respectively. The average balance of impaired loans was approximately $3,166, $3,741, and $1,482 for the years ended June 30, 2002, 2001, and 2000 respectively. Write-downs on impaired loans were not material during the years ended June 30, 2002 and 2001.  At June 30, 2002 and 2001, specific reserves totaling $88 and $775 were allocated within the allowance for loan losses for impaired loans.  During the year ended June 30, 2002, the Bank received full repayment of principal totaling $2,924 and interest totaling $414 on an impaired loan.  Net principal and interest received on impaired loans during the years ended June 30, 2001 and 2000 was not material.

The following assumptions were utilized in evaluating the loan portfolio pursuant to the provisions of SFAS 114:

Homogenous Loans - Individual one- to four-family residential mortgage loans and cooperative apartment loans having a balance of less than $300 and all consumer loans, are considered to be small balance homogenous loan pools and, accordingly, are not covered by SFAS 114.

Loans Evaluated for Impairment - All non-homogeneous loans greater than $1,000 are individually evaluated for potential impairment. Additionally, residential mortgage loans exceeding $300 and delinquent in excess of 60 days are evaluated for impairment.  A loan is considered impaired when it is probable that all contractual amounts due will not be collected in accordance with the terms of the loan. A loan is not deemed to be impaired if a delay in receipt of payment is expected to be less than 30 days or if, during a longer period of delay, the Bank expects to collect all amounts due, including interest accrued at the contractual rate during the period of the delay.  At June 30, 2002 and 2001, all impaired loans were on nonaccrual status. In addition, at June 30, 2002 and 2001, respectively, approximately $1,245 and $1,927 of one- to four-family residential cooperative apartment loans with a balance of less than $300 and consumer loans were on nonaccrual status. These loans are considered as a homogeneous loan pool not covered by SFAS 114.

Reserves and Charge-Offs - The Bank allocates a portion of its total allowance for loan losses to loans deemed impaired under SFAS 114. All charge-offs on impaired loans are recorded as a reduction in both loan principal and the allowance for loan losses. Management evaluates the adequacy of its allowance for loan losses on a regular basis.  Management believes that its allowance at June 30, 2002 was appropriate to provide for losses inherent in the total loan portfolio, including impaired loans.

Measurement of Impairment - Since all impaired loans are collateralized by real estate properties, the fair value of the collateral is utilized to measure impairment.  The fair value of the collateral is measured at soon as practicable after the loan becomes impaired and periodically thereafter.

Income Recognition - Accrual of interest is discontinued on loans identified as impaired and past due ninety days. Subsequent cash receipts are applied initially to the outstanding loan principal balance. Additional receipts beyond the recorded outstanding balance at the time interest is discontinued are recorded as recoveries in the Bank's allowance for loan losses.

6.

ALLOWANCE FOR LOAN LOSSES AND LOSSES ON OTHER REAL ESTATE OWNED

Changes in the allowance for loan losses were as follows:

For the year ended June 30,	2002	2001	2000
Balance at beginning of period	$15,459	$14,785	$15,081
Provision charged to operations	240	740	240
Loans charged off	(349)	(81)	(545)
Recoveries	20	15	9
Balance at end of period	$15,370	$15,459	$14,785

Changes in the allowance for losses on other real estate owned were as follows:

For the year ended June 30,	2002	2001	2000
Balance at beginning of period	$20	$45	$149
Provision charged to operations	-	18	25
Charge-offs, net of recoveries	-	(43)	(129)
Balance at end of period	$20	$20	$45

7.   MORTGAGE SERVICING ACTIVITIES

At June 30, 2002 and 2001, the Bank was servicing loans for others having principal amounts outstanding of approximately $35,752 and $42,238 respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing.  The deferred servicing rights related to these loans totaled $130 and $115 at June 30, 2002 and 2001.  In connection with these loans serviced for others, the Bank held borrowers' escrow balances of approximately $377 and $462 at June 30, 2002 and 2001, respectively.

8.   PREMISES AND FIXED ASSETS

The following is a summary of premises and fixed assets:

At June 30,	2002	2001
Land	$2,457	$2,457
Buildings	10,278	10,288
Leasehold improvements	10,141	9,621
Furniture and equipment	9,584	8,488
	32,460	30,854
Less: accumulated depreciation and amortization	(17,311)	(16,214)
	$15,149	$14,640

Depreciation and amortization expense amounted to approximately $1,084, $1,201, and $1,080 for the years ended June 30, 2002, 2001 and 2000, respectively.

9.   FEDERAL HOME LOAN BANK OF NEW YORK CAPITAL STOCK

The Bank is a Savings Bank Member of the FHLBNY.  Membership requires the purchase of shares of FHLBNY capital stock at $100 per share. The Bank owned 343,654 and 443,824 shares at June 30, 2002 and 2001, respectively. The bank recorded FHLBNY stock dividends of the capital stock of $2,065, $3,026 and $2,638 during the years ended June 30, 2002, 2001 and 2000, respectively.

10.   DUE TO DEPOSITORS

Deposits are summarized as follows:

At June 30,	2002		2001
	Effective Cost	Liability	Effective Cost	Liability
Savings accounts	1.25%	$363,732	2.08%	$347,983
Certificates of deposit	3.73	748,005	5.30	691,193
Money market accounts	2.39	556,376	4.54	296,157
NOW and Super NOW accounts	1.23	29,005	1.22	25,754
Non-interest bearing checking accounts	-	82,916	-	67,345
	2.59%	$1,780,034	4.03%	$1,428,432

The distribution of certificates of deposit by remaining maturity was as follows:

At June 30,	2002	2001
Maturity in three months or less	$147,250	$176,159
Over 3 through 6 months	183,801	155,009
Over 6 through 12 months	166,589	186,317
Over 12 months	250,365	173,708
Total certificates of deposit	$748,005	$691,193

The aggregate amount of certificates of deposit with a minimum denomination of one-hundred thousand dollars was approximately $132,464 and $104,018 at June 30, 2002 and 2001, respectively.

11.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Presented below is information concerning securities sold with agreement to repurchase:

At or for the year ended June 30,	2002	2001
Balance outstanding at end of period	$97,717	$427,788
Average interest cost at end of period	5.61%	4.73%
Average balance outstanding during the year	$260,988	$437,153
Average interest cost during the year	4.47%	6.26%
Carrying value of underlying collateral at end of period	$95,994	$425,450
Estimated fair value of underlying collateral	$96,093	$430,803
Maximum balance outstanding at month end during the year	$395,444	$455,603

12.   FEDERAL HOME LOAN BANK OF NEW YORK ADVANCES

The Bank had borrowings (''Advances'') from the FHLBNY totaling $575,000 and $542,500 at June 30, 2002 and 2001, respectively. The average cost of FHLBNY Advances was 6.94% and 6.13%, respectively, during the years ended June 30, 2002 and 2001, and the average interest rate on outstanding FHLBNY Advances was 5.07% and 5.98%, respectively, at June 30, 2002 and 2001.  At June 30, 2002, in accordance with its Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank maintained the requisite qualifying collateral with the FHLBNY (principally real estate loans), as defined by the FHLBNY, to secure such Advances.  During the fiscal years ended June 30, 2002 and 2001, prepayment expenses were paid on FHLBNY Advances totaling $5,865 and $766 and were recorded as interest expense on FHLBNY Advances.  Excluding these prepayment expenses, the average cost on FHLBNY borrowings was 5.90% during the fiscal year ended June 30, 2002 and 5.99% during the fiscal year ended June 30, 2001.

13.   SUBORDINATED NOTES PAYABLE

On April 12, 2000, the Company issued subordinated notes in the aggregate amount of $25,000. The notes have a fixed rate of interest of 9.25% and mature on May 1, 2010.  Interest expense recorded on the notes, inclusive of amortization of related issuance costs, was $2,396, $2,396 and $521 during the years ended June 30, 2002, 2001 and 2000, respectively.

14.   INCOME TAXES

The Company's consolidated Federal, State and City income tax provisions were comprised of the following:

Year Ended June 30,                 2002                                                  2001                                                 2000

	Federal	State and City	Total	Federal	State and City	Total	Federal	State and City	Total
Current	$19,194	$2,532	$21,726	$12,718	$1,515	$14,233	$11,569	$677	$12,246
Deferred	710	390	1,100	1,740	(152)	1,588	2,787	184	2,971
	$19,904	$2,922	$22,826	$14,458	$1,363	$15,821	$14,356	$861	$15,217

In accordance with SFAS 109, deferred tax assets and liabilities are recorded for temporary differences between the book and tax bases of assets and liabilities.

The components of Federal and net State and City deferred income tax assets and liabilities were as follows:

At June 30,	2002		2001
	Federal	State and City	Federal	State and City
Deferred tax assets:
Excess book bad debt over tax Bad debt reserve (a)	$4,767	$1,908	$4,244	$2,642
Employee benefit plans (a)	3,144	1,910	2,806	1,673
Tax effect of other comprehensive loss on minimum pension liability (a)	1,027	577	-	-
Other (a)	51	29	63	37
Total deferred tax assets	8,989	4,424	7,113	4,352
Less: Valuation allowance on deferred tax assets	-	-	-	-
Deferred tax assets after valuation allowance	$8,989	$4,424	$7,113	$4,352
Deferred tax liabilities:
Undistributed earnings of subsidiary (b)	$8,644	$6	$6,955	$14
Tax effect of other comprehensive income on securities available for sale (a)	2,113	1,358	2,090	1,344
Difference in book and tax carrying value of fixed assets (a)	102	(40)	217	26
Tax effect of purchase accounting fair value adjustments (a)	1,049	590	1,059	627
Other (a)	25	14	31	18
Total deferred tax liabilities	$11,933	$1,928	$10,352	$2,029
Net deferred tax (liability) asset	$(2,944)	$2,496	$(3,239)	$2,323

(a)

Recorded in other assets.

(b)

Recorded in other liabilities.

During the year ended June 30, 2002, deferred tax liabilities include a decrease of $37 resulting from adjustments pursuant to other comprehensive income associated with SFAS 115, and deferred tax assets include an increase of $1,604 resulting from adjustments pursuant to other comprehensive loss associated with a minimum pension liability.

The provision for income taxes differed from that computed at the Federal statutory rate as follows:

Year ended June 30,	2002	2001	2000
Tax at Federal statutory rate	$21,526	$14,371	$13,157
State and local taxes, net of Federal income tax benefit	1,899	886	560
Goodwill amortization	-	1,616	1,616
Benefit plan differences	282	(8)	42
Adjustments for prior period tax returns	-	(311)	(153)
Investment in Bank Owned Life Insurance	(770)	(737)	(69)
Other, net	(111)	4	64
	$22,826	$15,821	$15,217
Effective tax rate	37.11%	38.53%	40.48%

Savings banks that satisfy certain definitions, tests, and other conditions prescribed by the Code are permitted to deduct, with limitations, bad debts.  Prior to August 1996, this deduction could be computed as a percentage of taxable income before such deduction ("PTI Method") or based upon actual loss experience for Federal, New York State and New York City income taxes.

Pursuant to SFAS 109, the Bank is not required to provide deferred taxes on its tax loan loss reserve as of December 31, 1987 ("base year reserve").  The amount of this reserve on which no deferred taxes have been provided is approximately $15,280.  This reserve could be recognized as taxable income and create a current tax liability using the income tax rates then in effect if one of the following occurs: 1) the Bank's retained earnings represented by the reserve are used for purposes other than to absorb losses from bad debts, including dividends or distributions in liquidation; 2) the Bank fails to qualify as a bank as provided by the Internal Revenue Code, or 3) there is a change in federal tax law.

On August 20, 1996, Federal legislation was signed into law that repealed the reserve method of accounting for bad debts, including the percentage of taxable income method used by the Bank.  This repeal was effective for the Bank's taxable year beginning on January 1, 1996.  In addition, the legislation requires the Bank to include in taxable income its bad debt reserves in excess of its base year reserve over a 6 to 8 year period depending upon the maintenance of certain loan origination levels.  Since the percentage of taxable income method for determining bad debt income tax deductions and the corresponding increase in the income tax bad debt reserve in excess of the base year have both been treated as temporary differences pursuant to SFAS 109, this change in tax law had no effect on the Company's consolidated statement of operations.

15. EMPLOYEE BENEFIT PLANS

Employee Retirement Plan - The Bank sponsors the Employee Retirement Plan, a tax-qualified, noncontributory, defined-benefit retirement plan.  Prior to April 1, 2000, substantially all full-time employees of at least 21 years of age were eligible for participation after one year of service.

Effective April 1, 2000 the Bank froze all participant benefits under the Employee Retirement Plan.  A gain of $1,360 was recorded in June, 2000 related to this benefit curtailment.

The net periodic (credit) cost for the Employee Retirement Plan includes the following components (including a curtailment credit of $1,360 during the fiscal year ended June 30, 2000):

For the year ended June 30,	2002	2001	2000
Service cost	-	-	$528
Interest cost	$1,084	$1,073	1,129
Actual return on plan assets	(1,316)	(1,554)	(1,433)
Net amortization and deferral	38	(11)	(32)
Curtailment credit	-	-	(1,360)
Net periodic credit	$(194)	$(492)	$(1,168)

The funded status of the Employee Retirement Plan was as follows:

June 30,	2002	2001
Projected benefit obligation:
Balance at beginning of period	$14,985	$14,334
Service cost	-	-
Interest cost	1,084	1,073
Actuarial loss	274	681
Benefit payments	(1,143)	(1,041)
Settlements	(4)	(62)
Balance at end of period	15,196	14,985
Plan assets at fair value (investments in trust funds managed by trustee)
Balance at beginning of period	15,140	17,765
Return on plan assets	(71)	(1,522)
Contributions	-	-
Benefit payments	(1,143)	(1,041)
Settlements	(4)	(62)
Balance at end of period	13,922	15,140

Funded status:
(Deficiency) excess of plan assets over projected benefit obligation	(1,274)	155
Unrecognized loss from experience different from that assumed	3,512	1,890
Unfunded minimum pension liability	(3,512)	-
Prepaid (accrued) retirement expense included in other assets (liabilities)	$(1,274)	$2,045

Major assumptions utilized were as follows:

At June 30,	2002	2001
Discount rate	7.50%	7.50%
Expected long-term return on plan assets	9.00	9.00
Rate of increase in compensation levels	-	4.75

Benefit Maintenance Plan of Dime Community Bancshares, Inc. ("BMP") and Retirement Plan for Board Members of Dime Community Bancshares, Inc. ("Directors' Retirement Plan") - The Company and Bank maintain the BMP, which exists in order to compensate executive officers for any curtailments in benefits due to the statutory limitations on benefit plans.  As of June 30, 2002 and 2001, the BMP has an investment in the Company's common stock of $3,867 and $2,659, respectively.  Benefit accruals under the defined benefit portion of the BMP were suspended on April 1, 2000, when they were suspended under the Employee Retirement Plan.

Effective July 1, 1996, the Bank established the Directors' Retirement Plan, which provides benefits to each eligible outside director commencing upon their termination of Board service or at age 65.  Each outside director who serves or has agreed to serve as an outside director will automatically become a participant in the Plan.

The combined cost for the defined benefit portion of the BMP and Directors' Retirement Plan include the following components:

For the year ended June 30,	2002	2001	2000
Service cost	$17	$15	$151
Interest cost	291	273	282
Net amortization and deferral	105	107	173
Curtailment credit	-	-	(131)
	$413	$395	$475

The defined contribution costs incurred by the Company related to the BMP for the years ended June 30, 2002, 2001 and 2000 were $1,264, $333 and $924, respectively.  There is no defined contribution cost incurred by the Company or Bank under the Directors' Retirement Plan.

The combined funded status of the defined benefit portion of the BMP and Directors' Retirement Plan was as follows:

June 30,	2002	2001
Projected benefit obligation:
Balance at beginning of period	$4,023	$3,583
Service cost	17	15
Interest cost	291	273
Benefit payments	-	-
Actuarial (gain) loss	(115)	152
Balance at end of period	4,216	4,023

Plan assets at fair value:
Balance at beginning of period	-	-
Contributions	-	-
Benefit payments	-	-
Balance at end of period	-	-

Funded status:
Deficiency of plan assets over projected benefit obligation	(4,216)	(4,023)
Benefit curtailment	-	-
Unrecognized loss from experience different from that assumed	264	377
Unrecognized net past service liability	534	639
Accrued expense included in other liabilities	$(3,418)	$(3,007)

Amount recognized in statement of financial condition consists of:
Accrued liability	$(3,746)	$(3,540)
Intangible asset	328	533
Net amount recognized	$(3,418)	$(3,007)

Major assumptions utilized were as follows:

At June 30,	2002		2001
	BMP	Directors' Retirement Plan	BMP	Directors' Retirement Plan
Discount rate	7.50%	7.00%	7.50%	7.00%
Rate of increase in compensation levels	-	4.00	-	4.00

401(k) Plan - The Bank also maintains the 401(k) Plan which covers substantially all employees.  Effective July 1, 2000, participant contributions of up to 12% of "covered compensation," as defined by the 401(k) Plan, were permitted.  Prior to July 1, 2000, all Bank contributions to the 401(k) Plan were ceased by amendment effective May 31, 1996, and all participant contributions to the 401(k) Plan were ceased by amendment effective January 1, 1997.  As a result, no expense was recorded related to the 401(k) Plan during the fiscal year ended June 30, 2000.

Effective July 1, 2000 the 401(k) Plan annually receives the proceeds from a 100% vested cash contribution to all participants in the ESOP in the amount of 3% of "covered compensation" [defined as total W-2 compensation including amounts deducted from W-2 compensation for pre-tax benefits such as health insurance premiums and contributions to the 401(k) Plan] up to applicable Internal Revenue Service limits.  The participants have the ability to invest this contribution in any of the investment options offered under the 401(k) Plan.  Otherwise, the Bank makes no other contributions to the 401(k) Plan.  Expenses associated with this contribution totaled $300 and $288 during the fiscal years ended June 30, 2002 and 2001.

The 401(k) plan owns participant investments in the Company's common stock for the accounts of participants which totaled $9,619, $6,428 and $3,532 at June 30, 2002, 2001 and 2000, respectively.

Postretirement Benefit Plan- The Bank offers the Postretirement Benefit Plan to its retired employees who have provided at least five (5) consecutive years of credited service and were active employees prior to April 1, 1991, as follows:

(1)   Qualified employees who retired prior to April 1, 1991 receive full medical coverage in effect until their death at no cost to such retirees;

(2)   Qualified employees retiring after April 1, 1991 will be eligible for continuation of the medical coverage in effect at the time of such employees' retirement until their death. Throughout an employee's retirement, the Bank will continue to pay the premiums for this coverage up to the premium amount paid for the first year of retirement coverage. Should the premiums increase, the employee is required to pay the differential to maintain full medical coverage.

The benefits under the Postretirement Benefit Plan are available only to those full-time employees who commence collecting retirement benefits immediately upon termination of service from the Bank. The Bank reserves the right at any time, to the extent permitted by law, to change, terminate or discontinue any of the group benefits, and can exercise the maximum discretion permitted by law, in administering, interpreting, modifying or taking any other action with respect to the plans or benefits.

The Postretirement Benefit Plan cost includes the following components:

For the year ended June 30,	2002	2001	2000
Service cost	$36	$41	$50
Interest cost	183	172	197
Unrecognized past service liability	(28)	(29)	(17)
	$191	$184	$230

The funded status of the Postretirement Benefit Plan was as follows:

June 30,	2002	2001
Projected benefit obligation:
Balance at beginning of period	$2,603	$2,307
Service cost	36	41
Interest cost	183	172
Actuarial loss	644	237
Benefit payments	(172)	(159)
Balance at end of period	3,294	2,598

Plan assets at fair value:
Balance at beginning of period	-	-
Contributions	172	159
Benefit payments	(172)	(159)
Balance at end of period	-	-

Funded status:
(Deficiency) of plan assets over projected benefit obligation	(3,294)	(2,598)
Unrecognized loss from experience different from that assumed	638	-
Unrecognized net past service liability	(183)	(212)
Accrued (expense) included in other liabilities	$(2,839)	$(2,810)

The assumed medical cost trend rates used in computing the accumulated postretirement benefit obligation was 9.0% in 2002 and was assumed to decrease gradually to 4.5% in 2007 and remain at that level thereafter.  An escalation in the assumed medical care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation by approximately $160.  The assumed discount rate and rate of compensation increase used to measure the accumulated postretirement benefit obligation at June 30, 2002 were 7.50% and 4.75%, respectively. The assumed discount rate and rate of compensation increase used to measure the accumulated postretirement benefit obligation at June 30, 2001 were 7.25% and 4.75%, respectively.

ESOP - The Board of Directors of the Company adopted the ESOP in connection with the Conversion.  The ESOP borrowed $11,638 from the Company and used the funds to purchase 2,618,550 shares of the Company's common stock.  The loan was originally to be repaid principally from the Bank's discretionary contributions to the ESOP over a period of time not to exceed 10 years from the date of the Conversion.  Effective July 1, 2000 the loan agreement was amended to extend the repayment period to thirty years from the date of the Conversion, with the right of optional prepayment.  In exchange for the extension of the loan agreement, various benefits were offered to participants, which included the addition of pre-tax employee contributions to the 401(k) Plan, a 3% annual employer contribution to the ESOP (which is automatically transferred to the 401(k) Plan), and the pass-through of cash dividends received by the ESOP to the individual participants.  The loan had an outstanding balance of $6,128 and $6,602, respectively at June 30, 2002 and 2001, and a fixed rate of 8.0%.

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.  Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation.  The ESOP vests at a rate of 25% per year of service beginning after two years, with full vesting after five years, or upon attainment of age 65, death, disability, retirement or in the event of a "change of control" of the Company as defined in the ESOP.  Shares of common stock allocated to participating employees totaled 99,478, 64,591 and 261,855, respectively, during the years ended June 30, 2002, 2001 and 2000, respectively.  The ESOP benefit expense recorded in accordance with SOP 93-6 for allocated shares totaled $1,838, $1,060 and $2,167, respectively, for the years ended June 30, 2002, 2001 and 2000.

Effective July 1, 2000, the Company or the Bank is required to make a 100% vested cash contribution annually to all participants in the ESOP in the amount of 3% of "covered compensation."  This contribution is guaranteed through December 31, 2006 (unless the ESOP is terminated prior thereto) and will be discretionary after that date.  This contribution is automatically transferred to the 401(k) Plan, and the participant possesses the ability to invest this contribution in any of the investment options offered under the 401(k) Plan.  This annual contribution is made in January of each year based upon the total covered compensation through December 31st of the previous year.

Stock Benefit Plans

RRP - In December 1996, the Company's shareholders approved the RRP, which is designed to retain key officers and directors of the Company and Bank, as well as to provide these persons with a proprietary interest in the Company.  On February 1, 1997, the Company allocated 1,309,275 shares of stock to employees and outside directors.  These shares vested in equal installments on February 1, 1998, 1999, 2000, 2001, and 2002.   On each vesting date, the RRP re-acquired shares that were sold by RRP participants in order to fund income tax obligations associated with their individual vesting of shares.  In addition, during the period February 1, 1997 through February 1, 2002 the RRP re-acquired shares that were forfeited by participants.  The shares re-acquired by the RRP during the period February 1, 1997 through February 1, 2002, either through the repurchase or forfeiture of previously allocated shares, totaled 229,198.  On May 17, 2002, a grant of 45,000 RRP shares was made to executive officers of the Company or the Bank.  These shares vest as follows:  20% on November 25, 2002, and 20% each on April 25, 2003, 2004, 2005 and 2006.  The remaining 184,198 shares held by the RRP at June 30, 2002 remain eligible for future allocation.  The Company continues to account for compensation expense under the RRP pursuant to APB 25, measuring compensation cost based upon the average acquisition value of the RRP shares.

The following is a summary of activity related to the RRP for the years ended June 30, 2002, 2001 and 2000:

At or for the year ended June 30,	2002	2001	2000
Shares acquired (a)	50,226	43,171	30,569
Shares vested	232,776	232,776	232,776
Shares allocated	45,000	-	-
Unallocated shares - end of period	184,198	178,972	135,801
Unvested allocated shares – end of period	45,000	232,776	465,552
Compensation recorded to expense	$1,152	$1,928	$1,928
Effects of accounting for compensation under SFAS 123 instead of APB 25:
Decrease in compensation expense	$240	$428	$428
Increase in Basic EPS	-	0.02	0.02
Increase in Diluted EPS	0.01	0.02	0.02

(a) Represents shares re-acquired from either participant sales of vested shares in order to meet income tax obligations or shares re-acquired from participant forfeitures.

The effects of applying SFAS 123 for disclosing compensation cost may not be representative of the effect on reported net income for future years.

Stock Option Plans

1996 Stock Option Plan - In November, 1996, the Company adopted the Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees (the "1996 Stock Option Plan"), which permits the Company to grant up to 3,294,778 incentive or non-qualified stock options to outside directors, officers and other employees of the Company or the Bank.  The Compensation Committee of the Board of Directors administers the 1996 Stock Option Plan and authorizes all option grants.

On December 26, 1996, 3,135,198 stock options were granted to outside directors, officers and certain employees.  No stock options may be granted under the 1996 Stock Option Plan after December 26, 2006, all of which are fully exercisable at June 30, 2002.

On January 21, 1999, holders of stock options which had been granted by FIBC to purchase 218,193 shares of FIBC common stock were converted into options to purchase 398,888 shares of the Company's common stock (the "Converted Options").  The expiration dates on all Converted Options remained unchanged from the initial grant by FIBC, and all Converted Options were fully exercisable at June 30, 2002.

On January 20, 2000, 149,625 stock options remaining under the 1996 Stock Option Plan were granted to officers and certain employees.  All of these stock options expire on January 20, 2010.  One-fifth of the shares granted to participants under this grant are exercisable by participants on January 20, 2001, 2002, 2003, 2004 and 2005, respectively.

2001 Stock Option Plan - In September, 2001, the Company adopted the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (the "2001 Stock Option Plan"), which permits the Company to grant up to 1,181,250 incentive or non-qualified stock options to officers and other employees of the Company or the Bank and 168,750 non-qualified stock options to outside directors of the Company or Bank.  The Compensation Committee of the Board of Directors administers the 2001 Stock Option Plan and authorizes all option grants.

On November 21, 2001, 360,300 stock options under the 2001 Stock Option Plan were granted to officers and certain employees.  All of these stock options expire on November 21, 2011.  One-fourth of the options granted to participants under this grant become exercisable by participants on November 21, 2002, 2003, 2004 and 2005, respectively.  On November 21, 2001, 45,000 stock options under the 2001 Stock Option Plan were granted to outside directors.  All of these stock options expire on November 21, 2011 and become exercisable by the respective directors on November 21, 2002.

Combined activity related to the 1996 and 2001 Stock Option Plans for the fiscal years ended June 30, 2002, 2001 and 2000 is as follows:

Year Ended June 30,	2002	2001	2000
Options outstanding - beginning of year	3,410,249	3,580,514	3,431,711
Options granted	405,300	-	149,625
Options exercised	1,073,869	165,765	822
Options forfeited	2,400	4,500	-
Options outstanding - end of year	2,739,280	3,410,249	3,580,514
Remaining options available for grant under the plans	954,655	9,955	9,955
Exercisable options at end of year	2,248,405	2,727,709	2,297,109
Weighted average exercise price on exercisable options - end of year	$6.17	$6.16	$5.98

Information regarding the range of exercise prices and weighted average remaining contractual life of both options outstanding and options exercisable as of June 30, 2002 is summarized as follows:

Range of Exercise Prices	Outstanding as of June 30, 2002	Exercisable as of June 30, 2002	Weighted Average Exercise Price	Weighted Average Contractual Years Remaining
$3.00 - $3.50	20,566	20,566	$3.47	4.3
$4.00 - $4.50	267,056	267,056	4.29	4.8
$6.00 - $6.50	1,925,358	1,925,358	6.45	4.5
$6.50 - $7.00	122,500	35,425	6.84	7.6
$16.00 - $16.50	403,800	-	16.36	9.4

The weighted average fair value per option at the date of grant/conversion for stock options granted/converted was estimated as follows:

	Granted Options(a)	FIBC Converted Options

Estimated fair value on date of grant/conversion	$2.94	$6.14
Pricing methodology utilized	Binomial Option/ Black- Scholes	Binomial Option
Expected life (in years)	7.5	7.5
Interest rate	5.65%	5.25%
Volatility	25.15	22.78
Dividend yield	1.64	2.00

(a) Represents weighted average values of stock options granted on December 26, 1996, January 20, 2000, and November 21, 2001.

The Company continues to account for stock options under APB 25, accordingly no compensation cost has been recognized.  Had the Company recorded compensation expense under the fair value methodology of SFAS 123, compensation expense would have increased by $1,619, $1,108 and $1,108, respectively, for the years ended June 30, 2002, 2001 and 2000, net income would have decreased by $874, $598 and $598 respectively for the years ended June 30, 2002, 2001 and 2000, basic earnings per share would have decreased by $0.04 for the year ended June 30, 2002, and $0.03 for the each of the years ended June 30, 2001 and 2000, and diluted earnings per share would have decreased by $0.03 for the year ended June 30, 2002 and $0.02 for the each of the years ended June 30, 2001 and 2000.   The effects of applying SFAS 123 for disclosing compensation cost may not be representative of the effect on reported net income for future years.

16.   COMMITMENTS AND CONTINGENCIES

Mortgage Loan Commitments and Lines of Credit - At June 30, 2002 and 2001, the Bank had outstanding commitments to make real estate loans aggregating approximately $57,248 and $64,240, respectively.

At June 30, 2002, commitments to originate fixed-rate and adjustable-rate real estate loans were $5,305 and $51,943 respectively.  Interest rates on fixed rate commitments ranged between 4.75% and 8.0%. Substantially all of the Bank's commitments will expire within three months of their acceptance by the prospective borrower.  A concentration risk exists with these commitments as virtually all of the outstanding mortgage loan commitments involve multi-family and underlying cooperative properties located within the New York City metropolitan area.

The Bank had available at June 30, 2002 unused lines of credit with the FHLBNY totaling $100,000 expiring on September 13, 2002.  This line was renewed in September 2002.

Lease Commitments - At June 30, 2002, aggregate minimum annual rental commitments on leases are as follows:

Year Ended June 30,	Amount
2003	$932
2004	951
2005	849
2006	867
2007	880
Thereafter	4,225

Rental expense for the years ended June 30, 2002, 2001 and 2000 approximated $906, $812 and $742, respectively.

Litigation - The Company and its subsidiaries are subject to certain pending and threatened legal actions which arise out of the normal course of business.  Management believes that the resolution of any pending or threatened litigation will not have a material adverse effect on the financial condition or results of operations of the Company or its subsidiaries.

17.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS 107, ''Disclosures About Fair Value of Financial Instruments.'' The estimated fair value amounts have been determined by the Company or Bank using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company or Bank could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

FHLBNY Stock - The fair value of FHLBNY stock is assumed to be equal to the carrying value as the stock is carried at par value and redeemable at par value by the FHLBNY.

Loans and Loans Held for Sale - The fair value of loans receivable is determined by utilizing either secondary market prices, or, to a greater extent, by discounting the future cash flows, net of prepayments of the loans, using a rate for which similar loans would be originated with similar terms to new borrowers.  This methodology is applied to all loans, inclusive of impaired and non-accrual loans.

Accrued Interest Receivable – The estimated fair value of accrued interest is its carrying amount receivable.

Deposits - The fair value of savings, money market, NOW, Super NOW and checking accounts is assumed to be their carrying amount. The fair value of certificates of deposit is based upon the discounted value of contractual cash flows using current rates for instruments of the same remaining maturity.

Escrow and Other Deposits - The estimated fair value of escrow and other deposits is assumed to be their carrying amount payable.

Borrowed Funds - For borrowed funds with stated maturity or subsequent interest rate repricing dates occurring within one year, the carrying value is the best estimate of their fair value.  For borrowings with stated maturity or subsequent interest rate repricing dates occurring after one year, the fair value is measured by the discounted cash flows through contractual maturity or next interest repricing date, or an earlier call date if the borrowing is expected to be called, as of the balance sheet date.  The carrying amount of accrued interest payable on borrowed funds is its fair value.

Accrued Interest Payable – The estimated fair value of accrued interest is its carrying amount payable.

Other Liabilities - The estimated fair value of other liabilities, which primarily include trade accounts payable, is assumed to be their carrying amount.

Commitments to Extend Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The estimated fair values of the Company's consolidated financial instruments at June 30, 2002 and 2001 were as follows:

June 30, 2002	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$25,780	$25,780
Investment securities held to maturity	875	884
Investment securities available for sale	138,577	138,577
Mortgage-backed securities held to maturity	3,275	3,409
Mortgage-backed securities available for sale	288,213	288,213
Loans and loans held for sale	2,104,884	2,178,045
Federal funds sold and short-term investments	76,474	76,474
Accrued interest receivable	15,828	15,828
FHLBNY stock	34,365	34,365
Liabilities:
Savings, money market, NOW, Super NOW and checking accounts	1,032,029	1,032,986
Certificates of Deposit	748,005	754,560
Escrow and other deposits	45,706	45,706
Borrowed funds	697,717	717,384
Accrued interest payable	5,245	5,245
Off Balance Sheet
Commitments to extend credit	-	(847)

June 30, 2001	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$25,319	$25,319
Investment securities held to maturity	3,784	3,819
Investment securities available for sale	91,357	91,357
Mortgage-backed securities held to maturity	8,160	8,326
Mortgage-backed securities available for sale	430,287	430,287
Loans and loans held for sale	1,944,902	2,016,550
Federal funds sold and short-term investments	36,619	36,619
Accrued interest receivable	15,275	15,275
FHLBNY stock	44,382	44,382
Liabilities:
Savings, money market, NOW, Super NOW and checking accounts	737,239	737,518
Certificates of Deposit	691,193	694,611
Escrow and other deposits	39,960	39,960
Borrowed funds	970,288	971,819
Accrued interest payable	7,606	7,606
Off Balance Sheet
Commitments to extend credit	-	(811)

18. TREASURY STOCK

The Company purchased 750,524 shares, 919,930 shares and 2,501,503 shares of its common stock into treasury during the fiscal years ended June 30, 2002, 2001 and 2000, respectively.  All shares were purchased in accordance with applicable regulations of the Office of Thrift Supervision ("OTS") and the Securities and Exchange Commission.

19. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to satisfy minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must satisfy specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated pursuant to regulatory accounting practices.  The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below).  The Bank's primary regulatory agency, the OTS, requires that the Bank maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, and total risk-based capital (as defined) of 8%.  In addition, insured institutions in the strongest financial and managerial condition, with a rating of one (the highest rating of the OTS under the Uniform Financial Institutions Rating System) are required to maintain a leverage capital ratio of not less than 3.0% of total assets (the "leverage capital ratio").  For all other banks, the minimum leverage capital ratio requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the institution.  The Bank is also subject to prompt corrective action requirement regulations promulgated by the Federal Deposit Insurance Corporation.  These regulations require the Bank to maintain a minimum of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations).  Management believes, as of June 30, 2002, that the Bank satisfies all capital adequacy requirements to which it is subject.

As of June 30, 2002, the Bank satisfied all criteria necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action.  To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of June 30, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$188,668	6.91%	$40,927	1.5%	N/A	N/A
Leverage capital	188,668	6.91	109,138	4.0%	N/A	N/A
Total risk-based capital (to risk weighted assets)	204,038	12.94	126,111	8.0%	$157,639	10.00%
Tier I risk-based capital (to risk weighted assets)	188,668	11.97	N/A	N/A	94,584	6.00
Tier I leverage capital (to average assets)	188,668	6.90	N/A	N/A	136,718	5.00

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of June 30, 2001	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$159,368	6.10%	$39,200	1.5%	N/A	N/A
Leverage capital	159,368	6.10	104,500	4.0%	N/A	N/A
Total risk-based capital (to risk weighted assets)	174,827	12.57	111,250	8.0%	$139,100	10.00%
Tier I risk-based capital (to risk weighted assets)	159,368	11.46	N/A	N/A	83,500	6.00
Tier I leverage capital (to average assets)	159,368	6.24	N/A	N/A	127,700	5.00

The following is a reconciliation of GAAP capital to regulatory capital for the Bank:

At June 30,		2002		2001
	Tangible Capital	Leverage Capital	Risk-Based Capital	Tangible Capital	Leverage Capital	Risk-Based Capital
GAAP capital	$248,174	$248,174	$248,174	$220,757	$220,757	$220,757
Non-allowable assets:
Core deposit intangible	(2,110)	(2,110)	(2,110)	(2,935)	(2,935)	(2,935)
Accumulated other comprehensive income	(1,758)	(1,758)	(1,758)	(2,816)	(2,816)	(2,816)
Goodwill	(55,638)	(55,638)	(55,638)	(55,638)	(55,638)	(55,638)
General valuation allowance	-	-	15,370	-	-	15,459
Regulatory capital	188,668	188,668	204,038	159,368	159,368	174,827
Minimum capital requirement	40,927	109,138	126,111	39,200	104,500	111,250
Regulatory capital excess	$147,741	$79,530	$77,927	$120,168	$54,868	$63,577

20.   QUARTERLY FINANCIAL INFORMATION

The following represents the unaudited results of operations for each of the quarters during the fiscal years ended June 30, 2002 and 2001.

For the three months ended	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002
Net interest income	$18,956	$20,448	$22,050	$20,883
Provision for loan losses	60	60	60	60
Net interest income after provision for loan losses	18,896	20,388	21,990	20,823
Non-interest income	2,587	3,016	3,212	6,022
Non-interest expense	8,322	8,781	8,886	9,442
Income before income taxes	13,161	14,623	16,316	17,403
Income tax expense	4,837	5,432	6,161	6,396
Net income	$8,324	$9,191	$10,155	$11,007
Earnings per share (1):
Basic	$0.35	$0.39	$0.42	$0.45
Diluted	$0.33	$0.37	$0.40	$0.43

For the three months ended	September 30, 2000	December 31, 2000	March 31, 2001	June 30, 2001
Net interest income	$15,847	$16,540	$16,967	$18,251
Provision for loan losses	60	560	60	60
Net interest income after provision for loan losses	15,787	15,980	16,907	18,191
Non-interest income	1,802	2,771	2,201	2,518
Non-interest expense	8,367	8,802	8,785	9,142
Income before income taxes	9,222	9,949	10,323	11,567
Income tax expense	3,649	3,957	3,763	4,452
Net income	$5,573	$5,992	$6,560	$7,115
Earnings per share (1):
Basic	$0.23	$0.25	$0.28	$0.30
Diluted	$0.22	$0.24	$0.26	$0.28

(1) The quarterly earnings per share amounts, when added, may not coincide with the full fiscal year earnings per share reported on the Consolidated Statement of Operations due to differences in the computed weighted average shares outstanding as well as rounding differences.

21. CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following statements of condition as of June 30, 2002 and 2001, and the related statements of operations and cash flows for the years ended June 30, 2002, 2001 and 2000, reflect the Company's investment in its wholly-owned subsidiaries, the Bank and 842 Manhattan Avenue Corp., using the equity method of accounting:

DIME COMMUNITY BANCSHARES, INC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

At June 30,	2002	2001
ASSETS:
Cash and due from banks	$728	$87
Investment securities available for sale	7,134	9,861
Mortgage-backed securities available for sale	12,069	25,033
Federal funds sold and short term investments	1,889	11,045
ESOP loan to subsidiary	6,128	6,602
Investment in subsidiary	248,519	221,090
Other assets	1,034	1,189
Total assets	$277,501	$274,907

LIABILITIES AND STOCKHOLDERS' EQUITY:
Securities sold under agreement to repurchase	$2,000	$21,325
Subordinated notes payable	25,000	25,000
Other liabilities	760	1,466
Stockholders' equity	249,741	227,116
Total liabilities and stockholders' equity	$277,501	$274,907

DIME COMMUNITY BANCSHARES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands)

For the year ended June 30,	2002	2001	2000
Net interest income (loss)	$(654)	$(341)	$1,214
Dividends received from Bank	13,500	9,500	18,013
Non-interest income	2,015	972	117
Non-interest expense	(741)	(519)	(447)
Income before income taxes and equity in undistributed earnings of direct subsidiaries	14,120	9,612	18,897
Income tax (credit) expense	240	(60)	435
Income before equity in undistributed earnings of direct subsidiaries	13,880	9,672	18,462
Equity in undistributed earnings of Subsidiaries	24,797	15,568	3,912
Net income	$38,677	$25,240	$22,374

DIME COMMUNITY BANCSHARES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the year ended June 30,	2002	2001	2000
Cash flows from Operating Activities:
Net income	$38,677	$25,240	$22,374
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of direct subsidiaries	(24,797)	(15,568)	(3,912)
Gain on sale of investment securities available for sale	(2,004)	(972)	(117)
Net accretion of discount on securities available for sale	91	77	279
Decrease (Increase) in other assets	151	67	(992)
(Decrease) increase in other liabilities	(19)	1,170	(9)
Net cash provided by operating activities	12,099	10,014	17,623

Cash flows from Investing Activities:
(Increase) Decrease in federal funds sold and short-term investments	9,156	(2,215)	(5,313)
Proceeds from sale of investment securities available for sale	4,582	2,227	341
Proceeds from calls and maturities of investment securities available for sale	-	9,000	-
Purchases of investment securities available for sale	(1,196)	(262)	(10,069)
Purchases of mortgage-backed securities available for sale	-	-	(9,906)
Principal repayments on mortgage-backed securities available for sale	12,726	17,735	12,779
Principal repayments on ESOP loan	474	250	1,164
Net cash (used in) provided by investing activities	25,742	26,735	(11,004)

Cash flows from Financing Activities:
Issuance of common stock	10	-	-
Cash disbursed in payment of stock dividend	(17)	-	-
Decrease in securities sold under agreement to repurchase	(19,325)	(17,801)	(4,640)
Proceeds from issuance of subordinated notes payable	-	-	25,000
Common stock issued for exercise of Stock Options	6,689	-	-
Cash dividends paid to stockholders	(9,867)	(8,733)	(7,704)
Purchase of treasury stock	(14,690)	(9,296)	(19,299)
Purchase of common stock by Benefit Maintenance Plan	-	(869)	-
Net cash (used in) financing activities	(37,200)	(36,699)	(6,643)

Net (decrease) increase in cash and due from banks	641	50	(24)
Cash and due from banks, beginning of period	87	37	61
Cash and due from banks, end of period	$728	$87	$37

21.  SUBSEQUENT EVENT

On July 18, 2002, the Company's Board of Directors approved a change in fiscal year end from June 30th to December 31st.  The Company will file a Form 10-K for the transition period July 1, 2002 to December 31, 2002.

*   *   *   *   *

Exhibit

Number

------------

3.1

Certificate of Incorporation of Dime Community Bancshares, Inc.(1)

3.2

Amended and Restated Bylaws of Dime Community Bancshares, Inc. (1)

4.1

Certificate of Incorporation of Dime Community Bancshares, Inc. (See

Exhibit 3.1 hereto).

4.2

Amended and Restated Bylaws of Dime Community Bancshares, Inc. (See Exhibit 3.2 hereto).

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

10.5

Employment Agreement between Dime Community Bancorp, Inc. and Michael P. Devine (4)

10.6

Employment Agreement between Dime Community Bancorp, Inc. and Kenneth J. Mahon (4)

10.7

Form of Employee Retention Agreement by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain executive officers (4)

10.8

The Benefit Maintenance Plan of Dime Community Bancorp, Inc. (5)

10.9

Severance Pay Plan of The Dime Savings Bank of Williamsburgh (4)

10.10

Retirement Plan for Board Members of Dime Community Bancorp, Inc. (5)

10.11

Dime Community Bancorp, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees, as  amended by amendments number 1 and 2. (5)

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

21.1

Subsidiaries of the Registrant

99.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

99.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(1)

Incorporated by reference to the registrant's Annual Report of Form 10-K for the fiscal year ended June 30, 1998 and filed on September 28, 1998.

(2)

Incorporated by reference to the registrant's Current Report on Form 8-K dated April 9, 1998 and filed on April 16, 1998.

(3)

Incorporated by reference to the registrant's Current Report on Form 8-K dated July 18, 1998 and filed on July 20, 1998, and amended in July 27, 1998.

(4)

Incorporated by reference to Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and filed on September 26, 1997.

(5)

Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and filed on September 26, 1997.

(6)

Incorporated by reference to the registrant's Current Report on Form 8-K, dated July 18, 1998 and filed on July 20, 1998, and amended in July 27, 1998.

(7)

Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and filed on September 28, 2000.