Form 10-Q
period 2002-09-30
DIME COMMUNITY BANCSHARES INC
filed 2002-11-13
CIK 1005409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Classes of Common Stock

Number of Shares Outstanding, October 31, 2002

$.01 Par Value

25,768,254

#

	PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements
	Consolidated Statements of Financial Condition at September 30, 2002 and June 30, 2002 (Unaudited)	3
	Consolidated Statements of Operations for the Three Months Ended September 30, 2002 and 2001 (Unaudited)	4
	Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended September 30, 2002 and 2001 (Unaudited) and Statements of Comprehensive Income for the Three Months Ended September 30, 2002 and 2001 (Unaudited)	5
	Consolidated Statements of Cash Flows for the Three Months Ended September 31, 2002 and 2001 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-21
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	22
Item 4.	Controls and Procedures	23

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 2.	Changes in Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits and Reports on Form 8-K	24
	Signatures	25
	Certification of Chief Executive Officer	26
	Certification of Chief Financial Officer	27
	Exhibits

Explanatory Notes:  Dime Community Bancshares, Inc., together with its direct and indirect subsidiaries, shall hereafter be referred to as the "Company."  Dime Community Bancshares, Inc., exclusive of its direct and indirect subsidiaries shall hereafter be referred to as the "Holding Company."  The Holding Company's primary wholly-owned subsidiary, The Dime Savings Bank of Williamsburgh, shall hereafter be referred to as the "Bank."

Certain statements contained in this Quarterly Report on Form 10-Q may be forward-looking within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  These statements may be identified by the use of words such as "anticipate," believe," "could," "estimate," "expect," "intend," "may," "outlook," "plan," "potential," "predict," "project," "should," "will," "would," and similar terms and phrases, including references to assumptions.  Forward looking information is inherently subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, but are not limited to, changes in general, economic and market conditions; changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services.  Management of the Company has no obligation to update these forward-looking statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share amounts)

	September 30, 2002 (Unaudited)	June 30, 2002
ASSETS:
Cash and due from banks	$25,329	$25,780
Federal funds sold and short-term investments	80,443	76,474
Investment securities held-to-maturity (estimated fair value of $885 and $884 at September 30, 2002 and June 30, 2002, respectively):
Encumbered	-	75
Unencumbered	875	800
	875	875
Unencumbered investment securities available for sale	107,203	138,578
Mortgage-backed securities held-to-maturity (estimated fair value of $2,825 and $3,409 at September 30, 2002 and June 30, 2002, respectively):
Encumbered	1,857	1,752
Unencumbered	853	1,523
	2,710	3,275
Mortgage-backed securities available for sale:
Encumbered	85,412	94,167
Unencumbered	297,893	194,045
	383,305	288,212
Loans:
Real estate	2,148,255	2,116,322
Other loans	3,853	3,737
Less allowance for loan losses	(15,434)	(15,370)
Total loans, net	2,136,674	2,104,689
Loans held for sale	407	195
Premises and fixed assets, net	15,238	15,149
Federal Home Loan Bank of New York capital stock	32,640	34,365
Other real estate owned, net	134	114
Goodwill	55,638	55,638
Other assets	79,468	66,788
Total Assets	$2,920,064	$2,810,132
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors	$1,848,743	$1,780,034
Escrow and other deposits	53,762	45,706
Securities sold under agreements to repurchase	95,654	97,717
Federal Home Loan Bank of New York advances	575,000	575,000
Subordinated notes payable	25,000	25,000
Payable for securities purchased	21,261	2,000
Other liabilities	39,699	34,934
Total Liabilities	2,659,119	2,560,391
Commitments and Contingencies
Stockholders' Equity
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at June 30, 2002 and 2001)	-	-
Common stock ($0.01 par, 45,000,000 shares authorized, 31,818,452 shares and 31,552,683 shares issued at September 30, 2002 and June 30, 2002, respectively, and 25,786,254 and 25,809,486 shares outstanding at September 30, 2002 and June 30, 2002, respectively)	318	315
Additional paid-in capital	170,468	162,162
Retained earnings	186,870	179,060
Accumulated other comprehensive income, net of deferred taxes	3,669	2,166
Unallocated common stock of Employee Stock Ownership Plan	(5,778)	(5,895)
Unearned and unallocated common stock of Recognition and Retention Plan	(2,630)	(2,711)
Common stock held by Benefit Maintenance Plan	(3,867)	(3,867)
Treasury stock, at cost (6,032,197 shares and 5,743,197 shares at September 30, 2002 and June 30, 2002, respectively)	(88,105)	(81,489)
Total Stockholders' Equity	260,945	249,741
Total Liabilities And Stockholders' Equity	$2,920,064	$2,810,132

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands Except Per Share Data)

For the three months ended September 30,	2002	2001

Interest income:
Loans secured by real estate	$38,819	$37,570
Other loans	74	103
Mortgage-backed securities	3,928	6,472
Investment securities	1,278	1,342
Other	821	1,189

Total interest income	44,920	46,676

Interest expense:
Deposits and escrow	10,960	13,860
Borrowed funds	9,737	13,860
Total interest expense	20,697	27,720
Net interest income	24,223	18,956
Provision for loan losses	60	60

Net interest income after provision for loan losses	24,163	18,896

Non-interest income:
Service charges and other fees	1,311	1,153
Net gain on sales of loans	25	24
Net gain (loss) on sales and redemptions of securities and other assets	(18)	6
Other	2,172	1,404

Total non-interest income	3,490	2,587

Non-interest expense:
Salaries and employee benefits	5,269	3,792
ESOP and RRP compensation expense	684	894
Occupancy and equipment	1,089	1,040
Federal deposit insurance premiums	74	66
Data processing costs	583	489
Provision (credit) for losses (gains) on other real estate owned	(20)	-
Core deposit intangible amortization	206	206
Other	2,242	1,835

Total non-interest expense	10,127	8,322

Income before income taxes	17,526	13,161
Income tax expense	6,598	4,837

Net income	$10,928	$8,324

Earnings per Share:
Basic	$0.45	$0.35
Diluted	$0.43	$0.33

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (UNAUDITED)

(In Thousands)

For the three months ended September 30,	2002	2001
Common Stock (Par Value $0.01):
Balance at beginning of period	$315	$145
Adjustment for stock dividend	-	160
Issuance of common stock	3	-
Balance at end of period	318	305

Additional Paid-in Capital:
Balance at beginning of period	162,162	151,398
Adjustment for stock dividend	-	(165)
Stock options exercised and tax benefit of RRP shares	7,820	323
Amortization of excess fair value over cost - ESOP stock	486	294
Balance at end of period	170,468	151,850

Retained Earnings:
Balance at beginning of period	179,060	150,264
Net income for the period	10,928	8,324
Cash dividends declared and paid	(3,118)	(2,155)
Balance at end of period	186,870	156,433

Accumulated Other Comprehensive Income, Net:
Balance at beginning of period	2,166	4,030
Change in other comprehensive income during the period, net of deferred taxes	1,503	2,668
Balance at end of period	3,669	6,698

Employee Stock Ownership Plan:
Balance at beginning of period	(5,895)	(6,365)
Amortization of earned portion of ESOP stock	117	118
Balance at end of period	(5,778)	(6,247)

Recognition and Retention Plan:
Balance at beginning of period	(2,711)	(2,899)
Amortization of earned portion of RRP stock	81	482
Balance at end of period	(2,630)	(2,417)

Treasury Stock:
Balance at beginning of period	(81,489)	(66,799)
Purchase of treasury shares, at cost	(6,616)	(2,180)
Balance at end of period	(88,105)	(68,979)

Common Stock Held by Benefit Maintenance Plan:
Balance at beginning of period	(3,867)	(2,659)
Balance at end of period	(3,867)	(2,659)

Statements of Comprehensive Income
Net Income	10,928	8,324
Reversal of minimum pension liability, net of tax of ($1,604) during the three months ended September 30, 2002	1,908	-
Reclassification adjustment for securities sold, net of taxes of ($8) and $5 during the three months ended September 30, 2002 and 2001, respectively	10	(6)
Net unrealized securities (gains) losses arising during the period, net of taxes of ($353) and $2,278 during the three months ended September 30, 2002 and 2001, respectively	(415)	2,674
Comprehensive Income	$12,431	$10,992

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

Three Months Ended September 30,	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,928	$8,324
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss (gain) on investment and mortgage backed securities sold	18	(11)
Net gain on sale of loans held for sale	(25)	(6)
Net gain on sale of other assets	-	(13)
Net depreciation and amortization	761	328
ESOP and RRP compensation expense	684	894
Provision for loan losses	60	60
Origination of loans held for sale	(749)
Proceeds from sale of loans held for sale	562
Decrease (Increase) in other assets and other real estate owned	(12,687)	722
Increase in payable for securities purchased	21,261	-
Increase in other liabilities	5,003	4,249
Net cash provided by operating activities	25,816	14,553
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in Federal funds sold	(3,949)	(31,527)
Proceeds from maturities of investment securities available for sale	5,500	-
Proceeds from calls of investment securities held to maturity	-	2,000
Proceeds from calls of investment securities available for sale	25,000	2,011
Proceeds from sales of investment securities available for sale	988	-
Purchases of investment securities available for sale	(1,000)	(8,043)
Purchases of mortgage backed securities available for sale	(145,051)	(5,000)
Principal collected on mortgage backed securities held to maturity	565	1,990
Principal collected on mortgage backed securities available for sale	49,593	33,411
Net increase in loans	(32,045)	(27,983)
Purchases of fixed assets	(384)	(275)
Redemption of Federal Home Loan Bank stock	1,725	3,547
Net cash used in investing activities	(99,058)	(29,869)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in due to depositors	68,709	88,142
Net increase in escrow and other deposits	8,056	4,698
Repayments of Federal Home Loan Bank of New York advances	-	(10,000)
Decrease in securities sold under agreements to repurchase	(2,063)	(66,113)
Cash disbursed in payment of stock dividend	-	(6)
Cash dividends paid	(3,118)	(2,155)
Stock options exercised and tax benefits of RRP	7,823	323
Purchase of treasury stock	(6,616)	(2,180)
Net cash provided by financing activities	72,791	12,709
DECREASE IN CASH AND DUE FROM BANKS	(451)	(2,607)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	25,780	25,319
CASH AND DUE FROM BANKS, END OF PERIOD	$25,329	$22,712
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	792	-
Cash paid for interest	20,638	27,305
Transfer of loans to Other real estate owned	-	134
Increase in accumulated other comprehensive income	1,503	2,668

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   NATURE OF OPERATIONS

Dime Community Bancshares, Inc. (the "Holding Company," and together with its direct and indirect subsidiaries, the "Company") is a Delaware corporation and parent company of The Dime Savings Bank of Williamsburgh (the "Bank"), a federally-chartered stock savings bank.  The Holding Company's direct subsidiaries are the Bank and 842 Manhattan Avenue Corp.  The Bank's direct subsidiaries are Havemeyer Equities Corp. (''HEC''), Boulevard Funding Corp., Havemeyer Investments Inc. and DSBW Residential Preferred Funding Corp.  HEC has one direct subsidiary, DSBW Preferred Funding Corporation.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of September 30, 2002, and the results of operations, changes in stockholders' equity, comprehensive income and cash flows for the three-month periods ended September 30, 2002 and 2001.  The results of operations for the three-months ended September 30, 2002 are not necessarily indicative of the results of operations for the remainder of the six-month period ending December 31, 2002.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas in the accompanying financial statements where estimates are significant include the allowance for loan losses.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended June 30, 2002 and notes thereto.

3.   TREASURY STOCK

During the three months ended September 30, 2002, the Holding Company repurchased 289,000 shares of its common stock into treasury.  All shares have been recorded at the acquisition cost, which totaled $6.6 million during the three months ended September 30, 2002.

4.   ACCOUNTING FOR GOODWILL

Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets."  SFAS 142 established new standards for goodwill acquired in a business combination.  SFAS 142 eliminated amortization of goodwill and instead requires an annual impairment test be performed.  The Company completed its last impairment test as of June 30, 2002, and has designated the last day of its fiscal year as its annual date for impairment testing.  As of June 30, 2002, the Company concluded that no potential impairment of goodwill exists.  No events have occurred or circumstances have changed subsequent to June 30, 2002 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or changes in circumstances would require an immediate impairment test to be performed in accordance with SFAS 142.

The carrying amount of goodwill and other intangible assets as of September 30, 2002 and June 30, 2002 are summarized (in thousands) as follows:

	As of September 30, 2002		As of June 30, 2002
	Original Amount	Accumulated Amortization	Net Carrying Value	Original Amount	Accumulated Amortization	Net Carrying Value
Goodwill	$73,107	$(17,469)	$55,638	$73,107	$(17,469)	$55,638
Core Deposit Intangible	4,950	(3,046)	1,904	4,950	(2,840)	2,110
Total	$78,057	$(20,515)	$57,542	$78,057	$(20,309)	$57,748

In conjunction with adopting SFAS 142, the Company also re-assessed the useful lives and classifications of its identifiable intangible assets and determined that they remain appropriate.  Aggregate amortization expense related to the core deposit intangible was $206,000 for the three months ended September 30, 2002, and 2001.  Estimated future amortization expense (in thousands) related to the core deposit intangible is as follows:

Six months Ending December 31, 2002	$412
Year Ending December 31, 2003	825
Year Ending December 31, 2004	667
$1,904

1.

RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS 147 - In October 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 147, "Acquisitions of Certain Financial Institutions."  SFAS 147 provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises.  Under SFAS 147, the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets."  Under SFAS 147, specialized accounting guidance under SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," will not apply after September 30, 2002. If certain criteria defined in SFAS 147 are satisfied, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of that Statement.  Financial institutions meeting conditions outlined in SFAS 147 will be required to restate previously issued financial statements, in order to present the balance sheet and income statement as if the amount accounted for under SFAS 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date SFAS 142 was initially applied.  The transition provisions of SFAS 147 became effective on October 1, 2002; however, early application is permitted.  In addition, SFAS 147 amends the scope of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in order to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.  Management of the Company does not expect the adoption of SFAS 147 to have a material effect upon the Company's financial condition or results of operations.

6.  CHANGE IN FISCAL YEAR END

On July 18, 2002, the Company changed its fiscal year end from June 30th to December 31st.  The Company will file a Form 10-K for the transition period July 1, 2002 to December 31, 2002.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

Operations

General

The Holding Company is a Delaware corporation and holding company of the Bank, a federally chartered stock savings bank.   The Bank's principal business has been, and continues to be, gathering deposits from customers within its market area, and investing those deposits primarily in multi-family residential, commercial and one- to four-family residential real estate loans loans, mortgage-backed securities, and obligations of the U.S. Government and Government Sponsored Entities.  Virtually all of these business activities are transacted through the Bank.

Selected Financial Highlights and Other Data

(Dollars in thousands except per share amounts)

	For the Three Months
	Ended September 30,
	2002	2001
Performance and Other Selected Ratios:
Return on Average Assets	1.53%	1.22%
Return on Average Stockholders' Equity	17.21	14.49
Core Return on Average Stockholders' Equity (1)	17.14	14.45
Stockholders' Equity to Total Assets	8.94	8.54
Tangible Equity to Total Tangible Assets	6.99	6.33
Loans to Deposits at End of Period	116.43	131.11
Loans to Earning Assets at End of Period	78.00	76.19
Interest Rate Spread (2)	3.27	2.54
Net Interest Margin (2)	3.59	2.92
Average Interest Earning Assets to average interest bearing liabilities	111.38	109.84
Core Non-Interest Expense to Average Assets (3)	1.30	1.19
Core Efficiency Ratio (3)	33.47	37.72
Effective Tax Rate	37.65	36.75
Dividend payout ratio	27.91	30.30
Average Tangible Equity	$193,817	$166,099
Per Share Data:
Reported EPS (Diluted)	$0.43	$0.33
Core EPS (Diluted) (1)	0.43	0.33
Cash dividends per share	0.12	0.10
Stated Book Value	10.12	9.25
Tangible Book Value	7.75	6.69
Asset Quality Summary:
Net charge-offs (recoveries)	$(4)	$10
Non-performing Loans	1,655	3,532
Other real estate owned	134	402
Table continued on next page

(table continued)
	For the Three Months
	Ended September 30,
	2002	2001
Non-performing Loans/Total Loans	0.08%	0.18%
Non-performing Assets/Total Assets	0.06	0.14
Allowance for Loan Loss/Total Loans	0.72	0.78
Allowance for Loan Loss/Non-performing Loans	932.57	439.10
Regulatory Capital Ratios: (Bank Only)
Tangible capital	6.94%	6.29%
Leverage capital	6.94	6.29
Total risk-based capital	12.87	12.64
Earnings to Fixed Charges Ratios
Including interest on deposits	1.85x	1.45x
Excluding interest on deposits	2.80	1.95
Non-GAAP Disclosures:
Cash Earnings Data:
Cash Earnings (4)	11,818	9,424
Cash EPS (Diluted) (4)	0.47	0.37
Core Cash EPS (Diluted) (1) (4)	0.46	0.37
Cash Return on Average Assets (4)	1.66%	1.38%
Cash Return on Average Stockholders' Equity (4)	18.61	16.40
Cash Return on Average Tangible Stockholders' Equity (4)	24.39	22.69
Core Cash Return on Average Stockholders' Equity (1) (4)	18.54	16.37
Cash Non-interest Expense to Average Assets (4)	1.20	1.06
Cash Efficiency Ratio (4)	33.34	33.57

 (1)

Amounts calculated based upon core earnings, which were determined as follows:

	For the Three Months
	Ended September 30,
	2002	2001
Net income	$10,928	$8,324
Pre-tax adjustments to net income:
Net gains on sales of assets	(7)	(30)
Excess prepayment fee income on loans	(1,298)	(490)
Prepayment expense on borrowed funds	580	482
Other non-recurring expenses	647	-
Net pre-tax adjustments	(78)	(38)
Tax effect of adjustments	35	18
After tax effect of adjustments	(43)	(20)
Core earnings	$10,885	$8,304

(1)

Excluding prepayment expenses on borrowings of $580,000 recorded during the three months ended September 30, 2002 and $482,000 during the three months ended September 30, 2001, the interest rate spread was 3.36% and the net interest margin was 3.68% during the three months ended September 30, 2002, and the interest rate spread was 2.62% and the net interest margin was 3.00% during the three months ended September 30, 2001.

(2)

In calculating these ratios, core deposit intangible expense of $206,000 during the three months ended September 30, 2002 and 2001 has been excluded from non-interest expense.

(3)

Amounts exclude non-cash expenses related to core deposit intangible amortization and ESOP and RRP compensation expense as noted on the Consolidated Statements of Operations for the three-month periods ended September 30, 2002 and 2001.

Critical Accounting Policies

The Company's accounting policies are disclosed in Note 3 to the consolidated financial statements included in the Company's Annual Report on Form 10-K filed on September 27, 2002.  The more critical policies in relation to the Company's current business strategy and asset/liability structure are accounting for non-performing loans, the allowance for loan losses and provision for loan losses, and the classification of securities as either held to maturity or available for sale.  In addition to Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K, the Company's practice regarding each of these accounting policies is further described in the applicable sections of Management's Discussion and Analysis of Financial Condition and Results of Operations, also included in the Annual Report on Form 10-K.

Liquidity and Capital Resources

The Bank's primary sources of liquid funds are deposits; proceeds from principal and interest payments on loans, mortgage-backed securities and investments; borrowings; and, to a lesser extent, proceeds from the sale of fixed-rate, one- to four-family mortgage loans to the secondary mortgage market. While maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on mortgage loans and mortgage-backed securities are influenced by interest rates, economic conditions and competition.

During the three months ended September 30, 2002, the Bank's funding was obtained primarily from principal repayments on loans and mortgage-backed securities, maturities and calls of investment securities and deposit growth.  During the three months ended September 30, 2002, principal repayments on real estate loans totaled $117.4 million and principal repayments on mortgage-backed securities totaled $50.2 million, compared to principal repayments on real estate loans of $75.0 million and principal repayments on mortgage-backed securities of $35.4 million during the three months ended September 30, 2001.  The increase in principal repayments on loans and mortgage-backed securities resulted from added customer refinance activities associated with declines in interest rates during the period January 2001 through December 2001, and a continuation of these low interest rates during the period January 2002 through September 2002.  Maturities and calls of investment securities totaled $30.5 million during the three months ended September 30, 2002, and $4.0 million during the three months ended September 30, 2001.  During the period September 30, 2002, the Holding Company and Bank experienced an increased level of call activity on their investment securities due to the continued low level of interest rates.

Deposits increased $68.7 million during the three months ended September 30, 2002, compared to an increase of $88.1 million during the three months ended September 30, 2001.  The increase in deposits during both periods reflected increased marketing efforts that helped generate additional deposit balances in both certificates of deposit ("CDs") and core deposit (defined as non-CD) accounts.  The increase was also partially attributable to a consumer trend to move monies out of the equity markets and into deposit accounts during both periods.  In addition, two de novo branch offices, established in March 2002 and June 2002, respectively, gathered approximately $23.6 million in additional deposits during the three months ended September 30, 2002.  Deposit flows are affected by, among other factors, the general level of interest rates, the products and interest rates offered by competitors and the overall performance of the equity markets.  CDs scheduled to mature in one year or less from September 30, 2002 totaled $498.1 million.  Based upon the Bank's current pricing strategy and deposit retention experience, management believes that the Bank will retain a significant portion of these maturing CDs.

The Bank's primary uses of liquidity and capital resources are the origination of real estate loans and the purchase of mortgage-backed and other securities.  During the three months ended September 30, 2002, real estate loan originations totaled $150.4 million, compared to $104.6 million for the three months ended September 30, 2001.  Declines in interest rates offered on real estate loans as a result of continued low interest rates during the period July 2002 through September 2002 contributed to the increase in origination activity during the three months ended September 30, 2002.

Purchases of investment and mortgage-backed securities, which were $13.0 million during the three months ended September 30, 2001, totaled $146.1 million for the three months ended September 30, 2002.  The purchases of mortgage-backed securities during the three months ended September 30, 2002 were intended to provide additional yield to the Bank on its liquid investment funds compared to short-term, high-grade investment securities while continuing to provide liquidity to the Bank in future quarters when it may seek to deploy funds into higher yielding investments.  The mortgage-backed securities purchased during the three months ended September 30, 2002 possessed an average estimated duration of 1.8 years.

At September 30, 2002, the Bank had $159.4 million of commitments outstanding to originate mortgage loans, compared to $84.0 million outstanding at September 30, 2001.  Reductions in interest rates offered by the Bank on multi-family residential and commercial real estate loans during the period July 2002 through September 2002 resulted in a significant increase in loan commitment levels during the period.

During the three months ended September 30, 2002, the Holding Company purchased 289,000 shares of its common stock into treasury.  All shares were recorded at the acquisition cost, which totaled $6.6 million during the three months ended September 30, 2002.  As of September 30, 2002, up to 1.1 million shares remained available for purchase under authorized share purchase programs.  Based upon the closing price of its common stock of $21.42 per share as of September 30, 2002, the Holding Company would utilize $23.3 million in funds in order to purchase all of these remaining authorized shares.  For the Holding Company to complete these share purchases, it will likely require dividend distributions from the Bank.

The levels of the Bank's short-term liquid assets are dependent upon its operating, financing and investing activities during any given period.  The Bank monitors its liquidity position on a daily basis.  During the three months ended September 30, 2002, the Bank experienced increased liquidity resulting from deposit growth, as well as higher levels of real estate loan and mortgage-backed securities prepayments.  As of September 30, 2002, a portion of these funds had not been used to fund loan originations, purchases of mortgage-backed securities and other investment activities.

Temporary excess liquidity is invested in overnight federal funds sales and various money market investments.  In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through use of its borrowing line at the Federal Home Loan Bank of New York ("FHLBNY").  At September 30, 2002, the Bank had $575.0 million of advances outstanding with the FHLBNY, and an additional potential borrowing capacity of $294.4 million available under its borrowing agreement with the FHLBNY.

The Bank is subject to minimum regulatory capital requirements imposed by the Office of Thrift Supervision, which requirements are, as a general matter, based upon the amount and composition of an institution's assets. Tangible capital must be at least 1.5% of total tangible assets and total risk-based capital must be at least 8.0% of risk-based assets.  Insured institutions in the strongest financial management condition are required to maintain a minimum ratio of leverage capital to total assets (the "Leverage Capital Ratio") of 3%.  For all other depository institutions, the minimum Leverage Capital Ratio requirement is 4.0%, unless a higher Leverage Capital Ratio is warranted by the particular circumstances or risk profile of the institution.  At September 30, 2002, the Bank was in compliance with all applicable regulatory capital requirements.  Tangible capital totaled $196.9 million, or 6.94% of total tangible assets, leverage capital was 6.94% of adjusted assets, and total risk-based capital was 12.87% of risk-based assets.  At September 30, 2002, the Bank was thus considered "well-capitalized" for all regulatory purposes.

Asset Quality

Non-performing loans (i.e. loans past due 90 days or more as to principal or interest) totaled $1.7 million at September 30, 2002, compared to $2.2 million at June 30, 2002.  The decrease primarily reflects the removal from non-performing status of 4 loans totaling $569,000 due to either satisfaction or reinstatement to current status.  The Bank additionally had 35 loans totaling $1.0 million delinquent 60-89 days at September 30, 2002, as compared to 38 such delinquent loans totaling $278,000 at June 30, 2002.  The majority of non-performing loans and loans delinquent 60-89 days were consumer loans, which possess small outstanding balances.

Under U.S. GAAP, the Bank is required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a debt constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider.  The Company had no loans classified as a troubled-debt restructuring at either September 30, 2002 or June 30, 2002.

SFAS 114, "Accounting by Creditors for Impairment of a Loan," provides guidelines for determining and measuring impairment in loans. For each loan that the Bank determines to be impaired, impairment is measured by the amount the carrying balance of the loan, including all accrued interest, exceeds the estimate of fair value.  A specific reserve is established within the allowance for loan losses to the extent of impairment.  Generally, the Bank considers non-performing loans and troubled-debt restructured loans to be impaired loans.  However, the Bank excludes one- to four-family, cooperative apartment, and consumer loans that possess an individual outstanding balance less than $300,700 from its computation of impaired loans.  These loans are not required to be evaluated for impairment in accordance with SFAS 114 as they are considered homogeneous loan pools.  The recorded investment in loans deemed impaired was $483,000 as of September 30, 2002, consisting of 1 loan, compared with $878,000 at June 30, 2002, consisting of 2 loans.  At September 30, 2002, reserves totaling $87,000 were allocated within the allowance for loan losses for impaired loans.  At September 30, 2002, impaired loans differed from non-performing loans by $1.2 million.  This difference was composed of $1.2 million of one-to four-family, cooperative apartment and consumer loans, which, although on non-accrual status, were not deemed impaired, since they each had outstanding balances less than $300,700 and were considered homogeneous loan pools that are not required to be evaluated for impairment.

The balance of other real estate owned ("OREO") was $134,000, consisting of one property, at September 30, 2002, compared to $114,000, consisting of 1 property at June 30, 2002.  During the three months ended September 30, 2002, the reserves of $20,000 recorded on the OREO property were reversed as a contract for sale was signed on the property at an amount in excess of $134,000, its carrying balance prior to the reserve.

The following table sets forth information regarding non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated:

At	September 30, 2002	June 30, 2002
	(Dollars In Thousands)
Non-performing loans:
One- to four-family	$1,072	$1,077
Multifamily and underlying cooperative	483	878
Cooperative apartment	-	71
Other loans	100	97
Total non-performing loans	1,655	2,123
Total OREO	134	114
Total non-performing assets	$1,789	$2,237

Troubled-debt restructurings	$-	$-
Total non-performing assets and troubled-debt restructurings	1,789	2,237
Impaired loans	483	878
Total non-performing loans to total loans	0.08%	0.10%
Total impaired loans to total loans	0.02	0.04
Total non-performing assets to total assets	0.06	0.08
Total non-performing assets and troubled-debt restructurings to total assets	0.06	0.08

Allowance for Loan Losses

The allowance for loan losses was determined in accordance with U.S. GAAP, pursuant to which the Bank is required to maintain an appropriate allowance for loan losses.  The Bank's Loan Loss Reserve Committee is charged with, among other functions, specific responsibility for monitoring the appropriateness of the loan loss reserve. The Loan Loss Reserve Committee's findings, along with recommendations for changes to loan loss reserve provisions, if any, are reported directly to senior management of the Bank and the Bank's Board of Directors.

The loan loss methodology consists of several key components, including a review of the two elements of the Bank's loan portfolio, classified loans (i.e. non-performing loans and impaired loans under SFAS 114 - hereinafter "Classified Loans") and performing loans.  At September 30, 2002, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio.

Performing loans are reviewed based upon the premise that there are losses inherent within the loan portfolio that have been incurred as of the balance sheet date, however, have not been identified.  As a result, the Bank calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage based upon its historical loss experience and applying it to its performing loans.  In deriving the expected loan loss percentage, the Bank considers the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multi-family residential, commercial real estate, cooperative apartment or consumer); the underwriting history of the loan (i.e., whether it was underwritten by the Bank or a predecessor institution acquired subsequently by the Bank and, therefore, originally subjected to different underwriting criteria); both the current condition, and recent history, of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data in order to derive the expected loan loss percentages); the level of, and trend in, non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by real estate located in the New York City metropolitan area) or specific industry conditions within the portfolio segments.  Since these criteria effect the loan loss percentages that are applied to performing loans, changes in any one or more of these criteria will effect the amount of the allowance and the provision for loan losses.  The Bank has applied the process of determining the allowance for loan losses consistently throughout the three-month periods ended September 30, 2002 and June 30, 2002.

Classified Loans are reviewed individually on a quarterly basis by the Loan Loss Reserve Committee to determine whether specific reserves are appropriate.  Loans determined to be impaired, under the guidance established by SFAS 114, are evaluated in order to determine whether the estimated value of the underlying collateral is sufficient to satisfy the existing debt.  Should the Loan Loss Reserve Committee determine that a shortfall exists between the estimated value of the underlying collateral and the outstanding balance due on the impaired loan, a specific reserve is established in the amount of the deficit.  The Bank will then increase its valuation allowance in an amount established by the Loan Loss Reserve Committee to appropriately reflect the anticipated loss from any other loss classification category.  Typically, the Bank's policy is to charge-off immediately all balances classified ''Loss'' and all charge-offs are recorded as a reduction of the allowance for loan losses.  The Bank has applied this process consistently throughout the three-month periods ended September 30, 2002 and June 30, 2002.

The Bank has maintained its allowance for loan losses at a level which management believes is appropriate to absorb losses inherent within the Bank's loan portfolio as of the balance sheet dates.  The allowance for loan losses remained relatively constant during the three months ended September 30, 2002, approximating $15.4 million at September 30, 2002 and June 30, 2002.  The provision for loan losses was $60,000 during both the three months ended September 30, 2002 and 2001.  The provision of $60,000 reflected the growth in the loan portfolio during the three months ended September 30, 2002 that warranted additional reserves for performing loans under the Bank's methodology for computing the allowance for loan losses.  Due to net recoveries of $4,000 recorded during the three months ended September 30, 2002, the allowance for loan losses increased $64,000 during the same period.  During the three months ended September 30, 2002, overall asset quality required no additional provisions beyond the $60,000 required for loan portfolio growth during the period.

Although management believes that the Bank has maintained its allowance for loan losses at appropriate levels, subsequent additions may be necessary if economic or other conditions in the future differ from the current operating environment.  Although the Bank utilizes the most reliable information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, its valuation of OREO, and the level of loans both in, and pending, foreclosure.  Based upon their judgments about information available to them at the time of their examination, the regulators may require the Bank to recognize adjustments to the allowance.

Comparison of Financial Condition at September 30, 2002 and June 30, 2002

Assets.  Assets totaled $2.92 billion at September 30, 2002, an increase of $109.9 million from total assets of $2.81 billion at June 30, 2002.  The growth in assets was experienced primarily in mortgage-backed securities available for sale, which increased $95.1 million during the three months ended September 30, 2002.  During the three months ended September 30, 2002, the Bank purchased $145.1 million of mortgage-backed securities available for sale.  These purchases were intended to provide additional yield currently over short-term investments while providing liquidity to the Bank in future quarters when it may seek to deploy funds into higher yielding investments.  Partially offsetting these purchases were principal repayments of $49.6 million during the three months ended September 30, 2002.  During the three months ended September 30, 2002, the Bank experienced above average levels of principal repayments on mortgage-backed securities available for sale.  These repayments were driven by above average mortgage refinancing activity during the period, which resulted from the continued low interest rates during the period July 2002 through September 2002.

In addition to growth in mortgage-backed securities available for sale, real estate loans increased $31.9 million during the three months ended September 30, 2002.  During the three months ended September 30, 2002, real estate loan originations totaled $150.4 million, of which $140.0 million were multi-family residential and commercial real estate loans.  Substantially all of the loan originations during the three months ended September 30, 2002 were retained in the Bank's portfolio.  Real estate loan origination levels were driven by the continuation of the low interest rate environment during the period July 2002 through September 2002.  Offsetting the growth in real estate loans from originations were increases in principal prepayment levels during the three months ended September 30, 2002.  Principal repayments, which include both regular amortization and prepayments, totaled $117.4 million during the three months ended September 30, 2002 as compared to $75.9 million during the three months ended September 30, 2001, and have remained strong during the period January 2002 through September 2002, as a result of increased loan refinance activity which was driven by low interest rates.

Other assets increased $12.7 million during the three months ended September 30, 2002, due primarily to an increase of $8.5 million of prepaid pension benefits, as the Bank satisfied all funding obligations for its employee pension plan during the period.

Liabilities. Total liabilities increased $98.7 million during the three months ended September 30, 2002.  Deposits grew $68.7 million due to the success of various sales and marketing activities during the period, as well as an apparent consumer trend to move monies out of the equity markets and into deposit accounts.  CDs increased $45.4 million during the three months ended September 30, 2002.  In addition, escrow and other deposits increased $8.1 million during the period.  Since the Bank typically funds escrow tax payments late in the months of June and December each year, the balances of escrow approximate their lowest levels at June 30th and December 31st of each year.  As a result, as escrow accounts were funded during September 30, 2002, their balances exceeded the level at June 30, 2002.  The growth in deposits was utilized to fund loan originations and mortgage-backed security purchases during the period.

During the three months ended September 30, 2002, Securities Sold Under Agreement to Repurchase borrowings ("REPOS") declined $2.1 million on a net basis while FHLBNY advances remained constant.  During the three months ended September 30, 2002, management elected to prepay $25.0 million of FHLBNY advances with an average interest rate of 6.33% that were scheduled to mature in January 2003, and replace them with an FHLBNY advance of $25.0 million with an average rate of 3.24% that matures in September 2012, and an earliest call date scheduled in September 2007.  The Bank incurred a prepayment expense of $580,000 on the prepayment of the FHLBNY advances.  As of September 30, 2002, the Company had a total of $299.0 million in FHLBNY advances and REPOS due to mature or reprice within one year, the majority of which were obligations of the Bank.

At September 30, 2002, $21.3 million of securities purchase transactions (primarily mortgage-backed securities available for sale purchase transactions) had not settled.  As a result, a payable was recorded for these unsettled  purchases as of September 30, 2002.  A similar payable in the amount of $2.0 million was recorded at June 30, 2002.

Stockholders' Equity.  Stockholders' equity increased $11.2 million during the three months ended September 30, 2002, due to the addition of net income of $10.9 million, and the increase to equity of $7.8 million related to stock option exercises and related tax benefits and $684,000 related to the amortization of the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Affiliates ("ESOP") and the Recognition and Retention Plan of Outside Directors, Officers and Employees of Dime Community Bancshares, Inc. ("RRP") stock benefit compensation.  Both the ESOP and RRP have investments in the Holding Company's common stock that are recorded as reductions in stockholders' equity ("Contra Equity Balances").  As compensation expense is recognized on the ESOP and RRP, the Contra Equity Balances are reduced.  As a result, the reduction to stockholders' equity resulting from these expenses being included in the calculation of net income was offset by the increase in equity resulting from the reduction of the Contra Equity Balances of the ESOP and RRP.

In addition, stockholders' equity increased $1.5 million during the three months ended September 30, 2002 as a result of an increase in the accumulated other comprehensive income ("OCI") component of equity.  The increase in OCI resulted primarily from the reversal of an accrued after-tax unfunded pension liability component of OCI that was $1.9 million as of June 30, 2002.  This pension liability was fully funded during the three months ended September 30, 2002.

All of the aforementioned increases to equity during the three months ended September 30, 2002 were partially offset by treasury stock purchases of $6.6 million and cash dividends of $3.1 million paid to shareholders during the same period.

Comparison of the Operating Results for the Three Months Ended September 30, 2002 and 2001

General. Net income was $10.9 million during the three months ended September 30, 2002, an increase of $2.6 million over net income of $8.3 million during the three months ended September 30, 2001.  During this period, net interest income increased $5.3 million, non-interest income increased $903,000 and non-interest expense increased $1.8 million, resulting in increased pre-tax income of $4.4 million.  Income tax expense increased $1.8 million as a result of the increased pre-tax income.

Net Interest Income.  The discussion of net interest income for the three months ended September 30, 2002 and 2001, presented below, should be read in conjunction with the following tables, which set forth certain information relating to the consolidated statements of operations for the three months ended September 30, 2002 and 2001, and reflect the average yield on assets and average cost of liabilities for the periods indicated.  These yields and costs were derived by dividing income or expense by the average balance of their respective assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)

	Three Months Ended September 30,
		2002			2001
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)
Assets:
Interest-earning assets:
Real Estate Loans	$2,122,897	$38,819	7.31%	$1,965,780	$37,570	7.64%
Other loans	3,338	74	8.87	3,439	103	11.98
Mortgage-backed securities	313,616	3,928	5.01	423,154	6,472	6.12
Investment securities	122,062	1,278	4.19	98,128	1,342	5.47
Federal funds sold	136,581	821	2.40	105,200	1,189	4.52
Total interest-earning assets	2,698,494	$44,920	6.66%	2,595,701	$46,676	7.19%
Non-interest earning assets	154,858			135,829
Total assets	$2,853,352			$2,731,530

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW, Super Now accounts	$30,847	$94	1.21%	$26,296	$78	1.18%
Money Market accounts	568,333	3,001	2.09	335,869	3,436	4.06
Savings accounts	367,174	1,041	1.12	348,575	1,753	2.00
Certificates of deposit	768,173	6,824	3.52	695,168	8,593	4.90
Borrowed Funds	688,334	9,737	5.61	957,188	13,860	5.74
Total interest-bearing liabilities	2,422,861	$20,697	3.39%	2,363,096	$27,720	4.65%
Checking accounts	81,948			68,766
Other non-interest-bearing liabilities	94,551			69,873
Total liabilities	2,599,360			2,501,735
Stockholders' equity	253,992			229,795
Total liabilities and stockholders' equity	$2,853,352			$2,731,530
Net interest income		$24,223			$18,956
Net interest rate spread (1) (3)			3.27%			2.54%
Net interest-earning assets	$275,633			$232,605
Net interest margin (2) (3)			3.59%			2.92%
Ratio of interest-earning assets to interest-bearing liabilities			111.38%			109.84%

(1)

Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(2)

Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)

Excluding prepayment expenses on borrowings of $580,000 and $482,000 recorded in interest expense on borrowed funds during the three months ended September 30, 2002 and 2001 respectively, the net interest spread was 3.36% and the net interest margin was 3.68% during the three months ended September 30, 2002, and the net interest spread was 2.62% and the net interest margin was 3.00% during the three months ended September 30, 2001.

Rate/Volume Analysis

	Three Months Ended
	September 30, 2002
	Compared to
	Three Months Ended
	September 30, 2001
	Increase/ (Decrease)
	Due to
	Volume	Rate	Total
(Dollars In Thousands)
Interest-earning assets:
Real Estate Loans	$2,937	$(1,688)	$1,249
Other loans	(2)	(27)	(29)
Mortgage-backed securities	(1,522)	(1,022)	(2,544)
Investment securities	288	(352)	(64)
Other	273	(641)	(368)
Total	1,974	(3,730)	(1,756)

Interest-bearing liabilities:
NOW and Super Now accounts	$13	$3	$16
Money market accounts	1,806	(2,241)	(435)
Savings accounts	78	(790)	(712)
Certificates of deposit	776	(2,545)	(1,769)
Borrowed funds	(3,851)	(272)	(4,123)
Total	(1,178)	(5,845)	(7,023)
Net change in net interest income	$3,152	$2,115	$5,267

Net interest income for the three months ended September 30, 2002 increased $5.3 million to $24.2 million from $18.9 million during the three months ended September 30, 2001. This increase was attributable to a decline of $7.0 million in interest expense that was partially offset by a decline of $1.8 million in interest income during the three months ended September 30, 2002 compared to the three months ended September 30, 2001.  Both the decline in interest income and interest expense reflected declines in interest rates during the three months ended September 30, 2002 compared to the three months ended September 30, 2001.  The interest rate spread increased 73 basis points from 2.54% for the three months ended September 30, 2001 to 3.27% for the three months ended September 30, 2002, and the net interest margin increased 67 basis points from 2.92% to 3.59% during the same period.

The increase in both the interest rate spread and net interest margin reflected a 126 basis point decline in the average cost of interest-bearing liabilities, as well as a shift in the composition of interest-bearing liabilities away from higher cost borrowings and towards lower cost money market and other deposit accounts.  During the three months ended September 30, 2002 compared to the three months ended September 30, 2001, the average balance of deposits, including non-interest-bearing checking accounts, increased as a result of ongoing deposit marketing promotions and customer sales activities.  In addition, the average balance of real estate loans increased during the three months ended September 30, 2002, and the average rate on real estate loans was less susceptible to fluctuations in interest rates than other interest-earning assets since real estate loans possess a longer average term to their maturity or next interest rate reset.

During the period January 2001 through December 2001, the overnight inter-bank borrowing rate declined on eleven different occasions, moving from an initial rate of 6.5% to an ending rate of 1.75%.  During the period January 2002 through September 2002, the overnight inter-bank borrowing rate remained constant at 1.75%.  Because the Bank's liabilities generally possess a shorter average term to maturity than its assets, the net interest margin and interest rate spread both benefited from the reductions in interest rates during 2001.  A significant portion of the benefit of liabilities repricing to lower rates was realized during the period January 2002 through September 30, 2002.

Interest Income.  Interest income was $44.9 million during the three months ended September 30, 2002, a decrease of $1.8 million from $46.7 million during the three months ended September 30, 2001.  Declines in interest income on mortgage-backed securities of $2.5 million and on other short-term investments of $368,000 during the three months ended September 30, 2002 compared to the three months ended September 30, 2001, were partially offset by an increase in interest income on real estate loans of $1.2 million during the same period.

The Bank's general policy has been to emphasize growth in real estate loans as its primary interest-earning asset, and de-emphasize its investment and mortgage-backed securities portfolios while loan origination demand is strong.  Consistent with this policy, total principal repayments on mortgage-backed securities exceeded total purchases of mortgage-backed securities by $117.2 million during the period October 1, 2001 through June 30, 2002.  However, as part of a specific investment strategy to achieve a desirable balance of yield and liquidity on short-term investments, the Bank purchased $145.0 million of mortgage-backed securities during the three months ended September 30, 2002.  This purchase level exceeded the level of principal repayments of $50.0 million during the same period.  The combination of all activity during the period October 2001 through September 2002 resulted in an overall decline of $109.5 million in the average balance of mortgage-backed securities during the three months ended September 30, 2002 compared to the three months ended September 30, 2001.  In addition, due to interest rate reductions during the period March 2001 through December 2001, and the continuation of low interest rates during the period January 1, 2002 through September 30, 2002, the average yield on mortgage-backed securities declined from 6.12% during the three months ended September 30, 2001 to 5.01% during the three months ended September 30, 2002.

The decline of $368,000 in interest income on short-term investments resulted from a decrease of 212 basis points in average yield on these investments, reflecting declines in interest rates during the period January 2001 through December 2001 which were realized during the period January 2001 through September 2002.  The decline in yields on these investments more than offset the increase in interest income that would have otherwise resulted from growth of $31.4 million in their average balance during the three months ended September 30, 2002 compared to the three months ended September 30, 2001.  Growth in average balance during the period reflected increased liquid funds generated during the period January 2002 through September 2002 from both deposit growth and higher real estate loan and mortgage-backed securities principal repayments.

The increase in interest income on real estate loans was attributable to an increase of $157.1 million in the average balance of real estate loans resulting from real estate loan originations during the period October 1, 2001 through September 30, 2002.  During the three months ended September 30, 2002 and 2001, real estate loan originations totaled $150.4 million and $104.6 million, respectively.  Loan originations increased during the three months ended September 30, 2002 as a result of declines in long-term interest rates experienced during the period.

Overall, the yield on interest-earning assets declined 53 basis points from 7.19% during the three months ended September 30, 2001 to 6.66% during the three months ended September 30, 2002.  Declines in the overnight inter-bank borrowing rate brought about by the actions of the FOMC during the period January 2001 through December 2001, along with the continuation of low interest rates during the period January 1, 2002 through September 30, 2002, contributed to general decreases in interest rates, resulting in a reduction in the average yield of 111 basis points on mortgage-backed securities, 128 basis points on investment securities and 212 basis points on other (short-term) investments during the three months ended September 30, 2002 compared to the three months ended September 30, 2001.  The yield on real estate loans declined by only 33 basis points during this period.  Real estate loans possess longer terms to maturity or interest rate repricing and, therefore, reacted slower than other interest-earning assets to the declines in interest rates during the three months ended September 30, 2002.

Interest Expense.  Interest expense declined $7.0 million, to $20.7 million during the three months ended September 30, 2002, from $27.7 million during the three months ended September 30, 2001.  The decline in interest expense resulted substantially from a reduction of $4.1 million in interest expense on borrowed funds, which resulted from a decline of $268.9 million in the average balance of borrowed funds during the three months ended September 30, 2002 compared to the three months ended September 30, 2001.  The average cost of CDs, the next largest component of interest expense, declined by 138 basis points, resulting in a reduction in interest expense of $1.8 million during the three months ended September 30, 2002 compared to the three months ended September 30, 2001.  The average cost of money market accounts and savings accounts also declined by 197 basis points and 88 basis points, respectively, during the same period, resulting in a reduction in interest cost of $435,000 and $712,000, respectively.  These declines in average cost all reflected reductions in interest rates offered by the Bank as a result of the overall interest rate environment in effect during the period October 2001 through September 2002.

Provision for Loan Losses.  The provision for loan losses was $60,000 during both the three months ended September 30, 2002 and 2001 (See "Allowance for Loan Losses").

Non-Interest Income.  Non-interest income increased $903,000 to $3.5 million during the three months ended September 30, 2002, from $2.6 million during the three months ended September 30, 2001.  The increase resulted primarily from increased prepayment fee income (included in other non-interest income) of $808,000, as loan prepayments increased during the period due to both declines in interest rates during the period January 2001 through December 2001 and continued low interest rates during the period January 2002 through September 2002.  In addition, fee income grew $158,000 due primarily to additional loan fees of $118,000 resulting from increased origination activity, and an increase of $46,000 in deposit customer fees resulting from growth in deposit activity.

Non-Interest Expense.  Non-interest expense was $10.1 million during the quarter ended September 30, 2002, an increase of $1.8 million over the three months ended September 30, 2001.

Salary and employee benefits increased $1.5 million during this period as a result of increased salaries and staffing during the past twelve months, reflecting growth in personnel added to satisfy needs created by the increased size of the Bank, as well as growth in loans and deposit balances, and added deposit products during the period.  The benefit cost associated with the Benefit Maintenance Plan of Dime Community Bancshares, Inc. increased $547,000 due to the accelerated expense accruals of 12-month expenses over a 6-month period.  The accelerated expense accruals resulted from the 6-month fiscal reporting period ending December 31, 2002 that has been created by Company's change in fiscal year-end from June 30th to December 31st.  The benefit costs associated with the ESOP, which are calculated based upon the average market value of the Holding Company's common stock, additionally increased $192,000 due to an increase in the average market value of the Holding Company's common stock during the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

Data processing costs increased $94,000 due to additional systems activity related to growth in the loan portfolio and additional deposit activity.

Other expenses increased $407,000 due primarily to growth in advertising expenses of $64,000, as well as growth in administrative costs totaling approximately $100,000 associated with the change in fiscal year-end and six-month report period ending December 31, 2002.

Income Tax Expense.  Income tax expense increased $1.8 million during the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001, due primarily to an increase of $4.4 million in pre-tax net income.

Item 3.

 Quantitative and Qualitative Disclosure About Market Risk

Quantitative and qualitative disclosure about market risk is presented at June 30, 2002 in Item 7a of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 27, 2002.  The following is an update of the discussion provided therein:

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk continues to be interest rate risk.  The Bank is not subject to foreign currency exchange or commodity price risk.  At September 30, 2002, the Company owned no trading assets, nor did it utilize transactions involving derivative instruments that require bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There has been no material change in the composition of assets, deposit liabilities or wholesale funds from June 30, 2002 to September 30, 2002.

GAP Analysis.  There has been no material change in the computed one-year interest rate gap from June 30, 2002 to September 30, 2002.

Interest Rate Risk Compliance.  The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at June 30, 2002.  There were no changes in the board-approved limits of acceptable variance in net interest income and net portfolio value at September 30, 2002 compared to June 30, 2002.

The analysis that follows presents the estimated Net Portfolio Value ("NPV") in the market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under four other interest rate scenarios ("Rate Shock Scenarios") represented by immediate, permanent, parallel shifts in the term structure of interest rates from the actual term structure observed at September 30, 2002 and June 30, 2002.  The analysis below additionally presents a measurement of  the dollar amount and percentage by which each of the Rate Shock Scenario NPVs change from the Pre-Shock Scenario NPV at September 30, 2002.  Interest rate sensitivity is measured by the changes in the various Rate Shock Scenario NPV ratios ("NPV Ratios") from the Pre-Shock NPV Ratio.

	Net Portfolio Value			Portfolio Value of Assets		At June 30, 2002
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Sensitivity Change	NPV Ratio
Change in Interest Rate
+ 200 Basis Points	329,449	(30,577)	(8.49)%	11.09%	(0.78)%	10.01%
+ 100 Basis Points	359,406	(620)	(0.17)	11.93	0.05	10.82
Flat Rate	360,026	-	-	11.88	-	11.08
- 100 Basis Points	342,978	(17,048)	(4.74)	11.31	(0.57)	10.73
- 200 Basis Points	357,422	(2,604)	(0.72)	11.67	(0.20)	10.84

The model utilized to generate the NPVs presented above makes various estimates regarding cash flows from principal repayments on loans and mortgage-backed securities and/or call activity on investment securities and borrowings at each level of interest rate change.  Actual cash flows could differ significantly from these estimates and could result in significantly different NPVs.

The NPV Ratio at September 30, 2002 was 11.88% in the Pre-Shock Scenario, an improvement of 80 basis points over the Pre-Shock NPV Ratio of 11.08% at June 30, 2002. The NPV Ratio was 11.09% in the +200 basis point Rate Shock Scenario at September 30, 2002, also an improvement over the NPV Ratio of 10.01% in the +200 basis point Rate Shock Scenario at June 30, 2002.  At September 30, 2002, the sensitivity measure in the +200 basis point Rate Shock Scenario was negative 78 basis points, an improvement from the sensitivity measure of negative 107 basis points in the + 200 basis point Rate Shock Scenario at June 30, 2002.  All of these improvements resulted from a variety of factors that included, but were not limited to, a decline in short-term borrowings as a percentage of assets, and growth in core deposits.

Item 4.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the disclosure controls and procedures of the Company, as defined in Rule 13a-14(c) promulgated pursuant to the Exchange Act as of September 30, 2002 and concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in its reports filed pursuant to the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(a)

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to September 30, 2002.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal actions arising in the ordinary course of its business that, in the aggregate, involve amounts which are believed to be immaterial to the Company's financial condition and results of operations.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.

    Submission of Matters to a Vote of Security Holders

None.

Item 5.

    Other Information

None.

Item 6.

   Exhibits and Reports on Form 8-K

(a)

Exhibits

Exhibit 11

Statement Re:  Computation of Per Share Earnings

Exhibit 99.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 99.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)

Reports on Form 8-K

On July 18, 2002, the Holding Company filed a Current Report on Form 8-K regarding the approval of the change in fiscal year-end from June 30th to December 31st.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: November 13, 2002

By: /s/ VINCENT F. PALAGIANO

Vincent F. Palagiano

Chairman of the Board and Chief Executive

  Officer

Dated: November 13, 2002

By: /s/ KENNETH J. MAHON

Kenneth J. Mahon

Executive Vice President and Chief Financial

  Officer  (Principal Accounting Officer

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO 17 CFR 240.13a-14

I, Vincent F. Palagiano, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Dime Community Bancshares, Inc. (the "Registrant");

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

i.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

ii.

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of the quarterly report ("Evaluation Date"); and

iii.

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

i.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

ii.

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

November 13, 2002

/s/  VINCENT F. PALAGIANO

Vincent F. Palagiano

Chairman of the Board and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO 17 CFR 240.13a-14

I, Kenneth J. Mahon, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Dime Community Bancshares, Inc. (the "Registrant");

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

i.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

ii.

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of the quarterly report ("Evaluation Date"); and

iii.

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

i.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

ii.

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

November 13, 2002

/s/  KENNETH J. MAHON

Kenneth J. Mahon

Executive Vice President and Chief Financial Officer