Form 10-KT
period 2002-12-31
DIME COMMUNITY BANCSHARES INC
filed 2003-03-28
CIK 1005409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[   ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

 [X]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from July 1, 2002 to December 31, 2002

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

YES

 X

NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES

 X

NO

As of December 31, 2002, there were 25,646,702 shares of the Company's common stock, $0.01 par value, outstanding.  The aggregate market value of the voting stock held by non-affiliates of the Company as of December 31, 2002 was approximately $401,247,900.  This figure is based upon the closing price on the NASDAQ National Market for a share of the Company's common stock on December 31, 2002, which was $19.15 as reported in the Wall Street Journal on January 1, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

(1) The definitive Proxy Statement dated April 10, 2003 to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on May 15, 2003 and any adjournment thereof and which is expected to be filed with the Securities and Exchange Commission on or about April 11, 2003, is incorporated by reference in Part III.

- # -

TABLE OF CONTENTS

Page

PART I

Item 1.  Business

      General

3

      Acquisitions

4

      Market Area, Competition and Factors That May Affect Future Results

4

      Lending Activities

5

      Asset Quality

11

      Allowance for Loan Losses

13

      Investment Activities

16

      Sources of Funds

20

      Subsidiary Activities

23

      Personnel

24

      Federal, State and Local Taxation

                 Federal Taxation

24

                 State and Local Taxation

24

      Regulation

                 General

25

                 Regulation of Federal Savings Associations

25

                 Regulation of Holding Company

32

                 Federal Securities Laws

33

Item 2. Properties

33

Item 3. Legal Proceedings

33

Item 4. Submission of Matters to a Vote of Security Holders

33

PART II

Item 5. Market for the Company's Common Stock and Related Stockholder

                 Matters

34

Item 6. Selected Financial Data

36

Item 7. Management Discussion and Analysis of Financial Condition and

                 Results of Operations

38

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

56

Item 8.    Financial Statements and Supplementary Data

61

Item 9.    Changes in and Disagreements with Accountants on Accounting and

                 Financial Disclosure

61

PART III

Item 10. Directors and Executive Officers of the Company

61

Item 11. Executive Compensation

61

Item 12. Security Ownership of Certain Beneficial Owners and

                  Management

61

Item 13. Certain Relationships and Related Transactions

61

Item 14. Controls and Procedure

61

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on

                 Form 8-K

61

Signatures

63

Certification of Chief Executive Officer

64

Certification of Chief Financial Officer

65

This Transition Report on Form 10-K contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  These statements may be identified by use of words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "outlook," "plan," "potential," "predict," "project," "should," "will," "would" and similar terms and phrases, including references to assumptions.

Forward-looking statements are based upon various assumptions and analyses made by the Company (as defined subsequently herein) in light of management's experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company's control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

•

the timing and occurrence or non-occurrence of events may be subject to circumstances beyond the Company's control;

•

there may be increases in competitive pressure among financial institutions or from non-financial institutions;

•

changes in the interest rate environment may reduce interest margins;

•

changes in deposit flows, loan demand or real estate values may adversely affect the business of The Dime Savings Bank of Williamsburgh (the "Bank");

•

changes in accounting principles, policies or guidelines may cause the Company's financial condition to be perceived differently;

•

general economic conditions, either nationally or locally in some or all areas in which the Company conducts business, or conditions in the securities markets or the banking industry may be less favorable than the Company currently anticipates;

•

legislation or regulatory changes may adversely affect the Company's business;

•

technological changes may be more difficult or expensive than the Company  anticipates;

•

success or consummation of new business initiatives may be more difficult or expensive than the Company anticipates; or

•

litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than the Company anticipates.

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

PART I

Item 1.

Business

General

Dime Community Bancshares, Inc. (the "Holding Company," and together with its direct and indirect subsidiaries, the "Company") is a Delaware corporation and parent company of the Bank, a federally-chartered stock savings bank.

The Holding Company is a unitary savings and loan holding company, which, under existing law, is generally not restricted as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL").  The Holding Company's primary business is the operation of its wholly-owned subsidiary, the Bank. Under regulations of the Office of Thrift Supervision ("OTS"), the Bank is a QTL if its ratio of qualified thrift investments to portfolio assets ("QTL Ratio") was 65% or more, on a monthly average basis, in nine of the previous twelve months.  At December 31, 2002, the Bank's QTL Ratio was 82.51%, and the Bank maintained more than 65% of its portfolio assets in qualified thrift investments throughout the six-month period July 1, 2002 through December 31, 2002.

On July 18, 2002, the Boards of Directors of the Holding Company and each of its direct and indirect subsidiaries other than DSBW Preferred Funding Corporation and DSBW Residential Preferred Funding Corporation approved a change in fiscal year ends from June 30th to December 31st.

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

The Bank's principal business has been, and continues to be, gathering deposits from customers within its market area, and investing those deposits primarily in multi-family residential mortgage loans, commercial real estate loans, one- to four-family residential mortgage loans, construction loans, consumer loans, mortgage-backed securities ("MBS"), obligations of the U.S. Government and Government Sponsored Entities ("GSEs"), and corporate debt and equity securities. The Bank's revenues are derived principally from interest on its loan and securities portfolios. The Bank's primary sources of funds are: deposits; loan amortization, prepayments and maturities; MBS amortization, prepayments and maturities; investment securities maturities; advances ("Advances") from Federal Home Loan Bank of New York ("FHLBNY"); securities sold under agreement to repurchase ("REPOS") borrowings; and, the sale of real estate loans to the secondary market.

The Company's website address is www.dsbwdirect.com. The Company makes available free of charge through its website, by clicking the Investor Relations tab and selecting "SEC Filings," its Annual or Transition Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Acquisitions

On January 21, 1999, the Holding Company completed the acquisition of Financial Bancorp, Inc., the holding company of Financial Federal Savings Bank, F.S.B (the "FIBC Acquisition").  The consolidated operating results for the twelve months ended June 30, 1999 reflected the addition of earnings from the FIBC Acquisition for the period January 21, 1999 through June 30, 1999.  The FIBC Acquisition was accounted for as a purchase transaction, generating $44.2 million of goodwill.

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

The New York City banking environment is extremely competitive.  The Bank's competition for loans exists principally from savings banks, commercial banks, mortgage banks and insurance companies. The Bank has faced sustained competition for the origination of multi-family residential and commercial real estate loans, which together comprised 92.0% of the Bank's loan portfolio at December 31, 2002.  Management anticipates that the current level of competition for multi-family residential and commercial real estate loans will continue for the foreseeable future, and this competition may inhibit the Bank's ability to maintain its current level of such loans.

The Bank gathers deposits in direct competition with commercial banks, savings banks and brokerage firms, many among the largest in the nation.  In addition, it must also compete for deposit monies against the stock markets and mutual funds, especially during periods of strong performance in the U.S. equity markets.  However, the Bank's principal competition for deposit funds comes from local savings and commercial banks and commercial banks with branches located in its delineated trade area, as well as Internet banks.  Over the previous decade, consolidation in the financial services industry, coupled with the emergence of Internet banking, has dramatically altered the deposit gathering landscape.  Facing increasingly efficient and larger competitors, the Bank’s strategy to attract depositors and originate loans has increasingly utilized targeted marketing and delivery of technology-enhanced, customer-friendly banking services while controlling operating expenses.

All of this competition occurs within an economic and financial framework that is largely beyond the control of financial institutions.  The interest rates paid to depositors and charged to borrowers, while affected by marketplace competition, are generally a function of broader-based macroeconomic and financial factors, including the level of U.S. Gross Domestic Product, the supply of, and demand for, loanable funds, and the impact of global trade and international financial markets.  Within this environment, the Federal Open Market Committee's ("FOMC's") monetary policy and governance of short-term rates also significantly influence the interest rates paid and charged by financial institutions.

The Bank's success is additionally impacted by the overall condition of the economy, especially the local economy.  As home to many national companies in the financial and business services, and as a popular destination for domestic travelers, the New York City economy is particularly sensitive to the economic health of the U.S.  Success in banking is more easily achieved when local income levels increase due to economic strength.  The Bank has shown that even in periods of economic weakness and intense competition, such as those that currently exist, it can succeed by effectively implementing its business strategies.  However, if the local market for multi-family residential and commercial real estate declines, the Bank may experience greater delinquencies or be unable to originate the volume of loans that it otherwise anticipates.

Lending Activities

Loan Portfolio Composition.   The Bank's loan portfolio consists primarily of mortgage loans secured by multi-family residential apartment buildings, including buildings organized under cooperative form of ownership ("Underlying Cooperatives"), mortgage loans secured by commercial properties and conventional first mortgage loans secured primarily by one- to four-family residences, including condominiums and cooperative apartments.  At December 31, 2002, the Bank's loan portfolio totaled $2.2 billion. Within the loan portfolio, $1.73 billion, or 79.7%, were multi-family residential loans, $265.5 million, or 12.2%, were loans to finance commercial real estate, $162.2 million, or 7.5%, were loans to finance one- to four-family properties, including condominium or cooperative apartments, $5.2 million, or 0.2%, were loans to finance multi-family residential and one- to four-family residential properties with full or partial credit guarantees provided by either the Federal Housing Administration (''FHA'') or the Veterans Administration (''VA''), and $1.9 million, or 0.1%, were loans to finance real estate construction.  Of the total mortgage loan portfolio outstanding at that date, $1.59 billion, or 73.6% were adjustable-rate loans (''ARMs'') and $570.9 million, or 26.4%, were fixed-rate loans.  Of the Bank’s multi-family residential and commercial real estate loans, $1.53 billion, or 76.7%, were ARMs at December 31, 2002, the majority of which reprice no longer than 7 years from their origination date and carry a total amortization period of no longer than 30 years.  At December 31, 2002, the Bank's loan portfolio additionally included $4.8 million in consumer loans, composed of passbook loans, student loans, consumer installment loans, overdraft loans and mortgagor advances.

The types of loans the Bank may originate are subject to federal laws and regulations  (See "Regulation – Regulation of Federal Savings Banks").

The following table sets forth the composition of the Bank's real estate and other loan portfolios (including loans held for sale) in dollar amounts and percentages at the dates indicated:

	At December 31,		At June 30,
	2002	Percent of Total	2002	Percent of Total	2001	Percent of Total	2000	Percent of Total	1999(1)	Percent of Total	1998	Percent of Total
					(Dollars in Thousands)
Real Estate loans:
Multi-family residential	$1,730,102	79.74%	$1,694,422	79.92%	$1,541,531	78.60%	$1,349,854	78.33%	$1,000,859	72.20%	$717,638	75.26%
Commercial real estate	265,485	12.23	243,694	11.49	196,503	10.02	118,576	6.88	88,837	6.41	50,062	5.25
One- to four-family	145,808	6.72	155,013	7.31	189,651	9.67	215,648	12.51	249,741	18.02	127,457	13.36
Cooperative apartment	16,451	0.76	17,766	0.84	22,936	1.17	27,465	1.59	32,893	2.37	42,553	4.46
FHA/VA insured	5,215	0.24	5,565	0.26	6,450	0.33	7,536	0.44	9,699	0.70	11,934	1.25
Construction	1,931	0.09	-	-	-	-	-	-	-	-	-	-
Total mortgage loans	2,164,992	99.78	2,116,460	99.82	1,957,071	99.79	1,719,079	99.75	1,382,029	99.70	949,644	99.58
Other loans:
Student loans	420	0.02	502	0.03	827	0.04	990	0.06	794	0.06	677	0.07
Depositor loans	1,552	0.07	1,520	0.07	1,589	0.08	1,900	0.11	2,271	0.16	2,367	0.25
Consumer installment and other	2,781	0.13	1,715	0.08	1,729	0.09	1,348	0.08	1,100	0.08	919	0.10
Total other loans	4,753	0.22	3,737	0.18	4,145	0.21	4,238	0.25	4,165	0.30	3,963	0.42
Gross loans	2,169,745	100.00%	2,120,197	100.00%	1,961,216	100.00%	1,723,317	100.00%	1,386,194	100.00%	953,607	100.00%
Net unearned costs (fees)	332		57		(855)		(2,017)		(2,853)		(3,486)
Allowance for loan losses	(15,458)		(15,370)		(15,459)		(14,785)		(15,081)		(12,075)
Loans, net	$2,154,619		$2,104,884		$1,944,902		$1,706,515		$1,368,260		$938,046
Loans serviced for others:
One- to-four-family and cooperative apartment	$34,683		$35,752		$42,175		$47,909		$53,564		$55,802
Multi-family residential	73,384		-		63		281		293		2,817
Total loans serviced for others	$108,067		$35,752		$42,238		$48,190		$53,857		$58,619

(1)

Includes acquisition of $192.3 million in loans as a result of the FIBC Acquisition on January 21, 1999, which were composed primarily of one- to four-family loans.

Loan Originations, Purchases, Sales and Servicing.  The Bank originates both ARMs and fixed-rate loans, which activity is dependent upon customer demand and market rates of interest, and generally does not purchase whole mortgage loans or loan participations.  For the six months ended December 31, 2002, total loan originations were $426.5 million.  Originations of ARMs totaled $366.1 million, or 85.8%, of all loan originations, and originations of fixed-rate loans totaled $60.4 million, or 14.2% of all loan originations.  The majority of both ARM and fixed-rate originations were composed of multi-family residential and commercial real estate loans.  Multi-family residential real estate loans are either retained in the Bank's portfolio or sold in the secondary market to the Federal National Mortgage Association ("FNMA").  One- to four-family adjustable rate and fixed-rate mortgage loans with maturities up to 15 years are retained for the Bank’s portfolio.  Generally, the Bank sells its newly originated one- to four-family fixed-rate mortgage loans with maturities greater than fifteen years in the secondary market to FNMA or the State of New York Mortgage Agency (''SONYMA'').

During the six months ended December 31, 2002, sales of fixed-rate one- to four-family mortgage and student loans totaled $5.4 million. During December 2002, the Bank entered into a multi-family seller/servicing agreement with FNMA. The agreement envisions that the Bank will sell $200 million of multi-family residential loans to FNMA over the 18-month period ending in May 2004.  The majority of these loans sold will possess a minimum term to maturity or repricing of seven years.  In December 2002, the Bank sold approximately $73.4 million of recently-originated multi-family residential loans to FNMA with an average term to repricing of over seven years.  Currently, the Bank has no arrangement in which it sells commercial real estate loans to the secondary market.

The Bank generally retains the servicing rights in connection with loans its sells in the secondary market.  As of December 31, 2002, the Bank was servicing $108.1 million of loans for non-related institutions.  On all loans other than multi-family residential loans sold to FNMA, the Bank generally receives a loan servicing fee equal to 0.25% of the outstanding principal balance for servicing the loan.  For the multi-family residential loans sold to FNMA, the loan servicing fees vary in each sale agreement, as they are derived based upon the difference between the actual origination rate and contractual pass-through rate of the loans sold.  At December 31, 2002, the Bank had recorded mortgage servicing rights of $1.6 million.

The following table sets forth the Bank's loan originations (including loans held for sale), loan sales and principal repayments for the periods indicated:

	For the Six Months Ended December 31,		For the Years Ended June 30,
	2002	2001	2002	2001	2000
(Dollars in Thousands)
Gross loans:
At beginning of period	$2,120,197	$1,961,216	$1,961,216	$1,723,317	$1,386,194
Real estate loans originated:
Multi-family residential	358,137	242,433	504,770	355,804	453,682
Commercial real estate	39,542	15,280	27,900	37,591	28,824
One- to four-family (1)	19,969	3,608	16,343	2,346	3,165
Cooperative apartment	956	861	1,208	1,245	744
Equity lines of credit	4,961	690	1,676	-	-
Construction, net	805	-	620	1,339	24
Total mortgage loans originated	424,370	262,872	552,517	398,325	486,439
Other loans originated	2,159	2,593	3,410	8,585	8,937
Total loans originated	426,529	265,465	555,927	406,910	495,376
Less:
Principal repayments	298,181	168,808	392,507	166,948	156,306
Loans sold (2)	78,800	1,914	4,305	1,835	1,518
Mortgage loans transferred to Other Real Estate Owned	-	134	134	228	429
Gross loans at end of period	$2,169,745	$2,055,825	$2,120,197	$1,961,216	$1,723,317

(1)

Includes Home Equity and Home Improvement Loans.

(2)

Includes multi-family residential sold to FNMA, fixed-rate one- to four-family mortgage loans and student loans.

Loan Maturity and Repricing.   The following table shows the earlier of the maturity or the repricing period of the Bank's loan portfolio at December 31, 2002.  ARMs are shown as being due in the period during which the interest rates are next scheduled to adjust. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on the Bank's loan portfolio totaled $298.2 million during the six months ended December 31, 2002.

- # -

	At December 31, 2002
	Real Estate Loans
	Multi-family Residential	Commercial Real Estate	One- to Four- Family	Cooperative Apartment	FHA/VA Insured	Construction	Other Loans	Total Loans
(Dollars In Thousands)
Amount due:
One year or less	$68,117	$17,576	$24,119	$11,890	$1	$1,931	$4,473	$128,107
After one year:
More than one year to three years	250,316	51,251	8,613	1,881	497	-	280	312,838
More than three years to seven years	1,170,397	160,127	32,048	67	-	-	-	1,362,639
More than seven years to ten years	166,051	19,796	12,093	335	389	-	-	198,664
More than ten years to twenty years	75,221	16,735	39,839	2,228	4,326	-	-	138,349
Over twenty years	-	-	29,098	50	-	-	-	29,148
Total due or repricing After one year	1,661,985	247,909	121,689	4,561	5,214	-	280	2,041,638
Total amounts due or repricing, gross	$1,730,102	$265,485	$145,808	$16,451	$5,215	$1,931	$4,753	$2,169,745

The following table sets forth the outstanding principal balances in each loan category at December 31, 2002 that are due to mature or reprice after December 31, 2003, and whether such loans have fixed or adjustable interest rates:

	Due after December 31, 2003
	Fixed	Adjustable	Total
(Dollars in Thousands)
Mortgage loans:
Multi-family residential	$398,480	$1,263,505	$1,661,985
Commercial real estate	52,605	195,304	247,909
One- to four-family	102,734	18,955	121,689
Cooperative apartment	2,684	1,877	4,561
FHA/VA insured	5,214	-	5,214
Other loans	-	280	280
Total loans	$561,717	$1,479,921	$2,041,638

Multi-family Residential Lending and Commercial Real Estate Lending.   The Bank originates adjustable-rate and fixed-rate multi-family residential (five or more residential units) and commercial real estate loans.  The properties underlying these loans are generally located in the Bank's primary lending area. At December 31, 2002, the Bank had multi-family residential loans totaling $1.73 billion in its portfolio comprising 79.7% of the gross loan portfolio.  Of the Bank’s multi-family residential loans, $1.49 billion, or 86.3%, were secured by apartment buildings and $237.1 million, or 13.7%, were secured by Underlying Cooperatives at December 31, 2002.  The Bank also had $265.5 million of commercial real estate loans in its portfolio at December 31, 2002, representing 12.2% of its total loan portfolio.

The Bank originated multi-family residential and commercial real estate loans totaling $397.7 million during the six months ended December 31, 2002, versus $257.7 million during the six months ended December 31, 2001.

At December 31, 2002, the Bank had $109.9 million of commitments accepted by borrowers to originate multi-family residential and commercial real estate loans, compared to $57.2 million outstanding at June 30, 2002.

Multi-family residential and commercial real estate loans originated by the Bank were secured by three distinct property types: 1) fully residential apartment buildings; 2) "mixed-use" properties that feature a combination of residential units and commercial units within the same building; and 3) fully commercial real estate buildings.  The underwriting procedures for each of these property types are substantially similar.  Loans secured by fully residential apartment buildings are classified by the Bank as multi-family residential loans in all instances.  Loans secured by fully commercial real estate buildings are classified as commercial real estate loans in all instances.  Loans secured by mixed-use properties may be classified as either multi-family residential loans or commercial real estate loans.  The classification of loans secured by mixed-use properties is determined based upon the percentage of the property's rental income that is received from its residential tenants compared to its commercial tenants.  If more than 50% of the rental income earned on a mixed-use property is received from residential tenants, the full balance of the loan is classified as a multi-family residential loan.  Conversely, if less than 50% of the rental income earned on a mixed-use property is received from residential tenants, the full balance of the loan is classified as a commercial real estate loan.  In the event that the rental income earned is divided exactly 50% each between residential and commercial tenants, the entire loan balance is classified as either a multi-family residential or commercial real estate loan based upon a comparison of the physical space within the property allocated to residential tenants and commercial tenants.

Multi-family residential loans are generally viewed as exposing the Bank to a greater risk of loss than one- to four-family residential loans and typically involve higher loan principal amounts.  Multi-family residential and commercial real estate loans in the Bank's portfolio generally range in amount from $250,000 to $4.0 million, and have an average loan size of approximately $1.0 million and a median loan balance of $651,860.  Residential loans in this range are generally secured by buildings that possess between 5 and 100 apartments. The Bank had a total of $1.59 billion of multi-family residential loans in its portfolio on buildings with under 100 units as of December 31, 2002.  Principally as a result of rent control and rent stabilization laws that limit the amount of rent that may be charged to tenants, the associated rent rolls for buildings of this type indicate a rent range that would be considered affordable for low- to moderate-income households, regardless of the household income profiles of the associated census tracks.

At December 31, 2002, the Bank had 216 multi-family residential and commercial real estate loans with principal balances greater than $2.0 million, totaling $729.9 million.  These loans, while underwritten to the same standards as all other multi-family residential and commercial real estate loans, tend to expose the Bank to a higher degree of risk due to the potential impact of losses from any one loan relative to the size of the Bank's capital position.

The typical adjustable-rate multi-family residential and commercial real estate loan carries a final maturity of 10 or 12 years, and an amortization period not exceeding 30 years. These loans generally have an interest rate that adjusts once after the fifth or seventh year indexed to the 5-year FHLBNY advance rate, but may not adjust below the initial interest rate of the loan. Prepayment fees are assessed throughout the life of the loans.  The Bank also offers fixed-rate, self-amortizing, multi-family residential and commercial real estate loans with maturities of up to fifteen years.

It is the Bank's policy to require appropriate insurance protection, including title and hazard insurance, on all real estate mortgage loans at closing.  Borrowers generally are required to advance funds for certain expenses such as real estate taxes, hazard insurance and flood insurance.

The underwriting standards for new multi-family residential loans generally require (1) a maximum loan-to-value ratio of 75% based upon an appraisal performed by an independent, state licensed appraiser, and (2) sufficient cash flow from the underlying property to adequately service the debt, represented by a minimum debt service coverage of 120%.  In certain cases, the Bank may additionally require environmental hazard reports on multi-family residential properties.  As part of the underwriting process for multi-family residential and commercial real estate loans, the Bank considers the borrower's experience in owning or managing similar properties, the market value of the property and the Bank's lending experience with the borrower.  The Bank utilizes, where appropriate, rent or lease income, the borrower's credit history and business experience, and comparable appraisal values when underwriting commercial real estate applications.

Repayment of multi-family residential loans is dependent, in large part, on cash flow from the collateral property sufficient to satisfy operating expenses and debt service. Economic events and government regulations, such as rent control and rent stabilization laws, which are outside the control of the borrower or the Bank, could impair the future cash flow of such properties. As a result, rental income might not rise sufficiently over time to satisfy increases in the loan rate at repricing or increases in overhead expenses (e.g., utilities, taxes, insurance).

During the period July 1, 1998 through December 31, 2002, the Bank's charge-offs related to its multi-family residential loan portfolio totaled $211,000. As of December 31, 2002, the Bank had $690,000 of non-performing multi-family residential loans. (See "Asset Quality" and "Allowance for Loan Losses."  See "Lending Activities - Loan Approval Authority and Underwriting" for discussions of the Bank's underwriting procedures utilized in originating multi-family residential loans).

The Bank's three largest multi-family residential loans at December 31, 2002 were a $12.5 million loan originated in April 2001 secured by a 400 unit cooperative apartment complex located in Glen Oaks, New York; a $10.0 million loan originated in December 2002 secured by a nine story apartment building located in Manhattan, New York containing 87 apartment units and one office unit.; and an $8.7 million loan originated in September 2002 secured by three properties located in Manhattan, New York, as follows: two apartment buildings containing a total of 81 apartment units and 5 commercial units, and one commercial building containing 3 store locations and 5 office units.

The underwriting standards for new commercial real estate loans generally do not exceed a 65% loan-to-value ratio and sufficient cash flow from the underlying property to adequately service the debt, represented by a minimum debt service coverage of 120%.  To originate commercial real estate loans, the Bank additionally requires a security interest in personal property and standby assignments of rents and leases.  The maximum dollar amount of any individual commercial real estate loan conforms to the Bank's general policies on lending limits.

Commercial real estate loans are also generally viewed as exposing the Bank to a greater risk of loss than both one- to four-family and multi-family residential mortgage loans.  Because payment of loans secured by commercial real estate often is dependent upon successful operation and management of the collateral properties, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy.  The Bank seeks to minimize these risks by limiting the number of such loans, lending only to established customers and borrowers otherwise known or recommended, generally restricting such loans to the New York metropolitan area, and obtaining personal guarantees, if possible.  The Bank utilizes, where appropriate, rent or lease income, the borrower's credit history and business experience, and comparable appraisal values when underwriting commercial real estate applications.

During the period July 1, 1998 through December 31, 2002, the Bank's charge-offs related to its commercial real estate loan portfolio totaled $6,000. As of December 31, 2002, the Bank had no non-performing commercial real estate loans (See "Asset Quality" and "Allowance for Loan Losses."  See "Lending Activities - Loan Approval Authority and Underwriting" for a discussion of the Bank's underwriting procedures utilized in originating commercial real estate loans).

The Bank's three largest commercial real estate loans at December 31, 2002 were an $11.4 million loan originated in December 2001 and secured by a building in Manhattan, New York containing 10 commercial stores and 34 loft apartments; a $7.1 million loan originated in October 2002 and secured by a six story building located in Manhattan, New York containing 120 apartment units and 12 store locations; and a $6.9 million loan originated in May 2000 and secured by a 17-story loft building in Manhattan, New York containing 63 commercial tenants.

One- to Four-Family Mortgage and Cooperative Apartment Lending.   The Bank offers residential first and second mortgage loans secured primarily by owner-occupied, one- to four-family residences, including condominiums and cooperative apartments.  The majority of one- to four-family loans in the Bank's loan portfolio were obtained through the FIBC Acquisition and the acquisition of Pioneer Savings Bank, F.S.B. in 1996.  The Bank originated $25.9 million of one- to four-family mortgages during the six months ended December 31, 2002, the majority of which were home equity and home improvement loans.  At December 31, 2002, $162.2 million, or 7.5%, of the Bank's loans, consisted of one- to four-family mortgage loans.  The Bank is a participating seller/servicer with several government-sponsored mortgage agencies: FNMA and SONYMA, and generally underwrites its one- to four-family residential mortgage loans to conform with standards required by these agencies.

Although the collateral for cooperative apartment loans is composed of shares in a cooperative corporation (i.e., a corporation whose primary asset is the underlying real estate) and a proprietary lease in the borrower's apartment, cooperative apartment loans are treated as one- to four-family loans.  The Bank's portfolio of cooperative apartment loans was $16.5 million, or 0.8% of total loans, as of December 31, 2002.  Adjustable-rate cooperative apartment loans continue to be originated for portfolio.

For all one- to four-family loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower: (1) a credit report is reviewed; (2) income, assets and certain other information are verified by an independent credit agency; (3) and, if necessary, additional financial information is required to be submitted by the borrower. An appraisal of the real estate intended to secure the proposed loan is required, which currently is performed by an independent appraiser designated and approved by the Board of Directors.

During the period July 1, 1998 through December 31, 2002, the Bank's charge-offs related to its one- to four-family loan portfolio totaled $712,000.  As of December 31, 2002, the Bank had non-performing one- to four-family loans totaling $1.3 million  (See "Asset Quality" and "Allowance for Loan Losses").

The Bank generally sells its newly originated conforming fixed-rate one- to four-family mortgage loans with maturities in excess of 15 years in the secondary market to FNMA and SONYMA, and its non-conforming fixed-rate one- to four-family mortgage loans with maturities in excess of 15 years to various private sector secondary market purchasers. With few exceptions, such as SONYMA, the Bank retains the servicing rights on all such loans sold. During the six months ended December 31, 2002, the Bank sold one- to four-family mortgage loans totaling $5.4 million to non-affiliates.  As of December 31, 2002, the Bank's portfolio of one- to four-family fixed-rate mortgage loans serviced for others totaled $34.7 million.

Home Equity and Home Improvement Loans.  Home equity loans and home improvement loans, the majority of which are included in one- to four-family loans, currently are originated to a maximum of $250,000. The combined balance of the first mortgage and home equity or home improvement loan may not exceed 89% of the appraised value of the collateral property at origination of the home equity or home improvement loan in the event that the Bank holds the first mortgage on the collateral property, and 85% of the appraised value of the collateral property at origination of the home equity or home improvement loan in the event that the Bank does not hold the first mortgage on the collateral property.  On home equity and home improvement loans, the borrower pays an initial interest rate that may be as low as 200 basis points below the prime rate of interest in effect at origination.  After six months, the interest rate adjusts and ranges from the prime interest rate in effect at the time to 100 basis points above the prime interest rate in effect at the time.  The combined outstanding balance of the Bank's home equity and home improvement loans was $20.0 million at December 31, 2002.

Equity credit is also available on multi-family residential and commercial real estate loans.  These loans are underwritten in the same manner as first mortgage loans on these properties, except that the combined loan-to-value ratio of the first mortgage and the equity line cannot exceed 75%.  On equity loans, the borrower pays an interest rate ranging from 100 to 200 basis points above the prime rate.  The outstanding balance of these equity loans was less than $6.0 million at December 31, 2002, on outstanding total lines of $14.5 million.

Loan Approval Authority and Underwriting.   The Board of Directors of the Bank establishes lending authorities for individual officers as to the various types of loan products.  In addition, the Bank maintains a Loan Operating Committee that has collective loan approval authority.  The Loan Operating Committee is composed of, at a minimum, the Chief Executive Officer, the President, the Chief Financial Officer, and a credit officer overseeing the underwriting function for the respective type of loan being originated.  The Loan Operating Committee has authority to approve loan originations in amounts up to $3.0 million.  Both the Loan Operating Committee and the Board of Directors must approve all loan originations exceeding $3.0 million.  All loans approved by the Loan Operating Committee are presented to the Board of Directors for its review.  In addition, regulatory restrictions imposed on the Bank's lending activities limit the amount of credit that can be extended to any one borrower to 15% of unimpaired capital and unimpaired surplus (See  ''Regulation - Regulation of Federal Savings Associations - Loans to One Borrower'').

Asset Quality

Non-performing loans (i.e., delinquent loans for which interest accruals have ceased in accordance with the Bank's policy - typically loans 90 days or more past due) totaled $2.1 million at both December 31, 2002 and June 30, 2002.

The Bank had a total of 37 real estate and consumer loans, totaling $1.0 million, delinquent 60-89 days at December 31, 2002, compared to a total of 38 such delinquent loans, totaling $271,000, at June 30, 2002.   The majority of the dollar amount of both non-performing loans and loans delinquent 60-89 days was composed of real estate loans.  The majority of the count of both non-performing loans and loans delinquent 60-89 days was composed of consumer loans (primarily depositor loans).  The increase in the amount delinquent 60-89 days from June 30, 2002 to December 31, 2002, resulted from a net increase of five real estate loans totaling $691,000 during the period.  The 60-89 day delinquency levels fluctuate monthly, and are generally a less accurate indicator of credit quality trends than non-performing loans.

Under accounting principles generally accepted in the United States of America ("GAAP"), the Bank is required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a loan constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Current regulations of the OTS require that troubled-debt restructurings remain classified as such until either the loan is repaid or returns to its original terms.  The Bank had no loans classified as troubled-debt restructurings at December 31, 2002 or June 30, 2002.

Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting By Creditors for Impairment of a Loan," provides guidelines for determining and measuring impairment in loans. For each loan that the Bank determines to be impaired, impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimate of its fair value.  A specific reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses.  Generally, the Bank considers non-performing or troubled-debt restructured multi-family residential and commercial real estate loans, along with non-performing one- to four-family loans exceeding $323,000, to be impaired. The recorded investment in loans deemed impaired was approximately $690,000, consisting of one loan, at December 31, 2002, compared with $878,000 at June 30, 2002, consisting of two loans.  The average total balance of impaired loans was approximately $684,000 and $4.0 million during the six months ended December 31, 2002 and 2001, respectively, and $3.2 million, $3.7 million, and $1.5 million during the years ended June 30, 2002, 2001, and 2000, respectively. The decrease in both the current and average balance of impaired loans resulted primarily from the repayment in June 2002 of an impaired $2.9 million troubled-debt restructured loan.  At December 31, 2002, there were no reserves allocated within the allowance for loan losses for impaired loans.  At June 30, 2002, reserves totaling $88,000 were allocated within the allowance for loan losses for impaired loans.  At December 31, 2002, non-performing loans exceeded impaired loans by $1.4 million, due to $1.4 million of one- to four-family and consumer loans, which, while on non-performing status, were not deemed impaired.  This $1.4 million in one- to four-family and consumer loans were not deemed impaired since they had individual outstanding balances less than $323,000, and were considered homogeneous loan pools that were not required to be evaluated for impairment.

Other Real Estate Owned (“OREO”).  Property acquired by the Bank as a result of a foreclosure on a mortgage loan or a deed in lieu of foreclosure is classified as OREO and is recorded at the lower of the recorded investment in the related loan or the fair value of the property at the date of acquisition, with any resulting write down charged to the allowance for loan losses. The Bank obtains a current appraisal on an OREO property as soon as practicable after it takes possession of the real property. The Bank will generally reassess the value of OREO at least annually thereafter.  The balance of OREO was $134,000 at December 31, 2002 and $114,000 at June 30, 2002, consisting of one property in both instances.  During the six months ended December 31, 2002, a reserve of $20,000 was reversed on the OREO property.  This property was sold in January 2003 and no loss was recognized on the sale.

The following table sets forth information regarding non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated:

	At December 31,	At June 30,
	2002	2002	2001	2000	1999	1998
(Dollars in Thousands)
Non-performing loans
One- to four-family	$1,232	$1,077	$1,572	$1,769	$1,577	$471
Multi-family residential	690	878	1,131	2,591	1,248	236
Cooperative apartment	70	71	200	54	133	133
Other	124	97	155	7	43	44
Total non-performing loans	2,116	2,123	3,058	4,421	3,001	884
Other Real Estate Owned	134	114	370	381	866	825
Total non-performing assets	2,250	2,237	3,428	4,802	3,867	1,709
Troubled-debt restructurings	-	-	2,924	700	1,290	3,971
Total non-performing assets and troubled-debt restructurings	$2,250	$2,237	$6,352	$5,502	$5,157	$5,680

Impaired loans	$690	$878	$4,054	$2,591	$1,563	$3,136

Ratios:
Total non-performing loans to total loans	0.10%	0.10%	0.16%	0.26%	0.22%	0.09%
Total non-performing loans and troubled-debt restructurings to total loans	0.10	0.10	0.30	0.30	0.31	0.51
Total non-performing assets to total assets	0.08	0.08	0.13	0.19	0.17	0.11
Total non-performing assets and troubled- debt restructurings to total assets	0.08	0.08	0.23	0.22	0.23	0.35

Monitoring of Delinquent Loans.  Management of the Bank reviews delinquent loans on a monthly basis and reports to its Board of Directors regarding the status of all delinquent and non-performing loans in the Bank's portfolio.

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

Generally, the Bank initiates foreclosure proceedings when a loan is 90 days past due. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is generally either sold upon completing the foreclosure or as soon thereafter as practicable.  The Bank retains outside counsel experienced in foreclosure and bankruptcy procedures to institute foreclosure and other actions on non-performing loans.  As soon as practicable after initiating foreclosure proceedings on a loan, the Bank hires an independent appraiser to prepare an estimate of the fair value of the underlying collateral. It is also the Bank's general policy to dispose of properties acquired through foreclosure or deeds in lieu thereof as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating conditions.

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

The Bank's Loan Loss Reserve Committee reviews all loans in the Bank's portfolio quarterly, with particular emphasis on problem loans, in order to determine whether any loans require reclassification in accordance with applicable regulatory guidelines.  The Loan Loss Reserve Committee reports its recommendations to the Bank's Board of Directors on a quarterly basis. The Loan Loss Reserve Committee, subject to approval of the Bank's Board of Directors, establishes policies relating to the internal classification of loans.  The Bank believes that its classification policies are consistent with regulatory policies. All non-performing loans, troubled-debt restructurings and OREO are considered to be classified assets. In addition, the Bank maintains a "watch list," composed of loans that, while performing, are characterized by weaknesses requiring special attention from management and are considered to be potential problem loans. All loans on the watch list are considered to be classified assets or are otherwise categorized as "Special Mention."  As a result of its review of the loan portfolio, the Loan Loss Reserve Committee may decide to reclassify one or more of the loans on the watch list.

At December 31, 2002, the Bank had 19 loans totaling $1.3 million designated Special Mention, compared to 21 loans totaling $3.6 million at June 30, 2002.  The decline during the six months ended December 31, 2002 related primarily to the satisfaction of one multi-family residential loan totaling $2.2 million that was classified Special Mention at June 30, 2002.

At December 31, 2002, the Bank had $1.9 million of assets classified Substandard, consisting of 18 loans and one OREO property.  At June 30, 2002, the Bank had $3.6 million of assets classified Substandard, consisting of nineteen loans, one OREO property and one investment security.  The investment security classified as Substandard at June 30, 2002 was subsequently sold by the Bank in August 2002 with an immaterial loss recognized on the sale.

At both December 31, 2002 and June 30, 2002 the Bank had no assets classified as either Doubtful or Loss.  The watch list contained 25 loans totaling $1.8 million at December 31, 2002, compared to 27 loans totaling $4.1 million at June 30, 2002.

The following table sets forth at December 31, 2002 the Bank's aggregate carrying value of the assets classified as Substandard, Doubtful or Loss or designated as Special Mention:

	Special Mention		Substandard		Doubtful		Loss
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
(Dollars in Thousands)
Mortgage Loans:
Multi-family residential	2	$293	1	$156	-	-	-	-
One- to four-family	8	763	16	1,503	-	-	-	-
Cooperative apartment	9	246	1	70	-	-	-	-
Commercial real estate	-	-	-	-
Total Mortgage Loans	19	1,302	18	1,729	-	-	-	-
Other Real Estate Owned	-	-	1	134
Total	19	$1,302	19	$1,863	-	-	-	-

Allowance for Loan Losses

The allowance for loan losses was determined in accordance with GAAP, under which the Bank is required to maintain an appropriate allowance for loan losses.  The Loan Loss Reserve Committee is charged with, among other functions, specific responsibility for monitoring the appropriateness of the loan loss reserve. The Loan Loss Reserve Committee's findings, along with recommendations for changes to loan loss reserve provisions, if any, are reported directly to the Bank's senior management and the Board of Directors.

The loan loss methodology consists of several key components, including a review of the two elements of the Bank's loan portfolio, classified loans (i.e. non-performing loans, troubled-debt restructuring and impaired loans under SFAS 114) and performing loans.  At December 31, 2002, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio.

Performing loans are reviewed based upon the premise that there are losses inherent within the loan portfolio that have not been identified as of the balance sheet date.  As a result, the Bank calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage based upon its historical loss experience and applying it to its performing loans.  In deriving the expected loan loss percentage, the Bank considers the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multi-family residential, commercial real estate, cooperative apartment or consumer); the underwriting history of the loan (i.e., whether it was underwritten by the Bank or a predecessor institution acquired subsequently by the Bank and, therefore, originally subjected to different underwriting criteria); both the current condition and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data in order to derive the expected loan loss percentages); the level of and trend in non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by real estate properties located in the New York City metropolitan area) or specific industry conditions within the portfolio segments.  Since these criteria effect the expected loan loss percentages that are applied to performing loans, changes in any one or more of these criteria will effect the amount of the allowance and the provision for loan losses.  The Bank applied the process of determining the allowance for loan losses consistently throughout the six months ended December 31, 2002 and 2001 and the twelve months ended June 30, 2002 and 2001.

Loans classified as Special Mention, Substandard or Doubtful are reviewed individually on a quarterly basis by the Loan Loss Reserve Committee to determine if specific reserves are appropriate.  Under the guidance established by SFAS 114, loans determined to be impaired are evaluated in order to establish whether the estimated value of the underlying collateral is sufficient to satisfy the existing debt.  Should the Loan Loss Reserve Committee determine that a shortfall exists between the estimated value of the underlying collateral and the outstanding balance due on the impaired loan, a specific reserve is recommended to the Board for approval for the amount of the deficit.  If approved by the Board of Directors, the Bank will additionally increase its valuation allowance in an amount established by the Loan Loss Reserve Committee to appropriately reflect the anticipated loss from any other loss classification category.  Typically, the Bank's policy is to charge-off immediately all balances classified ''Loss'' and all charge-offs are recorded as a reduction of the allowance for loan losses.  The Bank applied this process consistently throughout the six months ended December 31, 2002 and 2001 and the twelve months ended June 30, 2002 and 2001.

The Bank has maintained its allowance for loan losses at a level which management believes is appropriate to absorb losses inherent within the Bank's loan portfolio as of the balance sheet dates.  The allowance for loan losses remained relatively constant during the six months ended December 31, 2002, approximating $15.4 million at December 31, 2002 and June 30, 2002.  During the six months ended December 31, 2002, the Bank recorded a provision of $120,000 to the allowance for loan losses to provide for growth in its loan portfolio balances.  Offsetting this increase were net charge-offs of $32,000 recorded during the six months ended December 31, 2002, virtually all of which related to the resolution of one classified loan.  The overall credit quality of the Bank's loan portfolio remains favorable, as evidenced by a continued low level of non-performing loans and OREO during the six months ended December 31, 2002 and a continued low level of overall loan delinquencies.

Although management of the Bank believes that the Bank maintains its allowance for loan losses at appropriate levels, subsequent additions may be necessary if economic or other conditions in the future differ from the current operating environment.  Although the Bank utilizes the most reliable information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, its valuation of OREO, and the level of loans both in, and pending, foreclosure. Based on their judgments about information available to them at the time of their examination, the regulators may require the Bank to recognize adjustments to the allowance.

- # -

The following table sets forth activity in the Bank's allowance for loan losses at or for the dates indicated:

	At or for the Six Months Ended December 31,		At or for the Year Ended June 30,
	2002	2001	2002	2001	2000	1999(2)	1998
(Dollars in Thousands)
Total loans outstanding at end of period (1)	$2,170,077	$2,055,562	$2,120,254	$1,960,361	$1,721,200	$1,383,341	$950,121
Average total loans outstanding (1)	$2,169,442	$1,998,694	$2,042,923	$1,819,336	$1,563,656	$1,164,982	$843,148
Allowance for loan losses:
Balance at beginning of period	$15,370	$15,459	$15,459	$14,785	$15,081	$12,075	$10,726
Provision for loan losses	120	120	240	740	240	240	1,635
Charge-offs
Multi-family residential	-	(71)	(113)	-	-	(98)	(49)
Commercial real estate	-	-	-	(6)	-	-	-
One- to four-family	(33)	(20)	(156)	(13)	(500)	(10)	(165)
FHA/VA insured	-	-	-	-	-	-	-
Cooperative apartment	-	-	-	(14)	(24)	(62)	(112)
Other	(11)	(12)	(80)	(48)	(21)	(38)	(2)
Total charge-offs	(44)	(103)	(349)	(81)	(545)	(208)	(328)
Recoveries	12	16	20	15	9	7	42
Reserve acquired in purchase acquisition	-	-	-	-	-	2,967	-
Balance at end of period	$15,458	$15,492	$15,370	$15,459	$14,785	$15,081	$12,075
Allowance for loan losses to total loans at end of period	0.71%	0.75%	0.72%	0.79%	0.86%	1.09%	1.27%
Allowance for loan losses to total non- performing loans at end of period	730.53	815.80	723.98	505.53	334.43	502.53	1,365.95
Allowance for loan losses to total non- performing loans and troubled-debt restructurings at end of period	730.53	321.21	723.98	258.43	288.71	351.46	248.71
Ratio of net charge-offs to average loans outstanding during the period	-	-	0.02%	-	0.03%	0.02%	0.03%

Allowance for losses on Other Real Estate Owned:
Balance at beginning of period	$20	$20	$20	$45	$149	$164	$187
Provision (recovery) charged to operations	(20)	-	-	18	25	16	114
Charge-offs, net of recoveries	-	-	-	(43)	(129)	(31)	(137)
Balance at end of period	$-	$20	$20	$20	$45	$149	$164

(1)

Total loans represents gross loans, net of deferred loan fees and discounts.

(2)

On January 21, 1999, the Bank acquired $192.3 million of loans as a result of  the FIBC Acquisition, which added  $84.4 million to the average balance of loans during the twelve months ended June 30, 1999.

- # -

The following table sets forth the Bank's allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated:

	At December 31,		At June 30,
	2002		2002		2001		2000		1999		1998
	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)
			(Dollars in Thousands)
Impaired loans	-	0.03%	$88	0.01%	$775	0.21%	$130	0.15%	$62	0.11%	$23	0.33%
Multi-family residential	11,831	79.90	11,843	80.12	10,190	80.98	10,000	78.65	9,652	72.63	10,160	75.90
Commercial real estate	2,416	12.26	2,167	11.52	1,214	7.78	1,095	6.92	699	6.45	445	5.32
One-to-four- family	1,051	6.74	1,094	7.33	3,005	9.48	3,176	12.23	4,112	17.86	669	13.32
Cooperative apartment	151	0.76	162	0.84	184	1.17	254	1.60	414	2.39	605	4.52
Construction	-	0.09	-	-	-	-	-	-	-	-	-	-
Other	9	0.22	16	0.18	91	0.38	130	0.45	142	0.56	173	0.61
Total	$15,458	100.00%	$15,370	100.00%	$15,459	100.00%	$14,785	100.00%	$15,081	100.00%	$12,075	100.00%

(1)

Total loans represent gross loans less FHA and VA guaranteed loans.

Investment Activities

Investment Strategies of the Holding Company – The Holding Company's principal asset is its investment in the Bank's common stock, which amounted to $265.5 million at December 31, 2002.  The Holding Company's other investments at that date totaled $16.2 million.  The largest component of these investments was an investment in Government National Mortgage Association ("GNMA") adjustable rate mortgage-backed securities ("ARM MBS") totaling $9.2 million.  All of the other investments were intended primarily to provide future liquidity which may be utilized for general business activities, which may include, but are not limited to: (1) purchases of common stock into treasury; (2) repayment of interest on the Holding Company's $25.0 million subordinated note obligation; (3) subject to applicable limitations, the payment of dividends on the Holding Company's common stock; and/or (4) investments in the equity securities of other financial institutions and other investments not permissible by the Bank.  The Holding Company cannot assure that it will engage in any of these activities in the future.

The Holding Company's investment policy calls for investments in relatively short-term, liquid securities similar to the securities defined in the securities investment policy of the Bank.

Investment Policy of the Bank.   The securities investment policy of the Bank, which is established by its Board of Directors, is designed to help the Bank achieve its overall asset/liability management objectives and to comply with the applicable regulations of the OTS.  Generally, the policy calls for management to emphasize principal preservation, liquidity, diversification, short maturities and/or repricing terms, and a favorable return on investment when selecting new investments for the Bank's portfolio. The Bank's current securities investment policy permits investments in various types of liquid assets, including obligations of the U.S. Treasury and federal agencies, investment grade corporate obligations, various types of MBS, commercial paper, certificates of deposit ("CDs") and overnight federal funds sold to financial institutions.  The Bank's Board of Directors periodically approves all financial institutions that sell federal funds to the Bank.

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

During the six months ended December 31, 2002 and the twelve months ended June 30, 2002 and 2001, neither the Holding Company nor the Bank held any derivative instruments or any embedded derivative instruments that require bifurcation.  The Holding Company or the Bank may, with respective Board approval, engage in hedging transactions utilizing derivative instruments.

Mortgage-Backed Securities.  MBS provide the portfolio with investments offering desirable repricing, cash flow and credit quality characteristics. MBS yield less than the loans that underlie the securities because of the cost of payment guarantees and credit enhancements that reduce credit risk to the investor.  Although MBS guaranteed by federally sponsored agencies carry a reduced credit risk compared to whole loans, such securities remain subject to the risk that fluctuating interest rates, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and thus affect both the prepayment speed and value of such securities.  However, MBS are more liquid than individual mortgage loans and may readily be used to collateralize borrowings.  In addition to its superior credit quality as a result of the agency guarantees, the MBS portfolio also provides the Holding Company and the Bank with important interest rate risk management features, as the entire portfolio provides monthly cash flow for re-investment at current market interest rates.

The Company's consolidated investment in MBS totaled $363.0 million, or 12.3% of total assets, at December 31, 2002, the majority of which was owned by the Bank.  Approximately 68.8% of the MBS portfolio was composed of securities guaranteed by GNMA, The Federal Home Loan Mortgage Corporation ("FHLMC") or FNMA.  At December 31, 2002, the Bank had $293.9 million in Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"), which comprised the largest component of its MBS portfolio.  All of these CMOs and REMICs were either U.S agency guaranteed obligations or issued by private financial institutions.  All of the non-agency guaranteed obligations were rated in the highest ratings category by at least one nationally recognized rating agency at the time of purchase.  Further, none of these CMOs and REMICs had stripped principal and interest components and all occupied priority tranches within their respective issues.  As of December 31, 2002, the fair value of CMOs and REMICs was approximately $1.4 million above their cost basis.

The remaining MBS portfolio was composed of a $43.9 million investment in ARM MBS pass-through securities with a weighted average term to next rate adjustment of less than one year, a $16.2 million investment in seasoned fixed-rate GNMA, FNMA and FHLMC pass-through securities with an estimated remaining life of less than three years, and a $9.0 million investment in balloon MBS (the ''Balloon Payment Securities"), which provide a return of principal and interest on a monthly basis, and have original maturities of between five and seven years, at which point the entire remaining principal balance is repaid.

GAAP requires investments in equity securities that have readily determinable fair values and all investments in debt securities to be classified in one of the following three categories and accounted for accordingly:  trading securities, securities available for sale or securities held to maturity.  Neither the Company nor the Bank had any securities classified as trading securities during the six months ended December 31, 2002, nor do they anticipate establishing a trading portfolio.  Unrealized gains and losses on available for sale securities are reported as a separate component of stockholders' equity referred to as accumulated other comprehensive income, net of deferred taxes.  At December 31, 2002, the Holding Company and the Bank had, on a combined basis, $465.3 million of securities classified as available for sale, which represented 15.8% of total assets at December 31, 2002. Given the size of the available for sale portfolio, future variations in market values of the available for sale portfolio could result in fluctuations in the Company's consolidated stockholders' equity.

Both the Bank and Holding Company typically classify purchased MBS as available for sale, in recognition of the greater prepayment uncertainty associated with these securities, and carries these securities at fair market value.  The fair value of MBS available for sale exceeded their amortized cost by $3.7 million at December 31, 2002.

The following table sets forth activity in the MBS portfolio for the periods indicated:

	For the Six Months Ended December 31,		For the Year Ended June 30,
	2002	2001	2002	2001	2000
(Dollars In Thousands)
Amortized cost at beginning of period	$285,201	$433,097	$433,097	$451,489	$530,306
Purchases (Sales), net	224,579	10,184	37,218	81,520	247
Principal repayments	(149,556)	(85,074)	(184,835)	(99,896)	(78,874)
Premium amortization, net	(920)	(92)	(279)	(16)	(190)
Amortized cost at end of period	$359,304	$358,115	$285,201	$433,097	$451,489

- # -

U. S. Treasury and Agency Obligations.  At December 31, 2002, the Company's consolidated investment in U. S. Treasury and agency securities totaled $53.3 million.  Virtually all of these investments were agency obligations issued either by the Federal Home Loan Bank ("FHLB"), FHLMC, or FNMA.  In addition, the Bank owns an investment of $1.0 million issued by the Federal Farm Credit Bank at December 31, 2002.  The Company's consolidated investment in U.S. Treasury and agency obligations had an average maturity of 1.1 years at December 31, 2002.

Corporate Debt Obligations.  Both the Holding Company and the Bank invest in the short-term investment-grade debt obligations of various corporations. Corporate debt obligations generally carry both a higher rate of return and a higher degree of credit risk than U.S. Treasury and agency securities with comparable maturities. In addition, corporate securities are generally less liquid than comparable U.S. Treasury and agency securities. In recognition of the additional risks associated with investing in these securities, the Bank's investment policy limits new investments in corporate obligations to those companies which are rated single ''A'' or better by one of the nationally recognized rating agencies, and limits investments in any one corporate entity to the lesser of 1% of total assets or 15% of the Bank's equity. At December 31, 2002, the Company's consolidated portfolio of corporate debt obligations totaled $42.1 million.  The majority of these investments are held by the Bank.

Equity Investments.  The Company's consolidated investment in equity securities totaled $9.1 million at December 31, 2002.  The largest single investment in this category was a $5.0 million investment in preferred stock issued by FNMA.  The remaining investment was composed primarily of various equity mutual fund investments.

The following table sets forth the amortized cost and fair value of the total portfolio of investment and MBS at the dates indicated:

	At December 31,		At June 30,
		2002	2002			2001	2000
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
			(Dollars in Thousands)
Mortgage-backed securities:
CMOs and REMICs	$292,541	$293,928	$209,476	$213,579	$301,412	$304,439	$287,780	$279,867
FHLMC	15,896	16,289	10,069	10,351	19,560	19,798	14,929	14,853
FNMA	8,122	8,435	11,681	12,005	19,862	20,269	15,558	15,427
GNMA	42,745	44,388	53,975	55,686	92,263	94,107	133,222	132,477
Total mortgage-backed securities	359,304	363,040	285,201	291,621	433,097	438,613	451,489	442,624
Investment securities:
U.S. Treasury and agency	52,741	53,289	85,050	85,823	35,705	35,996	67,686	65,788
Other	52,463	52,110	53,136	53,639	57,302	59,180	73,808	72,684
Total investment securities	105,204	105,399	138,186	139,462	93,007	95,176	141,494	138,472
Net unrealized gain (loss) (1)	3,833	-	7,553	-	7,484	-	(11,683)	-
Total securities, net	$468,341	$468,439	$430,940	$431,083	$533,588	$533,789	$581,300	$581,096

(1)

The net unrealized gain (loss) at December 31, 2002 and June 30, 2002, 2001 and 2000 relates to available for sale securities in accordance with SFAS 115, "Accounting for Investments in Debt and Equity Securities."  The net unrealized gain (loss) is presented in order to reconcile the ''Amortized Cost'' of the securities portfolio to the recorded value reflected in the Company's Consolidated Statements of Condition.

- # -

The following table sets forth the amortized cost and fair value of the total portfolio of investment and MBS, by accounting classification and type of security, at the dates indicated:

	At December 31,		At June 30,
		2002	2002			2001	2000
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
			(Dollars in Thousands)
Held-to-Maturity:
Mortgage-backed securities (1)	$2,249	$2,337	$3,275	$3,409	$8,160	$8,326	$13,329	$13,263
Investment securities (2)	825	835	875	884	3,784	3,819	17,489	17,351
Total Held-to-Maturity	$3,074	$3,172	$4,150	$4,293	$11,944	$12,145	$30,818	$30,614

Available-for-Sale:
Mortgage-backed securities:
Pass-through securities	$64,514	$66,775	$72,450	$74,633	$123,525	$125,848	$150,380	$149,494
CMOs and REMICs	292,541	293,928	209,476	213,579	301,412	304,439	287,780	279,867
Total mortgage-backed securities available for sale	357,055	360,703	281,926	288,212	424,937	430,287	438,160	429,361
Investment securities (2)	104,379	104,564	137,311	138,578	89,223	91,357	124,005	121,121
Net unrealized gain (loss) (3)	3,833	-	7,553	-	7,484	-	(11,683)	-
Total Available-for-Sale	$465,267	$465,267	$426,790	$426,790	$521,644	$521,644	$550,482	$550,482
Total securities, net	$468,341	$468,439	$430,940	$431,083	$533,588	$533,789	$581,300	$581,096

(1)

MBS include both pass-through securities and investments in CMOs and REMICs.

(2)

Includes corporate debt obligations.

(3)

The net unrealized gain (loss) at December 31, 2002 and June 30, 2002, 2001 and 2000 relates to available for sale securities in accordance with SFAS No. 115. The net unrealized gain (loss) is presented in order to reconcile the ''Amortized Cost'' of the securities portfolio to the recorded value reflected in the Company's Consolidated Statements of Condition.

- # -

The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of investment and MBS at December 31, 2002, by remaining period to contractual maturity. With respect to MBS, the entire carrying amount of the security at December 31, 2002 is reflected in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments.  The investment policy of both the Holding Company and the Bank calls for the purchase of only priority tranches when investing in MBS.  As a result, the weighted average duration of MBS approximates 1.4 years as of December 31, 2002, when giving consideration to anticipated repayments or possible prepayments, which is far less than their calculated average maturity in the table below.  Other than obligations of federal agencies and GSEs, neither the Holding Company nor the Bank had a combined investment in securities issued by any one entity in excess of 15% of stockholders' equity at December 31, 2002.

                                                                                                                      At December 31, 2002

	Held to Maturity			Available for Sale
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
(Dollars in Thousands)
Mortgage-backed securities:
Due within 1 year	$1,051	$1,068	7.26%	$567	$568	5.92%
Due after 1 year but within 5 years	1,058	1,120	7.95	11,427	11,512	3.85
Due after 5 years but within 10 years	140	149	8.00	12,240	12,415	4.67
Due after ten years	-	-	-	332,821	336,208	4.85
Total	2,249	2,337	7.63	357,055	360,703	4.82

U.S. Treasury and agency:
Due within 1 year	-	-	-	30,649	30,974	3.16
Due after 1 year but within 5 years	-	-	-	22,092	22,315	4.81
Due after 5 years but within 10 years	-	-	-	-	-	-
Due after ten years	-	-	-	-	-	-
Total	-	-	-	52,741	53,289	3.85

Corporate and other:
Due within 1 year	-	-	-	20,259	20,492	5.66
Due after 1 year but within 5 years	75	85	5.83	-	-	-
Due after 5 years but within 10 years	750	750	7.50	2,000	2,122	6.55
Due after ten years	-	-	-	29,379	28,661	3.35
Total	825	835	7.35	51,638	51,275	4.38

Total:
Due within 1 year	1,051	1,068	7.26	51,475	52,034	4.17
Due after 1 year but within 5 years	1,133	1,205	7.81	33,519	33,827	4.48
Due after 5 years but within 10 years	890	899	7.58	14,240	14,537	4.93
Due after ten years	-	-	-	362,200	364,869	4.73
Total	$3,074	$3,172	7.56%	$461,434	$465,267	4.66%

Sources of Funds

General.   The Bank's primary sources of funding for its lending and investment activities include: deposits, repayments of loans and MBS, investment security maturities and redemptions, Advances from the FHLBNY, and borrowing in the form of REPOS made with various financial institutions, including the FHLBNY.  In addition, the Holding Company acquired $25.0 million of funding through the issuance of subordinated notes in April 2000, with a stated coupon of 9.25% and a maturity of May 1, 2010.  The Bank also sells selected multi-family residential and commercial real estate loans to FNMA, and long-term, one- to four-family residential real estate loans to either FNMA or SONYMA.

Deposits.   The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank, at December 31, 2002, and presently, offers savings accounts, money market accounts, checking accounts, NOW and Super NOW accounts, and CDs. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition from other financial institutions and investment products. Traditionally, the Bank has relied upon direct marketing, customer service, convenience and long-standing relationships with customers to generate deposits.  The communities in which the Bank maintains branch offices have historically provided the Bank with nearly all of its deposits. At December 31, 2002, the Bank had deposit liabilities of $1.93 billion, up $147.1 million from June 30, 2002 (See "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources").  Within total deposits at December 31, 2002, $176.1 million, or 9.1%, consisted of CDs with balances of $100,000 or greater.  Individual Retirement Accounts  totaled $121.8 million, or 6.3% of total deposits.

In June 2000, the Bank's Board of Directors approved acceptance of brokered CDs up to an aggregate limit of $120.0 million.  At December 31, 2002, the Bank had no brokered CDs.  As of June 30, 2002, the Bank had accepted brokered CDs totaling $2.0 million.  Brokered CDs are utilized by the Bank solely as a funding alternative to borrowings.

The following table presents the deposit activity of the Bank for the periods indicated:

	Six Months Ended December 31,		Year Ended June 30,
	2002	2001	2002	2001	2000
(Dollars in Thousands)
Deposits	$1,556,645	$1,332,182	$2,787,649	$2,620,203	$2,178,658
Withdrawals	1,435,740	1,191,187	2,485,046	2,461,159	2,223,597
Deposits greater (less) than Withdrawals	120,905	140,365	302,603	159,044	(44,939)
Deposits relinquished in branch sale	-	-	-	-	(17,949)
Interest credited	26,236	26,565	48,999	50,240	43,103
Total increase (decrease) in deposits	$147,141	$166,930	$351,602	$209,284	$(19,785)

At December 31, 2002 the Bank had $176.1 million in CDs over $100,000 maturing as follows:

Maturity Period	Amount	Weighted Average Rate
(Dollars in Thousands)
Within three months	$31,614	3.06%
After three but within six months	35,511	2.80
After six but within twelve months	47,331	2.78
After 12 months	61,655	3.99
Total	$176,111	3.26%

The following table sets forth the distribution of the Bank's deposit accounts and the related weighted average interest rates at the dates indicated:

	At December 31,			At June 30,
		2002			2002			2001
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
				(Dollars in Thousands)
Savings accounts	$362,400	18.80%	0.78%	$363,732	20.43%	1.25%	$347,983	24.36%	2.08%
CDs	830,140	43.08	3.21	748,005	42.02	3.73	691,193	48.39	5.30
Money market accounts	616,762	32.00	1.90	556,376	31.26	2.39	296,157	20.73	4.54
NOW and Super NOW accounts	31,821	1.65	1.24	29,005	1.63	1.23	25,754	1.80	1.22
Checking accounts	86,052	4.47	-	82,916	4.66	-	67,345	4.72	-
Totals	$1,927,175	100.00%	2.16%	$1,780,034	100.00%	2.59%	$1,428,432	100.00%	4.03%

- # -

The following table presents, by interest rate ranges, the amount of CDs outstanding at the dates indicated and the period to maturity of the CDs outstanding at December 31, 2002:

                                                  Period to Maturity at December 31, 2002

Interest Rate Range	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at December 31, 2002	Total at June 30, 2002	Total at June 30, 2001
(Dollars in Thousands)
4.00% and below	$438,559	$198,242	$10,532	$-	$647,333	$483,285	$103,411
4.01% to 5.00%	45,874	17,285	32,353	-	95,512	134,704	192,588
5.01% to 6.00%	29,771	24,786	10,934	-	65,491	80,097	252,538
6.01% to 7.00%	6,446	15,115	243	-	21,804	49,825	142,489
7.01% and above	-	-	-	-	-	94	167
Total	$520,650	$255,428	$54,062	$-	$830,140	$748,005	$691,193

Borrowings.   The Bank has been a member and shareholder of the FHLBNY since 1980. One of the privileges given to FHLBNY shareholders is the ability to secure Advances under various lending programs at competitive interest rates.  The Bank, as a member of the FHLBNY, is provided with a borrowing line that equaled $697.8 million at December 31, 2002.

The Bank had Advances from the FHLBNY totaling $555.0 million and $575.0 million at December 31, 2002 and June 30, 2002, respectively. At December 31, 2002, the Bank maintained sufficient collateral, as defined by the FHLBNY (principally in the form of real estate loans), to secure such Advances.

REPOS totaled $95.5 million at December 31, 2002.  REPOS involve the delivery of securities to broker-dealers as collateral for borrowing transactions. The securities remain registered in the name of the Bank, and are returned upon the maturities of the agreements. Funds to repay the Bank's REPOS at maturity will be provided primarily by cash received from the maturing securities.

Excluding prepayment expenses paid on FHLBNY Advances of $3.6 million during the six months ended December 31, 2002 and combined prepayment expenses on FHLBNY Advances and REPOS totaling $6.2 million during the twelve months ended June 30, 2002 and $766,000 during the twelve months ended June 30, 2001, the average cost of FHLBNY Advances was 4.90% during the six months ended December 31, 2002, 5.90% during the twelve months ended June 30, 2002 and 5.99% during the twelve months ended June 30, 2001, and the average cost of REPOS was 5.35% during the six months ended December 31, 2002, 4.47% during the twelve months ended June 30, 2002 and 6.26% during the twelve months ended June 30, 2001.  The prepayments on borrowings were made in order to take advantage of reductions in interest rates.  During the six months ended December 31, 2002, the Bank prepaid a total of $152.5 million in FHLBNY Advances.  The prepaid FHLBNY Advances possessed a combined average interest rate of 6.62% and an average remaining term to maturity of less than one year on their respective prepayment dates.  The majority of these prepaid FHLBNY Advances were replaced with new FHLBNY Advances.  During the six months ended December 31, 2002, the average rate on the replacement FHLBNY Advances was 3.26%.  These FHLBNY Advances possessed an average remaining term to their next maturity, call or repricing of approximately 5.0 years at December 31, 2002.  The remainder of the prepaid FHLBNY Advances were not replaced with borrowed funds as liquidity generated from deposit inflows and loan and MBS amortization replaced their need as a source of funding.  During the twelve months ended June 30, 2002, the Bank prepaid a total of $254.0 million in FHLBNY Advances and REPOS.  The prepaid FHLBNY Advances and REPOS possessed a combined average interest rate of 5.43% and an average remaining term to maturity of less than one year on their respective prepayment dates.  The majority of these prepaid FHLBNY Advances and REPOS were replaced with new FHLBNY Advances.  During the twelve months ended June 30, 2002, the average rate on new FHLBNY Advances was 3.91%.  These FHLBNY Advances possessed an average remaining term to maturity of approximately 5 years at June 30, 2002.  The remainder of the prepaid FHLBNY Advances and REPOS were not replaced with borrowed funds as liquidity generated from deposit inflows and loan and MBS amortization replaced their need as a source of funding.

- # -

Presented below is information concerning REPOS and FHLBNY Advances for the six months ended December 31, 2002 and the years ended June 30, 2002 and 2001:

REPOS:

	At or for the Six Months Ended December 31,	At or for the Twelve Months Ended June 30,
	2002	2002	2001
	(Dollars in Thousands)
Balance outstanding at end of period	$95,541	$97,717	$427,788
Average interest cost at end of period	5.68%	5.61%	4.73%
Average balance outstanding during the period	$97,941	$260,988	$437,153
Average interest cost during the period (1)	5.35%	4.34%	6.26%
Carrying value of underlying collateral at end of period	$85,226	$95,994	$425,450
Estimated fair value of underlying collateral	$87,479	$96,093	$430,803
Maximum balance outstanding at month end during the period	$98,728	$395,444	$455,603

(1) Amounts in the above table exclude the effects of prepayment expenses paid on REPOS.  Including prepayment expenses of $322,000, the average cost on REPOS was 4.47% during the twelve months ended June 30, 2002.  There were no prepayments of REPOS during the six months ended December 31, 2002 or the twelve months ended June 30, 2001.

FHLBNY Advances:

	At or for the Six Months Ended December 31,	At or for the Twelve Months Ended June 30,
	2002	2002	2001
	(Dollars in Thousands)
Balance outstanding at end of period	$555,000	$575,000	$542,500
Average interest cost at end of period	4.11%	5.07%	5.98%
Weighted average balance outstanding during the period	$572,024	$565,520	$553,918
Average interest cost during the period (1)	4.90	5.90%	5.99%
Maximum balance outstanding at month end during period	$590,000	$582,500	$572,500

(1) Amounts in the above table exclude the effects of prepayment expenses paid on FHLBNY Advances.  Including prepayment expenses paid on FHLBNY Advances of $3.6 million during the six months ended December 31, 2002, $5.9 million during the twelve months ended June 30, 2002 and $766,000 during the twelve months ended June 30, 2001, the average interest cost on FHLBNY Advances was 6.18% during the six months ended December 31, 2002, 6.94% during the twelve months ended June 30, 2002 and 6.13% during the twelve months ended June 30, 2001.

Subsidiary Activities

In addition to the Bank, the Holding Company's direct and indirect subsidiaries consist of six wholly-owned corporations, one of which is directly owned by the Holding Company and five of which are directly or indirectly owned by the Bank.  DSBW Preferred Funding Corp. is a direct subsidiary of Havemeyer Equities, Inc., which is a direct subsidiary of the Bank.  The following table presents an overview of the Holding Company's subsidiaries as of December 31, 2002:

Subsidiary	Year/ State of Incorporation	Primary Business Activities

Havemeyer Equities Inc.	1977 / New York	Ownership of DSBW Preferred Funding Corp.
Boulevard Funding Corp.	1981 / New York	Currently inactive
Havemeyer Investments, Inc.	1997 / New York	Sale of annuity products
DSBW Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in multi- family residential and commercial real estate loans
DSBW Residential Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in one- to four-family real estate loans
842 Manhattan Avenue Corp.	1995/ New York	Management and ownership of real estate

Personnel

As of December 31, 2002, the Company had 307 full-time employees and 104 part-time employees.  The employees are not represented by a collective bargaining unit, and both the Holding Company and all of its subsidiaries consider their relationships with their employees to be good.

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

Tax Bad Debt Reserves.  The Bank, as a "large bank" under IRS classifications (i.e., one with assets having an adjusted basis of more than $500 million), is unable to make additions to its tax bad debt reserve, is permitted to deduct bad debts only as they occur and is required to recapture (i.e., take into income), over a multi-year period, a portion of the balance of its tax bad debt reserves as of June 30, 1997.  Since the Bank has already provided a deferred income tax liability for this tax for financial reporting purposes, there was no adverse impact to the Bank's financial condition or results of operations from the enactment of the federal legislation that imposed such recapture.  The recapture was suspended during the tax years ended June 30, 1997 and 1998, based upon the Bank's origination levels for certain residential loans which satisfied the minimum levels required by the Small Business Job Protection Act of 1996 to suspend recapture for those tax years.

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

The amount of additional taxable income created from a non-dividend distribution is equal to the amount of the distribution reduced by the tax attributable to the income. Thus, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. (See "Regulation - Regulation of Federal Savings Associations - Limitation on Capital Distributions" for limits on the payment of dividends by the Bank). The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

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

The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may be computed using an amount based on the Bank's actual loss experience (the "Experience Method") or 32% of the Bank's entire net income, computed without regard to this deduction and reduced by the amount of any permitted addition to the Bank's reserve for non-qualifying loans.  The Bank's deduction with respect to non-qualifying loans must be computed pursuant to the Experience Method which is based on the Bank's actual charge-offs.  Each year the Bank will review the most appropriate method of calculating the deduction attributable to an addition to the tax bad debt reserves.

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

The NYS tax rate for the six months ended December 31, 2002 was 9.03% (including a commuter transportation surcharge) of net income. In general, the Holding Company is not required to pay NYS tax on dividends and interest received from the Bank.

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

Regulation

General

The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation ("FDIC"), as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"), which are administered by the FDIC.  The Bank must file reports with the OTS concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS conducts periodic examinations to assess the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association may engage and is intended primarily for the protection of the insurance fund and depositors.  As a publicly-held unitary savings and loan holding company, the Holding Company is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission (the ''SEC'') under the federal securities laws and of the OTS.

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

Loans to One Borrower.   Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2002, the Bank's limit on loans to one borrower was $55.4 million. At December 31, 2002, the Bank's largest aggregate amount of loans to one borrower was $16.2 million and the second largest borrower had an aggregate balance of $15.3 million.

QTL Test.  HOLA requires a savings association to satisfy a QTL test.  A savings association may satisfy the QTL test by maintaining at least 65% of its ''portfolio assets'' in certain ''qualified thrift investments'' during at least nine months of the most recent twelve-month period. ''Portfolio assets'' means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) certain intangibles, including goodwill, credit card relationships and purchased mortgage servicing rights, and (c) the value of property used to conduct the association's business. ''Qualified thrift investments'' include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, small business loans, education loans, and credit card loans.  A savings association may additionally satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Code.  At December 31, 2002, the Bank maintained 82.5% of its portfolio assets in qualified thrift investments. The Bank also satisfied the QTL test in each of the prior 12 months and, therefore, was a QTL.

A savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The initial restrictions include prohibitions against (a) engaging in any new activity not permissible for a national bank, (b) paying dividends not permissible under national bank regulations, and (c) establishing any new branch office in a location not permissible for a national bank in the association's home state. In addition, within one year of the date a savings association ceases to satisfy the QTL test, any company controlling the association must register under, and become subject to the requirements of, the Bank Holding Company Act of 1956, as amended.  A savings association that has failed the QTL test may requalify under the QTL test and be free of such limitations, however, may do so only once.  If the savings association does not requalify under the QTL test within three years after failing the QTL test, it would be required to terminate any activity, and dispose of any investment, not permissible for a national bank and repay as promptly as possible any outstanding Advances from the FHLBNY.

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

The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at December 31, 2002:

                                                                           As of December 31, 2002

                                                                                         Minimum Capital

                                                           Actual                        Requirement

	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)
Tangible	$205,991	7.19%	$43,000	1.5%
Leverage Capital	205,991	7.19	114,667	4.0%
Risk-based capital	221,448	13.17	134,476	8.0%

The following is a reconciliation of GAAP capital to regulatory capital for the Bank:

                                                                                                         At December 31, 2002

	Tangible Capital	Leverage Capital	Risk-Based Capital
(Dollars in Thousands)
GAAP capital	$265,297	$265,297	$265,297
Non-allowable assets:
Accumulated other comprehensive income	(1,970)	(1,970)	(1,970)
Goodwill	(55,638)	(55,638)	(55,638)
Core deposit intangible	(1,698)	(1,698)	(1,698)
General valuation allowance	-	-	15,457
Regulatory capital	205,991	205,991	221,448
Minimum capital requirement	43,000	114,667	134,476
Regulatory capital excess	$162,991	$91,324	$86,972

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

Liquidity.   Pursuant to OTS regulations, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation (See "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," for further discussion).  At December 31, 2002, the Bank's liquid assets approximated 21.0% of total assets.

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

Community Reinvestment.   Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings association possesses a continuing and affirmative obligation, consistent with its safe and sound operation, to help satisfy the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services it believes are best suited to its particular community. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association's record of meeting the credit needs of its community and consider such record in its evaluation of certain applications by such association.  The assessment is composed of three tests: (a) a lending test, to evaluate the institution's record of making loans in its service areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, automated teller machines and other offices.  The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received an "Outstanding" CRA rating in its most recent examination.

Regulations implementing the requirements under the Gramm-Leach-Bliley Act of 1999 ("Gramm-Leach") that insured depository institutions publicly disclose certain agreements that are in fulfillment of the CRA became effective April 1, 2001.  The Bank has no such agreements in place at this time.

Transactions with Related Parties.   The Bank's authority to engage in transactions with its ''affiliates'' is limited by OTS regulations and Sections 23A and 23B of the Federal Reserve Act (''FRA''). In general, an affiliate of the Bank is any company that controls the Bank or any other company that is controlled by a company that controls the Bank, excluding the Bank's subsidiaries other than those that are insured depository institutions.  A subsidiary of a bank that is not also a depository institution is generally not treated as an affiliate of the bank for purposes of Sections 23A and 23B, however the Federal Reserve Bank has proposed treating any subsidiary of a bank that is engaged in activities not permissible for bank holding companies under the Bank Holding Company Act ("BHC Act") as an affiliate for purposes of Sections 23A and 23B.  OTS regulations prohibit a savings association (a) from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies under Section 4(c) of the BHC Act, and (b) from purchasing the securities of any affiliate other than a subsidiary. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings association and also limits the aggregate amount of transactions with all affiliates to 20% of the savings association's capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered, or would apply, to nonaffiliated companies.

Effective April 1, 2003, the Federal Reserve Board's ("FRB's") interpretations of Section 23A and 23B of the FRA will be rescinded and replaced with Regulation W.  In addition, Regulation W makes various amendments to existing law regarding Sections 23A and 23B, including expanding the definition of affiliate and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

Pursuant to Regulation W, all transactions entered into on or before December 12, 2002 which became subject to Sections 23A and 23B solely because of Regulation W, will become subject to Regulation W on July 1, 2003.  All other affiliate transactions become subject to Regulation W on April 1, 2003.  The FRB expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W.  Management does not anticipate that the changes enacted by Regulation W will have a material effect on the Company's business.

Section 402 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley).  The prohibition, however, does not apply to extensions of credit advanced by an insured depository institution, such as the Bank, that is subject to the insider lending restrictions of Section 22(h) of the FRA, as implemented by Regulation O (12 CFR 215).

The Bank's authority to extend credit to its directors, executive officers, and shareholders owning 10% or more of the Holding Company's outstanding common stock, as well as to entities controlled by such persons, is additionally governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB thereunder. Among other matters, these provisions require that extensions of credit to insiders (a) be made on terms substantially the same as, and follow credit underwriting procedures not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the association's capital. In addition, extensions of credit in excess of certain limits must be approved in advance by the association's board of directors.

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

Standards for Safety and Soundness.   Pursuant to FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the OTS, together with the other federal bank regulatory agencies, has adopted a set of guidelines prescribing safety and soundness standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other features, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.  In addition, the OTS adopted regulations pursuant to FDICIA that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the ''prompt corrective action'' provisions of FDICIA (See "Regulation - Regulation of Savings Associations – Prompt Corrective Regulatory Action").  If an institution fails to comply with such an order, the OTS may seek enforcement in judicial proceedings and the imposition of civil money penalties.

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

Prompt Corrective Regulatory Action.   Under the OTS prompt corrective action regulations, the OTS is required to take certain, and authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of five categories based on the association's capital. Generally, a savings association is considered ''well capitalized'' if it maintains all of the following capital ratios:  1) Total capital to risk-based assets of at least 10.0%; 2) Core capital to risk-based assets of at least 6.0%; and 3) Core capital to adjusted total assets of at least 5.0%.  In addition, in order to be considered "well capitalized," the savings association cannot be subject to any order or directive of the OTS to satisfy or maintain specific capital levels.  A savings association is considered ''adequately capitalized'' if it maintains all of the following capital ratios:  1) Total capital to risk-based assets of at least 8.0%; 2) Core capital to risk-based assets of at least 4.0%; and 3) Core capital to adjusted total assets of at least 4.0% (or at least 3.0% if the association receives the highest possible overall rating on its most recent safety and soundness examination by the OTS).  A savings association is considered "undercapitalized" if it maintains any of the following capital ratios:  1) Total capital to total risk-based assets of less than 8.0%; 2) Core capital to risk-based assets of less than 4.0%; or 3) Core capital to adjusted total assets of less than 4.0% (or of less than 3.0% if the association receives the highest possible overall rating on its most recent safety and soundness examination by the OTS).   A savings association is considered "significantly undercapitalized" if it maintains any of the following capital ratios:  1) Total capital to risk-based assets of less than 6.0%; 2) Core capital to risk-based assets of less than 3.0%; or 3) Core capital to adjusted total assets of less than 3.0%.  A savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be ''critically undercapitalized.'' The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements  (See ''Regulation - Regulation of Savings Associations - Capital Requirements'').  As of December 31, 2002, the Bank satisfied all criteria necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action.

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

If one or more grounds exist for appointing a conservator or receiver for an association, the OTS may require the association to issue additional debt or stock, sell assets, be acquired by a depository association holding company or combine with another depository association. The OTS and FDIC possess a broad range of justifications pursuant to which they may appoint a receiver or conservator for an insured depository association. Under FDICIA, the OTS is required to appoint a receiver (or with the concurrence of the FDIC, a conservator) for a critically undercapitalized association within 90 days after the association becomes critically undercapitalized or, with the concurrence of the FDIC, to take such other action that would better achieve the purposes of the prompt corrective action provisions. Such alternative action can be renewed for successive 90-day periods. However, if the association continues to be critically undercapitalized on average during the quarter that begins 270 days after it initially became critically undercapitalized, a receiver must be appointed, unless the OTS makes certain findings with which the FDIC concurs and the Director of the OTS and the Chairman of the FDIC certify that the association is viable. In addition, an association that is critically undercapitalized is subject to more severe restrictions on its activities, and is prohibited, without prior approval of the FDIC, from, among other actions, entering into certain material transactions or paying interest on new or renewed liabilities at a rate that would significantly increase the association's weighted average cost of funds.

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

The Deposit Insurance Funds Act of 1996 amended the FDIA to recapitalize the SAIF and expand the assessment base for the payments of Financing Corporation ("FICO") bonds.  FICO bonds were sold by the federal government in order to finance the recapitalization of SAIF and BIF insurance funds that was necessitated following payments made from the funds to compensate depositors of federally-insured depository institutions that experienced bankruptcy and dissolution during the 1980's and 1990's.  The quarterly adjusted rate of assessment for FICO bonds is 0.0172% for both BIF-and SAIF-insured institutions.

Privacy and Security Protection.  The OTS has adopted regulations implementing the privacy protection provisions of Gramm-Leach.  The regulations require financial institutions to adopt procedures to protect customers and their "non-public personal information."  The regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.  In addition, the Bank is required to provide its customers the ability to "opt-out" of the sharing of their personal information with unaffiliated third parties, if the sharing of such information does not meet any of the permitted exceptions.  The Bank's existing privacy protection policy complies with the regulations.  Implementation of the regulations did not have a material impact on the business, financial condition or results of operations of the Company.

The OTS and other federal banking agencies have adopted guidelines establishing standards for safeguarding customer information to implement certain provisions of Gramm-Leach.  The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, including administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities.  The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial customer harm or inconvenience.  The Bank has implemented these guidelines, which did not have a material impact on the business, financial condition or results of operations of the Company.

Gramm-Leach additionally permits each state to enact legislation that is more protective of consumers' personal information.  Currently, there are a number of privacy bills pending in the New York legislature.  Management of the Company cannot predict the impact, if any, these bills will have if enacted.

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

Insurance Activities.  As a federal savings bank, the Bank is generally permitted to engage in certain insurance activities through subsidiaries.  OTS regulations promulgated pursuant to Gramm-Leach prohibit depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity not affiliated with the depository institution.  The regulations additionally require prior disclosure of this prohibition to potential insurance product or annuity customers. Implementation of these regulations did not have a material impact upon the financial condition or results of operations of the Company.

Federal Home Loan Bank System.   The Bank is a member of the FHLBNY, which is one of the regional FHLB's composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLBNY, is currently required to acquire and hold shares of capital stock in the FHLBNY in an amount equal to the greater of:  (i) 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year; (ii) 0.3% of assets; or (iii) one-twentieth of its Advances from the FHLBNY.  At December 31, 2002, the Bank was in compliance with this requirement with an investment in FHLBNY stock of $34.9 million.  Pursuant to regulations promulgated by the Federal Housing Finance Board, as required by Gramm-Leach, the FHLBNY has adopted a capital plan, which is expected to become effective during the second half of 2003, that will change the foregoing minimum stock ownership requirements for FHLBNY stock.  Under the new capital plan, each member of the FHLBNY will be required to maintain a minimum investment in FHLBNY capital stock in an amount equal to the sum of (i) the greater of $1,000 or 0.20% of the member's mortgage-related assets, and (ii) 4.50% of the dollar amount of any outstanding Advances under such members Advances, Collateral Pledge and Security Agreement with the FHLBNY.  The Bank is currently in compliance with the requirements of this capital plan and does not expect its adoption to have a material impact upon its financial condition or results from operations.

Any Advances from the FHLBNY must be secured by specified types of collateral, and long-term Advances may be obtained only for the purpose of providing funds for residential housing finance.

Federal Reserve System.   The Bank is subject to provisions of the FRA and FRB regulations pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts).  FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $42.1 million.  Aggregate transaction accounts in excess of $42.1 million are currently subject to a reserve of $1.1 million plus 10%, which the FRB may adjust between 8% and 14% of that portion of total transaction accounts in excess of $42.1 million. The FRB regulations currently exempt the first $6.0 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year.  The Bank is in compliance with the foregoing reserve requirements.

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

FHLB members are additionally authorized to borrow from the Federal Reserve ''discount window,'' however FRB regulations require such institutions to exhaust all FHLB sources prior to borrowing from a Federal Reserve Bank.

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

1)

Pursuant to Section 352, financial institutions must establish anti-money laundering programs that include, at a minimum, internal policies, procedures and controls as well as an independent audit function to test the programs.  Interim financial rules implementing Section 352 were issued by the Department of the Treasury on April 29, 2002.  These rules state that a financial institution is in compliance with Section 352 if it implements and maintains an anti-money laundering program that complies with the anti-money laundering regulations of its federal functional regulator.  The Bank is in compliance with the OTS anti-money laundering regulations.

2)

Section 326 authorized the Department of the Treasury, in conjunction with the other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification upon the opening of new accounts.  On July 23, 2002, the OTS and the other federal bank regulators jointly issued proposed rules to implement Section 326.  The proposed rules require financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts.  This identifying information would be essentially identical to that currently obtained by the majority of financial institutions for individual customers generally.  A financial institution's program would additionally be required to contain procedures for verifying the identity of customers within a reasonable period of time, generally through the use of those forms of identity verification currently in use, such as driver's licenses, passports, credit reports and other similar means.

3)

Bank regulators are directed to consider the effectiveness of a holding company in combating money laundering when ruling upon FRA and Bank Merger Act applications.

Compliance with the regulations issued pursuant to USA PATRIOT Act is not expected to have a material impact upon the financial condition or results of operations of the Company.

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

HOLA prohibits a savings association holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings association or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, non-subsidiary holding company, or non-subsidiary company engaged in activities other than those permitted by HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating an application by a holding company to acquire a savings association, the OTS must consider the financial and managerial resources and future prospects of the company and savings association involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community, and competitive factors.

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

The OTS is prohibited from approving any acquisition that would result in a multiple savings association holding company controlling savings associations in more than one state, subject to two exceptions: an acquisition of a savings association in another state (a) in a supervisory transaction, or (b) pursuant to authority under the laws of the state of the association to be acquired that specifically permit such acquisitions. The conditions imposed upon interstate acquisitions by those states that have enacted authorizing legislation vary.

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

The Bank must file a notice with the OTS prior to the declaration or payment of any dividends or other capital distributions to the Holding Company  (See ''Regulation - Regulation of Federal Savings Associations - Limitation on Capital Distributions'').

Federal Securities Laws

The Holding Company's common stock is registered with the SEC under Section 12(g) of the Exchange Act.  It is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Item 2.  Properties

The headquarters of both the Holding Company and the Bank are located at 209 Havemeyer Street, Brooklyn, New York  11211.  The headquarters building is fully owned by the Bank.  The Bank conducts its business through twenty full-service retail banking offices located throughout Brooklyn, Queens, the Bronx and Nassau County, New York.

Item 3.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than legal actions arising in the ordinary course of business which, in the aggregate, involve amounts which are believed to be immaterial to its financial condition and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)

The Company's 2002 Annual Meeting of Shareholders was held on November 14, 2002.

(a)

Not applicable.

(c)

The following is a summary of the matters voted upon at the meeting and the votes obtained:

Description	Votes For	Votes Against	Abstentions	Votes Withheld	Broker Non-Votes

1) Election of the following individuals as Director for a term to expire at the 2005 Annual Meeting of Shareholders:
Vincent F. Palagiano	21,892,899	-0-	-0-	1,367,799	-0-
George L. Clark, Jr.	22,549,107	-0-	-0-	711,591	-0-
Steven D. Cohn	22,526,375	-0-	-0-	734,323	-0-
John J. Flynn	22,629,351	-0-	-0-	631,347	-0-
Kenneth J. Mahon	22,554,125	-0-	-0-	706,573	-0-

2) Approval of the amendment to the Certificate of Incorporation of Dime Community Bancshares, Inc. increasing the number of authorized shares of common stock	14,164,893	9,074,334	21,471	-0-	-0-

3) Ratification of the appointment of Deloitte & Touche LLP to act as independent auditors for the Company for the six-month period ended December 31, 2002	22,877,723	374,352	8,623	-0-	-0-

(d) Not applicable.

PART II

Item 5.  Market for the Holding Company's Common Stock and Related Stockholder Matters

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

	Six Months Ended December 31, 2002			Twelve Months Ended June 30, 2002			Twelve Months Ended June 30, 2001
Quarter Ended	Dividends Declared	High Sales Price	Low Sales Price	Dividends Declared	High Sales Price	Low Sales Price	Dividends Declared	High Sales Price	Low Sales Price
September 30th	$0.12	$27.09	$20.00	$0.08	$20.43	$14.33	$0.084	$11.22	$6.97
December 31st	0.12	22.87	19.00	0.10	19.37	15.28	0.084	11.33	8.95
March 31st	N/A	N/A	N/A	0.10	21.47	18.13	0.084	12.58	10.06
June 30th	N/A	N/A	N/A	0.10	26.80	19.60	0.084	15.08	11.18

On December 31, 2002, the last trading date in the fiscal year, the Holding Company's common stock closed at $19.15. Management estimates that the Holding Company had approximately 3,700 shareholders of record as of March 28, 2003, including persons or entities holding stock in nominee or street name through various brokers and banks. There were 25,646,702 shares of common stock outstanding at December 31, 2002.

On August 21, 2001, the Holding Company paid a 50% common stock dividend to all shareholders of record as of July 31, 2001.  This dividend had the effect of a three-for-two stock split.  On April 24, 2002, the Holding Company paid a 50% common stock dividend to all shareholders of record as of April 1, 2002.  This dividend also had the effect of a three-for-two stock split.

During the six months ended December 31, 2002, the Holding Company paid cash dividends totaling $6.2 million, representing $0.24 per outstanding common share.  During the year ended June 30, 2002, the Holding Company paid cash dividends totaling $9.9 million, which represented $0.38 per outstanding common share as adjusted for the stock splits effective August 21, 2001 and April 24, 2002.  During the year ended June 30, 2001, the Holding Company paid cash dividends totaling $8.7 million, which represented $0.34 per outstanding common share.

On January 16, 2003, the Board of Directors declared a cash dividend of $0.14 per common share to all shareholders of record as of January 30, 2003.  This dividend was paid on February 6, 2003.

The Holding Company is subject to the requirements of Delaware law, which generally limit dividends to an amount equal to the excess of net assets (the amount by which total assets exceed total liabilities) over statutory capital, or if no such excess exists, to net profits for the current and/or immediately preceding fiscal year.

As the principal asset of the Holding Company, the Bank could be called upon to provide funds for the Holding Company's payment of dividends  (See "Regulation – Regulation of Federal Savings Associations – Limitation on Capital Distributions").  (See Note 2 to the Company's Audited Financial Statements for a discussion of limitations on distributions from the Bank to the Holding Company).

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

The following table presents equity compensation plan information as of December 31, 2002:

	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)] (c)

Equity compensation plans approved by the Company's shareholders	2,353,714	$7.90	1,142,376(1)

Equity compensation plans not approved by the Company's shareholders	-	-	-

(1)

Amount composed of 187,721 shares held by the RRP that remain available for issuance to individual employees, officers or Outside Directors of the Company as of December 31, 2002, and 954,655 stock options that remain available for future issuance under the 1996 and 2001 Stock Option Plans.  Substantially all of the remaining stock options available for future issuance are available under the 2001 Stock Option Plan.

- # -

Item 6.  Selected Financial Data

Financial Highlights

(Dollars in Thousands, except per share data)

The consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto.  All amounts as of and for the six months ended December 31, 2001 are unaudited.  Certain amounts as of and for the six months ended December 31, 2001 and the years ended June 30, 2002, 2001, 2000, 1999 and 1998 have been reclassified to conform to the December 31, 2002 presentation.  The Holding Company completed the FIBC Acquisition on January 21, 1999.

The tables below present certain data under the section entitled "Non-GAAP Disclosures."  These disclosures present information which management considers useful to the readers of this report since they present a measure of the tangible equity generated from operations during each period presented.  Tangible equity generation is a significant financial measure since banks are under regulatory restrictions involving the maintenance of minimum tangible capital requirements. "See Item 1 – Regulation - Regulation of Federal Savings Associations."  Other financial measures shown in this section present operating efficiency measures that exclude non-cash amortization expenses related to core deposit intangibles and stock benefit plans.  Management considers these operating efficiency measures valuable for comparative purposes with peer institutions that may not possess such non-cash expenses.

	At or for the Six Months Ended December 31,		At or for the Twelve Months Ended June 30,
	2002	2001	2002	2001	2000	1999	1998
Selected Financial Condition Data:
Total assets	$2,946,374	$2,779,882	$2,810,132	$2,721,744	$2,502,139	$2,247,615	$1,623,926
Loans, net (1)	2,154,619	2,040,070	2,104,884	1,944,902	1,706,515	1,368,260	938,046
Mortgage-backed securities	362,952	364,375	291,488	438,447	442,690	525,667	410,589
Investment securities (2)	140,279	137,614	173,818	139,523	181,033	206,611	174,551
Federal funds sold and other short-term investments	114,291	73,279	76,474	36,619	9,449	11,011	9,329
Goodwill	55,638	55,638	55,638	55,638	60,254	64,871	24,028
Deposits	1,927,175	1,595,362	1,780,034	1,428,432	1,219,148	1,238,933	1,034,085
Borrowings	675,541	872,547	697,717	995,288	1,014,027	731,660	360,106
Stockholders' equity	265,737	243,917	249,741	227,116	207,169	211,695	186,349
Tangible Stockholders' equity	206,325	180,954	189,827	164,513	149,464	145,562	159,558
Selected Operating Data:
Interest income	$90,469	$93,136	$184,581	$181,648	$165,623	$135,390	$107,127
Interest expense on deposits and borrowings	43,278	53,732	102,244	114,043	98,820	77,219	56,935
Net interest income	47,191	39,404	82,337	67,605	66,803	58,171	50,192
Provision for losses	120	120	240	740	240	240	1,635
Net interest income after provision for loan losses	47,071	39,284	82,097	66,865	66,563	57,931	48,557
Non-interest income	10,765	5,603	14,837	9,292	5,043	6,438	6,344
Non-interest expense	20,368	17,103	35,431	35,096	34,015	30,493	29,937
Income before income tax	37,468	27,784	61,503	41,061	37,591	33,876	24,964
Income tax expense	14,008	10,269	22,826	15,821	15,217	14,015	11,866
Net income	$23,460	$17,515	$38,677	$25,240	$22,374	$19,861	$13,098

(1)

Loans, net represents gross loans (including loans held for sale) less net deferred loan fees and allowance for loan losses.

(2)

Amount includes investment in FHLBNY capital stock.

- # -

	At or for the Six Months Ended December 31,		At or for the Twelve Months Ended June 30,
	2002	2001	2002	2001	2000	1999	1998
SELECTED FINANCIAL RATIOS AND OTHER DATA (3):
Financial and Performance Ratios:
Return on average assets	1.62%	1.27%	1.40%	0.97%	0.93%	1.02%	0.90%
Return on average stockholders' equity	18.17	14.97	16.07	11.67	10.65	10.34	7.06
Stockholders' equity to total assets at end of period	9.02	8.77	8.89	8.34	8.28	9.42	11.48
Tangible equity to tangible assets at end of period	7.15	6.66	6.90	6.19	6.11	6.67	9.99
Loans to deposits at end of period	112.60	128.85	119.11	137.24	141.18	111.66	91.88
Loans to interest-earning assets at end of period	77.85	78.13	79.65	76.13	73.10	65.05	61.51
Net interest spread (4)	3.07	2.61	2.70	2.32	2.48	2.61	2.97
Net interest margin (5)	3.41	3.01	3.12	2.76	2.91	3.11	3.58
Average interest-earning assets to average interest-bearing liabilities	111.88	110.58	110.99	109.33	110.04	112.33	115.13
Non-interest expense to average assets	1.40	1.24	1.28	1.35	1.41	1.57	2.05
Core non-interest expense to average assets (6)	1.37	1.21	1.25	1.14	1.24	1.37	1.73
Efficiency ratio (7)	36.41	38.09	37.29	46.25	46.33	47.84	56.09
Core efficiency ratio (6) (7)	35.67	37.17	36.42	39.08	40.77	41.96	47.39
Effective tax rate	37.39	36.96	37.11	38.53	40.48	41.37	47.53
Dividend payout ratio	25.81	27.14	24.61	33.63	34.74	30.36	21.10
Per Share Data:
Diluted earnings per share	$0.93	$0.70	$1.54	$1.00	$0.84	$0.75	$0.48
Cash dividends paid per share	0.24	0.19	0.38	0.34	0.29	0.23	0.10
Book value per share	10.36	9.46	9.68	8.91	7.89	7.36	6.80
Tangible book value per share	8.04	7.01	7.35	6.45	5.69	5.06	5.82
Asset Quality Ratios and Other Data:
Net charge-offs	$32	$87	$329	$66	$536	$201	$286
Total non-performing loans	2,116	1,899	2,123	3,058	4,421	3,001	884
Other real estate owned, net	134	114	114	370	381	866	825
Non-performing loans to total loans	0.10%	0.09%	0.10%	0.16%	0.26%	0.22%	0.09%
Non-performing loans and real estate owned to total assets	0.08	0.07	0.08	0.13	0.19	0.17	0.11
Allowance for Loan Losses to:
Non-performing loans	730.53%	815.80%	723.98%	505.53%	334.43%	502.53%	1,365.95%
Total loans (8)	0.71	0.75	0.72	0.79	0.86	1.09	1.27
Regulatory Capital Ratios: (Bank only)
Tangible capital	7.19%	6.69%	6.91%	6.10%	5.76%	5.83%	8.32%
Core capital	7.19	6.69	6.91	6.10	5.76	5.83	8.32
Risk-based capital	13.17	13.17	12.94	12.57	11.62	11.45	16.58
Earnings to Fixed Charges Ratios (9):
Including interest on deposits	1.87x	1.52x	1.60x	1.36x	1.38x	1.44x	1.44x
Excluding interest on deposits	2.73	2.02	2.16	1.64	1.70	2.03	2.79
Full Service Branches	20	20	20	18	18	19	14
Non GAAP Disclosures:
Cash earnings (10)	$25,088	$19,664	$42,492	$33,670	$31,911	$28,124	$20,944
Diluted cash earnings per share (10)	0.99	0.79	1.70	1.34	1.20	1.05	0.78
Cash return on average assets (10)	1.73%	1.43%	1.53%	1.30%	1.33%	1.45%	1.44%
Cash return on average tangible stockholders' equity (10)	25.34	23.13	23.93	21.87	21.42	19.11	13.17
Cash non-interest expense to average assets	1.20	1.09	1.14	1.03	1.07	1.14	1.41
Cash efficiency ratio	33.50	33.30	33.28	35.14	35.19	34.88	38.46

(3)

With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods. Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios.

(footnotes continued on next page)

(4)

The net interest spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(5)

The net interest margin represents net interest income as a percentage of average interest-earning assets.

(6)

In calculating these ratios, amortization expense related to goodwill and the core deposit intangible is excluded from non-interest expense.

(7)

The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income and non-interest income, excluding any gains or losses on sales of assets.

(8)

Total loans represents loans, net, plus the allowance for loan losses.

(9)

For purposes of computing the ratios of earnings to fixed charges, earnings represent income before taxes, extraordinary items and the cumulative effect of accounting changes plus fixed charges.  Fixed charges represent total interest expense, including and excluding interest on deposits.

(10)

The reconciliation of GAAP earnings and Cash Earnings is as follows:

	Six Months Ended December 31,		Twelve Months Ended June 30,
	2002	2001	2002	2001	2000	1999	1998
			(Dollars in Thousands)
Net Income	$23,460	$17,515	$38,677	$25,240	$22,374	$19,861	$13,098
Additions to Net Income:
Goodwill and Core Deposit Intangible Amortization	412	412	825	5,441	5,441	3,746	'2,468
Non-cash stock benefit plan expense	1,216	1,737	2,990	2,989	4,096	4,517	5,378
Cash Earnings	$25,088	$19,664	$42,492	$33,670	$31,911	$28,124	$20,944

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

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the six months ended December 31, 2002 contains a summary of the significant accounting policies. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policies with respect to its methodologies used to determine the allowance for loan losses, the valuation of mortgage servicing rights and asset impairment judgments, including the value of goodwill, other than temporary declines in the value of its securities, and loan income recognition are the Company’s most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations and they involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the Company's results of operations or financial condition.

The following is a description of the Company's critical accounting policies and an explanation of the methods and assumptions underlying their application. These critical policies and their application are reviewed periodically and at least annually with the Audit Committee of the Company's Board of Directors.

Allowance For Loan Losses. For a detailed description of the methods and assumptions underlying the allowance for loan losses, see "Item 1 – Business - Allowance for Loan Losses" and Notes 1 and 6 to the Audited Consolidated Financial Statements for the six months ended December 31, 2002.

Valuation Of Mortgage Servicing Rights ("MSR").  The cost of mortgage loans sold, with servicing rights retained, is allocated between the loans and the servicing rights based on their estimated fair values at the time of loan sale. Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, net servicing income. The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that the Company believes market participants would use for similar assets. Capitalized loan servicing assets are stratified based on predominant risk characteristics of the underlying loans for the purpose of evaluating impairment. A valuation allowance is then established in the event the recorded value of an individual stratum exceeds fair value.

The fair value of the MSR is sensitive to changes in assumptions.  Changes in prepayment speed assumptions have the most significant impact on the fair value of the MSR.  In the event that loan prepayment activities increase due to increased loan refinancing, the fair value of the MSR would likely decline.  In the event that that loan prepayment activities decrease due to a decline in loan refinancing, the fair value of the MSR would likely increase.  Any measurement of the MSR is limited by the existing conditions and assumptions utilized at a particular point in time, and would not necessarily be appropriate if they were applied at a different point in time.  For a detailed description of the methods and assumptions underlying the valuation of the MSR, see "Item 1 – Business – Lending Activities, " and Note 7 to the Audited Consolidated Financial Statements for the six months ended December 31, 2002.

Asset Impairment Adjustments .  Certain of the Company’s assets are carried in its consolidated statements of financial condition at fair value or at the lower of cost or fair value. Valuation allowances are established when necessary to recognize impairment of such assets. Management  of the Company periodically performs analyses to test for impairment of various assets. In addition to these impairment analyses related to loans and MSR discussed above, two other significant impairment analyses relate to the value of goodwill and other than temporary declines in the value of the Company's securities.

Goodwill is accounted for in accordance with SFAS 142, "Goodwill and Other Intangible Assets" which was adopted on July 1, 2001. SFAS 142 established new standards for goodwill acquired in a business combination.  SFAS 142 eliminated amortization of goodwill and instead requires a transitional goodwill impairment test to be performed six months from the date of adoption and an annual impairment test performed thereafter.  As of the date of adoption of SFAS 142, the Company had goodwill totaling $55.6 million.  Prior to adoption of SFAS 142, annual goodwill amortization expense totaled $4.6 million.

The impairment test is performed on a consolidated basis and compares the Company's market capitalization (reporting unit fair value) to its outstanding equity (reporting unit carrying value).  In accordance with the recommended provisions of SFAS 142, the Company utilizes its closing stock price as reported on the Nasdaq National Market on the date of the impairment test in order to compute market capitalization.  The Company completed its transitional impairment test for goodwill as of July 1, 2001, and concluded that no potential impairment existed.  The Company subsequently designated the last day of its fiscal year as its annual date for impairment testing, and completed a second impairment test as of June 30, 2002.  That test also concluded that no potential impairment of goodwill existed.  Due to its change in fiscal year end, the Company performed a third impairment test as of December 31, 2002 and concluded that no potential impairment of goodwill existed.  No events have occurred or circumstances have changed subsequent to December 31, 2002 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or changes in circumstances would require an immediate impairment test to be performed in accordance with SFAS 142.  Differences in the identification of reporting units and the use of valuation techniques can result in materially different evaluations of impairment.

Debt and equity securities that have readily determinable fair values are carried at fair value unless they are held to maturity. Estimated fair values for securities are based on published or securities dealers' market values.  Debt securities are classified as held to maturity and carried at amortized cost only if the Company has a positive intent and ability to hold these securities to maturity.  If not classified as held to maturity, such securities are classified as securities available for sale or as trading securities. Unrealized holding gains or losses on securities available for sale are excluded from net income and reported net of income taxes as other comprehensive income.  The Company conducts a periodic review and evaluation of its securities portfolio to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary. If such decline is deemed other than temporary, the carrying amount of the security is adjusted through a valuation allowance.  At December 31, 2002, June 30, 2002 and June 30, 2001, all equity securities were classified as available for sale.

Interest income on loans is recorded using the level yield method.  Under this method, discount accretion and premium amortization are included in interest income.  Loan origination fees and certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual loan terms.  Accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes 90 days past due as to principal or interest.  When interest accruals are discontinued, any interest accrued to income in the current year is reversed. Payments on nonaccrual loans are generally applied to principal.  Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of collateral is sufficient to cover the principal balance and accrued interest.  Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions.

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

Loan Originations with an Emphasis on Multi-family Residential Lending

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

Liquidity and Capital Resources

The Bank's primary sources of funds are deposits; proceeds from principal and interest payments on loans, MBS and investments; borrowings; and proceeds from the sale of multi-family residential loans to FNMA, and fixed-rate, one- to four-family mortgage loans to the secondary mortgage market. While maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

The Bank gathers deposits in direct competition with commercial banks, savings bank and brokerage firms, many among the largest in the nation.  In addition, it must also compete for deposit monies against the stock markets and mutual funds, especially during periods of strong performance in the U.S. equity markets.  However, the Bank's principal competition for deposit funds comes from local savings and commercial banks with branches located in its delineated trade area as well as Internet banks.  The Bank's deposit flows are affected primarily by the pricing and marketing of its deposit products compared to its competitors, as well as the market performance of depositor investment alternatives (such as the U.S. bond or equity markets).  To the extent that the Bank is responsive to general increases or declines in interest rates, the Company’s deposit flows should not be materially impacted.  The successful performance of the U.S. equity markets could adversely impact the Company’s deposit flows.

Deposits increased $147.1 million during the six months ended December 31, 2002, $351.6 million during the year ended June 30, 2002, and $209.3 million during the year ended June 30, 2001.  The increase in deposits during each of these periods reflected increased marketing efforts that helped generate additional deposit balances in CDs and core deposit accounts.  The increase was also partially attributable to a consumer trend to move monies out of the equity markets and into deposit accounts during the period.  During the six months ended December 31, 2002, a successful campaign that attracted longer-term CDs resulted in growth in CDs of $82.1 million.  Otherwise, money market accounts realized the greatest growth during this period, increasing $60.4 million during the six months ended December 31, 2002, $260.2 million during the year ended June 30, 2002, and $150.1 million during the year ended June 30, 2001.  The additional level of deposit growth during the year ended June 30, 2002 reflected an extension of the successful promotional deposit activities engaged in during the twelve months ended June 30, 2001, particularly money market deposit promotions.  In addition, the twelve months ended June 30, 2002 saw the establishment of two de novo branch offices, which gathered approximately $49.2 million in deposits as of June 30, 2002.  CDs scheduled to mature in one year or less from December 31, 2002 totaled $520.7 million.  Based upon the Bank's current pricing strategy and deposit retention experience, management believes that the Bank will retain a significant portion of such deposits.

During the six months ended December 31, 2002, principal repayments on real estate loans totaled $297.7 million and principal repayments on MBS totaled $149.6 million, compared to principal repayments on real estate loans of $165.7 million and principal repayments on MBS of $85.1 million during the six months ended December 31, 2001.  The increase in principal repayments on loans and MBS resulted from added customer refinance activities associated with the decline in long-term interest rates during the period January 1, 2002 through December 31, 2002.  Maturities and calls of investment securities totaled $41.0 million during the six months ended December 31, 2002, and $18.1 million during the six months ended December 31, 2001.  During the period January 1, 2002 through December 31, 2002, the Company and Bank experienced an increased level of call activity on their investment securities due to the reduction in market interest rates.

The Bank implemented a program in December 2002 to originate and sell multi-family residential mortgage loans in the secondary market to FNMA while retaining servicing. The Bank underwrites these loans using its customary underwriting standards, funds the loans, and sells them to FNMA at agreed upon pricing.  Typically, the Bank seeks to sell loans with terms to maturity or repricing in excess of five years from the origination date.  During the six months ended December 31, 2002, the Bank sold $73.4 million of loans pursuant to this program with a corresponding loan servicing asset of $1.6 million.  Under the terms of the sales program, the Bank retains a portion of the associated credit risk.  Once established, such amount would continue to increase as long as the Bank continues to sell loans under this program to FNMA. The Bank retains this level of exposure until the portfolio of loans are paid in entirety or the Bank funds claims by FNMA for the maximum loss exposure.

During the six months ended December 31, 2002, REPOS declined $2.2 million on a net basis and FHLBNY Advances declined $20.0 million on a net basis.  During this period, management elected to prepay $152.5 million of short- and medium-term REPOS and FHLBNY Advances and replace a portion of these borrowings with longer term FHLBNY Advances possessing a lower average interest cost.  As of December 31, 2002, there were $193.3 million in borrowings due to mature or reprice within one year, the majority of which are obligations of the Bank.

The Bank's primary uses of liquidity and capital resources are the origination of real estate loans and the purchase of mortgage-backed and other securities.  During the six months ended December 31, 2002, real estate loan originations totaled $424.4 million, compared to $262.9 million for the six months ended December 31, 2001.  Declines in long-term interest rates during the period January 2002 through December 2002 contributed to an increase in origination activity during the six months ended December 31, 2002.  Purchases of investment and MBS, which were $34.4 million during the six months ended December 31, 2001, totaled $233.9 million for the six months ended December 31, 2002.  The increase in purchase activity during the six months ended December 31, 2002 reflected both the replacement of MBS amortization during the period and the acquisition of a greater volume of securities that will likely be re-invested in real estate loans in the event that long-term interest rates increase.

The Bank also has outstanding at any time, a significant number of commitments to extend credit to third parties.  These arrangements are subject to strict credit control assessments.  Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.  The Bank is also obligated under leases for certain of its branches and equipment.

A summary of lease obligations and credit commitments at December 31, 2002 is as follows:

	Less than One Year	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at December 31, 2002
(Dollars in Thousands)
Operating lease obligations	$953	$1,752	$1,729	$3,813	$8,247

Credit Commitments:
Available lines of credit	$20,698	$-	$-	$-	$20,698
Other loan commitments	112,225	-	-	-	112,225
Total Credit Commitments	$132,923	$-	$-	$-	$132,923

During the six months ended December 31, 2002, the Holding Company purchased 545,500 shares of its common stock into treasury.  All shares were recorded at their respective acquisition cost, which totaled $11.8 million during the six months ended December 31, 2002.  As of December 31, 2002, up to 830,500 shares remained available for purchase under authorized share purchase programs.  Based upon the closing price of its common stock of $19.15 per share as of December 31, 2002, the Holding Company would utilize $15.9 million in funds in order to purchase all of these remaining authorized shares.  For the Holding Company to complete these share purchases, it will likely require dividend distributions from the Bank.

The levels of the Bank's short-term liquid assets are dependent on its operating, financing and investing activities during any given period.  The Bank monitors its liquidity position on a daily basis.  During the six months ended December 31, 2002, the Bank experienced increased liquidity resulting from deposit growth, as well as higher levels of real estate loan and MBS prepayments and the sale of loans to FNMA.  As of December 31, 2002, a portion of these funds had not been used to fund loan originations or other investment activities.  Temporary excess liquidity is invested in overnight federal funds sales and various money market investments.

In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through use of its borrowing line at the FHLBNY.  At December 31, 2002, the Bank had the immediate capacity to borrow an additional $65.3 million from the FHLBNY, and an additional potential borrowing capacity of $323.9 million available should it acquire the requisite level of FHLBNY common stock under its current borrowing agreement with the FHLBNY.

The Bank is subject to minimum regulatory capital requirements imposed by the OTS, which requirements are, as a general matter, based on the amount and composition of an institution's assets. At December 31, 2002, the Bank was in compliance with all applicable regulatory capital requirements.  In addition, at December 31, 2002, the Bank was considered "well-capitalized" for all regulatory purposes (See "Item 1 – Business – Regulation – Regulation of Federal Savings Associations – Capital Requirements").

Analysis of Net Interest Income

The Company's profitability, like that of most financial institutions, is dependent to a significant extent upon net interest income, which is the difference between interest income on interest-earnings assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits or borrowings.  Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned or paid on them.  The following tables set forth certain information relating to the Company's consolidated statements of operations for the six months ended December 31, 2002 and 2001 and the years ended June 30, 2002, 2001 and 2000, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods indicated. Average balances are derived from daily balances. The yields and costs include fees that are considered adjustments to yields.

	For the Six Months Ended December 31,
		2002			2001
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)
Assets:
Interest-earning assets:
Real Estate Loans (1)	$2,166,062	$78,275	7.23%	$1,995,364	$75,823	7.60%
Other loans	3,380	141	8.34	3,330	179	10.75
Investment securities (2)	124,456	2,455	3.95	103,405	2,773	5.36
Mortgage-backed securities	344,656	7,895	4.58	407,056	12,149	5.97
Other	126,610	1,703	2.70	108,612	2,212	4.07
Total interest-earning assets	2,764,714	$90,469	6.54%	2,617,767	$93,136	7.12%
Non-interest earning assets	138,461			130,866
Total assets	$2,903,175			$2,748,633

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW, Super Now accounts	$31,085	$189	1.21%	$26,606	$157	1.17%
Money Market accounts	584,743	6,016	2.04	369,822	6,637	3.56
Savings accounts	366,260	1,843	1.00	349,993	3,236	1.83
Certificates of deposit	794,116	13,583	3.39	698,136	16,474	4.68
Borrowed Funds (5)	694,973	21,647	6.18	922,705	27,228	5.85
Total interest-bearing liabilities	2,471,177	$43,278	3.47%	2,367,262	$53,732	4.50%
Checking accounts	82,783			69,333
Other non-interest-bearing liabilities	90,979			78,014
Total liabilities	2,644,939			2,514,609
Stockholders' equity	258,236			234,024
Total liabilities and stockholders' equity	$2,903,175			$2,748,633
Net interest income/ interest margin(3)(5)		$47,191	3.41%		$39,404	3.01%
Net interest spread (4) (5)			3.07%			2.61%
Net interest-earning assets	$293,537			$250,505
Ratio of interest-earning assets to interest-bearing liabilities			111.88%			110.58%

(1)

In computing the average balance of loans, non-performing loans have been included.  Interest income includes loan servicing fees as defined under SFAS 91.

(2)

Includes interest-bearing deposits in other banks.

(3)

The interest margin represents net interest income as a percentage of average interest-earning assets.

Notes continued on next page

(4)

Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5)

Excluding prepayment expenses on borrowings of $3.6 million and $1.4 million recorded during the six months ended December 31, 2002 and 2001, respectively, all of which were recorded as interest expense, the net interest spread was 3.36% and 2.73%, respectively during the six months ended December 31, 2002 and 2001, and the net interest margin was 3.68% and 3.12%, respectively, during the six months ended December 31, 2002 and 2001.

                                                                                                                         For the Year Ended June 30,

		2002			2001			2000
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
(Dollars in Thousands)
Assets:
Interest-earning assets
Real estate loans (1)	$2,039,603	$153,970	7.55%	$1,815,672	$140,077	7.71%	$1,559,773	$118,719	7.61%
Other loans	3,320	311	9.37	3,664	338	9.22	3,883	333	8.58
Investment securities (2)	110,808	5,227	4.72	123,952	7,770	6.27	155,262	9,715	6.26
Mortgage-backed securities	364,131	21,049	5.78	435,136	28,881	6.64	473,364	30,750	6.50
Other	117,029	4,024	3.44	72,510	4,582	6.32	101,521	6,106	6.01
Total interest- earning assets	2,634,891	$184,581	7.01%	2,450,934	$181,648	7.41%	2,293,803	$165,623	7.22%
Non-interest-earning assets	135,245			144,825			112,700
Total assets	$2,770,136			$2,595,759			$2,406,503

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW and Super NOW accounts	$27,528	$325	1.18%	$25,871	$306	1.18%	$27,013	$316	1.17%
Money market accounts	428,360	12,462	2.91	192,692	8,338	4.33	97,175	4,093	4.21
Savings accounts	356,256	5,653	1.59	360,691	7,321	2.03	390,498	7,965	2.04
Certificates of deposit	711,986	30,568	4.29	646,377	34,375	5.32	642,017	32,662	5.09
Borrowed funds (5)	849,837	53,236	6.26	1,016,071	63,703	6.27	927,808	53,784	5.80
Total interest- bearing liabilities	2,373,967	$102,244	4.31%	2,241,702	$114,043	5.09%	2,084,511	$98,820	4.74%
Checking accounts	72,667			60,888			54,801
Other non-interest- bearing liabilities	82,811			76,922			57,086
Total liabilities	2,529,445			2,379,512			2,196,398
Stockholders' equity	240,691			216,247			210,105
Total liabilities and stockholders' equity	$2,770,136			$2,595,759			$2,406,503
Net interest income/ interest margin (3) (5)		$82,337	3.12%		$67,605	2.76%		$66,803	2.91%
Net interest spread (4) (5)			2.70			2.32			2.48
Net interest-earning Assets	$260,924			$209,232			$209,292
Ratio of interest- earning assets to interest-bearing liabilities			110.99%			109.33%			110.04%

(1)

In computing the average balance of loans, non-performing loans have been included.  Interest income includes loan servicing fees as defined under SFAS 91.

(2)

Includes interest-bearing deposits in other banks.

(3)

Net interest margin represents net interest income as a percentage of average interest-earning assets.

(4)

Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5)

Excluding prepayment expenses on borrowings of $6.2 million and $766,000 recorded during the twelve months ended June 30, 2002 and 2001, respectively, all of which were recorded as interest expense, the net interest spread was 2.96% and 2.36%, respectively, during the twelve months ended June 30, 2002 and 2001, and the net interest margin was 3.36% and 2.79%, respectively, during the twelve months ended June 30, 2002 and 2001.  There were no prepayment expenses on borrowings during the twelve months ended June 30, 2000.

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

	Six Months Ended			Six Months Ended
	December 31, 2002			December 31, 2001
	Compared to			Compared to
	Six Months Ended			Six Months Ended
	December 31, 2001			December 31, 2000
	Increase/ (Decrease)			Increase/ (Decrease)
	Due to			Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars In Thousands)
Interest-earning assets:
Real Estate Loans	$6,315	$(3,863)	$2,452	$9,176	$(1,123)	$8,053
Other loans	3	(41)	(38)	(21)	13	(8)
Investment securities	487	(805)	(318)	(1,003)	(696)	(1,699)
Mortgage-backed securities	(1,644)	(2,610)	(4,254)	(604)	(1,813)	(2,417)
Other	296	(805)	(509)	1,282	(1,183)	99
Total	$5,457	$(8,124)	$(2,667)	$8,830	$(4,802)	$4,028
Interest-bearing liabilities:
NOW and Super Now accounts	$26	$6	$32	$3	$(1)	$2
Money market accounts	3,035	(3,656)	(621)	4,056	(987)	3,069
Savings accounts	111	(1,504)	(1,393)	(161)	(358)	(519)
Certificates of deposit	1,957	(4,848)	(2,891)	1,839	(2,306)	(467)
Borrowed funds	(6,918)	1,337	(5,581)	(2,603)	(2,471)	(5,074)
Total	(1,789)	(8,665)	(10,454)	3,134	(6,123)	(2,989)
Net change in net interest income	$7,246	$541	$7,787	$5,696	$1,321	$7,017

	Year Ended June 30, 2002 Compared to Year Ended June 30, 2001 Increase/ (Decrease) Due to			Year Ended June 30, 2001 Compared to Year Ended June 30, 2000 Increase/ (Decrease) Due to			Year Ended June 30, 2000 Compared to Year Ended June 30, 1999 Increase/ (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Real estate loans	$17,037	$(3,144)	$13,893	$19,649	$1,703	$21,352	$30,829	$(3,962)	$26,867
Other loans	(32)	5	(27)	(38)	49	11	87	(29)	58
Investment Securities	(723)	(1,820)	(2,543)	(2,508)	639	(1,869)	(1,288)	349	(939)
Mortgage-backed Securities	(4,402)	(3,430)	(7,832)	(1,960)	15	(1,945)	(309)	1,376	1,067
Other	2,172	(2,730)	(558)	(1,792)	268	(1,524)	2,807	373	3,180
Total	14,052	(11,119)	2,933	13,351	2,674	16,025	32,126	(1,893)	30,233
Interest-bearing liabilities:
NOW and Super NOW	$20	$(1)	$19	$(13)	$3	$(10)	$64	$2	$66
Money market accounts	8,529	(4,405)	4,124	4,075	170	4,245	1,794	1,007	2,801
Savings accounts	(86)	(1,582)	(1,668)	(606)	(38)	(644)	381	(230)	151
Certificates of Deposit	3,170	(6,977)	(3,807)	229	1,484	1,713	(377)	(2,022)	(2,399)
Borrowed funds	(10,393)	(74)	(10,467)	5,337	4,582	9,919	19,644	1,338	20,982
Total	1,240	(13,039)	(11,799)	9,022	6,201	15,223	21,506	95	21,601
Net change in net interest income	$12,812	$1,920	$14,732	$4,329	$(3,527)	$802	$10,620	$(1,988)	$8,632

Comparison of Financial Condition at December 31, 2002 and June 30, 2002

Assets.  Assets totaled $2.95 billion at December 31, 2002, an increase of $136.2 million from total assets of $2.81 billion at June 30, 2002.  The growth in assets was experienced primarily in MBS available for sale and real estate loans, which increased $72.5 million and $44.4 million, respectively.  During the six months ended December 31, 2002, the Bank purchased $224.6 million of MBS available for sale.  These purchases were intended to provide additional yield currently over short-term investments while providing liquidity to the Bank in future quarters when it may seek to deploy funds into higher yielding investments.  Partially offsetting these purchases were principal repayments of $148.5 million during the six months ended December 31, 2002.  During the six months ended December 31, 2002, the Bank experienced above average levels of principal repayments on MBS available for sale.  These repayments were driven by above average mortgage refinancing activity during the period, which resulted from the continued low level of interest rates during the period July 2002 through December 2002.

In addition to growth in MBS available for sale, real estate loans increased $44.4 million during the six months ended December 31, 2002.  During the six months ended December 31, 2002, real estate loan originations totaled $424.4 million, of which $397.7 million were multi-family residential and commercial real estate loans.  Approximately 82% of these multi-family originations were retained in the Bank's portfolio.  Real estate loan origination levels were driven by the continuation of the low interest rate environment during the period July 2002 through December 2002.  Offsetting the growth in real estate loans from originations were increases in principal prepayment levels during the six months ended December 31, 2002.  Principal repayments, which include both regular amortization and prepayments, totaled $297.7 million during the six months ended December 31, 2002 as compared to $165.7 million during the six months ended December 31, 2001, and remained strong during the period January 2002 through December 2002 as a result of increased loan refinance activity driven by low interest rates.

Federal funds sold and other short-term investments increased $37.8 million during the six months ended December 31, 2002, due to increased liquidity resulting from higher levels of real estate loan and MBS prepayments, as well as deposit growth during the period.  As of December 31, 2002, this increased liquidity had not been used to fund loan originations or other investment activities.  Other assets increased $14.3 million during the six months ended December 31, 2002, due primarily to an increase of $8.5 million of prepaid pension benefits, as the Bank satisfied all funding obligations for its employee pension plan during the period.

Liabilities.  Total liabilities increased $120.2 million during the six months ended December 31, 2002.  Deposits grew $147.2 million due to the success of various sales and marketing activities during the period, as well as an apparent consumer trend to move monies out of the equity markets and into deposit accounts.  CDs increased $82.1 million during the six months ended December 31, 2002 due to successful promotional campaigns.  In addition, escrow and other deposits decreased $9.0 million during the period due to increased funding for real estate taxes.

During the six months ended December 31, 2002, REPOS declined $2.1 million, and FHLBNY Advances declined $20.0 million.  (See "Liquidity and Capital Resources").

Stockholders' Equity.  Stockholders' equity increased $16.0 million during the six months ended December 31, 2002, due to the addition of net income of $23.5 million, the increase to equity of $9.4 million related to activities of stock benefit plans, and the increase to equity of $1.3 million related to the amortization of the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Affiliates ("ESOP") and the Recognition and Retention Plan of Outside Directors, Officers and Employees of Dime Community Bancshares, Inc. ("RRP") stock benefit plans.  Both the ESOP and RRP have investments in the Holding Company's common stock that are recorded as reductions in stockholders' equity ("Contra Equity Balances").  As compensation expense is recognized on the ESOP and RRP, the Contra Equity Balances are reduced, resulting in an increase to total equity.

All of the aforementioned increases to equity during the six months ended December 31, 2002 were partially offset by treasury stock purchases of $11.8 million and cash dividends of $6.2 million paid to shareholders during the same period.

Comparison of Financial Condition at June 30, 2002 and June 30, 2001

Assets.  Assets totaled $2.81 billion at June 30, 2002, an increase of $88.4 million from total assets of $2.72 billion at June 30, 2001.  The growth in assets was experienced primarily in real estate loans, which increased $160.1 million during the year ended June 30, 2002.  During the year ended June 30, 2002, real estate loan originations totaled $552.5 million, of which $532.7 million were multi-family residential and commercial real estate loans.  Substantially all of the loan originations during the twelve months ended June 30, 2002 were retained in the Bank's portfolio.  Real estate loan origination levels were driven by a significant decline in interest rates during the period January 2001 through December 2001.  Offsetting the growth in real estate loans from originations were increases in principal repayment levels during the twelve months ended June 30, 2002.  Principal repayments totaled $388.7 million during the year ended June 30, 2002, and experienced significant growth during the period January 2001 through June 2002, as a result of declines in interest rates.

Federal funds sold and other short-term investments increased $39.9 million during the year ended June 30, 2002, due to increased liquidity resulting from higher levels of real estate loan and MBS prepayments, as well as deposit growth during the period.  As of June 30, 2002, this increased liquidity had not been used to fund loan originations or other investment activities.

Investment securities available for sale increased $47.2 million during the year ended June 30, 2002, due primarily to purchases of $63.4 million in securities during the three months ended June 30, 2002, as excess liquid funds were invested primarily in short- and medium-term obligations of U.S. agencies.

During the year ended June 30, 2002, MBS available for sale and held to maturity declined $142.1 million and $4.9 million, respectively.  Total principal repayments on MBS were $184.8 million during the period due to lower interest rates, and were partially offset by combined net purchases of $42.2 million.  Encumbered MBS (i.e. pledged as collateral for borrowings), declined $327.8 million during the year ended June 30, 2002 as a result of a reduction in the levels of REPOS during the same period.  Due to consistently strong liquidity levels experienced at the Holding Company and the Bank during the year ended June 30, 2002, management elected not to replace a portion of maturing REPOS.

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

The growth in deposits was utilized to fund loan originations during the period and reduce the level of borrowings, with excess deposit flows retained in federal funds sold and other short-term investments.  Borrowings declined $297.6 million during the year ended June 30, 2002, with a decline of $330.1 million experienced in REPOS, partially offset by an increase of $32.5 million in FHLBNY Advances (See "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

Stockholders' Equity.  Stockholders' equity increased $22.6 million during the year ended June 30, 2002, due to the addition of net income of $38.7 million, the increase to equity of $9.5 million related to activities of stock benefit plans, and the increase to equity of $3.1 million related to the amortization of the ESOP and RRP stock benefit plans.  Both the ESOP and RRP have investments in the Holding Company's common stock that are recorded as reductions in stockholders' equity ("Contra Equity Balances").  As compensation expense is recognized on the ESOP and RRP, the Contra Equity Balances are reduced, resulting in an increase to total equity.

All of the aforementioned increases to equity during the year ended June 30, 2002 were partially offset by treasury stock purchases of $14.7 million, cash dividends of $9.9 million paid to shareholders, and purchases of stock by both the Benefit Maintenance Plan of Dime Community Bancshares, Inc. ("BMP") of $1.2 million and the RRP of $964,000 during the same period.

Comparison of Financial Condition at June 30, 2001 and June 30, 2000

Assets.  Assets totaled $2.72 billion at June 30, 2001, an increase of $219.6 million from total assets of $2.50 billion at June 30, 2000.  The growth in assets was experienced primarily in real estate loans, which increased $239.5 million during the year ended June 30, 2001.  The increase in real estate loans resulted primarily from real estate loan originations of $398.3 million during the year ended June 30, 2001, of which $355.8 million were multi-family residential loans and $37.6 million were commercial real estate loans.  Real estate loan origination levels, which had declined from April 2000 through December 2000, increased from January 2001 through June 2001 as a result of declines in interest rates that generated increased loan refinance activity.  Principal repayments on real estate loans, although increasing in total due to growth in the loan portfolio, declined as a percentage of the total loan portfolio during the period April 2000 through December 2000 as a result of increases in interest rates.  These principal repayments subsequently increased as a percentage of the total loan portfolio during the period January 2001 through June 2001, due to reductions in interest rates during this period.

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

Comparison of Operating Results for the Six Months Ended December 31, 2002 and 2001

General. Net income was $23.5 million during the six months ended December 31, 2002, an increase of $6.0 million over net income of $17.5 million during the six months ended December 31, 2001.  During the six months ended December 31, 2002 compared to the six months ended December 31, 2001, net interest income increased $7.8 million, non-interest income increased $5.2 million and non-interest expense increased $3.3 million, resulting in increased pre-tax income of $9.7 million.  Income tax expense increased $3.7 million as a result of the increased pre-tax income.

Net Interest Income.  Net interest income for the six months ended December 31, 2002 increased $7.8 million to $47.1 million from $39.3 million during the six months ended December 31, 2001. This increase was attributable to a decline of $10.5 million in interest expense that was partially offset by a decline of $2.7 million in interest income during the six months ended December 31, 2002 compared to the six months ended December 31, 2001.  The net interest spread increased 46 basis points from 2.61% for the six months ended December 31, 2001 to 3.07% for the six months ended December 31, 2002, and the net interest margin increased 40 basis points from 3.01% to 3.41% during the same period.

The increase in both the net interest spread and net interest margin reflected a 103 basis point decline in the average cost of interest-bearing liabilities, as well as a shift in the composition of interest-bearing liabilities away from higher cost borrowings and towards lower cost money market and other deposit accounts.  During the six months ended December 31, 2002 compared to the six months ended December 31, 2001, the average balance of deposits, including non-interest-bearing checking accounts, increased as a result of ongoing deposit marketing promotions and customer sales activities.  In addition, the average balance of real estate loans increased during the six months ended December 31, 2002 compared to the six months ended December 31, 2001, and the average rate on real estate loans was less susceptible to fluctuations in interest rates than other interest-earning assets since real estate loans possess a longer average term to their maturity or next interest rate reset.

During the period January 2001 through December 2001, the overnight inter-bank borrowing rate declined on eleven different occasions, moving from an initial rate of 6.5% to an ending rate of 1.75%.  During the period January 2002 through October 2002, the overnight inter-bank borrowing rate remained constant at 1.75%.  In November 2002, the overnight inter-bank borrowing rate declined to 1.25%.  Because the Bank's liabilities generally possess a shorter average term to maturity than its assets, the net interest margin and net interest spread both benefited from the reductions in interest rates during 2001.  A significant portion of the benefit of liabilities repricing to lower rates was realized during the period January 2002 through December 31, 2002.

Interest Income.  Interest income was $90.5 million during the six months ended December 31, 2002, a decrease of $2.7 million from $93.1 million during the six months ended December 31, 2001.  Declines in interest income on MBS of $4.3 million and on other short-term investments of $509,000 during the six months ended December 31, 2002 compared to the six months ended December 31, 2001 were partially offset by an increase in interest income on real estate loans of $2.5 million during the same period.

The Bank's general policy has been to emphasize growth in real estate loans as its primary interest-earning asset, and de-emphasize its investment and MBS portfolios while loan origination demand is strong.  Consistent with this policy, total principal repayments on MBS exceeded net purchases of MBS by $117.2 million during the period October 1, 2001 through June 30, 2002.  However, as part of a specific investment strategy to achieve a desirable balance of yield and liquidity on short-term investments, the Bank purchased $224.6 million of MBS during the six months ended December 31, 2002.  This purchase level exceeded the level of principal repayments of $148.5 million during the same period.  The combination of all activity during the period October 2001 through December 2002 resulted in an overall decline of $62.4 million in the average balance of MBS during the six months ended December 31, 2002 compared to the six months ended December 31, 2001.  In addition, due to short-term interest rate reductions during the period January 2001 through December 2001, and the continuation of low short-term interest rates during the period January 1, 2002 through December 31, 2002, the average yield on MBS declined from 5.97% during the six months ended December 31, 2001 to 4.58% during the six months ended December 31, 2002.

The decline of $509,000 in interest income on short-term investments resulted from a decrease of 137 basis points in average yield on these investments, reflecting gradual reductions in interest rates during the period January 2001 through December 2001 and in late 2002.  The decline in yields on these investments more than offset the increase in interest income that would have otherwise resulted from growth in their average balance of $17.5 million during the six months ended December 31, 2002 compared to the six months ended December 31, 2001.  Growth in average balance during the period reflected increased liquid funds generated during the period January 2002 through December 2002 from both deposit growth and higher real estate loan and MBS principal repayments.

The increase in interest income on real estate loans was attributable to an increase of $170.7 million in the average balance of real estate loans resulting from real estate loan originations during the period January 1, 2002 through December 31, 2002.  During the six months ended December 31, 2002 and 2001, real estate loan originations totaled $424.4 million and $263.5 million, respectively.  Loan originations increased during the six months ended December 31, 2002 as a result of declines in long-term interest rates experienced during the period which stimulated a wave of mortgage refinancing activities and contributed to higher property values and average loan origination amounts.

Overall, the yield on interest-earning assets declined 58 basis points from 7.12% during the six months ended December 31, 2001 to 6.54% during the six months ended December 31, 2002.  Declines in the overnight inter-bank borrowing rate brought about by the actions of the FOMC during the period January 2001 through December 2001, along with the continuation of low interest rates during the period January 1, 2002 through December 31, 2002, contributed to general decreases in interest rates, resulting in reductions in the average yield on MBS of 139 basis points, on investment securities of 141 basis points and on other (short-term) investments of 137 basis points during the six months ended December 31, 2002 compared to the six months ended December 31, 2001.  The yield on real estate loans declined by only 37 basis points during this period.  Real estate loans possess longer terms to maturity or interest rate repricing and, therefore, reacted slower than other interest-earning assets to the declines in long-term interest rates during the six months ended December 31, 2002.

Interest Expense.  Interest expense declined $10.5 million, to $43.3 million during the six months ended December 31, 2002, from $53.8 million during the six months ended December 31, 2001.  The decline in interest expense resulted substantially from a reduction of $5.6 million in interest expense on borrowed funds, which resulted from a decline of $227.7 million in the average balance of borrowed funds during the six months ended December 31, 2002 compared to the six months ended December 31, 2001.  The average cost of CDs, the next largest component of interest expense, declined by 129 basis points, resulting in a reduction in interest expense of $2.9 million during the six months ended December 31, 2002 compared to the six months ended December 31, 2001.  The average cost of money market accounts and savings accounts also declined by 152 basis points and 83 basis points, respectively, during the same period, resulting in a reduction in interest cost of $621,000 and $1.4 million, respectively.  These declines in average cost all reflected reductions in interest rates offered by the Bank as a result of the overall interest rate environment in effect during the period January 2002 through December 2002.

Provision for Loan Losses.  The provision for loan losses was $120,000 during both the six months ended December 31, 2002 and 2001 (See "Item 1.  Business - Allowance for Loan Losses").

Non-Interest Income.  Non-interest income increased $5.2 million to $10.8 million during the six months ended December 31, 2002, from $5.6 million during the six months ended December 31, 2001.  The increase resulted primarily from increased prepayment fee income (included in other non-interest income) of $2.8 million, as loan prepayments increased during the period due to both declines in interest rates during the period January 2001 through December 2001 and continued low interest rates during the period January 2002 through December 2002.  In addition, fee income grew $365,000 due primarily to additional loan fees of $213,000 resulting from increased origination activity, and an increase of $90,000 in deposit customer fees resulting from growth in deposit activity.

Under the terms of an agreement entered into in December 2002, the Bank sold approximately $73.4 million of recently-originated multi-family residential loans to FNMA during December 2002, recording a pre-tax gain of $2.0 million on these loan sales.  Otherwise, gains and losses on the sale of assets were immaterial during the six months ended December 31, 2002 and 2001.

Non-Interest Expense.  Non-interest expense was $20.4 million during the six months ended December 31, 2002, an increase of $3.3 million over the six months ended December 31, 2001.

Salary and employee benefits increased $2.5 million during the six months ended December 31, 2002 compared to the six months ended December 31, 2001, as a result of increased salaries and staffing during the twelve months ended December 31, 2002, reflecting growth in personnel added to satisfy needs created by the increased size of the Bank, as well as growth in loans and deposit balances, and added deposit products during the six months ended December 31, 2002 compared to the six months ended December 31, 2001.  The benefit cost associated with the BMP increased $1.1 million during the six months ended December 31, 2002 compared to the six months ended December 31, 2001 due to the accelerated expense accruals of 12-month expenses over a 6-month period.  The accelerated expense accruals resulted from a change in expense accrual methodology resulting from the Company's change in fiscal year-end from June 30th to December 31st.  The benefit costs associated with the ESOP, which are calculated based upon the average market value of the Holding Company's common stock, additionally increased $300,000 due to an increase in the average market value of the Holding Company's common stock during the six months ended December 31, 2002 compared to the six months ended December 31, 2001.

Data processing costs increased $144,000 during the six months ended December 31, 2002 compared to the six months ended December 31, 2001, due to additional systems activity related to growth in the loan portfolio and additional deposit activity.

Other expenses increased $899,000 during the period due primarily to growth in advertising expenses of $152,000, as well as an increase in administrative costs totaling approximately $200,000 associated with the change in fiscal year-end and six-month report period ending December 31, 2002.

Income Tax Expense.  Income tax expense increased $3.7 million during the six months ended December 31, 2002 compared to the six months ended December 31, 2001, due primarily to an increase of $9.7 million in pre-tax net income.

Comparison of Operating Results for the Six Months Ended December 31, 2001 and 2000

General.  Net income was $17.5 million during the six months ended December 31, 2001, an increase of $5.9 million over net income of $11.6 million during the six months ended December 31, 2000.  During the six months ended December 31, 2001, net interest income increased $7.0 million, the provision for loan losses declined $500,000, non-interest income increased $1.0 million and non-interest expense decreased $66,000, resulting in increased pre-tax income of $8.6 million.  Goodwill amortization, which was $2.3 million during the six months ended December 31, 2000, was eliminated during the six months ended December 31, 2001 pursuant to the adoption of SFAS 142 effective July 1, 2001, partially offsetting an increase of $2.2 million in non-interest expense.  Income tax expense increased $2.7 million as a result of the increased pre-tax income.

Net Interest Income.  Net interest income for the six months ended December 31, 2001 increased $7.0 million to $39.4 million from $32.4 million during the six months ended December 31, 2000. This increase was attributable to both an increase of $4.0 million in interest income and a decline of $3.0 million in interest expense during the six months ended December 31, 2001 compared to the six months ended December 31, 2000.  The net interest spread increased 27 basis points from 2.34% for the six months ended December 31, 2000 to 2.61% for the six months ended December 31, 2001, and the net interest margin increased 29 basis points from 2.72% to 3.01% during the same period.

The increase in net interest spread and net interest margin both reflected a 64 basis point decline in the average cost of interest-bearing liabilities, as well as a shift in the composition of interest-bearing liabilities away from higher cost borrowings and towards lower cost money market and other deposit accounts.  During the six months ended December 31, 2001 compared to the six months ended December 31, 2000, the average balance of deposits, including non-interest-bearing checking accounts, increased as a result of ongoing deposit marketing promotions and customer sales activities.  In addition, the average balance of real estate loans increased during the fiscal six months ended December 31, 2001, and the average rate on real estate loans was less susceptible to changes in interest rates than other interest-earning assets since real estate loans possess a longer average term to their maturity or next interest rate reset.

The increase in net interest margin additionally reflected growth in the ratio of interest-earning assets to interest-bearing liabilities from 108.83% during the six months ended December 31, 2000 to 110.58% during the six months ended December 31, 2001, reflecting additional equity generated during the period, a portion of which was invested in interest-earning assets.

Interest Income.  Interest income was $93.1 million during the six months ended December 31, 2001, an increase of $4.0 million from $89.1 million during the six months ended December 31, 2000.  Increased interest income on real estate loans of $8.1 million during the six months ended December 31, 2001 compared to the six months ended December 31, 2000 was partially offset by declines in interest income on MBS of $2.4 million and on investment securities of $1.7 million during the same period.  As part of its ongoing strategy, the Bank continued to emphasize growth in real estate loans as its primary interest-earning asset, and de-emphasized its securities portfolio while loan origination demand was strong.  The increase in interest income on real estate loans was attributable to an increase of $240.0 million in the average balance of real estate loans resulting from real estate loan originations during the period January 1, 2000 through December 31, 2001.  During the twelve months ended December 31, 2001 and 2000, real estate loan originations totaled $515.1 million and $345.3 million, respectively.

The decline of $2.4 million in interest income on MBS and of $1.7 million on investment securities resulted from declines in both the average interest rate and average balance of these assets.  During the six months ended December 31, 2001, the average balance of MBS declined $18.8 million and investment securities declined $33.8 million compared to the six months ended December 31, 2000, due to principal repayments, maturities and calls of these securities that were partially offset by purchase activity.

Overall, the yield on interest-earning assets declined 35 basis points from 7.47% during the six months ended December 31, 2000 to 7.12% during the six months ended December 31, 2001.  Declines in the overnight inter-bank borrowing rate brought about by the actions of the FOMC during the period January 2001 through December 2001 contributed to general decreases in interest rates, resulting in a reduction in the average yield of 87 basis points on MBS, 116 basis points on investment securities and 278 basis points on other (short-term) investments during the six months ended December 31, 2001 compared to the six months ended December 31, 2000.  The yield on real estate loans declined by only 12 basis points during this period.  Real estate loans possess longer terms to maturity or interest rate repricing and, therefore, reacted slower during the fiscal six months ended December 31, 2001 than other interest-earning assets to the declines in interest rates.

Interest Expense.  Interest expense declined $3.0 million, to $53.7 million during the six months ended December 31, 2001, from $56.7 million during the six months ended December 31, 2000.  The decline in interest expense resulted substantially from a reduction of $5.1 million in interest expense on borrowed funds, which resulted from a decline of $84.9 million in the average balance of borrowed funds during the six months ended December 31, 2001 compared to the six months ended December 31, 2000.  The average cost of CDs, the next largest component of interest expense, declined by 69 basis points, resulting in a reduction in interest expense of $467,000 million during the six months ended December 31, 2001 compared to the six months ended December 31, 2000.  The average cost of money market accounts also declined 73 basis points during the same period.  The average cost of savings accounts declined 20 basis points during the six months ended December 31, 2001 compared to the six months ended December 31, 2000, resulting in a decline in interest cost of $519,000 during the period.  These declines in average cost all reflected reductions in interest rates due to the actions of the FOMC during the period January 2001 through December 2001.

Interest expense on money market accounts increased $3.1 million during the six months ended December 31, 2001 compared to the six months ended December 31, 2000, despite the decline of 73 basis points in average cost during the period, resulting from an increase of $205.0 million in the average balance of these deposits during this period.  The growth in the average balance of money market accounts resulted from ongoing marketing promotions related to these accounts.

Provision for Loan Losses.  The provision for loan losses was $120,000 during the six months ended December 31, 2001, compared to $620,000 during the six months ended December 31, 2000.  During the quarter ended December 31, 2000, an additional provision of $500,000 was recorded related to a loan added to troubled-debt restructurings.  The provision of $120,000 during the six months ended December 31, 2001 reflected the growth in the loan portfolio during the period.  Due to net charge-offs of $87,000 recorded during the six months ended December 31, 2001, the allowance for loan losses increased $33,000 during the same period.  During the six months ended December 31, 2001, overall asset quality required no additional provisions beyond the $120,000 allocated to cover loan portfolio growth during the period.

Non-Interest Income.  Non-interest income increased $1.0 million, to $5.6 million, during the six months ended December 31, 2001, from $4.6 million during the six months ended December 31, 2000.  The increase resulted primarily from increased prepayment fee income (included in other non-interest income) of $1.3 million, as loan prepayments increased during the period due to declines in interest rates.  In addition, fee income increased $269,000 during the six months ended December 31, 2001 compared to the six months ended December 31, 2000, due to an increase of $281,000 in deposit customer fees.  During the six months ended December 31, 2001, a gain on the sale of securities and other assets of $94,000 was recorded, primarily from the sale of ORE properties.  During the six months ended December 31, 2000, a gain of $756,000 on the sale of securities and other assets was recorded which related primarily to sales of equity investments.

Non-Interest Expense. Non-interest expense was $17.1 million during the six months ended December 31, 2001, slightly below the level during the six months ended December 31, 2000.

Salary and employee benefits increased $1.4 million during the six months ended December 31, 2001 compared to the six months ended December 31, 2000 as a result of management and employees added to satisfy needs created by the following:  (1) growth in loan portfolio balance; (2) growth in deposit balances; and (3) added deposit products.  In addition, the employee benefit costs associated with the ESOP, which are calculated based upon the average market value of the Holding Company's common stock, increased $320,000 due to an increase in the average market value of the Holding Company's common stock during the period.

Goodwill amortization expense declined $2.3 million during the six months ended December 31, 2001 compared to the six months ended December 31, 2000.  Effective July 1, 2001, goodwill amortization was eliminated in accordance with the adoption of SFAS 142  (See Note 1 to the Consolidated Financial Statements).

Increased data processing costs of $114,000 during the six months ended December 31, 2001 compared to the six months ended December 31, 2000 resulted from additional systems activity related to growth in the loan portfolio and additional deposit activity.

Other expenses increased $442,000 during the six months ended December 31, 2001 compared to the six months ended December 31, 2000, due primarily to growth in public relations expenses of $127,000, and marketing expenses of $47,000, as well as various branch administrative expenses such as supplies, postage and protective services associated with increased customer activities added during the period.

Income Tax Expense. Income tax expense increased $2.7 million during the six months ended December 31, 2001 compared to the six months ended December 31, 2000, due primarily to an increase of $8.6 million in pre-tax net income.  The effective tax rate decreased from 39.7% to 37.0% during the six months ended December 31, 2001 compared to the six months ended December 31, 2000, due to the implementation of certain operational and investment activities that resulted in a reduction in the Company's effective tax rate.

Comparison of Operating Results for the Twelve Months Ended June 30, 2002 and 2001

General.  Net income was $38.7 million during the year ended June 30, 2002, an increase of $13.5 million over net income of $25.2 million during the year ended June 30, 2001.  During the year ended June 30, 2002 compared to the year ended June 30, 2001, net interest income increased $14.7 million, the provision for loan losses declined $500,000, non-interest income increased $5.5 million and non-interest expense increased $335,000, resulting in increased pre-tax income of $20.4 million.  Goodwill amortization, which was $4.6 million during the year ended June 30, 2001, was eliminated during the year ended June 30, 2002 pursuant to the adoption of SFAS 142 effective July 1, 2001, partially offsetting an increase of $5.0 million in non-interest expense.  Income tax expense increased $7.0 million as a result of the increased pre-tax income.

Net Interest Income.  Net interest income for the year ended June 30, 2002 increased $14.7 million to $82.3 million from $67.6 million during the year ended June 30, 2001. This growth was attributable to both an increase of $2.9 million in interest income and a decline of $11.8 million in interest expense during the year ended June 30, 2002 compared to the year ended June 30, 2001.  The net interest spread increased 38 basis points from 2.32% for the year ended June 30, 2001 to 2.70% for the year ended June 30, 2002, and the net interest margin increased 36 basis points from 2.76% to 3.12% during the same period.

The increase in net interest spread and net interest margin both reflected a 78 basis point decline in the average cost of interest-bearing liabilities, as well as a shift in the composition of interest-bearing liabilities away from higher cost borrowings and towards lower cost money market and other deposit accounts.  During the year ended June 30, 2002 compared to the year ended June 30, 2001, the average balance of deposits, including non-interest-bearing checking accounts, increased as a result of ongoing deposit marketing promotions and customer sales activities.  In addition, the average balance of real estate loans increased during the twelve months ended June 30, 2002, and the average rate on real estate loans was less susceptible to changes in interest rates than other interest-earning assets since real estate loans possess a longer average term to their maturity or next interest rate reset.

During the period January 2001 through December 2001, the FOMC reduced the overnight inter-bank borrowing rate on eleven different occasions, moving from a beginning rate of 6.5% to an ending rate of 1.75%.  Because the Bank's liabilities generally possess a shorter average term to maturity than its assets, the net interest margin and net interest spread both benefited from these reductions in interest rates.

The increase in net interest margin additionally reflected growth in the ratio of interest-earning assets to interest-bearing liabilities from 109.33% during the year ended June 30, 2001 to 110.99% during the year ended June 30, 2002, reflecting additional equity generated during the period, a portion of which was invested in interest-earning assets.

Interest Income.  Interest income was $184.6 million during the year ended June 30, 2002, an increase of $2.9 million from $181.7 million during the year ended June 30, 2001.  Increased interest income on real estate loans of $13.9 million during the year ended June 30, 2002 compared to the year ended June 30, 2001 was partially offset by declines in interest income on MBS of $7.8 million, on investment securities of $2.5 million and on other short-term investments of $558,000 during the same period.  As part of its ongoing strategy, the Bank continued to emphasize growth in real estate loans as its primary interest-earning asset, and de-emphasized its securities portfolio while loan origination demand was strong.  The increase in interest income on real estate loans was attributable to an increase of $223.9 million in the average balance of real estate loans resulting from real estate loan originations during the period July 1, 2000 through June 30, 2002.  During the years ended June 30, 2002 and 2001, real estate loan originations totaled $552.5 million and $398.3 million, respectively.

The decline of $7.8 million in interest income on MBS and $2.5 million on investment securities resulted from declines in both the average interest rate and average balance of these assets.  During the year ended June 30, 2002 compared to the year ended June 30, 2001, the average balance of MBS declined $71.0 million and investment securities declined $13.1 million, due to principal repayments, maturities and calls of these securities that were partially offset by purchase activity.  Interest income on other short-term investments declined by $558,000 due to a decline of 288 basis points in average yield during the year ended June 30, 2002 compared to the year ended June 30, 2001, reflecting declines in short-term interest rates during the period January 2001 through December 2001.

Overall, the yield on interest-earning assets declined 40 basis points from 7.41% during the year ended June 30, 2001 to 7.01% during the year ended June 30, 2002.  Declines in the overnight inter-bank borrowing rate brought about by actions of the FOMC during the period January 2001 through December 2001 contributed to general decreases in interest rates, resulting in a reduction in the average yield of 86 basis points on MBS, 155 basis points on investment securities and 288 basis points on other (short-term) investments during the year ended June 30, 2002 compared to the year ended June 30, 2001.  The yield on real estate loans declined by only 16 basis points during this period.  Real estate loans possess longer terms to maturity or interest rate repricing and, therefore, reacted slower than other interest-earning assets to the declines in interest rates during the twelve months ended June 30, 2002.

Interest Expense.  Interest expense declined $11.8 million, to $102.2 million during the year ended June 30, 2002, from $114.0 million during the year ended June 30, 2001.  The decline in interest expense resulted substantially from a reduction of $10.5 million in interest expense on borrowed funds, which resulted from a decline of $166.2 million in the average balance of borrowed funds during the year ended June 30, 2002 compared to the year ended June 30, 2001.  The average cost of CDs, the next largest component of interest expense, declined by 103 basis points, resulting in a reduction in interest expense of $3.8 million during the year ended June 30, 2002 compared to the year ended June 30, 2001.  The average cost of money market accounts also declined 142 basis points during the same period.  The average cost of savings accounts declined 44 basis points during the year ended June 30, 2002 compared to the year ended June 30, 2001, resulting in a decline in interest cost of $1.7 million during the period.  These declines in average cost all reflected reductions in interest rates due to actions of the FOMC during the period January 2001 through December 2001.

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

Non-Interest Income.  Non-interest income increased $5.5 million, to $14.8 million, during the year ended June 30, 2002, from $9.3 million during the year ended June 30, 2001.  The increase resulted primarily from increased prepayment fee income (included in other non-interest income) of $3.9 million, as loan prepayments increased during the period due to declines in interest rates.  In addition, fee income increased $277,000 during the year due to increased deposit customer fees.  During the year ended June 30, 2002, a gain on the sale of securities and other assets of $2.1 million was recorded, primarily from the sale of equity investments.  During the year ended June 30, 2001, a gain of $1.0 million on the sale of securities and other assets was recorded which also related primarily to sales of equity investments.  The gains on sales of equity securities during the twelve months ended June 30, 2002 were utilized to offset a portion of expenses associated with the prepayment of FHLBNY Advances during the year.

Non-Interest Expense. Non-interest expense was $35.4 million during the year ended June 30, 2002, $335,000 above the level during the year ended June 30, 2001.

Salary and employee benefits increased $3.4 million during the year ended June 30, 2002 compared to the year ended June 30, 2001, as a result of growth in management and employees added to satisfy needs created by the following:  (1) growth in loan portfolio balance; (2) growth in deposit balances; (3) added deposit products; and (4) two new retail branches.  The employee benefit costs associated with the ESOP, which are calculated based upon the average market value of the Holding Company's common stock, increased $778,000 due to an increase in the average market value of the Holding Company's common stock during the period, and were offset by the reduction of $776,000 in expenses associated with the RRP, as the amortization of the initial stock awards under the RRP was completed on February 1, 2002.

Goodwill amortization expense declined $4.6 million during the year ended June 30, 2002 compared to the year ended June 30, 2001.  Effective July 1, 2001, goodwill amortization was eliminated in accordance with the adoption of SFAS 142  (See Note 1 to the Consolidated Financial Statements).

Increased data processing costs of $332,000 during the twelve months ended June 30, 2002 compared to the year ended June 30, 2001 resulted from additional systems activity related to growth in the loan portfolio and additional deposit activity.

Other expenses increased $1.2 million during the twelve months ended June 30, 2002 compared to the twelve months ended June 30, 2001, due primarily to growth in public relations expenses of $206,000, marketing expenses of $345,000, as well as various branch administrative expenses such as supplies, postage and protective services associated with increased customer activities and two new branches added during the twelve month period ended June 30, 2002.

Income Tax Expense. Income tax expense increased $7.0 million during the year ended June 30, 2002 compared to the year ended June 30, 2001, due primarily to an increase of $20.4 million in pre-tax net income.  The effective tax rate decreased from 38.5% to 37.1% during the period, due to the implementation of certain operational and investment activities that resulted in a reduction in the Company's effective tax rate.

Comparison of Operating Results for the Twelve Months Ended June 30, 2001 and 2000

General. Net income was $25.2 million during the year ended June 30, 2001, an increase of $2.8 million over net income of $22.4 million during the year ended June 30, 2000.  During the year ended June 30, 2001, an increase from the year ended June 30, 2000 of $4.2 million in non-interest income was partially offset by increases of $1.1 million in non-interest expense, $500,000 in the provision for loan losses, and $604,000 in income tax expense.

Net Interest Income.  Net interest income for the year ended June 30, 2001 increased $802,000 to $67.6 million from $66.8 million during the year ended June 30, 2000.  The increase was attributable to the overall growth in interest-earning assets over the corresponding increase in interest-bearing liabilities.  However, the beneficial impact of this growth was offset, in part, by the decline in the net interest spread during this period.

The net interest spread declined 16 basis points from 2.48% for the year ended June 30, 2000 to 2.32% for the year ended June 30, 2001, and the net interest margin declined 15 basis points from 2.91% to 2.76% during the same period.  The decline in net interest spread and net interest margin both reflected a 35 basis point increase in the average cost of interest-bearing liabilities, resulting primarily from an increase in the average cost of borrowed funds of 47 basis points, CDs of 23 basis points and money market accounts of 12 basis points.  These interest rate increases all reflected increases in general interest rates during the period April 2000 through December 2000.  The narrowing of the interest spread and net interest margin also reflected an $88.3 million increase in average borrowed funds, the highest cost interest-bearing liability.  The Holding Company's issuance, on April 12, 2000, of $25.0 million in subordinated notes with a stated annual coupon of 9.25% additionally contributed to the growth in interest expense on borrowed funds, as twelve months of expense was incurred on these notes during the year ended June 30, 2001 compared to two and one-half months of expense incurred during the twelve month period ended June 30, 2000.  During the period January 1, 2001 through June 30, 2001, reductions in general interest rates provided some reduction in borrowing costs, which partially offset the aforementioned items.

During the three months ended March 31, 2000, the FOMC increased its overnight borrowing rate by 25 basis points on two different occasions, moving from a beginning rate of 5.50% to an ending rate of 6.0%.  This rate was subsequently increased an additional 50 basis points during the period April 2000 through December 2000 to 6.5%, which is where it stood at December 31, 2000.  During the period January 1, 2001 through June 30, 2001, the Federal Reserve Bannk reduced its federal funds borrowing rate on six different occasions, moving from the beginning overnight borrowing rate of 6.5% to 3.75% as of June 30, 2001.  Because the majority of interest-earning assets and interest-bearing liabilities do not reprice daily, the Bank experiences delays in recognizing the effects of interest rate movements.  As a result, despite the significant reductions in interest rates by the Federal Reserve Bank, which brought the overnight borrowing rate at June 30, 2001 below its level at June 30, 2000, the overall yield on interest-earning assets and cost on interest-bearing liabilities were higher during the year ended June 30, 2001 than the year ended June 30, 2000.  However, since the Bank's liabilities typically reprice more rapidly than its assets, it did experience significant benefits to its net interest spread and net interest margin from the interest rate decreases during the quarter ended June 30, 2001 (See "Item 7A - Qualitative and Quantitative Disclosure About Market Risk").

Interest Income.  Interest income for the year ended June 30, 2001 was $181.6 million, an increase of $16.0 million from $165.6 million during the year ended June 30, 2000. The growth in interest income was attributable to increased interest income on real estate loans of $21.3 million.  The growth in interest income on real estate loans was attributable primarily to an increase of $256.1 million in the average balance of real estate loans, resulting from $398.3 million of real estate loans originated during the twelve-month period ended June 30, 2001.  Partially offsetting the increase in interest income on real estate loans was a decline of $1.5 million in income on other interest-earning assets (composed of federal funds sold, commercial paper, and FHLBNY capital stock) from $6.1 million during the year ended June 30, 2000 to $4.6 million during the year ended June 30, 2001.  This decline resulted from a reduction in the average balance of these assets of $29.0 million, as the Bank maintained a higher than normal level of investment in these short-term assets during the quarter ended December 31, 1999 for liquidity purposes.  Interest income on MBS declined $1.9 million during the year ended June 30, 2001 compared to the year ended June 30, 2000, reflecting a reduction of $38.2 million in average balance, and interest income on investment securities declined $1.9 million, from $9.7 million, during the twelve months ended June 30, 2000 to $7.8 million during the twelve months ended June 30, 2001, reflecting a decline in average balance of $31.3 million.  These declines in average balance resulted from an ongoing strategic shift in the composition of interest-earning assets towards real estate loans.  The average balance of these securities during the year ended June 30, 2001 was below its level during the comparable period as more securities funds were allocated to real estate loans.

Overall, the average yield on interest-earning assets increased 19 basis points from 7.22% during the year ended June 30, 2000 to 7.41% during the year ended June 30, 2001.  The increase was attributable primarily to increases in the average yield of 10 basis points on real estate loans, 14 basis points on MBS and 31 basis points on other interest-earning assets, resulting primarily from general market interest rate increases during the period April 2000 through December 2000.  The average interest rate on real estate loan originations during the year ended June 30, 2001 was 7.75%, compared to 7.69% during the year ended June 30, 2000, reflecting the increase in general market interest rates during the period April 2000 through December 2000.  The ongoing strategic shift in composition of interest-earning assets away from investment and MBS and towards real estate loans also had a beneficial impact on the average yield of interest-earning assets during the year ended June 30, 2001.

Interest Expense.  Interest expense increased $15.2 million, to $114.0 million, during the year ended June 30, 2001, from $98.8 million during the year ended June 30, 2000. This increase resulted primarily from increased interest expense of $9.9 million on borrowed funds, which resulted from both growth in the average balance of borrowed funds of $88.3 million during the year ended June 30, 2001 compared to the year ended June 30, 2000, and an increase in the average cost of borrowed funds of 47 basis points.  The increase in the average balance of borrowed funds resulted from growth in FHLBNY Advances from $250.0 million at June 30, 1999 to $542.5 million at June 30, 2001.  While much of this growth occurred during the period July 1, 1999 through June 30, 2000, when the Bank's deposit generation levels were lower, the full effect of this increase was recognized in the average balance computation for the year ended June 30, 2001, and only a portion of the growth was recognized in the average balance computation for the year ended June 30, 2000.  The growth in borrowings resulted primarily from funding that was needed to support loan origination levels in excess of deposit funding during years ended June 30, 2000 and 2001.  Average borrowings also increased during this period as a result of the $25.0 million in subordinated debt added on April 12, 2000, at a stated annual coupon of 9.25%.  The subordinated notes contributed $2.4 million to interest expense during the year ended June 30, 2001.  The increase in average cost of borrowed funds reflected both prepayment expenses of $766,000, and the overall increase in interest rates during the period April 2000 through December 2000.  There was no prepayment expense on borrowed funds during the twelve months ended June 30, 2000.  Interest expense on money market accounts increased $4.2 million, resulting from both an increase of $95.5 million in the average balance and an increase of 12 basis points in average cost of these deposits during the year ended June 30, 2001 compared to the same period of the prior year.  The increase in average balance and average cost of money market accounts reflected the growth of these accounts from ongoing interest rate promotions during the period July 1, 1999 through June 30, 2001.  Interest expense on CDs also increased $1.7 million, which resulted from an increase of 23 basis points in the average cost of these deposits, reflecting the overall increase in interest rates early in the year ended June 30, 2001.  Interest expense on savings accounts declined $644,000 due a decline in average balance in these accounts of $29.8 million, with much of these funds being moved to money market accounts.

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

Non-Interest Income.  Non-interest income increased $4.3 million, to $9.3 million, during the year ended June 30, 2001, from $5.0 million during the year ended June 30, 2000.  The increase resulted primarily from an increase of $2.6 on the gain resulting from the disposal of securities and other assets.  During the year ended June 30, 2001, a net gain on the sale of equity investments of $1.0 million was recorded.  During the year ended June 30, 2000, net losses of $2.6 million associated with the sales of investments and MBS was recorded, which were partially offset by a gain of $1.2 million on the sale of deposits at the Gates Avenue, Brooklyn branch.  Additionally, the Bank's investment in BOLI, which was instituted in May 2000, contributed an additional $1.9 million to other non-interest income during the year ended June 30, 2001.  Loan prepayment fees, a component of other non-interest income, declined $657,000, to $741,000, during the year ended June 30, 2001 compared to $1.4 million during the year ended June 30, 2000, reflecting reduced loan refinancing activity resulting from increased interest rates early in the year ended June 30, 2001, but were partially offset by increased Bank retail fee income (a component of service charges and other fees) of $343,000 during the twelve months ended June 30, 2001, which resulted from increased deposit activities and a new customer debit card service instituted during the twelve month period ended June 30, 2001.

Non-Interest Expense. Non-interest expense increased $1.1 million, from $34.0 million during the year ended June 30, 2000, to $35.1 million during the year ended June 30, 2001.

Salary and employee benefits remained relatively constant during the twelve months ended June 30, 2001.  Benefit plan restructurings, which became effective on July 1, 2000, provided reductions of $2.2 million in salaries and employee benefits expenses during the year ended June 30, 2001.  During the year ended June 30, 2000, in conjunction with the restructurings, a non-recurring reduction in expense of $1.4 million was recorded related to the curtailment gain resulting from the freezing of benefits accrued under the retirement plan.  The restructurings additionally contributed to the decline in ESOP expense of $1.1 million during the twelve months ended June 30, 2001 compared to the prior comparative period, as the amortization period associated with the ESOP expense was increased, thus lowering the annual ESOP expense. Offsetting these declines were increases in salaries and benefits of $1.1 million resulting primarily from base pay and staff increases necessitated by loan and deposit growth, and The Dime Savings Bank of Williamsburgh 401(k) Plan ("401(k) Plan") expenses, as 401(k) Plan contributions were reinstated effective July 1, 2000.

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

Federal deposit insurance premiums declined $107,000 during the year ended June 30, 2001 compared to June 30, 2000, due to a reduction in the assessment rates on SAIF-insured deposits.  Data processing costs increased $151,000 during the year ended June 30, 2001 compared to the prior comparative period, due to an increase in loan and deposit activity during the period, and other expenses increased $743,000, due primarily to increased advertising and direct marketing expenses of $318,000.

Income Tax Expense. Income tax expense increased $604,000 during the year ended June 30, 2001 compared to the year ended June 30, 2000, due to an increase in pre-tax income of $3.5 million.  The increase in income tax expense was partially offset by a decline in income tax expense resulting primarily from the implementation of certain operational and investment activities that resulted in a reduction in the Company's effective tax rate.

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

Recently Issued Accounting Standards

SFAS 147 - In October 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 147, “Acquisitions of Certain Financial Institutions.”  This Statement provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. This Statement provides that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under FASB Statement No. 142, "Goodwill and Other Intangible Assets."  The adoption of SFAS 147 on October 1, 2002 did not affect the Company’s financial condition or results of operations.

SFAS 148 - In December 2002, the FASB issued SFAS 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” which amends SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation, and requires more prominent and frequent disclosures about the effects of stock-based compensation.  The Company has elected to early adopt the disclosure requirements for the year ended December 31, 2002.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

As a depository financial institution, the Bank's primary source of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a significant portion of the Bank's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities.  In addition, the Bank's real estate loan portfolio, concentrated primarily within the New York City metropolitan area, is subject to risks associated with the local economy.

During the period July 1998 through December 2000, the Holding Company and Bank both operated under a challenging interest rate environment, which featured little difference between rates available to the Bank on short-term and long-term investments.  Under such a "flat yield curve environment," financial institutions faced a challenge to earn a positive spread between interest income on new or renewed loans and investments and interest expense paid on new or renewed deposits and borrowings.  The flat yield curve environment experienced during this period was a contributing factor in either the stagnation or mild reduction in the Company's consolidated net interest spread.  During the period January 1, 2001 through December 31, 2001, declines in short-term interest rates produced a widening gap between short-term and long-term interest rates.  This interest rate environment favorably impacted the net interest spread and margin during the period January 2001 through December 2002.

Neither the Holding Company nor the Bank are subject to foreign currency exchange or commodity price risk.  In addition, the Company owns no trading assets, nor did it engage in any hedging transactions utilizing derivative instruments (such as interest rate swaps and caps) or embedded derivative instruments during the six months ended December 31, 2002 that require bifurcation.  In the future, the Company may, with appropriate Board approval, engage in hedging transactions utilizing derivative instruments.

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

Assets.  The Bank's largest single asset type is the adjustable-rate multi-family residential loan. Multi-family residential loans typically carry shorter average terms to maturity than one- to four-family residential loans, thus significantly reducing the overall level of interest rate risk.  Approximately 86.6% of multi-family residential loans originated during the six months ended December 31, 2002 were adjustable rate, with repricing typically occurring after five or seven years, compared to 80.2% during the twelve months ended June 30, 2002.  In addition, the Bank has sought to include in its portfolio various types of adjustable-rate one- to four-family loans and adjustable and floating-rate investment securities, which generally have repricing terms of three years or less. At December 31, 2002, adjustable-rate real estate and consumer loans totaled $1.59 billion, or 53.9% of total assets, and adjustable-rate investment securities (CMOs, REMICs, MBS issued by GSEs and other securities) totaled $77.3 million, or 2.6% of total assets. At June 30, 2002, adjustable-rate multi-family residential, commercial real estate and one- to four-family loans totaled $1.52 billion, or 54.0% of total assets, and adjustable-rate securities totaled $89.8 million, or 3.2% of total assets.

Deposit Liabilities.  As a traditional community-based savings bank, the Bank is largely dependent upon its base of competitively priced core deposits to provide stability on the liability side of the balance sheet.  The Bank has retained many loyal customers over the years through a combination of quality service, convenience, and a stable and experienced staff. Core deposits, at December 31, 2002, were $1.10 billion, or 56.9% of total deposits. The balance of CDs as of December 31, 2002 was $830.1 million, or 43.1% of total deposits, of which $520.7 million, or 62.7%, mature within one year.  The weighted average maturity of the Bank's CDs at December 31, 2002 was 12.8 months compared to 11.9 months at June 30, 2002.  Depending on market conditions, the Bank generally prices its CDs in an effort to encourage the extension of the average maturities of deposit liabilities beyond one year.

Wholesale Funds.  The Bank is a member of the FHLBNY, which provided the Bank with a borrowing line of up to $697.8 million at December 31, 2002.  The Bank borrows from the FHLBNY for various purposes. At December 31, 2002, the Bank had outstanding Advances of $555.0 million with the FHLBNY.

In June 2000, the Bank received approval from its Board to accept brokered deposits as a source of funds.  The Bank had no outstanding brokered deposits at December 31, 2002.  At both June 30, 2002 and June 30, 2001, brokered deposits totaled $2.0 million.

Interest Sensitivity GAP

The Bank regularly monitors its interest rate sensitivity through a calculation of an interest sensitivity GAP.  The interest sensitivity GAP is the difference between the amount of interest-earning assets and interest-bearing liabilities anticipated to mature or reprice within a specific period.  The interest sensitivity GAP is considered positive when the amount of interest-earning assets anticipated to mature or reprice within a specified time frame exceeds the amount of interest-bearing liabilities anticipated to mature or reprice within the same period.  Conversely, the interest sensitivity GAP is considered negative when the amount of interest-bearing liabilities anticipated to mature or reprice within a specific time frame exceeds the amount of interest-earning assets anticipated to mature or reprice within the same period.  In a rising interest rate environment, an institution with a positive interest sensitivity GAP would generally be expected, absent the effects of other factors, to experience a greater increase in the yields of its assets relative to the costs of its liabilities and thus an increase in the institution's net interest income, whereas an institution with a negative interest sensitivity GAP would generally be expected to experience a decline in net interest income.  Conversely, in a declining interest rate environment, an institution with a positive interest sensitivity GAP would generally be expected, absent the effects of other factors, to experience a greater decline in the yields of its assets relative to the costs of its liabilities and thus a decrease in the institution's net interest income, whereas an institution with a negative interest sensitivity GAP would generally be expected to experience an increase in interest income.

The table on the following page sets forth the amounts of the Company's consolidated interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002 which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown repricing or maturing during a particular period reflect the earlier of term to repricing or term to repayment of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2002 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For purposes of presentation in the following table, the Bank utilized its historical deposit attrition experience ("Deposit Decay Rate") for savings accounts, which it believes to be the most accurate measure. For NOW, Super NOW and money market accounts, it utilized the Deposit Decay Rates published by the OTS.   All amounts calculated in the table for both loans and MBS reflect principal balances expected to reprice as a result of anticipated principal repayments (inclusive of early repayments) or as a result of contractual interest rate adjustments.

- # -

- # -

At December 31, 2002	3 Months or Less	More than 3 Months to 6 Months	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Non-interest bearing	Total
(Dollars in Thousands)
Interest-Earning Assets (1):
Mortgages and other loans	$113,222	$113,222	$226,444	$621,139	$621,139	$474,912	-	$2,170,077
Investment securities	31,952	28,389	26,593	5,211	75	13,170	-	105,389
Mortgage-backed securities (2)	85,050	85,050	170,100	12,025	8,643	2,084	-	362,952
Other short-term investments	114,291	-	-	-	-	-	-	114,291
FHLBNY capital stock	34,890	-	-	-	-	-	-	34,890
Total interest earning assets	379,405	226,661	423,137	638,375	629,857	490,166	-	2,787,599
Less:
Allowance for loan losses	-	-	-	-	-	-	$(15,458)	(15,458)
Net interest-earning assets	379,405	226,661	423,137	638,375	629,857	490,166	(15,458)	2,772,141
Non-interest-earning assets	-	-	-	-	-	-	174,233	174,233
Total assets	$379,405	$226,661	$423,137	$638,375	$629,857	$490,166	$158,775	$2,946,374
Interest-Bearing Liabilities
Savings accounts	$12,625	$12,199	$23,175	$76,694	$57,986	$179,721	-	$362,400
NOW and Super NOW accounts	2,943	2,671	4,624	10,506	3,251	7,826	-	31,821
Money market accounts	121,810	97,753	141,400	121,637	63,796	70,366	-	616,762
Certificates of Deposit	158,899	160,061	201,690	255,428	54,062	-	-	830,140
Borrowed funds	162,063	9,564	21,627	163,968	197,500	95,819	-	650,541
Subordinated notes	-	-	-	-	-	25,000		25,000
Interest-bearing Escrow	-	-	-	-	-	1,853	-	1,853
Total interest- bearing liabilities	458,340	282,248	392,516	628,233	376,595	380,585	-	2,518,517
Checking accounts	-	-	-	-	-	-	$86,052	86,052
Other non-interest bearing liabilities	-	-	-	-	-	-	76,068	76,068
Stockholders' equity	-	-	-	-	-	-	265,737	265,737
Total liabilities and stockholders' equity	$458,340	$282,248	$392,516	$628,233	$376,595	$380,585	$427,857	$2,946,374
Positive (Negative) interest sensitivity GAP per period	$(78,935)	$(55,587)	$30,621	$10,142	$253,262	$109,581	-
Positive (Negative) cumulative interest sensitivity GAP	$(78,935)	$(134,523)	$(103,902)	$(93,761)	$159,501	$269,082	-
Cumulative interest sensitivity gap as a percent of total assets	(2.68)%	(4.57)%	(3.53)%	(3.18)%	5.41%	9.13%	-
Cumulative total interest-earning assets as a percent of cumulative total interest-bearing liabilities	82.78%	81.84%	90.83%	94.68%	107.46%	110.68%	-

(1)

Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as result of anticipated prepayments, scheduled rate adjustments, and contractual maturities or calls.

(2)

Based upon historical repayment experience, and, where applicable, Balloon Payment dates.

The Company's consolidated balance sheet is composed primarily of assets that mature or reprice within five years, with a significant portion maturing or repricing within one year. In addition, the Bank's deposit base is composed primarily of savings accounts, money market accounts and CDs with maturities of two years or less.  At December 31, 2002, interest-bearing liabilities estimated to mature or reprice within one year totaled $1.13 billion, while interest-earning assets estimated to mature or reprice within one year totaled $1.03 billion, resulting in a negative one-year interest sensitivity GAP of $103.9 million, or negative 3.5% of total assets.  In comparison, at June 30, 2002, the Company's consolidated one-year interest sensitivity GAP was negative $338.1 million, or negative 12.0% of total assets.  The decrease in the level of the one-year negative interest sensitivity GAP resulted from a significant increase in the estimate of loan prepayments in the one year or less period reflecting the current interest rate environment and recent prepayment experience of the Bank's loan portfolio.

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

Under interest rate scenarios other than that which existed on December 31, 2002, the interest sensitivity GAP for assets and liabilities could differ substantially based upon different assumptions about the manner in which core Deposit Decay Rates and loan prepayments would change. For example, the interest rate risk management model assumes that in a rising rate scenario, by paying competitive rates on non-core deposits, a portion of core deposits will transfer to CDs and be retained, although at higher cost.  Also, in a rising interest rate environment, loan and MBS prepayment rates would be expected to slow, as borrowers postpone loan refinancings until rates again decline.

Interest Rate Risk Exposure ("NPV") Compliance

Under guidelines established by OTS Thrift Bulletin 13a, the Bank also measures its interest rate risk through analysis of the change in its net portfolio value (“NPV”) under several interest rate scenarios.  NPV is the difference between the present value of the expected future cash flows of the Bank’s assets and liabilities, plus the value of net expected cash flows from either loan origination commitments or purchases of securities.

Generally, the fair value of fixed-rate instruments fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of interest-earning assets, which could adversely affect the Company's consolidated results of operations if they were to be sold, or, in the case of interest-earning assets classified as available for sale, reduce the Company's consolidated stockholders' equity, if retained. The changes in the value of assets and liabilities due to fluctuations in interest rates reflect the interest rate sensitivity of those assets and liabilities.  Under GAAP, changes in the unrealized gains and losses, net of taxes, on securities classified as available for sale will be reflected in stockholders' equity through other comprehensive income.  As of December 31, 2002, the Company's consolidated securities portfolio included $465.3 million in securities classified as available for sale, which possessed a gross unrealized gain of $3.8 million.  Fluctuations in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in stockholders' equity through other comprehensive income.  Neither the Holding Company nor the Bank owned any trading assets as of December 31, 2002, or as of June 30, 2002 or 2001.

In order to measure the Bank’s sensitivity to changes in interest rates, NPV is calculated under market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under various other interest rate scenarios ("Rate Shock Scenarios") represented by immediate, permanent, parallel shifts in the term structure of interest rates from the actual term structure observed at quarter-end.  The changes in NPV due to fluctuations in interest rates reflect the interest rate sensitivity of the assets, liabilities, and commitments to either originate or sell loans and/or purchase or sell securities that comprise the NPV.  The NPV ratio under any interest rate scenario is defined as the NPV in that scenario divided by the present value of the assets in the same scenario (the "NPV Ratio").

On a quarterly basis, an interest rate risk exposure compliance report is presented to the Bank's Board of Directors. This report, prepared in accordance with Thrift Bulletin 13a, presents a comparison of the Bank's estimated Pre-Shock NPV to the various estimated NPVs calculated under the Rate Shock Scenarios.  The calculated estimates of the resulting NPV Ratios are compared to current limits established by management and approved by the Board of Directors.

The analysis that follows presents the estimated NPV in the Pre-Shock Scenario and four Rate Shock Scenarios and measures the dollar amount and percentage by which each of the Rate Shock Scenario NPVs change from the Pre-Shock Scenario NPV.  Interest rate sensitivity is measured by the changes in the various Rate Shock Scenario NPV Ratios from the Pre-Shock NPV Ratio.

At December 31, 2002
	Net Portfolio Value					At June 30, 2002
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Basis Point Change in NPV Ratio	NPV Ratio	Basis Point Change in NPV Ratio
Interest Rate Scenario
+ 200 Basis Points	$308,987	$(19,575)	(5.96)%	10.43%	(43)	10.01%	(107)
+ 100 Basis Points	336,714	8,152	2.48	11.19	33	10.82	(26)
Pre-Shock	328,562	-	-	10.86	-	11.08	-
- 100 Basis Points	317,243	(11,319)	(3.45)	10.44	(42)	10.73	(35)
- 200 Basis Points	323,853	(4,709)	(1.43)	10.59	(27)	10.84	(24)

The NPVs presented above incorporate some asset and liability values derived from the Bank’s valuation model, such as those for mortgage loans and time deposits, and some asset and liability values that are provided by independent and reputable sources, such as values for the Bank's MBS and CMO portfolios, as well as for the Bank's putable borrowings.  The valuation model makes various estimates regarding cash flows from principal repayments on loans and passbook decay balances at each level of interest rate change.  The Bank's estimates for loan prepayment levels are influenced by the recent history of prepayment activity in its loan portfolio as well as the interest-rate composition of the existing portfolio, especially, vis-à-vis the current interest rate environment.  In addition, the Bank considers the amount of prepayment fee protection inherent in the loan portfolio when estimating future prepayment cash flows.

Regarding passbook deposit flows, the Bank analyzes and tracks the decay rate of its passbook deposits over time and over various interest rate scenarios and then makes estimates of its passbook decay rate for use in the valuation model.  Nevertheless, no matter the care and precision with which the estimates are derived, actual cash flows for loans, as well as passbooks, could differ significantly from the Bank's estimates resulting in significantly different NPV calculations.

The Bank also generates a series of spot discount rates that are integral to the valuation of the projected monthly cash flows of its assets and liabilities.  The Bank's valuation model employs discount rates that are representative of prevailing market rates of interest, with appropriate adjustments suited to the heterogeneous characteristics of the Bank’s various asset and liability portfolios.

The NPV Ratio at December 31, 2002 was 10.86% in the Pre-Shock Scenario, a slight decline from the Pre-Shock NPV Ratio of 11.08% at June 30, 2002. The NPV Ratio was 10.43% in the +200 basis point Rate Shock Scenario at December 31, 2002, an improvement over the NPV Ratio of 10.01% in the +200 basis point Rate Shock Scenario at June 30, 2002.  At December 31, 2002, the sensitivity measure in the +200 basis point Rate Shock Scenario was negative 43 basis points, an improvement from the sensitivity measure of negative 107 basis points in the + 200 basis point Rate Shock Scenario at June 30, 2002.

The decline in the Pre-Shock NPV resulted primarily from the impact upon the NPV calculation of increased loan prepayments coupled with a decline in the core deposit intangible value.  The NPV calculation at December 31, 2002 assumed higher expected levels of loan prepayments relative to those expected at June 30, 2002. This increase in expected loan prepayments suppressed a significant portion the premium ascribed to the Bank’s loan portfolio that was "above-par" in the Pre-Shock scenario at December 31, 2002.  In addition, the Pre-Shock intangible value ascribed to the Bank's core deposits partially declined during the period July 1, 2002 through December 31, 2002 as a result of significant drop in short-term interest rates during the period.

The improvement in the NPV Ratio in the +200 basis point Rate Shock Scenario was primarily attributable to the higher degree of liquidity, and therefore, less price sensitivity that the Bank expected to experience from its loan portfolio in the +200 basis point Rate Shock Scenario at December 31, 2002 relative to the liquidity and price sensitivity that it expected to experience in the + 200 basis point Rate Shock Scenario at June 30, 2002.  The higher prepayment estimate levels at December 31, 2002 helped to mitigate the adverse pricing effect of the +200 basis point Rate Shock Scenario.  In addition, the increase in the estimated core deposit intangible value calculated in the +200 basis point Rate Shock Scenario compared to the intangible value calculated under Pre-Shock value was significantly larger at December 31, 2002 compared to June 30, 2002.

Item 8.  Financial Statements and Supplementary Data

For the Company's consolidated financial statements, see index on page 66.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Company

Information regarding directors and executive officers of the Holding Company is presented under the headings "Proposal 1 - Election of Directors, " "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" in the Holding Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 15, 2003 (the "Proxy Statement") which will be filed with the SEC within 120 days of December 31, 2002, and is incorporated herein by reference.

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

Item 14.

Controls and Procedures

The Company's disclosure controls and procedures are designed to ensure that information it must disclose in its reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported on a timely basis.  Within 90 days prior to the filing of this report, management of the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that it files or submits under the Exchange Act.  In addition, since the date of the evaluation, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)

(1)

Financial Statements

See index to Consolidated Financial Statements on page 67.

(2)

Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8 "Financial Statements and Supplementary Data."

(3)

Exhibits Required by Item 601 of the Securities Exchange Commission Regulation S-K

(a)

See Index of Exhibits on page 107.

(b)

Reports on Form 8-K Filed During the Quarter Ended December 31, 2002

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 28, 2003.

DIME COMMUNITY BANCSHARES, INC.

By:  /s/ VINCENT F. PALAGIANO

Vincent F. Palagiano

Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title
/s/ VINCENT F. PALAGIANO Vincent F. Palagiano	Chairman of the Board and Chief Executive Officer (Principal executive officer)
/s/ MICHAEL P. DEVINE Michael P. Devine	President and Chief Operating Officer and Director
/s/ KENNETH J. MAHON Kenneth J. Mahon	Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)
/s/ ANTHONY BERGAMO Anthony Bergamo	Director
/s/ GEORGE L. CLARK, JR. George L. Clark, Jr.	Director
/s/ STEVEN D. COHN Steven D. Cohn	Director
/s/ PATRICK E. CURTIN Patrick E. Curtin	Director
/s/ JOSEPH H. FARRELL Joseph H. Farrell	Director
/s/ FRED P. FEHRENBACH Fred P. Fehrenbach	Director
/s/ JOHN J. FLYNN John J. Flynn	Director
/s/ MALCOLM T. KITSON Malcolm T. Kitson	Director
/s/ STANLEY MEISELS Stanley Meisels	Director
/s/ LOUIS V. VARONE Louis V. Varone	Director

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO 17 CFR 240.13a-14

I, Vincent F. Palagiano, certify that:

1.

I have reviewed this transition report on Form 10-K of Dime Community Bancshares, Inc.;

2.

Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3.

Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Date"); and

c)

presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of the registrant's board of directors:

i)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

ii)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this transition report whether there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

March 28, 2003

/s/  VINCENT F. PALAGIANO

Vincent F. Palagiano

Chairman of the Board and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO 17 CFR 240.13a-14

I, Kenneth J. Mahon, certify that:

1.

I have reviewed this transition report on Form 10-K of Dime Community Bancshares, Inc.;

2.

Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3.

Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Date"); and

c)

presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of the registrant's board of directors:

i)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

ii)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this transition report whether there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

March 28, 2003

/s/  KENNETH J. MAHON

Kenneth J. Mahon

Executive Vice President and Chief Financial Officer

CONSOLIDATED FINANCIAL STATEMENTS OF

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

INDEX

Page
Independent Auditors' Report	67
Consolidated Statements of Financial Condition at December 31, 2002, June 30, 2002 and 2001	68
Consolidated Statements of Operations for the six months ended December 31, 2002 and 2001 and each of the years in the three year period ended June 30, 2002 (a)	69
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the six months ended December 31, 2002 and 2001 and each of the years in the three-year period ended June 30, 2002 (a)	70
Consolidated Statements of Cash Flows for the six months ended December 31, 2002 and 2001 and each of the years in the three-year period ended June 30, 2002 (a)	71-72
Notes to Consolidated Financial Statements	73-106

(a)  Unaudited for the six months ended December 31, 2001.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and the Board of Directors of

  Dime Community Bancshares, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Dime Community Bancshares, Inc. and Subsidiaries (the ''Company'') as of December 31, 2002, June 30, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income and cash flows for the six month period ended December 31, 2002 and each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002, June 30, 2002 and 2001, and the results of their operations and their cash flows for the six month period ended December 31, 2002 and each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP

New York, New York

February 8, 2003

#

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share amounts)

	December 31, 2002	June 30, 2002	June 30, 2001
ASSETS:
Cash and due from banks	$21,487	$25,780	$25,319
Federal funds sold and short-term investments	114,291	76,474	36,619
Investment securities held-to-maturity (estimated fair value of $835, $884 and $3,819 at December 31, 2002, June 30, 2002 and June 30, 2001, respectively) (Note 3):
Encumbered	825	75	1,284
Unencumbered	-	800	2,500
	825	875	3,784
Unencumbered investment securities available for sale (Note 3)	104,564	138,578	91,357
Mortgage-backed securities held-to-maturity (estimated fair value of $2,337, $3,409 and $8,326 at December 31, 2002, June 30, 2002 and June 30, 2001, respectively) (Note 4):
Encumbered	759	1,752	7,425
Unencumbered	1,490	1,523	735
	2,249	3,275	8,160
Mortgage-backed securities available for sale (Note 4):
Encumbered	107,918	94,167	421,925
Unencumbered	252,785	194,045	8,362
	360,703	288,212	430,287
Loans (Note 5):
Real estate	2,160,738	2,116,322	1,956,216
Other loans	4,753	3,737	4,145
Less allowance for loan losses (Note 6)	(15,458)	(15,370)	(15,459)
Total loans, net	2,150,033	2,104,689	1,944,902
Loans held for sale	4,586	195	-
Premises and fixed assets, net (Note 8)	15,862	15,149	14,640
Federal Home Loan Bank of New York capital stock (Note 9)	34,890	34,365	44,382
Other real estate owned, net (Note 6)	134	114	370
Goodwill (Note 1)	55,638	55,638	55,638
Other assets (Notes 7, 14 and 15)	81,112	66,788	66,286
Total Assets	$2,946,374	$2,810,132	$2,721,744
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors (Note 10)	$1,927,175	$1,780,034	$1,428,432
Escrow and other deposits (Note 7)	36,678	45,706	39,960
Securities sold under agreements to repurchase (Note 11)	95,541	97,717	427,788
Federal Home Loan Bank of New York advances (Note 12)	555,000	575,000	542,500
Subordinated notes payable (Note 13)	25,000	25,000	25,000
Other liabilities (Note 14 and 15)	41,243	36,934	30,948
Total Liabilities	2,680,637	2,560,391	2,494,628
Commitments and Contingencies (Note 16)
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at December 31, 2002, June 30, 2002 and June 30, 2001)	-	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 31,935,399 shares, 31,552,683 shares, 30,482,899 shares issued at December 31, 2002, June 30, 2002 and June 30, 2001, respectively, and 25,646,702 shares, 25,809,486 shares and 25,490,226 shares outstanding at December 31, 2002, June 30, 2002 and June 30, 2001, respectively)	319	315	305
Additional paid-in capital	172,460	162,162	151,239
Retained earnings (Note 2)	196,309	179,060	150,264
Accumulated other comprehensive income, net of deferred taxes	2,076	2,166	4,030
Unallocated common stock of Employee Stock Ownership Plan ("ESOP") (Note 15)	(5,661)	(5,895)	(6,365)
Unearned and unallocated common stock of Recognition and Retention Plan ("RRP") (Note 15)	(2,641)	(2,711)	(2,899)
Common stock held by Benefit Maintenance Plan (Note 15)	(3,867)	(3,867)	(2,659)
Treasury stock, at cost (6,288,697 shares, 5,743,197 shares and 4,992,673 shares at December 31, 2002, June 30, 2002 and June 30, 2001, respectively) (Note 18)	(93,258)	(81,489)	(66,799)
Total Stockholders' Equity	265,737	249,741	227,116
Total Liabilities And Stockholders' Equity	$2,946,374	$2,810,132	$2,721,744

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts) (Unaudited for the Six Months Ended December 31, 2001)

	Six Months Ended December 31,		Fiscal Year Ended June 30,
	2002	2001	2002	2001	2000
Interest income:
Loans secured by real estate	$78,275	$75,823	$153,970	$140,077	$118,719
Other loans	141	179	311	338	333
Mortgage-backed securities	7,895	12,149	21,049	28,881	30,750
Investment securities	2,455	2,773	5,227	7,770	9,715
Other	1,703	2,212	4,024	4,582	6,106

Total interest income	90,469	93,136	184,581	181,648	165,623

Interest expense:
Deposits and escrow	21,631	26,504	49,008	50,340	45,036
Borrowed funds	21,647	27,228	53,236	63,703	53,784
Total interest expense	43,278	53,732	102,244	114,043	98,820
Net interest income	47,191	39,404	82,337	67,605	66,803
Provision for loan losses	120	120	240	740	240

Net interest income after provision for loan losses	47,071	39,284	82,097	66,865	66,563

Non-interest income:
Service charges and other fees	2,687	2,322	4,699	4,422	4,065
Net gain (loss) on sales of loans	2,033	11	20	6	(11)
Net gain (loss) on sales and redemptions of securities, deposits and other assets	(21)	94	2,146	1,004	(1,567)
Income from Bank owned life insurance	1,122	1,097	2,201	2,107	198
Prepayment fee income	4,270	1,438	4,610	446	1,060
Other	674	641	1,161	1,307	1,298

Total non-interest income	10,765	5,603	14,837	9,292	5,043

Non-interest expense:
Salaries and employee benefits	10,549	8,020	17,061	13,703	12,635
ESOP and RRP compensation expense	1,216	1,737	2,990	2,988	4,095
Occupancy and equipment	2,221	2,024	4,099	4,081	3,739
Federal deposit insurance premiums	151	134	276	252	360
Data processing costs	1,149	1,005	2,139	1,807	1,656
Goodwill amortization	-	-	-	4,617	4,617
Other	5,082	4,183	8,866	7,648	6,913

Total non-interest expense	20,368	17,103	35,431	35,096	34,015

Income before income taxes	37,468	27,784	61,503	41,061	37,591
Income tax expense	14,008	10,269	22,826	15,821	15,217

Net income	$23,460	$17,515	$38,677	$25,240	$22,374

Earnings per Share:
Basic	$0.97	$0.74	$1.62	$1.06	$0.88
Diluted	$0.93	$0.70	$1.54	$1.00	$0.84

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

 (Dollars in thousands) (Unaudited for the Six Months Ended December 31, 2001)

	Six Months Ended December 31,		Fiscal Year Ended June 30,
	2002	2001	2002	2001	2000
Common Stock (Par Value $0.01):
Balance at beginning of period	$315	$305	$305	$304	$304
Shares issued in exercise of options	4	4	10	1	-
Balance at end of period	319	309	315	305	304
Additional Paid-in Capital:
Balance at beginning of period	162,162	151,239	151,239	149,875	148,706
Cash paid for fractional shares of stock dividend	-	(6)	(17)	-	-
Stock options exercised	2,439	6,375	6,689	792	2
Tax benefit of RRP shares and stock option exercised	6,977	-	2,822	-	164
Amortization of excess fair value over cost – ESOP stock	882	598	1,429	572	1,003
Balance at end of period	172,460	158,206	162,162	151,239	149,875
Retained earnings:
Balance at beginning of period	179,060	150,264	150,264	133,769	119,100
Net income for the period	23,460	17,515	38,677	25,240	22,374
Cash dividends declared and paid	(6,211)	(4,702)	(9,881)	(8,745)	(7,705)
Balance at end of period	196,309	163,077	179,060	150,264	133,769
Accumulated other comprehensive income:
Balance at beginning of period	2,166	4,030	4,030	(6,309)	(3,323)
Change in other comprehensive (loss) income during the period, net of deferred taxes	(90)	772	(1,864)	10,339	(2,986)
Balance at end of period	2,076	4,802	2,166	4,030	(6,309)
Employee Stock Ownership Plan:
Balance at beginning of period	(5,895)	(6,365)	(6,365)	(6,853)	(8,016)
Amortization of earned portion of ESOP stock	234	237	470	488	1,163
Balance at end of period	(5,661)	(6,128)	(5,895)	(6,365)	(6,853)
Recognition and Retention Plan:
Balance at beginning of period	(2,711)	(2,899)	(2,899)	(4,324)	(6,040)
Common stock acquired by RRP	(73)	-	(964)	(503)	(212)
Amortization of earned portion of RRP stock	143	964	1,152	1,928	1,928
Balance at end of period	(2,641)	(1,935)	(2,711)	(2,899)	(4,324)
Treasury Stock:
Balance at beginning of period	(81,489)	(66,799)	(66,799)	(57,503)	(38,205)
Purchase of treasury shares, at cost	(11,769)	(4,956)	(14,690)	(9,296)	(19,298)
Balance at end of period	(93,258)	(71,755)	(81,489)	(66,799)	(57,503)
Common Stock Held by Benefit Maintenance Plan:
Balance at beginning of period	(3,867)	(2,659)	(2,659)	(1,790)	(831)
Common stock acquired	-	-	(1,208)	(869)	(959)
Balance at end of period	(3,867)	(2,659)	(3,867)	(2,659)	(1,790)

Statements of Comprehensive Income
Net Income	$23,460	$17,515	38,677	25,240	22,374
Minimum pension liability, net of (tax) benefit of $(1,604) during the six months ended December 31, 2002 and $1,604 during the fiscal year ended June 30, 2002	1,908	-	(1,908)	-	-
Reclassification adjustment for securities sold, net of (taxes) benefit of $(8) and $7 during the six months ended December 31, 2002 and 2001, respectively, and $929, $447 and $(1,194) during the years ended June 30, 2002, 2001 and 2000	10	(9)	(1,090)	(524)	1,402
Net unrealized securities gains (losses) arising during the period, net of (taxes) benefit of $1,710 and $(666) during the six months ended December 31, 2002 and 2001, respectively, and $(965), $(9,254) and $3,738 during the years ended June 30, 2002, 2001 and 2000	(2,008)	781	1,134	10,863	(4,388)
Comprehensive Income	$23,370	$18,287	$36,813	$35,579	$19,388

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In thousands) (Unaudited for the Six Months Ended December 31, 2001)

Six Months Ended December 31,	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$23,460	$17,515
Adjustments to reconcile net income to net cash provided by operating activities
Net (gain) loss on investment and mortgage backed securities sold	18	(16)
Net gain on sale of loans held for sale	(2,033)	(11)
Net (gain) loss on sales and disposals of other assets	3	(78)
Net depreciation and amortization	1,832	683
ESOP and RRP compensation expense	1,259	1,800
Provision for loan losses	120	120
Originations of loans held for sale	(81,158)	(2,257)
Proceeds from sales of loans held for sale	78,800	1,914
Increase in other assets and other real estate owned	(12,645)	(1,037)
Increase (Decrease) in other liabilities	6,216	(1,864)
Net cash provided by Operating Activities	15,872	16,769
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in short-term investments	(37,796)	(36,660)
Proceeds from maturities of investment securities held to maturity	50	550
Proceeds from maturities of investment securities available for sale	8,875	3,500
Proceeds from calls of investment securities held to maturity	-	2,000
Proceeds from calls of investment securities available for sale	32,030	12,011
Proceeds from sales of investment securities available for sale	988	-
Proceeds from sales and calls of mortgage backed securities available for sale	-	5,005
Purchases of investment securities available for sale	(9,281)	(19,206)
Purchases of mortgage backed securities available for sale	(224,579)	(15,184)
Principal collected on mortgage backed securities held to maturity	1,026	3,502
Principal collected on mortgage backed securities available for sale	148,530	81,572
Net increase in loans	(45,464)	(94,934)
Purchases of fixed assets, net	(1,323)	(490)
Sale (Purchase) of Federal Home Loan Bank stock	(525)	3,546
Net cash used in Investing Activities	(127,469)	(54,788)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in due to depositors	147,141	166,930
Net decrease in escrow and other deposits	(9,028)	(988)
Decrease in securities sold under agreements to repurchase	(2,176)	(152,741)
Proceeds from (Repayments of) Federal Home Loan Bank of New York advances	(20,000)	30,000
Common stock issued for exercise of Stock Options and tax benefits of RRP	9,420	6,375
Purchase of common stock by the RRP and Benefit Maintenance Plan	(73)	-
Cash dividends paid to stockholders and cash disbursed in payment of stock dividends	(6,211)	(4,708)
Purchase of treasury stock	(11,769)	(4,956)
Net cash provided by Financing Activities	107,304	39,912
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(4,293)	1,893
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	25,780	25,319
CASH AND DUE FROM BANKS, END OF PERIOD	$21,487	$27,212
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$5,216	$7,402
Cash paid for interest	$44,893	$55,076
Transfer of loans to other real estate owned	$ -	$134
Change in accumulated other comprehensive income, net of taxes	$(90)	$772
Change in minimum pension liability, net of deferred taxes	$1,908	$-

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In thousands)

For the Years ended June 30,	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$38,677	$25,240	$22,374
Adjustments to reconcile net income to net cash provided by operating activities
Net gain on investment and mortgage backed securities called	(11)	-	-
Net (gain) loss on investment and mortgage backed securities sold	(2,018)	(970)	2,599
Net (gain) loss on sale of loans held for sale	(20)	(6)	11
Net (gain) loss on sales and disposals of other assets	(117)	(34)	191
Net depreciation and amortization	1,556	1,024	716
ESOP and RRP compensation expense	3,051	2,988	4,095
Provision for loan losses	240	740	240
Goodwill amortization	-	4,617	4,617
Originations of loans held for sale	(2,538)	(943)	(1,258)
Proceeds from sales of loans held for sale	4,325	1,049	1,147
Decrease (Increase) in other assets and other real estate owned	165	(3,375)	(30,612)
Increase in other liabilities	3,748	4,314	6,012
Net cash provided by Operating Activities	47,058	34,644	10,132
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in short-term investments	(39,855)	(27,170)	1,562
Proceeds from maturities of investment securities held to maturity	755	3,270	4,220
Proceeds from maturities of investment securities available for sale	7,045	13,220	131,922
Proceeds from calls of investment securities held to maturity	2,155	10,500	10,000
Proceeds from calls of investment securities available for sale	25,211	30,675	2,400
Proceeds from sales of investment securities available for sale	8,589	2,227	39,867
Proceeds from sales of mortgage backed securities held to maturity	-	-	1,955
Proceeds from sales and calls of mortgage backed securities available for sale	5,005	-	64,937
Purchases of investment securities available for sale	(87,082)	(10,275)	(150,751)
Purchases of mortgage backed securities available for sale	(42,218)	(81,520)	(68,960)
Principal collected on mortgage backed securities held to maturity	4,885	5,169	7,532
Principal collected on mortgage backed securities available for sale	179,950	94,727	71,342
Net increase in loans	(161,989)	(239,227)	(338,395)
Purchases of fixed assets, net	(1,593)	(1,056)	(1,080)
Sale (Purchase) of Federal Home Loan Bank stock	10,017	(1,959)	(14,142)
Net cash used in Investing Activities	(89,125)	(201,419)	(237,591)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in due to depositors	351,602	209,284	(27,913)
Net increase (decrease) in escrow and other deposits	5,746	4,799	(1,416)
Decrease in securities sold under agreements to repurchase	(330,071)	(6,239)	(47,633)
Proceeds from (Repayments of) Federal Home Loan Bank of New York advances	32,500	(12,500)	305,000
Proceeds from subordinated notes payable	-	-	25,000
Common stock issued for exercise of Stock Options and tax benefits of RRP	9,511	792	164
Purchase of common stock by the RRP and Benefit Maintenance Plan	(2,172)	(1,372)	(1,171)
Cash dividends paid to stockholders and cash disbursed in payment of stock dividends	(9,898)	(8,745)	(7,704)
Purchase of treasury stock	(14,690)	(9,296)	(19,298)
Net cash provided by Financing Activities	42,528	176,723	225,029
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	461	9,948	(2,430)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	25,319	15,371	17,801
CASH AND DUE FROM BANKS, END OF PERIOD	$25,780	$25,319	$15,371
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$16,748	$10,831	$12,800
Cash paid for interest	$104,606	$112,623	$97,421
Transfer of loans to other real estate owned	$134	$228	$429
Change in accumulated other comprehensive income, net of taxes	$(1,868)	$10,339	$(2,986)
Change in minimum pension liability, net of deferred taxes	$(1,908)	-

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Dollars In Thousands except for Share amounts)

(Unaudited for the Six Months Ended December 31, 2001)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Dime Community Bancshares, Inc. (the "Company" or "DCB") is a Delaware corporation organized by The Dime Savings Bank of Williamsburgh (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on June 26, 1996.  Presently, the significant assets of the Company are the capital stock of the Bank, the Company's loan to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Affiliates ("ESOP"), investments retained by the Company, and an investment real estate property owned by the Company's wholly-owned subsidiary, 842 Manhattan Avenue Corporation.  The Company's liabilities are composed primarily of short-term borrowings utilized to fund the purchase of mortgage-backed securities and a $25.0 million subordinated note payable maturing in May 2010.  The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.

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

Change in Fiscal Year End – On July 18, 2002, the Board of Directors of the Company approved a change in the Company's fiscal year end from June 30th to December 31st.  Information for the six-month period ended December 31, 2002 is audited.  Information included in the notes to the consolidated financial statements for the six-month period ended December 31, 2001 is unaudited.

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

Principles of Consolidation - The accompanying 2002, 2001 and 2000 consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, the Bank and 842 Manhattan Avenue Corp.  842 Manhattan Avenue Corp. owns and manages a real estate property which housed a former branch premise of Financial Federal Savings Bank, F.S.B. ("FFSB"), a subsidiary of Financial Bancorp, Inc. ("FIBC"), which the Company acquired on January 21, 1999.  All financial statements presented also include the accounts of the Bank's four wholly-owned subsidiaries, Havemeyer Equities Corp. (''HEC''), Boulevard Funding Corp. (''BFC''), Havemeyer Investments, Inc. and DSBW Residential Preferred Funding Corp.  ("DRPFC").  DRPFC, established in March, 1998, invests in real estate loans and is intended to qualify as a real estate investment trust for federal tax purposes.  BFC  was established in order to invest in real estate joint ventures and other real estate assets.  BFC had no investments in real estate at December 31, 2002, and is currently inactive.  HEC was also originally established in order to invest in real estate joint ventures and other real estate assets.  In June, 1998, HEC assumed direct ownership of DSBW Preferred Funding Corp. ("DPFC").  DPFC, established as a direct subsidiary of the Bank in March, 1998, invests in real estate loans and is intended to qualify as a real estate investment trust for federal tax purposes.  HEC had no other investments as of December 31, 2002.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Investment Securities and Mortgage-Backed Securities - Purchases and sales of investment and mortgage-backed securities are recorded on trade date.  Gains and losses on sales of investment and mortgage-backed securities are recorded on the specific identification basis.

Debt and equity securities that have readily determinable fair values are carried at fair value unless they are held to maturity. Debt securities are classified as held to maturity and carried at amortized cost only if the Company has a positive intent and ability to hold these securities to maturity.  If not classified as held to maturity, such securities are classified as securities available for sale or as trading securities. Unrealized holding gains or losses on securities available for sale are excluded from net income and reported net of income taxes as other comprehensive income.  At December 31, 2002, June 30, 2002 and June 30, 2001, all equity securities were classified as available for sale.

Neither the Company nor the Bank acquires securities for the purpose of engaging in trading activities.

Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value.

Allowance for Loan Losses - The Company provides a valuation allowance for estimated losses inherent in the loan portfolio.  The valuation allowance for estimated losses on loans is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, existing adverse situations which may affect the borrower's ability to repay, estimated value of underlying collateral and current economic conditions in the Bank's lending area. The allowance is increased by provisions for loan losses charged to operations and is reduced by charge-offs, net of recoveries.  While management uses available information to estimate losses on loans, future additions to, or reductions in, the allowance may be necessary based on changes in economic conditions beyond management's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to, or reductions in, the allowance based on judgments different from those of management. Management believes, based upon all relevant and available information, that the allowance for loan losses is appropriate to absorb losses inherent in the portfolio.

Statement of Financial Accounting Standards ("SFAS") No. 114, ''Accounting by Creditors for Impairment of a Loan'' requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of expected future cash flows discounted at the loan's effective interest rate.  As an expedient, creditors may account for impaired loans at the fair value of the collateral or at the observable market price of the loan if one exists.  If the estimated fair value of the impaired loan is less than the recorded amount, a specific valuation allowance is established.  If the impairment is considered to be permanent, a write-down is charged against the allowance for loan losses.  In accordance with SFAS 114, individual one- to four-family residential mortgage loans and cooperative apartment loans having a balance of less than $323, and all consumer loans, are considered to be small balance homogenous loan pools and, accordingly, are not covered by SFAS 114.

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

Accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes 90 days past due as to principal or interest.  When interest accruals are discontinued, any interest accrued to income in the current year is reversed. Payments on nonaccrual loans are generally applied to principal.  Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of collateral is sufficient to cover the principal balance and accrued interest.  Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions.

Loan Servicing Assets - The cost of mortgage loans sold, with servicing rights retained, is allocated between the loans and the servicing rights based on their estimated fair values at the time of loan sale. Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, net servicing income. The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that the Company believes market participants would use for similar assets. Capitalized loan servicing assets are stratified based on predominant risk characteristics of the underlying loans for the purpose of evaluating impairment. A valuation allowance is then established in the event the recorded value of an individual stratum exceeds fair value.

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

Premises and Fixed Assets, Net - Land is stated at original cost. Buildings and furniture, fixtures and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the properties as follows:

Buildings

 2.22% to 2.50% per year

Furniture, fixtures and equipment

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

Basic EPS is computed by dividing net income by the weighted-average common shares outstanding during the year (weighted average common shares are adjusted to include vested RRP shares and allocated ESOP shares).  Diluted EPS is computed using the same method as Basic EPS, but reflects the potential dilution that would occur if unvested RRP shares became vested and if stock options were exercised and converted into common stock.

The following is a reconciliation of the numerator and denominator of basic EPS and diluted EPS for the six-month periods ended December 31, 2002 and 2001 and for the years ended June 30, 2002, 2001 and 2000:

	Six Months Ended December 31,		Fiscal Year Ended June 30,
	2002	2001	2002	2001	2000
Numerator:
Net Income per the Consolidated Statement of Operations	$23,460	$17,515	$38,677	$25,240	$22,374
Denominator:
Average shares outstanding utilized in the calculation of basic earnings per share	24,191,407	23,598,077	23,910,023	23,845,878	25,371,234

Unvested shares of Recognition and Retention Plan	43,043	232,776	140,771	397,404	601,985
Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options	1,008,342	1,119,847	995,508	921,470	568,742
Average shares outstanding utilized in the calculation of diluted earnings per share	25,242,792	24,950,700	25,046,302	25,164,752	26,541,961

Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options are calculated based upon the excess of the average market value of the Company's common stock over the exercise price of outstanding options.

Accounting for Goodwill and Core Deposit Intangible – Prior to the adoption of SFAS 142, "Goodwill and Other Intangible Assets" on July 1, 2001, goodwill generated from the Company's acquisition of Conestoga Bancorp, Inc. ("Conestoga") was amortized to expense on a straight line basis based upon a twelve year amortization period, and goodwill generated from the Company's acquisition of FIBC was amortized to expense on a straight line basis based upon a twenty year amortization period.

SFAS 142 established new standards for goodwill acquired in a business combination.  SFAS 142 eliminated amortization of goodwill and instead required a transitional goodwill impairment test to be performed six months from the date of adoption and requires an annual impairment test be performed thereafter.  As of the date of adoption of SFAS 142, the Company had goodwill totaling $55.6 million.  Prior to adoption of SFAS 142, annual goodwill amortization expense totaled $4.6 million.

Prior to December 31, 2001, the Company completed the transitional impairment test for goodwill as of July 1, 2001, and concluded that no potential impairment existed.  The Company subsequently designated the last day of its fiscal year as its annual date for impairment testing, and completed a second impairment test as of June 30, 2002.  This test also concluded that no potential impairment of goodwill existed.  Due to its change in fiscal year end, the Company performed a third impairment test as of December 31, 2002 and concluded that no potential impairment of goodwill existed.  No events have occurred or circumstances have changed subsequent to December 31, 2002 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or changes in circumstances would require an immediate impairment test to be performed in accordance with SFAS 142.

Had the Company been accounting for goodwill and other intangible assets under SFAS 142 for all periods presented, net income and earnings per share would have been as follows:

	Six Months Ended December 31,		Fiscal Years Ended June 30,
	2002	2001	2002	2001	2000
NET INCOME
Reported Net Income	$23,460	$17,515	$38,677	$25,240	$22,374
Goodwill amortization, net of tax	-	-	-	4,617	4,617
Adjusted net income	$23,460	$17,515	$38,677	$29,857	$26,991

BASIC EARNINGS PER SHARE
Reported net income	$0.97	$0.74	$1.62	$1.06	$0.88
Goodwill amortization, net of tax	-	-	-	0.19	0.18
Adjusted net income	$0.97	$0.74	$1.62	$1.25	$1.06

DILUTED EARNINGS PER SHARE
Reported net income	$0.93	$0.70	$1.54	$1.00	$0.84
Goodwill amortization, net of tax	-	-	-	0.19	0.18
Adjusted net income	$0.93	$0.70	$1.54	$1.19	$1.02

Changes in the carrying amount of goodwill and other intangible assets for all the periods presented are as follows:

Goodwill

	Six Months Ended December 31,		Fiscal Year Ended June 30,
	2002	2001	2002	2001	2000
Original Amount	$73,107	$73,107	$73,107	$73,107	$73,107
Accumulated Amortization	(17,469)	(17,469)	(17,469)	(17,469)	(12,852)
Net Carrying Value	$55,638	$55,638	$55,638	$55,638	$60,255

Core Deposit Intangible:

	Six Months Ended December 31,		Fiscal Year Ended June 30,
	2002	2001	2002	2001	2000
Original Amount	$4,950	$4,950	$4,950	$4,950	$4,950
Accumulated Amortization	(3,252)	(2,427)	(2,840)	(2,015)	(1,190)
Net Carrying Value	$1,698	$2,523	$2,110	$2,935	$3,760

In conjunction with the adoption of SFAS 142, the Company also re-assessed the useful lives and classification of its identifiable intangible assets and determined that they remain appropriate.  Aggregate amortization expense related to the core deposit intangible was $412 for both six-month periods ended December 31, 2002 and 2001 and $825 for the fiscal years ended June 30, 2002, 2001 and 2000.  Estimated future amortization expense related to the core deposit intangible is as follows:

For the Fiscal Year Ending December 31:
2003	$825
2004	825
2005	48
$1,698

Income Taxes - Income taxes are accounted for in accordance with SFAS 109, "Accounting for Income Taxes," which requires that deferred taxes be provided for temporary differences between the book and tax bases of assets and liabilities.

Cash Flows - For purposes of the Consolidated Statement of Cash Flows, the Company considers cash and due from banks to be cash equivalents.

Employee Benefits – The Bank maintains the Retirement Plan of The Dime Savings Bank of Williamsburgh ("Employee Retirement Plan") and The Dime Savings Bank of Williamsburgh 401(k) Plan ("401(k) Plan") for substantially all of its employees, both of which are tax qualified under the Internal Revenue Code of 1986, as amended (the "Code").

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

The Company and Bank maintain the ESOP.  Compensation expense related to the ESOP is recorded in accordance with Statement of Position 93-6, which requires the compensation expense to be recorded during the period in which the shares become committed to be released to participants.  The compensation expense is measured based upon the fair market value of the stock during the period, and, to the extent that the fair value of the shares committed to be released differs from the original cost of such shares, the difference is recorded as an adjustment to additional paid-in capital.

The Company maintains the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc.  ("RRP"), the Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees and the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (collectively the "Stock Option Plans"); which are discussed more fully in Note 15 and which are subject to the accounting requirements of SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148 "Accounting for Stock-Based Compensation – Transition and Disclosures, an Amendment of FASB Statement No. 123" (collectively "SFAS 123").  SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company accounts for stock-based compensation under the 1996 and 2001 Stock Option Plans using the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations.  Accordingly, no stock-based compensation cost has been reflected in net income for stock options, since, for all options granted under the 1996 and 2001 Stock Option Plans, the market value of the underlying common stock on the date of grant equals the exercise price of the common stock.

In accordance with APB 25, compensation expense related to the RRP is recorded for all shares earned by participants during the period at the average historical acquisition cost of all allocated RRP shares.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the 1996 and 2001 Stock Option Plans and RRP shares:

	Six Months Ended December 31,		Year Ended June 30,
	2002	2001	2002	2001	2000
Net income, as reported	$23,460	$17,515	$38,677	$25,240	$22,374
Less: Excess stock-based compensation expense determined under the fair value method over the stock-based compensation recorded for all plans, net of applicable taxes	(560)	(234)	(745)	(367)	(367)
Pro forma net income	$22,900	$17,281	$37,932	$24,873	$22,007

Earnings per share
Basic, as reported	$0.97	$0.74	$1.62	$1.06	$0.88
Basic, pro forma	0.95	0.73	1.59	1.04	0.87

Diluted, as reported	$0.93	$0.70	$1.54	$1.00	$0.84
Diluted, pro forma	0.91	0.69	1.51	0.99	0.83

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.   See Note 15.

Derivative Instruments - In June, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" as amended in June 1999 by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively SFAS 133).  SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value.  Under SFAS 133, an entity may designate a derivative as a hedge of exposure to changes in either: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction.  Depending upon the effectiveness of the hedge and/or the transaction being hedged, any fluctuations in the fair value of the derivative instrument are either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income.  Changes in the fair value of all derivative instruments not receiving hedge accounting recognition are recorded in current year earnings.  During the six month periods ended December 31, 2002 and 2001 and the fiscal years ended June 30, 2002, 2001 and 2000, neither the Company nor the Bank held any derivative instruments or any embedded derivative instruments that required bifurcation.

Comprehensive Income - Comprehensive income for the six months ended December 31, 2002 and 2001 and the fiscal years ended June 30, 2002, 2001 and 2000 was determined in accordance with SFAS 130, "Reporting Comprehensive Income.''  Comprehensive income includes revenues, expenses, and gains and losses which, under GAAP, bypass net income and are typically reported as a component of stockholders' equity.

Disclosures About Segments of an Enterprise and Related Information - The Company's consolidated financial statements reflect the adoption of SFAS 131, "Disclosures About Segments of an Enterprise and Related Information."

SFAS 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders.  It also establishes standards for related disclosure about products and services, geographic areas, and major customers.  The Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments.  Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance.  The statement also requires that public enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets.  It additionally requires that information be reported about revenues derived from the enterprises' products or services, or about the countries in which the enterprises earn revenues and hold assets, and about major customers, regardless of whether that information is used in making operating decisions.

The Company has one reportable segment, "Community Banking."  All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others.  For example, lending (exclusive of one-to four-family residential lending) is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk.  This situation is also similar for consumer and one-to four-family residential mortgage lending.  Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

General information required by SFAS 131 is disclosed in the Consolidated Financial Statements and accompanying notes.   Additionally, for the six months ended December 31, 2002 and 2001 and for the years ended June 30, 2002, 2001, and 2000, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

Recently Issued Accounting Standards

SFAS 147 - In October 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 147, “Acquisitions of Certain Financial Institutions.”  This Statement provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. This Statement provides that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under FASB Statement No. 142, "Goodwill and Other Intangible Assets."  The adoption of SFAS 147 on October 1, 2002 did not affect the Company’s financial condition or results of operations.

SFAS 148 - In December 2002, the FASB issued SFAS 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” which amends SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation, and requires more prominent and frequent disclosures about the effects of stock-based compensation.  The Company has elected to early adopt the disclosure requirements for the year ended December 31, 2002.

Financial Accounting Standards Board Interpretation ("FIN") No. 45. - On November 25, 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an Interpretation of FASB Statements Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.  FIN 45 requires certain disclosures be made by a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company is currently evaluating the impact that the adoption of the recognition provisions of FIN 45 will have on the Company's consolidated financial statements.

FIN 46 - On January 17, 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," an interpretation of ARB No. 51 Consolidated Financial Statements.  FIN 46 clarifies when an entity should consolidate another entity known as a Variable Interest Entity ("VIE"), more commonly referred to as a Special Purpose Entity ("SPE").  A VIE is an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, and may include many types of SPEs.  FIN 46 requires that an entity consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the VIE's expected residual returns if they occur, or both.  FIN 46 does not apply to certain qualifying SPEs, the accounting for which is governed by SFAS No. 140.  FIN 46 is effective for newly created VIEs beginning February 1, 2003 and for existing VIEs as of the third quarter of 2003.  The adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial statements, as the Company has no interests in VIEs.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas in the accompanying financial statements where estimates are significant include the allowance for loans losses, mortgage servicing rights, purchase accounting adjustments related to the acquisitions of Conestoga and FIBC and the fair value of financial instruments.

Reclassification - Certain amounts as of June 30, 2002, 2001 and 2000 and for the six months ended December 31, 2001 and the years ended June 30, 2002, 2001 and 2000 have been reclassified to conform to their presentation as of and for the six months ended December 31, 2002.

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

The Company acquired FIBC on January 21, 1999.  The liquidation account previously established by FIBC's subsidiary, FFSB during its initial public offering was assumed by the Company in the acquisition.

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

3.   INVESTMENT SECURITIES HELD TO MATURITY AND AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and estimated fair value of investment securities held to maturity at December 31, 2002 were as follows:

	Investment Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Debt Securities:
Obligations of state and political subdivisions	$825	$10	-	$835

The amortized cost and estimated fair value of investment securities held to maturity at December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment fees.

	Amortized Cost	Estimated Fair Value
Due in one year or less	-	-
Due after one year through five years	$825	$835
Due after five years through ten years	-	-
	$825	$835

There were no calls or sales of investment securities held-to-maturity during the six months ended December 31, 2002.  During the six months ended December 31, 2001, proceeds from the calls of investment securities held to maturity totaled $2,000.  No gain or loss was recognized on these calls.  There were no sales of investment securities held to maturity during the six months ended December 31, 2002 and 2001.

The amortized/historical cost, gross unrealized gains and losses and estimated fair value of investment securities available for sale at December 31, 2002 were as follows:

	Investment Securities Available for Sale
	Amortized/ Historical Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$52,741	$548	-	$53,289
Corporate securities	42,321	493	$(689)	42,125
Total debt securities	95,062	1,041	(689)	95,414
Equity securities	9,317	361	(528)	9,150
	$104,379	$1,402	$(1,217)	$104,564

The amortized cost and estimated fair value of the debt securities component of investment securities available for sale at December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment fees.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$50,908	$51,466
Due after one year through five years	22,092	22,315
Due after five years through ten years	2,000	2,122
Due after ten years	20,062	19,511
	$95,062	$95,414

During the six months ended December 31, 2002 proceeds from the sales and calls of investment securities available for sale totaled $988 and $32,030, respectively.  Net losses of $18 resulted from the sales.  No gain or loss resulted from the calls.  During the six months ended December 31, 2001 proceeds from the calls of investment securities available for sale totaled $12,011.  Net gains of $11 resulted from these calls.  There were no sales of investment securities available for sale during the six months ended December 31, 2001.

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

4.   MORTGAGE-BACKED SECURITIES HELD TO MATURITY AND AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and estimated fair value of mortgage-backed securities held to maturity at December 31, 2002 were as follows:

	Mortgage-Backed Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
GNMA pass-through certificates	$1,201	$71	-	$1,272
FHLMC pass-through certificates	208	3	-	211
FNMA pass-through certificates	840	14	-	854
	$2,249	$88	-	$2,337

There were no sales or calls of mortgage-backed securities held to maturity during the six months ended December 31, 2002 and 2001.

The amortized cost, gross unrealized gains and losses and estimated fair value of mortgage-backed securities available for sale at December 31, 2002 were as follows:

	Mortgage-Backed Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Collateralized mortgage obligations	$292,541	$1,714	$(327)	$293,928
GNMA pass-through certificates	41,544	1,572	-	43,116
FHLMC pass-through certificates	15,688	390	-	16,078
FNMA pass-through certificates	7,282	299	-	7,581
	$357,055	$3,975	$(327)	$360,703

There were no sales or calls of mortgage-backed securities available for sale during the six months ended December 31, 2002.  Proceeds from calls of mortgage-backed securities available for sale were $5,005 during the six months ended December 31, 2001 and a gain of $5 was recognized on these calls.  There were no sales of mortgage-backed securities available for sale during the six months ended December 31, 2001.

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

The amortized cost, gross unrealized gains and losses and estimated fair value of mortgage-backed securities available for sale at June 30, 2001 were as follows:

	Mortgage-Backed Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Collateralized mortgage obligations	$301,412	$3,083	$(56)	$304,439
GNMA pass-through certificates	90,152	1,768	-	91,920
FHLMC pass-through certificates	16,535	217	(7)	16,745
FNMA pass-through certificates	16,838	345	-	17,183
	$424,937	$5,413	$(63)	$430,287

There were no sales or calls of mortgage-backed securities available for sale during the fiscal year ended June 30, 2001.

5.   LOANS

The Bank's real estate loans are composed of the following:

	December 31, 2002	June 30, 2002	June 30, 2001
One- to four-family	$145,722	$154,818	$189,651
Multi-family residential	1,725,652	1,694,422	1,541,531
Commercial real estate	265,485	243,694	196,503
Construction	1,931	-	-
F.H.A. and V. A. insured mortgage loans	5,215	5,565	6,450
Cooperative apartment unit loans	16,401	17,766	22,936
	2,160,406	2,116,265	1,957,071
Net unearned costs (fees)	332	57	(855)
	$2,160,738	$2,116,322	$1,956,216

The Bank originates both adjustable and fixed interest rate real estate loans.  At  December 31, 2002, the approximate composition of these loans was as follows:

Fixed Rate		Variable Rate
Period to Maturity	Book Value	Period to Maturity or Next Repricing	Book Value
1 year or less	$9,210	1 year or less	$114,289
> 1 year-3 years	13,703	> 1 year-3 years	298,856
> 3 years-5 years	78,261	> 3 years-5 years	780,534
> 5 years-10 years	309,805	> 5 years-10 years	388,251
> 10 years	159,947	> 10 years	7,550
	$570,926		$1,589,480

The adjustable-rate loans are generally indexed to the Federal Home Loan Bank of New York ("FHLBNY") five-year borrowing rate, or the one- or three-year constant maturity Treasury index.  The contractual terms of adjustable rate multi-family residential and commercial real estate loans provide that their interest rate, upon repricing, cannot fall below their rate at the time of origination.  The majority of the Bank's one- to four-family residential adjustable-rate loans are subject to periodic and lifetime caps and floors on interest rate changes, typically 200 basis points and 600 basis points, respectively.

A concentration of credit risk exists within the Bank's loan portfolio, as the majority of real estate loans are collateralized by properties located in the New York City metropolitan area.

The Bank's other loans are composed of the following:

	December 31, 2002	June 30, 2002	June 30, 2001
Student loans	$420	$502	$827
Passbook loans (secured by savings and time deposits)	1,552	1,520	1,589
Consumer installment and other loans	2,781	1,715	1,729
	$4,753	$3,737	$4,145

Loans on which the accrual of interest has been discontinued were $2,116 at December 31, 2002 and $2,123 and $3,058 at June 30, 2002 and 2001, respectively.  Interest income foregone on nonaccrual loans was not material during the six months ended December 31, 2002 and 2001 and the fiscal years ended June 30, 2002, 2001 and 2000.

The Bank had no loans considered troubled-debt restructurings at December 31, 2002 and June 30, 2002.  The Bank had outstanding loans considered troubled-debt restructurings of $2,924 at June 30, 2001.  Income recognized on troubled-debt restructurings was approximately $414, $132 and $56 for the years ended June 30, 2002, 2001, and 2000, respectively, compared to interest income of $414, $173 and $70 calculated under the original terms of the loans, for the years ended June 30, 2002, 2001 and 2000, respectively.  There was no income recognized on troubled-debt restructurings during the six months ended December 31, 2002 and 2001, and income of $207 was calculated under the terms of troubled-debt restructurings during the six months ended December 31, 2001.

The recorded investment in loans for which impairment has been recognized under the guidance of SFAS 114 was approximately $690 at December 31, 2002 and $878 and $4,054 at June 30, 2002 and 2001, respectively. The average balance of impaired loans was approximately $684 and $3,998 during the six months ended December 31, 2002 and 2001, and $3,166, $3,741, and $1,482 for the years ended June 30, 2002, 2001, and 2000 respectively. Write-downs on impaired loans were not material during the six months ended December 31, 2002 and 2001 and the years ended June 30, 2002 and 2001.  At June 30, 2002 and 2001, specific reserves totaling $88 and $775 were allocated within the allowance for loan losses for impaired loans.  There were no reserves allocated within the allowance for loan losses for impaired loans at December 31, 2002.  During the year ended June 30, 2002, the Bank received full repayment of principal totaling $2,924 and interest totaling $414 on an impaired loan.  Net principal and interest received on impaired loans during the six months ended December 31, 2002 and 2001 and the years ended June 30, 2001 and 2000 was not material.

The following assumptions were utilized in evaluating the loan portfolio pursuant to the provisions of SFAS 114:

Homogenous Loans - Individual one- to four-family residential mortgage loans and cooperative apartment loans having a balance of less than $323 and all consumer loans are considered to be small balance homogenous loan pools and, accordingly, are not covered by SFAS 114.

Loans Evaluated for Impairment - All non-homogeneous loans greater than $1,000 are individually evaluated for potential impairment. Additionally, individual one- to four-family residential and cooperative apartment unit mortgage loans exceeding $323 and delinquent in excess of 60 days are evaluated for impairment.  A loan is considered impaired when it is probable that all contractual amounts due will not be collected in accordance with the terms of the loan. A loan is not deemed to be impaired if a delay in receipt of payment is expected to be less than 30 days or if, during a longer period of delay, the Bank expects to collect all amounts due, including interest accrued at the contractual rate during the period of the delay.  At December 31, 2002 and June 30, 2002 and 2001, all impaired loans were on nonaccrual status. In addition, at December 31, 2002, June 30, 2002 and 2001, respectively, approximately $1,426, $1,245 and $1,927 of one- to four-family residential cooperative apartment loans with a balance of less than $323 and consumer loans were on nonaccrual status. These loans are considered as a homogeneous loan pool not covered by SFAS 114.

Reserves and Charge-Offs - The Bank allocates a portion of its total allowance for loan losses to loans deemed impaired under SFAS 114. All charge-offs on impaired loans are recorded as a reduction in both loan principal and the allowance for loan losses. Management evaluates the adequacy of its allowance for loan losses on a regular basis.  Management believes that its allowance at December 31, 2002 was appropriate to provide for losses inherent in the total loan portfolio, including impaired loans.

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

6.   ALLOWANCE FOR LOAN LOSSES AND LOSSES ON OTHER REAL ESTATE OWNED

Changes in the allowance for loan losses were as follows:

	Six Months Ended December 31,		Fiscal Year Ended June 30,
	2002	2001	2002	2001	2000
Balance at beginning of period	$15,370	$15,459	$15,459	$14,785	$15,081
Provision charged to operations	120	120	240	740	240
Loans charged off	(44)	(103)	(349)	(81)	(545)
Recoveries	12	16	20	15	9
Balance at end of period	$15,458	$15,492	$15,370	$15,459	$14,785

Changes in the allowance for losses on other real estate owned were as follows:

	Six Months Ended December 31,		Fiscal Year Ended June 30,
	2002	2001	2002	2001	2000
Balance at beginning of period	$20	$20	$20	$45	$149
(Credit) Provision charged to operations	(20)	-	-	18	25
Charge-offs, net of recoveries	-	-	-	(43)	(129)
Balance at end of period	$-	$20	$20	$20	$45

7.   MORTGAGE SERVICING ACTIVITIES

At December 31, 2002 and June 30, 2002 and 2001, the Bank was servicing loans for others having principal amounts outstanding of approximately $108,067, $35,752 and $42,238 respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing.  The deferred servicing rights related to these loans totaled $1,751 (including the $1,579 of servicing rights associated with the multi-family loans sold to the Federal National Mortgage Association ("Fannie Mae") as discussed below), $130 and $115 at December 31, 2002 and June 30, 2002 and 2001, and amortization of servicing rights was immaterial during the six months ended December 31, 2002 and the years ended June 30, 2002 and 2001.  Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, net servicing income. The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that the Company believes market participants would use for similar assets.  In connection with these loans serviced for others, the Bank held borrowers' escrow balances of approximately $1,383, $377 and $462 at December 31, 2002 and June 30, 2002 and 2001, respectively.

Multi-Family Loans Sold To Fannie Mae - The Bank implemented a program in December 2002 to originate and sell multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. The Bank underwrites these loans using either its customary or Fannie Mae authorized underwriting standards, funds the loans, and sells them to Fannie Mae at agreed upon pricing. At December 31, 2002, the Company serviced $73,383 of loans sold pursuant to this program with a corresponding loan servicing asset of $1,579.  Amortization of this loan servicing asset was negligible during the six months ended December 31, 2002.  Under the terms of the sales program, the Company retains a portion of the associated credit risk. At December 31, 2002, the Company's maximum potential exposure related to secondary market sales to Fannie Mae with respect to this specific program was $3,303.  The Company retains this level of exposure until the portfolio of loans are paid in entirety or the Company funds claims by Fannie Mae for the maximum loss exposure. As of December 31, 2002, the Company had not realized any losses related to these loans.  At the time of sale, a reserve of $350 was established relating to this exposure and was included in the calculation of the gain on the sale of the loans.  No additional provisions relating to this exposure were recorded during the six months ended December 31, 2002.

Key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent to 20 percent adverse changes in those assumptions are as follows:

As of December 31, 2002
Fair Value of carrying value of retained interests	$1,579
Weighted average life (in years)	7.5
Prepayment speed assumptions (annual rate)	200 PSA
Impact on fair value of 10% adverse change	$(37)
Impact on fair value of 20% adverse change	$(72)
Expected credit losses (annual rate)	$47
Impact on fair value of 10% adverse change	$(4)
Impact on fair value of 20% adverse change	$(9)
Residual cash flows discount rate (annual rate)	9.75%
Impact on fair value of 10% adverse change	$(38)
Impact on fair value of 20% adverse change	$(76)
Average Interest rate on adjustable rate loans	6.02%
Impact on fair value of 10% adverse change	-
Impact on fair value of 20% adverse change	-

8.   PREMISES AND FIXED ASSETS

The following is a summary of premises and fixed assets:

	December 31, 2002	June 30, 2002	June 30, 2001
Land	$2,457	$2,457	$2,457
Buildings	10,376	10,278	10,288
Leasehold improvements	10,791	10,141	9,621
Furniture, fixtures and equipment	10,164	9,584	8,488
	33,788	32,460	30,854
Less: accumulated depreciation and amortization	(17,926)	(17,311)	(16,214)
	$15,862	$15,149	$14,640

Depreciation and amortization expense amounted to approximately $610 and $540 during the six months ended December 31, 2002 and 2001 and $1,097, $1,201, and $1,080 for the years ended June 30, 2002, 2001 and 2000, respectively.

9.   FEDERAL HOME LOAN BANK OF NEW YORK CAPITAL STOCK

The Bank is a Savings Bank Member of the FHLBNY.  Membership requires the purchase of shares of FHLBNY capital stock at $100 per share. The Bank owned 348,900 shares, 343,654 shares and 443,824 shares at December 31, 2002 and June 30, 2002 and 2001, respectively. The bank recorded FHLBNY stock dividends of the capital stock of $774 and $1,182 during the six months ended December 31, 2002 and 2001 and $2,065, $3,026 and $2,638 during the years ended June 30, 2002, 2001 and 2000, respectively.

10.   DUE TO DEPOSITORS

Deposits are summarized as follows:

	At December 31, 2002		At June 30, 2002		At June 30, 2001
	Effective Cost	Liability	Effective Cost	Liability	Effective Cost	Liability
Savings accounts	0.78%	$362,400	1.25%	$363,732	2.08%	$347,983
Certificates of deposit	3.21	830,140	3.73	748,005	5.30	691,193
Money market accounts	1.90	616,762	2.39	556,376	4.54	296,157
NOW and Super NOW accounts	1.24	31,822	1.23	29,005	1.22	25,754
Non-interest bearing checking accounts	-	86,051	-	82,916	-	67,345
	2.16%	$1,927,175	2.59%	$1,780,034	4.03%	$1,428,432

The distribution of certificates of deposit by remaining maturity was as follows:

	At December 31,	At June 30,
	2002	2002	2001
Maturity in three months or less	$158,899	$147,250	$176,159
Over 3 through 6 months	160,061	183,801	155,009
Over 6 through 12 months	201,690	166,589	186,317
Over 12 months	309,490	250,365	173,708
Total certificates of deposit	$830,140	$748,005	$691,193

The aggregate amount of certificates of deposit with a minimum denomination of one-hundred thousand dollars was approximately $176,111, $132,464 and $104,018 at December 31, 2002 and June 30, 2002 and 2001, respectively.

11.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Presented below is information concerning securities sold with agreement to repurchase:

	At or for the Six Months Ended December 31,	At or for the Fiscal Year Ended June 30,
	2002	2002	2001
Balance outstanding at end of period	$95,541	$97,717	$427,788
Average interest cost at end of period	5.68%	5.61%	4.73%
Average balance outstanding during the period	$97,941	$260,988	$437,153
Average interest cost during the period	5.35%	4.47%	6.26%
Carrying value of underlying collateral at end of period	$85,226	$95,994	$425,450
Estimated fair value of underlying collateral	$87,479	$96,093	$430,803
Maximum balance outstanding at month end during the year	$98,728	$395,444	$455,603

12.   FEDERAL HOME LOAN BANK OF NEW YORK ADVANCES

The Bank had borrowings (''Advances'') from the FHLBNY totaling $555,000, $575,000 and $542,500 at December 31, 2002, June 30, 2002 and 2001, respectively. The average cost of FHLBNY Advances was 6.18% during the six months ended December 31, 2002, and 6.94% and 6.13%, respectively, during the fiscal years ended June 30, 2002 and 2001, and the average interest rate on outstanding FHLBNY Advances was 4.11%, 5.07% and 5.98%, respectively, at December 31, 2002, June 30, 2002 and June 30, 2001.  At December 31, 2002, in accordance with its Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank maintained the requisite qualifying collateral with the FHLBNY (principally real estate loans), as defined by the FHLBNY, to secure such Advances.  During the six months ended December 31, 2002 and the fiscal years ended June 30, 2002 and 2001, prepayment expenses were paid on FHLBNY Advances totaling $3,642, $5,865 and $766, respectively, and were recorded as interest expense on FHLBNY Advances.  Excluding these prepayment expenses, the average cost on FHLBNY borrowings was 4.90% during the six months ended December 31, 2002, 5.90% during the fiscal year ended June 30, 2002 and 5.99% during the fiscal year ended June 30, 2001.

13.   SUBORDINATED NOTES PAYABLE

On April 12, 2000, the Company issued subordinated notes in the aggregate amount of $25,000. The notes have a fixed rate of interest of 9.25% and mature on May 1, 2010.  Interest expense recorded on the notes, inclusive of amortization of related issuance costs, was $1,198 during both the six months ended December 31, 2002 and 2001 and $2,396, $2,396 and $521 during the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

14.   INCOME TAXES

The Company's consolidated Federal, State and City income tax provisions were comprised of the following:

	Six Months Ended December 31,
		2002			2001
	Federal	State and City	Total	Federal	State and City	Total
Current	$17,318	$817	$18,135	$1,861	$1,214	$3,075
Deferred	(4,800)	673	(4,127)	7,188	6	7,194
	$12,518	$1,490	$14,008	$9,049	$1,220	$10,269

	Fiscal Year Ended June 30,
		2002			2001			2000
	Federal	State and City	Total	Federal	State and City	Total	Federal	State and City	Total
Current	$19,194	$2,532	$21,726	$12,718	$1,515	$14,233	$11,569	$677	$12,246
Deferred	710	390	1,100	1,740	(152)	1,588	2,787	184	2,971
	$19,904	$2,922	$22,826	$14,458	$1,363	$15,821	$14,356	$861	$15,217

In accordance with SFAS 109, deferred tax assets and liabilities are recorded for temporary differences between the book and tax bases of assets and liabilities.

The components of Federal and net State and City deferred income tax assets and liabilities were as follows:

	At December 31, 2002		At June 30, 2002		At June 30, 2001
	Federal	State and City	Federal	State and City	Federal	State and City
Deferred tax assets:
Excess book bad debt over tax Bad debt reserve (a)	$4,849	$1,794	$4,767	$1,908	$4,244	$2,642
Employee benefit plans (a)	1,891	1,275	3,144	1,910	2,806	1,673
Tax effect of other comprehensive loss on minimum pension liability (a)	-	-	1,027	577	-	-
Other (a)	41	23	51	29	63	37
Total deferred tax assets	6,781	3,092	8,989	4,424	7,113	4,352
Less: Valuation allowance on deferred tax assets	-	-	-	-	-	-
Deferred tax assets after valuation allowance	$6,781	$3,092	$8,989	$4,424	$7,113	$4,352
Deferred tax liabilities:
Undistributed earnings of subsidiary (b)	$2,742	$(14)	$8,644	$6	$6,955	$14
Tax effect of other comprehensive income on securities available for sale (a)	1,077	692	2,113	1,358	2,090	1,344
Difference in book and tax carrying value of fixed assets (a)	42	(71)	102	(40)	217	26
Tax effect of purchase accounting fair value adjustments (a)	1,025	557	1,049	590	1,059	627
Other (a)	30	16	25	14	31	18
Total deferred tax liabilities	$4,916	$1,180	$11,933	$1,928	$10,352	$2,029
Net deferred tax (liability) asset	$1,865	$1,912	$(2,944)	$2,496	$(3,239)	$2,323

(a)

Recorded in other assets.

(b)

Recorded in other liabilities.

During the six months ended December 31, 2002, deferred tax liabilities include a decrease of $1,702 resulting from adjustments pursuant to other comprehensive income associated with SFAS 115, and deferred tax assets include a decrease of $1,604 resulting from adjustments pursuant to other comprehensive loss associated with a minimum pension liability.

The provision for income taxes differed from that computed at the Federal statutory rate as follows:

	Six Months Ended December 31,		Fiscal Year Ended June 30,
	2002	2001	2002	2001	2000
Tax at Federal statutory rate	$13,114	$9,724	$21,526	$14,371	$13,157
State and local taxes, net of Federal income tax benefit	969	793	1,899	886	560
Goodwill amortization	-	-	-	1,616	1,616
Benefit plan differences	202	113	282	(8)	42
Adjustments for prior period tax returns	-	-	-	(311)	(153)
Investment in Bank Owned Life Insurance	(303)	(384)	(770)	(737)	(69)
Other, net	116	23	(111)	4	64
	$14,008	$10,269	$22,826	$15,821	$15,217
Effective tax rate	37.39%	36.96%	37.11%	38.53%	40.48%

Savings banks that satisfy certain definitions, tests, and other conditions prescribed by the Code are permitted to deduct, with limitations, bad debts.  Prior to August 1996, this deduction could be computed as a percentage of taxable income before such deduction or based upon actual loss experience for Federal, New York State and New York City income taxes.

Pursuant to SFAS 109, the Bank is not required to provide deferred taxes on its tax loan loss reserve as of December 31, 1987 ("Base Year Reserve").  The amount of this reserve on which no deferred taxes have been provided is approximately $15,280.  This reserve could be recognized as taxable income and create a current tax liability using the income tax rates then in effect if one of the following occurs: 1) the Bank's retained earnings represented by the reserve are used for purposes other than to absorb losses from bad debts, including dividends or distributions in liquidation; 2) the Bank fails to qualify as a bank as provided by the Code, or 3) there is a change in federal tax law.

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

Effective April 1, 2000, the Bank froze all participant benefits under the Employee Retirement Plan.  A gain of $1,360 was recorded in June 2000 related to this benefit curtailment.

The net periodic (credit) cost for the Employee Retirement Plan includes the following components (including the curtailment credit of $1,360 during the fiscal year ended June 30, 2000):

	Six Months Ended December 31,		Fiscal Year Ended June 30,
	2002	2001	2002	2001	2000
Service cost	-	-	-	-	$528
Interest cost	$550	$542	$1,084	$1,073	1,129
Actual return on plan assets	(603)	(658)	(1,316)	(1,554)	(1,433)
Net amortization and deferral	99	19	38	(11)	(32)
Curtailment credit	-	-	-	-	(1,360)
Net periodic credit	$46	$(97)	$(194)	$(492)	$(1,168)

The funded status of the Employee Retirement Plan was as follows:

	December 31,	June 30,
Period Ended	2002	2002	2001
Projected benefit obligation:
Balance at beginning of period	$15,196	$14,985	$14,334
Service cost		-	-
Interest cost	550	1,084	1,073
Actuarial loss	1,538	274	681
Benefit payments	(527)	(1,143)	(1,041)
Settlements	(4)	(4)	(62)
Balance at end of period	16,753	15,196	14,985
Plan assets at fair value (investments in trust funds managed by trustee)
Balance at beginning of period	13,922	15,140	17,765
Return on plan assets	(2,405)	(71)	(1,522)
Contributions	6,250	-	-
Benefit payments	(527)	(1,143)	(1,041)
Settlements	(4)	(4)	(62)
Balance at end of period	17,236	13,922	15,140

Funded status:
(Deficiency) excess of plan assets over projected benefit obligation	483	(1,274)	155
Unrecognized loss from experience different from that assumed	7,959	3,512	1,890
Unfunded minimum pension liability	-	(3,512)	-
Prepaid (accrued) retirement expense included in other assets (liabilities)	8,442	$(1,274)	$2,045

Major assumptions utilized were as follows:

Period Ended	December 31, 2002	June 30, 2002	June 30, 2001
Discount rate	6.625%	7.50%	7.50%
Expected long-term return on plan assets	9.00	9.00	9.00
Rate of increase in compensation levels	-	-	4.75

Benefit Maintenance Plan of Dime Community Bancshares, Inc. ("BMP") and Retirement Plan for Board Members of Dime Community Bancshares, Inc. ("Directors' Retirement Plan") - The Company and Bank maintain the BMP, which exists in order to compensate executive officers for any curtailments in benefits due to the statutory limitations on benefit plans.  As of December 31, 2002 and June 30, 2002 and 2001, the BMP has an investment in the Company's common stock of $3,867, $3,867 and $2,659, respectively.  Benefit accruals under the defined benefit portion of the BMP were suspended on April 1, 2000, when they were suspended under the Employee Retirement Plan.

Effective July 1, 1996, the Bank established the Directors' Retirement Plan, which provides benefits to each eligible outside director commencing upon their termination of Board service or at age 65.  Each outside director who serves or has agreed to serve as an outside director will automatically become a participant in the Directors' Retirement Plan.

The combined cost for the defined benefit portion of the BMP and the Directors' Retirement Plan includes the following components:

	Six Months Ended December 31,		Fiscal Year Ended June 30,
	2002	2001	2002	2001	2000
Service cost	$9	$9	$17	$15	$151
Interest cost	152	145	291	273	282
Net amortization and deferral	52	52	105	107	173
Curtailment credit	-	-	-	-	(131)
	$213	$206	$413	$395	$475

The defined contribution costs incurred by the Company related to the BMP were $2,169 and $573, respectively, for the six months ended December 31, 2002 and 2001, and were $1,264, $333 and $924, respectively, for the fiscal years ended June 30, 2002, 2001 and 2000.  There is no defined contribution cost incurred by the Company or Bank under the Directors' Retirement Plan.

The combined funded status of the defined benefit portion of the BMP and Directors' Retirement Plan was as follows:

	December 31,	June 30,
Period Ended	2002	2002	2001
Projected benefit obligation:
Balance at beginning of period	$4,216	$4,023	$3,583
Service cost	10	17	15
Interest cost	152	291	273
Benefit payments	-	-	-
Actuarial (gain) loss	357	(115)	152
Balance at end of period	4,735	4,216	4,023

Plan assets at fair value:
Balance at beginning of period	-	-	-
Contributions	-	-	-
Benefit payments	-	-	-
Balance at end of period	-	-	-

Funded status:
Deficiency of plan assets over projected benefit obligation	(4,735)	(4,216)	(4,023)
Benefit curtailment		-	-
Unrecognized loss from experience different from that assumed	622	264	377
Unrecognized net past service liability	481	534	639
Accrued expense included in other liabilities	$(3,632)	$(3,418)	$(3,007)

Amount recognized in statement of financial condition consists of:
Accrued liability	$(4,104)	$(3,746)	$(3,540)
Intangible asset	471	328	533
Net amount recognized	$(3,633)	$(3,418)	$(3,007)

Major assumptions utilized were as follows:

Period Ended	December 31, 2002		June 30, 2002		June 30, 2001
	BMP	Directors' Retirement Plan	BMP	Directors' Retirement Plan	BMP	Directors' Retirement Plan
Discount rate	6.625%	6.50%	7.50%	7.00%	7.50%	7.00%
Rate of increase in compensation levels	-	4.00	-	4.00	-	4.00

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

Effective July 1, 2000, the 401(k) Plan annually receives the proceeds from a 100% vested cash contribution to all participants in the ESOP in the amount of 3% of "covered compensation" [defined as total W-2 compensation including amounts deducted from W-2 compensation for pre-tax benefits such as health insurance premiums and contributions to the 401(k) Plan] up to applicable Internal Revenue Service limits.  The participants have the ability to invest this contribution in any of the investment options offered under the 401(k) Plan.  Otherwise, the Bank makes no other contributions to the 401(k) Plan.  Expenses associated with this contribution totaled $180 and $150 during the six months ended December 31, 2002 and 2001 and $300 and $288 during the fiscal years ended June 30, 2002 and 2001.

The 401(k) plan owns participant investments in the Company's common stock for the accounts of participants which totaled $8,142 and $7,836 at December 31, 2002 and 2001, and $9,619, $6,428 and $3,532 at June 30, 2002, 2001 and 2000, respectively.

Postretirement Benefit Plan - The Bank offers the Postretirement Benefit Plan to its retired employees who have provided at least five (5) consecutive years of credited service and were active employees prior to April 1, 1991, as follows:

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

The Postretirement Benefit Plan cost includes the following components:

	Six Months Ended December 31,		Fiscal Year Ended June 30,
	2002	2001	2002	2001	2000
Service cost	$21	$18	$36	$41	$50
Interest cost	120	91	183	172	197
Unrecognized past service liability	(14)	(14)	(28)	(29)	(17)
	$127	$95	$191	$184	$230

The funded status of the Postretirement Benefit Plan was as follows:

	At December 31,	At June 30,
	2002	2002	2001
Projected benefit obligation:
Balance at beginning of period	$3,294	$2,603	$2,307
Service cost	21	36	41
Interest cost	120	183	172
Actuarial loss	420	644	237
Benefit payments	(97)	(172)	(159)
Balance at end of period	3,758	3,294	2,598

Plan assets at fair value:
Balance at beginning of period	-	-	-
Contributions	97	172	159
Benefit payments	(97)	(172)	(159)
Balance at end of period	-	-	-

Funded status:
(Deficiency) of plan assets over projected benefit obligation	(3,758)	(3,294)	(2,598)
Unrecognized loss from experience different from that assumed	1,049	638	-
Unrecognized net past service liability	(169)	(183)	(212)
Accrued expense included in other liabilities	$(2,878)	$(2,839)	$(2,810)

The assumed medical cost trend rates used in computing the accumulated Postretirement Benefit Plan obligation was 9.0% in 2002 and was assumed to decrease gradually to 4.5% in 2008 and remain at that level thereafter.  An escalation in the assumed medical care cost trend rates by 1% in each year would increase the accumulated Postretirement Benefit Plan obligation by approximately $206.  The assumed discount rate and rate of compensation increase used to measure the accumulated Postretirement Benefit Plan obligation at December 31, 2002 were 6.625% and 4.0%, respectively. The assumed discount rate and rate of compensation increase used to measure the accumulated Postretirement Benefit Plan obligation at June 30, 2002 were 7.50% and 4.75%, respectively. The assumed discount rate and rate of compensation increase used to measure the accumulated Postretirement Benefit Plan obligation at June 30, 2001 were 7.25% and 4.75%, respectively.

ESOP - The Company adopted the ESOP in connection with the Bank's conversion to stock ownership.  The ESOP borrowed $11,638 from the Company and used the funds to purchase 2,618,550 shares of the Company's common stock.  The loan was originally to be repaid principally from the Bank's discretionary contributions to the ESOP over a period of time not to exceed 10 years from the date of the conversion.  Effective July 1, 2000 the loan agreement was amended to extend the repayment period to thirty years from the date of the conversion, with the right of optional prepayment.  In exchange for the extension of the loan agreement, various benefits were offered to participants, which included the addition of pre-tax employee contributions to the 401(k) Plan, a 3% annual employer contribution to the ESOP (which is automatically transferred to the 401(k) Plan), and the pass-through of cash dividends received by the ESOP to the individual participants.  The loan had an outstanding balance of $5,661, $6,128 and $6,602, respectively at December 31, 2002 and June 30, 2002 and 2001, and a fixed rate of 8.0%.

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.  Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation.  The ESOP vests at a rate of 25% per year of service beginning after two years, with full vesting after five years, or upon attainment of age 65, death, disability, retirement or in the event of a "change of control" of the Company as defined in the ESOP.  Common stock allocated to participating employees totaled 99,478 shares, 49,739 shares, 99,478 shares, 64,591 shares and 261,855 shares , respectively, during the six months ended December 31, 2002 and 2001 and the years ended June 30, 2002, 2001 and 2000, respectively.  The ESOP benefit expense recorded in accordance with Statement of Position No. 93-6 for allocated shares totaled $1,073, $772, $1,838, $1,060 and $2,167, respectively, for the six months ended December 31, 2002 and 2001, and the years ended June 30, 2002, 2001 and 2000.

Effective July 1, 2000, the Company or the Bank is required to make a 100% vested cash contribution annually to all participants in the ESOP in the amount of 3% of "covered compensation" as defined in the ESOP.  This contribution is guaranteed through December 31, 2006 (unless the ESOP is terminated prior thereto) and will be discretionary after that date.  This contribution is automatically transferred to the 401(k) Plan, and the participant possesses the ability to invest this contribution in any of the investment options offered under the 401(k) Plan.  This annual contribution is made in January of each year based upon the total covered compensation through December 31st of the previous year.

Stock Benefit Plans

RRP - In December 1996, the Company's shareholders approved the RRP, which is designed to retain key officers and directors of the Company and Bank, as well as to provide these persons with a proprietary interest in the Company.  On February 1, 1997, the Company allocated 1,309,275 shares of stock to employees and outside directors.  These shares vested in equal installments on February 1, 1998, 1999, 2000, 2001, and 2002.   On each vesting date, the RRP re-acquired shares that were sold by RRP participants in order to fund income tax obligations associated with their individual vesting of shares.  In addition, during the period February 1, 1997 through February 1, 2002 the RRP re-acquired shares that were forfeited by participants.  The shares re-acquired by the RRP during the period February 1, 1997 through February 1, 2002, either through the repurchase or forfeiture of previously allocated shares, totaled 229,198.  On May 17, 2002, a grant of 45,000 RRP shares was made to executive officers of the Company or the Bank.  These shares vest as follows:  20% on November 25, 2002, and 20% each on April 25, 2003, 2004, 2005 and 2006.  On November 25, 2002, the RRP re-acquired 3,523 shares of common stock that were sold by RRP participants in order to fund income tax obligations associated with their individual vesting of shares on that date.  At December 31, 2002, 187,721 shares held by the RRP remain eligible for future allocation.  The Company continues to account for compensation expense under the RRP pursuant to Accounting Principles Board No. 25, measuring compensation cost based upon the average acquisition value of the RRP shares.

The following is a summary of activity related to the RRP for the six months ended December 31, 2002 and 2001 and the years ended June 30, 2002, 2001 and 2000:

	At or for the Six-Months Ended December 31,		At or for the Year Ended June 30,
	2002	2001	2002	2001	2000
Shares acquired (a)	3,523	-	50,226	43,171	30,569
Shares vested	9,000	-	232,776	232,776	232,776
Shares allocated	-	-	45,000	-	-
Unallocated shares - end of period	187,721	178,972	184,198	178,972	135,801
Unvested allocated shares – end of period	36,000	232,776	45,000	232,776	465,552
Compensation recorded to expense	$143	$964	$1,152	$1,928	$1,928

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

On December 26, 1996, 3,135,198 stock options were granted to outside directors, officers and certain employees.  No stock options may be granted under the 1996 Stock Option Plan after December 26, 2006, all of which are fully exercisable at December 31, 2002.  On January 21, 1999, holders of stock options which had been granted by FIBC to purchase 218,193 shares of FIBC common stock were converted into options to purchase 398,888 shares of the Company's common stock (the "Converted Options").  The expiration dates on all Converted Options remained unchanged from the initial grant by FIBC, and all Converted Options were fully exercisable at June 30, 2002.  On January 20, 2000, 149,625 stock options remaining under the 1996 Stock Option Plan were granted to officers and certain employees.  All of these stock options expire on January 20, 2010.  One-fifth of the shares granted to participants under this grant are exercisable by participants on January 20, 2001, 2002, 2003, 2004 and 2005, respectively.

2001 Stock Option Plan - In September, 2001, the Company adopted the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (the "2001 Stock Option Plan"), which permits the Company to grant up to 1,181,250 incentive or non-qualified stock options to officers and other employees of the Company or the Bank and 168,750 non-qualified stock options to outside directors of the Company or Bank.  On November 21, 2001, 360,300 stock options under the 2001 Stock Option Plan were granted to officers and certain employees.  All of these stock options expire on November 21, 2011.  One-fourth of the options granted to participants under this grant become exercisable by participants on November 21, 2002, 2003, 2004 and 2005, respectively.  On November 21, 2001, 45,000 stock options under the 2001 Stock Option Plan were granted to outside directors.  All of these stock options expire on November 21, 2011 and became exercisable by the respective directors on November 21, 2002.  The Compensation Committee of the Board of Directors administers the 2001 Stock Option Plan and authorizes all option grants.

Combined activity related to the 1996 and 2001 Stock Option Plans for the six months ended December 31, 2002 and 2001 and the fiscal years ended June 30, 2002, 2001 and 2000 is as follows:

	At or for the Six Months Ended December 31,		At or for the Year Ended June 30,
	2002	2001	2002	2001	2000
Options outstanding - beginning of period	2,739,280	3,410,249	3,410,249	3,580,514	3,431,711
Options granted	-	405,300	405,300	-	149,625
Weighted average exercise price of grants	-	$16.36	$16.36	-	$6.84
Options exercised	382,716	606,781	1,073,869	165,765	822
Weighted average exercise price of exercised options	$6.38	$6.45	$6.31	$4.76	$2.30
Options forfeited	2,850	-	2,400	4,500	-
Weighted average exercise price of forfeited options	$11.85	-	$12.79	$6.76	-
Options outstanding - end of period	2,353,714	3,208,768	2,739,280	3,410,249	3,580,514
Weighted average exercise price on outstanding options - end of period	$7.90	$7.47	$7.70	$6.23	$6.17
Remaining options available for grant under the plans	954,655	954,655	954,655	9,955	9,955
Exercisable options at end of period	2,000,000	2,687,368	2,248,405	2,727,709	2,297,109
Weighted average exercise price on exercisable options - end of period	$6.82	$6.16	$6.17	$6.16	$5.98

Information regarding the range of exercise prices and weighted average remaining contractual life of both options outstanding and options exercisable as of December 31, 2002 is summarized as follows:

Range of Exercise Prices	Outstanding as of December 31, 2002	Exercisable as of December 31, 2002	Weighted Average Exercise Price	Weighted Average Contractual Years Remaining
$3.00 - $3.50	20,566	20,566	$3.47	3.8
$4.00 - $4.50	252,056	252,056	4.28	4.3
$6.00 - $6.50	1,572,242	1,572,242	6.45	4.0
$6.50 - $7.00	106,550	20,825	6.84	7.1
$16.00 - $16.50	402,300	134,311	16.36	8.9

The weighted average fair value per option at the date of grant/conversion for stock options granted/converted was estimated as follows:

	Granted Options(a)	FIBC Converted Options

Estimated fair value on date of grant/conversion	$2.94	$6.14
Pricing methodology utilized	Binomial Option/ Black- Scholes	Binomial Option
Expected life (in years)	7.5	7.5
Interest rate	5.65%	5.25%
Volatility	25.15	22.78
Dividend yield	1.64	2.00

(a) Represents weighted average values of stock options granted on December 26, 1996, January 20, 2000, and November 21, 2001.

16.   COMMITMENTS AND CONTINGENCIES

Mortgage Loan Commitments and Lines of Credit - At December 31, 2002 and June 30, 2002 and 2001, the Bank had outstanding commitments to make real estate loans aggregating approximately $112,225, $57,248 and $64,240, respectively.

At December 31, 2002, commitments to originate fixed-rate and adjustable-rate real estate loans were $16,108 and $96,117 respectively.  Interest rates on fixed-rate commitments ranged between 4.75% and 7.0%. Substantially all of the Bank's commitments will expire within three months of their acceptance by the prospective borrower.  A concentration risk exists with these commitments as virtually all of the outstanding mortgage loan commitments involve multi-family and underlying cooperative properties located within the New York City metropolitan area.

The Bank had available at December 31, 2002 unused lines of credit with the FHLBNY totaling $100,000 expiring on September 13, 2003.

Lease Commitments - At December 31, 2002, aggregate minimum annual rental commitments on leases are as follows:

Year Ended December 31,	Amount
2003	$953
2004	895
2005	857
2006	874
2007	855
Thereafter	3,813
Total	$8,247

Rental expense for the six months ended December 31, 2002 and 2001 and the years ended June 30, 2002, 2001 and 2000 approximated $533, $437, $906, $812 and $742, respectively.

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

Borrowed Funds - For borrowed funds with stated maturity or subsequent interest rate repricing dates occurring within one year, the carrying value is the best estimate of fair value.  For borrowings with stated maturity or subsequent interest rate repricing dates occurring after one year, the fair value is measured by the discounted cash flows through contractual maturity or next interest repricing date, or an earlier call date if the borrowing is expected to be called, as of the balance sheet date.  The carrying amount of accrued interest payable on borrowed funds is its fair value.

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

The estimated fair values of the Company's consolidated financial instruments at December 31, 2002 and June 30, 2002 and 2001 were as follows:

December 31, 2002	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$21,487	$21,487
Investment securities held to maturity	825	835
Investment securities available for sale	104,564	104,564
Mortgage-backed securities held to maturity	2,249	2,337
Mortgage-backed securities available for sale	360,703	360,703
Loans, net	2,150,033	2,241,390
Loans held for sale	4,586	4,586
Federal funds sold and short-term investments	114,291	114,291
Accrued interest receivable	15,101	15,101
FHLBNY stock	34,890	34,890
Liabilities:
Savings, money market, NOW, Super NOW and checking accounts	1,097,035	1,097,035
Certificates of Deposit	830,140	840,379
Escrow and other deposits	36,678	36,678
Borrowed funds	675,541	713,837
Accrued interest payable	3,630	3,630
Off Balance Sheet
Commitments to extend credit	-	(1,817)

June 30, 2002	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$25,780	$25,780
Investment securities held to maturity	875	884
Investment securities available for sale	138,577	138,577
Mortgage-backed securities held to maturity	3,275	3,409
Mortgage-backed securities available for sale	288,212	288,212
Loans and loans held for sale	2,104,884	2,178,045
Federal funds sold and short-term investments	76,474	76,474
Accrued interest receivable	15,828	15,828
FHLBNY stock	34,365	34,365
Liabilities:
Savings, money market, NOW, Super NOW and checking accounts	1,032,029	1,032,986
Certificates of Deposit	748,005	754,560
Escrow and other deposits	45,706	45,706
Borrowed funds	697,717	717,384
Accrued interest payable	5,245	5,245
Off Balance Sheet
Commitments to extend credit	-	(847)

June 30, 2001	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$25,319	$25,319
Investment securities held to maturity	3,784	3,819
Investment securities available for sale	91,357	91,357
Mortgage-backed securities held to maturity	8,160	8,326
Mortgage-backed securities available for sale	430,287	430,287
Loans and loans held for sale	1,944,902	2,016,550
Federal funds sold and short-term investments	36,619	36,619
Accrued interest receivable	15,275	15,275
FHLBNY stock	44,382	44,382
Liabilities:
Savings, money market, NOW, Super NOW and checking accounts	737,239	737,518
Certificates of Deposit	691,193	694,611
Escrow and other deposits	39,960	39,960
Borrowed funds	970,288	971,819
Accrued interest payable	7,606	7,606
Off Balance Sheet
Commitments to extend credit	-	(811)

18.   TREASURY STOCK

The Company purchased 545,500 shares, 297,000 shares, 750,524 shares, 919,930 shares and 2,501,503 shares of its common stock into treasury during the six months ended December 31, 2002 and 2001 and the years ended June 30, 2002, 2001 and 2000, respectively.  All shares were purchased in accordance with applicable regulations of the Office of Thrift Supervision ("OTS") and the Securities and Exchange Commission.

19.   REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to satisfy minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must satisfy specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated pursuant to regulatory accounting practices.  The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below).  The Bank's primary regulatory agency, the OTS, requires that the Bank maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, and total risk-based capital (as defined in the regulations) of 8%.  In addition, insured institutions in the strongest financial and managerial condition, with a rating of one (the highest rating of the OTS under the Uniform Financial Institutions Rating System) are required to maintain a Leverage Capital Ratio  (the "Leverage Capital Ratio") of not less than 3.0% of total assets.  For all other banks, the minimum Leverage Capital Ratio requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the institution.  The Bank is also subject to prompt corrective action requirement regulations promulgated by the Federal Deposit Insurance Corporation.  These regulations require the Bank to maintain a minimum of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations).  Management believes, as of December 31, 2002, that the Bank satisfies all capital adequacy requirements to which it is subject.

As of December 31, 2002, the Bank satisfied all criteria necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action.  To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of December 31, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$205,991	7.19%	$43,000	1.5%	N/A	N/A
Leverage capital	205,991	7.19	114,667	4.0%	N/A	N/A
Total risk-based capital (to risk weighted assets)	221,448	13.17	134,476	8.0%	168,095	10.00
Tier I risk-based capital (to risk weighted assets)	205,991	12.25	N/A	N/A	100,857	6.00
Tier I leverage capital (to average assets)	205,991	7.13	N/A	N/A	143,738	5.00

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of June 30, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$188,668	6.91%	$40,927	1.5%	N/A	N/A
Leverage capital	188,668	6.91	109,138	4.0%	N/A	N/A
Total risk-based capital (to risk weighted assets)	204,038	12.94	126,111	8.0%	$157,639	10.00%
Tier I risk-based capital (to risk weighted assets)	188,668	11.97	N/A	N/A	94,584	6.00
Tier I leverage capital (to average assets)	188,668	6.90	N/A	N/A	136,718	5.00

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of June 30, 2001	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$159,368	6.10%	$39,200	1.5%	N/A	N/A
Leverage capital	159,368	6.10	104,500	4.0%	N/A	N/A
Total risk-based capital (to risk weighted assets)	174,827	12.57	111,250	8.0%	$139,100	10.00%
Tier I risk-based capital (to risk weighted assets)	159,368	11.46	N/A	N/A	83,500	6.00
Tier I leverage capital (to average assets)	159,368	6.24	N/A	N/A	127,700	5.00

The following is a reconciliation of GAAP capital to regulatory capital for the Bank:

	At December 31, 2002
	Tangible Capital	Leverage Capital	Risk-Based Capital
GAAP capital	$265,297	$265,297	$265,297
Non-allowable assets:
Core deposit intangible	(1,698)	(1,698)	(1,698)
Accumulated other comprehensive income	(1,970)	(1,970)	(1,970)
Goodwill	(55,638)	(55,638)	(55,638)
General valuation allowance	-	-	15,457
Regulatory capital	205,991	205,991	221,448
Minimum capital requirement	43,000	114,667	134,476
Regulatory capital excess	$162,991	$91,324	$86,972

At June 30,		2002		2001
	Tangible Capital	Leverage Capital	Risk-Based Capital	Tangible Capital	Leverage Capital	Risk-Based Capital
GAAP capital	$248,174	$248,174	$248,174	$220,757	$220,757	$220,757
Non-allowable assets:
Core deposit intangible	(2,110)	(2,110)	(2,110)	(2,935)	(2,935)	(2,935)
Accumulated other comprehensive income	(1,758)	(1,758)	(1,758)	(2,816)	(2,816)	(2,816)
Goodwill	(55,638)	(55,638)	(55,638)	(55,638)	(55,638)	(55,638)
General valuation allowance	-	-	15,370	-	-	15,459
Regulatory capital	188,668	188,668	204,038	159,368	159,368	174,827
Minimum capital requirement	40,927	109,138	126,111	39,200	104,500	111,250
Regulatory capital excess	$147,741	$79,530	$77,927	$120,168	$54,868	$63,577

20.   QUARTERLY FINANCIAL INFORMATION

The following represents the unaudited results of operations for each of the quarters during the six months ended December 31, 2002 and 2001 and the years ended June 30, 2002 and 2001.  The quarterly financial information for the six months ended December 31, 2001 is included within the quarterly financial information for the year ended June 30, 2002.

For the three months ended	September 30, 2002	December 31, 2002
Net interest income	$24,223	$22,968
Provision for loan losses	60	60
Net interest income after provision for loan losses	24,163	22,908
Non-interest income	3,490	7,275
Non-interest expense	10,127	10,241
Income before income taxes	17,526	19,942
Income tax expense	6,598	7,410
Net income	$10,928	$12,532
Earnings per share (1):
Basic	$0.45	$0.52
Diluted	$0.43	$0.50

For the three months ended	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002
Net interest income	$18,956	$20,448	$22,050	$20,883
Provision for loan losses	60	60	60	60
Net interest income after provision for loan losses	18,896	20,388	21,990	20,823
Non-interest income	2,587	3,016	3,212	6,022
Non-interest expense	8,322	8,781	8,886	9,442
Income before income taxes	13,161	14,623	16,316	17,403
Income tax expense	4,837	5,432	6,161	6,396
Net income	$8,324	$9,191	$10,155	$11,007
Earnings per share (1):
Basic	$0.35	$0.39	$0.42	$0.45
Diluted	$0.33	$0.37	$0.40	$0.43

For the three months ended	September 30, 2000	December 31, 2000	March 31, 2001	June 30, 2001
Net interest income	$15,847	$16,540	$16,967	$18,251
Provision for loan losses	60	560	60	60
Net interest income after provision for loan losses	15,787	15,980	16,907	18,191
Non-interest income	1,802	2,771	2,201	2,518
Non-interest expense	8,367	8,802	8,785	9,142
Income before income taxes	9,222	9,949	10,323	11,567
Income tax expense	3,649	3,957	3,763	4,452
Net income	$5,573	$5,992	$6,560	$7,115
Earnings per share (1):
Basic	$0.23	$0.25	$0.28	$0.30
Diluted	$0.22	$0.24	$0.26	$0.28

(1) The quarterly earnings per share amounts, when added, may not coincide with the full fiscal year earnings per share reported on the Consolidated Statement of Operations due to differences in the computed weighted average shares outstanding as well as rounding differences.

21.   CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following statements of condition as of December 31, 2002 and June 30, 2002 and 2001, and the related statements of operations and cash flows for the six months ended December 31, 2002 and 2001 and the years ended June 30, 2002, 2001 and 2000, reflect the Company's investment in its wholly-owned subsidiaries, the Bank and 842 Manhattan Avenue Corp., using the equity method of accounting:

DIME COMMUNITY BANCSHARES, INC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	At December 31,	At June 30,
	2002	2002	2001
ASSETS:
Cash and due from banks	$54	$728	$87
Investment securities available for sale	6,963	7,134	9,861
Mortgage-backed securities available for sale	9,208	12,069	25,033
Federal funds sold and short term investments	2,757	1,889	11,045
ESOP loan to subsidiary	5,661	6,128	6,602
Investment in subsidiary	265,649	248,519	221,090
Other assets	1,172	1,034	1,189
Total assets	$291,464	$277,501	$274,907

LIABILITIES AND STOCKHOLDERS' EQUITY:
Securities sold under agreement to repurchase	-	$2,000	$21,325
Subordinated notes payable	$25,000	25,000	25,000
Other liabilities	727	760	1,466
Stockholders' equity	265,737	249,741	227,116
Total liabilities and stockholders' equity	$291,464	$277,501	$274,907

DIME COMMUNITY BANCSHARES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands) (Unaudited for the six months ended December 31, 2001)

	Six Months Ended December 31,		Year Ended June 30,
	2002	2001	2002	2001	2000
Net interest loss	$(473)	$(200)	$(654)	$(341)	$1,214
Dividends received from Bank	15,000	2,500	13,500	9,500	18,013
Non-interest income	-	5	2,015	972	117
Non-interest expense	(528)	(351)	(741)	(519)	(447)
Income before income taxes and equity in undistributed earnings of direct subsidiaries	13,999	1,954	14,120	9,612	18,897
Income tax credit (expense)	458	250	(240)	60	(435)
Income before equity in undistributed earnings of direct subsidiaries	14,457	2,204	13,880	9,672	18,462
Equity in undistributed earnings of subsidiaries	9,003	15,311	24,797	15,568	3,912
Net income	$23,460	$17,515	$38,677	$25,240	$22,374

DIME COMMUNITY BANCSHARES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)  (Unaudited for the six months ended December 31, 2001)

	Six Months Ended December 31.		Year Ended June 30,
	2002	2001	2002	2001	2000
Cash flows from Operating Activities:
Net income	$23,460	$17,515	$38,677	$25,240	$22,374
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of direct subsidiaries	(9,003)	(15,311)	(24,797)	(15,568)	(3,912)
Gain on sale of assets	-	-	(2,004)	(972)	(117)
Net accretion of discount on securities available for sale	15	61	91	77	279
Decrease (Increase) in other assets	(137)	366	151	67	(992)
(Decrease) increase in other liabilities	224	(28)	(19)	1,170	(9)
Net cash provided by operating activities	14,559	2,603	12,099	10,014	17,623

Cash flows from Investing Activities:
(Increase) Decrease in federal funds sold and short-term investments	(868)	3,329	9,156	(2,215)	(5,313)
Proceeds from sale of investment securities available for sale	-	-	4,582	2,227	341
Proceeds from calls and maturities of investment securities available for sale	-	-	-	9,000	-
Proceeds from transfer of securities	243	-	-	-	-
Purchases of investment securities available for sale	(319)	(1,170)	(1,196)	(262)	(10,069)
Purchases of mortgage-backed securities available for sale	-	-	-	-	(9,906)
Principal repayments on mortgage-backed securities available for sale	2,775	8,016	12,726	17,735	12,779
Principal repayments on ESOP loan	467	474	474	250	1,164
Net cash provided by (used in) investing activities	2,298	10,649	25,742	26,735	(11,004)

Cash flows from Financing Activities:
Issuance of common stock	4	6	10	-	-
Cash disbursed in payment of stock dividend	-	(6)	(17)	-	-
Decrease in securities sold under agreement to repurchase	(2,000)	(6,625)	(19,325)	(17,801)	(4,640)
Proceeds from issuance of subordinated notes payable	-	-	-	-	25,000
Common stock issued for exercise of Stock Options	2,439	3,910	6,689	-	-
Cash dividends paid to stockholders	(6,205)	(4,696)	(9,867)	(8,733)	(7,704)
Purchase of treasury stock	(11,769)	(4,956)	(14,690)	(9,296)	(19,299)
Purchase of common stock by Benefit Maintenance Plan	-	-	-	(869)	-
Net cash used in financing activities	(17,531)	(12,367)	(37,200)	(36,699)	(6,643)

Net (decrease) increase in cash and due from banks	(674)	885	641	50	(24)
Cash and due from banks, beginning of period	728	87	87	37	61
Cash and due from banks, end of period	54	972	$728	$87	$37

22.   SUBSEQUENT EVENT

On January 28, 2003, the Bank sold $7,400 of recently originated multi-family residential loans to Fannie Mae.  A gain of $113 was realized on this sale, net of a reserve allocation of $34 taken on the loans sold.  A net servicing asset of $42 was also recorded related to the loans that were sold, for which the Bank will retain all servicing.

*   *   *   *   *

Exhibit

Number

------------

3.1

Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc.

3.2

Amended and Restated Bylaws of Dime Community Bancshares, Inc.

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

10.10

Retirement Plan for Board Members of Dime Community Bancorp, Inc. (5)

10.11

Dime Community Bancorp, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees, as  amended by amendments number 1 and 2. (5)

10.12

Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc., as amended by amendments number 1 and 2. (5)

10.13

Form of stock option agreement for Outside Directors under Dime Community Bancshares, Inc. 1996 and 2001 Stock Option Plans for Outside Directors, Officers and Employees. (5)

10.14

Form of stock option agreement for officers and employees under Dime Community Bancshares, Inc. 1996 and 2001 Stock Option Plans for Outside Directors, Officers and Employees (5)

10.15

Form of award notice for outside directors under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc. (5)

10.16

Form of award notice for officers and employees under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc. (5)

10.17

Financial Federal Savings Bank Incentive Savings Plan in RSI Retirement Trust. (7)

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

99.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

99.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(1)

Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 filed on September 28, 1998.

(2)

Incorporated by reference to the registrant's Current Report on Form 8-K dated April 9, 1998 and filed on April 16, 1998.

(3)

Incorporated by reference to the registrant's Current Report on Form 8-K dated July 18, 1998 and filed on July 20, 1998, and amended in July 27, 1998.

(4)

Incorporated by reference to Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed on September 26, 1997.

(5)

Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed on September 26, 1997.

(6)

Incorporated by reference to the registrant's Current Report on Form 8-K, dated July 18, 1998 and filed on July 20, 1998, and amended in July 27, 1998.

(7)

Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed on September 28, 2000.