Form 10-Q
period 2003-03-31
DIME COMMUNITY BANCSHARES INC
filed 2003-05-15
CIK 1005409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

YES  X    NO ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES

 X

NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock

Number of Shares Outstanding at April 30, 2003

$.01 Par Value

25,442,452

#

	PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements
	Consolidated Statements of Financial Condition at March 31, 2003 (Unaudited) and December 31, 2002	3
	Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002 (Unaudited)	4
	Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended March 31, 2003 and 2002 (Unaudited) and Statements of Comprehensive Income for the Three Months Ended March 31, 2003 and 2002 (Unaudited)	5
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21-22
Item 4.	Controls and Procedures	23

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 2.	Changes in Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits and Reports on Form 8-K	23-24
	Signatures	25
	Certification of Chief Executive Officer	26
	Certification of Chief Financial Officer	27

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share amounts)

	March 31, 2003 (Unaudited)	December 31, 2002
ASSETS:
Cash and due from banks	$37,104	$21,487
Federal funds sold and short-term investments	108,636	114,291
Encumbered investment securities held-to-maturity (estimated fair value of $835 and $835 at March 31, 2003 and December 31, 2002, respectively)	825	825
Unencumbered investment securities available for sale	77,002	104,564
Mortgage-backed securities held-to-maturity (estimated fair value of $1,971 and $2,337 at March 31, 2003 and December 31, 2002, respectively):
Encumbered	984	759
Unencumbered	897	1,490
	1,881	2,249
Mortgage-backed securities available for sale:
Encumbered	103,232	107,918
Unencumbered	425,573	252,785
	528,805	360,703
Loans:
Real estate	2,169,066	2,160,738
Other loans	4,178	4,753
Less allowance for loan losses	(15,516)	(15,458)
Total loans, net	2,157,728	2,150,033
Loans held for sale	142	4,586
Premises and fixed assets, net	16,277	15,862
Federal Home Loan Bank of New York capital stock	31,150	34,890
Other real estate owned, net	-	134
Goodwill	55,638	55,638
Other assets	79,336	81,112
Total Assets	$3,094,524	$2,946,374
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors	$2,043,223	$1,927,175
Escrow and other deposits	54,796	36,678
Securities sold under agreements to repurchase	85,978	95,541
Federal Home Loan Bank of New York advances	555,000	555,000
Subordinated notes payable	25,000	25,000
Other liabilities	60,343	41,243
Total Liabilities	2,824,340	2,680,637
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at March 31, 2003 and December 31, 2002)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 32,003,149 shares and 31,935,399 shares issued at March 31, 2003 and December 31, 2002, respectively, and 25,423,452 shares and 25,646,702 shares outstanding at March 31, 2003 and December 31, 2002, respectively)	320	319
Additional paid-in capital	173,228	172,460
Retained earnings	206,363	196,309
Accumulated other comprehensive income, net of taxes	1,843	2,076
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(5,547)	(5,661)
Unearned and unallocated common stock of Recognition and Retention Plan ("RRP")	(2,614)	(2,641)
Common stock held by Benefit Maintenance Plan ("BMP")	(4,187)	(3,867)
Treasury stock, at cost (6,579,697 shares and 6,288,697 shares at March 31, 2003 and December 31, 2002, respectively)	(99,222)	(93,258)
Total Stockholders' Equity	270,184	265,737
Total Liabilities And Stockholders' Equity	$3,094,524	$2,946,374

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2003	2002
Interest income:
Loans secured by real estate	$37,873	$38,922
Other loans	68	68
Mortgage-backed securities	4,069	4,716
Investment securities	907	1,161
Other	983	883
Total interest income	43,900	45,750

Interest expense:
Deposits and escrow	10,221	11,294
Borrowed funds	7,410	12,406
Total interest expense	17,631	23,700
Net interest income	26,269	22,050
Provision for loan losses	60	60
Net interest income after provision for loan losses	26,209	21,990

Non-interest income:
Service charges and other fees	1,413	1,215
Net gain (loss) on sales of loans	592	(3)
Net gain on sales and redemptions of securities and other assets	64	47
Income from Bank owned life insurance	561	549
Prepayment fee income	2,428	1,144
Other	307	260
Total non-interest income	5,365	3,212

Non-interest expense:
Salaries and employee benefits	4,620	4,425
ESOP and RRP compensation expense	546	649
Occupancy and equipment	1,236	988
Federal deposit insurance premiums	80	71
Data processing costs	746	557
Core deposit intangible amortization	206	206
Other	2,235	1,990
Total non-interest expense	9,669	8,886

Income before income taxes	21,905	16,316
Income tax expense	8,268	6,161
Net income	$13,637	$10,155

Earnings per Share:
Basic	$0.57	$0.42
Diluted	$0.55	$0.40

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended March 31,
	2003	2002
Common Stock (Par Value $0.01):
Balance at beginning of period	$319	$309
Shares issued in exercise of options	1	2
Balance at end of period	320	311

Additional Paid-in Capital:
Balance at beginning of period	172,460	158,149
Cash paid for fractional shares of stock dividend	-	(5)
Stock options exercised	364	1,868
Tax Benefit of RRP	-	358
Amortization of excess fair value over cost – ESOP stock	404	435
Balance at end of period	173,228	160,805

Retained earnings:
Balance at beginning of period	196,309	163,077
Net income for the period	13,637	10,155
Cash dividends declared and paid	(3,583)	(2,586)
Balance at end of period	206,363	170,646

Accumulated other comprehensive income:
Balance at beginning of period	2,076	4,803
Change in other comprehensive (loss) income during the period, net of taxes	(233)	(833)
Balance at end of period	1,843	3,970

Employee Stock Ownership Plan:
Balance at beginning of period	(5,661)	(6,128)
Amortization of earned portion of ESOP stock	114	117
Balance at end of period	(5,547)	(6,011)

Recognition and Retention Plan:
Balance at beginning of period	(2,641)	(1,935)
Common stock acquired by RRP	-	(964)
Amortization of earned portion of RRP stock	27	161
Balance at end of period	(2,614)	(2,738)

Treasury Stock:
Balance at beginning of period	(93,258)	(71,755)
Purchase of treasury shares, at cost	(5,964)	(4,158)
Balance at end of period	(99,222)	(75,913)

Common Stock Held by Benefit Maintenance Plan:
Balance at beginning of period	(3,867)	(2,659)
Common stock acquired	(320)	(1,208)
Balance at end of period	(4,187)	(3,867)

Statements of Comprehensive Income
Net Income	$13,637	$10,155
Reclassification adjustment for securities sold, net of taxes of $4 during the three months ended March 31, 2002	-	(5)
Net unrealized securities losses arising during the period, net of tax benefit of $198 and $705 during the three months ended March 31, 2003 and 2002, respectively	(233)	(827)
Comprehensive Income	$13,404	$9,323

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$13,637	$10,155
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss (gain) on investment and mortgage backed securities sold	-	(9)
Net (gain) loss on sale of loans held for sale	(592)	4
Net gain on sale of other assets	(64)	(38)
Net depreciation and amortization	(53)	386
ESOP and RRP compensation expense	546	650
Provision for loan losses	60	60
Origination of loans held for sale	(24,080)	(69)
Proceeds from sale of loans held for sale	29,116	419
Proceeds from sale of other real estate owned	198	104
Decrease in other assets	2,013	101
Increase in other liabilities	19,100	7,458
Net cash provided by operating activities	39,881	19,221
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in other short term investments	5,626	(39,525)
Proceeds from maturities of investment securities available for sale	12,500	2,000
Proceeds from calls of investment securities available for sale	15,000	7,450
Proceeds from sales of investment securities available for sale	-	4,008
Purchases of investment securities available for sale	(282)	(4,517)
Purchases of mortgage backed securities available for sale	(253,153)	(10,328)
Principal collected on mortgage backed securities held to maturity	368	712
Principal collected on mortgage backed securities available for sale	85,590	59,619
Net increase in loans	(7,755)	(47,221)
Purchases of fixed assets	(748)	(444)
Redemption of Federal Home Loan Bank stock	3,740	3,238
Net cash used in investing activities	(139,364)	(25,008)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in due to depositors	116,048	83,100
Net increase in escrow and other deposits	18,118	17,825
Decrease in securities sold under agreements to repurchase	(9,563)	(91,349)
Cash dividends paid	(3,583)	(2,586)
Stock options exercised and tax benefits of RRP	364	2,232
Purchases of common stock of RRP and BMP	(320)	(2,172)
Purchase of treasury stock	(5,964)	(4,158)
Net cash provided by financing activities	115,100	2,892
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	15,617	(2,895)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	21,487	27,212
CASH AND DUE FROM BANKS, END OF PERIOD	$37,104	$24,317
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	3,504	3,481
Cash paid for interest	17,126	23,809
Increase in accumulated other comprehensive income	(233)	(833)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   NATURE OF OPERATIONS

Dime Community Bancshares, Inc. (the "Holding Company," and together with its direct and indirect subsidiaries, the "Company") is a Delaware corporation and parent company of The Dime Savings Bank of Williamsburgh (the "Bank"), a federally-chartered stock savings bank.  The Holding Company's direct subsidiaries are the Bank and 842 Manhattan Avenue Corp.  The Bank's direct subsidiaries are Havemeyer Equities Corp. (''HEC''), Boulevard Funding Corp., Havemeyer Investments, Inc. and DSBW Residential Preferred Funding Corp.  HEC has one direct subsidiary, DSBW Preferred Funding Corporation.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of March 31, 2003, and the results of operations, changes in stockholders' equity, comprehensive income and cash flows for the three-month periods ended March 31, 2003 and 2002.  The results of operations for the three-months ended March 31, 2003 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2003.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the transitional period ended December 31, 2002 and notes thereto.

3.   TREASURY STOCK

During the three months ended March 31, 2003, the Holding Company repurchased 291,000 shares of its common stock into treasury.  All shares were  recorded at the acquisition cost, which totaled $6.0 million during the three months ended March 31, 2003.

4.   ACCOUNTING FOR GOODWILL

Prior to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on July 1, 2001, goodwill generated from the Holding Company's acquisition of Conestoga Bancorp, Inc. was amortized to expense on a straight line basis based upon a twelve year amortization period, and goodwill generated from the Holding Company's acquisition of Financial Bancorp, Inc. was amortized to expense on a straight line basis based upon a twenty year amortization period.

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

The Company completed the transitional impairment test for goodwill as of July 1, 2001, and concluded that no potential impairment existed.  The Company subsequently designated the last day of its fiscal year as its annual date for impairment testing.  The Company performed an impairment test as of December 31, 2002 and concluded that no potential impairment of goodwill existed.  No events have occurred or circumstances have changed subsequent to December 31, 2002 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or changes in circumstances would require an immediate impairment test to be performed in accordance with SFAS 142.

Net income for the three months ended both March 31, 2003 and 2002 reflect adoption of SFAS 142 by the Company.  Changes in the carrying amount of goodwill and other intangible assets for all the periods presented are as follows:

Core Deposit Intangible			Goodwill
	March 31, 2003	December 31, 2002		March 31, 2003	December 31, 2002
(Dollars in thousands)
Original Amount	$4,950	$4,950	Original Amount	$73,107	$73,107
Accumulated Amortization	(3,458)	(3,252)	Accumulated Amortization	(17,469)	(17,469)
Net Carrying Value	$1,492	$1,698	Net Carrying Value	$55,638	$55,638

In conjunction with the adoption of SFAS 142, the Company also re-assessed the useful lives and classification of its identifiable intangible assets and determined that they remain appropriate.  Aggregate amortization expense related to the core deposit intangible was $206,000 for both the three months ended March 31, 2003 and 2002.  Estimated future amortization expense related to the core deposit intangible is as follows:

For the Fiscal Year Ending December 31:
(Dollars in thousands)
2003	$619
2004	825
2005	48
$1,492

5.   ACCOUNTING FOR STOCK BASED COMPENSATION

The Company maintains the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc.  ("RRP"), the Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees and the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (collectively the "Stock Option Plans"), which are all subject to the accounting requirements of SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148 "Accounting for Stock-Based Compensation – Transition and Disclosures, an Amendment of FASB Statement No. 123" (collectively "SFAS 123").  SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company accounts for stock-based compensation under the Stock Option Plans using the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations.  Accordingly, no stock-based compensation cost has been reflected in net income for stock options as the market value of the underlying common stock on the date of grant equaled the exercise price of the common stock for all options granted under Stock Option Plans.

In accordance with APB 25, compensation expense related to the RRP is recorded for all shares earned by participants during the period at the average historical acquisition cost of all allocated RRP shares.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation for the Stock Option Plans and RRP shares:

	Three Months Ended March 31,
	2003	2002
(Dollars in Thousands)
Net income, as reported	$13,637	$10,155
Less: Excess stock-based compensation expense determined under the fair value method over the stock-based compensation recorded for all plans, net of applicable taxes	(330)	(263)
Pro forma net income	$13,307	$9,892

Earnings per share
Basic, as reported	$0.57	$0.42
Basic, pro forma	0.55	0.41

Diluted, as reported	$0.55	$0.40
Diluted, pro forma	0.53	0.39

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.   See Note 15 to the Company's consolidated audited financial statements for the transition period ended December 31, 2002.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Explanatory Notes:  Dime Community Bancshares, Inc., together with its direct and indirect subsidiaries, shall hereafter be referred to as the "Company."  Dime Community Bancshares, Inc., exclusive of its direct and indirect subsidiaries, shall hereafter be referred to as the "Holding Company."  The Holding Company's primary wholly-owned subsidiary, The Dime Savings Bank of Williamsburgh, shall hereafter be referred to as the "Bank."

This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  These statements may be identified by use of words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "outlook," "plan," "potential," "predict," "project," "should," "will," "would" and similar terms and phrases, including references to assumptions.

Forward-looking statements are based upon various assumptions and analyses made by the Company in light of management's experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company's control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

•

the timing and occurrence or non-occurrence of events may be subject to circumstances beyond the Company's control;

•

there may be increases in competitive pressure among financial institutions or from non-financial institutions;

•

changes in the interest rate environment may reduce interest margins;

•

changes in deposit flows, loan demand or real estate values may adversely affect the business of the Bank;

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

General

The Holding Company is a Delaware corporation and holding company of the Bank, a federally chartered stock savings bank.   The Bank's principal business has been, and continues to be, gathering deposits from customers within its market area, and investing those deposits primarily in multi-family residential, commercial and one- to four-family residential real estate loans loans, construction loans, consumer loans, mortgage-backed securities, obligations of the U.S. Government and Government Sponsored Entities and corporate debt and equity securities.  Virtually all of these business activities are transacted through the Bank.

Selected Financial Highlights and Other Data

(Dollars in thousands except per share amounts)

	For the Three Months
	Ended March 31,
	2003	2002
Performance and Other Selected Ratios:
Return on Average Assets	1.82%	1.46%
Return on Average Stockholders' Equity	20.44	16.55
Stockholders' Equity to Total Assets	8.73	8.83
Tangible Equity to Total Tangible Assets	6.96	6.77
Loans to Deposits at End of Period	106.37	125.25
Loans to Earning Assets at End of Period	74.39	79.23
Interest Rate Spread (1)	3.36	2.89
Net Interest Margin (1)	3.68	3.34
Average Interest Earning Assets to Average Interest Bearing Liabilities	111.33	110.93
Non-Interest Expense to Average Assets	1.29	1.28
Efficiency Ratio	31.21	35.24
Effective Tax Rate	37.74	37.76
Dividend Payout Ratio	25.45	25.00
Average Tangible Equity	$207,526	$182,665
Per Share Data:
Reported EPS (Diluted)	$0.55	$0.40
Cash Dividends Paid Per Share	0.14	0.10
Stated Book Value	10.63	9.55
Tangible Book Value	8.31	7.16
Asset Quality Summary:
Net Charge-offs	$2	$72
Non-performing Loans	1,264	1,152
Other Real Estate Owned	-	114
Non-performing Loans/Total Loans	0.06%	0.05%
Non-performing Assets/Total Assets	0.04	0.05
Allowance for Loan Loss/Total Loans	0.71	0.74
Allowance for Loan Loss/Non-performing Loans	1,227.53	1,343.75
Regulatory Capital Ratios: (Bank Only)
Tangible Capital	6.97%	6.83%
Leverage Capital	6.97	6.83
Total Risk-based capital	13.21	12.79
Earnings to Fixed Charges Ratios
Including Interest on Deposits	2.24x	1.69x
Excluding Interest on Deposits	3.96	2.32

Footnotes on next page

(1)

Excluding prepayment expenses on borrowings of $1,014,000 recorded during the three months ended March 31, 2002, the interest rate spread was 3.06% and the net interest margin was 3.49% during the three months ended March 31, 2002.

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the six months ended December 31, 2002 contains a summary of the significant accounting policies. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policies with respect to its methodologies used to determine the allowance for loan losses, the valuation of mortgage servicing rights and asset impairment judgments, including the value of goodwill, other than temporary declines in the value of its securities, and loan income recognition are the Company’s most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a greater degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the Company's results of operations or financial condition.

The following is a description of the Company's critical accounting policies and an explanation of the methods and assumptions underlying their application. These critical policies and their application are reviewed periodically and at least annually with the Audit Committee of the Company's Board of Directors.

Allowance For Loan Losses. For a detailed description of the methods and assumptions underlying the allowance for loan losses, see "Item 1 – Business - Allowance for Loan Losses" in the Company's Transition Report on Form 10-K filed on March 28, 2003, and Notes 1 and 6 to the Audited Consolidated Financial Statements for the six months ended December 31, 2002.

Valuation Of Mortgage Servicing Rights ("MSR").  The cost of mortgage loans sold, with servicing rights retained, is allocated between the loans and the servicing rights based on their estimated fair values at the time of the loan sale. Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, net servicing income. The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that the Company believes market participants would use for similar assets. Capitalized loan servicing assets are stratified based on predominant risk characteristics of the underlying loans for the purpose of evaluating impairment. A valuation allowance is then established in the event the recorded value of an individual stratum exceeds fair value.

The fair value of the MSR is sensitive to changes in assumptions.  Changes in prepayment speed assumptions have the most significant impact on the fair value of the MSR.  In the event that loan prepayment activities increase due to increased loan refinancing, the fair value of the MSR would likely decline.  In the event that that loan prepayment activities decrease due to a decline in loan refinancing, the fair value of the MSR would likely increase.  Any measurement of the MSR is limited by the existing conditions and assumptions utilized at a particular point in time, and would not necessarily be appropriate if they were applied at a different point in time.  For a detailed description of the methods and assumptions underlying the valuation of MSR, see "Item 1 – Business – Lending Activities," in the Company's Transition Report on Form 10-K filed on March 28, 2003, and Note 7 to the Audited Consolidated Financial Statements for the six months ended December 31, 2002.

Asset Impairment Adjustments.  Certain of the Company’s assets are carried in its consolidated statements of financial condition at fair value or at the lower of cost or fair value. Valuation allowances are established when necessary to recognize impairment of such assets. Management of the Company periodically performs analyses to test for impairment of various assets. In addition to these impairment analyses related to loans and MSR discussed above, two other significant impairment analyses relate to the value of goodwill and other than temporary declines in the value of the Company's securities.

Goodwill is accounted for in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" which was adopted on July 1, 2001. SFAS 142 established new standards for goodwill acquired in a business combination.  SFAS 142 eliminated amortization of goodwill and instead required a transitional goodwill impairment test to be performed six months from the date of adoption and an annual impairment test performed thereafter.  As of the date of adoption of SFAS 142, the Company had goodwill totaling $55.6 million.

The impairment test is performed on a consolidated basis and compares the Company's market capitalization (reporting unit fair value) to its outstanding equity (reporting unit carrying value).  The Company utilizes its closing stock price as reported on the Nasdaq National Market on the date of the impairment test in order to compute market capitalization.  The Company completed its transitional impairment test for goodwill as of July 1, 2001, and concluded that no potential impairment existed.  The Company subsequently designated the last day of its fiscal year as its annual date for impairment testing.  The Company performed an impairment test as of December 31, 2002 and concluded that no potential impairment of goodwill existed.  No events have occurred or circumstances have changed subsequent to December 31, 2002 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or changes in circumstances would require an immediate impairment test to be performed in accordance with SFAS 142.  Differences in the identification of reporting units and the use of valuation techniques can result in materially different evaluations of impairment.

Securities.  Debt and equity securities that have readily determinable fair values are carried at fair value unless they are held to maturity. Estimated fair values for securities are based on published or securities dealers' market values.  Debt securities are classified as held to maturity and carried at amortized cost only if the Company has a positive intent and ability to hold these securities to maturity.  If not classified as held to maturity, such securities are classified as securities available for sale or as trading securities. Unrealized holding gains or losses on securities available for sale are excluded from net income and reported net of income taxes as other comprehensive income.  The Company conducts a periodic review and evaluation of its securities portfolio to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary. If such decline is deemed other than temporary, the carrying amount of the security is adjusted through a valuation allowance.  At March 31, 2003 and December 31, 2002, all debt and equity securities were classified as available for sale.

Revenue Recognition on Loans.  Interest income on loans is recorded using the level yield method.  Under this method, discount accretion and premium amortization are included in interest income.  Loan origination fees and certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual loan terms.  Accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes 90 days past due as to principal or interest.  When interest accruals are discontinued, any interest accrued to income in the current year is reversed. Payments on nonaccrual loans are generally applied to principal.  Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of collateral is sufficient to cover the principal balance and accrued interest.  Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions.

Liquidity and Capital Resources

The Bank's primary sources of funds are deposits; proceeds from principal and interest payments on loans, mortgage-backed securities ("MBS") and investments; borrowings; and proceeds from the sale of multi-family residential loans to the Federal National Mortgage Association ("FNMA"), and fixed-rate, one- to four-family mortgage loans to the secondary mortgage market. While maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit and borrowing flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

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

Deposits increased $116.0 million from December 31, 2002 to March 31, 2003 and by $83.1 million from December 31, 2001 to March 31, 2002.  The increase in deposits during each of these periods reflected increased marketing efforts that helped generate additional deposit balances in certificate of deposits ("CDs") and core deposit accounts.  During the three months ended March 31, 2003, a successful campaign resulted in growth in CDs of $117.2 million.  During the three months ended March 31, 2002, money market accounts realized the greatest growth, increasing $68.6 million.  CDs scheduled to mature in one year or less from March 31, 2003 totaled $653.5 million.  Based upon the Bank's current pricing strategy and deposit retention experience, management believes that the Bank will retain a significant portion of such deposits.

During the three months ended March 31, 2003, principal repayments on real estate loans totaled $228.7 million and principal repayments on MBS totaled $86.0 million, compared to principal repayments on real estate loans of $98.9 million and principal repayments on MBS of $60.3 million during the three months ended March 31, 2002.  The increase in principal repayments on loans and MBS resulted from added customer refinance activities associated with the decline in long-term interest rates during the period April 1, 2002 through March 31, 2003.  Maturities and calls of investment securities totaled $27.3 million during the three months ended March 31, 2003, and $9.5 million during the three months ended March 31, 2002.  During the period January 1, 2003 through March 31, 2003, the Company and Bank experienced an increased level of call activity on their investment securities due to the reduction in market interest rates during 2002.

The Bank implemented a program in December 2002 to originate and sell multi-family residential mortgage loans in the secondary market to FNMA while retaining servicing. The Bank underwrites these loans using its customary underwriting standards, funds the loans, and sells them to FNMA at agreed upon pricing.  Typically, the Bank seeks to sell loans with terms to maturity or repricing in excess of five years from the origination date.  During the three months ended March 31, 2003, the Bank sold $21.6 million of loans pursuant to this program.  Under the terms of the sales program, the Bank retains a portion of the associated credit risk, which currently approximates 4% of the loan balance.  This amount will continue to increase as long as the Bank continues to sell loans under this program to FNMA. The Bank retains this level of exposure until the portfolio of loans are paid in entirety or the Bank funds claims by FNMA for the maximum loss exposure.

During the three months ended March 31, 2003, securities sold under agreement to repurchase ("REPOS") declined $9.6 million on a net basis and Federal Home Loan Bank of New York ("FHLBNY") advances remained constant, as increased liquid funds from deposit inflows and principal repayments on MBS and real estate loans during the period resulted in a reduced need for additional borrowed funds.  During the three months ended March 31, 2002, REPOS declined $91.3 million on a net basis and FHLBNY advances remained constant.  During the three months ended March 31, 2002, management of the Company elected not to renew a portion of its maturing short-term borrowings as a result of increased liquidity generated during the period from increased loan and MBS amortization and deposit inflows.

The Bank's primary uses of liquidity and capital resources are the origination of real estate loans and the purchase of mortgage-backed and other securities.  During the three months ended March 31, 2003, real estate loan originations totaled $257.7 million, compared to $146.5 million for the three months ended March 31, 2002.  Declines in long-term interest rates during the period January 2002 through December 2002 contributed to an increase in origination activity during the three months ended March 31, 2003.  Purchases of investment securities and MBS were $253.4 million during the three months ended March 31, 2003, compared to $14.8 million during the three months ended March 31, 2002.  The increase in purchase activity during the three months ended March 31, 2003 reflected both the replacement of MBS amortization during the period and the acquisition of a greater volume of short-term securities that will likely be re-invested in real estate loans in the event that long-term interest rates increase.

The Bank also has outstanding at any time a significant number of commitments to extend credit to third parties.  These arrangements are subject to strict credit control assessments.  Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.  The Bank is also obligated under leases for certain of its branches and equipment.

A summary of lease obligations and credit commitments at March 31, 2003 is as follows:

	Less than One Year	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at March 31, 2003
(Dollars in Thousands)
Operating lease obligations	$957	$1,729	$1,686	$3,638	$8,010

Credit Commitments:
Available lines of credit	$23,447	$-	$-	$-	$23,447
Other loan commitments	79,888	-	-	-	79,888
Total Credit Commitments	$103,335	$-	$-	$-	$103,335

During the three months ended March 31, 2003, the Holding Company purchased 291,000 shares of its common stock into treasury.  All shares were recorded at their respective acquisition cost, which totaled $6.0 million during the three months ended March 31, 2003.  As of March 31, 2003, up to 539,500 shares remained available for purchase under authorized share purchase programs.  Based upon the closing price of its common stock of $22.83 per share as of March 31, 2003, the Holding Company would utilize $12.3 million in funds in order to purchase all of these remaining authorized shares.  For the Holding Company to complete these share purchases, it will likely require dividend distributions from the Bank.

The levels of the Bank's short-term liquid assets are dependent on its operating, financing and investing activities during any given period.  The Bank monitors its liquidity position on a daily basis.  During the three months ended March 31, 2003, the Bank experienced increased liquidity resulting from deposit growth, as well as real estate loan and MBS prepayments and the sale of loans to FNMA.  As of March 31, 2003, a portion of these funds had not been used to fund loan originations or other investment activities.  Temporary excess liquidity is invested in overnight federal funds sales and various money market investments.

In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through use of its borrowing line at the FHLBNY.  At March 31, 2003, the Bank had the potential borrowing capacity of $320.8 million available should it acquire the requisite level of FHLBNY common stock under its current borrowing agreement with the FHLBNY.

The Bank is subject to minimum regulatory capital requirements imposed by the Office of Thrift Supervision ("OTS"), which, as a general matter, are based on the amount and composition of an institution's assets. At March 31, 2003, the Bank was in compliance with all applicable regulatory capital requirements.  In addition, at March 31, 2003, the Bank was considered "well-capitalized" for regulatory purposes.

Asset Quality

Non-performing loans (i.e., delinquent loans for which interest accruals have ceased in accordance with the Bank's policy - typically loans 90 days or more past due) totaled $1.3 million at March 31, 2003 and $2.1 million at December 31, 2002.  During the three months ended March 31, 2003, six loans totaling $1.2 million were removed from non-performing status as they were either satisfied or brought current.  Partially offsetting this decline was the addition of three new loans to non-performing status totaling $323,000 during the same period.

The Bank had a total of 31 real estate and consumer loans, totaling $748,000, delinquent 60-89 days at March 31, 2003, compared to a total of 37 such delinquent loans, totaling $1.0 million, at December 31, 2002.   The majority of the dollar amount of both non-performing loans and loans delinquent 60-89 days was composed of real estate loans.  The majority of the count of both non-performing loans and loans delinquent 60-89 days was composed of consumer loans (primarily depositor loans).  The decline in the amount delinquent 60-89 days from December 31, 2002 to March 31, 2003 resulted from a net decrease of three real estate loans totaling $261,000 during the period.  The 60-89 day delinquency levels fluctuate monthly, and are generally a less accurate indicator of credit quality trends than non-performing loans.

Under accounting principles generally accepted in the United States of America ("GAAP"), the Bank is required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a loan constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Current regulations of the OTS require that troubled-debt restructurings remain classified as such until either the loan is repaid or returns to its original terms.  The Bank had no loans classified as troubled-debt restructurings at March 31, 2003 or December 31, 2002.

SFAS No. 114, "Accounting By Creditors for Impairment of a Loan," provides guidelines for determining and measuring impairment in loans. For each loan that the Bank determines to be impaired, impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimate of its fair value.  A specific reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses.  Generally, the Bank considers all non-performing or troubled-debt restructured multi-family residential and commercial real estate loans, along with non-performing one- to four-family loans that exceed $323,000, to be impaired. The recorded investment in loans deemed impaired was approximately $295,000, consisting of one loan, at March 31, 2003, compared with $690,000 at December 31, 2002, consisting of one loan.  The average total balance of impaired loans was approximately $148,000 and $2.9 million during the three months ended March 31, 2003 and 2002, respectively. The decrease in the average balance of impaired loans resulted primarily from the repayment in June 2002 of an impaired $2.9 million troubled-debt restructured loan.  At March 31, 2003, there were $29,000 of reserves allocated within the allowance for loan losses for impaired loans.  At December 31, 2002, there were no reserves allocated within the allowance for loan losses for impaired loans.  At March 31, 2003, non-performing loans exceeded impaired loans by $969,000, due to $969,000 of one- to four-family and consumer loans, which, while on non-performing status, were not deemed impaired.  This $969,000 in one- to four-family and consumer loans were not deemed impaired since they had individual outstanding balances less than $323,000, and were thus considered homogeneous loan pools that were not required to be evaluated for impairment.

The following table sets forth information regarding non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated:

	At March 31,	At December 31,
	2003	2002
	(Dollars in Thousands)
Non-performing loans
One- to four-family	$812	$1,232
Multi-family residential	295	690
Cooperative apartment	29	70
Other	128	124
Total non-performing loans	1,264	2,116
Other Real Estate Owned	-	134
Total non-performing assets	1,264	2,250
Impaired loans	$295	$690

Ratios:
Total non-performing loans to total loans	0.06%	0.10%
Total non-performing loans and troubled-debt restructurings to total loans	0.06	0.10
Total non-performing assets to total assets	0.05	0.08
Total non-performing assets and troubled- debt restructurings to total assets	0.05	0.08

Allowance for Loan Losses

The allowance for loan losses was determined in accordance with GAAP, under which the Bank is required to maintain an appropriate allowance for loan losses.  The Bank maintains a Loan Loss Reserve Committee which is charged with, among other functions, specific responsibility for monitoring the appropriateness of the loan loss reserve. The Loan Loss Reserve Committee's findings, along with recommendations for changes to loan loss reserve provisions, if any, are reported directly to the Bank's senior management and Board of Directors.

The loan loss methodology consists of several key components, including a review of the two elements of the Bank's loan portfolio: classified loans (i.e., non-performing loans, troubled-debt restructuring and impaired loans under SFAS 114) and performing loans.  At March 31, 2003 and December 31, 2002, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio.

Performing loans are reviewed based upon the premise that there are losses inherent within the loan portfolio that have not been identified as of the balance sheet date.  As a result, the Bank calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage and applying it to its performing loans.  In deriving the expected loan loss percentage, the Bank considers the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multi-family residential, commercial real estate, cooperative apartment or consumer); the underwriting history of the loan (i.e., whether it was underwritten by the Bank or a predecessor institution acquired subsequently by the Bank and, therefore, originally subjected to different underwriting criteria); both the current condition and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data in order to derive the expected loan loss percentages); the level of and trend in non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by real estate properties located in the New York City metropolitan area) or specific industry conditions within the portfolio segments.  Since these criteria affect the expected loan loss percentages that are applied to performing loans, changes in any one or more of these criteria will affect the amount of the allowance and the provision for loan losses.  The Bank applied the process of determining the allowance for loan losses consistently throughout the three months ended March 31, 2003 and 2002 and the six-month transitional period ended December 31, 2002.

Federal regulations and Bank policy require that loans and other assets possessing certain adverse characteristics be classified as "Special Mention," "Substandard," Doubtful" or "Loss" assets.  Loans classified as Special Mention, Substandard or Doubtful are reviewed individually on a quarterly basis by the Loan Loss Reserve Committee to determine if specific reserves are appropriate.  Under the guidance established by SFAS 114, loans determined to be impaired are evaluated in order to establish whether the estimated value of the underlying collateral is sufficient to satisfy the existing debt.  Should the Loan Loss Reserve Committee determine that a shortfall exists between the estimated value of the underlying collateral and the outstanding balance due on the impaired loan, a specific reserve is recommended to the Board for approval for the amount of the deficit.  If approved by the Board of Directors, the Bank will additionally increase its valuation allowance in an amount established by the Loan Loss Reserve Committee to appropriately reflect the anticipated loss from any other loss classification category.  Typically, the Bank's policy is to charge-off immediately all balances classified ''Loss'' and all charge-offs are recorded as a reduction of the allowance for loan losses.  The Bank applied the process consistently throughout the three months ended March 31, 2003 and 2002 and the six-month transitional period ended December 31, 2002.

The Bank has maintained its allowance for loan losses at a level which management believes is appropriate to absorb losses inherent within the Bank's loan portfolio as of the balance sheet dates.  The allowance for loan losses remained relatively constant during the three months ended March 31, 2003, approximating $15.5 million at both March 31, 2003 and December 31, 2002.  During the three months ended March 31, 2003, the Bank recorded a provision of $60,000 to the allowance for loan losses to provide for growth in its loan portfolio balances.  Offsetting this increase were net charge-offs of $2,000 recorded during the three months ended March 31, 2003, virtually all of which related to the resolution of one classified loan.  The overall credit quality of the Bank's loan portfolio remains favorable, as evidenced by a continued low level of non-performing loans during the three months ended March 31, 2003 and a continued low level of overall loan delinquencies.

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

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

Assets.  Assets totaled $3.09 billion at March 31, 2003, an increase of $148.2 million from total assets of $2.95 billion at December 31, 2002.  The growth in assets was experienced primarily in MBS available for sale and real estate loans, which increased $168.1 million and $8.3 million, respectively.  During the three months ended March 31, 2003, the Bank purchased $253.2 million of MBS available for sale.  These purchases were intended to provide additional yield currently over short-term investments while providing liquidity to the Bank in future quarters when it may seek to deploy funds into higher yielding investments.  Partially offsetting these purchases were MBS principal repayments of $85.6 million during the three months ended March 31, 2003.  During the three months ended March 31, 2003, the Bank experienced above average levels of principal repayments on MBS available for sale.  These repayments were driven by above average mortgage refinancing activity during the period, which resulted from the continued low level of interest rates during the period January 2003 through March 2003.

In addition to growth in MBS available for sale, real estate loans increased $8.3 million during the three months ended March 31, 2003.  During the three months ended March 31, 2003, real estate loan originations totaled $257.7 million, of which $246.3 million were multi-family residential and commercial real estate loans.  Approximately 91% of the multi-family originations were retained in the Bank's portfolio.  Real estate loan origination levels were driven by the continuation of the low interest rate environment during the period January 2003 through March 2003.  Offsetting the growth in real estate loans from originations were increases in principal prepayment levels during the three months ended March 31, 2003.  Principal repayments, which include both regular amortization and prepayments, totaled $228.7 million during the three months ended March 31, 2003 as compared to $98.9 million during the three months ended March 31, 2002, as a result of increased loan refinance activity driven by low interest rates.

Investment securities available for sale declined $27.8 million during the three months ended March 31, 2003 due to maturities and calls of these securities totaling $27.3 million during the period.  Purchases of investment securities available for sale were negligible during the three months ended March 31, 2003.

Liabilities.  Total liabilities increased $143.7 million during the three months ended March 31, 2003.  Deposits grew $116.0 million due to the success of various sales and marketing activities during the period, as well as an apparent consumer trend to move monies out of the equity markets and into deposit accounts.  CDs increased $117.2 million during the three months ended March 31, 2003 due to successful promotional campaigns.  In addition, escrow and other deposits increased $18.1 million during the period due to increased funding for real estate taxes.

During the three months ended March 31, 2003, REPOS declined $9.6 million, and FHLBNY advances remained constant.  (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

Stockholders' Equity.  Stockholders' equity increased $4.4 million during the three months ended March 31, 2003, due to the addition of net income of $13.6 million, the increase to equity of $364,000 related to activities of stock benefit plans, and the increase to equity of $546,000 related to the amortization of the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Affiliates ("ESOP") and the Recognition and Retention Plan of Outside Directors, Officers and Employees of Dime Community Bancshares, Inc. ("RRP") stock benefit plans.  Both the ESOP and RRP have investments in the Holding Company's common stock that are recorded as reductions in stockholders' equity ("Contra Equity Balances").  As compensation expense is recognized on the ESOP and RRP, the Contra Equity Balances are reduced, resulting in an increase to total equity.

All of the aforementioned increases to equity during the three months ended March 31, 2003 were partially offset by treasury stock purchases of $6.0 million and cash dividends of $3.6 million paid to shareholders during the same period.

Comparison of the Operating Results for the Three Months Ended March 31, 2003 and 2002

General. Net income was $13.6 million during the three months ended March 31, 2003, an increase of $3.5 million over net income of $10.2 million during the three months ended March 31, 2002.  During this comparative period, net interest income increased $4.2 million, non-interest income increased $2.2 million and non-interest expense increased $783,000, resulting in increased pre-tax income of $5.6 million.  Income tax expense increased $2.1 million as a result of the increased pre-tax income.

Net Interest Income.  The discussion of net interest income for the three months ended March 31, 2003 and 2002, presented below, should be read in conjunction with the following tables, which set forth certain information relating to the consolidated statements of operations for the three months ended March 31, 2003 and 2002, and reflect the average yield on assets and average cost of liabilities for the periods indicated.  These yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)

	Three Months Ended March 31,
		2003			2002
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)
Assets:
Interest-earning assets:
Real Estate Loans	$2,182,484	$37,873	6.94%	$2,074,548	$38,922	7.50%
Other loans	3,718	68	7.32	3,358	68	8.10
Mortgage-backed securities	401,544	4,069	4.05	338,359	4,716	5.58
Investment securities	90,164	907	4.02	102,101	1,161	4.55
Other short-term investments	179,644	983	2.19	123,606	883	2.86
Total interest-earning assets	2,857,554	$43,900	6.15%	2,641,972	$45,750	6.93%
Non-interest earning assets	143,043			136,606
Total assets	$3,000,597			$2,778,578

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW, Super Now accounts	$30,899	$91	1.19%	$27,608	$80	1.18%
Money Market accounts	592,447	2,589	1.77	447,898	2,723	2.47
Savings accounts	364,349	695	0.77	358,752	1,295	1.46
Certificates of deposit	910,211	6,846	3.05	719,854	7,196	4.05
Borrowed Funds	668,766	7,410	4.49	827,464	12,406	6.08
Total interest-bearing liabilities	2,566,672	$17,631	2.79%	2,381,576	$23,700	4.04%
Checking accounts	86,056			73,601
Other non-interest-bearing liabilities	80,958			78,004
Total liabilities	2,733,686			2,533,181
Stockholders' equity	266,911			245,397
Total liabilities and stockholders' equity	$3,000,597			$2,778,578
Net interest income		$26,269			$22,050
Net interest rate spread (1) (3)			3.36%			2.89%
Net interest-earning assets	$290,882			$260,396
Net interest rate margin (2) (3)			3.68%			3.34%
Ratio of interest-earning assets to interest-bearing liabilities			111.33%			110.93%

(1)

Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(2)

Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

(3)

Excluding prepayment expenses on borrowings of $1.0 million recorded in interest expense on borrowed funds during the three months ended March 31, 2002, the net interest rate spread was 3.06% and the net interest margin was 3.49% during the three months ended March 31, 2002.

Rate/Volume Analysis

	Three Months Ended
	March 31, 2003
	Compared to
	Three Months Ended
	March 31, 2002
	Increase/ (Decrease)
	Due to:
	Volume	Rate	Total
(Dollars In Thousands)
Interest-earning assets:
Real Estate Loans	$1,940	$(2,989)	$(1,049)
Other loans	7	(7)	-
Mortgage-backed securities	764	(1,411)	(647)
Investment securities	(127)	(127)	(254)
Other short-term investments	354	(254)	100
Total	2,938	(4,788)	(1,850)

Interest-bearing liabilities:
NOW and Super Now accounts	$10	$1	$11
Money market accounts	777	(911)	(134)
Savings accounts	23	(623)	(600)
Certificates of deposit	1,705	(2,055)	(350)
Borrowed funds	(2,056)	(2,940)	(4,996)
Total	459	(6,528)	(6,069)
Net change in net interest income	$2,479	$1,740	$4,219

Net Interest Income.  Net interest income for the three months ended March 31, 2003 increased $4.2 million to $26.3 million from $22.1 million during the three months ended March 31, 2002.  This increase was attributable to a decline of $6.1 million in interest expense that was partially offset by a decline of $1.9 million in interest income during the three months ended March 31, 2003 compared to the three months ended March 31, 2002.  The net interest rate spread increased 47 basis points from 2.89% for the three months ended March 31, 2002 to 3.36% for the three months ended March 31, 2003, and the net interest rate margin increased 34 basis points from 3.34% to 3.68% during the same period.

The increase in both the net interest rate spread and net interest rate margin reflected a 125 basis point decline in the average cost of interest-bearing liabilities, as a result of a shift in the composition of interest-bearing liabilities away from higher cost borrowings and towards lower cost CDs, money market and other deposit accounts.  During the three months ended March 31, 2003 compared to the three months ended March 31, 2002, the average balance of deposits, including non-interest-bearing checking accounts, increased as a result of ongoing deposit marketing promotions and customer sales activities.  In addition, the average balance of real estate loans increased during the three months ended March 31, 2003 compared to the three months ended March 31, 2002, and the average rate on real estate loans was typically less susceptible to fluctuations in interest rates than other interest-earning assets since real estate loans possess a longer average term to their maturity or next interest rate reset.

Interest Income.  Interest income was $43.9 million during the three months ended March 31, 2003, a decrease of $1.9 million from $45.8 million during the three months ended March 31, 2002.  Interest income on real estate loans, MBS and investment securities declined $1.0 million, $647,000 and $254,000, respectively during the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

The decline in interest income on real estate loans during the three months ended March 31, 2003 compared to the three months ended March 31, 2002 was attributable to a decline of 56 basis points in average yield during the period that resulted from the decline in long-term interest rates from April 2002 to March 2003.  This decline in interest rates stimulated the refinancing and prepayment of higher rate loans in the Bank's portfolio, while also resulting in reduced rates on existing portfolio loans that repriced during the period April 1, 2002 to March 31, 2003.  Partially offsetting the reduction in interest income on real estate loans resulting from reductions in yield was an increase in interest income resulting from the increased average balance of real estate loans of $107.9 million during the three months ended March 31, 2003 compared to the three months ended March 31, 2002.  During the three months ended March 31, 2003 and 2002, real estate loan originations totaled $257.7 million and $146.5 million, respectively.  Loan originations increased during the three months ended March 31, 2003 compared to the three months ended March 31, 2002 as a result of the declines in long-term interest rates experienced during the period which stimulated a wave of mortgage refinancing activities and contributed to higher property values and average loan origination amounts.

The Bank's general policy has been to emphasize growth in real estate loans as its primary interest-earning asset, and de-emphasize its investment and MBS portfolios while loan origination demand is strong.  However, as part of a specific investment strategy to achieve a desirable balance of yield and liquidity on short-term investments, the Bank purchased $253.2 million of MBS during the three months ended March 31, 2003.  This purchase level exceeded the level of principal repayments of $167.2 million during the same period.  This resulted in an overall increase of $63.2 million in the average balance of MBS during the three months ended March 31, 2003 compared to the three months ended March 31, 2002.  In addition, due to the continuation of low interest rates during the period April 1, 2002 through March 31, 2003, the average yield on MBS declined from 5.58% during the three months ended March 31, 2002 to 4.05% during the three months ended March 31, 2003.  The combination of these effects resulted in a net reduction of interest income on MBS of $647,000 during the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Interest income on investment securities declined $254,000 as a result of a decline of $11.9 million in average balance during the three months ended March 31, 2003 compared to the three months ended March 31, 2002, and a decline of 53 basis points in the average yield on these securities during the same period.  The decline in average balance reflects maturity and call activity as a result of the lower interest rate environment experienced on these securities during the period April 1, 2002 through March 31, 2003 that was not replaced with new purchases.  The decline in average yield reflects the decline in interest rates during the period April 1, 2002 through March 31, 2003.

Interest income on other short-term investments increased $100,000 during the three months ended March 31, 2003 compared to the three months ended March 31, 2002.  The average balance of other short-term investments, increased $56.0 million during this period due to increased liquid funds generated from both deposit growth and higher real estate loan and MBS principal repayments during the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002.

Overall, the yield on interest-earning assets declined 78 basis points from 6.93% during the three months ended March 31, 2002 to 6.15% during the three months ended March 31, 2003.  The continuation of low interest rates during the period April 1, 2002 through March 31, 2003, resulted in reductions in the average yield on MBS of 153 basis points, on investment securities of 53 basis points and on other (short-term) investments of 67 basis points during the three months ended March 31, 2003 compared to the three months ended March 31, 2002.  The yield on real estate loans declined by 56 basis points during this period.

Interest Expense.  Interest expense declined $6.1 million, to $17.6 million during the three months ended March 31, 2003, from $23.7 million during the three months ended March 31, 2002.  The decline in interest expense resulted substantially from a reduction of $5.0 million in interest expense of borrowed funds, which resulted from a declines of $158.7 million in the average balance of borrowed funds and 159 basis points in the average cost on borrowed funds during the three months ended March 31, 2003 compared to the three months ended March 31, 2002.  During the twelve months ended December 31, 2002, the Company prepaid $297.0 million of borrowed funds.  A portion of these prepayments were made during the three months ended March 31, 2002, resulting in prepayment fees paid by the Company of $1.0 million added to interest expense.  While the Company replaced a great majority of the prepaid borrowings with longer-term, lower-rate borrowings, a portion of the borrowings were not replaced due to the availability of alternate sources of funding.  These prepayments of borrowings resulted in the significant reduction in both average balance and average cost of borrowings during the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002.

The average cost of CDs, the next largest component of interest expense, declined by 100 basis points, resulting in a reduction in interest expense of $350,000 during the three months ended March 31, 2003 compared to the three months ended March 31, 2002.  The average cost of money market accounts and savings accounts also declined by 70 basis points and 69 basis points, respectively, during the same period, resulting in a reduction in interest cost of $134,000 and $600,000, respectively.  These declines in average cost all reflected reductions in interest rates offered by the Bank as a result of the overall interest rate environment in effect during the period April 2002 through March 2003.  Partially offsetting the declines in interest cost of CD's, money market accounts and savings accounts that resulted from reduced average costs, were increased interest expense associated with increased average balances of $190.4 million in CDs, $144.5 million in money market accounts and $5.6 million in savings accounts during the three months ended March 31, 2003 compared to the three months ended March 31, 2002.  These increased average balances reflect successful deposit gathering promotions of the Bank during the period April 1, 2002 to March 31, 2003.

Provision for Loan Losses.  The provision for loan losses was $60,000 during both the three months ended March 31, 2003 and 2002 (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses").

Non-Interest Income.  Non-interest income increased $2.2 million to $5.4 million during the three months ended March 31, 2003, from $3.2 million during the three months ended March 31, 2002.  The increase resulted primarily from increased prepayment fee income (included in other non-interest income) of $1.3 million, as loan prepayments increased during the period due to declines in interest rates during the period April 2002 through March 2003.  In addition, other fee income grew $198,000 due primarily to an increase of $123,000 in deposit customer fees resulting from growth in deposit activity in response to marketing campaigns and growth of $95,000 in loan fees resulting from increased loan origination activity resulting from the lower interest rate environment.

During the three months ended March 31, 2003, the Bank recorded net gains of $592,000 on the sale of loans and a net gain of $64,000 on the sale of an OREO property.  Of the total sale on loans recorded during the three months ended March 31, 2003, $530,500 related to the sale of multi-family residential loans to Fannie Mae.  Net gains on sales of loans and OREO were negligible during the three months ended March 31, 2002.

Non-Interest Expense.  Non-interest expense was $9.7 million during the quarter ended March 31, 2003, an increase of $783,000 over the three months ended March 31, 2002.

Salary and employee benefits increased $195,000 during this period as a result of increased salaries and staffing during the past twelve months, reflecting growth in personnel added to satisfy needs created by the increased size of the Bank, as well as growth in loans and deposit balances, and added deposit products during the period.  The benefit costs associated with the ESOP and RRP declined $103,000 due to a reduction of $134,000 in RRP expenses.  This reduction resulted from the ceasing of expense accruals associated with the initial grant of RRP shares on February 1, 2002, for which two months of expense were recorded during the three months ended March 31, 2002 and no expense was accrued during the three months ended March 31, 2003.

Occupancy and equipment expense increased $248,000 during the comparative period due primarily to increased utility costs and the addition of two branches, the first of which commenced operations near the end of the quarter ended March 31, 2002.

Data processing costs increased $189,000 during the comparative period due to additional systems activity related to growth in the loan portfolio and additional deposit activity.

Other expenses increased $245,000 during the comparative period due primarily to growth in advertising expenses of $103,000, as well as growth in postage and supplies of $80,000 due to the addition of two new branches and increased loan and deposit activity.

Income Tax Expense.  Income tax expense increased $2.1 million during the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002, due primarily to an increase of $5.6 million in pre-tax net income.

Item 3.

 Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is presented at December 31, 2002 in Item 7A of the Company's Transition Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2003.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk continues to be interest rate risk.  The Bank is not subject to foreign currency exchange or commodity price risk.  At March 31, 2003, the Company owned no trading assets, nor did it utilize transactions involving derivative instruments that require bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There has been no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2002 to March 31, 2003.

GAP Analysis.  There was no material change in the computed one-year interest rate gap from December 31, 2002 to March 31, 2003.

Interest Rate Risk Compliance.  The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at December 31, 2002.  There were no changes in the board-approved limits of acceptable variance in net interest income and net portfolio value at March 31, 2003 compared to December 31, 2002.

The analysis that follows presents the estimated net portfolio value ("NPV") as a result of market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under four other interest rate scenarios ("Rate Shock Scenarios") represented by immediate, permanent, parallel shifts in the term structure of interest rates from the actual term structure observed at March 31, 2003 and December 31, 2002.  The analysis additionally presents a measurement of the percentage by which each of the Rate Shock Scenario NPVs change from the Pre-Shock Scenario NPV at March 31, 2003 and December 31, 2002.  Interest rate sensitivity is measured by the changes in the various Rate Shock Scenario NPV ratios ("NPV Ratios") from the Pre-Shock NPV ratio.

	At March 31, 2003
	Net Portfolio Value			Portfolio Value of Assets		At December 31, 2002
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Sensitivity Change	NPV Ratio	Sensitivity Change
Change in Interest Rate
+ 200 Basis Points	285,039	(42,645)	(13.01)%	9.25%	(1.09)%	10.43%	(0.43)%
+ 100 Basis Points	321,868	(5,816)	(1.77)	10.24	(0.09)	11.19	0.33
Pre-Shock	327,684	-	-	10.33	-	10.86	-
- 100 Basis Points	314,358	(13,326)	(4.07)	9.87	(0.46)	10.44	(0.42)
- 200 Basis Points	326,310	(1,374)	(0.42)	10.18	(0.15)	10.59	(0.27)

The NPVs presented above incorporate some asset and liability values derived from the Bank’s valuation model, such as those for mortgage loans and time deposits.  For other values, such as values for the Bank's MBS and collateralized mortgage obligation portfolios, as well as for the Bank's putable borrowings, the Bank relies upon independent and reputable sources.  The valuation model makes various estimates regarding cash flows from principal repayments on loans and passbook decay balances at each level of interest rate change.  The Bank's estimates for loan prepayment levels are influenced by the recent history of prepayment activity in its loan portfolio as well as the interest-rate composition of the existing portfolio, especially vis-à-vis the current interest rate environment.  In addition, the Bank considers the amount of prepayment fee protection inherent in the loan portfolio when estimating future prepayment cash flows.

Regarding passbook deposit flows, the Bank analyzes and tracks the decay rate of its passbook deposits over time and over various interest rate scenarios and then makes estimates of its passbook decay rate for use in the valuation model.  Nevertheless, despite the care and precision with which the estimates are derived, actual cash flows for loans, as well as passbooks, could differ significantly from the Bank's estimates resulting in significantly different NPV calculations.

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

The NPV Ratio at March 31, 2003 was 10.33% in the Pre-Shock Scenario, down from the Pre-Shock NPV Ratio of 10.86% at December 31, 2002. The NPV Ratio was 9.25% in the +200 basis point Rate Shock Scenario at March 31, 2003, a decline from the NPV Ratio of 10.43% in the +200 basis point Rate Shock Scenario at December 31, 2002.  At March 31, 2003, the sensitivity measure in the +200 basis point Rate Shock Scenario was negative 109 basis points, compared to a sensitivity measure of negative 43 basis points in the + 200 basis point Rate Shock Scenario at December 31, 2002.

The decline in the Pre-shock NPV resulted primarily from declines in both the Bank's equity and in the intangible value ascribed to the Bank's passbook deposits.  The equity declined as a result of capital distributions made from the Bank during the three months ended March 31, 2003, while the passbook intangible value declined due to general reductions in the cost of deposit funding during the same period.  Partially offsetting these two factors was a modest improvement in the calculated value of the Bank's multi-family residential and commercial real estate loans.

The increase in the sensitivity measures and the decline in the NPV Ratio in the +200 basis point Rate Shock Scenario resulted primarily from an increase in the estimated sensitivity of the Bank’s multi-family residential and commercial real estate loans and mortgage-backed securities during the period.  During the three months ended March 31, 2003, the Bank's multi-family residential and commercial real estate loans and mortgage-backed securities all became more sensitive to the effects of principal repayment speed reductions estimated in the +200 basis point Rate Shock Scenario.  In addition, the Bank's CDs and borrowings experienced a slight reduction in weighted average term to maturity during the three months ended March 31, 2003.  This also served to reduce the NPV further at March 31, 2003 compared to December 31, 2002 in the +200 basis point Rate Shock Scenario.

Item 4.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the disclosure controls and procedures of the Company, as defined in Rule 13a-14(c) promulgated pursuant to the Exchange Act, as of March 31, 2003 and concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in its reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(a)

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to March 31, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

3.1	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (1)
3.2	Amended and Restated Bylaws of Dime Community Bancshares, Inc. (1)
4.1	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (See Exhibit 3.1 hereto).
4.2	Amended and Restated Bylaws of Dime Community Bancshares, Inc. (See Exhibit 3.2 hereto)
4.3	Draft Stock Certificate of Dime Community Bancshares, Inc. (2)
4.4	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock (3)
4.5	Rights Agreement, dated as of April 9, 1998, between Dime Community Bancorp, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (3)
4.6	Form of Rights Certificate (3)
10.1	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Vincent F. Palagiano (4)
10.2	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Michael P. Devine (4)
10.3	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Kenneth J. Mahon (4)
10.4	Employment Agreement between Dime Community Bancorp, Inc. and Vincent F. Palagiano (4)
10.5	Employment Agreement between Dime Community Bancorp, Inc. and Michael P. Devine (4)
10.6	Employment Agreement between Dime Community Bancorp, Inc. and Kenneth J. Mahon (4)
10.7	Form of Employee Retention Agreement by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain officers (4)
10.8	The Benefit Maintenance Plan of Dime Community Bancorp, Inc. (5)
10.9	Severance Pay Plan of The Dime Savings Bank of Williamsburgh (4)
10.10	Retirement Plan for Board Members of Dime Community Bancorp, Inc. (5)
10.11	Dime Community Bancorp, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees, as amended by amendments number 1 and 2 (5)
10.12	Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc., as amended by amendments number 1 and 2 (5)
10.13	Form of stock option agreement for Outside Directors under Dime Community Bancshares, Inc. 1996 and 2001 Stock Option Plans for Outside Directors, Officers and Employees. (5)
10.14	Form of stock option agreement for officers and employees under Dime Community Bancshares, Inc. 1996 and 2001 Stock Option Plans for Outside Directors, Officers and Employees (5)
10.15	Form of award notice for outside directors under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc. (5)
10.16	Form of award notice for officers and employees under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc. (5)
10.17	Financial Federal Savings Bank Incentive Savings Plan in RSI Retirement Trust (6)
10.18	Financial Federal Savings Bank Employee Stock Ownership Plan (6)
10.19

Option Conversion Certificates between Dime Community Bancshares, Inc. and each of Messrs: Russo, Segrete,

   Calamari, Latawiec, O'Gorman, and Ms. Swaya pursuant to Section 1.6(b) of the Agreement and Plan of Merger,

   dated as of July 18, 1998 by and between Dime Community Bancshares, Inc. and Financial Bancorp, Inc. (6)

11.	Statement Re: Computation of Per Share Earnings
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(1)

Incorporated by reference to the registrant's Transition Report on Form 10-K for the transition period ended December 31, 2002 filed on March 28, 2003.

(2)

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

(b)

Reports on Form 8-K

On February 24, 2003, the Holding Company furnished a Current Report on Form 8-K regarding information related to capital utilization disclosed to investors on February 24, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: May 14, 2003

By: /s/ VINCENT F. PALAGIANO

Vincent F. Palagiano

Chairman of the Board and Chief Executive

  Officer

Dated: May 14, 2003

By: /s/ KENNETH J. MAHON

Kenneth J. Mahon

Executive Vice President and Chief Financial

  Officer  (Principal Accounting Officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO 17 CFR 240.13a-14

I, Vincent F. Palagiano, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Dime Community Bancshares, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of registrant's board of directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

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

May 14, 2003

/s/  VINCENT F. PALAGIANO

Vincent F. Palagiano

Chairman of the Board and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO 17 CFR 240.13a-14

I, Kenneth J. Mahon, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Dime Community Bancshares, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of registrant's board of directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

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

May 14, 2003

/s/  KENNETH J. MAHON

Kenneth J. Mahon

Executive Vice President and Chief Financial Officer