Form 10-Q
period 2003-06-30
DIME COMMUNITY BANCSHARES INC
filed 2003-08-14
CIK 1005409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X    NO ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES

 X

NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock

Number of Shares Outstanding at July 31, 2003

$.01 Par Value

25,400,826

#

	PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements
	Consolidated Statements of Financial Condition at June 30, 2003 (Unaudited) and December 31, 2002	3
	Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2003 and 2002 (Unaudited)	4
	Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 2003 and 2002 (Unaudited) and Statements of Comprehensive Income for the Three Months and Six Months Ended June 30, 2003 and 2002 (Unaudited)	5
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26-28
Item 4.	Controls and Procedures	28

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 2.	Changes in Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28-29
Item 5.	Other Information	29
Item 6.	Exhibits and Reports on Form 8-K	29-30
	Signatures	31

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share amounts)

	June 30, 2003 (Unaudited)	December 31, 2002
ASSETS:
Cash and due from banks	$30,475	$21,487
Federal funds sold and short-term investments	33,875	114,291
Encumbered investment securities held-to-maturity (estimated fair value of $775 and $835 at June 30, 2003 and December 31, 2002, respectively)	765	825
Unencumbered investment securities available for sale	53,728	104,564
Mortgage-backed securities held-to-maturity (estimated fair value of $1,301 and $2,337 at June 30, 2003 and December 31, 2002, respectively):
Encumbered	418	759
Unencumbered	815	1,490
Total mortgage-backed securities held-to-maturity	1,233	2,249
Mortgage-backed securities available for sale:
Encumbered	97,161	107,918
Unencumbered	593,163	252,785
Total mortgage-backed securities available for sale	690,324	360,703
Loans:
Real estate	2,185,481	2,160,738
Other loans	6,261	4,753
Less allowance for loan losses	(15,547)	(15,458)
Total loans, net	2,176,195	2,150,033
Loans held for sale	3,308	4,586
Premises and fixed assets, net	16,660	15,862
Federal Home Loan Bank of New York Capital Stock	31,625	34,890
Other real estate owned, net	-	134
Goodwill	55,638	55,638
Other assets	71,796	81,112
Total Assets	$3,165,622	$2,946,374
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors	$2,115,258	$1,927,175
Escrow and other deposits	37,897	36,678
Securities sold under agreements to repurchase	76,354	95,541
Federal Home Loan Bank of New York advances	574,000	555,000
Subordinated notes payable	25,000	25,000
Payable for securities purchased	15,101	-
Other liabilities	47,833	41,243
Total Liabilities	2,891,443	2,680,637
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at June 30, 2003 and December 31, 2002)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 32,156,807 shares and 31,935,399 shares issued at June 30, 2003 and December 31, 2002, respectively, and 25,397,610 shares and 25,646,702 shares outstanding at June 30, 2003 and December 31, 2002, respectively)	321	319
Additional paid-in capital	174,672	172,460
Retained earnings	215,397	196,309
Accumulated other comprehensive income, net of deferred taxes	1,052	2,076
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(5,432)	(5,661)
Unearned and unallocated common stock of Recognition and Retention Plan ("RRP")	(2,670)	(2,641)
Common stock held by Benefit Maintenance Plan (“BMP”)	(5,584)	(3,867)
Treasury stock, at cost (6,759,197 shares and 6,288,697 shares at June 30, 2003 and December 31, 2002, respectively)	(103,577)	(93,258)
Total Stockholders' Equity	274,179	265,737
Total Liabilities And Stockholders' Equity	$3,165,622	$2,946,374

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income:
Loans secured by real estate	$37,195	$39,225	$75,068	$78,147
Other loans	69	64	137	132
Mortgage-backed securities	4,808	4,184	8,877	8,900
Investment securities	595	1,293	1,502	2,454
Other	949	929	1,932	1,812
Total interest income	43,616	45,695	87,516	91,445

Interest expense:
Deposits and escrow	10,557	11,210	20,778	22,504
Borrowed funds	7,455	13,602	14,865	26,008
Total interest expense	18,012	24,812	35,643	48,512
Net interest income	25,604	20,883	51,873	42,933
Provision for loan losses	60	60	120	120
Net interest income after provision for loan losses	25,544	20,823	51,753	42,813

Non-interest income:
Service charges and other fees	1,546	1,162	2,958	2,377
Net gain on sales of loans	198	12	790	9
Net gain on sales and redemptions of securities and other assets	-	2,005	64	2,052
Income from bank owned life insurance	544	555	1,106	1,105
Prepayment fee income	2,121	2,028	4,529	3,172
Other	345	260	672	519
Total non-interest income	4,754	6,022	10,119	9,234

Non-interest expense:
Salaries and employee benefits	4,588	4,616	9,209	9,041
ESOP and RRP compensation expense	634	604	1,180	1,253
Occupancy and equipment	1,282	1,087	2,518	2,075
Federal deposit insurance premiums	80	71	161	142
Data processing costs	693	577	1,439	1,134
Core deposit intangible amortization	206	206	412	412
Other	2,213	2,281	4,446	4,271
Total non-interest expense	9,696	9,442	19,365	18,328

Income before income taxes	20,602	17,403	42,507	33,719
Income tax expense	8,005	6,396	16,273	12,557
Net income	$12,597	$11,007	$26,234	$21,162

Earnings per Share:
Basic	$0.53	$0.45	$1.10	$0.87
Diluted	$0.51	$0.43	$1.05	$0.83

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Six Months Ended June 30,
	2003	2002
Common Stock (Par Value $0.01):
Balance at beginning of period	$319	$307
Shares issued in exercise of options	2	8
Balance at end of period	321	315
Additional Paid-in Capital:
Balance at beginning of period	172,460	158,213
Cash paid for fractional shares of stock dividend	-	(17)
Stock options exercised	1,316	394
Tax Benefit of RRP	-	2,822
Amortization of excess fair value over cost – ESOP stock	896	750
Balance at end of period	174,672	162,162
Retained Earnings:
Balance at beginning of period	196,309	163,290
Net income for the period	26,234	20,949
Cash dividends declared and paid	(7,146)	(5,179)
Balance at end of period	215,397	179,060
Accumulated Other Comprehensive Income:
Balance at beginning of period	2,076	4,803
Change in other comprehensive (loss) income during the period, net of deferred taxes	(1,024)	(2,637)
Balance at end of period	1,052	2,166
Employee Stock Ownership Plan:
Balance at beginning of period	(5,661)	(6,128)
Amortization of earned portion of ESOP stock	229	233
Balance at end of period	(5,432)	(5,895)
Recognition and Retention Plan:
Balance at beginning of period	(2,641)	(1,935)
Common stock acquired by RRP	(84)	(964)
Amortization of earned portion of RRP stock	55	188
Balance at end of period	(2,670)	(2,711)
Treasury Stock:
Balance at beginning of period	(93,258)	(71,755)
Purchase of treasury shares, at cost	(10,319)	(9,734)
Balance at end of period	(103,577)	(81,489)
Common Stock Held by Benefit Maintenance Plan:
Balance at beginning of period	(3,867)	(2,659)
Common stock acquired	(1,717)	(1,208)
Balance at end of period	(5,584)	(3,867)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Statements of Comprehensive Income	2003	2002	2003	2002
Net Income	$12,597	$11,007	$26,234	$21,162
Minimum pension liability, net of tax of $1,604 during both the three months and six months ended June 30, 2002	-	(1,908)	-	(1,908)
Reclassification adjustment for securities sold, net of income tax benefit of $917 during the three months ended June 30, 2002 and $921 during the six months ended June 30, 2002	-	(1,077)	-	(1,082)
Net unrealized securities gains (losses) arising during the period, net of taxes of $674 and $(1,005) during the three months ended June 30, 2003 and 2002, respectively, and $872 and $(300) during the six months ended June 30, 2003 and 2002, respectively	(791)	1,180	(1,024)	353
Comprehensive Income	$11,806	$9,202	$25,210	$18,525

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$26,234	$21,162
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on investment and mortgage backed securities sold	-	(2,013)
Net gain on sale of loans held for sale	(790)	(9)
Net gain on sale of other assets	(64)	(39)
Net depreciation and amortization	1,504	722
ESOP and RRP compensation expense	1,180	1,252
Provision for loan losses	120	120
Origination of loans held for sale	(37,045)	(2,195)
Proceeds from sale of loans held for sale	39,113	5,362
Proceeds from sale of other real estate owned	198	-
Decrease in other assets	10,238	165
Increase in payable for securities purchased and other liabilities	21,690	5,612
Net cash provided by operating activities	62,378	30,139
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in other short term investments	80,387	(3,195)
Proceeds from maturities of investment securities held to maturity	60	205
Proceeds from maturities of investment securities available for sale	35,746	3,545
Proceeds from calls of investment securities held to maturity	-	155
Proceeds from calls of investment securities available for sale	15,000	13,200
Proceeds from sales of investment securities available for sale	-	8,589
Purchases of investment securities available for sale	(282)	(67,722)
Purchases of mortgage backed securities available for sale	(531,029)	(27,034)
Principal collected on mortgage backed securities held to maturity	1,016	1,383
Principal collected on mortgage backed securities available for sale	199,073	98,378
Net increase in loans	(26,283)	(67,055)
Purchases of fixed assets	(1,510)	(1,103)
Redemption of Federal Home Loan Bank stock	3,265	6,471
Net cash used in investing activities	(224,557)	(34,183)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in due to depositors	188,083	184,672
Net increase in escrow and other deposits	1,219	6,734
Net increase in Federal Home Loan Bank Advances	19,000	2,500
Cash disbursed in payment of stock dividend for fractional shares	-	(11)
Decrease in securities sold under agreements to repurchase	(19,187)	(177,330)
Cash dividends paid	(7,146)	(5,179)
Stock options exercised and tax benefits of RRP	1,318	3,132
Purchases of common stock of RRP and BMP	(1,801)	(2,172)
Purchase of treasury stock	(10,319)	(9,734)
Net cash provided by financing activities	171,167	2,612
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	8,988	(1,432)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	21,487	27,212
CASH AND DUE FROM BANKS, END OF PERIOD	$30,475	$25,780
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	7,845	5,865
Cash paid for interest	35,568	49,530
Decrease in accumulated other comprehensive income	(1,024)	(2,637)

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

2.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of June 30, 2003, and the results of operations, changes in stockholders' equity, comprehensive income and cash flows for the periods presented.  The results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2003.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas in the accompanying financial statements where estimates are significant include the allowance for loan losses, mortgage servicing rights, purchase accounting adjustments and the fair value of financial instruments.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the transitional period ended December 31, 2002 and notes thereto.

3.   TREASURY STOCK

During the six months ended June 30, 2003, the Holding Company repurchased 470,500 shares of its common stock into treasury.  All shares were recorded at the acquisition cost, which totaled $10.3 million during the six months ended June 30, 2003.

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

SFAS 142 established new standards for goodwill acquired in a business combination.  SFAS 142 eliminated amortization of goodwill and instead required a transitional goodwill impairment test to be performed six months from the date of adoption and annually thereafter.  As of the date of adoption of SFAS 142, the Company had goodwill totaling $55.6 million.  Prior to adoption of SFAS 142, annual goodwill amortization expense totaled $4.6 million.

The Company completed the transitional impairment test for goodwill as of July 1, 2001, and concluded that no potential impairment existed.  The Company subsequently designated the last day of its fiscal year as its annual date for impairment testing.  The Company performed an impairment test as of December 31, 2002 and concluded that no potential impairment of goodwill existed.  No events have occurred nor have circumstances changed subsequent to December 31, 2002 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or changes in circumstances would require an immediate impairment test to be performed in accordance with SFAS 142.

The following table reflects the carrying amount and accrued amortization of the Company’s goodwill and core deposit intangible:

Core Deposit Intangible			Goodwill
	June 30, 2003	December 31, 2002		June 30, 2003	December 31, 2002
(Dollars in thousands)
Original Amount	$4,950	$4,950	Original Amount	$73,107	$73,107
Accumulated Amortization	(3,664)	(3,252)	Accumulated Amortization	(17,469)	(17,469)
Net Carrying Value	$1,286	$1,698	Net Carrying Value	$55,638	$55,638

In conjunction with the adoption of SFAS 142, the Company also re-assessed the useful lives and classification of its identifiable intangible assets and determined that they remain appropriate.

Aggregate amortization expense related to the core deposit intangible was $206,000 for both the three months ended June 30, 2003 and 2002 and $412,000 for both the six months ended June 30, 2003 and 2002.  Estimated future amortization expense related to the core deposit intangible is as follows:

For the Fiscal Year Ending December 31:
(Dollars in thousands)
2003	$412
2004	825
2005	49
$1,286

5.

EARNINGS PER SHARE ("EPS")

EPS are calculated and reported in accordance with SFAS 128, "Earnings Per Share.''  SFAS 128 requires disclosure of basic earnings per share and diluted earnings per share for entities with complex capital structures on the face of the income statement, along with a reconciliation of the numerator and denominator of basic and diluted earnings per share.

Basic EPS is computed by dividing net income by the weighted-average common shares outstanding during the year [weighted average common shares are adjusted to include vested Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc. ("RRP") shares and allocated ESOP shares].  Diluted EPS is computed using the same method as basic EPS, however, reflects the potential dilution that would occur if unvested RRP shares became vested and if stock options were exercised and converted into common stock.

The following is a reconciliation of the numerator and denominator of basic EPS and diluted EPS for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in Thousands)
Numerator:
Net Income per the Consolidated Statement of Operations	$12,597	$11,007	$26,234	$21,162
Denominator:
Average shares outstanding utilized in the calculation of basic earnings per share	23,916,307	24,270,941	23,947,194	24,242,113
Unvested shares of Recognition and Retention Plan	29,473	19,780	34,674	49,979
Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options	990,444	1,139,448	955,360	1,121,915
Average shares outstanding utilized in the calculation of diluted earnings per share	24,936,224	25,430,169	24,937,228	25,414,007

Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options are calculated based upon the excess of the average market value of the Company's common stock over the exercise price of outstanding options.

6.   ACCOUNTING FOR STOCK BASED COMPENSATION

The Company maintains the RRP, the Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees and the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (collectively the "Stock Option Plans"), which are all subject to the accounting requirements of SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148 "Accounting for Stock-Based Compensation – Transition and Disclosures, an Amendment of FASB Statement No. 123" (collectively "SFAS 123").  SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company accounts for stock-based compensation under the Stock Option Plans using the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations.  Accordingly, no stock-based compensation cost has been reflected in net income for stock options as the market value of the underlying common stock on the date of grant equaled the exercise price of the common stock for all options granted under the Stock Option Plans.

In accordance with APB 25, compensation expense related to the RRP is recorded for all shares earned by participants during the period at the average historical acquisition cost of all allocated RRP shares.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation for the Stock Option Plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(Dollars in Thousands)
Net income, as reported	$12,597	$11,007	$26,234	$21,162
Less: Excess stock-based compensation expense determined under the fair value method over the stock-based compensation recorded for all plans, net of applicable taxes	(374)	(263)	(705)	(526)
Pro forma net income	$12,223	$10,744	$25,529	$20,636
Earnings per share
Basic, as reported	$0.53	$0.45	$1.10	$0.87
Basic, pro forma	0.51	0.44	1.07	0.85

Diluted, as reported	$0.51	$0.43	$1.05	$0.83
Diluted, pro forma	0.49	0.42	1.02	0.81

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.   See Note 15 to the Company's consolidated audited financial statements for the transition period ended December 31, 2002.

7.

RECENTLY ISSUED ACCOUNTING STANDARDS:

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of SFAS No. 149 are generally effective for contracts entered into or modified after June 30, 2003 and are to be applied prospectively. The Company does not believe the adoption of the provisions of SFAS No. 149 will have a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which established standards for the manner in which an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify certain instruments as liabilities (or assets in some circumstances) which may have previously been classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period commencing after June 15, 2003. The provisions of SFAS No. 150 are to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and remaining in existence at the beginning of the interim period of adoption. The Company does not believe the adoption of the provisions of SFAS No. 150 will have a material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires both extensive disclosures and companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities with which they are involved if the entity’s equity possesses specified characteristics. If it is reasonably possible that a company will have a significant variable interest in a variable interest entity at the date FIN 46’s consolidation requirements become effective, the company must disclose the nature, purpose, size and activities of the variable interest entity and the consolidated enterprise’s maximum exposure to loss resulting from its involvement with the variable interest entity in all financial statements issued after January 31, 2003 (including December 31, 2002 financial statements) regardless of the date the variable interest entity was created. The consolidation provisions of FIN 46 immediately applied to variable interest entities created after January 31, 2003.   For variable interest entities created before February 1, 2003, the consolidation provisions of FIN 46 became effective in the Company's interim period beginning after June 15, 2003. The adoption of the effective provisions of FIN 46 did not have a material effect on the Company’s consolidated financial statements. The Company does not believe that the adoption of the remaining provisions of FIN 46 will have a material effect on the Company’s consolidated financial statements.

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

•

general economic conditions, either nationally or locally in some or all areas in which the Company conducts business, or conditions in the securities markets or the banking industry, may be less favorable than the Company currently anticipates;

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

General

The Holding Company is a Delaware corporation and parent company of the Bank, a federally chartered stock savings bank.   The Bank's principal business has been, and continues to be, gathering deposits from customers within its market area, and investing those deposits primarily in multi-family residential, commercial and one- to four-family residential real estate loans, construction loans, consumer loans, mortgage-backed securities, obligations of the U.S. Government and Government Sponsored Entities and corporate debt and equity securities.  Virtually all of these business activities are transacted through the Bank.

Selected Financial Highlights and Other Data

(Dollars in thousands except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002
Performance and Other Selected Ratios:
Return on Average Assets	1.60%	1.57%	1.71%	1.52%
Return on Average Stockholders' Equity	18.54	17.66	19.48	17.11
Stockholders' Equity to Total Assets	8.66	8.89	8.66	8.89
Tangible Equity to Total Tangible Assets	6.95	6.90	6.95	6.90
Loans to Deposits at End of Period	103.77	119.11	103.77	119.11
Loans to Earning Assets at End of Period	73.01	79.65	73.01	79.65
Interest Rate Spread	3.17	2.69(1)	3.26	2.79(1)
Net Interest Margin	3.44	3.14(1)	3.56	3.24(1)
Average Interest Earning Assets to Average Interest Bearing Liabilities	110.97	111.86	111.15	111.40
Non-Interest Expense to Average Assets	1.23	1.35	1.26	1.31
Efficiency Ratio	32.15	37.94	31.67	36.58
Effective Tax Rate	38.86	36.75	38.28	37.24
Dividend Payout Ratio	27.45	23.26	26.67	24.10
Average Tangible Equity	$212,654	$187,516	$210,090	$185,091
Per Share Data:
Reported EPS (Diluted)	$0.51	$0.43	$1.05	$0.83
Cash Dividends Paid Per Share	0.14	0.10	0.28	0.20
Stated Book Value	10.80	9.68	10.80	9.68
Tangible Book Value	8.50	7.35	8.50	7.35
Asset Quality Summary:
Net Charge-offs	$28	$170	$30	$242
Non-performing Loans	1,070	2,123	1,070	2,123
Other Real Estate Owned	-	114	-	114
Non-performing Loans/Total Loans	0.05%	0.10%	0.05%	0.10%
Non-performing Assets/Total Assets	0.03	0.08	0.03	0.08
Allowance for Loan Loss/Total Loans	0.71	0.72	0.71	0.72
Allowance for Loan Loss/Non-performing Loans	1,453.08	723.98	1,453.08	723.98
Table and footnotes continued on next page

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002
Regulatory Capital Ratios: (Bank Only)
Tangible Capital	7.03%	6.91%	7.03%	6.91%
Leverage Capital	7.03	6.91	7.03	6.91
Total Risk-based Capital	13.98	12.94	13.98	12.94
Earnings to Fixed Charges Ratios
Including Interest on Deposits	2.14x	1.70x	2.19x	1.70x
Excluding Interest on Deposits	3.76	2.28	3.86	2.30

(1)

Excluding prepayment expenses on borrowings of $3,782,000 recorded during the three months ended June 30, 2002, the interest rate spread was 3.26% and the net interest margin was 3.64% during the three months ended June 30, 2002.   Excluding prepayment expenses on borrowings of $4,796,000 recorded during the six months ended June 30, 2002, the interest rate spread was 3.20% and the net interest margin was 3.60% during the six months ended June 30, 2002.

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the six months ended December 31, 2002 contains a summary of the Company's significant accounting policies. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policies with respect to its methodologies used to determine the allowance for loan losses, the valuation of mortgage servicing rights and asset impairment judgments (including the value of goodwill), other than temporary declines in the value of its securities, and loan income recognition are the Company’s most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a greater degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the Company's results of operations or financial condition.

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

Valuation Of Mortgage Servicing Rights ("MSR").  The cost of mortgage loans sold with servicing rights retained is allocated between the loans and the servicing rights based on their estimated fair values at the time of the loan sale. Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, net servicing income. The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that the Company believes market participants would use for similar assets. Capitalized loan servicing assets are stratified based on predominant risk characteristics of the underlying loans for the purpose of evaluating impairment. A valuation allowance is then established in the event the recorded value of an individual stratum exceeds fair value.

The fair value of the MSR is sensitive to changes in assumptions.  Changes in prepayment speed assumptions have the most significant impact on the fair value of the MSR.  In the event that loan prepayment activities increase due to increased loan refinancing, the fair value of the MSR would likely decline.  In the event that loan prepayment activities decrease due to a decline in loan refinancing, the fair value of the MSR would likely increase.  Any measurement of the MSR is limited by the existing conditions and assumptions utilized at a particular point in time, and would not necessarily be appropriate if they were applied at a different point in time.  For a detailed description of the methods and assumptions underlying the valuation of MSR, see Note 7 to the Audited Consolidated Financial Statements for the six months ended December 31, 2002 in the Company's Transition Report on Form 10-K filed on March 28, 2003.

Asset Impairment Adjustments.  Certain of the Company’s assets are carried in its consolidated statements of financial condition at fair value or at the lower of cost or fair value. Valuation allowances are established when necessary to recognize impairment of such assets. Management of the Company periodically performs analyses to test for impairment of various assets. In addition to the impairment analyses related to loans and MSR discussed above, two other significant impairment analyses relate to the value of goodwill and other than temporary declines in the value of the Company's securities.

Goodwill.  Goodwill is accounted for in accordance with SFAS 142, which established new standards for goodwill acquired in a business combination.  SFAS 142 eliminated amortization of goodwill and instead required a transitional goodwill impairment test to be performed six months from the date of adoption and annually thereafter.  As of the date of adoption of SFAS 142, the Company had goodwill totaling $55.6 million.

The impairment test is performed on a consolidated basis and compares the Company's market capitalization (reporting unit fair value) to its outstanding equity (reporting unit carrying value).  The Company utilizes its closing stock price as reported on the Nasdaq National Market on the date of the impairment test in order to compute market capitalization.  The Company completed its transitional impairment test for goodwill as of July 1, 2001, and concluded that no potential impairment existed.  The Company subsequently designated the last day of its fiscal year as its annual date for impairment testing.  The Company performed an impairment test as of December 31, 2002 and concluded that no potential impairment of goodwill existed.  No events have occurred nor have circumstances changed subsequent to December 31, 2002 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or changes in circumstances would require an immediate impairment test to be performed in accordance with SFAS 142.  Differences in the identification of reporting units and the use of valuation techniques can result in materially different evaluations of impairment.

Securities.  Debt and equity securities that have readily determinable fair values are carried at fair value unless they are held to maturity. Estimated fair values for securities are based on published or securities dealers' market values.  Debt securities are classified as held to maturity and carried at amortized cost only if the Company has a positive intent and ability to hold them to maturity.  If not classified as held to maturity, such securities are classified as securities available for sale. Unrealized holding gains or losses on securities available for sale are excluded from net income and reported net of income taxes as other comprehensive income.  The Company conducts a periodic review and evaluation of its securities portfolio to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary. If such decline is deemed other than temporary, the carrying amount of the security is adjusted through a valuation allowance.  At June 30, 2003 and December 31, 2002, all debt and equity securities were classified as available for sale.

Revenue Recognition on Loans.  Interest income on loans is recorded using the level yield method.  Under this method, discount accretion and premium amortization are included in interest income.  Loan origination fees and certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual loan terms.  Accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes 90 days past due as to principal or interest.  When interest accruals are discontinued, any interest accrued to income in the current year is reversed. Payments on nonaccrual loans are generally applied to principal.  Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the underlying collateral is sufficient to satisfy the principal balance and accrued interest.  Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions.

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

The Bank gathers deposits in direct competition with commercial banks, savings banks and brokerage firms, many among the largest in the nation.  In addition, it must also compete for deposit monies against the stock markets and mutual funds, especially during periods of strong performance in the equity markets.  However, the Bank's principal competition for deposit funds comes from local savings and commercial banks with branches located in its delineated trade area as well as Internet banks.  The Bank's deposit flows are affected primarily by the pricing and marketing of its deposit products compared to its competitors, as well as the market performance of depositor investment alternatives (such as the U.S. bond or equity markets).  To the extent that the Bank is responsive to general increases or declines in interest rates, deposit flows should not be materially impacted. Nevertheless, the successful performance of the U.S. equity markets could adversely impact the Company’s deposit flows.

Deposits increased $188.1 million from December 31, 2002 to June 30, 2003 and by $184.7 million from December 31, 2001 to June 30, 2002.  The increase in deposits during each of these periods reflected increased marketing efforts that helped generate additional deposit balances in certificates of deposit ("CDs") and core (non-CDs) deposit accounts.  During the six months ended June 30, 2003, successful promotional campaigns resulted in growth in CDs of $96.7 million and money markets of $78.3 million.  During the six months ended June 30, 2002, money market accounts realized the greatest growth, increasing $132.9 million, while CDs increased $30.4 million.  CDs scheduled to mature in one year or less from June 30, 2003 totaled $655.6 million.  Based upon the Bank's current pricing strategy and deposit retention experience, management believes that the Bank will retain a significant portion of such deposits.

During the six months ended June 30, 2003, principal repayments on real estate loans totaled $424.8 million and principal repayments on MBS totaled $200.1 million, compared to principal repayments on real estate loans of $222.3 million and MBS of $99.8 million during the six months ended June 30, 2002.  The increase in principal repayments on loans and MBS resulted from added customer refinance activities associated with the decline in long-term interest rates during the period July 1, 2002 through June 30, 2003.  Maturities and calls of investment securities totaled $50.8 million during the six months ended June 30, 2003, and $17.1 million during the six months ended June 30, 2002.  The increased level of call activity on investment securities was due to the reduction in market interest rates during 2002 and year-to-date 2003.

The Bank implemented a program in December 2002 to originate and sell multi-family residential mortgage loans in the secondary market to FNMA while retaining servicing. The Bank underwrites these loans using its customary underwriting standards, funds the loans, and sells them to FNMA at agreed upon pricing.  Typically, the Bank seeks to sell loans with terms to maturity or repricing in excess of five years from the origination date.  During the six months ended June 30, 2003, the Bank sold $28.5 million of loans pursuant to this program.  Under the terms of the sales program, the Bank retains a portion of the associated credit risk, which currently approximates 4% of the loan balance.  The potential exposure balance will continue to increase as long as the Bank continues to sell loans under this program to FNMA. The Bank retains this level of exposure until the portfolio of loans are paid in entirety or the Bank funds claims by FNMA for the maximum loss exposure.

During the six months ended June 30, 2003 and 2002, securities sold under agreement to repurchase ("REPOS") declined $19.2 million and $177.3 million, respectively on a net basis, and Federal Home Loan Bank of New York ("FHLBNY") advances increased $19.0 million and $2.5 million, respectively.  Increased liquid funds from deposit inflows and principal repayments on MBS and real estate loans during the period resulted in a reduced need for additional short-term borrowed funds.  As a result, maturing REPOS were not replaced during the six months ended June 30, 2003.  Management elected to add some long-term FHLBNY advances during the six months ended June 30, 2003 to partially mitigate the interest rate risk resulting from the historic low interest rates on its portfolio multi-family loan originations.  The average term to maturity on FHLBNY advances added during the six months ended June 30, 2003 was 8.4 years.  During the six months ended June 30, 2002, REPOS declined $177.3 million on a net basis and FHLBNY advances increased $2.5 million.  During this period, management of the Company similarly elected not to renew a significant portion of its maturing short-term borrowings as a result of increased liquidity generated during the period from increased loan and MBS amortization and deposit inflows.

The Bank's primary uses of liquidity and capital resources are the origination of real estate loans and the purchase of mortgage-backed and other securities.  During the six months ended June 30, 2003, real estate loan originations totaled $479.6 million, compared to $288.6 million for the six months ended June 30, 2002.  Declines in long-term interest rates during the period January 2002 through June 2003 contributed to an increase in origination activity during the six months ended June 30, 2003.  Purchases of investment securities and MBS were $531.3 million during the six months ended June 30, 2003, compared to $94.8 million during the six months ended June 30, 2002.  The increase in purchase activity during the six months ended June 30, 2003 reflected both the replenishment of the MBS portfolio in response to high levels of amortization during the period and the acquisition of a greater volume of short-term securities earmarked for re-investment in real estate loans.

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

A summary of lease obligations and credit commitments at June 30, 2003 is as follows:

	Less than One Year	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at June 30, 2003
(Dollars in Thousands)
Operating lease obligations	$951	$1,716	$1,642	$3,463	$7,772

Credit Commitments:
Available lines of credit	$24,511	$-	$-	$-	$24,511
Other loan commitments	138,255	-	-	-	138,255
Total Credit Commitments	$162,766	$-	$-	$-	$162,766

During the six months ended June 30, 2003, the Holding Company purchased 470,500 shares of its common stock into treasury.  All shares were recorded at their respective acquisition cost, which totaled $10.3 million during the six months ended June 30, 2003.  As of June 30, 2003, up to 1,631,257 shares remained available for purchase under authorized share re-purchase programs.  Based upon the $25.34 per share closing price of its common stock as of June 30, 2003, the Holding Company would utilize $41.3 million in funds in order to purchase all of these remaining authorized shares.  For the Holding Company to complete these share purchases, it will likely require dividend distributions from the Bank.

The levels of the Bank's short-term liquid assets are dependent on its operating, financing and investing activities during any given period.  The Bank monitors its liquidity position on a daily basis.  During the six months ended June 30, 2003, the Bank experienced increased liquidity resulting from deposit growth, as well as real estate loan and MBS prepayments and the sale of loans to FNMA.  As of June 30, 2003, the majority of these funds were used to fund loan originations and other investments, primarily MBS.  Temporary excess liquidity is invested in overnight federal funds sales and various money market investments.

In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through use of its borrowing line at the FHLBNY.  At June 30, 2003, the Bank had a potential borrowing capacity of $318.6 million available should it acquire the requisite level of FHLBNY common stock under its current borrowing agreement with the FHLBNY.

The Bank is subject to minimum regulatory capital requirements imposed by the Office of Thrift Supervision ("OTS"), which, as a general matter, are based on the amount and composition of an institution's assets. At June 30, 2003, the Bank was in compliance with all applicable regulatory capital requirements.  In addition, at June 30, 2003, the Bank was considered "well-capitalized" for regulatory purposes.

Asset Quality

Non-performing loans (i.e., delinquent loans for which interest accruals have ceased in accordance with the Bank's policy - typically loans 90 days or more past due) totaled $1.1 million at June 30, 2003 and $2.1 million at December 31, 2002.  During the six months ended June 30, 2003, eight loans totaling $1.4 million were removed from non-performing status as they were either satisfied or brought current.  Partially offsetting this decline was the addition of one new loan to non-performing status totaling $295,000 during the same period.

The Bank had a total of 31 real estate and consumer loans, totaling $490,000, delinquent 60-89 days at June 30, 2003, compared to 37 such delinquent loans, totaling $1.0 million, at December 31, 2002.   The majority of the dollar amount of both non-performing loans and loans delinquent 60-89 days was composed of real estate loans.  The majority of the count of both non-performing loans and loans delinquent 60-89 days was composed of consumer loans (primarily depositor loans).  The decline in the amount delinquent 60-89 days from December 31, 2002 to June 30, 2003 resulted from a net decrease of six real estate loans totaling $451,000 during the period.  The 60-89 day delinquency levels fluctuate monthly, and are generally a less accurate indicator of credit quality trends than non-performing loans.

GAAP requires the Bank to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a loan constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Current OTS regulations require that troubled-debt restructurings remain classified as such until either the loan is repaid or returns to its original terms.  The Bank had no loans classified as troubled-debt restructurings at June 30, 2003 or December 31, 2002.

SFAS No. 114, "Accounting By Creditors for Impairment of a Loan," provides guidelines for determining and measuring impairment in loans. For each loan that the Bank determines to be impaired, impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimate of its fair value.  A specific reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses.  Generally, the Bank considers all non-performing or troubled-debt restructured multi-family residential and commercial real estate loans, along with non-performing one- to four-family loans that exceed $323,000, to be impaired. The recorded investment in loans deemed impaired was approximately $295,000, consisting of one loan, at June 30, 2003, compared with $690,000 at December 31, 2002, consisting of one loan.  The average total balance of impaired loans was approximately $197,000 and $2.2 million during the six months ended June 30, 2003 and 2002, respectively. The decrease in the average total balance of impaired loans resulted primarily from the repayment in June 2002 of an impaired $2.9 million troubled-debt restructured loan.  At June 30, 2003, there were $29,000 of reserves allocated within the allowance for loan losses for impaired loans.  At December 31, 2002, there were no reserves allocated within the allowance for loan losses for impaired loans.  At June 30, 2003, the outstanding balance of non-performing loans exceeded that of impaired loans by $776,000, due to $776,000 of one- to four-family and consumer loans which, while on non-performing status, were not deemed impaired.  This $776,000 in one- to four-family and consumer loans were not deemed impaired since they each had an individual outstanding balance less than $323,000, and were thus considered homogeneous loan pools that were not required to be evaluated for impairment.

The following table sets forth information regarding non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated:

	At June 30,	At December 31,
	2003	2002
	(Dollars in Thousands)
Non-performing loans
One- to four-family	$621	$1,232
Multi-family residential	295	690
Cooperative apartment	-	70
Other	154	124
Total non-performing loans	1,070	2,116
Other Real Estate Owned	-	134
Total non-performing assets	1,070	2,250
Impaired loans	$295	$690

Ratios:
Total non-performing loans to total loans	0.05%	0.10%
Total non-performing loans and troubled-debt restructurings to total loans	0.05	0.10
Total non-performing assets to total assets	0.03	0.08
Total non-performing assets and troubled- debt restructurings to total assets	0.03	0.08

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

The loan loss methodology consists of several key components, including a review of the two elements of the Bank's loan portfolio: classified loans (i.e., non-performing loans, troubled-debt restructurings and impaired loans under SFAS 114) and performing loans.  At June 30, 2003 and December 31, 2002, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio.

Performing loans are reviewed based upon the premise that there are losses inherent within the loan portfolio that have not been identified as of the balance sheet date.  As a result, the Bank calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage and applying it to its performing loans.  In deriving the expected loan loss percentage, the Bank considers the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multi-family residential, commercial real estate, cooperative apartment or consumer); the underwriting history of the loan (i.e., whether it was underwritten by the Bank or a predecessor institution acquired subsequently by the Bank and, therefore, originally subjected to different underwriting criteria); both the current condition and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data in order to derive the expected loan loss percentages); the level of and trend in non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by properties located in the New York City metropolitan area) or specific industry conditions within the portfolio segments.  Since these criteria affect the expected loan loss percentages that are applied to performing loans, changes in any one or more of these criteria will affect the amount of the allowance and the provision for loan losses.  The Bank applied the process of determining the allowance for loan losses consistently throughout the six months ended June 30, 2003 and 2002.

Federal regulations and Bank policy require that loans and other assets possessing certain adverse characteristics be classified as "Special Mention," "Substandard," "Doubtful" or "Loss" assets.  Typically, the Bank's policy is to charge-off immediately all balances classified ''Loss'' and all charge-offs are recorded as a reduction of the allowance for loan losses. Loans classified as Special Mention, Substandard or Doubtful are reviewed individually on a quarterly basis by the Loan Loss Reserve Committee to determine if specific reserves are appropriate.  If approved by the Board of Directors, the Bank will additionally increase its valuation allowance in an amount established by the Loan Loss Reserve Committee to appropriately reflect anticipated loss from loans classified as Special Mention, Substandard or Doubtful.  The Bank applied the process consistently throughout the six months ended June 30, 2003 and 2002.

Loans that are classified as Special Mention, Substandard or Doubtful may additionally be determined to be impaired loans.  Under the guidance established by SFAS 114, loans determined to be impaired are required to be evaluated quarterly in order to establish whether the estimated value of the underlying collateral is sufficient to satisfy the existing debt.  Should the Loan Loss Reserve Committee determine that a shortfall exists between the estimated value of the underlying collateral and the outstanding balance due on the impaired loan, a specific reserve in the amount of the deficit is recommended to the Board for approval.  If approved by the Board of Directors, the Bank will additionally increase its valuation allowance to appropriately reflect this anticipated loss.  The Bank applied the process consistently throughout the six months ended June 30, 2003 and 2002.

The Bank has maintained its allowance for loan losses at a level which management believes is appropriate to absorb losses inherent within the Bank's loan portfolio as of the balance sheet dates.  The allowance for loan losses remained relatively constant during both the six months ended June 30, 2003 and December 31, 2002, approximating $15.5 million.  During the six months ended June 30, 2003, the Bank recorded a provision of $120,000 to the allowance for loan losses to provide for growth in its loan portfolio balances.  Offsetting this increase were net charge-offs of $30,000 recorded during the six months ended June 30, 2003, virtually all of which related to the resolution of one classified loan.  The overall credit quality of the Bank's loan portfolio remains favorable, as evidenced by a continued low level of non-performing loans during the six months ended June 30, 2003 and a continued low level of overall loan delinquencies.

Although management believes that the Bank maintains its allowance for loan losses at appropriate levels, subsequent additions may be necessary if economic or other conditions in the future differ from the current operating environment.  Although the Bank believes that it utilizes the most reliable information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, its valuation of Other Real Estate Owned, and the level of loans both in, and pending, foreclosure. Based on their judgments about information available to them at the time of their examination, the regulators may require the Bank to recognize adjustments to the allowance.

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

Assets.  Assets totaled $3.17 billion at June 30, 2003, an increase of $219.2 million from total assets of $2.95 billion at December 31, 2002.  The growth in assets was experienced primarily in MBS available for sale and real estate loans, which increased $329.6 million and $24.7 million, respectively.  During the six months ended June 30, 2003, the Bank purchased $531.0 million of MBS available for sale.  These purchases were intended to provide both current additional yield over short-term investments as well as liquidity to the Bank in future quarters when it may seek to deploy funds into higher yielding investments.  Partially offsetting these purchases were MBS principal repayments of $199.1 million during the six months ended June 30, 2003.  During the six months ended June 30, 2003, the Bank experienced above average levels of principal repayments on MBS available for sale.  These repayments were driven by above average mortgage refinancing activity during the period, which resulted from the continued low level of interest rates during the period January 2003 through June 2003.

In addition to growth in MBS available for sale, real estate loans increased $24.7 million during the six months ended June 30, 2003.  During the six months ended June 30, 2003, real estate loan originations totaled $479.6 million, of which $455.3 million were multi-family residential and commercial real estate loans.  The great majority of the Bank's multi-family originations were retained in the its portfolio.  Real estate loan origination levels were driven by the continuation of the low interest rate environment during the period January 2003 through June 2003.  Offsetting the growth in real estate loans originations were increases in principal prepayment levels during the six months ended June 30, 2003 resulting from increased loan refinance activity driven by low interest rates.  Principal repayments, which include both regular amortization and prepayments, totaled $424.8 million during the six months ended June 30, 2003 as compared to $228.5 million during the six months ended June 30, 2002, as a result of increased loan refinance activity driven by low interest rates.

Investment securities available for sale declined $50.8 million during the six months ended June 30, 2003 due to maturities and calls of these securities during the period.  Purchases of investment securities available for sale were immaterial during the six months ended June 30, 2003.

Liabilities.  Total liabilities increased $210.8 million during the six months ended June 30, 2003.  Deposits grew $188.1 million due to the success of various sales and marketing activities during the period. During the six months ended June 30, 2003, successful promotional campaigns resulted in growth in CDs of $96.7 million and money markets of $78.3 million.

During the six months ended June 30, 2003, REPOS declined $19.2 million, while FHLBNY advances increased $19.0 million.  (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

At June 30, 2003, the Company had a payable of $15.1 million related to unsettled securities purchases entered into prior to June 30th.  No such payable existed as of December 31, 2002.

Stockholders' Equity.  Stockholders' equity increased $8.4 million during the six months ended June 30, 2003, due to the addition of net income of $26.2 million, the increase to equity of $1.3 million related to the issuance of stock for the exercise of stock options, and the increase to equity of $1.2 million related to the amortization of the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Affiliates ("ESOP") and the Recognition and Retention Plan of Outside Directors, Officers and Employees of Dime Community Bancshares, Inc. ("RRP") stock benefit plans.  Both the ESOP and RRP have investments in the Holding Company's common stock that are recorded as reductions in stockholders' equity ("Contra Equity Balances").  As compensation expense is recognized on the ESOP and RRP, the Contra Equity Balances are reduced, resulting in an increase to total equity.

All of the aforementioned increases to equity during the six months ended June 30, 2003 were substantially offset by treasury stock purchases of $10.3 million, cash dividends of $7.1 million paid to shareholders and purchases of stock by the Company's Benefit Maintenance Plan of $1.7 million during the same period.

Comparison of the Operating Results for the Three Months Ended June 30, 2003 and 2002

General. Net income was $12.6 million during the three months ended June 30, 2003, an increase of $1.6 million over net income of $11.0 million during the three months ended June 30, 2002.  During this comparative period, net interest income increased $4.7 million, non-interest income decreased $1.3 million and non-interest expense increased $254,000, resulting in increased pre-tax income of $3.2 million.  Income tax expense increased $1.6 million as a result of the increased pre-tax income.

Net Interest Income.  The discussion of net interest income for the three months ended June 30, 2003 and 2002, presented below, should be read in conjunction with the following tables, which set forth certain information relating to the consolidated statements of operations for the three months ended June 30, 2003 and 2002, and reflect the average yield on assets and average cost of liabilities for the periods indicated.  These yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)

	Three Months Ended June 30,
		2003			2002
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)
Assets:
Interest-earning assets:
Real estate loans	$2,177,398	$37,195	6.83%	$2,093,136	$39,225	7.50%
Other loans	3,658	69	7.55	3,264	64	7.84
Mortgage-backed securities	541,315	4,808	3.55	304,054	4,184	5.50
Investment securities	60,974	595	3.90	122,250	1,293	4.23
Other short-term investments	193,334	949	1.96	139,356	929	2.67
Total interest-earning assets	2,976,679	$43,616	5.86%	2,662,060	$45,695	6.87%
Non-interest earning assets	164,951			142,640
Total assets	$3,141,630			$2,804,700

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW, Super Now accounts	$32,294	$79	0.98%	$29,290	$87	1.19%
Money market accounts	665,056	2,947	1.78	525,897	3,102	2.37
Savings accounts	371,642	713	0.77	366,288	1,122	1.23
Certificates of deposit	940,270	6,818	2.91	731,818	6,899	3.78
Borrowed funds	673,074	7,455	4.44	726,476	13,602	7.51
Total interest-bearing liabilities	2,682,336	$18,012	2.69%	2,379,769	$24,812	4.18%
Checking accounts	89,991			78,399
Other non-interest-bearing liabilities	97,520			97,213
Total liabilities	2,869,847			2,555,381
Stockholders' equity	271,783			249,319
Total liabilities and stockholders' equity	$3,141,630			$2,804,700
Net interest income		$25,604			$20,883
Net interest rate spread (1)			3.17%			2.69%(3)
Net interest-earning assets	$294,343			$282,291
Net interest rate margin (2)			3.44%			3.14%(3)
Ratio of interest-earning assets to interest-bearing liabilities			110.97%			111.86%

(1)

Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(2)

Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

(3)

Excluding prepayment expenses on borrowings of $3.8 million recorded in interest expense on borrowed funds during the three months ended June 30, 2002, the net interest rate spread was 3.26% and the net interest rate margin was 3.64% during the three months ended June 30, 2002.

Rate/Volume Analysis (Unaudited)

	Three Months Ended
	June 30, 2003
	Compared to
	Three Months Ended
	June 30, 2002
	Increase/ (Decrease)
	Due to:
	Volume	Rate	Total
(Dollars In Thousands)
Interest-earning assets:
Real Estate Loans	$1,528	$(3,558)	$(2,030)
Other loans	8	(3)	5
Mortgage-backed securities	2,686	(2,062)	624
Investment securities	(622)	(76)	(698)
Other short-term investments	314	(294)	20
Total	3,914	(5,993)	(2,079)

Interest-bearing liabilities:
NOW and Super Now accounts	$8	$(16)	$(8)
Money market accounts	720	(875)	(155)
Savings accounts	14	(423)	(409)
Certificates of deposit	1,736	(1,817)	(81)
Borrowed funds	(794)	(5,353)	(6,147)
Total	1,684	(8,484)	(6,800)
Change in net interest income	$2,230	$2,491	$4,721

Net Interest Income.  Net interest income for the three months ended June 30, 2003 increased $4.7 million to $25.6 million from $20.9 million during the three months ended June 30, 2002.  This increase was attributable to a decline of $6.8 million in interest expense that was partially offset by a decline of $2.1 million in interest income during the three months ended June 30, 2003 compared to the three months ended June 30, 2002.  The net interest rate spread increased 48 basis points from 2.69% for the three months ended June 30, 2002 to 3.17% for the three months ended June 30, 2003, and the net interest rate margin increased 30 basis points from 3.14% to 3.44% during the same period.

The increase in both the net interest rate spread and net interest rate margin reflected a 149 basis point decline in the average cost of interest-bearing liabilities as a result of a decline of 307 basis points in average cost of borrowed funds (98 basis points excluding prepayment expenses of $3.8 million incurred during the three months ended June 30, 2002), and also as a result of a shift in the composition of interest-bearing liabilities away from higher cost borrowings towards lower cost CDs, money market and other deposit accounts.  During the three months ended June 30, 2003 compared to the three months ended June 30, 2002, the average balance of deposits, including non-interest-bearing checking accounts, increased as a result of ongoing deposit marketing promotions and customer sales activities.  In addition, the average balance of real estate loans increased during the three months ended June 30, 2003 compared to the three months ended June 30, 2002, and the average rate on real estate loans was typically less susceptible to fluctuations in interest rates than other interest-earning assets since real estate loans possess a longer average term to their maturity or next interest rate reset.

Interest Income.  Interest income was $43.6 million during the three months ended June 30, 2003, a decrease of $2.1 million from $45.7 million during the three months ended June 30, 2002.  Interest income on real estate loans and investment securities declined $2.0 million and $698,000, respectively, during the three months ended June 30, 2003 compared to the three months ended June 30, 2002.  These declines were partially offset by an increase in interest income on MBS of $624,000 during the same period.

The decline in interest income on real estate loans during the three months ended June 30, 2003 compared to the three months ended June 30, 2002 was attributable to a decrease of 67 basis points in average yield during the period that resulted from the decline in long-term interest rates from July 2002 to June 2003.  This decline in interest rates stimulated the refinancing and prepayment of higher rate loans in the Bank's portfolio, while also resulting in reduced rates on existing portfolio loans that repriced during the period July 1, 2002 to June 30, 2003.  Partially offsetting the decline in interest income on real estate loans resulting from reductions in yield was an increase in interest income resulting from the increased average balance of real estate loans of $84.3 million during the three months ended June 30, 2003 compared to the three months ended June 30, 2002.  During the three months ended June 30, 2003 and 2002, real estate loan originations totaled $221.9 million and $142.1 million, respectively.  Loan originations increased during the three months ended June 30, 2003 compared to the three months ended June 30, 2002 as a result of the declines in long-term interest rates experienced during the period which stimulated a wave of mortgage refinancing activities and contributed to higher property values and average loan origination amounts.

The Bank's general policy has been to emphasize growth in real estate loans as its primary interest-earning asset, and de-emphasize its investment and MBS portfolios while loan origination demand is strong.  However, as part of a specific investment strategy to achieve a desirable balance of yield and liquidity on short-term investments, the Bank purchased $277.9 million of MBS during the three months ended June 30, 2003.  This purchase level exceeded the level of MBS principal repayments of $199.1 million during the same period.  This resulted in an overall increase of $237.3 million in the average balance of MBS during the three months ended June 30, 2003 compared to the three months ended June 30, 2002.  However, due to the continuation of low interest rates during the period July 1, 2002 through June 30, 2003, the average yield on MBS declined from 5.50% during the three months ended June 30, 2002 to 3.55% during the three months ended June 30, 2003.  The combination of these effects resulted in a net increase in interest income on MBS of $624,000 during the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

Interest income on investment securities declined $698,000 as a result of a decline of $61.3 million in average balance during the three months ended June 30, 2003 compared to the three months ended June 30, 2002, and a decline of 33 basis points in the average yield on these securities during the same period.  The decline in average balance reflects maturity and call activity experienced on these securities as a result of the lower interest rate environment during the period July 1, 2002 through June 30, 2003.  The decline in average yield reflects the decline in interest rates during the period July 1, 2002 through June 30, 2003,  as higher coupon securities were called from the portfolio.

Interest income on other short-term investments increased $20,000 during the three months ended June 30, 2003 compared to the three months ended June 30, 2002.  The average balance of other short-term investments increased $54.0 million during this period due to increased liquid funds generated from both deposit growth and higher real estate loan and MBS principal repayments during the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002.

Overall, the yield on interest-earning assets declined 101 basis points, from 6.87% during the three months ended June 30, 2002 to 5.86% during the three months ended June 30, 2003.  The continuation of low interest rates during the period July 1, 2002 through June 30, 2003 resulted in reductions in the average yield on MBS of 195 basis points, on investment securities of 33 basis points and on other short-term investments of 71 basis points during the three months ended June 30, 2003 compared to the three months ended June 30, 2002.  The yield on real estate loans declined by 67 basis points during this period.

Interest Expense.  Interest expense declined $6.8 million, to $18.0 million, during the three months ended June 30, 2003, from $24.8 million during the three months ended June 30, 2002.  The decline in interest expense resulted primarily from a reduction of $6.1 million in interest expense on borrowed funds, which resulted from declines of $53.4 million in the average balance of borrowed funds and 307 basis points in the average cost of borrowed funds during the three months ended June 30, 2003 compared to the three months ended June 30, 2002.  During the twelve months ended December 31, 2002, the Company prepaid $297.0 million of borrowed funds.  A portion of these prepayments were made during the three months ended June 30, 2002, resulting in prepayment fees of $3.8 million being added to interest expense during the six months ended June 30, 2002.  Although the Company replaced the majority of the prepaid borrowings with longer-term, lower-rate borrowings, a portion of the borrowings were not replaced due to the availability of alternate sources of funding.  These prepayments of borrowings resulted in the significant reduction in both average balance and average cost of borrowings during the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002.

The average cost of CDs, the next largest component of interest expense, declined by 87 basis points, resulting in a reduction in interest expense of $81,000 during the three months ended June 30, 2003 compared to the three months ended June 30, 2002.  The average cost of money market accounts and savings accounts declined by 59 basis points and 46 basis points, respectively, during the same period, resulting in a reduction in interest cost of $875,000 and $423,000, respectively.  These declines in average cost all reflected reductions in interest rates offered by the Bank as a result of the overall interest rate environment in effect during the period July 2002 through June 2003.  Substantially offsetting the declines in interest cost of CDs, money market accounts and savings accounts that resulted from reduced average costs was increased interest expense associated with increased average balances of $208.5 million in CDs, $139.2 million in money market accounts and $5.4 million in savings accounts during the three months ended June 30, 2003 compared to the three months ended June 30, 2002.  These increased average balances reflected successful deposit gathering promotions of the Bank during the period July 1, 2002 to June 30, 2003.

Provision for Loan Losses.  The provision for loan losses was $60,000 during both the three months ended June 30, 2003 and 2002 (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses").

Non-Interest Income.  Non-interest income decreased $1.3 million, to $4.8 million, during the three months ended June 30, 2003, from $6.0 million during the three months ended June 30, 2002.

During the three months ended June 30, 2002, the Holding Company recorded gains of $2.0 million on the sale of equity investment securities.  There were no sales of securities during the three months ended June 30, 2003.  During the three months ended June 30, 2003, the Bank recorded net gains of $198,000 on the sale of loans.  Of the total gain on the sale of loans recorded during the three months ended June 30, 2003, $129,000 related to the sale of multi-family residential loans to FNMA.  Gains on sales of loans were immaterial during the three months ended June 30, 2002, as the FNMA multi-family loan sale program had not yet commenced as of that date.

Offsetting the decline in gains on sales of assets was an increase of $384,000 in service charges and other fees and an increase of $167,000 in prepayment fee and other income.  The increase in service charges and other fees resulted primarily from an increase in retail service fees of $227,000 during the period, due both to continued growth in deposit customers and accounts and increases in service charges implemented during the period.  The increase in other income resulted from increased prepayment fees of $93,000 associated with loan prepayments resulting from higher levels of loan refinances and prepayments caused by the low interest rate environment.

Non-Interest Expense.  Non-interest expense was $9.7 million during the quarter ended June 30, 2003, an increase of $254,000 over the three months ended June 30, 2002.

Salary and employee benefits remained relatively constant during the periods.

Occupancy and equipment expense increased $195,000 during the comparative period due primarily to the addition of the Glen Oaks branch, which commenced operations near the end of the June 30, 2002 quarter, as well as costs associated with a renovation program on existing branches that were not eligible to be capitalized.

Data processing costs increased $116,000 during the comparative period due to additional systems activity related to growth in the loan portfolio and additional deposit activity.

Other expenses decreased $68,000 during the comparative period due primarily to declines in consulting and legal expenses totaling $109,000.

Income Tax Expense.  Income tax expense increased $1.6 million during the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002, due primarily to an increase of $3.2 million in pre-tax net income.

Comparison of the Operating Results for the Six Months Ended June 30, 2003 and 2002

General. Net income was $26.2 million during the six months ended June 30, 2003, an increase of $5.0 million over net income of $21.2 million during the six months ended June 30, 2002.  During this comparative period, net interest income increased $8.9 million, non-interest income increased $885,000 and non-interest expense increased $1.0 million, resulting in increased pre-tax income of $8.8 million.  Income tax expense increased $3.7 million as a result of the increased pre-tax income.

Net Interest Income.  The discussion of net interest income for the six months ended June 30, 2003 and 2002, presented below, should be read in conjunction with the following tables, which set forth certain information relating to the consolidated statements of operations for the six months ended June 30, 2003 and 2002, and reflect the average yield on assets and average cost of liabilities for the periods indicated.  These yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)

	Six Months Ended June 30,
		2003			2002
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)
Assets:
Interest-earning assets:
Real estate loans	$2,179,941	$75,068	6.89%	$2,083,842	$78,147	7.50%
Other loans	3,688	137	7.43	3,311	132	7.97
Mortgage-backed securities	471,430	8,877	3.77	321,207	8,900	5.54
Investment securities	75,569	1,502	3.98	112,176	2,454	4.38
Other short-term investments	186,489	1,932	2.07	131,481	1,812	2.76
Total interest-earning assets	2,917,117	$87,516	6.00%	2,652,017	$91,445	6.90%
Non-interest earning assets	153,996			139,623
Total assets	$3,071,113			$2,791,640

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW, Super Now accounts	$31,597	$170	1.08%	$28,449	$167	1.18%
Money market accounts	628,752	5,536	1.78	486,898	5,825	2.41
Savings accounts	367,996	1,408	0.77	362,520	2,417	1.34
Certificates of deposit	925,241	13,664	2.98	725,836	14,095	3.92
Borrowed funds	670,920	14,865	4.47	776,970	26,008	6.75
Total interest-bearing liabilities	2,624,506	$35,643	2.74%	2,380,673	$48,512	4.11%
Checking accounts	88,023			76,000
Other non-interest-bearing liabilities	89,237			87,609
Total liabilities	2,801,766			2,544,282
Stockholders' equity	269,347			247,358
Total liabilities and stockholders' equity	$3,071,113			$2,791,640
Net interest income		$51,873			$42,933
Net interest rate spread (1)			3.26%			2.79%(3)
Net interest-earning assets	$292,611			$271,344
Net interest rate margin (2)			3.56%			3.24%(3)
Ratio of interest-earning assets to interest-bearing liabilities			111.15%			111.40%

(1)

Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(2)

Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

(3)

Excluding prepayment expenses on borrowings of $4.8 million recorded in interest expense on borrowed funds during the six months ended June 30, 2002, the net interest rate spread was 3.20% and the net interest rate margin was 3.60% during the six months ended June 30, 2002.

Rate/Volume Analysis (Unaudited)

	Six Months Ended
	June 30, 2003
	Compared to
	Six Months Ended
	June 30, 2002
	Increase/ (Decrease)
	Due to:
	Volume	Rate	Total
(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,441	$(6,520)	$(3,079)
Other loans	15	(10)	5
Mortgage-backed securities	3,491	(3,514)	(23)
Investment securities	(764)	(188)	(952)
Other short-term investments	666	(546)	120
Total	6,849	(10,778)	(3,929)

Interest-bearing liabilities:
NOW and Super Now accounts	$18	$(15)	$3
Money market accounts	1,465	(1,754)	(289)
Savings accounts	27	(1,036)	(1,009)
Certificates of deposit	3,412	(3,843)	(431)
Borrowed funds	(2,954)	(8,189)	(11,143)
Total	1,968	(14,837)	(12,869)
Net change in net interest income	$4,881	$4,059	$8,940

Net Interest Income.  Net interest income for the six months ended June 30, 2003 increased $9.0 million to $51.9 million from $42.9 million during the six months ended June 30, 2002.  This increase was attributable to a decline of $12.9 million in interest expense that was partially offset by a decline of $3.9 million in interest income during the six months ended June 30, 2003 compared to the six months ended June 30, 2002.  The net interest rate spread increased 47 basis points from 2.79% for the six months ended June 30, 2002 to 3.26% for the six months ended June 30, 2003, and the net interest rate margin increased 32 basis points from 3.24% to 3.56% during the same period.

The increase in both the net interest rate spread and net interest rate margin reflected a 137 basis point decline in the average cost of interest-bearing liabilities, as a result of a decline of 228 basis points in the average cost of borrowed funds (104 basis points excluding prepayment expenses of $4.8 million incurred during the six months ended June 30, 2002), and also as a result of a shift in the composition of interest-bearing liabilities away from higher cost borrowings towards lower cost CDs, money market and other deposit accounts.  During the six months ended June 30, 2003 compared to the six months ended June 30, 2002, the average balance of deposits, including non-interest-bearing checking accounts, increased as a result of ongoing deposit marketing promotions and customer sales activities.  In addition, the average balance of real estate loans increased during the six months ended June 30, 2003 compared to the six months ended June 30, 2002, and the average rate on real estate loans was typically less susceptible to fluctuations in interest rates than other interest-earning assets since real estate loans possess a longer average term to their maturity or next interest rate reset.

Interest Income.  Interest income was $87.5 million during the six months ended June 30, 2003, a decrease of $3.9 million from $91.4 million during the six months ended June 30, 2002.  Interest income on real estate loans and investment securities declined $3.1 million and $952,000, respectively, during the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

The decline in interest income on real estate loans during the six months ended June 30, 2003 compared to the six months ended June 30, 2002 was attributable to a decline of 61 basis points in average yield during the period that resulted from the decline in long-term interest rates from July 2002 to June 2003.  This decline in interest rates stimulated the refinancing and prepayment of higher rate loans in the Bank's portfolio, while also resulting in reduced rates on existing portfolio loans that repriced during the period July 1, 2002 to June 30, 2003.  Partially offsetting the reduction in interest income on real estate loans resulting from reductions in yield was an increase in interest income resulting from the increased average balance of real estate loans of $96.1 million during the six months ended June 30, 2003 compared to the six months ended June 30, 2002.  During the six months ended June 30, 2003 and 2002, real estate loan originations totaled $479.6 million and $288.6 million, respectively.  Loan originations increased during the six months ended June 30, 2003 compared to the six months ended June 30, 2002 as a result of the declines in long-term interest rates experienced during the period which stimulated a wave of mortgage refinancing activities and contributed to higher property values and average loan origination amounts.

The Bank's general policy has been to emphasize growth in real estate loans as its primary interest-earning asset, and de-emphasize its investment and MBS portfolios while loan origination demand is strong.  However, as part of a specific investment strategy to achieve a desirable balance of yield and liquidity on short-term investments, the Bank purchased $531.0 million of MBS during the six months ended June 30, 2003.  This purchase level exceeded the level of principal repayments of $199.1 million during the same period.  This resulted in an overall increase of $150.2 million in the average balance of MBS during the six months ended June 30, 2003 compared to the six months ended June 30, 2002.  However, due to the continuation of low interest rates during the period July 1, 2002 through June 30, 2003, the average yield on MBS declined from 5.54% during the six months ended June 30, 2002 to 3.77% during the six months ended June 30, 2003.  The combination of these effects resulted in a net reduction of interest income on MBS of $23,000 during the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Interest income on investment securities declined $952,000 as a result of a decrease of $36.6 million in average balance during the six months ended June 30, 2003 compared to the six months ended June 30, 2002, and a decline of 40 basis points in the average yield on these securities during the same period.  The decrease in average balance reflects maturity and call activity experienced on these securities as a result of the lower interest rate environment during the period July 1, 2002 through June 30, 2003 that was not replaced with new purchases.  The decrease in average yield reflects the decline in interest rates during the period July 1, 2002 through June 30, 2003, as higher coupon securities were called from the portfolio.

Interest income on other short-term investments increased $120,000 during the six months ended June 30, 2003 compared to the six months ended June 30, 2002.  The average balance of other short-term investments increased $55.0 million during this period due to increased liquid funds generated from both deposit growth and higher real estate loan and MBS principal repayments during the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Overall, the yield on interest-earning assets declined 90 basis points, from 6.90% during the six months ended June 30, 2002 to 6.00% during the six months ended June 30, 2003.  The continuation of low interest rates during the period July 1, 2002 through June 30, 2003 resulted in reductions in the average yield on MBS of 177 basis points, on investment securities of 40 basis points and on other short-term investments of 69 basis points during the six months ended June 30, 2003 compared to the six months ended June 30, 2002.  The yield on real estate loans declined by 61 basis points during this period.

Interest Expense.  Interest expense declined $12.9 million, to $35.6 million during the six months ended June 30, 2003, from $48.5 million during the six months ended June 30, 2002.  The decline in interest expense resulted primarily from a reduction of $11.1 million in interest expense on borrowed funds, which resulted from declines of $106.1 million in the average balance of borrowed funds and 228 basis points in the average cost on borrowed funds during the six months ended June 30, 2003 compared to the six months ended June 30, 2002.  During the twelve months ended December 31, 2002, the Company prepaid $297.0 million of borrowed funds.  A portion of these prepayments were made during the six months ended June 30, 2002, resulting in prepayment fees of $4.8 million being added to interest expense during the six months ended June 30, 2002.  Although the Company replaced the majority of the prepaid borrowings with longer-term, lower-rate borrowings, a portion of the borrowings were not replaced due to the availability of alternate sources of funding.  These prepayments of borrowings resulted in the significant reduction in both average balance and average cost of borrowings during the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

The average cost of CDs, the next largest component of interest expense, declined by 94 basis points, resulting in a reduction in interest expense of $431,000 during the six months ended June 30, 2003 compared to the six months ended June 30, 2002.  The average cost of money market accounts and savings accounts declined by 63 basis points and 57 basis points, respectively, during the same period, resulting in a reduction in interest cost of $289,000 and $1.0 million, respectively.  These declines in average cost all reflected reductions in interest rates offered by the Bank as a result of the overall interest rate environment in effect during the period July 2002 through June 2003.  Partially offsetting the declines in interest cost of CDs, money market accounts and savings accounts that resulted from reduced average costs, was increased interest expense associated with increased average balances of $199.4 million in CDs, $141.9 million in money market accounts and $5.5 million in savings accounts during the six months ended June 30, 2003 compared to the six months ended June 30, 2002.  These increased average balances reflected successful deposit gathering promotions of the Bank during the period July 1, 2002 to June 30, 2003.

Provision for Loan Losses.  The provision for loan losses was $120,000 during both the six months ended June 30, 2003 and 2002 (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses").

Non-Interest Income.  Non-interest income increased $885,000 to $10.1 million during the six months ended June 30, 2003, from $9.2 million during the six months ended June 30, 2002.  The increase resulted primarily from increased prepayment fee income of $1.4 million, as loan prepayments increased during the period due to declines in interest rates from July 2002 through June 2003.  In addition, service charges and other fee income grew $581,000 due primarily to an increase of $351,000 in deposit customer fees resulting from growth in deposit activity and growth of $160,000 in loan fees resulting from increased loan origination activity resulting from the lower interest rate environment.

During the six months ended June 30, 2003, the Bank recorded a net gain of $790,000 on the sale of loans and a net gain of $64,000 on the sale of an Other Real Estate Owned ("OREO") property.  Of the total gain on the sale of loans recorded during the six months ended June 30, 2003, $660,000 related to the sale of multi-family residential loans to FNMA.  During the six months ended June 30, 2002, net gains on sales of equity investment securities totaled $2.0 million.  There were no sales of investment securities during the six months ended June 30, 2003.  Gains on the sales of loans and OREO were immaterial during the six months ended June 30, 2002, as the FNMA multi-family loan sale program had not yet commenced at that time.

Non-Interest Expense.  Non-interest expense was $19.4 million during the six months ended June 30, 2003, an increase of $1.1 million over the six months ended June 30, 2002.

Salary and employee benefits increased $168,000 during this period as a result of increased salaries and staffing during the past twelve months, reflecting growth in personnel added to satisfy needs created by growth in loans and deposit balances, and added deposit products during the period.  The benefit costs associated with the ESOP and RRP declined $73,000 due to a reduction of $134,000 in RRP expenses.  This reduction resulted from the termination of expense accruals associated with the initial grant of RRP shares on February 1, 2002, for which one month of expense was recorded during the six months ended June 30, 2002 and no expense was accrued during the six months ended June 30, 2003.

Occupancy and equipment expense increased $443,000 during the comparative period due primarily to the addition of two branches, the second of which commenced operations in June 2002, and costs associated with a renovation program on existing branches that were not eligible to be capitalized.

Data processing costs increased $305,000 during the comparative period due to additional systems activity related to growth in the loan portfolio and additional deposit activity.

Other expenses increased $175,000 during the comparative period due primarily to growth in advertising expenses of $143,000, as well as growth in charitable contributions of $45,000.

Income Tax Expense.  Income tax expense increased $3.7 million during the six months ended June 30, 2003 compared to the six months ended June 30, 2002, due primarily to an increase of $8.8 million in pre-tax net income.

Item 3.

 Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is presented at December 31, 2002 in Item 7A of the Company's Transition Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC') on March 28, 2003.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk continues to be interest rate risk.  The Bank is not subject to foreign currency exchange or commodity price risk.  At June 30, 2003, the Company owned no trading assets, nor did it utilize transactions involving derivative instruments that required bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There has been no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2002 to June 30, 2003.

GAP Analysis.  There was no material change in the computed one-year Interest Sensitivity GAP from December 31, 2002 to June 30, 2003.

Interest Rate Risk Compliance.  The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at December 31, 2002 and March 31, 2003.  There were no changes in the board-approved limits of acceptable variance in net interest income and net portfolio value at June 30, 2003 compared to either December 31, 2002 or March 31, 2003.

The analysis that follows presents the estimated net portfolio value ("NPV") as a result of market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under four other interest rate scenarios ("Rate Shock Scenarios") represented by immediate, permanent, parallel shifts in the term structure of interest rates from the actual term structure observed at June 30, 2003 and December 31, 2002.  The analysis additionally presents a measurement of the percentage by which each of the Rate Shock Scenario NPVs changes from the Pre-Shock Scenario NPV at June 30, 2003 and March 31, 2003.  Interest rate sensitivity is measured by the changes in the various Rate Shock Scenario NPV ratios ("NPV Ratios") from the Pre-Shock Scenario NPV ratio.

	At June 30, 2003
	Net Portfolio Value			Portfolio Value of Assets		At March 31, 2003
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Sensitivity Change	NPV Ratio	Sensitivity Change
Change in Interest Rate
+ 200 Basis Points	274,882	(43,211)	(13.58)%	8.71%	(1.12)%	9.25%	(1.09)%
+ 100 Basis Points	314,772	(3,321)	(1.04)	9.79	(0.04)	10.24	(0.09)
Pre-Shock	318,093	-	-	9.83	-	10.33	-
- 100 Basis Points	289,940	(28,153)	(8.85)	8.98	(0.85)	9.87	(0.46)
- 200 Basis Points	289,940	(28,153)	(8.85)	8.98	(0.85)	10.18	(0.15)

The NPVs presented above incorporate some asset and liability values derived from the Bank’s valuation model, such as those for mortgage loans and time deposits.  For other values, such as values for the Bank's MBS portfolio, as well as for the Bank's putable borrowings, the Bank relies upon independent and reputable sources.  The valuation model makes various estimates regarding cash flows from principal repayments on loans and passbook decay balances at each level of interest rate change.  The Bank's estimates for loan prepayment levels are influenced by the recent history of prepayment activity in its loan portfolio as well as the interest-rate composition of the existing portfolio, especially vis-à-vis the current interest rate environment.  In addition, the Bank considers the amount of prepayment fee protection inherent in the loan portfolio when estimating future prepayment cash flows.

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

The Bank also generates a series of spot discount rates that are integral to the valuation of the projected monthly cash flows of its assets and liabilities.  The Bank's valuation model employs discount rates that are representative of prevailing market rates of interest, with appropriate adjustments believed to be suited to the heterogeneous characteristics of the Bank’s various asset and liability portfolios.

The NPV Ratio at June 30, 2003 was 9.83% in the Pre-Shock Scenario, a decrease from the Pre-Shock NPV Ratio of 10.33% at March 31, 2003. The NPV Ratio was 8.71% in the +200 basis point Rate Shock Scenario at June 30, 2003, a decline from the NPV Ratio of 9.25% in the +200 basis point Rate Shock Scenario at March 31, 2003.  At June 30, 2003, the sensitivity measure in the +200 basis point Rate Shock Scenario was negative 112 basis points, compared to a sensitivity measure of negative 109 basis points in the + 200 basis point Rate Shock Scenario at March 31, 2003.

The decline in the Pre-shock NPV Ratio resulted primarily from: (1) a decline in the pricing of the Bank’s multi-family residential and commercial real estate loan portfolios, (2) a decline in the intangible value ascribed to the Bank’s passbook deposits, and (3) an increase in the pricing of the Bank’s borrowings.  The pricing of the multi-family and commercial real estate loan portfolio declined due to a decrease in its weighted average coupon from March 31, 2003 to June 30, 2003 and to acceleration in its rate of principal repayment.  The decline in the passbook intangible value was due to general reductions in the cost of deposit funding during the same period while the increase in pricing of the Bank’s borrowings was also due to declines in market interest rates.

The sensitivity measure in the +200 basis point Rate Shock Scenario remained relatively constant during the three months ended June 30, 2003, as the estimated decrease in the value of the Bank’s assets and off-balance sheet loan commitments, given a 200 basis point increase in interest rates, was proportionately offset by an estimated increase in the Bank’s deposit intangible value and an estimated decrease in the value of the Bank’s liabilities.  Real estate loans and MBS, the Bank’s largest interest earning assets, experienced decreased value in the +200 basis point Rate Shock Scenario as their estimated repayment speeds decline significantly.  Similarly, the Bank’s CD and borrowings portfolio experienced decreased value in the +200 basis point Rate Shock Scenario.

Item 4.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the disclosure controls and procedures of the Company, as defined in Rule 13a-15(e) or 15d-15(e) promulgated pursuant to the Exchange Act, as of June 30, 2003 and concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.

(b)

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

(a)

The Company's 2003 Annual Meeting of Shareholders was held on May 15, 2003.

(b)

Not applicable.

(c)

The following is a summary of the matters voted upon at the meeting and the votes obtained:

Description	Votes For	Votes Against	Abstentions	Votes Withheld	Broker Non-Votes

1) Election of the following individuals as Director for a term to expire at the 2006 Annual Meeting of Shareholders:
Michael P. Devine	22,639,151	-0-	-0-	272,138	-0-
Anthony Bergamo	22,616,801	-0-	-0-	294,488	-0-
Joseph H. Farrell	22,543,604	-0-	-0-	367,685	-0-
Louis V. Varone	22,632,986	-0-	-0-	278,303	-0-

2) Ratification of the appointment of Deloitte & Touche LLP to act as independent auditors for the Company for the year ending December 31, 2003	22,506,019	380,218	25,052	-0-	-0-

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
Exhibit index and footnotes continued on next page
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

11.	Statement Re: Computation of Per Share Earnings
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

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

(b)

Reports on Form 8-K

On May 8, 2003, the Holding Company furnished a Current Report on Form 8-K regarding a financial presentation made to investors on May 8, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: August 14, 2003

By: /s/ VINCENT F. PALAGIANO

Vincent F. Palagiano

Chairman of the Board and Chief Executive

  Officer

Dated: August 14, 2003

By: /s/ KENNETH J. MAHON

Kenneth J. Mahon

Executive Vice President and Chief Financial

  Officer  (Principal Accounting Officer)