Form 10-Q
period 2003-09-30
DIME COMMUNITY BANCSHARES INC
filed 2003-11-14
CIK 1005409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Classes of Common Stock

Number of Shares Outstanding at October 31, 2003

$.01 Par Value

25,605,099

#

	PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements
	Consolidated Statements of Financial Condition at September 30, 2003 (Unaudited) and December 31, 2002	3
	Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2003 and 2002 (Unaudited)	4
	Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2003 and 2002 (Unaudited) and Statements of Comprehensive Income for the Three Months and Nine Months Ended September 30, 2003 and 2002 (Unaudited)	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7-10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26-28
Item 4.	Controls and Procedures	28

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 2.	Changes in Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits and Reports on Form 8-K	29-30
	Signatures	31

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share amounts)

	September 30, 2003 (Unaudited)	December 31, 2002
ASSETS:
Cash and due from banks	$20,542	$21,487
Federal funds sold and short-term investments	65,736	114,291
Encumbered investment securities held-to-maturity (estimated fair value of $774 and $835 at September 30, 2003 and December 31, 2002, respectively)	765	825
Unencumbered investment securities available for sale	48,819	104,564
Mortgage-backed securities held-to-maturity (estimated fair value of $939 and $2,337 at September 30, 2003 and December 31, 2002, respectively):
Encumbered	144	759
Unencumbered	739	1,490
	883	2,249
Mortgage-backed securities available for sale:
Encumbered	91,654	107,918
Unencumbered	479,075	252,785
	570,729	360,703
Loans:
Real estate	2,197,946	2,160,738
Other loans	4,391	4,753
Less allowance for loan losses	(15,621)	(15,458)
Total loans, net	2,186,716	2,150,033
Loans held for sale	11,919	4,586
Premises and fixed assets, net	16,592	15,862
Federal Home Loan Bank of New York capital stock	31,625	34,890
Other real estate owned, net	-	134
Goodwill	55,638	55,638
Other assets	75,167	81,112
Total Assets	$3,085,131	$2,946,374
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors	$2,031,009	$1,927,175
Escrow and other deposits	52,035	36,678
Securities sold under agreements to repurchase	76,291	95,541
Federal Home Loan Bank of New York advances	574,000	555,000
Subordinated notes payable	25,000	25,000
Other liabilities	44,106	41,243
Total Liabilities	2,802,441	2,680,637
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at September 30, 2003 and December 31, 2002)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 32,277,596 shares and 31,935,399 shares issued at September 30, 2003 and December 31, 2002, respectively, and 25,320,399 shares and 25,646,702 shares outstanding at September 30, 2003 and December 31, 2002, respectively)	323	319
Additional paid-in capital	178,515	172,460
Retained earnings	226,248	196,309
Accumulated other comprehensive (loss) income, net of deferred taxes	(394)	2,076
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(5,317)	(5,661)
Unearned and unallocated common stock of Recognition and Retention Plan ("RRP")	(2,644)	(2,641)
Common stock held by Benefit Maintenance Plan	(5,584)	(3,867)
Treasury stock, at cost (6,957,197 shares and 6,288,697 shares at September 30, 2003 and December 31, 2002, respectively)	(108,457)	(93,258)
Total Stockholders' Equity	282,690	265,737
Total Liabilities And Stockholders' Equity	$3,085,131	$2,946,374

See notes to unaudited consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income:
Loans secured by real estate	$36,024	$38,819	$111,092	$116,966
Other loans	70	74	207	206
Mortgage-backed securities	4,815	3,928	13,692	12,828
Investment securities	492	1,278	1,994	3,732
Other	610	821	2,542	2,633
Total interest income	42,011	44,920	129,527	136,365

Interest expense:
Deposits and escrow	9,112	10,960	29,890	33,464
Borrowed funds	7,419	9,737	22,284	35,745
Total interest expense	16,531	20,697	52,174	69,209
Net interest income	25,480	24,223	77,353	67,156
Provision for loan losses	88	60	208	180
Net interest income after provision for loan losses	25,392	24,163	77,145	66,976

Non-interest income:
Service charges and other fees	1,803	1,311	4,761	3,688
Net gain on sales of loans	646	25	1,436	34
Net gain (loss) on sales and redemptions of securities and other assets	-	(18)	64	2,034
Income from Bank owned life insurance	504	557	1,609	1,662
Prepayment fee income	6,097	1,318	10,626	4,490
Other	356	297	1,029	816
Total non-interest income	9,406	3,490	19,525	12,724

Non-interest expense:
Salaries and employee benefits	4,692	5,269	13,901	14,310
ESOP and RRP compensation expense	645	684	1,825	1,937
Occupancy and equipment	1,264	1,089	3,782	3,164
Federal deposit insurance premiums	85	74	246	216
Data processing costs	606	583	2,045	1,717
Core deposit premium amortization	206	206	619	619
Other	2,271	2,222	6,716	6,492
Total non-interest expense	9,769	10,127	29,134	28,455

Income before income taxes	25,029	17,526	67,536	51,245
Income tax expense	9,857	6,598	26,130	19,155
Net income	$15,172	$10,928	$41,406	$32,090

Earnings per Share:
Basic	$0.64	$0.45	$1.73	$1.32
Diluted	$0.61	$0.43	$1.66	$1.27

See notes to unaudited consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Nine Months Ended September 30,
	2003	2002
Common Stock (Par Value $0.01):
Balance at beginning of period	$319	$307
Shares issued in exercise of options	4	11
Balance at end of period	323	318
Additional Paid-in Capital:
Balance at beginning of period	172,460	158,213
Cash paid for fractional shares of stock dividend	-	(17)
Stock options exercised	2,024	6,528
Tax benefit of RRP and stock options	2,632	4,508
Amortization of excess fair value over cost – ESOP stock	1,399	1,236
Balance at end of period	178,515	170,468
Retained Earnings:
Balance at beginning of period	196,309	163,077
Net income for the period	41,406	32,090
Cash dividends declared and paid	(11,467)	(8,297)
Balance at end of period	226,248	186,870
Accumulated Other Comprehensive (Loss) Income:
Balance at beginning of period	2,076	4,803
Change in other comprehensive (loss) income during the period, net of deferred taxes	(2,470)	(1,134)
Balance at end of period	(394)	3,669
Employee Stock Ownership Plan:
Balance at beginning of period	(5,661)	(6,128)
Amortization of earned portion of ESOP stock	344	350
Balance at end of period	(5,317)	(5,778)
Recognition and Retention Plan:
Balance at beginning of period	(2,641)	(1,935)
Common stock acquired by RRP	(84)	(964)
Amortization of earned portion of RRP stock	81	269
Balance at end of period	(2,644)	(2,630)
Treasury Stock:
Balance at beginning of period	(93,258)	(71,755)
Purchase of treasury shares, at cost	(15,199)	(16,350)
Balance at end of period	(108,457)	(88,105)
Common Stock Held by Benefit Maintenance Plan:
Balance at beginning of period	(3,867)	(2,659)
Common stock acquired	(1,717)	(1,208)
Balance at end of period	(5,584)	(3,867)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Statements of Comprehensive Income	2003	2002	2003	2002
Net Income	$15,172	$10,928	$41,406	$32,090
Minimum pension liability, net of tax of $(1,604) during the three months ended September 30, 2002	-	1,908	-	-
Reclassification adjustment for securities sold, net of income tax benefit of $(8) during the three months ended September 30, 2002 and $913 during the nine months ended September 30, 2002	-	10	-	(1,072)
Net unrealized securities gains (losses) arising during the period, net of taxes of $1,232 and $353 during the three months ended September 30, 2003 and 2002, respectively, and $2,104 and $53 during the nine months ended September 30, 2003 and 2002, respectively	(1,446)	(415)	(2,470)	(62)
Comprehensive Income	$13,726	$12,431	$38,936	$30,956

See notes to unaudited consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$41,406	$32,090
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on investment and mortgage backed securities sold	-	(1,995)
Net gain on sale of loans held for sale	(1,436)	(34)
Net gain on sale of other assets	(64)	(39)
Net depreciation and amortization	3,319	1,483
ESOP and RRP compensation expense	1,825	1,936
Provision for loan losses	208	180
Origination of loans held for sale	(48,839)	(1,373)
Proceeds from sale of loans held for sale	42,942	3,316
Proceeds from sale of other real estate owned	198	-
Decrease in other assets	8,069	9,776
Increase in other liabilities	2,862	10,615
Net cash provided by operating activities	50,490	55,955
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in other short term investments	48,349	(7,144)
Proceeds from maturities of investment securities held to maturity	60	205
Proceeds from maturities of investment securities available for sale	37,746	9,045
Proceeds from calls of investment securities held to maturity	-	155
Proceeds from calls of investment securities available for sale	18,000	38,200
Proceeds from sales of investment securities available for sale	-	9,577
Purchases of investment securities available for sale	(292)	(68,722)
Purchases of mortgage-backed securities available for sale	(531,029)	(172,085)
Principal collected on mortgage-backed securities held to maturity	1,366	1,948
Principal collected on mortgage-backed securities available for sale	314,660	147,971
Net increase in loans	(36,891)	(99,100)
Purchases of fixed assets	(1,803)	(1,487)
Redemption of Federal Home Loan Bank stock	3,265	8,196
Net cash used in investing activities	(146,569)	(133,241)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in due to depositors	103,834	253,381
Net increase in escrow and other deposits	15,357	14,790
Net increase in Federal Home Loan Bank advances	19,000	2,500
Cash disbursed in payment of stock dividend for fractional shares	-	(11)
Decrease in securities sold under agreements to repurchase	(19,250)	(179,393)
Cash dividends paid	(11,467)	(8,297)
Stock options exercised and tax benefits of RRP and stock options	4,660	10,955
Purchases of common stock of RRP and BMP	(1,801)	(2,172)
Purchase of treasury stock	(15,199)	(16,350)
Net cash provided by financing activities	95,134	75,403
DECREASE IN CASH AND DUE FROM BANKS	(945)	(1,883)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	21,487	27,212
CASH AND DUE FROM BANKS, END OF PERIOD	$20,542	$25,329
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	14,873	10,165
Cash paid for interest	51,439	70,168
Decrease in accumulated other comprehensive income	(2,470)	(1,134)

See notes to unaudited consolidated financial statements.

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

2.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of September 30, 2003, and the results of operations, changes in stockholders' equity, comprehensive income and cash flows for the periods presented.  The results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2003.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of mortgage servicing rights and asset impairment judgments (including the value of goodwill), other than temporary declines in the value of its securities, and loan income recognition are its most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a greater degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the Company's results of operations or financial condition.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the transitional period ended December 31, 2002 and notes thereto.

3.   TREASURY STOCK

During the nine months ended September 30, 2003, the Holding Company repurchased 668,500 shares of its common stock into treasury.  All shares were recorded at the acquisition cost, which totaled $15.2 million during the nine months ended September 30, 2003.

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

SFAS 142 established new standards for goodwill acquired in a business combination.  SFAS 142 eliminated amortization of goodwill and instead required a transitional goodwill impairment test to be performed as of or within six months of the date of adoption and annually thereafter.  As of the date of adoption of SFAS 142, the Company had goodwill totaling $55.6 million.  Prior to adoption of SFAS 142, annual goodwill amortization expense totaled $4.6 million.

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

The following table reflects the carrying amount and accrued amortization of the Company’s goodwill and core deposit intangible:

Core Deposit Intangible			Goodwill
	September 30, 2003	December 31, 2002		September 30, 2003	December 31, 2002
(Dollars in thousands)
Original Amount	$4,950	$4,950	Original Amount	$73,107	$73,107
Accumulated Amortization	(3,871)	(3,252)	Accumulated Amortization	(17,469)	(17,469)
Net Carrying Value	$1,079	$1,698	Net Carrying Value	$55,638	$55,638

In conjunction with the adoption of SFAS 142, the Company also re-assessed the useful lives and classification of its identifiable intangible assets and determined that they remain appropriate.

Aggregate amortization expense related to the core deposit intangible was $206,000 for both the three months ended September 30, 2003 and 2002 and $619,000 for both the nine months ended September 30, 2003 and 2002.  Estimated future amortization expense related to the core deposit intangible is as follows:

For the Fiscal Year Ending December 31:
(Dollars in thousands)
2003	$206
2004	825
2005	48
$1,079

5.

EARNINGS PER SHARE ("EPS")

EPS are calculated and reported in accordance with SFAS 128, "Earnings Per Share.''  SFAS 128 requires disclosure of basic EPS and diluted EPS for entities with complex capital structures on the face of the income statement, along with a reconciliation of the numerator and denominator of basic and diluted EPS.

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

The following is a reconciliation of the numerator and denominator of basic EPS and diluted EPS for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in Thousands)
Numerator:
Net Income per the Consolidated Statement of Operations	$15,172	$10,928	$41,406	$32,090
Denominator:
Average shares outstanding utilized in the calculation of basic earnings per share	23,883,392	24,259,941	23,925,693	24,236,824
Unvested shares of RRP	27,000	45,000	30,791	43,905
Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options	931,116	1,048,440	948,060	1,004,364
Average shares outstanding utilized in the calculation of diluted earnings per share	24,841,508	25,353,381	24,904,544	25,285,093

Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options are calculated based upon the excess of the average market value of the Holding Company's common stock over the exercise price of outstanding options.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation for the Stock Option Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
(Dollars in Thousands)
Net income, as reported	$15,172	$10,928	$41,406	$32,090
Less: Excess stock-based compensation expense determined under the fair value method over the stock-based compensation recorded for all plans, net of applicable taxes	(398)	(310)	(1,136)	(912)
Pro forma net income	$14,774	$10,618	$40,270	$31,178
Earnings per share
Basic, as reported	$0.64	$0.45	$1.73	$1.32
Basic, pro forma	0.62	0.44	1.68	1.29

Diluted, as reported	$0.61	$0.43	$1.66	$1.27
Diluted, pro forma	0.59	0.42	1.62	1.23

The assumptions used to calculate the fair value of options granted presented in the above table are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.   See Note 15 to the Company's consolidated audited financial statements for the transition period ended December 31, 2002.

7.

RECENTLY ISSUED ACCOUNTING STANDARDS:

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amended and clarified financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of SFAS No. 149 are generally effective for contracts entered into or modified after June 30, 2003 and are to be applied prospectively. The Company does not believe the adoption of the provisions of SFAS No. 149 will have a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" which established standards for the manner in which an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify certain instruments as liabilities (or assets in some circumstances) which may have previously been classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period commencing after June 15, 2003, except for the provisions relating to paragraphs nine and ten which have been deferred indefinitely. The provisions of SFAS No. 150 are to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and remaining in existence at the beginning of the interim period of adoption. The Company does not believe the adoption of the provisions of SFAS No. 150 will have a material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which required both extensive disclosures and companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities with which they are involved if the entity’s equity possesses specified characteristics. If it is reasonably possible that a company will have a significant variable interest in a variable interest entity at the date FIN 46’s consolidation requirements become effective, the company must disclose the nature, purpose, size and activities of the variable interest entity and the consolidated enterprise’s maximum exposure to loss resulting from its involvement with the variable interest entity in all financial statements issued after January 31, 2003 (including December 31, 2002 financial statements) regardless of the date the variable interest entity was created. The consolidation provisions of FIN 46 immediately applied to variable interest entities created after January 31, 2003.   For variable interest entities created before February 1, 2003, the consolidation provisions of FIN 46 will become effective in the Company's interim period beginning after October 15, 2003. The adoption of the effective provisions of FIN 46 did not have a material effect on the Company’s consolidated financial statements. The Company does not believe that the adoption of the remaining provisions of FIN 46 will have a material effect on the Company’s consolidated financial statements.

8.

RECLASSIFICATION

Certain amounts as of December 31, 2002 and for the three months and nine months ended September 30, 2002 have been reclassified to conform to their presentation as of and for the three and nine months ended September 30, 2003.

9.

SUBSEQUENT EVENT

Effective October 20, 2003, the Company completed a balance sheet restructuring in which it sold $87 million of investment securities and utilized the proceeds to prepay $82 million of wholesale borrowings. The pre-tax loss on the sale of securities of $2.0 million and the pre-tax prepayment expenses on the borrowings of $4.1 million related to this balance sheet restructuring are expected to reduce diluted earnings per share by 13 cents during the fourth quarter ending December 31, 2003.

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

General

The Bank's principal business has been, and continues to be, gathering deposits from customers within its market area, and investing those deposits primarily in multi-family residential, commercial and one- to four-family residential real estate loans, construction loans, consumer loans, mortgage-backed securities, obligations of the U.S. Government and Government Sponsored Entities, corporate debt and equity securities.  Virtually all of these business activities are transacted through the Bank.

Selected Financial Highlights and Other Data

(Dollars in thousands except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
Performance and Other Selected Ratios:
Return on Average Assets	1.96%	1.53%	1.79%	1.52%
Return on Average Stockholders' Equity	22.07	17.21	20.35	17.14
Stockholders' Equity to Total Assets	9.16	8.94	9.16	8.94
Tangible Equity to Total Tangible Assets	7.47	6.99	7.47	6.99
Loans to Deposits at End of Period	109.02	116.43	109.02	116.43
Loans to Earning Assets at End of Period	75.50	78.00	75.50	78.00
Interest Rate Spread	3.23	3.27(1)	3.25	2.96(1)
Net Interest Margin	3.46	3.59(1)	3.52	3.36(1)
Average Interest Earning Assets to Average Interest Bearing Liabilities	110.98	111.38	111.09	111.39
Non-Interest Expense to Average Assets	1.26	1.42	1.26	1.35
Efficiency Ratio	28.53	36.55	30.55	36.57
Effective Tax Rate	39.38	37.65	38.69	37.38
Dividend Payout Ratio	27.87	27.91	27.11	25.20
Average Tangible Equity	$219,765	$193,817	$213,314	$187,999
Per Share Data:
Reported EPS (Diluted)	$0.61	$0.43	$1.66	$1.27
Cash Dividends Paid Per Share	0.17	0.12	0.45	0.32
Stated Book Value	11.16	10.12	11.16	10.12
Tangible Book Value	8.93	7.75	8.93	7.75
Table and footnotes continued on next page
	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
Asset Quality Summary:
Net Charge-offs (recoveries)	$15	$(4)	$45	$238
Non-performing Loans	860	1,655	860	1,655
Other Real Estate Owned	-	134	-	134
Non-performing Loans/Total Loans	0.04%	0.08%	0.04%	0.08%
Non-performing Assets/Total Assets	0.03	0.06	0.03	0.06
Allowance for Loan Losses/Total Loans	0.71	0.72	0.71	0.72
Allowance for Loan Losses/Non-performing Loans	1,816.40	932.57	1,816.40	932.57
Regulatory Capital Ratios: (Bank Only)
Tangible Capital	7.52%	6.94%	7.52%	6.94%
Leverage Capital	7.52	6.94	7.52	6.94
Total Risk-based Capital	14.49	12.87	14.49	12.87
Earnings to Fixed Charges Ratios
Including Interest on Deposits	2.51x	1.85x	2.29x	1.74x
Excluding Interest on Deposits	4.37	2.80	4.03	2.43

(1)   Excluding prepayment expenses on borrowings of $580,000 recorded during the three months ended September 30, 2002, the interest rate spread was 3.36% and the net interest margin was 3.68% during the three months ended September 30, 2002.   Excluding prepayment expenses on borrowings of $5,376,000 recorded during the nine months ended September 30, 2002, the interest rate spread was 3.25% and the net interest margin was 3.63% during the nine months ended September 30, 2002.

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the six months ended December 31, 2002 contains a summary of the Company's significant accounting policies. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of mortgage servicing rights and asset impairment judgments (including the value of goodwill), other than temporary declines in the value of its securities, and loan income recognition are its most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a greater degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the Company's results of operations or financial condition.

The following is a description of the Company's critical accounting policies and an explanation of the methods and assumptions underlying their application. These critical policies and their application are reviewed periodically and at least annually with the Audit Committee of the Company's Board of Directors.

Allowance For Loan Losses. For a detailed description of the methods and assumptions underlying the allowance for loan losses, see "Item 1 – Business - Allowance for Loan Losses" in the Company's Transition Report on Form 10-K filed on March 28, 2003 and Note 1 to the Audited Consolidated Financial Statements for the six months ended December 31, 2002 included therein.

Valuation Of Mortgage Servicing Rights ("MSR").  The cost of mortgage loans sold with servicing rights retained is allocated between the loans and the servicing rights based on their estimated fair values at the time of the loan sale. Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, net servicing income. The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that the Company believes market participants would adopt for similar assets. Capitalized loan servicing assets are stratified based on predominant risk characteristics of the underlying loans for the purpose of evaluating impairment. A valuation allowance is then established in the event the recorded value of an individual stratum exceeds fair value.

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

Asset Impairment Adjustments.  Certain of the Company’s assets are carried in its consolidated statements of financial condition at fair value or at the lower of cost or fair value. Valuation allowances are established when necessary to recognize impairment of such assets. Management of the Company periodically performs analyses to test for impairment of various assets. In addition to the impairment analyses related to loans and MSR, two other significant impairment analyses relate to the value of goodwill and other than temporary declines in the value of the Company's securities.

Goodwill.  Goodwill is accounted for in accordance with SFAS 142, which established new standards for goodwill acquired in a business combination.  SFAS 142 eliminated amortization of goodwill and instead required a transitional goodwill impairment test to be performed as of or within six months of the date of adoption and annually thereafter.  As of the date of adoption of SFAS 142, the Company had goodwill totaling $55.6 million.

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

Securities.  Debt and equity securities that have readily determinable fair values are carried at fair value unless they are held to maturity. Estimated fair values for securities are based on published or securities dealers' market values.  Debt securities are classified as held to maturity and carried at amortized cost only if the Company has a positive intent and ability to hold them to maturity.  If not classified as held to maturity, such securities are classified as securities available for sale. Unrealized holding gains or losses on securities available for sale are excluded from net income and reported net of income taxes as other comprehensive income.  The Company conducts a periodic review and evaluation of its securities portfolio to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary. If such decline is deemed other than temporary, the carrying amount of the security is adjusted through a valuation allowance.  At September 30, 2003 and December 31, 2002, all debt and equity securities were classified as available for sale.

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

Deposits increased $103.8 million from December 31, 2002 to September 30, 2003 and by $253.4 million from December 31, 2001 to September 30, 2002.  The increase in deposits during each of these periods reflected increased marketing efforts that helped generate additional deposit balances in core [defined as deposits other than certificates of deposit ("CD")] deposit accounts.  In addition, during the nine months ended September 30, 2002, successful promotional campaigns resulted in CD growth of $75.8 million.  During the nine months ended September 30, 2003 and 2002, money market accounts realized the greatest growth, increasing $127.9 during the nine months ended September 30, 2003 and $155.8 million during the nine months ended September 30, 2002.  In addition, during the nine months ended September 30, 2003, the Bank elected not to aggressively pursue maturing CDs possessing high interest rates.  As a result, a significant amount of these matured CDs were not renewed.  CDs scheduled to mature in one year or less from September 30, 2003 totaled $563.3 million.  Based upon the Bank's current pricing strategy and deposit retention experience, management believes that the Bank will retain a significant portion of such deposits.

During the nine months ended September 30, 2003, principal repayments on real estate loans totaled $751.5 million and principal repayments on MBS totaled $316.0 million, compared to principal repayments on real estate loans of $339.7 million and MBS of $149.9 million during the nine months ended September 30, 2002.  The increase in principal repayments on loans and MBS resulted from added customer refinance activities associated with the decline in long-term interest rates during the period October 1, 2002 through June 30, 2003.  Maturities and calls of investment securities totaled $55.8 million during the nine months ended September 30, 2003, and $47.6 million during the nine months ended September 30, 2002.  The increased level of call activity on investment securities was due to the reduction in market interest rates during 2002 and year-to-date 2003.

The Bank implemented a program in December 2002 to originate and sell multi-family residential mortgage loans in the secondary market to FNMA while retaining servicing. The Bank underwrites these loans using its customary underwriting standards, funds the loans, and sells them to FNMA at agreed upon pricing.  Typically, the Bank seeks to sell loans with terms to maturity or repricing in excess of five years from the origination date.  During the nine months ended September 30, 2003, the Bank sold $77.8 million of loans pursuant to this program.  Under the terms of the sales program, the Bank retains a portion of the associated credit risk, which currently approximates 4% of the loan balance.  The potential exposure balance will continue to increase as long as the Bank continues to sell loans under this program to FNMA. The Bank retains this level of exposure until the portfolio of loans are paid in entirety or the Bank funds claims by FNMA for the maximum loss exposure.

During the nine months ended September 30, 2003, securities sold under agreement to repurchase ("REPOS") declined $19.3 million on a net basis, and Federal Home Loan Bank of New York ("FHLBNY") advances increased $19.0 million.  Increased liquid funds from deposit inflows and principal repayments on MBS and real estate loans during the period resulted in a reduced need for additional short-term borrowed funds.  As a result, maturing REPOS were not replaced during the nine months ended September 30, 2003.  Management elected to add some long-term FHLBNY advances during the nine months ended September 30, 2003 to partially mitigate the interest rate risk resulting from the historic low interest rates on the Bank's portfolio multi-family loan originations.  The average term to maturity on FHLBNY advances added during the nine months ended September 30, 2003 was 8.2 years.  During the nine months ended September 30, 2002, REPOS declined $179.4 million on a net basis and FHLBNY advances increased $2.5 million.  During this period, management of the Company similarly elected not to renew a significant portion of its maturing short-term borrowings as a result of increased liquidity generated during the period from increased loan and MBS amortization and deposit inflows.

The levels of the Bank's short-term liquid assets are dependent on its operating, financing and investing activities during any given period.  The Bank monitors its liquidity position on a daily basis.  During the nine months ended September 30, 2003, the Bank experienced increased liquidity resulting from deposit growth, as well as real estate loan and MBS prepayments and the sale of loans to FNMA.  As of September 30, 2003, the majority of these funds were used to fund loan originations and other investments, primarily MBS.  Temporary excess liquidity is invested in overnight federal funds sales and various money market investments.

In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through use of its borrowing line at the FHLBNY.  At September 30, 2003, the Bank had a potential borrowing capacity of $333.6 million available should it acquire the requisite level of FHLBNY common stock under its borrowing agreement with the FHLBNY.

The Bank's primary uses of liquidity and capital resources are the origination of real estate loans and the purchase of mortgage-backed and other securities.  During the nine months ended September 30, 2003, real estate loan originations totaled $869.5 million, compared to $439.0 million for the nine months ended September 30, 2002.  Declines in long-term interest rates during the period January 2003 through June 2003 contributed to an increase in origination activity during the nine months ended September 30, 2003.  Purchases of investment securities and MBS were $531.3 million during the nine months ended September 30, 2003, compared to $240.8 million during the nine months ended September 30, 2002.  The increase in purchase activity during the nine months ended September 30, 2003 reflected both the replenishment of the MBS portfolio in response to high levels of amortization during the period and the acquisition of a greater volume of short-term securities earmarked for re-investment in real estate loans.

The Bank also has outstanding at any time a significant number of commitments to extend credit to third parties.  These arrangements are subject to strict credit control assessments.  Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.  The Bank is additionally obligated under leases for certain of its branches and equipment.

A summary of lease obligations and credit commitments at September 30, 2003 is as follows:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at September 30, 2003
(Dollars in Thousands)
Operating lease obligations	$923	$1,724	$1,592	$3,294	$7,533

Credit Commitments:
Available lines of credit	$27,079	$-	$-	$-	$27,079
Other loan commitments	84,028	-	-	-	84,028
Total Credit Commitments	$111,107	$-	$-	$-	$111,107

During the nine months ended September 30, 2003, the Holding Company purchased 668,500 shares of its common stock into treasury.  All shares were recorded at their respective acquisition cost, which totaled $15.2 million during the nine months ended September 30, 2003.  As of September 30, 2003, up to 1,433,257 shares remained available for purchase under authorized share re-purchase programs.  Based upon the $23.00 per share closing price of its common stock as of September 30, 2003, the Holding Company would utilize $33.0 million in funds in order to purchase all of these remaining authorized shares.  In order for the Holding Company to complete these share purchases, it will likely require dividend distributions from the Bank.

The Bank is subject to minimum regulatory capital requirements imposed by the Office of Thrift Supervision ("OTS"), which, as a general matter, are based on the amount and composition of an institution's assets. At September 30, 2003, the Bank was in compliance with all applicable regulatory capital requirements.  In addition at September 30, 2003, the Bank was considered "well-capitalized" for regulatory purposes.

Asset Quality

Non-performing loans (i.e., delinquent loans for which interest accruals have ceased in accordance with the Bank's policy - typically loans 90 days or more past due) totaled $860,000 at September 30, 2003 and $2.1 million at December 31, 2002.  During the nine months ended September 30, 2003, nine loans totaling $1.6 million were removed from non-performing status as they were either satisfied or brought current.  Partially offsetting this decline was the addition of one new loan to non-performing status totaling $288,000 during the same period.

The Bank had a total of 26 real estate and consumer loans, totaling $101,000, delinquent 60-89 days at September 30, 2003, compared to 37 such delinquent loans, totaling $1.0 million, at December 31, 2002.   The majority of the dollar amount of both non-performing loans and loans delinquent 60-89 days was composed of real estate loans.  The majority of the count of both non-performing loans and loans delinquent 60-89 days was composed of consumer loans (primarily depositor loans).  The decline in the amount delinquent 60-89 days from December 31, 2002 to September 30, 2003 resulted from a net decrease of six real estate loans totaling $843,000 during the period.  The 60-89 day delinquency levels fluctuate monthly, and are generally a less accurate indicator of credit quality trends than non-performing loans.

GAAP requires the Bank to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a loan constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Current OTS regulations require that troubled-debt restructurings remain classified as such until either the loan is repaid or returns to its original terms.  The Bank had no loans classified as troubled-debt restructurings at September 30, 2003 or December 31, 2002.

SFAS No. 114, "Accounting By Creditors for Impairment of a Loan" provides guidelines for determining and measuring impairment in loans. For each loan that the Bank determines to be impaired, impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimate of its fair value.  A specific reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses.  Generally, the Bank considers all non-performing or troubled-debt restructured multi-family residential and commercial real estate loans, along with non-performing one- to four-family loans that exceed $323,000, to be impaired. The recorded investment in loans deemed impaired was approximately $288,000, consisting of one loan, at September 30, 2003, compared with $690,000 at December 31, 2002, consisting of one loan.  The average total balance of impaired loans was approximately $220,000 and $1.8 million during the nine months ended September 30, 2003 and 2002, respectively. The decrease in the average total balance of impaired loans resulted primarily from the repayment in September 2002 of an impaired $2.9 million troubled-debt restructured loan.  At September 30, 2003, and December 31, 2002, there were no reserves allocated within the allowance for loan losses for impaired loans.  At September 30, 2003, the outstanding balance of non-performing loans exceeded that of impaired loans by $571,000, due to $571,000 of one- to four-family and consumer loans which, while on non-performing status, were not deemed impaired.  This $571,000 in one- to four-family and consumer loans were not deemed impaired since they each had an individual outstanding balance less than $323,000, and were thus considered homogeneous loan pools that were not required to be evaluated for impairment.

The following table sets forth information regarding non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated:

	At September 30,	At December 31,
	2003	2002
	(Dollars in Thousands)
Non-performing loans
One- to four-family	$434	$1,232
Multi-family residential	288	690
Cooperative apartment	-	70
Other	138	124
Total non-performing loans	860	2,116
Other Real Estate Owned	-	134
Total non-performing assets	860	2,250
Impaired loans	$288	$690

Ratios:
Total non-performing loans to total loans	0.04%	0.10%
Total non-performing loans and troubled-debt restructurings to total loans	0.04	0.10
Total non-performing assets to total assets	0.03	0.08
Total non-performing assets and troubled- debt restructurings to total assets	0.03	0.08

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

The loan loss methodology consists of several key components, including a review of the two elements of the Bank's loan portfolio: classified loans (i.e., non-performing loans, troubled-debt restructurings and impaired loans under SFAS 114) and performing loans.  At September 30, 2003 and December 31, 2002, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio.

Performing loans are reviewed based upon the premise that there are losses inherent within the loan portfolio that have not been identified as of the balance sheet date.  As a result, the Bank calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage and applying it to its performing loans.  In deriving the expected loan loss percentage, the Bank considers the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multi-family residential, commercial real estate, cooperative apartment or consumer); the underwriting history of the loan (i.e., whether it was underwritten by the Bank or a predecessor institution acquired subsequently by the Bank and, therefore, originally subjected to different underwriting criteria); both the current condition and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data in order to derive the expected loan loss percentages); the level of and trend in non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by properties located in the New York City metropolitan area) or specific industry conditions within the portfolio segments.  Since these criteria affect the expected loan loss percentages that are applied to performing loans, changes in any one or more of these criteria will affect the amount of the allowance and the provision for loan losses.  The Bank applied the process of determining the allowance for loan losses consistently throughout the nine months ended September 30, 2003 and 2002.

Federal regulations and Bank policy require that loans and other assets possessing certain adverse characteristics be classified as "Special Mention," "Substandard," "Doubtful" or "Loss" assets.  Typically, the Bank's policy is to charge-off immediately all balances classified as ''Loss'' and all charge-offs are recorded as a reduction of the allowance for loan losses. Loans classified as Special Mention, Substandard or Doubtful are reviewed individually on a quarterly basis by the Loan Loss Reserve Committee to determine if specific reserves are appropriate.  If approved by the Board of Directors, the Bank will additionally increase its valuation allowance in an amount established by the Loan Loss Reserve Committee to appropriately reflect anticipated loss from loans classified as Special Mention, Substandard or Doubtful.  The Bank applied the process consistently throughout the nine months ended September 30, 2003 and 2002.

Loans that are classified as Special Mention, Substandard or Doubtful may additionally be determined to be impaired loans.  Under the guidance established by SFAS 114, loans determined to be impaired are required to be evaluated in order to establish whether the estimated value of the underlying collateral is sufficient to satisfy the existing debt.  Should the Loan Loss Reserve Committee determine that a shortfall exists between the estimated value of the underlying collateral and the outstanding balance due on the impaired loan, a specific reserve in the amount of the deficit is recommended to the Board for approval.  If approved by the Board of Directors, the Bank will additionally increase its valuation allowance to appropriately reflect this anticipated loss.  The Bank applied the process consistently throughout the nine months ended September 30, 2003 and 2002.

The Bank has maintained its allowance for loan losses at a level which management believes is appropriate to absorb losses inherent within the Bank's loan portfolio as of the balance sheet dates.  The allowance for loan losses was $15.6 million at September 30, 2003, up from $15.5 million at December 31, 2002.  During the nine months ended September 30, 2003, the Bank recorded a provision of $208,000 to the allowance for loan losses to provide for growth in its loan portfolio balances.  Offsetting this increase were net charge-offs of $44,000 recorded during the nine months ended September 30, 2003, virtually all of which related to the resolution of one classified loan.  The overall credit quality of the Bank's loan portfolio remains favorable, as evidenced by a continued low level of non-performing loans during the nine months ended September 30, 2003 and a continued low level of overall loan delinquencies.

Although management believes that the Bank maintains its allowance for loan losses at appropriate levels, subsequent additions may be necessary if economic or other conditions in the future differ from the anticipated operating environment.  Although the Bank believes that it utilizes the most reliable information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, its valuation of Other Real Estate Owned, and the level of loans both in, and pending, foreclosure. Based on their judgments about information available at the time of their examination, the regulators may require the Bank to recognize adjustments to the allowance.

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

Assets.  Assets totaled $3.08 billion at September 30, 2003, an increase of $138.8 million from total assets of $2.95 billion at December 31, 2002.  The growth in assets was experienced primarily in MBS available for sale and real estate loans, which increased $210.0 million and $37.2 million, respectively.  During the nine months ended September 30, 2003, the Bank purchased $531.0 million of MBS available for sale.  These purchases were intended to provide both current additional yield over short-term investments as well as liquidity to the Bank in future quarters when it may seek to deploy funds into higher yielding investments.  Partially offsetting these purchases were MBS principal repayments of $316.0 million during the nine months ended September 30, 2003.  During the nine months ended September 30, 2003, the Bank experienced above average levels of principal repayments on MBS available for sale.  These repayments were driven by above average mortgage refinancing activity during the period, which resulted from the continued low level of interest rates during the period January 2003 through September 2003.

In addition to growth in MBS available for sale, real estate loans increased $37.2 million during the nine months ended September 30, 2003.  During the period, real estate loan originations totaled $869.5 million, of which $787.6 million were multi-family residential and commercial real estate loans.  The majority of the Bank's multi-family originations were retained in its portfolio.  Real estate loan origination levels were driven by the continuation of the low interest rate environment during the period January 2003 through September 2003.  Offsetting the growth in real estate loans originations were increases in principal prepayment levels during the nine months ended September 30, 2003 resulting from the low interest rate environment.  Principal repayments, which include both regular amortization and prepayments, totaled $751.5 million during the nine months ended September 30, 2003 as compared to $339.5 million during the nine months ended September 30, 2002.

Investment securities available for sale declined $55.7 million during the nine months ended September 30, 2003 due to maturities and calls of these securities during the period resulting from the continued low interest rate environment.  Purchases of investment securities available for sale were immaterial during the nine months ended September 30, 2003.

Liabilities.  Total liabilities increased $121.8 million during the nine months ended September 30, 2003.  Deposits grew $103.8 million due to the success of various sales and marketing activities during the period. During the nine months ended September 30, 2003, successful promotional campaigns resulted in growth in money markets of $127.9 million, which was partially offset by a decline of $31.6 million in CD's, as higher-rate promotional CD's that matured during the period were not renewed.

During the nine months ended September 30, 2003, REPOS declined $19.3 million, while FHLBNY advances increased $19.0 million.  (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

Stockholders' Equity.  Stockholders' equity increased $17.0 million during the nine months ended September 30, 2003, due to the addition of net income of $41.4 million, the increase to equity of $4.7 million related to the issuance of stock for the exercise of stock options and tax benefits associated with the Stock Option Plans and the RRP, and the increase to equity of $1.8 million related to the amortization of the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Affiliates ("ESOP") and the stock benefit plans.  Both the ESOP and RRP have investments in the Holding Company's common stock that are recorded as reductions in stockholders' equity ("Contra Equity Balances").  As compensation expense is recognized on the ESOP and RRP, the Contra Equity Balances are reduced, resulting in an increase to their respective equity balances.  This increase to equity offsets the decline in the Company's retained earnings related to the period ESOP and RRP expenses that are recorded.

All of the aforementioned increases to equity during the nine months ended September 30, 2003 were substantially offset by treasury stock purchases of $15.2 million, cash dividends of $11.5 million paid to shareholders and purchases of stock by the Benefit Maintenance Plan of Dime Community Bancshares, Inc. ("BMP") and RRP of $1.8 million during the same period.

Comparison of the Operating Results for the Three Months Ended September 30, 2003 and 2002

General.  Net income was $15.2 million during the three months ended September 30, 2003, an increase of $4.3 million over net income of $10.9 million during the three months ended September 30, 2002.  During this comparative period, net interest income increased $1.3 million, non-interest income increased $5.9 million and non-interest expense decreased $358,000, resulting in increased pre-tax income of $7.5 million.  Income tax expense increased $3.3 million as a result of the increased pre-tax income.

Net Interest Income.  The discussion of net interest income for the three months ended September 30, 2003 and 2002, presented below, should be read in conjunction with the following tables, which set forth certain information relating to the consolidated statements of operations for the three months ended September 30, 2003 and 2002, and reflect the average yield on assets and average cost of liabilities for the periods indicated.  These yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The calculated yield on assets during both the three months ended September 30, 2003 and 2002 was derived based upon a formula of 360 days divided by 90 days, which was consistent with method by which the income was recorded on the great majority of the Company's interest earning assets during those periods.  The calculated cost of liabilities during both the three months ended September 30, 2003 and 2002 was derived based upon a formula of 365 days divided by 92 days, which was consistent with method by which the expense was recorded on the great majority of the Company's interest bearing liabilities during those periods. The yields and costs include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)

	Three Months Ended September 30,
		2003			2002
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)
Assets:
Interest-earning assets:
Real estate loans	$2,196,516	$36,024	6.56%	$2,122,897	$38,819	7.31%
Other loans	3,645	70	7.68	3,338	74	8.87
Mortgage-backed securities	606,628	4,815	3.17	313,616	3,928	5.01
Investment securities	52,361	492	3.76	122,062	1,278	4.19
Other short-term investments	89,351	610	2.73	136,581	821	2.40
Total interest-earning assets	2,948,501	$42,011	5.70%	2,698,494	$44,920	6.66%
Non-interest earning assets	151,881			154,858
Total assets	$3,100,382			$2,853,352

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW, Super Now accounts	$33,343	$83	0.99%	$30,847	$94	1.21%
Money market accounts	731,904	2,706	1.47	568,333	3,001	2.09
Savings accounts	369,904	499	0.54	367,174	1,041	1.12
Certificates of deposit	846,185	5,824	2.73	768,173	6,824	3.52
Borrowed funds (3)	675,467	7,419	4.36	688,334	9,737	5.61
Total interest-bearing liabilities	2,656,803	$16,531	2.47%	2,422,861	$20,697	3.39%
Checking accounts	91,457			81,948
Other non-interest-bearing liabilities	77,132			94,551
Total liabilities	2,825,392			2,599,360
Stockholders' equity	274,990			253,992
Total liabilities and stockholders' equity	$3,100,382			$2,853,352
Net interest income		$25,480			$24,223
Net interest rate spread (1) (3)			3.23%			3.27%
Net interest-earning assets	$291,698			$275,633
Net interest rate margin (2) (3)			3.46%			3.59%
Ratio of interest-earning assets to interest-bearing liabilities			110.98%			111.38%

(1)

Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(2)

Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

(3)

Excluding prepayment expenses on borrowings of $580,000 recorded in interest expense on borrowed funds during the three months ended September 30, 2002, the net interest rate spread was 3.36% and the net interest rate margin was 3.68% during the three months ended September 30, 2002.

Rate/Volume Analysis (Unaudited)

	Three Months Ended
	September 30, 2003
	Compared to
	Three Months Ended
	September 30, 2002
	Increase/ (Decrease)
	Due to:
	Volume	Rate	Total
(Dollars In Thousands)
Interest-earning assets:
Real Estate Loans	$1,266	$(4,061)	$(2,795)
Other loans	7	(11)	(4)
Mortgage-backed securities	3,000	(2,113)	887
Investment securities	(692)	(94)	(786)
Other short-term investments	(304)	93	(211)
Total	3,277	(6,186)	(2,909)

Interest-bearing liabilities:
NOW and Super Now accounts	$7	$(18)	$(11)
Money market accounts	719	(1,014)	(295)
Savings accounts	(2)	(540)	(542)
Certificates of deposit	599	(1,599)	(1,000)
Borrowed funds	(177)	(2,141)	(2,318)
Total	1,146	(5,312)	(4,166)
Change in net interest income	$2,131	$(874)	$1,257

Net Interest Income.  Net interest income for the three months ended September 30, 2003 increased $1.3 million to $25.5 million from $24.2 million during the three months ended September 30, 2002.  This increase was attributable to a decline of $4.2 million in interest expense that was partially offset by a decline of $2.9 million in interest income during the three months ended September 30, 2003 compared to the three months ended September 30, 2002.  The net interest rate spread decreased 4 basis points from 3.27% for the three months ended September 30, 2002 to 3.23% for the three months ended September 30, 2003, and the net interest rate margin decreased 13 basis points from 3.59% to 3.46% during the same period.

The decrease in both the net interest rate spread and net interest rate margin reflected a 96 basis point decline in the average yield on interest earning assets from 6.66% during the three months ended September 30, 2002 to 5.70% during the three months ended September 30, 2003.  The continuation of low interest rates during the period October 1, 2002 through September 30, 2003 resulted in reductions in the average yield on MBS of 184 basis points and investment securities of 43 basis points during the three months ended September 30, 2003 compared to the three months ended September 30, 2002.  The average yield on real estate loans decreased by 75 basis points during this period.

Partially offsetting the decrease in average yield on interest earning assets was a 92 basis point decline in the average cost of interest-bearing liabilities as a result of a shift in the composition of interest-bearing liabilities away from higher cost borrowings toward lower cost CDs, money market and other deposit accounts, which helped contribute to a decline of 125 basis points in average cost of borrowed funds (80 basis points excluding prepayment expenses of $580,000 incurred during the three months ended September 30, 2002).  Borrowing costs additionally declined during the three months ended September 30, 2003 compared to the three months ended September 30, 2002 due to general declines in interest rates during the period.  During the three months ended September 30, 2003 compared to the three months ended September 30, 2002, the average balance of deposits, including non-interest-bearing checking accounts, increased as a result of ongoing deposit marketing promotions and customer sales activities.

Interest Income.  Interest income was $42.0 million during the three months ended September 30, 2003, a decrease of $2.9 million from $44.9 million during the three months ended September 30, 2002.  Interest income on real estate loans and investment securities declined $2.8 million and $786,000, respectively, during the three months ended September 30, 2003 compared to the three months ended September 30, 2002.  These declines were partially offset by an increase in interest income on MBS of $887,000 during the same period.

The decline in interest income on real estate loans during the three months ended September 30, 2003 compared to the three months ended September 30, 2002 was attributable to a decrease of 75 basis points in average yield during the period that resulted from the decline in long-term interest rates from October 2002 to June 2003.  This decline in interest rates stimulated the refinancing and prepayment of higher rate loans in the Bank's portfolio, while also resulting in reduced rates on existing portfolio loans that repriced during the period October 1, 2002 to September 30, 2003.  Partially offsetting the decline in interest income on real estate loans resulting from reductions in yield was an increase in interest income resulting from the increased average balance of real estate loans of $73.6 million during the three months ended September 30, 2003 compared to the three months ended September 30, 2002.  During the three months ended September 30, 2003 and 2002, real estate loan originations totaled $389.9 million and $150.4 million, respectively.  Loan originations increased during the three months ended September 30, 2003 compared to the three months ended September 30, 2002 as a result of the declines in long-term interest rates experienced during the period which stimulated a wave of mortgage refinancing activities and contributed to higher property values and average loan origination amounts.

The Bank's general policy has been to emphasize growth in real estate loans as its primary interest-earning asset, and de-emphasize its investment and MBS portfolios, while loan origination demand is strong.  However, as part of a specific investment strategy to achieve a desirable balance of yield and liquidity on short-term investments, the Bank purchased $531.0 million of MBS during the nine months ended September 30, 2003.  This purchase level exceeded the level of MBS principal repayments of $316.0 million during the same period.  This resulted in an overall increase of $293.0 million in the average balance of MBS during the three months ended September 30, 2003 compared to the three months ended September 30, 2002.  However, due to the continuation of low interest rates during the period October 1, 2002 through September 30, 2003, the average yield on MBS declined from 5.01% during the three months ended September 30, 2002 to 3.17% during the three months ended September 30, 2003.  The combination of these effects resulted in a net increase in interest income on MBS of $887,000 during the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

Interest income on investment securities declined $786,000 as a result of a decrease of $69.7 million in average balance during the three months ended September 30, 2003 compared to the three months ended September 30, 2002, and a decline of 43 basis points in the average yield on these securities during the same period.  The decline in average balance reflects maturity and call activity experienced on these securities as a result of the lower interest rate environment during the period October 1, 2002 through September 30, 2003.  The decline in average yield reflects the decline in interest rates during the period October 1, 2002 through September 30, 2003, as higher coupon securities were called from the portfolio.

Interest income on other short-term investments decreased $211,000 during the three months ended September 30, 2003 compared to the three months ended September 30, 2002.  The average balance of other short-term investments decreased $47.2 million during this period due to the re-investment of these funds into MBS and real estate loans.

Interest Expense.  Interest expense declined $4.2 million, to $16.5 million, during the three months ended September 30, 2003, from $20.7 million during the three months ended September 30, 2002.  The decline in interest expense resulted primarily from a reduction of $2.3 million in interest expense on borrowed funds, which resulted from declines of $12.9 million in the average balance of borrowed funds and 125 basis points in the average cost of borrowed funds during the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

In addition, during the twelve months ended December 31, 2002, the Company prepaid $297.0 million of borrowed funds.  A portion of these prepayments were made during the three months ended September 30, 2002, resulting in prepayment fees of $5.4 million being added to interest expense during the nine months ended September 30, 2002.  There were no prepayments of borrowings during the nine months ended September 30, 2003.  Although the Company replaced the majority of the borrowings prepaid in 2002 with longer-term, lower-rate borrowings, a portion of the borrowings were not replaced due to the availability of alternate sources of funding.  These prepayments of borrowings resulted in the significant reduction in both average balance and average cost of borrowings during the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002.

The average cost of CDs, the next largest component of interest expense, declined by 79 basis points, resulting in a reduction in interest expense of $1.0 million during the three months ended September 30, 2003 compared to the three months ended September 30, 2002.  The average cost of money market accounts and savings accounts declined by 62 basis points and 58 basis points, respectively, during the same period, resulting in reductions in interest cost of $295,000 and $542,000, respectively.  These declines in average cost all reflected reductions in interest rates offered by the Bank as a result of the overall interest rate environment in effect during the period October 2002 through September 2003.  Substantially offsetting the declines in interest cost of CDs, money market accounts and savings accounts that resulted from reduced average costs was increased interest expense associated with increased average balances of $78.0 million in CDs, $163.6 million in money market accounts and $2.7 million in savings accounts during the three months ended September 30, 2003 compared to the three months ended September 30, 2002.  These increased average balances reflected successful deposit gathering promotions of the Bank during the period October 1, 2002 to September 30, 2003.

Provision for Loan Losses.  The provision for loan losses was $88,000 during the three months ended September 30, 2003 and $60,000 during the three months ended September 30, 2002.  During the quarter ended September 30, 2003, the Company added $28,000 to its loan loss provision related to expected losses on consumer loans  (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses").

Non-Interest Income.  Non-interest income increased $5.9 million, to $9.4 million, during the three months ended September 30, 2003, from $3.5 million during the three months ended September 30, 2002.

During the three months ended September 30, 2003, the Bank recorded net gains of $646,000 on the sale of loans.  Of the total gain on the sale of loans recorded during the three months ended September 30, 2003, $534,000 related to the sale of multi-family residential loans to FNMA.  Gains on sales of loans were immaterial during the three months ended September 30, 2002, as the FNMA multi-family loan sale program had not yet commenced as of that date.

Service charges and other fees increased of $492,000 during the three months ended September 30, 2003 compared to the three months ended September 30, 2002, due primarily to increased fees on loans and deposits that resulted from both increased loan origination and servicing and growth in deposit households.  Other non-interest income increased $4.8 million due to increased prepayment fee income of $4.8 million.

Non-Interest Expense.  Non-interest expense was $9.8 million during the quarter ended September 30, 2003, a decrease of $358,000 from the three months ended September 30, 2002.

Salary and employee benefits declined $577,000 during the period.  The benefit cost associated with the BMP decreased $831,000 due to the accelerated expense accruals of 12-month expenses over a 6-month period that were recorded during the period July 2002 through December 2002.  The accelerated expense accruals resulted from the 6-month fiscal reporting period ending December 31, 2002 that was created by the Company's change in fiscal year-end from June 30th to December 31st.   This decline was partially offset by general salary and staffing increases during the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

Occupancy and equipment expense increased $175,000 during the comparative period due primarily to a renovation program on existing branches that was not eligible to be capitalized, as well as the addition of the Glen Oaks branch, which commenced operations near the end of the June 30, 2002 quarter.

Data processing costs increased $23,000 during the comparative period due to additional systems activity related to growth in the loan portfolio and additional deposit activity.

Other expenses increased $49,000 during the comparative period due primarily to increased consulting expenses.

Income Tax Expense.  Income tax expense increased $3.3 million during the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002, due primarily to an increase of $7.5 million in pre-tax net income.

Comparison of the Operating Results for the Nine Months Ended September 30, 2003 and 2002

General.  Net income was $41.4 million during the nine months ended September 30, 2003, an increase of $9.3 million over net income of $32.1 million during the nine months ended September 30, 2002.  During this comparative period, net interest income increased $10.2 million, non-interest income increased $6.8 million and non-interest expense increased $679,000, resulting in increased pre-tax income of $16.3 million.  Income tax expense increased $7.0 million as a result of the increased pre-tax income.

Net Interest Income.  The discussion of net interest income for the nine months ended September 30, 2003 and 2002, presented below, should be read in conjunction with the following tables, which set forth certain information relating to the consolidated statements of operations for the nine months ended September 30, 2003 and 2002, and reflect the average yield on assets and average cost of liabilities for the periods indicated.  These yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The calculated yield on assets during both the nine months ended September 30, 2003 and 2002 was derived based upon a formula of 360 days divided by 270 days, which was consistent with method by which the income was recorded on the great majority of the Company's interest earning assets during those periods.  The calculated cost of liabilities during both the nine months ended September 30, 2003 and 2002 was derived based upon a formula of 365 days divided by 92 days, which was consistent with method by which the expense was recorded on the great majority of the Company's interest bearing liabilities during those periods. The yields and costs include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)

	Nine Months Ended September 30,
		2003			2002
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)
Assets:
Interest-earning assets:
Real estate loans	$2,185,465	$111,092	6.78%	$2,096,861	$116,966	7.44%
Other loans	3,674	207	7.51	3,320	206	8.27
Mortgage-backed securities	516,496	13,692	3.53	318,676	12,828	5.37
Investment securities	67,833	1,994	3.92	115,471	3,732	4.31
Other short-term investments	154,110	2,542	2.20	133,181	2,633	2.64
Total interest-earning assets	2,927,578	$129,527	5.90%	2,667,509	$136,365	6.82%
Non-interest earning assets	153,292			144,701
Total assets	$3,080,870			$2,812,210

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW, Super Now accounts	$32,179	$254	1.06%	$29,248	$261	1.19%
Money market accounts	663,135	8,242	1.66	514,043	8,826	2.30
Savings accounts	368,632	1,906	0.69	364,071	3,458	1.27
Certificates of deposit	898,888	19,488	2.90	739,948	20,919	3.78
Borrowed funds (3)	672,436	22,284	4.43	747,425	35,745	6.39
Total interest-bearing liabilities	2,635,270	$52,174	2.65%	2,394,735	$69,209	3.86%
Checking accounts	89,168			77,983
Other non-interest-bearing liabilities	85,204			89,923
Total liabilities	2,809,642			2,562,641
Stockholders' equity	271,228			249,569
Total liabilities and stockholders' equity	$3,080,870			$2,812,210
Net interest income		$77,353			$67,156
Net interest rate spread (1) (3)			3.25%			2.96%
Net interest-earning assets	$292,308			$272,774
Net interest rate margin (2) (3)			3.52%			3.36%
Ratio of interest-earning assets to interest-bearing liabilities			111.09%			111.39%

(1)

Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(2)

Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

(3)

Excluding prepayment expenses on borrowings of $5.4 million recorded in interest expense on borrowed funds during the nine months ended September 30, 2002, the net interest rate spread was 3.25% and the net interest rate margin was 3.63% during the nine months ended September 30, 2002.

Rate/Volume Analysis (Unaudited)

	Nine Months Ended
	September 30, 2003
	Compared to
	Nine Months Ended
	September 30, 2002
	Increase/ (Decrease)
	Due to:
	Volume	Rate	Total
(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$2,171	$(8,045)	$(5,874)
Other loans	15	(14)	1
Mortgage-backed securities	4,553	(3,689)	864
Investment securities	(1,269)	(469)	(1,738)
Other short-term investments	239	(330)	(91)
Total	5,709	(12,547)	(6,838)

Interest-bearing liabilities:
NOW and Super Now accounts	$15	$(22)	$(7)
Money market accounts	1,372	(1,956)	(584)
Savings accounts	(238)	(1,314)	(1,552)
Certificates of deposit	2,389	(3,820)	(1,431)
Borrowed funds	(4,287)	(9,174)	(13,461)
Total	(749)	(16,286)	(17,035)
Net change in net interest income	$6,458	$3,739	$10,197

Net Interest Income.  Net interest income for the nine months ended September 30, 2003 increased $10.2 million to $77.4 million from $67.2 million during the nine months ended September 30, 2002.  This increase was attributable to a decline of $17.0 million in interest expense that was partially offset by a decline of $6.8 million in interest income during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.  The net interest rate spread increased 30 basis points from 2.95% for the nine months ended September 30, 2002 to 3.25% for the nine months ended September 30, 2003, and the net interest rate margin increased 16 basis points from 3.36% to 3.52% during the same period.

The increase in both the net interest rate spread and net interest rate margin reflected a 121 basis point decline in the average cost of interest-bearing liabilities as a result of a shift in the composition of interest-bearing liabilities away from higher cost borrowings towards lower cost CDs, money market and other deposit accounts, and a decline of 196 basis points in the average cost of borrowed funds (100 basis points excluding prepayment expenses of $5.4 million incurred during the nine months ended September 30, 2002).  Borrowing costs additionally declined during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 due to general declines in interest rates during the period.  During the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, the average balance of deposits, including non-interest-bearing checking accounts, increased as a result of ongoing deposit marketing promotions and customer sales activities.  In addition, the average balance of real estate loans increased during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, and the average rate on real estate loans was typically less susceptible to fluctuations in interest rates than other interest-earning assets since real estate loans possess a longer average term to their maturity or next interest rate reset.

Interest Income.  Interest income was $129.5 million during the nine months ended September 30, 2003, a decrease of $6.8 million from $136.3 million during the nine months ended September 30, 2002.  Interest income on real estate loans and investment securities declined $5.9 million and $1.7 million, respectively, during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.  These declines were partially offset by an increase in interest income on MBS of $864,000 during the same period.

The decline in interest income on real estate loans during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was attributable to a decrease of 66 basis points in average yield during the period that resulted from the reduction in long-term interest rates from October 2002 to June 2003.  This decline in interest rates stimulated the refinancing and prepayment of higher rate loans in the Bank's portfolio, while also resulting in reduced rates on existing portfolio loans that repriced during the period October 1, 2002 to September 30, 2003.  Partially offsetting the decline in interest income on real estate loans resulting from reductions in yield was an increase in interest income resulting from the increased average balance of real estate loans of $88.6 million during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.  During the nine months ended September 30, 2003, real estate loan originations totaled $869.5 million, compared to $439.0 million for the nine months ended September 30, 2002.  The increase was the result of declines in long-term interest rates experienced during the period which stimulated a wave of mortgage refinancing activities and contributed to higher property values and average loan origination amounts.

The Bank's general policy has been to emphasize growth in real estate loans as its primary interest-earning asset, and de-emphasize its investment and MBS portfolios, while loan origination demand is strong.  However, as part of a specific investment strategy to achieve a desirable balance of yield and liquidity on short-term investments, the Bank purchased $531.0 million of MBS during the nine months ended September 30, 2003.  This purchase level exceeded the level of MBS principal repayments of $316.0 million during the same period.  This resulted in an overall increase of $197.8 million in the average balance of MBS during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.  However, due to the continuation of low interest rates during the period October 1, 2002 through September 30, 2003, the average yield on MBS declined from 5.37% during the nine months ended September 30, 2002 to 3.53% during the nine months ended September 30, 2003.  The combination of these effects resulted in a net increase in interest income on MBS of $864,000 during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Interest income on investment securities declined $1.7 million as a result of a decrease of $47.6 million in average balance during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, and a reduction of 39 basis points in the average yield on these securities during the same period.  The decline in average balance reflects maturity and call activity experienced on these securities as a result of the lower interest rate environment during the period October 1, 2002 through September 30, 2003.  The decline in average yield reflects the decline in interest rates during the period October 1, 2002 through September 30, 2003, as higher coupon securities were called from the portfolio.

Interest income on other short-term investments decreased $91,000 during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.  The average balance of other short-term investments increased $20.9 million during this period due to increased liquid funds generated from both deposit growth and higher real estate loan and MBS principal repayments during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Overall, the yield on interest-earning assets declined 92 basis points from 6.82% during the nine months ended September 30, 2002 to 5.90% during the nine months ended September 30, 2003.  The continuation of low interest rates during the period October 1, 2002 through September 30, 2003 resulted in reductions in the average yield on MBS of 184 basis points and investment securities of 39 basis points during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.  The yield on real estate loans declined by 66 basis points during this period.

Interest Expense.  Interest expense declined $17.0 million, to $52.2 million, during the nine months ended September 30, 2003, from $69.2 million during the nine months ended September 30, 2002.  The decline in interest expense resulted primarily from a reduction of $13.5 million in interest expense on borrowed funds, which resulted from declines of $75.0 million in the average balance of borrowed funds and 196 basis points in the average cost of borrowed funds during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

In addition, during the twelve months ended December 31, 2002, the Company prepaid $297.0 million of borrowed funds.  A portion of these prepayments were made during the nine months ended September 30, 2002, resulting in prepayment fees of $5.4 million being added to interest expense during the nine months ended September 30, 2002.  There were no prepayments of borrowings during the nine months ended September 30, 2003.  Although the Company replaced the majority of the borrowings prepaid during 2002 with longer-term, lower-rate borrowings, a portion of the borrowings were not replaced due to the availability of alternate sources of funding.  These prepayments of borrowings resulted in the significant reduction in both average balance and average cost of borrowings during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

The average cost of CDs, the next largest component of interest expense, declined by 88 basis points, resulting in a reduction in interest expense of $1.4 million during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.  The average cost of money market accounts and savings accounts declined by 64 basis points and 58 basis points, respectively, during the same period, resulting in a reduction in interest cost of $584,000 and $1.6 million, respectively.  These declines in average cost all reflected reductions in interest rates offered by the Bank as a result of the overall interest rate environment in effect during the period October 2002 through September 2003.  Substantially offsetting the declines in interest cost of CDs, money market accounts and savings accounts that resulted from reduced average costs was increased interest expense associated with increased average balances of $158.9 million in CDs, $149.1 million in money market accounts and $4.6 million in savings accounts during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.  These increased average balances reflected successful deposit gathering promotions of the Bank during the period October 1, 2002 to September 30, 2003.

Provision for Loan Losses.  The provision for loan losses was $208,000 during the nine months ended September 30, 2003 and $180,000 during the nine months ended September 30, 2002.  During the quarter ended September 30, 2003, the Company added $28,000 to its loan loss provision related to expected losses on consumer loans (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses").

Non-Interest Income.  Non-interest income increased $6.8 million, to $19.5 million, during the nine months ended September 30, 2003, from $12.7 million during the nine months ended September 30, 2002.

During the nine months ended September 30, 2002, net gains on sales of equity investment securities totaled $2.0 million.  There were no sales of investment securities during the nine months ended September 30, 2003. During the nine months ended September 30, 2003, the Bank recorded net gains of $1.4 million on the sale of loans.  Of the total gain on the sale of loans recorded during the nine months ended September 30, 2003, $1.2 million related to the sale of multi-family residential loans to FNMA.  Gains on sales of loans were immaterial during the nine months ended September 30, 2002, as the FNMA multi-family loan sale program had not yet commenced as of that date.

Service charges and other fees increased of $1.1 million due primarily to increased fees on loans and deposits that resulted from both increased loan origination and servicing and growth in deposit households.  Other non-interest income increased $6.3 million due to increased prepayment fee income of $6.1 million.

Non-Interest Expense.  Non-interest expense was $29.1 million during the nine months ended September 30, 2003, an increase of $679,000 over the nine months ended September 30, 2002.

Salary and employee benefits declined $409,000 during the period.  The benefit cost associated with the BMP decreased $1.1 million due to the accelerated expense accruals of 12-month expenses over a 6-month period that were recorded during the period July 2002 through December 2002.  The accelerated expense accruals resulted from the 6-month fiscal reporting period ending December 31, 2002 that was created by the Company's change in fiscal year-end from June 30th to December 31st.  This decline was partially offset by general salary and staffing increases during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Occupancy and equipment expense increased $618,000 during the comparative period due primarily to a renovation program on existing branches that was not eligible to be capitalized, as well as the addition of the Glen Oaks branch, which commenced operations near the end of the June 2002 and the Bay Ridge Branch, which commenced operations in March 2002.

Data processing costs increased $328,000 during the comparative period due to additional systems activity related to growth in the loan portfolio and additional deposit activity.

Other expenses increased $224,000 during the comparative period due primarily to increased advertising and consulting expenses.

Income Tax Expense.  Income tax expense increased $7.0 million during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, due primarily to an increase of $16.3 million in pre-tax net income.

Item 3.

 Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is presented at December 31, 2002 in Item 7A of the Company's Transition Report on Form 10-K, filed with the SEC on March 28, 2003.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk continues to be interest rate risk.  The Bank is not subject to foreign currency exchange or commodity price risk.  At September 30, 2003, the Company owned no trading assets, nor did it utilize transactions involving derivative instruments that required bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There has been no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2002 to September 30, 2003.

GAP Analysis.  There was no material change in the computed one-year Interest Sensitivity GAP from December 31, 2002 to September 30, 2003.

Interest Rate Risk Compliance.  The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at December 31, 2002 and June 30, 2003.  There were no changes in the board-approved limits of acceptable variance in net interest income and net portfolio value at September 30, 2003 compared to either December 31, 2002 or June 30, 2003.

The analysis that follows presents the estimated net portfolio value ("NPV") as a result of market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under four other interest rate scenarios ("Rate Shock Scenarios") represented by immediate, permanent, parallel shifts in the term structure of interest rates from the actual term structure observed at September 30, 2003 and June 30, 2003.  The analysis additionally presents a measurement of the percentage by which each of the Rate Shock Scenario NPVs changes from the Pre-Shock Scenario NPV at September 30, 2003 and June 30, 2003.  Interest rate sensitivity is measured by the changes in the various Rate Shock Scenario NPV ratios ("NPV Ratios") from the Pre-Shock Scenario NPV Ratio.

	At September 30, 2003
	Net Portfolio Value			Portfolio Value of Assets		At June 30, 2003
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Sensitivity Change	NPV Ratio	Sensitivity Change
Change in Interest Rate
+ 200 Basis Points	261,125	(61,085)	(18.96)%	8.60%	(1.66)%	8.71%	(1.12)%
+ 100 Basis Points	301,736	(20,474)	(6.35)	9.74	(0.52)	9.79	(0.04)
Pre-Shock	322,210	-	-	10.26	-	9.83	-
- 100 Basis Points	307,127	(15,083)	(4.68)	9.76	(0.50)	8.98	(0.85)

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

The NPV Ratio at September 30, 2003 was 10.26% in the Pre-Shock Scenario, an increase from the Pre-Shock NPV Ratio of 9.83% at June 30, 2003. The NPV Ratio was 8.60% in the +200 basis point Rate Shock Scenario at September 30, 2003, a decline from the NPV Ratio of 8.71% in the +200 basis point Rate Shock Scenario at June 30, 2003.  At September 30, 2003, the sensitivity measure in the +200 basis point Rate Shock Scenario was negative 166 basis points, compared to a sensitivity measure of negative 112 basis points in the + 200 basis point Rate Shock Scenario at June 30, 2003.

The increase in the Pre-Shock NPV Ratio resulted primarily from: (1) a decrease in the pricing of the Bank's CD's, (2) an increase in the intangible value ascribed to the Bank’s passbook deposits, and (3) a decrease in the pricing of the Bank’s borrowings.  The decrease in the pricing of the Bank's CD's resulted from a decrease in the average cost of the Bank's CD's in excess of the short-term market interest rates associated with these CD's.  The increase in the passbook intangible value was due to general reductions in the cost of deposit funding during the same period while the decrease in pricing of the Bank’s borrowings was due to increases in medium-term and long-term market interest rates during the three months ended September 30, 2003.

The sensitivity measure in the +200 basis point Rate Shock Scenario remained relatively constant during the three months ended September 30, 2003, as the estimated decrease in the value of the Bank’s assets, given a 200 basis point increase in interest rates, was proportionately offset by an estimated increase in the Bank’s deposit intangible value and an estimated decrease in the value of the Bank’s liabilities.  Real estate loans and MBS, the Bank’s largest interest earning assets, experienced decreased value in the +200 basis point Rate Shock Scenario as their estimated repayment speeds decline significantly.  Similarly, the Bank’s CD and borrowings portfolio experienced decreased value in the +200 basis point Rate Shock Scenario.

Item 4.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the disclosure controls and procedures of the Company, as defined in Rule 13a-15(e) or 15d-15(e) promulgated pursuant to the Exchange Act, as of September 30, 2003 and concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.

(b)

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

10.20	Dime Community Bancorp, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

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

(b)

Reports on Form 8-K

On July 23, 2003, the Holding Company furnished a Current Report on Form 8-K regarding its earnings release and investor conference call for the quarterly period ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: November 14, 2003

By: /s/ VINCENT F. PALAGIANO

Vincent F. Palagiano

Chairman of the Board and Chief Executive

  Officer

Dated: November 14, 2003

By: /s/ KENNETH J. MAHON

Kenneth J. Mahon

Executive Vice President and Chief Financial

  Officer  (Principal Accounting Officer)