Form 10-K
period 2003-12-31
DIME COMMUNITY BANCSHARES INC
filed 2004-03-11
CIK 1005409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2003

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

Common Stock, par value $.01 per share

(Title of Class)

Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.

YES

 X

NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES

 X

NO

As of March 8, 2004, there were 25,088,079 shares of the registrant's common stock, $0.01 par value, outstanding.  The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $518.0 million.  This figure is based upon the closing price on the NASDAQ National Market for a share of the registrant's common stock on June 30, 2003, which was $25.34 as reported in the Wall Street Journal on July 1, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the definitive Proxy Statement dated April 10, 2004 to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on May 20, 2004 and any adjournment thereof and which is expected to be filed with the Securities and Exchange Commission on or about April 11, 2004, are incorporated by reference in Part III.

- # -

TABLE OF CONTENTS

Page

PART I

Item 1.  Business

      General

3

      Acquisitions

4

      Market Area, Competition and Factors That May Affect Future Results

4

      Lending Activities

5

      Asset Quality

11

      Allowance for Loan Losses

14

      Investment Activities

15

      Sources of Funds

19

      Subsidiary Activities

22

      Personnel

23

      Federal, State and Local Taxation

                 Federal Taxation

23

                 State and Local Taxation

23

      Regulation

                 General

24

                 Regulation of Federal Savings Associations

24

                 Regulation of Holding Company

32

                 Federal Securities Laws

32

Item 2. Properties

32

Item 3. Legal Proceedings

32

Item 4. Submission of Matters to a Vote of Security Holders

33

PART II

Item 5. Market for the Company's Common Stock and Related Stockholder

                 Matters

33

Item 6. Selected Financial Data

34

Item 7. Management Discussion and Analysis of Financial Condition and

                 Results of Operations

36

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

58

Item 8.    Financial Statements and Supplementary Data

63

Item 9.    Changes in and Disagreements with Accountants on Accounting and

                 Financial Disclosure

63

Item 9A. Controls and Procedures

63

PART III

Item 10. Directors and Executive Officers of the Company

63

Item 11. Executive Compensation

63

Item 12. Security Ownership of Certain Beneficial Owners and

                  Management and Related Stockholder Matters

63

Item 13. Certain Relationships and Related Transactions

64

Item 14. Principal Accounting Fees and Services

64

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on

                 Form 8-K

64

Signatures

65

This Annual Report on Form 10-K contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  These statements may be identified by use of words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "outlook," "plan," "potential," "predict," "project," "should," "will," "would" and similar terms and phrases, including references to assumptions.

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

The Holding Company is a unitary savings and loan holding company, which, under existing law, is generally not restricted as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL").  The Holding Company's primary business is the operation of its wholly-owned subsidiary, the Bank. Under regulations of the Office of Thrift Supervision ("OTS"), the Bank is a QTL if its ratio of qualified thrift investments to portfolio assets ("QTL Ratio") was 65% or more, on a monthly average basis, in nine of the previous twelve months.  At December 31, 2003, the Bank's QTL Ratio was 82.52%, and the Bank maintained more than 65% of its portfolio assets in qualified thrift investments throughout the year ended December 31, 2003.

On July 18, 2002, the Boards of Directors of the Holding Company and each of its direct and indirect subsidiaries other than DSBW Preferred Funding Corporation and DSBW Residential Preferred Funding Corporation, approved changes in the fiscal year end of each company from June 30th to December 31st.

The Holding Company neither owns nor leases any property but instead uses the premises and equipment of the Bank.  The Holding Company does not employ any persons other than certain officers of the Bank who do not receive any additional compensation as officers of the Holding Company.  The Holding Company utilizes the support staff of the Bank from time to time, as required.  Additional employees may be hired as deemed appropriate by the Holding Company's management.

The Bank's principal business has been, and continues to be, gathering deposits from customers within its market area, and investing those deposits primarily in multi-family residential mortgage loans, commercial real estate loans, one- to four-family residential mortgage loans, construction loans, consumer loans, mortgage-backed securities ("MBS"), obligations of the U.S. Government and Government Sponsored Entities ("GSEs"), and corporate debt and equity securities. The Bank's revenues are derived principally from interest on its loan and securities portfolios. The Bank's primary sources of funds are deposits; loan amortization, prepayments and maturities; MBS amortization, prepayments and maturities; investment securities maturities; advances ("Advances") from the Federal Home Loan Bank of New York ("FHLBNY"); securities sold under agreement to repurchase ("REPOS"); and, the sale of real estate loans to the secondary market.

The Company's website address is www.dsbwdirect.com. The Company makes available free of charge through its website, by clicking the Investor Relations tab and selecting "SEC Filings," its Annual and Transition Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC").

In order to further assist in the interpretive reading of the statistical data presented in Parts I and II of this Annual Report, management has elected to add information related to the unaudited 12-month period ended December 31, 2002 and the unaudited six-month period ended December 31, 2001.

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

The New York City banking environment is extremely competitive.  The Bank's competition for loans exists principally from savings banks, commercial banks, mortgage banks and insurance companies. The Bank has faced sustained competition for the origination of multi-family residential and commercial real estate loans, which together comprised 92.0% of the Bank's loan portfolio at December 31, 2003.  Management anticipates that the current level of competition for multi-family residential and commercial real estate loans will continue for the foreseeable future, and this competition may inhibit the Bank's ability to maintain its current level of such loans.

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

The Bank's success is additionally impacted by the overall condition of the economy, particularly in the New York City metropolitan area.  As home to many national companies in the financial and business services, and as a popular destination for domestic travelers, the New York City economy is particularly sensitive to the economic health of the U.S.  Success in banking is more easily achieved when local income levels increase due to economic strength.  The Bank has demonstrated that even in periods of intense competition, such as those that existed during 2003, it can succeed by effectively implementing its business strategies.  However, if the local market for multi-family residential and commercial real estate declines, the Bank may experience greater delinquencies or be unable to originate the volume of loans that it otherwise anticipates.

Lending Activities

Loan Portfolio Composition.   The Bank's loan portfolio consists primarily of mortgage loans secured by multi-family residential apartment buildings, including buildings organized under cooperative form of ownership ("Underlying Cooperatives"); commercial properties; and one- to four-family residences, including condominiums and cooperative apartments.  At December 31, 2003, the Bank's loan portfolio totaled $2.19 billion. Within the loan portfolio, $1.73 billion, or 79.1%, were multi-family residential loans, $309.8 million, or 14.1%, were loans to finance commercial real estate, $137.8 million, or 6.3%, were loans to finance one- to four-family properties, including condominium or cooperative apartments, $4.6 million, or 0.2%, were loans to finance multi-family residential and one- to four-family residential properties with full or partial credit guarantees provided by either the Federal Housing Administration (''FHA'') or the Veterans Administration (''VA''), and $2.9 million, or 0.1%, were loans to finance real estate construction.  Of the total mortgage loan portfolio outstanding at that date, $1.67 billion, or 76.1%, were adjustable-rate loans (''ARMs'') and $524.5 million, or 23.9%, were fixed-rate loans.  Of the Bank’s multi-family residential and commercial real estate loans, $1.62 billion, or 79.3%, were ARMs at December 31, 2003, the majority of which reprice no longer than 7 years from their origination date and carry a total amortization period of no longer than 30 years.  At December 31, 2003, the Bank's loan portfolio additionally included $4.1 million in consumer loans, composed of passbook loans, student loans, consumer installment loans, overdraft loans and mortgagor advances.

The types of loans the Bank may originate are subject to federal laws and regulations  (See "Regulation – Regulation of Federal Savings Associations").

The following table sets forth the composition of the Bank's real estate and other loan portfolios (including loans held for sale) in dollar amounts and percentages at the dates indicated:

	At December 31,				At June 30,
	2003	Percent of Total	2002	Percent of Total	2002	Percent of Total	2001	Percent of Total	2000	Percent of Total	1999(1)	Percent of Total
	(Dollars in Thousands)
Real Estate loans:
Multi-family residential	$1,734,904	79.07%	$1,730,102	79.74%	$1,694,422	79.92%	$1,541,531	78.60%	$1,349,854	78.33%	$1,000,859	72.20%
Commercial real estate	309,810	14.12	265,485	12.23	243,694	11.49	196,503	10.02	118,576	6.88	88,837	6.41
One- to four-family	124,047	5.65	145,808	6.72	155,013	7.31	189,651	9.67	215,648	12.51	249,741	18.02
Cooperative apartment	13,798	0.63	16,451	0.76	17,766	0.84	22,936	1.17	27,465	1.59	32,893	2.37
FHA/VA insured	4,646	0.21	5,215	0.24	5,565	0.26	6,450	0.33	7,536	0.44	9,699	0.70
Construction	2,880	0.13	1,931	0.09	-	-	-	-	-	-	-	-
Total mortgage loans	2,190,085	99.81	2,164,992	99.78	2,116,460	99.82	1,957,071	99.79	1,719,079	99.75	1,382,029	99.70
Other loans:
Student loans	295	0.01	420	0.02	502	0.03	827	0.04	990	0.06	794	0.06
Depositor loans	2,371	0.11	1,552	0.07	1,520	0.07	1,589	0.08	1,900	0.11	2,271	0.16
Consumer installment and other	1,406	0.07	2,781	0.13	1,715	0.08	1,729	0.09	1,348	0.08	1,100	0.08
Total other loans	4,072	0.19	4,753	0.22	3,737	0.18	4,145	0.21	4,238	0.25	4,165	0.30
Gross loans	2,194,157	100.00%	2,169,745	100.00%	2,120,197	100.00%	1,961,216	100.00%	1,723,317	100.00%	1,386,194	100.00%
Net unearned costs (fees)	(1,517)		332		57		(855)		(2,017)		(2,853)
Allowance for loan losses	(15,018)		(15,458)		(15,370)		(15,459)		(14,785)		(15,081)
Loans, net	$2,177,622		$2,154,619		$2,104,884		$1,944,902		$1,706,515		$1,368,260
Loans serviced for others:
One- to four-family and cooperative apartment	$33,671		$34,683		$35,752		$42,175		$47,909		$53,564
Multi-family residential	157,774		73,384		-		63		281		293
Total loans serviced for others	$191,445		$108,067		$35,752		$42,238		$48,190		$53,857

(1)

Includes acquisition of $192.3 million in loans as a result of the FIBC Acquisition on January 21, 1999, which were composed primarily of one- to four-family loans.

Loan Originations, Purchases, Sales and Servicing.  The Bank originates both ARMs and fixed-rate loans, depending upon customer demand and market rates of interest.  For the year ended December 31, 2003, total loan originations were $1.10 billion.  Originations of ARMs were approximately 80% of total loan originations during the year ended December 31, 2003.  The majority of both ARM and fixed-rate originations were multi-family residential and commercial real estate loans.  Multi-family residential real estate loans are either retained in the Bank's portfolio or sold in the secondary market to the Federal National Mortgage Association ("FNMA").  One- to four-family adjustable rate and fixed-rate mortgage loans with maturities up to 15 years are retained for the Bank’s portfolio.  Generally, the Bank sells its newly originated one- to four-family fixed-rate mortgage loans with maturities greater than fifteen years in the secondary market to FNMA or the State of New York Mortgage Agency (''SONYMA'').

During the year ended December 31, 2003, sales of fixed-rate one- to four-family mortgage and student loans totaled $15.8 million. During December 2002, the Bank entered into a multi-family seller/servicing agreement with FNMA. The agreement provides  that the Bank will sell $200 million of multi-family residential loans to FNMA over the 18-month period ending in May 2004.  The majority of the loans sold have possessed, and will continue to possess, a minimum term to maturity or repricing of seven years.  In December 2002, the Bank sold approximately $73.4 million of multi-family residential loans to FNMA.  During the year ended December 31, 2003, the Bank sold an additional $87.1 million of such loans to FNMA.  Currently, the Bank has no arrangement in which it sells commercial real estate loans to the secondary market.

The Bank generally retains the servicing rights in connection with loans it sells in the secondary market.  As of December 31, 2003, the Bank was servicing $191.4 million of loans for non-related institutions.  On all loans other than multi-family residential loans sold to FNMA, the Bank generally receives a loan servicing fee equal to 0.25% of the outstanding principal balance.  For the multi-family residential loans sold to FNMA, the loan servicing fees vary as they are derived based upon the difference between the actual origination rate and contractual pass-through rate of the loans sold at the time of sale.  At December 31, 2003, the Bank had recorded mortgage servicing rights of $2.3 million.

The following table sets forth the Bank's loan originations (including loans held for sale), loan sales and principal repayments for the periods indicated:

For the Year Ended December 31,	For the Year Ended December 31,	For the Six Months Ended December 31,	For the Six Months Ended December 31,	For the Year Ended June 30,
	2003	2002	2002	2001	2002	2001	2000	1999
(Dollars in Thousands)
Gross loans:
At beginning of period	$2,169,745	$2,055,825	$2,120,197	$1,961,216	$1,961,216	$1,723,317	$1,386,194	$953,607
Real estate loans originated:
Multi-family residential	917,904	616,276	358,137	242,433	504,770	355,804	453,682	424,276
Commercial real estate	126,185	56,063	39,542	15,280	27,900	37,591	28,824	28,253
One- to four-family (1)	28,259	18,846	19,969	3,608	16,343	2,346	3,165	16,657
Cooperative apartment	1,839	1,469	956	861	1,208	1,245	744	2,187
Equity lines of credit	21,469	19,535	4,961	690	1,676	-	-	-
Construction, net	4,549	805	805	-	620	1,339	24	130
Total mortgage loans originated	1,100,205	712,994	424,370	262,872	552,517	398,325	486,439	471,503
Other loans originated	3,866	3,997	2,159	2,593	3,410	8,585	8,937	6,567
Total loans originated	1,104,071	716,991	426,529	265,465	555,927	406,910	495,376	478,070
Loans acquired (2)	-	-	-	-	-	-	-	192,318
Less:
Principal repayments	976,779	521,880	298,181	168,808	392,507	166,948	156,306	230,482
Loans sold (3)	102,880	81,191	78,800	1,914	4,305	1,835	1,518	6,977
Mortgage loans transferred to Other Real Estate Owned	-	-	-	134	134	228	429	342
Gross loans at end of period	$2,194,157	$2,169,745	$2,169,745	$2,055,825	$2,120,197	$1,961,216	1,723,317	1,386,194

(1)

Includes Home Equity and Home Improvement Loans.

(2)

Comprised primarily of one-to-four family mortgage loans received in the FIBC Acquisition.

(2)

Includes multi-family residential sold to FNMA, fixed-rate one- to four-family mortgage loans and student loans.

Loan Maturity and Repricing.   The following table shows the earlier of the maturity or the repricing period of the Bank's loan portfolio (including loans held for sale) at December 31, 2003.  ARMs are shown as being due in the period during which the interest rates are next scheduled to adjust. The table does not include prepayments or scheduled principal amortization.  Scheduled loan repricing and estimated prepayment and amortization information is presented on an aggregate basis for loans in "Item 7A.  Quantitative and Qualitative Disclosure About Market Risk – Interest Sensitivity Gap."

- # -

	At December 31, 2003
	Real Estate Loans
	Multi-family Residential	Commercial Real Estate	One- to Four- Family	Cooperative Apartment	FHA/VA Insured	Construction	Other Loans	Total Loans
(Dollars In Thousands)
Amount due:
One year or less	$30,260	$13,040	$18,726	$8,514	$-	$617	$3,875	$75,032
After one year:
More than one year to three years	180,135	46,313	6,086	1,914	194	2,263	197	237,102
More than three years to seven years	1,206,148	186,092	35,365	182	-	-	-	1,427,787
More than seven years to ten years	232,997	40,719	22,838	977	3,060	-	-	300,591
More than ten years to twenty years	85,364	23,646	25,893	2,211	1,392	-	-	138,506
Over twenty years	-	-	15,139	-	-	-	-	15,139
Total due or repricing after one year	1,704,644	296,770	105,321	5,284	4,646	2,263	197	2,119,125
Total amounts due or repricing, gross	$1,734,904	$309,810	$124,047	$13,798	$4,646	$2,880	$4,072	$2,194,157

The following table sets forth the outstanding principal balances in each loan category (including loans held for sale) at December 31, 2003 that are due to mature or reprice after December 31, 2004, and whether such loans have fixed or adjustable interest rates:

	Due after December 31, 2004
	Fixed	Adjustable	Total
(Dollars in Thousands)
Mortgage loans:
Multi-family residential	$343,842	$1,360,802	$1,704,644
Commercial real estate	67,038	229,732	296,770
One- to four-family	90,984	14,337	105,321
Cooperative apartment	3,243	2,041	5,284
Construction	2,263	-	2,263
FHA/VA insured	4,646	-	4,646
Other loans	-	197	197
Total loans	$512,016	$1,607,109	$2,119,125

Multi-family Residential Lending and Commercial Real Estate Lending.   The Bank originates adjustable-rate and fixed-rate multi-family residential (five or more residential units), underlying cooperative mortgages and commercial real estate loans.  The properties underlying these loans are generally located in the Bank's primary lending area. At December 31, 2003, the Bank had multi-family residential loans totaling $1.73 billion in its portfolio comprising 79.1% of the gross loan portfolio.  Of the Bank’s multi-family residential loans, $1.54 billion, or 88.7%, were secured by apartment buildings and $195.6 million, or 11.3%, were secured by Underlying Cooperatives at December 31, 2003.  The Bank also had $309.8 million of commercial real estate loans in its portfolio at December 31, 2003, representing 14.1% of its total loan portfolio.

The Bank originated multi-family residential, underlying cooperative mortgages and commercial real estate loans totaling $1.04 billion during the year ended December 31, 2003 and $397.7 million during the six months ended December 31, 2002.  At December 31, 2003, the Bank had $89.7 million of commitments accepted by borrowers to originate multi-family residential and commercial real estate loans, compared to $109.9 million outstanding at December 31, 2002.

Multi-family residential, underlying cooperative mortgages and commercial real estate loans originated by the Bank were secured by three distinct property types: (1) fully residential apartment buildings; (2) "mixed-use" properties that feature a combination of residential units and commercial units within the same building; and (3) fully commercial real estate buildings.  The underwriting procedures for each of these property types are substantially similar.  Loans secured by fully residential apartment buildings are classified by the Bank as multi-family residential loans in all instances.  Loans secured by fully commercial real estate buildings are classified as commercial real estate loans in all instances.  Loans secured by mixed-use properties may be classified as either multi-family residential or commercial real estate loans.  The classification of loans secured by mixed-use properties is determined based upon the percentage of the property's rental income that is received from its residential tenants compared to its commercial tenants.  If more than 50% of the rental income earned on a mixed-use property is received from residential tenants, the full balance of the loan is classified as a multi-family residential loan.  Conversely, if less than 50% of the rental income earned on a mixed-use property is received from residential tenants, the full balance of the loan is classified as a commercial real estate loan.  In the event that the rental income earned is divided exactly 50% each between residential and commercial tenants, the entire loan balance is classified as either a multi-family residential or commercial real estate loan based upon a comparison of the physical space within the property allocated to residential tenants and commercial tenants.  At December 31, 2003, mixed use properties that are classified as one- to four-family residential, multi-family residential or commercial real estate loans totaled $704.4 million

Multi-family residential loans are generally viewed as exposing the Bank to a greater risk of loss than one- to four-family residential loans and typically involve higher loan principal amounts.  Multi-family residential and commercial real estate loans in the Bank's portfolio generally range in amount from $250,000 to $4.0 million, and have an average loan size of approximately $1.0 million and a median loan balance of $698,571.  Multi-family residential loans in this range are generally secured by buildings that possess between 5 and 100 apartments. The Bank had a total of $1.65 billion of multi-family residential loans in its portfolio secured by buildings with under 100 units as of December 31, 2003.  Principally as a result of rent control and rent stabilization laws that limit the amount of rent that may be charged to tenants, the associated rent rolls for buildings of this type indicate a rent range that would be considered affordable for low- to moderate-income households, regardless of the household income profiles of the associated census tracks.

At December 31, 2003, the Bank had 238 multi-family residential and commercial real estate loans with principal balances greater than $2.0 million, totaling $841.2 million.  These loans, while underwritten to the same standards as all other multi-family residential and commercial real estate loans, tend to expose the Bank to a higher degree of risk due to the potential impact of losses from any one loan relative to the size of the Bank's capital position.

The typical adjustable-rate multi-family residential and commercial real estate loan carries a final maturity of 10 or 12 years, and an amortization period not exceeding 30 years. These loans generally have an interest rate that adjusts once after the fifth or seventh year indexed to the 5-year FHLBNY advance rate (plus a spread typically approximating 225 basis points), but may not adjust below the initial interest rate of the loan. Prepayment fees are assessed throughout the life of the loans.  The Bank also offers fixed-rate, self-amortizing, multi-family residential and commercial real estate loans with maturities of up to fifteen years.

It is the Bank's policy to require appropriate insurance protection, including title and hazard insurance, on all real estate mortgage loans at closing.  Borrowers generally are required to advance funds for certain expenses such as real estate taxes, hazard insurance and flood insurance.

The underwriting standards for new multi-family residential loans generally require (1) a maximum loan-to-value ratio of 75% based upon an appraisal performed by an independent, state licensed appraiser, and (2) sufficient cash flow from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 120%.  In certain cases, the Bank may additionally require environmental hazard reports on multi-family residential properties.  As part of the underwriting process for multi-family residential real estate loans, the Bank considers the borrower's experience in owning or managing similar properties, the value of the property based upon the income approach, and the Bank's lending experience with the borrower.  The Bank utilizes, where appropriate, rent or lease income, the borrower's credit history and business experience, and valuation determined under the income approach when underwriting multi-family real estate applications.

Repayment of multi-family residential loans is dependent, in large part, on cash flow from the collateral property sufficient to satisfy operating expenses and debt service. Economic events and government regulations, such as rent control and rent stabilization laws, which are outside the control of the borrower or the Bank, could impair the future cash flow of such properties. As a result, rental income might not rise sufficiently over time to satisfy increases in the loan rate at repricing or in overhead expenses (e.g., utilities, taxes, insurance).

During the period July 1, 1998 through December 31, 2003, the Bank's charge-offs related to its multi-family residential loan portfolio totaled $211,000. As of December 31, 2003, the Bank had no non-performing multi-family residential loans. (See "Asset Quality" and "Allowance for Loan Losses."  See "Lending Activities - Loan Approval Authority and Underwriting" for discussions of the Bank's underwriting procedures utilized in originating multi-family residential loans).

The Bank's three largest multi-family residential loans at December 31, 2003 were a $15.0 million loan originated in December 2003 secured by a nine story building in Manhattan, New York, consisting of 159 loft cooperative apartments; a $12.0 million loan originated in June 2003 secured by an eighteen story apartment building located in Manhattan, New York containing 265 apartment units and eleven retail stores, and a $10.0 million loan originated in December 2002 secured by a nine story apartment building located in Manhattan, New York containing 87 apartment units and one office unit.

The underwriting standards for new commercial real estate loans generally require that the loan-to-value ratio not exceed 65% and that sufficient cash flow from the underlying property exist to adequately service the debt, represented by a minimum debt service ratio of 120%.  To originate commercial real estate loans, the Bank requires a security interest in personal property and standby assignments of rents and leases in addition to the security interest in the underlying property.  The maximum dollar amount of any individual commercial real estate loan conforms to the Bank's general policies on lending limits.

Commercial real estate loans are generally viewed as exposing the Bank to a greater risk of loss than both one- to four-family and multi-family residential mortgage loans.  Because payment of loans secured by commercial real estate often is dependent upon successful operation and management of the collateral properties, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy.  The Bank seeks to minimize these risks by; 1) limiting the number of such loans, 2) lending only to established customers and borrowers otherwise known or recommended, 3) generally restricting such loans to the New York metropolitan area, and 4) obtaining personal guarantees, if possible.  The Bank utilizes, where appropriate, rent or lease income, the borrower's credit history and business experience, and valuation determined under the income approach when underwriting commercial real estate loan applications.

During the period July 1, 1998 through December 31, 2003, the Bank's charge-offs related to its commercial real estate loan portfolio totaled $6,000. As of December 31, 2003, the Bank had no non-performing commercial real estate loans (See "Asset Quality" and "Allowance for Loan Losses."  See "Lending Activities - Loan Approval Authority and Underwriting" for a discussion of the Bank's underwriting procedures utilized in originating commercial real estate loans).

The Bank's three largest commercial real estate loans at December 31, 2003 were an $11.4 million loan originated in December 2001 and secured by a building in Manhattan, New York containing 10 commercial stores and 34 loft apartments; a $9.0 million loan originated in July 2003, and secured by three commercial properties with a total of 14 retail stores and 20 offices located in Rego Park, New York; and an $8.9 million loan originated in January 2003 and secured by a 17-story loft building in Manhattan, New York containing 63 commercial tenants.

One- to Four-Family Mortgage and Cooperative Apartment Lending.   The Bank offers residential first and second mortgage loans secured primarily by owner-occupied, one- to four-family residences, including condominium and cooperative apartments.  The majority of one- to four-family loans in the Bank's loan portfolio were obtained through the FIBC Acquisition and the acquisition of Pioneer Savings Bank, F.S.B. in 1996.  The Bank originated $30.1 million of one- to four-family mortgages during the year ended December 31, 2003, the majority of which were home equity and home improvement loans.  At December 31, 2003, $137.8 million, or 6.3%, of the Bank's loans, consisted of one- to four-family mortgage and cooperative apartment loans.  The Bank is a participating seller/servicer with two government-sponsored mortgage agencies: FNMA and SONYMA, and generally underwrites its one- to four-family residential mortgage loans to conform with standards required by these agencies.

Although the collateral for cooperative apartment loans is composed of shares in a cooperative corporation (i.e., a corporation whose primary asset is the underlying real estate) and a proprietary lease in the borrower's apartment, cooperative apartment loans are treated as one- to four-family loans.  The Bank's portfolio of cooperative apartment loans was $13.8 million, or 0.6% of total loans, as of December 31, 2003.  Adjustable-rate cooperative apartment loans continue to be originated for portfolio.

For all one- to four-family loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower: (1) a credit report is reviewed, (2) income, assets and certain other information are verified by an independent credit agency, and, (3) if necessary, additional financial information is required to be submitted by the borrower. An appraisal of the real estate intended to secure the proposed loan is obtained, which is performed by an independent appraiser designated and approved by the Board of Directors.

During the period July 1, 1998 through December 31, 2003, the Bank's charge-offs related to its one- to four-family and cooperative apartment loan portfolio totaled $815,000.  As of December 31, 2003, the Bank had non-performing one- to four-family loans totaling $346,000  (See "Asset Quality" and "Allowance for Loan Losses").

The Bank generally sells its newly originated conforming fixed-rate one- to four-family mortgage loans with maturities in excess of 15 years in the secondary market to FNMA and SONYMA, and its non-conforming fixed-rate one- to four-family mortgage loans with maturities in excess of 15 years to various private sector secondary market purchasers. With few exceptions, such as SONYMA, the Bank retains the servicing rights on all such loans sold. During the year ended December 31, 2003, the Bank sold one- to four-family mortgage loans totaling $15.4 million to non-affiliates.  As of December 31, 2003, the Bank's portfolio of one- to four-family fixed-rate mortgage loans serviced for others totaled $33.7 million.

Home Equity and Home Improvement Loans.  Home equity loans and home improvement loans, the majority of which are included in one- to four-family loans, are originated to a maximum of $250,000.  At the time of origination, the combined balance of the first mortgage and home equity or home improvement loan may not exceed the following limitations: 1) 89% of the appraised value of the collateral property at origination of the home equity or home improvement loan in the event that the Bank holds the first mortgage on the collateral property; or 2) 85% of the appraised value of the collateral property at origination of the home equity or home improvement loan in the event that the Bank does not hold the first mortgage on the collateral property.  On home equity and home improvement loans, the borrower pays an initial interest rate that may be as low as 200 basis points below the prime rate of interest in effect at origination.  After six months, the interest rate adjusts and ranges from the prime interest rate in effect at the time to 100 basis points above the prime interest rate in effect at the time.  The combined outstanding balance of the Bank's home equity and home improvement loans was $32.8 million at December 31, 2003.

Equity credit is also available on multi-family residential and commercial real estate loans.  These loans are underwritten in the same manner as first mortgage loans on these properties, except that the combined loan-to-value ratio of the first mortgage and the equity line cannot exceed 75%.  On equity loans, the borrower pays an interest rate ranging from 100 to 200 basis points above the prime rate.  The outstanding balance of these equity loans was less than $5.0 million at December 31, 2003, on outstanding total lines of $19.8 million.

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

Asset Quality

Non-performing loans (i.e., delinquent loans for which interest accruals have ceased in accordance with the Bank's policy - typically loans 90 days or more past due) totaled $525,000 and $2.1 million at December 31, 2003 and 2002, respectively.  Accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes 90 days past due as to principal or interest.  When interest accruals are discontinued, any interest accrued to income in the current year is reversed. Payments on nonaccrual loans are generally applied to principal.  Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to cover the principal balance and accrued interest.  Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions.  The Bank had no loans that were 90 days past due and still accruing interest at December 31, 2003, or 2002 or at June 30, 2002, 2001, 2000 or 1999.

The Bank had a total of 30 real estate and consumer loans, totaling $1.4 million, delinquent 60-89 days at December 31, 2003, compared to a total of 37 such delinquent loans, totaling $1.0 million, at December 31, 2002.   The majority of the dollar amount of both non-performing loans and loans delinquent 60-89 days was composed of real estate loans.  The majority of the count of both non-performing loans and loans delinquent 60-89 days was composed of consumer loans (primarily depositor loans).  The increase in the amount delinquent 60-89 days from December 31, 2002 to December 31, 2003, resulted from a net increase of $437,000 of delinquent real estate loans during the period.  The 60-89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of credit quality trends than non-performing loans.

Under accounting principles generally accepted in the United States of America ("GAAP"), the Bank is required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a loan constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Current regulations of the OTS require that troubled-debt restructurings remain classified as such until either the loan is repaid or returns to its original terms.  The Bank had no loans classified as troubled-debt restructurings at December 31, 2003 or December 31, 2002.

Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting By Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards ("SFAS") No. 118 "Accounting by Creditors for Impairment of a Loan- Income Recognition and Disclosures an amendment of FASB Statement No. 114," ("Amended SFAS 114") provides guidelines for determining and measuring impairment in loans. For each loan that the Bank determines to be impaired, impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimate of its fair value.  A specific reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses.  Generally, the Bank considers non-performing and troubled-debt restructured multi-family residential and commercial real estate loans, along with non-performing one- to four-family loans exceeding $333,700, to be impaired. Non-performing one-to four-family loans of $333,700 or less are considered homogeneous loan pools and are not required to be evaluated for impairment.  There were no loans considered impaired by the Bank under Amended SFAS 114 as of December 31, 2003.  The recorded investment in loans deemed impaired was approximately $690,000, consisting of one loan, at December 31, 2002.  The average total balance of impaired loans was approximately $314,000 during the year ended December 31, 2003, $684,000 during the six months ended December 31, 2002, and $3.2 million and $3.7 million during the years ended June 30, 2002 and 2001, respectively. The decrease in both the current and average balance of impaired loans resulted primarily from the repayment in June 2002 of an impaired $2.9 million troubled-debt restructured loan.  At both December 31, 2003 and 2002, there were no reserves allocated within the allowance for loan losses for impaired loans.  At June 30, 2002, reserves totaling $88,000 were allocated within the allowance for loan losses for impaired loans.  At December 31, 2003, non-performing loans exceeded impaired loans by $525,000, due to $525,000 of one- to four-family and consumer loans, which, while on non-performing status, were not deemed impaired since they had individual outstanding balances less than $333,700.

Other Real Estate Owned (“OREO”).  Property acquired by the Bank as a result of a foreclosure on a mortgage loan or a deed in lieu of foreclosure is classified as OREO and is recorded at the lower of the recorded investment in the related loan or the fair value of the property at the date of acquisition, with any resulting write down charged to the allowance for loan losses. The Bank obtains a current appraisal on an OREO property as soon as practicable after it takes possession of the real property. The Bank will generally reassess the value of OREO at least annually thereafter.  There were no OREO properties as of December 31, 2003.  The balance of OREO was $134,000 at December 31, 2002 and $114,000 at June 30, 2002, consisting of one property in both instances.  During the six months ended December 31, 2002, a reserve of $20,000 was reversed on the OREO property.  This property was sold in January 2003 and no loss was recognized on the sale.

The following table sets forth information regarding non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated:

	At December 31,		At June 30,
	2003	2002	2002	2001	2000	1999
(Dollars in Thousands)
Non-performing loans
One- to four-family	$346	$1,232	$1,077	$1,572	$1,769	$1,577
Multi-family residential	-	690	878	1,131	2,591	1,248
Cooperative apartment	-	70	71	200	54	133
Other	179	124	97	155	7	43
Total non-performing loans	525	2,116	2,123	3,058	4,421	3,001
Other Real Estate Owned	-	134	114	370	381	866
Total non-performing assets	525	2,250	2,237	3,428	4,802	3,867
Troubled-debt restructurings	-	-	-	2,924	700	1,290
Total non-performing assets and troubled-debt restructurings	$525	$2,250	$2,237	$6,352	$5,502	$5,157

Impaired loans	$-	$690	$878	$4,054	$2,591	$1,563

Ratios:
Total non-performing loans to total loans	0.02%	0.10%	0.10%	0.16%	0.26%	0.22%
Total non-performing loans and troubled-debt restructurings to total loans	0.02	0.10	0.10	0.30	0.30	0.31
Total non-performing assets to total assets	0.02	0.08	0.08	0.13	0.19	0.17
Total non-performing assets and troubled- debt restructurings to total assets	0.02	0.08	0.08	0.23	0.22	0.23

Monitoring of Delinquent Loans.  Management of the Bank reviews delinquent loans on a monthly basis and reports to its Board of Directors regarding the status of all delinquent and non-performing loans in the Bank's portfolio.

The Bank's loan servicing policies and procedures require that an automated late notice be sent to a delinquent borrower as soon as possible after a payment is ten days late in the case of a multi-family residential or commercial real estate loan, or fifteen days late in the event of a one- to four-family or consumer loan.  A second letter is sent to the borrower if payment has not been received within 30 days of the due date.  Thereafter, periodic letters are mailed and phone calls are placed to the borrower until payment is received.  When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain the full payment due or negotiate a repayment schedule with the borrower to avoid foreclosure.

Generally, the Bank initiates foreclosure proceedings when a loan is 90 days past due.  The Bank retains outside counsel experienced in foreclosure and bankruptcy procedures to institute foreclosure and other actions on non-performing loans.  As soon as practicable after initiating foreclosure proceedings on a loan, the Bank hires an independent appraiser to prepare an estimate of the fair value of the underlying collateral.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is generally sold.  It is the Bank's general policy to dispose of properties acquired through foreclosure or deeds in lieu thereof as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating conditions.

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

The year ended December 31, 2003 saw the continuation of a strong real estate market throughout the New York metropolitan area.  As a result, the Bank's level of classified assets continued their historic low levels.

At December 31, 2003, the Bank had 13 loans totaling $935,000 designated Special Mention, compared to 19 loans totaling $1.3 million at December 31, 2002.

At December 31, 2003, the Bank had $494,000 of assets classified Substandard, consisting of five loans.  At December 31, 2002, the Bank had $1.9 million of assets classified Substandard, consisting of eighteen loans and one OREO property.

At both December 31, 2003 and 2002, the Bank had no assets classified as either Doubtful or Loss.  The watch list contained 15 loans totaling $1.1 million at December 31, 2003, compared to 25 loans totaling $1.8 million at December 31, 2002.

The following table sets forth at December 31, 2003 the Bank's aggregate carrying value of the assets classified as either Substandard or Special Mention:

	Special Mention		Substandard
	Number	Amount	Number	Amount
(Dollars in Thousands)
Mortgage Loans:
Multi-family residential	1	$244	1	$147
One- to four-family	3	468	4	347
Cooperative apartment	9	223	-	-
Commercial real estate	-	-	-	-
Total Mortgage Loans	13	935	5	494
Other Real Estate Owned	-	-	-	-
Total	13	$935	5	$494

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

The following table sets forth activity in the Bank's allowance for loan losses at or for the dates indicated:

	At or for the Year Ended December 31,	At or for the Year Ended December 31,	At or for the Six Months Ended December 31,	At or for the Six Months Ended December 31,	At or for the Year Ended June 30,
	2003	2002	2002	2001	2002	2001	2000	1999(2)
(Dollars in Thousands)
Total loans outstanding at end of period (1)	$2,192,640	$2,170,077	$2,170,077	$2,055,562	$2,120,254	$1,960,361	$1,721,200	$1,383,341
Average total loans outstanding (1)	$2,206,003	$2,128,297	$2,169,442	$1,998,694	$2,042,923	$1,819,336	$1,563,656	$1,164,982
Allowance for loan losses:
Balance at beginning of period	$15,458	$15,492	$15,370	$15,459	$15,459	$14,785	$15,081	$12,075
Provision for loan losses	288	240	120	120	240	740	240	240
Charge-offs
Multi-family residential	-	(42)	-	(71)	(113)	-	-	(98)
Commercial real estate	-	-	-	-	-	(6)	-	-
One- to four-family	(2)	(169)	(33)	(20)	(156)	(13)	(500)	(10)
FHA/VA insured	-	-	-	-	-	-	-	-
Cooperative apartment	(1)	(79)	-	-	-	(14)	(24)	(62)
Other	(60)	-	(11)	(12)	(80)	(48)	(21)	(38)
Total charge-offs	(63)	(290)	(44)	(103)	(349)	(81)	(545)	(208)
Recoveries	34	16	12	16	20	15	9	7
Reserve for loan commitments transferred to other liabilities	(699)	-	-	-	-	-	-	-
Reserve acquired in purchase acquisition	-	-	-	-	-	-	-	2,967
Balance at end of period	$15,018	$15,458	$15,458	$15,492	$15,370	$15,459	$14,785	$15,081
Allowance for loan losses to total loans at end of period	0.68%	0.71%	0.71%	0.75%	0.72%	0.79%	0.86%	1.09%
Allowance for loan losses to total non-performing loans at end of period	2,860.57	730.53	730.53	815.80	723.98	505.53	334.43	502.53
Allowance for loan losses to total non-performing loans and troubled-debt restructurings at end of period	2,860.57	730.53	730.53	321.21	723.98	258.43	288.71	351.46
Ratio of net charge-offs to average loans outstanding during the period	-	-	-	-	0.02%	-	0.03%	0.02%

(1)

Total loans represents gross loans, net of deferred loan fees and discounts.

(2)

On January 21, 1999, the Bank acquired $192.3 million of loans as a result of  the FIBC Acquisition, which added  $84.4 million to the average balance of loans during the twelve months ended June 30, 1999.

Based upon its evaluation of the loan portfolio, management believes that the Bank has maintained its allowance for loan losses at a level which management believes is appropriate to absorb losses inherent within the Bank's loan portfolio as of the balance sheet dates.  The allowance for loan losses was $15.0 million at December 31, 2003 compared to $15.4 million at December 31, 2002. During the year ended December 31, 2003, the Bank reclassified $699,000 of its existing allowance for loan losses balance to other liabilities in order to separately account for reserves related to loan origination commitments.   In addition, during the year ended December 31, 2003, the Bank recorded a provision of $288,000 to the allowance for loan losses to provide for growth in its loan portfolio balances.  The Bank also recorded net charge-offs of $29,000 during the year ended December 31, 2003, virtually all of which related to consumer loans.

Factors considered in determining the appropriateness of the allowance for loan losses include the Bank's past loan loss experience, known and inherent risks in the portfolio, existing adverse situations which may affect the borrower's ability to repay, estimated value of underlying collateral and current economic conditions in the Bank's lending area. While management uses available information to estimate losses on loans, future additions to, or reductions in, the allowance may be necessary based on changes in economic conditions beyond management's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to, or reductions in, the allowance based on judgments different from those of management. Management believes, based upon all relevant and available information, that the allowance for loan losses is appropriate to absorb losses inherent in the portfolio.

The following table sets forth the Bank's allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated:

	At December 31,
	2003		2002
	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)
	(Dollars in Thousands)
Impaired loans	-	-	-	0.03%
Multi-family residential	11,391	79.24%	11,831	79.90
Commercial real estate	2,742	14.15	2,416	12.26
One-to four- family	686	5.67	1,051	6.74
Cooperative apartment	124	0.63	151	0.76
Construction	-	0.13	-	0.09
Other	75	0.18	9	0.22
Total	$15,018	100.00%	$15,458	100.00%

	At June 30,
	2002		2001		2000		1999
	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)
	(Dollars in Thousands)
Impaired loans	$88	0.01%	$775	0.21%	$130	0.15%	$62	0.11%
Multi-family residential	11,843	80.12	10,190	80.98	10,000	78.65	9,652	72.63
Commercial real estate	2,167	11.52	1,214	7.78	1,095	6.92	699	6.45
One-to four- family	1,094	7.33	3,005	9.48	3,176	12.23	4,112	17.86
Cooperative apartment	162	0.84	184	1.17	254	1.60	414	2.39
Construction	-	-	-	-	-	-	-	-
Other	16	0.18	91	0.38	130	0.45	142	0.56
Total	$15,370	100.00%	$15,459	100.00%	$14,785	100.00%	$15,081	100.00%

(1)

Total loans represent gross loans less FHA and VA guaranteed loans.

Investment Activities

Investment Strategies of the Holding Company.  The Holding Company's principal asset is its investment in the Bank's common stock, which amounted to $286.9 million at December 31, 2003.  All of the Holding Company's other investments were intended primarily to provide future liquidity which may be utilized for general business activities, which may include, but are not limited to: (1) purchases of the Holding Company's common stock into treasury; (2) repayment of principal and interest on the Holding Company's $25.0 million subordinated note obligation; (3) subject to applicable limitations, the payment of dividends on the Holding Company's common stock; and/or (4) investments in the equity securities of other financial institutions and other investments not permitted to the Bank.  The Holding Company cannot assure that it will engage in any of these activities in the future.

The Holding Company's investment policy calls for investments in relatively short-term, liquid securities similar to the securities defined in the securities investment policy of the Bank.

Investment Policy of the Bank.   The investment policy of the Bank, which is established by its Board of Directors, is designed to help the Bank achieve its overall asset/liability management objectives and to comply with the applicable regulations of the OTS.  Generally, when selecting new investments for the Bank's portfolio, the policy calls for management to emphasize principal preservation, liquidity, diversification, short maturities and/or repricing terms, and a favorable return on investment. The policy permits investments in various types of liquid assets, including obligations of the U.S. Treasury and federal agencies, investment grade corporate obligations, various types of MBS, commercial paper, certificates of deposit ("CDs") and overnight federal funds sold to financial institutions.  The Bank's Board of Directors periodically approves all financial institutions that buy federal funds from the Bank.

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

During the year ended December 31, 2003, the six months ended December 31, 2002 and the twelve months ended June 30, 2002 and 2001, neither the Holding Company nor the Bank held any derivative instruments or any embedded derivative instruments that require bifurcation.  The Holding Company or the Bank may, with respective Board approval, engage in hedging transactions utilizing derivative instruments.

Mortgage-Backed Securities.  MBS provide the portfolio with investments offering desirable repricing, cash flow and credit quality characteristics. MBS yield less than the loans that underlie the securities because of the cost of payment guarantees and credit enhancements that reduce credit risk to the investor.  Although MBS guaranteed by federally sponsored agencies carry a reduced credit risk compared to whole loans, such securities remain subject to the risk that fluctuating interest rates, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and thus affect both the prepayment speed and value of such securities.  However, MBS are more liquid than individual mortgage loans and may readily be used to collateralize borrowings.  The MBS portfolio also provides the Holding Company and the Bank with important interest rate risk management features, as the entire portfolio provides monthly cash flow for re-investment at current market interest rates.  None of the Bank's MBS as of December 31, 2003 possess call features.

The Company's consolidated investment in MBS totaled $462.7 million, or 15.6% of total assets, at December 31, 2003, the majority of which was owned by the Bank.  At December 31, 2003, the Bank had $426.0 million in Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"), which comprised the largest component of its MBS portfolio.  All of these CMOs and REMICs were either U.S agency guaranteed obligations or issued by private financial institutions.  All of the non-agency guaranteed obligations were rated in the highest ratings category by at least one nationally recognized rating agency at the time of purchase.  None of the CMOs and REMICs had stripped principal and interest components and all occupied priority tranches within their respective issues.  As of December 31, 2003, the fair value of CMOs and REMICs was approximately $2.8 million below their cost basis.

The remaining MBS portfolio was composed of pass –through securities guaranteed by the Government National Mortgage Agency ("GNMA"), The Federal Home Loan Mortgage Corporation ("FHLMC") or FNMA.  These securities approximated 7.9% of the total MBS portfolio at December 31, 2003.  This portfolio is further composed of a $23.5 million investment in ARM MBS pass-through securities with a weighted average term to next rate adjustment of less than one year, a $9.2 million investment in seasoned fixed-rate GNMA, FNMA and FHLMC pass-through securities with an estimated remaining life of less than three years, and a $4.0 million investment in balloon MBS (the ''Balloon Payment Securities"), which provide a return of principal and interest on a monthly basis, and have original maturities of between five and seven years, at which point the entire remaining principal balance is repaid.

GAAP requires investments in equity securities that have readily determinable fair values and all investments in debt securities to be classified in one of the following three categories and accounted for accordingly:  trading securities, securities available for sale or securities held to maturity.  Neither the Company nor the Bank had any securities classified as trading securities during the twelve months ended December 31, 2003, nor do they presently anticipate establishing a trading portfolio.  Unrealized gains and losses on available for sale securities are reported as a separate component of stockholders' equity referred to as accumulated other comprehensive income, net of deferred taxes.  At December 31, 2003, the Holding Company and the Bank had, on a combined basis, $499.1 million of securities classified as available for sale, which represented 16.8% of total assets at December 31, 2003. Based upon the size of the available for sale portfolio, future variations in market values of the available for sale portfolio could result in fluctuations in the Company's consolidated stockholders' equity.

The Company typically classifies purchased MBS as available for sale, in recognition of the greater prepayment uncertainty associated with these securities, and carries these securities at fair market value.  The amortized cost of MBS available for sale exceeded their fair value by $1.9 million at December 31, 2003.

- # -

The following table sets forth activity in the MBS portfolio for the periods indicated:

	For the Year Ended December 31,	For the Year Ended December 31,	For the Six Months Ended December 31,	For the Six Months Ended December 31,	For the Year Ended June 30,
	2003	2002	2002	2001	2002	2001
(Dollars In Thousands)
Amortized cost at beginning of period	$359,304	358,115	$285,201	$433,097	$433,097	$451,489
Purchases, net	473,389	251,613	224,579	10,184	37,218	81,520
Principal repayments	(364,208)	(249,317)	(149,556)	(85,074)	(184,835)	(99,896)
Premium amortization, net	(3,814)	(1,108)	(920)	(92)	(279)	(16)
Amortized cost at end of period	$464,671	359,304	$359,304	$358,115	$285,201	$433,097

U. S. Treasury and Agency Obligations.  At December 31, 2003, the Company's consolidated investment in U. S. Treasury and agency securities totaled $5.0 million.  Virtually all of these investments were agency obligations issued either by the Federal Home Loan Bank ("FHLB"), FHLMC, or FNMA.

Corporate Debt Obligations.  Both the Holding Company and the Bank invest in the short-term investment-grade debt obligations of various corporations. Corporate debt obligations generally carry both a higher rate of return and a higher degree of credit risk than U.S. Treasury and agency securities with comparable maturities. In addition, corporate securities are generally less liquid than comparable U.S. Treasury and agency securities. In recognition of the additional risks associated with these securities, the Bank's investment policy limits new investments in corporate debt obligations to companies rated single ''A'' or better by one of the nationally recognized rating agencies, and limits investments in any one corporate entity to the lesser of 1% of total assets or 15% of the Bank's equity. At December 31, 2003, the Company's consolidated portfolio of corporate debt obligations totaled $22.0 million.  The majority of these investments are held by the Bank.

Equity Investments.  The Company's consolidated investment in equity securities totaled $10.1 million at December 31, 2003.  The largest single investment in this category was a $5.0 million investment in preferred stock issued by FNMA.  The remaining investment was composed primarily of various equity mutual fund investments.

The following table sets forth the amortized cost and fair value of the total portfolio of investment securities and MBS at the dates indicated:

	At December 31,				At June 30,
		2003		2002	2002			2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
CMOs and REMICs	$428,847	$426,017	$292,541	$293,928	$209,476	$213,579	$301,412	$304,439
FHLMC	7,509	7,680	15,896	16,289	10,069	10,351	19,560	19,798
FNMA	3,381	3,510	8,122	8,435	11,681	12,005	19,862	20,269
GNMA	24,934	25,582	42,745	44,388	53,975	55,686	92,263	94,107
Total mortgage-backed securities	464,671	462,789	359,304	363,040	285,201	291,621	433,097	438,613
Investment securities:
U.S. Treasury and agency	5,011	5,026	52,741	53,289	85,050	85,823	35,705	35,996
Other	32,442	32,799	52,463	52,110	53,136	53,639	57,302	59,180
Total investment securities	37,453	37,825	105,204	105,399	138,186	139,462	93,007	95,176
Net unrealized gain (loss) (1)	(1,570)	-	3,833	-	7,553	-	7,484	-
Total securities, net	$500,554	$500,614	$468,341	$468,439	$430,940	$431,083	$533,588	$533,789

(1)

The net unrealized gain (loss) at December 31, 2003 and 2002 and June 30, 2002 and 2001 relates to available for sale securities in accordance with SFAS 115, "Accounting for Investments in Debt and Equity Securities."  The net unrealized gain (loss) is presented in order to reconcile the ''Amortized Cost'' of the securities portfolio to the recorded value reflected in the Company's Consolidated Statements of Condition.

The following table sets forth the amortized cost and fair value of the total portfolio of investment securities and MBS, by accounting classification and type of security, at the dates indicated:

	At December 31,				At June 30,
		2003		2002	2002			2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Held-to-Maturity:
Mortgage-backed securities (1)	$770	$822	$2,249	$2,337	$3,275	$3,409	$8,160	$8,326
Investment securities (2)	710	718	825	835	875	884	3,784	3,819
Total Held-to-Maturity	$1,480	$1,540	$3,074	$3,172	$4,150	$4,293	$11,944	$12,145

Available-for-Sale:
Mortgage-backed securities:
Pass-through securities	$35,054	$35,950	$64,514	$66,775	$72,450	$74,633	$123,525	$125,848
CMOs and REMICs	428,847	426,017	292,541	293,928	209,476	213,579	301,412	304,439
Total mortgage-backed securities available for sale	463,901	461,967	357,055	360,703	281,926	288,212	424,937	430,287
Investment securities (2)	36,743	37,107	104,379	104,564	137,311	138,578	89,223	91,357
Net unrealized gain (loss) (3)	(1,570)	-	3,833	-	7,553	-	7,484	-
Total Available-for-Sale	$499,074	$499,074	$465,267	$465,267	$426,790	$426,790	$521,644	$521,644
Total securities, net	$500,554	$500,614	$468,341	$468,439	$430,940	$431,083	$533,588	$533,789

(1)

MBS include both pass-through securities and investments in CMOs and REMICs.

(2)

Includes corporate debt obligations.

(3)

The net unrealized gain (loss) at December 31, 2003 and 2002, and June 30, 2002 and 2001 relates to available for sale securities in accordance with SFAS No. 115. The net unrealized gain (loss) is presented in order to reconcile the ''Amortized Cost'' of the securities portfolio to the recorded value reflected in the Company's Consolidated Statements of Condition.

- # -

The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of investment securities and MBS at December 31, 2003, by remaining period to contractual maturity. With respect to MBS, the entire carrying amount of the security at December 31, 2003 is reflected in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments.  The investment policies of both the Holding Company and the Bank call for the purchase of only priority tranches when investing in MBS.  As a result, the weighted average duration of the Company's MBS approximates 2.1 years as of December 31, 2003, when giving consideration to anticipated repayments or possible prepayments, which is far less than their calculated average maturity in the table below.  Other than obligations of federal agencies and GSEs, neither the Holding Company nor the Bank had a combined investment in securities issued by any one entity in excess of 15% of stockholders' equity at December 31, 2003.

                                                                                                                      At December 31, 2003

	Held to Maturity			Available for Sale
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
(Dollars in Thousands)
Mortgage-backed securities:
Due within 1 year	-	-	-	-	-	-
Due after 1 year but within 5 years	$770	$822	7.96%	$4,508	$4,595	4.72%
Due after 5 years but within 10 years	-	-	-	7,439	7,469	4.25
Due after ten years	-	-	-	451,954	449,903	4.13
Total	770	822	7.96	463,901	461,967	4.13

U.S. Treasury and agency:
Due within 1 year	-	-	-	5,011	5,026	5.13
Due after 1 year but within 5 years	-	-	-	-	-	-
Due after 5 years but within 10 years	-	-	-	-	-	-
Due after ten years	-	-	-	-	-	-
Total	-	-	-	5,011	5,026	5.13

Corporate and other:
Due within 1 year	-	-	-	-	-	-
Due after 1 year but within 5 years	710	718	7.32	-	-	-
Due after 5 years but within 10 years	-	-	-	2,000	2,111	6.55
Due after ten years	-	-	-	29,732	29,970	3.24
Total	710	718	7.35	31,732	32,081	3.45

Total:
Due within 1 year	-	-	-	5,011	5,026	5.13
Due after 1 year but within 5 years	1,480	1,540	7.65	4,508	4,595	4.72
Due after 5 years but within 10 years	-	-	-	9,439	9,580	4.74
Due after ten years	-	-	-	481,686	479,873	4.07
Total	$1,480	$1,540	7.65%	$500,644	$499,074	4.10%

Sources of Funds

General.   The Bank's primary sources of funding for its lending and investment activities include deposits, repayments of loans and MBS, investment security maturities and redemptions, Advances from the FHLBNY, and borrowing in the form of REPOS made with various financial institutions, including the FHLBNY.  The Bank also sells selected multi-family residential and commercial real estate loans to FNMA, and long-term, one- to four-family residential real estate loans to either FNMA or SONYMA.

Deposits.   The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank, at December 31, 2003 and presently, offers savings accounts, money market accounts, checking accounts, NOW and Super NOW accounts, and CDs. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition from other financial institutions and investment products. Traditionally, the Bank has relied upon direct marketing, customer service, convenience and long-standing relationships with customers to generate deposits.  The communities in which the Bank maintains branch offices have historically provided the Bank with nearly all of its deposits. At December 31, 2003, the Bank had deposit liabilities of $2.04 billion, up $114.5 million from December 31, 2002 (See "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources").  Within total deposits at December 31, 2003, $175.7 million, or 8.6%, consisted of CDs with balances over $100,000.  Individual Retirement Accounts totaled $122.9 million, or 6.0% of total deposits.

In June 2000, the Bank's Board of Directors approved the acceptance of brokered CDs up to an aggregate limit of $120.0 million.  At December 31, 2003 and 2002, the Bank had no brokered CDs.

The following table presents the deposit activity of the Bank for the periods indicated:

	Year Ended December 31,	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2003	2002	2002	2001	2002	2001
(Dollars in Thousands)
Deposits	$3,055,095	$3,012,112	$1,556,645	$1,332,182	$2,787,649	$2,620,203
Withdrawals	2,978,932	2,728,969	1,435,740	1,191,845	2,485,046	2,461,159
Deposits greater than Withdrawals	76,163	283,143	120,905	140,337	302,603	159,044
Interest credited	38,340	48,670	26,236	26,565	48,999	50,240
Total increase in deposits	$114,503	$331,813	$147,141	$166,902	$351,602	$209,284

At December 31, 2003, the Bank had $175.7 million in CDs over $100,000 maturing as follows:

Maturity Period	Amount	Weighted Average Rate
(Dollars in Thousands)
Within three months	$43,137	2.30%
After three but within six months	45,877	2.79
After six but within twelve months	37,674	2.49
After 12 months	49,023	3.54
Total	$175,711	2.81%

The following table sets forth the distribution of the Bank's deposit accounts and the related weighted average interest rates at the dates indicated:

	At December 31, 2003			At December 31, 2002			At June 30, 2002
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
(Dollars in Thousands)
Savings accounts	$366,592	17.96%	0.55%	$362,400	18.80%	0.78%	$363,732	20.43%	1.25%
CDs	800,350	39.20	2.64	830,140	43.08	3.21	748,005	42.02	3.73
Money market accounts	745,387	36.51	1.35	616,762	32.00	1.90	556,376	31.26	2.39
NOW and Super NOW accounts	37,043	1.81	1.02	31,822	1.65	1.24	29,005	1.63	1.23
Checking accounts	92,306	4.52	-	86,051	4.47	-	82,916	4.66	-
Totals	$2,041,678	100.00%	1.65%	$1,927,175	100.00%	2.16%	$1,780,034	100.00%	2.59%

- # -

The following table presents, by interest rate ranges, the amount of CDs outstanding at the dates indicated and the period to maturity of the CDs outstanding at December 31, 2003:

                                                  Period to Maturity at December 31, 2003

Interest Rate Range	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at December 31, 2003	Total at December 31, 2002	Total at June 30, 2002
(Dollars in Thousands)
4.00% and below	$519,041	$147,115	$31,622	$3	$697,781	$647,333	$483,285
4.01% to 5.00%	5,478	15,718	28,913	-	50,109	95,512	134,704
5.01% to 6.00%	24,039	4,238	8,668	-	36,945	65,491	80,097
6.01% to 7.00%	4,366	11,149	-	-	15,515	21,804	49,825
7.01% and above	-	-	-	-	-	-	94
Total	$552,924	$178,220	$69,203	$3	$800,350	$830,140	$748,005

Borrowings.   The Bank has been a member and shareholder of the FHLBNY since 1980. One of the privileges given to FHLBNY shareholders is the ability to secure Advances under various lending programs at competitive interest rates.  The Bank, as a member of the FHLBNY, is provided with a borrowing line that equaled $886.2 million at December 31, 2003.

The Bank had Advances from the FHLBNY totaling $534.0 million and $555.0 million at December 31, 2003 and 2002, respectively. At December 31, 2003, the Bank maintained sufficient collateral, as defined by the FHLBNY (principally in the form of real estate loans), to secure such Advances.

REPOS totaled $12.7 million and $95.5 million, respectively, at December 31, 2003 and 2002.  REPOS involve the delivery of securities to broker-dealers as collateral for borrowing transactions. The securities remain registered in the name of the Bank, and are returned upon the maturities of the agreements. Funds to repay the Bank's REPOS at maturity will be provided primarily by cash received from the maturing securities.

Presented below is information concerning REPOS and FHLBNY Advances for the periods presented:

	At or for the Fiscal Year Ended December 31,	At or for the Six Months Ended December 31,	At or for the Fiscal Year Ended June 30,
	2003	2002	2002	2001
Balance outstanding at end of period	$12,675	$95,541	$97,717	$427,788
Average interest cost at end of period (1)	4.96%	5.68%	5.61%	4.73%
Average balance outstanding during the period	$71,302	$97,941	$260,988	$437,153
Average interest cost during the period	8.86%	5.35%	4.47%	6.26%
Carrying value of underlying collateral at end of period	$12,967	$85,226	$95,994	$425,450
Estimated fair value of underlying collateral	$13,045	$87,479	$96,093	$430,803
Maximum balance outstanding at month end during the year	$86,020	$98,728	$395,444	$455,603

(1) Excluding prepayment expenses of $2,555 on securities sold under agreements to repurchase recorded during the year ended December 31, 2003, the average interest cost of securities sold under agreement to repurchase was 5.29% during the year ended December 31, 2003.  Excluding prepayment expenses of $339 on securities sold under agreements to repurchase recorded during the year ended June 30, 2002, the average interest cost of securities sold under agreement to repurchase was 4.31% during the year ended June 30, 2002.  There were no prepayments of securities sold under agreements to repurchase during the six months ended December 31, 2002 or the year ended June 30, 2001.

- # -

FHLBNY Advances:	At or for the Twelve Months Ended December 31,	At or for the Six Months Ended December 31,	At or for the Twelve Months Ended June 30,
	2003	2002	2002
	(Dollars in Thousands)
Balance outstanding at end of period	$534,000	$555,000	$575,000
Average interest cost at end of period	3.85%	4.11%	5.07%
Weighted average balance outstanding during the period	$559,726	$572,024	$565,520
Average interest cost during the period (1)	3.98%	4.90%	5.90%
Maximum balance outstanding at month end during period	$574,000	$590,000	$582,500

(1) Amounts in the above table exclude the effects of prepayment expenses paid on FHLBNY Advances.  Including prepayment expenses paid on FHLBNY Advances of $1.6 million during the year ended December 31, 2003, $3.6 million during the six months ended December 31, 2002 and $5.9 million during the twelve months ended June 30, 2002, the average interest cost on FHLBNY Advances was 4.30% during the year ended December 31, 2003, 6.18% during the six months ended December 31, 2002 and 6.94% during the twelve months ended June 30, 2002.

During the year ended December 31, 2003, the Bank prepaid a total of $30.0 million in FHLBNY Advances and $52.0 million in REPOS.  The prepaid FHLBNY Advances possessed a combined average interest rate of 5.89% and an average remaining term to maturity of 1.1 years on their respective prepayment dates.  The Bank did not replace these prepaid FHLBNY Advances and REPOS.  The prepayments on borrowings were made in order to take advantage of reductions in interest rates.

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

Subsidiary Activities

In addition to the Bank, the Holding Company's direct and indirect subsidiaries consist of six wholly-owned corporations, one of which is directly owned by the Holding Company and five of which are directly or indirectly owned by the Bank.  DSBW Preferred Funding Corp. is a direct subsidiary of Havemeyer Equities, Inc., which is a direct subsidiary of the Bank.  The following table presents an overview of the Holding Company's subsidiaries as of December 31, 2003:

Subsidiary	Year/ State of Incorporation	Primary Business Activities

Havemeyer Equities, Inc.	1977 / New York	Ownership of DSBW Preferred Funding Corp.
Boulevard Funding Corp.	1981 / New York	Currently inactive
Havemeyer Investments, Inc.	1997 / New York	Sale of annuity products
DSBW Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in multi- family residential and commercial real estate loans
DSBW Residential Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in one- to four-family real estate loans
842 Manhattan Avenue Corp.	1995/ New York	Management and ownership of real estate

Personnel

As of December 31, 2003, the Company had 318 full-time employees and 93 part-time employees.  The employees are not represented by a collective bargaining unit, and both the Holding Company and all of its subsidiaries consider their relationships with their employees to be good.

Federal, State and Local Taxation

Federal Taxation

The following is a discussion of material tax matters and does not purport to be a comprehensive description of the tax rules applicable to the Company.

General.  The Bank was last audited by the Internal Revenue Service ("IRS") for its taxable year ended December 31, 1988.  For federal income tax purposes, the Company files consolidated income tax returns on a June 30 fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts, discussed below.

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

The amount of additional taxable income created from a non-dividend distribution is the amount that, when reduced by the amount of the tax attributable to this income, is equal to the amount of the distribution. Thus, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. (See "Regulation - Regulation of Federal Savings Associations - Limitation on Capital Distributions" for limits on the payment of dividends by the Bank). The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

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

The portion of the NYS bad debt reserve in excess of a reserve amount computed pursuant to the Experience Method is subject to recapture upon a non-dividend distribution in a manner similar to the recapture of the federal bad debt reserves for such distributions. In addition, the reserve is subject to recapture in the event that the Bank fails to satisfy a thrift definitional test relating to the composition of its assets or fails to maintain a thrift charter.

The NYS tax rate for the year ended December 31, 2003 was 9.03% of taxable income.  This rate includes a commuter transportation surcharge. In general, the Holding Company is not required to pay NYS tax on dividends and interest received from the Bank.

City of New York.  The Holding Company and the Bank are also both subject to a New York City banking corporation tax of 9% on taxable income allocated to New York City.

New York City generally conforms its tax law to NYS tax law in the determination of taxable income (including the laws relating to bad debt reserves).  However, New York City tax law does not allow a deduction for the carryover of a net operating loss of a banking company.

State of Delaware. As a Delaware holding company not earning income in Delaware, the Holding Company is exempted from Delaware corporate income tax, but is required to file an annual report and pay an annual franchise tax to the State of Delaware.

Regulation

General

The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation ("FDIC"), as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"), which are administered by the FDIC.  The Bank must file reports with the OTS concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS conducts periodic examinations to assess the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association may engage and is intended primarily for the protection of the insurance fund and depositors.  As a publicly-held unitary savings and loan holding company, the Holding Company is required to file certain reports with, and otherwise comply with the rules and regulations of, the SEC under the federal securities laws and of the OTS.

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

The following discussion is intended to be a summary of the material statutes and regulations applicable to savings associations and savings and loan holding companies, and does not purport to be a comprehensive description of all such statutes and regulations.

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

Loans to One Borrower.   Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2003, the Bank's limit on loans to one borrower was $61.5 million.  The Bank's largest aggregate amount of loans to one borrower was $33.5 million and the second largest borrower had an aggregate balance of $22.7 million.

QTL Test.  HOLA requires a savings association to satisfy a QTL test.  A savings association may satisfy the QTL test by maintaining at least 65% of its ''portfolio assets'' in certain ''qualified thrift investments'' during at least nine months of the most recent twelve-month period. ''Portfolio assets'' means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) certain intangibles, including goodwill, credit card relationships and purchased mortgage servicing rights, and (c) the value of property used to conduct the association's business. ''Qualified thrift investments'' include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, small business loans, education loans, and credit card loans.  A savings association may additionally satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Code.  At December 31, 2003, the Bank maintained 82.5% of its portfolio assets in qualified thrift investments. The Bank also satisfied the QTL test in each of the prior 12 months and, therefore, was a QTL.

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

The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") requires that the OTS and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk ("IRR"), concentration of risk and the risks of non-traditional activities.  The OTS regulations do not include a specific IRR component of the risk-based capital requirement.  However, the OTS monitors the IRR of individual institutions through a variety of methods, including an analysis of the change in net portfolio value ("NPV").  NPV is defined as the net present value of the expected future cash flows on an entity's assets and liabilities and, therefore, hypothetically represents the value of an institution's net worth.  The OTS has also used the NPV analysis as part of its evaluation of certain applications or notices submitted by thrift institutions.  In addition, OTS Thrift Bulletin 13a provides guidance on the management of IRR and the responsibility of boards of directors in that area.  The OTS, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent they are not in compliance with certain written guidelines established by the OTS regarding NPV analysis.  The OTS has not imposed any such requirements on the Company.

The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at December 31, 2003:

                                                                           As of December 31, 2003

                                                                                         Minimum Capital

                                                           Actual                        Requirement

	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)
Tangible	$231,096	7.97%	$43,492	1.5%
Leverage Capital	231,096	7.97	115,979	4.0%
Risk-based capital	240,809	15.03	128,144	8.0%

The following is a reconciliation of GAAP capital to regulatory capital for the Bank:

	At December 31, 2003
	Tangible Capital	Leverage Capital	Risk-Based Capital
GAAP capital	$286,620	$286,620	$286,620
Non-allowable assets:
Core deposit intangible	(873)	(873)	(873)
Loan servicing asset	(227)	(227)	(227)
Accumulated other comprehensive income	1,214	1,214	1,214
Goodwill	(55,638)	(55,638)	(55,638)
General valuation allowance	-	-	15,018
Adjustment for recourse provision on loans sold	-	-	(5,305)
Regulatory capital	231,096	231,096	240,809
Minimum capital requirement	43,492	115,979	128,144
Regulatory capital excess	$187,604	$115,117	$112,665

Limitation on Capital Distributions.   OTS regulations currently impose limitations upon capital distributions by savings associations, such as cash dividends, payments to purchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital.

As the subsidiary of a savings and loan holding company, the Bank is required to file a notice with the OTS at least 30 days prior to each capital distribution.  However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year plus the retained net income for the preceding two years, then the Bank must file an application for OTS approval of a proposed capital distribution.  In addition, the OTS can prohibit a proposed capital distribution otherwise permissible under the regulation if it has determined that the association is in need of more than customary supervision or that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to satisfy its minimum capital requirements, as described above  (See ''Regulation - Regulation of Federal Savings Associations - Prompt Corrective Regulatory Action'').

In addition, pursuant to the Federal Deposit Insurance Act ("FDIA"), an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" as defined in the FDIA.

Liquidity.   Pursuant to OTS regulations, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation (See "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," for further discussion).  At December 31, 2003, the Bank's liquid assets approximated 25.8% of total assets.

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

Transactions with Related Parties.   The Bank's authority to engage in transactions with its ''affiliates'' is limited by OTS regulations and Sections 23A and 23B of the Federal Reserve Act (''FRA''). In general, an affiliate of the Bank is any company that controls the Bank or any other company that is controlled by a company that controls the Bank, excluding the Bank's subsidiaries other than those that are insured depository institutions.  A subsidiary of a bank that is not also a depository institution is generally not treated as an affiliate of the bank for purposes of Sections 23A and 23B, however, the Federal Reserve Bank has proposed treating any subsidiary of a bank that is engaged in activities not permissible for bank holding companies under the Bank Holding Company Act ("BHC Act") as an affiliate for purposes of Sections 23A and 23B.  OTS regulations prohibit a savings association from (a) lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies under Section 4(c) of the BHC Act, and (b) purchasing the securities of any affiliate other than a subsidiary. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings association and also limits the aggregate amount of transactions with all affiliates to 20% of the savings association's capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered, or would apply, to nonaffiliated companies.

Effective April 1, 2003, the Federal Reserve Board ("FRB") rescinded its interpretations of Section 23A and 23B of the FRA and replaced them with Regulation W.  Regulation W made various changes to certain interpretations regarding Sections 23A and 23B, including expanding the definition of affiliate and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

The OTS issued a final rule, effective October 6, 2003, which conformed its regulations on transactions with affiliates to Regulation W.  In addition, the rule implemented additional restrictions imposed on savings associations under Section 11 of HOLA, including provisions prohibiting a savings association from advancing a loan to an affiliate that is engaged in non-bank holding company activities and provisions prohibiting a savings association from purchasing or investing in securities issued by an affiliate that is not a subsidiary.  The final rule also includes certain specific exemptions from these prohibitions.  The FRB and the OTS expect each depository institution that was subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W and the final OTS rule.  Implementation of these regulations did not have a material impact upon the financial condition or results of operations of the Company.

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

Prompt Corrective Regulatory Action.   Under the OTS prompt corrective action regulations, the OTS is required to take certain, and authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of five categories based on the association's capital. Generally, a savings association is considered ''well capitalized'' if it maintains all of the following capital ratios:  1) Total capital to risk-based assets of at least 10.0%; 2) Core capital to risk-based assets of at least 6.0%; and 3) Core capital to adjusted total assets of at least 5.0%.  In addition, in order to be considered "well capitalized," the savings association cannot be subject to any order or directive of the OTS to satisfy or maintain specific capital levels.  A savings association is considered ''adequately capitalized'' if it maintains all of the following capital ratios:  1) Total capital to risk-based assets of at least 8.0%; 2) Core capital to risk-based assets of at least 4.0%; and 3) Core capital to adjusted total assets of at least 4.0% (or at least 3.0% if the association receives the highest possible overall rating on its most recent safety and soundness examination by the OTS).  A savings association is considered "undercapitalized" if it maintains any of the following capital ratios:  1) Total capital to total risk-based assets of less than 8.0%; 2) Core capital to risk-based assets of less than 4.0%; or 3) Core capital to adjusted total assets of less than 4.0% (or of less than 3.0% if the association receives the highest possible overall rating on its most recent safety and soundness examination by the OTS).   A savings association is considered "significantly undercapitalized" if it maintains any of the following capital ratios:  1) Total capital to risk-based assets of less than 6.0%; 2) Core capital to risk-based assets of less than 3.0%; or 3) Core capital to adjusted total assets of less than 3.0%.  A savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be ''critically undercapitalized.'' The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements  (See ''Regulation - Regulation of Savings Associations - Capital Requirements'').  As of December 31, 2003, the Bank satisfied all criteria necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action.

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

Insurance of Deposit Accounts.  Savings associations are subject to a risk-based assessment system for determining the amount of deposit insurance premium they will be required to pay.  Under the risk-based assessment system, which began in 1993, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of its most recent quarterly financial report filed with the applicable bank regulatory agency prior to the commencement of the assessment period.  The three capital categories consist of (a) well capitalized, (b) adequately capitalized, or (c) undercapitalized.  The FDIC also assigns an institution to one of three supervisory subcategories within each capital group.  The supervisory subgroup to which an institution is assigned is based upon an evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds.  An institution's assessment rate depends on the capital category and supervisory subcategory to which it is assigned.  Under the regulations, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.  Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern).  The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25% of assessable deposits.  Both the BIF and SAIF currently satisfy the reserve ratio requirement.  If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected.  The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future.

The Deposit Insurance Funds Act of 1996 amended the FDIA to recapitalize the SAIF and expand the assessment base for the payments of Financing Corporation ("FICO") bonds.  FICO bonds were sold by the federal government in order to finance the recapitalization of the SAIF and BIF insurance funds that was necessitated following payments made from the funds to compensate depositors of federally-insured depository institutions that experienced bankruptcy and dissolution during the 1980's and 1990's.  The quarterly adjusted rate of assessment for FICO bonds is 0.0172% for both BIF-and SAIF-insured institutions.

Privacy and Security Protection.  The OTS has adopted regulations implementing the privacy protection provisions of Gramm-Leach.  The regulations require financial institutions to adopt procedures to protect customers and their "non-public personal information."  The regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.  In addition, the Bank is required to provide its customers the ability to "opt-out" of the sharing of their personal information with unaffiliated third parties, if the sharing of such information does not satisfy any of the permitted exceptions.  The Bank's existing privacy protection policy complies with the regulations.  Implementation of the regulations did not have a material impact on the business, financial condition or results of operations of the Company.

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

Internet Banking.  Technological developments are dramatically altering the methods by which most companies, including financial institutions, conduct their business.  The growth of the Internet is prompting banks to reconsider business strategies and adopt alternative distribution and marketing systems.  The federal banking regulatory agencies have conducted seminars and published materials targeted at various aspects of Internet banking and have indicated their intention to re-evaluate their regulations to ensure they encourage bank efficiency and competitiveness consistent with safe and sound banking practices.  The Company cannot assure that federal bank regulatory agencies will not adopt new regulations that will not materially affect or restrict the Bank's Internet operations.

Insurance Activities.  As a federal savings bank, the Bank is generally permitted to engage in certain insurance activities through subsidiaries.  OTS regulations promulgated pursuant to Gramm-Leach prohibit depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity not affiliated with the depository institution.  The regulations additionally require prior disclosure of this prohibition if such products are offered to credit applicants.  Implementation of these regulations did not have a material impact upon the financial condition or results of operations of the Company.

Federal Home Loan Bank System.   The Bank is a member of the FHLBNY, which is one of the twelve regional FHLB's composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. Any Advances from the FHLBNY must be secured by specified types of collateral, and long-term Advances may be obtained only for the purpose of providing funds for residential housing finance.  The Bank, as a member of the FHLBNY, is currently required to acquire and hold shares of capital stock in the FHLBNY in an amount equal to the greater of:  (i) $500; (ii) 1% of the unpaid principal balance of residential mortgage loans and contracts and other mortgage related assets at the beginning of each year; or (iii) 5% of the Bank's aggregate outstanding advances from the FHLBNY.

Pursuant to regulations promulgated by the Federal Housing Finance Board, as required by Gramm-Leach, the FHLBNY has adopted a capital plan that changed the foregoing minimum stock ownership requirements for FHLBNY stock.  Under the new capital plan, each member of the FHLBNY will be required to maintain a minimum investment in FHLBNY capital stock in an amount equal to the sum of (i) the greater of $1,000 or 0.20% of the member's mortgage-related assets, and (ii) 4.50% of the dollar amount of any outstanding Advances under such members Advances, Collateral Pledge and Security Agreement with the FHLBNY.  The FHLBNY, however, has postponed the implementation of the new capital plan, and the new implementation date has not yet been determined.  The Bank is currently in compliance with the requirements of the new capital plan and does not expect its implementation to have a material impact upon its financial condition or results of operations.

Federal Reserve System.   The Bank is subject to provisions of the FRA and FRB regulations pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts).  FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $45.4 million.  Aggregate transaction accounts in excess of $45.4 million are currently subject to a reserve of $1.2 million plus 10%.  FRB regulations currently exempt the initial $6.6 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year.  The Bank is in compliance with the foregoing reserve requirements.

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

FRB members are additionally authorized to borrow from the Federal Reserve ''discount window,'' however, FRB regulations require such institutions to hold reserves in the form of vault cash or deposits with Federal Reserve Banks in order to borrow.

Anti-Money Laundering and Customer Identification.   The Company is subject to OTS regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA PATRIOT Act").  The USA PATRIOT Act provides the federal government with powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act enacts measures intended to encourage information sharing among bank regulatory and law enforcement agencies.  In addition, certain provisions of Title III and the related OTS regulations impose affirmative obligations on a broad range of financial institutions, including banks and thrifts.  Title III imposes the following requirements, among others, with respect to financial institutions:

•

Establishment of anti-money laundering programs.

•

Establishment of procedures for obtaining identifying information from customers opening new accounts, including verifying their identity within a reasonable period of time.

•

Establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering.

•

Prohibition on correspondent accounts for foreign shell banks and compliance with recordkeeping obligations with respect to correspondent accounts of foreign banks.

The OTS adopted interim final rules implementing the USA PATRIOT Act in 2002 and adopted final rules implementing the customer identification requirements on May 9, 2003.  The final rule became effective June 9, 2003, however, financial institutions were permitted until October 1, 2003 to comply with the final rule.  Compliance with the regulations adopted under USA PATRIOT Act did not have a material adverse impact on the financial condition or results of operations of the Company.

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

As a unitary savings and loan holding company, the Holding Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to satisfy the QTL test  (See ''Regulation - Regulation of Federal Savings Associations - QTL Test'' for a discussion of the QTL requirements).  Upon any non-supervisory acquisition by the Holding Company of another savings association or a savings bank that satisfies the QTL test and is deemed to be a savings association by the OTS and that will be held as a separate subsidiary, the Holding Company will become a multiple savings association holding company and will be subject to limitations on the types of business activities in which it may engage. HOLA limits the activities of a multiple savings association holding company and its non-insured association subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the BHC Act, subject to prior approval of the OTS, and to other activities authorized by OTS regulation.

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

Item 3.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than legal actions arising in the ordinary course of business which, in the aggregate, involve amounts which are believed to be material to its financial condition and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for the Holding Company's Common Stock and Related Stockholder Matters

The Holding Company's common stock is traded on the Nasdaq National Market and quoted under the symbol "DCOM."  Prior to June 15, 1998, the Holding Company's common stock was quoted under the symbol "DIME."

The following table indicates the high and low sales price for the Holding Company's common stock and dividends declared during the periods indicated.  The Holding Company's common stock began trading on June 26, 1996, the date of the initial public offering.  All amounts have been adjusted to reflect the Company's 50% stock dividends paid on August 21, 2001 and April 24, 2002.

	Twelve Months Ended December 31, 2003			Twelve Months Ended December 31, 2002
Quarter Ended	Dividends Declared	High Sales Price	Low Sales Price	Dividends Declared	High Sales Price	Low Sales Price
March 31st	$0.14	$23.49	$18.60	$0.10	$21.47	$18.13
June 30th	0.14	26.34	22.28	0.10	26.80	19.60
September 30th	0.17	28.00	23.00	0.12	27.09	20.00
December 31st	0.17	31.90	23.02	0.12	22.87	19.00

On December 31, 2003, the last trading date in the fiscal year, the Holding Company's common stock closed at $30.76. Management estimates that the Holding Company had approximately 3,700 shareholders of record as of March 11, 2004, including persons or entities holding stock in nominee or street name through various brokers and banks. There were 25,410,074 shares of common stock outstanding at December 31, 2003.

On August 21, 2001, the Holding Company paid a 50% common stock dividend to all shareholders of record as of July 31, 2001.  This dividend had the effect of a three-for-two stock split.  On April 24, 2002, the Holding Company paid a 50% common stock dividend to all shareholders of record as of April 1, 2002.  This dividend also had the effect of a three-for-two stock split.

During the year ended December 31, 2003, the Holding Company paid cash dividends totaling $15.8 million, representing $0.62 per outstanding common share.  During the six months ended December 31, 2002, the Holding Company paid cash dividends totaling $6.2 million, representing $0.24 per outstanding common share.  During the year ended June 30, 2002, the Holding Company paid cash dividends totaling $9.9 million, which represented $0.38 per outstanding common share as adjusted for the stock splits effective August 21, 2001 and April 24, 2002.  During the year ended June 30, 2001, the Holding Company paid cash dividends totaling $8.7 million, which represented $0.34 per outstanding common share.

On January 22, 2004, the Board of Directors declared a cash dividend of $0.20 per common share to all shareholders of record as of January 30, 2004.  This dividend was paid on February 5, 2004.

On February 19, 2004, the Board of Directors declared a 50% stock dividend having the effect of a 3-for-2 stock split to all shareholders of record as of March 1, 2004.  This dividend will be paid on March 16, 2004.

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

Item 6.  Selected Financial Data

Financial Highlights

(Dollars in Thousands, except per share data)

The consolidated financial and other data of the Company as of and for the years ended December 31, 2003, June 30, 2002, June 30, 2001, June 30, 2000, and June 30, 1999,and the six months ended December 31, 2002 set forth below is derived in part from, and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto.  The consolidated financial and other data for the year ended December 31, 2002 and the six months ended December 31, 2001 are unaudited.  Amounts as of and for the six months ended December 31, 2002 and the years ended June 30, 2002, 2001, 2000 and 1999 have been reclassified to conform to the December 31, 2003 presentation.

	At or for the Twelve Months Ended December 31,	At or for the Twelve Months Ended December 31,	At or for the Six Months Ended December 31,	At or for the Six Months Ended December 31,	At or for the Twelve Months Ended June 30,
	2003	2002	2002	2001	2002	2001	2000	1999
Selected Financial Condition Data:
Total assets	$2,971,661	$2,946,374	$2,946,374	$2,779,882	$2,810,132	$2,721,744	$2,502,139	$2,247,615
Loans, net (1)	2,177,622	2,154,619	2,154,619	2,040,070	2,104,884	1,944,902	1,706,515	1,368,260
Mortgage-backed securities	462,737	362,952	362,952	364,375	291,488	438,447	442,690	525,667
Investment securities (2)	64,517	140,279	140,279	137,614	173,818	139,523	181,033	206,611
Federal funds sold and other short-term investments	95,286	114,291	114,291	73,279	76,474	36,619	9,449	11,011
Goodwill	55,638	55,638	55,638	55,638	55,638	55,638	60,254	64,871
Deposits	2,041,678	1,927,175	1,927,175	1,595,362	1,780,034	1,428,432	1,219,148	1,238,933
Borrowings	571,675	675,541	675,541	872,547	697,717	995,288	1,014,027	731,660
Stockholders' equity	283,919	265,737	265,737	243,917	249,741	227,116	207,169	211,695
Tangible Stockholders' equity	228,026	206,325	206,325	180,954	189,827	164,513	149,464	145,562
Selected Operating Data:
Interest income	$169,115	$181,914	$90,469	$93,136	$184,581	$181,648	$165,623	$135,390
Interest expense on deposits and borrowings	71,063	91,790	43,278	53,732	102,244	114,043	98,820	77,219
Net interest income	98,052	90,124	47,191	39,404	82,337	67,605	66,803	58,171
Provision for losses	288	240	120	120	240	740	240	240
Net interest income after provision for loan losses	97,764	89,884	47,071	39,284	82,097	66,865	66,563	57,931
Non-interest income	25,122	19,999	10,765	5,603	14,837	9,292	5,043	6,438
Non-interest expense	40,809	38,696	20,368	17,103	35,431	35,096	34,015	30,493
Income before income tax	82,077	71,187	37,468	27,784	61,503	41,061	37,591	33,876
Income tax expense	30,801	26,565	14,008	10,269	22,826	15,821	15,217	14,015
Net income	$51,276	$44,622	$23,460	$17,515	$38,677	$25,240	$22,374	$19,861

(1)

Loans, net represents gross loans (including loans held for sale) less net deferred loan fees and allowance for loan losses.

(2)

Amount includes investment in FHLBNY capital stock.

- # -

- # -

- # -

	At or for the Twelve Months Ended December 31,	At or for the Twelve Months Ended December 31,	At or for the Six Months Ended December 31,	At or for the Six Months Ended December 31	At or for the Year Ended June 30,
	2003	2002	2002	2001	2002	2001	2000	1999
		(Dollars in Thousands)
SELECTED FINANCIAL RATIOS AND OTHER DATA (3):
Return on average assets	1.67%	1.57%	1.62%	1.27%	1.40%	0.97%	0.93%	1.02%
Return on average stockholders' equity	18.76	17.65	18.17	14.97	16.07	11.67	10.65	10.34
Stockholders' equity to total assets at end of period	9.55	9.02	9.02	8.77	8.89	8.34	8.28	9.42
Tangible equity to tangible assets at end of period	7.82	7.15	7.15	6.66	6.90	6.19	6.11	6.67
Loans to deposits at end of period	107.39	112.60	112.60	128.85	119.11	137.24	141.18	111.66
Loans to interest-earning assets at end of period	77.89	77.85	77.85	78.13	79.65	76.13	73.10	65.05
Net interest spread (4)	3.08	2.93	3.07	2.61	2.70	2.32	2.48	2.61
Net interest margin (5)	3.36	3.33	3.41	3.01	3.12	2.76	2.91	3.11
Average interest-earning assets to average interest-bearing liabilities	111.60	111.64	111.88	110.58	110.99	109.33	110.04	112.33
Non-interest expense to average assets	1.33	1.36	1.40	1.24	1.28	1.35	1.41	1.57
Core non-interest expense to average assets (6)	1.30	1.28	1.37	1.21	1.25	1.14	1.24	1.37
Efficiency ratio (7)	33.05	36.49	36.41	38.09	37.29	46.25	46.33	47.84
Core efficiency ratio (6) (7)	32.38	34.44	35.67	37.17	36.42	39.08	40.77	41.96
Effective tax rate	37.53	37.32	37.39	36.96	37.11	38.53	40.48	41.37
Dividend payout ratio	30.10	25.00	25.81	27.14	24.61	33.63	34.74	30.36
Per Share Data:
Diluted earnings per share	$2.06	$1.76	$0.93	$0.70	$1.54	$1.00	$0.84	$0.75
Cash dividends paid per share	0.62	0.44	0.24	0.19	0.38	0.34	0.29	0.23
Book value per share	11.17	10.36	10.36	9.46	9.68	8.91	7.89	7.36
Tangible book value per share	8.97	8.04	8.04	7.01	7.35	6.45	5.69	5.06
Asset Quality Ratios and Other Data:
Net charge-offs	$29	$274	$32	$87	$329	$66	$536	$201
Total non-performing loans	525	2,116	2,116	1,899	2,123	3,058	4,421	3,001
Other real estate owned, net	-	134	134	179	114	370	381	866
Non-performing loans to total loans	0.02%	0.10%	0.10%	0.09%	0.10%	0.16%	0.26%	0.22%
Non-performing loans and real estate owned to total assets	0.02	0.08	0.08	0.07	0.08	0.13	0.19	0.17
Allowance for Loan Losses to:
Non-performing loans	2,860.57%	730.53%	730.53%	815.80%	723.98%	505.53%	334.43%	502.53%
Total loans (8)	0.68	0.71	0.71	0.75	0.72	0.79	0.86	1.09
Regulatory Capital Ratios: (Bank only)
Tangible capital	7.97%	7.19%	7.19%	6.69%	6.91%	6.10%	5.76%	5.83%
Core capital	7.97	7.19	7.19	6.69	6.91	6.10	5.76	5.83
Risk-based capital	15.03	13.17	13.17	13.17	12.94	12.57	11.62	11.45
Earnings to Fixed Charges Ratios (9):
Including interest on deposits	2.15x	1.78x	1.87x	1.52x	1.60x	1.36x	1.38x	1.44x
Excluding interest on deposits	3.50	2.49	2.73	2.02	2.16	1.64	1.70	2.03
Full Service Branches	20	20	20	18	20	18	18	19

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

- # -

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Holding Company’s primary business is the operation of the Bank.  The Company’s consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings.  The Bank additionally generates non-interest income such as service charges and other fees and income associated with the Bank’s purchase of Bank Owned Life Insurance (“BOLI”).  Non-interest expenses primarily consist of employee compensation and benefits, federal deposit insurance premiums, data processing fees, marketing expenses and other operating expenses.  The Company’s consolidated results of operations are also significantly affected by general economic and competitive conditions (particularly fluctuations in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

The Bank’s primary strategy is to increase its household and deposit market shares in the communities that it serves, either through direct marketing, acquisitions or purchases of deposits.  The Bank also seeks to increase its product and service utilization for each individual depositor.  In addition, the Bank’s primary strategy includes the origination of, and investment in, mortgage loans, with an emphasis on multi-family residential loans secured by mixed use properties that are classified as either multi-family residential or commercial real estate loans based upon the income characteristics of the underlying collateral property.  Multi-family residential lending is a significant business of the Bank, reflecting the fact that much of the housing in its primary lending area is multi-family.  Recently we have had success in increasing our portfolio of loans secured by mixed-use properties that are classified as commercial real estate loans, typified by commercial units on ground level and residential apartment units on upper floors.

We believe that multi-family residential and commercial real estate loans provide advantages as investment assets.  Initially, they offer a higher yield than one-to four-family loans or investment securities of comparable maturities or terms to repricing.  Origination and processing costs for the Bank’s multi-family residential and commercial real estate loans are lower per thousand dollars of originations than comparable one-to four-family loan costs.  In addition, the Bank’s market area generally has provided a stable flow of new and refinanced multi-family residential and commercial real estate loan originations.  In order to address the higher credit risk associated with multi-family residential and commercial real estate lending, the Bank has developed underwriting standards that it believes are reliable in order to maintain consistent credit quality for its loans.

The Bank also strives to provide a stable source of liquidity and earnings through the purchase of investment grade securities; seeks to maintain the asset quality of its loans and other investments; and uses appropriate portfolio and asset/liability management techniques in an effort to manage the effects of interest rate volatility on its profitability and capital.  In 2003, we experienced modest growth in assets, primarily in MBS available for sale and commercial real estate loans secured by mixed-use properties.  Increases in real estate loan origination levels were driven by the continuation of the low interest rate environment during 2003.  This environment also resulted in an increase in principal repayments on loans and MBS resulting from increased customer refinance activities.  Deposits grew in 2003 due to the success of various sales and marketing activities during the period, primarily for money market accounts, while we continued to manage our cost of funds by prepaying higher cost REPOS.

During 2003 we experienced an increase in net interest income attributable to a decline in the average cost of interest-bearing liabilities as a result of a shift in the composition of interest-bearing liabilities away from higher cost borrowings towards lower cost CDs, money market and other deposit accounts, and a decline in the average cost of borrowed funds due to general declines in interest rates during the period.  The decline in interest rates, particularly long-term rates between October 2002 and June 2003, also reduced the average yield on real estate loans and MBS as these assets repriced in the lower rate environment that prevailed throughout the year.  The Bank’s general policy has been to emphasize growth in real estate loans as its primary interest-earning asset, and de-emphasize its investment and MBS portfolios while loan origination demand is strong.  However, as part of a specific investment strategy to achieve a desirable balance of yield and liquidity on short-term investments in the prevailing interest rate environment, the Bank purchased MBS during 2003 resulting in an increase in the average balance of the portfolio which helped to partially offset the impact of the lower yields in the prevailing environment.  We also benefited from increased prepayment fee income, as a result of prepayments related to the low interest rate environment.

We have positioned ourselves for a potential turn in interest rates by not fully deploying our strong capital position in the historically low interest rate environment of 2003.  We would expect a controlled deployment of our capital should interest rates rise steadily, though we could experience some pressure on our net interest income should rates rise rapidly.

- # -

Overview

Dime Community Bancshares, Inc. (the "Holding Company," and together with its direct and indirect subsidiaries, the "Company") is a Delaware corporation and parent company of the Bank, a federally-chartered stock savings bank.  The Holding Company's primary business is the operation of the Bank.

The Bank's principal business has been, and continues to be, gathering deposits from customers within its market area, and investing those deposits primarily in multi-family residential mortgage loans, commercial real estate loans, one- to four-family residential mortgage loans, construction loans, consumer loans, mortgage-backed securities ("MBS"), obligations of the U.S. Government and Government Sponsored Entities ("GSEs"), and corporate debt and equity securities. The Bank's revenues are derived principally from interest on its loan and securities portfolios. The Bank's primary sources of funds are deposits; loan amortization, prepayments and maturities; MBS amortization, prepayments and maturities; investment securities maturities; advances ("Advances") from the Federal Home Loan Bank of New York ("FHLBNY"); securities sold under agreement to repurchase ("REPOS"); and, the sale of real estate loans to the secondary market.

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

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2003 contains a summary of the significant accounting policies adopted by the Company. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policies with respect to the methodologies it uses to determine the allowance for loan losses, the valuation of mortgage servicing rights and asset impairment judgments (including the valuation of goodwill and intangible assets and other than temporary declines in the value of securities), and loan income recognition are the Company’s most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations and involve a high degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the Company's results of operations or financial condition.

The following is a description of the Company's critical accounting policies and an explanation of the methods and assumptions underlying their application. These critical policies and their application are reviewed periodically and at least annually with the Audit Committee of the Company's Board of Directors.

Allowance for Loan Losses.

The loan loss reserve methodology consists of several key components, including a review of the two elements of the Bank's loan portfolio, classified loans (i.e. non-performing loans, troubled-debt restructuring and impaired loans under Amended SFAS 114) and performing loans.  At December 31, 2003, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio.

Performing loans are reviewed at least quarterly based upon the premise that there are losses inherent within the loan portfolio that have not been identified as of the balance sheet date.  As a result, the Bank calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage and applying it to its performing loans.  In deriving the expected loan loss percentage, the Bank considers the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multi-family residential, commercial real estate, cooperative apartment or consumer); the underwriting history of the loan (i.e., whether it was underwritten by the Bank or a predecessor institution acquired subsequently by the Bank and, therefore, originally subjected to different underwriting criteria); both the current condition and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data in order to derive the expected loan loss percentages); the level of and trend in non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by real estate properties located in the New York City metropolitan area) or specific industry conditions within the portfolio segments.  Since these criteria effect the expected loan loss percentages that are applied to performing loans, changes in any one or more of these criteria will effect the amount of the allowance and the provision for loan losses.  The Bank applied the process of determining the allowance for loan losses consistently throughout the year ended December 31, 2003, the six months ended December 31, 2002 and the twelve months ended June 30, 2002 and 2001.

Loans classified as Special Mention, Substandard or Doubtful are reviewed individually on a quarterly basis by the Loan Loss Reserve Committee to determine if specific reserves are appropriate.  Under the guidance established by Amended SFAS 114, loans determined to be impaired are evaluated in order to establish whether the estimated value of the underlying collateral determined from independent appraisals is sufficient to satisfy the existing debt.  For each loan that the Bank determines to be impaired, impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimate of its fair value.  A specific reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses.  Generally, the Bank considers non-performing and troubled-debt restructured multi-family residential and commercial real estate loans, along with non-performing one- to four-family loans exceeding $333,700, to be impaired. Non-performing one-to four-family loans of $333,700 or less are considered homogeneous loan pools and are not required to be evaluated for impairment.

There were no impaired loans at December 31, 2003.  The recorded investment in loans deemed impaired was approximately $690,000, consisting of one loan, at December 31, 2002.  The average total balance of impaired loans was approximately $314,000 during the year ended December 31, 2003, $684,000 during the six months ended December 31, 2002, and $3.2 million and $3.7 million during the years ended June 30, 2002 and 2001, respectively. The decrease in both the current and average balance of impaired loans resulted primarily from the repayment in June 2002 of an impaired $2.9 million troubled-debt restructured loan.  At both December 31, 2003 and 2002, there were no reserves allocated within the allowance for loan losses for impaired loans.

If approved by the Board of Directors, the Bank will additionally increase its valuation allowance in an amount recommended by the Loan Loss Reserve Committee to appropriately reflect the anticipated loss from any other loss classification category.  Typically, the Bank's policy is to charge-off immediately all balances classified ''Loss'' and all charge-offs are recorded as a reduction of the allowance for loan losses.  The Bank applied this process consistently throughout the year ended December 31, 2003, the six months ended December 31, 2002 and the twelve months ended June 30, 2002 and 2001.

The Loan Loss Reserve Committee's determination of the estimated fair value of the underlying collateral is subject to assumptions and judgments made by the committee.  A specific valuation allowance could differ materially as a result of changes in these assumptions and judgments.

Although management believes that the Bank maintains its allowance for loan losses at appropriate levels, subsequent adjustments may be necessary if economic or other conditions in the future differ from the current operating environment.  Although the Bank utilizes the most reliable information available, the level of the allowance for loan losses remains an estimate subject to significant judgment and short-term change.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, its valuation of OREO, and the level of loans both in, and pending, foreclosure. Based on their judgments about information available to them at the time of their examination, the regulators may require the Bank to recognize adjustments to the allowance.

These evaluations are inherently subjective because, even though they are based upon objective data, it is management's interpretation of that data that determines the amount of the appropriate allowance.  Therefore, the Company periodically reviews the actual performance and charge-off of its portfolio and compares that to the previously determined allowance coverage percentages.  In doing so, the Company evaluates the impact that the previously mentioned variables may have on the portfolio to determine which changes, if any, should be made to the assumptions and analyses.

As indicated above, actual results could differ from the Company's estimates as a result of changes in economic or market conditions.  Changes in estimates could result in a material change in the allowance for loan losses.  While the Company believes that the allowance for loan losses has been established and maintained at levels adequate to reflect the risks inherent in its loan portfolio, future increases may be necessary if the economic or market conditions decline substantially from the conditions that existed at the time of the initial determination.

Valuation of Mortgage Servicing Rights ("MSR").  The estimated origination and servicing cost of mortgage loans sold in which servicing rights are retained, is allocated between the loans and the servicing rights based on their estimated fair values at the time of loan sale. Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, net servicing income. The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that the Company believes market participants would use for similar assets. Capitalized loan servicing assets are stratified based on predominant risk characteristics of the underlying loans for the purpose of evaluating impairment. A valuation allowance is then established in the event the recorded value of an individual stratum exceeds fair value.  All estimates and assumptions utilized in the valuation of the mortgage servicing rights are derived based upon actual historical results for either the Bank or its industry peers.

The fair value of the MSR is sensitive to changes in assumptions.  Fluctuations in prepayment speed assumptions have the most significant impact on the fair value of the MSR.  In the event that loan prepayment activities increase due to increased loan refinancing, the fair value of the MSR would likely decline.  In the event that loan prepayment activities decrease due to a decline in loan refinancing, the fair value of the MSR would likely increase.  Any measurement of the MSR is limited by the existing conditions and assumptions utilized at a particular point in time, and would not necessarily be appropriate if they were applied at a different point in time.

Asset Impairment Adjustments (Including valuation of goodwill and intangible assets and other than temporary declines in value of securities).  Certain of the Company’s assets are carried in its consolidated statements of financial condition at fair value or at the lower of cost or fair value. Valuation allowances are established when necessary to recognize impairment of such assets. Management  of the Company periodically performs analyses to test for impairment of these assets. In addition to these impairment analyses related to loans and MSR discussed above, two other significant impairment analyses relate to the value of goodwill and other than temporary declines in the value of the Company's securities.

Goodwill is accounted for in accordance with SFAS 142, "Goodwill and Other Intangible Assets," which was adopted on July 1, 2001.  SFAS 142 eliminated amortization of goodwill and instead requires that an annual impairment test be performed annually at the reporting unit level.  As of the date of adoption of SFAS 142, and as of December 31, 2003, the Company had goodwill totaling $55.6 million.  Prior to adoption of SFAS 142, annual goodwill amortization expense totaled $4.6 million.

For purposes of its goodwill impairment testing, the Company identified a single reporting unit.  The impairment test is therefore performed on a consolidated basis and compares the Company's market capitalization (reporting unit fair value) to its outstanding equity (reporting unit carrying value).  In accordance with the recommended provisions of SFAS 142, the Company utilizes its closing stock price as reported on the Nasdaq National Market on the date of the impairment test in order to compute market capitalization.  The Company has designated the last day of its fiscal year as the annual date for impairment testing. The Company performed its annual impairment test as of December 31, 2003 and concluded that no potential impairment of goodwill existed since the fair value of the Company's reporting unit exceeded its carrying value.  No events have occurred, nor circumstances changed subsequent to December 31, 2003, that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or changes in circumstances would require an immediate impairment test to be performed in accordance with SFAS 142.  Differences in the identification of reporting units and the use of valuation techniques can result in materially different evaluations of impairment.

Debt and equity securities that have readily determinable fair values are carried at fair value unless they are held to maturity. Estimated fair values for securities are based on published or securities dealers' market values.  Debt securities are classified as held to maturity and carried at amortized cost only if the Company has a positive intent and ability to hold these securities to maturity.  If not classified as held to maturity, such securities are classified as securities available for sale or as trading securities. Unrealized holding gains or losses on securities available for sale are excluded from net income and reported net of income taxes as other comprehensive income.  The Company conducts a periodic review and evaluation of its securities portfolio to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary. If such decline is deemed other than temporary, the carrying amount of the security is adjusted through a valuation allowance.  For the periods ended December 31, 2003, December 31, 2002, June 30, 2002 and June 30, 2001, there were no other-than temporary impairments in the securities portfolio.

Loan Income Recognition.  Interest income on loans is recorded using the level yield method.  Under this method, discount accretion and premium amortization are included in interest income.  Loan origination fees and certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual loan terms.  Accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes 90 days past due as to principal or interest.  When interest accruals are discontinued, any interest accrued to income in the current year is reversed. Payments on nonaccrual loans are generally applied to principal.  Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to cover the principal balance and accrued interest.  Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions.

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

Deposits increased $114.5 million during the year ended December 31, 2003, $147.1 million during the six months ended December 31, 2002, $351.6 million during the year ended June 30, 2002, and $209.3 million during the year ended June 30, 2001.  The increase in deposits during each of these periods reflected increased marketing efforts that helped generate additional deposit balances in CDs and core deposit accounts.  The increase was also partially attributable to a consumer trend to move monies out of the equity markets and into deposit accounts during the period.  During the six months ended December 31, 2002, a successful campaign that attracted longer-term CDs resulted in growth in CDs of $82.1 million.  Otherwise, money market accounts realized the greatest growth during these periods, increasing $128.6 million during the year ended December 31, 2003, $60.4 million during the six months ended December 31, 2002, $260.2 million during the year ended June 30, 2002, and $150.1 million during the year ended June 30, 2001.  The additional level of deposit growth during the year ended June 30, 2002 reflected an extension of the successful promotional deposit activities engaged in during the twelve months ended June 30, 2001, particularly money market deposit promotions.  In addition, the twelve months ended June 30, 2002 saw the establishment of two de novo branch offices, which gathered approximately $49.2 million in deposits as of June 30, 2002.  CDs scheduled to mature in one year or less from December 31, 2003 totaled $552.9 million.  Based upon the Bank's current pricing strategy and deposit retention experience, management believes that the Bank will retain a significant portion of such deposits.

During the year ended December 31, 2003, principal repayments on real estate loans totaled $972.6 million and principal repayments on MBS totaled $364.2 million.  During the year ended December 31, 2002, principal repayments on real estate loans totaled $520.0 million and principal repayments on MBS totaled $249.3 million.  The increase in principal repayments on loans and MBS resulted from added customer refinance activities associated with the continued level of low, long-term interest rates during the period January 1, 2002 through December 31, 2003, as well as a decline in long-term interest rates during the period October 2002 through June 2003.  Maturities and calls of investment securities totaled $67.9 million during the year ended December 31, 2003 and $58.1 million during the year ended December 31, 2002.  During the period January 1, 2002 through December 31, 2003, the Company and Bank experienced an increased level of call activity on their investment securities due to the reduction in market interest rates.  Increases in long-term rates during the second half of 2003 did not significantly impact the level of prepayments or origination levels that previously existed during 2003.

The Bank implemented a program in December 2002 to originate and sell multi-family residential mortgage loans in the secondary market to FNMA while retaining servicing. The Bank underwrites these loans using its customary underwriting standards, funds the loans, and sells them to FNMA at agreed upon pricing.  Typically, the Bank seeks to sell loans with terms to maturity or repricing in excess of five years from the origination date.  During the years ended December 31, 2003 and 2002, respectively, the Bank sold $89.8 million and $73.4 million of loans pursuant to this program.  Under the terms of the sales program, the Bank retains a portion of the associated credit risk.  Once established, such amount would continue to increase as long as the Bank continues to sell loans under this program to FNMA. The Bank retains this level of exposure until the portfolio of loans are paid in entirety or the Bank funds claims by FNMA for the maximum loss exposure.

During the years ended December 31, 2003 and 2002, REPOS declined $82.9 million and $179.5 million, respectively on a net basis and FHLBNY Advances declined $21.0 million and $17.5 million on a net basis.  During the years ended December 31, 2003 and 2002, management elected to prepay $82.0 million and $297.0 million of short- and medium-term REPOS and FHLBNY Advances.  During the year ended December 31, 2002, a portion of these prepaid borrowings were replaced with longer term FHLBNY Advances possessing a lower average interest cost.  During the year ended December 31, 2003, none of the prepaid borrowings were replaced.  As of December 31, 2003, there were $174.5 million in borrowings due to mature or reprice within one year, the majority of which are obligations of the Bank.

The Bank's primary uses of liquidity and capital resources are the origination of real estate loans and the purchase of mortgage-backed and other securities.  During the years ended December 31, 2003 and 2002, real estate loan originations totaled $1.10 billion and $713.0 million, respectively.  A continued level of low, long-term interest rates during the period January 2003 through December 2003 contributed to an increase in origination activity during the year ended December 31, 2003.  Purchases of investment securities and MBS, which were $328.6 million during the year ended December 31, 2002, totaled $531.3 million for the year ended December 31, 2003.  The increase in purchase activity during the year ended December 31, 2003 reflected both the replacement of MBS amortization during the period and the acquisition of a greater volume of short-term and medium-term securities that will likely be re-invested in real estate loans in the event that long-term interest rates rise.

During the year ended December 31, 2003, the Holding Company purchased 1,075,000 shares of its common stock into treasury.  All shares were recorded at their respective acquisition cost, which totaled $26.8 million during the year ended December 31, 2003.  As of December 31, 2003, up to 1,026,757 shares remained available for purchase under authorized share purchase programs.  Based upon the closing price of its common stock of $30.76 per share as of December 31, 2003, the Holding Company would utilize $31.6 million in funds in order to purchase all of these remaining authorized shares.  For the Holding Company to complete these share purchases, it will likely require dividend distributions from the Bank.

The levels of the Bank's short-term liquid assets are dependent on its operating, financing and investing activities during any given period.  The Bank monitors its liquidity position on a daily basis.  During the year ended December 31, 2003, the Bank experienced increased liquidity resulting from deposit growth, as well as higher levels of real estate loan and MBS prepayments and the sale of loans to FNMA.  As of December 31, 2003, a portion of these funds had not been used to fund loan originations or other investment activities.  Temporary excess liquidity is invested in overnight federal funds sales and various money market investments.

In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through use of its borrowing line at the FHLBNY.  At December 31, 2003, the Bank had an additional potential borrowing capacity of $372.2 million available should it purchase the minimum required level of FHLBNY common stock of 1/20th of its outstanding FHLBNY borrowings.

The Bank is subject to minimum regulatory capital requirements imposed by the OTS, which requirements are, as a general matter, based on the amount and composition of an institution's assets. At December 31, 2003, the Bank was in compliance with all applicable regulatory capital requirements.  In addition, at December 31, 2003, the Bank was considered "well-capitalized" for all regulatory purposes (See "Item 1 – Business – Regulation – Regulation of Federal Savings Associations – Capital Requirements").

The Company's ratio of stockholders' equity to total assets was 9.55% and 9.02%, respectively, ay December 31, 2003 and 2002.

- # -

Contractual Obligations

The Bank has outstanding at any time, a significant number of borrowings in the form of FHLBNY Advances or Repos.  The Holding Company also has an outstanding non-callable subordinated note payable of $25.0 million due to mature in 2010.

The Bank is obligated under leases for certain rental payments due on its branches and equipment.  A summary of borrowings and lease obligations at December 31, 2003 is as follows:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at December 31, 2003
(Dollars in Thousands)
Borrowings (including subordinated note payable)	$174,467	$125,000	$58,708	$213,500	$571,675
Operating lease obligations	$897	$1,737	$1,545	$3,166	$7,345

Off Balance Sheet Arrangements

The Bank has outstanding commitments to extend credit to third parties, which are subject to strict credit control assessments.  Since many of these loan commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at December 31, 2003
(Dollars in Thousands)
Credit Commitments:
Available lines of credit	$28,342	$-	$-	$-	$28,342
Other loan commitments	94,500	-	-	-	94,500
Total Credit Commitments	$122,842	$-	$-	$-	$122,842

Analysis of Net Interest Income

The Company's profitability, like that of most financial institutions, is dependent to a significant extent upon net interest income, which is the difference between interest income on interest-earnings assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits or borrowings.  Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned or paid on them.  The following tables set forth certain information relating to the Company's consolidated statements of operations for the years ended December 31, 2003 and the unaudited year ended December 31, 2002 , the six months ended December 31, 2002 and the unaudited six months ended December 31, 2001, and the years ended June 30, 2002 and 2001, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods indicated. Average balances are derived from daily balances. The yields and costs include fees that are considered adjustments to yields.  All significant changes in average balances and income or expense are discussed in the comparison of operating results commencing on page 48.

- # -

	For the Year Ended December 31,			For the Year Ended December 31,
		2003			2002
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)
Assets:
Interest-earning assets:
Real estate loans (1)	$2,189,747	$145,704	6.65%	$2,124,952	$156,422	7.36%
Other loans	3,609	273	7.56	3,345	273	8.16
Investment securities (2)	61,352	2,361	3.85	118,316	4,909	4.15
Mortgage-backed securities	511,848	17,984	3.51	332,932	16,795	5.04
Other	148,908	2,793	1.88	128,820	3,515	2.73
Total interest-earning assets	2,915,464	$169,115	5.80%	2,708,365	$181,914	6.72%
Non-interest earning assets	148,747			139,042
Total assets	$3,064,211			$2,847,407

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW, Super Now accounts	$33,055	$344	1.04%	$29,767	$356	1.20%
Money Market accounts	682,277	10,740	1.57	535,820	11,841	2.21
Savings accounts	368,451	2,405	0.65	364,390	4,260	1.17
Certificates of deposit	872,568	24,732	2.83	759,976	27,678	3.64
Borrowed Funds	656,187	32,842	5.00	735,972	47,655	6.48
Total interest-bearing liabilities	2,612,538	$71,063	2.72%	2,425,925	$91,790	3.78%
Checking accounts	89,389			79,392
Other non-interest-bearing liabilities	89,029			89,293
Total liabilities	2,790,956			2,594,610
Stockholders' equity	273,255			252,797
Total liabilities and stockholders' equity	$3,064,211			$2,847,407
Net interest income/ interest margin(3)		$98,052	3.36%		$90,124	3.33%
Net interest spread (4)			3.08%			2.93%
Net interest-earning assets	$302,926			$282,440
Ratio of interest-earning assets to interest-bearing liabilities			111.60%			111.64%

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

- # -

	For the Six Months Ended December 31,
		2002			2001
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)
Assets:
Interest-earning assets:
Real Estate Loans (1)	$2,166,062	$78,275	7.23%	$1,995,364	$75,823	7.60%
Other loans	3,380	141	8.34	3,330	179	10.75
Investment securities (2)	124,456	2,455	3.95	103,405	2,773	5.36
Mortgage-backed securities	344,656	7,895	4.58	407,056	12,149	5.97
Other	126,160	1,703	2.70	108,612	2,212	4.07
Total interest-earning assets	2,764,714	$90,469	6.54%	2,617,767	$93,136	7.12%
Non-interest earning assets	138,461			130,866
Total assets	$2,903,175			$2,748,633

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW, Super Now accounts	$31,085	$189	1.21%	$26,606	$157	1.17%
Money Market accounts	584,743	6,016	2.04	369,822	6,637	3.56
Savings accounts	366,260	1,843	1.00	349,993	3,236	1.83
Certificates of deposit	794,116	13,583	3.39	698,136	16,474	4.68
Borrowed Funds	694,973	21,647	6.18	922,705	27,228	5.85
Total interest-bearing liabilities	2,471,177	$43,278	3.47%	2,367,262	$53,732	4.50%
Checking accounts	82,783			69,333
Other non-interest-bearing liabilities	90,979			78,014
Total liabilities	2,644,939			2,514,609
Stockholders' equity	258,236			234,024
Total liabilities and stockholders' equity	$2,903,175			$2,748,633
Net interest income/ interest margin(3)		$47,191	3.41%		$39,404	3.01%
Net interest spread (4)			3.07%			2.61%
Net interest-earning assets	$293,537			$250,505
Ratio of interest-earning assets to interest-bearing liabilities			111.88%			110.58%

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

- # -

                                                                                                                         For the Year Ended June 30,

		2002			2001
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
(Dollars in Thousands)
Assets:
Interest-earning assets
Real estate loans (1)	$2,039,603	$153,970	7.55%	$1,815,672	$140,077	7.71%
Other loans	3,320	311	9.37	3,664	338	9.22
Investment securities (2)	110,808	5,227	4.72	123,952	7,770	6.27
Mortgage-backed securities	364,131	21,049	5.78	435,136	28,881	6.64
Other	117,029	4,024	3.44	72,510	4,582	6.32
Total interest- earning assets	2,634,891	$184,581	7.01%	2,450,934	$181,648	7.41%
Non-interest-earning assets	135,245			144,825
Total assets	$2,770,136			$2,595,759

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW and Super NOW accounts	$27,528	$325	1.18%	$25,871	$306	1.18%
Money market accounts	428,360	12,462	2.91	192,692	8,338	4.33
Savings accounts	356,256	5,653	1.59	360,691	7,321	2.03
Certificates of deposit	711,986	30,568	4.29	646,377	34,375	5.32
Borrowed funds	849,837	53,236	6.26	1,016,071	63,703	6.27
Total interest-bearing liabilities	2,373,967	$102,244	4.31%	2,241,702	$114,043	5.09%
Checking accounts	72,667			60,888
Other non-interest- bearing liabilities	82,811			76,922
Total liabilities	2,529,445			2,379,512
Stockholders' equity	240,691			216,247
Total liabilities and stockholders' equity	$2,770,136			$2,595,759
Net interest income/ interest margin (3)		$82,337	3.12%		$67,605	2.76%
Net interest spread (4)			2.70			2.32
Net interest-earning assets	$260,924			$209,232
Ratio of interest-earning assets to interest-bearing liabilities			110.99%			109.33%

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

- # -

				Six Months Ended
				December 31, 2002
				Compared to
	Year Ended December 31, 2003			Six Months Ended
	Compared to			December 31, 2001
	Year Ended December 31, 2002			Increase/ (Decrease)
	Increase/ (Decrease) Due to			Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars In Thousands)
Interest-earning assets:
Real Estate Loans	$4,570	$(15,288)	$(10,718)	$6,315	$(3,863)	$2,452
Other loans	21	(21)	-	3	(41)	(38)
Investment securities	(2,278)	(270)	(2,548)	487	(805)	(318)
Mortgage-backed securities	7,655	(6,466)	1,189	(1,644)	(2,610)	(4,254)
Other	461	(1,183)	(722)	296	(805)	(509)
Total	$10,429	$(23,228)	$(12,799)	$5,457	$(8,124)	$(2,667)
Interest-bearing liabilities:
NOW and Super Now accounts	$38	$(50)	$(12)	$26	$6	$32
Money market accounts	2,783	(3,884)	(1,101)	3,035	(3,656)	(621)
Savings accounts	44	(1,899)	(1,855)	111	(1,504)	(1,393)
Certificates of deposit	3,656	(6,602)	(2,946)	1,957	(4,848)	(2,891)
Borrowed funds	(4,544)	(10,269)	(14,813)	(6,918)	1,337	(5,581)
Total	1,977	(22,704)	(20,727)	(1,789)	(8,665)	(10,454)
Net change in net interest income	$8,452	$(524)	$7,928	$7,246	$541	$7,787

	Year Ended June 30, 2002 Compared to Year Ended June 30, 2001 Increase/ (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets:
Real estate loans	$17,037	$(3,144)	$13,893
Other loans	(32)	5	(27)
Investment securities	(723)	(1,820)	(2,543)
Mortgage-backed securities	(4,402)	(3,430)	(7,832)
Other	2,172	(2,730)	(558)
Total	14,052	(11,119)	2,933
Interest-bearing liabilities:
NOW and Super NOW accounts	$20	$(1)	$19
Money market accounts	8,529	(4,405)	4,124
Savings accounts	(86)	(1,582)	(1,668)
Certificates of deposit	3,170	(6,977)	(3,807)
Borrowed funds	(10,393)	(74)	(10,467)
Total	1,240	(13,039)	(11,799)
Net change in net interest income	$12,812	$1,920	$14,732

Comparison of Financial Condition at December 31, 2003 and December 31, 2002

Assets.  Assets totaled $2.97 billion at December 31, 2003, an increase of $25.3 million from total assets of $2.95 billion at December 31, 2002.  The growth in assets was experienced primarily in MBS available for sale and real estate loans, which increased $101.3 million and $25.8 million, respectively.  During the year ended December 31, 2003, the Bank purchased $531.0 million of MBS available for sale.  These purchases were intended to provide both current additional yield over short-term investments as well as liquidity to the Bank in future quarters when it may seek to deploy funds into higher yielding investments.  Partially offsetting these purchases were MBS principal repayments of $364.2 million and sales of $57.6 million during the year ended December 31, 2003.  During the year ended December 31, 2003, the Bank experienced above average levels of principal repayments on MBS available for sale.  These repayments were driven by above average mortgage refinancing activity during the period, which resulted from the continued low level of interest rates during the period January 2003 through December 2003.

In addition to growth in MBS available for sale, real estate loans increased $25.8 million during the year ended December 31, 2003.  The majority of this growth was achieved in mixed use properties that are classified as commercial real estate loans.  During the period, total real estate loan originations totaled $1.10 billion, of which $1.05 billion were multi-family residential and commercial real estate loans.  The majority of the Bank's multi-family originations were retained in its portfolio.  Real estate loan origination levels were driven by the continuation of the low interest rate environment during the period January 2003 through December 2003.  Offsetting the growth in real estate loan originations were increases in principal prepayment levels during the year ended December 31, 2003 attributable to the low level of long-term interest rates during 2003.  Principal repayments, which include both regular amortization and prepayments, totaled $972.6 million during the year ended December 31, 2003 as compared to $520.0 million during the year ended December 31, 2002.

Investment securities available for sale declined $67.5 million during the year ended December 31, 2003 due to maturities and calls of these securities during the period resulting from the continued low interest rate environment.  Purchases of investment securities available for sale were immaterial during the year ended December 31, 2003.

Liabilities.  Total liabilities increased $7.1 million during the year ended December 31, 2003.  Deposits grew $114.5 million due to the success of various sales and marketing activities during the period, primarily for money market accounts. During the year ended December 31, 2003, successful promotional campaigns resulted in growth in money markets of $128.6 million, which was partially offset by a decline of $29.8 million in CD's, as higher-rate promotional CD's that were maturing were not renewed during the year.

During the year ended December 31, 2003, REPOS declined $82.9 million, while FHLBNY Advances declined $21.0 million.  (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

Stockholders' Equity.  Stockholders' equity increased $18.2 million during the year ended December 31, 2003, due to the addition of net income of $51.3 million, the increase to equity of $11.7 million related to the issuance of stock for the exercise of stock options and tax benefits associated with the Company's stock option plans and the Recognition and Retention Plan ("RRP"), and the increase to equity of $2.6 million related to the amortization of the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Affiliates ("ESOP") and RRP.  Both the ESOP and RRP have investments in the Holding Company's common stock that are recorded as reductions in stockholders' equity ("Contra Equity Balances").  As compensation expense is recognized on the ESOP and RRP, the Contra Equity Balances are reduced, resulting in an increase to their respective equity balances.  This increase to equity offsets the decline in the Company's retained earnings related to the periodic ESOP and RRP expenses that are recorded.

All of the aforementioned increases to equity during the year ended December 31, 2003 were substantially offset by treasury stock purchases of $26.8 million, cash dividends of $15.8 million paid to shareholders and purchases of stock by the Benefit Maintenance Plan of Dime Community Bancshares, Inc. ("BMP") and RRP of $1.8 million during the same period, and a decline in the unrealized gain or loss on available for sale securities component of other comprehensive income of $2.9 million reflecting the general low level of interest rates.

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

In addition to growth in MBS available for sale, real estate loans increased $44.4 million during the six months ended December 31, 2002.  During the six months ended December 31, 2002, real estate loan originations totaled $424.4 million, of which $397.7 million were multi-family residential and commercial real estate loans.  Approximately 82% of these multi-family originations were retained in the Bank's portfolio.  Real estate loan origination levels were driven by the continuation of the low interest rate environment during the period July 2002 through December 2002.  Offsetting the growth in real estate loans from originations were increases in principal prepayment levels during the six months ended December 31, 2002 that resulted from the continued low level of long-term interest rates during 2003.  Principal repayments, which include both regular amortization and prepayments, totaled $297.7 million during the six months ended December 31, 2002 as compared to $165.7 million during the six months ended December 31, 2001, and remained strong during the period January 2002 through December 2002 as a result of increased loan refinance activity driven by low interest rates.

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

Stockholders' Equity.  Stockholders' equity increased $16.0 million during the six months ended December 31, 2002, due to the addition of net income of $23.5 million, the increase to equity of $9.4 million related to exercises and tax benefits associated with the Company's stock option plans and RRP, and the increase to equity of $1.3 million related to the amortization of the ESOP and RRP.  Both the ESOP and RRP have investments in the Holding Company's common stock that are recorded as reductions in stockholders' equity ("Contra Equity Balances").  As compensation expense is recognized on the ESOP and RRP, the Contra Equity Balances are reduced, resulting in an increase to total equity.

All of the aforementioned increases to equity during the six months ended December 31, 2002 were partially offset by treasury stock purchases of $11.8 million and cash dividends of $6.2 million paid to shareholders during the same period.

Comparison of the Operating Results for the Year Ended December 31, 2003 and the Unaudited Year Ended December 31, 2002

General.  Net income was $51.3 million during the year ended December 31, 2003, an increase of $6.7 million over net income of $44.6 million during the year ended December 31, 2002.  During this comparative period, net interest income increased $7.9 million, non-interest income increased $5.1 million and non-interest expense increased $2.1 million, resulting in increased pre-tax income of $10.9 million.  Income tax expense increased $4.2 million as a result of the increased pre-tax income.

Net Interest Income.  Net interest income for the year ended December 31, 2003 increased $7.9 million, to $98.0 million, from $90.1 million during the year ended December 31, 2002.  The increase was attributable to a decline of $20.7 million in interest expense that was partially offset by a decline of $12.8 million in interest income during the year ended December 31, 2003 compared to the year ended December 31, 2002.  The net interest spread increased 15 basis points from 2.93% for the year ended December 31, 2002 to 3.08% for the year ended December 31, 2003, and the net interest margin increased 3 basis points from 3.33% to 3.36% during the same period.

The increase in both the net interest spread and net interest margin reflected a 106 basis point decline in the average cost of interest-bearing liabilities as a result of a shift in the composition of interest-bearing liabilities away from higher cost borrowings towards lower cost CDs, money market and other deposit accounts, and a decline of 148 basis points in the average cost of borrowed funds (96 basis points excluding prepayment expenses of $4.1 million and $8.4 million, respectively, incurred during the years ended December 31, 2003 and 2002).  Borrowing costs declined during the year ended December 31, 2003 compared to the year ended December 31, 2002 due to declines in short-term and medium-term interest rates during 2002 and 2003.  During the year ended December 31, 2003 compared to the year ended December 31, 2002, the average balance of deposits, including non-interest-bearing checking accounts, increased as a result of ongoing deposit marketing promotions and customer sales activities.  In addition, the average balance of real estate loans increased during the year ended December 31, 2003 compared to the year ended December 31, 2002, and the average rate on real estate loans was typically less susceptible to reductions in interest rates than other interest-earning assets since real estate loans possess a longer average term to their maturity or next interest rate reset.

Interest Income.  Interest income was $169.1 million during the year ended December 31, 2003, a decrease of $12.8 million from $181.9 million during the year ended December 31, 2002.  Interest income on real estate loans and investment securities declined $10.7 million and $2.5 million, respectively, during the year ended December 31, 2003 compared to the year ended December 31, 2002.  These declines were partially offset by an increase in interest income on MBS of $1.2 million during the same period.

The decline in interest income on real estate loans during the year ended December 31, 2003 compared to the year ended December 31, 2002 was attributable to a decrease of 71 basis points in average yield during the period that resulted from the reduction in long-term interest rates from October 2002 to June 2003.  This decline in interest rates stimulated the refinancing and prepayment of higher rate loans in the Bank's portfolio, while also resulting in reduced rates on existing portfolio loans that repriced during the period October 1, 2002 to December 31, 2003.  Partially offsetting the decline in interest income on real estate loans resulting from reductions in yield was an increase in interest income resulting from the increased average balance of real estate loans of $64.8 million during the year ended December 31, 2003 compared to the year ended December 31, 2002.  During the year ended December 31, 2003, real estate loan originations totaled $1.10 billion, compared to $713.0 million for the year ended December 31, 2002.  The increase was the result of declines in long-term interest rates experienced during the period which stimulated a wave of mortgage refinancing activities and contributed to higher property values and average loan origination amounts.

The Bank's general policy has been to emphasize growth in real estate loans as its primary interest-earning asset, and de-emphasize its investment and MBS portfolios while loan origination demand is strong.  However, as part of a specific investment strategy to achieve a desirable balance of yield and liquidity on short-term investments in the prevailing interest rate environment, the Bank purchased $531.0 million of MBS during the year ended December 31, 2003.  This purchase level exceeded the level of MBS principal repayments of $363.8 million and sales of $57.7 million during the same period.  This resulted in an overall increase of $178.9 million in the average balance of MBS during the year ended December 31, 2003 compared to the year ended December 31, 2002.  However, due to the continuation of low interest rates during the period October 1, 2002 through December 31, 2003, the average yield on MBS declined from 5.04% during the year ended December 31, 2002 to 3.51% during the year ended December 31, 2003.  The combination of these factors resulted in a net increase in interest income on MBS of $1.2 million during the year ended December 31, 2003 compared to the year ended December 31, 2002.

Interest income on investment securities declined $2.5 million as a result of a decline of $57.0 million in average balance during the year ended December 31, 2003 compared to the year ended December 31, 2002, and a reduction of 30 basis points in the average yield on these securities during the same period.  The decline in average balance reflects maturity and call activity experienced on these securities as a result of the lower interest rate environment during the period January 1, 2003 through December 31, 2003.  The decline in average yield reflects the decline in interest rates during the period January 1, 2003 through December 31, 2003, as higher coupon securities were called from the portfolio.

Interest income on other short-term investments decreased $722,000 during the year ended December 31, 2003 compared to the year ended December 31, 2002.  The decline reflects the continued low level of short-term interest rates during 2003, as well as the decision by the FHLBNY not to pay a cash dividend to its shareholders during the quarter ended December 31, 2003, which resulted in a loss of approximately $400,000 of interest income by the Company.

Overall, the yield on interest-earning assets declined 92 basis points from 6.72% during the year ended December 31, 2002 to 5.80% during the year ended December 31, 2003.  The continuation of low interest rates during the period January 1, 2003 through December 31, 2003 resulted in reductions in the average yield on MBS of 153 basis points and investment securities of 30 basis points during the year ended December 31, 2003 compared to the year ended December 31, 2002.  The yield on real estate loans declined by 71 basis points during this period.

Interest Expense.  Interest expense declined $20.7 million, to $71.1 million, during the year ended December 31, 2003, from $91.8 million during the year ended December 31, 2002.  The decline in interest expense resulted primarily from a reduction of $14.8 million in interest expense on borrowed funds, which resulted from declines of $79.8 million in the average balance of borrowed funds and 148 basis points in the average cost of borrowed funds during the year ended December 31, 2003 compared to the year ended December 31, 2002.

During the twelve months ended December 31, 2003, the Company prepaid $82.0 million of borrowed funds, primarily higher cost REPOS, resulting in prepayment fees of $4.1 million being added to interest expense during the year ended December 31, 2003.  During the twelve months ended December 31, 2002, the Company prepaid $297.0 million of borrowed funds, primarily securities sold under agreement to repurchase borrowings, resulting in prepayment fees of $8.4 million being added to interest expense during the year ended December 31, 2002.  These prepayments of borrowings resulted in the significant reduction in both average balance and average cost of borrowings during the year ended December 31, 2003 compared to the year ended December 31, 2002.

The average cost of CDs, the next largest component of interest expense, declined by 81 basis points, resulting in a reduction in interest expense of $2.9 million during the year ended December 31, 2003 compared to the year ended December 31, 2002.  The average cost of money market accounts and savings accounts declined by 64 basis points and 52 basis points, respectively, during the same period, resulting in a reduction in interest cost of $1.1 million and $1.9 million, respectively.  These declines in average cost all reflected reductions in interest rates offered by the Bank as a result of the overall interest rate environment in effect during the period January 2003 through December 2003.  Substantially offsetting the declines in interest cost of CDs, money market accounts and savings accounts that resulted from reduced average costs was increased interest expense associated with increased average balances of $112.6 million in CDs, $146.5 million in money market accounts and $4.1 million in savings accounts during the year ended December 31, 2003 compared to the year ended December 31, 2002.  These increased average balances reflected successful deposit gathering promotions of the Bank during the period January 1, 2003 to December 31, 2003.

Provision for Loan Losses.  The provision for loan losses was $288,000 during the year ended December 31, 2003 and $240,000 during the year ended December 31, 2002.  During the year ended December 31, 2003, the Company added $240,000 to its loan loss provision related to expected losses on real estate loans, and $48,000 to its loan loss provision related to expected losses on consumer loans (See "Item 1.  Business - Allowance for Loan Losses").

Non-Interest Income.  Non-interest income increased $5.1 million, to $25.1 million, during the year ended December 31, 2003, from $20.0 million during the year ended December 31, 2002.

During the year ended December 31, 2003, a net loss on the sale of MBS and other short-term investments totaled $1.9 million.  During the year ended December 31, 2002, net gains on sales of equity investment securities totaled $2.0 million.  During the years ended December 31, 2003 and 2002, the Bank recorded net gains of $1.6 million and $2.0 million, respectively, on the sale of loans, primarily from the sale of multi-family residential loans to FNMA.

Service charges and other fees increased $1.5 million due primarily to increased fees on loans and deposits that resulted from both increased loan origination and attendant servicing (as a result of the low interest rate environment) and growth in deposit households as a result of ongoing deposit product promotions.  Other non-interest income increased $8.0 million due to increased prepayment fee income of $8.0 million, as a result of prepayments related to the low interest rate environment.

Non-Interest Expense.  Non-interest expense was $40.8 million during the year ended December 31, 2003, an increase of $2.1 million over the year ended December 31, 2002.

Salary and employee benefits increased $691,000 during the period due to general salary and staffing increases during the year ended December 31, 2003 compared to the year ended December 31, 2002.  In addition, the increase in the average price of the Company's common stock during the year ended December 31, 2003 resulted in increased ESOP expense of $296,000 during the year ended December 31, 2003 compared to the year ended December 31, 2002.  This increase was partially offset by a decrease of $223,000 of expense associated with the RRP for which the final vesting of the original grant of 1,309,275 shares concluded during 2002.

Occupancy and equipment expense increased $758,000 during the comparative period due primarily to a renovation program on existing branches that was not eligible to be capitalized, as well as from a full year of expenses due to the addition of the Glen Oaks branch, which commenced operations near the end of the June 2002, and the Bay Ridge Branch, which commenced operations in March 2002.

Data processing costs increased $411,000 during the comparative period due to additional systems activity related to growth in the loan portfolio and additional deposit activity.

Management of the Company continues to remain focused upon controlling operating costs, and expects this trend to continue during 2004.

Income Tax Expense.  Income tax expense increased $4.2 million during the year ended December 31, 2003 compared to the year ended December 31, 2002, due primarily to an increase of $10.9 million in pre-tax net income.

Comparison of Operating Results for the Six Months Ended December 31, 2002 and the Unaudited Six Months Ended December 31, 2001

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

Net Interest Income.  Net interest income for the six months ended December 31, 2002 increased $7.9 million to $47.2 million from $39.3 million during the six months ended December 31, 2001. This increase was attributable to a decline of $10.5 million in interest expense that was partially offset by a decline of $2.7 million in interest income during the six months ended December 31, 2002 compared to the six months ended December 31, 2001.  The net interest spread increased 46 basis points from 2.61% for the six months ended December 31, 2001 to 3.07% for the six months ended December 31, 2002, and the net interest margin increased 40 basis points from 3.01% to 3.41% during the same period.

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

Comparison of Operating Results for the Years Ended June 30, 2002 and 2001

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

Interest Income.  Interest income was $184.6 million during the year ended June 30, 2002, an increase of $2.9 million from $181.7 million during the year ended June 30, 2001.  Increased interest income on real estate loans of $13.9 million during the year ended June 30, 2002 compared to the year ended June 30, 2001 was partially offset by declines in interest income on MBS of $7.8 million, on investment securities of $2.5 million and on other short-term investments of $558,000 during the same period.  As part of its ongoing strategy, the Bank continued to emphasize growth in real estate loans as its primary interest-earning asset, and de-emphasized its securities portfolio while loan origination demand was strong.  The increase in interest income on real estate loans was attributable to an increase of $223.9 million in the average balance of real estate loans resulting from real estate loan originations during the period July 1, 2000 through June 30, 2002 as a result of lower interest rates.  During the years ended June 30, 2002 and 2001, real estate loan originations totaled $552.5 million and $398.3 million, respectively.  The increase reflected lower interest rates.

The decline of $7.8 million in interest income on MBS and $2.5 million on investment securities resulted from declines in both the average interest rate and average balance of these assets.  During the year ended June 30, 2002 compared to the year ended June 30, 2001, the average balance of MBS declined $71.0 million and investment securities declined $13.1 million, due to principal repayments, maturities and calls of these securities (as a result of lower interest rates) that were partially offset by purchase activity.  Interest income on other short-term investments declined by $558,000 due to a decline of 288 basis points in average yield during the year ended June 30, 2002 compared to the year ended June 30, 2001, reflecting declines in short-term interest rates during the period January 2001 through December 2001.

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

Non-Interest Income.  Non-interest income increased $5.5 million, to $14.8 million, during the year ended June 30, 2002, from $9.3 million during the year ended June 30, 2001.  The increase resulted primarily from increased prepayment fee income (included in other non-interest income) of $3.9 million, as loan prepayments increased during the period due to declines in interest rates.  In addition, fee income increased $277,000 during the year due to increased deposit customer fees resulting from both added depositors and changes in fees charged during the period.  During the year ended June 30, 2002, a gain on the sale of securities and other assets of $2.1 million was recorded, primarily from the sale of equity investments.  During the year ended June 30, 2001, a gain of $1.0 million on the sale of securities and other assets was recorded which also related primarily to sales of equity investments.  The gains on sales of equity securities during the twelve months ended June 30, 2002 were utilized to offset a portion of expenses associated with the prepayment of FHLBNY Advances during the year.

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

Goodwill amortization expense declined $4.6 million during the year ended June 30, 2002 compared to the year ended June 30, 2001.  Effective July 1, 2001, goodwill amortization was eliminated in accordance with the adoption of SFAS 142  (See Note 1 to the Consolidated Financial Statements and "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.").

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

Comparison of Operating Results for the Years Ended June 30, 2001 and 2000

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

Net Interest Income.  Net interest income for the year ended June 30, 2001 increased $802,000 to $67.6 million from $66.8 million during the year ended June 30, 2000.  The increase was attributable to the overall growth in interest-earning assets over the corresponding increase in interest-bearing liabilities due to increased equity, checking accounts and other non-interest bearing liabilities.  However, the beneficial impact of this growth was offset, in part, by the decline in the net interest spread during this period.

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

Interest Expense.  Interest expense increased $15.2 million, to $114.0 million, during the year ended June 30, 2001, from $98.8 million during the year ended June 30, 2000. This increase resulted primarily from increased interest expense of $9.9 million on borrowed funds, which resulted from both growth in the average balance of borrowed funds of $88.3 million during the year ended June 30, 2001 compared to the year ended June 30, 2000, and an increase in the average cost of borrowed funds of 47 basis points.  The increase in the average balance of borrowed funds resulted from growth in FHLBNY Advances from $250.0 million at June 30, 1999 to $542.5 million at June 30, 2001.  While much of this growth occurred during the period July 1, 1999 through June 30, 2000, when the Bank's deposit generation levels were lower, the full effect of this increase was recognized in the average balance computation for the year ended June 30, 2001, and only a portion of the growth was recognized in the average balance computation for the year ended June 30, 2000.  The growth in borrowings resulted primarily from funding that was needed to support loan origination levels in excess of deposit funding during years ended June 30, 2000 and 2001.  Average borrowings also increased during this period as a result of the $25.0 million in subordinated debt added on April 12, 2000, at a stated annual coupon of 9.25%.  The subordinated notes contributed $2.4 million to interest expense during the year ended June 30, 2001.  The increase in average cost of borrowed funds reflected both prepayment expenses of $766,000, and the overall increase in interest rates during the period April 2000 through December 2000.  There was no prepayment expense on borrowed funds during the twelve months ended June 30, 2000.  Interest expense on money market accounts increased $4.2 million, resulting from both an increase of $95.5 million in the average balance and an increase of 12 basis points in average cost of these deposits during the year ended June 30, 2001 compared to the same period of the prior year.  The increase in average balance and average cost of money market accounts reflected the growth of these accounts from ongoing interest rate promotions during the period July 1, 1999 through June 30, 2001.  Interest expense on CDs also increased $1.7 million, which resulted from an increase of 23 basis points in the average cost of these deposits, reflecting the overall increase in interest rates early in the year ended June 30, 2001.  Interest expense on savings accounts declined $644,000 due to a decline in average balance in these accounts of $29.8 million, with much of these funds being moved to money market accounts.

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

Recently Issued Accounting Standards

In November 2002, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," or FIN 45, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are applicable prospectively to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of FIN 45 did not have a material impact on the Company's financial condition or results of operations.

In December 24, 2003, the FASB published a revision to FASB Interpretation No. 46 "Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51," ("FIN 46 (R)"), which was originally issued in January 2003.  FIN 46, and FIN 46 (R), provide guidance on the consolidation of certain entities in which equity investors: (1) do not have the characteristics of a controlling financial interest; (2) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or; (3) have voting rights disproportionate to their economic interests and the activities of the entity either involve or are conducted on behalf of the investor that has disproportionately few voting rights.  Such entities are referred to as Variable Interest Entities or “VIEs.”  This guidance also requires the primary beneficiary of a VIE to consolidate the entity.  FIN 46 (R) clarifies certain provisions of FIN 46 and exempts certain entities from its requirements  For existing entities, the provisions of FIN 46 do not apply until the end of the first interim period ending after December 15, 2003.  For new entities, FIN 46 was effective after January 31, 2003.  The provisions of FIN 46 (R) are effective beginning with the first fiscal period ending after March 15, 2004.  The adoption of the effective provisions of FIN 46 did not have a material impact on the Company’s financial condition or results of operations.  The adoption of the remaining provisions of FIN 46 and FIN 46 (R) are not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2003, the FASB has issued Statement of Financial Accounting Standards No. 132 (revised 2003) (SFAS 132 Revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits," that improves financial statement disclosures for defined benefit plans.  SFAS 132 Revised replaced existing disclosure requirements for pensions and other postretirement benefits and revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement of recognition of those plans required by SFAS 87, "Employers' Accounting for Pensions," SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." SFAS 132 Revised retained the disclosure requirements contained in the original SFAS 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS 132 Revised is effective for annual and interim periods with fiscal years ending after December 15, 2003. The Company has adopted the revised disclosure provisions.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS 149, which is effective for contracts entered into or modified after June 30, 2003, did not have a material effect on the Company's financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position and results of operations.

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3  "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," ("SOP 03-3").  SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality.  SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller.  Interest income should be recognized based on the effective yield from the cash flows expected to be collected.  To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received.  However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis.  SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004.  SOP 03-3 is not expected to have a significant effect on the Company's Consolidated Financial Statements.

In November 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 03-1, The Meaning Of Other-Than-Temporary Impairment And Its Application To Certain Investments.  Recognizing impairment for various types of investments accounted for under the provisions of APB Opinion No.18, The Equity Method of Accounting for Investments in Common Stock, and SFAS 115, Accounting for Certain Investments in Debt and Equity Securities is predicated on the notion of other-than-temporary.  The terms "other-than-temporary" and "other-than-temporary impairments" are not currently defined by current authoritative literature.  The FASB staff is currently working on developing separate models for determining the meaning of other-than-temporary for impairments and its application to investments accounted for under the cost or equity method, or accounted for as either available-for-sale or held-to-maturity under SFAS 115.

A consensus was reached on additional disclosure requirements related to other than temporary impairment and unrealized losses.  The additional disclosures are included herein.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a depository financial institution, the Bank's primary source of market risk is interest rate volatility.  Fluctuations in interest rates will ultimately impact the level of interest income recorded on, and the market value of, a significant portion of the Bank's assets.  Fluctuations in interest rates will also ultimately impact the level of interest expense recorded on, and the market value of, a significant portion of the Bank's liabilities.  In addition, the Bank's real estate loan portfolio, concentrated primarily within the New York City metropolitan area, is subject to risks associated with the local economy.

Neither the Holding Company nor the Bank are subject to foreign currency exchange or commodity price risk.  In addition, the Company owns no trading assets, nor did it engage in any hedging transactions utilizing derivative instruments (such as interest rate swaps and caps) or embedded derivative instruments during the year ended December 31, 2003 that require bifurcation.  In the future, the Company may, with appropriate Board approval, engage in hedging transactions utilizing derivative instruments.

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

Assets.  The Bank's largest single asset type is the adjustable-rate multi-family residential loan. Multi-family residential loans typically carry shorter average terms to maturity than one- to four-family residential loans, thus significantly reducing the overall level of interest rate risk.  Approximately 80% of multi-family residential loans originated during the twelve months ended December 31, 2003 were adjustable rate, with repricing typically occurring after five or seven years, compared to approximately 85% during the twelve months ended December 31, 2002.  In addition, the Bank has sought to include in its portfolio various types of adjustable-rate one- to four-family loans and adjustable and floating-rate investment securities, which generally have repricing terms of three years or less. At December 31, 2003, adjustable-rate real estate and consumer loans totaled $1.67 billion, or 56.1% of total assets, and adjustable-rate investment securities (CMOs, REMICs, MBS issued by GSEs and other securities) totaled $44.4 million, or 1.5% of total assets. At December 31, 2002, adjustable-rate real estate and consumer loans totaled $1.59 billion, or 53.9% of total assets, and adjustable-rate investment securities (CMOs, REMICs, MBS issued by GSEs and other securities) totaled $77.3 million, or 2.6% of total assets.

Deposit Liabilities.  As a traditional community-based savings bank, the Bank is largely dependent upon its base of competitively priced core deposits to provide stability on the liability side of the balance sheet.  The Bank has retained many loyal customers over the years through a combination of quality service, convenience, and a stable and experienced staff. Core deposits, at December 31, 2003, were $1.24 billion, or 60.8% of total deposits. The balance of CDs as of December 31, 2003 was $800.4 million, or 39.2% of total deposits, of which $552.9 million, or 69.1%, were to mature within one year.  The weighted average maturity of the Bank's CDs at December 31, 2003 was 11.7 months compared to 12.8 months at December 31, 2002.  Depending on market conditions, the Bank generally prices its CDs in an effort to encourage the extension of the average maturities of deposit liabilities beyond one year.

Wholesale Funds.  The Bank is a member of the FHLBNY, which provided the Bank with a borrowing line of up to $886.2 million at December 31, 2003.  The Bank borrows from the FHLBNY for various purposes. At December 31, 2003, the Bank had outstanding Advances of $534.0 million with the FHLBNY.

In June 2000, the Bank received approval from its Board to accept brokered deposits as a source of funds.  The Bank had no outstanding brokered deposits at either December 31, 2003 or December 31, 2002.  At both June 30, 2002 and June 30, 2001, brokered deposits totaled $2.0 million.

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

The following table page sets forth the amounts of the Company's consolidated interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003 which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown repricing or maturing during a particular period reflect the earlier of term to repricing or term to repayment of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2003 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For purposes of presentation in the following table, the Bank utilized its historical deposit attrition experience ("Deposit Decay Rate") for savings accounts, which it believes to be the most accurate measure. For NOW, Super NOW and money market accounts, it utilized the Deposit Decay Rates published by the OTS.   All amounts calculated in the table for both loans and MBS reflect principal balances expected to reprice as a result of anticipated principal repayments (inclusive of early repayments) or as a result of contractual interest rate adjustments.

- # -

- # -

At December 31, 2003	3 Months or Less	More than 3 Months to 6 Months	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Non-interest bearing	Total
(Dollars in Thousands)
Interest-Earning Assets (1):
Mortgages and other loans	$140,838	$140,838	$281,677	$523,472	$523,472	$582,343	-	$2,192,640
Investment securities	28,420	-	-	75	635	8,687	-	37,817
Mortgage-backed securities (2)	45,606	45,606	91,211	167,516	68,253	44,545	-	462,737
Other short-term investments	95,286	-	-	-	-	-	-	95,286
FHLBNY capital stock	26,700	-	-	-	-	-	-	26,700
Total interest earning assets	336,850	186,444	372,888	691,063	592,360	635,575	-	2,815,180
Less:
Allowance for loan losses	-	-	-	-	-	-	$(15,018)	(15,018)
Net interest-earning assets	336,850	186,444	372,888	691,063	592,360	635,575	(15,018)	2,800,162
Non-interest-earning assets	-	-	-	-	-	-	171,499	171,499
Total assets	$336,850	$186,444	$372,888	$691,063	$592,360	$635,575	$156,481	$2,971,661
Interest-Bearing Liabilities
Savings accounts	$12,710	$12,278	$23,318	$77,642	$58,702	$181,942	-	$366,592
NOW and Super NOW accounts	3,426	3,110	5,383	12,230	3,784	9,110	-	37,043
Money market accounts	147,214	118,139	170,889	147,004	77,101	85,040	-	745,387
Certificates of deposit	183,105	185,962	183,857	178,220	69,203	3	-	800,350
Borrowed funds	174,342	42	83	125,000	58,708	188,500	-	546,675
Subordinated notes	-	-	-	-	-	25,000		25,000
Interest-bearing escrow	-	-	-	-	-	1,277	-	1,277
Total interest- bearing liabilities	520,797	319,531	383,530	540,096	267,498	490,872	-	2,522,324
Checking accounts	-	-	-	-	-	-	$92,306	92,306
Other non-interest bearing liabilities	-	-	-	-	-	-	73,112	73,112
Stockholders' equity	-	-	-	-	-	-	283,919	283,919
Total liabilities and stockholders' equity	$520,797	$319,531	$383,530	$540,096	$267,498	$490,872	$449,337	$2,971,661
Positive (Negative) interest sensitivity GAP per period	$(183,947)	$(133,087)	$(10,642)	$150,967	$324,862	$144,703	-
Positive (Negative) cumulative interest sensitivity GAP	$(183,947)	$(317,034)	$(327,676)	$(176,709)	$148,153	$292,856	-
Cumulative interest sensitivity GAP as a percent of total assets	(6.19)%	(10.67)%	(11.03)%	(5.95)%	4.99%	9.85%	-
Cumulative total interest-earning assets as a percent of cumulative total interest-bearing liabilities	64.68%	62.27%	73.23%	89.98%	107.29%	111.61%	-

(1)

Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities or calls.

(2)

Based upon historical repayment experience, and, where applicable, Balloon Payment dates.

The Company's consolidated balance sheet is composed primarily of assets that mature or reprice within five years, with a significant portion maturing or repricing within one year. In addition, the Bank's deposit base is composed primarily of savings accounts, money market accounts and CDs with maturities of two years or less.  At December 31, 2003, interest-bearing liabilities estimated to mature or reprice within one year totaled $1.22 billion, while interest-earning assets estimated to mature or reprice within one year totaled $896.2 million, resulting in a negative one-year interest sensitivity GAP of $327.7 million, or negative 11.0% of total assets.  In comparison, at December 31, 2002, the Company's consolidated one-year interest sensitivity GAP was negative $103.9 million, or negative 3.5% of total assets.  The increase in the magnitude of the one-year negative interest sensitivity GAP resulted from a decline in the level of investment securities and MBS maturing or repricing in one year or less coupled with an increase in CDs and money market deposits repricing within one year, reflecting an increase in these accounts during 2003.

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

Under interest rate scenarios other than that which existed on December 31, 2003, the interest sensitivity GAP for assets and liabilities could differ substantially based upon different assumptions about the manner in which core Deposit Decay Rates and loan prepayments would change. For example, the interest rate risk management model assumes that in a rising rate scenario, by paying competitive rates on non-core deposits, a portion of core deposits will transfer to CDs and be retained, although at higher cost.  Also, in a rising interest rate environment, loan and MBS prepayment rates would be expected to slow, as borrowers postpone loan refinancings until rates again decline.

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

Generally, the fair value of fixed-rate instruments fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of interest-earning assets, which could adversely affect the Company's consolidated results of operations if they were to be sold, or, in the case of interest-earning assets classified as available for sale, reduce the Company's consolidated stockholders' equity, if retained. The changes in the value of assets and liabilities due to fluctuations in interest rates reflect the interest rate sensitivity of those assets and liabilities.  Under GAAP, changes in the unrealized gains and losses, net of taxes, on securities classified as available for sale will be reflected in stockholders' equity through other comprehensive income.  As of December 31, 2003, the Company's consolidated securities portfolio included $499.1 million in securities classified as available for sale, which possessed a gross unrealized loss of $1.6 million.  Fluctuations in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in stockholders' equity through other comprehensive income.  Neither the Holding Company nor the Bank owned any trading assets as of December 31, 2003 or 2002.

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

At December 31, 2003
	Net Portfolio Value					At December 31, 2002
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Basis Point Change in NPV Ratio	NPV Ratio	Basis Point Change in NPV Ratio	Board Approved NPV Limit
Interest Rate Scenario
+ 200 Basis Points	$278,043	$(56,364)	(16.85)%	9.49%	(157)	10.43%	(43)	6.0%
+ 100 Basis Points	316,355	(18,052)	(5.40)	10.59	(47)	11.19	33	7.0
Pre-Shock	334,407	-	-	11.06	-	10.86	-	8.0
- 100 Basis Points	324,758	(9,649)	(2.97)	10.71	(35)	10.44	(42)	8.0
- 200 Basis Points	N/A	N/A	N/A	N/A	N/A	10.59	(27)	8.0

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

The NPV Ratio at December 31, 2003 was 11.06% in the Pre-Shock Scenario, a slight increase from the Pre-Shock NPV Ratio of 10.86% at December 31, 2002. The NPV Ratio was 9.49% in the +200 basis point Rate Shock Scenario at December 31, 2003, a decline from the NPV Ratio of 10.43% in the +200 basis point Rate Shock Scenario at December 31, 2002.  At December 31, 2003, the sensitivity measure in the +200 basis point Rate Shock Scenario was negative 157 basis points, compared to a sensitivity measure of negative 43 basis points in the + 200 basis point Rate Shock Scenario at December 31, 2002, reflecting increased sensitivity year-over-year.

The increase in the Pre-Shock NPV and NPV Ratio resulted primarily from a strong increase in the intangible value ascribed to the Bank’s core deposits.  The Bank’s core deposits at December 31, 2003 were both higher in balance and lower in weighted average rate than at December 31, 2002.  During 2003, while short-term market interest rates declined, the average rates paid on the Bank’s core deposits declined by an even greater amount, increasing the intangible value calculated on every dollar of core deposits held by the Bank at December 31, 2003, compared to December 31, 2002.  The intangible value ascribed to the Bank’s CD portfolio also experienced a significant improvement during the year, even as the balance of CDs declined.

The declines in the Post-Shock (+200 basis point) NPV and NPV Ratios are primarily attributable to expected increased interest rate sensitivity in the Bank’s multi-family residential and commercial real estate loan portfolios at December 31, 2003, compared to December 31, 2002.  The 200 basis-point increase in interest rates is expected, at December 2003, created a greater reduction in the level of principal repayments on mortgage loan refinances and satisfactions than was expected at December 2002.  When comparing December 31, 2003 to December 31, 2002, the longer expected average lives of the multi-family residential and commercial real estate loans in the +200 basis point scenario causes a greater decline in their Post-Shock Scenario valuation compared to their Pre-Shock valuation.

Item 8.  Financial Statements and Supplementary Data

For the Company's consolidated financial statements, see index on page 68.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation as of December 31, 2003, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon their evaluation, they each found that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed summarized and reported as and when required and that such information is accumulated and communicated to the Company's management as appropriate to all timely decisions regarding required disclosures.

There were no changes in the Company's internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Company

Information regarding directors and executive officers of the Holding Company is presented under the headings "Proposal 1 - Election of Directors, " "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" in the Holding Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 2004 (the "Proxy Statement") which will be filed with the SEC within 120 days of December 31, 2003, and is incorporated herein by reference.

Information regarding the audit committee of the Company's Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is presented under the heading Report of the Audit Committee in the Proxy Statement and is incorporated herein by reference.

The Company has adopted a written Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company will provide to any person, without charge, upon request, a copy of such Code of Ethics.  Such request should be made in writing to:  Dime Community Bancshares, Inc., 209 Havemeyer Street, Brooklyn, New York 11211, attention Investor Relations.

Item 11.  Executive Compensation

Information regarding executive and director compensation is presented under the headings "Directors' Compensation" and "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

The following table presents equity compensation plan information as of December 31, 2003:

	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)] (c)

Equity compensation plans approved by the Company's shareholders	1,959,529	$11.24	707,756(1)

Equity compensation plans not approved by the Company's shareholders	-	-	-

(1)

Amount composed of 191,323 shares held by the RRP that remain available for issuance to individual employees, officers or Outside Directors of the Company as of December 31, 2003, and 516,433 stock options that remain available for future issuance under the 1996 and 2001 Stock Option Plans.  Substantially all of the remaining stock options available for future issuance are available under the 2001 Stock Option Plan.

Item 13.  Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is included under the heading "Transactions with Certain Related Persons" in the Proxy Statement and is incorporated herein by reference.

Item 14.

Principal Accounting Fees and Services

Information regarding principal accounting fees and services is included under the heading "Proposal 2 – Ratification of Appointment of Independent Auditors," in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)

(1)

Financial Statements

See index to Consolidated Financial Statements on page 66.

(2)

Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8 "Financial Statements and Supplementary Data."

(3)

Exhibits Required by Item 601 of the Securities Exchange Commission Regulation S-K

See Index of Exhibits on page 105.

(b)

Reports on Form 8-K Filed During the Quarter Ended December 31, 2003

On October 22, 2003, the Holding Company furnished a Current Report on Form 8-K regarding its earnings release and investor conference call for the quarterly period ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2004.

DIME COMMUNITY BANCSHARES, INC.

By:  /s/ VINCENT F. PALAGIANO

Vincent F. Palagiano

Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 11, 2004 by the following persons on behalf of the registrant and in the capacities indicated.

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

CONSOLIDATED FINANCIAL STATEMENTS OF

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

INDEX

Page
Independent Auditors' Report	67
Consolidated Statements of Financial Condition at December 31, 2003 and 2002	68
Consolidated Statements of Operations for the year ended December 31, 2003, the six months ended December 31, 2002 the years ended June 30, 2002 and 2001	69
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the year ended December 31, 2003, the six months ended December 31, 2002 and the years ended June 30, 2002 and 2001	70
Consolidated Statements of Cash Flows for the year ended December 31, 2003, the six months ended December 31, 2002 and the years ended June 30, 2002 and 2001	71
Notes to Consolidated Financial Statements	72-104

INDEPENDENT AUDITORS' REPORT

To the Stockholders and the Board of Directors of

  Dime Community Bancshares, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Dime Community Bancshares, Inc. and Subsidiaries (the ''Company'') as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, comprehensive income and cash flows for the year ended December 31, 2003, the six month period ended December 31, 2002 and each of the years ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the year ended December 31, 2003, the six month period ended December 31, 2002 and each of the years ended June 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP

New York, New York

March 5,  2004

#

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share amounts)

	December 31, 2003	December 31, 2002
ASSETS:
Cash and due from banks	$24,073	$21,487
Federal funds sold and short-term investments	95,286	114,291
Encumbered Investment securities held-to-maturity (estimated fair value of $718 and $835 at December 31, 2003 and 2002, respectively) (Note 3):	710	825
Unencumbered investment securities available for sale (Note 3)	37,107	104,564
Mortgage-backed securities held-to-maturity (estimated fair value of $822 and $2,337 at December 31, 2003 and 2002, respectively) (Note 4):
Encumbered	267	759
Unencumbered	503	1,490
	770	2,249
Mortgage-backed securities available for sale (Note 4):
Encumbered	38,692	107,918
Unencumbered	423,275	252,785
	461,967	360,703
Loans (Note 5):
Real estate	2,186,518	2,160,738
Other loans	4,072	4,753
Less allowance for loan losses (Note 6)	(15,018)	(15,458)
Total loans, net	2,175,572	2,150,033
Loans held for sale	2,050	4,586
Premises and fixed assets, net (Note 8)	16,400	15,862
Federal Home Loan Bank of New York capital stock (Note 9)	26,700	34,890
Other real estate owned, net (Note 6)	-	134
Goodwill (Note 1)	55,638	55,638
Other assets (Notes 7, 14 and 15)	75,388	81,112
Total Assets	$2,971,661	$2,946,374
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors (Note 10):
Interest bearing deposits	$1,949,372	$1,841,124
Non-interest bearing deposits	92,306	86,051
Total deposits	$2,041,678	$1,927,175
Escrow and other deposits (Note 7)	39,941	36,678
Securities sold under agreements to repurchase (Note 11)	12,675	95,541
Federal Home Loan Bank of New York advances (Note 12)	534,000	555,000
Subordinated notes payable (Note 13)	25,000	25,000
Other liabilities (Note 14 and 15)	34,448	41,243
Total Liabilities	2,687,742	2,680,637
Commitments and Contingencies (Note 16)
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at December 31, 2003 and 2002)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 32,773,771 shares and 31,935,399 shares issued at December 31, 2003 and 2002, respectively, and 25,410,074 shares and 25,646,702 shares outstanding at December 31, 2003 and 2002, respectively)	327	319
Additional paid-in capital	186,156	172,460
Retained earnings (Note 2)	231,771	196,309
Accumulated other comprehensive (loss) income, net of deferred taxes	(846)	2,076
Unallocated common stock of Employee Stock Ownership Plan ("ESOP") (Note 15)	(5,202)	(5,661)
Unearned and unallocated common stock of Recognition and Retention Plan ("RRP") (Note 15)	(2,617)	(2,641)
Common stock held by Benefit Maintenance Plan (Note 15)	(5,584)	(3,867)
Treasury stock, at cost (7,363,697 shares and 6,288,697 shares at December 31, 2003 and 2002, respectively) (Note 18)	(120,086)	(93,258)
Total Stockholders' Equity	283,919	265,737
Total Liabilities And Stockholders' Equity	$2,971,661	$2,946,374

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

	Fiscal Year Ended December 31,	Six Months Ended December 31,	Fiscal Year Ended June 30,
	2003	2002	2002	2001
Interest income:
Loans secured by real estate	$145,704	$78,275	$153,970	$140,077
Other loans	273	141	311	338
Mortgage-backed securities	17,984	7,895	21,049	28,881
Investment securities	2,361	2,455	5,227	7,770
Other	2,793	1,703	4,024	4,582
Total interest income	169,115	90,469	184,581	181,648

Interest expense:
Deposits and escrow	38,221	21,631	49,008	50,340
Borrowed funds	32,842	21,647	53,236	63,703
Total interest expense	71,063	43,278	102,244	114,043
Net interest income	98,052	47,191	82,337	67,605
Provision for loan losses	288	120	240	740

Net interest income after provision for loan losses	97,764	47,071	82,097	66,865

Non-interest income:
Service charges and other fees	6,518	2,687	4,699	4,422
Net gain on sales of loans	1,594	2,033	20	6
Net gain (loss) on sales and redemptions of securities, deposits and other assets	(1,897)	(21)	2,146	1,004
Income from Bank owned life insurance	2,118	1,122	2,201	2,107
Prepayment fee income	15,432	4,270	4,610	446
Other	1,357	674	1,161	1,307

Total non-interest income	25,122	10,765	14,837	9,292

Non-interest expense:
Salaries and employee benefits	20,371	10,549	17,061	13,703
ESOP and RRP compensation expense	2,542	1,216	2,990	2,988
Occupancy and equipment	5,054	2,221	4,099	4,081
Federal deposit insurance premiums	330	151	276	252
Data processing costs	2,694	1,149	2,139	1,807
Goodwill amortization	-	-	-	4,617
Other	9,818	5,082	8,866	7,648

Total non-interest expense	40,809	20,368	35,431	35,096

Income before income taxes	82,077	37,468	61,503	41,061
Income tax expense	30,801	14,008	22,826	15,821

Net income	$51,276	$23,460	$38,677	$25,240

Earnings per Share (Pre-Stock Dividend):
Basic	$2.14	$0.97	$1.62	$1.06
Diluted	$2.06	$0.93	$1.54	$1.00
Pro-Forma Earnings per Share (Post-Stock Dividend):
Basic	$1.43	$0.65	$1.08	$0.71
Diluted	$1.37	$0.62	$1.03	$0.67

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

 (Dollars in thousands)

	Fiscal Year Ended December 31,	Six Months Ended December 31,	Fiscal Year Ended June 30,
	2003	2002	2002	2001
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Common Stock (Par Value $0.01):
Balance at beginning of period	$319	$315	$305	$304
Shares issued in exercise of options	8	4	10	1
Balance at end of period	327	319	315	305
Additional Paid-in Capital:
Balance at beginning of period	172,460	162,162	151,239	149,875
Cash paid for fractional shares of stock dividend	-	-	(17)	-
Stock options exercised	5,316	2,439	6,689	792
Tax benefit of RRP shares and stock option exercised	6,382	6,977	2,822	-
Amortization of excess fair value over cost – ESOP stock	1,998	882	1,429	572
Balance at end of period	186,156	172,460	162,162	151,239
Retained earnings:
Balance at beginning of period	196,309	179,060	150,264	133,769
Net income for the period	51,276	23,460	38,677	25,240
Cash dividends declared and paid	(15,814)	(6,211)	(9,881)	(8,745)
Balance at end of period	231,771	196,309	179,060	150,264
Accumulated other comprehensive (loss) income:
Balance at beginning of period	2,076	2,166	4,030	(6,309)
Change in other comprehensive (loss) income during the period, net of deferred taxes	(2,922)	(90)	(1,864)	10,339
Balance at end of period	(846)	2,076	2,166	4,030
Employee Stock Ownership Plan:
Balance at beginning of period	(5,661)	(5,895)	(6,365)	(6,853)
Amortization of earned portion of ESOP stock	459	234	470	488
Balance at end of period	(5,202)	(5,661)	(5,895)	(6,365)
Recognition and Retention Plan:
Balance at beginning of period	(2,641)	(2,711)	(2,899)	(4,324)
Common stock acquired by RRP	(84)	(73)	(964)	(503)
Amortization of earned portion of RRP stock	108	143	1,152	1,928
Balance at end of period	(2,617)	(2,641)	(2,711)	(2,899)
Treasury Stock:
Balance at beginning of period	(93,258)	(81,489)	(66,799)	(57,503)
Purchase of treasury shares, at cost	(26,828)	(11,769)	(14,690)	(9,296)
Balance at end of period	(120,086)	(93,258)	(81,489)	(66,799)
Common Stock Held by Benefit Maintenance Plan:
Balance at beginning of period	(3,867)	(3,867)	(2,659)	(1,790)
Common stock acquired	(1,717)	-	(1,208)	(869)
Balance at end of period	(5,584)	(3,867)	(3,867)	(2,659)

CONSOLIDTED STATEMENTS OF COMPREHENSIVE INCOME
Net Income	$51,276	$23,460	38,677	25,240
Minimum pension liability, net of (tax) benefit of $(1,604) during the six months ended December 31, 2002 and $1,604 during the fiscal year ended June 30, 2002	-	1,908	(1,908)	-
Reclassification adjustment for securities sold, net of (taxes) benefit of $799 during the year ended December 31, 2003, $8 during the six months ended December 31, 2002 and $(929) and $(447) during the years ended June 30, 2002 and 2001	937	10	(1,090)	(524)
Net unrealized securities gains (losses) arising during the period, net of (taxes) benefit of $3,288 during the year ended December 31, 2003, $1,710 during the six months ended December 31, 2002, and $(965) and $(9,254) during the years ended June 30, 2002 and 2001	(3,859)	(2,008)	1,134	10,863
Comprehensive Income	$48,354	$23,370	$36,813	$35,579

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In thousands)

	Fiscal Year Ended December 31,	Six Months Ended December 31,	Fiscal Year Ended June 30,
	2003	2002	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$51,276	$23,460	$38,677	$25,240
Adjustments to reconcile net income to net cash provided by operating activities
Net gain on investment and mortgage backed securities called	-	-	(11)	-
Net (gain) loss on investment and mortgage backed securities sold	1,736	18	(2,018)	(970)
Net gain on sale of loans held for sale	(1,594)	(2,033)	(20)	(6)
Net (gain) loss on sales and disposals of other assets	161	3	(117)	(34)
Net depreciation and amortization	5,408	1,832	1,556	1,024
ESOP and RRP compensation expense	2,565	1,259	3,051	2,988
Provision for loan losses	288	120	240	740
Goodwill amortization	-	-	-	4,617
Originations of loans held for sale	(99,987)	(81,158)	(2,538)	(943)
Proceeds from sales of loans held for sale	104,117	78,800	4,325	1,049
Decrease (Increase) in other assets and other real estate owned	8,414	(12,645)	165	(3,375)
(Decrease) Increase in other liabilities	(6,795)	6,216	3,748	4,314
Net cash provided by Operating Activities	65,589	15,872	47,058	34,644
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in short-term investments	18,769	(37,796)	(39,855)	(27,170)
Proceeds from maturities of investment securities held to maturity	115	50	755	3,270
Proceeds from maturities of investment securities available for sale	49,746	8,875	7,045	13,220
Proceeds from calls of investment securities held to maturity	-	-	2,155	10,500
Proceeds from calls of investment securities available for sale	18,000	32,030	25,211	30,675
Proceeds from sales of investment securities available for sale	-	988	8,589	2,227
Proceeds from sales and calls of mortgage backed securities available for sale	55,904	-	5,005	-
Purchases of investment securities available for sale	(292)	(9,281)	(87,082)	(10,275)
Purchases of mortgage backed securities available for sale	(531,029)	(224,579)	(42,218)	(81,520)
Principal collected on mortgage backed securities held to maturity	1,479	1,026	4,885	5,169
Principal collected on mortgage backed securities available for sale	362,729	148,530	179,950	94,727
Net increase in loans	(25,827)	(45,464)	(161,989)	(239,227)
Purchases of fixed assets, net	(1,950)	(1,323)	(1,593)	(1,056)
Sale (purchase) of Federal Home Loan Bank stock	8,190	(525)	10,017	(1,959)
Net cash used in Investing Activities	(44,166)	(127,469)	(89,125)	(201,419)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in due to depositors	114,503	147,141	351,602	209,284
Net increase (decrease) in escrow and other deposits	3,263	(9,028)	5,746	4,799
Decrease in securities sold under agreements to repurchase	(82,866)	(2,176)	(330,071)	(6,239)
Proceeds from (repayments of) Federal Home Loan Bank of New York advances	(21,000)	(20,000)	32,500	(12,500)
Common stock issued for exercise of Stock Options and tax benefits of RRP	11,706	9,420	9,511	792
Purchase of common stock by the RRP and Benefit Maintenance Plan	(1,801)	(73)	(2,172)	(1,372)
Cash dividends paid to stockholders and cash disbursed in payment of stock dividends	(15,814)	(6,211)	(9,898)	(8,745)
Purchase of treasury stock	(26,828)	(11,769)	(14,690)	(9,296)
Net cash (used in) provided by Financing Activities	(18,837)	107,304	42,528	176,723
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	2,586	(4,293)	461	9,948
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	21,487	25,780	25,319	15,371
CASH AND DUE FROM BANKS, END OF PERIOD	$24,073	$21,487	$25,780	$25,319
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$28,907	$5,216	$16,748	$10,831
Cash paid for interest	$71,843	$44,893	$104,606	$112,623
Transfer of loans to other real estate owned	$ -	$ -	$134	$228
Change in accumulated other comprehensive income, net of taxes	$(2,922)	$(90)	$(1,868)	$10,339
Change in minimum pension liability, net of deferred taxes	$-	$1,908	$(1,908)	$-

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Dollars In Thousands except for Share amounts)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Dime Community Bancshares, Inc. (the "Company" or "DCB") is a Delaware corporation organized by The Dime Savings Bank of Williamsburgh (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on June 26, 1996.  Presently, the significant assets of the Company are the capital stock of the Bank, the Company's loan to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Affiliates ("ESOP"), investments retained by the Company, and an investment real estate property owned by the Company's wholly-owned subsidiary, 842 Manhattan Avenue Corporation.  The Company's liabilities are composed primarily of a $25.0 million subordinated note payable maturing in May 2010.  The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.

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

Principles of Consolidation - The accompanying 2003, 2002 and 2001 consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, the Bank and 842 Manhattan Avenue Corp.  842 Manhattan Avenue Corp. owns and manages a real estate property which housed a former branch premise of Financial Federal Savings Bank, F.S.B. ("FFSB"), a subsidiary of Financial Bancorp, Inc. ("FIBC"), which the Company acquired on January 21, 1999.  All financial statements presented also include the accounts of the Bank's four wholly-owned subsidiaries, Havemeyer Equities Corp. (''HEC''), Boulevard Funding Corp. (''BFC''), Havemeyer Investments, Inc. and DSBW Residential Preferred Funding Corp.  ("DRPFC").  DRPFC, established in March, 1998, invests in real estate loans and is intended to qualify as a real estate investment trust for federal tax purposes.  BFC  was established in order to invest in real estate joint ventures and other real estate assets.  BFC had no investments in real estate at December 31, 2003, and is currently inactive.  HEC was also originally established in order to invest in real estate joint ventures and other real estate assets.  In June, 1998, HEC assumed direct ownership of DSBW Preferred Funding Corp. ("DPFC").  DPFC, established as a direct subsidiary of the Bank in March, 1998, invests in real estate loans and is intended to qualify as a real estate investment trust for federal tax purposes.  HEC had no other investments as of December 31, 2003.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Investment Securities and Mortgage-Backed Securities - Purchases and sales of investment and mortgage-backed securities are recorded on trade date.  Gains and losses on sales of investment and mortgage-backed securities are recorded on the specific identification basis.

Debt and equity securities that have readily determinable fair values are carried at fair value unless they are held to maturity. Debt securities are classified as held to maturity and carried at amortized cost only if the Company has a positive intent and ability to hold these securities to maturity.  If not classified as held to maturity, such securities are classified as securities available for sale or as trading securities. Unrealized holding gains or losses on securities available for sale are excluded from net income and reported net of income taxes as other comprehensive income.  At December 31, 2003 and 2002, all equity securities were classified as available for sale.

Neither the Company nor the Bank acquires securities for the purpose of engaging in trading activities.

Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value.  Loans sold are generally sold with servicing rights retained.

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

Statement of Financial Accounting Standards ("SFAS") No. 114, ''Accounting by Creditors for Impairment of a Loan, '' as amended by SFAS 118, Accounting by Creditors for Impairment of a Loan- Income Recognition and Disclosures, an Amendment of FASB Statement No. 114," ("Amended SFAS 114"), requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of expected future cash flows discounted at the loan's effective interest rate.  As an expedient, creditors may account for impaired loans at the fair value of the collateral or at the observable market price of the loan if one exists.  If the estimated fair value of the impaired loan is less than the recorded amount, a specific valuation allowance is established.  If the impairment is considered to be permanent, a write-down is charged against the allowance for loan losses.  In accordance with Amended SFAS 114, homogeneous loans are not required to be individually considered for impairment.  The Company considers individual one- to four-family residential mortgage loans and cooperative apartment loans having a balance of less than $334 and all consumer loans to be small balance homogenous loan pools and, accordingly, are not covered by Amended SFAS 114.

A reserve is also recorded related to multi-family loan commitments to be sold with recourse under an agreement with Fannie Mae.  This reserve, which is included in other liabilities, is determined in a similar manner to our allowance for loan losses related to loans held in portfolio.

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

Loan Servicing Assets - The cost of mortgage loans sold, with servicing rights retained, is allocated between the loans and the servicing rights based on their estimated fair values at the time of loan sale. Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, net servicing income. The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that the Company believes market participants would use for similar assets. Capitalized loan servicing assets are stratified based on predominant risk characteristics of the underlying loans for the purpose of evaluating impairment. A valuation allowance is then established in the event the recorded value of an individual stratum exceeds fair value.  A third party valuation of the loan servicing asset was performed as of December 31, 2003, and will be performed on an ongoing basis at least quarterly.

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

The following is a reconciliation of the numerator and denominator of basic EPS and diluted EPS for the year ended December 31, 2003, six-month period ended December 31, 2002, and the years ended June 30, 2002 and 2001:

	Fiscal Year Ended December 31,	Six Months Ended December 31,	Fiscal Year Ended June 30,
	2003	2002	2002	2001
Numerator:
Net Income per the Consolidated Statement of Operations	$51,276	$23,460	$38,677	$25,240
Denominator:
Average shares outstanding utilized in the calculation of basic earnings per share	23,948,518	24,191,407	23,910,023	23,845,878

Unvested shares of Recognition and Retention Plan	29,836	43,043	140,771	397,404
Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options	921,817	1,008,342	995,508	921,470
Average shares outstanding utilized in the calculation of diluted earnings per share	24,900,171	25,242,792	25,046,302	25,164,752

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

Prior to December 31, 2001, the Company completed the transitional impairment test for goodwill as of July 1, 2001, and concluded that no potential impairment existed.  The Company subsequently designated the last day of its fiscal year as its annual date for impairment testing, and completed a second impairment test as of June 30, 2002.  This test also concluded that no potential impairment of goodwill existed.  Due to its change in fiscal year end, the Company performed a third impairment test as of December 31, 2002 and a fourth test as of December 31, 2003, and concluded in both instances that no potential impairment of goodwill existed.  No events have occurred or circumstances have changed subsequent to December 31, 2003 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or changes in circumstances would require an immediate impairment test to be performed in accordance with SFAS 142.

Had the Company been accounting for goodwill and other intangible assets under SFAS 142 for all periods presented, net income and earnings per share would have been as follows:

	Fiscal Year Ended December 31,	Six Months Ended December 31,	Fiscal Years Ended June 30,
	2003	2002	2002	2001
NET INCOME
Reported Net Income	$51,276	$23,460	$38,677	$25,240
Goodwill amortization, net of tax	-	-	-	4,617
Adjusted net income	$51,276	$23,460	$38,677	$29,857

BASIC EARNINGS PER SHARE
Reported net income	$2.14	$0.97	$1.62	$1.06
Goodwill amortization, net of tax	-	-	-	0.19
Adjusted net income	$2.14	$0.97	$1.62	$1.25

DILUTED EARNINGS PER SHARE
Reported net income	$2.06	$0.93	$1.54	$1.00
Goodwill amortization, net of tax	-	-	-	0.19
Adjusted net income	$2.06	$0.93	$1.54	$1.19

Changes in the carrying amount of goodwill and other intangible assets for all the periods presented are as follows:

Goodwill:	Fiscal Year Ended December 31,	Six Months Ended December 31,	Fiscal Year Ended June 30,
	2003	2002	2002	2001
Original Amount	$73,107	$73,107	$73,107	$73,107
Accumulated Amortization	(17,469)	(17,469)	(17,469)	(17,469)
Net Carrying Value	$55,638	$55,638	$55,638	$55,638

Core Deposit Intangible:	Fiscal Year Ended December 31,	Six Months Ended December 31,	Fiscal Year Ended June 30,
	2003	2002	2002	2001
Original Amount	$4,950	$4,950	$4,950	$4,950
Accumulated Amortization	(4,077)	(3,252)	(2,840)	(2,015)
Net Carrying Value	$873	$1,698	$2,110	$2,935

#

In conjunction with the adoption of SFAS 142, the Company also re-assessed the useful lives and classification of its identifiable intangible assets and determined that they remain appropriate.  Aggregate amortization expense related to the core deposit intangible was $825 for the fiscal year ended December 31, 2003, $412 for the six-month period ended December 31, 2002, and $825 for the fiscal years ended June 30, 2002 and 2001.  Estimated future amortization expense related to the core deposit intangible is as follows:

For the Fiscal Year Ending December 31:
2004	825
2005	48
$873

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

#

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the 1996 and 2001 Stock Option Plans and RRP shares:

	Fiscal Year Ended December 31,	Six Months Ended December 31,	Fiscal Year Ended June 30,
	2003	2002	2002	2001
Net income, as reported	$51,276	$23,460	$38,677	$25,240
Less: Excess stock-based compensation expense determined under the fair value method over the stock-based compensation recorded for all plans, net of applicable taxes	(1,453)	(560)	(745)	(367)
Pro forma net income	$49,823	$22,900	$37,932	$24,873

Earnings per share
Basic, as reported	$2.14	$0.97	$1.62	$1.06
Basic, pro forma	2.08	0.95	1.59	1.04

Diluted, as reported	$2.06	$0.93	$1.54	$1.00
Diluted, pro forma	2.00	0.91	1.51	0.99

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.   See Note 15.

Derivative Instruments - In June, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" as amended in June 1999 by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively SFAS 133).  SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value.  Under SFAS 133, an entity may designate a derivative as a hedge of exposure to changes in either: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction.  Depending upon the effectiveness of the hedge and/or the transaction being hedged, any fluctuations in the fair value of the derivative instrument are either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income.  Changes in the fair value of all derivative instruments not receiving hedge accounting recognition are recorded in current year earnings.  During the year ended December 31, 2003, the six month period ended December 31, 2002 and the fiscal years ended June 30, 2002 and 2001, neither the Company nor the Bank held any derivative instruments or any embedded derivative instruments that required bifurcation.

Comprehensive Income - Comprehensive income for the year ended December 31, 2003, six months ended December 31, 2002, and the fiscal years ended June 30, 2002 and 2001 was determined in accordance with SFAS 130, "Reporting Comprehensive Income.''  Comprehensive income includes revenues, expenses, and gains and losses which, under GAAP, bypass net income and are typically reported as a component of stockholders' equity.

Disclosures About Segments of an Enterprise and Related Information - The Company's consolidated financial statements reflect the adoption of SFAS 131, "Disclosures About Segments of an Enterprise and Related Information."  SFAS 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements, requires that those enterprises report selected information about operating segments and establishes standards for related disclosure about products and services, geographic areas, and major customers.

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

For the year ended December 31, 2003, six months ended December 31, 2002, and for the years ended June 30, 2002 and 2001, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

Recently Issued Accounting Standards

In November 2002, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," or FIN 45, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are applicable prospectively to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of FIN 45 did not have a material impact on the Company's financial condition or results of operations.

In December 24, 2003, the FASB published a revision to FASB Interpretation No. 46 "Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51," ("FIN 46 (R)"), which was originally issued in January 2003.  FIN 46, and FIN 46 (R), provide guidance on the consolidation of certain entities in which equity investors: (1) do not have the characteristics of a controlling financial interest; (2) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or; (3) have voting rights disproportionate to their economic interests and the activities of the entity either involve or are conducted on behalf of the investor that has disproportionately few voting rights.  Such entities are referred to as Variable Interest Entities or “VIEs.”  This guidance also requires the primary beneficiary of a VIE to consolidate the entity.  FIN 46 (R) clarifies certain provisions of FIN 46 and exempts certain entities from its requirements  For existing entities, the provisions of FIN 46 do not apply until the end of the first interim period ending after December 15, 2003.  For new entities, FIN 46 was effective after January 31, 2003.  The provisions of FIN 46 (R) are effective beginning with the first fiscal period ending after March 15, 2004.  The adoption of the effective provisions of FIN 46 did not have a material impact on the Company’s financial condition or results of operations.  The adoption of the remaining provisions of FIN 46 and FIN 46 (R) are not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2003, the FASB has issued Statement of Financial Accounting Standards No. 132 (revised 2003) (SFAS 132 Revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits," that improves financial statement disclosures for defined benefit plans.  SFAS 132 Revised replaced existing disclosure requirements for pensions and other postretirement benefits and revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement of recognition of those plans required by SFAS 87, "Employers' Accounting for Pensions," SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." SFAS 132 Revised retained the disclosure requirements contained in the original SFAS 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS 132 Revised is effective for annual and interim periods with fiscal years ending after December 15, 2003. The Company has adopted the revised disclosure provisions.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS 149, which is effective for contracts entered into or modified after June 30, 2003, did not have a material effect on the Company's financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position and results of operations.

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3  "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," ("SOP 03-3").  SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality.  SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller.  Interest income should be recognized based on the effective yield from the cash flows expected to be collected.  To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received.  However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis.  SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004.  SOP 03-3 is not expected to have a significant effect on the Company's Consolidated Financial Statements.

In November 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue NO. 03-1, The Meaning Of Other-Than-Temporary Impairment And Its Application To Certain Investments.  Recognizing impairment for various types of investments accounted for under the provisions of APB Opinion No.18, The Equity Method of Accounting for Investments in Common Stock, and SFAS 115, Accounting for Certain Investments in Debt and Equity Securities is predicated on the notion of other-than-temporary.  The terms "other-than-temporary" and "other-than-temporary impairments" are not currently defined by current authoritative literature.  The FASB staff is currently working on developing separate models for determining the meaning of other-than-temporary for impairments and its application to investments accounted for under the cost or equity method, or accounted for as either available-for-sale or held-to-maturity under SFAS 115.

A consensus was reached on additional disclosure requirements related to other than temporary impairment and unrealized losses.  The additional disclosures are included herein.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas in the accompanying financial statements where estimates are significant include the allowance for loans losses, mortgage servicing rights, asset impairment adjustments related to the valuation of goodwill and other intangible assets and other than temporary impairments of securities, loan income recognition and the fair value of financial instruments.

Reclassification - Certain amounts as of December 31, 2002 and for the six months ended December 31, 2002 and the years ended June 30, 2002 and 2001 have been reclassified to conform to their presentation as of and for the year ended December 31, 2003.

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

#

3.   INVESTMENT SECURITIES HELD TO MATURITY AND AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and estimated fair value of investment securities held to maturity at December 31, 2003 were as follows:

	Investment Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Debt Securities:
Obligations of state and political Subdivisions, maturities of one-to-five years	$710	$8	-	$718

The amortized/historical cost, gross unrealized gains and losses and estimated fair value of investment securities available for sale at December 31, 2003 were as follows:

	Investment Securities Available for Sale
	Amortized/ Historical Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,011	$15	-	$5,026
Corporate securities	22,093	206	$(348)	21,951
Total debt securities	27,104	221	(348)	26,977
Equity securities	9,639	623	(132)	10,130
	$36,743	$844	$(480)	$37,107

The following summarizes the gross unrealized losses and fair value, aggregated by investment category and the length of time that these securities have been in a continuous unrealized loss position, of investment securities available for sale as of December 31, 2003:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,026	-	-	-	$5,026	-
Corporate securities	15,356	$10	$6,595	$338	21,951	$348
Equity securities	7,437	-	2,693	132	10,130	132
	$27,819	$10	$9,288	$470	$37,107	$480

Management does not believe that any of the unrealized losses that have existed for 12 consecutive months or more as shown in the above table qualify as other-than temporary losses at December 31, 2003, since all of these unrealized losses are attributable primarily to current interest rates.  Management also has no current intention to dispose of these investments.

#

The amortized cost and estimated fair value of the debt securities component of investment securities available for sale at December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment fees.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,011	$5,026
Due after one year through five years	-	-
Due after five years through ten years	2,000	2,110
Due after ten years	20,093	19,841
	$27,104	$26,977

During the fiscal year ended December 31, 2003 proceeds from the calls of investment securities available for sale totaled $18,000.  There was no gain or loss recorded on these calls.

The amortized cost, gross unrealized gains and losses and estimated fair value of investment securities held to maturity at December 31, 2002 were as follows:

	Investment Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Debt Securities:
Obligations of state and political subdivisions, maturities of one-to-five years	$825	$10	-	$835

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

4.   MORTGAGE-BACKED SECURITIES HELD TO MATURITY AND AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and estimated fair value of mortgage-backed securities held to maturity at December 31, 2003 were as follows:

	Mortgage-Backed Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
GNMA pass-through certificates	$770	$52	-	$822

The amortized cost, gross unrealized gains and losses and estimated fair value of mortgage-backed securities available for sale at December 31, 2003 were as follows:

	Mortgage-Backed Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Collateralized mortgage obligations	$428,847	$618	$(3,448)	$426,017
GNMA pass-through certificates	24,164	596	-	24,760
FHLMC pass-through certificates	7,509	171	-	7,680
FNMA pass-through certificates	3,381	129	-	3,510
	$463,901	$1,514	$(3,448)	$461,967

As of December 31, 2003, there were no individual mortgage-backed securities available for sale that had continuous unrealized losses for 12 months or more.

Proceeds from the sale of mortgage-backed securities available for sale totaled $55,904 during the fiscal year ended December 31, 2003.  A loss of $1,736 was recorded on these sales.

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

#

The amortized cost, gross unrealized gains and losses and estimated fair value of mortgage-backed securities available for sale at December 31, 2002 were as follows:

	Mortgage-Backed Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Collateralized mortgage obligations	$292,541	$1,714	$(327)	$293,928
GNMA pass-through certificates	41,544	1,572	-	43,116
FHLMC pass-through certificates	15,688	390	-	16,078
FNMA pass-through certificates	7,282	299	-	7,581
	$357,055	$3,975	$(327)	$360,703

5.   LOANS

The Bank's real estate loans are composed of the following:

	December 31, 2003	December 31, 2002
One- to four-family	$124,047	$145,722
Multi-family residential	1,732,854	1,725,652
Commercial real estate	309,810	265,485
Construction	2,880	1,931
F.H.A. and V. A. insured mortgage loans	4,646	5,215
Cooperative apartment unit loans	13,798	16,401
	2,188,035	2,160,406
Net unearned (fees) costs	(1,517)	332
	$2,186,518	$2,160,738

The Bank originates both adjustable and fixed interest rate real estate loans.  At  December 31, 2003, the approximate composition of these loans was as follows:

Fixed Rate		Variable Rate
Period to Maturity	Book Value	Period to Maturity or Next Repricing	Book Value
1 year or less	$12,465	1 year or less	$56,642
> 1 year-3 years	14,819	> 1 year-3 years	222,087
> 3 years-5 years	75,214	> 3 years-5 years	839,029
> 5 years-10 years	274,132	> 5 years-10 years	540,001
> 10 years	147,852	> 10 years	5,794
	$524,482		$1,663,553

The adjustable-rate loans are generally indexed to the Federal Home Loan Bank of New York ("FHLBNY") five-year borrowing rate, or the one- or three-year constant maturity Treasury index.  The contractual terms of adjustable rate multi-family residential and commercial real estate loans provide that their interest rate, upon repricing, cannot fall below their rate at the time of origination.  The Bank's one- to four-family residential adjustable-rate loans are subject to periodic and lifetime caps and floors on interest rate changes that typically range between 200 basis points and 650 basis points.

A concentration of credit risk exists within the Bank's loan portfolio, as the majority of real estate loans are collateralized by properties located in the New York City metropolitan area.

#

The Bank's other loans are composed of the following:

	December 31, 2003	December 31, 2002
Student loans	$295	$420
Passbook loans (secured by savings and time deposits)	1,429	1,552
Consumer installment and other loans	2,348	2,781
	$4,072	$4,753

Loans on which the accrual of interest has been discontinued were $525 and $2,116 at December 31, 2003 and 2002, respectively.  Interest income foregone on nonaccrual loans was not material during the year ended December 31, 2003, the six months ended December 31, 2002, and the fiscal years ended June 30, 2002 and 2001.

The Bank had no loans considered troubled-debt restructurings at December 31, 2003, December 31, 2002 and June 30, 2002.  The Bank had outstanding loans considered troubled-debt restructurings of $2,924 at June 30, 2001.  Income recognized on troubled-debt restructurings was approximately $414 and $132 for the years ended June 30, 2002 and 2001, respectively, compared to interest income of $414 and $173 calculated under the original terms of the loans, for the years ended June 30, 2002 and 2001, respectively.  There was no income recognized on troubled-debt restructurings during the year ended December 31, 2003, and the six months ended December 31, 2002.

There were no loans for which impairment has been recognized under the guidance of SFAS 114 at December 31, 2003.  The recorded investment in loans for which impairment has been recognized under the guidance of SFAS 114 was approximately $690 at December 31, 2002. The average balance of impaired loans was approximately $314 during the year ended December 31, 2003, $684 during the six months ended December 31, 2002, and $3,166 and $3,741 for the years ended June 30, 2002, and 2001, respectively. Write-downs on impaired loans were not material during the year ended December 31, 2003, the six months ended December 31, 2002, and the years ended June 30, 2002 and 2001.  There were no reserves allocated within the allowance for loan losses for impaired loans at December 31, 2003 and 2002.  During the year ended June 30, 2002, the Bank received full repayment of principal totaling $2,924 and interest totaling $414 on an impaired loan.  Net principal and interest received on impaired loans during the year ended December 31, 2003, the six months ended December 31, 2002 and the years ended June 30, 2002 and 2001 was not material.

The following assumptions were utilized in evaluating the loan portfolio pursuant to the provisions of SFAS 114:

Homogenous Loans - Individual one- to four-family residential mortgage loans and cooperative apartment loans having a balance of less than $334 and all consumer loans are considered to be small balance homogenous loan pools and, accordingly, are not covered by SFAS 114.

Loans Evaluated for Impairment - All non-homogeneous loans greater than $1,000 are individually evaluated for potential impairment. Additionally, individual one- to four-family residential and cooperative apartment unit mortgage loans exceeding $334 and delinquent in excess of 60 days are evaluated for impairment.  A loan is considered impaired when it is probable that all contractual amounts due will not be collected in accordance with the terms of the loan. A loan is not deemed to be impaired if a delay in receipt of payment is expected to be less than 30 days or if, during a longer period of delay, the Bank expects to collect all amounts due, including interest accrued at the contractual rate during the period of the delay.  At December 31, 2003, there were no impaired loans.  At December 31, 2002, all impaired loans were on nonaccrual status. In addition, at December 31, 2003 and December 31, 2002, respectively, approximately $525 and $1,426 of one- to four-family residential cooperative apartment loans with a balance of less than $334 and consumer loans were on nonaccrual status. These loans are considered as a homogeneous loan pool not covered by SFAS 114.

Reserves and Charge-Offs - The Bank allocates a portion of its total allowance for loan losses to loans deemed impaired under SFAS 114. All charge-offs on impaired loans are recorded as a reduction in both loan principal and the allowance for loan losses. Management evaluates the adequacy of its allowance for loan losses on a regular basis.  Management believes that its allowance at December 31, 2002 for impaired loans was appropriate.  There was no allowance for impaired loans at December 31, 2003.

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

6.   ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

	Fiscal Year Ended December 31,	Six Months Ended December 31,	Fiscal Year Ended June 30,
	2003	2002	2002	2001
Balance at beginning of period	$15,458	$15,370	$15,459	$14,785
Provision charged to operations	288	120	240	740
Loans charged off	(63)	(44)	(349)	(81)
Recoveries	34	12	20	15
Transfer of reserves related to loan commitments	(699)	-	-	-
Balance at end of period	$15,018	$15,458	$15,370	$15,459

7.   MORTGAGE SERVICING ACTIVITIES

At December 31, 2003 and 2002 the Bank was servicing loans for others having principal amounts outstanding of approximately $191,445 and $108,067, respectively, and at June 30, 2002 and 2001, the Bank was servicing loans for others having principal amounts outstanding of approximately $35,752 and $42,238 respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing.  The deferred servicing rights related to these loans totaled $2,277 and $1,751 at December 31, 2003 and 2002 including the servicing rights associated with the multi-family loans sold to the Federal National Mortgage Association ("Fannie Mae") discussed below totaling $1,995 and $1,579 at December 31, 2003 and 2002.  Loan servicing rights added through loan sales were $955 during the year ended December 31, 2003.  Amortization of servicing rights was $409 during the year ended December 31, 2003.  Amortization of servicing rights was immaterial during the six months ended December 31, 2002 and the years ended June 30, 2002 and 2001.  Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, net servicing income. The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that the Company believes market participants would use for similar assets.  In connection with these loans serviced for others, the Bank held borrowers' escrow balances of approximately $2,131 and $1,383 at December 31, 2003 and 2002, respectively.

Multi-Family Loans Sold To Fannie Mae - The Bank implemented a program in December 2002 to originate and sell multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. The Bank underwrites these loans using either its customary or Fannie Mae authorized underwriting standards, funds the loans, and sells them to Fannie Mae at agreed upon pricing. At December 31, 2003 and 2002, the Company serviced $157,774 and $73,383 of loans sold pursuant to this program with corresponding loan servicing assets of $1,995 and $1,579, respectively.  Amortization of servicing rights was $364 during the year ended December 31, 2003.  Amortization of this loan servicing asset was immaterial during the six months ended December 31, 2002.  Under the terms of the sales program, the Company retains a portion of the associated credit risk. At December 31, 2003 and 2002, the Company's maximum potential exposure related to secondary market sales to Fannie Mae with respect to this specific program was $6,529 and $2,935, respectively.  The Company retains this level of exposure until the portfolio of loans are paid in entirety or the Company funds claims by Fannie Mae for the maximum loss exposure. As of December 31, 2003 and 2002, the Company had not realized any losses related to these loans.  Reserves of $699 and $350 were established as of December 31, 2003 and 2002, respectively, related to this exposure.  The reserve recorded relating to this exposure was included in the calculation of the gain on the sale of the loans.  No additional provisions relating to this exposure were recorded during the year ended December 31, 2003 and the six months ended December 31, 2002.

#

Key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent to 20 percent adverse changes in those assumptions are as follows:

	At December 31, 2003	At December 31, 2002
Fair Value of carrying value of the servicing asset	$1,995	$1,579
Weighted average life (in years)	7.25	7.5
Prepayment speed assumptions (annual rate)	159 PSA	200 PSA
Impact on fair value of 10% adverse change	$(54)	$(37)
Impact on fair value of 20% adverse change	$(105)	$(72)
Expected credit losses (annual rate)	$105	$47
Impact on fair value of 10% adverse change	$(10)	$(4)
Impact on fair value of 20% adverse change	$(19)	$(9)
Residual cash flows discount rate (annual rate)	9.75%	9.75%
Impact on fair value of 10% adverse change	$(61)	$(38)
Impact on fair value of 20% adverse change	$(119)	$(76)
Average Interest rate on adjustable rate loans	5.72%	6.02%
Impact on fair value of 10% adverse change	-	-
Impact on fair value of 20% adverse change	-	-

8.   PREMISES AND FIXED ASSETS

The following is a summary of premises and fixed assets:

	December 31, 2003	December 31, 2002
Land	$2,457	$2,457
Buildings	10,336	10,376
Leasehold improvements	11,925	10,791
Furniture, fixtures and equipment	10,830	10,164
	35,548	33,788
Less: accumulated depreciation and amortization	(19,148)	(17,926)
	$16,400	$15,862

Depreciation and amortization expense amounted to approximately $1,412 during the year ended December 31, 2003, $610 during the six months ended December 31, 2002, and $1,097 and $1,201 for the years ended June 30, 2002 and 2001, respectively.

9.   FEDERAL HOME LOAN BANK OF NEW YORK CAPITAL STOCK

The Bank is a Savings Bank Member of the FHLBNY.  Membership requires the purchase of shares of Federal Home Loan Bank of New York ("FHLBNY") capital stock at $100 per share. The Bank owned 267,000 shares and 348,900 shares at December 31, 2003 and 2002. The bank recorded FHLBNY stock dividends of the capital stock of $1,299 during the year ended December 31, 2003, $774 during the six months ended December 31, 2002, and $2,065 and $3,026 during the years ended June 30, 2002 and 2001, respectively.

#

10.   DUE TO DEPOSITORS

Deposits are summarized as follows:

	At December 31, 2003		At December 31, 2002
	Effective Cost	Liability	Effective Cost	Liability
Savings accounts	0.55%	$366,592	0.78%	$362,400
Certificates of deposit	2.64	800,350	3.21	830,140
Money market accounts	1.35	745,387	1.90	616,762
NOW and Super NOW accounts	1.02	37,043	1.24	31,822
Non-interest bearing checking accounts	-	92,306	-	86,051
	1.65%	$2,041,678	2.16%	$1,927,175

The distribution of certificates of deposit by remaining maturity was as follows:

	At December 31,	At December 31,
	2003	2002
Maturity in one year or less	$552,924	$520,650
Over one year through three years	178,220	255,428
Over three years to five years	69,203	54,062
Over five years	3	-
Total certificates of deposit	$800,350	$830,140

The aggregate amount of certificates of deposit with a minimum denomination of one-hundred thousand dollars was approximately $175,711 and $176,111 at December 31, 2003 and 2002, respectively.

11.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Presented below is information concerning securities sold with agreement to repurchase:

	At or for the Fiscal Year Ended December 31,	At or for the Six Months Ended December 31,	At or for the Fiscal Year Ended June 30,
	2003	2002	2002	2001
Balance outstanding at end of period	$12,675	$95,541	$97,717	$427,788
Average interest cost at end of period (1)	4.96%	5.68%	5.61%	4.73%
Average balance outstanding during the period	$71,302	$97,941	$260,988	$437,153
Average interest cost during the period	8.86%	5.35%	4.47%	6.26%
Carrying value of underlying collateral at end of period	$12,967	$85,226	$95,994	$425,450
Estimated fair value of underlying collateral	$13,045	$87,479	$96,093	$430,803
Maximum balance outstanding at month end during the year	$86,020	$98,728	$395,444	$455,603

(1) Excluding prepayment expenses of $2,555 on securities sold under agreements to repurchase recorded during the year ended December 31, 2003, the average interest cost of securities sold under agreement to repurchase was 5.29% during the year ended December 31, 2003.  Excluding prepayment expenses of $339 on securities sold under agreements to repurchase recorded during the year ended June 30, 2002, the average interest cost of securities sold under agreement to repurchase was 4.31% during the year ended June 30, 2002.  There were no prepayments of securities sold under agreements to repurchase during the six months ended December 31, 2002 or the year ended June 30, 2001.

12.   FEDERAL HOME LOAN BANK OF NEW YORK ADVANCES

The Bank had borrowings (''Advances'') from the FHLBNY totaling $534,000 and $555,000 at December 31, 2003 and 2002, respectively. The average interest cost of FHLBNY Advances was 4.26% during the year ended December 31, 2003, 6.18% during the six months ended December 31, 2002, and 6.94% and 6.13%, respectively, during the fiscal years ended June 30, 2002 and 2001.  The average interest rate on outstanding FHLBNY Advances was 3.85% and 4.11%, respectively, at December 31, 2003 and 2002.  At December 31, 2003, in accordance with its Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank maintained the requisite qualifying collateral with the FHLBNY (principally real estate loans), as defined by the FHLBNY, to secure such Advances.  During the year ended December 31, 2003, the six months ended December 31, 2002 and the fiscal years ended June 30, 2002 and 2001, prepayment expenses were paid on FHLBNY Advances totaling $1,589, $3,642, $5,848 and $766, respectively, and were recorded as interest expense on FHLBNY Advances.  Excluding these prepayment expenses, the average cost on FHLBNY borrowings was 3.98% during the year ended December 31, 2003, 4.90% during the six months ended December 31, 2002, 5.85% during the fiscal year ended June 30, 2002 and 5.99% during the fiscal year ended June 30, 2001.

13.   SUBORDINATED NOTES PAYABLE

On April 12, 2000, the Company issued subordinated notes in the aggregate amount of $25,000. The notes have a fixed rate of interest of 9.25% and mature on May 1, 2010.  Interest expense recorded on the notes, inclusive of amortization of related issuance costs, was $2,396 during the year ended December 31, 2003, $1,198 during the six months ended December 31, 2002, and $2,396 during both the fiscal years ended June 30, 2002 and 2001, respectively.

14.   INCOME TAXES

The Company's consolidated Federal, State and City income tax provisions were comprised of the following:

	Fiscal Year Ended December 31,			Six Months Ended December 31,
		2003			2002
	Federal	State and City	Total	Federal	State and City	Total
Current	$30,202	$4,285	$34,487	$17,318	$817	$18,135
Deferred	(3,439)	(247)	(3,686)	(4,800)	673	(4,127)
	$26,763	$4,038	$30,801	$12,518	$1,490	$14,008

	Fiscal Year Ended June 30,			Six Months Ended June 30,
		2002			2001
	Federal	State and City	Total	Federal	State and City	Total
Current	$19,194	$2,532	$21,726	$12,718	$1,515	$14,233
Deferred	710	390	1,100	1,740	(152)	1,588
	$19,904	$2,922	$22,826	$14,458	$1,363	$15,821

The preceding table excludes tax effects recorded directly to stockholders’ equity in connection with: unrealized gains and losses on securities available for sale, stock-based compensation plans, and adjustment to other comprehensive income relating to minimum pension liability.  These tax effects are disclosed as part of the presentation of the Statement of Changes in Stockholders’ Equity and Comprehensive Income.

The provision for income taxes differed from that computed at the Federal statutory rate as follows:

	Fiscal Year Ended December 31,	Six Months Ended December 31,	Fiscal Year Ended June 30,
	2003	2002	2002	2001
Tax at Federal statutory rate	$28,727	$13,114	$21,526	$14,371
State and local taxes, net of Federal income tax benefit	2,625	969	1,899	886
Goodwill amortization	-	-	-	1,616
Benefit plan differences	419	202	282	(8)
Adjustments for prior period tax returns	(114)	-	-	(311)
Investment in Bank Owned Life Insurance	(741)	(393)	(770)	(737)
Other, net	(115)	116	(111)	4
	$30,801	$14,008	$22,826	$15,821
Effective tax rate	37.53%	37.39%	37.11%	38.53%

In accordance with SFAS 109, deferred tax assets and liabilities are recorded for temporary differences between the book and tax bases of assets and liabilities.

The components of Federal and net State and City deferred income tax assets and liabilities were as follows:

	At December 31,
Deferred tax assets:	2003	2002
Excess book bad debt over tax bad debt reserve (a)	$6,688	$6,643
Employee benefit plans (a)	3,336	3,166
Tax effect of other comprehensive income on securities available for sale (a)	723	-
Other (a)	51	64
Total deferred tax assets	10,798	9,873
Deferred tax liabilities:
Undistributed earnings of subsidiary (b)	$-	$2,728
Tax effect of other comprehensive income on securities available for sale (a)	-	1,769
Difference in book and tax carrying value of fixed assets (a)	31	(29)
Tax effect of purchase accounting fair value adjustments (a)	686	1,582
Other (a)	126	46
Total deferred tax liabilities	$843	$6,096
Net deferred tax (liability) asset	$9,955	$3,777

(a)

Recorded in other assets.

(b)

Recorded in other liabilities.

At December 31, 2003, the Bank had approximately $57,000 of bad debt reserves for New York State income tax purposes for which no provision for income tax was required to be recorded.  However, these bad debt reserves could be subject to recapture into taxable income under certain circumstances.  Approximately $15,000 of the Bank’s previously accumulated bad debt deductions were similarly subject to potential recapture for federal income tax purposes at December 31, 2003.  A New York State and Federal recapture liability could be triggered by certain actions, including a distribution of these bad debt benefits to the Holding Company or the failure of the Bank to qualify as a bank for federal or New York tax purposes.

In order for the Bank to be permitted to maintain a New York State tax bad debt reserve for thrifts, certain thrift definitional tests must be met on an ongoing basis.  These definitional tests include maintaining at least 60% of its assets in thrift qualifying assets, as defined for tax purposes, and maintaining a thrift charter. If the Bank failed to meet these definitional tests, the transition to the reserve method permitted to commercial banks under New York State income tax law would result in an increase in the New York State income tax provision, and a deferred tax liability would be established to reflect the eventual recapture of some or all of the New York bad debt reserve.

The Company expects that it will take no action in the foreseeable future which would require the establishment of a tax liability associated with these bad debt reserves.

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

#

The net periodic cost (credit) for the Employee Retirement Plan includes the following components:

	Fiscal Year Ended December 31,	Six Months Ended December 31,	Fiscal Year Ended June 30,
	2003	2002	2002	2001
Interest cost	$1,081	$550	$1,084	$1,073
Actual return on plan assets	(1,504)	(603)	(1,316)	(1,554)
Net amortization and deferral	634	99	38	(11)
Net periodic cost (credit)	$211	$46	$(194)	$(492)

The funded status of the Employee Retirement Plan was as follows:

	December 31,	December 31,
Period Ended	2003	2002
Projected benefit obligation:
Balance at beginning of period	$16,753	$15,196
Interest cost	1,081	550
Actuarial loss	827	1,538
Benefit payments	(1,057)	(527)
Settlements	(7)	(4)
Balance at end of period	17,597	16,753
Plan assets at fair value (investments in trust funds managed by trustee)
Balance at beginning of period	17,236	13,922
Return on plan assets	2,013	(2,405)
Contributions	-	6,250
Benefit payments	(1,057)	(527)
Settlements	(7)	(4)
Balance at end of period	18,185	17,236

Funded status:
Excess of plan assets over projected benefit obligation	588	483
Unrecognized loss from experience different from that assumed	7,643	7,959
Unfunded minimum pension liability	-	-
Prepaid retirement expense included in other assets	8,231	8,442

The Bank does not anticipate making any contributions to the Employee Retirement Plan in 2004.

Major assumptions utilized were as follows:

Period Ended	December 31, 2003	December 31, 2002
Discount rate	6.25%	6.625%
Expected long-term return on plan assets	9.00	9.00
Rate of increase in compensation levels	-	-

The expected long-term rate of return on plan assets assumptions were set based upon historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan's target allocation of asset classes.  Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5% to 9% and 2% to 6%, respectively.  The long-term inflation rate was estimated to be 3%.  When these overall return expectations are applied to the plan's target allocation, the expected rate of return is determined to be 9.0%, which is roughly the midpoint of the range of the expected return.

#

The weighted average allocation by asset category of the assets of the Employee Retirement Plan were summarized as follows:

Asset Category	At December 31,
	2003	2002
Equity securities	67%	62%
Debt securities (bond mutual funds)	33	38
Total	100%	100%

These allocations as of December 31, 2003 and 2002 are consistent with future planned allocation percentages as of December 31, 2003.

Benefit Maintenance Plan of Dime Community Bancshares, Inc. ("BMP") and Retirement Plan for Board Members of Dime Community Bancshares, Inc. ("Directors' Retirement Plan") - The Company and Bank maintain the BMP, which exists in order to compensate executive officers for any curtailments in benefits due to the statutory limitations on benefit plans.  As of December 31, 2003 and 2002, the BMP has an investment in the Company's common stock of $5,584 and $3,867, respectively.  Benefit accruals under the defined benefit portion of the BMP were suspended on April 1, 2000, when they were suspended under the Employee Retirement Plan.

Effective July 1, 1996, the Bank established the Directors' Retirement Plan, which provides benefits to each eligible outside director commencing upon their termination of Board service or at age 65.  Each outside director who serves as an outside director will automatically become a participant in the Directors' Retirement Plan.

The combined cost for the defined benefit portion of the BMP and the Directors' Retirement Plan includes the following components:

	Fiscal Year Ended December 31,	Six Months Ended December 31,	Fiscal Year Ended June 30,
	2003	2002	2002	2001
Service cost	$25	$9	$17	$15
Interest cost	310	152	291	273
Net amortization and deferral	130	52	105	107
	$465	$213	$413	$395

The defined contribution costs incurred by the Company related to the BMP were $1,975 and $2,169, respectively, for the year ended December 31, 2003 and six months ended December 31, 2002 and were $1,264 and $333, respectively, for the fiscal years ended June 30, 2002 and 2001, respectively.  There is no defined contribution cost incurred by the Company or Bank under the Directors' Retirement Plan.

#

The combined funded status of the defined benefit portion of the BMP and Directors' Retirement Plan was as follows:

	December 31,	December 31,
Period Ended	2003	2002
Projected benefit obligation:
Balance at beginning of period	$4,735	$4,216
Service cost	25	10
Interest cost	310	152
Benefit payments	(10)	-
Actuarial (gain) loss	(415)	357
Balance at end of period	4,645	4,735

Plan assets at fair value:
Balance at beginning of period	-	-
Contributions	10	-
Benefit payments	(10)	-
Balance at end of period	-	-

Funded status:
Deficiency of plan assets over projected benefit obligation	(4,645)	(4,735)
Contributions by employer	8	-
Unrecognized loss from experience different from that assumed	181	622
Unrecognized net past service liability	376	481
Accrued expense included in other liabilities	$(4,080)	$(3,632)

Amount recognized in statement of financial condition consists of:
Accrued liability	$(4,080)	$(4,104)
Intangible asset	-	472
Net amount recognized	$(4,080)	$(3,632)

Major assumptions utilized were as follows:

Period Ended	December 31, 2003		December 31, 2002
	BMP	Directors' Retirement Plan	BMP	Directors' Retirement Plan
Discount rate	6.25%	6.25%	6.625%	6.50%
Rate of increase in compensation levels	-	4.00	-	4.00

401(k) Plan - The Bank also maintains the 401(k) Plan which covers substantially all employees.  The 401(k) Plan annually receives the proceeds from a 100% vested cash contribution to all participants in the ESOP in the amount of 3% of "covered compensation" [defined as total W-2 compensation including amounts deducted from W-2 compensation for pre-tax benefits such as health insurance premiums and contributions to the 401(k) Plan] up to applicable Internal Revenue Service limits.  The participants have the ability to invest this contribution in any of the investment options offered under the 401(k) Plan.  Otherwise, the Bank makes no other contributions to the 401(k) Plan.  Expenses associated with this contribution totaled $393 during the year ended December 31, 2003, $180 during the six months ended December 31, 2002, and $300 and $288 during the fiscal years ended June 30, 2002 and 2001, respectively.

The 401(k) plan owns participant investments in the Company's common stock for the accounts of participants which totaled $12,917 and $8,253 at December 31, 2003 and 2002 and $9,619 and $6,428 at June 30, 2002 and 2001, respectively.

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

The Postretirement Benefit Plan cost includes the following components:

	Year Ended December 31,	Six Months Ended December 31,	Fiscal Year Ended June 30,
	2003	2002	2002	2001
Service cost	$57	$21	$36	$41
Interest cost	242	120	183	172
Unrecognized past service liability	(28)	(14)	(28)	(29)
Amortization of unrealized gain/loss	41	-	-	-
	$312	$127	$191	$184

The funded status of the Postretirement Benefit Plan was as follows:

	At December 31,	At December 31,
	2003	2002
Projected benefit obligation:
Balance at beginning of period	$3,758	$3,294
Service cost	57	21
Interest cost	242	120
Actuarial loss	(94)	420
Benefit payments	(184)	(97)
Balance at end of period	3,779	3,758

Plan assets at fair value:
Balance at beginning of period	-	-
Contributions	184	97
Benefit payments	(184)	(97)
Balance at end of period	-	-

Funded status:
(Deficiency) of plan assets over projected benefit obligation	(3,779)	(3,758)
Unrecognized loss from experience different from that assumed	913	1,049
Unrecognized net past service liability	(140)	(169)
Accrued expense included in other liabilities	$(3,006)	$(2,878)

The assumed medical cost trend rates used in computing the accumulated Postretirement Benefit Plan obligation was 10.0% in 2003 and was assumed to decrease gradually to 3.75% in 2010 and remain at that level thereafter.  An escalation in the assumed medical care cost trend rates by 1% in each year would increase the accumulated Postretirement Benefit Plan obligation by approximately $202.  The assumed discount rate and rate of compensation increase used to measure the accumulated Postretirement Benefit Plan obligation at December 31, 2003 were 6.25% and 3.5%, respectively.  The assumed discount rate and rate of compensation increase used to measure the accumulated Postretirement Benefit Plan obligation at December 31, 2002 were 6.625% and 4.0%, respectively. The assumed discount rate and rate of compensation increase used to measure the accumulated Postretirement Benefit Plan obligation at June 30, 2002 were 7.50% and 4.75%, respectively. The assumed discount rate and rate of compensation increase used to measure the accumulated Postretirement Benefit Plan obligation at June 30, 2001 were 7.25% and 4.75%, respectively.

On January 12, 2004, the FASB issued FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-1").  FSP 106-1 permits employers that sponsor postretirement benefit plans (plan sponsors) that provide prescription drug benefits to retirees to make a one-time election to defer accounting impact, if any, of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "Act"), which was enacted into law on December 8, 2003. The Company has elected to defer recognition of the provisions of the Act as permitted by FSP 106-1 due to uncertainties regarding some of the new Medicare provisions and a lack of authoritative accounting guidance regarding certain matters.  Changes to previously reported information may be required depending on the transition guidance issued in future authoritative guidance.

ESOP - The Company adopted the ESOP in connection with the Bank's conversion to stock ownership.  The ESOP borrowed $11,638 from the Company and used the funds to purchase 2,618,550 shares of the Company's common stock.  The loan was originally to be repaid principally from the Bank's discretionary contributions to the ESOP over a period of time not to exceed 10 years from the date of the conversion.  Effective July 1, 2000 the loan agreement was amended to extend the repayment period to thirty years from the date of the conversion, with the right of optional prepayment.  In exchange for the extension of the loan agreement, various benefits were offered to participants, which included the addition of pre-tax employee contributions to the 401(k) Plan, a 3% annual employer contribution to the ESOP (which is automatically transferred to the 401(k) Plan), and the pass-through of cash dividends received by the ESOP to the individual participants.  The loan had an outstanding balance of $5,202 and $5,661 at December 31, 2003 and December 31, 2002 and a fixed rate of 8.0%.

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.  Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation.  The ESOP vests at a rate of 25% per year of service beginning after two years, with full vesting after five years, or upon attainment of age 65, death, disability, retirement or in the event of a "change of control" of the Company as defined in the ESOP.  Common stock allocated to participating employees totaled 99,479 shares, 99,478 shares, 99,478 shares and 64,591 shares, respectively, during the year ended December 31, 2003, the six months ended December 31, 2002, and the years ended June 30, 2002 and 2001, respectively.  The ESOP benefit expense recorded in accordance with Statement of Position No. 93-6 for allocated shares totaled $2,434, $1,073, $1,838 and 1,060 respectively, for the year ended December 31, 2003, the six months ended December 31, 2002, and the year ended June 30, 2002 and 2001.

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

Stock Benefit Plans

RRP - In December 1996, the Company's shareholders approved the RRP, which is designed to retain key officers and directors of the Company and Bank, as well as to provide these persons with a proprietary interest in the Company.  On February 1, 1997, the Company allocated 1,309,275 shares of stock to employees and outside directors.  These shares vested in equal installments on February 1, 1998, 1999, 2000, 2001, and 2002.   On each vesting date, the RRP re-acquired shares that were sold by RRP participants in order to fund income tax obligations associated with their individual vesting of shares.  In addition, during the period February 1, 1997 through February 1, 2002 the RRP re-acquired shares that were forfeited by participants.  The shares re-acquired by the RRP during the period February 1, 1997 through February 1, 2002, either through the repurchase or forfeiture of previously allocated shares, totaled 229,198.  On May 17, 2002, a grant of 45,000 RRP shares was made to executive officers of the Company or the Bank.  These shares vest as follows:  20% on November 25, 2002, and 20% each on April 25, 2003, 2004, 2005 and 2006.  The RRP has re-acquired 7,125 shares of common stock that were sold by RRP participants in order to fund income tax obligations associated with their individual vesting of shares under the grant made on May 17, 2002.  At December 31, 2003, 191,323 shares held by the RRP remain eligible for future allocation.  The Company continues to account for compensation expense under the RRP pursuant to Accounting Principles Board No. 25, measuring compensation cost based upon the average acquisition value of the RRP shares.

The following is a summary of activity related to the RRP for the year ended December 31, 2003, the six months ended December 31, 2002 and the years ended June 30, 2002 and 2001:

At or for the Fiscal Year Ended December 31,	At or for the Six-Months Ended December 31,		At or for the Fiscal Year Ended June 30,
	2003	2002	2002	2001
Shares acquired (a)	3,602	3,523	50,226	43,171
Shares vested	9,000	9,000	232,776	232,776
Shares allocated	-	-	45,000	-
Unallocated shares - end of period	191,323	187,721	184,198	178,972
Unvested allocated shares – end of period	27,000	36,000	45,000	232,776
Compensation recorded to expense	$108	$143	$1,152	$1,928

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

On February 1, 2003, 402,700 stock options under the 2001 Stock Option Plan were granted to officers and certain employees.  All of these stock options expire on February 1, 2013.  One-fourth of the options granted to participants under this grant become exercisable by participants on February 1, 2004, 2005, 2006 and 2007, respectively.  On February 1, 2003, 50,000 stock options under the 2001 Stock Option Plan were granted to outside directors.  All of these stock options expire on February 1, 2013 and became exercisable by the respective directors on February 1, 2004.

#

Combined activity related to the 1996 and 2001 Stock Option Plans for the year ended December 31, 2003, the six months ended December 31, 2002, and the fiscal years ended June 30, 2002 and 2001 is as follows:

	At or for the Year Ended December 31,	At or for the Six Months Ended December 31	At or for the Year Ended June 30,
	2003	2002	2002	2001
Options outstanding - beginning of period	2,353,714	2,739,280	3,410,249	3,580,514
Options granted	452,700	-	405,300	-
Weighted average exercise price of grants	$19.73	-	$16.36	-
Options exercised	842,166	382,716	1,073,869	165,765
Weighted average exercise price of exercised options	$6.44	$6.38	$6.31	$4.76
Options forfeited	4,719	2,850	2,400	4,500
Weighted average exercise price of forfeited options	$19.13	$11.85	$12.79	$6.76
Options outstanding - end of period	1,959,529	2,353,714	2,739,280	3,410,249
Weighted average exercise price on outstanding options - end of period	$11.24	$7.90	$7.70	$6.23
Remaining options available for grant under the plans	516,433	964,414	961,564	14,464
Exercisable options at end of period	1,275,464	2,000,000	2,248,405	2,727,709
Weighted average exercise price on exercisable options - end of period	$7.73	$6.82	$6.17	$6.16

Information regarding the range of exercise prices and weighted average remaining contractual life of both options outstanding and options exercisable as of December 31, 2003 is summarized as follows:

Range of Exercise Prices	Outstanding as of December 31, 2003	Exercisable as of December 31, 2003	Weighted Average Exercise Price	Weighted Average Contractual Years Remaining
$3.00 - $3.50	20,566	20,566	$3.47	2.8
$4.00 - $4.50	149,419	149,419	4.26	3.3
$6.00 - $6.50	880,968	880,968	6.45	3.0
$6.50 - $7.00	78,150	21,000	6.84	6.1
$16.00 - $16.50	381,601	203,511	16.36	7.9
$19.50-$20.00	448,825	-	19.73	9.1

The weighted average fair value per option at the date of grant/conversion for stock options granted/converted was estimated as follows:

	Granted Options(a)	FIBC Converted Options

Estimated fair value on date of grant/conversion	$3.32	$6.14
Pricing methodology utilized	Binomial Option/ Black- Scholes	Binomial Option
Expected life (in years)	6.7	7.5
Interest rate	5.41%	5.25%
Volatility	26.86	22.78
Dividend yield	1.84	2.00

(a) Represents weighted average values of stock options granted on December 26, 1996, January 20, 2000, November 21, 2001 and February 1, 2003.

#

16.   COMMITMENTS AND CONTINGENCIES

Mortgage Loan Commitments and Lines of Credit - At December 31, 2003 and 2002, the Bank had outstanding commitments to make real estate loans aggregating approximately $94,500 and $112,225, respectively.

At December 31, 2003, commitments to originate fixed-rate and adjustable-rate real estate loans were $7,987 and $86,513 respectively.  Interest rates on fixed-rate commitments ranged between 3.50% and 6.875%. Substantially all of the Bank's commitments will expire within three months of their acceptance by the prospective borrower.  A concentration risk exists with these commitments as virtually all of the outstanding mortgage loan commitments involve multi-family and underlying cooperative properties located within the New York City metropolitan area.

At December 31, 2003, unused lines of credit offered on one- to four-family residential, multi-family residential and commercial real estate loans totaled $28.3 million.

The Bank had available at December 31, 2003 unused lines of credit with the FHLBNY totaling $100,000 expiring on September 13, 2004.

Lease Commitments - At December 31, 2003, aggregate minimum annual rental commitments on leases are as follows:

Year Ended December 31,	Amount
2004	897
2005	860
2006	877
2007	857
2008	688
Thereafter	3,166
Total	$7,345

Rental expense for the year ended December 31, 2003, the six months ended December 31, 2002 and the years ended June 30, 2002 and 2001 approximated $1,117, $533, $906 and $812, respectively.

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

The estimated fair values of the Company's consolidated financial instruments at December 31, 2003 and December 31, 2002 were as follows:

December 31, 2003	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$24,073	$24,073
Investment securities held to maturity	710	718
Investment securities available for sale	37,107	37,107
Mortgage-backed securities held to maturity	770	822
Mortgage-backed securities available for sale	461,967	461,967
Loans, net	2,175,572	2,223,654
Loans held for sale	2,050	2,050
Federal funds sold and short-term investments	95,286	95,286
Accrued interest receivable	12,030	12,030
FHLBNY stock	26,700	26,700
Liabilities:
Savings, money market, NOW, Super NOW and checking accounts	1,241,328	1,241,328
Certificates of Deposit	800,350	806,565
Escrow and other deposits	39,941	39,941
Borrowed funds	571,675	591,380
Accrued interest payable	2,850	2,850
Off Balance Sheet
Commitments to extend credit	-	(717)

#

December 31, 2002	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$21,487	$21,487
Investment securities held to maturity	825	835
Investment securities available for sale	104,564	104,564
Mortgage-backed securities held to maturity	2,249	2,337
Mortgage-backed securities available for sale	360,703	360,703
Loans, net	2,150,033	2,241,390
Loans held for sale	4,586	4,586
Federal funds sold and short-term investments	114,291	114,291
Accrued interest receivable	15,101	15,101
FHLBNY stock	34,890	34,890
Liabilities:
Savings, money market, NOW, Super NOW and checking accounts	1,097,035	1,097,035
Certificates of Deposit	830,140	840,379
Escrow and other deposits	36,678	36,678
Borrowed funds	675,541	713,837
Accrued interest payable	3,630	3,630
Off Balance Sheet
Commitments to extend credit	-	(1,817)

18.   TREASURY STOCK

The Company purchased 1,075,000 shares, 545,500 shares, 750,524 shares and 919,930 shares of its common stock into treasury during the year ended December 31, 2003, the six months ended December 31, 2002 and the years ended June 30, 2002 and 2001, respectively.  All shares were purchased in accordance with applicable regulations of the Office of Thrift Supervision ("OTS") and the Securities and Exchange Commission.

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

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below).  The Bank's primary regulatory agency, the OTS, requires that the Bank maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, and total risk-based capital (as defined in the regulations) of 8%.  In addition, insured institutions in the strongest financial and managerial condition, with a rating of one (the highest rating of the OTS under the Uniform Financial Institutions Rating System) are required to maintain a Leverage Capital Ratio  (the "Leverage Capital Ratio") of not less than 3.0% of total assets.  For all other banks, the minimum Leverage Capital Ratio requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the institution.  The Bank is also subject to prompt corrective action requirement regulations promulgated by the Federal Deposit Insurance Corporation.  These regulations require the Bank to maintain a minimum of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations).  Management believes, as of December 31, 2003, that the Bank satisfies all capital adequacy requirements to which it is subject.

As of December 31, 2003, the Bank satisfied all criteria necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action.  To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of December 31, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$231,096	7.97%	$43,492	1.5%	N/A	N/A
Leverage capital	231,096	7.97	115,979	4.0%	N/A	N/A
Total risk-based capital (to risk weighted assets)	240,809	15.03	128,144	8.0%	160,180	10.00
Tier I risk-based capital (to risk weighted assets)	231,096	14.43	N/A	N/A	96,108	6.00
Tier I leverage capital (to average assets)	231,096	7.55	N/A	N/A	152,980	5.00

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of December 31, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$205,991	7.19%	$43,000	1.5%	N/A	N/A
Leverage capital	205,991	7.19	114,667	4.0%	N/A	N/A
Total risk-based capital (to risk weighted assets)	221,448	13.17	134,476	8.0%	168,095	10.00
Tier I risk-based capital (to risk weighted assets)	205,991	12.25	N/A	N/A	100,857	6.00
Tier I leverage capital (to average assets)	205,991	7.13	N/A	N/A	143,738	5.00

The following is a reconciliation of GAAP capital to regulatory capital for the Bank:

	At December 31, 2003			At December 31, 2002
	Tangible Capital	Leverage Capital	Risk-Based Capital	Tangible Capital	Leverage Capital	Risk-Based Capital
GAAP capital	$286,620	$286,620	$286,620	$265,297	$265,297	$265,297
Non-allowable assets:
Core deposit intangible	(873)	(873)	(873)	(1,698)	(1,698)	(1,698)
Loan servicing asset	(227)	(227)	(227)
Accumulated other comprehensive income	1,214	1,214	1,214	(1,970)	(1,970)	(1,970)
Goodwill	(55,638)	(55,638)	(55,638)	(55,638)	(55,638)	(55,638)
General valuation allowance	-	-	15,018	-	-	15,457
Adjustment for recourse provision on loans sold	-	-	(5,305)
Regulatory capital	231,096	231,096	240,809	205,991	205,991	221,448
Minimum capital requirement	43,492	115,979	128,144	43,000	114,667	134,476
Regulatory capital excess	$187,604	$115,117	$112,665	$162,991	$91,324	$86,972

20.   CHANGE IN FISCAL YEAR END

Effective July 1, 2002, the Corporation changed its fiscal year from a twelve month period ending June 30th to a twelve month period ending December 31st.  The Company's financial statements include the six-month transition period from July 1, 2002 to December 31, 2002.

#

The following table presents certain financial information for the fiscal year ended December 31, 2003 and the unaudited year ended December 31, 2002, and information for the six month transition period ended December 31, 2002 and the unaudited six-months ended December 31, 2001.

	Year Ended December 31,		Six Months Ended December 31,
	2003	2002 (Unaudited)	2002	2001 (Unaudited)
Total interest income	$169,115	$181,914	90,469	93,136
Total interest expense	71,063	91,790	43,278	53,732
Net interest income	98,052	90,124	47,191	39,404
Provision for loan losses	288	240	120	120
Total non-interest income	25,122	19,999	10,765	5,603
Total non-interest expense	40,809	38,696	20,368	17,103
Income before income taxes	82,077	71,187	37,468	27,784
Income tax expense	30,801	26,565	14,008	10,269
Net income	$51,276	$44,622	$23,460	$17,515
Earnings per Share:
Basic	$2.14	$1.84	$0.97	$0.74
Diluted	2.06	1.76	0.93	0.70
Weighted average basic shares outstanding	23,948,518	24,208,102	24,191,407	23,598,077
Weighted average diluted shares outstanding	24,900,171	25,339,061	25,242,792	24,950,700
Dividends declared per common share	$0.62	$0.44	$0.24	$0.18

21.   QUARTERLY FINANCIAL INFORMATION

The following represents the unaudited results of operations for each of the quarters during the fiscal year ended December 31, 2003, the six months ended December 31, 2002, and the fiscal years ended June 30, 2002 and 2001.

For the three months ended	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Net interest income	$26,269	$25,604	$25,480	$20,699
Provision for loan losses	60	60	88	80
Net interest income after provision for loan losses	26,209	25,544	25,392	20,619
Non-interest income	5,365	4,754	9,406	5,597
Non-interest expense	9,669	9,696	9,769	11,675
Income before income taxes	21,905	20,602	25,029	14,541
Income tax expense	8,268	8,005	9,857	4,671
Net income	$13,637	$12,597	$15,172	$9,870
Earnings per share (1):
Basic	$0.57	$0.53	$0.64	$0.41
Diluted	$0.55	$0.51	$0.61	$0.40

#

For the three months ended	September 30, 2002	December 31, 2002
Net interest income	$24,223	$22,968
Provision for loan losses	60	60
Net interest income after provision for loan losses	24,163	22,908
Non-interest income	3,490	7,275
Non-interest expense	10,127	10,241
Income before income taxes	17,526	19,942
Income tax expense	6,598	7,410
Net income	$10,928	$12,532
Earnings per share (1):
Basic	$0.45	$0.52
Diluted	$0.43	$0.50

For the three months ended	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002
Net interest income	$18,956	$20,448	$22,050	$20,883
Provision for loan losses	60	60	60	60
Net interest income after provision for loan losses	18,896	20,388	21,990	20,823
Non-interest income	2,587	3,016	3,212	6,022
Non-interest expense	8,322	8,781	8,886	9,442
Income before income taxes	13,161	14,623	16,316	17,403
Income tax expense	4,837	5,432	6,161	6,396
Net income	$8,324	$9,191	$10,155	$11,007
Earnings per share (1):
Basic	$0.35	$0.39	$0.42	$0.45
Diluted	$0.33	$0.37	$0.40	$0.43

For the three months ended	September 30, 2000	December 31, 2000	March 31, 2001	June 30, 2001
Net interest income	$15,847	$16,540	$16,967	$18,251
Provision for loan losses	60	560	60	60
Net interest income after provision for loan losses	15,787	15,980	16,907	18,191
Non-interest income	1,802	2,771	2,201	2,518
Non-interest expense	8,367	8,802	8,785	9,142
Income before income taxes	9,222	9,949	10,323	11,567
Income tax expense	3,649	3,957	3,763	4,452
Net income	$5,573	$5,992	$6,560	$7,115
Earnings per share (1):
Basic	$0.23	$0.25	$0.28	$0.30
Diluted	$0.22	$0.24	$0.26	$0.28

(1) The quarterly earnings per share amounts, when added, may not coincide with the full fiscal year earnings per share reported on the Consolidated Statement of Operations due to differences in the computed weighted average shares outstanding as well as rounding differences.

#

22.   CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following statements of condition as of December 31, 2003 and 2002, and the related statements of operations and cash flows for the year ended December 31, 2003, the six months ended December 31, 2002 and the years ended June 30, 2002, and 2001, reflect the Company's investment in its wholly-owned subsidiaries, the Bank and 842 Manhattan Avenue Corp., using the equity method of accounting:

DIME COMMUNITY BANCSHARES, INC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	At December 31,	At December 31,
	2003	2002
ASSETS:
Cash and due from banks	$896	$54
Investment securities available for sale	7,936	6,963
Mortgage-backed securities available for sale	5,166	9,208
Federal funds sold and short term investments	3,753	2,757
ESOP loan to subsidiary	5,202	5,661
Investment in subsidiary	286,913	265,649
Other assets	587	1,172
Total assets	$310,453	$291,464

LIABILITIES AND STOCKHOLDERS' EQUITY:
Securities sold under agreement to repurchase	-	-
Subordinated notes payable	$25,000	$25,000
Other liabilities	1,534	727
Stockholders' equity	283,919	265,737
Total liabilities and stockholders' equity	$310,453	$291,464

DIME COMMUNITY BANCSHARES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Fiscal Year Ended December 31,	Six Months Ended December 31,	Fiscal Year Ended June 30,
	2003	2002	2002	2001
Net interest loss	$(1,308)	$(473)	$(654)	$(341)
Dividends received from Bank	35,000	15,000	13,500	9,500
Non-interest income	1	-	2,015	972
Non-interest expense	(701)	(528)	(741)	(519)
Income before income taxes and equity in undistributed earnings of direct subsidiaries	32,992	13,999	14,120	9,612
Income tax credit (expense)	697	458	(240)	60
Income before equity in undistributed earnings of direct subsidiaries	33,689	14,457	13,880	9,672
Equity in undistributed earnings of subsidiaries	17,587	9,003	24,797	15,568
Net income	$51,276	$23,460	$38,677	$25,240

#

DIME COMMUNITY BANCSHARES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended December 31,	Six Months Ended December 31,	Fiscal Year Ended June 30,
	2003	2002	2002	2001
Cash flows from Operating Activities:
Net income	$51,276	$23,460	$38,677	$25,240
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of direct subsidiaries	(17,587)	(9,003)	(24,797)	(15,568)
Gain on sale of assets	-	-	(2,004)	(972)
Net accretion of discount on securities available for sale	6	15	91	77
Decrease (Increase) in other assets	585	(137)	151	67
(Decrease) increase in other liabilities	584	224	(19)	1,170
Net cash provided by operating activities	34,864	14,559	12,099	10,014

Cash flows from Investing Activities:
(Increase) Decrease in federal funds sold and short-term investments	(996)	(868)	9,156	(2,215)
Proceeds from sale of investment securities available for sale	-	-	4,582	2,227
Proceeds from calls and maturities of investment securities available for sale	-	-	-	9,000
Proceeds from transfer of securities	270	243	-	-
Purchases of investment securities available for sale	(323)	(319)	(1,196)	(262)
Principal repayments on mortgage-backed securities available for sale	3,873	2,775	12,726	17,735
Principal repayments on ESOP loan	459	467	474	250
Net cash provided by investing activities	3,283	2,298	25,742	26,735

Cash flows from Financing Activities:
Issuance of common stock	8	4	10	-
Cash disbursed in payment of stock dividend	-	-	(17)	-
Decrease in securities sold under agreement to repurchase	-	(2,000)	(19,325)	(17,801)
Proceeds from issuance of subordinated notes payable	-	-	-	-
Common stock issued for exercise of Stock Options	5,316	2,439	6,689	-
Cash dividends paid to stockholders	(15,801)	(6,205)	(9,867)	(8,733)
Purchase of treasury stock	(26,828)	(11,769)	(14,690)	(9,296)
Purchase of common stock by Benefit Maintenance Plan	-	-	-	(869)
Net cash used in financing activities	(37,305)	(17,531)	(37,200)	(36,699)

Net (decrease) increase in cash and due from banks	842	(674)	641	50
Cash and due from banks, beginning of period	54	728	87	37
Cash and due from banks, end of period	$896	$54	$728	$87

23. SUBSEQUENT EVENT

On February 19, 2004, the Company declared a 50 percent stock dividend to all shareholders of record as of March 1, 2004, having the effect of a three-for-two stock split.  This dividend will be distributed on March 16, 2004.  Except where indicated, share amounts for all periods disclosed in these financial statements do not reflect this stock dividend, which will become effective in the trading price of the Company's common stock as of March 17, 2004.

*   *   *   *   *

Exhibit Number

------------

3(i)	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (1)
3(ii)	Amended and Restated Bylaws of Dime Community Bancshares, Inc. (1)
4.1	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. [See Exhibit 3(i) hereto]
4.2	Amended and Restated Bylaws of Dime Community Bancshares, Inc. [See Exhibit 3(ii) hereto]
4.3	Draft Stock Certificate of Dime Community Bancshares, Inc. (2)
4.4	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock (3)
4.5	Rights Agreement, dated as of April 9, 1998, between Dime Community Bancorp, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (3)
4.6	Form of Rights Certificate (3)
10.1	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Vincent F. Palagiano (4)
10.2	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Michael P. Devine (4)
10.3	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Kenneth J. Mahon (4)
10.4	Employment Agreement between Dime Community Bancorp, Inc. and Vincent F. Palagiano
10.5	Employment Agreement between Dime Community Bancorp, Inc. and Michael P. Devine
10.6	Employment Agreement between Dime Community Bancorp, Inc. and Kenneth J. Mahon
10.7	Form of Employee Retention Agreement by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain officers (4)
10.8	The Benefit Maintenance Plan of Dime Community Bancorp, Inc. (5)
10.9	Severance Pay Plan of The Dime Savings Bank of Williamsburgh (4)
10.10	Retirement Plan for Board Members of Dime Community Bancorp, Inc. (5)
10.11	Dime Community Bancorp, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees, as amended by amendments number 1 and 2 (5)
10.12	Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc., as amended by amendments number 1 and 2 (5)
10.13	Form of stock option agreement for Outside Directors under Dime Community Bancshares, Inc. 1996 and 2001 Stock Option Plans for Outside Directors, Officers and Employees. (5)
10.14	Form of stock option agreement for officers and employees under Dime Community Bancshares, Inc. 1996 and 2001 Stock Option Plans for Outside Directors, Officers and Employees (5)
10.15	Form of award notice for outside directors under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc. (5)
10.16	Form of award notice for officers and employees under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc. (5)
10.17	Financial Federal Savings Bank Incentive Savings Plan in RSI Retirement Trust (6)
10.18	Financial Federal Savings Bank Employee Stock Ownership Plan (6)
10.19

Option Conversion Certificates between Dime Community Bancshares, Inc. and each of Messrs: Russo, Segrete,

   Calamari, Latawiec, O'Gorman, and Ms. Swaya pursuant to Section 1.6(b) of the Agreement and Plan of Merger,

   dated as of July 18, 1998 by and between Dime Community Bancshares, Inc. and Financial Bancorp, Inc. (6)

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (7)
14	Code of Business Ethics
21	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

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

(7)

Incorporated by reference to the registrant's Annual Report on Form 10-Q for the fiscal year ended September 30, 2003 filed on November 14, 2003.

#