Form 10-Q
period 2004-03-31
DIME COMMUNITY BANCSHARES INC
filed 2004-05-10
CIK 1005409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Classes of Common Stock

Number of Shares Outstanding at April 30, 2004

$.01 Par Value

37,299,012

#

	PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements
	Consolidated Statements of Financial Condition at March 31, 2004 (Unaudited) and December 31, 2003	3
	Consolidated Statements of Operations for the Three Months Ended March 31, 2004 and 2003 (Unaudited)	4
	Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended March 31, 2004 and 2003 (Unaudited) and Statements of Comprehensive Income for the Three Months Ended March 31, 2004 and 2003 (Unaudited)	5
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22-23
Item 4.	Controls and Procedures	23

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 2.	Changes in Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits and Reports on Form 8-K	25-26
	Signatures	27

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share amounts)

	March 31, 2004 (Unaudited)	December 31, 2003
ASSETS:
Cash and due from banks	$24,742	$24,073
Federal funds sold and short-term investments	93,616	95,286
Encumbered investment securities held-to-maturity (estimated fair value of $718 and $718 at March 31, 2004 and December 31, 2003, respectively)	710	710
Unencumbered investment securities available for sale	44,722	37,107
Mortgage-backed securities held-to-maturity (estimated fair value of $730 and $822 at March 31, 2004 and December 31, 2003, respectively):
Encumbered	245	267
Unencumbered	442	503
	687	770
Mortgage-backed securities available for sale:
Encumbered	128,264	38,692
Unencumbered	622,787	423,275
	751,051	461,967
Loans:
Real estate	2,283,450	2,186,518
Other loans	3,907	4,072
Less allowance for loan losses	(14,992)	(15,018)
Total loans, net	2,272,365	2,175,572
Loans held for sale	170	2,050
Premises and fixed assets, net	16,685	16,400
Federal Home Loan Bank of New York capital stock	26,200	26,700
Other real estate owned, net	-	-
Goodwill	55,638	55,638
Other assets	86,365	75,388
Total Assets	$3,372,951	$2,971,661
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,179,441	$1,949,372
Non-interest bearing deposits	93,226	92,306
Total deposits	$2,272,667	$2,041,678
Escrow and other deposits	62,496	39,941
Securities sold under agreements to repurchase	100,812	12,675
Federal Home Loan Bank of New York advances	524,000	534,000
Subordinated notes payable	25,000	25,000
Trust Preferred securities payable	72,165	-
Other liabilities	39,963	34,448
Total Liabilities	3,097,103	2,687,742
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at March 31, 2004 and December 31, 2003)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 49,496,551 shares and 49,160,657 shares issued at March 31, 2004 and December 31, 2003, respectively, and 37,409,181 shares and 38,115,111 shares outstanding at March 31, 2004 and December 31, 2003, respectively)	495	492
Additional paid-in capital	189,430	185,991
Retained earnings	239,275	231,771
Accumulated other comprehensive income (loss), net of deferred taxes	1,521	(846)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(5,089)	(5,202)
Unearned and unallocated common stock of Recognition and Retention Plan ("RRP")	(2,590)	(2,617)
Common stock held by Benefit Maintenance Plan ("BMP")	(5,584)	(5,584)
Treasury stock, at cost (12,087,370 shares and 11,045,546 shares at March 31, 2004 and December 31, 2003, respectively)	(141,610)	(120,086)
Total Stockholders' Equity	275,848	283,919
Total Liabilities And Stockholders' Equity	$3,372,951	$2,971,661

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2004	2003
Interest income:
Loans secured by real estate	$33,615	$37,873
Other loans	63	68
Mortgage-backed securities	4,712	4,069
Investment securities	312	907
Other	343	983
Total interest income	39,045	43,900

Interest expense:
Deposits and escrow	9,004	10,221
Borrowed funds	5,925	7,410
Total interest expense	14,929	17,631
Net interest income	24,116	26,269
Provision for loan losses	60	60
Net interest income after provision for loan losses	24,056	26,209

Non-interest income:
Service charges and other fees	1,560	1,413
Net gain on sales of loans	60	592
Net gain on sales and redemptions of securities and other assets	516	64
Income from Bank owned life insurance	504	561
Prepayment fee income	2,543	2,428
Other	434	307
Total non-interest income	5,617	5,365

Non-interest expense:
Salaries and employee benefits	4,683	4,620
ESOP and RRP compensation expense	1,033	546
Occupancy and equipment	1,263	1,236
Federal deposit insurance premiums	84	80
Data processing costs	700	746
Other	2,602	2,441
Total non-interest expense	10,365	9,669

Income before income taxes	19,308	21,905
Income tax expense	6,968	8,268
Net income	$12,340	$13,637

Earnings per Share:
Basic	$0.35	$0.38
Diluted	$0.33	$0.36

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended March 31,
	2004	2003
Common Stock (Par Value $0.01):
Balance at beginning of period	$492	$479
Shares issued in exercise of options	3	1
Balance at end of period	495	480

Additional Paid-in Capital:
Balance at beginning of period	185,991	172,300
Cash paid for fractional shares of stock dividend	(12)	-
Stock options exercised	1,345	364
Tax Benefit of benefit plans	1,450	-
Amortization of excess fair value over cost – ESOP stock	656	404
Balance at end of period	189,430	173,068

Retained earnings:
Balance at beginning of period	231,771	196,309
Net income for the period	12,340	13,637
Cash dividends declared and paid	(4,836)	(3,583)
Balance at end of period	239,275	206,363

Accumulated other comprehensive (loss) income:
Balance at beginning of period	(846)	2,076
Change in other comprehensive (loss) income during the period, net of deferred taxes	2,367	(233)
Balance at end of period	1,521	1,843

Employee Stock Ownership Plan:
Balance at beginning of period	(5,202)	(5,661)
Amortization of earned portion of ESOP stock	113	114
Balance at end of period	(5,089)	(5,547)

Recognition and Retention Plan:
Balance at beginning of period	(2,617)	(2,641)
Amortization of earned portion of RRP stock	27	27
Balance at end of period	(2,590)	(2,614)

Common Stock Held by Benefit Maintenance Plan:
Balance at beginning of period	(5,584)	(3,867)
Common stock acquired	-	(320)
Balance at end of period	(5,584)	(4,187)

Treasury Stock:
Balance at beginning of period	(120,086)	(93,258)
Purchase of treasury shares, at cost	(21,524)	(5,964)
Balance at end of period	(141,610)	(99,222)

Statements of Comprehensive Income
Net Income	$12,340	$13,637
Reclassification adjustment for securities sold, net of taxes of $238 during the three months ended March 31, 2004	(278)	-
Net unrealized securities gains (losses) arising during the period, net of taxes of $(2,253) and benefit of $198 during the three months ended March 31, 2004 and 2003, respectively	2,645	(233)
Comprehensive Income	$14,707	$13,404

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$12,340	$13,637
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on investment and mortgage backed securities sold	(516)	-
Net gain on sale of loans held for sale	(60)	(592)
Net gain on sale of other assets	-	(64)
Net depreciation and amortization	1,079	(53)
ESOP and RRP compensation expense	797	546
Provision for loan losses	60	60
Origination of loans held for sale	(4,615)	(24,080)
Proceeds from sale of loans held for sale	6,555	29,116
Proceeds from sale of other real estate owned	-	198
(Increase) Decrease in other assets	(12,966)	2,013
Increase in other liabilities	5,514	19,100
Net cash provided by operating activities	8,188	39,881
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in other short term investments	1,670	5,626
Proceeds from maturities of investment securities available for sale	5,000	12,250
Proceeds from calls of investment securities available for sale	-	15,000
Proceeds from sales of investment securities available for sale	2,959	-
Proceeds from sales of mortgage backed securities available for sale	18,172	-
Purchases of investment securities available for sale	(15,038)	(282)
Purchases of mortgage backed securities available for sale	(338,673)	(253,153)
Principal collected on mortgage backed securities held to maturity	82	368
Principal collected on mortgage backed securities available for sale	35,018	85,590
Net increase in loans	(96,854)	(7,755)
Purchases of fixed assets	(627)	(748)
Redemption of Federal Home Loan Bank stock	500	3,740
Net cash used in investing activities	(387,791)	(139,364)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in due to depositors	230,989	116,048
Net increase in escrow and other deposits	22,555	18,118
Increase (Decrease) in securities sold under agreements to repurchase	88,137	(9,563)
Decrease in FHLBNY Advances	(10,000)	-
Increase in Trust Preferred borrowings	72,165	-
Cash dividends paid	(4,836)	(3,583)
Cash disbursed for the payment of the stock dividend	(12)	-
Stock options exercised and tax benefits of RRP	2,798	364
Purchases of common stock of RRP and BMP	-	(320)
Purchase of treasury stock	(21,524)	(5,964)
Net cash provided by financing activities	380,272	115,100
INCREASE IN CASH AND DUE FROM BANKS	669	15,617
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	24,073	21,487
CASH AND DUE FROM BANKS, END OF PERIOD	$24,742	$37,104
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	6,576	3,504
Cash paid for interest	14,322	17,126
Increase (Decrease) in accumulated other comprehensive income	2,367	(233)

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of March 31, 2004, and the results of operations, changes in stockholders' equity, comprehensive income and cash flows for the three-month periods ended March 31, 2004 and 2003.  The results of operations for the three-months ended March 31, 2004 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2004.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2003 and notes thereto.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas in the accompanying financial statements where estimates are significant include the allowance for loan losses, the valuation of mortgage servicing rights, asset impairment adjustments, the valuation of debt and equity securities, loan income recognition and the realization of deferred tax assets.

3.   TREASURY STOCK

During the three months ended March 31, 2004, the Holding Company repurchased 1,041,825 shares of its common stock into treasury.  All shares were  recorded at the acquisition cost, which totaled $21.5 million during the three months ended March 31, 2004.

4.   STOCK DIVIDEND

On March 16, 2004, the Holding Company paid a 50% stock dividend to all shareholders of record as of March 1, 2004.  Capital accounts, share and per share data have been adjusted to reflect this dividend, which had the effect of a three-for-two stock split.

5.   ACCOUNTING FOR GOODWILL

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

The Company completed the transitional impairment test for goodwill as of July 1, 2001, and concluded that no potential impairment existed.  The Company subsequently designated the last day of its fiscal year as its annual date for impairment testing.  The Company performed an impairment test as of December 31, 2003 and concluded that no potential impairment of goodwill existed.  No events have occurred nor have circumstances changed subsequent to December 31, 2003 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or changes in circumstances would require an immediate impairment test to be performed in accordance with SFAS 142.

The following table reflects the carrying amount and accrued amortization of the Company’s goodwill and core deposit intangible:

Core Deposit Intangible			Goodwill
	March 31, 2004	December 31, 2003		March 31, 2004	December 31, 2003
(Dollars in thousands)
Original Amount	$4,950	$4,950	Original Amount	$73,107	$73,107
Accumulated Amortization	(4,283)	(4,077)	Accumulated Amortization	(17,469)	(17,469)
Net Carrying Value	$667	$873	Net Carrying Value	$55,638	$55,638

In conjunction with the adoption of SFAS 142, the Company also re-assessed the useful lives and classifications of its identifiable intangible assets and determined that they remain appropriate.  Aggregate amortization expense related to the core deposit intangible was $206,000 for both the three months ended March 31, 2004 and 2003.  Estimated future amortization expense related to the core deposit intangible is as follows:

For the Fiscal Year Ending December 31:
(Dollars in thousands)
2004	619
2005	48
$667

6.   ACCOUNTING FOR STOCK BASED COMPENSATION

The Company maintains the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc.  ("RRP"), the Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees and the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (collectively the "Stock Option Plans"); which are discussed more fully in Note 15 to the Company's consolidated audited financial statements for the year ended December 31, 2003, and which are subject to the accounting requirements of SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148 "Accounting for Stock-Based Compensation – Transition and Disclosures, an Amendment of FASB Statement No. 123" (collectively "SFAS 123").  SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company accounts for stock-based compensation under the Stock Option Plans using the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations.  Accordingly, no stock-based compensation cost has been reflected in net income for stock options, since, for all options granted under the Stock Option Plans, the market value of the underlying common stock on the date of grant equals the exercise price of the common stock.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the 1996 and 2001 Stock Option Plans and RRP shares:

	Three Months Ended March 31,
	2004	2003
(Dollars in Thousands)
Net income, as reported	$12,340	$13,637
Less: Excess stock-based compensation expense determined under the fair value method over the stock-based compensation recorded for all plans, net of applicable taxes	(420)	(330)
Pro forma net income	$11,920	$13,307

Earnings per share
Basic, as reported	$0.35	$0.38
Basic, pro forma	0.33	0.37

Diluted, as reported	$0.33	$0.36
Diluted, pro forma	0.32	0.35

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.   See Note 15 to the Company's consolidated audited financial statements for the year ended December 31, 2003.

6.   PROPOSED ACCOUNTING STANDARD

On March 31, 2004, the Financial Accounting Standards Board ("FASB") issued a proposed statement, Share-Based Payment, that addresses the accounting for share-based payment transactions (e.g., stock options and awards of restricted stock) in which an employer receives employee services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. This proposed statement, if finalized as proposed, would eliminate use of APB 25 and generally would require that such transactions be accounted for using a fair-value-based method and the recording of compensation expense rather than optional pro forma disclosure. The proposed statement, if approved as proposed, would substantially amend SFAS 123.  It is presently uncertain whether the proposed statement will be adopted substantially as proposed, and management is thus currently unable to assess its potential impact on the Company's financial condition or results of operations.

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

Executive Summary

The Holding Company’s primary business is the operation of the Bank.  The Company’s consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings.  The Bank additionally generates non-interest income such as service charges and other fees and income associated with the Bank’s purchase of Bank Owned Life Insurance.  Non-interest expenses consist primarily of employee compensation and benefits, federal deposit insurance premiums, data processing fees, marketing expenses and other operating expenses.  The Company’s consolidated results of operations are also significantly affected by general economic and competitive conditions (particularly fluctuations in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

The Bank’s primary strategy is to increase its household and deposit market shares in the communities that it serves, either through direct marketing, acquisitions or purchases of deposits.  The Bank also seeks to increase its product and service utilization for each individual depositor.  In addition, the Bank’s primary strategy includes the origination of, and investment in, mortgage loans, with an emphasis on multi-family residential loans secured by mixed use properties that are classified as either multi-family residential or commercial real estate loans based upon the income characteristics of the underlying collateral.  Multi-family residential lending is a significant business of the Bank, reflecting the fact that much of the housing in its primary lending area is multi-family.  Recently, the Bank has increased its portfolio of loans secured by mixed-use properties that are classified as commercial real estate loans, typified by commercial units on ground level and residential apartment units on upper floors.

The Company believes that multi-family residential and commercial real estate loans provide advantages as investment assets.  Initially, they offer a higher yield than investment securities of comparable maturities or terms to repricing.  In addition, origination and processing costs for the Bank’s multi-family residential and commercial real estate loans are lower per thousand dollars of originations than comparable one-to four-family loan costs.  Further, the Bank’s market area generally has provided a stable flow of new and refinanced multi-family residential and commercial real estate loan originations.  In order to address the higher credit risk associated with multi-family residential and commercial real estate lending, the Bank has developed underwriting standards that it believes are reliable in order to maintain consistent credit quality for its loans.

The Bank also strives to provide a stable source of liquidity and earnings through the purchase of investment grade securities; seeks to maintain the asset quality of its loans and other investments; and uses appropriate portfolio and asset/liability management techniques in an effort to manage the effects of interest rate volatility on its profitability and capital.  In 2003, the Bank experienced modest growth in assets, primarily in mortgage-backed securities ("MBS") available for sale and commercial real estate loans secured by mixed-use properties.

Prior to the quarter ended March 31, 2004, the overall low interest rate environment had resulted in a greater decline in the average cost of interest bearing liabilities compared to the decline in the average yield on interest earning assets.  During the three months ended March 31, 2004, the continued low interest rate environment had the opposite effect, resulting in a greater decline in the average yield on interest earning assets compared to the decline in the average cost of interest bearing liabilities.  As a result, both the net interest spread and the net interest margin, which had increased during most of 2002 and 2003, declined during the three months ended March 31, 2004.  These declines resulted in a decrease of $2.3 million in net interest income during the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003, which, in effect, led to the decline of $1.3 million in net income during the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

The Company has positioned itself for a potential turn in interest rates by not fully deploying its strong capital position in the historically low interest rate environment of 2003.  The Company would expect a controlled deployment of its capital should interest rates rise steadily, although it may experience some pressure on its net interest income should rates rise rapidly.

General

The Holding Company is a Delaware corporation and holding company of the Bank, a federally chartered stock savings bank.   The Bank's principal business has been, and continues to be, gathering deposits from customers within its market area, and investing them primarily in multi-family residential, commercial and one- to four-family residential real estate loans, construction loans, consumer loans, MBS, obligations of the U.S. Government and Government Sponsored Entities and corporate debt and equity securities.  Virtually all of these business activities are transacted through the Bank.

Selected Financial Highlights and Other Data

(Dollars in thousands except per share amounts)

	For the Three Months
	Ended March 31,
	2004	2003
Performance and Other Selected Ratios:
Return on Average Assets	1.60%	1.82%
Return on Average Stockholders' Equity	17.72	20.44
Stockholders' Equity to Total Assets	8.18	8.73
Tangible Equity to Total Tangible Assets	6.57	6.96
Loans to Deposits at End of Period	100.65	106.37
Loans to Earning Assets at End of Period	71.38	74.39
Net Interest Spread	3.05	3.36
Net Interest Margin	3.29	3.68
Average Interest Earning Assets to Average Interest Bearing Liabilities	111.46	111.33
Non-Interest Expense to Average Assets	1.34	1.29
Efficiency Ratio	35.55	31.21
Effective Tax Rate	36.09	37.74
Dividend Payout Ratio	40.40	25.45
Per Share Data:
Reported EPS (Diluted)	$0.33	$0.36
Cash Dividends Paid Per Share	0.13	0.09
Stated Book Value	7.37	7.08
Tangible Book Value	5.82	5.54
Asset Quality Summary:
Net Charge-offs	$30	$2
Non-performing Loans	1,381	1,264
Other Real Estate Owned	-	-
Non-performing Loans/Total Loans	0.06%	0.06%
Non-performing Assets/Total Assets	0.04	0.04
Allowance for Loan Loss/Total Loans	0.66	0.71
Allowance for Loan Loss/Non-performing Loans	1,085.59	1,227.53
Regulatory Capital Ratios: (Bank Only)
Tangible Capital	7.16%	6.97%
Leverage Capital	7.16	6.97
Total Risk-based capital	14.45	13.21
Earnings to Fixed Charges Ratios
Including Interest on Deposits	2.29x	2.24x
Excluding Interest on Deposits	4.26	3.96

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2003 contains a summary of the significant accounting policies adopted by the Company. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policies with respect to the methodologies it uses to determine the allowance for loan losses, the valuation of mortgage servicing rights ("MSR") and asset impairment judgments (including the valuation of goodwill and intangible assets and other than temporary declines in the value of its securities), and loan income recognition are the Company’s most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations and involve a significant degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the Company's results of operations or financial condition.

The following is a description of the Company's critical accounting policies and an explanation of the methods and assumptions underlying their application. These critical policies and their application are reviewed periodically and at least annually with the Audit Committee of the Company's Board of Directors.

Allowance for Loan Losses. The loan loss reserve methodology consists of several significant components, including a review of the two elements of the Bank's loan portfolio, performing loans and classified loans [i.e., non-performing loans, troubled-debt restructurings and impaired loans under SFAS No. 118, "Accounting by Creditors for Impairment of a Loan- Income Recognition and Disclosures an amendment of FASB Statement No. 114," ("Amended SFAS 114"), as well as loans otherwise internally classified as "Special Mention," "Substandard," or "Doubtful"].  At March 31, 2004, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio.

Performing loans are reviewed at least quarterly, based upon the premise that there are losses inherent within the loan portfolio that have not been identified as of the balance sheet date.  As a result, the Bank calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage and applying it to its performing loans.  In determining the expected loan loss percentage, the Bank considers the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multi-family residential, commercial real estate, cooperative apartment or consumer); the underwriting history of the loan (i.e., whether it was underwritten by the Bank or a predecessor institution acquired subsequently by the Bank and, therefore, originally subjected to different underwriting criteria); both the current condition and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data in order to derive the expected loan loss percentages); the level of and trend in non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by properties located in the New York City metropolitan area) or specific industry conditions within the portfolio segments.  Since the criteria impact the expected loan loss percentages that are applied to performing loans, changes in any one or more of these criteria will effect the amount of the allowance and the provision for loan losses.  The Bank applied the process of determining the allowance for loan losses consistently throughout the three months ended March 31, 2004 and 2003.

Regarding classified loans, generally, the Bank considers non-performing and troubled-debt restructured multi-family residential and commercial real estate loans, along with non-performing one- to four-family loans exceeding $333,700, to be impaired. Non-performing one-to four-family loans of $333,700 or less are considered homogeneous loan pools and are not required to be evaluated for impairment.  Pursuant to Amended SFAS 114, loans determined to be impaired are evaluated in order to establish whether the estimated value of the underlying collateral determined from independent appraisals is sufficient to satisfy the existing debt.  For each loan that the Bank determines to be impaired, impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimate of its fair value.  A specific reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses.  The determination of the estimated fair value of the underlying collateral is subject to assumptions and judgments.  A specific reserve for loan losses could differ materially as a result of changes in these assumptions and judgments.

Loans otherwise internally classified as Special Mention, Substandard or Doubtful are reviewed individually on a quarterly basis by the Bank's Loan Loss Reserve Committee to determine if specific reserves are appropriate.

If approved by the Board of Directors, the Bank will increase the allowance for loan losses in an amount recommended by the Loan Loss Reserve Committee to appropriately reflect the anticipated loss from any other loss classification category.  Typically, the Bank's policy is to charge-off immediately all balances classified ''Loss'' and all charge-offs are recorded as a reduction of the allowance for loan losses.  The Bank applied this process consistently throughout the three months ended March 31, 2004 and 2003.

Management believes that the Bank maintains its allowance for loan losses at appropriate levels, however, subsequent adjustments may be necessary if economic or other conditions in the future differ from the current operating environment.  Although the Bank utilizes the most reliable information available, the level of the allowance for loan losses remains an estimate subject to significant judgment and short-term change.  These evaluations are inherently subjective because, even though they are based upon objective data, it is management's interpretation of that data that determines the amount of the appropriate allowance.  Therefore, the Company periodically compares the actual performance and charge-off of its portfolio to the previously determined allowance coverage percentages.  In doing so, the Company evaluates the impact that the previously mentioned variables may have on the portfolio to determine whether changes to the assumptions and analyses are appropriate.  In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Bank's allowance for loan losses, its valuation of Other Real Estate Owned ("OREO"), and the level of loans both in, and pending, foreclosure. Based on their judgments, the regulators may require the Bank to recognize adjustments to the allowance.

Valuation of MSR.  The estimated origination and servicing cost of mortgage loans sold with servicing rights retained is allocated between the loans and the servicing rights based on their estimated fair values at the time of the loan sale. Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, net servicing income. The estimated fair value of loan servicing assets is determined by calculating the present value of projected future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that the Company believes market participants would use for similar assets. Capitalized loan servicing assets are stratified based on predominant risk characteristics of the underlying loans for the purpose of evaluating impairment. A valuation allowance is then established in the event the recorded value of an individual stratum exceeds fair value.  All estimates and assumptions utilized in the valuation of MSR are derived based upon actual historical results for either the Bank or its industry peers.  In addition, a review of the MSR calculated and recorded is performed quarterly by an independent company.

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

Goodwill is accounted for in accordance with SFAS 142, "Goodwill and Other Intangible Assets," which was adopted by the Company on July 1, 2001.  SFAS 142 eliminated amortization of goodwill and instead requires that an impairment test be performed annually at the reporting unit level.  As of the date of adoption of SFAS 142, and as of March 31, 2004, the Company had goodwill totaling $55.6 million.  Prior to adoption of SFAS 142, annual goodwill amortization expense totaled $4.6 million.

For purposes of its goodwill impairment testing, the Company identified a single reporting unit.  The impairment test is therefore performed on a consolidated basis and compares the Company's market capitalization (reporting unit fair value) to its outstanding equity (reporting unit carrying value).  In accordance with the recommended provisions of SFAS 142, the Company utilizes its closing stock price as reported on the Nasdaq National Market on the date of the impairment test in order to compute market capitalization.  The Company has designated the last day of its fiscal year as the annual date for impairment testing. The Company performed its annual impairment test as of December 31, 2003 and concluded that no potential impairment of goodwill existed since the fair value of the Company's reporting unit exceeded its carrying value.  No events have occurred, nor circumstances changed, subsequent to December 31, 2003 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or changes in circumstances would require an immediate impairment test to be performed in accordance with SFAS 142.  Differences in the identification of reporting units and the use of valuation techniques can result in materially different evaluations of impairment.

Debt and equity securities that have readily determinable fair values are carried at fair value unless they are held to maturity. Estimated fair values for securities are based on published or securities dealers' market values.  Debt securities are classified as held to maturity and carried at amortized cost only if the Company has a positive intent and ability to hold them to maturity.  If not classified as held to maturity, such securities are classified as securities available for sale or as trading securities. Unrealized holding gains or losses on securities available for sale are excluded from net income and reported net of income taxes as other comprehensive income.  The Company conducts a periodic review and evaluation of its securities portfolio to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary. If such decline is deemed other than temporary, the carrying amount of the security is adjusted through a valuation allowance.  For the periods ended March 31, 2004 and 2003, there were no other-than temporary impairments in the securities portfolio.

Loan Income Recognition.  Interest income on loans is recorded using the level yield method.  Pursuant to this method, discount accretion and premium amortization are included in interest income.  Loan origination fees and certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual loan terms.  Accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes 90 days past due as to principal or interest.  When interest accruals are discontinued, any interest accrued to income in the current year is reversed. Payments on nonaccrual loans are generally applied to principal.  Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the principal balance and accrued interest.  Loans are returned to accrual status if the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions.

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

The Bank gathers deposits in direct competition with commercial banks, savings banks and brokerage firms, many among the largest in the nation.  In addition, it must also compete for deposit monies against the stock markets and mutual funds, especially during periods of strong performance in the equity markets.  The Bank's deposit flows are affected primarily by the pricing and marketing of its deposit products compared to its competitors, as well as the market performance of depositor investment alternatives (such as the U.S. bond or equity markets).  To the extent that the Bank is responsive to general increases or declines in interest rates, its deposit flows should not be materially impacted.  However, successful performance of the equity markets could adversely impact the Company’s deposit flows.

Deposits increased $231.0 million during the three months ended March 31, 2004 and $116.0 million during the three months ended March 31, 2003.  The increase in deposits during each of these periods reflected increased marketing efforts that helped generate additional deposit balances in certificates of deposit ("CDs") and core (i.e., non-CD) deposit accounts.  The increases were also partially attributable to a consumer trend to move monies out of the equity markets and into deposit accounts during the periods.  Successful CD promotional campaigns implemented during the three months ended March 31, 2004 and 2003 resulted in growth in CDs of $168.9 million during the three months ended March 31, 2004 and $117.2 million during the three months ended March 31, 2003.  Additionally, during the three months ended March 31, 2004, money market accounts increased $60.2 million as a result of successful promotional activities.  Based upon the Bank's current pricing strategy and deposit retention experience, management believes that the Bank will retain a significant portion of such deposits.

During the three months ended March 31, 2004, principal repayments on real estate loans totaled $144.8 million and principal repayments on MBS totaled $35.1 million.  During the three months ended March 31, 2003, principal repayments on real estate loans totaled $228.7 million and principal repayments on MBS totaled $86.0 million.  The decrease in principal repayments on loans and MBS resulted from a slowdown in customer refinance activities associated with mortgage-backed assets.  The majority of this decline resulted from the large segment of loans that were satisfied or refinanced during 2002 and 2003, which substantially reduced the level of loans likely to prepay or refinance during 2004.

Maturities and calls of investment securities totaled $5.0 million during the three months ended March 31, 2004 and $27.3 million during the three months ended March 31, 2003, providing additional liquidity to the Company during these periods.  During the years ended December 31, 2002 and 2003, the Company experienced calls on a large portion of their investment securities as a result of the low level of interest rates that continued to prevail.

The Bank implemented a program in December 2002 to originate and sell multi-family residential mortgage loans in the secondary market to FNMA while retaining servicing. The Bank underwrites these loans using its customary underwriting standards, funds the loans, and sells them to FNMA at agreed upon pricing.  Typically, the Bank seeks to sell loans with terms to maturity or repricing in excess of five years from the origination date.  Under the terms of the sales program, the Bank retains a portion of the associated credit risk.  Once established, such amount would continue to increase as long as the Bank continues to sell loans under this program to FNMA. The Bank retains this level of exposure until the portfolio of loans are paid in entirety or the Bank funds claims by FNMA for the maximum loss exposure.  During the three months ended March 31, 2004 and 2003, respectively, the Bank sold $5.0 million and $21.6 million of loans pursuant to this program.  During the three months ended March 31, 2004, the origination terms offered on these loans by FNMA were less competitive than during the three months ended March 31, 2003, and resulted in a lower quantity of such loans being originated and sold during 2004.

During the three months ended March 31, 2004, securities sold under agreement to repurchase ("REPOS") increased $88.1 million compared to a net decline of $9.6 million during the three months ended March 31, 2003.  During the three months ended March 31, 2004, the Company added REPO borrowings with an average maturity of 1.74 years and a weighted average interest cost of 1.7% in order to fund securities purchases.

Net activities related to Federal Home Loan Bank of New York ("FHLBNY") advances were immaterial during both the three months ended March 31, 2004 and 2003.

In March 2004, the Company received net proceeds of $70.0 million from the issuance of debt in the form of Trust Preferred securities.  These borrowings will bear interest at a rate of 7.0% for 30 years and are callable at any time after 5 years.  During the quarter ended March 31, 2004, the Company utilized a portion of the funds received from this issuance to repurchase its common stock, and invested the remaining balance in medium-term securities.

The Bank's primary uses of liquidity and capital resources are the origination of real estate loans and the purchase of mortgage-backed and other securities.  During the three months ended March 31, 2004 and 2003, real estate loan originations totaled $246.0 million and $257.7 million, respectively.  A continued level of low, long-term interest rates during the period January 2003 through March 2004 contributed to the strong level of real estate loan originations during the three months ended March 31, 2004 and 2003.  Purchases of investment securities and MBS, which were $253.4 million during the three months ended March 31, 2003, totaled $353.7 million for the three months ended March 31, 2004.  The increase in purchase activity during the three months ended March 31, 2004 reflected management's decision to purchase $302 million of investment and mortgage backed securities with an average life of 3.8 years and an average yield of 3.8%.  These purchases were intended to provide additional yield currently over short-term investments while providing liquidity to the Bank in future quarters when it may seek to deploy funds into higher yielding investments.

During the three months ended March 31, 2004, the Holding Company purchased 1,041,825 shares of its common stock into treasury.  All shares were recorded at their respective acquisition cost, which totaled $21.5 million during the three months ended March 31, 2004.  As of March 31, 2004, up to 498,310 shares remained available for purchase under authorized share purchase programs.  Based upon the closing price of its common stock of $20.35 per share as of March 31, 2004, the Holding Company would utilize $10.1 million in funds in order to purchase all of these remaining authorized shares.  For the Holding Company to complete these share purchases, it will likely require dividend distributions from the Bank.

The levels of the Bank's short-term liquid assets are dependent on its operating, financing and investing activities during any given period.  The Bank monitors its liquidity position on a daily basis.  During the three months ended March 31, 2004, the Bank experienced increased liquidity resulting from deposit growth, as well as above average levels of real estate loan and MBS prepayments and the sale of loans to FNMA.  As of March 31, 2004, a portion of these funds had not been used to fund loan originations or other investment activities.  Temporary excess liquidity is invested in overnight federal funds sales and various money market investments.

In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through use of its borrowing line at the FHLBNY.  At March 31, 2004, the Bank had an additional potential borrowing capacity of $382.4 million available should it purchase the minimum required level of FHLBNY common stock of 1/20th of its outstanding FHLBNY borrowings.

The Bank is subject to minimum regulatory capital requirements imposed by the Office of Thrift Supervision ("OTS"), which, as a general matter, are based on the amount and composition of an institution's assets. At March 31, 2004, the Bank was in compliance with all applicable regulatory capital requirements.  In addition, at March 31, 2004, the Bank was considered "well-capitalized" for all regulatory purposes.

Contractual Obligations

The Bank has outstanding at any time, a significant number of borrowings in the form of FHLBNY advances or REPOS.  The Holding Company also has an outstanding non-callable subordinated note payable of $25.0 million due to mature in 2010 and $70.0 million of trust preferred borrowings to third parties due to mature in April 2034, which are callable at any time after April 2009.

The Bank is obligated under leases for certain rental payments due on its branches and equipment.  A summary of borrowings and lease obligations at March 31, 2004 is as follows:

Contractual Obligations	Less than One Year	One to Three Years	Over Three Years to Five Years	Over Five Years	Total at March 31, 2004
(Dollars in Thousands)
Long-term debt obligations	$202,500	$185,000	$40,708	$293,769	$721,977
Operating lease obligations	$869	$1,746	$1,492	$2,997	$7,104

Off-Balance Sheet Arrangements

The Bank has outstanding commitments to extend credit to third parties which are subject to strict credit control assessments.  Since many of these loan commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.  In addition, the Holding Company guarantees the Bank's recourse obligations under the FNMA agreement discussed previously herein.

	Less than One Year	One to Three Years	Over Three Years to Five Years	Over Five Years	Total at March 31, 2004
(Dollars in Thousands)
Credit Commitments:
Available lines of credit	$26,987	$-	$-	$-	$26,987
Other loan commitments	98,795	-	-	-	98,795
Total Credit Commitments	$125,782	$-	$-	$-	$125,782

Asset Quality

Non-performing loans (i.e., delinquent loans for which interest accruals have ceased in accordance with the Bank's policy - typically loans 90 days or more past due) totaled $1.4 million at March 31, 2004 and $525,000 at December 31, 2003.  During the three months ended March 31, 2004, four loans totaling $983,000 were added to non-performing status.  Partially offsetting this increase was the removal of one loan from non-performing status totaling $99,000 during the same period.

The Bank had a total of 27 real estate and consumer loans, totaling $253,000, delinquent 60-89 days at March 31, 2004, compared to a total of 30 such delinquent loans, totaling $1.4 million, at December 31, 2003.   The majority of the dollar amount of both non-performing loans and loans delinquent 60-89 days was composed of real estate loans.  The majority of the count of both non-performing loans and loans delinquent 60-89 days was composed of consumer loans (primarily depositor loans).  The decline in the amount delinquent 60-89 days from December 31, 2003 to March 31, 2004 resulted from a net decrease of four real estate loans totaling $1.3 million during the period, that was partially offset by the addition of one home equity loan totaling $169,000.  The 60-89 day delinquency levels fluctuate monthly, and are generally a less accurate indicator of credit quality trends than non-performing loans.

GAAP requires the Bank to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a loan constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Current OTS regulations require that troubled-debt restructurings remain classified as such until the loan is either repaid or returns to its original terms.  The Bank had no loans classified as troubled-debt restructurings at March 31, 2004 or December 31, 2003.

Amended SFAS 114 provides guidelines for determining and measuring impairment in loans. For each loan that the Bank determines to be impaired, impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimate of its fair value.  A specific reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses.  Generally, the Bank considers all non-performing or troubled-debt restructured multi-family residential and commercial real estate loans, along with non-performing one- to four-family loans that exceed $333,700, to be impaired. The recorded investment in loans deemed impaired was approximately $914,000, consisting of three loans, at March 31, 2004.  There were no loans deemed impaired at December 31, 2003.  The average total balance of impaired loans was approximately $457,000 and $148,000 during the three months ended March 31, 2004 and 2003, respectively.  The increase resulted from the addition of the three impaired loans during the three months ended March 31, 2004.  At March 31, 2004, there was $91,000 of reserves allocated within the allowance for loan losses for impaired loans.  At December 31, 2003, there were no reserves allocated within the allowance for loan losses for impaired loans.  At March 31, 2004, non-performing loans exceeded impaired loans by $467,000, due to $467,000 of one- to four-family and consumer loans, which, while on non-performing status, were not deemed impaired, since they had individual outstanding balances less than $333,700, and were thus considered homogeneous loan pools that were not required to be evaluated for impairment.

The following table sets forth information regarding non-performing loans, non-performing assets, impaired loans and troubled-

debt restructurings at the dates indicated:

The recorded investment in loans deemed impaired was approximately $914,000, consisting of three loans, at March 31, 2004.  There were no impaired loans at December 31, 2003.  The average total balance of impaired loans was approximately $457,000 and $148,000 during the three months ended March 31, 2004 and 2003, respectively.  At March 31, 2004, there were $91,000 of reserves allocated within the allowance for loan losses for impaired loans.  At December 31, 2003, there were no reserves allocated within the allowance for loan losses for impaired loans.

	At March 31, 2004	At December 31, 2003
(Dollars in Thousands)
Non-performing loans
One- to four-family	$314	$346
Multi-family residential	914	-
Cooperative apartment	-	-
Other	153	179
Total non-performing loans	1,381	525
Other Real Estate Owned	-	-
Total non-performing assets	1,381	525
Troubled-debt restructurings	-	-
Total non-performing assets and troubled-debt restructurings	$1,381	$525

Impaired loans	$914	-
Ratios:
Total non-performing loans to total loans	0.06%	0.02%
Total non-performing loans and troubled-debt restructurings to total loans	0.06	0.02
Total non-performing assets to total assets	0.04	0.02
Total non-performing assets and troubled-debt restructurings to total assets	0.04	0.02

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

The Bank has maintained its allowance for loan losses at a level which management believes is appropriate to absorb losses inherent within the Bank's loan portfolio as of the balance sheet dates.  The allowance for loan losses was $15.0 million at both March 31, 2004 and December 31, 2003.  During the three months ended March 31, 2004, the Bank recorded a provision of $60,000 to the allowance for loan losses to provide for growth in its loan portfolio balances.  The Bank also recorded net charge-offs of $30,000 during the same period, virtually all of which related to consumer loans, and reclassified $56,000 of its existing allowance for loan losses balance to other liabilities in order to separately account for reserves related to loan origination commitments.

Factors considered in determining the appropriateness of the allowance for loan losses include the Bank's past loan loss experience, known and inherent risks in the portfolio, existing adverse situations which may affect the borrower's ability to repay, estimated value of underlying collateral and current economic conditions in the Bank's lending area. While management uses available information to estimate losses on loans, future additions to, or reductions in, the allowance may be necessary based on changes in economic conditions beyond management's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to, or reductions in, the allowance based on judgments different from those of management. Management believes, based upon all relevant and available information, that the allowance for loan losses is appropriate to absorb losses inherent in the portfolio.  See "Critical Accounting Policies – Allowance for Loan Losses."

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

Assets.  Assets totaled $3.37 billion at March 31, 2004, an increase of $401.3 million from total assets of $2.97 billion at December 31, 2003.  The growth in assets was experienced primarily in MBS available for sale and real estate loans, which increased $289.1 million and $96.9 million, respectively.  During the three months ended March 31, 2004, the Bank purchased $338.7 million of MBS available for sale.  These purchases were intended to provide additional yield currently over short-term investments, while providing liquidity to the Bank in future quarters when it may seek to deploy funds into higher yielding investments.  Partially offsetting these purchases were MBS principal repayments of $35.0 million and sales of $17.9 million of MBS available for sale during the three months ended March 31, 2004.  During the three months ended March 31, 2004, the Bank experienced a reduction in the historically high levels of principal repayments on MBS available for sale that occurred during 2003.  This decline in repayments reflected a reduction in mortgage refinancing activity during the period as a result of the historically high levels of prepayments during both 2002 and 2003 that significantly reduced the total population of mortgage-backed assets that are likely to refinance in future years.

In addition to growth in MBS available for sale, real estate loans increased $96.9 million during the three months ended March 31, 2004.  During the three months ended March 31, 2004, real estate loan originations totaled $246.0 million, of which $230.9 million were multi-family residential and commercial real estate loans.  Real estate loan origination levels were driven by the continuation of the low interest rate environment during the period January 2004 through March 2004.  Offsetting the growth in real estate loans from originations were principal repayments totaling $144.8 million during the three months ended March 31, 2004.  Principal repayments, which include both regular amortization and prepayments, totaled $228.7 million during the three months ended March 31, 2003.  The decline reflected a reduction in overall loan refinancing activity during the period as the record level of loan refinancing during 2002 and 2003 significantly reduced the total population of loans likely to refinance in future years.

Investment securities available for sale increased $7.6 million during the three months ended March 31, 2004 due to purchases of $15.0 million during the period that were partially offset by maturities and sales totaling $7.7 million.

Liabilities.  Total liabilities increased $409.4 million during the three months ended March 31, 2004.  Deposits grew $231.0 million due to the success of various sales and marketing activities during the period.  CDs increased $168.9 million and money markets increased $60.2 million during the three months ended March 31, 2004 due to separate, successful promotional campaigns.  In addition, escrow and other deposits increased $22.6 million during the period due to increased funding for real estate taxes.

During the three months ended March 31, 2004, REPOS increased $88.1 million, and FHLBNY advances decreased $10.0 million.  (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

In March 2004, the Company completed an offering of an aggregate amount of $70.0 million of trust preferred securities.  The trust preferred securities, which bear a fixed interest rate of 7.0%, mature on April 14, 2034, and are callable without penalty at any time on or after April 15, 2009.

Stockholders' Equity.  Stockholders' equity decreased $8.1 million during the three months ended March 31, 2004, due to the repurchase of $21.5 million of treasury stock and payment of cash dividends of $4.8 million during the period.  These reductions in stockholders' equity were partially offset by net income of $12.3 million, the increase to stockholders' equity of $2.8 million related to activities of stock benefit plans, the increase to equity of $796,000 related to the amortization of the ESOP and the RRP stock benefit plans, and the increase to stockholders' equity from an net increase in the accumulated other comprehensive income or loss.  Both the ESOP and RRP have investments in the Holding Company's common stock that are recorded as reductions in stockholders' equity ("Contra Equity Balances").  As compensation expense is recognized on the ESOP and RRP, the Contra Equity Balances are reduced, resulting in an increase to total stockholders' equity.  The stockholders' equity component of other comprehensive income increased $2.4 million during the quarter ended March 31, 2004 as a result of an increase in the net unrealized gain on investment and mortgage-backed securities available for sale.

Comparison of the Operating Results for the Three Months Ended March 31, 2004 and 2003

General. Net income was $12.3 million during the three months ended March 31, 2004, a decrease of $1.3 million from net income of $13.6 million during the three months ended March 31, 2003.  During this comparative period, net interest income decreased $2.2 million, non-interest income increased $252,000 and non-interest expense increased $696,000, resulting in a decline in pre-tax income of $2.6 million.  Income tax expense decreased $1.3 million as a result of the decline in pre-tax income.

Net Interest Income.  The discussion of net interest income for the three months ended March 31, 2004 and 2003 presented below should be read in conjunction with the following tables, which set forth certain information relating to the consolidated statements of operations for the three months ended March 31, 2004 and 2003, and reflect the average yield on assets and average cost of liabilities for the periods indicated.  These yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)

	Three Months Ended March 31,
		2004			2003
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)
Assets:
Interest-earning assets:
Real estate loans	$2,214,940	$33,615	6.07%	$2,182,484	$37,873	6.94%
Other loans	3,450	63	7.30	3,718	68	7.32
Mortgage-backed securities	543,070	4,712	3.47	401,544	4,069	4.05
Investment securities	37,715	312	3.31	90,164	907	4.02
Other short-term investments	131,981	343	1.04	179,644	983	2.19
Total interest-earning assets	2,931,156	$39,045	5.33%	2,857,554	$43,900	6.15%
Non-interest earning assets	163,043			143,043
Total assets	$3,094,199			$3,000,597

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW, Super Now accounts	$36,919	$88	0.96%	$30,899	$91	1.19%
Money Market accounts	763,185	2,691	1.41	592,447	2,589	1.77
Savings accounts	367,196	494	0.54	364,349	695	0.77
Certificates of deposit	884,235	5,731	2.60	910,211	6,846	3.05
Borrowed Funds	578,296	5,925	4.11	668,766	7,410	4.49
Total interest-bearing liabilities	2,629,831	$14,929	2.28%	2,566,672	$17,631	2.79%
Checking accounts	93,107			86,056
Other non-interest-bearing liabilities	92,676			80,958
Total liabilities	2,815,614			2,733,686
Stockholders' equity	278,585			266,911
Total liabilities and stockholders' equity	$3,094,199			$3,000,597
Net interest income		$24,116			$26,269
Net interest spread			3.05%			3.36%
Net interest-earning assets	$301,325			$290,882
Net interest margin			3.29%			3.68%
Ratio of interest-earning assets to interest-bearing liabilities			111.46%			111.33%

Rate/Volume Analysis (Unaudited)

	Three Months Ended
	March 31, 2004
	Compared to
	Three Months Ended
	March 31, 2003
	Increase/ (Decrease)
	Due to:
	Volume	Rate	Total
(Dollars In Thousands)
Interest-earning assets:
Real Estate Loans	$526	$(4,784)	$(4,258)
Other loans	(5)	-	(5)
Mortgage-backed securities	1,330	(687)	643
Investment securities	(481)	(114)	(595)
Other short-term investments	(193)	(447)	(640)
Total	1,177	(6,032)	(4,855)

Interest-bearing liabilities:
NOW and Super Now accounts	$17	$(20)	$(3)
Money market accounts	694	(592)	102
Savings accounts	7	(208)	(201)
Certificates of deposit	(146)	(969)	(1,115)
Borrowed funds	(932)	(553)	(1,485)
Total	(360)	(2,342)	(2,702)
Net change in net interest income	$1,537	$(3,690)	$(2,153)

Net Interest Income.  Net interest income for the three months ended March 31, 2004 decreased $2.2 million to $24.1 million from $26.3 million during the three months ended March 31, 2003.  This decrease was attributable to a decline of $4.9 million in interest income that was partially offset by a decline of $2.7 million in interest expense during the three months ended March 31, 2004 compared to the three months ended March 31, 2003.  The net interest spread decreased 31 basis points from 3.36% for the three months ended March 31, 2003 to 3.05% for the three months ended March 31, 2004, and the net interest margin decreased 39 basis points from 3.68% to 3.29% during the same period.

The decrease in both the net interest spread and net interest margin reflected an 82 basis point decline in the average yield on interest earning assets, as a result of the continued repricing of assets during an historically low interest rate environment that has persisted over the past three years.  Prior to the quarter ended March 31, 2004, the overall low interest rate environment had resulted in a greater decline in the average cost of interest bearing liabilities compared to the average yield on interest earning assets.  During the three months ended March 31, 2004, the continued low interest rate environment had the opposite effect, resulting in a greater decline in the average yield on interest earning assets compared to the decline in the average cost of interest bearing liabilities.  As a result, both the net interest spread and the net interest margin, which had increased during most of 2002 and 2003, declined during the three months ended March 31, 2004.

During the three months ended March 31, 2004 compared to the three months ended March 31, 2003, the average yield on real estate loans and MBS, which collectively comprised the great majority of the Company's interest earning assets, declined by 87 basis points and 58 basis points, respectively.  See the discussion entitled "Interest Income" below for a further examination on of these declines.

Partially offsetting the decline in average yield on interest earning assets was a decline of 51 basis points in average cost of interest bearing liabilities that resulted primarily from declines in the average cost of borrowings of 38 basis points and of CDs of 45 basis points, along with the movement of the overall composition of funding from higher-cost borrowings into deposits with a lower average cost. See the discussion entitled "Interest Expense" below for a further examination of these declines.

Interest Income.  Interest income was $39.0 million during the three months ended March 31, 2004, a decrease of $4.9 million from $43.9 million during the three months ended March 31, 2003.  Interest income on real estate loans and investment securities declined $4.3 million and $595,000, respectively during the three months ended March 31, 2004 and 2003.  Partially offsetting these declines was an increase of $643,000 in interest income on MBS during the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

The decline in interest income resulted from the historically low interest rate environment that existed during the period January 1, 2002 through March 31, 2004.  This low interest rate environment stimulated the refinancing and prepayment of higher rate loans in the Bank's portfolio, while also resulting in reduced rates on existing portfolio loans that repriced during the period April 1, 2003 to March 31, 2004, although these levels did experience a modest decline during the quarter ended March 31, 2004 as a result of an increase in interest rates.  The combination of these two factors resulted in a decline of 87 basis points in average yield on real estate loans (the Bank's largest interest earning investment) during the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003.  In addition, the average yield on MBS declined 58 basis points during the same period as a result of the high level of prepayments on existing securities during 2002 and 2003 as well as the purchase of new securities during the period January 1, 2002 through March 31, 2004 while rates were historically low.  The average yield on investment securities also declined by 71 basis points during the three months ended March 31, 2004 compared to the three months ended March 31, 2003, as a result of the low interest rate environment.

The Bank's general policy has been to emphasize growth in real estate loans as its primary interest-earning asset, and de-emphasize its investment and MBS portfolios, while loan origination demand is strong.  However, as part of a specific investment strategy to achieve a desirable balance of yield and liquidity on short-term investments, the Bank purchased $338.7 million of MBS during the three months ended March 31, 2004.  This purchase level exceeded the level of MBS principal repayments of $35.0 million during the same period, and contributed to an overall increase of $141.5 million in the average balance of MBS during the three months ended March 31, 2004 compared to the three months ended March 31, 2003.  As a result, the dollar amount of interest income on MBS increased by $643,000 during the three months ended March 31, 2004 compared to the three months ended March 31, 2003, despite the decline in average yield of 58 basis points during the same period.

Interest Expense.  Interest expense declined $2.7 million, to $14.9 million during the three months ended March 31, 2004, from $17.6 million during the three months ended March 31, 2003.  The decline in interest expense resulted substantially from a reduction of $1.5 million in interest expense on borrowed funds, which resulted from declines of $90.5 million in the average balance of borrowed funds and 38 basis points in the average cost of borrowed funds during the three months ended March 31, 2004 compared to the three months ended March 31, 2003.  During the twelve months ended December 31, 2003, the Company reduced its total borrowings by $103.9 million by either not replacing borrowings that matured or prepaying outstanding debt.  During the quarter ended March 31, 2004, the Company added $150.3 million of new borrowings.  The combination of activity in these two periods resulted in an overall decline of $90.5 million in the average balance of borrowings during the three months ended March 31, 2004 compared to the three months ended March 31, 2003.  In addition, the new debt assumed during the three months ended March 31, 2004 was added during a period of historically low interest rates, and therefore possessed a lower average cost than the existing average cost within the Company's total portfolio of borrowings.

During the three months ended March 31, 2004 compared to the three months ended March 31, 2003, the average cost of CDs, the next largest component of interest expense, declined by 45 basis points, while their average balance declined by $26.0 million. The combination of these two events resulted in a reduction in interest expense of $1.1 million during the three months ended March 31, 2004 compared to the three months ended March 31, 2003.  The decline in interest rates offered on CDs reflected the continued low level of interest rates that has existed during the period January 1, 2002 through March 31, 2004.  The decline in average balance of CDs during the three months ended March 31, 2004 compared to the three months ended March 31, 2003 resulted from the runoff of CDs from April 2003 to December 2003 as customers sought higher rates in other investment products.  This runoff was partially offset by growth in CDs during the three months ended March 31, 2004 resulting from successful promotional offerings.

The average cost of savings accounts also declined by 23 basis points during the same period, resulting in a reduction in interest cost of $201,000.  This decline in average cost reflected reductions in interest rates offered by the Bank as a result of the overall interest rate environment in effect during the period April 2003 through March 2004.

Interest expense on money market accounts increased $102,000 during the three months ended March 31, 2004 compared to the three months ended March 31, 2003, due to an increase in average balance of $170.7 million during the same period.  The increase in average balances reflected successful deposit gathering promotions of the Bank during the period April 1, 2003 to March 31, 2004.  Partially offsetting this increase was a decline in average cost of money markets of 36 basis points, reflecting reductions in interest rates offered by the Bank as a result of the overall interest rate environment in effect during the period April 2003 through March 2004.

Provision for Loan Losses.  The provision for loan losses was $60,000 during both the three months ended March 31, 2004 and 2003 (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses").

Non-Interest Income.  Non-interest income increased $252,000, to $5.6 million during the three months ended March 31, 2004, from $5.4 million during the three months ended March 31, 2003.  The increase resulted primarily from increased prepayment fee income (included in other non-interest income) of $115,000 resulting from refinancing driven by the low interest rate environment, and increased deposit customer fees of $135,000 resulting from growth in deposit activity in response to marketing campaigns.

During the three months ended March 31, 2004, the Company recorded net gains of $516,000 on the sale of investment and mortgage-backed securities and a net gain of $60,000 on the sale of loans.  During the three months ended March 31, 2003, the Company recorded a net gain of $64,000 on the sale of an OREO property and net gains of $592,000 on the sale of loans (primarily multi-family residential loans sold to FNMA).  As has been the Company's practice historically, sales of investment and mortgage-backed securities are made periodically in response to prevailing market conditions, while loans sales occur regularly, and are based primarily upon the Company's overall asset/liability management practices.

Non-Interest Expense.  Non-interest expense was $10.4 million during the quarter ended March 31, 2004, an increase of $696,000 over the three months ended March 31, 2003.

The benefit costs associated with the ESOP and RRP increased $487,000 due to both a modification in the recording of expense related to ESOP shares, as well as an increase in the average price of the Company's common stock during the period April 2003 through March 2004.

Other expenses increased $161,000 during the comparative period due primarily to growth in advertising expenses of $57,000, as well as increased charge-offs of overdraft checking accounts totaling $68,000.

Income Tax Expense.  Income tax expense decreased $1.3 million during the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003, due primarily to a decrease of $2.6 million in pre-tax net income.

Item 3.

 Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is presented at December 31, 2003 in Item 7A of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2004.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Bank is not subject to foreign currency exchange or commodity price risk.  At March 31, 2004, the Company owned no trading assets, nor did it conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There has been no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2003 to March 31, 2004.

GAP Analysis.  There was no material change in the computed one-year interest rate gap from December 31, 2003 to March 31, 2004.

Interest Rate Risk Compliance.  The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at December 31, 2003.  There were no changes in the Board-approved limits of acceptable variance in net interest income and net portfolio value at March 31, 2004 compared to December 31, 2003.

The analysis that follows presents the estimated net portfolio value ("NPV") as a result of market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under four other interest rate scenarios ("Rate Shock Scenarios") represented by immediate, permanent, parallel shifts in the term structure of interest rates from the actual term structure observed at March 31, 2004 and December 31, 2003.  The analysis additionally presents a measurement of the percentage by which each of the Rate Shock Scenario NPVs change from the Pre-Shock Scenario NPV at March 31, 2004 and December 31, 2003.  Interest rate sensitivity is measured by the changes in the various Rate Shock Scenario NPV ratios ("NPV Ratios") from the Pre-Shock NPV ratio.

	At March 31, 2004
	Net Portfolio Value			Portfolio Value of Assets		At December 31, 2003
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Sensitivity Change	NPV Ratio	Sensitivity Change
Change in Interest Rate
+ 200 Basis Points	291,939	(83,105)	(22.16)%	8.89%	(2.13)%	9.49%	(16.85)%
+ 100 Basis Points	343,929	(31,115)	(8.30)	10.26	(0.76)	10.59	(5.40)
Pre-Shock	375,044	-	-	11.02	-	11.06	-
- 100 Basis Points	370,898	(4,146)	(1.11)	10.85	(0.17)	10.71	(2.97)
- 200 Basis Points	N/A	N/A	N/A	N/A	N/A	N/A	N/A

The NPVs presented above incorporate some asset and liability values derived from the Bank’s valuation model, such as those for mortgage loans and time deposits, and some asset and liability values [such as those for the Bank's MBS portfolio (which includes collateralized mortgage obligations) as well as for its putable borrowings] provided by independent and reputable sources.  The valuation model makes various estimates regarding cash flows from principal repayments on loans and passbook decay balances at each level of interest rate change.  The Bank's estimates for loan prepayment levels are influenced by the recent history of prepayment activity in its loan portfolio as well as the interest-rate composition of the existing portfolio, especially vis-à-vis the current interest rate environment.  In addition, the Bank considers the amount of prepayment fee protection inherent in the loan portfolio when estimating future prepayment cash flows.

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

The NPV Ratio at March 31, 2004 was 11.02% in the Pre-Shock Scenario, down from the Pre-Shock NPV Ratio of 11.06% at December 31, 2003. The NPV Ratio was 8.89% in the +200 basis point Rate Shock Scenario at March 31, 2004, a decline from the NPV Ratio of 9.49% in the +200 basis point Rate Shock Scenario at December 31, 2003.  At March 31, 2004, the sensitivity measure in the +200 basis point Rate Shock Scenario was negative 213 basis points, compared to a sensitivity measure of negative 157 basis points in the + 200 basis point Rate Shock Scenario at December 31, 2003.

The decline in the Pre-Shock NPV resulted primarily from declines in both the Bank's equity in proportion to the growth in the balance sheet and in the intangible values ascribed to the Bank's passbook and money market deposits.  The proportion of equity to total bank assets declined as a result of capital distributions made from the Bank to the Holding Company during the three months ended March 31, 2004, while the passbook and money market intangible values declined due to general reductions in the cost of deposit funding during the same period.  Partially offsetting these two factors was an improvement in the calculated value of the Bank's multi-family residential and commercial real estate loans, due to the decrease in markets rates of interest observed at March 31, 2004 compared to those observed at December 31, 2003.

The increase in the sensitivity measures and the decline in the NPV Ratio in the +200 basis point Rate Shock Scenario resulted primarily from a substantial increase in the Bank's medium term collateralized mortgage obligations ("CMO") balances which were funded by money market deposits and CDs, both of which were short-term and less interest-rate sensitive than the CMOs.  During the three months ended March 31, 2004, the Bank's multi-family residential and commercial real estate loans became more sensitive to the +200 basis point Rate Shock Scenario, due largely to the increase in average duration of these loans resulting from the continued, historically high levels of refinancing activities.  In addition, the Bank's CDs and borrowings experienced a slight reduction in weighted average term to maturity during the three months ended March 31, 2004.  This also served to reduce the NPV further at March 31, 2004 compared to December 31, 2003 in the +200 basis point Rate Shock Scenario.

Item 4.  Controls and Procedures

Management of the Company conducted an evaluation as of March 31, 2004, with the participation of its Chief Executive and Chief Financial Officers, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon their evaluation, they each found that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting identified in connection with the evaluation discussed in the previous paragraph that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

The Company is not involved in any pending legal proceedings other than legal actions arising in the ordinary course of business which, in the aggregate, involve amounts which are believed to be material to its financial condition and results of operations.

Item 2.

Changes in Securities and Use of Proceeds

(e)

During the three months ended March 31, 2004, the Holding Company purchased 1,041,825 shares of its common stock into treasury.  All of these repurchases were made under the Company's Ninth Stock Repurchase Program, which was publicly announced on May 15, 2003.  There are currently no other outstanding stock repurchase programs besides the Ninth Stock Repurchase Program.  There is no expiration date for the Ninth Stock Repurchase Program.

A summary of the shares repurchased by month is as follows:

	Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
January 2004	243,000	$20.50	243,000	1,297,135
February 2004	438,900	20.69	438,900	858,235
March 2004	359,925	20.73	359,925	498,310

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

Exhibit Number

------------

3(i)	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (1)
3(ii)	Amended and Restated Bylaws of Dime Community Bancshares, Inc. (1)
4.1	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. [See Exhibit 3(i) hereto]
4.2	Amended and Restated Bylaws of Dime Community Bancshares, Inc. [See Exhibit 3(ii) hereto]
4.3	Draft Stock Certificate of Dime Community Bancshares, Inc. (2)
4.4	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock (3)
4.5	Rights Agreement, dated as of April 9, 1998, between Dime Community Bancorp, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (3)
4.6	Form of Rights Certificate (3)
10.1	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Vincent F. Palagiano (4)
10.2	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Michael P. Devine (4)
10.3	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Kenneth J. Mahon (4)
10.4	Employment Agreement between Dime Community Bancorp, Inc. and Vincent F. Palagiano (8)
10.5	Employment Agreement between Dime Community Bancorp, Inc. and Michael P. Devine (8)
10.6	Employment Agreement between Dime Community Bancorp, Inc. and Kenneth J. Mahon (8)
10.7	Form of Employee Retention Agreement by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain officers (4)
10.8	The Benefit Maintenance Plan of Dime Community Bancorp, Inc. (5)
10.9	Severance Pay Plan of The Dime Savings Bank of Williamsburgh (4)
10.10	Retirement Plan for Board Members of Dime Community Bancorp, Inc. (5)
10.11	Dime Community Bancorp, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees, as amended by amendments number 1 and 2 (5)
10.12	Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc., as amended by amendments number 1 and 2 (5)
10.13	Form of stock option agreement for Outside Directors under Dime Community Bancshares, Inc. 1996 and 2001 Stock Option Plans for Outside Directors, Officers and Employees. (5)
10.14	Form of stock option agreement for officers and employees under Dime Community Bancshares, Inc. 1996 and 2001 Stock Option Plans for Outside Directors, Officers and Employees (5)
10.15	Form of award notice for outside directors under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc. (5)
10.16	Form of award notice for officers and employees under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc. (5)
10.17	Financial Federal Savings Bank Incentive Savings Plan in RSI Retirement Trust (6)
10.18	Financial Federal Savings Bank Employee Stock Ownership Plan (6)
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

(8)

Incorporated by reference to the registrant's Transition Report on Form 10-K for the transition period ended December 31, 2002 filed on March 31, 2004.

(b)

Reports on Form 8-K

On January 26, 2004, the Holding Company furnished a Current Report on Form 8-K regarding its earnings release and investor conference call for the quarterly period ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: May 10, 2004

By: /s/ VINCENT F. PALAGIANO

Vincent F. Palagiano

Chairman of the Board and Chief Executive

  Officer

Dated: May 10, 2004

By: /s/ KENNETH J. MAHON

Kenneth J. Mahon

Executive Vice President and Chief Financial

  Officer  (Principal Accounting Officer)