Form 10-Q
period 2004-06-30
DIME COMMUNITY BANCSHARES INC
filed 2004-08-09
CIK 1005409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Classes of Common Stock

Number of Shares Outstanding at July 31, 2004

$.01 Par Value

37,251,525

#

	PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements
	Consolidated Statements of Financial Condition at June 30, 2004 (Unaudited) and December 31, 2003	3
	Consolidated Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2004 and 2003 (Unaudited)	4
	Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 2004 and 2003 (Unaudited) and Statements of Comprehensive Income for the Three-Month and Six-Month Periods Ended June 30, 2004 and 2003 (Unaudited)	5
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7-11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28-30
Item 4.	Controls and Procedures	30

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	30
Item 2.	Changes in Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30-31
Item 5.	Other Information	31
Item 6.	Exhibits and Reports on Form 8-K	31-33
	Signatures	34

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share amounts)

	June 30, 2004 (Unaudited)	December 31, 2003
ASSETS:
Cash and due from banks	$25,063	$24,073
Federal funds sold and short-term investments	75,725	95,286
Encumbered investment securities held-to-maturity (estimated fair value of $656 and $718 at June 30, 2004 and December 31, 2003, respectively):	650	710
Unencumbered investment securities available for sale	44,503	37,107
Mortgage-backed securities held-to-maturity (estimated fair value of $627 and $822 at June 30, 2004 and December 31, 2003, respectively):
Encumbered	205	267
Unencumbered	388	503
Total mortgage-backed securities held-to-maturity	593	770
Mortgage-backed securities available for sale:
Encumbered	199,164	38,692
Unencumbered	511,950	423,275
	711,114	461,967
Loans:
Real estate	2,422,412	2,186,518
Other loans	3,879	4,072
Less allowance for loan losses	(14,535)	(15,018)
Total loans, net	2,411,756	2,175,572
Loans held for sale	13,127	2,050
Premises and fixed assets, net	16,832	16,400
Federal Home Loan Bank of New York capital stock	26,200	26,700
Goodwill	55,638	55,638
Other assets	88,297	75,388
Total Assets	$3,469,498	$2,971,661
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,248,055	$1,949,372
Non-interest bearing deposits	96,167	92,306
Total deposits	$2,344,222	$2,041,678
Mortgagor Escrow	45,794	39,941
Securities sold under agreements to repurchase	170,689	12,675
Federal Home Loan Bank of New York advances	506,500	534,000
Subordinated notes payable	25,000	25,000
Trust Preferred securities payable	72,165	-
Other liabilities	35,656	34,448
Total Liabilities	3,200,026	2,687,742
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at June 30, 2004 and December 31, 2003)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 49,678,257 shares and 49,160,657 shares issued at June 30, 2004 and December 31, 2003, respectively, and 37,303,713 shares and 38,115,111 shares outstanding at June 30, 2004 and December 31, 2003, respectively)	497	492
Additional paid-in capital	193,277	185,991
Retained earnings	246,700	231,771
Accumulated other comprehensive income (loss), net of deferred taxes	(8,549)	(846)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(4,976)	(5,202)
Unearned and unallocated common stock of Recognition and Retention Plan	(2,666)	(2,617)
Common stock held by Benefit Maintenance Plan	(7,348)	(5,584)
Treasury stock, at cost (12,374,544 shares and 11,045,546 shares at June 30, 2004 and December 31, 2003, respectively)	(147,463)	(120,086)
Total Stockholders' Equity	269,472	283,919
Total Liabilities And Stockholders' Equity	$3,469,498	$2,971,661

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Loans secured by real estate	$34,450	$37,195	$68,065	$75,068
Other loans	60	69	123	137
Mortgage-backed securities	6,146	4,808	10,858	8,877
Investment securities	375	595	687	1,502
Other	386	949	729	1,932
Total interest income	41,417	43,616	80,462	87,516

Interest expense:
Deposits and escrow	10,242	10,557	19,246	20,778
Borrowed funds	7,301	7,455	13,226	14,865
Total interest expense	17,543	18,012	32,472	35,643
Net interest income	23,874	25,604	47,990	51,873
Provision for loan losses	60	60	120	120
Net interest income after provision for loan losses	23,814	25,544	47,870	51,753

Non-interest income:
Service charges and other fees	1,742	1,546	3,302	2,958
Net gain on sales of loans	207	198	267	790
Net gain on sales and redemptions of securities and other assets	-	-	516	64
Income from Bank owned life insurance	493	544	998	1,106
Prepayment fee income	3,835	2,121	6,378	4,529
Other	455	345	888	672
Total non-interest income	6,732	4,754	12,349	10,119

Non-interest expense:
Salaries and employee benefits	5,243	4,588	9,926	9,209
ESOP and RRP compensation expense	935	634	1,969	1,180
Occupancy and equipment	1,253	1,282	2,515	2,518
Federal deposit insurance premiums	82	80	166	161
Data processing costs	618	693	1,318	1,439
Core deposit intangible amortization	206	206	412	412
Other	2,215	2,213	4,611	4,446
Total non-interest expense	10,552	9,696	20,917	19,365

Income before income taxes	19,994	20,602	39,302	42,507
Income tax expense	7,588	8,005	14,556	16,273
Net income	$12,406	$12,597	$24,746	$26,234

Earnings per Share:
Basic	$0.35	$0.35	$0.70	$0.73
Diluted	$0.34	$0.34	$0.68	$0.70

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Six Months Ended June 30,
	2004	2003
Common Stock (Par Value $0.01):
Balance at beginning of period	$492	$479
Shares issued in exercise of options	5	3
Balance at end of period	497	482
Additional Paid-in Capital:
Balance at beginning of period	185,991	172,299
Excess market over cost basis of treasury shares released	742	-
Cash paid for fractional shares of stock dividend	(12)	-
Stock options exercised	2,112	1,316
Tax benefit of RRP	3,243	-
Amortization of excess fair value over cost – ESOP stock	1,201	896
Balance at end of period	193,277	174,511
Retained earnings:
Balance at beginning of period	231,771	196,309
Net income for the period	24,746	26,234
Cash dividends declared and paid	(9,817)	(7,146)
Balance at end of period	246,700	215,397
Accumulated other comprehensive (loss) income:
Balance at beginning of period	(846)	2,076
Change in other comprehensive (loss) income during the period, net of deferred taxes	(7,703)	(1,024)
Balance at end of period	(8,549)	1,052
Employee Stock Ownership Plan:
Balance at beginning of period	(5,202)	(5,661)
Amortization of earned portion of ESOP stock	226	229
Balance at end of period	(4,976)	(5,432)
Recognition and Retention Plan:
Balance at beginning of period	(2,617)	(2,641)
Common stock acquired by RRP	(103)	(84)
Amortization of earned portion of RRP stock	54	55
Balance at end of period	(2,666)	(2,670)
Treasury Stock:
Balance at beginning of period	(120,086)	(93,258)
Shares released for obligation of Benefit Maintenance Plan	1,022	-
Purchase of treasury shares, at cost	(28,399)	(10,319)
Balance at end of period	(147,463)	(103,577)
Common Stock Held by Benefit Maintenance Plan:
Balance at beginning of period	(5,584)	(3,867)
Common stock acquired	(1,764)	(1,717)
Balance at end of period	(7,348)	(5,584)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Statements of Comprehensive Income	2004	2003	2004	2003
Net Income	$12,406	$12,597	$24,746	$26,234
Reclassification adjustment for securities sold, net of benefit of $(237) during the six months ended June 30, 2003	-	-	(278)	-
Net unrealized securities losses arising during the period, net of taxes of $(8,578) and $(674) during the three months ended June 30, 2004 and 2003, respectively, and $(6,325) and $(872) during the six months ended June 30, 2004 and 2003, respectively	(10,070)	(791)	(7,425)	(1,024)
Comprehensive Income	$2,336	$11,806	$17,043	$25,210

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$24,746	$26,234
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on investment and mortgage backed securities sold	(516)	-
Net gain on sale of loans held for sale	(267)	(790)
Net gain on sale of other assets	-	(64)
Net depreciation and amortization	2,474	1,504
ESOP and RRP compensation expense	1,482	1,180
Provision for loan losses	120	120
Origination of loans held for sale	(39,046)	(37,045)
Proceeds from sale of loans held for sale	28,236	39,113
Proceeds from sale of other real estate owned	-	198
(Increase) Decrease in other assets	(6,530)	10,238
Increase in payable for securities purchased and other liabilities	1,207	21,690
Net cash provided by operating activities	11,906	62,378
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in other short term investments	19,561	80,387
Proceeds from maturities of investment securities held to maturity	60	60
Proceeds from maturities of investment securities available for sale	5,000	35,746
Proceeds from calls of investment securities available for sale	-	15,000
Proceeds from sales of investment securities available for sale	2,959	-
Proceeds from sales of mortgage backed securities available for sale	18,172	-
Purchases of investment securities available for sale	(15,038)	(282)
Purchases of mortgage backed securities available for sale	(398,210)	(531,029)
Principal collected on mortgage backed securities held to maturity	176	1,016
Principal collected on mortgage backed securities available for sale	115,242	199,073
Net increase in loans	(236,304)	(26,283)
Purchases of fixed assets	(1,139)	(1,510)
Redemption of Federal Home Loan Bank stock	500	3,265
Net cash used in investing activities	(489,021)	(224,557)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in due to depositors	302,544	188,083
Net increase in escrow and other deposits	5,853	1,219
Net (decrease) increase in Federal Home Loan Bank advances	(27,500)	19,000
Cash disbursed in payment of stock dividend for fractional shares	(12)	-
Increase (decrease) in securities sold under agreements to repurchase	158,014	(19,187)
Increase in Trust Preferred borrowings	72,165	-
Cash dividends paid	(9,817)	(7,146)
Stock options exercised and tax benefits of RRP	5,360	1,318
Purchases of common stock of RRP and BMP	(103)	(1,801)
Purchase of treasury stock	(28,399)	(10,319)
Net cash provided by financing activities	478,105	171,167
INCREASE IN CASH AND DUE FROM BANKS	990	8,988
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	24,073	21,487
CASH AND DUE FROM BANKS, END OF PERIOD	$25,063	$30,475
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	11,979	7,845
Cash paid for interest	31,222	35,568
Decrease in accumulated other comprehensive income	(7,703)	(1,024)

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

The Bank has been, and intends to remain, a community-oriented financial institution providing financial services and loans for housing within its market areas.  The Bank maintains its headquarters in the Williamsburg section of the borough of Brooklyn, New York, and operates twenty full-service retail banking offices located in the New York City boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches.  The Bank's primary lending area is the New York City metropolitan area, although its overall lending area is much larger, and extends approximately 150 miles in each direction from its corporate headquarters in Brooklyn.  Of the Bank's total mortgage loans at June 30, 2004, 84% are secured by properties located within the five boroughs of New York City, and nearly 50% are secured by properties located within the New York City borough of Manhattan.  At June 30, 2004, less than 10% of the Bank's mortgage loans are secured by properties located outside of New York State.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of June 30, 2004, and the results of operations, changes in stockholders' equity, comprehensive income and cash flows for the three-month and six-month periods ended June 30, 2004 and 2003.  The results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2004.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2003 and notes thereto.

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

3.   TREASURY STOCK

During the six months ended June 30, 2004, the Holding Company repurchased 1,415,825 shares of its common stock into treasury.  All shares were  recorded at the acquisition cost, which totaled $28.4 million during the six months ended June 30, 2004.

On April 22, 2004, 86,826 shares of the Company's common stock were released from treasury in order to fulfill benefit obligations calculated under the Benefit Maintenance Plan of the Company.  The closing price of the Company's common stock was $18.38 on April 22, 2004.  The shares were released utilizing the average historical cost method.

4.   STOCK DIVIDEND

On March 16, 2004, the Holding Company paid a 50% stock dividend to all shareholders of record as of March 1, 2004.  Capital accounts, share and per share data have been adjusted to reflect this dividend, which had the effect of a three-for-two stock split.

5.   ACCOUNTING FOR GOODWILL

Prior to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on July 1, 2001, goodwill generated from the Holding Company's acquisition of Conestoga Bancorp, Inc. in 1999, was amortized to expense on a straight line basis based upon a twelve year amortization period, and goodwill generated from the Holding Company's acquisition of Financial Bancorp, Inc. was amortized to expense on a straight line basis based upon a twenty year amortization period.

SFAS No. 142 established new standards for goodwill acquired in a business combination.  SFAS No. 142 eliminated amortization of goodwill and instead required a transitional goodwill impairment test to be performed six months from the date of adoption and annually thereafter.  As of the date of adoption of SFAS No. 142, the Company had goodwill totaling $55.6 million.  Prior to adoption of SFAS No. 142, annual goodwill amortization expense totaled $4.6 million.

The Company completed the transitional impairment test for goodwill as of July 1, 2001, and concluded that no potential impairment existed.  The Company subsequently designated the last day of its fiscal year as its annual date for impairment testing.  The Company performed an impairment test as of December 31, 2003 and concluded that no potential impairment of goodwill existed.  No events have occurred nor have circumstances changed subsequent to December 31, 2003 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or changes in circumstances would require an immediate impairment test to be performed in accordance with SFAS No. 142.

The following table reflects the carrying amount and accrued amortization of the Company’s goodwill and core deposit intangible:

Core Deposit Intangible			Goodwill
	June 30, 2004	December 31, 2003		June 30, 2004	December 31, 2003
(Dollars in thousands)
Original Amount	$4,950	$4,950	Original Amount	$73,107	$73,107
Accumulated Amortization	(4,489)	(4,077)	Accumulated Amortization	(17,469)	(17,469)
Net Carrying Value	$461	$873	Net Carrying Value	$55,638	$55,638

In conjunction with the adoption of SFAS No. 142, the Company also re-assessed the useful lives and classifications of its identifiable intangible assets and determined that they remain appropriate.  Aggregate amortization expense related to the core deposit intangible was $206,000 for both the three months ended June 30, 2004 and 2003, and was $412,000 for both the six months ended June 30, 2004 and 2003.  Estimated future amortization expense related to the core deposit intangible is as follows:

For the Fiscal Year Ending December 31:
(Dollars in thousands)
2004	413
2005	48
$461

6.

EARNINGS PER SHARE ("EPS")

EPS are calculated and reported in accordance with SFAS No. 128, "Earnings Per Share.''  SFAS No. 128 requires disclosure of basic EPS and diluted EPS for entities with complex capital structures on the face of the income statement, along with a reconciliation of the numerator and denominator of basic and diluted earnings per share.

Basic EPS is computed by dividing net income by the weighted-average common shares outstanding during the period [weighted average common shares are adjusted to include vested Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc. ("RRP") shares and allocated ESOP shares].  Diluted EPS is computed using the same method as basic EPS, however, reflects the potential dilution that would occur if unvested RRP shares became vested and if stock options were exercised and converted into common stock.

The following is a reconciliation of the numerator and denominator of basic EPS and diluted EPS for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net Income per the Consolidated Statement of Operations	$12,406	$12,597	$38,677	$25,240
Denominator:
Average shares outstanding utilized in the calculation of basic earnings per share	35,211,610	35,874,461	35,451,706	35,920,791

Unvested shares of Recognition and Retention Plan	30,560	44,210	35,530	52,011
Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options	892,951	1,485,665	1,010,870	1,433,040
Average shares outstanding utilized in the calculation of diluted earnings per share	36,135,121	37,404,336	36,498,106	37,405,842

Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options are calculated based upon the excess of the average market value of the Company's common stock over the exercise price of outstanding options.

7.   ACCOUNTING FOR STOCK BASED COMPENSATION

The Company maintains the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc.  ("RRP"), the Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees and the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (collectively the "Stock Option Plans"); which are discussed more fully in Note 15 to the Company's consolidated audited financial statements for the year ended December 31, 2003, and which are subject to the accounting requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation – Transition and Disclosures, an Amendment of FASB Statement No. 123" (collectively "SFAS 123").  SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company accounts for stock-based compensation under the Stock Option Plans using the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations.  Accordingly, no stock-based compensation cost has been reflected in net income for stock options, since, for all options granted under the Stock Option Plans, the market value of the underlying common stock on the date of grant equals the exercise price of the common stock.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the 1996 and 2001 Stock Option Plans and RRP shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$12,406	$12,597	$24,746	$26,234
Less: Excess stock-based compensation expense determined under the fair value method over the stock-based compensation recorded for all plans, net of applicable taxes	(456)	(374)	(927)	(705)
Pro forma net income	$11,950	$12,223	$23,819	$25,529

Earnings per share
Basic, as reported	$0.35	$0.35	$0.70	$0.73
Basic, pro forma	0.34	0.34	0.67	0.71

Diluted, as reported	$0.34	$0.34	$0.68	$0.70
Diluted, pro forma	0.33	0.33	0.65	0.68

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.   See Note 15 to the Company's consolidated audited financial statements for the year ended December 31, 2003.

8.   PROPOSED ACCOUNTING STANDARD

On March 31, 2004, the Financial Accounting Standards Board ("FASB") issued a proposed statement, "Share-Based Payment," that addresses the accounting for share-based payment transactions (e.g., stock options and awards of restricted stock) in which an employer receives employee services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. This proposed statement, if finalized as proposed, would eliminate use of APB 25 and generally would require that such transactions be accounted for using a fair-value-based method and the recording of compensation expense rather than optional pro forma disclosure. The proposed statement, if approved as proposed, would substantially amend SFAS 123.  It is presently uncertain whether the proposed statement will be adopted substantially as proposed, and management is thus currently unable to assess its potential impact on the Company's financial condition or results of operations.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary impairment and Its Application to Certain Investments" ("EITF 03-1").  EITF 03-1 provides guidance for determining when an investment is other-than-temporarily impaired—specifically, whether an investor has the ability and intent to hold an investment until recovery.  In addition, EITF 03-1 contains disclosure requirements that provide useful information about impairments that have not been recognized as other than temporary.  The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004.  The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statement of Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004.  The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004.  Comparative information for periods prior to initial application is not required.  Management is still evaluating the impact of adopting the application of guidance for evaluating whether an investment is other-than-temporarily impaired required under EITF 03-1.

The following table summarizes the gross unrealized losses and fair value of investment securities available for sale as of June 30, 2004, aggregated by investment category and the length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
			(Dollars in Thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Corporate securities	38,741	$557	$5,762	$182	44,503	$739
Equity securities	2,787	39	-	-	2,787	39
CMOs	538,924	13,026	74,264	2,318	613,188	15,344
	$580,452	$13,622	$80,026	$2,500	$660,478	$16,122

Management does not believe that any of the unrealized losses that have existed for twelve consecutive months or more qualified as other-than temporary losses at June 30, 2004, since all of these unrealized losses are attributable primarily to current interest rates.  As of June 30, 2004, no other investment or mortgage-backed securities ("MBS") have possessed unrealized losses for twelve consecutive months or more.

The aggregate amount of investment and MBS carried at historical cost was $1.2 million as of June 30, 2004.  No individual security that was carried at historical cost possessed an unrealized loss as of June 30, 2004.

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

General

The Holding Company is a Delaware corporation and holding company of the Bank, a federally chartered stock savings bank.   The Bank's principal business has been, and continues to be, gathering deposits from customers within its market area and investing them primarily in multifamily residential, commercial and one- to four-family residential real estate loans, construction loans, consumer loans, MBS, obligations of the U.S. Government and Government Sponsored Entities and corporate debt and equity securities.  Virtually all of these business activities are transacted through the Bank.

Executive Summary

The Holding Company’s primary business is the operation of the Bank.  The Company’s consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings.  The Bank additionally generates non-interest income such as service charges and other fees, and income associated with its purchase of Bank Owned Life Insurance.  Non-interest expenses consist primarily of employee compensation and benefits, data processing fees, marketing expenses and other operating expenses.  The Company’s consolidated results of operations are also significantly affected by general economic and competitive conditions (particularly fluctuations in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

The Bank’s primary strategy is to increase its household and deposit market shares in the communities that it serves, either through direct marketing, acquisitions or purchases of deposits.  The Bank also seeks to increase its product and service utilization for each individual depositor.  In addition, the Bank’s primary strategy includes the origination of, and investment in, mortgage loans, with an emphasis on multifamily residential and commercial real estate loans.  Multifamily residential lending is a significant business of the Bank, reflecting the fact that much of the housing in its primary lending area is multifamily.  Recently, the Bank has increased its portfolio of loans secured by mixed-use properties that are classified as commercial real estate loans, typified by commercial units on ground level and residential apartment units on upper floors.

The Company believes that multifamily residential and commercial real estate loans provide advantages as investment assets.  Initially, they offer a higher yield than investment securities of comparable maturities or terms to repricing.  In addition, origination and processing costs for the Bank’s multifamily residential and commercial real estate loans are lower per thousand dollars of originations than comparable one-to four-family loan costs.  Further, the Bank’s market area generally has provided a stable flow of new and refinanced multifamily residential and commercial real estate loan originations.  In order to address the credit risk associated with multifamily residential and commercial real estate lending, the Bank has developed underwriting standards that it believes are reliable in order to maintain consistent credit quality for its loans.

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

Prior to January 2004, the overall low interest rate environment resulted in a greater decline in the average cost of interest bearing liabilities compared to the decline in the average yield on interest earning assets.  During the three-month and six-month periods ended June 30, 2004, the continued low interest rate environment had the opposite effect, resulting in a greater decline in the average yield on interest earning assets compared to the decline in the average cost of interest bearing liabilities.  Additionally, both an increase in short-term interest rates during the quarter ended June 30, 2004 and the 7.0% coupon trust preferred borrowing issued by the Company in March 2004 added to interest expense on borrowed funds during the three months and six months ended June 30, 2004.  As a result, both the net interest spread and the net interest margin, which had increased during most of 2002 and 2003, declined during the three-month and six-month periods ended June 30, 2004.  These declines resulted in a decrease of $1.7 million in net interest income during the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003, which, in effect, led to a decline of $191,000 in net income during the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

The Company positioned itself for a potential increase in interest rates by not fully deploying its strong capital position in the historically low interest rate environment of 2003, and by maintaining a securities portfolio that is expected to provide a steady source liquidity during 2004 and 2005.  The Company would expect a controlled deployment of its capital and liquidity should interest rates rise steadily.  However, the Company would likely experience some adverse impact on its net interest income should rates rise rapidly.

Selected Financial Highlights and Other Data

(Dollars in thousands except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Performance and Other Selected Ratios:
Return on Average Assets	1.44%	1.60%	1.51%	1.71%
Return on Average Stockholders' Equity	18.42	18.54	18.07	19.48
Stockholders' Equity to Total Assets	7.77	8.66	7.77	8.66
Tangible Equity to Total Tangible Assets	6.47	6.95	6.47	6.95
Loans to Deposits at End of Period	104.06	103.77	104.06	103.77
Loans to Earning Assets at End of Period	73.96	73.01	73.96	73.01
Net Interest Spread	2.66	3.17	2.84	3.26
Net Interest Margin	2.90	3.44	3.08	3.56
Average Interest Earning Assets to Average Interest Bearing Liabilities	110.82	110.97	111.12	111.15
Non-Interest Expense to Average Assets	1.22	1.23	1.28	1.26
Efficiency Ratio	34.71	32.15	35.12	31.67
Effective Tax Rate	37.95	38.86	37.04	38.28
Dividend Payout Ratio	41.18	27.45	39.71	26.67
Average Tangible Equity	$217,315	$212,654	$219,649	$210,090
Per Share Data:
Reported EPS (Diluted)	$0.34	$0.34	$0.68	$0.70
Cash Dividends Paid Per Share	0.14	0.09	0.27	0.19
Stated Book Value	7.22	7.20	7.22	7.20
Tangible Book Value	5.94	5.67	5.94	5.67
Asset Quality Summary:
Net Charge-offs	$37	$28	$67	$30
Non-performing Loans	1,413	1,070	1,413	1,070
Non-performing Loans/Total Loans	0.06%	0.05%	0.06%	0.05%
Non-performing Assets/Total Assets	0.04	0.03	0.04	0.03
Allowance for Loan Loss/Total Loans	0.60	0.71	0.60	0.71
Allowance for Loan Loss/Non-performing Loans	1,028.66	1,453.08	1,028.66	1,453.08
Regulatory Capital Ratios (Bank Only):
Tangible Capital	7.30%	7.03%	7.30%	7.03%
Leverage Capital	7.30	7.03	7.30	7.03
Total Risk-based Capital	14.46	13.98	14.46	13.98
Earnings to Fixed Charges Ratios
Including Interest on Deposits	2.14x	2.14x	2.21x	2.19x
Excluding Interest on Deposits	3.74	3.76	3.97	3.86

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

The following is a description of the Company's critical accounting policies and an explanation of the methods and assumptions underlying their application. These critical policies and their application are reviewed at least annually with the Audit Committee of the Company's Board of Directors.

Allowance for Loan Losses. The loan loss reserve methodology consists of several significant components, including a review of the two elements of the Bank's loan portfolio, performing loans and classified loans [i.e., non-performing loans, troubled-debt restructurings and impaired loans under SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures an amendment of FASB Statement No. 114," ("Amended SFAS 114"), as well as loans otherwise internally classified as "Special Mention," "Substandard," or "Doubtful"].  At June 30, 2004, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio.

Performing loans are reviewed at least quarterly, based upon the premise that there are losses inherent within the loan portfolio that have not been identified as of the balance sheet date.  As a result, the Bank calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage and applying it to its performing loans.  In determining the expected loan loss percentage, the Bank considers the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multifamily residential, commercial real estate, cooperative apartment or consumer); the underwriting history of the loan (i.e., whether it was underwritten by the Bank or a predecessor institution acquired subsequently by the Bank and, therefore, originally subjected to different underwriting criteria); both the current condition and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data in order to derive the expected loan loss percentages); the level of and trend in non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by properties located in the New York City metropolitan area) or specific industry conditions within the portfolio segments.  Since the criteria impact the expected loan loss percentages that are applied to performing loans, changes in any one or more of these criteria will effect the amount of the allowance and the provision for loan losses.  The Bank applied the process of determining the allowance for loan losses consistently throughout the three-month and six-month periods ended June 30, 2004 and 2003.

Regarding classified loans, generally, the Bank considers non-performing and troubled-debt restructured multifamily residential and commercial real estate loans, along with non-performing one- to four-family loans exceeding $333,700, to be impaired. Non-performing one-to four-family loans of $333,700 or less are considered homogeneous loan pools and are not required to be evaluated individually for impairment.  Pursuant to Amended SFAS 114, loans determined to be impaired are evaluated in order to establish whether the estimated value of the underlying collateral determined from independent appraisals is sufficient to satisfy the existing debt.  For each loan that the Bank determines to be impaired, impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimate of its fair value.  A specific reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses.  The determination of the estimated fair value of the underlying collateral is subject to assumptions and judgments.  A specific reserve for loan losses could differ materially as a result of changes in these assumptions and judgments.

Loans otherwise internally classified as Special Mention, Substandard or Doubtful are reviewed individually on a quarterly basis by the Bank's Loan Loss Reserve Committee to determine if specific reserves are appropriate.

If approved by the Board of Directors, the Bank will increase the allowance for loan losses in an amount recommended by the Loan Loss Reserve Committee to appropriately reflect the inherent loss from any other loss classification category.  Typically, the Bank's policy is to charge-off immediately all balances classified ''Loss'' and all charge-offs are recorded as a reduction of the allowance for loan losses.  The Bank applied this process consistently throughout the three months ended June 30, 2004 and 2003.

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

The fair value of the MSR is sensitive to changes in assumptions.  Fluctuations in prepayment speed assumptions have the most significant impact on the fair value of MSR.  In the event that loan prepayment activities increase due to increased loan refinancing, the fair value of MSR would likely decline.  In the event that loan prepayment activities decrease due to a decline in loan refinancing, the fair value of MSR would likely increase.  Any measurement of MSR is limited by the existing conditions and assumptions utilized at a particular point in time, and would not necessarily be appropriate if they were applied at a different point in time.

Asset Impairment Adjustments.  Certain of the Company’s assets are carried in its consolidated statements of financial condition at fair value or at the lower of cost or fair value. Valuation allowances are established when necessary to recognize impairment of such assets. Management  of the Company periodically performs analyses to test for impairment of these assets. In addition to the impairment analyses related to loans and MSR discussed above, two other significant impairment analyses relate to the value of goodwill and intangible assets and other than temporary declines in the value of the Company's securities.

Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company on July 1, 2001.  SFAS No. 142 eliminated amortization of goodwill and instead requires that an impairment test be performed annually at the reporting unit level.  As of the date of adoption of SFAS 142, and as of June 30, 2004, the Company had goodwill totaling $55.6 million.  Prior to adoption of SFAS No. 142, annual goodwill amortization expense totaled $4.6 million.

For purposes of its goodwill impairment testing, the Company identified a single reporting unit.  The impairment test is therefore performed on a consolidated basis and compares the Company's market capitalization (reporting unit fair value) to its outstanding equity (reporting unit carrying value).  In accordance with the recommended provisions of SFAS No. 142, the Company utilizes its closing stock price as reported on the Nasdaq National Market on the date of the impairment test in order to compute market capitalization.  The Company has designated the last day of its fiscal year as the annual date for impairment testing. The Company performed its annual impairment test as of December 31, 2003 and concluded that no potential impairment of goodwill existed since the fair value of the Company's reporting unit exceeded its carrying value.  No events have occurred, nor circumstances changed, subsequent to December 31, 2003 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or changes in circumstances would require an immediate impairment test to be performed in accordance with SFAS No. 142.  Differences in the identification of reporting units and the use of valuation techniques can result in materially different evaluations of impairment.

Debt and equity securities that have readily determinable fair values are carried at fair value unless they are held to maturity. Estimated fair values for securities are based on published or securities dealers' market values.  Debt securities are classified as held to maturity and carried at amortized cost only if the Company has a positive intent and ability to hold them to maturity.  If not classified as held to maturity, such securities are classified as securities available for sale or as trading securities. Unrealized holding gains or losses on securities available for sale are excluded from net income and reported net of income taxes as other comprehensive income.  The Company conducts a periodic review and evaluation of its securities portfolio to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary in accordance with EITF 03-1. If such decline is deemed other than temporary, the carrying amount of the security is adjusted through a valuation allowance.  For the three-month and six-month periods ended June 30, 2004 and 2003, there were no other-than temporary impairments in the securities portfolio.

Loan Income Recognition.  Interest income on loans is recorded using the level yield method.  Pursuant to this method, discount accretion and premium amortization are included in interest income.  Loan origination fees and certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual loan terms.  Accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes 90 days past due as to principal or interest.  When interest accruals are discontinued, any interest accrued to income during the year of discontinuance is reversed. Payments on nonaccrual loans are generally applied to principal.  Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the principal balance and accrued interest.  Loans are returned to accrual status if the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions.

Liquidity and Capital Resources

The Bank's primary sources of funds are deposits; proceeds from principal and interest payments on loans, MBS and investments; borrowings; and proceeds from the sale of multifamily residential loans to the Federal National Mortgage Association ("FNMA"), and fixed-rate, one- to four-family mortgage loans to the secondary mortgage market. While maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

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

Deposits increased $302.5 million during the six months ended June 30, 2004 and $188.1 million during the six months ended June 30, 2003.  The increase in deposits during each of these periods reflected increased marketing efforts that helped generate additional deposit balances in certificates of deposit ("CDs") and core (i.e., non-CD) deposit accounts.  Successful CD promotional campaigns implemented during the six months ended June 30, 2004 and 2003 resulted in growth in CDs of $187.9 million during the six months ended June 30, 2004 and $96.7 million during the six months ended June 30, 2003.  Additionally, during the six months ended June 30, 2004, money market accounts increased $102.9 million as a result of successful promotional activities.  Based upon the Bank's current pricing strategy and deposit retention experience, management believes that the Bank will retain a significant portion of such deposits.

During the six months ended June 30, 2004, principal repayments on real estate loans totaled $351.5 million and principal repayments on MBS totaled $115.4 million.  During the six months ended June 30, 2003, principal repayments on real estate loans totaled $424.8 million and principal repayments on MBS totaled $200.1 million.  The decrease in principal repayments on loans and MBS resulted from a reduction in customer refinance activities associated with mortgage-backed assets.  The majority of this decline resulted from the large segment of loans that were satisfied or refinanced during 2002 and 2003, which substantially reduced the level of loans likely to prepay or refinance during 2004.

Maturities and calls of investment securities totaled $5.0 million during the six months ended June 30, 2004 and $50.8 million during the six months ended June 30, 2003, providing additional liquidity to the Company during these periods.  During the years ended December 31, 2002 and 2003, the Company experienced calls on a large portion of its investment securities as a result of the low level of interest rates that continued to prevail.  The level of securities call activity therefore declined significantly during 2004.

The Bank implemented a program in December 2002 to originate and sell multifamily residential mortgage loans in the secondary market to FNMA while retaining servicing. The Bank underwrites these loans using its customary underwriting standards, funds the loans, and sells them to FNMA at agreed upon pricing.  Typically, the Bank seeks to sell loans to FNMA with terms to maturity or repricing in excess of seven years from the origination date, since the Bank does not wish to hold such loans in its portfolio due to the interest rate risk concerns that such loans present.  Under the terms of the sales program, the Bank retains a portion of the associated credit risk.  Once established, such amount would continue to increase as long as the Bank continues to sell loans under this program to FNMA. The Bank retains this level of exposure until the portfolio of loans are paid in entirety or the Bank funds claims by FNMA for the maximum loss exposure.  During the six months ended June 30, 2004 and 2003, respectively, the Bank sold $32.3 million and $33.8 million of loans to FNMA.  During the six months ended June 30, 2004, the origination terms offered on these loans by FNMA were less competitive than during the six months ended June 30, 2003, and resulted in a lower quantity of such loans being originated and sold during 2004.

During the six months ended June 30, 2004, securities sold under agreement to repurchase ("REPOS") increased $158.0 million compared to a net decline of $19.2 million during the six months ended June 30, 2003.  During the six months ended June 30, 2004, management elected to utilize REPOS as the primary source of funding for growth in MBS.  During the six months ended June 30, 2004, the Company added REPO borrowings with an average maturity of 2.3 years and a weighted average interest cost of 2.37% in order to fund securities purchases.

During the six months ended June 30, 2004, Federal Home Loan Bank of New York ("FHLBNY") advances declined $27.5 million, as management utilized REPOS and deposits as the primary sources for funding asset growth.  During the six months ended June 30, 2003, FHLBNY advances increased $19.0 million, as management elected to add some long-term FHLBNY advances to partially mitigate the interest rate risk resulting from the historic low interest rates on its portfolio multifamily loan originations.  The average term to maturity on FHLBNY advances added during the six months ended June 30, 2003 was 8.4 years.

In March 2004, the Company received net proceeds of $70.0 million from the issuance of debt in the form of Trust Preferred securities.  These borrowings will bear interest at a rate of 7.0% for 30 years and are callable at any time after 5 years.  During the six months ended June 30, 2004, the Company utilized a portion of the funds received from this issuance to repurchase its common stock, and invested the remaining balance in medium-term securities.

The Bank's primary uses of liquidity and capital resources are the origination of real estate loans and the purchase of mortgage-backed and other securities.  During the six months ended June 30, 2004 and 2003, real estate loan originations totaled $625.7 million and $479.6 million, respectively.  A continued level of low, long-term interest rates during the period January 2003 through June 2004 contributed to the strong level of real estate loan originations during the six months ended June 30, 2004 and 2003.  Purchases of investment securities and MBS, which were $531.3 million during the six months ended June 30, 2003, totaled $413.2 million for the six months ended June 30, 2004.  The heightened purchase activity during the six months ended June 30, 2003 reflected both the replenishment of the MBS portfolio in response to high levels of amortization during the period and the acquisition of a greater volume of short-term securities earmarked for re-investment in real estate loans.

During the six months ended June 30, 2004, the Holding Company repurchased 1,415,825 shares of its common stock into treasury.  All shares were  recorded at the acquisition cost, which totaled $28.4 million during the six months ended June 30, 2004. As of June 30, 2004, up to 1,989,260 shares remained available for purchase under authorized share purchase programs.  Based upon the closing price of its common stock of $17.48 per share as of June 30, 2004, the Holding Company would utilize $34.8 million in order to purchase all of the remaining authorized shares.  For the Holding Company to complete these share purchases, it will likely require dividend distributions from the Bank.

The levels of the Bank's short-term liquid assets are dependent on its operating, financing and investing activities during any given period.  The Bank monitors its liquidity position on a daily basis.  During the six months ended June 30, 2004, the Bank experienced increased liquidity resulting from deposit growth, as well as above average levels of real estate loan and MBS prepayments and the sale of loans to FNMA.  As of June 30, 2004, a portion of these funds had not been used to fund loan originations or other investment activities.  Temporary excess liquidity is invested in overnight federal funds sales and various money market investments.

In the event that the Bank should require funds beyond its ability to generate them internally, an additional source of funds is  available through use of its borrowing line at the FHLBNY.  At June 30, 2004, the Bank had an additional potential borrowing capacity of $485.7 million available should it purchase the minimum required level of FHLBNY common stock (i.e., 1/20th of its outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by the Office of Thrift Supervision ("OTS"), which, as a general matter, are based on the amount and composition of an institution's assets. At June 30, 2004, the Bank was in compliance with all applicable regulatory capital requirements.  In addition, at June 30, 2004, the Bank was considered "well-capitalized" for all regulatory purposes.

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

The Bank is obligated under leases for certain rental payments due on its branches and equipment.  A summary of borrowings and lease obligations at June 30, 2004 is as follows:

Payments Due By Period
Contractual Obligations	Less than One Year	One to Three Years	Over Three Years to Five Years	Over Five Years	Total at June 30, 2004
(Dollars in Thousands)
Long-term debt obligations	$255,040	$185,000	$40,648	$293,666	$774,354
Operating lease obligations	$996	$2,042	$1,730	$3,678	$8,446

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

	Less than One Year	One to Three Years	Over Three Years to Five Years	Over Five Years	Total at June 30, 2004
(Dollars in Thousands)
Credit Commitments:
Available lines of credit	$28,533	$-	$-	$-	$28,533
Other loan commitments	176,601	-	-	-	176,601
Total Credit Commitments	$205,135	$-	$-	$-	$205,135

Asset Quality

Non-performing loans (i.e., delinquent loans for which interest accruals have ceased in accordance with the Bank's policy - typically loans 90 days or more past due) totaled $1.4 million at June 30, 2004 and $525,000 at December 31, 2003.  During the six months ended June 30, 2004, four loans totaling $983,000 were added to non-performing status.  Partially offsetting this increase was the removal of one loan from non-performing status totaling $99,000 during the same period.

The Bank had a total of 19 real estate and consumer loans, totaling $381,000, delinquent 60-89 days at June 30, 2004, compared to a total of 30 such delinquent loans, totaling $1.4 million, at December 31, 2003.   The majority of the dollar amount of both non-performing loans and loans delinquent 60-89 days was composed of real estate loans.  The majority of the count of both non-performing loans and loans delinquent 60-89 days was composed of consumer loans (primarily depositor loans).  The decline in the amount delinquent 60-89 days from December 31, 2003 to June 30, 2004 resulted from a net decrease of two real estate loans totaling $1.2 million during the period, that was partially offset by the addition of one home equity loan totaling $169,000.  The 60-89 day delinquency levels fluctuate monthly, and are generally a less accurate indicator of credit quality trends than non-performing loans.

GAAP requires the Bank to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a loan constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Current OTS regulations require that troubled-debt restructurings remain classified as such until the loan is either repaid or returns to its original terms.  The Bank had no loans classified as troubled-debt restructurings at June 30, 2004 or December 31, 2003.

Amended SFAS 114 provides guidelines for determining and measuring impairment in loans. For each loan that the Bank determines to be impaired, impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimate of its fair value.  A specific reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses.  Generally, the Bank considers all non-performing or troubled-debt restructured multifamily residential and commercial real estate loans, along with non-performing one- to four-family loans that exceed $333,700, to be impaired. The recorded investment in loans deemed impaired was approximately $914,000, consisting of three loans, at June 30, 2004.  There were no loans deemed impaired at December 31, 2003.  The average total balance of impaired loans was approximately $609,000 and $197,000 during the six months ended June 30, 2004 and 2003, respectively.  The increase resulted from the addition of the three impaired loans during the six months ended June 30, 2004.  At June 30, 2004, there were $91,000 of reserves allocated within the allowance for loan losses for impaired loans.  At December 31, 2003, there were no reserves allocated within the allowance for loan losses for impaired loans.  At June 30, 2004, non-performing loans exceeded impaired loans by $499,000, due to $499,000 of one- to four-family and consumer loans, which, while on non-performing status, were not deemed impaired, since they had individual outstanding balances less than $333,700, and were thus considered homogeneous loan pools that were not required to be evaluated for impairment.

The following table sets forth information regarding non-performing loans, non-performing assets, impaired loans and troubled-

debt restructurings at the dates indicated:

	At June 30, 2004	At December 31, 2003
(Dollars in Thousands)
Non-performing loans
One- to four-family	$336	$346
Multifamily residential	914	-
Other	163	179
Total non-performing loans	1,413	525
Other Real Estate Owned	-	-
Total non-performing assets	1,413	525
Troubled-debt restructurings	-	-
Total non-performing assets and troubled-debt restructurings	$1,413	$525

Impaired loans	$914	-
Ratios:
Total non-performing loans to total loans	0.06%	0.02%
Total non-performing loans and troubled-debt restructurings to total loans	0.06	0.02
Total non-performing assets to total assets	0.04	0.02
Total non-performing assets and troubled-debt restructurings to total assets	0.04	0.02

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

The Bank has maintained its allowance for loan losses at a level which management believes is appropriate to absorb losses inherent within the Bank's loan portfolio as of the balance sheet dates.  The allowance for loan losses was $14.5 million at June 30, 2004, compared to $15.0 million at December 31, 2003.  During the six months ended June 30, 2004, the Bank recorded a provision of $120,000 to the allowance for loan losses to provide for additional inherent losses in the portfolio.  The Bank also recorded net charge-offs of approximately $67,000 during the same period, virtually all of which related to consumer loans, and reclassified $536,000 of its existing allowance for loan losses to other liabilities in order to separately account for reserves related to loan origination commitments.

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

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

Assets.  Assets totaled $3.47 billion at June 30, 2004, an increase of $497.8 million from total assets of $2.97 billion at December 31, 2003.  The growth in assets was experienced primarily in MBS available for sale and real estate loans, which increased $249.1 million and $235.9 million, respectively.  During the six months ended June 30, 2004, the Bank purchased $398.2 million of MBS available for sale.  These purchases were intended to provide additional yield currently over short-term investments, while providing liquidity to the Bank in future quarters when it may seek to deploy funds into higher yielding investments.  Partially offsetting these purchases were principal repayments of $115.2 million and sales of $17.9 million on MBS available for sale during the six months ended June 30, 2004.  During the six months ended June 30, 2004, the Bank experienced a reduction in the historically high levels of principal repayments on MBS available for sale that occurred during 2003.  This decline in repayments reflected a reduction in mortgage refinancing activity during the period as a result of the historically high levels of prepayments during both 2002 and 2003 that significantly reduced the total population of mortgage-backed assets likely to refinance in future years.

In addition to growth in MBS available for sale, real estate loans increased $235.9 million during the six months ended June 30, 2004.  During the six months ended June 30, 2004, real estate loan originations totaled $625.7 million, of which $602.2 million were multifamily residential and commercial real estate loans.  Real estate loan origination levels were driven by the continuation of the low interest rate environment during the period January 2004 through June 2004.  Offsetting the growth in real estate loans from originations were principal repayments totaling $351.5 million during the six months ended June 30, 2004.  Principal repayments, which include both regular amortization and prepayments, totaled $424.8 million during the six months ended June 30, 2003.  The decline reflected a reduction in overall loan refinancing activity during the period as the record level of loan refinancing during 2002 and 2003 significantly reduced the total population of loans likely to refinance in future years.

Investment securities available for sale increased $7.4 million during the three months ended June 30, 2004 due primarily to purchases of $15.0 million during the period that were partially offset by maturities and sales totaling $7.7 million.

Liabilities.  Total liabilities increased $512.3 million during the six months ended June 30, 2004.  Deposits grew $302.5 million due to the success of various sales and marketing activities during the period.  CDs increased $187.9 million and money market accounts increased $102.9 million during the six months ended June 30, 2004 due to separate successful promotional campaigns.  In addition, escrow and other deposits increased $5.9 million during the period due to increased funding for real estate taxes.

During the six months ended June 30, 2004, REPOS increased $158.0 million, and FHLBNY advances decreased $27.5 million.  (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

In March 2004, the Company completed an offering of trust preferred securities in an aggregate amount of $70.0 million.  The trust preferred securities, which bear a fixed interest rate of 7.0%, mature on April 14, 2034, and are callable without penalty at any time on or after April 15, 2009.  These borrowings were undertaken in order to obtain fund for general business activities which include, but are not limited to, repurchases of common stock and payment of cash dividends.

Stockholders' Equity.  Stockholders' equity decreased $14.4 million during the six months ended June 30, 2004, due to the repurchase of $28.4 million of treasury stock, a net decrease in accumulated other comprehensive income or loss of $7.7 million, and payment of cash dividends of $9.8 million during the period.  These reductions in stockholders' equity were partially offset by net income of $24.7 million, an increase to stockholders' equity of $5.4 million related to the issuance of common stock for the exercise of stock options and tax benefits associated with the Company's stock option plans and RRP, and an increase to equity of $1.5 million related to the amortization of the ESOP and the RRP stock benefit plans.  Both the ESOP and RRP have investments in the Holding Company's common stock that are recorded as reductions in stockholders' equity ("Contra Equity Balances").  As compensation expense is recognized on the ESOP and RRP, the Contra Equity Balances are reduced, resulting in an increase to their respective equity balances.  This increase to equity offsets the decline in the Company's retained earnings related to the periodic ESOP and RRP expenses that are recorded.  The stockholders' equity component of other comprehensive income decreased $7.7 million during the six months ended June 30, 2004 as a result of a decline in the net unrealized gain on investment and mortgage-backed securities available for sale.

Comparison of the Operating Results for the Three Months Ended June 30, 2004 and 2003

General. Net income was $12.4 million during the three months ended June 30, 2004, a decrease of $191,000 from net income of $12.6 million during the three months ended June 30, 2003.  During this comparative period, net interest income decreased $1.7 million, non-interest income increased $2.0 million and non-interest expense increased $856,000, resulting in a decline in pre-tax income of $608,000.  Income tax expense decreased $417,000 as a result of the decline in pre-tax income.

Net Interest Income.  The discussion of net interest income for the three months ended June 30, 2004 and 2003 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of operations for the three months ended June 30, 2004 and 2003, and reflect the average yield on assets and average cost of liabilities for the periods indicated.  These yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)

	Three Months Ended June 30,
		2004			2003
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)
Assets:
Interest-earning assets:
Real estate loans	$2,348,236	$34,450	5.87%	$2,177,398	$37,195	6.83%
Other loans	3,388	60	7.08	3,658	69	7.55
Mortgage-backed securities	750,157	6,146	3.28	541,315	4,808	3.55
Investment securities	45,188	375	3.32	60,974	595	3.90
Other short-term investments	148,854	386	1.04	193,334	949	1.96
Total interest-earning assets	3,295,823	$41,417	5.03%	2,976,679	$43,616	5.86%
Non-interest earning assets	153,083			164,951
Total assets	$3,448,906			$3,141,630

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW, Super Now accounts	$41,128	$105	1.02%	$32,294	$79	0.98%
Money Market accounts	844,621	3,177	1.51	665,056	2,947	1.78
Savings accounts	371,427	500	0.54	371,642	713	0.77
Certificates of deposit	998,037	6,460	2.60	940,270	6,818	2.91
Borrowed Funds	718,812	7,301	4.07	673,074	7,455	4.44
Total interest-bearing liabilities	2,974,025	$17,543	2.37%	2,682,336	$18,012	2.69%
Checking accounts	94,637			89,991
Other non-interest-bearing liabilities	110,908			97,520
Total liabilities	3,179,570			2,869,847
Stockholders' equity	269,337			271,783
Total liabilities and stockholders' equity	$3,448,907			$3,141,630
Net interest income		$23,874			$25,604
Net interest spread			2.66%			3.17%
Net interest-earning assets	$321,798			$294,343
Net interest margin			2.90%			3.44%
Ratio of interest-earning assets to interest-bearing liabilities			110.82%			110.97%

Rate/Volume Analysis (Unaudited)

	Three Months Ended
	June 30, 2004
	Compared to
	Three Months Ended
	June 30, 2003
	Increase/ (Decrease)
	Due to:
	Volume	Rate	Total
(Dollars In Thousands)
Interest-earning assets:
Real Estate Loans	$2,700	$(5,445)	$(2,745)
Other loans	(5)	(4)	(9)
Mortgage-backed securities	1,779	(441)	1,338
Investment securities	(143)	(77)	(220)
Other short-term investments	(168)	(395)	(563)
Total	4,163	(6,362)	(2,199)

Interest-bearing liabilities:
NOW and Super Now accounts	$22	$4	$26
Money market accounts	737	(507)	230
Savings accounts	-	(213)	(213)
Certificates of deposit	394	(752)	(358)
Borrowed funds	487	(641)	(154)
Total	1,640	(2,109)	(469)
Net change in net interest income	$2,523	$(4,253)	$(1,730)

Net interest income for the three months ended June 30, 2004 decreased $1.7 million to $23.9 million from $25.6 million during the three months ended June 30, 2003.  This decrease was attributable to a decline of $2.2 million in interest income that was partially offset by a decline of $469,000 in interest expense during the three months ended June 30, 2004 compared to the three months ended June 30, 2003.  The net interest spread decreased 51 basis points from 3.17% for the three months ended June 30, 2003 to 2.66% for the three months ended June 30, 2004, and the net interest margin decreased 54 basis points from 3.44% to 2.90% during the same period.

The decrease in both the net interest spread and net interest margin reflected an 83 basis point decline in the average yield on interest earning assets, as a result of the continued repricing of assets during the historically low interest rate environment that has persisted over the past three years.  Prior to January 2004, the overall low interest rate environment resulted in a greater decline in the average cost of interest bearing liabilities compared to the average yield on interest earning assets.  During the three months and six months ended June 30, 2004, the continued low interest rate environment had the opposite effect, resulting in a greater decline in the average yield on interest earning assets compared to the decline in the average cost of interest bearing liabilities (See "Interest Expense").  As a result, both the net interest spread and the net interest margin, which had increased during most of 2002 and 2003, declined during both the three months and six months ended June 30, 2004.

During the three months ended June 30, 2004 compared to the three months ended June 30, 2003, the average yield on real estate loans and MBS, which collectively comprised the great majority of the Company's interest earning assets, declined by 96 basis points and 27 basis points, respectively.  See the discussion entitled "Interest Income" below for a further examination of these declines.

Partially offsetting the decline in average yield on interest earning assets was a decline of 32 basis points in average cost of interest bearing liabilities that resulted primarily from declines in the average cost of borrowings of 37 basis points and CDs of 31 basis points, along with the movement of the overall composition of funding from higher-cost borrowings into deposits with a lower average cost. See the discussion entitled "Interest Expense" below for a further examination of these declines.

Interest Income.  Interest income was $41.4 million during the three months ended June 30, 2004, a decrease of $2.2 million from $43.6 million during the three months ended June 30, 2003.  Interest income on real estate loans, investment securities and other short term investments declined by $2.7 million, $220,000 and $563,000, respectively, during the three months ended June 30, 2004 compared to the three months ended June 30, 2003.  Partially offsetting these declines was an increase of $1.3 million in interest income on MBS during the same comparable period.

The decline in interest income resulted from the historically low interest rate environment that existed during the period January 1, 2002 through June 30, 2004.  That low interest rate environment stimulated the refinancing and prepayment of higher rate loans in the Bank's portfolio, while also resulting in reduced rates on existing portfolio loans that repriced during the period July 1, 2003 to June 30, 2004 (although these levels of refinancing and prepayment did experience a slight decline during the six months ended June 30, 2004 as a result of an increase in interest rates).  The combination of these two factors resulted in a decline of 96 basis points in average yield on real estate loans (the Bank's largest interest earning investment) during the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003.  In addition, the average yield on MBS declined 27 basis points during the same period as a result of the high level of prepayments on existing securities during 2002 and 2003 as well as the purchase of new securities during the period January 1, 2002 through June 30, 2004 while rates were historically low.  The average yields on investment securities and other short-term investments also declined by 58 basis points and 92 basis points, respectively,  during the three months ended June 30, 2004 compared to the three months ended June 30, 2003, as a result of the low interest rate environment.

The Bank's general policy has been to emphasize growth in real estate loans as its primary interest-earning asset, and de-emphasize its investment and MBS portfolios, while loan origination demand is strong.  However, as part of a specific investment strategy to achieve a desirable balance of yield and liquidity on short-term investments, the Bank purchased $398.2 million of MBS during the six months ended June 30, 2004.  This purchase level exceeded the level of MBS principal repayments of $115.4 million during the same period, and contributed to an overall increase of $208.8 million in the average balance of MBS during the three months ended June 30, 2004 compared to the three months ended June 30, 2003.  As a result, the dollar amount of interest income on MBS increased by $1.3 million during the three months ended June 30, 2004 compared to the three months ended June 30, 2003, despite the decline in average yield of 27 basis points during the same period.

Interest Expense.  Interest expense declined $469,000, to $17.5 million during the three months ended June 30, 2004, from $18.0 million during the three months ended June 30, 2003.  The decline in interest expense resulted substantially from a reduction of $358,000 in interest expense on CDs and a reduction of $213,000 in interest expense on savings accounts.

During the three months ended June 30, 2004 compared to the three months ended June 30, 2003, the average cost of CDs, the largest component of interest expense during the 2004 period, declined by 31 basis points, while their average balance increased by $57.8 million. The net impact of these two events resulted in a reduction in interest expense of $358,000 during the three months ended June 30, 2004 compared to the three months ended June 30, 2003.  The decline in the average cost of CD's reflected a reduction in interest rates offered on deposits as a result of the continued low level of interest rates that has existed during the period January 1, 2002 through June 30, 2004, which was not materially impacted by the recent increase in short-term interest rates.  The increase in average balance of CDs during the three months ended June 30, 2004 compared to the three months ended June 30, 2003 resulted from a runoff of CDs from July 2003 to December 2003 as customers sought higher rates in other investment products, combined with growth in CDs during the six months ended June 30, 2004 resulting from successful promotional offerings.

The average cost of savings accounts also declined by 23 basis points during the comparative period, resulting in a reduction in interest expense of $213,000.  This decline in average cost reflected reductions in interest rates offered by the Bank as a result of the overall interest rate environment in effect during the period July 2003 through June 2004.

Interest expense on money market accounts increased $230,000 during the three months ended June 30, 2004 compared to the three months ended June 30, 2003, due to an increase in average balance of $179.6 million during the same period.  The increase in average balances reflected successful deposit gathering promotions of the Bank during the period July 1, 2003 to June 30, 2004.  Partially offsetting this increase was a decline in average cost of money market accounts of 27 basis points, reflecting reductions in interest rates offered by the Bank as a result of the overall low interest rate environment in effect during the period July 2003 through June 2004, which was also not materially impacted by the recent increase in short-term interest rates.

Interest expense on borrowed funds declined $154,000 during the three months ended June 30, 2004 compared to the three months ended June 30, 2003, as a result of a 37 basis point decline in their average cost during the period.  During the twelve months ended December 31, 2003, the Company reduced its total borrowings by $103.9 million by either not replacing borrowings that matured or prepaying outstanding debt.  During the six months ended June 30, 2004, the Company added $158.0 million of REPO borrowings, and a $70 million trust preferred borrowing.  The combination of activity in these two periods resulted in an overall increase of $45.7 million in the average balance of borrowings during the three months ended June 30, 2004 compared to the three months ended June 30, 2003, but a decline in their average cost.  The new REPO debt assumed during the six months ended June 30, 2004 was added during a period of historically low interest rates, and therefore had a lower average cost than the existing average cost within the Company's total portfolio of borrowings.  The trust preferred borrowings added 34 basis points to the average cost of borrowings during the three months ended June 30, 2004.

Provision for Loan Losses.  The provision for loan losses was $60,000 during both the three months ended June 30, 2004 and 2003 (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses").

Non-Interest Income.  Non-interest income increased $2.0 million, to $6.7 million during the three months ended June 30, 2004, from $4.7 million during the three months ended June 30, 2003.  The increase resulted primarily from increased prepayment fee income (included in other non-interest income) of $1.7 million resulting from refinancings driven by the low interest rate environment, and increased loan administration fees of $163,000 resulting from growth both in the overall loan portfolio and loan origination activity.

The Company recorded gains of $207,000 on the sale of $26.8 million in loans to FNMA during the quarter ended June 30, 2004 and $198,000 on sales of $9.7 million in loans during the quarter ended June 30, 2003.   The ratio of the net gain recorded compared to the dollar amount of loans differed during these comparative periods due to the nature of the loans sold.  During the quarter ended June 30, 2004, the majority of the loans sold were recently originated.  During the quarter ended June 30, 2004, the majority of the loans sold were loans originated at least one month prior to sale.  Some of these loans were sold at a gain, while some were sold at a loss due to the increase in interest rates that occurred between the dates that they were originated and sold.  As a result, the net gain on the sale of these loans was relatively small during the period, despite their increased volume level.

Non-Interest Expense.  Non-interest expense was $10.6 million during the quarter ended June 30, 2004, an increase of $856,000 over the three months ended June 30, 2003.

Salaries and benefits increased $655,000 as a result of primarily an additional performance-related bonus expense of $600,000 that became partially warranted from an added level of forecasted reported net income for the year ending December 31, 2004 that has resulted from the higher-than-anticipated level of prepayment fees recorded in the June 2004 quarter.

The benefit costs associated with the ESOP and RRP increased $301,000 due to both to the recording of expense related to additional ESOP shares, as well as an increase in the average price of the Company's common stock during the period July 2003 through June 2004.

Data processing costs declined $75,000 during the comparative period due to non-recurring charges on data systems incurred in 2003.

Income Tax Expense.  Income tax expense decreased $417,000 during the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003, due primarily to a decrease of $608,000 in pre-tax net income.

Comparison of the Operating Results for the Six Months Ended June 30, 2004 and 2003

General. Net income was $24.7 million during the six months ended June 30, 2004, a decrease of $1.5 million from net income of $26.2 million during the six months ended June 30, 2003.  During this comparative period, net interest income decreased $3.9 million, non-interest income increased $2.2 million and non-interest expense increased $1.6 million, resulting in a decline in pre-tax income of $3.2 million.  Income tax expense decreased $1.7 million as a result of the decreased pre-tax income.

Net Interest Income.  The discussion of net interest income for the six months ended June 30, 2004 and 2003 presented below should be read in conjunction with the following tables, which set forth certain information relating to the consolidated statements of operations for the six months ended June 30, 2004 and 2003, and reflect the average yield on assets and average cost of liabilities for the periods indicated.  These yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)

	Six Months Ended June 30,
		2004			2003
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)
Assets:
Interest-earning assets:
Real estate loans	$2,281,588	$68,065	5.97%	$2,179,941	$75,068	6.89%
Other loans	3,419	123	7.20	3,688	137	7.43
Mortgage-backed securities	646,613	10,858	3.36	471,430	8,877	3.77
Investment securities	41,452	687	3.31	75,569	1,502	3.98
Other short-term investments	140,418	729	1.04	186,489	1,932	2.07
Total interest-earning assets	3,113,490	$80,462	5.17%	2,917,117	$87,516	6.00%
Non-interest earning assets	158,063			153,996
Total assets	$3,271,553			$3,071,113

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW, Super Now accounts	$39,024	$194	1.00%	$31,597	$170	1.08%
Money market accounts	803,903	5,867	1.46	628,752	5,536	1.78
Savings accounts	369,312	994	0.54	367,996	1,408	0.77
Certificates of deposit	941,136	12,191	2.60	925,241	13,664	2.98
Borrowed funds	648,553	13,226	4.09	670,920	14,865	4.47
Total interest-bearing liabilities	2,801,928	$32,472	2.32%	2,624,506	$35,643	2.74%
Checking accounts	93,872			88,023
Other non-interest-bearing liabilities	101,792			89,237
Total liabilities	2,997,592			2,801,766
Stockholders' equity	273,961			269,347
Total liabilities and stockholders' equity	$3,271,553			$3,071,113
Net interest income		$47,990			$51,873
Net interest rate spread			2.84%			3.26%
Net interest-earning assets	$311,562			$292,611
Net interest rate margin			3.08%			3.56%
Ratio of interest-earning assets to interest-bearing liabilities			111.12%			111.15%

Rate/Volume Analysis (Unaudited)

	Six Months Ended
	June 30, 2004
	Compared to
	Six Months Ended
	June 30, 2003
	Increase/ (Decrease)
	Due to:
	Volume	Rate	Total
(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,263	$(10,266)	$(7,003)
Other loans	(10)	(4)	(14)
Mortgage-backed securities	3,123	(1,142)	1,981
Investment securities	(620)	(195)	(815)
Other short-term investments	(360)	(843)	(1,203)
Total	5,396	(12,450)	(7,054)

Interest-bearing liabilities:
NOW and Super Now accounts	$39	$(15)	$24
Money market accounts	1,436	(1,105)	331
Savings accounts	6	(420)	(414)
Certificates of deposit	253	(1,726)	(1,473)
Borrowed funds	(436)	(1,203)	(1,639)
Total	1,298	(4,469)	(3,171)
Net change in net interest income	$4,098	$(7,981)	$3,883

Net interest income for the six months ended June 30, 2004 decreased $3.9 million to $48.0 million from $51.9 million during the six months ended June 30, 2003.  This decrease was attributable to a decline of $7.1 million in interest income that was partially offset by a decline of $3.2 million in interest expense during the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  The net interest spread decreased 42 basis points from 3.26% for the six months ended June 30, 2003 to 2.84% for the six months ended June 30, 2004, and the net interest margin decreased 48 basis points from 3.56% to 3.08% during the same period.

The decrease in both the net interest spread and net interest margin reflected an 83 basis point decline in the average yield on interest earning assets, as a result of the continued repricing of assets during a historically low interest rate environment that has persisted over the past three years.  Prior to January 2004, the overall low interest rate environment resulted in a greater decline in the average cost of interest bearing liabilities compared to the average yield on interest earning assets.  During both the three months and six months ended June 30, 2004, the continued low interest rate environment had the opposite effect, resulting in a greater decline in the average yield on interest earning assets compared to the decline in the average cost of interest bearing liabilities.  As a result, both the net interest spread and the net interest margin, which had increased during most of 2002 and 2003, declined during the three months and six months ended June 30, 2004.

During the six months ended June 30, 2004 compared to the six months ended June 30, 2003, the average yield on real estate loans and MBS, which collectively comprised the great majority of the Company's interest earning assets, declined by 92 basis points and 41 basis points, respectively.  See the discussion entitled "Interest Income" below for a further examination of these declines.

Partially offsetting the decline in average yield on interest earning assets was a decline of 42 basis points in average cost of interest bearing liabilities that resulted primarily from declines in the average cost of borrowings of 38 basis points and CDs of 38 basis points, along with the movement of the overall composition of funding from higher-cost borrowings into deposits with a lower average cost. See the discussion entitled "Interest Expense" below for a further examination of these declines.

Interest Income.  Interest income was $80.5 million during the six months ended June 30, 2004, a decrease of $7.0 million from $87.5 million during the six months ended June 30, 2003.  Interest income on real estate loans, investment securities and other short term investments declined by $7.0 million, $815,000 and $1.2 million, respectively, during the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  Partially offsetting these declines was an increase of $2.0 million in interest income on MBS during the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

The decline in interest income resulted from the historically low interest rate environment that existed during the period January 1, 2002 through June 30, 2004.  That low interest rate environment stimulated the refinancing and prepayment of higher rate loans in the Bank's portfolio, while also resulting in reduced rates on existing portfolio loans that repriced during the period July 1, 2003 to June 30, 2004 (although these levels of refinancing and prepayment did experience a slight decline during the six months ended June 30, 2004 as a result of an increase in interest rates).  The combination of these two factors resulted in a decline of 92 basis points in average yield on real estate loans (the Bank's largest interest earning investment) during the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  In addition, the average yield on MBS declined 41 basis points during the same period as a result of the high level of prepayments on existing securities during 2002 and 2003 as well as the purchase of new securities during the period January 1, 2002 through June 30, 2004 while rates were historically low.  The average yields on investment securities and other short-term investments also declined by 67 basis points and 103 basis points, respectively, during the six months ended June 30, 2004 compared to the six months ended June 30, 2003, as a result of the low interest rate environment.

The Bank's general policy has been to emphasize growth in real estate loans as its primary interest-earning asset, and de-emphasize its investment and MBS portfolios, while loan origination demand is strong.  However, as part of a specific investment strategy to achieve a desirable balance of yield and liquidity on short-term investments, the Bank purchased $398.2 million of MBS during the six months ended June 30, 2004.  This purchase level exceeded the level of MBS principal repayments of $115.4 million during the same period, and contributed to an overall increase of $175.2 million in the average balance of MBS during the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  As a result, the dollar amount of interest income on MBS increased by $2.0 million during the six months ended June 30, 2004 compared to the six months ended June 30, 2003, despite the decline in average yield of 41 basis points during the same period.

Interest Expense.  Interest expense declined $3.2 million, to $32.5 million during the six months ended June 30, 2004, from $35.6 million during the six months ended June 30, 2003.

The decline in interest expense resulted substantially from a reduction of $1.6 million in interest expense on borrowed funds, which resulted from declines of $22.4 million in the average balance of borrowed funds and 38 basis points in the average cost of borrowed funds during the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

During the twelve months ended December 31, 2003, the Company reduced its total borrowings by $103.9 million by either not replacing borrowings that matured or prepaying outstanding debt.  During the six months ended June 30, 2004, the Company added $158.0 million of REPO borrowings, and a $70 million trust preferred borrowing.  The combination of activity in these two periods resulted in an overall decrease of $22.4 million in the average balance of borrowings during the six months ended June 30, 2004 compared to the six months ended June 30, 2003, but a decline in their average cost.  The new REPO debt assumed during the six months ended June 30, 2004 was added during a period of historically low interest rates, and therefore possessed a lower average cost than the existing average cost within the Company's total portfolio of borrowings which was not materially impacted by the recent increase in short-term interest rates.  The trust preferred borrowings added 21 basis points to the average cost of borrowings during the six months ended June 30, 2004.

During the six months ended June 30, 2004 compared to the six months ended June 30, 2003, the average cost of CDs, the next largest component of interest expense during the 2004 period, declined by 38 basis points, while their average balance increased by $15.9 million. The combination of these two events resulted in a reduction in interest expense of $1.5 million during the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  The decline in interest rates offered on CDs reflected the continued low level of interest rates that has existed during the period January 1, 2002 through June 30, 2004, which was not materially impacted by the recent increase in short-term interest rates.  The increase in average balance of CDs during the six months ended June 30, 2004 compared to the six months ended June 30, 2003 resulted from new promotional CDs added during the six months ended June 30, 2004.

The average cost of savings accounts declined by 23 basis points during the comparative period, resulting in a reduction in interest expense of $414,000.  This decline in average cost reflected reductions in interest rates offered by the Bank as a result of the overall interest rate environment in effect during the period July 2003 through June 2004, which was not materially impacted by the recent increase in short-term interest rates.

Interest expense on money market accounts increased $331,000 during the six months ended June 30, 2004 compared to the six months ended June 30, 2003, due to an increase in average balance of $175.2 million during the period.  The increase in average balances reflected successful deposit gathering promotions during the period July 1, 2003 to June 30, 2004.  Partially offsetting this increase was a decline in average cost of money markets of 32 basis points, reflecting reductions in interest rates offered by the Bank as a result of the overall interest rate environment in effect during the period July 2003 through June 2004, which was not materially impacted by the recent increase in short-term interest rates.

Provision for Loan Losses.  The provision for loan losses was $120,000 during both the six months ended June 30, 2004 and 2003 (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses").

Non-Interest Income.  Non-interest income increased $2.2 million, to $12.3 million during the six months ended June 30, 2004, from $10.1 million during the six months ended June 30, 2003.  The increase resulted primarily from increased prepayment fee income (included in other non-interest income) of $1.8 million resulting from refinancing driven by the low interest rate environment, increased loan administration fees of $290,000 resulting from growth both in the overall loan portfolio and loan origination activity, and $185,000 in retail deposit fees resulting from increased deposit activities.

During the six months ended June 30, 2004, the Company recorded net gains of $516,000 on the sale of investment and mortgage-backed securities and a net gain of $267,000 on the sale of loans to FNMA.  During the six months ended June 30, 2003, the Bank recorded a net gain of $790,000 on the sale of loans and a net gain of $64,000 on the sale of an OREO property.  Of the total gain on the sale of loans recorded during the six months ended June 30, 2003, $660,000 related to the sale of multifamily residential loans to FNMA.

Non-Interest Expense.  Non-interest expense was $20.9 million during the six months ended June 30, 2004, an increase of $1.6 over the six months ended June 30, 2003.

Salaries and benefits increased $717,000 as a result primarily of an additional bonus expense of $600,000 that became partially warranted from an added level of forecasted reported net income for the year ending December 31, 2004 that has resulted from the higher-than-anticipated level of prepayment fees recorded in the June 2004 quarter.

The benefit costs associated with the ESOP and RRP increased $789,000 due to both the recording of expense related to additional ESOP shares, as well as an increase in the average price of the Company's common stock during the period July 2003 through June 2004.

Data processing costs declined $121,000 during the comparative period due to non-recurring charges on data systems incurred in 2003.

Income Tax Expense.  Income tax expense decreased $1.7 million during the six months ended June 30, 2004 compared to the six months ended June 30, 2003, due primarily to a decrease of $3.2 million in pre-tax net income.

Item 3.

 Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2003 in Item 7A of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2004.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Bank is not subject to foreign currency exchange or commodity price risk.  At June 30, 2004, the Company owned no trading assets, nor did it conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There has been no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2003 to June 30, 2004.

GAP Analysis.  There was no material change in the computed one-year interest rate gap from December 31, 2003 to June 30, 2004.

Interest Rate Risk Compliance.  The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at December 31, 2003.  There were no changes in the Board-approved limits of acceptable variance in net interest income and net portfolio value at June 30, 2004 compared to December 31, 2003.

The analysis that follows presents the estimated net portfolio value ("NPV") as a result of market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under four other interest rate scenarios ("Rate Shock Scenarios") represented by immediate, permanent, parallel shifts in the term structure of interest rates from the actual term structure observed at June 30, 2004 and March 31,2004.  The analysis additionally presents a measurement of the percentage by which each of the Rate Shock Scenario NPVs change from the Pre-Shock Scenario NPV at June 30, 2004 and March 31, 2004.  Interest rate sensitivity is measured by the changes in the various Rate Shock Scenario NPV ratios ("NPV Ratios") from the Pre-Shock NPV ratio.

	At June 30, 2004
	Net Portfolio Value			Portfolio Value of Assets		At March 31, 2004
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Sensitivity Change	NPV Ratio	Sensitivity Change
Change in Interest Rate
+ 200 Basis Points	238,421	(103,985)	(30.37)%	7.17%	(2.73)%	8.89%	(22.16)%
+ 100 Basis Points	294,143	(48,263)	(14.10)	8.67	(1.23)	10.26	(8.30)
Pre-Shock	342,406	-	-	9.90	-	11.02	-
- 100 Basis Points	375,138	32,732	9.56	10.70	0.80	10.85	(1.11)
- 200 Basis Points	N/A	N/A	N/A	N/A	N/A	N/A	N/A

The NPVs presented above incorporate some asset and liability values derived from the Bank’s valuation model, such as those for mortgage loans and time deposits, and some asset and liability values [such as those for the Bank's MBS portfolio (which includes collateralized mortgage obligations) as well as for its putable borrowings] provided by reputable independent sources.  The valuation model makes various estimates regarding cash flows from principal repayments on loans and passbook balance decay at each level of interest rate change.  The Bank's estimates for loan prepayment levels are influenced by the recent history of prepayment activity in its loan portfolio as well as the interest-rate composition of the existing portfolio, especially vis-à-vis the current interest rate environment.  In addition, the Bank considers the amount of prepayment fee protection inherent in the loan portfolio when estimating future prepayment cash flows.

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

The NPV Ratio at June 30, 2004 was 9.90% in the Pre-Shock Scenario, down from the Pre-Shock NPV Ratio of 11.02% at March 31, 2004. The NPV Ratio was 7.17% in the +200 basis point Rate Shock Scenario at June 30, 2004, a decline from the NPV Ratio of 8.89% in the +200 basis point Rate Shock Scenario at March 31, 2004.  At June 30, 2004, the sensitivity measure in the +200 basis point Rate Shock Scenario was negative 273 basis points, compared to a sensitivity measure of negative 213 basis points in the + 200 basis point Rate Shock Scenario at March 31, 2004.

The decline in the Pre-Shock NPV and NPV Ratio resulted primarily from a significant decline in the prices ascribed to the Bank’s CMO and multifamily residential and commercial real estate loan portfolios as a result of the marked increase in market interest rates during the quarter ended June 30, 2004.  Partially offsetting the decline in asset prices were a significant decrease in the price of the Bank’s borrowings, a more modest decrease in the price of the Bank’s time deposits, and a substantial increase in the intangible values ascribed to the Bank’s deposits.

The increase in the sensitivity measures and the decline in the NPV Ratio in the +200 basis point Rate Shock resulted primarily from an increase in sensitivity in the Bank’s multifamily residential and commercial real estate loans and in its CMO portfolio.  During the three months ended June 30, 2004, the Bank’s multifamily residential and commercial real estate loans became more sensitive to rising rates, due largely to an increase in the average duration of the portfolio caused by the historically high level of refinancing, satisfaction, and origination activities experienced during the quarter.  In addition, the sensitivity of the Bank’s liabilities, including time deposits and borrowings, and its deposit intangibles, declined slightly during the quarter ended June 30, 2004, further increasing the measured sensitivity in the +200 basis point Rate Shock scenario at June 30, 2004 compared to that measured at March 31, 2004.

Item 4.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation as of June 30, 2004 of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon their evaluation, they each found that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.

Changes in Securities and Use of Proceeds

(a)

During the three months ended June 30, 2004, the Holding Company purchased 374,000 shares of its common stock into treasury.  During the six months ended June 30, 2004, the Holding Company purchased 1,415,825 shares of its common stock into treasury.  All of these repurchases were made under the Company's Ninth Stock Repurchase Program, which was publicly announced on May 15, 2003.

A summary of the shares repurchased by month is as follows:

Period	Total Number Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Programs
April 2004	214,500	$19.51	214,500	283,810
May 2004	67,500	16.62	67,500	2,081,260
June 2004	92,000	17.04	92,000	1,989,260

On April 22, 2004, the Benefit Maintenance Plan of the Company acquired 86,826 shares of the Company's common stock in order to fulfill benefit obligations calculated under the Plan.  These shares were not acquired through an open market purchase, but were instead acquired through the release of shares from treasury stock.  The closing price of the Company's common stock was $18.38 on April 22, 2004.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

(a)

The Company's 2003 Annual Meeting of Shareholders was held on May 20, 2004.

(b)

Not applicable.

(c)

The following is a summary of the matters voted upon at the meeting and the votes obtained:

Description	Votes For	Votes Against	Abstentions	Votes Withheld	Broker Non-Votes

1) Election of the following individuals as Director for a term to expire at the 2007 Annual Meeting of Shareholders:
Patrick E. Curtin	32,776,555	-0-	-0-	1,757,037	-0-
Freed P. Fehrenbach	33,671,971	-0-	-0-	861,621	-0-
Stanley Meisels	33,598,284	-0-	-0-	935,308	-0-

2) Approval of the Dime Community Bancshares, Inc. Annual Incentive Plan	27,622,037	1,089,537	67,577	-0-	5,754,441

3) Approval of the 2004 Stock Incentive Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc.	25,720,430	2,967,384	91,337	-0-	5,754,441

4) Ratification of the appointment of Deloitte & Touche LLP to act as independent auditors for the Company for the year ending December 31, 2004	33,990,744	507,960	34,888	-0-	-0-

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
4.7

Second Amended and Restated Declaration of Trust, dated as of July 29, 2004, by and among Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company as Institutional Trustee, Dime Community Bancshares, Inc., as Sponsor, the Administrators of Dime Community Capital Trust I and the holders from time to time of undivided beneficial interests in the assets of Dime Community Capital Trust I (9)

4.8	Indenture, dated as of March 19, 2004, between Dime Community Bancshares, Inc. and Wilmington Trust Company, as trustee (9)
4.9

Series B Guarantee Agreement, dated as of July 29, 2004, executed and delivered by Dime Community Bancshares, Inc., as Guarantor and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders from time to time of the Series B Capital Securities of Dime Community Capital Trust I (9)

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

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (7)
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

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

(9)

Incorporated by reference to Exhibits to the registrant’s Registration Statement No. 333-117743 on Form S-4 filed on July 29, 2004.

(b)

Reports on Form 8-K

On April 23, 2004, the Holding Company furnished a Current Report on Form 8-K regarding its earnings release and investor conference call for the quarterly period ended March 31, 2004.

On June 10, 2004, the Holding Company furnished a Current Report on Form 8-K regarding a financial presentation made to investors in June 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: August 9, 2004

By: /s/ VINCENT F. PALAGIANO

Vincent F. Palagiano

Chairman of the Board and Chief Executive

  Officer

Dated: August 9, 2004

By: /s/ KENNETH J. MAHON

Kenneth J. Mahon

Executive Vice President and Chief Financial

  Officer  (Principal Accounting Officer)