Form 10-Q
period 2004-09-30
DIME COMMUNITY BANCSHARES INC
filed 2004-11-09
CIK 1005409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Classes of Common Stock

Number of Shares Outstanding at October 31, 2004

$.01 Par Value

37,285,443

#

	PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements
	Consolidated Statements of Financial Condition at September 30, 2004 (Unaudited) and December 31, 2003	3
	Consolidated Statements of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2004 and 2003 (Unaudited)	4
	Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2004 and 2003 (Unaudited) and Statements of Comprehensive Income for the Three-Month and Nine-Month Periods Ended September 30, 2004 and 2003 (Unaudited)	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7-11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28-30
Item 4.	Controls and Procedures	30

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information	30
Item 6.	Exhibits	30-32
	Signatures	33

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share amounts)

	September 30, 2004	December 31, 2003
ASSETS:
Cash and due from banks	$26,914	$24,073
Federal funds sold and short-term investments	62,839	95,286
Encumbered Investment securities held-to-maturity (estimated fair value of $656 and $718 at September 30, 2004 and December 31, 2003, respectively):	650	710
Unencumbered investment securities available for sale	54,350	37,107
Mortgage-backed securities held-to-maturity (estimated fair value of $552 and $822 at September 30, 2004 and December 31, 2003, respectively):
Encumbered	185	267
Unencumbered	340	503
Total mortgage-backed securities held to maturity	525	770
Mortgage-backed securities available for sale:
Encumbered	239,819	38,692
Unencumbered	324,942	423,275
Total mortgage-backed securities available for sale	564,761	461,967
Loans:
Real estate	2,472,590	2,186,518
Other loans	3,457	4,072
Less allowance for loan losses	(15,382)	(15,018)
Total loans, net	2,460,665	2,175,572
Loans held for sale	55,209	2,050
Premises and fixed assets, net	16,634	16,400
Federal Home Loan Bank of New York capital stock	25,325	26,700
Goodwill	55,638	55,638
Other assets	91,667	75,388
Total Assets	$3,415,177	$2,971,661
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,141,812	$1,949,372
Non-interest bearing deposits	91,444	92,306
Total deposits	$2,233,256	$2,041,678
Mortgagor escrow	62,840	39,941
Securities sold under agreements to repurchase	205,649	12,675
Federal Home Loan Bank of New York advances	506,500	534,000
Subordinated notes payable	25,000	25,000
Trust Preferred securities payable	72,165	-
Other liabilities	29,239	34,448
Total Liabilities	3,134,649	2,687,742
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at September 30, 2004 and December 31, 2003)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 49,988,887 shares and 49,160,657 shares issued at September 30, 2004 and December 31, 2003, respectively, and 37,350,143 shares and 38,115,111 shares outstanding at September 30, 2004 and December 31, 2003, respectively)	500	492
Additional paid-in capital	196,750	185,991
Retained earnings	252,979	231,771
Accumulated other comprehensive loss, net of deferred taxes	(2,950)	(846)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(4,863)	(5,202)
Unearned and unallocated common stock of Recognition and Retention Plan ("RRP")	(2,639)	(2,617)
Common stock held by Benefit Maintenance Plan ("BMP")	(7,348)	(5,584)
Treasury stock, at cost (12,638,744 shares and 11,045,546 shares at September 30, 2004 and December 31, 2003, respectively)	(151,901)	(120,086)
Total Stockholders' Equity	280,528	283,919
Total Liabilities And Stockholders' Equity	$3,415,177	$2,971,661

See notes to the consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Loans secured by real estate	$35,462	$36,024	$103,527	$111,092
Other loans	65	70	188	207
Mortgage-backed securities	5,440	4,815	16,298	13,692
Investment securities	416	492	1,103	1,994
Other	323	610	1,052	2,542
Total interest income	41,706	42,011	122,168	129,527

Interest expense:
Deposits and escrow	9,488	9,112	28,734	29,890
Borrowed funds	8,165	7,419	21,391	22,284
Total interest expense	17,653	16,531	50,125	52,174
Net interest income	24,053	25,480	72,043	77,353
Provision for loan losses	60	88	180	208
Net interest income after provision for loan losses	23,993	25,392	71,863	77,145

Non-interest income:
Service charges and other fees	1,619	1,803	4,921	4,761
Net (loss) gain on sales of loans	(288)	646	(21)	1,436
Net (loss) gain on sales and redemptions of securities and other assets	(139)	-	377	64
Income from Bank owned life insurance	477	504	1,475	1,609
Prepayment fee income	2,352	6,097	8,730	10,626
Other	477	356	1,365	1,029
Total non-interest income	4,498	9,406	16,847	19,525

Non-interest expense:
Salaries and employee benefits	4,774	4,692	14,700	13,901
ESOP and RRP compensation expense	901	645	2,870	1,825
Occupancy and equipment	1,404	1,264	3,920	3,782
Federal deposit insurance premiums	88	85	254	246
Data processing costs	951	606	2,269	2,045
Core deposit intangible amortization	206	206	618	618
Other	2,166	2,271	6,776	6,717
Total non-interest expense	10,490	9,769	31,407	29,134

Income before income taxes	18,001	25,029	57,303	67,536
Income tax expense	6,755	9,857	21,311	26,130
Net income	$11,246	$15,172	$35,992	$41,406

Earnings per Share:
Basic	$0.32	$0.43	$1.02	$1.15
Diluted	$0.31	$0.41	$0.99	$1.11

See notes to the consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Nine Months Ended September 30,
	2004	2003
Common Stock (Par Value $0.01):
Balance at beginning of period	$492	$479
Shares issued in exercise of options	8	5
Balance at end of period	500	484
Additional Paid-in Capital:
Balance at beginning of period	185,991	172,299
Excess market over cost basis of treasury shares released	742	-
Cash paid for fractional shares of stock dividend	(12)	-
Stock options exercised	3,443	2,024
Tax benefit of RRP and stock options	5,037	2,632
Amortization of excess fair value over cost – ESOP stock	1,549	1,399
Balance at end of period	196,750	178,354
Retained earnings:
Balance at beginning of period	231,771	196,309
Net income for the period	35,992	41,406
Cash dividends declared and paid	(14,784)	(11,467)
Balance at end of period	252,979	226,248
Accumulated Other Comprehensive Income:
Balance at beginning of period	(846)	2,076
Change in other comprehensive (loss) income during the period, net of deferred taxes	(2,104)	(2,470)
Balance at end of period	(2,950)	(394)
Employee Stock Ownership Plan:
Balance at beginning of period	(5,202)	(5,661)
Amortization of earned portion of ESOP stock	339	344
Balance at end of period	(4,863)	(5,317)
Recognition and Retention Plan:
Balance at beginning of period	(2,617)	(2,641)
Common stock acquired by RRP	(103)	(84)
Amortization of earned portion of RRP stock	81	81
Balance at end of period	(2,639)	(2,644)
Treasury Stock:
Balance at beginning of period	(120,086)	(93,258)
Shares released for obligation of Benefit Maintenance Plan	1,021
Purchase of treasury shares, at cost	(32,836)	(15,199)
Balance at end of period	(151,901)	(108,457)
Common Stock Held by Benefit Maintenance Plan:
Balance at beginning of period	(5,584)	(3,867)
Common stock acquired	(1,764)	(1,717)
Balance at end of period	(7,348)	(5,584)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Statements of Comprehensive Income	2004	2003	2004	2003
Net Income	$11,246	$15,172	$35,992	$41,406
Reclassification adjustment for securities sold, net of benefit of $64 during the three months ended September 30, 2004, and $(173) during the nine months ended September 30, 2004	75	-	(203)	-
Net unrealized securities gains (losses) arising during the period, net of taxes of $4,706 and $(1,232) during the three months ended September 30, 2004 and 2003, respectively, and $(1,619) and $(2,104) during the nine months ended September 30, 2004 and 2003, respectively	5,524	(1,446)	(1,901)	(2,470)
Comprehensive Income	$16,845	$13,726	$33,888	$38,936

See notes to the consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$35,992	$41,406
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on investment and mortgage backed securities sold	(377)	-
Net gain on sale of loans held for sale	21	(1,436)
Net gain on sale of other assets	-	(64)
Net depreciation and amortization	3,668	3,319
ESOP and RRP compensation expense	1,970	1,825
Provision for loan losses	180	208
Origination of loans held for sale	(139,222)	(48,839)
Proceeds from sale of loans held for sale	86,042	42,942
Proceeds from sale of other real estate owned	-	198
(Increase) Decrease in other assets	(14,552)	8,069
(Decrease) Increase in payable for securities purchased and other liabilities	(5,201)	2,862
Net cash (used in) provided by operating activities	(31,488)	50,490
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in other short term investments	32,447	48,349
Proceeds from maturities of investment securities held to maturity	60	60
Proceeds from maturities of investment securities available for sale	5,000	37,746
Proceeds from calls of investment securities available for sale	-	18,000
Proceeds from sales of investment securities available for sale	2,959	-
Proceeds from sales of mortgage backed securities available for sale	127,107	-
Purchases of investment securities available for sale	(25,038)	(292)
Purchases of mortgage backed securities available for sale	(398,210)	(531,029)
Principal collected on mortgage backed securities held to maturity	244	1,366
Principal collected on mortgage backed securities available for sale	162,141	314,660
Net increase in loans	(285,273)	(36,891)
Purchases of fixed assets	(1,352)	(1,803)
Redemption of Federal Home Loan Bank stock	1,375	3,265
Net cash used in investing activities	(378,540)	(146,569)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in due to depositors	191,578	103,834
Net increase in escrow and other deposits	22,899	15,357
Net (decrease) increase in Federal Home Loan Bank advances	(27,500)	19,000
Cash disbursed in payment of stock dividend for fractional shares	(12)	-
Increase (decrease) in securities sold under agreements to repurchase	192,974	(19,250)
Increase in Trust Preferred borrowings	72,165	-
Cash dividends paid	(14,784)	(11,467)
Stock options exercised and tax benefits of RRP	8,488	4,660
Purchases of common stock of RRP and BMP	(103)	(1,801)
Purchase of treasury stock	(32,836)	(15,199)
Net cash provided by financing activities	412,869	95,134
INCREASE IN CASH AND DUE FROM BANKS	2,841	(945)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	24,073	21,487
CASH AND DUE FROM BANKS, END OF PERIOD	$26,914	$20,542
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	30,336	14,873
Cash paid for interest	48,236	51,439
Decrease in accumulated other comprehensive loss	(2,104)	(2,470)

See notes to the consolidated financial statements.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of September 30, 2004, and the results of operations, changes in stockholders' equity, comprehensive income and cash flows for the three-month and nine-month periods ended September 30, 2004 and 2003.  The results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2004.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas in the accompanying financial statements where estimates are significant include the allowance for loan losses, the valuation of mortgage servicing rights ("MSR"), asset impairment adjustments, the valuation of debt and equity securities, loan income recognition and the realization of deferred tax assets.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2003 and notes thereto.

3.   TREASURY STOCK

During the nine months ended September 30, 2004, the Holding Company repurchased 1,680,025 shares of its common stock into treasury.  All shares repurchased were recorded at the acquisition cost, which totaled $32.8 million during the nine months ended September 30, 2004.

On April 22, 2004, 86,827 shares of the Company's common stock were released from treasury in order to fulfill benefit obligations calculated under the Benefit Maintenance Plan of the Company.  The closing price of the Company's common stock on that date was $18.38.  The shares were released utilizing the average historical cost method.

4.   STOCK DIVIDEND

On March 16, 2004, the Holding Company paid a 50% stock dividend to all shareholders of record as of March 1, 2004.  Capital accounts, share and per share data have been adjusted to reflect this dividend, which had the effect of a three-for-two stock split.

5.   ACCOUNTING FOR GOODWILL

Prior to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on July 1, 2001, goodwill generated from the Holding Company's acquisition of Conestoga Bancorp, Inc. in 1999 was amortized on a straight line basis based upon a twelve year amortization period, and goodwill generated from the Holding Company's 1999 acquisition of Financial Bancorp, Inc. was amortized on a straight line basis based upon a twenty year amortization period.

SFAS No. 142 established new standards for goodwill acquired in a business combination.  SFAS No. 142 eliminated amortization of goodwill and instead required that transitional goodwill impairment tests be performed six months from the date of adoption and annually thereafter.  As of the date of adoption of SFAS No. 142, the Company had goodwill totaling $55.6 million.  Prior to adoption of SFAS No. 142, annual goodwill amortization expense totaled $4.6 million.

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

The following table reflects the carrying amount and accrued amortization of the Company’s goodwill and core deposit intangible:

Core Deposit Intangible			Goodwill
	September 30, 2004	December 31, 2003		September 30, 2004	December 31, 2003
(Dollars in thousands)
Original Amount	$4,950	$4,950	Original Amount	$73,107	$73,107
Accumulated Amortization	(4,696)	(4,077)	Accumulated Amortization	(17,469)	(17,469)
Net Carrying Value	$254	$873	Net Carrying Value	$55,638	$55,638

In conjunction with the adoption of SFAS No. 142, the Company has also, as of September 30, 2004, re-assessed the useful lives and classifications of its identifiable intangible assets and determined that they remained appropriate.  Aggregate amortization expense related to the core deposit intangible was $206,000 for both the three months ended September 30, 2004 and 2003, and was $618,000 for both the nine months ended September 30, 2004 and 2003.  Estimated future amortization expense related to the core deposit intangible is as follows:

For the Fiscal Year Ending December 31:
(Dollars in thousands)
2004	206
2005	48
$254

6.   EARNINGS PER SHARE ("EPS")

EPS is calculated and reported in accordance with SFAS No. 128, "Earnings Per Share.''  SFAS No. 128 requires disclosure of basic EPS and diluted EPS for entities with complex capital structures on the face of the income statement, along with a reconciliation of the numerator and denominator of basic and diluted EPS.

Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period [weighted average common shares are adjusted to include vested RRP shares and allocated ESOP shares].  Diluted EPS is computed using the same method as basic EPS, however, the computation reflects the potential dilution that would occur if unvested RRP shares became vested and stock options were exercised and converted into common stock.

The following is a reconciliation of the numerator and denominator of basic EPS and diluted EPS for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
(Dollars in thousands, except per share amounts)
Numerator:
Net Income per the Consolidated Statement of Operations	$11,246	$15,172	$35,992	$41,406
Denominator:
Weighted average number of shares outstanding utilized in the calculation of basic earnings per share	35,224,371	35,825,088	35,375,374	35,888,540

Unvested shares of RRP	27,000	40,500	32,666	46,186
Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options	746,723	1,396,674	924,395	1,422,090
Weighted average number of shares outstanding utilized in the calculation of diluted earnings per share	35,998,094	37,262,262	36,332,435	37,356,816

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the Stock Option Plans and RRP shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
(Dollars in thousands, except per share amounts)
Net income, as reported	$11,246	$15,172	$35,992	$41,406
Less: Excess stock-based compensation expense determined under the fair value method over the stock-based compensation recorded for all plans, net of applicable taxes	(313)	(398)	(1,189)	(1,136)
Pro forma net income	$10,933	$14,774	$34,803	$40,270

Earnings per share
Basic, as reported	$0.32	$0.43	$1.02	$1.15
Basic, pro forma	0.31	0.41	0.98	1.12

Diluted, as reported	$0.31	$0.41	$0.99	$1.11
Diluted, pro forma	0.30	0.40	0.96	1.08

8.   PROPOSED ACCOUNTING STANDARD

On March 31, 2004, the Financial Accounting Standards Board ("FASB") issued a proposed statement, "Share-Based Payment," that addresses the accounting for share-based payment transactions (e.g., stock options and awards of restricted stock) in which an employer receives employee services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. The proposed statement, if adopted as proposed, would eliminate APB 25 and would generally require that such transactions be accounted for using a fair-value-based method and the recording of compensation expense rather than optional pro forma disclosure. The proposed statement, if approved as proposed, would substantially amend SFAS 123.  It is presently uncertain whether the proposed statement will be adopted substantially as proposed, and management is thus currently unable to assess its potential impact on the Company's financial condition or results of operations.  In October 2004, the FASB delayed the proposed implementation date for the proposed standard to quarterly periods beginning after June 15, 2005.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1").  EITF 03-1 provides guidance for determining when an investment is other-than-temporarily impaired—including, whether an investor has the ability and intent to hold an investment until recovery.  In addition, EITF 03-1 contains disclosure requirements regarding impairments that have not been recognized as other than temporary.  Except as discussed in the following paragraph, the guidance for evaluating whether an investment is other-than-temporarily impaired was to be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004.  The disclosures were effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statement of Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004.  The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004.  Comparative information for periods prior to initial application is not required.

In October 2004, the FASB issued a proposed staff position EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.'"  This proposed staff position is expected to provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1.  As a result of this proposed position statement, the FASB has indefinitely delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1.  Management will evaluate the impact of adopting the application of the guidance for evaluating an other-than-temporary impairment upon issuance of the guidance.

9.   UNREALIZED LOSSES ON INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following table summarizes the gross unrealized losses and fair value of investment securities available for sale as of September 30, 2004, aggregated by investment category and the length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
			(Dollars in Thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Obligations of U.S. Government corporations and agencies	$9,983	$17	-	-	$9,983	$17
Corporate securities	14,581	449	7,738	212	22,319	661
Equity securities	7,616	211	-	-	7,616	211
CMOs	395,077	4,064	111,358	1,768	506,435	5,832
	$427,257	$4,741	$119,096	$1,980	$546,353	$6,721

Management does not believe that any of the unrealized losses were other-than temporary losses at September 30, 2004.  In making this determination, management considered the severity and duration of the loss, as well as management's intent to hold the security until the loss is recovered.  As of September 30, 2004, no other investment or mortgage-backed securities ("MBS") possessed unrealized losses for twelve consecutive months or more.

The aggregate amount of investment securities and MBS carried at historical cost was $1.2 million as of September 30, 2004.  No individual security that was carried at historical cost possessed an unrealized loss as of September 30, 2004.

10.   EXCHANGE OFFER OF CAPITAL SECURITIES

On September 9, 2004, the Company commenced an exchange offer which expired on October 22, 2004 (the "Exchange Offer").  The Exchange Offer provided for the exchange of any and all of the 7.0% Capital Securities due April 14, 2034, Series A,  (the "Series A Capital Securities"), for $70.0 million aggregate liquidation amount of the 7.0% Capital Securities due April 14, 2034, Series B (the "Series B Capital Securities").  The terms of the Series B Capital Securities are identical in all material respects to the Series A Capital Securities, except that the Series B Capital Securities have been registered pursuant to the Securities Act of 1933, as amended.  At the conclusion of the Exchange Offer, $60 million aggregate liquidation amount of the Series A Capital Securities were exchanged for the Series B Capital Securities and $10 million aggregate liquidation amount of the Series A Capital Securities remained outstanding.

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

*

the timing and occurrence or non-occurrence of events may be subject to circumstances beyond the Company's control;

*

there may be increases in competitive pressure among financial institutions or from non-financial institutions;

*

changes in the interest rate environment may reduce interest margins;

*

changes in deposit flows, loan demand or real estate values may adversely affect the business of the Bank;

*

changes in accounting principles, policies or guidelines may cause the Company's financial condition to be perceived differently;

*

general economic conditions, either nationally or locally in some or all areas in which the Company conducts business, or conditions in the securities markets or the banking industry, may be less favorable than the Company currently anticipates;

*

legislation or regulatory changes may adversely affect the Company's business;

*

technological changes may be more difficult or expensive than the Company  anticipates;

*

success or consummation of new business initiatives may be more difficult or expensive than the Company anticipates; or

*

litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than the Company anticipates.

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

General

The Holding Company is a Delaware corporation and parent holding company of the Bank, a federally chartered stock savings bank.   The Bank's principal business has been, and continues to be, gathering deposits from customers within its market area and investing them primarily in multifamily residential, commercial and one- to four-family residential real estate loans, construction loans, consumer loans, MBS, obligations of the U.S. Government and Government Sponsored Entities and corporate debt and equity securities.  Virtually all of these business activities are transacted through the Bank.

Executive Summary

The Holding Company’s primary business is the operation of the Bank.  The Company’s consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings.  The Bank additionally generates non-interest income such as service charges, other fees, income associated with its purchase of Bank Owned Life Insurance for its officers, and income from sales of securities and loans.  Non-interest expenses consist primarily of employee compensation and benefits, data processing fees, marketing expenses and other operating expenses.  The Company’s consolidated results of operations are also significantly affected by general economic and competitive conditions (particularly fluctuations in market interest rates), government policies, and changes in accounting standards and actions of regulatory agencies.

The Bank’s primary strategy is to increase its household and deposit market shares in the communities that it serves, through either direct marketing, acquisitions or purchases of deposits.  The Bank also seeks to increase its product and service utilization for each individual depositor.  In addition, the Bank’s primary strategy includes the origination of, and investment in, mortgage loans, with an emphasis on multifamily residential and commercial real estate loans.  Multifamily residential lending is a significant business of the Bank, reflecting the fact that much of the housing in its primary lending area is multifamily.  Recently, the Bank has increased its portfolio of loans secured by mixed-use properties, which it classifies as commercial real estate loans, typified by buildings with commercial units on ground level and residential apartment units on upper floors.

The Company believes that multifamily residential and commercial real estate loans provide advantages as investment assets.  Initially, they offer a higher yield than investment securities of comparable maturities or terms to repricing.  In addition, origination and processing costs for the Bank’s multifamily residential and commercial real estate loans are lower per thousand dollars of originations than comparable one-to four-family loan costs.  Further, the Bank’s market area has generally provided a stable flow of new and refinanced multifamily residential and commercial real estate loan originations.  In order to address the credit risk associated with multifamily residential and commercial real estate lending, the Bank has developed underwriting standards that it believes are reliable in order to maintain consistent credit quality for its loans.

The Bank also strives to provide a stable source of liquidity and earnings through the purchase of investment grade securities; seeks to maintain the asset quality of its loans and other investments; and uses appropriate portfolio and asset/liability management techniques in an effort to manage the effects of interest rate volatility on its profitability and capital.

Prior to January 2004, the overall low interest rate environment resulted in a greater decline in the average cost of interest bearing liabilities than the average yield on interest earning assets.  During the three-month and nine-month periods ended September 30, 2004, the continued low interest rate environment had the opposite effect, resulting in a greater decline in the average yield on interest earning assets than in the average cost of interest bearing liabilities.  Additionally, both an increase in short-term interest rates during the nine months ended September 30, 2004 and the 7.0% coupon trust preferred borrowing issued by the Company in March 2004 added to interest expense on borrowed funds during the three months and nine months ended September 30, 2004.  As a result, both the net interest spread and the net interest margin, which had increased during most of 2002 and 2003, declined during the three-month and nine-month periods ended September 30, 2004, when compared to the three-month and nine-month periods ended September 30, 2003.  These declines resulted in a decrease of $1.4 million in net interest income during the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003.  Also contributing to the decline in net income of $3.9 million during the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was a marked drop in multifamily residential and commercial real estate loan prepayment fees of $3.7 million.

The Company has positioned itself for a potential increase in interest rates by not fully deploying its strong capital position in the historically low interest rate environment of 2003 and the initial three quarters of 2004, and by maintaining a short-duration securities portfolio that is expected to provide a steady source of liquidity during the remainder 2004 and into 2005.  The Company expects a controlled deployment of its capital and liquidity as market interest rates return to historically steeper levels.  However, in the event that short-term rates rise rapidly or disproportionately in relation to longer-term interest rates, the Company would likely experience some adverse impact on its net interest income.

Selected Financial Highlights and Other Data

(Dollars in thousands except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Performance and Other Selected Ratios:
Return on Average Assets	1.30%	1.96%	1.44%	1.79%
Return on Average Stockholders' Equity	16.41	22.07	17.51	20.35
Stockholders' Equity to Total Assets	8.21	9.16	8.21	9.16
Tangible Equity to Total Tangible Assets	6.76	7.47	6.76	7.47
Loans to Deposits at End of Period	113.34	109.02	113.34	109.02
Loans to Earning Assets at End of Period	78.13	75.50	78.13	75.50
Net Interest Spread	2.72	3.23	2.79	3.25
Net Interest Margin	2.92	3.46	3.03	3.52
Average Interest Earning Assets to Average Interest Bearing Liabilities	110.48	110.98	110.90	111.09
Non-Interest Expense to Average Assets	1.22	1.26	1.26	1.26
Efficiency Ratio	36.20	28.53	35.47	30.55
Effective Tax Rate	37.53	39.38	37.19	38.69
Dividend Payout Ratio	45.16	27.87	41.41	27.11
Average Tangible Equity	$223,288	$219,765	$220,898	$213,314
Per Share Data:
Reported EPS (Diluted)	$0.31	$0.41	$0.99	$1.11
Cash Dividends Paid Per Share	0.14	0.11	0.41	0.30
Stated Book Value	7.51	7.44	7.51	7.44
Tangible Book Value	6.09	5.95	6.09	5.95
Asset Quality Summary:
Net Charge-offs	$6	$15	$73	$45
Non-performing Loans	851	860	851	860
Non-performing Loans/Total Loans	0.03%	0.04%	0.03%	0.04%
Non-performing Assets/Total Assets	0.02	0.03	0.02	0.03
Allowance for Loan Loss/Total Loans	0.61	0.71	0.61	0.71
Allowance for Loan Loss/Non-performing Loans	1,807.52	1,816.40	1,807.52	1,816.40
Regulatory Capital Ratios (Bank Only):
Tangible Capital	7.86%	7.52%	7.86%	7.52%
Leverage Capital	7.86	7.52	7.86	7.52
Total Risk-based Capital	14.84	14.49	14.84	14.49
Earnings to Fixed Charges Ratios
Including Interest on Deposits	2.02x	2.51x	2.14x	2.29x
Excluding Interest on Deposits	3.20	4.37	3.68	4.03

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2003 contains a summary of the significant accounting policies adopted by the Company. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policies with respect to the methodologies it uses to determine the allowance for loan losses, the valuation of MSR, asset impairment judgments (including the valuation of goodwill and intangible assets and other than temporary declines in the value of its securities), and loan income recognition are the Company’s most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates regarding highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the Company's results of operations or financial condition.

The following is a description of the Company's critical accounting policies and an explanation of the methods and assumptions underlying their application. These critical policies and their application are reviewed at least annually with the Audit Committee of the Company's Board of Directors.

Allowance for Loan Losses. The loan loss reserve methodology consists of several significant components, including a review of the two elements of the Bank's loan portfolio: performing loans and classified loans [i.e., non-performing loans, troubled-debt restructurings and impaired loans under SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures an Amendment of FASB Statement No. 114," ("Amended SFAS 114"), as well as loans otherwise internally classified as "Special Mention," "Substandard," or "Doubtful"].  At September 30, 2004, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio.

Performing loans are reviewed at least quarterly, based upon the premise that there are losses inherent within the loan portfolio that have not been identified as of the balance sheet date.  As a result, the Bank calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage and applying it to its performing loans.  In determining the expected loan loss percentage, the Bank considers the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multifamily residential, commercial real estate, cooperative apartment or consumer); the underwriting history of the loan (i.e., whether it was underwritten by the Bank or a predecessor institution acquired subsequently by the Bank and, therefore, originally subjected to different underwriting criteria); both the current condition and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data in order to derive the expected loan loss percentages); the level of and trend in non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by properties located in the New York City metropolitan area) or specific industry conditions within the portfolio segments.  Since the criteria impact the expected loan loss percentages that are applied to performing loans, changes in any one or more of these criteria will effect the amount of the allowance and the provision for loan losses.  The Bank applied the process of determining the allowance for loan losses consistently throughout the three-month and nine-month periods ended September 30, 2004 and 2003.

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

If approved by the Board of Directors, the Bank will increase the allowance for loan losses in an amount recommended by the Loan Loss Reserve Committee to appropriately reflect an assumed inherent loss from any other loss classification category.  Typically, the Bank's policy is to charge-off immediately all balances classified ''Loss'' and all charge-offs are recorded as a reduction of the allowance for loan losses.  The Bank applied this process consistently throughout the three months ended September 30, 2004 and 2003.

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

The fair value of MSR is sensitive to changes in assumptions.  Fluctuations in prepayment speed assumptions have the most significant impact on the fair value of MSR.  In the event that loan prepayment activities increase due to increased loan refinancing, the fair value of MSR would likely decline.  In the event that loan prepayment activities decrease due to a decline in loan refinancing, the fair value of MSR would likely increase.  Any measurement of MSR is limited by the existing conditions and assumptions utilized at a particular point in time, and would not necessarily be appropriate if they were applied at a different point in time.

Asset Impairment Adjustments.  Certain of the Company’s assets are carried in its consolidated statements of financial condition at fair value or at the lower of cost or fair value. Valuation allowances are established when necessary to recognize impairment of such assets. Management of the Company periodically performs analyses to test for impairment of these assets. In addition to the impairment analyses related to loans and MSR discussed above, two other significant impairment analyses relate to the value of goodwill and intangible assets and other than temporary declines in the value of the Company's securities.  To date, no impairment has been recognized on any of the intangible assets.

Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company on July 1, 2001.  SFAS No. 142 eliminated amortization of goodwill and instead requires that an impairment test be performed annually at the reporting unit level.  As of the date of adoption of SFAS No. 142, and as of September 30, 2004, the Company had goodwill totaling $55.6 million.  Prior to adoption of SFAS No. 142, annual goodwill amortization expense totaled $4.6 million.

For purposes of its goodwill impairment testing, the Company is identified as a single reporting unit.  The impairment test is therefore performed on a consolidated basis and compares the Company's market capitalization (reporting unit fair value) to its outstanding equity (reporting unit carrying value).  In accordance with the recommended provisions of SFAS No. 142, the Company utilizes its closing stock price as reported on the Nasdaq National Market on the date of the impairment test in order to compute market capitalization.  The Company has designated the last day of its fiscal year as the annual date for impairment testing. The Company performed its annual impairment test as of December 31, 2003 and concluded that no potential impairment of goodwill existed since the fair value of the Company's reporting unit exceeded its carrying value.  No events have occurred, nor circumstances changed, subsequent to December 31, 2003 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or changes in circumstances would require an immediate impairment test to be performed in accordance with SFAS No. 142.  Differences in the identification of reporting units and the use of valuation techniques can result in materially different evaluations of impairment.

Debt and equity securities that have readily determinable fair values are carried at fair value unless they are held to maturity. Estimated fair values for securities are based on published or securities dealers' market values.  Debt securities are classified as held to maturity and carried at amortized cost only if the Company has a positive intent and ability to hold them to maturity.  If not classified as held to maturity, such securities are classified as securities available for sale or as trading securities. Unrealized holding gains or losses on securities available for sale are excluded from net income and reported net of income taxes as other comprehensive income.  The Company conducts a periodic review and evaluation of its securities portfolio to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary.  If such decline is deemed other than temporary, the carrying amount of the security is adjusted through a charge to earnings.  For the three-month and nine-month periods ended September 30, 2004 and 2003, there were no other-than temporary impairments in the securities portfolio.

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

Deposits increased $191.6 million during the nine months ended September 30, 2004 and $103.8 million during the nine months ended September 30, 2003.  The increase in deposits during each of these periods reflected increased marketing efforts that helped generate additional deposit balances in certificates of deposit ("CDs") and core (i.e., non-CD) deposit accounts.  Successful CD promotional campaigns implemented during the nine months ended September 30, 2004 resulted in growth in CDs of $122.7 million during the nine months ended September 30, 2004. Additionally, during the nine months ended September 30, 2004 and 2003, money market accounts increased $67.6 million and $127.9 million, respectively, as a result of successful promotional activities.  Based upon the Bank's current pricing strategy and deposit retention experience, management believes that the Bank will retain a significant portion of such deposits.

During the nine months ended September 30, 2004, principal payments received on real estate loans totaled $481.2 million and principal payments received on MBS totaled $162.4 million.  During the nine months ended September 30, 2003, principal payments received on real estate loans totaled $751.5 million and principal payments received on MBS totaled $316.0 million.  The decrease in principal payments received on loans and MBS resulted from a reduction in customer refinance activities associated with mortgage-backed assets.  The majority of this decline resulted from the large amount of loans that were satisfied or refinanced during 2002 and 2003 as a result of historically low interest rates, which substantially reduced the level of loans likely to prepay or refinance during 2004.

Maturities of investment securities totaled $5.1 million during the nine months ended September 30, 2004 and $55.8 million during the nine months ended September 30, 2003, providing additional liquidity to the Company during these periods.  During the years ended December 31, 2002 and 2003, the Company experienced calls on a large portion of its investment securities as a result of the low level of interest rates that prevailed during that period.  The balance of callable securities during 2004 was greatly diminished due to the extensive call activity during 2003.

During the nine months ended September 30, 2004, the Company received proceeds of $127.1 million from the sale of MBS and $3.0 million from the sale of available for sale investment securities.  These sales were made for various business purposes that included, but were not limited to, desired added liquidity and asset/liability management.

The Bank implemented a program in December 2002 to originate and sell multifamily residential mortgage loans in the secondary market to FNMA while retaining servicing. The Bank underwrites these loans using its customary underwriting standards, funds the loans, and sells them to FNMA at agreed upon pricing.  Typically, the Bank seeks to sell loans to FNMA with terms to maturity or repricing in excess of seven years from the origination date, since the Bank does not wish to hold such loans in its portfolio due to the heightened interest rate risk that such loans present.  Under the terms of the sales program, the Bank retains a portion of the associated credit risk.  Once established, such amount would continue to increase as long as the Bank continues to sell loans under this program to FNMA. The Bank retains this level of exposure until the portfolio of loans are paid in entirety or the Bank funds claims by FNMA for the maximum loss exposure.  During the nine months ended September 30, 2004 and 2003, respectively, the Bank sold $143.9 million and $77.8 million of loans to FNMA.

During the nine months ended September 30, 2004, securities sold under agreement to repurchase ("REPOS") increased $193.0 million compared to a net decline of $19.0 million during the nine months ended September 30, 2003.  During the nine months ended September 30, 2004, management elected to utilize REPOS as the primary source of funding for growth in MBS.  During the nine months ended September 30, 2004, the Company added REPOS with an average maturity of 1.9 years and a weighted average interest cost of 2.29% in order to fund securities purchases.

During the nine months ended September 30, 2004, Federal Home Loan Bank of New York ("FHLBNY") advances declined $27.5 million, as management utilized REPOS and deposits as the primary sources for funding asset growth.  During the nine months ended September 30, 2003, FHLBNY advances increased $19.0 million, as management elected to add some long-term FHLBNY advances to partially mitigate the interest rate risk resulting from the historically low interest rates on its multifamily portfolio loan originations.  The average term to maturity on FHLBNY advances added during the nine months ended September 30, 2003 was 8.2 years.  There were no new FHLBNY advances added during the nine months ended September 30, 2004.

In March 2004, the Company received net proceeds of $70.0 million from the issuance of debt in the form of Trust Preferred securities.  These borrowings bear interest at a rate of 7.0% for 30 years and are callable at any time after 5 years.  During both the three months and nine months ended September 30, 2004, the Company utilized a portion of the funds received from this issuance to repurchase its common stock, and invested the remaining balance in medium-term securities.

The Bank's primary uses of liquidity and capital resources are the origination of real estate loans and the purchase of mortgage-backed and other securities.  During the nine months ended September 30, 2004 and 2003, real estate loan originations totaled $905.3 million and $869.5 million, respectively.  A continued level of low, long-term interest rates during the period January 2003 through September 2004 contributed to the strong level of real estate loan originations during the nine months ended September 30, 2004 and 2003.  Purchases of investment securities and MBS, which were $531.3 million during the nine months ended September 30, 2003, totaled $423.2 million for the nine months ended September 30, 2004.  The heightened purchase activity during the nine months ended September 30, 2003 reflected both the replenishment of the MBS portfolio in response to high levels of amortization during the period and the acquisition of a greater volume of short-term securities earmarked for re-investment in real estate loans.

During the nine months ended September 30, 2004, the Holding Company repurchased 1,680,025 shares of its common stock into treasury.  All shares were recorded at the acquisition cost, which totaled $32.8 million during the nine months ended September 30, 2004. As of September 30, 2004, up to 1,725,060 shares remained available for purchase under authorized share purchase programs.  Based upon the closing price of its common stock of $16.80 per share as of September 30, 2004, the Holding Company would utilize $29.0 million in order to purchase all of the remaining authorized shares.  For the Holding Company to complete these share purchases, it will likely require dividend distributions from the Bank.

The levels of the Bank's short-term liquid assets are dependent on its operating, financing and investing activities during any given period.  The Bank monitors its liquidity position on a daily basis.  In the event that the Bank should require funds beyond its ability to generate them internally, an additional source of funds is available through use of its borrowing line at the FHLBNY.  At September 30, 2004, the Bank had an additional potential borrowing capacity of $519.4 million available should it purchase the minimum required level of FHLBNY common stock (i.e., 1/20th of its outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by the Office of Thrift Supervision ("OTS"), which, as a general matter, are based on the amount and composition of an institution's assets. At September 30, 2004, the Bank was in compliance with all applicable regulatory capital requirements.  In addition, at September 30, 2004, the Bank was considered "well-capitalized" for all regulatory purposes.

Contractual Obligations

The Bank has outstanding at any time, a significant number of borrowings in the form of FHLBNY advances or REPOS.  The Holding Company also has an outstanding non-callable subordinated note payable of $25.0 million due to mature in 2010 and $70.0 million of trust preferred borrowings from third parties due to mature in April 2034, which is callable at any time after April 2009.

The Bank is obligated under leases for certain rental payments due on its branches and equipment.  A summary of borrowings and lease obligations at September 30, 2004 is as follows:

Payments Due By Period
Contractual Obligations	Less than One Year	One to Three Years	Over Three Years to Five Years	Over Five Years	Total at September 30, 2004
(Dollars in Thousands)
Debt obligations	$255,000	$220,000	$40,649	$293,665	$809,314
Operating lease obligations	$1,000	$2,049	$1,684	$3,465	$8,198
Potential Loss Exposure on Loans Sold to FNMA (1)	N/A	N/A	N/A	N/A	$10,067

(1) Under the terms of the Bank's seller/servicer program with FNMA, the Bank retains a portion of the associated credit risk.  The Bank retains this level of exposure until the portfolio of loans are paid in entirety or the Bank funds claims by FNMA for the maximum loss exposure.  As of September 30, 2004, the Bank had not realized any losses related to these loans.  Reserves of $1.2 million were established as of September 30, 2004 related to this exposure.

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

	Less than One Year	One to Three Years	Over Three Years to Five Years	Over Five Years	Total at September 30, 2004
(Dollars in Thousands)
Credit Commitments:
Available lines of credit	$30,794	$-	$-	$-	$30,794
Other loan commitments	57,172	-	-	-	57,172
Total Credit Commitments	$87,966	$-	$-	$-	$87,966

Asset Quality

Non-performing loans (i.e., delinquent loans for which interest accruals have ceased in accordance with the Bank's policy - typically loans 90 days or more past due) totaled $851,000 at September 30, 2004 and $525,000 at December 31, 2003.  During the nine months ended September 30, 2004, three loans totaling $450,000 were added to non-performing status.  Partially offsetting this increase was the removal of one loan totaling $99,000 from non-performing status during the same period.

The Bank had 26 real estate and consumer loans, totaling $593,000, delinquent 60-89 days at September 30, 2004, compared to 30 such delinquent loans, totaling $1.4 million, at December 31, 2003.

The majority of the dollar amount of both non-performing loans and loans delinquent 60-89 days were real estate loans.  The majority of the count of both non-performing loans and loans delinquent 60-89 days were consumer loans (primarily depositor loans).  The decline in the amount delinquent 60-89 days from December 31, 2003 to September 30, 2004 resulted from a net decrease of four real estate loans totaling $898,000 during the period, that was partially offset by the addition of two home equity loans totaling $91,000.  Sixty to eight-nine day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of credit quality trends than non-performing loans.

GAAP requires the Bank to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a loan constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Current OTS regulations require that troubled-debt restructurings remain classified as such until the loan is either repaid or returns to its original terms.  The Bank had no loans classified as troubled-debt restructurings at September 30, 2004 or December 31, 2003.

Amended SFAS 114 provides guidelines for determining and measuring impairment in loans. For each loan that the Bank determines to be impaired, impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimate of its fair value.  A specific reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses.  Generally, the Bank considers all non-performing or troubled-debt restructured multifamily residential and commercial real estate loans, along with non-performing one- to four-family loans that exceed $333,700, to be impaired. The recorded investment in loans deemed impaired was approximately $384,000, consisting of one loan, at September 30, 2004.  There were no loans deemed impaired at December 31, 2003.  The average total balance of impaired loans was approximately $553,000 and $220,000 during the nine months ended September 30, 2004 and 2003, respectively.  The increase resulted from the addition of the three impaired loans during the nine months ended September 30, 2004, two of which were removed from impaired status during the three months ended September 30, 2004.  At September 30, 2004, there were $38,000 of reserves allocated within the allowance for loan losses for impaired loans.  At December 31, 2003, there were no reserves allocated within the allowance for loan losses for impaired loans.  At September 30, 2004, non-performing loans exceeded impaired loans by $467,000, due to $467,000 of one- to four-family and consumer loans, which, while on non-performing status, were not deemed impaired, since they had individual outstanding balances less than $333,700, and were thus considered homogeneous loan pools that were not required to be evaluated for impairment.

As of September 30, 2004, the Bank had eleven loans totaling $1.3 million that, due to previous payment difficulties, were past their original maturity date, however, continued to possess outstanding principal balance.  All of these loans continued to make timely monthly payments of both principal and interest.  As of September 30, 2004, the Bank did not expect to incur any losses on these loans, and therefore did not consider them to be either troubled-debt restructurings or impaired loans.

The following table sets forth information regarding non-performing loans, non-performing assets, impaired loans and troubled-

debt restructurings at the dates indicated:

	At September 30, 2004	At December 31, 2003
(Dollars in Thousands)
Non-performing loans
One- to four-family	$327	$346
Multifamily residential	384	-
Other	140	179
Total non-performing loans	851	525
Other Real Estate Owned	-	-
Total non-performing assets	851	525
Troubled-debt restructurings	-	-
Total non-performing assets and troubled-debt restructurings	$851	$525

Impaired loans	$384	-
Ratios:
Total non-performing loans to total loans	0.03%	0.02%
Total non-performing loans and troubled-debt restructurings to total loans	0.03	0.02
Total non-performing assets to total assets	0.02	0.02
Total non-performing assets and troubled-debt restructurings to total assets	0.02	0.02

Allowance for Loan Losses

The Bank complies with the GAAP requirement to maintain an appropriate allowance for loan losses.  The Bank has maintained its allowance for loan losses at a level which management believes is appropriate to absorb losses inherent within the Bank's loan portfolio as of the balance sheet dates.  The Loan Loss Reserve Committee is charged with, among other functions, specific responsibility for monitoring the appropriateness of the loan loss reserve. The Loan Loss Reserve Committee's findings, along with recommendations for changes to loan loss reserve provisions, if any, are reported directly to the Bank's senior management and the Board of Directors.

The allowance for loan losses was $15.4 million at September 30, 2004, compared to $15.0 million at December 31, 2003.  During the nine months ended September 30, 2004, the Bank recorded a provision of $180,000 to the allowance for loan losses to provide for additional inherent losses in the portfolio.  The Bank also recorded net charge-offs of approximately $73,000 during the same period, virtually all of which related to consumer loans, and reclassified $257,000 of its existing allowance for loan losses to other liabilities in order to separately account for reserves related to loan origination commitments.

Factors considered in determining the appropriateness of the allowance for loan losses include the Bank's past loan loss experience, known and inherent risks in the portfolio, existing adverse situations which may affect the ability of borrowers to repay, estimated value of underlying collateral and current economic conditions in the Bank's lending area. While management uses available information to estimate losses on loans, future additions to, or reductions in, the allowance may be necessary based on changes in economic conditions beyond management's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to, or reductions in, the allowance based on judgments different from those of management. Management believes, based upon all relevant and available information, that the allowance for loan losses is appropriate to absorb losses in the portfolio.  See "Critical Accounting Policies – Allowance for Loan Losses."

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

Assets.  Assets totaled $3.42 billion at September 30, 2004, an increase of $443.5 million from total assets of $2.97 billion at December 31, 2003.  The growth in assets was experienced primarily in MBS available for sale and real estate loans, which increased $102.8 million and $339.2 million, respectively.  During the nine months ended September 30, 2004, the Bank purchased $398.2 million of MBS available for sale.  These purchases were intended to provide additional yield over other short-term investments, while providing liquidity to the Bank in future quarters when it may seek to deploy funds into higher yielding investments.  Partially offsetting these purchases were principal payments received of $162.1 million and net sales proceeds of $127.1 million on MBS available for sale during the nine months ended September 30, 2004.  During the nine months ended September 30, 2004, the Bank experienced a reduction in the historically high levels of principal repayments on MBS available for sale that occurred during 2003.  This decline in repayments reflected a reduction in mortgage refinancing activity during the period as a result of the historically high levels of prepayments during both 2002 and 2003 that significantly reduced the total population of mortgage-backed assets likely to refinance in future years.

In addition to growth in MBS available for sale, real estate loans (including loans held for sale) increased $339.2 million during the nine months ended September 30, 2004.  During the nine months ended September 30, 2004, real estate loan originations totaled $905.3 million, of which $876.8 million were multifamily residential and commercial real estate loans.  Real estate loan origination levels were driven by the continuation of the low interest rate environment during the period January 2004 through September 2004.  Offsetting the growth in real estate loans from originations were principal repayments totaling $481.2 million during the nine months ended September 30, 2004.  Principal repayments, which include both regular amortization and prepayments, totaled $751.5 million during the nine months ended September 30, 2003.  The decline reflected a reduction in overall loan refinancing activity during the period as the record level of loan refinancing during 2002 and 2003 significantly reduced the total population of loans likely to refinance in future years.

Investment securities available for sale increased $17.2 million during the nine months ended September 30, 2004, due primarily to purchases of $25.0 million during the period that were partially offset by maturities and sales totaling $7.7 million.

Liabilities.  Total liabilities increased $446.9 million during the nine months ended September 30, 2004.  Deposits grew $191.6 million due to the success of various sales and marketing activities during the period.  CDs increased $122.7 million and money market accounts increased $67.6 million during the nine months ended September 30, 2004 due to separate successful promotional campaigns.  In addition, escrow and other deposits increased $22.9 million during the period due to increased funding for real estate taxes.

During the nine months ended September 30, 2004, REPOS increased $193.0 million, and FHLBNY advances decreased $27.5 million.  (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

In March 2004, the Company completed an offering of trust preferred securities in an aggregate amount of $70.0 million.  The trust preferred securities, which bear a fixed interest rate of 7.0%, mature on April 14, 2034, and are callable without penalty at any time on or after April 15, 2009.  These borrowings were undertaken in order to obtain funding for general business activities including, but not limited to, repurchases of common stock and payment of cash dividends.

Stockholders' Equity.  Stockholders' equity decreased $3.4 million during the nine months ended September 30, 2004, due to the repurchase of $32.8 million of treasury stock, a net decrease in accumulated other comprehensive income or loss of $2.1 million, and the payment of cash dividends of $14.8 million during the period.  These reductions in stockholders' equity were partially offset by net income of $36.0 million, an increase to stockholders' equity of $8.5 million related to the issuance of common stock for the exercise of stock options and tax benefits associated with the Stock Option Plans and RRP, and an increase to equity of $2.0 million related to amortization of the ESOP and RRP stock benefit plans.  Both the ESOP and RRP have investments in the Holding Company's common stock that are recorded as reductions in stockholders' equity ("Contra Equity Balances").  As compensation expense is recognized on the ESOP and RRP, the Contra Equity Balances are reduced, resulting in an increase to their respective equity balances.  This increase to equity offsets the decline in the Company's retained earnings related to the periodic ESOP and RRP expenses that are recorded.  The stockholders' equity component of other comprehensive income decreased $2.1 million during the nine months ended September 30, 2004 as a result of a decline in the net unrealized gain on investment and mortgage-backed securities available for sale that was attributable to increases in short-term interest rates during 2004.

Comparison of the Operating Results for the Three Months Ended September 30, 2004 and 2003

General. Net income was $11.2 million during the three months ended September 30, 2004, a decrease of $4.0 million from net income of $15.2 million during the three months ended September 30, 2003.  During this comparative period, net interest income decreased $1.4 million, non-interest income decreased $4.9 million and non-interest expense increased $721,000, resulting in a decline in pre-tax income of $7.0 million.  Income tax expense decreased $3.1 million as a result of the decline in pre-tax income.

Net Interest Income.  The discussion of net interest income for the three months ended September 30, 2004 and 2003 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of operations for the three months ended September 30, 2004 and 2003, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  These yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)

	Three Months Ended September 30,
		2004			2003
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)
Assets:
Interest-earning assets:
Real estate loans	$2,522,106	$35,462	5.62%	$2,196,516	$36,024	6.56%
Other loans	3,265	65	7.96	3,645	70	7.68
Mortgage-backed securities	630,131	5,440	3.45	606,628	4,815	3.17
Investment securities	50,458	416	3.30	52,361	492	3.76
Other short-term investments	86,650	323	1.49	89,351	610	2.73
Total interest-earning assets	3,292,610	$41,706	5.07%	2,948,501	$42,011	5.70%
Non-interest earning assets	155,502			151,881
Total assets	$3,448,112			$3,100,382

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW, Super Now accounts	$44,003	$117	1.05%	$33,343	$83	0.99%
Money Market accounts	827,387	2,985	1.43	731,904	2,706	1.47
Savings accounts	368,391	505	0.54	369,904	499	0.54
Certificates of deposit	942,465	5,881	2.48	846,185	5,824	2.73
Borrowed Funds	797,944	8,165	4.06	675,467	7,419	4.36
Total interest-bearing liabilities	2,980,190	$17,653	2.35%	2,656,803	$16,531	2.47%
Checking accounts	94,728			91,457
Other non-interest-bearing liabilities	99,018			77,132
Total liabilities	3,173,936			2,825,392
Stockholders' equity	274,176			274,990
Total liabilities and stockholders' equity	$3,448,112			$3,100,382
Net interest income		$24,053			$25,480
Net interest spread			2.72%			3.23%
Net interest-earning assets	$312,420			$291,698
Net interest margin			2.92%			3.46%
Ratio of interest-earning assets to interest-bearing liabilities			110.48%			110.98%

Rate/Volume Analysis (Unaudited)

	Three Months Ended
	September 30, 2004
	Compared to
	Three Months Ended
	September 30, 2003
	Increase/ (Decrease)
	Due to:
	Volume	Rate	Total
(Dollars In Thousands)
Interest-earning assets:
Real Estate Loans	$4,970	$(5,532)	$(562)
Other loans	(8)	3	(5)
Mortgage-backed securities	194	431	625
Investment securities	(17)	(59)	(76)
Other short-term investments	(14)	(273)	(287)
Total	5,125	(5,430)	(305)

Interest-bearing liabilities:
NOW and Super Now accounts	$28	$6	$34
Money market accounts	353	(74)	279
Savings accounts	2	4	6
Certificates of deposit	627	(570)	57
Borrowed funds	1,301	(555)	746
Total	2,311	(1,189)	1,122
Net change in net interest income	$2,814	$(4,241)	$(1,427)

Net interest income for the three months ended September 30, 2004 decreased $1.4 million to $24.1 million from $25.5 million during the three months ended September 30, 2003.  This decrease was attributable to a decline of $305,000 in interest income and an increase of $1.1 million in interest expense during the three months ended September 30, 2004 compared to the three months ended September 30, 2003.  The net interest spread decreased 51 basis points from 3.23% for the three months ended September 30, 2003 to 2.72% for the three months ended September 30, 2004, and the net interest margin decreased 54 basis points from 3.46% to 2.92% during the same period.

The decrease in both the net interest spread and net interest margin reflected a 63 basis point decline in the average yield on interest earning assets as a result of the continued repricing of assets during the historically low interest rate environment that has persisted over the past three years.  In addition, prior to January 2004, the overall low interest rate environment resulted in a greater decline in the average cost of interest bearing liabilities than the average yield on interest earning assets.  During the three months and nine months ended September 30, 2004, the continued low interest rate environment created the opposite effect, resulting in a greater decline in the average yield on interest earning assets than the average cost of interest bearing liabilities (See "Interest Expense").  As a result, both the net interest spread and the net interest margin, which had increased during most of 2002 and 2003, declined during both the three months and nine months ended September 30, 2004.

During the three months ended September 30, 2004 compared to the three months ended September 30, 2003, the average yield on real estate loans, the largest of the Company's interest earning assets, declined by 94 basis points (See the discussion entitled "Interest Income" below for a further examination of these declines).

Partially offsetting the decline in average yield on interest earning assets was a reduction of 12 basis points in the average cost of interest bearing liabilities that resulted primarily from declines in the average cost of borrowings of 30 basis points and the average cost of CDs of 25 basis points, coupled with the movement of the overall composition of funding from higher-cost borrowings into deposits with a lower average cost (See the discussion entitled "Interest Expense" below for a further examination of these declines).

Interest Income.  Interest income was $41.7 million during the three months ended September 30, 2004, a decrease of $305,000 from $42.0 million during the three months ended September 30, 2003.  Interest income on real estate loans, investment securities and other short term investments declined by $562,000, $76,000 and $287,000, respectively, during the three months ended September 30, 2004 compared to the three months ended September 30, 2003.  Partially offsetting these declines was an increase of $625,000 in interest income on MBS during the comparable period.

The decline in interest income resulted from the historically low interest rate environment that existed during the period January 1, 2002 through September 30, 2004.  That low interest rate environment stimulated the refinancing and prepayment of higher rate loans in the Bank's portfolio, while also resulting in reduced rates on existing portfolio loans that repriced during the period July 1, 2003 to September 30, 2004 (although the levels of refinancing and prepayment did experience a slight decline during the nine months ended September 30, 2004 as a result of an increase in interest rates).  The combination of these two factors resulted in a decline of 94 basis points in average yield on real estate loans (the Bank's largest interest earning investment) during the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003.  In addition, the average yield on MBS increased 28 basis points during the same period as a result of a reduction in the high level of prepayments on these securities that occurred during 2002 and 2003.  Further, as a result of the low interest rate environment, the average yields on investment securities and other short-term investments declined by 46 basis points and 124 basis points, respectively, during the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

The Bank's general policy has been to emphasize growth in real estate loans as its primary interest-earning asset, and de-emphasize its investment and MBS portfolios, while loan origination demand is strong.  However, as part of a specific investment strategy to achieve a desirable balance of yield and liquidity on short-term investments, the Bank purchased $398.2 million of MBS during the nine months ended September 30, 2004.  This purchase level exceeded the level of MBS principal repayments of $162.4 million during the same period, and contributed to an overall increase of $23.5 million in the average balance of MBS during the three months ended September 30, 2004 compared to the three months ended September 30, 2003.  As a result, the dollar amount of interest income on MBS increased by $625,000 during the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Interest Expense.  Interest expense increased $1.1 million, to $17.6 million during the three months ended September 30, 2004, from $16.5 million during the three months ended September 30, 2003.  The growth in interest expense resulted substantially from increases of $746,000 and $279,000 in interest expense on borrowings and money market deposits, respectively.

During the three months ended September 30, 2004 compared to the three months ended September 30, 2003, the average cost of CDs, the largest component of interest expense during the 2004 period, declined by 25 basis points, while their average balance increased by $96.3 million. The net impact of these two events resulted in a slight increase in interest expense of $57,000 during the three months ended September 30, 2004 compared to the three months ended September 30, 2003.  The decline in the average cost of CD's reflected a reduction in interest rates offered on deposits as a result of the continued low level of interest rates during the period January 1, 2002 through September 30, 2004, which was not materially impacted by the recent increase in short-term interest rates.  The increase in the average balance of CDs during the three months ended September 30, 2004 compared to the three months ended September 30, 2003 resulted from a runoff of CDs from July 2003 to December 2003 as customers sought higher rates in other investment products, combined with growth in the balances of CDs during the nine months ended September 30, 2004 resulting from successful promotional offerings.

Interest expense on money market accounts increased $279,000 during the three months ended September 30, 2004 compared to the three months ended September 30, 2003, due to an increase in average balance of $95.5 million during the period.  The increase in average balance reflected successful deposit gathering promotions of the Bank during the period July 1, 2003 to September 30, 2004.  Partially offsetting this increase was a decline in the average cost of money market accounts of 4 basis points, reflecting reductions in interest rates paid by the Bank as a result of the overall low interest rate environment in effect during the period July 2003 through September 2004, which was also not materially impacted by the recent increase in short-term interest rates.

Interest expense on borrowed funds increased $746,000 during the three months ended September 30, 2004 compared to the three months ended September 30, 2003, reflecting increased borrowings as described below, that was partially offset by a 30 basis point decline in their average cost during the period.  During the twelve months ended December 31, 2003, the Company reduced its total borrowings by $103.9 million by either not replacing borrowings that matured or prepaying outstanding debt.  During the nine months ended September 30, 2004, the Company added $193.0 million of REPOS, and a $70 million trust preferred borrowing.  The new REPOS assumed during the nine months ended September 30, 2004 were added during a period of historically low interest rates, and therefore had a lower average cost than the existing average cost within the Company's total portfolio of borrowings.  The trust preferred borrowings added 26 basis points to the average cost of borrowings during the three months ended September 30, 2004.  The combination of activity in these two periods resulted in an overall increase of $122.5 million in the average balance of borrowings during the three months ended September 30, 2004 compared to the three months ended September 30, 2003, but a decline in their average cost.

Provision for Loan Losses.  The provision for loan losses was $60,000 during both the three months ended September 30, 2004 and 2003 (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses").

Non-Interest Income.  Non-interest income decreased $4.9 million, to $4.5 million, during the three months ended September 30, 2004, from $9.4 million during the three months ended September 30, 2003.  The decline resulted primarily from decreased prepayment fee income (included in other non-interest income) of $3.7 million resulting from a decline in refinancings driven by the increases in interest rates during 2004, and a decrease of $1.2 million in the net gain on the sale of loans, investment securities and MBS.

The Company recorded a net loss of $288,000 on the sale of $58.3 million in loans to FNMA during the quarter ended September 30, 2004 and a gain of $646,000 on sales of $49.3 million in loans during the quarter ended September 30, 2003.  The significant decline in gain recorded on the sale of loans to FNMA resulted from the increase in interest rates that occurred in August 2004, which reduced the market value of the loans that were originated and sold to FNMA during the quarter ended September 30, 2004.  The Company recorded a loss of $139,000 on the sale of securities of $109.1 million during the quarter ended September 30, 2004. There were no gains or losses on the sale of securities recorded during either the quarter ended June 30, 2004 or September 30, 2003.

Non-Interest Expense.  Non-interest expense was $10.5 million during the quarter ended September 30, 2004, an increase of $721,000 over the three months ended September 30, 2003.

The benefit costs associated with the ESOP and RRP increased $256,000 during the comparative period due primarily to the recording of expenses related to additional ESOP shares.

Data processing costs increased $345,000 during the comparative period due to non-recurring charges associated with a data system conversion planned in November 2004.

Occupancy and equipment expenses increased $140,000 due to increased maintenance and utility costs and increased depreciation expense associated with furniture and fixtures that were recently acquired.

Income Tax Expense.  Income tax expense decreased $3.1 million during the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003, due primarily to a decline of $7.0 million in pre-tax net income.

Comparison of the Operating Results for the Nine Months Ended September 30, 2004 and 2003

General. Net income was $36.0 million during the nine months ended September 30, 2004, a decrease of $5.4 million from net income of $41.4 million during the nine months ended September 30, 2003.  During this comparative period, net interest income decreased $5.3 million, non-interest income decreased $2.7 million and non-interest expense increased $2.3 million, resulting in a decline in pre-tax income of $10.2 million.  Income tax expense decreased $4.8 million as a result of the decreased pre-tax income.

Net Interest Income.  The discussion of net interest income for the nine months ended September 30, 2004 and 2003 presented below should be read in conjunction with the following tables, which set forth certain information relating to the consolidated statements of operations for the nine months ended September 30, 2004 and 2003, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  These yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)

	Nine Months Ended September 30,
		2004			2003
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)
Assets:
Interest-earning assets:
Real estate loans	$2,361,761	$103,527	5.84%	$2,185,465	$111,092	6.78%
Other loans	3,368	188	7.44	3,674	207	7.51
Mortgage-backed securities	641,119	16,298	3.39	516,496	13,692	3.53
Investment securities	44,454	1,103	3.31	67,833	1,994	3.92
Other short-term investments	122,495	1,052	1.15	154,110	2,542	2.20
Total interest-earning assets	3,173,196	$122,168	5.13%	2,927,578	$129,527	5.90%
Non-interest earning assets	157,209			153,292
Total assets	$3,330,406			$3,080,870

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW, Super Now accounts	$40,683	$311	1.02%	$32,179	$254	1.06%
Money market accounts	811,731	8,852	1.46	663,135	8,242	1.66
Savings accounts	369,005	1,498	0.54	368,632	1,906	0.69
Certificates of deposit	941,579	18,073	2.57	898,888	19,488	2.90
Borrowed funds	698,351	21,391	4.10	672,436	22,284	4.43
Total interest-bearing liabilities	2,861,349	$50,125	2.34%	2,635,270	$52,174	2.65%
Checking accounts	94,157			89,168
Other non-interest-bearing liabilities	100,867			85,204
Total liabilities	3,056,373			2,809,642
Stockholders' equity	274,033			271,228
Total liabilities and stockholders' equity	$3,330,406			$3,080,870
Net interest income		$72,043			$77,353
Net interest spread			2.79%			3.25%
Net interest-earning assets	$311,848			$292,308
Net interest margin			3.03%			3.52%
Ratio of interest-earning assets to interest-bearing liabilities			110.90%			111.09%

Rate/Volume Analysis (Unaudited)

	Nine Months Ended
	September 30, 2004
	Compared to
	Nine Months Ended
	September 30, 2003
	Increase/ (Decrease)
	Due to:
	Volume	Rate	Total
(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$8,402	$(15,967)	$(7,565)
Other loans	(17)	(2)	(19)
Mortgage-backed securities	3,226	(620)	2,606
Investment securities	(634)	(257)	(891)
Other short-term investments	(399)	(1,091)	(1,490)
Total	10,578	(17,937)	(7,359)

Interest-bearing liabilities:
NOW and Super Now accounts	$67	$(10)	$57
Money market accounts	1,725	(1,115)	610
Savings accounts	4	(412)	(408)
Certificates of deposit	865	(2,280)	(1,415)
Borrowed funds	813	(1,706)	(893)
Total	3,474	(5,523)	(2,049)
Net change in net interest income	$7,104	$(12,414)	$(5,310)

Net interest income for the nine months ended September 30, 2004 decreased $5.3 million to $72.0 million from $77.3 million during the nine months ended September 30, 2003.  This decrease was attributable to a decline of $7.4 million in interest income that was partially offset by a decline of $2.1 million in interest expense during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  The net interest spread decreased 46 basis points from 3.25% for the nine months ended September 30, 2003 to 2.79% for the nine months ended September 30, 2004, and the net interest margin decreased 49 basis points from 3.52% to 3.03% during the same period.

The decrease in both the net interest spread and net interest margin reflected a 77 basis point decline in the average yield on interest earning assets as a result of the continued repricing of assets during the historically low interest rate environment that has persisted over the past three years.  In addition, prior to January 2004, the overall low interest rate environment resulted in a greater decline in the average cost of interest bearing liabilities than the average yield on interest earning assets.  During both the three months and nine months ended September 30, 2004, the continued low interest rate environment created the opposite effect, resulting in a greater decline in the average yield on interest earning assets than in the average cost of interest bearing liabilities.  As a result, both the net interest spread and the net interest margin, which had increased during most of 2002 and 2003, declined during the three months and nine months ended September 30, 2004.

During the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, the average yield on real estate loans and MBS, which collectively comprised the great majority of the Company's interest earning assets, declined by 94 basis points and 14 basis points, respectively (See the discussion entitled "Interest Income" below for a further examination of these declines).

Partially offsetting the decline in the average yield on interest earning assets was a reduction of 31 basis points in the average cost of interest bearing liabilities.  This resulted primarily from declines in the average cost of borrowings of 33 basis points and a decline in the average cost of CDs of 33 basis points, coupled with the movement of the overall composition of funding from higher-cost borrowings into deposits with a lower average cost (See the discussion entitled "Interest Expense" below for a further examination of these declines).

Interest Income.  Interest income was $122.2 million during the nine months ended September 30, 2004, a decrease of $7.3 million from $129.5 million during the nine months ended September 30, 2003.  Interest income on real estate loans, investment securities and other short term investments declined by $7.6 million, $891,000 and $1.5 million, respectively, during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  Partially offsetting these declines was an increase of $2.6 million in interest income on MBS during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

The decline in interest income resulted from the historically low interest rate environment that existed during the period January 1, 2002 through September 30, 2004.  That low interest rate environment stimulated the refinancing and prepayment of higher rate loans in the Bank's portfolio, while also resulting in reduced rates on existing portfolio loans that repriced during the period July 1, 2003 to September 30, 2004 (although the levels of refinancing and prepayment did experience a slight decline during the nine months ended September 30, 2004 as a result of an increase in interest rates).  The combination of these two factors resulted in a decline of 94 basis points in average yield on real estate loans (the Bank's largest interest earning investment) during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  In addition, the average yield on MBS declined 14 basis points during the same period as a result of the high level of prepayments on existing securities during 2002 and 2003 as well as the purchase of new securities during the period January 1, 2002 through September 30, 2004 while rates were historically low.  Further, as a result of the low interest rate environment, the average yields on investment securities and other short-term investments also declined by 61 basis points and 105 basis points, respectively, during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

The Bank's general policy has been to emphasize growth in real estate loans as its primary interest-earning asset, and de-emphasize its investment and MBS portfolios, while loan origination demand is strong.  However, as part of a specific investment strategy to achieve a desirable balance of yield and liquidity on short-term investments, the Bank purchased $398.2 million of MBS during the nine months ended September 30, 2004.  This purchase level exceeded the level of MBS principal repayments of $162.4 million during the same period, and contributed to an overall increase of $124.6 million in the average balance of MBS during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  As a result, the dollar amount of interest income on MBS increased by $2.6 million during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, despite the decline in average yield of 14 basis points during the same period.

Interest Expense.  Interest expense declined $2.1 million, to $50.1 million during the nine months ended September 30, 2004, from $52.2 million during the nine months ended September 30, 2003.  The decrease resulted substantially from a reduction of $893,000 in interest expense on borrowed funds, which resulted from a decline of 33 basis points in the average cost of borrowed funds during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

During the twelve months ended December 31, 2003, the Company reduced its total borrowings by $103.9 million by either not replacing borrowings that matured or prepaying outstanding debt.  During the nine months ended September 30, 2004, the Company added $193.0 million of REPOS, and a $70 million trust preferred borrowing.  The new REPOS assumed during the nine months ended September 30, 2004 were added during a period of historically low interest rates, and therefore possessed a lower average cost than the existing average cost within the Company's total portfolio of borrowings which was not materially impacted by the recent increase in short-term interest rates.  The trust preferred borrowings added 14 basis points to the average cost of borrowings during the nine months ended September 30, 2004.  The combination of activity in these two periods resulted in an overall increase of $25.9 million in the average balance of borrowings during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, but a decline in their average cost.

During the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, the average cost of CDs, the next largest component of interest expense during the 2004 period, declined by 33 basis points, while their average balance increased by $42.7 million. The combination of these two events resulted in a reduction in interest expense of $1.4 million during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  The decline in interest rates offered on CDs reflected the continued low level of interest rates during the period January 1, 2002 through September 30, 2004, which was not materially impacted by the recent increase in short-term interest rates.  The increase in the average balance of CDs during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 resulted from new promotional CDs added during the nine months ended September 30, 2004.

The average cost of savings accounts declined by 15 basis points during the comparative period, resulting in a reduction in interest expense of $408,000.  The decline in average cost reflected reductions in interest rates paid by the Bank as a result of the overall interest rate environment in effect during the period July 2003 through September 2004, which was not materially impacted by the recent increase in short-term interest rates.

Interest expense on money market accounts increased $610,000 during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, due to an increase in average balance of $148.6 million during the period.  The increase in average balance reflected successful deposit gathering promotions during the period July 1, 2003 to September 30, 2004.  Partially offsetting the increase was a decline in the average cost of money market accounts of 20 basis points, reflecting reductions in interest rates paid by the Bank as a result of the overall low interest rate environment in effect during the period July 2003 through September 2004, which was not materially impacted by the recent increase in short-term interest rates.

Provision for Loan Losses.  The provision for loan losses was $180,000 during both the nine months ended September 30, 2004 and 2003 (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses").

Non-Interest Income.  Non-interest income decreased $2.7 million, to $16.8 million during the nine months ended September 30, 2004, from $19.5 million during the nine months ended September 30, 2003.  The decline resulted primarily from decreased prepayment fee income (included in other non-interest income) of $1.9 million, resulting from a decline in refinancing driven by the increases in interest rates during 2004, and a decrease of $1.1 million in the net gain recorded on the sale of loans, investment securities and MBS.

During the nine months ended September 30, 2003, the Company recorded a net gain of $1.4 million on the sale of loans (primarily multifamily residential loans) to FNMA.  During the nine months ended September 30, 2004, the net gain or loss on the sale of loans was immaterial.  During the nine months ended September 30, 2004, the Company recorded a net gain of $377,000 on the sale of investment and mortgage-backed securities.

Non-Interest Expense.  Non-interest expense was $31.4 million during the nine months ended September 30, 2004, an increase of $2.3 million over the nine months ended September 30, 2003.

Salaries and benefits increased $799,000, primarily as a result of an additional bonus expense of $600,000 that became partially warranted from an added level of forecasted reported net income for the year ending December 31, 2004 which resulted from the higher-than-anticipated level of prepayment fees recorded in the June 2004 quarter.

The benefit costs associated with the ESOP and RRP increased $1.0 million during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, due primarily to the recording of expense related to additional ESOP shares.

Data processing costs increased $224,000 during the comparative period due to non-recurring charges associated with a data system conversion planned in November 2004.

Occupancy and equipment expenses increased $138,000 due to increased maintenance and utility costs and increased depreciation expense associated with furniture and fixtures that were recently acquired.

Income Tax Expense.  Income tax expense decreased $4.8 million during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, due primarily to a decline of $10.2 million in pre-tax net income.

Item 3.

 Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2003 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on March 11, 2004.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Bank is not subject to foreign currency exchange or commodity price risk.  At September 30, 2004, the Company owned no trading assets, nor did it conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There has been no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2003 to September 30, 2004.

GAP Analysis.  There was no material change in the computed one-year interest rate gap from December 31, 2003 to September 30, 2004.

Interest Rate Risk Compliance.  The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at December 31, 2003.  There were no changes in the Board-approved limits of acceptable variance in net interest income and net portfolio value at September 30, 2004 compared to December 31, 2003.

The analysis that follows presents the estimated net portfolio value ("NPV") that results from market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under four other interest rate scenarios ("Rate Shock Scenarios") represented by immediate, permanent, parallel shifts in the term structure of interest rates from the actual term structure observed at September 30, 2004 and December 31, 2003.  The analysis additionally presents a measurement of the percentage by which each of the Rate Shock Scenario NPVs change from the Pre-Shock Scenario NPV at September 30, 2004 and December 31, 2003.  Interest rate sensitivity is measured by the changes in the various Rate Shock Scenario NPV ratios ("NPV Ratios") from the Pre-Shock NPV ratio.

	At September 30, 2004
	Net Portfolio Value			Portfolio Value of Assets		At December 31, 2003
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Sensitivity Change	NPV Ratio	Sensitivity Change
Change in Interest Rate
+ 200 Basis Points	299,715	(100,678)	(25.14)%	9.05%	(2.56)%	9.49%	(1.57)%
+ 100 Basis Points	352,916	(47,477)	(11.86)	10.43	(1.18)	10.59	(0.47)
Pre-Shock	400,393	-	-	11.61	-	11.06	-
- 100 Basis Points	429,433	29,040	7.25	12.27	0.66	10.71	(0.35)
- 200 Basis Points	N/A	N/A	N/A	N/A	N/A	N/A	N/A

The NPVs presented above incorporate asset and liability values, some of which were derived from the Bank’s valuation model (i.e., mortgage loans and time deposits), and others of which were provided by reputable independent sources (i.e., MBS and structured borrowings).  In valuing its assets and liabilities, the Bank's valuation model incorporates, at each level of interest rate change, estimates of cash flows from non-contractual sources such as unscheduled principal payments received on loans and passbook deposits balance decay.  The Bank's estimates for loan prepayment levels are influenced by the recent history of prepayment activity in its loan portfolio as well as the interest-rate composition of the existing portfolio, especially vis-à-vis the current interest rate environment.  In addition, the Bank considers the amount of prepayment fee protection inherent in the loan portfolio when estimating future prepayment cash flows.

Regarding passbook deposit flows, the Bank tracks and analyzes the decay rate of its passbook deposits over time and over various interest rate scenarios and then estimates its passbook decay rate for use in the valuation model.  Nevertheless, no matter the care and precision with which the estimates are derived, actual cash flows for loans, as well as passbooks, could differ significantly from the Bank's estimates resulting in significantly different NPV calculations.

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

The NPV Ratio at September 30, 2004 was 11.61% in the Pre-Shock Scenario, 55 basis points higher than the Pre-Shock NPV Ratio of 11.06% at December 31, 2003. The NPV Ratio was 9.05% in the +200 basis point Rate Shock Scenario at September 30, 2004, a decline from the NPV Ratio of 9.49% in the +200 basis point Rate Shock Scenario at December 31, 2003.  At September 30, 2004, the sensitivity measure in the +200 basis point Rate Shock Scenario was negative 256 basis points, compared to a sensitivity measure of negative 157 basis points in the + 200 basis point Rate Shock Scenario at December 31, 2003.

The increase in the Pre-Shock Scenario NPV resulted from two primary factors.  Initially, the Bank’s capital increased by nearly $26 million of retained earnings accumulated during the nine months ended September 30, 2004.  In addition, the valuation of the Bank’s assets, including its mortgage loan servicing asset, increased due to a significant decrease in medium to longer term interest rates, while the valuation of the Bank’s liabilities, particularly that of its time deposits and fixed FHLBNY advances, decreased substantially as short-term interest rates increased.  This improvement in asset valuations and decrease in liability valuations contributed an additional $36 million to the improvement in NPV in the Pre-Shock Scenario.  The remaining increase in the NPV is attributable to better pricing on the Bank’s outstanding loan commitments and other miscellaneous items.

The decline in the NPV Ratio in the +200 basis point Rate Shock Scenario is a reflection of an increased sensitivity of the Bank’s balance sheet to parallel interest rate increases.  The increase in the Bank’s sensitivity measure is due to several factors.  In particular, the average duration of the Bank’s portfolio of multifamily and commercial real estate loans extended during the nine-month period ended September 30, 2004, due to the high level of refinancing, satisfaction, and origination activity that occurred.  As a result, the portfolio of multifamily and commercial real estate loans is expected to show greater price depreciation in the +200 basis point Rate Shock Scenario than was projected in December 31, 2003.  Further, the expected appreciation in deposit intangible values in the +200 basis point Rate Shock Scenario is less than that projected at December 31, 2003.  In addition, as of September 30, 2004, the Bank’s deposits and borrowings are projected to be slightly less sensitive to an increase in interest rates than they were estimated to be at December 31, 2003.

Item 4.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation as of September 30, 2004 of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) or 15(d)-15(e) under the Exchange Act.  Based upon their evaluation, they each found that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

(c)  During the three months ended September 30, 2004, the Holding Company purchased 374,000 shares of its common stock into treasury.  These repurchases were made under either the Company's Ninth Stock Repurchase Program, which was publicly announced on May 15, 2003, or the Company's Tenth Stock Repurchase Program, which was publicly announced on May 20, 2004.

A summary of the shares repurchased by month is as follows:

Period	Total Number Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Programs
July 2004	68,200	$17.28	68,200	1,921,060
August 2004	98,500	16.30	98,500	1,822,560
September 2004	97,500	16.96	97,500	1,725,060

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

Dated: November 9, 2004

By: /s/ VINCENT F. PALAGIANO

Vincent F. Palagiano

Chairman of the Board and Chief Executive

  Officer

Dated: November 9, 2004

By: /s/ KENNETH J. MAHON

Kenneth J. Mahon

Executive Vice President and Chief Financial

  Officer  (Principal Accounting Officer)