Form 10-K
period 2004-12-31
DIME COMMUNITY BANCSHARES INC
filed 2005-03-16
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2004

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

Registrant’s telephone number, including area code: (718) 782-6200

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
YES   X    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES   X    NO

As of March 11, 2005, there were 37,166,048 shares of the registrant’s common stock, $0.01 par value, outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $537.0 million. This figure is based upon the closing price on the NASDAQ National Market for a share of the registrant’s common stock on June 30, 2004, which was $17.48 as reported in the Wall Street Journal on July 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on May 19, 2005 and any adjournment thereof, and are incorporated by reference in Part III.

    This Annual Report on Form 10-K contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar terms and phrases, including references to assumptions.

Forward-looking statements are based upon various assumptions and analyses made by the Company (as defined subsequently herein) in light of management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond the Company’s control;
•	there may be increases in competitive pressure among financial institutions or from non-financial institutions;
•	changes in the interest rate environment may reduce interest margins;
•	changes in deposit flows, loan demand or real estate values may adversely affect the business of The Dime Savings Bank of Williamsburgh (the “Bank”);
•	changes in accounting principles, policies or guidelines may cause the Company’s financial condition to be perceived differently;
•	changes in corporate and/or individual income tax laws;
•
general economic conditions, either nationally or locally in some or all areas in which the Company conducts business, or conditions in the securities markets or the banking industry may be less favorable than the Company currently anticipates;

•	legislation or regulatory changes may adversely affect the Company’s business;
•	technological changes may be more difficult or expensive than the Company anticipates;
•	success or consummation of new business initiatives may be more difficult or expensive than the Company anticipates; or
•
litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than the Company anticipates.

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

PART I

Item 1. Business

General

Dime Community Bancshares, Inc. (the “Holding Company,” and together with its direct and indirect subsidiaries, the “Company”) is a Delaware corporation and parent company of the Bank (as defined above), a federally-chartered stock savings bank. The Bank maintains its headquarters in the Williamsburg section of the borough of Brooklyn, New York and operates twenty full-service retail banking offices located in the New York City boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.

The Bank’s principal business has been, and continues to be, gathering deposits from customers within its market area, and investing them primarily in multifamily residential mortgage loans, commercial real estate loans, one- to four-family residential mortgage loans, construction loans, consumer loans, mortgage-backed securities (“MBS”), obligations of the U.S. Government and Government Sponsored Entities (“GSEs”), and corporate debt and equity securities. The Bank’s revenues are derived principally from interest on its loan and securities portfolios. The Bank’s primary sources of funds are deposits; loan amortization, prepayments and maturities; MBS amortization, prepayments and maturities; investment securities maturities; advances (“Advances”) from the Federal Home Loan Bank of New York (“FHLBNY”); securities sold under agreement to repurchase (“REPOS”); and the sale of real estate loans to the secondary market.

    The Holding Company is a unitary savings and loan holding company, which, under existing law, is generally not restricted as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender (“QTL”). The Holding Company’s primary business is the operation of its wholly-owned subsidiary, the Bank. Pursuant to regulations of the Office of Thrift Supervision (“OTS”), the Bank is a QTL if its ratio of qualified thrift investments to portfolio assets (“QTL Ratio”) was 65% or more, on a monthly average basis, in nine of the previous twelve months. At December 31, 2004, the Bank’s QTL Ratio was 77.6%, and the Bank maintained more than 65% of its portfolio assets in qualified thrift investments throughout the year ended December 31, 2004.

The Holding Company neither owns nor leases any property but instead uses the premises and equipment of the Bank. The Holding Company does not employ any persons other than certain officers of the Bank who do not receive any additional compensation as officers of the Holding Company. The Holding Company utilizes the support staff of the Bank from time to time, as required. Additional employees may be hired as deemed appropriate by Holding Company management.

The Company’s website address is www.dsbwdirect.com. The Company makes available free of charge through its website, by clicking the Investor Relations tab and selecting “SEC Filings,” its Annual and Transition Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

On July 18, 2002, the Boards of Directors of the Holding Company and each of its direct and indirect subsidiaries other than DSBW Preferred Funding Corporation and DSBW Residential Preferred Funding Corporation, approved changes in the fiscal year end of each company from June 30th to December 31st.

In order to further assist in the interpretive reading of the statistical data presented in Parts I and II of this Annual Report, management has elected to add information related to the unaudited 12-month period ended December 31, 2002.

Acquisitions

    On January 21, 1999, the Holding Company completed the acquisition of Financial Bancorp, Inc., the holding company of Financial Federal Savings Bank, F.S.B (the “FIBC Acquisition”). The FIBC Acquisition was accounted for as a purchase transaction, generating $44.2 million of goodwill.

Market Area, Competition and Factors That May Affect Future Results

The Bank has historically operated as, and intends to remain, a community-oriented financial institution providing financial services and loans primarily for multifamily housing within its market areas. The Bank maintains its headquarters in the Williamsburg section of the borough of Brooklyn, New York, and operates twenty full-service retail banking offices located in the New York City boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York. The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches. The Bank’s primary lending area is the New York City metropolitan area, although its overall lending area is much larger, extending approximately 150 miles in each direction from its corporate headquarters in Brooklyn. The majority of the Bank’s mortgage loans are secured by properties located in its primary lending area, and approximately 75% of these loans are secured by real estate properties located in the New York City boroughs of Brooklyn, Queens and Manhattan.

The New York City banking environment is extremely competitive. The Bank’s competition for loans exists principally from other savings banks, commercial banks, mortgage banks and insurance companies. The Bank has faced sustained competition for the origination of multifamily residential and commercial real estate loans, which together comprised 94% of the Bank’s loan portfolio at December 31, 2004. Management anticipates that the current level of competition for multifamily residential and commercial real estate loans will continue for the foreseeable future, and this competition may inhibit the Bank’s ability to maintain its current level of such loans.

The Bank gathers deposits in direct competition with other savings banks, commercial banks and brokerage firms, many among the largest in the nation. In addition, it must also compete for deposit monies with the stock market and mutual funds, especially during periods of strong performance in the equity markets. Over the previous decade, consolidation in the financial services industry, coupled with the emergence of Internet banking, has dramatically altered the deposit gathering landscape. Facing increasingly larger and more efficient competitors, the Bank’s strategy to attract depositors and originate loans has increasingly utilized targeted marketing and delivery of technology-enhanced, customer-friendly banking services while controlling operating expenses.

This competition occurs within an economic and financial marketplace that is largely beyond the control of any individual financial institution. The interest rates paid to depositors and charged to borrowers, while affected by marketplace competition, are generally a function of broader-based macroeconomic and financial factors, including the level of U.S. Gross Domestic Product, the supply of, and demand for, loanable funds, and the impact of global trade and international financial markets. Within this environment, the Federal Open Market Committee’s (“FOMC’s”) monetary policy and governance of short-term rates also significantly influence the interest rates paid and charged by financial institutions.

The Bank’s success is additionally impacted by the overall condition of the economy, particularly in the New York City metropolitan area. As home to several national companies in the financial and business services industries, and as a popular destination for domestic travelers, the New York City economy is particularly sensitive to the health of the national economy. Success in banking is more easily achieved when local income levels increase due to economic strength. The Bank has demonstrated that even in periods of intense competition, such as those that existed during 2003 and 2004, it can succeed by effectively implementing its business strategies. However, if the local market for multifamily residential and commercial real estate declines, thereby potentially increasing competitive pressures, the Bank may be unable to originate the volume of loans that it otherwise anticipates.

Lending Activities

Loan Portfolio Composition. The Bank’s loan portfolio consists primarily of mortgage loans secured by multifamily residential apartment buildings, including buildings organized under a cooperative form of ownership (“Underlying Cooperatives”); commercial properties; real estate construction and land acquisition; and one- to four-family residences, including condominiums and cooperative apartments. At December 31, 2004, the Bank’s loan portfolio totaled $2.50 billion. Within the loan portfolio, $1.92 billion, or 76.6%, were classified as multifamily residential loans; $424.1 million, or 17.0%, were classified as commercial real estate loans; $138.1 million, or 5.5%, were classified as one- to four-family residential, including condominium or cooperative apartments; $4.2 million, or 0.2%, were loans to finance multifamily residential and one- to four-family residential properties with full or partial credit guarantees provided by either the Federal Housing Administration (‘’FHA’’) or the Veterans Administration (‘’VA’’); and $15.6 million, or 0.6%, were loans to finance real estate construction or land acquisition. Of the total mortgage loan portfolio outstanding at that date, $2.00 billion, or 80.2%, were adjustable-rate loans (‘’ARMs’’) and $489.4 million, or 19.8%, were fixed-rate loans. Of the Bank’s multifamily residential and commercial real estate loans, over 80% were ARMs at December 31, 2004, the majority of which were contracted to reprice no longer than 7 years from their origination date and carry a total amortization period of no longer than 30 years. At December 31, 2004, the Bank’s loan portfolio additionally included $2.9 million in consumer loans, composed of passbook loans, student loans, consumer installment loans, overdraft loans and mortgagor advances.

The types of loans the Bank may originate are subject to federal laws and regulations (See “Regulation - Regulation of Federal Savings Associations”).

The following table sets forth the composition of the Bank’s real estate and other loan portfolios (including loans held for sale) in dollar amounts and percentages at the dates indicated:

	At December 31,						At June 30,
	2004	Percent of Total	2003	Percent of Total	2002	Percent of Total	2002	Percent of Total	2001	Percent of Total	2000	Percent of Total
	(Dollars in Thousands)
Real Estate loans:
Multifamily residential	$1,917,447	76.63%	$1,734,904	79.07%	$1,730,102	79.74%	$1,694,422	79.92%	$1,541,531	78.60%	$1,349,854	78.33%
Commercial real estate	424,060	16.95	309,810	14.12	265,485	12.23	243,694	11.49	196,503	10.02	118,576	6.88
One- to four-family	126,225	5.04	124,047	5.65	145,808	6.72	155,013	7.31	189,651	9.67	215,648	12.51
Cooperative apartment	11,853	0.47	13,798	0.63	16,451	0.76	17,766	0.84	22,936	1.17	27,465	1.59
FHA/VA insured	4,209	0.17	4,646	0.21	5,215	0.24	5,565	0.26	6,450	0.33	7,536	0.44
Construction and land acquisition	15,558	0.62	2,880	0.13	1,931	0.09	-	-	-	-	-	-
Total mortgage loans	2,499,352	99.88	2,190,085	99.81	2,164,992	99.78	2,116,460	99.82	1,957,071	99.79	1,719,079	99.75
Other loans:
Student loans	61	0.00	295	0.01	420	0.02	502	0.03	827	0.04	990	0.06
Depositor loans	1,318	0.06	2,371	0.11	1,552	0.07	1,520	0.07	1,589	0.08	1,900	0.11
Consumer installment and other	1,537	0.06	1,406	0.07	2,781	0.13	1,715	0.08	1,729	0.09	1,348	0.08
Total other loans	2,916	0.12	4,072	0.19	4,753	0.22	3,737	0.18	4,145	0.21	4,238	0.25
Gross loans	2,502,268	100.00%	2,194,157	100.00%	2,169,745	100.00%	2,120,197	100.00%	1,961,216	100.00%	1,723,317	100.00%
Net unearned costs (fees)	(463)		(1,517)		332		57		(855)		(2,017)
Allowance for loan losses	(15,543)		(15,018)		(15,458)		(15,370)		(15,459)		(14,785)
Loans, net	$2,486,262		$2,177,622		$2,154,619		$2,104,884		$1,944,902		$1,706,515
Loans serviced for others:
One- to four-family and cooperative apartment	$29,524		$33,671		$34,683		$35,752		$42,175		$47,909
Multifamily residential	295,800		157,774		73,384		-		63		281
Total loans serviced for others	$325,324		$191,445		$108,067		$35,752		$42,238		$48,190

Loan Originations, Purchases, Sales and Servicing. The Bank originates both ARMs and fixed-rate loans, depending upon customer demand and market rates of interest. For the year ended December 31, 2004, total loan originations were $1.02 billion. ARM originations were approximately 85% of total loan originations during the same period. The majority of both ARM and fixed-rate originations were multifamily residential and commercial real estate loans. Multifamily residential real estate loans are either retained in the Bank's portfolio or sold in the secondary market to the Federal National Mortgage Association ("FNMA"). One- to four-family adjustable rate and fixed-rate mortgage loans with maturities up to 15 years are retained for the Bank’s portfolio. Generally, the Bank sells its newly originated one- to four-family fixed-rate mortgage loans with maturities greater than fifteen years in the secondary market to FNMA, the State of New York Mortgage Agency ("SONYMA") or private sector secondary market purchasers.

In December 2002, the Bank entered into a multifamily seller/servicing agreement with FNMA. Under the terms of this seller/servicing agreement, the Bank sells multifamily residential loans to FNMA. The majority of the loans sold under this seller/servicer agreement during 2002, 2003 and 2004 possessed a minimum term to maturity or repricing of seven years. In December 2002, the Bank sold approximately $73.4 million of multifamily residential loans to FNMA. During the years ended December 31, 2004 and 2003, the Bank sold $164.9 million and $87.1 million, respectively, of such loans to FNMA.

The Bank currently has no arrangement in which it sells commercial real estate loans to the secondary market. During the year ended December 31, 2004, sales of fixed-rate one- to four-family mortgage loans totaled $2.6 million.

The Bank generally retains the servicing rights in connection with loans it sells in the secondary market. As of December 31, 2004, the Bank was servicing $325.3 million of loans for non-related institutions. The Bank generally receives a loan servicing fee equal to 0.25% of the outstanding principal balance on all loans other than multifamily residential loans sold to FNMA. The loan servicing fees received on multifamily residential loans sold to FNMA vary as they are derived based upon the difference between the actual origination rate and contractual pass-through rate of the loans sold at the time of sale. At December 31, 2004, the Bank had recorded mortgage servicing rights ("MSR") of $2.5 million associated with the sale of multifamily residential loans.

The following table sets forth the Bank's loan originations (including loans held for sale), sales, purchases and principal repayments for the periods indicated:

	For the Year Ended December 31,			For the Six Months Ended December 31,		For the Year Ended June 30,
	2004	2003	2002	2002	2001	2002	2001	2000
(Dollars in Thousands)
Gross loans:
At beginning of period	$2,194,157	$2,169,745	$2,055,825	$2,120,197	$1,961,216	$1,961,216	$1,723,317	$1,386,194
Real estate loans originated:
Multifamily residential	774,832	917,904	616,276	358,137	242,433	504,770	355,804	453,682
Commercial real estate	187,655	126,185	56,063	39,542	15,280	27,900	37,591	28,824
One- to four-family (1)	36,363	28,259	18,846	19,969	3,608	16,343	2,346	3,165
Cooperative apartment	1,048	1,839	1,469	956	861	1,208	1,245	744
Equity lines of credit	6,488	21,469	19,535	4,961	690	1,676	-	-
Construction	6,844	4,549	805	805	-	620	1,339	24
Total mortgage loans originated	1,013,230	1,100,205	712,994	424,370	262,872	552,517	398,325	486,439
Other loans originated	3,166	3,866	3,997	2,159	2,593	3,410	8,585	8,937
Total loans originated	1,016,396	1,104,071	716,991	426,529	265,465	555,927	406,910	495,376
Less:
Principal repayments	540,827	976,779	521,880	298,181	168,808	392,507	166,948	156,306
Loans sold (2)	167,458	102,880	81,191	78,800	1,914	4,305	1,835	1,518
Mortgage loans transferred to Other Real Estate Owned	-	-	-	-	134	134	228	429
Gross loans at end of period	$2,502,268	$2,194,157	$2,169,745	$2,169,745	$2,055,825	$2,120,197	$1,961,216	$1,723,317

(1) Includes Home Equity and Home Improvement Loans.
(2) Includes multifamily residential loans sold to FNMA, fixed-rate one- to four-family mortgage loans and student loans.

Loan Maturity and Repricing. The following table shows the earlier of the maturity or the repricing period of the Bank's loan portfolio (including loans held for sale) at December 31, 2004. ARMs are shown as being due in the period during which the interest rates are next scheduled to adjust. The table does not include prepayments or scheduled principal amortization. Scheduled loan repricing and estimated prepayment and amortization information is presented on an aggregate basis for loans in "Item 7A. Quantitative and Qualitative Disclosure About Market Risk - Interest Sensitivity Gap."

	At December 31, 2004
	Real Estate Loans
	Multifamily Residential	Commercial Real Estate	One- to Four- Family	Cooperative Apartment	FHA/VA Insured	Construction	Other Loans	Total Loans
(Dollars In Thousands)
Amount due:
One year or less	$25,807	$13,202	$39,722	$7,720	$47	$15,558	$2,916	$104,972
After one year:
More than one year to three years	183,953	30,862	6,431	790	-	-	-	222,036
More than three years to seven years	1,436,574	298,885	21,258	669	-	-	-	1,757,386
More than seven years to ten years	180,870	38,151	21,193	986	2,830	-	-	244,030
More than ten years to twenty years	90,061	42,960	27,848	1,688	1,332	-	-	163,889
Over twenty years	182	-	9,773	-	-	-	-	9,955
Total due or repricing after one year	1,891,640	410,858	86,503	4,133	4,162	-	-	2,397,296
Total amounts due or repricing, gross	$1,917,447	$424,060	$126,225	$11,853	$4,209	$15,558	$2,916	$2,502,268

The following table sets forth the outstanding principal balances in each loan category (including loans held for sale) at December 31, 2004 that are due to mature or reprice after December 31, 2005, and whether such loans have fixed or adjustable interest rates:

	Due after December 31, 2005
	Fixed	Adjustable	Total
(Dollars in Thousands)
Mortgage loans:
Multifamily residential	$311,717	$1,579,923	$1,891,640
Commercial real estate	90,483	320,375	410,858
One- to four-family	65,566	20,937	86,503
Cooperative apartment	2,844	1,289	4,133
Construction	-	-	-
FHA/VA insured	4,162	-	4,162
Other loans	-	-	-
Total loans	$474,772	$1,922,524	$2,397,296

Multifamily Residential Lending and Commercial Real Estate Lending. The majority of the Bank's lending activities consist of originating adjustable-rate and fixed-rate multifamily residential (five or more residential units), Underlying Cooperative and commercial real estate loans. The properties securing these loans are generally located in the Bank's primary lending area. At December 31, 2004, the Bank had multifamily residential loans totaling $1.92 billion in its portfolio, comprising 76.6% of the gross loan portfolio. Of the Bank’s multifamily residential loans, $1.70 billion, or 88.6%, were secured by apartment buildings and $219.2 million, or 11.4%, were secured by Underlying Cooperatives at December 31, 2004. The Bank also had $424.1 million of commercial real estate loans in its portfolio at December 31, 2004, representing 17.0% of its total loan portfolio.

The Bank originated multifamily residential, Underlying Cooperative, and commercial real estate loans totaling $962.5 million during the year ended December 31, 2004 and $1.04 billion during the year ended December 31, 2003. At December 31, 2004, the Bank had $52.3 million of commitments accepted by borrowers to originate multifamily residential and commercial real estate loans, compared to $89.7 million outstanding at December 31, 2003.

At December 31, 2004, multifamily residential, Underlying Cooperative and commercial real estate loans originated by the Bank were secured by three distinct property types: (1) fully residential apartment buildings; (2) "mixed-use" properties featuring a combination of residential units and commercial units within the same building; and (3) fully commercial real estate buildings. The underwriting procedures for each of these property types are substantially similar. Loans secured by fully residential apartment buildings are classified by the Bank as multifamily residential loans in all instances. Loans secured by fully commercial real estate buildings are classified as commercial real estate loans in all instances. Loans secured by mixed-use properties may be classified as either multifamily residential or commercial real estate loans based upon the percentage of the property's rental income that is received from its residential tenants compared to its commercial tenants. If 50% or more of the rental income is received from residential tenants, the full balance of the loan is classified as multifamily residential. If less than 50% of the rental income is received from residential tenants, the full balance of the loan is classified as commercial real estate. At December 31, 2004, mixed use properties classified as multifamily residential or commercial real estate loans totaled $809.2 million.

Multifamily residential loans are generally viewed as exposing the Bank to a greater risk of loss than one- to four-family residential loans and typically involve higher loan principal amounts. Multifamily residential and commercial real estate loans in the Bank's portfolio generally range in amount from $250,000 to $4.0 million, and, at December 31, 2004, had an average loan size of approximately $1.2 million and a median loan balance of $749,000. Multifamily residential loans in this range are generally secured by buildings that possess between 5 and 100 apartments. The Bank had a total of $1.84 billion of multifamily residential loans in its portfolio secured by buildings with under 100 units as of December 31, 2004. Principally as a result of New York City rent control and rent stabilization laws which limit the amount of rent that may be charged to tenants, the associated rent rolls for buildings of this type indicate a rent range that would be considered affordable for low- to moderate-income households, regardless of the household income profiles of the associated census tracks.

At December 31, 2004, the Bank had 305 multifamily residential and commercial real estate loans with principal balances greater than $2.0 million, totaling $1.10 billion. These loans, while underwritten to the same standards as all other multifamily residential and commercial real estate loans, tend to expose the Bank to a higher degree of risk due to the potential impact of losses from any one loan relative to the size of the Bank's capital position.

The typical adjustable-rate multifamily residential and commercial real estate loan carries a final maturity of 10 or 12 years, and an amortization period not exceeding 30 years. These loans generally have an interest rate that adjusts once after the fifth or seventh year, indexed to the 5-year FHLBNY advance rate (plus a spread typically approximating 225 basis points), but may not adjust below the initial interest rate of the loan. Prepayment fees are assessed throughout the life of the loans. The Bank also offers fixed-rate, self-amortizing, multifamily residential and commercial real estate loans with maturities of up to fifteen years.

It is the Bank's policy to require appropriate insurance protection, including title and hazard insurance, on all real estate mortgage loans at closing. Borrowers generally are required to advance funds for certain expenses such as real estate taxes, hazard insurance and flood insurance.

The underwriting standards for new multifamily residential loans generally require (1) a maximum loan-to-value ratio of 75% based upon an appraisal performed by an independent, state licensed appraiser, and (2) sufficient cash flow from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 120%. The Bank may additionally require environmental hazard reports. The Bank further considers the borrower's experience in owning or managing similar properties, the value of the collateral based upon the income approach, and the Bank's lending experience with the borrower. Where appropriate, the Bank utilizes rent or lease income and the borrower's credit history and business experience when underwriting multifamily real estate applications. (See "Item 1 - Business - Lending Activities - Loan Approval Authority and Underwriting" for a discussion of the Bank's underwriting procedures utilized in originating multifamily residential loans).

Repayment of multifamily residential loans is dependent, in large part, on cash flow from the collateral property sufficient to satisfy operating expenses and debt service. Economic events and government regulations, such as rent control and rent stabilization laws, which are outside the control of the borrower or the Bank, could impair the future cash flow of such properties. As a result, rental income might not rise sufficiently over time to satisfy increases in the loan rate at repricing or in overhead expenses (e.g., utilities, taxes, insurance).

During the period July 1, 1999 through December 31, 2004, the Bank's charge-offs related to its multifamily residential loan portfolio totaled $113,000, or 0.006% of the total of such loans outstanding at December 31, 2004. As of December 31, 2004, the Bank had two non-performing multifamily residential loans totaling $830,000. (See Item 1 - Business - "Asset Quality" and "Allowance for Loan Losses.")

The Bank's three largest multifamily residential loans at December 31, 2004 were a $24.5 million loan originated in March 2004 secured by an eight-story, mixed use building containing 137 residential apartments and 4 commercial units and located in Flushing, New York; a $15.0 million loan originated in December 2003 secured by a nine story building in Manhattan, New York, containing 159 loft cooperative apartments; and a $13.0 million loan originated in December 2004 secured by ten adjacent, mixed use buildings ranging between one and five stories located in Manhattan, New York.

The underwriting standards for new commercial real estate loans generally require a maximum loan-to-value ratio of 65% and sufficient cash flow from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 120%. To originate commercial real estate loans, the Bank requires a security interest in the personal property associated with the collateral, and standby assignments of rents and leases in addition to the security interest in the underlying property.

Commercial real estate loans are generally viewed as exposing the Bank to a greater risk of loss than both one- to four-family and multifamily residential mortgage loans. Because payment of loans secured by commercial real estate often is dependent upon successful operation and management of the collateral property, satisfaction of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or economy. The Bank seeks to minimize these risks by obtaining personal guarantees, if possible. The Bank utilizes, where appropriate, rent or lease income, the borrower's credit history and business experience, and valuation determined under the income approach when underwriting commercial real estate loan applications. (See Item 1 - Business - "Lending Activities - Loan Approval Authority and Underwriting" for a discussion of the Bank's underwriting procedures utilized in originating commercial real estate loans).

During the period July 1, 1999 through December 31, 2004, the Bank's charge-offs related to its commercial real estate loan portfolio totaled $6,000, or 0.001% of the total of such loans outstanding as of December 31, 2004. As of December 31, 2004, the Bank had no non-performing commercial real estate loans (See Item 1 - Business - "Asset Quality" and "Allowance for Loan Losses").

The Bank's three largest commercial real estate loans at December 31, 2004 were a $12.0 million loan originated in July 2004 secured by five-story mixed-use building located in Manhattan, New York, containing 30 residential apartments and 10 commercial units; a $9.4 million loan originated in April 2004 secured by a four story office building and parking facility located in Garden City, New York containing 22 commercial tenants; and an $8.9 million loan originated in January 2003 secured by a 17-story loft building in Manhattan, New York containing 63 commercial tenants.

One- to Four-Family Residential and Cooperative Apartment Lending. The Bank offers residential first and second mortgage loans secured primarily by owner-occupied, one- to four-family residences, including condominium and cooperative apartments. The majority of one- to four-family loans in the Bank's loan portfolio were obtained through the FIBC Acquisition and the acquisition of Pioneer Savings Bank, F.S.B. in 1996. The Bank originated $37.4 million of one- to four-family mortgages during the year ended December 31, 2004, the majority of which were home equity and home improvement loans. At December 31, 2004, $138.1 million, or 5.5%, of the Bank's loans consisted of one- to four-family residential and cooperative apartment loans. The Bank is a participating seller/servicer with two government-sponsored mortgage agencies: FNMA and SONYMA, and generally underwrites its one- to four-family residential mortgage loans to conform with standards required by those agencies.

Although the collateral for cooperative apartment loans is composed of shares in a cooperative corporation (i.e., a corporation whose primary asset is the underlying building) and a proprietary lease in the borrower's apartment, cooperative apartment loans are treated as one- to four-family loans. The Bank's portfolio of cooperative apartment loans was $11.9 million, or 0.5% of total loans, as of December 31, 2004. Adjustable-rate cooperative apartment loans continue to be originated for portfolio.

For all one- to four-family loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower: (1) a credit report is reviewed; (2) income, assets and certain other information are verified by an independent credit agency; (3) if necessary, additional financial information is required of the borrower; and (4) an appraisal of the real estate intended to secure the proposed loan is obtained from an independent appraiser approved by the Board of Directors.

During the period July 1, 1999 through December 31, 2004, the Bank's charge-offs related to its one- to four-family and cooperative apartment loan portfolio totaled $707,000. As of December 31, 2004, the Bank had non-performing one- to four-family loans totaling $475,000 (See Item 1 - Business - "Asset Quality" and "Allowance for Loan Losses").

The Bank generally sells its newly originated conforming fixed-rate one- to four-family mortgage loans with maturities in excess of 15 years in the secondary market to FNMA and SONYMA, and its non-conforming fixed-rate one- to four-family mortgage loans with maturities in excess of 15 years to various private sector secondary market purchasers. With few exceptions, such as SONYMA, the Bank retains the servicing rights on all such loans sold. During the year ended December 31, 2004, the Bank sold one- to four-family mortgage loans totaling $2.6 million to non-affiliates. As of December 31, 2004, the Bank's portfolio of one- to four-family fixed-rate mortgage loans serviced for others totaled $29.5 million.

Home Equity and Home Improvement Loans. Home equity loans and home improvement loans, the majority of which are included in one- to four-family loans, are originated to a maximum of $250,000. At the time of origination, the combined balance of the first mortgage and home equity or home improvement loan may not exceed the following limitations: (1) 89% of the appraised value of the collateral property at origination of the home equity or home improvement loan in the event that the Bank holds the first mortgage on the collateral property; or (2) 85% of the appraised value of the collateral property at origination of the home equity or home improvement loan in the event that the Bank does not hold the first mortgage on the collateral property. On home equity and home improvement loans, the borrower pays an initial interest rate that may be as low as 200 basis points below the prime rate of interest in effect at origination. After six months, the interest rate adjusts and ranges from the prime interest rate in effect at the time to 100 basis points above the prime interest rate in effect at the time. The combined outstanding balance of the Bank's home equity and home improvement loans was $31.4 million at December 31, 2004.

Equity credit is also available on multifamily residential and commercial real estate loans. These loans are underwritten in the same manner as first mortgage loans on these properties, except that the combined loan-to-value ratio of the first mortgage and the equity line cannot exceed 75%. On equity loans, the borrower pays, based upon the loan-to-value ratio of the underlying collateral at the time of origination, an interest rate generally ranging from 100 to 200 basis points above the prime rate. The outstanding balance of these equity loans was less than $6.5 million at December 31, 2004, on outstanding total lines of $20.7 million.

Loan Approval Authority and Underwriting. The Board of Directors of the Bank establishes lending authorities for individual officers as to the various types of loan products. In addition, the Bank maintains a Loan Operating Committee which possess collective loan approval authority. The Loan Operating Committee is composed of, at a minimum, the Chief Executive Officer, President, Chief Financial Officer, and a credit officer overseeing the underwriting function for the respective type of loan being originated. The Loan Operating Committee has authority to approve loan originations in amounts up to $3.0 million. Both the Loan Operating Committee and the Board of Directors must approve all loan originations exceeding $3.0 million. All loans approved by the Loan Operating Committee are presented to the Board of Directors for its review. In addition, regulatory restrictions imposed on the Bank's lending activities limit the amount of credit that can be extended to any one borrower to 15% of unimpaired capital and unimpaired surplus (See Item 1 - Business - ''Regulation - Regulation of Federal Savings Associations - Loans to One Borrower'').

Asset Quality

Non-performing loans (i.e., delinquent loans for which interest accruals have ceased in accordance with the Bank's policy discussed below - typically loans 90 days or more past due) totaled $1.5 million and $525,000 at December 31, 2004 and 2003, respectively. The increase in non-performing loans during the year resulted primarily from the addition of six loans totaling $1.1 million to nonaccrual status, which was partially offset by the removal of one loan totaling $99,000 from nonaccrual status. In addition, the largest single nonaccrual loan at December 31, 2004, which possessed an outstanding principal balance of $446,000, was removed from nonaccrual status in January 2005.

Accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, any interest accrued to income in the current year is reversed. Payments on nonaccrual loans are generally applied to principal. Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the principal balance and accrued interest. Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least twelve months. The Bank had no loans that were 90 days past due and accruing interest at December 31, 2004, 2003, or 2002 or at June 30, 2002, 2001 or 2000.

The Bank had a total of 10 real estate and consumer loans, totaling $754,000, delinquent 60-89 days at December 31, 2004, compared to a total of 30 such delinquent loans, totaling $1.4 million, at December 31, 2003. The majority of the dollar amount of both non-performing loans and loans delinquent 60-89 days was composed of real estate loans. The majority of the count of both non-performing loans and loans delinquent 60-89 days was composed of consumer loans (primarily depositor loans). The decrease in the amount delinquent 60-89 days from December 31, 2003 to December 31, 2004 resulted from a net decrease of $799,000 of delinquent real estate loans during the period. The 60-89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of credit quality trends than non-performing loans.

Under accounting principles generally accepted in the United States of America ("GAAP"), the Bank is required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a loan constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. Current regulations of the OTS require that troubled-debt restructurings remain classified as such until either the loan is repaid or returns to its original terms. The Bank had no loans classified as troubled-debt restructurings at December 31, 2004 or December 31, 2003.

Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting By Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures an amendment of FASB Statement No. 114" ("Amended SFAS 114"), provides guidelines for determining and measuring impairment in loans. For each loan that the Bank determines to be impaired, impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimate of its fair value. A specific reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses. Generally, the Bank considers non-performing and troubled-debt restructured multifamily residential and commercial real estate loans, along with non-performing one- to four-family loans exceeding $333,700, to be impaired. Non-performing one-to four-family loans of $333,700 or less are considered homogeneous loan pools and are not required to be evaluated individually for impairment. The recorded investment in loans deemed impaired was approximately $830,000, consisting of two loans, at December 31, 2004. There were no loans considered impaired by the Bank under Amended SFAS 114 as of December 31, 2003. The largest single impaired loan at December 31, 2004, which possessed an outstanding principal balance of $446,000, was removed from impaired status in January 2005. The average total balance of impaired loans was approximately $608,000 during the year ended December 31, 2004, $314,000 during the year ended December 31, 2003, $684,000 during the six months ended December 31, 2002, and $3.2 million during the year ended June 30, 2002. The increase in the average and ending balances of impaired loans during the year ended December 31, 2004 resulted primarily from the addition of two impaired loans totaling $830,000 during the period. The decrease in both the current and average balance of impaired loans during the year ended December 31, 2003 and the six months ended December 31, 2002 resulted primarily from the repayment in June 2002 of an impaired $2.9 million troubled-debt restructured loan. At December 31, 2004, reserves totaling $83,000 were allocated within the allowance for loan losses for impaired loans. At both December 31, 2003 and 2002, there were no reserves allocated within the allowance for loan losses for impaired loans. At June 30, 2002, reserves totaling $88,000 were allocated within the allowance for loan losses for impaired loans. At December 31, 2004, non-performing loans exceeded impaired loans by $628,000, due to $628,000 of one- to four-family and consumer loans, which, while on non-performing status, were not deemed impaired since they had individual outstanding balances less than $333,700.

Other Real Estate Owned (“OREO”). Property acquired by the Bank as a result of a foreclosure on a mortgage loan or deed in lieu of foreclosure is classified as OREO and is recorded at the lower of the recorded investment in the related loan or the fair value of the property at the date of acquisition, with any resulting write down charged to the allowance for loan losses. The Bank obtains a current appraisal on an OREO property as soon as practicable after it takes possession of the real property. The Bank will generally reassess the value of OREO at least annually thereafter. There were no OREO properties as of December 31, 2004 and 2003. The balance of OREO was $134,000 at December 31, 2002 and $114,000 at June 30, 2002, consisting of one property in both instances. During the six months ended December 31, 2002, a reserve of $20,000 was reversed on the OREO property. The property was sold in January 2003 and no loss was recognized on the sale.

The following table sets forth information regarding non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated:

	At December 31,			At June 30,
	2004	2003	2002	2002	2001	2000
(Dollars in Thousands)
Non-performing loans
One- to four-family	$475	$346	$1,232	$1,077	$1,572	$1,769
Multifamily residential	830	-	690	878	1,131	2,591
Cooperative apartment	-	-	70	71	200	54
Other	154	179	124	97	155	7
Total non-performing loans	1,459	525	2,116	2,123	3,058	4,421
Other Real Estate Owned	-	-	134	114	370	381
Total non-performing assets	1,459	525	2,250	2,237	3,428	4,802
Troubled-debt restructurings	-	-	-	-	2,924	700
Total non-performing assets and troubled-debt restructurings	$1,459	$525	$2,250	$2,237	$6,352	$5,502

Impaired loans	$830	$-	$690	$878	$4,054	$2,591

Ratios:
Total non-performing loans to total loans	0.06%	0.02%	0.10%	0.10%	0.16%	0.26%
Total non-performing loans and troubled-debt restructurings to total loans	0.06	0.02	0.10	0.10	0.30	0.30
Total non-performing assets to total assets	0.04	0.02	0.08	0.08	0.13	0.19
Total non-performing assets and troubled- debt restructurings to total assets	0.04	0.02	0.08	0.08	0.23	0.22

Monitoring of Delinquent Loans. Management of the Bank reviews delinquent loans on a monthly basis and reports to its Board of Directors regarding the status of all delinquent and non-performing loans in the Bank's portfolio.

The Bank's loan servicing policies and procedures require that an automated late notice be sent to a delinquent borrower as soon as possible after a payment is ten days late in the case of a multifamily residential or commercial real estate loan, or fifteen days late in connection with a one- to four-family or consumer loan. A second letter is sent to the borrower if payment has not been received within 30 days of the due date. Thereafter, periodic letters are mailed and phone calls are placed to the borrower until payment is received. When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain the full payment due or negotiate a repayment schedule with the borrower to avoid foreclosure.

Generally, the Bank initiates foreclosure proceedings when a loan is 90 days past due. As soon as practicable after initiating foreclosure proceedings, the Bank hires an independent appraiser to prepare an estimate of the fair value of the underlying collateral. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is generally sold. It is the Bank's general policy to dispose of properties acquired through foreclosure or deeds in lieu thereof as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating conditions.

Classified Assets. Federal regulations and Bank policy require that loans and other assets possessing certain characteristics be classified as ''Substandard,'' ''Doubtful'' or ''Loss'' assets. An asset is considered ''Substandard'' if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. ''Substandard'' assets have a well-defined weakness or weaknesses and are characterized by the distinct possibility that the Bank will sustain ''some loss'' if deficiencies are not corrected. Assets classified as ''Doubtful'' have all of the weaknesses inherent in those classified ''Substandard'' with the added characteristic that the weaknesses present make ''collection or liquidation in full,'' on the basis of current existing facts, conditions, and values, ''highly questionable and improbable.'' Assets classified as ''Loss'' are those considered ''uncollectible'' and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories, but possess potential weaknesses that deserve management's attention, are designated ''Special Mention.''

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

    The year ended December 31, 2004 saw the continuation of a strong real estate market throughout the New York metropolitan area. As a result, the Bank's level of classified assets continued their historic low levels. At December 31, 2004, the Bank had 15 loans totaling $2.8 million designated Special Mention, compared to 13 loans totaling $935,000 at December 31, 2003. The increase resulted from the addition of one loan with an outstanding principal balance of $1.4 million to Special Mention status during the year ended December 31, 2004.

At December 31, 2004, the Bank had $1.1 million of assets classified as Substandard, comprised of 8 loans. At December 31, 2003, the Bank had $494,000 of assets classified Substandard, consisting of five loans. The increase in dollar amount resulted primarily from the addition of two loans totaling $830,000 to Substandard classification status during the year ended December 31, 2004. The larger of these two loans, with an outstanding principal balance of $446,000, was removed from substandard classification status in January 2005.

    At both December 31, 2004 and 2003, the Bank had no assets classified as either Doubtful or Loss. The watch list contained 16 loans totaling $2.8 million at December 31, 2004, compared to 15 loans totaling $1.1 million at December 31, 2003.

The following table sets forth at December 31, 2004 the Bank's aggregate carrying value of the assets classified as either Substandard or Special Mention:

	Special Mention		Substandard
	Number	Amount	Number	Amount
	(Dollars in Thousands)
Mortgage Loans:
Multifamily residential	4	$2,142	4	$830
One- to four-family	5	534	2	229
Cooperative apartment	6	172	2	62
Commercial real estate	-	-	-	-
Total Mortgage Loans	15	2,848	8	1,121
Other Real Estate Owned	-	-	-	-
Total	15	$2,848	8	$1,121

Allowance for Loan Losses

The allowance for loan losses was determined in accordance with GAAP, under which the Bank is required to maintain an appropriate allowance for loan losses. The Loan Loss Reserve Committee is charged with, among other functions, responsibility for monitoring the appropriateness of the loan loss reserve. The Loan Loss Reserve Committee's findings, along with recommendations for changes to loan loss reserve provisions, if any, are reported directly to the Bank's senior management and Board of Directors. The following table sets forth activity in the Bank's allowance for loan losses at or for the dates indicated:

	At or for the Year Ended December 31,			At or for the Six Months Ended December 31,		At or for the Year Ended June 30,
	2004	2003	2002	2002	2001	2002	2001	2000
	(Dollars in Thousands)
Total loans outstanding at end of period (1)	$2,501,805	$2,192,640	$2,170,077	$2,170,077	$2,055,562	$2,120,254	$1,960,361	$1,721,200
Average total loans outstanding (1)	$2,397,187	$2,206,003	$2,128,297	$2,169,442	$1,998,694	$2,042,923	$1,819,336	$1,563,656
Allowance for loan losses:
Balance at beginning of period	$15,018	$15,458	$15,492	$15,370	$15,459	$15,459	$14,785	$15,081
Provision for loan losses	280	288	240	120	120	240	740	240
Charge-offs
Multifamily residential	-	-	(42)	-	(71)	(113)	-	-
Commercial real estate	-	-	-	-	-	-	(6)	-
One- to four-family	(3)	(2)	(169)	(33)	(20)	(156)	(13)	(500)
FHA/VA insured	-	-	-	-	-	-	-	-
Cooperative apartment	-	(1)	(79)	-	-	-	(14)	(24)
Other	(155)	(60)	-	(11)	(12)	(80)	(48)	(21)
Total charge-offs	(158)	(63)	(290)	(44)	(103)	(349)	(81)	(545)
Recoveries	25	34	16	12	16	20	15	9
Reserve for loan commitments transferred from (to) other liabilities	378	(699)	-	-	-	-	-	-
Balance at end of period	$15,543	$15,018	$15,458	$15,458	$15,492	$15,370	$15,459	$14,785
Allowance for loan losses to total loans at end of period	0.62%	0.68%	0.71%	0.71%	0.75%	0.72%	0.79%	0.86%
Allowance for loan losses to total non-performing loans at end of period	1,065.32	2,860.57	730.53	730.53	815.80	723.98	505.53	334.43
Allowance for loan losses to total non-performing loans and troubled-debt restructurings at end of period	1,065.32	2,860.57	730.53	730.53	321.21	723.98	258.43	288.71
Ratio of net charge-offs to average loans outstanding during the period	-	-	-	-	-	0.02%	-	0.03%

(1)	Total loans represent gross loans, net of deferred loan fees and discounts.

Based upon its evaluation of the loan portfolio, management believes that the Bank has maintained its allowance for loan losses at a level which is appropriate to absorb losses inherent within the Bank's loan portfolio as of the balance sheet dates. The allowance for loan losses was $15.5 million at December 31, 2004 compared to $15.0 million at December 31, 2003. During the year ended December 31, 2004, the Bank re-designated $378,000 of reserves related to loan origination commitments into its allowance for loan losses. Previously, these reserves were recorded in other liabilities. In addition, during the year ended December 31, 2004, the Bank recorded a provision of $280,000 to the allowance for loan losses to provide for growth in its loan portfolio balances. The Bank also recorded net charge-offs of $133,000 during the year ended December 31, 2004, virtually all of which related to consumer loans.

Factors considered in determining the appropriateness of the allowance for loan losses include the Bank's past loan loss experience, known and inherent risks in the portfolio, existing adverse situations which may affect the borrower's ability to repay, estimated value of underlying collateral and current economic conditions in the Bank's lending area. While management uses available information to estimate losses on loans, future additions to, or reductions in, the allowance may be necessary based on changes in economic conditions beyond management's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to, or reductions in, the allowance based upon judgments different from those of management. Management believes, based upon all relevant and available information, that the allowance for loan losses is appropriate to absorb losses inherent in the portfolio.

The following table sets forth the Bank's allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated:

	At December 31,
	2004		2003		2002
	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)
	(Dollars in Thousands)
Impaired loans	83	0.04%	-	-	-	0.03%
Multifamily residential	11,753	76.72	11,391	79.24%	11,831	79.90
Commercial real estate	3,161	16.98	2,742	14.15	2,416	12.26
One-to four- family	436	5.05	686	5.67	1,051	6.74
Cooperative apartment	65	0.47	124	0.63	151	0.76
Construction	-	0.62	-	0.13	-	0.09
Other	45	0.12	75	0.18	9	0.22
Total	$15,543	100.00%	$15,018	100.00%	$15,458	100.00%

	At June 30,
	2002		2001		2000
	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)
	(Dollars in Thousands)
Impaired loans	$88	0.01%	$775	0.21%	$130	0.15%
Multifamily residential	11,843	80.12	10,190	80.98	10,000	78.65
Commercial real estate	2,167	11.52	1,214	7.78	1,095	6.92
One-to four- family	1,094	7.33	3,005	9.48	3,176	12.23
Cooperative apartment	162	0.84	184	1.17	254	1.60
Construction	-	-	-	-	-	-
Other	16	0.18	91	0.38	130	0.45
Total	$15,370	100.00%	$15,459	100.00%	$14,785	100.00%

(1)	Total loans represent gross loans less FHA and VA guaranteed loans.

Investment Activities

Investment Strategies of the Holding Company. The Holding Company's principal asset is its investment in the Bank's common stock, which amounted to $312.8 million at December 31, 2004. All of the Holding Company's other investments were intended primarily to provide future liquidity which may be utilized for general business activities, which may include, but are not limited to: (1) purchases of the Holding Company's common stock into treasury; (2) repayment of principal and interest on the Holding Company's $25.0 million subordinated note obligation and $72.2 million trust preferred securities borrowing; (3) subject to applicable dividend restriction limitations, the payment of dividends on the Holding Company's common stock; and/or (4) investments in the equity securities of other financial institutions and other investments not permitted to the Bank. The Holding Company's investment policy calls for investments in relatively short-term, liquid securities similar to the securities defined in the securities investment policy of the Bank. The Holding Company cannot assure that it will engage in any of these activities in the future.

Investment Policy of the Bank. The investment policy of the Bank, which is adopted by its Board of Directors, is designed to help achieve the Bank's overall asset/liability management objectives and to comply with the applicable regulations of the OTS. Generally, when selecting new investments for the Bank's portfolio, the policy calls for management to emphasize principal preservation, liquidity, diversification, short maturities and/or repricing terms, and a favorable return on investment. The policy permits investments in various types of liquid assets, including obligations of the U.S. Treasury and federal agencies, investment grade corporate debt, various types of MBS, commercial paper, certificates of deposit ("CDs") and overnight federal funds sold to financial institutions. The Bank's Board of Directors periodically approves all financial institutions that buy federal funds from the Bank.

Investment strategies are implemented by the Asset and Liability Management Committee ("ALCO"), composed of the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, and other senior officers. The strategies take into account the overall composition of the Bank's balance sheet, including loans and deposits, and are intended to protect and enhance the Bank's earnings and market value. The strategies are reviewed monthly by the ALCO and reported regularly to the Board of Directors.

During the years ended December 31, 2004 and 2003, neither the Holding Company nor the Bank held any derivative instruments or any embedded derivative instruments that required bifurcation. The Holding Company or the Bank may, with respective Board approval, engage in hedging transactions utilizing derivative instruments.

Mortgage-Backed Securities ("MBS"). MBS provide the portfolio with investments offering desirable repricing, cash flow and credit quality characteristics. MBS yield less than the loans that underlie the securities as a result of the cost of payment guarantees and credit enhancements which reduce credit risk to the investor. Although MBS guaranteed by federally sponsored agencies carry a reduced credit risk compared to whole loans, such securities remain subject to the risk that fluctuating interest rates, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such loans and thus affect both the prepayment speed and value of such securities. MBS, however, are more liquid than individual mortgage loans and may readily be used to collateralize borrowings. The MBS portfolio also provides the Holding Company and the Bank with important interest rate risk management features, as the entire portfolio provides monthly cash flow for re-investment at current market interest rates. None of the Company's MBS as of December 31, 2004 possessed call features.

The Company's consolidated investment in MBS totaled $519.9 million, or 15.4% of total assets, at December 31, 2004, the majority of which was owned by the Bank. At December 31, 2004, the largest component of the portfolio was $474.5 million in Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs") owned by the Bank. All of the CMOs and REMICs were either U.S agency guaranteed obligations or issued by private financial institutions. All of the non-agency guaranteed obligations were rated in the highest ratings category by at least one nationally recognized rating agency at the time of purchase. None of the CMOs and REMICs had stripped principal and interest components and all occupied priority tranches within their respective issues. As of December 31, 2004, the fair value of CMOs and REMICs was approximately $6.4 million below their cost basis.

The remaining MBS portfolio was composed of pass-through securities guaranteed by the Government National Mortgage Agency ("GNMA"), The Federal Home Loan Mortgage Corporation ("FHLMC") or FNMA. These securities approximated 8.7% of the total MBS portfolio at December 31, 2004. This portion of the portfolio was composed of a $15.6 million investment in ARM MBS pass-through securities with a weighted average term to next rate adjustment of less than one year, and a $29.8 million investment in seasoned fixed-rate GNMA, FNMA and FHLMC pass-through securities with an estimated average remaining life of less than 3.5 years.

GAAP requires that investments in equity securities have readily determinable fair values and all investments in debt securities be classified in one of the following three categories and accounted for accordingly: trading securities, securities available for sale or securities held to maturity. Neither the Company nor the Bank had any securities classified as trading securities during the twelve months ended December 31, 2004, nor do they presently anticipate establishing a trading portfolio. Unrealized gains and losses on available for sale securities are reported as a separate component of stockholders' equity referred to as accumulated other comprehensive income, net of deferred taxes. At December 31, 2004, the Holding Company and the Bank had, on a combined basis, $574.3 million of securities classified as available for sale, which represented 17.0% of total assets at December 31, 2004. Based upon the size of the available for sale portfolio, future variations in the market value of the available for sale portfolio could result in fluctuations in the Company's consolidated stockholders' equity.

The Company typically classifies purchased MBS as available for sale, in recognition of the greater prepayment uncertainty associated with these securities, and carries them at fair market value. The amortized cost of MBS available for sale (excluding CMOs and REMICs) exceeded their fair value by $217,000 at December 31, 2004.

The following table sets forth activity in the MBS portfolio for the periods indicated:

	For the Year Ended December 31,		For the Six Months Ended December 31,	For the Year Ended June 30,
	2004	2003	2002	2002
	(Dollars in Thousands)
Amortized cost at beginning of period	$464,671	$359,304	$285,201	$433,097
Purchases, net	271,221	473,389	224,579	37,218
Principal repayments	(206,455)	(364,208)	(149,556)	(184,835)
Premium amortization, net	(3,363)	(3,814)	(920)	(279)
Amortized cost at end of period	$526,074	$464,671	$359,304	$285,201

U. S. Treasury and Agency Obligations. At December 31, 2004, the Company's consolidated investment in U. S. Treasury and agency securities totaled $13.0 million. Virtually all of these investments were agency obligations issued either by the Federal Home Loan Bank ("FHLB"), FHLMC, or FNMA.

Corporate Debt Obligations. Both the Holding Company and the Bank invest in the short-term investment-grade debt obligations of various corporations. Corporate debt obligations generally carry both a higher rate of return and a higher degree of credit risk than U.S. Treasury and agency securities with comparable maturities. In addition, corporate securities are generally less liquid than comparable U.S. Treasury and agency securities. In recognition of the additional risks associated with these securities, the Bank's investment policy limits new investments in corporate debt obligations to companies rated single ''A'' or better by one of the nationally recognized rating agencies, and limits investments in any one corporate entity to the lesser of 1% of total assets or 15% of the Bank's equity. At December 31, 2004, the Company's consolidated portfolio of corporate debt obligations totaled $36.0 million. The majority of these investments were held by the Bank.

Equity Investments. The Company's consolidated investment in equity securities totaled $5.9 million at December 31, 2004, and was comprised primarily of various equity mutual fund investments.

The following table sets forth the amortized cost and fair value of the total portfolio of investment securities and MBS at the dates indicated:

	At December 31,						At June 30,
	2004		2003		2002		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
CMOs and REMICs	$480,865	$474,459	$428,847	$426,017	$292,541	$293,928	$209,476	$213,579
FHLMC	1,454	1,493	7,509	7,680	15,896	16,289	10,069	10,351
FNMA	29,250	29,125	3,381	3,510	8,122	8,435	11,681	12,005
GNMA	14,505	14,828	24,934	25,582	42,745	44,388	53,975	55,686
Total mortgage-backed securities	526,074	519,905	464,671	462,789	359,304	363,040	285,201	291,621
Investment securities:
U.S. Treasury and agency	12,999	12,956	5,011	5,026	52,741	53,289	85,050	85,823
Other	42,143	42,473	32,442	32,799	52,463	52,110	53,136	53,639
Total investment securities	55,142	55,429	37,453	37,825	105,204	105,399	138,186	139,462
Net unrealized (loss) gain (1)	(5,906)	-	(1,570)	-	3,833	-	7,553	-
Total securities, net	$575,310	$575,334	$500,554	$500,614	$468,341	$468,439	$430,940	$431,083

(1)
The net unrealized (loss) gain relates to available for sale securities in accordance with SFAS 115, "Accounting for Investments in Debt and Equity Securities." The net unrealized (loss) gain is presented in order to reconcile the ''Amortized Cost'' of the available for sale securities portfolio to the recorded value reflected in the Company's Consolidated Statements of Condition.

The following table sets forth the amortized cost and fair value of the total portfolio of investment securities and MBS, by accounting classification and type of security, at the dates indicated:

	At December 31,						At June 30,
	2004		2003		2002		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Held-to-Maturity:
Mortgage-backed securities (1)	$465	$485	$770	$822	$2,249	$2,337	$3,275	$3,409
Investment securities (2)	585	589	710	718	825	835	875	884
Total Held-to-Maturity	$1,050	$1,074	$1,480	$1,540	$3,074	$3,172	$4,150	$4,293

Available-for-Sale:
Mortgage-backed securities:
Pass-through securities	$44,744	$44,961	$35,054	$35,950	$64,514	$66,775	$72,450	$74,633
CMOs and REMICs	480,865	474,459	428,847	426,017	292,541	293,928	209,476	213,579
Total mortgage-backed securities available for sale	525,609	519,420	463,901	461,967	357,055	360,703	281,926	288,212
Investment securities (2)	54,557	54,840	36,743	37,107	104,379	104,564	137,311	138,578
Net unrealized (loss) gain (3)	(5,906)	-	(1,570)	-	3,833	-	7,553	-
Total Available-for-Sale	$574,260	$574,260	$499,074	$499,074	$465,267	$465,267	$426,790	$426,790
Total securities, net	$575,310	$575,334	$500,554	$500,614	$468,341	$468,439	$430,940	$431,083
(1) Includes both pass-through securities and investments in CMOs and REMICs.

(2) Includes corporate debt obligations.

(3)
The net unrealized (loss) gain relates to available for sale securities in accordance with SFAS No. 115. The net unrealized (loss) gain is presented in order to reconcile the ''Amortized Cost'' of the securities portfolio to the recorded value reflected in the Company's Consolidated Statements of Condition.

The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of investment securities and MBS at December 31, 2004, by remaining period to contractual maturity. With respect to MBS, the entire carrying amount of the security at December 31, 2004 is reflected in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments. The investment policies of both the Holding Company and the Bank call for the purchase of only priority tranches when investing in MBS. As a result, the weighted average duration of the Company's MBS approximated 2.5 years as of December 31, 2004 when giving consideration to anticipated repayments or possible prepayments, which is far less than their calculated average maturity in the table below. Other than obligations of federal agencies and GSEs, neither the Holding Company nor the Bank had a combined investment in securities issued by any one entity in excess of 15% of stockholders' equity at December 31, 2004.

	At December 31, 2004
	Held to Maturity			Available for Sale
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in Thousands)
Mortgage-backed securities:
Due within 1 year	-	-	-	-	-	-
Due after 1 year but within 5 years	$465	$485	7.97%	$899	$933	5.66%
Due after 5 years but within 10 years	-	-	-	29,217	28,975	3.98
Due after ten years	-	-	-	495,494	489,512	4.01
Total	465	485	7.97	525,610	519,420	4.01

U.S. Treasury and agency:
Due within 1 year	-	-	-	10,000	9,961	2.29
Due after 1 year but within 5 years	-	-	-	2,999	2,995	2.88
Due after 5 years but within 10 years	-	-	-	-	-	-
Due after ten years	-	-	-	-	-	-
Total	-	-	-	12,999	12,956	2.43

Corporate and other:
Due within 1 year	-	-	-	1,036	1,032	6.75
Due after 1 year but within 5 years	585	589	7.26	997	986	2.80
Due after 5 years but within 10 years	-	-	-	1000	1,025	5.00
Due after ten years	-	-	-	38,525	38,841	4.04
Total	585	589	7.26	41,558	41,884	4.10

Total:
Due within 1 year	-	-	-	11,036	10,993	2.71
Due after 1 year but within 5 years	1,050	1,074	7.58	4,895	4,914	3.37
Due after 5 years but within 10 years	-	-	-	30,217	30,000	4.01
Due after ten years	-	-	-	534,019	528,353	4.01
Total	$1,050	$1,074	7.58%	$580,167	$574,260	3.98%

Sources of Funds

General. The Bank's primary sources of funding for its lending and investment activities include deposits, repayments of loans and MBS, investment security maturities and redemptions, Advances from the FHLBNY, and borrowing in the form of REPOS entered into with various financial institutions, including the FHLBNY. The Bank also sells selected multifamily residential and commercial real estate loans to FNMA, and long-term, one- to four-family residential real estate loans to either FNMA or SONYMA.

Deposits. The Bank offers a variety of deposit accounts possessing a range of interest rates and terms. The Bank, at December 31, 2004 and presently, offers savings, money market, checking, NOW and Super NOW accounts, and CDs. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition from other financial institutions and investment products. Traditionally, the Bank has relied upon direct marketing, customer service, convenience and long-standing relationships with customers to generate deposits. The communities in which the Bank maintains branch offices have historically provided the Bank with nearly all of its deposits. At December 31, 2004, the Bank had deposit liabilities of $2.21 billion, up $168.4 million from December 31, 2003 (See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). Within total deposits at December 31, 2004, $263.2 million, or 11.9%, consisted of CDs with balances over

$100,000. Individual Retirement Accounts totaled $116.8 million, or 5.3% of total deposits.

The Bank is authorized to accept brokered CDs up to an aggregate limit of $120.0 million. At December 31, 2004 and 2003, the Bank had no brokered CDs.

The following table presents the deposit activity of the Bank for the periods indicated:

	Year Ended December 31,			Six Months Ended December 31,		Year Ended June 30,
	2004	2003	2002	2002	2001	2002
	(Dollars in Thousands)
Deposits	$3,445,897	$3,055,095	$3,012,112	$1,556,645	$1,332,182	$2,787,649
Withdrawals	3,315,462	2,978,932	2,728,969	1,435,740	1,191,845	2,485,046
Deposits greater than Withdrawals	130,435	76,163	283,143	120,905	140,337	302,603
Interest credited	37,936	38,340	48,670	26,236	26,565	48,999
Total increase in deposits	$168,371	$114,503	$331,813	$147,141	$166,902	$351,602

At December 31, 2004, the Bank had $263.2 million in CDs over $100,000 maturing as follows:

Maturity Period	Amount	Weighted Average Rate
(Dollars in Thousands)
Within three months	$102,780	2.36%
After three but within six months	85,622	2.58
After six but within twelve months	23,259	2.32
After 12 months	51,544	3.27
Total	$263,205	2.61%

The following table sets forth the distribution of the Bank's deposit accounts and the related weighted average interest rates at the dates indicated:

	At December 31, 2004			At December 31, 2003			At December 31, 2002
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
	(Dollars in Thousands)
Savings accounts	$362,656	16.41%	0.56%	$366,592	17.96%	0.55%	$362,400	18.80%	0.78%
CDs	959,951	43.44	2.52	800,350	39.20	2.64	830,140	43.08	3.21
Money market accounts	749,040	33.89	1.40	745,387	36.51	1.35	616,762	32.00	1.90
NOW and Super NOW accounts	45,178	2.04	1.08	37,043	1.81	1.02	31,822	1.65	1.24
Checking accounts	93,224	4.22	-	92,306	4.52	-	86,051	4.47	-
Totals	$2,210,049	100.00%	1.68%	$2,041,678	100.00%	1.65%	$1,927,175	100.00%	2.16%

The following table presents, by interest rate ranges, the dollar amount of CDs outstanding at the dates indicated and the period to maturity of the CDs outstanding at December 31, 2004:

	Period to Maturity at December 31, 2004
Interest Rate Range	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at December 31, 2004	Total at December 31, 2003	Total at December 31, 2002
(Dollars in Thousands)
2.00% and below	$337,826	$27,034	$11	-	$364,871	$353,485	$173,179
2.01% to 3.00%	351,053	104,744	216	$6	456,019	182,233	297,770
3.01% to 4.00%	21,372	14,146	34,312	6	69,836	162,063	176,384
4.01% to 5.00%	12,035	31,994	202	-	44,231	50,109	95,512
5.01% and above	12,558	12,436	-	-	24,994	52,460	87,295
Total	$734,844	$190,354	$34,741	$12	$959,951	$800,350	$830,140

Borrowings. The Bank has been a member and shareholder of the FHLBNY since 1980. One of the privileges offered to FHLBNY shareholders is the ability to secure Advances under various lending programs at competitive interest rates. The Bank's borrowing line equaled $993.5 million at December 31, 2004.

The Bank had Advances from the FHLBNY totaling $506.5 million and $534.0 million at December 31, 2004 and 2003, respectively. At December 31, 2004, the Bank maintained sufficient collateral, as defined by the FHLBNY (principally in the form of real estate loans), to secure such Advances.

REPOS totaled $205.6 million and $12.7 million, respectively, at December 31, 2004 and 2003. REPOS involve the delivery of securities to broker-dealers as collateral for borrowing transactions. The securities remain registered in the name of the Bank, and are returned upon the maturities of the agreements. Funds to repay the Bank's REPOS at maturity are provided primarily by cash received from the maturing securities.

Presented below is information concerning REPOS and FHLBNY Advances for the periods presented:

REPOS:
	At or for the Fiscal Year Ended December 31,		At or for the Six Months Ended December 31,	At or for the Fiscal Year Ended June 30,
	2004	2003	2002	2002
	(Dollars in Thousands)
Balance outstanding at end of period	$205,584	$12,675	$95,541	$97,717
Average interest cost at end of period	2.48%	4.96%	5.68%	5.61%
Average balance outstanding during the period	$129,426	$71,302	$97,941	$260,988
Average interest cost during the period (1)	2.34%	8.86%	5.35%	4.47%
Carrying value of underlying collateral at end of period	$219,311	$12,967	$85,226	$95,994
Estimated fair value of underlying collateral	$216,754	$13,045	$87,479	$96,093
Maximum balance outstanding at month end during the year	$220,649	$86,020	$98,728	$395,444

(1) Excluding prepayment expenses of $2,555 recorded during the year ended December 31, 2003, the average interest cost was 5.29% during the year ended December 31, 2003. Excluding prepayment expenses of $339 recorded during the year ended June 30, 2002, the average interest cost was 4.31% during the year ended June 30, 2002. There were no prepayments during the year ended December 31, 2004, or the six months ended December 31, 2002.

FHLBNY Advances:
	At or for the Fiscal Year Ended December 31,		At or for the Six Months Ended December 31,	At or for the Fiscal Year Ended June 30,
	2004	2003	2002	2002
	(Dollars in Thousands)
Balance outstanding at end of period	$506,500	$534,000	$555,000	$575,000
Average interest cost at end of period	4.21%	3.85%	4.11%	5.07%
Weighted average balance outstanding during the period	$515,626	$559,726	$572,024	$565,520
Average interest cost during the period (1)	4.00%	3.98%	4.90%	5.90%
Maximum balance outstanding at month end during period	$534,000	$574,000	$590,000	$582,500

(1) Amounts in the above table exclude the effects of prepayment expenses paid on FHLBNY Advances. Including prepayment expenses paid on FHLBNY Advances of $1.6 million during the year ended December 31, 2003, $3.6 million during the six months ended December 31, 2002 and $5.9 million during the year ended June 30, 2002, the average interest cost on FHLBNY Advances was 4.30% during the year ended December 31, 2003, 6.18% during the six months ended December 31, 2002 and 6.94% during the year ended June 30, 2002. The Bank did not prepay any FHLBNY Advances during the year ended December 31, 2004.

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

Subsidiary Activities

In addition to the Bank, the Holding Company's direct and indirect subsidiaries consist of seven wholly-owned corporations, one of which are directly owned by the Holding Company and six of which are directly or indirectly owned by the Bank. DSBW Preferred Funding Corp. is a direct subsidiary of Havemeyer Equities, Inc., which is a direct subsidiary of the Bank. The following table presents an overview of the Holding Company's subsidiaries as of December 31, 2004:

Subsidiary	Year/ State of Incorporation	Primary Business Activities

Havemeyer Equities, Inc.	1977 / New York	Ownership of DSBW Preferred Funding Corp.
Boulevard Funding Corp.	1981 / New York	Currently inactive
Havemeyer Investments, Inc.	1997 / New York	Sale of non-FDIC insured investment products
DSBW Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in multifamily residential and commercial real estate loans
DSBW Residential Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in one- to four-family real estate loans
842 Manhattan Avenue Corp.	1995/ New York	Management and ownership of real estate
Dime Reinvestment Corporation	2004 / Delaware	Community Development Entity. Currently inactive.

Personnel

As of December 31, 2004, the Company had 315 full-time employees and 80 part-time employees. The employees are not represented by a collective bargaining unit, and the Holding Company and all of its subsidiaries consider their relationships with their employees to be good.

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

Tax Bad Debt Reserves. The Bank, as a "large bank" under IRS classifications (i.e., one with assets having an adjusted basis of more than $500 million), is: (i) unable to make additions to its tax bad debt reserve, (ii) permitted to deduct bad debts only as they occur, and (iii) required to recapture (i.e., take into income) over a multi-year period, a portion of the balance of its tax bad debt reserves as of June 30, 1997. Since the Bank has already provided a deferred income tax liability for this tax for financial reporting purposes, there was no adverse impact to the Bank's financial condition or results of operations from the enactment of the federal legislation that imposed such recapture.

Distributions. "Non-dividend distributions" to shareholders of the Bank are considered distributions from the Bank's "base year reserve" (i.e., its reserve as of December 31, 1987, to the extent thereof), and then from its supplemental reserve for losses on loans. Non-dividend distributions include distributions: (i) in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes; (ii) for redemption of stock; and (iii) for partial or complete liquidation.

An amount based on the total distributed will be included in the Bank's taxable income in the year of distribution. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income. The amount of additional taxable income created from a non-dividend distribution is the amount that, when reduced by the amount of the tax attributable to this income, is equal to the amount of the distribution. Thus, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. (See "Regulation - Regulation of Federal Savings Associations - Limitation on Capital Distributions" for limits on the payment of dividends by the Bank). The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

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

State and Local Taxation

State of New York. The Company is subject to New York State ("NYS") franchise tax on one of several alternative bases, whichever results in the greatest tax, and files combined returns for this purpose. The basic tax is measured by "entire net income," which is federal taxable income with adjustments.

For NYS tax purposes, as long as the Bank continues to satisfy certain definitional tests relating to its assets and the nature of its business, it will be permitted deductions, within specified formula limits, for additions to its bad debt reserves for purposes of computing its entire net income.

The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may be computed using an amount based on the Bank's actual loss experience (the "Experience Method") or 32% of the Bank's entire net income, computed without regard to this deduction and reduced by the amount of any permitted addition to the Bank's reserve for non-qualifying loans. The Bank's deduction with respect to non-qualifying loans must be computed pursuant to the Experience Method. The Bank reviews the most appropriate method of calculating the deduction attributable to an addition to the tax bad debt reserves each year.

The portion of the NYS bad debt reserve in excess of a reserve amount computed pursuant to the Experience Method is subject to recapture upon a non-dividend distribution in a manner similar to the recapture of the federal bad debt reserves for such distributions. In addition, the reserve is subject to recapture in the event that the Bank fails either to satisfy a thrift definitional test relating to the composition of its assets or to maintain a thrift charter.

The NYS tax rate for the year ended December 31, 2004 was 9.03% of taxable income. This rate includes a commuter transportation surcharge. In general, the Holding Company is not required to pay NYS tax on dividends and interest received from the Bank.

City of New York. The Holding Company and the Bank are both subject to a New York City banking corporation tax of 9% on taxable income allocated to New York City.

New York City generally conforms its tax law to NYS tax law in the determination of taxable income (including the laws relating to bad debt reserves). New York City tax law, however, does not allow a deduction for the carryover of a net operating loss of a banking company.

State of Delaware. As a Delaware holding company not earning income in Delaware, the Holding Company is exempt from Delaware corporate income tax, however, is required to file an annual report and pay an annual franchise tax to the State of Delaware.

Regulation
General

The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation ("FDIC"), as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"), which are administered by the FDIC. The Bank must file reports with the OTS concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS conducts periodic examinations to assess the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association may engage and is intended primarily for the protection of the insurance fund and depositors. As a publicly-held unitary savings and loan holding company, the Holding Company is required to file certain reports with, and otherwise comply with the rules and regulations of both the SEC, under the federal securities laws, and the OTS.

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

Regulation of Federal Savings Associations

Business Activities. The Bank derives its lending and investment powers from the Home Owner's Loan Act, as amended (''HOLA''), and the regulations of the OTS enacted thereunder. Pursuant thereto, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage activities. The investment powers are subject to various limitations, including a: (i) prohibition against the acquisition of any corporate debt security not rated in one of the four highest rating categories; (ii) limit of 400% of capital on the aggregate amount of loans secured by commercial property; (iii) limit of 20% of assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (iv) limit of 35% of assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (v) limit of 5% of assets on non-conforming loans (i.e., loans in excess of specified amounts); and (vi) limit of the greater of 5% of assets or capital on certain construction loans made for the purpose of financing property which is, or is expected to become, residential.

Loans to One Borrower. Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, pursuant to these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and unimpaired surplus. Additional amounts may be advanced, not in excess of 10% of unimpaired capital and unimpaired surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2004, the Bank's limit on loans to one borrower was $68.1 million. The Bank's largest aggregate amount of loans to one borrower on that date was $33.9 million and the second largest borrower had an aggregate balance of $33.2 million.

QTL Test. HOLA requires savings associations to satisfy a QTL test. A savings association may satisfy the QTL test by maintaining at least 65% of its ''portfolio assets'' in certain ''qualified thrift investments'' during at least nine months of the most recent twelve-month period. ''Portfolio assets'' means, in general, an association's total assets less the sum of: (a) specified liquid assets up to 20% of total assets, (b) certain intangibles, including goodwill, credit card relationships and purchased MSR, and (c) the value of property used to conduct the association's business. ''Qualified thrift investments'' include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities; and small business, education, and credit card loans. A savings association may additionally satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Code. At December 31, 2004, the Bank maintained 77.6% of its portfolio assets in qualified thrift investments. The Bank also satisfied the QTL test in each of the prior 12 months and, therefore, was a QTL.

A savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The initial restrictions include prohibitions against (a) engaging in any new activity not permissible for a national bank, (b) paying dividends not permissible under national bank regulations, and (c) establishing any new branch office in a location not permissible for a national bank in the association's home state. In addition, within one year of the date a savings association ceases to satisfy the QTL test, any company controlling the association must register under, and become subject to the requirements of, the Bank Holding Company Act of 1956, as amended. A savings association that has failed the QTL test may requalify under the QTL test and be relieved of the limitations, however, may do so only once. If the savings association does not requalify under the QTL test within three years after failing the QTL test, it will be required to terminate any activity, and dispose of any investment, not permissible for a national bank, and repay as promptly as possible any outstanding Advances from the FHLBNY.

Capital Requirements. OTS regulations require savings associations to satisfy three minimum capital standards: (1) a tangible capital ratio of 1.5% of total assets as adjusted under OTS regulations; (2) a risk-based capital ratio of 8% of risk-based capital (as defined under OTS regulations) to total risk-based assets (also as defined under OTS regulations); and (3) a leverage capital ratio (as defined under OTS regulations). For depository institutions that have been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating, the minimum required leverage capital ratio is 3%. For any other depository institution, the minimum required leverage capital ratio is 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution.

Tangible capital is defined, generally, as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings, and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles other than certain purchased MSR and investments in, and loans to, subsidiaries engaged in activities not permissible for a national bank.

In determining the amount of risk-based assets for purposes of the risk-based capital requirement, a savings association must multiply its assets and certain off-balance sheet items by risk-weights (which range from 0% for cash and obligations issued by the United States government or its agencies to 100% for consumer and commercial loans) as assigned by the OTS capital regulations based on the risks the OTS believes inherent in the type of asset.

Leverage capital is defined similarly to tangible capital, however, additionally includes, among other items, certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital includes cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, and the allowance for possible loan losses. Effective October 1, 1998, the OTS and other federal banking regulators adopted an amendment to the risk-based capital guidelines that permits insured depository institutions to include in supplementary capital up to 45% of the pretax net unrealized holding gains on certain available-for-sale equity securities, as such gains are computed under the guidelines. The allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-based assets, and the amount of supplementary capital that may be included as total capital may not exceed the amount of leverage capital.

The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") required that the OTS and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk ("IRR"), concentration of risk and the risks of non-traditional activities. Current OTS regulations do not include a specific IRR component of the risk-based capital requirement; however, the OTS monitors the IRR of individual institutions through a variety of methods, including an analysis of the change in net portfolio value ("NPV"). NPV is defined as the net present value of the expected future cash flows on an entity's assets and liabilities and, therefore, hypothetically represents the value of an institution's net worth. The OTS has also used the NPV analysis as part of its evaluation of certain applications or notices submitted by thrift institutions. In addition, OTS Thrift Bulletin 13a provides guidance on the management of IRR and the responsibility of boards of directors in that area. The OTS, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent they are not in compliance with certain written OTS guidelines regarding NPV analysis. The OTS has not imposed any such requirements on the Company.

The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at December 31, 2004:

	As of December 31, 2004
	Actual		Minimum Capital Requirement
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tangible	$256,955	7.88%	$48,937	1.5%
Leverage Capital	256,955	7.88	130,498	4.0
Risk-based capital	261,835	12.83	163,247	8.0

The following is a reconciliation of GAAP capital to regulatory capital for the Bank:

	At December 31, 2004
	Tangible Capital	Leverage Capital	Risk-Based Capital
GAAP capital	$309,190	$309,190	$309,190
Non-allowable assets:
Core deposit intangible	(48)	(48)	(48)
Loan servicing asset	(250)	(250)	(250)
Accumulated other comprehensive income	3,701	3,701	3,701
Goodwill	(55,638)	(55,638)	(55,638)
General valuation allowance	-	-	15,543
Adjustment for recourse provision on loans sold	-	-	(10,663)
Regulatory capital	256,955	256,955	261,835
Minimum capital requirement	48,937	130,498	163,247
Regulatory capital excess	$208,018	$126,457	$98,588

Limitation on Capital Distributions. OTS regulations impose limitations upon capital distributions by savings associations, such as cash dividends, payments to purchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital.

As the subsidiary of a savings and loan holding company, the Bank is required to file a notice with the OTS at least 30 days prior to each capital distribution. However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year plus the retained net income for the preceding two years, then the Bank must file an application for OTS approval of a proposed capital distribution. In addition, the OTS can prohibit a proposed capital distribution otherwise permissible under the regulation if it determines that the association is in need of greater than customary supervision or that a proposed distribution would constitute an unsafe or unsound practice. Furthermore, under OTS prompt corrective action regulations, the Bank would be prohibited from making a capital distribution if, after the distribution, the Bank failed to satisfy its minimum capital requirements, as described above (See ''Regulation - Regulation of Federal Savings Associations - Prompt Corrective Regulatory Action''). In addition, pursuant to the Federal Deposit Insurance Act ("FDIA"), an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" as defined in the FDIA.

Liquidity. Pursuant to OTS regulations, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation (See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further discussion). At December 31, 2004, the Bank's liquid assets approximated 9.1% of total assets.

Assessments. Savings associations are required by OTS regulation to pay semi-annual assessments to the OTS to fund its operations. The regulations base the assessment for individual savings associations, other than those with total assets never exceeding $100.0 million, on three components: the size of the association (on which the basic assessment is based); the association's supervisory condition, which results in percentage increases for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in percentage increases for a savings association that managed over $1 billion in trust assets, serviced loans for other institutions aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion.

Branching. Subject to certain limitations, HOLA and OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such a branch is available: (a) in states that expressly authorize branches of savings associations located in another state, and (b) to an association that either satisfies the QTL test or qualifies as a ''domestic building and loan association'' under the Code, which imposes qualification requirements similar to those for a QTL under HOLA (See "Item 1 - Business - Regulation - Regulation of Federal Savings Associations - QTL Test''). HOLA and OTS regulations preempt any state law purporting to regulate branching by federal savings associations.

Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings association possesses a continuing and affirmative obligation, consistent with its safe and sound operation, to help satisfy the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services it believes are best suited to its particular community. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association's record of satisfying the credit needs of its community and consider such record in its evaluation of certain applications by the association. The assessment is composed of three tests: (a) a lending test, to evaluate the institution's record of making loans in its service areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, automated teller machines and other offices. A regulation recently adopted by the OTS allows a savings association to elect alternative weights for each of the three tests as long as a weight of 50% or more is applied to the lending test. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received an "Outstanding" CRA rating in its most recent examination.

The Gramm-Leach-Bliley Act of 1999 ("Gramm-Leach") and its implementing regulations require that insured depository institutions publicly disclose certain agreements that are in fulfillment of the CRA. The Bank had no such agreements in place at December 31, 2004.

Transactions with Related Parties. The Bank's authority to engage in transactions with its ''affiliates'' is limited by OTS regulations and Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act (''FRA''), Regulation W issued by the Federal Reserve Board ("FRB"), as well as additional limitations adopted by the Director of the OTS. OTS regulations regarding transactions with affiliates conform to Regulation W. In general, an affiliate of the Bank is any company that controls the Bank or any other company that is controlled by a company that controls the Bank, excluding the Bank's subsidiaries other than those that are insured depository institutions. A subsidiary of a bank that is not also a depository institution is currently generally not treated as an affiliate of the bank for purposes of Sections 23A and 23B, however, the Federal Reserve Bank has proposed treating any subsidiary of a bank that is engaged in activities not permissible for bank holding companies under the Bank Holding Company Act ("BHC Act") as an affiliate for purposes of Sections 23A and 23B. OTS regulations prohibit a savings association from (a) lending to any of its affiliates that are engaged in activities not permissible for bank holding companies under Section 4(c) of the BHC Act, and (b) purchasing the securities of any affiliate other than a subsidiary. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings association and also limits the aggregate amount of transactions with all affiliates to 20% of the savings association's capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to the association, as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered, or would apply, to nonaffiliated companies.

OTS regulations include additional restrictions on savings associations under Section 11 of HOLA, including provisions prohibiting a savings association from: (i) advancing a loan to an affiliate engaged in non-bank holding company activities; and (ii) purchasing or investing in securities issued by an affiliate that is not a subsidiary. The OTS regulations also include certain exemptions from these prohibitions. The FRB and the OTS require each depository institution that was subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W and the OTS regulations regarding transactions with affiliates. Implementation of these regulations did not have a material impact upon the financial condition or results of operations of the Company.

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

The Bank's authority to extend credit to its directors, executive officers, and shareholders owning 10% or more of the Holding Company's outstanding common stock, as well as to entities controlled by such persons, is additionally governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB enacted thereunder. Among other matters, these provisions require that extensions of credit to insiders: (a) be made on terms substantially the same as, and follow credit underwriting procedures not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (b) not exceed certain amount limitations individually and in the aggregate, which limits are based, in part, on the amount of the association's capital. Regulation O additionally requires that extensions of credit in excess of certain limits be approved in advance by the association's board of directors. The Company and Bank both presently prohibit loans to Directors and executive management.

Transactions between the Bank and the remainder of the Company, and any of their affiliates, are subject to various conditions and limitations

Enforcement. Under FDICIA, the OTS possesses primary enforcement responsibility over federally-chartered savings associations and has the authority to bring enforcement action against all ''institution-affiliated parties,'' including any controlling stockholder or any shareholder, attorney, appraiser or accountant who knowingly or recklessly participates in any violation of applicable law or regulation, breach of fiduciary duty or certain other wrongful actions that cause, or are likely to cause, more than minimal loss or other significant adverse effect on an insured savings association. Civil penalties cover a wide series of violations and actions and range from $5,000 for each day during which violations of law, regulations, orders, and certain written agreements and conditions continue, up to $1 million per day if the person obtained a substantial pecuniary gain as a result of such violation or knowingly or recklessly caused a substantial loss to the institution. Criminal penalties for certain financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. In addition, regulators possess substantial discretion to take enforcement action against an institution that fails to comply with regulatory structure, particularly with respect to capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship, or the termination of deposit insurance. Under FDICIA, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director, the FDIC possesses authority to take such action under certain circumstances.

Standards for Safety and Soundness. Pursuant to FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the OTS, together with the other federal bank regulatory agencies, has adopted a set of guidelines prescribing safety and soundness standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other features, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the OTS adopted regulations pursuant to FDICIA that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the ''prompt corrective action'' provisions of FDICIA (See "Item 1 - Business - Regulation - Regulation of Savings Associations - Prompt Corrective Regulatory Action"). If an institution fails to comply with such an order, the OTS may seek enforcement in judicial proceedings and the imposition of civil money penalties.

Real Estate Lending Standards. The OTS and the other federal banking agencies have adopted regulations prescribing standards for extensions of credit that are (a) secured by real estate, or (b) made for the purpose of financing the construction of improvements on real estate. The regulations require each savings association to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its real estate lending activities. The standards must additionally conform to accompanying OTS guidelines, which include loan-to-value ratios for the different types of real estate loans. Associations are permitted to make a limited amount of loans that do not conform to the loan-to-value limitations provided such exceptions are reviewed and justified appropriately. The guidelines additionally contain a number of lending situations in which exceptions to the loan-to-value standards are permitted.

Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of five categories based on the association's capital. Generally, a savings association is considered ''well capitalized'' if it maintains all of the following capital ratios: (1) Total capital to risk-based assets of at least 10.0%; (2) Leverage capital to risk-based assets of at least 6.0%; and (3) Leverage capital to adjusted total assets of at least 5.0%. In addition, in order to be considered "well capitalized," the savings association cannot be subject to any order or directive of the OTS to satisfy or maintain specific capital levels. A savings association is considered ''adequately capitalized'' if it maintains all of the following capital ratios: (1) Total capital to risk-based assets of at least 8.0%; (2) Leverage capital to risk-based assets of at least 4.0%; and (3) Leverage capital to adjusted total assets of at least 4.0% (or at least 3.0% if the association received the highest possible overall rating on its most recent OTS safety and soundness examination). A savings association is considered "undercapitalized" if it maintains any of the following capital ratios: (1) Total capital to total risk-based assets of less than 8.0%; (2) Leverage capital to risk-based assets of less than 4.0%; or (3) Leverage capital to adjusted total assets of less than 4.0% (or of less than 3.0% if the association received the highest possible overall rating on its most recent OTS safety and soundness examination). A savings association is considered "significantly undercapitalized" if it maintains any of the following capital ratios: (1) Total capital to risk-based assets of less than 6.0%; (2) Leverage capital to risk-based assets of less than 3.0%; or (3) Leverage capital to adjusted total assets of less than 3.0%. A savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be ''critically undercapitalized.'' The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements (See "Item 1 - Business - Regulation - Regulation of Savings Associations - Capital Requirements''). As of December 31, 2004, the Bank satisfied all criteria necessary to be categorized "well capitalized" under the prompt corrective action regulatory framework.

The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as an association's capital deteriorates within the three undercapitalized categories. All associations are prohibited from paying dividends, other capital distributions or management fees to any controlling person if, following such distribution, the association would be undercapitalized. An undercapitalized association is required to file a capital restoration plan within 45 days of the date the association receives notice that it falls within any of the three undercapitalized categories. The OTS is required to monitor closely the condition of an undercapitalized association and to restrict the asset growth, acquisitions, branching, and new lines of business of such an association. Significantly undercapitalized associations are subject to restrictions on compensation of senior executive officers. Such an association may not, without OTS consent, pay any bonus or provide compensation to any senior executive officer at a rate exceeding the officer's average rate of compensation (excluding bonuses, stock options and profit-sharing) during the 12 months preceding the month the association became undercapitalized. A significantly undercapitalized association may also be subject, among other actions, to forced changes in the composition of its board of directors or senior management, additional restrictions on transactions with affiliates, restrictions on acceptance of deposits from correspondent associations, further restrictions on asset growth, restrictions on rates paid on deposits, forced termination or reduction of activities deemed risky, and any further operational restrictions deemed necessary by the OTS.

If one or more grounds exist for appointing a conservator or receiver for an association, the OTS may require the association to issue additional debt or stock, sell assets, be acquired by a depository association holding company, or combine with another depository association. The OTS and FDIC possess a broad range of justifications pursuant to which they may appoint a receiver or conservator for an insured depository association. Pursuant to FDICIA, the OTS is required to appoint a receiver (or with the concurrence of the FDIC, a conservator) for a critically undercapitalized association within 90 days after the association becomes critically undercapitalized or, with the concurrence of the FDIC, to take such other action that would better achieve the purposes of the prompt corrective action provisions. Such alternative action may be renewed for successive 90-day periods. However, if the association remains critically undercapitalized on average during the quarter that begins 270 days after it initially became critically undercapitalized, a receiver must be appointed, unless the OTS makes certain findings with which the FDIC concurs and the Director of the OTS and the Chairman of the FDIC certify that the association is viable. In addition, an association that is critically undercapitalized is subject to more severe restrictions on its activities, and is prohibited, without prior approval of the FDIC, from, among other actions, entering into certain material transactions or paying interest on new or renewed liabilities at a rate that would significantly increase the association's weighted average cost of funds.

When appropriate, the OTS can require corrective action by a savings association holding company under the ''prompt corrective action'' provisions of FDICIA.

Insurance of Deposit Accounts. Savings associations are required to pay a deposit insurance premium. The amount of the premium is determined based upon a risk-based assessment system. Under the system, the FDIC assigns an institution to one of three capital categories based upon the financial information contained in the institution's most current quarterly financial report filed with the applicable bank regulatory agency prior to the commencement of the assessment period. The three capital categories consist of (a) well capitalized, (b) adequately capitalized, or (c) undercapitalized. The FDIC additionally assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based upon an evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory subcategory to which it is assigned. Under the regulations, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25% of assessable deposits. Both the BIF and SAIF currently satisfy the reserve ratio requirement. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future.

The Deposit Insurance Funds Act of 1996 amended the FDIA to recapitalize the SAIF and expand the assessment base for the payments of Financing Corporation ("FICO") bonds. FICO bonds were sold by the federal government in order to finance the recapitalization of the SAIF and BIF insurance funds that was necessitated following payments from the funds to compensate depositors of federally-insured depository institutions that experienced bankruptcy and dissolution during the 1980's and 1990's. The quarterly adjusted rate of assessment for FICO bonds is 0.0146% for both BIF-and SAIF-insured institutions.

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

The OTS and other federal banking agencies have adopted guidelines establishing standards for safeguarding customer information to implement certain provisions of Gramm-Leach. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, including administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against anticipated threats or hazards to the security or integrity of such records and unauthorized access to or use of such records or information that could result in substantial customer harm or inconvenience. The Bank has implemented these guidelines, which did not have a material impact on the business, financial condition or results of operations of the Company.

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

FHLB System. The Bank is a member of the FHLBNY, which is one of the twelve regional FHLB's composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. Any Advances from the FHLBNY must be secured by specified types of collateral, and long-term Advances may be obtained only for the purpose of providing funds for residential housing finance. The Bank, as a member of the FHLBNY, is currently required to acquire and hold shares of capital stock in the FHLBNY in an amount equal to the greater of: (i) $500; (ii) 1% of the unpaid principal balance of residential mortgage loans and contracts and other mortgage related assets at the beginning of each year; or (iii) 5% of the Bank's aggregate outstanding Advances from the FHLBNY. The Bank is in compliance with these requirements.

Federal Reserve System. The Bank is subject to provisions of the FRA and FRB regulations pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts between $7.0 million and $47.6 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14% against the portion of total transaction accounts in excess of $47.6 million. The initial $7.0 million of otherwise reservable balances are currently exempt from the reserve requirements, however, the exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements.

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

Anti-Money Laundering and Customer Identification. The Company is subject to OTS regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("PATRIOT Act"). The PATRIOT Act provides the federal government with powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the PATRIOT Act enacts measures intended to encourage information sharing among bank regulatory and law enforcement agencies. In addition, certain provisions of Title III and the related OTS regulations impose affirmative obligations on a broad range of financial institutions, including banks and thrifts. Title III imposes the following requirements, among others, with respect to financial institutions: (i) establishment of anti-money laundering programs; (ii) establishment of procedures for obtaining identifying information from customers opening new accounts, including verifying their identity within a reasonable period of time; (iii) establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering; and (iv) prohibition on correspondent accounts for foreign shell banks and compliance with recordkeeping obligations with respect to correspondent accounts of foreign banks.

In addition, bank regulators are directed to consider a holding company's effectiveness in preventing money laundering when ruling on FRA and Bank Merger Act applications.

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

As a unitary savings and loan holding company, the Holding Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to satisfy the QTL test (See "Item 1 - Business - Regulation - Regulation of Federal Savings Associations - QTL Test'' for a discussion of the QTL requirements). Upon any non-supervisory acquisition by the Holding Company of another savings association or a savings bank that satisfies the QTL test and is deemed to be a savings association by the OTS and that will be held as a separate subsidiary, the Holding Company will become a multiple savings association holding company and will be subject to limitations on the types of business activities in which it may engage. HOLA limits the activities of a multiple savings association holding company and its non-insured association subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the BHC Act, subject to prior approval of the OTS, and to other activities authorized by OTS regulation.

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

Gramm-Leach additionally restricts the powers of new unitary savings and loan association holding companies. A unitary savings and loan holding company that is "grandfathered," i.e., became a unitary savings and loan holding company pursuant to an application filed with the OTS prior to May 4, 1999, such as the Holding Company, retains the authority it possessed under the law in existence as of May 4, 1999. All other savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under Gramm-Leach. Gramm-Leach also prohibits non-financial companies from acquiring grandfathered savings and loan association holding companies.

The Bank must file a notice with the OTS prior to the declaration or payment of any dividends or other capital distributions to the Holding Company (See "Item 1 - Business - Regulation - Regulation of Federal Savings Associations - Limitation on Capital Distributions'').

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Holding Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Holding Company's common stock is traded on the Nasdaq National Market and quoted under the symbol "DCOM." Prior to June 15, 1998, the Holding Company's common stock was quoted under the symbol "DIME."

The following table indicates the high and low sales price for the Holding Company's common stock and dividends declared during the periods indicated. The Holding Company's common stock began trading on June 26, 1996, the date of the initial public offering. All amounts have been adjusted to reflect the Company's 50% stock dividends paid on August 21, 2001, April 24, 2002 and March 16, 2004.

	Twelve Months Ended December 31, 2004			Twelve Months Ended December 31, 2003
Quarter Ended	Dividends Declared	High Sales Price	Low Sales Price	Dividends Declared	High Sales Price	Low Sales Price
March 31st	$0.13	$21.38	$19.67	$0.09	$15.66	$12.40
June 30th	0.14	20.81	15.97	0.09	17.56	14.85
September 30th	0.14	17.61	15.60	0.11	18.67	15.33
December 31st	0.14	18.78	16.04	0.11	21.27	15.35

On December 31, 2004, the final trading date in the fiscal year, the Holding Company's common stock closed at $17.91.

Management estimates that the Holding Company had approximately 3,200 shareholders of record as of March 11, 2005, including persons or entities holding stock in nominee or street name through various brokers and banks. There were 37,165,740 shares of common stock outstanding at December 31, 2004.

On August 21, 2001, the Holding Company paid a 50% common stock dividend to all shareholders of record as of July 31, 2001. On April 24, 2002, the Holding Company paid a 50% common stock dividend to all shareholders of record as of April 1, 2002. On March 16, 2004, the Holding Company paid a 50% common stock dividend to all shareholders of record as of March 1, 2004. Each of these dividends had the effect of a three-for-two stock split.

During the year ended December 31, 2004, the Holding Company paid cash dividends totaling $19.7 million, representing $0.55 per outstanding common share. During the year ended December 31, 2003, the Holding Company paid cash dividends totaling $15.8 million, representing $0.41 per outstanding common share.

On January 20, 2005, the Board of Directors declared a cash dividend of $0.14 per common share to all shareholders of record as of January 31, 2005. This dividend was paid on February 15, 2005.

The Holding Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of net assets (the amount by which total assets exceed total liabilities) over statutory capital, or if no such excess exists, to net profits for the current and/or immediately preceding fiscal year.

As the principal asset of the Holding Company, the Bank could be called upon to provide funds for the Holding Company's payment of dividends (See "Item 1 - Business - Regulation - Regulation of Federal Savings Associations - Limitation on Capital Distributions"). (See also Notes to the Company's Audited Financial Statements for a discussion of limitations on distributions from the Bank to the Holding Company).

In April 2000, the Holding Company issued $25.0 million in subordinated notes payable, with a stated annual coupon rate of 9.25%. It is required, pursuant to the provisions of the notes, to first satisfy the interest obligation on the notes, which approximates $2.4 million annually, prior to the authorization and payment of common stock cash dividends. Management of the Holding Company does not believe that this requirement will materially affect its ability to pay dividends to its common shareholders.

In March 2004, the Holding Company issued $72.2 million in trust preferred debt, with a stated annual coupon rate of 7.0%. It is required, pursuant to the provisions of the debt, to first satisfy the interest obligation on the debt, which approximates $5.1 million annually, prior to the authorization and payment of common stock cash dividends. Management of the Holding Company does not believe that this requirement will materially affect its ability to pay dividends to its common shareholders.

  During the three months ended December 31, 2004, the Holding Company purchased 307,504 shares of its common stock into treasury. These repurchases were made under the Company's Tenth Stock Repurchase Program, which was publicly announced on May 20, 2004.

A summary of the shares repurchased by month is as follows:

Period	Total Number Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Programs
October 2004	80,000	$16.97	80,000	1,645,060
November 2004	116,404	17.34	116,404	1,528,656
December 2004	111,100	17.87	111,100	1,417,556

Item 6. Selected Financial Data

Financial Highlights
(Dollars in Thousands, except per share data)
The consolidated financial and other data of the Company as of and for the years ended December 31, 2004 and 2003, the years ended June 30, 2002, 2001, and 2000, and the six months ended December 31, 2002 set forth below is derived in part from, and should be read in conjunction with, the Company's audited Consolidated Financial Statements and Notes thereto. The consolidated financial and other data for the year ended December 31, 2002 is unaudited. Amounts as of and for the twelve months ended December 31, 2003 and 2002, the six months ended December 31, 2002, and the years ended June 30, 2002, 2001, and 2000 have been reclassified to conform to the December 31, 2004 presentation.

	At or for the Twelve Months Ended December 31,			At or for the Six Months Ended December 31,	At or for the Twelve Months Ended June 30,
	2004	2003	2002	2002	2002	2001	2000

Selected Financial Condition Data:
Total assets	$3,377,266	$2,971,661	$2,946,374	$2,946,374	$2,810,132	$2,721,744	$2,502,139
Loans, net (1)	2,486,262	2,177,622	2,154,619	2,154,619	2,104,884	1,944,902	1,706,515
Mortgage-backed securities	519,885	462,737	362,952	362,952	291,488	438,447	442,690
Investment securities (2)	80,750	64,517	140,279	140,279	173,818	139,523	181,033
Federal funds sold and other short-term investments	103,291	95,286	114,291	114,291	76,474	36,619	9,449
Goodwill	55,638	55,638	55,638	55,638	55,638	55,638	60,254
Deposits	2,210,049	2,041,678	1,927,175	1,927,175	1,780,034	1,428,432	1,219,148
Borrowings	809,249	571,675	675,541	675,541	697,717	995,288	1,014,027
Stockholders' equity	281,721	283,919	265,737	265,737	249,741	227,116	207,169
Tangible Stockholders' equity	229,013	228,026	206,325	206,325	189,827	164,513	149,464
Selected Operating Data:
Interest income	$163,621	$169,115	$181,914	$90,469	$184,581	$181,648	$165,623
Interest expense on deposits and borrowings	67,776	71,063	91,790	43,278	102,244	114,043	98,820
Net interest income	95,845	98,052	90,124	47,191	82,337	67,605	66,803
Provision for losses	280	288	240	120	240	740	240
Net interest income after provision for loan losses	95,565	97,764	89,884	47,071	82,097	66,865	66,563
Non-interest income	20,513	25,122	19,999	10,765	14,837	9,292	5,043
Non-interest expense	42,407	40,809	38,696	20,368	35,431	35,096	34,015
Income before income tax	73,671	82,077	71,187	37,468	61,503	41,061	37,591
Income tax expense	27,449	30,801	26,565	14,008	22,826	15,821	15,217
Net income	$46,222	$51,276	$44,622	$23,460	$38,677	$25,240	$22,374

(1)	Loans, net represents gross loans (including loans held for sale) less net deferred loan fees and allowance for loan losses.

(2)	Amount includes investment in FHLBNY capital stock.

	At or for the Twelve Months Ended December 31,			At or for the Six Months Ended December 31,	At or for the Twelve Months Ended June 30,
	2004	2003	2002	2002	2002	2001	2000

SELECTED FINANCIAL RATIOS AND OTHER DATA (3):
Return on average assets	1.38%	1.67%	1.57%	1.62%	1.40%	0.97%	0.93%
Return on average stockholders' equity	16.76	18.76	17.65	18.17	16.07	11.67	10.65
Stockholders' equity to total assets at end of period	8.34	9.55	9.02	9.02	8.89	8.34	8.28
Tangible equity to tangible assets at end of period	6.88	7.82	7.15	7.15	6.90	6.19	6.11
Loans to deposits at end of period	113.20	107.39	112.60	112.60	119.11	137.24	141.18
Loans to interest-earning assets at end of period	78.04	77.89	77.85	77.85	79.65	76.13	73.10
Net interest spread (4)	2.77	3.08	2.93	3.07	2.70	2.32	2.48
Net interest margin (5)	3.00	3.36	3.33	3.41	3.12	2.76	2.91
Average interest-earning assets to average interest-bearing liabilities	110.79	111.60	111.64	111.88	110.99	109.33	110.04
Non-interest expense to average assets	1.27	1.33	1.36	1.40	1.28	1.35	1.41
Core non-interest expense to average assets (6)	1.24	1.30	1.28	1.37	1.25	1.14	1.24
Efficiency ratio (7)	36.67	33.05	36.49	36.41	37.29	46.25	46.33
Core efficiency ratio (6) (7)	35.96	32.38	34.44	35.67	36.42	39.08	40.77
Effective tax rate	37.26	37.53	37.32	37.39	37.11	38.53	40.48
Dividend payout ratio	42.97	30.10	25.00	25.81	24.61	33.63	34.74
Per Share Data:
Diluted earnings per share	$1.28	$1.37	$1.17	$0.62	$1.03	$0.67	$0.56
Cash dividends paid per share	0.55	0.41	0.29	0.16	0.25	0.23	0.19
Book value per share	7.58	7.45	6.91	6.91	6.45	5.94	5.26
Tangible book value per share	6.16	5.98	5.36	5.36	4.90	4.30	3.79
Asset Quality Ratios and Other Data:
Net charge-offs	$133	$29	$274	$32	$329	$66	$536
Total non-performing loans	1,459	525	2,116	2,116	2,123	3,058	4,421
Other real estate owned, net	-	-	134	134	114	370	381
Non-performing loans to total loans	0.06%	0.02%	0.10%	0.10%	0.10%	0.16%	0.26%
Non-performing loans and real estate owned to total assets	0.04	0.02	0.08	0.08	0.08	0.13	0.19
Allowance for Loan Losses to:
Non-performing loans	1,065.32%	2,860.57%	730.53%	730.53%	723.98%	505.53%	334.43%
Total loans (8)	0.62	0.68	0.71	0.71	0.72	0.79	0.86
Regulatory Capital Ratios: (Bank only)
Tangible capital	7.88%	7.97%	7.19%	7.19%	6.91%	6.10%	5.76%
Leverage capital	7.88	7.97	7.19	7.19	6.91	6.10	5.76
Risk-based capital	12.83	15.03	13.17	13.17	12.94	12.57	11.62
Earnings to Fixed Charges Ratios (9):
Including interest on deposits	2.09x	2.15x	1.78x	1.87x	1.60x	1.36x	1.38x
Excluding interest on deposits	3.46	3.50	2.49	2.73	2.16	1.64	1.70
Full Service Branches	20	20	20	20	20	18	18
(3)	With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods. Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios.
     (4) The net interest spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
     (5) The net interest margin represents net interest income as a percentage of average interest-earning assets.
     (6) In calculating these ratios, amortization expense related to goodwill and the core deposit intangible is excluded from non-interest expense
     (7) The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income and non-interest income, excluding any gains or losses on sales of assets.
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Holding Company’s primary business is the operation of the Bank. The Company’s consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Bank additionally generates non-interest income such as service charges and other fees, as well as income associated with the Bank’s purchase of Bank Owned Life Insurance (“BOLI”). Non-interest expense primarily consists of employee compensation and benefits, federal deposit insurance premiums, data processing fees, marketing expenses and other operating expenses. The Company’s consolidated results of operations are also significantly affected by general economic and competitive conditions (particularly fluctuations in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

The Bank’s primary strategy is to increase its household and deposit market shares in the communities which it serves, either through direct marketing, acquisitions or purchases of deposits. The Bank also seeks to increase its product and service utilization for each individual depositor. In addition, the Bank’s primary strategy includes the origination of, and investment in, mortgage loans, with an emphasis on multifamily residential and commercial real estate loans, reflecting the fact that a significant portion of the housing in the Bank's primary lending area is multifamily. Recently, the Bank has increased its portfolio of loans secured by mixed-use properties typically comprised of ground level commercial units and residential apartments on the upper floors.

The Company believes that multifamily residential and commercial real estate loans provide advantages as investment assets. Initially, they offer a higher yield than investment securities of comparable maturities or terms to repricing. Origination and processing costs for the Bank’s multifamily residential and commercial real estate loans are lower per thousand dollars of originations than comparable one-to four-family loan costs. In addition, the Bank’s market area has generally provided a stable flow of new and refinanced multifamily residential and commercial real estate loan originations. In order to address the higher credit risk associated with multifamily residential and commercial real estate lending, the Bank has developed underwriting standards that it believes are reliable in order to maintain consistent credit quality for its loans.

The Bank also strives to provide a stable source of liquidity and earnings through the purchase of investment grade securities; seeks to maintain the asset quality of its loans and other investments; and uses appropriate portfolio and asset/liability management techniques in an effort to manage the effects of interest rate volatility on its profitability and capital. In 2004, the Company experienced modest growth in assets, primarily in MBS available for sale and commercial real estate loans secured by mixed-use properties. Increases in real estate loan origination levels were driven by the continuation of low interest rates during 2003 and 2004, which were partially offset by an increase in principal repayments on loans and MBS resulting from increased customer refinance activities. Deposits grew in 2004 due to the success of various sales and marketing activities during the period, primarily for CDs and money market accounts.

Prior to January 2004, the overall low interest rate environment resulted in a greater decline in the average cost of interest bearing liabilities than the average yield on interest earning assets. During the year ended December 31, 2004, the continued low interest rate environment created the opposite effect, resulting in a greater decline in the average yield on interest earning assets than in the average cost of interest bearing liabilities. Additionally, both an increase in short-term interest rates during the latter part of the year ended December 31, 2004 and the 7.0% coupon trust preferred borrowing issued by the Company in March 2004 added to interest expense on borrowed funds during the year. As a result, both the net interest spread and the net interest margin, which had increased during most of 2002 and 2003, declined during the year ended December 31, 2004 when compared to the year ended December 31, 2003. Also contributing to the decline in net income during the year ended December 31, 2004 compared to the year ended December 31, 2003 was a $5.6 million decline in multifamily residential and commercial real estate loan prepayment fees.

The tightening of monetary policy by the FOMC during the second half of 2004 resulted in a narrowing spread between short and long-term interest rates, which negatively impacted the Company's earnings during 2004. Absent any future change in interest rates, the narrowing of spreads between long and short-term interest rates is currently expected to negatively impact the Company's earnings during the years ending December 31, 2005, 2006 and 2007, since the Company will experience a greater level of re-pricing of interest-bearing liabilities compared to interest-earning assets. (See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Interest Sensitivity GAP"). Management believes that by funding a large portion of its long-term investments with core deposits, which have historically been less sensitive to interest rate fluctuations than wholesale funding, the negative impact upon the Company's future earnings that would otherwise result from the narrowing spread between short and long-term interest rates, could be partially mitigated. In addition, in the event that the spread between long and short-term interest rates were to increase during the years ending December 31, 2005 and 2006, the Company has attempted to position itself to benefit from this occurrence by: (i) not fully deploying its strong capital position during the low interest rate environments of 2003 and 2004; and (ii) maintaining a short-duration securities portfolio that is expected to provide a steady source of liquidity during 2005 and 2006.

Critical Accounting Policies

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policies with respect to the methodologies it uses to determine the allowance for loan losses, the valuation of MSR and asset impairment judgments (including the valuation of goodwill and intangible assets and other than temporary declines in the value of securities), and loan income recognition are the Company’s most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a high degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material variations in the Company's results of operations or financial condition.

The following is a description of the Company's critical accounting policies and an explanation of the methods and assumptions underlying their application. These policies and their application are reviewed periodically and at least annually with the Audit Committees of the Holding Company and the Bank.

Allowance for Loan Losses. The loan loss reserve methodology consists of several key components, including a review of the two elements of the Bank's loan portfolio, classified loans (i.e., non-performing loans, troubled-debt restructuring and impaired loans under Amended SFAS 114) and performing loans. At December 31, 2004, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio.

Performing loans are reviewed at least quarterly based upon the premise that there are losses inherent within the loan portfolio that have not been identified as of the date for which the review has been performed. As a result, the Bank calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage and applying it to its performing loans. In deriving the expected loan loss percentage, the Bank considers the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multifamily residential, commercial real estate, cooperative apartment, construction or consumer); the underwriting history of the loan (i.e., whether it was underwritten by the Bank or a predecessor institution acquired subsequently by the Bank and, therefore, originally subjected to different underwriting criteria); both the current condition and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data to derive the expected loan loss percentages); the level of, and trend in, non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by real estate properties located in the New York City metropolitan area) or specific industry conditions within the portfolio segments. Since these criteria affect the expected loan loss percentages that are applied to performing loans, changes in any one of them will effect the amount of the allowance and the provision for loan losses. The Bank applied the process of determining the allowance for loan losses consistently throughout the years ended December 31, 2004 and 2003.

Loans classified as Special Mention, Substandard or Doubtful are reviewed individually on a quarterly basis by the Loan Loss Reserve Committee to determine if specific reserves are appropriate. Under the guidance established by Amended SFAS 114, loans determined to be impaired (generally, non-performing and troubled-debt restructured multifamily residential and commercial real estate loans and non-performing one- to four-family loans in excess of $333,700) are evaluated in order to establish whether the estimated value of the underlying collateral determined based upon an independent appraisal is sufficient to satisfy the existing debt. For each loan that the Bank determines to be impaired, impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimate of its fair value. A specific reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses. The Loan Loss Reserve Committee's determination of the estimated fair value of the underlying collateral is subject to assumptions and judgments made by the committee. A specific valuation allowance could differ materially as a result of changes in these assumptions and judgments.

The recorded investment in loans deemed impaired was approximately $830,000, consisting of two loans, at December 31, 2004. There were no loans considered impaired by the Bank under Amended SFAS 114 as of December 31, 2003. The largest single impaired loan at December 31, 2004, which possessed an outstanding principal balance of $446,000, was removed from impaired status in January 2005. The average total balance of impaired loans was approximately $608,000 during the year ended December 31, 2004, $314,000 during the year ended December 31, 2003, $684,000 during the six months ended December 31, 2002, and $3.2 million during the year ended June 30, 2002. The increase in the average balance of impaired loans during the year ended December 31, 2004 resulted primarily from the addition of the two impaired loans totaling $830,000 during the period. The decrease in both the current and average balance of impaired loans during the years ended December 31, 2003 and 2002 resulted from the repayment in June 2002 of an impaired $2.9 million troubled-debt restructured loan. At December 31, 2004, reserves totaling $83,000 were allocated within the allowance for loan losses for impaired loans. At December 31, 2003, there was no reserve allocated within the allowance for loan losses for impaired loans.

If approved by the Board of Directors, the Bank will additionally increase its valuation allowance in an amount recommended by the Loan Loss Reserve Committee to appropriately reflect the anticipated loss from any other loss classification category. Typically, the Bank's policy is to charge-off immediately all balances classified ''Loss'' and all charge-offs are recorded as a reduction of the allowance for loan losses. The Bank applied this process consistently throughout the years ended December 31, 2004 and 2003.

Although management believes that the Bank maintains its allowance for loan losses at appropriate levels, adjustments may be necessary if economic, market or other conditions in the future differ from the current operating environment. Although the Bank believes it utilizes the most reliable information available, the level of the allowance for loan losses remains an estimate subject to significant judgment. These evaluations are inherently subjective because, even though they are based upon objective data, it is management's interpretation of that data that determines the amount of the appropriate allowance. Therefore, the Company periodically reviews the actual performance and charge-off of its portfolio and compares them to the previously determined allowance coverage percentages. In doing so, the Company evaluates the impact that the previously mentioned variables may have on the portfolio to determine whether or not changes should be made to the assumptions and analyses.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and the level of loans both in, and pending, foreclosure. Based on their judgments about information available to them at the time of their examination, the regulators may require the Bank to recognize adjustments to the allowance.

Valuation of MSR. The estimated origination and servicing costs of mortgage loans sold in which servicing rights are retained is allocated between the loans and the servicing rights based on their estimated fair values at the time of the loan sale. Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, net servicing income. The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that the Company believes market participants would use for similar assets. Capitalized loan servicing assets are stratified based on predominant risk characteristics of the underlying loans for the purpose of evaluating impairment. A valuation allowance is then established in the event the recorded value of an individual stratum exceeds fair value. All estimates and assumptions utilized in the valuation of the MSR are derived based upon actual historical results for either the Bank or its industry peers.

The fair value of MSR is sensitive to changes in assumptions. Fluctuations in prepayment speed assumptions have the most significant impact on the fair value of MSR. In the event that loan prepayment activities increase due to increased loan refinancing, the fair value of MSR would likely decline. In the event that loan prepayment activities decrease due to a decline in loan refinancing, the fair value of MSR would likely increase. Any measurement of MSR is limited by the existing conditions and assumptions utilized at a particular point in time, and would not necessarily be appropriate if applied at a different point in time.

Asset Impairment Adjustments. Certain of the Company’s assets are carried in its consolidated statements of financial condition at fair value or at the lower of cost or fair value. Management periodically performs analyses to test for impairment of these assets. Valuation allowances are established when necessary to recognize impairment of such assets. In addition to the impairment analyses related to loans and MSR discussed above, two other significant impairment analyses relate to the value of goodwill and other than temporary declines in the value of the Company's securities.

Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which was adopted on July 1, 2001. SFAS No. 142 eliminated amortization of goodwill and instead requires performance of an annual impairment test at the reporting unit level. As of both July 1, 2001 and December 31, 2004, the Company had goodwill totaling $55.6 million. Prior to adoption of SFAS No. 142, annual goodwill amortization expense totaled $4.6 million.

The Company identified a single reporting unit for purposes of its goodwill impairment testing. The impairment test is therefore performed on a consolidated basis and compares the Company's market capitalization (reporting unit fair value) to its outstanding equity (reporting unit carrying value). In accordance with the recommended provisions of SFAS No. 142, the Company utilizes its closing stock price as reported on the Nasdaq National Market on the date of the impairment test in order to compute market capitalization. The Company has designated the last day of its fiscal year as the annual date for impairment testing. The Company performed its annual impairment test as of December 31, 2004 and concluded that no potential impairment of goodwill existed since the fair value of the Company's reporting unit exceeded its carrying value. No events have occurred, nor circumstances changed, subsequent to December 31, 2004 that would reduce the fair value of the Company's reporting unit below its carrying value. Such events or changes in circumstances would require an immediate impairment test to be performed in accordance with SFAS No. 142. Differences in the identification of reporting units and the use of valuation techniques can result in materially different evaluations of impairment.

Debt and equity securities that have readily determinable fair values are carried at fair value unless they are held to maturity. Estimated fair values for securities are based on published or securities dealers' market values. Debt securities are classified as held to maturity and carried at amortized cost only if the Company has a positive intent and ability to hold them to maturity. If not classified as held to maturity, such securities are classified as securities available for sale or as trading securities. Unrealized holding gains or losses on securities available for sale are excluded from net income and reported net of income taxes as other comprehensive income or loss. The Company conducts a periodic review and evaluation of its securities portfolio taking into account the severity, duration and intent with regard to the securities in order to determine if the decline in market value of any security below its amortized cost basis is other than temporary. If such decline is deemed other than temporary, the carrying amount of the security is adjusted through a valuation allowance. For the periods ended December 31, 2004 and 2003, there were no other-than temporary impairments in the securities portfolio.

Loan Income Recognition. Interest income on loans is recorded using the level yield method. Loan origination fees and certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual loan terms. Accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes 90 days past due as to principal or interest. Any interest accrued to income in the year when interest accruals are discontinued is reversed. Payments on nonaccrual loans are generally applied to principal. Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the principal balance and accrued interest. Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions.

Liquidity and Capital Resources

The Bank's primary sources of funding for its lending and investment activities include deposits, repayments of loans and MBS, investment security maturities and redemptions, Advances from the FHLBNY, and borrowing in the form of REPOS entered into with various financial institutions, including the FHLBNY. The Bank also sells selected multifamily residential and commercial real estate loans to FNMA, and long-term, one- to four-family residential real estate loans to either FNMA or SONYMA.

The Bank gathers deposits in direct competition with other savings banks, commercial banks and brokerage firms, many among the largest in the nation. In addition, it must also compete for deposit monies against the stock markets and mutual funds, especially during periods of strong performance in the equity markets. The Bank's deposit flows are affected primarily by the pricing and marketing of its deposit products compared to its competitors, as well as the market performance of depositor investment alternatives such as the U.S. bond or equity markets. To the extent that the Bank is responsive to general increases or declines in interest rates, its deposit flows should not be materially impacted. A favorable performance by the equity markets, however, could adversely impact the Company’s deposit flows.

Deposits increased $168.4 million during the year ended December 31, 2004 and $114.5 million during the year ended December 31, 2003. The increase in deposits during each of these periods reflected marketing efforts that helped generate additional deposit balances in CDs and core deposit accounts. Successful CD promotional campaigns implemented during the year ended December 31, 2004 resulted in CD growth totaling $159.6 million. Money market accounts realized the greatest growth during the year ended December 31, 2003, increasing $128.6 million.

During the year ended December 31, 2004, principal re-payments received on real estate loans totaled $540.8 million and on MBS totaled $206.5 million. During the year ended December 31, 2003, principal payments received on real estate loans totaled $972.6 million and on MBS totaled $364.2 million. The decreases during 2004 resulted from a reduction in customer refinance activities associated with mortgage-backed assets. The majority of this decline resulted from the significant number of loans that were satisfied or refinanced during 2003 as a result of historically low interest rates, which substantially reduced the level of loans likely to prepay or refinance during 2004.

Maturities and calls of investment securities totaled $5.1 million during the year ended December 31, 2004 and $67.9 million during the year ended December 31, 2003, providing additional liquidity to the Company during these periods. During the period January 2002 through December 2003, the Company experienced calls on a large portion of its investment securities as a result of the low level of interest rates that prevailed during that period. The balance of callable securities during 2004 was greatly diminished due to the extensive call activity during 2003.

During the year ended December 31, 2004, the Company received proceeds of $127.1 million from the sale of MBS and $8.0 million from the sale of available for sale investment securities. During the year ended December 31, 2003, the Company received proceeds of $55.9 million from the sale of MBS. These sales were conducted for various business purposes, including, but not limited to, added liquidity and asset/liability management.

The Bank implemented a program in December 2002 to originate and sell multifamily residential mortgage loans in the secondary market to FNMA while retaining servicing. The Bank underwrites these loans using its customary underwriting standards, funds the loans, and sells them to FNMA at agreed upon pricing. Typically, the Bank seeks to sell loans to FNMA with terms to maturity or repricing in excess of seven years from the origination date, since the Bank does not desire to hold such loans in its portfolio due to the heightened interest rate risk that they present. Under the terms of the sales program, the Bank retains a portion of the associated credit risk. Once established, such amount continues to increase as long as the Bank continues to sell loans to FNMA under the program. The Bank retains this level of exposure until the portfolio of loans sold to FNMA is paid in their entirety or the Bank funds claims by FNMA for the maximum loss exposure. During the years ended December 31, 2004 and 2003, respectively, the Bank sold $164.9 million and $87.1 million of loans to FNMA.

During the year ended December 31, 2004, REPOS increased $192.9 million compared to a net decline of $82.9 million during the year ended December 31, 2003. During the year ended December 31, 2004, management elected to utilize REPOS as the primary source of funding for growth in MBS. During the year ended December 31, 2004, the Company added REPOS with an average maturity of 1.9 years and a weighted average interest cost of 2.29% in order to fund securities purchases and/or loan originations.

    During the year ended December 31, 2004, FHLBNY Advances declined $27.5 million, as management utilized REPOS and deposits as the primary sources for funding asset growth. During the year ended December 31, 2003, FHLBNY Advances decreased $21.0 million, as management elected to prepay and not replace $30.0 million of FHLBNY Advances. The average term to maturity on FHLBNY Advances that were not replaced during the year ended December 31, 2004 was 1.9 years.

In March 2004, the Company received net proceeds of $72.2 million from the issuance of debt in the form of Trust Preferred securities. These borrowings bear interest at a rate of 7.0% for 30 years and are callable at any time after 5 years. During the year ended December 31, 2004, the Company utilized a portion of the funds received from this issuance to repurchase its common stock, and invested the remaining balance in medium-term securities.

The Bank's primary uses of liquidity and capital resources are the origination of real estate loans and the purchase of mortgage-backed and other securities. During the years ended December 31, 2004 and 2003, real estate loan originations totaled $1.01 billion and $1.10 billion, respectively. A continued environment of low long-term interest rates during the period January 2003 through December 2004 contributed to the strong level of real estate loan originations during the years ended December 31, 2004 and 2003. Purchases of investment securities and MBS, which were $531.0 million during the year ended December 31, 2003, totaled $398.2 million for the year ended December 31, 2004. The heightened purchase activity during the year ended December 31, 2003 reflected both the replenishment of the MBS portfolio in response to high levels of amortization during the period and the acquisition of a greater volume of short-term securities earmarked for re-investment in real estate loans.

During the year ended December 31, 2004, the Holding Company repurchased 1,987,529 shares of its common stock into treasury. All shares were recorded at the acquisition cost, which totaled $38.2 million during the year. As of December 31, 2004, up to 1,417,556 shares remained available for purchase under authorized share purchase programs. Based upon the closing price of its common stock of $17.91 per share as of December 31, 2004, the Holding Company would utilize $25.4 million in order to purchase all of the remaining authorized shares.

The levels of the Bank's short-term liquid assets are dependent on its operating, financing and investing activities during any given period. The Bank monitors its liquidity position on a daily basis. In the event that the Bank should require funds beyond its ability to generate them internally, an additional source of funds is available through use of its borrowing line at the FHLBNY. At December 31, 2004, the Bank had an additional potential borrowing capacity of $507.0 million available should it purchase the minimum required level of FHLBNY common stock (i.e., 1/20th of any new FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by the OTS, which, as a general matter, are based on the amount and composition of an institution's assets. At December 31, 2004, the Bank was in compliance with all applicable regulatory capital requirements, and was considered "well-capitalized" for all regulatory purposes.

The Company's ratio of stockholders' equity to total assets was 8.34% and 9.55%, respectively, ay December 31, 2004 and 2003.

Contractual Obligations

The Bank has outstanding at any time, a significant number of borrowings in the form of FHLBNY Advances or REPOS. The Holding Company also has an outstanding $25.0 million non-callable subordinated note payable due to mature in 2010, and $72.2 million of trust preferred borrowings from third parties due to mature in April 2034, which is callable at any time after April 2009.

The Bank is obligated under leases for certain rental payments due on its branches and equipment. A summary of borrowings and lease obligations at December 31, 2004 is as follows:

Contractual Obligations	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at December 31, 2004
	(Dollars in Thousands)
CD's	734,844	$190,354	$34,741	$12	$959,951
Borrowings (including subordinated note payable)	$245,000	$230,000	$90,584	$243,665	$809,249
Operating lease obligations	$1,004	$2,023	$1,653	$3,269	$7,949

Off-Balance Sheet Arrangements

As part of its business of originating loans, the Bank has outstanding commitments to extend credit to third parties, which are subject to strict credit control assessments. Since many of these loan commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at December 31, 2004
	(Dollars in Thousands)
Credit Commitments:
Available lines of credit	$50,868	$-	$-	$-	$50,868
Other loan commitments	57,407	-	-	-	57,407
Total Credit Commitments	$108,275	$-	$-	$-	$108,275

Analysis of Net Interest Income

The Company's profitability, like that of most financial institutions, is dependent to a significant extent upon net interest income, which is the difference between interest income on interest-earnings assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits or borrowings. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned or paid on them. The following tables set forth certain information relating to the Company's consolidated statements of operations for the years ended December 31, 2004 and 2003, the unaudited year ended December 31, 2002, the six months ended December 31, 2002 and the unaudited six months ended December 31, 2001, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods indicated. Average balances are derived from daily balances. The yields and costs include fees that are considered adjustments to yields. All significant changes in average balances and income or expense are discussed in the comparison of operating results commencing on page 48.

	For the Year Ended December 31,
	2004			2003
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars In Thousands)
Assets:
Interest-earning assets:
Real estate loans (1)	$2,393,862	$138,720	5.79%	$2,189,747	$145,704	6.65%
Other loans	3,325	235	7.07	3,609	273	7.56
Investment securities (2)	47,384	1,745	3.68	61,352	2,361	3.85
Mortgage-backed securities	618,471	21,091	3.41	511,848	17,984	3.51
Other	129,570	1,830	1.41	148,908	2,793	1.88
Total interest-earning assets	3,192,612	$163,621	5.12%	2,915,464	$169,115	5.80%
Non-interest earning assets	159,580			148,747
Total assets	$3,352,192			$3,064,211

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW, Super Now accounts	$41,535	$410	0.99%	$33,055	$344	1.04%
Money Market accounts	806,582	11,745	1.46	682,277	10,740	1.57
Savings accounts	367,746	1,938	0.53	368,451	2,405	0.65
Certificates of deposit	939,682	23,780	2.53	872,568	24,732	2.83
Borrowed Funds	726,083	29,903	4.12	656,187	32,842	5.00
Total interest-bearing liabilities	2,881,628	$67,776	2.35%	2,612,538	$71,063	2.72%
Checking accounts	93,845			89,389
Other non-interest-bearing liabilities	100,926			89,029
Total liabilities	3,076,399			2,790,956
Stockholders' equity	275,793			273,255
Total liabilities and stockholders' equity	$3,3,52,192			$3,064,211
Net interest spread (3)			2.77%			3.08%
Net interest income/ interest margin (4)		$95,845	3.00%		$98,052	3.36%
Net interest-earning assets	$310,984			$302,926
Ratio of interest-earning assets to interest-bearing liabilities			110.79%			111.60%

(1) In computing the average balance of loans, non-performing loans have been included. Interest income includes loan servicing fees as defined under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17 ("SFAS 91").

(2) Includes interest-bearing deposits in other banks.

(3) Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4) The interest margin represents net interest income as a percentage of average interest-earning assets.

	For the Year Ended December 31,
	2003			2002 (Unaudited)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars In Thousands)
Assets:
Interest-earning assets:
Real estate loans (1)	$2,189,747	$145,704	6.65%	$2,124,952	$156,422	7.36%
Other loans	3,609	273	7.56	3,345	273	8.16
Investment securities (2)	61,352	2,361	3.85	118,316	4,909	4.15
Mortgage-backed securities	511,848	17,984	3.51	332,932	16,795	5.04
Other	148,908	2,793	1.88	128,820	3,515	2.73
Total interest-earning assets	2,915,464	$169,115	5.80%	2,708,365	$181,914	6.72%
Non-interest earning assets	148,747			139,042
Total assets	$3,064,211			$2,847,407

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW, Super Now accounts	$33,055	$344	1.04%	$29,767	$356	1.20%
Money Market accounts	682,277	10,740	1.57	535,820	11,841	2.21
Savings accounts	368,451	2,405	0.65	364,390	4,260	1.17
Certificates of deposit	872,568	24,732	2.83	759,976	27,678	3.64
Borrowed Funds	656,187	32,842	5.00	735,972	47,655	6.48
Total interest-bearing liabilities	2,612,538	$71,063	2.72%	2,425,925	$91,790	3.78%
Checking accounts	89,389			79,392
Other non-interest-bearing liabilities	89,029			89,293
Total liabilities	2,790,956			2,594,610
Stockholders' equity	273,255			252,797
Total liabilities and stockholders' equity	$3,064,211			$2,847,407

Net interest spread (3)			3.08%			2.93%
Net interest income/ interest margin (4)		$98,052	3.36%		$90,124	3.33%
Net interest-earning assets	$302,926			$282,440
Ratio of interest-earning assets to interest-bearing liabilities			111.60%			111.64%

(1) In computing the average balance of loans, non-performing loans have been included. Interest income includes loan servicing fees as defined under SFAS No. 91.

(2) Includes interest-bearing deposits in other banks.

(3) Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4) The interest margin represents net interest income as a percentage of average interest-earning assets.

	For the Six Months Ended December 31,
	2002			2001 (Unaudited)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars In Thousands)
Assets:
Interest-earning assets:
Real Estate Loans (1)	$2,166,062	$78,275	7.23%	$1,995,364	$75,823	7.60%
Other loans	3,380	141	8.34	3,330	179	10.75
Investment securities (2)	124,456	2,455	3.95	103,405	2,773	5.36
Mortgage-backed securities	344,656	7,895	4.58	407,056	12,149	5.97
Other	126,160	1,703	2.70	108,612	2,212	4.07
Total interest-earning assets	2,764,714	$90,469	6.54%	2,617,767	$93,136	7.12%
Non-interest earning assets	138,461			130,866
Total assets	$2,903,175			$2,748,633

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW, Super Now accounts	$31,085	$189	1.21%	$26,606	$157	1.17%
Money Market accounts	584,743	6,016	2.04	369,822	6,637	3.56
Savings accounts	366,260	1,843	1.00	349,993	3,236	1.83
Certificates of deposit	794,116	13,583	3.39	698,136	16,474	4.68
Borrowed Funds	694,973	21,647	6.18	922,705	27,228	5.85
Total interest-bearing liabilities	2,471,177	$43,278	3.47%	2,367,262	$53,732	4.50%
Checking accounts	82,783			69,333
Other non-interest-bearing liabilities	90,979			78,014
Total liabilities	2,644,939			2,514,609
Stockholders' equity	258,236			234,024
Total liabilities and stockholders' equity	$2,903,175			$2,748,633
Net interest spread (3)			3.07%			2.61%
Net interest income/ interest margin (4)		$47,191	3.41%		$39,404	3.01%

Net interest-earning assets	$293,537			$250,505
Ratio of interest-earning assets to interest-bearing liabilities			111.88%			110.58%

(1) In computing the average balance of loans, non-performing loans have been included. Interest income includes loan servicing fees as defined under SFAS No. 91.

(2) Includes interest-bearing deposits in other banks.

(3) Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4) The interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis. The following table represents the extent to which variations in interest rates and the volume of interest-earning assets and interest-bearing liabilities have affected interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) variances attributable to fluctuations in volume (change in volume multiplied by prior rate), (ii) variances attributable to rate (changes in rate multiplied by prior volume), and (iii) the net change. Variances attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to the volume and the changes due to rate.

	Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 Increase/ (Decrease) Due to			Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 Increase/ (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars In Thousands)
Interest-earning assets:
Real Estate Loans	$12,715	$(19,699)	$(6,984)	$4,570	$(15,288)	$(10,718)
Other loans	(20)	(18)	(38)	21	(21)	-
Investment securities	(525)	(91)	(616)	(2,278)	(270)	(2,548)
Mortgage-backed securities	3,683	(576)	3,107	7,655	(6,466)	1,189
Other	(313)	(650)	(963)	461	(1,183)	(722)
Total	$15,540	$(21,034)	$(5,494)	$10,429	$(23,228)	$(12,799)
Interest-bearing liabilities:
NOW and Super Now accounts	$86	$(20)	$66	$38	$(50)	$(12)
Money market accounts	1,857	(852)	1,005	2,783	(3,884)	(1,101)
Savings accounts	(15)	(452)	(467)	44	(1,899)	(1,855)
Certificates of deposit	1,784	(2,736)	(952)	3,656	(6,602)	(2,946)
Borrowed funds	3,167	(6,106)	(2,939)	(4,544)	(10,269)	(14,813)
Total	6,879	(10,166)	(3,287)	1,977	(22,704)	(20,727)
Net change in net interest income	$8,661	$(10,868)	$(2,207)	$8,452	$(524)	$7,928

	Six Months Ended
	December 31, 2002
	Compared to
	Six Months Ended
	December 31, 2001
	Increase/ (Decrease)
	Due to
	Volume	Rate	Total

Interest-earning assets:
Real Estate Loans	$6,315	$(3,863)	$2,452
Other loans	3	(41)	(38)
Investment securities	487	(805)	(318)
Mortgage-backed securities	(1,644)	(2,610)	(4,254)
Other	296	(805)	(509)
Total	$5,457	$(8,124)	$(2,667)
Interest-bearing liabilities:
NOW and Super Now accounts	$26	$6	$32
Money market accounts	3,035	(3,656)	(621)
Savings accounts	111	(1,504)	(1,393)
Certificates of deposit	1,957	(4,848)	(2,891)
Borrowed funds	(6,918)	1,337	(5,581)
Total	(1,789)	(8,665)	(10,454)
Net change in net interest income	$7,246	$541	$7,787

Comparison of Financial Condition at December 31, 2004 and December 31, 2003

Assets. Assets totaled $3.38 billion at December 31, 2004, an increase of $405.6 million from total assets of $2.97 billion at December 31, 2003. The growth in assets occurred primarily in MBS available for sale and real estate loans, which increased $57.5 million and $306.9 million, respectively. During the year ended December 31, 2004, the Bank purchased $398.2 million of MBS available for sale. These purchases were intended to provide additional yield over other short-term investments, while offering liquidity to the Bank in future quarters when it may desire to deploy funds into higher yielding investments. Partially offsetting these purchases were principal payments received of $206.2 million and net sales proceeds of $127.1 million on MBS available for sale during the year ended December 31, 2004. During the year ended December 31, 2004, the Bank experienced a reduction in the historically high levels of principal repayments on MBS available for sale that occurred during 2003. This decline reflected a reduction in mortgage refinancing activity during the period as a result of the historically high levels of prepayments during 2003 that significantly reduced the total population of mortgage-backed assets likely to refinance in future years.

Real estate loans (including loans held for sale) increased $306.9 million during the year ended December 31, 2004. During the year ended December 31, 2004, real estate loan originations totaled $1.01 billion, of which $962.5 million were multifamily residential and commercial real estate loans. Real estate loan origination levels were driven by the continuation of the low interest rate environment during the period January through December 2004. Offsetting the growth in real estate loans from originations were principal repayments totaling $540.8 million during the year ended December 31, 2004. Principal repayments, which include both regular amortization and prepayments, totaled $972.6 million during the year ended December 31, 2003. The decline reflected a reduction in overall loan refinancing activity during the period as the record level of loan refinancing during 2003 significantly reduced the total population of loans likely to refinance in future years.

Investment securities available for sale increased $17.7 million during the year ended December 31, 2004, due primarily to purchases of $30.1 million during the period that were partially offset by maturities and sales totaling $13.0 million.

Liabilities. Total liabilities increased $407.8 million during the year ended December 31, 2004. Deposits grew $168.4 million due to the success of various sales and marketing activities during the period, with virtually all of this growth experienced in CDs. In addition, escrow and other deposits increased $8.3 million during the period due to increased funding for real estate taxes.

During the year ended December 31, 2004, REPOS increased $192.9 million and FHLBNY Advances decreased $27.5 million. (See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

In March 2004, the Company completed an offering of trust preferred securities in an aggregate amount of $72.2 million. The trust preferred securities, which bear a fixed interest rate of 7.0%, mature on April 14, 2034, and are callable without penalty at any time on or after April 15, 2009. These borrowings were undertaken in order to obtain funding for general business activities including, but not limited to, repurchases of common stock and payment of cash dividends.

Stockholders' Equity. Stockholders' equity decreased $2.2 million during the year ended December 31, 2004, due to the repurchase of $38.2 million of treasury stock, a net decrease in accumulated other comprehensive income or loss of $2.4 million, and the payment of cash dividends of $19.8 million during the period. These reductions in stockholders' equity were partially offset by net income of $46.2 million, an increase to stockholders' equity of $9.4 million related to the issuance of common stock for the exercise of stock options and tax benefits associated with both the 1996 and 2001 Stock Option Plans for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc. ("Stock Option Plans") and the RRP, and an increase to equity of $2.6 million related to amortization of the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates ("ESOP") and RRP stock benefit plans. Both the ESOP and RRP have investments in the Holding Company's common stock that are recorded as reductions in stockholders' equity ("Contra Equity Balances"). As compensation expense is recognized on the ESOP and RRP, the Contra Equity Balances are reduced, resulting in an increase to their respective equity balances. This increase to equity offsets the decline in the Company's retained earnings related to the periodic ESOP and RRP expenses that are recorded. The stockholders' equity component of other comprehensive income decreased $2.4 million during the year ended December 31, 2004 as a result of a decline in the net unrealized gain on investment and mortgage-backed securities available for sale that was attributable to increases in short-term interest rates during 2004.

Comparison of Financial Condition at December 31, 2003 and December 31, 2002

Assets. Assets totaled $2.97 billion at December 31, 2003, an increase of $25.3 million from total assets of $2.95 billion at December 31, 2002. The growth in assets was experienced primarily in MBS available for sale and real estate loans, which increased $101.3 million and $25.8 million, respectively. During the year ended December 31, 2003, the Bank purchased $531.0 million of MBS available for sale. These purchases were intended to provide both additional yield over other short-term investments as well as liquidity to the Bank in future quarters when it may desire to deploy funds into higher yielding investments. Partially offsetting these purchases were MBS principal repayments of $364.2 million and sales of $57.6 million during the year ended December 31, 2003. During the year ended December 31, 2003, the Bank experienced above average levels of principal repayments on MBS available for sale. These repayments were driven by above average mortgage refinancing activity during the period, which resulted from the continued low level of interest rates during the period January through December 2003.

In addition to growth in MBS available for sale, real estate loans increased $25.8 million during the year ended December 31, 2003. The majority of this growth was achieved in mixed use properties that are classified as commercial real estate loans. During the period, total real estate loan originations totaled $1.10 billion, of which $1.05 billion were multifamily residential and commercial real estate loans. The majority of the Bank's multifamily originations were retained in its portfolio. Real estate loan origination levels were driven by the continuation of the low interest rate environment during the period January through December 2003. Offsetting the growth in real estate loan originations were increases in principal prepayment levels during the year ended December 31, 2003 attributable to the low level of long-term interest rates during 2003. Principal repayments, which include both regular amortization and prepayments, totaled $972.6 million during the year ended December 31, 2003 as compared to $520.0 million during the year ended December 31, 2002.

Investment securities available for sale declined $67.5 million during the year ended December 31, 2003, due to maturities and calls of these securities during the period resulting from the continued low interest rate environment. Purchases of investment securities available for sale were immaterial during the year ended December 31, 2003.

Liabilities. Total liabilities increased $7.1 million during the year ended December 31, 2003. Deposits grew $114.5 million due to the success of various sales and marketing activities during the period, primarily for money market accounts. During the year ended December 31, 2003, successful promotional campaigns resulted in growth in money markets of $128.6 million, which was partially offset by a decline of $29.8 million in CDs, as higher-rate promotional CDs that were maturing were not renewed during the year.

During the year ended December 31, 2003, REPOS declined $82.9 million, while FHLBNY Advances declined $21.0 million. (See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

Stockholders' Equity. Stockholders' equity increased $18.2 million during the year ended December 31, 2003, due to the addition of net income of $51.3 million, the increase to equity of $11.7 million related to the issuance of stock for the exercise of stock options and tax benefits associated with the Stock Option Plans and the RRP, and the increase to equity of $2.6 million related to the amortization of the ESOP and RRP. Both the ESOP and RRP have Contra Equity Balances. As compensation expense is recognized on the ESOP and RRP, the Contra Equity Balances are reduced, resulting in an increase to their respective equity balances. This increase to equity offsets the decline in the Company's retained earnings related to the periodic ESOP and RRP expenses that are recorded.

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

Comparison of the Operating Results for the Years Ended December 31, 2004 and 2003

General. Net income was $46.2 million during the year ended December 31, 2004, a decrease of $5.1 million from net income of $51.3 million during the year ended December 31, 2003. During this comparative period, net interest income decreased $2.2 million, non-interest income decreased $4.6 million and non-interest expense increased $1.6 million, resulting in a decline in pre-tax income of $8.4 million. Income tax expense decreased $3.4 million as a result of the reduced pre-tax income.

Net Interest Income. Net interest income for the year ended December 31, 2004 decreased $2.2 million to $95.8 million from $98.1 million during the year ended December 31, 2003. This decrease was attributable to a decline of $5.5 million in interest income that was partially offset by a decline of $3.3 million in interest expense during the year ended December 31, 2004 compared to the year ended December 31, 2003. The net interest spread decreased 31 basis points from 3.08% for the year ended December 31, 2003 to 2.77% for the year ended December 31, 2004, and the net interest margin decreased 36 basis points from 3.36% to 3.00% during the same period.

The decrease in both the net interest spread and net interest margin reflected a 68 basis point decline in the average yield on interest earning assets as a result of the continued repricing of assets during the historically low interest rate environment that has persisted over the past three years. In addition, prior to January 2004, the overall low interest rate environment resulted in a greater decline in the average cost of interest bearing liabilities than the decline in average yield on interest earning assets. During the year ended December 31, 2004, the continued low interest rate environment created the opposite effect, resulting in a greater decline in the average yield on interest earning assets than in the average cost of interest bearing liabilities. (See section entitled "Interest Income" below for a further discussion of these declines). As a result, both the net interest spread and the net interest margin, which had increased during most of 2003 and 2002, declined during the year ended December 31, 2004.

During the year ended December 31, 2004 compared to the year ended December 31, 2003, the average yield on real estate loans and MBS, which collectively comprised the great majority of the Company's interest earning assets, declined by 86 basis points and 10 basis points, respectively (See the discussion entitled "Interest Income" below for a further examination of these declines).

Partially offsetting the decline in the average yield on interest earning assets was a reduction of 37 basis points in the average cost of interest bearing liabilities. This resulted primarily from declines in the average cost of borrowings of 88 basis points and a decline in the average cost of CDs of 30 basis points, coupled with the movement of the overall composition of funding from higher-cost borrowings into deposits with a lower average cost (See the discussion entitled "Interest Expense" below for a further examination of these declines).

Interest Income. Interest income was $163.6 million during the year ended December 31, 2004, a decrease of $5.5 million from $169.1 million during the year ended December 31, 2003. Interest income on real estate loans, investment securities and other short term investments declined by $7.0 million, $616,000 and $963,000, respectively, during the year ended December 31, 2004 compared to the year ended December 31, 2003. Partially offsetting these declines was an increase of $3.1 million in interest income on MBS during the year ended December 31, 2004 compared to the year ended December 31, 2003.

The decline in interest income resulted from the historically low interest rate environment that existed during the period January 1, 2002 through December 31, 2004. That environment stimulated the refinancing and prepayment of higher rate loans in the Bank's portfolio, while also resulting in reduced rates on existing portfolio loans that repriced during the period January 1, 2003 to December 31, 2004 (although the levels of refinancing and prepayment did experience a slight decline during the year ended December 31, 2004 as a result of an increase in interest rates). The combination of these two factors resulted in a decline of 86 basis points in the average yield on real estate loans (the Bank's largest interest-earning asset) during the year ended December 31, 2004 compared to the year ended December 31, 2003. In addition, the average yield on MBS declined 10 basis points during the same period as a result of the high level of prepayments on portfolio securities during 2003 and 2002 as well as the purchase of new securities during the period January 1, 2002 through December 31, 2004 while rates were historically low. Finally, as a result of the low interest rate environment, the average yields on investment securities and other short-term investments also declined by 17 basis points and 47 basis points, respectively, during the year ended December 31, 2004 compared to the year ended December 31, 2003.

The Bank's general policy has been to emphasize growth in real estate loans as its primary interest-earning asset, and de-emphasize its investment and MBS portfolios, while loan origination demand is strong. However, as part of a specific investment strategy to achieve a desirable balance of yield and liquidity on short-term investments, the Bank purchased $398.2 million of MBS during the year ended December 31, 2004. This purchase level exceeded the level of MBS principal repayments of $206.5 million during the same period, and contributed to an overall increase of $106.6 million in the average balance of MBS during the year ended December 31, 2004 compared to the year ended December 31, 2003. As a result, the dollar amount of interest income on MBS increased by $3.1 million during the year ended December 31, 2004 compared to the year ended December 31, 2003, despite the decline in average yield of 10 basis points during the same period.

Interest Expense. Interest expense declined $3.3 million, to $67.8 million during the year ended December 31, 2004, from $71.1 million during the year ended December 31, 2003. The decrease resulted primarily from a reduction of $2.9 million in interest expense on borrowed funds, due to a decline of 88 basis points in the average cost of borrowed funds during the year ended December 31, 2004 compared to the year ended December 31, 2003.

During the twelve months ended December 31, 2003, the Company reduced its total borrowings by $103.9 million by either not replacing borrowings that matured or prepaying outstanding debt. During the year ended December 31, 2003, the Company incurred $4.1 million of expense on prepaid borrowings, which increased the average cost of borrowed funds by 63 basis points during the period. During the year ended December 31, 2004, the Company added $192.9 million of REPOS, and a $72.2 million trust preferred borrowing. The REPOS were added during the period of historically low interest rates; and, therefore, possessed a lower average cost than the existing average cost within the Company's total portfolio of borrowings, which was not materially impacted by the increases in short-term interest rates that occurred during the period June through December 2004. The trust preferred borrowing added 26 basis points to the average cost of borrowings during the year ended December 31, 2004. The combination of activity in these two periods resulted in an overall increase of $69.9 million in the average balance of borrowings during the year ended December 31, 2004 compared to the year ended December 31, 2003, but a decline of 88 basis points in their average cost.

During the year ended December 31, 2004 compared to the year ended December 31, 2003, the average cost of CDs, the next largest component of interest expense during the 2004 period, declined by 30 basis points, while their average balance increased by $67.1 million. The combination of these two events resulted in a reduction in interest expense of $952,000 during the year ended December 31, 2004 compared to the year ended December 31, 2003. The decline in interest rates offered on CDs reflected the continued low level of interest rates paid during the period January 1, 2002 through December 31, 2004, which was not materially impacted by the recent increase in short-term interest rates that occurred during the period June through December 2004. The increase in the average balance of CDs during the year ended December 31, 2004 compared to the year ended December 31, 2003 resulted from new promotional CDs added during the year ended December 31, 2004.

The average cost of savings accounts declined by 12 basis points during the comparative period, resulting in a $467,000 reduction in interest expense. The decline in average cost reflected reductions in interest rates paid by the Bank as a result of the overall interest rate environment in effect during 2004, which was not materially impacted by the recent increase in short-term interest rates that occurred during the period June through December 2004.

Interest expense on money market accounts increased $1.0 million during the year ended December 31, 2004 compared to the year ended December 31, 2003, due to an increase in average balance of $124.3 million during the period. The increase in average balance reflected successful deposit gathering promotions during the period July 1, 2003 to September 30, 2004. Partially offsetting the increase was a decline in the average cost of money market accounts of 11 basis points, reflecting reductions in interest rates paid by the Bank as a result of the overall low interest rate environment in effect during 2004, which was not materially impacted by the recent increase in short-term interest rates.

Provision for Loan Losses. The provision for loan losses was approximately $280,000 during both the years ended December 31, 2004 and 2003.  (See "Item 1. Business - Allowance for Loan Losses").

Non-Interest Income. Non-interest income decreased $4.6 million, to $20.5 million, during the year ended December 31, 2004, from $25.1 million during the year ended December 31, 2003. The decline resulted primarily from decreased prepayment fee income of $5.6 million, due to a decrease in refinancing driven by the significant levels of refinancing that occurred during 2003, as well as increases in interest rates during the second half of 2004. The decline in prepayment fee income was partially offset by an increase of $1.0 million in the net gain recorded on the sale of loans, investment securities and MBS.

During the year ended December 31, 2004, the net gain on the sale of loans was $336,000. During the year ended December 31, 2003, the Company recorded a net gain of $1.6 million on the sale of loans (primarily multifamily residential) to FNMA. Increases in interest rates during 2004 reduced the level of gain recorded on loans sold from the Bank's portfolio to FNMA. The gain on portfolio loan sales to FNMA was significantly higher during 2003, when rates were at historic lows. During the year ended December 31, 2004, the Company recorded a net gain of $377,000 on the sale of investment and mortgage-backed securities. During the year ended December 31, 2003, the Company recorded a net loss of $1.9 million on the sale of investment and mortgage-backed securities. The sale of securities and associated loss during the year ended December 31, 2003 were incurred in connection with a balance sheet restructuring performed in October 2003.

Non-Interest Expense. Non-interest expense was $42.4 million during the year ended December 31, 2004, an increase of $1.6 million over the year ended December 31, 2003.

Salaries and benefits decreased $491,000, primarily as a result of a reduction of $1.6 million in benefits accrued under the BMP, which was partially offset by increased salaries resulting from both general salary increases and added staff.

The benefit costs associated with the ESOP and RRP increased $1.0 million during the year ended December 31, 2004 compared to the year ended December 31, 2003, due primarily to the recording of expense related to dividends paid on unallocated ESOP shares that commenced in 2004.

    Data processing costs increased $765,000 during the comparative period, and were primarily due to non-recurring charges approximating $640,000 associated with a data system conversion completed by the Company in November 2004, that affected loan servicing, retail deposit branch operations and accounting transaction processing.

Occupancy and equipment expenses increased $159,000 due to increased maintenance and utility costs and increased depreciation expense associated with recently acquired furniture and fixtures.

Income Tax Expense. Income tax expense decreased $3.4 million during the year ended December 31, 2004 compared to the year ended December 31, 2003, due primarily to a decline of $8.4 million in pre-tax net income. The effective tax rate approximated 37.5% during both the years ended December 31, 2004 and 2003.

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

During the twelve months ended December 31, 2003, the Company prepaid $82.0 million of borrowed funds, primarily higher cost REPOS, resulting in prepayment fees of $4.1 million being added to interest expense during the year ended December 31, 2003. During the twelve months ended December 31, 2002, the Company prepaid $297.0 million of borrowed funds, primarily REPOS, resulting in prepayment fees of $8.4 million being added to interest expense during the year ended December 31, 2002. These prepayments of borrowings resulted in the significant reduction in both average balance and average cost of borrowings during the year ended December 31, 2003 compared to the year ended December 31, 2002.

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

During the year ended December 31, 2003, a net loss on the sale of MBS and other short-term investments totaled $1.9 million. During the year ended December 31, 2002, net gains on sales of equity investment securities totaled $2.0 million. During the years ended December 31, 2003 and 2002, the Bank recorded net gains of $1.6 million and $2.0 million, respectively, on the sale of loans, primarily from the sale of multifamily residential loans to FNMA.

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

Under the terms of an agreement entered into in December 2002, the Bank sold approximately $73.4 million of recently-originated multifamily residential loans to FNMA during December 2002, recording a pre-tax gain of $2.0 million on these loan sales. Otherwise, gains and losses on the sale of assets were immaterial during the six months ended December 31, 2002 and 2001.

Non-Interest Expense. Non-interest expense was $20.4 million during the six months ended December 31, 2002, an increase of $3.3 million over the six months ended December 31, 2001.

Salary and employee benefits increased $2.5 million during the six months ended December 31, 2002 compared to the six months ended December 31, 2001, as a result of increased salaries and staffing during the six months ended December 31, 2002, reflecting growth in personnel added to satisfy needs created by the increased size of the Bank, as well as growth in loans and deposit balances, and added deposit products during the six months ended December 31, 2002 compared to the six months ended December 31, 2001. The benefit cost associated with the BMP increased $1.1 million during the six months ended December 31, 2002 compared to the six months ended December 31, 2001 due to the accelerated expense accruals of 12-month expenses over a 6-month period. The accelerated expense accruals resulted from a change in expense accrual methodology resulting from the change in the fiscal year-end of both the Holding Company and Bank from June 30th to December 31st. The benefit costs associated with the ESOP, which are calculated based upon the average market value of the Holding Company's common stock, additionally increased $300,000 due to an increase in the average market value of the Holding Company's common stock during the six months ended December 31, 2002 compared to the six months ended December 31, 2001.
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

Goodwill amortization expense declined $4.6 million during the year ended June 30, 2002 compared to the year ended June 30, 2001. Effective July 1, 2001, goodwill amortization was eliminated in accordance with the adoption of SFAS 142 (See Note 1 to the Consolidated Financial Statements and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies").

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

Recently Issued Accounting Standards

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance for determining when an investment is other-than-temporarily impaired, including whether an investor has the ability and intent to hold an investment until recovery. In addition, EITF 03-1 contains disclosure requirements regarding impairments that have not been recognized as other than temporary. Except as discussed in the following paragraph, the guidance for evaluating whether an investment is other-than-temporarily impaired was to be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosures were effective in annual financial statements for fiscal years ending after December 15, 2003 for investments accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. Comparative information for periods prior to initial application is not required.

In October 2004, the FASB issued proposed staff position ("FSP") EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.'" The proposed staff position provided implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. In addition, in November 2004, the FASB indefinitely delayed the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of EITF 03-1. Additionally, the FASB issued a proposed staff position EITF Issue No. 03-1-1, which indefinitely delayed the effective date of measurement and recognition guidance contained in paragraphs 10 through 20 of EITF 03-1. Management will evaluate the impact of adopting the application of the guidance for evaluating an other-than-temporary impairment upon issuance of the guidance. However, management is applying current guidance in evaluating losses for other than temporary impairment.

In November 2004, the EITF issued EITF No. 04-5, "Investors' Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights" ("EITF 04-5"). EITF 04-5 provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-5, should consolidate a limited partner. In response to EITF 04-5, the FASB issued Statement of Position 78-9-a ("SOP 78-9-a"), which will amend Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures" ("SOP 78-9"), in order to provide consistency between participation rights and consolidation of partnership interests defined in SOP 78-9 and EITF 04-5. Management does not expect that the adoption of either EITF 04-5 or SOP 78-9-a will have a material impact upon the Company's consolidated statement of financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," ("SFAS 152"). SFAS 152 amends SFAS 66 to reference the financial accounting and reporting guidance for real estate time-sharing transactions provided in American Institute of Certified Public Accountants ('AICPA') Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions" ("SOP 04-2"). SFAS 152 also amends SFAS 67 to state that the guidance for both incidental operations and the costs incurred to sell the real estate projects does not apply to real estate time-sharing transactions. Under SFAS 152, guidance for operations and costs associated with time-sharing transactions will be provided by SOP 04-2. The provisions of SFAS 152 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 152 is not expected to have a material impact on the Company’s consolidated statement of financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets- an amendment of APB Opinion No. 29," ("SFAS 153"). SFAS 153 amends APB Opinion No. 29 by eliminating the specific exception for nonmonetary exchanges of similar productive assets, and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s consolidated statement of financial condition or results of operations .

In December , 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, ("SFAS 123R"), that addresses the accounting for share-based payment transactions (e.g., stock options and awards of restricted stock) in which an employer receives employee services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. The proposed statement, if adopted as proposed, would eliminate APB 25 and would generally require that such transactions be accounted for using a fair-value-based method and the recording of compensation expense rather than optional pro forma disclosure. Adoption of SFAS 123R is required for quarterly periods beginning after June 15, 2005. Management of the Company is still evaluating the impact of adoption of SFAS 123R upon its consolidated financial position and results of operations.

In May 2004, the FASB issued FASB Statement Position No. 106-2 ("FSP 106-2") to provide guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"), to employers that sponsor postretirement health care plans which provide prescription drug benefits. FSP 106-2 supersedes FSP SFAS 106-1, Accounting and Disclosure Requirements Related to Medicare Prescription Drug, Improvement and Modernization Act. FSP SFAS 106-2 applies only to sponsors of single-employer defined benefit postretirement health care plans for which (1) the employer has concluded that prescription drug benefits available under the plan to some or all participants, for some or all future years, are "actuarially equivalent" to Medicare Part D and thus qualify for the subsidy provided by the Act, and (2) the expected subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. FSP 106-2 provides guidance on measuring the accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit cost, and the effects of the Act on the APBO. Since the Company is currently assessing whether the benefits provided by its postretirement benefit medical plan are actuarially equivalent to Medicare Part D under the Act, the measure of the APBO or net periodic postretirement benefit cost disclosed in the consolidated financial statements did not reflect any amount associated with the subsidy.

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

Neither the Holding Company nor the Bank are subject to foreign currency exchange or commodity price risk. In addition, the Company owned no trading assets, nor did it engage in any hedging transactions utilizing derivative instruments (such as interest rate swaps and caps) or embedded derivative instruments during the years ended December 31, 2004 or 2003 that require bifurcation. In the future, the Company may, with appropriate Board approval, engage in hedging transactions utilizing derivative instruments.

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

Assets. The Bank's largest single asset type is the adjustable-rate multifamily residential loan. Multifamily residential loans typically carry shorter average terms to maturity than one- to four-family residential loans, thus significantly reducing the overall level of interest rate risk. Approximately 85% of multifamily residential loans originated during the twelve months ended December 31, 2004 were adjustable rate, with repricing typically occurring after five or seven years, compared to approximately 80% during the twelve months ended December 31, 2003. In addition, the Bank has sought to include in its portfolio various types of adjustable-rate one- to four-family loans and adjustable and floating-rate investment securities, which generally have repricing terms of three years or less. At December 31, 2004, adjustable-rate real estate and consumer loans totaled $2.00 billion, or 59.4% of total assets, and adjustable-rate investment securities (CMOs, REMICs, MBS issued by GSEs and other securities) totaled $23.1 million, or 0.7% of total assets. At December 31, 2003, adjustable-rate real estate and consumer loans totaled $1.67 billion, or 56.1% of total assets, and adjustable-rate investment securities (CMOs, REMICs, MBS issued by GSEs and other securities) totaled $44.4 million, or 0.7% of total assets.

Deposit Liabilities. As a traditional community-based savings bank, the Bank is largely dependent upon its base of competitively priced core deposits to provide stability on the liability side of the balance sheet. The Bank has retained many loyal customers over the years through a combination of quality service, convenience, and a stable and experienced staff. Core deposits, at December 31, 2004, were $1.25 billion, or 56.5% of total deposits. The balance of CDs as of December 31, 2004 was $960.0 million, or 43.5% of total deposits, of which $734.8 million, or 76.6%, were to mature within one year. The weighted average maturity of the Bank's CDs at December 31, 2004 was 9.0 months compared to 11.7 months at December 31, 2003. While the Bank generally prices its CDs in an effort to encourage the extension of the average maturities of deposit liabilities beyond one year, the decline in the average maturity of CDS during the year ended December 31, 2004 reflected customers recognition that short-term interest rates were at historically low levels and were increasing during the period.

Wholesale Funds. The Bank is a member of the FHLBNY, which provided the Bank with a borrowing line of up to $993.5 million at December 31, 2004.  The Bank borrows from the FHLBNY for various purposes. At December 31, 2004, the Bank had outstanding Advances of $506.5 million with the FHLBNY.

The Bank has authority to accept brokered deposits as a source of funds. The Bank had no outstanding brokered deposits at either December 31, 2004 or December 31, 2003.

Interest Sensitivity GAP

The Bank regularly monitors its interest rate sensitivity through the calculation of an interest sensitivity GAP. The interest sensitivity GAP is the difference between the amount of interest-earning assets and interest-bearing liabilities anticipated to mature or reprice within a specific period. The interest sensitivity GAP is considered positive when the amount of interest-earning assets anticipated to mature or reprice within a specified time frame exceeds the amount of interest-bearing liabilities anticipated to mature or reprice within the same period. Conversely, the interest sensitivity GAP is considered negative when the amount of interest-bearing liabilities anticipated to mature or reprice within a specific time frame exceeds the amount of interest-earning assets anticipated to mature or reprice within the same period. In a rising interest rate environment, an institution with a positive interest sensitivity GAP would generally be expected, absent the effects of other factors, to experience a greater increase in the yields of its assets relative to the costs of its liabilities and thus an increase in its net interest income, whereas an institution with a negative interest sensitivity GAP would generally be expected to experience a decline in net interest income. Conversely, in a declining interest rate environment, an institution with a positive interest sensitivity GAP would generally be expected, absent the effects of other factors, to experience a greater decline in the yields of its assets relative to the costs of its liabilities and thus a decrease in its net interest income, whereas an institution with a negative interest sensitivity GAP would generally be expected to experience an increase in interest income.

The table presented on the next page sets forth the amounts of the Company's consolidated interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004 which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown repricing or maturing during a particular period reflect the earlier of term to repricing or maturity of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2004 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For purposes of presentation in the table, the Bank utilized its historical deposit attrition experience ("Deposit Decay Rate") for savings accounts, which it believes to be the most accurate measure. For NOW, Super NOW and money market accounts, it utilized the Deposit Decay Rates published by the OTS. All amounts calculated in the table for both loans and MBS reflect principal balances expected to reprice as a result of anticipated principal repayments (inclusive of early repayments) or as a result of contractual interest rate adjustments.

There are certain limitations inherent in the method of analysis presented in the table on the next page. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may not react correspondingly to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate with changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features, like annual and lifetime rate caps, which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed in the table. Finally, the ability of certain borrowers to make scheduled payments on their adjustable-rate loans may decrease in the event of an interest rate increase.

At December 31, 2004	3 Months or Less	More than 3 Months to 6 Months	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Non-interest bearing	Total
	(Dollars in Thousands)
Interest-Earning Assets (1):
Mortgages and other loans	$87,601	$87,600	$175,202	$693,891	$693,891	$763,620	-	$2,501,805
Investment securities	23,210	-	10,993	4,057	10,210	6,955	-	55,425
Mortgage-backed securities (2)	34,652	34,652	69,304	164,285	93,050	123,942	-	519,885
Other short-term investments	103,291	-	-	-	-	-	-	103,291
FHLBNY capital stock	25,325	-	-	-	-	-	-	25,325
Total interest- earning assets	274,079	122,252	255,499	862,233	797,151	894,517	-	3,205,731
Less:
Allowance for loan losses	-	-	-	-	-	-	$(15,543)	(15,543)
Net interest-earning assets	274,079	122,252	255,499	862,233	797,151	894,517	(15,543)	3,190,188
Non-interest-earning assets	-	-	-	-	-	-	187,078	187,078
Total assets	$274,079	$122,252	$255,499	$862,233	$797,151	$894,517	$171,535	$3,377,266
Interest-Bearing Liabilities
Savings accounts	$12,573	$12,146	$23,068	$76,808	$58,072	$179,989	-	$362,656
NOW and Super NOW accounts	4,179	3,792	6,565	14,916	4,616	11,110	-	45,178
Money market accounts	147,935	118,718	171,727	147,724	77,479	85,457	-	749,040
Certificates of deposit	330,763	288,769	115,314	190,353	34,752	-	-	959,951
Borrowed funds	185,000	-	60,000	230,000	90,584	146,500	-	712,084
Subordinated notes	-	-	-	-	-	25,000		25,000
Trust preferred securities						72,165		72,165
Interest-bearing escrow	-	-	-	-	-	1,800	-	1,800
Total interest- bearing liabilities	680,450	423,425	376,674	659,801	265,503	522,021	-	2,927,874
Checking accounts	-	-	-	-	-	-	$93,224	93,224
Other non-interest bearing liabilities	-	-	-	-	-	-	74,447	74,447
Stockholders' equity	-	-	-	-	-	-	281,721	281,721
Total liabilities and stockholders' equity	$680,450	$423,425	$376,674	$659,801	$265,503	$522,021	$449,392	$3,377,266
Positive (Negative) interest sensitivity GAP per period	$(406,371)	$(301,173)	$(121,175)	$202,432	$531,648	$372,496	-
Positive (Negative) cumulative interest sensitivity GAP	$(406,371)	$(707,544)	$(828,719)	$(626,287)	$(94,639)	$277,857	-
Cumulative interest sensitivity GAP as a percent of total assets	(12.03)%	(20.95)%	(24.54)%	(18.54)%	(2.80)%	8.23%	-
Cumulative total interest-earning assets as a percent of cumulative total interest-bearing liabilities	40.28%	35.90%	44.03%	70.74%	96.07%	109.49%	-

(1)
Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities or calls.

(2)	Based upon historical repayment experience, and, where applicable, balloon payment dates.

The Company's consolidated balance sheet is composed primarily of assets that mature or reprice within five years, with a significant portion maturing or repricing within one year. In addition, the Bank's deposit base is composed primarily of savings accounts, money market accounts and CDs with maturities of two years or less. At December 31, 2004, interest-bearing liabilities estimated to mature or reprice within one year totaled $1.48 billion, while interest-earning assets estimated to mature or reprice within one year totaled $651.8 million, resulting in a negative one-year interest sensitivity GAP of $828.7 million, or negative 24.5% of total assets. In comparison, at December 31, 2003, the Company's consolidated one-year interest sensitivity GAP was negative $327.7 million, or negative 11.0% of total assets. The increase in the magnitude of the one-year negative interest sensitivity GAP resulted from a decline in the level of real estate loans and MBS maturing or repricing in one year or less reflecting declines in expected repayment levels of these assets during 2005 due to increases in interest rates that occurred during the second half of 2004, coupled with an increase in CDs repricing during 2005, reflecting new CDs added during 2004 that will mature in 2005.

Under interest rate scenarios other than that which existed on December 31, 2004, the interest sensitivity GAP for assets and liabilities could differ substantially based upon different assumptions about the manner in which core Deposit Decay Rates and loan prepayments would change. For example, the interest rate risk management model assumes that in a rising rate scenario, by paying competitive rates on non-core deposits, a portion of core deposits will transfer to CDs and be retained, although at higher cost. Also, in a rising interest rate environment, loan and MBS prepayment rates would be expected to slow, as borrowers postpone loan refinancings until rates again decline.

Interest Rate Risk Exposure (NPV) Compliance

Under guidelines established by OTS Thrift Bulletin 13a, the Bank also measures its interest rate risk through an analysis of the change in its NPV under several interest rate scenarios. NPV is the difference between the present value of the expected future cash flows of the Bank’s assets and liabilities, plus the value of net expected cash flows from either loan origination commitments or purchases of securities.

Generally, the fair value of fixed-rate instruments fluctuates inversely with changes in interest rates. Increases in interest rates could thus result in decreases in the fair value of interest-earning assets, which could adversely affect the Company's consolidated results of operations if they were to be sold, or, in the case of interest-earning assets classified as available for sale, reduce the Company's consolidated stockholders' equity, if retained. The changes in the value of assets and liabilities due to fluctuations in interest rates reflect the interest rate sensitivity of those assets and liabilities. Under GAAP, changes in the unrealized gains and losses, net of taxes, on securities classified as available for sale are reflected in stockholders' equity through other comprehensive income. As of December 31, 2004, the Company's consolidated securities portfolio included $574.3 million in securities classified as available for sale, which possessed a gross unrealized loss of $5.9 million. Neither the Holding Company nor the Bank owned any trading assets as of December 31, 2004 or 2003.

In order to measure the Bank’s sensitivity to changes in interest rates, NPV is calculated under market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under various other interest rate scenarios ("Rate Shock Scenarios") representing immediate, permanent, parallel shifts in the term structure of interest rates from the actual term structure observed at quarter-end. The changes in NPV due to fluctuations in interest rates reflect the interest rate sensitivity of the Bank’s assets, liabilities, and commitments to either originate or sell loans and/or purchase or sell securities that are included in the NPV. The NPV ratio under any interest rate scenario is defined as the NPV in that scenario divided by the present value of the assets in the same scenario (the "NPV Ratio").

An interest rate risk exposure compliance report is presented to the Bank's Board of Directors on a quarterly basis. The report, prepared in accordance with Thrift Bulletin 13a, compares the Bank's estimated Pre-Shock NPV Scenario to the estimated NPVs calculated under the various Rate Shock Scenarios. The calculated estimates of the resulting NPV Ratios are compared to current limits established by management and approved by the Board of Directors.

The analysis that follows presents the estimated NPV in the Pre-Shock Scenario and four Rate Shock Scenarios and measures the dollar amount and percentage by which each of the Rate Shock Scenario NPVs change from the Pre-Shock Scenario NPV. Interest rate sensitivity is measured by the changes in the various Rate Shock Scenario NPV Ratios from the Pre-Shock Scenario NPV Ratio.

	At December 31, 2004
	Net Portfolio Value					At December 31, 2003
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Basis Point Change in NPV Ratio	NPV Ratio	Basis Point Change in NPV Ratio	Board Approved NPV Limit
Interest Rate Scenario
+ 200 Basis Points	$291,494	$(96,643)	(24.90)%	8.94%	(250)	9.49%	(157)	6.0%
+ 100 Basis Points	340,277	(47,860)	(12.33)	10.23	(121)	10.59	(47)	7.0
Pre-Shock	388,137	-	-	11.44	-	11.06	-	8.0
- 100 Basis Points	419,152	31,015	7.99	12.17	73	10.71	(35)	8.0
- 200 Basis Points	N/A	N/A	N/A	N/A	N/A	N/A	N/A	8.0

    The NPVs presented above incorporate some asset and liability values derived from the Bank’s valuation model, such as those for mortgage loans and time deposits, and some asset and liability values that are provided by independent and reputable sources, such as values for the Bank's MBS and CMO portfolios, as well as its putable borrowings. The valuation model makes various estimates regarding cash flows from principal repayments on loans and passbook deposit decay rates at each level of interest rate change. The Bank's estimates for loan prepayment levels are influenced by the recent history of prepayment activity in its loan portfolio as well as the interest-rate composition of the existing portfolio, especially vis-à-vis the current interest rate environment. In addition, the Bank considers the amount of prepayment fee protection inherent in the loan portfolio when estimating future prepayment cash flows.

Regarding passbook Deposit Decay Rates, the Bank analyzes and tracks the decay rate of its passbook deposits over time and over various interest rate scenarios and then makes estimates of its passbook Deposit Decay Rate for use in the valuation model. Nevertheless, no matter the care and precision with which the estimates are derived, actual cash flows for loans, as well as passbooks, could differ significantly from the Bank's estimates resulting in significantly different NPV calculations.

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

The NPV Ratio at December 31, 2004 was 11.44% in the Pre-Shock Scenario, a slight increase from the Pre-Shock Scenario NPV Ratio of 11.06% at December 31, 2003. The NPV Ratio was 8.94% in the +200 basis point Rate Shock Scenario at December 31, 2004, a decline from the NPV Ratio of 9.49% in the +200 basis point Rate Shock Scenario at December 31, 2003. At December 31, 2004, the measured sensitivity in the +200 basis point Rate Shock Scenario was 250 basis points, compared to a measured sensitivity of 157 basis points in the + 200 basis point Rate Shock Scenario at December 31, 2003, reflecting increased sensitivity year-over-year.

The increase in the Pre-Shock Scenario NPV and Pre-Shock Scenario NPV Ratio resulted primarily from several factors, including a significant increase in the intangible value ascribed to the Bank’s core deposits; a strong increase in the Bank’s balance of retained earnings, particularly in comparison to the more modest proportionate increase in the Bank’s total assets; and a greater rate of decline in the value of the Bank’s liabilities than that of its assets, which is beneficial to the Bank’s NPV.

The Bank’s core deposits at December 31, 2004 were slightly higher in both balance and weighted average rate than at December 31, 2003. In addition, at December 31, 2004, the Bank’s balance of borrowings, generally of a short to medium term, increased by over $150 million from its balance at December 31, 2003, while the weighted average rate declined by approximately 20 basis points over the same period.

During 2004, short term market interest rates increased by well over 100 basis points, while medium to longer term rates increased by substantially lesser amounts. These asymmetrical rate movements, essentially a flattening of the term structure of interest rates, had the effect of markedly reducing the value of the Bank’s liabilities, which tend to have short to medium term durations, while having a proportionately lesser impact on the value of the Bank’s assets, which derive a fair amount of their value from longer term cash flows. In addition, the intangible value given to the Bank’s core deposits, which benefits the Bank’s NPV calculation, increased by over 30%, even as the balance of deposit liabilities increased by only 8%.

The +200 basis point Rate Shock Scenario NPV was lower at December 31, 2004 than at December 31, 2003. This outcome was primarily the result of two factors. Initially, the Bank’s primary interest-earning assets, its portfolio of multifamily residential and commercial real estate loans, increased in duration over the course of 2004 as new and refinanced loans were added to the portfolio. The longer duration resulted in the portfolio showing a greater percentage decline in market value in the December 31, 2004 +200 basis point Rate Shock Scenario NPV than in the December 31, 2003 +200 basis point Rate Shock Scenario NPV. In addition, the duration of the Bank’s portfolio of time deposits and borrowings was shorter at December 31, 2004 than at December 31, 2003. The shorter duration resulted in the portfolio of time deposits and borrowings showing a smaller percentage decline in market value in the December 31, 2004 +200 basis point Rate Shock Scenario NPV than in the December 31, 2003 +200 basis point Rate Shock Scenario NPV .

Finally, the Bank’s measured sensitivity for the +200 basis point Rate Shock Scenario NPV Ratio at December 31, 2004 was 250 basis points, compared to 157 basis points at December 31, 2003. The increased sensitivity was a reflection of both the increased duration of the Bank’s multifamily residential and commercial real estate loan portfolio and the shortened duration of the Bank’s time deposit and borrowings portfolio at December 31, 2004 compared to December 31, 2003.

Item 8. Financial Statements and Supplementary Data

For the Company's consolidated financial statements, see index on page 69.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 31, 2004, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each found that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.  There was no change in the Company's internal control over financial reporting during the Company's last quarter that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

    Management of Dime Community Bancshares, Inc. and Subsidiaries (the "Company') is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. A company’s internal control over financial reporting is defined as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, and effected by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). The Company's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, utilizing the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Controls - Integrated Framework." Based upon its assessment, management believes that, as of December 31, 2004, the Company's internal control over financial reporting is effective.

Deloitte & Touche LLP, the independent registered public accounting firm, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, as stated in their report, which is included below and which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Dime Community Bancshares, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report of Internal Control Over Financial Reporting, that Dime Community Bancshares, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in

our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for each of the years ended December 31, 2004 and 2003, the six-month period ended December 31, 2002 and the year ended June 30, 2002 of the Company and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, NY
March 11, 2005

PART III

Item 10. Directors and Executive Officers of the Company

    Information regarding directors and executive officers of the Holding Company is presented under the headings "Proposal 1 - Election of Directors, " "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" in the Holding Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 2005 (the "Proxy Statement") which will be filed with the SEC within 120 days of December 31, 2004, and is incorporated herein by reference.

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

The following table presents equity compensation plan information as of December 31, 2004:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)] (c)

Equity compensation plans approved by the Company's shareholders	2,679,435	$11.87	1,851,256(1)

Equity compensation plans not approved by the Company's shareholders	-	-	-

(1)
Amount composed of 292,478 shares held by the RRP that remained available for issuance to individual employees, officers or Outside Directors of the Company as of December 31, 2004, and 62,478 stock options that remain available for future issuance under the Stock Option Plans and 1,496,300 stock options that remain available for future issuance under the 2004 Stock Incentive Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc. (the "2004 Stock Incentive Plan"). Substantially all of the stock options remaining available for future issuance are available under the 2004 Stock Incentive Plan.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is included under the heading "Transactions with Certain Related Persons" in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services as well as the Audit Committee's pre-approval policies and procedures is included under the heading "Proposal 2 - Ratification of Appointment of Independent Auditors," in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  (1) Financial Statements

See index to Consolidated Financial Statements on page 69.

  (2) Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8 "Financial Statements and Supplementary Data."

(3) Exhibits Required by Item 601 of the SEC Regulation S-K

See Index of Exhibits on pages 112 and 113.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2005.

DIME COMMUNITY BANCSHARES, INC.

By: /s/ VINCENT F. PALAGIANO
                  Vincent F. Palagiano
            Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 14, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

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

CONSOLIDATED FINANCIAL STATEMENTS OF
DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

INDEX

Page
Report of Independent Registered Public Accounting Firm	70
Consolidated Statements of Financial Condition at December 31, 2004 and 2003	71
Consolidated Statements of Operations for the years ended December 31, 2004 and 2003, the six months ended December 31, 2002 and the year ended June 30, 2002	72
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2004 and 2003, the six months ended December 31, 2002 and the year ended June 30, 2002	73
Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003, the six months ended December 31, 2002 and the year ended June 30, 2002	74
Notes to Consolidated Financial Statements	75-111

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Dime Community Bancshares, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Dime Community Bancshares, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for each of the years ended December 31, 2004 and 2003, the six-month period ended December 31, 2002 and the year ended June 30, 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years ended December 31, 2004 and 2003, the six-month period ended December 31, 2002 and the year ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, NY
March 11, 2005

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)

	December 31, 2004	December 31, 2003
ASSETS:
Cash and due from banks	$26,581	$24,073
Federal funds sold and short-term investments	103,291	95,286
Encumbered investment securities held-to-maturity (estimated fair value of $589 and $718 at December 31, 2004 and 2003, respectively) (Note 3):	585	710
Unencumbered investment securities available-for-sale (Note 3)	54,840	37,107
Mortgage-backed securities held-to-maturity (estimated fair value of $485 and $822 at December 31, 2004 and 2003, respectively) (Note 4):
Encumbered	166	267
Unencumbered	299	503
	465	770
Mortgage-backed securities available-for-sale (Note 4):
Encumbered	235,401	38,692
Unencumbered	284,019	423,275
	519,420	461,967
Loans (Note 5):
Real estate	2,493,398	2,186,518
Other loans	2,916	4,072
Less allowance for loan losses (Note 6)	(15,543)	(15,018)
Total loans, net	2,480,771	2,175,572
Loans held for sale	5,491	2,050
Premises and fixed assets, net (Note 8)	16,652	16,118
Federal Home Loan Bank of New York capital stock (Note 9)	25,325	26,700
Goodwill (Note 1)	55,638	55,638
Other assets (Notes 7, 14 and 15)	88,207	75,670
Total Assets	$3,377,266	$2,971,661
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors (Note 10):
Interest bearing deposits	$2,116,825	$1,949,372
Non-interest bearing deposits	93,224	92,306
Total deposits	$2,210,049	$2,041,678
Escrow and other deposits (Note 7)	48,284	39,941
Securities sold under agreements to repurchase (Note 11)	205,584	12,675
Federal Home Loan Bank of New York advances (Note 12)	506,500	534,000
Subordinated notes payable (Note 13)	25,000	25,000
Trust Preferred securities payable (Note 13)	72,165	-
Other liabilities (Note 14 and 15)	27,963	34,448
Total Liabilities	3,095,545	2,687,742
Commitments and Contingencies (Note 16)
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at December 31, 2004 and 2003)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 50,111,988 shares and 49,160,657 shares issued at December 31, 2004 and 2003, respectively, and 37,165,740 shares and 38,115,111 shares outstanding at December 31, 2004 and 2003, respectively)	501	492
Additional paid-in capital	198,183	185,991
Retained earnings (Note 2)	258,237	231,771
Accumulated other comprehensive loss, net of deferred taxes	(3,228)	(846)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP") (Note 15)	(4,749)	(5,202)
Unearned and unallocated common stock of Recognition and Retention Plan ("RRP") (Note 15)	(2,612)	(2,617)
Common stock held by Benefit Maintenance Plan ("BMP') (Note 15)	(7,348)	(5,584)
Treasury stock, at cost (12,946,248 shares and 11,045,546 shares at December 31, 2004 and 2003, respectively) (Note 18)	(157,263)	(120,086)
Total Stockholders' Equity	281,721	283,919
Total Liabilities And Stockholders' Equity	$3,377,266	$2,971,661
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
	Fiscal Year Ended December 31,		Six Months Ended December 31,	Fiscal Year Ended June 30,
	2004	2003	2002	2002
Interest income:
Loans secured by real estate	$138,720	$145,704	$78,275	$153,970
Other loans	235	273	141	311
Mortgage-backed securities	21,091	17,984	7,895	21,049
Investment securities	1,745	2,361	2,455	5,227
Other	1,830	2,793	1,703	4,024
Total interest income	163,621	169,115	90,469	184,581

Interest expense:
Deposits and escrow	37,873	38,221	21,631	49,008
Borrowed funds	29,903	32,842	21,647	53,236
Total interest expense	67,776	71,063	43,278	102,244
Net interest income	95,845	98,052	47,191	82,337
Provision for loan losses	280	288	120	240

Net interest income after provision for loan losses	95,565	97,764	47,071	82,097

Non-interest income:
Service charges and other fees	6,296	6,518	2,687	4,699
Net gain on sales of loans	336	1,594	2,033	20
Net gain (loss) on sales and redemptions of securities, deposits and other assets	377	(1,897)	(21)	2,146
Income from Bank owned life insurance	1,957	2,118	1,122	2,201
Prepayment fee income	9,797	15,432	4,270	4,610
Other	1,750	1,357	674	1,161

Total non-interest income	20,513	25,122	10,765	14,837

Non-interest expense:
Salaries and employee benefits	19,880	20,371	10,549	17,061
ESOP and RRP compensation expense	3,573	2,542	1,216	2,990
Occupancy and equipment	5,213	5,054	2,221	4,099
Data processing costs	3,459	2,694	1,149	2,139
Federal deposit insurance premiums	343	330	151	276
Other	9,939	9,818	5,082	8,866

Total non-interest expense	42,407	40,809	20,368	35,431

Income before income taxes	73,671	82,077	37,468	61,503
Income tax expense	27,449	30,801	14,008	22,826

Net income	$46,222	$51,276	$23,460	$38,677

Earnings per Share:
Basic	$1.31	$1.43	$0.65	$1.08
Diluted	$1.28	$1.37	$0.62	$1.03
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands)
	Fiscal Year Ended December 31		Six Months Ended December 31,	Fiscal Year Ended June 30
	2004	2003	2002	2002
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Common Stock (Par Value $0.01):
Balance at beginning of period	$492	$479	$473	$458
Shares issued in exercise of options	9	13	6	15
Balance at end of period	501	492	479	473
Additional Paid-in Capital:
Balance at beginning of period	185,991	172,301	162,004	151,081
Cash paid for fractional shares and adjustment from cash dividend	(12)	(2)	(2)	(17)
Stock options exercised	4,007	5,316	2,439	6,689
Release of treasury stock for shares acquired by BMP	742	-	-	-
Tax benefit of RRP shares and stock options exercised	5,212	6,382	6,977	2,822
Amortization of excess fair value over cost - ESOP stock	2,243	1,998	882	1,429
Balance at end of period	198,183	185,991	172,300	162,004
Retained earnings:
Balance at beginning of period	231,771	196,309	179,060	150,264
Net income for the period	46,222	51,276	23,460	38,677
Cash dividends declared and paid	(19,756)	(15,814)	(6,211)	(9,881)
Balance at end of period	258,237	231,771	196,309	179,060
Accumulated other comprehensive (loss) income:
Balance at beginning of period	(846)	2,076	2,166	4,030
Change in other comprehensive (loss) income during the period, net of deferred taxes	(2,382)	(2,922)	(90)	(1,864)
Balance at end of period	(3,228)	(846)	2,076	2,166
Employee Stock Ownership Plan:
Balance at beginning of period	(5,202)	(5,661)	(5,895)	(6,365)
Amortization of earned portion of ESOP stock	453	459	234	470
Balance at end of period	(4,749)	(5,202)	(5,661)	(5,895)
Recognition and Retention Plan:
Balance at beginning of period	(2,617)	(2,641)	(2,711)	(2,899)
Common stock acquired by RRP	(103)	(84)	(73)	(964)
Amortization of earned portion of RRP stock	108	108	143	1,152
Balance at end of period	(2,612)	(2,617)	(2,641)	(2,711)
Common Stock Held by BMP:
Balance at beginning of period	(5,584)	(3,867)	(3,867)	(2,659)
Common stock acquired	(1,764)	(1,717)	-	(1,208)
Balance at end of period	(7,348)	(5,584)	(3,867)	(3,867)
Treasury Stock:
Balance at beginning of period	(120,086)	(93,258)	(81,489)	(66,799)
Release of treasury stock for shares acquired by BMP	1,021	-	-	-
Purchase of treasury shares, at cost	(38,198)	(26,828)	(11,769)	(14,690)
Balance at end of period	(157,263)	(120,086)	(93,258)	(81,489)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net Income	$46,222	$51,276	$23,460	$38,677
Minimum pension liability, net of (tax) benefit of $(1,604) during the six months ended December 31, 2002 and $1,604 during the fiscal year ended June 30, 2002	-	-	1,908	(1,908)
Reclassification adjustment for securities sold, net of (taxes) benefit of $(173) and $799 during the years ended December 31, 2004 and 2003, respectively, $8 during the six months ended December 31, 2002 and $(929) during the year ended June 30, 2002	(203)	937	10	(1,090)
Net unrealized securities (losses) gains arising during the period, net of benefit (taxes) of $1,856 and $3,288 during the years ended December 31, 2004 and 2003, respectively, $1,710 during the six months ended December 31, 2002, and $(965) during the year ended June 30, 2002	(2,179)	(3,859)	(2,008)	1,134
Comprehensive Income	$43,480	$48,354	$23,370	$36,813
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 31,		Six Months Ended December 31,	Fiscal Year Ended June 30,
	2004	2003	2002	2002
CASH FLOWS FROM OPERATING ACTIVITIES:	(Dollars In thousands)
Net Income	$46,222	$51,276	$23,460	$38,677
Adjustments to reconcile net income to net cash provided by operating activities
Net gain on investment and mortgage backed securities called	-	-	-	(11)
Net (gain) loss on investment and mortgage backed securities sold	(377)	1,736	18	(2,018)
Net gain on sale of loans held for sale	(336)	(1,594)	(2,033)	(20)
Net loss (gain) on sales and disposals of other assets	-	161	3	(117)
Net depreciation and amortization	4,411	5,408	1,832	1,556
ESOP and RRP compensation expense	2,645	2,565	1,259	3,051
Provision for loan losses	280	288	120	240
Originations of loans sold during the period	(170,564)	(99,987)	(81,158)	(2,538)
Proceeds from sales of loans	167,458	104,117	78,800	4,325
Decrease (Increase) in cash surrender value of Bank Owned Life Insurance	2,043	(2,118)	(1,122)	(2,201)
(Increase) Decrease in net deferred income tax asset	(4,444)	(8,669)	(5,927)	(431)
(Increase) Decrease in other assets and other real estate owned	(8,461)	19,201	(5,596)	2,797
(Decrease) Increase in other liabilities	(6,485)	(6,795)	6,216	3,748
Net cash provided by Operating Activities	32,392	65,589	15,872	47,058
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in federal funds sold and short-term investments	(8,005)	18,769	(37,796)	(39,855)
Proceeds from maturities of investment securities held-to-maturity	125	115	50	755
Proceeds from maturities of investment securities available-for-sale	5,000	49,746	8,875	7,045
Proceeds from calls of investment securities held-to-maturity	-	-	-	2,155
Proceeds from calls of investment securities available-for-sale	-	18,000	32,030	25,211
Proceeds from sales of investment securities available-for-sale	7,959	-	988	8,589
Proceeds from sales and calls of mortgage backed securities available-for-sale	127,107	55,904	-	5,005
Purchases of investment securities available-for-sale	(30,074)	(292)	(9,281)	(87,082)
Purchases of mortgage backed securities available-for-sale	(398,210)	(531,029)	(224,579)	(42,218)
Principal collected on mortgage backed securities held-to-maturity	305	1,479	1,026	4,885
Principal collected on mortgage backed securities available-for-sale	206,150	362,729	148,530	179,950
Net increase in loans	(305,479)	(25,827)	(45,464)	(161,989)
Purchases of fixed assets, net	(1,742)	(1,950)	(1,323)	(1,593)
Sale (purchase) of Federal Home Loan Bank of New York capital stock	1,375	8,190	(525)	10,017
Net cash used in Investing Activities	(395,489)	(44,166)	(127,469)	(89,125)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in due to depositors	168,371	114,503	147,141	351,602
Net increase (decrease) in escrow and other deposits	8,342	3,263	(9,028)	5,746
Increase (Decrease) in securities sold under agreements to repurchase	192,909	(82,866)	(2,176)	(330,071)
(Repayments of) Proceeds from Federal Home Loan Bank of New York advances	(27,500)	(21,000)	(20,000)	32,500
Proceeds from Trust Preferred borrowings	72,165	-	-	-
Common stock issued for exercise of stock options and tax benefits of RRP	9,388	11,706	9,420	9,511
Purchase of common stock by the RRP and BMP	(103)	(1,801)	(73)	(2,172)
Cash dividends paid to stockholders and cash disbursed in payment of stock dividends	(19,769)	(15,814)	(6,211)	(9,898)
Purchase of treasury stock	(38,198)	(26,828)	(11,769)	(14,690)
Net cash provided by (used in) Financing Activities	365,605	(18,837)	107,304	42,528
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	2,508	2,586	(4,293)	461
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	24,073	21,487	25,780	25,319
CASH AND DUE FROM BANKS, END OF PERIOD	$26,581	$24,073	$21,487	$25,780
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$32,239	$28,907	$5,216	$16,748
Cash paid for interest	$66,629	$71,843	$44,893	$104,606
Transfer of loans to other real estate owned	$ -	$ -	$ -	$134
Change in accumulated other comprehensive income, net of taxes	$(2,382)	$(2,922)	$(90)	$(1,864)
Change in minimum pension liability, net of deferred taxes	$-	$-	$1,908	$(1,908)
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands except for share amounts)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Dime Community Bancshares, Inc. (the "Holding Company" and together with its direct and indirect subsidiaries, the "Company" or "DCB") is a Delaware corporation organized by The Dime Savings Bank of Williamsburgh (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on June 26, 1996. Presently, the significant assets of the Holding Company are the capital stock of the Bank, the Holding Company's loan to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Affiliates ("ESOP"), investments retained by the Holding Company, and an investment real estate property owned by the Holding Company's wholly-owned subsidiary, 842 Manhattan Avenue Corporation. The liabilities of the Holding Company are composed primarily of a $25.0 million subordinated note payable maturing in May 2010 and $72.2 million of trust preferred securities payable maturing in 2034. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.

The Bank was originally founded in 1864 as a New York State-chartered mutual savings bank. In November 1995, the Bank converted to a federally chartered stock savings bank. The Bank has been, and intends to remain, a community-oriented financial institution providing financial services and loans for housing within its market areas. The Bank maintains its headquarters in the Williamsburg section of the borough of Brooklyn, New York. The Bank has twenty retail banking offices located throughout the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County in New York.

Change in Fiscal Year End - On July 18, 2002, the Boards of Directors of the Holding Company and each of its direct and indirect subsidiaries other than DSBW Preferred Funding Corporation and DSBW Residential Preferred Funding Corporation, approved changes in the fiscal year end of each company from June 30th to December 31st.

Summary of Significant Accounting Policies - The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP"). The following is a description of the significant policies.

Stock Dividends - All capital accounts, share and per share data included in the consolidated financial statements and notes thereto have been retroactively adjusted to reflect the 50% common stock dividends paid on August 21, 2001, April 24, 2002 and March 16, 2004.

Principles of Consolidation - The accompanying 2004, 2003 and 2002 consolidated financial statements include the accounts of the Holding Company, and its wholly-owned subsidiaries, the Bank and 842 Manhattan Avenue Corporation. 842 Manhattan Avenue Corporation owns and manages a real estate property which housed a former branch office of Financial Federal Savings Bank, F.S.B. ("FFSB"), a subsidiary of Financial Bancorp, Inc. ("FIBC"), which the Holding Company acquired on January 21, 1999. All financial statements presented also include the accounts of the Bank's fiver wholly-owned subsidiaries, Havemeyer Equities Corp. (''HEC''), Boulevard Funding Corp. (''BFC''), Havemeyer Investments, Inc., DSBW Residential Preferred Funding Corp. ("DRPFC") and Dime Reinvestment Company ("DRC"). DRPFC, established in March, 1998, invests in real estate loans and is intended to qualify as a real estate investment trust for federal tax purposes. BFC was established in order to invest in real estate joint ventures and other real estate assets. BFC had no investments in real estate at December 31, 2004 and 2003, and is currently inactive. HEC was also originally established in order to invest in real estate joint ventures and other real estate assets. In June, 1998, HEC assumed direct ownership of DSBW Preferred Funding Corp. ("DPFC"). DPFC, established as a direct subsidiary of the Bank in March, 1998, invests in real estate loans and is intended to qualify as a real estate investment trust for federal tax purposes. DRC was established in i2004 in order to function as a Qualified Community Development Entity as defined in the Internal Revenue Code of 1986, as amended. DRC is currently inactive. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investment Securities and Mortgage-Backed Securities - Purchases and sales of investment and mortgage-backed securities are recorded on trade date. Gains and losses on sales of investment and mortgage-backed securities are recorded on the specific identification basis.

Debt and equity securities that have readily determinable fair values are carried at fair value unless they are held-to-maturity. Debt securities are classified as held-to-maturity and carried at amortized cost only if the Company has a positive intent and ability to hold them to maturity. If not classified as held-to-maturity, such securities are classified as securities available-for-sale or as trading securities. Unrealized holding gains or losses on securities available-for-sale are excluded from net income and reported net of income taxes as other comprehensive income. At December 31, 2004 and 2003, all equity securities were classified as available-for-sale.

Neither the Holding Company nor the Bank has acquired securities for the purpose of engaging in trading activities.

The Company conducts a periodic review and evaluation of its securities portfolio taking into account the severity, duration and intent with regard to the securities in order to determine if the decline in market value of any security below its amortized cost basis is other than temporary. If such decline is deemed other than temporary, the carrying amount of the security is adjusted through a valuation allowance.

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

Statement of Financial Accounting Standards ("SFAS") No. 114, ''Accounting by Creditors for Impairment of a Loan,'' as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an Amendment of FASB Statement No. 114," ("Amended SFAS 114"), requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of expected future cash flows discounted at the loan's effective interest rate. As an expedient, creditors may account for impaired loans at the fair value of the collateral or at the observable market price of the loan if one exists. If the estimated fair value of an impaired loan is less than the recorded amount, a specific valuation allowance is established. If the impairment is considered to be permanent, a write-down is charged against the allowance for loan losses. In accordance with Amended SFAS 114, homogeneous loans are not required to be individually considered for impairment. The Company considers individual one- to four-family residential mortgage loans and cooperative apartment loans having a balance of less than $334 and all consumer loans to be small balance homogenous loan pools and, accordingly, are not covered by Amended SFAS 114.

A reserve is also recorded related to multifamily loans sold with recourse under an agreement with the Federal National Mortgage Agency ("FNMA"). This reserve, which is included in other liabilities, is determined in a similar manner to the Company's allowance for loan losses related to loans held in portfolio.

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

Accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes 90 days past due as to principal or interest. Any interest accrued to income in the year that interest accruals are discontinued is reversed. Payments on nonaccrual loans are generally applied to principal. Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of collateral is sufficient to cover the principal balance (including any outstanding advances made related to the loan) and accrued interest. Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least three months.

Mortgage Servicing Rights - The cost of mortgage loans sold with servicing rights retained is allocated between the loans and the servicing rights based on their estimated fair values at the time of loan sale. Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, net servicing income. The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that the Company believes market participants would use for similar assets. Capitalized loan servicing assets are stratified based on predominant risk characteristics of the underlying loans for the purpose of evaluating impairment. A valuation allowance is then established in the event the recorded value of an individual stratum exceeds fair value. A third party valuation of the loan servicing asset was performed as of both December 31, 2004 and 2003, and will be performed on an ongoing basis at least quarterly.

Other Real Estate Owned, Net - Properties acquired as a result of foreclosure on a mortgage loan are classified as other real estate owned ("OREO") and are recorded at the lower of the recorded investment in the related loan or the fair value of the property at the date of acquisition, with any resulting write down charged to the allowance for loan losses and any disposition expenses charged to the valuation allowance for possible losses on OREO. Subsequent write downs are charged directly to operating expenses. The Company had no OREO properties as of December 31, 2004 and 2003.

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

Earnings Per Share ("EPS") - EPS are calculated and reported in accordance with SFAS 128, "Earnings Per Share.'' SFAS 128 requires disclosure of basic earnings per share and diluted EPS for entities with complex capital structures on the face of the income statement, along with a reconciliation of the numerator and denominator of basic and diluted EPS.

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

The following is a reconciliation of the numerator and denominator of basic EPS and diluted EPS for the years ended December 31, 2004 and 2003, the six-month period ended December 31, 2002, and the year ended June 30, 2002:

	Fiscal Year Ended December 31,		Six Months Ended December 31,	Fiscal Year Ended June 30,
	2004	2003	2002	2002
Numerator:
Net Income per the Consolidated Statement of Operations	$46,222	$51,276	$23,460	$38,677
Denominator:
Average shares outstanding utilized in the calculation of basic EPS	35,318,858	35,922,777	36,287,111	35,865,035

Unvested shares of RRP	29,766	44,754	64,564	211,156
Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options	863,376	1,382,726	1,512,513	1,493,262
Average shares outstanding utilized in the calculation of diluted EPS	36,212,000	37,350,257	37,864,188	37,569,453

Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options are calculated based upon the excess of the average market value of the Company's common stock over the exercise price of outstanding options.

Accounting for Goodwill and Core Deposit Intangible -SFAS 142 "Goodwill and Other Intangible Assets," established new standards for goodwill acquired in a business combination. SFAS 142 eliminated amortization of goodwill and instead required the performance of a transitional goodwill impairment test six months from the date of adoption and at least annually thereafter. As of the date of adoption of SFAS 142, the Company had goodwill totaling $55.6 million. Prior to adoption of SFAS 142, annual goodwill amortization expense totaled $4.6 million.

Prior to December 31, 2001, the Company completed the transitional impairment test for goodwill as of July 1, 2001, and concluded that no potential impairment existed. The Company subsequently designated the last day of its fiscal year as its annual date for impairment testing, and completed a second impairment test as of June 30, 2002. This test also concluded that no potential impairment of goodwill existed. Due to its change in fiscal year end, the Company performed another impairment test as of December 31, 2002, and subsequently has performed impairment tests as of both December 31, 2003 and December 31, 2004. In each instance, the Company concluded that no potential impairment of goodwill existed. No events have occurred or circumstances have changed subsequent to December 31, 2004 that would reduce the fair value of the Company's reporting unit below its carrying value. Such events or changes in circumstances would require an immediate impairment test to be performed in accordance with SFAS 142.

There was no amortization expense recorded related to goodwill during the years ended December 31, 2004 and 2003, the six months ended December 31, 2002 and the year ended June 30, 2002.

Changes in the carrying amount of goodwill and other intangible assets for all the periods presented are as follows:

Goodwill:	Fiscal Year Ended December 31,		Six Months Ended December 31,	Fiscal Year Ended June 30,
	2004	2003	2002	2002
Original Amount	$73,107	$73,107	$73,107	$73,107
Accumulated Amortization	(17,469)	(17,469)	(17,469)	(17,469)
Net Carrying Value	$55,638	$55,638	$55,638	$55,638

Core Deposit Intangible:	Fiscal Year Ended December 31		Six Months Ended December 31,	Fiscal Year Ended June 30,
	2004	2003	2002	2002
Original Amount	$4,950	$4,950	$4,950	$4,950
Accumulated Amortization	(4,902)	(4,077)	(3,252)	(2,840)
Net Carrying Value	$48	$873	$1,698	$2,110

In conjunction with the adoption of SFAS 142, the Company also re-assessed the useful lives and classification of its identifiable intangible assets and determined that they remained appropriate. Aggregate amortization expense related to the core deposit intangible was $825 for the fiscal years ended December 31, 2004 and 2003, $412 for the six-month period ended December 31, 2002, and $825 for the fiscal year ended June 30, 2002 . Estimated future amortization expense related to the core deposit intangible is as follows:

For the Fiscal Year Ending December 31:
2005	48
$48

Income Taxes - Income taxes are accounted for in accordance with SFAS 109, "Accounting for Income Taxes," which requires that deferred taxes be provided for temporary differences between the book and tax bases of assets and liabilities.

Cash Flows - For purposes of the Consolidated Statement of Cash Flows, the Company considers cash and due from banks to be cash equivalents.

Employee Benefits - The Bank maintains the Retirement Plan of The Dime Savings Bank of Williamsburgh ("Employee Retirement Plan") and The Dime Savings Bank of Williamsburgh 401(k) Plan ["401(k) Plan"] for substantially all of its employees, both of which are tax qualified under the Internal Revenue Code of 1986, as amended (the "Code").

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

The Holding Company and Bank maintain an ESOP. Compensation expense related to the ESOP is recorded in accordance with Statement of Position 93-6, which requires the compensation expense to be recorded during the period in which the shares become committed to be released to participants. The compensation expense is measured based upon the fair market value of the stock during the period, and, to the extent that the fair value of the shares committed to be released differs from the original cost of such shares, the difference is recorded as an adjustment to additional paid-in capital.

The Holding Company and Bank maintain the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc. ("RRP"), the Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees (the "1996 Stock Option Plan"), the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (the "2001 Stock Option Plan") and the Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (the "2004 Stock Incentive Plan," and collectively the "Stock Plans"); which are discussed more fully in Note 15 and which are subject to the accounting requirements of SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosures, an Amendment of FASB Statement No. 123" (collectively "SFAS 123"). SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company accounts for stock-based compensation under the Stock Plans using the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Accordingly, no stock-based compensation cost has been reflected in net income for stock options, since, for all options granted under the Stock Plans, the market value of the underlying common stock on the date of grant equals the exercise price of the common stock.

In accordance with APB 25, compensation expense related to the RRP is recorded for all shares earned by participants during the period at the average historical acquisition cost of all allocated RRP shares.

The following table illustrates the effect on net income and EPS if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the Stock Plans and RRP shares:

	Fiscal Year Ended December 31,		Six Months Ended December 31,	Fiscal Year Ended June 30,
	2004	2003	2002	2002
Net income, as reported	$46,222	$51,276	$23,460	$38,677
Less: Excess stock-based compensation expense determined under the fair value method over the stock-based compensation recorded for all plans, net of applicable taxes	(1,603)	(1,453)	(560)	(745)
Pro forma net income	$44,619	$49,823	$22,900	$37,932

Earnings per share
Basic, as reported	$1.31	$1.43	$0.65	$1.08
Basic, pro forma	1.26	1.39	0.63	1.06

Diluted, as reported	1.28	$1.37	$0.62	$1.03
Diluted, pro forma	1.23	1.33	0.61	1.01

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. See Note 15 for further details.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment", ("SFAS 123R"), that addresses the accounting for share-based payment transactions (e.g., stock options and awards of restricted stock) in which an employer receives employee services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. The proposed statement, if adopted as proposed, would eliminate APB 25 and would generally require that such transactions be accounted for using a fair-value-based method and the recording of compensation expense rather than optional pro forma disclosure. Adoption of SFAS 123R is required for quarterly periods beginning after June 15, 2005. Management of the Company is still evaluating the impact of adoption of SFAS 123R upon its consolidated financial position and results of operations.

Derivative Instruments - In June, 1998, the FASB issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" as amended in June 1999 by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June 2000 by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively "SFAS 133"). SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS 133, an entity may designate a derivative as a hedge of exposure to changes in either: (a) the fair value of a recognized asset, liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any fluctuations in the fair value of the derivative instrument are either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not receiving hedge accounting recognition are recorded in current year earnings.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amended SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis.

During the years ended December 31, 2004 and 2003, the six month period ended December 31, 2002 and the fiscal year ended June 30, 2002, neither the Holding Company nor the Bank held any derivative instruments or any embedded derivative instruments that required bifurcation.

Comprehensive Income - Comprehensive income for the years ended December 31, 2004 and 2003, six months ended December 31, 2002, and the fiscal year ended June 30, 2002 was determined in accordance with SFAS 130, "Reporting Comprehensive Income.'' Comprehensive income includes revenues, expenses, minimum pension liability and gains and losses which, under GAAP, bypass net income and are typically reported as a component of stockholders' equity.

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

The Company has one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending (exclusive of one-to four-family residential lending) is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and one-to four-family residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit. The Chief Executive officer is considered the chief decision maker for this reportable segment.

For the years ended December 31, 2004 and 2003, six months ended December 31, 2002, and the year ended June 30, 2002, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

Recently Issued Accounting Standards

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance for determining when an investment is other-than-temporarily impaired—including whether an investor has the ability and intent to hold an investment until recovery. In addition, EITF 03-1 contains disclosure requirements regarding impairments that have not been recognized as other than temporary. Except as discussed in the following paragraph, the guidance for evaluating whether an investment is other-than-temporarily impaired was to be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosures were effective in annual financial statements for fiscal years ending after December 15, 2003 for investments accounted for under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. Comparative information for periods prior to initial application is not required.

In October 2004, the FASB issued proposed staff position EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.'" This proposed staff position is expected to provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. As a result of the proposed position statement, the FASB has indefinitely delayed the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of EITF 03-1. Additionally, the FASB issued proposed staff position EITF Issue No. 03-1-1, which indefinitely delayed the effective date of measurement and recognition guidance contained in paragraphs 10 through 20 of EITF 03-1. Management will evaluate the impact of adopting the application of the guidance for evaluating an other-than-temporary impairment upon issuance of the guidance.

In November 2004, the EITF issued EITF No. 04-5, "Investors' Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights" ("EITF 04-5"). EITF 04-5 provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-5, should consolidate a limited partner. In response to EITF 04-5, the FASB issued Statement of Position 78-9-a ("SOP 78-9-a"), which will amend Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures" ("SOP 78-9"), in order to provide consistency between participation rights and consolidation of partnership interests defined in SOP 78-9 and EITF 04-5. Management does not expect that the adoption of either EITF 04-5 or SOP 78-9-a will have a material impact upon the Company's consolidated statement of financial condition or results of operations .

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendement of FASB Statements No. 66 and 67," ("SFAS 152"). SFAS 152 amends SFAS 66 to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants ("AICPA") Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions" ("SOP 04-2"). SFAS 152 also amends SFAS 67 to state that the guidance for both incidental operations and the costs incurred to sell the real estate projects does not apply to real estate time-sharing transactions. Under SFAS 152, guidance for operations and costs associated with time-sharing transactions will be provided by SOP 04-2. The provisions of SFAS 152 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 152 is not expected to have a material impact on the Company’s consolidated statement of financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets- an amendment of APB Opinion No. 29," ("SFAS 153"). SFAS 153 amends APB Opinion No. 29 by eliminating the specific exception for nonmonetary exchanges of similar productive assets, and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s consolidated statement of financial condition or results of operations .

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas in the accompanying financial statements where estimates are significant include the allowance for loans losses, MSR, asset impairment adjustments related to the valuation of goodwill and other intangible assets and other than temporary impairments of securities, loan income recognition, the fair value of financial instruments, and the determination of actuarial benefit obligations associated with defined benefit plans sponsored by the Company.

Reclassification - Certain amounts as of December 31, 2003 and for the six months ended December 31, 2002 and the year ended June 30, 2002 have been reclassified to conform to their presentation as of and for the year ended December 31, 2004.

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

The Holding Company acquired Conestoga on June 26, 1996. The liquidation account previously established by Conestoga's subsidiary, Pioneer Savings Bank, F.S.B., during its initial public offering in March 1993, was assumed by the Company in the acquisition.

The Holding Company acquired FIBC on January 21, 1999. The liquidation account previously established by FIBC's subsidiary, FFSB, during its initial public offering, was assumed by the Company in the acquisition.

The Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements, the amount required for the liquidation account, or if such declaration and payment would otherwise violate regulatory requirements.

As of December 31, 2004, under applicable regulations of the Office of Thrift Supervision ("OTS"), the Bank is eligible to distribute up to $36,794 of dividends to the Holding Company without receiving written approval from the OTS.

3. INVESTMENT SECURITIES HELD-TO-MATURITY AND AVAILABLE-FOR-SALE

The amortized cost, gross unrealized gains and losses and estimated fair value of investment securities held-to-maturity at December 31, 2004 were as follows:

	Investment Securities Held-to-maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Debt Securities:
Obligations of state and political subdivisions, maturities of one-to-five years	$585	$4	-	$589

The amortized/historical cost, gross unrealized gains and losses and estimated fair value of investment securities available-for-sale at December 31, 2004 were as follows:

	Investment Securities Available-for-sale
	Amortized/ Historical Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$12,999	$-	$(43)	$12,956
Corporate securities	36,487	102	(635)	35,954
Total debt securities	49,486	102	(678)	48,910
Equity securities	5,071	1,005	(146)	5,930
	$54,557	$1,107	$(824)	$54,840

The amortized cost and estimated fair value of the debt securities component of investment securities available-for-sale at December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment fees.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$11,036	$10,993
Due after one year through five years	3,997	3,982
Due after five years through ten years	1,000	1,025
Due after ten years	33,453	32,910
	$49,486	$48,910

The following summarizes the gross unrealized losses and fair value, aggregated by investment category and the length of time that these securities have been in a continuous unrealized loss position, of investment securities available-for-sale as of December 31, 2004:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$12,956	$43	-	-	$12,956	$43
Corporate securities	21,558	486	$2,823	$149	24,381	635
Equity securities	2,832	146	-	-	2,832	146
	$37,346	$675	$2,823	$149	$40,169	$824

Management does not believe that any of the unrealized losses that have existed for 12 consecutive months or more as shown in the above table qualified as other-than temporary losses at December 31, 2004. In making this determination, management considered the severity and duration of the loss, as well as management's intent to hold the security until the loss is recovered. Management also has no current intention to dispose of these investments.

During the fiscal year ended December 31, 2004, proceeds from the sales of investment securities available-for-sale totaled $7,959. A net gain of $259 was recorded on these sales.

The amortized cost, gross unrealized gains and losses and estimated fair value of investment securities held-to-maturity at December 31, 2003 were as follows:

	Investment Securities Held-to-maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Debt Securities:
Obligations of state and political subdivisions, maturities of one-to-five years	$710	$8	-	$718

The amortized/historical cost, gross unrealized gains and losses and estimated fair value of investment securities available-for-sale at December 31, 2003 were as follows:

	Investment Securities Available-for-sale
	Amortized/ Historical Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,011	$15	-	$5,026
Corporate securities	22,093	206	$(348)	21,951
Total debt securities	27,104	221	(348)	26,977
Equity securities	9,639	623	(132)	10,130
	$36,743	$844	$(480)	$37,107

The amortized cost and estimated fair value of the debt securities component of investment securities available-for-sale at December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment fees.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,011	$5,026
Due after one year through five years	-	-
Due after five years through ten years	2,000	2,110
Due after ten years	20,093	19,841
	$27,104	$26,977

The following summarizes the gross unrealized losses and fair value, aggregated by investment category and the length of time that these securities have been in a continuous unrealized loss position, of investment securities available-for-sale as of December 31, 2003:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Debt securities:
Corporate securities	1,990	$10	$6,595	$338	$8,585	$348
Equity securities	-	-	2,693	132	2,693	132
	$1,990	$10	$9,288	$470	$11,278	$480

Management does not believe that any of the unrealized losses that have existed for 12 consecutive months or more as shown in the above table qualified as other-than temporary losses at December 31, 2003. In making this determination, management considered the severity and duration of the loss, as well as management's intent to hold the security until the loss is recovered. Management also has no current intention to dispose of these investments.

During the fiscal year ended December 31, 2003, proceeds from the calls of investment securities available-for-sale totaled $18,000. There was no gain or loss recorded on these calls.

4. MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY AND AVAILABLE-FOR-SALE

The amortized cost, gross unrealized gains and losses and estimated fair value of mortgage-backed securities held-to-maturity at December 31, 2004 were as follows:

	Mortgage-Backed Securities Held-to-maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
GNMA pass-through certificates	$465	$20	-	$485

The amortized cost, gross unrealized gains and losses and estimated fair value of mortgage-backed securities available-for-sale at December 31, 2004 were as follows:

	Mortgage-Backed Securities Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Collateralized mortgage obligations	$480,865	$33	$(6,439)	$474,459
GNMA pass-through certificates	14,040	303	-	14,343
FHLMC pass-through certificates	1,454	39	-	1,493
FNMA pass-through certificates	29,250	95	(220)	29,125
	$525,609	$470	$(6,659)	$519,420

Proceeds from the sale of mortgage-backed securities available-for-sale totaled $127,107 during the fiscal year ended December 31, 2004. A gain of $118 was recorded on these sales.

The following summarizes the gross unrealized losses and fair value, aggregated by investment category and the length of time that these available-for-sale mortgage-backed securities have been in a continuous unrealized loss position as of December 31, 2004:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Debt securities:
Collateralized mortgage obligations	$359,253	$4,595	$113,371	$1,844	$472,624	6,439
FNMA pass-through certificates	26,430	220	-	-	26,430	220
	$385,683	$4,815	$113,371	$1,844	$499,054	$6,659

Management does not believe that any of the unrealized losses that have existed for 12 consecutive months or more as shown in the above table qualified as other-than temporary losses at December 31, 2004. In making this determination, management considered the severity and duration of the loss, as well as management's intent to hold the security until the loss is recovered. Management also has no current intention to dispose of these investments.

The amortized cost, gross unrealized gains and losses and estimated fair value of mortgage-backed securities held-to-maturity at December 31, 2003 were as follows:

	Mortgage-Backed Securities Held-to-maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
GNMA pass-through certificates	$770	$52	-	$822

The amortized cost, gross unrealized gains and losses and estimated fair value of mortgage-backed securities available-for-sale at December 31, 2003 were as follows:

	Mortgage-Backed Securities Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Collateralized mortgage obligations	$428,847	$618	$(3,448)	$426,017
GNMA pass-through certificates	24,164	596	-	24,760
FHLMC pass-through certificates	7,509	171	-	7,680
FNMA pass-through certificates	3,381	129	-	3,510
	$463,901	$1,514	$(3,448)	$461,967

As of December 31, 2003, there were collateralized mortgage obligations with a cumulative fair value of $306,936 that had unrealized losses totaling $3,448. At December 31, 2003, no individual available-for-sale collateralized mortgage obligation that possessed an unrealized loss had additionally possessed continuous unrealized losses for 12 months or more.

Proceeds from the sale of mortgage-backed securities available-for-sale totaled $55,904 during the fiscal year ended December 31, 2003. A loss of $1,736 was recorded on these sales.

5. LOANS

The Bank's real estate loans are composed of the following:

	December 31, 2004	December 31, 2003
One- to four-family	$126,225	$124,047
Multifamily residential	1,911,956	1,732,854
Commercial real estate	424,060	309,810
Construction and land acquisition	15,558	2,880
F.H.A. and V. A. insured mortgage loans	4,209	4,646
Cooperative apartment unit loans	11,853	13,798
	2,493,861	2,188,035
Net unearned (fees) costs	(463)	(1,517)
	$2,493,398	$2,186,518

The Bank originates both adjustable and fixed interest rate real estate loans. At December 31, 2004, the approximate composition of these loans was as follows:

Fixed Rate		Variable Rate
Period to Maturity	Book Value	Earlier Period to Maturity or Next Repricing	Book Value
1 year or less	$14,612	1 year or less	$81,952
> 1 year-3 years	24,283	> 1 year-3 years	197,753
> 3 years-5 years	39,839	> 3 years-5 years	1,016,766
> 5 years-10 years	240,589	> 5 years-10 years	704,220
> 10 years	170,061	> 10 years	3,785
	$489,384		$2,004,476

The adjustable-rate loans are generally indexed to the Federal Home Loan Bank of New York ("FHLBNY") five-year borrowing rate, or the one- or three-year constant maturity Treasury index. The contractual terms of adjustable rate multifamily residential and commercial real estate loans provide that their interest rate, upon repricing, cannot fall below their rate at the time of origination. The Bank's one- to four-family residential adjustable-rate loans are subject to periodic and lifetime caps and floors on interest rate changes that typically range between 200 and 650 basis points.

A concentration of credit risk exists within the Bank's loan portfolio, as the majority of real estate loans are collateralized by properties located in the New York City metropolitan area.

The Bank's other loans are composed of the following:

	December 31, 2004	December 31, 2003
Student loans	$61	$295
Passbook loans (secured by savings and time deposits)	1,318	1,429
Consumer installment and other loans	1,537	2,348
	$2,916	$4,072

Loans on which the accrual of interest has been discontinued were $1,459 and $525 at December 31, 2004 and 2003, respectively. Interest income foregone on nonaccrual loans was not material during the years ended December 31, 2004 and 2003, the six months ended December 31, 2002, and the fiscal year ended June 30, 2002.

The Bank had no loans considered troubled-debt restructurings at December 31, 2004 and 2003.

At December 31, 2004, there were two loans totaling $830 for which impairment was recognized under the guidance of SFAS 114. There were no loans for which impairment was recognized under the guidance of SFAS 114 at December 31, 2003. The average balance of impaired loans was approximately $608 during the year ended December 31, 2004, $314 during the year ended December 31, 2003, $684 during the six months ended December 31, 2002, and $3,166 for the year ended June 30, 2002. Write-downs on impaired loans were not material during the years ended December 31, 2004 and 2003, the six months ended December 31, 2002, and the year ended June 30, 2002. At December 31, 2004, reserves allocated within the allowance for loan losses for impaired loans totaled $83. There were no reserves allocated within the allowance for loan losses for impaired loans at December 31, 2003. During the year ended June 30, 2002, the Bank received full repayment of principal totaling $2,924 and interest totaling $414 on an impaired loan. Net principal and interest received on impaired loans during the years ended December 31, 2004 and 2003, the six months ended December 31, 2002 and the year ended June 30, 2002 was not material.

The following assumptions were utilized in evaluating the loan portfolio pursuant to the provisions of SFAS 114:

Homogenous Loans - Individual one- to four-family residential mortgage loans and cooperative apartment loans having a balance of less than $334 and all consumer loans are considered to be small balance homogenous loan pools and, accordingly, are not subject to the provisions of SFAS 114.

Loans Evaluated for Impairment - All non-homogeneous loans greater than $1,000 are individually evaluated for potential impairment. Additionally, individual one- to four-family residential and cooperative apartment unit mortgage loans exceeding $334 and delinquent in excess of 60 days are evaluated for impairment. A loan is considered impaired when it is probable that all contractual amounts due will not be collected in accordance with the terms of the loan. A loan is not deemed to be impaired if a delay in receipt of payment is expected to be less than 30 days or if, during a longer period of delay, the Bank expects to collect all amounts due, including interest accrued at the contractual rate during the period of the delay. At December 31, 2003, there were no impaired loans. At December 31, 2004, all impaired loans were on nonaccrual status. In addition, at December 31, 2004 and December 31, 2003, approximately $629 and $525, respectively, of one- to four-family residential cooperative apartment loans with a balance of less than $334 and consumer loans were on nonaccrual status. These loans are considered as a homogeneous loan pool not subject to the provisions of SFAS 114.

Reserves and Charge-Offs - The Bank allocates a portion of its total allowance for loan losses to loans deemed impaired under SFAS 114. All charge-offs on impaired loans are recorded as a reduction in both loan principal and the allowance for loan losses. Management evaluates the adequacy of its allowance for loan losses on a regular basis. Management believes that its allowance at December 31, 2004 for impaired loans was adequate. There was no allowance for impaired loans at December 31, 2003.

Measurement of Impairment - Since all impaired loans are collateralized by real estate properties, the fair value of the collateral is utilized to measure impairment. The fair value of the collateral is measured at soon as practicable after the loan becomes impaired and periodically thereafter.

Income Recognition - Accrual of interest is discontinued on loans identified as impaired and past due ninety days. Cash payments received on impaired loans subsequent to discontinuation of interest accruals are applied initially to eliminate the recorded accrued interest at the time of discontinuation. Additional cash payments received beyond this level are recorded as regular principal and interest payments.

6. ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

	Fiscal Year Ended December 31,		Six Months Ended December 31	Fiscal Year Ended June 30,
	2004	2003	2002	2002
Balance at beginning of period	$15,018	$15,458	$15,370	$15,459
Provision charged to operations	280	288	120	240
Loans charged off	(158)	(63)	(44)	(349)
Recoveries	25	34	12	20
Transfer from (to) of reserves on loan commitments	378	(699)	-	-
Balance at end of period	$15,543	$15,018	$15,458	$15,370

7. MORTGAGE SERVICING ACTIVITIES

At December 31, 2004, 2003 and 2002 the Bank was servicing loans for others having principal amounts outstanding of approximately $325,324, $191,445, and $108,067, respectively, and at June 30, 2002, the Bank was servicing loans for others having principal amounts outstanding of approximately $35,752. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. The deferred servicing rights related to these loans totaled $2,500 and $2,277 at December 31, 2004 and 2003, respectively, including the servicing rights associated with the multifamily loans sold to FNMA discussed below totaling $2,226 and $1,995 at December 31, 2004 and 2003. MSR recognized from loan sales were $731 and $955 during the years ended December 31, 2004 and 2003, respectively. Amortization of servicing rights was $508 and $409 during the years ended December 31, 2004 and 2003. Amortization of servicing rights was immaterial during the six months ended December 31, 2002 and the year ended June 30, 2002. Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, net servicing income. The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that the Company believes market participants would use for similar assets. In connection with these loans serviced for others, the Bank held borrowers' escrow balances of approximately $4,764 and $2,131 at December 31, 2004 and 2003, respectively.

Multifamily Loans Sold To FNMA - The Bank implemented a program in December 2002 to originate and sell multifamily residential mortgage loans in the secondary market to FNMA while retaining servicing. The Bank underwrites these loans using either its customary underwriting standards, funds the loans, and sells them to FNMA at agreed upon pricing. At December 31, 2004 and 2003, the Company serviced $295,800 and $157,774 of loans sold pursuant to this program with corresponding loan servicing assets of $2,226 and $1,995, respectively. Amortization of these servicing rights was $441 and $364 during the years ended December 31, 2004 and 2003, respectively. Amortization of this loan servicing asset was immaterial during the six months ended December 31, 2002. Under the terms of the sales program, the Company retains a portion of the associated credit risk. At December 31, 2004 and 2003, the Company's maximum potential exposure related to secondary market sales to FNMA with respect to this specific program was $13,124 and $6,529, respectively. The Company retains this level of exposure until the portfolio of loans are paid in entirety or the Company funds claims by FNMA for the maximum loss exposure. As of December 31, 2004 and 2003, the Company had not realized any losses related to these loans. Reserves of $1,543 and $761 were established as of December 31, 2004 and 2003, respectively, related to this exposure. The reserve recorded relating to this exposure was included in the calculation of the gain on the sale of the loans. No additional provisions relating to this exposure were recorded during the years ended December 31, 2004 and 2003, and the six months ended December 31, 2002.

Key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

	At December 31, 2004	At December 31, 2003	At December 31, 2002
Fair value of the servicing asset	$2,460	$1,995	$1,579
Weighted average life (in years)	7.25	7.25	7.5
Prepayment speed assumptions (annual rate)	152 PSA	159 PSA	200 PSA
Impact on fair value of 10% adverse change	$(55)	$(54)	$(37)
Impact on fair value of 20% adverse change	$(108)	$(105)	$(72)
Expected credit losses (annual rate)	$341	$105	$47
Impact on fair value of 10% adverse change	$(306)	$(10)	$(4)
Impact on fair value of 20% adverse change	$(609)	$(19)	$(9)
Residual cash flows discount rate (annual rate)	10.50%	9.75%	9.75%
Impact on fair value of 10% adverse change	$(52)	$(61)	$(38)
Impact on fair value of 20% adverse change	$(101)	$(119)	$(76)
Average Interest rate on adjustable rate loans	5.40%	5.72%	6.02%
Impact on fair value of 10% adverse change	-	-	-
Impact on fair value of 20% adverse change	-	-	-

8. PREMISES AND FIXED ASSETS

The following is a summary of premises and fixed assets:

	December 31, 2004	December 31, 2003
Land	$2,308	$2,308
Buildings	10,102	9,856
Leasehold improvements	12,736	11,925
Furniture, fixtures and equipment	11,785	10,830
	36,931	34,919
Less: accumulated depreciation and amortization	(20,279)	(18,801)
	$16,652	$16,118

Depreciation and amortization expense amounted to approximately $1,490 and $1,412 during the years ended December 31, 2004 and 2003, respectively, $610 during the six months ended December 31, 2002, and $1,097 for the year ended June 30, 2002.

9. FEDERAL HOME LOAN BANK OF NEW YORK CAPITAL STOCK

The Bank is a Savings Bank Member of the FHLBNY. Membership requires the purchase of shares of FHLBNY capital stock at $100 per share. The Bank owned 253,250 shares and 267,000 shares at December 31, 2004 and 2003. The bank recorded dividends on the FHLBNY capital stock of $488 and $1,299 during the years ended December 31, 2004 and 2003, respectively, $774 during the six months ended December 31, 2002, and $2,065 during the year ended June 30, 2002. During the fourth quarter of 2003, the FHLBNY significantly reduced its quarterly dividend payment on the capital stock, which resulted in a decline in income received by the Company during 2004.

10. DUE TO DEPOSITORS

Deposits are summarized as follows:

	At December 31, 2004		At December 31, 2003
	Effective Cost	Liability	Effective Cost	Liability
Savings accounts	0.56%	$362,656	0.55%	$366,592
Certificates of deposit	2.52	959,951	2.64	800,350
Money market accounts	1.40	749,040	1.35	745,387
NOW and Super NOW accounts	1.08	45,178	1.02	37,043
Non-interest bearing checking accounts	-	93,224	-	92,306
	1.68%	$2,210,049	1.65%	$2,041,678

The distribution of certificates of deposit by remaining maturity was as follows:

	At December 31,	At December 31,
	2004	2003
Maturity in one year or less	$734,844	$552,924
Over one year through three years	190,354	178,220
Over three years to five years	34,741	69,203
Over five years	12	3
Total certificates of deposit	$959,951	$800,350

The aggregate amount of certificates of deposit with a minimum denomination of one-hundred thousand dollars was approximately $263,205 and $175,711 at December 31, 2004 and 2003, respectively.

11. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Presented below is information concerning securities sold with agreement to repurchase:

	At or for the Fiscal Year Ended December 31,
	2004	2003
Balance outstanding at end of period	$205,584	$12,675
Average interest cost at end of period	2.48%	4.96%
Average balance outstanding during the period	$129,426	$71,302
Average interest cost during the period (1)	2.34%	8.86%
Carrying value of underlying collateral at end of period	$219,311	$12,967
Estimated fair value of underlying collateral	$216,754	$13,045
Maximum balance outstanding at month end during the year	$220,649	$86,020
(1) Amount includes prepayment expenses of $2,555 recorded during the year ended December 31, 2003, which increased the average interest cost by 3.27% during the period. There were no prepayments of securities sold under agreements to repurchase during the year ended December 31, 2004.

12. FEDERAL HOME LOAN BANK OF NEW YORK ADVANCES

The Bank had borrowings (''Advances'') from the FHLBNY totaling $506,500 and $534,000 at December 31, 2004 and 2003, respectively. The average interest cost of FHLBNY Advances was 4.00% and 4.26% during the years ended December 31, 2004 and 2003, respectively, 6.18% during the six months ended December 31, 2002, and 6.94% during the fiscal year ended June 30, 2002. The average interest rate on outstanding FHLBNY Advances was 4.21% and 3.85% at December 31, 2004 and 2003, respectively. At December 31, 2004, in accordance with its Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank maintained the requisite qualifying collateral with the FHLBNY (principally real estate loans), as defined by the FHLBNY, to secure such Advances. During the year ended December 31, 2003, the six months ended December 31, 2002 and the fiscal year ended June 30, 2002, prepayment expenses were paid on FHLBNY Advances totaling $1,589, $3,642, and $5,848, respectively, and were recorded as interest expense on FHLBNY Advances.

13. SUBORDINATED NOTES PAYABLE AND TRUST PREFERRED SECURITIES PAYABLE

On April 12, 2000, the Holding Company issued subordinated notes in the aggregate amount of $25,000. The notes have a 9.25% fixed rate of interest and mature on May 1, 2010. Interest expense recorded on the notes, inclusive of amortization of related issuance costs, was $2,396 during each of the years ended December 31, 2004 and 2003, $1,198 during the six months ended December 31, 2002, and $2,396 during the fiscal year ended June 30, 2002.

On March 19, 2004, the Holding Company completed an offering of an aggregate amount of $72,165 of trust preferred securities through Dime Community Capital Trust I, an unconsolidated special purpose entity formed for the purpose of the offering. Of the total amount offered, the Holding Company retained ownership of $2,165 of the securities. The trust preferred securities bear a fixed interest rate of 7.0%, mature on April 14, 2034, and are callable without penalty at any time on or after April 15, 2009.

During the year ended December 31, 2004, interest expense recorded on the trust preferred securities totaled $4,016. Of this total interest payment, $118 was paid to the Holding Company related to its $2,165 investment in the securities. The $118 of income was recorded in other non-interest income.
14. INCOME TAXES

The Company's consolidated Federal, State and City income tax provisions were comprised of the following:

	Fiscal Year Ended December 31,
		2004			2003
	Federal	State and City	Total	Federal	State and City	Total
Current	$24,353	$3,629	$27,982	$30,202	$4,285	$34,487
Deferred	(348)	(185)	(533)	(3,439)	(247)	(3,686)
	$24,005	$3,444	$27,449	$26,763	$4,038	$30,801

	Six Months Ended December 31,			Fiscal Year Ended June 30,
		2002			2002
	Federal	State and City	Total	Federal	State and City	Total
Current	$17,318	$817	$18,135	$19,194	$2,532	$21,726
Deferred	(4,800)	673	(4,127)	710	390	1,100
	$12,518	$1,490	$14,008	$19,904	$2,922	$22,826

The preceding table excludes tax effects recorded directly to stockholders’ equity in connection with: unrealized gains and losses on securities available-for-sale, stock-based compensation plans, and adjustment to other comprehensive income relating to minimum pension liability. These tax effects are disclosed as part of the presentation of the Statement of Changes in Stockholders’ Equity and Comprehensive Income.

The provision for income taxes differed from that computed at the Federal statutory rate as follows:

	Fiscal Year Ended December 31,		Six Months Ended December 31,	Fiscal Year Ended June 30,
	2004	2003	2002	2002
Tax at Federal statutory rate	$25,785	$28,727	$13,114	$21,526
State and local taxes, net of Federal income tax benefit	2,227	2,625	969	1,899
Benefit plan differences	288	419	202	282
Adjustments for prior period tax returns	(115)	(114)	-	-
Investment in Bank Owned Life Insurance	(685)	(741)	(393)	(770)
Other, net	(51)	(115)	116	(111)
	$27,449	$30,801	$14,008	$22,826
Effective tax rate	37.26%	37.53%	37.39%	37.11%

In accordance with SFAS 109, deferred tax assets and liabilities are recorded for temporary differences between the book and tax bases of assets and liabilities.

The components of Federal and net State and City deferred income tax assets and liabilities were as follows:

	At December 31,
Deferred tax assets:	2004	2003
Excess book bad debt over tax bad debt reserve (a)	$6,836	$6,688
Employee benefit plans (a)	3,776	3,336
Tax effect of other comprehensive income on securities available-for-sale (b)	2,678	723
Other (a)	422	51
Total deferred tax assets	13,712	10,798
Deferred tax liabilities:
Difference in book and tax carrying value of fixed assets (b)	614	31
Tax effect of purchase accounting fair value adjustments (a)	515	686
Other (a)	140	126
Total deferred tax liabilities	$1,269	$843
Net deferred tax asset	$12,443	$9,955
(a)	Recorded in other assets.
(b)	Portions of this component of deferred taxes are recorded in other assets and other liabilities.

At December 31, 2004, the Bank had approximately $60,000 of bad debt reserves for New York State income tax purposes for which no provision for income tax was required to be recorded. However, these bad debt reserves could be subject to recapture into taxable income under certain circumstances. Approximately $15,000 of the Bank’s previously accumulated bad debt deductions were similarly subject to potential recapture for federal income tax purposes at December 31, 2004. A New York State and Federal recapture liability could be triggered by certain actions, including a distribution of these bad debt benefits to the Holding Company or the failure of the Bank to qualify as a bank for federal or New York tax purposes.

In order for the Bank to be permitted to maintain a New York State tax bad debt reserve for thrifts, certain thrift definitional tests must be satisfied on an ongoing basis. These definitional tests include maintaining at least 60% of iassets in thrift qualifying assets, as defined for tax purposes, and maintaining a thrift charter. If the Bank failed to satisfy these definitional tests, the transition to the reserve method permitted to commercial banks under New York State income tax law would result in an increase in the New York State income tax provision, and a deferred tax liability would be established to reflect the eventual recapture of some or all of the New York bad debt reserve.

The Company expects that it will take no action in the foreseeable future which would require the establishment of a tax liability associated with these bad debt reserves.

The Company is subject to regular examination by various tax authorities in jurisdictions that the Company has significant business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from ongoing assessments. Tax reserves have been established, which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted as information becomes available or in the event that an event requiring change in the reserve occurs.

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

The net periodic cost (credit) for the Employee Retirement Plan includes the following components:

	Fiscal Year Ended December 31,		Six Months Ended December 31,	Fiscal Year Ended June 30,
	2004	2003	2002	2002
Interest cost	1,067	$1,081	$550	$1,084
Actual return on plan assets	(1,589)	(1,504)	(603)	(1,316)
Net amortization and deferral	584	634	99	38
Net periodic cost (credit)	$62	$211	$46	$(194)

Major assumptions utilized to determine the net periodic cost (credit) were as follows:

Period Ended	Fiscal Year Ended December 31,		Six Months Ended December 31,	Fiscal Year Ended June 30,
	2004	2003	2002	2002
Discount rate	6.25%	6.625%	7.50%	7.50%

The funded status of the Employee Retirement Plan was as follows:

	December 31,	December 31,
Period Ended	2004	2003
Accumulated benefit obligation at end of period	$17,970	$17,597
Reconciliation of Projected benefit obligation:
Projected benefit obligation at beginning of period	$17,597	$16,753
Interest cost	1,067	1,081
Actuarial loss	371	827
Benefit payments	(1,058)	(1,057)
Settlements	(7)	(7)
Projected benefit obligation at end of period	17,970	17,597
Plan assets at fair value (investments in trust funds managed by trustee)
Balance at beginning of period	18,185	17,236
Return on plan assets	1,747	2,013
Contributions	-	-
Benefit payments	(1,058)	(1,057)
Settlements	(7)	(7)
Balance at end of period	18,867	18,185

Funded status:
Excess of plan assets over projected benefit obligation	897	588
Unrecognized loss from experience different from that assumed	7,272	7,643
Prepaid retirement expense included in other assets	$8,169	$8,231

The Bank uses October 1st as its measurement date for the Employee Retirement Plan. The Bank does not anticipate making any contributions to the Employee Retirement Plan in 2005.

Major assumptions utilized to determine the benefit obligations at December 31, 2004 and 2003 were as follows:

Period Ended	December 31, 2004	December 31, 2003
Discount rate	6.125%	6.25%
Expected long-term return on plan assets	9.00	9.00

Employee Retirement Plan assets are invested in six diversified investment funds of RSI Retirement Trust (the "Trust"), a no-load series open-ended mutual fund. The investment funds include four equity mutual funds and two bond mutual funds, each with its own investment objectives, investment strategies and risks, as detailed in the Trust's prospectus. The Trust has been given discretion by the Plan Sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust's Statement of Investment Objectives and Guidelines (the "Guidelines").

The long-term investment objective is to be invested 65% in equity mutual funds and 35% in bond mutual funds. If the plan is underfunded under the Guidelines, the bond fund portion will be temporarily increased to 50% in order to lessen asset value volatility. When the Employee Retirement Plan is no longer underfunded, the bond fund portion will be returned to 35%. Asset rebalancing is performed at least annually, with interim adjustments made when the investment mix varies more than 5% from the target (i.e. a 10% target range).

The investment goal is to achieve investment results that will contribute to the proper funding of the Employee Retirement Plan by exceeding the rate of inflation over the long-term. In addition, investment managers for the Trust are expected to provide above average performance when compared to their peer managers. Performance volatility is also monitored. Risk/volatility is further managed by the distinct investment objectives of each of the Trust funds and the diversification within each fund.

The weighted average allocation by asset category of the assets of the Employee Retirement Plan were summarized as follows:
Asset Category	At December 31,
	2004	2003
Equity securities	69%	67%
Debt securities (bond mutual funds)	31	33
Total	100%	100%

These allocations as of December 31, 2004 and 2003 are consistent with future planned allocation percentages as of December 31, 2004.

The expected long-term rate of return on Employee Retirement Plan assets assumptions were established based upon historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the Employee Retirement Plan's target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5% to 9% and 2% to 6%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the plan's target allocation, the expected rate of return is determined to be 9.0%, which approximates the midpoint of the range of the expected return.
Benefit payments, which reflect expected future service (as appropriate), are expected to be made as follows:

Year Ending December 31,
2005	$1,155
2006	1,158
2007	1,167
2008	1,184
2009	1,174
2010 to 2014	6,040

BMP and Retirement Plan for Board Members of Dime Community Bancshares, Inc. ("Directors' Retirement Plan") - The Holding Company and Bank maintain the BMP, which exists in order to compensate executive officers for any curtailments in benefits due to the statutory limitations on benefit plans. As of December 31, 2004 and 2003, the BMP had an investment in the Holding Company's common stock of $12,421 and $5,584, respectively. Benefit accruals under the defined benefit portion of the BMP were suspended on April 1, 2000, when they were suspended under the Employee Retirement Plan.

Effective July 1, 1996, the Bank established the Directors' Retirement Plan, which provides benefits to each eligible outside director commencing upon their termination of Board service or at age 65. Each outside director automatically becomes a participant in the Directors' Retirement Plan.

The combined cost for the defined benefit portion of the BMP and the Directors' Retirement Plan includes the following components:

	Fiscal Year Ended December 31,		Six Months Ended December 31	Fiscal Year Ended June 30,
	2004	2003	2002	2002
Service cost	$30	$25	$9	$17
Interest cost	289	310	152	291
Net amortization and deferral	123	130	52	105
	$442	$465	$213	$413

Major assumptions utilized to determine the net periodic cost (credit) for the BMP were as follows:

	Fiscal Year Ended December 31,		Six Months Ended December 31,	Fiscal Year Ended June 30,
	2004	2003	2002	2002
Discount rate	6.25%	6.625%	7.50%	7.50%

Major assumptions utilized to determine the net periodic cost (credit) for the Directors Retirement Plan were as follows:

	Fiscal Year Ended December 31,		Six Months Ended December 31,	Fiscal Year Ended June 30,
	2004	2003	2002	2002
Discount rate	6.25%	6.50%	6.50%	7.00%
Rate of increase in fee compensation levels	4.0	4.0	4.0	4.0

The defined contribution costs incurred by the Company related to the BMP were $404 and $1,975 respectively, for the years ended December 31, 2004 and 2003, $2,169 for the six months ended December 31, 2002 and $1,264 for the fiscal year ended June 30, 2002. There is no defined contribution cost incurred by the Holding Company or Bank under the Directors' Retirement Plan.

The combined funded status of the defined benefit portion of the BMP and Directors' Retirement Plan was as follows:

	December 31,	December 31,
Period Ended	2004	2003
Accumulated benefit obligation at end of period	$4,530	$4,226
Reconciliation of Projected benefit obligation:
Projected benefit obligation at beginning of period	$4,645	$4,735
Service cost	30	25
Interest cost	289	310
Benefit payments	(31)	(10)
Actuarial (gain) loss	(16)	(415)
Projected benefit obligation at end of period	4,917	4,645

Plan assets at fair value:
Balance at beginning of period	-	-
Contributions	31	10
Benefit payments	(31)	(10)
Balance at end of period	-	-

Funded status:
Deficiency of plan assets over projected benefit obligation	(4,917)	(4,645)
Contributions by employer	8	8
Unrecognized loss from experience different from that assumed	(201)	181
Unrecognized net past service liability	619	376
Accrued expense included in other liabilities	$(4,491)	$(4,080)

Amount recognized in statement of financial condition consists of:
Accrued liability	$(4,491)	$(4,080)
Net amount recognized	$(4,491)	$(4,080)

Major assumptions utilized to determine the benefit obligations at December 31, 2004 and 2003 were as follows:

Period Ended	December 31, 2004		December 31, 2003
	BMP	Directors' Retirement Plan	BMP	Directors' Retirement Plan
Discount rate	6.125%	6.00%	6.25%	6.25%
Rate of increase in compensation levels	-	4.00	-	4.00

The Bank uses October 1st as its measurement date for both the BMP and Directors' Retirement Plan. Both the BMP and the Directors' Retirement Plan are unfunded non-qualified benefit plans that are not anticipated to ever hold assets for investment. Any contributions made to either the BMP or the Directors' Retirement Plan are expected to be used immediately to pay benefits that come due.

The Bank does not expect to make any contributions to the BMP during the year ending December 31, 2005. The Bank expects to contribute $80 to the Directors' Retirement Plan during the year ending December 31, 2005 in order to pay benefits due under the plan.

Combined benefit payments under the BMP and the Directors' Retirement Plan, which reflect expected future service (as appropriate), are expected to be made as follows:

Year Ending December 31,
2005	$80
2006	325
2007	330
2008	338
2009	346
2010 to 2014	2,019

401(k) Plan - The Bank also maintains the 401(k) Plan which covers substantially all employees. The 401(k) Plan annually receives the proceeds from a 100% vested cash contribution to all participants in the ESOP in the amount of 3% of "covered compensation" [defined as total W-2 compensation including amounts deducted from W-2 compensation for pre-tax benefits such as health insurance premiums and contributions to the 401(k) Plan] up to applicable Internal Revenue Service limits. Effective March 1, 2004, any compensation resulting from either the grant or vesting of restricted stock or the exercise of stock options is excluded from "covered compensation." Previously, these amounts had been included. The participants have the ability to invest this contribution in any of the investment options offered under the 401(k) Plan. Otherwise, the Bank makes no other contributions to the 401(k) Plan. Expenses associated with this contribution totaled $457 and $393 during the years ended December 31, 2004 and 2003, respectively, $180 during the six months ended December 31, 2002, and $300 during the fiscal year ended June 30, 2002.

401(k) Plan - The Bank also maintains the 401(k) Plan which covers substantially all employees. The 401(k) Plan annually receives the proceeds from a 100% vested cash contribution to all participants in the ESOP in the amount of 3% of "covered compensation" [defined as total W-2 compensation including amounts deducted from W-2 compensation for pre-tax benefits such as health insurance premiums and contributions to the 401(k) Plan] up to applicable Internal Revenue Service limits. Effective March 1, 2004, any compensation resulting from either the grant or vesting of restricted stock or the exercise of stock options is excluded from "covered compensation." Previously, these amounts had been included. The participants have the ability to invest this contribution in any of the investment options offered under the 401(k) Plan. Otherwise, the Bank makes no other contributions to the 401(k) Plan. Expenses associated with this contribution totaled $457 and $393 during the years ended December 31, 2004 and 2003, respectively, $180 during the six months ended December 31, 2002, and $300 during the fiscal year ended June 30, 2002.

The 401(k) plan owns participant investments in the Holding Company's common stock for the accounts of participants which totaled $10,147 and $12,917 at December 31, 2004 and 2003, respectively.

Postretirement Benefit Plan - The Bank offers the Postretirement Benefit Plan to its retired employees who have provided at least five consecutive years of credited service and were active employees prior to April 1, 1991, as follows:

(1) Qualified employees who retired prior to April 1, 1991 receive the full medical coverage until their death at no cost to such retirees;

(2) Qualified employees retiring after April 1, 1991 are eligible for continuation of the medical coverage in effect at the time of retirement until their death. Throughout retirement, the Bank will continue to pay the premiums for the coverage not to exceed the premium amount paid for the first year of retirement coverage. Should the premiums increase, the employee is required to pay the differential to maintain full medical coverage.

Postretirement Benefit Plan benefits are available only to full-time employees who commence collecting retirement benefits immediately upon termination of service from the Bank. The Bank reserves the right at any time, to the extent permitted by law, to change, terminate or discontinue any of the group benefits, and can exercise the maximum discretion permitted by law, in administering, interpreting, modifying or taking any other action with respect to the plans or benefits.

The Postretirement Benefit Plan cost includes the following components:

	Year Ended December 31,		Six Months Ended December 31,	Fiscal Year Ended June 30,
	2004	2003	2002	2002
Service cost	$57	$57	$21	$36
Interest cost	230	242	120	183
Unrecognized past service liability	(28)	(28)	(14)	(28)
Amortization of unrealized gain/loss	33	41	-	-
	$292	$312	$127	$191

Major assumptions utilized to determine the net periodic cost (credit) were as follows:

	Fiscal Year Ended December 31,		Six Months Ended December 31,	Fiscal Year Ended June 30,
	2004	2003	2002	2002
Discount rate	6.25%	6.625%	7.50%	7.25%
Rate of increase in compensation levels	3.50	4.00	4.75	4.75

An escalation in the assumed medical care cost trend rates by 1% in each year would increase the net periodic cost by approximately $8. A decline in the assumed medical care cost trend rates by 1% in each year would decrease the accumulated Postretirement Benefit Plan obligation by approximately $7.

The funded status of the Postretirement Benefit Plan was as follows:

	At December 31,	At December 31,
	2004	2003
Accumulated benefit obligation at end of period	$4,271	$3,779
Reconciliation of Projected benefit obligation:
Projected benefit obligation at beginning of period	$3,779	$3,758
Service cost	57	57
Interest cost	230	242
Actuarial loss	367	(94)
Benefit payments	(162)	(184)
Projected benefit obligation at end of period	4,271	3,779

Plan assets at fair value:
Balance at beginning of period	-	-
Contributions	162	184
Benefit payments	(162)	(184)
Balance at end of period	-	-

Funded status:
(Deficiency) of plan assets over projected benefit obligation	(4,271)	(3,779)
Unrecognized loss from experience different from that assumed	1,239	913
Unrecognized net past service liability	(112)	(140)
Accrued expense included in other liabilities	$(3,114)	$(3,006)

The Bank uses October 1st as its measurement date for the Postretirement Benefit Plan. The assumed medical care cost trend rate used in computing the accumulated Postretirement Benefit Plan obligation was 10.0% in 2004 and was assumed to decrease gradually to 4.25% in 2011 and remain at that level thereafter. An escalation in the assumed medical care cost trend rates by 1% in each year would increase the accumulated Postretirement Benefit Plan obligation by approximately $234. A decline in the assumed medical care cost trend rates by 1% in each year would decrease the accumulated Postretirement Benefit Plan obligation by approximately $205. The assumed discount rate and rate of compensation increase used to measure the accumulated Postretirement Benefit Plan obligation at December 31, 2004 were 6.125% and 3.25%, respectively. The assumed discount rate and rate of compensation increase used to measure the accumulated Postretirement Benefit Plan obligation at December 31, 2003 were 6.25% and 3.5%, respectively. The assumed discount rate and rate of compensation increase used to measure the accumulated Postretirement Benefit Plan obligation at December 31, 2002 were 6.625% and 4.0%, respectively. The assumed discount rate and rate of compensation increase used to measure the accumulated Postretirement Benefit Plan obligation at June 30, 2002 were 7.50% and 4.75%, respectively.

On January 12, 2004, the FASB issued FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-1"). FSP 106-1 permits employers that sponsor postretirement benefit plans (plan sponsors) that provide prescription drug benefits to retirees to make a one-time election to defer the accounting impact, if any, of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "Act"), which was enacted into law on December 8, 2003. The Company has elected to defer recognition of the provisions of the Act as permitted by FSP 106-1 due to uncertainties regarding some of the new Medicare provisions and a lack of authoritative accounting guidance regarding certain matters. Changes to previously reported information may be required depending on the transition guidance issued in future authoritative guidance.

In May 2004, the FASB issued FASB Statement Position No. 106-2 ("FSP 106-2") to provide guidance on accounting for the effects of the Act, to employers that sponsor postretirement health care plans which provide prescription drug benefits. FSP 106-2 supersedes FSP 106-1. FSP 106-2 applies only to sponsors of single-employer defined benefit postretirement health care plans for which (1) the employer has concluded that prescription drug benefits available under the plan to some or all participants, for some or all future years, are "actuarially equivalent" to Medicare Part D and thus qualify for the subsidy provided by the Act, and (2) the expected subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. FSP 106-2 provides guidance on measuring the accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit cost, and the effects of the Act on the APBO. Since the Company is currently assessing whether the benefits provided by the Posretirement Benefit Plan are actuarially equivalent to Medicare Part D under the Act, the measure of the APBO or net periodic postretirement benefit cost disclosed in the consolidated financial statements did not reflect any amount associated with the subsidy.

The Postretirment Benefit Plan is an unfunded non-qualified benefit plan that is not anticipated to ever hold assets for investment. Any contributions made to the Postretirement Benefit Plan are expected to be used immediately to pay benefits that come due.

The Bank expects to contribute $187 to the Postretirement Benefit Plan during the year ending December 31, 2005 in order to pay benefits due under the plan.

Benefit payments under the Postretirement Benefit Plan, which reflect expected future service (as appropriate), are expected to be made as follows:

Year Ending December 31,
2005	$187
2006	187
2007	187
2008	182
2009	182
2010 to 2014	997

ESOP - The Holding Company adopted the ESOP in connection with the Bank's conversion to stock ownership. The ESOP borrowed $11,638 from the Holding Company and used the funds to purchase 3,927,825 shares of the Holding Company's common stock. The loan was originally to be repaid principally from the Bank's discretionary contributions to the ESOP over a period of time not to exceed 10 years from the date of the conversion. Effective July 1, 2000 the loan agreement was amended to extend the repayment period to thirty years from the date of the conversion, with the right of optional prepayment. In exchange for the extension of the loan agreement, various benefits were offered to participants, which included the addition of pre-tax employee contributions to the 401(k) Plan, a 3% annual employer contribution to the ESOP [which is automatically transferred to the 401(k) Plan], and the pass-through of cash dividends received by the ESOP to the individual participants. The loan had an outstanding balance of $4,749 and $5,202 at December 31, 2004 and December 31, 2003, respectively, and a fixed rate of 8.0%.

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation, as defined in the plan, in the year of allocation. ESOP distributions vest at a rate of 25% per year of service, beginning after two years, with full vesting after five years, or upon attainment of age 65, death, disability, retirement or in the event of a "change of control" of the Holding Company as defined in the ESOP. Common stock allocated to participating employees totaled 149,219 shares, 149,219 shares, 149,217 shares and 149,217 shares during the years ended December 31, 2004 and 2003, the six months ended December 31, 2002, and the year ended June 30, 2002, respectively. The ESOP benefit expense recorded in accordance with Statement of Position No. 93-6 for allocated shares totaled $2,475, $2,434, $1,073, and $1,838, respectively, for the years ended December 31, 2004 and 2003, the six months ended December 31, 2002, and the year ended June 30, 2002.

As indicated previously, effective July 1, 2000, the Holding Company or the Bank became required to make a 100% vested cash contribution annually to all ESOP participants in the amount of 3% of "covered compensation" as defined in the ESOP. This contribution is guaranteed until December 31, 2006 (unless the ESOP is terminated prior thereto) and will be discretionary after that date. This annual contribution is made in January of each year based upon the total covered compensation through December 31st of the previous year. The participant possesses the ability to invest this contribution in any of the investment options offered under the 401(k) Plan.

Stock Benefit Plans

RRP - In December 1996, the Holding Company's shareholders approved the RRP, which is designed to retain key officers and directors of the Holding Company and Bank, as well as to provide these persons with a proprietary interest in the Company. On February 1, 1997, the Holding Company allocated 1,963,913 shares of stock to employees and outside directors. These shares vested in equal installments on February 1, 1998, 1999, 2000, 2001, and 2002.  On each vesting date, the RRP re-acquired shares that were sold by RRP participants in order to fund income tax obligations associated with their individual vesting of shares. In addition, during the period February 1, 1997 through February 1, 2002 the RRP re-acquired shares that were forfeited by participants. The shares re-acquired by the RRP during the period February 1, 1997 through February 1, 2002, either through the repurchase or forfeiture of previously allocated shares, totaled 343,797. On May 17, 2002, a grant of 67,500 RRP shares was made to certain officers of the Bank. These shares vest as follows: 20% on November 25, 2002, and 20% each on April 25, 2003, 2004, 2005 and 2006. The RRP has re-acquired 16,181 shares of common stock that were sold by RRP participants in order to fund income tax obligations associated with their individual vesting of shares under the May 17, 2002 grant. At December 31, 2004, 292,478 shares held by the RRP remained eligible for future allocation. The Company continues to account for compensation expense under the RRP pursuant to Accounting Principles Board No. 25, measuring compensation cost based upon the average acquisition value of the RRP shares.
The following is a summary of activity related to the RRP for the years ended December 31, 2004 and 2003, the six months ended December 31, 2002 and the year ended June 30, 2002:

	At or for the Fiscal Year Ended December 31,		At or for the Six-Months Ended December 31,	At or for the Fiscal Year Ended June 30
	2004	2003	2002	2002
Shares acquired (a)	5,493	5,403	5,285	75,339
Shares vested	13,500	13,500	13,500	349,164
Shares allocated	-	-	-	67,500
Unallocated shares - end of period	292,478	286,985	281,582	276,297
Unvested allocated shares - end of period	27,000	40,500	54,000	67,500
Compensation recorded to expense	$108	$108	$143	$1,152
(a) Represents shares re-acquired from either participant sales of vested shares in order to satisfy income tax obligations or participant forfeitures.

Stock Option Plans

1996 Stock Option Plan - In November 1996, the Holding Company adopted the 1996 Stock Option Plan, which permits the Company to grant up to 4,909,781 incentive or non-qualified stock options to outside directors, officers and other employees of the Holding Company or the Bank. The Compensation Committee of the Board of Directors administers the 1996 Stock Option Plan and authorizes all option grants.

On December 26, 1996, 4,702,796 stock options were granted to outside directors, officers and certain employees under the 1996 Stock Option Plan, all of which are fully exercisable at December 31, 2004. On January 20, 2000, 224,435 stock options remaining under the 1996 Stock Option Plan were granted to officers and certain employees. All of these stock options expire on January 20, 2010. One-fifth of the shares granted to participants under this grant were exercisable by participants on January 20, 2001, 2002, 2003, 2004 and 2005, respectively. No stock options may be granted under the 1996 Stock Option Plan after December 26, 2006.

On January 21, 1999, holders of stock options which had been granted by FIBC to purchase 327,290 shares of FIBC common stock were converted into options to purchase 598,331 shares of the Holding Company's common stock (the "Converted Options"). The expiration dates on all Converted Options remained unchanged from the initial grant by FIBC, and all Converted Options were fully exercisable at December 31, 2004.

2001 Stock Option Plan - In September 2001, the Holding Company adopted the 2001 Stock Option Plan, which permits the Company to grant up to 1,771,875 incentive or non-qualified stock options to officers and other employees of the Holding Company or the Bank and 253,125 non-qualified stock options to outside directors of the Holding Company or Bank. The Compensation Committee of the Board of Directors administers the 2001 Stock Option Plan and authorizes all option grants.

On November 21, 2001, 540,447 stock options under the 2001 Stock Option Plan were granted to officers and certain employees. All of these stock options expire on November 21, 2011. One-fourth of the options under this grant become exercisable by participants on November 21, 2002, 2003, 2004 and 2005, respectively. On November 21, 2001, 67,500 stock options under the 2001 Stock Option Plan were granted to outside directors. All of these stock options expire on November 21, 2011 and became exercisable by the respective directors on November 21, 2002.

On February 1, 2003, 604,041 stock options under the 2001 Stock Option Plan were granted to officers and certain employees. All of these stock options expire on February 1, 2013. One-fourth of the options under this grant become exercisable by participants on February 1, 2004, 2005, 2006 and 2007, respectively. On February 1, 2003, 75,000 stock options under the 2001 Stock Option Plan were granted to outside directors. All of these stock options expire on February 1, 2013 and became exercisable by the respective directors on February 1, 2004.

On January 27, 2004, 632,874 stock options under the 2001 Stock Option Plan were granted to officers and certain employees. All of these stock options expire on January 27, 2014. One-fourth of the options under this grant become exercisable by participants on January 27, 2005, 2006, 2007 and 2008, respectively. On January 27, 2004, 81,000 stock options under the 2001 Stock Option Plan were granted to outside directors. All of these stock options expire on January 27, 2014 and became exercisable by the respective directors on January 27, 2005.

Combined activity related to the Stock Plans for the years ended December 31, 2004 and 2003, the six months ended December 31, 2002, and the fiscal year ended June 30, 2002 is as follows:

	At or for the Year Ended December 31,		At or for the Six Months Ended December 31	At or for the Year Ended June 30,
	2004	2003	2002	2002
Options outstanding - beginning of period	2,939,286	3,530,568	4,108,917	5,115,373
Options granted	713,873	679,041	-	607,947
Weighted average exercise price of grants	$19.90	$13.15	-	$10.91
Options exercised	971,052	1,263,244	574,074	1,610,803
Weighted average exercise price of exercised options	$4.52	$4.29	$4.25	$4.21
Options forfeited	2,672	7,079	4,275	3,600
Weighted average exercise price of forfeited options	$14.10	$12.75	$7.90	$8.53
Options outstanding - end of period	2,679,435	2,939,286	3,530,568	4,108,917
Weighted average exercise price ofoutstanding options - end of period	$11.87	$7.49	$5.27	$5.13
Remaining options available for grant under the Stock Plans	62,478	774,649	1,446,621	1,442,346
Exercisable options at end of period	1,342,518	1,913,196	3,000,000	3,372,607
Weighted average exercise price on exercisable options - end of period	$7.50	$5.15	$4.55	$4.11

Information regarding the range of exercise prices and weighted average remaining contractual life of both options outstanding and options exercisable as of December 31, 2004 is summarized as follows:

Range of Exercise Prices	Outstanding as of December 31, 2004	Exercisable as of December 31, 2004	Weighted Average Exercise Price	Weighted Average Contractual Years Remaining
$2.00 - $2.50	15,000	15,000	$2.32	1.8
$2.51 - $3.00	144,478	144,478	2.81	2.4
$4.00 - $4.50	538,141	538,141	4.30	2.0
$4.51 - $5.00	70,311	27,447	4.56	5.1
$10.50 - $11.00	547,483	414,175	10.91	6.9
$13.00-$13.50	650,710	203,277	13.16	8.1
$19.50-$20.00	713,312	-	19.90	9.1

The weighted average fair value per option at the date of grant/conversion for stock options granted/converted was estimated as follows:

	Granted Options(a)	FIBC Converted Options

Estimated fair value on date of grant/conversion	$2.48	$4.09
Pricing methodology utilized	Binomial Option/ Black- Scholes	Binomial Option
Expected life (in years)	6.4	7.5
Interest rate	5.22%	5.25%
Volatility	26.76	22.78
Dividend yield	1.93	2.00

(a) Represents weighted average values of stock options granted on December 26, 1996, January 20, 2000, November 21, 2001, February 1, 2003 and January 27, 2004.

2004 Stock Incentive Plan - In November 2004, the Company adopted the 2004 Stock Incentive Plan which permits the Company to grant up to a total 1,496,300 restricted stock awards, incentive or non-qualified stock options or stock appreciation rights to outside directors, officers and other employees of the Holding Company or the Bank. Of the total shares eligible for grant under the 2004 Stock Incentive Plan, only up to 374,075 shares may be granted as restricted stock awards. The full amount of 1,496,300 shares may be issued either fully as stock options or stock appreciation rights, or a combination thereof. The Compensation Committee of the Board of Directors administers the 2004 Stock Incentive Plan and authorizes all equity grants. As of December 31, 2004, no equity grants were issued to employees or outside Directors of the Company under the 2004 Stock Incentive Plan.

16. COMMITMENTS AND CONTINGENCIES

Mortgage Loan Commitments and Lines of Credit - At December 31, 2004 and 2003, the Bank had outstanding commitments to make real estate loans aggregating approximately $57,407 and $94,500, respectively.

At December 31, 2004, commitments to originate fixed-rate and adjustable-rate real estate loans were $7,372 and $50,035 respectively. Interest rates on fixed-rate commitments ranged between 4.50% and 7.50%. Substantially all of the Bank's commitments will expire within three months of their acceptance by the prospective borrower. A concentration risk exists with these commitments as virtually all of them involve multifamily and underlying cooperative properties located within the New York City metropolitan area.

At December 31, 2004, unused lines of credit offered on one- to four-family residential, multifamily residential and commercial real estate loans totaled $33,730. At December 31, 2004, unused commitments to extend credit related construction loans and overdraft checking accounts totaled $11,830 and $5,308, respectively.

The Bank had available at December 31, 2004 unused lines of credit with the FHLBNY totaling $100,000 expiring on September 13, 2005.

Lease Commitments - At December 31, 2004, aggregate minimum annual rental commitments on leases were as follows:

Year Ending December 31,	Amount
2005	1,004
2006	1,021
2007	1,002
2008	832
2009	821
Thereafter	3,269
Total	$7,949

Rental expense for the years ended December 31, 2004 and 2003, the six months ended December 31, 2002 and the year ended June 30, 2002 approximated $1,190, $1,117, $533, $906, respectively.

Litigation - The Company and its subsidiaries are subject to certain pending and threatened legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or in instances in which the legal proceedings are in their early stages. The Company cannot predict with certainty the actual loss or range of loss related to such legal proceedings, how or when they will be resolved, or what the ultimate settlement may be. Consequently, the Company cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possibility that a future loss will be incurred. In the opinion of management, after consultation with counsel, the resolution of all ongoing legal proceedings will not have a material adverse effect on the consolidated financial condition or results of operations of the Company. The Company accounts for potential losses related to litigation in accordance with SFAS No. 5 "Accounting for Contingencies." As of December 31, 2004 and 2003, there were no reserves provided for potential losses related to litigation matters.
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

FHLBNY Capital Stock - The fair value of FHLBNY stock is assumed to be equal to the carrying value as the stock is carried at par value and redeemable at par value by the FHLBNY.

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

MSR - The fair value of the MSR is measured by the discounted cash flows through contractual maturity.
Accrued Interest Receivable - The estimated fair value of accrued interest is its carrying amount receivable.

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

Accrued Interest Payable - The estimated fair value of accrued interest is its carrying amount payable.

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

The estimated fair values of the Company's consolidated financial instruments at December 31, 2004 and December 31, 2003 were as follows:

December 31, 2004	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$26,581	$26,581
Investment securities held-to-maturity	585	589
Investment securities available-for-sale	54,840	54,840
Mortgage-backed securities held-to-maturity	465	485
Mortgage-backed securities available-for-sale	519,420	519,420
Loans, net	2,480,771	2,512,881
Loans held for sale	5,491	5,491
MSR	2,226	2,460
Federal funds sold and short-term investments	103,291	103,291
Accrued interest receivable	12,969	12,969
FHLBNY capital stock	25,325	25,325
Liabilities:
Savings, money market, NOW, Super NOW and checking accounts	1,250,098	1,250,098
Certificates of deposit	959,951	959,211
Escrow and other deposits	48,284	48,284
Borrowed funds	809,249	818,484
Accrued interest payable	3,996	3,996
Off Balance Sheet
Commitments to extend credit	-	(357)

December 31, 2003	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$24,073	$24,073
Investment securities held-to-maturity	710	718
Investment securities available-for-sale	37,107	37,107
Mortgage-backed securities held-to-maturity	770	822
Mortgage-backed securities available-for-sale	461,967	461,967
Loans, net	2,175,572	2,223,654
Loans held for sale	2,050	2,050
MSR	1,995	1,995
Federal funds sold and short-term investments	95,286	95,286
Accrued interest receivable	12,030	12,030
FHLBNY capital stock	26,700	26,700
Liabilities:
Savings, money market, NOW, Super NOW and checking accounts	1,241,328	1,241,328
Certificates of deposit	800,350	806,565
Escrow and other deposits	39,941	39,941
Borrowed funds	571,675	591,380
Accrued interest payable	2,850	2,850
Off Balance Sheet
Commitments to extend credit	-	(717)

18. TREASURY STOCK

The Holding Company purchased 1,987,529 shares, 1,612,500 shares, 818,250 shares, and 1,125,786 shares of its common stock into treasury during the years ended December 31, 2004 and 2003, the six months ended December 31, 2002 and the year ended June 30, 2002, respectively. All shares were purchased in accordance with applicable regulations of the OTS and the Securities and Exchange Commission.

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

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). The Bank's primary regulatory agency, the OTS, requires that the Bank maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, and total risk-based capital (as defined in the regulations) of 8%. In addition, insured institutions in the strongest financial and managerial condition, with a rating of one (the highest rating of the OTS under the Uniform Financial Institutions Rating System) are required to maintain a Leverage Capital Ratio (the "Leverage Capital Ratio") of not less than 3.0% of total assets. For all other banks, the minimum Leverage Capital Ratio requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the institution. The Bank is also subject to prompt corrective action requirement regulations promulgated by the Federal Deposit Insurance Corporation. These regulations require the Bank to maintain a minimum of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations). As of December 31, 2004, the Bank satisfied all capital adequacy requirements to which it is subject.

As of December 31, 2004 and 2003, the Bank satisfied all criteria necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of December 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$256,955	7.88%	$48,937	1.5%	N/A	N/A
Leverage capital	256,955	7.88	130,498	4.0%	N/A	N/A
Total risk-based capital (to risk weighted assets)	261,835	12.83	163,247	8.0%	$204,058	10.00%
Tier I risk-based capital (to risk weighted assets)	246,292	12.07	N/A	N/A	122,435	6.00
Tier I leverage capital (to average assets)	256,955	7.82	N/A	N/A	163,123	5.00

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of December 31, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$231,096	7.97%	$43,492	1.5%	N/A	N/A
Leverage capital	231,096	7.97	115,979	4.0	N/A	N/A
Total risk-based capital (to risk weighted assets)	240,809	15.03	128,144	8.0	$160,180	10.00%
Tier I risk-based capital (to risk weighted assets)	225,791	14.43	N/A	N/A	96,108	6.00
Tier I leverage capital (to average assets)	231,096	7.55	N/A	N/A	152,980	5.00

The following is a reconciliation of GAAP capital to regulatory capital for the Bank:

	At December 31, 2004			At December 31, 2003
	Tangible Capital	Leverage Capital	Risk-Based Capital	Tangible Capital	Leverage Capital	Risk-Based Capital
GAAP capital	$309,190	$309,190	$309,190	$286,620	$286,620	$286,620
Non-allowable assets:
Core deposit intangible	(48)	(48)	(48)	(873)	(873)	(873)
Loan servicing asset	(250)	(250)	(250)	(227)	(227)	(227)
Accumulated other comprehensive income	3,701	3,701	3,701	1,214	1,214	1,214
Goodwill	(55,638)	(55,638)	(55,638)	(55,638)	(55,638)	(55,638)
Adjustment for recourse provision on loans sold	-	-	(10,663)	-	-	(5,305)
Tier 1 risk-based capital	256,955	256,955	246,292	231,096	231,096	225,791
General valuation allowance	-	-	15,543	-	-	15,018
Total risk-based capital	256,955	256,955	261,835	231,096	231,096	240,809
Minimum capital requirement	48,937	130,498	163,247	43,492	115,979	128,144
Regulatory capital excess	$208,018	$126,457	$98,588	$187,604	$115,117	$112,665

20. CHANGE IN FISCAL YEAR END

Effective July 1, 2002, the Company and Bank changed their fiscal years from a twelve month period ending June 30th to a twelve month period ending December 31st. The Company's consolidated financial statements include the six-month transition period from July 1, 2002 to December 31, 2002.

The following table presents certain financial information for the fiscal years ended December 31, 2004 and 2003, the unaudited year ended December 31, 2002, information for the six month transition period ended December 31, 2002, and the unaudited six-months ended December 31, 2001.

	Year Ended December 31,			Six Months Ended December 31,
	2004	2003	2002 (Unaudited)	2002	2001 (Unaudited)
Total interest income	$163,621	$169,115	$181,914	$90,469	$93,136
Total interest expense	67,776	71,063	91,790	43,278	53,732
Net interest income	95,845	98,052	90,124	47,191	39,404
Provision for loan losses	280	288	240	120	120
Total non-interest income	20,513	25,122	19,999	10,765	5,603
Total non-interest expense	42,407	40,809	38,696	20,368	17,103
Income before income taxes	73,671	82,077	71,187	37,468	27,784
Income tax expense	27,449	30,801	26,565	14,008	10,269
Net income	$46,222	$51,276	$44,622	$23,460	$17,515
Earnings per Share:
Basic	$1.31	$1.43	$1.23	$0.65	$0.49
Diluted	1.28	1.37	1.17	0.62	0.47
Weighted average basic shares outstanding	35,318,858	35,922,777	36,312,153	36,287,111	35,397,116
Weighted average diluted shares outstanding	36,212,000	37,350,257	38,008,592	37,864,188	37,426,050
Dividends declared per common share	$0.55	$0.41	$0.29	$0.16	$0.12

21. UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following represents the unaudited consolidated results of operations for each of the quarters during the fiscal years ended December 31, 2004 and 2003, the six months ended December 31, 2002, and the fiscal year ended June 30, 2002.

For the three months ended	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Net interest income	$24,116	$23,874	$24,053	$23,802
Provision for loan losses	60	60	60	100
Net interest income after provision for loan losses	24,056	23,814	23,993	23,702
Non-interest income	5,617	6,732	4,498	3,666
Non-interest expense	10,365	10,552	10,490	11,000
Income before income taxes	19,308	19,994	18,001	16,368
Income tax expense	6,968	7,588	6,755	6,138
Net income	$12,340	$12,406	$11,246	$10,230
Earnings per share (1):
Basic	$0.35	$0.35	$0.32	$0.29
Diluted	$0.33	$0.34	$0.31	$0.29

For the three months ended	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Net interest income	$26,269	$25,604	$25,480	$20,699
Provision for loan losses	60	60	88	80
Net interest income after provision for loan losses	26,209	25,544	25,392	20,619
Non-interest income	5,365	4,754	9,406	5,597
Non-interest expense	9,669	9,696	9,769	11,675
Income before income taxes	21,905	20,602	25,029	14,541
Income tax expense	8,268	8,005	9,857	4,671
Net income	$13,637	$12,597	$15,172	$9,870
Earnings per share (1):
Basic	$0.38	$0.35	$0.43	$0.27
Diluted	$0.37	$0.34	$0.41	$0.27

For the three months ended	September 30, 2002	December 31, 2002
Net interest income	$24,223	$22,968
Provision for loan losses	60	60
Net interest income after provision for loan losses	24,163	22,908
Non-interest income	3,490	7,275
Non-interest expense	10,127	10,241
Income before income taxes	17,526	19,942
Income tax expense	6,598	7,410
Net income	$10,928	$12,532
Earnings per share (1):
Basic	$0.30	$0.35
Diluted	$0.29	$0.33

For the three months ended	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002
Net interest income	$18,956	$20,448	$22,050	$20,883
Provision for loan losses	60	60	60	60
Net interest income after provision for loan losses	18,896	20,388	21,990	20,823
Non-interest income	2,587	3,016	3,212	6,022
Non-interest expense	8,322	8,781	8,886	9,442
Income before income taxes	13,161	14,623	16,316	17,403
Income tax expense	4,837	5,432	6,161	6,396
Net income	$8,324	$9,191	$10,155	$11,007
Earnings per share (1):
Basic	$0.23	$0.26	$0.28	$0.30
Diluted	$0.22	$0.25	$0.27	$0.29

(1) The quarterly earnings per share amounts, when added, may not coincide with the full fiscal year earnings per share reported on the Consolidated Statement of Operations due to differences in the computed weighted average shares outstanding as well as rounding differences.

22. CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following statements of condition as of December 31, 2004 and 2003, and the related statements of operations and cash flows for the years ended December 31, 2004 and 2003, the six months ended December 31, 2002 and the year ended June 30, 2002, reflect the Holding Company's investment in its wholly-owned subsidiaries, the Bank and 842 Manhattan Avenue Corp., using the equity method of accounting:

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	At December 31,	At December 31,
	2004	2003
ASSETS:
Cash and due from banks	$962	$896
Investment securities available-for-sale	18,886	7,936
Mortgage-backed securities available-for-sale	3,341	5,166
Federal funds sold and short term investments	36,951	3,753
ESOP loan to subsidiary	4,749	5,202
Investment in subsidiaries	309,492	286,913
Other assets	6,818	587
Total assets	$381,199	$310,453

LIABILITIES AND STOCKHOLDERS' EQUITY:
Subordinated notes payable	$25,000	$25,000
Trust Preferred securities payable	72,165	-
Other liabilities	2,313	1,534
Stockholders' equity	281,721	283,919
Total liabilities and stockholders' equity	$381,199	$310,453

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Fiscal Year Ended December 31,		Six Months Ended December 31,	Fiscal Year Ended June 30,
	2004	2003	2002	2002
Net interest loss	$(5,054)	$(1,308)	$(473)	$(654)
Dividends received from Bank	30,000	35,000	15,000	13,500
Non-interest income	377	1	-	2,015
Non-interest expense	(638)	(701)	(528)	(741)
Income before income taxes and equity in undistributed earnings of direct subsidiaries	24,685	32,992	13,999	14,120
Income tax credit (expense)	2,373	697	458	(240)
Income before equity in undistributed earnings of direct subsidiaries	27,058	33,689	14,457	13,880
Equity in undistributed earnings of subsidiaries	19,164	17,587	9,003	24,797
Net income	$46,222	$51,276	$23,460	$38,677

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 31,		Six Months Ended December 31,	Fiscal Year Ended June 30,
	2004	2003	2002	2002
Cash flows from Operating Activities:
Net income	$46,222	$51,276	$23,460	$38,677
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of direct subsidiaries	(19,164)	(17,587)	(9,003)	(24,797)
Gain on sale of assets	(258)	-	-	(2,004)
Net (amortization) accretion of (premium) discount on securities available-for-sale	(432)	6	15	91
Decrease (Increase) in other assets	(6,231)	585	(137)	151
Increase (Decrease) in other liabilities	700	584	224	(19)
Net cash provided by operating activities	20,837	34,864	14,559	12,099

Cash flows from Investing Activities:
(Increase) Decrease in federal funds sold and short-term investments	(33,198)	(996)	(868)	9,156
Proceeds from sale of investment securities available-for-sale	2,959	-	-	4,582
Proceeds from transfer of securities	-	270	243	-
Purchases of investment securities available-for-sale	(12,999)	(323)	(319)	(1,196)
Principal repayments on mortgage-backed securities available-for-sale	1,790	3,873	2,775	12,726
Principal repayments on ESOP loan	453	459	467	474
Net cash (used in) provided by investing activities	(40,995)	3,283	2,298	25,742

Cash flows from Financing Activities:
Issuance of common stock	9	8	4	10
Cash disbursed in payment of stock dividend	(12)	-	-	(17)
Decrease in securities sold under agreement to repurchase	-	-	(2,000)	(19,325)
Proceeds from issuance of trust preferred securities	72,165	-	-	-
Common stock issued for exercise of stock options and tax benefits of RRP shares	4,007	5,316	2,439	6,689
Cash dividends paid to stockholders	(19,743)	(15,801)	(6,205)	(9,867)
Purchase of treasury stock	(38,198)	(26,828)	(11,769)	(14,690)
Benefit plan payments reimbursed by Subsidiary	1,996	-	-	-
Net cash provided by (used in) financing activities	20,224	(37,305)	(17,531)	(37,200)

Net increase (decrease) in cash and due from banks	66	842	(674)	641
Cash and due from banks, beginning of period	896	54	728	87
Cash and due from banks, end of period	$962	$896	$54	$728

* * * * *

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
4.7
Second Amended and Restated Declaration of Trust, dated as of July 29, 2004, by and among Wilmington Trust
   Company, as Delaware Trustee, Wilmington Trust Company as Institutional Trustee, Dime Community Bancshares,
   Inc., as Sponsor, the Administrators of Dime Community Capital Trust I and the holders from time to time of undivided beneficial interests in the assets of Dime Community Capital Trust I (8)

4.8	Indenture, dated as of March 19, 2004, between Dime Community Bancshares, Inc. and Wilmington Trust Company, as trustee (8)
4.9
Series B Guarantee Agreement, dated as of July 29, 2004, executed and delivered by Dime Community Bancshares,
   Inc., as Guarantor and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders from time to time of the Series B Capital Securities of Dime Community Capital Trust I (8)

10.1	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Vincent F. Palagiano (4)
10.2	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Michael P. Devine (4)
10.3	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Kenneth J. Mahon (4)
10.4	Employment Agreement between Dime Community Bancorp, Inc. and Vincent F. Palagiano (9)
10.5	Employment Agreement between Dime Community Bancorp, Inc. and Michael P. Devine (9)
10.6	Employment Agreement between Dime Community Bancorp, Inc. and Kenneth J. Mahon (9)
10.7	Form of Employee Retention Agreement by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain officers (4)
10.8	The Benefit Maintenance Plan of Dime Community Bancorp, Inc. (5)
10.9	Severance Pay Plan of The Dime Savings Bank of Williamsburgh (4)
10.10	Retirement Plan for Board Members of Dime Community Bancorp, Inc. (5)
10.11	Dime Community Bancorp, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees, as amended by amendments number 1 and 2 (5)
10.12	Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc., as amended by amendments number 1 and 2 (5)
10.13	Form of stock option agreement for Outside Directors under Dime Community Bancshares, Inc. 1996 and 2001 Stock Option Plans for Outside Directors, Officers and Employees. (5)
10.14	Form of stock option agreement for officers and employees under Dime Community Bancshares, Inc. 1996 and 2001 Stock Option Plans for Outside Directors, Officers and Employees (5)
10.15	Form of award notice for outside directors under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc. (5)
10.16	Form of award notice for officers and employees under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc. (5)
10.17	Financial Federal Savings Bank Incentive Savings Plan in RSI Retirement Trust (6)
10.18	Financial Federal Savings Bank Employee Stock Ownership Plan (6)
10.19
Option Conversion Certificates between Dime Community Bancshares, Inc. and each of Messrs: Russo, Segrete,
   Calamari, Latawiec, O'Gorman, and Ms. Swaya pursuant to Section 1.6(b) of the Agreement and Plan of Merger,
   dated as of July 18, 1998 by and between Dime Community Bancshares, Inc. and Financial Bancorp, Inc. (6)

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (7)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees
14	Code of Business Ethics
21	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

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

(7) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003.

        (8) Incorporated by reference to Exhibits to the registrant’s Registration Statement No. 333-117743 on Form S-4 filed on July 29, 2004.

        (9) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 15, 2004.