Form 10-Q
period 2005-03-31
DIME COMMUNITY BANCSHARES INC
filed 2005-05-10
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
OR

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
YES X NO ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES   X    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at May 6, 2005
$.01 Par Value	37,201,195

	PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Financial Condition at March 31, 2005 and December 31, 2004	3
	Consolidated Statements of Operations for the Three-Month Periods Ended March 31, 2005 and 2004	4
	Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended March 31, 2005 and 2004 and Statements of Comprehensive Income for the Three-Month Periods Ended March 31, 2005 and 2004	5
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004	6
	Notes to Consolidated Financial Statements	7-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23-25
Item 4.	Controls and Procedures	25

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	26
Item 6.	Exhibits	26-27
	Signatures	28

Item 1. Financial Statements (Unaudited)

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)
	March 31, 2005	December 31, 2004
ASSETS:
Cash and due from banks	$25,575	$26,581
Federal funds sold and short-term investments	117,507	103,291
Encumbered investment securities held-to-maturity (estimated fair value of $588 and $589 at March 31, 2005 and December 31, 2004, respectively)	585	585
Unencumbered investment securities available-for-sale	92,568	54,840
Mortgage-backed securities held-to-maturity (estimated fair value of $428 and $485 at March 31, 2005 and December 31, 2004, respectively):
Encumbered	149	166
Unencumbered	266	299
	415	465
Mortgage-backed securities available-for-sale:
Encumbered	239,137	235,401
Unencumbered	243,258	284,019
	482,395	519,420
Loans:
Real estate	2,474,894	2,493,398
Other loans	2,650	2,916
Less allowance for loan losses	(15,230)	(15,543)
Total loans, net	2,462,314	2,480,771
Loans held for sale	1,290	5,491
Premises and equipment, net	16,648	16,652
Federal Home Loan Bank of New York capital stock	25,325	25,325
Goodwill	55,638	55,638
Other assets	90,132	88,207
Total Assets	$3,370,392	$3,377,266
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,072,885	$2,116,825
Non-interest bearing deposits	95,088	93,224
Total deposits	2,167,973	2,210,049
Escrow and other deposits	78,546	48,284
Securities sold under agreements to repurchase	205,584	205,584
Federal Home Loan Bank of New York advances	506,500	506,500
Subordinated notes payable	25,000	25,000
Trust Preferred securities payable	72,165	72,165
Other liabilities	31,854	27,963
Total Liabilities	3,087,622	3,095,545
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at March 31, 2005 and December 31, 2004)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 50,289,996 shares and 50,111,988 shares issued at March 31, 2005 and December 31, 2004, respectively, and 37,190,852 shares and 37,165,740 shares outstanding at March 31, 2005 and December 31, 2004, respectively)	503	501
Additional paid-in capital	199,269	198,183
Retained earnings	264,140	258,237
Accumulated other comprehensive loss, net of deferred taxes	(6,158)	(3,228)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(4,726)	(4,749)
Unearned and unallocated common stock of Recognition and Retention Plan ("RRP")	(3,071)	(2,612)
Common stock held by Benefit Maintenance Plan ("BMP")	(7,348)	(7,348)
Treasury stock, at cost (13,099,144 shares and 12,946,248 shares at March 31, 2005 and December 31, 2004, respectively)	(159,839)	(157,263)
Total Stockholders' Equity	282,770	281,721
Total Liabilities And Stockholders' Equity	$3,370,392	$3,377,266
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2005	2004
Interest income:
Loans secured by real estate	$34,848	$33,615
Other loans	32	63
Mortgage-backed securities	4,490	4,712
Investment securities	606	312
Other	954	343
Total interest income	40,930	39,045

Interest expense:
Deposits and escrow	9,381	9,004
Borrowed funds	8,573	5,925
Total interest expense	17,954	14,929
Net interest income	22,976	24,116
Provision for loan losses	60	60
Net interest income after provision for loan losses	22,916	24,056

Non-interest income:
Service charges and other fees	1,408	1,560
Net gain on sales of loans	135	60
Net gain on sales and redemptions of securities	-	516
Income from Bank owned life insurance	477	504
Prepayment fee income	1,585	2,543
Other	449	434
Total non-interest income	4,054	5,617

Non-interest expense:
Salaries and employee benefits	5,035	4,683
ESOP and RRP compensation expense	572	1,033
Occupancy and equipment	1,336	1,263
Federal deposit insurance premiums	84	84
Data processing costs	413	700
Other	2,318	2,602
Total non-interest expense	9,758	10,365

Income before income taxes	17,212	19,308
Income tax expense	6,341	6,968
Net income	$10,871	$12,340

Earnings per Share:
Basic	$0.31	$0.35
Diluted	$0.30	$0.33
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands)
	Three Months Ended March 31,
	2005	2004
Common Stock (Par Value $0.01):
Balance at beginning of period	$501	$492
Shares issued in exercise of options	2	3
Balance at end of period	503	495

Additional Paid-in Capital:
Balance at beginning of period	198,183	185,991
Cash paid for fractional shares of stock dividend	-	(12)
Stock options exercised	696	1,345
Tax Benefit of benefit plans	-	1,450
RRP shares acquired from treasury	103	-
Amortization of excess fair value over cost - ESOP stock	287	656
Balance at end of period	199,269	189,430

Retained earnings:
Balance at beginning of period	258,237	231,771
Net income for the period	10,871	12,340
Cash dividends declared and paid	(4,968)	(4,836)
Balance at end of period	264,140	239,275

Accumulated other comprehensive income:
Balance at beginning of period	(3,228)	(846)
Change in other comprehensive (loss) income during the period, net of deferred taxes	(2,930)	2,367
Balance at end of period	(6,158)	1,843

Employee Stock Ownership Plan:
Balance at beginning of period	(4,749)	(5,202)
Amortization of earned portion of ESOP stock	23	113
Balance at end of period	(4,726)	(5,089)

Recognition and Retention Plan:
Balance at beginning of period	(2,612)	(2,617)
Common stock acquired by RRP	(491)	-
Amortization of earned portion of RRP stock	32	27
Balance at end of period	(3,071)	(2,590)

Treasury Stock:
Balance at beginning of period	(157,263)	(120,086)
Common stock acquired by RRP	388	-
Purchase of treasury shares, at cost	(2,964)	(21,524)
Balance at end of period	(159,839)	(141,610)

Common Stock Held by Benefit Maintenance Plan
Balance at end of period	(7,348)	(5,584)

Statements of Comprehensive Income
Net Income	$10,871	$12,340
Reclassification adjustment for securities sold, net of benefit of $237 during the three months ended March 31, 2004	-	(278)
Net unrealized securities (losses) arising during the period, net of taxes of $(2,253) and $2,496 during the three months ended March 31, 2005 and 2004, respectively	(2,930)	2,645
Comprehensive Income	$7,941	$14,707
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,871	$12,340
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on investment and mortgage backed securities sold	-	(516)
Net gain on sale of loans held for sale	(135)	(60)
Net depreciation and amortization	849	1,079
ESOP and RRP compensation expense	342	797
Provision for loan losses	60	60
Origination of loans held for sale	(39,760)	(4,615)
Proceeds from sale of loans held for sale	44,096	6,555
Decrease (Increase) in other assets	507	(12,966)
Increase in other liabilities	3,889	5,514
Net cash provided by operating activities	20,719	8,188
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in other short term investments	(14,216)	1,670
Proceeds from maturities of investment securities available-for-sale	-	5,000
Proceeds from sales of investment securities available-for-sale	-	2,959
Proceeds from sales of mortgage backed securities available-for-sale	-	18,172
Purchases of investment securities available-for-sale	(38,050)	(15,038)
Purchases of mortgage backed securities available-for-sale	-	(338,673)
Principal collected on mortgage backed securities held-to-maturity	50	82
Principal collected on mortgage backed securities available-for-sale	31,470	35,018
Net decrease (increase) in loans	18,397	(96,854)
Purchases of premises and equipment	(329)	(627)
Redemption of Federal Home Loan Bank stock	-	500
Net cash used in investing activities	(2,678)	(387,791)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in due to depositors	(42,076)	230,989
Net increase in escrow and other deposits	30,263	22,555
Increase in securities sold under agreements to repurchase	-	88,137
Decrease in FHLBNY Advances	-	(10,000)
Increase in Trust Preferred Securities payable	-	72,165
Cash dividends paid	(4,968)	(4,836)
Cash disbursed for the payment of the stock dividend	-	(12)
Stock options exercised and tax benefits of RRP	698	2,798
Purchase of treasury stock	(2,964)	(21,524)
Net cash (used in) provided by financing activities	(19,047)	380,272
(DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(1,006)	669
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	26,581	24,073
CASH AND DUE FROM BANKS, END OF PERIOD	$25,575	$24,742
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,415	$6,576
Cash paid for interest	16,905	14,322
(Decrease) Increase in accumulated other comprehensive or loss	(2,930)	2,367
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF OPERATIONS

Dime Community Bancshares, Inc. (the "Holding Company," and together with its direct and indirect subsidiaries, the "Company") is a Delaware corporation and parent company of The Dime Savings Bank of Williamsburgh (the "Bank"), a federally-chartered stock savings bank. The Holding Company's direct subsidiaries are the Bank and 842 Manhattan Avenue Corp. The Bank's direct subsidiaries are Havemeyer Equities Corp. (''HEC''), Boulevard Funding Corp., Havemeyer Investments, Inc., DSBW Residential Preferred Funding Corp. and Dime Reinvestment Corp. HEC has one direct subsidiary, DSBW Preferred Funding Corporation.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of March 31, 2005, and the results of operations, changes in stockholders' equity, comprehensive income and cash flows for the three-month periods ended March 31, 2005 and 2004. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2005. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

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

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2004 and notes thereto.

3. TREASURY STOCK

During the three months ended March 31, 2005, the Holding Company repurchased 184,700 shares of its common stock into treasury. All shares repurchased were recorded at the acquisition cost, which totaled $3.0 million during the three months ended March 31, 2005.

On March 17, 2005, 31,804 shares of the Company's common stock were released from treasury in order to fulfill benefit obligations calculated under the 2004 Stock Incentive Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc. The closing price of the Company's common stock on that date was $15.44. The shares were released utilizing the average historical cost method.

4. ACCOUNTING FOR GOODWILL

The Company has designated the last day of its fiscal year as its annual date for impairment testing. The Company performed an impairment test as of December 31, 2004 and concluded that no impairment of goodwill existed. No events have occurred nor have circumstances changed subsequent to December 31, 2004 that would reduce the fair value of the Company's reporting unit below its carrying value. Such events or changes in circumstances would require an immediate impairment test to be performed in accordance with SFAS No. 142.

Aggregate amortization expense related to the core deposit intangible was $48,000 for the three months ended March 31, 2005 and $206,000 for the three months ended March 31, 2004. The core deposit intangible was fully amortized as of March 31, 2005.

5. EARNINGS PER SHARE ("EPS")

EPS is calculated and reported in accordance with SFAS No. 128, "Earnings Per Share.'' SFAS No. 128 requires disclosure of basic EPS and diluted EPS for entities with complex capital structures on the face of the income statement, along with a reconciliation of the numerator and denominator of basic and diluted EPS.

Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period (weighted average common shares are adjusted to include vested RRP shares and allocated ESOP shares). Diluted EPS is computed using the same method as basic EPS, however, the computation reflects the potential dilution that would occur if unvested RRP shares became vested and stock options were exercised and converted into common stock.

The following is a reconciliation of the numerator and denominator of basic EPS and diluted EPS for the periods presented:

	Three Months Ended March 31,
	2005	2004
(Dollars in thousands, except per share amounts)
Numerator:
Net Income per the Consolidated Statement of Operations	$10,871	$12,340
Denominator:
Weighted average number of shares outstanding utilized in the calculation of basic EPS	35,197,291	35,691,801

Unvested shares of RRP	32,301	40,500
Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options	528,400	1,130,959
Weighted average number of shares outstanding utilized in the calculation of diluted EPS	35,757,992	36,863,260

Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options are calculated based upon the excess of the average market value of the Company's common stock over the exercise price of outstanding options.

6. ACCOUNTING FOR STOCK BASED COMPENSATION

The Holding Company and Bank maintain the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc. ("RRP"), the Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees (the "1996 Stock Option Plan"), the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (the "2001 Stock Option Plan") and the Dime Community Bancshares, Inc. 2004 Stock Incentive Plan (the "2004 Stock Incentive Plan," and collectively the "Stock Plans"); which are discussed more fully in Note 15 to the Company's consolidated audited financial statements for the year ended December 31, 2004, and which are subject to the accounting requirements of SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosures, an Amendment of FASB Statement No. 123" (collectively "SFAS 123"). SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company accounts for stock-based compensation under the Stock Plans using the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Accordingly, no stock-based compensation cost has been reflected in net income for stock options, since, for all options granted under the Stock Plans, the market value of the underlying common stock on the date of grant equaled the exercise price of the common stock.

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. See Note 15 to the Company's consolidated audited financial statements for the year ended December 31, 2004.

In accordance with APB 25, compensation expense related to the RRP is recorded for all shares earned by participants during the period at the average historical acquisition cost of all allocated RRP shares.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment", ("SFAS 123R"), that addresses the accounting for share-based payment transactions (e.g., stock options and awards of restricted stock) in which an employer receives employee services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. The proposed statement, if adopted as proposed, would eliminate APB 25 and generally require that such transactions be accounted for using a fair-value-based method and the recording of compensation expense rather than optional pro forma disclosure. Adoption of SFAS 123R is required for fiscal year beginning after June 15, 2005. Management of the Company is evaluating the impact of adoption of SFAS 123R upon its consolidated financial position and results of operations.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the Stock Plans:

	Three Months Ended March 31,
	2005	2004
(Dollars in thousands, except per share amounts)
Net income, as reported	$10,871	$12,340
Less: Excess stock-based compensation expense determined under the fair value method over the stock-based compensation recorded for all plans, net of applicable taxes	(388)	(420)
Pro forma net income	$10,483	$11,920

Earnings per share
Basic, as reported	$0.31	$0.35
Basic, pro forma	0.30	0.33

Diluted, as reported	$0.30	$0.33
Diluted, pro forma	0.29	0.32

7. UNREALIZED LOSSES ON INVESTMENT AND MORTGAGE-BACKED SECURITIES
The following table summarizes the gross unrealized losses and fair value of investment securities and mortgage-backed securities available-for-sale as of March 31, 2005, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
			(Dollars in Thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Obligations of U.S. Government corporations and agencies	$37,986	$64	-	-	$37,986	$64
Corporate securities	6,806	203	17,363	636	24,169	839
Equity securities	-	-	2,741	239	2,741	239
Fannie Mae pass-through certificates	12,704	316	12,141	324	24,845	640
Collateralized Mortgage Obligations	124,343	2,647	314,396	8,301	438,739	10,948
	$181,839	$3,230	$346,641	$9,500	$528,480	$12,730

Management believes that the unrealized losses were temporary at March 31, 2005. In making this determination, management considered the severity and duration of the loss, as well as its intent to hold the security until the loss is recovered. As of March 31, 2005, no other investment or mortgage-backed securities ("MBS") possessed unrealized losses for twelve consecutive months or more.

The aggregate amount of held-to-maturity investment securities and MBS carried at historical cost was $1.0 million as of March 31, 2005. No individual security that was carried at historical cost possessed an unrealized loss as of March 31, 2005.

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

Forward-looking statements are based upon various assumptions and analyses made by the Company in light of management's experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company's control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond the Company’s control;
•	there may be increases in competitive pressure among financial institutions or from non-financial institutions;
•	changes in the interest rate environment may reduce interest margins;
•	changes in deposit flows, loan demand or real estate values may adversely affect the business of the Bank;
•	changes in accounting principles, policies or guidelines may cause the Company’s financial condition to be perceived differently;
•	changes in corporate and/or individual income tax laws may adversely affect the Company's financial condition or results of operations;
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

General

Dime Community Bancshares, Inc. is a Delaware corporation and parent company of the Bank, a federally-chartered stock savings bank. The Bank maintains its headquarters in the Williamsburg section of the borough of Brooklyn, New York and operates twenty full-service retail banking offices located in the New York City boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York. The Bank’s principal business has been, and continues to be, gathering deposits from customers within its market area, and investing those deposits primarily in multifamily residential mortgage loans, commercial real estate loans, one- to four-family residential mortgage loans, construction loans, consumer loans, mortgage-backed securities (“MBS”), obligations of the U.S. Government and Government Sponsored Entities (“GSEs”), and corporate debt and equity securities.

Executive Summary

The Holding Company’s primary business is the operation of the Bank. The Company’s consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Bank additionally generates non-interest income such as service charges and other fees, as well as income associated with the Bank’s purchase of Bank Owned Life Insurance. Non-interest expense primarily consists of employee compensation and benefits, federal deposit insurance premiums, data processing fees, marketing expenses and other operating expenses. The Company’s consolidated results of operations are also significantly affected by general economic and competitive conditions (particularly fluctuations in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

The Bank’s primary strategy is generally to increase its household and deposit market shares in the communities which it serves. The Bank also seeks to increase its product and service utilization for each individual depositor. In addition, the Bank’s primary strategy includes the origination of, and investment in, mortgage loans, with an emphasis on multifamily residential and commercial real estate loans. Recently, the Bank has increased its portfolio of loans secured by mixed-use properties typically comprised of ground level commercial units and residential apartments on the upper floors.

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

The continued low interest rate on loans during the three months ended March 31, 2005 coupled with increases in short-term interest rates during the period June 2004 through March 2005 resulted in a decreased average yield on interest earning assets and an increased average cost of interest bearing liabilities during the March 2005 quarter. Additionally, the 7.0% coupon trust preferred borrowing issued by the Company in March 2004 added to interest expense on borrowed funds during the three months ended March 31, 2005. As a result, both the net interest spread and the net interest margin declined during the three months ended March 31, 2005 when compared to the three months ended March 31, 2004. Also contributing to the decline in net income during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was a $958,000 decline in multifamily residential and commercial real estate loan prepayment fees.

Selected Financial Highlights and Other Data
(Dollars in thousands except per share amounts)

	For the Three Months
	Ended March 31,
	2005	2004
Performance and Other Selected Ratios:
Return on Average Assets	1.30%	1.60%
Return on Average Stockholders' Equity	15.47	17.72
Stockholders' Equity to Total Assets	8.39	8.18
Tangible Equity to Total Tangible Assets	7.01	6.57
Loans to Deposits at End of Period	114.34	100.65
Loans to Earning Assets at End of Period	77.52	71.38
Net Interest Spread	2.59	3.05
Net Interest Margin	2.87	3.29
Average Interest Earning Assets to Average Interest Bearing Liabilities	110.71	111.46
Non-Interest Expense to Average Assets	1.16	1.34
Efficiency Ratio	36.28	35.55
Effective Tax Rate	36.84	36.09
Dividend Payout Ratio	46.07	40.40
Per Share Data:
Reported EPS (Diluted)	$0.30	$0.33
Cash Dividends Paid Per Share	0.14	0.13
Stated Book Value	7.60	7.37
Tangible Book Value	6.27	5.82
table continued on next page

For the Three Months
Ended March 31,
2005	2004
Asset Quality Summary:
Net (Recoveries) Charge-offs	$(1)	$30
Non-performing Loans	2,712	1,381
Non-performing Loans/Total Loans	0.11%	0.06%
Non-performing Assets/Total Assets	0.08	0.04
Allowance for Loan Loss/Total Loans	0.61	0.66
Allowance for Loan Loss/Non-performing Loans	561.68	1,085.59
Regulatory Capital Ratios: (Bank Only)
Tangible Capital	8.23%	7.16%
Leverage Capital	8.23	7.16
Total Risk-based capital	13.13	14.40
Earnings to Fixed Charges Ratios
Including Interest on Deposits	1.96x	2.29x
Excluding Interest on Deposits	3.01	4.26

Critical Accounting Policies

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policies with respect to the methodologies it uses to determine the allowance for loan losses, the valuation of MSRs, asset impairment judgments (including the valuation of goodwill and other intangible assets, and other than temporary declines in the valuation of securities), and loan income recognition are the Company’s most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a high degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material variations in the Company's results of operations or financial condition.

The following is a description of the Company's critical accounting policies and an explanation of the methods and assumptions underlying their application. These policies and their application are reviewed periodically and at least annually with the Audit Committee of the Holding Company.

Allowance for Loan Losses. The loan loss reserve methodology consists of several key components, including a review of the two elements of the Bank's loan portfolio, classified loans [i.e., non-performing loans, troubled-debt restructuring and impaired loans under SFAS No. 114 "Accounting By Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure an Amendment of FASB Statement No. 114" ("Amended SFAS 114")] and performing loans.

Factors considered in determining the appropriateness of the allowance for loan losses for both classified and performing loans include the Bank's past loan loss experience, known and inherent risks in the portfolio, existing adverse situations which may affect the ability of borrowers to repay, estimated value of underlying collateral and current economic conditions in the Bank's lending area. Management uses available information to estimate losses on loans, however, future additions to, or reductions in, the allowance may be necessary based on changes in economic conditions beyond management's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to, or reductions in, the allowance based on judgments different from those of management.

GAAP requires the Bank to maintain an appropriate allowance for loan losses. Management believes that the Bank maintains its allowance for loan losses at appropriate levels, however, adjustments may be necessary if future economic, market or other conditions differ from the current operating environment. Although the Bank believes it utilizes the most reliable information available, the level of the allowance for loan losses remains an estimate subject to significant judgment. These evaluations are inherently subjective because, although based upon objective data, it is management's interpretation of that data that determines the amount of the appropriate allowance. The Company, therefore, periodically reviews the actual performance and charge-off of its portfolio and compares them to the previously determined allowance coverage percentages. In so doing, the Company evaluates the impact that the previously mentioned variables may have on the portfolio to determine whether or not changes should be made to the assumptions and analyses.

Performing Loans

 At March 31, 2005, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio. Performing loans are reviewed at least quarterly based upon the premise that there are losses inherent within the loan portfolio that have not been identified as of the review date. The Bank thus calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage and applying it to its performing loans. In deriving the expected loan loss percentage, the Bank considers the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multifamily residential, commercial real estate, cooperative apartment, construction or consumer); the underwriting history of the loan (i.e., whether it was underwritten by the Bank or a predecessor institution acquired by the Bank and, therefore, originally subjected to different underwriting criteria); both the current condition and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data to derive the expected loan loss percentages); the level of, and trend in, non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by real estate properties located in the New York City metropolitan area) or specific industry conditions within the portfolio segments. Since these criteria affect the expected loan loss percentages that are applied to performing loans, changes in any of them will effect the amount of the allowance and the provision for loan losses. The Bank applied the process of determining the allowance for loan losses consistently throughout the three months ended March 31, 2005 and 2004.

Classified Loans

 Federal regulations and Bank policy require that loans possessing certain weaknesses be classified as Substandard, Doubtful or Loss assets. Assets that do not expose the Bank to risk sufficient to justify classification in one of these categories, however, which possess potential weaknesses that deserve management's attention, are designated Special Mention. Loans classified as Special Mention, Substandard or Doubtful are reviewed individually on a quarterly basis by the Bank's Loan Loss Reserve Committee to determine the level of possible loss, if any, that should be provided for within the Bank's allowance for loan losses.

If approved by the Board of Directors, the Bank will additionally increase its valuation allowance in an amount recommended by the Loan Loss Reserve Committee to appropriately reflect the anticipated loss from any other loss classification category. Typically, the Bank's policy is to charge-off immediately all balances classified ''Loss'' and record a reduction of the allowance for loan losses. The Bank applied this process consistently throughout the years ended March 31, 2005 and 2004.

Under the guidance established by Amended SFAS 114, loans determined to be impaired (generally, non-performing and troubled-debt restructured multifamily residential and commercial real estate loans and non-performing one- to four-family loans in excess of $360,000) are evaluated in order to establish whether the estimated value of the underlying collateral determined based upon an independent appraisal is sufficient to satisfy the existing debt. For each loan that the Bank determines to be impaired, impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimate of its fair value. A specific reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses. The Loan Loss Reserve Committee's determination of the estimated fair value of the underlying collateral is subject to assumptions and judgments made by the committee. A specific valuation allowance could differ materially as a result of changes in these assumptions and judgments.

Valuation of MSR. The estimated origination and servicing costs of mortgage loans sold with servicing rights retained by the Bank are allocated between the loans and the servicing rights based on their estimated fair values at the time of the loan sale. Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, net servicing income. The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that the Company believes market participants would use for similar assets. All estimates and assumptions utilized in the valuation of MSR are derived based upon actual historical results for either the Bank or its industry peers.

Capitalized loan servicing assets are stratified based on predominant risk characteristics of the underlying loans for the purpose of evaluating impairment. A valuation allowance is then established in the event the recorded value of an individual stratum exceeds its fair value.

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

Asset Impairment Adjustments. Certain of the Company’s assets are carried in its consolidated statements of financial condition at fair value or at the lower of cost or fair value. Management periodically performs analyses to test for impairment of these assets. Valuation allowances are established when necessary to recognize such impairment. Two significant impairment analyses relate to the value of goodwill and other than temporary declines in the value of the Company's securities.

Goodwill is accounted for in accordance with SFAS No. 142 which was adopted on July 1, 2001. SFAS No. 142 eliminated amortization of goodwill and instead requires performance of an annual impairment test at the reporting unit level. As of both July 1, 2001 and March 31, 2005, the Company had goodwill totaling $55.6 million.

The Company identified a single reporting unit for purposes of its goodwill impairment testing. The impairment test is therefore performed on a consolidated basis and compares the Company's market capitalization (reporting unit fair value) to its outstanding equity (reporting unit carrying value). The Company utilizes its closing stock price as reported on the Nasdaq National Market on the date of the impairment test in order to compute market capitalization. The Company has designated the last day of its fiscal year as the annual date for impairment testing. The Company performed its annual impairment test as of December 31, 2004 and concluded that no potential impairment of goodwill existed since the fair value of the Company's reporting unit exceeded its carrying value. No events have occurred, nor circumstances changed, subsequent to March 31, 2005 that would reduce the fair value of the Company's reporting unit below its carrying value. Such events or changes in circumstances would require an immediate impairment test to be performed in accordance with SFAS No. 142. Differences in the identification of reporting units and the use of valuation techniques can result in materially different evaluations of impairment.

Available-for-sale debt and equity securities that have readily determinable fair values are carried at fair value. Estimated fair values for securities are based on published or securities dealers' market values. Debt securities are classified as held-to-maturity, and carried at amortized cost, only if the Company has a positive intent and ability to hold them to maturity. If not classified as held-to-maturity, such securities are classified as securities available-for-sale or as trading securities. Unrealized holding gains or losses on securities available-for-sale are excluded from net income and reported net of income taxes as other comprehensive income or loss. The Company conducts a periodic review and evaluation of its securities portfolio taking into account the severity and duration of the unrealized loss, as well as management's intent with regard to the securities, in order to determine if a decline in market value of any security below its amortized cost basis is other than temporary. If such decline is deemed other than temporary, the carrying amount of the security is adjusted through a valuation allowance. For the periods ended March 31, 2005 and 2004, there were no other-than temporary impairments in the securities portfolio.

Loan Income Recognition. Interest income on loans is recorded using the level yield method. Loan origination fees and certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual loan terms. Accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes 90 days past due as to principal or interest. Any interest accrued to income in the year when interest accruals are discontinued is reversed. Payments on nonaccrual loans are generally applied to principal. Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the principal balance and accrued interest. Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a minimum of twelve months.

Liquidity and Capital Resources

The Bank's primary sources of funding for its lending and investment activities include deposits, repayments of loans and MBS, investment security maturities and redemptions, advances from the Federal Home Loan Bank of New York ("FHLBNY"), and borrowings in the form of securities sold under agreement to repurchase ("REPOS") entered into with various financial institutions, including the FHLBNY. The Bank also sells selected multifamily residential and commercial real estate loans to the Federal National Mortgage Agency ("FNMA'), and long-term, one- to four-family residential real estate loans to either FNMA or the State of New York Mortgage Agency. Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposits flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

The Bank gathers deposits in direct competition with commercial banks, savings banks and brokerage firms, many among the largest in the nation. In addition, it must also compete for deposit monies against the stock markets and mutual funds, especially during periods of strong performance in the equity markets. The Bank's deposit flows are affected primarily by the pricing and marketing of its deposit products compared to its competitors, as well as the market performance of depositor investment alternatives such as the U.S. bond or equity markets. To the extent that the Bank is responsive to general increases or declines in interest rates, its deposit flows should not be materially impacted. However, favorable performance of the equity markets could adversely impact the Bank’s deposit flows.

Deposits decreased $42.1 million during the three months ended March 31, 2005, compared to an increase of $231.0 million during the three months ended March 31, 2004. During both the second half of 2004 and the three months ended March 31, 2005, the Company temporarily elected to forego growth in its loan portfolio and asset levels while both medium and long-term interest rates remained at near historic low levels, especially in relation to increasing deposit rates. The Company additionally temporarily interrupted deposit growth in order to avoid excessive liquidity during the period of diminished loan production. In furtherance of this strategy, the Company did not aggressively compete to retain higher cost deposits that repriced during the three months ended March 31, 2005 or to attract new deposits through promotional campaigns. As a result, certificates of deposit ("CDs") and money markets (the two largest components of deposit funds) declined $12.5 million and $24.0 million, respectively, during the three months ended March 31, 2005. The increase in deposits during the three months ended March 31, 2004 reflected increased marketing efforts that helped generate additional deposit balances in CDs and core (i.e., non-CD) deposit accounts. Successful CD promotional campaigns implemented during the three months ended March 31, 2004 resulted in growth in CDs of $168.9 million during the period. Additionally, during the three months ended March 31, 2004, money market accounts increased $60.2 million as a result of successful promotional activities.

During the three months ended March 31, 2005, principal repayments totaled $94.9 million on real estate loans and $31.5 million on MBS. During the three months ended March 31, 2004, principal repayments totaled $144.8 million on real estate loans and $35.1 million on MBS. The decrease in principal repayments on loans and MBS resulted from a reduction in customer refinance activities associated with mortgage-backed assets that resulted from increases in interest rates during the period June 2004 through March 2005.

Since December 2002, the Bank has originated and sold multi-family residential mortgage loans in the secondary market to FNMA while retaining servicing. The Bank underwrites these loans using its customary underwriting standards, funds the loans, and sells them to FNMA at agreed upon pricing. Typically, the Bank seeks to sell loans with terms to maturity or repricing in excess of seven years from the origination date since the Bank does not desire to retain such loans in portfolio as a result of the heightened interest rate risk they possess. Under the terms of the sales program, the Bank retains a portion of the associated credit risk. Once established, such amount continues to increase as long as the Bank continues to sell loans to FNMA under the program. The Bank retains this level of exposure until the portfolio of loans sold to FNMA is satisfied in its entirety or the Bank funds claims by FNMA for the maximum loss exposure. During the three months ended March 31, 2005 and 2004, the Bank sold FNMA $23.6 million and $5.0 million of loans, respectively, pursuant to this program. During the three months ended March 31, 2004, the terms offered on these loans by FNMA were less competitive than the market, resulting in diminished originations and sales during the period.

In furtherance of the Bank's strategy to limit asset growth during the March 2005 quarter, no new REPO borrowings or FHLBNY advances were undertaken during the period. During the three months ended March 31, 2004, REPOS increased $88.1 million. During the three months ended March 31, 2004, the Company added REPO borrowings with an average maturity of 1.74 years and a weighted average interest cost of 1.7% in order to fund securities purchases. Net activity related to FHLBNY advances was minimal during the three months ended March 31, 2004.

On March 17, 2004, the Company received net proceeds of $72.2 million from the issuance of debt in the form of Trust Preferred securities. These borrowings bear interest at a rate of 7.0% for 30 years and are callable at any time after 5 years. The Company has utilized a portion of the proceeds to repurchase its common stock, and has invested the remaining balance in short-term securities.

The Bank uses its liquidity and capital resources primarily for the origination of real estate loans and the purchase of mortgage-backed and other securities. During the three months ended March 31, 2005 and 2004, real estate loan originations totaled $115.1 million and $246.0 million, respectively. Purchases of investment securities and MBS, which were $353.7 million during the three months ended March 31, 2004, totaled $38.1 million for the three months ended March 31, 2005. The decrease in both loan origination levels and investment purchases during the three months ended March 31, 2005 reflected management's decision to temporarily reduce growth in assets while medium and long-term interest rates remained at historically low levels. Additionally contributing to the decrease in loan originations, were increases in interest rates during both the second half of 2004 and the three months ended March 31, 2005 which resulted in a decline in the level of loan refinance activity during the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

During the three months ended March 31, 2005, the Holding Company purchased 184,700 shares of its common stock into treasury. All shares were recorded at their respective acquisition cost, which totaled $3.0 million during the period. As of March 31, 2005, up to 1,232,856 shares remained available for purchase under authorized share purchase programs. Based upon the closing price of its common stock of $15.20 per share as of March 31, 2005, the Holding Company would utilize $18.7 million in order to purchase all of the remaining authorized shares. For the Holding Company to complete these share purchases, it will likely require dividend distributions from the Bank.

The levels of the Bank's short-term liquid assets are dependent on its operating, financing and investing activities during any given period. The Bank monitors its liquidity position daily. During the three months ended March 31, 2005, the Bank experienced increased liquidity that resulted from real estate loan and MBS repayments and the sale of loans to FNMA. As of March 31, 2005, a portion of these funds had not been used to fund loan originations or other investment activities, and instead was invested in overnight federal funds sold and various money market investments.

In the event that the Bank should require funds beyond its ability to generate them internally, an additional source of funds is available through use of its borrowing line at the FHLBNY. At March 31, 2005, the Bank had an additional potential borrowing capacity of $507.3 million available should it purchase the minimum required level of FHLBNY common stock (i.e., 1/20th of its outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by the Office of Thrift Supervision ("OTS"), which, as a general matter, are based on the amount and composition of an institution's assets. At March 31, 2005, the Bank was in compliance with all applicable regulatory capital requirements. In addition, at March 31, 2005, the Bank was considered "well-capitalized" for all regulatory purposes.

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

The Bank is obligated under leases for rental payments on certain of its branches and equipment. A summary of the contractual obligations associated with CDs, borrowings and lease obligations as of March 31, 2005 is as follows:

Contractual Obligations	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at March 31, 2005
	(Dollars in Thousands)
CDs	$737,475	$177,841	$32,184	$-	$947,500
Borrowings (including subordinated note payable)	$230,000	$195,000	$90,584	$293,665	$809,249
Operating lease obligations	$1,010	$1,979	$1,626	$3,085	$7,700
Recourse obligation on loans sold to FNMA	-	-	-	$14,069	$14,069
Data processing system obligation	$516	$1,377	$1,377	$688	$3,958

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank has outstanding commitments to extend credit to third parties, which are subject to strict credit control assessments. Since many of these loan commitments expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at March 31, 2005
	(Dollars in Thousands)
Credit Commitments:
Available lines of credit	$48,114	$-	$-	$-	$48,114
Other loan commitments	109,427	-	-	-	109,427
Total Credit Commitments	$157,541	$-	$-	$-	$157,541

Asset Quality

Non-performing loans (i.e., delinquent loans for which interest accruals have ceased in accordance with the Bank's policy discussed below) totaled $2.7 million and $1.5 million at March 31, 2005 and December 31, 2004, respectively. The increase in non-performing loans during the three months ended March 31, 2005 resulted primarily from the addition of six loans totaling $2.0 million to nonaccrual status, which was partially offset by the removal of five loans totaling $752,000 from nonaccrual status.

Pursuant to Bank policy, accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, any interest previously accrued to income in the year of discontinuance is reversed. Payments on nonaccrual loans are generally applied to principal. Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the principal balance and accrued interest. Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a minimum of twelve months. The Bank had no loans that were 90 days past due and accruing interest at March 31, 2005 or December 31, 2004.

The Bank had a total of 16 real estate and consumer loans, totaling $1.3 million, delinquent 60-89 days at March 31, 2005, compared to a total of 10 such delinquent loans, totaling $754,000, at December 31, 2004. The majority of the dollar amount of both non-performing loans and loans delinquent 60-89 days was composed of real estate loans. The majority of the count of both non-performing loans and loans delinquent 60-89 days was composed of consumer loans (primarily depositor loans). The increase in the amount delinquent 60-89 days from December 31, 2004 to March 31, 2005 resulted from a net increase of $714,000 of delinquent real estate loans during the period. The 60-89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of credit quality trends than non-performing loans.

GAAP requires the Bank to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a loan constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. Current regulations of the OTS require that troubled-debt restructurings remain classified as such until the loan is either repaid or returns to its original terms. The Bank had no loans classified as troubled-debt restructurings at March 31, 2005 or December 31, 2004.

See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Classified Loans" for a discussion of impairment and reserves.

The recorded investment in loans deemed impaired was approximately $2.1 million, consisting of three loans, at March 31, 2005, compared to two loans, totaling $830,000 at December 31, 2004. The average total balance of impaired loans was approximately $1.5 million and $457,000 during the three months ended March 31, 2005 and 2004, respectively. The increase in both the average and ending balances of impaired loans during the three months ended March 31, 2005 resulted primarily from the addition of one impaired loan with an outstanding balance of $1.3 million. At March 31, 2005, reserves totaling $208,000 were allocated within the allowance for loan losses for impaired loans. At December 31, 2004, reserves totaling $83,000 were allocated within the allowance for loan losses for impaired loans. At March 31, 2005, non-performing loans exceeded impaired loans by $636,000, due to $636,000 of one- to four-family and consumer loans, which, while on non-performing status, were not deemed impaired since they had individual outstanding balances less than $360,000.

Other Real Estate Owned (“OREO”). Property acquired by the Bank as a result of a foreclosure on a mortgage loan or deed in lieu of foreclosure is classified as OREO and is recorded at the lower of the recorded investment in the related loan or the fair value of the property at the date of acquisition, with any resulting write down charged to the allowance for loan losses. The Bank obtains a current appraisal on OREO property as soon as practicable after it takes possession of the realty and generally reassesses its value at least annually thereafter. There were no OREO properties as of March 31, 2005 and December 31, 2004.

The following table sets forth information regarding non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated:

	At March 31, 2005	At December 31, 2004
(Dollars in Thousands)
Non-performing loans
One- to four-family	$172	$475
Multi-family residential	2,076	830
Cooperative apartment	312	-
Other	152	154
Total non-performing loans	2,712	1,459
Other Real Estate Owned	-	-
Total non-performing assets	2,712	1,459
Troubled-debt restructurings	-	-
Total non-performing assets and troubled-debt restructurings	$2,712	$1,459

Impaired loans	$2,076	$830
Ratios:
Total non-performing loans to total loans	0.11%	0.06%
Total non-performing loans and troubled-debt restructurings to total loans	0.11	0.06
Total non-performing assets to total assets	0.08	0.04
Total non-performing assets and troubled-debt restructurings to total assets	0.08	0.04

Allowance for Loan Losses

The allowance for loan losses was $15.2 million at March 31, 2005, compared to $15.5 million at December 31, 2004. During the three months ended March 31, 2005, the Bank recorded a provision of $60,000 to the allowance for loan losses to provide for additional inherent losses in the portfolio. The Bank also recorded net recoveries of approximately $2,000 during the same period, virtually all of which related to consumer loans, and reclassified $374,000 of its existing allowance for loan losses to other liabilities in order to separately account for reserves related to loan origination commitments. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies").

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

Assets. Assets totaled $3.37 billion at March 31, 2005, a decrease of $6.9 million from total assets of $3.38 billion at December 31, 2004. The decline in assets was experienced primarily in MBS available-for-sale and real estate loans, which decreased $37.0 million and $18.3 million, respectively. During the three months ended March 31, 2005, principal payments received on MBS available-for-sale and real estate loans totaled $31.5 million and $94.9 million, respectively. In addition, sales of multifamily real estate loans to FNMA totaled $23.6 million during the three months ended March 31, 2005, and the market value of MBS available-for-sale declined $5.0 million as a result of interest rate increases during the period, which further contributed to their respective declines during the period. Partially offsetting the principal repayment and sales of real estate loans were originations of $115.1 million during the three months ended March 31, 2005.

Investment securities available-for-sale increased $37.7 million during the three months ended March 31, 2005, as the Company purchased $38.1 million of such securities (primarily short-term interest rate re-pricing investments) during the period. In addition, pursuant to the Bank's strategy to limit growth in the loan portfolio during the period, excess liquidity generated from principal repayments on real estate loans and MBS and real estate loan sales was temporarily retained in federal funds sold and other short-term investments, which increased $14.2 million during the three months ended March 31, 2005.

Liabilities. Total liabilities decreased $7.9 million during the three months ended March 31, 2005. Deposits declined $42.1 million during the period. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

Escrow and other deposits increased $30.3 million during the three months ended March 31, 2005, due to increased funding for real estate taxes during the period. Real estate tax installments were paid on behalf of the great majority of the Bank's loan customers in late December 2004, thus reducing the escrow deposit balance as of December 31, 2004.

Stockholders' Equity. Stockholders' equity increased $1.0 million during the three months ended March 31, 2005, due to net income of $10.9 million, common stock issued in fulfillment of stock option exercises totaling $698,000, and an increase of $342,000 related to amortization of the ESOP and RRP stock benefit plans. The ESOP and RRP possess investments in the Holding Company's common stock that are recorded as reductions in stockholders' equity ("Contra Equity Balances"). As compensation expense is recognized on the ESOP and RRP, the Contra Equity Balances are reduced, resulting in an increase to their respective equity balances. This increase to equity offsets the decline in the Company's retained earnings related to the periodic recorded ESOP and RRP expenses. Offsetting these increases to stockholders' equity during the three months ended March 31, 2005 were cash dividends of $5.0 million and treasury stock repurchases of $3.0 million during the period. The stockholders' equity component of other comprehensive income decreased $2.9 million during the three months ended March 31, 2005 as a result of a increase in the net unrealized loss on investment and mortgage-backed securities available-for-sale attributable to increases in short-term interest rates during the quarter.

Comparison of the Operating Results for the Three Months Ended March 31, 2005 and 2004

General. Net income was $10.9 million during the three months ended March 31, 2005, a decrease of $1.5 million from net income of $12.3 million during the three months ended March 31, 2004. During the comparative period, net interest income decreased $1.1 million, non-interest income decreased $1.6 million and non-interest expense decreased $607,000, resulting in a decline in pre-tax income of $2.1 million. Income tax expense decreased $627,000 as a result of the decline in pre-tax income.

Net Interest Income. The discussion of net interest income for the three months ended March 31, 2005 and 2004 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated. The yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)

	Three Months Ended March 31,
		2005			2004
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)
Assets:
Interest-earning assets:
Real estate loans	$2,478,992	$34,848	5.62%	$2,214,940	$33,615	6.07%
Other loans	2,562	32	5.00	3,450	63	7.30
Mortgage-backed securities	504,077	4,490	3.56	543,070	4,712	3.47
Investment securities	68,252	606	3.55	37,715	312	3.31
Other short-term investments	150,791	954	2.53	131,981	343	1.04
Total interest-earning assets	3,204,674	$40,930	5.11%	2,931,156	$39,045	5.33%
Non-interest earning assets	152,465			163,043
Total assets	$3,357,138			$3,094,199

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW and Super Now accounts	$43,071	$80	0.75%	$36,919	$88	0.96%
Money Market accounts	724,333	2,745	1.54	763,185	2,691	1.41
Savings accounts	360,842	491	0.55	367,196	494	0.54
Certificates of deposit	961,947	6,065	2.56	884,235	5,731	2.60
Borrowed Funds	804,339	8,573	4.32	578,296	5,925	4.11
Total interest-bearing liabilities	2,894,532	$17,954	2.52%	2,629,831	$14,929	2.28%
Checking accounts	93,730			93,107
Other non-interest-bearing liabilities	87,838			92,676
Total liabilities	3,076,100			2,815,614
Stockholders' equity	281,038			278,585
Total liabilities and stockholders' equity	$3,357,138			$3,094,199
Net interest income		$22,976			$24,116
Net interest spread			2.59%			3.05%
Net interest-earning assets	$310,142			$301,325
Net interest margin			2.87%			3.29%
Ratio of interest-earning assets to interest-bearing liabilities			110.71%			111.46%

Rate/Volume Analysis (Unaudited)

	Three Months Ended
	March 31, 2005
	Compared to
	Three Months Ended
	March 31, 2004
	Increase/ (Decrease)
	Due to:
	Volume	Rate	Total
(Dollars In Thousands)
Interest-earning assets:
Real Estate Loans	$3,866	$(2,633)	$1,233
Other loans	(14)	(17)	(31)
Mortgage-backed securities	(341)	119	(222)
Investment securities	262	32	294
Other short-term investments	84	527	611
Total	3,857	(1,972)	1,885

Interest-bearing liabilities:
NOW and Super Now accounts	$13	$(21)	$(8)
Money market accounts	(163)	217	54
Savings accounts	(10)	7	(3)
Certificates of deposit	460	(126)	334
Borrowed funds	2,320	328	2,648
Total	2,620	405	3,025
Net change in net interest income	$1,237	$(2,377)	$(1,140)

Net interest income for the three months ended March 31, 2005 decreased $1.1 million to $23.0 million, from $24.1 million during the three months ended March 31, 2004. This decrease was attributable to an increase of $3.0 million in interest expense that was partially offset by an increase of $1.9 million in interest income. The net interest spread decreased 46 basis points, from 3.05% for the three months ended March 31, 2004 to 2.59% for the three months ended March 31, 2005, and the net interest margin decreased 42 basis points, from 3.29% to 2.87% during the same period.

The decrease in both the net interest spread and net interest margin reflected a 22 basis point decline in the average yield on interest earning assets (particularly real estate loans and MBS) that resulted from the re-pricing of assets during 2003 and the first half of 2004 during the historically low interest rate environment. These assets, being medium- and long-term in interest rate re-pricing duration, have not subsequently re-priced upward while short-term interest rates have increased during the period June 2004 through March 2005.

During the three months ended March 31, 2005 compared to the three months ended March 31, 2004, the average yield on real estate loans, the largest segment of the Company's interest earning assets, declined by 45 basis points (See the discussion entitled "Interest Income" below for a further examination of these declines).

In addition to the decline in yield, the average cost of interest bearing liabilities increased 24 basis points during the three months ended March 31, 2005 compared to the three months ended March 31, 2004, due primarily to a partial movement of the composition of the Bank's funding from deposits into borrowings possessing a higher average cost as a result of a runoff in deposit balances during the quarter (see "Interest Expense" below) coupled with increases in the average cost of money market deposits and borrowings of 13 basis points and 21 basis points, respectively, reflecting increases in short-term interest rates during the period June 2004 through March 2005.

The tightening of monetary policy by the Federal Open Market Committee during both the second half of 2004 and the quarter ended March 31, 2005 resulted in a narrowing spread between short and long-term interest rates, which negatively impacted the Company's earnings during the three months ended March 31, 2005. Absent any future change in interest rates, the narrowing of spreads between long and short-term interest rates is currently expected to negatively impact the Company's earnings during the year ending December 31, 2005 since it is anticipated that the Company will experience a greater level of re-pricing of interest-bearing liabilities compared to interest-earning assets. Management believes that by funding a large portion of its long-term investments with core deposits, which have historically been less sensitive to interest rate fluctuations than wholesale funding, the negative impact upon the Company's future earnings that would otherwise result from the narrowing spread between short and long-term interest rates, could be partially mitigated. In addition, in the event that the spread between long and short-term interest rates were to increase during the year ending December 31, 2005, the Company has attempted to position itself to benefit from this occurrence by: (i) not fully deploying its strong capital position during the low interest rate environments of 2003 and 2004; and (ii) maintaining a short-duration securities portfolio that is expected to provide a steady source of liquidity during 2005.

Interest Income. Interest income was $40.9 million during the three months ended March 31, 2005, an increase of $1.9 million from $39.0 million during the three months ended March 31, 2004. Interest income on real estate loans, investment securities and other short term investments increased by $1.2 million, $294,000 and $611,000, respectively, during the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Partially offsetting these increases was a decline of $222,000 in interest income on MBS during the comparable period.

The increase in interest income on real estate loans and investment securities resulted primarily from growth in their average balances of $264.1 million and $30.5 million, respectively, during the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The growth in the average balance of real estate loans during this period reflected loan originations of $882.3 million during the period April 2004 through March 2005, which were partially offset by principal repayments and loan sales during the period. The increase in the average balance of investment securities reflected the purchase of investment securities available-for-sale totaling $38.1 million during the three months ended March 31, 2005.
The average yield on real estate loans declined 45 basis points during the three months ended March 31, 2005 compared to the three months ended March 31, 2004, due to the increase in short-term interest rates during the period June 2004 through March 2005. This increase negatively impacted the yield on the Bank's real estate loans because: (1) the Bank's loan originations were derived based upon medium and long-term interest rates which did not rise in direct proportion to the increase in short-term interest rates during this period; and (2) since the majority of Bank's loan portfolio is comprised of loans that do not re-price for a minimum of five years from their origination date, they typically lag increases in medium- and long-term interest rates.

The average yield on investment securities increased 24 basis points during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 due to increases in interest rates during the period June 2004 through March 2005. Since the Company's investment securities portfolio is predominantly short and medium-term in nature, its overall yield was favorably impacted by the recent increases in interest rates.
The increase in interest income on federal funds and other short term investments was attributable primarily to an increase of 149 basis points in their average yield, reflecting an increase of 150 basis points in short-term interest rates from June 2004 through March 2005.

The decline in interest income on MBS during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 resulted from a decreased average balance of $39.0 million (resulting from principal repayments during the period April 2004 through March 2005) that was partially offset by an increase of 9 basis points in average yield during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 (resulting from increases in short and medium-term interest rates during the period June 2004 through March 2005).

Interest Expense. Interest expense increased $3.0 million, to $17.9 million, during the three months ended March 31, 2005, from $14.9 million during the three months ended March 31, 2004. The growth in interest expense resulted primarily from increases of $2.6 million and $334,000 in interest expense on borrowings and CDs, respectively.

During the three months ended March 31, 2005 compared to the three months ended March 31, 2004, the average balance of borrowings and CDs increased $226.0 million and $77.7 million, respectively. During the year ended December 31, 2004, the Company added $192.9 million of REPOS and a $72.2 million trust preferred borrowing. These additions resulted in an increase in average balance of borrowings of $226.0 million during the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase in the average balance of CDs during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 resulted from growth of $159.6 million in the outstanding balance of CDs during the year ended December 31, 2004 (which had an accretive impact on the average balance calculation during the quarter ended March 31, 2005), that was partially offset by a decline of $12.5 million during the three months ended March 31, 2005. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

The average cost of borrowed funds increased 21 basis points during the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 due to the replacement of maturing low cost short-term borrowings while short-term interest rates rose during the period June 2004 through March 2005.

Provision for Loan Losses. The provision for loan losses was $60,000 during both the three months ended March 31, 2005 and 2004 (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses").

Non-Interest Income. Non-interest income decreased $1.6 million, to $4.1 million, during the three months ended March 31, 2005, from $5.6 million during the three months ended March 31, 2004. The decline resulted primarily from decreased prepayment fee income (included in other non-interest income) of $1.0 million caused by a decline in refinancings driven by the increases in interest rates during the period June 2004 through March 2005, and a decrease of $516,000 in the net gain on the sale of investment securities.

During the three months ended March 31, 2004, the Company recorded net gains of $516,000 on the sale of investment and mortgage-backed securities. During the quarter ended March 31, 2005 the Company did not sell any investment securities or MBS.

Service charges and other fees declined $152,000 during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 due primarily to a reduction of $247,000 in retail deposit fees, reflecting both reduced customer fee-based activities and competitive fee policies implemented in the local market.

Non-Interest Expense. Non-interest expense was $9.8 million during the quarter ended March 31, 2005, a decrease of $607,000 from the three months ended March 31, 2004.

The benefit costs associated with the ESOP and RRP declined $461,000 during the comparative period due to both a reduction in the anticipated level of allocated shares during the year ending December 31, 2005, (which is attributable to a reduction in level of the anticipated loan principal repayment to be made on the underlying ESOP borrowing that became effective January 1, 2005), along with a reduction in the average price of the Company's common stock (from which the recorded ESOP expense is derived).
Salaries and employee benefits increased $352,000 during the three months ended March 31, 2005 compared to the three months ended March 31, 2004, reflecting both additional staffing and general salary increases during the year ended December 31, 2004.

Data processing costs decreased $287,000 during the comparative period due to both promotional and ongoing cost savings associated with the new data systems implemented in November 2004.

Other expenses declined $284,000 due primarily to the reduction of $158,000 in the core deposit intangible expense associated with the Company's 1999 acquisition of Financial Bancorp, Inc. , which fully amortized in January 2005.

Income Tax Expense. Income tax expense decreased $627,000 during the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004, due primarily to a decline of $2.1 million in pre-tax net income.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2004 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on March 15, 2005. The following is an update of the discussion provided therein.

General. Virtually all of the Company's market risk continues to reside at the Bank level. The Bank's largest component of market risk remains interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. At March 31, 2005, the Company owned no trading assets, nor did it conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds. There has been no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2004 to March 31, 2005.

Interest Sensitivity GAP. There was no material change in the computed one-year interest sensitivity gap from December 31, 2004 to March 31, 2005.

Interest Rate Risk Exposure (Net Portfolio Value) Compliance. The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value ("NPV") in the same manner as at December 31, 2004. There were no changes in the Board-approved limits of acceptable variance in net interest income and NPV at March 31, 2005 compared to December 31, 2004.

    The analysis that follows presents the estimated NPV resulting from market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under four other interest rate scenarios ("Rate Shock Scenarios") represented by immediate, permanent, parallel shifts in the term structure of interest rates from the actual term structure observed at March 31, 2005 and December 31, 2004. The analysis additionally presents a measurement of the percentage by which each of the Rate Shock Scenario NPVs change from the Pre-Shock Scenario

NPV at March 31, 2005 and December 31, 2004. Interest rate sensitivity is measured by the changes in the various Rate Shock Scenario NPV ratios ("NPV Ratios") from the Pre-Shock NPV ratio.

	At March 31, 2005
	Net Portfolio Value					At December 31, 2004
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Sensitivity Change (in Basis Points)	NPV Ratio	Sensitivity Change (in Basis Points)
Change in Interest Rate
+ 200 Basis Points	$292,616	$(92,222)	(23.96)%	9.01%	(241)	8.94%	(250)
+ 100 Basis Points	340,999	(43,839)	(11.39)	10.30	(112)	10.23	(121)
Pre-Shock	384,838	-	-	11.42	-	11.44	-
- 100 Basis Points	411,143	26,305	6.84	12.04	62	12.17	73
- 200 Basis Points	415,234	30,396	7.90	12.07	65	N/A	N/A

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

The NPV Ratio at March 31, 2005 was 11.42% in the Pre-Shock Scenario, a decrease from the NPV Ratio of 11.44% at December 31, 2004. The NPV Ratio was 9.01% in the +200 basis point Rate Shock Scenario at March 31, 2005, an increase from the NPV Ratio of 8.94% in the +200 basis point Rate Shock Scenario at December 31, 2004. At March 31, 2005, the sensitivity measure in the +200 basis point Rate Shock Scenario was 241 basis points, compared to a sensitivity measure of 250 basis points in the +200 basis point Rate Shock Scenario at December 31, 2004.

The slight decreases in the Bank’s Pre-Shock NPV and Pre-Shock NPV Ratio were due primarily to rising interest rates during the quarter. Higher rates reduced the value of the Bank’s real estate mortgage loan and investment securities portfolios relative to the prior quarter. The reductions in the values of the Bank’s loan and securities portfolios were partially offset by an increase in the intangible value ascribed to the Bank’s core deposits, a decrease in the value of the Bank’s borrowings, and continued growth in the Bank’s tangible capital.

During the quarter ended March 31, 2005, market rates of interest increased significantly from December 31, 2004. Although rates increased across the entire yield curve, the most significant increases, between 50 and 70 basis points, occurred in the 3-month to 5-year sector. Because the Bank’s assets, primarily mortgage loans, have a longer average duration than its liabilities, the overall impact of this magnitude of rate increases was a greater decline in the value of the Bank’s assets relative to the decline in value of the Bank’s liabilities.

The +200 basis point Rate Shock Scenario NPV and NPV Ratio were slightly higher at March 31, 2005 than at December 31, 2004. This was primarily the result of a reduction in the projected decline in the value of the Bank’s real estate mortgage loan and investment securities portfolios resulting from a 200 basis point interest rate shock at March 31, 2005, than projected at December 31, 2004, due in part to management’s decision to limit new long term investments in the current low interest rate environment.

Finally, the Bank’s sensitivity change at March 31, 2005 was 241 basis points, compared to 250 basis points at December 31, 2004. Similar to the +200 Rate Shock Scenario NPV and NPV Ratio, the improvement in sensitivity was primarily attributable to the improved valuation of the Bank’s real estate mortgage loan and MBS portfolios in the +200 Rate Shock Scenario.
Item 4. Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of March 31, 2005, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each found that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the Company's last quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than legal actions arising in the ordinary course of business. In the aggregate, amounts involved are believed to be immaterial to its financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) During the three months ended March 31, 2005, the Holding Company purchased 184,700 shares of its common stock into treasury. These repurchases were made under the Company's Tenth Stock Repurchase Program, which was publicly announced on May 20, 2004.

A summary of the shares repurchased by month is as follows:

Period	Total Number Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Programs
January 2005	65,000	$16.82	65,000	1,352,556
February 2005	92,700	15.74	92,700	1,259,856
March 2005	27,000	15.25	27,000	1,232,856

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
10.13
Form of stock option agreement for Outside Directors under Dime Community Bancshares, Inc. 1996 and 2001 Stock Option Plans for Outside Directors, Officers
   and Employees and the 2004 Stock Incentive Plan. (5)

10.14
Form of stock option agreement for officers and employees under Dime Community Bancshares, Inc. 1996and 2001 Stock Option Plans for Outside Directors, Officers
   and Employees and the 2004 Stock Incentive Plan (5)

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
10.19
Option Conversion Certificates between Dime Community Bancshares, Inc. and each of Messrs. Russo, Segrete, Calamari, Latawiec, O'Gorman, and
   Ms. Swaya pursuant to Section 1.6(b) of the Agreement and Plan of Merger, dated as of July 18, 1998 by and between Dime Community Bancshares, Inc.
   and Financial Bancorp, Inc. (6)

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (7)
Exhibits continued on next page

-26_

10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (11)
10.22	Waiver executed by Vincent F. Palagiano
10.23	Waiver executed by Michael P. Devine
10.24	Waiver executed by Kenneth J. Mahon
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (11)
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
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
(5) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed on September 26, 1997, and the Current Reports on
      Form 8-K filed on March 22, 2004 and March 29, 2005.
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
(10) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed on March 15, 2005.
(11) Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: May 10, 2005	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: May 10, 2005	By: /s/ KENNETH J. MAHON
Kenneth J. Mahon
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)