Form 10-Q
period 2005-06-30
DIME COMMUNITY BANCSHARES INC
filed 2005-08-09
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
OR

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
YES   X   NO ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES   X    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at August 5, 2005
$.01 Par Value	37,157,241

	PART I - FINANCIAL INFORMATION
		Page
Item 1.	Condensed Financial Statements (Unaudited)
	Consolidated Statements of Financial Condition at June 30, 2005 and December 31, 2004	3
	Consolidated Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2005 and 2004	4
	Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 2005 and 2004 and Statements of Comprehensive Income for the Three-Month and Six-Month Periods Ended June 30, 2005 and 2004	5
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004	6
	Notes to Consolidated Financial Statements	7-12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31-33
Item 4.	Controls and Procedures	33

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Security Holders	33-34
Item 5.	Other Information	34
Item 6.	Exhibits	34-36
	Signatures	36

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

Forward-looking statements are based upon various assumptions and analyses made by Dime Community Bancshares, Inc. (the "Holding Company," and together with its direct and indirect subsidiaries, the "Company") in light of management's experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company's control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

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

Item 1. Condensed Financial Statements (Unaudited)

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)
	June 30, 2005 (Unaudited)	December 31, 2004
ASSETS:
Cash and due from banks	$29,276	$26,581
Federal funds sold and short-term investments	225,852	103,291
Encumbered investment securities held-to-maturity (estimated fair value of $523 and $589 at June 30, 2005 and December 31, 2004, respectively)	520	585
Investment securities available-for-sale (fair value):
Encumbered	14,033	-
Unencumbered	56,346	54,840
	70,379	54,840
Mortgage-backed securities held-to-maturity (estimated fair value of $485 at December 31, 2004):
Encumbered	-	166
Unencumbered	-	299
	-	465
Mortgage-backed securities available-for-sale (fair value):
Encumbered	222,219	235,401
Unencumbered	4,517	284,019
	226,736	519,420
Loans:
Real estate	2,547,277	2,493,398
Other loans	2,596	2,916
Less allowance for loan losses	(15,534)	(15,543)
Total loans, net	2,534,339	2,480,771
Loans held for sale	3,433	5,491
Premises and equipment, net	16,526	16,652
Federal Home Loan Bank of New York capital stock	25,325	25,325
Goodwill	55,638	55,638
Other assets	85,434	88,207
Total Assets	$3,273,458	$3,377,266
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$1,990,240	$2,116,825
Non-interest bearing deposits	95,102	93,224
Total deposits	2,085,342	2,210,049
Escrow and other deposits	56,736	48,284
Securities sold under agreements to repurchase	205,520	205,584
Federal Home Loan Bank of New York advances	506,500	506,500
Subordinated notes payable	25,000	25,000
Trust Preferred securities payable	72,165	72,165
Other liabilities	34,668	27,963
Total Liabilities	2,985,931	3,095,545
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at June 30, 2005 and December 31, 2004)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 50,400,844 shares and 50,111,988 shares issued at June 30, 2005 and December 31, 2004, respectively, and 37,143,454 shares and 37,165,740 shares outstanding at June 30, 2005 and December 31, 2004, respectively)	503	501
Additional paid-in capital	200,207	198,183
Retained earnings	266,419	258,237
Accumulated other comprehensive loss, net of deferred taxes	(1,517)	(3,228)
Unallocated common stock of the Employee Stock Ownership Plan ("ESOP")	(4,702)	(4,749)
Unearned and unallocated common stock of the Recognition and Retention Plan ("RRP")	(3,094)	(2,612)
Common stock held by the Benefit Maintenance Plan ("BMP")	(7,941)	(7,348)
Treasury stock, at cost (13,257,390 shares and 12,946,248 shares at June 30, 2005 and December 31, 2004, respectively)	(162,348)	(157,263)
Total Stockholders' Equity	287,527	281,721
Total Liabilities And Stockholders' Equity	$3,273,458	$3,377,266

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Loans secured by real estate	$35,261	$34,450	$70,109	$68,065
Other loans	27	60	59	123
Mortgage-backed securities	3,270	6,146	7,760	10,858
Investment securities	755	375	1,361	687
Other	1,887	386	2,841	729
Total interest income	41,200	41,417	82,130	80,462

Interest expense:
Deposits and escrow	10,185	10,242	19,566	19,246
Borrowed funds	9,077	7,301	17,650	13,226
Total interest expense	19,262	17,543	37,216	32,472
Net interest income	21,938	23,874	44,914	47,990
Provision for loan losses	60	60	120	120
Net interest income after provision for loan losses	21,878	23,814	44,794	47,870

Non-interest income:
Service charges and other fees	1,514	1,742	2,922	3,302
Net gain on sales of loans	152	207	287	267
Net (loss) gain on sales and redemptions of securities	(5,176)	-	(5,176)	516
Income from Bank owned life insurance	472	493	949	998
Prepayment fee income	1,338	3,835	2,923	6,378
Other	730	455	1,179	888
Total non-interest (loss) income	(970)	6,732	3,084	12,349

Non-interest expense:
Salaries and employee benefits	5,043	5,243	10,078	9,926
ESOP and RRP compensation expense	582	935	1,154	1,969
Occupancy and equipment	1,277	1,253	2,614	2,515
Federal deposit insurance premiums	83	82	167	166
Data processing costs	617	618	1,030	1,318
Other	2,331	2,421	4,648	5,023
Total non-interest expense	9,933	10,552	19,691	20,917

Income before income taxes	10,975	19,994	28,187	39,302
Income tax expense	3,717	7,588	10,058	14,556
Net income	$7,258	$12,406	$18,129	$24,746

Earnings per Share:
Basic	$0.21	$0.35	$0.52	$0.70
Diluted	$0.20	$0.34	$0.51	$0.68
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands)

	Six Months Ended June 30,
	2005	2004
Common Stock (Par Value $0.01):
Balance at beginning of period	$501	$492
Shares issued in exercise of options	2	5
Balance at end of period	503	497

Additional Paid-in Capital:
Balance at beginning of period	198,183	185,991
Cash paid for fractional shares of stock dividend	-	(12)
Stock options exercised	1,209	2,112
Tax benefit of benefit plans	35	3,243
Excess market over cost basis of treasury shares released	222	742
Amortization of excess fair value over cost - ESOP stock	558	1,201
Balance at end of period	200,207	193,277

Retained Earnings:
Balance at beginning of period	258,237	231,771
Net income for the period	18,129	24,746
Cash dividends declared and paid	(9,947)	(9,817)
Balance at end of period	266,419	246,700

Accumulated Other Comprehensive Income:
Balance at beginning of period	(3,228)	(846)
Change in other comprehensive loss during the period, net of deferred taxes	1,711	(7,703)
Balance at end of period	(1,517)	(8,549)

Employee Stock Ownership Plan:
Balance at beginning of period	(4,749)	(5,202)
Amortization of earned portion of ESOP stock	47	226
Balance at end of period	(4,702)	(4,976)

Recognition and Retention Plan:
Balance at beginning of period	(2,612)	(2,617)
Common stock acquired by RRP	(571)	(103)
Amortization of earned portion of RRP stock	89	54
Balance at end of period	(3,094)	(2,666)

Treasury Stock:
Balance at beginning of period	(157,263)	(120,086)
Shares released for obligation of BMP and RRP	862	1,022
Purchase of treasury shares, at cost	(5,947)	(28,399)
Balance at end of period	(162,348)	(147,463)

Common Stock Held by BMP
Balance at beginning of period	(7,348)	(5,584)
Common stock acquired	(593)	(1,764)
Balance at end of period	(7,941)	(7,348)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Statements of Comprehensive Income	2005	2004	2005	2004
Net Income	7,258	$12,406	$18,129	$24,746
Reclassification adjustment for securities sold, net of benefit (expense) of $2,143 during the three months ended June 30, 2005 and $2,143 and $(237), respectively, during the six months ended June 30, 2005 and 2004	3,033	-	3,033	(278)
Net unrealized securities gains (losses) arising during the period, net of taxes of $1,370 and $(8,578) during the three months ended June 30, 2005 and 2004, respectively, and $(1,126) and $(6,325) during the six months ended June 30, 2005 and 2004, respectively	1,608	(10,070)	(1,322)	(7,425)
Comprehensive Income	$11,899	$2,336	$19,840	$17,043
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$18,129	$24,746
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss (gain) on investment and mortgage backed securities sold	5,176	(516)
Net gain on sale of loans held for sale	(287)	(267)
Net depreciation and amortization	1,444	2,474
ESOP and RRP compensation expense	694	1,482
Provision for loan losses	120	120
Origination of loans held for sale	(57,467)	(39,046)
Proceeds from sale of loans held for sale	59,812	28,236
Decrease (Increase) in other assets	1,351	(6,530)
Increase in other liabilities	6,705	1,207
Net cash provided by operating activities	35,677	11,906
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in federal funds sold and other short term investments	(122,573)	19,561
Proceeds from maturities of investment securities held-to-maturity	65	60
Proceeds from maturities of investment securities available-for-sale	-	5,000
Proceeds from sales of investment securities available-for-sale	36,421	2,959
Proceeds from sales of mortgage backed securities held-to-maturity	377	-
Proceeds from sales of mortgage backed securities available-for-sale	232,230	18,172
Purchases of investment securities available-for-sale	(51,980)	(15,038)
Purchases of mortgage backed securities available-for-sale	-	(398,210)
Principal collected on mortgage backed securities held-to-maturity	94	176
Principal collected on mortgage backed securities available-for-sale	57,671	115,242
Net increase in loans	(53,689)	(236,304)
Purchases of premises and equipment	(551)	(1,139)
Redemption of Federal Home Loan Bank stock	-	500
Net cash provided by (used in) investing activities	98,065	(489,021)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in due to depositors	(124,707)	302,544
Net increase in escrow and other deposits	8,452	5,853
(Decrease) Increase in securities sold under agreements to repurchase	(64)	158,014
Decrease in FHLBNY Advances	-	(27,500)
Increase in Trust Preferred Securities payable	-	72,165
Cash dividends paid	(9,947)	(9,817)
Cash disbursed for the payment of the stock dividend	-	(12)
Stock options exercised and tax benefits of RRP	1,246	5,360
Acquisition of common stock by RRP and BMP	(80)	(103)
Purchase of treasury stock	(5,947)	(28,399)
Net cash (used in) provided by financing activities	(131,047)	478,105
INCREASE IN CASH AND DUE FROM BANKS	2,695	990
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	26,581	24,073
CASH AND DUE FROM BANKS, END OF PERIOD	$29,276	$25,063
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,818	11,979
Cash paid for interest	36,435	31,222
Increase (Decrease) in accumulated other comprehensive loss	1,711	(7,703)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  NATURE OF OPERATIONS

The Holding Company is a Delaware corporation and parent company of the Bank, a federally-chartered stock savings bank. The Holding Company's direct subsidiaries are the Bank and 842 Manhattan Avenue Corp. The Bank's direct subsidiaries are Havemeyer Equities Corp. (''HEC''), Boulevard Funding Corp., Havemeyer Investments, Inc., DSBW Residential Preferred Funding Corp. and Dime Reinvestment Corp. HEC has one direct subsidiary, DSBW Preferred Funding Corporation.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of June 30, 2005, the results of operations and statements of comprehensive income for the three-month and six-month periods ended June 30, 2005 and 2004, and changes in stockholders' equity and cash flows for the six months ended June 30, 2005 and 2004. The results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2005. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas in the accompanying financial statements where estimates are significant include the allowance for loan losses, the valuation of mortgage servicing rights ("MSR"), asset impairment adjustments, the valuation of debt and equity securities, loan income recognition, accumulated pension obligations and the realization of deferred tax assets.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2004 and notes thereto.

3.  TREASURY STOCK

During the six months ended June 30, 2005, the Holding Company repurchased 381,800 shares of its common stock into treasury. All shares repurchased were recorded at the acquisition cost, which totaled $5.9 million during the six months ended June 30, 2005.

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

On April 27, 2005, 38,854 shares of the Company's common stock were released from treasury in order to fulfill benefit obligations calculated under the BMP. The closing price of the Company's common stock on that date was $14.50. The shares were released utilizing the average historical cost method.

4.  ACCOUNTING FOR GOODWILL

The Company has designated the last day of its fiscal year as its annual date for impairment testing. The Company performed an impairment test as of December 31, 2004 and concluded that no impairment of goodwill existed. No events have occurred nor have circumstances changed subsequent to December 31, 2004 that would reduce the fair value of the

Company's reporting unit below its carrying value. Such events or changes in circumstances would require an immediate impairment test to be performed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

Aggregate amortization expense related to the core deposit intangible was $48,000 for the six months ended June 30, 2005. The core deposit intangible was fully amortized as of March 31, 2005, resulting in no amortization expense during the three months ended June 30, 2005. Amortization expense was $206,000 for the three months ended June 30, 2004 and $412,000 during the six months ended June 30, 2004.

5.  EARNINGS PER SHARE ("EPS")

EPS is calculated and reported in accordance with SFAS No. 128, "Earnings Per Share.'' SFAS No. 128 requires disclosure of basic EPS and diluted EPS for entities with complex capital structures on the face of the income statement, along with a reconciliation of the numerator and denominator of basic and diluted EPS.

Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period (weighted average common shares are adjusted to exclude unvested RRP shares and unallocated ESOP shares). Diluted EPS is computed using the same method as basic EPS, however, the computation reflects the potential dilution that would occur if unvested RRP shares became vested and stock options were exercised and converted into common stock.

The following is a reconciliation of the numerator and denominator of basic EPS and diluted EPS for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Numerator:
Net Income per the Consolidated Statements of Operations	$7,258	$12,406	$18,129	$24,746
Denominator:
Weighted average number of shares outstanding utilized in the calculation of basic EPS	35,186,714	35,211,610	35,191,918	35,451,706

Unvested shares of RRP	45,304	30,560	40,703	35,530
Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options	412,710	892,951	465,352	1,010,870
Weighted average number of shares outstanding utilized in the calculation of diluted EPS	35,644,728	36,135,121	35,697,973	36,498,106

Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options are calculated based upon the excess of the average market value of the Company's common stock over the exercise price of outstanding options.

6.  ACCOUNTING FOR STOCK BASED COMPENSATION

The Holding Company and Bank maintain the RRP, the Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees, the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees and the Dime Community Bancshares, Inc. 2004 Stock Incentive Plan, (collectively the "Stock Plans"), which are discussed more fully in Note 15 to the Company's consolidated audited financial statements for the year ended December 31, 2004, and which are subject to the accounting requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosures, an Amendment of FASB Statement No. 123" (collectively "SFAS 123"). SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company accounts for stock-based compensation under the Stock Plans using the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Accordingly, no stock-based compensation cost has been reflected in net income for stock options, since, for all options granted under the Stock Plans, the exercise price equaled the market value of the underlying common stock on the date of the grant.

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. (See Note 15 to the Company's consolidated audited financial statements for the year ended December 31, 2004).

In accordance with APB 25, compensation expense related to the RRP is recorded for all shares earned by participants during the period at the average historical acquisition cost of all allocated RRP shares.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment", ("SFAS 123R"), addressing the accounting for share-based payment transactions (e.g., stock options and awards of restricted stock) in which an employer receives employee services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. The statement, which must be adopted for fiscal years beginning after June 15, 2005, will eliminate APB 25 and generally require that such transactions be accounted for using a fair-value-based method and the recording of compensation expense rather than optional pro forma disclosure. Adoption of SFAS 123R is not expected to have a material impact upon the Company's financial condition.

The following table illustrates the effect on net income and EPS if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the Stock Plans. The impact of the adoption upon the Company's results of operations is not expected to differ materially from the table presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands Except Per Share Amounts)
Net income, as reported	$7,258	$12,406	$18,129	$24,746
Less: Excess stock-based compensation expense determined under the fair value method over the stock-based compensation recorded for all plans, net of applicable taxes	(365)	(456)	(753)	(927)
Pro forma net income	$6,893	$11,950	$17,376	$23,819

Earnings per share
Basic, as reported	$0.21	$0.35	$0.52	$0.70
Basic, pro forma	0.20	0.34	0.49	0.67

Diluted, as reported	$0.20	$0.34	$0.51	$0.68
Diluted, pro forma	0.19	0.33	0.49	0.65

On March 29, 2005, the SEC released Staff Accounting Bulletin No. 107 ("SAB No. 107") that provides written guidance on several technical issues regarding the required adoption of SFAS 123R. The Company will adopt SAB No. 107 in conjunction with the adoption of SFAS 123R. The Company has reviewed SAB No. 107 and has determined that compliance with its guidance will not have a material impact upon its financial condition, and will not impact its results of operations materially from the amounts presented in the above table.

During the six months ended June 30, 2005, the Company granted a total of 394,812 stock options to officers and outside directors. The weighted average fair value per option at the date of grant/conversion for these 394,812 stock options was estimated as follows:

Estimated fair value on date of grant/conversion	$3.91 (a)
Pricing methodology utilized	Black- Scholes
Expected life (in years)	7.0
Interest rate	3.94%
Volatility	31.67
Dividend yield	3.67

(a) Represents weighted average values of stock options granted on January 31, 2005 and May 31, 2005

7.  INVESTMENT AND MORTGAGE-BACKED SECURITIES
The amortized/historical cost, gross unrealized gains and losses and estimated fair value of investment securities available-for-sale and MBS available-for-sale at June 30, 2005 were as follows:

	Investment Securities Available-for-Sale
	Amortized/ Historical Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$27,040	$-	$(37)	$27,003
Corporate securities	37,512	113	(111)	37,514
Equity securities	5,214	921	(273)	5,862
	$69,766	$1,034	$(421)	$70,379

	Mortgage-Backed Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(Dollars in thousands)
Collateralized mortgage obligations	$215,487	$-	$(3,258)	$212,230
GNMA pass-through certificates	2,836	46	-	2,882
FNMA pass-through certificates	11,787	-	(163)	11,624
	$230,110	$46	$(3,421)	$226,736

The amortized cost and estimated fair value of investment securities available-for-sale (excluding equity securities) at June 30, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment fees.

	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$43,056	$43,015
Due after one year through five years	998	982
Due after five years through ten years	-	-
Due after ten years	20,498	20,519
	$64,552	$64,516

        During the six months ended June 30, 2005, proceeds from the sale of investment securities available-for-sale totaled $36.4 million. A loss of $499,000 was recognized on these sales. Proceeds from the sales of MBS available-for-sale totaled $232.2 million during the same period.  A loss of $4.7 million was recognized on these sales. During the six months ended June 30, 2005, proceeds from the sale of MBS held to maturity totaled $377,000. A gain of $6,000 was recognized on this sale. The unpaid principal balance of these securities was less than 15% of their acquired par value, and thus permissible under SFAS No. 115, "Accounting for Investments in Debt and Equity Securities."

         In October 2004, the FASB issued a proposed FASB Staff Position ("FSP") Emerging Issue Task Force ("EITF") Issue No. 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The proposed staff position provides implementation guidance with respect to debt securities that are impaired solely because of interest rate and/or sector spread increases that are analyzed for impairment under paragraph 16 of EITF Issue No. 03-1. In June 2005, the FASB decided to issue EITF Issue No. 03-1-a as final. The final FSP, to be re-titled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments'', will supercede EITF Issue No. 03-1 and will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Management will evaluate the impact of adoption of this guidance upon its issuance.

        The following table summarizes the gross unrealized losses and fair value of investment securities and mortgage-backed securities ("MBS") available-for-sale as of June 30, 2005, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
			(Dollars in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government corporations and agencies	$27,003	$36	-	-	$27,003	$36
Corporate securities	1,994	20	6,930	92	8,924	112
Equity securities	-	-	2,707	273	2,707	273
FNMA pass-through certificates	11,624	163	-	-	11,624	163
Collateralized Mortgage Obligations	53,691	724	158,539	2,534	212,230	3,258
	$94,312	$943	$168,176	$2,899	$262,488	$3,842

Management believes that the unrealized losses were temporary at June 30, 2005. In making this determination, management considered the severity and duration of the loss as well as its intent with regard to these securities. As of June 30, 2005, no other investment or mortgage-backed securities possessed unrealized losses.

The aggregate amount of held-to-maturity investment securities and MBS carried at historical cost was $520,000 as of June 30, 2005. No individual security that was carried at historical cost possessed an unrealized loss as of June 30, 2005.

8. RETIREMENT AND POSTRETIREMENT PLANS

Net (benefit) expenses associated with the Company's employee and outside director retirement plans, the BMP and the Postretirement Benefits Plan are comprised of the following components:

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2004
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)
Service cost	$-	$18	$7	$14
Interest cost	341	64	340	58
Expected return on assets	(413)	-	(397)	-
Unrecognized past service liability	26	(7)	26	(7)
Amortization of unrealized loss	142	14	150	8
Curtailment credit	(179)	-	-	-
Net (benefit) expense	$(83)	$89	$126	$73

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)
Service cost	$-	$36	$14	$29
Interest cost	682	128	679	115
Expected return on assets	(826)	-	(795)	-
Unrecognized past service liability	52	(15)	-	(14)
Amortization of unrealized loss	284	28	352	17
Curtailment credit	(179)	-	-	-
Net expense	$13	$177	$250	$147

In March 2005, the Board of Directors of the Company approved an amendment to the Director's Retirement Plan that froze all participant benefits effective March 31, 2005. Upon receipt of an updated actuarial valuation report reflecting this amendment, the Company recorded a curtailment credit of $179,000 related to the Director's Retirement Plan during the quarter ended June 30, 2005.

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expects to contribute $80,000 to its Director's Retirement Plan, and $187,000 to its Postretirement Plan, and make no contributions to the Employee Retirement Plan or the BMP during the year ending December 31, 2005. During the six months ended June 30, 2005, the Company contributed $16,000 to the Director's Retirement Plan and expects to contribute an additional $16,000 during the remainder of 2005.  The decrease in the estimated contributions to the Director's Retirement Plan during 2005, reflected the decision to extend the term of service for one year of an outside director that was due to retire in May 2005.  During the six months ended June 30, 2005, the Company made contributions totaling $88,000 to the Postretirement Plan and expects to make an additional estimated $99,000 of contributions during the remainder of 2005.

9. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No, 154 also requires that a change in the depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The adoption of SFAS No. 154 is not expected to have a material impact upon the Company's financial condition or results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Holding Company is a Delaware corporation and parent company of the Bank, a federally-chartered stock savings bank. The Bank maintains its headquarters in the Williamsburg section of the borough of Brooklyn, New York and operates twenty full-service retail banking offices located in the New York City boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York. The Bank’s principal business has been, and continues to be, gathering deposits from customers within its market area, and investing those deposits primarily in multifamily residential, commercial real estate, one- to four-family residential, construction and consumer loans, MBS, GSEs, and corporate debt and equity securities.

Executive Summary

The Holding Company’s primary business is the operation of the Bank. The Company’s consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Bank additionally generates non-interest income such as service charges and other fees, as well as income associated with Bank Owned Life Insurance. Non-interest expense primarily consists of employee compensation and benefits, federal deposit insurance premiums, data processing fees, marketing expenses and other operating expenses. The Company’s consolidated results of operations are also significantly affected by general economic and competitive conditions (particularly fluctuations in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

The Bank’s primary strategy is generally to increase its household and deposit market shares in the communities which it serves. During the last four operating quarters, growth has been restricted as a result of the interest rate environment, which management has deemed unfavorable for significant balance sheet growth. The Bank also seeks to increase its product and service utilization for each individual depositor. In addition, the Bank’s primary strategy includes the origination of, and investment in, mortgage loans, with an emphasis on multifamily residential and commercial real estate loans. Recently, the Bank has increased its portfolios of loans secured by commercial real estate, as well as mixed-use properties that are typically comprised of ground level commercial units and residential apartments on the upper floors.

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

During the quarter ended June 30, 2005, the Company sold $274.2 million of investment securities, MBS and collateralized mortgage obligations, resulting in an approximate pre-tax charge of $5.2 million. The cash proceeds of the sale have initially been reinvested in overnight funds and other short-term (90 day or less) investments with a current average yield approximating 3.1%. The securities sold had an average yield of 3.62% and an average estimated duration of 2.4 years upon their disposition.

The sale transaction reduced both the duration risk and the potential for further reduction to stockholders’ equity associated with the mark-to-market accounting on the securities disposed. The reinvestment of the proceeds received from the sale could become accretive to future earnings under the following scenarios: 1) short-term interest rates continue to rise and the liquidity generated from the sale is regularly reinvested in short-term investments and overnight funds with an average yield in excess of 3.62%; or 2) the liquidity generated from the sale is reinvested in multifamily and commercial real estate loans with yields that currently exceed 5.0%.

This transaction had minimal impact on the Company’s tangible capital and no impact on total stockholders’ equity since the mark-to-market adjustment on the securities sold was previously included in the calculation of stockholders’ equity.

Both the net interest spread and the net interest margin declined during both the three-month and six-month periods ended June 30, 2005 when compared to the respective three-month and six-month periods ended June 30, 2004. These declines were attributable to the continued low interest rate on loans during the three months and six months ended June 30, 2005 coupled with increases in short-term interest rates during the period June 2004 through June 2005, that resulted in both a decreased average yield on interest earning assets and an increased average cost of interest bearing liabilities during both the three-month and six-month periods ended June 30, 2005. In addition, reductions in multifamily residential and commercial real estate loan prepayment fees (as a reult of increased interest rates), which declined by $2.5 million during the three months ended June 30, 2005 compared to the three months ended June 30, 2004, and by $3.5 million during the six months ended June 30, 2005 compared to the six months ended June 30, 2004, respectively, reduced the overall level of non-interest income during these periods.

Selected Financial Highlights and Other Data
(Dollars in thousands except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Performance and Other Selected Ratios:
Return on Average Assets	0.87%	1.44%	1.08%	1.51%
Return on Average Stockholders' Equity	10.18	18.42	12.81	18.07
Stockholders' Equity to Total Assets	8.78	7.77	8.78	7.77
Tangible Equity to Total Tangible Assets	7.24	6.47	7.24	6.47
Loans to Deposits at End of Period	122.44	104.06	122.44	104.06
Loans to Earning Assets at End of Period	82.31	73.96	82.31	73.96
Net Interest Spread	2.45	2.66	2.52	2.84
Net Interest Margin	2.75	2.90	2.81	3.08
Average Interest Earning Assets to Average Interest Bearing Liabilities	112.31	110.82	111.50	111.12
Non-Interest Expense to Average Assets	1.19	1.22	1.18	1.28
Efficiency Ratio	38.22	34.71	37.23	35.12
Effective Tax Rate	33.87	37.95	35.68	37.04
Dividend Payout Ratio	70.00	41.18	54.90	39.71
Average Tangible Equity	$232,728	$217,315	$230,843	$219,649
Per Share Data:
Reported EPS (Diluted)	$0.20	$0.34	$0.51	$0.68
Cash Dividends Paid Per Share	0.14	0.14	0.28	0.27
Stated Book Value	7.74	7.22	7.74	7.22
Tangible Book Value	6.28	5.94	6.28	5.94
Asset Quality Summary:
Net (Recoveries) Charge-offs	$(14)	$37	$(15)	$67
Non-performing Loans	5,025	1,413	5,025	1,413
Non-performing Loans/Total Loans	0.20%	0.06%	0.20%	0.06%
Non-performing Assets/Total Assets	0.15	0.04	0.15	0.04
Allowance for Loan Loss/Total Loans	0.61	0.60	0.61	0.60
Allowance for Loan Loss/Non-performing Loans	309.13	1,028.66	309.13	1,028.66
Regulatory Capital Ratios (Bank Only):
Tangible Capital	8.72%	7.30%	8.72%	7.30%
Leverage Capital	8.72	7.30	8.72	7.30
Total Risk-based Capital	13.38	14.46	13.38	14.46
Earnings to Fixed Charges Ratios
Including Interest on Deposits	1.57x	2.14x	1.76x	2.21x
Excluding Interest on Deposits	2.21	3.74	2.60	3.97

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Non-GAAP Disclosures - Core Earnings Reconciliation and Ratios (1)
Net income	$7,258	$12,406	$18,129	$24,746
Net pre-tax loss (gain) on sale of securities	5,176	-	5,176	(516)
Tax effect of adjustments	(2,143)	-	(2,143)	103
After tax effect of adjustments to core earnings	3,033	-	3,033	(413)
Core Earnings	$10,291	$12,406	$21,162	$24,333

Core Return on Average Assets	1.23%	1.44%	1.26%	1.49%
Core Return on Average Stockholders' Equity	14.44	18.42	14.95	17.76
Core EPS (Diluted)	$0.29	$0.34	$0.59	$0.67
Dividend payout ratio (based upon core earnings)	48.28%	41.18%	47.46%	40.80%

(1) Core earnings and related data are "Non-GAAP Disclosures." These disclosures present information which management considers useful to the readers of this report since they present a measure of the results of the Company's ongoing operations (exclusive of significant non-recurring items such as gains or losses on sales of investment or mortgage backed securities) during the period.

Critical Accounting Policies

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policies with respect to the methodologies it uses to determine the allowance for loan losses, the valuation of MSR, asset impairments (including the valuation of goodwill and other intangible assets, and other than temporary declines in the valuation of securities), and loan income recognition are the Company’s most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a high degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material variations in the Company's results of operations or financial condition.

The following is a description of the Company's critical accounting policies and an explanation of the methods and assumptions underlying their application. These policies and their application are reviewed periodically and at least annually with the Audit Committee of the Holding Company.

Allowance for Loan Losses. GAAP requires the Bank to maintain an appropriate allowance for loan losses. The Bank's loan loss reserve methodology consists of several key components, including a review of the two elements of the Bank's loan portfolio, classified loans [i.e., non-performing loans, troubled-debt restructuring and impaired loans under SFAS No. 114 "Accounting By Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure an Amendment of FASB Statement No. 114" ("Amended SFAS 114")] and performing loans.

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

Performing Loans

At June 30, 2005, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio. Performing loans are reviewed at least quarterly based upon the premise that there are losses inherent within the loan portfolio that have not been identified as of the review date. The Bank thus calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage and applying it to its performing loans. In deriving the expected loan loss percentage, the Bank considers the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multifamily residential, commercial real estate, cooperative apartment, construction or consumer); the underwriting history of the loan (i.e., whether it was underwritten by the Bank or a predecessor institution acquired by the Bank and, therefore, originally subjected to different underwriting criteria); both the current condition and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data to derive the expected loan loss percentages); the level of, and trend in, non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by real estate properties located in the New York City metropolitan area) or specific industry conditions within the portfolio segments. Since these criteria affect the expected loan loss percentages that are applied to performing loans, changes in any of them will effect the amount of the allowance and the provision for loan losses. The Bank applied the process of determining the allowance for loan losses consistently throughout both the three-month and six-month periods ended June 30, 2005 and 2004.

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

The Bank's policy is to charge-off immediately all balances classified as ''Loss'' and record a reduction of the allowance for loan losses for the full amount of the outstanding loan balance. The Bank applied this process consistently throughout the three and six-month periods ended June 30, 2005 and 2004.

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

Valuation of MSR. The estimated origination and servicing costs of mortgage loans sold with servicing rights retained by the Bank are allocated between the loans and the servicing rights based on their estimated fair values at the time of the loan sale. MSR are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, net servicing income. The estimated fair value of MSR is determined by calculating the present value of estimated future net servicing cash flows, using prepayment, default, servicing cost and discount rate assumptions that the Company believes market participants would use for similar assets. All estimates and assumptions utilized in the valuation of MSR are derived based upon actual historical results for either the Bank or its industry peers.

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

Capitalized MSR are stratified based on predominant risk characteristics of the underlying loans for the purpose of evaluating impairment. A valuation allowance is then established in the event the recorded value of an individual stratum exceeds its fair value.

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

Goodwill is accounted for in accordance with SFAS No. 142 which was adopted on July 1, 2001. SFAS No. 142 eliminated amortization of goodwill and instead requires performance of an annual impairment test at the reporting unit level. As of both July 1, 2001 and June 30, 2005, the Company had goodwill totaling $55.6 million.

The Company identified a single reporting unit for purposes of its goodwill impairment testing. The impairment test is therefore performed on a consolidated basis and compares the Company's market capitalization (reporting unit fair value) to its outstanding equity (reporting unit carrying value). The Company utilizes its closing stock price as reported on the Nasdaq National Market on the date of the impairment test in order to compute market capitalization. The Company has designated the last day of its fiscal year as the annual date for impairment testing. The Company performed its annual impairment test as of December 31, 2004 and concluded that no potential impairment of goodwill existed since the fair value of the Company's reporting unit exceeded its carrying value. No events have occurred, nor circumstances changed, subsequent to June 30, 2005 that would reduce the fair value of the Company's reporting unit below its carrying value. Such events or changes in circumstances would require an immediate impairment test to be performed in accordance with SFAS No. 142. Differences in the identification of reporting units or the use of valuation techniques can result in materially different evaluations of impairment.

Available-for-sale debt and equity securities that have readily determinable fair values are carried at fair value. Estimated fair values for securities are based on published or securities dealers' market values. Debt securities are classified as held-to-maturity, and carried at amortized cost, only if the Company has a positive intent and ability to hold them to maturity. Equity securities cannot be classified as held-to-maturity. If not classified as held-to-maturity, debt and equity securities are classified as either securities available-for-sale or trading securities. Unrealized holding gains or losses on debt and equity securities available-for-sale are excluded from net income and reported net of income taxes as other comprehensive income or loss. The Company conducts a periodic review and evaluation of its securities portfolio taking into account the severity and duration of the unrealized loss, as well as management's intent with regard to the securities, in order to determine if a decline in market value of any security below its amortized cost basis is other than temporary. If such decline is deemed other than temporary, the carrying amount of the security is adjusted through a valuation allowance. For the periods ended June 30, 2005 and 2004, there were no other-than temporary impairments in the securities portfolio.

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

Liquidity and Capital Resources

The Bank's primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security maturities and redemptions, advances from the Federal Home Loan Bank of New York ("FHLBNY"), and borrowings in the form of securities sold under agreement to repurchase ("REPOS") entered into with various financial institutions, including the FHLBNY. The Bank also sells selected multifamily residential and commercial real estate loans to the Federal National Mortgage Agency ("FNMA'), and long-term, one- to four-family residential real estate loans to either FNMA or the State of New York Mortgage Agency. Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposits flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

The Bank gathers deposits in direct competition with commercial banks, savings banks and brokerage firms, many among the largest in the nation. In addition, it must also compete for deposit monies against the stock and bond markets, especially during periods of strong performance in those arenas. The Bank's deposit flows are affected primarily by the pricing and marketing of its deposit products compared to its competitors, as well as the market performance of depositor investment alternatives such as the U.S. bond or equity markets. To the extent that the Bank is responsive to general increases or declines in interest rates, its deposit flows should not be materially impacted. However, favorable performance of the equity or bond markets could adversely impact the Bank’s deposit flows.

Deposits decreased $124.7 million during the six months ended June 30, 2005, compared to an increase of $302.5 million during the six months ended June 30, 2004. During both the second half of 2004 and the six months ended June 30, 2005, while short-term interest rates were steadily increasing, the Bank, in order to control its overall cost of deposits, elected to maintain the non-promotional interest rates offered on its various deposit accounts at or near their existing levels. As a result, the attrition level on deposits increased during this time period (especially in the case of promotional money market deposits that reached the end of their promotional offering rates) and exceeded the level of new deposits gathered through ongoing promotional programs. As a result, money market deposits declined $130.5 million during the six months ended June 30, 2005. The increase in deposits during the six months ended June 30, 2004 reflected increased marketing efforts that helped generate additional deposit balances in certificates of deposit ("CDs") and core (i.e., non-CD) deposit accounts. Successful CD promotional campaigns implemented during the six months ended June 30, 2004 resulted in growth in CDs of $187.9 million during the period. Additionally, during the six months ended June 2004, money market accounts increased $102.9 million as a result of successful promotional activities.

In order to both replace liquidity lost by the attrition of deposits and reduce the overall level of interest rate risk associated with its assets, the Company sold $274.2 million of investment securities and MBS during the six months ended June 30, 2005. The cash proceeds of the sale have initially been reinvested in overnight funds and other short-term (90 day or less) investments with a current average yield approximating 3.1%. The securities sold had an average yield of 3.62% and an average estimated duration of 2.4 years upon their disposition.

During the six months ended June 30, 2005, principal repayments totaled $183.5 million on real estate loans and $57.8 million on MBS. During the six months ended June 30, 2004, principal repayments totaled $351.5 million on real estate loans and $115.4 million on MBS. The decrease in principal repayments on loans and MBS resulted from a reduction in borrower refinance activities associated with mortgage-related assets as a result of increases in interest rates during the period June 2004 through June 2005. The decrease in principal repayments on MBS additionally reflected the decline in their balance during the twelve months ended June 30, 2005.

Since December 2002, the Bank has originated and sold multifamily residential mortgage loans in the secondary market to FNMA while retaining servicing and generating fee income while it services the loan. The Bank underwrites these loans using its customary underwriting standards, funds the loans, and sells them to FNMA at agreed upon pricing. Typically, the Bank seeks to sell loans with terms to maturity or repricing in excess of seven years from the origination date since it does not desire to retain such loans in portfolio as a result of the heightened interest rate risk they possess. Under the terms of the sales program, the Bank retains a portion of the associated credit risk. Once established, such amount continues to increase as long as the Bank continues to sell loans to FNMA under the program. The Bank retains this level of exposure until the portfolio of loans sold to FNMA is satisfied in its entirety or the Bank funds claims by FNMA for the maximum loss exposure. During the six months ended June 30, 2005 and 2004, the Bank sold FNMA $40.1 million and $32.3 million of loans, respectively, pursuant to this program. During the six months ended June 30, 2004, the terms offered on these loans by FNMA were less competitive than the market, resulting in diminished originations and sales during the period.

In furtherance of the Bank's strategy to limit asset growth during the six months ended June 30, 2005, no new REPO borrowings or FHLBNY advances were undertaken during the period. During the six months ended June 30, 2004, REPOS increased $158.0 million. During the six months ended June 30, 2004, the Company added REPO borrowings with an average maturity of 2.3 years and a weighted average interest cost of 2.37% in order to fund securities purchases. FHLBNY advances declined $27.5 million during the six months ended June 30, 2004, as management utilized REPOS and deposits as the primary sources for funding asset growth.

On March 19, 2004, the Company received net proceeds of $72.2 million from the issuance of debt in the form of Trust Preferred securities. These borrowings bear interest at a rate of 7.0% for 30 years and are callable at any time after 5 years. The Company has utilized a portion of the proceeds to repurchase its common stock, and has invested the remaining balance in short-term securities.

The levels of the Bank's short-term liquid assets are dependent on its operating, financing and investing activities during any given period. The Bank monitors its liquidity position daily. During the six months ended June 30, 2005, the Bank experienced increased liquidity that resulted from the sale of investment securities and MBS, real estate loan and MBS repayments and the sale of loans to FNMA. As of June 30, 2005, a portion of these funds had not been used to fund loan originations or other investment activities, and instead was invested in overnight federal funds sold and other short-term (less than 90 day) investments.

In the event that the Bank should require funds beyond its ability to generate them internally, an additional source of funds is available through use of its borrowing line at the FHLBNY. At June 30, 2005, the Bank had an additional potential borrowing capacity of $454.4 million available should it purchase the minimum required level of FHLBNY common stock (i.e., 1/20th of its outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by the Office of Thrift Supervision ("OTS"), which, as a general matter, are based on the amount and composition of an institution's assets. At June 30, 2005, the Bank was in compliance with all applicable regulatory capital requirements. In addition, at June 30, 2005, the Bank was considered "well-capitalized" for all regulatory purposes.

The Bank uses its liquidity and capital resources primarily for the origination of real estate loans and the purchase of mortgage-backed and other securities. During the six months ended June 30, 2005 and 2004, real estate loan originations totaled $294.3 million and $625.7 million, respectively. Purchases of investment securities and MBS, which were $413.2 million during the six months ended June 30, 2004, totaled $52.0 million for the six months ended June 30, 2005. The decrease in both loan origination levels and investment purchases during the six months ended June 30, 2005 reflected management's decision to temporarily reduce the level of its assets (including interest earning assets) while medium and long-term interest rates remained at historically low levels. Additionally contributing to the decrease in loan originations, were increases in interest rates during both the second half of 2004 and the six months ended June 30, 2005 which resulted in a decline in the level of loan refinance activity during the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

During the six months ended June 30, 2005, the Holding Company repurchased 381,800 shares of its common stock into treasury. All shares repurchased were recorded at the acquisition cost, which totaled $5.9 million during the period. As of June 30, 2005, up to 1,035,756 shares remained available for purchase under authorized share purchase programs. Based upon the closing price of its common stock of $15.20 per share as of June 30, 2005, the Holding Company would utilize $15.7 million in order to purchase all of the remaining authorized shares. For the Holding Company to complete these share purchases, it will likely require dividend distributions from the Bank.

Contractual Obligations

The Bank has outstanding at any time, significant borrowings in the form of FHLBNY advances or REPOS. The Holding Company also has an outstanding $25.0 million non-callable subordinated note payable due to mature in 2010, and $72.2 million of trust preferred borrowings from third parties due to mature in April 2034, which is callable at any time after April 2009.

The Bank is obligated under leases for rental payments on certain of its branches and equipment. A summary of the contractual obligations associated with CDs, borrowings and lease obligations as of June 30, 2005 is as follows:

	Payments Due By Period
Contractual Obligations	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at June 30, 2005
	(Dollars in thousands)
CDs	$780,065	$166,218	$32,206	$-	$978,489
Weighted average interest cost of CD's	2.82%	3.26%	3.48%	-	2.92%
Borrowings (including subordinated note payable)	$240,000	$185,000	$101,520	$282,665	$809,185
Weighted average interest cost of Borrowings (including subordinated note payable)	4.30%	3.61%	5.18%	4.76%	4.41%
Operating lease obligations	$1,014	$1,936	$1,599	$2,901	$7,450
Data processing system obligation	$688	$1,377	$1,377	$573	$4,015

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank has outstanding commitments to extend credit to third parties, which are subject to strict credit control assessments. Since many of these loan commitments expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at June 30, 2005
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$48,397	$-	$-	$-	$48,397
Other loan commitments	73,946	-	-	-	73,946
Recourse obligation on loans sold to FNMA	14,683	-	-	-	14,683
Total Credit Commitments	$137,026	$-	$-	$-	$137,026

Asset Quality

Non-Performing Loans (i.e., delinquent loans for which interest accruals have ceased in accordance with the Bank's policy discussed below) totaled $5.0 million and $1.5 million at June 30, 2005 and December 31, 2004, respectively. The increase in Non-Performing Loans during the six months ended June 30, 2005 resulted primarily from the addition of nine real estate loans totaling $3.7 million to nonaccrual status, which was partially offset by the removal of four real estate loans totaling $307,000 from nonaccrual status.

Pursuant to Bank policy, accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, any interest previously accrued to income in the year of discontinuance is reversed. Payments on nonaccrual loans are generally applied to principal. Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the principal balance and accrued interest. Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a minimum of twelve months. The Bank had no loans that were 90 days past due and accruing interest at June 30, 2005 or December 31, 2004.

The Bank had real estate and consumer loans totaling $4.1 million delinquent 60-89 days at June 30, 2005, compared to a total of $754,000, at December 31, 2004. The increase resulted from a net increase during the period of 11 such delinquent real estate loans totaling $3.6 million. The 60-89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of credit quality trends than Non-Performing Loans.

GAAP requires the Bank to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a loan constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. Current OTS regulations require that troubled-debt restructurings remain classified as such until the loan is either repaid or returns to its original terms. The Bank had no loans classified as troubled-debt restructurings at June 30, 2005 or December 31, 2004.

See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Classified Loans" for a discussion of impairment and reserves.

The recorded investment in loans deemed impaired pursuant to Amended SFAS 114 was approximately $4.2 million, consisting of seven loans, at June 30, 2005, compared to two loans, totaling $830,000 at December 31, 2004. The average total balance of impaired loans was approximately $2.4 million and $609,000 during the six months ended June 30, 2005 and 2004, respectively. The increase in both the average and ending balances of impaired loans during the six months ended June 30, 2005 resulted primarily from the addition of six impaired loans with an aggregate outstanding balance of $3.9 million. At June 30, 2005, reserves totaling $394,000 were allocated within the allowance for loan losses for impaired loans. At December 31, 2004, reserves totaling $83,000 were allocated within the allowance for loan losses for impaired loans. At June 30, 2005, Non-Performing Loans exceeded impaired loans by $803,000, due to $803,000 of one- to four-family and consumer loans, which, while on non-performing status, were not deemed impaired since they had individual outstanding balances less than $360,000.

Other Real Estate Owned (“OREO”). Property acquired by the Bank as a result of a foreclosure on a mortgage loan or deed in lieu of foreclosure is classified as OREO and is recorded at the lower of the recorded investment in the related loan or the fair value of the property at the date of acquisition, with any resulting write down charged to the allowance for loan losses. The Bank obtains a current appraisal on OREO property as soon as practicable after it takes possession of the realty and generally reassesses its value at least annually thereafter. There were no OREO properties as of June 30, 2005 and December 31, 2004.

The following table sets forth information regarding Non-Performing Loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated:

	At June 30, 2005	At December 31, 2004
	(Dollars in thousands)
Non-Performing Loans
One- to four-family	$327	$475
Multi-family residential	4,222	830
Cooperative apartment	294	-
Other	182	154
Total non-performing loans	5,025	1,459
Other Real Estate Owned	-	-
Total non-performing assets	5,025	1,459
Troubled-debt restructurings	-	-
Total non-performing assets and troubled-debt restructurings	$5,025	$1,459

Impaired loans	$4,222	$830
Ratios:
Total Non-Performing Loans to total loans	0.20%	0.06%
Total Non-Performing Loans and troubled-debt restructurings to total loans	0.20	0.06
Total non-performing assets to total assets	0.15	0.04
Total non-performing assets and troubled-debt restructurings to total assets	0.15	0.04

Allowance for Loan Losses

The allowance for loan losses was $15.5 million at both June 30, 2005 and December 31, 2004. During the six months ended June 30, 2005, the Bank recorded a provision of $120,000 to the allowance for loan losses to provide for additional inherent losses in the portfolio. During the same period, the Bank also recorded net recoveries of approximately $15,000, virtually all of which related to consumer loans, and reclassified $144,000 of its existing allowance for loan losses to other liabilities in order to separately account for reserves related to loan origination commitments. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies").

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

Assets. Assets totaled $3.27 billion at June 30, 2005, a decrease of $103.8 million from total assets of $3.38 billion at December 31, 2004. The decline in assets was experienced primarily in MBS available-for-sale, which decreased $292.7 million during the period. During the six months ended June 30, 2005, the Company sold $236.9 million of MBS available-for-sale (See " Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). Also contributing to the decline in MBS available-for-sale during the six months ended June 30, 2005 were principal payments received totaling $57.7 million.

Partially offsetting the decline in MBS were increases of $122.6 million in federal funds sold and other short-term investments, $53.9 million in real estate loans, and $15.5 million in investment securities available-for-sale during the six months ended June 30, 2005. The increase in federal funds sold and other short-term investments reflected the Company's purchase of $208.2 million of short-term (less than 90 day) securities from the proceeds received from the sale of investment securities available-for-sale and MBS available-for-sale. In addition, pursuant to the Bank's strategy to limit the level of growth in the loan portfolio during the period, excess liquidity generated from principal repayments on real estate loans and MBS and real estate loan sales was temporarily retained in federal funds sold and other short-term investments. The increase in real estate loans during the six months ended June 30, 2005 was attributable to originations of $294.3 million during the period that were partially offset by amortization of $183.5 million and sales to FNMA of $40.1 million. The increase in investment securities available-for-sale resulted from purchases of $52.0 million during the six months ended June 30, 2005 that was partially offset by sales of $36.9 million during the same period. The purchase and sale transactions were undertaken in order to reduce the overall interest rate sensitivity of the Bank's assets during the six months ended June 30, 2005.

Liabilities. Total liabilities decreased $109.6 million during the six months ended June 30, 2005. Deposits declined $124.7 million during the period. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of deposit activity).

Escrow and other deposits increased $8.5 million during the six months ended June 30, 2005, due to increased funding for real estate taxes during the period. Real estate tax installments were paid on behalf of the great majority of the Bank's loan customers in late December 2004, thus reducing the escrow deposit balance as of December 31, 2004.

Stockholders' Equity. Stockholders' equity increased $5.8 million during the six months ended June 30, 2005, due to net income of $18.1 million, common stock issued in fulfillment of stock option exercises totaling $1.2 million, and an increase of $694,000 related to amortization of the ESOP and RRP stock benefit plans. The ESOP and RRP possess investments in the Holding Company's common stock that are recorded as reductions in stockholders' equity ("Contra Equity Balances"). As compensation expense is recognized on the ESOP and RRP, the Contra Equity Balances are reduced, resulting in an increase to their respective equity balances. This increase to equity offsets the decline in the Company's retained earnings related to the periodic recorded ESOP and RRP expenses. Additionally, the other comprehensive loss (which is included as a negative balance within stockholders' equity) declined by $1.7 million during the six months ended June 30, 2005. This declined resulted from a decrease in the net unrealized loss on investment and mortgage-backed securities available-for-sale that was attributable to the disposal of securities in a loss position during the six months ended June 30, 2005, and replacement with short-term securities with little or no unrealized loss. The decline of $1.7 million in the other comprehensive loss resulted in a net increase to total stockholders' equity during the period.

Offsetting these increases to stockholders' equity during the six months ended June 30, 2005 were cash dividends of $9.9 million and treasury stock repurchases of $5.9 million during the period.

Comparison of the Operating Results for the Three Months Ended June 30, 2005 and 2004

General. Net income was $7.3 million during the three months ended June 30, 2005, a decrease of $5.1 million from net income of $12.4 million during the three months ended June 30, 2004. During the comparative period, net interest income decreased $1.9 million, non-interest income decreased $7.7 million and non-interest expense decreased $619,000, resulting in a decline in pre-tax income of $9.0 million. Income tax expense decreased $3.9 million as a result of the decline in pre-tax income.

Net Interest Income. The discussion of net interest income for the three months ended June 30, 2005 and 2004 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated. The yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)

	Three Months Ended June 30,
		2005			2004
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars In thousands)
Assets:
Interest-earning assets:
Real estate loans	$2,499,139	$35,261	5.64%	$2,348,236	$34,450	5.87%
Other loans	2,436	27	4.43	3,388	60	7.08
Mortgage-backed securities	369,470	3,270	3.54	750,157	6,146	3.28
Investment securities	90,384	755	3.34	45,188	375	3.32
Other short-term investments	234,506	1,887	3.22	148,854	386	1.04
Total interest-earning assets	3,195,935	$41,200	5.16%	3,295,823	$41,417	5.03%
Non-interest earning assets	139,172			153,083
Total assets	$3,335,107			$3,448,906

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW, Super Now accounts	$40,801	$103	1.01%	$41,128	$105	1.02%
Money Market accounts	670,907	2,869	1.72	844,621	3,177	1.51
Savings accounts	358,382	493	0.55	371,427	500	0.54
Certificates of deposit	966,386	6,720	2.79	998,037	6,460	2.60
Borrowed Funds	809,248	9,077	4.50	718,812	7,301	4.07
Total interest-bearing liabilities	2,845,724	$19,262	2.71%	2,974,025	$17,543	2.37%
Checking accounts	96,080			94,637
Other non-interest-bearing liabilities	108,200			110,907
Total liabilities	3,050,004			3,179,569
Stockholders' equity	285,103			269,337
Total liabilities and stockholders' equity	$3,335,107			$3,448,906
Net interest income		$21,938			$23,874
Net interest spread			2.45%			2.66%
Net interest-earning assets	$350,211			$321,798
Net interest margin			2.75%			2.90%
Ratio of interest-earning assets to interest-bearing liabilities			112.31%			110.82%

Rate/Volume Analysis (Unaudited)

	Three Months Ended
	June 30, 2005
	Compared to
	Three Months Ended
	June 30, 2004
	Increase/ (Decrease)
	Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$2,188	$(1,377)	$811
Other loans	(14)	(19)	(33)
Mortgage-backed securities	(3,242)	366	(2,876)
Investment securities	376	4	380
Other short-term investments	456	1,045	1,501
Total	(236)	19	(217)

Interest-bearing liabilities:
NOW and Super Now accounts	$(1)	$(1)	$(2)
Money market accounts	(696)	388	(308)
Savings accounts	(17)	10	(7)
Certificates of deposit	(206)	466	260
Borrowed funds	961	815	1,776
Total	41	1,678	1,719
Net change in net interest income	$(277)	$(1,659)	$(1,936)

Net interest income for the three months ended June 30, 2005 decreased $1.9 million to $22.0 million, from $23.9 million during the three months ended June 30, 2004. This decrease was attributable to an increase of $1.7 million in interest expense coupled with a decrease of $217,000 in interest income. The net interest spread decreased 21 basis points, from 2.66% for the three months ended June 30, 2004 to 2.45% for the three months ended June 30, 2005, and the net interest margin decreased 15 basis points, from 2.90% to 2.75% during the same period.

The decrease in both the net interest spread and net interest margin reflected an increase of 34 basis points in the average cost of interest bearing liabilities. The increase resulted primarily from the following: (i) borrowings, which possess a higher average cost than deposits, became a larger percentage of the Bank's total interest bearing liabilities as a result of runoff in deposit balances during the quarter, and (ii) the average cost of money market deposits and borrowings increased 21 basis points and 43 basis points, respectively, during the comparative period, reflecting increases in short-term interest rates during the period June 2004 through June 2005. (See "Interest Expense" below).

Partially offsetting the increase in the average cost of interest bearing liabilities was an increase of 13 basis points in the average yield on interest earning assets during the three months ended June 30, 2005 compared to the three months ended June 30, 2004. This increase resulted primarily from a shift in the composition of interest earning assets to a higher percentage of real estate loans (the Bank's highest yielding interest earning asset).

The tightening of monetary policy by the Federal Open Market Committee ("FOMC") during both the second half of 2004 and the six months ended June 30, 2005 resulted in a narrowing spread between short and long-term interest rates, which negatively impacted the Company's earnings during the three-month and six-month periods ended June 30, 2005. Absent any future change in interest rates, the narrowing of spreads between long and short-term interest rates is currently expected to negatively impact the Company's earnings during the year ending December 31, 2005 since it is anticipated that the Company will experience a greater level of re-pricing of interest-bearing liabilities compared to interest-earning assets. Management believes that by funding a large portion of its long-term investments with core deposits, which have historically been less sensitive to interest rate fluctuations than wholesale funding, the negative impact upon the Company's future earnings that would otherwise result from the narrowing spread between short and long-term interest rates, could be partially mitigated. In the event that the spread between long and short-term interest rates were to increase during the year ending December 31, 2005, the Company has attempted to position itself to benefit from this occurrence by: (i) not fully deploying its strong capital position during the low interest rate environments of 2003, 2004 and the first half of 2005, and (ii) maintaining a short-duration securities portfolio that is expected to provide a steady source of liquidity during 2005.

Interest Income.  Interest income was $41.2 million during the three months ended June 30, 2005, a decrease of $217,000 from $41.4 million during the three months ended June 30, 2004. This resulted from a decline of $2.9 million in interest income on MBS during the period, that was partially offset by increases in interest income on real estate loans, investment securities and other short-term investments of $811,000, $380,000 and $1.5 million, respectively, during the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

The decline in interest income on MBS during the three months ended June 30, 2005 compared to the three months ended June 30, 2004 resulted from a decreased average balance of $380.7 million (resulting primarily from the sale of $346.4 million of MBS during the period July 2004 through June 2005) that was partially offset by an increase of 26 basis points in average yield during the three months ended June 30, 2005 compared to the three months ended June 30, 2004 (resulting from increases in short and medium-term interest rates during the period June 2004 through June 2005).

The increase in interest income on real estate loans and investment securities resulted primarily from growth in their average balances of $150.9 million and $45.2 million, respectively, during the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The growth in the average balance of real estate loans during this period reflected real estate loan originations of $681.8 million between July 2004 and June 2005, which were partially offset by principal repayments and loan sales during the period. The increase in the average balance of investment securities reflected the purchase of investment securities available-for-sale totaling $52.0 million during the six months ended June 30, 2005.
Partially offsetting the increase in interest income on real estate loans that resulted from growth in their average balance, was a decline in their average yield of 23 basis points during the three months ended June 30, 2005 compared to the three months ended June 30, 2004. This decline resulted primarily from the continued loan satisfaction, prepayment and refinancing activities that occurred during the period July 2004 through June 2005 as a result of the low interest rate environment. Since both: (i) the average interest rate on the loans that satisfied, prepaid and/or refinanced during this period was higher than the average yield on the remaining loan portfolio, and (ii) the average interest rate on loans originated during the period was at or below that of existing loans in the Bank's portfolio, the average yield on real estate loans declined throughout the period. The average interest rate on new loans originated was at or below that of the existing portfolio loans since long-term interest rates, from which the interest rates on loan originations are derived, did not increase proportionally to the increases in short-term interest rates that occurred during the period July 2004 through June 2005.

The average yield on investment securities increased 2 basis points during the three months ended June 30, 2005 compared to the three months ended June 30, 2004 due to increases in short-term interest rates during the period June 2004 through June 2005. Since the Company's investment securities portfolio is predominantly short and medium-term in nature, its overall yield was favorably impacted by the increases in interest rates.
The increase in interest income on federal funds and other short term investments resulted from an increase of 218 basis points in their average yield, reflecting an increase of 200 basis points in short-term interest rates from June 2004 through June 2005, and an increase of $85.7 million in their average balance due to management's decision to maintain a higher level of federal funds sold and other short-term investments during a period of rising short-term interest rates and flat or minimally rising long-term interest rates.

Interest Expense. Interest expense increased $1.7 million, to $19.3 million, during the three months ended June 30, 2005, from $17.5 million during the three months ended June 30, 2004. The growth resulted primarily from increased interest expense of $1.8 million related to borrowings and $260,000 related to CDs.

During the three months ended June 30, 2005 compared to the three months ended June 30, 2004, the average balance of borrowings increased $90.4 million. During the year ended December 31, 2004, the Company added $192.9 million of REPOS and a $72.2 million trust preferred borrowing. The average cost of borrowed funds increased 43 basis points during the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004 due to the replacement of maturing low cost short-term borrowings while short-term interest rates rose during the period June 2004 through June 2005.

The increase in interest expense on CDs resulted from an increase in their average cost of 19 basis points during the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004. The increase in average cost resulted from increases in short-term interest rates during the period June 2004 through June 2005, as a great majority of the Bank's CDs outstanding at June 2004 matured during this timeframe. Partially offsetting the increase in the average cost of CDs, was a decline of $31.7 million in their average balance during the period, reflecting the attrition of CDs that matured during the period July 2004 through 2005 as the Bank held its non-promotional CD interest rates relatively constant while short-term interest steadily increased (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

Partially offsetting the increase in interest expense on CDs and borrowings was a decline of $308,000 in interest expense on money market accounts. This resulted from a decline of $173.7 million in their average balance during the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004 that was partially offset by an increase of 21 basis points in their average cost during the period. Since management of the Bank elected to maintain the non-promotional interest rates offered on money markets relatively constant during a period of rising short-term interest rates, the Bank experienced an above average level of attrition in non-promotional money market accounts, the majority of which flowed out of the Bank and into other financial institutions (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). This resulted in a decline in the overall average balance of money market accounts during the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The attrition in non-promotional money market accounts further caused an increase in the average cost of money market accounts since it resulted in the higher-cost promotional rate money market accounts becoming a greater percentage of the overall composition of money markets.

Provision for Loan Losses. The provision for loan losses was $60,000 during both the three months ended June 30, 2005 and 2004, as the Bank provided for additional inherent losses in the portfolio.

Non-Interest Income. Non-interest income, including gain or loss on the sale of loans and securities, decreased $7.7 million, to a net loss of $970,000, during the three months ended June 30, 2005, from $6.7 million during the three months ended June 30, 2004.

During the three months ended June 30, 2005, the Company recorded a net loss of $5.2 million on the sale of investment securities and MBS. In order to both replace liquidity lost by the attrition of deposits and reduce the overall level of interest rate risk associated with its assets, the Company sold $274.2 million of investment securities and MBS during the three months ended June 30, 2005. During the quarter ended June 30, 2004 the Company did not sell any investment securities or MBS.

The decline in non-interest income further resulted from decreased prepayment fee income (included in other non-interest income) of $2.5 million caused by a reduction in refinancings driven by the increases in interest rates during the period June 2004 through June 2005.

Service charges and other fees declined $228,000 during the three months ended June 30, 2005 compared to the three months ended June 30, 2004, due primarily to a reduction of $207,000 in retail deposit fees, reflecting both reduced customer fee-based activities and competitive fee policies implemented in the local market.

Non-Interest Expense. Non-interest expense was $9.9 million during the quarter ended June 30, 2005, a decrease of $619,000 from the three months ended June 30, 2004.

The benefit costs associated with the ESOP and RRP declined $353,000 during the comparative period, due to both a reduction in the anticipated level of allocated shares during the year ending December 31, 2005, (which is attributable to a decrease in the anticipated loan principal repayment to be made on the underlying ESOP borrowing that became effective January 1, 2005), along with a reduction in the average price of the Company's common stock (from which the recorded ESOP expense is derived).

       Salaries and employee benefits decreased $200,000 during the three months ended June 30, 2005 compared to the three months ended June 30, 2004, reflecting a reduction of $224,000 in benefits expense associated with modifications made to the BMP and Retirement Plan for Outside Directors.

Income Tax Expense. Income tax expense decreased $3.9 million during the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004, due primarily to a decline of $9.0 million in pre-tax net income. The effective tax rate declined to 34% during the quarter ended June 30, 2005 compared to 38% during the quarter ended June 30, 2004, due to the tax impact of the loss recorded from the sale of investment and mortgage backed securities during the quarter.

Comparison of the Operating Results for the Six Months Ended June 30, 2005 and 2004

General. Net income was $18.1 million during the six months ended June 30, 2005, a decrease of $6.6 million from net income of $24.7 million during the six months ended June 30, 2004. During the comparative period, net interest income decreased $3.1 million, non-interest income decreased $9.3 million and non-interest expense decreased $1.2 million, resulting in a decline in pre-tax income of $11.1 million. Income tax expense decreased $4.5 million as a result of the decline in pre-tax income.

Net Interest Income. The discussion of net interest income for the six months ended June 30, 2005 and 2004 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated. The yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)

	Six Months Ended June 30,
		2005			2004
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars In thousands)
Assets:
Interest-earning assets:
Real estate loans	$2,489,066	$70,109	5.63%	$2,281,588	$68,065	5.97%
Other loans	2,499	59	4.72	3,419	123	7.20
Mortgage-backed securities	436,773	7,760	3.55	646,613	10,858	3.36
Investment securities	79,318	1,361	3.43	41,452	687	3.31
Other short-term investments	192,649	2,841	2.95	140,418	729	1.04
Total interest-earning assets	3,200,305	$82,130	5.13%	3,113,490	$80,462	5.17%
Non-interest earning assets	145,818			158,063
Total assets	$3,346,123			$3,271,553

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW, Super Now accounts	$41,936	$210	1.01%	$39,024	$194	1.00%
Money market accounts	697,620	5,586	1.61	803,903	5,867	1.46
Savings accounts	359,612	984	0.55	369,312	994	0.54
Certificates of deposit	964,167	12,786	2.67	941,136	12,191	2.60
Borrowed funds	806,793	17,650	4.41	648,553	13,226	4.09
Total interest-bearing liabilities	2,870,128	$37,216	2.61%	2,801,928	$32,472	2.33%
Checking accounts	94,905			93,872
Other non-interest-bearing liabilities	98,019			101,792
Total liabilities	3,063,052			2,997,592
Stockholders' equity	283,071			273,961
Total liabilities and stockholders' equity	$3,346,123			$3,271,553
Net interest income		$44,914			$47,990
Net interest spread			2.52%			2.84%
Net interest-earning assets	$330,177			$311,562
Net interest margin			2.81%			3.08%
Ratio of interest-earning assets to interest-bearing liabilities			111.50%			111.12%

Rate/Volume Analysis (Unaudited)

	Six Months Ended
	June 30, 2005
	Compared to
	Six Months Ended
	June 30, 2004
	Increase/ (Decrease)
	Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$11,090	$(9,046)	$2,044
Other loans	(22)	(42)	(64)
Mortgage-backed securities	(5,687)	2,589	(3,098)
Investment securities	940	(266)	674
Other short-term investments	(14)	2,126	2,112
Total	6,307	(4,639)	1,668

Interest-bearing liabilities:
NOW and Super Now accounts	$21	$(5)	$16
Money market accounts	(1,522)	1,241	(281)
Savings accounts	(50)	40	(10)
Certificates of deposit	267	328	595
Borrowed funds	4,410	14	4,424
Total	3,126	1,618	4,744
Net change in net interest income	$3,181	$(6,257)	$(3,076)

Net interest income for the six months ended June 30, 2005 decreased $3.1 million, to $44.9 million, from $48.0 million during the six months ended June 30, 2004. The decrease was attributable to an increase of $4.7 million in interest expense that was partially offset by an increase of $1.7 million in interest income. The net interest spread decreased 32 basis points, from 2.84% for the six months ended June 30, 2004 to 2.52% for the six months ended June 30, 2005, and the net interest margin decreased 27 basis points, from 3.08% to 2.81% during the same period.

The decrease in both the net interest spread and net interest margin reflected: an increase of 29 basis points in the average cost of interest bearing liabilities, due primarily to: (i) borrowings, which possess a higher average cost than deposits, becoming a higher percentage of the overall composition of the Bank's funding as a result of a runoff in deposit balances during the period (see "Interest Expense" below), (ii) increases in the average cost of money market deposits and borrowings of 15 basis points and 32 basis points, respectively, during the comparative period, reflecting increases in short-term interest rates between June 2004 and June 2005, and (iii) a decline of 4 basis points in the average yield on interest earning assets during the six months ended June 30, 2005 compared to the six months ended June 30, 2004 due primarily to a decrease of 34 basis points in the average yield on real estate loans (the largest component of the Bank's interest earning assets) (see "Interest Income" below).

The tightening of monetary policy by the FOMC during both the second half of 2004 and the six months ended June 30, 2005 resulted in a narrowing spread between short and long-term interest rates, which negatively impacted the Company's earnings during the six-month period ended June 30, 2005. Absent any future change in interest rates, the narrowing of spreads between long and short-term interest rates is currently expected to negatively impact the Company's earnings during the year ending December 31, 2005 since it is anticipated that the Company will experience a greater level of re-pricing of interest-bearing liabilities compared to interest-earning assets. Management believes that by funding a large portion of its long-term investments with core deposits, which have historically been less sensitive to interest rate fluctuations than wholesale funding, the negative impact upon the Company's future earnings that would otherwise result from the narrowing spread between short and long-term interest rates, could be partially mitigated. In the event that the spread between long and short-term interest rates were to increase during the year ending December 31, 2005, the Company has attempted to position itself to benefit from this occurrence by: (i) not fully deploying its strong capital position during the low interest rate environments of 2003, 2004 and the first half of 2005, and (ii) maintaining a short-duration securities portfolio that is expected to provide a steady source of liquidity during 2005.

Interest Income. Interest income was $82.1 million during the six months ended June 30, 2005, an increase of $1.7 million from $80.5 million during the six months ended June 30, 2004. Interest income on real estate loans, investment securities and other short term investments increased by $2.0 million, $674,000 and $2.1 million, respectively, during the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Partially offsetting these increases was a decline of $3.1 million in interest income on MBS.

        The increase in interest income on real estate loans and investment securities resulted primarily from growth in their average balances of $207.5 million and $37.9 million, respectively, during the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The growth in the average balance of real estate loans reflected real estate loan originations of $681.8 million during the period July 2004 through June 2005, which were partially offset by principal repayments of $385.1 million and loan sales of $199.0 million during the period. The increase in the average balance of investment securities reflected the purchase of investment securities available-for-sale totaling $52.0 million during the six months ended June 30, 2005.

         Partially offsetting the increase in interest income on real estate loans that resulted from growth in their average balance, was a decline in their average yield of 34 basis points during the six months ended June 30, 2005 compared to the six months ended June 30, 2004, due to the continued loan satisfaction, prepayment and refinancing activities during the period July 2004 through June 2005. Since both: (i) the average interest rate on the loans that satisfied, prepaid and/or refinanced during this period was higher than the average yield on the remaining loan portfolio, and (ii) the average interest rate on loans originated during the period was at or below that of existing loans in the Bank's portfolio, the average yield on real estate loans declined throughout the period. The average interest rate on new loans originated was at or below that of the existing portfolio loans since long-term interest rates, from which the interest rates on loan originations are derived, did not increase proportionally to the increases in short-term interest rates that occurred during the period July 2004 through June 2005.

The average yield on investment securities increased 12 basis points during the six months ended June 30, 2005 compared to the six months ended June 30, 2004 due to increases in short-term interest rates during the period June 2004 through June 2005. Since the Company's investment securities portfolio is predominantly short and medium-term in nature, its overall yield was favorably impacted by the increases in interest rates.
The increase in interest income on federal funds and other short term investments resulted from an increase of 191 basis points in their average yield, reflecting an increase of 200 basis points in short-term interest rates from June 2004 through June 2005, and an increase of $52.2 million in their average balance due to management's decision to maintain a higher level of federal funds sold and other short-term investments during a period of rising short-term interest rates and flat or minimally rising long-term interest rates.

The decline in interest income on MBS during the six months ended June 30, 2005 compared to the six months ended June 30, 2004 resulted from a decreased average balance of $209.8 million (resulting from both the sale of $346.4 million of MBS and principal repayments of $148.8 million during the period July 2004 through June 2005) that was partially offset by an increase of 19 basis points in average yield during the six months ended June 30, 2005 compared to the six months ended June 30, 2004 (resulting from increases in short and medium-term interest rates during the period June 2004 through June 2005).

Interest Expense. Interest expense increased $4.7 million, to $37.2 million, during the six months ended June 30, 2005, from $32.5 million during the six months ended June 30, 2004. The growth in interest expense resulted primarily from increases of $4.4 million and $595,000 in interest expense on borrowings and CDs, respectively.

During the six months ended June 30, 2005 compared to the six months ended June 30, 2004, the average balance of borrowings increased $158.2 million. During the year ended December 31, 2004, the Company added $192.9 million of REPOS and a $72.2 million trust preferred borrowing. The average cost of borrowed funds increased 32 basis points during the six months ended June 30, 2005 compared to the six months ended June 30, 2004 due to the replacement of maturing low cost short-term borrowings while short-term interest rates rose during the period June 2004 through June 2005.

The increase in interest expense on CDs resulted from both an increase in their average cost of 7 basis points during the six months ended June 30, 2005 compared to the six months ended June 30, 2004 and an increase in their average balance of $23.0 million during the same period. The increase in average cost resulted from increases in short-term interest rates during the period June 2004 through June 2005, as a great majority of the Bank's CDs outstanding at June 2004 matured during this timeframe. The increase in average balance of CDs during the six months ended June 30, 2005 compared to the six months ended June 30, 2004 reflected $18.5 million of CDs added during the six months ended June 30, 2005, as a portion of the Bank's non-promotional interest rate money market depositors elected to move their balances into CDs as interest rates offered on CDs became more attractive compared to money markets.

Partially offsetting the increase in interest expense on CDs and borrowings was a decline of $281,000 in interest expense on money market accounts. This resulted from a decline of $106.3 million in their average balance during the six months ended June 30, 2005 compared to the six months ended June 30, 2004, that was partially offset by an increase of 15 basis points in their average cost during the period. Since management of the Bank elected to maintain the non-promotional interest rates offered on money markets relatively constant during a period of rising short-term interest rates, the Bank experienced an above average level of attrition in non-promotional money market accounts, the majority of which flowed out of the Bank and into other financial institutions (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). This resulted in a decline in the overall average balance of money market accounts during the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The attrition in non-promotional money market accounts further caused an increase in the average cost of money market accounts since it resulted in the higher-cost promotional rate money market accounts becoming a greater percentage of the overall composition of money markets.

Provision for Loan Losses. The provision for loan losses was $120,000 during both the six months ended June 30, 2005 and 2004 (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses").

Non-Interest Income. Non-interest income decreased $9.3 million, to $3.1 million, during the six months ended June 30, 2005, from $12.3 million during the six months ended June 30, 2004.

During the six months ended June 30, 2005, the Company recorded a net loss of $5.2 million on the sale of investment securities and MBS (See " Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). During the six months ended June 30, 2004, the Company recorded net gains of $516,000 on the sale of investment and mortgage-backed securities.

The decline in non-interest income further resulted from decreased prepayment fee income (included in other non-interest income) of $3.5 million caused by a decrease in refinancings driven by the increases in interest rates during the period June 2004 through June 2005. While refinancings and prepayments declined during this period, they continued to remain above their historical averages during the six months ended June 30, 2005.

Service charges and other fees declined $380,000 during the six months ended June 30, 2005 compared to the six months ended June 30, 2004 due primarily to a reduction of $454,000 in retail deposit fees, reflecting both reduced customer fee-based activities and competitive fee policies implemented in the local market.

Non-Interest Expense. Non-interest expense was $19.7 million during the six months ended June 30, 2005, a decrease of $1.2 million from the six months ended June 30, 2004.

The benefit costs associated with the ESOP and RRP declined $815,000 during the comparative period due to both a reduction in the anticipated level of allocated shares during the year ending December 31, 2005, (which is attributable to a decrease in the anticipated loan principal repayment to be made on the underlying ESOP borrowing that became effective January 1, 2005), along with a reduction in the average price of the Company's common stock (from which the recorded ESOP expense is derived).

       Salaries and employee benefits increased $152,000 during the six months ended June 30, 2005 compared to the six months ended June 30, 2004, reflecting both additional staffing and general salary increases during the year ended December 31, 2004.

Data processing costs decreased $288,000 during the comparative period due to cost savings associated with the new data systems implemented in November 2004.

Other expenses declined $376,000 due primarily to the reduction of $364,000 in the core deposit intangible expense associated with the Company's 1999 acquisition of Financial Bancorp, Inc., which fully amortized in January 2005.

Income Tax Expense. Income tax expense decreased $4.5 million during the six months ended June 30, 2005 compared to the six months ended June 30, 2004, due primarily to a decline of $11.1 million in pre-tax net income. The decline in the effective tax rate to 36% during the six months ended June 30, 2005 compared to 37% during the six months ended June 30, 2004 resulted from the tax impact of the loss recorded from the sale of investment and mortgage backed securities during the quarter ended June 30, 2005.

Other Information

The following table presents a breakdown of the Company's loan portfolio at June 30, 2005 and December 31, 2004 by loan type:

	June 30, 2005		December 31, 2004
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
One-to Four family and cooperative apartment	$ 140,258	5.5%	138,125	5.5%
Multifamily residential	1,234,888	48.5	1,267,518	50.8
Commercial real estate	314,331	12.3	277,168	11.1
Mixed use (classified as multifamily residential)	655,997	25.8	648,600	26.0
Mixed use (classified as commercial real estate)	188,636	7.4	146,892	5.9
Construction and land acquisition	13,184	0.5	15,558	0.6
Unearned Discounts and net deferred loan fees	(17)	-	(463)	-
Total real estate loans	2,547,277	100.0%	2,493,398	100.0%
Consumer loans	2,596		2,916
Allowance for loan losses	(15,534)		(15,543)
Total loans, net	$ 2,534,339		$ 2,480,771

The following table presents summary information related to the Company's consolidated investment securities and MBS at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Balance at end of period	$ 297,635	$ 575,310
Average interest rate	3.83%	3.63%
Average duration (in years)	2.3	2.3

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2004 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on March 15, 2005. The following is an update of the discussion provided therein.

General. Virtually all of the Company's market risk continues to reside at the Bank level. The Bank's largest component of market risk remains interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. At June 30, 2005, the Company owned no trading assets, nor did it conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds. There has been no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2004 to June 30, 2005.

Interest Sensitivity GAP. There was no material change in the computed one-year interest sensitivity GAP from December 31, 2004 to June 30, 2005.

Interest Rate Risk Exposure (Net Portfolio Value) Compliance. At June 30, 2005, the Bank continued to monitor the impact of interest rate volatility upon net interest income and net portfolio value ("NPV") in the same manner as at December 31, 2004. There were no changes in the Board-approved limits of acceptable variance in the effect of interest rate fluctuations upon net interest income and NPV at June 30, 2005 compared to December 31, 2004.

The analysis that follows presents the estimated NPV resulting from market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under four other interest rate scenarios ("Rate Shock Scenarios") represented by immediate, permanent, parallel shifts in the term structure of interest rates from the actual term structure observed at June 30, 2005 and December 31, 2004.  The analysis additionally presents a measurement of the percentage by which each of the Rate Shock Scenario NPVs change from the Pre-Shock Scenario

NPV at June 30, 2005 and December 31, 2004. Interest rate sensitivity is measured by the changes in the various Rate Shock Scenario NPV ratios ("NPV Ratios") from the Pre-Shock NPV Ratio.

	At June 30, 2005
						Portfolio Value of Assets
	Net Portfolio Value			Portfolio Value of Assets		At December 31, 2004
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Sensitivity Change	NPV Ratio	Sensitivity Change
Change in Interest Rate
+ 200 Basis Points	$337,402	$(72,539)	(17.69)%	10.56%	(186)	8.94%	(250)
+ 100 Basis Points	378,679	(31,262)	(7.63)	11.64	(78)	10.23	(121)
Pre-Shock	409,941	-	-	12.42	-	11.44	-
- 100 Basis Points	425,953	16,011	3.91	12.77	35	12.17	73
- 200 Basis Points	407,818	(2,124)	(0.52)	12.21	(21)	N/A	N/A

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

The NPV Ratio at June 30, 2005 was 12.42% in the Pre-Shock Scenario, an increase from the NPV Ratio of 11.44% at December 31, 2004. The NPV Ratio was 10.56% in the +200 basis point Rate Shock Scenario at June 30, 2005, an increase from the NPV Ratio of 8.94% in the +200 basis point Rate Shock Scenario at December 31, 2004. At June 30, 2005, the sensitivity measure in the +200 basis point Rate Shock Scenario was 186 basis points, compared to a sensitivity measure of 250 basis points in the +200 basis point Rate Shock Scenario at December 31, 2004.

The Pre-Shock NPV increased from $388.1 million at December 31, 2004 to $409.9 million at June 30, 2005. The increase in the Pre-Shock NPV was due primarily to an increase in the Bank’s capital, fueled by an increase in retained earnings, and an increase in the intangible value ascribed to the Bank’s deposits, despite a decline in their balance. The reason for the increase in deposit intangible value was that market rates of interest for terms to maturity of 2 years or less increased between 55 and 90 basis points during the six months ended June 30, 2005, while the Bank's cost of deposits increased by substantially less. Partially offsetting the increase to the Pre-Shock NPV was a decrease in the value of the Bank’s multifamily and commercial real estate loan portfolio due to the increases in market interest rates.

The increase in the Pre-Shock NPV Ratio reflects the increase in the Pre-Shock NPV while the value of the Bank’s balance sheet decreased due to declines in the balance of deposits at June 30, 2005 compared to December 31, 2004.

The Bank’s +200 basis point Rate Shock ("Post-Shock ") Scenario NPV increased from $291.5 million at December 31, 2004 to $337.4 million at June 30, 2005. The increase in the Post-Shock Scenario NPV at June 30, 2005, compared to that of December 31, 2004, was due primarily to three reasons. Initially, in May 2005, the Bank sold $211.5 million in medium-term collateralized mortgage obligations and reinvested the majority of the proceeds in short term securities. The decrease in the duration of the investment portfolio significantly reduced its loss of value in the Post-Shock Scenario. In addition, as previously mentioned, the increase in the Bank's capital as a result of higher retained earnings, contributed to an increase in the balance and value of its total assets without an offsetting increase in the value of its liabilities. Finally, improved repricing and cash flow characteristics caused the Bank’s multifamily and commercial real estate loan portfolio to exhibit a smaller decline in value in the Post-Shock Scenario at June 30, 2005 than December 31, 2004.

The increase in the Bank’s Post-Shock Scenario NPV Ratio at June 30, 2005 compared to December 31, 2004, reflected the increase in the Post-Shock Scenario NPV at June 30, 2005 compared to December 31, 2004. The Post Shock Scenario NPV ratio increased despite a decline in the Post-Shock value of the Bank’s assets from December 2004 to June 2005, that resulted from a decline in overall asset balances. The decline in asset balance was attributable to a decrease in the balance of deposits during the period.

Finally, the Bank’s Sensitivity Change at June 30, 2005, was negative 186 basis points, compared to negative 250 basis points at December 31, 2004. The improvement in sensitivity was primarily due to the shortening of the investment portfolio’s duration as well as the improved performance of the Bank’s multifamily and commercial real estate loan portfolio.

Item 4. Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of June 30, 2005, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each found that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) During the three months ended June 30, 2005, the Holding Company purchased 197,100 shares of its common stock into treasury. These repurchases were made under the Company's Tenth Stock Repurchase Program, which was publicly announced on May 20, 2004.

A summary of the shares repurchased by month is as follows:

Period	Total Number Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Programs
April 2005	64,000	$14.89	64,000	1,168,856
May 2005	86,200	15.24	86,200	1,082,656
June 2005	46,900	15.27	46,900	1,035,756

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Company's 2004 Annual Meeting of Shareholders was held on May 19, 2005 (the "Annual Meeting").

       The following directors were elected at the Annual Meeting: Vincent F. Palagiano, Kenneth J. Mahon, George L. Clark, Jr., Steven D. Cohn and John J. Flynn.

       The following are the directors whose terms of office as director continued after the Annual Meeting: Anthony Bergamo, Patrick E. Curtin, Michael P. Devine,
       Joseph H. Farrell, Fred P. Fehrenbach, Stanley Meisels and Louis V. Varone.

(c) The following is a summary of the matters voted upon at the Annual Meeting and the votes obtained:

Description	Votes For	Votes Against	Abstentions	Votes Withheld	Broker Non-Votes
1) Election of the following individuals as Director for a term to expire at the 2008 Annual Meeting of Shareholders:
Vincent F. Palagiano	32,766,177	-0-	-0-	1,775,641	-0-
Kenneth J. Mahon	32,387,384	-0-	-0-	2,154,434	-0-
George L. Clark, Jr.	33,138,868	-0-	-0-	1,402,950	-0-
Steven D. Cohn	33,014,121	-0-	-0-	1,527,697	-0-
John J. Flynn	33,140,083	-0-	-0-	1,401,735	-0-

2) Ratification of the appointment of Deloitte & Touche LLP to act as independent auditors for the Company for the year ending December 31, 2005	33,293,936	1,199,735	48,147	-0-	-0-

(d) Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number
3(i)	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (1)
3(ii)	Amended and Restated Bylaws of Dime Community Bancshares, Inc. (12)
4.1	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. [See Exhibit 3(i) hereto]
4.2	Amended and Restated Bylaws of Dime Community Bancshares, Inc. [See Exhibit 3(ii) hereto]
4.3	Draft Stock Certificate of Dime Community Bancshares, Inc. (2)
4.4	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock (3)
4.5	Rights Agreement, dated as of April 9, 1998, between Dime Community Bancorp, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (3)
4.6	Form of Rights Certificate (3)
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
Exhibits continued on next page

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
10.13
Form of stock option agreement for Outside Directors under Dime Community Bancshares, Inc. 1996 and 200 Stock Option Plans for Outside Directors,
   Officers and Employees and the 2004 Stock Incentive Plan. (5)

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
10.19
Option Conversion Certificates between Dime Community Bancshares, Inc. and each of Messrs. Russo, Segrete, Calamari, Latawiec, O'Gorman, and Ms. Swaya
   pursuant to Section 1.6(b) of the Agreement and Plan of Merger, dated as of July 18, 1998 by and between Dime Community Bancshares, Inc. and Financial
   Bancorp, Inc. (6)

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (7)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (11)
10.22	Waiver executed by Vincent F. Palagiano (12)
10.23	Waiver executed by Michael P. Devine (12)
10.24	Waiver executed by Kenneth J. Mahon (12)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (11)
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

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

(11) Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2005.

(12) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: August 9, 2005	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: August 9, 2005	By: /s/ KENNETH J. MAHON
Kenneth J. Mahon
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)