Form 10-Q
period 2005-09-30
DIME COMMUNITY BANCSHARES INC
filed 2005-11-09
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
OR

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
YES   X    NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES          NO   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at November 7, 2005
$.01 Par Value	36,941,634

	PART I - FINANCIAL INFORMATION
		Page
Item 1.	Condensed Financial Statements (Unaudited)
	Consolidated Statements of Financial Condition at September 30, 2005 and December 31, 2004	3
	Consolidated Statements of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2005 and 2004	4
	Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2005 and 2004 and Statements of Comprehensive Income for the Three-Month and Nine-Month Periods Ended September 30, 2005 and 2004	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004	6
	Notes to Consolidated Financial Statements	7-12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31-33
Item 4.	Controls and Procedures	33

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Security Holders	33-34
Item 5.	Other Information	34
Item 6.	Exhibits	34-36
	Signatures	36

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

Item 1. Condensed Financial Statements (Unaudited)

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)
	September 30, 2005 (Unaudited)	December 31, 2004
ASSETS:
Cash and due from banks	$29,939	$26,581
Federal funds sold and short-term investments	196,702	103,291
Encumbered investment securities held-to-maturity (estimated fair value of $523 and $589 at September 30, 2005 and December 31, 2004, respectively)	520	585
Investment securities available-for-sale (fair value):
Encumbered	14,046	-
Unencumbered	41,559	54,840
	55,605	54,840
Mortgage-backed securities held-to-maturity (estimated fair value of $485 at December 31, 2004):
Encumbered	-	166
Unencumbered	-	299
	-	465
Mortgage-backed securities available-for-sale (fair value):
Encumbered	202,243	235,401
Unencumbered	5,453	284,019
	207,696	519,420
Loans:
Real estate	2,561,610	2,493,398
Other loans	2,351	2,916
Less allowance for loan losses	(15,462)	(15,543)
Total loans, net	2,548,499	2,480,771
Loans held for sale	5,208	5,491
Premises and equipment, net	16,499	16,652
Federal Home Loan Bank of New York capital stock	25,325	25,325
Goodwill	55,638	55,638
Other assets	88,946	88,207
Total Assets	$3,230,577	$3,377,266
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$1,920,778	$2,116,825
Non-interest bearing deposits	94,143	93,224
Total deposits	2,014,921	2,210,049
Escrow and other deposits	76,379	48,284
Securities sold under agreements to repurchase	205,520	205,584
Federal Home Loan Bank of New York advances	506,500	506,500
Subordinated notes payable	25,000	25,000
Trust Preferred securities payable	72,165	72,165
Other liabilities	40,619	27,963
Total Liabilities	2,941,104	3,095,545
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at September 30, 2005 and December 31, 2004)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 50,524,150 shares and 50,111,988 shares issued at September 30, 2005 and December 31, 2004, respectively, and 37,026,976 shares and 37,165,740 shares outstanding at September 30, 2005 and December 31, 2004, respectively)	505	501
Additional paid-in capital	202,923	198,183
Retained earnings	270,547	258,237
Accumulated other comprehensive loss, net of deferred taxes	(2,828)	(3,228)
Unallocated common stock of the Employee Stock Ownership Plan ("ESOP")	(4,679)	(4,749)
Unearned and unallocated common stock of the Recognition and Retention Plan ("RRP")	(3,036)	(2,612)
Common stock held by the Benefit Maintenance Plan ("BMP")	(7,941)	(7,348)
Treasury stock, at cost (13,497,174 shares and 12,946,248 shares at September 30, 2005 andDecember 31, 2004, respectively)	(166,018)	(157,263)
Total Stockholders' Equity	289,473	281,721
Total Liabilities And Stockholders' Equity	$3,230,577	$3,377,266
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Loans secured by real estate	$36,079	$35,462	$106,188	$103,527
Other loans	25	65	84	188
Mortgage-backed securities	2,010	5,440	9,770	16,298
Investment securities	601	416	1,962	1,103
Federal funds sold and short-term investments	2,230	323	5,071	1,052
Total interest income	40,945	41,706	123,075	122,168

Interest expense:
Deposits and escrow	10,690	9,488	30,256	28,734
Borrowed funds	9,306	8,165	26,956	21,391
Total interest expense	19,996	17,653	57,212	50,125
Net interest income	20,949	24,053	65,863	72,043
Provision for loan losses	60	60	180	180
Net interest income after provision for loan losses	20,889	23,993	65,683	71,863

Non-interest income:
Service charges and other fees	1,561	1,619	4,483	4,921
Net gain (loss) on sales of loans	284	(288)	571	(21)
Net (loss) gain on sales and redemptions of securities	-	(139)	(5,176)	377
Income from Bank owned life insurance	466	477	1,415	1,475
Prepayment fee income	1,315	2,352	4,237	8,730
Other	412	477	1,592	1,365
Total non-interest income	4,038	4,498	7,122	16,847

Non-interest expense:
Salaries and employee benefits	5,470	4,774	15,547	14,700
ESOP and RRP compensation expense	589	901	1,743	2,870
Occupancy and equipment	1,389	1,404	4,002	3,920
Federal deposit insurance premiums	76	88	242	254
Data processing costs	966	951	1,995	2,269
Other	2,246	2,372	6,898	7,394
Total non-interest expense	10,736	10,490	30,427	31,407

Income before income taxes	14,191	18,001	42,378	57,303
Income tax expense	5,089	6,755	15,147	21,311
Net income	$9,102	$11,246	$27,231	$35,992

Earnings per Share:
Basic	$0.26	$0.32	$0.77	$1.02
Diluted	$0.26	$0.31	$0.76	$0.99
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands)

	Nine Months Ended September 30,
	2005	2004
Common Stock (Par Value $0.01):
Balance at beginning of period	$501	$492
Shares issued in exercise of options	4	8
Balance at end of period	505	500
Additional Paid-in Capital:
Balance at beginning of period	198,183	185,991
Cash paid for fractional shares of stock dividend	-	(12)
Stock options exercised	1,747	3,443
Tax benefit of benefit plans	1,935	5,037
Excess market over cost basis of treasury shares released	222	742
Amortization of excess fair value over cost - ESOP stock	836	1,549
Balance at end of period	202,923	196,750
Retained Earnings:
Balance at beginning of period	258,237	231,771
Net income for the period	27,231	35,992
Cash dividends declared and paid	(14,921)	(14,784)
Balance at end of period	270,547	252,979
Accumulated Other Comprehensive Income:
Balance at beginning of period	(3,228)	(846)
Change in other comprehensive loss during the period, net of deferred taxes	400	(2,104)
Balance at end of period	(2,828)	(2,950)
Employee Stock Ownership Plan:
Balance at beginning of period	(4,749)	(5,202)
Amortization of earned portion of ESOP stock	70	339
Balance at end of period	(4,679)	(4,863)
Recognition and Retention Plan:
Balance at beginning of period	(2,612)	(2,617)
Common stock acquired by RRP	(571)	(103)
Amortization of earned portion of RRP stock	147	81
Balance at end of period	(3,036)	(2,639)
Treasury Stock:
Balance at beginning of period	(157,263)	(120,086)
Shares released for obligation of BMP and RRP	862	1,021
Purchase of treasury shares, at cost	(9,617)	(32,836)
Balance at end of period	(166,018)	(151,901)
Common Stock Held by BMP:
Balance at beginning of period	(7,348)	(5,584)
Common stock acquired	(593)	(1,764)
Balance at end of period	(7,941)	(7,348)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Statements of Comprehensive Income	2005	2004	2005	2004
Net Income	9,102	$11,246	$27,231	$35,992
Reclassification adjustment for securities sold, net of benefit (tax) of $64 during the three months ended September 30, 2004 and $2,143 and $(173), respectively, during the nine months ended September 30, 2005 and 2004	-	75	3,033	(203)
Net unrealized securities (losses) gains arising during the period, net of benefit (taxes) of $(1,117) and $4,706 during the three months ended September 30, 2005 and 2004, respectively, and $(2,243) and $(1,619) during the nine months ended September 30, 2005 and 2004, respectively	(1,311)	5,524	(2,633)	(1,901)
Comprehensive Income	$7,791	$16,845	$27,631	$33,888
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$27,231	$35,992
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss (gain) on investment and mortgage backed securities sold	5,176	(377)
Net (gain) loss on sale of loans held for sale	(571)	21
Net depreciation and amortization	1,977	3,668
ESOP and RRP compensation expense	1,053	1,970
Provision for loan losses	180	180
Origination of loans held for sale	(85,169)	(139,222)
Proceeds from sale of loans held for sale	86,023	86,042
Increase in other assets	(1,072)	(14,552)
Increase (decrease) in other liabilities	12,656	(5,210)
Net cash provided by (used in) operating activities	47,484	(31,488)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in federal funds sold and other short term investments	(93,423)	32,447
Proceeds from maturities of investment securities held-to-maturity	65	60
Proceeds from maturities of investment securities available-for-sale	15,000	5,000
Proceeds from sales of investment securities available-for-sale	36,421	2,959
Proceeds from sales of mortgage backed securities held-to-maturity	377	-
Proceeds from sales of mortgage backed securities available-for-sale	232,230	127,107
Purchases of investment securities available-for-sale	(51,980)	(25,038)
Purchases of mortgage backed securities available-for-sale	(1,493)	(398,210)
Principal collected on mortgage backed securities held-to-maturity	94	244
Principal collected on mortgage backed securities available-for-sale	75,384	162,141
Net increase in loans	(67,908)	(285,273)
Purchases of premises and equipment	(864)	(1,352)
Redemption of Federal Home Loan Bank stock	-	1,375
Net cash provided by (used in) investing activities	143,903	(378,540)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in due to depositors	(195,128)	191,578
Net increase in escrow and other deposits	28,095	22,899
(Decrease) Increase in securities sold under agreements to repurchase	(64)	192,974
Decrease in FHLBNY Advances	-	(27,500)
Increase in Trust Preferred Securities payable	-	72,165
Cash dividends paid	(14,921)	(14,784)
Cash disbursed for the payment of the stock dividend	-	(12)
Stock options exercised and tax benefits of RRP	3,686	8,488
Acquisition of common stock by RRP and BMP	(80)	(103)
Purchase of treasury stock	(9,617)	(32,836)
Net cash (used in) provided by financing activities	(188,029)	412,869
INCREASE IN CASH AND DUE FROM BANKS	3,358	2,841
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	26,581	24,073
CASH AND DUE FROM BANKS, END OF PERIOD	$29,939	$26,914
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,491	30,336
Cash paid for interest	56,008	48,236
Increase (Decrease) in accumulated other comprehensive loss	400	(2,104)
See notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Bank maintains its headquarters in the Williamsburg section of the borough of Brooklyn, New York and operates twenty full-service retail banking offices located in the New York City boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York. The Bank’s principal business has been, and continues to be, gathering deposits from customers within its market area, and investing those deposits primarily in multifamily residential mortgage, commercial real estate, one- to four-family residential mortgage, construction and consumer loans, as well as mortgage-backed securities (“MBS”), obligations of the U.S. Government and Government Sponsored Entities (“GSEs”), and corporate debt and equity securities.

2. SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of September 30, 2005, the results of operations and statements of comprehensive income for the three-month and nine-month periods ended September 30, 2005 and 2004, and changes in stockholders' equity and cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2005. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas in the accompanying financial statements where estimates are made include the allowance for loan losses, the valuation of mortgage servicing rights ("MSR"), asset impairment adjustments, the valuation of debt and equity securities, loan income recognition, accumulated pension obligations and the realization of deferred tax assets.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2004 and notes thereto.

3. TREASURY STOCK

During the nine months ended September 30, 2005, the Holding Company repurchased 621,584 shares of its common stock into treasury. All shares repurchased were recorded at the acquisition cost, which totaled $9.6 million during the period.

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

4. ACCOUNTING FOR GOODWILL

The Company has designated the last day of its fiscal year as its annual date for impairment testing. The Company performed an impairment test as of December 31, 2004 and concluded that no impairment of goodwill existed. No events have occurred nor circumstances changed subsequent to December 31, 2004 that would reduce the fair value of the Company's reporting unit below its carrying value. Such events or changes in circumstances would require an immediate impairment test to be performed in accordance with State of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

Aggregate amortization expense related to the core deposit intangible was $48,000 for the nine months ended September 30, 2005. The core deposit intangible was fully amortized as of March 31, 2005, resulting in no amortization expense during the three months ended September 30, 2005. Amortization expense was $206,000 for the three months ended September 30, 2004 and $618,000 during the nine months ended September 30, 2004.

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

The following is a reconciliation of the numerator and denominator of basic EPS and diluted EPS for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands except share amounts)
Numerator:
Net Income per the Consolidated Statements of Operations	$9,102	$11,246	$27,231	$35,992
Denominator:
Weighted average number of shares outstanding utilized in the calculation of basic EPS	35,123,231	35,224,371	35,168,741	35,375,374

Unvested shares of RRP	45,304	27,000	42,253	32,666
Common stock equivalents resulting from the dilutive effect of "in-the money" stock options	572,967	1,127,226	661,403	1,408,704
Anti-dilutive effect of tax benefits associated with "in-the-money" stock options	(188,370)	(380,503)	(219,281)	(484,309)
Weighted average number of shares outstanding utilized in the calculation of diluted EPS	35,553,132	35,998,094	35,653,116	36,332,435

Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options are calculated based upon the excess of the average market value of the Company's common stock over the exercise price of outstanding options.

6. ACCOUNTING FOR STOCK BASED COMPENSATION

The Holding Company and Bank maintain the Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees, the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees and the Dime Community Bancshares, Inc. 2004 Stock Incentive Plan, (collectively the "Stock Plans"), as well as the RRP, which are discussed more fully in Note 15 to the Company's consolidated audited financial statements for the year ended December 31, 2004, and which are subject to the accounting requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosures, an Amendment of FASB Statement No. 123" (collectively "SFAS 123"). SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company accounts for stock-based compensation under the Stock Plans using the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Accordingly, no stock-based compensation cost has been reflected in net income for stock options, since, for all options granted under the Stock Plans, the exercise price equaled the market value of the underlying common stock on the date of the grant.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment", ("SFAS 123R"), addressing the accounting for share-based payment transactions (e.g., stock options and awards of restricted stock) in which an employer receives employee services in exchange for equity securities of the Company or liabilities that are based on the fair value of the company’s equity securities. This statement, which must be adopted for fiscal years beginning after June 15, 2005, will supersede APB 25 and will generally require that such transactions be accounted for using a fair-value-based method and the recording of compensation expense rather than optional pro forma disclosure. Adoption of SFAS 123R is not expected to have a material impact upon the Company's financial condition or results of operations.

The following table illustrates the effect on net income and EPS if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for the Stock Plans and RRP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands Except Per Share Amounts)
Net income, as reported	$9,102	$11,246	$27,231	$35,992
Less: Excess stock-based compensation expense determined under the fair value method over the stock-based compensation recorded for all plans, net of applicable taxes	(395)	(313)	(1,148)	(1,189)
Pro forma net income	$8,707	$10,933	$26,083	$34,803

Earnings per share
Basic, as reported	$0.26	$0.32	$0.77	$1.02
Basic, pro forma	0.25	0.31	0.74	0.98

Diluted, as reported	$0.26	$0.31	$0.76	$0.99
Diluted, pro forma	0.24	0.30	0.73	0.96

On March 29, 2005, the SEC released Staff Accounting Bulletin No. 107 ("SAB No. 107") that provides written guidance on several technical issues regarding the required adoption of SFAS 123R. The Company will adopt SAB No. 107 on January 1 2006 in conjunction with the adoption of SFAS 123R. Compliance with SAB No. 107 is not expected to have a material impact upon the Company's financial condition nor impact its results of operations materially from the amounts presented in the above table.

During the nine months ended September 30, 2005, the Company granted a total of 394,812 stock options to officers and outside directors. The weighted average fair value per option at the date of grant/conversion for these 394,812 stock options was estimated as follows:

Estimated fair value on date of grant/conversion	$3.91(a)
Pricing methodology utilized	Black- Scholes
Expected life (in years)	7.0
Interest rate	3.94%
Volatility	31.67
Dividend yield	3.67

(a) Represents weighted average values of stock options granted on January 31, 2005 and May 31, 2005.

On October 20, 2005, the Company's Board of Directors approved the acceleration of vesting for 1,141,813 outstanding unvested stock options awarded to outside directors, officers and employees of the Company or Bank under the Stock Plans . As a result of the accelerated vesting, which is expected to be implemented by the Company no later than December 30, 2005, all of the 1,141,813 stock options will become immediately exercisable. Management of the Company has authorization to forego the acceleration if events occurring prior to December 30, 2005 render the acceleration of the vesting periods detrimental to the best interests of the Company.

The authorization for the acceleration of Stock Plans vesting was undertaken in an attempt to eliminate the compensation expense that the Company would otherwise be required to recognize with respect to these unvested stock options upon adopting SFAS 123R. Adoption of SFAS 123R will require that compensation expense associated with unvested stock options at January 1, 2006 be recognized in the Company's consolidated statement of operations commencing in the first quarter of 2006. It is anticipated that the accelerated vesting of these options could eliminate potential pre-tax compensation expense recognition in future periods of approximately $3.4 million, of which $1.7 million would have been incurred during the year ending December 31, 2006.

Of the 1,141,813 stock options for which vesting is expected to be accelerated, 290,934, or 25%, are "in-the money" and possess an exercise price of $13.16 per share. The remaining options subject to acceleration have exercise prices ranging from $15.10 to $19.90 per share, and vesting periods ranging from January 2006 to May 2009. Based upon the closing market price of the Company's common stock of $13.84 as of October 20, 2005, the Company would incur a pre-tax charge of approximately $198,000 should it elect to accelerate the vesting on all of the 290,934 stock options with an exercise price of $13.16 per share.

7. INVESTMENT AND MORTGAGE-BACKED SECURITIES
The amortized/historical cost, gross unrealized gains and losses and estimated fair value of investment securities available-for-sale and MBS available-for-sale at September 30, 2005 were as follows:

	Investment Securities Available-for-Sale
	Amortized/ Historical Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$17,054	$-	$(17)	$17,037
Corporate securities	32,502	176	(109)	32,569
Equity securities	5,226	1,035	(262)	5,999
	$54,782	$1,211	$(388)	$55,605

	Mortgage-Backed Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(Dollars in thousands)
Collateralized mortgage obligations	$198,492	$-	$(5,585)	$192,907
GNMA pass-through certificates	2,574	38	-	2,612
FNMA pass-through certificates	12,615	-	(438)	12,177
	$213,681	$38	$(6,023)	$207,696

The amortized cost and estimated fair value of investment securities available-for-sale (excluding equity securities) at September 30, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment fees.

	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$28,060	$28,041
Due after one year through five years	998	980
Due after five years through ten years	-	-
Due after ten years	20,498	20,585
	$49,556	$49,606

    During the nine months ended September 30, 2005, proceeds from the sale of investment securities available-for-sale totaled $36.4 million. A loss of $499,000 was recognized on these sales. Proceeds from the sale of MBS available-for-sale totaled $232.2 million during the same period. A loss of $4.68 million was recognized on these sales. During the nine months ended September 30, 2005, proceeds from the sale of MBS held to maturity totaled $377,000. A gain of $6,000 was recognized on this sale. The unpaid principal balance of these securities was less than 15% of their acquired par value, and thus permissible under SFAS No. 115, "Accounting for Investments in Debt and Equity Securities."

The following table summarizes the gross unrealized losses and fair value of investment securities and MBS available-for-sale as of September 30, 2005, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
			(Dollars in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government corporations and agencies	$6,497	$8	$2,990	$9	$9,487	$17
Corporate securities	7,910	107	1,004	2	8,914	109
Equity securities	-	-	2,719	262	2,719	262
FNMA pass-through certificates	1,447	46	10,730	392	12,177	438
Collateralized Mortgage Obligations	60,596	1,686	132,311	3,899	192,907	5,585
	$76,450	$1,847	$149,754	$4,564	$226,204	$6,411

Management believes that the unrealized losses were temporary at September 30, 2005. In making this determination, management considered the severity and duration of the loss as well as its intent with regard to these securities. As of September 30, 2005, no other investment or mortgage-backed securities possessed unrealized losses.

The aggregate amount of held-to-maturity investment securities and MBS carried at historical cost was $520,000 as of September 30, 2005. No individual security that was carried at historical cost possessed an unrealized loss as of September 30, 2005.

   In October 2004, the FASB issued a proposed FASB Staff Position ("FSP") Emerging Issue Task Force ("EITF") Issue No. 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The proposed FSP provided implementation guidance with respect to debt securities that are impaired solely because of interest rate and/or sector spread increases that are analyzed for impairment under paragraph 16 of EITF Issue No. 03-1. In June 2005, the FASB issued EITF Issue No. 03-1-a, which made modifications to EITF Issue No 03-1. On November 3, 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which superceded EITF Issue No. 03-1 and EITF Issue No. 03-1a, and is effective for all reporting periods beginning after December 15, 2005. Management does not expect the adoption of FSP FAS 115-1 to have a material impact upon the Company's consolidated financial condition or results of operations.

8. RETIREMENT AND POSTRETIREMENT PLANS

Net expenses associated with the Company's employee and outside director retirement plans, the BMP and the Postretirement Benefits Plan are comprised of the following components:

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)
Service cost	$-	$18	$7	$14
Interest cost	336	64	340	58
Expected return on assets	(413)	-	(397)	-
Unrecognized past service liability	-	(7)	26	(7)
Amortization of unrealized loss	142	14	150	8
Net expense	$65	$89	$126	$73

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)
Service cost	$-	$54	$21	$43
Interest cost	1,018	192	1,019	173
Expected return on assets	(1,239)	-	(1,192)	-
Unrecognized past service liability	52	(22)	78	(21)
Amortization of unrealized loss	426	42	450	25
Curtailment credit	(179)	-	-	-
Net expense	$78	$266	$376	$220

In March 2005, the Board of Directors of the Company approved an amendment to the Director's Retirement Plan that froze all participant benefits effective March 31, 2005. Upon receipt of an updated actuarial valuation report reflecting this amendment, the Company recorded a curtailment credit of $179,000 related to the Director's Retirement Plan during the quarter ended June 30, 2005.

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expects to contribute $80,000 to its Director's Retirement Plan, and $187,000 to its Postretirement Plan, and make no contributions to the Employee Retirement Plan or the BMP during the year ending December 31, 2005. During the nine months ended September 30, 2005, the Company contributed $24,000 to the Director's Retirement Plan and expects to contribute an additional $8,000 during the remainder of 2005. The decrease in the estimated contributions to the Director's Retirement Plan during 2005 reflected the decision to extend the term of service for one year of an outside director who was due to retire in May 2005. During the nine months ended September 30, 2005, the Company made contributions totaling $131,000 to the Postretirement Plan and expects to make an additional estimated $43,000 of contributions during the remainder of 2005.

9. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20, 'Accounting Changes,' and FASB Statement No. 3, 'Reporting Accounting Changes in Interim Financial Statements.'" SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in the depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The adoption of SFAS No. 154 is not expected to have a material impact upon the Company's financial condition or results of operations.

On August 11, 2005, the FASB issued the Exposure Draft, "Accounting for Servicing of Financial Assets." The proposed Statement would amend SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to accounting for separately recognized MSRs. The Exposure Draft requires all separately recognized MSR to be initially measured at fair value, if practicable. The Exposure Draft permits, for each class of separately recognized servicing assets and liabilities, an entity to choose either of the following subsequent measurement methods: (1) amortizing servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss; or (2) reporting servicing assets or liabilities at fair value at each reporting date and reporting changes in fair value in earnings in the period in which the changes occur. Under the proposed Exposure Draft, an assessment of servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date would continue to be required in the event that the first method is chosen. The proposed Exposure Draft further requires additional disclosures for all separately recognized MSR.

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

Executive Summary

The Holding Company’s primary business is the operation of the Bank. The Company’s consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Bank additionally generates non-interest income such as service charges and other fees, as well as income associated with Bank Owned Life Insurance. Non-interest expense primarily consists of employee compensation and benefits, federal deposit insurance premiums, data processing costs, occupancy and equipment expenses, marketing expenses and other operating expenses. The Company’s consolidated results of operations are also significantly affected by general economic and competitive conditions (particularly fluctuations in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

The Bank’s primary strategy is generally to increase its household and deposit market shares in the communities which it serves. During the last five operating quarters, however, growth has been restricted as a result of the interest rate environment, which management has deemed unfavorable for significant balance sheet growth. The Bank also seeks to increase its product and service utilization for each individual depositor. In addition, the Bank’s primary strategy includes the origination of, and investment in, mortgage loans, with an emphasis on multifamily residential and commercial real estate loans. Recently, the Bank has increased its portfolios of loans secured by commercial real estate, as well as mixed-use properties that are typically comprised of ground level commercial units and residential apartments on the upper floors.

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

The net interest spread and net interest margin declined during both the three-month and nine-month periods ended September 30, 2005 when compared to the respective three-month and nine-month periods ended September 30, 2004. These declines were attributable to the continued low interest rate on loans during the three months and nine months ended September 30, 2005 coupled with increases in short-term interest rates during the period September 2004 through September 2005. This environment resulted in a greater increase in the average cost of interest bearing liabilities compared to the increase in yield on interest earning assets during both the three-month and nine-month periods ended September 30, 2005. In addition, reductions in multifamily residential and commercial real estate loan prepayment fees (as a result of increased interest rates), which declined by $1.0 million during the three months ended September 30, 2005 compared to the three months ended September 30, 2004, and by $4.5 million during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, respectively, reduced the overall level of non-interest income during these periods.

Selected Financial Highlights and Other Data

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Performance and Other Selected Ratios:	(Dollars in thousands except per share amounts)
Return on Average Assets	1.12%	1.30%	1.10%	1.44%
Return on Average Stockholders' Equity	12.62	16.41	12.75	17.51
Stockholders' Equity to Total Assets	8.96	8.21	8.96	8.21
Tangible Equity to Total Tangible Assets	7.44	6.76	7.44	6.76
Loans to Deposits at End of Period	127.51	113.34	127.51	113.34
Loans to Earning Assets at End of Period	84.10	78.13	84.10	78.13
Net Interest Spread	2.44	2.72	2.49	2.79
Net Interest Margin	2.71	2.92	2.78	3.03
Average Interest Earning Assets to Average Interest Bearing Liabilities	111.49	110.48	111.50	110.90
Non-Interest Expense to Average Assets	1.32	1.22	1.22	1.26
Efficiency Ratio	43.46	36.20	39.22	35.47
Effective Tax Rate	35.86	37.53	35.74	37.19
Dividend Payout Ratio	53.85	45.16	55.26	41.41
Average Tangible Equity	$234,560	$223,288	$232,098	$220,898
Per Share Data:
Reported EPS (Diluted)	$0.26	$0.31	$0.76	$0.99
Cash Dividends Paid Per Share	0.14	0.14	0.42	0.41
Stated Book Value	7.82	7.51	7.82	7.51
Tangible Book Value	6.39	6.09	6.39	6.09
Asset Quality Summary:
Net (Recoveries) Charge-offs	$(2)	$6	$(17)	$73
Non-performing Loans	4,608	851	4,608	851
Non-performing Loans/Total Loans	0.18%	0.03%	0.18%	0.03%
Non-performing Assets/Total Assets	0.14	0.02	0.14	0.02
Allowance for Loan Loss/Total Loans	0.60	0.61	0.60	0.61
Allowance for Loan Loss/Non-performing Loans	335.55	1,807.52	335.55	1,807.52
Regulatory Capital Ratios (Bank Only):
Tangible Capital	9.20%	7.86%	9.20%	7.86%
Leverage Capital	9.20	7.86	9.20	7.86
Total Risk-based Capital	13.84	14.84	13.84	14.84
Earnings to Fixed Charges Ratios
Including Interest on Deposits	1.71x	2.02x	1.74x	2.14x
Excluding Interest on Deposits	2.52	3.20	2.57	3.68

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Non-GAAP Disclosures - Core Earnings Reconciliation and Ratios (1)
Net income	$9,102	$11,246	$27,231	$35,992
Net pre-tax loss (gain) on sale of securities	-	139	5,176	(377)
Tax effect of adjustments	-	(59)	(2,143)	44
After tax effect of adjustments to core earnings	-	80	3,033	(333)
Core Earnings	$9,102	$11,326	$30,264	$35,659

Core Return on Average Assets	1.12%	1.31%	1.22%	1.43%
Core Return on Average Stockholders' Equity	12.62	16.52	14.17	17.35
Core EPS (Diluted)	$0.26	$0.31	$0.85	$0.98
Dividend payout ratio (based upon core earnings)	53.85%	45.16%	49.41%	28.57%

(1) Core earnings and related data are "Non-GAAP Disclosures." These disclosures present information which management considers useful to the readers of this report since they present a measure of the results of the Company's ongoing operations (exclusive of gains or losses on sales of investment or mortgage backed securities) during the period.

Critical Accounting Policies

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policies with respect to the methodologies it uses to determine the allowance for loan losses, the valuation of MSR, accumulated pension obligations, asset impairments (including the valuation of goodwill and other intangible assets, realization of deferred tax assets and other than temporary declines in the valuation of securities), and loan income recognition are the Company’s most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a high degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material variations in the Company's results of operations or financial condition.

The following are descriptions of the Company's critical accounting policies and explanations of the methods and assumptions underlying their application. These policies and their application are reviewed periodically and at least annually with the Audit Committee of the Holding Company.

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

Management uses available information to estimate losses on loans and believes that the Bank maintains its allowance for loan losses at appropriate levels. Adjustments may be necessary, however, if future economic, market or other conditions differ from the current operating environment. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to, or reductions in, the allowance based on judgments different from those of management.

Although the Bank believes it utilizes the most reliable information available, the level of the allowance for loan losses remains an estimate subject to significant judgment. These evaluations are inherently subjective because, although based upon objective data, it is management's interpretation of that data that determines the amount of the appropriate allowance. The Company, therefore, periodically reviews the actual performance and charge-off of its portfolio and compares them to the previously determined allowance coverage percentages. In so doing, the Company evaluates the impact that the variables discussed below may have on the portfolio to determine whether or not changes should be made to the assumptions and analyses.

Performing Loans

At September 30, 2005, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio. Performing loans are reviewed at least quarterly based upon the premise that there are losses inherent within the loan portfolio that have not been identified as of the review date. The Bank thus calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage and applying it to its performing loans. In deriving the expected loan loss percentage, the Bank considers the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multifamily residential, commercial real estate, cooperative apartment, construction or consumer); the underwriting history of the loan (i.e., whether it was underwritten by the Bank or a predecessor institution acquired by the Bank and, therefore, originally subjected to different underwriting criteria); both the current condition and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data to derive the expected loan loss percentages); the level of, and trend in, non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by real estate properties located in the New York City metropolitan area) or specific industry conditions within the portfolio segments. Since these criteria affect the expected loan loss percentages that are applied to performing loans, changes in any of them will effect the amount of the allowance and the provision for loan losses. The Bank applied the process of determining the allowance for loan losses consistently throughout both the three-month and nine-month periods ended September 30, 2005 and 2004.

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

The Bank's policy is to charge-off immediately all balances classified as ''Loss'' and record a reduction of the allowance for loan losses for the full amount of the outstanding loan balance. The Bank applied this process consistently throughout the three and nine-month periods ended September 30, 2005 and 2004.

Under the guidance established by Amended SFAS 114, loans determined to be impaired (generally, non-performing and troubled-debt restructured multifamily residential and commercial real estate loans and non-performing one- to four-family loans in excess of $360,000) are evaluated at least quarterly in order to establish whether the estimated value of the underlying collateral determined based upon an independent appraisal is sufficient to satisfy the existing debt. For each loan that the Bank determines to be impaired, impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimated fair value of the collateral. A specific reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses. The Loan Loss Reserve Committee's determination of the estimated fair value of the underlying collateral is subject to assumptions and judgments made by the committee. A specific valuation allowance could differ materially as a result of changes in these assumptions and judgments.

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

Asset Impairment Adjustments. Certain assets are carried in the Company's consolidated statements of financial condition at fair value or at the lower of cost or fair value. Management periodically performs analyses to test for impairment of these assets. Valuation allowances are established when necessary to recognize such impairment. Two significant impairment analyses relate to the value of goodwill and other than temporary declines in the value of the Company's securities.

Goodwill is accounted for in accordance with SFAS No. 142, which was adopted on July 1, 2001. SFAS No. 142 eliminated amortization of goodwill and instead requires performance of an annual impairment test at the reporting unit level. As of both July 1, 2001 and September 30, 2005, the Company had goodwill totaling $55.6 million.

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

Debt securities that are not classified as held-to-maturity, along with all equity securities are classified as either securities available-for-sale or trading securities. Unrealized holding gains or losses on debt and equity securities available-for-sale are excluded from net income and reported net of income taxes as other comprehensive income or loss. The Company conducts a periodic review and evaluation of its securities portfolio taking into account the severity and duration of an unrealized loss, as well as management's intent with regard to the securities, in order to determine if a decline in market value of any security below its carrying value is other than temporary. If such decline is deemed other than temporary, the carrying amount of the security is adjusted through a valuation allowance, with an applicable charge recorded in the Company's statement of operations. For the periods ended September 30, 2005 and December 31, 2004, there were no other-than temporary impairments in the securities portfolio.

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

Liquidity and Capital Resources

The Bank's primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security maturities and redemptions, advances from the Federal Home Loan Bank of New York ("FHLBNY"), and borrowings in the form of securities sold under agreement to repurchase ("REPOS") entered into with various financial institutions, including the FHLBNY. The Bank also sells selected multifamily residential and commercial real estate loans to the Federal National Mortgage Agency ("FNMA'), and long-term, one- to four-family residential real estate loans to either FNMA or the State of New York Mortgage Agency. The Company may additionally issue debt under appropriate circumstances. Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposits flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

The Bank gathers deposits in direct competition with commercial banks, savings banks and brokerage firms, many among the largest in the nation. It must additionally compete for deposit monies against the stock and bond markets, especially during periods of strong performance in those arenas. The Bank's deposit flows are affected primarily by the pricing and marketing of its deposit products compared to its competitors, as well as the market performance of depositor investment alternatives such as the U.S. bond or equity markets. To the extent that the Bank is responsive to general market increases or declines in interest rates, its deposit flows should not be materially impacted. However, favorable performance of the equity or bond markets could adversely impact the Bank’s deposit flows.

Deposits decreased $195.1 million during the nine months ended September 30, 2005, compared to an increase of $191.6 million during the nine months ended September 30, 2004. During both the second half of 2004 and the nine months ended September 30, 2005, while short-term interest rates were steadily increasing, the Bank, primarily in order to control its overall cost of deposits, elected to maintain the non-promotional interest rates offered on its various deposit accounts at or near their existing levels. As a result, deposit attrition increased during this time period (especially in the case of promotional money market deposits that reached the end of their promotional offering rates) and exceeded the level of new deposits gathered through ongoing promotional programs. Money market deposits thus declined $235.8 million during the nine months ended September 30, 2005. Partially offsetting the decline in money market accounts during the period, was an increase in certificates of deposit ("CDs") of $64.6 million, as a portion of money market balances migrated to CDs as interest rates became more attractive. The increase in deposits during the nine months ended September 30, 2004 reflected increased marketing efforts that helped generate additional balances in CDs and core (i.e., non-CD) deposit accounts. Successful CD promotional campaigns implemented during the nine months ended September 30, 2004 resulted in CD growth of $122.7 million during the period. Additionally during the nine months ended September 2004, money market accounts increased $67.6 million as a result of successful promotional activities.

In order to both replace liquidity lost by the attrition of deposits and reduce the overall level of interest rate risk associated with its assets, the Company sold $274.2 million of investment securities and MBS available-for-sale during the quarter ended June 30, 2005. The cash proceeds of the sale have been reinvested in overnight funds and other short-term (90 day or less) investments with a current average yield approximating 3.5%. The securities sold had an average yield of 3.62% and an average estimated duration of 2.4 years upon their disposition.

During the nine months ended September 30, 2005, principal repayments totaled $277.6 million on real estate loans and $75.5 million on MBS. During the nine months ended September 30, 2004, principal repayments totaled $481.2 million on real estate loans and $162.4 million on MBS. The decrease in principal repayments on loans and MBS resulted from a reduction in borrower refinance activities associated with mortgage-related assets as a result of increases in interest rates during the period September 2004 through September 2005. The decrease in principal repayments on MBS additionally reflected the reduction in their balance due to the sale of securities during the nine months ended September 30, 2005.

Since December 2002, the Bank has originated and sold multifamily residential mortgage loans in the secondary market to FNMA while retaining servicing and generating fee income while it services the loan. The Bank underwrites these loans using its customary underwriting standards, funds the loans, and sells them to FNMA at agreed upon pricing. Typically, the Bank seeks to sell loans with terms to maturity or repricing in excess of seven years from the origination date since it does not desire to retain such loans in portfolio as a result of the heightened interest rate risk they possess. Under the terms of the sales program, the Bank retains a portion of the associated credit risk. Once established, such amount continues to increase as long as the Bank continues to sell loans to FNMA under the program. The Bank retains this exposure until the portfolio of loans sold to FNMA is satisfied in its entirety or the Bank funds claims by FNMA for the maximum loss exposure. During the nine months ended September 30, 2005 and 2004, the Bank sold FNMA $65.7 million and $143.9 million of loans, respectively, pursuant to this program. During the nine months ended September 30, 2005 and 2004, the Company, based upon market conditions prevailing at the time, elected to sell portfolio loans to FNMA to reduce future interest rate risk on its balance sheet.

In furtherance of the Bank's strategy to limit asset growth during the nine months ended September 30, 2005, no new REPO borrowings or FHLBNY advances were undertaken during the period. During the nine months ended September 30, 2004, REPOS increased $193.0 million. During the nine months ended September 30, 2004, the Company added REPO borrowings with an average maturity of 1.9 years and a weighted average interest cost of 2.29% in order to fund securities purchases. FHLBNY advances declined $27.5 million during the nine months ended September 30, 2004, as management utilized REPOS and deposits as the primary sources for funding asset growth.

On March 19, 2004, the Company received net proceeds of $72.2 million from the issuance of debt in the form of Trust Preferred securities. These borrowings bear interest at a rate of 7.0% for 30 years and are callable at any time after 5 years. The Company has utilized a portion of the proceeds to repurchase its common stock, and has invested the remaining balance in short-term securities.

The levels of the Bank's short-term liquid assets are dependent on its operating, financing and investing activities during any given period. The Bank monitors its liquidity position daily. During the nine months ended September 30, 2005, the Bank experienced increased liquidity resulting from the sale of investment securities and MBS, real estate loan and MBS repayments and the sale of loans to FNMA. As of September 30, 2005, a portion of these funds had not been used to fund loan originations or other investment activities, and instead was invested in overnight federal funds sold and other short-term (less than 90 day) investments.

In the event that the Bank should require funds beyond its ability to generate them internally, an additional source of funds is available through use of its borrowing line at the FHLBNY. At September 30, 2005, the Bank had an additional potential borrowing capacity of $476.0 million available should it purchase the minimum required level of FHLBNY common stock (i.e., 1/20th of its outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by the Office of Thrift Supervision ("OTS"), which, as a general matter, are based on the amount and composition of an institution's assets. At September 30, 2005, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Bank uses its liquidity and capital resources primarily for the origination of real estate loans and the purchase of mortgage-backed and other securities. During the nine months ended September 30, 2005 and 2004, real estate loan originations totaled $430.3 million and $905.3 million, respectively. Purchases of investment securities (excluding short-term investments and federal funds sold) and MBS, which were $423.2 million during the nine months ended September 30, 2004, totaled $53.5 million for the nine months ended September 30, 2005. The decrease in both loan origination levels and investment purchases during the nine months ended September 30, 2005 reflected management's decision to temporarily forego asset growth (including interest earning assets) while medium and long-term interest rates remained at historically low levels. Additionally contributing to the decrease in loan originations were increases in interest rates during both the second half of 2004 and the nine months ended September 30, 2005 which resulted in a decline in loan refinance activity during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

During the nine months ended September 30, 2005, the Holding Company repurchased 621,584 shares of its common stock into treasury. All shares repurchased were recorded at the acquisition cost, which totaled $9.6 million during the period. As of September 30, 2005, up to 795,972 shares remained available for purchase under authorized share purchase programs. Based upon the $14.72 per share closing price of its common stock as of September 30, 2005, the Holding Company would utilize $11.7 million in order to purchase all of the remaining authorized shares. For the Holding Company to complete these share purchases, it will likely require dividend distributions from the Bank.

Contractual Obligations

The Bank has outstanding at any time significant borrowings in the form of FHLBNY advances or REPOS. The Holding Company has an outstanding $25.0 million non-callable subordinated note payable due to mature in 2010, and $72.2 million of trust preferred borrowings from third parties due to mature in April 2034, which are callable at any time after April 2009. The Bank is obligated under leases for rental payments on certain of its branches and equipment. A summary of the contractual obligations associated with CDs, borrowings and lease obligations as of September 30, 2005 is as follows:

	Payments Due By Period
Contractual Obligations	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at September 30, 2005
	(Dollars in thousands)
CDs	$824,312	$160,030	$40,193	$-	$1,024,535
Weighted average interest cost of CD's	3.11%	3.30%	3.68%	-%	3.16%
Borrowings (including subordinated note payable)	$280,000	$155,000	$91,520	$282,665	$809,185
Weighted average interest cost of borrowings (including subordinated note payable)	4.64%	3.66%	5.14%	3.29%	4.03%
Operating lease obligations	$1,018	$1,886	$1,578	$2,716	$7,198
Data processing system obligation	$688	$1,377	$1,377	$401	$3,843

Off-Balance Sheet Arrangements

The Bank implemented a program in December 2002 to originate and sell multifamily residential mortgage loans in the secondary market to FNMA while retaining servicing. The Company retains a recourse obligation on all loans sold under this program, which will remain in effect until either the portfolio of loans to FNMA are paid in entirety or the Company funds claims by FNMA for the full balance of the recourse obligation.

As part of its loan origination business, the Bank has outstanding commitments to extend credit to third parties, which are subject to strict credit control assessments. Since many of these loan commitments expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at September 30, 2005
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$58,665	$-	$-	$-	$58,665
Other loan commitments	94,933	-	-	-	94,933
Recourse obligation on loans sold to FNMA	15,683	-	-	-	15,683
Total Credit Commitments	$169,281	$-	$-	$-	$169,281

Asset Quality

Non-performing loans (i.e., delinquent loans for which interest accruals have ceased in accordance with the Bank's policy discussed below) totaled $4.6 million and $1.5 million at September 30, 2005 and December 31, 2004, respectively. The increase in non-performing loans during the nine months ended September 30, 2005 resulted primarily from the addition of five real estate loans totaling $4.1 million to nonaccrual status, which was partially offset by the removal of six real estate loans totaling $858,000 from nonaccrual status.

Pursuant to Bank policy, accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, any interest previously accrued to income in the year of discontinuance is reversed. Payments on non-performing loans are generally applied to principal. Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the principal balance and accrued interest. Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a minimum of twelve months. The Bank had no loans that were 90 days past due and accruing interest at September 30, 2005 or December 31, 2004.

The Bank had real estate and consumer loans totaling $452,000 delinquent 60-89 days at September 30, 2005, compared to a total of $754,000 at December 31, 2004. The decline primarily resulted from a decrease during the period of two such delinquent real estate loans totaling $373,000. The 60-89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of credit quality trends than non-performing loans.

GAAP requires the Bank to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a loan constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. Current OTS regulations require that troubled-debt restructurings remain classified as such until the loan is either repaid or returns to its original terms. The Bank had no loans classified as troubled-debt restructurings at September 30, 2005 or December 31, 2004.

See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Classified Loans" for a discussion of impairment and reserves.

The recorded investment in loans deemed impaired pursuant to Amended SFAS 114 was approximately $4.0 million, consisting of two loans, at September 30, 2005, compared to two loans, totaling $830,000, at December 31, 2004. The average total balance of impaired loans was approximately $2.8 million and $609,000 during the nine months ended September 30, 2005 and 2004, respectively. The increase in both the average and ending balances of impaired loans during the nine months ended September 30, 2005 resulted primarily from the addition of one impaired loan with an aggregate outstanding balance of $3.6 million. At September 30, 2005, reserves totaling $403,000 were allocated within the allowance for loan losses for impaired loans. At December 31, 2004, reserves totaling $83,000 were allocated within the allowance for loan losses for impaired loans. At September 30, 2005, non-performing loans exceeded impaired loans by $576,000, due to $576,000 of one- to four-family and consumer loans, which, while on non-performing status, were not deemed impaired since they had individual outstanding balances less than $360,000.

Other Real Estate Owned (“OREO”). Property acquired by the Bank as a result of a foreclosure on a mortgage loan or deed in lieu of foreclosure is classified as OREO and is recorded at the lower of the recorded investment in the related loan or the fair value of the property on the date of acquisition, with any resulting write down charged to the allowance for loan losses. The Bank obtains a current appraisal on OREO property as soon as practicable after it takes possession of the realty and generally reassesses its value at least annually thereafter. There were no OREO properties as of September 30, 2005 and December 31, 2004.

The following table sets forth information regarding non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated:

	At September 30, 2005	At December 31, 2004
	(Dollars in thousands)
Non-Performing Loans
One- to four-family	$218	$475
Multifamily residential	4,032	830
Cooperative apartment	284	-
Other	74	154
Total non-performing loans	4,608	1,459
Other Real Estate Owned	-	-
Total non-performing assets	4,608	1,459
Troubled-debt restructurings	-	-
Total non-performing assets and troubled-debt restructurings	$4,608	$1,459

Impaired loans	$4,032	$830
Ratios:
Total non-performing loans to total loans	0.18%	0.06%
Total non-performing loans and troubled-debt restructurings to total loans	0.18	0.06
Total non-performing assets to total assets	0.14	0.04
Total non-performing assets and troubled-debt restructurings to total assets	0.14	0.04

Allowance for Loan Losses

The allowance for loan losses was $15.5 million at both September 30, 2005 and December 31, 2004. During the nine months ended September 30, 2005, the Bank recorded a provision of $180,000 to the allowance for loan losses to provide for additional inherent losses in the portfolio. During the same period, the Bank also recorded net recoveries of approximately $17,000, virtually all of which related to consumer loans, and reclassified $277,000 of its existing allowance for loan losses to other liabilities in order to separately account for reserves related to loan origination commitments. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies").

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

Assets. Assets totaled $3.23 billion at September 30, 2005, a decrease of $146.7 million from total assets of $3.38 billion at December 31, 2004. The decline in assets was experienced primarily in MBS available-for-sale, which decreased $311.7 million during the period, principally as a result of the sale of $236.9 million of MBS available-for-sale (see " Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources") and MBS principal payments received totaling $75.5 million.

Partially offsetting the decline in MBS during the nine months ended September 30, 2005, were increases of $93.4 million in federal funds sold and other short-term investments and $68.2 million in real estate loans. The increase in federal funds sold and other short-term investments reflected the Company's purchase of $208.2 million of short-term (less than 90 day) securities from the proceeds of the previously mentioned sale of investment securities available-for-sale and MBS available-for-sale pursuant to the Company's strategy to limit growth in the loan portfolio. Additionally in furtherance of this strategy, excess liquidity generated from real estate loan sales and principal repayments on real estate loans and MBS, was temporarily retained in federal funds sold and other short-term investments. The increase in real estate loans during the nine months ended September 30, 2005 was attributable to originations of $430.3 million during the period, as interest rates offered on new loans continued to stimulate origination activity, that were partially offset by amortization of $277.6 million and sales to FNMA of $65.7 million.

Liabilities. Total liabilities decreased $154.4 million during the nine months ended September 30, 2005. Deposits declined $195.1 million during the period. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of deposit activity).

Escrow and other deposits increased $28.1 million during the nine months ended September 30, 2005, due to increased funding for real estate taxes during the period. Real estate tax installments were paid on behalf of the great majority of the Bank's loan customers in late December 2004, thus reducing the escrow deposit balance as of December 31, 2004.

Stockholders' Equity. Stockholders' equity increased $7.8 million during the nine months ended September 30, 2005, due to net income of $27.2 million, common stock issued in fulfillment of stock option exercises totaling $1.8 million, tax benefits on stock options exercised totaling $1.9 million, and an increase to equity of $1.1 million related to amortization of the ESOP and RRP stock benefit plans. The ESOP and RRP possess investments in the Holding Company's common stock that are recorded as reductions in stockholders' equity ("Contra Equity Balances"). As compensation expense is recognized on the ESOP and RRP, the Contra Equity Balances are reduced, resulting in an increase to their respective equity balances. This increase to equity offsets the decline in the Company's retained earnings related to the periodic recorded ESOP and RRP expenses. Additionally, the other comprehensive loss (which is included as a negative balance within stockholders' equity) declined by $400,000 during the nine months ended September 30, 2005. This decrease resulted from a decline in the net unrealized loss on investment and mortgage-backed securities available-for-sale that was attributable to the sale of securities in a loss position during the nine months ended September 30, 2005, and replacement with short-term securities with little or no unrealized loss. The decline of $400,000 in the other comprehensive loss resulted in a net increase to total stockholders' equity during the period.

Offsetting the increases to stockholders' equity during the nine months ended September 30, 2005 were cash dividends of $14.9 million and treasury stock repurchases of $9.6 million during the period.

Comparison of the Operating Results for the Three Months Ended September 30, 2005 and 2004

General. Net income was $9.1 million during the three months ended September 30, 2005, a decrease of $2.1 million from net income of $11.2 million during the three months ended September 30, 2004. During the comparative period, net interest income decreased $3.1 million, non-interest income decreased $460,000 and non-interest expense increased $246,000, resulting in a decline in pre-tax income of $3.8 million. Income tax expense decreased $1.7 million as a result of declines in pre-tax income as well as the effective tax rate.

Net Interest Income. The discussion of net interest income for the three months ended September 30, 2005 and 2004 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated. The yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)

	Three Months Ended September 30,
		2005			2004
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars In thousands)
Assets:
Interest-earning assets:
Real estate loans	$2,558,690	$36,079	5.64%	$2,522,106	$35,462	5.62%
Other loans	2,273	25	4.40	3,265	65	7.96
Mortgage-backed securities	218,204	2,010	3.68	630,131	5,440	3.45
Investment securities	65,259	601	3.68	50,458	416	3.30
Other short-term investments	246,397	2,230	3.62	86,650	323	1.49
Total interest-earning assets	3,090,823	$40,945	5.30%	3,292,610	$41,706	5.07%
Non-interest earning assets	156,393			155,502
Total assets	$3,247,216			$3,448,112

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW, Super Now accounts	$39,728	$100	1.00%	$44,003	$117	1.05%
Money Market accounts	570,067	2,284	1.59	827,387	2,985	1.43
Savings accounts	349,384	486	0.55	368,391	505	0.54
Certificates of deposit	1,003,995	7,820	3.09	942,465	5,881	2.48
Borrowed Funds	809,185	9,306	4.56	797,944	8,165	4.06
Total interest-bearing liabilities	2,772,359	$19,996	2.86%	2,980,190	$17,653	2.35%
Checking accounts	93,690			94,728
Other non-interest-bearing liabilities	92,736			99,018
Total liabilities	2,958,785			3,173,936
Stockholders' equity	288,431			274,176
Total liabilities and stockholders' equity	$3,247,216			$3,448,112
Net interest income		$20,949			$24,053
Net interest spread			2.44%			2.72%
Net interest-earning assets	$318,464			$312,420
Net interest margin			2.71%			2.92%
Ratio of interest-earning assets to interest-bearing liabilities			111.49%			110.48%

Rate/Volume Analysis (Unaudited)

	Three Months Ended
	September 30, 2005
	Compared to
	Three Months Ended
	September 30, 2004
	Increase/ (Decrease)
	Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$502	$115	$617
Other loans	(16)	(24)	(40)
Mortgage-backed securities	(3,674)	244	(3,430)
Investment securities	129	56	185
Other short-term investments	1,020	887	1,907
Total	(2,039)	1,278	(761)

Interest-bearing liabilities:
NOW and Super Now accounts	$(11)	$(6)	$(17)
Money market accounts	(968)	267	(701)
Savings accounts	(27)	8	(19)
Certificates of deposit	449	1,490	1,939
Borrowed funds	135	1,006	1,141
Total	(422)	2,765	2,343
Net change in net interest income	$(1,617)	$(1,487)	$(3,104)

Net interest income for the three months ended September 30, 2005 decreased $3.1 million to $21.0 million, from $24.1 million during the three months ended September 30, 2004. The decrease was attributable to an increase of $2.3 million in interest expense coupled with a decrease of $761,000 in interest income. The net interest spread decreased 28 basis points, from 2.72% for the three months ended September 30, 2004 to 2.44% for the three months ended September 30, 2005, and the net interest margin decreased 21 basis points, from 2.92% to 2.71% during the same period.

The decrease in both the net interest spread and net interest margin reflected an increase of 51 basis points in the average cost of interest bearing liabilities. The increase resulted primarily from the following: (i) borrowings, which possess a higher average cost than deposits, became a larger percentage of the Bank's total interest bearing liabilities as a result of runoff in deposit balances during the quarter, and (ii) the average cost of money market deposits, CDs and borrowings increased by 16 basis points, 61 basis points and 50 basis points, respectively, during the comparative period, reflecting increases in short-term interest rates during the period September 2004 through September 2005. (See "Interest Expense" below).

Partially offsetting the increase in the average cost of interest bearing liabilities was an increase of 23 basis points in the average yield on interest earning assets during the three months ended September 30, 2005 compared to the three months ended September 30, 2004. This increase resulted primarily from an increase in real estate loans (the Bank's highest yielding interest earning asset) as a percentage of total interest earning assets.

The tightening of monetary policy by the Federal Open Market Committee ("FOMC") during both the second half of 2004 and the nine months ended September 30, 2005, in combination with various market factors suppressing increases in both general long-term interest rates and interest rates offered on real estate loans within the Bank's lending market, resulted in a narrowing spread between short and long-term interest rates, which negatively impacted the Company's earnings during the three-month and nine-month periods ended September 30, 2005. Absent any future change in interest rates, the narrowing of spreads between long and short-term interest rates is currently expected to negatively impact the Company's earnings during the remainder of the year ending December 31, 2005, since it is anticipated that the Company will experience a greater level of re-pricing of interest-bearing liabilities than interest-earning assets. Management believes that by maintaining strict pricing on its promotional and non-promotional deposits during the second half of 2004 and the first nine months of 2005, the negative impact upon the Company's future earnings that would otherwise result from the narrowing spread between short and long-term interest rates, could be partially mitigated.

Interest Income. Interest income was $40.9 million during the three months ended September 30, 2005, a decrease of $761,000 from $41.7 million during the three months ended September 30, 2004. This resulted from a decline of $3.4 million in interest income on MBS during the period, that was partially offset by increases in interest income on real estate loans, investment securities and other short-term investments of $617,000, $185,000 and $1.9 million, respectively, during the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

The decline in interest income on MBS during the three months ended September 30, 2005 compared to the three months ended September 30, 2004 resulted from a decreased average balance of $411.9 million (resulting primarily from the sale of $346.4 million of MBS during the period July 2004 through September 2005) that was partially offset by an increase of 23 basis points in average yield during the three months ended September 30, 2005 compared to the three months ended September 30, 2004 (resulting from increases in short and medium-term interest rates during the period September 2004 through September 2005).

The increase in interest income on real estate loans and investment securities resulted primarily from growth in their average balances of $36.6 million and $14.8 million, respectively, during the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The growth in the average balance of real estate loans reflected real estate loan originations of $538.2 million between October 2004 and September 2005, which were partially offset by principal repayments and loan sales during the period. The increase in the average balance of investment securities reflected the purchase of investment securities available-for-sale totaling $52.0 million during the nine months ended September 30, 2005.

        The average yield on real estate loans increased by 2 basis points during the three months ended September 30, 2005 compared to the three months ended September 30, 2004. This increase resulted primarily from both slight increases in origination rates on the Company's multifamily loans during the twelve months ended September 30, 2005 (reflecting increased interest rates during the period), along with increased levels of commercial real estate loan originations, which provided a higher average yield compared to the Company's multifamily residential loan originations.

The average yield on investment securities increased 38 basis points during the three months ended September 30, 2005 compared to the three months ended September 30, 2004, due to increases in short-term interest rates during the period September 2004 through September 2005. Since the Company's investment securities portfolio is predominantly short and medium-term in nature, its overall yield was favorably impacted by the increases in interest rates.

  The increase in interest income on federal funds and other short term investments resulted from an increase of 213 basis points in their average yield, reflecting an increase of 200 basis points in short-term interest rates from September 2004 through September 2005, and an increase of $159.7 million in their average balance due to management's decision to maintain a higher level of federal funds sold and other short-term investments during a period of rising short-term interest rates and flat or minimally rising long-term interest rates.

Interest Expense. Interest expense increased $2.3 million, to $20.0 million, during the three months ended September 30, 2005, from $17.7 million during the three months ended September 30, 2004. The growth resulted primarily from increased interest expense of $1.1 million related to borrowings and $1.9 million related to CDs.

During the three months ended September 30, 2005 compared to the three months ended September 30, 2004, the average balance of borrowings increased $11.2 million, as a result of the effects on the respective average balance computations during the three months ended September 30, 2005 and 2004 of $27.5 million of REPOS that were added during the period July 1, 2004 through December 31, 2004 and remained outstanding during the three months ended September 30, 2005. The average cost of borrowed funds increased 50 basis points during the comparative period due to the replacement of maturing low cost short-term borrowings while short-term interest rates rose during the period September 2004 through September 2005.

The increase in interest expense on CDs resulted from an increase in their average cost of 61 basis points during the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. The increase in average cost resulted from increases in short-term interest rates during the period September 2004 through September 2005, as a great majority of the Bank's CDs outstanding at September 2004 matured during this timeframe. In addition, the average balance of CDs increased $61.5 million during the period, reflecting a movement of deposit funds from money market accounts into CDs as the interest rates offered on CDs become more favorable compared to money markets. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

Partially offsetting the increase in interest expense on CDs and borrowings was a decline of $701,000 in interest expense on money market accounts. This resulted from a decrease of $257.3 million in their average balance during the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004 that was partially offset by an increase of 16 basis points in their average cost during the period. Since management of the Bank elected to maintain the non-promotional interest rates offered on money markets constant during a period of rising short-term interest rates, the Bank experienced an above average level of attrition in non-promotional money market accounts, the majority of which flowed out of the

Bank and into other financial institutions (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

Provision for Loan Losses. The provision for loan losses was $60,000 during both the three months ended September 30, 2005 and 2004, as the Bank provided for additional inherent losses in the portfolio.

Non-Interest Income. Non-interest income, including gain or loss on the sale of loans and securities, decreased $460,000, to $4.0 million, during the three months ended September 30, 2005, from $4.5 million during the three months ended September 30, 2004.

The decline in non-interest income resulted primarily from decreased prepayment fee income (included in other non-interest income) of $1.0 million caused by a reduction in refinancings driven by the increases in interest rates during the period September 2004 through September 2005.

Service charges and other fees declined $58,000 during the three months ended September 30, 2005 compared to the three months ended September 30, 2004, due primarily to a reduction of $158,000 in retail deposit fees, reflecting both reduced customer fee-based activities and competitive fee policies implemented in the local market.

The Company recorded a net gain of $284,000 on sales of $25.5 million in loans to FNMA during the quarter ended September 30, 2005 and a net loss of $288,000 on the sale of $58.3 million in loans to FNMA during the quarter ended September 30, 2004. The decline in sales activity during 2005 reflected, in part, reduced loan origination activity during 2005. The Company recorded a loss of $139,000 on the sale of $109.1 million of securities during the quarter ended September 30, 2004. There were no sales of securities during the quarter ended September 30, 2005.

        Non-Interest Expense. Non-interest expense was $10.7 million during the quarter ended September 30, 2005, an increase of $246,000 from the three months ended September 30, 2004.

Salaries and employee benefits increased $696,000 during the comparative period, reflecting normal salary increases as well as the filling of open and new staffing positions and management positions. The additions to staff were made in order to best position the Company for potential growth once the interest rate environment stabilizes and presents opportunities for the Company to grow. Offsetting these increases was a reduction to expense related to BMP reflecting management decision to give up all BMP benefits for this calendar year.

The benefit costs associated with the ESOP and RRP declined $312,000 during the comparative period, due to both a reduction in the anticipated level of allocated shares during the year ending December 31, 2005, (which is attributable to a decrease in the anticipated loan principal repayment to be made on the underlying ESOP borrowing that became effective January 1, 2005), along with a reduction in the average price of the Company's common stock (from which the recorded ESOP expense is derived).
Other operating expenses declined $126,000 during the three months ended September 30, 2005 compared to the three months ended September 30, 2004 due primarily to the reduction of $206,000 in core deposit intangible amortization expense associated with the Company's 1999 acquisition of Financial Bancorp, Inc., which fully amortized in January 2005.

Income Tax Expense. Income tax expense decreased $1.7 million during the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004, due primarily to a decline of $3.8 million in pre-tax net income. The effective tax rate declined to 35.9% during the quarter ended September 30, 2005 from 37.5% during the quarter ended September 30, 2004, due to the successful implementation of consolidated tax savings strategies during the period.

Comparison of the Operating Results for the Nine Months Ended September 30, 2005 and 2004

General. Net income was $27.2 million during the nine months ended September 30, 2005, a decrease of $8.8 million from net income of $36.0 million during the nine months ended September 30, 2004. During the comparative period, net interest income decreased $6.2 million, non-interest income decreased $9.7 million and non-interest expense decreased $980,000, resulting in a decline in pre-tax income of $14.9 million. Income tax expense decreased $6.2 million as a result of the decline in pre-tax income.

Net Interest Income. The discussion of net interest income for the nine months ended September 30, 2005 and 2004 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated. The yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)

	Nine Months Ended September 30,
		2005			2004
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars In thousands)
Assets:
Interest-earning assets:
Real estate loans	$2,512,274	$106,188	5.64%	$2,361,761	$103,527	5.84%
Other loans	2,424	84	4.62	3,368	188	7.44
Mortgage-backed securities	363,917	9,770	3.58	641,119	16,298	3.39
Investment securities	74,632	1,962	3.51	44,454	1,103	3.31
Other short-term investments	210,565	5,071	3.21	122,495	1,052	1.15
Total interest-earning assets	3,163,811	$123,075	5.19%	3,173,196	$122,168	5.13%
Non-interest earning assets	149,343			157,209
Total assets	$3,313,154			$3,330,406

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW, Super Now accounts	$41,200	$310	1.01%	$40,683	$311	1.02%
Money market accounts	655,102	7,871	1.61	811,731	8,852	1.46
Savings accounts	356,203	1,469	0.55	369,005	1,498	0.54
Certificates of deposit	977,443	20,606	2.82	941,579	18,073	2.57
Borrowed funds	807,591	26,956	4.46	698,351	21,391	4.10
Total interest-bearing liabilities	2,837,538	$57,212	2.70%	2,861,349	$50,125	2.34%
Checking accounts	94,500			94,157
Other non-interest-bearing liabilities	96,258			100,867
Total liabilities	3,028,296			3,056,373
Stockholders' equity	284,857			274,033
Total liabilities and stockholders' equity	$3,313,154			$3,330,406
Net interest income		$65,863			$72,043
Net interest spread			2.49%			2.79%
Net interest-earning assets	$326,272			$311,848
Net interest margin			2.78%			3.03%
Ratio of interest-earning assetsto interest-bearing liabilities			111.50%			110.90%

Rate/Volume Analysis (Unaudited)

	Nine Months Ended
	September 30, 2005
	Compared to
	Nine Months Ended
	September 30, 2004
	Increase/ (Decrease)
	Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$6,401	$(3,740)	$2,661
Other loans	(43)	(61)	(104)
Mortgage-backed securities	(7,245)	717	(6,528)
Investment securities	770	89	859
Other short-term investments	1,441	2,578	4,019
Total	1,324	(417)	907

Interest-bearing liabilities:
NOW and Super Now accounts	$3	$(4)	$(1)
Money market accounts	(1,800)	819	(981)
Savings accounts	(55)	26	(29)
Certificates of deposit	730	1,803	2,533
Borrowed funds	3,515	2,050	5,565
Total	2,393	4,694	7,087
Net change in net interest income	$(1,069)	$(5,111)	$(6,180)

Net interest income for the nine months ended September 30, 2005 decreased $6.2 million, to $65.9 million, from $72.1 million during the nine months ended September 30, 2004. The decrease was attributable to an increase of $7.1 million in interest expense that was partially offset by an increase of $907,000 in interest income. The net interest spread decreased 30 basis points, from 2.79% for the nine months ended September 30, 2004 to 2.49% for the nine months ended September 30, 2005, and the net interest margin decreased 25 basis points, from 3.03% to 2.78% during the same period.

The decrease in both the net interest spread and net interest margin reflected an increase of 36 basis points in the average cost of interest bearing liabilities, due primarily to: (i) borrowings, which possess a higher average cost than deposits, becoming a higher percentage of the overall composition of the Bank's funding as a result of a runoff in deposit balances during the period (see "Interest Expense" below), and (ii) increases in the average cost of money market deposits, CDs and borrowings of 15 basis points, 25 basis points and 36 basis points, respectively, during the comparative period, reflecting increases in short-term interest rates between September 2004 and September 2005.

Partially offsetting the increase in the average cost of interest bearing liabilities was an increase of 6 basis points in the average yield on interest earning assets during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This increase resulted primarily from a shift in the composition of interest earning assets to a higher percentage of real estate loans (the Bank's highest yielding interest earning asset).

Interest Income. Interest income was $123.1 million during the nine months ended September 30, 2005, an increase of $907,000 from $122.2 million during the nine months ended September 30, 2004. Interest income on real estate loans, investment securities and other short term investments increased by $2.7 million, $859,000 and $4.0 million, respectively, during the comparative period. Partially offsetting these increases was a decline of $6.5 million in interest income on MBS.

The increase in interest income on real estate loans and investment securities resulted primarily from growth in their average balances of $150.5 million and $30.2 million, respectively, during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The growth in the average balance of real estate loans reflected real estate loan originations of $538.2 million between October 2004 and September 2005, which were partially offset by principal repayments and loan sales during the period.

Partially offsetting the increase in interest income on real estate loans that resulted from growth in their average balance was a decline in their average yield of 20 basis points during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, due to continued loan satisfaction, prepayment and refinancing activities during the period October 2004 through September 2005. Since both: (i) the average interest rate on the loans that satisfied, prepaid and/or refinanced during this period was higher than the average yield on the remaining loan portfolio, and (ii) the average interest rate on loans originated during the period was at or below that of existing loans in the Bank's portfolio, the average yield on real estate loans declined throughout the period. Long-term interest rates, from which the interest rates on loan originations are derived, did not increase proportionally to the increases in short-term interest rates that occurred during the period October 2004 through September 2005, and have remained near historically low levels during the nine months ended September 30, 2005.

The increase in the average balance of investment securities reflected the purchase of investment securities available-for-sale totaling $52.0 million during the nine months ended September 30, 2005. The average yield on investment securities increased 20 basis points during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due to increases in short-term interest rates during the period September 2004 through September 2005. Since the Company's investment securities portfolio is predominantly short and medium-term in nature, its overall yield was favorably impacted by the increases in interest rates.
The increase in interest income on federal funds and other short term investments resulted from an increase of 206 basis points in their average yield, reflecting an increase of 200 basis points in short-term interest rates from September 2004 through September 2005, and an increase of $88.1 million in their average balance due to management's decision to maintain a higher level of federal funds sold and other short-term investments during a period of rising short-term interest rates and flat or minimally rising long-term interest rates.

The decline in interest income on MBS during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 resulted from a decreased average balance of $277.2 million (resulting from both the sale of $237.3 million of MBS and principal repayments of $119.5 million during the period October 2004 through September 2005) that was partially offset by an increase of 19 basis points in average yield during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 (resulting from increases in short and medium-term interest rates during the period September 2004 through September 2005).

Interest Expense. Interest expense increased $7.1 million, to $57.2 million, during the nine months ended September 30, 2005, from $50.1 million during the nine months ended September 30, 2004. The growth in interest expense resulted primarily from increases of $5.6 million and $2.5 million in interest expense on borrowings and CDs, respectively.

During the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, the average balance of borrowings increased $109.2 million as a result of the effects upon the computation of average balance of $192.9 million of REPOS and a $72.2 million trust preferred borrowing that were added during 2004 and remained outstanding throughout the entire nine months ended September 30, 2005. The average cost of borrowed funds increased 36 basis points during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due to the replacement of maturing low cost short-term borrowings while short-term interest rates rose during the period September 2004 through September 2005.

The increase in interest expense on CDs resulted from both an increase in their average cost of 25 basis points and an increase in their average balance of $35.9 million during the comparative period. The increase in average cost resulted from increases in short-term interest rates during the period September 2004 through September 2005, as a great majority of the Bank's CDs outstanding at September 2004 matured during this timeframe. The increase in average balance of CDs reflected $64.6 million of CDs added during the nine months ended September 30, 2005, as a portion of the Bank's non-promotional interest rate money market depositors elected to move their balances into CDs as interest rates offered on CDs became more attractive compared to money markets.

Partially offsetting the increase in interest expense on CDs and borrowings was a decline of $981,000 in interest expense on money market accounts. This resulted from a decrease of $156.6 million in their average balance during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, that was partially offset by an increase of 15 basis points in their average cost during the period. Since management of the Bank elected to maintain the non-promotional interest rates offered on money markets constant during a period of rising short-term interest rates, the Bank experienced an above average level of attrition in non-promotional money market accounts, the majority of which flowed out of the Bank and into other financial institutions (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). This resulted in a decline in the overall average balance of money market accounts during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Provision for Loan Losses. The provision for loan losses was $180,000 during the nine months ended September 30, 2005 and the nine months ended September 30, 2004 (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses").

        Non-Interest Income. Non-interest income decreased $9.7 million, to $7.1 million, during the nine months ended September 30, 2005, from $16.8 million during the nine months ended September 30, 2004.

During the nine months ended September 30, 2005, the Company recorded a net loss of $5.2 million on the sale of investment securities and MBS (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). During the nine months ended September 30, 2004, the Company recorded net gains of $377,000 on the sale of investment and mortgage-backed securities.

The decline in non-interest income further resulted from decreased prepayment fee income (included in other non-interest income) of $4.5 million caused by a decrease in refinancings driven by the increases in interest rates during the period September 2004 through September 2005. While refinancings and prepayments declined during this period, they continued to remain above their historical averages during the nine months ended September 30, 2005.

Service charges and other fees declined $438,000 during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, due primarily to a reduction of $612,000 in retail deposit fees, reflecting both reduced customer fee-based activities and competitive fee policies implemented in the local market.

Non-Interest Expense. Non-interest expense was $30.4 million during the nine months ended September 30, 2005, a decrease of $980,000 from the nine months ended September 30, 2004.

The benefit costs associated with the ESOP and RRP declined $1.1 million during the comparative period due to both a reduction in the anticipated level of allocated shares during the year ending December 31, 2005, (which is attributable to a decrease in the anticipated loan principal repayment to be made on the underlying ESOP borrowing that became effective January 1, 2005), along with a reduction in the average price of the Company's common stock (from which the recorded ESOP expense is derived).

        Salaries and employee benefits increased $847,000 during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, reflecting both additional staffing and general salary increases during the nine months ended September 30, 2005, offset by a reduction to expense related to BMP, reflecting management's decision to forego all BMP benefits for this calendar year.

Data processing costs decreased $274,000 during the comparative period due to cost savings associated with the new data systems implemented in November 2004.

Other expenses declined $496,000 during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, due primarily to the reduction of $570,000 in the core deposit intangible expense associated with the Company's 1999 acquisition of Financial Bancorp, Inc., which fully amortized in January 2005.

Income Tax Expense. Income tax expense decreased $6.2 million during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, due primarily to a decline of $14.9 million in pre-tax net income. The decline in the effective tax rate to 36% during the nine months ended September 30, 2005 compared to 37% during the nine months ended September 30, 2004 resulted from the tax impact of the loss recorded from the sale of investment and mortgage backed securities during the quarter ended June 30, 2005.

Other Information

The following table presents a breakdown of the Company's loan portfolio at September 30, 2005 and December 31, 2004 by loan type:

	September 30, 2005		December 31, 2004
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
One-to Four family and cooperative apartment	$ 140,887	5.5%	138,125	5.5%
Multifamily residential	1,217,083	47.5	1,267,518	50.8
Commercial real estate	338,426	13.2	277,168	11.1
Mixed use (classified as multifamily residential)	654,372	25.5	648,600	26.0
Mixed use (classified as commercial real estate)	200,986	7.9	146,892	5.9
Construction and land acquisition	9,836	0.4	15,558	0.6
Unearned Discounts and net deferred loan fees	20	-	(463)	-
Total real estate loans	2,561,610	100.0%	2,493,398	100.0%
Consumer loans	2,351		2,916
Allowance for loan losses	(15,462)		(15,543)
Total loans, net	$ 2,548,499		$ 2,480,771

The following table presents summary information related to the Company's consolidated investment securities and MBS at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Balance at end of period	$ 263,821	$ 575,310
Average interest rate	3.97%	3.63%
Average duration (in years)	2.3	2.3

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2004 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on March 15, 2005. The following is an update of the discussion provided therein.

General. Virtually all of the Company's market risk continues to reside at the Bank level. The Bank's largest component of market risk remains interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. At September 30, 2005, the Company owned no trading assets, nor did it conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds. There has been no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2004 to September 30, 2005.

Interest Sensitivity GAP. There was no material change in the computed one-year interest sensitivity GAP from December 31, 2004 to September 30, 2005.

Interest Rate Risk Exposure (Net Portfolio Value) Compliance. At September 30, 2005, the Bank continued to monitor the impact of interest rate volatility upon net interest income and net portfolio value ("NPV") in the same manner as at December 31, 2004. There were no changes in the Board-approved limits of acceptable variance in the effect of interest rate fluctuations upon net interest income and NPV at September 30, 2005 compared to December 31, 2004.

The analysis that follows presents the estimated NPV resulting from market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under four other interest rate scenarios ("Rate Shock Scenarios") represented by immediate, permanent, parallel shifts in the term structure of interest rates from the actual term structure observed at September 30, 2005 and December 31, 2004. The analysis additionally presents a measurement of the percentage by which each of the Rate Shock Scenario NPVs change from the Pre-Shock

Scenario NPV at September 30, 2005 and December 31, 2004. Interest rate sensitivity is measured by the changes in the various NPV ratios ("NPV Ratios") from the Pre-Shock Scenario to the Rate Shock Scenarios.

	At September 30, 2005
	Net Portfolio Value			Portfolio Value of Assets		Portfolio Value of Assets At December 31, 2004
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Sensitivity Change	NPV Ratio	Sensitivity Change
Change in Interest Rate
+ 200 Basis Points	$316,785	$(82,515)	(20.75)%	10.13%	(221)	8.94%	(250)
+ 100 Basis Points	361,229	(38,071)	(9.58)	11.35	(99)	10.23	(121)
Pre-Shock	399,300	-	-	12.34	-	11.44	-
- 100 Basis Points	422,611	23,311	5.90	12.91	57	12.17	73
- 200 Basis Points	419,818	20,518	5.27	12.76	42	N/A	N/A

The NPVs presented above incorporate asset and liability values, some of which (i.e., mortgage loans and time deposits) were derived from the Bank’s valuation model, and others of which (i.e., MBS and structured borrowings) were provided by reputable independent sources. In valuing its assets and liabilities, the Bank's valuation model incorporates, at each level of interest rate change, estimates of cash flows from non-contractual sources such as unscheduled principal payments received on loans and passbook deposit balance decay. The Bank's estimates for loan prepayment levels are influenced by the recent history of prepayment activity in its loan portfolio as well as the interest-rate composition of the existing portfolio, especially vis-à-vis the current interest rate environment. In addition, the Bank considers the amount of prepayment fee protection inherent in the loan portfolio when estimating future prepayment cash flows.

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

The NPV Ratio at September 30, 2005 was 12.34% in the Pre-Shock Scenario, an increase from the NPV Ratio of 11.44% at December 31, 2004. The NPV Ratio was 10.13% in the +200 basis point Rate Shock Scenario at September 30, 2005, an increase from the NPV Ratio of 8.94% in the +200 basis point Rate Shock Scenario at December 31, 2004. At September 30, 2005, the Sensitivity change in the +200 basis point Rate Shock Scenario was 221 basis points, compared to a Sensitivity change of 250 basis points in the +200 basis point Rate Shock Scenario at December 31, 2004.

The Pre-Shock NPV increased from $388.1 million at December 31, 2004 to $399.3 million at September 30, 2005. The increase in the Pre-Shock NPV was due primarily to an increase in the Bank’s capital, fueled by an increase in retained earnings, and an increase in the intangible value ascribed to the Bank’s deposits, despite a decline in their balance. The reason for the increase in deposit intangible value was that market rates of interest for terms to maturity of two years or less increased between 100 and 145 basis points during the nine months ended September 30, 2005, while the Bank's cost of deposits increased by substantially less. Partially offsetting the increase in the Bank's capital and deposit intangible value was a decrease in the value of the Bank’s multifamily and commercial real estate loan portfolio due to the increases in market interest rates.

The increase in the Pre-Shock NPV Ratio reflected the increase in the Pre-Shock NPV even as the value of the Bank’s balance sheet decreased due to declines in the balance of deposits at September 30, 2005 compared to December 31, 2004.

The Bank’s +200 basis point Rate Shock Scenario NPV increased from $291.5 million at December 31, 2004 to $316.8 million at September 30, 2005. At both September 30, 2005 and December 31, 2004 the projected value of the Bank's assets and liabilities were expected to decline in the + 200 basis point Rate Shock Scenario NPV. At September 30, 2005, the decline in the value of the Bank's assets relative to the decline in the value of its liabilities under the +200 basis point Rate Shock Scenario NPV, was not as great as the relative decline projected at December 31, 2004. A primary reason for this result was the Bank's sale of $211.5 million of medium term collateralized mortgage obligations ("CMOs") in May 2005, the majority of whose proceeds were reinvested in short-term assets. This transaction served to reduce the duration and interest rate sensitivity of the Bank's interest earning assets.

The increase in the Bank’s +200 basis point Rate Shock Scenario NPV Ratio at September 30, 2005 compared to December 31, 2004 reflected the increase in the +200 basis point Rate Shock Scenario NPV at September 30, 2005 compared to December 31, 2004. The +200 basis point Rate Shock Scenario NPV Ratio increased despite a decline in the +200 basis point Rate Shock Scenario value of the Bank’s assets from December 2004 to September 2005, that resulted from a decrease in overall asset balances. The decline in asset balance was attributable to a decrease in the balance of deposits during the period.

         The Bank’s Sensitivity change at September 30, 2005 was negative 221 basis points, compared to negative 250 basis points at December 31, 2004. The improvement in sensitivity was primarily due to the shortening of duration on the Bank's interest earning assets resulting from the sale of medium-term CMO's and reinvestment of the sale proceeds in short-term interest earning assets.

Item 4. Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of September 30, 2005, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each found that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) During the three months ended September 30, 2005, the Holding Company purchased 239,784 shares of its common stock into treasury. These repurchases were made under the Company's Tenth Stock Repurchase Program, which was publicly announced on May 20, 2004.

A summary of the shares repurchased by month is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Programs
July 2005	38,150	$16.01	38,150	997,606
August 2005	109,634	15.43	109,634	887,972
September 2005	92,000	14.87	92,000	795,972

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
Exhibits continued on next page

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

Dime Community Bancshares, Inc.

Dated: November 9, 2005	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: November 9, 2005	By: /s/ KENNETH J. MAHON
Kenneth J. Mahon
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)