Form 10-K
period 2005-12-31
DIME COMMUNITY BANCSHARES INC
filed 2006-03-17
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2005

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

Common Stock, par value $.01 per share
(Title of Class)
Preferred Stock Purchase Rights
(Title of Class)

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act. YES        NO _X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES        NO    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.    YES   X    NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
                      LARGE ACCELERATED FILER      _   ACCELERATED FILER   X _  NON-ACCELEATED FILER ___

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $451.0 million based upon the $15.20 closing price on the NASDAQ National Market for a share of the registrant’s common stock on June 30, 2005.

As of March 13, 2006, there were 36,961,169 shares of the registrant’s common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on May 18, 2006 and any adjournment thereof, and are incorporated by reference in Part III.

This Annual Report on Form 10-K contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by use of words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "seek," "may," "outlook," "plan," "potential," "predict," "project," "should," "will," "would" and similar terms and phrases, including references to assumptions.

Forward-looking statements are based upon various assumptions and analyses made by the Company (as defined subsequently herein) in light of management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

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

PART I

Item 1. Business

General

Dime Community Bancshares, Inc. (the “Holding Company,” and together with its direct and indirect subsidiaries, the “Company”) is a Delaware corporation and parent company of the Bank, a federally-chartered stock savings bank. The Bank maintains its headquarters in the Williamsburg section of the borough of Brooklyn, New York and operates twenty-one full-service retail banking offices located in the New York City ("NYC") boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.

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

The Holding Company is a unitary savings and loan holding company, which, under existing law, is generally not restricted as to the types of business activities in which it may engage, provided that the Bank remains a qualified thrift lender (“QTL”). The Holding Company’s primary business is the operation of its wholly-owned subsidiary, the Bank. Pursuant to regulations of the Office of Thrift Supervision (“OTS”), the Bank is a QTL if its ratio of qualified thrift investments to portfolio assets (“QTL Ratio”) was 65% or more, on a monthly average basis, in nine of the previous twelve months. At December 31, 2005, the Bank’s QTL Ratio was 76.7%, and the Bank maintained more than 65% of its portfolio assets in qualified thrift investments throughout the year ended December 31, 2005.

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

The Company’s website address is www.dimedirect.com. The Company makes available free of charge through its website, by clicking the Investor Relations tab and selecting "SEC Filings," its Annual and Transition Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

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

Market Area and Competition

The Bank has historically operated as, and intends to remain, a community-oriented financial institution providing financial services and loans primarily for multifamily housing within its market areas. The Bank maintains its headquarters in the Williamsburg section of the borough of Brooklyn, New York, and operates twenty-one full-service retail banking offices located in the NYC boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York. The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches. The Bank’s primary lending area is the NYC metropolitan area, although its overall lending area is much larger, extending approximately 150 miles in each direction from its corporate headquarters in Brooklyn. The majority of the Bank’s mortgage loans are secured by properties located in its primary lending area, and approximately 81% of these loans are secured by real estate properties located in the NYC boroughs of Brooklyn, Queens and Manhattan.

The NYC banking environment is extremely competitive. The Bank’s competition for loans exists principally from other savings banks, commercial banks, mortgage banks and insurance companies. The Bank has faced sustained competition for the origination of multifamily residential and commercial real estate loans, which together comprised 94% of the Bank’s loan portfolio at December 31, 2005. Management anticipates that the current level of competition for multifamily residential and commercial real estate loans will continue for the foreseeable future, which may inhibit the Bank’s ability to maintain its current level of such loans.

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

This competition occurs within an economic and financial marketplace that is largely beyond the control of any individual financial institution. The interest rates paid to depositors and charged to borrowers, while affected by marketplace competition, are generally a function of broader-based macroeconomic and financial factors, including the level of U.S. Gross
-4

Domestic Product, the supply of, and demand for, loanable funds, and the impact of global trade and international financial markets. Within this environment, the Federal Open Market Committee's monetary policy and governance of short-term rates also significantly influence the interest rates paid and charged by financial institutions.

The Bank’s success is additionally impacted by the overall condition of the economy, particularly in the NYC metropolitan area. As home to several national companies in the financial and business services industries, and as a popular destination for domestic travelers, the New York City economy is particularly sensitive to the health of the national economy. Success in banking is more easily achieved when local income levels increase due to economic strength. The Bank has demonstrated that even in periods of intense competition, such as those that existed during 2003, 2004 and 2005, it can succeed by effectively implementing its business strategies. However, if the local market for multifamily residential and commercial real estate declines, thereby potentially increasing competitive pressures, the Bank may be unable to originate the volume of loans that it otherwise anticipates.

Lending Activities

Loan Portfolio Composition. At December 31, 2005, the Bank’s loan portfolio totaled $2.61 billion, consisting primarily of . mortgage loans secured by multifamily residential apartment buildings, including buildings organized under a cooperative form of ownership (“Underlying Cooperatives”); commercial properties; real estate construction and land acquisition; and one- to four-family residences, including condominiums and cooperative apartments. Within the loan portfolio, $1.87 billion, or 71.7%, were classified as multifamily residential loans; $576.6 million, or 22.1%, were classified as commercial real estate loans; $145.7 million, or 5.6%, were classified as one- to four-family residential, including condominium or cooperative apartments; $2.7 million, or 0.1%, were loans to finance multifamily residential and one- to four-family residential properties with full or partial credit guarantees provided by either the Federal Housing Administration (‘’FHA’’) or the Veterans Administration (‘’VA’’); and $12.1 million, or 0.5%, were loans to finance real estate construction or land acquisition. Of the total mortgage loan portfolio outstanding at that date, $2.14 billion, or 82.1%, were adjustable-rate loans (‘’ARMs’’) and $467.8 million, or 17.9%, were fixed-rate loans. Of the Bank’s multifamily residential and commercial real estate loans, over 80% were ARMs at December 31, 2005, the majority of which were contracted to reprice no longer than 7 years from their origination date and carried a total amortization period of no longer than 30 years. At December 31, 2005, the Bank’s loan portfolio additionally included $2.3 million in consumer loans, composed of passbook loans, consumer installment loans, overdraft loans and mortgagor advances.

The types of loans the Bank may originate are subject to federal laws and regulations (See “Regulation - Regulation of Federal Savings Associations”).  In addition, the Bank's real estate loan portfolio, concentrated primarily within the NYC metropolitan area, is subject to risks associated with the local economy.

At December 31, 2005, the Bank had $55.4 million of loan commitments that were accepted by the borrower. All of these commitments are expected to close during the year ending December 31, 2006. At December 31, 2004, the bank had $57.4 million of loan commitments that were accepted by the borrower. All of these commitments closed during 2005.

The following table sets forth the composition of the Bank’s real estate and other loan portfolios (including loans held for sale) in dollar amounts and percentages at the dates indicated:

	At December 31,								At June 30,
	2005	Percent of Total	2004	Percent of Total	2003	Percent of Total	2002	Percent of Total	2002	Percent of Total	2001	Percent of Total
	(Dollars in Thousands)
Real Estate loans:
Multifamily residential	$1,872,163	71.69%	$1,917,447	76.63%	$1,734,904	79.07%	$1,730,102	79.74%	$1,694,422	79.92%	$1,541,531	78.60%
Commercial real estate	576,561	22.08	424,060	16.95	309,810	14.12	265,485	12.23	243,694	11.49	196,503	10.02
One- to four-family	135,622	5.19	126,225	5.04	124,047	5.65	145,808	6.72	155,013	7.31	189,651	9.67
Cooperative apartment	10,115	0.39	11,853	0.47	13,798	0.63	16,451	0.76	17,766	0.84	22,936	1.17
FHA/VA insured	2,694	0.10	4,209	0.17	4,646	0.21	5,215	0.24	5,565	0.26	6,450	0.33
Construction and land acquisition	12,098	0.46	15,558	0.62	2,880	0.13	1,931	0.09	-	-	-	-
Total mortgage loans	2,609,253	99.91	2,499,352	99.88	2,190,085	99.81	2,164,992	99.78	2,116,460	99.82	1,957,071	99.79
Other loans:
Student loans	-	0.00	61	0.00	295	0.01	420	0.02	502	0.03	827	0.04
Depositor loans	1,160	0.04	1,318	0.06	2,371	0.11	1,552	0.07	1,520	0.07	1,589	0.08
Consumer installment and other	1,181	0.05	1,537	0.06	1,406	0.07	2,781	0.13	1,715	0.08	1,729	0.09
Total other loans	2,341	0.09	2,916	0.12	4,072	0.19	4,753	0.22	3,737	0.18	4,145	0.21
Gross loans	2,611,594	100.00%	2,502,268	100.00%	2,194,157	100.00%	2,169,745	100.00%	2,120,197	100.00%	1,961,216	100.00%
Net unearned costs (fees)	501		(463)		(1,517)		332		57		(855)
Allowance for loan losses	(15,785)		(15,543)		(15,018)		(15,458)		(15,370)		(15,459)
Loans, net	$2,596,310		$2,486,262		$2,177,622		$2,154,619		$2,104,884		$1,944,902
Loans serviced for others:
One- to four-family and cooperative apartment	$26,881		$29,524		$33,671		$34,683		$35,752		$42,175
Multifamily residential	386,781		295,800		157,774		73,384		-		63
Total loans serviced for others	$413,662		$325,324		$191,445		$108,067		$35,752		$42,238

Loan Originations, Purchases, Sales and Servicing. For the year ended December 31, 2005, total loan originations were $576.1 million. The Bank originates both ARMs and fixed-rate loans, depending upon customer demand and market rates of interest. ARM originations were approximately 80% of total loan originations during the period. The majority of both ARM and fixed-rate originations were multifamily residential and commercial real estate loans. Multifamily residential real estate loans are either retained in the Bank's portfolio or sold in the secondary market to the Federal National Mortgage Association ("FNMA"). One- to four-family adjustable rate and fixed-rate mortgage loans with maturities up to 15 years are retained for the Bank’s portfolio. Generally, the Bank sells its newly originated one- to four-family fixed-rate mortgage loans with maturities greater than fifteen years in the secondary market to FNMA, the State of New York Mortgage Agency ("SONYMA") or private sector secondary market purchasers.

The Bank sells multifamily residential loans to FNMA pursuant to a multifamily seller/servicing agreement entered into in December 2002. The majority of the loans sold under the agreement since its inception possessed a minimum term to maturity or repricing of seven years. In December 2002, the Bank sold approximately $73.4 million of multifamily residential loans to FNMA. During the years ended December 31, 2005, 2004 and 2003, the Bank sold $106.6 million, $148.2 million and $87.1 million, respectively, of such loans to FNMA.

The Bank currently has no arrangement in which it sells commercial real estate loans to the secondary market. During the year ended December 31, 2005, sales of fixed-rate one- to four-family mortgage loans totaled $1.8 million.

The Bank generally retains the servicing rights in connection with loans it sells in the secondary market. As of December 31, 2005, the Bank was servicing $413.7 million of loans for non-related institutions. The Bank generally receives a loan servicing fee equal to 0.25% of the outstanding principal balance on all loans other than multifamily residential loans sold to FNMA. The loan servicing fees on multifamily residential loans sold to FNMA vary as they are derived based upon the difference between the actual origination rate and contractual pass-through rate of the loans sold at the time of sale. At December 31, 2005, the Bank had recorded mortgage servicing rights ("MSR") of $2.1 million associated with the sale of multifamily residential loans.

The following table sets forth the Bank's loan originations (including loans held for sale), sales, purchases and principal repayments for the periods indicated:

	For the Year Ended December 31,				For the Six Months Ended December 31,		For the Year Ended June 30,
	2005	2004	2003	2002	2002	2001	2002	2001
	(Dollars in Thousands)
Gross loans:
At beginning of period	$2,502,268	$2,194,157	$2,169,745	$2,055,825	$2,120,197	$1,961,216	$1,961,216	$1,723,317
Real estate loans originated:
Multifamily residential	312,026	774,832	917,904	616,276	358,137	242,433	504,770	355,804
Commercial real estate	203,841	187,655	126,185	56,063	39,542	15,280	27,900	37,591
One- to four-family (1)	41,143	36,363	28,259	18,846	19,969	3,608	16,343	2,346
Cooperative apartment	465	1,048	1,839	1,469	956	861	1,208	1,245
Equity lines of credit	6,405	6,488	21,469	19,535	4,961	690	1,676	-
Construction	10,331	6,844	4,549	805	805	-	620	1,339
Total mortgage loans originated	574,211	1,013,230	1,100,205	712,994	424,370	262,872	552,517	398,325
Other loans originated	1,859	3,166	3,866	3,997	2,159	2,593	3,410	8,585
Total loans originated	576,070	1,016,396	1,104,071	716,991	426,529	265,465	555,927	406,910
Less:
Principal repayments	358,255	557,134	976,779	521,880	298,181	168,808	392,507	166,948
Loans sold (2)	108,489	151,151	102,880	81,191	78,800	1,914	4,305	1,835
Mortgage loans transferred to Other Real Estate Owned	-	-	-	-	-	134	134	228
Gross loans at end of period	$2,611,594	$2,502,268	$2,194,157	$2,169,745	$2,169,745	$2,055,825	$2,120,197	$1,961,216
(1) Includes Home Equity and Home Improvement Loans.
(2) Includes multifamily residential loans sold to FNMA, fixed-rate one- to four-family mortgage loans and student loans.

Loan Maturity and Repricing. The following table shows the earlier of the maturity or the repricing period of the Bank's loan portfolio (including loans held for sale) at December 31, 2005. ARMs are shown as being due in the period during which the interest rates are next scheduled to adjust. The table does not include prepayments or scheduled principal amortization. Scheduled loan repricing and estimated prepayment and amortization information is presented on an aggregate basis for loans in "Item 7A. Quantitative and Qualitative Disclosure About Market Risk - Interest Sensitivity Gap."

	At December 31, 2005
	Real Estate Loans
	Multifamily Residential	Commercial Real Estate	One- to Four- Family	Cooperative Apartment	FHA/VA Insured	Construction	Other Loans	Total Loans
	(Dollars In Thousands)
Amount due:
One year or less	$34,457	$15,624	$33,463	$5,608	$17	$12,098	$2,341	$103,608
After one year:
More than one year to three years	477,787	82,682	16,901	1,565	-	-	-	578,935
More than three years to seven years	1,137,025	390,559	39,827	603	296	-	-	1,568,310
More than seven years to ten years	137,034	42,062	13,720	848	1,114	-	-	194,778
More than ten years to twenty years	85,115	45,634	25,932	1,466	1,267	-	-	159,414
Over twenty years	745	-	5,779	25	-	-	-	6,549
Total due or repricing after one year	1,837,706	560,937	102,159	4,507	2,677	-	-	2,507,986
Total amounts due or repricing, gross	$1,872,163	$576,561	$135,622	$10,115	$2,694	$12,098	$2,341	$2,611,594

The following table sets forth the outstanding principal balance in each loan category (including loans held for sale) at December 31, 2005 that is due to mature or reprice after December 31, 2006, and whether such loans have fixed or adjustable interest rates:

	Due after December 31, 2006
	Fixed	Adjustable	Total
(Dollars in Thousands)
Mortgage loans:
Multifamily residential	$297,466	$1,540,240	$1,837,706
Commercial real estate	87,555	473,382	560,937
One- to four-family	51,672	50,487	102,159
Cooperative apartment	2,565	1,942	4,507
Construction	-	-	-
FHA/VA insured	2,677	-	2,677
Other loans	-	-	-
Total loans	$441,935	$2,066,051	$2,507,986

Multifamily Residential Lending and Commercial Real Estate Lending. The majority of the Bank's lending activities consist of originating adjustable-rate and fixed-rate multifamily residential (i.e., possessing a minimum of five residential units), Underlying Cooperative and commercial real estate loans. The properties securing these loans are generally located in the Bank's primary lending area. At December 31, 2005, the Bank had multifamily residential loans totaling $1.87 billion in its portfolio, comprising 71.7% of the gross loan portfolio. Of the multifamily residential loans, $1.67 billion, or 89.1%, were secured by apartment buildings and $204.4 million, or 10.9%, were secured by Underlying Cooperatives. The Bank also had $576.6 million of commercial real estate loans in its portfolio at December 31, 2005, representing 22.1% of its total loan portfolio.

The Bank originated multifamily residential, Underlying Cooperative, and commercial real estate loans totaling $515.9 million during the year ended December 31, 2005 and $962.5 million during the year ended December 31, 2004. At December 31, 2005, the Bank had commitments accepted by borrowers to originate $51.0 million of multifamily residential and commercial real estate loans, compared to $52.3 million outstanding at December 31, 2004.

At December 31, 2005, multifamily residential, Underlying Cooperative and commercial real estate loans originated by the Bank were secured by three distinct property types: (1) fully residential apartment buildings; (2) "mixed-use" properties featuring a combination of residential and commercial units within the same building; and (3) fully commercial buildings. The underwriting procedures for each of these property types are substantially similar. Loans secured by fully residential apartment buildings were classified by the Bank as multifamily residential loans in all instances. Loans secured by fully commercial real estate buildings were classified as commercial real estate loans in all instances. Loans secured by mixed-use properties may be classified as either multifamily residential or commercial real estate loans based upon the percentage of the property's rental income that is received from its residential compared to its commercial tenants. If 50% or more of the rental income is received from residential tenants, the full balance of the loan is classified as multifamily residential. If less than 50% of the rental income is received from residential tenants, the full balance of the loan is classified as commercial real estate. At December 31, 2005, mixed use properties classified as multifamily residential or commercial real estate loans totaled $862.5 million.

           Multifamily residential and commercial real estate loans in the Bank's portfolio generally range in amount from $250,000 to $4.0 million, and, at December 31, 2005, had an average loan size of approximately $1.2 million and a median loan balance of $753,000. Multifamily residential loans in this range are generally secured by buildings that possess between 5 and 100 apartments. As of December 31, 2005, the Bank had a total of $1.79 billion of multifamily residential loans in its portfolio secured by buildings with under 100 units, representing nearly 70% of its real estate loan portfolio. Principally as a result of NYC rent control and rent stabilization laws which limit the amount of rent that may be charged to tenants, the associated rent rolls for buildings of this type indicate a rent range that would be considered affordable for low- to moderate-income households, regardless of the household income profiles of the associated census tracks.

 Multifamily residential loans are generally viewed as exposing the Bank to a greater risk of loss than one- to four-family residential loans and typically involve higher loan principal amounts.  Repayment of multifamily residential loans is dependent, in significant part, on cash flow from the collateral property sufficient to satisfy operating expenses and debt service. Economic events and government regulations, such as rent control and rent stabilization laws, which are outside the control of the borrower or the Bank, could impair the future cash flow of such properties. As a result, rental income might not rise sufficiently over time to satisfy increases in the loan rate at repricing or in overhead expenses (e.g., utilities, taxes, and insurance).

    The underwriting standards for new multifamily residential loans generally require (1) a maximum loan-to-value ratio of 75% based upon an appraisal performed by an independent, state licensed appraiser, and (2) sufficient cash flow from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 120%. The Bank may additionally require environmental hazard reports. The Bank further considers the borrower's experience in owning or managing similar properties, the value of the collateral based upon the income approach, and the Bank's lending experience with the borrower. Where appropriate, the Bank utilizes rent or lease income and the borrower's credit history and business experience when underwriting multifamily real estate applications. (See "Item 1. Business - Lending Activities - Loan Approval Authority and Underwriting" for a discussion of the Bank's underwriting procedures utilized in originating multifamily residential loans).

It is the Bank's policy to require appropriate insurance protection, including title and hazard insurance, on all real estate mortgage loans at closing. Borrowers generally are required to advance funds for certain expenses such as real estate taxes, hazard insurance and flood insurance.

At December 31, 2005, the Bank had 330 multifamily residential and commercial real estate loans with principal balances greater than $2.0 million, totaling $1.20 billion. These loans, while underwritten to the same standards as all other multifamily residential and commercial real estate loans, tend to expose the Bank to a higher degree of risk due to the potential impact of losses from any one loan relative to the size of the Bank's capital position.

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

Commercial real estate loans are generally viewed as exposing the Bank to a greater risk of loss than both one- to four-family and multifamily residential mortgage loans. Because payment of loans secured by commercial real estate is largely dependent upon successful operation and management of the collateral property, satisfaction of such loans create greater exposure than one- to four-family or multi family residential real estate loans to adverse conditions in the real estate market or economy.

   The underwriting standards for new commercial real estate loans generally require a maximum loan-to-value ratio of 75% and sufficient cash flow from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 120%. To originate commercial real estate loans, the Bank requires a security interest in the personal property associated with the collateral, and standby assignments of rents and leases in addition to the security interest in the underlying property.

The Bank utilizes, where appropriate, rent or lease income, the borrower's credit history and business experience, and valuation determined under the income approach when underwriting commercial real estate loan applications. (See "Item 1. Business - Lending Activities - Loan Approval Authority and Underwriting" for a discussion of the Bank's underwriting procedures utilized in originating commercial real estate loans).

    The Bank's three largest multifamily residential loans at December 31, 2005 were a $24.5 million loan originated in March 2004 secured by an eight-story, mixed use building located in Flushing, New York, containing 137 residential apartments and 4 commercial units; a $15.0 million loan originated in December 2003 secured by a nine story building in Manhattan, New York containing 159 loft cooperative apartments; and a $13.0 million loan originated in December 2004 secured by ten adjacent, mixed-use buildings ranging between one and five stories located in Manhattan, New York.

The Bank's three largest commercial real estate loans at December 31, 2005 were a $15.9 million loan originated in May 2005 secured by a three-story building located in Manhattan, New York containing 10 retail stores, a $12.0 million loan originated in July 2004 secured by five-story mixed-use building located in Manhattan, New York containing 30 residential apartments and 10 commercial units; and a $10.0 million loan originated in March 2005 located in Manhattan, New York secured by an office building containing 63 offices and 2 retail stores.

    One- to Four-Family Residential and Cooperative Apartment Lending. The Bank offers residential first and second mortgage loans secured primarily by owner-occupied, one- to four-family residences, including condominium and cooperative apartments. The majority of one- to four-family loans in the Bank's loan portfolio were obtained through the Bank's acquisitions of Financial Federal Savings Bank in 1999 and Pioneer Savings Bank, F.S.B. in 1996. The Bank originated $41.6 million of one- to four-family mortgages during the year ended December 31, 2005, including home equity and home improvement loans. At December 31, 2005, $145.7 million, or 5.6%, of the Bank's loans consisted of one- to four-family residential and cooperative apartment loans. The Bank is a participating seller/servicer with two government-sponsored mortgage agencies: FNMA and SONYMA, and generally underwrites its one- to four-family residential mortgage loans to conform with standards required by those agencies.

Although the collateral for cooperative apartment loans is composed of shares in a cooperative corporation (i.e., a corporation whose primary asset is the underlying building) and a proprietary lease in the borrower's apartment, cooperative apartment loans are treated as one- to four-family loans. The Bank's portfolio of cooperative apartment loans was $10.1 million, or 0.4% of total loans, as of December 31, 2005. Adjustable-rate cooperative apartment loans continue to be originated for portfolio.

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

The Bank generally sells its newly originated conforming fixed-rate one- to four-family mortgage loans with maturities in excess of 15 years in the secondary market to FNMA and SONYMA, and its non-conforming fixed-rate one- to four-family mortgage loans with maturities in excess of 15 years to various private sector secondary market purchasers. With few exceptions, such as SONYMA, the Bank retains the servicing rights on all such loans sold. During the year ended December 31, 2005, the Bank sold one- to four-family mortgage loans totaling $1.8 million to non-affiliates. As of December 31, 2005, the Bank's portfolio of one- to four-family fixed-rate mortgage loans serviced for others totaled $26.9 million.

Home Equity and Home Improvement Loans. Home equity loans and home improvement loans, the majority of which are included in one- to four-family loans, are originated to a maximum of $250,000. At the time of origination, the combined balance of the first mortgage and home equity or home improvement loan may not exceed the following limitations: (1) 89% of the appraised value of the collateral property at origination of the home equity or home improvement loan in the event that the Bank holds the first mortgage on the collateral property; or (2) 85% of the appraised value of the collateral property at origination of the home equity or home improvement loan in the event that the Bank does not hold the first mortgage on the collateral property. On home equity and home improvement loans, the borrower pays an initial interest rate that may be as low as 200 basis points below the prime rate of interest in effect at origination. After six months, the interest rate adjusts and ranges from the prime interest rate in effect at the time to 100 basis points above the prime interest rate in effect at the time. The combined outstanding balance of the Bank's home equity and home improvement loans was $35.7 million at December 31, 2005.

Equity credit is also available on multifamily residential and commercial real estate loans. These loans are underwritten in the same manner as first mortgage loans on these properties, except that the combined loan-to-value ratio of the first mortgage and the equity line may not exceed 75%. On equity loans, the borrower pays an interest rate generally ranging from 100 to 200 basis points above the prime rate, based upon the loan-to-value ratio of the combined first mortgage and equity credit at the time of origination of the equity line of credit. The outstanding balance of these equity loans was less than $9.1 million at December 31, 2005, on outstanding total lines of $31.6 million.

Loan Approval Authority and Underwriting. The Board of Directors of the Bank establishes lending authorities for individual officers as to the various types of loan products. In addition, the Bank maintains a Loan Operating Committee entrusted with loan approval authority. The Loan Operating Committee is composed of, at a minimum, the Chief Executive Officer, President, Chief Financial Officer, and a credit officer overseeing the underwriting function for the type of loan under consideration. The Loan Operating Committee has authority to approve loan originations in amounts up to $3.0 million. Both the Loan Operating Committee and the Bank's Board of Directors must approve all loan originations exceeding $3.0 million. All loans approved by the Loan Operating Committee are presented to the Bank's Board of Directors for its review.

Regulatory restrictions imposed on the Bank's lending activities limit the amount of credit that can be extended to any one borrower to 15% of unimpaired capital and unimpaired surplus. An individual borrower may exceed the initial 15% limit, up to a final limit of 25%, if he or she secures the full amount of the outstanding loan balance in excess of the initial 15% limit with collateral in the form of readily marketable equity securities that have a reliable and continuously available price quotation. (See "Item 1. Business - Regulation - Regulation of Federal Savings Associations - Loans to One Borrower'').

Asset Quality

Non-performing loans (i.e., delinquent loans for which interest accruals have ceased in accordance with the Bank's policy discussed below - typically loans 90 days or more past due) totaled $958,000 and $1.5 million at December 31, 2005 and 2004, respectively. The decrease in non-performing loans during the year resulted primarily from the reduction of six loans totaling $858,000 from nonaccrual status, which was partially offset by the addition of two loans totaling $264,000 to nonaccrual status.

Accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes 90 days past due as to principal or interest. Any interest accrued to income in the year that interest accruals are discontinued is reversed. Payments on nonaccrual loans are generally applied to principal. Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least twelve months. The Bank had no loans that were 90 days past due and accruing interest at December 31, 2005, 2004, 2003, 2002 or at June 30, 2002 or 2001.

The Bank had a total of 19 real estate and consumer loans, totaling $1.4 million, delinquent 60-89 days at December 31, 2005, compared to a total of 10 such delinquent loans, totaling $754,000, at December 31, 2004. The majority of the dollar amount of both non-performing loans and loans delinquent 60-89 days was composed of real estate loans. The majority of the count of both non-performing loans and loans delinquent 60-89 days was composed of consumer loans (primarily depositor loans). The increase in the dollar amount delinquent 60-89 days from December 31, 2004 to December 31, 2005 resulted from a net increase of $569,000 of delinquent real estate loans during the period. The 60-89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of credit quality trends than non-performing loans.

Under accounting principles generally accepted in the United States of America ("GAAP"), the Bank is required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a loan constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. Current OTS regulations require that troubled-debt restructurings remain classified as such until either the loan is repaid or returns to its original terms. The Bank had no loans classified as troubled-debt restructurings at December 31, 2005 or 2004.

Statement of Financial Accounting Standards ("SFAS") 114, "Accounting By Creditors for Impairment of a Loan," as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures an amendment of FASB Statement No. 114" ("Amended SFAS 114"), provides guidelines for determining and measuring impairment in loans. For each loan that the Bank determines to be impaired, impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimate of the fair value of the collateral. A specific reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses. Generally, the Bank considers non-performing and troubled-debt restructured multifamily residential and commercial real estate loans, along with non-performing one- to four-family loans exceeding $360,000, to be impaired. Non-performing one-to four-family loans of $360,000 or less are considered homogeneous loan pools and are not required to be evaluated individually for impairment. The recorded investment in loans deemed impaired was approximately $384,000, consisting of one loan at December 31, 2005, compared to $830,000, consisting of two loans, at December 31, 2004. The largest single impaired loan at December 31, 2004, which possessed an outstanding principal balance of $446,000, was removed from impaired status in January 2005. The average total balance of impaired loans was approximately $2.3 million during the year ended December 31, 2005, $608,000 during the year ended December 31, 2004, and $314,000 during the year ended December 31, 2003. During the year ended December 31, 2005 one loan with an outstanding principal balance of $3.6 million entered impaired status, however, was repaid prior to December 31st. As a result, although there was a decline in the balance of impaired loans from December 31, 2004 to December 31, 2005, the average balance of impaired loans was higher during the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase in the average balance of impaired loans during the year ended December 31, 2004 resulted primarily from the addition of two impaired loans totaling $830,000 during the period. At December 31, 2005 and 2004, reserves totaling $38,000 and $83,000, respectively, were allocated within the allowance for loan losses for impaired loans. At December 31, 2005, non-performing loans exceeded impaired loans by $574,000, due to $574,000 of one- to four-family and consumer loans, which, while on non-performing status, were not deemed impaired since they had individual outstanding balances less than $360,000.

Other Real Estate Owned (“OREO”). Property acquired by the Bank as a result of a foreclosure on a mortgage loan or deed in lieu of foreclosure is classified as OREO and is recorded at the lower of the recorded investment in the related loan or the fair value of the property at the date of acquisition, with any resulting write down charged to the allowance for loan losses. The Bank obtains a current appraisal on OREO property as soon as practicable after it takes possession of the real property and will generally reassess the value of OREO at least annually thereafter. There were no OREO properties as of December 31, 2005, 2004 and 2003.

The following table sets forth information regarding non-performing loans, OREO, and troubled-debt restructurings at the dates indicated:

	At December 31,				At June 30,
	2005	2004	2003	2002	2002	2001
	(Dollars in Thousands)
Non-performing loans
One- to four-family	$317	$475	$346	$1,232	$1,077	$1,572
Multifamily residential	384	830	-	690	878	1,131
Cooperative apartment	229	-	-	70	71	200
Other	28	154	179	124	97	155
Total non-performing loans	958	1,459	525	2,116	2,123	3,058
Other Real Estate Owned	-	-	-	134	114	370
Total non-performing assets	958	1,459	525	2,250	2,237	3,428
Troubled-debt restructurings	-	-	-	-	-	2,924
Total non-performing assets and troubled-debt restructurings	$958	$1,459	$525	$2,250	$2,237	$6,352

Impaired loans	$384	$830	$-	$690	$878	$4,054

Ratios:
Total non-performing loans to total loans	0.04%	0.06%	0.02%	0.10%	0.10%	0.16%
Total non-performing loans and troubled-debt restructurings to total loans	0.04	0.06	0.02	0.10	0.10	0.30
Total non-performing assets to total assets	0.03	0.04	0.02	0.08	0.08	0.13
Total non-performing assets and troubled-debt restructurings to total assets	0.03	0.04	0.02	0.08	0.08	0.23

Monitoring of Delinquent Loans. Management of the Bank reviews delinquent loans on a monthly basis and reports to its Board of Directors regarding the status of all non-performing and otherwise delinquent loans in the Bank's portfolio.

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

Generally, the Bank initiates foreclosure proceedings when a loan is 90 days past due. As soon as practicable after initiating foreclosure proceedings, the Bank hires an independent appraiser to prepare an estimate of the fair value of the underlying collateral. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is generally sold. It is the Bank's general policy to dispose of OREO properties as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating circumstances.

Classified Assets. Federal regulations and Bank policy require that loans and other assets possessing certain characteristics be classified as ''Substandard,'' ''Doubtful'' or ''Loss'' assets. An asset is considered ''Substandard'' if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. ''Substandard'' assets have a well-defined weakness or weaknesses and are characterized by the distinct possibility that the Bank will sustain ''some loss'' if deficiencies are not corrected. Assets classified as ''Doubtful'' have all of the weaknesses inherent in those classified ''Substandard'' with the added characteristic that the weaknesses present make ''collection or liquidation in full,'' on the basis of current existing facts, conditions, and values, ''highly questionable and improbable.'' Assets classified as ''Loss'' are those considered ''uncollectible'' and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but possess potential weaknesses that deserve management's attention, are designated ''Special Mention.''

The Bank's Loan Loss Reserve Committee, subject to approval of the Bank's Board of Directors, establishes policies relating to the internal classification of loans. The Bank believes that its classification policies are consistent with regulatory policies. All non-performing loans, troubled-debt restructurings and OREO are considered to be classified assets. In addition, the Bank maintains a "watch list," composed of loans that, while performing, are characterized by weaknesses requiring special attention from management and are considered to be potential problem loans.

The Loan Loss Reserve Committee reviews all loans in the Bank's portfolio quarterly, with particular emphasis on problem loans, in order to determine whether any loans require reclassification in accordance with applicable regulatory guidelines. The Loan Loss Reserve Committee reports its recommendations to the Bank's Board of Directors on a quarterly basis.

The year ended December 31, 2005 saw the continuation of a strong real estate market throughout the New York metropolitan area. As a result, the Bank's classified assets continued their historic low levels.  The watch list contained 15 loans totaling $2.8 million at December 31, 2005, compared to 16 loans totaling $2.8 million at December 31, 2004. At both December 31, 2005 and 2004, the Bank had no assets classified as either Doubtful or Loss. At December 31, 2005, the Bank had loans totaling $2.8 million designated Special Mention, compared $2.8 million at December 31, 2004. At December 31, 2005, the Bank had $807,000 of assets classified as Substandard. At December 31, 2004, the Bank had $1.1 million of assets classified as Substandard. The decrease in dollar amount resulted primarily from the repayment in January 2005 of a substandard loan that had an outstanding principal balance of $446,000 at December 31, 2004.

The following table sets forth the Bank's aggregate carrying value of the assets classified as either Substandard or Special Mention at December 31, 2005:

	Special Mention		Substandard
	Number	Amount	Number	Amount
	(Dollars in Thousands)
Mortgage Loans:
Multifamily residential	2	$2,013	2	$459
One- to four-family	5	518	2	77
Cooperative apartment	6	202	2	243
Commercial real estate	-	-	-	-
Total Mortgage Loans	13	2,733	6	779
Other loans	45	25	44	28
Other Real Estate Owned	-	-	-	-
Total	58	$2,758	50	$807

Allowance for Loan Losses

The allowance for loan losses was determined in accordance with GAAP, which requires the Bank to maintain an appropriate allowance for loan losses. The Loan Loss Reserve Committee is charged with, among other functions, responsibility for monitoring the appropriateness of the loan loss reserve. The Loan Loss Reserve Committee's findings, along with recommendations for changes to loan loss reserve provisions, if any, are reported directly to the Bank's senior management and Board of Directors. The following table sets forth activity in the Bank's allowance for loan losses at or for the dates indicated:

	At or for the Year Ended December 31,				At or for the Six Months Ended December 31,		At or for the Year Ended June 30,
	2005	2004	2003	2002	2002	2001	2002	2001
Total loans outstanding at end of period (1)	$2,612,095	$2,501,805	$2,192,640	$2,170,077	$2,170,077	$2,055,562	$2,120,254	$1,960,361
Average total loans outstanding (1)	$2,598,204	$2,397,187	$2,206,003	$2,128,297	$2,169,442	$1,998,694	$2,042,923	$1,819,336
Allowance for loan losses:
Balance at beginning of period	$15,543	$15,018	$15,458	$15,492	$15,370	$15,459	$15,459	$14,785
Provision for loan losses	340	280	288	240	120	120	240	740
Charge-offs
Multifamily residential	-	-	-	(42)	-	(71)	(113)	-
Commercial real estate	-	-	-	-	-	-	-	(6)
One- to four-family	-	(3)	(2)	(169)	(33)	(20)	(156)	(13)
FHA/VA insured	-	-	-	-	-	-	-	-
Cooperative apartment	-	-	(1)	-	-	-	-	(14)
Other	(76)	(155)	(60)	(79)	(11)	(12)	(80)	(48)
Total charge-offs	(76)	(158)	(63)	(290)	(44)	(103)	(349)	(81)
Recoveries	31	25	34	16	12	16	20	15
Reserve for loan commitments transferred (to) from other liabilities	(53)	378	(699)	-	-	-	-	-
Balance at end of period	$15,785	$15,543	$15,018	$15,458	$15,458	$15,492	$15,370	$15,459
Allowance for loan losses to total loans at end of period	0.60%	0.62%	0.68%	0.71%	0.71%	0.75%	0.72%	0.79%
Allowance for loan losses to total non-performing loans at end of period	1,647.70	1,065.32	2,860.57	730.53	730.53	815.80	723.98	505.53
Allowance for loan losses to total non-performing loans and troubled-debt restructurings at end of period	1,647.70	1,065.32	2,860.57	730.53	730.53	321.21	723.98	258.43
Ratio of net charge-offs to average loans outstanding during the period	-	-	-	-	-	-	0.02%	-

(1)	Total loans represent gross loans, net of deferred loan fees and discounts.

Based upon its evaluation of the loan portfolio, management believes that the Bank has maintained its allowance for loan losses at a level which is appropriate to absorb losses inherent within the Bank's loan portfolio as of the balance sheet dates. The allowance for loan losses was $15.8 million at December 31, 2005 compared to $15.5 million at December 31, 2004. During the year ended December 31, 2005, the Bank recorded a provision of $340,000 to the allowance for loan losses to provide for growth in its loan portfolio balances. In addition during the year ended December 31, 2005, the Bank re-designated $53,000 of its allowance for loan losses into other liabilities related to reserves on loan origination commitments. The Bank also recorded net charge-offs of $45,000 during the year ended December 31, 2005, all of which related to consumer loans.

Management believes, based upon all relevant and available information, that the allowance for loan losses is appropriate to absorb losses inherent in the portfolio. Factors considered in determining the appropriateness of the allowance for loan losses include the Bank's past loan loss experience, known and inherent risks in the portfolio, existing adverse situations which may affect the borrower's ability to repay, estimated value of underlying collateral and current economic conditions in the Bank's lending area. Although management uses available information to estimate losses on loans, future additions to, or reductions in, the allowance may be necessary based on changes in economic conditions beyond management's control. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to, or reductions in, the allowance based upon judgments different from those of management.

The following table sets forth the Bank's allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated:

	At December 31,
	2005		2004		2003		2002
	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)
	(Dollars in Thousands)
Impaired loans	$38	0.01%	$83	0.04%	$-	-	$-	0.03%
Multifamily residential	10,137	71.75	11,753	76.72	11,391	79.24%	11,831	79.90
Commercial real estate	4,759	22.10	3,161	16.98	2,742	14.15	2,416	12.26
One-to four- family	496	5.20	436	5.05	686	5.67	1,051	6.74
Cooperative apartment	59	0.39	65	0.47	124	0.63	151	0.76
Construction	196	0.46	-	0.62	-	0.13	-	0.09
Other	100	0.09	45	0.12	75	0.18	9	0.22
Total	$15,785	100.00%	$15,543	100.00%	$15,018	100.00%	$15,458	100.00%

	At June 30,
	2002		2001
	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)
	(Dollars in Thousands)
Impaired loans	$88	0.01%	$775	0.21%
Multifamily residential	11,843	80.12	10,190	80.98
Commercial real estate	2,167	11.52	1,214	7.78
One-to four- family	1,094	7.33	3,005	9.48
Cooperative apartment	162	0.84	184	1.17
Construction	-	-	-	-
Other	16	0.18	91	0.38
Total	$15,370	100.00%	$15,459	100.00%

(1)	Total loans represent gross loans less FHA and VA guaranteed loans.

Investment Activities

Investment Strategies of the Holding Company. At December 31, 2005, the Holding Company's principal asset was its $352.0 million investment in the Bank's common stock. Other Holding Company investments are intended primarily to provide future liquidity which may be utilized for general business activities, which may include, but are not limited to: (1) purchases of the Holding Company's common stock into treasury; (2) repayment of principal and interest on the Holding Company's $25.0 million subordinated note obligation and $72.2 million trust preferred securities borrowing; (3) subject to applicable dividend restriction limitations, the payment of dividends on the Holding Company's common stock; and/or (4) investments in the equity securities of other financial institutions and other investments not permitted to the Bank. The Holding Company's investment policy calls for investments in relatively short-term, liquid securities similar to those permitted by the securities investment policy of the Bank. The Holding Company cannot assure that it will engage in any of these activities in the future.

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

Investment strategies are implemented by the Asset and Liability Management Committee ("ALCO"), which is comprised of the Chief Financial Officer, Chief Investment Officer and other senior officers. The strategies take into account the overall composition of the Bank's balance sheet, including loans and deposits, and are intended to protect and enhance the Bank's earnings and market value. The strategies are reviewed monthly by the ALCO and reported regularly to the Board of Directors.

The Holding Company or the Bank may, with respective Board approval, engage in hedging transactions utilizing derivative instruments. During the years ended December 31, 2005 and 2004, neither the Holding Company nor the Bank held any derivative instruments or embedded derivative instruments that required bifurcation.

MBS. MBS provide the portfolio with investments offering desirable repricing, cash flow and credit quality characteristics. MBS yield less than the loans that underlie the securities as a result of the cost of payment guarantees and credit enhancements which reduce credit risk to the investor. Although MBS guaranteed by federally sponsored agencies carry a reduced credit risk compared to whole loans, such securities remain subject to the risk that fluctuating interest rates, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such loans and thus affect both the prepayment speed and value of such securities. MBS, however, are more liquid than individual mortgage loans and may readily be used to collateralize borrowings. The MBS portfolio also provides the Holding Company and the Bank with important interest rate risk management features, as the entire portfolio provides monthly cash flow for re-investment at current market interest rates. None of the Company's MBS as of December 31, 2005 possessed call features.

The Company's consolidated investment in MBS totaled $193.5 million, or 6.2% of total assets, at December 31, 2005, the majority of which was owned by the Bank. At December 31, 2005, the largest component of the portfolio was $179.5 million in Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs") owned by the Bank. All of the CMOs and REMICs were either U.S agency guaranteed obligations or issued by private financial institutions. All of the non-agency guaranteed obligations were rated in the highest ratings category by at least one nationally recognized rating agency at the time of purchase. None of the CMOs and REMICs had stripped principal and interest components and all occupied priority tranches within their respective issues. As of December 31, 2005, the fair value of CMOs and REMICs was approximately $6.0 million below their cost basis.

The remaining MBS portfolio was composed of pass-through securities guaranteed by the Government National Mortgage Agency ("GNMA") or FNMA. These securities approximated 7.2% of the total MBS portfolio at December 31, 2005. This portion of the portfolio was composed of $2.4 million of ARM MBS pass-through securities with a weighted average term to next rate adjustment of less than one year, and $11.6 million of seasoned fixed-rate GNMA and FNMA pass-through securities with an average estimated duration of less than 3.8 years.

GAAP requires that investments in equity securities have readily determinable fair values and investments in debt securities be classified in one of the following three categories and accounted for accordingly: trading securities, securities available for sale or securities held to maturity. Neither the Holding Company nor the Bank owned any securities classified as trading securities during the twelve months ended December 31, 2005, nor do they presently anticipate establishing a trading portfolio. Unrealized gains and losses on available for sale securities are reported as a separate component of stockholders' equity referred to as accumulated other comprehensive income, net of deferred taxes. At December 31, 2005, the Holding Company and the Bank had, on a combined basis, $238.3 million of securities classified as available for sale, which represented 7.6% of total assets. Based upon the size of the available for sale portfolio, future variations in the market value of the available for sale portfolio could result in fluctuations in the Company's consolidated stockholders' equity.

The Company typically classifies MBS as available for sale, in recognition of the greater prepayment uncertainty associated with these securities, and carries them at fair market value. The amortized cost of MBS available for sale (excluding CMOs and REMICs) was $463,000 below their fair value at December 31, 2005.

The following table sets forth activity in the MBS portfolio for the periods indicated:

	For the Year Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Amortized cost at beginning of period	$526,074	$464,671	$359,304
(Sales) Purchases, net	(235,791)	271,221	473,389
Principal repayments	(89,072)	(206,455)	(364,208)
Premium amortization, net	(1,279)	(3,363)	(3,814)
Amortized cost at end of period	$199,932	$526,074	$464,671

U. S. Treasury and Agency Obligations. At December 31, 2005, the Company's consolidated investment in U. S. Treasury and agency securities totaled $17.1 million. Virtually all of these investments were agency obligations issued either by the Federal Home Loan Bank ("FHLB"), Federal Home Loan Mortgage Corporation ("FHLMC"), or FNMA.

Corporate Debt Obligations. Both the Holding Company and the Bank invest in short-term investment-grade debt obligations of various corporations. Corporate debt obligations generally carry both a higher rate of return and a higher degree of credit risk than U.S. Treasury and agency securities with comparable maturities. In addition, corporate securities are generally less liquid than comparable U.S. Treasury and agency securities. In recognition of the additional risks associated with these securities, the Bank's investment policy limits new investments in corporate debt obligations to companies rated single ''A'' or better by one of the nationally recognized rating agencies, and limits investments in any one corporate entity to the lesser of 1% of total assets or 15% of the Bank's equity. At December 31, 2005, the Company's consolidated portfolio of corporate debt obligations totaled $21.7 million. The majority of these investments were held by the Bank.

Equity Investments. The Company's consolidated investment in equity securities totaled $5.4 million at December 31, 2005, and was comprised primarily of various equity mutual fund investments.

The following table sets forth the amortized cost and fair value of the total portfolio of investment securities and MBS at the dates indicated:

	At December 31,
	2005		2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities:	(Dollars in Thousands)
CMOs and REMICs	$185,510	$179,495	$480,865	$474,459	$428,847	$426,017
FHLMC	-	-	1,454	1,493	7,509	7,680
FNMA	12,077	11,599	29,250	29,125	3,381	3,510
GNMA	2,344	2,359	14,505	14,828	24,934	25,582
Total mortgage-backed securities	199,931	193,453	526,074	519,905	464,671	462,789
Investment securities:
U.S. Treasury and agency	17,067	17,060	12,999	12,956	5,011	5,026
Other	27,322	28,228	42,143	42,473	32,442	32,799
Total investment securities	44,389	45,288	55,142	55,429	37,453	37,825
Net unrealized loss (1)	(5,581)	-	(5,906)	-	(1,570)	-
Total securities, net	$238,739	$238,741	$575,310	$575,334	$500,554	$500,614

(1)
The net unrealized loss relates to available for sale securities in accordance with SFAS 115, "Accounting for Investments in Debt and Equity Securities." ("SFAS 115") The net unrealized loss is presented in order to reconcile the amortized cost of the available for sale securities portfolio to the recorded value reflected in the Company's Consolidated Statements of Condition.

The following table sets forth the amortized cost and fair value of the total portfolio of investment securities and MBS, by accounting classification and type of security, at the dates indicated:

	At December 31,
	2005		2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-Maturity:	Dollars in Thousands
Mortgage-backed securities (1)	$-	$-	$465	$485	$770	$822
Investment securities (2)	455	456	585	589	710	718
Total Held-to-Maturity	$455	$456	$1,050	$1,074	$1,480	$1,540

Available-for-Sale:
Mortgage-backed securities:
Pass-through securities	$14,421	$13,958	$44,744	$44,961	$35,054	$35,950
CMOs and REMICs	185,510	179,495	480,865	474,459	428,847	426,017
Total mortgage-backed securities available for sale	199,931	193,453	525,609	519,420	463,901	461,967
Investment securities (2)	43,934	44,832	54,557	54,840	36,743	37,107
Net unrealized loss (3)	(5,581)	-	(5,906)	-	(1,570)	-
Total Available-for-Sale	$238,284	$238,285	$574,260	$574,260	$499,074	$499,074
Total securities, net	$238,739	$238,741	$575,310	$575,334	$500,554	$500,614
(1) Includes both pass-through securities and investments in CMOs and REMICs.

(2) Includes corporate debt obligations.

(3)
The net unrealized loss relates to available for sale securities in accordance with SFAS 115. The net unrealized loss is presented in order to reconcile the amortized cost of the securities portfolio to the recorded value reflected in the Company's Consolidated Statements of Condition.

    The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of investment securities and MBS (exclusive of equity investments) at December 31, 2005, by remaining period to contractual maturity. With respect to MBS, the entire carrying amount of each security at December 31, 2005 is reflected in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments. The investment policies of both the Holding Company and the Bank call for the purchase of only priority tranches when investing in MBS. As a result, the weighted average duration of the Company's MBS approximated 2.8 years as of December 31, 2005 when giving consideration to anticipated repayments or possible prepayments, which is far less than their calculated average maturity in the table below. Other than obligations of federal agencies and GSEs, neither the Holding Company nor the Bank had a combined investment in securities issued by any one entity in excess of 15% of stockholders' equity at December 31, 2005.

	At December 31, 2005
	Held to Maturity			Available for Sale
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in Thousands)
Mortgage-backed securities:
Due within 1 year	-	-	-	-	-	-
Due after 1 year but within 5 years	-	-	-	-	-	-
Due after 5 years but within 10 years	-	-	-	$10,589	$10,173	3.71%
Due after ten years	-	-	-	189,342	183,280	3.92
Total	-	-	-	199,931	193,453	3.91

U.S. Treasury and agency:
Due within 1 year	-	-	-	17,068	17,060	3.73
Due after 1 year but within 5 years	-	-	-	-	-	-
Due after 5 years but within 10 years	-	-	-	-	-	-
Due after ten years	-	-	-	-	-	-
Total	-	-	-	17,068	17,060	3.73

Corporate and other:
Due within 1 year	$75	$76	5.82	695	720	4.18
Due after 1 year but within 5 years	380	380	7.50	999	980	2.92
Due after 5 years but within 10 years	-	-	-	-	-	-
Due after ten years	-	-	-	20,497	20,683	6.18
Total	455	456	7.22	22,191	22,383	5.98

Total:
Due within 1 year	75	76	5.82	17,763	17,780	3.75
Due after 1 year but within 5 years	380	380	7.50	999	980	2.92
Due after 5 years but within 10 years	-	-	-	10,589	10,173	3.71
Due after ten years	-	-	-	209,839	203,963	4.15
Total	$455	$456	7.22%	$239,190	$232,896	4.10%

Sources of Funds

General. The Bank's primary sources of funding for its lending and investment activities include deposits, repayments of loans and MBS, investment security maturities and redemptions, FHLBNY Advances and borrowing in the form of REPOS entered into with various financial institutions, including the FHLBNY. The Bank also sells selected multifamily residential and commercial real estate loans to FNMA, and long-term, one- to four-family residential real estate loans to either FNMA or SONYMA. The Company may additionally issue debt under appropriate circumstances.

Deposits. The Bank offers a variety of deposit accounts possessing a range of interest rates and terms. The Bank, at December 31, 2005 and presently, offers savings, money market, checking, NOW and Super NOW accounts, and CDs. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition from other financial institutions and investment products. Traditionally, the Bank has relied upon direct marketing, customer service, convenience and long-standing relationships with customers to generate deposits. The communities in which the Bank maintains branch offices have historically provided nearly all of its deposits. At December 31, 2005, the Bank had deposit liabilities of $1.91 billion, down $295.3 million from December 31, 2004 (See "Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). Within total deposits at December 31, 2005, $292.9 million, or 15.3%, consisted of CDs with a minimum denomination of one-hundred thousand dollars. Individual Retirement Accounts totaled $103.0 million, or 5.4% of total deposits.

The Bank is authorized to accept brokered CDs up to an aggregate limit of $120.0 million. At December 31, 2005 and 2004, the Bank had no brokered CDs.

The following table presents the deposit activity of the Bank for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Deposits	$2,942,773	$3,445,897	$3,055,095
Withdrawals	3,279,191	3,315,462	2,978,932
Deposits (less) greater than Withdrawals	(336,418)	130,435	76,163
Interest credited	41,141	37,936	38,340
Total (decrease) increase in deposits	$(295,277)	$168,371	$114,503

At December 31, 2005, the Bank had $292.9 million in CDs s: with a minimum denomination of one-hundred thousand dollars as follows

Maturity Period	Amount	Weighted Average Rate
(Dollars in Thousands)
Within three months	$124,567	3.68%
After three but within six months	100,645	3.75
After six but within twelve months	23,822	3.12
After 12 months	43,902	3.74
Total	$292,936	3.67%

The following table sets forth the distribution of the Bank's deposit accounts and the related weighted average interest rates at the dates indicated:

	At December 31, 2005			At December 31, 2004			At December 31, 2003
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
	(Dollars in Thousands)
Savings accounts	$335,527	17.52%	0.56%	$362,656	16.41%	0.56%	$366,592	17.96%	0.55%
CDs	978,585	51.11	3.50	959,951	43.44	2.52	800,350	39.20	2.64
Money market accounts	464,962	24.28	1.69	749,040	33.89	1.40	745,387	36.51	1.35
NOW and Super NOW accounts	38,697	2.02	1.01	45,178	2.04	1.08	37,043	1.81	1.02
Checking accounts	97,001	5.07	-	93,224	4.22	-	92,306	4.52	-
Totals	$1,914,772	100.00%	2.32%	$2,210,049	100.00%	1.68%	$2,041,678	100.00%	1.65%

The following table presents, by interest rate ranges, the dollar amount of CDs outstanding at the dates indicated and the period to maturity of the CDs outstanding at December 31, 2005:

	Period to Maturity at December 31, 2005
Interest Rate Range	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at December 31, 2005	Total at December 31, 2004	Total at December 31, 2003
(Dollars in Thousands)
2.00% and below	$126,951	$7,990	$12	-	$134,953	$364,871	$353,485
2.01% to 3.00%	114,700	72,389	367	-	187,456	456,019	182,233
3.01% to 4.00%	364,432	40,351	18,394	-	423,177	69,836	162,063
4.01% to 5.00%	185,169	28,070	7,511	-	220,750	44,231	50,109
5.01% and above	3,011	9,186	52	-	12,249	24,994	52,460
Total	$794,263	$157,986	$26,336	-	$978,585	$959,951	$800,350

Borrowings. The Bank has been a member and shareholder of the FHLBNY since 1980. One of the privileges offered to FHLBNY shareholders is the ability to secure Advances under various lending programs at competitive interest rates. The Bank's borrowing line equaled $928.2 million at December 31, 2005.

The Bank had Advances from the FHLBNY totaling $531.5 million and $506.5 million at December 31, 2005 and 2004, respectively. At December 31, 2005, the Bank maintained sufficient collateral, as defined by the FHLBNY (principally in the form of real estate loans), to secure such Advances.

REPOS totaled $205.5 million and $205.6 million, respectively, at December 31, 2005 and 2004. REPOS involve the delivery of securities to broker-dealers as collateral for borrowing transactions. The securities remain registered in the name of the Bank, and are returned upon the maturities of the agreements. Funds to repay the Bank's REPOS at maturity are provided primarily by cash received from the maturing securities.

Presented below is information concerning REPOS and FHLBNY Advances for the periods presented:

REPOS:
	At or for the Year Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Balance outstanding at end of period	$205,455	$205,584	$12,675
Average interest cost at end of period	2.99%	2.48%	4.96%
Average balance outstanding during the period	$205,530	$129,426	$71,302
Average interest cost during the period (1)	2.90%	2.34%	5.29%
Carrying value of underlying collateral at end of period	$213,925	$216,754	$13,045
Estimated fair value of underlying collateral	$213,925	$216,754	$13,045
Maximum balance outstanding at month end during the year	$205,584	$220,649	$86,020

(1) Amounts in the above table exclude the effects of prepayment expenses paid on REPOS. Including prepayment expenses of $2,555 recorded during the year ended December 31, 2003, the average interest cost was 8.86% during the year ended December 31, 2003. There were no prepayments during the years ended December 31, 2005 or 2004.

FHLBNY Advances:

	At or for the Year Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Balance outstanding at end of period	$531,500	$506,500	$534,000
Average interest cost at end of period	4.62%	4.21%	3.85%
Weighted average balance outstanding during the period	$508,583	$515,626	$559,726
Average interest cost during the period (1)	4.49%	4.00%	3.98%
Maximum balance outstanding at month end during period	$531,500	$534,000	$574,000

(1) Amounts in the above table exclude the effects of prepayment expenses paid on FHLBNY Advances. Including prepayment expenses paid on FHLBNY Advances of $1.6 million during the year ended December 31, 2003, the average interest cost on FHLBNY Advances was 4.26% during the year ended December 31, 2003. The Bank did not prepay any FHLBNY Advances during the years ended December 31, 2005 or 2004.

During the year ended December 31, 2003, the Bank prepaid a total of $30.0 million in FHLBNY Advances and $52.0 million in REPOS. The prepaid FHLBNY Advances possessed a combined average interest rate of 5.89% and an average remaining term to maturity of 1.1 years on their respective prepayment dates. The Bank did not replace these prepaid FHLBNY Advances and REPOS.

Subsidiary Activities

In addition to the Bank, the Holding Company's direct and indirect subsidiaries consist of seven wholly-owned corporations, one of which is directly owned by the Holding Company and six of which are directly or indirectly owned by the Bank. DSBW Preferred Funding Corp. is a direct subsidiary of Havemeyer Equities, Inc., which is a direct subsidiary of the Bank. The following table presents an overview of the Holding Company's subsidiaries as of December 31, 2005:

Subsidiary	Year/ State of Incorporation	Primary Business Activities
Havemeyer Equities, Inc.	1977 / New York	Ownership of DSBW Preferred Funding Corp.
Boulevard Funding Corp.	1981 / New York	Currently inactive
Havemeyer Investments, Inc.	1997 / New York	Sale of non-FDIC insured investment products
DSBW Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in multifamily residential and commercial real estate loans
DSBW Residential Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in one- to four-family real estate loans
842 Manhattan Avenue Corp.	1995/ New York	Management and ownership of real estate. Currently inactive
Dime Reinvestment Corporation	2004 / Delaware	Community Development Entity. Currently inactive.

Personnel

As of December 31, 2005, the Company had 317 full-time employees and 80 part-time employees. The employees are not represented by a collective bargaining unit, and the Holding Company and all of its subsidiaries consider their relationships with their employees to be good.

Federal, State and Local Taxation

Federal Taxation

The following is a discussion of material tax matters and does not purport to be a comprehensive description of the tax rules applicable to the Company.

General. The Bank was last audited by the Internal Revenue Service ("IRS") for its taxable year ended December 31, 1988. For federal income tax purposes, the Company files consolidated income tax returns on a June 30 fiscal year basis using the accrual method of accounting and is subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts, discussed below.

Tax Bad Debt Reserves. The Bank, as a "large bank" under IRS classifications (i.e., one with assets having an adjusted basis of more than $500 million), is: (i) unable to make additions to its tax bad debt reserve, (ii) permitted to deduct bad debts only as they occur, and (iii) required to recapture (i.e., take into income) over a multi-year period, a portion of the balance of its tax bad debt reserves as of June 30, 1997. Since the Bank has already provided a deferred income tax liability for the bad debt reserve for financial reporting purposes, there was no adverse impact to the Bank's financial condition or results of operations from the enactment of the federal legislation that imposed the recapture requirement.

Distributions. Non-dividend distributions to shareholders of the Bank are considered distributions from the Bank's "base year reserve" (i.e., its reserve as of December 31, 1987, to the extent thereof), and then from its supplemental reserve for losses on loans. Non-dividend distributions include distributions: (i) in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes; (ii) for redemption of stock; and (iii) for partial or complete liquidation.

An amount based on the total non-dividend distributions paid will be included in the Bank's taxable income in the year of distribution. Dividends paid out of current or accumulated earnings and profits will not be so included in the Bank's income. The amount of additional taxable income created from a non-dividend distribution is the amount that, when reduced by the amount of the tax attributable to this income, is equal to the amount of the distribution. Thus, assuming a 35% federal corporate income tax rate, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes. (See "Regulation - Regulation of Federal Savings Associations - Limitation on Capital Distributions" for a discussion of limits on the payment of dividends by the Bank). The Bank does not intend to pay dividends that would result in a recapture of any portion of its base year tax bad debt reserves.

Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is adjusted by determining the tax treatment of certain items in a manner that negates the deferral or deduction of income resulting from the customary tax treatment of those items. Thus, the Bank's AMTI is increased by 75% of the amount by which the Bank's adjusted current earnings exceed its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses).

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

The portion of the NYS bad debt reserve in excess of a reserve amount computed pursuant to the Experience Method is subject to recapture upon a non-dividend distribution in a manner similar to the recapture of the federal bad debt reserves for such distributions. The reserve is additionally subject to recapture in the event that the Bank fails either to satisfy a thrift definitional test relating to the composition of its assets or to maintain a thrift charter.

In general, the Holding Company is not required to pay NYS tax on dividends and interest received from the Bank.

The NYS tax rate for the year ended December 31, 2005 was 9.03% of taxable income. This rate included a commuter transportation surcharge.

City of New York. The Holding Company and the Bank are both subject to a NYC banking corporation tax of 9% on taxable income allocated to NYC.

NYC generally conforms its tax law to NYS tax law in the determination of taxable income (including the laws relating to bad debt reserves). NYC tax law, however, does not allow a deduction for the carryover of a net operating loss of a banking company.

State of Delaware. As a Delaware holding company not earning income in Delaware, the Holding Company is exempt from Delaware corporate income tax, however, is required to file an annual report and pay an annual franchise tax to the State of Delaware.

Regulation

General

The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation ("FDIC"), as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"), which are administered by the FDIC. The Bank must file reports with the OTS concerning its activities and financial condition, and must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS conducts periodic examinations to assess the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association may engage and is intended primarily for the protection of the deposit insurance fund and depositors. As a publicly-held unitary savings and loan holding company, the Holding Company is required to file certain reports with, and otherwise comply with the rules and regulations of, both the SEC, under the federal securities laws, and the OTS.

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

Regulation of Federal Savings Associations

Business Activities. The Bank derives its lending and investment powers from the Home Owners' Loan Act, as amended (''HOLA''), and the regulations of the OTS enacted thereunder. Pursuant thereto, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage activities. The investment powers are subject to various limitations, including a: (i) prohibition against the acquisition of any corporate debt security not rated in one of the four highest rating categories; (ii) limit of 400% of capital on the aggregate amount of loans secured by non-residential real property; (iii) limit of 20% of assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (iv) limit of 35% of assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (v) limit of 5% of assets on non-conforming loans (i.e., loans in excess of specified amounts); and (vi) limit of the greater of 5% of assets or capital on certain construction loans made for the purpose of financing property which is, or is expected to become, residential.

Loans to One Borrower. Under HOLA, savings associations are generally subject to identical limits on loans to one borrower as are imposed on national banks. Generally, pursuant to these limits, a savings association may not advance a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and unimpaired surplus. Additional amounts may be advanced, not in excess of 10% of unimpaired capital and unimpaired surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2005, the Bank's limit on loans to one borrower was $78.9 million. The Bank's largest aggregate amount of loans to one borrower on that date was $37.4 million and the second largest borrower had an aggregate loan balance of $34.2 million.

QTL Test. HOLA requires savings associations to satisfy a QTL test. A savings association may satisfy the QTL test by maintaining at least 65% of its ''portfolio assets'' in certain ''qualified thrift investments'' during at least nine months of the most recent twelve-month period. ''Portfolio assets'' means, in general, an association's total assets less the sum of: (i) specified liquid assets up to 20% of total assets, (ii) certain intangibles, including goodwill, credit card relationships and purchased MSR, and (iii) the value of property used to conduct the association's business. ''Qualified thrift investments'' include various types of loans made for residential and housing purposes; investments related to such purposes, including certain mortgage-backed and related securities; and small business, education, and credit card loans. A savings association may additionally satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Code. At December 31, 2005, the Bank maintained 76.7% of its portfolio assets in qualified thrift investments. The Bank also satisfied the QTL test in each of the prior 12 months and, therefore, was a QTL.

A savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The initial restrictions include prohibitions against (i) engaging in any new activity not permissible for a national bank, (ii) paying dividends not permissible under national bank regulations, and (iii) establishing any new branch office in a location not permissible for a national bank in the association's home state. In addition, within one year of the date a savings association ceases to satisfy the QTL test, any company controlling the association must register under, and become subject to the requirements of, the Bank Holding Company Act of 1956, as amended. A savings association that has failed the QTL test may requalify under the QTL test and be relieved of the limitations; however, may do so only once. If the savings association does not requalify under the QTL test within three years after failing the QTL test, it will be required to terminate any activity, and dispose of any investment, not permissible for a national bank, and repay as promptly as possible any outstanding Advances from the FHLBNY.

Capital Requirements. OTS regulations require savings associations to satisfy three minimum capital standards: (i) a tangible capital ratio of 1.5%; (ii) a risk-based capital ratio of 8%; and (iii) a leverage capital ratio. For depository institutions that have been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System , the minimum required leverage capital ratio is 3%. For any other depository institution, the minimum required leverage capital ratio is 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution.

The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") requires that the OTS and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk ("IRR"), concentration of risk and the risks of non-traditional activities. Current OTS regulations do not include a specific IRR component of the risk-based capital requirement; however, the OTS monitors the IRR of individual institutions through a variety of methods, including an analysis of the change in net portfolio value ("NPV"). NPV is the difference between the present value of the expected future cash flows of the Bank’s assets and liabilities, plus the value of net expected cash flows from either loan origination commitments or purchases of securities and, therefore, hypothetically represents the value of an institution's net worth. The OTS has also used the NPV analysis as part of its evaluation of certain applications or notices submitted by thrift institutions. In addition, OTS Thrift Bulletin 13a provides guidance on the management of IRR and the responsibility of boards of directors in that area. The OTS, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent they are not in compliance with certain written OTS guidelines regarding NPV analysis. The OTS has not imposed any such requirements on the Bank.

The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at December 31, 2005:

	As of December 31, 2005
	Actual		Minimum Capital Requirement
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tangible	$299,666	9.84%	$45,673	1.5%
Leverage Capital	299,666	9.84	121,794	4.0
Total Risk-based capital	301,657	14.30	168,787	8.0

The following is a reconciliation of GAAP capital to regulatory capital for the Bank:

	At December 31, 2005
	Tangible Capital	Leverage Capital	Total Risk-Based Capital
	(Dollars in Thousands)
GAAP capital	$351,799	$351,799	$351,799
Non-allowable assets:
MSR	(234)	(234)	(234)
Accumulated other comprehensive income	3,739	3,739	3,739
Goodwill	(55,638)	(55,638)	(55,638)
General valuation allowance	-	-	15,785
Adjustment for recourse provision on loans sold	-	-	(13,794)
Regulatory capital	299,666	299,666	301,657
Minimum capital requirement	45,673	121,794	168,787
Regulatory capital excess	$253,993	$177,872	$132,870

Limitation on Capital Distributions. OTS regulations impose limitations upon capital distributions by savings associations, such as cash dividends, payments to purchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital.

As the subsidiary of a savings and loan holding company, the Bank is required to file a notice with the OTS at least 30 days prior to each capital distribution. However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year plus the retained net income for the preceding two years, then the Bank must file an application for OTS approval of a proposed capital distribution. In addition, the OTS can prohibit a proposed capital distribution otherwise permissible under the regulation if it determines that the association is in need of greater than customary supervision or that a proposed distribution would constitute an unsafe or unsound practice. Further, under OTS prompt corrective action regulations, the Bank would be prohibited from making a capital distribution if, after the distribution, the Bank failed to satisfy its minimum capital requirements, as described above (See ''Regulation - Regulation of Federal Savings Associations - Prompt Corrective Regulatory Action''). In

addition, pursuant to the Federal Deposit Insurance Act ("FDIA"), an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" as defined in the FDIA.

Liquidity. Pursuant to OTS regulations, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation (See "Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further discussion). At December 31, 2005, the Bank's liquid assets approximated 4.6% of total assets.

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

Effective July 1, 2004, the OTS adopted a final rule replacing examination fees for savings and loan holding companies with semi-annual assessments. The OTS phased in the assessments at a rate of 25% for the first semi-annual assessment on July 1, 2004, 50% of the second semi-annual assessment on January 1, 2005 and 100% of the third semi-annual assessment on July 1, 2005. For the year ended December 31, 2005, the Bank paid $10,000 in assessments.

Branching. Subject to certain limitations, HOLA and OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such a branch is available: (i) in states that expressly authorize branches of savings associations located in another state, and (ii) to an association that either satisfies the QTL test or qualifies as a ''domestic building and loan association'' under the Code, which imposes qualification requirements similar to those for a QTL under HOLA (See "Item 1 - Business - Regulation - Regulation of Federal Savings Associations - QTL Test''). HOLA and OTS regulations preempt any state law purporting to regulate branching by federal savings associations.

Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings association possesses a continuing and affirmative obligation, consistent with its safe and sound operation, to help satisfy the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services it believes are most appropriate to its particular community. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association's record of satisfying the credit needs of its community and consider such record in its evaluation of certain applications by the association. The assessment is composed of three tests: (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, automated teller machines and other offices. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received an "Outstanding" CRA rating in its most recent examination. Regulations additionally require that the Bank publicly disclose certain agreements that are in fulfillment of the CRA. The Bank has no such agreements.

Transactions with Related Parties. The Bank's authority to engage in transactions with its ''affiliates'' is limited by OTS regulations and Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act (''FRA''), Regulation W issued by the Federal Reserve Board ("FRB"), as well as additional limitations adopted by the Director of the OTS. OTS regulations regarding transactions with affiliates conform to Regulation W. These provisions, among other matters, prohibit, limit or place restrictions upon a savings institution extending credit to, or entering into certain transactions with, its affiliates, which, for the Bank, would include the Holding Company, principal shareholders, directors and executive officers.

OTS regulations include additional restrictions on savings associations under Section 11 of HOLA, including provisions prohibiting a savings association from: (i) advancing a loan to an affiliate engaged in non-bank holding company activities; and (ii) purchasing or investing in securities issued by an affiliate that is not a subsidiary. The OTS regulations also include certain exemptions from these prohibitions. The FRB and the OTS require each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W and the OTS regulations regarding transactions with affiliates.

Section 402 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-

Oxley). The prohibition, however, does not apply to any loan by an insured depository institution, such as the Bank, if the loan is subject to the insider lending restrictions of Section 22(h) of the FRA, as implemented by Regulation O (12 CFR 215).

The Bank's authority to extend credit to its directors, executive officers, and shareholders owning 10% or more of the Holding Company's outstanding common stock, as well as to entities controlled by such persons, is additionally governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB enacted thereunder. Among other matters, these provisions require that extensions of credit to insiders: (i) be made on terms substantially the same as, and follow credit underwriting procedures not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain amount limitations individually and in the aggregate, which limits are based, in part, on the amount of the association's capital. Regulation O additionally requires that extensions of credit in excess of certain limits be approved in advance by the association's board of directors. The Company and Bank both presently prohibit loans to Directors and executive management.

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

Standards for Safety and Soundness. Pursuant to FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the OTS, together with the other federal bank regulatory agencies, has adopted guidelines prescribing safety and soundness standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other features, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the OTS has adopted regulations pursuant to FDICIA that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the ''prompt corrective action'' provisions of FDICIA (See "Item 1 - Business - Regulation - Regulation of Savings Associations - Prompt Corrective Regulatory Action"). If an institution fails to comply with such an order, the OTS may seek enforcement in judicial proceedings and the imposition of civil money penalties.

Real Estate Lending Standards. The OTS and the other federal banking agencies have adopted regulations prescribing standards for extensions of credit that are (i) secured by real estate, or (ii) made for the purpose of financing the construction of improvements on real estate. The regulations require each savings association to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its real estate lending activities. The standards must additionally conform to accompanying OTS guidelines, which include loan-to-value ratios for the different types of real estate loans. Associations are permitted to make a limited amount of loans that do not conform to the loan-to-value limitations provided such exceptions are reviewed and justified appropriately. The guidelines additionally contain a number of lending situations in which exceptions to the loan-to-value standards are permitted.

Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of five categories based on the association's capital: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized." In addition, the institution becomes subject to various mandatory supervisory actions, including restrictions on growth of assets and other forms of expansion. Generally, under the OTS regulations, a federally chartered savings association is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. As of December 31, 2005, the Bank satisfied all criteria necessary to be categorized "well capitalized" under the prompt corrective action regulatory framework.

When appropriate, the OTS can require corrective action by a savings association holding company under the ''prompt corrective action'' provisions of FDICIA.

Insurance of Deposit Accounts. Savings associations are required to pay a deposit insurance premium. The amount of the premium is determined based upon a risk-based assessment system. Under the system, the FDIC assigns an institution to one of three capital categories based upon the financial information contained in the institution's most current quarterly financial report filed with the applicable bank regulatory agency prior to the commencement of the assessment period. The three capital categories consist of: (i) well capitalized, (ii) adequately capitalized, or (iii) undercapitalized. The FDIC additionally assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based upon an evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory subcategory to which it is assigned. Under the regulations, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The assessment rate for the Bank's deposits is 0.0%. The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25% of assessable deposits. Both the BIF and SAIF currently satisfy the reserve ratio requirement. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future.

The Deposit Insurance Funds Act of 1996 amended the FDIA to recapitalize the SAIF and expand the assessment base for the payments of Financing Corporation ("FICO") bonds. FICO bonds were sold by the federal government in order to finance the recapitalization of the SAIF and BIF insurance funds that was necessitated following payments from the funds to compensate depositors of federally-insured depository institutions that experienced bankruptcy and dissolution during the 1980's and 1990's. The quarterly adjusted rate of assessment for FICO bonds is 0.0146% for both BIF-and SAIF-insured institutions. The Bank's total expense in 2005 for the FICO bonds assessment was $315,000.

Privacy and Security Protection. The OTS has adopted regulations implementing the privacy protection provisions of The Gramm- Leach-Bliley Act of 1999 ("Gramm-Leach"). The regulations require financial institutions to adopt procedures to protect customers and their "non-public personal information." The regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank is required to provide its customers the ability to "opt-out" of the sharing of their personal information with unaffiliated third parties, if the sharing of such information does not satisfy any of the permitted exceptions. The Bank's existing privacy protection policy complies with the regulations.

The Bank is additionally subject to regulatory guidelines establishing standards for safeguarding customer information to implement certain provisions of Gramm-Leach. The guidelines describe the federal banking agencies' expectations for the creation, implementation and maintenance of an information security program, including administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against anticipated threats or hazards to the security or integrity of such records and unauthorized access to or use of such records or information that could result in substantial customer harm or inconvenience.

Gramm-Leach additionally permits each state to enact legislation that is more protective of consumers' personal information. Currently, there are a number of privacy bills pending in the New York legislature. Management of the Company cannot predict the impact, if any, of these bills if enacted.

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

Insurance Activities. As a federal savings association, the Bank is generally permitted to engage in certain insurance activities through subsidiaries. OTS regulations prohibit depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity not affiliated with the depository institution. The regulations additionally require prior disclosure of this prohibition if such products are offered to credit applicants.

FHLB System. The Bank is a member of the FHLBNY, which is one of the twelve regional FHLB's composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. Any Advances from the FHLBNY must be secured by specified types of collateral, and long-term Advances may be obtained only for the purpose of providing funds for residential housing finance. The Bank, as a member of the FHLBNY, is currently required to acquire and hold shares of capital stock in the FHLBNY. Effective December 1, 2005, the FHLBNY implemented a new capital plan which resulted in an automatic exchange of shares of FHLBNY stock held by members for shares of FHLBNY Class B stock and changed the members' minimum stock investment requirements. The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLBNY Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year and the activity-based stock purchase requirement, determined on a daily basis. For the Bank, the membership stock purchase requirement is 0.2% of "mortgage-related assets," as defined by the FHLBNY, which consists primarily of residential mortgage loans and MBS held by the Bank. The activity-based stock purchase requirement for the Bank is equal to the sum of: (i) 4.5% of outstanding borrowings from the FHLBNY; (ii) 4.5% of the outstanding principal balance of the "acquired member assets," as defined by the FHLBNY, and delivery commitments for acquired member assets; (iii) a specified dollar amount related to certain off-balance sheet items, which for the Bank is zero; and (iv) a specific percentage range from 0% to 5% of the carrying value on the FHLBNY's balance sheet of derivative contracts between the FHLBNY and its members, which is also zero for the Bank. The FHLBNY can adjust the specific percentages and dollar amount periodically within the ranges established by the FHLBNY capital plan. Prior to December 1, 2005, the Bank was required to acquire and hold shares of capital stock of the FHLBNY in an amount equal to the greater of: (i) $500; (ii) 1% of the unpaid principal balance of residential mortgage loans and contracts and other mortgage related assets at the beginning of each year; or (iii) 5% of the Bank's aggregate outstanding Advances from the FHLBNY. The Bank is in compliance with these requirements with an investment in FHLBNY stock of $29.9 million at December 31, 2005.

Federal Reserve System. The Bank is subject to provisions of the FRA and FRB regulations pursuant to which savings associations are required to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and regular checking accounts). FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts between $7.8 million and $48.3 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14% against the portion of total transaction accounts in excess of $48.3 million). The initial $7.8 million of otherwise reservable balances are currently exempt from the reserve requirements, however, the exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements.

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

As a unitary savings and loan holding company, the Holding Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to satisfy the QTL test (See "Item 1 - Business - Regulation - Regulation of Federal Savings Associations - QTL Test'' for a discussion of the QTL requirements). Upon any non-supervisory acquisition by the Holding Company of another savings association or a savings bank that satisfies the QTL test and is deemed to be a savings association by the OTS and that will be held as a separate subsidiary, the Holding Company will become a multiple savings association holding company and will be subject to limitations on the types of business activities in which it may engage. HOLA limits the activities of a multiple savings association holding company and its non-insured association subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to prior approval of the OTS, and to other activities authorized by OTS regulation.

The OTS is prohibited from approving any acquisition that would result in a multiple savings association holding company controlling savings associations in more than one state, subject to two exceptions: an acquisition of a savings association in another state (i) in a supervisory transaction, or (ii) pursuant to authority under the laws of the state of the association to be acquired that specifically permit such acquisitions. The conditions imposed upon interstate acquisitions by those states that have enacted authorizing legislation vary.

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

The Bank must file a notice with the OTS prior to the payment of any dividends or other capital distributions to the Holding Company (See "Item 1 - Business - Regulation - Regulation of Federal Savings Associations - Limitation on Capital Distributions'').

Federal Securities Laws

The Holding Company's common stock is registered with the SEC under Section 12(g) of the Exchange Act. It is subject to the periodic reporting, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Item 1A.  Risk Factors

The Bank’s focus on multifamily and commercial real estate lending may subject it to greater risk of an adverse impact on operations from a decline in the economy.

    The majority of loans in the Bank’s portfolio are secured by multifamily residential property. Multifamily loans are generally viewed as exposing lenders to a greater risk of loss than one- to four-family residential loans and typically involve higher loan principal amounts. Although multifamily loans are generally non-recourse, are underwritten based upon the cash flow generated by the collateral property and have loan to value ratios of less than 75%, in a decline in the economy, a borrower experiencing financial difficulties in connection with one income producing property may default on all of its outstanding loans, even if the properties securing the other loans are generating positive cash flow.  In addition, large loans tend to expose the Bank to a greater degree of risk due to the potential impact of losses from any one loan or concentration of loans to one borrower relative to the size of the Bank’s capital position.

    As part of the Company’s strategic plan, it has increased its emphasis on commercial real estate loans over the past five years. Loans secured by commercial real estate are generally larger and involve a greater degree of risk than one- to four-family and multifamily residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent upon successful operation or management of the collateral properties, repayment of such loans are generally subject to a greater extent to the then prevailing conditions in the real estate market or the economy. Further, the collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value based upon the success of the business.

    Multifamily and commercial real estate loans additionally involve a greater risk than one- to four- family residential mortgage loans because economic and real estate conditions and government regulations, such as rent control and rent stabilization laws, which are outside the control of the borrower or the Bank, could impair the value of the security for the loan or the future cash flow of such properties. As a result, rental income might not rise sufficiently over time to satisfy increases in the loan rate at repricing or increases in overhead expenses (i.e., utilities, taxes, etc.). Impaired loans are thus difficult to identify before they become problematic. In addition, if the cash flow from a collateral property is reduced (e.g., if leases are not obtained or renewed), the borrower’s ability to repay the loan and the value of the security for the loan may be impaired.

Dependence on economic and real estate conditions and geographic concentration in market area.

    The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches. The Bank’s primary lending area is the New York City metropolitan area, although its overall lending area is much larger, and extends approximately 150 miles in each direction from its corporate headquarters in Brooklyn. The majority of the Bank’s mortgage loans are secured by properties located in its primary lending area, most of which are secured by real estate located in the New York City boroughs of Brooklyn, Queens and Manhattan.

    As a result of this geographic concentration, the Bank’s results of operations depend largely upon economic conditions in this area. A deterioration in economic conditions in the New York metropolitan area could have a material adverse impact upon the quality of the Bank’s loan portfolio and the demand for its products and services, and, accordingly, on the Company’s results of operations, cash flows, business, financial condition and prospects.

    Conditions in the real estate markets in which the collateral for the Bank’s mortgage loans are located strongly influence the level of the Bank’s non-performing loans and the value of its collateral. Real estate values are affected by, among other items, flucuations in general or local economic conditions, supply and demand, changes in governmental rules or policies, the availability of loans to potential purchasers and acts of nature. Declines in real estate markets have in the past and may in the future negatively impact the Company’s results of operations, cash flows, business, financial condition and prospects.

    The Bank’s allowance for loan losses is maintained at a level considered adequate by management to absorb losses inherent in its loan portfolio. The amount of inherent loan losses which could be ultimately realized is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that could be beyond the Bank’s control. Such losses could exceed current estimates. Although management believes that the Bank’s allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to satisfy actual loan losses should such losses be realized.

Increases in interest rates may reduce the Company’s profitability.

    The Bank’s primary source of income is its net interest income, which is the difference between the interest income earned on its interest earning assets and the interest expense incurred on its interest bearing liabilities. The one-year interest rate sensitivity gap is the difference between interest rate sensitive assets maturing or repricing within one year and interest rate sensitive liabilities maturing or repricing within one year, expressed as a percentage of total assets. In a rising interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in its cost of liabilities relative to its yield on assets, and thus decrease its net interest income. In addition, the actual amount of time before mortgage loans and MBS are repaid can be significantly impacted by changes in mortgage redemption rates and market interest rates. Mortgage prepayment, satisfaction and refinancing rates will vary due to several factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, and other demographic variables. However, the most significant factors affecting prepayment, satisfaction and refinancing rates are prevailing interest rates, related mortgage refinancing opportunities and competition.

    Based upon historical experience, if interest rates were to rise, the Bank would expect the demand for multifamily loans to decline. Decreased loan origination volume would likely negatively impact the Bank's interest income. In addition, if interest rates were to rise rapidly and result in an economic decline, the Bank would expect its level of non-performing loans to increase. Such an increase in non-performing loans may result in an increase to the allowance for loan losses and possible increased charge-offs, which would negatively impact the Company's net income.

    As a federally-chartered savings bank, the Bank is required to monitor changes in its NPV. In addition, the Bank monitors its NPV ratio, which is the NPV divided by the estimated market value of total assets. The NPV ratio can be viewed as a corollary to the Bank’s capital ratios. To monitor its overall sensitivity to changes in interest rates, the Bank simulates the effect of instantaneous changes in interest rates of up to 200 basis points on its assets and liabilities. Interest rates do and will continue to fluctuate, and the Bank cannot predict future Federal Reserve actions or other factors that will cause interest rates to change.

Risks related to changes in laws, government regulation and monetary policy.

The Holding Company and the Bank are subject to extensive supervision, regulation and examination by the OTS, as the Bank's chartering agency, and the FDIC, as its deposit insurer. Such regulation limits the manner in which the Holding Company and the Bank conduct business, undertake new investments and activities and obtain financing. This regulation is designed primarily for the protection of the deposit insurance funds and the Bank’s depositors, and not to benefit the Bank or its creditors. The regulatory structure also provides the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  For further information regarding the laws and regulations that affect the Holding Company and the Bank, see "Item 1. Business - Regulation - Regulation of Federal Savings Associations," and "Item 1. Business -Regulation of Holding Company."

Financial institution regulation has been the subject of significant legislation in recent years, and may be the subject of further significant legislation in the future, none of which is within the control of the Holding Company or the Bank. Significant new laws or changes in, or repeals of, existing laws may cause the Company's results of operations to differ materially. Further, federal monetary policy, particularly as implemented through the OTS, significantly affects credit conditions for the Company, primarily through open market operations in United States government securities, the discount rate for bank borrowings and reserve requirements. A material change in any of these conditions would have a material impact on the Bank, and therefore, on the Company’s results of operations.

Competition from other financial institutions in originating loans and attracting deposits may adversely affect profitability.

The Bank's retail banking and a significant portion of its lending business are concentrated in the New York metropolitan area. The New York City banking environment is extremely competitive. The Bank’s competition for loans exists principally from savings banks, commercial banks, mortgage banks and insurance companies. The Bank has faced sustained competition for the origination of multifamily residential and commercial real estate loans. Management anticipates that the current level of competition for multifamily residential and commercial real estate loans will continue for the foreseeable future, and this competition may inhibit the Bank’s ability to maintain its current level and pricing of such loans.

The Bank gathers deposits in direct competition with commercial banks, savings banks and brokerage firms, many among the largest in the nation. In addition, it must also compete for deposit monies against the stock markets and mutual funds, especially during periods of strong performance in the equity markets. Over the previous decade, consolidation in the financial services industry, coupled with the emergence of Internet banking, has altered the deposit gathering landscape and may increase competitive pressures on the Bank.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

The headquarters of both the Holding Company and the Bank are located at 209 Havemeyer Street, Brooklyn, New York 11211. The headquarters building is fully owned by the Bank. The Bank conducts its business through twenty-one full-service retail banking offices located throughout Brooklyn, Queens, the Bronx and Nassau County, New York.

Item 3. Legal Proceedings

The Company is not involved in any pending legal proceedings other than legal actions arising in the ordinary course of business which, in the aggregate, involve amounts which are believed to be material to its financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	Twelve Months Ended December 31, 2005			Twelve Months Ended December 31, 2004
Quarter Ended	Dividends Declared	High Sales Price	Low Sales Price	Dividends Declared	High Sales Price	Low Sales Price
March 31st	$0.14	$17.41	$15.05	$0.13	$21.38	$19.67
June 30th	0.14	15.62	13.96	0.14	20.81	15.97
September 30th	0.14	16.52	14.13	0.14	17.61	15.60
December 31st	0.14	15.24	13.78	0.14	18.78	16.04

On December 30, 2005, the final trading date in the fiscal year, the Holding Company's common stock closed at $14.61.

Management estimates that the Holding Company had approximately 4,275 shareholders of record as of March 11, 2006, including persons or entities holding stock in nominee or street name through various brokers and banks. There were 36,956,907 shares of common stock outstanding at December 31, 2005.

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

During the year ended December 31, 2005, the Holding Company paid cash dividends totaling $19.9 million, representing $0.56 per outstanding common share. During the year ended December 31, 2004, the Holding Company paid cash dividends totaling $19.7 million, representing $0.55 per outstanding common share.

On January 19, 2006, the Board of Directors declared a cash dividend of $0.14 per common share to all shareholders of record as of January 31, 2006. This dividend was paid on February 15, 2006.

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

In April 2000, the Holding Company issued $25.0 million in subordinated notes payable, with a stated annual coupon rate of 9.25%. Pursuant to the provisions of the notes, the Holding Company is required to first satisfy the interest obligation on the notes, which approximates $2.4 million annually, prior to the authorization and payment of common stock cash dividends. Management of the Holding Company does not believe that this requirement will materially affect its ability to pay dividends to its common shareholders.

In March 2004, the Holding Company issued $72.2 million in trust preferred debt, with a stated annual coupon rate of 7.0%. Pursuant to the provisions of the debt, the Holding Company is required to first satisfy the interest obligation on the debt, which approximates $5.1 million annually, prior to the authorization and payment of common stock cash dividends. Management of the Holding Company does not believe that this requirement will materially affect its ability to pay dividends to its common shareholders.

During the three months ended December 31, 2005, the Holding Company purchased 179,800 shares of its common stock into treasury. These repurchases were made under the Company's Tenth Stock Repurchase Program, which was publicly announced on May 20, 2004. On December 15, 2005, the Company announced its Eleventh Stock Repurchase Program, which authorizes the purchase, at the discretion of management, of up to 1,847,977 shares of its common stock.

A summary of the shares repurchased by month is as follows:

Period	Total Number Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Programs
October 2005	124,700	$13.97	124,700	671,272
November 2005	13,000	14.73	13,000	658,272
December 2005	42,100	14.90	42,100	2,464,149

Item 6. Selected Financial Data

Financial Highlights
(Dollars in Thousands, except per share data)
The consolidated financial and other data of the Company as of and for the years ended December 31, 2005, 2004, 2003 and 2002, the years ended June 30, 2002, and 2001, and the six months ended December 31, 2002 set forth below is derived in part from, and should be read in conjunction with, the Company's audited Consolidated Financial Statements and Notes thereto. The consolidated financial and other data for the year ended December 31, 2002 is unaudited. Amounts as of and for the twelve months ended December 31, 2004, 2003 and 2002, the six months ended December 31, 2002, and the years ended June 30, 2002, and 2001 have been reclassified to conform to the December 31, 2005 presentation.

	At or for the Twelve Months Ended December 31,				At or for the Six Months Ended December 31,	At or for the Twelve Months Ended June 30,
	2005	2004	2003	2002	2002	2002	2001
Selected Financial Condition Data:
Total assets	$3,126,226	$3,377,266	$2,971,661	$2,946,374	$2,946,374	$2,810,132	$2,721,744
Loans, net (1)	2,612,095	2,486,262	2,177,622	2,154,619	2,154,619	2,104,884	1,944,902
Mortgage-backed securities	193,453	519,885	462,737	362,952	362,952	291,488	438,447
Investment securities (2)	74,750	80,750	64,517	140,279	140,279	173,818	139,523
Federal funds sold and other short-term investments	60,014	103,291	95,286	114,291	114,291	76,474	36,619
Goodwill	55,638	55,638	55,638	55,638	55,638	55,638	55,638
Deposits	1,914,772	2,210,049	2,041,678	1,927,175	1,927,175	1,780,034	1,428,432
Borrowings	834,120	809,249	571,675	675,541	675,541	697,717	995,288
Stockholders' equity	291,713	281,721	283,919	265,737	265,737	249,741	227,116
Tangible Stockholders' equity	239,169	229,013	228,026	206,325	206,325	189,827	164,513
Selected Operating Data:
Interest income	$164,195	$163,621	$169,115	$181,914	$90,469	$184,581	$181,648
Interest expense on deposits and Borrowings	77,341	67,776	71,063	91,790	43,278	102,244	114,043
Net interest income	86,854	95,845	98,052	90,124	47,191	82,337	67,605
Provision for losses	340	280	288	240	120	240	740
Net interest income after provision for loan losses	86,514	95,565	97,764	89,884	47,071	82,097	66,865
Non-interest income	10,668	20,513	25,122	19,999	10,765	14,837	9,292
Non-interest expense	40,742	42,407	40,809	38,696	20,368	35,431	35,096
Income before income tax	56,440	73,671	82,077	71,187	37,468	61,503	41,061
Income tax expense	20,230	27,449	30,801	26,565	14,008	22,826	15,821
Net income	$36,210	$46,222	$51,276	$44,622	$23,460	$38,677	$25,240

(1)	Loans, net represents gross loans (including loans held for sale) less net deferred loan fees and allowance for loan losses.

(2)	Amount includes investment in FHLBNY capital stock.

	At or for the Twelve Months Ended December 31,				At or for the Six Months Ended December 31,	At or for the Twelve Months Ended June 30,
	2005	2004	2003	2002	2002	2002	2001
SELECTED FINANCIAL RATIOS AND OTHER DATA (3):
Return on average assets	1.11%	1.38%	1.67%	1.57%	1.62%	1.40%	0.97%
Return on average stockholders' equity	12.65	16.76	18.76	17.65	18.17	16.07	11.67
Stockholders' equity to total assets at end of period	9.33	8.34	9.55	9.02	9.02	8.89	8.34
Tangible equity to tangible assets at end of period	7.78	6.88	7.82	7.15	7.15	6.90	6.19
Loans to deposits at end of period	136.42	113.20	107.39	112.60	112.60	119.11	137.24
Loans to interest-earning assets at end of period	88.82	78.04	77.89	77.85	77.85	79.65	76.13
Net interest spread (4)	2.48	2.77	3.08	2.93	3.07	2.70	2.32
Net interest margin (5)	2.78	3.00	3.36	3.33	3.41	3.12	2.76
Average interest-earning assets to average interest-bearing liabilities	111.88	110.79	111.60	111.64	111.88	110.99	109.33
Non-interest expense to average assets	1.24	1.27	1.33	1.36	1.40	1.28	1.35
Core non-interest expense to average assets (6)	1.24	1.24	1.30	1.28	1.37	1.25	1.14
Efficiency ratio (7)	40.03	36.67	33.05	36.49	36.41	37.29	46.25
Core efficiency ratio (6) (7)	39.98	35.96	32.38	34.44	35.67	36.42	39.08
Effective tax rate	35.84	37.26	37.53	37.32	37.39	37.11	38.53
Dividend payout ratio	54.90	42.97	30.10	25.00	25.81	24.61	33.63
Per Share Data:
Diluted earnings per share	$1.02	$1.28	$1.37	$1.17	$0.62	$1.03	$0.67
Cash dividends paid per share	0.56	0.55	0.41	0.29	0.16	0.25	0.23
Book value per share	7.89	7.58	7.45	6.91	6.91	6.45	5.94
Tangible book value per share	6.47	6.16	5.98	5.36	5.36	4.90	4.30
Asset Quality Ratios and Other Data:
Net charge-offs	$45	$133	$29	$274	$32	$329	$66
Total non-performing loans	958	1,459	525	2,116	2,116	2,123	3,058
Other real estate owned, net	-	-	-	134	134	114	370
Non-performing loans to total loans	0.04%	0.06%	0.02%	0.10%	0.10%	0.10%	0.16%
Non-performing loans and real estate owned to total assets	0.03	0.04	0.02	0.08	0.08	0.08	0.13
Allowance for Loan Losses to:
Non-performing loans	1,647.70%	1,065.32%	2,860.57%	730.53%	730.53%	723.98%	505.53%
Total loans (8)	0.60	0.62	0.68	0.71	0.71	0.72	0.79
Regulatory Capital Ratios: (Bank only)
Tangible capital	9.84%	7.88%	7.97%	7.19%	7.19%	6.91%	6.10%
Leverage capital	9.84	7.88	7.97	7.19	7.19	6.91	6.10
Total risk-based capital	14.30	12.83	15.03	13.17	13.17	12.94	12.57
Earnings to Fixed Charges Ratios (9):
Including interest on deposits	1.73x	2.09x	2.15x	1.78x	1.87x	1.60x	1.36x
Excluding interest on deposits	2.56	3.46	3.50	2.49	2.73	2.16	1.64
Full Service Branches	20	20	20	20	20	20	18

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

The Bank’s primary strategy is generally to increase its household and deposit market shares in the communities which it serves. During the last five operating quarters, however, growth has been restricted as a result of the interest rate environment, which management has deemed unfavorable for significant balance sheet growth. The Bank also generally seeks to increase its product and service utilization for each individual depositor. In addition, the Bank’s primary strategy includes the origination of, and investment in, mortgage loans, with an emphasis on multifamily residential and commercial real estate loans. Recently, the Bank has continued to increase its portfolios of loans secured by commercial real estate, as well as mixed-use properties (typically comprised of ground level commercial units and residential apartments on the upper floors).

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

The net interest spread and net interest margin declined during the year ended December 31, 2005. These declines were attributable to the continued low interest rate environment on loans coupled with increases in short-term interest rates during the year ended December 31, 2005. These conditions resulted in a greater increase in the average cost of interest bearing liabilities than the yield on interest earning assets during the year. In addition, reductions in multifamily residential and commercial real estate loan prepayment fees (as a result of increased interest rates), which declined $4.8 million during the year ended December 31, 2005, reduced the overall level of non-interest income during 2005.

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

Performing Loans

At December 31, 2005, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio. Performing loans are reviewed at least quarterly based upon the premise that there are losses inherent within the loan portfolio that have not been identified as of the review date. The Bank thus calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage and applying it to its performing loans. In deriving the expected loan loss percentage, the Bank generally considers the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multifamily residential, commercial real estate, cooperative apartment, construction or consumer); the underwriting history of the loan (i.e., whether it was underwritten by the Bank or a predecessor institution acquired by the Bank and, therefore, originally subjected to different underwriting criteria); both the current condition and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data to derive the expected loan loss percentages); the level of, and trend in, non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by real estate properties located in the NYC metropolitan area) or specific industry conditions within the portfolio segments. Since these criteria affect the expected loan loss percentages that are applied to performing loans, changes in any of them will effect the amount of the allowance and the provision for loan losses. The Bank applied the process of determining the allowance for loan losses consistently throughout both the years ended December 31, 2005 and 2004.

Classified Loans

Federal regulations and Bank policy require that loans possessing certain weaknesses be classified as Substandard, Doubtful or Loss assets (See "Item 1 -Business -Asset Quality- Classified Assets"). Assets that do not expose the Bank to risk sufficient to justify classification in one of these categories, however, which possess potential weaknesses that deserve management's attention, are designated Special Mention. Loans classified as Special Mention, Substandard or Doubtful are reviewed individually on a quarterly basis by the Bank's Loan Loss Reserve Committee to determine the level of possible loss, if any, that should be provided for within the Bank's allowance for loan losses.

The Bank's policy is to charge-off immediately all balances classified as ''Loss'' and record a reduction of the allowance for loan losses for the full amount of the outstanding loan balance. The Bank applied this process consistently throughout the years ended December 31, 2005 and 2004.

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

Goodwill is accounted for in accordance with SFAS 142, "Goodwill and Other Intangible Assets," which was adopted on July 1, 2001. SFAS 142 eliminated amortization of goodwill and instead requires performance of an annual impairment test at the reporting unit level. As of both July 1, 2001 and December 31, 2005, the Company had goodwill totaling $55.6 million.

The Company identified a single reporting unit for purposes of its goodwill impairment testing. The impairment test is therefore performed on a consolidated basis and compares the Company's market capitalization (reporting unit fair value) to its outstanding equity (reporting unit carrying value). The Company utilizes its closing stock price as reported on the Nasdaq National Market on the date of the impairment test in order to compute market capitalization. The Company has designated the last day of its fiscal year as the annual date for impairment testing. The Company performed its annual impairment test as of December 31, 2005 and concluded that no potential impairment of goodwill existed since the fair value of the Company's reporting unit exceeded its carrying value. No events have occurred, nor circumstances changed, subsequent to December 31, 2005 that would reduce the fair value of the Company's reporting unit below its carrying value. Such events or changes in circumstances would require an immediate impairment test to be performed in accordance with SFAS 142. Differences in the identification of reporting units or the use of valuation techniques can result in materially different evaluations of impairment.

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

Debt securities that are not classified as held-to-maturity, along with all equity securities, are classified as either securities available-for-sale or trading securities. At both December 31, 2005 and 2004, the Company had no trading securities. Unrealized holding gains or losses on debt and equity securities available-for-sale are excluded from net income and reported net of income taxes as other comprehensive income or loss. The Company conducts periodic reviews and evaluations of its securities portfolio taking into account the severity and duration of an unrealized loss, as well as management's intent with regard to the securities, in order to determine if a decline in market value of any security below its carrying value is other than temporary. If such decline is deemed other than temporary, the carrying amount of the security is adjusted through a valuation allowance, with an applicable charge recorded in the Company's statement of operations. For the periods ended December 31, 2005 and 2004, there were no other than temporary impairments in the securities portfolio.

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

Liquidity and Capital Resources

The Bank's primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security maturities and redemptions, FHLBNY Advances and borrowings in the form of REPOS entered into with various financial institutions, including the FHLBNY. The Bank also sells selected multifamily residential and commercial real estate loans to FNMA, and long-term, one- to four-family residential real estate loans to either FNMA or SONYMA. The Company may additionally issue debt under appropriate circumstances. Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposits flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

The Bank gathers deposits in direct competition with commercial banks, savings banks, internet banks and brokerage firms, many among the largest in the nation. It must additionally compete for deposit monies against the stock and bond markets, especially during periods in which these markets achieve strong performance. The Bank's deposit flows are affected primarily by the pricing and marketing of its deposit products compared to its competitors, as well as the market performance of depositor investment alternatives such as the U.S. bond or equity markets. To the extent that the Bank is responsive to general market increases or declines in interest rates, its deposit flows should not be materially impacted. However, favorable performance of the equity or bond markets could adversely impact the Bank’s deposit flows.

Deposits decreased $295.3 million during the year ended December 31, 2005, compared to an increase of $168.4 million during the year ended December 31, 2004. During both the second half of 2004 and the year ended December 31, 2005, while short-term interest rates were steadily increasing, the Bank, primarily in order to control its overall cost of deposits, elected to maintain the non-promotional interest rates offered on its various deposit accounts at or near their existing levels. As a result, deposit attrition increased during this time period (especially in the case of promotional money market deposits that reached the end of their promotional offering rates) and exceeded the level of new deposits gathered through ongoing promotional programs. Money market deposits thus declined $284.1 million during the year ended December 31, 2005. Partially offsetting the decline in money market accounts was an increase in CDs of $18.6 million, as a portion of money market balances migrated to CDs as interest rates became more attractive. The increase in deposits during the year ended December 31, 2004 reflected increased marketing efforts that helped generate additional balances in CDs and core (i.e., non-CD) deposit accounts. Successful CD promotional campaigns implemented during the year ended December 31, 2004 resulted in CD growth of $159.6 million during the period.

In order to both replace liquidity lost by the attrition of deposits and reduce the overall level of interest rate risk associated with its assets, the Company sold $36.9 million of investment securities and $236.9 million of MBS available-for-sale during the quarter ended June 30, 2005. The securities sold had an average yield of 3.62% and an average estimated duration of 2.4 years upon their disposition.

During the year ended December 31, 2005, principal repayments totaled $358.5 million on real estate loans and $89.1 million on MBS. During the year ended December 31, 2004, principal repayments totaled $557.1 million on real estate loans and $206.5 million on MBS. The decrease in principal repayments on loans and MBS resulted from a reduction in borrower refinance activities associated with mortgage-related assets as a result of increases in interest rates during 2005. The decrease in principal repayments on MBS additionally reflected the reduction in their balance due to the sale of securities during the year ended December 31, 2005.

Since December 2002, the Bank has originated and sold multifamily residential mortgage loans in the secondary market to FNMA while retaining servicing and generating fee income while it services the loan. The Bank underwrites these loans using its customary underwriting standards, funds the loans, and sells them to FNMA at agreed upon pricing. Typically, the Bank seeks to sell loans with terms to maturity or repricing in excess of seven years from the origination date since it does not desire to retain such loans in portfolio as a result of the heightened interest rate risk they possess. Under the terms of the sales program, the Bank is required to retain a portion of the associated credit risk. Once established, such amount continues to increase as long as the Bank continues to sell loans to FNMA under the program. The Bank retains this exposure until the portfolio of loans sold to FNMA is satisfied in its entirety or the Bank funds claims by FNMA for the maximum loss exposure. During the years ended December 31, 2005 and 2004, the Bank sold FNMA $106.7 million and $164.9 million of loans, respectively, pursuant to this program. During the years ended December 31, 2005 and 2004, the Company, based upon market conditions prevailing at the time, elected to sell previously originated loans to FNMA to reduce future interest rate risk on its balance sheet.

In furtherance of the Bank's strategy to limit asset growth during the year ended December 31, 2005, no new REPO borrowings were undertaken during the period. During the year ended December 31, 2004, REPOS increased $193.0 million. During the year ended December 31, 2004, the Company added REPO borrowings with an average maturity of 1.9 years and a weighted average interest cost of 2.29% in order to fund securities purchases. FHLBNY Advances increased $25.0 million during the year ended December 31, 2005, and declined $27.5 million during the year ended December 31, 2004. During the year ended December 31, 2004, management utilized REPOS and deposits as the primary sources for funding asset growth. In December 2005, management undertook an additional $25.0 million FHLBNY Advance for general business purposes as deposit attrition exceeded expected levels during the fourth quarter of 2005.

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

In the event that the Bank should require funds beyond its ability to generate them internally, an additional source of funds is available through use of its borrowing line at the FHLBNY. At December 31, 2005, the Bank had an additional potential borrowing capacity of $416.7 million available should it purchase the minimum required level of FHLBNY common stock (i.e., 4.5% of its outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by the OTS, which, as a general matter, are based on the amount and composition of an institution's assets. At December 31, 2005, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Bank uses its liquidity and capital resources primarily for the origination of real estate loans and the purchase of mortgage-backed and other securities. During the year ended December 31, 2005 and 2004, real estate loan originations totaled $574.2 millon and $1.01 billion, respectively. Purchases of investment securities (excluding short-term investments and federal funds sold) and MBS, which were $428.3 million during the year ended December 31, 2004, totaled $53.5 million for the year ended December 31, 2005. The decrease in both loan origination levels and investment purchases during the year ended December 31, 2005 reflected management's decision to temporarily forego asset growth (including interest earning assets) while medium and long-term interest rates remained at historically low levels. Additionally contributing to the decrease in loan originations were increases in interest rates during both the second half of 2004 and the year ended December 31, 2005 which resulted in a decline in loan refinance activity during the year ended December 31, 2005 compared to the year ended December 31, 2004.

During the year ended December 31, 2005, the Holding Company repurchased 801,384 shares of its common stock into treasury. All shares repurchased were recorded at the acquisition cost, which totaled $12.2 million during the period. As of December 31, 2005, up to 2,464,149 shares remained available for purchase under authorized share purchase programs. Based upon the $14.61 per share closing price of its common stock as of December 31, 2005, the Holding Company would utilize $36.0 million in order to purchase all of the remaining authorized shares. For the Holding Company to complete these share purchases, it will likely require dividend distributions from the Bank.

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

The Bank is obligated under leases for certain rental payments due on its branches and equipment. A summary of borrowings and lease obligations at December 31, 2005 is as follows:

	Payments Due By Period
Contractual Obligations	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at December 31, 2005
	(Dollars in thousands)
CDs	$794,263	$157,986	$26,336	$-	$978,585
Weighted average interest rate of CD's	3.44%	3.36%	3.70%	-%	3.44%
Borrowings	$355,000	$85,000	$111,455	$282,665	$834,120
Weighted average interest rate of borrowings	4.47%	4.04%	4.75%	4.76%	4.56%
Operating lease obligations	$1,146	$2,117	$1,860	$4,654	$9,777
Minimum data processing system obligation	$688	$1,377	$1,377	$229	$3,671

Off-Balance Sheet Arrangements

The Bank implemented a program in December 2002 to originate and sell multifamily residential mortgage loans in the secondary market to FNMA while retaining servicing. The Bank is required to retain a recourse obligation on all loans sold under this program, which will remain in effect until either the entire portfolio of loans sold to FNMA is satisfied or the Bank funds claims by FNMA for the full balance of the recourse obligation.

In addition, as part of its loan origination business, the Bank has outstanding commitments to extend credit to third parties, which are subject to strict credit control assessments. Since many of these loan commitments expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at December 31, 2005
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$58,807	$-	$-	$-	$58,807
Other loan commitments	55,353	-	-	-	55,353
Recourse obligation on loans sold to FNMA	15,564	-	-	-	15,564
Total Credit Commitments	$129,724	$-	$-	$-	$129,724

Analysis of Net Interest Income

The Company's profitability, like that of most banking institutions, is dependent to a significant extent upon net interest income, which is the difference between interest income on interest-earnings assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits or borrowings. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned or paid on them. The following tables set forth certain information relating to the Company's consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods indicated. Average balances are derived from daily balances. The yields and costs include fees that are considered adjustments to yields. All significant changes in average balances and interest income or expense are discussed in the comparison of operating results commencing on page 46.

	For the Year Ended December 31,
		2005			2004			2003
	(Dollars in Thousands)
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Real estate loans (1)	$2,533,205	$142,943	5.64%	$2,393,862	$138,720	5.79%	$2,189,747	$145,704	6.65%
Other loans	2,369	196	8.27	3,325	235	7.07	3,609	273	7.56
Investment securities (2)	68,315	2,602	3.81	47,384	1,745	3.68	61,352	2,361	3.85
Mortgage-backed securities	324,002	11,699	3.61	618,471	21,091	3.41	511,848	17,984	3.51
Other	197,891	6,755	3.41	129,570	1,830	1.41	148,908	2,793	1.88
Total interest-earning assets	3,125,782	$164,195	5.25%	3,192,612	$163,621	5.12%	2,915,464	$169,115	5.80%
Non-interest earning assets	150,765			159,580			148,747
Total assets	$3,276,547			$3,352,192			$3,064,211

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW, Super Now accounts	$40,625	$408	1.00%	$41,535	$410	0.99%	$33,055	$344	1.04%
Money Market accounts	611,673	9,773	1.60	806,582	11,745	1.46	682,277	10,740	1.57
Savings accounts	351,827	1,943	0.55	367,746	1,938	0.53	368,451	2,405	0.65
Certificates of deposit	982,030	28,934	2.95	939,682	23,780	2.53	872,568	24,732	2.83
Borrowed Funds	807,800	36,283	4.49	726,083	29,903	4.12	656,187	32,842	5.00
Total interest-bearing liabilities	2,793,955	$77,341	2.77%	2,881,628	$67,776	2.35%	2,612,538	$71,063	2.72%
Checking accounts	94,541			93,845			89,389
Other non-interest-bearing liabilities	101,889			100,926			89,029
Total liabilities	2,990,385			3,076,399			2,790,956
Stockholders' equity	286,162			275,793			273,255
Total liabilities and stockholders' equity	$3,276,547			$3,352,192			$3,064,211
Net interest spread (3)			2.48%			2.77%			3.08%
Net interest income/ interest margin (4)		$86,854	2.78%		$95,845	3.00%		$98,052	3.36%
Net interest-earning assets	$331,827			$310,984			$302,926
Ratio of interest-earning assets to interest-bearing liabilities			111.88%			110.79%			111.60%

(1) In computing the average balance of real estate loans, non-performing loans have been included. Interest income includes loan fees as defined under SFAS 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17."

(2) Includes interest-bearing deposits in other banks.

(3) Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4) The interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis. The following table represents the extent to which variations in interest rates and the volume of interest-earning assets and interest-bearing liabilities have affected interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) variances attributable to fluctuations in volume (change in volume multiplied by prior rate), (ii) variances attributable to rate (changes in rate multiplied by prior volume), and (iii) the net change. Variances attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Year Ended December 31, 2005 Compared to Year Ended December 31, 2004 Increase/ (Decrease) Due to			Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 Increase/ (Decrease) Due to			Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 Increase/ (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:	(Dollars in Thousands)
Real Estate Loans	$7,945	$(3,722)	$4,223	$12,715	$(19,699)	$(6,984)	$4,570	$(15,288)	$(10,718)
Other loans	(74)	35	(39)	(20)	(18)	(38)	21	(21)	-
Investment securities	783	74	857	(525)	(91)	(616)	(2,278)	(270)	(2,548)
Mortgage-backed securities	(10,336)	944	(9,392)	3,683	(576)	3,107	7,655	(6,466)	1,189
Other	1,650	3,275	4,925	(313)	(650)	(963)	461	(1,183)	(722)
Total	$(32)	$606	$574	$15,540	$(21,034)	$(5,494)	$10,429	$(23,228)	$(12,799)
Interest-bearing liabilities:
NOW and Super Now accounts	$(8)	$6	$(2)	$86	$(20)	$66	$38	$(50)	$(12)
Money market accounts	(2,970)	998	(1,972)	1,857	(852)	1,005	2,783	(3,884)	(1,101)
Savings accounts	(77)	82	5	(15)	(452)	(467)	44	(1,899)	(1,855)
Certificates of deposit	1,140	4,014	5,154	1,784	(2,736)	(952)	3,656	(6,602)	(2,946)
Borrowed funds	3,529	2,851	6,380	3,167	(6,106)	(2,939)	(4,544)	(10,269)	(14,813)
Total	1,614	7,951	9,565	6,879	(10,166)	(3,287)	1,977	(22,704)	(20,727)
Net change in net interest income	$(1,646)	$(7,345)	$(8,991)	$8,661	$(10,868)	$(2,207)	$8,452	$(524)	$7,928

Comparison of Financial Condition at December 31, 2005 and December 31, 2004

Assets. Assets totaled $3.13 billion at December 31, 2005, a decrease of $251.0 million from total assets of $3.38 billion at December 31, 2004. The decline in assets was experienced primarily in MBS available-for-sale, which decreased $326.0 million during the period, principally as a result of the sale of $236.9 million of MBS available-for-sale (see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources") and MBS principal payments received totaling $89.0 million. In addition, federal funds sold and other short-term investments declined $43.3 million, as the Bank utilized a portion of these short-term assets in order to provide operational liquidity while deposit funding was declining.

Partially offsetting the decline in MBS and federal funds sold and other short-term investments during the year ended December 31, 2005, was an increase of $115.0 million in real estate loans. The increase was attributable to originations of $574.2 million during the period, as interest rates offered on new loans continued to stimulate origination activity, that were partially offset by amortization of $358.3 million and sales to FNMA of $108.2 million.

Liabilities. Total liabilities decreased $261.0 million during the year ended December 31, 2005. Deposits declined $295.3 million during the period, which was partially offset by an increase of $25.0 million in FHLBNY Advances. (See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of deposit activity).

Stockholders' Equity. Stockholders' equity increased $10.0 million during the year ended December 31, 2005, due to net income of $36.2 million, common stock issued in fulfillment of stock option exercises totaling $2.3 million, tax benefits on stock options exercised totaling $2.3 million, and an increase to equity of $1.4 million related to amortization of the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Affiliates ("ESOP") and the Recognition and Retention Plan for Outside Directors, Officers and Certain Employees of Dime Community Bancshares, Inc. ("RRP") stock benefit plans. The ESOP and RRP possess investments in the Holding Company's common stock that are recorded as reductions in stockholders' equity ("Contra Equity Balances"). As compensation expense is recognized on the ESOP and RRP, the Contra Equity Balances are reduced, resulting in an increase to their respective equity balances. This increase to equity offsets the decline in the Company's retained earnings related to the periodic recorded ESOP and RRP expenses.

Offsetting the increase to stockholders' equity during the year ended December 31, 2005 were cash dividends of $19.9 million and treasury stock repurchases of $12.2 million during the period, along with an increase in the other comprehensive loss of $100,000 resulting primarily from the addition of a minimum pension liability of $276,000 during the period.

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

Real estate loans (including loans held for sale) increased $306.9 million during the year ended December 31, 2004. During the year ended December 31, 2004, real estate loan originations totaled $1.01 billion, of which $962.5 million were multifamily residential and commercial real estate loans. Real estate loan origination levels were driven by the continuation of the low interest rate environment during the period January through December 2004. Offsetting the growth in real estate loans from originations were principal repayments totaling $557.1 million during the year ended December 31, 2004. Principal repayments, which include both regular amortization and prepayments, totaled $972.6 million during the year ended December 31, 2003. The decline reflected a reduction in overall loan refinancing activity during the period as the record level of loan refinancing during 2003 significantly reduced the total population of loans likely to refinance in future years.

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

Stockholders' Equity. Stockholders' equity decreased $2.2 million during the year ended December 31, 2004, due to the repurchase of $38.2 million of treasury stock, a net decrease in accumulated other comprehensive income or loss of $2.4 million, and the payment of cash dividends of $19.8 million during the period. These reductions in stockholders' equity were partially offset by net income of $46.2 million, an increase to stockholders' equity of $9.4 million related to the issuance of common stock for the exercise of stock options and tax benefits associated with both the 1996 Stock Option Plans for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc. (the "1996 Stock Option Plan") and the 2001 Stock Option Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc. (the "2001 Stock Option Plan" and collectively the "Stock Option Plans") and the RRP, and an increase to equity of $2.6 million related to amortization of the ESOP and RRP stock benefit plans. Both the ESOP and RRP have investments in the Holding Company's common stock that are recorded as Contra Equity Balances. As compensation expense is recognized on the ESOP and RRP, the Contra Equity Balances are reduced, resulting in an increase to their respective equity balances. This increase to equity offsets the decline in the Company's retained earnings related to the periodic ESOP and RRP expenses that are recorded. The stockholders' equity component of other comprehensive income decreased $2.4 million during the year ended December 31, 2004 as a result of a decline in the net unrealized gain on investment and mortgage-backed securities available for sale that was attributable to increases in short-term interest rates during 2004.

Comparison of the Operating Results for the Year Ended December 31, 2005 and 2004

General. Net income was $36.2 million during the year ended December 31, 2005, a decrease of $10.0 million from net income of $46.2 million during the year ended December 31, 2004. During the comparative period, net interest income decreased $9.0 million, non-interest income decreased $9.8 million and non-interest expense decreased $1.7 million, resulting in a decline in income before income tax of $17.2 million. Income tax expense decreased $7.2 million as a result of the decline in income before income tax.

Net Interest Income. Net interest income for the year ended December 31, 2005 decreased $9.0 million, to $86.9 million, from $95.9 million during the year ended December 31, 2004. The decrease was attributable to an increase of $9.6 million in interest expense that was partially offset by an increase of $574,000 in interest income. The net interest spread decreased 29 basis points, from 2.77% for the year ended December 31, 2004 to 2.48% for the year ended December 31, 2005, and the net interest margin decreased 22 basis points, from 3.00% to 2.78% during the same period.

The decrease in both the net interest spread and net interest margin reflected an increase of 42 basis points in the average cost of interest bearing liabilities, due primarily to: (i) borrowings, which possess a higher average cost than deposits, becoming a higher percentage of the overall composition of the Bank's funding as a result of a runoff in deposit balances during the period (see "Interest Expense" below), and (ii) increases in the average cost of money market deposits, CDs and borrowings of 14 basis points, 42 basis points and 37 basis points, respectively, during the comparative period, reflecting increases in short-term interest rates during 2005.

Partially offsetting the increase in the average cost of interest bearing liabilities was an increase of 13 basis points in the average yield on interest earning assets during the year ended December 31, 2005 compared to the year ended December 31, 2004. This increase resulted primarily from a shift in the composition of interest earning assets to a higher percentage of real estate loans (the Bank's highest yielding interest earning asset), as well as increases in interest rates during 2005 that favorably impacted the yield on loans, investment securities and MBS added during the year.

Interest Income. Interest income was $164.2 million during the year ended December 31, 2005, an increase of $574,000 from $163.6 million during the year ended December 31, 2004. Interest income on real estate loans, investment securities and other short-term investments increased by $4.2 million, $857,000 and $4.9 million, respectively, during the comparative period. Partially offsetting these increases was a decline of $9.4 million in interest income on MBS.

The increase in interest income on real estate loans and investment securities resulted primarily from growth in their average balances of $139.3 million and $20.9 million, respectively, during the year ended December 31, 2005 compared to the year ended December 31, 2004. The growth in the average balance of real estate loans reflected real estate loan originations of $574.2 million during the year ended December 31, 2005, which were partially offset by principal repayments and loan sales during the period.

Partially offsetting the increase in interest income on real estate loans that resulted from growth in their average balance was a decline in their average yield of 15 basis points during the year ended December 31, 2005 compared to the year ended December 31, 2004, due to continued loan satisfaction, prepayment and refinancing activities during the year ended December 31, 2005. Since the average interest rate on the loans that satisfied, prepaid and/or refinanced during this period was higher than the average yield on the remaining loan portfolio, the average yield on real estate loans declined throughout the period. Long-term interest rates, from which the interest rates on loan originations are derived, did not increase proportionally to the increases in short-term interest rates that occurred during the year ended December 2005, and remained near historically low levels during the year ended December 31, 2005.

The increase in the average balance of investment securities reflected the purchase of investment securities available-for-sale totaling $52.0 million during the year ended December 31, 2005. The average yield on investment securities increased 13 basis points during the year ended December 31, 2005 compared to the year ended December 31, 2004 due to increases in short-term interest rates during 2005. Since the Company's investment securities portfolio is predominantly short and medium-term in nature, its overall yield was favorably impacted by the increases in interest rates.

The increase in interest income on federal funds and other short term investments resulted from an increase of 200 basis points in their average yield, reflecting an increase of 200 basis points in short-term interest rates during 2005, and an increase of $68.3 million in their average balance due to management's decision to maintain a higher level of federal funds sold and other short-term investments during a period of rising short-term interest rates and flat or minimally rising long-term interest rates.

The decline in interest income on MBS during the year ended December 31, 2005 compared to the year ended December 31, 2004 resulted from a decreased average balance of $294.5 million (resulting from both the sale of $237.3 million of MBS and principal repayments of $89.1 million during the year ended December 31, 2005) that was partially offset by an increase of 20 basis points in average yield during the year ended December 31, 2005 compared to the year ended December 31, 2004 (resulting from increases in short -term interest rates during 2005).

Interest Expense. Interest expense increased $9.6 million, to $77.3 million, during the year ended December 31, 2005, from $67.7 million during the year ended December 31, 2004. The growth in interest expense resulted primarily from increases of $6.4 million and $5.2 million in interest expense on borrowings and CDs, respectively.

During the year ended December 31, 2005 compared to the year ended December 31, 2004, the average balance of borrowings increased $81.7 million as a result of the effects upon the computation of average balance of $192.9 million of REPOS and a $72.2 million trust preferred borrowing that were added during 2004 and remained outstanding throughout the entire year ended December 31, 2005. The average cost of borrowed funds increased 37 basis points during the year ended December 31, 2005 compared to the year ended December 31, 2004 due to the replacement of maturing low cost short-term borrowings while short-term interest rates rose during the year ended December 31, 2005.

The increase in interest expense on CDs resulted from both an increase in their average cost of 42 basis points and an increase in their average balance of $42.3 million during the comparative period. The increase in average cost resulted from increases in short-term interest rates during the year ended December 31, 2005, as a great majority of the Bank's CDs outstanding at December 2004 matured during this period. The increase in average balance of CDs reflected $18.6 million of CDs added during the year ended December 31, 2005, as a portion of the Bank's non-promotional interest rate money market depositors elected to move their balances into CDs as interest rates offered on CDs became more attractive compared to money markets.

Partially offsetting the increase in interest expense on CDs and borrowings was a decline of $2.0 million in interest expense on money market accounts. This resulted from a decrease of $194.9 million in their average balance during the year ended December 31, 2005 compared to the year ended December 31, 2004, that was partially offset by an increase of 14 basis points in their average cost during the period. Since management of the Bank elected to maintain the non-promotional interest rates offered on money markets constant during a period of rising short-term interest rates, the Bank experienced an above average level of attrition in non-promotional money market accounts, the majority of which flowed out of the Bank and into other financial institutions or Bank CDs (See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). This resulted in a decline in the overall average balance of money market accounts during the year ended December 31, 2005 compared to the year ended December 31, 2004.

Provision for Loan Losses. The provision for loan losses was $340,000 during the year ended December 31, 2005, compared to $280,000 for the year ended December 31, 2004 (See "Part I - Item 1 - Business - Allowance for Loan Losses").

Non-Interest Income. Non-interest income decreased $9.8 million, to $10.7 million, during the year ended December 31, 2005, from $20.5 million during the year ended December 31, 2004.

During the year ended December 31, 2005, the Company recorded a net loss of $5.2 million on the sale of investment securities and MBS (See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). During the year ended December 31, 2004, the Company recorded net gains of $377,000 on the sale of investment and mortgage-backed securities.

The decline in non-interest income further resulted from decreased prepayment fee income (included in other non-interest income) of $4.8 million caused by a decrease in refinancings driven by the increases in interest rates during 2005. Although refinancings and prepayments declined during this period, they continued to remain above their historical averages during the year ended December 31, 2005.

Service charges and other fees declined $329,000 during the year ended December 31, 2005 compared to the year ended December 31, 2004, due primarily to a reduction of $651,000 in retail deposit fees, reflecting both reduced customer fee-based activities and competitive fee policies implemented in the local market.

Non-Interest Expense. Non-interest expense was $40.7 million during the year ended December 31, 2005, a decrease of $1.7 million from the year ended December 31, 2004.

The benefit costs associated with the ESOP and RRP declined $1.3 million during the comparative period due to both a reduction in the level of allocated shares during the year ended December 31, 2005, (attributable to a decrease in the anticipated loan principal repayment to be made on the underlying ESOP borrowing that became effective January 1, 2005), along with a reduction in the average price of the Company's common stock (from which the recorded ESOP expense is derived).

Salaries and employee benefits increased $836,000 during the year ended December 31, 2005 compared to the year ended December 31, 2004, reflecting both additional staffing and general salary increases during the year ended December 31, 2005, offset by a reduction to expense related to the Benefit Maintenance Plan of Dime Community Bancshares, Inc. ("BMP"), reflecting management's decision to forego the defined contribution portion of BMP benefits earned in 2005.

Data processing costs decreased $631,000 during the comparative period due to cost savings associated with the new data systems implemented in November 2004.

Other expenses declined $682,000 during the year ended December 31, 2005 compared to the year ended December 31, 2004, due primarily to the reduction of $777,000 in the core deposit intangible expense associated with the Company's 1999 acquisition of Financial Bancorp, Inc., which fully amortized in January 2005.

Income Tax Expense. Income tax expense decreased $7.2 million during the year ended December 31, 2005 compared to the year ended December 31, 2004, due primarily to a decline of $17.2 million in income before income tax. A decline in the effective tax rate to 36% during the year ended December 31, 2005 compared to 37% during the year ended December 31, 2004 resulted from the tax impact of the loss recorded from the sale of investment and mortgage backed securities during the quarter ended June 30, 2005.

Comparison of the Operating Results for the Years Ended December 31, 2004 and 2003

General. Net income was $46.2 million during the year ended December 31, 2004, a decrease of $5.1 million from net income of $51.3 million during the year ended December 31, 2003. During this comparative period, net interest income decreased $2.2 million, non-interest income decreased $4.6 million and non-interest expense increased $1.6 million, resulting in a decline in income before income taxes of $8.4 million. Income tax expense decreased $3.4 million as a result of the reduced income before income taxes.

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

During the year ended December 31, 2004 compared to the year ended December 31, 2003, the average cost of CDs, the next largest component of interest expense during the 2004 period, declined by 30 basis points, while their average balance increased by $67.1 million. The combination of these two events resulted in a reduction in interest expense of $952,000 during the year ended December 31, 2004 compared to the year ended December 31, 2003. The decline in interest rates offered on CDs reflected the continued low level of interest rates paid during the period January 1, 2002 through December 31, 2004, which was not materially impacted by the increase in short-term interest rates that occurred during the period June through December 2004. The increase in the average balance of CDs during the year ended December 31, 2004 compared to the year ended December 31, 2003 resulted from new promotional CDs added during the year ended December 31, 2004.

The average cost of savings accounts declined by 12 basis points during the comparative period, resulting in a $467,000 reduction in interest expense. The decline in average cost reflected reductions in interest rates paid by the Bank as a result of the overall interest rate environment in effect during 2004, which was not materially impacted by the increase in short-term interest rates that occurred during the period June through December 2004.

Interest expense on money market accounts increased $1.0 million during the year ended December 31, 2004 compared to the year ended December 31, 2003, due to an increase in average balance of $124.3 million during the period. The increase in average balance reflected successful deposit gathering promotions during the period July 1, 2003 to September 30, 2004. Partially offsetting the increase was a decline in the average cost of money market accounts of 11 basis points, reflecting reductions in interest rates paid by the Bank as a result of the overall low interest rate environment in effect during 2004, which was not materially impacted by the increase in short-term interest rates from June 2004 through December 2004.

    Provision for Loan Losses. The provision for loan losses was approximately $280,000 during both the years ended December 31, 2004 and 2003 . (See "Item 1. Business - Allowance for Loan Losses")

Non-Interest Income. Non-interest income decreased $4.6 million, to $20.5 million, during the year ended December 31, 2004, from $25.1 million during the year ended December 31, 2003. The decline resulted primarily from decreased prepayment fee income of $5.6 million, due to a decrease in refinancing driven by the significant levels of refinancing that occurred during 2003, as well as increases in interest rates during the second half of 2004. The decline in prepayment fee income was partially offset by an increase of $1.0 million in the net gain recorded on the sale of loans, investment securities and MBS.

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

Occupancy and equipment expenses increased $159,000 due to increased maintenance and utility costs and increased depreciation expense associated with acquired furniture and fixtures.

Income Tax Expense. Income tax expense decreased $3.4 million during the year ended December 31, 2004 compared to the year ended December 31, 2003, due primarily to a decline of $8.4 million in income before income tax. The effective tax rate approximated 37.5% during both the years ended December 31, 2004 and 2003.

Comparison of the Operating Results for the Year Ended December 31, 2003 and the Unaudited Year Ended December 31, 2002

General. Net income was $51.3 million during the year ended December 31, 2003, an increase of $6.7 million over net income of $44.6 million during the year ended December 31, 2002. During this comparative period, net interest income increased $7.9 million, non-interest income increased $5.1 million and non-interest expense increased $2.1 million, resulting in increased income before income tax of $10.9 million. Income tax expense increased $4.2 million as a result of the increased income before income tax.

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

Income Tax Expense. Income tax expense increased $4.2 million during the year ended December 31, 2003 compared to the year ended December 31, 2002, due primarily to an increase of $10.9 million in income before income tax.

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of operations. Unlike industrial companies, nearly all of the Company's consolidated assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on the Company's consolidated performance than do the effects of general levels of inflation. Interest rates do not necessarily fluctuate in the same direction or to the same extent as the price of goods and services.

Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS 154, "Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20, 'Accounting Changes,' and FASB Statement No. 3, 'Reporting Accounting Changes in Interim Financial Statements.'" SFAS 154 requires retrospective application to previous financial statements of changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative impact of change. SFAS 154 additionally requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 further requires that a change in the depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was issued. The adoption of SFAS 154 is not expected to have a material impact upon the Company's consolidated financial condition or results of operations.

In November 2005, the FASB issued FASB Staff Position ("FSP") SFAS Nos. 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." This FSP addresses the determination of the time that an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." This FSP nullifies certain requirements of Emerging Issue Task Force Issue ("EITF") No. 03-1 " The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and supersedes EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment Upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." This FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this FSP is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2005, the FASB issued FSP Statement of Position 94-6-1, "Terms of Loan Products that May Give Rise to a Concentration of Credit Risk."("FSP SOP 94-6-1"). FSP SOP 94-6-1 addresses (i) the circumstances under which the terms of loan products give rise to a concentration of credit risk and (ii) the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The FSP is intended to emphasize the requirement to assess the adequacy of disclosures for all lending products (including both secured and unsecured loans) and the effect of changes in market or economic conditions on the adequacy of those disclosures. The FSP indicates that possible shared characteristics for determining concentration of credit risk include borrowers subject to significant payment increases, loans with terms that permit negative amortization, interest only loans, loans with interest rates that increase significantly over the term of the loan and loans with high loan-to-value ratios. The guidance for determining concentrations of credit risk is effective for interim and annual periods ending after December 19, 2005. Based upon both the real estate and interest rate market conditions prevalent at the time of adoption, FSP SOP 94-6-1 did not have a material impact on the Company’s consolidated financial statements upon adoption.

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

The largest component of the Bank's interest earning assets, real estate loans, derives its current market rate primarily from either the FHLBNY five-year borrowing rate or the one- or three-year constant maturity Treasury index. As a result, the Bank's interest earning assets are most sensitivity to these benchmark interest rates. Since the majority of the Bank's interest bearing liabilities mature within one year, its interest bearing liabilities are most sensitive to fluctuations in short-term interest rates.

Neither the Holding Company nor the Bank are subject to foreign currency exchange or commodity price risk. In addition, the Company owned no trading assets, nor did it engage in any hedging transactions utilizing derivative instruments (such as interest rate swaps and caps) or embedded derivative instruments that required bifurcation during the years ended December 31, 2005 or 2004. In the future, the Company may, with appropriate Board approval, engage in hedging transactions utilizing derivative instruments.

Since a majority of the Company's consolidated interest-earning assets and interest-bearing liabilities are located at the Bank, virtually all of the interest rate risk exposure exists at the Bank level. As a result, all of the significant interest rate risk management procedures are performed at the Bank level. The Bank's interest rate risk management strategy is designed to limit the volatility of net interest income and preserve capital over a broad range of interest rate movements and has the following three primary components.

Assets. The Bank's largest single asset type is the adjustable-rate multifamily residential loan. Multifamily residential loans typically carry shorter average terms to maturity than one- to four-family residential loans, thus significantly reducing the overall level of interest rate risk. Approximately 80% of multifamily residential loans originated during the twelve months ended December 31, 2005 were adjustable rate, with repricing typically occurring after five or seven years, compared to approximately 85% during the twelve months ended December 31, 2004. In addition, the Bank has sought to include in its portfolio various types of adjustable-rate one- to four-family loans and adjustable and floating-rate investment securities, which generally have repricing terms of three years or less. At December 31, 2005, adjustable-rate real estate and consumer loans totaled $2.14 billion, or 68.6% of total assets, and adjustable-rate investment securities (CMOs, REMICs, MBS issued by GSEs and other securities) totaled $23.0 million, or 0.7% of total assets. At December 31, 2004, adjustable-rate real estate and consumer loans totaled $2.00 billion, or 59.4% of total assets, and adjustable-rate investment securities (CMOs, REMICs, MBS issued by GSEs and other securities) totaled $23.1 million, or 0.7% of total assets.

Deposit Liabilities. As a traditional community-based savings bank, the Bank is largely dependent upon its base of competitively priced core deposits to provide stability on the liability side of the balance sheet. The Bank has retained many loyal customers over the years through a combination of quality service, convenience, and a stable and experienced staff. Core deposits, at December 31, 2005, were $936.2 million, or 48.9% of total deposits. The balance of CDs as of December 31, 2005 was $978.6 million, or 51.1% of total deposits, of which $794.3 million, or 81.2%, were to mature within one year. The weighted average maturity of the Bank's CDs at December 31, 2005 was 6.9 months compared to 9.0 months at December 31, 2004. While the Bank generally prices its CDs in an effort to encourage the extension of the average maturities of deposit liabilities beyond one year, the decline in the average maturity of CDs during the year ended December 31, 2005 reflected customer recognition that short-term interest rates were at historically low levels and were increasing during the period.

Wholesale Funds. The Bank is a member of the FHLBNY, which provided the Bank with a borrowing line of up to $928.2 million at December 31, 2005.  The Bank borrows from the FHLBNY for various purposes. At December 31, 2005, the Bank had outstanding Advances of $531.5 million with the FHLBNY.

The Bank has authority to accept brokered deposits as a source of funds. The Bank had no outstanding brokered deposits at either December 31, 2005 or December 31, 2004.

Interest Sensitivity Gap

The Bank regularly monitors its interest rate sensitivity through the calculation of an interest sensitivity gap. The interest sensitivity gap is the difference between the amount of interest-earning assets and interest-bearing liabilities anticipated to mature or reprice within a specific period. The interest sensitivity gap is considered positive when the amount of interest-earning assets anticipated to mature or reprice within a specified time frame exceeds the amount of interest-bearing liabilities anticipated to mature or reprice within the same period. Conversely, the interest sensitivity gap is considered negative when the amount of interest-bearing liabilities anticipated to mature or reprice within a specific time frame exceeds the amount of interest-earning assets anticipated to mature or reprice within the same period. In a rising interest rate environment, an institution with a positive interest sensitivity gap would generally be expected, absent the effects of other factors, to experience a greater increase in the yields of its assets relative to the costs of its liabilities and thus an increase in its net interest income, whereas an institution with a negative interest sensitivity gap would generally be expected to experience a decline in net interest income. Conversely, in a declining interest rate environment, an institution with a positive interest sensitivity gap would generally be expected, absent the effects of other factors, to experience a greater decline in the yields of its assets relative to the costs of its liabilities and thus a decrease in its net interest income, whereas an institution with a negative interest sensitivity gap would generally be expected to experience an increase in net interest income.

The following table sets forth the amounts of the Company's consolidated interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005 which are anticipated, based upon certain assumptions, to reprice, prepay or mature in each of the time periods shown. Except as stated below, the amounts of assets and liabilities shown repricing or maturing during a particular period reflect the earlier of term to repricing or maturity of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities which existed at December 31, 2005 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and selected subsequent time intervals. For purposes of presentation in the table, the Bank utilized its historical deposit attrition experience ("Deposit Decay Rate") for savings accounts, which it believes to be the most accurate measure. For NOW, Super NOW and money market accounts, it utilized the Deposit Decay Rates published by the OTS. All amounts calculated in the table for both loans and MBS reflect principal balances expected to reprice as a result of anticipated principal repayments (inclusive of early prepayments) or as a result of contractual interest rate adjustments.

There are certain limitations inherent in the method of analysis presented in the table. For example, although certain assets and liabilities may possess similar maturities or periods to repricing, they are impacted by different market forces, and may therefore react differently to changes in interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate with changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features, like annual and lifetime rate caps, which restrict changes in the interest rates charged, both on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed in the table. Finally, the ability of certain borrowers to make scheduled payments on their adjustable-rate loans may decrease in the event of an interest rate increase.

At December 31, 2005	3 Months or Less	More than 3 Months to 6 Months	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Non-interest bearing	Total
	(Dollars in Thousands)
Interest-Earning Assets (1):
Mortgages and other loans	$148,147	$83,734	$155,885	$746,624	$926,085	$551,620	-	$2,612,095
Investment securities	37,743	-	75	1,360	-	6,109	-	45,287
Mortgage-backed securities (2)	13,372	13,372	26,744	65,486	35,645	38,834	-	193,453
Other short-term Investments	60,014	-	-	-	-	-	-	60,014
FHLBNY capital stock	29,917	-	-	-	-	-	-	29,917
Total interest-earning assets	289,193	97,106	182,704	813,470	961,730	596,563	-	2,940,766
Less:
Allowance for loan losses	-	-	.-	-	-	-	$(15,785)	(15,785)
Net interest-earning assets	289,193	97,106	182,704	813,470	961,730	596,563	(15,785)	2,924,981
Non-interest-earning assets	-	-	-	-	-	-	201,245	201,245
Total assets	$289,193	$97,106	$182,704	$813,470	$961,730	$596,563	$185,460	$3,126,226
Interest-Bearing Liabilities
Savings accounts	$11,644	$11,249	$21,366	$71,051	$53,719	$166,498	-	$335,527
NOW and Super NOW accounts	3,579	3,248	5,623	12,777	3,954	9,516	-	38,697
Money market accounts	91,830	73,694	106,598	91,699	48,094	53,047	-	464,962
Certificates of deposit	559,439	148,209	86,615	157,986	26,336	-	-	978,585
Borrowed funds	255,000	20,000	80,000	265,500	111,455	5,000	-	736,955
Subordinated notes	-	-	-	-	-	25,000		25,000
Trust preferred securities	-	-	-	-	-	72,165		72,165
Interest-bearing escrow	-	-	-	-	-	1,410	-	1,410
Total interest-bearing liabilities	921,492	256,400	300,202	599,013	243,558	332,636	-	2,653,301
Checking accounts	-	-	-	-	-	-	$97,001	97,001
Other non-interest-bearing liabilities	-	-	-	-	-	-	84,210	84,210
Stockholders' equity	-	-	-	-	-	-	291,714	291,714
Total liabilities and stockholders' equity	$921,492	$256,400	$300,202	$599,013	$243,558	$332,636	$472,925	$3,126,226
Positive (Negative) interest sensitivity gap per period	$(632,299)	$(159,294)	$(117,498)	$214,457	$718,172	$263,927	-
Positive (Negative) cumulative interest sensitivity gap	$(632,299)	$(791,593)	$(909,091)	$(694,634)	$23,538	$287,465	-
Positive (Negative) cumulative interest sensitivity gap as a percent of total assets	(20.23)%	(25.32)%	(29.08)%	(22.22)%	0.75%	9.20%	-
Cumulative total interest-earning assets as a percent of cumulative total interest-bearing liabilities	31.38%	32.80%	38.50%	66.56%	101.01%	110.83%	-

(1)
Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, or contractual maturities or calls.

(2)	Based upon historical repayment experience, and, where applicable, balloon payment dates.

    At December 31, 2005, the Company's consolidated balance sheet was composed primarily of assets that were estimated to mature or reprice within five years, with a significant portion maturing or repricing within one year. In addition, the Bank's deposit base was composed primarily of savings accounts, money market accounts and CDs with maturities of two years or less. At December 31, 2005, interest-bearing liabilities estimated to mature or reprice within one year totaled $1.48 billion, while interest-earning assets estimated to mature or reprice within one year totaled $569.0 million, resulting in a negative one-year interest sensitivity GAP of $909.1 million, or negative 29.1% of total assets. In comparison, at December 31, 2004, interest-bearing liabilities estimated to mature or reprice within one year totaled $1.48 billion, while interest-earning assets estimated to mature or reprice within one year totaled $651.8 million, resulting in a negative one-year interest sensitivity GAP of $828.7 million, or negative 24.5% of total assets. The increase in the magnitude of the one-year negative interest sensitivity GAP resulted from a decline in the level of MBS and federal funds sold and other short-term investments maturing or repricing in one year or less, reflecting declines in their balance, from December 31, 2004 to December 31, 2005.

Under interest rate scenarios other than that which existed on December 31, 2005, the interest sensitivity GAP for assets and liabilities could differ substantially based upon different assumptions about the manner in which core Deposit Decay Rates and loan prepayments would change. For example, the interest rate risk management model assumes that in a rising rate scenario, by paying competitive rates on non-core deposits, a portion of core deposits will transfer to CDs and be retained, although at higher cost. Also, in a rising interest rate environment, loan and MBS prepayment rates would be expected to slow, as borrowers postpone loan refinancings until rates again decline.

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

Generally, the fair value of fixed-rate instruments fluctuates inversely with changes in interest rates. Increases in interest rates could thus result in decreases in the fair value of interest-earning assets, which could adversely affect the Company's consolidated results of operations if they were to be sold, or, in the case of interest-earning assets classified as available for sale, reduce the Company's consolidated stockholders' equity, if retained. The changes in the value of assets and liabilities due to fluctuations in interest rates reflect the interest rate sensitivity of those assets and liabilities. Under GAAP, changes in the unrealized gains and losses, net of taxes, on securities classified as available for sale are reflected in stockholders' equity through other comprehensive income. As of December 31, 2005, the Company's consolidated securities portfolio included $238.3 million in securities classified as available for sale, which possessed a gross unrealized loss of $5.6 million. Neither the Holding Company nor the Bank owned any trading assets as of December 31, 2005 or 2004.

In order to measure the Bank’s sensitivity to changes in interest rates, NPV is calculated under market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under various other interest rate scenarios ("Rate Shock Scenarios") representing immediate, permanent, parallel shifts in the term structure of interest rates from the actual term structure observed at quarter-end. The changes in NPV between the Pre-Shock Scenario and various Rate Shock Scenarios due to fluctuations in interest rates reflect the interest rate sensitivity of the Bank’s assets, liabilities, and commitments to either originate or sell loans and/or purchase or sell securities that are included in the NPV. The NPV ratio under any interest rate scenario is defined as the NPV in that scenario divided by the present value of the assets in the same scenario (the "NPV Ratio").

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

The analysis that follows presents the estimated NPV in the Pre-Shock Scenario and four Rate Shock Scenarios and measures the dollar amount and percentage by which each of the Rate Shock Scenario NPVs changes from the Pre-Shock Scenario NPV. Interest rate sensitivity is measured by the changes in the various Rate Shock Scenario NPV Ratios from the Pre-Shock Scenario NPV Ratio.

	At December 31, 2005
	Net Portfolio Value					At December 31, 2004
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Basis Point Change in NPV Ratio	NPV Ratio	Basis Point Change in NPV Ratio	Board Approved NPV Limit
	(Dollars in Thousands)
Interest Rate Scenario
+ 200 Basis Points	$323,444	$(85,437)	(20.90)%	10.69%	(235)	8.94%	(250)	6.0%
+ 100 Basis Points	370,315	(38,566)	(9.43)	12.01	(103)	10.23	(121)	7.0
Pre-Shock	408,881	-	-	13.04	-	11.44	-	8.0
- 100 Basis Points	434,106	25,225	6.17	13.66	62	12.17	73	8.0
- 200 Basis Points	421,906	13,025	3.19	13.25	21	N/A	N/A	8.0

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

Regarding passbook Deposit Decay Rates, the Bank tracks and analyzes the decay rate of its passbook deposits over time and over various interest rate scenarios and then makes estimates of its passbook Deposit Decay Rate for use in the valuation model. Nevertheless, no matter the care and precision with which the estimates are derived, actual cash flows for passbooks, as well as loans, could differ significantly from the Bank's estimates resulting in significantly different NPV calculations.

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

The NPV Ratio at December 31, 2005 was 13.04% in the Pre-Shock Scenario, an increase from the NPV Ratio of 11.44% in that Scenario at December 31, 2004. The NPV Ratio was 10.69% in the +200 basis point Rate Shock Scenario at December 31, 2005, an increase from the NPV Ratio of 8.94% in the +200 basis point Rate Shock Scenario at December 31, 2004. At December 31, 2005, the sensitivity change in the +200 basis point Rate Shock Scenario was 235 basis points, compared to a sensitivity change of 250 basis points in the +200 basis point Rate Shock Scenario at December 31, 2004. The improvement in sensitivity was primarily due to the runoff in rate sensitive promotional deposits during 2005, as well as an increase in the NPV of loans during the period.

The Pre-Shock NPV increased from $388.1 million at December 31, 2004 to $408.9 million at December 31, 2005. The increase in the Pre-Shock NPV was due primarily to an increase in the Bank’s capital, fueled by an increase in retained earnings. In addition, the Pre-Shock NPV increased due to an increase in the intangible value ascribed to the Bank’s core deposits that occurred despite a decline in their balance. The deposit intangible value increased due to an increase of approximately 150 to 200 basis points in the market rates of interest for terms to maturity of two years or less during the year ended December 31, 2005, while the Bank's cost of deposits increased by substantially less. In addition, the value of multifamily loans increased during the year ended December 31, 2005, reflecting an increase in portfolio rates during the period.

The increase in the Pre-Shock Scenario NPV Ratio reflected the increase in the Pre-Shock Scenario NPV even as the value of the Bank’s balance sheet decreased due to declines in the balance of deposits at December 31, 2005 compared to December 31, 2004.

The Bank’s +200 basis point Rate Shock Scenario NPV increased from $291.5 million at December 31, 2004 to $323.4 million at December 31, 2005. At both December 31, 2005 and December 31, 2004, the projected value of the Bank's assets and liabilities were expected to decline in the +200 basis point Rate Shock Scenario NPV. At December 31, 2005, the decline in the value of the Bank's assets relative to the decline in the value of its liabilities under the +200 basis point Rate Shock Scenario NPV was not as great as the relative decline projected at December 31, 2004. This was attributable primarily to an increase in the NPV determined for the loans and securities in the +200 basis point Rate Shock Scenario during 2005 that exceeded similar increases in the NPV determined for CDs and borrowings in the +200 basis point Rate Shock Scenario during 2005.

The increase in the Bank’s +200 basis point Rate Shock Scenario NPV Ratio at December 31, 2005 compared to December 31, 2004 reflected the increase in the +200 basis point Rate Shock Scenario NPV at December 31, 2005 compared to December 31, 2004. The +200 basis point Rate Shock Scenario NPV Ratio increased despite a decline in the +200 basis point Rate Shock Scenario value of the Bank’s assets from December 2004 to December 2005, that resulted from a decrease in overall asset balances. The decline in NPV asset balance was attributable to a decrease in the balance of MBS, as the Bank sold $237.3 million of MBS during 2005 and utilized the proceeds to replace runoff in deposits during the period. The +200 basis point Rate Shock Scenario NPV increased during 2005 since the +200 basis point Rate Shock Scenario NPV liability balance declined by an even greater level than the +200 basis point Rate Shock Scenario NPV asset balance. The reduction in the + 200 basis point rate shock scenario NPV liability balance was driven by a decline in the deposit NPV.

Item 8. Financial Statements and Supplementary Data

For the Company's consolidated financial statements, see index on page 64.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 31, 2005, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each found that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting during the Company's last quarter that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. A company’s internal control over financial reporting is defined as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, and effected by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

    Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, utilizing the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Controls - Integrated Framework." Based upon its assessment, management believes that, as of December 31, 2005, the Company's internal control over financial reporting is effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, as stated in its report, which is included below and which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Dime Community Bancshares, Inc. and Subsidiaries
Brooklyn, NY

We have audited management’s assessment, included in the accompanying Management’s Report of Internal Control Over Financial Reporting, that Dime Community Bancshares, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 16, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 16, 2006

PART III

Item 10. Directors and Executive Officers of the Company

Information regarding directors and executive officers of the Holding Company is presented under the headings "Proposal 1 - Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" in the Holding Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 18, 2006 (the "Proxy Statement") which will be filed with the SEC within 120 days of December 31, 2005, and is incorporated herein by reference.

Information regarding the audit committee of the Holding Company's Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is presented under the heading Report of the Audit Committee in the Proxy Statement and is incorporated herein by reference.

The Holding Company has adopted a written Code of Business Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Ethics is published on the Company's website, www.dimedirect.com. The Company will provide to any person, without charge, upon request, a copy of such Code of Business Ethics. Such request should be made in writing to: Dime Community Bancshares, Inc., 209 Havemeyer Street, Brooklyn, New York 11211, attention Investor Relations.

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

   The following table presents equity compensation plan information as of December 31, 2005:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)] (c)

Equity compensation plans approved by the Company's shareholders	2,503,103	$13.87	1,467,767(1)

Equity compensation plans not approved by the Company's shareholders	-	-	-

(1)  Amount comprised of 298,114 shares held by the RRP that remained available for issuance to individual employees, officers or Outside Directors of the Company as of December 31, 2005, and 99,969 stock options that remain available for future issuance under the Stock Option Plans and 1,169,653 equity awards that remain available for future issuance under the 2004 Stock Incentive Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc. (the "2004 Stock Incentive Plan"). Substantially all of the equity compensation remaining available for future issuance is available under the 2004 Stock Incentive Plan.

Item 13. Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is included under the heading "Transactions with Certain Related Persons" in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services, as well as the Audit Committee's pre-approval policies and procedures is included under the heading "Proposal 2 - Ratification of Appointment of Independent Auditors," in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  (1) Financial Statements

See index to Consolidated Financial Statements on page 64.

  (2) Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or Notes thereto under "Item 8. Financial Statements and Supplementary Data."

(3) Exhibits Required by Item 601 of SEC Regulation S-K

See Index of Exhibits on pages 104 and 105.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2006.

                                          DIME COMMUNITY BANCSHARES, INC.

                          By: /s/ VINCENT F. PALAGIANO
     Vincent F. Palagiano
      Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title
/s/ VINCENT F. PALAGIANO Vincent F. Palagiano	Chairman of the Board and Chief Executive Officer (Principal executive officer)
/s/ MICHAEL P. DEVINE Michael P. Devine	President and Chief Operating Officer and Director
/s/ KENNETH J. MAHON Kenneth J. Mahon	Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)
/s/ ANTHONY BERGAMO Anthony Bergamo	Director
/s/ GEORGE L. CLARK, JR. George L. Clark, Jr.	Director
/s/ STEVEN D. COHN Steven D. Cohn	Director
/s/ PATRICK E. CURTIN Patrick E. Curtin	Director
/s/ JOSEPH H. FARRELL Joseph H. Farrell	Director
/s/ FRED P. FEHRENBACH Fred P. Fehrenbach	Director
/s/ JOHN J. FLYNN John J. Flynn	Director
/s/ STANLEY MEISELS Stanley Meisels	Director
/s/ JOSEPH J. PERRY Joseph J. Perry	Director
/s/ LOUIS V. VARONE Louis V. Varone	Director

CONSOLIDATED FINANCIAL STATEMENTS OF
DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Dime Community Bancshares, Inc. and Subsidiaries
Brooklyn, NY

We have audited the accompanying consolidated statements of financial condition of Dime Community Bancshares, Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for each of the years ended December 31, 2005, 2004, and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, 2004, and 2003, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 16, 2006

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)
	December 31, 2005	December 31, 2004
ASSETS:
Cash and due from banks	$40,199	$26,581
Federal funds sold and short-term investments	60,014	103,291
Encumbered investment securities held-to-maturity (estimated fair value of $456 and $589 at December 31, 2005 and 2004, respectively) (Note 3)	455	585
Investment securities available-for-sale, at fair value (Note 3)
Encumbered	13,062	---
Unencumbered	31,770	54,840
	44,832	54,840
Mortgage-backed securities held-to-maturity (estimated fair value of $485 at December 31, 2004) (Note 4):
Encumbered	--	166
Unencumbered	--	299
	--	465
Mortgage-backed securities available-for-sale, at fair value (Note 4):
Encumbered	191,093	235,401
Unencumbered	2,360	284,019
	193,453	519,420
Loans (Note 5):
Real estate, net	2,608,854	2,493,398
Other loans	2,341	2,916
Less allowance for loan losses (Note 6)	(15,785)	(15,543)
Total loans, net	2,595,410	2,480,771
Loans held for sale	900	5,491
Premises and fixed assets, net (Note 8)	16,527	16,652
Federal Home Loan Bank of New York capital stock (Note 9)	29,917	25,325
Goodwill (Note 1)	55,638	55,638
Other assets (Notes 7, 14 and 15)	88,881	88,207
Total Assets	$3,126,226	$3,377,266
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors (Note 10):
Interest bearing deposits	$1,817,771	$2,116,825
Non-interest bearing deposits	97,001	93,224
Total deposits	1,914,772	2,210,049
Escrow and other deposits (Note 7)	47,518	48,284
Securities sold under agreements to repurchase (Note 11)	205,455	205,584
Federal Home Loan Bank of New York advances (Note 12)	531,500	506,500
Subordinated notes payable (Note 13)	25,000	25,000
Trust Preferred securities payable (Note 13)	72,165	72,165
Other liabilities (Note 14 and 15)	38,102	27,963
Total Liabilities	2,834,512	3,095,545
Commitments and Contingencies (Note 16)
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at December 31, 2005 and 2004)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 50,633,881 shares and 50,111,988 shares issued at December 31, 2005 and 2004, respectively, and 36,956,907 shares and 37,165,740 shares outstanding at December 31, 2005 and 2004, respectively)	506	77501
Additional paid-in capital	204,083	198,183
Retained earnings (Note 2)	274,579	258,237
Accumulated other comprehensive loss, net of deferred taxes	(3,328)	(3,228)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP") (Note 15)	(4,627)	(4,749)
Unearned and unallocated common stock of Recognition and Retention Plan ("RRP") (Note 15)	(2,979)	(2,612)
Common stock held by Benefit Maintenance Plan ("BMP") (Note 15)	(7,941)	(7,348)
Treasury stock, at cost (13,676,974 shares and 12,946,248 shares at December 31, 2005 and 2004, respectively) (Note 18)	(168,579)	(157,263)
Total Stockholders' Equity	291,714	281,721
Total Liabilities And Stockholders' Equity	$3,126,226	$3,377,266
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Fiscal Year Ended December 31,
	2005	2004	2003
Interest income:
Loans secured by real estate	$142,943	$138,720	$145,704
Other loans	196	235	273
Mortgage-backed securities	11,699	21,091	17,984
Investment securities	2,602	1,745	2,361
Federal funds sold and short-term investments	6,755	1,830	2,793
Total interest income	164,195	163,621	169,115

Interest expense:
Deposits and escrow	41,058	37,873	38,221
Borrowed funds	36,283	29,903	32,842
Total interest expense	77,341	67,776	71,063
Net interest income	86,854	95,845	98,052
Provision for loan losses	340	280	288

Net interest income after provision for loan losses	86,514	95,565	97,764

Non-interest income:
Service charges and other fees	5,967	6,296	6,518
Net gain on sales of loans	924	336	1,594
Net (loss) gain on sales and redemptions of securitiesand other assets	(5,176)	377	(1,897)
Income from Bank owned life insurance	1,885	1,957	2,118
Prepayment fee income	5,024	9,797	15,432
Other	2,044	1,750	1,357

Total non-interest income	10,668	20,513	25,122

Non-interest expense:
Salaries and employee benefits	20,716	19,880	20,371
ESOP and RRP compensation expense	2,233	3,573	2,542
Occupancy and equipment	5,393	5,213	5,054
Data processing costs	2,828	3,459	2,694
Federal deposit insurance premiums	315	343	330
Advertising and marketing	1,800	1,723	1,274
Other	7,457	8,216	8,544

Total non-interest expense	40,742	42,407	40,809

Income before income taxes	56,440	73,671	82,077
Income tax expense	20,230	27,449	30,801

Net income	$36,210	$46,222	$51,276

Earnings per Share:
Basic	$1.03	$1.31	$1.43
Diluted	$1.02	$1.28	$1.37
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands)
	Year Ended December 31,
	2005	2004	2003
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Common Stock (Par Value $0.01):
Balance at beginning of period	$501	$492	$479
Shares issued in exercise of options	5	9	13
Balance at end of period	506	501	492
Additional Paid-in Capital:
Balance at beginning of period	198,183	185,991	172,301
Cash paid for fractional shares and adjustment from cash dividend	-	(12)	(2)
Stock options exercised	2,302	4,007	5,316
Release of treasury stock for shares acquired by BMP and RRP	222	742	-
Tax benefit of RRP shares and stock options exercised	2,307	5,212	6,382
Amortization of excess fair value over cost - ESOP stock	1,069	2,243	1,998
Balance at end of period	204,083	198,183	185,991
Retained earnings:
Balance at beginning of period	258,237	231,771	196,309
Net income for the period	36,210	46,222	51,276
Cash dividends declared and paid	(19,868)	(19,756)	(15,814)
Balance at end of period	274,579	258,237	231,771
Accumulated other comprehensive (loss) income:
Balance at beginning of period	(3,228)	(846)	2,076
Change in other comprehensive (loss) income during the period, net of deferred taxes	(100)	(2,382)	(2,922)
Balance at end of period	(3,328)	(3,228)	(846)
Employee Stock Ownership Plan:
Balance at beginning of period	(4,749)	(5,202)	(5,661)
Amortization of earned portion of ESOP stock	122	453	459
Balance at end of period	(4,627)	(4,749)	(5,202)
Recognition and Retention Plan:
Balance at beginning of period	(2,612)	(2,617)	(2,641)
Common stock acquired by RRP	(571)	(103)	(84)
Amortization of earned portion of RRP stock	204	108	108
Balance at end of period	(2,979)	(2,612)	(2,617)
Common Stock Held by BMP:
Balance at beginning of period	(7,348)	(5,584)	(3,867)
Common stock acquired	(593)	(1,764)	(1,717)
Balance at end of period	(7,941)	(7,348)	(5,584)
Treasury Stock:
Balance at beginning of period	(157,263)	(120,086)	(93,258)
Release of treasury stock for shares acquired by BMP	862	1,021	-
Purchase of treasury shares, at cost	(12,178)	(38,198)	(26,828)
Balance at end of period	(168,579)	(157,263)	(120,086)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net Income	$36,210	$46,222	$51,276
Minimum pension liability, net of benefit of $229 during the year ended December 31, 2005	(276)	-	-
Reclassification adjustment for securities sold, net of benefit (taxes) of $2,143, $(173) and $799 during the years ended December 31, 2005, 2004 and 2003, respectively	3,033	(203)	937
Net unrealized securities losses arising during the period, net of benefit of $2,434, $1,856 and $3,288 during the years ended December 31, 2005, 2004 and 2003, respectively	(2,857)	(2,179)	(3,859)
Comprehensive Income	$36,110	$43,480	$48,354
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$36,210	$46,222	$51,276
Adjustments to reconcile net income to net cash provided by operating activities
Net loss (gain) on investment and mortgage backed securities sold	5,176	(377)	1,736
Net gain on sale of loans held for sale	(924)	(336)	(1,594)
Net loss on sales and disposals of other assets	-	-	161
Net depreciation and amortization	2,334	4,411	5,408
ESOP and RRP compensation expense	1,396	2,645	2,565
Provision for loan losses	340	280	288
(Increase) Decrease in cash surrender value of Bank Owned Life Insurance	(1,885)	2,043	(2,118)
Changes in assets and liabilities:
Originations of loans sold during the period	(102,974)	(170,564)	(99,987)
Proceeds from sales of loans held for sale	108,489	167,458	104,117
(Increase) Decrease in net deferred income tax asset	(732)	(4,444)	(8,669)
Decrease (Increase) in other assets	2,023	(8,461)	19,201
Increase (Decrease) in other liabilities	9,633	(6,485)	(6,795)
Net cash provided by Operating Activities	59,086	32,392	65,589
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in federal funds sold and short-term investments	43,277	(8,005)	18,769
Proceeds from maturities of investment securities held-to-maturity	130	125	115
Proceeds from maturities of investment securities available-for-sale	26,000	5,000	49,746
Proceeds from calls of investment securities available-for-sale	-	-	18,000
Proceeds from sales of investment securities available-for-sale	36,421	7,959	-
Proceeds from sales and calls of mortgage backed securities held-to-maturity	377	-	-
Proceeds from sales and calls of mortgage backed securities available-for-sale	232,230	127,107	55,904
Purchases of investment securities available-for-sale	(51,980)	(30,074)	(292)
Purchases of mortgage backed securities available-for-sale	(1,493)	(398,210)	(531,029)
Principal collected on mortgage backed securities held-to-maturity	94	305	1,479
Principal collected on mortgage backed securities available-for-sale	88,978	206,150	362,729
Net increase in loans	(114,979)	(305,479)	(25,827)
Purchases of fixed assets, net	(1,246)	(1,742)	(1,950)
(Purchase) redemption of Federal Home Loan Bank of New York capital stock	(4,592)	1,375	8,190
Net cash provided by (used in) Investing Activities	253,217	(395,489)	(44,166)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in due to depositors	(295,277)	168,371	114,503
Net (decrease) increase in escrow and other deposits	(766)	8,342	3,263
(Decrease) Increase in securities sold under agreements to repurchase	(129)	192,909	(82,866)
Proceeds from (Repayments of) Federal Home Loan Bank of New York advances	25,000	(27,500)	(21,000)
Proceeds from Trust Preferred borrowings	-	72,165	-
Common stock issued for exercise of stock options and tax benefits of RRP	4,614	9,388	11,706
Purchase of common stock by the RRP and BMP	(81)	(103)	(1,801)
Cash dividends paid to stockholders and cash disbursed in payment of stock dividends	(19,868)	(19,769)	(15,814)
Purchase of treasury stock	(12,178)	(38,198)	(26,828)
Net cash (used in) provided by Financing Activities	(298,685)	365,605	(18,837)
INCREASE IN CASH AND DUE FROM BANKS	13,618	2,508	2,586
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	26,581	24,073	21,487
CASH AND DUE FROM BANKS, END OF PERIOD	$40,199	$26,581	$24,073
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$8,654	$32,239	$28,907
Cash paid for interest	$76,975	$66,629	$71,843
Change in unrealized loss on available-for-sale securities, net of taxes	$(100)	$(2,382)	$(2,922)
Change in minimum pension liability, net of taxes	$(276)	$-	$-
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In Thousands except for share amounts)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Dime Community Bancshares, Inc. (the "Holding Company" and together with its direct and indirect subsidiaries, the "Company") is a Delaware corporation organized by The Dime Savings Bank of Williamsburgh (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on June 26, 1996. At December 31, 2005, the significant assets of the Holding Company were the capital stock of the Bank, the Holding Company's loan to the ESOP, investments retained by the Holding Company, and an investment real estate property owned by the Holding Company's wholly-owned subsidiary, 842 Manhattan Avenue Corporation. The liabilities of the Holding Company are composed primarily of a $25,000 subordinated note payable maturing in May 2010 and $72,165 of trust preferred securities payable maturing in 2034. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.

The Bank was originally founded in 1864 as a New York State-chartered mutual savings bank. In November 1995, the Bank converted to a federally chartered stock savings bank. The Bank has been, and intends to remain, a community-oriented financial institution providing financial services and loans for housing within its market areas. The Bank maintains its headquarters in the Williamsburg section of the borough of Brooklyn, New York. The Bank has twenty one retail banking offices located throughout the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County in New York.

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
Principles of Consolidation - The accompanying 2005, 2004 and 2003 consolidated financial statements include the accounts of the Holding Company, and its wholly-owned subsidiaries, the Bank and 842 Manhattan Avenue Corporation. At December 31, 2005 and 2004, 842 Manhattan Avenue Corporation owned and managed a real estate property which housed a former branch office of Financial Federal Savings Bank, F.S.B. ("FFSB"), a subsidiary of Financial Bancorp, Inc. ("FIBC"), which the Holding Company acquired on January 21, 1999. All financial statements presented also include the accounts of the Bank's five wholly-owned subsidiaries, Havemeyer Equities Corp. (''HEC''), Boulevard Funding Corp. (''BFC''), Havemeyer Investments, Inc., DSBW Residential Preferred Funding Corporation ("DRPFC") and Dime Reinvestment Company ("DRC"). DRPFC, established in March, 1998, invests in real estate loans and is intended to qualify as a real estate investment trust for federal tax purposes. BFC was established in order to invest in real estate joint ventures and other real estate assets. BFC had no investments in real estate at December 31, 2005 and 2004, and is currently inactive. HEC was also originally established in order to invest in real estate joint ventures and other real estate assets. In June, 1998, HEC assumed direct ownership of DSBW Preferred Funding Corporation ("DPFC"). DPFC, established as a direct subsidiary of the Bank in March, 1998, invests in real estate loans and is intended to qualify as a real estate investment trust for federal tax purposes. DRC was established in 2004 in order to function as a Qualified Community Development Entity as defined in the Internal Revenue Code of 1986, as amended (the"Code"). DRC is currently inactive. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investment Securities and Mortgage-Backed Securities - Purchases and sales of investment and mortgage-backed securities are recorded on trade date. Gains and losses on sales of investment and mortgage-backed securities are recorded on the specific identification basis.

Debt and equity securities that have readily determinable fair values are carried at fair value unless they are held-to-maturity. Debt securities are classified as held-to-maturity and carried at amortized cost only if the Company has a positive intent and ability to hold them to maturity. If not classified as held-to-maturity, such securities are classified as securities available-for-sale or as trading securities. Unrealized holding gains or losses on securities available-for-sale are excluded from net income and reported net of income taxes as other comprehensive income. At December 31, 2005 and 2004, all equity securities were classified as available-for-sale.

Neither the Holding Company nor the Bank has acquired securities for the purpose of engaging in trading activities.

The Company conducts a quarterly review and evaluation of its securities portfolio taking into account the severity, duration and intent with regard to the securities in order to determine if a decline in market value of any security below its amortized cost basis is other than temporary. If such decline is deemed other than temporary, the carrying amount of the security is adjusted through a valuation allowance and a corresponding charge to net income.

Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Loans sold are generally sold with servicing rights retained.

Allowance for Loan Losses - The Company provides a valuation allowance for estimated losses inherent in the loan portfolio. The valuation allowance for estimated losses on loans is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, existing adverse situations which may affect the borrower's ability to repay, estimated value of underlying collateral and current economic conditions in the Bank's lending area. The allowance is increased by provisions for loan losses charged to operations and is reduced by charge-offs, net of recoveries. Although management uses available information to estimate losses on loans, future additions to, or reductions in, the allowance may be necessary based on changes in economic conditions beyond management's control. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to, or reductions in, the allowance based on judgments different from those of management. Management believes, based upon all relevant and available information, that the allowance for loan losses is appropriate to absorb losses inherent in the portfolio.

Statement of Financial Accounting Standards ("SFAS") 114, ''Accounting by Creditors for Impairment of a Loan,'' as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an Amendment of FASB Statement No. 114," ("Amended SFAS 114"), requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of expected future cash flows discounted at the loan's effective interest rate. As an expedient, creditors may account for impaired loans at the fair value of the collateral or at the observable market price of the loan if one exists. If the estimated fair value of an impaired loan is less than the recorded amount, a specific valuation allowance is established. If the impairment is considered to be permanent, a write-down is charged against the allowance for loan losses. In accordance with Amended SFAS 114, homogeneous loans are not required to be individually considered for impairment. The Company considers individual one- to four-family residential mortgage loans and cooperative apartment loans having a balance of less than $360 and all consumer loans to be small balance homogenous loan pools and, accordingly, are not covered by Amended SFAS 114.

A reserve is also recorded related to certain multifamily loans sold with recourse under an agreement with the Federal National Mortgage Association ("FNMA"). This reserve, which is included in other liabilities, is determined in a manner similar to the Company's allowance for loan losses related to loans held in portfolio.

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

Accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes 90 days past due as to principal or interest. Any interest accrued to income in the year that interest accruals are discontinued is reversed. Payments on nonaccrual loans are generally applied initially to principal. Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the principal balance (including any outstanding advances made related to the loan) and accrued interest. Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least twelve months.

Mortgage Servicing Rights - The cost of mortgage loans sold with servicing rights retained is allocated between the loans and the servicing rights based on their estimated fair values at the time of loan sale. Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, net servicing income. The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that the Company believes market participants would use for similar assets. Capitalized loan servicing assets are stratified based on predominant risk characteristics of the underlying loans for the purpose of evaluating impairment. A valuation allowance is then established in the event the recorded value of an individual stratum exceeds fair value. Third party valuations of the loan servicing asset are performed on a quarterly basis, and were performed as of both December 31, 2005 and 2004.

Other Real Estate Owned, Net - Properties acquired as a result of foreclosure on a mortgage loan are classified as other real estate owned ("OREO") and are recorded at the lower of the recorded investment in the related loan or the fair value of the property at the date of acquisition, with any resulting write down charged to the allowance for loan losses and any disposition expenses charged to the valuation allowance for possible losses on OREO. Subsequent write downs are charged directly to operating expenses. The Company had no OREO properties as of December 31, 2005 and 2004.

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

Basic EPS is computed by dividing net income by the weighted-average common shares outstanding during the year (weighted average common shares are adjusted to include vested RRP shares and allocated ESOP shares). Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if unvested RRP shares became vested and if "in the money" stock options were exercised and converted into common stock.

The following is a reconciliation of the numerator and denominator of basic EPS and diluted EPS for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
Numerator:
Net Income per the Consolidated Statement of Operations	$36,210	$46,222	$51,276
Denominator:
Average shares outstanding utilized in the calculation of basic EPS	35,121,413	35,318,858	35,922,777

Unvested shares of RRP	43,022	29,766	44,754
Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options	600,468	1,306,286	2,167,634
Anti-dilutive effect of tax benefits associated with "in-the-money" non-qualified stock options	(204,457)	(442,910)	(784,908)
Average shares outstanding utilized in the calculation of diluted EPS	35,560,446	36,212,000	37,350,257

Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options are calculated based upon the excess of the average market value of the Company's common stock over the exercise price of outstanding options.

There were approximately 759,100, and 662,600 weighted average stock options for the years ended December 31, 2005, and 2004, respectively, that were not considered in the calculation of diluted earnings per share since their exercise prices exceeded the average market price during the period. All outstanding stock options were considered in the calculation of diluted earnings per share for the year ended December 31, 2003.

Accounting for Goodwill and Core Deposit Intangible - SFAS 142 "Goodwill and Other Intangible Assets," established new standards for goodwill acquired in a business combination. SFAS 142 eliminated amortization of goodwill and instead required the performance of a transitional goodwill impairment test six months from the date of adoption and at least annually thereafter. As of the date of adoption of SFAS 142, the Company had goodwill totaling $55.6 million. Prior to adoption of SFAS 142, annual goodwill amortization expense totaled $4.6 million.

The Company performed impairment tests of goodwill as of December 31, 2005, 2004 and 2003. In each instance, the Company concluded that no potential impairment of goodwill existed. No events have occurred or circumstances changed subsequent to December 31, 2005 that would reduce the fair value of the Company's reporting unit below its carrying value. Such events or changes in circumstances would require an immediate impairment test to be performed in accordance with SFAS 142.

Changes in the carrying amount of goodwill and other intangible assets for the periods presented are as follows:

	Goodwill			Core Deposit Intangible
	Year Ended December 31,			Year Ended December 31,
	2005	2004	2003	2005	2004	2003
Original Amount	$73,107	$73,107	$73,107	$4,950	$4,950	$4,950
Accumulated Amortization	(17,469)	(17,469)	(17,469)	(4,950)	(4,902)	(4,077)
Net Carrying Value	$55,638	$55,638	$55,638	$-	$48	$873

In conjunction with the adoption of SFAS 142, the Company also re-assessed the useful lives and classification of its identifiable intangible assets and determined that they remained appropriate. Aggregate amortization expense related to the core deposit intangible was $48 for the year ended December 31, 2005 and $825 in each of the years ended December 31, 2004 and 2003. The core deposit intangible was fully amortized in January 2005.

Income Taxes - Income taxes are accounted for in accordance with SFAS 109, "Accounting for Income Taxes," which requires that deferred taxes be provided for temporary differences between the book and tax bases of assets and liabilities. A valuation allowance is recognized against deferred tax assets in the event that it is more likely than not that the deferred tax asset will not be fully realized.

Cash and Cash Equivalents - For purposes of the Consolidated Statement of Cash Flows, the Company considers cash and due from banks to be cash equivalents.

Employee Benefits - The Bank maintains the Retirement Plan of The Dime Savings Bank of Williamsburgh (the "Employee Retirement Plan") and The Dime Savings Bank of Williamsburgh 401(k) Plan [the "401(k) Plan"] for substantially all of its employees, both of which are tax qualified under the Code.

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

The Holding Company and Bank maintain the ESOP. Compensation expense related to the ESOP is recorded in accordance with Statement of Position 93-6, which requires the compensation expense to be recorded during the period in which the shares become committed to be released to participants. The compensation expense is measured based upon the fair market value of the stock during the period, and, to the extent that the fair value of the shares committed to be released differs from the original cost of such shares, the difference is recorded as an adjustment to additional paid-in capital.

The Holding Company and Bank maintain the RRP, the Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees (the "1996 Stock Option Plan"), the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (the "2001 Stock Option Plan") and the Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (the "2004 Stock Incentive Plan," and collectively the "Stock Plans"); which are discussed more fully in Note 15 and which are subject to the accounting requirements of SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosures, an Amendment of FASB Statement No. 123" (collectively "SFAS 123"). SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company accounts for stock-based compensation under the Stock Plans using the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Accordingly, no stock-based compensation cost has been reflected in net income for stock options, since, for all options granted under the Stock Plans, the market value of the underlying common stock on the date of grant equaled the exercise price of the common stock.

In accordance with APB 25, compensation expense related to the RRP is recorded for all shares earned by participants during the period at the average historical acquisition cost of all allocated RRP shares.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 (revised 2004), "Share-Based Payment", ("SFAS 123R"), addressing the accounting for share-based payment transactions (e.g., stock options and awards of restricted stock) in which an employer receives employee services in exchange for equity securities of the Company or liabilities that are based on the fair value of the company’s equity securities. This statement, which must be adopted for fiscal years beginning after June 15, 2005, replaces SFAS 123 and will supersede APB 25 and will generally require that such transactions be accounted for using a fair-value-based method and the recording of compensation expense rather than the current optional pro forma disclosure. Adoption of SFAS 123R is not expected to have a material impact upon the Company's consolidated financial condition or results of operations.

On March 29, 2005, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin 107 ("SAB 107"), which provides guidance on several technical issues regarding the required adoption of SFAS 123R. The Company will adopt SAB 107 on January 1, 2006 in conjunction with the adoption of SFAS 123R. Compliance with SAB 107 is not expected to have a material impact upon the Company's consolidated financial condition nor impact its results of operations materially from the amounts presented in the above table.

In February 2006, the FASB issued FSP FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event" ("FSP 123R-4") FSP 123R-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. FSP 123R-4 amends paragraphs 32 and A229 of SFAS 123R. None of the Company's outstanding equity awards allow for cash settlement upon the occurrence of contingent events.

The following table illustrates the effect on net income and EPS if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the Stock Plans and RRP shares:

	Year Ended December 31,
	2005	2004	2003
Net income, as reported	$36,210	$46,222	$51,276
Less: Excess stock-based compensation expense determined under the fair value method over the stock-based compensation recorded for all plans, net of applicable taxes	(3,439)	(1,603)	(1,453)
Pro forma net income	$32,771	$44,619	$49,823

Earnings per share
Basic, as reported	$1.03	$1.31	$1.43
Basic, pro forma	0.93	1.26	1.39

Diluted, as reported	1.02	1.28	$1.37
Diluted, pro forma	0.92	1.23	1.33

On December 30, 2005, vesting was accelerated for 1,141,813 outstanding unvested stock options awarded to outside directors, officers and employees of the Company or Bank under the Stock Plans. As a result of the accelerated vesting, all of the 1,141,813 stock options became immediately exercisable. The acceleration of vesting was undertaken in an attempt to eliminate the compensation expense that the Company would otherwise be required to recognize with respect to these unvested stock options upon adopting SFAS 123R. Of the 1,141,813 stock options for which vesting was accelerated, 290,934, or 25%, were "in-the money" and possessed an exercise price of $13.16 per share. The remaining accelerated options had exercise prices ranging from $15.10 to $19.90 per share, and vesting periods ranging from January 2006 to May 2009. The Company incurred a pre-tax charge of approximately $5 related to the acceleration of vesting. The table above reflects, $1,945 of additional pro-forma expense during the year ended December 31, 2005 related with the acceleration of vesting.

Derivative Instruments - In June, 1998, the FASB issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" as amended in June 1999 by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June 2000 by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and in April 2003 by SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (collectively "SFAS 133"). SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS 133, an entity may designate a derivative as a hedge of exposure to changes in either: (i) the fair value of a recognized asset, liability or firm commitment, (ii) cash flows of a recognized or forecasted transaction, or (iii) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any fluctuations in the fair value of the derivative instrument are required to be either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not receiving hedge accounting recognition are recorded in current year earnings.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amended SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis.

During the years ended December 31, 2005, 2004 and 2003, neither the Holding Company nor the Bank held any derivative instruments or any embedded derivative instruments that required bifurcation.

Comprehensive Income - Comprehensive income for the years ended December 31, 2005, 2004 and 2003 was determined in accordance with SFAS 130, "Reporting Comprehensive Income.'' Comprehensive income includes changes in the unrealized gain or loss on available for sale securities and minimum pension liability which, under GAAP, bypass net income and are typically reported as components of stockholders' equity. All comprehensive income adjustment items are presented net of applicable tax effect.

Disclosures About Segments of an Enterprise and Related Information- The Company's consolidated financial statements reflect the adoption of SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements, requires that the enterprises report selected information about operating segments and establishes standards for related disclosure about products and services, geographic areas, and major customers.

The Company has one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on the manner in which each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit. The Chief Executive Officer is considered the chief decision maker for this reportable segment.

For the years ended December 31, 2005, 2004 and 2003, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20, 'Accounting Changes,' and FASB Statement No. 3, 'Reporting Accounting Changes in Interim Financial Statements.'" SFAS 154 requires retrospective application to previous financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of change. SFAS 154 additionally requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 further requires that a change in the depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was issued. The adoption of SFAS 154 is not expected to have a material impact upon the Company's consolidated financial condition or results of operations.

In November 2005, the FASB issued FASB Staff Position ("FSP") SFAS Nos. 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." This FSP addresses the determination of the time that an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The FSP nullifies certain requirements of Emerging Issue Task Force Issue ("EITF") No. 03-1 " The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and supersedes EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment Upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this FSP is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2005, the FASB issued FSP SOP 94-6-1, "Terms of Loan Products that May Give Rise to a Concentration of Credit Risk." FSP SOP 94-6-1 addresses (i) the circumstances under which the terms of loan products give rise to a concentration of credit risk and (ii) the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The FSP is intended to emphasize the requirement to assess the adequacy of disclosures for all lending products (including both secured and unsecured loans) and the effect of changes in market or economic conditions on the adequacy of those disclosures. The FSP indicates that possible shared characteristics for determining concentration of credit risk include borrowers subject to significant payment increases, loans with terms that permit negative amortization, interest only loans, loans with interest rates that increase significantly over the term of the loan and loans with high loan-to-value ratios. The guidance for determining concentrations of credit risk is effective for interim and annual periods ending after December 19, 2005. Based upon both the real estate and interest rate market conditions prevalent at the time of adoption, FSP SOP 94-6-1 did not have a material impact on the Company’s consolidated financial statements upon adoption.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas in the accompanying consolidated financial statements where estimates are significant include the allowance for loans losses, mortgage servicing rights ("MSR"), asset impairment adjustments related to the valuation of goodwill and other intangible assets and other than temporary impairments of securities, loan income recognition, the fair value of financial instruments, realization of deferred tax asset and the determination of actuarial benefit obligations associated with defined benefit plans sponsored by the Company.

Reclassification - Certain amounts as of December 31, 2004 and 2003 have been reclassified to conform to their presentation as of and for the year ended December 31, 2005.

2. CONVERSION TO STOCK FORM OF OWNERSHIP

On November 2, 1995, the Board of Directors of the Bank adopted a Plan of Conversion to convert from mutual to stock form of ownership. At the time of conversion, the Bank established a liquidation account in an amount equal to the retained earnings of the Bank as of the date of the most recent financial statements contained in the final conversion prospectus. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases in deposits will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying balances on the date of liquidation for accounts held upon conversion.

The Holding Company acquired Conestoga Bancorp, Inc. ("Conestoga") on June 26, 1996. The liquidation account previously established by Conestoga's subsidiary, Pioneer Savings Bank, F.S.B., during its initial public offering in March 1993, was assumed by the Company in the acquisition.

The Holding Company acquired FIBC on January 21, 1999. The liquidation account previously established by FIBC's subsidiary, FFSB, during its initial public offering, was assumed by the Company in the acquisition.

The Holding Company may not declare or pay cash dividends on, or repurchase any of, its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements, or the amount required for the liquidation account, or if such declaration and payment or repurchase would otherwise violate regulatory requirements.

3. INVESTMENT SECURITIES HELD-TO-MATURITY AND AVAILABLE-FOR-SALE

The amortized cost, gross unrealized gains and losses and estimated fair value of investment securities held-to-maturity at December 31, 2005 were as follows:

	Investment Securities Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Debt Securities:
Obligations of state and political subdivisions, maturities of one-to-five years	$455	$1	-	$456

The amortized/historical cost, gross unrealized gains and losses and estimated fair value of investment securities available-for-sale at December 31, 2005 were as follows:

	Investment Securities Available-for-Sale
	Amortized/ Historical Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$17,067	$-	$(7)	$17,060
Corporate and other	22,191	212	(20)	22,383
Total debt securities	39,258	212	(27)	39,443
Equity securities	4,676	1,081	(368)	5,389
	$43,934	$1,293	$(395)	$44,832

The amortized cost and estimated fair value of the debt securities component of investment securities available-for-sale at December 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment fees.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$17,762	$17,780
Due after one year through five years	999	980
Due after ten years	20,497	20,683
	$39,258	$39,443

The following summarizes the gross unrealized losses and fair value of investment securities available-for-sale as of December 31, 2005, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$6,513	$6	$2,998	$1	$9,511	$7
Corporate securities	-	-	980	20	980	20
Equity securities	-	-	3,201	368	3,201	368
	$6,513	$6	$7,179	$389	$13,692	$395

At December 31, 2005, the Company had five investment security positions that possessed 12 months or more of consecutive unrealized losses. For two of the three securities, the unrealized loss resulted solely from changes in interest rates that occurred since the purchase of the security. For the equity security, the unrealized loss related to a diversified mutual fund investment. Management does not believe that any of the unrealized losses as shown in the above table qualified as other-than temporary impairments at December 31, 2005. In making this determination, management considered the severity and duration of the loss, as well as management's intent and ability to hold the security until the loss is recovered. Management also has no current intention to dispose of these investments.

During the fiscal year ended December 31, 2005, proceeds from the sale of investment securities available-for-sale totaled $36,421. A net loss of $499 was recorded on these sales.

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

The following summarizes the gross unrealized losses and fair value of investment securities available-for-sale as of December 31, 2004, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

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

During the year ended December 31, 2004, proceeds from the sale of investment securities available-for-sale totaled $7,959. A net gain of $259 was recorded on these sales.

4. MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY AND AVAILABLE-FOR-SALE

There were no mortgage-backed securities ("MBS") held-to-maturity owned by the Company as of December 31, 2005. The amortized cost, gross unrealized gains and losses and estimated fair value of MBS held-to-maturity at December 31, 2004 were as follows:

	Mortgage-Backed Securities Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Government National Mortgage Association ("GNMA") pass-through certificates	$465	$20	-	$485

During the year ended December 31, 2005, proceeds from the sale of MBS held-to-maturity totaled $377. A gain of $6 was recognized on this sale. The unpaid principal balance of the securities sold was less than 15% of their acquired par value, and thus permissible for disposal under SFAS 115, "Accounting for Investments in Debt and Equity Securities."

The weighted average contractual maturity of MBS held-to-maturity was 2.6 years at December 31, 2004.

The amortized cost, gross unrealized gains and losses and estimated fair value of MBS available-for-sale at December 31, 2005 were as follows:

	Mortgage-Backed Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Collateralized mortgage obligations	$185,510	$-	$(6,015)	$179,495
GNMA pass-through certificates	2,344	15	-	2,359
FNMA pass-through certificates	12,077	-	(478)	11,599
	$199,931	$15	$(6,493)	$193,453

At December 31, 2005, MBS available-for-sale (including collateralized mortgage obligations) possessed a weighted average contractual maturity of 14.7 years and a weighted average estimated duration of 2.8 years.

Proceeds from the sale of MBS available-for-sale totaled $232,230 during the fiscal year ended December 31, 2005. A loss of $4,683 was recorded on these sales.
The following summarizes the gross unrealized losses and fair value of MBS available for sale at December 31, 2005, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Debt securities:
Collateralized mortgage obligations	$-	$-	$179,495	$6,015	$179,495	6,015
FNMA pass-through certificates	1,426	61	10,173	417	11,599	478
	$1,426	$61	$189,668	$6,432	$191,094	$6,493

At December 31, 2005, there were twenty-two MBS security positions that possessed 12 months or more of consecutive unrealized losses. For all twenty-two securities, the unrealized loss resulted solely from changes in interest rates subsequent to acquisition of the security. Management does not believe that any of the unrealized losses as shown in the above table qualified as other-than temporary impairments at December 31, 2005. In making this determination, management considered the severity and duration of the loss, as well as management's intent and ability to hold the security until the loss is recovered. Management also has no current intention to dispose of these investments.

The amortized cost, gross unrealized gains and losses and estimated fair value of MBS available-for-sale at December 31, 2004 were as follows:

	Mortgage-Backed Securities Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Collateralized mortgage obligations	$480,865	$33	$(6,439)	$474,459
GNMA pass-through certificates	14,040	303	-	14,343
Federal Home Loan Mortgage Corporation pass-through certificates	1,454	39	-	1,493
FNMA pass-through certificates	29,250	95	(220)	29,125
	$525,609	$470	$(6,659)	$519,420

At December 31, 2004, MBS available-for-sale (including collateralized mortgage obligations) possessed a weighted average contractual maturity of 17.1 years and a weighted average estimated duration of 2.5 years.

Proceeds from the sale of MBS available-for-sale totaled $127,107 during the fiscal year ended December 31, 2004. A gain of $118 was recorded on these sales.

The following summarizes the gross unrealized losses and fair value of MBS available-for-sale at December 31, 2004, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Debt securities:
Collateralized mortgage obligations	$359,253	$4,595	$113,371	$1,844	$472,624	6,439
FNMA pass-through certificates	26,430	220	-	-	26,430	220
	$385,683	$4,815	$113,371	$1,844	$499,054	$6,659

5. LOANS

The Bank's real estate loans were composed of the following:

	December 31, 2005	December 31, 2004
One- to four-family	$135,622	$126,225
Multifamily residential	1,871,263	1,911,956
Commercial real estate	576,561	424,060
Construction and land acquisition	12,098	15,558
Federal Housing Authority and Veterans Administration Insured mortgage loans	2,694	4,209
Cooperative apartment unit loans	10,115	11,853
	2,608,353	2,493,861
Net unearned costs (fees)	501	(463)
	$2,608,854	$2,493,398

The Bank originates both adjustable and fixed interest rate real estate loans. At December 31, 2005, the approximate composition of these loans was as follows:

Fixed Rate		Variable Rate
Period to Maturity	Book Value	Earlier Period to Maturity or Next Repricing	Book Value
1 year or less	$21,235	1 year or less	$79,132
> 1 year-3 years	25,011	> 1 year-3 years	553,923
> 3 years-5 years	38,133	> 3 years-5 years	893,425
> 5 years-10 years	218,475	> 5 years-10 years	613,057
> 10 years	164,078	> 10 years	1,884
	$466,932		$2,141,421

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

A concentration of credit risk existed within the Bank's loan portfolio, as the majority of real estate loans at December 31, 2005 were collateralized by properties located in the New York City metropolitan area.

At December 31, 2005, the Bank had $237,632 of loans outstanding in its portfolio that featured interest only payments. Of this total, $63,675 will commence an amortization of both principal and interest on or before February 1, 2008. In addition at December 31, 2005, the Bank had $37,158 of interest only loans sold to FNMA that are subject to a loss exposure of up to $15.6 million. As a result, these loans subject the Bank to additional risk since their principal balance will not be reduced significantly prior to contractual maturity.

The Bank's other loans were composed of the following:

	December 31, 2005	December 31, 2004
Student loans	$-	$61
Passbook loans (secured by savings and time deposits)	1,160	1,318
Consumer installment and other loans	1,181	1,537
	$2,341	$2,916

Loans on which the accrual of interest was discontinued were $958 and $1,459 at December 31, 2005 and 2004, respectively. Interest income foregone on nonaccrual loans was not material during the years ended December 31, 2005, 2004 and 2003.

The Bank had no loans considered troubled-debt restructurings at December 31, 2005 and 2004.

At December 31, 2005, there was one loan totaling $384 deemed impaired under Amended SFAS 114, compared to two loans totaling $830 as of December 31, 2004. The average balance of impaired loans was approximately $2,309 during the year ended December 31, 2005, $608 during the year ended December 31, 2004, and $314 during the year ended December 31, 2003. There were no write-downs on impaired loans during the years ended December 31, 2005, 2004 and 2003. At December 31, 2005 and 2004, reserves allocated within the allowance for loan losses for impaired loans totaled $38 and $83, respectively. Net principal received on impaired loans totaled $10,755 and net interest received on impaired loans totaled $1,189 during the year ended December 31, 2005. Net principal and interest received on impaired loans during the years ended December 31, 2004 and 2003 was not material.

The following assumptions were utilized in evaluating the loan portfolio pursuant to the provisions of Amended SFAS 114:

Homogenous Loans - Individual one- to four-family residential mortgage loans and cooperative apartment loans having a balance of $360 or less and all consumer loans were considered to be small balance homogenous loan pools and, accordingly, not subject to Amended SFAS 114.

Loans Evaluated for Impairment - All non-homogeneous loans greater than $1,000 were individually evaluated for potential impairment. Additionally, individual one- to four-family residential and cooperative apartment unit mortgage loans exceeding $360 and delinquent in excess of 60 days were evaluated for impairment. A loan is considered impaired when it is probable that all contractual amounts due will not be collected in accordance with the terms of the loan. A loan is not deemed to be impaired, even during a period of delayed payment by the borrower, if the Bank ultimately expects to collect all amounts due, including interest accrued at the contractual rate. At December 31, 2005 and 2004, all impaired loans were on nonaccrual status. In addition, at December 31, 2005 and 2004, approximately $574 and $629, respectively, of one- to four-family residential cooperative apartment loans with a balance of less than $360 and consumer loans were on nonaccrual status. These loans are considered as a homogeneous loan pool not subject to Amended SFAS 114.

Reserves and Charge-Offs - The Bank allocates a portion of its total allowance for loan losses to loans deemed impaired under Amended SFAS 114. All charge-offs on impaired loans are recorded as a reduction in both loan principal and the allowance for loan losses. Management evaluates the adequacy of its allowance for loan losses on a regular basis. Management believes that its allowance for impaired loans was adequate at December 31, 2005 and 2004.

Measurement of Impairment - Since all impaired loans are secured by real estate properties, the fair value of the collateral is utilized to measure impairment. The fair value of the collateral is measured at soon as practicable after the loan becomes impaired and periodically thereafter.

Income Recognition - Accrual of interest is discontinued on loans identified as impaired and past due ninety days. Cash payments received on impaired loans subsequent to discontinuation of interest accruals are generally applied to principal. Additional cash payments received beyond this level are recorded as regular principal and interest payments.

6. ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2005	2004	2003
Balance at beginning of period	$15,543	$15,018	$15,458
Provision charged to operations	340	280	288
Loans charged off	(76)	(158)	(63)
Recoveries	31	25	34
Transfer (to) from reserves on loan commitments	(53)	378	(699)
Balance at end of period	$15,785	$15,543	$15,018

7. MORTGAGE SERVICING ACTIVITIES

At December 31, 2005, 2004 and 2003, the Bank was servicing loans for others having principal balances outstanding of approximately $413,662, $325,324, and $191,445, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, paying taxes and insurance, and foreclosure processing. The deferred servicing rights related to these loans totaled $2,346 and $2,500 at December 31, 2005 and 2004, respectively, including the servicing rights associated with the multifamily loans sold to FNMA discussed below totaling $2,074 and $2,226 at December 31, 2005 and 2004, respectively. MSR recognized from loan sales were $424, $731 and $955 during the years ended December 31, 2005, 2004 and 2003, respectively. Amortization of servicing rights was $578, $508 and $409 during the years ended December 31, 2005, 2004 and 2003. Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, net servicing income. The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that the Company believes market participants would use for similar assets. In connection with these loans serviced for others, the Bank held borrowers' escrow balances of approximately $5,730 and $4,764 at December 31, 2005 and 2004, respectively.

Multifamily Loans Sold To FNMA - The Bank implemented a program in December 2002 to originate and sell multifamily residential mortgage loans in the secondary market to FNMA while retaining servicing. The Bank underwrites these loans using its customary underwriting standards, funds the loans, and sells them to FNMA at agreed upon pricing. At December 31, 2005 and 2004, the Bank serviced $386,781 and $295,800, respectively, of loans sold pursuant to this program with respective corresponding loan servicing assets of $2,074 and $2,226. Amortization of these servicing rights was $559, $441 and $364 during the years ended December 31, 2005, 2004 and 2003, respectively. Under the terms of the sales program, the Bank retains a portion of the associated credit risk. At December 31, 2005 and 2004, the Bank's maximum potential exposure related to secondary market sales to FNMA with respect to this specific program was $15,564 and $12,754, respectively. The Bank retains this level of exposure until the portfolio of loans is satisfied in its entirety or the Bank funds claims by FNMA for the maximum loss exposure. As of December 31, 2005 and 2004, the Bank had not realized any losses related to these loans. Reserves of $1,771 and $1,625 were established as of December 31, 2005 and 2004, respectively, related to this exposure. The reserve recorded relating to this exposure was included in the calculation of the gain on the sale of the loans. No additional provisions relating to this exposure were recorded during the years ended December 31, 2005, 2004 and 2003.

Key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:
	At December 31, 2005	At December 31, 2004	At December 31, 2003
Carrying value of the servicing asset	$2,074	$2,226	$1,995
Fair value of the servicing asset	2,890	2,460	1,995
Weighted average life (in years)	8.25	7.25	7.25
Prepayment speed assumptions (annual rate)	151 PSA	152 PSA	159 PSA
Impact on fair value of 10% adverse change	$(60)	$(55)	$(54)
Impact on fair value of 20% adverse change	$(118)	$(108)	$(105)
Expected credit losses (annual rate)	$13	$341	$105
Impact on fair value of 10% adverse change	$(4)	$(306)	$(10)
Impact on fair value of 20% adverse change	$(9)	$(609)	$(19)
Residual cash flows discount rate (annual rate)	12.75%	10.50%	9.75%
Impact on fair value of 10% adverse change	$(70)	$(52)	$(61)
Impact on fair value of 20% adverse change	$(137)	$(101)	$(119)
Average Interest rate on adjustable rate loans	5.41%	5.40%	5.72%
Impact on fair value of 10% adverse change	-	-	-
Impact on fair value of 20% adverse change	-	-	-

8. PREMISES AND FIXED ASSETS

The following is a summary of premises and fixed assets:

	December 31, 2005	December 31, 2004
Land	$2,308	$2,308
Buildings	10,028	10,102
Leasehold improvements	13,440	12,736
Furniture, fixtures and equipment	12,387	11,785
	38,163	36,931
Less: accumulated depreciation and amortization	(21,636)	(20,279)
	$16,527	$16,652

Depreciation and amortization expense amounted to approximately $1,371, $1,490 and $1,412 during the years ended December 31, 2005, 2004 and 2003, respectively.

9. FEDERAL HOME LOAN BANK OF NEW YORK CAPITAL STOCK

The Bank is a Savings Bank Member of the FHLBNY. Membership requires the purchase of shares of FHLBNY capital stock at $100 per share. The Bank owned 299,173 shares and 253,250 shares at December 31, 2005 and 2004, respectively. The Bank recorded dividends on the FHLBNY capital stock of $1,139, $488 and $1,299 during the years ended December 31, 2005, 2004 and 2003, respectively. During the fourth quarter of 2003, the FHLBNY significantly reduced its quarterly dividend payment on the capital stock, which resulted in a decline in income received by the Company during 2004.

10. DUE TO DEPOSITORS

Deposits are summarized as follows:

	At December 31, 2005		At December 31, 2004
	Effective Cost	Liability	Effective Cost	Liability
Savings accounts	0.56%	$335,527	0.56%	$362,656
Certificates of deposit	3.50	978,585	2.52	959,951
Money market accounts	1.69	464,962	1.40	749,040
NOW and Super NOW accounts	1.01	38,697	1.08	45,178
Non-interest bearing checking accounts	-	97,001	-	93,224
	2.32%	$1,914,772	1.68%	$2,210,049

The distribution of certificates of deposit by remaining maturity was as follows:

	At December 31, 2005	At December 31, 2004
Maturity in one year or less	$794,263	$734,844
Over one year through three years	157,986	190,354
Over three years to five years	26,336	34,741
Over five years	-	12
Total certificates of deposit	$978,585	$959,951

The aggregate amount of certificates of deposit with a minimum denomination of one-hundred thousand dollars was approximately $292,936 and $263,205, at December 31, 2005 and 2004, respectively.

11. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Presented below is information concerning securities sold with agreement to repurchase:

	At or for the Fiscal Year Ended December 31,
	2005	2004
Balance outstanding at end of period	$205,455	$205,584
Average interest cost at end of period	2.99%	2.48%
Average balance outstanding during the period	$205,530	$129,426
Average interest cost during the period	2.90%	2.34%
Carrying value of underlying collateral at end of period	$213,925	$216,754
Estimated fair value of underlying collateral	$213,925	$216,754
Maximum balance outstanding at month end during the year	$205,584	$220,649

12. FEDERAL HOME LOAN BANK OF NEW YORK ADVANCES

The Bank had borrowings (''Advances'') from the FHLBNY totaling $531,500 and $506,500 at December 31, 2005 and 2004, respectively. The average interest cost of FHLBNY Advances was 4.48%, 4.00%, and 4.26% during the years ended December 31, 2005, 2004 and 2003, respectively. The average interest rate on outstanding FHLBNY Advances was 4.62% and 4.21% at December 31, 2005 and 2004, respectively. At December 31, 2005, in accordance with its Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank maintained the requisite qualifying collateral with the FHLBNY (principally real estate loans), as defined by the FHLBNY, to secure such Advances. During the year ended December 31, 2003, prepayment expenses were paid on FHLBNY Advances totaling $1,589 and were recorded as interest expense on FHLBNY Advances.  At December 31, 2005, the FHLBNY Advances had contractual maturities ranging from January 2006 through May 2013.  Certain of the FHLBNY Advances outstanding at December 31, 2005 contain call features that may be exercised by the FHLBNY.

13. SUBORDINATED NOTES PAYABLE AND TRUST PREFERRED SECURITIES PAYABLE

On April 12, 2000, the Holding Company issued subordinated notes in the aggregate amount of $25,000. The notes have a 9.25% fixed rate of interest and mature on May 1, 2010. Interest expense recorded on the notes, inclusive of amortization of related issuance costs, was $2,396 during each of the years ended December 31, 2005, 2004 and 2003.

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

During the years ended December 31, 2005 and 2004, interest expense recorded on the trust preferred securities totaled $5,129 and $4,016, respectively. Of the total interest payments, $152 and $118 were paid to the Holding Company during the years ended December 31, 2005 and 2004, respectively, related to its $2,165 investment in the securities, and were recorded in other non-interest income.

14. INCOME TAXES

The Company's consolidated Federal, State and City income tax provisions were comprised of the following:

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
		2005			2004			2003
	Federal	State and City	Total	Federal	State and City	Total	Federal	State and City	Total
Current	$18,919	$1,960	$20,879	$24,353	$3,629	$27,982	$30,202	$4,285	$34,487
Deferred	(691)	42	(649)	(348)	(185)	(533)	(3,439)	(247)	(3,686)
	$18,228	$2,002	$20,230	$24,005	$3,444	$27,449	$26,763	$4,038	$30,801

The preceding table excludes tax effects recorded directly to stockholders’ equity in connection with unrealized gains and losses on securities available-for-sale, stock-based compensation plans, and adjustment to other comprehensive income relating to minimum pension liability. These tax effects are disclosed as part of the presentation of the consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income.

The provision for income taxes differed from that computed at the Federal statutory rate as follows:

	Year Ended December 31,
	2005	2004	2003
Tax at Federal statutory rate	$19,754	$25,785	$28,727
State and local taxes, net of Federal income tax benefit	1,156	2,227	2,625
Benefit plan differences	(3)	288	419
Adjustments for prior period tax returns	(50)	(115)	(114)
Investment in Bank Owned Life Insurance	(660)	(685)	(741)
Other, net	33	(51)	(115)
	$20,230	$27,449	$30,801
Effective tax rate	35.84%	37.26%	37.53%

In accordance with SFAS 109, "Accounting for Income Taxes," deferred tax assets and liabilities are recorded for temporary differences between the book and tax bases of assets and liabilities.

The components of Federal and net State and City deferred income tax assets and liabilities were as follows:

	At December 31,
Deferred tax assets:	2005	2004
Excess book bad debt over tax bad debt reserve (a)	$6,762	$6,836
Employee benefit plans (a)	4,314	3,776
Tax effect of other comprehensive income on securities available-for-sale (b)	2,532	2,678
Other (a)	550	422
Total deferred tax assets	14,158	13,712
Deferred tax liabilities:
Difference in book and tax carrying value of fixed assets (b)	519	614
Tax effect of purchase accounting fair value adjustments (a)	428	515
Other (a)	36	140
Total deferred tax liabilities	$983	$1,269
Net deferred tax asset	$13,175	$12,443
(a)	Recorded in other assets.
(b)	Portions of this component of deferred taxes are recorded in other assets and other liabilities.

A valuation allowance against deferred tax assets was not recognized at December 31, 2005 and 2004 since it is more likely than not the deferred tax assets will be fully realized.

At December 31, 2005, the Bank had approximately $60,000 of bad debt reserves for New York State income tax purposes for which no provision for income tax was required to be recorded. However, these bad debt reserves could be subject to recapture into taxable income under certain circumstances. Approximately $15,000 of the Bank’s previously accumulated bad debt deductions were similarly subject to potential recapture for federal income tax purposes at December 31, 2005. New York State and federal recapture liabilities could be triggered by certain actions, including a distribution of these bad debt benefits to the Holding Company or the failure of the Bank to qualify as a bank for federal or New York tax purposes.

In order for the Bank to permissibly maintain a New York State tax bad debt reserve for thrifts, certain thrift definitional tests must be satisfied on an ongoing basis. These definitional tests include maintaining at least 60% of assets in thrift qualifying assets, as defined for tax purposes, and maintaining a thrift charter. If the Bank fails to satisfy these definitional tests, the transition to the reserve method permitted to commercial banks under New York State income tax law would result in an increase in the New York State income tax provision, and a deferred tax liability would be established to reflect the eventual recapture of some or all of the New York bad debt reserve.

The Company expects that it will take no action in the foreseeable future which would require the establishment of a tax liability associated with these bad debt reserves.

The Company is subject to regular examination by various tax authorities in jurisdictions in which the Company conducts significant business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from ongoing assessments. Tax reserves have been established, which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted as information becomes available or events requiring change in the reserve occur.

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

The net periodic (credit)cost for the Employee Retirement Plan includes the following components:

	Year Ended December 31,
	2005	2004	2003
Interest cost	1,068	1,067	$1,081
Expected return on plan assets	(1,650)	(1,589)	(1,504)
Net amortization and deferral	545	584	634
Net periodic (credit) cost	$(37)	$62	$211

Major assumptions utilized to determine the net periodic cost (credit) were as follows:

	Year Ended December 31,
	2005	2004	2003
Discount rate	6.125%	6.25%	6.625%

The funded status of the Employee Retirement Plan was as follows:

	At December 31,
	2005	2004
Accumulated benefit obligation at end of period	$19,450	$17,970
Reconciliation of Projected benefit obligation:
Projected benefit obligation at beginning of period	$17,970	$17,597
Interest cost	1,068	1,067
Actuarial loss	1,495	371
Benefit payments	(1,055)	(1,058)
Settlements	(28)	(7)
Projected benefit obligation at end of period	19,450	17,970
Plan assets at fair value (investments in trust funds managed by trustee)
Balance at beginning of period	18,867	18,185
Return on plan assets	2,216	1,747
Contributions	-	-
Benefit payments	(1,055)	(1,058)
Settlements	(28)	(7)
Balance at end of period	20,000	18,867

Funded status:
Excess of plan assets over projected benefit obligation	550	897
Unrecognized loss from experience different from that assumed	7,656	7,272
Prepaid retirement expense included in other assets	$8,206	$8,169

The Bank uses October 1st as its measurement date for the Employee Retirement Plan. The Bank does not anticipate making any contributions to the Employee Retirement Plan in 2006.

Major assumptions utilized to determine the benefit obligations at December 31, 2005 and 2004 were as follows:

	At December 31,
	2005	2004
Discount rate	5.50%	6.125%
Expected long-term return on plan assets	9.00	9.00

Employee Retirement Plan assets are invested in six diversified investment funds of RSI Retirement Trust (the "Trust"), a no-load series open-ended mutual fund. The investment funds include four equity mutual funds and two bond mutual funds, each with its own investment objectives, strategies and risks, as detailed in the Trust's prospectus. The Trust has been given discretion by the plan sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust's Statement of Investment Objectives and Guidelines (the "Guidelines").

The long-term investment objective is to be invested 65% in equity mutual funds and 35% in bond mutual funds. If the plan is underfunded under the Guidelines, the bond fund portion will be temporarily increased to 50% in order to lessen asset value volatility. When the Employee Retirement Plan is no longer underfunded, the bond fund portion will be returned to 35%. Asset rebalancing is performed at least annually, with interim adjustments performed when the investment mix varies in excess of 5% from the target (i.e., a 10% target range).

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

The weighted average allocation by asset category of the assets of the Employee Retirement Plan were summarized as follows:

	At December 31,
	2005	2004
Asset Category
Equity securities	72%	69%
Debt securities (bond mutual funds)	28	31
Total	100%	100%

The allocations as of December 31, 2005 and 2004 are consistent with future planned allocation percentages as of December 31, 2005.

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

Benefit payments, which reflect expected future service (as appropriate), are expected to be made as follows:

Year Ending December 31,
2006	1,174
2007	1,179
2008	1,185
2009	1,199
2010	1,190
2011 to 2015	6,154

Retirement Plan for Board Members of Dime Community Bancshares, Inc. ("Directors' Retirement Plan") and BMP - The Holding Company and Bank maintain the BMP, which exists in order to compensate executive officers for any curtailments in benefits due to the statutory limitations on benefit plans. As of December 31, 2005 and 2004, the BMP had an investment in the Holding Company's common stock of $10,700 and $12,421, respectively. Benefit accruals under the defined benefit portion of the BMP were suspended on April 1, 2000, when they were suspended under the Employee Retirement Plan.

Effective July 1, 1996, the Bank established the Directors' Retirement Plan, which provides benefits to each eligible outside director commencing upon their termination of Board service or at age 65. Each outside director automatically becomes a participant in the Directors' Retirement Plan.

In March 2005, the Board of Directors of the Company approved an amendment to the Director's Retirement Plan that froze all participant benefits effective March 31, 2005. Upon receipt of an updated actuarial valuation report reflecting this amendment, the Company recorded a curtailment credit of $179 related to the Director's Retirement Plan during the quarter ended June 30, 2005.

The combined cost for the defined benefit portion of the BMP and the Directors' Retirement Plan includes the following components:

	Year Ended December 31,
	2005	2004	2003
Service cost	$-	$30	$25
Interest cost	286	289	310
Net amortization and deferral	73	123	130
Curtailment credit	(179)	-	-
Net periodic cost	$180	$442	$465

Major assumptions utilized to determine the net periodic cost for the BMP were as follows:

	Year Ended December 31,
	2005	2004	2003
Discount rate	6.125%	6.25%	6.625%

Major assumptions utilized to determine the net periodic cost for the Directors' Retirement Plan were as follows:

	Year Ended December 31,
	2005	2004	2003
Discount rate	6.00%	6.25%	6.50%
Rate of increase in fee compensation levels	4.0	4.0	4.0

The defined contribution costs incurred by the Company related to the BMP were $135, $404 and $1,975 for the years ended December 31, 2005, 2004 and 2003, respectively. There is no defined contribution cost incurred by the Holding Company or Bank under the Directors' Retirement Plan.

The combined funded status of the defined benefit portions of the BMP and Directors' Retirement Plan was as follows:

	At December 31,
	2005	2004
Accumulated benefit obligation at end of period	$5,067	$4,530
Reconciliation of Projected benefit obligation:
Projected benefit obligation at beginning of period	$4,917	$4,645
Service cost	-	30
Interest cost	286	289
Benefit payments	(32)	(31)
Actuarial loss (gain)	295	(16)
Curtailment credit	(399)	-
Projected benefit obligation at end of period	5,067	4,917

Plan assets at fair value:
Balance at beginning of period	-	-
Contributions	31	31
Benefit payments	(31)	(31)
Balance at end of period	-	-

Funded status:
Deficiency of plan assets over projected benefit obligation	(5,067)	(4,917)
Contributions by employer	7	8
Unrecognized (gain) loss from experience different from that assumed	420	(201)
Unrecognized net past service liability	-	619
Accrued expense included in other liabilities	$(4,640)	$(4,491)

Amount recognized in statement of financial condition consists of:
Pre-tax component of other comprehensive income	$505	-
Accrued liability	$(5,145)	$(4,491)

Major assumptions utilized to determine the benefit obligations at December 31, 2005 and 2004 were as follows:

	At December 31, 2005		At December 31, 2004
	BMP	Directors' Retirement Plan	BMP	Directors' Retirement Plan
Discount rate	5.50%	5.50%	6.125%	6.00%
Rate of increase in compensation levels	-	-	-	4.00

The Bank uses October 1st as its measurement date for both the BMP and Directors' Retirement Plan. Both the BMP and the Directors' Retirement Plan are unfunded non-qualified benefit plans that are not anticipated to ever hold assets for investment. Any contributions made to either the BMP or the Directors' Retirement Plan are expected to be used immediately to pay benefits that come due.

The Bank expects to contribute $177 to the BMP and $156 to the Directors' Retirement Plan during the year ending December 31, 2006 in order to pay benefits due under the respective plans.

Combined benefit payments under the BMP and the Directors' Retirement Plan, which reflect expected future service (as appropriate), are expected to be made as follows:

Year Ending December 31,
2006	333
2007	339
2008	347
2009	355
2010	363
2011 to 2015	2,060

401(k) Plan - The Bank also maintains the 401(k) Plan which covers substantially all employees. The 401(k) Plan annually receives the proceeds from a 100% vested cash contribution to all participants in the ESOP in the amount of 3% of "covered compensation" [defined as total W-2 compensation including amounts deducted from W-2 compensation for pre-tax benefits such as health insurance premiums and contributions to the 401(k) Plan] up to applicable Internal Revenue Service limits. Effective March 1, 2004, any compensation resulting from either the granting or vesting of restricted stock or the exercise of stock options is excluded from "covered compensation." These amounts were previously included. The participants have the ability to invest this contribution in any of the investment options offered under the 401(k) Plan. The Bank makes no other contributions to the 401(k) Plan. Expenses associated with this contribution totaled $425, $457 and $393 during the years ended December 31, 2005, 2004 and 2003, respectively.

The 401(k) Plan owns participant investments in the Holding Company's common stock for the accounts of participants which totaled $8,082 and $10,147 at December 31, 2005 and 2004, respectively.

Postretirement Benefit Plan - The Bank offers the Postretirement Benefit Plan to its retired employees who have provided at least five consecutive years of credited service and were active employees prior to April 1, 1991, as follows:

(1) Qualified employees who retired prior to April 1, 1991 receive the full medical coverage in effect at the time of retirement until their death at no cost to such retirees;

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

The Postretirement Benefit Plan cost includes the following components:

	Year Ended December 31,
	2005	2004	2003
Service cost	$72	$57	$57
Interest cost	256	230	242
Unrecognized past service liability	(28)	(28)	(28)
Amortization of unrealized loss	56	33	41
	$356	$292	$312

Major assumptions utilized to determine the net periodic cost were as follows:

	Year Ended December 31,
	2005	2004	2003
Discount rate	6.125%	6.25%	6.625%
Rate of increase in compensation levels	3.25	3.50	4.00

An escalation in the assumed medical care cost trend rates by 1% in each year would increase the net periodic cost by approximately $24. A decline in the assumed medical care cost trend rates by 1% in each year would decrease the accumulated Postretirement Benefit Plan obligation by approximately $21.

The funded status of the Postretirement Benefit Plan was as follows:

	At December 31, 2005	At December 31, 2004
Accumulated benefit obligation at end of period	$4,202	$4,271
Reconciliation of Projected benefit obligation:
Projected benefit obligation at beginning of period	$4,271	$3,779
Service cost	72	57
Interest cost	256	230
Actuarial (gain) loss	(243)	367
Benefit payments	(173)	(162)
Projected benefit obligation at end of period	4,183	4,271

Plan assets at fair value:
Balance at beginning of period	-	-
Contributions	173	162
Benefit payments	(173)	(162)
Balance at end of period	-	-

Funded status:
(Deficiency) of plan assets over projected benefit obligation	(4,183)	(4,271)
Unrecognized loss from experience different from that assumed	939	1,239
Unrecognized net past service liability	(83)	(112)
Accrued expense included in other liabilities	$(3,327)	$(3,144)

The Bank uses October 1st as its measurement date for the Postretirement Benefit Plan. The assumed medical care cost trend rate used in computing the accumulated Postretirement Benefit Plan obligation was 9.5% in 2005 and was assumed to decrease gradually to 3.75% in 2012 and remain at that level thereafter. An escalation in the assumed medical care cost trend rates by 1% in each year would increase the accumulated Postretirement Benefit Plan obligation by approximately $195. A decline in the assumed medical care cost trend rates by 1% in each year would decrease the accumulated Postretirement Benefit Plan obligation by approximately $178. The assumed discount rate and rate of compensation increase used to measure the accumulated Postretirement Benefit Plan obligation at December 31, 2005 were 5.50% and 3.00%, respectively. The assumed discount rate and rate of compensation increase used to measure the accumulated Postretirement Benefit Plan obligation at December 31, 2004 were 6.125% and 3.25%, respectively. The assumed discount rate and rate of compensation increase used to measure the accumulated Postretirement Benefit Plan obligation at December 31, 2003 were 6.25% and 3.5%, respectively.

On January 12, 2004, the FASB issued FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-1"). FSP 106-1 permits employers that sponsor postretirement benefit plans (plan sponsors) that provide prescription drug benefits to retirees to make a one-time election to defer the accounting impact, if any, of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "Act"), which was enacted into law on December 8, 2003. The Company made the election to defer recognition as of December 31, 2004 due to uncertainties regarding the application.

In May 2004, the FASB issued FSP 106-2 ("FSP 106-2") "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act")." to provide guidance on accounting for the effects of the Act to employers that sponsor postretirement health care plans which provide prescription drug benefits. FSP 106-2 supersedes FSP 106-1. FSP 106-2 applies only to sponsors of single-employer defined benefit postretirement health care plans for which (i) the employer has concluded that prescription drug benefits available under the plan to some or all participants, for some or all future years, are "actuarially equivalent" to Medicare Part D and thus qualify for the subsidy provided by the Act, and (ii) the expected subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. FSP 106-2 provides guidance on measuring the accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit cost, and the effects of the Act on the APBO. The Company has determined that the benefits provided by the Postretirement Benefit Plan are actuarially equivalent to Medicare Part D under the Act. The effects of the subsidy resulted in a decrease in the APBO of $450 at December 31, 2005. The effects of the subsidy have been treated as an actuarial gain for purposes of calculating the APBO as of December 31, 2005. The Company has filed a claim for the subsidy for coverage provided under the Postretirement Benefit Plan in 2005. This filing is under review by the government and, as a result, the Bank cannot determine the amount of subsidy it will ultimately receive.

The Postretirement Benefit Plan is an unfunded non-qualified benefit plan that is not anticipated to ever hold assets for investment. Any contributions made to the Postretirement Benefit Plan are expected to be used immediately to pay benefits that come due.
The Bank expects to contribute $155 to the Postretirement Benefit Plan during the year ending December 31, 2006 in order to pay benefits due under the plan.

Benefit payments under the Postretirement Benefit Plan, which reflect expected future service (as appropriate), are expected to be made as follows:

Year Ending December 31,
2006	$155
2007	157
2008	158
2009	152
2010	153
2011 to 2015	871

ESOP - The Holding Company adopted the ESOP in connection with the Bank's conversion to stock ownership. The ESOP borrowed $11,638 from the Holding Company and used the funds to purchase 3,927,825 shares of the Holding Company's common stock. The loan was originally to be repaid principally from the Bank's discretionary contributions to the ESOP over a period of time not to exceed 10 years from the date of the conversion. Effective July 1, 2000, the loan agreement was amended to extend the repayment period to thirty years from the date of the conversion, with the right of optional prepayment. In exchange for the extension of the loan agreement, various benefits were offered to participants, which included the addition of pre-tax employee contributions to the 401(k) Plan, a 3% annual employer contribution to the ESOP [which is automatically transferred to the 401(k) Plan], and the pass-through of cash dividends received by the ESOP to the individual participants. The loan had an outstanding balance of $4,655 and $4,749 at December 31, 2005 and December 31, 2004, respectively, and a fixed rate of 8.0%.

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation, as defined in the plan, in the year of allocation. ESOP distributions vest at a rate of 25% per year of service, beginning after two years, with full vesting after five years, or upon attainment of age 65, death, disability, retirement or in the event of a "change of control" of the Holding

Company as defined in the ESOP. Common stock allocated to participating employees totaled 78,155 shares, 149,219 shares, and 149,217 shares during the years ended December 31, 2005, 2004 and 2003, respectively. The ESOP benefit expense recorded in accordance with Statement of Position 93-6 for allocated shares totaled $2,023, $2,475 and $2,434, respectively, for the years ended December 31, 2005, 2004 and 2003.

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

Stock Option Activity

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

On December 26, 1996, 4,702,796 stock options were granted to outside directors, officers and certain employees under the 1996 Stock Option Plan, all of which are fully exercisable at December 31, 2005. On January 20, 2000, 224,435 stock options remaining under the 1996 Stock Option Plan were granted to officers and certain employees. All of these stock options expire on January 20, 2010. One-fifth of the shares granted to participants under this grant became exercisable by participants on January 20, 2001, 2002, 2003, 2004 and 2005, respectively. No stock options may be granted under the 1996 Stock Option Plan after December 26, 2006.

On January 21, 1999, holders of stock options which had been granted by FIBC to purchase 327,290 shares of FIBC common stock were converted into options to purchase 598,331 shares of the Holding Company's common stock (the "Converted Options"). The expiration dates on all Converted Options remained unchanged from the initial grant by FIBC, and all Converted Options were fully exercisable at December 31, 2005.

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

On November 21, 2001, 540,447 stock options under the 2001 Stock Option Plan were granted to officers and certain employees. All of these stock options expire on November 21, 2011. One-fourth of the options under this grant became exercisable by participants on November 21, 2002, 2003, 2004 and 2005, respectively. On November 21, 2001, 67,500 stock options under the 2001 Stock Option Plan were granted to outside directors. All of these stock options expire on November 21, 2011 and became exercisable by the respective directors on November 21, 2002.

On February 1, 2003, a grant of 604,041 stock options under the 2001 Stock Option Plan was made to officers and certain employees. All of these stock options expire on February 1, 2013. When originally granted, one-fourth of the options under this grant were to become exercisable by participants on February 1, 2004, 2005, 2006 and 2007, respectively. On December 30, 2005, vesting was accelerated for all unvested options issued under this grant. On February 1, 2003, 75,000 stock options under the 2001 Stock Option Plan were granted to outside directors. All of these stock options expire on February 1, 2013 and became exercisable by the respective directors on February 1, 2004.

On January 27, 2004, a grant of 632,874 stock options was made under the 2001 Stock Option Plan to officers and certain employees. All of these stock options expire on January 27, 2014. When originally granted, one-fourth of the options under this grant were to become exercisable by participants on January 27, 2005, 2006, 2007 and 2008, respectively. On December 30, 2005, vesting was accelerated for all unvested options issued under this grant. On January 27, 2004, 81,000 stock options under the 2001 Stock Option Plan were granted to outside directors. All of these stock options expire on January 27, 2014 and, when originally granted, became exercisable by the respective directors on January 27, 2005.

2004 Stock Incentive Plan - In November 2004, the Company adopted the 2004 Stock Incentive Plan, which permits the Company to grant up to a total 1,496,300 restricted stock awards,

incentive or non-qualified stock options or stock appreciation rights to outside directors, officers and other employees of the Holding Company or the Bank. Of the total shares eligible for grant under the 2004 Stock Incentive Plan, only up to 374,075 shares may be granted as restricted stock awards. The full amount of 1,496,300 shares may be issued either fully as stock options or stock appreciation rights, or a combination thereof. The Compensation Committee of the Board of Directors administers the 2004 Stock Incentive Plan and authorizes all equity grants.

On January 31, 2005, a grant of 76,320 options was made to outside directors of the Company under the 2004 Stock Incentive Plan. These options expire on January 31, 2015, and, upon grant, were to become fully exercisable on January 31, 2006. On December 30, 2005, vesting was accelerated for all unvested options issued under this grant. On May 31, 2005, a grant of 318,492 stock options was made to officers of the Company. All of the options issued under this grant expire on May 31, 2015. When originally granted, one-fourth of the options under this grant were to become exercisable by participants on May 31, 2006, 2007, 2008 and 2009, respectively. On December 30, 2005, vesting was accelerated for all unvested options issued under both of these grants.

Combined activity related to the Stock Plans for the years ended December 31, 2005, 2004 and 2003 is as follows:

	At or for the Year Ended December 31,
	2005	2004	2003
Options outstanding - beginning of period	2,679,435	2,939,286	3,530,568
Options granted	394,812	713,874	679,041
Weighted average exercise price of grants	$15.36	$19.90	$13.15
Options exercised	534,637	971,052	1,263,244
Weighted average exercise price of exercised options	$4.72	$4.52	$4.29
Options forfeited	36,507	2,673	7,079
Weighted average exercise price of forfeited options	$17.40	$14.10	$12.75
Options outstanding - end of period	2,503,103	2,679,435	2,939,286
Weighted average exercise price of outstanding options - end of period	$13.87	$11.87	$7.49
Remaining options available for grant	1,169,653	62,478	774,649
Exercisable options at end of period	2,503,103	1,342,518	1,913,196
Weighted average exercise price on exercisable options - end of period	$13.87	$7.50	$5.15

Information regarding the range of exercise prices and weighted average remaining contractual lives of both options outstanding and options exercisable as of December 31, 2005 is summarized as follows:

Range of Exercise Prices	Outstanding as of December 31, 2005	Exercisable as of December 31, 2005	Weighted Average Exercise Price	Weighted Average Contractual Years Remaining
$2.00 - $2.50	7,500	7,500	$2.32	0.8
$2.51 - $3.00	78,806	78,806	2.79	1.4
$4.00 - $4.50	163,206	163,206	4.30	1.0
$4.51 - $5.00	27,587	27,587	4.56	4.1
$10.50 - $11.00	515,693	515,693	10.91	5.9
$13.00-$13.50	626,448	626,448	13.16	7.1
$15.00-$15.50	318,492	318,492	15.10	9.6
$16.00-$16.50	76,320	76,320	16.45	9.1
$19.50-$20.00	689,051	689,051	19.90	8.1
Total	2,503,103	2,503,103	$13.87	6.9

The weighted average fair value per option at the date of grant for stock options granted during the years ended December 31, 2005, 2004 and 2003 was estimated as follows:

	Year Ended December 31,
	2005	2004	2003
Total options granted	394,812	713,874	679,041
Estimated fair value on date of grant	$3.91	$4.80	$4.31
Pricing methodology utilized	Black- Scholes	Black- Scholes	Black- Scholes
Expected life (in years)	7.0	7.0	7.5
Interest rate	3.94%	3.56%	3.49%
Volatility	31.67	25.91	40.83
Dividend yield	3.67	2.68	3.45

Other Stock Awards

RRP - In December 1996, the Holding Company's shareholders approved the RRP, which is designed to retain key officers and directors of the Holding Company and Bank, as well as to provide them with a proprietary interest in the Company. On February 1, 1997, the Holding Company allocated 1,963,913 shares of stock to employees and outside directors. These shares vested in equal installments on February 1, 1998, 1999, 2000, 2001, and 2002.  On each vesting date, the RRP re-acquired shares that were sold by RRP participants in order to fund income tax obligations associated with their individual vesting of shares. In addition, during the period February 1, 1997 through February 1, 2002 the RRP re-acquired shares that were forfeited by participants. The shares re-acquired by the RRP during the period February 1, 1997 through February 1, 2002, either through the repurchase or forfeiture of previously allocated shares, totaled 343,797. On May 17, 2002, a grant of 67,500 RRP shares was made to certain officers of the Bank. These shares vest as follows: 20% on November 25, 2002, and 20% each on April 25, 2003, 2004, 2005 and 2006. The RRP has re-acquired 21,817 shares of common stock that were sold by RRP participants in order to fund income tax obligations associated with their individual vesting of shares under the May 17, 2002 grant. At December 31, 2005, 298,114 shares held by the RRP remained eligible for future allocation. The Company continues to account for compensation expense under the RRP pursuant to Accounting Principles Board 25, measuring compensation cost based upon the average acquisition value of the RRP shares. Effective January 1, 2006, the Company will account for compensation expense under the RRP pursuant to SFAS 123R.

The following is a summary of activity related to the RRP for the years ended December 31, 2005, 2004 and 2003:

	At or for the Year Ended December 31,
	2005	2004	2003
Shares acquired (a)	5,636	5,493	5,403
Shares vested	13,500	13,500	13,500
Shares allocated	-	-	-
Unallocated shares - end of period	298,114	292,478	286,985
Unvested allocated shares - end of period	13,500	27,000	40,500
Compensation recorded to expense	$108	$108	$108

(a) Represents shares re-acquired from either participant sales of vested shares in order to satisfy income tax obligations or participant forfeitures.

Restricted Stock Awards - On March 17, 2005, a grant of 31,804 restricted stock awards was made to officers of the Bank under the 2004 Stock Incentive Plan. One-fourth of these awards vest to the respective recipients on May 31, 2006, 2007, 2008 and 2009, respectively. During the year ended December 31, 2005, an expense of $96 was recorded related to these shares.

16. COMMITMENTS AND CONTINGENCIES

Mortgage Loan Commitments and Lines of Credit - At December 31, 2005 and 2004, the Bank had outstanding commitments to make real estate loans aggregating approximately $55,353 and $57,407, respectively.

At December 31, 2005, commitments to originate fixed-rate and adjustable-rate real estate loans were $3,362 and $51,991 respectively. Interest rates on fixed-rate commitments ranged between 5.88% and 7.25%. Substantially all of the Bank's commitments expire within three months of their acceptance by the prospective borrower. A concentration risk exists with these commitments as virtually all of them involve multifamily and underlying cooperative properties located within the New York City metropolitan area.

At December 31, 2005, unused lines of credit offered on one- to four-family residential, multifamily residential and commercial real estate loans totaled $35,654. At December 31, 2005, unused commitments to extend credit related construction loans and overdraft checking accounts totaled $23,153 and $3,977, respectively.

At December 31, 2005, the Bank had available unused lines of credit with the FHLBNY totaling $100,000 expiring on September 13, 2006.

Lease Commitments - At December 31, 2005, aggregate minimum annual rental commitments on operating leases were as follows:

Year Ending December 31,	Amount
2006	1,146
2007	1,141
2008	976
2009	969
2010	891
Thereafter	4,654
Total	$9,777

Rental expense for the years ended December 31, 2005, 2004 and 2003 totaled 1,283, $1,190, and $1,117, respectively.

Litigation - The Company and its subsidiaries are subject to certain pending and threatened legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or in instances in which the legal proceedings are in their early stages. The Company cannot predict with certainty the actual loss or range of loss related to such legal proceedings, how or when they will be resolved, or what the ultimate settlement may be. Consequently, the Company cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred. In the opinion of management, after consultation with counsel, the resolution of all ongoing legal proceedings will not have a material adverse effect on the consolidated financial condition or results of operations of the Company. The Company accounts for potential losses related to litigation in accordance with SFAS 5 "Accounting for Contingencies." As of December 31, 2005 and 2004, reserves provided for potential losses related to litigation matters were not material.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value amounts below have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and Due From Banks - The fair value is assumed to be equal to their carrying value as these amounts are due upon demand.

Investment Securities and MBS - The fair value of these securities is based on quoted market prices obtained from an independent pricing service.

Federal Funds Sold and Short Term Investments - The fair value of these assets, principally overnight deposits, is assumed to be equal to their carrying value due to their short maturity.

FHLBNY Capital Stock - The fair value of FHLBNY stock is assumed to be equal to the carrying value as the stock is carried at par value and redeemable at par value by the FHLBNY.

Loans and Loans Held for Sale - The fair value of loans receivable is determined by utilizing either secondary market prices, or, to a greater extent, by discounting the future cash flows, net of anticipated prepayments of the loans, using an interest rate for which loans with similar terms would be originated to new borrowers. This methodology is applied to all loans, inclusive of impaired and non-accrual loans.

MSR -The fair value of the MSR is measured by the discounted anticipated cash flows through contractual maturity

Deposits - The fair value of savings, money market, NOW, Super NOW and checking accounts is assumed to be their carrying amount. The fair value of certificates of deposit is based upon the discounted value of contractual cash flows using current interest rates for instruments of the same remaining maturity.

Escrow and Other Deposits - The estimated fair value of escrow and other deposits is assumed to be their carrying amount payable.

Borrowed Funds - For borrowed funds with stated maturity or subsequent interest rate repricing dates occurring within one year, the carrying value is the best estimate of fair value. For borrowings with stated maturity or subsequent interest rate repricing dates occurring after one year, the fair value is measured by the discounted anticipated cash flows through contractual maturity or next interest repricing date, or an earlier call date if the borrowing is expected to be called, as of the balance sheet date. The carrying amount of accrued interest payable on borrowed funds is its fair value.

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

The estimated fair values of the Company's consolidated financial instruments at December 31, 2005 and December 31, 2004 were as follows:

December 31, 2005	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$40,199	$40,199
Investment securities held-to-maturity	455	456
Investment securities available-for-sale	44,832	44,832
Mortgage-backed securities available-for-sale	193,453	193,453
Loans, net	2,595,410	2,570,841
Loans held for sale	900	900
MSR	2,402	2,890
Federal funds sold and short-term investments	60,014	60,014
FHLBNY capital stock	29,917	29,917
Liabilities:
Savings, money market, NOW, Super NOW and checking accounts	936,187	936,187
Certificates of deposit	978,585	973,230
Escrow and other deposits	47,518	47,518
Borrowed funds	834,120	831,041
Off Balance Sheet
Commitments to extend credit	-	(320)

December 31, 2004	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$26,581	$26,581
Investment securities held-to-maturity	585	589
Investment securities available-for-sale	54,840	54,840
Mortgage-backed securities held-to-maturity	465	485
Mortgage-backed securities available-for-sale	519,420	519,420
Loans, net	2,480,771	2,512,881
Loans held for sale	5,491	5,491
MSR	2,226	2,460
Federal funds sold and short-term investments	103,291	103,291
FHLBNY capital stock	25,325	25,325
Liabilities:
Savings, money market, NOW, Super NOW and checking accounts	1,250,098	1,250,098
Certificates of deposit	959,951	959,211
Escrow and other deposits	48,284	48,284
Borrowed funds	809,249	818,484
Off Balance Sheet
Commitments to extend credit	-	(357)

18. TREASURY STOCK

The Holding Company purchased 801,384 shares, 1,987,529 shares and 1,612,500 shares of its common stock into treasury during the years ended December 31, 2005, 2004 and 2003, respectively. All shares were purchased in accordance with applicable regulations of the OTS and the Securities and Exchange Commission.

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

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). The Bank's primary regulatory agency, the OTS, requires that the Bank maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, and total risk-based capital (as defined in the regulations) of 8%. In addition, insured institutions in the strongest financial and managerial condition, with a rating of one (the highest rating of the OTS under the Uniform Financial Institutions Rating System) are required to maintain a Leverage Capital Ratio (the "Leverage Capital Ratio") of not less than 3.0% of total assets. For all other banks, the minimum Leverage Capital Ratio requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the institution. The Bank is also subject to prompt corrective action requirement regulations promulgated by the Federal Deposit Insurance Corporation. These regulations require the Bank to maintain a minimum of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations). As of December 31, 2005, the Bank satisfied all capital adequacy requirements to which it was subject.

As of December 31, 2005 and 2004, the Bank satisfied all criteria necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$299,666	9.84%	$45,673	1.5%	N/A	N/A
Leverage capital	299,666	9.84	121,794	4.0%	N/A	N/A
Total risk-based capital (to risk weighted assets)	301,657	14.30	168,787	8.0%	$210,983	10.00%
Tier I risk-based capital (to risk weighted assets)	285,872	13.55	N/A	N/A	126,590	6.00
Tier I leverage capital (to average assets)	299,666	9.26	N/A	N/A	161,725	5.00

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of December 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$256,955	7.88%	$48,937	1.5%	N/A	N/A
Leverage capital	256,955	7.88	130,498	4.0%	N/A	N/A
Total risk-based capital (to risk weighted assets)	261,835	12.83	163,247	8.0%	$204,058	10.00%
Tier I risk-based capital (to risk weighted assets)	246,292	12.07	N/A	N/A	122,435	6.00
Tier I leverage capital (to average assets)	256,955	7.82	N/A	N/A	163,123	5.00

The following is a reconciliation of GAAP capital to regulatory capital for the Bank:

	At December 31, 2005			At December 31, 2004
	Tangible Capital	Leverage Capital	Total Risk-Based Capital	Tangible Capital	Leverage Capital	Total Risk-Based Capital
GAAP capital	$351,799	$351,799	$351,799	$309,190	$309,190	$309,190
Non-allowable assets:
Core deposit intangible	-	-	-	(48)	(48)	(48)
MSR	(234)	(234)	(234)	(250)	(250)	(250)
Accumulated other comprehensive loss	3,739	3,739	3,739	3,701	3,701	3,701
Goodwill	(55,638)	(55,638)	(55,638)	(55,638)	(55,638)	(55,638)
Adjustment for recourse provision on loans sold	-	-	(13,794)	-	-	(10,663)
Tier 1 risk-based capital	299,666	299,666	285,872	256,955	256,955	246,292
General valuation allowance	-	-	15,785	-	-	15,543
Total capital	299,666	299,666	301,657	256,955	256,955	261,835
Minimum capital requirement	45,673	121,794	168,787	48,937	130,498	163,247
Regulatory capital excess	$253,993	$177,872	$132,870	$208,018	$126,457	$98,588

20. UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following represents the unaudited consolidated results of operations for each of the quarters during the fiscal years ended December 31, 2005, 2004 and 2003.

For the three months ended	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Net interest income	$22,976	$21,938	$20,949	$20,991
Provision for loan losses	60	60	60	160
Net interest income after provision for loan losses	22,916	21,878	20,889	20,831
Non-interest income (loss)	4,054	(970)	4,038	3,546
Non-interest expense	9,758	9,933	10,736	10,315
Income before income taxes	17,212	10,975	14,191	14,062
Income tax expense	6,341	3,717	5,089	5,083
Net income	$10,871	$7,258	$9,102	$8,979
Earnings per share (1):
Basic	$0.31	$0.21	$0.26	$0.26
Diluted	$0.30	$0.20	$0.26	$0.25

For the three months ended	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Net interest income	$24,116	$23,874	$24,053	$23,802
Provision for loan losses	60	60	60	100
Net interest income after provision for loan losses	24,056	23,814	23,993	23,702
Non-interest income	5,617	6,732	4,498	3,666
Non-interest expense	10,365	10,552	10,490	11,000
Income before income taxes	19,308	19,994	18,001	16,368
Income tax expense	6,968	7,588	6,755	6,138
Net income	$12,340	$12,406	$11,246	$10,230
Earnings per share (1):
Basic	$0.35	$0.35	$0.32	$0.29
Diluted	$0.33	$0.34	$0.31	$0.29

(1) The quarterly earnings per share amounts, when added, may not coincide with the full fiscal year earnings per share reported on the Consolidated Statement of Operations due to differences in the computed weighted average shares outstanding as well as rounding differences.

21. CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following statements of condition as of December 31, 2005 and 2004, and the related statements of operations and cash flows for the years ended December 31, 2005, 2004 and 2003, reflect the Company's investment in its wholly-owned subsidiaries, the Bank and 842 Manhattan Avenue Corp., using the equity method of accounting:

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	At December 31, 2005	At December 31, 2004
ASSETS:
Cash and due from banks	$2,673	$962
Investment securities available-for-sale	9,107	18,886
Mortgage-backed securities available-for-sale	2,360	3,341
Federal funds sold and short term investments	13,716	36,951
ESOP loan to subsidiary	4,655	4,749
Investment in subsidiaries	352,130	309,492
Other assets	6,357	6,818
Total assets	$390,998	$381,199

LIABILITIES AND STOCKHOLDERS' EQUITY:
Subordinated notes payable	$25,000	$25,000
Trust Preferred securities payable	72,165	72,165
Other liabilities	2,119	2,313
Stockholders' equity	291,714	281,721
Total liabilities and stockholders' equity	$390,998	$381,199

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Fiscal Year Ended December 31,
	2005	2004	2003
Net interest loss	$(5,911)	$(5,054)	$(1,308)
Dividends received from Bank	11	30,000	35,000
Non-interest income	152	377	1
Non-interest expense	(512)	(638)	(701)
(Loss) Income before income taxes and equity in undistributed earnings of direct subsidiaries	(6,260)	24,685	32,992
Income tax credit	2,721	2,373	697
(Loss) Income before equity in undistributed earnings of direct subsidiaries	(3,539)	27,058	33,689
Equity in undistributed earnings of subsidiaries	39,749	19,164	17,587
Net income	$36,210	$46,222	$51,276

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 31,
	2005	2004	2003
Cash flows from Operating Activities:
Net income	$36,210	$46,222	$51,276
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of direct subsidiaries	(39,749)	(19,164)	(17,587)
Gain on sale of assets	-	(258)	-
Net (amortization) accretion of (premium) discount on securities available-for-sale	(299)	(432)	6
Decrease (Increase) in other assets	461	(6,231)	585
(Decrease) Increase in other liabilities	(144)	700	584
Net cash (used in) provided by operating activities	(3,521)	20,837	34,864

Cash flows from Investing Activities:
Decrease (Increase) in federal funds sold and short-term Investments	23,235	(33,198)	(996)
Proceeds from maturities of investment securities available-for-sale	25,000	-	-
Proceeds from sale of investment securities available-for-sale	-	2,959	-
Proceeds from transfer of securities	-	-	270
Purchases of investment securities available-for-sale	(15,000)	(12,999)	(323)
Principal repayments on mortgage-backed securities available-for-sale	945	1,790	3,873
Principal repayments on ESOP loan	94	453	459
Net cash provided by (used in) investing activities	34,274	(40,995)	3,283

Cash flows from Financing Activities:
Issuance of common stock	5	9	8
Cash disbursed in payment of stock dividend	-	(12)	-
Proceeds from issuance of trust preferred securities	-	72,165	-
Common stock issued for exercise of stock options and stock benefit plans	2,222	4,007	5,316
Cash dividends paid to stockholders	(19,868)	(19,743)	(15,801)
Purchase of treasury stock	(12,178)	(38,198)	(26,828)
Benefit plan payments reimbursed by subsidiary	777	1,996	-
Net cash (used in) provided by financing activities	(29,042)	20,224	(37,305)

Net increase in cash and due from banks	1,711	66	842
Cash and due from banks, beginning of period	962	896	54
Cash and due from banks, end of period	$2,673	$962	$896
* * * * *

Exhibit Number
3(i)	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (1)
3(ii)	Amended and Restated Bylaws of Dime Community Bancshares, Inc. (1)
4.1	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. [See Exhibit 3(i) hereto]
4.2	Amended and Restated Bylaws of Dime Community Bancshares, Inc. [See Exhibit 3(ii) hereto]
4.3	Draft Stock Certificate of Dime Community Bancshares, Inc. (2)
4.4	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock (3)
4.5	Rights Agreement, dated as of April 9, 1998, between Dime Community Bancorp, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (3)
4.6	Form of Rights Certificate (3)
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
   as Guarantee Trustee, for the benefit of the holders from time to time of the Series B Capital Securities of Dime Community Capital Trust I (8)

10.1	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Vincent F. Palagiano (4)
10.2	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Michael P. Devine (4)
10.3	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Kenneth J. Mahon (4)
10.4	Employment Agreement between Dime Community Bancorp, Inc. and Vincent F. Palagiano (9)
10.5	Employment Agreement between Dime Community Bancorp, Inc. and Michael P. Devine (9)
10.6	Employment Agreement between Dime Community Bancorp, Inc. and Kenneth J. Mahon (9)
10.7	Form of Employee Retention Agreement by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain officers (4)
10.8	The Benefit Maintenance Plan of Dime Community Bancorp, Inc. (5)
10.9	Severance Pay Plan of The Dime Savings Bank of Williamsburgh (4)
10.10	Retirement Plan for Board Members of Dime Community Bancorp, Inc. (5)
10.11	Dime Community Bancorp, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees, as amended by amendments number 1 and 2 (5)
10.12	Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc., as amended by amendments number 1 and 2 (5)
10.13	Form of stock option agreement for Outside Directors under Dime Community Bancshares, Inc. 1996 and 2001 Stock Option Plans for Outside Directors, Officers and Employees (5)
10.14	Form of stock option agreement for officers and employees under Dime Community Bancshares, Inc. 1996 and 2001 Stock Option Plans for Outside Directors, Officers and Employees (5)
10.15	Form of award notice for outside directors under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc.(5)
10.16	Form of award notice for officers and employees under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc. (5)
10.17	Financial Federal Savings Bank Incentive Savings Plan in RSI Retirement Trust (6)
10.18	Financial Federal Savings Bank Employee Stock Ownership Plan (6)
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
exhibits continued on next page

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

(10) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed on March 16, 2005.