Form 10-Q
period 2006-03-31
DIME COMMUNITY BANCSHARES INC
filed 2006-05-10
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
OR

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
YES   X   NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.
LARGE ACCELERATED FILER          ACCELERATED FILER   X    NON-ACCELERATED FILER ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES          NO   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at May 8, 2006
$.01 Par Value	35,880,269

	PART I - FINANCIAL INFORMATION
		Page
Item 1.	Condensed Financial Statements (Unaudited)
	Consolidated Statements of Financial Condition at March 31, 2006 and December 31, 2005	3
	Consolidated Statements of Operations for the Three-Months Ended March 31, 2006 and 2005	4
	Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended March 31, 2006 and 2005 and Statements of Comprehensive Income for the Three-Months Ended March 31, 2006 and 2005	5
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005	6
	Notes to Consolidated Financial Statements	7-14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27-29
Item 4.	Controls and Procedures	29

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29-30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information	30
Item 6.	Exhibits	30-31
	Signatures	32

This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by use of words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "outlook," "plan," "potential," "predict," "project," "should," "will," "would" and similar terms and phrases, including references to assumptions.

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

The Company has no obligation to update forward-looking statements to reflect events or circumstances after the date of this document.

Item 1. Condensed Financial Statements (Unaudited)

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)
	March 31, 2006	December 31, 2005
ASSETS:
Cash and due from banks	$28,510	$40,199
Federal funds sold and short-term investments	68,650	60,014
Encumbered investment securities held-to-maturity (estimated fair value of $456 and $456 at March 31, 2006 and December 31, 2005, respectively)	455	455
Investment securities available-for-sale, at fair value
Encumbered	2,499	13,062
Unencumbered	27,944	31,770
	30,443	44,832
Mortgage-backed securities available-for-sale, at fair value:
Encumbered	145,478	191,093
Unencumbered	35,873	2,360
	181,351	193,453
Loans:
Real estate, net	2,639,500	2,608,854
Other loans	2,134	2,341
Less allowance for loan losses	(15,728)	(15,785)
Total loans, net	2,625,906	2,595,410
Loans held for sale	10,520	900
Premises and fixed assets, net	16,752	16,527
Federal Home Loan Bank of New York capital stock	31,492	29,917
Goodwill	55,638	55,638
Other assets	89,878	88,881
Total Assets	$3,139,595	$3,126,226
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$1,847,775	$1,817,771
Non-interest bearing deposits	99,025	97,001
Total deposits	1,946,800	1,914,772
Escrow and other deposits	77,270	47,518
Securities sold under agreements to repurchase	120,455	205,455
Federal Home Loan Bank of New York advances	566,500	531,500
Subordinated notes payable	25,000	25,000
Trust Preferred securities payable	72,165	72,165
Other liabilities	38,724	38,102
Total Liabilities	2,846,914	2,834,512
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at March 31, 2006 and December 31, 2005)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 50,769,968 shares and 50,633,881 shares issued at March 31, 2006 and December 31, 2005, respectively, and 36,958,894 shares and 36,956,907 shares outstanding at March 31, 2006 and December 31, 2005, respectively)	508	506
Additional paid-in capital	204,896	204,083
Retained earnings	278,021	274,579
Accumulated other comprehensive loss, net of deferred taxes	(4,027)	(3,328)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(4,569)	(4,627)
Unearned and unallocated common stock of Recognition and Retention Plan ("RRP")	(3,596)	(2,979)
Common stock held by Benefit Maintenance Plan ("BMP")	(7,941)	(7,941)
Treasury stock, at cost (13,811,074 shares and 13,676,974 shares at March 31, 2006 and December 31, 2005, respectively)	(170,611)	(168,579)
Total Stockholders' Equity	292,681	291,714
Total Liabilities And Stockholders' Equity	$3,139,595	$3,126,226
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2006	2005
Interest income:
Loans secured by real estate	$37,839	$36,577
Other loans	49	37
Mortgage-backed securities	1,845	4,490
Investment securities	482	606
Other	1,156	954
Total interest income	41,371	42,664

Interest expense:
Deposits and escrow	11,496	9,381
Borrowed funds	9,434	8,573
Total interest expense	20,930	17,954
Net interest income	20,441	24,710
Provision for loan losses	60	60
Net interest income after provision for loan losses	20,381	24,650

Non-interest income:
Service charges and other fees	1,497	1,408
Net gain on sales of loans	399	135
Net gain on sales and redemptions of securities and other assets	478	-
Income from Bank owned life insurance	464	477
Other	322	300
Total non-interest income	3,160	2,320

Non-interest expense:
Salaries and employee benefits	5,283	5,035
ESOP and RRP compensation expense	585	572
Occupancy and equipment	1,412	1,336
Federal deposit insurance premiums	69	84
Data processing costs	744	413
Other	2,355	2,318
Total non-interest expense	10,448	9,758

Income before income taxes	13,093	17,212
Income tax expense	4,685	6,341
Net income	$8,408	$10,871

Earnings per Share:
Basic	$0.24	$0.31
Diluted	$0.24	$0.30
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Common Stock (Par Value $0.01):
Balance at beginning of period	$506	$501
Shares issued in exercise of options	2	2
Balance at end of period	508	503

Additional Paid-in Capital:
Balance at beginning of period	204,083	198,183
Stock options exercised	451	696
Tax benefit of benefit plans	29	-
RRP shares acquired from treasury	106	103
Amortization of excess fair value over cost - ESOP stock	227	287
Balance at end of period	204,896	199,269

Retained Earnings:
Balance at beginning of period	274,579	258,237
Net income for the period	8,408	10,871
Cash dividends declared and paid	(4,966)	(4,968)
Balance at end of period	278,021	264,140

Accumulated Other Comprehensive Income:
Balance at beginning of period	(3,328)	(3,228)
Change in other comprehensive (loss) income during the period, net of deferred taxes	(699)	(2,930)
Balance at end of period	(4,027)	(6,158)

Employee Stock Ownership Plan:
Balance at beginning of period	(4,627)	(4,749)
Amortization of earned portion of ESOP stock	58	23
Balance at end of period	(4,569)	(4,726)

Recognition and Retention Plan:
Balance at beginning of period	(2,979)	(2,612)
Common stock acquired by RRP	(699)	(491)
Amortization of earned portion of RRP stock	82	32
Balance at end of period	(3,596)	(3,071)

Treasury Stock:
Balance at beginning of period	(168,579)	(157,263)
Common stock acquired by RRP	592	388
Purchase of treasury shares, at cost	(2,624)	(2,964)
Balance at end of period	(170,611)	(159,839)

Common Stock Held by Benefit Maintenance Plan
Balance at beginning and end of period	(7,941)	(7,348)

Statements of Comprehensive Income
Net Income	$8,408	$10,871
Net unrealized securities (losses) arising during the period, net of taxes of $(595) and $(2,253) during the three months ended March 31, 2006 and 2005, respectively	(699)	(2,930)
Comprehensive Income	$7,709	$7,941
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In thousands)
	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$8,408	$10,871
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net gain on the sale of investment securities and other assets	(478)	-
Net gain on sale of loans held for sale	(399)	(135)
Net depreciation and amortization	410	849
ESOP compensation expense	285	310
Stock plan compensation (excluding ESOP)	82	32
Provision for loan losses	60	60
Origination of loans held for sale	(36,321)	(39,760)
Proceeds from sale of loans held for sale	27,100	44,096
Increase in cash surrender value of Bank Owned Life Insurance	(464)	(477)
Decrease in other assets	47	984
Increase in other liabilities	624	3,889
Net cash (used in) provided by operating activities	(646)	20,719
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in other short term investments	(8,632)	(14,216)
Proceeds from maturities of investment securities available-for-sale	14,575	-
Purchases of investment securities available-for-sale	-	(38,050)
Principal collected on mortgage backed securities held-to-maturity	-	50
Principal collected on mortgage backed securities available-for-sale	10,553	31,470
Net (increase) decrease in loans	(30,556)	18,397
Purchases of premises and equipment	(78)	(329)
Purchase of Federal Home Loan Bank stock	(1,575)	-
Net cash used in investing activities	(15,713)	(2,678)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in due to depositors	32,027	(42,076)
Net increase in escrow and other deposits	29,753	30,263
Decrease in securities sold under agreements to repurchase	(85,000)	-
Increase in FHLBNY Advances	35,000	-
Cash dividends paid	(4,966)	(4,968)
Stock options exercised and tax benefits of stock plans	480	698
Purchase of treasury stock	(2,624)	(2,964)
Net cash provided by (used in) financing activities	4,670	(19,047)
DECREASE IN CASH AND DUE FROM BANKS	(11,689)	(1,006)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	40,199	26,581
CASH AND DUE FROM BANKS, END OF PERIOD	$28,510	$25,575
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$4,066	$1,415
Cash paid for interest	20,673	16,905
Increase in accumulated other comprehensive loss	(699)	(2,930)

See notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF OPERATIONS

The Holding Company is a Delaware corporation and parent company of the Bank, a federally-chartered stock savings bank. The Holding Company's direct subsidiaries are the Bank, Dime Community Capital Trust 1 and 842 Manhattan Avenue Corp. The Bank's direct subsidiaries are Havemeyer Equities Corp. (''HEC''), Boulevard Funding Corp., Havemeyer Investments, Inc., DSBW Residential Preferred Funding Corp. and Dime Reinvestment Corp. HEC has one direct subsidiary, DSBW Preferred Funding Corporation.

The Bank maintains its headquarters in the Williamsburg section of Brooklyn, New York and operates twenty-one full service retail banking offices located in the New York City boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York. The Bank’s principal business has been, and continues to be, gathering deposits from customers within its market area, and investing those deposits primarily in multifamily residential, commercial real estate, one- to four-family residential, construction and consumer loans, as well as mortgage-backed securities (“MBS”), obligations of the U.S. Government and Government Sponsored Entities, and corporate debt and equity securities.

2. SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of March 31, 2006, the results of operations and statements of comprehensive income for the three-month periods ended March 31, 2006 and 2005, and changes in stockholders' equity and cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2006. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2005 and notes thereto.

3. TREASURY STOCK

During the three months ended March 31, 2006, the Holding Company repurchased 182,100 shares of its common stock into treasury. All shares repurchased were recorded at the acquisition cost, which totaled $2.6 million during the period.

On January 3, 2006, 30,000 shares of the Company's common stock were released from treasury in order to fulfill benefit obligations under the 2004 Stock Incentive Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc. (the "2004 Stock Incentive Plan"). The closing price of the Company's common stock on that date was $14.97. The shares were released utilizing the average historical cost method.

On March 16, 2006, 18,000 shares of the Company's common stock were released from treasury in order to fulfill benefit obligations under the 2004 Stock Incentive Plan. The closing price of the Company's common stock on that date was $14.48. The shares were released utilizing the average historical cost method.

4. ACCOUNTING FOR GOODWILL

The Company has designated the last day of its fiscal year as its date for annual impairment testing. The Company performed an impairment test as of December 31, 2005 and concluded that no impairment of goodwill existed. No events have occurred nor circumstances changed subsequent to December 31, 2005 that would reduce the fair value of the

Company's reporting unit below its carrying value. Such events or changes in circumstances would require the immediate performance of an impairment test in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

Aggregate amortization expense related to the core deposit intangible was $48,000 for the three months ended March 31, 2005. The core deposit intangible was fully amortized as of March 31, 2005, and there has been no subsequent amortization expense.

5. EARNINGS PER SHARE ("EPS")

EPS is calculated and reported in accordance with SFAS No. 128, "Earnings Per Share.'' SFAS No. 128 requires disclosure of basic EPS and diluted EPS for entities with complex capital structures on the face of the income statement, along with a reconciliation of the numerator and denominator of basic and diluted EPS.

Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period (weighted-average common shares are adjusted to exclude unvested RRP shares and unallocated ESOP shares). Diluted EPS is computed using the same method as basic EPS, however, the computation reflects the potential dilution that would occur if unvested RRP shares became vested and stock options were exercised and converted into common stock.

The following is a reconciliation of the numerator and denominator of basic EPS and diluted EPS for the periods presented:

	Three Months Ended March 31,
	2006	2005
(In thousands except share amounts)
Numerator:
Net Income per the Consolidated Statements of Operations	$8,408	$10,871
Denominator:
Weighted-average number of shares outstanding utilized in the calculation of basic EPS	35,071,887	35,197,291

Unvested shares of RRP or Restricted Stock Awards	78,304	32,301
Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options	337,003	736,638
Anti-dilutive effect of tax benefits associated with"in-the-money" stock options	(114,148)	(258,238)
Weighted average number of shares outstanding tilized in the calculation of diluted EPS	35,373,046	35,757,992

Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options are calculated based upon the excess of the average market value of the Company's common stock over the exercise price of outstanding options.

There were 1,083,863 and 757,836 weighted-average stock options for the three months ended March 31, 2006, and 2005, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

6. ACCOUNTING FOR STOCK BASED COMPENSATION

The Holding Company and Bank maintain the Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees, the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees and the Dime Community Bancshares, Inc. 2004 Stock Incentive Plan, (collectively the "Stock Plans"), as well as the RRP, which are discussed more fully in Note 15 to the Company's consolidated audited financial statements for the year ended December 31, 2005, and which are subject to the accounting requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosures, an Amendment of FASB Statement No. 123.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment", ("SFAS 123R"), addressing the accounting for share-based payment transactions (e.g., stock options and awards of restricted stock) in which an employer receives employee services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. The Company adopted SFAS 123R on January 1, 2006 using a modified prospective application. Accordingly, prior year amounts have not been restated. Prior to January 1, 2006, the Company accounted for stock-based compensation under the Stock Plans using the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Accordingly, no stock-based compensation was reflected in net income for stock options during the three months ended March 31, 2005, since, for all options granted under the Stock Plans, the exercise price equaled the market value of the underlying common stock on the date of the grant.

Additionally, prior to January 1, 2006, compensation expense related to the RRP was recorded for all shares earned by participants during the applicable period at the average historical acquisition cost of all allocated RRP shares in accordance with APB 25.

SFAS 123R supersedes APB 25, generally requiring that share based payments be accounted for using a fair value based method and the recording of compensation expense in lieu of optional pro forma disclosure.

Since all stock options outstanding were fully vested on December 30, 2005 and there have been no grants of stock options since that date, there was no recorded expense related to stock options during the quarter ended March 31, 2006. Grants of restricted stock awards during the three months ended March 31, 2006 were accounted for in accordance with SFAS 123R.

The following table illustrates the effect on net income and EPS had the Company applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for the Stock Plans and RRP during the three months ended March 31, 2005:

Three Months Ended March 31, 2005
(Dollars in thousands, except per share amounts)
Net income, as reported	$10,871
Less: Excess stock-based compensation expense determined under the fair value method over the stock-based compensation recorded for all plans, net of applicable taxes	(388)
Pro forma net income	$10,483

Earnings per share
Basic, as reported	$0.31
Basic, pro forma	0.30

Diluted, as reported	$0.30
Diluted, pro forma	0.29

On March 29, 2005, the SEC released Staff Accounting Bulletin No. 107 ("SAB No. 107"), providing guidance on several technical issues regarding the required adoption of SFAS 123R. The Company adopted SAB No. 107 on January 1, 2006 in conjunction with the adoption of SFAS 123R. Compliance with SAB No. 107 did not have a material impact upon the Company's financial condition or results of operations.

Combined activity related to stock options granted under the Stock Plans for the three months ended March 31, 2006 and 2005 is as follows:

	At or for the Three Months Ended March 31,
	2006	2005
(Dollars in Thousands, Except Per Share Amounts)
Options outstanding - beginning of period	2,503,103	2,679,435
Options granted	-	76,320
Weighted average exercise price of grants	-	$16.45
Options exercised	153,270	190,752
Weighted average exercise price of exercised options	$4.64	$4.79
Options forfeited	-	8,945
Weighted average exercise price of forfeited options	-	$18.16
Options outstanding - end of period	2,349,833	2,556,058
Weighted average exercise price of outstanding options - end of period	$14.47	$12.51
Remaining options available for grant	1,121,653	1,460,583
Exercisable options at end of period	2,349,833	1,581,709
Weighted average exercise price on exercisable options - end of period	$14.47	$10.05
Cash received for option exercise cost	$627	$835
Income tax benefit recognized	-	-

The range of exercise prices and weighted-average remaining contractual lives of both options outstanding and options exercisable as of March 31, 2006 is as follows:

Range of Exercise Prices	Outstanding as of March 31, 2006	Exercisable as of March 31, 2006	Weighted Average Exercise Price	Weighted Average Contractual Years Remaining
$2.00 - $2.50	7,500	7,500	$2.32	0.6
$2.51 - $3.00	39,403	39,403	2.76	1.2
$4.00 - $4.50	72,402	72,402	4.30	0.7
$4.51 - $5.00	17,462	17,462	4.56	3.8
$10.50 - $11.00	512,318	512,318	10.91	5.6
$13.00-$13.50	616,885	616,885	13.16	6.8
$15.00-$15.50	318,492	318,492	15.10	9.1
$16.00-$16.50	76,320	76,320	16.45	8.8
$19.50-$20.00	689,051	689,051	19.90	7.8
Total	2,349,833	2,349,833	$14.47	6.9

There were no grants of stock options under the Stock Plans during the three months ended March 31, 2006. The weighted average fair value per option at the date of grant for stock options granted during the three months ended March 31, 2005 was estimated as follows:

Total options granted	76,320
Estimated fair value on date of grant	$4.13
Pricing methodology utilized	Black- Scholes
Expected life (in years)	5.0
Interest rate	3.71%
Volatility	33.50
Dividend yield	3.40

Other Stock Awards

RRP - In December 1996, the Holding Company's shareholders approved the RRP. On February 1, 1997, the Holding Company allocated 1,963,913 shares of stock to employees and outside directors. These shares vested in equal installments on February 1, 1998, 1999, 2000, 2001, and 2002.  On each vesting date, the RRP re-acquired shares that were sold by RRP participants in order to fund income tax obligations associated with their individual vesting of shares. In addition, during the period February 1, 1997 through February 1, 2002 the RRP re-acquired shares that were forfeited by participants. The shares re-acquired by the RRP during the period February 1, 1998 through February 1, 2002, either through the repurchase or forfeiture of previously allocated shares, totaled 343,797. On May 17, 2002, a grant of 67,500 RRP shares was made to certain officers of the Bank. These shares vested as follows: 20% on November 25, 2002, and 20% each on April 25, 2003, 2004, 2005 and 2006. The fair value of the Company's common stock on May 17, 2002 was $16.19. The RRP has re-acquired 21,817 shares of common stock that were sold by RRP participants in order to fund income tax obligations associated with their individual vesting of shares under the May 17, 2002 grant. At March 31, 2006, a total of 298,114 shares held by the RRP remained eligible for future allocation. Prior to adoption of SFAS 123R on January 1, 2006, the Company accounted for compensation expense under the RRP pursuant to APB 25, measuring compensation cost based upon the average acquisition value of the RRP shares. Effective January 1, 2006, the Company began accounting for compensation expense under the RRP pursuant to SFAS 123R. The effect of adoption upon the compensation expense recorded during the three months ended March 31, 2006 was not material.

The following is a summary of activity related to the RRP awards during the three months ended March 31, 2006 and 2005:

	At or for the Three Months Ended March 31,
	2006	2005
	(Dollars in Thousands)
Shares acquired (a)	-	-
Shares vested	-	-
Shares allocated	-	-
Unallocated shares - end of period	298,114	292,478
Unvested allocated shares - end of period	13,500	27,000
Compensation recorded to expense	$27	$27
Income tax benefit recognized	29	-

(a) Represents shares re-acquired from either participant sales of vested shares in order to satisfy income tax obligations or participant forfeitures.

Restricted Stock Awards - On March 17, 2005, a grant of 31,804 restricted stock awards was made to officers of the Bank under the 2004 Stock Incentive Plan. One-fourth of these awards vest to the respective recipients on May 1, 2006, 2007, 2008 and 2009, respectively. The fair value of the Company's common stock on March 17, 2005 was $15.44. On January 3, 2006, a grant of 30,000 restricted stock awards was made to officers of the Bank under the 2004 Stock Incentive Plan. One-fifth of these awards vest to the respective recipients on February 1, 2007, 2008, 2009, 2010 and 2011, respectively. The fair value of the Company's common stock on January 3, 2006 was $14.61 (the opening price on the grant date). On March 16, 2006, a grant of 18,000 restricted stock awards was made to officers of the Bank under the 2004 Stock Incentive Plan. One-fifth of these awards vest to the respective recipients on May 1, 2007, 2008, 2009, 2010 and 2011 respectively. The fair value of the Company's common stock on March 16, 2006 was $14.48.

In accordance with SFAS 123R, based upon the fair value of the shares on the respective dates of grant, $54,000 of compensation expense was recorded during the three months ended March 31, 2006. In accordance with SFAS 123, based upon the fair value of the shares on the respective dates of grant, $4,000 of compensation expense was recorded during the three months ended March 31, 2005.

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan during the three months ended March 31, 2006 and 2005:

	At or for the Three Months Ended March 31,
	2006	2005
	(Dollars in Thousands)
Shares granted	48,000	31,804
Unallocated shares - end of period	-	-
Unvested allocated shares - end of period	79,804	31,804
Compensation recorded to expense	$54	$5
Weighted average remaining vesting period of awards (in years)	4.1	4.2

7. INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following table summarizes the gross unrealized losses and fair value of investment securities and MBS available-for-sale as of March 31, 2006, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
			(Dollars in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government corporations and agencies	$-	$-	$2,499	$1	$2,499	$1
Corporate securities	5,000	12	982	17	5,982	29
Equity securities	-	-	2,852	264	2,852	264
FNMA pass-through certificates	1,412	70	9,512	530	10,924	600
Collateralized Mortgage Obligations	-	-	168,223	7,321	168,223	7,321
	$6,412	$82	$184,068	$8,133	$190,480	$8,215

Management believes that the unrealized losses were temporary at March 31, 2006. In making this determination, management considered the severity and duration of the loss as well as its intent with regard to these securities. As of March 31, 2006, no other investment or mortgage-backed securities possessed unrealized losses.

The aggregate amount of held-to-maturity investment securities and MBS carried at historical cost was $455,000 as of March 31, 2006. No individual security that was carried at historical cost possessed an unrealized loss as of March 31, 2006.

In June 2005, the FASB issued Emerging Issue Task Force ("EITF") Issue No. 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." ("EITF Issue No. 03-1-a"). EITF Issue No. 03-1-a made modifications to EITF Issue No 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." On November 3, 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which superceded EITF Issue No. 03-1 and EITF Issue No. 03-1a, and is effective for all reporting periods beginning after December 15, 2005. FSP FAS 115-1 and FAS 124-1 address determination of the time an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP FAS 115-1 and FAS 124-1also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and require certain disclosures concerning unrealized losses that have not been recognized as other-than-temporary impairments. Adoption of FSP FAS 115-1 and FAS 124-1 did not have a material impact upon the Company's consolidated financial condition or results of operations.

8. RETIREMENT AND POSTRETIREMENT PLANS

The Company or the Bank maintain the Retirement Plan of The Dime Savings Bank of Williamsburgh (the "Employee Retirement Plan"), the Retirement Plan for Board Members of Dime Community Bancshares, Inc. (the "Outside Director Retirement Plan"), the BMP and the Postretirement Welfare Plan of The Dime Savings Bank of Williamsburgh ("Postretirement Plan"). Net expenses associated with the Employee and Outside Director Retirement Plans, the BMP and the Postretirement Plan are comprised of the following components:

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)
Service cost	$-	$20	$-	$18
Interest cost	327	57	341	64
Expected return on assets	(438)	-	(413)	-
Unrecognized past service liability	-	(7)	26	(8)
Amortization of unrealized loss	155	10	142	14
Net expense	$44	$80	$96	$88

The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it expects to make contributions or benefit payments totaling $177,000 to the BMP, $156,000 to its Outside Director Retirement Plan, and $155,000 to its Postretirement Plan, and make no contributions to the Employee Retirement Plan during the year ending December 31, 2006. During the three months ended March 31, 2006, the Company made benefit payments of $8,000 to the Outside Director Retirement Plan and expects to make an additional $147,000 of contributions or benefit payments during the remainder of 2006. During the three months ended March 31, 2006, the Company made contributions totaling $22,000 to the Postretirement Plan and expects to make an additional estimated $133,000 of contributions or benefit payments during the remainder of 2006. During the three months ended March 31, 2006, the Company made no contributions or benefit payments to the BMP, and does not expect to make any benefit payments or contributions to the BMP during 2006, since anticipated retirements that formed the basis for the expected benefit payments in 2006 are no longer expected to occur.

9. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"). The Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to accounting for separately recognized MSR. SFAS 156 requires all separately recognized MSR to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and liabilities: (1) amortizing servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss; or (2) reporting servicing assets or liabilities at fair value at each reporting date and reporting changes in fair value in earnings in the period in which the changes occur. Under SFAS 156, an assessment of servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date is required in the event that the first method is chosen. SFAS 156 further requires additional disclosures for all separately recognized MSR. SFAS 156 is effective as of the commencement of the first fiscal year that begins after September 15, 2006. Adoption of SFAS 156 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," ("SFAS 155"). SFAS 155 amends both SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity against holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring during fiscal years commencing after September 15, 2006. Adoption of SFAS 155 is not expected to have a material impact on the Company’s consolidated financial statements.

10. RECLASSIFICATION

Effective January 1, 2006, the Company reclassified prepayment and late charge fees on loans in all periods presented from non-interest income into interest income as a result of a classification change made by the Office of Thrift Supervision. In preference of conformed presentation, the Company now recognizes all prepayment and late charge fees on loans as net interest income instead of non-interest income on both its financial and regulatory reports.

Certain amounts as of December 31, 2005 and for the three months ended March 31, 2005 have been reclassified to conform to their presentation as of and for the three months ended March 31, 2006.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Dime Community Bancshares, Inc. (the "Holding Company"), and together with its direct and indirect subsidiaries (the "Company") is a Delaware corporation and parent company of The Dime Savings Bank of Williamsburgh (the "Bank"), a federally-chartered stock savings bank. The Bank maintains its headquarters in the Williamsburg section of Brooklyn, New York and operates twenty-one full service retail banking offices located in the New York City boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York. The Bank’s principal business has been, and continues to be, gathering deposits from customers within its market area, and investing them primarily in multifamily residential, commercial real estate, one- to four-family residential, construction and consumer loans, mortgage-backed securities ("MBS"), government sponsored entities and corporate debt and equity securities.

Executive Summary

The Holding Company’s primary business is the operation of the Bank. The Company’s consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Bank additionally generates non-interest income such as service charges and other fees, as well as income associated with Bank Owned Life Insurance. Non-interest expense consists primarily of employee compensation and benefits, federal deposit insurance premiums, data processing costs, occupancy and equipment expenses, marketing expenses and other operating expenses. The Company’s consolidated results of operations are also significantly affected by general economic and competitive conditions (particularly fluctuations in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

The Bank’s primary strategy is generally to increase its household and deposit market shares in the communities which it serves. During the last six operating quarters, however, growth has been restricted as a result of the interest rate environment, which management has deemed unfavorable for significant balance sheet growth. The Bank also seeks to increase its product and service utilization for each individual depositor. In addition, the Bank’s primary strategy includes the origination of, and investment in, mortgage loans, with an emphasis on multifamily residential and commercial real estate loans. Recently, the Bank has increased its portfolios of loans secured by commercial real estate and mixed-use properties (typically comprised of ground level commercial units and residential apartments on the upper floors).

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

The net interest spread and net interest margin declined during the three-months ended March 31, 2006 compared to the three-months ended March 31, 2005. The decline was attributable to the continued flattening of the market yield curve as interest rates on short-term investments and borrowings increased at a faster rate than those on medium- and long-

term investments and borrowings. This environment resulted in a greater increase in the average cost of interest bearing liabilities than the increase in yield on interest earning assets during the comparative period. In addition, reductions in multifamily residential and commercial real estate loan prepayment fees (as a result of increased interest rates), which declined by $817,000 during the three months ended March 31, 2006 compared to the three months ended March 31, 2005, further reduced net interest income during the comparative period.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	For the Three Months Ended March 31,
	2006	2005
Performance and Other Selected Ratios:
Return on Average Assets	1.08%	1.30%
Return on Average Stockholders' Equity	11.55	15.47
Stockholders' Equity to Total Assets	9.32	8.39
Tangible Equity to Total Tangible Assets	7.79	7.01
Loans to Deposits at End of Period	136.23	114.34
Loans to Earning Assets at End of Period	89.46	77.52
Net Interest Spread	2.35	2.80
Net Interest Margin	2.76	3.08
Average Interest Earning Assets to Average Interest Bearing Liabilities	112.75	110.71
Non-Interest Expense to Average Assets	1.34	1.16
Efficiency Ratio	45.98	36.28
Effective Tax Rate	35.78	36.84
Dividend Payout Ratio	58.33	46.07
Per Share Data:
Reported EPS (Diluted)	$0.24	$0.30
Cash Dividends Paid Per Share	0.14	0.14
Stated Book Value	7.92	7.60
Tangible Book Value	6.52	6.27
Asset Quality Summary:
Net (Recoveries) Charge-offs	$11	$(1)
Non-performing Loans	365	2,712
Non-performing Loans/Total Loans	0.01%	0.11%
Non-performing Assets/Total Assets	0.01	0.08
Allowance for Loan Loss/Total Loans	0.59	0.61
Allowance for Loan Loss/Non-performing Loans	4,309.04	561.68
Regulatory Capital Ratios: (Bank Only)
Tangible Capital	9.04%	8.23%
Leverage Capital	9.04	8.23
Total Risk-based capital	12.90	13.13
Earnings to Fixed Charges Ratios
Including Interest on Deposits	1.63x	1.96x
Excluding Interest on Deposits	2.39	3.01

	For the the Three Months Ended March 31,
	2006	2005
Non-GAAP Disclosures - Core Earnings Reconciliation and Ratios (1)
Net income	$8,408	$10,871
Net pre-tax gain on sale of other assets	(478)	-
Net pre-tax income on borrowings restructuring	(43)	-
Tax effect of adjustments	190	-
After tax effect of adjustments to core earnings	(331)	-
Core Earnings	$8,077	$10,871

Core Return on Average Assets	1.04%	1.30%
Core Return on Average Stockholders' Equity	11.09	15.47
Core EPS (Diluted)	$0.23	$0.30
Dividend payout ratio (based upon core earnings)	60.87%	46.67%
footnote on next page

(1) Core earnings and related data are "Non-GAAP Disclosures." These disclosures present information which management considers useful to the readers of this report since they present a measure of the results of the Company's ongoing operations (exclusive of gains or losses on sales of investment or mortgage backed securities and other assets) during the period.

Critical Accounting Policies

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policies with respect to the methodologies it uses to determine the allowance for loan losses, the valuation of mortgage servicing rights ("MSR"), accumulated pension obligations, asset impairments (including the valuation of goodwill and other intangible assets, realization of deferred tax assets and other than temporary declines in the valuation of securities), and loan income recognition are the Company’s most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a high degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material variations in the Company's results of operations or financial condition.

The following are descriptions of the Company's critical accounting policies and explanations of the methods and assumptions underlying their application. These policies and their application are reviewed periodically and at least annually with the Audit Committee of the Holding Company.

Allowance for Loan Losses. Accounting principles generally accepted in the United States ("GAAP') requires the Bank to maintain an appropriate allowance for loan losses. Management uses available information to estimate losses on loans and believes that the Bank maintains its allowance for loan losses at appropriate levels. Adjustments may be necessary, however, if future economic, market or other conditions differ from the current operating environment. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to, or reductions in, the allowance based on judgments different from those of management.

Although the Bank believes it utilizes the most reliable information available, the level of the allowance for loan losses remains an estimate subject to significant judgment. These evaluations are inherently subjective because, although based upon objective data, it is management's interpretation of the data that determines the amount of the appropriate allowance. The Company, therefore, periodically reviews the actual performance and charge-off of its portfolio and compares them to the previously determined allowance coverage percentages. In so doing, the Company evaluates the impact that the variables discussed below may have on the portfolio to determine whether or not changes should be made to the assumptions and analyses.

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

Performing Loans

At March 31, 2006, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio. Performing loans are reviewed at least quarterly based upon the premise that there are losses inherent within the loan portfolio that have not been identified as of the review date. The Bank thus calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage and applying it to its performing loans. In deriving the expected loan loss percentage, the Bank considers the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multifamily residential, commercial real estate, cooperative apartment, construction or consumer); the underwriting history of the loan (i.e., whether it was underwritten by the Bank or a predecessor institution acquired by the Bank and, therefore, originally subjected to different underwriting criteria); both the current condition and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data to derive the expected loan loss percentages); the level of, and trend in, non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by real estate located in the New York City metropolitan area) or specific industry conditions within the portfolio segments. Since these criteria affect the expected loan loss percentages that are applied to performing loans, changes in any of them will effect the amount of the allowance and the provision for loan losses. The Bank applied the process of determining the allowance for loan losses consistently throughout the three-month periods ended March 31, 2006 and 2005.

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

The Bank's policy is to charge-off immediately all balances classified as ''Loss'' and record a reduction of the allowance for loan losses for the full amount of the outstanding loan balance. The Bank applied this process consistently throughout the three-month periods ended March 31, 2006 and 2005.

Under the guidance established by Amended SFAS 114, loans determined to be impaired (generally, non-performing and troubled-debt restructured multifamily residential and commercial real estate loans and non-performing one- to four-family loans in excess of $417,000) are evaluated at least quarterly in order to establish whether the estimated value of the underlying collateral determined based upon an independent appraisal is sufficient to satisfy the existing debt. For each loan that the Bank determines to be impaired, impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimated fair value of the collateral. A specific reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses. The Loan Loss Reserve Committee's determination of the estimated fair value of the underlying collateral is subject to assumptions and judgments made by the committee. A specific valuation allowance could differ materially as a result of changes in these assumptions and judgments.

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

Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") which was adopted on July 1, 2001. SFAS 142 eliminated amortization of goodwill and instead requires performance of an annual impairment test at the reporting unit level. As of March 31, 2006, the Company had goodwill totaling $55.6 million.

The Company identified a single reporting unit for purposes of its goodwill impairment testing. The impairment test is therefore performed on a consolidated basis and compares the Holding Company's market capitalization (reporting unit fair value) to its outstanding equity (reporting unit carrying value). The Holding Company utilizes its closing stock price as reported on the Nasdaq National Market on the date of the impairment test in order to compute market capitalization. The Company has designated the last day of its fiscal year as the annual date for impairment testing. The Company performed its annual impairment test as of December 31, 2005 and concluded that no potential impairment of goodwill existed since the fair value of the Company's reporting unit exceeded its carrying value. No events occurred, nor circumstances changed, subsequent to December 31, 2005 that would reduce the fair value of the Company's reporting unit below its carrying value. Such events or changes in circumstances would require an immediate impairment test to be performed in accordance with SFAS No. 142. Differences in the identification of reporting units or the use of valuation techniques can result in materially different evaluations of impairment.

Available-for-sale debt and equity securities that have readily determinable fair values are carried at fair value. Estimated fair values for securities are based on published or securities dealers' market values.

Debt securities are classified as held-to-maturity, and carried at amortized cost, only if the Company has a positive intent and ability to hold them to maturity. Equity securities may not be classified as held-to-maturity.

Debt securities that are not classified as held-to-maturity, along with all equity securities, are classified as either securities available-for-sale or trading securities. Unrealized holding gains or losses on debt and equity securities available-for-sale are excluded from net income and reported net of income taxes as other comprehensive income or loss.

The Company conducts a periodic review and evaluation of its securities portfolio taking into account the severity and duration of each unrealized loss, as well as management's intent with regard to the securities, in order to determine if a decline in market value of any security below its carrying value is other than temporary. If such decline is deemed other than temporary, the carrying amount of the security is adjusted through a valuation allowance in the full amount of the decline, with an applicable charge recorded in the Company's statement of operations. For the periods ended March 31, 2006 and December 31, 2005, there were no other-than temporary impairments in the securities portfolio.

Loan Income Recognition. Interest income on loans is recorded using the level yield method. Loan origination fees and certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual loan terms. Accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes 90 days past due as to principal or interest. Any interest accrued to income in the year when interest accruals are discontinued is reversed. Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the principal balance and accrued interest. Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a minimum of twelve months. Payments on nonaccrual loans are generally applied to principal.

Liquidity and Capital Resources

The Bank's primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security maturities and redemptions, advances from the Federal Home Loan Bank of New York ("FHLBNY"), and borrowings in the form of securities sold under agreement to repurchase ("REPOS") entered into with various financial institutions, including the FHLBNY. The Bank also sells selected multifamily residential and mixed use loans to the Federal National Mortgage Agency ("FNMA'), and long-term, one- to four-family residential real estate loans to either FNMA or the State of New York Mortgage Agency. The Company may additionally issue debt under appropriate circumstances. Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposits flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

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

Deposits increased $32.0 million during the three months ended March 31, 2006, compared to a decrease of $42.1 million during the three months ended March 31, 2005. During the three months ended March 31, 2006, the Company experienced an increase of $34.4 million in certificates of deposit ("CDs"), due primarily to successful promotional campaigns. The growth in deposits, coupled with an increase in the yield on its interest earning assets, helped the Company continue to avoid significant erosion in its net interest margin despite a prolonged flattened yield curve environment.

  During three months ended March 31, 2005, while short-term interest rates were increasing, the Bank, primarily in order to control its overall cost of deposits, elected to maintain the non-promotional interest rates offered on its various deposit accounts at or near their existing levels. As a result, deposit attrition increased during this period (especially in the case of promotional money market deposits that reached the end of their promotional offering rates) and exceeded the level of new deposits gathered through ongoing promotional programs. Money market deposits thus declined $24.0 million during the three months ended March 31, 2005 and CDs declined $12.5 million.

Until recently, the Bank’s rates on repricing core deposits lagged those of the price leaders in its markets. This strategy served to protect margin, not deposits. Beginning with the quarter just ended, there has been a slight shift in the Bank’s deposit pricing posture for several reasons. Initially, nearly all of the liquidity generated from last year’s sale of investment securities and MBS has either been redeployed into higher yielding loans, or used to fund deposit outflows. In addition, the loan to deposit ratio has drifted back above 130%. Management would prefer to see the ratio at or below 100%. Going forward, management would prefer also to fund new balance sheet growth with deposits, not wholesale borrowings. Further, with the average rate on new loans now consistently trending above 6 percent, attracting and retaining new deposits at today’s rates appears more palatable to managing the Bank’s interest rate risk than it did throughout 2005. In addition to the overall change in the pricing posture, the Bank added some promotional deposits related to the opening of a new branch during the most recent quarter.

Average deposits per branch approximated $93 million at March 31, 2006, down from a $108 million average at March 31, 2005. The loan-to-deposit ratio was 136% at March 31, 2006, compared to 114% at March 31, 2005. Core deposits comprised 48% of total deposits at March 31, 2006, compared to 56% at March 31, 2005.

During the three months ended March 31, 2006, principal repayments totaled $63.0 million on real estate loans and $10.6 million on MBS. During the three months ended March 31, 2005, principal repayments totaled $94.9 million on real estate loans and $31.5 million on MBS. The decrease in principal repayments on loans and MBS resulted from a reduction in borrower refinance activities associated with mortgage-related assets as a result of increases in interest rates during the period April 2005 through March 2006. The decrease in principal repayments on MBS additionally reflected a reduction in their balance due to the sale of securities in June 2005.

Since December 2002, the Bank has originated and sold multifamily residential mortgage loans in the secondary market to FNMA while retaining servicing and generating fee income while it services the loan. The Bank underwrites these loans using its customary underwriting standards, funds the loans, and sells them to FNMA at agreed upon pricing. Typically, the Bank seeks to sell loans with terms to maturity or repricing in excess of seven years from the origination date since it does not desire to retain such loans in portfolio as a result of the heightened interest rate risk they possess. Under the terms of the sales program, the Bank retains a portion of the associated credit risk. Once established, such amount continues to increase as long as the Bank continues to sell loans to FNMA under the program. The Bank retains this exposure until the portfolio of loans sold to FNMA is satisfied in its entirety or the Bank funds claims by FNMA for the maximum loss exposure. During the three months ended March 31, 2006 and 2005, the Bank sold FNMA $27.1 million and $23.6 million of loans, respectively, pursuant to this program.

Due to the growth in deposit funding, the Company was able to reduce its overall level of borrowings, which helped minimize the increase in the average cost of its interest bearing liabilities while short-term interest rates continued to rise. During the three months ended March 31, 2006, borrowings declined by $50.0 million on a net basis, as the Company utilized deposit inflows and liquidity from its investment and MBS portfolios to fund loan growth. During the three months ended March 31, 2005, the Bank limited asset growth, and as a result undertook no new REPO borrowings or FHLBNY advances during the period.

During the quarter ended March 31, 2006, the Bank restructured $145.0 million of its borrowings in order to lower their average cost. Borrowings with a weighted average cost of 4.61% and a weighted average term to maturity of one year were replaced with borrowings having a weighted average cost of 4.17% and a final maturity of ten years, callable after year one. Since portions of the original borrowings were satisfied at a discount, the Bank recognized a net pre-tax gain on the transaction of $43,200.

In the event that the Bank should require funds beyond its ability to generate them internally, an additional source of funds is available through use of its borrowing line at the FHLBNY. At March 31, 2006, the Bank had an additional potential borrowing capacity of $378.0 million available should it purchase the minimum required level of FHLBNY common stock (i.e., 1/20th of its outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by the Office of Thrift Supervision ("OTS"), which, as a general matter, are based on the amount and composition of an institution's assets. At March 31, 2006, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Bank uses its liquidity and capital resources primarily for the origination of real estate loans and the purchase of mortgage-backed and other securities. During the three months ended March 31, 2006 and 2005, real estate loan originations totaled $130.1 million and $115.1 million, respectively. The increase reflected the continuation of historically low medium and long-term interest rates. There were no purchases of investment securities (excluding short-term investments and federal funds sold) and MBS during the three months ended March 31, 2006. Purchases of securities totaled $38.1 million during the three months ended March 31, 2005. All of the securities purchases during the three months ended March 31, 2005 were short-term and reflected higher levels of cash flows received from loan and MBS repayments during the three months ended March 31, 2005 compared to March 31, 2006, which were placed into short-term investments.

  During the three months ended March 31, 2006, the Holding Company repurchased 182,100 shares of its common stock into treasury. All shares repurchased were recorded at the acquisition cost, which totaled $2.6 million during the period. As of March 31, 2006, up to 2,282,049 shares remained available for purchase under authorized share purchase programs. Based upon the $14.37 per share closing price of its common stock as of March 31, 2006, the Holding Company would utilize $32.8 million in order to purchase all of the remaining authorized shares. For the Holding Company to complete these share purchases, it would likely require dividend distributions from the Bank.

Contractual Obligations

The Bank has outstanding at any time significant borrowings in the form of FHLBNY advances or REPOS. The Holding Company has an outstanding $25.0 million non-callable subordinated note payable due to mature in 2010, and $72.2 million of trust preferred borrowings from third parties due to mature in April 2034, which are callable at any time after April 2009. The Bank is also obligated under leases for rental payments on certain of its branches and equipment and for minimum monthly payments under its current data systems contract.

Off-Balance Sheet Arrangements

The Bank implemented a program in December 2002 to originate and sell multifamily residential mortgage loans in the secondary market to FNMA while retaining servicing. The Bank retains a recourse obligation on all loans sold under this program, which will remain in effect until either the entire portfolio of loans sold to FNMA is satisfied or the Bank funds claims by FNMA for the full balance of the recourse obligation.

In addition, as part of its loan origination business, the Bank has outstanding commitments to extend credit to third parties, which are subject to strict credit control assessments. Since many of these loan commitments expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at March 31, 2006
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$62,501	$-	$-	$-	$62,501
Other loan commitments	61,452	-	-	-	61,452
Recourse obligation on loans sold to FNMA	16,930	-	-	-	16,930
Total Credit Commitments	$140,883	$-	$-	$-	$140,883

Asset Quality

Non-performing loans (i.e., delinquent loans for which interest accruals have ceased in accordance with the Bank's policy discussed below) totaled $365,000 and $958,000 at March 31, 2006 and December 31, 2005, respectively. The decrease in non-performing loans during the three months ended March 31, 2006 resulted primarily from the removal of three real estate loans totaling $696,000 from nonaccrual status, which was partially offset by the addition of two loans totaling $114,000 loan to nonaccrual status.

Pursuant to Bank policy, accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes 90 days past due as to principal or interest. Any interest previously accrued to income in the year that interest accruals are discontinued is reversed. Payments on non-performing loans are generally applied to principal. Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the principal balance and accrued interest. Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a minimum of twelve months. The Bank had no loans that were 90 days past due and accruing interest at March 31, 2006 or December 31, 2005.

The Bank had real estate and consumer loans totaling $1.7 million delinquent 60-89 days at March 31, 2006, compared to a total of $1.4 million at December 31, 2005. The increase resulted primarily from an increase during the period of $579,000 in delinquent real estate loans. The 60-89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of credit quality trends than non-performing loans.

GAAP requires the Bank to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a loan constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. Current OTS regulations require that troubled-debt restructurings remain classified as such until the loan is either repaid or returns to its original terms. The Bank had no loans classified as troubled-debt restructurings at March 31, 2006 or December 31, 2005.

See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Classified Loans" for a discussion of impairment and reserves.

There were no loans deemed impaired pursuant to Amended SFAS 114 as of March 31, 2006. The recorded investment in loans deemed impaired pursuant to Amended SFAS 114 was $384,000, consisting of one loan, at December 31, 2005. The average total balance of impaired loans was approximately $192,000 and $1.5 million during the three months ended March 31, 2006 and 2005, respectively. The decrease in both the average and ending balances of impaired loans during the three months ended March 31, 2006 compared to the three months ended March 31, 2005 resulted primarily from the removal of three impaired loans totaling $2.1 million. There were no reserves allocated within the allowance for loans losses for impaired loans at March 31, 2006. At December 31, 2005, reserves totaling $38,000 were allocated within the allowance for loan losses for impaired loans. At March 31, 2006, non-performing loans exceeded impaired loans by $365,000, due to $365,000 of one- to four-family and consumer loans, which, while on non-performing status, were not deemed impaired since they each had individual outstanding balances less than $417,000.

Other Real Estate Owned (“OREO”). Property acquired by the Bank as a result of a foreclosure on a mortgage loan or deed in lieu of foreclosure is classified as OREO and is recorded at the lower of the recorded investment in the related loan or the fair value of the property on the date of acquisition, with any resulting write down charged to the allowance for loan losses. The Bank obtains a current appraisal on OREO property as soon as practicable after it takes possession of the realty and generally reassesses its value at least annually thereafter. There were no OREO properties as of March 31, 2006 and December 31, 2005.

The following table sets forth information regarding non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated:

	At March 31, 2006	At December 31, 2005
	(Dollars in thousands)
Non-Performing Loans
One- to four-family	$117	$317
Multifamily residential	-	384
Cooperative apartment	229	229
Other	19	28
Total non-performing loans	365	958
Other Real Estate Owned	-	-
Total non-performing assets	365	958
Troubled-debt restructurings	-	-
Total non-performing assets and troubled-debt restructurings	$365	$958

Impaired loans	$-	$384
Ratios:
Total non-performing loans to total loans	0.01%	0.04%
Total non-performing loans and troubled-debt restructurings to total loans	0.01	0.04
Total non-performing assets to total assets	0.01	0.03
Total non-performing assets and troubled-debt restructurings to total assets	0.01	0.03

Allowance for Loan Losses

The allowance for loan losses was $15.7 million at March 31, 2006 compared to $15.8 million at December 31, 2005. During the three months ended March 31, 2006, the Bank recorded a provision of $60,000 to the allowance for loan losses to provide for additional inherent losses in the portfolio. During the same period, the Bank also recorded net charge-offs of approximately $11,000, virtually all of which related to consumer loans, and reclassified $106,000 of its existing allowance for loan losses to other liabilities in order to separately account for reserves related to loan origination commitments. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Allowance for Loan Losses" for a further discussion).

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

Assets. Assets totaled $3.14 billion at March 31, 2006, an increase of $13.4 million from total assets of $3.13 billion at December 31, 2005. The growth in assets was experienced primarily in real estate loans and loans held for sale, which increased by $30.6 million and $9.6 million, respectively, during the three months ended March 31, 2006. The increase in real estate loans was attributable to originations of $130.1 million during the period, as interest rates offered on new loans continued to stimulate origination activity, that were partially offset by amortization of $63.0 million and sales to FNMA of $27.1 million. Real estate loan originations totaled $130.1 million during the quarter ended March 31, 2006 and $115.1 million during the three months ended March 31, 2005. The increase in real estate loan originations during the period reflected the continuation of historically low medium and long-term interest rates. The average rate on total loan originations during the March 2006 quarter was 6.14%, compared to 5.49% in the quarter ended March 31, 2005, with the rise resulting from increases in interest rates during the period April 2005 to March 2006. Real estate loan prepayment and amortization during the March 2006 quarter approximated 10% of the loan portfolio on an annualized basis, compared to 15% during the March 2005 quarter and 12% during the December 2005 quarter. The decline in prepayment and amortization levels from both the December 2005 and March 2005 quarters resulted from increases in interest rates from April 2005 to March 2006.

Partially offsetting the increase in real estate loans and loans held for sale during the three months ended March 31, 2006 were declines of $12.1 million in MBS available-for-sale and $14.4 million in investment securities available for sale during the period. The decline in MBS available-for-sale resulted primarily from principal repayments of $10.6 million and a decline of $1.4 million in their market value as a result of increases in short- and medium-term interest rates during the three months ended March 31, 2006. The decrease in investment securities available for sale resulted primarily from maturities of $14.6 million.

Liabilities. Total liabilities increased $12.4 million during the three months ended March 31, 2006. Deposits increased $32.0 million during the period. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of deposit activity).

Escrow and other deposits increased $29.8 million during the three months ended March 31, 2006, due to increased funding for real estate taxes during the period. Real estate tax installments were paid on behalf of the great majority of the Bank's loan customers in late December 2005, thus reducing the escrow deposit balance as of December 31, 2005.

During the three months ended March 31, 2006, borrowings (REPOS and FHLBNY advances) declined by $50.0 million on a net basis. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of borrowing activity).

Stockholders' Equity. Stockholders' equity increased $967,000 during the three months ended March 31, 2006, due to net income of $8.4 million, common stock issued in fulfillment of stock option exercises totaling $453,000, and an increase to equity of $367,000 related to amortization of the Employees Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates ("ESOP") and The Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc. ("RRP") stock benefit plans. The ESOP and RRP possess investments in the Holding Company's common stock that are recorded as reductions in stockholders' equity ("Contra Equity Balances"). As compensation expense is recognized on the ESOP and RRP, the Contra Equity Balances are reduced, resulting in an increase to their respective equity balances. This increase to equity offsets the decline in the Company's retained earnings related to the periodic recorded ESOP and RRP expenses.

Offsetting the increases to stockholders' equity during the three months ended March 31, 2006 were cash dividends of $5.0 million and treasury stock repurchases of $2.6 million during the period. Additionally, other comprehensive loss (which is included as a negative balance within stockholders' equity) increased by $699,000 during the three months ended March 31, 2006. This growth in the level of the loss resulted from increases in short-term interest rates during the period, which reduced the market value of existing fixed rate securities available for sale owned by the Company. The increase of $699,000 in other comprehensive loss resulted in a net decrease to total stockholders' equity during the period.

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005

General. Net income was $8.4 million during the three months ended March 31, 2006, a decrease of $2.5 million from net income of $10.9 million during the three months ended March 31, 2005. During the comparative period, net interest income decreased $4.3 million, non-interest income increased $840,000 and non-interest expense increased $690,000, resulting in a decline in pre-tax income of $4.1 million. Income tax expense decreased $1.7 million as a result of a decline in pre-tax income coupled with a slight decrease in the effective tax rate during the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Net Interest Income. The discussion of net interest income for the three months ended March 31, 2006 and 2005 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated. The yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)

	Three Months Ended March 31,
		2006			2005
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)
Assets:
Interest-earning assets:
Real estate loans	$2,627,262	$37,839	5.76%	$2,478,992	$36,577	5.90%
Other loans	2,074	49	9.45	2,562	37	5.78
Mortgage-backed securities	192,672	1,845	3.83	504,077	4,490	3.56
Investment securities	38,329	482	5.03	68,252	606	3.55
Other short-term investments	106,240	1,156	4.35	150,791	954	2.53
Total interest-earning assets	2,966,577	$41,371	5.58%	3,204,674	$42,664	5.33%
Non-interest earning assets	152,240			152,464
Total assets	$3,118,817			$3,357,138

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW and Super Now accounts	$37,239	$91	0.99%	$43,071	$108	1.02%
Money Market accounts	455,676	2,079	1.85	724,333	2,717	1.52
Savings accounts	330,646	455	0.56	360,842	491	0.55
Certificates of deposit	981,346	8,871	3.67	961,947	6,065	2.56
Borrowed Funds	826,298	9,434	4.63	804,339	8,573	4.32
Total interest-bearing liabilities	2,631,205	$20,930	3.23%	2,894,532	$17,954	2.52%
Checking accounts	95,352			93,730
Other non-interest-bearing liabilities	101,033			87,838
Total liabilities	2,827,590			3,076,100
Stockholders' equity	291,227			281,038
Total liabilities and stockholders' equity	$3,118,817			$3,357,138
Net interest income		$20,441			$24,710
Net interest spread			2.35%			2.80%
Net interest-earning assets	$335,372			$310,142
Net interest margin			2.76%			3.08%
Ratio of interest-earning assets to interest-bearing liabilities			112.75%			110.71%

Rate/Volume Analysis (Unaudited)

	Three Months Ended March 31, 2006
	Compared to Three Months Ended March 31, 2005
	Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$2,159	$(897)	$1,262
Other loans	(10)	22	12
Mortgage-backed securities	(2,880)	235	(2,645)
Investment securities	(322)	198	(124)
Other short-term investments	(383)	585	202
Total	(1,436)	143	(1,293)

Interest-bearing liabilities:
NOW and Super Now accounts	$(14)	$(3)	$(17)
Money market accounts	(1,111)	473	(638)
Savings accounts	(43)	7	(36)
Certificates of deposit	148	2,658	2,806
Borrowed funds	251	610	861
Total	(769)	3,745	2,976
Net change in net interest income	$(667)	$(3,602)	$(4,269)

Net interest income for the three months ended March 31, 2006 decreased $4.3 million to $20.4 million, from $24.7 million during the three months ended March 31, 2005. The decrease was attributable to an increase of $3.0 million in interest expense coupled with a decrease of $1.3 million in interest income. The net interest spread decreased 45 basis points, from 2.80% for the three months ended March 31, 2005 to 2.35% for the three months ended March 31, 2006, and the net interest margin decreased 32 basis points, from 3.08% to 2.76% during the same period.

Effective January 1, 2006, the Company reclassified prepayment and late fees on loans in all periods presented from non-interest income into interest income as a result of a classification change made by the OTS. In preference of conformed presentation, the Company now recognizes all prepayment and late fees on loans as net interest income instead of non-interest income on both its financial and regulatory reports. Prepayment fee income was $768,000 in the quarter ended March 31, 2006, down from $1.6 million in the quarter ended March 31, 2005, as interest rates were near historic lows during the quarter ended March 31, 2005. The year-over-year decline is consistent with management’s outlook for refinancing activity in the multifamily sector throughout 2006. For 2006, management expects repayment speeds to be no higher than the 10 to 12% range, possibly even falling into the single digits by the fourth quarter, as compared with speeds of 14% and 24% in 2005 and 2004 respectively.

The tightening of monetary policy by the Federal Open Market Committee from the second half of 2004 through March 31, 2006, in combination with various market factors suppressing increases in both general long-term interest rates and interest rates offered on real estate loans within the Bank's lending market, resulted in a narrowing spread between short and long-term interest rates, which negatively impacted net interest income during the three-month period ended March 31, 2006.

The decrease in both the net interest spread and net interest margin reflected an increase of 71 basis points in the average cost of interest bearing liabilities. The increase resulted primarily from the following: (i) borrowings, which possess a higher average cost than deposits, became a larger percentage of the Bank's total interest bearing liabilities as a result of runoff in deposit balances from April 2005 to December 2005, and (ii) the average cost of money market deposits, CDs and borrowings increased by 33 basis points, 111 basis points and 31 basis points, respectively, during the comparative period, reflecting increases in short-term interest rates during the period April 2005 through March 2006. (See "Interest Expense" below).

Partially offsetting the increase in the average cost of interest bearing liabilities was an increase of 25 basis points in the average yield on interest earning assets during the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This increase resulted primarily from an increase in real estate loans (the Bank's highest yielding interest earning asset) as a percentage of total interest earning assets.

Interest Income. Interest income was $41.4 million during the three months ended March 31, 2006, a decrease of $1.3 million, from $42.7 million, during the three months ended March 31, 2005. This resulted from a decline of $2.6 million in interest income on MBS during the period,that was partially offset by increases in interest income on real estate loans of $1.3 million.

  The decline in interest income on MBS during the three months ended March 31, 2006 compared to the three months ended March 31, 2005 resulted from a decreased average balance of $311.4 million (resulting primarily from the sale of $236.9 million of MBS and principal repayments on MBS of $68.2 million during the period April 2005 through March 2006) that was partially offset by an increase of 27 basis points in average yield during the three months ended March 31, 2006 compared to the three months ended March 31, 2005 (resulting from increases in short and medium-term interest rates during the period April 2005 through March 2006).

The increase in interest income on real estate loans resulted primarily from growth in their average balance of $148.3 million during the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The growth reflected real estate loan originations of $589.3 million between April 2005 and March 2006, which were partially offset by principal repayments and loan sales during the period.

The average yield on real estate loans decreased by 14 basis points during the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This decline resulted primarily from the effects of prepayment fee income upon the yields during the respective quarters. Prepayment fee income was $768,000 in the three months ended March 31, 2006, down from $1.6 million during the three months ended March 31, 2005, as interest rates were near historic lows during the quarter ended March 31, 2005.

Interest Expense. Interest expense increased $3.0 million, to $20.9 million, during the three months ended March 31, 2006, from $17.9 million during the three months ended March 31, 2005. The growth resulted primarily from increased interest expense of $2.8 million related to CDs and $861,000 related to borrowings, that was partially offset by a decline of $638,000 in interest expense on money markets.

During the three months ended March 31, 2006 compared to the three months ended March 31, 2005, the average balance of borrowings increased $22.0 million, as a result of $25.0 million of FHLBNY advances that were added in December 31, 2005 and were outstanding throughout the three months ended March 31, 2006. While borrowings declined on a net basis during the three months ended March 31, 2006, this decline occurred during March 2006 and, therefore, had little impact upon the average balance calculation during the quarter ended March 31, 2006. The average cost of borrowed funds increased 31 basis points during the three months ended March 31, 2006 due to the replacement of maturing low cost short-term borrowings while short-term interest rates rose during the period April 2005 through March 2006.

The increase in interest expense on CDs resulted from an increase in their average cost of 111 basis points during the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. The increase in average cost resulted from increases in short-term interest rates during the period April 2005 through March 2006, as a significant majority of the Bank's CDs outstanding at March 2005 matured during this timeframe. In addition, the average balance of CDs increased $19.4 million during the period, reflecting both a movement of deposits from money market accounts into CDs as interest rates on CDs become preferable to money markets, as well as some successful gathering of new CDs from promotional activities. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

Partially offsetting the increase in interest expense on CDs and borrowings was a decline of $638,000 in interest expense on money market accounts. This resulted from a decrease of $268.7 million in their average balance during the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005, that was partially offset by an increase of 33 basis points in their average cost during the period. In 2005, management of the Bank elected to maintain the non-promotional interest rates offered on money markets constant during a period of rising short-term interest rates. The Bank thus experienced an above average level of attrition in non-promotional money market accounts, the majority of which flowed into other financial institutions. During the three months ended March 31, 2006, the Bank increased the rates offered on both promotional and non-promotional money market accounts, which led to the increase in average cost during the period

Provision for Loan Losses. The provision for loan losses was $60,000 during the three months ended March 31, 2006 and the three months ended March 31, 2005, as the Bank provided for additional inherent losses in the portfolio.

Non-Interest Income. Non-interest income, excluding gain or loss on the sale of loans and securities, increased $98,000, to $2.3 million during the three months ended March 31, 2006, compared to $2.2 million during the three months ended March 31, 2005. The increase resulted from added loan servicing fees during the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

The Company recorded a gain of $478,000 during the quarter ended March 31, 2006 on the sale of a property obtained in its 1999 acquisition of Financial Bancorp, Inc., and net gain of $399,000 on sales of $27.1 million in loans to FNMA during the quarter ended March 31, 2006 compared to a net gain of $135,000 on sales of $23.6 million in loans to FNMA during the quarter ended March 31, 2005.

  Non-Interest Expense. Non-interest expense was $10.4 million during the quarter ended March 31, 2006, an increase of $690,000 from the three months ended March 31, 2005.

Salaries and employee benefits increased $248,000 during the comparative period, reflecting normal salary increases as well as the filling of open and new staffing and management positions. Additions to staff occurred primarily in the retail division of the Bank where early initiatives include product and sales development for business and professional banking.

Data systems expense increased $331,000 during the three months ended March 31, 2006 compared to the three months ended March 31, 2005, resulting from the expiration of promotional pricing the Company received throughout the first quarter of 2005 from its new data systems vendor.

Occupancy and equipment expense increased $76,000 during the three months ended March 31, 2006 compared to the March 31, 2005 quarter due to both general increases in utility costs and real estate taxes as well as the addition of the Valley Stream branch in March 2006.

Non-interest expense to average assets was 1.34% in the March 2006 quarter, compared to 1.16% for the quarter ended March 31, 2005. Average assets decreased by $238.3 million from March 31, 2005 to March 31, 2006.

Income Tax Expense. Income tax expense decreased $1.7 million during the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005, due primarily to a decline of $4.1 million in pre-tax net income. The effective tax rate declined to 35.8% during the quarter ended March 31, 2006 from 36.8% during the quarter ended March 31, 2005, due to the successful implementation of consolidated tax savings strategies during the period.

Other Information

Loan Portfolio Composition

The following table presents a breakdown of the Company's loan portfolio at March 31, 2006 and December 31, 2005 by loan type:

	At March 31, 2006		At December 31, 2005
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
One-to Four family and cooperative apartment	$ 142,940	5.4%	145,755	5.6%
Multifamily residential	1,225,574	46.4	1,229,195	47.1
Commercial real estate	369,814	14.0	358,830	13.8
Mixed use (classified as multifamily residential)	657,934	24.9	648,788	24.9
Mixed use (classified as commercial real estate)	228,664	8.7	213,687	8.2
Construction and land acquisition	14,046	0.6	12,098	0.4
Unearned Discounts and net deferred loan fees	528	-	501	-
Total real estate loans	2,639,500	100.0%	2,608,854	100.0%
Consumer loans	2,134		2,341
Allowance for loan losses	(15,728)		(15,785)
Total loans, net	$ 2,625,906		$ 2,595,410

Investment Portfolio Summary Information

The following table presents summary information related to the Company's consolidated investment securities and MBS portfolios at March 31, 2006 and December 31, 2005:

	At March 31, 2006	At December 31, 2005
	(Dollars in thousands)
Balance at end of period	$ 212,249	$ 238,740
Average interest rate	4.18%	4.03%
Average duration (in years)	2.5	2.4

Outlook for the Remainder of 2006

Management has consistently stated that as the Fed Funds rate moves closer to a point that the Federal Reserve considers to be "neutral," and new loan yields provide a reasonable spread over funding costs, the Company will be more inclined to accelerate balance sheet growth.

Recent comments drawn from the minutes of the Federal Open Market Committee’s March 2006 meeting indicate that some Committee members thought "the end of the tightening process was likely to be near." Also, management notes that the 10-year bond yield recently traded above 5%, and loan pricing appears to be firming above 6%. These are encouraging signs, which could enable the Bank to resume balance sheet growth by year-end. It will also be helpful if loan pricing does not rise so high as to dampen the demand for new loans. In the meantime, management is slowly becoming more aggressive in deposit pricing so as to stabilize deposit balances. When balance sheet growth resumes, the Company’s preferred structure is one of loans and securities funded with deposits, rather than Federal Home Loan Bank advances or some other form of wholesale funding. However, at least for the June 2006 quarter, the Company does not anticipate any material changes in its footings.

Tangible equity (the capital base upon which future balance sheet growth can be leveraged) continues to grow. Share repurchases are expected to be in line with recent practices. The Company is positioned, however, to be opportunistic in the purchase of its own shares should conditions warrant.

At present, the overall yield on the Company's interest-earning assets is rising, despite the lagging movement of yields on real estate loans compared to general market rates. The average yield on interest earning assets (excluding $499,000 of non-recurring interest income related to satisfaction of two problem loans) rose from 5.50% during the quarter ended December 31, 2005 to 5.58% during the quarter ended March 31, 2006.

The cost of interest-bearing deposits rose from 2.31% at December 31, 2005 to 2.58% as of March 31, 2006. This trend is likely to continue, whether or not the Bank grows deposits. The rising cost of deposits is due to a combination of repricing lower rate deposits already on the books, plus the cost of attracting new deposits.

At 10% annualized in the quarter ended March 31, 2006, prepayment and amortization rates continued to be within the range anticipated by management, and are expected to remain in the 10% to 12% range during the second quarter of 2006. There is adequate liquidity to satisfy projected loan originations based on the current and projected pipeline. At March 31, 2006, the multifamily and mixed use loan commitment pipeline approximated $118.5 million, including $18.2 million of loan commitments intended for sale to FNMA. The average rate on the commitment pipeline was 6.30%.

Operating expenses are expected to be approximately $10.9 million in the second quarter of 2006 (representing the 2006 quarterly run rate), with the majority of the increase resulting from new costs associated with both the recently opened Valley Stream branch and other retail banking initiatives.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2005 in Item 7A of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2006. The following is an update of the discussion provided therein.

General. Virtually all of the Company's market risk continues to reside at the Bank level. The Bank's largest component of market risk remains interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. At March 31, 2006, the Company owned no trading assets, nor did it conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds. There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2005 to March 31, 2006.

Interest Sensitivity Gap. There was no material change in the computed one-year interest sensitivity gap from December 31, 2005 to March 31, 2006.

Interest Rate Risk Exposure (Net Portfolio Value) Compliance. At March 31, 2006, the Bank continued to monitor the impact of interest rate volatility upon net interest income and net portfolio value ("NPV") in the same manner as at December 31, 2005. There were no changes in the Board-approved limits of acceptable variance in the effect of interest rate fluctuations upon net interest income and NPV at March 31, 2006 compared to December 31, 2005.

The analysis that follows presents the estimated NPV resulting from market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under four other interest rate scenarios (each a "Rate Shock Scenario") represented by immediate, permanent, parallel shifts in the term structure of interest rates from the actual term structure observed at March 31, 2006 and December 31, 2005. The analysis additionally presents a measurement of the percentage by which each of the Rate Shock Scenario NPVs change from the Pre-Shock Scenario NPV at March 31, 2006 and December 31, 2005. Interest rate sensitivity is measured by the changes in the various NPV ratios ("NPV Ratios") from the Pre-Shock Scenario to the Rate Shock Scenarios. An increase in the NPV is considered favorable, while a decline is considered unfavorable.

	At March 31, 2006
	Net Portfolio Value			Portfolio Value of Assets		Portfolio Value of Assets At December 31, 2005
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Sensitivity Change	NPV Ratio	Sensitivity Change
Change in Interest Rate	(Dollars in Thousands)
+ 200 Basis Points	$282,571	$(89,445)	-24.04%	9.42%	(254)	10.69%	(235)
+ 100 Basis Points	329,245	(42,771)	-11.50	10.77	(119)	12.01	(103)
Pre-Shock	372,016	-	-	11.96	-	13.04	-
- 100 Basis Points	400,191	28,175	7.57	12.68	72	13.66	62
- 200 Basis Points	408,826	36,810	9.89	12.84	88	13.25	21

  The NPVs presented above incorporate asset and liability values, some of which (e.g., mortgage loans and time deposits) were derived from the Bank’s valuation model, and others of which (e.g., MBS and structured borrowings) were provided by reputable independent sources. The Bank's valuation model for assets and liabilities incorporates, at each level of interest rate change, estimates of cash flows from non-contractual sources such as unscheduled principal payments on loans and passbook deposit balance decay. The Bank's estimates for loan prepayment levels are influenced by the recent history of prepayment activity in its loan portfolio as well as the interest-rate composition of the existing portfolio, especially vis-à-vis the current interest rate environment. In addition, the Bank considers the amount of prepayment fee protection inherent in the loan portfolio when estimating future prepayment cash flows. Regarding passbook deposit flows, the Bank tracks and analyzes the decay rate of its passbook deposits over time and over various interest rate scenarios and then estimates its passbook decay rate for use in the valuation model. Regardless of the care and precision with which the estimates are derived, however, actual cash flows for loans, as well as passbooks, could differ significantly from the Bank's estimates resulting in significantly different NPV calculations.

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

    The Pre-Shock NPV declined from $408.9 million at December 31, 2005 to $372.0 million at March 31, 2006. The NPV Ratio at March 31, 2006 was 11.96% in the Pre-Shock Scenario, a decrease from the NPV Ratio of 13.04% in that Scenario at December 31, 2005. The decrease in the Pre-Shock NPV was due primarily to a decline in the Bank's equity resulting from a capital distribution of $35.0 million during the comparative period coupled with a decline in the market value of multifamily loans resulting from increases in medium- and long-term interest rate during the period. The decrease in the Pre-Shock Scenario NPV Ratio reflected the decline in the Pre-Shock Scenario NPV at March 31, 2006 compared to December 31, 2005.

The Bank’s +200 basis point Rate Shock Scenario NPV declined from $323.4 million at December 31, 2005 to $282.6 million at March 31, 2006. This decline primarily reflected the decrease in the Bank's equity from the $35.0 million capital distribution during the period, a decline in the value of the core deposit premium intangible resulting from higher projected runoff in core deposits and the increased value of the borrowings (a negative impact upon the NPV) resulting from the increased likelihood of borrowings being called by the lender.

The NPV Ratio was 9.42% in the +200 basis point Rate Shock Scenario at March 31, 2006, a decrease from the NPV Ratio of 10.69% in the +200 basis point Rate Shock Scenario at December 31, 2005. The decrease in the Bank’s +200 basis point Rate Shock Scenario NPV Ratio at March 31, 2006 compared to December 31, 2005 reflected the aforementioned decrease in the +200 basis point Rate Shock Scenario NPV during the period.

   At March 31, 2006, the sensitivity change in the +200 basis point Rate Shock Scenario was 254 basis points, compared to a sensitivity change of 235 basis points in the +200 basis point Rate Shock Scenario at December 31, 2005. The growth in sensitivity was primarily due to both decline in the value of the core deposit premium intangible resulting from higher projected runoff in core deposits and the increased value of the Company's borrowings (a negative impact upon the NPV Ratio) resulting from the increased likelihood of borrowings being called by the lender.

Item 4. Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of March 31, 2006, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each found that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the Company's last quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of business, the Company is routinely named as a defendant in or party to various pending or threatened legal actions or proceedings. Certain of these matters may seek substantial monetary damages. In the opinion of management, the Company is involved in no actions or proceedings that will have a material adverse impact on its financial condition and results of operations.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) During the three months ended March 31, 2006, the Holding Company purchased 182,100 shares of its common stock into treasury. These repurchases were made under the Company's Tenth Stock Repurchase Program, which was publicly announced on May 20, 2004.

A summary of the shares repurchased by month is as follows:

Period	Total Number of Shares Purchased	AveragePrice Paid PerShare	Total Number of Shares Purchased as Part of a Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Programs
January 2006	15,000	$14.76	15,000	2,449,149
February 2006	111,400	14.46	111,400	2,337,749
March 2006	55,700	14.21	55,700	2,282,049

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
Tables continued on next page

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
10.19
Option Conversion Certificates between Dime Community Bancshares, Inc. and each of Messrs. Russo, Segrete, Calamari, Latawiec, O'Gorman, and
   Ms. Swaya pursuant to Section 1.6(b) of the Agreement and Plan of Merger, dated as of July 18, 1998 by and between Dime Community
   Bancshares, Inc. and Financial Bancorp, Inc. (6)

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (7)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (11)
10.22	Waiver executed by Vincent F. Palagiano (12)
10.23	Waiver executed by Michael P. Devine (12)
10.24	Waiver executed by Kenneth J. Mahon (12)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (11)
31(i).1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31(i).2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

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

Dime Community Bancshares, Inc.

Dated: May 10, 2006	By:	/s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: May 10, 2006	By:	/s/ KENNETH J. MAHON
Kenneth J. Mahon
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)