Form 10-Q
period 2006-06-30
DIME COMMUNITY BANCSHARES INC
filed 2006-08-09
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
OR

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
YES   X   NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
LARGE ACCELERATED FILER          ACCELERATED FILER   X    NON-ACCELERATED FILER ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES          NO   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at August 8, 2006
$.01 Par Value	36,711,635

	PART I - FINANCIAL INFORMATION
		Page
Item 1.	Condensed Financial Statements (Unaudited)
	Consolidated Statements of Financial Condition at June 30, 2006 and December 31, 2005	3
	Consolidated Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005	4
	Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 2006 and 2005 and Statements of Comprehensive Income for the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005	5
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005	6
	Notes to Consolidated Financial Statements	7-14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33-34
Item 4.	Controls and Procedures	35

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Submission of Matters to a Vote of Security Holders	35-36
Item 5.	Other Information	36
Item 6.	Exhibits	36-38
	Signatures	38

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

Item 1. Condensed Financial Statements (Unaudited)

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)
	June 30, 2006	December 31, 2005
ASSETS:
Cash and due from banks	$19,191	$40,199
Federal funds sold and short-term investments	63,037	60,014
Encumbered investment securities held-to-maturity (estimated fair value of $380 and $456 at June 30, 2006 and December 31, 2005, respectively)	380	455
Investment securities available-for-sale, at fair value
Encumbered	1,710	13,062
Unencumbered	29,666	31,770
	31,376	44,832
Mortgage-backed securities available-for-sale, at fair value:
Encumbered	146,117	191,093
Unencumbered	24,155	2,360
	170,272	193,453
Loans:
Real estate, net	2,657,953	2,608,854
Other loans	2,489	2,341
Less allowance for loan losses	(16,033)	(15,785)
Total loans, net	2,644,409	2,595,410
Loans held for sale	-	900
Premises and fixed assets, net	17,412	16,527
Federal Home Loan Bank of New York capital stock	32,420	29,917
Goodwill	55,638	55,638
Other assets	89,786	88,881
Total Assets	$3,123,921	$3,126,226
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$1,833,045	$1,817,771
Non-interest bearing deposits	97,453	97,001
Total deposits	1,930,498	1,914,772
Escrow and other deposits	46,335	47,518
Securities sold under agreements to repurchase	120,380	205,455
Federal Home Loan Bank of New York advances	596,500	531,500
Subordinated notes payable	25,000	25,000
Trust Preferred securities payable	72,165	72,165
Other liabilities	39,954	38,102
Total Liabilities	2,830,832	2,834,512
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at June 30, 2006 and December 31, 2005)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 50,808,468 shares and 50,633,881 shares issued at June 30, 2006 and December 31, 2005, respectively, and 36,790,735 shares and 36,956,907 shares outstanding at June 30, 2006 and December 31, 2005, respectively)	508	506
Additional paid-in capital	205,013	204,083
Retained earnings	282,132	274,579
Accumulated other comprehensive loss, net of deferred taxes	(5,020)	(3,328)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(4,511)	(4,627)
Unearned and unallocated common stock of Recognition and Retention Plan ("RRP")	(3,583)	(2,979)
Common stock held by Benefit Maintenance Plan ("BMP")	(7,941)	(7,941)
Treasury stock, at cost (14,017,733 shares and 13,676,974 shares at June 30, 2006 and December 31, 2005, respectively)	(173,509)	(168,579)
Total Stockholders' Equity	293,089	291,714
Total Liabilities And Stockholders' Equity	$3,123,921	$3,126,226
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Loans secured by real estate	$39,844	$36,673	$77,683	$73,231
Other loans	45	63	94	119
Mortgage-backed securities	1,753	3,270	3,598	7,760
Investment securities	469	755	951	1,361
Other	1,522	1,887	2,678	2,841
Total interest income	43,633	42,648	85,004	85,312

Interest expense:
Deposits and escrow	13,554	10,185	25,050	19,566
Borrowed funds	9,228	9,077	18,662	17,650
Total interest expense	22,782	19,262	43,712	37,216
Net interest income	20,851	23,386	41,292	48,096
Provision for loan losses	60	60	120	120
Net interest income after provision for loan losses	20,791	23,326	41,172	47,976

Non-interest income:
Service charges and other fees	1,457	1,514	2,954	2,922
Net gain on sales of loans	253	152	652	287
Net gain (loss) on sales and redemptions of securities	1,064	(5,176)	1,542	(5,176)
Income from Bank owned life insurance	466	472	930	949
Other	453	620	775	920
Total non-interest income (loss)	3,693	(2,418)	6,853	(98)

Non-interest expense:
Salaries and employee benefits	5,227	5,043	10,510	10,078
ESOP and RRP compensation expense	577	582	1,162	1,154
Occupancy and equipment	1,379	1,277	2,791	2,614
Federal deposit insurance premiums	63	83	132	167
Data processing costs	831	617	1,574	1,030
Other	2,451	2,331	4,807	4,648
Total non-interest expense	10,528	9,933	20,976	19,691

Income before income taxes	13,956	10,975	27,049	28,187
Income tax expense	4,896	3,717	9,581	10,058
Net income	$9,060	$7,258	$17,468	$18,129

Earnings per Share:
Basic	$0.26	$0.21	$0.50	$0.52
Diluted	$0.26	$0.20	$0.50	$0.51
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITYAND COMPREHENSIVE INCOME
(Dollars in thousands)

	Six Months Ended June 30,
	2006	2005
Common Stock (Par Value $0.01):
Balance at beginning of period	$506	$501
Shares issued in exercise of options	2	2
Balance at end of period	508	503

Additional Paid-in Capital:
Balance at beginning of period	204,083	198,183
Stock options exercised	623	1,209
Tax (charge) benefit of benefit plans	(244)	35
Excess market over cost basis of treasury shares released	107	222
Amortization of excess fair value over cost - ESOP stock	444	558
Balance at end of period	205,013	200,207

Retained Earnings:
Balance at beginning of period	274,579	258,237
Net income for the period	17,468	18,129
Cash dividends declared and paid	(9,915)	(9,947)
Balance at end of period	282,132	266,419

Accumulated Other Comprehensive Income:
Balance at beginning of period	(3,328)	(3,228)
Change in other comprehensive loss during the period, net of deferred taxes	(1,692)	1,711
Balance at end of period	(5,020)	(1,517)

Employee Stock Ownership Plan:
Balance at beginning of period	(4,627)	(4,749)
Amortization of earned portion of ESOP stock	116	47
Balance at end of period	(4,511)	(4,702)

Recognition and Retention Plan:
Balance at beginning of period	(2,979)	(2,612)
Common stock acquired by RRP and BMP	(770)	(571)
Amortization of earned portion of RRP stock	166	89
Balance at end of period	(3,583)	(3,094)

Treasury Stock:
Balance at beginning of period	(168,579)	(157,263)
Common stock acquired by RRP	592	862
Purchase of treasury shares, at cost	(5,522)	(5,947)
Balance at end of period	(173,509)	(162,348)

Common Stock Held by Benefit Maintenance Plan
Balance at beginning and end of period	(7,941)	(7,348)
Common stock acquired	-	(593)
	(7,941)	(7,941)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Statements of Comprehensive Income	2006	2005	2006	2005
Net Income	9,060	7,258	$17,468	$18,129
Reclassification adjustment for securities sold, net of (expense) benefit of $(489) and $2,143, respectively, during the three months ended June 30, 2006 and 2005 and $(489) and $2,143, respectively, during the six months ended June 30, 2006 and 2005	(575)	3,033	(575)	3,033
Net unrealized securities (losses) gains arising during the period, net of taxes of $(356) and $1,370 during the three months ended June 30, 2006 and 2005, respectively, and $(952) and $(1,126) during the six months ended June 30, 2006 and 2005, respectively	(418)	1,608	(1,117)	(1,322)
Comprehensive Income	$8,067	$11,899	$15,776	$19,840
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In thousands)

	Six Months Ended June 30, ,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$17,468	$18,129
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net (gain) loss on the sale of investment securities and other assets	(1,542)	5,176
Net gain on sale of loans held for sale	(652)	(287)
Net depreciation and amortization	831	1,444
ESOP compensation expense	561	605
Stock plan compensation (excluding ESOP)	165	89
Provision for loan losses	120	120
Increase in cash surrender value of Bank Owned Life Insurance	(930)	(949)
(Increase) Decrease in net deferred income tax asset	(220)	273
Changes in assets and liabilities:
Origination of loans held for sale	(46,501)	(57,467)
Proceeds from sale of loans held for sale	48,053	59,812
Decrease in other assets	1,650	2,027
Increase in other liabilities	1,853	6,705
Net cash provided by operating activities	20,856	35,677
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in other short term investments	(3,019)	(122,573)
Proceeds from maturities of investment securities held-to-maturity	75	65
Proceeds from maturities of investment securities available-for-sale	14,575	-
Proceeds from sales of investment securities available-for-sale	3,032	36,421
Proceeds from sales of mortgage backed securities held-to-maturity	-	377
Proceeds from sales of mortgage backed securities available-for-sale	-	232,230
Purchases of investment securities available-for-sale	(4,029)	(51,980)
Principal collected on mortgage backed securities held-to-maturity	-	94
Principal collected on mortgage backed securities available-for-sale	20,873	57,671
Net increase in loans	(49,119)	(53,689)
Purchases of premises and equipment	(1,090)	(551)
Purchase of Federal Home Loan Bank stock	(2,503)	-
Net cash (used in) provided by investing activities	(21,205)	98,065
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in due to depositors	15,726	(124,707)
Net (decrease) increase in escrow and other deposits	(1,183)	8,452
Decrease in securities sold under agreements to repurchase	(85,075)	(64)
Increase in FHLBNY Advances	65,000	-
Cash dividends paid	(9,915)	(9,947)
Stock options exercised and tax benefits of stock plans	381	1,246
Acquisition of common stock by RRP and BMP	(71)	(80)
Purchase of treasury stock	(5,522)	(5,947)
Net cash used in financing activities	(20,659)	(131,047)
(DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(21,008)	2,695
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	40,199	26,581
CASH AND DUE FROM BANKS, END OF PERIOD	$19,191	$29,276
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$7,812	$1,818
Cash paid for interest	44,127	36,435
Increase (Decrease) in accumulated other comprehensive loss	(1,692)	1,711
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

2. SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of June 30, 2006, the results of operations and statements of comprehensive income for the three-month and six-month periods ended June 30, 2006 and 2005, and changes in stockholders' equity and cash flows for the six months ended June 30, 2006 and 2005. The results of operations for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2006. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

Preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas in the accompanying financial statements where estimates are made include the allowance for loan losses, the valuation of mortgage servicing rights ("MSR"), asset impairment adjustments, the valuation of debt and equity securities, loan income recognition, and the realization of deferred tax assets.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2005 and notes thereto.

3. TREASURY STOCK

During the six months ended June 30, 2006, the Holding Company repurchased 388,759 shares of its common stock into treasury. All shares repurchased were recorded at the acquisition cost, which totaled $5.5 million during the period.

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

The following is a reconciliation of the numerator and denominator of basic EPS and diluted EPS for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Numerator:
Net Income per the Consolidated Statements of Operations	$9,060	$7,258	$17,468	$18,129
Denominator:
Weighted-average number of shares outstanding utilized in the calculation of basic EPS	34,959,297	35,186,714	35,015,104	35,191,918

Unvested shares of RRP or Restricted Stock Awards	78,184	45,304	78,244	40,703
Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options	244,879	623,093	290,988	706,054
Anti-dilutive effect of tax benefits associated with "in-the-money" stock options	(79,548)	(210,383)	(96,846)	(240,702)
Weighted average number of shares outstanding utilized in the calculation of diluted EPS	35,202,812	35,644,728	35,287,490	35,697,973

Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options are calculated based upon the excess of the average market value of the Company's common stock over the exercise price of outstanding options.

There were 1,078,238 weighted-average stock options for both the three-month and six-month periods ended June 30, 2006, and 2005, respectively, and 883,336 and 762,189 weighted-average stock options for the three-month and six-month periods ended June 30, 2005, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

6. ACCOUNTING FOR STOCK BASED COMPENSATION

The Holding Company and Bank maintain the Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees, the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees and the 2004 Stock Incentive Plan, (collectively the "Stock Plans"), as well as the RRP, which are discussed more fully in Note 15 to the Company's consolidated audited financial statements for the year ended December 31, 2005, and which are subject to the accounting requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosures, an Amendment of FASB Statement No. 123."

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment", ("SFAS 123R"), addressing the accounting for share-based payment transactions (e.g., stock options and awards of restricted stock) in which an employer receives employee services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. The Company adopted SFAS 123R on January 1, 2006 using a modified prospective application. Accordingly, prior year amounts have not been restated. Prior to January 1, 2006, the Company accounted for stock-based compensation under the Stock Plans using the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Accordingly, no stock-based compensation was reflected in net income for stock options during the three-month and six-month periods ended June 30, 2005, since, for all options granted under the Stock Plans, the exercise price equaled the market value of the underlying common stock on the date of the grant.

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

Since all stock options outstanding were fully vested on December 30, 2005 and there have been no grants of stock options since that date, there was no recorded expense related to stock options during the three-month and six-month periods ended June 30, 2006. Grants of restricted stock awards during the three-month and six-month periods ended June 30, 2006 were accounted for in accordance with SFAS 123R.

The following table illustrates the effect on net income and EPS had the Company applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for the Stock Plans and RRP during the three-month and six-month periods ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Dollars in Thousands, except per share amounts)
Net income, as reported	$7,258	$18,129
Less: Excess stock-based compensation expense determined under the fair value method over the stock-based compensation recorded for all plans, net of applicable taxes	(365)	(753)
Pro forma net income	$6,893	$17,376

Earnings per share
Basic, as reported	$0.21	$0.52
Basic, pro forma	0.20	0.49

Diluted, as reported	$0.20	$0.51
Diluted, pro forma	0.19	0.49

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

Combined activity related to stock options granted under the Stock Plans for the three-month and six-month periods ended June 30, 2006 and 2005 was as follows:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in Thousands, Except Per Share Amounts)
Options outstanding - beginning of period	2,349,833	2,556,058	2,503,103	2,679,435
Options granted	-	318,492	-	394,812
Weighted average exercise price of grants	-	$15.10	-	$15.36
Options exercised	38,500	110,848	191,770	301,600
Weighted average exercise price of exercised options	$4.52	$4.64	$4.61	$4.74
Options forfeited	5,625	13,030	5,625	21,975
Weighted average exercise price of forfeited options	$19.90	$16.99	$19.90	$17.47
Options outstanding - end of period	2,305,708	2,750,672	2,305,708	2,750,672
Weighted average exercise price of outstanding options - end of period	$14.62	$13.11	$14.62	$13.11
Remaining options available for grant	1,127,278	1,155,121	1,127,278	1,154,137
Exercisable options at end of period	2,305,708	1,468,520	2,305,708	1,468,520
Weighted average exercise price of exercisable options - end of period	$14.62	$10.56	$14.62	$10.56
Cash received for option exercise cost	$174	$515	$801	$1,350
Income tax benefit recognized	-	-	-	-

The range of exercise prices and weighted-average remaining contractual lives of both options outstanding and options exercisable as of June 30, 2006 was as follows:

Range of Exercise Prices	Outstanding as of as ofJune 30, 2006	Exercisable as of June 30, 2006	Weighted Average Exercise Price	Weighted Average Contractual Years Remaining
$2.00 - $2.50	7,500	7,500	$2.32	0.3
$2.51 - $3.00	39,403	39,403	2.76	1.0
$4.00 - $4.50	38,402	38,402	4.30	0.5
$4.51 - $5.00	14,087	14,087	4.56	3.6
$10.50 - $11.00	511,193	511,193	10.91	5.4
$13.00-$13.50	616,885	616,885	13.16	6.6
$15.00-$15.50	318,492	318,492	15.10	8.9
$16.00-$16.50	76,320	76,320	16.45	8.6
$19.50-$20.00	683,426	683,426	19.90	7.6
Total	2,305,708	2,305,708	$14.62	6.8

There were no grants of stock options under the Stock Plans during the three-month or six-month periods ended June 30, 2006. The weighted average fair value per option at the date of grant for stock options granted during the three-month and six-month periods ended June 30, 2005 was estimated as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Total options granted	318,492	394,812
Estimated fair value on date of grant	$3.86	$3.91
Pricing methodology utilized	Black- Scholes	Black- Scholes
Expected life (in years)	7.5	7.0
Interest rate	4.00%	3.94%
Volatility	31.22	31.67
Dividend yield	3.73	3.67

Other Stock Awards

RRP - In December 1996, the Holding Company's shareholders approved the RRP. On February 1, 1997, the Holding Company allocated 1,963,913 shares of stock to employees and outside directors. These shares vested in equal installments on February 1, 1998, 1999, 2000, 2001, and 2002.  On each vesting date, the RRP re-acquired shares that were sold by RRP participants in order to fund income tax obligations associated with their individual vesting of shares. In addition, during the period February 1, 1998 through February 1, 2002 the RRP re-acquired shares that were forfeited by participants. The shares re-acquired by the RRP during the period February 1, 1998 through February 1, 2002, either through the repurchase or forfeiture of previously allocated shares, totaled 343,797. On May 17, 2002, 67,500 RRP shares were granted to certain officers of the Bank. These shares vested as follows: 20% on November 25, 2002, and 20% each on April 25, 2003, 2004, 2005 and 2006. The fair value of the Company's common stock on May 17, 2002 was $16.19. The RRP has re-acquired 26,840 shares of common stock that were sold by RRP participants in order to fund income tax obligations associated with their individual vesting of shares under the May 17, 2002 grant. At June 30, 2006, a total of 303,137 shares held by the RRP remained eligible for future allocation. Prior to adoption of SFAS 123R on January 1, 2006, the Company accounted for compensation expense under the RRP pursuant to APB 25, measuring compensation cost based upon the average acquisition value of the RRP shares. Effective January 1, 2006, the Company began accounting for compensation expense under the RRP pursuant to SFAS 123R. The effect of adoption upon the compensation expense recorded was not material.

The following is a summary of activity related to the RRP awards during the three-month and six-month periods ended June 30, 2006 and 2005:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Shares acquired (a)	5,023	-	5,023	-
Shares vested	13,500	-	13,500	-
Shares allocated	-	-	-	-
Unallocated shares - end of period	303,137	298,114	303,137	298,114
Unvested allocated shares - end of period	-	13,500	-	13,500
Compensation recorded to expense	$18	$27	$45	$54
Income tax benefit recognized	-	-	29	35

(a) Represents shares re-acquired from either participant sales of vested shares in order to satisfy income tax obligations or participant forfeitures.

Restricted Stock Awards - On March 17, 2005, a grant of 31,804 restricted stock awards was made to officers of the Bank under the 2004 Stock Incentive Plan. One-fourth of these awards vested to the respective recipients on May 1, 2006. The remaining three-fourths of these awards vest in equal annual installments on May 1, 2007, 2008 and 2009, respectively. The fair value of the Company's common stock on March 17, 2005 was $15.44. On January 3, 2006, a grant of 30,000 restricted stock awards was made to officers of the Bank under the 2004 Stock Incentive Plan. One-fifth of these awards vest to the respective recipients on February 1, 2007, 2008, 2009, 2010 and 2011, respectively. The fair value of the Company's common stock on January 3, 2006 was $14.61 (the opening price on the grant date). On March 16, 2006, a grant of 18,000 restricted stock awards was made to officers of the Bank under the 2004 Stock Incentive Plan. One-fifth of these awards vest to the respective recipients on May 1, 2007, 2008, 2009, 2010 and 2011 respectively. The fair value of the Company's common stock on March 16, 2006 was $14.48.

In accordance with SFAS 123R, during the three-month and six-month periods ended June 30, 2006 and 2005, compensation expense was recorded on these restricted stock awards based upon the fair value of the shares on the respective dates of grant.

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan during the three-month and six-month periods ended June 30, 2006 and 2005:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Unvested allocated shares - beginning of period	79,804	31,804	31,804	-
Shares granted	-	-	48,000	31,804
Shares vested	7,949	-	7,949	-
Unvested allocated shares - end of period	71,855	31,804	71,855	31,804
Unallocated shares - end of period	-	-	-	-
Compensation recorded to expense	$66	$31	$120	$35
Income tax benefit recognized	-	-	-	-

7. INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following table summarizes the gross unrealized losses and fair value of investment securities and MBS available-for-sale as of June 30, 2006, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
			(Dollars in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government corporations and agencies	$-	$-	$2,499	$1	$2,499	$1
Corporate securities	5,000	10	986	13	5,986	23
Equity securities	1,171	38	2,782	286	3,953	324
FNMA pass-through certificates	1,382	95	8,844	566	10,226	661
GNMA pass-through certificates	455	1	-	-	455	1
Collateralized Mortgage Obligations	-	-	158,005	7,898	158,005	7,898
	$8,008	$144	$173,116	$8,764	$181,124	$8,908

The increase in the aggregate unrealized loss on investment securities and MBS available-for-sale that have been in a continuous unrealized loss position for a period of 12 months or more as of June 30, 2006 compared to December 31, 2005 was experienced in FNMA pass-through certificates and collateralized mortgage obligations, and resulted solely from increases in short- and medium-term interest rates from January 2006 through June 30, 2006. Management believes that the unrealized losses were temporary at June 30, 2006. In making this determination, management considered the severity and duration of the loss as well as its intent with regard to these securities. As of June 30, 2006, no other investment or mortgage-backed securities possessed unrealized losses.

The aggregate amount of held-to-maturity investment securities and MBS carried at historical cost was $380,000 as of June 30, 2006. No individual security that was carried at historical cost possessed an unrealized loss as of June 30, 2006.

In June 2005, the FASB issued Emerging Issue Task Force ("EITF") Issue No. 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." ("EITF Issue No. 03-1a"). EITF Issue No. 03-1-a, modified EITF Issue No 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." On November 3, 2005, the FASB issued FASB Staff Position ("FSP") FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which superceded EITF Issue No. 03-1 and EITF Issue No. 03-1a, and is effective for all reporting periods beginning after December 15, 2005. FSP FAS 115-1 and FAS 124-1 address determination of the time an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP FAS 115-1 and FAS 124-1also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and require certain disclosures concerning unrealized losses that have not been recognized as other-than-temporary impairments. Adoption of FSP FAS 115-1 and FAS 124-1 did not have a material impact upon the Company's consolidated financial condition or results of operations.

8. RETIREMENT AND POSTRETIREMENT PLAN
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

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)
Service cost	$-	$12	$-	$18
Interest cost	327	57	341	64
Expected return on assets	(438)	-	(413)	-
Unrecognized past service liability	-	(7)	26	(7)
Amortization of unrealized loss	155	10	142	14
Curtailment credit	-	-	(179)	-
Net expense (credit)	$44	$76	$(83)	$89

Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)
Service cost	$-	$46	$-	$36
Interest cost	654	114	682	128
Expected return on assets	(876)	-	(826)	-
Unrecognized past service liability	-	(14)	52	(15)
Amortization of unrealized loss	310	20	284	28
Curtailment credit	-	-	(179)	-
Net expense	$88	$166	$13	$177

The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it expects to make contributions or benefit payments totaling $177,000 to the BMP, $156,000 to its Outside Director Retirement Plan, and $155,000 to its Postretirement Plan, and make no contributions to the Employee Retirement Plan during the year ending December 31, 2006. During the three-month and six-month periods ended June 30, 2006, the Company made benefit payments of $16,000 and $24,000, respectively, to the Outside Director Retirement Plan and expects to make an additional $64,000 of contributions or benefit payments during the remainder of 2006. During the three-month and six-month periods ended June 30, 2006, the Company made contributions totaling $47,000 and $68,000, respectively, to the Postretirement Plan and expects to make an additional estimated $68,000 of contributions or benefit payments during the remainder of 2006. During the six months ended June 30, 2006, the Company made no contributions or benefit payments to the BMP, and does not expect to make any benefit payments or contributions to the BMP during the remainder of 2006, since anticipated retirements that formed the basis for the expected benefit payments in 2006 are no longer expected to occur.

9. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"). The Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to accounting for separately recognized MSR. SFAS 156 requires all separately recognized MSR to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and liabilities: (1) amortizing servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss; or (2) reporting servicing assets or liabilities at fair value at each reporting date and reporting changes in fair value in earnings in the period in which the changes occur. In the event that the first method is selected, SFAS 156 requires an assessment of servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. SFAS 156 further requires additional disclosures for all separately recognized MSR. SFAS 156 is effective as of the commencement of the first fiscal year that begins after September 15, 2006. Adoption of SFAS 156 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," ("SFAS 155"). SFAS 155 amends both SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Among other matters, SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity against holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring during fiscal years commencing after September 15, 2006. Adoption of SFAS 155 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements prepared in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, a tax position adopted is subjected to two levels of evaluation. Initially, a determination is made as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In conducting this evaluation, management should presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold. This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

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

Certain other amounts as of December 31, 2005 and for the three-month and six-month periods ended June 30, 2005 have been reclassified to conform to their presentation as of and for the three-month and six-month periods ended June 30, 2006.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Dime Community Bancshares, Inc. (the "Holding Company") and together with its direct and indirect subsidiaries (the "Company") is a Delaware corporation and parent company of The Dime Savings Bank of Williamsburgh (the "Bank"), a federally-chartered stock savings bank. The Bank maintains its headquarters in the Williamsburg section of Brooklyn, New York and operates twenty-one full service retail banking offices located in the New York City boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York. The Bank’s principal business has been, and continues to be, gathering deposits from customers within its market area, and investing them primarily in multifamily residential, commercial real estate, one- to four-family residential, construction and consumer loans, mortgage-backed securities ("MBS"), obligations of the U.S. government and government sponsored entities, and corporate debt and equity securities.

Executive Summary

The Holding Company’s primary business is the operation of the Bank. The Company’s consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Bank additionally generates non-interest income such as service charges and other fees, as well as income associated with Bank Owned Life Insurance. Non-interest expense consists primarily of employee compensation and benefits, federal deposit insurance premiums, data processing costs, occupancy and equipment expenses, marketing costs and other operating expenses. The Company’s consolidated results of operations are also significantly affected by general economic and competitive conditions (particularly fluctuations in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

The Bank’s primary strategy is generally to increase its household and deposit market shares in the communities which it serves. During the previous several operating quarters, however, growth has been restricted as a result of the interest rate environment, which management has deemed unfavorable for significant balance sheet growth. The Bank also seeks to increase its product and service utilization for each individual depositor. In addition, the Bank’s primary strategy includes the origination of, and investment in, mortgage loans, with an emphasis on multifamily residential and commercial real estate loans. Recently, the Bank has increased its portfolios of loans secured by commercial real estate and mixed-use properties (typically comprised of ground level commercial units and residential apartments on the upper floors).

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

During the quarter ended June 30, 2005, the Company sold $274.2 million of investment securities, MBS and collateralized mortgage obligations, resulting in an approximate pre-tax charge of $5.2 million. During the quarter ended June 30, 2006, reported earnings exceeded operating earnings due to a pre-tax gain of $1.1 million on the sale of mutual fund investments associated with the Company's Benefit Maintenance Plan. Excluding this transaction, net income would have declined by $1.9 million during the three months ended June 30, 2006 compared to the quarter ended June 30, 2005. This decline resulted primarily from a decline in net interest income coupled with an increase in non-interest expense during the period.

Net interest income, and the related net interest spread and net interest margin, declined during the three-months ended June 30, 2006 versus the comparable period of 2005. These declines were attributable to the continuation of the flattened market yield curve as interest rates on short-term investments and borrowings continued to increase at a faster rate than those on medium- and long-term investments and borrowings. This environment resulted in a greater increase in the average cost of interest bearing liabilities than the increase in yield on interest earning assets during the comparative period.

Non-interest expense has grown over the past twelve months, as the Bank has sought to enhance both its facilities and personnel in order to position itself to compete successfully in a challenging marketplace, and added staff and expenses in connection with new retail banking initiatives.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Performance and Other Selected Ratios:
Return on Average Assets	1.16%	0.87%	1.12%	1.08%
Return on Average Stockholders' Equity	12.37	10.18	11.96	12.81
Stockholders' Equity to Total Assets	9.38	8.78	9.38	8.78
Tangible Equity to Total Tangible Assets	7.87	7.24	7.87	7.24
Loans to Deposits at End of Period	137.81	122.44	137.81	122.44
Loans to Earning Assets at End of Period	89.74	82.31	89.74	82.31
Net Interest Spread	2.36	2.63	2.36	2.72
Net Interest Margin	2.79	2.93	2.77	3.01
Average Interest Earning Assets to Average Interest Bearing Liabilities	113.86	112.31	113.30	111.50
Non-Interest Expense to Average Assets	1.34	1.19	1.34	1.18
Efficiency Ratio	45.33	38.22	45.65	37.23
Effective Tax Rate	35.08	33.87	35.42	35.68
Dividend Payout Ratio	53.85	70.00	56.00	54.90
Average Tangible Equity	$241,554	$232,728	$240,182	$230,843
Per Share Data:
Reported EPS (Diluted)	$0.26	$0.20	$0.50	$0.51
Cash Dividends Paid Per Share	0.14	0.14	0.28	0.28
Stated Book Value	7.97	7.74	7.97	7.74
Tangible Book Value	6.58	6.28	6.58	6.28
Asset Quality Summary:
Net Charge-offs (Recoveries)	$8	$(14)	$19	$(15)
Non-performing Loans	2,885	5,025	2,885	5,025
Non-performing Loans/Total Loans	0.11%	0.20%	0.11%	0.20%
Non-performing Assets/Total Assets	0.09	0.15	0.09	0.15
Allowance for Loan Loss/Total Loans	0.60	0.61	0.60	0.61
Allowance for Loan Loss/Non-performing Loans	555.74	309.13	555.74	309.13
Regulatory Capital Ratios (Bank Only):
Tangible Capital	9.39%	8.72%	9.39%	8.72%
Leverage Capital	9.39	8.72	9.39	8.72
Total Risk-based Capital	13.38	13.38	13.38	13.38
Earnings to Fixed Charges Ratios
Including Interest on Deposits	1.61x	1.57x	1.62x	1.76x
Excluding Interest on Deposits	2.51	2.21	2.45	2.60

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Non-GAAP Disclosures - Core Earnings Reconciliation and Ratios (1)
Net income	$9,060	$7,258	$17,468	$18,129
Net pre-tax (gain) loss on sale of securities	(1,064)	5,176	(1,542)	5,176
Pre-tax income from borrowings restructuring	-	-	(43)	-
Tax effect of adjustments	378	(2,143)	568	(2,143)
After tax effect of adjustments to core earnings	(686)	3,033	(1,017)	3,033
Core Earnings	$8,374	$10,291	$16,451	$21,162

Core Return on Average Assets	1.07%	1.23%	1.05%	1.26%
Core Return on Average Stockholders' Equity	11.44	14.44	11.27	14.95
Core EPS (Diluted)	$0.24	$0.29	$0.47	$0.59
Dividend payout ratio (based upon core earnings)	58.33%	48.28%	59.57%	47.46%

(1) Core earnings and related data are "Non-GAAP Disclosures." These disclosures present information which management considers useful to the readers of this report since they present a measure of the results of the Company's ongoing operations (exclusive of significant non-recurring items such as gains or losses on sales of investment or mortgage backed securities) during the period.

Critical Accounting Policies

Various elements of the Company’s accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policies with respect to the methodologies it uses to determine the allowance for loan losses, the valuation of mortgage servicing rights ("MSR"), asset impairments (including the valuation of goodwill and other intangible assets, realization of deferred tax assets and other than temporary declines in the valuation of securities), and loan income recognition are the Company’s most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material variations in the Company's results of operations or financial condition.

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

Performing Loans

At June 30, 2006, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio. Performing loans are reviewed at least quarterly based upon the premise that there are losses inherent within the loan portfolio that have not been identified as of the review date. The Bank thus calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage and applying it to its performing loans. In deriving the expected loan loss percentage, the Bank considers the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multifamily residential, commercial real estate, cooperative apartment, construction or consumer); the underwriting history of the loan (i.e., whether it was underwritten by the Bank or a predecessor institution acquired by the Bank and, therefore, originally subjected to different underwriting criteria); both the current condition and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data to derive the expected loan loss percentages); the level of, and trend in, non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by real estate located in the New York City metropolitan area) or specific industry conditions within the portfolio segments. Since these criteria affect the expected loan loss percentages that are applied to performing loans, changes in any of them may effect the amount of the allowance and the provision for loan losses. The Bank applied the process of determining the allowance for loan losses consistently throughout the three-month and six-month periods ended June 30, 2006 and 2005.

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

The Bank's policy is to charge-off immediately all balances classified as ''Loss'' and record a reduction of the allowance for loan losses for the full amount of the outstanding loan balance. The Bank applied this process consistently throughout the three-month and six-month periods ended June 30, 2006 and 2005.

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

The fair value of MSR is sensitive to changes in assumptions. Fluctuations in prepayment speed assumptions have the most significant impact on the fair value of MSR. In the event that loan prepayment activities increase due to increased loan refinancing, the fair value of MSR would likely decline. In the event that loan prepayment activities decrease due to a decline in loan refinancing, the fair value of MSR would likely increase. Any measurement of the value of MSR is limited by the existing conditions and assumptions utilized at a particular point in time, and would not necessarily be appropriate if applied at a different point in time.

In measuring the fair value of capitalized MSR, assumptions utilized include the stratification based on predominant risk characteristics of the underlying loans for the purpose of evaluating impairment. Increases in the risk characteristics of the underlying loans would result in a decline in the fair value of the MSR. A valuation allowance is then established in the event the recorded value of an individual stratum exceeds its fair value.

Asset Impairment Adjustments. Certain assets are carried in the Company's consolidated statements of financial condition at fair value or at the lower of cost or fair value. Management periodically performs analyses to test for impairment of these assets. Two significant impairment analyses relate to the value of goodwill and other than temporary declines in the value of the Company's securities. In the event that an impairment of goodwill or an other than temporary decline in securities is determined to exist, it is recognized as a charge to earnings.

Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") which was adopted on July 1, 2001. SFAS 142 eliminated amortization of goodwill and instead requires performance of an annual impairment test at the reporting unit level. As of June 30, 2006, the Company had goodwill totaling $55.6 million.

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

The Company conducts a periodic review and evaluation of its securities portfolio taking into account the severity and duration of each unrealized loss, as well as management's intent with regard to the securities, in order to determine if a decline in market value of any security below its carrying value is other than temporary. If such decline is deemed other than temporary, the carrying amount of the security is adjusted through a charge recorded in the Company's statement of operations. For the three-month and six-month periods ended June 30, 2006 and 2005, there were no other than temporary impairments in the securities portfolio.

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

Liquidity and Capital Resources

The Bank's primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security maturities and redemptions, advances from the Federal Home Loan Bank of New York ("FHLBNY"), and borrowings in the form of securities sold under agreement to repurchase ("REPOS") entered into with various financial institutions, including the FHLBNY. The Bank also sells selected multifamily residential and mixed use loans to the Federal National Mortgage Association ("FNMA'), and long-term, one- to four-family residential real estate loans to either FNMA or the State of New York Mortgage Agency. The Company may additionally issue debt under appropriate circumstances. Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposits flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

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

Deposits increased $15.7 million during the six months ended June 30, 2006, compared to a decrease of $124.7 million during the six months ended June 30, 2005. During the six months ended June 30, 2006, the Company experienced an increase of $53.1 million in certificates of deposit ("CDs"), due primarily to successful promotional campaigns, that was partially offset by declines of $14.2 million in savings accounts and $19.6 million in money market accounts during the period, as customers continued to migrate towards CDs as they gained greater acceptance of market rates offered on time deposit accounts. The slight growth in deposits despite disciplined pricing on non-promotional accounts, coupled with an increase in the yield on its interest earning assets, helped the Company continue to avoid significant erosion in its net interest margin despite a prolonged flattened yield curve environment.

During the six months ended June 30, 2005, while short-term interest rates were steadily increasing, the Bank, primarily in order to control its overall cost of deposits, elected to maintain the non-promotional interest rates offered on its various deposit accounts at or near their existing levels. As a result, the attrition level on deposits increased during this time period (especially in the case of promotional money market deposits that reached the end of their promotional offering rates) and exceeded the level of new deposits gathered through ongoing promotional programs. As a result, money market deposits declined $130.5 million during the six months ended June 30, 2005.

During 2005, the Bank’s rates on repricing core deposits lagged those of the price leaders in its markets. This strategy served to protect margin, not deposits. Commencing in the first quarter of 2006, there was a slight shift in the Bank’s deposit pricing posture for competitive reasons. With the average rate on new loans currently consistently trending above 6 percent, attracting and retaining new deposits at today’s rates appears more palatable to managing the Bank’s interest rate risk than it did throughout 2005. Although this strategy was not reflected in the results of the June 2006 quarter, it continues to be management's overall anticipated strategy for the remainder of 2006.

Average deposits per branch approximated $92 million at June 30, 2006, down from a $104 million average at June 30, 2005. The loan-to-deposit ratio was 138% at June 30, 2006, compared to 122% at June 30, 2005, as the increased ratio resulted primarily from a decline in deposit balances from July 2005 through June 2006 (which decline was predominantly experienced between July 2005 and December 2005). The declines reflected management's decision to maintain low offering rates on non-promotional transaction accounts during the period while short-term interest rates continued to increase. Core deposits comprised 47% of total deposits at June 30, 2006, compared to 53% at June 30, 2005.

During the six months ended June 30, 2006, principal repayments totaled $169.6 million on real estate loans and $20.9 million on MBS. During the six months ended June 30, 2005, principal repayments totaled $183.5 million on real estate loans and $57.8 million on MBS. The decrease in principal repayments on loans and MBS resulted from a reduction in borrower refinance activities associated with mortgage-related assets as a result of increases in interest rates during the period July 2005 through June 2006. The decrease in principal repayments on MBS additionally reflected a reduction in their balance due to the sale of securities in May 2005.

Since December 2002, the Bank has originated and sold multifamily residential mortgage loans in the secondary market to FNMA while retaining servicing and generating fee income while it services the loan. The Bank underwrites these loans using its customary underwriting standards, funds the loans, and sells them to FNMA at agreed upon pricing. Typically, the Bank seeks to sell loans with terms to maturity or repricing in excess of seven years from the origination date since it does not desire to retain such loans in portfolio as a result of the heightened interest rate risk they possess. Under the terms of the sales program, the Bank retains a portion of the associated credit risk. Once established, such amount continues to increase as long as the Bank continues to sell loans to FNMA under the program. The Bank retains this exposure until the portfolio of loans sold to FNMA is satisfied in its entirety or the Bank funds claims by FNMA for the maximum loss exposure. During the six months ended June 30, 2006 and 2005, the Bank sold FNMA $48.1 million and $40.1 million of loans, respectively, pursuant to this program.

In order to both replace liquidity lost by the attrition of deposits during 2005 and reduce the overall level of interest rate risk associated with its assets, the Company sold $274.2 million of investment securities and MBS during the six months ended June 30, 2005. The cash proceeds of the sale were initially reinvested in overnight funds and other short-term (90 day or less) investments with an average yield approximating 3.1%. The securities sold had an average yield of 3.62% and an average estimated duration of 2.4 years upon their disposition.

Due to the growth in deposit funding during the six months ended June 30, 2006, the Company was able to reduce its overall level of borrowings, which helped minimize the increase in the average cost of its interest bearing liabilities while short-term interest rates continued to rise. During the six months ended June 30, 2006, borrowings declined by $20.1 million on a net basis, as the Company utilized deposit inflows and liquidity from its investment and MBS portfolios to fund loan growth. During the six months ended June 30, 2005, the Bank limited asset growth, and as a result undertook no new REPO borrowings or FHLBNY advances during the period.

During the six months ended June 30, 2006, the Bank restructured $145.0 million of its borrowings in order to lower their average cost. Borrowings with a weighted average cost of 4.61% and a weighted average term to maturity of one year were replaced with borrowings having a weighted average cost of 4.17% and a final maturity of ten years, callable after year one. Since portions of the original borrowings were satisfied at a discount, the Bank recognized a net pre-tax gain on the transaction of $43,200.

In the event that the Bank should require funds beyond its ability to generate them internally, an additional source of funds is available through use of its borrowing line at the FHLBNY. At June 30, 2006, the Bank had an additional potential borrowing capacity of $346.4 million available should it purchase the minimum required level of FHLBNY common stock (i.e., 1/20th of its outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by the Office of Thrift Supervision ("OTS"), which, as a general matter, are based on the amount and composition of an institution's assets. At June 30, 2006, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Bank uses its liquidity and capital resources primarily for the origination of real estate loans and the purchase of mortgage-backed and other securities. During the six months ended June 30, 2006 and 2005, real estate loan originations totaled $264.9 million and $294.3 million, respectively. The decrease reflected increases in medium and long-term interest rates during the period July 2005 through June 2006 that reduced loan refinance activity. Purchases of investment securities (excluding short-term investments and federal funds sold) and MBS totaled $4.0 million during the six months ended June 30, 2006 compared to $52.0 million during the six months ended June 30, 2005. The decline resulted from reduced levels of liquidity experienced during the period July 2005 through June 2006 that provided limited funds available for investment purchase.

During the six months ended June 30, 2006, the Holding Company repurchased 388,759 shares of its common stock into treasury. All shares repurchased were recorded at the acquisition cost, which totaled $5.5 million during the period. As of June 30, 2006, up to 2,075,390 shares remained available for purchase under authorized share purchase programs. Based upon the $13.57 per share closing price of its common stock as of June 30, 2006, the Holding Company would utilize $28.2 million in order to purchase all of the remaining authorized shares. For the Holding Company to complete these share purchases, it would likely require dividend distributions from the Bank.

Contractual Obligations

The Bank has outstanding at any time significant borrowings in the form of FHLBNY advances and/or REPOS. The Holding Company has an outstanding $25.0 million non-callable subordinated note payable due to mature in 2010, and $72.2 million of trust preferred borrowings from third parties due to mature in April 2034, which are callable at any time after April 2009. The Bank is also obligated for rental payments under leases on certain of its branches and equipment and for minimum monthly payments under its current data systems contract.

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

  In addition, as part of its loan origination business, the Bank has outstanding commitments to extend credit to third parties, which are subject to strict credit control assessments. Since many of these loan commitments expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows. The following chart represents off balance sheet commitments for which the Company is obligated as of June 30, 2006:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at June 30, 2006
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$58,188	$-	$-	$-	$58,188
Other loan commitments	29,661	-	-	-	29,661
Recourse obligation on loans sold to FNMA	14,377	-	-	-	14,377
Total Credit Commitments	$102,226	$-	$-	$-	$102,226

Asset Quality

Non-performing loans (i.e., delinquent loans for which interest accruals have ceased in accordance with the Bank's policy discussed below) totaled $2.9 million and $958,000 at June 30, 2006 and December 31, 2005, respectively. The increase resulted primarily from the addition of 4 loans totaling $2.9 million to nonaccrual status, that was partially offset by the removal of 3 real estate loans totaling $649,000 from nonaccrual status during the period.

Pursuant to Bank policy, accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes 90 days past due as to principal or interest. Any interest previously accrued to income in the year that interest accruals are discontinued is reversed. Payments on non-performing loans are generally applied to principal. Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the principal balance and accrued interest. Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a minimum of twelve months. The Bank had no loans that were 90 days past due and accruing interest at June 30, 2006 or December 31, 2005.

The Bank had real estate and consumer loans totaling $1.8 million delinquent 60-89 days at June 30, 2006, compared to a total of $1.4 million at December 31, 2005. The increase resulted primarily from an increase during the period of $579,000 in delinquent real estate loans. The 60-89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of credit quality trends than non-performing loans.

GAAP requires the Bank to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a loan constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. Current OTS regulations require that troubled-debt restructurings remain classified as such until the loan is either repaid or returns to its original terms. The Bank had no loans classified as troubled-debt restructurings at June 30, 2006 or December 31, 2005.

The recorded investment in loans deemed impaired pursuant to Amended SFAS 114 was $2.9 million, consisting of four loans at June 30, 2006, compared to $384,000, consisting of one loan, at December 31, 2005. The increase resulted from the addition of four loans totaling $2.9 million to impaired status during the six months ended June 30, 2006. The average total balance of impaired loans was approximately $1.1 million and $1.5 million during the six months ended June 30, 2006 and 2005, respectively. The decrease in the average balance of impaired loans during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 resulted primarily from the removal of seven impaired loans totaling $4.2 million during the period July 2005 through June 2006, that was partially offset by the addition of four impaired loans totaling $2.9 million during the same period. There were $285,000 of reserves allocated within the allowance for loans losses for impaired loans at June 30, 2006. At December 31, 2005, reserves totaling $38,000 were allocated within the allowance for loan losses for impaired loans. At June 30, 2006, non-performing loans exceeded impaired loans by $35,000, due to $35,000 of one- to four-family and consumer loans, which, while on non-performing status, were not deemed impaired since they each had individual outstanding balances less than $417,000.

See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Classified Loans" for a discussion of impairment and reserves.

Other Real Estate Owned (“OREO”). Property acquired by the Bank as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure is classified as OREO and is recorded at the lower of the recorded investment in the related loan or the fair value of the property on the date of acquisition, with any resulting write down charged to the allowance for loan losses. The Bank obtains a current appraisal on OREO property as soon as practicable after it takes possession of the realty and generally reassesses its value at least annually thereafter. There were no OREO properties as of June 30, 2006 and December 31, 2005.

The following table sets forth information regarding non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated:

	At June 30, 2006	At December 31, 2005
	(Dollars in thousands)
Non-Performing Loans
One- to four-family	$3	$317
Multifamily residential	2,851	384
Cooperative apartment	26	229
Other	5	28
Total non-performing loans	2,885	958
OREO	-	-
Total non-performing assets	2,885	958
Troubled-debt restructurings	-	-
Total non-performing assets and troubled-debt restructurings	$2,885	$958

Impaired loans	$-	$384
Ratios:
Total non-performing loans to total loans	0.11%	0.04%
Total non-performing loans and troubled-debt restructurings to total loans	0.11	0.04
Total non-performing assets to total assets	0.09	0.03
Total non-performing assets and troubled-debt restructurings to total assets	0.09	0.03

Allowance for Loan Losses

The allowance for loan losses was $16.0 million at June 30, 2006 compared to $15.8 million at December 31, 2005. During the six months ended June 30, 2006, the Bank recorded a provision of 120,000 to the allowance for loan losses to provide for additional inherent losses in the portfolio. During the same period, the Bank also recorded net charge-offs of approximately $19,000, virtually all of which related to consumer loans, and reclassified $147,000 of its existing allowance for loan losses to other liabilities in order to separately account for reserves related to loan origination commitments. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Allowance for Loan Losses" for a further discussion).

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

Assets. Assets totaled $3.12 billion at June 30, 2006, a slight decline from total assets of $3.13 billion at December 31, 2005. MBS available-for-sale and investment securities available-for-sale decreased by $23.2 million and $13.5 million, respectively, during the six months ended June 30, 2006. The decline in MBS available-for-sale resulted primarily from principal repayments of $20.9 million and a decline of $2.1 million in their market value as a result of increases in short- and medium-term interest rates during the six months ended June 30, 2006. The decrease in investment securities available for sale resulted primarily from maturities of $14.6 million. In addition, cash and due from banks declined $21.0 million during the six months ended June 30, 2006 as excess liquidity that was maintained in cash and due from banks at December 31, 2005 was utilized for operations during the period.

Partially offsetting these declines was an increase of $49.1 million in real estate loans during the six months ended June 30, 2006. The increase in real estate loans was attributable to originations of $264.9 million during the period, as interest rates offered on new loans continued to stimulate origination activity, that were partially offset by amortization of $169.6 million and sales to FNMA of $48.1 million. Real estate loan originations totaled $264.9 million during the six moths ended June 30, 2006 and $294.3 million during the six months ended June 30, 2005. The decline in loan originations during the comparative period resulted from increases in medium- and long-term interest rates during the period July 2005 to June 2006. The average rate on total loan originations during the six months ended June 30, 2006 was 6.29%, compared to 5.64% in the six months ended June 30, 2005. Real estate loan prepayment and amortization during the six months ended June 30, 2006 approximated 13% of the loan portfolio on an annualized basis, compared to 15% during the six months ended June 2005. The decline in prepayment and amortization levels resulted from increases in interest rates from July 2005 to June 2006.

    Liabilities. Total liabilities decreased $3.7 million during the six months ended June 30, 2006. During the six months ended June 30, 2006, borrowings (REPOS and FHLBNY advances) declined by $20.1 million on a net basis. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of borrowing activity). Partially offsetting the decline in borrowings was an increase of $15.7 million in deposits during the period. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of deposit activity).

Stockholders' Equity. Stockholders' equity increased $1.4 million during the six months ended June 30, 2006, due to net income of $17.5 million, common stock issued in fulfillment of stock option exercises totaling $625,000, and an increase to equity of $726,000 related to amortization of the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates ("ESOP") and The Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc. ("RRP") stock benefit plans. The ESOP and RRP possess investments in the Holding Company's common stock that are recorded as reductions in stockholders' equity ("Contra Equity Balances"). As compensation expense is recognized on the ESOP and RRP, the Contra Equity Balances are reduced in a corresponding amount, resulting in an increase to their respective equity balances. This increase to equity offsets the decline in the Company's retained earnings related to the periodic recorded ESOP and RRP expenses.

Partially offsetting the increases to stockholders' equity during the six months ended June 30, 2006 were cash dividends of $9.9 million and treasury stock repurchases of $5.5 million during the period. Additionally, other comprehensive loss (which is included as a negative balance within stockholders' equity) increased by $1.7 million during the six months ended June 30, 2006. This growth in the level of the loss resulted from increases in short-term interest rates during the period, which reduced the market value of existing fixed rate securities available for sale owned by the Company. The increase of $1.7 million in other comprehensive loss resulted in a net decrease to total stockholders' equity during the period.

Comparison of Operating Results for the Three Months Ended June 30, 2006 and 2005

General. Net income was $9.1 million during the three months ended June 30, 2006, an increase of $1.8 million from net income of $7.3 million during the three months ended June 30, 2005. During the comparative period, non-interest income, including the gain or loss on the disposal of assets, increased $6.1million, net interest income declined $2.5 million, and non-interest expense increased $595,000, resulting in an increase in pre-tax net income of $3.0 million. Income tax expense increased $1.2 million as a result of the increase in pre-tax net income coupled with an increase in the effective tax rate during the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

Net Interest Income. The discussion of net interest income for the three months ended June 30, 2006 and 2005 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated. The yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)

	Three Months Ended June 30,
		2006			2005
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)
Assets:
Interest-earning assets:
Real estate loans	$2,656,658	$39,844	6.00%	$2,499,139	$36,673	5.87%
Other loans	1,898	45	9.48	2,436	63	10.34
Mortgage-backed securities	182,101	1,753	3.85	369,470	3,270	3.54
Investment securities	31,023	469	6.05	90,384	755	3.34
Other short-term investments	121,092	1,522	5.03	234,506	1,887	3.22
Total interest-earning assets	2,992,772	$43,633	5.84%	3,195,935	$42,648	5.34%
Non-interest earning assets	142,043			139,172
Total assets	$3,134,815			$3,335,107

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW and Super Now accounts	$36,778	$91	0.99%	$40,801	$103	1.01%
Money Market accounts	452,288	2,578	2.29	670,907	2,869	1.72
Savings accounts	325,403	476	0.59	358,382	493	0.55
Certificates of deposit	1,030,354	10,409	4.05	966,386	6,720	2.79
Borrowed Funds	783,544	9,228	4.72	809,248	9,077	4.50
Total interest-bearing liabilities	2,628,367	$22,782	3.48%	2,845,724	$19,262	2.71%
Checking accounts	97,731			96,080
Other non-interest-bearing liabilities	115,835			108,200
Total liabilities	2,841,933			3,050,004
Stockholders' equity	292,882			285,103
Total liabilities and stockholders' equity	$3,134,815			$3,335,107
Net interest income		$20,851			$23,386
Net interest spread			2.36%			2.63%
Net interest-earning assets	$364,405			$350,211
Net interest margin			2.79%			2.93%
Ratio of interest-earning assets to interest-bearing liabilities			113.86%			112.31%

Rate/Volume Analysis (Unaudited)

	Three Months Ended June 30, 2006 Compared to
	Three Months Ended June 30, 2005 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$2,335	$836	$3,171
Other loans	(13)	(5)	(18)
Mortgage-backed securities	(1,731)	214	(1,517)
Investment securities	(697)	411	(286)
Other short-term investments	(1,170)	805	(365)
Total	(1,276)	2,261	985

Interest-bearing liabilities:
NOW and Super Now accounts	$(10)	$(2)	$(12)
Money market accounts	(1,081)	790	(291)
Savings accounts	(49)	32	(17)
Certificates of deposit	576	3,113	3,689
Borrowed funds	(277)	428	151
Total	(841)	4,361	3,520
Net change in net interest income	$(435)	$(2,100)	$(2,535)

   Net interest income for the three months ended June 30, 2006 decreased $2.5 million to $20.9 million, from $23.4 million during the three months ended June 30, 2005. The decrease was attributable to an increase of $3.5 million in interest expense that was partially offset by an increase of $985,000 in interest income. The net interest spread decreased 27 basis points, from 2.63% for the three months ended June 30, 2005 to 2.36% for the three months ended June 30, 2006, and the net interest margin decreased 14 basis points, from 2.93% to 2.79% during the same period.

The tightening of monetary policy by the Federal Open Market Committee ("FOMC") from the second half of 2004 through June 30, 2006, in combination with various market factors suppressing increases in both general long-term interest rates and interest rates offered on real estate loans within the Bank's lending market, resulted in a narrowing spread between short and long-term interest rates, which negatively impacted net interest income during the three-month period ended June 30, 2006.

The decrease in both the net interest spread and net interest margin reflected an increase of 76 basis points in the average cost of interest bearing liabilities. The increase resulted primarily from the following: (i) borrowings, which possess a higher average cost than deposits, became a larger percentage of the Bank's total interest bearing liabilities as a result of runoff in average deposit balances from July 2005 to June 2006, and (ii) the average cost of money market deposits, CDs and borrowings increased by 57 basis points, 125 basis points and 21 basis points, respectively, during the comparative period, reflecting increases in short-term interest rates during the period July 2005 through June 2006. (See "Interest Expense" below).

Partially offsetting the increase in the average cost of interest bearing liabilities was an increase of 50 basis points in the average yield on interest earning assets during the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This increase resulted primarily from an increase in the average balance of real estate loans (the Bank's highest yielding interest earning asset) as a percentage of total interest earning assets, which was coupled with an increase in the average yield on real estate loans and MBS of 13 basis points and 31 basis points, respectively. The increase in the composition of real estate loans as a percentage of interest earning assets resulted from both loan origination activity during the period July 2005 through June 2006 coupled with a reduction in the level of investment securities and MBS during the same period, as cash flows from maturing investment securities and MBS were utilized to fund both loan originations and ongoing operations of the Company and its subsidiaries. The increase in average yield on real estate loans reflected ongoing increases in medium- and long-term interest rates from July 2005 through June 2006. The increase in average yield on MBS reflected ongoing increases in short- and medium-term interest rates from July 2005 through June 2006.

Interest Income.Interest income was $43.6 million during the three months ended June 30, 2006, an increase of $985,000, from $42.6 million during the three months ended June 30, 2005. This resulted from an increase of $3.1 million in interest income on real estate loans that was partially offset by decreases in interest income on MBS, investment securities and other short-term investments of $1.5 million, $286,000 and $365,000, respectively, during the period.

The increase in interest income on real estate loans resulted primarily from growth in their average balance of $157.5 million during the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The growth reflected real estate loan originations of $544.9 million between July 2005 and June 2006, which were partially offset by principal repayments and loan sales during the period.

Effective January 1, 2006, the Company reclassified prepayment and late fees on loans in all periods presented from non-interest income into interest income as a result of a classification change made by the OTS. In preference of conformed presentation, the Company now recognizes all prepayment and late fees on loans as interest income instead of non-interest income on both its financial and regulatory reports. Prepayment and late fee income was $2.2 million in the quarter ended June 30, 2006, up from $1.6 million in the quarter ended June 30, 2005. Loan prepayment levels were higher than anticipated during the June 2006 quarter, and resulted from unanticipated growth in both property sales and refinancing activity by property owners in the local real estate market. For 2006, management expects loan repayment speeds (including prepayments) to approximate 10 to 12%, as compared with speeds of 14% and 24% in 2005 and 2004, respectively.

The average yield on real estate loans increased by 13 basis points during the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This increase resulted from ongoing increases in medium term interest rates from July 2005 through June 2006, which has resulted in an increase in the average origination rate on real estate loans from 5.74% during the three months ended June 30, 2005 to 6.44% during the three months ended June 30, 2006. In addition, the increase in prepayment and late fee income from $1.6 million during the three months ended June 30, 2005 to $2.1 million during the three months ended June 30, 2006 added approximately 5 basis points to the average yield on real estate loans.

   The decline in interest income on MBS during the three months ended June 30, 2006 compared to the three months ended June 30, 2005 resulted from a decreased average balance of $187.4 million (resulting primarily from the sale of $236.9 million of MBS in May 2005 and principal repayments on MBS of $52.2 million during the period July 2005 through June 2006) that was partially offset by an increase of 31 basis points in average yield during the three months ended June 30, 2006 compared to the three months ended June 30, 2005 (resulting from increases in short and medium-term interest rates during the period July 2005 through June 2006). The decline in interest income on investment securities and other short-term investments reflected declines in their average balances of $59.4 million and $113.4 million, respectively, during the three months ended June 30, 2006 compared to the three months ended June 30, 2005, as cash flows from maturing investment securities and other short-term investments were utilized to fund both loan originations and ongoing operations of the Company.

Interest Expense. Interest expense increased $3.5 million, to $22.8 million, during the three months ended June 30, 2006, from $19.3 million during the three months ended June 30, 2005. The growth resulted primarily from increased interest expense of $3.7 million related to CDs and $151,000 related to borrowings, that was partially offset by a decline of $291,000 in interest expense on money markets.

The increase in interest expense on CDs resulted from an increase in their average cost of 125 basis points during the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. The increase in average cost resulted from increases in short-term interest rates during the period July 2005 through June 2006, as a significant majority of the Bank's CDs outstanding at June 2005 matured during this timeframe. In addition, the average balance of CDs increased $64.0 million during the period, reflecting both a movement of deposits from money market accounts into CDs as interest rates on CDs became preferable to money markets, as well as some successful gathering of new CDs from promotional activities. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

During the three months ended June 30, 2006 compared to the three months ended June 30, 2005, the average cost of borrowed funds increased 21 basis points due to the replacement of maturing low cost short-term borrowings while short-term interest rates rose during the period July 2005 through June 2006. The average balance of borrowings decreased $25.7 million during the three months ended June 30, 2006 compared to the three months ended June 30, 2005 as liquidity generated from the sale of investment securities and MBS in May 2005 was utilized as the primary source of funding during the period July 2005 through June 2006, resulting in little new borrowing activity.

Partially offsetting the increase in interest expense on CDs and borrowings was a decline of $291,000 in interest expense on money market accounts. This resulted from a decrease of $218.6 million in their average balance during the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005, that was partially offset by an increase of 57 basis points in their average cost during the period. In 2005, management of the Bank elected to maintain the non-promotional interest rates offered on money markets constant during a period of rising short-term interest rates. The Bank thus experienced an above average level of attrition in non-promotional money market accounts, the majority of which flowed into other financial institutions. During the three months ended June 30, 2006, the Bank increased the rates offered on both promotional and non-promotional money market accounts, which led to the increase in average cost during the period

Provision for Loan Losses. The provision for loan losses was $60,000 during the three months ended June 30, 2006 and the three months ended June 30, 2005, as the Bank provided for additional inherent losses in the portfolio.

Non-Interest Income.  Non-interest income, excluding gains or losses on the sale of assets, totaled $2.4 million during the quarter ended June 30, 2006, compared to $2.6 million in the quarter ended June 30, 2005. The decline resulted primarily from a reduction of $196,000 in retail banking fee income reflecting a decrease in deposit balances as a result of the pricing policies implemented on core deposits from July 2005 through June 2006, coupled with increased competition for deposit accounts during the period July 2005 through June 2006.

During the quarter ended June 30, 2006, the Company recorded a pre-tax gain of $1.1 million on the sale of mutual fund investments associated with its Benefit Maintenance Plan ("BMP"). During the quarter ended June 30, 2005, the Company incurred a pre-tax loss of $5.2 million related to the sale of $276 million of investment and mortgage-backed securities under a restructuring of its securities portfolio.

The Company sold loans to FNMA totaling $21.0 million and $15.7 million during the quarters ended June 30, 2006 and 2005, respectively. The gains recorded on these sales were $253,000 and $152,000, respectively, during the quarters ended June 30, 2006 and 2005. The majority of the loans sold during both of these periods were designated for sale upon origination. The loans sold during the quarter ended June 30, 2006 had a weighted average term to the earlier of maturity or next repricing of 13.6 years.

Non-Interest Expense. Non-interest expense was $10.5 million during the quarter ended June 30, 2006, an increase of $595,000 from the three months ended June 30, 2005.

Salaries and employee benefits increased $184,000 during the comparative period, reflecting normal salary increases as well as the filling of open and new staffing and management positions. Additions to staff occurred primarily in the retail division of the Bank where initiatives included product and sales development for business and professional banking.

Data systems expense increased $214,000 during the three months ended June 30, 2006 compared to the three months ended June 30, 2005, resulting from the expiration of promotional pricing the Company received throughout the second quarter of 2005 from its new data systems vendor.

Occupancy and equipment expense increased $102,000 during the three months ended June 30, 2006 compared to the June 30, 2005 quarter due to both general increases in utility costs and real estate taxes as well as the addition of the Valley Stream branch in March 2006.

Other expenses increased $120,000, primarily as a result of a curtailment credit of $179,000 recorded during the June 2005 quarter on the retirement plan for the Company's non-employee Directors.

Non-interest expense to average assets was 1.34% in the June 2006 quarter, compared to 1.19% for the quarter ended June 30, 2005. Average assets decreased by $200.3 million from June 30, 2005 to June 30, 2006, as a result of declines in investment securities, MBS and other short-term investments from July 2005 through June 2006.

Income Tax Expense. Income tax expense increased $1.2 million during the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005, due primarily to $3.0 million of additional pre-tax net income. The effective tax rate increased to 35.1% during the quarter ended June 30, 2006 from 33.9% during the quarter ended June 30, 2005, as the effective tax rate was reduced in the June 2005 quarter due to income tax benefits associated with the loss on the sale of MBS and investment securities.

Comparison of the Operating Results for the Six Months Ended June 30, 2006 and 2005

General. Net income was $17.5 million during the six months ended June 30, 2006, a decrease of $661,000 from net income of $18.1 million during the six months ended June 30, 2005. During the comparative period, net interest income decreased $6.8 million, non-interest income increased $7.0 million and non-interest expense increased $1.3 million, resulting in a decline in pre-tax net income of $1.1 million. Income tax expense decreased $477,000 as a result of the decline in pre-tax net income.

Net Interest Income. The discussion of net interest income for the six months ended June 30, 2006 and 2005 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated. The yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)

	Six Months Ended June 30,
		2006			2005
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars In thousands)
Assets:
Interest-earning assets:
Real estate loans	$2,641,960	$77,683	5.88%	$2,489,066	$73,231	5.88%
Other loans	1,986	94	9.47	2,499	119	9.52
Mortgage-backed securities	187,386	3,598	3.84	436,773	7,760	3.55
Investment securities	34,676	951	5.49	79,318	1,361	3.43
Other short-term investments	113,667	2,678	4.71	192,649	2,841	2.95
Total interest-earning assets	2,979,675	$85,004	5.71%	3,200,305	$85,312	5.33%
Non-interest earning assets	147,141			145,818
Total assets	$3,126,816			$3,346,123

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW, Super Now accounts	$37,009	$183	1.00%	$41,936	$210	1.01%
Money market accounts	453,982	4,657	2.07	697,620	5,586	1.61
Savings accounts	328,024	931	0.57	359,612	984	0.55
Certificates of deposit	1,005,850	19,279	3.87	964,167	12,786	2.67
Borrowed funds	804,921	18,662	4.68	806,793	17,650	4.41
Total interest-bearing liabilities	2,629,786	$43,712	3.35%	2,870,128	$37,216	2.61%
Checking accounts	96,542			94,905
Other non-interest-bearing liabilities	108,434			98,019
Total liabilities	2,834,762			3,063,052
Stockholders' equity	292,054			283,071
Total liabilities and stockholders' equity	$3,126,816			$3,346,123
Net interest income		$41,292			$48,096
Net interest spread			2.36%			2.72%
Net interest-earning assets	$349,889			$330,177
Net interest margin			2.77%			3.01%
Ratio of interest-earning assets to interest-bearing liabilities			113.30%			111.50%

Rate/Volume Analysis (Unaudited)

	Six Months Ended June 30, 2006 Compared to
	Six Months Ended June 30, 2005 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$4,475	$(23)	$4,452
Other loans	(24)	(1)	(25)
Mortgage-backed securities	(4,613)	451	(4,162)
Investment securities	(997)	587	(410)
Other short-term investments	(1,512)	1,349	(163)
Total	(2,671)	2,363	(308)

Interest-bearing liabilities:
NOW and Super Now accounts	$(25)	$(2)	$(27)
Money market accounts	(2,236)	1,307	(929)
Savings accounts	(88)	35	(53)
Certificates of deposit	655	5,838	6,493
Borrowed funds	(55)	1,067	1,012
Total	(1,749)	8,245	6,496
Net change in net interest income	$(922)	$(5,882)	$(6,804)

   Net interest income for the six months ended June 30, 2006 decreased $6.8 million to $41.3 million, from $48.1 million during the six months ended June 30, 2005. The decrease was attributable to an increase of $6.5 million in interest expense coupled with a decline of $308,000 in interest income. The net interest spread decreased 36 basis points, from 2.72% for the six months ended June 30, 2005 to 2.36% for the six months ended June 30, 2006, and the net interest margin decreased 24 basis points, from 3.01% to 2.77% during the same period.

 The tightening of monetary policy by the FOMC from the second half of 2004 through June 30, 2006, in combination with various market factors suppressing increases in both general long-term interest rates and interest rates offered on real estate loans within the Bank's lending market, resulted in a narrowing spread between short and long-term interest rates, which negatively impacted net interest income during the six-month period ended June 30, 2006.

The decrease in both the net interest spread and net interest margin reflected an increase of 74 basis points in the average cost of interest bearing liabilities. The increase resulted primarily from the following: (i) borrowings, which possess a higher average cost than deposits, became a larger percentage of the Bank's total interest bearing liabilities as a result of runoff in average deposit balances from July 2005 to June 2006, and (ii) the average cost of money market deposits, CDs and borrowings increased by 46 basis points, 120 basis points and 27 basis points, respectively, during the comparative period, reflecting increases in short-term interest rates during the period July 2005 through June 2006. (See "Interest Expense" below).

Partially offsetting the increase in the average cost of interest bearing liabilities was an increase of 38 basis points in the average yield on interest earning assets during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This increase resulted primarily from an increase in real estate loans (the Bank's highest yielding interest earning asset) as a percentage of total interest earning assets, that was coupled with an increase in the average yield on MBS of 29 basis points. The increase in the composition of real estate loans as a percentage of interest earning assets resulted from both loan origination activity during the period July 2005 through June 2006 coupled with a reduction in the level of investment securities and MBS during the same period, as cash flows from maturing investment securities and MBS were utilized to fund both loan originations and ongoing operations of the Company and its subsidiaries. The increase in average yield on real estate loans reflected ongoing increases in medium- and long-term interest rates from July 2005 through June 2006. The increase in average yield on MBS reflected ongoing increases in short- and medium-term interest rates from July 2005 through June 2006.

Interest Income. Interest income was $85.0 million during the six months ended June 30, 2006, a decrease of $308,000, from $85.3 million during the six months ended June 30, 2005. This resulted from decreases in interest income on MBS, investment securities and other short-term investments of $4.2 million, $410,000 and $163,000, respectively, during the period that were partially offset by an increase of $4.4 million in interest income on real estate loans.

The increase in interest income on real estate loans resulted primarily from growth in their average balance of $152.9 million during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The growth reflected real estate loan originations of $544.9 million between July 2005 and June 2006, which were partially offset by principal repayments and loan sales during the period.

Effective January 1, 2006, the Company reclassified prepayment and late fees on loans in all periods presented from non-interest income into interest income as a result of a classification change made by the OTS. In preference of conformed presentation, the Company now recognizes all prepayment and late fees on loans as interest income instead of non-interest income on both its financial and regulatory reports. Prepayment and late fee income was $3.0 million in the six months ended June 30, 2006, down from $3.2 million in the six months ended June 30, 2005. Management expects repayment speeds to approximate 10 to 12% in 2006, as compared with speeds of 14% and 24% in 2005 and 2004, respectively.

The average yield on real estate loans remained relatively constant during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Prepayment and late fee income was $3.2 million during the six months ended June 30, 2005 compared to $3.0 million during the six months ended June 30, 2006. This difference resulted in the addition of approximately 3 basis points to the average yield on real estate loans during the six months ended June 30, 2005. Excluding this effect, the yield on real estate loans would have increased by 3 basis points during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 as a result of increased medium- and long-term interest rates during the period July 2005 through June 2006.

The decline in interest income on MBS during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 resulted from a decreased average balance of $249.4 million (resulting primarily from the sale of $236.9 million of MBS in May 2005 and principal repayments on MBS of $52.2 million during the period July 2005 through June 2006) that was partially offset by an increase of 29 basis points in average yield during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 (resulting from increases in short and medium-term interest rates during the period April 2005 through June 2006). The decline in interest income on investment securities and other short-term investments reflected declines in their average balances of $44.6 million and $79.0 million, respectively, during the six months ended June 30, 2006 compared to the six months ended June 30, 2005, as cash flows from maturing investment securities and other short-term investments were utilized to fund both loan originations and ongoing operations of the Company.

Interest Expense. Interest expense increased $6.5 million, to $43.7 million, during the six months ended June 30, 2006, from $37.2 million during the six months ended June 30, 2005. The growth resulted primarily from increased interest expense of $6.5 million related to CDs and $1.0 million related to borrowings, which was partially offset by a decline of $929,000 in interest expense on money markets.

The increase in interest expense on CDs resulted from an increase in their average cost of 120 basis points during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase in average cost resulted from increases in short-term interest rates during the period July 2005 through June 2006, as a significant majority of the Bank's CDs outstanding at June 2005 matured during this timeframe. In addition, the average balance of CDs increased $41.7 million during the period, reflecting both a movement of deposits from money market accounts into CDs as interest rates on CDs became preferable to money markets, as well as some successful gathering of new CDs from promotional activities. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

During the six months ended June 30, 2006 compared to the six months ended June 30, 2005, the average cost of borrowed funds increased 27 basis points due to the replacement of maturing low cost short-term borrowings while short-term interest rates rose during the period July 2005 through June 2006. The average balance of borrowings decreased $1.9 million during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 as liquidity generated from the sale of investment securities and MBS in May 2005 was utilized as the primary source of funding during the period July 2005 through June 2006, resulting in little new borrowing activity.

Partially offsetting the increase in interest expense on CDs and borrowings was a decline of $929,000 in interest expense on money market accounts. This resulted from a decrease of $243.6 million in their average balance during the six months ended June 30, 2006 compared to the six months ended June 30, 2005, that was partially offset by an increase of 46 basis points in their average cost during the period. In 2005, management of the Bank elected to maintain the non-promotional interest rates offered on money markets constant during a period of rising short-term interest rates. The Bank thus experienced an above average level of attrition in non-promotional money market accounts, the majority of which flowed into other financial institutions. During the six months ended June 30, 2006, the Bank increased the rates offered on both promotional and non-promotional money market accounts, which led to the increase in average cost during the period

Provision for Loan Losses. The provision for loan losses was $120,000 during the six months ended June 30, 2006 and the six months ended June 30, 2005, as the Bank provided for additional inherent losses in the portfolio.

Non-Interest Income. Non-interest income, excluding gains or losses on the sale of assets, totaled $4.7 million during the six months ended June 30, 2006, compared to $4.8 million in the six months ended June 30, 2005.  The decline resulted primarily from a reduction of $237,000 in retail banking fee income reflecting a reduction in deposit balances as a result of the pricing policies implemented on core deposits from July 2005 through June 2006, coupled with increased competition for deposit accounts during the period July 2005 through June 2006.

During the six months ended June 30, 2006, the Company recorded a pre-tax gain of $1.1 million on the sale of mutual fund investments associated with its BMP. During the six months ended June 30, 2005, the Company incurred a pre-tax loss of $5.2 million related to the sale of $276 million of investment and mortgage-backed securities under a restructuring of its securities portfolio. During the six months ended June 30, 2006, the Company sold a parcel of real estate obtained in its acquisition of Financial Bancorp, Inc. in 1999, recognizing a pre-tax gain of $478,000.

The Company sold loans to FNMA totaling $48.1 million and $40.1 million during the six months ended June 30, 2006 and 2005, respectively. The gains recorded on these sales were $652,000 and $287,000 during the six months ended June 30, 2006 and 2005, respectively. The majority of the loans sold during both of these periods were designated for sale upon origination. The loans sold during the six months ended June 30, 2006 had a weighted average term to the earlier of maturity or next repricing of 15.3 years.

Non-Interest Expense. Non-interest expense was $21.0 million during the six months ended June 30, 2006, an increase of $1.3 million from the six months ended June 30, 2005.

Salaries and employee benefits increased $432,000 during the comparative period, reflecting normal salary increases as well as the filling of open and new staffing and management positions. Additions to staff occurred primarily in the retail division of the Bank where initiatives included product and sales development for business and professional banking.

Data systems expense increased $544,000 during the six months ended June 30, 2006 compared to the six months ended June 30, 2005, resulting from the expiration of promotional pricing the Company received throughout the first six months of 2005 from its new data systems vendor.

Occupancy and equipment expense increased $177,000 during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due to general increases in utility costs and real estate taxes as well as the addition of the Valley Stream branch in March 2006.

Other expenses increased $159,000 primarily as a result of a curtailment credit of $179,000 recorded during the June 2005 quarter on the retirement plan for the Company's non-employee Directors.

Non-interest expense to average assets was 1.34% for the six months ended June 30, 2006, compared to 1.18% for the six months ended June 30, 2005. Average assets decreased by $219.3 million from the six months ended June 30, 2005 to the six months ended June 30, 2006 as a result of declines in investment securities, MBS and other short-term investments from July 2005 through June 2006.

Income Tax Expense. Income tax expense decreased $477,000 during the six months ended June 30, 2006 compared to the six months ended June 30, 2005, due primarily to a decline of $1.1 million in pre-tax net income.

Other Information

Loan Portfolio Composition

The following table presents a breakdown of the Company's loan portfolio at June 30, 2006 and December 31, 2005 by loan type:

	At June 30, 2006		At December 31, 2005
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
One-to Four family and cooperative apartment	$ 161,699	6.1%	145,755	5.6%
Multifamily residential	1,195,279	45.0	1,229,195	47.1
Commercial real estate	380,855	14.3	358,830	13.8
Mixed use (classified as multifamily residential)	652,120	24.5	648,788	24.9
Mixed use (classified as commercial real estate)	253,276	9.5	213,687	8.2
Construction and land acquisition	13,874	0.6	12,098	0.4
Unearned Discounts and net deferred loan fees	850	-	501	-
Total real estate loans	2,657,953	100.0%	2,608,854	100.0%
Consumer loans	2,489		2,341
Allowance for loan losses	(16,033)		(15,785)
Total loans, net	2,644,409		$ 2,595,410

Investment Portfolio Summary Information

The following table presents summary information related to the Company's consolidated investment securities and MBS portfolios at June 30, 2006 and December 31, 2005:

	At June 30, 2006	At December 31, 2005
	(Dollars in thousands)
Balance at end of period	$ 202,028	$ 238,740
Average interest rate	4.19%	4.03%
Average duration (in years)	2.5	2.4

Outlook for the Remainder of 2006

Management has consistently stated that as the Fed Funds rate moves closer to a point that the Federal Reserve considers to be "neutral," and new loan yields provide a reasonable spread over funding costs, the Company will be more inclined to accelerate balance sheet growth.

Comments drawn from the minutes of the most recent FOMC meeting appear to indicate that the ongoing interest rate tightening process is drawing near its end. The 10-year bond yield is now consistently trading above 5%, and loan pricing appears to be firming above 6%. These are encouraging signs, which could enable the Bank to resume balance sheet growth during the remainder of the year. The impact of loan pricing upon the demand for new loans will greatly influence the Company's ability to grow assets in a timely manner. Management is slowly becoming more aggressive in deposit pricing so as to stabilize deposit balances.

In the meantime tangible equity (the capital base upon which future balance sheet growth can be leveraged) continues to grow.

At present, the overall yield on the Company's interest-earning assets is rising, despite the lagging movement of yields on real estate loans compared to general market rates. The average yield on interest earning assets, excluding the effects of prepayment fee income, rose on a linked quarter basis, from 5.46% to 5.54%.

The cost of deposits rose from 2.45% during the March 31, 2006 quarter to 2.80% during the June 2006 quarter. This trend is likely to continue, whether or not the Bank grows deposits. The rising cost of deposits is due to a combination of repricing lower rate deposits already on the books, plus the cost of attracting new deposits.

At 12.9% annualized during the first six months of 2006, prepayment and amortization rates continued to be near the range anticipated by management, and are expected to remain in the 10% to 12% range during the remainder of 2006. At June 30, 2006, the multifamily and mixed use loan commitment pipeline approximated $144.7 million, including $94.9 million of loan commitments intended for sale to FNMA. The average rate on the commitment pipeline was 6.69%.

Operating expenses are expected to be approximately $10.9 million in the third quarter of 2006 (representing the 2006 quarterly run rate), reflecting new costs associated with both the recently opened Valley Stream branch and other retail banking initiatives.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2005 in Item 7A of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2006. The following is an update of the discussion provided therein.

General. Virtually all of the Company's market risk continues to reside at the Bank level. The Bank's largest component of market risk remains interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. At June 30, 2006, the Company owned no trading assets, nor did it conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds. There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2005 to June 30, 2006.

Interest Sensitivity Gap. There was no material change in the computed one-year interest sensitivity gap from December 31, 2005 to June 30, 2006.

Interest Rate Risk Exposure (Net Portfolio Value) Compliance. At June 30, 2006, the Bank continued to monitor the impact of interest rate volatility upon net interest income and net portfolio value ("NPV") in the same manner as at December 31, 2005. There were no changes in the Board-approved limits of acceptable variance in the effect of interest rate fluctuations upon net interest income and NPV at June 30, 2006 compared to December 31, 2005.

The analysis that follows presents the estimated NPV resulting from market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under four other interest rate scenarios (each a "Rate Shock Scenario") represented by immediate, permanent, parallel shifts in the term structure of interest rates from the actual term structure observed at June 30, 2006 and December 31, 2005. The analysis additionally presents a measurement of the percentage by which each of the Rate Shock Scenario NPVs change from the Pre-Shock

Scenario NPV at June 30, 2006 and December 31, 2005. Interest rate sensitivity is measured by the changes in the various NPV ratios ("NPV Ratios") from the Pre-Shock Scenario to the Rate Shock Scenarios. An increase in the NPV is considered favorable, while a decline is considered unfavorable.

	At June 30, 2006
	Net Portfolio Value			Portfolio Value of Assets		Portfolio Value ofAssets At December 31, 2005
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Sensitivity Change	NPV Ratio	Sensitivity Change
Change in Interest Rate	(Dollars in Thousands)
+ 200 Basis Points	$280,010	$(85,631)	-23.42%	9.41%	(245)	10.69%	(235)
+ 100 Basis Points	326,816	(38,825)	-10.62	10.78	(109)	12.01	(103)
Pre-Shock	365,641	-	-	11.86	-	13.04	-
- 100 Basis Points	395,343	68,527	18.74	12.64	78	13.66	62
- 200 Basis Points	399,853	34,212	9.36	12.69	83	13.25	21

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

The Pre-Shock NPV declined from $408.9 million at December 31, 2005 to $365.6 million at June 30, 2006. The NPV Ratio at June 30, 2006 was 11.86% in the Pre-Shock Scenario, a decrease from the NPV Ratio of 13.04% in that Scenario at December 31, 2005. The decrease in the Pre-Shock NPV was due primarily to a decline in the Bank's equity resulting from a capital distribution of $35.0 million during the period coupled with a decline in the market value of multifamily loans resulting from increases in medium- and long-term interest rate during the period. The decrease in the Pre-Shock Scenario NPV Ratio reflected the decline in the Pre-Shock Scenario NPV at June 30, 2006 compared to December 31, 2005.

The Bank’s +200 basis point Rate Shock Scenario NPV declined from $323.4 million at December 31, 2005 to $280.0 million at June 30, 2006. This decline also primarily reflected the decrease in the Bank's equity from the $35.0 million capital distribution during the period, along with a decline in the value of the core deposit premium intangible resulting from higher expected runoff and the increased value of the borrowings (a negative impact upon the NPV) resulting from the increased likelihood of borrowings being called by the lender.

The NPV Ratio was 9.41% in the +200 basis point Rate Shock Scenario at June 30, 2006, a decrease from the NPV Ratio of 10.69% in the +200 basis point Rate Shock Scenario at December 31, 2005. The decrease in the Bank’s +200 basis point Rate Shock Scenario NPV Ratio at June 30, 2006 compared to December 31, 2005 reflected the aforementioned decrease in the +200 basis point Rate Shock Scenario NPV during the period.

At June 30, 2006, the sensitivity change in the +200 basis point Rate Shock Scenario was 245 basis points, compared to a sensitivity change of 235 basis points in the +200 basis point Rate Shock Scenario at December 31, 2005. The growth in sensitivity was primarily due to both decline in the value of the core deposit premium intangible resulting from higher expected runoff and the increased value of the borrowings (a negative impact upon the NPV Ratio) resulting from the increased likelihood of borrowings being called by the lender.

Item 4. Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of June 30, 2006, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each found that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the Company's last quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of business, the Company is routinely named as a defendant in or party to various pending or threatened legal actions or proceedings. Certain of these matters may seek substantial monetary damages. In the opinion of management, the Company is involved in no actions or proceedings that will have a material adverse impact its financial condition and results of operations.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) During the three months ended June 30, 2006, the Holding Company purchased 206,659 shares of its common stock into treasury. These repurchases were made under the Company's Tenth Stock Repurchase Program, which was publicly announced on May 20, 2004.

A summary of the shares repurchased by month is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Programs
April 2006	66,500	$13.97	66,500	2,215,549
May 2006	71,575	14.16	71,575	2,143,974
June 2006	68,584	13.95	68,584	2,075,390

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Company's 2006 Annual Meeting of Shareholders was held on May 18, 2006 (the "Annual Meeting").

(b) The following directors were elected at the Annual Meeting: Michael P. Devine, Anthony Bergamo,
Fred P. Fehrenbach and Joseph J. Perry.

The following are the directors whose terms of office as director continued after the Annual Meeting:
Vincent F. Palagiano, Kenneth J. Mahon, George L. Clark, Jr., Steven D. Cohn, Patrick E. Curtin and
John J. Flynn.

 (c) The following is a summary of the matters voted upon at the Annual Meeting and the votes obtained:

Description	Votes For	Votes Against	Abstentions	Votes Withheld	Broker Non-Votes
1) Election of the following individuals as Director for a term to expire at the 2009 Annual Meeting of Shareholders:
Michael P. Devine	32,057,685	-0-	-0-	1,641,212	-0-
Anthony Bergamo	32,323,117	-0-	-0-	1,375,780	-0-
Fred P. Fehrenbach	31,892,039	-0-	-0-	1,806,858	-0-
Joseph J. Perry	32,584,328	-0-	-0-	1,114,569	-0-

2) Ratification of the appointment of Deloitte & Touche LLP to act as independent auditors for the Company for the year ending December 31, 2006	32,989,150	577,112	132,635	-0-	-0-

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
Table continued on next page

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

Dime Community Bancshares, Inc.

Dated: August 9, 2006	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive
Officer

Dated: August 9, 2006	By: /s/ KENNETH J. MAHON
Kenneth J. Mahon
Executive Vice President and Chief Financial
Officer (Principal Accounting Officer)