Form 10-Q
period 2006-09-30
DIME COMMUNITY BANCSHARES INC
filed 2006-11-09
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES          NO   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at November 8, 2006
$.01 Par Value	36,596,686

	PART I - FINANCIAL INFORMATION
		Page
Item 1.	Condensed Financial Statements (Unaudited)
	Consolidated Statements of Financial Condition at September 30, 2006 and December 31, 2005	3
	Consolidated Statements of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005	4
	Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2006 and 2005 and Statements of Comprehensive Income for the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005	6
	Notes to Consolidated Financial Statements	7-15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34-35
Item 4.	Controls and Procedures	35

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35-36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 5.	Other Information	36
Item 6.	Exhibits	36-37
	Signatures	38

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

Item 1. Condensed Financial Statements (Unaudited)

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)
	September 30, 2006	December 31, 2005
ASSETS:
Cash and due from banks	$22,539	$40,199
Federal funds sold and short-term investments	94,082	60,014
Encumbered investment securities held-to-maturity (estimated fair value of $380 and $456 at September 30, 2006 and December 31, 2005, respectively)	380	455
Investment securities available-for-sale, at fair value
Encumbered	-	13,062
Unencumbered	29,170	31,770
	29,170	44,832
Mortgage-backed securities available-for-sale, at fair value:
Encumbered	148,987	191,093
Unencumbered	13,951	2,360
	162,938	193,453
Loans:
Real estate, net	2,641,290	2,608,854
Other loans	2,234	2,341
Less allowance for loan losses	(15,956)	(15,785)
Total loans, net	2,627,568	2,595,410
Loans held for sale	-	900
Premises and fixed assets, net	22,610	16,527
Federal Home Loan Bank of New York capital stock	31,745	29,917
Goodwill	55,638	55,638
Other assets	90,930	88,881
Total Assets	$3,137,600	$3,126,226
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$1,837,983	$1,817,771
Non-interest bearing deposits	92,712	97,001
Total deposits	1,930,695	1,914,772
Escrow and other deposits	68,035	47,518
Securities sold under agreements to repurchase	120,380	205,455
Federal Home Loan Bank of New York advances	581,500	531,500
Subordinated notes payable	25,000	25,000
Trust Preferred securities payable	72,165	72,165
Other liabilities	44,078	38,102
Total Liabilities	2,841,853	2,834,512
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at September 30, 2006 and December 31, 2005)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 50,862,445 shares and 50,633,881 shares issued at September 30, 2006 and December 31, 2005, respectively, and 36,665,264 shares and 36,956,907 shares outstanding at September 30, 2006 and December 31, 2005, respectively)	509	506
Additional paid-in capital	206,351	204,083
Retained earnings	284,367	274,579
Accumulated other comprehensive loss, net of deferred taxes	(3,534)	(3,328)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(4,453)	(4,627)
Unearned and unallocated common stock of Recognition and Retention Plan ("RRP")	(3,518)	(2,979)
Common stock held by Benefit Maintenance Plan ("BMP")	(7,941)	(7,941)
Treasury stock, at cost (14,197,181 shares and 13,676,974 shares at September 30, 2006 and December 31, 2005, respectively)	(176,034)	(168,579)
Total Stockholders' Equity	295,747	291,714
Total Liabilities And Stockholders' Equity	$3,137,600	$3,126,226
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Loans secured by real estate	$39,122	$37,472	$116,805	$110,753
Other loans	47	29	141	96
Mortgage-backed securities	1,666	2,010	5,264	9,770
Investment securities	454	601	1,405	1,963
Other	1,384	2,230	4,062	5,071
Total interest income	42,673	42,342	127,677	127,653

Interest expense:
Deposits and escrow	15,019	10,690	40,069	30,256
Borrowed funds	8,948	9,306	27,610	26,956
Total interest expense	23,967	19,996	67,679	57,212
Net interest income	18,706	22,346	59,998	70,441
Provision for loan losses	60	60	180	180
Net interest income after provision for loan losses	18,646	22,286	59,818	70,261

Non-interest income:
Service charges and other fees	1,507	1,561	4,461	4,483
Net gain on sales of loans	779	284	1,432	571
Net gain (loss) on sales and redemptions of securities and other assets	-	-	1,541	(5,176)
Income from Bank owned life insurance	466	466	1,396	1,415
Other	383	330	1,158	1,251
Total non-interest income	3,135	2,641	9,988	2,544

Non-interest expense:
Salaries and employee benefits	5,445	5,470	15,955	15,547
ESOP and RRP compensation expense	561	589	1,723	1,743
Occupancy and equipment	1,504	1,389	4,295	4,002
Federal deposit insurance premiums	64	76	196	242
Data processing costs	807	966	2,382	1,995
Other	2,239	2,246	7,045	6,898
Total non-interest expense	10,620	10,736	31,596	30,427

Income before income taxes	11,161	14,191	38,210	42,378
Income tax expense	4,002	5,089	13,583	15,147
Net income	$7,159	$9,102	$24,627	$27,231

Earnings per Share:
Basic	$0.21	$0.26	$0.70	$0.77
Diluted	$0.20	$0.26	$0.70	$0.76
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
Common Stock (Par Value $0.01):
Balance at beginning of period	$506	$501
Shares issued in exercise of options	3	4
Balance at end of period	509	505
Additional Paid-in Capital:
Balance at beginning of period	204,083	198,183
Cash paid for fractional shares of stock dividend	-	-
Stock options exercised	878	1,747
Tax benefit of benefit plans	620	1,935
Excess market over cost basis of treasury shares released	107	222
Amortization of excess fair value over cost - ESOP stock	663	836
Balance at end of period	206,351	202,923
Retained Earnings:
Balance at beginning of period	274,579	258,237
Net income for the period	24,627	27,231
Cash dividends declared and paid	(14,839)	(14,921)
Balance at end of period	284,367	270,547
Accumulated Other Comprehensive Income:
Balance at beginning of period	(3,328)	(3,228)
Change in other comprehensive loss during the period, net of deferred taxes	(206)	400
Balance at end of period	(3,534)	(2,828)
Employee Stock Ownership Plan:
Balance at beginning of period	(4,627)	(4,749)
Amortization of earned portion of ESOP stock	174	70
Balance at end of period	(4,453)	(4,679)
Recognition and Retention Plan:
Balance at beginning of period	(2,979)	(2,612)
Common stock acquired by RRP	(770)	(571)
Amortization of earned portion of RRP stock	231	147
Balance at end of period	(3,518)	(3,036)
Treasury Stock:
Balance at beginning of period	(168,579)	(157,263)
Shares released for obligation of BMP and RRP	592	862
Purchase of treasury shares, at cost	(8,047)	(9,617)
Balance at end of period	(176,034)	(166,018)
Common Stock Held by BMP:
Balance at beginning of period	(7,941)	(7,348)
Common stock acquired	-	(593)
Balance at end of period	(7,941)	(7,941)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Statements of Comprehensive Income	2006	2005	2006	2005
Net Income	$7,159	$9,102	$24,627	$27,231
Reclassification adjustment for securities sold, net of (tax) benefit of $(489) and $2,143, respectively, during the nine months ended September 30, 2006 and 2005	-	-	(575)	3,033
Net unrealized securities gains (losses) arising during the period, net of benefit (taxes) of $1,266 and $(1,117) during the three months ended September 30, 2006 and 2005, respectively, and $314 and $(2,243) during the nine months ended September 30, 2006 and 2005, respectively	1,486	(1,311)	369	(2,633)
Comprehensive Income	$8,645	$7,791	$24,421	$27,631
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In thousands)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$24,627	$27,231
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net (gain) loss on the sale of investment securities and other assets	(1,541)	5,176
Net gain on sale of loans held for sale	(1,432)	(571)
Net depreciation and amortization	1,280	1,977
ESOP compensation expense	836	906
Stock plan compensation (excluding ESOP)	232	147
Provision for loan losses	180	180
Increase in cash surrender value of Bank Owned Life Insurance	(1,396)	(1,415)
(Increase) Decrease in net deferred income tax asset	(298)	608
Changes in assets and liabilities:
Origination of loans held for sale	(69,345)	(85,169)
Proceeds from sale of loans held for sale	71,677	86,023
Decrease (Increase) in other assets	296	(265)
Increase in other liabilities	5,977	12,656
Net cash provided by operating activities	31,093	47,484
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in other short term investments	(34,064)	(93,423)
Proceeds from maturities of investment securities held-to-maturity	75	65
Proceeds from maturities of investment securities available-for-sale	17,075	15,000
Proceeds from sales of investment securities available-for-sale	3,032	36,421
Proceeds from sales of mortgage backed securities held-to-maturity	-	377
Proceeds from sales of mortgage backed securities available-for-sale	-	232,230
Purchases of investment securities available-for-sale	(4,029)	(51,980)
Purchases of mortgage backed securities available-for-sale	-	(1,493)
Principal collected on mortgage backed securities held-to-maturity	-	94
Principal collected on mortgage backed securities available-for-sale	30,560	75,384
Net increase in loans	(32,338)	(67,908)
Purchases of premises and equipment	(7,145)	(864)
Purchase of Federal Home Loan Bank of New York stock	(1,828)	-
Net cash (used in) provided by investing activities	(28,662)	143,903
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in due to depositors	15,923	(195,128)
Net increase in escrow and other deposits	20,517	28,095
Decrease in securities sold under agreements to repurchase	(85,075)	(64)
Increase in Federal Home Loan Bank of New York Advances	50,000	-
Cash dividends paid	(14,839)	(14,921)
Stock options exercised and tax benefits of stock plans	1,501	3,686
Acquisition of common stock by RRP and BMP	(71)	(80)
Purchase of treasury stock	(8,047)	(9,617)
Net cash used in financing activities	(20,091)	(188,029)
(DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(17,660)	3,358
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	40,199	26,581
CASH AND DUE FROM BANKS, END OF PERIOD	$22,539	$29,939
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$8,907	$2,491
Cash paid for interest	66,551	56,008
(Decrease) Increase in accumulated other comprehensive loss	(206)	400

See notes to condensed consolidated financial statements.

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

2. SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of September 30, 2006, the results of operations and statements of comprehensive income for the three-month and nine-month periods ended September 30, 2006 and 2005, and changes in stockholders' equity and cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2006. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

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

3. TREASURY STOCK

During the nine months ended September 30, 2006, the Holding Company repurchased 568,207 shares of its common stock into treasury. All shares repurchased were recorded at the acquisition cost, which totaled $8.0 million during the period.

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

5. EARNINGS PER SHARE ("EPS")

EPS is calculated and reported in accordance with SFAS No. 128, "Earnings Per Share.'' SFAS No. 128 requires disclosure of basic EPS and diluted EPS for entities with complex capital structures on the face of the income statement, along with a reconciliation of the numerators and denominators of basic and diluted EPS.

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

The following is a reconciliation of the numerator and denominator of basic EPS and diluted EPS for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in Thousands except share amounts)
Numerator:
Net Income per the Consolidated Statements of Operations	$7,159	$9,102	$24,627	$27,231
Denominator:
Weighted-average number of shares outstanding utilized in the calculation of basic EPS	34,806,171	35,123,231	34,944,681	35,168,741

Unvested shares of RRP or Restricted Stock Awards	71,855	45,304	76,091	42,253
Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options	217,097	572,967	266,135	661,403
Anti-dilutive effect of tax benefits associated with "in-the-money" stock options	(66,220)	(188,370)	(86,540)	(219,281)
Weighted average number of shares outstanding utilized in the calculation of diluted EPS	35,028,903	35,553,132	35,200,367	35,653,116

Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options are calculated based upon the excess of the average market value of the Company's common stock over the exercise price of outstanding options.

There were 1,078,238 weighted-average unexercised stock options for both the three-month and nine-month periods ended September 30, 2006, and 2005, respectively, and 769,354 weighted-average unexercised stock options for both the three-month and nine-month periods ended September 30, 2005, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

6. ACCOUNTING FOR STOCK BASED COMPENSATION

The Holding Company and Bank maintain the Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees, the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees and the 2004 Stock Incentive Plan, (collectively the "Stock Plans"), as well as the RRP, which are discussed more fully in Note 15 to the Company's consolidated audited financial statements for the year ended December 31, 2005, and which are subject to the accounting requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures, an Amendment of FASB Statement No. 123."

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment", ("SFAS 123R"), addressing the accounting for share-based payment transactions (e.g., stock options and awards of restricted stock) in which an employer receives employee services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. The Company adopted SFAS 123R on January 1, 2006 using a modified prospective application. Accordingly, prior year amounts have not been restated. Prior to January 1, 2006, the Company accounted for stock options granted under the Stock Plans using the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Accordingly, no stock-based compensation was reflected in net income for stock options during the three-month and nine-month periods ended September 30, 2005, since, for all options granted under the Stock Plans, the exercise price equaled the market value of the underlying common stock on the date of the grant.

Compensation expense related to the RRP prior to January 1, 2006 was recorded for all shares earned by participants during the applicable period at the average historical acquisition cost of all allocated RRP shares in accordance with APB 25.

SFAS 123R supersedes APB 25, generally requiring that share based payments be accounted for using a fair value based method and the recording of compensation expense in lieu of optional pro forma disclosure.

Since all stock options outstanding were fully vested on December 30, 2005 and there have been no grants of stock options since that date, there was no recorded expense related to stock options during the three-month and nine-month periods ended September 30, 2006. Grants of restricted stock awards during the three-month and nine-month periods ended September 30, 2006 were accounted for in accordance with SFAS 123R.

The following table illustrates the effect on net income and EPS had the Company applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for the Stock Plans and RRP during the three-month and nine-month periods ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Dollars in Thousands, except per share amounts)
Net income, as reported	$9,102	$27,231
Less: Excess stock-based compensation expense determined under the fair value method over the stock-based compensation recorded for all plans, net of applicable taxes	(395)	(1,148)
Pro forma net income	$8,707	$26,083

Earnings per share
Basic, as reported	$0.26	$0.77
Basic, pro forma	0.25	0.74

Diluted, as reported	$0.26	$0.76
Diluted, pro forma	0.24	0.73

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

Combined activity related to stock options granted under the Stock Plans for the three-month and nine-month periods ended Sptember 30, 2006 and 2005 was as follows:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in Thousands, Except Share Amounts)
Options outstanding - beginning of period	2,305,708	2,750,672	2,503,103	2,679,435
Options granted	-	-	-	394,812
Weighted average exercise price of grants	-	-	-	$15.36
Options exercised	53,977	123,306	245,747	424,906
Weighted average exercise price of exercised options	$5.21	$4.37	$4.74	$4.63
Options forfeited	-	12,705	5,625	34,680
Weighted average exercise price of forfeited options	$-	$16.91	$19.90	$17.26
Options outstanding - end of period	2,251,731	2,614,661	2,251,731	2,614,661
Weighted average exercise price of outstanding options - end of period	$14.85	$13.50	$14.85	$13.50
Remaining options available for grant	1,127,278	1,166,842	1,127,278	1,166,842
Exercisable options at end of period	2,251,731	1,343,058	2,251,731	1,343,058
Weighted average exercise price of exercisable options - end of period	$14.85	$11.11	$14.85	$11.11
Cash received for option exercise cost	$281	$539	$1,082	$1,889
Income tax benefit recognized	839	1,900	565	1,900

The range of exercise prices and weighted-average remaining contractual lives of both options outstanding and options exercisable as of September 30, 2006 was as follows:

Range of Exercise Prices	Outstanding as of September 30, 2006	Exercisable as of September 30, 2006	Weighted Average Exercise Price	Weighted Average Contractual Years Remaining
$2.51 - $3.00	39,403	39,403	2.76	0.7
$4.51 - $5.00	14,087	14,087	4.56	3.3
$10.50 - $11.00	507,818	507,818	10.91	5.1
$13.00-$13.50	612,185	612,185	13.16	6.3
$15.00-$15.50	318,492	318,492	15.10	8.7
$16.00-$16.50	76,320	76,320	16.45	8.3
$19.50-$20.00	683,426	683,426	19.90	7.3
Total	2,251,731	2,251,731	$14.85	6.7

There were no grants of stock options under the Stock Plans during the three-month and nine-month periods ended September 30, 2006, or the three-month period ended September 30, 2005. The weighted average fair value per option at the date of grant for stock options granted during the nine-month period ended September 30, 2005 was estimated as follows:

Nine Months Ended September 30, 2005
Total options granted	394,812
Estimated fair value on date of grant	$3.91
Pricing methodology utilized	Black- Scholes
Expected life (in years)	7.0
Interest rate	3.94%
Volatility	31.67
Dividend yield	3.67

Other Stock Awards

RRP - In December 1996, the Holding Company's shareholders approved the RRP. On February 1, 1997, the Holding Company allocated 1,963,913 shares of its common stock to employees and outside directors. These shares vested in equal installments on February 1, 1998, 1999, 2000, 2001, and 2002.  On each vesting date, the RRP re-acquired shares that were sold by RRP participants in order to fund income tax obligations associated with their individual vesting of shares. In addition, during the period February 1, 1998 through February 1, 2002, the RRP re-acquired shares that were forfeited by participants. The shares re-acquired by the RRP during the period February 1, 1998 through February 1, 2002, either through the repurchase or forfeiture of previously allocated shares, totaled 343,797. On May 17, 2002, 67,500 RRP shares were granted to certain officers of the Bank. These shares vested as follows: 20% on November 25, 2002, and 20% each on April 25, 2003, 2004, 2005 and 2006. The fair value of the Company's common stock on May 17, 2002 was $16.19. The RRP has re-acquired 26,840 shares of common stock that were sold by RRP participants in order to fund income tax obligations associated with their individual vesting of shares under the May 17, 2002 grant. At September 30, 2006, a total of 303,137 shares held by the RRP remained eligible for future allocation. Prior to adoption of SFAS 123R on January 1, 2006, the Company accounted for compensation expense under the RRP pursuant to APB 25, measuring compensation cost based upon the average acquisition value of the RRP shares. Effective January 1, 2006, the Company began accounting for compensation expense under the RRP pursuant to SFAS 123R. The effect of adoption upon the compensation expense recorded was not material.

The following is a summary of activity related to the RRP awards during the three-month and nine-month periods ended September 30, 2006 and 2005:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in Thousands Except Share Amounts)
Shares acquired (a)	-	-	5,023	5,636
Shares vested	-	-	13,500	13,500
Shares allocated	-	-	-	-
Unallocated shares - end of period	303,137	298,114	303,137	298,114
Unvested allocated shares - end of period	-	13,500	-	13,500
Compensation recorded to expense	-	$27	$45	$81
Income tax benefit recognized	29	-	58	35

(a) Represents shares re-acquired from either participant sales of vested shares in order to satisfy income tax obligations or participant forfeitures.

Restricted Stock Awards - On March 17, 2005, a grant of 31,804 restricted stock awards was made to officers of the Bank under the 2004 Stock Incentive Plan. One-fourth of these awards vested to the respective recipients on May 1, 2006. The remaining three-fourths of these awards vest in equal annual installments on May 1, 2007, 2008 and 2009, respectively. The fair value of the Company's common stock on March 17, 2005 was $15.44. On January 3, 2006, a grant of 30,000 restricted stock awards was made to officers of the Bank under the 2004 Stock Incentive Plan. One-fifth of these awards vest to the respective recipients on February 1, 2007, 2008, 2009, 2010 and 2011, respectively. The fair value of the Company's common stock on January 3, 2006 was $14.61 (the opening price on the grant date). On March 16, 2006, a grant of 18,000 restricted stock awards was made to officers of the Bank under the 2004 Stock Incentive Plan. One-fifth of these awards vest to the respective recipients on May 1, 2007, 2008, 2009, 2010 and 2011, respectively. The fair value of the Company's common stock on March 16, 2006 was $14.48.

In accordance with either SFAS 123 or SFAS 123R, during the three-month and nine-month periods ended September 30, 2006 and 2005, compensation expense was recorded on these restricted stock awards based upon the fair value of the shares on the respective dates of grant.

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan during the three-month and nine-month periods ended September 30, 2006 and 2005:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in Thousands Except Share Amounts)
Unvested allocated shares - beginning of period	71,855	31,804	31,804	-
Shares granted	-	-	48,000	31,804
Shares vested	-	-	7,949	-
Unvested allocated shares - end of period	71,855	31,804	71,855	31,804
Unallocated shares - end of period	-	-	-	-
Compensation recorded to expense	$66	$31	$186	$66
Income tax benefit recognized	(3)	-	(3)	-

7. INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following table summarizes the gross unrealized losses and fair value of investment securities and MBS available-for-sale as of September 30, 2006, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
			(Dollars in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate securities	$5,000	$6	$993	$7	$5,993	$13
Equity securities	1,217	6	2,953	118	4,170	124
FNMA pass-through certificates	-	-	9,943	417	9,943	417
Collateralized Mortgage Obligations	-	-	151,075	5,697	151,075	5,697
	$6,217	$12	$164,964	$6,239	$171,181	$6,251

Management believes that all unrealized losses were temporary at September 30, 2006. In making this determination, management considered the severity and duration of the loss as well as its intent with regard to these securities.

The aggregate amount of held-to-maturity investment securities and MBS carried at historical cost was $380,000 as of September 30, 2006. No individual held-to-maturity security that was carried at historical cost possessed an unrealized loss as of September 30, 2006.

8. RETIREMENT AND POSTRETIREMENT PLANS

The Company or the Bank maintain the Retirement Plan of The Dime Savings Bank of Williamsburgh (the "Employee Retirement Plan"), the Retirement Plan for Board Members of Dime Community Bancshares, Inc. (the "Outside Director Retirement Plan"), the BMP and the Postretirement Welfare Plan of The Dime Savings Bank of Williamsburgh ("Postretirement Plan"). Net expenses associated with the Employee and Outside Director Retirement Plans, the BMP and the Postretirement Plan were comprised of the following components:

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)
Service cost	$-	$16	$-	$18
Interest cost	327	57	336	64
Expected return on assets	(438)	-	(413)	-
Unrecognized past service liability	-	(7)	-	(7)
Amortization of unrealized loss	155	10	142	14
Net expense	$44	$76	$65	$89

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)
Service cost	$-	$62	$-	$54
Interest cost	981	171	1,018	192
Expected return on assets	(1,314)	-	(1,239)	-
Unrecognized past service (liability) benefit	-	(21)	52	(22)
Amortization of unrealized loss	465	30	426	42
Curtailment credit	-	-	(179)	-
Net expense	$132	$242	$78	$266

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005 that it expects to make contributions or benefit payments totaling $177,000 to the BMP, $156,000 to its Outside Director Retirement Plan, and $155,000 to its Postretirement Plan, and make no contributions to the Employee Retirement Plan during the year ending December 31, 2006. During the three-month and nine-month periods ended September 30, 2006, the Company made benefit payments of $32,000 and $56,000, respectively, to the Outside Director Retirement Plan and expects to make an additional $32,000 of contributions or benefit payments during the remainder of 2006. During the three-month and nine-month periods ended September 30, 2006, the Company made contributions totaling $45,000 and $113,000, respectively, to the Postretirement Plan and expects to make an additional estimated $45,000 of contributions or benefit payments during the remainder of 2006. During the nine months ended September 30, 2006, the Company made no contributions or benefit payments to the BMP, and does not expect to make any benefit payments or contributions to the BMP during the remainder of 2006, since anticipated retirements that formed the basis for the expected benefit payments in 2006 are no longer expected to occur.

9. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158"). SFAS 158 requires an employer sponsoring a single employer defined benefit plan to do the following: (1) recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation, in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation; (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, "Employers’ Accounting for Pensions," or SFAS No. 106, "Employers’ Accounting for Postretirement

Benefits Other Than Pensions." Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of Statements 87 and 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements; (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Adoption of SFAS 158 is required for fiscal years ending after December 15, 2006. Management is evaluating the impact of adopting SFAS 158.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. Other current accounting pronouncements that require or permit fair value measurements will require application of SFAS 157. SFAS 157 does not require any new fair value measurements, however, does change the definition of, and methods used to measure, fair value and expands disclosures about fair value measurements. SFAS 157 emphasizes fair value as a market-based measurement, not an entity-specific measurement. Under SFAS 157, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 further establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. SFAS 157 also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of SFAS 157 is not expected to have a material impact upon the Company's financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"). The Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to accounting for separately recognized MSR. SFAS 156 requires all separately recognized MSR to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and liabilities: (1) amortizing servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss; or (2) reporting servicing assets or liabilities at fair value at each reporting date and reporting changes in fair value in earnings in the period in which the changes occur. In the event that the first method is selected, SFAS 156 requires an assessment of servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. SFAS 156 further requires additional disclosures for all separately recognized MSR. SFAS 156 is effective as of commencement of the first fiscal year that begins after September 15, 2006. Adoption of SFAS 156 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). SFAS 155 amends both SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Among other matters, SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity against holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring during fiscal years commencing after September 15, 2006. Adoption of SFAS 155 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

  In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements prepared in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, a tax position adopted is subjected to two levels of evaluation. Initially, a determination is made as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In conducting this evaluation, management should presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold. This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is still evaluating the impact of adopting FIN 48.

   In September 2006, the Emerging Issues Task Force reached a consensus on Issue 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4" ("EITF No. 06-5"). EITF No. 06-5 requires that a life insurance policyholder consider any additional amounts included in the contractual terms of the purchased life insurance policy in determining the amount that could be realized under the insurance contract on a policy by policy basis. EITF No. 06-5 is effective for fiscal years beginning after December 15, 2006 and requires that recognition of the effects of adoption should be by a change in accounting principle through either (i) a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (ii) retrospective application to all prior periods. The Company is currently evaluating the effect, if any, adoption of EITF No. 06-5 will have on its consolidated results of operations and financial position.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. This guidance is effective for the calendar year ending 2006. In the year of adoption, the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. The Company is currently evaluating the impact that SAB No. 108 will have on its financial position or results of operations.

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

Certain other amounts as of December 31, 2005 and for the three-month and nine-month periods ended September 30, 2005 have been reclassified to conform to their presentation as of and for the three-month and nine-month periods ended September 30, 2006.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Dime Community Bancshares, Inc. (the "Holding Company" and together with its direct and indirect subsidiaries the "Company") is a Delaware corporation and parent company of The Dime Savings Bank of Williamsburgh (the "Bank"), a federally-chartered stock savings bank. The Bank maintains its headquarters in the Williamsburg section of Brooklyn, New York and operates twenty-one full service retail banking offices located in the New York City boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York. The Bank’s principal business has been, and continues to be, gathering deposits from customers within its market area, and investing them primarily in multifamily residential, commercial real estate, one- to four-family residential, construction and consumer loans, mortgage-backed securities ("MBS"), obligations of the U.S. government and government sponsored entities, and corporate debt and equity securities.

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

The Bank’s primary strategy is generally to increase its household and deposit market shares in the communities that it serves. During the previous several operating quarters, however, growth has been restricted as a result of the interest rate environment, which management has deemed unfavorable for significant balance sheet growth. The Bank also seeks to increase its product and service utilization for each individual depositor. In addition, the Bank’s primary strategy includes the origination of, and investment in, mortgage loans, with an emphasis on multifamily residential and commercial real estate loans. Recently, the Bank has increased its portfolios of loans secured by commercial real estate and mixed-use properties (typically comprised of ground level commercial units and residential apartments on the upper floors).

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

During the quarter ended September 30, 2006, the Company recorded non-recurring pre-tax income of $764,000 related to a restructuring of $170.0 million of borrowings. Excluding this transaction, net income would have declined by $2.5 million during the three months ended September 30, 2006 compared to the quarter ended September 30, 2005. This decline resulted primarily from a decline in net interest income during the period.

Net interest income, and the related net interest spread and net interest margin, declined during the three months ended September 30, 2006 versus the comparable period of 2005. These declines were attributable to the continuation of the flattened market yield curve as interest rates on short-term investments and borrowings continued to increase at a faster rate than those on medium- and long-term investments and borrowings. This environment resulted in a greater increase in the average cost of interest bearing liabilities than the increase in yield on interest earning assets during the comparative period.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Performance and Other Selected Ratios:
Return on Average Assets	0.92%	1.12%	1.05%	1.10%
Return on Average Stockholders' Equity	9.73	12.62	11.21	12.75
Stockholders' Equity to Total Assets	9.43	8.96	9.43	8.96
Tangible Equity to Total Tangible Assets	7.88	7.44	7.88	7.44
Loans to Deposits at End of Period	136.92	127.51	136.92	127.51
Loans to Earning Assets at End of Period	89.25	84.10	89.25	84.10
Net Interest Spread	2.16	2.61	2.29	2.68
Net Interest Margin	2.53	2.89	2.69	2.97
Average Interest Earning Assets to Average Interest Bearing Liabilities	112.38	111.49	113.00	111.50
Non-Interest Expense to Average Assets	1.37	1.32	1.35	1.22
Efficiency Ratio	50.42	43.46	47.15	39.22
Effective Tax Rate	35.86	35.86	35.55	35.74
Dividend Payout Ratio	70.00	53.85	60.00	55.26
Average Tangible Equity	$242,658	$234,560	$240,967	$232,098
Per Share Data:
Reported EPS (Diluted)	$0.20	$0.26	$0.70	$0.76
Cash Dividends Paid Per Share	0.14	0.14	0.42	0.42
Stated Book Value	8.07	7.82	8.07	7.82
Tangible Book Value	6.64	6.39	6.64	6.39
Asset Quality Summary:
Net Charge-offs (Recoveries)	$-	$(2)	$19	$(17)
Non-performing Loans	2,889	4,608	2,889	4,608
Non-performing Loans/Total Loans	0.11%	0.18%	0.11%	0.18%
Non-performing Assets/Total Assets	0.09	0.14	0.09	0.14
Allowance for Loan Loss/Total Loans	0.60	0.60	0.60	0.60
Allowance for Loan Loss/Non-performing Loans	552.30	335.55	552.30	335.55
Regulatory Capital Ratios (Bank Only):
Tangible Capital	9.64%	9.20%	9.64%	9.20%
Leverage Capital	9.64	9.20	9.64	9.20
Total Risk-based Capital	13.61	13.84	13.61	13.84
Earnings to Fixed Charges Ratios
Including Interest on Deposits	1.47x	1.71x	1.56x	1.74x
Excluding Interest on Deposits	2.25	2.52	2.38	2.57

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share amounts)
Non-GAAP Disclosures - Core Earnings Reconciliation and Ratios (1)
Net income	$7,159	$9,102	$24,627	$27,231
Net pre-tax (gain) loss on sale of securities and other assets	-	-	(1,541)	5,176
Pre-tax income from borrowings restructuring	(764)	-	(807)	-
Tax effect of adjustments	271	-	838	(2,143)
After tax effect of adjustments to core earnings	(493)	-	(1,510)	3,033
Core Earnings	$6,666	$9,102	$23,117	$30,264

Core Return on Average Assets	0.86%	1.12%	0.99%	1.22%
Core Return on Average Stockholders' Equity	9.06	12.62	10.53	14.17
Core EPS (Diluted)	$0.19	$0.26	$0.66	$0.85
Dividend payout ratio (based upon core earnings)	73.68%	53.85%	63.95%	49.41%

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

The following are descriptions of the Company's critical accounting policies and explanations of the methods and assumptions underlying their application. These policies and their application are reviewed periodically and at least annually with the Audit Committees of the Holding Company and Bank.

        Allowance for Loan Losses. Accounting principles generally accepted in the United States ("GAAP') require the Bank to maintain an appropriate allowance for loan losses. Management uses available information to estimate losses on loans and believes that the Bank maintains its allowance for loan losses at appropriate levels. Adjustments may be necessary, however, if future economic, market or other conditions differ from the current operating environment. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to, or reductions in, the allowance based on judgments different from those of management.

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

      The Bank's loan loss reserve methodology consists of several key components, including a review of the two elements of the Bank's loan portfolio: problem loans [i.e., classified loans, non-performing loans, troubled-debt restructuring and impaired loans under SFAS No. 114, "Accounting By Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure an Amendment of FASB Statement No. 114" ("Amended SFAS 114")] and performing loans.

Performing Loans

At September 30, 2006, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio. Performing loans are reviewed at least quarterly based upon the premise that there are losses inherent within the loan portfolio that have not been identified as of the review date. The Bank thus calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage and applying it to its performing loans. In deriving the expected loan loss percentage, the Bank generally considers, among others, the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multifamily residential, commercial real estate, cooperative apartment, construction or consumer); the underwriting history of the loan (i.e., whether it was underwritten by the Bank or a predecessor institution acquired by the Bank and, therefore, originally subjected to different underwriting criteria); both the current condition and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data to derive the expected loan loss percentages); the level of, and trend in, non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by real estate located in the New York City metropolitan area) or specific industry conditions within the portfolio segments. Since these criteria affect the expected loan loss percentages that are applied to performing loans, changes in any of them may affect the amount of the allowance and the provision for loan losses. The Bank applied the process of determining the allowance for loan losses consistently throughout the three-month and nine-month periods ended September 30, 2006 and 2005.

Problem Loans

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

The Bank's policy is to charge-off immediately all balances classified as ''Loss'' and record a reduction of the allowance for loan losses for the full amount of the outstanding loan balance. The Bank applied this process consistently throughout the three-month and nine-month periods ended September 30, 2006 and 2005.

Under the guidance established by Amended SFAS 114, loans determined to be impaired (generally, non-performing one- to four-family loans in excess of $417,000 and non-performing and troubled-debt restructured multifamily residential and commercial real estate loans) are evaluated at least quarterly in order to establish whether the estimated value of the underlying collateral determined based upon an independent appraisal is sufficient to satisfy the existing debt. For each loan that the Bank determines to be impaired, impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimated fair value of the collateral. A specific reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses. The Loan Loss Reserve Committee's determination of the estimated fair value of the underlying collateral is subject to assumptions and judgments made by the committee. A specific valuation allowance could differ materially as a result of changes in these assumptions and judgments.

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

The fair value of MSR is sensitive to changes in assumptions. Fluctuations in prepayment speed assumptions have the most significant impact on the estimated fair value of MSR. In the event that loan prepayment activities exceed the assumed amount due to increased loan refinancing, the fair value of MSR would likely decline. In the event that loan prepayment activities fall below the assumed amount due to a decline in loan refinancing, the fair value of MSR would likely increase. Any measurement of the value of MSR is limited by the existing conditions and assumptions utilized at a particular point in time, and would not necessarily be appropriate if applied at a different point in time.

In measuring the fair value of capitalized MSR, assumptions utilized additionally include the stratification based on predominant risk characteristics of the underlying loans for the purpose of evaluating impairment. Increases in the risk characteristics of the underlying loans from the assumed amounts would result in a decline in the fair value of the MSR. A valuation allowance is then established in the event the recorded value of an individual stratum exceeds its fair value.

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

Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which was adopted on July 1, 2001. SFAS 142 eliminated amortization of goodwill and instead requires performance of an annual impairment test at the reporting unit level. As of September 30, 2006, the Company had goodwill totaling $55.6 million.

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

The Company conducts a periodic review and evaluation of its securities portfolio, taking into account the severity and duration of each unrealized loss as well as management's intent with regard to the securities, in order to determine if a decline in market value of any security below its carrying value is other than temporary. If such decline is deemed other than temporary, the carrying amount of the security is adjusted through a charge recorded in the Company's statement of operations. For the three-month and nine-month periods ended September 30, 2006 and 2005, there were no other than temporary impairments in the securities portfolio.

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

Deposits increased $15.9 million during the nine months ended September 30, 2006, compared to a decrease of $195.1 million during the nine months ended September 30, 2005. During the nine months ended September 30, 2006, the Company experienced an increase of $48.3 million in certificates of deposit ("CDs"), due primarily to successful promotional campaigns, that was partially offset by a decline of $29.8 million in savings accounts during the period, as customers continued to migrate towards CDs as market rates offered on time deposit accounts gained greater acceptance.

During the nine months ended September 30, 2005, while short-term interest rates were steadily increasing, the Bank, primarily in order to control its overall cost of deposits, elected to maintain the non-promotional interest rates offered on its various deposit accounts at or near their existing levels. As a result, the attrition level on deposits increased during that time period (particularly in promotional money market accounts with expiring promotional offering rates) and exceeded the level of new deposits gathered through ongoing promotional programs. As a result, money market deposits declined $235.8 million during the nine months ended September 30, 2005.

During 2005, the Bank’s rates on repricing core deposits lagged those of the price leaders in its markets. This strategy served to protect margin, not deposits. Commencing in the first quarter of 2006, there was a slight shift in the Bank’s deposit pricing posture for competitive reasons. With the average rate on new loans currently consistently trending above 6 percent, attracting and retaining new deposits at today’s rates appears more palatable to managing the Bank’s interest rate risk than it did throughout 2005. Although this strategy was not reflected in the results of the September 2006 quarter, it continues to be management's overall anticipated strategy for the remainder of 2006.

Average deposits per branch approximated $92 million at September 30, 2006, lower than the $101 million average at September 30, 2005. The loan-to-deposit ratio was 137% at September 30, 2006, compared to 128% at September 30, 2005. The decline in the average deposits per branch and the increase in the loan-to-deposit ratio resulted primarily from a reduction of $84.2 million in deposits from their September 30, 2005 level. The addition of a new branch in February 2006 also contributed to the decline in the average deposits per branch. Core deposits comprised 47% of total deposits at September 30, 2006, slightly below the 49% level at September 30, 2005, reflecting a decline of $42.7 million in money markets from September 2005 to September 2006.

During the nine months ended September 30, 2006, principal repayments totaled $268.1 million on real estate loans and $30.6 million on MBS. During the nine months ended September 30, 2005, principal repayments totaled $277.6 million on real estate loans and $75.5 million on MBS. The decrease in principal repayments on loans and MBS resulted from a reduction in borrower refinance activities associated with mortgage-related assets as a result of increases in interest rates during the period July 2005 through September 2006. The decrease in principal repayments on MBS additionally reflected a reduction in their balance due to the sale of securities in May 2005.

Since December 2002, the Bank has originated and sold multifamily residential mortgage loans in the secondary market to FNMA while retaining servicing and generating fee income while it services the loan. The Bank underwrites these loans using its customary underwriting standards, funds the loans, and sells them to FNMA at agreed upon pricing. Typically, the Bank seeks to sell loans with terms to maturity or repricing in excess of seven years from the origination date since it does not desire to retain such loans in portfolio as a result of the heightened interest rate risk they possess. Under the terms of the sales program, the Bank retains a portion of the associated credit risk. Once established, such amount continues to increase as long as the Bank continues to sell loans to FNMA under the program. The Bank retains this exposure until the portfolio of loans sold to FNMA is satisfied in its entirety or the Bank funds claims by FNMA for the maximum loss exposure. During the nine months ended September 30, 2006 and 2005, the Bank sold FNMA $140.4 million and $65.7 million of loans, respectively, pursuant to this program.

In order to both replace liquidity lost by the attrition of deposits during 2005 and reduce the overall level of interest rate risk associated with its assets, the Company sold $274.2 million of investment securities and MBS during the nine months ended September 30, 2005. The cash proceeds of the sale were initially reinvested in overnight funds and other short-term (90 day or less) investments with an average yield approximating 3.5%. The securities sold had an average yield of 3.62% and an average estimated duration of 2.4 years upon their disposition.

Due in part to the growth in deposit funding during the nine months ended September 30, 2006, the Company was able to reduce its overall level of borrowings, which, because the interest rates associated with borrowings generally exceeds those paid on deposits, helped minimize the increase in the average cost of its interest bearing liabilities while short-term interest rates continued to rise. During the nine months ended September 30, 2006, borrowings declined by $35.1 million on a net basis, as the Company utilized deposit inflows and liquidity from its investment and MBS portfolios to fund loan growth. During the nine months ended September 30, 2005, the Bank limited asset growth, and, as a result, undertook no new REPO borrowings or FHLBNY advances during the period.

During the quarter ended September 30, 2006, the Company restructured $170.0 million of wholesale borrowings. Under this restructuring, $120.0 million of REPOs and $50.0 million in FHLBNY advances were prepaid and replaced. The prepaid borrowings had a weighted average interest rate of 4.53%, and were replaced with a combination of REPOs and FHLBNY advances having an initial weighted average interest rate of 3.79%. The replacement FHLBNY advances have a fixed rate of interest, a final maturity of ten years and are callable by the FHLBNY after an initial period (the “lockout period”) of one, two or three years. The replacement REPOs have a ten-year maturity and a lockout period of either one or two years. During the lockout period, the REPOs are variable rate (indexed to 3-month LIBOR), and have embedded interest rate caps and floors that ensure their reset interest rate will not exceed their initial interest rate. After the lockout period, if not called by the lender, the REPOs convert to an average fixed rate of 4.90%. The Company recorded a non-recurring reduction of $764,000 in interest expense related to the prepayment.

During the three months ended March 31, 2006, the Bank restructured $145.0 million of its borrowings in order to lower their average cost. Borrowings with a weighted average cost of 4.61% and a weighted average term to maturity of one year were replaced with borrowings having a weighted average cost of 4.17% and a final maturity of ten years, callable after year one. Since portions of the original borrowings were satisfied at a discount, the Company recorded a non-recurring reduction of $43,200 in interest expense related to the prepayment.

In the event that the Bank should require funds beyond its ability to generate them internally, an additional source of funds is available through use of its borrowing line at the FHLBNY. At September 30, 2006, the Bank had an additional potential borrowing capacity of $367.8 million available should it purchase the minimum required level of FHLBNY common stock (i.e., 1/20th of its outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by the Office of Thrift Supervision ("OTS"), which, as a general matter, are based on the amount and composition of an institution's assets. At September 30, 2006, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Bank uses its liquidity and capital resources primarily for the origination of real estate loans and the purchase of mortgage-backed and other securities. During the nine months ended September 30, 2006 and 2005, real estate loan originations totaled $439.4 million and $430.3 million, respectively. Purchases of investment securities (excluding short-term investments and federal funds sold) and MBS totaled $4.0 million during the nine months ended September 30, 2006 compared to $53.5 million during the nine months ended September 30, 2005. The decline resulted from reduced levels of liquidity experienced during the period July 2005 through September 2006 that provided limited funds available for investment purchase.

During the nine months ended September 30, 2006, the Holding Company repurchased 568,207 shares of its common stock into treasury. All shares repurchased were recorded at the acquisition cost, which totaled $8.0 million during the period. As of September 30, 2006, up to 1,895,942 shares remained available for purchase under authorized share purchase programs. Based upon the $14.73 per share closing price of its common stock as of September 30, 2006, the Holding Company would utilize $27.9 million in order to purchase all of the remaining authorized shares. For the Holding Company to complete these share purchases, it would likely require dividend distributions from the Bank.

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

In addition, as part of its loan origination business, the Bank has outstanding commitments to extend credit to third parties, which are subject to strict credit control assessments. Since many of these loan commitments expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows. The following chart represents off balance sheet commitments for which the Company is obligated as of September 30, 2006:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at September 30, 2006
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$57,485	$-	$-	$-	$57,485
Other loan commitments	50,591	-	-	-	50,591
Other Commitments:
Recourse obligation on loans sold to FNMA	18,076	-	-	-	18,076
Total Commitments	$126,152	$-	$-	$-	$126,152

The recourse obligation on loans sold to FNMA increased $3.8 million during the nine months ended September 30, 2006, primarily as a result of $3.6 million of recourse obligation that was added in connection with a $71.6 single-borrower loan package sale that was completed during the period. Due to the underwriting characteristics of the loans included in this sale, the recourse obligation related to these loans exceeds that of loans sold previously to FNMA.

Asset Quality

Non-performing loans (i.e., delinquent loans for which interest accruals have ceased in accordance with the Bank's policy discussed below) totaled $2.9 million and $958,000 at September 30, 2006 and December 31, 2005, respectively. The increase resulted primarily from the addition of 4 loans totaling $2.9 million to nonaccrual status, that was partially offset by the removal of loans totaling $958,000 from nonaccrual status during the period.

Pursuant to Bank policy, accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes 90 days past due as to principal or interest. Any interest previously accrued to income in the year that interest accruals are discontinued is reversed. Payments on non-performing loans are generally applied to principal. Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the principal balance and accrued interest. Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a minimum of twelve months. The Bank had no loans that were 90 days past due and accruing interest at September 30, 2006 or December 31, 2005.

The Bank had real estate and consumer loans totaling $425,000 delinquent 60-89 days at September 30, 2006, compared to a total of $1.4 million at December 31, 2005. The decline resulted primarily from a decrease during the period of $958,000 in delinquent real estate and home equity loans. The 60-89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of credit quality trends than non-performing loans.

GAAP requires the Bank to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a loan constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. Current OTS regulations require that troubled-debt restructurings remain classified as such until the loan is either repaid or returns to its original terms. The Bank had no loans classified as troubled-debt restructurings at September 30, 2006 or December 31, 2005.

The recorded investment in loans deemed impaired pursuant to Amended SFAS 114 was $2.9 million, consisting of four loans, at September 30, 2006, compared to $384,000, consisting of one loan, at December 31, 2005. The increase resulted from the addition of four loans totaling $2.9 million to impaired status during the nine months ended September 30, 2006, partially offset by the removal of loans totaling $384,000 from impaired status. The average total balance of impaired loans was approximately $1.5 million and $2.8 million during the nine months ended September 30, 2006 and 2005, respectively. The decrease in the average balance of impaired loans during the comparative period resulted primarily from the removal of seven impaired loans totaling $4.2 million during the period July 2005 through September 2006, that was partially offset by the addition of four impaired loans totaling $2.9 million during the same period. There were $285,000 of reserves allocated within the allowance for loan losses for impaired loans at September 30, 2006. At December 31, 2005, reserves totaling $38,000 were allocated within the allowance for loan losses for impaired loans. At September 30, 2006, non-performing loans exceeded impaired loans by $38,000, due to $38,000 of one- to four-family and consumer loans, which, while on non-performing status, were not deemed impaired since they each had individual outstanding balances less than $417,000.

See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Problem Loans" for a discussion of impairment and reserves.

Other Real Estate Owned (“OREO”). Property acquired by the Bank as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure is classified as OREO and is recorded at the lower of the recorded investment in the related loan or the fair value of the property on the date of acquisition, with any resulting write down charged to the allowance for loan losses. The Bank obtains a current appraisal on OREO property as soon as practicable after it takes possession of the realty and generally reassesses its value at least annually thereafter. There were no OREO properties as of September 30, 2006 and December 31, 2005.

The following table sets forth information regarding non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated:

	At September 30, 2006	At December 31, 2005
	(Dollars in thousands)
Non-Performing Loans
One- to four-family	$1	$317
Multifamily residential	2,851	384
Cooperative apartment	26	229
Other	11	28
Total non-performing loans	2,889	958
OREO	-	-
Total non-performing assets	2,889	958
Troubled-debt restructurings	-	-
Total non-performing assets and troubled-debt restructurings	$2,889	$958

Impaired loans	$2,851	$384
Ratios:
Total non-performing loans to total loans	0.11%	0.04%
Total non-performing loans and troubled-debt restructurings to total loans	0.11	0.04
Total non-performing assets to total assets	0.09	0.03
Total non-performing assets and troubled-debt restructurings to total assets	0.09	0.03

Allowance for Loan Losses

The allowance for loan losses was $16.0 million at September 30, 2006 compared to $15.8 million at December 31, 2005. During the nine months ended September 30, 2006, the Bank recorded a provision of $180,000 to the allowance for loan losses to provide for additional inherent losses in the portfolio. During the same period, the Bank also recorded net charge-offs of approximately $19,000, virtually all of which related to consumer loans. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Allowance for Loan Losses" for a further discussion).

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

Assets. Assets totaled $3.14 billion at September 30, 2006, a slight increase from total assets of $3.13 billion at December 31, 2005.

Federal funds sold and other short-term assets increased $34.1 million during the period as cash flows from maturing investment securities and principal repayments on MBS were reinvested in short-term securities and federal funds sold, since the flattened yield curve provided benefits to retaining the funds in short-term investments. Real estate loans increased $32.4 million during the nine months ended September 30, 2006 due primarily to originations of $439.4 million during the period (as interest rates offered on new loans continued to stimulate origination activity), that were partially offset by amortization of $268.1 million and sales to FNMA of $140.4 million. During the nine months ended September 30, 2006 and 2005, real estate loan originations totaled $439.4 million and $430.3 million, respectively. The average rate on total loan originations during the nine months ended September 30, 2006 was 6.40%, compared to 5.70% in the nine months ended September 30, 2005. Real estate loan prepayment and amortization during the nine months ended September 30, 2006 approximated 13% of the loan portfolio on an annualized basis, compared to 15% during the nine months ended September 2005. The decline in prepayment and amortization levels resulted from increases in interest rates from October 2005 to September 2006.

Partially offsetting the increases in real estate loans and federal funds sold and other short term assets were declines in MBS available-for-sale and investment securities available-for-sale of $30.5 million and $15.7 million, respectively, during the nine months ended September 30, 2006. The decline in MBS available-for-sale resulted primarily from principal repayments of $30.6 million. The decrease in investment securities available for sale resulted primarily from maturities of $17.1 million. In addition, cash and due from banks declined $17.7 million during the nine months ended September 30, 2006 as excess liquidity that was maintained in cash and due from banks at December 31, 2005 was utilized for operations during the nine months ended September 30, 2006.

Liabilities. During the nine months ended September 30, 2006, total liabilities increased $7.3 million and deposits increased $15.9 million (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of deposit activity). Escrow and other deposits increased $20.5 million during the comparative period, as the Bank, as of September 30, 2006 held escrow balances for semi-annual real estate tax payments that will be made on behalf of borrowers during the fourth quarter. Partially offsetting these increases was a net decline in borrowings (REPOS and FHLBNY advances) of $35.1 million. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of borrowing activity).

Stockholders' Equity. Stockholders' equity increased $4.0 million during the nine months ended September 30, 2006, due to net income of $24.6 million, common stock issued in fulfillment of stock option exercises totaling $881,000, and an increase to equity of $1.1 million related to amortization of the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates ("ESOP") and The Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc. ("RRP") stock benefit plans. The ESOP and RRP possess investments in the Holding Company's common stock that are recorded as reductions in stockholders' equity ("Contra Equity Balances"). As compensation expense is recognized on the ESOP and RRP, the Contra Equity Balances are reduced in a corresponding amount, resulting in an increase to their respective equity balances. This increase to equity offsets the decline in the Company's retained earnings related to the periodic recorded ESOP and RRP expenses.

Partially offsetting the increases to stockholders' equity during the nine months ended September 30, 2006 were cash dividends of $14.8 million and treasury stock repurchases of $8.0 million during the period. Additionally, other comprehensive loss (which is recorded as a negative balance within stockholders' equity) increased by $206,000 during the nine months ended September 30, 2006. This growth in the level of the loss resulted from increases in short-term interest rates during the period, which reduced the market value of existing fixed rate securities available for sale owned by the Company. The increase of $206,000 in other comprehensive loss caused a corresponding decrease in stockholders' equity during the period.

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005

General. Net income was $7.2 million during the three months ended September 30, 2006, a decrease of $1.9 million from net income of $9.1 million during the three months ended September 30, 2005. During the comparative period, net interest income declined $3.6 million, non-interest income, including gains or losses on the disposal of assets, increased $494,000, and non-interest expense decreased $116,000, resulting in a reduction in pre-tax net income of $3.0 million. Income tax expense decreased $1.1 million during the comparative period primarily as a result of the decrease in pre-tax net income.

Net Interest Income. The discussion of net interest income for the three months ended September 30, 2006 and 2005 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated. The yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)

	Three Months Ended September 30,
		2006			2005
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)
Assets:
Interest-earning assets:
Real estate loans	$2,654,055	$39,122	5.90%	$2,558,690	$37,472	5.86%
Other loans	1,959	47	9.60	2,273	29	5.10
Mortgage-backed securities	172,116	1,666	3.87	218,204	2,010	3.68
Investment securities	31,406	454	5.78	65,259	601	3.68
Other short-term investments	100,932	1,384	5.48	246,397	2,230	3.62
Total interest-earning assets	2,960,468	$42,673	5.77%	3,090,823	$42,342	5.48%
Non-interest earning assets	147,014			156,393
Total assets	$3,107,482			$3,247,216

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW and Super Now accounts	$33,814	$85	1.00%	$39,728	$100	1.00%
Money Market accounts	455,629	3,228	2.81	570,067	2,284	1.59
Savings accounts	312,891	493	0.63	349,384	486	0.55
Certificates of deposit	1,023,738	11,213	4.35	1,003,995	7,820	3.10
Borrowed Funds	808,278	8,948	4.39	809,185	9,306	4.58
Total interest-bearing liabilities	2,634,350	$23,967	3.61%	2,772,359	$19,996	2.87%
Checking accounts	93,989			93,690
Other non-interest-bearing liabilities	84,838			92,736
Total liabilities	2,813,177			2,958,785
Stockholders' equity	294,305			288,431
Total liabilities and stockholders' equity	$3,107,482			$3,247,216
Net interest income		$18,706			$22,346
Net interest spread			2.16%			2.61%
Net interest-earning assets	$326,118			$318,464
Net interest margin			2.53%			2.89%
Ratio of interest-earning assets to interest-bearing liabilities			112.38%			111.49%

Rate/Volume Analysis (Unaudited)

	Three Months Ended September 30, 2006
	Compared to Three Months Ended September 30, 2005
	Increase/ (Decrease) Due to:
	Volume	Rate	Total
Interest-earning assets:	(Dollars In thousands)
Real Estate Loans	$1,395	$255	$1,650
Other loans	(5)	23	18
Mortgage-backed securities	(437)	93	(344)
Investment securities	(401)	254	(147)
Other short-term investments	(1,655)	809	(846)
Total	(1,103)	1,434	331

Interest-bearing liabilities:
NOW and Super Now accounts	$(15)	$-	$(15)
Money market accounts	(635)	1,579	944
Savings accounts	(57)	64	7
Certificates of deposit	192	3,201	3,393
Borrowed funds	10	(368)	(358)
Total	(505)	4,476	3,971
Net change in net interest income	$(598)	$(3,042)	$(3,640)

Net interest income for the three months ended September 30, 2006 decreased $3.6 million to $18.7 million, from $22.3 million during the three months ended September 30, 2005. The decrease was attributable to an increase of $4.0 million in interest expense that was partially offset by an increase of $331,000 in interest income. The net interest spread decreased 45 basis points, from 2.61% for the three months ended September 30, 2005 to 2.16% for the three months ended September 30, 2006, and the net interest margin decreased 36 basis points, from 2.89% to 2.53% during the same period.

The tightening of monetary policy by the Federal Open Market Committee ("FOMC") from the second half of 2004 through June 30, 2006, in combination with various market factors suppressing increases in both general long-term interest rates and interest rates offered on real estate loans within the Bank's lending market, resulted in a narrowing spread between short and long-term interest rates, which negatively impacted net interest income during the three-month period ended September 30, 2006.

The decrease in both the net interest spread and net interest margin reflected an increase of 74 basis points in the average cost of interest bearing liabilities. The increase resulted primarily from the following: (i) borrowings, which possess a higher average cost than deposits, became a larger percentage of the Bank's total interest bearing liabilities as a result of runoff in average deposit balances from October 2005 to September 2006, and (ii) the average cost of money market deposits and CDs increased by 122 basis points and 125 basis points, respectively, during the comparative period, reflecting increases in short-term interest rates during the period October 2005 through June 2006. (See "Interest Expense" below).

Partially offsetting the increase in the average cost of interest bearing liabilities was an increase of 29 basis points in the average yield on interest earning assets during the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This increase resulted primarily from an increase in the average balance of real estate loans (the Bank's highest yielding interest earning asset) as a percentage of total interest earning assets, which was coupled with an increase in the average yields on real estate loans and MBS of 4 basis points and 19 basis points, respectively. The increase in the composition of real estate loans as a percentage of interest earning assets resulted from both loan origination activity during the period October 2005 through June 2006 coupled with a reduction in the level of investment securities and MBS during the same period, as cash flows from maturing investment securities and MBS were utilized to fund both loan originations and ongoing operations of the Company. The increase in average yield on real estate loans reflected ongoing increases in medium- and long-term interest rates from October 2005 through June 2006. The increase in average yield on MBS reflected ongoing increases in short- and medium-term interest rates from October 2005 through June 2006.

Interest Income. Interest income was $42.7 million during the three months ended September 30, 2006, an increase of $331,000 from $42.3 million during the three months ended September 30, 2005. This resulted from an increase of $1.7 million in interest income on real estate loans that was partially offset by decreases in interest income on MBS, investment securities and other short-term investments of $344,000, $147,000 and $846,000, respectively, during the period.

The increase in interest income on real estate loans resulted primarily from growth in their average balance of $95.4 million during the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The growth reflected real estate loan originations of $583.3 between October 2005 and September 2006, which were partially offset by principal repayments and loan sales during the period.

The average yield on real estate loans increased by 4 basis points during the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This increase resulted from ongoing increases in medium term interest rates from October 2005 through June 2006, which resulted in an increase in the average origination rate on real estate loans from 5.84% during the three months ended September 30, 2005 to 6.58% during the three months ended September 30, 2006.

The decline in interest income on MBS during the three months ended September 30, 2006 compared to the three months ended September 30, 2005 resulted from a decreased average balance of $46.1 million (resulting primarily from principal repayments on MBS of $44.2 million during the period October 2005 through June 2006), that was partially offset by an increase of 19 basis points in average yield during the three months ended September 30, 2006 compared to the three months ended September 30, 2005 (resulting from increases in short and medium-term interest rates during the period October 2005 through June 2006). The decline in interest income on investment securities and other short-term investments reflected declines in their average balances of $33.9 million and $145.5 million, respectively, during the three months ended September 30, 2006 compared to the three months ended September 30, 2005, as cash flows from maturing investment securities and other short-term investments were utilized to fund both loan originations and ongoing operations of the Company.

Interest Expense. Interest expense increased $4.0 million, to $24.0 million, during the three months ended September 30, 2006, from $20.0 million during the three months ended September 30, 2005. The growth resulted primarily from increased interest expense of $3.4 million related to CDs and $944,000 related to money markets, that was partially offset by a decline of $358,000 in interest expense on borrowings.

The increase in interest expense on CDs resulted from an increase in their average cost of 125 basis points during the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005. The increase in average cost resulted from increases in short-term interest rates during the period October 2005 through June 2006, as a significant majority of the Bank's CDs outstanding at September 2005 matured during this timeframe. In addition, the average balance of CDs increased $19.7 million during the period, reflecting both a movement of deposits from money market accounts into CDs as interest rates on CDs became preferable to money markets, as well as some successful gathering of new CDs from promotional activities. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

Interest expense on money markets increased $944,000 during the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due to an increase of 122 basis points in their average cost during the period, which was partially offset by a decline of $114.4 million in their average balance during the same period. During the three months ended September 30, 2006, the Bank increased the rates offered on both promotional and non-promotional money market accounts, which led to the increase in average cost during the period. In 2005 and early 2006, management of the Bank elected to maintain the non-promotional interest rates offered on money markets constant during a period of rising short-term interest rates. The Bank thus experienced an above average level of attrition in non-promotional money market accounts, the majority of which flowed into other financial institutions and resulted in a decrease of $114.4 million in their average balance during the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005

During the three months ended September 30, 2006 compared to the three months ended September 30, 2005, the average cost of borrowed funds decreased 19 basis points due to a reduction of borrowing expense of $764,000 during the quarter ended September 30, 2006 related to proceeds received on the prepayment of below market interest rate borrowings (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). Excluding this item, the average borrowing cost would have increased 19 basis points during the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due to the replacement of maturing low cost short-term borrowings at higher rates while short-term interest rates rose during the period July 2005 through June 2006.

Provision for Loan Losses. The provision for loan losses was $60,000 during the three months ended September 30, 2006 and the three months ended September 30, 2005, as the Bank provided for additional inherent losses in the portfolio.

Non-Interest Income.  Non-interest income, excluding gains or losses on the sale of assets, totaled $2.4 million during both the three months ended September 30, 2006 and 2005.

The Company sold loans to FNMA totaling $92.3 million and $25.5 million during the quarters ended September 30, 2006 and 2005, respectively. The gains recorded on these sales were $779,000 and $284,000, respectively, during the quarters ended September 30, 2006 and 2005. All of the loans sold during both of these periods were designated for sale upon origination. The loans sold during the quarter ended September 30, 2006 included a $71.6 million package of loans made to one borrower that were originated for sale during the June 2006 and September 2006 quarters. A pre-tax gain of $609,000 was recognized on this package of loans. All loans sold during the quarter ended September 30, 2006 had a weighted average term to the earlier of maturity or next repricing of 10.2 years.

Non-Interest Expense. Non-interest expense was $10.6 million during the quarter ended September 30, 2006, a decrease of $116,000 from the three months ended September 30, 2005.

Data systems expense decreased $159,000 during the three months ended September 30, 2006 compared to the three months ended September 30, 2005, as the Company paid $100,000 to its previous data systems provider during the September 2005 quarter in final settlement related to its late 2004 data systems conversion.

Occupancy and equipment expense increased $115,000 during the three months ended September 30, 2006 compared to the September 30, 2005 quarter due to both general increases in utility costs and real estate taxes as well as the addition of the Valley Stream branch in March 2006.

Non-interest expense to average assets was 1.37% in the September 2006 quarter, compared to 1.32% for the quarter ended September 30, 2005. Average assets decreased by $139.7 million from September 30, 2005 to September 30, 2006, as a result of the previously discussed declines in investment securities, MBS and other short-term investments from October 2005 through June 2006.

Income Tax Expense. Income tax expense decreased $1.1 million during the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005, due primarily to a decline of $3.0 million in pre-tax net income during the period.

Comparison of the Operating Results for the Nine Months Ended September 30, 2006 and 2005

General. Net income was $24.6 million during the nine months ended September 30, 2006, a decrease of $2.6 million from net income of $27.2 million during the nine months ended September 30, 2005. During the comparative period, net interest income decreased $10.4 million, non-interest income increased $7.4 million and non-interest expense increased $1.2 million, resulting in a decline in pre-tax net income of $4.2 million. Income tax expense decreased $1.6 million as a result of the decline in pre-tax net income.

Net Interest Income. The discussion of net interest income for the nine months ended September 30, 2006 and 2005 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated. The yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)

	Nine Months Ended September 30,
		2006			2005
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars In thousands)
Assets:
Interest-earning assets:
Real estate loans	$2,645,992	$116,805	5.89%	$2,512,274	$110,753	5.88%
Other loans	1,977	141	9.51	2,424	96	5.28
Mortgage-backed securities	182,296	5,264	3.85	363,917	9,770	3.58
Investment securities	33,586	1,405	5.58	74,632	1,963	3.51
Other short-term investments	109,421	4,062	4.95	210,564	5,071	3.21
Total interest-earning assets	2,973,272	$127,677	5.73%	3,163,811	$127,653	5.38%
Non-interest earning assets	147,099			149,343
Total assets	$3,120,371			$3,313,154

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW, Super Now accounts	$35,944	$268	1.00%	$41,200	$310	1.01%
Money market accounts	454,531	7,885	2.32	655,102	7,871	1.61
Savings accounts	322,980	1,424	0.59	356,203	1,469	0.55
Certificates of deposit	1,011,812	30,492	4.03	977,442	20,606	2.82
Borrowed funds	806,040	27,610	4.58	807,591	26,956	4.46
Total interest-bearing liabilities	2,631,307	$67,679	3.44%	2,837,538	$57,212	2.70%
Checking accounts	95,691			94,500
Other non-interest-bearing liabilities	100,568			96,258
Total liabilities	2,827,566			3,028,296
Stockholders' equity	292,805			284,858
Total liabilities and stockholders' equity	$3,120,371			$3,313,154
Net interest income		$59,998			$70,441
Net interest spread			2.29%			2.68%
Net interest-earning assets	$341,965			$326,273
Net interest margin			2.69%			2.97%
Ratio of interest-earning assets to interest-bearing liabilities			113.00%			111.50%

Rate/Volume Analysis (Unaudited)
	Nine Months Ended September 30, 2006 Compared to
	Nine Months Ended September 30, 2005
	Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$5,879	$173	$6,052
Other loans	(25)	70	45
Mortgage-backed securities	(5,060)	554	(4,506)
Investment securities	(1,399)	841	(558)
Other short-term investments	(3,097)	2,088	(1,009)
Total	(3,702)	3,726	24

Interest-bearing liabilities:
NOW and Super Now accounts	$(40)	$(3)	$(43)
Money market accounts	(2,937)	2,952	15
Savings accounts	(145)	99	(46)
Certificates of deposit	883	9,004	9,887
Borrowed funds	(62)	716	654
Total	(2,301)	12,768	10,467
Net change in net interest income	$(1,401)	$(9,042)	$(10,443)

Net interest income for the nine months ended September 30, 2006 decreased $10.4 million to $60.0 million, from $70.4 million during the nine months ended September 30, 2005. The decrease was attributable to an increase of $10.5 million in interest expense that was slightly offset by an increase of $24,000 in interest income. The net interest spread decreased 39 basis points, from 2.68% for the nine months ended September 30, 2005 to 2.29% for the nine months ended September 30, 2006, and the net interest margin decreased 28 basis points, from 2.97% to 2.69% during the same period.

The tightening of monetary policy by the FOMC from the second half of 2004 through June 30, 2006, in combination with various market factors suppressing increases in both general long-term interest rates and interest rates offered on real estate loans within the Bank's lending market, resulted in a narrowing spread between short and long-term interest rates, which negatively impacted net interest income during the nine-month period ended September 30, 2006.

The decrease in both the net interest spread and net interest margin reflected an increase of 74 basis points in the average cost of interest bearing liabilities. The increase resulted primarily from the following: (i) borrowings, which possess a higher average cost than deposits, became a larger percentage of the Bank's total interest bearing liabilities as a result of runoff in average deposit balances from October 2005 to September 2006, and (ii) the average cost of money market deposits and CDs increased by 71 basis points and 121 basis points, respectively, during the comparative period, reflecting increases in short-term interest rates during the period October 2005 through June 2006. (See "Interest Expense" below).

Partially offsetting the increase in the average cost of interest bearing liabilities was an increase of 35 basis points in the average yield on interest earning assets during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This increase resulted primarily from an increase in the average balance of real estate loans (the Bank's highest yielding interest earning asset) as a percentage of total interest earning assets, which was coupled with an increase in the average yields on real estate loans and MBS of 1 basis point and 27 basis points, respectively, during the comparative period. The increase in the composition of real estate loans as a percentage of interest earning assets resulted from both loan origination activity during the period October 2005 through June 2006 coupled with a reduction in the level of investment securities and MBS during the same period, as cash flows from maturing investment securities and MBS were utilized to fund both loan originations and ongoing operations of the Company. The increase in average yield on real estate loans reflected ongoing increases in medium- and long-term interest rates from October 2005 through June 2006. The increase in average yield on MBS reflected ongoing increases in short- and medium-term interest rates from October 2005 through June 2006.

Interest Income. Interest income was $127.7 million during both the nine months ended September 30, 2006 and 2005. Interest income on real estate loans increased $6.1 million and was offset by decreases in interest income on MBS, investment securities and other short-term investments of $4.5 million, $558,000 and $1.0 million, respectively, during the period.

The increase in interest income on real estate loans resulted primarily from growth in their average balance of $133.7 million during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The growth reflected real estate loan originations of $583.3 between October 2005 and September 2006, which were partially offset by principal repayments and loan sales during the period.

The average yield on real estate loans increased by 1 basis point during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This increase resulted from ongoing increases in medium term interest rates from October 2005 through June 2006, which resulted in an increase in the average origination rate on real estate loans from 5.84% during the nine months ended September 30, 2005 to 6.58% during the nine months ended September 30, 2006.

The decline in interest income on MBS during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 resulted from a decreased average balance of $181.6 million (resulting primarily from the sale of $236.9 million of MBS in May 2005 and principal repayments on MBS of $44.2 million during the period October 2005 through June 2006), that was partially offset by an increase of 27 basis points in average yield during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 (resulting from increases in short and medium-term interest rates during the period October 2005 through June 2006). The decline in interest income on investment securities and other short-term investments reflected declines in their average balances of $41.1 million and $101.1 million, respectively, during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, as cash flows from maturing investment securities and other short-term investments were utilized to fund both loan originations and ongoing operations of the Company.

Interest Expense. Interest expense increased $10.5 million, to $67.7 million, during the nine months ended September 30, 2006, from $57.2 million during the nine months ended September 30, 2005. The growth resulted primarily from increased interest expense of $9.9 million related to CDs and $654,000 related to borrowings.

      The increase in interest expense on CDs resulted from an increase in their average cost of 121 basis points during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase in average cost resulted from increases in short-term interest rates during the period October 2005 through June 2006, as a significant majority of the Bank's CDs outstanding at September 2005 matured during this timeframe. In addition, the average balance of CDs increased $34.4 million during the period, reflecting both a movement of deposits from money market accounts into CDs as interest rates on CDs became preferable to money markets, as well as some successful gathering of new CDs from promotional activities. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

The increase in interest expense on borrowed funds during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 resulted from an increase of 12 basis points in their average cost during the period as maturing low cost short-term borrowings were replaced at higher rates while short-term interest rates rose during the period October 2005 through June 2006.

Provision for Loan Losses. The provision for loan losses was $180,000 during the nine months ended both September 30, 2006 and 2005, as the Bank provided for additional inherent losses in the portfolio.

Non-Interest Income. Non-interest income, excluding gains or losses on the sale of assets, totaled $7.0 million during the nine months ended September 30, 2006, compared to $7.1 million during the nine months ended September 30, 2005. There were no material changes in any individual item during the comparable period.

The Company sold loans to FNMA totaling $140.4 million and $65.7 million during the nine months ended September 30, 2006 and 2005, respectively. The gains recorded on these sales were $1.4 million and $571,000, respectively, during the nine months ended September 30, 2006 and 2005. The majority of the loans sold during both of these periods were designated for sale upon origination.

During the nine months ended September 30, 2006, the Company recorded a pre-tax gain of $1.1 million on the sale of mutual fund investments associated with its Benefit Maintenance Plan. During the nine months ended September 30, 2005, the Company incurred a pre-tax loss of $5.2 million related to the sale of $276 million of investment and mortgage-backed securities under a restructuring of its securities portfolio. During the nine months ended September 30, 2006, the Company sold a parcel of real estate obtained in its acquisition of Financial Bancorp, Inc. in 1999, recognizing a pre-tax gain of $478,000.

Non-Interest Expense. Non-interest expense was $31.6 million during the nine months ended September 30, 2006, an increase of $1.2 million from the nine months ended September 30, 2005.

Salaries and employee benefits increased $408,000 during the comparative period, reflecting normal salary increases as well as the filling of open and new staffing and management positions. Additions to staff occurred primarily in the retail division of the Bank where initiatives included product and sales development for business and professional banking.

Occupancy and equipment expense increased $293,000 during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to both general increases in utility costs and real estate taxes as well as the addition of the Valley Stream branch in March 2006.

Data systems expense increased $387,000 during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, resulting from the expiration of promotional pricing the Company received throughout the first six months of 2005 from its new data systems vendor.

Non-interest expense to average assets was 1.35% during the nine months ended the September 2006, compared to 1.22% for the nine months ended September 30, 2005. Average assets decreased by $192.8 million from September 30, 2005 to September 30, 2006 as a result of the previously discussed declines in investment securities, MBS and other short-term investments from October 2005 through June 2006.

Income Tax Expense. Income tax expense decreased $1.6 million during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, due primarily to a decline of $4.2 million in pre-tax net income during the period.

Other Information

Loan Portfolio Composition

The following table presents a breakdown of the Company's loan portfolio at September 30, 2006 and December 31, 2005 by loan type:

	At September 30, 2006		At December 31, 2005
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
One-to Four family and cooperative apartment	$ 158,861	6.0%	145,755	5.6%
Multifamily residential	1,174,562	44.5	1,229,195	47.1
Commercial real estate	392,705	14.9	358,830	13.8
Mixed use (classified as multifamily residential)	637,399	24.1	648,788	24.9
Mixed use (classified as commercial real estate)	261,101	9.9	213,687	8.2
Construction and land acquisition	15,738	0.6	12,098	0.4
Unearned Discounts and net deferred loan fees	924	-	501	-
Total real estate loans	2,641,290	100.0%	2,608,854	100.0%
Consumer loans	2,234		2,341
Allowance for loan losses	(15,956)		(15,785)
Total loans, net	2,627,568		$ 2,595,410

Investment Portfolio Summary Information

The following table presents summary information related to the Company's consolidated investment securities and MBS portfolios at September 30, 2006 and December 31, 2005:

	At September 30, 2006	At December 31, 2005
	(Dollars in thousands)
Balance at end of period	$ 192,488	$ 238,740
Average interest rate	4.32%	4.03%
Average duration (in years)	2.3	2.4

Outlook for the Remainder of 2006

At present, the overall yield on the Company's interest-earning assets is rising (excluding the effects of prepayment fee income), despite the lagging movement of yields on real estate loans compared to general market rates. The average yield on interest earning assets, excluding the effects of prepayment fee income, rose on a linked quarter basis, from 5.54% to 5.59%.

The cost of deposits rose from 2.80% during the June 30, 2006 quarter to 3.10% during the September 2006 quarter. This trend is likely to continue, whether or not the Bank grows deposits. The rising cost of deposits is due to a combination of repricing lower rate deposits already on the books, plus the cost of attracting new deposits.

At 13.6% annualized during the first nine months of 2006, prepayment and amortization rates were slightly in excess of the range anticipated by management, and are expected to remain in the 10% to 12% range during the final quarter of 2006. At September 30, 2006, the multifamily and mixed use loan commitment pipeline approximated $89.8 million, including $6.5 million of loan commitments intended for sale to FNMA. The average rate on the commitment pipeline was 6.63%.

Operating expenses are expected to be approximately $10.7 million in the fourth quarter of 2006. Share repurchases are expected to be in line with recent practices. The Company is positioned, however, to be opportunistic in the purchase of its own shares should conditions warrant.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2005 in Item 7A of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2006. The following is an update of the discussion provided therein.

General. Virtually all of the Company's market risk continues to reside at the Bank level. The Bank's largest component of market risk remains interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. At September 30, 2006, the Company owned no trading assets, nor did it conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds. There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2005 to September 30, 2006.

Interest Sensitivity Gap. There was no material change in the computed one-year interest sensitivity gap from December 31, 2005 to September 30, 2006.

Interest Rate Risk Exposure (Net Portfolio Value) Compliance. At September 30, 2006, the Bank continued to monitor the impact of interest rate volatility upon net interest income and net portfolio value ("NPV") in the same manner as at December 31, 2005. There were no changes in the Board-approved limits of acceptable variance in the effect of interest rate fluctuations upon net interest income and NPV at September 30, 2006 compared to December 31, 2005.

The analysis that follows presents the estimated NPV resulting from market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under four other interest rate scenarios (each a "Rate Shock Scenario") represented by immediate, permanent, parallel shifts in the term structure of interest rates from the actual term structure observed at September 30, 2006 and December 31, 2005. The analysis additionally presents a measurement of the percentage by which each of the Rate Shock Scenario NPVs change from the Pre-Shock Scenario NPV at September 30, 2006 and December 31, 2005. Interest rate sensitivity is measured by the changes in the various NPV ratios ("NPV Ratios") from the Pre-Shock Scenario to the Rate Shock Scenarios. An increase in the NPV is considered favorable, while a decline is considered unfavorable.

	At September 30, 2006
	Net Portfolio Value			Portfolio Value of Assets		Portfolio Value ofAssets At December 31, 2005
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Sensitivity Change	NPV Ratio	Sensitivity Change
Change in Interest Rate	(Dollars in Thousands)
+ 200 Basis Points	$332,374	$(73,388)	-18.09%	10.94%	(200)	10.69%	(235)
+ 100 Basis Points	373,462	(32,300)	-7.96	12.09	(85)	12.01	(103)
Pre-Shock	405,762	-	-	12.94	-	13.04	-
- 100 Basis Points	418,009	12,247	3.02	13.18	24	13.66	62
- 200 Basis Points	401,514	4,248	-1.05	12.59	(35)	13.25	21

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

The Pre-Shock Scenario NPV declined from $408.9 million at December 31, 2005 to $405.8 million at September 30, 2006. The NPV Ratio at September 30, 2006 was 12.94% in the Pre-Shock Scenario, a decrease from the NPV Ratio of 13.04% in that Scenario at December 31, 2005. The decrease in the Pre-Shock NPV was due primarily to a decline in the Bank's equity resulting from a capital distribution of $35.0 million during the period. In addition, REPOs and FHLBNY advances became more interest rate sensitive, as the restructuring of a portion of their balance during the September 2006 quarter extended their potential duration term and thus led to a decline in the Pre-Shock NPV. The decrease in the Pre-Shock Scenario NPV Ratio reflected the decline in the Pre-Shock Scenario NPV at September 30, 2006 compared to December 31, 2005.

The Bank’s +200 basis point Rate Shock Scenario NPV increased from $323.4 million at December 31, 2005 to $332.4 million at September 30, 2006. This increase resulted primarily from an increase in the value of multifamily loans reflecting lower expected runoff in the portfolio.

The NPV Ratio was 10.94% in the +200 basis point Rate Shock Scenario at September 30, 2006, an increase from the NPV Ratio of 10.69% in the +200 basis point Rate Shock Scenario at December 31, 2005. The increase in the Bank’s +200 basis point Rate Shock Scenario NPV Ratio at September 30, 2006 compared to December 31, 2005 reflected the aforementioned increase in the +200 basis point Rate Shock Scenario NPV during the period.

At September 30, 2006, the sensitivity change in the +200 basis point Rate Shock Scenario was 200 basis points, compared to a sensitivity change of 235 basis points in the +200 basis point Rate Shock Scenario at December 31, 2005. The reduction in sensitivity was primarily due to the aforementioned increase in the value of multifamily loans.

Item 4. Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of September 30, 2006, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each found that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) During the three months ended September 30, 2006, the Holding Company purchased 179,448 shares of its common stock into treasury. These repurchases were made under the Company's Tenth Stock Repurchase Program, which was publicly announced on May 20, 2004.

A summary of the shares repurchased by month is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Programs
July 2006	80,000	$13.73	80,000	1,995,390
August 2006	48,448	14.16	48,448	1,946,942
September 2006	51,000	14.52	51,000	1,895,942

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
Table continued on next page

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

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (7)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (11)
10.22	Waiver executed by Vincent F. Palagiano (12)
10.23	Waiver executed by Michael P. Devine (12)
10.24	Waiver executed by Kenneth J. Mahon (12)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (11)
10.26	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh and Christopher D. Maher
31(i).1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31(i).2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

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

Dime Community Bancshares, Inc.

Dated: November 9, 2006	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: November 9, 2006	By: /s/ KENNETH J. MAHON
Kenneth J. Mahon
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)