Form 10-K
period 2006-12-31
DIME COMMUNITY BANCSHARES INC
filed 2007-03-16
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2006

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
Common Stock, par value $.01 per share
(Title of Class)
Preferred Stock Purchase Rights
(Title of Class)

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act. YES     NO X

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
YES   X    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). LARGE ACCELERATED FILER          ACCELERATED FILER   X    NON-ACCELERATED FILER ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ___ Yes   X   No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $399.9 million based upon the $13.57 closing price on the NASDAQ National Market for a share of the registrant’s common stock on June 30, 2006.

As of March 13, 2007, there were 36,140,920 shares of the registrant’s common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on May 17, 2007 and any adjournment thereof, and are incorporated by reference in Part III.

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

Forward-looking statements are based upon various assumptions and analyses made by the Company (as defined subsequently herein) in light of management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

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

The Bank’s principal business has been, and continues to be, gathering deposits from customers within its market area, and investing them primarily in multifamily residential mortgage loans, commercial real estate loans, one- to four-family residential mortgage loans, construction loans, consumer loans, mortgage-backed securities (“MBS”), obligations of the U.S. Government and Government Sponsored Entities ("GSEs"), and corporate debt and equity securities. The Bank’s revenues are derived principally from interest on its loan and securities portfolios. The Bank’s primary sources of funds are deposits; loan amortization, prepayments and maturities; MBS amortization, prepayments and maturities; investment securities maturities and sales; advances from the Federal Home Loan Bank of New York (“FHLBNY”); securities sold under agreement to repurchase (“REPOS”); and the sale of real estate loans to the secondary market.

The Holding Company is a unitary savings and loan holding company, which, under existing law, is generally not restricted as to the types of business activities in which it may engage, provided that the Bank remains a qualified thrift lender (“QTL”). The Holding Company’s primary business is the operation of its wholly-owned subsidiary, the Bank. Pursuant to regulations of the Office of Thrift Supervision (“OTS”), the Bank is a QTL if its ratio of qualified thrift investments to portfolio assets (“QTL Ratio”) was 65% or more, on a monthly average basis, in nine of the previous twelve months. At December 31, 2006, the Bank’s QTL Ratio was 68.5%, and the Bank maintained more than 65% of its portfolio assets in qualified thrift investments throughout the year ended December 31, 2006.

The Holding Company neither owns nor leases any property but instead uses the premises and equipment of the Bank. The Holding Company does not employ any persons other than certain officers of the Bank, who receive no additional compensation as officers of the Holding Company. The Holding Company utilizes the support staff of the Bank from time to time, as required. Additional employees may be hired as deemed appropriate by Holding Company management.

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

Market Area and Competition

The Bank has historically operated as, and intends to remain, a community-oriented financial institution providing financial services and loans primarily for multifamily housing within its market areas. The Bank maintains its headquarters in the Williamsburg section of the borough of Brooklyn, New York, and operates twenty-one full-service retail banking offices located in the NYC boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York. The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches. The Bank’s primary lending area is the NYC metropolitan area, although its overall lending area is much larger, extending approximately 150 miles in each direction from its corporate headquarters in Brooklyn. The majority of the Bank’s mortgage loans are secured by properties located in its primary lending area, and approximately 81% of these loans were secured by real estate located in the NYC boroughs of Brooklyn, Queens and Manhattan on December 31, 2006.

The NYC banking environment is extremely competitive. The Bank’s competition for loans exists principally from other savings banks, commercial banks, mortgage banks and insurance companies. The Bank has faced sustained competition for the origination of multifamily residential and commercial real estate loans, which together comprised 93% of the Bank’s loan portfolio at December 31, 2006. Management anticipates that the current level of competition for multifamily residential and commercial real estate loans will continue for the foreseeable future, which may inhibit the Bank’s ability to maintain its current level of such loans.

The Bank gathers deposits in direct competition with other savings banks, commercial banks and brokerage firms, many among the largest in the nation. It must additionally compete for deposit monies with the stock market and mutual funds, especially during periods of strong performance in the equity markets. Over the previous decade, consolidation in the financial services industry, coupled with the emergence of Internet banking, has dramatically altered the deposit gathering landscape. Facing increasingly larger and more efficient competitors, the Bank’s strategy to attract depositors has increasingly utilized targeted marketing and delivery of technology-enhanced, customer-friendly banking services while controlling operating expenses.

This competition occurs within an economic and financial marketplace that is largely beyond the control of any individual financial institution. The interest rates paid to depositors and charged to borrowers, while affected by marketplace competition, are generally a function of broader-based macroeconomic and financial factors, including the level of U.S. Gross Domestic Product, the supply of, and demand for, loanable funds, and the impact of global trade and international financial markets. Within this environment, the Federal Open Market

Committee ("FOMC") monetary policy and governance of short-term rates also significantly influence the interest rates paid and charged by financial institutions.

The Bank’s success is additionally impacted by the overall condition of the economy, particularly in the NYC metropolitan area. As home to several national companies in the financial and business services industries, and as a popular destination for domestic travelers, the New York City economy is particularly sensitive to the health of the national economy. Success in banking is more easily achieved when local income levels increase due to economic strength. The Bank has demonstrated that even in periods of intense competition, such as those that existed during 2003 through 2006, it can succeed by effectively implementing its business strategies. However, if the local market for multifamily residential and commercial real estate declines, thereby potentially increasing competitive pressures, the Bank may be unable to originate the volume of loans that it otherwise anticipates.

Lending Activities

Loan Portfolio Composition. At December 31, 2006, the Bank’s loan portfolio totaled $2.70 billion, consisting primarily of mortgage loans secured by multifamily residential apartment buildings, including buildings organized under a cooperative form of ownership (“Underlying Cooperatives”); commercial properties; real estate construction; and one- to four-family residences, including condominiums and cooperative apartments. Within the loan portfolio, $1.86 billion, or 68.6%, were classified as multifamily residential loans; $666.9 million, or 24.7%, were classified as commercial real estate loans; $146.6 million, or 5.4%, were classified as one- to four-family residential, including condominium or cooperative apartments; $1.2 million, or 0.1%, were loans to finance multifamily residential and one- to four-family residential properties with full or partial credit guarantees provided by either the Federal Housing Administration (‘’FHA’’) or the Veterans Administration (‘’VA’’); and $23.3 million, or 0.9%, were loans to finance real estate construction within the NYC boroughs of Brooklyn or Queens. Of the total mortgage loan portfolio outstanding at that date, $2.26 billion, or 83.5%, were adjustable-rate loans (‘’ARMs’’) and $446.0 million, or 16.5%, were fixed-rate loans. Of the Bank’s multifamily residential and commercial real estate loans, over 80% were ARMs at December 31, 2006, the majority of which were contracted to reprice no later than 7 years from their origination date and carried a total amortization period of no longer than 30 years. At December 31, 2006, the Bank’s loan portfolio additionally included $2.2 million in consumer loans, composed of passbook loans, consumer installment loans, overdraft loans and mortgagor advances.  As of December 31, 2006, $2.02 billion, or 75% of the loan portfolio, was scheduled to mature or reprice within five years.

The types of loans the Bank may originate are subject to federal laws and regulations (See "Item 1. Business - Regulation - Regulation of Federal Savings Associations").

At December 31, 2006, the Bank had $53.8 million of loan commitments that were accepted by the borrower. All of these commitments are expected to close during the year ending December 31, 2007. At December 31, 2005, the bank had $55.4 million of loan commitments that were accepted by the borrower. All of these commitments closed during 2006.

The following table sets forth the composition of the Bank’s real estate and other loan portfolios (including loans held for sale) in dollar amounts and percentages at the dates indicated:

	At December 31,
	2006	Percent of Total	2005	Percent of Total	2004	Percent of Total	2003	Percent of Total	2002	Percent of Total
	Dollars in Thousands
Real Estate loans:
Multifamily residential	$1,855,080	68.64%	$1,872,163	71.69%	$1,917,447	76.63%	$1,734,904	79.07%	$1,730,102	79.74%
Commercial real estate	666,927	24.68	576,561	22.08	424,060	16.95	309,810	14.12	265,485	12.23
One- to four-family	146,613	5.42	135,622	5.19	126,225	5.04	124,047	5.65	145,808	6.72
Cooperative apartment units	7,224	0.27	10,115	0.39	11,853	0.47	13,798	0.63	16,451	0.76
FHA/VA insured	1,236	0.05	2,694	0.10	4,209	0.17	4,646	0.21	5,215	0.24
Construction	23,340	0.85	12,098	0.46	15,558	0.62	2,880	0.13	1,931	0.09
Total mortgage loans	2,700,420	99.92	2,609,253	99.91	2,499,352	99.88	2,190,085	99.81	2,164,992	99.78
Other loans:
Student loans	-	0.00	-	0.00	61	0.00	295	0.01	420	0.02
Depositor loans	1,172	0.04	1,160	0.04	1,318	0.06	2,371	0.11	1,552	0.07
Consumer installment and other	1,033	0.04	1,181	0.05	1,537	0.06	1,406	0.07	2,781	0.13
Total other loans	2,205	0.08	2,341	0.09	2,916	0.12	4,072	0.19	4,753	0.22
Gross loans	2,702,625	100.00%	2,611,594	100.00%	2,502,268	100.00%	2,194,157	100.00%	2,169,745	100.00%
Net unearned costs (fees)	1,048		501		(463)		(1,517)		332
Allowance for loan losses	(15,514)		(15,785)		(15,543)		(15,018)		(15,458)
Loans, net	$2,688,159		$2,596,310		$2,486,262		$2,177,622		$2,154,619
Loans serviced for others:
One- to four-family and cooperative apartment	$24,395		$26,881		$29,524		$33,671		$34,683
Multifamily residential	494,770		386,781		295,800		157,774		73,384
Total loans serviced for others	$519,165		$413,662		$325,324		$191,445		$108,067

Loan Originations, Purchases, Sales and Servicing. For the year ended December 31, 2006, total loan originations were $564.9 million. The Bank originates both ARMs and fixed-rate loans, depending upon customer demand and market rates of interest. ARM originations were approximately 80% of total loan originations during the period. The majority of both ARM and fixed-rate originations were multifamily residential and commercial real estate loans. Multifamily residential real estate loans are either retained in the Bank's portfolio or sold in the secondary market to the Federal National Mortgage Association ("FNMA"). One- to four-family adjustable rate and fixed-rate mortgage loans with maturities up to 15 years are retained for the Bank’s portfolio. Generally, the Bank sells its newly originated one- to four-family fixed-rate mortgage loans with maturities greater than fifteen years in the secondary market to FNMA or the State of New York Mortgage Agency ("SONYMA").

The Bank sells multifamily residential loans to FNMA pursuant to a multifamily seller/servicing agreement entered into in December 2002. The majority of the loans sold under the agreement since its inception possessed a minimum term to maturity or repricing of seven years. During the years ended December 31, 2006, 2005 and 2004, the Bank sold $144.7 million, $106.6 million and $148.2 million, respectively, of such loans to FNMA.

The Bank currently has no arrangement in which it sells commercial real estate loans to the secondary market. During the year ended December 31, 2006, sales of fixed-rate one- to four-family mortgage loans totaled $720,000.

The Bank generally retains the servicing rights in connection with loans it sells in the secondary market. As of December 31, 2006, the Bank was servicing $519.2 million of loans for non-related institutions. The Bank generally receives a loan servicing fee equal to 0.25% of the outstanding principal balance on all loans other than multifamily residential loans sold to FNMA. The loan servicing fees on multifamily residential loans sold to FNMA vary as they are derived based upon the difference between the actual origination rate and contractual pass-through rate of the loans sold at the time of sale. At December 31, 2006, the Bank had recorded mortgage servicing rights ("MSR") of $2.6 million associated with the sale of one- to four-family and multifamily residential loans to FNMA.

The following table sets forth the Bank's loan originations (including loans held for sale), sales, purchases and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	Dollars in Thousands
Gross loans:
At beginning of period	$2,611,594	$2,502,268	$2,194,157	$2,169,745	$2,055,825
Real estate loans originated:
Multifamily residential	388,102	312,026	774,832	917,904	616,276
Commercial real estate	133,099	203,841	187,655	126,185	56,063
One- to four-family (1)	19,070	41,143	36,363	28,259	18,846
Cooperative apartment units	210	465	1,048	1,839	1,469
Equity lines of credit	7,977	6,405	6,488	21,469	19,535
Construction	14,768	10,331	6,844	4,549	805
Total mortgage loans originated	563,226	574,211	1,013,230	1,100,205	712,994
Loans purchased	-	-	-	-	-
Other loans originated	1,688	1,859	3,166	3,866	3,997
Total loans originated	564,914	576,070	1,016,396	1,104,071	716,991
Less:
Principal repayments	328,453	358,255	557,134	976,779	521,880
Loans sold (2)	145,430	108,489	151,151	102,880	81,191
Gross loans at end of period	$2,702,625	$2,611,594	$2,502,268	$2,194,157	$2,169,745

(1) Includes Home Equity and Home Improvement Loans.
(2) Includes multifamily residential loans sold to FNMA, fixed-rate one- to four-family mortgage loans and student loans.

Loan Maturity and Repricing. The following table shows the earlier of the maturity or repricing period of the Bank's loan portfolio (including loans held for sale) at December 31, 2006. ARMs are shown as being due in the period during which the interest rates are next scheduled to adjust. The table does not include prepayments or scheduled principal amortization. Scheduled loan repricing and estimated prepayment and amortization information is presented on an aggregate basis in "Item 7A. Quantitative and Qualitative Disclosure About Market Risk - Interest Sensitivity Gap."

	At December 31, 2006
	Real Estate Loans
	Multifamily Residential	Commercial Real Estate	One- to Four- Family	Cooperative Apartment	FHA/VA Insured	Construction	Other Loans	Total Loans
	(Dollars In Thousands)
Amount due to Mature or Reprice During the Year Ending:
December 31, 2007	$64,099	$20,259	$26,838	$3,936	$10	$23,340	$2,205	$140,597
December 31, 2008	336,627	64,126	10,612	723	-	-	-	412,088
December 31, 2009	304,327	63,179	20,905	459	-	-	-	388,870
December 31, 2010	322,407	108,706	17,485	-	-	-	-	448,598
December 31, 2011	421,729	192,900	12,491	124	-	-	-	627,244
Sub-total	1,449,099	449,170	88,331	5,242	10	23,340	2,205	2,017,397
December 31, 2012 through December 31, 2016	331,649	167,604	27,993	903	1,226	-	-	529,375
December 31, 2017 and beyond	74,332	50,153	30,289	1,079	-	-	-	155,853
Total	$1,855,080	$666,927	$146,613	$7,224	$ 1,236	$23,340	$ 2,205	$2,702,625

The following table sets forth the outstanding principal balance in each loan category (including loans held for sale) at December 31, 2006 that is due to mature or reprice after December 31, 2007, and whether such loans have fixed or adjustable interest rates:

	Due after December 31, 2007
	Fixed	Adjustable	Total
	(Dollars in Thousands)
Mortgage loans:
Multifamily residential	$259,640	$1,531,431	$1,791,071
Commercial real estate	95,486	551,182	646,668
One- to four-family	51,868	67,906	119,774
Cooperative apartment	2,106	1,182	3,288
FHA/VA insured	1,226	-	1,226
Construction	5,064	-	5,064
Other loans	-	-	-
Total loans	$410,326	$2,151,701	$2,562,027

Multifamily Residential Lending and Commercial Real Estate Lending. The majority of the Bank's lending activities consist of originating adjustable-rate and fixed-rate multifamily residential (i.e., buildings possessing a minimum of five residential units), Underlying Cooperative and commercial real estate loans. The properties securing these loans are generally located in the Bank's primary lending area. At December 31, 2006, the Bank had multifamily residential loans totaling $1.86 billion in its portfolio, comprising 68.6% of the gross loan portfolio. Of the multifamily residential loans, $1.67 billion, or 89.5%, were secured by apartment buildings and $194.2 million, or 10.5%, were secured by Underlying Cooperatives. The Bank also had $666.9 million of commercial real estate loans in its portfolio at December 31, 2006, representing 24.7% of its total loan portfolio.

The Bank originated multifamily residential, Underlying Cooperative, and commercial real estate loans totaling $521.2 million during the year ended December 31, 2006 and $515.9 million during the year ended December 31, 2005. At December 31, 2006, the Bank had commitments accepted by borrowers to originate $53.8 million of multifamily residential and commercial real estate loans, compared to $51.0 million outstanding at December 31, 2005.

At December 31, 2006, multifamily residential, Underlying Cooperative and commercial real estate loans originated by the Bank were secured by three distinct property types: (1) fully residential apartment buildings; (2) "mixed-use" properties featuring a combination of residential and commercial units within the same building; and (3) fully commercial buildings. The underwriting procedures for each of these property types were substantially similar. Loans secured by fully residential apartment buildings were classified by the Bank as multifamily residential loans in all instances. Loans secured by fully commercial real estate were classified as commercial real estate loans in all instances. Loans secured by mixed-use properties were classified as either multifamily residential or commercial real estate loans based upon the percentage of the property's rental income received from its residential tenants compared to its commercial tenants. If 50% or more of the rental income is received from residential tenants, the full balance of the loan is classified as multifamily residential. If less than 50% of the rental income is received from residential tenants, the full balance of the loan is classified as commercial real estate. At December 31, 2006, mixed use properties classified as multifamily residential or commercial real estate loans totaled $920.2 million.

Multifamily residential and commercial real estate loans in the Bank's portfolio generally range in amount from $250,000 to $4.0 million, and, at December 31, 2006, had an average loan size of approximately $1.2 million. Multifamily residential loans in this range are generally secured by buildings that possess between 5 and 100 apartments. As of December 31,

2006, the Bank had a total of $1.78 billion of multifamily residential loans in its portfolio secured by buildings with under 100 units, representing approximately 65% of its real estate loan portfolio. Principally as a result of NYC rent control and rent stabilization laws, which limit the amount of rent that may be charged to tenants, the associated rent rolls for buildings of this type indicate a rent range that would be considered affordable for low- to moderate-income households, regardless of the household income profiles of the associated census tracks.

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

The underwriting standards for new multifamily and commercial residential loans generally require (1) a maximum loan-to-value ratio of 80% based upon an appraisal performed by an independent, state licensed appraiser, and (2) sufficient cash flow from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 115%. The average loan-to-value and debt service ratios were 65% and 155%, respectively, on all multifamily and commercial real estate loans that were originated during the year ended December 31, 2006. The Bank additionally requires all multifamily and commercial borrowers to represent that they are unaware of any environmental concerns related to the collateral. The Bank further considers the borrower's experience in owning or managing similar properties, the value of the collateral based upon the income approach, and the Bank's lending experience with the borrower. Where appropriate, the Bank utilizes rent or lease income and the borrower's credit history and business experience when underwriting multifamily real estate applications.  When originating commercial real estate loans, the Bank utilizes, where appropriate, rent or lease income, the borrower's credit history and business experience, and valuation determined under the income approach, and additionally requires a security interest in the personal property associated with the collateral, and standby assignments of rents and leases in addition to the security interest in the underlying property.  (See "Item 1. Business - Lending Activities - Loan Approval Authority and Underwriting" for a discussion of the Bank's underwriting procedures utilized in originating multifamily residential and commercial real estate loans).

It is the Bank's policy to require appropriate insurance protection, including title and hazard insurance, on all real estate mortgage loans at closing. Borrowers generally are required to advance funds for certain expenses such as real estate taxes, hazard insurance and flood insurance.

At December 31, 2006, the Bank had 342 multifamily residential and commercial real estate loans in portfolio with principal balances greater than $2.0 million, totaling $1.26 billion. These loans, while underwritten to the same standards as all other multifamily residential and commercial real estate loans, tend to expose the Bank to a higher degree of risk due to the potential impact of losses from any one loan relative to the size of the Bank's capital position.

The typical multifamily residential and commercial real estate ARM carries a final maturity of 10 or 12 years, and an amortization period not exceeding 30 years. These loans generally have an interest rate that adjusts once after the fifth or seventh year, indexed to the 5-year FHLBNY advance rate plus a spread typically approximating 225 basis points, but may not adjust below the initial interest rate of the loan. Prepayment fees are assessed throughout the majority of the life of the loans. The Bank also offers fixed-rate, self-amortizing, multifamily residential and commercial real estate loans with maturities of up to fifteen years.

Commercial real estate loans are generally viewed as exposing the Bank to a greater risk of loss than both one- to four-family and multifamily residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent upon successful operation or management of the collateral properties, repayment of such loans are generally subject to a greater extent to prevailing conditions in the real estate market or the economy. Further, the collateral securing such loans may depreciate over time, may be difficult to appraise, or may fluctuate in value based upon the success of the business.

The Bank's three largest multifamily residential loans at December 31, 2006 were a $24.2 million loan originated in March 2004 secured by an eight-story, mixed-use building located in Flushing, New York, containing 137 residential apartments and 4 commercial units; a $15.0 million loan originated in December 2003 secured by a nine story building in Manhattan, New York containing 159 loft cooperative apartments; and a $13.0 million loan originated in December 2004 secured by ten adjacent, mixed-use buildings ranging between one and five stories located in Manhattan, New York.

The Bank's three largest commercial real estate loans at December 31, 2006 were a $15.7 million loan originated in May 2005 secured by a three-story building located in Manhattan, New York containing 10 retail stores; a $11.9 million loan originated in July 2004 secured by a five-story mixed-use building located in Manhattan, New York containing 30 residential apartments and 10 commercial units; and a $9.3 million loan originated in March 2005 secured by an office building containing 63 offices and 2 retail stores located in Manhattan, New York.

Small Mixed-Use Lending. Over the past few years the Bank has increased its origination of loans secured by buildings containing between two and five units, of which at least one unit is residential and one unit is commercial, and for which the collateral generally serves as the borrower's primary residence or business. These loans are referred to as "small mixed-use" loans. These loans are classified as either one- to four-family residential, multifamily residential or commercial real estate utilizing the same general criteria as the "mixed use" loans discussed previously. Depending upon both the attributes of the underlying collateral building and/or the availability of comparable sales data, small mixed-use loans may be underwritten utilizing either an income capitalization method (similar to multifamily residential, commercial real estate and mixed use loans) or based upon comparable sales information (similar to one-to four-family and cooperative unit loans). In all instances, the Bank also relies heavily upon both the financial and credit information of the borrower when underwriting these loans. Small mixed-use loans may be underwritten to a maximum loan-to-value ratio of 80% and, in the event the income method is utilized, a minimum debt service ratio of 110%. During the year ended December 31, 2006, the Bank originated $30.5 million of small mixed-use loans, of which $8.5 million were classified as one- to four-family residential and $22.0 million were classified as either multifamily residential or commercial real estate loans.

One- to Four-Family Residential and Cooperative Apartment Lending. The Bank offers residential first and second mortgage loans secured primarily by owner-occupied, one- to four-family residences, including condominium and cooperative apartments. The majority of one- to four-family loans in the Bank's loan portfolio were obtained through the Bank's acquisitions of Financial Federal Savings Bank in 1999 and Pioneer Savings Bank, F.S.B. in 1996. The Bank originated $10.6 million of one- to four-family mortgages during the year ended December 31, 2006, including home equity and home improvement loans. At December 31, 2006, $153.8 million, or 5.7%, of the Bank's loans consisted of one- to four-family residential and cooperative apartment loans. The Bank is a participating seller/servicer with two government-sponsored mortgage agencies: FNMA and SONYMA, and generally underwrites its one- to four-family residential mortgage loans to conform with standards required by those agencies.

Although the collateral for cooperative apartment loans is composed of shares in a cooperative corporation (i.e., a corporation whose primary asset is the underlying building) and a proprietary lease in the borrower's apartment, cooperative apartment loans are treated as one- to four-family loans. The Bank's portfolio of cooperative apartment loans was $7.2 million, or 0.3% of total loans, as of December 31, 2006. Adjustable-rate cooperative apartment loans continue to be originated for portfolio.

For all one- to four-family loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower: (1) a credit report is reviewed; (2) income, assets, indebtedness and certain other information are verified by an independent credit agency; (3) if necessary, additional financial information is required of the borrower; and (4) an appraisal of the real estate intended to secure the proposed loan is obtained from an independent appraiser approved by the Board of Directors.

The Bank generally sells its newly originated conforming fixed-rate one- to four-family mortgage loans with maturities in excess of 15 years in the secondary market to FNMA and SONYMA, and its non-conforming fixed-rate one- to four-family mortgage loans with maturities in excess of 15 years to various private sector secondary market purchasers. With few exceptions, such as SONYMA, the Bank retains the servicing rights on all such loans sold. During the year ended December 31, 2006, the Bank sold one- to four-family mortgage loans totaling $720,000 to non-affiliates. As of December 31, 2006, the Bank's portfolio of one- to four-family fixed-rate mortgage loans serviced for others totaled $24.4 million.

Home Equity and Home Improvement Loans. Home equity loans and home improvement loans, the majority of which are included in one- to four-family loans, are originated to a maximum of $250,000. At the time of origination, the combined balance of the first mortgage and home equity or home improvement loan may not exceed the following limitations: (1) 89% of the appraised value of the collateral property at origination of the home equity or home improvement loan in the event that the Bank holds the first mortgage on the collateral property; or (2) 85% of the appraised value of the collateral property at origination of the home equity or home improvement loan in the event that the Bank does not hold the first mortgage on the collateral property. On home equity and home improvement loans, the borrower pays an initial interest rate that may be as low as 200 basis points below the prime rate of interest in effect at origination. After six months, the interest rate adjusts and ranges from the prime interest rate in effect at the time to 100 basis points above the prime interest rate in effect at the time. The combined outstanding balance of the Bank's home equity and home improvement loans was $20.9 million at December 31, 2006.

Equity credit is also available on multifamily residential and commercial real estate loans. These loans are underwritten in the same manner as first mortgage loans on these properties, except that the combined loan-to-value ratio of the first mortgage and the equity line may not exceed 80%. On equity loans, the borrower pays an interest rate generally ranging from 100 to 200 basis points above the prime rate, based upon the loan-to-value ratio of the combined first mortgage and equity credit at the time of origination of the equity line of credit. The outstanding balance of equity loans was $12.0 million at December 31, 2006, on outstanding total lines of $37.6 million.

Construction Lending. The Bank has accepted participation in various real estate construction loans underwritten by either qualified local financial institutions or a prominant national construction lender. All of these construction projects are located in Brooklyn or Queens, New York, and in most instances, involve the conversion of desirable real estate from commercial to residential use. Although it has assumed up to 90% participation on some construction loan commitments, the Bank does not act as primary underwriting agent for any of these loans. The Bank does, however, carefully review the underwriting of these construction loans, and regularly inspects the construction progress and engineering reports prior to advancing funds. During the year ended December 31, 2006, the Bank funded $14.8 million of new construction loans. At December 31, 2006, the Bank had $33.4 million in unfunded construction loan commitments.

Loan Approval Authority and Underwriting. The Board of Directors of the Bank establishes lending authorities for individual officers as to the various types of loan products. In addition, the Bank maintains a Loan Operating Committee entrusted with loan approval authority. The Loan Operating Committee is comprised of the Chief Executive Officer, President, Chief Financial Officer, Chief Investment Officer and a credit officer overseeing the underwriting function for the type of loan under consideration. The Loan Operating Committee has authority to approve loan originations in amounts up to $3.0 million. Both the Loan Operating Committee and the Bank's Board of Directors must approve all loan originations exceeding $3.0 million. All loans approved by the Loan Operating Committee are presented to the Bank's Board of Directors for its review.

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

Asset Quality

Non-performing loans (i.e., delinquent loans for which interest accruals have ceased in accordance with the Bank's policy discussed below - typically loans 90 days or more past due) totaled $3.6 million and $958,000 at December 31, 2006 and 2005, respectively. The increase in non-performing loans during the year resulted primarily from the addition of seven loans totaling $3.6 million that was partially offset by the removal of four loans totaling $898,000 from non-performing status during the period.

Accrual of interest is discontinued on loans identified as impaired (as defined below) and past due ninety days. Any interest accrued to income in the year that interest accruals are discontinued is reversed. Payments on nonaccrual loans are generally applied to principal. Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least twelve months.

The Bank had a total of 16 real estate and consumer loans, totaling $258,000, delinquent 60-89 days at December 31, 2006, compared to a total of 19 such delinquent loans, totaling $1.4 million, at December 31, 2005. The majority of the dollar amount of both non-performing loans and loans delinquent 60-89 days was composed of real estate loans. The majority of the count of both non-performing loans and loans delinquent 60-89 days was composed of consumer loans (primarily depositor loans). The decline in the dollar amount delinquent 60-89 days from December 31, 2005 to December 31, 2006 resulted primarily from a net decrease of $929,000 of 60 to 89 day delinquent real estate loans during the period. The 60-89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of credit quality trends than non-performing loans.

Under accounting principles generally accepted in the United States of America ("GAAP"), the Bank is required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a loan constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. Current OTS regulations require that troubled-debt restructurings remain classified as such until either the loan is repaid or returns to its original terms. The Bank had no loans classified as troubled-debt restructurings at December 31, 2006 or 2005.

Statement of Financial Accounting Standards ("SFAS") 114, "Accounting By Creditors for Impairment of a Loan," as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures an amendment of FASB Statement No. 114" ("Amended SFAS 114"), provides guidelines for determining and measuring impairment in loans. For each loan that the Bank determines to be impaired, impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimate of the fair value of the collateral. A specific reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses. A loan is considered impaired when it is probable that all contractual amounts due will not be collected in accordance with the terms of the loan. A loan is not deemed to be impaired, even during a period of delayed payment by the borrower, if the Bank ultimately expects to collect all amounts due, including interest accrued at the contractual rate. Generally, the Bank considers non-performing and troubled-debt restructured multifamily residential and commercial real estate loans, along with non-performing one- to four-family loans exceeding $417,000, to be impaired. Non-performing one-to four-family loans of $417,000 or less, as well as all consumer loans, are considered homogeneous loan pools and are not required to be evaluated individually for impairment. The recorded investment in loans deemed impaired was approximately $3.5 million, consisting of six loans, at December 31, 2006, compared to $384,000, consisting of one loan, at December 31, 2005. The average total balance of impaired loans was approximately $1.9 million during the year ended December 31, 2006, $2.3 million during the year ended December 31, 2005, and $608,000 during the year ended December 31, 2004. During the year ended December 31, 2006, six impaired loans totaling $3.5 million were added to impaired status, however, since they were added throughout the year, their impact upon the average balance of impaired loans was significantly lower than the change in the aggregate balance of impaired loans from December 31, 2005 to December 31, 2006. Similarly, during the year ended December 31, 2005, the majority of impaired loans entered impaired status early in the year but were repaid prior to December 31st. As a result, although there was an increase in the balance of impaired loans from December 31, 2005 to December 31, 2006, and a decline in the balance of impaired loans from December 31, 2004 to December 31, 2005, the average balance of impaired loans was higher during the year ended December 31, 2005 compared to both years ended December 31, 2006 and 2004. At December 31, 2006 and 2005, reserves totaling $351,000 and $38,000, respectively, were allocated within the allowance for loan losses for impaired loans. At December 31, 2006, non-performing loans exceeded impaired loans by $92,000, due to $92,000 of one- to four-family and consumer loans, which, while on non-performing status, were not deemed impaired since they had individual outstanding balances less than $417,000.

Other Real Estate Owned (“OREO”). Property acquired by the Bank as a result of a foreclosure on a mortgage loan or deed in lieu of foreclosure is classified as OREO and recorded at the lower of the recorded investment in the related loan or the fair value of the property on the date of acquisition, with any resulting write down charged to the allowance for loan losses and any disposition expenses charged to the valuation allowance for possible losses on OREO. The Bank obtains a current appraisal on OREO property as soon as practicable after it takes possession and will generally reassess the value of OREO at least annually thereafter. There were no OREO properties as of December 31, 2006, 2005 and 2004.

The following table sets forth information regarding non-performing loans, OREO, and troubled-debt restructurings at the dates indicated:

	At December 31,
	2006	2005	2004	2003	2002
Non-performing loans	(Dollars in Thousands)
One- to four-family	$60	$317	$475	$346	$1,232
Multifamily residential	1,655	384	830	-	690
Commercial real estate	1,859
Cooperative apartment	26	229	-	-	70
Other	6	28	154	179	124
Total non-performing loans	3,606	958	1,459	525	2,116
OREO	-	-	-	-	134
Total non-performing assets	3,606	958	1,459	525	2,250
Troubled-debt restructurings	-	-	-	-	-
Total non-performing assets and troubled-debt restructurings	$3,606	$958	$1,459	$525	$2,250

Impaired loans	$3,514	$384	$830	$-	$690

Ratios:
Total non-performing loans to total loans	0.13%	0.04%	0.06%	0.02%	0.10%
Total non-performing loans and troubled-debt restructurings to total loans	0.13	0.04	0.06	0.02	0.10
Total non-performing assets to total assets	0.11	0.03	0.04	0.02	0.08
Total non-performing assets and troubled-debt restructurings to total assets	0.11	0.03	0.04	0.02	0.08

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

Classified Assets. OTS regulations and Bank policy require that loans and other assets possessing certain characteristics be classified as ''Substandard,'' ''Doubtful'' or ''Loss'' assets. An asset is considered ''Substandard'' if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. ''Substandard'' assets have a well-defined weakness or weaknesses and are characterized by the distinct possibility that the Bank will sustain ''some loss'' if deficiencies are not corrected. Assets classified as ''Doubtful'' have all of the weaknesses inherent in those classified ''Substandard'' with the added characteristic that the weaknesses present make ''collection or liquidation in full,'' on the basis of current existing facts, conditions, and values, ''highly questionable and improbable.'' Assets classified as ''Loss'' are those considered ''uncollectible'' and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but possess potential weaknesses that deserve management's attention, are designated ''Special Mention.''

The Bank's Loan Loss Reserve Committee, subject to approval of the Bank's Board of Directors, establishes policies relating to the internal classification of loans. The Bank believes that its classification policies are consistent with regulatory policies. All non-performing loans, troubled-debt restructurings and OREO are considered to be classified assets. In addition, the Bank maintains a "watch list," comprised of loans that, while performing, are characterized by weaknesses requiring special attention from management and are considered to be potential problem loans. This list includes loans that have either been classified as substandard or special mention in previous years but have remained current for at least 12 months or loans that have experienced irregular payment histories.

The Loan Loss Reserve Committee reviews all loans in the Bank's portfolio quarterly, with particular emphasis on problem loans, in order to determine whether any loans require reclassification in accordance with applicable regulatory guidelines. The Loan Loss Reserve Committee reports its recommendations to the Bank's Board of Directors on a quarterly basis.

The year ended December 31, 2006 saw the continuation of a strong real estate market throughout the NYC metropolitan area. As a result, the Bank's classified assets continued at historically low levels.  The watch list contained 5 loans totaling $773,000 at December 31, 2006, compared to 15 loans totaling $2.8 million at December 31, 2005. The decline resulted from the removal of eleven loans totaling $2.0 million from the watch list as these loans were either satisfied or remained current for a period of at least twelve months as of December 31, 2006. At both December 31, 2006 and 2005, the Bank had no assets classified as either Doubtful or Loss. At December 31, 2006, the Bank had 47 loans totaling $783,000 designated Special Mention, compared to 58 loans totaling $2.8 million at December 31, 2005, reflecting the decline in watch list loans during the year ended December 31, 2006. At December 31, 2006, the Bank had $3.7 million of assets classified as Substandard, compared to $807,000 at December 31, 2005 reflecting the increase in non-performing loans during the year ended December 31, 2006.

The following table sets forth the Bank's aggregate carrying value of the assets classified as either Substandard or Special Mention at December 31, 2006:

	Special Mention		Substandard
	Number	Amount	Number	Amount
	(Dollars in Thousands)
Mortgage Loans:
Multifamily residential	1	$653	2	$1,020
One- to four-family	-	-	2	72
Cooperative apartment	3	110	1	38
Commercial real estate	-	-	4	2,589
Total Mortgage Loans	4	763	9	3,719
Other loans	43	20	4	5
OREO	-	-	-	-
Total	47	$783	13	$3,724

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

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Total loans outstanding at end of period (1)	$2,703,673	$2,612,095	$2,501,805	$2,192,640	$2,170,077
Average total loans outstanding (1)	$2,662,497	$2,598,204	$2,397,187	$2,206,003	$2,128,297
Allowance for loan losses:
Balance at beginning of period	$15,785	$15,543	$15,018	$15,458	$15,492
Provision for loan losses	240	340	280	288	240
Charge-offs
Multifamily residential	-	-	-	-	(42)
Commercial real estate	-	-	-	-	-
One- to four-family	(2)	-	(3)	(2)	(169)
FHA/VA insured	-	-	-	-	-
Cooperative apartment	-	-	-	(1)	-
Other	(48)	(76)	(155)	(60)	(79)
Total charge-offs	(50)	(76)	(158)	(63)	(290)
Recoveries	23	31	25	34	16
Reserve for loan commitments transferred (to) from other liabilities	(484)	(53)	378	(699)	-
Balance at end of period	$15,514	$15,785	$15,543	$15,018	$15,458
Allowance for loan losses to total loans at end of period	0.57%	0.60%	0.62%	0.68%	0.71%
Allowance for loan losses to total non-performing loans at end of period	430.23	1,647.70	1,065.32	2,860.57	730.53
Allowance for loan losses to total non-performing loans and troubled-debt restructurings at end of period	430.23	1,647.70	1,065.32	2,860.57	730.53
Ratio of net charge-offs to average loans outstanding during the period	-	-	-	-	-

(1)	Total loans represent gross loans, net of deferred loan fees and discounts.

Based upon its evaluation of the loan portfolio, management believes that the Bank maintained its allowance for loan losses at a level appropriate to absorb losses inherent within the Bank's loan portfolio as of the balance sheet dates. The allowance for loan losses was $15.5 million at December 31, 2006 compared to $15.8 million at December 31, 2005. During the year ended December 31, 2006, the Bank recorded a provision of $240,000 to the allowance for loan losses to provide for growth in its loan portfolio balances. In addition during the year ended December 31, 2006, the Bank re-designated $484,000 of its allowance for loan losses into other liabilities related to reserves on loan origination commitments. The Bank also recorded net charge-offs of $27,000 during the year ended December 31, 2006, all of which related to consumer loans.

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

The following table sets forth the Bank's allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated:

	At December 31,
	2006		2005		2004		2003		2002
	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)
	(Dollars in Thousands)
Impaired loans	$351	0.13%	$38	0.01%	$83	0.04%	$-	-	$-	0.03%
Multifamily residential	8,948	68.62	10,137	71.75	11,753	76.72	11,391	79.24%	11,831	79.90
Commercial real estate	5,208	24.61	4,759	22.10	3,161	16.98	2,742	14.15	2,416	12.26
One-to four- family	496	5.43	496	5.20	436	5.05	686	5.67	1,051	6.74
Cooperative apartment	45	0.27	59	0.39	65	0.47	124	0.63	151	0.76
Construction	392	0.86	196	0.46	-	0.62	-	0.13	-	0.09
Other	74	0.08	100	0.09	45	0.12	75	0.18	9	0.22
Total	$15,514	100.00%	$15,785	100.00%	$15,543	100.00%	$15,018	100.00%	$15,458	100.00%

(1)	Total loans represent gross loans less FHA and VA guaranteed loans.

Investment Activities

Investment Strategies of the Holding Company. At December 31, 2006, the Holding Company's principal asset was its $327.0 million investment in the Bank's common stock. Other Holding Company investments are intended primarily to provide future liquidity which may be utilized for general business activities. These may include, but are not limited to: (1) purchases of the Holding Company's common stock into treasury; (2) repayment of principal and interest on the Holding Company's $25.0 million subordinated note obligation and $72.2 million trust preferred securities borrowing; (3) subject to applicable dividend restriction limitations, the payment of dividends on the Holding Company's common stock; and/or (4) investments in the equity securities of other financial institutions and other investments not permitted to the Bank. The Holding Company's investment policy calls for investments in relatively short-term, liquid securities similar to those permitted by the securities investment policy of the Bank. The Holding Company cannot assure that it will engage in any of these activities in the future.

Investment Policy of the Bank. The investment policy of the Bank, which is adopted by its Board of Directors, is designed to help achieve the Bank's overall asset/liability management objectives and to comply with applicable OTS regulations. Generally, when selecting new investments for the Bank's portfolio, the policy calls for management to emphasize principal preservation, liquidity, diversification, short maturities and/or repricing terms, and a favorable return on investment. The policy permits investments in various types of liquid assets, including obligations of the U.S. Treasury and federal agencies, investment grade corporate debt, various types of MBS, commercial paper, certificates of deposit ("CDs") and overnight federal funds sold to financial institutions. The Bank's Board of Directors periodically approves all financial institutions that buy federal funds from the Bank.

Investment strategies are implemented by the Asset and Liability Management Committee ("ALCO"), which is comprised of the Chief Financial Officer, Chief Investment Officer and other financial officers. The strategies take into account the overall composition of the Bank's balance sheet, including loans and deposits, and are intended to protect and enhance the Bank's earnings and market value. The strategies are reviewed monthly by the ALCO and reported regularly to the Board of Directors.

The Holding Company or the Bank may, with respective Board approval, engage in hedging transactions utilizing derivative instruments. During the years ended December 31, 2006 and 2005, neither the Holding Company nor the Bank held any derivative instruments or embedded derivative instruments that required bifurcation.

MBS. MBS provide the portfolio with investments offering desirable repricing, cash flow and credit quality characteristics. MBS yield less than the loans that underlie the securities as a result of the cost of payment guarantees and credit enhancements which reduce credit risk to the investor. Although MBS guaranteed by federally sponsored agencies carry a reduced credit risk compared to whole loans, such securities remain subject to the risk that fluctuating interest rates, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such loans and thus affect both the prepayment speed and value of such securities. MBS, however, are more liquid than individual mortgage loans and may readily be used to collateralize borrowings. The MBS portfolio also provides the Holding Company and the Bank with important interest rate risk management features, as the entire portfolio provides monthly cash flow for re-investment at current market interest rates. None of the Company's MBS as of December 31, 2006 possessed call features.

The Company's consolidated investment in MBS totaled $154.4 million, or 4.9% of total assets, at December 31, 2006, the majority of which was owned by the Bank. At December 31, 2006, the largest component of the portfolio was $143.2 million in Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs") owned by the Bank. All of the CMOs and REMICs were either U.S agency guaranteed obligations or issued by highly rated private financial institutions. All of the non-agency guaranteed obligations were rated in the highest ratings category by at least one nationally recognized rating agency at the time of purchase. None of the CMOs and REMICs had stripped principal and interest components and all occupied priority tranches within their respective issues. As of December 31, 2006, the fair value of CMOs and REMICs was approximately $5.3 million below their cost basis.

The remaining MBS portfolio was composed of pass-through securities guaranteed by the Government National Mortgage Agency ("GNMA") or FNMA. These securities approximated 7.3% of the total MBS portfolio at December 31, 2006. This portion of the portfolio was composed of $1.8 million of GNMA ARM pass-through securities with a weighted average term to next rate adjustment of less than one year, and $9.5 million of seasoned fixed-rate FNMA pass-through securities with an average estimated duration of less than 3.2 years.

GAAP requires that investments in equity securities have readily determinable fair values and investments in debt securities be classified in one of the following three categories and accounted for accordingly: trading securities, securities available for sale or securities held to maturity. Neither the Holding Company nor the Bank owned any securities classified as trading securities during the twelve months ended December 31, 2006, nor do they presently anticipate establishing a trading portfolio. Unrealized gains and losses on available for sale securities are reported as a separate component of stockholders' equity referred to as accumulated other comprehensive income, net of deferred taxes. At December 31, 2006, the Holding Company and the Bank owned, on a combined basis, $184.0 million of securities classified as available for sale, which represented 5.8% of total assets. Based upon the size of the available for sale portfolio, future variations in the market value of the available for sale portfolio could result in fluctuations in the Company's consolidated stockholders' equity.

The Company typically classifies MBS as available for sale, in recognition of the greater prepayment uncertainty associated with these securities, and carries them at fair market value. The amortized cost of MBS available for sale (excluding CMOs and REMICs) was $355,000 below their fair value at December 31, 2006.

The following table sets forth activity in the MBS portfolio for the periods indicated:

	For the Year Ended December 31,
	2006	2005	2004
	Dollars in Thousands
Amortized cost at beginning of period	$199,931	$526,074	$464,671
(Sales) Purchases, net	-	(235,791)	271,221
Principal repayments	(39,420)	(89,072)	(206,455)
Premium amortization, net	(415)	(1,279)	(3,363)
Amortized cost at end of period	$160,096	$199,931	$526,074

Corporate Debt Obligations. Both the Holding Company and the Bank invest in short-term investment-grade debt obligations of various corporations. Corporate debt obligations generally carry both a higher rate of return and a higher degree of credit risk than U.S. Treasury and agency securities with comparable maturities. In addition, corporate securities are generally less liquid than comparable U.S. Treasury and agency securities. In recognition of the additional risks associated with these securities, the Bank's investment policy limits new investments in corporate debt obligations to companies rated single ''A'' or better by one of the nationally recognized rating agencies, and limits investments in any one corporate entity to the lesser of 1% of total assets or 15% of the Bank's equity. At December 31, 2006, the Company's consolidated portfolio of corporate debt obligations totaled $22.8 million. The majority of these investments were held by the Bank.

Equity Investments. The Company's consolidated investment in equity securities totaled $6.9 million at December 31, 2006, and was comprised primarily of various equity mutual fund investments.

The following table sets forth the amortized cost and fair value of the total portfolio of investment securities and MBS at the dates indicated:

	At December 31,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
MBS:	Dollars in Thousands
CMOs and REMICs	$148,461	$143,157	$185,510	$179,495	$480,865	$474,459
FHLMC	-	-	-	-	1,454	1,493
FNMA	9,862	9,488	12,077	11,599	29,250	29,125
GNMA	1,773	1,792	2,344	2,359	14,505	14,828
Total MBS	160,096	154,437	199,931	193,453	526,074	519,905
Investment securities:
U.S. Treasury and agency	-	-	17,067	17,060	12,999	12,956
Other	29,738	29,783	27,322	28,228	42,143	42,473
Total investment securities	29,738	29,783	44,389	45,288	55,142	55,429
Net unrealized loss (1)	(5,614)	-	(5,581)	-	(5,906)	-
Total securities, net	$184,220	$184,220	$238,739	$238,741	$575,310	$575,334

(1)
The net unrealized loss relates to available for sale securities in accordance with SFAS 115, "Accounting for Investments in Debt and Equity Securities." ("SFAS 115"). The net unrealized loss is presented in order to reconcile the amortized cost of the available for sale securities portfolio to the recorded value reflected in the Company's Consolidated Statements of Condition.

The following table sets forth the amortized cost and fair value of the total portfolio of investment securities and MBS, by accounting classification and type of security, at the dates indicated:

	At December 31,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-Maturity:	Dollars in Thousands
MBS (1)	$-	$-	$-	$-	$465	$485
Investment securities (2)	235	235	455	456	585	589
Total Held-to-Maturity	$235	$235	$455	$456	$1,050	$1,074

Available-for-Sale:
MBS:
Pass-through securities	$11,635	$11,280	$14,421	$13,958	$44,744	$44,961
CMOs and REMICs	148,461	143,157	185,510	179,495	480,865	474,459
Total MBS available-for-sale	160,096	154,437	199,931	193,453	525,609	519,420
Investment securities (2)	29,503	29,548	43,934	44,832	54,557	54,840
Net unrealized loss (3)	(5,614)	-	(5,581)	-	(5,906)	-
Total Available-for-Sale	$183,985	$183,985	$238,284	$238,285	$574,260	$574,260
Total securities, net	$184,220	$184,220	$238,739	$238,741	$575,310	$575,334
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

The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of investment securities and MBS (exclusive of equity investments) at December 31, 2006, by remaining period to contractual maturity. With respect to MBS, the entire carrying amount of each security at December 31, 2006 is reflected in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments. The investment policies of both the Holding Company and the Bank call for the purchase of only priority tranches when investing in MBS. As a result, the weighted average duration of the Company's MBS approximated 2.6 years as of December 31, 2006 when giving consideration to anticipated repayments or possible prepayments, which is far less than their calculated average maturity in the table below. Other than obligations of federal agencies and GSEs, neither the Holding Company nor the Bank had a combined investment in securities issued by any one entity in excess of the lesser of 1% of total assets or 15% of the Bank's equity at December 31, 2006.

	At December 31, 2006
	Held to Maturity			Available for Sale
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in Thousands)
MBS:
Due within 1 year	-	-	-	-	-	-
Due after 1 year but within 5 years	-	-	-	-	-	-
Due after 5 years but within 10 years	-	-	-	$21,536	$20,812	3.82%
Due after ten years	-	-	-	138,560	133,625	3.98
Total	-	-	-	160,096	154,437	3.96

U.S. Treasury and agency:
Due within 1 year	-	-	-	-	-	-
Due after 1 year but within 5 years	-	-	-	-	-	-
Due after 5 years but within 10 years	-	-	-	-	-	-
Due after ten years	-	-	-	-	-	-
Total	-	-	-	-	-	-

Corporate and other:
Due within 1 year	-	-	-	1,000	999	2.88
Due after 1 year but within 5 years	$235	$235	7.50%	982	984	5.55
Due after 5 years but within 10 years	-	-	-	-	-	-
Due after ten years	-	-	-	20,496	20,617	7.29
Total	235	235	7.50	22,478	22,600	7.02

Total:
Due within 1 year	$-	$-	-	$1,000	$999	2.88%
Due after 1 year but within 5 years	235	235	7.50	982	984	5.55
Due after 5 years but within 10 years	-	-	-	21,536	20,812	3.82
Due after ten years	-	-	-	159,056	154,242	4.41
Total	$235	$235	7.50%	$182,574	$177,037	4.34%

Sources of Funds

General. The Bank's primary sources of funding for its lending and investment activities include deposits, repayments of loans and MBS, investment security maturities and redemptions, FHLBNY Advances and borrowing in the form of REPOS entered into with various financial institutions, including the FHLBNY. The Bank also sells selected multifamily residential and mixed use loans to FNMA, and long-term, one- to four-family residential real estate loans to either FNMA or SONYMA. The Company may additionally issue debt under appropriate circumstances.

Deposits. The Bank offers a variety of deposit accounts possessing a range of interest rates and terms. The Bank, at December 31, 2006 and presently, offers savings, money market, checking, NOW and Super NOW accounts, and CDs. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition from other financial institutions and investment products. Traditionally, the Bank has relied upon direct marketing, customer service, convenience and long-standing relationships with customers to generate deposits. The communities in which the Bank maintains branch offices have historically provided nearly all of its deposits. At December 31, 2006, the Bank had deposit liabilities of $2.01 billion, up $93.8 million from December 31, 2005 (See "Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). Within total deposits at December 31, 2006, $356.6 million, or 17.8%, consisted of CDs with a minimum denomination of one-hundred thousand dollars. Individual Retirement Accounts totaled $106.5 million, or 5.3% of total deposits.

The Bank is authorized to accept brokered CDs up to an aggregate limit of $120.0 million. At December 31, 2006 and 2005, the Bank had no brokered CDs.

The following table presents the deposit activity of the Bank for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Deposits	$1,826,641	$2,942,773	$3,445,897
Withdrawals	1,789,552	3,279,191	3,315,462
Deposits (less) greater than Withdrawals	$37,089	(336,418)	130,435
Interest credited	56,671	41,141	37,936
Total (decrease) increase in deposits	$93,760	$(295,277)	$168,371

At December 31, 2006, the Bank had $356.6 million in CDs with a minimum denomination of one-hundred thousand dollars as follows:

Maturity Period	Amount	Weighted Average Rate
(Dollars in Thousands)
Within three months	$108,357	4.96%
After three but within six months	139,984	5.05
After six but within twelve months	86,649	5.02
After 12 months	21,594	4.09
Total	$356,584	4.96%

The following table sets forth the distribution of the Bank's deposit accounts and the related weighted average interest rates at the dates indicated:

	At December 31, 2006			At December 31, 2005			At December 31, 2004
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
	(Dollars in Thousands)
Savings accounts	$298,522	14.86%	0.59%	$335,527	17.52%	0.56%	$362,656	16.41%	0.56%
CDs	1,064,669	53.01	4.76	978,585	51.11	3.50	959,951	43.44	2.52
Money market accounts	514,607	25.62	3.56	464,962	24.28	1.69	749,040	33.89	1.40
NOW and Super NOW accounts	35,519	1.77	1.08	38,697	2.02	1.01	45,178	2.04	1.08
Checking accounts	95,215	4.74	-	97,001	5.07	-	93,224	4.22	-
Totals	$2,008,532	100.00%	3.54%	$1,914,772	100.00%	2.32%	$2,210,049	100.00%	1.68%

The following table presents, by interest rate ranges, the dollar amount of CDs outstanding at the dates indicated and the period to maturity of the CDs outstanding at December 31, 2006:

	Period to Maturity at December 31, 2006
Interest Rate Range	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at December 31, 2006	Total at December 31, 2005	Total at December 31, 2004
(Dollars in Thousands)
2.00% and below	$66,764	$2,632	$-	$-	$69,396	$134,953	$364,871
2.01% to 3.00%	65,319	11,908	174	-	77,401	187,456	456,019
3.01% to 4.00%	11,449	42,955	9,241	-	63,645	423,177	69,836
4.01% to 5.00%	128,957	4,890	8,810	-	142,657	220,750	44,231
5.01% and above	688,520	23,050	-	-	711,570	12,249	24,994
Total	$961,009	$85,435	$18,225	$-	$1,064,669	$978,585	$959,951

Borrowings. The Bank has been a member and shareholder of the FHLBNY since 1980. One of the privileges offered to FHLBNY shareholders is the ability to secure advances from the FHLBNY under various lending programs at competitive interest rates. The Bank's borrowing line equaled $935.9 million at December 31, 2006.

The Bank had FHLBNY advances totaling $571.5 million and $531.5 million at December 31, 2006 and 2005, respectively. At December 31, 2006, the Bank maintained sufficient collateral, as defined by the FHLBNY (principally in the form of real estate loans), to secure such Advances.

REPOS totaled $120.2 million and $205.5 million, respectively, at December 31, 2006 and 2005. REPOS involve the delivery of securities to broker-dealers as collateral for borrowing transactions. The securities remain registered in the name of the Bank, and are returned upon the maturities of the agreements. Funds to repay the Bank's REPOS at maturity are provided primarily by cash received from the maturing securities.

Presented below is information concerning REPOS and FHLBNY advances for the periods presented:

REPOS:
	At or for the Year Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Balance outstanding at end of period	$120,235	$205,455	$205,584
Average interest cost at end of period	3.54%	2.99%	2.48%
Average balance outstanding during the period	$134,541	$205,530	$129,426
Average interest cost during the period (a)	1.95%(a)	2.90%	2.34%
Carrying value of underlying collateral at end of period	$126,830	$213,925	$216,754
Estimated fair value of underlying collateral	$126,830	$213,925	$216,754
Maximum balance outstanding at month end during period	$205,455	$205,584	$220,649

(a) During the year ended December 31, 2006, the Company recorded a reduction of $2,176 in interest expense on REPOs that resulted from such borrowings that were prepaid. Excluding this reduction, the average cost of REPOs would have been 3.56% during the year ended December 31, 2006.

FHLBNY Advances:
	At or for the Year Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Balance outstanding at end of period	$571,500	$531,500	$506,500
Average interest cost at end of period	4.37%	4.62%	4.21%
Weighted average balance outstanding during the period	$565,612	$508,583	$515,626
Average interest cost during the period (1)	4.69%	4.49%	4.00%
Maximum balance outstanding at month end during period	$596,500	$531,500	$534,000

(1) Amounts in the above table exclude the effects of prepayment expenses paid on FHLBNY advances. Including prepayment expenses of $1.4 million paid on FHLBNY advances during the year ended December 31, 2006, the average interest cost on FHLBNY advances was 4.45% during the year ended December 31, 2006. The Bank did not prepay any FHLBNY advances during the years ended December 31, 2005 or 2004.

During the year ended December 31, 2006, the Company engaged in two separate borrowing restructuring transactions. In the initial transaction, the Company restructured $145.0 million of its borrowings in order to lower their average cost. Borrowings with a weighted average cost of 4.46% and a weighted average term to maturity of one year were replaced with borrowings having a weighted average cost of 4.17% and a final maturity of ten years, callable after year one. Since portions of the original borrowings were satisfied at a discount, the Company recorded a non-recurring reduction of $43,200 in interest expense related to the prepayment.

In the second transaction, the Company restructured $170.0 million of wholesale borrowings. Under this restructuring, $120.0 million of REPOs and $50.0 million in FHLBNY advances were prepaid and replaced. The prepaid borrowings had a weighted average interest rate of 4.53%, and were replaced with a combination of REPOs and FHLBNY advances having an initial weighted average interest rate of 3.79%. The replacement FHLBNY advances have a 4.4% fixed rate of interest, a final maturity of ten years and are callable by the FHLBNY after an initial period (the "Lockout Period") of one, two or three years. The replacement REPOs have a ten-year maturity and a Lockout Period of either one or two years. During the Lockout Period, the REPOs are variable rate (indexed to 3-month LIBOR), and have embedded interest rate caps and floors that ensure their reset interest rate will not exceed their initial interest rate. After the Lockout Period, if not called by the lender, the REPOs convert to an average fixed rate of 4.90%. The Company recorded a non-recurring reduction of $764,000 in interest expense related to the prepayment.

Subsidiary Activities

In addition to the Bank, the Holding Company's direct and indirect subsidiaries consist of seven wholly-owned corporations, one of which is directly owned by the Holding Company and six of which are directly or indirectly owned by the Bank. DSBW Preferred Funding Corp. is a direct subsidiary of Havemeyer Equities, Inc., which is a direct subsidiary of the Bank. The following table presents an overview of the Holding Company's subsidiaries as of December 31, 2006:

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

Personnel

As of December 31, 2006, the Company had 327 full-time employees and 82 part-time employees. The employees are not represented by a collective bargaining unit, and the Holding Company and all of its subsidiaries consider their relationships with their employees to be good.

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

Tax Bad Debt Reserves. The Bank, as a "large bank" under IRS classifications (i.e., one with assets having an adjusted basis in excess of $500 million), is: (i) unable to make additions to its tax bad debt reserve, (ii) permitted to deduct bad debts only as they occur, and (iii) required to recapture (i.e., take into income) over a multi-year period, a portion of the balance of its tax bad debt reserves as of June 30, 1997. Since the Bank has already provided a deferred income tax liability for the bad debt reserve for financial reporting purposes, there was no adverse impact to the Bank's financial condition or results of operations from the enactment of the federal legislation that imposed the recapture requirement.

Distributions. Non-dividend distributions to shareholders of the Bank are considered distributions from the Bank's "base year tax bad debt reserve" (i.e., its reserve as of December 31, 1987, to the extent thereof), and then from its supplemental reserve for losses on loans. Non-dividend distributions include distributions: (i) in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes; (ii) for redemption of stock; and (iii) for partial or complete liquidation.

An amount based on the total non-dividend distributions paid will be included in the Bank's taxable income in the year of distribution. Dividends paid out of current or accumulated earnings and profits will not be so included in the Bank's income. The amount of additional taxable income created from a non-dividend distribution is the amount that, when reduced by the amount of the tax attributable to this income, is equal to the amount of the distribution. Thus, assuming a 35% federal corporate income tax rate, approximately one and one-half times the amount of such distribution (but not in excess of the amount of the above-mentioned reserves) would be includable in income for federal income tax purposes. (See "Item 1 - Business - Regulation - Regulation of Federal Savings Associations - Limitation on Capital Distributions," for a discussion of limits on the payment of dividends by the

Bank). The Bank does not intend to pay dividends that would result in a recapture of any portion of its base year tax bad debt reserves.

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

For NYS tax purposes, as long as the Bank continues to satisfy certain definitional tests relating to its assets and the nature of its business, it will be permitted deductions, within specified formula limits, for additions to its tax bad debt reserves for purposes of computing its entire net income.

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

The portion of the NYS tax bad debt reserve in excess of a reserve amount computed pursuant to the Experience Method is subject to recapture upon a non-dividend distribution in a manner similar to the recapture of the federal tax bad debt reserves for such distributions. The tax bad debt reserve is additionally subject to recapture in the event that the Bank fails either to satisfy a thrift definitional test relating to the composition of its assets or to maintain a thrift charter.

In general, the Holding Company is not required to pay NYS tax on dividends and interest received from the Bank.

The NYS tax rate for the year ended December 31, 2006 was 9.03% of taxable income. This rate included a commuter transportation surcharge.

City of New York. The Holding Company and the Bank are both subject to a NYC banking corporation tax of 9% on taxable income allocated to NYC.

NYC generally conforms its tax law to NYS tax law in the determination of taxable income (including the laws relating to tax bad debt reserves). NYC tax law, however, does not allow a deduction for the carryover of a net operating loss of a banking company.

State of Delaware. As a Delaware holding company not earning income in Delaware, the Holding Company is exempt from Delaware corporate income tax, however, is required to file an annual report and pay an annual franchise tax to the State of Delaware.

Regulation

General

The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation ("FDIC"), as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund ("DIF") [formerly the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"), which were merged into the DIF as of March 31, 2006]. The Bank must file reports with the OTS concerning its activities and financial condition, and must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS conducts periodic examinations to assess the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association may engage and is intended primarily for the protection of the DIF and depositors. As a publicly-held unitary savings and loan holding company, the Holding Company is required to file certain reports with, and otherwise comply with the rules and regulations of, both the SEC, under the federal securities laws, and the OTS.

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

Regulation of Federal Savings Associations

Business Activities. The Bank derives its lending and investment powers from the Home Owners' Loan Act, as amended (''HOLA''), and the regulations of the OTS enacted thereunder. Pursuant thereto, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage activities. The investment powers are subject to various limitations, including a: (i) prohibition against the acquisition of any corporate debt security not rated in one of the four highest rating categories; (ii) limit of 400% of capital on the aggregate amount of loans secured by non-residential real property; (iii) limit of 20% of assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (iv) limit of 35% of assets on the aggregate amount of consumer loans and commercial paper and corporate debt securities; (v) limit of 5% of assets on non-conforming loans (i.e., loans in excess of specified amounts); and (vi) limit of the greater of 5% of assets or capital on certain construction loans made for the purpose of financing property which is, or is expected to become, residential.

Interagency Guidance on Nontraditional Mortgage Product Risks. On October 4, 2006, the OTS and other federal bank regulatory authorities published the Interagency Guidance on Nontraditional Mortgage Product Risks (the “Nontraditional Mortgage Product Guidance”). The Nontraditional Mortgage Product Guidance describes sound practices for managing risk, as well as marketing, originating and servicing nontraditional mortgage products, which include, among other things, interest only loans. The Nontraditional Mortgage Product Guidance sets forth supervisory expectations with respect to loan terms and underwriting standards, portfolio and risk management practices and consumer protection. For example, the Nontraditional Mortgage Product Guidance indicates that originating interest only loans with reduced documentation is considered a layering of risk and that institutions are expected to demonstrate mitigating factors to support their underwriting decision and the borrower’s repayment capacity. Specifically, the Nontraditional Mortgage Product Guidance indicates that a lender may accept a borrower’s statement as to the borrower’s income without obtaining verification only if there are mitigating factors that clearly minimize the need for direct verification of repayment capacity and that, for many borrowers, institutions should be able to readily document income.

Loans to One Borrower. Under HOLA, savings associations are generally subject to limits on loans to one borrower identical to those imposed on national banks. Generally, pursuant to these limits, a savings association may not advance a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and unimpaired surplus. Additional amounts may be advanced, not in excess of 10% of unimpaired capital and unimpaired surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2006, the Bank's limit on loans to one borrower was $73.3 million. The Bank's largest aggregate amount of loans to one borrower on that date was $36.8 million and the second largest borrower had an aggregate loan balance of $35.5 million.

QTL Test. HOLA requires savings associations to satisfy a QTL test. A savings association may satisfy the QTL test by maintaining at least 65% of its ''portfolio assets'' in certain ''qualified thrift investments'' during at least nine months of the most recent twelve-month period. ''Portfolio assets'' means, in general, an association's total assets less the sum of: (i) specified liquid assets up to 20% of total assets, (ii) certain intangibles, including goodwill, credit card relationships and purchased MSR, and (iii) the value of property used to conduct the association's business. ''Qualified thrift investments'' include various types of loans made for residential and housing purposes; investments related to such purposes, including certain mortgage-backed and related securities; and small business, education, and credit card loans. A savings association may additionally satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Code. At December 31, 2006, the Bank maintained 68.5% of its portfolio assets in qualified thrift investments. The Bank also satisfied the QTL test in each of the prior 12 months and, therefore, was a QTL.

A savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The initial restrictions include prohibitions against (i) engaging in any new activity not permissible for a national bank, (ii) paying dividends not permissible under national bank regulations, and (iii) establishing any new branch office in a location not permissible for a national bank in the association's home state. In addition, within one year of the date a savings association ceases to satisfy the

QTL test, any company controlling the association must register under, and become subject to the requirements of, the Bank Holding Company Act of 1956, as amended. A savings association that has failed the QTL test may requalify under the QTL test and be relieved of the limitations; however, it may do so only once. If the savings association does not requalify under the QTL test within three years after failing the QTL test, it will be required to terminate any activity, and dispose of any investment, not permissible for a national bank.

Capital Requirements. OTS regulations require savings associations to satisfy three minimum capital standards: (i) a tangible capital ratio of 1.5%; (ii) a risk-based capital ratio of 8%; and (iii) a leverage capital ratio. For depository institutions that have been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System, the minimum required leverage capital ratio is 3%. For any other depository institution, the minimum required leverage capital ratio is 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution.

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

The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at December 31, 2006:

	As of December 31, 2006
	Actual		Minimum Capital Requirement
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tangible	$277,622	9.05%	$46,037	1.5%
Leverage Capital	277,622	9.05	122,766	4.0
Total Risk-based capital	276,864	12.61	175,653	8.0

The following is a reconciliation of GAAP capital to regulatory capital for the Bank:

	At December 31, 2006
	Tangible Capital	Leverage Capital	Total Risk-Based Capital
	(Dollars in Thousands)
GAAP capital	$326,456	$326,456	$326,456
Non-allowable assets:
Core deposit intangible	-	-	-
MSR	(265)	(265)	(265)
Accumulated other comprehensive loss	7,069	7,069	7,069
Goodwill	(55,638)	(55,638)	(55,638)
Tier 1 risk-based capital	277,622	277,622	277,622
Contingent liability for loans sold to FNMA	-	-	(16,272)
General valuation allowance	-	-	15,514
Total capital	277,622	277,622	276,864
Minimum capital requirement	46,037	122,766	175,653
Regulatory capital excess	$231,585	$154,856	$101,211

Limitation on Capital Distributions. OTS regulations impose limitations upon capital distributions by savings associations, such as cash dividends, payments to purchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital.

As the subsidiary of a savings and loan holding company, the Bank is required to file a notice with the OTS at least 30 days prior to each capital distribution. However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year plus the retained net income for the preceding two years, the Bank must file an application for OTS approval of a proposed capital distribution. In addition, the OTS can prohibit a proposed capital distribution otherwise permissible under the regulation if it determines that the association is in need of greater than customary supervision or that a proposed distribution would constitute an unsafe or unsound practice. Further, under OTS prompt corrective action regulations, the Bank would be prohibited from making a capital distribution if, after the distribution, the Bank failed to satisfy its minimum capital requirements, as described above (See ''Item 1 - Business - Regulation - Regulation of Federal Savings Associations - Prompt Corrective Regulatory Action''). In addition, pursuant to the Federal Deposit Insurance Act ("FDIA"), an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" as defined in the FDIA.

Liquidity. Pursuant to OTS regulations, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation (See "Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further discussion). At December 31, 2006, the Bank's liquid assets approximated 5.75% of total assets.

Assessments. Savings associations are required by OTS regulation to pay semi-annual assessments to the OTS to fund its operations. The regulations base the assessment for individual savings associations, other than those with total assets never exceeding $100.0 million, on three components: the size of the association (on which the basic assessment is based); the association's supervisory condition, which results in percentage increases for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in percentage increases for a savings association that managed over $1 billion in trust assets, serviced loans for other institutions aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion. Savings and loan holding companies are also required to pay semi-annual assessments to the OTS. For the year ended December 31, 2006, a total of $13,000 in assessments were paid for the Bank and Holding Company.

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

Transactions with Related Parties. The Bank's authority to engage in transactions with its ''affiliates'' is limited by OTS regulations, Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act (''FRA''), Regulation W issued by the Federal Reserve Board ("FRB"), as well as additional limitations adopted by the Director of the OTS. OTS regulations regarding transactions with affiliates conform to Regulation W. These provisions, among other matters, prohibit, limit or place restrictions upon a savings institution extending credit to, or entering into certain transactions with, its affiliates, which, for the Bank, would include the Holding Company, principal shareholders, directors and executive officers.

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

The Bank's authority to extend credit to its directors, executive officers, and shareholders owning 10% or more of the Holding Company's outstanding common stock, as well as to entities controlled by such persons, is additionally governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB enacted thereunder. Among other matters, these provisions require that extensions of credit to insiders: (i) be made on terms substantially the same as, and follow credit underwriting procedures not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain amount limitations individually and in the aggregate, which limits are based, in part, on the amount of the association's capital. Regulation O additionally requires that extensions of credit in excess of certain limits be approved in advance by the association's board of directors. The Holding Company and Bank both presently prohibit loans to Directors and executive management.

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

In late 2006, the OTS adopted guidance entitled "Concentrations in Commercial Real Estate (CRE) Lending, Sound Risk Management Practices" (the "CRE Guidance"), to address concentrations of commercial real estate loans in savings associations. The CRE Guidance reinforces and enhances the OTS existing regulations and guidelines for real estate lending and loan portfolio management, but does not establish specific commercial real estate lending limits. Rather, the CRE Guidance seeks to promote sound risk management practices that will enable savings associations to continue to pursue commercial real estate lending in a safe and sound manner. The CRE Guidance applies to savings associations with an accumulation of credit concentration exposures and asks that the associations quantify the additional risk such exposures may pose. Such quantification should include the stratification of the commercial real estate portfolio by, among other qualities, property type, geographic market, tenant concentrations, tenant industries, developer concentrations and risk rating. In addition, an institution should perform periodic market analyses for the various property types and geographic markets represented in its portfolio. Further, an institution with commercial real estate concentration risk should also perform portfolio level stress tests or sensitivity analysis to quantify the impact of changing economic conditions on asset quality, earnings and capital. The Bank believes that the CRE Guidance will not have a material impact on the conduct of its business and that it will be able to effectively implement requirements and suggestions set forth in the CRE Guidance during 2007.

Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of five categories based on its capital: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized." In addition, the institution becomes subject to various mandatory supervisory actions, including restrictions on growth of assets and other forms of expansion. Generally, under the OTS regulations, a federally chartered savings association is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. As of December 31, 2006, the Bank satisfied all criteria necessary to be categorized "well capitalized" under the prompt corrective action regulatory framework.

When appropriate, the OTS can require corrective action by a savings association holding company under the ''prompt corrective action'' provisions of FDICIA.

Insurance of Deposit Accounts. Savings associations are required to pay a deposit insurance premium. The amount of the premium is determined based upon a risk-based assessment system, which was amended effective January 1, 2007. During the years ended December 31, 2006 and 2005, the Bank was not required to pay any assessments on its deposits under the previously existing FDIC policies. Under the amended system, the FDIC assigns an institution to one of four risk categories entitled Risk Category I, II, III and IV, with Risk Category I considered most favorable and Risk Category IV considered least favorable. Risk Category I contains all well capitalized institutions with capital adequacy, asset quality, management, earnings, and liquidity component ratings ("CAMEL Component Ratings") of either 1 or 2. Risk Category II contains all institutions that are adequately capitalized and possess CAMEL Component Ratings of either 1, 2 or 3. Risk Category III contains either undercapitalized institutions that have CAMEL Composite Ratings of 1, 2 or 3 or adequately capitalized institutions that have CAMEL Composite Ratings of 4 or 5. Risk Category IV contains all institutions that are undercapitalized and have a CAMEL Composite Ratings of 4 or 5. The Bank currently falls within Risk Category I. Base assessment rates for institutions within Risk Category I range from 2 to 4 basis points, depending upon a combination of the institution's CAMEL Component Ratings and financial ratios. The base assessment rates are fixed at 7 basis points, 25 basis points and 40 basis points for institutions within the Risk Categories II, III and IV, respectively. The FDIC has the flexibility to adjust rates, without further notice-and-comment rulemaking, provided that no such adjustment can be greater than 3 basis points from one quarter to the next, adjustments cannot result in rates more than 3 basis points above or below the base rates and rates cannot be negative. Effective January 1, 2007, the FDIC set the assessment rates at 3 basis points above the base rates. Assessment rates will, therefore, range from 5 to 43 basis points of deposits. Under the amended system, the assessment rate for the Bank's deposits is 5 basis points. The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF. The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the required reserve ratio of 1.25%. The DIF currently satisfies the reserve ratio requirement. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. In November 2006, the FDIC notified the Bank that it has been granted a credit of $1.6 million that will apply against its insurance premiums commencing in 2007. This credit resulted from final implementation of a provision of the Federal Deposit Insurance Reform Act of 2005 that compensated financial institutions such as the Bank that were required to pay insurance premiums prior to 1996 while other financial institutions that had units that operated under industrial loan company and thrift charters were not.

The Deposit Insurance Funds Act of 1996 amended the FDIA to recapitalize the SAIF (which was merged with the BIF into the newly-formed DIF on March 31, 2006) and expand the assessment base for the payments of Financing Corporation ("FICO") bonds. FICO bonds were sold by the federal government in order to finance the recapitalization of the SAIF and BIF insurance funds that was necessitated following payments from the funds to compensate depositors of federally-insured depository institutions that experienced bankruptcy and dissolution during the 1980's and 1990's. For the fourth quarter of 2006, the quarterly adjusted rate of assessment for FICO bonds is 0.0124%. The Bank's total expense in 2006 for the FICO bonds assessment was $257,000.

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

The Bank is additionally subject to regulatory guidelines establishing standards for safeguarding customer information to implement certain provisions of Gramm-Leach. The guidelines describe the federal banking agencies' expectations for the creation, implementation and maintenance of an information security program, including administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, and protect against anticipated threats or hazards to the security or integrity of such records and unauthorized access to or use of such records or information that could result in substantial customer harm or inconvenience.

Gramm-Leach additionally permits each state to enact legislation that is more protective of consumers' personal information. Currently, there are a number of privacy bills pending in the New York legislature. Management of the Company cannot predict the impact, if any, of these bills if enacted.

Internet Banking. Technological developments are dramatically altering the methods by which most companies, including financial institutions, conduct their business. The growth of the Internet is prompting banks to reconsider business strategies and adopt alternative distribution and marketing systems. The federal banking regulatory agencies have conducted seminars and published materials targeted at various aspects of Internet banking and have indicated their intention to re-evaluate their regulations to ensure they encourage bank efficiency and competitiveness consistent with safe and sound banking practices. The Company cannot assure that federal bank regulatory agencies will not adopt new regulations that will materially affect or restrict the Bank's Internet operations.

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

Federal Home Loan Bank ("FHLB") System. The Bank is a member of the FHLBNY, which is one of the twelve regional FHLB's composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. Any advances from the FHLBNY must be secured by specified types of collateral, and long-term advances may be obtained only for the purpose of providing funds for residential housing finance. The Bank, as a member of the FHLBNY, is currently required to acquire and hold shares of FHLBNY Class B stock. The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLBNY Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For the Bank, the membership stock purchase requirement is 0.2% of "mortgage-related assets," as defined by the FHLBNY, which consist primarily of residential mortgage loans and MBS held by the Bank. The activity-based stock purchase requirement for the Bank is equal to the sum of: (i) 4.5% of outstanding borrowings from the FHLBNY; (ii) 4.5% of the outstanding principal balance of the "acquired member assets," as defined by the FHLBNY, and delivery commitments for acquired member assets; (iii) a specified dollar amount related to certain off-balance sheet items, which for the Bank is zero; and (iv) a specific percentage range from 0% to 5% of the carrying value on the FHLBNY's balance sheet of derivative contracts between the FHLBNY and its members, which is also zero for the Bank. The Bank was in compliance with these requirements with an investment in FHLBNY stock of $31.3 million at December 31, 2006. The FHLBNY can adjust the specific percentages and dollar amount periodically within the ranges established by the FHLBNY capital plan.

Federal Reserve System. The Bank is subject to provisions of the FRA and FRB regulations pursuant to which savings associations are required to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and regular checking accounts). FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts in excess of $8.5 million through $45.8 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14% against the portion of total transaction accounts in excess of $45.8 million). The initial $8.5 million of otherwise reservable balances are currently exempt from the reserve requirements, however, the exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements.

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

Depository institutions are additionally authorized to borrow from the Federal Reserve ''discount window,'' however, FRB regulations require such institutions to hold reserves in the form of vault cash or deposits with Federal Reserve Banks in order to borrow.

Anti-Money Laundering and Customer Identification. The Company is subject to OTS regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("PATRIOT Act"). The PATRIOT Act provides the federal government with powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the PATRIOT Act enacted measures intended to encourage information sharing among bank regulatory and law enforcement agencies. In addition, certain provisions of Title III and the related OTS regulations impose affirmative obligations on a broad range of financial institutions, including banks and thrifts. Title III imposes the following requirements, among others, with respect to financial institutions: (i) establishment of anti-money laundering programs; (ii) establishment of procedures for obtaining identifying information from customers opening new accounts, including verifying their identity within a reasonable period of time; (iii) establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering; and (iv) prohibition on correspondent accounts for foreign shell banks and compliance with recordkeeping obligations with respect to correspondent accounts of foreign banks.

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

The majority of loans in the Bank’s portfolio are secured by multifamily residential property. Multifamily loans are generally viewed as exposing lenders to a greater risk of loss than one- to four-family residential loans and typically involve higher loan principal amounts. Although multifamily loans are generally non-recourse, are underwritten based upon the cash flow generated by the collateral property and have loan to value ratios of less than 80%, in a decline in the economy, a borrower experiencing financial difficulties in connection with one income producing property may default on all of its outstanding loans, even if the properties securing the other loans are generating positive cash flow. In addition, large loans tend to expose the Bank to a greater degree of risk due to the potential impact of losses from any one loan or concentration of loans to one borrower relative to the size of the Bank’s capital position.

As part of the Company’s strategic plan, it has increased its emphasis on commercial real estate loans over the past five years. Loans secured by commercial real estate are generally larger and involve a greater degree of risk than one- to four-family and multifamily residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent upon successful operation or management of the collateral properties, repayment of such loans are generally subject to a greater extent to prevailing conditions in the real estate market or the economy. Further, the collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value based upon the success of the business.

Multifamily and commercial real estate loans additionally involve a greater risk than one- to four- family residential mortgage loans because economic and real estate conditions, and government regulations such as rent control and rent stabilization laws, which are outside the control of the borrower or the Bank, could impair the value of the security for the loan or the future cash flow of such properties. As a result, rental income might not rise sufficiently over time to satisfy increases in the loan rate at repricing or increases in overhead expenses (i.e., utilities, taxes, etc.). Impaired loans are thus difficult to identify before they become problematic. In addition, if the cash flow from a collateral property is reduced (e.g., if leases are not obtained or renewed), the borrower’s ability to repay the loan and the value of the security for the loan may be impaired.

Dependence on economic and real estate conditions and geographic concentration in market area.

The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches. The Bank’s primary lending area is the NYC metropolitan area, although its overall lending area is much larger, and extends approximately 150 miles in each direction from its corporate headquarters in Brooklyn. The majority of the Bank’s mortgage loans are secured by properties located in its primary lending area, most of which are secured by real estate located in the NYC boroughs of Brooklyn, Queens and Manhattan.

As a result of this geographic concentration, the Bank’s results of operations depend largely upon economic conditions in this area. A deterioration in economic conditions in the NYC metropolitan area could have a material adverse impact upon the quality of the Bank’s loan portfolio and the demand for its products and services, and, accordingly, on the Company’s results of operations, cash flows, business, financial condition and prospects.

Conditions in the real estate markets in which the collateral for the Bank’s mortgage loans are located strongly influence the level of the Bank’s non-performing loans and the value of its collateral. Real estate values are affected by, among other items, fluctuations in general or local economic conditions, supply and demand, changes in governmental rules or policies, the availability of loans to potential purchasers and acts of nature. Declines in real estate markets have in the past, and may in the future, negatively impact the Company’s results of operations, cash flows, business, financial condition and prospects.

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

As a federally-chartered savings bank, the Bank is required to monitor changes in its NPV. In addition, the Bank monitors its NPV ratio, which is the NPV divided by the estimated market value of total assets. The NPV ratio can be viewed as a corollary to the Bank’s capital ratios. To monitor its overall sensitivity to changes in interest rates, the Bank simulates the effect of instantaneous changes in interest rates of up to 200 basis points on its assets and liabilities. Interest rates do and will continue to fluctuate, and the Bank cannot predict future FOMC actions or other factors that will cause interest rates to change.

Risks related to changes in laws, government regulation and monetary policy.

The Holding Company and the Bank are subject to extensive supervision, regulation and examination by the OTS, as the Bank's chartering agency, and the FDIC, as its deposit insurer. Such regulation limits the manner in which the Holding Company and the Bank conduct business, undertake new investments and activities and obtain financing. This regulation is designed primarily for the protection of the deposit insurance funds and the Bank’s depositors, and not to benefit the Bank or its creditors. The regulatory structure also provides the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. For further information regarding the laws and regulations that affect the Holding Company and the Bank, see "Item 1. Business - Regulation - Regulation of Federal Savings Associations," and "Item 1. Business - Regulation - Regulation of Holding Company."

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

The Bank's retail banking and a significant portion of its lending business are concentrated in the NYC metropolitan area. The NYC banking environment is extremely competitive. The Bank’s competition for loans exists principally from savings banks, commercial banks, mortgage banks and insurance companies. The Bank has faced sustained competition for the origination of multifamily residential and commercial real estate loans. Management anticipates that the current level of competition for multifamily residential and commercial real estate loans will continue for the foreseeable future, and this competition may inhibit the Bank’s ability to maintain its current level and pricing of such loans.

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

Not applicable.

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

	Twelve Months Ended December 31, 2006			Twelve Months Ended December 31, 2005
Quarter Ended	Dividends Declared	High Sales Price	Low Sales Price	Dividends Declared	High Sales Price	Low Sales Price
March 31st	$0.14	$15.55	$13.46	$0.14	$17.41	$15.05
June 30th	0.14	14.58	13.49	0.14	15.62	13.96
September 30th	0.14	14.89	13.39	0.14	16.52	14.13
December 31st	0.14	14.80	13.66	0.14	15.24	13.78

On December 29, 2006, the final trading date in the fiscal year, the Holding Company's common stock closed at $14.01.

Management estimates that the Holding Company had approximately 4,300 shareholders of record as of March 11, 2007, including persons or entities holding stock in nominee or street name through various brokers and banks. There were 36,456,354 shares of Holding Company common stock outstanding at December 31, 2006.

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

During the year ended December 31, 2006, the Holding Company paid cash dividends totaling $19.7 million, representing $0.56 per outstanding common share. During the year ended December 31, 2005, the Holding Company paid cash dividends totaling $19.9 million, representing $0.56 per outstanding common share.

On January 18, 2007, the Board of Directors declared a cash dividend of $0.14 per common share to all shareholders of record as of January 31, 2007. This dividend was paid on February 15, 2007.

The Holding Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of net assets (i.e., the amount by which total assets exceed total liabilities) over statutory capital, or if no such excess exists, to net profits for the current and/or immediately preceding fiscal year.

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

During the three months ended December 31, 2006, the Holding Company purchased 209,332 shares of its common stock into treasury. These repurchases were made under the Company's Eleventh Stock Repurchase Program, which was publicly announced on December 15, 2005.

A summary of the shares repurchased by month is as follows:

Period	Total Number Shares Purchased	AveragePrice Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Programs
October 2006	57,500	$14.40	57,500	1,838,442
November 2006	76,332	14.12	76,332	1,762,110
December 2006	75,500	14.19	75,500	1,686,610

Performance Graph

Pursuant to the regulations of the SEC, the graph below compares the Company's stock performance with that of the total return for the U.S. Nasdaq Stock Market and an index of all thrift stocks as reported by SNL Securities L.C. from January 1, 2002 through December 31, 2006. The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below.

		Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Dime Community Bancshares, Inc.	100.00	104.46	172.26	155.30	131.35	130.95
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL Thrift Index	100.00	119.29	168.88	188.16	194.80	227.07

Item 6. Selected Financial Data

Financial Highlights
(Dollars in Thousands, except per share data)
The consolidated financial and other data of the Company as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, set forth below is derived in part from, and should be read in conjunction with, the Company's audited Consolidated Financial Statements and Notes thereto. The consolidated financial and other data for the year ended December 31, 2002 is unaudited. Amounts as of and for the twelve months ended December 31, 2005, 2004, 2003 and 2002 have been reclassified to conform to the December 31, 2006 presentation.

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002
Selected Financial Condition Data:
Total assets	$3,173,377	$3,126,226	$3,377,266	$2,971,661	$2,946,374
Loans and loans held for sale (net of deferred costs or fees and the allowance for loans losses)	2,688,159	2,596,310	2,486,262	2,177,622	2,154,619
MBS	154,437	193,453	519,885	462,737	362,952
Investment securities (including FHLBNY capital stock)	61,078	74,750	80,750	64,517	140,279
Federal funds sold and other short-term investments	78,752	60,014	103,291	95,286	114,291
Goodwill	55,638	55,638	55,638	55,638	55,638
Deposits	2,008,532	1,914,772	2,210,049	2,041,678	1,927,175
Borrowings	788,900	834,120	809,249	571,675	675,541
Stockholders' equity	290,631	291,713	281,721	283,919	265,737
Tangible Stockholders' equity	241,829	239,169	229,013	228,026	206,325
Selected Operating Data:
Interest income	$170,810	$169,712	$173,758	$184,849	$189,621
Interest expense on deposits and borrowings	93,340	77,341	67,776	71,063	91,790
Net interest income	77,470	92,371	105,982	113,786	97,831
Provision for losses	240	340	280	288	240
Net interest income after provision for loan losses	77,230	92,031	105,702	113,498	97,591
Non-interest income	12,390	5,151	10,376	9,388	12,292
Non-interest expense	41,976	40,742	42,407	40,809	38,696
Income before income tax	47,644	56,440	73,671	82,077	71,187
Income tax expense	17,052	20,230	27,449	30,801	26,565
Net income	$30,592	$36,210	$46,222	$51,276	$44,622

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002
SELECTED FINANCIAL RATIOS AND OTHER DATA (1):
Return on average assets	0.98%	1.11%	1.38%	1.67%	1.57%
Return on average stockholders' equity	10.43	12.65	16.76	18.76	17.65
Stockholders' equity to total assets at end of period	9.16	9.33	8.34	9.55	9.02
Tangible equity to tangible assets at end of period	7.74	7.78	6.88	7.82	7.15
Loans to deposits at end of period	134.61	136.42	113.20	107.39	112.60
Loans to interest-earning assets at end of period	90.18	88.82	78.04	77.89	77.85
Net interest spread (2)	2.19	2.66	3.09	3.62	3.22
Net interest margin (3)	2.60	2.96	3.32	3.90	3.61
Average interest-earning assets to average interest-bearing liabilities	113.07	111.88	110.79	111.60	111.64
Non-interest expense to average assets	1.34	1.24	1.27	1.33	1.36
Core non-interest expense to average assets (4)	1.34	1.24	1.24	1.30	1.28
Efficiency ratio (4)	48.36	40.03	36.67	33.05	36.49
Core efficiency ratio (4) (5)	48.36	39.98	35.96	32.38	34.44
Effective tax rate	35.79	35.84	37.26	37.53	37.32
Dividend payout ratio	64.37	54.90	42.97	30.10	25.00
Per Share Data:
Diluted earnings per share	$0.87	$1.02	$1.28	$1.37	$1.17
Cash dividends paid per share	0.56	0.56	0.55	0.41	0.29
Book value per share	7.97	7.89	7.58	7.45	6.91
Tangible book value per share	6.63	6.47	6.16	5.98	5.36
Asset Quality Ratios and Other Data:
Net charge-offs	$27	$45	$133	$29	$274
Total non-performing loans	3,606	958	1,459	525	2,116
OREO, net	-	-	-	-	134
Non-performing loans to total loans	0.13%	0.04%	0.06%	0.02%	0.10%
Non-performing loans and OREO to total assets	0.11	0.03	0.04	0.02	0.08
Allowance for Loan Losses to:
Non-performing loans	430.23%	1,647.70%	1,065.32%	2,860.57%	730.53%
Total loans (6)	0.57	0.60	0.62	0.68	0.71
Regulatory Capital Ratios: (Bank only)
Tangible capital	9.05%	9.84%	7.88%	7.97%	7.19%
Leverage capital	9.05	9.84	7.88	7.97	7.19
Total risk-based capital	12.61	14.30	12.83	15.03	13.17
Earnings to Fixed Charges Ratios (7):
Including interest on deposits	1.51x	1.73x	2.09x	2.15x	1.78x
Excluding interest on deposits	2.30	2.56	3.46	3.50	2.49
Full Service Branches	21	20	20	20	20

(1)  With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods. Asset Quality Ratios and Regulatory Capital Ratios are end of
         period ratios.
(2) The net interest spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(3) The net interest margin represents net interest income as a percentage of average interest-earning assets.

(4) In calculating these ratios, amortization expense related to the core deposit intangible is excluded from non-interest expense.

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

The Bank’s primary strategy is generally to increase its household and deposit market shares in the communities which it serves. During the last nine operating quarters, however, growth has been restricted as a result of the interest rate environment, which management has deemed unfavorable for significant balance sheet growth. The Bank also generally seeks to increase its product and service utilization for each individual depositor. In addition, the Bank’s primary strategy includes the origination of, and investment in, mortgage loans, with an emphasis on multifamily residential and commercial real estate loans.

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

The net interest spread and net interest margin declined during the year ended December 31, 2006. These declines were attributable to the continued low interest rate environment on loans coupled with increases in short-term interest rates during the year ended December 31, 2006. These conditions resulted in a greater increase in the average cost of interest bearing liabilities than the yield on interest earning assets during the year.

Critical Accounting Policies

Various elements of the Company’s accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policies with respect to the methodologies it uses to determine the allowance for loan losses, the valuation of MSR, asset impairments (including the valuation of goodwill and other intangible assets, realization of deferred tax assets and other than temporary declines in the valuation of securities), and loan income recognition are its most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material variations in the Company's results of operations or financial condition.

The following are descriptions of the Company's critical accounting policies and explanations of the methods and assumptions underlying their application. These policies and their application are reviewed periodically with the Audit Committees of the Holding Company and Bank.

Allowance for Loan Losses. GAAP requires the Bank to maintain an appropriate allowance for loan losses. Management uses available information to estimate losses on loans and believes that the Bank maintains its allowance for loan losses at appropriate levels. Adjustments may be necessary, however, if future economic, market or other conditions differ from the current operating environment.

Although the Bank believes it utilizes the most reliable information available, the level of the allowance for loan losses remains an estimate subject to significant judgment. These evaluations are inherently subjective because, although based upon objective data, it is management's interpretation of the data that determines the amount of the appropriate allowance. The Company, therefore, periodically reviews the actual performance and charge-offs of its portfolio and compares them to the previously determined allowance coverage percentages. In so doing, the Company evaluates the impact that the variables discussed below may have on the portfolio to determine whether or not changes should be made to the assumptions and analyses.

The Bank's loan loss reserve methodology consists of several key components, including a review of the two elements of its loan portfolio: problem loans (i.e., classified loans, non-performing loans, troubled-debt restructuring and impaired loans under Amended SFAS 114) and performing loans.

Performing Loans

At December 31, 2006, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio. Performing loans are reviewed at least quarterly based upon the premise that there are losses inherent within the loan portfolio that have not been identified as of the review date. The Bank thus calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage and applying it to its performing loans. In deriving the expected loan loss percentage, the Bank generally considers, among others, the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multifamily residential, commercial real estate, cooperative apartment, construction or consumer); the underwriting history of the loan (i.e., whether it was underwritten by the Bank or a predecessor institution acquired by the Bank and, therefore, originally subjected to different underwriting criteria); both the current condition and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data to derive the expected loan loss percentages); the level of, and trend in, non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by real estate located in the NYC metropolitan area) or specific industry conditions within the portfolio segments. Since these criteria affect the expected loan loss percentages that are applied to performing loans, changes in any of them may affect the amount of the allowance and the provision for loan losses. The Bank applied the process of determining the allowance for loan losses consistently throughout the years ended December 31, 2006 and 2005.

Problem Loans

OTS regulations and Bank policy require that loans possessing certain weaknesses be classified as Substandard, Doubtful or Loss assets. Assets that do not expose the Bank to risk sufficient to justify classification in one of these categories, however, which possess potential weaknesses that deserve management's attention, are designated Special Mention. Loans classified as Special Mention, Substandard or Doubtful are reviewed individually on a quarterly basis by the Bank's Loan Loss Reserve Committee to determine the level of possible loss, if any, that should be provided for within the Bank's allowance for loan losses.

The Bank's policy is to charge-off immediately all balances classified as ''Loss'' and record a reduction of the allowance for loan losses for the full amount of the outstanding loan balance. The Bank applied this process consistently throughout the years ended December 31, 2006 and 2005.

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

In measuring the fair value of capitalized MSR, assumptions utilized additionally include the stratification based on predominant risk characteristics of the underlying loans for the purpose of evaluating impairment. Increases in the risk characteristics of the underlying loans from the assumed amounts would result in a decline in the fair value of the MSR. A valuation allowance is established in the event the recorded value of an individual stratum exceeds its fair value, for the full amount of the shortfall in the fair value.

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

Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which was adopted on July 1, 2001. SFAS 142 eliminated amortization of goodwill and instead requires performance of an annual impairment test at the reporting unit level. As of December 31, 2006, the Company had goodwill totaling $55.6 million.

The Company identified a single reporting unit for purposes of its goodwill impairment testing. The impairment test is therefore performed on a consolidated basis and compares the Holding Company's market capitalization (reporting unit fair value) to its outstanding equity (reporting unit carrying value). The Holding Company utilizes its closing stock price as reported on the Nasdaq National Market on the date of the impairment test in order to compute market capitalization. The Company has designated the last day of its fiscal year as the annual date for impairment testing. The Company performed its annual impairment test as of December 31, 2006 and concluded that no potential impairment of goodwill existed since the fair value of the Company's reporting unit exceeded its carrying value. No events occurred, nor circumstances changed, subsequent to December 31, 2006 that would reduce the fair value of the Company's reporting unit below its carrying value. Such events or changes in circumstances would require an immediate impairment test to be performed in accordance with SFAS 142. Differences in the identification of reporting units or the use of valuation techniques can result in materially different evaluations of impairment.

Available-for-sale debt and equity securities that have readily determinable fair values are carried at fair value. Estimated fair values for securities are based on published or securities dealers' market values.

Debt securities are classified as held-to-maturity, and carried at amortized cost, only if the Company has a positive intent and ability to hold them to maturity.

Debt securities that are not classified as held-to-maturity, along with all equity securities, are classified as either securities available-for-sale or trading securities. Unrealized holding gains or losses on debt and equity securities available-for-sale are excluded from net income and reported net of income taxes as other comprehensive income or loss. Neither the Holding Company nor the Bank owned any securities classified as trading securities during the twelve months ended December 31, 2006, nor do they presently anticipate establishing a trading portfolio.

The Company conducts a periodic review and evaluation of its securities portfolio, taking into account the severity and duration of each unrealized loss as well as management's intent with regard to the securities, in order to determine if a decline in market value of any security below its carrying value is other than temporary. If such decline is deemed other than temporary, the carrying amount of the security is adjusted through a charge recorded in the Company's statement of operations. For the years ended December 31, 2006 and 2005, there were no other than temporary impairments in the securities portfolio.

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

Liquidity and Capital Resources

The Bank's primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security maturities and redemptions, advances from the FHLBNY, and REPOs entered into with various financial institutions, including the FHLBNY. The Bank also sells selected multifamily residential and mixed use loans to the FNMA, and long-term, one- to four-family residential real estate loans to either FNMA or SONYMA. The Company may additionally issue debt under appropriate circumstances. Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposits flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

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

Deposits increased $93.8 million during the year ended December 31, 2006, compared to a decrease of $295.3 million during the year ended December 31, 2005. During the year ended December 31, 2006, the Company experienced an increase of $86.1 million in CDs and $49.6 in money market accounts, due primarily to successful promotional campaigns.

During the year ended December 31, 2005, while short-term interest rates were steadily increasing, the Bank, primarily in order to control its overall cost of deposits, elected to maintain the non-promotional interest rates offered on its various deposit accounts at or near their existing levels. As a result, the attrition level on deposits increased during that time period (particularly in promotional money market accounts with expiring promotional offering rates) and exceeded the level of new deposits gathered through ongoing promotional programs. As a result, money market deposits declined $284.1 million during the year ended December 31, 2005.

During 2005, the Bank’s rates on repricing core deposits lagged those of the price leaders in its markets. This strategy served to protect margin, not deposits. Commencing in the first quarter of 2006, there was a slight shift in the Bank’s deposit pricing posture for competitive reasons. With the average rate on new loans currently generally trending above six percent, attracting and retaining new deposits became more palatable to managing the Bank’s interest rate risk during 2006 than it was throughout 2005.

During the year ended December 31, 2006, principal repayments totaled $326.8 million on real estate loans and $39.4 million on MBS. During the year ended December 31, 2005, principal repayments totaled $358.5 million on real estate loans and $89.1 million on MBS. The decrease in principal repayments on loans and MBS resulted from a reduction in borrower refinance activities associated with mortgage-related assets as a result of increases in interest rates during the period July 2005 through September 2006. The decrease in principal repayments on MBS additionally reflected a reduction in their balance due to the sale of securities in May 2005.

Since December 2002, the Bank has originated and sold multifamily residential mortgage loans in the secondary market to FNMA while retaining servicing and generating fee income while it services the loans. The Bank underwrites these loans using its customary underwriting standards, funds the loans, and sells them to FNMA at agreed upon pricing. Typically, the Bank seeks to sell loans with terms to maturity or repricing in excess of seven years from the origination date since it does not desire to retain such loans in portfolio as a result of the heightened interest rate risk they possess. Under the terms of the sales program, the Bank retains a portion of the associated credit risk. Once established, such amount continues to increase as long as the Bank continues to sell loans to FNMA under the program. The Bank retains this exposure until the portfolio of loans sold to FNMA is satisfied in its entirety or the Bank funds claims by FNMA for the maximum loss exposure. During the year ended December 31, 2006 and 2005, the Bank sold FNMA $145.4 million and $106.7 million of loans, respectively, pursuant to this program.

In order to both replace liquidity lost by the attrition of deposits during 2005 and reduce the overall level of interest rate risk associated with its assets, the Company sold $274.2 million of investment securities and MBS during the year ended December 31, 2005, recognizing a net pre-tax loss of $5.2 million on the sale. The cash proceeds of the sale were initially reinvested in overnight funds and other short-term (90 day or less) investments with an average yield approximating 3.5%. The securities sold had an average yield of 3.62% and an average estimated duration of 2.4 years upon their disposition.

Due in part to the growth in deposit funding during the year ended December 31, 2006, the Company was able to reduce its overall level of borrowings, which, because the interest rates associated with borrowings generally exceed those paid on deposits, helped minimize the increase in the average cost of its interest bearing liabilities while short-term interest rates continued to rise. During the year ended December 31, 2006, borrowings declined by $45.2 million on a net basis, as the Company utilized deposit inflows and liquidity from its investment and MBS portfolios to fund loan growth. During the year ended December 31, 2005, the Bank limited asset growth, and, as a result, undertook no new REPO borrowings or FHLBNY advances during the period.

During the year ended December 31, 2006, the Company engaged in two separate borrowing restructuring transactions. In the initial transaction, the Company restructured $145.0 million of its borrowings in order to lower their average cost. Borrowings with a weighted average cost of 4.46% and a weighted average term to maturity of one year were replaced with borrowings having a weighted average cost of 4.17% and a final maturity of ten years, callable after year one. Since portions of the original borrowings were satisfied at a discount, the Company recorded a non-recurring reduction of $43,200 in interest expense related to the prepayment.

In the second transaction, the Company restructured $170.0 million of wholesale borrowings. Under this restructuring, $120.0 million of REPOs and $50.0 million in FHLBNY advances were prepaid and replaced. The prepaid borrowings had a weighted average interest rate of 4.53%, and were replaced with a combination of REPOs and FHLBNY advances having an initial weighted average interest rate of 3.79%. The replacement FHLBNY advances have a 4.4% fixed rate of interest, a final maturity of ten years and are callable by the FHLBNY after a Lockout Period of one, two or three years. The replacement REPOs have a ten-year maturity and a Lockout Period of either one or two years. During the Lockout Period, the REPOs are variable rate (indexed to 3-month LIBOR), and have embedded interest rate caps and floors that ensure their reset interest rate will not exceed their initial interest rate. After the Lockout Period, if not called by the lender, the REPOs convert to an average fixed rate of 4.90%. The Company recorded a non-recurring reduction of $764,000 in interest expense related to the prepayment.

In the event that the Bank should require funds beyond its ability to generate them internally, an additional source of funds is available through use of its borrowing line at the FHLBNY. At December 31, 2006, the Bank had an additional potential borrowing capacity of $389.4 million available provided it owned the minimum required level of FHLBNY common stock (i.e., 4.5% of its outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by the OTS, which, as a general matter, are based on the amount and composition of an institution's assets. At December 31, 2006, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Bank uses its liquidity and capital resources primarily for the origination of real estate loans and the purchase of mortgage-backed and other securities. During the years ended December 31, 2006 and 2005, real estate loan originations totaled $563.2 million and $574.2 million, respectively. Purchases of investment securities (excluding short-term investments and federal funds sold) and MBS totaled $4.0 million during the year ended December 31, 2006 compared to $53.5 million during the year ended December 31, 2005. The decline resulted from reduced levels of liquidity experienced during the period July 2005 through September 2006 (as a result of deposit outflows), that limited the funds available for investment purchases.

During the year ended December 31, 2006, the Holding Company repurchased 777,539 shares of its common stock into treasury. All shares repurchased were recorded at the acquisition cost, which totaled $11.0 million during the period. As of December 31, 2006, up to 1,686,610 shares remained available for purchase under authorized share purchase programs. Based upon the $14.01 per share closing price of its common stock as of December 31, 2006, the Holding Company would utilize $23.6 million in order to purchase all of the remaining authorized shares. For the Holding Company to complete these share purchases, it would likely require dividend distributions from the Bank.

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

The Bank is obligated under leases for certain rental payments due on its branches and equipment. A summary of borrowings and lease obligations at December 31, 2006 is as follows:

	Payments Due By Period
Contractual Obligations	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at December 31, 2006
	(Dollars in thousands)
CDs	$961,009	$85,435	$18,225	$-	$1,064,669
Weighted average interest rate of CD's (1)	4.73%	3.77%	3.96%	-%	4.64%
Borrowings	$210,000	$90,235	$66,000	$422,665	$788,900
Weighted average interest rate of borrowings	4.40%	5.34%	4.24%	4.66%	4.63%
Operating lease obligations	$1,141	$1,945	$1,650	$3,895	$8,631
Minimum data processing system obligation	$752	$1,505	$1,003	--	$3,260
(1) The weighted average cost of CD's, inclusive of their contractual compounding of interest, was 4.76% at December 31, 2006.

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

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at December 31, 2006
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$71,595	$-	$-	$-	$71,595
Other loan commitments	55,321	-	-	-	55,321
Recourse obligation on loans sold to FNMA	18,495	-	-	-	18,495
Total Credit Commitments	$145,411	$-	$-	$-	$145,411

Analysis of Net Interest Income

The Company's profitability, like that of most banking institutions, is dependent primarily upon net interest income, which is the difference between interest income on interest-earnings assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits or borrowings. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned or paid on them. The following tables set forth certain information relating to the Company's consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods indicated. Average balances are derived from daily balances. The yields and costs include fees that are considered adjustments to yields. All material changes in average balances and interest income or expense are discussed in the comparison of operating results commencing on page F-44.

	For the Year Ended December 31,
		2006			2005			2004
	(Dollars in Thousands)
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Real estate loans (1)	$2,649,623	$155,510	5.87%	$2,533,205	$148,442	5.86%	$2,393,862	$148,844	6.22%
Other loans	1,978	190	9.61	2,369	214	9.03	3,325	248	7.46
Investment securities (2)	32,609	2,276	6.98	68,315	2,602	3.81	47,384	1,745	3.68
MBS	177,490	6,850	3.86	324,002	11,699	3.61	618,471	21,091	3.41
Other	116,447	5,984	5.14	197,891	6,755	3.41	129,570	1,830	1.41
Total interest-earning assets	2,978,147	170,810	5.74%	3,125,782	169,712	5.43%	3,192,612	$173,758	5.44%
Non-interest earning assets	148,493			150,765			159,580
Total assets	$3,126,640			$3,276,547			$3,352,192

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW, Super Now accounts	$35,475	$361	1.02%	$40,625	$408	1.00%	$41,535	$410	0.99%
Money Market accounts	463,885	12,038	2.60	611,673	9,773	1.60	806,582	11,745	1.46
Savings accounts	317,572	1,866	0.59	351,827	1,943	0.55	367,746	1,938	0.53
CDs	1,019,562	42,394	4.16	982,030	28,934	2.95	939,682	23,780	2.53
Borrowed Funds	797,318	36,681	4.60	807,800	36,283	4.49	726,083	29,903	4.12
Total interest-bearing liabilities	2,633,812	93,340	3.54%	2,793,955	$77,341	2.77%	2,881,628	$67,776	2.35%
Checking accounts	95,067			94,541			93,845
Other non-interest-bearing liabilities	104,562			101,889			100,926
Total liabilities	2,833,441			2,990,385			3,076,399
Stockholders' equity	293,199			286,162			275,793
Total liabilities and stockholders' equity	$3,126,640			$3,276,547			$3,352,192
Net interest spread (3)			2.19%			2.66%			3.09%
Net interest income/ interest margin (4)		$77,470	2.60%		$92,371	2.96%		$105,982	3.22%
Net interest-earning assets	$344,335			$331,827			$310,984
Ratio of interest-earning assets to interest-bearing liabilities			113.07%			111.88%			110.79%

(1) In computing the average balance of real estate loans, non-performing loans have been included. Interest income includes loan fees as defined under SFAS 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17."   Interest income also includes applicable prepayment fees and late charges under SFAS 91.

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

	Year Ended December 31, 2006 Compared to Year Ended December 31, 2005 Increase/ (Decrease) Due to			Year Ended December 31, 2005 Compared to Year Ended December 31, 2004 Increase/ (Decrease) Due to			Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 Increase/ (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:	(Dollars in Thousands)
Real Estate Loans	$6,818	$250	$7,068	$8,440	$(8,842)	$(402)	$13,830	$(26,399)	$(12,569)
Other loans	(37)	13	(24)	(79)	45	(34)	(22)	(28)	(50)
Investment securities	(1,927)	1,601	(326)	783	74	857	(525)	(91)	(616)
MBS	(5,475)	626	(4,849)	(10,336)	944	(9,392)	3,683	(576)	3,107
Other	(3,487)	2,716	(771)	1,650	3,275	4,925	(313)	(650)	(963)
Total	$(4,108)	$5,206	$1,098	$458	$(4,504)	$(4,046)	$16,653	$(27,744)	$(11,091)
Interest-bearing liabilities:
NOW and Super Now accounts	$(54)	$7	($47)	$(8)	$6	$(2)	$86	$(20)	$66
Money market accounts	(3,107)	5,372	2,265	(2,970)	998	(1,972)	1,857	(852)	1,005
Savings accounts	(204)	127	(77)	(77)	82	5	(15)	(452)	(467)
CDs	1,342	12,118	13,460	1,140	4,014	5,154	1,784	(2,736)	(952)
Borrowed funds	(481)	879	398	3,529	2,851	6,380	3,167	(6,106)	(2,939)
Total	(2,504)	18,503	15,999	1,614	7,951	9,565	6,879	(10,166)	(3,287)
Net change in net interest income	$(1,604)	$(13,297)	$(14,901)	$(1,156)	$(12,455)	$(13,611)	$9,774	$(17,578)	$(7,804)

Comparison of Financial Condition at December 31, 2006 and December 31, 2005

Assets. Assets totaled $3.17 billion at December 31, 2006, a slight increase from total assets of $3.13 billion at December 31, 2005.

Real estate loans increased $91.7 million during the year ended December 31, 2006, due primarily to originations of $563.2 million during the period (as interest rates offered on new loans continued to stimulate origination activity), that were partially offset by amortization of $326.8 million and sales to FNMA of $145.4 million. During the years ended December 31, 2006 and 2005, real estate loan originations totaled $563.2 million and $574.2 million, respectively. The average rate on total loan originations during the year ended December 31, 2006 was 6.43%, compared to 5.77% in the year ended December 31, 2005. Real estate loan prepayment and amortization during the year ended December 31, 2006 approximated 12% of the loan portfolio on an annualized basis, compared to 14% during the year ended December 2005. The decline in prepayment and amortization levels resulted from increases in interest rates from January 2006 to December 2006. Federal funds sold and other short-term assets increased $18.7 million during the comparative period as cash flows from maturing investment securities and principal repayments on MBS were reinvested in short-term securities and federal funds sold, since the flattened yield curve provided benefits to retaining the funds in short-term investments.

Partially offsetting the increases in real estate loans and federal funds sold and other short-term assets were declines in MBS available-for-sale and investment securities available-for-sale of $39.0 million and $15.3 million, respectively, during the year ended December 31, 2006. The decline in MBS available-for-sale resulted primarily from principal repayments of $39.4 million. The decrease in investment securities available for sale resulted primarily from maturities of $17.1 million. In addition, cash and due from banks declined $13.9 million during the year ended December 31, 2006 as excess liquidity that was maintained in cash and due from banks at December 31, 2005 was utilized for operations during the year ended December 31, 2006.

Liabilities. Total liabilities increased $48.2 million during the year ended December 31, 2006. Deposits increased $93.8 million during the period (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of deposit activity). Partially offsetting this increase was a net decline in borrowings (REPOS and FHLBNY advances) of $45.2 million. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of borrowing activity).

Stockholders' Equity. Stockholders' equity declined $1.1 million during the year ended December 31, 2006, due to cash dividends of $19.7 million and treasury stock repurchases of $11.0 million during the period. Additionally, accumulated other comprehensive loss (which is recorded as a negative balance within stockholders' equity) increased by $3.8 million during the year ended December 31, 2006. The change in accumulated comprehensive loss resulted primarily from a charge of $3.8 million caused by the adoption of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). The increase of $3.8 million in accumulated other comprehensive loss caused a corresponding decrease in stockholders' equity during the period.

Partially offsetting the decrease to stockholders' equity during the year ended December 31, 2006 were net income of $30.6 million, common stock issued in fulfillment of stock option exercises totaling $910,000, and an increase to equity of $1.4 million related to amortization of the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates ("ESOP") and The Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc. ("RRP") stock benefit plans. The ESOP and RRP possess investments in the Holding Company's common stock that are recorded as reductions in stockholders' equity ("Contra Equity Balances"). As compensation expense is recognized on the ESOP and RRP, the Contra Equity Balances are reduced in a corresponding amount, resulting in an increase to their respective equity balances. This increase to equity offsets the decline in the Company's retained earnings related to the periodic recorded ESOP and RRP expenses.

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

Stockholders' Equity. Stockholders' equity increased $10.0 million during the year ended December 31, 2005, due to net income of $36.2 million, common stock issued in fulfillment of stock option exercises totaling $2.3 million, tax benefits on stock option exercises totaling $2.3 million, and an increase to equity of $1.4 million related to amortization of the ESOP and the RRP stock benefit plans. As compensation expense is recognized on the ESOP and RRP, the Contra Equity Balances are reduced, resulting in an increase to their respective equity balances. This increase to equity offsets the decline in the Company's retained earnings related to the periodic recorded ESOP and RRP expenses.

Offsetting the increase to stockholders' equity during the year ended December 31, 2005 were cash dividends of $19.9 million and treasury stock repurchases of $12.2 million during the period, along with an increase in other comprehensive loss of $100,000 resulting primarily from the addition of a minimum pension liability of $276,000 during the period.

Comparison of Operating Results for the Years Ended December 31, 2006 and 2005

General. Net income was $30.6 million during the year ended December 31, 2006, a decrease of $5.6 million from net income of $36.2 million during the year ended December 31, 2005. Net interest income decreased $14.9 million, non-interest income increased $7.2 million and non-interest expense increased $1.2 million, resulting in a decline in pre-tax net income of $8.8 million. Income tax expense decreased $3.2 million as a result of the decline in pre-tax net income.

Net Interest Income. The discussion of net interest income for the years ended December 31, 2006 and 2005 presented below should be read in conjunction with the tables on pages F-42 and F-43, which set forth certain information related to the consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated. The yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Net interest income for the year ended December 31, 2006 decreased $14.9 million to $77.5 million, from $92.4 million during the year ended December 31, 2005. The decrease was attributable to an increase of $16.0 million in interest expense that was slightly offset by an increase of $1.1 million in interest income. The net interest spread decreased 47 basis points, from 2.66% for the year ended December 31, 2005 to 2.19% for the year ended December 31, 2006, and the net interest margin decreased 36 basis points, from 2.96% to 2.60% during the same period.

The tightening of monetary policy by the FOMC from the second half of 2004 through June 30, 2006, in combination with various market factors suppressing increases in both general long-term interest rates and interest rates offered on real estate loans within the Bank's lending market, resulted in a narrowing spread between short and long-term interest rates, which negatively impacted net interest income during the year ended December 31, 2006.

The decrease in both the net interest spread and net interest margin reflected an increase of 77 basis points in the average cost of interest bearing liabilities. The increase resulted primarily from the following: (i) borrowings, which possess a higher average cost than deposits, became a larger percentage of the Bank's total interest bearing liabilities as a result of runoff in average deposit balances during 2006, and (ii) the average cost of money market deposits and CDs increased by 100 basis points and 121 basis points, respectively, during the comparative period, reflecting increases in short-term interest rates during 2006. (See "Interest Expense" below).

Partially offsetting the increase in the average cost of interest bearing liabilities was an increase of 31 basis points in the average yield on interest earning assets during the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase resulted primarily from an increase in the average balance of real estate loans (the Bank's highest yielding interest earning asset) as a percentage of total interest earning assets, which was coupled with an increase in the average yields on real estate loans and MBS of 1 basis point and 25 basis points, respectively, during the comparative period. The increase in the composition of real estate loans as a percentage of interest earning assets resulted from both loan origination activity during 2006 coupled with a reduction in the level of investment securities and MBS during the same period, as cash flows from maturing investment securities and MBS were utilized to fund both loan originations and ongoing operations of the Company. The increase in average yield on real estate loans reflected ongoing increases in medium- and long-term interest rates during 2006. The increase in average yield on MBS reflected ongoing increases in short- and medium-term interest rates during 2006.

Interest Income. Interest income was $170.8 million during the year ended December 31, 2006, an increase of $1.1 million from the year ended December 31, 2005. Interest income on real estate loans increased $7.1 million and was partially offset by decreases in interest income on MBS, investment securities and other short-term investments of $4.8 million, $326,000 and $771,000, respectively, during the period.

The increase in interest income on real estate loans resulted primarily from growth in their average balance of $116.4 million during the year ended December 31, 2006 compared to the year ended December 31, 2005. The growth reflected real estate loan originations of $563.2 during 2006, which were partially offset by principal repayments and loan sales during the period.

The one basis point increase in average yield on real estate loans during the year ended December 31, 2006 compared to the year ended December 31, 2005, resulted from ongoing increases in medium and long-term interest rates from October 2005 through June 2006, which resulted in an increase in the average origination rate on real estate loans from 5.77% during the year ended December 31, 2005 to 6.43% during the year ended December 31, 2006.

The decline in interest income on MBS during the year ended December 31, 2006 compared to the year ended December 31, 2005 resulted from a decreased average balance of $146.5 million (resulting primarily from the sale of $236.9 million of MBS in May 2005 and principal repayments on MBS of $39.4 million during 2006), that was partially offset by an increase of 25 basis points in average yield during the year ended December 31, 2006 compared to the year ended December 31, 2005 (resulting from increases in short and medium-term interest rates during 2006). The decline in interest income on investment securities and other short-term investments reflected declines in their average balances of $35.7 million and $81.4 million, respectively, during the year ended December 31, 2006 compared to the year ended December 31, 2005, as cash flows from maturing investment securities and other short-term investments were utilized to fund both loan originations and ongoing operations of the Company.

Interest Expense. Interest expense increased $16.0 million, to $93.3 million, during the year ended December 31, 2006, from $77.3 million during the year ended December 31, 2005. The growth resulted primarily from increased interest expense of $13.5 million related to CDs and $2.3 million related to money market accounts.

The increase in interest expense on CDs resulted from an increase in their average cost of 121 basis points during the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase in average cost resulted from increases in short-term interest rates during 2006, as most of the Bank's CDs outstanding at December 2005 matured during this timeframe. In addition, the average balance of CDs increased $37.5 million during the period, reflecting successful gathering of new CDs from promotional activities during 2006. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). The increase of $2.3 million in interest expense on money market accounts resulted from an increase of 100 basis points in average cost during 2006 that was attributable to increases in short-term interest rates during 2006. Partially offsetting the increased cost was a $147.8 million decline in the average balance of money market accounts during 2006 that resulted primarily from a $173.2 million decrease in money market accounts from June 30, 2005 through June 30, 2006, as management elected not to compete aggressively for money market balances during this time period.

Provision for Loan Losses. The provision for loan losses was $240,000 during the year ended December 31, 2006, down from $340,000 during the year ended December 31, 2005. The decline reflected an additional provision of $100,000 taken during 2005 related to consumer loans. Otherwise the provisions taken in 2006 and 2005 reflected inherent losses in the Bank's real estate loan portfolio that resulted from ongoing originations.

Non-Interest Income. Non-interest income, excluding gains or losses on the sale of assets, totaled $9.3 million during the year ended December 31, 2006, compared to $9.4 million during the year ended December 31, 2005. There were no material changes in any individual item during the comparable period.

The Company sold loans to FNMA totaling $145.4 million and $108.5 million during the years ended December 31, 2006 and 2005, respectively. The gains recorded on these sales were $1.5 million and $924,000, respectively, during the years ended December 31, 2006 and 2005. The majority of the loans sold during both of these periods were designated for sale upon origination.

During the year ended December 31, 2006, the Company recorded a pre-tax gain of $1.1 million on the sale of mutual fund investments associated with the Benefit Maintenance Plan of Dime Community Bancshares, Inc. ("BMP"). During the year ended December 31, 2005, the Company incurred a pre-tax loss of $5.2 million related to the sale of $274.2 million of investment and mortgage-backed securities under a restructuring of its securities portfolio. During the year ended December 31, 2006, the Company sold a parcel of real estate obtained in its acquisition of Financial Bancorp, Inc. in 1999, recognizing a pre-tax gain of $478,000.

Non-Interest Expense. Non-interest expense was $42.0 million during the year ended December 31, 2006, an increase of $1.2 million from the year ended December 31, 2005.

Salaries and employee benefits increased $591,000 during the comparative period, reflecting normal salary increases as well as the filling of open and new staffing and management positions. Additions to staff occurred primarily in the retail division of the Bank, where initiatives included product and sales development for business and professional banking.

Occupancy and equipment expense increased $369,000 during the year ended December 31, 2006 compared to the year ended December 31, 2005 due to both general increases in utility costs and real estate taxes as well as the addition of the Valley Stream branch in March 2006.

Data systems expense increased $339,000 during the year ended December 31, 2006 compared to the year ended December 31, 2005, resulting from the expiration of promotional pricing the Company received throughout the first six months of 2005 from its new data systems vendor.

Non-interest expense to average assets was 1.34% during the year ended the December 31, 2006, compared to 1.24% for the year ended December 31, 2005. Average assets decreased by $149.9 million during 2006 as a result of the previously discussed declines in the average balance of investment securities, MBS and other short-term investments during 2006.

Income Tax Expense. Income tax expense decreased $3.2 million during the year ended December 31, 2006 compared to the year ended December 31, 2005, due primarily to a decline of $8.8 million in pre-tax net income during the period.

Comparison of the Operating Results for the Year Ended December 31, 2005 and 2004

General. Net income was $36.2 million during the year ended December 31, 2005, a decrease of $10.0 million from net income of $46.2 million during the year ended December 31, 2004. During the comparative period, net interest income decreased $13.6 million, non-interest income decreased $5.2 million and non-interest expense decreased $1.7 million, resulting in a decline in income before income tax of $17.2 million. Income tax expense decreased $7.2 million as a result of the decline in income before income tax.

Net Interest Income. Net interest income for the year ended December 31, 2005 decreased $13.6 million, to $92.4 million, from $106.0 million during the year ended December 31, 2004.

The decrease was attributable to an increase of $9.6 million in interest expense coupled with a decrease of $4.0 million in interest income. The net interest spread decreased 43 basis points, from 3.09% for the year ended December 31, 2004 to 2.66% for the year ended December 31, 2005, and the net interest margin decreased 36 basis points, from 3.32% to 2.96% during the same period.

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

In addition, the average yield on interest earning assets declined one basis point during the year ended December 31, 2005 compared to the year ended December 31, 2004. This decline resulted from a reduction of 36 basis points in the average yield on real estate loans due to a decline of $4.8 million in prepayment fee income during the year ended December 31, 2005 compared to the year ended December 31, 2004.

Interest Income. Interest income was $169.7 million during the year ended December 31, 2005, a decrease of $4.0 million from $173.7 million during the year ended December 31, 2004. Interest income on real estate loans and MBS declined $402,000 and $9.4 million, respectively, during the period. Partially offsetting these decreases were increases in interest income on investment securities and other short-term investments of $857,000 and $4.9 million, respectively, during the year ended December 31, 2005 compared to the year ended December 31, 2004.

The decrease in interest income on real estate loans resulted from a decline of $4.8 million in prepayment fee income during the year ended December 31, 2005 compared to the year ended December 31, 2004, as increases in medium- and long-term interest rates resulted in a reduction in loan refinancing activity during 2005. In addition, since the average interest rate on the loans that satisfied, prepaid and/or refinanced during this period was higher than the average yield on the remaining loan portfolio, the average yield on real estate loans declined throughout the period. These factors combined to result in a reduction of 36 basis points in the yield on real estate loans during the year ended December 31, 2005 compared to the year ended December 31, 2004.

Partially offsetting the decrease in interest income on real estate loans that resulted from a decline in their yield was an increase in their average balance of $139.3 million during the year ended December 31, 2005 compared to the year ended December 31, 2004. The growth in the average balance of real estate loans reflected real estate loan originations of $574.2 million during the year ended December 31, 2005, which were partially offset by principal repayments and loan sales during the period.

The decline in interest income on MBS during the year ended December 31, 2005 compared to the year ended December 31, 2004 resulted from a decreased average balance of $294.5 million (resulting from both the sale of $237.3 million of MBS and principal repayments of $89.1 million during the year ended December 31, 2005) that was partially offset by an increase of 20 basis points in average yield during the year ended December 31, 2005 compared to the year ended December 31, 2004 (resulting from increases in short-term interest rates during 2005).

The growth in interest income on investment securities during the year ended December 31, 2005 compared to the year ended December 31, 2004 reflected increases in both their average yield and average balance during the period. The increase in the average balance of investment securities reflected the purchase of investment securities available-for-sale totaling $52.0 million during the year ended December 31, 2005. The average yield on investment securities increased 13 basis points during the year ended December 31, 2005 compared to the year ended December 31, 2004 due to increases in short-term interest rates during 2005. Since the Company's investment securities portfolio is predominantly short and medium-term in nature, its overall yield was favorably impacted by the increases in interest rates.

The increase in interest income on federal funds sold and other short-term investments resulted from an increase of 200 basis points in their average yield, reflecting an increase of 200 basis points in short-term interest rates during 2005, and an increase of $68.3 million in their average balance due to management's decision to maintain a higher level of federal funds sold and other short-term investments during a period of rising short-term interest rates and flat or minimally rising long-term interest rates.

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

Non-Interest Income. Non-interest income decreased $5.2 million, to $5.2 million, during the year ended December 31, 2005, from $10.4 million during the year ended December 31, 2004.

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

Salaries and employee benefits increased $836,000 during the year ended December 31, 2005 compared to the year ended December 31, 2004, reflecting both additional staffing and general salary increases during the year ended December 31, 2005, offset by a reduction to expense related to the BMP, reflecting management's decision to forego the defined contribution portion of BMP benefits earned in 2005.

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

Net Interest Income. Net interest income for the year ended December 31, 2004 decreased $7.8 million to $106.0 million from $113.8 million during the year ended December 31, 2003. This decrease was attributable to a decline of $11.1 million in interest income that was partially offset by a decline of $3.3 million in interest expense during the year ended December 31, 2004 compared to the year ended December 31, 2003. The net interest spread decreased 53 basis points from 3.62% for the year ended December 31, 2003 to 3.09% for the year ended December 31, 2004, and the net interest margin decreased 58 basis points from 3.90% to 3.32% during the same period.

The decrease in both the net interest spread and net interest margin reflected a 90 basis point decline in the average yield on interest earning assets as a result of the continued repricing of assets during the historically low interest rate environment that persisted from January 2002 through December 2004. In addition, prior to January 2004, the overall low interest rate environment resulted in a greater decline in the average cost of interest bearing liabilities than the decline in average yield on interest earning assets. During the year ended December 31, 2004, the continued low interest rate environment created the opposite effect, resulting in a greater decline in the average yield on interest earning assets than in the average cost of interest bearing liabilities. (See section entitled "Interest Income" below for a further discussion of these declines). As a result, both the net interest spread and the net interest margin, which had increased during most of 2003 and 2002, declined during the year ended December 31, 2004.

During the year ended December 31, 2004 compared to the year ended December 31, 2003, the average yield on real estate loans and MBS, which collectively comprised the great majority of the Company's interest earning assets, declined by 115 basis points and 10 basis points, respectively (See the discussion entitled "Interest Income" below for a further examination of these declines).

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

Interest Income. Interest income was $173.7 million during the year ended December 31, 2004, a decrease of $11.1 million from $184.8 million during the year ended December 31, 2003. Interest income on real estate loans, investment securities and other short term investments declined by $12.6 million, $616,000 and $963,000, respectively, during the year ended December 31, 2004 compared to the year ended December 31, 2003. Partially offsetting these declines was an increase of $3.1 million in interest income on MBS during the year ended December 31, 2004 compared to the year ended December 31, 2003.

The decline in interest income resulted from the historically low interest rate environment that existed during the period January 1, 2002 through December 31, 2004. That environment stimulated the refinancing and prepayment of higher rate loans in the Bank's portfolio, while also resulting in reduced rates on existing portfolio loans that repriced during the period January 1, 2003 to December 31, 2004 (although the levels of refinancing and prepayment did experience a decline during the year ended December 31, 2004 as a result of an increase in interest rates). Prepayment fee income declined $5.6 million, due to a decrease in refinancing driven by the significant levels of refinancing that occurred during 2003, as well as increases in interest rates during the second half of 2004. The combination of these two factors resulted in a decline of 115 basis points in the average yield on real estate loans (the Bank's largest interest-earning asset) during the year ended December 31, 2004 compared to the year ended December 31, 2003.

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

Provision for Loan Losses. The provision for loan losses was approximately $280,000 during both of the years ended December 31, 2004 and 2003 (See "Item 1. Business - Allowance for Loan Losses").

Non-Interest Income. Non-interest income increased $988,000, to $10.4 million, during the year ended December 31, 2004, from $9.4 million during the year ended December 31, 2003. This change resulted primarily from a net increase of $1.0 million in net gains recorded on the sale of loans, investment securities and MBS.

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

Data processing costs increased $765,000 during the comparative period, primarily due to non-recurring charges approximating $640,000 associated with a loan servicing, retail deposit branch operations and accounting transaction processing data system conversion completed by the Company in November 2004.

Occupancy and equipment expenses increased $159,000 due to increased maintenance and utility costs and increased depreciation expense associated with acquired furniture and fixtures.

Income Tax Expense. Income tax expense decreased $3.4 million during the year ended December 31, 2004 compared to the year ended December 31, 2003, due primarily to a decline of $8.4 million in income before income tax. The effective tax rate approximated 37.5% during both of the years ended December 31, 2004 and 2003.

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

Recently Issued Accounting Standards

For a discussion of the impact of recently issued accounting standards, please see Note 1 to the Company's consolidated financial statements that commence on page F-62.

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

The largest component of the Bank's interest earning assets, real estate loans, derives its current interest rate primarily from either the five- or seven-year constant maturity Treasury index. As a result, the Bank's interest earning assets are most sensitivity to these benchmark interest rates. Since the majority of the Bank's interest bearing liabilities mature within one year, its interest bearing liabilities are most sensitive to fluctuations in short-term interest rates.

Neither the Holding Company nor the Bank is subject to foreign currency exchange or commodity price risk. In addition, the Company owned no trading assets, nor did it engage in any hedging transactions utilizing derivative instruments (such as interest rate swaps and caps) or embedded derivative instruments that required bifurcation during the years ended December 31, 2006 or 2005. In the future, the Company may, with appropriate Board approval, engage in hedging transactions utilizing derivative instruments.

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

Assets. The Bank's largest single asset type is the adjustable-rate multifamily residential loan. Multifamily residential loans typically carry shorter average terms to maturity than one- to four-family residential loans, thus significantly reducing the overall level of interest rate risk. Approximately 80% of multifamily residential loans originated during the twelve months ended December 31, 2006 were adjustable rate, with repricing typically occurring after five or seven years, compared to approximately 80% during the twelve months ended December 31, 2005. In addition, the Bank has sought to include in its portfolio various types of adjustable-rate one- to four-family loans and adjustable and floating-rate investment securities, which generally have repricing terms of three years or less. At December 31, 2006, adjustable-rate real estate and consumer loans totaled $2.26 billion, or 71.1% of total assets, and adjustable-rate investment securities (CMOs, REMICs, MBS issued by GSEs and other securities) totaled $23.8 million, or 0.8% of total assets. At December 31, 2005, adjustable-rate real estate and consumer loans totaled $2.14 billion, or 68.6% of total assets, and adjustable-rate investment securities (CMOs, REMICs, MBS issued by GSEs and other securities) totaled $23.0 million, or 0.7% of total assets.

Deposit Liabilities. As a traditional community-based savings bank, the Bank is largely dependent upon its base of competitively priced core deposits to provide stability on the liability side of the balance sheet. The Bank has retained many loyal customers over the years through a combination of quality service, convenience, and a stable and experienced staff. Core deposits, at December 31, 2006, were $943.9 million, or 47.0% of total deposits. The balance of CDs as of December 31, 2006 was $1.06 billion, or 53.0% of total deposits, of which $961.0 million, or 90.3%, were to mature within one year. The weighted average maturity of the Bank's CDs at December 31, 2006 was 6.2 months compared to 6.9 months at December 31, 2005. While the Bank generally prices its CDs in an effort to encourage the extension of the average maturities of deposit liabilities beyond one year, the decline in the average maturity of CDs during the year ended December 31, 2006 reflected customer recognition that rising short-term interest rates during 2006 made long-term CDs less desirable.

Wholesale Funds. The Bank is a member of the FHLBNY, which provided the Bank with a borrowing line of up to $935.9 million at December 31, 2006.  The Bank borrows from the FHLBNY for various purposes. At December 31, 2006, the Bank had outstanding advances of $571.5 million from the FHLBNY, of which $546.5 million were unsecured.

The Bank has authority to accept brokered deposits as a source of funds. The Bank had no outstanding brokered deposits at either December 31, 2006 or December 31, 2005.

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

The following table sets forth the amounts of the Company's consolidated interest-earning assets and interest-bearing liabilities outstanding at December 31, 2006 which are anticipated, based upon certain assumptions, to reprice, prepay or mature in each of the time periods shown. Except as stated below, the amounts of assets and liabilities shown repricing or maturing during a particular period reflect the earlier of term to repricing or maturity of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities which existed at December 31, 2006 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and selected subsequent time intervals. For purposes of presentation in the table, the Bank utilized its historical deposit attrition experience ("Deposit Decay Rate") for savings accounts, which it believes to be the most accurate measure. For NOW, Super NOW and money market accounts, it utilized the Deposit Decay Rates published by the OTS.

All amounts calculated in the table for both loans and MBS reflect principal balances expected to reprice as a result of contractual interest rate adjustments or from reinvestment of cash flows generated from anticipated principal repayments (inclusive of early prepayments).

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

At December 31, 2006	3 Months or Less	More than 3 Months to 6 Months	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Non-interest bearing	Total
	(Dollars in Thousands)
Interest-Earning Assets (1):
Mortgages and other loans	$136,588	$88,689	$180,232	$1,199,700	$847,129	$251,335	-	$2,703,673
Investment securities	21,617	-	-	1,219	-	6,947	-	29,783
MBS (2)	9,862	8,145	16,292	45,650	28,131	46,357	-	154,437
Other short-term Investments	78,752	-	-	-	-	-	-	78,752
FHLBNY capital stock	31,295	-	-	-	-	-	-	31,295
Total interest-earning assets	278,114	96,834	196,524	1,246,569	875,260	304,639	-	2,997,940
Less:
Allowance for loan losses	-	-	-	-	-	-	$(15,514)	(15,514)
Net interest-earning assets	278,114	96,834	196,524	1,246,569	875,260	304,639	(15,514)	2,982,426
Non-interest-earning assets	-	-	-	-	-	-	190,951	190,951
Total assets	$278,114	$96,834	$196,524	$1,246,569	$875,260	$304,639	$175,437	$3,173,377
Interest-Bearing Liabilities
Savings accounts	$10,367	$10,016	$19,024	$63,208	$47,789	$148,118	-	$298,522
NOW and Super NOW accounts	3,286	2,982	5,161	11,727	3,629	8,734	-	35,519
Money market accounts	101,635	81,562	117,980	101,490	53,229	58,711	-	514,607
CDs	306,219	395,120	259,670	85,435	18,225	-	-	1,064,669
Borrowed funds	185,000	25,000	172,500	98,235	16,000	195,000	-	691,735
Subordinated notes	-	-	-	-	25,000	-		25,000
Trust preferred securities	-	-	-	-	-	72,165		72,165
Interest-bearing escrow	-	-	-	-	-	1,412	-	1,412
Total interest-bearing liabilities	606,507	514,680	574,335	360,095	163,872	484,140	-	2,703,629
Checking accounts	-	-	-	-	-	-	$95,215	95,215
Other non-interest-bearing liabilities	-	-	-	-	-	-	83,902	83,902
Stockholders' equity	-	-	-	-	-	-	290,631	290,631
Total liabilities and stockholders' equity	$606,507	$514,680	$574,335	$360,095	$163,872	$484,140	$469,748	$3,173,377
Positive (Negative) interest sensitivity gap per period	$(328,393)	$(417,846)	$(377,811)	$886,474	$711,388	$(179,501)	-
Positive (Negative) cumulative interest sensitivity gap	$(328,393)	$(746,239)	$(1,124,050)	$(237,576)	$473,812	$294,311	-
Positive (Negative) cumulative interest sensitivity gap as a percent of total assets	(10.35)%	(23.52)%	(35.42)%	(7.49)%	14.93%	9.27%	-
Cumulative total interest-earning assets as a percent of cumulative total interest-bearing liabilities	45.86%	33.44%	33.70%	88.44%	121.35%	110.89%	-

(1)
Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, or contractual maturities or calls.

(2)	Based upon historical repayment experience, and, where applicable, balloon payment dates.

At December 31, 2006, the Company's consolidated balance sheet was composed primarily of assets that were estimated to mature or reprice within five years, with a significant portion maturing or repricing within one year. In addition, the Bank's deposit base was composed primarily of savings accounts, money market accounts and CDs with maturities of two years or less. At December 31, 2006, interest-bearing liabilities estimated to mature or reprice within one year totaled $1.70 billion, while interest-earning assets estimated to mature or reprice within one year totaled $571.5 million, resulting in a negative one-year interest sensitivity Gap of $1.12 billion, or negative 35.4% of total assets. In comparison, at December 31, 2005, interest-bearing liabilities estimated to mature or reprice within one year totaled $1.48 billion, while interest-earning assets estimated to mature or reprice within one year totaled $569.0 million, resulting in a negative one-year interest sensitivity Gap of $909.1 million, or negative 29.1% of total assets. The increase in the magnitude of the one-year negative interest sensitivity Gap resulted from an increase in the level of CDs and money market accounts maturing or repricing in one year or less, reflecting growth in their balance from December 31, 2005 to December 31, 2006.

Under interest rate scenarios other than that which existed on December 31, 2006, the interest sensitivity Gap for assets and liabilities could differ substantially based upon different assumptions about the manner in which core Deposit Decay Rates and loan prepayments would change. For example, the interest rate risk management model assumes that in a rising rate scenario, by paying competitive rates on non-core deposits, a portion of core deposits will transfer to CDs and be retained, although at higher cost. Also, in a rising interest rate environment, loan and MBS prepayment rates would be expected to slow, as borrowers postpone loan refinancings until rates again decline.

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

Generally, the fair value of fixed-rate instruments fluctuates inversely with changes in interest rates. Increases in interest rates could thus result in decreases in the fair value of interest-earning assets, which could adversely affect the Company's consolidated results of operations if they were to be sold, or, in the case of interest-earning assets classified as available for sale, reduce the Company's consolidated stockholders' equity, if retained. The changes in the value of assets and liabilities due to fluctuations in interest rates reflect the interest rate sensitivity of those assets and liabilities. Under GAAP, changes in the unrealized gains and losses, net of taxes, on securities classified as available for sale are reflected in stockholders' equity through other comprehensive income. As of December 31, 2006, the Company's consolidated securities portfolio included $184.0 million in securities classified as available for sale, which possessed a gross unrealized loss of $5.6 million. Neither the Holding Company nor the Bank owned any trading assets as of December 31, 2006 or 2005.

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

An interest rate risk exposure compliance report is presented to the Bank's Board of Directors on a quarterly basis. The report, prepared in accordance with Thrift Bulletin 13a, compares the Bank's estimated Pre-Shock Scenario NPV to the estimated NPVs calculated under the various Rate Shock Scenarios. The calculated estimates of the resulting NPV Ratios are compared to current limits established by management and approved by the Board of Directors.

The analysis that follows presents the estimated NPV in the Pre-Shock Scenario and four Rate Shock Scenarios and measures the dollar amount and percentage by which each of the Rate Shock Scenario NPVs changes from the Pre-Shock Scenario NPV. Interest rate sensitivity is measured by the changes in the various Rate Shock Scenario NPV Ratios from the Pre-Shock Scenario NPV Ratio.

	At December 31, 2006
	Net Portfolio Value					At December 31, 2005
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Basis Point Change in NPV Ratio	NPV Ratio	Basis Point Change in NPV Ratio	Board Approved NPV Limit
	(Dollars in Thousands)
Rate Shock Scenario
+ 200 Basis Points	$306,488	($79,714)	-20.64%	10.01%	(220)	10.69%	(235)	6.0%
+ 100 Basis Points	349,577	-36,625	-9.48	11.22	(99)	12.01	(103)	7.0
Pre-Shock	386,202	-	-	12.21	-	13.04	-	8.0
- 100 Basis Points	405,945	19,743	5.11	12.67	46	13.66	62	8.0
- 200 Basis Points	402,937	16,735	4.33	12.47	26	13.25	21	8.0

The NPVs presented above incorporate some asset and liability values derived from the Bank’s valuation model, such as those for mortgage loans and time deposits, and some asset and liability values that are provided by reputable independent sources, such as values for the Bank's MBS and CMO portfolios, as well as its putable borrowings. The valuation model makes various estimates regarding cash flows from principal repayments on loans and passbook Deposit Decay Rates at each level of interest rate change. The Bank's estimates for loan prepayment levels are influenced by the recent history of prepayment activity in its loan portfolio as well as the interest-rate composition of the existing portfolio, especially vis-à-vis the current interest rate environment. In addition, the Bank considers the amount of prepayment fee protection inherent in the loan portfolio when estimating future prepayment cash flows.

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

The Pre-Shock Scenario NPV declined from $408.9 million at December 31, 2005 to $386.2 million at December 31, 2006. The Pre-Shock Scenario NPV Ratio was 12.21% at December 31, 2006, down from 13.04% at December 31, 2005. The decrease was due primarily to a decline in the Bank's equity resulting from $58.0 million of capital distributions during the year ended December 31, 2006 that exceeded the Bank's earnings during the same period, which was partially offset by an increased valuation of multifamily loans at December 31, 2006 compared to December 31, 2005, that resulted from a reduction in their term to next repricing. The decrease in the Pre-Shock Scenario NPV Ratio reflected the decline in the Pre-Shock Scenario NPV at December 31, 2006 compared to December 31, 2005.

The Bank’s +200 basis point Rate Shock Scenario NPV decreased from $323.4 million at December 31, 2005 to $306.5 million at December 31, 2006. This decline also resulted from the reduction of the Bank's equity from the $58.0 million capital distribution during the year ended December 31, 2006 which was partially offset by earnings during the period and an increased valuation of multifamily loans at December 31, 2006 compared to December 31, 2005. The increased valuation of multifamily loans in the +200 basis point Rate Shock Scenario NPV at December 31, 2006 compared to December 31, 2005 resulted primarily from their shorter term to next repricing at December 31, 2006, which reduced the decrease in their valuation from lower expected prepayment and amortization levels in the +200 basis point Rate Shock Scenario versus the Pre-Shock Scenario.

The NPV Ratio was 10.01% in the +200 basis point Rate Shock Scenario at December 31, 2006, down from 10.69% at December 31, 2005. The decrease reflected the aforementioned decline in the +200 basis point Rate Shock Scenario NPV during the period.

At December 31, 2006, the sensitivity change in the +200 basis point Rate Shock Scenario was 220 basis points, compared to a sensitivity change of 235 basis points in the +200 basis point Rate Shock Scenario at December 31, 2005. The reduction in sensitivity was primarily due to the aforementioned increase in the value of multifamily loans in the +200 basis point Rate Shock Scenario at December 31, 2006 compared to December 31, 2005.

Item 8. Financial Statements and Supplementary Data

For the Company's consolidated financial statements, see index on page F-62.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 31, 2006, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each found that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, utilizing the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Controls - Integrated Framework." Based upon its assessment, management believes that, as of December 31, 2006, the Company's internal control over financial reporting is effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, as stated in its report, which is included below and which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dime Community Bancshares, Inc. & Subsidiaries
Brooklyn, NY 11211

We have audited management's assessment, included in the accompanying Management's Report of Internal Control Over Financial Reporting, that Dime Community Bancshares, Inc. and Subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements, and included an explanatory paragraph relating to the adoption of the Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 15, 2007

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the Holding Company is presented under the headings "Proposal 1 - Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" in the Holding Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 17, 2007 (the "Proxy Statement") which will be filed with the SEC within 120 days of December 31, 2006, and is incorporated herein by reference.

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

The following table presents equity compensation plan information as of December 31, 2006:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)] (c)
Equity compensation plans approved by the Company's shareholders	2,250,747	$14.85	1,430,977(1)
Equity compensation plans not approved by the Company's shareholders	-	-	-

(1)  Amount comprised of 303,137 shares held by the RRP that remained available for issuance to individual employees, officers or outside directors of the Company as of December 31, 2006, and 106,156 stock options that remain available for future issuance under the 2001 Stock Option Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc., and 1,021,684 equity awards that remain available for future issuance under the 2004 Stock Incentive Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc. (the "2004 Stock Incentive Plan"). Substantially all of the equity compensation remaining available for future issuance is available under the 2004 Stock Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is included under the heading "Transactions with Certain Related Persons" in the Proxy Statement and is incorporated herein by reference. Information regarding director independence is included under the heading "Information as to Nominees and Continuing Directors" in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services, as well as the Audit Committee's pre-approval policies and procedures, is included under the heading "Proposal 2 - Ratification of Appointment of Independent Auditors," in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  (1) Financial Statements

See index to Consolidated Financial Statements on page F-62.

  (2) Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or Notes thereto under "Item 8. Financial Statements and Supplementary Data."

(3) Exhibits Required by Item 601 of SEC Regulation S-K

See Index of Exhibits on pages F-104 and F-105.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2007.

DIME COMMUNITY BANCSHARES, INC.

                        By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title
/s/ VINCENT F. PALAGIANO Vincent F. Palagiano	Chairman of the Board and Chief Executive Officer (Principal executive officer)
/s/ MICHAEL P. DEVINE Michael P. Devine	President and Chief Operating Officer and Director
/s/ KENNETH J. MAHON Kenneth J. Mahon	Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)
/s/ ANTHONY BERGAMO Anthony Bergamo	Director
/s/ GEORGE L. CLARK, JR. George L. Clark, Jr.	Director
/s/ STEVEN D. COHN Steven D. Cohn	Director
/s/ PATRICK E. CURTIN Patrick E. Curtin	Director
/s/ FRED P. FEHRENBACH Fred P. Fehrenbach	Director
/s/ JOHN J. FLYNN John J. Flynn	Director
/s/ JOSEPH J. PERRY Joseph J. Perry	Director
/s/ DONALD E. WALSH Donald E. Walsh	Director
/s/ OMER S.J. WILLIAMS Omer S.J. Williams	Director

CONSOLIDATED FINANCIAL STATEMENTS OF DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dime Community Bancshares, Inc. and Subsidiaries
Brooklyn, NY

We have audited the accompanying consolidated statements of financial condition of Dime Community Bancshares, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dime Community Bancshares, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 15, the Company adopted the Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” as of December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 15, 2007

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)
	December 31, 2006	December 31, 2005
ASSETS:
Cash and due from banks	$26,264	$40,199
Federal funds sold and short-term investments	78,752	60,014
Encumbered investment securities held-to-maturity (estimated fair value of $235 and $456 at December 31, 2006 and 2005, respectively) (Note 3)	235	455
Investment securities available-for-sale, at fair value (Note 3)
Encumbered	-	13,062
Unencumbered	29,548	31,770
	29,548	44,832
Mortgage-backed securities available-for-sale, at fair value (Note 4):
Encumbered	147,765	191,093
Unencumbered	6,672	2,360
	154,437	193,453
Loans (Note 5):
Real estate, net	2,700,268	2,608,854
Other loans	2,205	2,341
Less allowance for loan losses (Note 6)	(15,514)	(15,785)
Total loans, net	2,686,959	2,595,410
Loans held for sale	1,200	900
Premises and fixed assets, net (Note 8)	22,886	16,527
Federal Home Loan Bank of New York capital stock (Note 9)	31,295	29,917
Goodwill (Note 1)	55,638	55,638
Other assets (Notes 7, 14 and 15)	86,163	88,881
Total Assets	$3,173,377	$3,126,226
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors (Note 10):
Interest bearing deposits	$1,913,317	$1,817,771
Non-interest bearing deposits	95,215	97,001
Total deposits	2,008,532	1,914,772
Escrow and other deposits (Note 7)	46,373	47,518
Securities sold under agreements to repurchase (Note 11)	120,235	205,455
Federal Home Loan Bank of New York advances (Note 12)	571,500	531,500
Subordinated notes payable (Note 13)	25,000	25,000
Trust Preferred securities payable (Note 13)	72,165	72,165
Other liabilities (Note 14 and 15)	38,941	38,102
Total Liabilities	2,882,746	2,834,512
Commitments and Contingencies (Note 16)
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at December 31, 2006 and 2005)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 50,862,867 shares and 50,633,881 shares issued at December 31, 2006 and 2005, respectively, and 36,456,354 shares and 36,956,907 shares outstanding at December 31, 2006 and 2005, respectively)	509	506
Additional paid-in capital	206,601	204,083
Retained earnings (Note 2)	285,420	274,579
Accumulated other comprehensive loss, net of deferred taxes	(7,100)	(3,328)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP") (Note 15)	(4,395)	(4,627)
Unearned and unallocated common stock of Recognition and Retention Plan ("RRP") (Note 15)	(3,452)	(2,979)
Common stock held by Benefit Maintenance Plan ("BMP") (Note 15)	(7,941)	(7,941)
Treasury stock, at cost (14,406,513 shares and 13,676,974 shares at December 31, 2006 and 2005, respectively) (Note 18)	(179,011)	(168,579)
Total Stockholders' Equity	290,631	291,714
Total Liabilities And Stockholders' Equity	$3,173,377	$3,126,226
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Fiscal Year Ended December 31,
	2006	2005	2004
Interest income:
Loans secured by real estate	$155,510	$148,442	$148,844
Other loans	190	214	248
Mortgage-backed securities	6,850	11,699	21,091
Investment securities	2,276	2,602	1,745
Federal funds sold and short-term investments	5,984	6,755	1,830
Total interest income	170,810	169,712	173,758

Interest expense:
Deposits and escrow	56,659	41,058	37,873
Borrowed funds	36,681	36,283	29,903
Total interest expense	93,340	77,341	67,776
Net interest income	77,470	92,371	105,982
Provision for loan losses	240	340	280

Net interest income after provision for loan losses	77,230	92,031	105,702

Non-interest income:
Service charges and other fees	5,985	5,967	6,296
Net gain on sales of loans	1,516	924	336
Net gain (loss) on sales and redemptions of securities and other assets	1,541	(5,176)	377
Income from Bank owned life insurance	1,868	1,885	1,957
Other	1,480	1,551	1,410

Total non-interest income	12,390	5,151	10,376

Non-interest expense:
Salaries and employee benefits	21,307	20,716	19,880
ESOP and RRP compensation expense	2,125	2,233	3,573
Occupancy and equipment	5,762	5,393	5,213
Data processing costs	3,167	2,828	3,459
Federal deposit insurance premiums	257	315	343
Advertising and marketing	2,186	1,800	1,723
Other	7,172	7,457	8,216

Total non-interest expense	41,976	40,742	42,407

Income before income taxes	47,644	56,440	73,671
Income tax expense	17,052	20,230	27,449

Net income	$30,592	$36,210	$46,222

Earnings per Share:
Basic	$0.88	$1.03	$1.31
Diluted	$0.87	$1.02	$1.28
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands)
	Year Ended December 31,
	2006	2005	2004
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Common Stock (Par Value $0.01):
Balance at beginning of period	$506	$501	$492
Shares issued in exercise of options	3	5	9
Balance at end of period	509	506	501
Additional Paid-in Capital:
Balance at beginning of period	204,083	198,183	185,991
Cash paid for fractional shares and adjustment from cash dividend	-	-	(12)
Stock options exercised	907	2,302	4,007
Release of treasury stock for shares acquired by BMP and RRP	108	222	742
Tax benefit of RRP shares and stock options exercised	621	2,307	5,212
Amortization of excess fair value over cost - ESOP stock	882	1,069	2,243
Balance at end of period	206,601	204,083	198,183
Retained earnings:
Balance at beginning of period	274,579	258,237	231,771
Net income for the period	30,592	36,210	46,222
Cash dividends declared and paid	(19,751)	(19,868)	(19,756)
Balance at end of period	285,420	274,579	258,237
Accumulated other comprehensive loss:
Balance at beginning of period	(3,328)	(3,228)	(846)
(Increase) Decrease in unrealized loss on available for sale securities during the period, net of deferred taxes	(14)	176	(2,382)
Minimum pension liability	148	(276)	-
Increase in defined benefit plan liability from the adoption of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"), net of tax benefit	(3,906)	-	-
Balance at end of period	(7,100)	(3,328)	(3,228)
ESOP:
Balance at beginning of period	(4,627)	(4,749)	(5,202)
Amortization of earned portion of ESOP stock	232	122	453
Balance at end of period	(4,395)	(4,627)	(4,749)
RRP:
Balance at beginning of period	(2,979)	(2,612)	(2,617)
Common stock acquired by RRP	(770)	(571)	(103)
Amortization of earned portion of RRP stock	297	204	108
Balance at end of period	(3,452)	(2,979)	(2,612)
Common Stock Held by BMP:
Balance at beginning of period	(7,941)	(7,348)	(5,584)
Common stock acquired	-	(593)	(1,764)
Balance at end of period	(7,941)	(7,941)	(7,348)
Treasury Stock:
Balance at beginning of period	(168,579)	(157,263)	(120,086)
Release of treasury stock for allocated restricted stock awards and shares acquired by BMP	592	862	1,021
Purchase of treasury shares, at cost	(11,024)	(12,178)	(38,198)
Balance at end of period	(179,011)	(168,579)	(157,263)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net Income	$30,592	$36,210	$46,222
Change in minimum pension liability, net of (taxes) benefit of $(123) and $229 during the years ended December 31, 2006 and 2005, respectively	148	(276)	-
Reclassification adjustment for securities sold, net of (taxes) benefit of $(489), $2,143 and $(173) during the years ended December 31, 2006, 2005 and 2004, respectively	(575)	3,033	(203)
Net unrealized securities gain (loss) arising during the period, net of (taxes) benefit of $(478), $2,434 and $1,856 during the years ended December 31, 2006, 2005 and 2004, respectively	561	(2,857)	(2,179)
Comprehensive Income	$30,726	$36,110	$43,480
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$30,592	$36,210	$46,222
Adjustments to reconcile net income to net cash provided by operating activities
Net (gain) loss on investment and mortgage backed securities sold	(1,063)	5,176	(377)
Net gain on sale of loans held for sale	(1,516)	(924)	(336)
Net gain on sales and disposals of other assets	(478)	-	-
Net depreciation and amortization and accretion	1,265	2,334	4,411
Stock plan compensation expense (excluding ESOP)	296	206	108
ESOP compensation expense	1,115	1,190	2,537
Provision for loan losses	240	340	280
(Increase) Decrease in cash surrender value of Bank Owned Life Insurance	(1,868)	(1,885)	2,043
Deferred income tax provision (credit)	103	(649)	(533)
Changes in assets and liabilities:
Originations of loans sold during the period	(145,430)	(102,974)	(170,564)
Proceeds from sales of loans held for sale	146,646	108,489	167,458
Decrease (Increase) in other assets	308	4,247	(7,000)
Increase (Decrease) in other liabilities	840	9,633	(6,485)
Net cash provided by Operating Activities	31,050	61,393	37,764
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in federal funds sold and short-term investments	(18,734)	43,277	(8,005)
Proceeds from maturities of investment securities held-to-maturity	220	130	125
Proceeds from maturities of investment securities available-for-sale	17,075	26,000	5,000
Proceeds from sales of investment securities available-for-sale	3,032	36,421	7,959
Proceeds from sales and calls of mortgage backed securities held-to-maturity	-	377	-
Proceeds from sales and calls of mortgage backed securities available-for-sale	-	232,230	127,107
Purchases of investment securities available-for-sale	(4,002)	(51,980)	(30,074)
Purchases of mortgage backed securities available-for-sale	-	(1,493)	(398,210)
Principal collected on mortgage backed securities held-to-maturity	-	94	305
Principal collected on mortgage backed securities available-for-sale	39,420	88,978	206,150
Net increase in loans	(91,789)	(114,979)	(305,479)
Proceeds from the sale of investment property	908	-	-
Purchases of fixed assets, net	(7,818)	(1,246)	(1,742)
(Purchase) redemption of Federal Home Loan Bank of New York capital stock	(1,378)	(4,592)	1,375
Net cash (used in) provided by Investing Activities	(63,066)	253,217	(395,489)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in due to depositors	93,760	(295,277)	168,371
Net (decrease) increase in escrow and other deposits	(1,145)	(766)	8,342
(Decrease) Increase in securities sold under agreements to repurchase	(85,220)	(129)	192,909
Proceeds from (Repayments of) Federal Home Loan Bank of New York advances	40,000	25,000	(27,500)
Proceeds from Trust Preferred borrowings	-	-	72,165
Proceeds from exercise of stock options	910	2,307	4,016
Excess tax benefits of stock plans	621	-	-
Purchase of common stock by the RRP and BMP	(70)	(81)	(103)
Cash dividends paid to stockholders and cash disbursed in payment of stock dividends	(19,751)	(19,868)	(19,769)
Purchase of treasury stock	(11,024)	(12,178)	(38,198)
Net cash provided by (used in) Financing Activities	18,081	(300,992)	360,233
(DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(13,935)	13,618	2,508
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	40,199	26,581	24,073
CASH AND DUE FROM BANKS, END OF PERIOD	$26,264	$40,199	$26,581
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$15,531	$8,654	$32,239
Cash paid for interest	$93,530	$76,975	$66,629
(Increase) Decrease in unrealized loss on available-for-sale securities, net of taxes	$(14)	$176	$(2,382)
Change in minimum pension liability, net of taxes	148	$(276)	-
Increase in defined benefit plan liability from adoption of SFAS 158, net of taxes	$(3,906)	$-	$-
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In Thousands except for share amounts)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Dime Community Bancshares, Inc. (the "Holding Company" and together with its direct and indirect subsidiaries, the "Company") is a Delaware corporation organized by The Dime Savings Bank of Williamsburgh (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on June 26, 1996. At December 31, 2006, the significant assets of the Holding Company were the capital stock of the Bank, the Holding Company's loan to the ESOP and investments retained by the Holding Company. The liabilities of the Holding Company are comprised primarily of a $25,000 subordinated note payable maturing in May 2010 and $72,165 of trust preferred securities payable maturing in 2034. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.

The Bank was originally founded in 1864 as a New York State-chartered mutual savings bank. In November 1995, the Bank converted to a federally chartered stock savings bank. The Bank has been, and intends to remain, a community-oriented financial institution providing financial services and loans for housing within its market areas. The Bank maintains its headquarters in the Williamsburg section of the borough of Brooklyn, New York. The Bank has twenty one retail banking offices located throughout the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.

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

Principles of Consolidation - The accompanying 2006, 2005 and 2004 consolidated financial statements include the accounts of the Holding Company, and its wholly-owned subsidiaries, the Bank and 842 Manhattan Avenue Corporation. At December 31, 2005 and 2004, 842 Manhattan Avenue Corporation owned and managed a real estate property which housed a former branch office of Financial Federal Savings Bank, F.S.B. ("FFSB"), a subsidiary of Financial Bancorp, Inc. ("FIBC"), which the Holding Company acquired on January 21, 1999. The property was sold in 2006, and as a result, 842 Manhattan Avenue Corporation held no real estate properties at December 31, 2006. All financial statements presented also include the accounts of the Bank's five wholly-owned subsidiaries, Havemeyer Equities Corp. (''HEC''), Boulevard Funding Corp. (''BFC''), Havemeyer Investments, Inc., DSBW Residential Preferred Funding Corporation ("DRPFC") and Dime Reinvestment Company ("DRC"). DRPFC, established in March 1998, invests in real estate loans and is intended to qualify as a real estate investment trust for federal tax purposes. BFC was established in order to invest in real estate joint ventures and other real estate assets. BFC had no investments in real estate at December 31, 2006 and 2005, and is currently inactive. HEC was also originally established in order to invest in real estate joint ventures and other real estate assets. In June 1998, HEC assumed direct ownership of DSBW Preferred Funding Corporation ("DPFC"). DPFC, established as a direct subsidiary of the Bank in March 1998, invests in real estate loans and is intended to qualify as a real estate investment trust for federal tax purposes. DRC was established in 2004 in order to function as a Qualified Community Development Entity as defined in the Internal Revenue Code of 1986, as amended (the "Code"). DRC is currently inactive. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investment Securities and Mortgage-Backed Securities - Purchases and sales of investment and mortgage-backed securities are recorded on trade date. Gains and losses on sales of investment and mortgage-backed securities are recorded on the specific identification basis.

Debt and equity securities that have readily determinable fair values are carried at fair value unless they are held-to-maturity. Debt securities are classified as held-to-maturity and carried at amortized cost only if the Company has a positive intent and ability to hold them to maturity. If not classified as held-to-maturity, such securities are classified as securities available-for-sale or as trading securities. Unrealized holding gains or losses on securities available-for-sale are excluded from net income and reported net of income taxes as other comprehensive income. At December 31, 2006 and 2005, all equity securities were classified as available-for-sale.

Neither the Holding Company nor the Bank has acquired securities for the purpose of engaging in trading activities.

The Company conducts a quarterly review and evaluation of its securities portfolio taking into account the severity, duration and intent with regard to the securities in order to determine if a decline in market value of any security below its amortized cost basis is other than temporary. If such decline is deemed other than temporary, the carrying amount of the security is adjusted through a charge to net income.

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

Statement of Financial Accounting Standards ("SFAS") 114, ''Accounting by Creditors for Impairment of a Loan,'' as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an Amendment of FASB Statement No. 114," ("Amended SFAS 114"), requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of expected future cash flows discounted at the loan's effective interest rate. As an expedient, creditors may account for impaired loans at the fair value of the collateral or at the observable market price of the loan if one exists. If the estimated fair value of an impaired loan is less than the recorded amount, a specific valuation allowance is established. If the impairment is considered to be permanent, a write-down is charged against the allowance for loan losses. In accordance with Amended SFAS 114, homogeneous loans are not individually considered for impairment. The Company considers individual one- to four-family residential mortgage loans and cooperative apartment loans having a balance of less than $417 and all consumer loans to be small balance homogenous loan pools and, accordingly, not covered by Amended SFAS 114.

A reserve is also recorded related to certain multifamily loans sold with recourse under an agreement with the Federal National Mortgage Association ("FNMA"). This reserve, which is included in other liabilities, is determined in a manner similar to the Company's allowance for loan losses related to loans held in portfolio.

Loans - Loans are reported at the principal amount outstanding, net of unearned fees or costs and the allowance for loan losses. Interest income on loans is recorded using the level yield method. Under this method, discount accretion and premium amortization are included in interest income. Loan origination fees and certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual loan terms.

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

Mortgage Servicing Rights - The cost of mortgage loans sold with servicing rights retained is allocated between the loans and the servicing rights based on their estimated fair values at the time of loan sale. Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, net servicing income. The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that the Company believes market participants would use for similar assets. Capitalized loan servicing assets are stratified based on predominant risk characteristics of the underlying loans (i.e. collateral, interest rate, servicing spread and maturity) for the purpose of evaluating impairment. A valuation allowance is then established in the event the recorded value of an individual stratum exceeds its fair value. Third party valuations of the loan servicing asset are performed on a quarterly basis, and were performed as of both December 31, 2006 and 2005.

Other Real Estate Owned, Net - Properties acquired as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure are classified as other real estate owned ("OREO") and are recorded at the lower of the recorded investment in the related loan or the fair value of the property on the date of acquisition, with any resulting write down charged to the allowance for loan losses and any disposition expenses charged to the valuation allowance for possible losses on OREO. Subsequent write downs are charged directly to operating expenses. The Company had no OREO properties as of December 31, 2006 and 2005.

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

Basic EPS is computed by dividing net income by the weighted-average common shares outstanding during the year (weighted average common shares are adjusted to include vested RRP and restricted stock award shares and allocated ESOP shares). Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if unvested RRP and restricted stock award shares became vested, unallocated ESOP shares became committed for allocation, or "in the money" stock options were exercised and converted into common stock.

The following is a reconciliation of the numerator and denominator of basic EPS and diluted EPS for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
Numerator:
Net Income per the Consolidated Statement of Operations	$30,592	$36,210	$46,222
Denominator:
Average shares outstanding utilized in the calculation of basic EPS	34,872,421	35,121,413	35,318,858
Unvested shares of RRP and restricted stock awards	75,023	43,022	29,766
Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options	250,602	600,468	1,306,286
Anti-dilutive effect of tax benefits associated with "in-the-money" non-qualified stock options	(79,918)	(204,457)	(442,910)
Average shares outstanding utilized in the calculation of diluted EPS	35,118,128	35,560,446	36,212,000

Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options are calculated based upon the excess of the average market value of the Company's common stock over the exercise price of outstanding options.

There were approximately 1,077,676 weighted average options, 759,100 weighted average options, and 662,600 weighted average options for the years ended December 31, 2006, 2005, and 2004, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

Accounting for Goodwill and Core Deposit Intangible - SFAS 142 "Goodwill and Other Intangible Assets," established standards for goodwill acquired in a business combination. SFAS 142 eliminated amortization of goodwill and instead required the performance of a transitional goodwill impairment test six months from the date of adoption and at least annually thereafter. As of the date of adoption of SFAS 142, the Company had goodwill totaling $55.6 million.

The Company performed impairment tests of goodwill as of December 31, 2006, 2005 and 2004. In each instance, the Company concluded that no potential impairment of goodwill existed. No events have occurred or circumstances changed subsequent to December 31, 2006 that would reduce the fair value of the Company's reporting unit below its carrying value.

Such events or changes in circumstances would require an immediate impairment test to be performed in accordance with SFAS 142.

Changes in the carrying amount of goodwill and other intangible assets for the periods presented are as follows:

	Goodwill			Core Deposit Intangible
	Year Ended December 31,			Year Ended December 31,
	2006	2005	2004	2006	2005	2004
Original Amount	$73,107	$73,107	$73,107	$4,950	$4,950	$4,950
Accumulated Amortization	(17,469)	(17,469)	(17,469)	(4,950)	(4,950)	(4,902)
Net Carrying Value	$55,638	$55,638	$55,638	$-	$-	$48

In conjunction with the adoption of SFAS 142, the Company also re-assessed the useful lives and classification of its identifiable intangible assets and determined that they remained appropriate. The core deposit intangible was fully amortized in January 2005, as a result there was no amortization expense during the year ended December 31, 2006. Aggregate amortization expense related to the core deposit intangible was $48 and $825, respectively, for the years ended December 31, 2005 and 2004.

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

The Company adopted SFAS 158 effective December 31, 2006. SFAS 158 requires an employer sponsoring a single employer defined benefit plan to do the following: (1) recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation, in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation; (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, "Employers’ Accounting for Pensions," or SFAS 106, "Employers’ Accounting for Postretirement Benefits Other Than Pensions." Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of SFAS 87 and SFAS 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements; (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The effect of adoption of SFAS 158 upon the Company's consolidated financial condition is summarized in Note 15.   Effective January 1, 2008, in compliance with applicable provisions SFAS 158, the Company will change the measurement date for its defined benefit plans from October 1st to December 31st.

The Holding Company and Bank maintain the ESOP. Compensation expense related to the ESOP is recorded in accordance with Statement of Position No. 93-6, which requires the compensation expense to be recorded during the period in which the shares become committed to be released to participants. The compensation expense is measured based upon the fair market value of the stock during the period, and, to the extent that the fair value of the shares committed to be released differs from the original cost of such shares, the difference is recorded as an adjustment to additional paid-in capital.

The Holding Company and Bank maintain the RRP, the Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees (the "1996 Stock Option Plan"), the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (the "2001 Stock Option Plan") and the Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (the "2004 Stock Incentive Plan," and collectively the "Stock Plans"); which are discussed more fully in Note 15 and which prior to January 1, 2006, were subject to the accounting requirements of SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosures, an Amendment of FASB Statement No. 123" (collectively "SFAS 123"). SFAS 123 encouraged, but did not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Until January 1, 2006, the Company accounted for stock-based compensation under the Stock Plans using the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Accordingly, no stock-based compensation cost was reflected in net income for stock options, since, for all options granted under the Stock Plans, the market value of the underlying common stock on the date of grant equaled the exercise price of the common stock. Prior to January 1, 2006, Compensation expense related to the RRP was recorded for all shares earned by participants during the applicable period at the average historical acquisition cost of all allocated RRP shares in accordance with APB 25.

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

On March 29, 2005, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 107 ("SAB No. 107"), providing guidance on several technical issues regarding the required adoption of SFAS 123R. The Company adopted SFAS 123R in conjunction with SAB No. 107 on January 1, 2006.

On December 30, 2005, vesting was accelerated for 1,141,813 outstanding unvested stock options awarded to outside directors, officers and employees of the Company or Bank under the Stock Plans. As a result of the accelerated vesting, all of the 1,141,813 stock options became immediately exercisable. The acceleration of vesting was undertaken in order to eliminate the compensation expense that the Company would otherwise be required to recognize with respect to these unvested stock options upon adopting SFAS 123R. Of the 1,141,813 stock options for which vesting was accelerated, 290,934, or 25%, were "in-the money" and possessed an exercise price of $13.16 per share. The remaining accelerated options had exercise prices ranging from $15.10 to $19.90 per share, and vesting periods ranging from January 2006 to May 2009. The Company incurred a pre-tax charge of approximately $5 related to the acceleration of vesting.

Since all stock options outstanding were fully vested on December 30, 2005 and there have been no grants of stock options since that date, there was no recorded expense related to stock options during the years ended December 31, 2006, 2005 and 2004.

Grants of restricted stock awards during the years ended December 31, 2006 and 2005 were accounted for at fair value in accordance with SFAS 123R during the year ended December 31, 2006.

The following table illustrates the effect on net income and EPS had the Company applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for the Stock Plans and RRP during the year ended December 31, 2005 and 2004, and reflects $1,945 of additional pro-forma expense during the year ended December 31, 2005 related to the acceleration of vesting.

	Year Ended December 31,
	2005	2004
Net income, as reported	$36,210	$46,222
Less: Excess stock-based compensation expense determined under the fair value method over the stock-based compensation recorded for all plans, net of applicable taxes	(3,439)	(1,603)
Pro forma net income	$32,771	$44,619

Earnings per share
Basic, as reported	$1.03	$1.31
Basic, pro forma	0.93	1.26

Diluted, as reported	1.02	1.28
Diluted, pro forma	0.92	1.23

Derivative Instruments - In June 1998, the FASB issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" as amended in June 1999 by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June 2000 by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and in April 2003 by SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (collectively "SFAS 133"). SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS 133, an entity may designate a derivative as a hedge of exposure to changes in either: (i) the fair value of a recognized asset, liability or firm commitment, (ii) cash flows of a recognized or forecasted transaction, or (iii) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any fluctuations in the fair value of the derivative instrument are required to be either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not receiving hedge accounting recognition are recorded in current year earnings.

During the years ended December 31, 2006, 2005 and 2004, neither the Holding Company nor the Bank held any derivative instruments or any embedded derivative instruments that required bifurcation.

Comprehensive Income - Comprehensive income for the years ended December 31, 2006, 2005 and 2004 was determined in accordance with SFAS 130, "Reporting Comprehensive Income.'' Comprehensive income includes changes in the unrealized gain or loss on available for sale securities and minimum pension liability, which, under GAAP, bypass net income and are typically reported as components of stockholders' equity. All comprehensive income adjustment items are presented net of applicable tax effect.

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

The Company has one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on the manner in which it supports the other activities of the Company. For example, lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit. The Chief Executive Officer is considered the chief decision maker for this reportable segment.

For the years ended December 31, 2006, 2005 and 2004, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defined fair value, established a framework for measuring fair value under GAAP, and expanded disclosures about fair value measurements. Other current accounting pronouncements that require or permit fair value measurements will require application of SFAS 157. SFAS 157 does not require any new fair value measurements, however, changes the definition of, and methods used to measure, fair value and expands disclosures about fair value measurements. SFAS 157 emphasizes fair value as a market-based measurement, not an entity-specific measurement. Under SFAS 157, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 further establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs), and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. SFAS 157 also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of SFAS 157 is not expected to have a material impact upon the Company's consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"). The Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to accounting for separately recognized mortgage servicing rights ("MSR"). SFAS 156 requires all separately recognized MSR to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and liabilities: (1) amortizing servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss; or (2) reporting servicing assets or liabilities at fair value at each reporting date and reporting changes in fair value in earnings in the period in which the changes occur. In the event that the first method is selected, SFAS 156 requires an assessment of servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. SFAS 156 further requires additional disclosures for all separately recognized MSR. SFAS 156 is effective as of commencement of the first fiscal year that begins after September 15, 2006. Adoption of SFAS 156 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). SFAS 155 amends both SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Among other matters, SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity against holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring during fiscal years commencing after September 15, 2006. Adoption of SFAS 155 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements prepared in accordance with SFAS 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, a tax position adopted is subjected to two levels of evaluation. Initially, a determination is made as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In conducting this evaluation, management should presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold. This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on January 1, 2007 did not have a material impact upon the Company's beginning retained earnings.

In September 2006, the Emerging Issues Task Force reached a consensus on Issue 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4" ("EITF No. 06-5"). EITF No. 06-5 requires that a life insurance policyholder consider any additional amounts included in the contractual terms of the purchased life insurance policy in determining the amount that could be realized under the insurance contract on a policy by policy basis. EITF No. 06-5 is effective for fiscal years beginning after December 15, 2006 and requires that recognition of the effects of adoption should be by a change in accounting principle through either (i) a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (ii) retrospective application to all prior periods. Adoption of EITF No. 06-5 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. This guidance is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. In the year of adoption, the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. Adoption of SAB No. 108 is not expected to have a material effect upon the Company’s consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 seeks to improve the overall quality of financial reporting by providing companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is evaluating the impact of SFAS 159 upon the Company's financial condition and results of operations.

    Use of Estimates in the Preparation of the Consolidated Financial Statements - The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas in the accompanying consolidated financial statements where estimates are significant include the allowance for loans losses, valuation of MSR, asset impairment adjustments related to the valuation of goodwill and other intangible assets, other than temporary impairments of securities and loan income recognition. Other less significant estimates include the fair value of financial instruments, realization of deferred tax asset and the determination of actuarial benefit obligations associated with defined benefit plans sponsored by the Company.

    Reclassification - Certain other amounts as of December 31, 2005 and 2004 have been reclassified to conform to their presentation as of and for the year ended December 31, 2006. In particular, effective January 1, 2006, the Company reclassified prepayment and late charge fees on loans in all periods presented from non-interest income into interest income as a result of a classification change made by the OTS. The Company now recognizes all prepayment and late charge fees on loans as net interest income instead of non-interest income on both its financial and regulatory reports. Prepayment fee and late charge income reclassified from non-interest income to interest income totaled $5,517 and $10,137 during the years ended December 31, 2005 and 2004, respectively.

2. CONVERSION TO STOCK FORM OF OWNERSHIP

On November 2, 1995, the Board of Directors of the Bank adopted a Plan of Conversion to convert from mutual to stock form of ownership. At the time of conversion, the Bank established a liquidation account in an amount equal to the retained earnings of the Bank as of the date of the most recent financial statements contained in the final conversion prospectus. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases in deposits do not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying balances on the date of liquidation for accounts held upon conversion.

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

3. INVESTMENT SECURITIES HELD-TO-MATURITY AND AVAILABLE-FOR-SALE

The amortized cost, gross unrealized gains and losses and estimated fair value of investment securities held-to-maturity at December 31, 2006 were as follows:

	Investment Securities Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Debt Securities:
Obligations of state and political subdivisions, maturities of one-to-five years	$235	$-	$-	$235

The amortized/historical cost, gross unrealized gains and losses and estimated fair value of investment securities available-for-sale at December 31, 2006 were as follows:

	Investment Securities Available-for-Sale
	Amortized/ Historical Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Debt securities:
Corporate and other	$22,478	$123	$(1)	$22,600
Total debt securities	22,478	123	(1)	22,600
Equity securities	7,025	181	(258)	6,948
	$29,503	$304	$(259)	$29,548

The amortized cost and estimated fair value of the debt securities component of investment securities available-for-sale at December 31, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment fees.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,000	$999
Due after one year through five years	982	984
Due after ten years	20,496	20,617
	$22,478	$22,600

The following summarizes the gross unrealized losses and fair value of investment securities available-for-sale as of December 31, 2006, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Debt securities:
Corporate securities	-	-	999	1	999	1
Equity securities	4,354	257	4	1	4,358	258
	$4,354	$257	$1,003	$2	$5,357	$259

At December 31, 2006, the Company had four investment security positions that possessed 12 months or more of consecutive unrealized losses. One of the four securities matured and was paid in full on January 15, 2007. Two of the three remaining securities are comprised of diversified mutual fund investments. The final security is a minor equity investment in a financial institution that possessed an unrealized loss of less than $1 as of December 31, 2006. Management does not believe that any of the unrealized losses as shown in the above table qualified as other-than temporary impairments at December 31, 2006. In making this determination, management considered the severity and duration of the loss, as well as management's intent and ability to hold the security until recovery of the loss. Management also has no current intention to dispose of these investments.

During the year ended December 31, 2006, proceeds from the sale of investment securities available-for-sale totaled $3,032. A net gain of $1,063 was recorded on these sales.

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

At December 31, 2005, the Company had five investment security positions that possessed 12 months or more of consecutive unrealized losses, two of which were debt securities and three of which were equity securities. The unrealized loss on the two debt securities resulted solely from changes in interest rates that occurred subsequent to the purchase of the respective security. The three equity securities were comprised of diversified mutual fund investments. Management does not believe that any of the unrealized losses as shown in the above table qualified as other-than temporary impairments at December 31, 2005. In making this determination, management considered the severity and duration of the loss, as well as management's intent and ability to hold the security until recovery of the loss.

During the fiscal year ended December 31, 2005, proceeds from the sale of investment securities available-for-sale totaled $36,421. A net loss of $499 was recorded on these sales.

4. MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY AND AVAILABLE-FOR-SALE

There were no mortgage-backed securities ("MBS") held-to-maturity owned by the Company as of December 31, 2006 and 2005.

During the year ended December 31, 2005, proceeds from the sale of MBS held-to-maturity totaled $377. A gain of $6 was recognized on this sale. The unpaid principal balance of the securities sold was less than 15% of their acquired par value, and thus permissible for disposal under SFAS 115, "Accounting for Investments in Debt and Equity Securities."

The amortized cost, gross unrealized gains and losses and estimated fair value of MBS available-for-sale at December 31, 2006 were as follows:

	Mortgage-Backed Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Collateralized mortgage obligations	$148,461	$-	$(5,304)	$143,157
Governmental National Mortgage Association ("GNMA") pass-through certificates	1,773	19	-	1,792
FNMA pass-through certificates	9,862	-	(374)	9,488
	$160,096	$19	$(5,678)	$154,437

At December 31, 2006, MBS available-for-sale (including collateralized mortgage obligations) possessed a weighted average contractual maturity of 13.4 years and a weighted average estimated duration of 2.6 years.

The following summarizes the gross unrealized losses and fair value of MBS available for sale at December 31, 2006, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses
Debt securities:
Collateralized mortgage obligations	$-	$-	$143,157	$5,304	$143,157	5,304
FNMA pass-through certificates	-	-	9,488	374	9,488	374
	$-	$-	$152,645	$5,678	$152,645	$5,678

At December 31, 2006, there were twenty-four MBS security positions that possessed 12 months or more of consecutive unrealized losses. For all twenty-four securities, the unrealized loss resulted solely from changes in interest rates subsequent to acquisition of the security. Management does not believe that any of the unrealized losses as shown in the above table qualified as other-than temporary impairments at December 31, 2006. In making this determination, management considered the severity and duration of the loss, as well as management's intent and ability to hold the security until recovery of the loss. Management also has no current intention to dispose of these investments.

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

At December 31, 2005, there were twenty-two MBS security positions that possessed 12 months or more of consecutive unrealized losses. For all twenty-two securities, the unrealized loss resulted solely from changes in interest rates subsequent to acquisition of the security. Management does not believe that any of the unrealized losses as shown in the above table qualified as other-than temporary impairments at December 31, 2005. In making this determination, management considered the severity and duration of the loss, as well as management's intent and ability to hold the security until recovery of the loss. Management also has no current intention to dispose of these investments.

5. LOANS

The Bank's real estate loans were composed of the following:

	December 31, 2006	December 31, 2005
One- to four-family	$146,613	$135,622
Multifamily residential	1,853,880	1,871,263
Commercial real estate	666,927	576,561
Construction	23,340	12,098
Federal Housing Authority and Veterans Administration Insured mortgage loans	1,236	2,694
Cooperative apartment unit loans	7,224	10,115
	2,699,220	2,608,353
Net unearned costs	1,048	501
	$2,700,268	$2,608,854

The Bank originates both adjustable and fixed interest rate real estate loans. At December 31, 2006, the approximate composition of these loans was as follows:

Fixed Rate		Adjustable Rate
Period to Maturity	Book Value	Earlier Period to Maturity or Next Repricing	Book Value
1 year or less	$26,526	1 year or less	$29,692
> 1 year-3 years	18,370	> 1 year-3 years	474,779
> 3 years-5 years	30,857	> 3 years-5 years	806,356
> 5 years-10 years	193,179	> 5 years-10 years	933,121
> 10 years	175,916	> 10 years	10,424
	$444,848		$2,254,372

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

A concentration of credit risk existed within the Bank's loan portfolio, as the majority of real estate loans at December 31, 2006 were collateralized by properties located in the New York City metropolitan area.

At December 31, 2006, the Bank had $275,185 of loans outstanding in its portfolio that featured interest only payments. In addition at December 31, 2006, the Bank had $54,878 of interest only loans sold to FNMA that are subject to a loss exposure of up to $18,495. As a result, these loans subject the Bank to additional risk since their principal balance will not be reduced significantly prior to contractual maturity.

The Bank's other loans were composed of the following:

	December 31, 2006	December 31, 2005
Passbook loans (secured by savings and time deposits)	$1,172	$1,160
Consumer installment and other loans	1,033	1,181
	$2,205	$2,341

Loans on which the accrual of interest was discontinued were $3,606 and $958 at December 31, 2006 and 2005, respectively. Interest income foregone on nonaccrual loans was $131 during the year ended December 31, 2006 and was immaterial during both of the years ended December 31, 2005 and 2004.

The Bank had no loans considered troubled-debt restructurings at December 31, 2006 and 2005.

At December 31, 2006, there were six loans totaling $3,514 deemed impaired under Amended SFAS 114, compared to one loan totaling $384 as of December 31, 2005. The average balance of impaired loans was approximately $1,920 during the year ended December 31, 2006, $2,309 during the year ended December 31, 2005, and $608 during the year ended December 31, 2004. There were no write-downs on impaired loans during the years ended December 31, 2006, 2005 and 2004. At December 31, 2006 and 2005, reserves allocated within the allowance for loan losses for impaired loans totaled $351 and $38, respectively. Net principal received on impaired loans totaled $628,000 and net interest received on impaired loans totaled $132 during the year ended December 31, 2006. Net principal received on impaired loans totaled $10,755 and net interest received on impaired loans totaled $1,189 during the year ended December 31, 2005. Net principal and interest received on impaired loans were immaterial during the year ended December 31, 2004.

The following assumptions were utilized in evaluating the loan portfolio pursuant to the provisions of Amended SFAS 114:

Homogenous Loans - Individual one- to four-family residential mortgage loans and cooperative apartment loans having a balance of $417 or less and all consumer loans were considered to be small balance homogenous loan pools and, accordingly, not subject to Amended SFAS 114.

Loans Evaluated for Impairment - All non-homogeneous loans greater than $1,000 were individually evaluated for potential impairment. Additionally, individual one- to four-family residential and cooperative apartment unit mortgage loans exceeding $417 and delinquent in excess of 60 days were evaluated for impairment. A loan is considered impaired when it is probable that all contractual amounts due will not be collected in accordance with the terms of the loan. A loan is not deemed to be impaired, even during a period of delayed payment by the borrower, if the Bank ultimately expects to collect all amounts due, including interest accrued at the contractual rate. At December 31, 2006 and 2005, all impaired loans were on nonaccrual status. In addition at December 31, 2006 and 2005, approximately $92 and $574, respectively, of one- to four-family residential and cooperative apartment loans with a balance of $417 or less and consumer loans were on nonaccrual status. These loans are considered as a homogeneous loan pool not subject to Amended SFAS 114.

Reserves and Charge-Offs - The Bank allocates a portion of its total allowance for loan losses to loans deemed impaired under Amended SFAS 114. All charge-offs on impaired loans are recorded as a reduction in both loan principal and the allowance for loan losses. Management evaluates the adequacy of its allowance for loan losses on a regular basis. Management believes that its allowance for impaired loans was adequate at December 31, 2006 and 2005.

Measurement of Impairment - Since all impaired loans are secured by real estate properties, the fair value of the collateral is utilized to measure impairment. The fair value of the collateral is measured as soon as practicable after the loan becomes impaired and periodically thereafter.

Income Recognition - Accrual of interest is discontinued on loans identified as impaired and past due ninety days. Cash payments received on impaired loans subsequent to discontinuation of interest accruals are generally applied to principal. Additional cash payments received beyond this level are recorded as regular principal and interest payments.

6. ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2006	2005	2004
Balance at beginning of period	$15,785	$15,543	$15,018
Provision charged to operations	240	340	280
Loans charged off	(50)	(76)	(158)
Recoveries	23	31	25
Transfer (to) from reserves on loan commitments	(484)	(53)	378
Balance at end of period	$15,514	$15,785	$15,543

7. MORTGAGE SERVICING ACTIVITIES

At December 31, 2006, 2005 and 2004, the Bank was servicing loans for others having principal balances outstanding of approximately $519,165, $413,662, and $325,324, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, paying taxes and insurance, and foreclosure processing. The deferred servicing rights related to these loans totaled $2,592 and $2,346 at December 31, 2006 and 2005, respectively, including the servicing rights associated with the multifamily loans sold to FNMA discussed below totaling $2,339 and $2,074 at December 31, 2006 and 2005, respectively. MSR recognized from loan sales were $815, $424 and $731 during the years ended December 31, 2006, 2005 and 2004, respectively. Amortization of servicing rights was $569, $578 and $508 during the years ended December 31, 2006, 2005 and 2004, respectively. Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, net servicing income. The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that the Company believes market participants would use for similar assets. In connection with loans serviced for others, the Bank held borrowers' escrow balances of approximately $6,518 and $5,730 at December 31, 2006 and 2005, respectively.

Multifamily Loans Sold To FNMA - The Bank implemented a program in December 2002 to originate and sell multifamily residential mortgage loans in the secondary market to FNMA while retaining servicing. The Bank underwrites these loans using its customary underwriting standards, funds the loans, and sells them to FNMA at agreed upon pricing. At December 31, 2006 and 2005, the Bank serviced $494,770 and $386,781, respectively, of loans sold pursuant to this program with respective corresponding loan servicing assets of $2,339 and $2,074. Amortization of these servicing rights was $543, $559 and $441 during the years ended December 31, 2006, 2005 and 2004, respectively. Under the terms of the sales program, the Bank retains a portion of the associated credit risk. At December 31, 2006 and 2005, the Bank's maximum potential exposure related to secondary market sales to FNMA with respect to this specific program was $18,495 and $14,274, respectively. The Bank retains this level of exposure until the portfolio of loans is satisfied in its entirety or the Bank funds claims by FNMA for the maximum loss exposure. As of December 31, 2006 and 2005, the Bank had not realized any losses related to these loans. Reserves of $2,223 and $1,771 were established as of December 31, 2006 and 2005, respectively, related to this exposure. The reserve recorded relating to this exposure was included in the calculation of the gain on the sale of the loans. No additional provisions relating to this exposure were recorded during the years ended December 31, 2006, 2005 and 2004.

Key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

	At December 31, 2006	At December 31, 2005	At December 31, 2004
Carrying value of the servicing asset	$2,339	$2,074	$2,226
Fair value of the servicing asset	3,556	2,890	2,460
Weighted average life (in years)	8.25	8.25	7.25
Prepayment speed assumptions (annual rate)	151 PSA	151 PSA	152 PSA
Impact on fair value of 10% adverse change	$(76)	$(60)	$(55)
Impact on fair value of 20% adverse change	$(150)	$(118)	$(108)
Expected credit losses (annual rate)	$65	$13	$341
Impact on fair value of 10% adverse change	$(1)	$(4)	$(306)
Impact on fair value of 20% adverse change	$(3)	$(9)	$(609)
Residual cash flows discount rate (annual rate)	13.75%	12.75%	10.50%
Impact on fair value of 10% adverse change	$(101)	$(70)	$(52)
Impact on fair value of 20% adverse change	$(195)	$(137)	$(101)
Average Interest rate on adjustable rate loans	5.62%	5.41%	5.40%
Impact on fair value of 10% adverse change	-	-	-
Impact on fair value of 20% adverse change	-	-	-

8. PREMISES AND FIXED ASSETS

The following is a summary of premises and fixed assets:

	December 31, 2006	December 31, 2005
Land	$7,237	2,308
Buildings	20,293	18,948
Leasehold improvements	4,856	4,520
Furniture, fixtures and equipment	13,586	12,387
	45,972	38,163
Less: accumulated depreciation and amortization	(23,086)	(21,636)
	$22,886	$16,527

Depreciation and amortization expense amounted to approximately $1,459, $1,371 and $1,490 during the years ended December 31, 2006, 2005 and 2004, respectively.

9. FEDERAL HOME LOAN BANK OF NEW YORK CAPITAL STOCK

The Bank is a Savings Bank Member of the FHLBNY. Membership requires the purchase of shares of FHLBNY capital stock at $100 per share. The Bank owned 312,948 shares and 299,173 shares at December 31, 2006 and 2005, respectively. The Bank recorded dividends on the FHLBNY capital stock of $1,688, $1,139 and $488 during the years ended December 31, 2006, 2005 and 2004, respectively. During the fourth quarter of 2003, the FHLBNY significantly reduced its quarterly dividend payment on the capital stock, which resulted in a decline in income received by the Company during 2004.

10. DUE TO DEPOSITORS

Deposits are summarized as follows:

	At December 31, 2006		At December 31, 2005
	Effective Cost	Liability	Effective Cost	Liability
Savings accounts	0.59%	$298,522	0.56%	$335,527
Certificates of deposit	4.76	1,064,669	3.50	978,585
Money market accounts	3.56	514,607	1.69	464,962
NOW and Super NOW accounts	1.08	35,519	1.01	38,697
Non-interest bearing checking accounts	-	95,215	-	97,001
	3.54%	$2,008,532	2.32%	$1,914,772

The distribution of certificates of deposit by remaining maturity was as follows:

	At December 31, 2006	At December 31, 2005
Maturity in one year or less	$961,009	$794,263
Over one year through three years	85,435	157,986
Over three years to five years	18,225	26,336
Over five years	-	-
Total certificates of deposit	$1,064,669	$978,585

The aggregate amount of certificates of deposit with a minimum denomination of one-hundred thousand dollars was approximately $356,584 and $292,936 at December 31, 2006 and 2005, respectively.

11. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Presented below is information concerning securities sold under agreement to repurchase:

	At or for the Fiscal Year Ended December 31,
	2006	2005
Balance outstanding at end of period	$120,235	$205,455
Average interest cost at end of period	3.54%	2.99%
Average balance outstanding during the period	$134,541	$205,530
Average interest cost during the period	1.95%(a)	2.90%
Estimated fair value of underlying collateral	$126,830	$213,925
Maximum balance outstanding at month end during the year	$205,455	$205,584

(a) During the year ended December 31, 2006, the Company recorded a reduction of $2,176 in interest expense on securities sold under agreement to repurchase that were prepaid. Excluding this reduction, the average cost of securities sold under agreement to repurchase would have been 3.56% during the year ended December 31, 2006.

12. FEDERAL HOME LOAN BANK OF NEW YORK ADVANCES

The Bank had borrowings (''Advances'') from the FHLBNY totaling $571,500 and $531,500 at December 31, 2006 and 2005, respectively. The average interest cost of FHLBNY Advances was 4.69%, 4.48%, and 4.00% during the years ended December 31, 2006, 2005 and 2004, respectively. During the year ended December 31, 2006, the Company incurred $1,369 in additional interest expense related to the prepayment of FHLBNY Advances. Excluding this increase, the average cost of FHLBNY Advances would have been 4.45% during the year ended December 31, 2006. The average interest rate on outstanding FHLBNY Advances was 4.37% and 4.62% at December 31, 2006 and 2005, respectively. At December 31, 2006, in accordance with its Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank maintained the requisite qualifying collateral with the FHLBNY (principally real estate loans), as defined by the FHLBNY, to secure such Advances. At December 31, 2006, the FHLBNY Advances had contractual maturities ranging from January 2007 through August 2016. Certain of the FHLBNY Advances outstanding at December 31, 2006 contain call features that may be exercised by the FHLBNY.

13. SUBORDINATED NOTES PAYABLE AND TRUST PREFERRED SECURITIES PAYABLE

On April 12, 2000, the Holding Company issued subordinated notes in the aggregate amount of $25,000. The notes have a 9.25% fixed rate of interest and mature on May 1, 2010. Interest expense recorded on the notes, inclusive of amortization of related issuance costs, was $2,396 during each of the years ended December 31, 2006, 2005 and 2004.

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

During the years ended December 31, 2006, 2005 and 2004, interest expense recorded on the trust preferred securities totaled $5,129, $5,129 and $4,016, respectively. Of the total interest payments, $152, $152 and $118 were paid to the Holding Company during the years ended December 31, 2006, 2005 and 2004, respectively, related to its $2,165 investment in the securities, and were recorded in other non-interest income.

14. INCOME TAXES

The Company's consolidated Federal, State and City income tax provisions were comprised of the following:

	Year Ended December 31, 2006			Year Ended December 31, 2005			Year Ended December 31, 2004
	Federal	State and City	Total	Federal	State and City	Total	Federal	State and City	Total
Current	$15,385	$1,564	$16,949	$18,919	$1,960	$20,879	$24,353	$3,629	$27,982
Deferred	(176)	279	103	(691)	42	(649)	(348)	(185)	(533)
	$15,209	$1,843	$17,052	$18,228	$2,002	$20,230	$24,005	$3,444	$27,449

The preceding table excludes tax effects recorded directly to stockholders’ equity in connection with unrealized gains and losses on securities available-for-sale, stock-based compensation plans, and adjustment to other comprehensive income relating to the minimum pension liability or the adoption of SFAS 158. These tax effects are disclosed as part of the presentation of the consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income.

The provision for income taxes differed from that computed at the Federal statutory rate as follows:

	Year Ended December 31,
	2006	2005	2004
Tax at Federal statutory rate	$16,675	$19,754	$25,785
State and local taxes, net of Federal income tax benefit	1,198	1,156	2,227
Benefit plan differences	(159)	(3)	288
Adjustments for prior period tax returns	(42)	(50)	(115)
Investment in Bank Owned Life Insurance	(654)	(660)	(685)
Other, net	34	33	(51)
	$17,052	$20,230	$27,449
Effective tax rate	35.79%	35.84%	37.26%

In accordance with SFAS 109, "Accounting for Income Taxes," deferred tax assets and liabilities are recorded for temporary differences between the book and tax bases of assets and liabilities.

The components of Federal and net State and City deferred income tax assets and liabilities were as follows:

	At December 31,
Deferred tax assets:	2006	2005
Excess book bad debt over tax bad debt reserve	$6,625	$6,762
Employee benefit plans	7,671	4,314
Tax effect of other comprehensive income on securities available-for-sale	2,548	2,532
Other	588	550
Total deferred tax assets	17,432	14,158
Deferred tax liabilities:
Difference in book and tax carrying value of fixed assets	498	519
Tax effect of purchase accounting fair value adjustments	194	428
Other	296	36
Total deferred tax liabilities	$988	$983
Net deferred tax asset (recorded in other assets)	$16,444	$13,175

During the year ended December 31, 2006, a valuation allowance of $136 was established against a deferred tax asset associated with a net operating loss carryforward. No other valuation allowances were recognized during the years ended December 31, 2006 and 2005, since, at each period end, it was more likely than not that the deferred tax assets would be fully realized.

At December 31, 2006, the Bank had approximately $60,000 of bad debt reserves for New York State income tax purposes for which no provision for income tax was required to be recorded. However, these bad debt reserves could be subject to recapture into taxable income under certain circumstances. Approximately $15,000 of the Bank’s previously accumulated bad debt deductions were similarly subject to potential recapture for federal income tax purposes at December 31, 2006. New York State and federal recapture liabilities could be triggered by certain actions, including a distribution of these bad debt benefits to the Holding Company or the failure of the Bank to qualify as a bank for federal or New York tax purposes.

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

The Company expects that it will take no action in the foreseeable future that would require the establishment of a tax liability associated with these bad debt reserves.

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

The net periodic (credit)cost for the Employee Retirement Plan includes the following components:

	Year Ended December 31,
	2006	2005	2004
Interest cost	1,041	1,068	1,067
Expected return on plan assets	(1,753)	(1,650)	(1,589)
Net amortization and deferral	580	545	584
Net periodic (credit) cost	$(132)	$(37)	$62

Major assumptions utilized to determine the net periodic cost (credit) were as follows:

	Year Ended December 31,
	2006	2005	2004
Discount rate	5.50%	6.125%	6.25%

The funded status of the Employee Retirement Plan was as follows:

	At December 31,
	2006	2005
Accumulated benefit obligation at end of period	$18,753	$19,450
Reconciliation of Projected benefit obligation:
Projected benefit obligation at beginning of period	$19,450	$17,970
Interest cost	1,041	1,068
Actuarial (gain) loss	(652)	1,495
Benefit payments	(1,049)	(1,055)
Settlements	(37)	(28)
Projected benefit obligation at end of period	18,753	19,450
Plan assets at fair value (investments in trust funds managed by trustee)
Balance at beginning of period	20,000	18,867
Return on plan assets	1,595	2,216
Contributions	-	-
Benefit payments	(1,049)	(1,055)
Settlements	(37)	(28)
Balance at end of period	20,509	20,000

Funded status:
Excess of plan assets over projected benefit obligation	1,756	550
Unrecognized loss from experience different from that assumed	N/A	7,656
Prepaid retirement expense included in other assets	$1,756	$8,206

The Bank uses October 1st as its measurement date for the Employee Retirement Plan. The Bank does not anticipate making any contributions to the Employee Retirement Plan in 2007.

Major assumptions utilized to determine the benefit obligations at December 31, 2006 and 2005 were as follows:

	At December 31,
	2006	2005
Discount rate	5.875%	5.50%
Expected long-term return on plan assets	9.00	9.00

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

The long-term investment objective is to be invested 65% in equity mutual funds and 35% in bond mutual funds. If the plan is underfunded under the Guidelines, the bond fund portion will be temporarily increased to 50% in order to lessen asset value volatility. When the Employee Retirement Plan is no longer underfunded, the bond fund portion will be returned to 35%. Asset rebalancing is performed at least annually, with interim adjustments performed when the investment mix varies in excess of 5% from the target.

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

The weighted average allocation by asset category of the assets of the Employee Retirement Plan were summarized as follows:

	At December 31,
	2006	2005
Asset Category
Equity securities	73%	72%
Debt securities (bond mutual funds)	27	28
Total	100%	100%

The allocation percentages in the above table are consistent with future planned allocation percentages as of December 31, 2006.

The expected long-term rate of return assumptions on Employee Retirement Plan assets were established based upon historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the Employee Retirement Plan's target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5% to 9% and 2% to 6%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the plan's target allocation, the expected rate of return is determined to be 9.0%, which approximates the midpoint of the range of the expected return.

Benefit payments, which reflect expected future service (as appropriate), are expected to be made as follows:

Year Ending December 31,
2007	$1,191
2008	1,199
2009	1,214
2010	1,207
2011	1,205
2012 to 2016	6,309

Retirement Plan for Board Members of Dime Community Bancshares, Inc. ("Directors' Retirement Plan") and BMP - The Holding Company and Bank maintain the BMP, which exists in order to compensate executive officers for any curtailments in benefits due to the statutory limitations on benefit plans. As of December 31, 2006 and 2005, the BMP had an investment in the Holding Company's common stock of $10,260 and $10,700, respectively. Benefit accruals under the defined benefit portion of the BMP were suspended on April 1, 2000, when they were suspended under the Employee Retirement Plan.

Effective July 1, 1996, the Bank established the Directors' Retirement Plan, which provides benefits to each eligible outside director commencing upon their termination of Board service or at age 65. Each outside director automatically becomes a participant in the Directors' Retirement Plan.

In March 2005, the Board of Directors of the Company approved an amendment to the Director's Retirement Plan that froze all participant benefits effective March 31, 2005. Upon receipt of an updated actuarial valuation report reflecting this amendment, the Company recorded a curtailment credit of $179 related to the Director's Retirement Plan during the year ended December 31, 2005.

The combined cost for the defined benefit portions of the BMP and the Directors' Retirement Plan includes the following components:

	Year Ended December 31,
	2006	2005	2004
Service cost	$-	$-	$30
Interest cost	269	286	289
Net amortization and deferral	38	73	123
Curtailment credit	-	(179)	-
Net periodic cost	$307	$180	$442

Major assumptions utilized to determine the net periodic cost for the BMP were as follows:

	Year Ended December 31,
	2006	2005	2004
Discount rate	5.50%	6.125%	6.25%

Major assumptions utilized to determine the net periodic cost for the Directors' Retirement Plan were as follows:

	Year Ended December 31,
	2006	2005	2004
Discount rate	5.50%	6.00%	6.25%
Rate of increase in fee compensation levels	4.0	4.0	4.0

There was no defined contribution expense incurred by the Company related to the BMP during the year ended December 31, 2006. The defined contribution costs incurred by the Company related to the BMP were $135 and $404 for the years ended December 31, 2005 and 2004 respectively. There is no defined contribution cost incurred by the Holding Company or Bank under the Directors' Retirement Plan.

The combined funded status of the defined benefit portions of the BMP and Directors' Retirement Plan was as follows:

	At December 31,
	2006	2005
Accumulated benefit obligation at end of period	$4,942	$5,067
Reconciliation of Projected benefit obligation:
Projected benefit obligation at beginning of period	$5,067	$4,917
Service cost	-	-
Interest cost	270	286
Benefit payments	(96)	(32)
Actuarial loss (gain)	(331)	295
Curtailment credit	-	(399)
Projected benefit obligation at end of period	4,910	5,067
Plan assets at fair value:
Balance at beginning of period	-	-
Contributions	96	31
Benefit payments	(96)	(31)
Balance at end of period	-	-
Funded status:
Deficiency of plan assets over projected benefit obligation	(4,910)	(5,067)
Contributions by employer	N/A	7
Unrecognized (gain) loss from experience different from that assumed	N/A	420
Unrecognized net past service liability	N/A	-
Accrued expense included in other liabilities	$(4,910)	$(4,640)
Amount recognized in statements of financial condition consists of:
Pre-tax component of other comprehensive income	N/A	$505
Accrued liability	N/A	$(5,145)

Major assumptions utilized to determine the benefit obligations at December 31, 2006 and 2005 were as follows:

	At December 31, 2006		At December 31, 2005
	BMP	Directors' Retirement Plan	BMP	Directors' Retirement Plan
Discount rate	5.875%	5.50%	5.50%	5.50%
Rate of increase in compensation levels	-	-	-	-

The Bank uses October 1st as its measurement date for both the BMP and Directors' Retirement Plan. Both the BMP and Directors' Retirement Plan are unfunded non-qualified benefit plans that are not anticipated to ever hold assets for investment. Any contributions made to either the BMP or Directors' Retirement Plan are expected to be used immediately to pay benefits that come due.

The Bank expects to contribute $186 to the BMP and $131 to the Directors' Retirement Plan during the year ending December 31, 2007 in order to pay benefits due under the respective plans.

Combined benefit payments under the BMP and Directors' Retirement Plan, which reflect expected future service (as appropriate), are expected to be made as follows:

Year Ending December 31,
2007	$317
2008	330
2009	343
2010	356
2011	372
2012 to 2016	2,152

Postretirement Benefit Plan - The Bank offers the Postretirement Benefit Plan to its retired employees who provided at least five consecutive years of credited service and were active employees prior to April 1, 1991, as follows:

(1) Qualified employees who retired prior to April 1, 1991 receive the full medical coverage in effect at the time of retirement until their death at no cost to such retirees;

(2) Qualified employees retiring on or after after April 1, 1991 are eligible for continuation of the medical coverage in effect at the time of retirement until their death. Throughout retirement, the Bank will continue to pay the premiums for the coverage not to exceed the premium amount paid for the first year of retirement coverage. Should the premiums increase, the employee is required to pay the differential to maintain full medical coverage.

Postretirement Benefit Plan benefits are available only to full-time employees who commenced collecting retirement benefits immediately upon termination of service from the Bank. The Bank reserves the right at any time, to the extent permitted by law, to change, terminate or discontinue any of the group benefits, and can exercise the maximum discretion permitted by law in administering, interpreting, modifying or taking any other action with respect to the plan or benefits.

The Postretirement Benefit Plan cost included the following components:

	Year Ended December 31,
	2006	2005	2004
Service cost	$82	$72	$57
Interest cost	227	256	230
Unrecognized past service liability	(29)	(28)	(28)
Amortization of unrealized loss	40	56	33
	$320	$356	$292

Major assumptions utilized to determine the net periodic cost were as follows:

	Year Ended December 31,
	2006	2005	2004
Discount rate	5.50%	6.125%	6.25%
Rate of increase in compensation levels	3.00	3.25	3.50

An escalation in the assumed medical care cost trend rates by 1% in each year would increase the net periodic cost by approximately $18. A decline in the assumed medical care cost trend rates by 1% in each year would decrease the net periodic cost by approximately $17.

The funded status of the Postretirement Benefit Plan was as follows:

	At December 31, 2006	At December 31, 2005
Accumulated benefit obligation at end of period	$4,244	$4,202
Reconciliation of Projected benefit obligation:
Projected benefit obligation at beginning of period	$4,183	$4,271
Service cost	82	72
Interest cost	227	256
Actuarial gain	(109)	(243)
Benefit payments	(139)	(173)
Projected benefit obligation at end of period	4,244	4,183

Plan assets at fair value:
Balance at beginning of period	-	-
Contributions	139	173
Benefit payments	(139)	(173)
Balance at end of period	-	-

Funded status:
(Deficiency) of plan assets over projected benefit obligation	(4,244)	(4,183)
Unrecognized loss from experience different from that assumed	N/A	939
Unrecognized net past service liability	N/A	(83)
Accrued expense included in other liabilities	$(4,244)	$(3,327)

The Bank uses October 1st as its measurement date for the Postretirement Benefit Plan. The assumed medical care cost trend rate used in computing the accumulated Postretirement Benefit Plan obligation was 9.0% in 2006 and was assumed to decrease gradually to 3.75% in 2013 and remain at that level thereafter. An escalation in the assumed medical care cost trend rates by 1% in each year would increase the accumulated Postretirement Benefit Plan obligation by approximately $207. A decline in the assumed medical care cost trend rates by 1% in each year would decrease the accumulated Postretirement Benefit Plan obligation by approximately $189. The assumed discount rate and rate of compensation increase used to measure the accumulated Postretirement Benefit Plan obligation at December 31, 2006 were 5.875% and 3.50%, respectively. The assumed discount rate and rate of compensation increase used to measure the accumulated Postretirement Benefit Plan obligation at December 31, 2005 were 5.50% and 3.00%, respectively. The assumed discount rate and rate of compensation increase used to measure the accumulated Postretirement Benefit Plan obligation at December 31, 2004 were 6.125% and 3.25%, respectively.

In May 2004, the FASB issued FSP 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act")." to provide guidance on accounting for the effects of the Act to employers that sponsor postretirement health care plans which provide prescription drug benefits. FSP 106-2 supersedes FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003."  FSP 106-2 applies only to sponsors of single-employer defined benefit postretirement health care plans for which (i) the employer has concluded that prescription drug benefits available under the plan to some or all participants, for some or all future years, are "actuarially equivalent" to Medicare Part D and thus qualify for the subsidy provided by the Act, and (ii) the expected subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. FSP 106-2 provides guidance on measuring the accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit cost, and the effects of the Act on the APBO. The Company determined that the benefits provided by the Postretirement Benefit Plan are actuarially equivalent to Medicare Part D under the Act. The effects of the subsidy resulted in a decrease in the APBO of $450 at December 31, 2005. The effects of the subsidy were treated as an actuarial gain for purposes of calculating the APBO as of December 31, 2005. The Company filed a claim for the subsidy for coverage provided under the Postretirement Benefit Plan in 2005. This filing is under review by the government and, as a result, the Bank cannot determine the amount of subsidy it will ultimately receive.

The Postretirement Benefit Plan is an unfunded non-qualified benefit plan that is not anticipated to ever hold assets for investment. Any contributions made to the Postretirement Benefit Plan are expected to be used immediately to pay benefits that come due.

The Bank expects to contribute $159 to the Postretirement Benefit Plan during the year ending December 31, 2007 in order to pay benefits due under the plan.

Benefit payments under the Postretirement Benefit Plan, which reflect expected future service (as appropriate), are expected to be made as follows:

Year Ending December 31,
2007	$159
2008	161
2009	155
2010	156
2011	162
2012 to 2016	924

As discussed in Note 1, the Company adopted SFAS 158 effective December 31, 2006. The following table details the impact of adoption of SFAS 158 on the consolidated statement of financial condition at December 31, 2006:

Statement of Condition Line Item	Balance Prior to Adoption of SFAS 158	Increase (Decrease) from Adoption of SFAS 158	Balance After Adoption of SFAS 158
Prepaid pension asset (other assets)	$8,338	(6,582)	$1,756
Deferred income tax asset (other assets)	12,955	3,246	16,444
Defined benefit plan liabilities (other liabilities)	8,584	570	9,154
Accumulated Other Comprehensive Income	(3,194)	(3,906)	(7,100)

401(k) Plan - The Bank also maintains the 401(k) Plan which covers substantially all employees. The 401(k) Plan annually receives the proceeds from a 100% vested cash contribution to all participants in the ESOP in the amount of 3% of "covered compensation" [defined as total W-2 compensation including amounts deducted from W-2 compensation for pre-tax benefits such as health insurance premiums and contributions to the 401(k) Plan] up to applicable Internal Revenue Service limits. Effective March 1, 2004, any compensation resulting from either the granting or vesting of restricted stock or the exercise of stock options is excluded from "covered compensation." These amounts were previously included. 401(k) Plan participants have the ability to invest this contribution in any of the investment options offered under the 401(k) Plan. The Bank makes no other contributions to the 401(k) Plan. Expenses associated with this contribution totaled $397, $425 and $457 during the years ended December 31, 2006, 2005 and 2004, respectively.

The 401(k) Plan owns participant investments in the Holding Company's common stock for the accounts of participants totaling $7,499 and $8,082 at December 31, 2006 and 2005, respectively.

ESOP - The Holding Company adopted the ESOP in connection with the Bank's conversion to stock ownership. The ESOP borrowed $11,638 from the Holding Company and used the funds to purchase 3,927,825 shares of the Holding Company's common stock. The loan was originally to be repaid principally from the Bank's discretionary contributions to the ESOP over a period of time not to exceed 10 years from the date of the conversion. Effective July 1, 2000, the loan agreement was amended to extend the repayment period to thirty years from the date of the conversion, with the right of optional prepayment. In exchange for the extension of the loan agreement, various benefits were offered to participants, which included the addition of pre-tax employee contributions to the 401(k) Plan, a 3% annual employer contribution to the ESOP [which is automatically transferred to the 401(k) Plan], and the pass-through of cash dividends received by the ESOP to the individual participants. The loan had an outstanding balance of $4,554 and $4,655 at December 31, 2006 and December 31, 2005, respectively, and a fixed rate of 8.0%.

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation, as defined in the plan, in the year of allocation. ESOP distributions vest at a rate of 25% per year of service, beginning after two years, with full vesting after five years, or upon attainment of age 65, death, disability, retirement or in the event of a "change of control" of the Holding Company as defined in the ESOP. Common stock allocated to participating employees totaled 78,155 shares, 78,155 shares, and 149,219 shares during the years ended December 31,

2006, 2005 and 2004, respectively. The ESOP benefit expense recorded in accordance with Statement of Position 93-6 for allocated shares totaled $1,829, $2,023 and $2,475, respectively, for the years ended December 31, 2006, 2005 and 2004.

As indicated previously, effective July 1, 2000, the Holding Company or Bank became required to make a 100% vested cash contribution annually to all ESOP participants in the amount of 3% of "covered compensation" as defined in the ESOP. This contribution was guaranteed until December 31, 2006 (unless the ESOP was terminated prior thereto) and is discretionary after that date. This annual contribution was made in January of each year based upon the total covered compensation through December 31st of the previous year. The participant possesses the ability to invest this contribution in any of the investment options offered under the 401(k) Plan.

Stock Option Activity

1996 Stock Option Plan - In November 1996, the Holding Company adopted the 1996 Stock Option Plan, which permitted the Company to grant up to 4,909,781 incentive or non-qualified stock options to outside directors, certain officers and other employees of the Holding Company or the Bank. The Compensation Committee of the Board of Directors administers the 1996 Stock Option Plan and authorized all option grants.

On December 26, 1996, 4,702,796 stock options were granted to outside directors, certain officers and certain employees under the 1996 Stock Option Plan, all of which were fully exercisable at December 31, 2006. On January 20, 2000, 224,435 stock options remaining under the 1996 Stock Option Plan were granted to certain officers and certain employees. All of these stock options expire on January 20, 2010. One-fifth of the shares granted to participants under this grant became exercisable by participants on January 20, 2001, 2002, 2003, 2004 and 2005, respectively. No stock options may be granted under the 1996 Stock Option Plan after December 26, 2006.

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

On November 21, 2001, 540,447 stock options under the 2001 Stock Option Plan were granted to certain officers and employees. All of these stock options expire on November 21, 2011. One-fourth of the options under this grant became exercisable by participants on November 21, 2002, 2003, 2004 and 2005, respectively. On November 21, 2001, 67,500 stock options under the 2001 Stock Option Plan were granted to outside directors. All of these stock options will expire on November 21, 2011 and became exercisable by the respective directors on November 21, 2002.

On February 1, 2003, a grant of 604,041 stock options under the 2001 Stock Option Plan was made to certain officers and employees. All of these stock options expire on February 1, 2013. When originally granted, one-fourth of the options under this grant were to become exercisable by participants on February 1, 2004, 2005, 2006 and 2007, respectively. On December 30, 2005, vesting was accelerated for all unvested options issued under this grant. On February 1, 2003, 75,000 stock options under the 2001 Stock Option Plan were granted to outside directors. All of these stock options will expire on February 1, 2013 and became exercisable by the respective directors on February 1, 2004.

On January 27, 2004, a grant of 632,874 stock options was made under the 2001 Stock Option Plan to certain officers and employees. All of these stock options expire on January 27, 2014. When originally granted, one-fourth of the options under this grant were to become exercisable by participants on January 27, 2005, 2006, 2007 and 2008, respectively. On December 30, 2005, vesting was accelerated for all unvested options issued under this grant. On January 27, 2004, 81,000 stock options under the 2001 Stock Option Plan were granted to outside directors. All of these stock options will expire on January 27, 2014 and, when originally granted, became exercisable by the respective directors on January 27, 2005.

2004 Stock Incentive Plan - In November 2004, the Company adopted the 2004 Stock Incentive Plan, which permits the Company to grant up to a total of 1,496,300 restricted stock awards, incentive or non-qualified stock options or stock appreciation rights to outside directors, officers and other employees of the Holding Company or the Bank. Of the total shares eligible for grant under the 2004 Stock Incentive Plan, only up to 374,075 may be granted as restricted stock awards. The full amount of 1,496,300 shares may be issued either fully as stock options or stock appreciation rights, or a combination thereof. The Compensation Committee of the Board of Directors administers the 2004 Stock Incentive Plan and authorizes all equity grants.

On January 31, 2005, a grant of 76,320 options was made to outside directors of the Company under the 2004 Stock Incentive Plan. These options expire on January 31, 2015, and, upon grant, were to become fully exercisable on January 31, 2006. On May 31, 2005, a grant of 318,492 stock options was made to certain officers of the Company. All of the options issued under this grant expire on May 31, 2015. When originally granted, one-fourth of the options under this grant were to become exercisable by participants on May 31, 2006, 2007, 2008 and 2009, respectively. On December 30, 2005, vesting was accelerated for all unvested options issued under both of these grants.

Combined activity related to the Stock Plans for the years ended December 31, 2006, 2005 and 2004 was as follows:

	At or for the Year Ended December 31,
	2006	2005	2004
Options outstanding - beginning of period	2,503,103	2,679,435	2,939,286
Options granted	-	394,812	713,874
Weighted average exercise price of grants	-	$15.36	$19.90
Options exercised	246,169	534,637	971,052
Weighted average exercise price of exercised options	$4.75	$4.72	$4.52
Options forfeited	6,187	36,507	2,673
Weighted average exercise price of forfeited options	$19.90	$17.40	$14.10
Options outstanding - end of period	2,250,747	2,503,103	2,679,435
Weighted average exercise price of outstanding options - end of period	$14.85	$13.87	$11.87
Remaining options available for grant	1,127,840	1,169,653	62,478
Exercisable options at end of period	2,250,747	2,503,103	1,342,518
Weighted average exercise price on exercisable options - end of period	$14.85	$13.87	$7.50
Cash received for option exercise cost	$1,086	$2,445	$4,188
Income tax benefit recognized	839	1,995	5,311

The range of exercise prices and weighted-average remaining contractual lives of both options outstanding and options exercisable as of December 31, 2006 were as follows:

Range of Exercise Prices	Outstanding as of December 31, 2006	Exercisable as of December 31, 2006	Weighted Average Exercise Price	Weighted Average Contractual Years Remaining
$2.51 - $3.00	39,403	39,403	2.76	0.5
$4.51 - $5.00	14,087	14,087	4.56	3.1
$10.50 - $11.00	507,396	507,396	10.91	4.9
$13.00-$13.50	612,185	612,185	13.16	6.1
$15.00-$15.50	318,492	318,492	15.10	8.4
$16.00-$16.50	76,320	76,320	16.45	8.1
$19.50-$20.00	682,864	682,864	19.90	7.1
Total	2,250,747	2,250,747	$14.85	6.4

There were no stock options granted during the year ended December 31, 2006. The weighted average fair value per option at the date of grant for stock options granted during the years ended December 31, 2005 and 2004 was estimated as follows:

	Year Ended December 31,
	2005	2004
Total options granted	394,812	713,874
Estimated fair value on date of grant	$3.91	$4.80
Pricing methodology utilized	Black- Scholes	Black- Scholes
Expected life (in years)	7.0	7.0
Interest rate	3.94%	3.56%
Volatility	31.67	25.91
Dividend yield	3.67	2.68

Other Stock Awards

RRP - In December 1996, the Holding Company's shareholders approved the RRP, which is designed to retain key officers and directors of the Holding Company and Bank, as well as to provide them with a proprietary interest in the Company. On February 1, 1997, the Holding Company allocated 1,963,913 shares of stock to employees and outside directors. These shares vested in equal installments on February 1, 1998, 1999, 2000, 2001, and 2002.  On each vesting date, the RRP re-acquired shares that were sold by RRP participants in order to fund income tax obligations associated with their individual vesting of shares. In addition, during the period February 1, 1997 through February 1, 2002 the RRP re-acquired shares that were forfeited by participants. The shares re-acquired by the RRP during the period February 1, 1997 through February 1, 2002, either through the repurchase or forfeiture of previously allocated shares, totaled 343,797. On May 17, 2002, a grant of 67,500 RRP shares was made to certain officers of the Bank. These shares vested as follows: 20% on November 25, 2002, and 20% each on April 25, 2003, 2004, 2005 and 2006. The RRP re-acquired 21,817 shares of common stock that were sold by RRP participants in order to fund income tax obligations associated with the individual vesting of their shares under the May 17, 2002 grant. At December 31, 2006, 303,137 shares held by the RRP remained eligible for future allocation. Prior to January 1, 2006, the Company accounted for compensation expense under the RRP pursuant to APB 25, measuring compensation cost based upon the average acquisition value of the RRP shares. Effective January 1, 2006, the Company accounts for compensation expense under the RRP pursuant to SFAS 123R.

The following is a summary of activity related to the RRP for the years ended December 31, 2006, 2005 and 2004:

	At or for the Year Ended December 31,
	2006	2005	2004
Shares acquired (a)	5,023	5,636	5,493
Shares vested	13,500	13,500	13,500
Shares allocated	-	-	-
Unallocated shares - end of period	303,137	298,114	292,478
Unvested allocated shares - end of period	-	13,500	27,000
Compensation recorded to expense	$45	$108	$108
Income tax benefit recognized	$134	$-	$108

(a) Represents shares re-acquired from either participant sales of vested shares in order to satisfy income tax obligations or participant forfeitures.

Restricted Stock Awards - On March 17, 2005, a grant of 31,804 restricted stock awards was made to certain officers of the Bank under the 2004 Stock Incentive Plan. One-fourth of these awards vest to the respective recipients on May 31, 2006, 2007, 2008 and 2009, respectively. The fair value of the Company's common stock on March 17, 2005 was $15.44. On January 3, 2006, a grant of 30,000 restricted stock awards was made to certain officers of the Bank under the 2004 Stock Incentive Plan. One-fifth of these awards vest to the respective recipients on February 1, 2007, 2008, 2009, 2010 and 2011, respectively. The fair value of the Company's common stock on January 3, 2006 was $14.61 (the opening price on the grant date). On March 16, 2006, a grant of 18,000 restricted stock awards was made to certain officers of the Bank under the 2004 Stock Incentive Plan. One-fifth of these awards vest to the respective recipients on May 1, 2007, 2008, 2009, 2010 and 2011, respectively. The fair value of the Company's common stock on March 16, 2006 was $14.48.

In accordance with either SFAS 123 or SFAS 123R, during the years ended December 31, 2006 and 2005, compensation expense was recorded on these restricted stock awards based upon the fair value of the shares on the respective dates of grant.

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan during the years ended December 31, 2006 and 2005:

	At or for the Year Ended December 31,
	2006	2005
Unvested allocated shares - beginning of period	31,804	-
Shares granted	48,000	31,804
Shares vested	7,949	-
Unvested allocated shares - end of period	71,855	31,804
Unallocated shares - end of period	-	-
Compensation recorded to expense	$252	$96
Income tax benefit recognized	16	-

16. COMMITMENTS AND CONTINGENCIES

Mortgage Loan Commitments and Lines of Credit - At December 31, 2006 and 2005, the Bank had outstanding commitments to make real estate loans aggregating approximately $55,321 and $55,353, respectively.

At December 31, 2006, commitments to originate fixed-rate and adjustable-rate real estate loans were $10,972 and $44,349 respectively. Interest rates on fixed-rate commitments ranged between 5.70% and 7.13%. Substantially all of the Bank's commitments expire within three months of their acceptance by the prospective borrower. A concentration risk exists with these commitments as virtually all of them involve multifamily and underlying cooperative properties located within the New York City metropolitan area.

At December 31, 2006, unused lines of credit available on one- to four-family residential, multifamily residential and commercial real estate loans totaled $38,206. At December 31, 2006, unused commitments to extend credit related construction loans and overdraft checking accounts totaled $33,389 and $3,544, respectively.

At December 31, 2006, the Bank had available unused lines of credit with the FHLBNY totaling $100,000 expiring on September 13, 2007.

Lease Commitments - At December 31, 2006, aggregate minimum annual rental commitments on operating leases were as follows:

Year Ending December 31,	Amount
2007	$1,141
2008	976
2009	970
2010	891
2011	758
Thereafter	3,895
Total	$8,631

Rental expense for the years ended December 31, 2006, 2005 and 2004 totaled 1,417, $1,283, and $1,190, respectively.

Litigation - The Company is subject to certain pending and threatened legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. The Company cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Consequently, the Company cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred. In the opinion of management, after consultation with counsel, the resolution of all ongoing legal proceedings will not have a material adverse effect on the consolidated financial condition or results of operations of the Company. The Company accounts for potential losses related to litigation in accordance with SFAS 5 "Accounting for Contingencies." As of December 31, 2006 and 2005, reserves provided for potential losses related to litigation matters were not material.

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

MSR -The fair value of the MSR is measured by the discounted anticipated cash flows through contractual maturity.

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

Borrowed Funds - For borrowed funds with stated maturity or subsequent interest rate repricing dates occurring within one year, the carrying value is the best estimate of fair value. For borrowings with stated maturity or subsequent interest rate repricing dates occurring after one year, the fair value is measured by the discounted anticipated cash flows through contractual maturity or next interest repricing date, or an earlier call date if, as of the valuation date, the borrowing is expected to be called. The carrying amount of accrued interest payable on borrowed funds is its fair value.

Commitments to Extend Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current interest rates and the committed rates.

The estimated fair values of the Company's financial instruments at December 31, 2006 and December 31, 2005 were as follows:

December 31, 2006	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$26,264	$26,264
Investment securities held-to-maturity	235	235
Investment securities available-for-sale	29,548	29,548
MBS available-for-sale	154,437	154,437
Loans, net	2,686,959	2,670,036
Loans held for sale	1,200	1,200
MSR	2,592	3,497
Federal funds sold and short-term investments	78,752	78,752
FHLBNY capital stock	31,295	31,295
Liabilities:
Savings, money market, NOW, Super NOW and checking accounts	943,863	943,863
Certificates of deposit	1,064,669	1,062,073
Escrow and other deposits	46,373	46,373
Borrowed funds	788,900	787,085
Off Balance Sheet
Commitments to extend credit	-	(163)

December 31, 2005	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$40,199	$40,199
Investment securities held-to-maturity	455	456
Investment securities available-for-sale	44,832	44,832
MBS available-for-sale	193,453	193,453
Loans, net	2,595,410	2,570,841
Loans held for sale	900	900
MSR	2,344	2,890
Federal funds sold and short-term investments	60,014	60,014
FHLBNY capital stock	29,917	29,917
Liabilities:
Savings, money market, NOW, Super NOW and checking accounts	936,187	936,187
Certificates of deposit	978,585	973,230
Escrow and other deposits	47,518	47,518
Borrowed funds	834,120	831,041
Off Balance Sheet
Commitments to extend credit	-	(320)

18. TREASURY STOCK

The Holding Company purchased 777,539 shares, 801,384 shares and 1,987,529 shares of its common stock into treasury during the years ended December 31, 2006, 2005 and 2004, respectively. All shares were purchased in accordance with applicable regulations of the OTS and the SEC.

19. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements established by the federal banking agencies. Failure to satisfy minimum capital requirements may result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements.

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

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). The Bank's primary regulatory agency, the OTS, requires that the Bank maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, and total risk-based capital (as defined in the regulations) of 8%. In addition, insured institutions in the strongest financial and managerial condition, with a rating of one (the highest rating of the OTS under the Uniform Financial Institutions Rating System) are required to maintain a Leverage Capital Ratio (the "Leverage Capital Ratio") of not less than 3.0% of total assets. For all other banks, the minimum Leverage Capital Ratio requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the institution. The Bank is also subject to prompt corrective action requirement regulations promulgated by the Federal Deposit Insurance Corporation. These regulations require the Bank to maintain a minimum of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations). As of December 31, 2006, the Bank satisfied all capital adequacy requirements to which it was subject.

As of December 31, 2006 and 2005, the Bank satisfied all criteria necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank was required to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$277,622	9.05%	$46,037	1.5%	N/A	N/A
Leverage capital	277,622	9.05	122,766	4.0%	N/A	N/A
Total risk-based capital (to risk weighted assets)	276,864	12.61	175,653	8.0%	$219,566	10.00%
Tier I risk-based capital (to risk weighted assets)	261,350	11.90	N/A	N/A	131,739	6.00
Tier I leverage capital (to average assets)	277,622	8.97	N/A	N/A	154,801	5.00

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$299,666	9.84%	$45,673	1.5%	N/A	N/A
Leverage capital	299,666	9.84	121,794	4.0%	N/A	N/A
Total risk-based capital (to risk weighted assets)	301,657	14.30	168,787	8.0%	$210,983	10.00%
Tier I risk-based capital (to risk weighted assets)	285,872	13.55	N/A	N/A	126,590	6.00
Tier I leverage capital (to average assets)	299,666	9.26	N/A	N/A	161,725	5.00

The following is a reconciliation of GAAP capital to regulatory capital for the Bank:

	At December 31, 2006			At December 31, 2005
	Tangible Capital	Leverage Capital	Total Risk-Based Capital	Tangible Capital	Leverage Capital	Total Risk-Based Capital
GAAP capital	$326,456	$326,456	$326,456	$351,799	$351,799	$351,799
Non-allowable assets:
Core deposit intangible	-	-	-	-	-	-
MSR	(265)	(265)	(265)	(234)	(234)	(234)
Accumulated other comprehensive loss	7,069	7,069	7,069	3,739	3,739	3,739
Goodwill	(55,638)	(55,638)	(55,638)	(55,638)	(55,638)	(55,638)
Tier 1 risk-based capital	277,622	277,622	277,622	299,666	299,666	299,666
Adjustment for recourse provision on loans sold	-	-	(16,272)	-	-	(13,794)
General valuation allowance	-	-	15,514	-	-	15,785
Total (Tier 2) risk based capital	277,622	277,622	276,864	299,666	299,666	301,657
Minimum capital requirement	46,037	122,766	175,653	45,673	121,794	168,787
Regulatory capital excess	$231,585	$154,856	$101,211	$253,993	$177,872	$132,870

20. UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following represents the unaudited consolidated results of operations for each of the quarters during the fiscal years ended December 31, 2006 and 2005.

For the three months ended	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Net interest income	$20,441	$20,851	$18,706	$17,472
Provision for loan losses	60	60	60	60
Net interest income after provision for loan losses	20,381	20,791	18,646	17,412
Non-interest income	3,160	3,693	3,135	2,402
Non-interest expense	10,448	10,528	10,620	10,380
Income before income taxes	13,093	13,956	11,161	9,434
Income tax expense	4,685	4,896	4,002	3,469
Net income	$8,408	$9,060	$7,159	$5,965
Earnings per share (1):
Basic	$0.24	$0.26	$0.21	$0.17
Diluted	$0.24	$0.26	$0.20	$0.17

For the three months ended	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Net interest income	$24,710	$23,386	$22,346	$21,929
Provision for loan losses	60	60	60	160
Net interest income after provision for loan losses	24,650	23,326	22,286	21,769
Non-interest income (loss)	2,320	(2,418)	2,641	2,608
Non-interest expense	9,758	9,933	10,736	10,315
Income before income taxes	17,212	10,975	14,191	14,062
Income tax expense	6,341	3,717	5,089	5,083
Net income	$10,871	$7,258	$9,102	$8,979
Earnings per share (1):
Basic	$0.31	$0.21	$0.26	$0.26
Diluted	$0.30	$0.20	$0.26	$0.25

(1) The quarterly earnings per share amounts, when added, may not coincide with the full fiscal year earnings per share reported on the Consolidated Statements of Operations due to differences in the computed weighted average shares outstanding as well as rounding differences.

21. CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following statements of condition as of December 31, 2006 and 2005, and the related statements of operations and cash flows for the years ended December 31, 2006, 2005 and 2004, reflect the Holding Company's investment in its wholly-owned subsidiaries, the Bank and 842 Manhattan Avenue Corp., using the equity method of accounting:

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	At December 31, 2006	At December 31, 2005
ASSETS:
Cash and due from banks	$4,427	$2,673
Investment securities available-for-sale	6,947	9,107
MBS available-for-sale	1,792	2,360
Federal funds sold and short term investments	39,678	13,716
ESOP loan to subsidiary	4,554	4,655
Investment in subsidiaries	327,089	352,130
Other assets	5,654	6,357
Total assets	$390,141	$390,998

LIABILITIES AND STOCKHOLDERS' EQUITY:
Subordinated notes payable	$25,000	$25,000
Trust Preferred securities payable	72,165	72,165
Other liabilities	2,345	2,119
Stockholders' equity	290,631	291,714
Total liabilities and stockholders' equity	$390,141	$390,998

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Fiscal Year Ended December 31,
	2006	2005	2004
Net interest loss	$(5,178)	$(5,911)	$(5,054)
Dividends received from Bank	58,012	11	30,000
Non-interest income	1,215	152	377
Non-interest expense	(484)	(512)	(638)
Income (Loss) before income taxes and equity in undistributed earnings of direct subsidiaries	53,565	(6,260)	24,685
Income tax credit	698	2,721	2,373
Income (Loss) before equity in undistributed earnings of direct subsidiaries	54,263	(3,539)	27,058
Equity in (overdistributed) undistributed earnings of subsidiaries	(23,671)	39,749	19,164
Net income	$30,592	$36,210	$46,222

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 31,
	2006	2005	2004
Cash flows from Operating Activities:
Net income	$30,592	$36,210	$46,222
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in overdistributed (undistributed) earnings of direct subsidiaries	23,671	(39,749)	(19,164)
Gain on sale of assets	(1,063)	-	(258)
Net (amortization) and accretion	(594)	(299)	(432)
Decrease (Increase) in other assets	703	461	(6,231)
Increase (Decrease) in other liabilities	596	(144)	700
Net cash provided by (used in) Operating Activities	53,905	(3,521)	20,837

Cash flows from Investing Activities:
Net (Increase)Decrease in federal funds sold and short-term Investments	(25,962)	23,235	(33,198)
Proceeds from maturities of investment securities available-for-sale	3,000	25,000	-
Proceeds from sale of investment securities available-for-sale	3,032	-	2,959
Purchases of investment securities available-for-sale	(3,029)	(15,000)	(12,999)
Principal collected on MBS available-for-sale	571	945	1,790
Principal repayments on ESOP loan	102	94	453
Net cash (used in) provided by Investing Activities	(22,286)	34,274	(40,995)

Cash flows from Financing Activities:
Cash disbursed in payment of stock dividends	-	-	(12)
Proceeds from Trust Preferred borrowings	-	-	72,165
Common stock issued for exercise of stock options	910	2,307	4,016
Purchase of common stock by the RRP	-	(80)	-
Cash dividends paid to stockholders	(19,751)	(19,868)	(19,743)
Purchase of treasury stock	(11,024)	(12,178)	(38,198)
Benefit plan payments reimbursed by subsidiary	-	777	1,996
Net cash (used in) provided by financing activities	(29,865)	(29,042)	20,224

Net increase in cash and due from banks	1,754	1,711	66
Cash and due from banks, beginning of period	2,673	962	896
Cash and due from banks, end of period	$4,427	$2,673	$962

* * * * *

Exhibit Number

3(i)	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (1)
3(ii)	Amended and Restated Bylaws of Dime Community Bancshares, Inc. (1)
4.1	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. [See Exhibit 3(i) hereto]
4.2	Amended and Restated Bylaws of Dime Community Bancshares, Inc. [See Exhibit 3(ii) hereto]
4.3	Draft Stock Certificate of Dime Community Bancshares, Inc. (2)
4.4	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock (3)
4.5	Rights Agreement, dated as of April 9, 1998, between Dime Community Bancorp, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (3)
4.6	Form of Rights Certificate (3)
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
10.19
Option Conversion Certificates between Dime Community Bancshares, Inc. and each of Messrs: Russo, Segrete, Calamari, Latawiec, O'Gorman, and Ms. Swaya
   pursuant to Section 1.6(b) of the Agreement and Plan of Merger, dated as of July 18, 1998 by and between Dime Community Bancshares, Inc. and Financial
   Bancorp, Inc. (6)

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (7)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (10)
10.22	Waiver executed by Vincent F. Palagiano (12)
10.23	Waiver executed by Michael P. Devine (12)
10.24	Waiver executed by Kenneth J. Mahon (12)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (11)
Exhibits continued on next page

10.26	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh and Christopher D. Maher (13)
14	Code of Business Ethics (10)
21	Subsidiaries of the Registrant
31(i).1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
31(i).2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

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

(13) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 9, 2006.