Form 10-K/A
period 2006-12-31
DIME COMMUNITY BANCSHARES INC
filed 2007-03-22
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)
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

EXPLANATORY NOTE

     This Form 10-K/A (Amendment No. 2) is being filed to include both the full Annual Report on Form 10-K (filed on March 16, 2007), and Exhibits 31.1, 32.1, 32.1 and 32.2 (which were erroneously not included in the 10-K filing made on March 16, 2007) and filed subsequently in Amendment No. 1 on March 21, 2007.

SIGNATURE

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIME COMMUNITY BANCSHARES, INC.

By:	/s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer
Date:	March 22, 2007