Form 10-Q
period 2007-03-31
DIME COMMUNITY BANCSHARES INC
filed 2007-05-10
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          YES          NO   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at May 9, 2007
$.01 Par Value	35,957,036

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
•
general economic conditions, either nationally or locally in some or all areas in which the Bank conducts business, or conditions in the securities markets or banking industry, may be less favorable than the Company currently anticipates;

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

Item 1. Condensed Financial Statements (Unaudited)

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)
	March 31, 2007	December 31, 2006
ASSETS:
Cash and due from banks	$26,154	$26,264
Federal funds sold and short-term investments ($2,150 encumbered at March 31, 2007)	183,128	78,752
Encumbered investment securities held-to-maturity (estimated fair value of $235 at both March 31, 2007 and December 31, 2006)	235	235
Unencumbered Investment securities available-for-sale, at fair value	28,506	29,548
Mortgage-backed securities available-for-sale, at fair value:
Encumbered	145,090	147,765
Unencumbered	2,454	6,672
	147,544	154,437
Loans:
Real estate, net	2,731,232	2,700,268
Other loans	2,058	2,205
Less allowance for loan losses	(15,558)	(15,514)
Total loans, net	2,717,732	2,686,959
Loans held for sale	2,134	1,200
Premises and fixed assets, net	22,962	22,886
Federal Home Loan Bank of New York capital stock	28,370	31,295
Goodwill	55,638	55,638
Other assets	87,141	86,163
Total Assets	$3,299,544	$3,173,377
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,072,230	$1,913,317
Non-interest bearing deposits	96,760	95,215
Total deposits	2,168,990	2,008,532
Escrow and other deposits	80,017	46,373
Securities sold under agreements to repurchase	120,235	120,235
Federal Home Loan Bank of New York advances	506,500	571,500
Subordinated notes payable	25,000	25,000
Trust Preferred securities payable	72,165	72,165
Other liabilities	41,459	38,941
Total Liabilities	3,014,366	2,882,746
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at March 31, 2007 and December 31, 2006)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 50,894,891 shares and 50,862,867 shares issued at March 31, 2007 and December 31, 2006, respectively, and 36,062,920 shares and 36,456,354 shares outstanding at March 31, 2007 and December 31, 2006, respectively)	509	509
Additional paid-in capital	206,792	206,601
Retained earnings	284,643	285,420
Accumulated other comprehensive loss, net of deferred taxes	(6,525)	(7,100)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(4,338)	(4,395)
Unearned and unallocated common stock of Recognition and Retention Plan ("RRP") and Restricted Stock Awards	(3,386)	(3,452)
Common stock held by Benefit Maintenance Plan ("BMP")	(7,941)	(7,941)
Treasury stock, at cost (14,831,971 shares and 14,406,513 shares at March 31, 2007 and December 31, 2006, respectively)	(184,576)	(179,011)
Total Stockholders' Equity	285,178	290,631
Total Liabilities And Stockholders' Equity	$3,299,544	$3,173,377
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2007	2006
Interest income:
Loans secured by real estate	$40,250	$37,839
Other loans	45	49
Mortgage-backed securities	1,512	1,845
Investment securities	442	482
Federal funds sold and other short-term investments	2,469	1,156
Total interest income	44,718	41,371

Interest expense:
Deposits and escrow	18,161	11,496
Borrowed funds	8,671	9,434
Total interest expense	26,832	20,930
Net interest income	17,886	20,441
Provision for loan losses	60	60
Net interest income after provision for loan losses	17,826	20,381

Non-interest income:
Service charges and other fees	1,355	1,497
Net gain on sales of loans	244	399
Net gain (loss) on sales and redemptions of securities and other assets	-	478
Income from Bank Owned Life Insurance	485	464
Other	406	322
Total non-interest income	2,490	3,160

Non-interest expense:
Salaries and employee benefits	5,917	5,283
ESOP and RRP compensation expense	533	585
Occupancy and equipment	1,495	1,412
Federal deposit insurance premiums	62	69
Data processing costs	825	744
Other	2,416	2,355
Total non-interest expense	11,248	10,448

Income before income taxes	9,068	13,093
Income tax expense	3,251	4,685
Net income	$5,817	$8,408

Earnings per Share:
Basic	$0.17	$0.24
Diluted	$0.17	$0.24
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  AND COMPREHENSIVE INCOME
(Dollars in thousands)

	Three Months Ended March 31,
	2007	2006
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Common Stock (Par Value $0.01):
Balance at beginning of period	$509	$506
Shares issued in exercise of options	-	2
Balance at end of period	509	508

Additional Paid-in Capital:
Balance at beginning of period	206,601	204,083
Stock options exercised	(11)	451
Tax benefit of benefit plans	-	29
RRP shares acquired from treasury	-	106
Amortization of excess fair value over cost - ESOP stock	202	227
Balance at end of period	206,792	204,896

Retained Earnings:
Balance at beginning of period	285,420	274,579
Net income for the period	5,817	8,408
Cash dividends declared and paid	(4,890)	(4,966)
Cumulative effect adjustment for the adoption of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48")	(1,704)	-
Balance at end of period	284,643	278,021

Accumulated Other Comprehensive Income:
Balance at beginning of period	(7,100)	(3,328)
Change in other comprehensive (loss) income during the period, net of deferred taxes	575	(699)
Balance at end of period	(6,525)	(4,027)

ESOP:
Balance at beginning of period	(4,395)	(4,627)
Amortization of earned portion of ESOP stock	57	58
Balance at end of period	(4,338)	(4,569)

RRP and Restricted Stock Awards:
Balance at beginning of period	(3,452)	(2,979)
Common stock acquired by RRP	-	(699)
Amortization of earned portion of RRP stock	66	82
Balance at end of period	(3,386)	(3,596)

Treasury Stock:
Balance at beginning of period	(179,011)	(168,579)
Common stock acquired by RRP	-	592
Purchase of treasury shares, at cost	(5,565)	(2,624)
Balance at end of period	(184,576)	(170,611)

Common Stock Held by BMP
Balance at beginning and end of period	(7,941)	(7,941)

Total Stockholders Equity	285,178	292,681

STATEMENTS OF COMPREHENSIVE INCOME
Net Income	$5,817	$8,408
Net unrealized securities (losses) arising during the period, net of taxes of $490 and $(595) during the three months ended March 31, 2007 and 2006, respectively	575	(699)
Comprehensive Income	$6,392	$7,709
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In thousands)
	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,817	$8,408
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gain on the sale of investment securities and other assets	-	(478)
Net gain on sale of loans held for sale	(244)	(399)
Net depreciation and amortization	406	410
ESOP compensation expense	259	285
Stock plan compensation (excluding ESOP)	66	82
Provision for loan losses	60	60
Increase in cash surrender value of Bank Owned Life Insurance	(485)	(464)
Deferred income tax provision (credit)	(178)	(46)
Excess tax benefits of stock plans	-	29
Changes in assets and liabilities:
Origination of loans held for sale	(20,195)	(36,321)
Proceeds from sale of loans held for sale	19,505	27,100
Increase in other assets	(793)	(846)
Increase in other liabilities	814	624
Net cash provided by (used in) operating activities	5,032	(1,556)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in federal funds sold and other short term investments	(104,376)	(8,632)
Proceeds from maturities of investment securities available-for-sale	1,000	14,575
Purchases of investment securities available-for-sale	-	-
Principal collected on mortgage backed securities held-to-maturity	-	-
Principal collected on mortgage backed securities available-for-sale	7,967	10,553
Net (increase) decrease in loans	(30,833)	(30,556)
Proceeds from the sale of investment property	-	908
Purchases of fixed assets, net	(461)	(78)
Redemption (Purchase) of Federal Home Loan Bank of New York capital stock	2,925	(1,575)
Net cash used in investing activities	(123,778)	(14,805)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in due to depositors	160,458	32,027
Net increase in escrow and other deposits	33,644	29,753
Decrease in securities sold under agreements to repurchase	-	(85,000)
(Decrease) Increase in FHLBNY advances	(65,000)	35,000
Cash dividends paid	(4,890)	(4,966)
Exercise of stock options	(11)	453
Excess tax benefits of stock plans	-	29
Purchase of treasury stock	(5,565)	(2,624)
Net cash provided by financing activities	118,636	4,672
DECREASE IN CASH AND DUE FROM BANKS	(110)	(11,689)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	26,264	40,199
CASH AND DUE FROM BANKS, END OF PERIOD	$26,154	$28,510
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$3,206	$4,066
Cash paid for interest	26,337	20,673
(Decrease) Increase in accumulated other comprehensive loss	575	(699)
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

2. SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of March 31, 2007, the results of operations and statements of comprehensive income for the three-month periods ended March 31, 2007 and 2006, and changes in stockholders' equity and cash flows for the three month periods ended March 31, 2007 and 2006. The results of operations for the three-months ended March 31, 2007 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2007. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2006 and notes thereto.

3. TREASURY STOCK

During the three months ended March 31, 2007, the Holding Company repurchased 425,458 shares of its common stock into treasury. All shares repurchased were recorded at the acquisition cost, which totaled $5.6 million during the period.

4. ACCOUNTING FOR GOODWILL

The Company has designated the last day of its fiscal year as its date for annual impairment testing. The Company performed an impairment test as of December 31, 2006 and concluded that no impairment of goodwill existed. No events have occurred nor circumstances changed subsequent to December 31, 2006 that would reduce the fair value of the Company's reporting unit below its carrying value. Such events or changes in circumstances would require the immediate performance of an impairment test in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

5. EARNINGS PER SHARE ("EPS")

EPS is calculated and reported in accordance with SFAS No. 128, "Earnings Per Share.'' SFAS No. 128 requires disclosure of basic EPS and diluted EPS for entities with complex capital structures on the face of the income statement, along with a reconciliation of the numerators and denominators of basic and diluted EPS.

Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period (weighted-average common shares are adjusted to exclude unvested RRP shares and unallocated ESOP shares). Diluted EPS is computed using the same method as basic EPS, however, the computation reflects the potential dilution that would occur if unvested RRP shares or restricted stock awards became vested and stock options were exercised and converted into common stock.

The following is a reconciliation of the numerator and denominator of basic EPS and diluted EPS for the periods presented:

	Three Months Ended March 31,
	2007	2006
(Dollars in Thousands except share amounts)
Numerator:
Net Income per the Consolidated Statements of Operations	$5,817	$8,408
Denominator:
Weighted-average number of shares outstanding utilized in the calculation of basic EPS	34,473,159	35,071,887

Unvested shares of RRP or Restricted Stock Awards	67,922	78,304
Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options	113,650	337,003
Anti-dilutive effect of tax benefits associated with "in-the-money" stock options	(28,826)	(114,148)
Weighted average number of shares outstanding utilized in the calculation of diluted EPS	34,625,905	35,373,046

Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options are calculated based upon the excess of the average market value of the Company's common stock over the exercise price of outstanding options.

There were 1,077,676 and 1,083,863 weighted-average unexercised stock options for the three month periods ended March 31, 2007 and 2006, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

6. ACCOUNTING FOR STOCK BASED COMPENSATION

During the three months ended March 31, 2007 and 2006, the Holding Company and Bank maintained the Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees, the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees and the 2004 Stock Incentive Plan, (collectively the "Stock Plans"), as well as the RRP, which are discussed more fully in Note 15 to the Company's consolidated audited financial statements for the year ended December 31, 2006, and which are subject to the accounting requirements of SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123R"). SFAS 123R requires that share based payments be accounted for using a fair value based method and the recording of compensation expense in lieu of optional pro forma disclosure. The Company adopted SFAS 123R on January 1, 2006.

On March 29, 2005, the SEC released Staff Accounting Bulletin No. 107 ("SAB No. 107"), providing guidance on several technical issues regarding the required adoption of SFAS 123R. The Company adopted SAB No. 107 on January 1, 2006 in conjunction with the adoption of SFAS 123R.

During the three months ended March 31, 2007, the 1996 Stock Option Plan for Outside Directors, Officers and Employees was deemed inactive.

Stock Option Awards
Since all stock options outstanding were fully vested prior to the adoption of SFAS 123R, and there have been no grants of stock options since that date, there was no recorded expense related to stock options during the three-month periods ended March 31, 2007 and 2006.

Combined activity related to stock options granted under the Stock Plans for the three-months ended March 31, 2007 and 2006 was as follows:

	At or for the Three Months Ended March 31,
	2007	2006
(Dollars in Thousands, Except Share Amounts)
Options outstanding - beginning of period	2,250,747	2,503,103
Options granted	-	-
Weighted average exercise price of grants	-	-
Options exercised	45,153	153,270
Weighted average exercise price of exercised options	$3.80	$4.64
Options forfeited	-	-
Weighted average exercise price of forfeited options	$-	-
Options outstanding - end of period	2,205,594	2,349,833
Weighted average exercise price of outstanding options - end of period	$15.07	$14.47
Remaining options available for grant	1,102,765	1,121,653
Exercisable options at end of period	2,205,594	2,349,833
Weighted average exercise price of exercisable options - end of period	$15.07	$14.47
Cash received for option exercise cost	$97	$627
Income tax benefit recognized	-	-

The range of exercise prices and weighted-average remaining contractual lives of both options outstanding and options exercisable as of March 31, 2007 was as follows:

Range of Exercise Prices	Outstanding as of March 31, 2007	Exercisable as of March 31, 2007	Weighted Average Exercise Price	Weighted Average Contractual Years Remaining
$4.51 - $5.00	14,087	14,087	4.56	2.8
$10.50 - $11.00	501,646	501,646	10.91	4.6
$13.00-$13.50	612,185	612,185	13.16	5.8
$15.00-$15.50	318,492	318,492	15.10	8.2
$16.00-$16.50	76,320	76,320	16.45	7.8
$19.50-$20.00	682,864	682,864	19.90	6.8
Total	2,205,594	2,205,594	$15.07	6.3

Other Stock Awards

RRP - In December 1996, the Holding Company's shareholders approved the RRP. On May 17, 2002, 67,500 RRP shares were granted to certain officers of the Bank. These shares vested as follows: 20% on November 25, 2002, and 20% each on April 25, 2003, 2004, 2005 and 2006. The fair value of the Company's common stock on May 17, 2002 was $16.19. The Company accounts for compensation expense under the RRP in accordance with SFAS 123R. During the three months ended March 31, 2007, the Company determined that the shares held by the RRP were no longer eligible for grant, and has begun to liquidate all of the assets of the RRP.

The following is a summary of activity related to the RRP awards during the three months ended March 31, 2007 and 2006:

	At or for the Three Months Ended March 31,
	2007	2006
	(Dollars in Thousands)
Shares acquired	-	-
Shares vested	-	-
Shares allocated	-	-
Unallocated shares - end of period	303,137	298,114
Unvested allocated shares - end of period	-	13,500
Compensation recorded to expense	-	$27
Income tax benefit recognized	-	29

Restricted Stock Awards -On March 17, 2005, a grant of 31,804 restricted stock awards was made to certain officers of the Bank under the 2004 Stock Incentive Plan. One-fourth of these awards vested to the respective recipients on May 1, 2006. The remaining three-fourths of these awards vest in equal annual installments on May 1, 2007, 2008 and 2009, respectively. The fair value of the Company's common stock on March 17, 2005 was $15.44. On January 3, 2006, a grant of 30,000 restricted stock awards was made to certain officers of the Bank under the 2004 Stock Incentive Plan. The awards vest to the respective recipients in equal installments (as adjusted for rounding) on February 1, 2007, 2008, 2009, 2010 and 2011, respectively. The fair value of the Company's common stock on January 3, 2006 was $14.61 (the opening price on the grant date). On March 16, 2006, a grant of 18,000 restricted stock awards was made to certain officers of the Bank under the 2004 Stock Incentive Plan. The awards vest to the respective recipients in equal installments (as adjusted for rounding) on May 1, 2007, 2008, 2009, 2010 and 2011, respectively. The fair value of the Company's common stock on March 16, 2006 was $14.48.

Compensation expense related to restricted stock awards was accounted for in accordance with SFAS 123R during the three-months ended March 31, 2007 and 2006.  The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan during the three-months ended March 31, 2007 and 2006:

	At or for the Three Months Ended March 31,
	2007	2006
	(Dollars in Thousands Except Share Amounts)
Unvested allocated shares - beginning of period	71,855	31,804
Shares granted	-	48,000
Shares vested	6,000	-
Unvested allocated shares - end of period	65,855	79,804
Unallocated shares - end of period	-	-
Compensation recorded to expense	$66	$54
Income tax benefit recognized	-	-

7. INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following table summarizes the gross unrealized losses and fair value of investment securities and MBS available-for-sale as of March 31, 2007, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
			(Dollars in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate securities	$5,000	$1	$-	$-	$5,000	$1
Equity securities	4,285	343	4	1	4,289	344
FNMA pass-through certificates	-	-	9,056	299	9,056	299
Collateralized Mortgage Obligations	-	-	136,796	4,229	136,796	4,229
	$9,285	$344	$145,856	$4,529	$155,141	$4,873

Management believes that all unrealized losses were temporary at March 31, 2007. In making this determination, management considered the severity and duration of the loss as well as its intent with regard to these securities.

The aggregate amount of held-to-maturity investment securities and MBS carried at historical cost was $235,000 as of March 31, 2007. No individual held-to-maturity security that was carried at historical cost possessed an unrealized loss as of March 31, 2007.

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

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)
Service cost	$-	$21	$-	$20
Interest cost	339	61	327	57
Expected return on assets	(450)	-	(438)	-
Unrecognized past service liability	-	(7)	-	(7)
Amortization of unrealized loss	118	7	155	10
Net expense	$7	$82	$44	$80

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2006 that it expects to make contributions or benefit payments totaling $186,000 to the BMP, $131,000 to its Outside Director Retirement Plan, and $159,000 to its Postretirement Plan, and make no contributions to the Employee Retirement Plan during the year ending December 31, 2007. During the three-months ended March 31, 2007, the Company made benefit payments of $32,000 to the Outside Director Retirement Plan and expects to make an additional $96,000 of contributions or benefit payments during the remainder of 2007. During the three-months ended March 31, 2007, the Company made contributions totaling $24,000 to the Postretirement Plan and expects to make an additional estimated $135,000 of contributions or benefit payments during the remainder of 2007. During the three months ended March 31, 2007, the Company made no contributions or benefit payments to the BMP, and does not expect to make any benefit payments or contributions to the BMP during the remainder of 2007, since anticipated retirements that formed the basis for the expected benefit payments in 2007 are not expected to occur.

9. INCOME TAXES

The Company adopted FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements prepared in accordance with SFAS 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, a tax position adopted is subjected to two levels of evaluation. Initially, a determination is made as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In conducting this evaluation, management should presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold. This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 further requires tabular disclosure of material activity related to unrecognized tax benefits that do not satisfy the recognition provisions established under FIN 48. The adoption of FIN 48 on January 1, 2007 resulted in an increase of $1.7 million in the liability for unrecognized tax benefits, which was accounted for as a reduction of the Company's consolidated January 1, 2007 balance of retained earnings. Activity related to unrecognized tax benefits was not material during the three months ended March 31, 2007.

The Company's gross unrecognized tax benefits totaled $2.9 million at both March 31, 2007 and January 1, 2007. Taxes and penalties associated with unrecognized tax benefits approximated $775,000 at both January 1, 2007 and March 31, 2007. If realized, the net unrecognized tax benefits would reduce the Company's consolidated income tax expense by $2.4 million, of which $1.9 million would favorably impact the Company's consolidated effective tax rate. The Company, consistent with its existing policy, recognizes both interest and penalties on unrecognized tax benefits as part of income tax expense.

All entities for which unrecognized tax benefits exist as of March 31, 2007 possess a June 30th tax year-end. As a result, as of March 31, 2007, the tax years ended June 30, 2004, 2005 and 2006, along with activity for the period July 1, 2006 through March 31, 2007 remain subject to examination by all tax jurisdictions. As of March 31, 2007, no audits were in process by a tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to the Company's unrecognized tax benefits. Additionally, as of March 31, 2007, no event occurred that is likely to result in a significant increase or decrease in the unrecognized tax benefits through December 31, 2007.

10. RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted FIN 48 on January 1, 2007. See Footnote 9 for further discussion of FIN 48.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 seeks to improve the overall quality of financial reporting by providing companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is evaluating the impact that SFAS 159 will have upon the Company's financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defined fair value, established a framework for measuring fair value under GAAP, and expanded disclosures about fair value measurements. Other current accounting pronouncements that require or permit fair value measurements will require application of SFAS 157. SFAS 157 does not require any new fair value measurements, however, changes the definition of, and methods used to measure, fair value, and expands disclosures about fair value measurements. SFAS 157 emphasizes fair value as a market-based measurement, not an entity-specific measurement. Under SFAS 157, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 further establishes a fair value hierarchy that distinguishes between (i) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs), and (ii) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. SFAS 157 also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is evaluating the impact that SFAS 157 will have upon the Company's financial condition and results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"). The Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to accounting for separately recognized MSR. SFAS 156 requires all separately recognized MSR to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and liabilities: (i) amortizing servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss; or (ii) reporting servicing assets or liabilities at fair value at each reporting date and reporting changes in fair value in earnings in the period in which the changes occur. In the event that the first method is selected, SFAS 156 requires an assessment of servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. SFAS 156 further requires additional disclosures for all separately recognized MSR. SFAS 156 is effective as of commencement of the first fiscal year that begins after September 15, 2006. Adoption of SFAS 156 did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

11. RECLASSIFICATION

Certain amounts as of December 31, 2006 and for the three-months ended March 31, 2006 have been reclassified to conform to their presentation as of and for the three-months ended March 31, 2007.
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

The Bank’s primary strategy is generally to increase its household and deposit market shares in the communities that it serves. During the previous several operating quarters, however, growth has been restricted as a result of the interest rate environment, which management has deemed unfavorable for significant balance sheet growth. The Bank also seeks to increase its product and service utilization for each individual depositor. The Bank’s primary strategy additionally includes the origination of, and investment in, mortgage loans, with an emphasis on multifamily residential and commercial real estate loans. For the past several quarters, the Bank has increased its portfolios of loans secured by commercial real estate and mixed-use properties (typically comprised of ground level commercial units and residential apartments on the upper floors).

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

Net interest income, and the related net interest spread and net interest margin, declined during the three months ended March 31, 2007 versus the comparable period of 2006. These declines were attributable to the continuation of the flattened market yield curve as interest rates on short-term investments and borrowings continued to increase at a faster rate than those on medium- and long-term investments and borrowings. This environment resulted in a greater increase in the average cost of interest bearing liabilities than the increase in yield on interest earning assets during the comparative period.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	For the Three Months Ended March 31,
	2007	2006
Performance and Other Selected Ratios:
Return on Average Assets	0.72%	1.08%
Return on Average Stockholders' Equity	8.12	11.55
Stockholders' Equity to Total Assets	8.64	9.32
Tangible Equity to Total Tangible Assets	7.24	7.79
Loans to Deposits at End of Period	126.12	136.23
Loans to Earning Assets at End of Period	87.58	89.46
Net Interest Spread	1.86	2.35
Net Interest Margin	2.33	2.76
Average Interest Earning Assets to Average Interest Bearing Liabilities	111.95	112.75
Non-Interest Expense to Average Assets	1.40	1.34
Efficiency Ratio	55.87	45.98
Effective Tax Rate	35.85	35.78
Dividend Payout Ratio	82.35	58.33
Average Tangible Equity	$237,363	238,972
Per Share Data:
Reported EPS (Diluted)	$0.17	$0.24
Cash Dividends Paid Per Share	0.14	0.14
Stated Book Value	7.91	7.92
Tangible Book Value	6.54	6.52
Asset Quality Summary:
Net Charge-offs (Recoveries)	$(2)	$11
Non-performing Loans	2,878	365
Non-performing Loans/Total Loans	0.11%	0.01%
Non-performing Assets/Total Assets	0.09	0.01
Allowance for Loan Loss/Total Loans	0.57	0.59
Allowance for Loan Loss/Non-performing Loans	540.58	4,309.04
Regulatory Capital Ratios (Bank Only):
Tangible Capital	8.81%	9.04%
Leverage Capital	8.81	9.04
Total Risk-based Capital	12.45	12.90
Earnings to Fixed Charges Ratios (1)
Including Interest on Deposits	1.33x	1.62x
Excluding Interest on Deposits	1.99	2.36

	For the Three Months Ended March 31,
	2007	2006
(Dollars in Thousands Except Per Share Amounts)
Non-GAAP Disclosures - Core Earnings Reconciliation and Ratios (2)
Net income	$5,817	$8,408
Net pre-tax gain on sale of other assets	-	(478)
Net pre-tax income on borrowings restructuring	-	(43)
Tax effect of adjustments	-	190
After tax effect of adjustments to core earnings	-	(331)
Core Earnings	$5,817	$8,077

Core Return on Average Assets	0.72%	1.04%
Core Return on Average Stockholders' Equity	8.12	11.09
Core EPS (Diluted)	$0.17	$0.23
Dividend payout ratio (based upon core earnings)	82.35%	60.87%

(1) Interest on unrecognized tax benefits totaling $512 and $183, respectively, is included in the calculation of fixed charges for the three months ended March 31, 2007 and 2006.

(2) Core earnings and related data are "Non-GAAP Disclosures." These disclosures provide information which management considers useful to the readers of this report since they present a measure of the results of the Company's ongoing operations (exclusive of significant non-recurring items such as gains or losses on sales of investments, MBS or investment properties and income or expense associated with borrowing restructurings) during the period.

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

Allowance for Loan Losses. Accounting principles generally accepted in the United States ("GAAP") requires the Bank to maintain an appropriate allowance for loan losses. Management uses available information to estimate losses on loans and believes that the Bank maintains its allowance for loan losses at appropriate levels. Adjustments may be necessary, however, if future economic, market or other conditions differ from the current operating environment.

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

The Bank's loan loss reserve methodology consists of several components, including a review of the two elements of its loan portfolio: problem loans [i.e., classified loans, non-performing loans and impaired loans under Statement of Financial Accounting Standards No. 114, "Accounting By Creditors for Impairment of a Loan," as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures an amendment of FASB Statement No. 114" ("Amended SFAS 114")] and performing loans.

Performing Loans

At March 31, 2007, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio. Performing loans are reviewed at least quarterly based upon the premise that there are losses inherent within the loan portfolio that have not been identified as of the review date. The Bank thus calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage and applying it to its performing loans. In deriving the expected loan loss percentage, the Bank generally considers, among others, the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multifamily residential, commercial real estate, cooperative apartment, construction or consumer); the underwriting history of the loan (i.e., whether it was underwritten by the Bank or a predecessor institution acquired by the Bank and, therefore, originally subjected to different underwriting criteria); both the current condition and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data to derive the expected loan loss percentages); the level of, and trend in, non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by real estate located in the New York City metropolitan area) or specific industry conditions within the portfolio segments. Since these criteria affect the expected loan loss percentages that are applied to performing loans, changes in any of them may affect the amount of the allowance and the provision for loan losses. The Bank applied the process of determining the allowance for loan losses consistently throughout the three month periods ended March 31, 2007 and 2006.

Problem Loans

Office of Thrift Supervision ("OTS") regulations and Bank policy require that loans possessing certain weaknesses be classified as Substandard, Doubtful or Loss assets. Assets that do not expose the Bank to risk sufficient to justify classification in one of these categories, however, which possess potential weaknesses that deserve management's attention, are designated Special Mention. Loans classified as Special Mention, Substandard or Doubtful are reviewed individually on a quarterly basis by the Bank's Loan Loss Reserve Committee to determine the level of possible loss, if any, that should be provided for within the Bank's allowance for loan losses.

The Bank's policy is to charge-off immediately all balances classified as ''Loss'' and record a reduction of the allowance for loan losses for the full amount of the outstanding loan balance. The Bank applied this process consistently throughout the three month periods ended March 31, 2007 and 2006.

Under the guidance established by Amended SFAS 114, loans determined to be impaired (generally, non-performing one- to four-family loans in excess of $417,000 and non-performing and troubled-debt restructured multifamily residential and commercial real estate loans) are evaluated at least quarterly in order to establish impairment, i.e., whether the estimated fair value of the underlying collateral determined based upon an independent appraisal is sufficient to satisfy the existing debt. For each loan that the Bank determines to be impaired, impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimated fair value of the collateral. A specific reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses.

Valuation of MSR. The estimated origination and servicing costs of mortgage loans sold with servicing rights retained by the Bank are allocated between the loans and the servicing rights based on their estimated fair values at the time of the loan sale. MSR are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, net servicing income. The estimated fair value of MSR is determined by calculating the present value of estimated future net servicing cash flows, using estimated prepayment, default, servicing cost and discount rate assumptions. All estimates and assumptions utilized in the valuation of MSR are derived based upon actual historical results for the Bank, and in the absence of such historical data for the Bank, from historical results for the Bank's peers.

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

Assumptions utilized in measuring the fair value of capitalized MSR for the purpose of evaluating impairment additionally include the stratification based on predominant risk characteristics of the underlying loans. Increases in the risk characteristics of the underlying loans from the assumed amounts would result in a decline in the fair value of the MSR. A valuation allowance is established in the event the recorded value of an individual stratum exceeds its fair value for the full amount of the difference.

Asset Impairment Adjustments. Certain assets are carried in the Company's consolidated statements of financial condition at fair value or at the lower of cost or fair value. Management periodically performs analyses to test for impairment of these assets. Two significant impairment analyses relate to the value of goodwill and other than temporary declines in the value of the Company's securities. In the event that an impairment of goodwill or an other than temporary decline in the value of the Company's securities is determined to exist, it is recognized as a charge to earnings.

Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 eliminates amortization of goodwill and instead requires performance of an annual impairment test at the reporting unit level. As of March 31, 2007, the Company had goodwill totaling $55.6 million.

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

Available-for-sale debt and equity securities that have readily determinable fair values are carried at fair value. All of the Company's available for sale securities have readily determinable fair values, and such fair values are based on published or securities dealers' market values.

Debt securities are classified as held-to-maturity, and carried at amortized cost, only if the Company has a positive intent and ability to hold them to maturity. Unrealized holding gains or losses on debt securities classified as held-to-maturity are disclosed, but are not recognized in the Company's consolidated statement of financial condition or results of operations.

Debt securities that are not classified as held-to-maturity, along with all equity securities, are classified as either securities available-for-sale or trading securities. Neither the Holding Company nor the Bank owned any securities classified as trading securities during the three months ended March 31, 2007, nor do they presently anticipate establishing a trading portfolio.

The Company conducts a periodic review and evaluation of its securities portfolio, taking into account the severity and duration of each unrealized loss as well as management's intent and ability to hold the security until the unrealized loss is substantially eliminated, in order to determine if a decline in market value of any security below its carrying value is either temporary or other than temporary. Unrealized holding gains or losses on debt and equity securities available-for-sale that are deemed temporary are excluded from net income and reported net of income taxes as other comprehensive income or loss. Unrealized losses that are deemed other than temporary are recognized immediately as a reduction of the carrying amount of the security and a charge is recorded in the Company's consolidated statement of operations. For the three months ended March 31, 2007 and 2006, there were no other than temporary impairments in the securities portfolio.

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

Liquidity and Capital Resources

The Bank's primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security maturities and redemptions, advances from the Federal Home Loan Bank of New York ("FHLBNY"), and borrowings in the form of securities sold under agreement to repurchase ("REPOs") entered into with various financial institutions, including the FHLBNY. The Bank also sells selected multifamily residential and mixed use loans to the Federal National Mortgage Association ("FNMA'), and long-term, one- to four-family residential real estate loans to either FNMA or the State of New York Mortgage Agency. The Company may additionally issue debt under appropriate circumstances. Although maturities and scheduled amortization of loans and MBS are predictable sources of funds, deposits flows and prepayments of mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

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

Deposits increased $160.5 million during the three months ended March 31, 2007, compared to an increase of $32.0 million during the three months ended March 31, 2006. During the three months ended March 31, 2007, the Company experienced increases of $102.5 million in money markets and $52.1 million in certificates of deposit ("CDs"), respectively, due to successful promotional campaigns. During the three months ended March 31, 2006, the Company experienced an increase of $34.4 million in CDs, due primarily to successful promotional campaigns.

During the three months ended March 31, 2007, principal repayments totaled $71.4 million on real estate loans and $8.0 million on MBS. During the three months ended March 31, 2006, principal repayments totaled $63.0 million on real estate loans and $10.6 million on MBS. The increase in principal repayments on loans resulted from an increase in the average balance of real estate loans coupled with higher loan prepayment activity during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase in loan prepayment activity during the three months ended March 31, 2007 reflected the settlement of a few larger loans in connections with the sale of the respective underlying collateral, and did not reflect a particular market trend. The decline in the level of principal repayments of MBS during the comparative period reflected a decrease of $33.8 million in their balance from March 31, 2006 to March 31, 2007, reflecting both regular principal repayments and no new MBS purchases from January 1, 2006 through March 31, 2007.

Since December 2002, the Bank has originated and sold multifamily residential and mixed use mortgage loans in the secondary market to FNMA, while retaining servicing and generating fee income while it services the loans. The Bank underwrites these loans using its customary underwriting standards, funds the loans, and sells them to FNMA at agreed upon pricing. Typically, the Bank seeks to sell loans with terms to maturity or repricing in excess of seven years from the origination date since it does not desire to retain such loans in portfolio as a result of their heightened interest rate risk. Under the terms of the sales program, the Bank retains a portion of the associated credit risk. The aggregate amount of the retained risk continues to increase as long as the Bank continues to sell loans to FNMA under the program. The Bank retains this exposure until the portfolio of loans sold to FNMA is satisfied in its entirety or the Bank funds claims by FNMA for the maximum loss exposure. During the three months ended March 31, 2007 and 2006, the Bank sold FNMA $20.2 million and $27.1 million of loans, respectively, pursuant to this program.

Due in part to the growth in deposit funding during the three month periods ended both March 31, 2007 and 2006, the Company was able to reduce its overall level of borrowings in each period. During the three months ended March 31, 2007 and 2006, borrowings declined by $65.0 million and $50.0 million, respectively, as the Company utilized deposit inflows and liquidity from its investment and MBS portfolios to fund loan growth.

During the three months ended March 31, 2006, the Company restructured $145.0 million of its borrowings in order to lower their average cost. Borrowings with a weighted average cost of 4.46% and a weighted average term to maturity of one year were replaced with borrowings having a weighted average cost of 4.17% and a final maturity of ten years, callable after year one. Since portions of the original borrowings were satisfied at a discount, the Company recorded a non-recurring reduction of $43,200 in interest expense related to the prepayment.

An additional source of funds is available to the Bank through use of its borrowing line at the FHLBNY. At March 31, 2007, the Bank had an additional potential borrowing capacity of $477.5 million available provided it owned the minimum required level of FHLBNY common stock (i.e., 4.5% of its outstanding FHLBNY borrowings). The Holding Company additionally has a $15.0 million line of credit agreement with a reputable financial institution in the event that it requires further liquidity.

   The Bank is subject to minimum regulatory capital requirements imposed by the OTS, which, as a general matter, are based on the amount and composition of an institution's assets. At March 31, 2007, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Bank uses its liquidity and capital resources primarily to fund the origination of real estate loans and/or the purchase of mortgage-backed and other securities. During the three months ended March 31, 2007 and 2006, real estate loan originations totaled $123.3 million and $130.1 million, respectively. There were no purchases of investment securities or MBS during the three months ended March 31, 2007 and 2006, as the Company elected to retain excess funds in federal funds sold and other short-term investments while short-term rates equaled or exceeded medium and long-term rates.

During the three months ended March 31, 2007, the Holding Company repurchased 425,458 shares of its common stock into treasury. All shares repurchased were recorded at the acquisition cost, which totaled $5.6 million during the period. As of March 31, 2007, up to 1,261,152 shares remained available for purchase under authorized share purchase programs. Based upon the $13.23 per share closing price of its common stock as of March 30, 2007, the Holding Company would utilize $16.7 million in order to purchase all of the remaining authorized shares. For the Holding Company to complete these share purchases, it would likely require dividend distributions from the Bank.

Contractual Obligations

The Bank is obligated for rental payments under leases on certain of its branches and equipment and for minimum monthly payments under its current data systems contract. As discussed in Note 9 of the condensed consolidated financial statements, the Company had a reserve recorded related to unrecognized income tax benefits totaling $2.4 million at March 31, 2007. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") liabilities that have not been paid have been excluded from the tabular disclosure of contractual obligations.

The Bank generally has outstanding at any time significant borrowings in the form of FHLBNY advances and/or REPOs. The Holding Company has an outstanding $25.0 million non-callable subordinated note payable due to mature in 2010, and $72.2 million of trust preferred borrowings from third parties due to mature in April 2034, which are callable at any time after April 2009. The obligation related to these amounts were disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, and did not change materially during the three months ended March 31, 2007.

Off-Balance Sheet Arrangements

The Bank implemented a program in December 2002 to originate and sell multifamily residential and mixed use mortgage loans in the secondary market to FNMA while retaining servicing. The Bank retains a recourse obligation on all loans sold under this program, which will remain in effect until either the entire portfolio of loans sold to FNMA is satisfied or the Bank funds claims by FNMA for the full balance of the recourse obligation.

In addition, as part of its loan origination business, the Bank has outstanding commitments to extend credit to third parties, which are subject to strict credit control assessments. Since many of these loan commitments expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows. The following chart represents off balance sheet commitments for which the Company is obligated as of March 31, 2007:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at March 31, 2007
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$69,914	$-	$-	$-	$69,914
Other loan commitments	60,160	-	-	-	60,160
Other Commitments:
Recourse obligation on loans sold to FNMA	18,891	-	-	-	18,891
Total Commitments	$148,965	$-	$-	$-	$148,965

Asset Quality

Non-performing loans (i.e., delinquent loans for which interest accruals have ceased in accordance with the Bank's policy discussed below) totaled $2.9 million and $3.6 million at March 31, 2007 and December 31, 2006, respectively. The decrease resulted primarily from the removal of 3 loans totaling $728,000 from nonaccrual status during the period.

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

The Bank had real estate and consumer loans totaling $122,000 delinquent 60-89 days at March 31, 2007, compared to a total of $258,000 at December 31, 2006. The decline resulted primarily from a $192,000 decrease in delinquent real estate and home equity loans during the period. The 60-89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of credit quality trends than non-performing loans.

GAAP requires the Bank to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a loan constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. Current OTS regulations require that troubled-debt restructurings remain classified as such until the loan is either repaid or returns to its original terms. The Bank had no loans classified as troubled-debt restructurings at March 31, 2007 or December 31, 2006.

The recorded investment in loans deemed impaired pursuant to Amended SFAS 114 was $2.8 million, consisting of four loans, at March 31, 2007, compared to $3.5 million, consisting of six loans, at December 31, 2006. The decline resulted from the removal of two loans totaling $668,000 from impaired status during the three months ended March 31, 2007. The average total balance of impaired loans was approximately $3.2 million and $192,000 during the three months ended March 31, 2007 and 2006, respectively. The increase in the average balance of impaired loans during the comparative period resulted primarily from the addition of six impaired loans totaling $3.5 million during the period. There were $285,000 and $351,000 of reserves allocated within the allowance for loan losses for impaired loans at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007, non-performing loans exceeded impaired loans by $32,000, due to $32,000 of one- to four-family and consumer loans, which, while on non-performing status, were not deemed impaired since they each had individual outstanding balances less than $417,000.

See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Allowance for Loan Losses - Problem Loans" for a discussion of impairment and reserves.

Other Real Estate Owned (“OREO”). Property acquired by the Bank as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure is classified as OREO and recorded at the lower of the recorded investment in the related loan or the fair value of the property on the date of acquisition, with any resulting write down charged to the allowance for loan losses. The Bank obtains a current appraisal on OREO property as soon as practicable after it takes possession of the realty and generally reappraises its value at least annually thereafter. There were no OREO properties as of March 31, 2007 and December 31, 2006.

The following table sets forth information regarding non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated:

	At March 31, 2007	At December 31, 2006
	(Dollars in thousands)
Non-Performing Loans
One- to four-family	$-	$60
Multifamily residential	987	1,655
Commercial	1,859	1,859
Cooperative apartment	26	26
Other	6	6
Total non-performing loans	2,878	3,606
OREO	-	-
Total non-performing assets	2,878	3,606
Troubled-debt restructurings	-	-
Total non-performing assets and troubled-debt restructurings	$2,878	$3,606

Impaired loans	$2,846	$3,514
Ratios:
Total non-performing loans to total loans	0.11%	0.13%
Total non-performing loans and troubled-debt restructurings to total loans	0.11	0.13
Total non-performing assets to total assets	0.09	0.11
Total non-performing assets and troubled-debt restructurings to total assets	0.09	0.11

Allowance for Loan Losses

The allowance for loan losses was $15.6 million at March 31, 2007 compared to $15.5 million at December 31, 2006. During the three months ended March 31, 2007, the Bank recorded a provision of $60,000 to the allowance for loan losses to provide for additional inherent losses in the portfolio. During the same period, the Bank also recorded net recoveries of approximately $2,000, virtually all of which related to consumer loans. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Allowance for Loan Losses" for a further discussion).

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Assets. Assets totaled $3.30 billion at March 31, 2007, an increase of $126.2 million from total assets of $3.17 billion at December 31, 2006.

Federal funds sold and other short-term assets increased $104.4 million during the comparative period as cash flows from deposits, maturing investment securities and principal repayments on MBS were reinvested in short-term securities and federal funds sold, since the flattened yield curve provided benefits to retaining the funds in short-term investments. Real estate loans increased $31.0 million during the three months ended March 31, 2007 due primarily to originations of $123.3 million during the period (as interest rates offered on new loans continued to stimulate origination activity), that were partially offset by amortization of $71.4 million and sales to FNMA of $20.2 million.

Partially offsetting the increases in real estate loans and federal funds sold and other short-term assets were declines in MBS available-for-sale and FHLBNY capital stock of $6.9 million and $2.9 million, respectively, during the three months ended March 31, 2007. The decline in MBS available-for-sale resulted from principal repayments of $8.0 million that were partially offset by an increase of $1.1 million in their market value. The decrease in FHLBNY capital stock reflected the redemption of $2.9 million due to a reduction in the Bank's borrowings from the FHLBNY. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

Liabilities. During the three months ended March 31, 2007, total liabilities increased $131.6 million, reflecting an increase of $160.5 million in deposits and $33.6 million in escrow and other deposits during the period (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of deposit activity). The increase in escrow and other deposits during the three months ended March 31, 2007, resulted from the Bank's accumulation of escrow balances during the period that it did not hold in the previous quarter to be used for semi-annual real estate tax payments that will be made on behalf of borrowers during the three months ending June 30, 2007. Partially offsetting these increases was a decline in FHLBNY advances of $65.0 million. (See "Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations - Liquidity and Capital Resources" for a discussion of borrowing activity).

Stockholders' Equity. Stockholders' equity decreased $5.5 million during the three months ended March 31, 2007, due to treasury stock repurchases of $5.6 million, cash dividends on the Holding Company's common stock of $4.9 million and a reduction to equity of $1.7 million related to an additional reserve that the Company recorded upon adoption of FIN 48.

Partially offsetting these items were increases to equity resulting from the following: (i) net income of $5.8 million, (ii) $575,000 related to a decline in the after-tax unrealized loss on the Company's investment securities and MBS classified as available for sale, and (iii) $325,000 related to amortization of the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates ("ESOP") and restricted stock awards issued under other stock benefit plans. The ESOP and restricted stock awards are initially recorded as reductions in stockholders' equity ("Contra Equity Balances"). As compensation expense is recognized on the ESOP and restricted stock awards, the Contra Equity Balances are reduced in a corresponding amount, resulting in an increase to their respective equity balances. This increase to equity offsets the decline in the Company's retained earnings related to the periodic recorded ESOP and restricted stock award expenses. The decline in the after-tax unrealized loss on the investment securities and MBS available for sale reflected their reduction in remaining term to maturity during the three months ended March 31, 2007.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

General. Net income was $5.8 million during the three months ended March 31, 2007, a decrease of $2.6 million from net income of $8.4 million during the three months ended March 31, 2006. During the comparative period, net interest income declined $2.6 million, non-interest income decreased $670,000 due primarily to the change in the net gains or losses on the disposal of assets, and non-interest expense increased $800,000, resulting in a reduction in pre-tax net income of $4.0 million. Income tax expense decreased $1.4 million during the comparative period primarily as a result of the decrease in pre-tax net income.

Net Interest Income. The discussion of net interest income for the three months ended March 31, 2007 and 2006 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated. The yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)

	Three Months Ended March 31,
		2007			2006
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)
Assets:
Interest-earning assets:
Real estate loans	$2,706,863	$40,250	5.95%	$2,627,262	$37,839	5.76%
Other loans	1,895	45	9.50	2,074	49	9.45
Mortgage-backed securities	154,655	1,512	3.91	192,672	1,845	3.83
Investment securities	30,062	442	5.88	38,329	482	5.03
Other short-term investments	175,683	2,469	5.62	106,240	1,156	4.35
Total interest-earning assets	3,069,158	$44,718	5.83%	2,966,577	$41,371	5.58%
Non-interest earning assets	145,164			152,240
Total assets	$3,214,322			$3,118,817

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW and Super Now accounts	$36,080	$120	1.35%	$37,239	$91	0.99%
Money Market accounts	567,020	5,123	3.66	455,676	2,079	1.85
Savings accounts	295,950	425	0.58	330,646	455	0.56
Certificates of deposit	1,089,761	12,493	4.65	981,346	8,871	3.67
Borrowed Funds	752,622	8,671	4.67	826,298	9,434	4.63
Total interest-bearing liabilities	2,741,433	$26,832	3.97%	2,631,205	$20,930	3.23%
Checking accounts	94,680			95,352
Other non-interest-bearing liabilities	91,798			101,033
Total liabilities	2,927,911			2,827,590
Stockholders' equity	286,411			291,227
Total liabilities and stockholders' equity	$3,214,322			$3,118,817
Net interest income		$17,886			$20,441
Net interest spread			1.86%			2.35%
Net interest-earning assets	$327,725			$335,372
Net interest margin			2.33%			2.76%
Ratio of interest-earning assets to interest-bearing liabilities			111.95%			112.75%

Rate/Volume Analysis (Unaudited)

	Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$1,154	$1,257	$2,411
Other loans	(3)	(1)	(4)
Mortgage-backed securities	(368)	35	(333)
Investment securities	(113)	73	(40)
Other short-term investments	866	447	1,313
Total	1,536	1,811	3,347

Interest-bearing liabilities:
NOW and Super Now accounts	$(4)	$33	$29
Money market accounts	742	2,302	3,044
Savings accounts	(48)	18	(30)
Certificates of deposit	1,100	2,522	3,622
Borrowed funds	(853)	90	(763)
Total	937	4,965	5,902
Net change in net interest income	$599	$(3,154)	$(2,555)

Net interest income for the three months ended March 31, 2007 decreased $2.6 million to $17.9 million, from $20.4 million during the three months ended March 31, 2006. The decrease was attributable to an increase of $5.9 million in interest expense that was partially offset by an increase of $3.3 million in interest income. The net interest spread decreased 49 basis points, from 2.35% for the three months ended March 31, 2006 to 1.86% for the three months ended March 31, 2007, and the net interest margin decreased 43 basis points, from 2.76% to 2.33% during the same period.

The tightening of monetary policy by the Federal Open Market Committee from the second half of 2004 through June 30, 2006, in combination with various market factors suppressing increases in both general long-term interest rates and interest rates offered on real estate loans within the Bank's lending market, resulted in a narrowing spread between short and long-term interest rates, which negatively impacted net interest income during the three-month period ended March 31, 2007.

The decrease in both the net interest spread and net interest margin reflected an increase of 74 basis points in the average cost of interest bearing liabilities. The increase resulted primarily from increases in the average cost of money market deposits and CDs of 181 basis points and 98 basis points, respectively, during the comparative period, reflecting increases in short-term interest rates during the first six months of 2006. (See "Interest Expense" below).

Partially offsetting the increase in the average cost of interest bearing liabilities was an increase of 25 basis points in the average yield on interest earning assets during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase resulted primarily from an increase in the average balance of real estate loans (the Bank's highest yielding interest earning asset) as a percentage of total interest earning assets, which was coupled with an increase in the average yields on real estate loans and other short term investments of 19 basis points and 127 basis points, respectively. The increase in the composition of real estate loans as a percentage of interest earning assets resulted from both loan origination activity during the period April 2006 through March 2007 coupled with a reduction in the level of investment securities and MBS during the same period, as cash flows from maturing investment securities and MBS were utilized to fund both loan originations and ongoing operations of the Company. See "Interest Income" below for a discussion of the increase in the yield on real estate loans and short-term investments.

Interest Income. Interest income was $44.7 million during the three months ended March 31, 2007, an increase of $3.3 million from $41.4 million during the three months ended March 31, 2006. This resulted from increases of $2.4 million and $1.3 million in interest income on real estate loans and other short-term investments, respectively, that were partially offset by decreases in interest income on MBS and investment securities of $333,000 and $40,000, respectively, during the period.

The increase in interest income on real estate loans resulted from both growth in their average balance of $79.6 million during the three months ended March 31, 2007 compared to the three months ended March 31, 2006, and an increase of 19 basis points in their average yield during the same period. The growth in the average balance of real estate loans reflected originations of $556.4 between April 2006 and March 2007, which were partially offset by principal repayments and loan sales during the period. The increase in average yield on real estate loans reflected both increases in medium- and long-term interest rates during the first six months of 2006, which positively impacted the average loan origination rate during the period April 2006 through March 2007, coupled with an increase of $466,000 in prepayment fee income during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase in loan prepayment and amortization activity during the three months ended March 31, 2007 reflected the settlement of a few larger loans in connection with the sale of the respective underlying collateral, and did not reflect a particular market trend.

The increase in interest income on other short-term investments resulted from growth in their average balance of $69.4 million during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 coupled with an increase of 127 basis points in their average yield during the same period. The increase in average balance of other short-term investments reflected the reinvestment of cash flows from deposits, maturing investment securities and principal repayments on MBS in short-term securities and federal funds sold, since the flattened yield curve provided benefits to retaining the funds in short-term investments. The increase in average yield on other short-term investments reflected ongoing increases in short-term interest rates during the first six months of 2006.

The decline in interest income on MBS during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 resulted from a decreased average balance of $38.0 million (resulting primarily from principal repayments on MBS of $36.8 million during the period April 2006 through March 2007), that was partially offset by an increase of 8 basis points in average yield during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 (resulting from increases in short and medium-term interest rates during the first six months of 2006). The decline in interest income on investment securities reflected a decrease in their average balances of $8.3 million during the three months ended March 31, 2007 compared to the three months ended March 31, 2006, as cash flows from maturing investment securities were either utilized to fund loan originations or retained in other short-term investments.

Interest Expense. Interest expense increased $5.9 million, to $26.8 million, during the three months ended March 31, 2007, from $20.9 million during the three months ended March 31, 2006. The growth resulted primarily from increased interest expense of $3.6 million related to CDs and $3.0 million related to money markets, that was partially offset by a decline of $763,000 in interest expense on borrowings.

The increase in interest expense on CDs resulted from an increase in their average cost of 98 basis points during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase in average cost resulted from increases in short-term interest rates during the first six months of 2006, as a significant majority of the Bank's CDs have re-priced since March 31, 2006. In addition, the average balance of CDs increased $108.4 million during the period, reflecting successful gathering of new CDs from promotional activities. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

Interest expense on money markets increased $3.0 million during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due to an increase of 181 basis points in their average cost during the period, along with an increase of $111.3 million in their average balance during the same period. During the three months ended March 31, 2007, the Bank increased the rates offered on both promotional and non-promotional money market accounts, which led to the increase in average cost during the period. In addition, the Bank grew its balance of money markets during the period July 2006 through March 2007 through successful promotional activities.

Interest expense on borrowed funds declined $763,000 during the three months ended March 31, 2007 compared to the three months ended March 31, 2006, due to a decline of $73.7 million in average balance during the period. The average cost of borrowed funds increased 4 basis points during the three months ended March 31, 2007 compared to the three months ended March 31, 2006, due to the replacement of maturing low cost short-term borrowings at higher rates while short-term interest rates rose during the first six months of 2006.

Provision for Loan Losses. The provision for loan losses was $60,000 during the three months ended both March 31, 2007 and March 31, 2006, as the Bank provided for additional inherent losses in the portfolio.

Non-Interest Income.  Non-interest income, excluding gains or losses on the sale of assets, approximated $2.3 million during both the three months ended March 31, 2007 and 2006.

The Company sold loans to FNMA totaling $20.2 million and $27.1 million during the three months ended March 31, 2007 and 2006, respectively. The gains recorded on these sales were $244,000 and $399,000 during the three months ended March 31, 2007 and 2006, respectively. All of the loans sold during both of these periods were designated for sale upon origination. The loans sold during the three months ended March 31, 2007 and 2006 had weighted average terms to the earlier of maturity or next repricing of 10.9 years and 16.5 years, respectively. The Company additionally recorded a non-recurring gain of $478,000 during the three months ended March 31, 2006 on the sale of a property obtained in its 1999 acquisition of Financial Bancorp, Inc.,

Non-Interest Expense. Non-interest expense was $11.2 million during the three months ended March 31, 2007, an increase of $800,000 from the three months ended March 31, 2006.

Salaries and employee benefits increased $634,000 as a result of regular increases to existing employee compensation levels.

Occupancy and equipment expense increased $83,000 during the three months ended March 31, 2007 compared to the March 31, 2006 quarter due to both general increases in utility costs and real estate taxes as well as the addition of the Valley Stream branch, which was only open for one month during the quarter ended March 31, 2006.

Data processing expense increased $81,000 as a result of increased loan and deposit account activity during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Other expenses increased $61,000 due primarily to increased advertising costs of $96,000 resulting from increased promotional activities.

Non-interest expense to average assets was 1.40% in the March 2007 quarter, compared to 1.34% for the quarter ended March 31, 2006. The increase reflected the growth in non-interest expense during the comparative period.

Income Tax Expense. Income tax expense decreased $1.4 million during the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006, due primarily to a decline of $4.0 million in pre-tax net income during the period.

Other Information

Loan Portfolio Composition

The following table presents a breakdown of the Company's loan portfolio at March 31, 2007 and December 31, 2006 by loan type:

	At March 31, 2007		At December 31, 2006
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
One-to Four family and cooperative apartment	$149,517	5.5%	$153,847	5.7%
Multifamily residential	1,210,547	44.3	1,201,760	44.5
Commercial real estate	428,104	15.7	400,097	14.8
Mixed use (classified as multifamily residential)	651,322	23.8	653,346	24.2
Mixed use (classified as commercial real estate)	263,695	9.7	266,830	9.9
Construction and land acquisition	26,839	1.0	23,340	0.9
Unearned Discounts and net deferred loan fees	1,208	-	1,048	-
Total real estate loans	2,731,232	100.0%	2,700,268	100.0%
Consumer loans	2,058		2,205
Allowance for loan losses	(15,558)		(15,514)
Total loans, net	$2,717,732		$2,686,959

Investment Portfolio Summary Information

The following table presents summary information related to the Company's consolidated investment securities and MBS portfolios at March 31, 2007 and December 31, 2006:

	At March 31, 2007	At December 31, 2006
	(Dollars in thousands)
Balance at end of period	$ 176,285	$ 184,220
Average interest rate	4.48%	4.49%
Average duration (in years)	2.2	2.3

Outlook for the Remainder of 2007

At present, the overall yield on the Company's interest-earning assets is rising. The average yield on interest earning assets, excluding the effects of prepayment fee income and fourth quarter 2006 equity returns, rose on a linked quarter basis, from 5.61% to 5.65%.

The average cost of deposits rose from 3.35% during the December 31, 2006 quarter to 3.54% during the March 2007 quarter. This trend is likely to diminish during the second quarter of 2007, as inflows from promotional activity are expected to decline from the first quarter level, and a large portion of the promotional deposits added during the first quarter are expected to reprice below their current promotional cost.

Prepayment and amortization rates, which approximated 11% during 2006, are expected to remain in the 10% to 12% range during 2007. At March 31, 2007, the real estate loan commitment pipeline approximated $109.9 million, with a weighted average interest rate of 6.3%, including $21.3 million of loan commitments intended for sale to FNMA.

Operating expenses are expected to approximate $10.7 million in the second quarter of 2007. Share repurchases, which were somewhat accelerated in the first quarter, are likely to recede to the 2006 quarterly levels. The Company is positioned, however, to be opportunistic in the purchase of its own shares should conditions warrant.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2006 in Item 7A of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2007. The following is an update of the discussion provided therein.

General. Virtually all of the Company's market risk continues to reside at the Bank level. The Bank's largest component of market risk remains interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. At March 31, 2007, the Company owned no trading assets, nor did it conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds. There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2006 to March 31, 2007.

Interest Sensitivity Gap. There was no material change in the computed one-year interest sensitivity gap from December 31, 2006 to March 31, 2007.

Interest Rate Risk Exposure (Net Portfolio Value) Compliance. At March 31, 2007, the Bank continued to monitor the impact of interest rate volatility upon net interest income and net portfolio value ("NPV") in the same manner as at December 31, 2006. There were no changes in the Board-approved limits of acceptable variance in the effect of interest rate fluctuations upon net interest income and NPV at March 31, 2007 compared to December 31, 2006.

The analysis that follows presents the estimated NPV resulting from market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under four other interest rate scenarios (each a "Rate Shock Scenario") represented by immediate, permanent, parallel shifts in the term structure of interest rates from the actual term structure observed at March 31, 2007 and December 31, 2006. The analysis additionally presents a measurement of the percentage by which each of the Rate Shock Scenario NPVs change from the Pre-Shock Scenario NPV at March 31, 2007 and December 31, 2006. Interest rate sensitivity is measured by the changes in the various NPV ratios ("NPV Ratios") from the Pre-Shock Scenario to the Rate

Shock Scenarios. An increase in the NPV Ratio is considered favorable, while a decline is considered unfavorable.

	At March 31, 2007
	Net Portfolio Value			Portfolio Value of Assets		Portfolio Value ofAssets At December 31, 2006
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Sensitivity Change	NPV Ratio	Sensitivity Change
Change in Interest Rate	(Dollars in Thousands)
+ 200 Basis Points	$289,497	$(90,590)	-23.83%	9.10%	(245)	10.01%	(220)
+ 100 Basis Points	336,607	-43,480	-11.44	10.41	(114)	11.22	(99)
Pre-Shock Scenario	380,087	-	-	11.55	-	12.21	-
- 100 Basis Points	407,641	27,554	7.25	12.20	65	12.67	46
- 200 Basis Points	415,119	35,032	9.22	12.29	74	12.47	26

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

The Pre-Shock Scenario NPV declined from $386.2 million at December 31, 2006 to $380.1 million at March 31, 2007. The NPV Ratio at March 31, 2007 was 11.55% in the Pre-Shock Scenario, a decrease from the NPV Ratio of 12.21% in that Scenario at December 31, 2006. The decrease in the Pre-Shock NPV was due primarily to a reduction in the valuation of multifamily loans reflecting some assumption modifications as the loans moved closer to their repricing date.

The Bank’s +200 basis point Rate Shock Scenario NPV decreased from $306.5 million at December 31, 2006 to $289.1 million at March 31, 2007. This decrease resulted primarily from the aforementioned decline in the value of multifamily loans .

The NPV Ratio was 9.10% in the +200 basis point Rate Shock Scenario at March 31, 2007, an decrease from the NPV Ratio of 10.01% in the +200 basis point Rate Shock Scenario at December 31, 2006. The decrease in the Bank’s +200 basis point Rate Shock Scenario NPV Ratio at March 31, 2007 compared to December 31, 2006 reflected the aforementioned decrease in the +200 basis point Rate Shock Scenario NPV during the period.

At March 31, 2007, the sensitivity change in the +200 basis point Rate Shock Scenario was 245 basis points, compared to a sensitivity change of 220 basis points in the +200 basis point Rate Shock Scenario at December 31, 2006. The increase in sensitivity was primarily due to the aforementioned decrease in the value of multifamily loans.

Item 4. Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of March 31, 2007, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each found that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the Company's last quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) During the three months ended March 31, 2007, the Holding Company purchased 425,458 shares of its common stock into treasury. A summary of the shares repurchased by month is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Programs
January 2007	95,500	$13.70	95,500	1,591,110
February 2007	65,500	13.04	65,500	1,525,610
March 2007	264,458	12.87	264,458	1,261,152

All repurchases in the above table were made under the Company's Eleventh Stock Repurchase Program, which was approved by the Holding Company's Board of Directors and publicly announced on December 15, 2005. The Eleventh Stock Repurchase Program allows for the repurchase of up to 1,847,977 shares of the Holding Company's common stock, and has no expiration date. No existing repurchase plans expired during the three months ended March 31, 2007, nor did the Company terminate any repurchase programs prior to expiration during the quarter.

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
Table continued on next page

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

Dime Community Bancshares, Inc.

Dated: May 10, 2007	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: May 10, 2007	By: /s/ KENNETH J. MAHON
Kenneth J. Mahon
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)