Form 10-Q
period 2007-06-30
DIME COMMUNITY BANCSHARES INC
filed 2007-08-09
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES                                       NO            X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at August 8, 2007
$.01 Par Value	34,663,490

	PART I - FINANCIAL INFORMATION
		Page
Item 1.	Condensed Financial Statements (Unaudited)
	Consolidated Statements of Financial Condition at June 30, 2007 and December 31, 2006	3
	Consolidated Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006	4
	Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 2007 and 2006 and Comprehensive Income for the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006	5
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006	6
	Notes to Consolidated Financial Statements	7-14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33-34
Item 4.	Controls and Procedures	34-35

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 5.	Other Information	36
Item 6.	Exhibits	37-38
	Signatures	39

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

Item 1.  Condensed Financial Statements (Unaudited)

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)
	June 30, 2007	December 31, 2006
ASSETS:
Cash and due from banks	$52,605	$26,264
Federal funds sold and short-term investments ($11,408 encumbered at June 30, 2007)	94,649	78,752
Encumbered investment securities held-to-maturity (estimated fair value of $160 and $235 at June 30, 2007 and December 31, 2006, respectively)	160	235
Unencumbered Investment securities available-for-sale, at fair value	25,573	29,548
Mortgage-backed securities available-for-sale, at fair value:
Encumbered	135,611	147,765
Unencumbered	1750	6,672
	137,361	154,437
Loans:
Real estate, net	2,757,628	2,700,268
Other loans	2,620	2,205
Less allowance for loan losses	(15,405)	(15,514)
Total loans, net	2,744,843	2,686,959
Loans held for sale	250	1,200
Premises and fixed assets, net	23,471	22,886
Federal Home Loan Bank of New York capital stock	26,429	31,295
Goodwill	55,638	55,638
Other assets	89,393	86,163
Total Assets	$3,250,372	$3,173,377
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,099,003	$1,913,317
Non-interest bearing deposits	96,733	95,215
Total deposits	2,195,736	2,008,532
Escrow and other deposits	56,653	46,373
Securities sold under agreements to repurchase	120,160	120,235
Federal Home Loan Bank of New York advances	461,500	571,500
Subordinated notes payable	25,000	25,000
Trust Preferred securities payable	72,165	72,165
Other liabilities	43,961	38,941
Total Liabilities	2,975,175	2,882,746
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at June 30, 2007 and December 31, 2006)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 50,897,016 shares and 50,862,867 shares issued at June 30, 2007 and December 31, 2006, respectively, and 35,257,519 shares and 36,456,354 shares outstanding at June 30, 2007 and December 31, 2006, respectively)	509	509
Additional paid-in capital	207,355	206,601
Retained earnings	285,458	285,420
Accumulated other comprehensive loss, net of deferred taxes	(7,054)	(7,100)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(4,280)	(4,395)
Unearned and unallocated common stock of Recognition and Retention Plan ("RRP") and Restricted Stock Awards	(3,458)	(3,452)
Common stock held by Benefit Maintenance Plan ("BMP")	(7,941)	(7,941)
Treasury stock, at cost (15,639,497 shares and 14,406,513 shares at June 30, 2007 and December 31, 2006, respectively)	(195,392)	(179,011)
Total Stockholders' Equity	275,197	290,631
Total Liabilities And Stockholders' Equity	$3,250,372	$3,173,377
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income:
Loans secured by real estate	$40,697	$39,844	$80,947	$77,683
Other loans	42	45	87	94
Mortgage-backed securities	1,435	1,753	2,947	3,598
Investment securities	377	469	819	951
Federal funds sold and short-term investments	2,793	1,522	5,262	2,678
Total interest income	45,344	43,633	90,062	85,004

Interest expense:
Deposits and escrow	19,576	13,554	37,737	25,050
Borrowed funds	8,099	9,228	16,770	18,662
Total interest expense	27,675	22,782	54,507	43,712
Net interest income	17,669	20,851	35,555	41,292
Provision for loan losses	60	60	120	120
Net interest income after provision for loan losses	17,609	20,791	35,435	41,172

Non-interest income:
Service charges and other fees	1,282	1,457	2,637	2,954
Net gain on sales of loans	223	253	467	652
Net gain on sales and redemptions of securities	-	1,064	-	1,542
Income from bank owned life insurance	491	466	976	930
Other	391	453	797	775
Total non-interest income	2,387	3,693	4,877	6,853

Non-interest expense:
Salaries and employee benefits	5,472	5,227	11,389	10,510
Stock benefit plan amortization expense	726	577	1,259	1,162
Occupancy and equipment	1,512	1,379	3,007	2,791
Federal deposit insurance premiums	63	63	125	132
Data processing costs	853	831	1,678	1,574
Other	2,573	2,451	4,989	4,807
Total non-interest expense	11,199	10,528	22,447	20,976

Income before income taxes	8,797	13,956	17,865	27,049
Income tax expense	3,152	4,896	6,403	9,581
Net income	$5,645	$9,060	$11,462	$17,468

Earnings per Share:
Basic	$0.17	$0.26	$0.33	$0.50
Diluted	$0.17	$0.26	$0.33	$0.50
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands)

	Six Months Ended June 30,
	2007	2006
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Common Stock (Par Value $0.01):
Balance at beginning of period	$509	$506
Shares issued in exercise of options	-	2
Balance at end of period	509	508
Additional Paid-in Capital:
Balance at beginning of period	206,601	204,083
Stock options exercised	15	623
Tax benefit (expense) of benefit plans	154	(244)
Release from treasury stock for restricted stock award shares	15	107
Amortization of excess fair value over cost – ESOP stock	570	444
Balance at end of period	207,355	205,013
Retained Earnings:
Balance at beginning of period	285,420	274,579
Net income for the period	11,462	17,468
Cash dividends declared and paid	(9,720)	(9,915)
Cumulative effect adjustment for the adoption of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48")	(1,704)	-
Balance at end of period	285,458	282,132
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(7,100)	(3,328)
Change in other comprehensive (loss) income during the period, net of deferred taxes	46	(1,692)
Balance at end of period	(7,054)	(5,020)
ESOP:
Balance at beginning of period	(4,395)	(4,627)
Amortization of earned portion of ESOP stock	115	116
Balance at end of period	(4,280)	(4,511)
RRP and Restricted Stock Awards:
Balance at beginning of period	(3,452)	(2,979)
Release from treasury stock for restricted stock award shares and RRP shares acquired	(165)	(770)
Amortization of earned portion of RRP and restricted stock awards	159	166
Balance at end of period	(3,458)	(3,583)
Treasury Stock:
Balance at beginning of period	(179,011)	(168,579)
Release from treasury stock for restricted stock award shares	150	592
Purchase of treasury shares, at cost	(16,531)	(5,522)
Balance at end of period	(195,392)	(173,509)
Common Stock Held by BMP
Balance at beginning and end of period	(7,941)	(7,941)
Total Stockholders Equity	$275,197	$293,089

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Statements of Comprehensive Income	2007	2006	2007	2006
Net Income	$5,645	$9,060	$11,462	$17,468
Reclassification adjustment for securities sold, net of (expense) benefit of $(489) during both the three months and six months ended June 30, 2006	-	(575)	-	(575)
Net unrealized securities (losses) gains arising during the period, net of (taxes) benefit of $451 and $356 during the three months ended June 30, 2007 and 2006, respectively, and $(39) and $952 during the six months ended June 30, 2007 and 2006, respectively	(529)	(418)	46	(1,117)
Comprehensive Income	$5,116	$8,067	$11,508	$15,776
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In thousands)
	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,462	$17,468
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gain on the sale of investment securities and other assets	-	(1,542)
Net gain on sale of loans held for sale	(467)	(652)
Net depreciation and amortization	810	831
ESOP compensation expense	104	561
Stock plan compensation (excluding ESOP)	740	165
Provision for loan losses	120	120
Increase in cash surrender value of Bank Owned Life Insurance	(976)	(930)
Deferred income tax credit	(399)	(220)
Excess tax benefits of stock plans	(153)	(71)
Changes in assets and liabilities:
Origination of loans held for sale	(35,611)	(46,501)
Proceeds from sale of loans held for sale	37,028	48,053
(Decrease) Increase in other assets	(1,741)	1,721
Increase in other liabilities	3,316	1,853
Net cash provided by operating activities	14,233	20,856
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in federal funds sold and other short term investments	(15,897)	(3,019)
Proceeds from maturities of investment securities held to maturity	75	75
Proceeds from maturities of investment securities available-for-sale	1,000	14,575
Proceeds from sales and calls of investment securities available-for-sale	4,493	3,032
Purchases of investment securities available-for-sale	(1,215)	(4,029)
Principal collected on mortgage backed securities available-for-sale	16,824	20,873
Net increase in loans	(58,004)	(49,119)
Proceeds from the sale of investment property	-	908
Purchases of fixed assets, net	(1,360)	(1,998)
Redemption (Purchase) of Federal Home Loan Bank of New York capital stock	4,866	(2,503)
Net cash used in investing activities	(49,218)	(21,205)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in due to depositors	187,204	15,726
Net increase (decrease) in escrow and other deposits	10,280	(1,183)
Decrease in securities sold under agreements to repurchase	(75)	(85,075)
(Decrease) Increase in FHLBNY advances	(110,000)	65,000
Cash dividends paid	(9,720)	(9,915)
Exercise of stock options	15	381
Excess tax benefit (expense) on stock plans	153	(71)
Purchase of treasury stock	(16,531)	(5,522)
Net cash provided by (used in) financing activities	61,326	(20,659)
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	26,341	(21,008)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	26,264	40,199
CASH AND DUE FROM BANKS, END OF PERIOD	$52,605	$19,191
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$5,704	$7,812
Cash paid for interest	54,799	44,127
(Decrease) Increase in accumulated other comprehensive loss	46	(1,692)

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   NATURE OF OPERATIONS

Dime Community Bancshares, Inc. (The "Holding Company," and together with its direct and indirect subsidiaries, the "Company") is a Delaware corporation and parent company of The Dime Savings Bank of Williamsburgh (the "Bank"), a federally-chartered stock savings bank.  The Holding Company's direct subsidiaries are the Bank, Dime Community Capital Trust 1 and 842 Manhattan Avenue Corp.  The Bank's direct subsidiaries are Havemeyer Equities Corp. ("HEC"), Boulevard Funding Corp., Havemeyer Investments, Inc., DSBW Residential Preferred Funding Corp. and Dime Reinvestment Corp.  HEC has one direct subsidiary, DSBW Preferred Funding Corporation.

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

2.   SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of June 30, 2007, the results of operations and statements of comprehensive income for the three-month and six-month periods ended June 30, 2007 and 2006, and changes in stockholders' equity and cash flows for the six month periods ended June 30, 2007 and 2006.  The results of operations for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2007.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

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

3.   TREASURY STOCK

During the six months ended June 30, 2007, the Holding Company repurchased 1,244,984 shares of its common stock into treasury.  All shares repurchased were recorded at the acquisition cost, which totaled $16.5 million during the period.

On May 1, 2007, 12,000 shares of the Company's common stock were released from treasury in order to fulfill benefit obligations under the 2004 Stock Incentive Plan.  The closing price of the Company's common stock on that date was $13.74.  The shares were released utilizing the average historical cost method.

On June 21, 2007, the Holding Company announced its Twelfth Stock Repurchase Program, which authorizes the purchase, at the discretion of management, of up to 1,787,665 shares of its common stock.

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

The following is a reconciliation of the numerator and denominator of basic EPS and diluted EPS for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Numerator:
Net Income per the Consolidated Statements of Operations	$5,645	$9,060	$11,462	$17,468
Denominator:
Weighted-average number of shares outstanding utilized in the calculation of basic EPS	34,974,871	34,959,297	34,222,639	35,015,104

Unvested shares of RRP or Restricted Stock Awards	66,156	78,184	67,034	78,244
Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options	108,758	244,879	111,216	290,988
Anti-dilutive effect of tax benefits associated with "in-the-money" stock options	(25,898)	(79,548)	(27,369)	(96,846)
Weighted average number of shares outstanding utilized in the calculation of diluted EPS	34,123,887	35,202,812	34,373,520	35,287,490

Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options are calculated based upon the excess of the average market value of the Company's common stock over the exercise price of outstanding options.

There were 2,056,740 weighted-average stock options for both the three-month and six-month periods ended June 30, 2007 that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.  There were 1,078,238 weighted-average stock options for both the three-month and six-month periods ended June 30, 2006 that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

6.   ACCOUNTING FOR STOCK BASED COMPENSATION

During both the three-month and six-month periods ended June 30, 2007, the Holding Company and Bank maintained the Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees, the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees and the 2004 Stock Incentive Plan, (collectively the "Stock Plans"), as well as the RRP, which are discussed more fully in Note 15 to the Company's consolidated audited financial statements for the year ended December 31, 2006, and which are subject to the accounting requirements of SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123R").  SFAS 123R requires that share based payments be accounted for using a fair value based method and the recording of compensation expense in lieu of optional pro forma disclosure.  The Company adopted SFAS 123R on January 1, 2006.

During the three-month and six-month periods ended June 30, 2007, the 1996 Stock Option Plan for Outside Directors, Officers and Employees was deemed inactive.

Stock Option Awards

Expense related to stock option grants was $165,000 during both the three-month and six-month periods ended June 30, 2007.  There was no expense recorded related to stock options during the three-month and six-month periods ended June 30, 2006.

Combined activity related to stock options granted under the Stock Plans during the periods presented was as follows:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Thousands, Except Per Share Amounts)
Options outstanding – beginning of period	2,205,594	2,349,833	2,250,747	2,503,103
Options granted	996,500	-	996,500	-
Weighted average exercise price of grants	$13.74	-	$13.74	-
Options exercised	2,125	38,500	47,278	191,770
Weighted average exercise price of exercised options	$12.10	$4.52	$4.17	$4.61
Options forfeited	18,561	5,625	18,561	5,625
Weighted average exercise price of forfeited options	$19.49	$19.90	$19.49	$19.90
Options outstanding - end of period	3,181,408	2,305,708	3,181,408	2,305,708
Weighted average exercise price of outstanding options - end of period	$14.63	$14.62	$14.63	$14.62
Remaining options available for grant	112,826	1,127,278	112,826	1,127,278
Exercisable options at end of period	2,184,908	2,305,708	2,184,908	2,305,708
Weighted average exercise price of exercisable options - end of period	$15.04	$14.62	$15.04	$14.62
Cash received for option exercise cost	$26	$174	$123	$801
Income tax benefit recognized	52	-	52	-
Remaining unrecognized compensation expense	$3,011	$-	$3,011	$-
Weighted average remaining years for which compensation expense is to be recognized	3.6	-	3.6	-

The range of exercise prices and weighted-average remaining contractual lives of both options outstanding and options exercisable as of June 30, 2007 was as follows:

	Outstanding Options as of June 30, 2007
Range of Exercise Prices	Amount	Weighted Average Exercise Price	Weighted Average Contractual Years Remaining	Exercisable Options as of June 30, 2007
$4.51 - $5.00	14,087	4.56	2.6	14,087
$10.50 - $11.00	500,646	10.91	4.4	500,646
$13.00-$13.50	609,935	13.16	5.6	609,935
$13.50-$14.00	996,500	13.74	9.8	-
$15.00-$15.50	318,492	15.10	7.9	318,492
$16.00-$16.50	76,320	16.45	7.6	76,320
$19.50-$20.00	665,428	19.90	6.6	665,428
Total	3,181,408	$14.63	7.2	2,184,908

The weighted average contractual years remaining for exercisable options was 6.0 years at June 30, 2007.  There were no grants of stock options under the Stock Plans during the three-month or six-month periods ended June 30, 2006.  The weighted average fair value per option at the date of grant for stock options granted during the three-month and six-month periods ended June 30, 2007 was estimated as follows:

Three and Six Months Ended June 30, 2007
Total options granted	996,500
Estimated fair value on date of grant	$3.06
Pricing methodology utilized	Black- Scholes
Expected life (in years)	6.2
Interest rate	4.56%
Volatility	28.39
Dividend yield	4.08

Other Stock Awards

RRP - On May 17, 2002, 67,500 RRP shares were granted to certain officers of the Bank.  These shares vested as follows:  20% on November 25, 2002, and 20% each on April 25, 2003, 2004, 2005 and 2006.  The fair value of the Holding Company's common stock on May 17, 2002 was $16.19.  The Company accounts for compensation expense under the RRP in accordance with SFAS 123R.  During the six months ended June 30, 2007, the Company determined that the shares held by the RRP were no longer eligible for grant, and is currently undergoing liquidation of all of the assets of the RRP.

The following is a summary of activity related to the RRP awards during the three-month and six-month periods ended June 30, 2007 and 2006:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Shares acquired	-	5,023	-	5,023
Shares vested	-	13,500	-	13,500
Shares allocated	-	-	-	-
Unallocated shares - end of period	303,137	303,137	303,137	303,137
Unvested allocated shares – end of period	-	-	-	-
Compensation recorded to expense	-	$18	-	$45
Income tax benefit recognized	-	-	-	29

Restricted Stock Awards – On March 17, 2005, a grant of 31,804 restricted stock awards was made to certain officers of the Bank under the 2004 Stock Incentive Plan.  One-half of these awards vested to the respective recipients on May 1, 2006 and 2007, respectively.  The remaining one-half of these awards vest in equal annual installments on May 1, 2008 and 2009, respectively.  The fair value of the Holding Company's common stock on March 17, 2005 was $15.44.  On January 3, 2006, a grant of 30,000 restricted stock awards was made to certain officers of the Bank under the 2004 Stock Incentive Plan.  One-fifth of the awards vested to the respective recipients on February 1, 2007.  The remaining four-fifths of the awards vest to the respective recipients in equal installments (as adjusted for rounding) on February 1, 2008, 2009, 2010 and 2011, respectively.  The fair value of the Holding Company's common stock on January 3, 2006 was $14.61 (the opening price on the grant date).  On March 16, 2006, a grant of 18,000 restricted stock awards was made to certain officers of the Bank under the 2004 Stock Incentive Plan.  One-fifth of the awards vested to the respective recipients on May 1, 2007.  The remaining four-fifths of the awards vest to the respective recipients in equal installments (as adjusted for rounding) on May 1, 2008, 2009, 2010 and 2011, respectively.  The fair value of the Holding Company's common stock on March 16, 2006 was $14.48.  On May 1, 2007, a grant of 12,000 restricted stock awards was made to outside directors of the Bank under the 2004 Stock Incentive Plan.  The awards fully vest to the respective recipients on May 1, 2008.  The fair value of the Holding Company's common stock on May 1, 2007 was $13.74.

Compensation expense related to restricted stock awards was accounted for in accordance with SFAS 123R during the three-month and six-month periods ended June 30, 2007 and 2006.  The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan during the three-month and six-month periods ended June 30, 2007 and 2006:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Unvested allocated shares – beginning of period	65,855	79,804	71,855	31,804
Shares granted	12,000	-	12,000	48,000
Shares vested	11,551	7,949	17,551	7,949
Unvested allocated shares – end of period	66,304	71,855	66,304	71,855
Unallocated shares - end of period	-	-	-	-
Compensation recorded to expense	$93	$66	$159	$120
Income tax benefit recognized	101	-	101	-

7.   INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following table summarizes the gross unrealized losses and fair value of investment securities and MBS available-for-sale as of June 30, 2007, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More of Consecutive Unrealized Losses		Total
			(Dollars in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities	$4,421	$231	$4	$1	$4,425	$232
FNMA pass-through certificates	-	-	8,443	395	8,443	395
Collateralized Mortgage Obligations	-	-	127,445	5,388	127,445	5,388
	$4,421	$231	$135,892	$5,784	$140,313	$6,015

    Management believes that all unrealized losses were temporary at June 30, 2007.  In making this determination, management considered the underlying nature, severity and duration of the loss as well as its intent with regard to these securities. At June 30, 2007, all of the FNMA pass through certificates and collateralized mortgage obligations that possess unrealized losses for 12 or more consecutive months hadthe highest possible credit quality rating.  Since inception, all unrealized losses on these securities have resulted solely from interest rate fluctuations.

    The aggregate amount of held-to-maturity investment securities and MBS carried at historical cost was $160,000 as of June 30, 2007.  No individual held-to-maturity security that was carried at historical cost possessed an unrealized loss as of June 30, 2007.

8.   RETIREMENT AND POSTRETIREMENT PLANS

The Holding Company or the Bank maintain the Retirement Plan of The Dime Savings Bank of Williamsburgh (the "Employee Retirement Plan"), the Retirement Plan for Board Members of Dime Community Bancshares, Inc. (the "Outside Director Retirement Plan"), the BMP and the Postretirement Welfare Plan of The Dime Savings Bank of Williamsburgh ("Postretirement Plan").  Net expenses associated with the Employee and Outside Director Retirement Plans, the BMP and the Postretirement Plan were comprised of the following components:

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)
Service cost	$-	$21	$-	$16
Interest cost	339	61	327	57
Expected return on assets	(450)	-	(438)	-
Unrecognized past service liability	-	(7)	-	(7)
Amortization of unrealized loss	118	7	155	10
Net expense	$7	$82	$44	$76

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)
Service cost	$-	$42	$-	$46
Interest cost	678	122	654	114
Expected return on assets	(900)	-	(876)	-
Unrecognized past service liability	-	(14)	-	(14)
Amortization of unrealized loss	236	14	310	20
Net expense	$14	$164	$88	$166

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2006 that it expects to make contributions or benefit payments totaling $186,000 to the BMP, $131,000 to the Outside Director Retirement Plan, and $159,000 to the Postretirement Plan, and no contributions to the Employee Retirement Plan, during the year ending December 31, 2007.  The Company made benefit payments of $64,200 to the Outside Director Retirement Plan during the six-months ended June 30, 2007, and expects to make an additional $64,200 of contributions or benefit payments during the remainder of 2007.  The Company made contributions totaling $75,000 to the Postretirement Plan during the six-months ended June 30, 2007, and expects to make an additional estimated $84,000 of contributions or benefit payments during the remainder of 2007.  The Company made no contributions or benefit payments to the BMP during the six months ended June 30, 2007, and does not expect to make any benefit payments or contributions to the BMP during the remainder of 2007, since anticipated retirements that formed the basis for the expected benefit payments in 2007 are not expected to occur.

9.  INCOME TAXES

The Company adopted FIN 48 on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements prepared in accordance with SFAS 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Pursuant to FIN 48, a tax position adopted is subjected to two levels of evaluation.  Initially, a determination is made as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In conducting this evaluation, management should presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold.  This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  FIN 48 further requires tabular disclosure of material activity related to unrecognized tax benefits that do not satisfy the recognition provisions established under FIN 48.  The adoption of FIN 48 on January 1, 2007 resulted in an increase of $1.7 million in the liability for unrecognized tax benefits, which was accounted for as a reduction of the Company's consolidated January 1, 2007 balance of retained earnings.

The following table reconciles the Company's gross unrecognized tax benefits from January 1, 2007 through June 30, 2007:

(Dollars in Thousands)
Gross unrecognized tax benefits at January 1, 2007	$2,804
Lapse of statute of limitations	(184)
Gross increases – current period tax positions	125
Gross decreases – tax positions in prior periods	(51)
Gross unrecognized tax benefits at June 30, 2007	$2,694

If realized, the net unrecognized tax benefits as of June 30, 2007 would have reduced the Company's consolidated income tax expense by $2.2 million, of which $1.8 million would favorably impact the Company's consolidated effective tax rate.

Taxes and penalties associated with unrecognized tax benefits approximated $542,000 and $775,000 at January 1, 2007 and June 30, 2007, respectively.  The Company, consistent with its existing policy, recognizes both interest and penalties on unrecognized tax benefits as part of income tax expense.

All entities for which unrecognized tax benefits existed as of June 30, 2007 possess a June 30th tax year-end.  As a result, as of June 30, 2007, the tax years ended June 30, 2004 through June 30, 2007 remained subject to examination by all tax jurisdictions.  As of June 30, 2007, no audits were in process by a tax jurisdiction that, if completed during the following twelve months, would be expected to result in a material change to the Company's unrecognized tax benefits.  Additionally, as of June 30, 2007, no event occurred that is likely to result in a significant increase or decrease in the unrecognized tax benefits through December 31, 2007.

10.   RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted FIN 48 on January 1, 2007.  See Footnote 9 for a discussion of FIN 48.

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159").  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 seeks to improve the overall quality of financial reporting by providing companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  Management is evaluating the impact that SFAS 159 will have upon the Company's financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defined fair value, established a framework for measuring fair value under GAAP, and expanded disclosures about fair value measurements.  Other current accounting pronouncements that require or permit fair value measurements will require application of SFAS 157.  SFAS 157 does not require any new fair value measurements, however, changes the definition of, and methods used to measure, fair value.  SFAS 157 emphasizes fair value as a market-based, not entity-specific, measurement. Under SFAS 157, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  SFAS 157 further establishes a fair value hierarchy that distinguishes between (i) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs), and (ii) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. SFAS 157 also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.   Management is evaluating the impact that SFAS 157 will have upon the Company's financial condition and results of operations.

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

The Company believes that multifamily residential and commercial real estate loans provide advantages as investment assets.  Initially, they offer a higher yield than the majority of investment securities of comparable maturities or terms to repricing.  In addition, origination and processing costs for the Bank’s multifamily residential and commercial real estate loans are lower per thousand dollars of originations than comparable one-to four-family loan costs.  Further, the Bank’s market area has generally provided a stable flow of new and refinanced multifamily residential and commercial real estate loan originations.  In order to address the credit risk associated with multifamily residential and commercial real estate lending, the Bank has developed underwriting standards that it believes are reliable in order to maintain consistent credit quality for its loans.

The Bank also strives to provide a stable source of liquidity and earnings through the purchase of investment grade securities; seeks to maintain the asset quality of its loans and other investments; and uses appropriate portfolio and asset/liability management techniques in an effort to manage the effects of interest rate volatility on its profitability and capital.

Net interest income, and the related net interest spread and net interest margin, declined during the three-month and six-month periods ended June 30, 2007 versus the comparable periods of 2006.  These declines were attributable to the continuation of the flattened market yield curve as interest rates on short-term investments and borrowings continued to increase at a faster rate than those on medium- and long-term investments and borrowings.  This environment resulted in a greater increase in the average cost of interest bearing liabilities than the increase in yield on interest earning assets during the comparative periods.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Performance and Other Selected Ratios:
Return on Average Assets	0.69%	1.16%	0.71%	1.12%
Return on Average Stockholders' Equity	8.06	12.37	8.09	11.96
Stockholders' Equity to Total Assets	8.47	9.38	8.47	9.38
Tangible Equity to Total Tangible Assets	7.06	7.87	7.06	7.87
Loans to Deposits at End of Period	125.02	137.81	125.02	137.81
Loans to Earning Assets at End of Period	90.16	89.74	90.16	89.74
Net Interest Spread	1.81	2.36	1.83	2.36
Net Interest Margin	2.27	2.79	2.30	2.77
Average Interest Earning Assets to Average Interest Bearing Liabilities	112.58	113.86	112.27	113.30
Non-Interest Expense to Average Assets	1.37	1.34	1.39	1.34
Efficiency Ratio	56.47	45.33	56.17	45.65
Effective Tax Rate	35.83	35.08	35.84	35.42
Dividend Payout Ratio	82.35	53.85	84.85	56.00
Average Tangible Equity	$231,127	$241,554	$234,265	$240,182
Per Share Data:
Reported EPS (Diluted)	$0.17	$0.26	$0.33	$0.50
Cash Dividends Paid Per Share	0.14	0.14	0.28	0.28
Stated Book Value	7.81	7.97	7.81	7.97
Tangible Book Value	6.42	6.58	6.42	6.58
Asset Quality Summary:
Net Charge-offs (Recoveries)	$(1)	$8	$(3)	$19
Non-performing Loans	2,937	2,885	2,937	2,885
Non-performing Loans/Total Loans	0.11%	0.11%	0.11%	0.11%
Non-performing Assets/Total Assets	0.09	0.09	0.09	0.09
Allowance for Loan Loss/Total Loans	0.56	0.60	0.56	0.60
Allowance for Loan Loss/Non-performing Loans	524.51	555.74	524.51	555.74
Regulatory Capital Ratios (Bank Only):
Tangible Capital	9.13%	9.39%	9.13%	9.39%
Leverage Capital	9.13	9.39	9.13	9.39
Total Risk-based Capital	12.83	13.38	12.83	13.38
Earnings to Fixed Charges Ratios (1)
Including Interest on Deposits	1.31x	1.61x	1.32x	1.62x
Excluding Interest on Deposits	2.02	2.48	2.03	2.44

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share amounts)
Non-GAAP Disclosures - Core Earnings Reconciliation and Ratios (2)
Net income	$5,645	$9,060	$11,462	$17,468
Net pre-tax gain on sale of securities	-	(1,064)	-	(1,542)
Pre-tax income from borrowings restructuring	-	-	-	(43)
Tax effect of adjustments		378		568
After tax effect of adjustments to core earnings	-	(686)	-	(1,017)
Core Earnings	$5,645	$8,374	$11,462	$16,451

Core Return on Average Assets	0.69%	1.07%	0.71%	1.05%
Core Return on Average Stockholders' Equity	8.06	11.44	8.09	11.27
Core EPS (Diluted)	$0.17	$0.24	$0.33	$0.47
Dividend payout ratio (based upon core earnings)	82.35%	58.33%	84.85%	59.57%

(1) Interest on unrecognized tax benefits totaling $542,000 for both the three-month and six months periods ended June 30, 2007 and $184,000 for both the three-month and six-month periods ended June 30, 2006, respectively, is included in the calculation of fixed charges for each of the three-month and six-month periods ended June 30, 2007 and 2006.

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

Allowance for Loan Losses.  Accounting principles generally accepted in the United States ("GAAP") require the Bank to maintain an appropriate allowance for loan losses.  Management uses available information to estimate losses on loans and believes that the Bank maintains its allowance for loan losses at appropriate levels.  Adjustments may be necessary, however, if future economic, market or other conditions differ from the current operating environment.

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

Performing Loans

At June 30, 2007, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio.  Performing loans are reviewed at least quarterly based upon the premise that there are losses inherent within the loan portfolio that have not been identified as of the review date.  The Bank thus calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage and applying it to its performing loans.  In deriving the expected loan loss percentage, the Bank generally considers, among others, the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multifamily residential, commercial real estate, cooperative apartment, construction or consumer); the underwriting history of the loan (i.e., whether it was underwritten by the Bank or a predecessor institution acquired by the Bank and, therefore, originally subjected to different underwriting criteria); both the current condition and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data to derive the expected loan loss percentages); the level of, and trend in, non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by real estate located in the New York City metropolitan area) or specific industry conditions within the portfolio segments.  Since these criteria affect the expected loan loss percentages that are applied to performing loans, changes in any of them may affect the amount of the allowance and the provision for loan losses.  The Bank applied the process of determining the allowance for loan losses consistently throughout the three-month and six-month periods  ended June 30, 2007 and 2006.

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

The Bank's policy is to charge-off immediately all balances classified as ''Loss'' and record a reduction of the allowance for loan losses for the full amount of the outstanding loan balance.  The Bank applied this process consistently throughout the three-month and six-month periods ended June 30, 2007 and 2006.

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

Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").  SFAS 142 eliminates amortization of goodwill and instead requires performance of an annual impairment test at the reporting unit level.  As of June 30, 2007, the Company had goodwill totaling $55.6 million.

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

Debt securities that are not classified as held-to-maturity, along with all equity securities, are classified as either securities available-for-sale or trading securities.  The Company owned no securities classified as trading securities during the three-month and six-month periods ended June 30, 2007, nor does it presently anticipate establishing a trading portfolio.

The Company conducts a periodic review and evaluation of its securities portfolio, taking into account the severity and duration of each unrealized loss as well as management's intent and ability to hold the security until the unrealized loss is substantially eliminated, in order to determine if a decline in market value of any security below its carrying value is either temporary or other than temporary. All unrealized holding gains on debt and equity securities available-for-sale are excluded from net income and reported net of income taxes as other comprehensive income or loss.  All on debt and equity securities available-for-sale that are deemed temporary are excluded from net income and reported net of income taxes as other comprehensive income or loss.  All unrealized losses that are deemed other than temporary are recognized immediately as a reduction of the carrying amount of the security, with a charge recorded in the Company's consolidated statement of operations.  For the three-month and six-month periods ended June 30, 2007 and 2006, there were no other than temporary impairments in the securities portfolio.

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

Recognition of Deferred Tax Assets.  Management reviews all deferred tax assets periodically.  Upon such review, in the event that it is more likely than not that the deferred tax asset will not be fully realized, a valuation allowance is recognized against the deferred tax asset in the full amount that is deemed more likely than not to be realized.

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

The Bank gathers deposits in direct competition with commercial banks, savings banks, Internet banks and brokerage firms, many among the largest in the nation.  It must additionally compete for deposit monies against the stock and bond markets, especially during periods of strong performance in those arenas.  The Bank's deposit flows are affected primarily by the pricing and marketing of its deposit products compared to its competitors, as well as the market performance of depositor investment alternatives such as the bond or equity markets.  To the extent that the Bank is responsive to general market increases or declines in interest rates, its deposit flows should not be materially impacted.  However, favorable performance of the equity or bond markets could adversely impact the Bank’s deposit flows.

Deposits increased $187.2 million during the six months ended June 30, 2007, compared to an increase of $15.7 million during the six months ended June 30, 2006.  During the six months ended June 30, 2007, the Company experienced increases of $163.9 million in money markets and $21.5 million in certificates of deposit ("CDs"), respectively, due to successful promotional campaigns.  During the six months ended June 30, 2006, the Company experienced an increase of $53.1 million in CDs, due primarily to successful promotional campaigns, that was partially offset by declines of $14.2 million in savings accounts and $19.6 million in money market accounts during the period, as customers continued to migrate towards CDs as they gained greater acceptance of market rates offered on time deposit accounts.

During the six months ended June 30, 2007, principal repayments totaled $141.5 million on real estate loans and $16.8 million on MBS.  During the six months ended June 30, 2006, principal repayments totaled $169.6 million on real estate loans and $20.9 million on MBS.  The decrease in principal repayments on real estate loans resulted from a reduction in borrower refinance activities due to (i) an absence of significant changes in medium and long-term interest rates from June 30, 2006 to June 30, 2007, and (ii) the historically high refinancing activity from January 1, 2002 through December 31, 2005 (that made the great majority of the Bank's loan portfolio unlikely to seek refinancing under the interest rates present from January 1, 2007 through June 30, 2007). The decline in the level of principal repayments of MBS during the comparative period reflected a decrease of $32.9 million in their balance from June 30, 2006 to June 30, 2007, reflecting both regular principal repayments and no new MBS purchases from January 1, 2006 through June 30, 2007.  The Company does not believe that its future levels of principal repayments will be materially impacted by problems currently being experienced in the residential mortgage market. See "Asset Quality" for a further discussion of the Bank's asset quality.

Since December 2002, the Bank has originated and sold multifamily residential and mixed use mortgage loans in the secondary market to FNMA, while retaining servicing and generating fee income while it services the loans. The Bank underwrites these loans using its customary underwriting standards, funds the loans, and sells them to FNMA at agreed upon pricing.  Typically, the Bank seeks to sell loans with terms to maturity or repricing in excess of seven years from the origination date since it does not desire to retain such loans in portfolio as a result of their heightened interest rate risk.  Under the terms of the sales program, the Bank retains a portion of the associated credit risk.  The aggregate amount of the retained risk continues to increase as long as the Bank continues to sell loans to FNMA under the program. The Bank retains this exposure until the portfolio of loans sold to FNMA is satisfied in its entirety or the Bank funds claims by FNMA for the maximum loss exposure.  During the six months ended June 30, 2007 and 2006, the Bank sold FNMA $37.0 million and  $48.1 million of loans, respectively, pursuant to this program.

Due in part to the growth in deposit funding during the six-month periods ended both June 30, 2007 and 2006, the Company was able to reduce its overall level of borrowings in each period.  During the six months ended June 30, 2007 and 2006, borrowings declined by $110.0 million and $20.1 million, respectively, as the Company utilized deposit inflows and liquidity from its investment and MBS portfolios to fund loan growth.

During the six months ended June 30, 2006, the Company restructured $145.0 million of its borrowings in order to lower their average cost.  Borrowings with a weighted average cost of 4.46% and a weighted average term to maturity of one year were replaced with borrowings having a weighted average cost of 4.17% and a final maturity of ten years, callable after year one.  Since portions of the original borrowings were satisfied at a discount, the Company recorded a non-recurring reduction of $43,200 in interest expense related to the prepayment.

An additional source of funds is available to the Bank through use of its borrowing line at the FHLBNY.  At June 30, 2007, the Bank had an additional potential borrowing capacity of $525.7 million available, provided it owned the minimum required level of FHLBNY common stock (i.e., 4.5% of its outstanding FHLBNY borrowings).  The Holding Company additionally has a $15.0 million line of credit agreement with a reputable financial institution in the event that it requires further liquidity.

The Bank is subject to minimum regulatory capital requirements imposed by the OTS, which, as a general matter, are based on the amount and composition of an institution's assets. At June 30, 2007, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Bank uses its liquidity and capital resources primarily to fund the origination of real estate loans and/or the purchase of mortgage-backed and other securities.  During the six months ended June 30, 2007 and 2006, real estate loan originations totaled $234.3 million and $264.9 million, respectively.  Purchases of investment securities totaled $1.2 million during the six months ended June 30, 2007.  There were no purchases of investment securities and MBS during the six months ended June 30, 2006, as the Company elected to retain excess funds in federal funds sold and other short-term investments while short-term rates equaled or exceeded medium and long-term rates.

During the six months ended June 30, 2007, the Holding Company repurchased 1,244,984 shares of its common stock into treasury.  All shares repurchased were recorded at the acquisition cost, which totaled $16.5 million during the period.  As of June 30, 2007, up to 2,229,291 shares remained available for purchase under authorized share purchase programs.  Based upon the $13.19 per share closing price of its common stock as of June 29, 2007, the Holding Company would utilize $29.4 million in order to purchase all of the remaining authorized shares.  For the Holding Company to complete these share purchases, it would likely require dividend distributions from the Bank.

Contractual Obligations

The Bank is obligated for rental payments under leases on certain of its branches and equipment and for minimum monthly payments under its current data systems contract.   As discussed in Note 9 of the condensed consolidated financial statements, the Company had a reserve recorded related to unrecognized income tax benefits totaling $2.2 million at June 30, 2007.  Based upon the uncertainties associated with these tax benefits, the Company is not able to reasonably estimate the future period or periods in which these benefits will ultimately be settled.

The Bank generally has outstanding at any time significant borrowings in the form of FHLBNY advances and/or REPOs.  The Holding Company has an outstanding $25.0 million non-callable subordinated note payable due to mature in 2010, and $72.2 million of trust preferred borrowings from third parties due to mature in April 2034, which are callable at any time after April 2009.  The obligation related to these amounts were disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, and did not change materially during the three months ended June 30, 2007.

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

In addition, as part of its loan origination business, the Bank has outstanding commitments to extend credit to third parties, which are subject to strict credit control assessments.  Since many of these loan commitments expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.  The following chart represents off balance sheet commitments for which the Company was obligated as of June 30, 2007:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$75,917	$-	$-	$-	$75,917
Other loan commitments	76,546	-	-	-	76,546
Other Commitments:
Recourse obligation on loans sold to FNMA	19,339	-	-	-	19,339
Total Commitments	$171,802	$-	$-	$-	$171,802

Asset Quality

At both June 30, 2007 and December 31, 2006, the Company had no real estate loans or collateral underlying MBS that would be considered subprime loans, which are defined as mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history.  The Company does not originate subprime loans.  The Company's lending standards are discussed in Item 1 of its Form 10-K for the year ended December 31, 2006.  All MBS owned by the Company as of June 30, 2007 possessed the highest possible investment credit rating.

Non-performing loans (i.e., delinquent loans for which interest accruals have ceased in accordance with the Bank's policy discussed below) totaled $2.9 million and $3.6 million at June 30, 2007 and December 31, 2006, respectively.  The decrease resulted primarily from the removal of 3 loans totaling $728,000 from nonaccrual status during the comparative period.  No additional nonaccrual loans were added during the six months ended June 30, 2007.

The Bank had real estate and consumer loans totaling $682,000 delinquent 60-89 days at June 30, 2007, compared to a total of $258,000 at December 31, 2006.  The increase resulted primarily from growth of $477,000 in delinquent real estate and home equity loans during the period.  The 60-89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of credit quality trends than non-performing loans.

GAAP requires the Bank to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a loan constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Current OTS regulations require that troubled-debt restructurings remain classified as such until the loan is either repaid or returns to its original terms.  The Bank had no loans classified as troubled-debt restructurings at June 30, 2007 or December 31, 2006.

The recorded investment in loans deemed impaired pursuant to Amended SFAS 114 was $2.8 million, consisting of four loans, at June 30, 2007, compared to $3.5 million, consisting of six loans, at December 31, 2006.  The decline resulted from the removal of two loans totaling $668,000 from impaired status during the six months ended June 30, 2007.  The average total balance of impaired loans was approximately $3.1 million and $1.1 million during the six months ended June 30, 2007 and 2006, respectively.  The increase in the average balance of impaired loans during the comparative period resulted primarily from the addition of six impaired loans totaling $3.5 million during the period April 1, 2006 through December 31, 2006, which had greater impact upon the tabulation of average impaired loans during the six months ended June 30, 2007 compared to the six months ended June 30, 2006.  There were $285,000 and $351,000 of reserves allocated within the allowance for loan losses for impaired loans at June 30, 2007 and December 31, 2006, respectively.  At June 30, 2007, non-performing loans exceeded impaired loans by $91,000, due to $91,000 of one- to four-family and consumer loans, which, while on non-performing status, were not deemed impaired since they each had individual outstanding balances less than $417,000.

See "Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Loan Losses - Problem Loans" for a discussion of impairment and reserves.

Other Real Estate Owned (“OREO”).  Property acquired by the Bank as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure is classified as OREO and recorded at the lower of the recorded investment in the related loan or the fair value of the property on the date of acquisition, with any resulting write down charged to the allowance for loan losses. The Bank obtains a current appraisal on OREO property as soon as practicable after it takes possession of the realty and generally reappraises its value at least annually thereafter.  There were no OREO properties as of June 30, 2007 and December 31, 2006.

The following table sets forth information regarding non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated:

	At June 30, 2007	At December 31, 2006
	(Dollars in thousands)
Non-Performing Loans
One- to four-family	$59	$60
Multifamily residential	987	1,655
Commercial	1,859	1,859
Cooperative apartment	26	26
Other	6	6
Total non-performing loans	2,937	3,606
OREO	-	-
Total non-performing assets	2,937	3,606
Troubled-debt restructurings	-	-
Total non-performing assets and troubled-debt restructurings	$2,937	$3,606

Impaired loans	$2,846	$3,514
Ratios:
Total non-performing loans to total loans	0.11%	0.13%
Total non-performing loans and troubled-debt restructurings to total loans	0.11	0.13
Total non-performing assets to total assets	0.09	0.11
Total non-performing assets and troubled-debt restructurings to total assets	0.09	0.11

Allowance for Loan Losses

The allowance for loan losses was $15.4 million at June 30, 2007 compared to $15.5 million at December 31, 2006.  During the six months ended June 30, 2007, the Bank recorded a provision of $120,000 to the allowance for loan losses to provide for additional inherent losses in the portfolio.  During the same period, the Bank also recorded net recoveries of approximately $3,000, virtually all of which related to consumer loans, and reclassified $231,000 of its existing allowance for loan losses to other liabilities in order to separately account for reserves related to loan origination commitments.   (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Loan Losses" for a further discussion).

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Assets.  Assets totaled $3.25 billion at June 30, 2007, an increase of $77.0 million from total assets of $3.17 billion at December 31, 2006.

Real estate loans increased $57.4 million during the six months ended June 30, 2007 due primarily to originations of $234.3 million during the period (as interest rates offered on new loans continued to stimulate origination activity), that were partially offset by amortization of $141.5 million and sales to FNMA of $37.0 million.

Cash and due from banks, and federal funds sold and other short-term investments increased by $26.3 million and $15.9 million, respectively, during the six months ended June 30, 2007 as cash flows from deposits, maturing investment securities and principal repayments on MBS were either invested in short-term securities and federal funds sold (as the flattened yield curve provided benefits to retaining the funds in short-term investments) or were temporarily retained in cash and due from banks at June 30, 2007.

Partially offsetting the increases in real estate loans, cash and due from banks, and federal funds sold and other short-term investments were declines in MBS available-for-sale and FHLBNY capital stock of $17.1 million and $4.9 million, respectively, during the six months ended June 30, 2007.  The decline in MBS available-for-sale resulted primarily from principal repayments of $16.8 million. The decrease in FHLBNY capital stock reflected the redemption of $4.9 million due to a reduction in the Bank's borrowings from the FHLBNY.  (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

Liabilities.  During the six months ended June 30, 2007, total liabilities increased $92.4 million, reflecting an increase of $187.2 million in deposits and $10.3 million in escrow and other deposits during the period (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of deposit activity).  The increase in escrow and other deposits during the six months ended June 30, 2007 resulted from the Bank's accumulation of  escrow balances during the period that it did not hold at December 31, 2006 to be used for real estate tax payments to be made on behalf of borrowers during 2007.  Partially offsetting these increases was a decline in FHLBNY advances of $110.0 million.  (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of borrowing activity).

Stockholders' Equity.  Stockholders' equity decreased $15.4 million during the six months ended June 30, 2007, due to treasury stock repurchases of $16.5 million, cash dividends on the Holding Company's common stock of $9.7 million and a reduction to equity of $1.7 million related to an additional reserve that the Company recorded upon adoption of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes."

Partially offsetting these items were increases to equity resulting from the following: (i)  net income of $11.4 million, and (ii) $844,000 related to amortization of the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates ("ESOP") and restricted stock awards issued under other stock benefit plans.  The ESOP and restricted stock awards are initially recorded as reductions in stockholders' equity ("Contra Equity Balances").  As compensation expense is recognized on the ESOP and restricted stock awards, the Contra Equity Balances are reduced in a corresponding amount, resulting in an increase to their respective equity balances.  This increase to equity offsets the decline in the Company's retained earnings related to the periodic recorded ESOP and restricted stock award expenses.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006

General.  Net income was $5.6 million during the three months ended June 30, 2007, a decrease of $3.4 million from net income of $9.1 million during the three months ended June 30, 2006.  During the comparative period, net interest income declined $3.2 million, non-interest income decreased $1.3 million, due primarily to a change in the net gains or losses on the disposal of assets, and non-interest expense increased $671,000, resulting in a reduction in pre-tax net income of $5.2 million.  Income tax expense decreased $1.7 million during the comparative period, primarily as a result of the decrease in pre-tax net income.

Net Interest Income.  The discussion of net interest income for the three months ended June 30, 2007 and 2006 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)

	Three Months Ended June 30,
		2007			2006
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)
Assets:
Interest-earning assets:
Real estate loans	$2,750,429	$40,697	5.92%	$2,656,658	$39,844	6.00%
Other loans	1,771	42	9.49	1,898	45	9.48
Mortgage-backed securities	146,181	1,435	3.93	182,101	1,753	3.85
Investment securities	25,534	377	5.91	31,023	469	6.05
Federal funds sold and short-term investments	193,663	2,793	5.77	121,092	1,522	5.03
Total interest-earning assets	3,117,578	$45,344	5.82%	2,992,772	$43,633	5.84%
Non-interest earning assets	150,158			142,043
Total assets	$3,267,736			$3,134,815

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW and Super Now accounts	$42,705	$186	1.75%	$36,778	$91	0.99%
Money Market accounts	636,893	6,103	3.84	452,288	2,578	2.29
Savings accounts	293,759	449	0.61	325,403	476	0.59
Certificates of deposit	1,097,137	12,838	4.69	1,030,354	10,409	4.05
Borrowed Funds	698,765	8,099	4.65	783,544	9,228	4.72
Total interest-bearing liabilities	2,769,259	27,675	4.01%	2,628,367	$22,782	3.48%
Checking accounts	96,413			97,731
Other non-interest-bearing liabilities	121,782			115,835
Total liabilities	2,987,454			2,841,933
Stockholders' equity	280,282			292,882
Total liabilities and stockholders' equity	$3,267,736			$3,134,815
Net interest income		$17,669			$20,851
Net interest spread			1.81%			2.36%
Net interest-earning assets	$348,319			$364,405
Net interest margin			2.27%			2.79%
Ratio of interest-earning assets to interest-bearing liabilities			112.58%			113.86%

Rate/Volume Analysis (Unaudited)

	Three Months Ended June 30, 2007
	Compared to Three Months Ended June 30, 2006
	Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$1,395	$(542)	$853
Other loans	(2)	(1)	(3)
Mortgage-backed securities	(350)	32	(318)
Investment securities	(82)	(10)	(92)
Federal funds sold and short-term investments	979	292	1,271
Total	1,940	(229)	1,711

Interest-bearing liabilities:
NOW and Super Now accounts	$20	$75	$95
Money market accounts	1,415	2,110	3,525
Savings accounts	(45)	18	(27)
Certificates of deposit	730	1,699	2,429
Borrowed funds	(995)	(134)	(1,129)
Total	1,125	3,768	4,893
Net change in net interest income	$815	$(3,997)	$(3,182)

Net interest income for the three months ended June 30, 2007 decreased $3.2 million to $17.7 million, from $20.9 million during the three months ended June 30, 2006.  The decrease was attributable to an increase of $4.9 million in interest expense that was partially offset by an increase of $1.7 million in interest income.  The net interest spread decreased 55 basis points, from 2.36% for the three months ended June 30, 2006 to 1.81% for the three months ended June 30, 2007, and the net interest margin decreased 52 basis points, from 2.79% to 2.27% during the same period.

The tightening of monetary policy by the Federal Open Market Committee from the second half of 2004 through June 30, 2006, in combination with various market factors suppressing increases in both general long-term interest rates and interest rates offered on real estate loans within the Bank's lending market, resulted in a narrowing spread between short and long-term interest rates, which negatively impacted net interest income during the three-month period ended June 30, 2007.

The decreases in both the net interest spread and net interest margin reflected an increase of 53 basis points in the average cost of interest bearing liabilities.  The increase resulted primarily from increases in the average cost of money market deposits and CDs of 155 basis points and 64 basis points, respectively, during the comparative period, reflecting increases in short-term interest rates during the first six months of 2006.  (See "Interest Expense" below).

Interest Income.  Interest income was $45.3 million during the three months ended June 30, 2007, an increase of $1.7 million from $43.6 million during the three months ended June 30, 2006.  This resulted from increases of $853,000 and $1.3 million in interest income on real estate loans and other short-term investments, respectively, that were partially offset by decreases in interest income on MBS and investment securities of $318,000 and $92,000, respectively, during the period.

The increase in interest income on real estate loans resulted from growth in their average balance of $93.8 million during the three months ended June 30, 2007 compared to the three months ended June 30, 2006, which reflected originations of $532.6 million between July 2006 and June 2007, which were partially offset by principal repayments of $300.4 million and loan sales of $134.6 million during the period.  Partially offsetting the increase in interest income on real estate loans was a decline of 8 basis points in their average yield during the three months ended June 30, 2007 compared to the three months ended June 30, 2006.  This decline resulted from a reduction of $1.1 million in prepayment fee income during the comparative period as increases in short and medium term interest rates during the first six months of 2006 led to a decline in prepayment activity during the three months ended June 30, 2007.

The increase in interest income on other short-term investments resulted from growth in their average balance of $72.6 million during the three months ended June 30, 2007 compared to the three months ended June 30, 2006 coupled with an increase of 74 basis points in their average yield during the same period.  The increase in average balance of other short-term investments reflected the reinvestment of cash flows from deposits, maturing investment securities and principal repayments on MBS in short-term securities and federal funds sold , since the flattened yield curve provided benefits to retaining the funds in short-term investments.  The increase in average yield on other short-term investments reflected increases in short-term interest rates during the first six months of 2006 that fully benefited yields during the three months ended June 30, 2007, however, only partially benefited yields during the three months ended June 30, 2006.

The decline in interest income on MBS during the three months ended June 30, 2007 compared to the three months ended June 30, 2006 resulted from a decreased average balance of $35.9 million (resulting primarily from principal repayments on MBS of $35.4 million during the period July 2006 through June 2007), that was partially offset by an increase of 8 basis points in average yield during the three months ended June 30, 2007 compared to the three months ended June 30, 2006 (resulting from increases in short and medium-term interest rates during the first six months of 2006 which fully benefited yields earned during the three months ended June 30, 2007, while only partially benefiting yields during the three months ended June 30, 2006).  The decline in interest income on investment securities reflected a decrease in their average balance of $5.5 million during the three months ended June 30, 2007 compared to the three months ended June 30, 2006, as cash flows from maturing investment securities were invested in short-term investments and federal funds sold.

Interest Expense.  Interest expense increased $4.9 million, to $27.7 million, during the three months ended June 30, 2007, from $22.8 million during the three months ended June 30, 2006.  The growth resulted primarily from increased interest expense of $2.4 million related to CDs and $3.5 million related to money markets, that was partially offset by a decline of $1.1 million in interest expense on borrowings.

The increase in interest expense on CDs resulted from an increase in their average cost of 64 basis points during the three months ended June 30, 2007 compared to the three months ended June 30, 2006.  The increase in average cost resulted from increases in short-term interest rates during the first six months of 2006, as a significant majority of the Bank's CDs have re-priced since June 30, 2006.  In addition, the average balance of CDs increased $66.8 million during the period, reflecting successful gathering of new CDs from promotional activities.  (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

The increase in interest expense on money markets was due to increases of 155 basis points in their average cost and $184.6 million in their average balance during the comparative period.  During the three months ended June 30, 2007, the Bank increased the rates offered on both promotional and non-promotional money market accounts, which led to the increase in average cost during the period.   In addition, the Bank grew its balance of money markets during the period July 2006 through June 2007 through successful promotional activities.

The decrease in interest expense on borrowed funds during the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was due to a decline of $84.8 million in average balance during the period as the Company allowed borrowings to mature without being replaced during the first six months of 2007 while deposit balances were increasing.  The average cost of borrowed funds decreased 7 basis points during the three months ended June 30, 2007 compared to the three months ended June 30, 2006, due to the beneficial effects of borrowing restructurings that occurred during 2006 (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

Provision for Loan Losses.  The provision for loan losses was $60,000 during the three months ended both June 30, 2007 and June 30, 2006, as the Bank provided for additional inherent losses in the portfolio.

Non-Interest Income. Non-interest income, excluding gains or losses on the sale of assets, declined from $2.4 million during the three months ended June 30, 2006 to $2.2 million during the three months ended June 30, 2007.  This decline resulted from reductions in both retail banking and loan servicing fee income during the period.

The Company sold loans to FNMA totaling $16.8 million and $21.0 million during the three months ended June 30, 2007 and 2006, respectively.  The gains recorded on these sales were $223,000 and $253,000 during the three months ended June 30, 2007 and 2006, respectively.  All of the loans sold during both of these periods were designated for sale upon origination.  The  loans sold during the three months ended June 30, 2007 and 2006 had weighted average terms to the earlier of maturity or next repricing of 11.2 years and 13.6 years, respectively.  The Company additionally recorded a pre-tax gain of $1.1 million during the three months ended June 30, 2006 on the sale of mutual fund investments associated with its Benefit Maintenance Plan.

Non-Interest Expense.  Non-interest expense was $11.2 million during the three months ended June 30, 2007, an increase of $671,000 from the three months ended June 30, 2006.

Salaries and employee benefits increased $245,000 as a result of regular increases to existing employee compensation levels.  Stock benefit plan amortization expense increased $149,000 primarily as a result of stock awards granted on May 1, 2007 to outside directors and certain officers of the Company.

Occupancy and equipment expense increased $133,000 during the three months ended June 30, 2007 compared to the June 30, 2006 quarter due to both general increases in utility costs and real estate taxes as well as the expansion of administrative office space during 2007.

Data processing expense increased $22,000 as a result of increased loan and deposit account activity during the three months ended June 30, 2007 compared to the three months ended June 30, 2006.  Other expenses increased $122,000 due primarily to both increased advertising costs resulting from increased promotional activities and increased expenses associated with the audit of the Company's financial statements.

Non-interest expense to average assets was 1.37% in the June 2007 quarter, compared to 1.34% for the quarter ended June 30, 2006.  The increase reflected the growth in non-interest expense during the comparative period.

Income Tax Expense.  Income tax expense decreased $1.7 million during the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006, due primarily to a decline of $5.2 million in pre-tax net income during the period.

Comparison of Operating Results for the Six Months Ended June 30, 2007 and 2006

General.  Net income was $11.5 million during the six months ended June 30, 2007, a decrease of $6.0 million from net income of $17.5 million during the six months ended June 30, 2006.  During the comparative period, net interest income declined $5.7 million, non-interest income decreased $2.0 million due primarily to a change in the net gains or losses on the disposal of assets, and non-interest expense increased $1.5 million, resulting in a reduction in pre-tax net income of $9.2 million.  Income tax expense decreased $3.2 million during the comparative period primarily as a result of the decrease in pre-tax net income.

Net Interest Income.  The discussion of net interest income for the six months ended June 30, 2007 and 2006 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)

	Six Months Ended June 30,
		2007			2006
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)
Assets:
Interest-earning assets:
Real estate loans	$2,728,646	$80,947	5.93%	$2,641,960	$77,683	5.88%
Other loans	1,833	87	9.49	1,986	94	9.47
Mortgage-backed securities	150,418	2,947	3.92	187,386	3,598	3.84
Investment securities	27,798	819	5.89	34,676	951	5.49
Federal funds sold and short-term investments	184,673	5,262	5.70	113,667	2,678	4.71
Total interest-earning assets	3,093,368	$90,062	5.82%	2,979,675	$85,004	5.71%
Non-interest earning assets	147,661			147,141
Total assets	$3,241,029			$3,126,816

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW and Super Now accounts	$39,393	$306	1.57%	$37,009	$183	1.00%
Money Market accounts	601,956	11,227	3.76	453,982	4,657	2.07
Savings accounts	294,854	873	0.60	328,024	931	0.57
Certificates of deposit	1,093,449	25,331	4.67	1,005,850	19,279	3.87
Borrowed Funds	725,694	16,770	4.66	804,921	18,662	4.68
Total interest-bearing liabilities	2,755,346	$54,507	3.99%	2,629,786	$43,712	3.35%
Checking accounts	95,547			96,542
Other non-interest-bearing liabilities	106,789			108,434
Total liabilities	2,957,682			2,834,762
Stockholders' equity	283,347			292,054
Total liabilities and stockholders' equity	$3,241,029			$3,126,816
Net interest income		$35,555			$41,292
Net interest spread			1.83%			2.36%
Net interest-earning assets	$338,022			$349,889
Net interest margin			2.30%			2.77%
Ratio of interest-earning assets to interest-bearing liabilities			112.27%			113.30%

Rate/Volume Analysis (Unaudited)

	Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$2,576	$688	$3,264
Other loans	(6)	(1)	(7)
Mortgage-backed securities	(718)	67	(651)
Investment securities	(195)	63	(132)
Federal funds sold and short-term investments	1,847	737	2,584
Total	$3,504	$1,554	$5,058

Interest-bearing liabilities:
NOW and Super Now accounts	$15	$108	$123
Money market accounts	2,142	4,428	6,570
Savings accounts	(101)	43	(58)
Certificates of deposit	1,871	4,181	6,052
Borrowed funds	(1,824)	(68)	(1,892)
Total	2,103	8,692	10,795
Net change in net interest income	$1,401	$(7,138)	$(5,737)

Net interest income for the six months ended June 30, 2007 decreased $5.7 million to $35.6 million, from $41.3 million during the six months ended June 30, 2006.  The decrease was attributable to an increase of $10.8 million in interest expense that was partially offset by an increase of $5.1 million in interest income.  The net interest spread decreased 53 basis points, from 2.36% for the six months ended June 30, 2006 to 1.83% for the six months ended June 30, 2007, and the net interest margin decreased 47 basis points, from 2.77% to 2.30% during the same period.

The tightening of monetary policy by the Federal Open Market Committee from the second half of 2004 through June 30, 2006, in combination with various market factors suppressing increases in both general long-term interest rates and interest rates offered on real estate loans within the Bank's lending market, resulted in a narrowing spread between short and long-term interest rates, which negatively impacted net interest income during the six-month period ended June 30, 2007.

The decreases in both the net interest spread and net interest margin reflected an increase of 64 basis points in the average cost of interest bearing liabilities.  The increase resulted primarily from increases in the average cost of money market deposits and CDs of 169 basis points and 80 basis points, respectively, during the comparative period, reflecting increases in short-term interest rates during the first six months of 2006.  (See "Interest Expense" below).

Partially offsetting the increase in the average cost of interest bearing liabilities was an increase of 11 basis points in the average yield on interest earning assets during the six months ended June 30, 2007 compared to the six months ended June 30, 2006.  This increase resulted primarily from an increase in the average balance of real estate loans (the Bank's highest yielding interest earning asset) as a percentage of total interest earning assets, which was coupled with increases in the average yields on real estate loans and other short term investments of 5 basis points and 99 basis points, respectively.  The increase in the composition of real estate loans as a percentage of interest earning assets resulted from both loan origination activity during the period April 2006 through June 2007 coupled with a reduction in the level of investment securities and MBS during the same period, as cash flows from maturing investment securities and MBS were invested in short-term investments and federal funds sold.   See "Interest Income" below for a discussion of the increase in the yield on real estate loans and short-term investments.

Interest Income.  Interest income was $90.1 million during the six months ended June 30, 2007, an increase of $5.1 million from $85.0 million during the six months ended June 30, 2006.  This resulted from increases of $3.3 million and $2.6 million in interest income on real estate loans and other short-term investments, respectively, that were partially offset by decreases in interest income on MBS and investment securities of $651,000 and $132,000, respectively, during the period.

The increase in interest income on real estate loans resulted from both growth in their average balance of $86.7 million during the six months ended June 30, 2007 compared to the six months ended June 30, 2006, and an increase of 5 basis points in their average yield during the same period.  The growth in the average balance of real estate loans reflected originations of $532.6 million between July 2006 and June 2007, which were partially offset by principal repayments and loan sales during the period.  The increase in average yield on real estate loans reflected increases in medium- and long-term interest rates during the first six months of 2006, which positively impacted the average loan origination rate during the period July 2006 through June 2007.

The increase in interest income on other short-term investments resulted from growth in their average balance of $71.0 million during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 coupled with an increase of 99 basis points in their average yield during the same period.  The increase in average balance of other short-term investments reflected the reinvestment of cash flows from deposits, maturing investment securities and principal repayments on MBS in short-term securities and federal funds sold, since the flattened yield curve provided benefits to retaining the funds in short-term investments.  The increase in average yield on other short-term investments reflected increases in short-term interest rates during the first six months of 2006 that fully benefited yields during the six months ended June 30, 2007, however, only partially benefited yields during the six months ended June 30, 2006.

The decline in interest income on MBS during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 resulted from a decreased average balance of $37.0 million (resulting primarily from principal repayments on MBS of $35.4 million during the period July 2006 through June 2007), that was partially offset by an increase of 8 basis points in average yield during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 (resulting from increases in short and medium-term interest rates during the first six months of 2006 which fully benefited yields earned during the six months ended June 30, 2007, while only partially benefiting yields during the six months ended June 30, 2006).  The decline in interest income on investment securities reflected a decrease in their average balance of $6.9 million during the six months ended June 30, 2007 compared to the six months ended June 30, 2006, as cash flows from maturing investment securities were invested in short-term investments and federal funds sold.

Interest Expense.  Interest expense increased $10.8 million, to $54.5 million, during the six months ended June 30, 2007, from $43.7 million during the six months ended June 30, 2006.  The growth resulted primarily from increased interest expense of $6.1 million related to CDs and $6.6 million related to money markets, which was partially offset by a decline of $1.9 million in interest expense on borrowings.

The increase in interest expense on CDs resulted from an increase in their average cost of 80 basis points during the six months ended June 30, 2007 compared to the six months ended June 30, 2006.  The increase in average cost resulted from increases in short-term interest rates during the first six months of 2006, as a significant majority of the Bank's CDs re-priced at these higher rates between June 30, 2006 and June 30, 2007.  In addition, the average balance of CDs increased $87.6 million during the period, reflecting successful gathering of new CDs from promotional activities.  (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

The increase in interest expense on money markets was due to an increase of 169 basis points in their average cost and $148.0 million in their average balance during the comparative period.  During the six months ended June 30, 2007, the Bank increased the rates offered on both promotional and non-promotional money market accounts, which led to the increase in average cost during the period.   In addition, the Bank grew its balance of money markets during the period July 2006 through June 2007 through successful promotional activities.

The decrease in interest expense on borrowed funds during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was due to a decline of $79.2 million in average balance during the period as the Company allowed borrowings to mature without being replaced during the first six months of 2007 while deposit balances were increasing.  The average cost of borrowed funds decreased 4 basis points during the six months ended June 30, 2007 compared to the six months ended June 30, 2006, due to the beneficial effects of borrowing restructurings that occurred during 2006 (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

Provision for Loan Losses.  The provision for loan losses was $120,000 during the six months ended both June 30, 2007 and June 30, 2006, as the Bank provided for additional inherent losses in the portfolio.

Non-Interest Income.  Non-interest income, excluding gains or losses on the sale of assets, declined from $4.7 million during the six months ended June 30, 2006 to $4.4 million during the six months ended June 30, 2007.  This decline resulted from reductions in both retail banking and loan servicing fee income during the period.

The Company sold loans to FNMA totaling $37.0 million and $48.1 million during the six months ended June 30, 2007 and 2006, respectively.  The gains recorded on these sales were $467,000 and $652,000 during the six months ended June 30, 2007 and 2006, respectively.  The majority of the loans sold during both of these periods were designated for sale upon origination.  The loans sold had weighted average terms to the earlier of maturity or next repricing of 11.2 years and 15.3 years, respectively during the six months ended June 30, 2007 and 2006. During the six months ended June 30, 2006, the Company additionally recorded  non-recurring pre-

tax gains of $478,000 on the sale of a property obtained in its 1999 acquisition of Financial Bancorp, Inc. and $1.1 million on the sale of mutual fund investments associated with its Benefit Maintenance Plan.

Non-Interest Expense.  Non-interest expense was $22.4 million during the six months ended June 30, 2007, an increase of $1.4 million from the six months ended June 30, 2006.

Salaries and employee benefits increased $879,000 as a result of regular increases to existing employee compensation levels.  Stock benefit plan amortization expense increased $97,000 as a result of stock awards granted on May 1, 2007 to outside directors and certain officers of the Company.

Occupancy and equipment expense increased $216,000 during the six months ended June 30, 2007 compared to the comparable period of 2006 due to both general increases in utility costs and real estate taxes, as well as both the addition of the Valley Stream branch, which was only open for four of the six months ended June 30, 2006, and the expansion of administrative office space during 2007.

Data processing expense increased $104,000 as a result of increased loan and deposit account activity during the six months ended June 30, 2007 compared to the six months ended June 30, 2006.  Other expenses increased $182,000 due primarily to increased advertising costs of $150,000 resulting from increased promotional activities and increased expenses associated with the audit of the Company's financial statements.

Non-interest expense to average assets was 1.39% for the six months June 30 2007, compared to 1.34% for the six months ended June 30, 2006.  The increase reflected the growth in non-interest expense during the comparative period.

Income Tax Expense.  Income tax expense decreased $3.2 million during the six months ended June 30, 2007 compared to the six months ended June 30, 2006, due primarily to a decline of $9.2 million in pre-tax net income during the period.

Other Information

Loan Portfolio Composition

The following table presents a breakdown of the Company's loan portfolio at June 30, 2007 and December 31, 2006 by loan type:

	At June 30, 2007		At December 31, 2006
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
One-to Four family and cooperative apartment	$149,467	5.4%	$153,847	5.7%
Multifamily residential	1,219,382	44.2	1,201,760	44.5
Commercial real estate	428,957	15.6	400,097	14.8
Mixed use (classified as multifamily residential)	649,879	23.6	653,346	24.2
Mixed use (classified as commercial real estate)	274,393	10.0	266,830	9.9
Construction and land acquisition	34,284	1.2	23,340	0.9
Unearned Discounts and net deferred loan fees	1,266	-	1,048	-
Total real estate loans	2,757,628	100.0%	2,700,268	100.0%
Consumer loans	2,620		2,205
Allowance for loan losses	(15,405)		(15,514)
Total loans, net	$2,744,843		$2,686,959

Investment Portfolio Summary Information

The following table presents summary information related to the Company's consolidated investment securities and MBS portfolios at June 30, 2007 and December 31, 2006:

	At June 30, 2007	At December 31, 2006
	(Dollars in thousands)
Balance at end of period	$163,094	$184,220
Average interest rate	4.34%	4.49%
Average duration (in years)	2.3	2.3

Outlook for the Remainder of 2007

At present, the overall yield on the Company's interest-earning assets is rising.  The average yield on interest-earning assets, excluding the effects of prepayment and late fee income, rose on a linked quarter basis, from 5.65% to 5.69%.  This trend appears likely to continue, as over $433 million in portfolio mortgage loans with a "below current market" weighted average coupon of 5.42% contractually reprice or mature between July 1, 2007 and December 31, 2008.  During the year ending December 31, 2009, an additional $805 million in mortgage loans with a weighted average coupon of 5.40% are scheduled to reprice.  These loan repricings and maturities provide a potentially significant boost to overall portfolio yields.

The average cost of deposits rose slightly from 3.54% during the March 31, 2007 quarter to 3.62% during the June 2007 quarter.  This trend is likely to diminish during the remainder of 2007, as inflows from promotional activity are expected to decline from the first six months of 2007, and a large portion of the promotional deposits added during the first six months of 2007 are expected to reprice below their current promotional cost.

Prepayment and amortization rates, which approximated 10.4% during the first six months of 2007, are expected to remain in the 10% to 12% range during the remainder of 2007.  At June 30, 2007, the real estate loan commitment pipeline approximated $127.6 million, including $20.5 million of loan commitments intended for sale to FNMA.  The portfolio loan pipeline had a weighted average interest rate of 6.35%.

Operating expenses are expected to approximate $11.6 million in the third quarter of 2007.  The Company is positioned to be opportunistic in the purchase of its own shares should conditions warrant.

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2006 in Item 7A of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2007.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At June 30, 2007, the Company owned no trading assets, nor did it conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2006 to June 30, 2007.

Interest Sensitivity Gap.  There was no material change in the computed one-year interest sensitivity gap from December 31, 2006 to June 30, 2007.

Interest Rate Risk Exposure (Net Portfolio Value) Compliance.  At June 30, 2007, the Bank continued to monitor the impact of interest rate volatility upon net interest income and net portfolio value ("NPV") in the same manner as at December 31, 2006.  There were no changes in the Board-approved limits of acceptable variance in the effect of interest rate fluctuations upon net interest income and NPV at June 30, 2007 compared to December 31, 2006.

The analysis that follows presents the estimated NPV resulting from market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under four other interest rate scenarios (each a "Rate Shock Scenario") represented by immediate, permanent, parallel shifts in the term structure of interest rates from the actual term structure observed at June 30, 2007 and December 31, 2006.  The analysis additionally presents a measurement of the percentage by which each of the Rate Shock Scenario NPVs change from the Pre-Shock Scenario NPV at June 30, 2007 and December 31, 2006.  Interest rate sensitivity is measured by the changes in the various NPV ratios ("NPV Ratios") from the Pre-Shock Scenario to the Rate Shock Scenarios.  An increase in the NPV Ratio is considered favorable, while a decline is considered unfavorable.

	Net Portfolio Value				Portfolio Value of Assets
	At June 30, 2007			At December 31, 2006	At June 30, 2007		At December 31, 2006
	Dollar Amount	Dollar Change	Percentage Change	Dollar Amount	NPV Ratio	Sensitivity Change	NPV Ratio	Sensitivity Change
	(Dollars in Thousands)
Change in Interest Rate
+ 200 Basis Points	$257,990	$(97,751)	-27.48%	$306,488	8.29%	(276)	10.01%	(220)
+ 100 Basis Points	304,121	(51,620)	-14.51	349,577	9.61	(144)	11.22	(99)
Pre-Shock Scenario	355,741	-	-	386,202	11.05	-	12.21	-
- 100 Basis Points	387,437	31,696	8.91	405,945	11.85	80	12.67	46
- 200 Basis Points	410,740	54,999	15.46	402,937	12.39	134	12.47	26

The NPVs presented above incorporate asset and liability values, some of which (e.g., mortgage loans and time deposits) were derived from the Bank’s valuation model, and others of which (e.g., MBS and structured borrowings) were provided by reputable independent sources.  The Bank's valuation model for assets and liabilities incorporates, at each level of interest rate change, estimates of both cash flows from non-contractual sources (such as unscheduled principal payments on loans), and passbook deposit balance decay.  The Bank's estimates for loan prepayment levels are influenced by the recent history of prepayment activity in its loan portfolio as well as the interest-rate composition of the existing portfolio, especially vis-à-vis the current interest rate environment.  In addition, the Bank considers the amount of prepayment fee protection inherent in the loan portfolio when estimating future prepayment cash flows.  Regarding passbook deposit flows, the Bank tracks and analyzes the decay rate of its passbook deposits over time and over various interest rate scenarios and then estimates its passbook decay rate for use in the valuation model.  Regardless of the care and precision with which the estimates are derived, however, actual cash flows for loans, as well as passbooks, could differ significantly from the Bank's estimates resulting in significantly different NPV calculations.

The Bank also generates a series of spot discount rates that are integral to the valuation of the projected monthly cash flows of its assets and liabilities.  The Bank's valuation model employs discount rates that are representative of prevailing market rates of interest, with appropriate adjustments it believes are suited to the heterogeneous characteristics of the Bank’s various asset and liability portfolios.

The Pre-Shock Scenario NPV declined from $386.2 million at December 31, 2006 to $355.7 million at June 30, 2007.  The NPV Ratio at June 30, 2007 was 11.05% in the Pre-Shock Scenario, a decrease from the NPV Ratio of 12.21% in that Scenario at December 31, 2006.  The decrease in the Pre-Shock NPV was due primarily to a reduction in the valuation of multifamily loans reflecting increases in medium and long-term interest rates at June 30, 2007 compared to December 31, 2006.

The Bank’s +200 basis point Rate Shock Scenario NPV decreased from $306.5 million at December 31, 2006 to $258.0 million at June 30, 2007.  This decrease resulted primarily from the aforementioned decline in the value of multifamily loans.

The NPV Ratio was 8.29% in the +200 basis point Rate Shock Scenario at June 30, 2007, a decrease from the NPV Ratio of 10.01% in the +200 basis point Rate Shock Scenario at December 31, 2006.  The decrease in the Bank’s +200 basis point Rate Shock Scenario NPV Ratio at June 30, 2007 compared to December 31, 2006 reflected the aforementioned decrease in the +200 basis point Rate Shock Scenario NPV during the period.

At June 30, 2007, the sensitivity change in the +200 basis point Rate Shock Scenario was 276 basis points, compared to a sensitivity change of 220 basis points in the +200 basis point Rate Shock Scenario at December 31, 2006.  The increase in sensitivity was due to: (i) the aforementioned decrease in the value of multifamily loans, and (ii) a reduction in the valuation of borrowings in the +200 basis point Rate Shock Scenario as a result of the increased likelihood of borrowings being called and replaced at higher interest rates compared to the Pre-Shock Scenario.

Item 4.  Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2007, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2007 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

        (c)  During the three months ended June 30, 2007, the Holding Company purchased 819,526 shares of its common stock into treasury.   A summary of the shares repurchased by month is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Programs
April 2007	102,509	$13.04	102,509	1,158,643
May 2007	221,227	13.44	221,227	937,416
June 2007	495,790	13.43	495,790	2,229,291

All repurchases in the above table were made under the Company's Eleventh Stock Repurchase Program, which was approved by the Holding Company's Board of Directors and publicly announced on December 15, 2005.  The Eleventh Stock Repurchase Program allows for the repurchase of up to 1,847,977 shares of the Holding Company's common stock, and has no expiration date.   No existing repurchase programs expired during the three months ended June 30, 2007, nor did the Company terminate any repurchase programs prior to expiration during the quarter.  On June 21, 2007, the Company announced its Twelfth Stock Repurchase Program, which authorizes the purchase, at the discretion of management, of up to 1,787,665 shares of its common stock.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Security Holders

(a)	The Company's 2007 Annual Meeting of Shareholders was held on May 17, 2007 (the "Annual Meeting").

(b)	The following directors were elected at the Annual Meeting: Vincent F. Palagiano, Patrick E. Curtin, Donald E. Walsh and Omer S.J. Williams

The following are the directors whose terms of office as director continued after the Annual Meeting:
Michael P. Devine, Kenneth J. Mahon, Anthony Bergamo, George L. Clark, Jr., Steven D. Cohn, Fred P. Fehrenbach, John J. Flynn and Joseph J. Perry.

(c)	The following is a summary of the matters voted upon at the Annual Meeting and the votes obtained:

Description	Votes For	Votes Against	Abstentions	Votes Withheld	Broker Non-Votes

1) Election of the following individuals as Director for a term to expire at the 2010 Annual Meeting of Shareholders:
Vincent F. Palagiano	32,190,045	-0-	-0-	1,104,690	-0-
Patrick E. Curtin	31,575,459	-0-	-0-	1,719,276	-0-
Donald E. Walsh	32,740,035	-0-	-0-	554,700	-0-
Omer S.J. Williams	32,080,705	-0-	-0-	1,214,030	-0-

2) Ratification of the appointment of Deloitte & Touche LLP to act as independent auditors for the Company for the year ending December 31, 2007	33,060,423	208,060	26,252	-0-	-0-

(d)	Not applicable.

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
10.19
Option Conversion Certificates between Dime Community Bancshares, Inc. and each of Messrs. Russo, Segrete,
   Calamari, Latawiec, O'Gorman, and Ms. Swaya pursuant to Section 1.6(b) of the Agreement and Plan of Merger,
   dated as of July 18, 1998 by and between Dime Community Bancshares, Inc. and Financial Bancorp, Inc. (6)

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (7)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (10)
10.22	Waiver executed by Vincent F. Palagiano (12)
10.23	Waiver executed by Michael P. Devine (12)
10.24	Waiver executed by Kenneth J. Mahon (12)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (11)
10.26	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh and Christopher D. Maher (13)
Table continued on next page

31(i).1	Certification of Chief Executive Officer Pursuant to Rule .13a-14(a)/15d-14(a)
31(i).2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

(1)	Incorporated by reference to the registrant's Transition Report on Form 10-K for the transition period ended December 31, 2002 filed on March 28, 2003.
(2)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 filed on September 28, 1998.
(3)	Incorporated by reference to the registrant's Current Report on Form 8-K dated April 9, 1998 and filed on April 16, 1998.
(4)	Incorporated by reference to Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed on September 26, 1997.
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

Dime Community Bancshares, Inc.

Dated: August 9, 2007	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: August 9, 2007	By: /s/ KENNETH J. MAHON
Kenneth J. Mahon
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)