Form 10-Q
period 2007-09-30
DIME COMMUNITY BANCSHARES INC
filed 2007-11-09
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES                                       NO            X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at November 7, 2007
$.01 Par Value	34,106,002

	PART I - FINANCIAL INFORMATION
		Page
Item 1.	Condensed Financial Statements (Unaudited)
	Consolidated Statements of Financial Condition at September 30, 2007 and December 31, 2006	3
	Consolidated Statements of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006	4
	Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2007 and 2006 and Comprehensive Income for the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	6
	Notes to Consolidated Financial Statements	7-14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32-33
Item 4.	Controls and Procedures	34

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 5.	Other Information	35
Item 6.	Exhibits	35-36
	Signatures	37

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

Item 1.  Condensed Financial Statements (Unaudited)

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)
	September 30, 2007	December 31, 2006
ASSETS:
Cash and due from banks	$35,739	$26,264
Federal funds sold and short-term investments ($16,200 encumbered at September 30, 2007)	35,224	78,752
Encumbered investment securities held-to-maturity (estimated fair value of $160 and $235 at September 30, 2007 and December 31, 2006, respectively)	160	235
Unencumbered Investment securities available-for-sale, at fair value	34,591	29,548
Mortgage-backed securities available-for-sale, at fair value:
Encumbered	168,263	147,765
Unencumbered	1,645	6,672
Total mortgage-backed securities available-for-sale	169,908	154,437
Loans:
Real estate, net	2,835,823	2,700,268
Other loans	2,096	2,205
Less allowance for loan losses	(15,374)	(15,514)
Total loans, net	2,822,545	2,686,959
Loans held for sale	-	1,200
Premises and fixed assets, net	23,625	22,886
Federal Home Loan Bank of New York capital stock	33,629	31,295
Goodwill	55,638	55,638
Other assets	90,413	86,163
Total Assets	$3,301,472	$3,173,377
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$1,983,300	$1,913,317
Non-interest bearing deposits	90,720	95,215
Total deposits	2,074,020	2,008,532
Escrow and other deposits	72,572	46,373
Securities sold under agreements to repurchase	155,160	120,235
Federal Home Loan Bank of New York advances	586,500	571,500
Subordinated notes payable	25,000	25,000
Trust Preferred securities payable	72,165	72,165
Other liabilities	46,007	38,941
Total Liabilities	3,031,424	2,882,746
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at September 30, 2007 and December 31, 2006)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 50,904,028 shares and 50,862,867 shares issued at September 30, 2007 and December 31, 2006, respectively, and 34,218,754 shares and 36,456,354 shares outstanding at September 30, 2007 and December 31, 2006, respectively)	509	509
Additional paid-in capital	207,896	206,601
Retained earnings	287,253	285,420
Accumulated other comprehensive loss, net of deferred taxes	(5,701)	(7,100)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(4,222)	(4,395)
Unearned and unallocated common stock of Recognition and Retention Plan ("RRP") and Restricted Stock Awards	(741)	(3,452)
Common stock held by Benefit Maintenance Plan ("BMP")	(7,941)	(7,941)
Treasury stock, at cost (16,685,274 shares and 14,406,513 shares at September 30, 2007 and December 31, 2006, respectively)	(207,005)	(179,011)
Total Stockholders' Equity	270,048	290,631
Total Liabilities And Stockholders' Equity	$3,301,472	$3,173,377
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income:
Loans secured by real estate	$41,420	$39,122	$122,367	$116,805
Other loans	45	47	132	141
Mortgage-backed securities	1,588	1,666	4,535	5,264
Investment securities	374	454	1,194	1,405
Federal funds sold and short-term investments	1,474	1,384	6,736	4,062
Total interest income	44,901	42,673	134,964	127,677

Interest expense:
Deposits and escrow	18,919	15,019	56,657	40,069
Borrowed funds	8,604	8,948	25,375	27,610
Total interest expense	27,523	23,967	82,032	67,679
Net interest income	17,378	18,706	52,932	59,998
Provision for loan losses	60	60	180	180
Net interest income after provision for loan losses	17,318	18,646	52,752	59,818

Non-interest income:
Service charges and other fees	1,609	1,507	4,247	4,461
Net gain on sales of loans	79	779	546	1,432
Net gain on sales and redemptions of securities	-	-	-	1,541
Income from bank owned life insurance	1,042	466	2,018	1,396
Other	401	383	1,198	1,158
Total non-interest income	3,131	3,135	8,009	9,988

Non-interest expense:
Salaries and employee benefits	5,865	5,445	17,255	15,955
Stock benefit plan amortization expense	802	561	2,061	1,723
Occupancy and equipment	1,566	1,504	4,572	4,295
Federal deposit insurance premiums	67	64	191	196
Data processing costs	842	807	2,520	2,382
Other	2,575	2,239	7,565	7,045
Total non-interest expense	11,717	10,620	34,164	31,596

Income before income taxes	8,732	11,161	26,597	38,210
Income tax expense	3,188	4,002	9,591	13,583
Net income	$5,544	$7,159	$17,006	$24,627

Earnings per Share:
Basic	$0.17	$0.21	$0.50	$0.70
Diluted	$0.17	$0.20	$0.50	$0.70
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands)
	Nine Months Ended September 30,
	2007	2006
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Common Stock (Par Value $0.01):
Balance at beginning of period	$509	$506
Shares issued in exercise of options	-	3
Balance at end of period	509	509
Additional Paid-in Capital:
Balance at beginning of period	206,601	204,083
Stock options exercised	107	878
Tax benefit of stock benefit plans	174	620
Release from treasury stock for restricted stock award shares	15	107
Stock Options expense	394	-
Amortization of excess fair value over cost – ESOP	605	663
Balance at end of period	207,896	206,351
Retained Earnings:
Balance at beginning of period	285,420	274,579
Net income for the period	17,006	24,627
Cash dividends re-assumed through liquidation of RRP	958	-
Cash dividends declared and paid	(14,427)	(14,839)
Cumulative effect adjustment for the adoption of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48")	(1,704)	-
Balance at end of period	287,253	284,367
Accumulated Other Comprehensive Loss, Net of Deferred Income Taxes:
Balance at beginning of period	(7,100)	(3,328)
Change in other comprehensive loss during the period, net of deferred taxes	1,399	(206)
Balance at end of period	(5,701)	(3,534)
ESOP:
Balance at beginning of period	(4,395)	(4,627)
Amortization of earned portion of ESOP stock	173	174
Balance at end of period	(4,222)	(4,453)
RRP and Restricted Stock Awards:
Balance at beginning of period	(3,452)	(2,979)
Release from treasury stock for restricted stock award shares and RRP shares acquired	(165)	(770)
Transfer of common stock to treasury upon liquidation of RRP	2,611	-
Amortization of earned portion of RRP and restricted stock awards	265	231
Balance at end of period	(741)	(3,518)
Treasury Stock:
Balance at beginning of period	(179,011)	(168,579)
Release from treasury stock for restricted stock award shares	150	592
Transfer of common stock to treasury upon liquidation of RRP	(2,611)	-
Purchase of treasury shares, at cost	(25,533)	(8,047)
Balance at end of period	(207,005)	(176,034)
Common Stock Held by BMP
Balance at beginning and end of period	(7,941)	(7,941)
Total Stockholders Equity	$270,048	$295,747

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Statements of Comprehensive Income	2007	2006	2007	2006
Net Income	$5,544	$7,159	$17,006	$24,627
Reclassification adjustment for securities sold, net of expense of $489 during the nine months ended September 30, 2006	-	-	-	(575)
Net unrealized securities gains arising during the period, net of taxes of $1,153 and $1,266 during the three months ended September 30, 2007 and 2006, respectively, and $1,192 and $314 during the nine months ended September 30, 2007 and 2006, respectively	1,353	1,486	1,399	369
Comprehensive Income	$6,897	$8,645	$18,405	$24,421
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In thousands)
	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$17,006	$24,627
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gain on the sale of investment securities and other assets	-	(1,541)
Net gain on sale of loans held for sale	(546)	(1,432)
Net depreciation and amortization	1,220	1,280
ESOP compensation expense	779	836
Stock plan compensation (excluding ESOP)	659	232
Provision for loan losses	180	180
Increase in cash surrender value of Bank Owned Life Insurance	(840)	(1,396)
Deferred income tax credit	(539)	(298)
Excess tax benefits of stock plans	(174)	(620)
Changes in assets and liabilities:
Origination of loans held for sale	(45,332)	(69,345)
Proceeds from sale of loans held for sale	47,078	71,677
(Decrease) Increase in other assets	(3,873)	8
Increase in other liabilities	5,362	5,977
Net cash provided by operating activities	20,980	30,185
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in federal funds sold and other short term investments	43,528	(34,064)
Proceeds from maturities of investment securities held to maturity	75	75
Proceeds from maturities of investment securities available-for-sale	1,000	17,075
Proceeds from sales and calls of investment securities available-for-sale	6,507	3,032
Purchases of investment securities available-for-sale	(12,181)	(4,029)
Purchases of mortgage backed securities available-for-sale	(37,992)	-
Principal collected on mortgage backed securities available-for-sale	24,669	30,560
Net increase in loans	(135,765)	(32,338)
Proceeds from the sale of investment property	-	908
Purchases of fixed assets, net	(1,903)	(7,145)
Purchase of Federal Home Loan Bank of New York capital stock	(2,334)	(1,828)
Net cash used in investing activities	(114,396)	(27,754)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in due to depositors	65,488	15,923
Net increase in escrow and other deposits	26,199	20,517
Increase (Decrease) in securities sold under agreements to repurchase	34,925	(85,075)
Increase in FHLBNY advances	15,000	50,000
Cash dividends paid	(14,427)	(14,839)
Cash dividends re-assumed through liquidation of RRP	958	-
Exercise of stock options	107	881
Excess tax benefit on stock plans	174	620
Purchase of common stock by the RRP	-	(71)
Purchase of treasury stock	(25,533)	(8,047)
Net cash provided by (used in) financing activities	102,891	(20,091)
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	9,475	(17,660)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	26,264	40,199
CASH AND DUE FROM BANKS, END OF PERIOD	$35,739	$22,539
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$9,471	$8,907
Cash paid for interest	80,597	66,551
Increase (Decrease) in accumulated other comprehensive loss	1,399	(206)

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   NATURE OF OPERATIONS

Dime Community Bancshares, Inc. (The "Holding Company," and together with its direct and indirect subsidiaries, the "Company") is a Delaware corporation and parent company of The Dime Savings Bank of Williamsburgh (the "Bank"), a federally-chartered stock savings bank.  The Holding Company's direct subsidiaries are the Bank, Dime Community Capital Trust 1 and 842 Manhattan Avenue Corp.  The Bank's direct subsidiaries are Havemeyer Equities Inc. (“HEC”), Boulevard Funding Corp., Havemeyer Investments, Inc.,  DSBW Residential Preferred Funding Corp. and Dime Reinvestment Corp.  HEC has one direct subsidiary, DSBW Preferred Funding Corporation.

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

2.   SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of September 30, 2007, the results of operations and statements of comprehensive income for the three-month and nine-month periods ended September 30, 2007 and 2006, and changes in stockholders' equity and cash flows for the nine month periods ended September 30, 2007 and 2006.  The results of operations for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2007.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

Preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas in the accompanying financial statements where estimates are made include the allowance for loan losses, the valuation of mortgage servicing rights ("MSR"), asset impairment adjustments, the valuation of debt and equity securities, loan income recognition, and the realization of deferred tax assets.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2006 and notes thereto.

3.   TREASURY STOCK

During the nine months ended September 30, 2007, the Holding Company repurchased 1,987,624 shares of its common stock into treasury.  All shares repurchased were recorded at the acquisition cost, which totaled $25.5 million during the period.

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

On September 14, 2007, the assets of the Company's RRP were liquidated and the Company retired into treasury the 303,137 shares of common stock that had been previously acquired and held in an unallocated account by the RRP.

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

5.   EARNINGS PER SHARE ("EPS")

EPS is calculated and reported in accordance with SFAS No. 128, "Earnings Per Share.''  For entities like the Company with complex capital structures, SFAS No. 128 requires disclosure of basic EPS and diluted EPS on the face of the income statement, along with a reconciliation of the numerators and denominators of basic and diluted EPS.

Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period (weighted-average common shares are adjusted to exclude unvested RRP shares and unallocated ESOP shares).  Diluted EPS is computed using the same method as basic EPS, however, the computation reflects the potential dilution that would occur if unvested RRP shares or restricted stock awards became vested and outstanding in-the-money stock options were exercised and converted into common stock.

The following is a reconciliation of the numerators and denominators of basic EPS and diluted EPS for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Numerator:
Net Income per the Consolidated Statements of Operations	$5,544	$7,159	$17,006	$24,627
Denominator:
Weighted-average number of shares outstanding utilized in the calculation of basic EPS	32,964,985	34,806,171	33,798,814	34,944,681

Unvested RRP and Restricted Stock Award shares	66,304	71,855	66,788	76,091
Common stock equivalents resulting from the dilutive effect of "in-the-money" outstanding stock options	97,345	217,097	106,464	266,135
Anti-dilutive effect of tax benefits associated with "in-the-money" outstanding stock options	(22,410)	(66,220)	(25,747)	(86,540)
Weighted average number of shares outstanding utilized in the calculation of diluted EPS	33,106,224	35,028,903	33,946,319	35,200,367

Common stock equivalents resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the Company's common stock over the exercise price of outstanding in the money stock options during the period.

There were 2,053,104 weighted-average stock options outstanding for both the three-month and nine-month periods ended September 30, 2007 that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.  There were 1,078,238 weighted-average stock options for both the three-month and nine-month periods ended September 30, 2006 that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

6.   ACCOUNTING FOR STOCK BASED COMPENSATION

During both the three-month and nine-month periods ended September 30, 2007, the Holding Company and Bank maintained the Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees, the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees and the 2004 Stock Incentive Plan, (collectively the "Stock Plans"), which are discussed more fully in Note 15 to the Company's consolidated audited financial statements for the year ended December 31, 2006, and which are subject to the accounting requirements of SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123R").  In addition, the Bank maintained the RRP prior to its liquidation on September 14, 2007, which was also subject to the accounting requirements of SFAS 123R.  SFAS 123R requires that share based payments be accounted for using a fair value based method and the recording of compensation expense in lieu of optional pro forma disclosure.  The Company adopted SFAS 123R on January 1, 2006.

During the three-month and nine-month periods ended September 30, 2007, the 1996 Stock Option Plan for Outside Directors, Officers and Employees was deemed inactive.

Stock Option Awards

Combined activity related to stock options granted under the Stock Plans during the periods presented was as follows:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Thousands, Except Per Share Amounts)
Options outstanding – beginning of period	3,181,408	2,305,708	2,250,747	2,503,103
Options granted	-	-	996,500	-
Weighted average exercise price of grants	-	-	$13.74	-
Options exercised	7,012	53,977	54,290	245,747
Weighted average exercise price of exercised options	$13.16	$5.21	$5.33	$4.74
Options forfeited	6,149	-	24,710	5,625
Weighted average exercise price of forfeited options	$17.04	$-	$18.88	$19.90
Options outstanding – end of period	3,168,247	2,251,731	3,168,247	2,251,731
Weighted average exercise price of outstanding options – end of period	$14.63	$14.85	$14.63	$14.85
Remaining options available for grant	118,975	1,127,278	118,975	1,127,278
Exercisable options at end of period	2,171,747	2,251,731	2,171,747	2,251,731
Weighted average exercise price of exercisable options – end of period	$15.04	$14.85	$15.04	$14.85
Cash received for option exercise cost	92	$281	$215	$1,082
Income tax benefit recognized	21	839	175	565
Compensation expense recognized	236	-	393	-
Remaining unrecognized compensation expense	2,613	-	2,613	-
Weighted average remaining years for which compensation expense is to be recognized	3.4	-	3.4	-

The range of exercise prices and weighted-average remaining contractual lives of both options outstanding and options exercisable as of September 30, 2007 was as follows:

	Outstanding Options as of September 30, 2007
Range of Exercise Prices	Amount	Weighted Average Exercise Price	Weighted Average Contractual Years Remaining	Exercisable Options as of September 30, 2007
$4.51 - $5.00	14,087	4.56	2.3	14,087
$10.50 - $11.00	500,364	10.91	4.1	500,364
$13.00-$13.50	600,692	13.16	5.3	600,692
$13.50-$14.00	996,500	13.74	9.6	-
$15.00-$15.50	318,492	15.10	7.7	318,492
$16.00-$16.50	76,320	16.45	7.3	76,320
$19.50-$20.00	661,792	19.90	6.3	661,792
Total	3,168,247	$14.63	6.9	2,171,747

The weighted average exercise price and contractual years remaining for exercisable options was $15.04 and 5.8 years, respectively, at September 30, 2007.  There were no grants of stock options under the Stock Plans during the three months ended September 30, 2007, or the three-month and nine-month periods ended September 30, 2006.  The weighted average fair value per option at the date of grant for stock options granted during the nine-months ended September 30, 2007 was estimated as follows:

Nine Months Ended September 30, 2007
Total options granted	996,500
Estimated fair value on date of grant	$3.06
Pricing methodology utilized	Black- Scholes
Expected life (in years)	6.2
Interest rate	4.56%
Volatility	28.39
Dividend yield	4.08

Other Stock Awards

RRP - On May 17, 2002, 67,500 RRP shares were granted to certain officers of the Bank.  These shares vested as follows:  20% on November 25, 2002, and 20% each on April 25, 2003, 2004, 2005 and 2006.  The fair value of the Holding Company's common stock on May 17, 2002 was $16.19.  The Company accounts for compensation expense under the RRP in accordance with SFAS 123R.  During the nine months ended September 30, 2007, the Company determined that the shares held by the RRP were no longer eligible for grant.  On September 14, 2007, all of the assets of the RRP were liquidated, and the 303,137 unallocated shares of common stock previously held by the RRP were retired into treasury.

The following is a summary of activity related to the RRP awards during the three-month and nine-month periods ended September 30, 2007 and 2006:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Shares acquired	-	5,023	-	5,023
Shares vested	-	13,500	-	13,500
Shares allocated	-	-	-	-
Shares transferred to Dime Community Bancshares, Inc.	303,137	-	303,137	-
Unallocated shares - end of period	-	303,137	-	303,137
Unvested allocated shares – end of period	-	-	-	-
Compensation recorded to expense	-	-	-	$45
Income recognized upon transfer of assets	$109	-	$109	-
Income tax benefit recognized	-	$29	-	58

Restricted Stock Awards – On March 17, 2005, a grant of 31,804 restricted stock awards was made to certain officers of the Bank under the 2004 Stock Incentive Plan.  One-half of these awards vested to the respective recipients in equal annual installments on May 1, 2006 and 2007, respectively.  The remaining one-half of these awards vest in equal annual installments on May 1, 2008 and 2009, respectively.  The fair value of the Holding Company's common stock on March 17, 2005 was $15.44.  On January 3, 2006, a grant of 30,000 restricted stock awards was made to certain officers of the Bank under the 2004 Stock Incentive Plan.  One-fifth of the awards vested to the respective recipients on February 1, 2007.  The remaining four-fifths of the awards vest to the respective recipients in equal installments (as adjusted for rounding) on February 1, 2008, 2009, 2010 and 2011, respectively.  The fair value of the Holding Company's common stock on January 3, 2006 was $14.61 (the opening price on the grant date).  On March 16, 2006, a grant of 18,000 restricted stock awards was made to certain officers of the Bank under the 2004 Stock Incentive Plan.  One-fifth of the awards vested to the respective recipients on May 1, 2007.  The remaining four-fifths of the awards vest to the respective recipients in equal installments (as adjusted for rounding) on May 1, 2008, 2009, 2010 and 2011, respectively.  The fair value of the Holding Company's common stock on March 16, 2006 was $14.48.  On May 1, 2007, a grant of 12,000 restricted stock awards was made to outside directors of the Bank under the 2004 Stock Incentive Plan.  The awards fully vest to the respective recipients on May 1, 2008.  The fair value of the Holding Company's common stock on May 1, 2007 was $13.74.

Compensation expense related to restricted stock awards was accounted for in accordance with SFAS 123R during the three-month and nine-month periods ended September 30, 2007 and 2006.  The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan during the three-month and nine-month periods ended September 30, 2007 and 2006:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Unvested allocated shares – beginning of period	66,304	71,855	71,855	31,804
Shares granted	-	-	12,000	48,000
Shares vested	-	-	17,551	7,949
Unvested allocated shares – end of period	66,304	71,855	66,304	71,855
Unallocated shares - end of period	-	-	-	-
Compensation recorded to expense	$107	$66	$266	$186
Income tax benefit recognized	-	(3)	(1)	(3)

7.   INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following table summarizes the gross unrealized losses and fair value of investment securities and MBS available-for-sale as of September 30, 2007, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More of Consecutive Unrealized Losses		Total
			(Dollars in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal securities	$3,027	$34	$-	$-	$3,027	$34
Corporate obligations	7,171	28	-	-	7,171	28
Equity securities	4,518	147	4	1	4,522	148
FNMA pass-through certificates	-	-	8,111	276	8,111	276
Collateralized Mortgage Obligations	-	-	122,270	3,267	122,270	3,267
Total	$14,716	$209	$130,385	$3,544	$145,101	$3,753

Management believes that all unrealized losses were temporary at September 30, 2007.  In making this determination, management considered the underlying nature, severity and duration of the loss as well as its intent with regard to these securities. Management has no current intention to dispose of these investments.  At September 30, 2007, all of the Federal National Mortgage Association pass-through certificates and collateralized mortgage obligations that possessed unrealized losses for 12 or more consecutive months had the highest possible credit quality rating.  Since inception, all unrealized losses on the municipal, corporate, FNMA pass-through and collateralized mortgage obligation securities shown in the above table have resulted solely from interest rate fluctuations.

The aggregate amount of held-to-maturity investment securities and MBS carried at historical cost was $160,000 as of September 30, 2007.  No individual held-to-maturity security that was carried at historical cost possessed an unrealized loss as of September 30, 2007.

8.   RETIREMENT AND POSTRETIREMENT PLANS

The Holding Company or the Bank maintain the Retirement Plan of The Dime Savings Bank of Williamsburgh (the "Employee Retirement Plan"), the Retirement Plan for Board Members of Dime Community Bancshares, Inc. (the "Outside Director Retirement Plan"), the BMP and the Postretirement Welfare Plan of The Dime Savings Bank of Williamsburgh ("Postretirement Plan").  Net expenses associated with these plans were comprised of the following components:

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)
Service cost	$-	$21	$-	$16
Interest cost	339	61	327	57
Expected return on assets	(450)	-	(438)	-
Unrecognized past service liability	-	(7)	-	(7)
Amortization of unrealized loss	118	7	155	10
Net expense	$7	$82	$44	$76

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)
Service cost	$-	$63	$-	$62
Interest cost	1,017	183	981	171
Expected return on assets	(1,350)	-	(1,314)	-
Unrecognized past service liability	-	(21)	-	(21)
Amortization of unrealized loss	354	21	465	30
Net expense	$21	$246	$132	$242

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2006 that it expected to make contributions or benefit payments totaling $186,000 to the BMP, $131,000 to the Outside Director Retirement Plan, and $159,000 to the Postretirement Plan, and no contributions to the Employee Retirement Plan, during the year ending December 31, 2007.  The Company made benefit payments of $96,300 to the Outside Director Retirement Plan during the nine-months ended September 30, 2007, and expects to make an additional $32,100 of contributions or benefit payments during the remainder of 2007.  The Company made contributions totaling $124,000 to the Postretirement Plan during the nine months ended September 30, 2007, and expects to make the additional estimated $35,000 of contributions or benefit payments during the remainder of 2007.  The Company made no contributions or benefit payments to the BMP during the nine months ended September 30, 2007, and does not expect to make any benefit payments or contributions to the BMP during the remainder of 2007, since anticipated retirements that formed the basis for the expected benefit payments in 2007 are presently not expected to occur.

    As disclosed in Note 15 of the audited consolidated financial statements included in the Holding Company's Annual Report on Form 10-K for the year ended December 31, 2006, the Company adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158") effective December 31, 2006.  Effective for fiscal years ending after December 15, 2008, SFAS 158 requires an employer sponsoring a single employer defined benefit plan to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions).  In compliance with this requirement, effective December 31, 2008, the Company will change the measurement date for its defined benefit plans from October 1st to December 31st.  Adoption of this requirement of SFAS 158 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

9.  INCOME TAXES

The Company adopted FIN 48 on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements prepared in accordance with SFAS 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Pursuant to FIN 48, a tax position adopted is subjected to two levels of evaluation.  Initially, a determination is made as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold.  This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  FIN 48 further requires tabular disclosure of material activity related to unrecognized tax benefits that do not satisfy the recognition provisions established under FIN 48.  The adoption of FIN 48 on January 1, 2007 resulted in an increase of $1.7 million in the liability for unrecognized tax benefits, which was accounted for as a reduction of the Company's consolidated January 1, 2007 balance of retained earnings.

The Company's gross unrecognized tax benefits totaled $2.7 million at September 30, 2007 and $3.2 million at January 1, 2007.  If realized, the net unrecognized tax benefits as of September 30, 2007 would have reduced the Company's consolidated income tax expense by $1.8 million, all of which would have favorably impacted the Company's consolidated effective tax rate.

Interest and penalties associated with unrecognized tax benefits approximated $779,000 and $597,000 at January 1, 2007 and September 30, 2007, respectively.  The Company, consistent with its existing policy, recognizes both interest and penalties on unrecognized tax benefits as part of income tax expense.

All entities for which unrecognized tax benefits existed as of September 30, 2007 possess a June 30th tax year-end.  As a result, as of September 30, 2007, the tax years ended June 30, 2004 through June 30, 2007 remained subject to examination by all tax jurisdictions.  The Company is currently under audit by taxing jurisdictions.  As a result, it is reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next twelve months.  As of September 30, 2007, an estimate of the range of such changes could not be made.

10.   RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159").  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 seeks to improve the overall quality of financial reporting by providing companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without requiring the application of complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  Management is evaluating the impact that SFAS 159 will have upon the Company's financial condition and results of operations.

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

In September 2006, the Emerging Issues Task Force reached a consensus on Issue 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4" ("EITF No. 06-5"). EITF No. 06-5 requires that a life insurance policyholder should consider contractual limitations in the policy when determining the realizable amount of the insurance contract. In addition, EITF No. 06-5 requires that amounts recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized under the insurance contract.   EITF No. 06-5 further requires that amounts recoverable by the policyholder in periods beyond one year from the surrender of the policy should be recognized at a value discounted under a present value of cash flows method.  EITF No. 06-5 is effective for fiscal years beginning after December 15, 2006 and requires that recognition of the effects of adoption should be by a change in accounting principle through either (i) a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (ii) retrospective application to all prior periods.  Adoption of EITF No. 06-5 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"). The Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to accounting for separately recognized MSR.  SFAS 156 requires all separately recognized MSR to be initially measured at fair value, if practicable.  SFAS 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and liabilities:  (i) amortizing servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss; or (ii) reporting servicing assets or liabilities at fair value at each reporting date and reporting changes in fair value in earnings in the period in which the changes occur.  In the event that the first method is selected, SFAS 156 requires an assessment of servicing assets and liabilities for impairment or increased obligation based on fair value at each reporting date.  SFAS 156 further requires additional disclosures for all separately recognized MSR.  The Company adopted SFAS 156 effective January 1, 2007, and elected to amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or loss.  Adoption of SFAS 156 did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

11.  RECLASSIFICATION

Certain amounts for the three-month and nine-month periods months ended September 30, 2006 have been reclassified to conform to their presentation for the three-month and nine-month months periods ended September 30, 2007.

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

Executive Summary

The Holding Company’s primary business is the operation of the Bank.  The Company’s consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans, securities and other short-term investments, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings.  The Bank additionally generates non-interest income such as service charges and other fees, as well as income associated with Bank Owned Life Insurance.  Non-interest expense consists primarily of employee compensation and benefits, federal deposit insurance premiums, data processing costs, occupancy and equipment expenses, marketing costs and other operating expenses.  The Company’s consolidated results of operations are also significantly affected by general economic and competitive conditions (particularly fluctuations in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

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

Net interest income, and the related net interest spread and net interest margin, declined during the three-month and nine-month periods ended September 30, 2007 versus the comparable periods of 2006.  These declines were attributable to the continuation of the flattened market yield curve as interest rates on short-term investments and borrowings continued to increase at a faster rate than those on medium- and long-term investments and borrowings.  This environment resulted in a greater increase in the average cost of interest bearing liabilities than the increase in yield on interest earning assets during the comparative periods.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Performance and Other Selected Ratios:
Return on Average Assets	0.69%	0.92%	0.70%	1.05%
Return on Average Stockholders' Equity	8.20	9.73	8.13	11.21
Stockholders' Equity to Total Assets	8.18	9.43	8.18	9.43
Tangible Equity to Total Tangible Assets	6.75	7.88	6.75	7.88
Loans to Deposits at End of Period	136.83	136.92	136.83	136.92
Loans to Earning Assets at End of Period	91.21	89.25	91.21	89.25
Net Interest Spread	1.92	2.16	1.86	2.29
Net Interest Margin	2.28	2.53	2.29	2.69
Average Interest Earning Assets to Average Interest Bearing Liabilities	110.83	112.38	111.79	113.00
Non-Interest Expense to Average Assets	1.45	1.37	1.41	1.35
Efficiency Ratio	57.35	50.42	56.57	47.15
Effective Tax Rate	36.51	35.86	36.06	35.55
Dividend Payout Ratio	82.35	70.00	84.00	60.00

Average Tangible Equity	$220,915	$242,658	$230,057	$240,967
Per Share Data:
Reported EPS (Diluted)	$0.17	$0.20	$0.50	$0.70
Cash Dividends Paid Per Share	0.14	0.14	0.42	0.42
Stated Book Value	7.89	8.07	7.89	8.07
Tangible Book Value	6.43	6.64	6.43	6.64
Asset Quality Summary:
Net Charge-offs	$7	$-	4	$19
Non-performing Loans	1,792	2,889	1,792	2,889
Non-performing Loans/Total Loans	0.06%	0.11%	0.06%	0.11%
Non-performing Assets/Total Assets	0.05	0.09	0.05	0.09
Allowance for Loan Loss/Total Loans	0.54	0.60	0.54	0.60
Allowance for Loan Loss/Non-performing Loans	857.92	552.30	857.92	552.30
Regulatory Capital Ratios (Bank Only):
Tangible Capital	8.75%	9.64%	8.75%	9.64%
Leverage Capital	8.75	9.64	8.75	9.64
Total Risk-based Capital	12.65	13.61	12.65	13.61
Earnings to Fixed Charges Ratios (1)
Including Interest on Deposits	1.31x	1.46x	1.32x	1.56x
Excluding Interest on Deposits	1.98	2.22	2.03	2.37

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share amounts)
Non-GAAP Disclosures - Core Earnings Reconciliation and Ratios (2)
Net income	$5,544	$7,159	$17,006	$24,627
Pre-tax income from life insurance contract settlement	(546)	-	(546)	-
Net pre-tax gain on sale of securities	-	-	-	(1,541)
Pre-tax income from borrowings restructuring	-	(764)	-	(807)
Tax effect of adjustments		271		838
After tax effect of adjustments to core earnings	-	(493)	-	(1,510)
Core Earnings	$4,998	$6,666	$16,460	$23,117

Core Return on Average Assets	0.62%	0.86%	0.68%	0.99%
Core Return on Average Stockholders' Equity	7.39	9.06	7.87	10.53
Core EPS (Diluted)	$0.15	$0.19	$0.48	$0.66
Dividend payout ratio (based upon core earnings)	93.33%	73.68%	87.50%	63.95%

(1) Interest on unrecognized tax benefits totaling $597,000 for both the three-month and nine-month periods ended September 30, 2007 and $184,000 for both the three-month and nine-month periods ended September 30, 2006, respectively, is included in the calculation of fixed charges for the three-month and nine-month periods ended September 30, 2007 and 2006, respectively.

(2) Core earnings and related data are "Non-GAAP Disclosures."  These disclosures provide information which management considers useful to the readers of this report since they present a measure of the results of the Company's ongoing operations (exclusive of significant non-recurring items such as gains or losses on sales of investments, MBS or investment properties and income or expense associated with borrowing restructurings and insurance settlements) during the period.

Critical Accounting Policies

Various elements of the Company’s accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policies with respect to the methodologies it uses to determine the allowance for loan losses, the valuation of mortgage servicing rights ("MSR"), asset impairments (including the valuation of goodwill and other intangible assets and other than temporary declines in the valuation of securities), the realization of deferred tax assets and the recognition of loan income are its most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material variations in the Company's results of operations or financial condition.

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

Although the Bank believes it utilizes the most reliable information available, the level of the allowance for loan losses remains an estimate subject to significant judgment.  These evaluations are inherently subjective because, although based upon objective data, it is management's interpretation of the data that determines the amount of the appropriate allowance.  The Company, therefore, periodically reviews the actual performance and charge-offs of its portfolio and compares them to the previously determined allowance coverage percentages.  In doing so, the Company evaluates the impact that the variables discussed below may have on the portfolio to determine whether or not changes should be made to the assumptions and analyses.

               The Bank's loan loss reserve methodology consists of several components, including a review of the two elements of its loan portfolio: problem loans [i.e., classified loans, non-performing loans and impaired loans under Statement of Financial Accounting

Standards No. 114, "Accounting By Creditors for Impairment of a Loan," as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures an amendment of FASB Statement No. 114" ("Amended SFAS 114")] and performing loans.  The Bank applied the process of determining the allowance for loan losses consistently throughout the three-month and nine-month periods  ended September 30, 2007 and 2006.

Performing Loans

At September 30, 2007, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio.  Performing loans are reviewed at least quarterly based upon the premise that there are losses inherent within the loan portfolio that have not been identified as of the review date.  The Bank thus calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage and applying it to its performing loans.  In deriving the expected loan loss percentage, the Bank generally considers, among others, the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multifamily residential, commercial real estate, cooperative apartment, construction or consumer); the underwriting history of the loan (i.e., whether it was underwritten by the Bank or a predecessor institution acquired by the Bank and, therefore, originally subjected to different underwriting criteria); both the current condition and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data to derive the expected loan loss percentages); the level of, and trend in, non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by real estate located in the New York City metropolitan area) or specific industry conditions within the portfolio segments.  Since these criteria affect the expected loan loss percentages that are applied to performing loans, changes in any of them may affect the amount of the allowance and the provision for loan losses.

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

The Bank's policy is to charge-off immediately all balances classified as ''Loss'' and record a reduction of the allowance for loan losses for the full amount of the outstanding loan balance.  The Bank applied this process consistently throughout the three-month and nine-month periods ended September 30, 2007 and 2006.

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

Non-performing one- to four-family loans of $417,000 or less are not deemed impaired, and are classified as Substandard, Doubtful or Loss, and reviewed and reserved for in the manner discussed above for loans of such classification.

Valuation of MSR. The estimated origination and servicing costs of mortgage loans sold with servicing rights retained by the Bank are allocated between the loans and the servicing rights based on their estimated fair values at the time of the loan sale. MSR are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, anticipated net servicing income calculated in accordance with GAAP.  The estimated fair value of MSR is determined by calculating the present value of estimated future net servicing cash flows, using estimated prepayment, default, servicing cost and discount rate assumptions.  All estimates and assumptions utilized in the valuation of MSR are derived based upon actual historical results for the Bank, or, in the absence of such historical data, from historical results for the Bank's peers.

The fair value of MSR is sensitive to changes in assumptions.  Fluctuations in prepayment speed assumptions have the most significant impact on the estimated fair value of MSR.  In the event that loan prepayment activities exceed the assumed amount (generally due to increased loan refinancing), the fair value of MSR would likely decline.  In the event that loan prepayment activities fall below the assumed amount (generally due to a decline in loan refinancing), the fair value of MSR would likely increase.  Any measurement of the value of MSR is limited by the existing conditions and assumptions utilized at a particular point in time, and would not necessarily be appropriate if applied at a different point in time.

Assumptions utilized in measuring the fair value of MSR for the purpose of evaluating impairment additionally include the stratification based on predominant risk characteristics of the underlying loans. Increases in the risk characteristics of the underlying loans from the assumed amounts would result in a decline in the fair value of the MSR.  A valuation allowance is established in the event the recorded value of an individual stratum exceeds its fair value for the full amount of the difference.

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

Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").  SFAS 142 eliminates amortization of goodwill and instead requires performance of an annual impairment test at the reporting unit level.  As of September 30, 2007, the Company had goodwill totaling $55.6 million.

The Company identified a single reporting unit for purposes of its goodwill impairment testing.  The impairment test is therefore performed on a consolidated basis and compares the Holding Company's market capitalization (reporting unit fair value) to its outstanding equity (reporting unit carrying value).  The Company utilizes the closing price of the Holding Company's common stock as reported on the Nasdaq National Market on the date of the impairment test in order to compute market capitalization.  The Company has designated the last day of its fiscal year as the annual date for impairment testing. The Company performed its annual impairment test as of December 31, 2006 and concluded that no potential impairment of goodwill existed since the fair value of the Company's reporting unit exceeded its carrying value.  No events occurred, nor circumstances changed, subsequent to December 31, 2006 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or changes in circumstances would require an immediate impairment test to be performed in accordance with SFAS 142.  Differences in the identification of reporting units or the use of valuation techniques can result in materially different evaluations of impairment.

Available-for-sale debt and equity securities that have readily determinable fair values are carried at fair value.  All of the Company's available for sale securities have readily determinable fair values, and such fair values are based on published or securities dealers' market values.

Debt securities are classified as held-to-maturity, and carried at amortized cost, only if the Company has a positive intent and ability to hold them to maturity.  Unrealized holding gains or losses on debt securities classified as held-to-maturity are disclosed, but are not recognized in the Company's consolidated statements of financial condition or results of operations.

Debt securities that are not classified as held-to-maturity, along with all equity securities, are classified as either securities available-for-sale or trading securities.  The Company owned no securities classified as trading securities during the three-month and nine-month periods ended September 30, 2007, nor does it presently anticipate establishing a trading portfolio.

The Company conducts a periodic review and evaluation of its securities portfolio, taking into account the severity and duration of each unrealized loss, as well as management's intent and ability to hold the security until the unrealized loss is substantially eliminated, in order to determine if a decline in market value of any security below its carrying value is either temporary or other than temporary.  All unrealized losses on debt and equity securities available-for-sale that are deemed temporary are excluded from net income and reported net of income taxes as other comprehensive income or loss.  All unrealized losses that are deemed other than temporary are recognized immediately as a reduction of the carrying amount of the security, with a charge recorded in the Company's consolidated statements of operations.  For the three-month and nine-month periods ended September 30, 2007 and 2006, there were no other than temporary impairments in the securities portfolio.   All unrealized holding gains on debt and equity securities available-for-sale are excluded from net income and reported net of income taxes as other comprehensive income or loss.  Unrealized holding gains on securities totaled $713,000 and $323,000 at September 30, 2007 and December 31, 2006, respectively.

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

Deposits increased $65.5 million during the nine months ended September 30, 2007, compared to an increase of $15.9 million during the nine months ended September 30, 2006.  During the nine months ended September 30, 2007, the Company experienced an increase of $116.9 million in money markets due to successful promotional campaigns.   During the nine months ended September 30, 2006, the Company experienced an increase of $48.3 million in certificates of deposit ("CDs"), due primarily to successful promotional campaigns, that was partially offset by a decline of $29.8 million in savings accounts during the period, as customers continued to migrate towards CDs as market rates offered on time deposit accounts gained greater acceptance.

During the nine months ended September 30, 2007, principal repayments totaled $218.3 million on real estate loans and $24.7 million on MBS.  During the nine months ended September 30, 2006, principal repayments totaled $268.1 million on real estate loans and $30.6 million on MBS.  The decrease in principal repayments on real estate loans resulted from a reduction in borrower refinance activities due to (i) an absence of significant changes in medium and long-term interest rates from September 30, 2006 to September 30, 2007, and (ii) the historically high refinancing activity from January 1, 2002 through December 31, 2005 (making refinancing of the majority of the Bank's loan portfolio unlikely in the interest rate environment present from January 1, 2007 through September 30, 2007). The decline in principal repayments of MBS during the comparative period reflected a decrease of $7.0 million in their balance from September 30, 2006 to September 30, 2007, reflecting principal repayments during the period.  The Company does not believe that its future levels of principal repayments will be materially impacted by problems currently experienced in the residential mortgage market. See "Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality" for a further discussion of the Bank's asset quality.

Since December 2002, the Bank has originated and sold multifamily residential and mixed use mortgage loans in the secondary market to FNMA, while retaining servicing and generating fee income while it services the loans. The Bank underwrites these loans using its customary underwriting standards, funds the loans, and sells them to FNMA at agreed upon pricing.  Typically, the Bank seeks to sell loans with terms to maturity or repricing in excess of seven years from the origination date since it does not desire to retain such loans in portfolio as a result of their heightened interest rate risk.  Under the terms of the sales program, the Bank retains a portion of the associated credit risk.  The aggregate amount of the retained risk continues to increase as long as the Bank continues to sell loans to FNMA under the program. The Bank retains this exposure until the portfolio of loans sold to FNMA is satisfied in its entirety or the Bank funds claims by FNMA for the maximum loss exposure.  During the nine months ended September 30, 2007 and 2006, the Bank sold FNMA $47.1 million and  $140.4 million of loans, respectively, pursuant to this program.

During the nine months ended September 30, 2007, in order to provide additional liquidity to fund ongoing operations and potential future balance growth, the Company increased its REPOs and FHLBNY advances by $34.9 million and $15.0 million, respectively.  During the nine months ended September 30, 2006, the Company was able to reduce its overall level of borrowings by $35.1 million, instead using primarily deposit inflows and liquidity from its investment and MBS portfolios to fund loan growth.

During the three months ended September 30, 2006, the Company restructured $170.0 million of wholesale borrowings.  Under this restructuring, $120.0 million of REPOs and $50.0 million in FHLBNY advances were prepaid and replaced.   The prepaid borrowings had a weighted average interest rate of 4.53%, and were replaced with a combination of REPOs and FHLBNY advances having an initial weighted average interest rate of 3.79%. The replacement FHLBNY advances have a fixed rate of interest, a final maturity of ten years and are callable by the FHLBNY after an initial period (the “lockout period”) of one, two or three years.  The replacement REPOs have a ten-year maturity and a lockout period of either one or two years.  During the lockout period, the REPOs are variable rate (indexed to 3-month LIBOR), and have embedded interest rate caps and floors that ensure their reset interest rate will not exceed their initial interest rate.  After the lockout period, if not called by the lender, the REPOs convert to an average fixed rate of 4.90%.  The Company recorded a non-recurring reduction of $764,000 in interest expense related to the prepayment in the quarter ended September 30, 2006.

During the three months ended March 31, 2006, the Bank restructured $145.0 million of its borrowings in order to lower their average cost.  Borrowings with a weighted average cost of 4.61% and a weighted average term to maturity of one year were replaced with borrowings having a weighted average cost of 4.17% and a final maturity of ten years, callable after year one.  Since portions of the original borrowings were satisfied at a discount, the Company recorded a non-recurring reduction of $43,200 in interest expense related to the prepayment during the quarter ended March 31, 2006.

An additional source of funds is available to the Bank through use of its borrowing line at the FHLBNY.  At September 30, 2007, the Bank had an additional potential borrowing capacity of $430.0 million available, provided it owned the minimum required level of FHLBNY common stock (i.e., 4.5% of its outstanding FHLBNY borrowings).  The Holding Company additionally has a $15.0 million line of credit agreement with a reputable financial institution in the event that it requires further liquidity.

The Bank is subject to minimum regulatory capital requirements imposed by the OTS, which, as a general matter, are based on the amount and composition of an institution's assets. At September 30, 2007, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Bank generally uses its liquidity and capital resources primarily to fund the origination of real estate loans and/or the purchase of mortgage-backed and other securities.  During the nine months ended September 30, 2007 and 2006, real estate loan originations totaled $399.3 million and $439.4 million, respectively.  Purchases of investment securities totaled $50.2 million during the nine months ended September 30, 2007 and $4.0 million during the nine months ended September 30, 2006.

During the nine months ended September 30, 2007, the Holding Company repurchased 1,987,624 shares of its common stock into treasury.  All shares repurchased were recorded at the acquisition cost, which totaled $25.5 million during the period.  As of September 30, 2007, up to 1,486,651 shares of Holding Company common stock remained available for purchase under authorized share purchase programs.  Based upon the $14.97 per share closing price of its common stock as of September 28, 2007, the Holding Company would utilize $22.3 million in order to purchase all of the remaining authorized shares.  For the Holding Company to complete these share purchases, it would likely require dividend distributions from the Bank.

Contractual Obligations

The Bank is obligated for rental payments under leases on certain of its branches and equipment and for minimum monthly payments under its current data systems contract.   The Bank generally has outstanding at any time significant borrowings in the form of FHLBNY advances and/or REPOs, and the Holding Company has an outstanding $25.0 million non-callable subordinated note payable due to mature in 2010, and $72.2 million of trust preferred borrowings from third parties due to mature in April 2034, which are callable at any time after April 2009.  None of these contractual obligations have changed materially since December 31, 2006.

Off-Balance Sheet Arrangements

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

In addition, as part of its loan origination business, the Bank has outstanding commitments to extend credit to third parties, which are subject to strict credit control assessments.  Since many of these loan commitments expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.  The following chart represents off balance sheet commitments for which the Company was obligated as of September 30, 2007:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$72,179	$-	$-	$-	$72,179
Other loan commitments (1)	99,621	-	-	-	99,621
Other Commitments:
Recourse obligation on loans sold to FNMA (1)	19,633	-	-	-	19,633
Total Commitments	$191,433	$-	$-	$-	$191,433

(1) In accordance with SFAS 5, "Accounting for Contingencies," as of September 30, 2007, reserves related to other loan commitments and the recourse obligation on loans sold to FNMA were $1.2 million and $2.2 million, respectively, and were recorded in other liabilities in the Company's condensed consolidated statements of financial condition.

Asset Quality

At both September 30, 2007 and December 31, 2006, the Company had no real estate loans or collateral underlying MBS that would be considered subprime loans, which are defined as mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history.  The Company does not originate subprime loans.  The Company's lending standards are discussed in Item 1 of its Form 10-K for the year ended December 31, 2006.  All MBS owned by the Company as of September 30, 2007 possessed the highest possible investment credit rating.

Non-performing loans totaled $1.8 million and $3.6 million at September 30, 2007 and December 31, 2006, respectively.  The decrease resulted primarily from the removal of four loans totaling $2.0 million from nonaccrual status during the comparative period, that was partially offset by the addition of two loans totaling $198,000 to nonaccrual status.

The Bank had real estate and consumer loans totaling $372,000 delinquent 60-89 days at September 30, 2007, compared to a total of $258,000 at December 31, 2006.  The increase resulted primarily from growth of $319,000 in delinquent home equity loans, which was offset by a reduction of $202,000 in 60-89 day delinquent one-to four-family and multifamily residential loans during the period.  The 60-89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of credit quality trends than non-performing loans.

GAAP requires the Bank to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a loan constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Current OTS regulations require that troubled-debt restructurings remain classified as such until the loan is either repaid or returns to its original terms.  The Bank had no loans classified as troubled-debt restructurings at September 30, 2007 or December 31, 2006.

The recorded investment in loans deemed impaired pursuant to Amended SFAS 114 was $1.5 million, consisting of three loans, at September 30, 2007, compared to $3.5 million, consisting of six loans, at December 31, 2006.  The decline resulted from the removal of three loans totaling $2.0 million from impaired status during the nine months ended September 30, 2007.  The average balance of impaired loans was approximately $2.7 million and $1.5 million during the nine months ended September 30, 2007 and 2006, respectively.  The increase in the average balance of impaired loans during the comparative period resulted primarily from the addition of nine impaired loans totaling $3.5 million during the period April 1, 2006 through December 31, 2006, which had greater impact upon the tabulation of average impaired loans during the nine months ended September 30, 2007 than the nine months ended September 30, 2006.  There were $156,000 and $351,000 of reserves allocated within the allowance for loan losses for impaired loans at September 30, 2007 and December 31, 2006, respectively.  At September 30, 2007, non-performing loans exceeded impaired loans by $228,000, due to $91,000 of one- to four-family and consumer loans, which, while on non-performing status, were not deemed impaired since they each had individual outstanding balances less than $417,000.

See "Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Loan Losses - Problem Loans" for a discussion of impairment and reserves.

Other Real Estate Owned (“OREO”).  Property acquired by the Bank as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure is classified as OREO and recorded at the lower of the recorded investment in the related loan or the fair value of the property on the date of acquisition, with any resulting write down charged to the allowance for loan losses. The Bank obtains a current appraisal on OREO property as soon as practicable after it takes possession of the realty and generally reappraises its value at least annually thereafter.  There were no OREO properties as of September 30, 2007 and December 31, 2006.

The following table sets forth information regarding non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated:

	At September 30, 2007	At December 31, 2006
	(Dollars in thousands)
Non-Performing Loans
One- to four-family	$199	$60
Multifamily residential	987	1,655
Commercial	577	1,859
Cooperative apartment	26	26
Other	3	6
Total non-performing loans	1,792	3,606
OREO	-	-
Total non-performing assets	1,792	3,606
Troubled-debt restructurings	-	-
Total non-performing assets and troubled-debt restructurings	$1,792	$3,606

Impaired loans	$1,792	$3,514
Troubled-debt restructurings included in Impaired loans	-	-
Ratios:
Total non-performing loans to total loans	0.06%	0.13%
Total non-performing loans and troubled-debt restructurings to total loans	0.06	0.13
Total non-performing assets to total assets	0.05	0.11
Total non-performing assets and troubled-debt restructurings to total assets	0.05	0.11

Allowance for Loan Losses

The allowance for loan losses was $15.4 million at September 30, 2007 compared to $15.5 million at December 31, 2006.  During the nine months ended September 30, 2007, the Bank recorded a provision of $180,000 to the allowance for loan losses to provide for additional inherent losses in the portfolio.  During the same period, the Bank also recorded net charge-offs of approximately $4,000, all of which related to consumer loans, and reclassified $316,000 of its existing allowance for loan losses to other liabilities in order to separately account for reserves related to loan origination commitments.   (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Loan Losses" for a further discussion).

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Assets.  Assets totaled $3.30 billion at September 30, 2007, an increase of $128.1 million from total assets of $3.17 billion at December 31, 2006.

Real estate loans increased $135.6 million during the nine months ended September 30, 2007, due primarily to originations of $399.3 million during the period (as interest rates offered on new loans continued to stimulate origination activity), that were partially offset by amortization of $218.3 million and sales to FNMA of $47.1 million.

MBS available-for-sale increased $15.5 million during the nine months ended September 30, 2007, as purchases of $38.0 million and an increase in fair value of $2.3 million were partially offset by paydowns of $24.8 million.  Investment securities increased $5.0 million during the nine months ended September 30, 2007, as purchases of $12.2 million were partially offset by maturities and calls totaling $7.5 million.

Partially offsetting these asset increases was a decline of $43.5 million in federal funds sold and other short-term investments as these funds were utilized to fund real estate loan originations and investment security and MBS purchases.

Liabilities.  During the nine months ended September 30, 2007, total liabilities increased $148.7 million, reflecting increases of $65.5 million in deposits, $26.2 million in escrow and other deposits, $34.9 million in REPOs and $15.0 million in FHLBNY advances  during the period.  The increase in escrow and other deposits during the nine months ended September 30, 2007 resulted from the Bank's accumulation of  escrow balances during the period that it did not hold at December 31, 2006, to be used for real estate tax payments to be made on behalf of borrowers during 2007.  (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for

a discussion of the deposit, FHLBNY advances and REPO increases during the period).

Stockholders' Equity.  Stockholders' equity decreased $20.6 million during the nine months ended September 30, 2007, due to treasury stock repurchases of $25.5 million, cash dividends on the Holding Company's common stock of $14.4 million and a reduction to equity of $1.7 million related to an additional reserve recorded by the Company upon adoption of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes."

Partially offsetting these items were increases to equity during the period resulting from the following: (i) net income of $17.0 million; (ii) $1.4 million related to amortization of the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (the "ESOP") and restricted stock awards issued under other stock benefit plans; and (iii) $958,000 of cash dividends re-assumed through the liquidation of the Company's Recognition and Retention Plan.  The ESOP and restricted stock awards are initially recorded as reductions in stockholders' equity ("Contra Equity Balances").  As compensation expense is recognized on the ESOP and restricted stock awards, the Contra Equity Balances are reduced in a corresponding amount, resulting in an increase to their respective equity balances.  This increase to equity offsets the decline in the Company's retained earnings related to the periodic recorded ESOP and restricted stock award expenses.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

General.  Net income was $5.5 million during the three months ended September 30, 2007, a decrease of $1.6 million from net income of $7.2 million during the three months ended September 30, 2006.  During the comparative period, net interest income declined $1.3 million and non-interest expense increased $1.1 million, resulting in a reduction in pre-tax net income of $2.4 million.  Income tax expense decreased $814,000 during the comparative period, primarily as a result of the decrease in pre-tax net income.

Net Interest Income.  The discussion of net interest income for the three months ended September 30, 2007 and 2006 presented below should be read in conjunction with the following tables, which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)

	Three Months Ended September 30,
		2007			2006
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$2,785,057	$41,420	5.95%	$2,654,055	$39,122	5.90%
Other loans	1,805	45	9.97	1,959	47	9.60
Mortgage-backed securities	153,738	1,588	4.13	172,116	1,666	3.87
Investment securities	22,921	374	6.53	31,406	454	5.78
Federal funds sold and short-term investments	90,978	1,474	6.48	100,932	1,384	5.48
Total interest-earning assets	3,054,499	$44,901	5.88%	2,960,468	$42,673	5.77%
Non-interest earning assets	170,079			147,014
Total assets	$3,224,578			$3,107,482

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW and Super Now accounts	$45,609	$220	1.91%	$33,814	$85	1.00%
Money Market accounts	654,192	6,348	3.85	455,629	3,228	2.81
Savings accounts	284,366	388	0.54	312,891	493	0.63
Certificates of deposit	1,053,972	11,963	4.50	1,023,738	11,213	4.35
Borrowed Funds	717,926	8,604	4.75	808,278	8,948	4.39
Total interest-bearing liabilities	2,756,065	27,523	3.96%	2,634,350	23,967	3.61%
Checking accounts	92,333			93,989
Other non-interest-bearing liabilities	105,830			84,838
Total liabilities	2,954,228			2,813,177
Stockholders' equity	270,350			294,305
Total liabilities and stockholders' equity	$3,224,578			$3,107,482
Net interest income		$17,378			$18,706
Net interest spread			1.92%			2.16%
Net interest-earning assets	$298,434			$326,118
Net interest margin			2.28%			2.53%
Ratio of interest-earning assets to interest-bearing liabilities			110.83%			112.38%

Rate/Volume Analysis (Unaudited)

	Three Months Ended September 30, 2007
	Compared to Three Months Ended September 30, 2006
	Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$2,297	$1	$2,298
Other loans	(3)	1	(2)
Mortgage-backed securities	(188)	110	(78)
Investment securities	(123)	43	(80)
Federal funds sold and short-term investments	(201)	291	90
Total	$1,782	$446	$2,228

Interest-bearing liabilities:
NOW and Super Now accounts	$44	$91	$135
Money market accounts	1,667	1,453	3,120
Savings accounts	(40)	(65)	(105)
Certificates of deposit	348	403	751
Borrowed funds	(1,039)	695	(344)
Total	980	2,577	3,557
Net change in net interest income	$802	$(2,131)	$(1,329)

Net interest income for the three months ended September 30, 2007 decreased $1.3 million to $17.4 million, from $18.7 million during the three months ended September 30, 2006.  The decrease was attributable to an increase of $3.6 million in interest expense that was partially offset by an increase of $2.2 million in interest income.  The net interest spread decreased 24 basis points, from 2.16% for the three months ended September 30, 2006 to 1.92% for the three months ended September 30, 2007, and the net interest margin decreased 25 basis points, from 2.53% to 2.28% during the same period.

The increase in funding costs resulting from the tightening of monetary policy by the Federal Open Market Committee during the nine months ended September 30, 2006, in combination with various market factors suppressing increases in both general long-term interest rates and interest rates offered on real estate loans within the Bank's lending market, resulted in a narrowing spread between short and long-term interest rates during the great majority of the period January 1, 2007 through September 30, 2007, which negatively impacted net interest income during the three-month period ended September 30, 2007.

The decreases in both the net interest spread and net interest margin reflected an increase of 35 basis points in the average cost of interest bearing liabilities.  The increase resulted primarily from increases in the average cost of money market deposits and CDs of 104 basis points and 15 basis points, respectively, during the comparative period, reflecting both ongoing competition in the deposit marketplace and the tightening of monetary policy by the Federal Open Market Committee during the nine months ended September 30, 2006 (See "Interest Expense" below).

Interest Income.  Interest income was $44.9 million during the three months ended September 30, 2007, an increase of $2.2 million from $42.7 million during the three months ended September 30, 2006.  This resulted primarily from increases of $2.3 million and $90,000 in interest income on real estate loans and other short-term investments, respectively, that were partially offset by decreases in interest income on MBS and investment securities of $78,000 and $80,000, respectively, during the period.

The increase in interest income on real estate loans resulted from growth in their average balance of $131.0 million during the three months ended September 30, 2007 compared to the three months ended September 30, 2006, which reflected originations of $523.1 million between October 2006 and September 2007, which were partially offset by principal repayments of $277.0 million and loan sales of $52.3 million during the period.  Partially offsetting the increase in interest income on real estate loans was a decline of 5 basis points in their average yield during the three months ended September 30, 2007 compared to the three months ended September 30, 2006.  This decline resulted from a reduction of $518,000 in prepayment fee income during the comparative period as increases in short and medium term interest rates during the first nine months of 2006 led to a decline in prepayment activity during the three months ended September 30, 2007.

The increase in interest income on other short-term investments resulted from an increase in their average yield that reflected increases in short-term interest rates during the first nine months of 2006 that fully benefited yields during the three months ended September 30, 2007, however, only partially benefited yields during the three months ended September 30, 2006.  The actions of the Federal Open Market Committee in September 2007 that served to lower short-term interest rates had little effect upon the yields on short-term investments during the three months ended September 30, 2007 since they occurred so late in the period.

The decline in interest income on MBS during the three months ended September 30, 2007 compared to the three months ended September 30, 2006 resulted from a decreased average balance of $18.4 million (resulting primarily from principal repayments on MBS of $33.5 million during the period October 2006 through September 2007), that was partially offset by an increase of 28 basis points in average yield during the three months ended September 30, 2007 compared to the three months ended September 30, 2006 (resulting from increases in short and medium-term interest rates during the first nine months of 2006 which fully benefited yields earned during the three months ended September 30, 2007, while only partially benefiting yields during the three months ended September 30, 2006).  The decline in interest income on investment securities reflected a decrease in their average balance of $8.5 million during the three months ended September 30, 2007 compared to the three months ended September 30, 2006, as cash flows from maturing investment securities were utilized to fund real estate loan originations or Bank operations.

Interest Expense.  Interest expense increased $3.6 million, to $27.5 million, during the three months ended September 30, 2007, from $24.0 million during the three months ended September 30, 2006.  The growth resulted primarily from increased interest expense of $3.1 million related to money markets and $751,000 related to CDs, that was partially offset by a decline of $344,000 in interest expense on borrowings.

The increase in interest expense on money markets was due to increases of 104 basis points in their average cost and $198.6 million in their average balance during the comparative period.  During the three months ended September 30, 2007, the Bank increased the rates offered on both promotional and non-promotional money market accounts, which led to the increase in average cost during the period.   In addition, the Bank grew its balance of money markets during the period October 2006 through September 2007 through successful promotional activities.

The increase in interest expense on CDs resulted, in part, from an increase in their average cost of 15 basis points during the three months ended September 30, 2007 compared to the three months ended September 30, 2006.  The increase in average cost resulted from increases in short-term interest rates during the first nine months of 2006, as a significant majority of the Bank's CDs have re-priced since September 30, 2006.  In addition, the average balance of CDs increased $30.2 million during the comparative period, reflecting successful gathering of new CDs from promotional activities.  (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

The decrease in interest expense on borrowed funds during the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was due to a decline of $90.4 million in average balance during the period as the Company did not replace a portion of matured borrowings during the first six months of 2007 while deposit balances were increasing.  The average cost of borrowed funds increased 36 basis points during the three months ended September 30, 2007 compared to the three months ended September 30, 2006, due to a reduction of $764,000 in borrowing expense recorded during the September 2006 quarter related to a borrowing restructuring (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

Provision for Loan Losses.  The provision for loan losses was $60,000 during the three months ended both September 30, 2007 and September 30, 2006, as the Bank provided for additional inherent losses in the portfolio.

Non-Interest Income. Non-interest income, excluding gains or losses on the sale of assets, inceased $696,000, from $2.4 million during the three months ended September 30, 2006 to $3.1 million during the three months ended September 30, 2007.   This increase resulted primarily from a non-recurring $546,000 Bank Owned Life Insurance ("BOLI") settlement during the September 2007 quarter and an increase of $164,000 in a loan administration fee that is collected in the third quarter of each year.

The Company sold loans to the Federal National Mortgage Association ("FNMA") totaling $10.1 million and $92.3 million during the three months ended September 30, 2007 and 2006, respectively.  The gains recorded on these sales were $79,000 and $779,000 during the three months ended September 30, 2007 and 2006, respectively.  All of the loans sold during both of these periods were designated for sale upon origination.  The  loans sold during the three months ended September 30, 2007 and 2006 had weighted average terms to the earlier of maturity or next repricing of 9.0 years and 10.2 years, respectively.

Non-Interest Expense.  Non-interest expense was $11.7 million during the three months ended September 30, 2007, an increase of $1.1 million from the three months ended September 30, 2006.

Salaries and employee benefits increased $420,000 during the comparative period as a result of regular increases to existing employee compensation levels.  Stock benefit plan amortization expense increased $241,000, primarily as a result of stock option and restricted stock awards granted on May 1, 2007 to outside directors and certain officers of the Company.

Occupancy and equipment expense increased $62,000 during the three months ended September 30, 2007 compared to the September 30, 2006 quarter due to general increases in utility costs and real estate taxes, as well as the expansion of administrative office space during 2007.

Data processing expense increased $35,000 during the comparative period as a result of increased loan and deposit account activity during the three months ended September 30, 2007 compared to the three months ended September 30, 2006.  Other expenses increased $336,000 due primarily to increased promotional activities and increased expenses associated with accounting and tax compliance.

Non-interest expense to average assets was 1.45% in the September 2007 quarter, compared to 1.37% for the quarter ended September 30, 2006.  The increase reflected the growth in non-interest expense during the comparative period.

Income Tax Expense.  Income tax expense decreased $814,000 during the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006, due primarily to a decline of $2.4 million in pre-tax net income during the period.

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and 2006

General.  Net income was $17.0 million during the nine months ended September 30, 2007, a decrease of $7.6 million from net income of $24.6 million during the nine months ended September 30, 2006.  During the comparative period, net interest income declined $7.1 million, non-interest income decreased $2.0 million due primarily to a change in the net gains or losses on the disposal of assets, and non-interest expense increased $2.6 million, resulting in a reduction in pre-tax net income of $11.6 million.  Income tax expense decreased $4.0 million during the comparative period, primarily as a result of the decrease in pre-tax net income.

Net Interest Income.  The discussion of net interest income for the nine months ended September 30, 2007 and 2006 presented below should be read in conjunction with the following tables, which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)

	Nine Months Ended September 30,
		2007			2006
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)
Assets:
Interest-earning assets:
Real estate loans	$2,747,450	$122,367	5.94%	$2,645,992	$116,805	5.89%
Other loans	1,824	132	9.65	1,977	141	9.51
Mortgage-backed securities	151,525	4,535	3.99	182,296	5,264	3.85
Investment securities	26,172	1,194	6.08	33,586	1,405	5.58
Federal funds sold and short-term investments	153,441	6,736	5.85	109,421	4,062	4.95
Total interest-earning assets	3,080,412	$134,964	5.84%	2,973,272	$127,677	5.73%
Non-interest earning assets	155,134			147,099
Total assets	$3,235,546			$3,120,371

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW and Super Now accounts	$41,465	$526	1.70%	$35,944	$268	1.00%
Money Market accounts	619,368	17,575	3.79	454,531	7,885	2.32
Savings accounts	291,358	1,261	0.58	322,980	1,424	0.59
Certificates of deposit	1,080,290	37,295	4.62	1,011,812	30,492	4.03
Borrowed Funds	723,105	25,375	4.69	806,040	27,610	4.58
Total interest-bearing liabilities	2,755,586	$82,032	3.98%	2,631,307	$67,679	3.44%
Checking accounts	94,475			95,691
Other non-interest-bearing liabilities	106,471			100,568
Total liabilities	2,956,532			2,827,566
Stockholders' equity	279,014			292,805
Total liabilities and stockholders' equity	$3,235,546			$3,120,371
Net interest income		$52,932			$59,998
Net interest spread			1.86%			2.29%
Net interest-earning assets	$324,826			$341,965
Net interest margin			2.29%			2.69%
Ratio of interest-earning assets to interest-bearing liabilities			111.79%			113.00%

Rate/Volume Analysis (Unaudited)

	Nine Months Ended September 30, 2007 Compared to
	Nine Months Ended September 30, 2006
	Increase/ (Decrease) Due to:
	Volume	Rate	Total
Interest-earning assets:	(Dollars In thousands)
Real Estate Loans	$4,524	$1,038	$5,562
Other loans	(10)	1	(9)
Mortgage-backed securities	(905)	176	(729)
Investment securities	(324)	112	(212)
Federal funds sold and short-term investments	1,784	890	2,674
Total	$5,069	$2,217	$7,286

Interest-bearing liabilities:
NOW and Super Now accounts	$56	$202	$258
Money market accounts	3,777	5,913	9,690
Savings accounts	(139)	(24)	(163)
Certificates of deposit	2,201	4,602	6,803
Borrowed funds	(2,870)	634	(2,236)
Total	3,025	11,327	14,352
Net change in net interest income	$2,044	$(9,110)	$(7,066)

Net interest income for the nine months ended September 30, 2007 decreased $7.1 million to $52.9 million, from $60.0 million during the nine months ended September 30, 2006.  The decrease was attributable to an increase of $14.4 million in interest expense that was partially offset by an increase of $7.3 million in interest income.  The net interest spread decreased 43 basis points, from 2.29% for the nine months ended September 30, 2006 to 1.86% for the nine months ended September 30, 2007, and the net interest margin decreased 40 basis points, from 2.69% to 2.29% during the same period.

The increase in funding costs resulting from the tightening of monetary policy by the Federal Open Market Committee during the nine months ended September 30, 2006, in combination with various market factors suppressing increases in both general long-term interest rates and interest rates offered on real estate loans within the Bank's lending market, resulted in a narrowing spread between short and long-term interest rates during the great majority of the period January 1, 2007 through September 30, 2007, which negatively impacted net interest income during the nine-month period ended September 30, 2007.

The decreases in both the net interest spread and net interest margin reflected an increase of 54 basis points in the average cost of interest bearing liabilities.  The increase resulted primarily from increases in the average cost of money market deposits and CDs of 147 basis points and 59 basis points, respectively, during the comparative period, reflecting increases in short-term interest rates during the first nine months of 2006.  (See "Interest Expense" below).

Interest Income.  Interest income was $135.0 million during the nine months ended September 30, 2007, an increase of $7.3 million from $127.7 million during the nine months ended September 30, 2006.  This resulted primarily from increases of $5.6 million and $2.7 million in interest income on real estate loans and other short-term investments, respectively, that were partially offset by decreases in interest income on MBS and investment securities of $729,000 and $212,000, respectively, during the period.

The increase in interest income on real estate loans resulted, in part, from growth in their average balance of $101.5 million during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, which reflected originations of $523.1 million between October 2006 and September 2007, which were partially offset by principal repayments of $277.0 million and loan sales of $52.3 million during the period.   The increase in interest income on real estate loans additionally resulted from an increase in the average yield from 5.89% during the nine months ended September 30, 2006 to 5.94% during the nine months ended September 30, 2007, that was attributable to increases in medium- and long-term interest rates during the first six months of 2006, which positively impacted the average loan origination rate during the period October 2006 through September 2007.

The increase in interest income on other short-term investments resulted from growth in their average balance of $44.0 million during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 coupled with an increase of 90 basis points in their average yield during the same period.  The increase in average balance reflected the reinvestment of cash flows from deposit growth and principal repayments on MBS experienced during the first six months of 2007 in short-term securities and federal funds sold, since the flattened yield curve provided benefits to retaining the funds in short-term investments.  The increase in average yield reflected increases in short-term interest rates during the first six months of 2006 that fully benefited yields during the nine months ended September 30, 2007, however, only partially benefited yields during the nine months ended September 30, 2006.  The actions of the Federal Open Market Committee in September 2007 that served to lower short-term interest rates had little effect upon the yields on short-term investments during the nine months ended September 30, 2007 since they occurred so late in the period.

The decline in interest income on MBS during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 resulted from a decreased average balance of $30.8 million (resulting primarily from principal repayments on MBS of $33.5 million during the period October 2006 through September 2007), that was partially offset by an increase of 14 basis points in average yield during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 (resulting from increases in short and medium-term interest rates during the first nine months of 2006 which fully benefited yields earned during the nine months ended September 30, 2007, while only partially benefiting yields during the nine months ended September 30, 2006).  The decline in interest income on investment securities reflected a decrease in their average balance of $7.4 million during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, as cash flows from maturing investment securities were utilized to fund real estate loan originations or Bank operations.

Interest Expense.  Interest expense increased $14.4 million, to $82.0 million, during the nine months ended September 30, 2007, from $67.7 million during the nine months ended September 30, 2006.  The growth resulted primarily from increased interest expense of $9.7 million related to money markets and $6.8 million related to CDs, that was partially offset by a decline of $2.2 million in interest expense on borrowings.

The increase in interest expense on money markets was due to increases of 147 basis points in their average cost and $164.8 million in their average balance during the comparative period.  During the nine months ended September 30, 2007, the Bank increased the rates offered on both promotional and non-promotional money market accounts, which led to the increase in average cost during the period.   In addition, the Bank grew its balance of money markets during the period October 2006 through June 2007 through successful promotional activities.

The increase in interest expense on CDs resulted, in part, from an increase in their average cost of 59 basis points during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.  The increase in average cost resulted from increases in short-term interest rates during the first nine months of 2006, as a significant majority of the Bank's CDs have re-priced since September 30, 2006.  In addition, the average balance of CDs increased $68.5 million during the comparative period, reflecting successful gathering of new CDs from promotional activities from October 1, 2006 through June 30, 2007.  (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

The decrease in interest expense on borrowed funds during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was due to a decline of $82.9 million in average balance during the period as the Company allowed borrowings to mature without being replaced during the first six months of 2007 while deposit balances were increasing.  The average cost of borrowed funds increased 11 basis points during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, due to a reduction of $807,000 in borrowing expense recorded during the nine months ended September 2006 related to a borrowing restructuring.  See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the change in borrowing balances during the nine months ended September 30, 2007.

Provision for Loan Losses.  The provision for loan losses was $180,000 during the nine months ended both September 30, 2007 and September 30, 2006, as the Bank provided for additional inherent losses in the portfolio.

Non-Interest Income.  Non-interest income, excluding gains or losses on the sale of assets, increased from $7.0 million during the nine months ended September 30, 2006 to $7.5 million during the nine months ended September 30, 2007.  This increase resulted primarily from the previously referenced non-recurring $546,000 BOLI settlement.

Net gains on the sale of loans and other assets (which were recorded as non-interest income) declined from $3.0 million during the nine months ended September 30, 2006 to $546,000 during the nine months ended September 30, 2007.  The Company sold loans to FNMA totaling $47.1 million and $140.4 million during the nine months ended September 30, 2007 and 2006, respectively.  The gains recorded on these sales were $546,000 and $1.4 million during the nine months ended September 30, 2007 and 2006, respectively.  The majority of the loans sold during both of these periods were designated for sale upon origination.  The loans sold had weighted average terms to the earlier of maturity or next repricing of 10.6 years and 11.9 years, respectively, during the nine months ended September 30, 2007 and 2006. During the nine months ended September 30, 2006, the Company additionally recorded non-recurring pre-tax gains of $478,000 on the sale of a property obtained in its 1999 acquisition of Financial Bancorp, Inc. and $1.1 million on the sale of mutual fund investments associated with its Benefit Maintenance Plan.

Non-Interest Expense.  Non-interest expense was $34.2 million during the nine months ended September 30, 2007, an increase of $2.6 million from the nine months ended September 30, 2006.

Salaries and employee benefits increased $1.3 million during the comparative period as a result of regular increases to existing employee compensation levels.  Stock benefit plan amortization expense increased $338,000 as a result of stock option awards granted on May 1, 2007 to outside directors and certain officers of the Company.

Occupancy and equipment expense increased $277,000 during the nine months ended September 30, 2007 compared to the comparable period of 2006 due to general increases in rental costs and real estate taxes, as well as the expansion of administrative office space during 2007.

Data processing expense increased $138,000 during the comparative period as a result of increased loan and deposit account activity during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.  Other expenses increased $520,000 due primarily to increased advertising costs of $290,000 resulting from increased promotional activities and increased expenses associated with accounting and tax compliance.

Non-interest expense to average assets was 1.41% for the nine months ended September 30 2007, compared to 1.35% for the nine months ended September 30, 2006.  The increase reflected the growth in non-interest expense during the comparative period.

Income Tax Expense.  Income tax expense decreased $4.0 million during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, due primarily to a decline of $11.6 million in pre-tax net income during the period.

Other Information

Loan Portfolio Composition

The following table presents a breakdown of the Company's loan portfolio at September 30, 2007 and December 31, 2006 by loan type:

	At September 30, 2007		At December 31, 2006
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
One-to Four family and cooperative apartment	$148,145	5.2%	$153,847	5.7%
Multifamily residential	1,252,609	44.1	1,201,760	44.5
Commercial real estate	430,972	15.2	400,097	14.8
Mixed use (classified as multifamily residential)	674,698	23.8	653,346	24.2
Mixed use (classified as commercial real estate)	280,602	9.9	266,830	9.9
Construction and land acquisition	47,261	1.7	23,340	0.9
Unearned Discounts and net deferred loan fees	1,536	0.1	1,048	-
Total real estate loans	2,835,823	100.0%	2,700,268	100.0%
Consumer loans	2,096		2,205
Allowance for loan losses	(15,374)		(15,514)
Total loans, net	2,822,545		$2,686,959

Investment Portfolio Summary Information

The following table presents summary information related to the Company's consolidated investment securities and MBS portfolios at September 30, 2007 and December 31, 2006:

	At September 30, 2007	At December 31, 2006
	(Dollars in thousands)
Balance at end of period	$204,659	$ 184,220
Average interest rate	4.67%	4.49%
Average duration (in years)	2.6	2.3

Outlook for the Remainder of 2007

At present, the overall yield on the Company's interest-earning assets is rising.  The average yield on interest-earning assets, excluding the effects of prepayment and late fee income, rose on a linked quarter basis, from 5.69% to 5.78%.  This trend appears likely to continue, as $390 million in portfolio mortgage loans with a below current market weighted average coupon of 5.37% contractually reprice or mature between October 1, 2007 and December 31, 2008.  During the year ending December 31, 2009, an additional $366 million in mortgage loans with a weighted average coupon of 5.38% are scheduled to reprice.  These loan repricings and maturities provide a potentially significant boost to overall portfolio yields.

The average cost of deposits was 3.52% during the September 2007 quarter.  During the remainder of 2007, average deposit costs are expected to remain relatively stable, as maturing accounts that are anticipated to re-price at lower rates are expected to be offset by new promotional accounts.

Prepayment and amortization rates, which approximated 10.5% during the first nine months of 2007, are expected to remain in the 10% to 12% range during the remainder of 2007.  At September 30, 2007, the real estate loan commitment pipeline approximated $148.6 million, including $15.1 million of loan commitments intended for sale to FNMA.  The real estate loan pipeline had a weighted average interest rate approximating 6.2% at September 30, 2007.

Greater steepness in the yield curve, primarily represented by a reduction in short-term rates, would need to persist before a significant increase in the net interest margin would occur, and there remains a great deal of uncertainty about Federal Open Market Committee moves in the near term.  Since the Bank's interest bearing liabilities traditionally reprice faster than its interest earning assets, reductions in short-term interest rates would be expected to have a positive impact on earnings.

Operating expenses are expected to approximate $11.5 million in the fourth quarter of 2007.  The Company is positioned to be opportunistic in the purchase of its own shares should conditions warrant.

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2006 in Item 7A of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2007.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At September 30, 2007, the Company owned no trading assets, nor did it conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2006 to September 30, 2007.

Interest Sensitivity Gap.  There was no material change in the computed one-year interest sensitivity gap from December 31, 2006 to September 30, 2007.

   Interest Rate Risk Exposure (Net Portfolio Value) Compliance.  At September 30, 2007, the Bank continued to monitor the impact of interest rate volatility upon net interest income and net portfolio value ("NPV") in the same manner as at December 31, 2006.  There were no changes in the Board-approved limits of acceptable variance in the effect of interest rate fluctuations upon net interest income and NPV at September 30, 2007 compared to December 31, 2006.

           The analysis that follows presents the estimated NPV resulting from market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under four other interest rate scenarios (each a "Rate Shock Scenario") represented by immediate, permanent, parallel shifts in interest rates from those observed at September 30, 2007 and December 31, 2006.  The analysis additionally presents a measurement of the percentage by which each of the Rate Shock Scenario NPVs change from the Pre-Shock Scenario NPV at September 30, 2007 and December 31, 2006.  Interest rate sensitivity is measured by the changes in the various NPV ratios ("NPV Ratios") from the Pre-Shock Scenario to the Rate Shock Scenarios.  An increase in the NPV Ratio is considered favorable, while a decline is considered unfavorable.

	Net Portfolio Value				Portfolio Value of Assets
	At September 30, 2007			At December 31, 2006	At September 30, 2007		At December 31, 2006
	Dollar Amount	Dollar Change	Percentage Change	Dollar Amount	NPV Ratio	Sensitivity Change	NPV Ratio	Sensitivity Change
	(Dollars in Thousands)
Change in Interest Rate
+ 200 Basis Points	$255,148	$(97,299)	-27.61%	$306,488	8.04%	(267)	10.01%	(220)
+ 100 Basis Points	306,333	(46,114)	-13.08	349,577	9.48	(123)	11.22	(99)
Pre-Shock Scenario	352,447	-	-	386,202	10.71	-	12.21	-
- 100 Basis Points	380,873	28,426	8.07	405,945	11.40	69	12.67	46
- 200 Basis Points	391,393	38,946	11.05	402,937	11.59	88	12.47	26

The NPVs presented above incorporate asset and liability values, some of which (e.g., mortgage loans and time deposits) were derived from the Bank’s valuation model, and others of which (e.g., MBS and structured borrowings) were provided by reputable independent sources.  The Bank's valuation model for assets and liabilities incorporates, at each level of interest rate change, estimates of both cash flows from non-contractual sources (such as unscheduled principal payments on loans), and passbook deposit balance decay.  The Bank's estimates for loan prepayment levels are influenced by the recent history of prepayment activity in its loan portfolio as well as the interest-rate composition of the existing portfolio, especially vis-à-vis the interest rates prevailing at the time of the estimate.  In addition, the Bank considers the amount of prepayment fee protection inherent in the loan portfolio when estimating future prepayment cash flows.  Regarding passbook deposit flows, the Bank tracks and analyzes the decay rate of its passbook deposits over time and over various interest rate scenarios and utilizes that information to estimate its passbook decay rate for use in the valuation model.  Regardless of the care and precision with which the estimates are derived, however, actual cash flows for loans, as well as passbooks, could differ significantly from the Bank's estimates resulting in significantly different NPV calculations.

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

The Pre-Shock Scenario NPV declined from $386.2 million at December 31, 2006 to $352.4 million at September 30, 2007.  The NPV Ratio at September 30, 2007 was 10.71% in the Pre-Shock Scenario, a decrease from the NPV Ratio of 12.21% in that Scenario at December 31, 2006.  The decrease in the Pre-Shock NPV was due primarily to increases in the valuation of core deposits and borrowings (which negatively impact NPV) that resulted from declines in short and medium-term term interest rates at September 30, 2007 compared to December 31, 2006.

The Bank’s +200 basis point Rate Shock Scenario NPV decreased from $306.5 million at December 31, 2006 to $255.1 million at September 30, 2007.  The decline resulted primarily from the aforementioned increases in the valuation of core deposits and borrowings.

The NPV Ratio was 8.04% in the +200 basis point Rate Shock Scenario at September 30, 2007, a decrease from the NPV Ratio of 10.01% in the +200 basis point Rate Shock Scenario at December 31, 2006.  The decrease reflected the aforementioned decline in the +200 basis point Rate Shock Scenario NPV during the period.

                 At September 30, 2007, the sensitivity change in the +200 basis point Rate Shock Scenario was 267 basis points, compared to a sensitivity change of 220 basis points in the +200 basis point Rate Shock Scenario at December 31, 2006.  The increase in sensitivity was due primarily to a greater reduction in the valuation of multifamily loans and MBS in the +200 basis point Rate Shock Scenario NPV than the Pre-Shock Scenario NPV.

Item 4.  Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2007, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2007 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

        (c)  During the three months ended September 30, 2007, the Holding Company purchased 742,640 shares of its common stock into treasury.   A summary of the shares repurchased by month is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Programs
July 2007	279,029	$12.15	279,029	1,950,262
August 2007	400,500	11.87	400,500	1,549,762
September 2007	63,111	13.59	63,111	1,486,651

All repurchases in the above table were made under either the Company's Eleventh Stock Repurchase Program, which was approved by the Holding Company's Board of Directors and publicly announced on December 15, 2005, or the Company's Twelfth Stock Repurchase Program, which was approved by the Holding Company's Board of Directors and publicly announced on June 21, 2007.  All shares eligible for repurchase under the Eleventh Stock Repurchase Program were repurchased as of August 31, 2007. No existing repurchase programs expired during the three months ended September 30, 2007, nor did the Company terminate any repurchase programs prior to expiration during the quarter, as the Eleventh Repurchase Program had no expiration date.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Security Holders

None.

Item 5.                      Other Information

None.

Item 6.                      Exhibits

Exhibit Number
3(i)	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (1)
3(ii)	Amended and Restated Bylaws of Dime Community Bancshares, Inc. (2)
4.1	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. [See Exhibit 3(i) hereto]
4.2	Amended and Restated Bylaws of Dime Community Bancshares, Inc. [See Exhibit 3(ii) hereto]
4.3	Draft Stock Certificate of Dime Community Bancshares, Inc. (3)
4.4	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock (4)
4.5	Rights Agreement, dated as of April 9, 1998, between Dime Community Bancorp, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (4)
4.6	Form of Rights Certificate (4)
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
4.9
Series B Guarantee Agreement, dated as of July 29, 2004, executed and delivered by Dime Community Bancshares,
   Inc., as Guarantor and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders from time to time of the Series B Capital Securities of Dime Community Capital Trust I (9)

10.1	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Vincent F. Palagiano (5)
10.2	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Michael P. Devine (5)
10.3	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Kenneth J. Mahon (5)
10.4	Employment Agreement between Dime Community Bancorp, Inc. and Vincent F. Palagiano (10)
10.5	Employment Agreement between Dime Community Bancorp, Inc. and Michael P. Devine (10)
10.6	Employment Agreement between Dime Community Bancorp, Inc. and Kenneth J. Mahon (10)
10.7	Form of Employee Retention Agreement by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain officers (5)
10.8	The Benefit Maintenance Plan of Dime Community Bancorp, Inc. (6)
10.9	Severance Pay Plan of The Dime Savings Bank of Williamsburgh (5)
10.10	Retirement Plan for Board Members of Dime Community Bancorp, Inc. (6)
10.11	Dime Community Bancorp, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees, as amended by amendments number 1 and 2 (6)
10.12	Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc., as amended by amendments number 1 and 2 (6)
10.13
Form of stock option agreement for Outside Directors under Dime Community Bancshares, Inc. 1996 and 2001
   Stock Option Plans for Outside Directors, Officers and Employees and the 2004 Stock Incentive Plan. (6)

10.14
Form of stock option agreement for officers and employees under Dime Community Bancshares, Inc. 1996 and 2001
   Stock Option Plans for Outside Directors, Officers and Employees and the 2004 Stock Incentive Plan (6)

10.15	Form of award notice for outside directors under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc. (6)
10.16	Form of award notice for officers and employees under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc. (6)
10.17	Financial Federal Savings Bank Incentive Savings Plan in RSI Retirement Trust (7)
10.18	Financial Federal Savings Bank Employee Stock Ownership Plan (7)
10.19
Option Conversion Certificates between Dime Community Bancshares, Inc. and each of Messrs. Russo, Segrete,
   Calamari, Latawiec, O'Gorman, and Ms. Swaya pursuant to Section 1.6(b) of the Agreement and Plan of Merger,
   dated as of July 18, 1998 by and between Dime Community Bancshares, Inc. and Financial Bancorp, Inc. (7)

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (8)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (11)
Table continued on next page

10.22	Waiver executed by Vincent F. Palagiano (13)
10.23	Waiver executed by Michael P. Devine (13)
10.24	Waiver executed by Kenneth J. Mahon (13)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (12)
10.26	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh and Christopher D. Maher (14)
10.27	Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan
31(i).1	Certification of Chief Executive Officer Pursuant to Rule .13a-14(a)/15d-14(a)
31(i).2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

(1)	Incorporated by reference to the registrant's Transition Report on Form 10-K for the transition period ended December 31, 2002 filed on March 28, 2003.
(2)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 9, 2007.
(3)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 filed on September 28, 1998.
(4)	Incorporated by reference to the registrant's Current Report on Form 8-K dated April 9, 1998 and filed on April 16, 1998.
(5)	Incorporated by reference to Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed on September 26, 1997.
(6)
Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed on September 26, 1997, and the Current Reports on Form 8-K filed on March 22, 2004 and March 29, 2005.

(7)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed on September 28, 2000.
(8)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003.
(9)	Incorporated by reference to Exhibits to the registrant’s Registration Statement No. 333-117743 on Form S-4 filed on July 29, 2004.
(10)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 15, 2004.
(11)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed on March 16, 2005.
(12)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2005.
(13)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005.
(14)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 9, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: November 9, 2007	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: November 9, 2007	By: /s/ KENNETH J. MAHON
Kenneth J. Mahon
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)