Form 10-K
period 2007-12-31
DIME COMMUNITY BANCSHARES INC
filed 2008-03-18
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2007

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
Common Stock, par value $.01 per share
(Title of Class)
Preferred Stock Purchase Rights
(Title of Class)

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act.YES       NO X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.YES       NO X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.YES  X  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
LARGE ACCELERATED FILER             ACCELERATED FILER   X        NON-ACCELERATED FILER ___      SMALLER REPORTING COMPANY ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):          ___ Yes        X    No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $362.4 million based upon the $13.19 closing price on the NASDAQ National Market for a share of the registrant’s common stock on June 30, 2007.

      As of March 12, 2008, there were 33,869,390 shares of the registrant’s common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on May 15, 2008 and any adjournment thereof, and are incorporated by reference in Part III.

F-3

F-3

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

The Bank’s principal business has been, and continues to be, gathering deposits from customers within its market area, and investing them primarily in multifamily residential mortgage loans, commercial real estate loans, one- to four-family residential mortgage loans, construction and land acquisition loans, consumer loans, mortgage-backed securities (“MBS”), obligations of the U.S. Government and Government Sponsored Entities ("GSEs"), and corporate debt and equity securities. The Bank’s revenues are derived principally from interest on its loan and securities portfolios and other short-term investments. The Bank’s primary sources of funds are deposits; loan amortization, prepayments and maturities; MBS amortization, prepayments and maturities; investment securities maturities and sales; advances from the Federal Home Loan Bank of New York (“FHLBNY”); securities sold under agreement to repurchase (“REPOS”); and the sale of real estate loans to the secondary market.

The primary business of the Holding Company is the operation of its wholly-owned subsidiary, the Bank. The Holding Company is a unitary savings and loan holding company, which, under existing law, is generally not restricted as to the types of business activities in which it may engage, provided that the Bank remains a qualified thrift lender (“QTL”).  Pursuant to regulations of the Office of Thrift Supervision (“OTS”), the Bank qualifies as a QTL if its ratio of qualified thrift investments to portfolio assets (“QTL Ratio”) was 65% or more, on a monthly average basis, in nine of the previous twelve months.  At December 31, 2007, the Bank’s QTL Ratio was 69.1%, and the Bank maintained more than 65% of its portfolio assets in qualified thrift investments throughout the year ended December 31, 2007.

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

The Company’s website address is www.dimewill.com. The Company makes available free of charge through its website, by clicking the Investor Relations tab and selecting "SEC Filings," its Annual and Transition Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Market Area and Competition

The Bank has historically operated as a community-oriented financial institution providing financial services and loans primarily for multifamily housing within its market areas.  The Bank maintains its headquarters in the Williamsburg section of the borough of Brooklyn, New York, and operates twenty-one full-service retail banking offices located in the NYC boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches.  The Bank’s primary lending area is the NYC metropolitan area, although its overall lending area is much larger, extending approximately 150 miles in each direction from its corporate headquarters in Brooklyn.  The majority of the Bank’s mortgage loans are secured by properties located in its primary lending area, and approximately 75% of these loans were secured by real estate located in the NYC boroughs of Brooklyn, Queens and Manhattan on December 31, 2007.

The NYC banking environment is extremely competitive.  The Bank’s competition for loans exists principally from other savings banks, commercial banks, mortgage banks and insurance companies. The Bank has faced sustained competition for the origination of multifamily residential and commercial real estate loans, which together comprised 93% of the Bank’s loan portfolio at December 31, 2007.  Management anticipates that the current level of competition for multifamily residential and commercial real estate loans will continue for the foreseeable future, which may inhibit the Bank’s ability to maintain its current level of such loans.

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

Banking competition occurs within an economic and financial marketplace that is largely beyond the control of any individual financial institution.  The interest rates paid to depositors and charged to borrowers, while affected by marketplace competition, are generally a function of broader-based macroeconomic and financial factors, including the level of U.S. Gross Domestic Product, the supply of, and demand for, loanable funds, and the impact of global trade and international financial markets.  Within this environment, the Federal Open Market Committee ("FOMC") monetary policy and governance of short-term rates also significantly influence the interest rates paid and charged by financial institutions.

The Bank’s success is additionally impacted by the overall condition of the economy, particularly in the NYC metropolitan area.  As home to several national companies in the financial and business services industries, and as a popular destination for domestic travelers, the NYC economy is particularly sensitive to the health of the national economy.  Success in banking is more easily achieved when local income levels increase due to economic strength.  The Bank has demonstrated that even in periods of intense competition, such as those that existed during 2003 through 2006, it can succeed by effectively implementing its business strategies.  However, if the local market for multifamily residential and commercial real estate declines, thereby potentially increasing competitive pressures, the Bank may be unable to originate the volume of loans that it otherwise anticipates.

Lending Activities

Loan Portfolio Composition.  At December 31, 2007, the Bank’s loan portfolio totaled $2.88 billion, consisting primarily of   mortgage loans secured by multifamily residential apartment buildings, including buildings organized under a cooperative form of ownership (“Underlying Cooperatives”); commercial properties; real estate construction and land acquisition; and one- to four-family residences and cooperative apartments.  Within the loan portfolio, $1.95 billion, or 67.8%, were classified as multifamily residential loans; $728.1 million, or 25.3%, were classified as commercial real estate loans; $145.7 million, or 5.1%, were classified as one- to four-family residential, including condominium or cooperative apartments; $1.0 million, or 0.04%, were loans to finance multifamily residential and one- to four-family residential properties with full or partial credit guarantees provided by either the Federal Housing Administration (‘’FHA’’) or the Veterans Administration (‘’VA’’); and $49.4 million, or 1.7%, were loans to finance real estate construction and land acquisition loans within the NYC metropolitan area.  Of the total mortgage loan portfolio outstanding at that date, $2.41 billion, or 83.9%, were adjustable-rate loans (‘’ARMs’’) and $461.5 million, or 16.1%, were fixed-rate loans.  Of the Bank’s multifamily residential and commercial real estate loans, over 80% were ARMs at December 31, 2007, the majority of which were contracted to reprice no later than 7 years from their origination date and carried a total amortization period of no longer than 30 years.  At December 31, 2007, the Bank’s loan portfolio additionally included $2.2 million in consumer loans, composed of passbook loans, consumer installment loans, overdraft loans and mortgagor advances.  As of December 31, 2007, $2.23 billion, or 77.6% of the loan portfolio, was scheduled to mature or reprice within five years.

The Bank does not originate or purchase loans, either whole loans or collateral underlying MBS, that would be considered subprime loans (i.e. mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their income or credit history).

The types of loans the Bank may originate are subject to federal laws and regulations  (See "Item 1.  Business - Regulation – Regulation of Federal Savings Associations").

At December 31, 2007, the Bank had $102.4 million of loan commitments that were accepted by the borrowers.  All of these commitments are expected to close during the year ending December 31, 2008.  At December 31, 2006, the Bank had $53.8 million of loan commitments that were accepted by the borrower.  All of these commitments closed during 2007.

F-3

The following table sets forth the composition of the Bank’s real estate and other loan portfolios (including loans held for sale) in dollar amounts and percentages at the dates indicated:

	At December 31,
	2007	Percent of Total	2006	Percent of Total	2005	Percent of Total	2004	Percent of Total	2003	Percent of Total
	Dollars in Thousands
Real Estate loans:
Multifamily residential	$1,948,765	67.78%	$1,855,080	68.64%	$1,872,163	71.69%	$1,917,447	76.63%	$1,734,904	79.07%
Commercial real estate	728,129	25.32	666,927	24.68	576,561	22.08	424,060	16.95	309,810	14.12
One- to four-family	139,541	4.85	146,613	5.42	135,622	5.19	126,225	5.04	124,047	5.65
Cooperative apartment units	6,172	0.21	7,224	0.27	10,115	0.39	11,853	0.47	13,798	0.63
FHA/VA insured	1,029	0.04	1,236	0.05	2,694	0.10	4,209	0.17	4,646	0.21
Construction and land acquisition	49,387	1.72	23,340	0.86	12,098	0.46	15,558	0.62	2,880	0.13
Total mortgage loans	2,873,023	99.92	2,700,420	99.92	2,609,253	99.91	2,499,352	99.88	2,190,085	99.81
Other loans:
Student loans	-	-	-	0.00	-	0.00	61	0.00	295	0.01
Depositor loans	$1,122	0.04	1,172	0.04	1,160	0.04	1,318	0.06	2,371	0.11
Consumer installment and other	1,047	0.04	1,033	0.04	1,181	0.05	1,537	0.06	1,406	0.07
Total other loans	2,169	0.08	2,205	0.08	2,341	0.09	2,916	0.12	4,072	0.19
Gross loans	2,875,192	100.00%	2,702,625	100.00%	2,611,594	100.00%	2,502,268	100.00%	2,194,157	100.00%
Net unearned costs (fees)	1,833		1,048		501		(463)		(1,517)
Allowance for loan losses	(15,387)		(15,514)		(15,785)		(15,543)		(15,018)
Loans, net	$2,861,638		$2,688,159		$2,596,310		$2,486,262		$2,177,622
Loans serviced for others:
One- to four-family and cooperative apartment	$21,515		$24,395		$26,881		$29,524		$33,671
Multifamily residential	541,868		494,770		386,781		295,800		157,774
Total loans serviced for others	$563,383		$519,165		$413,662		$325,324		$191,445

Loan Originations, Purchases, Sales and Servicing.  For the year ended December 31, 2007, total loan originations were $576.3 million.  The Bank originates both ARMs and fixed-rate loans, depending upon customer demand and market rates of interest.  ARM originations were approximately 96% of total loan originations during the period.  The majority of both ARM and fixed-rate originations were multifamily residential and commercial real estate loans.  Multifamily residential real estate loans are either retained in the Bank's portfolio or sold in the secondary market to the Federal National Mortgage Association ("FNMA"), and occasionally to other third-party financial institutions.  One- to four-family adjustable rate and fixed-rate mortgage loans with maturities up to 15 years are generally retained for the Bank’s portfolio.  Generally, the Bank sells its newly originated one- to four-family fixed-rate mortgage loans with maturities greater than fifteen years in the secondary market to FNMA.

The Bank sells multifamily residential loans to FNMA pursuant to a multifamily seller/servicing agreement entered into in December 2002.  The majority of the loans sold under the agreement since its inception possessed a minimum term to maturity or repricing of seven years.  The Bank sold $71.4 million, $144.7 million and $106.6 million of such loans to FNMA during the years ended December 31, 2007, 2006 and 2005, respectively.  The Bank additionally sold one multifamily loan with a principal balance of $6.1 million to a third party financial institution during the year ended December 31, 2007.

The Bank currently has no arrangement pursuant to which it sells commercial real estate loans to the secondary market.  During the year ended December 31, 2007, sales of fixed-rate one- to four-family mortgage loans totaled $150,000, all of which were sold to FNMA.

The Bank generally retains the servicing rights in connection with loans it sells in the secondary market.  As of December 31, 2007, the Bank was servicing $563.4 million of loans for non-related institutions.  The Bank generally receives a loan servicing fee equal to 0.25% of the outstanding principal balance on all loans sold to FNMA, other than multifamily residential loans.  The loan servicing fees on multifamily residential loans sold to FNMA vary as they are derived based upon the difference between the actual origination rate and contractual pass-through rate of the loans sold at the time of sale.  At December 31, 2007, the Bank had recorded mortgage servicing rights ("MSR") of $2.5 million associated with the sale of one- to four-family and multifamily residential loans to FNMA.

The following table sets forth the Bank's loan originations (including loans held for sale), sales, purchases and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	Dollars in Thousands
Gross loans:
At beginning of period	$2,702,625	$2,611,594	$2,502,268	$2,194,157	$2,169,745
Real estate loans originated:
Multifamily residential	391,882	388,102	312,026	774,832	917,904
Commercial real estate	124,262	133,099	203,841	187,655	126,185
One- to four-family (1)	27,425	19,070	41,143	36,363	28,259
Cooperative apartment units	-	210	465	1,048	1,839
Equity lines of credit	5,777	7,977	6,405	6,488	21,469
Construction and land acquisition	25,180	14,768	10,331	6,844	4,549
Total mortgage loans originated	574,526	563,226	574,211	1,013,230	1,100,205
Other loans originated	1,772	1,688	1,859	3,166	3,866
Total loans originated	576,298	564,914	576,070	1,016,396	1,104,071
Less:
Principal repayments	326,103	328,453	358,255	557,134	976,779
Loans sold (2)	77,628	145,430	108,489	151,151	102,880
Gross loans at end of period	2,875,192	$2,702,625	$2,611,594	$2,502,268	$2,194,157

(1)      Includes Home Equity and Home Improvement Loans.
(2)      Includes multifamily residential loans sold to FNMA, fixed-rate one- to four-family mortgage loans and student loans.

Loan Maturity and Repricing.   The following table shows the earlier of the maturity or repricing period of the Bank's loan portfolio (including loans held for sale) at December 31, 2007.  ARMs are shown as being due in the period during which the interest rates are next scheduled to adjust. The table does not include prepayments or scheduled principal amortization.  Scheduled loan repricing and estimated prepayment and amortization information is presented on an aggregate basis in "Item 7A.  Quantitative and Qualitative Disclosure About Market Risk – Interest Sensitivity Gap."

F-59

	At December 31, 2007
	Real Estate Loans
	Multifamily Residential	Commercial Real Estate	One- to Four- Family	Cooperative Apartment	FHA/VA Insured	Construction and Land Acquisition	Other Loans	Total Loans
	(Dollars In Thousands)
Amount due to Mature or Reprice During the Year Ending:
December 31, 2008	$261,871	$53,593	$27,321	$4,003	-	$49,387	$2,169	$398,344
December 31, 2009	281,082	60,786	18,184	416	-	-	-	360,468
December 31, 2010	295,553	102,703	14,140	54	-	-	-	412,450
December 31, 2011	383,612	183,776	12,311	100	-	-	-	579,799
December 31, 2012	307,978	150,426	21,326	54	$220	-	-	480,004
Sub-total	1,530,096	551,284	93,282	4,627	220	49,387	2,169	2,231,065
December 31, 2013 through December 31, 2017	352,897	131,528	22,650	973	805	-	-	508,853
December 31, 2018 and beyond	65,772	45,317	23,609	572	4	-	-	135,274
Total	$1,948,765	$728,129	$139,541	$6,172	$1,029	$49,387	$2,169	$2,875,192

The following table sets forth the outstanding principal balance in each loan category (including loans held for sale) at December 31, 2007 that is due to mature or reprice after December 31, 2008, and whether such loans have fixed or adjustable interest rates:

	Due after December 31, 2008
	Fixed	Adjustable	Total
	(Dollars in Thousands)
Mortgage loans:
Multifamily residential	$273,937	$1,412,957	$1,686,894
Commercial real estate	115,841	558,695	674,536
One- to four-family	47,394	64,826	112,220
Cooperative apartment	1,699	470	2,169
FHA/VA insured	1,029	-	1,029
Construction and land acquisition	-	-	-
Other loans	-	-	-
Total loans	$439,900	$2,036,948	$2,476,848

Multifamily Residential Lending and Commercial Real Estate Lending. The majority of the Bank's lending activities consist of originating adjustable-rate and fixed-rate multifamily residential (i.e., buildings possessing a minimum of five residential units) and commercial real estate loans. The properties securing these loans are generally located in the Bank's primary lending area. At December 31, 2007, the Bank had multifamily residential loans totaling $1.95 billion in its portfolio, comprising 67.8% of the gross loan portfolio. Of the multifamily residential loans, $1.86 billion, or 95.7%, were secured by apartment buildings and $84.5 million, or 4.3%, were secured by Underlying Cooperatives. The Bank also had $728.1 million of commercial real estate loans in its portfolio at December 31, 2007, representing 25.3% of its total loan portfolio.

The Bank originated multifamily residential and commercial real estate loans totaling $516.1 million during the year ended December 31, 2007 and $521.2 million during the year ended December 31, 2006. At December 31, 2007, the Bank had commitments accepted by borrowers to originate $96.3 million of multifamily residential and commercial real estate loans, compared to $53.8 million outstanding at December 31, 2006.

At December 31, 2007, multifamily residential and commercial real estate loans originated by the Bank were secured by three distinct property types: (1) fully residential apartment buildings; (2) "mixed-use" properties featuring a combination of residential and commercial units within the same building; and (3) fully commercial buildings. The underwriting procedures for each of these property types were substantially similar. Loans secured by fully residential apartment buildings were classified by the Bank as multifamily residential loans in all instances. Loans secured by fully commercial real estate were classified as commercial real estate loans in all instances. Loans secured by mixed-use properties were classified as either multifamily residential or commercial real estate loans based upon the percentage of the property's rental income received from its residential compared to its commercial tenants. If 50% or more of the rental income is received from residential tenants, the full balance of the loan is classified as multifamily residential. If less than 50% of the rental income is received from residential tenants, the full balance of the loan is classified as commercial real estate. At December 31, 2007, mixed use properties classified as multifamily residential or commercial real estate loans totaled $982.1 million.

Multifamily residential and commercial real estate loans in the Bank's portfolio generally range in amount from $250,000 to $4.0 million, and, at December 31, 2007, had an average loan size of approximately $1.3 million. Multifamily residential loans in this range are generally secured by buildings that possess between 5 and 100 apartments. As of December 31, 2007, the Bank had a total of $1.76 billion of multifamily residential loans in its portfolio secured by buildings with under 100 units, representing approximately 61% of its real estate loan portfolio. Principally as a result of NYC rent control and rent stabilization laws, which limit the amount of rent that may be charged to tenants, a portion of the associated rent rolls for buildings of this type indicate a rent range that would be considered affordable for low- to moderate-income households, regardless of the household income profiles of the associated census tracks.

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

The underwriting standards for new multifamily residential and commercial real estate loans generally require (1) a maximum loan-to-value ratio of 80% based upon an appraisal performed by an independent, state licensed appraiser, and (2) sufficient cash flow from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 115%. The average loan-to-value and debt service ratios were 65% and 155%, respectively, on all multifamily and commercial real estate loans that were originated during the year ended December 31, 2007. The Bank additionally requires all multifamily and commercial real estate borrowers to represent that they are unaware of any environmental concerns related to the collateral. The Bank further considers the borrower's experience in owning or managing similar properties, the value of the collateral based upon the income approach, and the Bank's lending experience with the borrower. The Bank utilizes rent or lease income and the borrower's credit history and business experience when underwriting multifamily real estate applications.  When originating commercial real estate loans, the Bank utilizes rent or lease income and the borrower's credit history and business experience.  (See "Item 1. Business - Lending Activities - Loan Approval Authority and Underwriting" for a discussion of the Bank's underwriting procedures utilized in originating multifamily residential and commercial real estate loans).

It is the Bank's policy to require appropriate insurance protection, including title and hazard insurance, on all real estate mortgage loans at closing. Borrowers generally are required to advance funds for certain expenses such as real estate taxes, hazard insurance and flood insurance.

At December 31, 2007, the Bank had 375 multifamily residential and commercial real estate loans in portfolio with principal balances greater than $2.0 million, totaling $1.43 billion. These loans, while underwritten to the same standards as all other multifamily residential and commercial real estate loans, tend to expose the Bank to a higher degree of risk due to the potential impact of losses from any one loan relative to the size of the Bank's capital position.

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

Commercial real estate loans are generally viewed as exposing the Bank to a greater risk of loss than both one- to four-family and multifamily residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent upon successful operation or management of the collateral properties, repayment of such loans are generally subject to a greater extent to prevailing conditions in the real estate market or the economy. Further, the collateral securing such loans may depreciate over time, be difficult to appraise, or fluctuate in value based upon the success of the business.  In order to partially compensate for this increased risk, the Bank requires, in addition to the security interest in the commercial real estate, a security interest in the personal property associated with the collateral and standby assignments of rents and leases from the borrower.

The Bank's three largest multifamily residential loans at December 31, 2007 were a $23.8 million loan originated in March 2004 secured by an eight-story, mixed-use building located in Flushing, New York, containing 137 residential apartments and 4 commercial units; a $15.0 million loan originated in December 2003 secured by a nine story building in Manhattan, New York containing 159 loft cooperative apartments; and a  $13.6 million loan originated in May 2007 secured by four fully residential buildings located in Brooklyn, New York containing a total of 242 apartments.

The Bank's three largest commercial real estate loans at December 31, 2007 were a $15.4 million loan originated in May 2005 secured by a three-story building located in Manhattan, New York containing 10 retail stores; a $13.5 million loan originated in February 2007 secured by a professional office building located in White Plains, New York; and an $11.8 million loan originated in July 2004 secured by a five-story mixed-use building located in Manhattan, New York containing 30 residential apartments and 10 commercial units.

Small Mixed-Use Lending (Small Investment Property Loans).  Beginning in 2003, the Bank began originating small investment property loans.  Small investment property loans are typically sourced through brokers.  Generally, small investment properties include: owner and non-owner occupied one- to four-family residential, multifamily, or mixed-use properties under $1.0 million.  One important underwriting distinction between small investment property loans and other loans in the Bank’s commercial real estate portfolio is that the appraised value, in the majority of cases, is based upon a ‘comparable sales’ methodology rather than an income approach methodology.  Another important distinction is that the loans are required to be personally guaranteed by the borrowers.  The appraisal methodology chosen can vary depending upon the attributes of the underlying collateral and/or the availability of comparable sales data.  In cases where the comparable sales method of appraisal is used, loans can have debt service coverage ratios below 1%.  In such cases, the Bank looks to the borrower’s financial capacity to carry the loan.  Small investment property loans typically carry higher rates of interest in order to compensate the Bank for the assumed higher risk of default. Borrowers may be owner/occupants of the subject properties; borrowers are always required to provide the Bank with personal guarantees.  Because these loans are required to be personally guaranteed, the Bank relies heavily on both the financial and credit information of borrowers in its’ underwriting.  Small commercial real estate loans can be underwritten to a maximum loan-to-value ratio of 80%.  In the minority of cases where the income approach to appraised value is used, loans can be underwritten to a minimum debt service ratio of 110%.  At December 31, 2007, the Bank held in portfolio $72.6 million of loans classified as small investment property loans, or about 2% of the gross loan portfolio, with a weighted average FICO score of 709 and a weighted average loan-to-value ratio of 64%.

One- to Four-Family Residential and Cooperative Apartment Lending.   The Bank offers residential first and second mortgage loans secured primarily by owner-occupied, one- to four-family residences, including condominium and cooperative apartments.  The majority of one- to four-family residential loans in the Bank's loan portfolio were obtained through the Bank's acquisitions of Financial Federal Savings Bank in 1999 and Pioneer Savings Bank, F.S.B. in 1996.  The Bank originated $16.6 million of one- to four-family mortgages during the year ended December 31, 2007, including home equity and home improvement loans.  At December 31, 2007, $145.7 million, or 5.1%, of the Bank's loans consisted of one- to four-family residential and cooperative apartment loans.  The Bank is a participating seller/servicer with FNMA and generally underwrites its one- to four-family residential mortgage loans to conform with its standards.

Although the collateral securing cooperative apartment loans is composed of shares in a cooperative corporation (i.e., a corporation whose primary asset is the underlying building) and a proprietary lease in the borrower's apartment, cooperative apartment loans are treated as one- to four-family loans.  The Bank's portfolio of cooperative apartment loans was $6.2 million, or 0.2% of total loans, as of December 31, 2007.  The Bank did not originate any cooperative apartment loans during the year ended December 31, 2007.

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

The Bank generally sells its newly originated conforming fixed-rate one- to four-family mortgage loans with maturities in excess of 15 years in the secondary market to FNMA, and its non-conforming fixed-rate one- to four-family mortgage loans with maturities in excess of 15 years to various private sector secondary market purchasers.  With few exceptions, the Bank retains the servicing rights on all such loans sold.  During the year ended December 31, 2007, the Bank sold one- to four-family mortgage loans totaling $150,000 to non-affiliates.  As of December 31, 2007, the Bank's portfolio of one- to four-family fixed-rate mortgage loans serviced for others totaled $21.5 million.

Home Equity and Home Improvement Loans.  Home equity loans and home improvement loans, the majority of which are included in one- to four-family loans, are originated to a maximum of $250,000.  At the time of origination, the combined balance of the first mortgage and home equity or home improvement loan may not exceed the following limitations: (1) 89% of the appraised value of the collateral property at origination of the home equity or home improvement loan in the event that the Bank holds the first mortgage on the collateral property; or (2) 85% of the appraised value of the collateral property at origination of the home equity or home improvement loan in the event that the Bank does not hold the first mortgage on the collateral property.  On home equity and home improvement loans, the borrower pays an initial interest rate that may be as low as 200 basis points below the prime rate of interest in effect at origination.  After six months, the interest rate adjusts and ranges from the prime interest rate in effect at the time to 100 basis points above the prime interest rate in effect at the time.  The combined outstanding balance of the Bank's home equity and home improvement loans was $29.0 million at December 31, 2007.

Equity credit lines are available on multifamily residential and commercial real estate loans.  These loans are underwritten in the same manner as first mortgage loans on these properties, except that the combined loan-to-value ratio of the first mortgage and the equity line may not exceed 80%.  On multifamily residential and commercial real estate equity lines of credit, the borrower pays an interest rate generally ranging from 100 to 200 basis points above the prime rate, based upon the loan-to-value ratio of the combined first mortgage and equity credit at the time of origination of the equity line of credit.  The outstanding balance of these equity loans (which are included in the $29.0 million of total outstanding home equity and home improvement loans) was $11.9 million at December 31, 2007, on outstanding total lines of $38.4 million.

Construction Lending.  The Bank participates in various real estate construction loans underwritten by either qualified local financial institutions or a prominant national construction lender.  All of these construction projects are located in Brooklyn or Queens, New York, and in most instances, involve the conversion of desirable real estate from commercial to residential use.  Although it has assumed up to 90% participation on some construction loan commitments, the Bank generally does not act as primary underwriting agent for any of these loans.  The Bank does, however, carefully review the underwriting of these construction loans, and regularly inspects the construction progress and engineering reports prior to advancing funds.  During the year ended December 31, 2007, the Bank funded $25.2 million of new construction loans.  At December 31, 2007, the Bank had $31.0 million in unfunded construction loan commitments.

Loan Approval Authority and Underwriting.   The Board of Directors of the Bank establishes lending authorities for individual officers related to the various types of loan products offered by the Bank.  In addition, the Bank maintains a Loan Operating Committee entrusted with loan approval authority.  The Loan Operating Committee is comprised of the Chief Executive Officer, President, Chief Financial Officer, Chief Investment Officer, Chief Lending Officer and a credit officer overseeing the underwriting function for the type of loan under consideration.  The Loan Operating Committee has authority to approve loan originations in amounts up to $3.0 million.  Both the Loan Operating Committee and the Bank's Board of Directors must approve all loan originations exceeding $3.0 million.  All loans approved by the Loan Operating Committee are presented to the Bank's Board of Directors for its review.

Regulatory restrictions imposed on the Bank's lending activities limit the amount of credit that may be extended to any one borrower to 15% of unimpaired capital and unimpaired surplus. A single borrower may exceed the initial 15% limit, up to a final limit of 25%, if he or she secures the full amount of the outstanding loan balance in excess of the initial 15% limit with collateral in the form of readily marketable securities that have a reliable and continuously available price quotation.  (See "Item 1.  Business - Regulation - Regulation of Federal Savings Associations - Loans to One Borrower'').

Asset Quality

At both December 31, 2007 and December 31, 2006, the Company had neither whole loans nor collateral underlying MBS that would be considered subprime loans, i.e., mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their income or credit history.  (See "Item I – Business – Lending Activities" for a further discussion of the Bank's underwriting standards).

Non-performing loans (i.e., delinquent loans for which interest accruals have ceased in accordance with the Bank's policy discussed below - typically loans 90 days or more past due) totaled $2.9 million and $3.6 million at December 31, 2007 and 2006, respectively.  The decrease in non-performing loans during the year resulted primarily from the removal of four loans from non-performing status, totaling $2.0 million, that was partially offset by the addition of four loans totaling $1.3 million during the period.

Accrual of interest is discontinued on loans identified as impaired (as defined below) and past due ninety days. Any interest accrued to income in the year that interest accruals are discontinued is reversed. Payments on nonaccrual loans are generally applied to principal.  Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least twelve consecutive months.

The Bank had a total of 7 real estate and consumer loans, totaling $1.9 million, delinquent 60-89 days at December 31, 2007, compared to a total of 16 such delinquent loans, totaling $258,000, at December 31, 2006.   The majority of the dollar amount of both non-performing loans and loans delinquent 60-89 days was comprised of real estate loans.  The majority of the count of both non-performing loans and loans delinquent 60-89 days was composed of consumer loans (primarily depositor loans).  The growth in the dollar amount delinquent 60-89 days from December 31, 2006 to December 31, 2007 resulted primarily from a net increase of $1.4 million of 60 to 89 day delinquent real estate loans during the period.  The 60-89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of credit quality trends than non-performing loans.

Under accounting principles generally accepted in the United States of America ("GAAP"), the Bank is required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a loan constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Current OTS regulations require that troubled-debt restructurings remain classified as such until either the loan is repaid or returns to its original terms.  The Bank had no loans classified as troubled-debt restructurings at December 31, 2007 or 2006.

Statement of Financial Accounting Standards ("SFAS") 114, "Accounting By Creditors for Impairment of a Loan," as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures an amendment of FASB Statement No. 114" ("Amended SFAS 114"), provides guidelines for determining and measuring impairment in loans. For each loan that the Bank determines to be impaired, (i.e., possessing underlying collateral of an estimated fair value insufficient to satisfy the existing debt), impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimate of the fair value of the collateral.  A specific reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses.  A loan is considered impaired when it is probable that all contractual amounts due will not be collected in accordance with the terms of the loan. A loan is not deemed to be impaired, even during a period of delayed payment by the borrower, if the Bank ultimately expects to collect all amounts due, including interest accrued at the contractual rate. Generally, the Bank considers non-performing and troubled-debt restructured multifamily residential and commercial real estate loans, along with non-performing one- to four-family loans exceeding $417,000, to be impaired. Non-performing one-to four-family loans of $417,000 or less, as well as all consumer loans, are considered homogeneous loan pools and are not required to be evaluated individually for impairment.  The recorded investment in loans deemed impaired was approximately $2.8 million, consisting of six loans, at December 31, 2007, compared to $3.5 million, consisting of six loans, at December 31, 2006, and $84,000, consisting of one loan, at December 31, 2005.  The average total balance of impaired loans was approximately $2.7 million during the year ended December 31, 2007, $1.9 million during the year ended December 31, 2006, and $2.3 million during the year ended December 31, 2005.  During the year ended December 31, 2007, three impaired loans totaling $2.0 million were removed from impaired status while three loans totaling $1.2 million were added to impaired status.  Since much of the activity occurred during the final six months of 2007, while the period-end balance of impaired loans declined from December 31, 2006 to December 31, 2007, the average balance was higher during the year ended December 31, 2007, as $3.5 million of impaired loans added during the year ended December 31, 2006 had a greater impact on the average balance of impaired loans during 2007 than 2006.

Since the six impaired loans totaling $3.5 million added to impaired status during the year ended December 31, 2006 were added throughout the year, their impact upon the average balance of impaired loans was significantly lower than the change in the aggregate balance of impaired loans from December 31, 2005 to December 31, 2006. Similarly, during the year ended December 31, 2005, the majority of impaired loans entered impaired status early in the year but were repaid prior to December 31st.  As a result, although there was an increase in the balance of impaired loans from December 31, 2005 to December 31, 2006, the average balance of impaired loans was higher during the year ended December 31, 2005 compared to the year ended December 31, 2006.

At December 31, 2007 and 2006, reserves totaling $348,000 and $351,000, respectively, were allocated within the allowance for loan losses for impaired loans.  At December 31, 2007, non-performing loans exceeded impaired loans by $42,000, due to $42,000 of one- to four-family and consumer loans, which, while on non-performing status, were not deemed impaired since they had individual outstanding balances of $417,000 or less.

Other Real Estate Owned (“OREO”).  Property acquired by the Bank as a result of a foreclosure on a mortgage loan or deed in lieu of foreclosure is classified as OREO and recorded at the lower of the recorded investment in the related loan or the fair value of the property on the date of acquisition, with any resulting write down charged to the allowance for loan losses and any disposition expenses charged to the valuation allowance for possible losses on OREO. The Bank obtains a current appraisal on OREO property as soon as practicable after it takes possession and will generally reassess the value of OREO at least annually thereafter.  There were no OREO properties as of December 31, 2007, 2006 and 2005.

The following table sets forth information regarding non-performing loans, OREO, and troubled-debt restructurings at the dates indicated:

	At December 31,
	2007	2006	2005	2004	2003
Non-performing loans	(Dollars in Thousands)
One- to four-family	$11	$60	$317	$475	$346
Multifamily residential	2,236	1,655	384	830	-
Commercial real estate	577	1,859
Cooperative apartment	27	26	229	-	-
Other	5	6	28	154	179
Total non-performing loans	2,856	3,606	958	1,459	525
OREO	-	-	-	-	-
Total non-performing assets	2,856	3,606	958	1,459	525
Troubled-debt restructurings	-	-	-	-	-
Total non-performing assets and troubled-debt restructurings	$2,856	$3,606	$958	$1,459	$525

Impaired loans	$2,814	$3,514	$384	$830	$-

Ratios:
Total non-performing loans to total loans	0.10%	0.13%	0.04%	0.06%	0.02%
Total non-performing loans and troubled-debt restructurings to total loans	0.10	0.13	0.04	0.06	0.02
Total non-performing assets to total assets	0.08	0.11	0.03	0.04	0.02
Total non-performing assets and troubled- debt restructurings to total assets	0.08	0.11	0.03	0.04	0.02

Monitoring and Collection of Delinquent Loans.  Management of the Bank reviews delinquent loans on a monthly basis and reports to its Board of Directors regarding the status of all non-performing and otherwise delinquent loans in the Bank's portfolio.

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

Generally, the Bank initiates foreclosure proceedings when a loan is 90 days past due.  As soon as practicable after initiating foreclosure proceedings, the Bank procures current appraisal information in order to prepare an estimate of the fair value of the underlying collateral.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is generally sold.  It is the Bank's general policy to dispose of OREO properties as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating circumstances.

Classified Assets.  OTS regulations and Bank policy require that loans and other assets possessing certain negative characteristics be classified as ''Substandard,'' ''Doubtful'' or ''Loss'' assets. An asset is considered ''Substandard'' if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. ''Substandard'' assets have a well-defined weakness or weaknesses and are characterized by the distinct possibility that the Bank will sustain ''some loss'' if deficiencies are not corrected. Assets classified as ''Doubtful'' have all of the weaknesses inherent in those classified ''Substandard'' with the added characteristic that the weaknesses present make ''collection or liquidation in full,'' on the basis of current existing facts, conditions, and values, ''highly questionable and improbable.'' Assets classified as ''Loss'' are those considered ''uncollectible'' and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets which do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but possess potential weaknesses that deserve management's attention, are designated ''Special Mention.''

The Bank's Loan Loss Reserve Committee, subject to approval of the Bank's Board of Directors, establishes policies relating to the internal classification of loans.  The Bank believes that its classification policies are consistent with regulatory requirements. All non-performing and impaired loans, troubled-debt restructurings and OREO are considered classified assets. In addition, the Bank maintains a "watch list," comprised of loans that, while performing, are characterized by weaknesses requiring special attention from management and are considered to be potential problem loans.  This list includes loans that have either been classified as Substandard or Special Mention in previous years but have remained current for at least 12 months or loans that have experienced irregular payment histories.

The Loan Loss Reserve Committee reviews all loans in the Bank's portfolio quarterly, with particular emphasis on problem loans, in order to determine whether any loans require reclassification in accordance with applicable regulatory guidelines.  The Loan Loss Reserve Committee reports its conclusions to the Bank's Board of Directors on a quarterly basis.

During the year ended December 31, 2007 the Bank's classified assets continued at historically low levels, despite a slowdown in what had been a prolonged period of favorable real estate market conditions in the NYC metropolitan area.  The watch list contained 7 loans totaling $1.8 million at December 31, 2007, compared to 5 loans totaling $773,000 at December 31, 2006.  The increase resulted from the addition of a $1.0 million loan to the watch list during 2007.  At both December 31, 2007 and 2006, the Bank had no assets classified as either Doubtful or Loss.  At December 31, 2007, the Bank had 31 loans totaling $1.2 million designated Special Mention, compared to 47 loans totaling $783,000 at December 31, 2006, reflecting the increase in watch list loan balance during the year ended December 31, 2007.  At both December 31, 2007 and 2006, the Bank had $3.7 million of assets classified as Substandard.

The following table sets forth the Bank's aggregate carrying value of the assets classified as either Substandard or Special Mention at December 31, 2007:

	Special Mention		Substandard
	Number	Amount	Number	Amount
	(Dollars in Thousands)
Mortgage Loans:
Multifamily residential	2	$1,044	4	$1,916
One- to four-family	1	58	-	-
Cooperative apartment	3	102	1	38
Commercial real estate	-	-	2	1,715
Total Mortgage Loans	6	1,204	7	$3,669
Other loans	25	36	6	5
OREO	-	-	-	-
Total	31	$1,240	13	$3,674

F-59

Allowance for Loan Losses

GAAP requires the Bank to maintain an appropriate allowance for loan losses.  The Bank believes that its allowance for loan losses was determined in accordance with such requirements.  The Loan Loss Reserve Committee is charged with, among other functions, responsibility for monitoring the appropriateness of the loan loss reserve. The Loan Loss Reserve Committee's findings, along with recommendations for changes to loan loss reserve provisions, if any, are reported directly to the Bank's senior management and Board of Directors.  The following table sets forth activity in the Bank's allowance for loan losses at or for the dates indicated:

	At or for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Total loans outstanding at end of period (1)	$2,877,025	$2,703,673	$2,612,095	$2,501,805	$2,192,640
Average total loans outstanding (1)	$2,777,220	$2,651,601	$2,535,574	$2,397,187	$2,206,003
Allowance for loan losses:
Balance at beginning of period	$15,514	$15,785	$15,543	$15,018	$15,458
Provision for loan losses	240	240	340	280	288
Charge-offs
Multifamily residential	-	-	-	-	-
Commercial real estate	-	-	-	-	-
One- to four-family	-	(2)	-	(3)	(2)
FHA/VA insured	-	-	-	-	-
Cooperative apartment	-	-	-	-	(1)
Other	(28)	(48)	(76)	(155)	(60)
Total charge-offs	(28)	(50)	(76)	(158)	(63)
Recoveries	19	23	31	25	34
Reserve for loan commitments transferred (to) from other liabilities	(358)	(484)	(53)	378	(699)
Balance at end of period	$15,387	$15,514	$15,785	$15,543	$15,018
Allowance for loan losses to total loans at end of period	0.53%	0.57%	0.60%	0.62%	0.68%
Allowance for loan losses to total non-performing loans at end of period	538.76	430.23	1,647.70	1,065.32	2,860.57
Allowance for loan losses to total non-performing loans and troubled-debt restructurings at end of period	538.76	430.23	1,647.70	1,065.32	2,860.57
Ratio of net charge-offs to average loans outstanding during the period	-	-	-	-	-

(1)	Total loans represent gross loans, net of deferred loan fees and discounts.

Based upon its evaluation of the loan portfolio, management believes that the Bank maintained its allowance for loan losses at a level appropriate to absorb losses inherent within the Bank's loan portfolio as of the balance sheet dates.  Factors considered in determining the appropriateness of the allowance for loan losses include the Bank's past loan loss experience, known and inherent risks in the portfolio, existing adverse situations which may affect a borrower's ability to repay, estimated value of underlying collateral and current economic conditions in the Bank's lending area. Although management uses available information to estimate losses on loans, future additions to, or reductions in, the allowance may be necessary based on changes in economic conditions beyond management's control. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to, or reductions in, the allowance based upon judgments different from those of management.

The allowance for loan losses was $15.4 million at December 31, 2007 compared to $15.5 million at December 31, 2006. During the year ended December 31, 2007, the Bank recorded a provision of $240,000 to the allowance for loan losses to provide for growth in its loan portfolio balances.   In addition during the year ended December 31, 2007, the Bank re-designated $358,000 of its allowance for loan losses into other liabilities related to reserves on loan origination commitments.  The Bank also recorded net charge-offs of $9,000 during the year ended December 31, 2007, all of which related to consumer loans.

The following table sets forth the Bank's allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated:

F-59

	At December 31,
	2007		2006		2005		2004		2003
	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)
	(Dollars in Thousands)
Impaired loans	$348	0.10%	$351	0.13%	$38	0.01%	$83	0.04%	$-	-
Multifamily residential	9,381	67.72	8,948	68.62	10,137	71.75	11,753	76.72	11,391	79.24%
Commercial real estate	4,449	25.31	5,208	24.61	4,759	22.10	3,161	16.98	2,742	14.15
One-to four- family	347	4.86	496	5.43	496	5.20	436	5.05	686	5.67
Cooperative apartment	33	0.21	45	0.27	59	0.39	65	0.47	124	0.63
Construction and land acquisition	764	1.72	392	0.86	196	0.46	-	0.62	-	0.13
Other	65	0.08	74	0.08	100	0.09	45	0.12	75	0.18
Total	$15,387	100.00%	$15,514	100.00%	$15,785	100.00%	$15,543	100.00%	$15,018	100.00%

(1)	Total loans represent gross loans less FHA and VA guaranteed loans.

Investment Activities

Investment Strategies of the Holding Company.  At December 31, 2007, the Holding Company's principal asset was its $321.1 million investment in the Bank's common stock.  Other Holding Company investments are intended primarily to provide future liquidity which may be utilized for general business activities.  These may include, but are not limited to: (1) purchases of the Holding Company's common stock into treasury; (2) repayment of principal and interest on the Holding Company's $25.0 million subordinated note obligation and $72.2 million trust preferred securities borrowing; (3) subject to applicable dividend restriction limitations, the payment of dividends on the Holding Company's common stock; and/or (4) investments in the equity securities of other financial institutions and other investments not permitted to the Bank.  The Holding Company's investment policy calls for investments in relatively short-term, liquid securities similar to those permitted by the securities investment policy of the Bank.  The Holding Company cannot assure that it will engage in any of these activities in the future.

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

Investment strategies are implemented by the Asset and Liability Management Committee ("ALCO"), which is comprised of the Chief Financial Officer, Chief Investment Officer, Treasurer and other financial officers.  The strategies take into account the overall composition of the Bank's balance sheet, including loans and deposits, and are intended to protect and enhance the Bank's earnings and market value.  The strategies are reviewed monthly by the ALCO and reported regularly to the Board of Directors.

The Holding Company or the Bank may, with respective Board approval, engage in hedging transactions utilizing derivative instruments.  During the years ended December 31, 2007 and 2006, neither the Holding Company nor the Bank held any derivative instruments or embedded derivative instruments that required bifurcation.

MBS.  MBS provide the portfolio with investments offering desirable repricing, cash flow and credit quality characteristics. MBS yield less than the loans that underlie the securities as a result of the cost of payment guarantees and credit enhancements which reduce credit risk to the investor.  Although MBS guaranteed by federally sponsored agencies carry a reduced credit risk compared to whole loans, such securities remain subject to the risk that fluctuating interest rates, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such loans and thus affect both the prepayment speed and value of such securities.  MBS, however, are more liquid than individual mortgage loans and may readily be used to collateralize borrowings.  The MBS portfolio also provides the Holding Company and the Bank with important interest rate risk management features, as the entire portfolio provides monthly cash flow for re-investment at current market interest rates.  At December 31, 2007 and 2006, respectively, all MBS owned by the Company possessed the highest possible investment credit rating.

The Company's consolidated investment in MBS totaled $162.8 million, or 4.6% of total assets, at December 31, 2007, the majority of which was owned by the Bank.  At December 31, 2007, the largest component of the portfolio was $117.2 million in Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs") owned by the Bank.  All of the CMOs and REMICs were either U.S agency guaranteed obligations or issued by highly rated private financial institutions.  All of the non-agency guaranteed obligations were rated in the highest ratings category by at least one nationally recognized rating agency at the time of purchase.  None of the CMOs and REMICs had stripped principal and interest components and all occupied priority tranches within their respective issues.  As of December 31, 2007, the fair value of CMOs and REMICs was approximately $2.2 million below their cost basis.

The remaining MBS portfolio was comprised of pass-through securities guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Agency ("GNMA") or FNMA.  These securities approximated 23.1% of the total MBS portfolio at December 31, 2007.  This portion of the portfolio was comprised of $36.4 million of FHLMC or FNMA securities that are fixed for a period of five or seven years and then reset annually thereafter,  $6.4 million of seasoned fixed-rate FNMA pass-through securities with an average estimated duration of less than 3.0 years, $1.3 million of GNMA ARM pass-through securities with a weighted average term to next rate adjustment of less than one year, and a $1.4 million FNMA 18-year balloon MBS.

GAAP requires that investments in equity securities have readily determinable fair values and investments in debt securities be classified in one of the following three categories and accounted for accordingly:  trading securities, securities available for sale or securities held to maturity.  Neither the Holding Company nor the Bank owned any securities classified as trading securities during the twelve months ended December 31, 2007, nor do they presently anticipate establishing a trading portfolio.  Unrealized gains and losses on available for sale securities are reported as a separate component of stockholders' equity referred to as accumulated other comprehensive income, net of deferred taxes.  At December 31, 2007, the Holding Company and the Bank owned, on a combined basis, $196.9 million of securities classified as available for sale, which represented 5.6% of total assets. Based upon the size of the available for sale portfolio, future variations in the market value of the available for sale portfolio could result in fluctuations in the Company's consolidated stockholders' equity.

The Company typically classifies MBS as available for sale, in recognition of the greater prepayment uncertainty associated with these securities, and carries them at fair market value.  The amortized cost of MBS available for sale (excluding CMOs and REMICs) was $420,000 above their fair value at December 31, 2007.

The following table sets forth activity in the MBS portfolio for the periods indicated:

	For the Year Ended December 31,
	2007	2006	2005
	Dollars in Thousands
Amortized cost at beginning of period	$160,096	$199,931	$526,074
(Sales) Purchases, net	37,992	-	(235,791)
Principal repayments	(33,329)	(39,420)	(89,072)
Premium amortization, net	(256)	(415)	(1,280)
Amortized cost at end of period	$164,503	$160,096	$199,931

Corporate Debt Obligations.  Both the Holding Company and the Bank invest in short-term investment-grade debt obligations of various corporations. Corporate debt obligations generally carry both a higher rate of return and a higher degree of credit risk than U.S. Treasury and agency securities with comparable maturities. In addition, corporate securities are generally less liquid than comparable U.S. Treasury and agency securities. In recognition of the additional risks associated with these securities, the Bank's investment policy limits new investments in corporate debt obligations to companies rated single ''A'' or better by one of the nationally recognized rating agencies, and limits investments in any one corporate entity to the lesser of 1% of total assets or 15% of the Bank's equity. At December 31, 2007, the Company's consolidated portfolio of corporate debt obligations totaled $17.0 million.  All of these investments were held by the Bank.

Municipal Agencies. At December 31, 2007, the Bank had an investment in municipal agency obligations totaling $10.1 million,  all of which were acquired during 2007.  At December 31, 2007, the market value of these securities exceeded their amortized cost basis, and they possessed a weighted average tax-adjusted yield approximating 4.1% and a weighted average duration approximating 7.0 years.

Equity Investments.  The Company's consolidated investment in equity securities totaled $7.1 million at December 31, 2007, and was comprised primarily of various equity mutual fund investments.

The following table sets forth the amortized cost and fair value of the total portfolio of investment securities and MBS at the dates indicated:

	At December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
MBS:	Dollars in Thousands
CMOs and REMICs	$119,386	$117,228	$148,461	$143,157	$185,510	$179,495
FHLMC	31,174	31,611	-	-	-	-
FNMA	12,677	12,646	9,862	9,488	12,077	11,599
GNMA	1,266	1,279	1,773	1,792	2,344	2,359
Total MBS	164,503	162,764	160,096	154,437	199,931	193,453
Investment securities:
U.S. Treasury and agency	-	-	-	-	17,067	17,060
Municipal agencies	9,951	10,028	-	-	-	-
Other	24,830	24,147	29,738	29,783	27,322	28,228
Total investment securities	34,781	34,175	29,738	29,783	44,389	45,288
Net unrealized loss (1)	(2,345)	-	(5,614)	-	(5,581)	-
Total securities, net	$196,939	$196,939	$184,220	$184,220	$238,739	$238,741

(1)
The net unrealized loss relates to available for sale securities in accordance with SFAS 115, "Accounting for Investments in Debt and Equity Securities." ("SFAS 115").  The net unrealized loss is presented in order to reconcile the amortized cost of the available for sale securities portfolio to the recorded value reflected in the Company's Consolidated Statements of Financial Condition.

The following table sets forth the amortized cost and fair value of the total portfolio of investment securities and MBS, by accounting classification and type of security, at the dates indicated:

	At December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-Maturity:	Dollars in Thousands
MBS (1)	$-	$-	$-	$-	$-	$-
Investment securities (2)	80	80	235	235	455	456
Total Held-to-Maturity	$80	$80	$235	$235	$455	$456

Available-for-Sale:
MBS:
Pass-through securities	$45,117	$45,536	$11,635	$11,280	$14,421	$13,958
CMOs and REMICs	119,386	117,228	148,461	143,157	185,510	179,495
Total MBS available-for-sale	164,503	162,764	160,096	154,437	199,931	193,453
Investment securities (2)	34,701	34,095	29,503	29,548	43,934	44,832
Net unrealized loss (3)	(2,345)	-	(5,614)	-	(5,581)	-
Total Available-for-Sale	$196,859	$196,859	$183,985	$183,985	$238,284	$238,285
Total securities, net	$196,939	$196,939	$184,220	$184,220	$238,739	$238,741
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

The held to maturity security at December 31, 2007 is scheduled to mature during the year ending December 31, 2008 and has a weighted average yield of 7.50%.

The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of available for sale investment securities and MBS (exclusive of equity investments) at December 31, 2007, by remaining period to contractual maturity. With respect to MBS, the entire carrying amount of each security at December 31, 2007 is reflected in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments.  The investment policies of both the Holding Company and the Bank call for the purchase of only priority tranches when investing in MBS.  As a result, the weighted average duration of the Company's MBS approximated 2.5 years as of December 31, 2007 when giving consideration to anticipated repayments or possible prepayments, which is far less than their calculated average maturity in the table below.  Other than obligations of federal agencies and GSEs, neither the Holding Company nor the Bank had a combined investment in securities issued by any one entity in excess of the lesser of 1% of total assets or 15% of the Bank's equity at December 31, 2007.

	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in Thousands)
MBS:
Due within 1 year	-	-	-
Due after 1 year but within 5 years	-	-	-
Due after 5 years but within 10 years	$71,959	$70,666	3.92%
Due after ten years	92,544	92,098	4.74
Total	164,503	162,764	4.38

Municipal agency:
Due within 1 year	-	-	-
Due after 1 year but within 5 years	348	351	3.79
Due after 5 years but within 10 years	9,603	9,677	3.73
Due after ten years	-	-	-
Total	9,951	10,028	3.73

Corporate and other:
Due within 1 year	5,218	5,190	5.81
Due after 1 year but within 5 years	-	-	-
Due after 5 years but within 10 years	-	-	-
Due after ten years	11,959	11,765	6.80
Total	17,177	16,955	6.50

Total:
Due within 1 year	5,218	5,190	5.81
Due after 1 year but within 5 years	348	351	3.79
Due after 5 years but within 10 years	81,562	80,343	3.90
Due after ten years	104,503	103,863	4.98
Total	$191,631	$189,747	4.54%

Sources of Funds

General.   The Bank's primary sources of funding for its lending and investment activities include deposits,  repayments of loans and MBS, investment security maturities and redemptions, FHLBNY advances and borrowing in the form of REPOS entered into with various financial institutions, including the FHLBNY.  The Bank also sells selected multifamily residential and mixed use loans to FNMA, and all long-term, one- to four-family residential real estate loans to either FNMA or other financial institutions.  The Company may additionally issue debt under appropriate circumstances.

Deposits.   The Bank offers a variety of deposit accounts possessing a range of interest rates and terms.  At December 31, 2007, the Bank offered, and presently offers, savings, money market, checking, NOW and Super NOW accounts, and CDs. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition from other financial institutions and investment products. Traditionally, the Bank has relied upon direct marketing, customer service, convenience and long-standing relationships with customers to generate deposits.  The communities in which the Bank maintains branch offices have historically provided nearly all of its deposits. At December 31, 2007, the Bank had deposit liabilities of $2.18 billion, up $171.5 million from December 31, 2006 (See "Part II - Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources").  Within total deposits at December 31, 2007, $364.6 million, or 16.7%, consisted of CDs with a minimum denomination of one-hundred thousand dollars.  Individual Retirement Accounts totaled $120.6 million, or 5.5% of total deposits on that date.

The Bank is authorized to accept brokered CDs up to an aggregate limit of $120.0 million.  At December 31, 2007 and 2006, the Bank had no brokered CDs.

The following table presents the deposit activity of the Bank for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Deposits	$3,098,739	$1,826,641	$2,942,773
Withdrawals	3,003,034	1,789,552	3,279,191
Deposits (less) greater than Withdrawals	$95,705	$37,089	(336,418)
Interest credited	75,761	56,671	41,141
Total (decrease) increase in deposits	$171,466	$93,760	$(295,277)

At December 31, 2007, the Bank had $364.6 million in CDs with a minimum denomination of one-hundred thousand dollars as follows:

Maturity Period	Amount	Weighted Average Rate
(Dollars in Thousands)
Within three months	$121,329	4.61%
After three but within six months	181,170	4.88
After six but within twelve months	36,636	4.46
After 12 months	25,456	4.55
Total	$364,591	4.72%

The following table sets forth the distribution of the Bank's deposit accounts and the related weighted average interest rates at the dates indicated:

	At December 31, 2007			At December 31, 2006			At December 31, 2005
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
	(Dollars in Thousands)
Savings accounts	$274,067	12.57%	0.55%	$298,522	14.86%	0.59%	$335,527	17.52%	0.56%
CDs	1,077,087	49.41	4.61	1,064,669	53.01	4.76	978,585	51.11	3.50
Money market accounts	678,759	31.14	4.04	514,607	25.62	3.56	464,962	24.28	1.69
NOW and Super NOW accounts	58,414	2.68	2.28	35,519	1.77	1.08	38,697	2.02	1.01
Checking accounts	91,671	4.20	0.15	95,215	4.74	-	97,001	5.07	-
Totals	$2,179,998	100.00%	3.67%	$2,008,532	100.00%	3.54%	$1,914,772	100.00%	2.32%

F-59

The following table presents, by interest rate ranges, the dollar amount of CDs outstanding at the dates indicated and the period to maturity of the CDs outstanding at December 31, 2007:

	Period to Maturity at December 31, 2007
Interest Rate Range	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at December 31, 2007	Total at December 31, 2006	Total at December 31, 2005
(Dollars in Thousands)
2.00% and below	$21,802	$22	-	-	$21,824	$69,396	$134,953
2.01% to 3.00%	17,578	4,237	$112	-	21,927	77,401	187,456
3.01% to 4.00%	198,624	24,729	7,230	$10	230,593	63,645	423,177
4.01% to 5.00%	452,445	55,312	1,603	-	509,360	142,657	220,750
5.01% and above	277,679	15,628	76	-	293,383	711,570	12,249
Total	$968,128	$99,928	$9,021	$10	$1,077,087	$1,064,669	$978,585

Borrowings.   The Bank has been a member and shareholder of the FHLBNY since 1980. One of the privileges offered to FHLBNY shareholders is the ability to secure advances from the FHLBNY under various lending programs at competitive interest rates.  The Bank's borrowing line equaled $1.04 billion at December 31, 2007.

The Bank had FHLBNY advances totaling $706.5 million and $571.5 million at December 31, 2007 and 2006, respectively. At December 31, 2007, the Bank maintained sufficient collateral, as defined by the FHLBNY (principally in the form of real estate loans), to secure such advances.

REPOS totaled $155.1 million and $120.2 million, respectively, at December 31, 2007 and 2006.  REPOS involve the delivery of securities to broker-dealers as collateral for borrowing transactions. The securities remain registered in the name of the Bank, and are returned upon the maturities of the agreements. Funds to repay the Bank's REPOS at maturity are provided primarily by cash received from the maturing securities.

Presented below is information concerning REPOS and FHLBNY advances for the periods presented:

REPOS:
	At or for the Year Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Balance outstanding at end of period	$155,080	$120,235	$205,455
Average interest cost at end of period	4.53%	3.54%	2.99%
Average balance outstanding during the period	$132,685	$134,541	$205,530
Average interest cost during the period (a)	4.11%	1.95%(a)	2.90%
Carrying value of underlying collateral at end of period	$163,116	$126,830	$213,925
Estimated fair value of underlying collateral	$163,116	$126,830	$213,925
Maximum balance outstanding at month end during period	$155,160	$205,455	$205,584

(a) During the year ended December 31, 2006, the Company recorded a reduction of $2,176 in interest expense on REPOs that resulted from such borrowings that were prepaid.  Excluding this reduction, the average cost of REPOs would have been 3.56% during the year ended December 31, 2006.

FHLBNY Advances:
	At or for the Year Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Balance outstanding at end of period	$706,500	$571,500	$531,500
Average interest cost at end of period	4.07%	4.37%	4.62%
Weighted average balance outstanding during the period	$520,972	$565,612	$508,583
Average interest cost during the period (1)	4.30%	4.69%	4.49%
Maximum balance outstanding at month end during period	$706,500	$596,500	$531,500

(1) Amounts in the above table exclude the effects of prepayment expenses paid on FHLBNY advances.  Including prepayment expenses of $1.4 million paid on FHLBNY advances during the year ended December 31, 2006, the average interest cost on FHLBNY advances was 4.45% during the year ended December 31, 2006.  The Bank did not prepay any FHLBNY advances during the years ended December 31, 2007 or 2005.

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

Subsidiary Activities

In addition to the Bank, the Holding Company's direct and indirect subsidiaries consist of seven wholly-owned corporations, two of which are directly owned by the Holding Company and five of which are directly owned by the Bank. Havemeyer Equities Inc., a corporation formerly owned by the Bank, was dissolved in 2007.  The following table presents an overview of the Holding Company's subsidiaries, other than the Bank, as of December 31, 2007:

Subsidiary	Year/ State of Incorporation	Primary Business Activities
Direct Subsidiaries of the Holding Company:
842 Manhattan Avenue Corp.	1995/ New York	Management and ownership of real estate. Currently Inactive
Dime Community Capital Trust I	2004/ Delaware	Statutory Trust (1)
Direct Subsidiaries of the Bank:
Boulevard Funding Corp.	1981 / New York	Currently inactive
Havemeyer Investments, Inc.	1997 / New York	Sale of non-FDIC insured investment products
DSBW Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in multifamily residential and commercial real estate loans
DSBW Residential Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in one- to four-family real estate loans
Dime Reinvestment Corporation	2004 / Delaware	Community Development Entity. Currently inactive.

(1)   Dime Community Capital Trust I was established for the exclusive purpose of issuing and selling $72.2 million of capital securities and using the proceeds to acquire $72.2 million of junior subordinated debt securities issued by the Holding Company. The junior subordinated debt (referred to later in this Annual Report as "trust preferred securities payable " bear an interest rate of 7.0%, mature on April 14, 2034 and are the sole assets of Dime Community Capital Trust I.  In accordance with revised interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," Dime Community Capital Trust I is not consolidated with the Holding Company for financial reporting purposes.

Personnel

As of December 31, 2007, the Company had 334 full-time employees and 80 part-time employees.  The employees are not represented by a collective bargaining unit, and the Holding Company and all of its subsidiaries consider their relationships with their employees to be good.

Federal, State and Local Taxation

Federal Taxation

The following is a discussion of material tax matters and does not purport to be a comprehensive description of the tax rules applicable to the Company.

General.  The Bank was last audited by the Internal Revenue Service ("IRS") for its taxable year ended December 31, 1988.  For federal income tax purposes, the Company files a consolidated income tax return on a June 30th fiscal year basis using the accrual method of accounting and is subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts, discussed below.

Tax Bad Debt Reserves.  The Bank, as a "large bank" under IRS classifications (i.e., one with assets having an adjusted basis in excess of $500 million), is: (i) unable to make additions to its tax bad debt reserve, (ii) permitted to deduct bad debts only as they occur, and (iii) required to recapture (i.e., take into income) over a multi-year period a portion of the balance of its tax bad debt reserves as of June 30, 1997.  Since the Bank had already provided a deferred income tax liability for the bad debt reserve for financial reporting purposes, there was no adverse impact to the Bank's financial condition or results of operations from the enactment of the federal legislation that imposed the recapture requirement.

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

An amount based on the total non-dividend distributions paid will be included in the Bank's taxable income in the year of distribution.  Dividends paid out of current or accumulated earnings and profits will not be included in the Bank's income.  The amount of additional taxable income created from a non-dividend distribution is the amount that, when reduced by the amount of the tax attributable to this income, is equal to the amount of the distribution. Thus, assuming a 35% federal corporate income tax rate, approximately one and one-half times the amount of such distribution (but not in excess of the amount of the above-mentioned reserves) would be includable in income for federal income tax purposes. (See "Item 1 – Business - Regulation - Regulation of Federal Savings Associations - Limitation on Capital Distributions," for a discussion of limits on the payment of dividends by the Bank). The Bank does not intend to pay dividends that would result in a recapture of any portion of its base year tax bad debt reserves.

Corporate Alternative Minimum Tax. The Bank's current federal rate is 35% of taxable income.  The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is adjusted by determining the tax treatment of certain items in a manner that negates the deferral or deduction of income resulting from the customary tax treatment of those items. Thus, the Bank's AMTI is increased by 75% of the amount by which the Bank's adjusted current earnings exceed its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses).

State and Local Taxation

State of New York. The Company is subject to New York State ("NYS") franchise tax on one of several alternative bases, whichever results in the greatest tax, and files combined returns for this purpose. The basic tax is measured by "entire net income," which is federal taxable income with adjustments.  In instances where entire net income is less than zero, the Bank is taxed at rate equal to 1% of assets.

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

The statutory NYS tax rate for the year ended December 31, 2007 approximated 8.63% of taxable income.  This rate included a metropolitan commuter transportation district surcharge.

City of New York.  The Holding Company and the Bank are both subject to a NYC banking corporation tax of 9% on taxable income allocated to NYC.   In instances where entire net income is less than zero, the Bank is taxed at rate equal to 1% of assets deemed to be headquartered in New York City.

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

Regulation

General

The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation ("FDIC"), as its deposit insurer.  The Bank's deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund ("DIF") [formerly the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"), which merged into the DIF as of March 31, 2006].  The Bank must file reports with the OTS concerning its activities and financial condition, and must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS conducts periodic examinations to assess the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association may engage and is intended primarily for the protection of the DIF and depositors.  As a publicly-held unitary savings and loan holding company, the Holding Company is required to file certain reports with, and otherwise comply with the rules and regulations of, both the SEC, under the federal securities laws, and the OTS.

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

Statement on Subprime Lending. On June 29, 2007, the OTS and other federal bank regulatory agencies issued a final Statement on Subprime Mortgage Lending (the “Subprime Mortgage Statement”) to address the growing concerns facing the subprime mortgage market, particularly with respect to rapidly rising subprime default rates that may indicate borrowers do not have the ability to repay adjustable-rate subprime loans originated by financial institutions.  In particular, the agencies express concern in the Subprime Mortgage Statement that current underwriting practices do not take into account that many subprime borrowers are not prepared for "payment shock" and that current subprime lending practices compound the risk for financial institutions.  The Subprime Mortgage Statement describes the prudent safety and soundness and consumer protection standards that financial institutions should follow to ensure borrowers obtain loans that they can afford to repay.  These standards include a fully indexed, fully amortized qualification for borrowers and cautions on risk-layering features, including expectation that stated income and reduced documentation should be accepted only if there are documented mitigating factors that clearly minimize the need for verification of a borrower's repayment capacity.  Consumer protection standards include clear and balanced product disclosures to customers and limits on prepayment penalties that allow for a reasonable period of time, typically at least 60 days, for borrowers to refinance prior to the expiration of the initial fixed interest rate period without penalty.  The Subprime Mortgage Statement also reinforces the April 17, 2007 Interagency Statement on Working with Mortgage Borrowers, in which the federal bank regulatory agencies encouraged institutions to work constructively with residential borrowers who are financially unable or reasonably expected to be unable to meet their contractual payment obligations on their home loans.

The Company has evaluated the Nontraditional Mortgage Product Guidance and the Subprime Mortgage Statement to determine our compliance and, as necessary, modified our risk management practices, underwriting guidelines and consumer protection standards.

Loans to One Borrower.   Under HOLA, savings associations are generally subject to limits on loans to one borrower identical to those imposed on national banks. Generally, pursuant to these limits, a savings association may not advance a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and unimpaired surplus. Additional amounts may be advanced, not in excess of 10% of unimpaired capital and unimpaired surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2007, the Bank's limit on loans to one borrower was $71.2 million.  The Bank's largest aggregate amount of loans to one borrower on that date was $36.1 million and the second largest borrower had an aggregate loan balance of $33.9 million.

QTL Test.  HOLA requires savings associations to satisfy a QTL test.  A savings association may satisfy the QTL test by maintaining at least 65% of its ''portfolio assets'' in certain ''qualified thrift investments'' during at least nine months of the most recent twelve-month period. ''Portfolio assets'' means, in general, an association's total assets less the sum of: (i) specified liquid assets up to 20% of total assets, (ii) certain intangibles, including goodwill, credit card relationships and purchased MSR, and (iii) the value of property used to conduct the association's business. ''Qualified thrift investments'' include various types of loans made for residential and housing purposes; investments related to such purposes, including certain mortgage-backed and related securities; and small business, education, and credit card loans.  A savings association may additionally satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Code.  At December 31, 2007, the Bank maintained 69.1% of its portfolio assets in qualified thrift investments. The Bank also satisfied the QTL test in each of the prior 12 months and, therefore, was a QTL.

A savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The initial restrictions include prohibitions against (i) engaging in any new activity not permissible for a national bank, (ii) paying dividends not permissible under national bank regulations, and (iii) establishing any new branch office in a location not permissible for a national bank in the association's home state. In addition, within one year of the date a savings association ceases to satisfy the QTL test, any company controlling the association must register under, and become subject to the requirements of, the Bank Holding Company Act of 1956, as amended ("BHCA").  A savings association that has failed the QTL test may requalify under the QTL test and be relieved of the limitations; however, it may do so only once.  If the savings association does not requalify under the QTL test within three years after failing the QTL test, it will be required to terminate any activity, and dispose of any investment, not permissible for a national bank.

Capital Requirements.  OTS regulations require savings associations to satisfy three minimum capital standards: (i) a tangible capital ratio of 1.5%; (ii) a risk-based capital ratio of 8%; and (iii) a leverage capital ratio.  For depository institutions that have been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System, the minimum required leverage capital ratio is 3%.  For any other depository institution, the minimum required leverage capital ratio is 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution.  In assessing an institution's capital adequacy, the OTS takes into consideration not only these numeric factors but qualitative factors as well, and possesses the authority to establish increased capital requirements for individual institutions when necessary.

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

The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements:

	As of December 31, 2007
	Actual		Minimum Capital Requirement
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tangible	$269,231	7.88%	$51,228	1.5%
Leverage Capital	269,231	7.88	136,609	4.0
Total Risk-based capital	266,645	11.92	178,954	8.0

F-59

The following is a reconciliation of GAAP capital to regulatory capital for the Bank:

	At December 31, 2007
	Tangible Capital	Leverage Capital	Total Risk-Based Capital
	(Dollars in Thousands)
GAAP capital	$321,091	$321,091	$321,091
Non-allowable assets:
MSR	(254)	(254)	(254)
Accumulated other comprehensive loss	4,032	4,032	4,032
Goodwill	(55,638)	(55,638)	(55,638)
Tier 1 risk-based capital	269,231	269,231	269,231
Adjustment for recourse provision on loans sold	-	-	(17,973)
General valuation allowance	-	-	15,387
Total Tier 2 risk based capital	269,231	269,231	266,645
Minimum capital requirement	51,228	136,609	178,954
Regulatory capital excess	$218,003	$132,622	$87,691

Limitation on Capital Distributions.   OTS regulations impose limitations upon capital distributions by savings associations, such as cash dividends, payments to purchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital.

As the subsidiary of a savings and loan holding company, the Bank is required to file a notice with the OTS at least 30 days prior to each capital distribution.  However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year plus the retained net income for the preceding two years, the Bank must file an application for OTS approval of a proposed capital distribution.  In addition, the OTS can prohibit a proposed capital distribution otherwise permissible under the regulation if it determines that the association is in need of greater than customary supervision or that a proposed distribution would constitute an unsafe or unsound practice. Further, under OTS prompt corrective action regulations, the Bank would be prohibited from making a capital distribution if, after the distribution, the Bank would fail to satisfy its minimum capital requirements, as described above  (See ''Item 1 – Business - Regulation - Regulation of Federal Savings Associations - Prompt Corrective Regulatory Action'').  In addition, pursuant to the Federal Deposit Insurance Act ("FDIA"), an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" as defined in the FDIA.

Liquidity.   Pursuant to OTS regulations, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation (See "Part II - Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further discussion).  At December 31, 2007, the Bank's liquid assets approximated 11.48% of total assets.

Assessments.   Savings associations are required by OTS regulation to pay semi-annual assessments to the OTS to fund its operations.  The regulations base the assessment for individual savings associations, other than those with total assets never exceeding $100.0 million, on three components: the size of the association (on which the basic assessment is based); the association's supervisory condition, which results in percentage increases for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in percentage increases for a savings association that managed over $1 billion in trust assets, serviced loans for other institutions aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion.  Savings and loan holding companies are also required to pay semi-annual assessments to the OTS.  For the year ended December 31, 2007, assessments paid for the Bank and Holding Company totaled $13,000.

Branching.   Subject to certain limitations, HOLA and OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such a branch is available: (i) in states that expressly authorize branches of savings associations located in another state, and (ii) to an association that either satisfies the QTL test or qualifies as a ''domestic building and loan association'' under the Code, which imposes qualification requirements similar to those for a QTL under HOLA (See "Item 1 – Business - Regulation - Regulation of Federal Savings Associations - QTL Test'').  HOLA and OTS regulations preempt any state law purporting to regulate branching by federal savings associations.

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

Standards for Safety and Soundness.   Pursuant to FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the OTS, together with the other federal bank regulatory agencies, has adopted guidelines prescribing safety and soundness standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other features, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.  In addition, the OTS has adopted regulations pursuant to FDICIA that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the ''prompt corrective action'' provisions of FDICIA (See "Item 1 – Business - Regulation - Regulation of Savings Associations – Prompt Corrective Regulatory Action").  If an institution fails to comply with such an order, the OTS may seek enforcement in judicial proceedings and the imposition of civil money penalties.

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

In 2006, the OTS adopted guidance entitled "Concentrations in Commercial Real Estate (CRE) Lending, Sound Risk Management Practices" (the "CRE Guidance"), to address concentrations of commercial real estate loans in savings associations.  The CRE Guidance reinforces and enhances the OTS existing regulations and guidelines for real estate lending and loan portfolio management, but does not establish specific commercial real estate lending limits.  Rather, the CRE Guidance seeks to promote sound risk management practices that will enable savings associations to continue to pursue commercial real estate lending in a safe and sound manner.  The CRE Guidance applies to savings associations with an accumulation of credit concentration exposures and asks that the associations quantify the additional risk such exposures may pose.  Such quantification should include the stratification of the commercial real estate portfolio by, among other qualities, property type, geographic market, tenant concentrations, tenant industries, developer concentrations and risk rating.  In addition, an institution should perform periodic market analyses for the various property types and geographic markets represented in its portfolio.  Further, an institution with commercial real estate concentration risk should also perform portfolio level stress tests or sensitivity analysis to quantify the impact of changing economic conditions on asset quality, earnings and capital.  The Bank commenced implementation of the requirements and suggestions set forth in the CRE Guidance during 2007, and will expand this process in 2008.

Prompt Corrective Regulatory Action.   Under the OTS prompt corrective action regulations, the OTS is required to take certain, and authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of five categories based on its capital: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," and the plan must be guaranteed by any parent holding company.  In addition, the institution becomes subject to various mandatory supervisory actions, including restrictions on growth of assets and other forms of expansion.  Generally, under the OTS regulations, a federally chartered savings association is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level.  As of December 31, 2007, the Bank satisfied all criteria necessary to be categorized  "well capitalized" under the prompt corrective action regulatory framework.

When appropriate, the OTS can require corrective action by a savings association holding company under the ''prompt corrective action'' provisions of FDICIA.

Insurance of Deposit Accounts.  Savings associations are required to pay a deposit insurance premium.  The amount of the premium is determined based upon a risk-based assessment system, which was amended effective January 1, 2007.  During the years ended December 31, 2006 and 2005, the Bank was not required to pay any assessments on its deposits under the previously existing FDIC policies.   Under the amended system, the FDIC assigns an institution to one of four  risk categories entitled Risk Category I, II, III and IV, with Risk Category I considered most favorable and Risk Category IV considered least favorable.  Risk Category I contains all well capitalized institutions with capital adequacy, asset quality, management, earnings, and liquidity component ratings ("CAMEL Component Ratings") of either 1 or 2.  Risk Category II contains all institutions that are adequately capitalized and possess CAMEL Component Ratings of either 1, 2 or 3.  Risk Category III contains either undercapitalized institutions that have CAMEL Composite Ratings of 1, 2 or 3 or adequately capitalized institutions that have CAMEL Composite Ratings of 4 or 5.  Risk Category IV contains all institutions that are undercapitalized and have a CAMEL Composite Ratings of 4 or 5.  The Bank currently falls within Risk Category I.  Base assessment rates for institutions within Risk Category I range from 2 to 4 basis points, depending upon a combination of the institution's CAMEL Component Ratings and financial ratios.  The base assessment rates are fixed at 7 basis points, 25 basis points and 40 basis points for institutions within the Risk Categories II, III and IV, respectively.  The FDIC has the flexibility to adjust rates, without further notice-and-comment rulemaking, provided that no such adjustment can be greater than 3 basis points from one quarter to the next, adjustments cannot result in rates more than 3 basis points above or below the base rates and rates cannot be negative. Effective January 1, 2007, the FDIC set the assessment rates at 3 basis points above the base rates. Assessment rates, therefore, currently range from 5 to 43 basis points of deposits.  The assessment rate for the Bank's deposits is currently 5 basis points.  The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF. The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the required reserve ratio of 1.25%.  The DIF currently satisfies the reserve ratio requirement.  If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected.  The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future.

In November 2006, the FDIC notified the Bank that it was granted a credit of $1.6 million to apply against its insurance premiums commencing in 2007.  This credit resulted from final implementation of a provision of the Federal Deposit Insurance Reform Act of 2005 that compensated financial institutions such as the Bank that were required to pay insurance premiums prior to 1996 while other financial institutions that had units that operated under industrial loan company and thrift charters were not. This credit was used to offset 100% of the 2007 deposit insurance assessment.  The $466,000 remaining credit may be used to offset up to 90% of deposit insurance assessments in 2008.

The Deposit Insurance Funds Act of 1996 amended the FDIA to recapitalize the SAIF (which was merged with the BIF into the newly-formed DIF on March 31, 2006) and expand the assessment base for the payments of Financing Corporation ("FICO") bonds.  FICO bonds were sold by the federal government in order to finance the recapitalization of the SAIF and BIF insurance funds that was necessitated following payments from the funds to compensate depositors of federally-insured depository institutions that experienced bankruptcy and dissolution during the 1980's and 1990's.  The assessment rate is adjusted quarterly and was 0.0114% of total deposits of the Bank for the fourth quarter of 2007 and the first quarter of 2008.  The Bank's total expense in 2007 for the FICO bonds assessment was $258,000.

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

The Bank is additionally subject to regulatory guidelines establishing standards for safeguarding customer information.  The guidelines describe the federal banking agencies' expectations for the creation, implementation and maintenance of an information security program, including administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities.  The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, and protect against anticipated threats or hazards to the security or integrity of such records and unauthorized access to or use of such records or information that could result in substantial customer harm or inconvenience.

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

Federal Home Loan Bank ("FHLB") System.   The Bank is a member of the FHLBNY, which is one of the twelve regional FHLB's composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. Any advances from the FHLBNY must be secured by specified types of collateral, and long-term advances may be obtained only for the purpose of providing funds for residential housing finance.  The Bank, as a member of the FHLBNY, is currently required to acquire and hold shares of FHLBNY Class B stock.  The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions.  The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements.  The minimum stock investment requirement in the FHLBNY Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis.  For the Bank, the membership stock purchase requirement is 0.2% of "mortgage-related assets," as defined by the FHLBNY, which consist primarily of residential mortgage loans and MBS held by the Bank.  The activity-based stock purchase requirement for the Bank is equal to the sum of: (i) 4.5% of outstanding borrowings from the FHLBNY; (ii) 4.5% of the outstanding principal balance of the "acquired member assets," as defined by the FHLBNY, and delivery commitments for acquired member assets; (iii) a specified dollar amount related to certain off-balance sheet items, which for the Bank is zero; and (iv) a specific percentage range from 0% to 5% of the carrying value on the FHLBNY's balance sheet of derivative contracts between the FHLBNY and its members, which is also zero for the Bank.  The Bank was in compliance with these requirements with an investment in FHLBNY Class B stock of $39.0 million at December 31, 2007.  The FHLBNY can adjust the specific percentages and dollar amount periodically within the ranges established by the FHLBNY capital plan.

Federal Reserve System.   The Bank is subject to provisions of the FRA and FRB regulations pursuant to which savings associations are required to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and regular checking accounts).  FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts in excess of $9.3 million through $43.9 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14% against the portion of total transaction accounts in excess of $43.9 million).  The initial $9.3 million of otherwise reservable balances are currently exempt from the reserve requirements, however, the exemption is adjusted by the FRB at the end of each year.  The Bank is in compliance with the foregoing reserve requirements.

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

Upon any non-supervisory acquisition by the Holding Company of another savings association or a savings bank that satisfies the QTL test and is deemed to be a savings association by the OTS and that will be held as a separate subsidiary, the Holding Company will become a multiple savings association holding company and will be subject to limitations on the types of business activities in which it may engage.  HOLA currently limits the activities of a multiple savings association holding company and its non-insured association subsidiaries primarily to activities permissible under Section 4(c)(8) of the BHCA, subject to prior approval of the OTS, and to other activities authorized by OTS regulation.  Effective in April 2008, however, all savings and loan association holding companies will be permitted, with the prior approval of the OTS, to engage in all activities in which bank holding companies may engage under any regulation the FRB has promulgated under Section 4(c) of the BHCA.

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

The Bank must file a notice with the OTS prior to the payment of any dividends or other capital distributions to the Holding Company  (See "Item 1 – Business - Regulation - Regulation of Federal Savings Associations - Limitation on Capital Distributions'').

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

As part of the Company’s strategic plan, it has increased its emphasis on commercial real estate loans over the past six years. Loans secured by commercial real estate are generally larger and involve a greater degree of risk than one- to four-family and multifamily residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent upon successful operation or management of the collateral properties, repayment of such loans is generally subject to a greater extent to prevailing conditions in the real estate market or the economy. Further, the collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value based upon the success of the business.

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

The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches. The Bank lends primarily in the NYC metropolitan area, although its overall lending area is much larger, and extends approximately 150 miles in each direction from its corporate headquarters in Brooklyn. The majority of the Bank’s mortgage loans are secured by properties located in its primary lending area, approximately 75% of which are located in the NYC boroughs of Brooklyn, Queens and Manhattan.  As a result of this geographic concentration, the Bank’s results of operations depend largely upon economic conditions in this area. A deterioration in economic conditions in the NYC metropolitan area could have a material adverse impact upon the quality of the Bank’s loan portfolio and the demand for its products and services, and, accordingly, on the Company’s results of operations, cash flows, business, financial condition and prospects.

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

Further the actual amount of time before mortgage loans and MBS are repaid can be significantly impacted by changes in mortgage redemption rates and market interest rates. Mortgage prepayment, satisfaction and refinancing rates will vary due to several factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, and other demographic variables. However, the most significant factors affecting prepayment, satisfaction and refinancing rates are prevailing interest rates, related mortgage refinancing opportunities and competition.  The level of mortgage and MBS prepayment, satisfaction and refinancing activity impacts the Company's earnings due to its effect on fee income earned on prepayment and refinancing activities, along with liquidity levels the Company will experience to fund new investments or ongoing operations.

As a federally-chartered savings bank, the Bank is required to monitor changes in its NPV, which is the difference between the estimated market value of its assets and liabilities. In addition, the Bank monitors its NPV ratio, which is the NPV divided by the estimated market value of total assets. The NPV ratio can be viewed as a corollary to the Bank’s capital ratios. To monitor its overall sensitivity to changes in interest rates, the Bank simulates the effect of instantaneous changes in interest rates of up to 200 basis points on its assets and liabilities. Interest rates do and will continue to fluctuate, and the Bank cannot predict future FOMC actions or other factors that will cause interest rates to vary.

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

Financial institution regulation has been the subject of significant legislation in recent years, and may be the subject of further significant legislation in the future, none of which is within the control of the Holding Company or the Bank. Significant new laws or changes in, or repeals of, existing laws may cause the Company's results of operations to differ materially. Further, federal monetary policy, particularly as implemented through the OTS, significantly affects credit conditions for the Company, primarily through open market operations in United States government securities, the discount rate for bank borrowings and reserve requirements for liquid assets. A material change in any of these conditions would have a material impact on the Bank, and therefore, on the Company’s results of operations.

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

The following table indicates the high and low sales price for the Holding Company's common stock, and dividends declared, during the periods indicated.  The Holding Company's common stock began trading on June 26, 1996, the date of the initial public offering.

	Twelve Months Ended December 31, 2007			Twelve Months Ended December 31, 2006
Quarter Ended	Dividends Declared	High Sales Price	Low Sales Price	Dividends Declared	High Sales Price	Low Sales Price
March 31st	$0.14	$14.29	$12.21	$0.14	$15.55	$13.46
June 30th	0.14	14.00	12.52	0.14	14.58	13.49
September 30th	0.14	15.99	10.70	0.14	14.89	13.39
December 31st	0.14	15.56	11.99	0.14	14.80	13.66

On December 31, 2007, the final trading date in the fiscal year, the Holding Company's common stock closed at $12.77.

Management estimates that the Holding Company had approximately 4,600 shareholders of record as of March 1, 2008, including persons or entities holding stock in nominee or street name through various brokers and banks. There were 33,909,902 shares of Holding Company common stock outstanding at December 31, 2007.

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

During the year ended December 31, 2007, the Holding Company paid cash dividends totaling $19.0 million, representing $0.56 per outstanding common share.  During the year ended December 31, 2006, the Holding Company paid cash dividends totaling $19.7 million, representing $0.56 per outstanding common share.

On January 17, 2008, the Board of Directors declared a cash dividend of $0.14 per common share to all shareholders of record as of January 31, 2008.  This dividend was paid on February 15, 2008.

The Holding Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of net assets (i.e., the amount by which total assets exceed total liabilities) over statutory capital, or if no such excess exists, to net profits for the current and/or immediately preceding fiscal year.

As the principal asset of the Holding Company, the Bank could be called upon to provide funds for the Holding Company's payment of dividends  (See "Item 1 – Business - Regulation – Regulation of Federal Savings Associations – Limitation on Capital Distributions").  (See also Notes to the Company's Audited Consolidated Financial Statements for a discussion of limitations on distributions from the Bank to the Holding Company).

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

During the three months ended December 31, 2007, the Holding Company purchased 311,102 shares of its common stock into treasury.  These repurchases were made under the Company's Twelfth Stock Repurchase Program, which was publicly announced on June 21, 2007.

F-59

A summary of the shares repurchased by month is as follows:

Period	Total Number Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Programs
October 2007	55,002	$13.73	55,002	1,431,649
November 2007	215,100	13.09	215,100	1,216,549
December 2007	41,000	13.32	41,000	1,175,549

Performance Graph

Pursuant to regulations of the SEC, the graph below compares the Company's stock performance with that of the total return for the U.S. Nasdaq Stock Market and an index of all thrift stocks as reported by SNL Securities L.C. from January 1, 2003 through December 31, 2007.  The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below.

		Period Ending December 31,
Index	2002	2003	2004	2005	2006	2007
Dime Community Bancshares, Inc.	100.00	164.91	148.67	125.75	125.36	119.27
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Thrift Index	100.00	141.57	157.73	163.29	190.35	114.19

F-59

Item 6.  Selected Financial Data

Financial Highlights
(Dollars in Thousands, except per share data)
The consolidated financial and other data of the Company as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 set forth below is derived in part from, and should be read in conjunction with, the Company's audited Consolidated Financial Statements and Notes thereto.  Amounts as of and for the years ended December 31, 2006, 2005, 2004 and 2003 have been reclassified to conform to the December 31, 2007 presentation.

	At or for the Year Ended December 31,
	2007	2006	2005	2004	2003
Selected Financial Condition Data:
Total assets	$3,501,175	$3,173,377	$3,126,226	$3,377,266	$2,971,661
Loans and loans held for sale (net of deferred costs or fees and the allowance for loans losses)	2,861,638	2,688,159	2,596,310	2,486,262	2,177,622
MBS	162,764	154,437	193,453	519,885	462,737
Investment securities (including FHLBNY capital stock)	73,204	61,078	74,750	80,750	64,517
Federal funds sold and other short-term investments	128,014	78,752	60,014	103,291	95,286
Goodwill	55,638	55,638	55,638	55,638	55,638
Deposits	2,179,998	2,008,532	1,914,772	2,210,049	2,041,678
Borrowings	958,745	788,900	834,120	809,249	571,675
Stockholders' equity	268,852	290,631	291,713	281,721	283,919
Tangible Stockholders' equity	217,238	241,829	239,169	229,013	228,026
Selected Operating Data:
Interest income	$182,160	$170,810	$169,712	$173,758	$184,849
Interest expense	111,147	93,340	77,341	67,776	71,063
Net interest income	71,013	77,470	92,371	105,982	113,786
Provision for loan losses	240	240	340	280	288
Net interest income after provision for loan losses	70,773	77,230	92,031	105,702	113,498
Non-interest income	10,420	12,390	5,151	10,376	9,388
Non-interest expense	45,502	41,976	40,742	42,407	40,809
Income before income tax	35,691	47,644	56,440	73,671	82,077
Income tax expense	13,248	17,052	20,230	27,449	30,801
Net income	$22,443	$30,592	$36,210	$46,222	$51,276

F-59

	At or for the Year Ended December 31,
	2007	2006	2005	2004	2003
SELECTED FINANCIAL RATIOS AND OTHER DATA (1):
Return on average assets	0.69%	0.98%	1.11%	1.38%	1.67%
Return on average stockholders' equity	8.11	10.43	12.65	16.76	18.76
Stockholders' equity to total assets at end of period	7.68	9.16	9.33	8.34	9.55
Tangible equity to tangible assets at end of period	6.29	7.74	7.78	6.88	7.82
Loans to deposits at end of period	131.97	134.61	136.42	113.20	107.39
Loans to interest-earning assets at end of period	88.77	90.18	88.82	78.04	77.89
Net interest spread (2)	1.88	2.19	2.66	3.09	3.62
Net interest margin (3)	2.29	2.60	2.96	3.32	3.90
Average interest-earning assets to average interest-bearing liabilities	111.48	113.07	111.88	110.79	111.60
Non-interest expense to average assets	1.39	1.34	1.24	1.27	1.33
Core non-interest expense to average assets (4)	1.39	1.34	1.24	1.24	1.30
Efficiency ratio (5)	56.40	48.36	40.03	36.67	33.05
Core efficiency ratio (4) (5)	56.40	48.36	39.98	35.96	32.38
Effective tax rate	37.12	35.79	35.84	37.26	37.53
Dividend payout ratio	83.58	64.37	54.90	42.97	30.10
Per Share Data:
Diluted earnings per share	$0.67	$0.87	$1.02	$1.28	$1.37
Cash dividends paid per share	0.56	0.56	0.56	0.55	0.41
Book value per share	7.93	7.97	7.89	7.58	7.45
Tangible book value per share	6.41	6.63	6.47	6.16	5.98
Asset Quality Ratios and Other Data(1):
Net charge-offs	$9	$27	$45	$133	$29
Total non-performing loans	2,856	3,606	958	1,459	525
OREO, net	-	-	-	-	-
Non-performing loans to total loans	0.10%	0.13%	0.04%	0.06%	0.02%
Non-performing loans and OREO to total assets	0.08	0.11	0.03	0.04	0.02
Allowance for Loan Losses to:
Non-performing loans	538.76%	430.23%	1,647.70%	1,065.32%	2,860.57%
Total loans (6)	0.53	0.57	0.60	0.62	0.68
Regulatory Capital Ratios: (Bank only) (1)
Tangible capital	7.88%	9.05%	9.84%	7.88%	7.97%
Leverage capital	7.88	9.05	9.84	7.88	7.97
Total risk-based capital	11.92	12.61	14.30	12.83	15.03
Earnings to Fixed Charges Ratios (7) (8):
Including interest on deposits	1.32x	1.51x	1.73x	2.09x	2.15x
Excluding interest on deposits	1.99	2.30	2.56	3.46	3.50
Full Service Branches	21	21	20	20	20

(1)	With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods. Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios.

(2)	The net interest spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(3)           The net interest margin represents net interest income as a percentage of average interest-earning assets.

(4)	In calculating the core non-interest expense to average assets and core efficiency ratios, amortization expense related to the core deposit intangible is excluded from non-interest expense.

(5)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income and non-interest income, excluding any gains or losses on sales of assets.

(6)           Total loans represents loans, net, plus the allowance for loan losses.

(7)
For purposes of computing the ratios of earnings to fixed charges, earnings represent income before taxes, extraordinary items and the cumulative effect of accounting changes plus fixed charges.  Fixed charges represent total interest expense, including and excluding interest on deposits.

(8) Interest on unrecognized tax benefits totaling $509,000 is included in the calculation of fixed charges for the year ended December 31, 2007.

F-59

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

The Bank’s primary strategy is generally to increase its household and deposit market shares in the communities that it serves.  During much of 2005, 2006 and 2007, however, growth was restricted as a result of the interest rate environment, which management has deemed unfavorable for significant balance sheet growth.  The Bank also generally seeks to increase its product and service utilization for each individual depositor.  In addition, the Bank’s primary strategy includes the origination of, and investment in, mortgage loans, with an emphasis on multifamily residential and commercial real estate loans.

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

The net interest spread and net interest margin declined during the year ended December 31, 2007.  These declines were attributable to increases in short-term interest rates during the first six months of  December 31, 2007.  This condition resulted in a greater increase in the average cost of interest bearing liabilities than the yield on interest earning assets during the year.

 Critical Accounting Policies

Various elements of the Company’s accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policies with respect to the methodologies it uses to determine the allowance for loan losses, the valuation of MSR, asset impairments (including the valuation of goodwill and other than temporary declines in the valuation of securities), the recognition of deferred tax assets and unrecognized tax positions, the recognition of loan income and accounting for defined benefit plans are its most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material variations in the Company's results of operations or financial condition.

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

               The Bank's loan loss reserve methodology consists of several components, including a review of the two elements of its loan portfolio: problem loans (i.e., classified loans, non-performing loans and impaired loans under Amended SFAS 114") and performing loans.  The Bank applied the process of determining the allowance for loan losses consistently throughout the years ended December 31, 2007 and 2006.

Performing Loans

At December 31, 2007, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio.  Performing loans are reviewed at least quarterly based upon the premise that there are losses inherent within the loan portfolio that have not been identified as of the review date.  The Bank thus calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage and applying it to its performing loans.  In deriving the expected loan loss percentage, the Bank generally considers, among others, the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multifamily residential, commercial real estate, cooperative apartment, construction and land acquisition or consumer); the underwriting history of the loan (i.e., whether it was underwritten by the Bank or a predecessor institution acquired by the Bank and, therefore, originally subjected to different underwriting criteria); both the current condition and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data to derive the expected loan loss percentages); the level of, and trend in, non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by real estate located in the NYC metropolitan area) or specific industry conditions within the portfolio segments.  Since these criteria affect the expected loan loss percentages that are applied to performing loans, changes in any of them may affect the amounts of the allowance and the provision for loan losses.

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

The Bank's policy is to charge-off immediately all balances classified as ''Loss'' and record a reduction of the allowance for loan losses for the full amount of the outstanding loan balance.  The Bank applied this process consistently throughout the years ended December 31, 2007 and 2006.

Under the guidance established by Amended SFAS 114, loans determined to be impaired (i.e., loans where its is probable that all contractual amounts due will not be collected in accordance with the terms of the loan; generally, non-performing one- to four-family loans in excess of $417,000 and non-performing and troubled-debt restructured multifamily residential and commercial real estate loans) are evaluated at least quarterly in order to establish impairment, i.e., whether the estimated fair value of the underlying collateral determined based upon an independent appraisal is sufficient to satisfy the existing debt.  For each loan that the Bank determines to be impaired, impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimated fair value of the collateral.  A specific reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses.

Non-performing one- to four-family loans of $417,000 or less are not deemed impaired, and are classified as Substandard, Doubtful or Loss, and reviewed and reserved for in the manner discussed above for loans of such classification.

See also "Item 1 – Business – Asset Quality."

Valuation of MSR. The cost of mortgage loans sold with servicing rights retained by the Bank is allocated between the loans and the servicing rights based on their estimated fair values at the time of the loan sale. In accordance with GAAP, MSR are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, anticipated net servicing income.   The Company adopted SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156") effective January 1, 2007.  SFAS 156 requires all separately recognized MSR to be initially measured at fair value, if practicable.  The estimated fair value of MSR is determined by calculating the present value of estimated future net servicing cash flows, using estimated prepayment, default, servicing cost and discount rate assumptions.  All estimates and assumptions utilized in the valuation of MSR are derived based upon actual historical results for the Bank, or, in the absence of such data, from historical results for the Bank's peers.

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

Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").  SFAS 142 eliminates amortization of goodwill and instead requires performance of an annual impairment test at the reporting unit level.  As of December 31, 2007, the Company had goodwill totaling $55.6 million.

The Company identified a single reporting unit for purposes of its goodwill impairment testing.  The impairment test is therefore performed on a consolidated basis and compares the Holding Company's market capitalization (reporting unit fair value) to its outstanding equity (reporting unit carrying value).  The Company utilizes the closing price of the Holding Company's common stock as reported on the Nasdaq National Market on the date of the impairment test in order to compute market capitalization.  The Company has designated the last day of its fiscal year as the annual date for impairment testing. The Company performed its annual impairment test as of December 31, 2007 and concluded that no potential impairment of goodwill existed since the fair value of the Company's reporting unit exceeded its carrying value.  No events occurred, nor circumstances changed, subsequent to December 31, 2007 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or changes in circumstances would require an immediate impairment test to be performed in accordance with SFAS 142.  Differences in the identification of reporting units or the use of valuation techniques can result in materially different evaluations of impairment.

Available-for-sale debt and equity securities that have readily determinable fair values are carried at fair value.  All of the Company's available for sale securities at December 31, 2007 had readily determinable fair values, and such fair values were based on published or securities dealers' market values.

Debt securities are classified as held-to-maturity, and carried at amortized cost, only if the Company has a positive intent and ability to hold them to maturity.  Unrealized holding gains or losses on debt securities classified as held-to-maturity are disclosed, but are not recognized in the Company's consolidated statements of financial condition or results of operations.

Debt securities that are not classified as held-to-maturity, along with all equity securities, are classified as either securities available-for-sale or trading securities.  The Company owned no securities classified as trading securities during the year ended December 31, 2007.

The Company conducts a periodic review and evaluation of its securities portfolio, taking into account the severity and duration of each unrealized loss, as well as management's intent and ability to hold the security until the unrealized loss is substantially eliminated, in order to determine if a decline in market value of any security below its carrying value is either temporary or other than temporary.  All unrealized losses on debt and equity securities available-for-sale that are deemed temporary are excluded from net income and reported net of income taxes as other comprehensive income or loss.  All unrealized losses that are deemed other than temporary are recognized immediately as a reduction of the carrying amount of the security, with a charge recorded in the Company's consolidated statements of operations.  For the years ended December 31, 2007 and 2006, there were no other than temporary impairments in the securities portfolio.  Unrealized holding gains on securities totaled $733,000 and $323,000 at December 31, 2007 and December 31, 2006, respectively.

Recognition of Deferred Tax Assets.  Management reviews all deferred tax assets periodically.  Upon such review, in the event that it is more likely than not that the deferred tax asset will not be fully realized, a valuation allowance is recognized against the deferred tax asset in the full amount that is deemed more likely than not will not be realized.

Uncertain Tax Positions – The Company performs two levels of evaluation for all uncertain tax positions. Initially, a determination is made as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold.  This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  In making its evaluation, management reviews applicable tax rulings and other advice provided by reputable tax professionals.

Loan Income Recognition.  Interest income on loans is recorded using the level yield method.  Loan origination fees and certain direct loan origination costs are deferred and amortized as yield adjustments over the contractual loan terms.

Accrual of interest is discontinued on loans identified as impaired (See Item 1. – Business – Asset Quality for a definition of impaired) and past due 90 days.  Any interest accrued to income in the year when interest accruals are discontinued is reversed.  Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a minimum of twelve consecutive months.  Payments on nonaccrual loans are generally applied to principal.

Accounting for Defined Benefit Plans – Defined benefit plans are accounted for in accordance with SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158").  SFAS 158 requires an employer sponsoring a single employer defined benefit plan to do the following: (1) recognize the funded status of a benefit plan in its statements of financial condition, measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation.  The Company utilizes the services of trained actuaries employed at an independent benefits plan administration company in order to measure the funded status of its defined benefit plans.

Liquidity and Capital Resources

The Bank's primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security maturities and redemptions, advances from the FHLBNY, and REPOs entered into with various financial institutions, including the FHLBNY.  The Bank also sells selected multifamily residential and mixed use loans to the FNMA, and long-term, one- to four-family residential real estate loans to either FNMA or other private sector secondary market purchasers.  The Company may additionally issue debt under appropriate circumstances.  Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposits flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

The Bank gathers deposits in direct competition with commercial banks, savings banks and brokerage firms, many among the largest in the nation.  It must additionally compete for deposit monies against the stock and bond markets, especially during periods of strong performance in those arenas.  The Bank's deposit flows are affected primarily by the pricing and marketing of its deposit products compared to its competitors, as well as the market performance of depositor investment alternatives such as the U.S. bond or equity markets.  To the extent that the Bank is responsive to general market increases or declines in interest rates, its deposit flows should not be materially impacted, however, favorable performance of the equity or bond markets could adversely impact the Bank’s deposit flows.

Deposits increased $171.5 million during the year ended December 31, 2007, and $93.8 million during the year ended December 31, 2006, as for the majority of 2007, management elected to seek deposit growth as its primary source of funding.  During the year ended December 31, 2007, the Company experienced an increase of $12.4 million in CDs and $164.2 in money market accounts, due primarily to successful promotional campaigns.   During the year ended December 31, 2006, the Company experienced an increase of $86.1 million in CDs and $49.6 in money market accounts, due primarily to successful promotional campaigns.

During the year ended December 31, 2007, principal repayments totaled $324.4 million on real estate loans and $33.3 million on MBS.  During the year ended December 31, 2006, principal repayments totaled $326.8 million on real estate loans and $39.4 million on MBS.  The decrease in principal repayments on loans and MBS resulted from a reduction in borrower refinance activities associated with mortgage-related assets as a result of increases in interest rates during the period July 2005 through September 2006. The Company does not presently believe that its future levels of principal repayments will be materially impacted by problems currently being experienced in the residential mortgage market. See "Item 1 – Business - Asset Quality" for a further discussion of the Bank's asset quality.

Since December 2002, the Bank has originated and sold multifamily residential mortgage loans in the secondary market to FNMA while retaining servicing and generating fee income while it services the loans. The Bank underwrites these loans using its customary underwriting standards, funds the loans, and sells them to FNMA at agreed upon pricing.  Typically, the Bank seeks to sell loans with terms to maturity or repricing in excess of seven years from the origination date since it does not desire to retain such loans in portfolio as a result of the heightened interest rate risk they possess.  Under the terms of the sales program, the Bank retains a portion of the associated credit risk.  Once established, such amount continues to increase as long as the Bank continues to sell loans to FNMA under the program. The Bank retains this exposure until the portfolio of loans sold to FNMA is satisfied in its entirety or the Bank funds claims by FNMA for the maximum loss exposure.  During the year ended December 31, 2007 and 2006, the Bank sold FNMA $71.4 million and $145.4 million of loans, respectively, pursuant to this program.   In addition, the Bank sold a participation in one multifamily loan totaling $6.1 million to a third party financial institution during the year ended December 31, 2007.

During the year ended December 31, 2007, the Company increased its REPO borrowings by $34.8 million and FHLBNY advances by $135.0 million, respectively.  The REPO borrowings were added in order to fund real estate loan originations and ongoing Bank operations. The majority of the additional FHLBNY advances were undertaken late in 2007 when favorable funding pricing available through wholesale borrowings from highly reputable financial institutions made that form of funding more desirable than promotional deposits.  These borrowings are expected to contribute to anticipated balance sheet growth during the year ending December 31, 2008.

During the year ended December 31, 2006, borrowings declined by $45.2 million on a net basis, as the Company utilized deposit inflows and liquidity from its investment and MBS portfolios to fund loan growth.  Due in part to the growth in deposit funding during the year ended December 31, 2006, the Company was able to reduce its overall level of borrowings in that year, which, because the interest rates associated with borrowings exceeded those paid on deposits at that time, helped minimize the increase in the average cost of its interest bearing liabilities while short-term interest rates continued to rise.

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

In the event that the Bank should require funds beyond its ability to generate them internally, an additional source of funds is available through use of its borrowing line at the FHLBNY.  At December 31, 2007, the Bank had an additional potential borrowing capacity of $332.8 million available provided it owned the minimum required level of FHLBNY common stock (i.e., 4.5% of its outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by the OTS, which, as a general matter, are based on the amount and composition of an institution's assets. At December 31, 2007, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Bank utilizes its liquidity and capital resources primarily to fund the origination of real estate loans and the purchase of mortgage-backed and other securities.  During the years ended December 31, 2007 and 2006, real estate loan originations totaled $574.5 million and $563.2 million, respectively.  Purchases of investment securities (excluding short-term investments and federal funds sold) and MBS totaled $52.2 million during the year ended December 31, 2007 compared to $4.0 million during the year ended December 31, 2006.  The increase resulted from reduced levels of securities purchases during 2006 reflecting lower levels of liquidity experienced during the period July 2005 through September 2006 (as a result of deposit outflows), that limited the funds available for investment purchases.

During the year ended December 31, 2007, the Holding Company repurchased 2,298,726 shares of its common stock into treasury.  All shares repurchased were recorded at the acquisition cost, which totaled $29.6 million during the period. As of December 31, 2007, up to 1,686,610 shares remained available for purchase under authorized share purchase programs.  Based upon the $12.77 per share closing price of its common stock as of December 31, 2007, the Holding Company would utilize $15.0 million in order to purchase all of the remaining authorized shares.  For the Holding Company to complete these share purchases, it would likely require dividend distributions from the Bank.

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

The Bank is obligated under leases for certain rental payments due on its branches and equipment.  A summary of borrowings and lease obligations at December 31, 2007 is as follows:

	Payments Due By Period
Contractual Obligations	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
CDs	$968,128	$99,928	$9,021	$10	$1,077,087
Weighted average interest rate of CD's (1)	4.52%	4.45%	3.43%	3.10%	4.50%
Borrowings	$90,080	$281,000	$257,500	$330,165	$958,745
Weighted average interest rate of borrowings	4.62%	4.92%	3.68%	4.74%	4.50%
Operating lease obligations	$1,858	$4,155	$3,810	$19,130	$28,953
Minimum data processing system obligation	$752	$1,505	$251	-	$2,508
(1) The weighted average cost of CD's, inclusive of their contractual compounding of interest, was 4.61% at December 31, 2007.

The Company had a reserve recorded related to unrecognized income tax benefits totaling $1.8 million at December 31, 2007.   Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all liabilities pursuant to FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") that have not been paid have been excluded from the tabular disclosure of contractual obligations.  The Company is currently under audit by taxing jurisdictions.  As a result, it is reasonably possible that an amount ranging from 30% to 50% of the unrecognized tax benefits could be recognized within the next twelve months.

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

In addition, as part of its loan origination business, the Bank has outstanding commitments to extend credit to third parties, which are subject to strict credit control assessments.  Since many of these loan commitments expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.  The following table presents off-balance sheet arrangements as of December 31, 2007:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$67,704	$-	$-	$-	$67,704
Other loan commitments	102,397	-	-	-	102,397
Recourse obligation on loans sold to FNMA	20,409	-	-	-	20,409
Total Credit Commitments	$190,510	$-	$-	$-	$190,510

Analysis of Net Interest Income

The Company's profitability, like that of most banking institutions, is dependent primarily upon net interest income, which is the difference between interest income on interest-earnings assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits or borrowings.  Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned or paid on them.  The following tables set forth certain information relating to the Company's consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods indicated. Average balances are derived from daily balances. The yields and costs include fees that are considered adjustments to yields.  All material changes in average balances and interest income or expense are discussed in the sections entitled "Interest Income" and "Interest Expense" in the comparison of operating results commencing on page F-50.

F-59

	For the Year Ended December 31,
		2007			2006			2005
	(Dollars in Thousands)
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Real estate loans (1)	$2,775,397	$165,221	5.95%	$2,649,623	$155,510	5.87%	$2,533,205	$148,442	5.86%
Other loans	1,823	178	9.77	1,978	190	9.61	2,369	214	9.03
Investment securities	26,683	2,011	7.54	32,609	2,276	6.98	68,315	2,602	3.81
MBS	155,462	6,344	4.08	177,490	6,850	3.86	324,002	11,699	3.61
Other	146,094	8,406	5.75	116,447	5,984	5.14	197,891	6,755	3.41
Total interest-earning assets	3,105,459	$182,160	5.87	2,978,147	170,810	5.74%	3,125,782	169,712	5.43%
Non-interest earning assets	157,559			148,493			150,765
Total assets	3,263,018			$3,126,640			$3,276,547

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW, Super Now accounts	$44,406	$833	1.88%	$35,475	$361	1.02%	$40,625	$408	1.00%
Money Market accounts	630,375	24,238	3.85	463,885	12,038	2.60	611,673	9,773	1.60
Savings accounts	287,420	1,631	0.57	317,572	1,866	0.59	351,827	1,943	0.55
CDs	1,072,678	49,059	4.57	1,019,562	42,394	4.16	982,030	28,934	2.95
Borrowed Funds	750,822	35,386	4.71	797,318	36,681	4.60	807,800	36,283	4.49
Total interest-bearing liabilities	2,785,701	$111,147	3.99	2,633,812	93,340	3.54%	2,793,955	$77,341	2.77%
Checking accounts	93,470			95,067			94,541
Other non-interest-bearing liabilities	107,260			104,562			101,889
Total liabilities	2,986,431			2,833,441			2,990,385
Stockholders' equity	276,587			293,199			286,162
Total liabilities and stockholders' equity	3,263,018			$3,126,640			$3,276,547
Net interest spread (2)			1.88%			2.19%			2.66%
Net interest income/ interest margin (3)		$71,013	2.29%		$77,470	2.60%		$92,371	2.96%
Net interest-earning assets	319,758			$344,335			$331,827
Ratio of interest-earning assets to interest-bearing liabilities			111.48%			113.07%			111.88%

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

(2)       Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)       The interest margin represents net interest income as a percentage of average interest-earning assets.

F-59

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

	Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 Increase/ (Decrease) Due to			Year Ended December 31, 2006 Compared to Year Ended December 31, 2005 Increase/ (Decrease) Due to			Year Ended December 31, 2005 Compared to Year Ended December 31, 2004 Increase/ (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:	(Dollars in Thousands)
Real Estate Loans	$6,828	$2,883	$9,711	$6,818	$250	$7,068	$8,440	$(8,842)	$(402)
Other loans	(12)	-	(12)	(37)	13	(24)	(79)	45	(34)
Investment securities	(357)	92	(265)	(1,927)	1,601	(326)	783	74	857
MBS	(719)	213	(506)	(5,475)	626	(4,849)	(10,336)	944	(9,392)
Other	1,516	906	2,422	(3,487)	2,716	(771)	1,650	3,275	4,925
Total	$7,256	$4,094	$11,350	$(4,108)	$5,206	$1,098	$458	$(4,504)	$(4,046)
Interest-bearing liabilities:
NOW and Super Now accounts	$156	$316	$472	$(54)	$7	($47)	$(8)	$6	$(2)
Money market accounts	5,547	6,653	12,200	(3,107)	5,372	2,265	(2,970)	998	(1,972)
Savings accounts	(160)	(75)	(235)	(204)	127	(77)	(77)	82	5
CDs	2,595	4,070	6,665	1,342	12,118	13,460	1,140	4,014	5,154
Borrowed funds	(1,776)	481	(1,295)	(481)	879	398	3,529	2,851	6,380
Total	6,362	11,445	17,807	(2,504)	18,503	15,999	1,614	7,951	9,565
Net change in net interest income	$894	$(7,351)	$(6,457)	$(1,604)	$(13,297)	$(14,901)	$(1,156)	$(12,455)	$(13,611)

Comparison of Financial Condition at December 31, 2007 and December 31, 2006

Assets.  Assets totaled $3.50 billion at December 31, 2007, an increase of $327.8 million from total assets of $3.17 billion at December 31, 2006.

Real estate loans increased $173.7 million during the year ended December 31, 2007, due primarily to originations of $574.5 million during the period (as interest rates offered on new loans continued to stimulate origination activity), that were partially offset by amortization of $324.4 million and sales to third parties of $77.6 million.

Cash and due from banks and federal funds sold and other short-term securities increased by $75.4 million and $49.3 million, respectively, during the year ended December 31, 2007, as the Company added FHLBNY advances late in the year ended December 31, 2007, and held the funds in cash and due from banks and federal funds sold and other short-term investments at year-end.  In future periods, these funds are anticipated to be invested in higher-yielding investment securities, MBS and real estate loans to the extent permissible under the Bank's regulations.

Liabilities.  During the year ended December 31, 2007, total liabilities increased $349.6 million, reflecting increases of $171.5 million in deposits, $34.8 million in REPOS and $135.0 million in FHLBNY advances during the period.  (See "Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the deposit, FHLBNY advances and REPO increases during the period).

Stockholders' Equity.  Stockholders' equity decreased $21.8 million during the year ended December 31, 2007, due to treasury stock repurchases of $29.6 million, cash dividends on the Holding Company's common stock of $19.0 million and a reduction to equity of $1.7 million related to an additional reserve recorded by the Company upon adoption of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes."

Partially offsetting these items were increases to equity during the period resulting from the following: (i) net income of $22.4 million; (ii) $2.0 million related to amortization of the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (the "ESOP") and restricted stock awards issued under other stock benefit plans; and (iii) $958,000 of cash dividends re-assumed through the liquidation of the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc. ("RRP").  The ESOP and restricted stock awards are initially recorded as reductions in stockholders' equity ("Contra Equity Balances").  As compensation expense is recognized on the ESOP and restricted stock awards, the Contra Equity Balances are reduced in a corresponding amount, resulting in an increase to their respective equity balances.  This increase to equity offsets the decline in the Company's retained earnings related to the periodic recorded ESOP and restricted stock award expenses.

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

Stockholders' Equity.  Stockholders' equity declined $1.1 million during the year ended December 31, 2006, due to cash dividends of $19.7 million and treasury stock repurchases of $11.0 million during the period.  Additionally, accumulated other comprehensive loss (which is recorded as a negative balance within stockholders' equity) increased by $3.8 million during the year ended December 31, 2006.  The change in accumulated other comprehensive loss resulted primarily from a charge of $3.8 million caused by the adoption of SFAS 158.  The increase of $3.8 million in accumulated other comprehensive loss caused a corresponding decrease in stockholders' equity during the period.

Partially offsetting the decrease to stockholders' equity during the year ended December 31, 2006 were net income of $30.6 million, common stock issued in fulfillment of stock option exercises totaling $910,000, and an increase to equity of $1.4 million related to amortization of the ESOP and RRP stock benefit plans.  The ESOP and RRP possess investments in the Holding Company's common stock that are recorded as Contra Equity Balances.  As compensation expense is recognized on the ESOP and RRP, the Contra Equity Balances are reduced in a corresponding amount, resulting in an increase to their respective equity balances.  This increase to equity offsets the decline in the Company's retained earnings related to the periodic recorded ESOP and RRP expenses.

Comparison of Operating Results for the Year Ended December 31, 2007 and 2006

General.  Net income was $22.4 million during the year ended December 31, 2007, a decrease of $8.1 million from net income of $30.6 million during the year ended December 31, 2006.  During the comparative period, net interest income declined $6.5 million, non-interest income decreased $2.0 million due primarily to a change in the net gains or losses on the disposal of assets, and non-interest expense increased $3.5 million, resulting in a reduction in pre-tax net income of $12.0 million.  Income tax expense decreased $3.8 million during the comparative period, primarily as a result of the decrease in pre-tax net income.

Net Interest Income.  The discussion of net interest income for the years ended December 31, 2007 and 2006 presented below should be read in conjunction with the tables on pages F-47 and F-48, which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Net interest income for the year ended December 31, 2007 decreased $6.5 million to $71.0 million, from $77.5 million during the year ended December 31, 2006.  The decrease was attributable to an increase of $17.8 million in interest expense that was partially offset by an increase of $11.4 million in interest income.  The net interest spread decreased 31 basis points, from 2.19% for the year ended December 31, 2006 to 1.88% for the year ended December 31, 2007, and the net interest margin decreased 31 basis points, from 2.60% to 2.29% during the same period.

The increase in funding costs resulting from the tightening of monetary policy by the FOMC during the first six months of 2006 that remained in effect for the majority of 2007, in combination with various market factors suppressing increases in both general long-term interest rates and interest rates offered on real estate loans within the Bank's lending market, resulted in a narrowing spread between short and long-term interest rates during the great majority of the year ended December 31, 2007, which negatively impacted net interest income during the year ended December 31, 2007.  While these conditions improved late in 2007, the benefit occurred too late in the year to provide any significant favorable impact during the year ended December 31, 2007.

The decreases in both the net interest spread and net interest margin reflected an increase of 45 basis points in the average cost of interest bearing liabilities.  The increase resulted primarily from increases in the average cost of money market deposits and CDs of 125 basis points and 41 basis points, respectively, during the comparative period, reflecting increases in short-term interest rates during the first six months of 2006 that remained in effect throughout the great majority of 2007.  (See "Interest Expense" below).

Interest Income.  Interest income was $182.2 million during the year ended December 31, 2007, an increase of $11.4 million from $170.8 million during the year ended December 31, 2006.  This resulted primarily from increases of $9.7 million and $2.4 million in interest income on real estate loans and other short-term investments, respectively, that were partially offset by decreases in interest income on MBS and investment securities of $506,000 and $266,000, respectively, during the period.

The increase in interest income on real estate loans resulted, in part, from growth in their average balance of $125.8 million during the year ended December 31, 2007 compared to the year ended December 31, 2006.  The increase reflected originations of $574.5 million in 2007, which were partially offset by principal repayments of $324.4 million and loan sales of $77.6 million during the period.   The increase in interest income on real estate loans additionally resulted from an increase in the average yield from 5.87% during the year ended December 31, 2006 to 5.95% during the year ended December 31, 2007, that was attributable to higher medium- and long-term interest rates throughout much of the year ended December 31, 2007 compared to the year ended December 31, 2006.

The increase in interest income on other short-term investments resulted from growth in their average balance of $29.6 million during the year ended December 31, 2007 compared to the year ended December 31, 2006 coupled with an increase of 61 basis points in their average yield during the same period.  The increase in average balance reflected cash flows from deposit growth during 2007 that were retained in short-term securities and federal funds sold, since the flattened yield curve provided benefits to retaining the funds in short-term investments.  The increase in average yield reflected increases in short-term interest rates throughout 2006 that remained in effect throughout the great majority of 2007.  The actions of the FOMC during the last few months of 2007 resulting in lower short-term interest rates had only a minor effect upon short-term investment yields during the year ended December 31, 2007 since they occurred so late in the period.

The decline in interest income on MBS during the year ended December 31, 2007 compared to the year ended December 31, 2006 resulted from a decreased average balance of $22.0 million (resulting from $33.3 million and $39.4 million in principal repayments during the years ended December 31, 2007 and 2006, respectively, that were partially offset by purchases of $38.0 million during 2007), that was partially offset by an increase of 22 basis points in average yield during the year ended December 31, 2007 compared to the year ended December 31, 2006 (resulting from increases in short and medium-term interest rates throughout 2006 which remained in effect throughout the great majority of 2007).  The decline in interest income on investment securities reflected a decrease in their average balance of $5.9 million during the year ended December 31, 2007 compared to the year ended December 31, 2006, as cash flows from maturing investment securities were utilized to fund real estate loan originations or Bank operations.

Interest Expense.  Interest expense increased $17.8 million, to $111.1 million, during the year ended December 31, 2007, from $93.3 million during the year ended December 31, 2006.  The growth resulted primarily from increased interest expense of $12.2 million related to money markets and $6.7 million related to CDs, that was partially offset by a decline of $1.3 million in interest expense on borrowings.

The increase in interest expense on money markets was due to increases of 125 basis points in their average cost and $166.5 million in their average balance during the comparative period.  During the year ended December 31, 2007, the Bank increased the rates offered on both promotional and non-promotional money market accounts, which led to the increase in average cost during the period.   In addition, the Bank grew its balance of money markets during 2007 through successful promotional activities.

The increase in interest expense on CDs resulted, in part, from an increase in their average cost of 41 basis points during the year ended December 31, 2007 compared to the year ended December 31, 2006.  The increase in average cost resulted from increases in short-term interest rates throughout 2006 that remained in effect throughout the great majority of 2007, as a significant majority of the Bank's CDs re-priced during 2007.  In addition, the average balance of CDs increased $53.1 million during the comparative period, reflecting successful gathering of new CDs from promotional activities during 2007.  (See "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

The decrease in interest expense on borrowed funds during the year ended December 31, 2007 compared to the year ended December 31, 2006 was due to a decline of $46.5 million in average balance during the period as the Company elected not to replace maturing borrowings throughout much of 2007 while deposit balances were increasing.  The average cost of borrowed funds increased 11 basis points during the year ended December 31, 2007 compared to the year ended December 31, 2006, due primarily to a reduction of $807,000 in borrowing expense recorded during 2006 related to borrowing restructurings.   (See "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the change in borrowing balances during the years ended December 31, 2007 and 2006).

Provision for Loan Losses.  The provision for loan losses was $240,000 during the years ended both December 31, 2007 and December 31, 2006, as the Bank provided for additional inherent losses in the portfolio.

Non-Interest Income.  Non-interest income, excluding gains or losses on the sale of assets, increased $337,000 from $9.3 million during the year ended December 31, 2006 to $9.7 million during the year ended December 31, 2007.  This increase resulted primarily from a $546,000 Bank Owned Life Insurance benefit payment received by the Bank during 2007.

Net gains on the sale of loans and other assets (which were recorded as non-interest income) declined from $3.1 million during the year ended December 31, 2006 to $750,000 during the year ended December 31, 2007.  The Company sold loans to FNMA totaling $71.6 million and $145.4 million during the years ended December 31, 2007 and 2006, respectively.  The gains recorded on these sales were $750,000 and $1.5 million during the years ended December 31, 2007 and 2006, respectively.  During the year ended December 31, 2006, the Company additionally recorded non-recurring pre-tax gains of $478,000 on the sale of a property obtained in its 1999 acquisition of Financial Bancorp, Inc. and $1.1 million on the sale of mutual fund investments associated with its Benefit Maintenance Plan.

Non-Interest Expense.  Non-interest expense was $45.5 million during the year ended December 31, 2007, an increase of $3.5 million from the year ended December 31, 2006.

Salaries and employee benefits increased $1.3 million during the comparative period as a result of regular increases to existing employee compensation levels.  Stock benefit plan amortization expense increased $671,000 as a result of stock option awards granted on May 1, 2007 to outside directors and certain officers of the Company.

Occupancy and equipment expense increased $669,000 during the year ended December 31, 2007 compared to the comparable period of 2006 due to general increases in rental costs and real estate taxes, the expansion of administrative office space during 2007, and  a $239,000 charge related to the early termination of leased equipment .

Data processing expense increased $37,000 during the comparative period as a result of increased loan and deposit account activity during the year ended December 31, 2007 compared to the year ended December 31, 2006.  Other expenses increased $835,000 due primarily to increased advertising costs of $452,000 resulting from increased promotional activities and an aggregate increase of $499,000 in accounting and legal fees related primarily to a change in tax year-end along with added legal costs associated with new proxy compensation disclosures implemented in 2007.

Non-interest expense to average assets was 1.39% for the year ended December 31 2007, compared to 1.34% for the year ended December 31, 2006.  The increase reflected the growth in non-interest expense during the comparative period.

Income Tax Expense.  Income tax expense decreased $3.8 million during the year ended December 31, 2007 compared to the year ended December 31, 2006, due primarily to a decline of $12.0 million in pre-tax net income during the period.  The effective tax rate increased from 35.8% during the year ended December 31, 2006 to 37.1% during the year ended December 31, 2007 due primarily to the dissolution of a subsidiary in 2007.

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

Net Interest Income.  The discussion of net interest income for the years ended December 31, 2007 and 2006 presented below should be read in conjunction with the tables on pages F-42 and F-43 , which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

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

The decrease in both the net interest spread and net interest margin reflected an increase of 77 basis points in the average cost of interest bearing liabilities.  The increase resulted primarily from the following: (i) borrowings, which generally possess a higher average cost than deposits, became a larger percentage of the Bank's total interest bearing liabilities as a result of runoff in average deposit balances during 2006, and (ii) the average cost of money market deposits and CDs increased by 100 basis points and 121 basis points, respectively, during the comparative period, reflecting increases in short-term interest rates during 2006.  (See "Interest Expense" below).

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

The one basis point increase in average yield on real estate loans during the year ended December 31, 2006 compared to the year ended December 31, 2005 resulted from ongoing increases in medium and long-term interest rates from October 2005 through June 2006, which resulted in an increase in the average origination rate on real estate loans from 5.77% during the year ended December 31, 2005 to 6.43% during the year ended December 31, 2006.

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

The decrease in both the net interest spread and net interest margin reflected an increase of 42 basis points in the average cost of interest bearing liabilities, due primarily to: (i) borrowings, which generally possess a higher average cost than deposits, becoming a higher percentage of the overall composition of the Bank's funding as a result of a runoff in deposit balances during the period (see "Interest Expense" below), and (ii) increases in the average cost of money market deposits, CDs and borrowings of 14 basis points, 42 basis points and 37 basis points, respectively, during the comparative period, reflecting increases in short-term interest rates during 2005.

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

Partially offsetting the increase in interest expense on CDs and borrowings was a decline of $2.0 million in interest expense on money market accounts.  This resulted from a decrease of $194.9 million in their average balance during the year ended December 31, 2005 compared to the year ended December 31, 2004, that was partially offset by an increase of 14 basis points in their average cost during the period.  Since management of the Bank elected to maintain the non-promotional interest rates offered on money markets constant during a period of rising short-term interest rates, the Bank experienced an above average level of attrition in non-promotional money market accounts, the majority of which flowed out of the Bank and into other financial institutions or Bank CDs.  This resulted in a decline in the overall average balance of money market accounts during the year ended December 31, 2005 compared to the year ended December 31, 2004.

Provision for Loan Losses. The provision for loan losses was $340,000 during the year ended December 31, 2005, compared to $280,000 for the year ended December 31, 2004 (See "Part I - Item 1 – Business -  Allowance for Loan Losses").

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

Recently Issued Accounting Standards

For a discussion of the impact of recently issued accounting standards, please see Note 1 to the Company's consolidated financial statements that commence on page F-67.

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

Real estate loans, the largest component of the Bank's interest earning assets, derive their current interest rates primarily from either the five- or seven-year constant maturity Treasury index.  As a result, the Bank's interest earning assets are most sensitivity to these benchmark interest rates.  Since the majority of the Bank's interest bearing liabilities mature within one year, its interest bearing liabilities are most sensitive to fluctuations in short-term interest rates.

Neither the Holding Company nor the Bank is subject to foreign currency exchange or commodity price risk.  In addition, the Company owned no trading assets, nor did it engage in any hedging transactions utilizing derivative instruments (such as interest rate swaps and caps) or embedded derivative instruments that required bifurcation during the years ended December 31, 2007 or 2006.  In the future, the Company may, with appropriate Board approval, engage in hedging transactions utilizing derivative instruments.

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

Assets.  The Bank's largest single asset type is the adjustable-rate multifamily residential loan. Multifamily residential loans typically carry shorter average terms to maturity than one- to four-family residential loans, thus significantly reducing the overall level of interest rate risk.  Approximately 80% of multifamily residential loans originated during the years ended both December 31, 2007 and 2006 were adjustable rate, with repricing typically occurring after five or seven years. In addition, the Bank has sought to include in its portfolio various types of adjustable-rate one- to four-family loans and adjustable and floating-rate investment securities, which generally have repricing terms of three years or less.  At December 31, 2007, adjustable-rate real estate and consumer loans totaled $2.41 billion, or 76.1% of total assets, and adjustable-rate investment securities (CMOs, REMICs, MBS issued by GSEs and other securities) totaled $53.6 million, or 1.5% of total assets.   At December 31, 2006, adjustable-rate real estate and consumer loans totaled $2.26 billion, or 71.1% of total assets, and adjustable-rate investment securities (CMOs, REMICs, MBS issued by GSEs and other securities) totaled $23.8 million, or 0.8% of total assets.

Deposit Liabilities.  As a traditional community-based savings bank, the Bank is largely dependent upon its base of competitively priced core deposits to provide stability on the liability side of the balance sheet.  The Bank has retained many loyal customers over the years through a combination of quality service, convenience, and a stable and experienced staff. Core deposits, at December 31, 2007, were $1.10 billion, or 50.5% of total deposits. The balance of CDs as of December 31, 2007 was $1.08 billion, or 49.5% of total deposits, of which $968.1 million, or 89.9%, were to mature within one year.  The weighted average maturity of the Bank's CDs at December 31, 2007 was 5.8 months compared to 6.2 months at December 31, 2006.  While the Bank generally prices its CDs in an effort to encourage the extension of the average maturities of deposit liabilities beyond one year, the decline in the average maturity of CDs during the year ended December 31, 2007 reflected customer recognition that rising deposit offering interest rates during the great majority of 2007 made long-term CDs less desirable.

Wholesale Funds.  The Bank is a member of the FHLBNY, which provided the Bank with a borrowing line of up to $1.04 billion at December 31, 2007.  The Bank borrows from the FHLBNY for various purposes. At December 31, 2007, the Bank had outstanding advances of $706.5 million from the FHLBNY, all of which were unsecured.

The Bank has authority to accept brokered deposits as a source of funds.  The Bank had no outstanding brokered deposits at either December 31, 2007 or December 31, 2006.

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

The following table sets forth the amounts of the Company's consolidated interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007 which are anticipated, based upon certain assumptions, to reprice, prepay or mature in each of the time periods shown. Except as stated below, the amounts of assets and liabilities shown repricing or maturing during a particular period reflect the earlier of term to repricing or maturity of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities which existed at December 31, 2007 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and selected subsequent time intervals. For purposes of presentation in the table, the Bank utilized its own historical deposit attrition experience ("Deposit Decay Rate") for savings accounts, which it believes to be the most accurate measure. For NOW, Super NOW and money market accounts, it utilized the Deposit Decay Rates published by the OTS.   All amounts calculated in the table for both loans and MBS reflect principal balances expected to reprice as a result of contractual interest rate adjustments or from reinvestment of cash flows generated from anticipated principal repayments (inclusive of early prepayments).

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

F-59

At December 31, 2007	3 Months or Less	More than 3 Months to 6 Months	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Non-interest bearing	Total
	(Dollars in Thousands)
Interest-Earning Assets (1):
Mortgages and other loans	$165,866	$120,735	$262,523	$1,117,832	$895,110	$314,959	-	$2,877,025
Investment securities	17,035	-	-	-	351	16,789	-	34,175
MBS (2)	9,107	7,828	15,657	45,428	38,818	45,926	-	162,764
Other short-term Investments	128,014	-	-	-	-	-	-	128,014
FHLBNY capital stock	39,029	-	-	-	-	-	-	39,029
Total interest-earning assets	359,051	128,563	278,180	1,163,260	934,279	377,674	-	3,241,007
Less:
Allowance for loan losses	-	-	-	-	-	-	$(15,387)	(15,387)
Net interest-earning assets	359,051	128,563	278,180	1,163,260	934,279	377,674	(15,387)	3,225,620
Non-interest-earning assets	-	-	-	-	-	-	275,555	275,555
Total assets	$359,051	$128,563	$278,180	$1,163,260	$934,279	$377,674	$260,168	$3,501,175
Interest-Bearing Liabilities
Savings accounts	$9,531	$9,208	$17,492	$58,017	$43,865	$135,955	-	$274,068
NOW and Super NOW accounts	5,403	4,903	8,488	19,286	5,968	14,364	-	58,412
Money market accounts	134,055	107,579	155,614	133,864	70,208	77,439	-	678,759
CDs	429,841	414,397	123,890	99,928	9,021	10	-	1,077,087
Borrowed funds	50,000	8,080	40,000	256,000	257,500	250,000	-	861,580
Subordinated notes	-	-	-	25,000	-	-		25,000
Trust preferred securities	-	-	-	-	-	72,165		72,165
Interest-bearing escrow	-	-	-	-	-	1,424	-	1,424
Total interest-bearing liabilities	628,830	544,167	345,484	592,095	386,562	551,357	-	3,048,495
Checking accounts	-	-	-	-	-	-	$91,671	91,671
Other non-interest-bearing liabilities	-	-	-	-	-	-	92,157	92,157
Stockholders' equity	-	-	-	-	-	-	268,852	268,852
Total liabilities and stockholders' equity	$628,830	$544,167	$345,484	$592,095	$386,562	$551,357	$452,680	$3,501,175
Positive (Negative) interest sensitivity gap per period	$(269,779)	$(415,604)	$(67,304)	$571,165	$547,717	$(173,683)	-
Positive (Negative) cumulative interest sensitivity gap	$(269,779)	$(685,383)	$(752,687)	$(181,522)	$366,195	$192,512	-
Positive (Negative) cumulative interest sensitivity gap as a percent of total assets	(7.71)%	(19.58)%	(21.50)%	(5.18)%	10.46%	5.50%	-
Cumulative total interest-earning assets as a percent of cumulative total interest-bearing liabilities	57.10%	41.57%	50.43%	91.40%	114.66%	106.31%	-

(1)
Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, or contractual maturities or calls.

(2)	Based upon historical repayment experience, and, where applicable, balloon payment dates.

At December 31, 2007, the Company's consolidated balance sheet was comprised primarily of assets that were estimated to mature or reprice within five years, with a significant portion maturing or repricing within one year. In addition, the Bank's deposit base was comprised primarily of savings accounts, money market accounts and CDs with maturities of two years or less.  At December 31, 2007, interest-bearing liabilities estimated to mature or reprice within one year totaled $1.52 billion, while interest-earning assets estimated to mature or reprice within one year totaled $765.8 million, resulting in a negative one-year interest sensitivity gap of $752.7 million, or negative 21.5% of total assets.  In comparison, at December 31, 2006, interest-bearing liabilities estimated to mature or reprice within one year totaled $1.70 billion, while interest-earning assets estimated to mature or reprice within one year totaled $571.5 million, resulting in a negative one-year interest sensitivity gap of $1.12 billion, or negative 35.4% of total assets.  The decrease in the magnitude of the one-year negative interest sensitivity gap resulted from an increase in the level of real estate loans scheduled to mature or reprice within one year (as loans originated during the refinance boom period of 2002 through 2004 approached their contractual repricing date) coupled with a decline in borrowings maturing or repricing within one year, as the Company took advantage of favorable pricing late in 2007 in order to extend the average term to maturity of its borrowings.

Under interest rate scenarios other than that which existed on December 31, 2007, the interest sensitivity gap for assets and liabilities could differ substantially based upon different assumptions about the manner in which core Deposit Decay Rates and loan prepayments would change. For example, the interest rate risk management model assumes that in a rising rate scenario, by paying competitive rates on non-core deposits, a portion of core deposits will transfer to CDs and be retained, although at higher cost.  Also, in a rising interest rate environment, loan and MBS prepayment rates would be expected to slow, as borrowers postpone loan refinancings until rates again decline.

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

Generally, the fair value of fixed-rate instruments fluctuates inversely with changes in interest rates.  Increases in interest rates could thus result in decreases in the fair value of interest-earning assets, which could adversely affect the Company's consolidated results of operations if they were to be sold, or, in the case of interest-earning assets classified as available for sale, reduce the Company's consolidated stockholders' equity, if retained. The changes in the value of assets and liabilities due to fluctuations in interest rates reflect the interest rate sensitivity of those assets and liabilities.  Under GAAP, changes in the unrealized gains and losses, net of taxes, on securities classified as available for sale are reflected in stockholders' equity through other comprehensive income.  As of December 31, 2007, the Company's consolidated securities portfolio included $196.9 million in securities classified as available for sale, which possessed a gross unrealized loss of $2.3 million.   Neither the Holding Company nor the Bank owned any trading assets as of December 31, 2007 or 2006.

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

F-67

The analysis that follows presents the estimated NPV in the Pre-Shock Scenario and four Rate Shock Scenarios and measures the dollar amount and percentage by which each of the Rate Shock Scenario NPVs changes from the Pre-Shock Scenario NPV.  Interest rate sensitivity is measured by the changes in the various Rate Shock Scenario NPV Ratios from the Pre-Shock Scenario NPV Ratio.

	At December 31, 2007
	Net Portfolio Value					At December 31, 2006
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Basis Point Change in NPV Ratio	NPV Ratio	Basis Point Change in NPV Ratio	Board Approved NPV Ratio Limit
	(Dollars in Thousands)
Rate Shock Scenario
+ 200 Basis Points	$263,704	(83,220)	-23.99%	7.79%	(211)	10.01%	(220)	6.0%
+ 100 Basis Points	310,161	(36,763)	-10.60	9.00	(90)	11.22	(99)	7.0
Pre-Shock Scenario	346,924	-	-	9.90	-	12.21	-	8.0
- 100 Basis Points	364,169	17,245	4.97	10.25	35	12.67	46	8.0
- 200 Basis Points	363,913	16,989	4.90	10.14	24	12.47	26	8.0

The NPVs presented above incorporate some asset and liability values derived from the Bank’s valuation model, such as those for mortgage loans and time deposits, and some asset and liability values that are provided by reputable independent sources, such as values for the Bank's MBS and CMO portfolios, as well as its putable borrowings.  The Bank's valuation model makes various estimates regarding cash flows from principal repayments on loans and passbook Deposit Decay Rates at each level of interest rate change.  The Bank's estimates for loan repayment levels are influenced by the recent history of prepayment activity in its loan portfolio as well as the interest-rate composition of the existing portfolio, especially vis-à-vis the current interest rate environment.  In addition, the Bank considers the amount of fee protection inherent in the loan portfolio when estimating future repayment cash flows.

Regarding passbook Deposit Decay Rates, the Bank tracks and analyzes the decay rate of its passbook deposits over time and over various interest rate scenarios and then makes estimates of its passbook Deposit Decay Rate for use in the valuation model.  Nevertheless, no matter the care and precision with which the estimates are derived, actual cash flows for passbooks, as well as loans, could differ significantly from the Bank's estimates, resulting in significantly different NPV calculations.

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

The Pre-Shock Scenario NPV declined from $386.2 million at December 31, 2006 to $346.9 million at December 31, 2007.  The NPV Ratio at December 31, 2007 was 9.90% in the Pre-Shock Scenario, a decrease from the NPV Ratio of 12.21% in that Scenario at December 31, 2006.  The decrease in the Pre-Shock Scenario NPV was due primarily to a decline in the Bank's equity resulting from $35.0 million of capital distributions to the Holding Company during 2007 that exceeded the Bank's earnings during the same period, coupled with an increase in the valuation of borrowings (which negatively impact NPV) that resulted from declines in short and medium-term interest rates at December 31, 2007 compared to December 31, 2006.

The Bank’s +200 basis point Rate Shock Scenario NPV decreased from $306.5 million at December 31, 2006 to $263.7 million at December 31, 2007.  This decline also resulted primarily from the aforementioned $35.0 million of capital distributions during 2007 and increase in the valuation of borrowings.

The NPV Ratio was 7.79% in the +200 basis point Rate Shock Scenario at December 31, 2007, a decrease from the 10.01% NPV Ratio in the +200 basis point Rate Shock Scenario at December 31, 2006.  The decrease reflected the aforementioned decline in the +200 basis point Rate Shock Scenario NPV during the period.

At December 31, 2007, the "sensitivity change" (the basis point change in the NPV Ratio calculated under the various Rate Shock Scenarios compared to the Pre-Shock Scenario) in the +200 basis point Rate Shock Scenario was 211 basis points, compared to a sensitivity change of 220 basis points in the +200 basis point Rate Shock Scenario at December 31, 2006.  The decrease in sensitivity was due primarily to growth in the Company's balance sheet that occurred late in 2007 in which medium- and long-term borrowings were obtained and were temporarily invested in short-term assets (cash and federal funds sold and other short-term investments).  This resulted in a reduction of sensitivity in a rising interest rate environment since the average repricing period on the Bank's liabilities increased as a result of the medium- and long-term borrowings and the average repricing period of the Bank's assets declined from the additional short-term assets held at December 31, 2007.

Item 8.  Financial Statements and Supplementary Data

For the Company's consolidated financial statements, see index on page F-67.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of December 31, 2007, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  The Company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, utilizing the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Controls – Integrated Framework."  Based upon its assessment, management believes that, as of December 31, 2007, the Company's internal control over financial reporting is effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in the Annual Report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, which is included below.

Item 9B.                      Other Information

None.

F-67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dime Community Bancshares, Inc. & Subsidiaries
Brooklyn, New York

We have audited the internal control over financial reporting of Dime Community Bancshares, Inc. and Subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 14, 2008 expressed an unqualified opinion on those consolidated financial statements, and included an explanatory paragraph relating to the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 14, 2008

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the Company is presented under the headings "Proposal 1 - Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" in the Holding Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 15, 2008 (the "Proxy Statement") which will be filed with the SEC within 120 days of December 31, 2007, and is incorporated herein by reference.

Information regarding the audit committee of the Holding Company's Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is presented under the headings, "Meetings and Committees of the Company's Board of Directors," and "Report of the Audit Committee" in the Proxy Statement and is incorporated herein by reference.

The Holding Company has adopted a written Code of Business Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Code of Business Ethics is published on the Company's website, www.dimewill.com.  The Company will provide to any person, without charge, upon request, a copy of such Code of Business Ethics.  Such request should be made in writing to:  Dime Community Bancshares, Inc., 209 Havemeyer Street, Brooklyn, New York 11211, attention Investor Relations.

Item 11.  Executive Compensation

Information regarding executive and director compensation and the Compensation Committee of the Holding Company's Board of Directors is presented under the headings, "Directors' Compensation," "Compensation - Executive Compensation, "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in the Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

The following table presents information as of December 31, 2007 with respect to compensation plans under which equity securities of the Holding Company are authorized for issuance:

	EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)] (c)

Equity compensation plans approved by the Holding Company's shareholders	3,165,997	$14.63	118,975(1)

Equity compensation plans not approved by the Holding Company's shareholders	-	-	-

(1)
Amount comprised of 105,791 stock options that remain available for future issuance under the 2001 Stock Option Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc., and 13,184 equity awards that remain available for future issuance under the 2004 Stock Incentive Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

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

Item 14.                      Principal Accounting Fees and Services

Information regarding principal accounting fees and services, as well as the Audit Committee's pre-approval policies and procedures, is included under the heading "Proposal 2 – Ratification of Appointment of Independent Auditors," in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)           (1)           Financial Statements

See index to Consolidated Financial Statements on page F-67.

           (2)           Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or Notes thereto under "Item 8.  Financial Statements and Supplementary Data."

(3)           Exhibits Required by Item 601 of SEC Regulation S-K

See Index of Exhibits on pages F-111 and F-112.

F-67

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2008.

DIME COMMUNITY BANCSHARES, INC.

By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 14, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title
/s/ VINCENT F. PALAGIANO Vincent F. Palagiano	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ MICHAEL P. DEVINE Michael P. Devine	President and Chief Operating Officer and Director
/s/ KENNETH J. MAHON Kenneth J. Mahon	First Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)
/s/ ANTHONY BERGAMO Anthony Bergamo	Director
/s/ GEORGE L. CLARK, JR. George L. Clark, Jr.	Director
/s/ STEVEN D. COHN Steven D. Cohn	Director
/s/ PATRICK E. CURTIN Patrick E. Curtin	Director
/s/ FRED P. FEHRENBACH Fred P. Fehrenbach	Director
/s/ JOHN J. FLYNN John J. Flynn	Director
/s/ JOSEPH J. PERRY Joseph J. Perry	Director
/s/ DONALD E. WALSH Donald E. Walsh	Director
/s/ OMER S.J. WILLIAMS Omer S.J. Williams	Director

F-67

CONSOLIDATED FINANCIAL STATEMENTS OF
DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dime Community Bancshares, Inc. & Subsidiaries
Brooklyn, NY

We have audited the accompanying consolidated statements of financial condition of Dime Community Bancshares, Inc. and Subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dime Community Bancshares, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 14, the Company adopted the FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" on January 1, 2007.  In addition, as discussed in Note 1, the Company adopted the Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" as of December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 14, 2008

F-

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)
	December 31, 2007	December 31, 2006
ASSETS:
Cash and due from banks	$101,708	$26,264
Federal funds sold and other short-term investments	128,014	78,752
Encumbered investment securities held-to-maturity (estimated fair value of $80 and $235 at December 31, 2007 and 2006, respectively) (Note 3)	80	235
Investment securities available-for-sale, at fair value (fully unencumbered) (Note 3)	34,095	29,548
Mortgage-backed securities available-for-sale, at fair value (Note 4):
Encumbered	160,821	147,765
Unencumbered	1,943	6,672
	162,764	154,437
Loans (Note 5):
Real estate, net	2,873,966	2,700,268
Other loans	2,169	2,205
Less allowance for loan losses (Note 6)	(15,387)	(15,514)
Total loans, net	2,860,748	2,686,959
Loans held for sale	890	1,200
Premises and fixed assets, net (Note 8)	23,878	22,886
Federal Home Loan Bank of New York capital stock (Note 9)	39,029	31,295
Goodwill (Note 1)	55,638	55,638
Other assets (Notes 7, 14 and 15)	94,331	86,163
Total Assets	$3,501,175	$3,173,377
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors (Note 10):
Interest bearing deposits	$2,091,600	$1,913,317
Non-interest bearing deposits	88,398	95,215
Total deposits	2,179,998	2,008,532
Escrow and other deposits (Note 7)	52,209	46,373
Securities sold under agreements to repurchase (Note 11)	155,080	120,235
Federal Home Loan Bank of New York advances (Note 12)	706,500	571,500
Subordinated notes payable (Note 13)	25,000	25,000
Trust Preferred securities payable (Note 13)	72,165	72,165
Other liabilities (Note 14 and 15)	41,371	38,941
Total Liabilities	3,232,323	2,882,746
Commitments and Contingencies (Note 16)
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at December 31, 2007 and 2006)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 50,906,278 shares and 50,862,867 shares issued at December 31, 2007 and 2006, respectively, and 33,909,902 shares and 36,456,354 shares outstanding at December 31, 2007 and 2006, respectively)	509	509
Additional paid-in capital	208,369	206,601
Retained earnings (Note 2)	288,112	285,420
Accumulated other comprehensive loss, net of deferred taxes	(4,278)	(7,100)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP") (Note 15)	(4,164)	(4,395)
Unearned and unallocated common stock of Recognition and Retention Plan ("RRP") and Restricted Stock Awards (Note 15)	(634)	(3,452)
Common stock held by Benefit Maintenance Plan ("BMP") (Note 15)	(7,941)	(7,941)
Treasury stock, at cost (16,996,376 shares and 14,406,513 shares at December 31, 2007 and 2006, respectively) (Note 18)	(211,121)	(179,011)
Total Stockholders' Equity	268,852	290,631
Total Liabilities And Stockholders' Equity	$3,501,175	$3,173,377
See notes to consolidated financial statements.

F-

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Fiscal Year Ended December 31,
	2007	2006	2005
Interest income:
Loans secured by real estate	165,221	$155,510	$148,442
Other loans	178	190	214
Mortgage-backed securities	6,344	6,850	11,699
Investment securities	2,011	2,276	2,602
Federal funds sold and other short-term investments	8,406	5,984	6,755
Total interest income	182,160	170,810	169,712

Interest expense:
Deposits and escrow	75,761	56,659	41,058
Borrowed funds	35,386	36,681	36,283
Total interest expense	111,147	93,340	77,341
Net interest income	71,013	77,470	92,371
Provision for loan losses	240	240	340

Net interest income after provision for loan losses	70,773	77,230	92,031

Non-interest income:
Service charges and other fees	5,542	5,985	5,967
Net gain on sales of loans	750	1,516	924
Net gain (loss) on sales and redemptions of securities and other assets	-	1,541	(5,176)
Income from Bank Owned Life Insurance ("BOLI")	2,513	1,868	1,885
Other	1,615	1,480	1,551

Total non-interest income	10,420	12,390	5,151

Non-interest expense:
Salaries and employee benefits	22,620	21,307	20,716
Stock benefit plan compensation expense	2,796	2,125	2,233
Occupancy and equipment	6,431	5,762	5,393
Data processing costs	3,204	3,167	2,828
Advertising and marketing	2,638	2,186	1,800
Federal deposit insurance premiums	258	257	315
Other	7,555	7,172	7,457

Total non-interest expense	45,502	41,976	40,742

Income before income taxes	35,691	47,644	56,440
Income tax expense	13,248	17,052	20,230

Net income	$22,443	$30,592	$36,210

Earnings per Share:
Basic	$0.67	$0.88	$1.03
Diluted	$0.67	$0.87	$1.02
See notes to consolidated financial statements.

F-

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
 (Dollars in thousands)
	Year Ended December 31,
	2007	2006	2005
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Common Stock (Par Value $0.01):
Balance at beginning of period	$509	$506	$501
Shares issued in exercise of options	-	3	5
Balance at end of period	509	509	506
Additional Paid-in Capital:
Balance at beginning of period	206,601	204,083	198,183
Stock options exercised	136	907	2,302
Release of treasury stock for shares acquired by BMP and RRP	15	108	222
Excess tax benefit of stock benefit plans	174	621	2,307
Amortization of excess fair value over cost – ESOP stock	1,443	882	1,069
Balance at end of period	208,369	206,601	204,083
Retained earnings:
Balance at beginning of period	285,420	274,579	258,237
Cumulative effect adjustment for the adoption of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48")	(1,703)	-	-
Net income for the period	22,443	30,592	36,210
Cash dividends re-assumed through liquidation of RRP	958	-	-
Cash dividends declared and paid	(19,006)	(19,751)	(19,868)
Balance at end of period	288,112	285,420	274,579
Accumulated other comprehensive loss:
Balance at beginning of period	(7,100)	(3,328)	(3,228)
(Increase) Decrease in unrealized loss on available for sale securities during the period, net of deferred taxes	1,800	(14)	176
Minimum pension liability, net of deferred taxes	-	148	(276)
Increase in defined benefit plan liability from the adoption of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"), net of deferred benefit of $3,246	-	(3,906)	-
Unrecognized gain of pension and other postretirement obligations, net of deferred tax of $874	1,022	-	-
Balance at end of period	(4,278)	(7,100)	(3,328)
ESOP:
Balance at beginning of period	(4,395)	(4,627)	(4,749)
Amortization of earned portion of ESOP stock	231	232	122
Balance at end of period	(4,164)	(4,395)	(4,627)
RRP and Restricted Stock Awards:
Balance at beginning of period	(3,452)	(2,979)	(2,612)
Release from treasury stock for restricted stock award shares and RRP and restricted stock award shares acquired	(165)	(770)	(571)
Transfer of common stock to treasury upon liquidation of RRP	2,611	-	-
Amortization of earned portion of RRP stock	372	297	204
Balance at end of period	(634)	(3,452)	(2,979)
Common Stock Held by BMP:
Balance at beginning of period	(7,941)	(7,941)	(7,348)
Common stock acquired	-	-	(593)
Balance at end of period	(7,941)	(7,941)	(7,941)
Treasury Stock:
Balance at beginning of period	(179,011)	(168,579)	(157,263)
Release of treasury stock for allocated restricted stock awards and shares acquired by BMP	151	592	862
Transfer of common stock to treasury upon liquidation of RRP	(2,611)	-	-
Purchase of treasury shares, at cost	(29,650)	(11,024)	(12,178)
Balance at end of period	(211,121)	(179,011)	(168,579)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net Income	$22,443	$30,592	$36,210
Increase (Decrease) in Actuarial Gain or Reduction (Increase) in Actuarial Loss on defined benefit plans, net of (taxes) benefit of $(123) and $229 during the years ended December 31, 2006 and 2005, respectively	-	148	(276)
Change in pension and other postretirement obligations, net of deferred taxes of $(874) during the year ended December 31, 2007	1,022	-	-
Reclassification adjustment for securities sold, net of (taxes) benefit of $(489) and $2,143 during the years ended December 31, 2006 and 2005, respectively	-	(575)	3,033
Net unrealized securities gain (loss) arising during the period, net of (taxes) benefit of $(1,469), $(478) and $2,434 during the years ended December 31, 2007, 2006 and 2005, respectively	1,800	561	(2,857)
Comprehensive Income	$25,265	$30,726	$36,110
See notes to consolidated financial statements.

F-

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$22,443	$30,592	$36,210
Adjustments to reconcile net income to net cash provided by operating activities
Net (gain) loss on investment and mortgage backed securities sold	-	(1,063)	5,176
Net gain on sale of loans held for sale	(750)	(1,516)	(924)
Net gain on sales and disposals of other assets	-	(478)	-
Net depreciation, amortization and accretion	1,252	1,265	2,334
Stock plan compensation expense (excluding ESOP)	372	296	206
ESOP compensation expense	1,674	1,115	1,190
Provision for loan losses	240	240	340
Increase in cash surrender value of BOLI	(1,965)	(1,868)	(1,885)
Deferred income tax provision (credit)	(834)	103	(649)
Excess tax benefits of stock plans	(174)	(621)	-
Changes in assets and liabilities:
Originations of loans sold during the period	(76,568)	(145,430)	(102,974)
Proceeds from sales of loans held for sale	77,628	146,646	108,489
Decrease (Increase) in other assets	(6,368)	929	4,247
Increase in other liabilities	823	840	9,633
Net cash provided by Operating Activities	17,773	31,050	61,393
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in federal funds sold and other short-term investments	(49,262)	(18,734)	43,277
Proceeds from maturities of investment securities held-to-maturity	155	220	130
Proceeds from maturities of investment securities available-for-sale	1,000	17,075	26,000
Proceeds from sales of investment securities available-for-sale	-	3,032	36,421
Proceeds from sales and calls of mortgage backed securities held-to-maturity	-	-	377
Proceeds from sales and calls of mortgage backed securities available-for-sale	8,542	-	232,230
Purchases of investment securities available-for-sale	(14,162)	(4,002)	(51,980)
Purchases of mortgage backed securities available-for-sale	(37,992)	-	(1,493)
Principal collected on mortgage backed securities held-to-maturity	-	-	94
Principal collected on mortgage backed securities available-for-sale	33,329	39,420	88,978
Net increase in loans	(174,029)	(91,789)	(114,979)
Proceeds from the sale of investment property	-	908	-
Proceeds from BOLI benefit payment	631	-	-
Purchases of fixed assets, net	(2,566)	(7,818)	(1,246)
Purchase of Federal Home Loan Bank of New York capital stock	(7,734)	(1,378)	(4,592)
Net cash (used in) provided by Investing Activities	(242,088)	(63,066)	253,217
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in due to depositors	171,466	93,760	(295,277)
Net increase (decrease) in escrow and other deposits	5,836	(1,145)	(766)
Increase (Decrease) in securities sold under agreements to repurchase	34,845	(85,220)	(129)
Proceeds from Federal Home Loan Bank of New York advances	135,000	40,000	25,000
Proceeds from exercise of stock options	136	910	2,307
Excess tax benefits of stock plans	174	621	-
Cash dividends re-assumed through liquidation of RRP	958	-	-
Purchase of common stock by the RRP and BMP	-	(70)	(81)
Cash dividends paid to stockholders and cash disbursed in payment of stock dividends	(19,006)	(19,751)	(19,868)
Purchase of treasury stock	(29,650)	(11,024)	(12,178)
Net cash provided by (used in) Financing Activities	299,759	18,081	(300,992)
INCREASE(DECREASE) IN CASH AND DUE FROM BANKS	75,444	(13,935)	13,618
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	26,264	40,199	26,581
CASH AND DUE FROM BANKS, END OF PERIOD	$101,708	$26,264	$40,199
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$20,622	$15,531	$8,654
Cash paid for interest	$110,508	$93,530	$76,975
Decrease (Increase) in unrealized loss on available-for-sale securities, net of taxes	$1,800	$(14)	$176
Change in minimum pension liability, net of taxes	1,022	148	$(276)
Increase in defined benefit plan liability from adoption of SFAS 158, net of taxes	$-	$(3,906)	$-
See notes to consolidated financial statements.

F-

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars In Thousands except for share amounts)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Dime Community Bancshares, Inc. (the "Holding Company" and together with its direct and indirect subsidiaries, the "Company") is a Delaware corporation organized by The Dime Savings Bank of Williamsburgh (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on June 26, 1996.  At December 31, 2007, the significant assets of the Holding Company were the capital stock of the Bank, the Holding Company's loan to the ESOP and investments retained by the Holding Company.  The liabilities of the Holding Company were comprised primarily of a $25,000 subordinated note payable maturing in May 2010 and $72,165 of trust preferred securities payable maturing in 2034.  The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.

The Bank was originally founded in 1864 as a New York State-chartered mutual savings bank.  In November 1995, the Bank converted to a federally chartered stock savings bank.  The Bank has been a community-oriented financial institution providing financial services and loans for housing within its market areas.  The Bank maintains its headquarters in the Williamsburg section of the borough of Brooklyn, New York.  The Bank has twenty one retail banking offices located throughout the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.

Summary of Significant Accounting Policies - The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP").  The following is a description of the significant policies.

Principles of Consolidation - The accompanying 2007, 2006 and 2005 consolidated financial statements include the accounts of the Holding Company, and its wholly-owned subsidiaries, the Bank and 842 Manhattan Avenue Corporation.  At December 31, 2005,  842 Manhattan Avenue Corporation owned and managed a real estate property which housed a former branch office of Financial Federal Savings Bank, F.S.B. ("FFSB"), a subsidiary of Financial Bancorp, Inc. ("FIBC"), which the Holding Company acquired on January 21, 1999.  The property was sold in 2006, and as a result, 842 Manhattan Corporation Avenue held no real estate at December 31, 2007.  All financial statements presented also include the accounts of the Bank's five wholly-owned subsidiaries, Boulevard Funding Corp. (''BFC''), Havemeyer Investments, Inc., DSBW Preferred Funding Corporation ("DPFC"), DSBW Residential Preferred Funding Corporation ("DRPFC") and Dime Reinvestment Company ("DRC").  DRPFC, established in March 1998, invests in real estate loans and is intended to qualify as a real estate investment trust for federal tax purposes.  BFC was established in order to invest in real estate joint ventures and other real estate assets, and had some minor financial investments as of December 31, 2007.  DPFC was established in March 1998, invests in multifamily and commercial real estate loans and is intended to qualify as a real estate investment trust for federal tax purposes.  DRC was established in 2004 in order to function as a Qualified Community Development Entity as defined in the Internal Revenue Code of 1986, as amended (the "Code").  DRC is currently inactive.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The financial statements presented for the years ended December 31, 2005 and 2006 and for the period January 1, 2007 through June 30, 2007, include the accounts of Havemeyer Equities Corp. (''HEC'').  HEC was originally established in order to invest in real estate joint ventures and other real estate assets.  In June 1998, HEC assumed direct ownership of DPFC.  HEC ceased operations effective the close of business on June 30, 2007, and was legally dissolved prior to December 31, 2007.  All of the assets and liabilities of HEC, including the direct ownership of DPFC, were assumed by the Bank.

Federal funds sold and short-term investments - Purchases and sales of federal funds sold and other short-term investments are recorded on trade date.  Federal funds sold and other short-term investments are carried at cost, which approximates market value due to the short-term nature of the investment.

Investment Securities and Mortgage-Backed Securities - Purchases and sales of investment and mortgage-backed securities are recorded on trade date.  Gains and losses on sales of investment and mortgage-backed securities are recorded on the specific identification basis.

Debt and equity securities that have readily determinable fair values are carried at fair value unless they are held-to-maturity. Debt securities are classified as held-to-maturity and carried at amortized cost only if the Company has a positive intent and ability to hold them to maturity.  If not classified as held-to-maturity, such securities are classified as securities available-for-sale or as trading securities. Unrealized holding gains or losses on securities available-for-sale are excluded from net income and reported net of income taxes as other comprehensive income.  At December 31, 2007 and 2006, all equity securities were classified as available-for-sale.

Neither the Holding Company nor the Bank has acquired securities for the purpose of engaging in trading activities.

The Company conducts a quarterly review and evaluation of its securities portfolio taking into account the severity and duration of a decline in market value, as well as its intent with regard to the securities in order to determine if a decline in market value of any security below its amortized cost basis is other than temporary. If such decline is deemed other than temporary, the carrying amount of the security is adjusted through a charge to net income in the amount of the decline in value.

Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value.  Loans sold are generally sold with servicing rights retained.

Allowance for Loan Losses - The Company provides a valuation allowance for estimated losses inherent in the loan portfolio.  The valuation allowance for estimated losses on loans is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, existing adverse situations which may affect a borrower's ability to repay, estimated value of underlying collateral and current economic conditions in the Bank's lending area. The allowance is increased by provisions for loan losses charged to operations and is reduced by charge-offs, net of recoveries.  Although management uses available information to estimate losses on loans, future additions to, or reductions in, the allowance may be necessary based on changes in economic conditions beyond management's control. Management believes, based upon all relevant and available information, that the allowance for loan losses is appropriate to absorb losses inherent in the portfolio.

Statement of Financial Accounting Standards ("SFAS") 114, ''Accounting by Creditors for Impairment of a Loan,'' as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an Amendment of FASB Statement No. 114," ("Amended SFAS 114"), requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of expected future cash flows discounted at the loan's effective interest rate.  As an expedient, creditors may account for impaired loans at the fair value of the collateral or at the observable market price of the loan if one exists.  If the estimated fair value of an impaired loan is less than the recorded amount, a specific valuation allowance is established.  If the impairment is considered to be permanent, a write-down is charged against the allowance for loan losses.  In accordance with Amended SFAS 114, homogeneous loans are not individually considered for impairment.  The Company considers individual one- to four-family residential mortgage and cooperative apartment loans having a balance of $417 or less and all consumer loans to be small balance homogenous loan pools and, accordingly, not covered by Amended SFAS 114.

A reserve is also recorded related to certain multifamily residential real estate loans sold with partial recourse under an agreement with the Federal National Mortgage Association ("FNMA").  This reserve, which is included in other liabilities, is determined in a manner similar to the Company's allowance for loan losses related to loans held in portfolio.

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

Accrual of interest is discontinued on loans considered impaired and ninety days past due.  A loan is considered impaired when it is probable that all contractual amounts due will not be collected in accordance with the terms of the loan.  Any interest accrued to income in the year that interest accruals are discontinued  is reversed. Payments on nonaccrual loans are generally applied initially to principal.  Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the outstanding principal balance (including any outstanding advances made related to the loan) and accrued interest.  Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least twelve consecutive months.

Mortgage Servicing Rights - The cost of mortgage loans sold with servicing rights retained by the Bank is allocated between the loans and the servicing rights based on their estimated fair values at the time of the loan sale. Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, anticipated net servicing income.   The Company adopted SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156") effective January 1, 2007.  SFAS 156 requires all separately recognized mortgage servicing rights ("MSR") to be initially measured at fair value, if practicable.  The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates derived based upon actual historical results for the Bank, or, in the absence of such data, from historical results for the Bank's peers. Capitalized loan servicing assets are stratified based on predominant risk characteristics of the underlying loans (i.e. collateral, interest rate, servicing spread and maturity) for the purpose of evaluating impairment. A valuation allowance is then established in the event the recorded value of an individual stratum exceeds its fair value.  Third party valuations of the loan servicing asset are performed on a quarterly basis, and were performed as of both December 31, 2007 and 2006.  In accordance with the provisions of SFAS 156, the Bank elected to continue its practice of amortizing its MSR in proportion to and over the period of estimated net servicing income or net servicing loss.

Other Real Estate Owned, Net - Properties acquired as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure are classified as other real estate owned ("OREO") and are recorded at the lower of the recorded investment in the related loan or the fair value of the property on the date of acquisition, with any resulting write down charged to the allowance for loan losses and any disposition expenses charged to the valuation allowance for possible losses on OREO.  Subsequent write downs are charged directly to operating expenses.  The Company did not possess any OREO during the years ended December 31, 2007 and 2006.

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

F-

The following is a reconciliation of the numerator and denominator of basic EPS and diluted EPS for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
Numerator:
Net Income per the Consolidated Statements of Operations	$22,443	$30,592	$36,210
Denominator:
Weighted average shares outstanding utilized in the calculation of basic EPS	33,490,420	34,872,421	35,121,413

Unvested shares of RRP and restricted stock awards	66,666	75,023	43,022
Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options	112,170	250,602	600,468
Anti-dilutive effect of tax benefits associated with "in-the-money" non-qualified stock options	(27,381)	(79,918)	(204,457)
Weighted average shares outstanding utilized in the calculation of diluted EPS	33,641,875	35,118,128	35,560,446

Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options are calculated based upon the excess of the average market value of the Company's common stock over the exercise price of outstanding options.

There were approximately 2,053,104 weighted average options, 1,077,676 weighted average options, and 759,100 weighted average options for the years ended December 31, 2007, 2006, and 2005, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the relevant period.

Accounting for Goodwill and Other Intangible Assets – SFAS 142 "Goodwill and Other Intangible Assets," established  standards for goodwill acquired in a business combination.  SFAS 142 eliminated amortization of goodwill and instead required the performance of a transitional goodwill impairment test six months from the date of adoption and at least annually thereafter.  As of the July 1, 2001 date of adoption of SFAS 142, the Company had goodwill totaling $55.6 million.

The Company performed impairment tests of goodwill as of December 31, 2007, 2006 and 2005. In each instance, the Company concluded that no potential impairment of goodwill existed.  No events have occurred or circumstances changed subsequent to December 31, 2007 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or changes in circumstances would require an immediate impairment test to be performed in accordance with SFAS 142.  In conjunction with the adoption of SFAS 142, the Company also re-assessed the useful lives and classifications of its identifiable intangible assets and determined that they remained appropriate.

Changes in the carrying amount of goodwill for the periods presented are as follows:

	Year Ended December 31,
	2007	2006	2005
Original Amount	$73,107	$73,107	$73,107
Accumulated Amortization	(17,469)	(17,469)	(17,469)
Net Carrying Value	$55,638	$55,638	$55,638

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

The Company adopted FIN 48 on January 1, 2007.  Provisions of FIN 48 were clarified by FASB Staff Position FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48."  Please refer to Note 14 for a discussion of FIN 48.

Cash and Cash Equivalents - For purposes of the Consolidated Statements of Cash Flows, the Company considers cash and due from banks to be cash equivalents.

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

The Company adopted SFAS 158 effective December 31, 2006.  SFAS 158 requires an employer sponsoring a single employer defined benefit plan to do the following: (1) recognize the funded status of a benefit plan in its statements of financial condition, measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation; (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, "Employers’ Accounting for Pensions," or SFAS 106, "Employers’ Accounting for Postretirement Benefits Other Than Pensions."  Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of SFAS 87 and SFAS 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements; (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statements of financial condition (with limited exceptions); and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.  The effect of adoption of SFAS 158 upon the Company's consolidated financial condition is summarized as follows.

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

Effective January 1, 2008, in compliance with applicable provisions of SFAS 158, the Company changed the measurement date for its defined benefit plans from October 1st to December 31st.  As a result of this change, the Company recorded a transition adjustment on January 1, 2008 that reduced its consolidated stockholders equity by $23.

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

Since all stock options outstanding were fully vested on December 30, 2005 and there were no grants of stock options during the year ended December 31, 2006, there was no recorded expense related to stock options during the years ended December 31, 2006 and 2005.    Grants of stock options during the year ended December 31, 2007 were accounted for at fair value in accordance with SFAS 123R.

Grants of restricted stock awards during the years ended December 31, 2007, 2006 and 2005 were accounted for at fair value in accordance with SFAS 123R.

The following table illustrates the effect on net income and EPS had the Company applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for the Stock Plans and RRP during the year ended December 31, 2005 and reflects $1,945 of additional pro-forma expense during the year ended December 31, 2005 related to the acceleration of vesting.

Year Ended December 31, 2005
Net income, as reported	$36,210
Less: Excess stock-based compensation expense determined under the fair value method over the stock-based compensation recorded for all Stock Plans, net of applicable taxes	(3,439)
Pro forma net income	$32,771

Earnings per share
Basic, as reported	$1.03
Basic, pro forma	0.93

Diluted, as reported	1.02
Diluted, pro forma	0.92

Derivative Instruments - All derivatives are recognized at fair value as either assets or liabilities in the consolidated statements of financial condition.  A derivative may be designated as a hedge against exposure to changes in either: (i) the fair value of a recognized asset, liability or firm commitment, (ii) cash flows of a recognized or forecasted transaction, or (iii) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction.  Depending upon the effectiveness of the hedge and/or the transaction being hedged, any fluctuations in the fair value of the derivative instrument are required to be either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income.  Changes in the fair value of all derivative instruments not receiving hedge accounting recognition are recorded in current year earnings.

During the years ended December 31, 2007, 2006 and 2005, neither the Holding Company nor the Bank held any derivative instruments or any embedded derivative instruments that required bifurcation.

BOLI – BOLI is carried at its contract value.  Increases in the contract value are recorded as non-interest income in the consolidated statements of operations and insurance proceeds received are recorded as a reduction of the contract value.

Comprehensive Income - Comprehensive income for the years ended December 31, 2007, 2006 and 2005 was determined in accordance with SFAS 130, "Reporting Comprehensive Income.''  Comprehensive income includes changes in the unrealized gain or loss on available for sale securities and minimum pension liability, which, under GAAP, bypass net income and are typically reported as components of stockholders' equity.  All comprehensive income adjustment items are presented net of applicable tax effect.

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

For the years ended December 31, 2007, 2006 and 2005, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements governing the manner in which  an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquiree, and goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of FAS 141R on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51." ("SFAS 160").  SFAS 160 requires that, for purposes of accounting and reporting, minority interests be re-characterized as non-controlling interests and classified as a component of equity.  SFAS 160 also requires financial reporting disclosures that clearly identify and distinguish between the interests of the parent and the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, however, will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  Adoption of SFAS 160 is not expected to have a material impact upon the Company's consolidated financial condition or results of operations.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings." ("SAB 109").  SAB 109 provides guidance on accounting for loan commitments recorded at fair value under GAAP. SAB 109 supersedes SAB No. 105, "Application of Accounting Principles to Loan Commitments."  SAB 109 requires that the expected net future cash flows related to the associated servicing of a loan be included in the measurement of all written loan commitments that are accounted for at fair value. The provisions of SAB 109 are applicable on a prospective basis to written loan commitments recorded at fair value that are issued or modified in fiscal quarters beginning after December 15, 2007. SAB 109 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159").  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 seeks to improve the overall quality of financial reporting by providing companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without requiring the application of complex hedge accounting provisions.  The Company adopted SFAS 159 on January 1, 2008.  Adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In September 2006, the Emerging Issues Task Force reached a consensus on Issue 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" ("EITF-06-4"). Under EITF 06-4, an employer should recognize a liability for future benefits associated with an endorsement split-dollar life insurance arrangement based on the substantive agreement with the employee.  If the substance of these benefits is deemed comparable to benefits of a postretirement benefit plan, the liability associated with the endorsement split-dollar life insurance arrangement should be measured in accordance with SFAS 106. If the endorsement split-dollar life insurance arrangement is, in substance, an individual deferred compensation contract, then the liability should be measured in accordance with Accounting Principles Board Opinion No. 12, "Omnibus Opinion-1967." ("APB 12").

Under EITF 06-4, if the employer has agreed to maintain a life insurance policy during the employee's retirement, the cost of the insurance policy during postretirement periods should be accrued in accordance with either SFAS 106 or APB 12. Similarly, if the employer has agreed to provide the employee with a death benefit, the employer should accrue, over the service period, a liability for the actuarial present value of the future death benefit as of the employee's expected retirement date, in accordance with either SFAS 106 or APB 12.  The Company adopted EITF 06-4 on January 1, 2008.  As a result of the adoption of EITF 06-4, the Company recorded a reduction of $528 to the Company's consolidated stockholders' equity on January 1, 2008.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defined fair value, established a framework for measuring fair value under GAAP, and expanded disclosures about fair value measurements.  Other current accounting pronouncements that require or permit fair value measurements will require application of SFAS 157.  SFAS 157 does not require any new fair value measurements, however, changes the definition of, and methods used to measure, fair value.  SFAS 157 emphasizes fair value as a market-based, not entity-specific, measurement. Under SFAS 157, a fair value measurement should be based on the assumptions that market participants would use in pricing the asset or liability.  SFAS 157 further establishes a fair value hierarchy that distinguishes between (i) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs), and (ii) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. SFAS 157 also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.  The Company adopted SFAS 157 on January 1, 2008.  Adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In September 2006, the Emerging Issues Task Force reached a consensus on Issue 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4" ("EITF No. 06-5"). EITF No. 06-5 requires that a life insurance policyholder consider contractual limitations in the policy when determining the realizable amount of the insurance contract. In addition, EITF No. 06-5 requires that amounts recoverable by the policyholder at the discretion of the insurance company be excluded from the amount that could be realized under the insurance contract.   EITF No. 06-5 further requires that amounts recoverable by the policyholder in periods beyond one year from the surrender of the policy be recognized at a value discounted under a present value of cash flows method.  EITF No. 06-5 is effective for fiscal years beginning after December 15, 2006 and requires that the effects of adoption be recognized by a change in accounting principle through either (i) a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (ii) retrospective application to all prior periods.  Adoption of EITF No. 06-5 did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

Use of Estimates in the Preparation of the Consolidated Financial Statements - The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas in the accompanying consolidated financial statements where estimates are significant include the allowance for loans losses, valuation of MSR, asset impairment adjustments related to the valuation of goodwill, and other than temporary impairments of securities, loan income recognition, the fair value of financial instruments, recognition of deferred tax asset and unrecognized tax benefits and the accounting for defined benefit plans sponsored by the Company.

Reclassification –  Certain amounts as of December 31, 2006 and 2005 have been reclassified to conform to their presentation as of and for the year ended December 31, 2007.  In particular, effective January 1, 2006, the Company reclassified prepayment and late charge fees on loans in all periods presented from non-interest income into interest income as a result of a classification change made by the Office of Thrift Supervision ("OTS").  The Company now recognizes all prepayment and late charge fees on loans as net interest income instead of non-interest income in both its financial and regulatory reports.  Prepayment fee and late charge income reclassified from non-interest income to interest income totaled $5,517 during the year ended December 31, 2005.

2.   CONVERSION TO STOCK FORM OF OWNERSHIP

On November 2, 1995, the Board of Directors of the Bank adopted a Plan of Conversion to convert from mutual to stock form of ownership.  At the time of conversion, the Bank established a liquidation account in an amount equal to the retained earnings of the Bank as of the date of the most recent financial statements contained in the final conversion prospectus. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases in deposits do not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying balances on the date of liquidation for accounts held at  conversion.

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

The Holding Company may not declare or pay cash dividends on, or repurchase any of, its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below either applicable regulatory capital maintenance requirements, or the amount of the liquidation account, or if such declaration or payment or repurchase would otherwise violate regulatory requirements.

3.   INVESTMENT SECURITIES HELD-TO-MATURITY AND AVAILABLE-FOR-SALE

The amortized cost, gross unrealized gains and losses and estimated fair value of investment securities held-to-maturity at December 31, 2007 were as follows:

	Investment Securities Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Debt Securities:
Obligations of state and political subdivisions, maturities of one-to-five years	$80	$-	$-	$80

The amortized/historical cost, gross unrealized gains and losses and estimated fair value of investment securities available-for-sale at December 31, 2007 were as follows:

	Investment Securities Available-for-Sale
	Amortized/ Historical Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Debt securities:
Municipal agencies	$9,951	$94	$(17)	$10,028
Corporate and other	17,177	1	(223)	16,955
Total debt securities	27,128	95	(240)	26,983
Equity securities	7,573	111	(572)	7,112
	$34,701	$206	$(812)	$34,095

The amortized cost and estimated fair value of the debt securities component of investment securities available-for-sale at December 31, 2007, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment fees.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,218	$5,190
Due after one year through five years	348	351
Due after five year through ten years	9,603	9,677
Due after ten years	11,959	11,765
	$27,128	$26,983

The following summarizes the gross unrealized losses and fair value of investment securities available-for-sale as of December 31, 2007, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Losses
Municipal agencies	$2,679	$17	-	-	$2,679	$17
Corporate securities	15,512	223	-	-	15,512	223
Equity securities	1,245	58	$3,213	$514	4,458	572
	$19,436	$298	$3,213	$514	$22,649	$812

At December 31, 2007, the Company had two investment security positions that possessed 12 months or more of consecutive unrealized losses, one of which was a diversified mutual fund investment.  The other security was a minor equity investment in a financial institution that possessed an unrealized loss of less than $2 as of December 31, 2007.  Management does not believe that any of the unrealized losses in the above table qualified as other-than temporary impairments at December 31, 2007.  In making this determination, management considered the severity and duration of the loss, as well as management's intent and ability to hold the security until substantial recovery of the loss.  Management also has no current intention to dispose of these investments.

During the year ended December 31, 2007, there were no sales of investment securities available-for-sale.

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

The amortized cost and estimated fair value of the debt securities component of investment securities available-for-sale at December 31, 2006, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment fees.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,000	$999
Due after one year through five years	982	984
Due after ten years	20,496	20,617
	$22,478	$22,600

F-

The following summarizes the gross unrealized losses and fair value of investment securities available-for-sale as of December 31, 2006, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Losses
Debt securities:
Corporate securities	-	-	999	1	999	1
Equity securities	4,354	257	4	1	4,358	258
	$4,354	$257	$1,003	$2	$5,357	$259

At December 31, 2006, the Company had four investment security positions that possessed 12 months or more of consecutive unrealized losses.  One of the four securities matured and was paid in full on January 15, 2007.  Two of the three remaining securities were comprised of diversified mutual fund investments.  The final security was a minor equity investment in a financial institution that possessed an unrealized loss of less than $1 as of December 31, 2006.  Management does not believe that any of the unrealized losses in the above table qualified as other-than temporary impairments at December 31, 2006.  In making this determination, management considered the severity and duration of the loss, as well as management's intent and ability to hold the security until substantial recovery of the loss.  Management also has no current intention to dispose of these investments.

During the year ended December 31, 2006, proceeds from the sale of investment securities available-for-sale totaled $3,032.  A net gain of $1,063 was recorded on these sales.

4.   MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

The amortized cost, gross unrealized gains and losses and estimated fair value of MBS available-for-sale at December 31, 2007 were as follows:

	Mortgage-Backed Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Collateralized mortgage obligations ("CMOs")	$119,386	$-	$(2,158)	$117,228
Federal Home Loan Mortgage Corporation pass-through certificates	31,174	437	-	31,611
FNMA pass-through certificates	12,677	77	(108)	12,646
Governmental National Mortgage Association ("GNMA") pass-through certificates	1,266	13	-	1,279
	$164,503	$527	$(2,266)	$162,764

At December 31, 2007, MBS available-for-sale possessed a weighted average contractual maturity of 15.8 years and a weighted average estimated duration of 2.5 years.

F-

The following summarizes the gross unrealized losses and fair value of MBS available for sale at December 31, 2007, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Unrealized Loss	Fair Value	Gross Unrealized Losses
CMOs	$-	$-	$7,860	$108	$7,860	$108
FNMA pass-through certificates	-	-	117,227	2,158	117,227	2,158
	$-	$-	$125,087	$2,266	$125,087	$2,266

At December 31, 2007, there were twenty-three MBS positions that possessed 12 months or more of consecutive unrealized losses.  The unrealized loss for all twenty-three securities resulted solely from changes in interest rates subsequent to acquisition of the security.  Management does not believe that any of the unrealized losses in the above table qualified as other-than temporary impairments at December 31, 2007.  In making this determination, management considered the severity and duration of the loss, as well as management's intent and ability to hold the security until substantial recovery of the loss.  Management also has no current intention to dispose of these investments.  At December 31, 2007, all of the FNMA pass-through certificates and CMOs that possessed unrealized losses for 12 or more consecutive months had the highest possible credit quality rating.

The amortized cost, gross unrealized gains and losses and estimated fair value of MBS available-for-sale at December 31, 2006 were as follows:

	Mortgage-Backed Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
CMOs	$148,461	$-	$(5,304)	$143,157
GNMA pass-through certificates	1,773	19	-	1,792
FNMA pass-through certificates	9,862	-	(374)	9,488
	$160,096	$19	$(5,678)	$154,437

At December 31, 2006, MBS available-for-sale possessed a weighted average contractual maturity of 13.4 years and a weighted average estimated duration of 2.6 years.

The following summarizes the gross unrealized losses and fair value of MBS available for sale at December 31, 2006, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loss	Fair Value	Goss Unrealized Losses
Debt securities:
CMOs	$-	$-	$143,157	$5,304	$143,157	5,304
FNMA pass-through certificates	-	-	9,488	374	9,488	374
	$-	$-	$152,645	$5,678	$152,645	$5,678

At December 31, 2006, there were twenty-four MBS positions that possessed 12 months or more of consecutive unrealized losses.  The unrealized loss for all twenty-four securities resulted solely from changes in interest rates subsequent to acquisition of the security.  Management does not believe that any of the unrealized losses in the above table qualified as other-than temporary impairments at December 31, 2006.  In making this determination, management considered the severity and duration of the loss, as well as management's intent and ability to hold the security until substantial recovery of the loss.  Management also has no current intention to dispose of these investments.

5.   LOANS

The Bank's real estate loans were composed of the following:

	December 31, 2007	December 31, 2006
One- to four-family	$139,416	$146,613
Multifamily residential	1,948,000	1,853,880
Commercial real estate	728,129	666,927
Construction and land acquisition	49,387	23,340
Federal Housing Authority and Veterans Administration Insured mortgage loans	1,029	1,236
Cooperative apartment unit loans	6,172	7,224
	2,872,133	2,699,220
Net unearned costs	1,833	1,048
	$2,873,966	$2,700,268

The Bank originates both adjustable and fixed interest rate real estate loans.  At December 31, 2007, the approximate composition of these loans was as follows:

Fixed Rate		Adjustable Rate
Period to Maturity	Book Value	Earlier of Period to Maturity or Next Repricing	Book Value
1 year or less	$21,461	1 year or less	$373,824
> 1 year-3 years	37,066	> 1 year-3 years	735,852
> 3 years-5 years	58,803	> 3 years-5 years	1,001,000
> 5 years-10 years	209,450	> 5 years-10 years	299,403
> 10 years	134,580	> 10 years	694
	$461,360		$2,410,773

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

A concentration of credit risk existed within the Bank's loan portfolio at December 31, 2007, as the majority of real estate loans on that date were collateralized by properties located in the New York City metropolitan area.

At December 31, 2007, the Bank had $420,808 of loans in its portfolio that featured interest only payments.  These loans subject the Bank to additional risk since their principal balance will not be reduced significantly prior to contractual maturity.  In addition at December 31, 2007, the Bank possessed a loss exposure of up to $20,409 in connection with $70,677 of interest only loans sold to FNMA.

F-

The Bank's other loans were composed of the following:

	December 31, 2007	December 31, 2006
Passbook loans (secured by savings and time deposits)	$1,122	$1,172
Consumer installment and other loans	1,047	1,033
	$2,169	$2,205

Loans on which the accrual of interest was discontinued were $2,856 and $3,606 at December 31, 2007 and 2006, respectively.  Interest income foregone on nonaccrual loans was $108 during the year ended December 31, 2007, $131 during the year ended December 31, 2006, and was immaterial during the year ended December 31, 2005.

The Bank had no loans considered troubled-debt restructurings at December 31, 2007 and 2006.

At December 31, 2007, there were six loans totaling $2,814 deemed impaired under Amended SFAS 114, compared to six loans totaling $3,514 as of December 31, 2006.  The average balance of impaired loans was approximately $2,717 during the year ended December 31, 2007, $1,920 during the year ended December 31, 2006, and $2,309 during the year ended December 31, 2005.  There were no write-downs on impaired loans during the years ended December 31, 2007, 2006 and 2005.  At December 31, 2007 and 2006, reserves allocated within the allowance for loan losses for impaired loans totaled $348 and $351, respectively.  Net principal received on impaired loans totaled $1,950 and net interest received on impaired loans totaled $326 during the year ended December 31, 2007.  Net principal received on impaired loans totaled $628 and net interest received on impaired loans totaled $132 during the year ended December 31, 2006.  Net principal received on impaired loans totaled $10,755 and net interest received on impaired loans totaled $1,189 during the year ended December 31, 2005.

The following assumptions were utilized in evaluating the loan portfolio pursuant to the provisions of Amended SFAS 114:

Homogenous Loans - Individual one- to four-family residential mortgage loans and cooperative apartment loans having a balance of $417 or less and all consumer loans were considered to be small balance homogenous loan pools and, accordingly, not subject to Amended SFAS 114.

Loans Evaluated for Impairment - All non-homogeneous loans greater than $1,000 were individually evaluated for potential impairment. Additionally, individual one- to four-family residential and cooperative apartment unit mortgage loans exceeding $417 and delinquent in excess of 60 days were evaluated for impairment.  A loan is considered impaired when it is probable that all contractual amounts due will not be collected in accordance with the terms of the loan. A loan is not deemed to be impaired, even during a period of delayed payment by the borrower, if the Bank ultimately expects to collect all amounts due, including interest accrued at the contractual rate.   At December 31, 2007 and 2006, all impaired loans were on nonaccrual status. In addition at December 31, 2007 and 2006, approximately $42 and $92, respectively, of one- to four-family residential and cooperative apartment loans with a balance of $417 or less and consumer loans were on nonaccrual status. These loans are considered as a homogeneous loan pool not subject to Amended SFAS 114.

Reserves and Charge-Offs - The Bank allocates a portion of its total allowance for loan losses to loans deemed impaired under Amended SFAS 114. All charge-offs on impaired loans are recorded as a reduction in both loan principal and the allowance for loan losses. Management evaluates the adequacy of its allowance for loan losses on a regular basis.  Management believes that its allowance for impaired loans was adequate at December 31, 2007 and 2006.

Measurement of Impairment - Since all impaired loans are secured by real estate properties, the fair value of the collateral is utilized to measure impairment.  The fair value of the collateral is measured as soon as practicable after the loan becomes impaired and periodically thereafter.

Income Recognition - Accrual of interest is discontinued on loans identified as impaired and past due ninety days. Cash payments received on impaired loans subsequent to discontinuation of interest accruals are generally applied initially to principal.

F-

6.   ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2007	2006	2005
Balance at beginning of period	$15,514	$15,785	$15,543
Provision charged to operations	240	240	340
Loans charged off	(28)	(50)	(76)
Recoveries	19	23	31
Transfer (to) from reserves on loan commitments	(358)	(484)	(53)
Balance at end of period	$15,387	$15,514	$15,785

7.   MORTGAGE SERVICING ACTIVITIES

At December 31, 2007, 2006 and 2005, the Bank was servicing loans for others having principal balances outstanding of approximately $563,383, $519,165, and $413,662, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, paying taxes and insurance, and foreclosure processing.  The deferred servicing rights related to these loans totaled $2,496 and $2,592 at December 31, 2007 and 2006, respectively, including the servicing rights associated with the multifamily loans sold to FNMA discussed below totaling $2,268 and $2,339 at December 31, 2007 and 2006, respectively.  MSR recognized from loan sales were $493, $815 and $424 during the years ended December 31, 2007, 2006 and 2005, respectively.  Amortization of servicing rights was $589, $569 and $578 during the years ended December 31, 2007, 2006 and 2005, respectively.  MSR are accounted for in accordance with SFAS 156, which was adopted by the Bank on January 1, 2007, and did not create a material change in the Bank's existing accounting practices.  In connection with loans serviced for others, the Bank held borrowers' escrow balances of approximately $7,121 and $6,518 at December 31, 2007 and 2006, respectively.

Multifamily Loans Sold To FNMA - The Bank implemented a program in December 2002 to originate and sell multifamily residential mortgage loans in the secondary market to FNMA while retaining servicing. The Bank underwrites these loans using its customary underwriting standards, funds the loans, and sells them to FNMA at agreed upon pricing. At December 31, 2007 and 2006, the Bank serviced $541,868 and $494,770, respectively, of loans sold pursuant to this program with corresponding loan servicing assets of $2,268 and $2,339, respectively.  Amortization of these servicing rights was $562, $543 and $559 during the years ended December 31, 2007, 2006 and 2005, respectively.  Under the terms of the sales program, the Bank retains a portion of the associated credit risk. At December 31, 2007 and 2006, the Bank's maximum potential exposure related to secondary market sales to FNMA with respect to this specific program was $20,409 and $18,495, respectively.  The Bank retains this level of exposure until the portfolio of loans sold to FNMA is satisfied in its entirety or the Bank funds claims by FNMA for the maximum loss exposure.  As of December 31, 2007 and 2006, the Bank had not realized any losses related to these loans.  Reserves of $2,436 and $2,223 were established as of December 31, 2007 and 2006, respectively, related to this exposure.  The reserve recorded relating to this exposure was included in the calculation of the gain on the sale of the loans.  No additional provisions relating to this exposure were recorded during the years ended December 31, 2007, 2006 and 2005.

F-

Key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

	At December 31, 2007	At December 31, 2006	At December 31, 2005
Net carrying value of the servicing asset	$2,268	$2,339	$2,074
Fair value of the servicing asset	3,914	3,556	2,890
Weighted average life (in years)	8.25	8.25	8.25
Prepayment speed assumptions (annual rate)	151 PSA	151 PSA	151 PSA
Impact on fair value of 10% adverse change	$(89)	$(76)	$(60)
Impact on fair value of 20% adverse change	$(174)	$(150)	$(118)
Expected credit losses (annual rate)	$13	$65	$13
Impact on fair value of 10% adverse change	$(1)	$(1)	$(4)
Impact on fair value of 20% adverse change	$(3)	$(3)	$(9)
Residual cash flows discount rate (annual rate)	12.75%	13.75%	12.75%
Impact on fair value of 10% adverse change	$(107)	$(101)	$(70)
Impact on fair value of 20% adverse change	$(207)	$(195)	$(137)
Average Interest rate on adjustable rate loans	5.66%	5.62%	5.41%
Impact on fair value of 10% adverse change	-	-	-
Impact on fair value of 20% adverse change	-	-	-

8.   PREMISES AND FIXED ASSETS

The following is a summary of premises and fixed assets:

	December 31, 2007	December 31, 2006
Land	$7,237	$7,237
Buildings	21,532	20,293
Leasehold improvements	5,209	4,856
Furniture, fixtures and equipment	14,558	13,586
	48,536	45,972
Less: accumulated depreciation and amortization	(24,658)	(23,086)
	$23,878	$22,886

Depreciation and amortization expense amounted to approximately $1,574, $1,459 and $1,371 during the years ended December 31, 2007, 2006 and 2005, respectively.

9.   FEDERAL HOME LOAN BANK OF NEW YORK CAPITAL STOCK

The Bank is a Savings Bank Member of the FHLBNY.  Membership requires the purchase of shares of FHLBNY capital stock at $100 per share. The Bank owned 390,294 shares and 312,948 shares at December 31, 2007 and 2006, respectively. The Bank recorded dividends on the FHLBNY capital stock of $2,169, $1,688 and $1,139 during the years ended December 31, 2007, 2006 and 2005, respectively.

F-

10.   DUE TO DEPOSITORS

Deposits are summarized as follows:

	At December 31, 2007		At December 31, 2006
	Effective Cost	Liability	Effective Cost	Liability
Savings accounts	0.55%	$274,067	0.59%	$298,522
Certificates of deposit	4.61	1,077,087	4.76	1,064,669
Money market accounts	4.04	678,759	3.56	514,607
NOW and Super NOW accounts	2.28	58,414	1.08	35,519
Checking accounts	0.15	91,671	-	95,215
	3.67%	$2,179,998	3.54%	$2,008,532

The distribution of certificates of deposit by remaining maturity was as follows:

	At December 31,	At December 31,
	2007	2006
Maturity in one year or less	$968,128	$961,009
Over one year through three years	99,928	85,435
Over three years to five years	9,021	18,225
Over five years	10	-
Total certificates of deposit	$1,077,087	$1,064,669

The aggregate amount of certificates of deposit with a minimum denomination of one-hundred thousand dollars was approximately $364,591 and $356,584 at December 31, 2007 and 2006, respectively.

11.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Presented below is information concerning securities sold under agreements to repurchase:

	At or for the Fiscal Year Ended December 31,
	2007	2006
Balance outstanding at end of period	$155,080	$120,235
Average interest cost at end of period	4.53%	3.54%
Average balance outstanding during the period	$132,685	$134,541
Average interest cost during the period	4.11%	1.95%(a)
Carrying amount of underlying collateral	$163,116	$126,830
Estimated fair value of underlying collateral	$163,116	$126,830
Maximum balance outstanding at month end during the year	$155,160	$205,455

(a) During the year ended December 31, 2006, the Company recorded a reduction of $2,176 in interest expense on securities sold under agreements to repurchase that were prepaid.  Excluding this reduction, the average cost of securities sold under agreements to repurchase would have been 3.56% during the year ended December 31, 2006.

12.   FEDERAL HOME LOAN BANK OF NEW YORK ADVANCES

The Bank had borrowings (''Advances'') from the FHLBNY totaling $706,500 and $571,500 at December 31, 2007 and  2006, respectively. The average interest cost of FHLBNY Advances was 4.30%, 4.69%, and 4.48% during the years ended December 31, 2007, 2006 and 2005, respectively.  During the year ended December 31, 2006, the Company incurred $1,369 in additional interest expense related to the prepayment of FHLBNY Advances.  Excluding this increase, the average cost of FHLBNY Advances would have been 4.45% during the year ended December 31, 2006. The average interest rate on outstanding FHLBNY Advances was 4.07% and 4.37% at December 31, 2007 and 2006, respectively.  At December 31, 2007, in accordance with its Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank maintained the requisite qualifying collateral with the FHLBNY (principally real estate loans), as defined by the FHLBNY, to secure such Advances.  At December 31, 2007, the FHLBNY Advances had contractual maturities ranging from September 2008 through December 2017.  Certain of the FHLBNY Advances outstanding at December 31, 2007 contained call features that may be exercised by the FHLBNY.

13.   SUBORDINATED NOTES PAYABLE AND TRUST PREFERRED SECURITIES PAYABLE

On April 12, 2000, the Holding Company issued subordinated notes in the aggregate amount of $25,000. The notes have a 9.25% fixed rate of interest and mature on May 1, 2010.  Interest expense recorded on the notes, inclusive of amortization of related issuance costs, was $2,396 during each of the years ended December 31, 2007, 2006 and 2005.

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

Interest expense recorded on the trust preferred securities totaled $5,129 during each of the years ended December 31, 2007, 2006 and 2005.  Of the total interest payments, $152 was paid to the Holding Company in each of 2007, 2006 and 2005 related to its $2,165 investment in the securities, and was recorded in other non-interest income.

14.   INCOME TAXES

The Company's consolidated Federal, State and City income tax provisions were comprised of the following:

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
		2007			2006			2005
	Federal	State and City	Total	Federal	State and City	Total	Federal	State and City	Total
Current	$11,976	$2,106	$14,082	$15,385	$1,564	$16,949	$18,919	$1,960	$20,879
Deferred	(204)	(630)	(834)	(176)	279	103	(691)	42	(649)
	$11,772	$1,476	$13,248	$15,209	$1,843	$17,052	$18,228	$2,002	$20,230

The preceding table excludes tax effects recorded directly to stockholders’ equity in connection with unrealized gains and losses on securities available-for-sale, stock-based compensation plans, and adjustments to other comprehensive income relating to the minimum pension liability, unrecognized gains of pension and other postretirement obligations and the adoption of SFAS 158.  These tax effects are disclosed as part of the presentation of the consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income.

The provision for income taxes differed from that computed at the Federal statutory rate as follows:

	Year Ended December 31,
	2007	2006	2005
Tax at Federal statutory rate	$12,492	$16,675	$19,754
State and local taxes, net of Federal income tax benefit	959	1,198	1,156
Benefit plan differences	(37)	(159)	(3)
Adjustments for prior period tax returns	641	(42)	(50)
Investment in BOLI	(880)	(654)	(660)
Other, net	73	34	33
	$13,248	$17,052	$20,230
Effective tax rate	37.12%	35.79%	35.84%

In accordance with SFAS 109, "Accounting for Income Taxes," deferred tax assets and liabilities are recorded for temporary differences between the book and tax bases of assets and liabilities.

The components of Federal and State and City deferred income tax assets and liabilities were as follows:

	At December 31,
Deferred tax assets:	2007	2006
Excess book bad debt over tax bad debt reserve	$7,156	$6,625
Employee benefit plans	7,063	7,671
Tax effect of other comprehensive income on securities available-for-sale	1,079	2,548
State net operating loss carryforwards expiring in 2027 and 2026	873	136
Other	504	452
Total deferred tax assets	16,675	17,432
Deferred tax liabilities:
Difference in book and tax carrying value of fixed assets	600	498
Tax effect of purchase accounting fair value adjustments	179	194
Other	103	296
Total deferred tax liabilities	882	$988
Valuation Allowance for State net operating loss carryforwards	873	136
Net deferred tax asset (recorded in other assets)	$14,920	$16,308

At December 31, 2007 and 2006, respectively, a valuation allowance of $873 and $136 was established against the deferred tax asset associated with State net operating loss carryforwards.  No other valuation allowances were recognized during the years ended December 31, 2007 and 2006, since, at each period end, it was more likely than not that the deferred tax assets would be fully realized.

At December 31, 2007, the Bank had approximately $60,000 of bad debt reserves for New York State and New York City income tax purposes for which no provision for income tax was required to be recorded.  However, these bad debt reserves could be subject to recapture into taxable income under certain circumstances.  Approximately $15,000 of the Bank’s previously accumulated bad debt deductions were similarly subject to potential recapture for federal income tax purposes at December 31, 2007.  New York State and federal recapture liabilities could be triggered by certain actions, including a distribution of these bad debt benefits to the Holding Company or the failure of the Bank to qualify as a bank for federal or New York State and New York City tax purposes.

In order for the Bank to permissibly maintain a New York State and New York City tax bad debt reserve for thrifts, certain thrift definitional tests must be satisfied on an ongoing basis.  These include maintaining at least 60% of assets in thrift qualifying assets, as defined for tax purposes, and maintaining a thrift charter. If the Bank fails to satisfy these definitional tests, it would be required to transition to the reserve method permitted to commercial banks under New York State and New York City income tax law, which would result in an increase in the New York State and New York City income tax provision, and a deferred tax liability would be established to reflect the eventual recapture of some or all of the New York State and New York City bad debt reserve.

The Company expects to take no action in the foreseeable future that would require the establishment of a tax liability associated with these bad debt reserves.

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

The following table reconciles the Company's gross unrecognized tax benefits:

Gross unrecognized tax benefits at January 1, 2007	$2,716
Lapse of statue of limitations	(183)
Gross increases – current period tax positions	73
Gross decreases – prior period tax positions	(332)
Gross unrecognized tax benefits at December 31, 2007	$2,274

If recognized, the net unrecognized tax benefits as of December 31, 2007 would have reduced the Company's consolidated income tax expense by $1.4 million (excluding interest of $331), all of which would have favorably impacted the Company's consolidated effective tax rate.

Interest and penalties associated with unrecognized tax benefits approximated $648 and $509 at January 1, 2007 and December 31, 2007, respectively.  The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense.  Related to the unrecognized tax benefits noted above, the Company reversed interest of $139 during 2007 and in total, as of December 31, 2007, has an unrecognized tax liability for interest of $331, and no unrecognized tax liability for penalties.

All entities for which unrecognized tax benefits existed as of December 31, 2007 possess a June 30th tax year-end.  As a result, as of December 31, 2007, the tax years ended June 30, 2004 through June 30, 2007 remained subject to examination by all tax jurisdictions.  The Company is currently under audit by taxing jurisdictions.  As a result, it is reasonably possible that an amount ranging from 30% to 50% of the unrecognized tax benefits (including interest) could be recognized within the next twelve months.

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

The net periodic (credit)cost for the Employee Retirement Plan included the following components:

	Year Ended December 31,
	2007	2006	2005
Interest cost	1,071	1,041	1,068
Expected return on plan assets	(1,799)	(1,753)	(1,650)
Net amortization and deferral	470	580	545
Net periodic (credit) cost	$(258)	$(132)	$(37)

Major assumptions utilized to determine the net periodic cost (credit) were as follows:

	Year Ended December 31,
	2007	2006	2005
Discount rate	5.875%	5.50%	6.125%

The funded status of the Employee Retirement Plan was as follows:

	At December 31,
	2007	2006
Accumulated benefit obligation at end of period	$18,357	$18,753
Reconciliation of Projected benefit obligation:
Projected benefit obligation at beginning of period	$18,753	$19,450
Interest cost	1,070	1,041
Actuarial gain	(430)	(652)
Benefit payments	(1,036)	(1,049)
Settlements	-	(37)
Projected benefit obligation at end of period	18,357	18,753
Plan assets at fair value (investments in trust funds managed by trustee)
Balance at beginning of period	20,509	20,000
Return on plan assets	2,699	1,595
Contributions	-	-
Benefit payments	(1,036)	(1,049)
Settlements	-	(37)
Balance at end of period	22,172	20,509

Funded status:
Excess of plan assets over projected benefit obligation	3,815	1,756
Unrecognized loss from experience different from that assumed	N/A	N/A
Prepaid retirement expense included in other assets	$3,815	$1,756

For the years ended December 31, 2007 and 2006, the Bank used October 1st as its measurement date for the Employee Retirement Plan.  The Bank does not anticipate making any contributions to the Employee Retirement Plan in 2008.  During the year ending December 31, 2008, $268 in actuarial losses are anticipated to be recognized as a component of net periodic cost.

Major assumptions utilized to determine the benefit obligations at December 31, 2007 and 2006 were as follows:

	At December 31,
	2007	2006
Discount rate	6.29%	5.875%
Expected long-term return on plan assets	9.00	9.00

Employee Retirement Plan assets are invested in six diversified investment funds of RSI Retirement Trust (the "Trust"), a no-load series open-ended mutual fund.  The investment funds include four equity mutual funds and two bond mutual funds, each with its own investment objectives, strategies and risks, as detailed in the Trust's prospectus.  All of the investment funds have quoted market prices.  The Trust has been given discretion by the plan sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust's Statement of Investment Objectives and Guidelines (the "Guidelines").

The long-term investment objective is to be invested 65% in equity mutual funds and 35% in bond mutual funds.  If the plan is underfunded under the Guidelines, the bond fund portion will be temporarily increased to 50% in order to lessen asset value volatility.  When the Employee Retirement Plan is no longer underfunded, the bond fund portion will be returned to 35%.  Asset rebalancing is performed at least annually, with interim adjustments performed when the investment mix varies in excess of 10% from the target.

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

The weighted average allocation by asset category of the assets of the Employee Retirement Plan were summarized as follows:

	At December 31,
	2007	2006
Asset Category
Equity securities	70%	73%
Debt securities (bond mutual funds)	30	27
Total	100%	100%

The allocation percentages in the above table are consistent with future planned allocation percentages as of December 31, 2007.

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

Benefit payments, which reflect expected future service (as appropriate), are anticipated to be made as follows:

Year Ending December 31,
2008	$1,197
2009	1,218
2010	1,215
2011	1,216
2012	1,266
2013 to 2017	6,472

Retirement Plan for Board Members of Dime Community Bancshares, Inc. ("Directors' Retirement Plan") and BMP - The Holding Company and Bank maintain the BMP, which exists in order to compensate executive officers for any curtailments in benefits due to statutory limitations on benefit plans.  As of December 31, 2007 and 2006, the BMP had investments in the Holding Company's common stock of $9,352 and $10,260, respectively.  Benefit accruals under the defined benefit portion of the BMP were suspended on April 1, 2000, when they were suspended under the Employee Retirement Plan.

Effective July 1, 1996, the Bank established the Directors' Retirement Plan, which provides benefits to each eligible outside director commencing upon termination of their Board service or at age 65.  Each outside director automatically becomes a participant in the Directors' Retirement Plan.

In March 2005, the Board of Directors of the Company approved an amendment to the Directors' Retirement Plan that froze all participant benefits effective March 31, 2005.  Upon receipt of an updated actuarial valuation report reflecting this amendment, the Company recorded a curtailment credit of $179 related to the Directors' Retirement Plan during the year ended December 31, 2005.

F-

The combined net periodic cost for the defined benefit portions of the BMP and the Directors' Retirement Plan includes the following components:

	Year Ended December 31,
	2007	2006	2005
Service cost	$-	$-	$-
Interest cost	281	269	286
Net amortization and deferral	-	38	73
Curtailment credit	-	-	(179)
Net periodic cost	$281	$307	$180

Major assumptions utilized to determine the net periodic cost for the BMP were as follows:

	Year Ended December 31,
	2007	2006	2005
Discount rate	5.875%	5.50%	6.125%

Major assumptions utilized to determine the net periodic cost for the Directors' Retirement Plan were as follows:

	Year Ended December 31,
	2007	2006	2005
Discount rate	5.875%	5.50%	6.00%
Rate of increase in fee compensation levels	-	4.0	4.0

The defined contribution costs incurred by the Company related to the BMP were $75 and $135 for the years ended December 31, 2007 and 2005, respectively.  There was no defined contribution expense incurred by the Company related to the BMP during the year ended December 31, 2006.  There is no defined contribution cost incurred by the Holding Company or Bank under the Directors' Retirement Plan.

The combined funded status of the defined benefit portions of the BMP and Directors' Retirement Plan was as follows:

	At December 31,
	2007	2006
Accumulated benefit obligation at end of period	$5,166	$4,942
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of period	$4,910	$5,067
Service cost	-	-
Interest cost	281	270
Benefit payments	(128)	(96)
Actuarial loss (gain)	71	(331)
Projected benefit obligation at end of period	5,134	4,910
Plan assets at fair value:
Balance at beginning of period	-	-
Contributions	128	96
Benefit payments	(128)	(96)
Balance at end of period	-	-
Funded status:
Deficiency of plan assets over projected benefit obligation	(5,134)	(4,910)
Contributions by employer	N/A	N/A
Unrecognized (gain) loss from experience different from that assumed	N/A	N/A
Unrecognized net past service liability	N/A	N/A
Accrued expense included in other liabilities	$(5,134)	$(4,910)

Major assumptions utilized to determine the benefit obligations at December 31, 2007 and 2006 were as follows:

	At December 31, 2007		At December 31, 2006
	BMP	Directors' Retirement Plan	BMP	Directors' Retirement Plan
Discount rate	6.29%	6.29%	5.875%	5.50%
Rate of increase in compensation levels	-	-	-	-

As of December 31, 2007 and 2006, the Bank used October 1st as its measurement date for both the BMP and Directors' Retirement Plan.  Both the BMP and Directors' Retirement Plan are unfunded non-qualified benefit plans that are not anticipated to ever hold assets for investment.  Any contributions made to either the BMP or Directors' Retirement Plan are expected to be used immediately to pay benefits that come due.

The Bank expects to contribute $191 to the BMP and $131 to the Directors' Retirement Plan during the year ending December 31, 2008 in order to pay benefits due under the respective plans.  During the year ending December 31, 2008, $268 in actuarial losses are anticipated to be recognized as components of net periodic cost.

Combined benefit payments under the BMP and Directors' Retirement Plan, which reflect expected future service (as appropriate), are anticipated to be made as follows:

Year Ending December 31,
2008	$322
2009	340
2010	358
2011	380
2012	464
2013 to 2017	$2,293

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

The Postretirement Benefit Plan net periodic cost included the following components:

	Year Ended December 31,
	2007	2006	2005
Service cost	$83	$82	$72
Interest cost	245	227	256
Unrecognized past service liability	(29)	(29)	(28)
Amortization of unrealized loss	29	40	56
	$328	$320	$356

F-

Major assumptions utilized to determine the net periodic cost were as follows:

	Year Ended December 31,
	2007	2006	2005
Discount rate	5.875%	5.50%	6.125%
Rate of increase in compensation levels	3.50	3.00	3.25

As of December 31, 2007, an escalation in the assumed medical care cost trend rates by 1% in each year would increase the net periodic cost by approximately $20.  A decline in the assumed medical care cost trend rates by 1% in each year would decrease the net periodic cost by approximately $19.

The funded status of the Postretirement Benefit Plan was as follows:

	At December 31,	At December 31,
	2007	2006
Accumulated benefit obligation at end of period	$4,234	$4,244
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of period	$4,244	$4,183
Service cost	83	82
Interest cost	244	227
Actuarial gain	(166)	(109)
Benefit payments	(171)	(139)
Projected benefit obligation at end of period	4,234	4,244

Plan assets at fair value:
Balance at beginning of period	-	-
Contributions	171	139
Benefit payments	(171)	(139)
Balance at end of period	-	-

Funded status:
(Deficiency) of plan assets over projected benefit obligation	(4,234)	(4,244)
Unrecognized loss from experience different from that assumed	N/A	N/A
Unrecognized net past service liability	N/A	N/A
Accrued expense included in other liabilities	$(4,234)	$(4,244)

As of December 31, 2007 and 2006, the Bank used October 1st as its measurement date for the Postretirement Benefit Plan.  The assumed medical care cost trend rate used in computing the accumulated Postretirement Benefit Plan obligation was 9.0% in 2007 and was assumed to decrease gradually to 3.75% in 2013 and remain at that level thereafter.  An escalation in the assumed medical care cost trend rates by 1% in each year would increase the accumulated Postretirement Benefit Plan obligation by approximately $191.  A decline in the assumed medical care cost trend rates by 1% in each year would decrease the accumulated Postretirement Benefit Plan obligation by approximately $176.  The assumed discount rate and rate of compensation increase used to measure the accumulated Postretirement Benefit Plan obligation were 6.29% and 4.0%, respectively, at December 31, 2007.  The assumed discount rate and rate of compensation increase used to measure the accumulated Postretirement Benefit Plan obligation were 5.875% and 3.50%, respectively, at December 31, 2006.  The assumed discount rate and rate of compensation increase used to measure the accumulated Postretirement Benefit Plan obligation at December 31, 2005 were 5.50% and 3.00%, respectively.

In May 2004, the FASB issued FSP 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act")," to provide guidance on accounting for the effects of the Act to employers that sponsor postretirement health care plans which provide prescription drug benefits.  FSP 106-2 supersedes FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003."  FSP 106-2 applies only to sponsors of single-employer defined benefit postretirement health care plans for which (i) the employer has concluded that prescription drug benefits available under the plan to some or all participants, for some or all future years, are "actuarially equivalent" to Medicare Part D and thus qualify for the subsidy provided by the Act, and (ii) the expected subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based.  FSP 106-2 provides guidance on measuring the accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit cost, and the effects of the Act on the APBO.  The Company determined that the benefits provided by the Postretirement Benefit Plan are actuarially equivalent to Medicare Part D under the Act.  The effects of the subsidy resulted in a decrease in the APBO of $450 at December 31, 2005.  The effects of the subsidy were treated as an actuarial gain for purposes of calculating the APBO as of December 31, 2005. The Company is still in the process of claiming this subsidy from the government, and, as a result, the Bank cannot determine the amount of subsidy it will ultimately receive.

The Postretirement Benefit Plan is an unfunded non-qualified benefit plan that is not anticipated to ever hold assets for investment.  Any contributions made to the Postretirement Benefit Plan are expected to be used immediately to pay benefits that come due.

The Bank expects to contribute $168 to the Postretirement Benefit Plan during the year ending December 31, 2008 in order to pay benefits due under the plan.  During the year ending December 31, 2008, $16 of actuarial loss and a credit of $26 of prior service costs are anticipated to be recognized as components of net periodic cost.

Benefit payments under the Postretirement Benefit Plan, which reflect expected future service (as appropriate), are expected to be made as follows:

Year Ending December 31,
2008	$168
2009	164
2010	166
2011	172
2012	180
2013 to 2017	1,003

401(k) Plan - The Bank also maintains the 401(k) Plan which covers substantially all employees.  During the year ended December 31, 2007, a direct employer contribution equal to 3% of "covered compensation" [defined as total W-2 compensation including amounts deducted from W-2 compensation for pre-tax benefits such as health insurance premiums and contributions to the 401(k) Plan] up to applicable Internal Revenue Service limits, was awarded to all employees who were eligible to participate in the 401(k) Plan regardless of whether or not they participated in the 401(k) Plan during 2007.  During the years ended December 31, 2006 and 2005, the 401(k) Plan received the proceeds from a 100% vested cash contribution to all participants in the ESOP in the amount of 3% of "covered compensation"  up to applicable Internal Revenue Service limits.   401(k) Plan participants possess the ability to invest this contribution in any of the investment options offered under the 401(k) Plan.  The Bank makes no other contributions to the 401(k) Plan.  Expenses associated with this contribution totaled $383, $397 and $425 during the years ended December 31, 2007, 2006 and 2005, respectively.

The 401(k) Plan owned participant investments in the Holding Company's common stock for the accounts of participants totaling $7,498 and $7,499 at December 31, 2007 and 2006, respectively.

ESOP - The Holding Company adopted the ESOP in connection with the Bank's June 26, 1996 conversion to stock ownership.  The ESOP borrowed $11,638 from the Holding Company and used the funds to purchase 3,927,825 shares of the Holding Company's common stock.  The loan was originally to be repaid principally from the Bank's discretionary contributions to the ESOP over a period of time not to exceed 10 years from the date of the conversion.  Effective July 1, 2000, the loan agreement was amended to extend the repayment period to thirty years from the date of the conversion, with the right of optional prepayment.  In exchange for the extension of the loan agreement, various benefits were offered to participants, including the addition of pre-tax employee contributions to the 401(k) Plan, a 3% annual employer contribution to the ESOP [which is automatically transferred to the 401(k) Plan], and the pass-through of cash dividends received by the ESOP to the individual participants.  The loan had an outstanding balance of $4,444 and $4,554 at December 31, 2007 and December 31, 2006, respectively, and a fixed rate of 8.0%.

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.  Shares released from the ESOP suspense account are allocated among participants on the basis of compensation, as defined in the plan, in the year of allocation.  ESOP distributions vest at a rate of 25% per year of service, beginning after two years, with full vesting after five years, or upon attainment of age 65, death, disability, retirement or in the event of a "change of control" of the Holding Company as defined in the ESOP.  Common stock allocated to participating employees totaled 78,155 shares during each of the years ended December 31, 2007, 2006 and 2005. The ESOP benefit expense recorded in accordance with Statement of Position 93-6 for allocated shares totaled $1,794, $1,829 and $2,023, respectively, for the years ended December 31, 2007, 2006 and 2005.

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

On December 26, 1996, 4,702,796 stock options were granted to outside directors, certain officers and certain employees under the 1996 Stock Option Plan, all of which were fully exercisable at December 31, 2006.  On January 20, 2000, 224,435 stock options remaining under the 1996 Stock Option Plan were granted to certain officers and certain employees.  All of these stock options expire on January 20, 2010.  One-fifth of the shares granted to participants under this grant vested on January 20, 2001, 2002, 2003, 2004 and 2005, respectively.  No stock options may be granted under the 1996 Stock Option Plan after December 26, 2006.

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

During the year ended December 31, 2007, 25,075 unissued options under the 1996 Stock Option Plan were deemed ineligible for future grant.

2001 Stock Option Plan - In September 2001, the Holding Company adopted the 2001 Stock Option Plan, which permitted the Company to grant up to 1,771,875 incentive or non-qualified stock options to officers and other employees of the Holding Company or the Bank and 253,125 non-qualified stock options to outside directors of the Holding Company or Bank.  The Compensation Committee of the Board of Directors administered the 2001 Stock Option Plan and authorized all option grants.

On November 21, 2001, 540,447 stock options were granted to certain officers and employees under the 2001 Stock Option Plan.  All of these stock options expire on November 21, 2011.  One-fourth of the options under this grant vested on November 21, 2002, 2003, 2004 and 2005, respectively.  On November 21, 2001, 67,500 stock options were granted to outside directors under the 2001 Stock Option Plan.  All of these stock options will expire on November 21, 2011 and vested on November 21, 2002.

On February 1, 2003, a grant of 604,041 stock options was made to certain officers and employees under the 2001 Stock Option Plan.  All of these stock options expire on February 1, 2013.  When originally granted, one-fourth of the options under this grant were to vest on February 1, 2004, 2005, 2006 and 2007, respectively.  On December 30, 2005, vesting was accelerated for all unvested options issued under this grant.  On February 1, 2003, 75,000 stock options were granted to outside directors under the 2001 Stock Option Plan.  All of these stock options will expire on February 1, 2013 and vested on February 1, 2004.

On January 27, 2004, a grant of 632,874 stock options was made to certain officers and employees under the 2001 Stock Option Plan.  All of these stock options expire on January 27, 2014.  When originally granted, one-fourth of the options under this grant were to vest on January 27, 2005, 2006, 2007 and 2008, respectively.  On December 30, 2005, vesting was accelerated for all unvested options issued under this grant.  On January 27, 2004, 81,000 stock options were granted to outside directors under the 2001 Stock Option Plan.  All of these stock options will expire on January 27, 2014 and vested on January 27, 2005.

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

On January 31, 2005, a grant of 76,320 options was made to outside directors of the Company under the 2004 Stock Incentive Plan.  These options expire on January 31, 2015, and, upon grant, were to vest on January 31, 2006.  On May 31, 2005, a grant of 318,492 stock options was made to certain officers of the Company under the 2004 Stock Incentive Plan.  All of the options issued under this grant expire on May 31, 2015.  When originally granted, one-fourth of the options under this grant were to vest on May 31, 2006, 2007, 2008 and 2009, respectively.  On December 30, 2005, vesting was accelerated for all unvested options issued under both of these grants.  On May 1, 2007, a grant of 90,000 options was made to outside directors of the Company under the 2004 Stock Incentive Plan.  These options expire on May 1, 2017, and vest on May 1, 2008.  On May 1, 2007, a grant of 906,500 stock options was made to certain officers of the Company under the 2004 Stock Incentive Plan.  All of the options issued under this grant expire on May 1, 2017.  One-fourth of the options under this grant vest on May 1, 2008, 2009, 2010 and 2011, respectively.

Combined stock option activity related to the Stock Plans was as follows:

	At or for the Year Ended December 31,
	2007	2006	2005
Options outstanding – beginning of period	2,250,747	2,503,103	2,679,435
Options granted	996,500	-	394,812
Weighted average exercise price of grants	$13.74	-	$15.36
Options exercised	56,540	246,169	534,637
Weighted average exercise price of exercised options	$5.64	$4.75	$4.72
Options forfeited	24,710	6,187	36,507
Weighted average exercise price of forfeited options	$18.88	$19.90	$17.40
Options outstanding - end of period	3,165,997	2,250,747	2,503,103
Weighted average exercise price of outstanding options - end of period	$14.63	$14.85	$13.87
Remaining options available for grant	118,975	1,127,840	1,169,653
Vested options at end of period	2,169,497	2,250,747	2,503,103
Weighted average exercise price of vested options – end of period	$15.04	$14.85	$13.87
Cash received for option exercise cost	$244	$1,086	$2,445
Income tax benefit recognized	177	839	1,995
Compensation expense recognized	629	-	-
Remaining unrecognized compensation expense	2,377	-	-
Weighted average remaining years for which compensation expense is to be recognized	3.2	-	-

The range of exercise prices and weighted-average remaining contractual lives of both options outstanding and vested options as of December 31, 2007 were as follows:

F-

	Outstanding Options as of December 31, 2007
Range of Exercise Prices	Amount	Weighted Average Exercise Price	Weighted Average Contractual Years Remaining	Vested Options as of December 31, 2007
$4.51 - $5.00	14,087	4.56	2.3	14,087
$10.50 - $11.00	500,364	10.91	4.1	500,364
$13.00-$13.50	598,442	13.16	5.3	598,442
$13.50-$14.00	996,500	13.74	9.6	-
$15.00-$15.50	318,492	15.10	7.7	318,492
$16.00-$16.50	76,320	16.45	7.3	76,320
$19.50-$20.00	661,792	19.90	6.3	661,792
Total	3,165,997	$14.63	6.9	2,169,497

There were no stock options granted during the year ended December 31, 2006.  The weighted average fair value per option on the date of grant for stock options granted during the years ended December 31, 2007 and 2005 were estimated as follows:

	Year Ended December 31,
	2007	2005
Total options granted	996,500	394,812
Estimated fair value on date of grant	$3.06	$3.91
Pricing methodology utilized	Black- Scholes	Black- Scholes
Expected life (in years)	6.2	7.0
Interest rate	4.56%	3.94%
Volatility	28.39	31.67
Dividend yield	4.08	3.67

Other Stock Awards

RRP - On May 17, 2002, 67,500 RRP shares were granted to certain officers of the Bank.  These shares vested as follows:  20% on November 25, 2002, and 20% each on April 25, 2003, 2004, 2005 and 2006.  The fair value of the Holding Company's common stock on May 17, 2002 was $16.19.  The Company accounts for compensation expense under the RRP in accordance with SFAS 123R.  During the year ended December 31, 2007, the Company determined that the shares held by the RRP were no longer eligible for grant.  On September 14, 2007, all of the assets of the RRP were liquidated, and the 303,137 unallocated shares of common stock previously held by the RRP were retired into treasury.

The following is a summary of activity related to the RRP for the years ended December 31, 2007, 2006 and 2005:

	At or for the Year Ended December 31,
	2007	2006	2005
Shares acquired (a)	-	5,023	5,636
Shares vested	-	13,500	13,500
Shares allocated	-	-	-
Shares transferred to the Holding Company	303,137
Unallocated shares - end of period	-	303,137	298,114
Unvested allocated shares – end of period	-	-	13,500
Compensation recorded to expense	-	$45	$108
Income recognized upon transfer of assets	109	-	-
Income tax benefit recognized	-	134	-

(a) Represents shares re-acquired from either participant sales of vested shares in order to satisfy income tax obligations or participant forfeitures.

Restricted Stock Awards – On March 17, 2005, a grant of 31,804 restricted stock awards was made to certain officers of the Bank under the 2004 Stock Incentive Plan.  One-fourth of these awards vest to the respective recipients on May 31, 2006, 2007, 2008 and 2009, respectively.  The fair value of the Company's common stock on March 17, 2005 was $15.44.  On January 3, 2006, a grant of 30,000 restricted stock awards was made to certain officers of the Bank under the 2004 Stock Incentive Plan.  One-fifth of these awards vest to the respective recipients on February 1, 2007, 2008, 2009, 2010 and 2011, respectively.  The fair value of the Company's common stock on January 3, 2006 was $14.61 (the opening price on the grant date).  On March 16, 2006, a grant of 18,000 restricted stock awards was made to certain officers of the Bank under the 2004 Stock Incentive Plan.  One-fifth of these awards vest to the respective recipients on May 1, 2007, 2008, 2009, 2010 and 2011, respectively.  The fair value of the Company's common stock on March 16, 2006 was $14.48.  On May 1, 2007, a grant of 12,000 restricted stock awards was made to outside directors of the Bank under the 2004 Stock Incentive Plan. All of these awards vest to the respective recipients on May 1, 2008.  The fair value of the Company's common stock on May 1, 2007 was $13.74.

In accordance with SFAS 123R, compensation expense was recorded on these restricted stock awards based upon the fair value of the shares on the respective dates of grant for all periods presented.

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan:

	At or for the Year Ended December 31,
	2007	2006	2005
Unvested allocated shares – beginning of period	71,855	31,804	-
Shares granted	12,000	48,000	31,804
Shares vested	17,551	7,949	-
Unvested allocated shares – end of period	66,304	71,855	31,804
Unallocated shares - end of period	-	-	-
Compensation recorded to expense	$372	$252	$96
Income tax (benefit) recognized	(1)	16	-

16.   COMMITMENTS AND CONTINGENCIES

Mortgage Loan Commitments and Lines of Credit - At December 31, 2007 and 2006, the Bank had outstanding commitments to make real estate loans aggregating approximately $102,397 and $55,321, respectively.

At December 31, 2007, commitments to originate fixed-rate and adjustable-rate real estate loans were $6,145 and $96,252 respectively.  Interest rates on fixed-rate commitments ranged between 5.70% and 7.13%. Substantially all of the Bank's commitments expire within three months of their acceptance by the prospective borrower.  A concentration risk exists with these commitments as virtually all of them involve multifamily and underlying cooperative properties located within the New York City metropolitan area.

At December 31, 2007, unused lines of credit available on one- to four-family residential, multifamily residential and commercial real estate loans totaled $37,731.  At December 31, 2007, unused commitments to fund construction loans and overdraft checking accounts totaled $30,973 and $3,191, respectively.

At December 31, 2007, the Bank had available unused lines of credit with the FHLBNY totaling $100,000 expiring on July 31, 2008, and the Holding Company has a $15.0 million line of credit agreement with a reputable financial institution expiring in June 2009.

Lease Commitments - At December 31, 2007, aggregate minimum annual rental commitments on operating leases were as follows:

Year Ending December 31,	Amount
2008	$1,858
2009	2,062
2010	2,093
2011	1,963
2012	1,848
Thereafter	19,130
Total	$28,954

Rental expense for the years ended December 31, 2007, 2006 and 2005 totaled $1,794, $1,417, and $1,283, respectively.

Litigation - The Company is subject to certain pending and threatened legal actions which arise out of the normal course of business.  Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages.  The Company cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement.  Consequently, the Company cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred.  In the opinion of management, after consultation with counsel, the resolution of all ongoing legal proceedings will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.  The Company accounts for potential losses related to litigation in accordance with SFAS 5 "Accounting for Contingencies."  As of December 31, 2007 and 2006, reserves provided for potential losses related to litigation matters were not material.

17.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Considerable judgment is required in interpreting market data when determining the fair value of financial instruments. The estimated fair value amounts below have been determined by the Company using available market information and appropriate valuation methodologies outlined in SFAS 107, "Disclosures About Fair Value of Financial Instruments."  As discussed in Note 1, the Company adopted SFAS 157 effective January 1, 2008.  Management does not believe that the valuations presented below would differ materially if prepared in accordance with SFAS 157.

Cash and Due From Banks - The fair value is assumed to be equal to their carrying value as these amounts are due upon demand.

Investment Securities and MBS - The fair value of these securities is based on quoted market prices obtained from an independent pricing service.

Federal Funds Sold and Other Short Term Investments - The fair value of these assets, principally overnight deposits, is assumed to be equal to their carrying value due to their short maturity.

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

MSR –The fair value of the MSR is measured by the discounted anticipated cash flows through contractual maturity.

Deposits - The fair value of savings, money market, NOW, Super NOW and checking accounts is assumed to be their carrying amount. The fair value of certificates of deposit is based upon the present value of contractual cash flows using current interest rates for instruments of the same remaining maturity.

Escrow and Other Deposits - The estimated fair value of escrow and other deposits is assumed to be their carrying amount payable.

Securities sold under agreements to repurchase and Federal Home Loan Bank of New York advances - The fair value is measured by the discounted anticipated cash flows through contractual maturity or next interest repricing date, or an earlier call date if, as of the valuation date, the borrowing is expected to be called.  The carrying amount of accrued interest payable is their fair value.

Subordinated notes payable and Trust Preferred securities payable - The fair value is measured by an independent price quote obtained based upon comparable transactions that are occurring in the market as of the respective disclosure date.  The carrying amount of accrued interest payable is their fair value.

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

The estimated carrying amount and fair values of the Company's financial instruments at December 31, 2007 and December 31, 2006 were as follows:

At December 31, 2007	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$101,708	$101,708
Investment securities held-to-maturity	80	80
Investment securities available-for-sale	34,095	34,095
MBS available-for-sale	162,764	162,764
Loans, net	2,860,748	2,848,863
Loans held for sale	890	890
MSR	2,496	3,914
Federal funds sold and other short-term investments	128,014	128,014
FHLBNY capital stock	39,029	39,029
Liabilities:
Savings, money market, NOW, Super NOW and checking accounts	1,102,911	1,102,911
Certificates of deposit	1,077,087	1,076,362
Escrow and other deposits	52,209	52,209
Securities sold under agreements to repurchase	155,080	166,745
FHLBNY advances	706,500	719,452
Subordinated notes payable	25,000	25,750
Trust Preferred securities payable	72,165	57,732
Commitments to extend credit	590	590

F-

At December 31, 2006	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$26,264	$26,264
Investment securities held-to-maturity	235	235
Investment securities available-for-sale	29,548	29,548
MBS available-for-sale	154,437	154,437
Loans, net	2,686,959	2,670,036
Loans held for sale	1,200	1,200
MSR	2,592	3,497
Federal funds sold and other short-term investments	78,752	78,752
FHLBNY capital stock	31,295	31,295
Liabilities:
Savings, money market, NOW, Super NOW and checking accounts	943,863	943,863
Certificates of deposit	1,064,669	1,062,073
Escrow and other deposits	46,373	46,373
Securities sold under agreements to repurchase	120,235	118,668
FHLBNY advances	571,500	569,377
Subordinated notes payable	25,000	26,875
Trust Preferred securities payable	72,165	72,165
Commitments to extend credit	163	163

18.   TREASURY STOCK

The Holding Company purchased 2,298,726 shares, 777,539 shares and 801,384 shares of its common stock into treasury during the years ended December 31, 2007, 2006 and 2005, respectively.  All shares were purchased in accordance with applicable regulations of the OTS and the SEC.

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

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below).  The Bank's primary regulatory agency, the OTS, requires that the Bank maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, and total risk-based capital (as defined in the regulations) of 8%.  In addition, insured institutions in the strongest financial and managerial condition, with a rating of one (the highest rating of the OTS under the Uniform Financial Institutions Rating System) are required to maintain a Leverage Capital Ratio  (the "Leverage Capital Ratio") of not less than 3.0% of total assets.  For all other banks, the minimum Leverage Capital Ratio requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the institution.  The Bank is also subject to prompt corrective action requirement regulations promulgated by the Federal Deposit Insurance Corporation.  These regulations require the Bank to maintain a minimum of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations).  As of December 31, 2007, the Bank satisfied all capital adequacy requirements to which it was subject.

As of December 31, 2007 and 2006, the Bank satisfied all criteria necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action.  To be categorized as "well capitalized," the Bank was required to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$269,231	7.88%	$51,228	1.5%	$170,761	5.00%
Leverage capital	$269,231	7.88	136,609	4.0%	170,761	5.00
Total risk-based capital (to risk weighted assets)	266,645	11.92	178,954	8.0%	$223,693	10.00
Tier I risk-based capital (to risk weighted assets)	251,258	11.23	89,477	4.0%	134,216	6.00
Tier I leverage capital (to average assets)	269,231	8.28	N/A	N/A	162,660	5.00

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$277,622	9.05%	$46,037	1.5%	$153,458	5.00%
Leverage capital	277,622	9.05	122,766	4.0%	153,458	5.00
Total risk-based capital (to risk weighted assets)	276,864	12.61	175,653	8.0%	219,566	10.00
Tier I risk-based capital (to risk weighted assets)	261,350	11.90	87,826	4.0%	131,739	6.00
Tier I leverage capital (to average assets)	277,622	8.97	N/A	N/A	154,801	5.00

The following is a reconciliation of GAAP capital to regulatory capital for the Bank:

	At December 31, 2007			At December 31, 2006
	Tangible Capital	Leverage Capital	Total Risk-Based Capital	Tangible Capital	Leverage Capital	Total Risk-Based Capital
GAAP capital	$321,091	$321,091	$321,091	$326,456	$326,456	$326,456
Non-allowable assets:
MSR	(254)	(254)	(254)	(265)	(265)	(265)
Accumulated other comprehensive loss	4,032	4,032	4,032	7,069	7,069	7,069
Goodwill	(55,638)	(55,638)	(55,638)	(55,638)	(55,638)	(55,638)
Tier 1 risk-based capital	269,231	269,231	269,231	277,622	277,622	277,622
Adjustment for recourse provision on loans sold	-	-	(17,973)	-	-	(16,272)
General valuation allowance	-	-	15,387	-	-	15,514
Total (Tier 2) risk based capital	269,231	269,231	266,645	277,622	277,622	276,864
Minimum capital requirement	51,228	136,609	178,954	46,037	122,766	175,653
Regulatory capital excess	$218,003	$132,622	$87,691	$231,585	$154,856	$101,211

F-

20.   UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following represents the unaudited consolidated results of operations for each of the quarters during the fiscal years ended December 31, 2007 and 2006.

	For the three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Net interest income	$17,886	$17,669	$17,378	$18,080
Provision for loan losses	60	60	60	60
Net interest income after provision for loan losses	17,826	17,609	17,318	18,020
Non-interest income	2,490	2,387	3,131	2,411
Non-interest expense	11,248	11,199	11,717	11,337
Income before income taxes	9,068	8,797	8,732	9,094
Income tax expense	3,251	3,152	3,188	3,657
Net income	$5,817	$5,645	$5,544	$5,437
Earnings per share (1):
Basic	$0.17	$0.17	$0.17	$0.17
Diluted	$0.17	$0.17	$0.17	$0.17

	For the three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Net interest income	$20,441	$20,851	$18,706	$17,472
Provision for loan losses	60	60	60	60
Net interest income after provision for loan losses	20,381	20,791	18,646	17,412
Non-interest income	3,160	3,693	3,135	2,402
Non-interest expense	10,448	10,528	10,620	10,380
Income before income taxes	13,093	13,956	11,161	9,434
Income tax expense	4,685	4,896	4,002	3,469
Net income	$8,408	$9,060	$7,159	$5,965
Earnings per share (1):
Basic	$0.24	$0.26	$0.21	$0.17
Diluted	$0.24	$0.26	$0.20	$0.17

(1) The quarterly earnings per share amounts, when added, may not coincide with the full fiscal year earnings per share reported on the Consolidated Statements of Operations due to differences in the computed weighted average shares outstanding as well as rounding differences.

F-

21.   CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following statements of condition as of December 31, 2007 and 2006, and the related statements of operations and cash flows for the years ended December 31, 2007, 2006 and 2005, reflect the Holding Company's investment in its wholly-owned subsidiaries, the Bank and 842 Manhattan Avenue Corp., using the equity method of accounting:

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	At December 31,	At December 31,
	2007	2006
ASSETS:
Cash and due from banks	$5,103	$4,427
Investment securities available-for-sale	7,112	6,947
MBS available-for-sale	1,279	1,792
Federal funds sold and other short term investments	22,733	39,678
ESOP loan to subsidiary	4,444	4,554
Investment in subsidiaries	321,737	327,089
Other assets	5,690	5,654
Total assets	$368,098	$390,141

LIABILITIES AND STOCKHOLDERS' EQUITY:
Subordinated notes payable	$25,000	$25,000
Trust Preferred securities payable	72,165	72,165
Other liabilities	2,081	2,345
Stockholders' equity	268,852	290,631
Total liabilities and stockholders' equity	$368,098	$390,141

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Fiscal Year Ended December 31,
	2007	2006	2005
Net interest loss	$(5,902)	$(5,178)	$(5,911)
Dividends received from Bank	35,000	58,012	11
Non-interest income	516	1,215	152
Non-interest expense	(424)	(484)	(512)
Income (Loss) before income taxes and equity in undistributed earnings of direct subsidiaries	29,190	53,565	(6,260)
Income tax credit	2,143	698	2,721
Income (Loss) before equity in undistributed earnings of direct subsidiaries	31,333	54,263	(3,539)
Equity in (overdistributed) undistributed earnings of subsidiaries	(8,890)	(23,671)	39,749
Net income	$22,443	$30,592	$36,210

F-

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 31,
	2007	2006	2005
Cash flows from Operating Activities:
Net income	$22,443	$30,592	$36,210
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in overdistributed (undistributed) earnings of direct subsidiaries	8,890	23,671	(39,749)
Gain on sale of assets	-	(1,063)	-
Net (amortization) and accretion	(547)	(594)	(299)
(Increase) Decrease in other assets	(36)	703	461
(Decrease) Increase in other liabilities	(89)	596	(144)
Net cash provided by (used in) Operating Activities	30,661	53,905	(3,521)

Cash flows from Investing Activities:
Net Decrease (Increase) in federal funds sold and other short-term Investments	16,945	(25,962)	23,235
Proceeds from maturities of investment securities available-for-sale	-	3,000	25,000
Proceeds from sale of investment securities available-for-sale	-	3,032	-
Purchases of investment securities available-for-sale	-	(3,029)	(15,000)
Principal collected on MBS available-for-sale	507	571	945
Principal repayments on ESOP loan	110	102	94
Net cash provided by (used in) Investing Activities	17,562	(22,286)	34,274

Cash flows from Financing Activities:
Cash dividends re-assumed through liquidation of RRP	958	-	-
Common stock issued for exercise of stock options	136	910	2,307
Purchase of common stock by the RRP	-	-	(80)
Cash dividends paid to stockholders	(18,991)	(19,751)	(19,868)
Purchase of treasury stock	(29,650)	(11,024)	(12,178)
Benefit plan payments reimbursed by subsidiary	-	-	777
Net cash used in financing activities	(47,547)	(29,865)	(29,042)

Net increase in cash and due from banks	676	1,754	1,711
Cash and due from banks, beginning of period	4,427	2,673	962
Cash and due from banks, end of period	$5,103	$4,427	$2,673

*   *   *   *   *

F-

Exhibit Number
3(i)	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (1)
3(ii)	Amended and Restated Bylaws of Dime Community Bancshares, Inc. (2)
4.1	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. [See Exhibit 3(i) hereto]
4.2	Amended and Restated Bylaws of Dime Community Bancshares, Inc. [See Exhibit 3(ii) hereto]
4.3	Draft Stock Certificate of Dime Community Bancshares, Inc. (3)
4.4	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock (4)
4.5	Rights Agreement, dated as of April 9, 1998, between Dime Community Bancorp, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (4)
4.6	Form of Rights Certificate (4)
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
10.19
Option Conversion Certificates between Dime Community Bancshares, Inc. and each of Messrs. Russo, Segrete,
   Calamari, Latawiec, O'Gorman, and Ms. Swaya pursuant to Section 1.6(b) of the Agreement and Plan of Merger,
   dated as of July 18, 1998 by and between Dime Community Bancshares, Inc. and Financial Bancorp, Inc. (7)

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (8)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (11)
10.22	Waiver executed by Vincent F. Palagiano (13)
Table continued on next page

F-

10.23	Waiver executed by Michael P. Devine (13)
10.24	Waiver executed by Kenneth J. Mahon (13)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (12)
10.26	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh and Christopher D. Maher (14)
10.27	Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan
21	Subsidiaries of the Registrant
31(i).1	Certification of Chief Executive Officer Pursuant to Rule .13a-14(a)/15d-14(a)
31(i).2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

(1)	Incorporated by reference to the registrant's Transition Report on Form 10-K for the transition period ended December 31, 2002 filed on March 28, 2003.
(2)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 9, 2007.
(3)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 filed on September 28, 1998.
(4)	Incorporated by reference to the registrant's Current Report on Form 8-K dated April 9, 1998 and filed on April 16, 1998.
(5)	Incorporated by reference to Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed on September 26, 1997.
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

F-