Form 10-K/A
period 2007-12-31
DIME COMMUNITY BANCSHARES INC
filed 2008-03-18
CIK 1005409

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

EXPLANATORY NOTE

     This Form 10-K/A (Amendment No. 1) is being filed to correct a filing error in which an improperly paginated and poorly formatted version of the 10-K "HTML" document was erroneously attached to the EDGAR filing document.  There were also some extremely minor edits to the text that were not reflected in the erroneous 10-K "HTML" document previously filed that are properly reflected in the HTML version below.

SIGNATURE

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIME COMMUNITY BANCSHARES, INC.

By:	/s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer
Date:	March 18, 2008

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

The Bank’s success is additionally impacted by the overall condition of the economy, particularly in the NYC metropolitan area.  As home to several national companies in the financial and business services industries, and as a popular destination for domestic travelers, the NYC economy is particularly sensitive to the health of the national economy.  Success in banking is more easily achieved when local income levels increase due to economic strength.  The Bank has demonstrated that even in periods of intense competition, such as those that existed during 2003 through 2006, it can succeed by effectively implementing itsbusiness strategies.  However, if the local market for multifamily residential and commercial real estate declines, thereby potentially increasing competitive pressures, the Bank may be unable to originate the volume of loans that it otherwise anticipates.

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

The Bank does not originate or purchase loans, either whole loans or collateral underlying MBS, that would be considered subprime loans (i.e., mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their income or credit history).

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

Small Mixed-Use Lending (Small Investment Property Loans).  In 2003, the Bank began originating small investment property loans.  Small investment property loans are typically sourced through brokers.  Generally, small investment properties include owner and non-owner occupied one- to four-family residential, multifamily, or mixed-use properties under $1.0 million in value.  One important underwriting distinction between small investment property loans and other loans in the Bank’s commercial real estate portfolio is that the appraised value, in the majority of cases, is based upon a "comparable sales" methodology rather than an income approach methodology.  Another important distinction is that the loans are required to be personally guaranteed by the borrowers.  The appraisal methodology chosen can vary depending upon the attributes of the underlying collateral and/or the availability of comparable sales data.  In cases where the comparable sales method of appraisal is used, loans can have debt service coverage ratios below 1%.  In such cases, the Bank looks to the borrower’s financial capacity to service the debt.  Small investment property loans typically carry higher rates of interest in order to compensate the Bank for the assumed higher risk of default. Because these loans are required to be personally guaranteed, the Bank relies heavily on both the financial and credit information of borrowers in its’ underwriting.  Small commercial real estate loans can be underwritten to a maximum loan-to-value ratio of 80%.  In the minority of cases where the income approach to appraised value is used, loans can be underwritten to a minimum debt service ratio of 110%.  At December 31, 2007, the Bank held in portfolio $72.6 million of loans classified as small investment property loans, or approximately 2% of the gross loan portfolio, with a weighted average FICO score of 709 and a weighted average loan-to-value ratio of 64%.

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

City of New York.  The Holding Company and the Bank are both subject to a NYC banking corporation tax of 9% on taxable income allocated to NYC.   The basic tax is measured by "entire net income," which is federal taxable income with adjustments.  In instances where entire net income is less than zero, the Bank is taxed at rate equal to 1% of assets deemed to be headquartered in NYC.

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

The Company has evaluated the Nontraditional Mortgage Product Guidance and the Subprime Mortgage Statement and determined its risk management practices, underwriting guidelines and consumer protection standards to be in compliance.

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

Prompt Corrective Regulatory Action.   Under the OTS prompt corrective action regulations, the OTS is required to take certain, and authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of five categories based on its capital: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," and the plan must be guaranteed by any parent holding company.  In addition, the institution becomes subject to various mandatory supervisory actions, including restrictions on growth of assets and other

F-22\9

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

A summary of the shares repurchased by month is as follows:

Period	Total Number Shares Purchased	AveragePrice Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Programs
October 2007	55,002	$13.73	55,002	1,431,649
November 2007	215,100	13.09	215,100	1,216,549
December 2007	41,000	13.32	41,000	1,175,549

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

 Critical Accounting Policies

Various elements of the Company’s accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policies with respect to the methodologies it uses to determine the allowance for loan losses, the valuation of MSR, asset impairments (including the valuation of goodwill and other than temporary declines in the valuation of securities), the recognition of deferred tax assets and unrecognized tax positions, the recognition of loan income, the valuation of financial instruments and accounting for defined benefit plans are its most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material variations in the Company's results of operations or financial condition.

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

Valuation of Financial Instruments.  Available-for-sale debt and equity securities that have readily determinable fair values are carried at fair value.  All of the Company's available for sale securities at December 31, 2007 had readily determinable fair values, and such fair values were based on published or securities dealers' market values.

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

Unrecognized Tax Positions – The Company performs two levels of evaluation for all uncertain tax positions. Initially, a determination is made as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold.  This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  In making its evaluation, management reviews applicable tax rulings and other advice provided by reputable tax professionals.

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

Accounting for Defined Benefit Plans – Defined benefit plans are accounted for in accordance with SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158").  SFAS 158 requires an employer sponsoring a single employer defined benefit plan to recognize the funded status of a benefit plan in its statements of financial condition, measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation.  The Company utilizes the services of trained actuaries employed at an independent benefits plan administration entity in order to measure the funded status of its defined benefit plans.

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

The Company had a reserve recorded related to unrecognized income tax benefits totaling $1.8 million at December 31, 2007.   Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all liabilities pursuant to FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" that were not paid by December 31, 2007 have been excluded from the tabular disclosure of contractual obligations.  The Company is currently under audit by taxing jurisdictions.  It is thus reasonably possible that an amount ranging from 30% to 50% of the unrecognized tax benefits could be recognized within the next twelve months.

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

Assets.  The Bank's largest single asset type is the adjustable-rate multifamily residential loan. Multifamily residential loans typically carry shorter average terms to maturity than one- to four-family residential loans, thus significantly reducing the overall level of interest rate risk.  Approximately 80% of multifamily residential loans originated during the years ended both December 31, 2007 and 2006 were adjustable rate, with repricing typically occurring after five or seven years. In addition, the Bank has sought to include in its portfolio various types of adjustable-rate one- to four-family loans and adjustable and floating-rate investment securities, which generally have repricing terms of three years or less.  At December 31, 2007, adjustable-rate real estate and consumer loans totaled $2.41 billion, or 68.8% of total assets, and adjustable-rate investment securities (CMOs, REMICs, MBS issued by GSEs and other securities) totaled $53.6 million, or 1.5% of total assets.   At December 31, 2006, adjustable-rate real estate and consumer loans totaled $2.26 billion, or 71.1% of total assets, and adjustable-rate investment securities (CMOs, REMICs, MBS issued by GSEs and other securities) totaled $23.8 million, or 0.8% of total assets.

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
Interest-Earning Assets(1):
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

(1)   Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, or contractual maturities or calls
(2)   Based upon historical repayment experience, and, where applicable, balloon payment dates.

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

Management’s Report On Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of financial statements.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 14, 2008 expressed an unqualified opinion on those consolidated financial statements, and included an explanatory paragraph relating to the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007 and the adoption of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" as of December 31, 2006.

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

Effective January 1, 2008, in compliance with applicable provisions of SFAS 158, the Company changed the measurement date for its defined benefit plans from October 1st to December 31st.  As a result of this change, the Company recorded a transition adjustment on January 1, 2008 that reduced its consolidated stockholders' equity by $23.

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

Use of Estimates in the Preparation of the Consolidated Financial Statements - The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas in the accompanying consolidated financial statements where estimates are significant include the allowance for loans losses, valuation of MSR, asset impairment adjustments related to the valuation of goodwill and other than temporary impairments of securities, loan income recognition, the valuation of financial instruments, recognition of deferred tax asset and unrecognized tax benefits and the accounting for defined benefit plans sponsored by the Company.

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

10.   DUE TO DEPOSITORS

Deposits are summarized as follows:

	At December 31, 2007		At December 31, 2006
	Effective Cost	Liability	Effective Cost	Liability
Savings accounts	0.55%	$274,067	0.59%	$298,522
Certificates of deposit	4.61	1,077,087	4.76	1,064,669
Money market accounts	4.04	678,759	3.56	514,607
NOW and Super NOW accounts	2.28	58,414	1.08	35,519
Checking accounts	0.15	91,671	-	95,215
	3.67%	$2,179,998	3.54%	$2,008,532

The distribution of certificates of deposit by remaining maturity was as follows:

	At December 31, 2007	At December 31, 2006
Maturity in one year or less	$968,128	$961,009
Over one year through three years	99,928	85,435
Over three years to five years	9,021	18,225
Over five years	10	-
Total certificates of deposit	$1,077,087	$1,064,669

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

Interest and penalties associated with unrecognized tax benefits approximated $648 and $509 at January 1, 2007 and December 31, 2007, respectively.  The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense.  Related to the unrecognized tax benefits noted above, the Company reversed interest of $139 during 2007 and in total, as of December 31, 2007, and had an unrecognized tax liability for interest of $331, and no unrecognized tax liability for penalties as of December 31, 2007.

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

The funded status of the Postretirement Benefit Plan was as follows:

	At December 31, 2007	At December 31, 2006
Accumulated benefit obligation at end of period	$4,234	$4,244
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of period	$4,244	$4,183
Service cost	83	82
Interest cost	244	227
Actuarial gain	(166)	(109)
Benefit payments	(171)	(139)
Projected benefit obligation at end of period	4,234	4,244

Plan assets at fair value:
Balance at beginning of period	-	-
Contributions	171	139
Benefit payments	(171)	(139)
Balance at end of period	-	-

Funded status:
(Deficiency) of plan assets over projected benefit obligation	(4,234)	(4,244)
Unrecognized loss from experience different from that assumed	N/A	N/A
Unrecognized net past service liability	N/A	N/A
Accrued expense included in other liabilities	$(4,234)	$(4,244)

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

401(k) Plan - The Bank also maintains the 401(k) Plan which covers substantially all employees.  During the year ended December 31, 2007, an employer contribution equal to 3% of "covered compensation" [defined as total W-2 compensation including amounts deducted from W-2 compensation for pre-tax benefits such as health insurance premiums and contributions to the 401(k) Plan] up to applicable Internal Revenue Service limits, was awarded to all employees who were eligible to participate in the 401(k) Plan regardless of whether or not they participated in the 401(k) Plan during 2007.  During the years ended December 31, 2006 and 2005, the 401(k) Plan received the proceeds from a 100% vested cash contribution to all participants in the ESOP in the amount of 3% of "covered compensation"  up to applicable Internal Revenue Service limits.   401(k) Plan participants possess the ability to invest this contribution in any of the investment options offered under the 401(k) Plan.  The Bank makes no other contributions to the 401(k) Plan.  Expenses associated with this contribution totaled $383, $397 and $425 during the years ended December 31, 2007, 2006 and 2005, respectively.

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

17.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Considerable judgment is required in interpreting market data when determining the valuation of financial instruments. The estimated fair value amounts below have been determined by the Company using available market information and appropriate valuation methodologies outlined in SFAS 107, "Disclosures About Fair Value of Financial Instruments."  As discussed in Note 1, the Company adopted SFAS 157 effective January 1, 2008.  Management does not believe that the valuations presented below would differ materially if prepared in accordance with SFAS 157.

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

Subordinated Notes Payable and Trust Preferred Securities Payable - The fair value is measured by an independent price quote obtained based upon comparable transactions that are occurring in the market as of the respective disclosure date.  The carrying amount of accrued interest payable is its fair value.

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

21.   CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following statements of condition as of December 31, 2007 and 2006, and the related statements of operations and cash flows for the years ended December 31, 2007, 2006 and 2005, reflect the Holding Company's investment in its wholly-owned subsidiaries, the Bank and 842 Manhattan Avenue Corp., using the equity method of accounting:

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	At December 31, 2007	At December 31, 2006
ASSETS:
Cash and due from banks	$5,103	$4,427
Investment securities available-for-sale	7,112	6,947
MBS available-for-sale	1,279	1,792
Federal funds sold and other short term investments	22,733	39,678
ESOP loan to subsidiary	4,444	4,554
Investment in subsidiaries	321,737	327,089
Other assets	5,690	5,654
Total assets	$368,098	$390,141

LIABILITIES AND STOCKHOLDERS' EQUITY:
Subordinated notes payable	$25,000	$25,000
Trust Preferred securities payable	72,165	72,165
Other liabilities	2,081	2,345
Stockholders' equity	268,852	290,631
Total liabilities and stockholders' equity	$368,098	$390,141

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Fiscal Year Ended December 31,
	2007	2006	2005
Net interest loss	$(5,902)	$(5,178)	$(5,911)
Dividends received from Bank	35,000	58,012	11
Non-interest income	516	1,215	152
Non-interest expense	(424)	(484)	(512)
Income (Loss) before income taxes and equity in undistributed earnings of direct subsidiaries	29,190	53,565	(6,260)
Income tax credit	2,143	698	2,721
Income (Loss) before equity in undistributed earnings of direct subsidiaries	31,333	54,263	(3,539)
Equity in (overdistributed) undistributed earnings of subsidiaries	(8,890)	(23,671)	39,749
Net income	$22,443	$30,592	$36,210

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 31,
	2007	2006	2005
Cash flows from Operating Activities:
Net income	$22,443	$30,592	$36,210
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in overdistributed (undistributed) earnings of direct subsidiaries	8,890	23,671	(39,749)
Gain on sale of assets	-	(1,063)	-
Net (amortization) and accretion	(547)	(594)	(299)
(Increase) Decrease in other assets	(36)	703	461
(Decrease) Increase in other liabilities	(89)	596	(144)
Net cash provided by (used in) Operating Activities	30,661	53,905	(3,521)

Cash flows from Investing Activities:
Net Decrease (Increase) in federal funds sold and other short-term Investments	16,945	(25,962)	23,235
Proceeds from maturities of investment securities available-for-sale	-	3,000	25,000
Proceeds from sale of investment securities available-for-sale	-	3,032	-
Purchases of investment securities available-for-sale	-	(3,029)	(15,000)
Principal collected on MBS available-for-sale	507	571	945
Principal repayments on ESOP loan	110	102	94
Net cash provided by (used in) Investing Activities	17,562	(22,286)	34,274

Cash flows from Financing Activities:
Cash dividends re-assumed through liquidation of RRP	958	-	-
Common stock issued for exercise of stock options	136	910	2,307
Purchase of common stock by the RRP	-	-	(80)
Cash dividends paid to stockholders	(18,991)	(19,751)	(19,868)
Purchase of treasury stock	(29,650)	(11,024)	(12,178)
Benefit plan payments reimbursed by subsidiary	-	-	777
Net cash used in financing activities	(47,547)	(29,865)	(29,042)

Net increase in cash and due from banks	676	1,754	1,711
Cash and due from banks, beginning of period	4,427	2,673	962
Cash and due from banks, end of period	$5,103	$4,427	$2,673

*   *   *   *   *

Exhibit Number
3(i)	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (1)
3(ii)	Amended and Restated Bylaws of Dime Community Bancshares, Inc. (2)
4.1	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. [See Exhibit 3(i) hereto]
4.2	Amended and Restated Bylaws of Dime Community Bancshares, Inc. [See Exhibit 3(ii) hereto]
4.3	Draft Stock Certificate of Dime Community Bancshares, Inc. (3)
4.4	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock (4)
4.5	Rights Agreement, dated as of April 9, 1998, between Dime Community Bancorp, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (4)
4.6	Form of Rights Certificate (4)
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
10.19
Option Conversion Certificates between Dime Community Bancshares, Inc. and each of Messrs. Russo, Segrete, Calamari, Latawiec, O'Gorman, and Ms. Swaya pursuant to
   Section 1.6(b) of the Agreement and Plan of Merger dated as of July 18, 1998 by and between Dime Community Bancshares, Inc. and Financial Bancorp, Inc. (7)

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