Form 10-Q
period 2008-03-31
DIME COMMUNITY BANCSHARES INC
filed 2008-05-12
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
OR

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
YES            X            NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

LARGE ACCELERATED FILER ___	ACCELERATED FILER X	NON -ACCELERATED FILER ___	SMALLER REPORTING COMPANY ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES                                       NO            X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at May 8 , 2008
$.01 Par Value	33,962,371

	PART I - FINANCIAL INFORMATION
		Page
Item 1.	Condensed Financial Statements (Unaudited)
	Consolidated Statements of Financial Condition at March 31, 2008 and December 31, 2007	3
	Consolidated Statements of Operations for the Three-Month Periods Ended March 31, 2008 and 2007	4
	Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the Three Months Ended March 31, 2008 and 2007	5
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007	6
	Notes to Consolidated Financial Statements	7-16
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28-29
Item 4.	Controls and Procedures	30

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information	31
Item 6.	Exhibits	31-32
	Signatures	33

This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  These statements may be identified by use of words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "outlook," "plan," "potential," "predict," "project," "should," "will," "would" and similar terms and phrases, including references to assumptions.

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

Item 1.  Condensed Financial Statements (Unaudited)

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)
	March 31, 2008 (Unaudited)	December 31, 2007
ASSETS:
Cash and due from banks	$123,412	$101,708
Federal funds sold and other short-term investments	91,502	128,014
Encumbered investment securities held-to-maturity (estimated fair value of $80 at both March 31, 2008 and December 31, 2007)	80	80
Investment securities available-for-sale, at fair value (fully unencumbered)	35,142	34,095
Mortgage-backed securities available-for-sale, at fair value:
Encumbered	236,281	160,821
Unencumbered	18,888	1,943
Total mortgage backed securities available-for-sale	255,169	162,764
Loans:
Real estate, net	2,930,532	2,873,966
Other loans	2,019	2,169
Less allowance for loan losses	(15,665)	(15,387)
Total loans, net	2,916,886	2,860,748
Loans held for sale	1,547	890
Premises and fixed assets, net	24,830	23,878
Federal Home Loan Bank of New York ("FHLBNY") capital stock	39,479	39,029
Other real estate owned	895	-
Goodwill	55,638	55,638
Other assets	95,721	94,331
Total Assets	$3,640,301	$3,501,175
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,106,126	$2,091,600
Non-interest bearing deposits	87,510	88,398
Total deposits	2,193,636	2,179,998
Escrow and other deposits	84,273	52,209
Securities sold under agreements to repurchase	230,080	155,080
FHLBNY advances	716,500	706,500
Subordinated notes payable	25,000	25,000
Trust Preferred securities payable	72,165	72,165
Other liabilities	48,636	41,371
Total Liabilities	3,370,290	3,232,323
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at March 31, 2008 and December 31, 2007)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 50,920,141 shares and 50,906,278 shares issued at March 31, 2008 and December 31, 2007, respectively, and 33,872,765 shares and 33,909,902 shares outstanding at March 31, 2008 and December 31, 2007, respectively)	509	509
Additional paid-in capital	209,036	208,369
Retained earnings	289,500	288,112
Accumulated other comprehensive loss, net of deferred taxes	(4,685)	(4,278)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(4,106)	(4,164)
Unearned restricted stock awards	(527)	(634)
Common stock held by Benefit Maintenance Plan ("BMP")	(7,941)	(7,941)
Treasury stock, at cost (17,047,376 shares and 16,996,376 shares at March 31, 2008 and December 31, 2007, respectively)	(211,775)	(211,121)
Total Stockholders' Equity	270,011	268,852
Total Liabilities And Stockholders' Equity	$3,640,301	$3,501,175

See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
	Three Months Ended March 31,
	2008	2007
Interest income:
Loans secured by real estate	$43,066	$40,250
Other loans	44	45
Mortgage-backed securities	2,216	1,512
Investment securities	708	442
Federal funds sold and other short-term investments	2,196	2,469
Total interest income	48,230	44,718

Interest expense:
Deposits and escrow	17,968	18,161
Borrowed funds	11,031	8,671
Total interest expense	28,999	26,832
Net interest income	19,231	17,886
Provision for loan losses	60	60
Net interest income after provision for loan losses	19,171	17,826

Non-interest income:
Service charges and other fees	1,248	1,355
Net gain on sales of loans	87	244
Income from bank owned life insurance	492	485
Other	340	406
Total non-interest income	2,167	2,490

Non-interest expense:
Salaries and employee benefits	6,401	5,917
Stock benefit plan amortization expense	833	533
Occupancy and equipment	1,570	1,495
Federal deposit insurance premiums	65	62
Data processing costs	778	825
Other	2,633	2,416
Total non-interest expense	12,280	11,248

Income before income taxes	9,058	9,068
Income tax expense	3,101	3,251
Net income	$5,957	$5,817

Earnings per Share:
Basic	$0.18	$0.17
Diluted	$0.18	$0.17
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands)

	Three Months Ended March 31,
	2008	2007
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Common Stock (Par Value $0.01):
Balance at beginning of period	$509	$509
Balance at end of period	509	509
Additional Paid-in Capital:
Balance at beginning of period	208,369	206,601
Stock options exercised	180	(11)
Tax benefit of stock plans	16	-
Amortization of excess fair value over cost – ESOP stock and stock options expense	471	202
Balance at end of period	209,036	206,792
Retained Earnings:
Balance at beginning of period	288,112	285,420
Net income for the period	5,957	5,817
Cash dividends declared and paid	(4,546)	(4,890)
Cumulative effect adjustment for the adoption of the transition requirements of Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158")	(23)	-
Cumulative effect adjustment for the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"	-	(1,704)
Balance at end of period	289,500	284,643
Accumulated Other Comprehensive Income:
Balance at beginning of period	(4,278)	(7,100)
Cumulative effect adjustment for the adoption of the transition requirements of SFAS 158	(64)	-
Change in other comprehensive (loss) income during the period, net of deferred taxes	(343)	575
Balance at end of period	(4,685)	(6,525)
ESOP:
Balance at beginning of period	(4,164)	(4,395)
Amortization of earned portion of ESOP stock	58	57
Balance at end of period	(4,106)	(4,338)
Unearned restricted stock awards and unallocated common stock of Recognition and Retention Plan ("RRP"):
Balance at beginning of period	(634)	(3,452)
Amortization of earned portion of RRP stock	107	66
Balance at end of period	(527)	(3,386)
Treasury Stock:
Balance at beginning of period	(211,121)	(179,011)
Purchase of treasury shares, at cost	(654)	(5,565)
Balance at end of period	(211,775)	(184,576)
Common Stock Held by BMP
Balance at beginning and end of period	(7,941)	(7,941)

Total Stockholders' Equity	270,011	285,178

STATEMENTS OF COMPREHENSIVE INCOME
Net Income	$5,957	$5,817
Net unrealized securities (losses) gains arising during the period, net of (benefit) taxes of $(292) and $490 during the three months ended March 31, 2008 and 2007, respectively	(343)	575
Comprehensive Income	$5,614	$6,392
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,957	$5,817
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gain on sale of loans held for sale	(87)	(244)
Net depreciation and amortization (accretion)	189	406
ESOP compensation expense	290	259
Stock plan compensation (excluding ESOP)	346	66
Provision for loan losses	60	60
Increase in cash surrender value of Bank Owned Life Insurance	(492)	(485)
Deferred income tax credit	(222)	(178)
Excess tax benefits of stock plans	(16)	-
Changes in assets and liabilities:
Origination of loans held for sale	(7,574)	(20,195)
Proceeds from sale of loans held for sale	7,004	19,505
Increase in other assets	(234)	(793)
Increase in other liabilities	7,106	814
Net cash provided by operating activities	12,327	5,032
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in federal funds sold and other short term investments	36,512	(104,376)
Proceeds from maturities of investment securities available-for-sale	1,000	1,000
Proceeds from calls of investment securities available-for-sale	508	-
Purchases of investment securities available-for-sale	(4,428)	-
Principal collected on mortgage backed securities available-for-sale	9,845	7,967
Purchases of mortgage backed securities available-for-sale	(100,854)	-
Net increase in loans	(57,093)	(30,833)
Purchases of fixed assets, net	(1,361)	(461)
(Purchase) Redemption of FHLBNY capital stock	(450)	2,925
Net cash used in investing activities	(116,321)	(123,778)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in due to depositors	13,638	160,458
Net increase in escrow and other deposits	32,064	33,644
Increase in securities sold under agreements to repurchase	75,000	-
Increase (Decrease) in FHLBNY advances	10,000	(65,000)
Cash dividends paid	(4,546)	(4,890)
Exercise of stock options	180	(11)
Excess tax benefits of stock plans	16	-
Purchase of treasury stock	(654)	(5,565)
Net cash provided by financing activities	125,698	118,636
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	21,704	(110)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	101,708	26,264
CASH AND DUE FROM BANKS, END OF PERIOD	$123,412	$26,154
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$3,439	$3,206
Cash paid for interest	28,259	26,337
Loans transferred to other real estate owned	895	-
Increase in accumulated other comprehensive loss	343	575

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   NATURE OF OPERATIONS

Dime Community Bancshares, Inc. (The "Holding Company," and together with its direct and indirect subsidiaries, the "Company") is a Delaware corporation and parent company of The Dime Savings Bank of Williamsburgh (the "Bank"), a federally-chartered stock savings bank.  The Holding Company's direct subsidiaries are the Bank, Dime Community Capital Trust 1 and 842 Manhattan Avenue Corp.  The Bank's direct subsidiaries are Boulevard Funding Corp., Havemeyer Investments, Inc., DSBW Preferred Funding Corporation, DSBW Residential Preferred Funding Corp. and Dime Reinvestment Corp.

The Bank maintains its headquarters in the Williamsburg section of Brooklyn, New York and operates twenty-two full service retail banking offices located in the New York City boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank’s principal business has been, and continues to be, gathering deposits from customers within its market area, and investing them primarily in multifamily residential, commercial real estate, one- to four-family residential, construction and land acquisition, and consumer loans, as well as mortgage-backed securities (“MBS”), obligations of the U.S. Government and Government Sponsored Entities ("GSEs"), and corporate debt and equity securities.

2.   SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of March 31, 2008, and the results of operations and statements of comprehensive income, changes in stockholders' equity and cash flows for the three month periods ended March 31, 2008 and 2007.  The results of operations for the three-month period ended March 31, 2008 is not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2008.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas in the accompanying consolidated financial statements where estimates are significant include the allowance for loans losses, valuation of mortgage servicing rights, asset impairment adjustments related to the valuation of goodwill and other than temporary impairments of securities, loan income recognition, the valuation of financial instruments, recognition of deferred tax assets and unrecognized tax benefits and the accounting for defined benefit plans sponsored by the Company.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2007 and notes thereto.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161").   SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about (i) the manner in which and reason that an entity uses derivative instruments, with particular emphasis upon underlying risk, (ii) the manner in which derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) (in tabular form) the manner in which derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 further requires enhanced disclosures of credit-risk-related contingent features of derivative instruments.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  Adoption of SFAS 161 is not expected to have a material impact upon the Company's consolidated financial condition or results of operations.

In February 2008, the FASB issued Staff Position FAS 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions" ("FSP 140-3").  FSP 140-3 provides guidance on accounting for a transfer of a financial asset and repurchase financing. FSP 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"("SFAS 140"), however, if certain criteria are satisfied, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS 140. Under FSP 140-3, a transferor and transferee shall not separately account for a transfer of a financial asset and a related repurchase financing unless; (i) the two transactions have a valid and distinct business or economic purpose for being entered into separately; and (ii) the repurchase financing does not result in the initial transferor regaining control over the financial asset.  FSP 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, of the adoption of FSP 140-3 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements governing the manner in which  an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquiree, and goodwill acquired. SFAS 141R also establishes disclosure requirements intended to enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date occurs during a fiscal year beginning after December 15, 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of FAS 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51." ("SFAS 160").  SFAS 160 requires that, for purposes of accounting and reporting, minority interests be re-characterized as non-controlling interests and classified as a component of equity.  SFAS 160 also requires financial reporting disclosures that clearly identify and distinguish between the interests of the parent and the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements other than not-for-profit organizations, however, will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  Adoption of SFAS 160 is not expected to have a material impact upon the Company's consolidated financial condition or results of operations.

In November 2007, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings." ("SAB 109").  SAB 109 provides guidance on accounting for loan commitments recorded at fair value under GAAP. SAB 109 supersedes SAB No. 105, "Application of Accounting Principles to Loan Commitments."  SAB 109 requires that the expected net future cash flows related to the associated servicing of a loan be included in the measurement of all written loan commitments that are accounted for at fair value. The provisions of SAB 109 are applicable on a prospective basis to written loan commitments recorded at fair value that are issued or modified in fiscal quarters beginning after December 15, 2007.  The Company adopted SAB 109 on January 1, 2008.  Adoption of SAB 109 did not have a material impact on the Company's consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159").  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 seeks to improve the overall quality of financial reporting by providing companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without requiring the application of complex hedge accounting provisions.  The Company adopted SFAS 159 on January 1, 2008.  The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial condition or results of operations, as the Company did not elect to apply the fair value method of accounting to any of its assets or liabilities.

In September 2006, the Emerging Issues Task Force reached a consensus on Issue 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" ("EITF 06-4"). Under EITF 06-4, an employer should recognize a liability for future benefits associated with an endorsement split-dollar life insurance arrangement based on the substantive agreement with the employee.  If the substance of these benefits is deemed comparable to benefits of a postretirement benefit plan, the liability associated with the endorsement split-dollar life insurance arrangement should be measured in accordance with SFAS No. 106, ''Employers' Accounting for Postretirement Benefits Other Than Pensions'' ("SFAS 106"). If the endorsement split-dollar life insurance arrangement is, in substance, an individual deferred compensation contract, then the liability should be measured in accordance with Accounting Principles Board Opinion No. 12, "Omnibus Opinion-1967" ("APB 12").

Under EITF 06-4, if the employer has agreed to maintain life insurance during the employee's retirement, the cost of the insurance policy during the postretirement period should be accrued in accordance with either SFAS 106 or APB 12. Similarly, if the employer has agreed to provide the employee with a death benefit, the employer should accrue, over the service period, a liability for the actuarial present value of the future death benefit as of the employee's expected retirement date, in accordance with either SFAS 106 or APB 12.  The Company adopted EITF 06-4 on January 1, 2008.  The adoption of EITF 06-4 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS 157, which defined fair value, established a framework for measuring fair value under GAAP, and expanded disclosures about fair value measurements.  Other current accounting pronouncements that require or permit fair value measurements will require application of SFAS 157.  SFAS 157 does not require any new fair value measurements, however, changes the definition of, and methods used to measure, fair value.  SFAS 157 emphasizes fair value as a market-based, not entity-specific, measurement. Under SFAS 157, a fair value measurement should be based on the assumptions that market participants would use in pricing the asset or liability.  SFAS 157 further establishes a fair value hierarchy that distinguishes between (i) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs), and (ii) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. SFAS 157 also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.  The Company adopted SFAS 157 on January 1, 2008.  Disclosures required as a result of the adoption of SFAS 157 are included in Note 7.

         In February 2008, the FASB issued Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157, Fair Value Measurements" ("FSP 157-2").  FSP 157-2 delays the effective date of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.

4.   TREASURY STOCK

During the three months ended March 31, 2008, the Holding Company repurchased 51,000 shares of its common stock into treasury.  All shares repurchased were recorded at the acquisition cost, which totaled $654,000 during the period.

5.   ACCOUNTING FOR GOODWILL

The Company has designated the last day of its fiscal year as its date for annual impairment testing.  The Company performed an impairment test as of December 31, 2007 and concluded that no impairment of goodwill existed.  No events have occurred nor circumstances changed subsequent to December 31, 2007 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or changes in circumstances would require the immediate performance of an impairment test in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."

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

The following is a reconciliation of the numerators and denominators of basic EPS and diluted EPS for the periods presented:

	Three Months Ended March 31,
	2008	2007
	(Dollars in Thousands)
Numerator:
Net Income per the Consolidated Statements of Operations	$5,957	$5,817
Denominator:
Weighted-average number of shares outstanding utilized in the calculation of basic EPS	32,464,132	34,473,159

Unvested RRP and Restricted Stock Award shares	62,348	67,922
Common stock equivalents resulting from the dilutive effect of "in-the-money" outstanding stock options	214,180	113,650
Anti-dilutive effect of tax benefits associated with "in-the-money" outstanding stock options	(57,499)	(28,826)
Weighted average number of shares outstanding utilized in the calculation of diluted EPS	32,683,161	34,625,905

Common stock equivalents resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the Company's common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 1,067,575 and 1,077,676 weighted-average stock options outstanding for the three-month periods ended March 31, 2008 and 2007, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

7.   ACCOUNTING FOR STOCK BASED COMPENSATION

During the three-month periods ended March 31, 2008 and 2007, the Holding Company and Bank maintained the Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees, the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees and the 2004 Stock Incentive Plan, (collectively the "Stock Plans"), which are discussed more fully in Note 15 to the Company's consolidated audited financial statements for the year ended December 31, 2007, and which are subject to the accounting requirements of SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123R").  In addition, the Bank maintained the RRP prior to its liquidation on September 14, 2007, which was also subject to the accounting requirements of SFAS 123R.  SFAS 123R requires that share based payments be accounted for using a fair value based method and the recording of compensation expense in lieu of optional pro forma disclosure.

Stock Option Awards

Combined activity related to stock options granted under the Stock Plans during the periods presented was as follows:

	At or for the Three Months Ended March 31,
	2008	2007
	(Dollars in Thousands, Except per Share Amounts)
Options outstanding – beginning of period	3,165,997	2,250,747
Options granted	34,425	-
Weighted average exercise price of grants	$14.92	-
Options exercised	13,863	45,153
Weighted average exercise price of exercised options	$13.07	$3.80
Options forfeited	-	-
Weighted average exercise price of forfeited options	$-	$-
Options outstanding – end of period	3,186,559	2,205,594
Weighted average exercise price of outstanding options – end of period	$14.64	$15.07
Remaining options available for grant	84,550	1,102,765
Exercisable options at end of period	2,155,634	2,205,594
Weighted average exercise price of exercisable options – end of period	$15.05	$15.07
Cash received for option exercise cost	$180	$97
Income tax benefit recognized	(16)	-
Compensation expense recognized	238	-
Remaining unrecognized compensation expense	2,249	-
Weighted average remaining years for which compensation expense is to be recognized	3.1	-

The range of exercise prices and weighted-average remaining contractual lives of both options outstanding and options exercisable as of March 31, 2008 was as follows:

	Outstanding Options as of March 31, 2008
Range of Exercise Prices	Amount	Weighted Average Exercise Price	Weighted Average Contractual Years Remaining	Exercisable Options as of March 31, 2008
$4.51 - $5.00	14,087	4.56	1.8	14,087
$10.50 - $11.00	499,801	10.91	3.6	499,801
$13.00-$13.50	585,142	13.16	4.8	585,142
$13.50-$14.00	996,500	13.74	9.1	-
$14.50-$15.00	34,425	14.92	10.1	-
$15.00-$15.50	318,492	15.10	7.2	318,492
$16.00-$16.50	76,320	16.45	6.8	76,320
$19.50-$20.00	661,792	19.90	5.8	661,792
Total	3,186,559	$14.64	6.5	2,155,634

The weighted average exercise price and contractual years remaining for exercisable options was $15.05 and 5.3 years, respectively, at March 31, 2008.  There were no grants of stock options under the Stock Plans during the three months ended March 31, 2007.  The weighted average fair value per option at the date of grant for stock options granted during the three-months ended March 31, 2008 was estimated as follows:

Three Months Ended March 31, 2008
Total options granted	34,425
Estimated fair value on date of grant	$3.20
Pricing methodology utilized	Black- Scholes
Expected life (in years)	6.25
Interest rate	2.77%
Volatility	30.00
Dividend yield	3.75

Other Stock Awards

RRP – As of March 31, 2007, there were 303,137 unallocated shares of the Company's common stock held by the RRP.  During 2007, the Company determined that the shares held by the RRP were no longer eligible for grant.  On September 14, 2007, all of the assets of the RRP were liquidated, and the 303,137 unallocated shares of common stock previously held by the RRP were retired into treasury.  There was no activity related to the RRP during the three months ended March 31, 2007.

Restricted Stock Awards – On March 17, 2005, a grant of 31,804 restricted stock awards was made to certain officers of the Bank under the 2004 Stock Incentive Plan.  Three-fourths of these awards vested to the respective recipients in equal annual installments on May 1, 2006, 2007 and 2008, respectively.  The remaining one-fourth of these awards vests on May 1, 2009.  The fair value of the Holding Company's common stock on March 17, 2005 was $15.44.  On January 3, 2006, a grant of 30,000 restricted stock awards was made to certain officers of the Bank under the 2004 Stock Incentive Plan.  Two-fifths of the awards vested to the respective recipients in equal installments on February 1, 2007 and 2008, respectively.  The remaining three-fifths of the awards vest to the respective recipients in equal installments on February 1, 2009, 2010 and 2011, respectively.  The fair value of the Holding Company's common stock on January 3, 2006 was $14.61 (the opening price on the grant date).  On March 16, 2006, a grant of 18,000 restricted stock awards was made to certain officers of the Bank under the 2004 Stock Incentive Plan.  Two-fifths of the awards vested to the respective recipients in equal installments on May 1, 2007 and 2008, respectively.  The remaining three-fifths of the awards vest to the respective recipients in equal installments on May 1, 2009, 2010 and 2011, respectively.  The fair value of the Holding Company's common stock on March 16, 2006 was $14.48.  On May 1, 2007, a grant of 12,000 restricted stock awards was made to outside Directors of the Bank under the 2004 Stock Incentive Plan.  The awards fully vested to the respective recipients on May 1, 2008.  The fair value of the Holding Company's common stock on May 1, 2007 was $13.74.

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan during the three-month periods ended March 31, 2008 and 2007:

	At or for the Three Months Ended March 31,
	2008	2007
	(Dollars in Thousands)
Unvested allocated shares – beginning of period	66,304	71,855
Shares granted	-	-
Shares vested	6,000	6,000
Unvested allocated shares – end of period	60,304	65,855
Unallocated shares - end of period	-	-
Compensation recorded to expense	$107	$66
Income tax benefit recognized	(2)	-

8.   INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following table summarizes the gross unrealized losses and fair value of investment securities and MBS available-for-sale as of March 31, 2008, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Less than 12 Consecutive Months of Unrealized Losses		12 or MoreConsecutive Months of Unrealized Losses		Total
			(Dollars in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal securities	$911	$12	$-	$-	$911	$12
Corporate obligations	18,007	2,105	-	-	18,007	2,105
Equity securities	1,822	235	3,003	731	4,825	966
FHLMC pass-through certificates	65,209	483	-	-	80,027	528
FNMA pass-through certificates	14,818	45	7,450	55	7,450	55
GNMA pass-through certificates	172	-	-	-	172	-
Collateralized Mortgage Obligations	4,719	60	92,504	503	97,223	563
Total	$105,658	$2,940	$102,957	$1,289	$208,615	$4,229

 At March 31, 2008, all of the FHLMC, FNMA and GNMA pass-through certificates and collateralized mortgage obligations that possessed unrealized losses for 12 or more consecutive months had the highest possible credit quality rating.  Since inception, all unrealized losses on the FHLMC, FNMA and GNMA pass-through and collateralized mortgage obligation securities shown in the above table have resulted solely from interest rate fluctuations.  Management believes that all unrealized losses were temporary at March 31, 2008.  In making this determination, management considered the underlying nature, severity and duration of the loss as well as its intent with regard to these securities. Management has no current intention to dispose of these investments.

The aggregate amount of held-to-maturity investment securities and MBS carried at historical cost was $80,000 as of March 31, 2008.  No individual held-to-maturity security that was carried at historical cost possessed an unrealized loss as of March 31, 2008.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair value hierarchy established under SFAS 157 establishes three valuation levels, summarized as follows:

Level 1 Inputs - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs - Significant other observable inputs such as any of the following; (1) quoted prices for similar assets or liabilities in active markets, (2) quoted prices for identical or similar assets or liabilities in markets that are not active, (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates), or (4) inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level 3 Inputs - Unobservable inputs for the asset or liability. Unobservable inputs reflect the reporting entity's own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The following table presents the assets that are reported on the condensed consolidated statements of financial condition at fair value as of March 31, 2008 by level within the fair value hierarchy.  As required by SFAS 157, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured at Fair Value on a Recurring Basis
		Fair Value Measurements Using
Description	Total at March 31, 2008	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Investment securities available for sale(1)	$35,142	$6,979	$28,163	$-
MBS available for sale (1)	255,169	-	255,169	-

(1)
The value of the Company’s available for sale investment securities and MBS are reported at fair value, and are valued utilizing prices obtained from independent parties. The valuations obtained are based upon market data, and often utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis, pricing applications apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (only obtained from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data. For certain securities, additional inputs may be used or some market inputs may not be applicable. Inputs are prioritized differently on any given day based on market conditions.

The Company's available for sale investment securities and MBS at March 31, 2008 were categorized as follows:

Investment Category	Percentage of Total	Valuation Level Under SFAS 157
Pass Through MBS or collateralized mortgage obligations ("CMOs") issued by GSEs	82.6%	Two
Pass Through MBS or CMOs issued by entities other than GSEs	5.3	Two
Pooled Trust Preferred Securities	6.2	Two
Mutual Funds and Corporate Equities	2.4	One
Municipal securities	3.5	Two

The pass through MBS and CMOs (issued either by GSEs or entities other than GSEs), which comprised approximately 88% of the Company's total available for sale investment securities and MBS at March 31, 2008, all possessed the highest possible credit rating published by multiple established credit rating agencies as of March 31, 2008.  Obtaining a market value as of March 31, 2008 for these securities utilizing significant observable inputs as defined under SFAS 157 was not difficult due to their demand even in a financial marketplace challenged with reduced liquidity levels such as existed at March 31, 2008. For the pooled trust preferred and municipal securities, which in aggregate were less than 1% of the Company's consolidated assets at March 31, 2008, obtaining a market value utilizing significant observable inputs as defined under SFAS 157 was slightly more difficult due to the lack of regular trading activity as of March 31, 2008.

Assets Measured at Fair Value on a Non-Recurring Basis
		Fair Value Measurements Using
Description	Total At March 31, 2008	Level 1	Level 2	Level 3	Total Loss Recognized (Dollars in Thousands)
		(Dollars in Thousands)
Loans held for sale (1)	$72	$-	$72	$-	$2

(1)	Loans held for sale were recorded at the lower of cost or market, and the market value was based on the contractual price to be received.

    Loans which satisfy certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at March 31, 2008 were generally collateral dependent and, as such, were carried at the lower of the outstanding principal balance or the estimated fair value of the collateral less estimated selling costs. Fair value is estimated through current appraisals, where practical, or a drive-by inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and adjusted as necessary by management to reflect current market conditions.  As such, the fair value of impaired loans would be classified as Level 3.  At March 31, 2008, no impaired loans are carried at fair value.  Losses of $144,000 recognized on impaired loans during the three months ended March 31, 2008, were charged against the allowance for loans losses.  The loans on which these losses were recognized were transferred to other real estate owned during the period.

    The provisions of FAS 157 related to disclosures surrounding non-financial assets and non-financial liabilities such as goodwill and other real estate owned have not been applied since the Company elected the deferral rules of FSP 157-2 (discussed in Note 3 to the condensed consolidated financial statements).

10.   RETIREMENT AND POSTRETIREMENT PLANS

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

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)
Service cost	$-	$21	$-	$21
Interest cost	358	65	339	61
Expected return on assets	(485)	-	(450)	-
Unrecognized past service liability	-	(7)	-	(7)
Amortization of unrealized loss	67	4	118	7
Net periodic (credit) cost	$(60)	$83	$7	$82

The Company disclosed in its consolidated financial statements for the year ended December 31, 2007 that it expected to make contributions or benefit payments totaling $191,000 to the BMP, $131,000 to the Outside Director Retirement Plan, and $168,000 to the Postretirement Plan, and no contributions to the Employee Retirement Plan, during the year ending December 31, 2008.  The Company made benefit payments of $32,100 to the Outside Director Retirement Plan during the three-months ended March 31, 2008, and expects to make an additional $96,300 of contributions or benefit payments during the remainder of 2008.  The Company made contributions totaling $20,000 to the Postretirement Plan during the three months ended March 31, 2008, and expects to make the additional estimated $148,000 of contributions or benefit payments during the remainder of 2008.  The Company made no contributions or benefit payments to the BMP during the three months ended March 31, 2008, and made an unexpected and non-recurring contribution of $80,000 in April 2008 related to two participants of the BMP.  The Company does not expect to make any other benefit payments or contributions to the BMP during the remainder of 2008, since anticipated retirements that formed the basis for the expected benefit payments in 2008 are presently not expected to occur.

As disclosed in Note 1 of the audited consolidated financial statements included in the Holding Company's Annual Report on Form 10-K for the year ended December 31, 2007, the Company adopted SFAS 158 effective December 31, 2006.  Effective for fiscal years ending after December 15, 2008, SFAS 158 requires an employer sponsoring a single employer defined benefit plan to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions).  In compliance with this requirement, effective December 31, 2008, the Company will change the measurement date for its defined benefit plans from October 1st to December 31st.  On January 1, 2008, the Company recorded reductions of $23,000 to retained earnings and $64,000 to accumulated other comprehensive income related to this transition.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Holding Company is a Delaware corporation and parent company of the Bank, a federally-chartered stock savings bank.  The Bank maintains its headquarters in the Williamsburg section of Brooklyn, New York and operates twenty-two full service retail banking offices located in the New York City ("NYC") boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank’s principal business has been, and continues to be, gathering deposits from customers within its market area, and investing them primarily in multifamily residential, commercial real estate, one- to four-family residential, construction and land acquisition, and consumer loans, mortgage-backed securities ("MBS"), obligations of the U.S. government and Government Sponsored Entities, and corporate debt and equity securities.

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

During the years ended December 31, 2005, 2006 and 2007, the Company operated in an environment challenging to earnings growth, marked by a flattened market yield curve, as interest rates on short-term investments and borrowings increased at a faster rate than those on medium- and long-term investments and borrowings.  This environment resulted in an increase in the average cost of interest bearing liabilities greater than the increase in yield on interest earning assets during the period.  Late in 2007 and during the three months ended March 31, 2008, pricing discipline that developed on new mortgage loans as a result of difficulties in the national real estate market, coupled with monetary policy actions of the Federal Open Market Committee resulting in lower short-term rates, led to a steepening in the market yield curve beyond levels seen in 2005, 2006 and 2007.  This steepening positively impacted the Company's net interest margin and earnings during the three months ended March 31, 2008.

The Company has historically maintained conservative lending standards and avoided the speculative forms of lending, such as sub-prime mortgages, that have experienced the severe difficulties over the past twelve months.  It thus experienced no adverse impact to its earnings during the three months ended March 31, 2008 from problems in the national real estate market.  A continued decline in the value of real estate or further decline in overall economic conditions in the Bank's primary market will likely adversely impact the Company's future financial performance.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	For the Three Months Ended March 31,
	2008	2007
Performance and Other Selected Ratios:
Return on Average Assets	0.68%	0.72%
Return on Average Stockholders' Equity	8.87	8.12
Stockholders' Equity to Total Assets	7.42	8.64
Tangible Equity to Total Tangible Assets	6.09	7.24
Loans to Deposits at End of Period	133.76	126.12
Loans to Earning Assets at End of Period	87.44	87.58
Net Interest Spread	2.01	1.86
Net Interest Margin	2.32	2.33
Average Interest Earning Assets to Average Interest Bearing Liabilities	108.50	111.95
Non-Interest Expense to Average Assets	1.40	1.40
Efficiency Ratio	57.62	55.87
Effective Tax Rate	34.23	35.85
Dividend Payout Ratio	77.78	82.35

Average Tangible Equity	$216,623	$237,363
Per Share Data:
Reported EPS (Diluted)	$0.18	$0.17
Cash Dividends Paid Per Share	0.14	0.14
Stated Book Value	7.97	7.91
Tangible Book Value	6.46	6.54
Asset Quality Summary:
Net Charge-offs (recoveries)	$144	$(2)
Non-performing Loans	3,090	2,878
Non-performing Loans/Total Loans	0.11%	0.11%
Non-performing Assets	$3,985	$2,878
Non-performing Assets/Total Assets	0.11%	0.09%
Allowance for Loan Loss/Total Loans	0.53	0.57
Allowance for Loan Loss/Non-performing Loans	506.96	540.58
Regulatory Capital Ratios (Bank Only):
Tangible Capital	7.77%	8.81%
Leverage Capital	7.77	8.81
Total Risk-based Capital	11.78	12.45
Earnings to Fixed Charges Ratios (1)
Including Interest on Deposits	1.31x	1.33x
Excluding Interest on Deposits	1.78	1.99

 (1) Interest on unrecognized tax benefits totaling $554,000 and $512,000 is included in the calculation of fixed charges for the three-month periods ended March 31, 2008 and 2007, respectively.

Critical Accounting Policies

Various elements of the Company’s accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policies with respect to the methodologies it uses to determine the allowance for loan losses, the valuation of mortgage servicing rights ("MSR"), asset impairments (including the valuation of goodwill and other than temporary declines in the valuation of securities), the recognition of deferred tax assets and unrecognized tax positions, the recognition of loan income, the fair value of financial instruments, and accounting for defined benefit plans are its most critical accounting policies because they are important to the presentation of the Company’s consolidated financial condition and results of operations, involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions or estimates could result in material variations in the Company's consolidated results of operations or financial condition.

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

The Bank's loan loss reserve methodology consists of several components, including a review of the two elements of its loan portfolio: problem loans [i.e., classified loans, non-performing loans and impaired loans under SFAS No. 114, "Accounting By Creditors for Impairment of a Loan," as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures an amendment of FASB Statement No. 114" ("Amended SFAS 114")] and performing loans.  The Bank applied the process of determining the allowance for loan losses consistently throughout the three months ended March 31, 2008 and 2007.

Performing Loans

At March 31, 2008, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio.  Performing loans are reviewed at least quarterly based upon the premise that there are losses inherent within the loan portfolio that have not been identified as of the review date.  The Bank thus calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage and applying it to its performing loans.  In deriving the expected loan loss percentage, the Bank generally considers, among others, the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multifamily residential, commercial real estate, cooperative apartment, construction and land acquisition or consumer); the underwriting history of the loan (i.e., whether it was underwritten by the Bank or a predecessor institution acquired by the Bank and, therefore, originally subjected to different underwriting criteria); both the current condition and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data to derive the expected loan loss percentages); the level of, and trend in, non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by real estate located in the NYC metropolitan area) or specific industry conditions within the portfolio segments.  Since these criteria affect the expected loan loss percentages that are applied to performing loans, changes in any of them may affect the amounts of the allowance and the provision for loan losses.

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

The Bank's policy is to charge-off immediately all balances classified as ''Loss'' and record a reduction of the allowance for loan losses for the full amount of the outstanding loan balance.  The Bank applied this process consistently throughout the three months ended March 31, 2008 and 2007.

Under the guidance established by Amended SFAS 114, loans determined to be impaired (i.e., loans where it is probable that all contractual amounts due will not be collected in accordance with the terms of the loan; generally, non-performing one- to four-family loans in excess of $417,000 and non-performing and troubled-debt restructured multifamily residential and commercial real estate loans) are evaluated at least quarterly in order to establish impairment, i.e., whether the estimated fair value of the underlying collateral determined based upon an independent appraisal is sufficient to satisfy the existing debt.  For each loan that the Bank determines to be impaired, impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimated fair value of the collateral.  A specific reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses.

Non-performing one- to four-family loans of $417,000 or less are not deemed impaired.  They are classified as Substandard, Doubtful or Loss, and reviewed and reserved for in the manner discussed above for loans of such classification.

Valuation of MSR. The cost of mortgage loans sold with servicing rights retained by the Bank is allocated between the loans and the servicing rights based on their estimated fair values at the time of the loan sale. MSR are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, anticipated net servicing income determined in accordance with GAAP.  SFAS No. 156, "Accounting for Servicing of Financial Assets," requires all separately recognized MSR to be initially measured at fair value, if practicable.  The estimated fair value of MSR is determined by calculating the present value of estimated future net servicing cash flows, using estimated prepayment, default, servicing cost and discount rate assumptions.  All estimates and assumptions utilized in the valuation of MSR are derived based upon actual historical results for the Bank, or, in the absence of such data, from historical results for the Bank's peers.

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

Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").  SFAS 142 eliminates amortization of goodwill and instead requires performance of an annual impairment test at the reporting unit level.  As of March 31, 2008, the Company had goodwill totaling $55.6 million.

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

Fair Value of Financial Instruments.  Available-for-sale debt and equity securities that have readily determinable fair values are carried at fair value.  All of the Company's available for sale securities at March 31, 2008 had readily determinable fair values, which were based on published or securities dealers' market values.

As discussed in Note 7 to the Company's condensed consolidated financial statements, the Company adopted SFAS 157, "Fair Value Measurements" ("SFAS 157"), effective January 1, 2008.  The pass through MBS and collateralized mortgage obligations (issued either by government sponsored entities or entities other than government sponsored entities), which comprised approximately 88% of the Company's total available for sale investment securities and MBS at March 31, 2008, all possessed the highest possible credit rating published by multiple established credit rating agencies as of March 31, 2008.  Obtaining a market value as of March 31, 2008 for these securities utilizing significant observable inputs as defined under SFAS 157 was not difficult due to their demand even in a financial marketplace challenged with reduced liquidity levels such as existed at March 31, 2008. For the pooled trust preferred and municipal securities, which in aggregate were less than 1% of the Company's consolidated assets at March 31, 2008, obtaining a market value utilizing significant observable inputs as defined under SFAS 157 was slightly more difficult due to the lack of regular trading activity as of March 31, 2008.  For these securities, the Company obtained market values from at least two credible market sources, and verified that these values were prepared utilizing significant observable inputs as defined under SFAS 157.  In accordance with established policies and procedures, the Company never utilized the highest value obtained as its recorded fair value for securities that were valued with significant observable inputs.

Debt securities are classified as held-to-maturity, and carried at amortized cost, only if the Company has a positive intent and ability to hold them to maturity.  Unrealized holding gains or losses on debt securities classified as held-to-maturity are disclosed, but are not recognized in the Company's consolidated statements of financial condition or results of operations.

Debt securities that are not classified as held-to-maturity, along with all equity securities, are classified as either securities available-for-sale or trading securities.  The Company owned no securities classified as trading securities during the three months ended March 31, 2008.

The Company conducts a periodic review and evaluation of its securities portfolio, taking into account the severity and duration of each unrealized loss, as well as management's intent and ability to hold the security until the unrealized loss is substantially eliminated, in order to determine if a decline in market value of any security below its carrying value is either temporary or other than temporary.  All unrealized losses on debt and equity securities available-for-sale that are deemed temporary are excluded from net income and reported net of income taxes as other comprehensive income or loss.  All unrealized losses that are deemed other than temporary are recognized immediately as a reduction of the carrying amount of the security, with a charge recorded in the Company's consolidated statements of operations.  For the three months ended March 31, 2008 and 2007, there were no other than temporary impairments in the securities portfolio.  Unrealized holding losses on securities totaled $1.6 million and $2.5 million at March 31, 2008 and 2007, respectively.

Recognition of Deferred Tax Assets.  Management reviews all deferred tax assets periodically.  Upon such review, in the event that it is more likely than not that the deferred tax asset will not be fully realized, a valuation allowance is recognized against the deferred tax asset in the full amount that is deemed more likely than not will not be realized.

Uncertain Tax Positions – The Company performs two levels of evaluation for all uncertain tax positions. Initially, a determination is made as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold.  This measurement is performed in order to determine the amount of benefit to recognize in the condensed consolidated financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  In making its evaluation, management reviews applicable tax rulings and other advice provided by reputable tax professionals.

Loan Income Recognition.  Interest income on loans is recorded using the level yield method.  Loan origination fees and certain direct loan origination costs are deferred and amortized as yield adjustments over the contractual loan terms.

Accrual of interest is discontinued on loans identified as impaired (See Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Loan Losses – Problem Loans for a definition of impaired) and past due 90 days.  Any interest accrued to income in the year when interest accruals are discontinued is reversed.  Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a minimum of twelve consecutive months.  Payments on nonaccrual loans are generally applied to principal.

Accounting for Defined Benefit Plans –The Company maintains various defined benefit plans, including the Postretirement Welfare Plan of The Dime Savings Bank of Williamsburgh, providing additional postretirement benefits to employees that are recorded in accordance with SFAS 106, ''Employers' Accounting for Postretirement Benefits Other Than Pensions,'' ("SFAS 106").  SFAS 106 requires accrual of postretirement benefits (such as health care benefits) during the years an employee provides services.  As a result of amendments to the respective plans in previous years, none of the remaining defined benefit plans maintained by the Company provided benefits for services performed during the three months ended March 31, 2008 and 2007.

In accordance with SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)," the Company recognizes the funded status of all of its defined benefit plan in its consolidated statements of financial condition, measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation.  The Company utilizes the services of certified actuaries employed at an independent benefits plan administration entity in order to measure the funded status of its defined benefit plans in accordance with various applicable accounting standards.

Liquidity and Capital Resources

The Bank's primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security maturities and redemptions, advances from the Federal Home Loan Bank of New York ("FHLBNY"), and securities sold under agreement to repurchase ("REPOs") entered into with various financial institutions, including the FHLBNY.  The Bank also sells selected multifamily residential and mixed use loans to the Fannie Mae ("FNMA"), and long-term, one- to four-family residential real estate loans to either FNMA or other private sector secondary market purchasers.  The Company may additionally issue debt under appropriate circumstances.  Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposits flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

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

Deposits increased $13.6 million during the three months ended March 31, 2008, and $160.5 million during the three months ended March 31, 2007.  During the majority of 2007, management elected to seek deposit growth as its primary source of funding and, as a result of successful promotional campaigns, added $102.5 million in money market accounts and $52.1 million in certificates of deposit ("CDs"), during the three months ended March 31, 2007.  The growth in deposit balances during the three months ended March 31, 2008 resulted primarily from continued success of the interest bearing "Prime Dime" checking account launched during the second half of 2007, that contributed to an increase of $16.8 million in total interest bearing checking accounts during the period.  Otherwise, the remaining deposit balances remained relatively unchanged as a percentage of the aggregate balance during the three months ended March 31, 2008, with growth of approximately $44 million in money market accounts offset by a reduction of approximately $42 million in CDs, as the Bank elected to utilize borrowings to fund asset growth.

During the three months ended March 31, 2008, principal repayments totaled $99.6 million on real estate loans and $9.8 million on MBS.  During the three months ended March 31, 2007, principal repayments totaled $71.4 million on real estate loans and $8.0 million on MBS.  The increase in principal repayments on loans related to an increase in borrower refinance activities, as loans originated in 2003 and 2004 approached their contractual interest rate reset date.  The increase in principal paydowns on MBS resulted from the purchase of $100.8 million of MBS during the quarter ended March 31, 2008, that increased their average balance by $38.1 million over the three months ended March 31, 2007.  The Company does not presently believe that its future levels of principal repayments will be materially impacted by problems currently being experienced in the residential mortgage market.

See "Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality" for a further discussion of the Bank's asset quality.

Since December 2002, the Bank has originated and sold multifamily residential mortgage loans in the secondary market to FNMA while retaining servicing and generating fee income while it services the loans. The Bank underwrites these loans using its customary underwriting standards, funds the loans, and sells them to FNMA at agreed upon pricing.  Typically, the Bank seeks to sell loans with terms to maturity or repricing in excess of seven years from the origination date since it does not desire to retain such loans in portfolio as a result of the heightened interest rate risk they possess.  Under the terms of the sales program, the Bank retains a portion of the associated credit risk.  Once established, such amount continues to increase as long as the Bank continues to sell loans to FNMA under the program. The Bank retains this exposure until the portfolio of loans sold to FNMA is satisfied in its entirety or the Bank funds claims by FNMA for the maximum loss exposure.  During the three months ended March 31, 2008 and 2007, the Bank sold FNMA $6.7 million and $20.2 million of loans, respectively, pursuant to this program.

During the three months ended March 31, 2008, the Company increased its REPO borrowings by $75.0 million and FHLBNY advances by $10.0 million, respectively.  These borrowings were added in order to fund purchases of investment securities and MBS during the period.  As of March 31, 2008, the average yield on the securities purchased exceeded the average contractual cost of the borrowings by 1.56%.  The cash flows generated from the securities are expected to be reinvested in real estate loans, offering an anticipated higher average yield.  The estimated average duration of the purchased securities was 3.1 years at March 31, 2008.  Embedded within the added REPO borrowings and FHLBNY advances, the majority of which are non-callable for at least three years, were interest rate caps that provide a significant benefit to their average cost in the event of an increase in short-term interest rates.

During the three months ended March 31, 2007, borrowings declined by $65.0 million, as the Company reduced its borrowings due to the growth in deposit funding experienced during the period.

In the event that the Bank should require funds beyond its ability to generate them internally, an additional source of funds is available through use of its borrowing line at the FHLBNY.  At March 31, 2008, the Bank had an additional potential borrowing capacity of $366.3 million available, provided it owned the minimum required level of FHLBNY common stock (i.e., 4.5% of its outstanding FHLBNY borrowings).  The Holding Company additionally possesses a $15.0 million line of credit agreement with a reputable financial institution in the event of further required liquidity.

The Bank is subject to minimum regulatory capital requirements imposed by the OTS, which, as a general matter, are based on the amount and composition of an institution's assets. At March 31, 2008, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, and the repurchase of Holding Company common stock into treasury.  During the three months ended March 31, 2008 and 2007, real estate loan originations totaled $163.2 million and $123.3 million, respectively.  Purchases of investment securities (excluding short-term investments and federal funds sold) and MBS totaled $105.3 million during the three months ended March 31, 2008.  There were no purchases of investment securities or MBS during the three months ended March 31, 2007.  The increase in real estate loan originations resulted from increased borrower refinance activity, as real estate loans originated during 2003 and 2004 approached their contractual interest rate repricing date.  The increase in investment security and MBS purchases resulted from a decision to add these assets in order to achieve additional net interest income from the positive spread between the average yield on the securities and the average cost of the REPOs and FHLBNY advances utilized to fund the purchases.  The Company did not purchase investment securities or MBS that were funded by FHLBNY advances or REPOs during 2005, 2006 or the three months ended March 31, 2007, since the spread between the yield on the securities and the cost of the borrowings was significantly lower.

During the three months ended March 31, 2008, the Holding Company repurchased 51,000 shares of its common stock into treasury.  All shares repurchased were recorded at the acquisition cost, which totaled $654,000 during the period. As of March 31, 2008, up to 1,124,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $17.48 per share closing price of its common stock as of March 31, 2008, the Holding Company would utilize $19.7 million in order to purchase all of the remaining authorized shares.  For the Holding Company to complete these share purchases, it would likely require dividend distributions from the Bank.

Contractual Obligations

The Bank is obligated for rental payments under leases on certain of its branches and equipment and for minimum monthly payments under its current data systems contract.   The Bank generally has outstanding at any time significant borrowings in the form of FHLBNY advances and/or REPOs, and the Holding Company has an outstanding $25.0 million non-callable subordinated note payable due to mature in 2010, and $72.2 million of trust preferred borrowings from third parties due to mature in April 2034, which are callable at any time after April 2009.  None of these contractual obligations have changed materially since December 31, 2007.  The Company additionally had a reserve recorded related to unrecognized income tax benefits totaling $1.8 million at March 31, 2008.  The facts and circumstances surrounding this obligation have not changed materially since December 31, 2007.

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

In addition, as part of its loan origination business, the Bank has outstanding commitments to extend credit to third parties, which are subject to strict credit control assessments.  Since many of these loan commitments expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.  The following chart represents off balance sheet commitments for which the Company was obligated as of March 31, 2008:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$62,530	$-	$-	$-	$62,530
Other loan commitments (1)	79,762	-	-	-	79,762
Other Commitments:
Recourse obligation on loans sold to FNMA (1)	21,189	-	-	-	21,189
Total Commitments	$163,481	$-	$-	$-	$163,481

(1) In accordance with SFAS 5, "Accounting for Contingencies," as of March 31, 2008, reserves related to other loan commitments and the recourse obligation on loans sold to FNMA were $854,000 and $2.5 million, respectively, and were recorded in other liabilities in the Company's condensed consolidated statements of financial condition.

Asset Quality

At both March 31, 2008 and December 31, 2007, the Company had neither real estate loans nor collateral underlying MBS that would be considered subprime loans, i.e., mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their income or credit history.  The Company's lending standards are discussed in Item 1 of its Form 10-K for the year ended December 31, 2007.  All MBS owned by the Company as of March 31, 2008 possessed the highest possible investment credit rating.

Within the Bank's portfolio, non-performing loans totaled $3.1 million and $2.9 million at March 31, 2008 and December 31, 2007, respectively.  During the three months ended March 31, 2008, three loans totaling $1.4 million were added to non-performing status.  Partially offsetting this increase were two loans totaling $987,000 that were transferred to other real estate owned ("OREO") and one loan totaling $208,000 that was satisfied during the period.  In addition, at March 31, 2008, the Bank was servicing non-performing loans totaling $5.0 million for FNMA, all of which related to one common borrower, that entered non-performing status during the three months ended March 31, 2008.  These loans are subject to a recourse provision that exceeds their aggregate outstanding balance.  At March 31, 2008, a reserve of $2.5 million existed related to the total recourse provision.

The Bank had real estate and consumer loans totaling $2.6 million delinquent 60-89 days at March 31, 2008, compared to a total of $1.9 million at December 31, 2007.  The increase resulted primarily from the addition of $894,000 in delinquent one-to four-family and multifamily residential loans during the period.  The 60-89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of credit quality trends than non-performing loans.

GAAP requires the Bank to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a loan constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Current OTS regulations require that troubled-debt restructurings remain classified as such until the loan is either repaid or returns to its original terms.  The Bank had no loans classified as troubled-debt restructurings at March 31, 2008 or December 31, 2007.

The recorded investment in loans deemed impaired pursuant to Amended SFAS 114 was $2.7 million, consisting of four loans, at March 31, 2008, compared to $2.8 million, consisting of six loans, at December 31, 2007.  The decline resulted from the transfer of two impaired loans totaling $1.0 million from loans to OREO, and the satisfaction of one impaired loan totaling $208,000 during the three months ended March 31, 2008, that were partially offset by the addition of one impaired loan totaling $1.0 million during the same period.  The average balance of impaired loans was approximately $2.7 million and $3.2 million during the three months ended March 31, 2008 and 2007, respectively.  While the additions and reductions to impaired loans were close in magnitude during the relevant periods for which the average balances are derived, the timing of the reductions had greater impact upon the calculation of average balance during the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007.  There were $309,000 and $351,000 of reserves allocated within the allowance for loan losses for impaired loans at March 31, 2008 and December 31, 2007, respectively.  At March 31, 2008, non-performing loans exceeded impaired loans by $434,000, due to 434,000 of one- to four-family and consumer loans, which, while on non-performing status, were not deemed impaired since they each had individual outstanding balances less than $417,000.  See "Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Loan Losses - Problem Loans" for a discussion of impairment and reserves.

OREO.  Property acquired by the Bank as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure is classified as OREO and recorded at the lower of the recorded investment in the related loan or the fair value of the property on the date of acquisition, with any resulting write down charged to the allowance for loan losses. The Bank obtains an appraisal on OREO property as soon as practicable after it takes possession of the realty and generally reappraises its value at least annually thereafter.  The recorded balance of OREO was $895,000 at March 31, 2008, consisting of two properties.  There were no OREO properties as of December 31, 2007.  During the three months ended March 31, 2008, the Bank transferred two loans with an aggregate outstanding principal balance of $987,000 to OREO, recognizing a charge-off of $92,000 in principal balance.  In addition, a charge-off of $52,000 was recognized upon transfer related to outstanding advances and interest in connections with these loans.

The following table provides information regarding non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated:

	At March 31, 2008	At December 31, 2007
	(Dollars in thousands)
Non-Performing Loans
One- to four-family	$397	$11
Multifamily residential	1,039	2,236
Commercial real estate	1,617	577
Cooperative apartment unit	26	27
Other	11	5
Total non-performing loans	3,090	2,856
OREO	895	-
Total non-performing assets	3,985	2,856
Troubled-debt restructurings	-	-
Total non-performing assets and troubled-debt restructurings	$3,985	$2,856

Impaired loans	$2,656	$2,814
Troubled-debt restructurings included in Impaired loans	-	-
Ratios:
Total non-performing loans to total loans	0.11%	0.10%
Total non-performing loans and troubled-debt restructurings to total loans	0.11	0.10
Total non-performing assets to total assets	0.11	0.08
Total non-performing assets and troubled-debt restructurings to total assets	0.11	0.08

Allowance for Loan Losses

The allowance for loan losses was $15.7 million at March 31, 2008 compared to $15.4 million at December 31, 2007.  During the three months ended March 31, 2008, the Bank recorded a provision of $60,000 to the allowance for loan losses to provide for additional inherent losses in the portfolio.  During the same period, the Bank also recorded net charge-offs of approximately

$144,000, all of which related to two loans transferred to OREO, and reclassified $362,000 of its reserves related to loan origination commitments back to its allowance for loan losses due to a reduction in commitments on new loans during the three months ended March 31, 2008.   (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Loan Losses" for a further discussion).

Through March 31, 2008, the metropolitan NYC multifamily and commercial real estate markets remained relatively stable despite the difficulties experienced nationally in the real estate market.  Management's quarterly evaluation of the loan loss reserves takes into account not only performance of the current loan portfolio, but also general credit conditions and volume of new business, in determining the timing and amount of any future loan loss provisions.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Assets.  Assets totaled $3.64 billion at March 31, 2008, an increase of $139.1 million from total assets of $3.50 billion at December 31, 2007.

Real estate loans increased $56.6 million during the three months ended March 31, 2008, due primarily to originations of $163.2 million during the period (as refinance activity associated with loans originated in 2003 and 2004 increased during the three months ended March 31, 2008), that were partially offset by amortization of $99.6 million and sales of $7.0 million.

MBS available-for-sale increased $92.4 million during the three months ended March 31, 2008, as purchases of $100.9 million and an increase in fair value of $1.5 million were partially offset by paydowns of $9.8 million.

Cash and due from banks increased $21.7 million as a result of growth in deposits and escrow and other deposit balances during the period, a portion of which was retained in cash and due from banks at March 31, 2008.

Partially offsetting these asset increases was a decline of $36.5 million in federal funds sold and other short-term investments, as these funds were utilized to fund real estate loan originations.

Liabilities.  During the three months ended March 31, 2008, total liabilities increased $138.0 million, reflecting increases of $75.0 million in REPOs, $10.0 million in FHLBNY advances, $32.1 million in escrow and other deposits and $13.6 million in retail branch and Internet banking deposits during the period.  The increase in escrow and other deposits during the three months ended March 31, 2008 resulted from the accumulation of 2008 tax and insurance escrow balances during the period not held by the Bank at December 31, 2007.  (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of increases in REPOs, FHLBNY advances and deposits during the period).

Stockholders' Equity.  Stockholders' equity increased $1.2 million during the three months ended March 31, 2008, due primarily to net income of $6.0 million, amortization of stock benefit plans of $636,000 and $180,000 of proceeds received for shares issued related to stock option exercises, all of which were partially offset by dividend payments of $4.5 million, treasury stock repurchases of $654,000, and an increase of $407,000 in the accumulated other comprehensive loss component of stockholders' equity.  The majority of the increase in other comprehensive loss related to a decline in the market value of available for sale investment securities and MBS.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

General.  Net income was $6.0 million during the three months ended March 31, 2008, an increase of $140,000 from net income of $5.8 million during the three months ended March 31, 2007.  During the comparative period, net interest income increased $1.3 million, non-interest income declined 323,000 and non-interest expense increased $1.0 million, resulting in a net decline in pre-tax net income of $10,000.  Income tax expense decreased $150,000 during the comparative period, primarily as a result of adjustments to tax returns for the tax year ended June 30, 2007 that were completed during the three months ended March 31, 2008.

Net Interest Income.  The discussion of net interest income for the three months ended March 31, 2008 and 2007 presented below should be read in conjunction with the following tables, which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)

	Three Months Ended March 31,
		2008			2007
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	2,894,264	$43,066	5.95%	$2,706,863	$40,250	5.95%
Other loans	1,817	44	9.69	1,895	45	9.50
Mortgage-backed securities	192,772	2,216	4.60	154,655	1,512	3.91
Investment securities	35,655	708	7.94	30,062	442	5.88
Federal funds sold and other short-term investments	195,616	2,196	4.49	175,683	2,469	5.62
Total interest-earning assets	3,320,124	$48,230	5.81%	3,069,158	$44,718	5.83%
Non-interest earning assets	192,600			145,164
Total assets	3,512,724			$3,214,322

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	63,834	$410	2.58%	$36,080	$120	1.35%
Money Market accounts	670,662	5,956	3.56	567,020	5,123	3.66
Savings accounts	271,839	367	0.54	295,950	425	0.58
Certificates of deposit	1,057,803	11,235	4.26	1,089,761	12,493	4.65
Borrowed Funds	995,888	11,031	4.44	752,622	8,671	4.67
Total interest-bearing liabilities	3,060,026	$28,999	3.80%	2,741,433	$26,832	3.97%
Non-interest bearing checking accounts	88,893			94,680
Other non-interest-bearing liabilities	95,293			91,798
Total liabilities	3,244,212			2,927,911
Stockholders' equity	268,512			286,411
Total liabilities and stockholders' equity	3,512,724			$3,214,322
Net interest income		$19,231			$17,886
Net interest spread			2.01%			1.86%
Net interest-earning assets	$260,098			$327,725
Net interest margin			2.32%			2.33%
Ratio of interest-earning assets to interest-bearing liabilities			108.50%			111.95%

Rate/Volume Analysis (Unaudited)

	Three Months Ended March 31, 2008 Compared to
	Three Months Ended March 31, 2007 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$2,801	$15	$2,816
Other loans	(1)	-	(1)
Mortgage-backed securities	405	299	704
Investment securities	97	169	266
Federal funds sold and other short-term investments	252	(525)	(273)
Total	$3,554	($42)	$3,512

Interest-bearing liabilities:
Interest bearing checking accounts	$136	$154	$290
Money market accounts	$961	($128)	$833
Savings accounts	(32)	(26)	(58)
Certificates of deposit	(284)	(974)	(1,258)
Borrowed funds	2,813	(453)	2,360
Total	$3,594	($1,427)	$2,167
Net change in net interest income	($40)	$1,385	$1,345

During the three months ended March 31, 2008, monetary policies implemented by the Federal Open Market Committee ("FOMC") resulted in a 200 basis point reduction of the overnight federal funds rate from 4.25% to 2.25%.  This reduction far exceeded the decline in medium- and long-term interest rates offered throughout the financial markets, thus creating a steeper market interest rate yield curve during the period.  This trend favorably impacted the Company's net interest income and net interest margin during the three months ended March 31, 2008.  The slight decline in the net interest margin from 2.33% during the three months ended March 31, 2007 to 2.32% during the three months ended March 31, 2008 resulted solely from a decline of $271,000 in prepayment and late charge income during the comparative period, as prepayment fee income declined on real estate loans that approached their contractual repricing dates.

Interest Income.  Interest income was $48.2 million during the three months ended March 31, 2008, an increase of $3.5 million from $44.7 million during the three months ended March 31, 2007.  This resulted primarily from increases in interest income of $2.8 million and $704,000 on real estate loans and MBS, respectively.

The increase in interest income on real estate loans resulted from growth in their average balance of $187.4 million during the three months ended March 31, 2008 compared to the three months ended March 31, 2007, reflecting originations of $614.4 million between April 2007 and March 2008, which were partially offset by principal repayments of $352.7 million and loan sales of $64.4 million during the same period.

The increase in interest income on MBS resulted from an increase of $38.1 million in their average balance coupled with an increase of 69 basis points in their average yield during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  The increase in average balance resulted from $138.8 million of MBS purchases during the period April 2007 through March 2008, that were partially offset by $35.2 million in principal repayments during the same period.  The increase in average yield on MBS reflected the steeper yield curve during the three months ended March 31, 2008, as increases in yields on these securities that resulted from tightening of monetary policy by the FOMC during 2006 and 2007 were not adversely impacted by the reduction in short-term interest rates that resulted from the monetary policy of the FOMC during the three months ended March 31, 2008.

Interest Expense.  Interest expense increased $2.2 million, to $29.0 million, during the three months ended March 31, 2008, from $26.8 million during the three months ended March 31, 2007.  The growth resulted primarily from increased interest expense of $2.4 million related to borrowed funds and $833,000 related to money market accounts, that was partially offset by a decline of $1.3 million in interest expense on CDs.

The increase in interest expense on money market accounts was due to an increase of $103.6 million in average balance during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  The Bank grew its balance of money markets during the period April 2007 to September 2007 through successful promotional activities.  In addition, during the three months ended March 31, 2008, the Bank's offering rates on money market accounts lagged the decline in short-term interest rates in the financial markets.  As a result, the Bank retained a large portion of its money market balances during this period, contributing to their increased average balance during the period compared to the three months ended March 31, 2007.

The increase in interest expense on borrowed funds resulted from $243.3 million growth in their average balance during the three months ended March 31, 2008 compared to the three months ended March 31, 2007, as the Company added $319.8 million of REPOs and FHLBNY advances from March 31, 2007 to March 31, 2008 in order to fund operational requirements and help maintain pricing discipline on deposits.

The decline in interest expense on CDs resulted from both decreases of $32.0 million in their average balance and 39 basis points in their average cost during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  The decline in average cost during the period reflected lower offering rates during the three months ended March 31, 2008, as pricing of CDs is influenced by short-term market interest rates, which declined by 200 basis points during the three months ended March 31, 2008.  Although this resulted in the Bank lowering rates on its CDs during the three months ended March 31, 2008, it did not lower them in the same magnitude as the decline in short-term interest rates in the financial marketplace.  The decline in average balance of CDs reflected deposit pricing strategies implemented by the Bank during the three months ended March 2008 aimed at growing money market and interest bearing checking accounts, and de-emphasizing growth in CDs.

Provision for Loan Losses.  The provision for loan losses was $60,000 during the three months ended both March 31, 2008 and March 31, 2007, as the Bank provided for additional inherent losses in the portfolio.

Non-Interest Income.  Non-interest income, excluding gains or losses on the sale of assets, decreased $166,000, from $2.2 million during the three months ended March 31, 2007 to $2.1 million during the three months ended March 31, 2008.  This decrease resulted primarily from a reduction in fees associated with loan applications, as applications for new loans were lower during the three months ended March 31, 2008 than the three months ended March 31, 2007.

The Company sold loans to the FNMA totaling $7.0 million and $20.2 million during the three months ended March 31, 2008 and 2007, respectively.  The gains recorded on these sales were $87,000 and $244,000 during the three months ended March 31, 2008 and 2007, respectively.  All of the loans sold during both of these periods were designated for sale upon origination.

Non-Interest Expense.  Non-interest expense was $12.3 million during the three months ended March 31, 2008, an increase of $1.0 million from the three months ended March 31, 2007.

Salaries and employee benefits increased $484,000 during the comparative period as a result of regular increases to existing employee compensation levels, a portion of which related to a management position added in the Bank's lending department and new management positions added for the two retail branches scheduled to open in 2008.  Stock benefit plan amortization expense increased $300,000, primarily as a result of stock option and restricted stock awards granted on May 1, 2007 to outside directors and certain officers of the Company, for which no expense was recognized during the three months ended March 31, 2007.

Other non-interest expenses increased $217,000 primarily as a result of additional legal fees related to various consultation matters.

Non-interest expense was 1.40% of average assets during the three months ended both March 31, 2008 and 2007.

Income Tax Expense.  Income tax expense decreased $150,000 during the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007, due primarily to a reduction in income tax expense of $279,000 associated with adjustments related to completion of the June 30, 2007 tax returns.

Outlook for the Remainder of 2008

Please refer to the section entitled "Outlook" in Exhibit 99 to the Current Report on Form 8-K furnished to the SEC on April 22, 2008 for a discussion of the Company's outlook for financial reporting periods subsequent to March 31, 2008.

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2007 in Item 7A of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 18, 2008.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At March 31, 2008, the Company owned no trading assets, nor did it conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2007 to March 31, 2008.

Interest Sensitivity Gap.  There was no material change in the computed one-year interest sensitivity gap from December 31, 2007 to March 31, 2008.

Interest Rate Risk Exposure (Net Portfolio Value) Compliance.  At March 31, 2008, the Bank continued to monitor the impact of interest rate volatility upon net interest income and net portfolio value ("NPV") in the same manner as at December 31, 2007.  There were no changes in the Board-approved limits of acceptable variance in the effect of interest rate fluctuations upon net interest income and NPV at March 31, 2008 compared to December 31, 2007.

The analysis that follows presents the estimated NPV resulting from market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under four other interest rate scenarios (each a "Rate Shock Scenario") represented by immediate, permanent, parallel shifts in interest rates from those observed at March 31, 2008 and December 31, 2007.  The analysis additionally presents a measurement of the interest rate sensitivity at March 31, 2008 and December 31, 2007.  Interest rate sensitivity is measured by the basis point changes in the various NPV ratios ("NPV Ratios") from the Pre-Shock Scenario to the Rate Shock Scenarios.  An increase in the NPV Ratio is considered favorable, while a decline is considered unfavorable.

	At March 31, 2008
	Net Portfolio Value					At December 31, 2007
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Basis Point Change in NPV Ratio	NPV Dollar Amount	NPV Ratio	Basis Point Change in NPV Ratio	Board Approved NPV Ratio Limit
Rate Shock Scenario
+ 200 Basis Points	$275,541	(70,817)	-20.45%	7.80%	(167)	$263,704	7.79%	(211)	6.0%
+ 100 Basis Points	316,337	(30,021)	-8.67	8.79	(68)	310,161	9.00	(90)	7.0
Pre-Shock Scenario	346,358	-	-	9.47	-	346,924	9.90	-	8.0
- 100 Basis Points	356,219	9,861	2.85	9.62	15	364,169	10.25	35	8.0
- 200 Basis Points	348,686	2,328	0.67	9.32	(15)	363,913	10.14	24	8.0

The NPVs presented above incorporate some asset and liability values derived from the Bank’s valuation model, such as those for mortgage loans and time deposits, and some asset and liability values that are provided by reputable independent sources, such as values for the Bank's MBS and collateralized mortgage obligation portfolios, as well as its putable borrowings.  The Bank's valuation model makes various estimates regarding cash flows from principal repayments on loans and passbook deposit balance decay rates at each level of interest rate change.  The Bank's estimates for loan repayment levels are influenced by the recent history of prepayment activity in its loan portfolio as well as the interest-rate composition of the existing portfolio, especially vis-à-vis the current interest rate environment.  In addition, the Bank considers the amount of fee protection inherent in the loan portfolio when estimating future repayment cash flows.  Regarding passbook deposit decay rates, the Bank tracks and analyzes the decay rate of its passbook deposits over time and over various interest rate scenarios and then makes estimates of its passbook deposit decay rate for use in the valuation model.  No matter the care and precision with which the estimates are derived, actual cash flows for passbooks, as well as loans, could differ significantly from the Bank's estimates, resulting in significantly different NPV calculations.

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

The Pre-Shock Scenario NPV declined from $346.9 million at December 31, 2007 to $346.4 million at March 31, 2008.  The NPV Ratio at March 31, 2008 was 9.47% in the Pre-Shock Scenario, a decrease from the NPV Ratio of 9.90% in that Scenario at December 31, 2007.  The decrease in the Pre-Shock Scenario NPV was due primarily to an increase in the valuation of borrowings (which negatively impact NPV) that resulted from both increased volume and from declines in short and medium-term term interest rates at March 31, 2008 compared to December 31, 2007.  This was partially offset by an increase in the valuation of real estate loans during the same period, resulting primarily from the advance of the loans to their contractual interest rate repricing dates (thus favorably impacting their valuation).

The Bank’s +200 basis point Rate Shock Scenario NPV increased from $263.7 million at December 31, 2007 to $275.5 million at March 31, 2008.  The increase resulted primarily from a more favorable valuation of borrowings in the +200 basis point Rate Shock Scenario NPV compared to the Pre-Shock Scenario NPV at March 31, 2008 compared to December 31, 2008.  This favorable valuation resulted from an increase in the average contractual term to next interest rate repricing on the Bank's borrowings as a result of borrowings added during the three months ended March 31, 2008, as well as interest rate caps purchased with a portion of the borrowings added during the period that provide protection in the event that interest rates rise.

The NPV Ratio was 7.80% in the +200 basis point Rate Shock Scenario at March 31, 2008, an increase from the NPV Ratio of 7.79% in the +200 basis point Rate Shock Scenario at December 31, 2007.  The increase reflected the aforementioned increase in the +200 basis point Rate Shock Scenario NPV during the comparative period.

At March 31, 2008, the "sensitivity change" (i.e the basis point change in the NPV Ratio calculated under the various Rate Shock Scenarios compared to the Pre-Shock Scenario) in the +200 basis point Rate Shock Scenario NPV Ratio was 167 basis points, compared to a sensitivity change of 211 basis points in the +200 basis point Rate Shock Scenario NPV Ratio at December 31, 2007.  The reduction in sensitivity was due primarily to the aforementioned favorable valuation of borrowings in the +200 basis point Rate Shock Scenario NPV compared to the Pre-Shock Scenario NPV at March 31, 2008 compared to December 31, 2008.

Item 4.  Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2008, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2008 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 1A.   Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2007.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the three months ended March 31, 2008, the Holding Company purchased 51,000 shares of its common stock into treasury. A summary of the shares repurchased by month is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Programs
January 2008	51,000	$12.82	51,000	1,124,549
February 2008	-	-	-	1,124,549
March 2008	-	-	-	1,124,549

All repurchases in the above table were made under either the Company's Twelfth Stock Repurchase Program, which was approved by the Holding Company's Board of Directors and publicly announced on June 21, 2007.  No existing repurchase programs expired during the three months ended March 31, 2008, nor did the Company terminate any repurchase programs prior to expiration during the quarter.

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
10.19
Option Conversion Certificates between Dime Community Bancshares, Inc. and each of Messrs. Russo, Segrete, Calamari, Latawiec, O'Gorman, and
   Ms. Swaya pursuant to Section 1.6(b) of the Agreement and Plan of Merger, dated as of July 18, 1998 by and between Dime Community Bancshares, Inc.
   and Financial Bancorp, Inc. (7)

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (8)

10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (11)
10.22	Waiver executed by Vincent F. Palagiano (13)
10.23	Waiver executed by Michael P. Devine (13)
10.24	Waiver executed by Kenneth J. Mahon (13)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (12)
10.26	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh , Dime Community Bancshares, Inc. and Christopher D. Maher (14)
10.27	Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (12)
10.28	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Daniel Harris
21	Subsidiaries of the Registrant
31(i).1	Certification of Chief Executive Officer Pursuant to Rule .13a-14(a)/15d-14(a)
31(i).2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

(1)	Incorporated by reference to the registrant's Transition Report on Form 10-K for the transition period ended December 31, 2002 filed on March 28, 2003.
(2)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 9, 2007.
(3)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 filed on September 28, 1998.
(4)	Incorporated by reference to the registrant's Current Report on Form 8-K dated April 9, 1998 and filed on April 16, 1998.
(5)	Incorporated by reference to Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed on September 26, 1997.
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

Dime Community Bancshares, Inc.

Dated: May 12, 2008	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: May 12, 2008	By: /s/ KENNETH J. MAHON
Kenneth J. Mahon
First Executive Vice President and Chief Financial Officer (Principal Accounting Officer)