Form 10-Q
period 2008-06-30
DIME COMMUNITY BANCSHARES INC
filed 2008-08-08
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
OR

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

LARGE ACCELERATED FILER ___	ACCELERATED FILER X	NON -ACCELERATED FILER ___	SMALLER REPORTING COMPANY ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES                                       NO            X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at August 7, 2008
$.01 Par Value	34,178,650

	PART I - FINANCIAL INFORMATION
		Page
Item 1.	Condensed Financial Statements (Unaudited)
	Consolidated Statements of Financial Condition at June 30, 2008 and December 31, 2007	3
	Consolidated Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007	4
	Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 2008 and 2007 and Consolidated Statements of Comprehensive Income for the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007	5
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007	6
	Notes to Consolidated Financial Statements	7-17
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17-33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34-35
Item 4.	Controls and Procedures	35

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 5.	Other Information	36
Item 6.	Exhibits	36-38
	Signatures	39

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

Item 1.  Condensed Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)
	June 30, 2008 (Unaudited)	December 31, 2007
ASSETS:
Cash and due from banks	$22,872	$101,708
Federal funds sold and other short-term investments	17,327	128,014
Encumbered investment securities held-to-maturity (estimated fair value of $80 at December 31, 2007)	-	80
Investment securities available-for-sale, at fair value (fully unencumbered)	33,480	34,095
Mortgage-backed securities available-for-sale, at fair value:
Encumbered	277,921	160,821
Unencumbered	41,595	1,943
Total mortgage backed securities available-for-sale	319,516	162,764
Loans:
Real estate, net	3,129,132	2,873,966
Other loans	3,531	2,169
Less allowance for loan losses	(15,386)	(15,387)
Total loans, net	3,117,277	2,860,748
Loans held for sale	2,140	890
Premises and fixed assets, net	26,055	23,878
Federal Home Loan Bank of New York ("FHLBNY") capital stock	50,510	39,029
Goodwill	55,638	55,638
Other assets	97,189	94,331
Total Assets	$3,742,004	$3,501,175
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$1,989,289	$2,091,600
Non-interest bearing deposits	91,603	88,398
Total deposits	2,080,892	2,179,998
Escrow and other deposits	69,832	52,209
Securities sold under agreements to repurchase	265,000	155,080
FHLBNY advances	919,675	706,500
Subordinated notes payable	25,000	25,000
Trust Preferred securities payable	72,165	72,165
Other liabilities	35,188	41,371
Total Liabilities	3,467,752	3,232,323
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at June 30, 2008 and December 31, 2007)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 51,121,069 shares and 50,906,278 shares issued at June 30, 2008 and December 31, 2007, respectively, and 34,085,693 shares and 33,909,902 shares outstanding at June 30, 2008 and December 31, 2007, respectively)	511	509
Additional paid-in capital	212,359	208,369
Retained earnings	293,371	288,112
Accumulated other comprehensive loss, net of deferred taxes	(7,660)	(4,278)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(4,048)	(4,164)
Unearned restricted stock awards	(648)	(634)
Common stock held by Benefit Maintenance Plan ("BMP")	(8,007)	(7,941)
Treasury stock, at cost (17,035,376 shares and 16,996,376 shares at June 30, 2008 and December 31, 2007, respectively)	(211,626)	(211,121)
Total Stockholders' Equity	274,252	268,852
Total Liabilities And Stockholders' Equity	$3,742,004	$3,501,175

See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income:
Loans secured by real estate	$44,147	$40,697	$87,213	$80,947
Other loans	41	42	85	87
Mortgage-backed securities	3,370	1,435	5,586	2,947
Investment securities	364	377	1,072	819
Federal funds sold and other short-term investments	1,346	2,793	3,542	5,262
Total interest income	49,268	45,344	97,498	90,062

Interest expense:
Deposits and escrow	14,452	19,576	32,420	37,737
Borrowed funds	11,706	8,099	22,737	16,770
Total interest expense	26,158	27,675	55,157	54,507
Net interest income	23,110	17,669	42,341	35,555
Provision for credit losses	310	60	370	120
Net interest income after provision for credit losses	22,800	17,609	41,971	35,435

Non-interest income:
Service charges and other fees	1,140	1,090	2,189	2,257
Net mortgage banking income	30	415	316	847
Net loss on sales other real estate owned and other assets	(129)	-	(129)	-
Income from bank owned life insurance	495	491	987	976
Other	324	391	664	797
Total non-interest income	1,860	2,387	4,027	4,877

Non-interest expense:
Salaries and employee benefits	6,010	5,472	12,411	11,389
Stock benefit plan amortization expense	879	726	1,711	1,259
Occupancy and equipment	1,764	1,512	3,335	3,007
Federal deposit insurance premiums	173	63	237	125
Data processing costs	778	853	1,556	1,678
Other	2,654	2,573	5,288	4,989
Total non-interest expense	12,258	11,199	24,538	22,447

Income before income taxes	12,402	8,797	21,460	17,865
Income tax expense	3,977	3,152	7,078	6,403
Net income	$8,425	$5,645	$14,382	$11,462

Earnings per Share:
Basic	$0.26	$0.17	$0.44	$0.33
Diluted	$0.26	$0.17	$0.44	$0.33

See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands)
	Six Months Ended June 30,
	2008	2007
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Common Stock (Par Value $0.01):
Balance at beginning of period	$509	$509
Shares issued in exercise of options	2	-
Balance at end of period	511	509
Additional Paid-in Capital:
Balance at beginning of period	208,369	206,601
Stock options exercised	2,451	15
Tax benefit of stock plans	473	154
Amortization of excess fair value over cost – ESOP stock and stock options expense	997	570
Release from treasury stock for restricted stock award shares	69	15
Balance at end of period	212,359	207,355
Retained Earnings:
Balance at beginning of period	288,112	285,420
Net income for the period	14,382	11,462
Cash dividends declared and paid	(9,100)	(9,720)
Cumulative effect adjustment for the adoption of the transition requirements of Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158")	(23)	-
Cumulative effect adjustment for the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"	-	(1,704)
Balance at end of period	293,371	285,458
Accumulated Other Comprehensive Income:
Balance at beginning of period	(4,278)	(7,100)
Cumulative effect adjustment for the adoption of the transition requirements of SFAS 158	(64)	-
Change in other comprehensive (loss) income during the period, net of deferred taxes	(3,318)	46
Balance at end of period	(7,660)	(7,054)
ESOP:
Balance at beginning of period	(4,164)	(4,395)
Amortization of earned portion of ESOP stock	116	115
Balance at end of period	(4,048)	(4,280)
Unearned restricted stock awards and unallocated common stock of Recognition and Retention Plan ("RRP"):
Balance at beginning of period	(634)	(3,452)
Amortization of earned portion of restricted stock awards	204	159
Release from treasury stock for restricted stock award shares	(218)	(165)
Balance at end of period	(648)	(3,458)
Treasury Stock:
Balance at beginning of period	(211,121)	(179,011)
Purchase of treasury shares, at cost	(654)	(16,531)
Release from treasury stock for restricted stock award shares	149	150
Balance at end of period	(211,626)	(195,392)
Common Stock Held by BMP
Balance at beginning of period	(7,941)	(7,941)
Common stock acquired	(66)	-
Balance at end of period	(8,007)	(7,941)
Total Stockholders' Equity	274,252	275,197

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Statements of Comprehensive Income	2008	2007	2008	2007
Net Income	$8,425	$5,645	$14,382	$11,462
Net unrealized securities (losses) gains arising during the period, net of (taxes) benefit of $2,536 and $451 during the three months ended June 30, 2008 and 2007, respectively, and $2,828 and $(39) during the six months ended June 30, 2008 and 2007, respectively	(2,975)	(529)	(3,318)	46
Comprehensive income	$5,450	$5,116	$11,064	$11,508
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$14,382	$11,462
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss on sale of other real estate owned and other assets	129	-
Net gain on sale of loans held for sale	(219)	(467)
Net depreciation and amortization (accretion)	763	810
ESOP compensation expense	638	104
Stock plan compensation (excluding ESOP)	679	740
Provision for credit losses	370	120
Charge to net mortgage banking income - provision to increase the liability for loans sold with recourse	300	-
Increase in cash surrender value of Bank Owned Life Insurance	(987)	(976)
Deferred income tax credit	(691)	(399)
Excess tax benefits of stock plans	(473)	(153)
Changes in assets and liabilities:
Origination of loans held for sale	(23,108)	(35,611)
Proceeds from sale of loans held for sale	22,077	37,028

Decrease (Increase) in other assets	1,996	(1,741)
(Decrease) Increase in other liabilities	(6,642)	3,316
Net cash provided by operating activities	9,214	14,233
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in federal funds sold and other short term investments	110,687	(15,897)
Proceeds from maturities of investment securities held to maturity	80	75
Proceeds from maturities of investment securities available-for-sale	1,000	1,000
Proceeds from calls and redemptions of investment securities available-for-sale	601	4,493
Purchases of investment securities available-for-sale	(4,428)	(1,215)
Principal collected on mortgage backed securities available-for-sale	24,693	16,824
Purchases of mortgage backed securities available-for-sale	(183,849)	-
Net increase in loans	(257,794)	(58,004)
Purchases of fixed assets, net	(3,044)	(1,360)
Proceeds from the sale of other real estate owned	767	-
(Purchase) Redemption of FHLBNY capital stock	(11,481)	4,866
Net cash used in investing activities	(322,768)	(49,218)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in due to depositors	(99,106)	187,204
Net increase in escrow and other deposits	17,623	10,280
Increase (Decrease) in securities sold under agreements to repurchase	109,920	(75)
Increase (Decrease) in FHLBNY advances	213,175	(110,000)
Cash dividends paid	(9,100)	(9,720)
Exercise of stock options	2,453	15
Excess tax benefits of stock plans	473	153
Acquisition of common stock by BMP	(66)	-
Purchase of treasury stock	(654)	(16,531)
Net cash provided by financing activities	234,718	61,326
(DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(78,836)	26,341
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	101,708	26,264
CASH AND DUE FROM BANKS, END OF PERIOD	$22,872	$52,605
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$12,263	$5,704
Cash paid for interest	54,572	54,799
Loans transferred to other real estate owned	895	-
(Increase) Decrease in accumulated other comprehensive loss	(3,382)	46

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

2.   SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of June 30, 2008, and the results of operations and statements of comprehensive income, changes in stockholders' equity and cash flows for the three month and six month periods ended June 30, 2008 and 2007.  The results of operations for the three-month and six-months periods ended June 30, 2008 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2008.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the U. S. Securities and Exchange Commission ("SEC").

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

3.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB finalized Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." ("FSP EITF 03-6-1").  FSP EITF 03-6-1 affects entities that accrue cash dividends on share-based payment awards during the service period when the dividends need not be returned if the employees forfeit the awards.  Under FSP EITF 03-6-1, all share-based payment awards that accrue cash dividends (whether paid or unpaid) any time the common shareholders receive dividends are considered participating securities if the dividends need not be returned to the entity if the employee forfeits the award. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share under SFAS 128 "Earnings Per Share."  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  FSP EITF 03-6-1 requires an entity to retroactively adjust all prior-period earnings per share computations to reflect its provisions.  Early adoption of the FSP EITF 03-6-1 is not permitted.  Adoption of FSP EITF 03-6-1 is not expected to have a material impact upon the Company's consolidated financial condition or results of operations.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162").  SFAS 162 categorizes the hierarchy of GAAP sources applicable to non-governmental entities as follows: (a) FASB Statements of Financial Accounting Standards, FASB Interpretations, SFAS No. 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants ("AICPA") Accounting Research Bulletins and Accounting Principles Board Opinions not superseded by the

FASB; (b) FASB Technical Bulletins, AICPA Industry Audit and Accounting Guides and AICPA Statements of Position that have been cleared for issuance by the FASB; (c) Accounting Standards Executive Committee Practice Bulletins that have been cleared for issuance by the FASB, consensus positions of the Emerging Issues Task Force ("EITF"), and Appendix D Topics discussed by the EITF; and (d) Implementation Guides (Questions and Answers) published by the FASB Staff, AICPA Accounting Interpretations, AICPA Industry Accounting and Auditing Guides and AICPA Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the applicable industry.  Under SFAS 162, an entity may not represent that its financial statements are presented in accordance with generally accepted accounting principles if the principles used depart from the GAAP hierarchy and such departure had a material effect on the financial statements.  SFAS 162 will become effective 60 days following approval by the SEC of amendments made by the Public Company Accounting Oversight Board to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles," which remove the detailed description of GAAP and replace it with an instruction to refer to SEC requirements to identify the accounting principles applicable to the particular company under audit.  Any effect of applying SFAS 162 should be reported as a change in accounting principle.  Adoption of SFAS 162 is not expected to have a material impact upon the Company's consolidated financial condition or results of operations.

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

In February 2008, the FASB issued Staff Position FAS 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions" ("FSP 140-3").  FSP 140-3 provides guidance on accounting for a transfer of a financial asset and repurchase financing. FSP 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), however, if certain criteria are satisfied, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS 140. Under FSP 140-3, a transferor and transferee shall not separately account for a transfer of a financial asset and a related repurchase financing unless; (i) the two transactions have a valid and distinct business or economic purpose for being entered into separately; and (ii) the repurchase financing does not result in the initial transferor regaining control over the financial asset.  FSP 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, of the adoption of FSP 140-3 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements governing the manner in which  an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquiree, and goodwill acquired. SFAS 141R also establishes disclosure requirements intended to enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations occurring during a fiscal year beginning after December 15, 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of FAS 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51" ("SFAS 160").  SFAS 160 requires that, for purposes of accounting and reporting, minority interests be re-characterized as non-controlling interests and classified as a component of equity.  SFAS 160 also requires financial reporting disclosures that clearly identify and distinguish between the interests of the parent and the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements other than not-for-profit organizations, however, will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  Adoption of SFAS 160 is not expected to have a material impact upon the Company's consolidated financial condition or results of operations.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" ("SAB 109").  SAB 109 provides guidance on accounting for loan commitments recorded at fair value under GAAP. SAB 109 supersedes SAB No. 105, "Application of Accounting Principles to Loan Commitments."  SAB 109 requires that the expected net future cash flows related to the associated servicing of a loan be included in the measurement of all written loan commitments that are accounted for at fair value. The provisions of SAB 109 are applicable on a prospective basis to written loan commitments recorded at fair value that are issued or modified in fiscal quarters beginning after December 15, 2007.  The Company adopted SAB 109 on January 1, 2008.  Adoption of SAB 109 did not have a material impact on the Company's consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159").  SFAS 159 permits companies to measure many financial instruments and certain other items at fair value.  SFAS 159 seeks to improve the overall quality of financial reporting by providing companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without requiring the application of complex hedge accounting provisions.  The Company adopted SFAS 159 on January 1, 2008.  The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial condition or results of operations, as the Company did not elect to apply the fair value method of accounting to any of its assets or liabilities.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defined fair value, established a framework for measuring fair value under GAAP, and expanded disclosures about fair value measurements.  Other current accounting pronouncements that require or permit fair value measurements require application of SFAS 157.  SFAS 157 does not require any new fair value measurements, however, changes the definition of, and methods used to measure, fair value.  SFAS 157 emphasizes fair value as a market-based, not entity-specific, measurement. Under SFAS 157, a fair value measurement should be based on the assumptions that market participants would use in pricing the asset or liability.  SFAS 157 further establishes a fair value hierarchy that distinguishes between (i) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs), and (ii) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. SFAS 157 also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.  The Company adopted SFAS 157 on January 1, 2008.  Disclosures required as a result of the adoption of SFAS 157 are included in Note 9.

In February 2008, the FASB issued Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157, Fair Value Measurements" ("FSP 157-2").  FSP 157-2 delays the effective date of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.

4.   TREASURY STOCK

During the six months ended June 30, 2008, the Holding Company repurchased 51,000 shares of its common stock into treasury.  All shares repurchased were recorded at the acquisition cost, which totaled $654,000 during the period.

On May 30, 2008, 12,000 shares of the Company's common stock were released from treasury in order to fulfill benefit obligations under the 2004 Stock Incentive Plan.  The closing price of the Company's common stock on that date was $18.18.  The shares were released utilizing the average historical cost method.

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

Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period (weighted-average common shares are adjusted to exclude unvested restricted stock award shares and unallocated ESOP shares).  Diluted EPS is computed using the same method as basic EPS, however, the computation reflects the potential dilution that would occur if unvested RRP shares or restricted stock awards became vested and outstanding in-the-money stock options were exercised and converted into common stock.

The following is a reconciliation of the numerators and denominators of basic EPS and diluted EPS for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Numerator:
Net Income per the Consolidated Statements of Operations	$8,425	$5,645	$14,382	$11,462
Denominator:
Weighted-average number of shares outstanding utilized in the calculation of basic EPS	32,597,287	34,974,871	32,530,710	34,222,639

Unvested shares of RRP or Restricted Stock Awards	46,659	66,156	55,476	67,034
Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options	470,273	108,758	320,877	111,216
Anti-dilutive effect of tax benefits associated with "in-the-money" stock options	(178,934)	(25,898)	(133,432)	(27,369)
Weighted average number of shares outstanding utilized in the calculation of diluted EPS	32,935,285	34,123,887	32,773,631	34,373,520

Common stock equivalents resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the Company's common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 693,440 and 2,056,740 weighted-average stock options outstanding for the three-month periods ended June 30, 2008 and 2007, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.  There were 753,936 and 2,056,740 weighted-average stock options outstanding for the six-month periods ended June 30, 2008 and 2007, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

7.   ACCOUNTING FOR STOCK BASED COMPENSATION

During the three-month and six-month periods ended June 30, 2008 and 2007, the Holding Company and Bank maintained the Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees, the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees and the 2004 Stock Incentive Plan (collectively the "Stock Plans"), which are discussed more fully in Note 15 to the Company's consolidated audited financial statements for the year ended December 31, 2007, and which are subject to the accounting requirements of SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123R").  In addition, the Bank maintained the RRP prior to its liquidation on September 14, 2007, which was also subject to the accounting requirements of SFAS 123R.  SFAS 123R requires that share based payments be accounted for using a fair value based method and the recording of compensation expense in lieu of optional pro forma disclosure.

Stock Option Awards

Combined activity related to stock options granted under the Stock Plans during the periods presented was as follows:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in Thousands, Except per Share Amounts)
Options outstanding – beginning of period	3,186,559	2,205,594	3,165,997	2,250,747
Options granted	90,000	996,500	124,425	996,500
Weighted average exercise price of grants	$18.18	$13.74	$17.28	$13.74
Options exercised	214,811	2,125	228,674	47,278
Weighted average exercise price of exercised options	$11.84	$12.10	$11.91	$4.17
Options forfeited	2,250	18,561	2,250	18,561
Weighted average exercise price of forfeited options	$19.90	$19.49	$19.90	$19.49
Options outstanding – end of period	3,059,498	3,181,408	3,059,498	3,181,408
Weighted average exercise price of outstanding options at the end of period	$14.94	$14.63	$14.94	$14.63
Remaining options available for grant	1,284,800	112,826	1,284,800	112,826
Exercisable options at end of period	2,255,198	2,184,908	2,255,198	2,184,908
Weighted average exercise price of exercisable options at the end of period	$15.17	$15.04	$15.17	$15.04
Cash received for option exercise cost	2,272	26	2,453	123
Income tax benefit recognized	443	52	460	52
Compensation expense recognized	236	165	474	165
Remaining unrecognized compensation expense	2,446	3,011	2,446	3,011
Weighted average remaining years for which compensation expense is to be recognized	2.7	3.6	2.7	3.6

The range of exercise prices and weighted-average remaining contractual lives of both options outstanding and options exercisable as of June 30, 2008 were as follows:

	Outstanding Options as of June 30, 2008
Range of Exercise Prices	Amount	Weighted Average Exercise Price	Weighted Average Contractual Years Remaining	Exercisable Options as of June 30, 2008
$4.51 - $5.00	9,465	4.56	1.6	9,465
$10.50 - $11.00	381,476	10.91	3.4	381,476
$13.00-$13.50	530,903	13.16	4.6	530,903
$13.50-$14.00	958,875	13.74	8.8	279,000
$14.50-$15.00	34,425	14.92	9.8	-
$15.00-$15.50	318,492	15.10	6.9	318,492
$16.00-$16.50	76,320	16.45	6.6	76,320
$18.00-$18.50	90,000	18.18	9.9	-
$19.50-$20.00	659,542	19.90	5.6	659,542
Total	3,059,498	$14.94	6.5	2,255,198

The weighted average exercise price and contractual years remaining for exercisable options were $15.17 and 5.6 years, respectively, at June 30, 2008.  The estimated weighted average fair value per option at the date of grant for stock options granted during the three-month and six-month periods ended both June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total options granted	90,000	996,500	124,425	996,500
Estimated fair value on date of grant	$4.81	$3.06	$4.37	$3.06
Pricing methodology utilized	Black- Scholes	Black- Scholes	Black- Scholes	Black- Scholes
Expected life (in years)	6.70	6.2	6.58	6.2
Interest rate	3.60%	4.56%	3.37%	4.56%
Volatility	31.18	28.39	30.85	28.39
Dividend yield	3.08	4.08	3.27	4.08

Other Stock Awards

RRP – As of June 30, 2007, there were 303,137 unallocated shares of the Company's common stock held by the RRP.  During 2007, the Company determined that the shares held by the RRP were no longer eligible for grant.  On September 14, 2007, all of the assets of the RRP were liquidated, and the 303,137 unallocated shares of common stock previously held by the RRP were retired into treasury.  There was no activity related to the RRP during the three months ended June 30, 2007.

Restricted Stock Awards – On March 17, 2005, a grant of 31,804 restricted stock awards was made to certain officers of the Bank under the 2004 Stock Incentive Plan.  Three-fourths of these awards vested to the respective recipients in equal annual installments on May 1, 2006, 2007 and 2008, respectively.  The remaining one-fourth of these awards vests on May 1, 2009.  The fair value of the Holding Company's common stock on March 17, 2005 was $15.44.  On January 3, 2006, a grant of 30,000 restricted stock awards was made to certain officers of the Bank under the 2004 Stock Incentive Plan.  Two-fifths of the awards vested to the respective recipients in equal installments on February 1, 2007 and 2008, respectively.  The remaining three-fifths of the awards vest to the respective recipients in equal installments on February 1, 2009, 2010 and 2011, respectively.  The fair value of the Holding Company's common stock on January 3, 2006 was $14.61 (the opening price on the grant date).  On March 16, 2006, a grant of 18,000 restricted stock awards was made to certain officers of the Bank under the 2004 Stock Incentive Plan.  Two-fifths of the awards vested to the respective recipients in equal installments on May 1, 2007 and 2008, respectively.  The remaining three-fifths of the awards vest to the respective recipients in equal installments on May 1, 2009, 2010 and 2011, respectively.  The fair value of the Holding Company's common stock on March 16, 2006 was $14.48.  On May 1, 2007, a grant of 12,000 restricted stock awards was made to outside Directors of the Bank under the 2004 Stock Incentive Plan.  The awards fully vested to the respective recipients on May 1, 2008.  The fair value of the Holding Company's common stock on May 1, 2007 was $13.74.  On May 30, 2008, a grant of 12,000 restricted stock awards was made to outside Directors of the Bank under the 2004 Stock Incentive Plan.  The awards will fully vest to the respective recipients on May 30, 2009.  The fair value of the Holding Company's common stock on May 30, 2008 was $18.18.

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan during the three-month and six-months periods ended June 30, 2008 and 2007:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Unvested allocated shares – beginning of period	60,304	65,855	66,304	71,855
Shares granted	12,000	12,000	12,000	12,000
Shares vested	23,551	11,551	29,551	17,551
Unvested allocated shares – end of period	48,753	66,304	48,753	66,304
Unallocated shares - end of period	-	-	-	-
Compensation recorded to expense	$98	$93	$204	$159
Income tax benefit recognized	15	101	13	101

8.   INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following table summarizes the gross unrealized losses and fair value of investment securities and MBS available-for-sale as of June 30, 2008, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Total		12 or More Consecutive Months of Unrealized Losses		Less than 12 Consecutive Months of Unrealized Losses
			(Dollars in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal securities	$6,494	$108	$-	$-	$6,494	$108
Corporate obligations	16,867	3,172	-	-	16,867	3,172
Equity securities	4,552	1,249	2,778	958	1,774	291
FHLMC pass-through certificates	122,117	1,658	-	-	122,117	1,658
FNMA pass-through certificates	54,617	1,055	-	-	54,617	1,055
GSE sponsored Collateralized Mortgage Obligations ("CMOs")	92,096	1,319	64,014	1,080	28,082	239
Private label MBS and CMOs	13,995	524	9,494	354	4,501	170
Total	$310,738	$9,085	$76,286	$2,392	$234,452	$6,693

The equity security that possessed unrealized losses for 12 or more consecutive months was a mutual fund investment that declined significantly in 2008 as a result of problems encountered by the U.S. equity markets.  Management believes that the unrealized loss on this security was not other than temporarily at June 30, 2008.  In making this determination, management considered the following: (1) the security is a managed mutual fund comprised primarily of dividend-paying common stocks of companies with market capitalizations in excess of $5.0 billion; (2) the market value of the security approximated its cost basis as recently as October 2007; and (3) given the small balance of the investment, the Company has the ability to hold the security until the unrealized loss is recovered, and had no intent to sell it at June 30, 2008.

At June 30, 2008, all of the FHLMC and FNMA pass-through certificates, GSE sponsored CMOs, and private label MBS and CMOs that possessed unrealized losses for 12 or more consecutive months had the highest possible credit quality rating.  Since inception, unrealized losses on these securities resulted primarily from interest rate fluctuations.  These securities were not deemed to be other than temporarily impaired at June 30, 2008, due to the following: (1) the credit quality rating of these securities remained superior; (2) the Company's investment was within the highest available tranche (or repayment pool); and (3) the Company had the intent and ability to hold these securities until recovery.

Included in corporate obligations at June 30, 2008, were investment securities secured by trust preferred and subordinated debt obligations issued primarily by a pool of banks and thrifts, with a small portion issued by insurance companies. None of the securities were secured by obligations of real estate investment trusts. At June 30, 2008, these securities had a remaining amortized cost balance of $20.0 million, and an unrealized pre-tax loss of $3.2 million. The significant reduction in market value of these securities during the six months ended June 30, 2008 was due primarily to the problems experienced by the financial sector. These problems led to interest payment deferrals by some issuers and defaults by some others as many financial institutions struggled to maintain capital adequacy under adverse conditions. Consequently, the market for these securities exhibited significantly less depth than existed at December 31, 2007, as reflected in the lower market values attributed to the portfolio at June 30, 2008.  The Company does not believe that these securities were other than temporarily impaired at June 30, 2008 due to the following: (1) all of the securities performed in accordance with their contractual terms since acquisition, with principal and interest received by the Bank on a timely basis; (2) all of the securities maintained a minimum ‘A’ credit rating since acquisition; (3) the market value of the securities approximated their amortized cost balance as recently as December 31, 2007; and (4) the Company had the intent and ability to hold the securities until recovery.  The Company's current policy for recognizing an other than temporary impairment charge on these securities generally requires impairment to be recognized in the event of deterioration in their payment or credit performance, or, absent these events, upon consideration of the severity and length of their impairment.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value hierarchy established under SFAS 157 is summarized as follows:

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

The following tables present the assets that are reported on the condensed consolidated statements of financial condition at fair value as of June 30, 2008 by level within the fair value hierarchy.  As required by SFAS 157, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured at Fair Value on a Recurring Basis
		Fair Value Measurements Using
Description	Total at June 30, 2008	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Investment securities available for sale (1)	$33,480	$6,751	$26,729	$-
MBS available for sale (1)	319,516	-	319,516	-

(1)
The Company’s available for sale investment securities and MBS are reported at fair value, which is determined utilizing prices obtained from independent parties. The valuations obtained are based upon market data, and often utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis, pricing applications apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (only obtained from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data. For certain securities, additional inputs may be used or some market inputs may not be applicable.  Prioritization of inputs may vary on any given day based on market conditions.

The Company's available for sale investment securities and MBS at June 30, 2008 were categorized as follows:

Investment Category	Percentage of Total	Valuation Level Under SFAS 157
Pass Through MBS or CMOs issued by GSEs	86.5%	Two
Pass Through MBS or CMOs issued by entities other than GSEs	4.0	Two
Pooled Trust Preferred Securities	4.8	Two
Mutual Funds and Corporate Equities	1.9	One
Municipal securities	2.8	Two

The pass through MBS and CMOs (issued either by GSEs or entities other than GSEs), which comprised approximately 90.5% of the Company's total available-for-sale investment securities and MBS at June 30, 2008, all possessed the highest possible credit rating published by multiple established credit rating agencies as of June 30, 2008.  Obtaining a market value as of June 30, 2008 for these securities utilizing significant observable inputs as defined under SFAS 157 was not difficult due to their demand even in a financial marketplace challenged with reduced liquidity levels such as existed at June 30, 2008. For the pooled trust preferred and municipal securities, which in aggregate were less than 1% of the Company's consolidated assets at June 30, 2008, obtaining a market value utilizing significant observable inputs as defined under SFAS 157 was slightly more difficult due to the lack of regular trading activity as of June 30, 2008.  For these securities, the Company obtained market values from at least two credible market sources, and verified that these values were prepared utilizing significant observable inputs as defined under SFAS 157.  In accordance with established policies and procedures, the Company never utilized the highest value obtained as its recorded fair value for securities that were valued with significant observable inputs.

Assets Measured at Fair Value on a Non-Recurring Basis
		Fair Value Measurements Using			Total Loss Recognized During The
Description	Total at June 30, 2008	Level 1	Level 2	Level 3	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
		(Dollars in Thousands)
Loans held for sale (1)	$509	$-	$509	$-	$10	$11

(1)	Loans held for sale were recorded at the lower of cost or market, and the market value was based on the contractual price to be received.

Loans which satisfy certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at June 30, 2008 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the real estate collateral less estimated selling costs. Fair value is estimated through current appraisals, where practical, or a drive-by inspection and a comparison of the real estate collateral with similar properties in the area by either a licensed appraiser or real estate broker and adjusted as necessary by management to reflect current market conditions.  At June 30, 2008, no impaired loans were carried at fair value.  Losses recognized on impaired loans were $85,000 during the three months ended June 30, 2008 and $229,000 during the six months ended June 30, 2008.  These losses were charged against the allowance for loans losses.  During the six months ended June 30, 2008, all of these loans were either transferred to other real estate owned or had the terms of satisfaction finalized as of June 30, 2008, and were satisfied in accordance with those terms in July 2008.

The provisions of SFAS 157 related to disclosures surrounding non-financial assets and non-financial liabilities such as goodwill and other real estate owned have not been applied since the Company elected the deferral rules of FSP 157-2 (discussed in Note 3 to the condensed consolidated financial statements).

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

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)
Service cost	$-	$21	$-	$21
Interest cost	358	65	339	61
Expected return on assets	(485)	-	(450)	-
Unrecognized past service liability	-	(7)	-	(7)
Amortization of unrealized loss	67	4	118	7
Net periodic (credit) cost	$(60)	$83	$7	$82

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)
Service cost	$-	$42	$-	$42
Interest cost	716	130	678	122
Expected return on assets	(971)	-	(900)	-
Unrecognized past service liability	-	(14)	-	(14)
Amortization of unrealized loss	134	8	236	14
Net periodic (credit) cost	$(121)	$166	$14	$164

The Company disclosed in its consolidated financial statements for the year ended December 31, 2007 that it expected to make contributions or benefit payments totaling $191,000 to the BMP, $131,000 to the Outside Director Retirement Plan, and $168,000 to the Postretirement Plan, and no contributions to the Employee Retirement Plan, during the year ending December 31, 2008.  The Company made benefit payments of $64,200 to the Outside Director Retirement Plan during the six months ended June 30, 2008, and expects to make an additional $64,200 of contributions or benefit payments during the remainder of 2008.  The Company made contributions totaling $90,000 to the Postretirement Plan during the six months ended June 30, 2008, and expects to make an additional estimated $78,000 of contributions or benefit payments during the remainder of 2008.  The Company made an unexpected and non-recurring contribution of $80,000 in April 2008 related to two participants of the BMP, and no other contributions to the BMP during the six months ended June 30, 2008.  The Company does not expect to make any other benefit payments or contributions to the BMP during the remainder of 2008, since anticipated retirements that formed the basis for the expected benefit payments in 2008 are presently not expected to occur.

As disclosed in Note 1 of the audited consolidated financial statements included in the Holding Company's Annual Report on Form 10-K for the year ended December 31, 2007, the Company adopted SFAS 158 effective December 31, 2006.  Effective for fiscal years ending after December 15, 2008, SFAS 158 requires an employer sponsoring a single employer defined benefit plan to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions).  In compliance with this requirement, effective December 31, 2008, the Company will change the financial statement disclosure measurement date for its defined benefit plans from October 1st to December 31st.  On January 1, 2008, the Company recorded reductions of $23,000 to retained earnings and $64,000 to accumulated other comprehensive income related to this transition.

11.   INCOME TAXES

During the three-month and six-month periods ended June 30, 2008, the Company recorded a decline of $662,000 in income tax expense related to a reduction in its reserve for unrecognized tax benefits, as events occurring during the period resulted in the probable recognition of these benefits.  The Company does not expect that any of its unrecognized tax benefits at June 30, 2008 will be recognized in the upcoming twelve months.  During the six months ended June 30, 2008, the Company's income tax expense was further reduced by adjustments of $275,000 associated with the completion of the June 30, 2007 tax returns.  Excluding these items, the Company's effective tax rate approximated 37.0% during the three-month and six-month periods ended June 30, 2008.

12.   NET MORTGAGE BANKING INCOME

Net mortgage banking income presented in the consolidated statements of operations was comprised of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Gain on the sale of loans originated for sale (1)	$132	$223	$219	$467
Provision to increase the liability for loans sold with recourse	(300)	-	(300)	-
Mortgage banking fees (1)	198	192	397	380
Net mortgage banking income	$30	$415	$316	$847

(1) These amounts for the three-month and six-month periods ended June 30, 2007 have been reclassified to conform to their presentation for the three-month and six-month periods ended June 30, 2008.  These amounts were included in non-interest income during the three-month and six-month periods ended June 30, 2007.  The reclassification thus does not result in a materially different presentation.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Holding Company is a Delaware corporation and parent company of the Bank, a federally-chartered stock savings bank.  The Bank maintains its headquarters in the Williamsburg section of Brooklyn, New York and operates twenty-two full service retail banking offices located in the New York City ("NYC") boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank’s principal business has been, and continues to be, gathering deposits from customers within its market area, and investing them primarily in multifamily residential, commercial real estate, one- to four-family residential, construction and land acquisition, and consumer loans, MBS, obligations of the U.S. government and Government Sponsored Entities, and corporate debt and equity securities.

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

During the years ended December 31, 2005, 2006 and 2007, the Company operated in an environment challenging to earnings growth, marked by a flattened market yield curve, as interest rates on short-term investments and borrowings increased at a faster rate than those on medium- and long-term investments and borrowings.  This environment resulted in an increase in the average cost of interest bearing liabilities greater than the increase in yield on interest earning assets during the period.  Late in 2007 and during the three months and six months ended June 30, 2008, pricing discipline that developed on new mortgage loans as a result of deterioration in the national real estate market, coupled with monetary policy actions of the Federal Open Market Committee resulting in lower short-term rates, led to a steepening in the market yield curve beyond levels experienced in 2005, 2006 and 2007.  This steepening positively impacted the Company's net interest margin and earnings during the three months and six months ended June 30, 2008.

The Company has historically maintained conservative lending standards and avoided the speculative forms of lending, such as sub-prime mortgages, that have experienced the severe difficulties over the past twelve months.  As a result, the problems in the national real estate market did not cause a significant adverse impact to the Company's earnings during the three months and six months ended June 30, 2008.  A continued decline in the value of real estate or further decline in overall economic conditions in the Bank's primary market will likely adversely impact the Company's future financial performance.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Performance and Other Selected Ratios:
Return on Average Assets	0.92%	0.69%	0.80%	0.71%
Return on Average Stockholders' Equity	12.44	8.06	10.66	8.09
Stockholders' Equity to Total Assets	7.33	8.47	7.33	8.47
Tangible Equity to Total Tangible Assets	6.11	7.06	6.11	7.06
Loans to Deposits at End of Period	150.65	125.02	150.65	125.02
Loans to Earning Assets at End of Period	88.16	90.16	88.16	90.16
Net Interest Spread	2.39	1.81	2.20	1.83
Net Interest Margin	2.67	2.27	2.50	2.30
Average Interest Earning Assets to Average Interest Bearing Liabilities	109.02	112.58	108.77	112.27
Non-Interest Expense to Average Assets	1.34	1.37	1.37	1.39
Efficiency Ratio	49.10	56.47	53.02	56.17
Effective Tax Rate	32.07	35.83	32.98	35.84
Dividend Payout Ratio	53.85	82.35	63.64	84.85

Average Tangible Equity	$221,171	$231,127	$218,909	$234,265
Per Share Data:
Reported EPS (Diluted)	$0.26	$0.17	$0.44	$0.33
Cash Dividends Paid Per Share	0.14	0.14	0.28	0.28
Stated Book Value	8.05	7.81	8.05	7.81
Tangible Book Value	6.63	6.42	6.63	6.42
Asset Quality Summary:
Net Charge-offs (Recoveries)	$116	$(1)	$260	$(3)
Non-performing Loans	6,852	2,937	6,852	2,937
Non-performing Loans/Total Loans	0.22%	0.11%	0.22%	0.11%
Non-performing Assets/Total Assets	0.18	0.09	0.18	0.09
Allowance for Loan Loss/Total Loans	0.49	0.56	0.49	0.56
Allowance for Loan Loss/Non-performing Loans	224.55	524.51	224.55	524.51
Table continued on next page

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Regulatory Capital Ratios (Bank Only):
Tangible Capital	7.83%	9.13%	7.83%	9.13%
Leverage Capital	7.83	9.13	7.83	9.13
Total Risk-based Capital	11.46	12.83	11.46	12.83
Earnings to Fixed Charges Ratios (1)
Including Interest on Deposits	1.47x	1.31x	1.38x	1.32x
Excluding Interest on Deposits	2.03	2.02	1.91	2.03

(1) Interest on unrecognized tax benefits totaling $402,000 for both the three-month and six months periods ended June 30, 2008 and $542,000 for both the three-month and six months periods ended June 30, 2007, respectively, is included in the calculation of fixed charges for each of the three-month and six-month periods ended June 30, 2008 and 2007.

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

The Bank's loan loss reserve methodology consists of several components, including a review of the two elements of its loan portfolio: problem loans [i.e., classified loans, non-performing loans and impaired loans under SFAS No. 114, "Accounting By Creditors for Impairment of a Loan," as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures an amendment of FASB Statement No. 114" ("Amended SFAS 114")] and performing loans.  The Bank applied the process of determining the allowance for loan losses consistently throughout the three month and six month periods  ended June 30, 2008 and 2007.

Performing Loans

At June 30, 2008, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio.  Performing loans are reviewed at least quarterly based upon the premise that there are losses inherent within the loan portfolio that have not been identified as of the review date.  The Bank thus calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage and applying it to its performing loans.  In deriving the expected loan loss percentage, the Bank generally considers, among others, the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multifamily residential, commercial real estate, cooperative apartment, construction and land acquisition or consumer); the underwriting history of the loan (i.e., whether it was underwritten by the Bank or a predecessor institution acquired by the Bank and, therefore, originally subjected to different underwriting criteria); both the current condition and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data to derive the expected loan loss percentages); the level of, and trend in, non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by real estate located in the NYC metropolitan area) or specific industry conditions within the portfolio segments.  Since these criteria affect the expected loan loss percentages that are applied to performing loans, changes in any of them may affect the amounts of the allowance for loan losses or the provision for credit losses.

Problem Loans

Regulations of the Bank's primary regulator, the Office of Thrift Supervision ("OTS"), and Bank policy, require that loans possessing certain weaknesses be classified as Substandard, Doubtful or Loss assets.  Assets that do not expose the Bank to risk sufficient to justify classification in one of these categories, however, which possess potential weaknesses that deserve management's attention, are designated Special Mention.  Loans classified as Special Mention, Substandard or Doubtful are reviewed individually on a quarterly basis by the Bank's Loan Loss Reserve Committee to determine the level of possible loss, if any, that should be provided for within the Bank's allowance for loan losses.

The Bank's policy is to charge-off immediately all balances classified as ''Loss'' and record a reduction of the allowance for loan losses for the full amount of the outstanding loan balance.  The Bank applied this process consistently throughout the three- month and six-month periods ended June 30, 2008 and 2007.

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

Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").  SFAS 142 eliminates amortization of goodwill and instead requires performance of an annual impairment test at the reporting unit level.  At June 30, 2008, the Company had goodwill totaling $55.6 million.

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

Fair Value of Financial Instruments.  All of the Company's available for sale securities at June 30, 2008 had readily determinable fair values, which were based on published or securities dealers' market values.  As discussed in Notes 3 and 9 to the Company's condensed consolidated financial statements, the Company adopted SFAS 157 effective January 1, 2008.  The pass through MBS and CMOs (issued either by GSEs or entities other than GSEs), which comprised approximately 90.5% of the Company's total available for sale investment securities and MBS at June 30, 2008, all possessed the highest possible credit rating published by multiple established credit rating agencies as of June 30, 2008.  Obtaining a market value as of June 30, 2008 for these securities utilizing significant observable inputs as defined under SFAS 157 was not difficult due to their demand even in a financial marketplace challenged with reduced liquidity levels such as existed at June 30, 2008. For the pooled trust preferred and municipal securities, which in aggregate comprised less than 1% of the Company's consolidated assets at June 30, 2008, obtaining a market value utilizing significant observable inputs as defined under SFAS 157 was slightly more difficult due to the lack of regular trading activity as of June 30, 2008.  For these securities, the Company obtained market values from at least two credible market sources, and verified that these values were prepared utilizing significant observable inputs as defined under SFAS 157.  In accordance with established policies and procedures, the Company never utilized the highest value obtained as its recorded fair value for securities that were valued with significant observable inputs.

Debt securities are classified as held-to-maturity, and carried at amortized cost, only if the Company has a positive intent and ability to hold them to maturity.  Unrealized holding gains or losses on debt securities classified as held-to-maturity are disclosed, but are not recognized in the Company's consolidated statements of financial condition or results of operations.  Debt securities that are not classified as held-to-maturity, along with all equity securities, are classified available-for-sale.  Available-for-sale debt and equity securities that have readily determinable fair values are carried at fair value.  All unrealized losses on debt and equity securities available-for-sale that are deemed temporary are excluded from net income and reported net of income taxes as other comprehensive income or loss.

The Company conducts a periodic review and evaluation of its securities portfolio, taking into account the severity and duration of each unrealized loss, as well as management's intent and ability to hold the security until the unrealized loss is substantially eliminated, in order to determine if a decline in market value of any security below its carrying value is either temporary or other than temporary.  For the three-month and six-month periods ended June 30, 2008 and 2007, there were no other than temporary impairments in the securities portfolio.  Unrealized holding losses on securities totaled $8.3 million and $5.5 million at June 30, 2008 and 2007, respectively.  Unrealized losses that are determined to be other than temporary are recognized immediately as a reduction of the carrying amount of the security, and a charge recorded in the Company's consolidated statements of operations.

Recognition of Deferred Tax Assets.  Management reviews all deferred tax assets periodically.  Upon such review, in the event that it is more likely than not that the deferred tax asset will not be fully realized, a valuation allowance is recognized against the deferred tax asset in the full amount that is deemed more likely than not will not be realized.

Unrecognized Tax Benefits. The Company performs two levels of evaluation for all unrecognized tax benefits. Initially, a determination is made as to whether it is more likely than not that a tax benefit position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax benefit position that satisfies the more-likely-than-not recognition threshold.  This measurement is performed in order to determine the amount of benefit to recognize in the condensed consolidated financial statements. The tax benefit position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  In making its evaluation, management reviews applicable tax rulings and other advice provided by reputable tax professionals.

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

Accounting for Defined Benefit Plans.  The Company maintains various defined benefit plans, including the Postretirement Plan, providing additional postretirement benefits to employees that are recorded in accordance with SFAS 106.  SFAS 106 requires accrual of postretirement benefits (such as health care benefits) during the years an employee provides services.  As a result of amendments to the respective plans in previous years, none of the remaining defined benefit plans maintained by the Company provided benefits for services performed during the three month and six month periods ended June 30, 2008 and 2007.

In accordance with SFAS 158, the Company recognizes the funded status of all of its defined benefit plans in its condensed consolidated statements of financial condition, measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation.  The Company utilizes the services of certified actuaries employed at an independent benefits plan administration entity in order to measure the funded status of its defined benefit plans in accordance with various applicable accounting standards.

Liquidity and Capital Resources

The Bank's primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, advances from the Federal Home Loan Bank of New York ("FHLBNY"), and securities sold under agreement to repurchase ("REPOs") entered into with various financial institutions, including the FHLBNY.  The Bank also sells selected multifamily residential and mixed use loans to Fannie Mae ("FNMA"), and long-term, one- to four-family residential real estate loans to either FNMA or other private sector secondary market purchasers.  The Company may additionally issue debt under appropriate circumstances.  Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposits flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

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

Retail branch and Internet banking deposits decreased $99.1 million during the six months ended June 30, 2008, compared to an increase of $187.2 million during the six months ended June 30, 2007.  The decline in deposits during the six months ended June 30, 2008 was fully experienced in certificates of deposit ("CDs"), which decreased $164.6 million, as beneficial spreads between medium term FHLBNY advances and new CDs prompted management to utilize FHLBNY advances as the primary funding source for balance sheet growth, and limit aggressive efforts to retain maturing CDs.  Partially offsetting the decline in CDs was an increase of $53.0 million in total interest bearing checking accounts during the period, resulting primarily from the continued success of the interest bearing "Prime Dime" checking account launched during the second half of 2007.  During the six months ended June 30, 2007, the Company experienced increases of $163.9 million in money markets and $21.5 million in CDs, respectively, due to competitive rate offerings on these accounts during the period.

During the six months ended June 30, 2008, principal repayments totaled $227.3 million on real estate loans and $24.7 million on MBS.  During the six months ended June 30, 2007, principal repayments totaled $141.5 million on real estate loans and $16.8 million on MBS. The increase in principal repayments on loans related to an increase in borrower refinance activities as loans originated in 2003 and 2004 approached their contractual interest rate reset date.  The increase in principal paydowns on MBS resulted from the purchase of $183.8 million of MBS during the six months ended June 30, 2008 that increased their average balance by $97.8 million compared to the six months ended June 30, 2007.  The Company does not presently believe that its future levels of principal repayments will be materially impacted by problems currently experienced in the residential mortgage market. See "Item 2 –

Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality" for a further discussion of the Bank's asset quality.

Since December 2002, the Bank has originated and sold multifamily residential mortgage and mixed use loans in the secondary market to FNMA while retaining servicing and generating fee income while it services the loans. The Bank underwrites these loans using its customary underwriting standards, funds the loans, and sells them to FNMA at agreed upon pricing.  Typically, the Bank seeks to sell loans with terms to maturity or repricing in excess of seven years from the origination date since it does not desire to retain such loans in portfolio as a result of the heightened interest rate risk they possess.  Under the terms of the sales program, the Bank retains a portion of the associated credit risk.  Once established, such amount continues to increase as long as the Bank sells loans to FNMA under the program. The Bank retains this exposure until the portfolio of loans sold to FNMA is satisfied in its entirety or the Bank funds claims by FNMA for the maximum loss exposure.  During the six months ended June 30, 2008 and 2007, the Bank sold FNMA $18.4 million and $37.0 million of loans, respectively, pursuant to this program.

During the six months ended June 30, 2008, the Company increased its REPO borrowings by $109.9 million and FHLBNY advances by $213.2 million, respectively.  These borrowings were added in order to fund real estate loan originations and purchases of MBS during the period, which both significantly exceeded their respective levels during the six months ended June 30, 2007.  These borrowings enabled management to extend the average duration of the Company’s liabilities, as the average cost of the new REPO borrowings and FHLBNY advances was significantly lower than the cost of raising new, or retaining existing, retail deposit funding of similar durations.  In addition, embedded within a portion of the added REPO borrowings and FHLBNY advances were interest rate caps that provide a significant benefit to their average cost in the event of an increase in short-term interest rates.

Due in part to the growth in deposit funding during the six months ended June 30, 2007, the Company elected to reduce its overall level of borrowings during that period.  Borrowings declined by $110.0 million during the six months ended June 30, 2007, as the Company utilized deposit inflows and liquidity from its investment and MBS portfolios to fund loan growth.

In the event that the Bank should require funds beyond its ability to generate them internally, an additional source of funds is available through use of its borrowing line at the FHLBNY.  At June 30, 2008, the Bank had an additional potential borrowing capacity of $379.0 million available, provided it owned the minimum required level of FHLBNY common stock (i.e., 4.5% of its outstanding FHLBNY borrowings).  The Holding Company additionally possesses a $15.0 million line of credit agreement with a reputable financial institution in the event of further required liquidity.

The Bank is subject to minimum regulatory capital requirements imposed by the OTS, which, as a general matter, are based on the amount and composition of an institution's assets. At June 30, 2008, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury and the payment of dividends on its common stock.  During the six months ended June 30, 2008 and 2007, real estate loan originations totaled $504.3 million and $234.3 million, respectively.  Purchases of investment securities (excluding short-term investments and federal funds sold) and MBS totaled $188.3 million during the six months ended June 30, 2008, compared to $1.2 million during the six months ended June 30, 2007.  The increase in real estate loan originations resulted from increased borrower refinance activity, as real estate loans originated during 2003 and 2004 approached their contractual interest rate repricing date.  The increase in investment security and MBS purchases resulted from a decision to add these assets in order to achieve additional net interest income from the positive spread between the average yield on the securities and the average cost of the REPOs and FHLBNY advances utilized to fund the purchases.  Purchases of investment securities and MBS were immaterial during the six months ended June 30, 2007, as the Company elected to retain excess funds in federal funds sold and other short-term investments while short-term rates equaled or exceeded medium and long-term rates.

During the six months ended June 30, 2008, the Holding Company repurchased 51,000 shares of its common stock into treasury.  All shares repurchased were recorded at the acquisition cost, which totaled $654,000 during the period. Share repurchase levels were significantly lower during the six months ended June 30, 2008 than the six months ended June 30, 2007, as management elected to retain additional capital at the Bank while it was resuming loan growth during the six months ended June 30, 2008.  As of June 30, 2008, up to 1,124,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $16.51 per share closing price of its common stock as of June 30, 2008, the Holding Company would utilize $18.6 million in order to purchase all of the remaining authorized shares.  For the Holding Company to complete these share purchases, it would likely require dividend distributions from the Bank.

During the six months ended June 30, 2008, the Company paid $9.1 million in cash dividends on its common stock, compared to $9.7 million paid during the six months ended June 30, 2007.  The reduction in cash dividends during the comparative period reflected a decline of 1.2 million shares of common stock outstanding from June 30, 2007 to June 30, 2008, that resulted primarily from treasury stock repurchased from July 2007 through June 2008.

Contractual Obligations

The Bank is obligated for rental payments under leases on certain of its branches and equipment and for minimum monthly payments under its current data systems contract.   The Bank generally has outstanding at any time significant borrowings in the form of FHLBNY advances and/or REPOs, and the Holding Company has an outstanding $25.0 million non-callable subordinated note payable due to mature in 2010, and $72.2 million of trust preferred borrowings from third parties due to mature in April 2034, which are callable at any time after April 2009.  None of these contractual obligations have changed materially since December 31, 2007.  The Company additionally had a reserve recorded related to unrecognized income tax benefits totaling $1.2 million at June 30, 2008.  This reserve was reduced by $662,000 during the six months ended June 30, 2008, as a portion of these benefits became likely to be recognized.  Otherwise the facts and circumstances surrounding this obligation have not changed materially since December 31, 2007.  Within the next five years, certain events could transpire that would result in the remaining unrecognized income tax benefit being viewed as fully recognizable, thus eliminating the reserve requirement.

Off-Balance Sheet Arrangements

Since December 2002, the Bank has originated and sold multifamily residential and mixed use mortgage loans in the secondary market to FNMA, while retaining servicing and generating fee income while it services the loans. The Bank underwrites these loans using its customary underwriting standards, funds the loans, and sells them to FNMA at agreed upon pricing.  Under the terms of the sales program, the Bank retains partial recourse.  The aggregate amount of the retained risk continues to increase as long as the Bank sells loans to FNMA under the program. The Bank retains this recourse exposure until either the portfolio of loans sold to FNMA is satisfied in its entirety, or the Bank experiences losses for the full amount of the recourse exposure.  During the six months ended June 30, 2008, this recourse exposure increased by $1.1 million for new loans sold, and reduced by $334,000 for losses recognized.

In addition, as part of its loan origination business, the Bank has outstanding commitments to extend credit to third parties, which are subject to strict credit control assessments.  Since many of these loan commitments expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.  The following chart represents off balance sheet commitments for which the Company was obligated as of June 30, 2008:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$55,035	$-	$-	$-	$55,035
Other loan commitments (1)	154,953	-	-	-	154,953
Other Commitments:
Recourse obligation on loans sold to FNMA (1)	21,186	-	-	-	21,186
Total Commitments	$231,174	$-	$-	$-	$231,174

(1) In accordance with SFAS 5, "Accounting for Contingencies," as of June 30, 2008, reserves related to other loan commitments and the recourse obligation on loans sold to FNMA were $1.3 million and $2.3 million, respectively, and were recorded in other liabilities in the Company's condensed consolidated statements of financial condition.

Asset Quality

At both June 30, 2008 and December 31, 2007, the Company had neither real estate loans nor collateral underlying MBS that would be considered subprime loans, i.e., mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their income or credit history.  The Company's lending standards are discussed in Item 1 of its Form 10-K for the year ended December 31, 2007.  All MBS owned by the Company as of June 30, 2008 possessed the highest possible investment credit rating.

Within the Bank's portfolio, non-performing loans totaled $6.9 million and $2.9 million at June 30, 2008 and December 31, 2007, respectively.  During the six months ended June 30, 2008, nine loans totaling $5.1 million were added to non-performing status.  Partially offsetting this increase were two loans totaling $987,000 that were transferred to other real estate owned ("OREO") and one loan totaling $208,000 that was satisfied during the period.  The increase in non-performing loans during the six months ended June 30, 2008 reflected isolated problem loans, and was not indicative of any systemic problem within the Bank's loan portfolio.  Through June 2008, the metropolitan NYC area multifamily and commercial real estate markets remained relatively stable despite the difficulties experienced nationally in the real estate market.

The Bank had real estate and consumer loans totaling $1.8 million delinquent 60-89 days at June 30, 2008, compared to a total of $1.9 million at December 31, 2007.  The decrease resulted primarily from the reduction of $136,000 in delinquent home equity loans during the period.  The 60-89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of credit quality trends than non-performing loans.

GAAP requires the Bank to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a loan constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Current OTS regulations require that troubled-debt restructurings remain classified as such until the loan is either repaid or returns to its original terms.  The Bank had no loans classified as troubled-debt restructurings at June 30, 2008 or December 31, 2007.

The recorded investment in loans deemed impaired pursuant to Amended SFAS 114 was $5.7 million, consisting of eight loans, at June 30, 2008, compared to $2.8 million, consisting of six loans, at December 31, 2007.  The increase resulted from the addition of five loans totaling $4.1 million during the six months ended June 30, 2008, that were partially offset by the transfer of two impaired loans totaling $1.0 million from loans to OREO, and the satisfaction of one impaired loan totaling $208,000 during the same period.  The average balances of impaired loans were approximately $3.7 million and $3.1 million during the six months ended June 30, 2008 and 2007, respectively.  The increase resulted from the $4.1 million of loans that were added to impaired status during the six months ended June 30, 2008, which exceeded all loans removed from impaired status from July 2007 through June 2008.  There were $652,000 and $348,000 of reserves allocated within the allowance for loan losses for impaired loans at June 30, 2008 and December 31, 2007, respectively.  At June 30, 2008, non-performing loans exceeded impaired loans by $1.1 million, due to $1.1 million of one- to four-family and consumer loans, which, while on non-performing status, were not deemed impaired since they each had individual outstanding balances less than $417,000.  See "Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Loan Losses - Problem Loans" for a discussion of impairment and reserves.

OREO.  Property acquired by the Bank as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure is classified as OREO and recorded at the lower of the recorded investment in the related loan or the fair value of the property on the date of acquisition, with any resulting write down charged to the allowance for loan losses. The Bank obtains an appraisal on OREO property as soon as practicable after it takes possession of the realty and generally reappraises its value at least annually thereafter.  There were no OREO properties owned by the Bank as of June 30, 2008 or December 31, 2007.  During the first quarter of 2008, the Bank transferred two loans with an aggregate outstanding principal balance of $987,000 to OREO, recognizing a charge-off of $92,000 in principal balance.  In addition, a charge-off of $52,000 was recognized upon transfer related to outstanding advances and accrued interest in connection with these loans.  These loans were sold during the three months ended June 30, 2008.  A loss of $128,000 was recognized on the sale.

The following table provides information regarding non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated:

	At June 30, 2008	At December 31, 2007
	(Dollars in thousands)
Non-Performing Loans
One- to four-family	$1,797	$11
Multifamily residential	1,039	2,236
Commercial real estate	3,984	577
Cooperative apartment unit	26	27
Other	6	5
Total non-performing loans	6,852	2,856
OREO	-	-
Total non-performing assets	6,852	2,856
Troubled-debt restructurings	-	-
Total non-performing assets and troubled-debt restructurings	$6,852	$2,856

Impaired loans	$5,711	$2,814
Troubled-debt restructurings included in Impaired loans	-	-
Ratios:
Total non-performing loans to total loans	0.22%	0.10%
Total non-performing loans and troubled-debt restructurings to total loans	0.22	0.10
Total non-performing assets to total assets	0.18	0.08
Total non-performing assets and troubled-debt restructurings to total assets	0.18	0.08

At June 30, 2008, the Bank was servicing three non-performing loans totaling $4.2 million for FNMA, all of which share one common borrower and entered non-performing status during the six months ended June 30, 2008.  These loans are subject to a recourse exposure.  Under the terms of the servicing agreement, the Bank is obligated to fund FNMA all monthly principal and interest payments under the original terms of the loans until the earlier of the following events: (1) the loans have been fully satisfied; or (2) the recourse exposure has been fully exhausted.  During the three months ended June 30, 2008, the Bank recognized charge-offs of $334,000 related to these loans in connection with principal and interest advanced to FNMA for the period November 2007 through June 2008 which the Bank deemed unlikely to recover.  Upon ultimate settlement of the loans, the Bank will request approval by FNMA to fully recognize the charge-off as a reduction of the $21.5 million total recourse exposure at June 30, 2008, and expects such approval to be granted.

A reserve liability of $2.5 million existed at June 30, 2008 related to the estimated probable recourse exposure on all loans sold with recourse, including the above-mentioned non-performing loans.  During the June 2008 quarter, the Bank reduced this reserve liability by $334,000 for the charge-off discussed above, and provided an additional $300,000 (included as a charge to net mortgage banking income in non-interest income) to this reserve liability in order to ensure that, at June 30, 2008, the reserve liability adequately reflected the estimated recourse exposure that will likely be recognized on all loans sold with recourse.

No other loans sold by the Bank with recourse were non-performing at June 30, 2008.

At June 30, 2008, the Bank owned investment securities secured by trust preferred and subordinated debt obligations issued primarily by a pool of banks and thrifts, with a small portion issued by insurance companies. None of the securities were secured by obligations of real estate investment trusts. At June 30, 2008, these securities had a remaining amortized cost balance of $20.0 million, and an unrealized pre-tax loss of $3.2 million. The market value of the securities approximated their amortized cost balance as recently as December 31, 2007.  The significant reduction in market value of these securities during the six months ended June 30, 2008 was due primarily to the problems experienced by the financial sector. These problems led to interest payment deferrals by some issuers and defaults by some others as many financial institutions struggled to maintain capital adequacy under adverse conditions. Consequently, the market for the securities exhibited significantly less depth than existed at December 31, 2007, as reflected in the lower market values attributed to the portfolio at June 30, 2008.  Since acquisition, all of the securities performed in accordance with their contractual terms (with principal and interest received by the Bank on a timely basis) and maintained a minimum ‘A’ credit rating.  The Company's current policy for recognizing an other than temporary impairment charge on these securities generally requires impairment to be recognized in the event of deterioration in their payment or credit performance, or, absent these events, upon consideration of the severity and length of their impairment.

Allowance for Loan Losses and Reserve Liability on Loan Origination Commitments

The allowance for loan losses was $15.4 million at June 30, 2008 and December 31, 2007.  In addition, the Bank had a reserve liability related to loan origination commitments (recorded in other liabilities) that totaled $1.3 million at June 30, 2008 and $1.2 million at December 31, 2007.  During the six months ended June 30, 2008, the Bank recorded a provision of $370,000 to provide for additional inherent losses in the portfolio and loans committed for funding at period end.  During the same period, the Bank also recorded net charge-offs of approximately $260,000, and reclassified $111,000 of its allowance for loan losses to its reserves related to loan origination commitments due to an increase in loan commitments outstanding at June 30, 2008.   (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Loan Losses" for a further discussion).

Management's quarterly evaluation of the loan loss reserves takes into account not only performance of the current loan portfolio, but also general credit conditions and volume of new business, in determining the timing and amount of any future loan loss provisions.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Assets.  Assets totaled $3.74 billion at June 30, 2008, an increase of $240.8 million from total assets of $3.50 billion at December 31, 2007.

Real estate loans increased $255.2 million during the six months ended June 30, 2008, due primarily to originations of $504.3 million during the period (as refinance activity associated with loans originated in 2003 and 2004 increased during the six months ended June 30, 2008), that were partially offset by amortization of $227.3 million and sales of $22.1 million.

MBS available-for-sale increased $156.8 million during the six months ended June 30, 2008, as purchases of $183.8 million were partially offset by paydowns of $24.7 million and a decline in fair value of $2.2 million.

Cash and due from banks decreased by $78.8 million and federal funds sold and other short-term investments decreased by $110.7 million, as these funds were utilized to fund the real estate loan originations and MBS purchases during the period.

The Company acquired an additional $11.5 million of FHLBNY common stock during the six months ended June 30, 2008 in order to satisfy the requisite ownership levels necessary to obtain additional FHLBNY advances during the period.  (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of requisite ownership level of FHLBNY common stock).

Liabilities.  Total liabilities grew $235.4 million during the six months ended June 30, 2008, reflecting increases of $109.9 million in REPOs, $213.2 million in FHLBNY advances, and $17.6 million in escrow and other deposits, that were partially offset by a decline of $99.1 million in retail branch and Internet banking deposits during the period.  The increase in escrow and other deposits during the six months ended June 30, 2008 resulted from the accumulation of 2008 tax and insurance escrow balances during the period not held by the Bank at December 31, 2007.  (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of increases in REPOs, FHLBNY advances and retail branch and Internet banking deposits during the period).

Stockholders' Equity.  Stockholders' equity increased $5.4 million during the six months ended June 30, 2008, due primarily to net income of $14.4 million, amortization of stock benefit plans of $1.3 million, and $2.5 million of proceeds received in consideration for shares issued in connection with the exercise of stock options, all of which were partially offset by dividend payments of $9.1 million, treasury stock repurchases of $654,000, and an increase of $3.4 million in the accumulated other comprehensive loss component of stockholders' equity.  The majority of the increase in other comprehensive loss related to a decline in the market value of available for sale investment securities and MBS.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007

General.  Net income was $8.4 million during the three months ended June 30, 2008, an increase of $2.8 million from net income of $5.6 million during the three months ended June 30, 2007.  During the comparative period, net interest income increased $5.4 million, the provision for credit losses increased $250,000, non-interest income declined $527,000 and non-interest expense increased $1.1 million, resulting in a net increase in pre-tax net income of $3.6 million.  Income tax expense increased $825,000 during the comparative period due to the increased pre-tax earnings.

Net Interest Income.  The discussion of net interest income for the three months ended June 30, 2008 and 2007 presented below should be read in conjunction with the following tables, which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)

	Three Months Ended June 30,
		2008			2007
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,004,756	$44,147	5.88%	$2,750,429	$40,697	5.92%
Other loans	1,815	41	9.04	1,771	42	9.49
Mortgage-backed securities	303,581	3,370	4.44	146,181	1,435	3.93
Investment securities	34,540	364	4.22	25,534	377	5.91
Federal funds sold and other short-term investments	116,778	1,346	4.61	193,663	2,793	5.77
Total interest-earning assets	3,461,470	$49,268	5.69%	3,117,578	$45,344	5.82%
Non-interest earning assets	197,613			150,158
Total assets	$3,659,084			$3,267,736

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$96,174	$580	2.42%	$42,705	$186	1.75%
Money Market accounts	712,160	4,443	2.50	636,893	6,103	3.84
Savings accounts	278,782	399	0.57	293,759	449	0.61
Certificates of deposit	978,975	9,030	3.70	1,097,137	12,838	4.69
Borrowed Funds	1,108,931	11,706	4.23	698,765	8,099	4.65
Total interest-bearing liabilities	3,175,022	26,158	3.30%	2,769,259	27,675	4.01%
Non-interest bearing checking accounts	92,386			96,413
Other non-interest-bearing liabilities	120,703			121,782
Total liabilities	3,388,111			2,987,454
Stockholders' equity	270,973			280,282
Total liabilities and stockholders' equity	$3,659,084			$3,267,736
Net interest income		$23,110			$17,669
Net interest spread			2.39%			1.81%
Net interest-earning assets	$286,448			$348,319
Net interest margin			2.67%			2.27%
Ratio of interest-earning assets to interest-bearing liabilities			109.02%			112.58%

Rate/Volume Analysis (Unaudited)

	Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$3,744	$(294)	$3,450
Other loans	2	(3)	(1)
Mortgage-backed securities	1,647	288	1,935
Investment securities	114	(127)	(13)
Federal funds sold and other short-term investments	(997)	(450)	(1,447)
Total	4,510	(586)	3,924

Interest-bearing liabilities:
Interest bearing checking accounts	$278	$116	$394
Money market accounts	595	(2,255)	(1,660)
Savings accounts	(22)	(28)	(50)
Certificates of deposit	(1,242)	(2,566)	(3,808)
Borrowed funds	4,547	(940)	3,607
Total	4,156	(5,673)	(1,517)
Net change in net interest income	$354	$5,087	$5,441

During the six months ended June 30, 2008, Federal Open Market Committee ("FOMC") monetary policies resulted in a 225 basis point reduction of the overnight federal funds rate from 4.25% to 2.00%.  This reduction far exceeded the decline in medium- and long-term interest rates offered throughout the financial markets, thus creating a steeper market interest rate yield curve during the period.  This trend favorably impacted the Company's net interest income and net interest margin during the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Interest Income.  Interest income was $49.3 million during the three months ended June 30, 2008, an increase of $3.9 million from $45.3 million during the three months ended June 30, 2007.  This resulted primarily from increases in interest income of $3.5 million and $1.9 million on real estate loans and MBS, respectively, that were partially offset by a decline of $1.4 million in interest income on federal funds sold and other short-term investments.

The increase in interest income on real estate loans resulted from growth in their average balance of $254.3 million during the three months ended June 30, 2008 compared to the three months ended June 30, 2007, reflecting originations of $844.4 million between July 2007 and June 2008, which were partially offset by principal repayments of $487.6 million and loan sales of $62.5 million during the same period.

The increase in interest income on MBS resulted from an increase of $157.4 million in their average balance coupled with an increase of 51 basis points in their average yield during the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  The increase in average balance resulted from $221.8 million of MBS purchases during the period July 2007 through June 2008, that were partially offset by $41.2 million in principal repayments during the same period.  The increase in average yield on MBS reflected the steeper yield curve during the three months ended June 30, 2008, as increases in yields on these securities that resulted from tightening of monetary policy by the FOMC during 2006 and 2007 were not adversely impacted by the reduction in short-term interest rates that resulted from the monetary policy of the FOMC during the first six months of 2008.

The decrease in interest income on federal funds sold and other short-term investments resulted from a decline of $76.9 million in their average balance (as these liquid investments were utilized to fund real estate loans and MBS purchases during the six months ended June 30, 2008), along with a reduction of 116 basis points in their average yield (reflecting lower federal funds and benchmark short-term interest rates during the six months ended June 30, 2008 as a result of monetary policy actions of the FOMC).

Interest Expense.  Interest expense decreased $1.5 million, to $26.2 million, during the three months ended June 30, 2008, from $27.7 million during the three months ended June 30, 2007.  The decline during the comparable period resulted primarily from reductions in interest expense of $5.1 million and $3.1 million on CDs and money market accounts, respectively.  These declines were partially offset by increased interest expense of $3.6 million on borrowed funds.

The decline in interest expense on CDs resulted from both decreases of $118.2 million in their average balance and 99 basis points in their average cost during the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  The decline in average cost during the period reflected lower offering rates during the three months ended June 30, 2008, as short-term market interest rates, which influence the pricing of CDs, declined by 225 basis points during the six months ended June 30, 2008.  The decline in average balance of CDs reflected deposit pricing strategies implemented by the Bank during the six months ended June 30, 2008 which de-emphasized the use of CDs as a funding source.

The decrease in interest expense on money market accounts was due to a decline of 134 basis points in their average rate, as the Bank lowered offering rates on money market accounts from March through June 2008 in response to the significant reduction in benchmark short-term interest rates that occurred during the first three months of 2008.  The average balance of money markets increased $75.3 million during the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  The balance of money markets increased during 2007 through successful promotional activities.  In addition, the Bank's offering rates on money market accounts lagged the decline in short-term interest rates in the financial markets during the first three months of 2008.  As a result, the Bank retained a large portion of its money market balances during this period, contributing to their increased average balance during the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

The increase in interest expense on borrowed funds resulted from $410.2 million growth in their average balance during the three months ended June 30, 2008 compared to the three months ended June 30, 2007, as the Company added $603.0 million of REPOs and FHLBNY advances from July 1, 2007 to June 30, 2008 in order to fund operational requirements and help maintain pricing discipline on deposits.

Provision for Credit Losses.  The provision for credit losses was $310,000 during the three months ended June 30, 2008, an increase of $250,000 over the provision of $60,000 recorded during the three months ended June 30, 2007.  The increase reflected the estimated losses related to the significant growth in the real estate loan portfolio (including commitments to fund loans in the September 2008 quarter) that occurred during the quarter ended June 30, 2008.

Non-Interest Income.  Non-interest income decreased $527,000, from $2.4 million during the three months ended June 30, 2007, to $1.9 million during the three months ended June 30, 2008.  The decline resulted primarily from reduction in net mortgage banking income of $385,000.  The reduction in net mortgage banking income resulted from both a decline of

$91,000 in the gain on sales of loans (reflecting lower sales volume and gain levels on the loans sold during the three months ended June 30, 2008 compared to the three months ended June 30, 2007), along with a charge to net mortgage banking income of $300,000 that was recognized during the three months ended June 30, 2008 for an increase to the reserve liability for losses on loans sold with recourse.  See "Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality" for a further discussion of the $300,000 charge to the book reserve for losses on loans sold with recourse.  The lower sales volume experienced during the three months ended June 30, 2008 compared to the three months ended June 30, 2007 reflected less favorable offering rates on new loans offered by FNMA during the three months ended June 30, 2008, and the lower gain level reflected the lower sales volume during the comparable period.

The Bank additionally incurred a loss of $128,000 on a non-recurring sale of OREO properties during the three months ended June 30, 2008.  There were no sales of assets during the three months ended June 30, 2007.  The remaining decline in non-interest income resulted from a reduction in fees earned on funds advanced by the Bank for check clearing.  These fees are derived from short-term interest rates, which declined by approximately 225 basis points during the six months ended June 30, 2008.

Non-Interest Expense.  Non-interest expense was $12.3 million during the three months ended June 30, 2008, an increase of $1.1 million from $11.2 million during the three months ended June 30, 2007.

Salaries and employee benefits increased $538,000 during the comparative period as a result of regular increases to existing employee compensation levels, along with increases related to the additions of a management position in the Bank's lending department and new management positions required for one completed and one scheduled retail branch openings in 2008.  Stock benefit plan amortization expense increased $153,000, reflecting both three months of expense recognized on equity awards granted to officers in May 2007 (compared to two months of expense recognized during the June 2007 quarter) along with higher ESOP expense resulting from an increase in the Holding Company's common stock price during the quarter ended June 30, 2008 compared to the three months ended June 30, 2007.

Occupancy and equipment expense increased by $252,000 during the comparative period, due primarily to the opening of the Borough Park branch in March 2008, along with a substantial increase in the monthly rental cost of the Bank's Bronx branch commencing in late 2007.  Federal deposit insurance costs increased $110,000 as a result of the insurance fund re-capitalization plan implemented by the Federal Deposit Insurance Corporation in late 2006.

Non-interest expense was 1.34% of average assets during the three months ended June 30, 2008, compared to 1.37% during the three months ended June 30, 2007.  This ratio declined despite the increase in non-interest expense during the comparative period due to growth of $391.3 million in average assets.

Income Tax Expense.  Income tax expense increased $825,000 during the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007, due to an increase of $3.6 million in pre-tax income during the period.  Partially offsetting this increase was a non-recurring reduction of $662,000 to income tax expense during the quarter ended June 30, 2008 from the reduction in the reserve for unrecognized tax benefits.

Comparison of Operating Results for the Six Months Ended June 30, 2008 and 2007

General.  Net income was $14.4 million during the six months ended June 30, 2008, an increase of $2.9 million from net income of $11.5 million during the six months ended June 30, 2007.  During the comparative period, net interest income increased $6.8 million, the provision for credit losses increased $250,000, non-interest income declined $850,000 and non-interest expense increased $2.1 million, resulting in a net increase in pre-tax net income of $3.6.  Income tax expense increased $675,000 during the comparative period due to the increased pre-tax earnings.

Net Interest Income.  The discussion of net interest income for the six months ended June 30, 2008 and 2007 presented below should be read in conjunction with the following tables, which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income (Unaudited)

	Six Months Ended June 30,
		2008			2007
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$2,949,510	$87,213	5.91%	$2,728,646	$80,947	5.93%
Other loans	1,816	85	9.36	1,833	87	9.49
Mortgage-backed securities	248,176	5,586	4.50	150,418	2,947	3.92
Investment securities	35,098	1,072	6.11	27,798	819	5.89
Federal funds sold and other short-term investments	156,197	3,542	4.54	184,673	5,262	5.70
Total interest-earning assets	3,390,797	$97,498	5.75	3,093,368	$90,062	5.82%
Non-interest earning assets	195,107			147,661
Total assets	$3,585,904			$3,241,029

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$80,004	$989	2.48%	$39,393	$306	1.57%
Money Market accounts	691,411	10,400	3.02	601,956	11,227	3.76
Savings accounts	275,311	766	0.56	294,854	873	0.60
Certificates of deposit	1,018,389	20,265	3.99	1,093,449	25,331	4.67
Borrowed Funds	1,052,410	22,737	4.33	725,694	16,770	4.66
Total interest-bearing liabilities	3,117,524	$55,157	3.55%	2,755,346	$54,507	3.99%
Non-interest bearing checking accounts	90,640			95,547
Other non-interest-bearing liabilities	107,998			106,789
Total liabilities	3,316,161			2,957,682
Stockholders' equity	269,743			283,347
Total liabilities and stockholders' equity	3,585,904			$3,241,029
Net interest income		$42,341			$35,555
Net interest spread			2.20%			1.83%
Net interest-earning assets	$273,273			$338,022
Net interest margin			2.50%			2.30%
Ratio of interest-earning assets to interest-bearing liabilities			108.77%			112.27%

Rate/Volume Analysis (Unaudited)

	Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007 Increase/ (Decrease) Due to:
	Volume	Rate	Total
Interest-earning assets:	(Dollars In thousands)
Real Estate Loans	$8,252	$(1,986)	$6,266
Other loans	-	(2)	(2)
Mortgage-backed securities	2,429	210	2,639
Investment securities	265	(12)	253
Federal funds sold and other short-term investments	(665)	(1,055)	(1,720)
Total	10,281	(2,845)	7,436

Interest-bearing liabilities:
Interest bearing checking accounts	$445	$238	$683
Money market accounts	2,511	($3,338)	(827)
Savings accounts	(53)	(54)	(107)
Certificates of deposit	(1,064)	(4,002)	(5,066)
Borrowed funds	9,573	(3,606)	5,967
Total	11,412	(10,762)	650
Net change in net interest income	$(1,131)	$7,917	$6,786

During the six months ended June 30, 2008, FOMC monetary policies resulted in a 225 basis point reduction of the overnight federal funds rate from 4.25% to 2.00%.  This reduction far exceeded the decline in medium- and long-term interest rates offered throughout the financial markets, thus creating a steeper market interest rate yield curve during the period.  This trend favorably impacted the Company's net interest income and net interest margin during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Interest Income.  Interest income was $97.5 million during the six months ended June 30, 2008, an increase of $7.4 million, from $90.1 million, during the six months ended June 30, 2007.  This resulted primarily from increases in interest income of $6.3 million and $2.6 million on real estate loans and MBS, respectively, that were partially offset by a decline of $1.7 million in interest income on federal funds sold and other short-term investments.

The increase in interest income on real estate loans resulted from growth in their average balance of $220.9 million during the six months ended June 30, 2008 compared to the six months ended June 30, 2007, reflecting originations of $844.4 million between July 2007 and June 2008, which were partially offset by principal repayments of $487.6 million and loan sales of $62.5 million during the same period.

The increase in interest income on MBS resulted from an increase of $97.8 million in their average balance coupled with an increase of 58 basis points in their average yield during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  The increase in average balance resulted from $221.8 million of MBS purchases during the period July 2007 through June 2008, that were partially offset by $41.2 million in principal repayments during the same period.  The increase in average yield on MBS reflected the steeper yield curve during the six months ended June 30, 2008, as increases in yields on these securities that resulted from tightening of monetary policy by the FOMC during 2006 and 2007 were not adversely impacted by the reduction in short-term interest rates that resulted from the monetary policy of the FOMC during the first six months of 2008.

The decrease in interest income on federal funds sold and other short-term investments resulted from a decline of $28.5 million in their average balance (as these liquid investments were utilized to fund real estate loans and MBS purchases during the six months ended June 30, 2008), along with a reduction of 116 basis points in their average yield (reflecting lower federal funds and benchmark short-term interest rates during the six months ended June 30, 2008 as a result of the monetary policy actions of the FOMC.

Interest Expense.  Interest expense increased $650,000, to $55.2 million, during the six months ended June 30, 2008, from $54.5 million during the six months ended June 30, 2007.  The additional expense resulted primarily from increases of interest expense of $6.0 million on borrowed funds and $683,000 on interest bearing checking accounts, that was partially offset by reductions in interest expense of $5.1 million and $827,000 on CDs and money market accounts, respectively.

The increase in interest expense on borrowed funds resulted from $326.7 million growth in their average balance during the six months ended June 30, 2008 compared to the six months ended June 30, 2007, as the Company added $603.0 million of REPOs and FHLBNY advances from July 1, 2007 to June 30, 2008 in order to fund operational requirements and help maintain pricing discipline on deposits.

The increase of $683,000 in interest expense on interest bearing checking accounts during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 resulted from an increase of $40.6 million in their average balance, coupled with an increase of 91 basis points in their average cost during the period, both of which reflected growth in Prime Dime interest bearing checking accounts that began in the second half of 2007 and continued during the six months ended June 30, 2008.

The decline in interest expense on CDs resulted from both decreases of $75.1 million in their average balance and 68 basis points in their average cost during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  The decline in average cost during the period reflected lower offering rates during the six months ended June 30, 2008, as short-term market interest rates, which influence the pricing of CDs, declined by 225 basis points during the six months ended June 30, 2008.  The decline in average balance of CDs reflected deposit pricing strategies implemented by the Bank during the six months ended June 30, 2008 which de-emphasized the use of CDs as a funding source.

The decrease in interest expense on money market accounts was due to a decline of 74 basis points in their average rate, as the Bank lowered offering rates on money market accounts from March through June 2008 in response to the reduction in benchmark short-term interest rates during the first six months of 2008.  The average balance of money markets increased $89.5 million during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  The balance of money markets increased during 2007 through successful promotional activities.  In addition, the Bank's offering rates on money market accounts lagged the decline in short-term interest rates in the financial markets during most of the first sixmonths of 2008.  As a result, the Bank retained a large portion of its money market balances during this period, contributing to their increased average balance during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Provision for Credit Losses.  The provision for credit losses was $370,000 during the six months ended June 30, 2008, an increase of $250,000 over the provision of $120,000 recorded during the six months ended June 30, 2007.  The increase reflected the estimated losses related to the significant growth in the real estate loan portfolio (including commitments to fund loans in the September 2008 quarter) that occurred during the six months ended June 30, 2008.

Non-Interest Income.  Non-interest income decreased $850,000, from $4.9 million during the six months ended June 30, 2007 to $4.0 million during the six months ended June 30, 2008.  The decline resulted primarily from reduction in net mortgage banking income of $531,000.  The reduction in net mortgage banking income resulted from both a decline of $248,000 in the gain on sales of loans (reflecting lower sales volume and gain levels on the loans sold during the six months ended June 30, 2008 compared to the six months ended June 30, 2007), along with a charge to net mortgage banking income of $300,000 that was recognized during the six months ended June 30, 2008 for an increase to the reserve liability for losses on loans sold with recourse.  See "Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality" for a further discussion of the $300,000 charge to the book reserve for losses on loans sold with recourse.  The lower sales volume experienced during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 reflected less favorable offering rates on new loans offered by FNMA during the six months ended June 30, 2008, and the lower gain level reflected the lower sales volume during the comparable period.

The Bank additionally incurred a loss of $128,000 on a non-recurring sale of OREO properties during the six months ended June 30, 2008.  There were no sales of assets during the six months ended June 30, 2007.  The remaining decline in non-interest income resulted from lower inspection fees collected on loans (as these fees were billed to borrowers earlier in 2007 than in 2008), along with a reduction in fees earned on funds advanced by the Bank for check clearing (which are derived from short-term interest rates that declined approximately 225 basis points during the six months ended June 30, 2008).

Non-Interest Expense.  Non-interest expense was $24.5 million during the six months ended June 30, 2008, an increase of $2.1 million from $22.4 million during the six months ended June 30, 2007.

Salaries and employee benefits increased $1.0 million during the comparative period as a result of regular increases to existing employee compensation levels, along with increases related to the additions of a management position in the Bank's lending department and new management positions required for one completed and one scheduled retail branch openings in 2008.  Stock benefit plan amortization expense increased $452,000, reflecting both six months of expense recognized on equity awards granted to officers in May 2007 (compared to two months of expense recognized during the first six months of 2007) along with higher ESOP expense resulting from an increase in the Holding Company's common stock price during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Occupancy and equipment expense increased by $328,000 during the comparative period, due primarily to the opening of the Borough Park branch in March 2008, along with a substantial increase in the monthly rental cost of the Bank's Bronx branch commencing in late 2007.  Federal deposit insurance costs increased $112,000 as a result of the insurance fund re-capitalization plan implemented by the Federal Deposit Insurance Corporation in late 2006.

Other non-interest expenses increased $299,000, primarily as a result of additional professional fees related to various consultation matters.

Non-interest expense was 1.37% of average assets during the six months ended June 30, 2008, compared to 1.39% during the six months ended June 30, 2007.  This ratio declined despite the increase in non-interest expense during the comparative period due to growth of $344.9 million in average assets.

Income Tax Expense.  Income tax expense increased $675,000 during the six months ended June 30, 2008 compared to the six months ended June 30, 2007, due to an increase of $3.6 million in pre-tax income during the period.  Partially offsetting this increase were non-recurring reductions to income tax expense during the six months ended June 30, 2008 of $662,000 from the reduction in the reserve for unrecognized tax benefits, and $279,000 from adjustments related to completion of the June 30, 2007 tax returns.

Outlook for the Remainder of 2008

Please refer to the section entitled "Outlook" in Exhibit 99 to the Current Report on Form 8-K furnished to the SEC on July 24, 2008 for a discussion of the Company's outlook for financial reporting periods subsequent to June 30, 2008.

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2007 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on March 18, 2008.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At June 30, 2008, the Company owned no trading assets, nor did it conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2007 to June 30, 2008.

Interest Sensitivity Gap.  There was no material change in the computed one-year interest sensitivity gap from December 31, 2007 to June 30, 2008.

Interest Rate Risk Exposure (Net Portfolio Value) Compliance.  At June 30, 2008, the Bank continued to monitor the impact of interest rate volatility upon net interest income and net portfolio value ("NPV") in the same manner as at December 31, 2007.  There were no changes in the Board-approved limits of acceptable variance in the effect of interest rate fluctuations upon net interest income and NPV at June 30, 2008 compared to December 31, 2007.

The analysis that follows presents the estimated NPV resulting from market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under four other interest rate scenarios (each a "Rate Shock Scenario") represented by immediate, permanent, parallel shifts in interest rates from those observed at June 30, 2008 and December 31, 2007.  The analysis additionally presents a measurement of the interest rate sensitivity at June 30, 2008 and December 31, 2007.  Interest rate sensitivity is measured by the basis point changes in the various NPV ratios ("NPV Ratios") from the Pre-Shock Scenario to the Rate Shock Scenarios.  NPV Ratios represent the NPV as a percentage of the total value of assets determined under each respective Pre- and Rate Shock Scenario.  An increase in the NPV Ratio is considered favorable, while a decline is considered unfavorable.

	At June 30, 2008
	Net Portfolio Value					At December 31, 2007
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Basis Point Change in NPV Ratio	NPV Dollar Amount	NPV Ratio	Basis Point Change in NPV Ratio	Board Approved NPV Ratio Limit
	(Dollars in thousands)
Rate Shock Scenario
+ 200 Basis Points	$246,075	(76,802)	-23.79%	6.86%	(184)	$263,704	7.79%	(211)	6.0%
+ 100 Basis Points	288,769	(34,108)	-10.56%	7.91	(79)	310,161	9.00	(90)	7.0
Pre-Shock Scenario	322,877	-	-	8.70	-	346,924	9.90	-	8.0
- 100 Basis Points	342,949	20,072	6.22%	9.11	41	364,169	10.25	35	8.0
- 200 Basis Points	N/A	N/A	N/A	N/A	N/A	363,913	10.14	24	8.0

The NPVs presented above incorporate some asset and liability values derived from the Bank’s valuation model, such as those for mortgage loans and time deposits, and some asset and liability values that are provided by reputable independent sources, such as values for the Bank's MBS and CMO portfolios, as well as its putable borrowings.  The Bank's valuation model makes various estimates regarding cash flows from principal repayments on loans and passbook deposit balance decay rates at each level of interest rate change.  The Bank's estimates for loan repayment levels are influenced by the recent history of prepayment activity in its loan portfolio as well as the interest rate composition of the existing portfolio, especially vis-à-vis the current interest rate environment.  In addition, the Bank considers the amount of fee protection inherent in the loan portfolio when estimating future repayment cash flows.  Regarding passbook deposit decay rates, the Bank tracks and analyzes the decay rate of its passbook deposits over time and over various interest rate scenarios and then makes estimates of its passbook deposit decay rate for use in the valuation model.  No matter the care and precision with which the estimates are derived, actual cash flows for passbooks, as well as loans, could differ significantly from the Bank's estimates, resulting in significantly different NPV calculations.

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

The Pre-Shock Scenario NPV declined from $346.9 million at December 31, 2007 to $322.9 million at June 30, 2008.  The NPV Ratio at June 30, 2008 was 8.70% in the Pre-Shock Scenario, a decrease from the NPV Ratio of 9.90% in that Scenario at December 31, 2007.  The decrease in the Pre-Shock Scenario NPV was due primarily to an increase in the valuation of borrowings (which negatively impact NPV) that resulted from both increased volume and from declines in short and medium-term term interest rates at June 30, 2008 compared to December 31, 2007.  This was partially offset by an increase in the valuation of real estate loans during the same period, resulting primarily from the advance of the loans to their contractual interest rate repricing dates (thus favorably impacting their valuation).

The Bank’s +200 basis point Rate Shock Scenario NPV decreased from $263.7 million at December 31, 2007 to $246.1 million at June 30, 2008.  The decrease resulted primarily from the growth in the loan portfolio during the six months ended June 30, 2008 and the large loan commitment pipeline at June 30, 2008.  The growth of the loan portfolio that resulted from new loans originated during the six months ended June 30, 2008, and the large commitment pipeline at June 30, 2008 created a longer term to next interest rate repricing for assets at June 30, 2008 compared to December 31, 2007.  Assets with a longer term to next interest rate repricing generate a less favorable NPV in a rising rate interest rate environment.  As a result, the decline in the NPV of total assets from the Pre- ShockScenario to the +200 basis point Rate Shock Scenario  was greater at June 30, 2008 than December 31, 2007.

The NPV Ratio was 6.86% in the +200 basis point Rate Shock Scenario at June 30, 2008, a decrease from the NPV Ratio of 7.79% in the +200 basis point Rate Shock Scenario at December 31, 2007.  The decrease reflected the aforementioned decrease in the +200 basis point Rate Shock Scenario NPV during the comparative period.

At June 30, 2008, the interest rate sensitivity (i.e., the basis point change in the NPV Ratio calculated under the various Rate Shock Scenarios compared to the Pre-Shock Scenario) in the +200 basis point Rate Shock Scenario NPV Ratio was negative 184 basis points, compared to interest rate sensitivity of negative 211 basis points in the +200 basis point Rate Shock Scenario NPV Ratio at December 31, 2007.  The reduction in sensitivity was due primarily to the favorable valuation of borrowings in the +200 basis point Rate Shock Scenario NPV compared to the Pre-Shock Scenario NPV at June 30, 2008 compared to December 31, 2007.  This favorable valuation resulted from an increase in the average contractual term to next interest rate repricing on the Bank's borrowings as a result of borrowings added during the six months ended June 30, 2008, as well as interest rate caps purchased with a portion of the borrowings added during the period that provide protection in the event that interest rates rise.

Item 4.  Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2008, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2008 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The Holding Company did not repurchase any shares of its common stock into treasury during the three months ended June 30, 2008.  No existing repurchase programs expired during the three months ended June 30, 2008, nor did the Company terminate any repurchase programs prior to expiration during the quarter.  As of June 30, 2008, the Company had an additional 1,124,549 shares remaining eligible for repurchase under its twelfth stock repurchase program, which was publicly announced in June 2007.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Security Holders

(a)           The Holding Company's 2008 Annual Meeting of Shareholders was held on May 15, 2008.

(c)           The following is a summary of the matters voted upon at the meeting and the votes obtained:

Description	Votes For	Votes Against	Abstentions	Votes Withheld	Broker Non-Votes

1) Election of the following individuals as Directors for a term to expire at the 2011 Annual Meeting of Shareholders:
Kenneth J. Mahon	28,695,856	-0-	-0-	2,067,026	-0-
George L. Clark, Jr.	29,779,699	-0-	-0-	983,183	-0-
Steven D. Cohn	29,590,429	-0-	-0-	1,172,453	-0-
John J. Flynn	29,596,432	-0-	-0-	1,166,450	-0-

2) Approval of Amendment No. 1 to the 2004 Stock Incentive Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc.	24,707,799	1,894,844	109,999	-0-	4,050,240

3) Ratification of the appointment of Deloitte & Touche LLP to act as independent auditors for the Company for the year ending December 31, 2008	30,439,329	289,959	33,594	-0-	-0-

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

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (8)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees
10.22	Waiver executed by Vincent F. Palagiano (12)
10.23	Waiver executed by Michael P. Devine (12)
10.24	Waiver executed by Kenneth J. Mahon (12)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (11)
10.26	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh , Dime Community Bancshares, Inc. and Christopher D. Maher (13)
10.27	Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (11)
10.28	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Daniel Harris (14)
31(i).1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31(i).2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

(1)	Incorporated by reference to the registrant's Transition Report on Form 10-K for the transition period ended December 31, 2002 filed on March 28, 2003.
(2)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 9, 2007.

(3)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 filed on September 28, 1998.
(4)	Incorporated by reference to the registrant's Current Report on Form 8-K dated April 9, 1998 and filed on April 16, 1998.
(5)	Incorporated by reference to Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed on September 26, 1997.
(6)
Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed on September 26, 1997, and the Current Reports on Form 8-K filed on March 22, 2004 and March 29, 2005.

(7)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed on September 28, 2000.
(8)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003.
(9)	Incorporated by reference to Exhibits to the registrant’s Registration Statement No. 333-117743 on Form S-4 filed on July 29, 2004.
(10)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 15, 2004.
(11)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2005.
(12)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005.
(13)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 9, 2006.
(14)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 12, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: August 8, 2008	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: August 8, 2008	By: /s/ KENNETH J. MAHON
Kenneth J. Mahon
First Executive Vice President and Chief Financial Officer (Principal Accounting Officer)