Form 10-Q
period 2008-09-30
DIME COMMUNITY BANCSHARES INC
filed 2008-11-06
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
OR

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

LARGE ACCELERATED FILER ___	ACCELERATED FILER X	NON -ACCELERATED FILER ___	SMALLER REPORTING COMPANY ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES                                       NO            X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at November 4, 2008
$.01 Par Value	34,179,900

	PART I - FINANCIAL INFORMATION
		Page
Item 1.	Condensed Financial Statements
	Consolidated Statements of Financial Condition at September 30, 2008 and December 31, 2007	3
	Consolidated Statements of Operations for the Three-Month and Nine-Month Period Ended September 30, 2008 and 2007	4
	Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2008 and 2007 and Consolidated Statements of Comprehensive Income for the Three-Months and Nine-Month Periods Ended September 30, 2008 and 2007	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	6
	Notes to Consolidated Financial Statements	7-19
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37-38
Item 4.	Controls and Procedures	38

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Submission of Matters to a Vote of Security Holders	39
Item 5.	Other Information	39
Item 6.	Exhibits	40-41
	Signatures	42

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

Item 1.  Condensed Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)
	September 30, 2008 (Unaudited)	December 31, 2007
ASSETS:
Cash and due from banks	$78,159	$101,708
Federal funds sold and other short-term investments	-	128,014
Investment securities held-to-maturity (market value of $8,446 at September 30, 2008 and $80 at December 31, 2007) (None encumbered at September 30, 2008, and $80 encumbered at December 31, 2007)	11,513	80
Investment securities available-for-sale, at fair value (fully unencumbered)	16,059	34,095
Mortgage-backed securities available-for-sale, at fair value:
Encumbered	244,447	160,821
Unencumbered	64,647	1,943
Total mortgage-backed securities available-for-sale	309,094	162,764
Loans:
Real estate, net	3,191,341	2,873,966
Other loans	2,133	2,169
Less allowance for loan losses	(16,549)	(15,387)
Total loans, net	3,176,925	2,860,748
Loans held for sale	736	890
Premises and fixed assets, net	25,883	23,878
Federal Home Loan Bank of New York ("FHLBNY") capital stock	52,985	39,029
Goodwill	55,638	55,638
Other assets	101,644	94,331
Total Assets	$3,828,636	$3,501,175
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,010,684	$2,091,600
Non-interest bearing deposits	87,093	88,398
Total deposits	2,097,777	2,179,998
Escrow and other deposits	80,110	52,209
Securities sold under agreements to repurchase	230,000	155,080
FHLBNY advances	1,009,675	706,500
Subordinated notes payable	25,000	25,000
Trust Preferred securities payable	72,165	72,165
Other liabilities	37,807	41,371
Total Liabilities	3,552,534	3,232,323
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at September 30, 2008 and December 31, 2007)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 51,121,694 shares and 50,906,278 shares issued at September 30, 2008 and December 31, 2007, respectively, and 34,179,275 shares and 33,909,902 shares outstanding at September 30, 2008 and December 31, 2007, respectively)	511	509
Additional paid-in capital	213,335	208,369
Retained earnings	297,146	288,112
Accumulated other comprehensive loss, net of deferred taxes	(10,408)	(4,278)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(3,990)	(4,164)
Unearned restricted stock awards	(2,014)	(634)
Common stock held by Benefit Maintenance Plan ("BMP")	(8,007)	(7,941)
Treasury stock, at cost (16,942,419 shares and 16,996,376 shares at September 30, 2008 and December 31, 2007, respectively)	(210,471)	(211,121)
Total Stockholders' Equity	276,102	268,852
Total Liabilities And Stockholders' Equity	$3,828,636	$3,501,175

See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income:
Loans secured by real estate	$47,734	$41,420	$134,947	$122,367
Other loans	41	45	126	132
Mortgage-backed securities	3,610	1,588	9,196	4,535
Investment securities	340	374	1,412	1,194
Federal funds sold and other short-term investments	783	1,474	4,325	6,736
Total interest income	52,508	44,901	150,006	134,964

Interest expense:
Deposits and escrow	12,927	18,919	45,347	56,657
Borrowed funds	14,399	8,604	37,136	25,375
Total interest expense	27,326	27,523	82,483	82,032
Net interest income	25,182	17,378	67,523	52,932
Provision for credit losses	596	60	966	180
Net interest income after provision for credit losses	24,586	17,318	66,557	52,752

Non-interest income:
Service charges and other fees	1,500	1,419	3,690	3,677
Net mortgage banking (loss) income	(724)	269	(408)	1,116
Net loss on sales of other real estate owned and other assets	-	-	(129)	-
Income from bank owned life insurance	504	1,042	1,492	2,018
Other	397	401	1,059	1,198
Total non-interest income	1,677	3,131	5,704	8,009

Non-interest expense:
Salaries and employee benefits	6,486	5,865	18,897	17,255
Stock benefit plan amortization expense	1,005	802	2,716	2,061
Occupancy and equipment	1,815	1,566	5,150	4,572
Federal deposit insurance premiums	361	67	598	191
Data processing costs	827	842	2,384	2,520
Other	2,419	2,575	7,706	7,565
Total non-interest expense	12,913	11,717	37,451	34,164

Income before income taxes	13,350	8,732	34,810	26,597
Income tax expense	4,997	3,188	12,075	9,591
Net income	$8,353	$5,544	$22,735	$17,006

Earnings per Share:
Basic	$0.26	$0.17	$0.70	$0.50
Diluted	$0.25	$0.17	$0.69	$0.50

See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands)
	Nine Months Ended September 30,
	2008	2007
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Common Stock (Par Value $0.01):
Balance at beginning of period	$509	$509
Shares issued in exercise of options	2	-
Balance at end of period	511	509
Additional Paid-in Capital:
Balance at beginning of period	208,369	206,601
Stock options exercised	2,463	107
Tax benefit of stock plans	476	174
Amortization of excess fair value over cost – ESOP	787	605
Stock option expense	771	394
Release from treasury stock for restricted stock award shares	469	15
Balance at end of period	213,335	207,896
Retained Earnings:
Balance at beginning of period	288,112	285,420
Net income for the period	22,735	17,006
Cash dividends re-assumed through liquidation of Recognition and Retention Plan ("RRP")	-	958
Cash dividends declared and paid	(13,678)	(14,427)
Cumulative effect adjustment for the adoption of the transition requirements of Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158")	(23)	-
Cumulative effect adjustment for the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"	-	(1,704)
Balance at end of period	297,146	287,253
Accumulated Other Comprehensive Income:
Balance at beginning of period	(4,278)	(7,100)
Cumulative effect adjustment for the adoption of the transition requirements of SFAS 158	(64)	-
Change in other comprehensive (loss) income during the period, net of deferred taxes	(6,066)	1,399
Balance at end of period	(10,408)	(5,701)
ESOP:
Balance at beginning of period	(4,164)	(4,395)
Amortization of earned portion of ESOP stock	174	173
Balance at end of period	(3,990)	(4,222)
Unearned restricted stock awards and unallocated common stock of RRP:
Balance at beginning of period	(634)	(3,452)
Amortization of earned portion of restricted stock awards	393	(165)
Release from treasury stock for restricted stock award shares	(1,773)	265
Transfer of common stock to treasury upon liquidation of RRP	-	2,611
Balance at end of period	(2,014)	(741)
Common Stock Held by BMP
Balance at beginning of period	(7,941)	(7,941)
Common stock acquired	(66)	-
Balance at end of period	(8,007)	(7,941)
Treasury Stock:
Balance at beginning of period	(211,121)	(179,011)
Purchase of treasury shares, at cost	(654)	(25,533)
Release from treasury stock for restricted stock award shares	1,304	150
Transfer of common stock to treasury upon liquidation of RRP	-	(2,611)
Balance at end of period	(210,471)	(207,005)
Total Stockholders' Equity	276,102	$270,048

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Statements of Comprehensive Income	2008	2007	2008	2007
Net Income	$8,353	$5,544	$22,735	$17,006
Net unrealized securities (losses) gains arising during the period, net of (taxes) benefit of $2,360 and $(1,153) during the three months ended September 30, 2008 and 2007, respectively, and $5,187 and $(1,192) during the nine months ended September 30, 2008 and 2007, respectively	(2,771)	1,353	(6,089)	1,399
Amortization of net unrealized loss on securities transferred from available-for- sale to held-to-maturity, net of tax of $(19) during the three months and nine months ended September 30, 2008	23	-	23	-
Comprehensive income	$5,605	$6,897	$16,669	$18,405
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$22,735	$17,006
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss on sale of other real estate owned and other assets	129	-
Net gain on sale of loans held for sale	(1,021)	(546)
Net depreciation and amortization	1,348	1,220
ESOP compensation expense	960	779
Stock plan compensation (excluding ESOP)	1,165	659
Provision for credit losses	966	180
Charge to net mortgage banking income - provision to increase the liability for loans sold with recourse	2,027	-
Increase in cash surrender value of Bank Owned Life Insurance	(1,492)	(840)
Deferred income tax credit	(1,050)	(539)
Excess tax benefits of stock plans	(476)	(174)
Changes in assets and liabilities:
Origination of loans held for sale	(146,963)	(45,332)
Proceeds from sale of loans held for sale	148,138	47,078
Decrease (Increase) in other assets	537	(3,873)
(Decrease) Increase in other liabilities	(5,751)	5,362
Net cash provided by operating activities	21,252	20,980
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in federal funds sold and other short term investments	128,014	43,528
Proceeds from maturities of investment securities held-to-maturity	80	75
Proceeds from maturities of investment securities available-for-sale	1,000	1,000
Proceeds from calls and redemptions of investment securities available-for-sale	729	6,507
Purchases of investment securities available-for-sale	(4,428)	(12,181)
Principal collected on mortgage-backed securities available-for-sale	35,889	24,669
Purchases of mortgage-backed securities available-for-sale	(183,849)	(37,992)
Net increase in loans	(318,038)	(135,765)
Purchases of fixed assets, net	(3,327)	(1,903)
Proceeds from the sale of other real estate owned	767	-
Purchase of FHLBNY capital stock	(13,956)	(2,334)
Net cash used in investing activities	(357,119)	(114,396)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in due to depositors	(82,221)	65,488
Net increase in escrow and other deposits	27,901	26,199
Increase in securities sold under agreements to repurchase	74,920	34,925
Increase in FHLBNY advances	303,175	15,000
Cash dividends paid	(13,678)	(14,427)
Cash dividends re-assumed through liquidation of RRP	-	958
Exercise of stock options	2,465	107
Excess tax benefits of stock plans	476	174
Acquisition of common stock by BMP	(66)	-
Purchase of treasury stock	(654)	(25,533)
Net cash provided by financing activities	312,318	102,891
(DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(23,549)	9,475
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	101,708	26,264
CASH AND DUE FROM BANKS, END OF PERIOD	$78,159	$35,739
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$16,528	$9,471
Cash paid for interest	80,475	80,597
Loans transferred to other real estate owned	895	-
Other comprehensive (loss)	(6,066)	1,399
Cumulative effect adjustment for the adoption of the transition requirements of SFAS 158	(64)	-
Transfer of securities from available-for-sale to held-to-maturity (at fair value)	11,501	-

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

2.   SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of September 30, 2008, and the results of operations and statements of comprehensive income, changes in stockholders' equity and cash flows for the three-month and nine-month periods ended September 30, 2008 and 2007.  The results of operations for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2008.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the U. S. Securities and Exchange Commission ("SEC").

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

3.   RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defined fair value, established a framework for measuring fair value under GAAP, and expanded disclosures about fair value measurements.  Other current accounting pronouncements that require or permit fair value measurements require application of SFAS 157.  SFAS 157 does not require any new fair value measurements, however, changes the definition of, and methods used to measure, fair value.  SFAS 157 emphasizes fair value as a market-based, not entity-specific, measurement. Under SFAS 157, a fair value measurement should be based on the assumptions that market participants would use in pricing the asset or liability.  SFAS 157 further establishes a fair value hierarchy that distinguishes between (i) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs), and (ii) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. SFAS 157 also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.  The Company adopted SFAS 157 on January 1, 2008.  Disclosures required as a result of the adoption of SFAS 157 are included in Note 10.

In February 2008, the FASB issued Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157, Fair Value Measurements" ("FSP 157-2").  FSP 157-2 delays the effective date of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.

On October 10, 2008, the FASB issued Staff Position FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." ("FSP 157-3").  FSP 157-3 clarified the application of SFAS 157 in a market that is not active.  FSP 157-3 reiterated several key principles of SFAS 157, such as the requirement that a fair value measurement represent the price at which a transaction would occur between market participants as of the measurement date.  FSP 157-3 further clarified that where there is little, if any, market activity for an asset at the measurement date, the fair value measurement objectives outlined in SFAS 157 do not vary (i.e., the price that would be received by the holder of the financial asset in an orderly transaction that is not a forced liquidation or distressed sale as of the measurement date). FSP 157-3 stated that even in times of market dislocation, it is not appropriate to conclude that all market activity represents forced liquidations or distressed sales. However, it is also not appropriate to automatically conclude that any transaction price is determinative of fair value. Under FSP 157-3, determining fair value in a dislocated market depends on the facts and circumstances and may require the use of significant judgment about whether individual transactions are forced liquidations or distressed sales. FSP 157-3 further states that in determining fair value of a financial asset, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available.  Under FSP 157-3, regardless of the valuation technique used, an entity must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks. FSP 157-3 noted that although broker or pricing service quotes may be an appropriate input when measuring fair value, they are not necessarily determinative if an active market does not exist for the financial asset, since, when markets are not active, brokers may rely more on models with inputs based on information available only to the broker. FSP 157-3 stated that when weighing a broker quote as an input to a fair value measurement, an entity should place less reliance on quotes that do not reflect the result of market transactions; and the nature of the quote should be considered when weighing the available evidence.  FSP 157-3 reaffirmed the importance of adhering to all SFAS 157 disclosure requirements in the event that an entity obtains a fair value measurement using significant unobservable inputs, while not requiring any new disclosures.  FSP 157-3 was deemed effective upon issuance, including prior periods for which financial statements have not been issued.  Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate.  Adoption of FSP 157-3 did not have a material impact upon the Company's consolidated financial condition or results of operations.

In June 2008, the FASB finalized Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1").  FSP EITF 03-6-1 affects entities that accrue cash dividends on share-based payment awards during the service period when the dividends need not be returned if the employees forfeit the awards.  Under FSP EITF 03-6-1, all share-based payment awards that accrue cash dividends (whether paid or unpaid) any time the common shareholders receive dividends are considered participating securities if the dividends need not be returned to the entity if the employee forfeits the award. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share under SFAS 128, "Earnings Per Share."  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  FSP EITF 03-6-1 requires an entity to retroactively adjust all prior-period earnings per share computations to reflect its provisions.  Early adoption of the FSP EITF 03-6-1 is not permitted.  Adoption of FSP EITF 03-6-1 is not expected to have a material impact upon the Company's consolidated financial condition or results of operations.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162").  SFAS 162 categorizes the hierarchy of GAAP sources applicable to non-governmental entities as follows: (a) FASB Statements of Financial Accounting Standards, FASB Interpretations, SFAS No. 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants ("AICPA") Accounting Research Bulletins and Accounting Principles Board Opinions not superseded by the FASB; (b) FASB Technical Bulletins, AICPA Industry Audit and Accounting Guides and AICPA Statements of Position that have been cleared for issuance by the FASB; (c) Accounting Standards Executive Committee Practice Bulletins that have been cleared for issuance by the FASB, consensus positions of the Emerging Issues Task Force ("EITF"), and Appendix D Topics discussed by the EITF; and (d) Implementation Guides (Questions and Answers) published by the FASB Staff, AICPA Accounting Interpretations, AICPA Industry Accounting and Auditing Guides and AICPA Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the applicable industry.  Under SFAS 162, an entity may not represent that its financial statements are presented in accordance with GAAP if the principles used depart from the GAAP hierarchy and such departure had a material effect on the financial statements.  SFAS 162 will become effective 60 days following approval by the SEC of amendments made by the Public Company Accounting Oversight Board to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles," which remove the detailed description of GAAP and replace it with an instruction to refer to SEC requirements to identify the accounting principles applicable to the particular company under audit.  Adoption of SFAS 162 is not expected to have a material impact upon the Company's consolidated financial condition or results of operations.

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

In February 2008, the FASB issued Staff Position FAS 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions" ("FSP 140-3").  FSP 140-3 provides guidance on accounting for a transfer of a financial asset and repurchase financing. FSP 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), however, if certain criteria are satisfied, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS 140. Under FSP 140-3, a transferor and transferee shall not separately account for a transfer of a financial asset and a related repurchase financing unless: (i) the two transactions have a valid and distinct business or economic purpose for being entered into separately, and (ii) the repurchase financing does not result in the initial transferor regaining control over the financial asset.  FSP 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, of the adoption of FSP 140-3 on its consolidated financial statements.

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

4.   TREASURY STOCK

During the nine months ended September 30, 2008, the Holding Company repurchased 51,000 shares of its common stock into treasury.  All shares repurchased were recorded at the acquisition cost, which totaled $654,000 during the period.

On May 30, 2008, 12,000 shares of the Company's common stock were released from treasury in order to fulfill benefit obligations under the Company's 2004 Stock Incentive Plan (the "2004 Stock Incentive Plan").  The closing price of the Company's common stock on that date was $18.18.  The shares were released utilizing the average historical cost method.

Effective August 1, 2008, 92,957 shares of the Company's common stock were released from treasury in order to fulfill a grant of restricted stock awards under the 2004 Stock Incentive Plan that was deemed effective as of the close of business on July 31, 2008.  The closing price of the Company's common stock on July 31, 2008 was $16.73.  The shares were released utilizing the average historical cost method.

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

The following is a reconciliation of the numerators and denominators of basic EPS and diluted EPS for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Numerator:
Net Income per the Consolidated Statements of Operations	$8,353	$5,544	$22,735	$17,006
Denominator:
Weighted-average number of shares outstanding utilized in the calculation of basic EPS	32,740,620	32,964,985	32,601,077	33,798,814

Unvested shares of RRP or Restricted Stock Awards	110,388	66,304	73,914	66,788
Common stock equivalents resulting from the dilutive effect of outstanding "in-the-money" stock options	314,019	97,345	317,891	106,464
Anti-dilutive effect of tax benefits associated with outstanding "in-the-money" stock options	(128,090)	(22,410)	(131,691)	(25,747)
Weighted average number of shares outstanding utilized in the calculation of diluted EPS	33,036,937	33,106,224	32,861,191	33,946,319

Common stock equivalents resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the Company's common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 790,695 and 2,053,104 weighted-average stock options outstanding for the three-month periods ended September 30, 2008 and 2007, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.  There were 790,410 and 2,053,104 weighted-average stock options outstanding for the nine-month periods ended September 30, 2008 and 2007, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

7.    ACCOUNTING FOR STOCK BASED COMPENSATION

During the three-month and nine-month periods ended September 30, 2008 and 2007, the Holding Company and Bank maintained the Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees, the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees and the 2004 Stock Incentive Plan (collectively the "Stock Plans"), which are discussed more fully in Note 15 to the Company's consolidated audited financial statements for the year ended December 31, 2007, and which are subject to the accounting requirements of SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123R").  In addition, the Bank maintained the RRP prior to its liquidation on September 14, 2007, which was also subject to the accounting requirements of SFAS 123R.  SFAS 123R requires that share based payments be accounted for using a fair value based method and the recording of compensation expense in lieu of optional pro forma disclosure.

Stock Option Awards

Combined activity related to stock options granted under the Stock Plans during the periods presented was as follows:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in Thousands, Except per Share Amounts)
Options outstanding – beginning of period	3,059,498	3,181,408	3,165,997	2,250,747
Options granted	61,066	-	185,491	996,500
Weighted average exercise price of grants	$16.73	-	$17.10	$13.74
Options exercised	1,125	7,012	229,799	54,290
Weighted average exercise price of exercised options	$10.91	$13.16	$11.91	$5.33
Options forfeited	2,250	6,149	4,500	24,710
Weighted average exercise price of forfeited options	$19.90	$17.04	$19.90	$18.88
Options outstanding – end of period	3,117,189	3,168,247	3,117,189	3,168,247
Weighted average exercise price of outstanding options at the end of period	$14.97	$14.63	$14.97	$14.63
Remaining options available for grant	1,133,027	118,975	1,133,027	118,975
Exercisable options at end of period	2,251,823	2,171,747	2,251,823	2,171,747
Weighted average exercise price of exercisable options at the end of period	$15.17	$15.04	$15.17	$15.04
Cash received for option exercise cost	12	92	2,465	$215
Income tax benefit recognized	3	21	463	175
Compensation expense recognized	297	236	771	393
Remaining unrecognized compensation expense	2,374	2,613	2,374	2,613
Weighted average remaining years for which compensation expense is to be recognized	2.5	3.4	2.5	3.4

The range of exercise prices and weighted-average remaining contractual lives of both options outstanding and options exercisable as of September 30, 2008 were as follows:

	Outstanding Options as of September 30, 2008
Range of Exercise Prices	Amount	Weighted Average Exercise Price	Weighted Average Contractual Years Remaining	ExercisableOptions as of September 30, 2008
$4.50 - $5.00	9,465	$4.56	1.3	9,465
$10.50 - $11.00	380,351	10.91	3.1	380,351
$13.00-$13.50	530,903	13.16	4.3	530,903
$13.51-$14.00	958,875	13.74	8.6	279,000
$14.50-$15.00	34,425	14.92	9.6	-
$15.00-$15.50	318,492	15.10	6.7	318,492
$16.00-$16.50	76,320	16.45	6.3	76,320
$16.51-$17.00	61,066	16.73	9.8	-
$18.00-$18.50	90,000	18.18	9.7	-
$19.50-$20.00	657,292	19.90	5.3	657,292
Total	3,117,189	$14.97	6.3	2,251,823

The weighted average exercise price and contractual years remaining for exercisable options were $15.17 and 5.3 years, respectively, at September 30, 2008.  The estimated weighted average fair value per option at the date of grant for stock options granted during the three-month and nine-month periods ended both September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total options granted	61,066	-	185,491	996,500
Estimated fair value on date of grant	$3.73	-	$4.16	$3.06
Pricing methodology utilized	Black- Scholes	-	Black- Scholes	Black- Scholes
Expected life (in years)	5.91	-	6.36	6.2
Interest rate	3.36%	-	3.37%	4.56%
Volatility	28.54	-	30.09	28.39
Dividend yield	3.35	-	3.29	4.08

Other Stock Awards

RRP – On September 14, 2007, all of the assets of the RRP were liquidated, and the 303,137 unallocated shares of common stock previously held by the RRP were retired into treasury.

Restricted Stock Awards – On March 17, 2005, a grant of 31,804 restricted stock awards was made to certain officers of the Bank under the 2004 Stock Incentive Plan.  Three-fourths of these awards vested to the respective recipients in equal annual installments on May 1, 2006, 2007 and 2008, respectively.  The remaining one-fourth of these awards vests on May 1, 2009.  The fair value of the Holding Company's common stock on March 17, 2005 was $15.44.  On January 3, 2006, a grant of 30,000 restricted stock awards was made to certain officers of the Bank under the 2004 Stock Incentive Plan.  Two-fifths of the awards vested to the respective recipients in equal installments on February 1, 2007 and 2008, respectively.  The remaining three-fifths of the awards vest to the respective recipients in equal installments on February 1, 2009, 2010 and 2011, respectively.  The fair value of the Holding Company's common stock on January 3, 2006 was $14.61 (the opening price on the grant date).  On March 16, 2006, a grant of 18,000 restricted stock awards was made to certain officers of the Bank under the 2004 Stock Incentive Plan.  Two-fifths of the awards vested to the respective recipients in equal installments on May 1, 2007 and 2008, respectively.  The remaining three-fifths of the awards vest to the respective recipients in equal installments on May 1, 2009, 2010 and 2011, respectively.  The fair value of the Holding Company's common stock on March 16, 2006 was $14.48.  On May 1, 2007, a grant of 12,000 restricted stock awards was made to outside Directors of the Bank under the 2004 Stock Incentive Plan.  The awards fully vested to the respective recipients on May 1, 2008.  The fair value of the Holding Company's common stock on May 1, 2007 was $13.74.  On May 30, 2008, a grant of 12,000 restricted stock awards was made to outside Directors of the Bank under the 2004 Stock Incentive Plan.  The awards will fully vest to the respective recipients on May 30, 2009.  The fair value of the Holding Company's common stock on May 30, 2008 was $18.18.  On July 31, 2008, a grant of 92,957 restricted stock awards was made to outside Directors of the Bank under the 2004 Stock Incentive Plan.  The awards will fully vest to the respective recipients in equal installments on May 1, 2009, 2010, 2011, and 2012 respectively.  The fair value of the Holding Company's common stock on July 31, 2008 was $16.73.

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan during the three-month and nine-months periods ended September 30, 2008 and 2007:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Unvested allocated shares – beginning of period	48,753	66,304	66,304	71,855
Shares granted	92,957	-	104,957	12,000
Shares vested	-	-	29,551	17,551
Unvested allocated shares – end of period	141,710	66,304	141,710	66,304
Unallocated shares - end of period	-	-	-	-
Compensation recorded to expense	$189	$107	$394	$266
Income tax expense (benefit) recognized	-	-	13	(1)

8.    ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance at beginning of period	$15,386	$15,405	$15,387	$15,514
Provision for credit losses	596	60	966	180
Loans charged off	(3)	(7)	(263)	(23)
Recoveries	29	-	29	19
Transfer from (to) reserves on loan commitments	541	(84)	430	(316)
Balance at end of period	$16,549	$15,374	$16,549	$15,374

Management's quarterly evaluation of the loan loss reserves takes into account not only performance of the current loan portfolio, but also general credit conditions and volume of new business, in determining the timing and amount of any future credit loss provisions.  The increase in the provision for credit losses during the three- and nine- month periods ended September 30, 2008 compared to the three- and nine-month periods ended September 30, 2007 reflected estimated losses related to the significant growth in the Bank's real estate loan portfolio during the nine months ended September 30, 2008.

9.   INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following table summarizes the gross unrealized losses and fair value of investment securities and MBS as of September 30, 2008, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Total		12 or MoreConsecutive Months of Unrealized Losses		Less than 12Consecutive Months of Unrealized Losses
	(Dollars in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-Maturity Securities:
Trust preferred securities (a)	$8,446	$11,444	$2,360	$4,801	$6,086	$6,643
Available-for-Sale Securities:
Municipal securities	8,985	305	282	21	8,703	284
Equity securities	6,382	1,491	2,816	923	3,566	568
FHLMC pass-through certificates	114,421	1,472	-	-	114,421	1,472
FNMA pass-through certificates	52,751	809	-	-	52,751	809
GSE sponsored Collateralized Mortgage Obligations ("CMOs")	89,524	902	61,141	719	28,383	183
Private label MBS and CMOs	12,991	626	8,665	362	4,326	264
Total	$293,500	$17,049	$75,264	$6,826	$218,236	$10,223
(a) At September 30, 2008, the recorded balance of these securities was $11.5 million.  This balance reflected an unrealized loss of $8.4 million that was recognized in accumulated other comprehensive income on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).  In accordance with SFAS No. 115, "Accounting for Investments in Debt and Equity Securities" ("SFAS 115"), this unrealized loss is currently being amortized over the remaining estimated life of these securities.

Management does not believe that any of the unrealized losses on the securities in the above table were other than temporary as of September 30, 2008.  The following is a summary of management's determination for each security classification:

Trust Preferred Securities

At September 30, 2008, the Bank owned eight investment securities with an amortized cost of $19.9 million that were primarily secured by the preferred debt obligations of a pool of U.S. banks (with a small portion secured by debt obligations of insurance companies).  The market value of these securities approximated their amortized cost as recently as December 2007. As of September 30, 2008, each of these securities had made all principal and interest payments in accordance with their contractual terms.  However, the market value of these securities declined significantly during the nine months ended September 30, 2008, reflecting illiquidity in their marketplace fueled by concerns of future bank failures.  Management, therefore, reviewed all such securities for impairment regardless of the duration of their unrealized losses.  Despite the significant decline in market value, management believes that the unrealized losses on these securities at September 30, 2008 were temporary, and that the full value of these investments will be realized,  once  the market dislocations have  been removed, or as the securities continue to make their contractual payments of principal and interest.  In making this determination, management considered the following:

In addition to satisfying all contractual payments since inception, each of the eight securities demonstrated the following beneficial credit characteristics:

•	All securities have maintained an investment grade rating since inception
•	Each security has a diverse pool of underlying issuers
•	None of the securities have exposure to real estate investment trust issued debt (which has experienced high default rates)
•	Each security features either a mandatory auction or a de-leveraging mechanism that could result in principal repayments to the Bank prior to the stated maturity of the security
•	Each security is characterized by some level of over-collateralization
•
Based upon an internal review of the collateral backing the Trust Preferred Securities portfolio, which accounted for current and prospective deferrals, each of the securities can reasonably be expected to continue making contractual payments.

    On September 1, 2008, the Bank elected to transfer these securities from its available-for-sale portfolio to its held-to-maturity portfolio.  Based upon the lack of an orderly market for these securities, management determined that a formal election to hold these securities to maturity was consistent with its initial investment decision.  At the point of transfer, a pre-tax loss of $8.4 million, or 42% of their amortized cost basis, had previously been recognized in connection with these securities, as a component of accumulated other comprehensive loss within the Company's consolidated stockholders' equity (net of income tax benefit).  The Company has the intent and ability to hold these securities to maturity.

Temporary Impairment of the Municipal Security That Has Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At September 30, 2008, the Bank owned one municipal security that possessed unrealized losses for 12 or more consecutive months.  This security was not deemed to be other than temporarily impaired at September 30, 2008 based upon the following:  (1) its fair value on that date approximated 93% of its amortized cost and has only fallen below 99% of its amortized cost since June 2008, (2) its credit rating deemed it a low credit risk, and (3) the Company has the intent and ability to hold the security until recovery.

Temporary Impairment of the Equity Security That Has Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

The equity security that possessed unrealized losses for 12 or more consecutive months was a managed mutual fund investment that declined significantly in 2008 as a result of problems encountered by the U.S. equity markets.  Management performed an historical analysis of the average period for which a declining (or "bear") market has continued for the Standard and Poors 500 Equity Index.  Based upon this analysis, management believes that this security was not other than temporarily impaired at September 30, 2008.  In making this determination, management considered the following: (1) the security is a managed mutual fund comprised primarily of large capitalization (in excess of $5.0 billion) U.S. common stocks with a high correlation to the Standard and Poors 500 Equity Index; (2) this investment has possessed unrealized holding losses of less than 15% of its historical cost basis for much of the past twelve months and was only two percent below its historical cost basis as recently as October 2007; and (3) the Company has owned this investment for approximately 20 years, and it has regularly demonstrated the ability to recover to its cost basis during periods in which the major U.S. equity market indexes rose significantly.

Temporary Impairment of FHLMC and FNMA Pass-Through Certificates, GSE Sponsored CMOs, and Private Label MBS and CMOs That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At September 30, 2008, all of the FHLMC and FNMA pass-through certificates, GSE sponsored CMOs, and private label MBS and CMOs that possessed unrealized losses for 12 or more consecutive months had the highest possible credit quality rating.  Since inception, virtually all unrealized losses on these securities have resulted from interest rate fluctuations.  These securities were not deemed to be other than temporarily impaired at September 30, 2008 due to the following: (1) their credit quality rating remained superior; (2) the Company's investment was within the highest available tranche (or repayment pool); and (3) the Company had the intent and ability to hold the securities until recovery.

10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value hierarchy established under SFAS 157 is summarized as follows:

Level 1 Inputs – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs – Significant other observable inputs such as any of the following; (1) quoted prices for similar assets or liabilities in active markets, (2) quoted prices for identical or similar assets or liabilities in markets that are not active, (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates), or (4) inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level 3 Inputs – Unobservable inputs for the asset or liability. Unobservable inputs reflect the reporting entity's own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The following tables present the assets that are reported on the condensed consolidated statements of financial condition at fair value as of September 30, 2008 by level within the fair value hierarchy.  As required by SFAS 157, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured at Fair Value on a Recurring Basis
		Fair Value Measurements Using
Description	Total at September 30, 2008	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Investment securities available-for-sale (1)	$16,059	$6,425	$9,634	$-
MBS available-for-sale (1)	309,094	-	309,094	-

(1)
The Company’s available-for-sale investment securities and MBS are reported at fair value, which is determined utilizing prices obtained from independent parties. The valuations obtained are based upon market data, and often utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis, pricing applications apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (only obtained from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data. For certain securities, additional inputs may be used or some market inputs may not be applicable.  Prioritization of inputs may vary on any given day based on market conditions.

The Company's available-for-sale investment securities and MBS at September 30, 2008 were categorized as follows:

Investment Category	Percentage of Total	Valuation Level Under SFAS 157
Pass Through MBS or CMOs issued by GSEs	91.1%	Two
Pass Through MBS or CMOs issued by entities other than GSEs	4.0	Two
Mutual Funds and Corporate Equities	2.0	One
Municipal securities	2.9	Two

The pass through MBS and CMOs (issued either by GSEs or entities other than GSEs), which comprised approximately 95.1% of the Company's total available-for-sale investment securities and MBS at September 30, 2008, all possessed the highest possible credit rating published by multiple established credit rating agencies as of September 30, 2008.  Obtaining a market value as of September 30, 2008 for these securities utilizing significant observable inputs as defined under SFAS 157 was not difficult due to their demand even in a financial marketplace challenged with reduced liquidity levels such as existed at September 30, 2008.  For the municipal securities, which in aggregate were less than 1% of the Company's consolidated assets at September 30, 2008, obtaining a market value utilizing significant observable inputs as defined under SFAS 157 was slightly more difficult due to the lack of regular trading activity as of September 30, 2008.  For these securities, the Company obtained market values from at least two credible market sources, and verified that these values were prepared utilizing significant observable inputs as defined under SFAS 157.  In accordance with established policies and procedures, the Company never utilized the highest value obtained as its recorded fair value for securities that were valued with significant observable inputs.

Assets Measured at Fair Value on a Non-Recurring Basis
		Fair Value Measurements Using			Total Loss Recognized During The
Description	Total at September 30, 2008	Level 1	Level 2	Level 3	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
		(Dollars in Thousands)
Loans held for sale (1)	$236	$-	$236	$-	$5	$16

(1)	Loans held for sale were recorded at the lower of cost or market, and the market value was based on the contractual price to be received.

Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at September 30, 2008 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the real estate collateral less estimated selling costs. Fair value is estimated through current appraisals, where practical, or a drive-by inspection and a comparison of the real estate collateral with similar properties in the area by either a licensed appraiser or real estate broker and adjusted as deemed necessary by management to reflect current market conditions.  At September 30, 2008, no impaired loans were carried at fair value.  Recoveries of $29,000 were recognized on impaired loans during the three months ended September 30, 2008.  Losses recognized on impaired loans were $248,000 during the nine months ended September 30, 2008.  The recoveries and losses were charged against the allowance for loans losses.  All of these loans for which losses or recoveries were recognized were satisfied during the nine months ended September 30, 2008.

The provisions of SFAS 157 related to disclosures surrounding non-financial assets and non-financial liabilities such as goodwill and other real estate owned have not been applied since the Company elected the deferral rules of FSP 157-2 (discussed in Note 3 to the condensed consolidated financial statements).

11.   RETIREMENT AND POSTRETIREMENT PLANS

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

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)
Service cost	$-	$21	$-	$21
Interest cost	358	65	339	61
Expected return on assets	(485)	-	(450)	-
Unrecognized past service liability	-	(7)	-	(7)
Amortization of unrealized loss	67	4	118	7
Net periodic (credit) cost	$(60)	$83	$7	$82

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)
Service cost	$-	$ 63	$-	$63
Interest cost	1,074	195	1,017	183
Expected return on assets	(1,456)	-	(1,350)	-
Unrecognized past service liability	-	(20)	-	(21)
Amortization of unrealized loss	201	12	354	21
Net periodic (credit) cost	$(181)	$250	$21	$246

The Company disclosed in its consolidated financial statements for the year ended December 31, 2007 that it expected to make contributions or benefit payments totaling $191,000 to the BMP, $131,000 to the Outside Director Retirement Plan, and $168,000 to the Postretirement Plan, and no contributions to the Employee Retirement Plan, during the year ending December 31, 2008.  The Company made benefit payments of $96,300 to the Outside Director Retirement Plan during the nine months ended September 30, 2008, and expects to make an additional $32,100 of contributions or benefit payments during the remainder of 2008.  The Company made contributions totaling $138,200 to the Postretirement Plan during the nine months ended September 30, 2008, and expects to make an additional estimated $46,000 of contributions or benefit payments during the remainder of 2008.  The Company made an unexpected and non-recurring contribution of $80,000 in April 2008 related to two participants in the BMP, and no other contributions to the BMP during the nine months ended September 30, 2008.  The Company does not expect to make any other benefit payments or contributions to the BMP during the remainder of 2008, since anticipated retirements that formed the basis for the expected benefit payments in 2008 are presently not expected to occur.

As disclosed in Note 1 of the audited consolidated financial statements included in the Holding Company's Annual Report on Form 10-K for the year ended December 31, 2007, the Company adopted SFAS 158 effective December 31, 2006.  Effective for fiscal years ending after December 15, 2008, SFAS 158 requires an employer sponsoring a single employer defined benefit plan to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statements of financial condition (with limited exceptions).  In compliance with this requirement, effective December 31, 2008, the Company will change the financial statement disclosure measurement date for its defined benefit plans from October 1st to December 31st.  On January 1, 2008, the Company recorded reductions of $23,000 to retained earnings and $64,000 to accumulated other comprehensive income related to this transition.

12.   INCOME TAXES

During the nine months ended September 30, 2008, the Company recorded a decline of $662,000 in income tax expense related to a reduction in its reserve for unrecognized tax benefits, as events occurring during the period resulted in the probable recognition of these benefits.  The Company does not expect that any of its unrecognized tax benefits at September 30, 2008 will be recognized in the upcoming twelve months.  During the nine months ended September 30, 2008, the Company's income tax expense was further reduced by adjustments of $275,000 associated with the completion of the June 30, 2007 and December 31, 2007 tax returns.  Excluding these items, the Company's effective tax rate approximated 37.0% during the three-month and nine-month periods ended September 30, 2008.

13.   NET MORTGAGE BANKING INCOME

Net mortgage banking income presented in the consolidated statements of operations was comprised of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Gain on the sale of loans originated for sale (1)	$802	$79	$1,021	$546
Provision to increase the liability for loans sold with recourse	(1,727)	-	(2,027)	-
Mortgage banking fees (1)	201	190	598	570
Net mortgage banking (loss) income	$(724)	$269	$(408)	$1,116

(1)
These amounts for the three-month and nine-month periods ended September 30, 2007 have been reclassified to conform to their presentation for the three-month and nine-month periods ended September 30, 2008.  These amounts were included in non-interest income during the three-month and nine-month periods ended September 30, 2007.  The reclassification thus does not result in a materially different presentation.

During the nine months ended September 30, 2008, four loans totaling $8.7 million serviced by the Bank for FNMA entered non-performing status.  These loans are subject to a recourse exposure.  Under the terms of the servicing agreement with FNMA, the Bank is obligated to fund FNMA all monthly principal and interest payments under the original terms of the loans until the earlier of the following events: (1) the loans have been fully satisfied; or (2) the recourse exposure has been fully exhausted.  During the nine months ended September 30, 2008, the Bank estimated aggregate future probable losses of $2.0 million related to these four loans.

A reserve liability of $4.0 million existed at September 30, 2008 related to the estimated probable recourse exposure on all loans sold with recourse, including the above-mentioned non-performing loans.  During the nine months ended September 30, 2008, the Bank reduced this reserve liability by $527,000 for items that it expected to charge-off, and provided an additional $2.0 million (included as a charge to net mortgage banking income in non-interest income) to this reserve liability in order to ensure that, at September 30, 2008, the reserve liability adequately reflected the estimated recourse exposure likely to be recognized on all loans sold with recourse.  Of the $2.0 million provision recognized during the nine months ended September 30, 2008, $1.7 million was recognized during the three months ended September 30, 2008.  The remainder was recognized during the three months ended June 30, 2008.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Holding Company is a Delaware corporation and parent company of the Bank, a federally-chartered stock savings bank.  The Bank maintains its headquarters in the Williamsburg section of Brooklyn, New York and operates twenty-two full service retail banking offices located in the New York City ("NYC") boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank’s principal business has been, and continues to be, gathering deposits from customers within its market area, and investing them primarily in multifamily residential, commercial real estate, one- to four-family residential, construction and land acquisition loans, consumer loans, mortgage-backed securities ("MBS"), obligations of the U.S. government and Government Sponsored Entities, and corporate debt and equity securities.

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

During the years ended December 31, 2005, 2006 and 2007, the Company operated in an environment challenging to earnings growth, marked by a flattened market yield curve, as interest rates on short-term investments and borrowings increased at a faster rate than those on medium- and long-term investments and borrowings.  This environment resulted in an increase in the average cost of interest bearing liabilities greater than the increase in yield on interest earning assets during the period.  Late in 2007 and during the three months and nine months ended September 30, 2008, pricing discipline that developed on new mortgage loans as a result of deterioration in the national real estate market, coupled with monetary policy actions of the Federal Open Market Committee resulting in lower short-term rates, led to a steepening in the market yield curve beyond levels experienced in 2005, 2006 and 2007.  This steepening positively impacted the Company's net interest margin and earnings during the three months and nine months ended September 30, 2008.

The Company has historically maintained conservative lending standards and avoided the speculative forms of lending, such as sub-prime mortgages, that have experienced the severe difficulties over the past fifteen months.  As a result, the problems in the national real estate market did not cause a significant adverse impact to the Company's earnings during the three months and nine months ended September 30, 2008.  A continued decline in the value of real estate or further decline in overall economic conditions in the Bank's primary market will likely adversely impact the Company's future financial performance.

Recent Market Developments

The U.S. and global economies are experiencing significantly reduced activity as a result of, among other factors, disruptions in the financial system during the past year. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced, and in some cases ceased to provide, funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result.

In response to the financial crises affecting the banking system and financial markets the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted on October 3, 2008. Pursuant to the EESA, the U.S. Department of Treasury ("Treasury") was granted the authority to, among others, purchase up to $700 billion of mortgages, MBS and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, Treasury announced the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), under which it will purchase equity stakes in a wide variety of banks and thrifts.  Pursuant to the TARP Capital Purchase Program, from the $700 billion authorized by the EESA, Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt Treasury’s standards for executive compensation and corporate governance for the period during which Treasury holds equity issued under the TARP Capital Purchase Program. Several financial institutions have already agreed to participate in the TARP Capital Purchase Program.

Additionally on October 14, 2008, Treasury triggered the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program ("TLGP"). Coverage under the TLGP is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum surcharge for non-interest bearing transaction deposits in excess of $250,000 per account. The Company is currently evaluating its participation in both the TARP Capital Purchase Program and the TLGP.

It is presently unclear what impact the EESA, the TARP Capital Purchase Program, the TLGP, other previously announced liquidity and funding initiatives of the Federal Reserve and other agencies, and any additional programs that may be initiated in the future will have on the financial markets and the other difficulties described above, including the current extreme levels of volatility and limited credit availability, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse effects could have an adverse impact on the Company and its business.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Performance and Other Selected Ratios:
Return on Average Assets	0.88%	0.69%	0.83%	0.70%
Return on Average Stockholders' Equity	12.20	8.20	11.18	8.13
Stockholders' Equity to Total Assets	7.21	8.18	7.21	8.18
Tangible Equity to Total Tangible Assets	6.08	6.75	6.08	6.75
Loans to Deposits at End of Period	152.27	136.83	152.27	136.83
Loans to Earning Assets at End of Period	89.13	91.21	89.13	91.21
Net Interest Spread	2.52	1.92	2.31	1.86
Net Interest Margin	2.77	2.28	2.59	2.29
Average Interest Earning Assets to Average Interest Bearing Liabilities	108.80	110.83	108.78	111.79
Non-Interest Expense to Average Assets	1.36	1.45	1.37	1.41
Efficiency Ratio	48.08	57.35	51.05	56.57
Effective Tax Rate	37.43	36.51	34.69	36.06
Dividend Payout Ratio	56.00	82.35	60.87	84.00
Average Tangible Equity	$227,454	$220,915	$221,614	$230,057
Per Share Data:
Reported EPS (Diluted)	$0.25	$0.17	$0.69	$0.50
Cash Dividends Paid Per Share	0.14	0.14	0.42	0.42
Stated Book Value	8.08	7.89	8.08	7.89
Tangible Book Value	6.75	6.43	6.75	6.43
Asset Quality Summary:
Net (Recoveries) Charge-offs	$(26)	$7	234	4
Non-performing Loans	6,440	1,792	6,440	1,792
Non-performing Loans/Total Loans	0.20%	0.06%	0.20%	0.06%
Non-performing Assets/Total Assets	0.17	0.05	0.17	0.05
Allowance for Loan Loss/Total Loans	0.52	0.54	0.52	0.54
Allowance for Loan Loss/Non-performing Loans	256.97	857.92	256.97	857.92
Regulatory Capital Ratios (Bank Only):
Tangible Capital	7.87%	8.75%	7.87%	8.75%
Leverage Capital	7.87	8.75	7.87	8.75
Tier 1 Risk-based Capital	10.94	11.95	10.94	11.95
Total Risk-based Capital	11.43	12.65	11.43	12.65
Earnings to Fixed Charges Ratios (1)
Including Interest on Deposits	1.48x	1.31x	1.42x	1.32x
Excluding Interest on Deposits	1.90	1.98	1.93	2.03

(1) Interest on unrecognized tax benefits totaling $425,000 for both the three-month and nine-month periods ended September 30, 2008 and $597,000 for both the three-month and nine-month periods ended September 30, 2007, respectively, is included in the calculation of fixed charges for each of the three-month and nine-month periods ended September 30, 2008 and 2007.

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

The Bank's loan loss reserve methodology consists of several components, including a review of the two elements of its loan portfolio: problem loans [i.e., classified loans, non-performing loans and impaired loans under SFAS No. 114, "Accounting By Creditors for Impairment of a Loan," as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures an amendment of FASB Statement No. 114" ("Amended SFAS 114")] and performing loans.  The Bank applied the process of determining the allowance for loan losses consistently throughout the three-month and nine-month periods  ended September 30, 2008 and 2007.

Performing Loans

At September 30, 2008, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio.  Performing loans are reviewed at least quarterly based upon the premise that there are losses inherent within the loan portfolio that have not been identified as of the review date.  The Bank thus calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage and applying it to its performing loans.  In deriving the expected loan loss percentage, the Bank generally considers, among others, the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multifamily residential, commercial real estate, cooperative apartment, construction and land acquisition or consumer); the underwriting history of the loan (i.e., whether it was underwritten by the Bank or a predecessor institution acquired by the Bank and, therefore, originally subjected to different underwriting criteria); both the current condition and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data to derive the expected loan loss percentages); the level of, and trend in, non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by real estate located in the NYC metropolitan area) or specific industry conditions within the portfolio segments.  Since these criteria affect the expected loan loss percentages that are applied to performing loans, changes in any of them may affect the amounts of the allowance for loan losses or the provision for credit losses.

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

The Bank's policy is to charge-off immediately all balances classified as ''Loss'' and record a reduction of the allowance for loan losses for the full amount of the outstanding loan balance.  The Bank applied this process consistently throughout the three- month and nine-month periods ended September 30, 2008 and 2007.

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

Valuation of MSR. The full value of mortgage loans sold with servicing rights retained by the Bank is allocated between the loans and the servicing rights based on their estimated fair values at the time of the loan sale. MSR are amortized in proportion to, and over the period of, anticipated net servicing income determined in accordance with GAAP, and are carried at the lower of their unamortized balance or fair value.  SFAS No. 156, "Accounting for Servicing of Financial Assets," requires all separately recognized MSR to be initially measured at fair value, if practicable.  The estimated fair value of MSR is determined by calculating the present value of estimated future net servicing cash flows, using estimated prepayment, default, servicing cost and discount rate assumptions.  All estimates and assumptions utilized in the valuation of MSR are derived based upon actual historical results for the Bank, or, in the absence of such data, from historical results for the Bank's peers.

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

Goodwill is accounted for in accordance with SFAS 142.  SFAS 142 eliminates amortization of goodwill and instead requires performance of an annual impairment test at the reporting unit level.  At September 30, 2008, the Company had goodwill totaling $55.6 million.

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

Fair Value of Financial Instruments.  Debt securities are classified as held-to-maturity, and carried at amortized cost, only if the Company has a positive intent and ability to hold them to maturity.  Unrealized holding gains or losses on debt securities classified as held-to-maturity are disclosed, but not recognized, in the Company's consolidated statements of financial condition or results of operations.  Debt securities that are not classified as held-to-maturity, along with all equity securities, are classified available-for-sale.  Available-for-sale debt and equity securities that have readily determinable fair values are carried at fair value.  All unrealized losses on debt and equity securities available-for-sale that are deemed temporary are excluded from net income and reported net of income taxes as other comprehensive income or loss.

The Company conducts a periodic review and evaluation of its securities portfolio, taking into account the severity and duration of each unrealized loss, as well as management's intent and ability to hold the security until the unrealized loss is substantially eliminated, in order to determine if a decline in market value of any security below its carrying value is either temporary or other than temporary.  For the three-month and nine-month periods ended September 30, 2008 and 2007, there were no other than temporary impairments in the securities portfolio.  Pre-tax unrealized holding losses on securities totaled $13.2 million at September 30, 2008, compared to $3.0 million at September 30, 2007.  See Note 9 to the Company's condensed consolidated financial statements for a discussion of the factors underlying the determination that none of these unrealized losses were other than temporary at September 30, 2008.

See Note 10 to the Company's condensed consolidated financial statements for a discussion of the fair value of financial instruments.

 Recognition of Deferred Tax Assets.  Management reviews all deferred tax assets periodically.  Upon such review, in the event that it is more likely than not that the deferred tax asset will not be fully realized, a valuation allowance is recognized against the deferred tax asset in the full amount that is deemed more likely than not will not be realized.

Unrecognized Tax Benefits. The Company performs two levels of evaluation for unrecognized tax benefits. Initially, a determination is made as to whether it is more likely than not that a tax benefit position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax benefit position that satisfies the more-likely-than-not recognition threshold.  This measurement is performed in order to determine the amount of benefit to recognize in the condensed consolidated financial statements. The tax benefit position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  In making its evaluation, management reviews applicable tax rulings and other advice provided by reputable tax professionals.

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

Accounting for Defined Benefit Plans.  The Company maintains various defined benefit plans, including the Postretirement Plan, providing additional postretirement benefits to employees that are recorded in accordance with SFAS No. 106, ''Employers' Accounting for Postretirement Benefits Other Than Pensions'' ("SFAS 106").  SFAS 106 requires accrual of postretirement benefits (such as health care benefits) during the years an employee provides services.  As a result of amendments to the respective plans in previous years, none of the remaining defined benefit plans maintained by the Company provided benefits for services performed during the three- month and nine-month periods ended September 30, 2008 and 2007.

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

Liquidity and Capital Resources

The Board of Directors of the Bank has established a liquidity policy that it reviews and updates at least annually. Senior management is responsible for implementing the policy.  The Bank's Asset/Liability Committee ("ALCO") is responsible for general oversight and strategic implementation of the policy, and management of the appropriate departments are designated responsibility for implementing any strategies established by ALCO.  On a daily basis, senior management receives a current cash position report and one-week forecast to ensure that all short-term obligations are satisfied on a timely basis and that adequate liquidity exists to fund future activities.  On a monthly basis, reports detailing the Bank's liquidity reserves and forecasted cash flows are presented to both senior management and the Board of Directors.  In addition on a monthly basis, a six-month liquidity forecast is presented to ALCO in order to assess potential future liquidity concerns.  A summary of the financial plan, including cash flow data for the upcoming 12 months, is prepared and presented to the Board of Directors on an annual basis.

The Bank's primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, advances from the FHLBNY, and securities sold under agreement to repurchase ("REPOs") entered into with various financial institutions, including the FHLBNY.  The Bank also sells selected multifamily residential and mixed use loans, and long-term one- to four-family residential real estate loans, to either Fannie Mae ("FNMA") or other private sector secondary market purchasers.  The Company may additionally issue debt under appropriate circumstances.  Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposits flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

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

Retail branch and Internet banking deposits decreased $82.2 million during the nine months ended September 30, 2008, compared to an increase of $65.5 million during the nine months ended September 30, 2007.  During the nine months ended September 30, 2008, money market deposits declined $83.2 million and certificates of deposit ("CDs"), declined $37.0 million, as beneficial rates on FHLBNY advances prompted management to utilize them as the primary funding source for balance sheet growth, and limit aggressive efforts to retain both money markets and  maturing CDs.  Partially offsetting the decline in money markets and CDs was an increase of $39.7 million in total interest bearing checking accounts during the period, resulting primarily from the continued success of the interest bearing "Prime Dime" checking account launched during the second half of 2007.  During the nine months ended September 30, 2007, the Company experienced an increase of $116.9 million in money markets due to successful promotional campaigns.

During the nine months ended September 30, 2008, principal repayments totaled $392.6 million on real estate loans and $35.9 million on MBS.  During the nine months ended September 30, 2007, principal repayments totaled $218.3 million on real estate loans and $30.6 million on MBS. The increase in principal repayments on loans related to an increase in borrower refinance activities as loans originated in 2003 and 2004 approached their contractual interest rate reset dates, coupled with growth in the portfolio during the nine months ended September 30, 2008.  The increase in principal paydowns on MBS resulted from the purchase of $183.8 million of MBS during the nine months ended September 30, 2008 that increased their average balance by $120.0 million compared to the nine months ended September 30, 2007.  The Company does not presently believe that its future levels of principal repayments will be materially impacted by problems currently experienced in the residential mortgage market. See "Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality" for a further discussion of the Bank's asset quality.

Since December 2002, the Bank has originated and sold multifamily residential mortgage and mixed use loans in the secondary market to FNMA while retaining servicing and generating fee income while it services the loans. The Bank underwrites these loans using its customary underwriting standards, funds the loans, and sells them to FNMA at agreed upon pricing.  Typically, the Bank seeks to sell loans with terms to maturity or repricing in excess of seven years from the origination date since it does not desire to retain such loans in portfolio as a result of the heightened interest rate risk they possess.  Under the terms of the sales program, the Bank retains a portion of the associated credit risk.  Once established, such amount continues to increase as long as the Bank sells loans to FNMA under the program. The Bank retains this exposure until the portfolio of loans sold to FNMA is satisfied in its entirety or the Bank funds claims by FNMA for the maximum loss exposure.  During the nine months ended September 30, 2008 and 2007, the Bank sold FNMA $27.0 million and $47.1 million of loans, respectively, pursuant to this program.  The reduction in sales activity during the nine months ended September 30, 2008 reflected less favorable offering rates by FNMA on new loans during the period.

In addition, during the nine months ended September 30, 2008, the Bank sold $113.3 million of multifamily loans to a reputable and financially stable community savings bank operating within the Bank's marketplace.  All of these loans will remain fully serviced by the Bank, and were sold at par and without recourse, with a gain recognized for the value of the net servicing rights associated with the loans.  These sales were made in order to permit the Bank to retain its desired volume of lending without growing its assets too rapidly, thus leveraging its capital to an uncomfortable level.  Loan sales to third party financial institutions may be utilized in the future by the Bank as a supplement its FNMA loan sale program, which it fully intends to continue as long as the terms of sale remain mutually beneficial.  The Bank did not sell any loans to third party financial institutions during the months ended September 30, 2007.

During the nine months ended September 30, 2008, the Company increased its REPO borrowings by $74.9 million and FHLBNY advances by $303.2 million, respectively.  These borrowings were added in order to fund real estate loan originations and purchases of MBS during the period, which both significantly exceeded their respective levels during the nine months ended September 30, 2007.  These borrowings enabled management to extend the average duration of the Company’s liabilities, as the average cost of the new REPO borrowings and FHLBNY advances was significantly lower than the cost of raising new, or retaining existing, retail deposit funding of similar durations.  In addition, embedded within a portion of the added REPO borrowings and FHLBNY advances were interest rate caps that provide a significant benefit to their average cost in the event of an increase in short-term interest rates.  During the nine months ended September 30, 2007, in order to provide additional liquidity to fund ongoing operations and potential future balance sheet growth, the Company increased its REPOs and FHLBNY advances by $34.9 million and $15.0 million, respectively.

In the event that the Bank should require funds beyond its ability to generate them internally, an additional source of funds is available through use of its borrowing line at the FHLBNY.  At September 30, 2008, the Bank had an additional potential borrowing capacity of $325.6 million available, provided it owned the minimum required level of FHLBNY common stock (i.e., 4.5% of its outstanding FHLBNY borrowings).  The Holding Company additionally possesses a $15.0 million committed line of credit agreement with a reputable financial institution in the event of further required liquidity, and the Bank maintains an uncommitted line of credit with a reputable financial institution for up to $50.0 million.

The Bank is subject to minimum regulatory capital requirements imposed by the OTS, which, as a general matter, are based on the amount and composition of an institution's assets. At September 30, 2008, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury and the payment of dividends on its common stock.  During the nine months ended September 30, 2008 and 2007, real estate loan originations totaled $856.7 million and $399.3 million, respectively.  Purchases of investment securities (excluding short-term investments and federal funds sold) and MBS totaled $188.3 million during the nine months ended September 30, 2008, compared to $50.2 million during the nine months ended September 30, 2007.  The increase in real estate loan originations resulted from increased borrower refinance activity, as real estate loans originated during 2003 and 2004 approached their contractual interest rate repricing dates.  The increase in investment security and MBS purchases resulted from a decision to add these assets in order to achieve additional net interest income from the positive spread between the average yield on the securities and the average cost of the REPOs and FHLBNY advances utilized to fund the purchases.  Purchases of investment securities and MBS were lower during the nine months ended September 30, 2007 as the Company elected to retain excess funds in federal funds sold and other short-term investments while short-term rates equaled or exceeded medium and long-term rates.

During the nine months ended September 30, 2008, the Holding Company repurchased 51,000 shares of its common stock into treasury.  All shares repurchased were recorded at the acquisition cost, which totaled $654,000 during the period. Share repurchase levels were significantly lower during the nine months ended September 30, 2008 than the nine months ended September 30, 2007 as management elected to retain additional capital at the Bank while it was resuming loan growth during the nine months ended September 30, 2008.  As of September 30, 2008, up to 1,124,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $15.22 per share closing price of its common stock as of September 30, 2008, the Holding Company would utilize $17.1 million in order to purchase all of the remaining authorized shares.  For the Holding Company to complete these share purchases, it would likely require dividend distributions from the Bank.

During the nine months ended September 30, 2008, the Company paid $13.7 million in cash dividends on its common stock, compared to $14.4 million during the nine months ended September 30, 2007.  The reduction reflected a decline of 1.2 million in the average basic shares of common stock outstanding during the nine months ended  September  30, 2008 compared to the nine months ended September 30, 2007, that resulted primarily from 2.3 million shares of treasury stock repurchased during 2007.

Contractual Obligations

The Bank is obligated for rental payments under leases on certain of its branches and equipment and for minimum monthly payments under its current data systems contract.   The Bank generally has outstanding at any time significant borrowings in the form of FHLBNY advances and/or REPOs, and the Holding Company has an outstanding $25.0 million non-callable subordinated note payable due to mature in 2010, and $72.2 million of trust preferred borrowings from third parties due to mature in April 2034, which are callable at any time after April 2009.  None of these contractual obligations have changed materially since December 31, 2007.  The Company additionally had a reserve recorded related to unrecognized income tax benefits totaling $1.1 million at September 30, 2008.  This reserve was reduced by $662,000 during the nine months ended September 30, 2008, as a portion of these benefits became likely to be recognized.  Otherwise, the facts and circumstances surrounding this obligation have not changed materially since December 31, 2007.  Please refer to Note 14 to the Company's consolidated audited financial statements for the year ended December 31, 2007 for a further discussion of the unrecognized income tax benefits.

Off-Balance Sheet Arrangements

Since December 2002, the Bank has originated and sold multifamily residential and mixed use mortgage loans in the secondary market to FNMA, while retaining servicing and generating fee income while it services the loans. The Bank underwrites these loans using its customary underwriting standards, funds the loans, and sells them to FNMA at agreed upon pricing.  Under the terms of the sales program, the Bank retains partial recourse.  The aggregate amount of the retained risk continues to increase as long as the Bank sells loans to FNMA under the program. The Bank retains this recourse exposure until either the portfolio of loans sold to FNMA is satisfied in its entirety, or the Bank funds claims by FNMA for the full amount of the recourse exposure.  During the nine months ended September 30, 2008, this recourse exposure increased by $1.4 million for new loans sold.

In addition, as part of its loan origination business, the Bank has outstanding commitments to extend credit to third parties, which are subject to strict credit control assessments.  Since many of these loan commitments expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.  The following chart represents off balance sheet commitments for which the Company was obligated as of September 30, 2008:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$58,079	$-	$-	$-	$58,079
Other loan commitments (1)	85,400	-	-	-	85,400
Other Commitments:
Recourse obligation on loans sold to FNMA (1)	21,769	-	-	-	21,769
Total Commitments	$165,248	$-	$-	$-	$165,248

(1) In accordance with FASB Interpretation No. 45 ""Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," as well as SFAS 5, "Accounting for Contingencies," as of September 30, 2008, reserves related to other loan commitments and the recourse obligation on loans sold to FNMA were $787,000 and $3.9 million, respectively, and were recorded in other liabilities in the Company's condensed consolidated statements of financial condition.

Asset Quality

At both September 30, 2008 and December 31, 2007, the Company had neither real estate loans nor collateral underlying MBS that would be considered subprime loans, i.e., mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their income or credit history.  The Company's lending standards are discussed in Item 1 of its Form 10-K for the year ended December 31, 2007.  All MBS owned by the Company as of September 30, 2008 possessed the highest possible investment credit rating.

Within the Bank's portfolio, non-performing loans totaled $6.4 million and $2.9 million at September 30, 2008 and December 31, 2007, respectively.  During the nine months ended September 30, 2008, thirteen loans totaling $5.4 million were added to non-performing status.  Partially offsetting this increase were two loans totaling $987,000 that were transferred to other real estate owned ("OREO") and two loans totaling $876,000 that were satisfied during the period.  The increase in non-performing loans during the nine months ended September 30, 2008 reflected isolated problem loans, and did not appear indicative of any systemic problem within the Bank's loan portfolio.  Through September 2008, the metropolitan NYC area multifamily and commercial real estate markets remained relatively stable despite the difficulties experienced nationally in the real estate market.

The Bank had real estate and consumer loans totaling $1.2 million delinquent 60-89 days at September 30, 2008, compared to a total of $1.9 million at December 31, 2007.  The decrease resulted primarily from the reduction of $545,000 in delinquent real estate loans during the period.  The 60-89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of credit quality trends than non-performing loans.

GAAP requires the Bank to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a loan constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Current OTS regulations require that troubled-debt restructurings remain classified as such until the loan is either repaid or returns to its original terms.  The Bank had no loans classified as troubled-debt restructurings at September 30, 2008 or December 31, 2007.

The recorded investment in loans deemed impaired pursuant to Amended SFAS 114 was $5.4 million, consisting of nine loans, at September 30, 2008, compared to $2.8 million, consisting of six loans, at December 31, 2007.  The increase resulted from the addition of six loans totaling $4.5 million during the nine months ended September 30, 2008, that was partially offset by the transfer of two impaired loans totaling $1.0 million from loans to OREO, and the satisfaction of two impaired loans totaling $876,000 during the same period.  The average balances of impaired loans were approximately $4.2 million and $2.7 million during the nine months ended September 30, 2008 and 2007, respectively.  The increase resulted from the $3.5 million of loans that were added to impaired status during the nine months ended September 30, 2008, which exceeded all loans removed from impaired status from October 2007 through September 2008.  There were $641,000 and $348,000 of reserves allocated within the allowance for loan losses for impaired loans at September 30, 2008 and December 31, 2007, respectively.  At September 30, 2008, non-performing loans exceeded impaired loans by $757,000, due to $757,000 of one- to four-family and consumer loans, which, while on non-performing status, were not deemed impaired since they each had individual outstanding balances less than $417,000.  See "Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Loan Losses - Problem Loans" for a discussion of impairment and reserves.

OREO.  Property acquired by the Bank as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure is classified as OREO and recorded at the lower of the recorded investment in the related loan or the fair value of the property on the date of acquisition, with any resulting write down charged to the allowance for loan losses. The Bank obtains an appraisal on OREO property as soon as practicable after it takes possession of the realty and generally reappraises its value at least annually thereafter.  There were no OREO properties owned by the Bank as of September 30, 2008 or December 31, 2007.  During the first quarter of 2008, the Bank transferred two loans with an aggregate outstanding principal balance of $987,000 to OREO, recognizing a charge-off of $92,000 in principal balance.  In addition, a charge-off of $52,000 was recognized upon transfer related to outstanding advances and accrued interest in connection with these loans.  These loans were sold subsequently during the nine months ended September 30, 2008.  A loss of $128,000 was recognized on the sale.

The following table provides information regarding non-performing loans, non-performing assets, impaired loans and troubled-debt restructurings at the dates indicated:

	At September 30, 2008	At December 31, 2007
	(Dollars in thousands)
Non-Performing Loans
One- to four-family	$703	$11
Mixed Use	1,563	-
Multifamily residential	776	2,236
Commercial real estate	3,344	577
Cooperative apartment unit	43	27
Other	11	5
Total non-performing loans	6,440	2,856
OREO	-	-
Total non-performing assets	6,440	2,856
Troubled-debt restructurings	-	-
Total non-performing assets and troubled-debt restructurings	$6,440	$2,856

Impaired loans	$5,448	$2,814
Troubled-debt restructurings included in Impaired loans	-	-
Ratios:
Total non-performing loans to total loans	0.20%	0.10%
Total non-performing loans and troubled-debt restructurings to total loans	0.20	0.10
Total non-performing assets to total assets	0.17	0.08
Total non-performing assets and troubled-debt restructurings to total assets	0.17	0.08

At September 30, 2008, the Bank was servicing four non-performing loans totaling $8.7 million for FNMA, all of which entered non-performing status during the nine months ended September 30, 2008, and three of which share one common borrower.  These loans are subject to a recourse exposure.  Under the terms of the servicing agreement with FNMA, the Bank is obligated to fund FNMA all monthly principal and interest payments under the original terms of the loans until the earlier of the following events: (1) the loans have been fully satisfied; or (2) the recourse exposure has been fully exhausted.  During the nine months ended September 30, 2008, the Bank had estimated aggregate future probable losses of $2.0 million related to these loans.  Upon ultimate settlement of the loans, the Bank will request approval by FNMA to fully recognize all losses incurred as a reduction of the $21.5 million total recourse exposure at September 30, 2008, and expects such approval to be granted.  No other loans sold by the Bank with recourse were non-performing at September 30, 2008.

A reserve liability of $4.0 million existed at September 30, 2008 related to the estimated probable recourse exposure on all loans sold with recourse, including the above-mentioned non-performing loans.  During the nine months ended September 30, 2008, the Bank reduced this reserve liability by $527,000 for items that it expected to charge-off, and provided an additional $2.0 million (included as a charge to net mortgage banking income in non-interest income) to this reserve liability in order to ensure that, at September 30, 2008, the reserve liability adequately reflected the estimated recourse exposure likely to be recognized on all loans sold with recourse.  Of the $2.0 million provision, $1.7 million was recognized during the three months ended September 30, 2008.  The remainder was recognized during the three months ended June 30, 2008.

Please refer to Note 9 to the Company's condensed consolidated financial statements for a discussion of investment and mortgage-backed securities that possessed unrealized losses as of September 30, 2008.

Allowance for Loan Losses and Reserve Liability on Loan Origination Commitments

The allowance for loan losses was $16.5 million at September 30, 2008, up from $15.4 million at December 31, 2007.  In addition, the Bank had a reserve liability related to loan origination commitments (recorded in other liabilities) that totaled $787,000 at September 30, 2008 and $1.2 million at December 31, 2007.  During the nine months ended September 30, 2008, the Bank recorded a provision of $966,000 to provide for additional inherent losses in the portfolio and loans committed for funding at period end.  During the same period, the Bank also recorded net charge-offs of approximately $234,000, and reclassified $430,000 of its reserves related to loan origination commitments to its allowance for loan losses to due to a decrease in loan commitments outstanding at September 30, 2008.   (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Loan Losses" for a further discussion).

Management's quarterly evaluation of the loan loss reserves takes into account not only performance of the current loan portfolio, but also general credit conditions and volume of new business, in determining the timing and amount of any future loan loss provisions.

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Assets.  Assets totaled $3.83 billion at September 30, 2008, an increase of $327.5 million from total assets of $3.50 billion at December 31, 2007.

Real estate loans increased $317.4 million during the nine months ended September 30, 2008, due primarily to originations of $856.7 million during the period (as loans originated in 2003 and 2004 approached their contractual maturities resulting in increased financing activity during the nine months ended September 30, 2008), that were partially offset by amortization of $392.6 million and sales of $148.1 million.

MBS available-for-sale increased $146.3 million during the nine months ended September 30, 2008, as purchases of $183.8 million were partially offset by paydowns of $35.9 million and a decline in fair value of $1.3 million.

Federal funds sold and other short-term investments declined $128.0 million and cash and due from banks decreased by $23.5 million during the nine months ended September 30, 2008, as these funds were utilized to fund real estate loan originations and MBS purchases during the period.

The Company acquired an additional $14.0 million of FHLBNY common stock during the nine months ended September 30, 2008 in order to satisfy the requisite ownership levels necessary to obtain additional FHLBNY advances during the period.  (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of requisite ownership of FHLBNY common stock).

Liabilities.  Total liabilities grew $320.2 million during the nine months ended September 30, 2008, reflecting increases of $74.9 million in REPOs, $303.2 million in FHLBNY advances, and $27.9 million in escrow and other deposits, that were partially offset by a decline of $82.2 million in retail branch and Internet banking deposits during the period.  The increase in escrow and other deposits resulted from the accumulation of 2008 tax and insurance escrow balances during the period not held by the Bank at December 31, 2007.  (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of increases in REPOs, FHLBNY advances and retail branch and Internet banking deposits during the period).

Stockholders' Equity.  Stockholders' equity increased $7.3 million during the nine months ended September 30, 2008, due primarily to net income of $22.7 million, amortization of stock benefit plans of $2.1 million, and $2.5 million of proceeds received in consideration for shares issued in connection with the exercise of stock options, all of which were partially offset by dividend payments of $13.7 million, treasury stock repurchases of $654,000, and an increase of $6.1 million in the accumulated other comprehensive loss component of stockholders' equity.  The majority of the increase in other comprehensive loss related to a decline in the market value of available-for-sale investment securities and MBS.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007

General.  Net income was $8.4 million during the three months ended September 30, 2008, an increase of $2.8 million from net income of $5.5 million during the three months ended September 30, 2007.  During the comparative period, net interest income increased $7.8 million, the provision for credit losses increased $536,000, non-interest income declined $1.5 million and non-interest expense increased $1.2 million, resulting in a net increase in pre-tax net income of $4.6 million.  Income tax expense increased $1.8 million during the comparative period due to the increased pre-tax earnings.

Net Interest Income.  The discussion of net interest income for the three months ended September 30, 2008 and 2007 presented below should be read in conjunction with the following tables, which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended September 30,
		2008			2007
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,218,192	$47,734	5.93%	$2,785,057	$41,420	5.95%
Other loans	1,722	41	9.52	1,805	45	9.97
Mortgage-backed securities	318,224	3,610	4.54	153,738	1,588	4.13
Investment securities	31,271	340	4.35	22,921	374	6.53
Federal funds sold and other short-term investments	70,555	783	4.44	90,978	1,474	6.48
Total interest-earning assets	3,639,964	$52,508	5.77%	3,054,499	$44,901	5.88%
Non-interest earning assets	154,531			170,079
Total assets	$3,794,495			$3,224,578

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$103,718	$607	2.33%	$45,609	$220	1.91%
Money Market accounts	633,946	4,075	2.56	654,192	6,348	3.85
Savings accounts	275,104	387	0.56	284,366	388	0.54
Certificates of deposit	944,367	7,858	3.31	1,053,972	11,963	4.50
Borrowed Funds	1,388,337	14,399	4.13	717,926	8,604	4.75
Total interest-bearing liabilities	3,345,472	27,326	3.25%	2,756,065	27,523	3.96%
Non-interest bearing checking accounts	92,648			92,333
Other non-interest-bearing liabilities	82,559			105,830
Total liabilities	3,520,679			2,954,228
Stockholders' equity	273,816			270,350
Total liabilities and stockholders' equity	$3,794,495			$3,224,578
Net interest income		$25,182			$17,378
Net interest spread			2.52%			1.92%
Net interest-earning assets	$294,492			$298,434
Net interest margin			2.77%			2.28%
Ratio of interest-earning assets to interest-bearing liabilities			108.80%			110.83%

Rate/Volume Analysis

	Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$6,448	$(134)	$6,314
Other loans	(1)	(3)	(4)
Mortgage-backed securities	1,781	241	2,022
Investment securities	114	(148)	(34)
Federal funds sold and other short-term investments	(279)	(412)	(691)
Total	8,063	(456)	7,607

Interest-bearing liabilities:
Interest bearing checking accounts	$308	$79	$387
Money market accounts	(182)	(2,091)	(2,273)
Savings accounts	(14)	13	(1)
Certificates of deposit	(1,105)	(3,000)	(4,105)
Borrowed funds	7,426	(1,631)	5,795
Total	6,433	(6,630)	(197)
Net change in net interest income	$1,630	$6,174	$7,804

During the nine months ended September 30, 2008, FOMC monetary policies resulted in a 225 basis point reduction of the overnight federal funds rate from 4.25% to 2.00%.  This reduction far exceeded the decline in medium- and long-term interest rates offered throughout the financial markets, thus creating a steeper market interest rate yield curve during the period.  This trend favorably impacted the Company's net interest income and net interest margin during the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Interest Income.  Interest income was $52.5 million during the three months ended September 30, 2008, an increase of $7.6 million from $44.9 million during the three months ended September 30, 2007.  This resulted primarily from increases in interest income of $6.3 million and $2.0 million on real estate loans and MBS, respectively, that were partially offset by a decline of $691,000 in interest income on federal funds sold and other short-term investments.

The increase in interest income on real estate loans resulted from growth in their average balance of $433.1 million during the three months ended September 30, 2008 compared to the three months ended September 30, 2007, reflecting originations of $1.03 billion between October 2007 and September 2008, which were partially offset by principal repayments of $498.8 million and loan sales of $178.5 million during the same period.

The increase in interest income on MBS resulted from an increase of $164.5 million in their average balance coupled with an increase of 41 basis points in their average yield during the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  The increase in average balance resulted from $183.8 million of MBS purchases during the period October 2007 through September 2008, that were partially offset by $44.5 million in principal repayments during the same period.  The increase in average yield on MBS reflected the steeper yield curve during the three months ended September 30, 2008, as increases in yields on these securities that resulted from tightening of monetary policy by the FOMC during 2006 and 2007 were not adversely impacted by the reduction in short-term interest rates that resulted from FOMC monetary policy during the first six months of 2008.

The decrease in interest income on federal funds sold and other short-term investments resulted from a decline of $20.4 million in their average balance (as these liquid investments were utilized to fund real estate loans and MBS purchases during the nine months ended September 30, 2008), along with a reduction of 204 basis points in their average yield (reflecting lower federal funds and benchmark short-term interest rates during the nine months ended September 30, 2008 as a result of FOMC monetary policy actions).

Interest Expense.  Interest expense decreased $197,000, to $27.3 million, during the three months ended September 30, 2008, from $27.5 million during the three months ended September 30, 2007.  The decline resulted primarily from reductions in interest expense of $4.1 million and $2.3 million on CDs and money market accounts, respectively, which were partially offset by increased interest expense of $5.8 million on borrowed funds.

The decline in interest expense on CDs resulted from both decreases of $109.6 million in their average balance and 119 basis points in their average cost during the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  The decline in average cost reflected lower offering rates during the three months ended September 30, 2008, as short-term market interest rates, which influence the pricing of CDs, declined by 225 basis points during the nine months ended September 30, 2008.  The decline in average balance of CDs reflected deposit pricing strategies implemented by the Bank during the majority of the nine months ended September 30, 2008 which de-emphasized the use of CDs as a funding source.

The decrease in interest expense on money market accounts was due to a decline of 129 basis points in their average rate, as the Bank lowered offering rates on money market accounts from March through September 2008 in response to the significant reduction in benchmark short-term interest rates that occurred during the first three months of 2008.  The average balance of money markets also decreased $20.2 million during the three months ended September 30, 2008 compared to the three months ended September 30, 2007.   During the nine months ended September 30, 2008, the Bank lowered its offering rates on money market accounts in response to the reduction in benchmark short-term interest rates during the period (reflecting FOMC monetary policy actions during the period).  The reduction in offering rates resulted in a decline in money market accounts during the nine months ended September 30, 2008.

The increase in interest expense on borrowed funds resulted from $670.4 million of growth in their average balance during the three months ended September 30, 2008 compared to the three months ended September 30, 2007, as the Company added $658.0 million of REPOs and FHLBNY advances from July 1, 2007 to September 30, 2008 in order to fund operational requirements and help maintain pricing discipline on deposits.  Partially offsetting the increased interest expense resulting from the higher average balance of borrowed funds was a reduction of 62 basis points in their average cost during the comparative period attributable to favorable borrowings undertaken in late 2007 and the first six months of 2008.

Provision for Credit Losses.  The provision for credit losses was $596,000 during the three months ended September 30, 2008, an increase of $536,000 over the provision of $60,000 recorded during the three months ended September 30, 2007.  The increase reflected estimated losses related to the significant growth in the real estate loan portfolio (including commitments to fund loans in the December 2008 quarter) that occurred during the quarter ended September 30, 2008.

Non-Interest Income.  Non-interest income decreased $1.5 million, from $3.1 million during the three months ended September 30, 2007, to $1.7 million during the three months ended September 30, 2008.  The decline was attributable primarily to a reduction in net mortgage banking income of $993,000, resulting from a charge to net mortgage banking income of $1.7 million that was recognized during the three months ended September 30, 2008 for a provision to the reserve liability for losses on loans sold with recourse.  (See "Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality" for a further discussion of the $1.7 million provision to the book reserve for losses on loans sold with recourse).  Within net mortgage banking income, this charge was partially offset by a gain of $662,000 (reflecting the net present value of the servicing asset) recorded on the sale at par of an 80% participation in $124.0 million of loans to a third party financial institution.   The remainder of the decline in non-interest income resulted primarily from a non-recurring $546,000 BOLI settlement the Bank received in the September 2007 quarter.

Non-Interest Expense.  Non-interest expense was $12.9 million during the three months ended September 30, 2008, an increase of $1.2 million from $11.7 million during the three months ended September 30, 2007.

Salaries and employee benefits increased $621,000 during the comparative period as a result of regular increases to existing employee compensation levels, along with increases related to the additions of a management position in the Bank's lending department and new management positions required for one completed and one scheduled retail branch opening in 2008.  Stock benefit plan amortization expense increased $203,000, reflecting equity awards granted to officers in July 2008 along with higher ESOP expense resulting from an increase in the Holding Company's common stock price during the quarter ended September 30, 2008 compared to the three months ended September 30, 2007.

Occupancy and equipment expense increased by $249,000 during the comparative period, due primarily to the opening of the Borough Park branch in March 2008, along with a substantial increase in the monthly rental cost of the Bank's Bronx branch commencing in late 2007.  Federal deposit insurance costs increased $294,000 as a result of an insurance fund re-capitalization plan implemented by the FDIC in late 2006.

Non-interest expense was 1.36% of average assets during the three months ended September 30, 2008, compared to 1.45% during the three months ended September 30, 2007.  This ratio declined despite the increase in non-interest expense during the comparative period due to growth of $569.9 million in average assets.

Income Tax Expense.  Income tax expense increased $1.8 million during the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007, due to an increase of $4.6 million in pre-tax income during the period.

Comparison of Operating Results for the Nine Months Ended September 30, 2008 and 2007

General.  Net income was $22.7 million during the nine months ended September 30, 2008, an increase of $5.7 million from net income of $17.0 million during the nine months ended September 30, 2007.  During the comparative period, net interest income increased $14.6 million, the provision for credit losses increased $786,000, non-interest income declined $2.3 million and non-interest expense increased $3.3 million, resulting in a net increase in pre-tax net income of $8.2 million.  Income tax expense increased $2.5 million during the comparative period due to the increased pre-tax earnings.

Net Interest Income.  The discussion of net interest income for the nine months ended September 30, 2008 and 2007 presented below should be read in conjunction with the following tables, which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Nine Months Ended September 30,
		2008			2007
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,039,071	$134,947	5.92%	$2,747,450	$122,367	5.94%
Other loans	1,785	126	9.41	1,824	132	9.65
Mortgage-backed securities	271,525	9,196	4.52	151,525	4,535	3.99
Investment securities	33,822	1,412	5.57	26,172	1,194	6.08
Federal funds sold and other short-term investments	127,650	4,325	4.52	153,441	6,736	5.85
Total interest-earning assets	3,473,853	$150,006	5.76%	3,080,412	$134,964	5.84%
Non-interest earning assets	181,581			155,134
Total assets	$3,655,434			$3,235,546

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$87,909	$1,596	2.43%	$41,465	$526	1.70%
Money Market accounts	672,256	14,476	2.88	619,368	17,575	3.79
Savings accounts	275,242	1,153	0.56	291,358	1,261	0.58
Certificates of deposit	993,715	28,122	3.78	1,080,290	37,295	4.62
Borrowed Funds	1,164,385	37,136	4.26	723,105	25,375	4.69
Total interest-bearing liabilities	3,193,507	$82,483	3.45%	2,755,586	$82,032	3.98%
Non-interest bearing checking accounts	91,309			94,475
Other non-interest-bearing liabilities	99,518			106,471
Total liabilities	3,384,334			2,956,532
Stockholders' equity	271,100			279,014
Total liabilities and stockholders' equity	$3,655,434			$3,235,546
Net interest income		$67,523			$52,932
Net interest spread			2.31%			1.86%
Net interest-earning assets	$280,346			$324,826
Net interest margin			2.59%			2.29%
Ratio of interest-earning assets to interest-bearing liabilities			108.78%			111.79%

Rate/Volume Analysis (Unaudited)

	Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007 Increase/ (Decrease) Due to
	Volume	Rate	Total
Interest-earning assets:	(Dollars In thousands)
Real Estate Loans	$12,990	$(410)	$12,580
Other loans	(3)	(3)	(6)
Mortgage-backed securities	3,825	836	4,661
Investment securities	334	(116)	218
Federal funds sold and other short-term investments	(1,006)	(1,405)	(2,411)
Total	16,140	(1,098)	15,042

Interest-bearing liabilities:
Interest bearing checking accounts	$716	$354	$1,070
Money market accounts	1,309	($4,408)	(3,099)
Savings accounts	(67)	(41)	(108)
Certificates of deposit	(2,687)	(6,486)	(9,173)
Borrowed funds	14,787	(3,026)	11,761
Total	14,058	(13,607)	451
Net change in net interest income	$2,082	$12,509	$14,591

During the nine months ended September 30, 2008, FOMC monetary policies resulted in a 225 basis point reduction of the overnight federal funds rate from 4.25% to 2.00%.  This reduction far exceeded the decline in medium- and long-term interest rates offered throughout the financial markets, thus creating a steeper market interest rate yield curve during the period.  This trend favorably impacted the Company's net interest income and net interest margin during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Interest Income.  Interest income was $150.0 million during the nine months ended September 30, 2008, an increase of $15.0 million, from $135.0 million, during the nine months ended September 30, 2007.  This resulted primarily from increases in interest income of $12.6 million and $4.7 million on real estate loans and MBS, respectively, that were partially offset by a decline of $2.4 million in interest income on federal funds sold and other short-term investments.

The increase in interest income on real estate loans resulted from growth in their average balance of $291.6 million during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, reflecting originations of $1.03 billion between October 2007 and September 2008, which were partially offset by principal repayments of $498.8 million and loan sales of $178.5 million during the same period.

The increase in interest income on MBS resulted from an increase of $120.0 million in their average balance coupled with an increase of 53 basis points in their average yield during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  The increase in average balance resulted from $183.8 million of MBS purchases during the period October 2007 through September 2008, that were partially offset by $44.5 million in principal repayments during the same period.  The increase in average yield on MBS reflected the steeper yield curve during the nine months ended September 30, 2008, as increases in yields on these securities that resulted from tightening of monetary policy by the FOMC during 2006 and 2007 were not adversely impacted by the reduction in short-term interest rates that resulted from FOMC monetary policy during the first six months of 2008.

The decrease in interest income on federal funds sold and other short-term investments resulted from a decline of $25.8 million in their average balance (as these liquid investments were utilized to fund real estate loans and MBS purchases during the nine months ended September 30, 2008), along with a reduction of 133 basis points in their average yield (reflecting lower federal funds and benchmark short-term interest rates during the nine months ended September 30, 2008 as a result of FOMC monetary policy actions).

Interest Expense.  Interest expense increased $451,000 to $82.5 million, during the nine months ended September 30, 2008, from $82.0 million during the nine months ended September 30, 2007.  The additional expense resulted primarily from increased interest expense of $11.8 million on borrowed funds and $1.1 million on interest bearing checking accounts, that was partially offset by a decline in interest expense of $9.2 million and $3.1 million on CDs and money market accounts, respectively.

The increase in interest expense on borrowed funds resulted from $441.3 million of growth in their average balance during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, as the Company added $658.0 million of REPOs and FHLBNY advances from October 1, 2007 to September 30, 2008 in order to fund operational requirements and help maintain pricing discipline on deposits.

The increase of $1.1 million in interest expense on interest bearing checking accounts during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 resulted from an increase of $46.4 million in their average balance, coupled with an increase of 73 basis points in their average cost during the period, both of which reflected growth in Prime Dime interest bearing checking accounts that began in the second half of 2007 and continued during the nine months ended September 30, 2008.

The decline in interest expense on CDs resulted from decreases of both $86.6 million in their average balance and 84 basis points in their average cost during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  The decline in average cost reflected lower offering rates during the nine months ended September 30, 2008, as short-term market interest rates, which influence the pricing of CDs, declined by 225 basis points during the nine months ended September 30, 2008.  The decline in average balance of CDs reflected deposit pricing strategies implemented by the Bank during the majority of the nine months ended September 30, 2008 which de-emphasized the use of CDs as a funding source.

The decrease in interest expense on money market accounts was due to a decline of 91 basis points in their average rate, as the Bank lowered offering rates on money market accounts from March through September 2008 in response to the reduction in benchmark short-term interest rates during the first six months of 2008.  The decrease in average rate was partially offset by a $52.9 million increase in the average balance of money markets during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 which was attributable to a combination of two factors.  The balance of money markets increased during 2007 through successful promotional activities.  In addition, the Bank's offering rates on money market accounts lagged the decline in short-term interest rates in the financial markets during most of the first six months of 2008.  As a result, the Bank retained a large portion of its money market balances during this period, contributing to their increased average balance during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Provision for Credit Losses.  The provision for credit losses was $966,000 during the nine months ended September 30, 2008, an increase of $786,000 over the provision of $180,000 recorded during the nine months ended September 30, 2007.  The increase reflected estimated losses related to the significant growth in the real estate loan portfolio (including commitments to fund loans in the December 2008 quarter) that occurred during the nine months ended September 30, 2008.

Non-Interest Income.  Non-interest income decreased $2.3 million, from $8.0 million during the nine months ended September 30, 2007 to $5.7 million during the nine months ended September 30, 2008.  The decline resulted primarily from a reduction in net mortgage banking income of $1.5 million attributable to provisions to net mortgage banking income of $2.0 million recognized during the nine months ended September 30, 2008 for an increase to the reserve liability for losses on loans sold with recourse.  (See "Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality" for a further discussion of the provisions to the book reserve for losses on loans sold with recourse).  Partially offsetting these additional provisions was an increase of $475,000 in the gain on sale of real estate loans component of mortgage banking income during the comparative period, reflecting a gain of $705,000 recognized on the sale of $113.3 million of multifamily loans to a third party financial institution during the nine months ended September 30, 2008 that was partially offset by a decline of $259,000 in gains on sales of multifamily loans to FNMA during the same period.  (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of loan sale activities during the nine months ended September 30, 2008 and 2007).

The Bank additionally incurred a loss of $129,000 on a non-recurring sale of OREO properties during the nine months ended September 30, 2008.  There were no sales of assets during the nine months ended September 30, 2007.

The remainder of the decline in non-interest income resulted primarily from a non-recurring $546,000 BOLI settlement the Bank received during the nine months ended September 30, 2007, as well as lower loan inspection fee income.

Non-Interest Expense.  Non-interest expense was $37.5 million during the nine months ended September 30, 2008, an increase of $3.3 million from $34.2 million during the nine months ended September 30, 2007.

Salaries and employee benefits increased $1.6 million during the comparative period as a result of regular increases to existing employee compensation levels, along with increases related to the additions of a management position in the Bank's lending department and new management positions required for one completed and one scheduled retail branch opening in 2008.  Stock benefit plan amortization expense increased $655,000, reflecting reflecting equity awards granted to officers in July 2008 along with higher ESOP expense resulting from an increase in the Holding Company's common stock price during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Occupancy and equipment expense increased by $578,000 during the comparative period, due primarily to the opening of the Borough Park branch in March 2008, along with a substantial increase in the monthly rental cost of the Bank's Bronx branch commencing in late 2007.  Federal deposit insurance costs increased $407,000 as a result of an insurance fund re-capitalization plan implemented by the FDIC in late 2006.

Other non-interest expenses increased $141,000, primarily as a result of additional professional fees related to various consultation matters.

Non-interest expense was 1.37% of average assets during the nine months ended September 30, 2008, compared to 1.41% during the nine months ended September 30, 2007.  This ratio declined despite the increase in non-interest expense during the comparative period due to growth of $419.9 million in average assets.

Income Tax Expense.  Income tax expense increased $2.5 million during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, due to an increase of $8.2 million in pre-tax income during the period.  Partially offsetting this increase were non-recurring reductions to income tax expense during the nine months ended September 30, 2008 of $662,000 from the reduction in the reserve for unrecognized tax benefits, and $275,000 from adjustments related to completion of the June 2007 and December 2007 tax returns.

Outlook for the Remainder of 2008

Please refer to the section entitled "Outlook" in Exhibit 99 to the Current Report on Form 8-K furnished to the SEC on October 27, 2008 for a discussion of the Company's outlook for financial reporting periods subsequent to September 30, 2008.

Proposed FDIC Recapitalization Plan and Its Impact Upon the Bank's Future Deposit Insurance Costs

In October 2008, the FDIC released a five-year re-capitalization plan that included a proposal to raise deposit insurance premiums charged to financial institutions such as the Bank by seven basis points commencing in the first quarter of 2009.  Subsequent to this initial increase, the FDIC further proposes a modification to its current risk-based premium assessment model that should apply to all future premium payments made by the Bank.  Under the re-capitalization plan, financial institutions with the lowest risk assessment under the risk-based premium assessment model will pay, commencing in the second quarter of 2009, quarterly FDIC premiums ranging from 10 to 14 basis points in accordance with the modified premium assessment model.  In addition under the re-capitalization plan, the FDIC proposes a separate quarterly assessment premium for a financial institution whose ratio of secured liabilities, including FHLBNY advances and REPOS, exceeds 15% of its domestic deposits.  This charge is calculated by multiplying the institution's base assessment rate by one plus the ratio of its secured liabilities to domestic deposits minus 0.15.  Based upon the level of FHLBNY advances and REPOS held by the Bank at September 30, 2008, it would be required to pay an additional assessment premium under this formula.  Should these proposed increases in the Bank's future quarterly FDIC premium assessments become effective as planned commencing in 2009, the Bank expects, based upon its level of deposits and secured liabilities as of September 30, 2008, that its annual FDIC insurance expense will increase in excess of 300% of its current level.

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2007 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on March 18, 2008.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At September 30, 2008, the Company owned no trading assets, nor did it conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2007 to September 30, 2008.

Interest Sensitivity Gap.  There was no material change in the computed one-year interest sensitivity gap from December 31, 2007 to September 30, 2008.

Interest Rate Risk Exposure (Net Portfolio Value) Compliance.  At September 30, 2008, the Bank continued to monitor the impact of interest rate volatility upon net interest income and net portfolio value ("NPV") in the same manner as at December 31, 2007.  There were no changes in the Board-approved limits of acceptable variance in the effect of interest rate fluctuations upon net interest income and NPV at September 30, 2008 compared to December 31, 2007.

The analysis that follows presents the estimated NPV resulting from market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under four other interest rate scenarios (each a "Rate Shock Scenario") represented by immediate, permanent, parallel shifts in interest rates from those observed at September 30, 2008 and December 31, 2007.  The analysis additionally presents a measurement of the interest rate sensitivity at September 30, 2008 and December 31, 2007.  Interest rate sensitivity is measured by the basis point changes in the various NPV ratios ("NPV Ratios") from the Pre-Shock Scenario to the Rate Shock Scenarios.  NPV Ratios represent the NPV as a percentage of the total value of assets determined under each respective Pre- and Rate Shock Scenario.  An increase in the NPV Ratio is considered favorable, while a decline is considered unfavorable.

	At September 30, 2008
	Net Portfolio Value					At December 31, 2007
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Basis Point Change in NPV Ratio	NPV Dollar Amount	NPV Ratio	Basis Point Change in NPV Ratio	Board Approved NPV Ratio Limit
	(Dollars in thousands)
Rate Shock Scenario
+ 200 Basis Points	250,651	$(64,495)	-20.47%	6.82%	(148)	$263,704	7.79%	(211)	6.0%
+ 100 Basis Points	287,203	(27,943)	-8.87	7.69	(61)	310,161	9.00	(90)	7.0
Pre-Shock Scenario	315,146	-	-	8.30	-	346,924	9.90	-	8.0
- 100 Basis Points	331,838	16,692	5.30	8.62	32	364,169	10.25	35	8.0
- 200 Basis Points	N/A	N/A	N/A	N/A	N/A	363,913	10.14	24	8.0

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

The Pre-Shock Scenario NPV declined from $346.9 million at December 31, 2007 to $315.1 million at September 30, 2008.  The NPV Ratio at September 30, 2008 was 8.30% in the Pre-Shock Scenario, a decrease from the NPV Ratio of 9.90% in that Scenario at December 31, 2007.  The decrease in the Pre-Shock Scenario NPV was due primarily to an increase in the valuation of borrowings (which negatively impact NPV) that resulted from both increased volume and from declines in short and medium-term term interest rates at September 30, 2008 compared to December 31, 2007.  This was partially offset by an increase in the valuation of real estate loans during the same period, resulting primarily from the advance of the loans to their contractual interest rate repricing dates (thus favorably impacting their valuation).

The Bank’s +200 basis point Rate Shock Scenario NPV decreased from $263.7 million at December 31, 2007 to $250.6 million at September 30, 2008.  The decrease resulted primarily from the growth in the loan portfolio during the nine months ended September 30, 2008, including the loan commitment pipeline at September 30, 2008.  The combination of growth in the loan portfolio that resulted from the new loans originated during the nine months ended September 30, 2008, and the loan commitment pipeline at September 30, 2008 created a longer term to next interest rate repricing for assets at September 30, 2008 compared to December 31, 2007.  Assets with a longer term to next interest rate repricing generate a less favorable NPV in a rising rate interest rate environment.  As a result, the decline in the NPV of total assets from the Pre- Shock Scenario to the +200 basis point Rate Shock Scenario  was greater at September 30, 2008 than December 31, 2007.

The NPV Ratio was 6.82% in the +200 basis point Rate Shock Scenario at September 30, 2008, a decrease from the NPV Ratio of 7.79% in the +200 basis point Rate Shock Scenario at December 31, 2007.  The decrease reflected the aforementioned decrease in the +200 basis point Rate Shock Scenario NPV during the comparative period.

At September 30, 2008, the interest rate sensitivity (i.e., the basis point change in the NPV Ratio calculated under the various Rate Shock Scenarios compared to the Pre-Shock Scenario) in the +200 basis point Rate Shock Scenario was negative 148 basis points, compared to interest rate sensitivity of negative 211 basis points in the +200 basis point Rate Shock Scenario at December 31, 2007.  The reduction in sensitivity was due primarily to the favorable valuation of borrowings in the +200 basis point Rate Shock Scenario NPV compared to the Pre-Shock Scenario NPV at September 30, 2008 compared to December 31, 2007.  This favorable valuation resulted from an increase in the average contractual term to next interest rate repricing on the Bank's borrowings as a result of borrowings added during the nine months ended September 30, 2008, as well as interest rate caps purchased with a portion of the borrowings added during the period that provide protection in the event that interest rates rise.

Item 4.  Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2008, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2008 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The Holding Company did not repurchase any shares of its common stock into treasury during the three months ended September 30, 2008.  No existing repurchase programs expired during the three months ended September 30, 2008, nor did the Company terminate any repurchase programs prior to expiration during the quarter.  As of September 30, 2008, the Company had an additional 1,124,549 shares remaining eligible for repurchase under its twelfth stock repurchase program, which was publicly announced in June 2007.

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
   as Guarantee Trustee, for the benefit of the holders from time to time of the Series B Capital Securities of Dime Community Capital Trust I (9)

10.1	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Vincent F. Palagiano (5)
10.2	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Michael P.Devine (5)
10.3	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Kenneth J. Mahon (5)
10.4	Employment Agreement between Dime Community Bancorp, Inc. and Vincent F. Palagiano (10)
10.5	Employment Agreement between Dime Community Bancorp, Inc. and Michael P. Devine (10)
10.6	Employment Agreement between Dime Community Bancorp, Inc. and Kenneth J. Mahon (10)
10.7	Form of Employee Retention Agreement by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain officers (5)
10.8	The Benefit Maintenance Plan of Dime Community Bancorp, Inc. (6)
10.9	Severance Pay Plan of The Dime Savings Bank of Williamsburgh (5)
10.10	Retirement Plan for Board Members of Dime Community Bancorp, Inc. (6)
10.11	Dime Community Bancorp, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees, as amended by amendments number 1 and 2 (6)
10.12	Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc., as amended by amendments number 1 and 2 (6)
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

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (8)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (15)
10.22	Waiver executed by Vincent F. Palagiano (12)
10.23	Waiver executed by Michael P. Devine (12)
10.24	Waiver executed by Kenneth J. Mahon (12)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (11)

10.26	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh , Dime Community Bancshares, Inc. and Christopher D. Maher (13)
10.27	Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (11)
10.28	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Daniel Harris (14)
10.29	Dime Community Bancshares, Inc. Annual Incentive Plan
31(i).1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31(i).2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

(1)	Incorporated by reference to the registrant's Transition Report on Form 10-K for the transition period ended December 31, 2002 filed on March 28, 2003.
(2)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 9, 2007.
(3)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 filed on September 28, 1998.
(4)	Incorporated by reference to the registrant's Current Report on Form 8-K dated April 9, 1998 and filed on April 16, 1998.
(5)	Incorporated by reference to Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed on September 26, 1997.
(6)
Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed on September 26, 1997, and the Current Reports on
   Form 8-K filed on March 22, 2004 and March 29, 2005.

(7)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed on September 28, 2000.
(8)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003.
(9)	Incorporated by reference to Exhibits to the registrant’s Registration Statement No. 333-117743 on Form S-4 filed on July 29, 2004.
(10)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 15, 2004.
(11)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2005.
(12)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005.
(13)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 9, 2006.
(14)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 12, 2008.
(15)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 8, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: November 5, 2008	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: November 5, 2008	By: /s/ KENNETH J. MAHON
Kenneth J. Mahon
First Executive Vice President and Chief Financial Officer (Principal Accounting Officer)