Form 10-K
period 2008-12-31
DIME COMMUNITY BANCSHARES INC
filed 2009-03-16
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.YES  X  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
LARGE ACCELERATED FILER             ACCELERATED FILER   X        NON-ACCELERATED FILER ___      SMALLER REPORTING COMPANY ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):          ___ Yes        X    No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $447.0 million based upon the $16.51 closing price on the NASDAQ National Market for a share of the registrant’s common stock on June 30, 2008.

      As of March 13, 2009, there were 34,179,900 shares of the registrant’s common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on May 21, 2009 and any adjournment thereof, and are incorporated by reference in Part III.

F-5

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

Forward-looking statements are based upon various assumptions and analyses made by the Company (as defined subsequently herein) in light of management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond the Company’s control;
•	there may be increases in competitive pressure among financial institutions or from non-financial institutions;
•	changes in the interest rate environment may reduce interest margins;
•	changes in deposit flows, loan demand or real estate values may adversely affect the business of The Dime Savings Bank of Williamsburgh (the “Bank”);
•	changes in accounting principles, policies or guidelines may cause the Company’s financial condition to be perceived differently;
•	changes in corporate and/or individual income tax laws may adversely affect the Company's business or financial condition;
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

PART I

Item 1.                      Business

General

Dime Community Bancshares, Inc. (the “Holding Company,” and together with its direct and indirect subsidiaries, the “Company”) is a Delaware corporation and parent company of the Bank, a federally-chartered stock savings bank.  The Bank maintains its headquarters in the Williamsburg section of the borough of Brooklyn, New York and operates twenty-three full-service retail banking offices located in the New York City ("NYC") boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.

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

The primary business of the Holding Company is the operation of its wholly-owned subsidiary, the Bank. The Holding Company is a unitary savings and loan holding company, which, under existing law, is generally not restricted as to the types of business activities in which it may engage, provided that the Bank remains a qualified thrift lender (“QTL”).  Pursuant to regulations of its primary regulator, the Office of Thrift Supervision (“OTS”), the Bank qualifies as a QTL if its ratio of qualified thrift investments to portfolio assets (“QTL Ratio”) was 65% or more, on a monthly average basis, in nine of the previous twelve months.  At December 31, 2008, the Bank’s QTL Ratio was 69.2%, and the Bank maintained more than 65% of its portfolio assets in qualified thrift investments throughout the year ended December 31, 2008.

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

The Company’s website address is www.dime.com. The Company makes available free of charge through its website, by clicking the Investor Relations tab and selecting "SEC Filings," its Annual and Transition Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Market Area and Competition

The Bank has historically operated as a community-oriented financial institution providing financial services and loans primarily for multifamily housing within its market areas.  The Bank maintains its headquarters in the Williamsburg section of the borough of Brooklyn, New York, and operates twenty-three full-service retail banking offices located in the NYC boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches.  The Bank’s primary lending area is the NYC metropolitan area, although its overall lending area is larger, extending approximately 150 miles in each direction from its corporate headquarters in Brooklyn.  The majority of the Bank’s mortgage loans are secured by properties located in its primary lending area, and approximately 75% of these loans were secured by real estate located in the NYC boroughs of Brooklyn, Queens and Manhattan on December 31, 2008.

The NYC banking environment is extremely competitive.  The Bank’s competition for loans exists principally from other savings banks, commercial banks, mortgage banks and insurance companies. The Bank has faced sustained competition for the origination of multifamily residential and commercial real estate loans, which together comprised 94% of the Bank’s loan portfolio at December 31, 2008.  Management anticipates that the current level of competition for multifamily residential and commercial real estate loans will continue for the foreseeable future, which may inhibit the Bank’s ability to maintain its current level and pricing of such loans.

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

The Bank’s success is additionally impacted by the overall condition of the economy, particularly in the NYC metropolitan area.  As home to several national companies in the financial and business services industries, and as a popular destination for domestic and international travelers, the NYC economy is particularly sensitive to the health of both the national and global economies.  Both the NYC and global economies were greatly challenged during the year ended December 31, 2008, and remain so currently.  Although the significant proportion of Bank loans secured by rent-regulated multifamily residential dwellings, as well as management's measured growth business strategy, have provided the Bank's some insulation from these economic downturns, sustained recessionary conditions would be expected to adversely impact the performance of the Bank's assets and deposit customer relationships.

Lending Activities

Loan Portfolio Composition.  At December 31, 2008, the Bank’s loan portfolio totaled $3.29 billion, consisting primarily of   mortgage loans secured by multifamily residential apartment buildings, including buildings organized under a cooperative form of ownership (“Underlying Cooperatives”); commercial properties; real estate construction and land acquisition; and one- to four-family residences and cooperative apartments.  Within the loan portfolio, $2.24 billion, or 68.2%, were classified as multifamily residential loans; $848.2 million, or 25.8%, were classified as commercial real estate loans; $130.7 million, or 4.0%, were classified as one- to four-family residential, including condominium or cooperative apartments; $742,000, or 0.02%, were loans to finance multifamily residential and one- to four-family residential properties with full or partial credit guarantees provided by either the Federal Housing Administration (‘’FHA’’) or the Veterans Administration (‘’VA’’); and $53.0 million, or 1.6%, were loans to finance real estate construction and land acquisition within the NYC metropolitan area.  Of the total mortgage loan portfolio outstanding on December 31, 2008, $2.77 billion, or 84.3%, were adjustable-rate loans (‘’ARMs’’) and $514.8 million, or 15.7%, were fixed-rate loans.  Of the Bank’s multifamily residential and commercial real estate loans, over 80% were ARMs at December 31, 2008, the majority of which were contracted to reprice no later than 7 years from their origination date and carried a total amortization period of no longer than 30 years.  At December 31, 2008, the Bank’s loan portfolio additionally included $2.2 million in consumer loans, composed of passbook loans, consumer installment loans, overdraft loans and mortgagor advances.  As of December 31, 2008, $2.65 billion, or 80.5% of the loan portfolio, was scheduled to mature or reprice within five years.

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

At December 31, 2008, the Bank had $49.9 million of loan commitments that were accepted by the borrowers.  All of these commitments are expected to close during the year ending December 31, 2009.  At December 31, 2007, the Bank had $102.4 million of loan commitments that were accepted by the borrower.  All of these commitments closed during 2008.

The Bank was servicing whole loans or loan participations totaling $659.4 million at December 31, 2008 that it originated and sold to other financial institutions.  The majority of this balance represented whole loans that were sold to, and are currently serviced for the Federal National Mortgage Association ("FNMA").

The following table sets forth the composition of the Bank’s real estate and other loan portfolios (including loans held for sale) in dollar amounts and percentages at the dates indicated:

	At December 31,
	2008	Percent of Total	2007	Percent of Total	2006	Percent of Total	2005	Percent of Total	2004	Percent of Total
	Dollars in Thousands
Real Estate loans:
Multifamily residential	$2,241,800	68.18%	$1,948,765	67.78%	$1,855,080	68.64%	$1,872,163	71.69%	$1,917,447	76.63%
Commercial real estate	848,208	25.80	728,129	25.32	666,927	24.68	576,561	22.08	424,060	16.95
One- to four-family	130,663	3.97	139,541	4.85	146,613	5.42	135,622	5.19	126,225	5.04
Cooperative apartment units	11,632	0.35	6,172	0.21	7,224	0.27	10,115	0.39	11,853	0.47
FHA/VA insured	742	0.02	1,029	0.04	1,236	0.05	2,694	0.10	4,209	0.17
Construction and land acquisition	52,982	1.61	49,387	1.72	23,340	0.86	12,098	0.46	15,558	0.62
Total mortgage loans	3,286,027	99.93	2,873,023	99.92	2,700,420	99.92	2,609,253	99.91	2,499,352	99.88
Other loans:
Student loans	-	-	-	-	-	-	-	-	$61	-
Depositor loans	$1,059	0.03	$1,122	0.04	$1,172	0.04	$1,160	0.04	1,318	0.06
Consumer installment and other	1,132	0.04	1,047	0.04	1,033	0.04	1,181	0.05	1,537	0.06
Total other loans	2,191	0.07	2,169	0.08	2,205	0.08	2,341	0.09	2,916	0.12
Gross loans	3,288,218	100.00%	2,875,192	100.00%	2,702,625	100.00%	2,611,594	100.00%	2,502,268	100.00%
Net unearned costs (fees)	3,287		1,833		1,048		501		(463)
Allowance for loan losses	(17,454)		(15,387)		(15,514)		(15,785)		(15,543)
Loans, net	$3,274,051		$2,861,638		$2,688,159		$2,596,310		$2,486,262
Loans serviced for others:
One- to four-family and cooperative apartment	$19,181		$21,515		$24,395		$26,881		$29,524
Multifamily residential	640,200		541,868		494,770		386,781		295,800
Total loans serviced for others	$659,381		$563,383		$519,165		$413,662		$325,324

Loan Originations, Purchases, Sales and Servicing.  For the year ended December 31, 2008, total loan originations were $1.09 billion.  The Bank originates both ARMs and fixed-rate loans, depending upon customer demand and market rates of interest.  ARMs were approximately 96% of total loan originations during the period.  The majority of both ARM and fixed-rate originations were multifamily residential and commercial real estate loans.  Multifamily residential real estate loans are either retained in the Bank's portfolio or sold in the secondary market to FNMA, and occasionally to other third-party financial institutions.  One- to four-family adjustable rate and fixed-rate mortgage loans with maturities up to 15 years are generally retained for the Bank’s portfolio.  Generally, the Bank sells its newly originated one- to four-family fixed-rate mortgage loans with maturities greater than fifteen years in the secondary market.

From December 2002 through December 31, 2008, the Bank sold multifamily residential loans to FNMA pursuant to a multifamily seller/servicing agreement entered into in December 2002.  The Bank sold $27.5 million, $71.4 million and $144.7 million of such loans to FNMA during the years ended December 31, 2008, 2007 and 2006, respectively.  The Bank additionally sold one- to four- family loans totaling $8.2 million and participation interests in multifamily loans totaling $114.6 million to third party financial institutions during the year ended December 31, 2008.  The Bank sold a $6.1 million participation interest in one multifamily loan to a third party financial institution during the year ended December 31, 2007.  At December 31, 2008, the Bank had an executed loan commitment to originate two loans totaling $3.4 million that were intended for sale to FNMA.  The Bank's contract for sale of new multifamily loans to FNMA expired on December 31, 2008.

The Bank currently has no arrangement pursuant to which it sells commercial real estate loans to the secondary market.  During the year ended December 31, 2008, sales of fixed-rate one- to four-family mortgage loans totaled $8.8 million, of which $580,000 were sold to FNMA.   The Bank also has an origination assistance agreement with an independent lending institution, PHH Mortgage ("PHH") whereby PHH processes and underwrites fixed-rate one- to four-family loans, the Bank funds the loans at origination and elects to either portfolio the loan or sell it to PHH.  PHH retains full servicing of all loans, regardless of the Bank's ownership election.  One to four-family loans sold to PHH totaled $8.2 million during the year ended December 31, 2008.

The Bank generally retains the servicing rights in connection with loans it sells in the secondary market.  As of December 31, 2008, the Bank was servicing $659.4 million of loans for non-related institutions.  The Bank generally receives a loan servicing fee equal to 0.25% of the outstanding principal balance on all loans sold to FNMA other than multifamily residential loans.  The loan servicing fees on multifamily residential loans sold to FNMA vary as they are derived based upon the difference between the actual origination rate and contractual pass-through rate of the loans sold at the time of sale.  At December 31, 2008, the Bank had recorded mortgage servicing rights ("MSR") of $2.8 million associated with the sale of one- to four-family and multifamily residential loans to FNMA and other third party institutions.

The following table sets forth the Bank's loan originations (including loans held for sale), sales, purchases and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	Dollars in Thousands
Gross loans:
At beginning of period	$2,875,192	$2,702,625	$2,611,594	$2,502,268	$2,194,157
Real estate loans originated:
Multifamily residential	786,918	391,882	388,102	312,026	774,832
Commercial real estate	226,605	124,262	133,099	203,841	187,655
One- to four-family (1)	36,962	27,425	19,070	41,143	36,363
Cooperative apartment units	7,178	-	210	465	1,048
Equity lines of credit	10,843	5,777	7,977	6,405	6,488
Construction and land acquisition	18,215	25,180	14,768	10,331	6,844
Total mortgage loans originated	1,086,721	574,526	563,226	574,211	1,013,230
Other loans originated	2,640	1,772	1,688	1,859	3,166
Total loans originated	1,089,361	576,298	564,914	576,070	1,016,396
Less:
Principal repayments	523,788	326,103	328,453	358,255	557,134
Loans sold	150,983	77,628	145,430	108,489	151,151
Loans transferred to other real estate owned	1,564	-	-	-	-
Gross loans at end of period	$3,288,218	2,875,192	$2,702,625	$2,611,594	$2,502,268

(1)      Includes Home Equity and Home Improvement Loans.

Loan Maturity and Repricing.   The following table shows the earlier of the maturity or repricing period of the Bank's loan portfolio (including loans held for sale) at December 31, 2008.  ARMs are shown as due in the period during which their interest rates are next scheduled to adjust. The table does not include prepayments or scheduled principal amortization.  Scheduled loan repricing and estimated prepayment and amortization information is presented on an aggregate basis in "Item 7A.  Quantitative and Qualitative Disclosures About Market Risk – Interest Sensitivity Gap."

	At December 31, 2008
	Real Estate Loans
	Multifamily Residential	Commercial Real Estate	One- to Four- Family	Cooperative Apartment	FHA/VA Insured	Construction and Land Acquisition	Other Loans	Total Loans
	(Dollars In Thousands)
Amount due to Mature or Reprice During the Year Ending:
December 31, 2009	$198,949	$43,831	$27,005	$3,598	-	$52,982	$2,191	$328,556
December 31, 2010	348,482	96,227	13,692	26	-	-	-	458,427
December 31, 2011	383,698	175,141	12,562	6,554	-	-	-	577,955
December 31, 2012	282,437	142,525	20,952	37	$176	-	-	446,127
December 31, 2013	633,045	184,163	18,861	247	566	-	-	836,882
Sub-total	1,846,611	641,887	93,072	10,462	742	52,982	2,191	2,647,947
December 31, 2014 through December 31, 2018	352,650	158,589	20,765	595	-	-	-	532,599
December 31, 2019 and beyond	42,539	47,732	16,543	858	-	-	-	107,672
Total	$2,241,800	$848,208	$130,380	$11,915	$742	$52,982	$2,191	$3,288,218

The following table sets forth the outstanding principal balance in each loan category (including loans held for sale) at December 31, 2008 that is due to mature or reprice after December 31, 2009, and whether such loans have fixed or adjustable interest rates:

	Due after December 31, 2009
	Fixed	Adjustable	Total
	(Dollars in Thousands)
Mortgage loans:
Multifamily residential	$323,028	$1,719,823	2,042,851
Commercial real estate	129,625	674,752	804,377
One- to four-family	43,573	59,802	103,375
Cooperative apartment	1,813	6,504	8,317
FHA/VA insured	742	-	742
Construction and land acquisition	-	-	-
Other loans	-	-	-
Total loans	$498,781	$2,460,881	$2,959,662

Multifamily Residential Lending and Commercial Real Estate Lending. The majority of the Bank's lending activities consist of originating adjustable-rate and fixed-rate multifamily residential (i.e., buildings possessing a minimum of five residential units) and commercial real estate loans. The properties securing these loans are generally located in the Bank's primary lending area. At December 31, 2008, $2.24 billion, or 68.2% of the Bank's gross loan portfolio, were multifamily residential loans. Of the multifamily residential loans, $2.13 billion, or 95.2%, were secured by apartment buildings and $107.4 million, or 4.8%, were secured by Underlying Cooperatives. The Bank also had $848.2 million of commercial real estate loans in its portfolio at December 31, 2008, representing 25.8% of its total loan portfolio.

The Bank originated multifamily residential and commercial real estate loans totaling $1.01 billion during the year ended December 31, 2008 and $516.1 million during the year ended December 31, 2007. At December 31, 2008, the Bank had commitments accepted by borrowers to originate $46.8 million of multifamily residential and commercial real estate loans, compared to $96.3 million outstanding at December 31, 2007.

At December 31, 2008, multifamily residential and commercial real estate loans originated by the Bank were secured by three distinct property types: (1) fully residential apartment buildings; (2) "mixed-use" properties featuring a combination of residential and commercial units within the same building; and (3) fully commercial buildings. The underwriting procedures for each of these property types were substantially similar. Loans secured by fully residential apartment buildings were classified by the Bank as multifamily residential loans in all instances. Loans secured by fully commercial real estate were classified as commercial real estate loans in all instances. Loans secured by mixed-use properties were classified as either multifamily residential or commercial real estate loans based upon the percentage of the property's rental income received from its residential compared to its commercial tenants. If 50% or more of the rental income was received from residential tenants, the full balance of the loan was classified as multifamily residential. If less than 50% of the rental income was received from residential tenants, the full balance of the loan was classified as commercial real estate. At December 31, 2008, mixed use properties classified as multifamily residential or commercial real estate loans totaled $1.08  billion.

Multifamily residential and commercial real estate loans in the Bank's portfolio generally range in amount from $250,000 to $4.0 million, and, at December 31, 2008, had an average loan size of approximately $1.5 million. Multifamily residential loans in this range are generally secured by buildings that possess between 5 and 100 apartments. As of December 31, 2008, the Bank had a total of $2.13 billion of multifamily residential loans in its portfolio secured by buildings with under 100 units, representing approximately 65% of its real estate loan portfolio.

Multifamily residential loans are generally viewed as exposing the Bank to a greater risk of loss than one- to four-family residential loans and typically involve higher individual loan principal amounts.  Repayment of multifamily residential loans is dependent, in significant part, on cash flow from the collateral property sufficient to satisfy operating expenses and debt service. Economic events and government regulations, such as rent control and rent stabilization laws, which are outside the control of the borrower or the Bank, could impair the future cash flow of such properties. As a result, rental income might not rise sufficiently over time to satisfy increases in the loan rate at repricing or in overhead expenses (e.g., utilities, taxes, and insurance).

The underwriting standards for multifamily residential and commercial real estate loans generally require: (1) a maximum loan-to-value ratio of 80% based upon an appraisal performed by an independent, state licensed appraiser, and (2) sufficient cash flow from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 115%. The average loan-to-value and debt service ratios were 59% and 150%, respectively, on all multifamily and commercial real estate loans originated during the year ended December 31, 2008. The Bank additionally requires all multifamily and commercial real estate borrowers to represent that they are unaware of any environmental concerns related to the collateral. The Bank further considers the borrower's experience in owning or managing similar properties, the value of the collateral based upon the income approach, and the Bank's lending experience with the borrower.  When originating multifamily residential and commercial real estate loans, the Bank utilizes rent or lease income and the borrower's credit history and business experience (See "Item 1. Business - Lending Activities - Loan Approval Authority and Underwriting" for a discussion of the Bank's underwriting procedures utilized in originating multifamily residential and commercial real estate loans).

It is the Bank's policy to require appropriate insurance protection, including title and hazard insurance, on all real estate mortgage loans at closing. Borrowers generally are required to advance funds for certain expenses such as real estate taxes, hazard insurance and flood insurance.

At December 31, 2008, the Bank had 447 multifamily residential and commercial real estate loans in portfolio with principal balances greater than $2.0 million, totaling $1.84 billion.  Within this total were nineteen loans totaling $271.0 million with outstanding balances greater than $10.0 million.  These 447 loans, while underwritten to the same standards as all other multifamily residential and commercial real estate loans, tend to expose the Bank to a higher degree of risk due to the potential impact of losses from any one loan relative to the size of the Bank's capital position.

The typical multifamily residential and commercial real estate ARM carries a final maturity of 10 or 12 years, and an amortization period not exceeding 30 years. These loans generally have an interest rate that adjusts once after the fifth or seventh year, indexed to the 5-year FHLBNY advance rate plus a spread typically approximating 225 basis points, but generally may not adjust below the initial interest rate of the loan. Prepayment fees are assessed throughout the majority of the life of the loans. The Bank also offers fixed-rate, self-amortizing, multifamily residential and commercial real estate loans with maturities of up to fifteen years.

Commercial real estate loans are generally viewed as exposing the Bank to a greater risk of loss than both one- to four-family and multifamily residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent upon successful operation or management of the collateral properties, repayment of such loans are generally subject to a greater extent to prevailing conditions in the real estate market or the economy. Further, the collateral securing such loans may depreciate over time, be difficult to appraise, or fluctuate in value based upon the success of the business.  This increased risk is partially compensated for in the following manners: (i) the Bank requires, in addition to the security interest in the commercial real estate, a security interest in the personal property associated with the collateral and standby assignments of rents and leases from the borrower; and (ii) at December 31, 2008, approximately $360.1 million of the Bank's commercial real estate loans were secured by mixed used properties that had some portion of residential units associated with the collateral property.

The Bank's three largest multifamily residential loans at December 31, 2008 were a $31.4 million loan originated in September 2008 secured by seventeen mixed use buildings located in Manhattan, New York, containing, in aggregate, 401 residential units and 11 commercial units; a $23.5 million loan originated in March 2004 secured by an eight-story, mixed-use building located in Flushing, New York, containing 137 residential units and 4 commercial units; and a $16.9 million loan originated in December 2004 secured by a mixed use building located in Manhattan, New York that contains 67 residential units and twelve commercial units.

The Bank's two largest commercial real estate loans at December 31, 2008 were a $15.2 million loan originated in May 2005 secured by a three-story building located in Manhattan, New York containing 10 retail stores; and a $13.5 million loan originated in February 2007 secured by a professional office building with 12 office rental units located in White Plains, New York.  The Bank also owned two commercial real estate loans with an outstanding principal balance of $12.5 million each at December 31, 2008, both of which were originated during 2008 and are located in Manhattan, New York.  One of the loans is secured by an office building containing twenty-seven office rental units while the other loan is secured by a mixed use building with fourteen commercial units and nine apartments.

The Bank's largest aggregate amount of loans to one borrower was $41.0 million at December 31, 2008, compared to a regulatory limit of $45.5 million.  The individual loans made to the largest individual borrower were secured by four buildings located in Manhattan, New York, containing 104 residential units and one commercial unit.

Small Mixed-Use Lending (Small Investment Property Loans).  In 2003, the Bank began originating small investment property loans.  Small investment property loans are typically sourced through brokers.  Generally, small investment properties include owner and non-owner occupied one- to four-family residential, multifamily, or mixed-use properties under $1.0 million in value.  In the majority of cases, the appraised value of small investment properties is based upon a "comparable sales" methodology rather than the income approach methodology used in underwriting commercial real estate loans.  Small investment property loans are required to be personally guaranteed by the borrowers.  The appraisal methodology chosen can vary depending upon the attributes of the underlying collateral and/or the availability of comparable sales data.  In cases where the comparable sales method of appraisal is used, loans can have debt service coverage ratios below 100%.  In such cases, the Bank looks to the borrower’s financial capacity to service the debt.  Small investment property loans typically carry higher rates of interest in order to compensate the Bank for the assumed increased risk of default. Because these loans are required to be personally guaranteed, the Bank relies heavily on both the financial and credit information of borrowers in its’ underwriting.  Small commercial real estate loans can be underwritten to a maximum loan-to-value ratio of 80%.  In the minority of cases where the income approach to appraised value is used, loans can be underwritten to a minimum debt service ratio of 110%.  At December 31, 2008, the Bank held $80.7 million of loans in portfolio classified as small investment property loans, or approximately 2.5% of the gross loan portfolio, with a weighted average FICO score of 711 and a weighted average loan-to-value ratio of 64%.

One- to Four-Family Residential and Cooperative Apartment Lending.   The Bank offers residential first and second mortgage loans secured primarily by owner-occupied, one- to four-family residences, including condominium and cooperative apartments.  The majority of one- to four-family residential loans in the Bank's loan portfolio were obtained through the Bank's acquisitions of Financial Federal Savings Bank in 1999 and Pioneer Savings Bank, F.S.B. in 1996.  The Bank originated $37.0 million of one- to four-family mortgages during the year ended December 31, 2008, including home equity and home improvement loans.  At December 31, 2008, $130.7 million, or 4.0%, of the Bank's loans consisted of one- to four-family residential and cooperative apartment loans.  The Bank is a participating seller/servicer with FNMA and generally underwrites its one- to four-family residential mortgage loans to conform with FNMA standards.

Although the collateral securing cooperative apartment loans is composed of shares in a cooperative corporation (i.e., a corporation whose primary asset is the underlying building) and a proprietary lease in the borrower's apartment, cooperative apartment loans are treated as one- to four-family loans.  The Bank's portfolio of cooperative apartment loans was $11.6 million, or 0.4% of total loans, as of December 31, 2008.  Originations of cooperative unit loans totaled $7.2 million during the year ended December 31, 2008.

For all one- to four-family loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower: (1) a credit report is reviewed; (2) income, assets, indebtedness and certain other information are reviewed; (3) if necessary, additional financial information is required of the borrower; and (4) an appraisal of the real estate intended to secure the proposed loan is obtained from an independent appraiser approved by the Board of Directors.  Loans underwritten by PHH additionally utilize these underwriting criteria (with the exception that the appraisals are completed by a rotating appraisal group certified by PHH).  One to four-family loans sold to PHH totaled $8.2 million during the year ended December 31, 2008.

The Bank generally sells its newly originated conforming fixed-rate one- to four-family mortgage loans with maturities in excess of 15 years.  During the year ended December 31, 2008, the Bank sold one- to four-family mortgage loans totaling $8.8 million to non-affiliates, of which $8.2 were sold to PHH, and $580,000 were sold to FNMA with servicing retained by the Bank.  As of December 31, 2008, the Bank's portfolio of one- to four-family fixed-rate mortgage loans serviced for others totaled $19.2 million.

Home Equity and Home Improvement Loans.  Home equity loans and home improvement loans, the majority of which are included in one- to four-family loans, are originated to a maximum of $500,000.  At the time of origination, the combined balance of the first mortgage and home equity or home improvement loan may not exceed 75% of the appraised value of the collateral property at origination of the home equity or home improvement loan.  On home equity and home improvement loans, the borrower pays an initial interest rate equal to the prime interest rate at the time of origination.  After six months, the interest rate adjusts and ranges from the prime interest rate to 100 basis points above the prime interest rate in effect at the time.  The interest rate on the loan can never fall below the rate at origination The combined outstanding balance of the Bank's home equity and home improvement loans was $31.3 million at December 31, 2008.

Equity Lines of Credit on Multifamily Residential and Commercial Real Estate Loans.  Equity credit lines are available on multifamily residential and commercial real estate loans.  These loans are underwritten in the same manner as first mortgage loans on these properties, except that the combined loan-to-value ratio of the first mortgage and the equity line may be as high as 80% and the minimum debt service coverage ratio is 115%.  On multifamily residential and commercial real estate equity lines of credit, the borrower pays an interest rate generally ranging from 100 to 200 basis points above the prime rate, based upon the loan-to-value ratio of the combined first mortgage and equity line at the time of origination of the equity line of credit.  The outstanding balance of these equity loans (which are included in the $31.3 million of total outstanding home equity and home improvement loans discussed in the previous paragraph) was $14.2 million at December 31, 2008, on outstanding total lines of $43.3 million.

Construction Lending.  The Bank participates in various real estate construction loans.  All of these construction projects are located in the NYC metropolitan area, and in most instances, involve multifamily residential properties that are underwritten to support the permanent debt with rental units.  Although it has assumed up to 90% participation on some construction loan commitments, the Bank generally does not act as primary underwriting agent for any of these loans.  The Bank does, however, carefully review the underwriting of these construction loans, and regularly inspects the construction progress and engineering reports prior to advancing funds.  During the year ended December 31, 2008, the Bank funded $18.2 million of construction loans.  At December 31, 2008, the Bank had $13.4 million in unfunded construction loan commitments.

Land Acquisition Loans.  The Bank, in rare instances, funds the purchase of land by a borrower for either rehabilitation or development.  These loans require that the loan to value ratio not exceed 70% at origination, and require a separate construction or permanent loan to be negotiated by the borrower for any future development activity.  Land acquisition loans totaled $7.7 million at December 31, 2008.

Loan Approval Authority and Underwriting.   The Board of Directors of the Bank establishes lending authorities for individual officers related to the various types of loan products offered by the Bank.  In addition, the Bank maintains a Loan Operating Committee entrusted with loan approval authority.  The Chief Executive Officer, President, Chief Financial Officer, Chief Investment Officer and Chief Lending Officer are members of the Loan Operating Committee.  The Loan Operating Committee has authority to approve portfolio loan originations in amounts up to $3.0 million and loans originated and sold to PHH in amounts up to $4.0 million (although loans in excess of $1.5 million are not currently offered by the Bank through the PHH program).  Both the Loan Operating Committee and the Bank's Board of Directors must approve all portfolio loan originations exceeding $3.0 million.  All loans approved by the Loan Operating Committee are presented to the Bank's Board of Directors for its review.

Regulatory restrictions imposed on the Bank's lending activities limit the amount of credit that may be extended to any one borrower to 15% of unimpaired capital and unimpaired surplus. A single borrower may exceed the initial 15% limit, up to a final limit of 25%, if he or she secures the full amount of the outstanding loan balance in excess of the initial 15% limit with collateral in the form of readily marketable securities that have a reliable and continuously available price quotation.  The Bank's highest individual borrower fell significantly below this limitation at December 31, 2008.  (See "Item 1.  Business - Regulation - Regulation of Federal Savings Associations - Loans to One Borrower'').

Asset Quality

General

At both December 31, 2008 and December 31, 2007, the Company had neither whole loans nor collateral underlying MBS that would be considered subprime loans, i.e., mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their income or credit history.  (See "Item I – Business – Lending Activities" for a

further discussion of the Bank's underwriting standards).

Monitoring and Collection of Delinquent Loans

Management of the Bank reviews delinquent loans on a monthly basis and reports to its Board of Directors regarding the status of all non-performing and otherwise delinquent loans in the Bank's portfolio.

The Bank's loan servicing policies and procedures require that an automated late notice be sent to a delinquent borrower as soon as possible after a payment is ten days late, in the case of a multifamily residential or commercial real estate loan, or fifteen days late in connection with a one- to four-family or consumer loan.  A second letter is sent to the borrower if payment has not been received within 30 days of the due date.  Thereafter, periodic letters are mailed and phone calls are placed to the borrower until payment is received.  When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain the full payment due or negotiate a repayment schedule with the borrower to avoid foreclosure.

Accrual of interest is generally discontinued on loans that have missed three consecutive monthly payments, at which time the Bank does not recognize the interest from the third month and evaluates whether the accrual of interest associated with the first two missed payments should be reversed.  Payments on nonaccrual loans are generally applied to principal.  Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the outstanding principal balance (including any outstanding advances related to the loan) and accrued interest. Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least six months.

Generally, the Bank initiates foreclosure proceedings when a loan enters non-accrual status.  After initiating foreclosure proceedings, the Bank procures current appraisal information in order to prepare an estimate of the fair value of the underlying collateral.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is generally sold.  It is the Bank's general policy to dispose of OREO properties as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating circumstances.

Non-accrual loans

Within the Bank's portfolio, non-accrual loans totaled $7.4 million and $2.9 million at December 31, 2008 and December 31, 2007, respectively.  During the year ended December 31, 2008, twelve loans totaling $7.0 million were added to non-accrual status.  Partially offsetting this increase were three loans totaling $1.6 million that were transferred to other real estate owned ("OREO") and two non-accrual loans totaling $876,000 that were satisfied during the period.  The difficulties experienced in both the national real estate and financial services marketplaces combined to adversely impact the metropolitan NYC area multifamily and commercial real estate markets during 2008.

Impaired Loans

Statement of Financial Accounting Standards ("SFAS") 114, "Accounting By Creditors for Impairment of a Loan," as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures an amendment of FASB Statement No. 114" ("Amended SFAS 114"), provides guidelines for determining and measuring impairment in loans.  A loan is considered impaired when it is probable that all contractual amounts due will not be collected in accordance with the terms of the loan. A loan is not deemed to be impaired, even during a period of delayed payment by the borrower, if the Bank ultimately expects to collect all amounts due, including interest accrued at the contractual rate.  Generally, the Bank considers non-accrual and troubled-debt restructured multifamily residential and commercial real estate loans, along with non-accrual one- to four-family loans exceeding $625,500, to be impaired. Non-accrual one-to four-family loans of $625,500 or less, as well as all consumer loans, are considered homogeneous loan pools and are not required to be evaluated individually for impairment.  Impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimate of the fair value of the collateral.  A specific reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses. The recorded investment in loans deemed impaired was approximately $8.9 million, consisting of fifteen loans, at December 31, 2008, compared to $2.8 million, consisting of six loans, at December 31, 2007, and $3.5 million, consisting of six loans, at December 31, 2006.  During the year ended December 31, 2008, fourteen impaired loans totaling $8.5 million were added to impaired status, while five loans totaling $2.4 million were removed from impaired status.  Of the $8.5 million added during the year, $2.1 million represented problematic loans that remained on accrual status at December 31, 2008.  The combination of their problem payment history and concerns over their realizable disposal value in the event of foreclosure, resulted in their being deemed impaired at December 31, 2008, with a specific reserve being allocated to them within the allowance for loan losses.  Of the $2.4 million removed from impaired status, $1.6 million represented transfers to OREO and $876,000 represented satisfactions.  During the year ended December 31, 2007, three impaired loans totaling $2.0 million were removed from impaired status while three loans totaling $1.2 million were added to impaired status.  Since much of the activity occurred during the final six months of 2007, while the period-end balance of impaired loans declined from December 31, 2006 to December 31, 2007, the average balance was higher during the year ended December 31, 2007, as $3.5 million of impaired loans added during the year ended December 31, 2006 had a greater impact on the average balance of impaired loans during 2007 than 2006.  At December 31, 2008 and 2007, reserves totaling $1.1 million and $348,000, respectively, were allocated within the allowance for loan losses for impaired loans.  At December 31, 2008, impaired loans exceeded non-accrual loans by $1.5 million due to the $2.1 million of impaired loans that remained on accrual status at December 31, 2008, which were partially offset by $597,000 of one- to four-family and consumer loans, which, while on non-accrual status, were not deemed impaired since they had individual outstanding balances of $625,500 or less.

Troubled-Debt Restructurings

Under accounting principles generally accepted in the United States of America ("GAAP"), the Bank is required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a loan constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Current OTS regulations require that troubled-debt restructurings remain classified as such until either the loan is repaid or returns to its original terms.  The Bank had no loans classified as troubled-debt restructurings at December 31, 2008 and 2007.

OREO

 Property acquired by the Bank as a result of a foreclosure on a mortgage loan or deed in lieu of foreclosure is classified as OREO and recorded at the lower of the recorded investment in the related loan or the fair value of the property on the date of acquisition, with any resulting write down charged to the allowance for loan losses and any disposition expenses charged to the valuation allowance for possible losses on OREO. The Bank obtains a current appraisal on OREO property as soon as practicable after it takes possession and will generally reassess the value of OREO at least annually thereafter.  At December 31, 2008, the Bank owned one OREO property with a recorded balance of $300,000.  At December 31, 2007, the Bank owned no OREO properties with a recorded balance.

The following table sets forth information regarding non-accrual loans, OREO, and troubled-debt restructurings at the dates indicated:

	At December 31,
	2008	2007	2006	2005	2004
Non-accrual loans	(Dollars in Thousands)
One- to four-family	$566	$11	$60	$317	$475
Multifamily residential	776	2,236	1,655	384	830
Commercial real estate	3,439	577	1,859
Mixed Use	2,590	-	-	-	-
Cooperative apartment	26	27	26	229	-
Other	5	5	6	28	154
Total non-accrual loans	7,402	2,856	3,606	958	1,459
OREO	300	-	-	-	-
Total non-performing assets	7,702	2,856	3,606	958	1,459
Troubled-debt restructurings	-	-	-	-	-
Total non-performing assets and troubled-debt restructurings	$7,702	$2,856	$3,606	$958	$1,459

Impaired loans	$8,900	$2,814	$3,514	$384	$830

Ratios:
Total non-accrual loans to total loans	0.22%	0.10%	0.13%	0.04%	0.06%
Total non-accrual loans and troubled-debt restructurings to total loans	0.22	0.10	0.13	0.04	0.06
Total non-performing assets to total assets	0.19	0.08	0.11	0.03	0.04
Total non-performing assets and troubled-debt restructurings to total assets	0.19	0.08	0.11	0.03	0.04

On January 30, 2009, the Bank re-acquired four loans with an aggregate carrying balance of $5.8 million (net of aggregate specific reserves of $3.0 million recognized on these loans).   This $5.8 million carrying balance is expected to be reflected as non-accrual loans / non-performing assets at March 31, 2009.  (See "Item 1 – Business - Reserve Liability on the Recourse Exposure on Multifamily Loans Serviced for FNMA") for a further discussion of this re-acquisition.

Loans Delinquent 60 to 89 Days

The Bank had a total of 10 real estate and consumer loans, totaling $4.8 million, delinquent 60-89 days (two consecutive missed payments) at December 31, 2008, compared to 7 such delinquent loans, totaling $1.9 million, at December 31, 2007.   The majority of the dollar amount of both non-accrual loans and loans delinquent 60-89 days were real estate loans.  The growth in the dollar amount delinquent 60-89 days from December 31, 2007 to December 31, 2008 resulted primarily from a net increase of $3.1 million of 60 to 89 day delinquent real estate loans during the period.  The 60-89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of credit quality trends than non-accrual loans.  However, given the considerable challenges facing the NYC area multifamily and commercial real estate markets at December 31, 2008, it is reasonable to expect that these delinquencies will remain above their December 31, 2007 level for the foreseeable future.

Classified Assets

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

The Bank's Loan Loss Reserve Committee, subject to approval of the Bank's Board of Directors, establishes policies relating to the internal classification of loans.  The Bank believes that its classification policies are consistent with regulatory requirements. All non-accrual and impaired loans and OREO are considered classified assets. In addition, the Bank maintains a "watch list," comprised of loans that, while performing, are characterized by weaknesses requiring special attention from management and are considered to be potential problem loans.  This list can include loans that have either been classified as Substandard or Special Mention in previous years but have remained current for at least 6 months, loans that have experienced irregular payment histories, or troubled-debt restructurings to the extent that they do fall into either of the previous groups.

The Loan Loss Reserve Committee reviews all loans in the Bank's portfolio quarterly, with particular emphasis on problem loans, in order to determine whether any loans require reclassification in accordance with applicable regulatory guidelines.  The Loan Loss Reserve Committee reports its conclusions to the Bank's Board of Directors on a quarterly basis.

At December 31, 2008, the Bank's watch list was comprised of 11 loans totaling $2.7 million that remained on accrual status, compared to 7 such loans totaling $1.8 million at December 31, 2007.  The increase resulted from the addition of seven loans totaling $1.9 million to the watch list during 2008, which were partially offset by two loans totaling $1.1 million that entered non accrual status during the period.

At both December 31, 2008 and 2007, the Bank had no loans classified as either Doubtful or Loss.  At December 31, 2008, the Bank had 27 loans totaling $2.7 million designated Special Mention, compared to 31 loans totaling $1.2 million at December 31, 2007, reflecting the increase in the watch list loan balance during the year ended December 31, 2008.  At December 31, 2008, the Bank had $7.3 million of assets classified as Substandard, compared to $3.7 million at December 31, 2007.

At December 31, 2008 and 2007, no Company-held investment securities, MBS or other assets were classified as Special Mention, Substandard or Doubtful.  GAAP rules that require the immediate recognition of unrealized losses on these assets that are deemed other-than temporary enerally prevent them from satisfying the criteria of a classified asset under OTS regulations and Bank policy.

The following table sets forth the Bank's aggregate carrying value of assets classified as either Substandard or Special Mention at December 31, 2008:

	Special Mention		Substandard
	Number	Amount	Number	Amount
	(Dollars in Thousands)
Mortgage Loans:
Multifamily residential	3	$1,550	2	$1,553
One- to four-family	1	57	6	1,473
Cooperative apartment	4	153	1	26
Commercial real estate	3	920	5	3,955
Total Mortgage Loans	11	2,680	14	$7,007
Other loans	16	8	9	5
OREO	-	-	1	300
Total	27	$2,688	24	$7,312

Problem Loans Serviced for Other Financial Institutions That are Subject to Recourse Exposure

The Bank services a pool of multifamily loans sold to FNMA with an outstanding principal balance of $519.8 million at December 31, 2008.  This pool of loans was subject to a recourse exposure totaling $21.9 million at December 31, 2008.  Within this pool of loans, the Bank had not received a payment from the borrower in excess of 90 days on loans totaling $23.7 million at December 31, 2008, and has identified another $3.6 million of other problem loans.  Under the terms of the servicing agreement with FNMA, the Bank is obligated to fund FNMA all monthly principal and interest payments under the original terms of the loans until the earlier of the following events: (1) the loans have been fully satisfied or enter OREO status; or (2) the recourse exposure is fully exhausted.

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

	At or for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Total loans outstanding at end of period (1)	$3,291,505	$2,877,025	$2,703,673	$2,612,095	$2,501,805
Average total loans outstanding (1)	$3,090,032	$2,777,220	$2,651,601	$2,535,574	$2,397,187
Allowance for loan losses:
Balance at beginning of period	$15,387	$15,514	$15,785	$15,543	$15,018
Provision for loan losses	2,006	240	240	340	280
Charge-offs
Multifamily residential	(501)	-	-	-	-
Commercial real estate	(85)	-	-	-	-
One- to four-family	-	-	(2)	-	(3)
FHA/VA insured	-	-	-	-	-
Cooperative apartment	-	-	-	-	-
Other	(26)	(28)	(48)	(76)	(155)
Total charge-offs	(612)	(28)	(50)	(76)	(158)
Recoveries	29	19	23	31	25
Reserve for loan commitments transferred (to) from other liabilities	644	(358)	(484)	(53)	378
Balance at end of period	$17,454	$15,387	$15,514	$15,785	$15,543
Allowance for loan losses to total loans at end of period	0.53%	0.53%	0.57%	0.60%	0.62%
Allowance for loan losses to total non-performing loans at end of period	235.80	538.76	430.23	1,647.70	1,065.32
Allowance for loan losses to total non-performing loans and troubled-debt restructurings at end of period	235.80	538.76	430.23	1,647.70	1,065.32
Ratio of net charge-offs to average loans outstanding during the period	0.02%	-	-	-	-

(1)	Total loans represent gross loans, net of deferred loan fees and discounts.

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

The allowance for loan losses was $17.5 million at December 31, 2008 compared to $15.4 million at December 31, 2007. During the year ended December 31, 2008, the Bank recorded a provision of $2.0 million to the allowance for loan losses.   In addition at December 31, 2008, the Bank re-designated $644,000 of its reserves on loan origination commitments to its allowance for loan losses due to a decrease in loan commitments outstanding at December 31, 2008.  The Bank also recorded net charge-offs of $583,000 during the year ended December 31, 2008.  The Bank did not make any changes to the major assumptions underlying the determination of its allowance for loan losses during the year ended December 31, 2008.  Both the provision and the increase in the allowance for loan losses during the year ended December 31, 2008 primarily reflected the following items: 1) the significant growth in the Bank's loan portfolio that occurred during the year ended December 31, 2008; and 2) the increase in non-accrual and other problem loans from December 31, 2007 to December 31, 2008, coupled with deteriorating conditions in the Bank's local real estate marketplace that resulted in a higher level of estimated loan loss reserves on these non-accrual and other problem loans.

The deterioration in the overall real estate market in the NYC metropolitan area that occurred late in 2008, particularly in relation to commercial and office building properties, may result in higher expected loss allocations being applied on all loans in the determination of the allowance for loan losses during the year ending December 31, 2009 than were applied at December 31, 2008.

The following table sets forth the Bank's allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated:

	At December 31,
	2008		2007		2006		2005		2004
	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)
	(Dollars in Thousands)
Impaired loans	$1,056	0.27%	$348	0.10%	$351	0.13%	$38	0.01%	$83	0.04%
Multifamily residential	10,583	68.08	9,381	67.72	8,948	68.62	10,137	71.75	11,753	76.72
Commercial real estate	4,695	25.65	4,449	25.31	5,208	24.61	4,759	22.10	3,161	16.98
One-to four- family	306	3.97	347	4.86	496	5.43	496	5.20	436	5.05
Cooperative apartment	95	0.35	33	0.21	45	0.27	59	0.39	65	0.47
Construction and land acquisition	680	1.61	764	1.72	392	0.86	196	0.46	-	0.62
Other	39	0.07	65	0.08	74	0.08	100	0.09	45	0.12
Total	$17,454	100.00%	$15,387	100.00%	$15,514	100.00%	$15,785	100.00%	$15,543	100.00%

(1)	Total loans represent gross loans less FHA and VA guaranteed loans.

Reserve Liability on the Recourse Exposure on Multifamily Loans Serviced for FNMA

The Bank has a recourse exposure associated with multifamily loans that it sold to FNMA between December 2002 and December 31, 2008, and maintains a related reserve liability. The reserve liability reflects the estimate of future losses that are deemed probable to occur on this loan pool at each period end.  In determining the estimate of probable future losses, the Bank utilizes a methodology similar to the calculation of its allowance for loan losses.  For all performing loans within the FNMA serviced pool, the reserve recognized is the present value of the estimated future losses calculated based upon the historical loss experience for comparable multifamily loans owned by the Bank.  For problem loans within the pool, the estimated future losses are determined in a manner consistent with impaired or classified loans within the Bank's loan portfolio.

The following is a summary of the aggregate balance of multifamily loans serviced for FNMA, the period-end balance of total recourse exposure associated with these loans, and activity related to the reserve liability:

	At or for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Outstanding balance of multifamily loans serviced for FNMA at period end	$519,831	$535,793	$494,770	$386,781	$295,800
Total recourse exposure at end of period	21,865	20,409	18,495	15,564	12,754
Reserve Liability on the Recourse Exposure
Balance at beginning of period	$2,436	$2,223	$1,771	$1,543	$761
Additions for loans sold during the period [1]	101	213	452	228	782
Provision for losses on problem loans[1]	3,946	-	-	-	-
Charge-offs	(910)	-	-	-	-
Balance at period end	$5,573	$2,436	$2,223	$1,771	$1,543
1 Amount recognized as a portion of mortgage banking income during the period.

Absent extenuating circumstances, the $910,000 of charge-offs recognized in 2008, and the full reserve liability balance of $5.6 million at December 31, 2008, would have represented likely future loss claims, and upon ultimate settlement of the loans, the Bank would have sought to reduce the $21.9 million total recourse exposure.  However, of the $5.6 million reserve liability that existed at December 31, 2008, $1.4 million related to a loan that the Bank was required to repurchase under the terms of its seller/servicer agreement with FNMA at the initial purchase price.  This loan also accounted for $146,000 of the $910,000 in charge-offs recognized during 2008.  The re-acquisition of this loan was completed on January 30, 2009, and the Bank understands that no losses associated with this loan shall reduce the $21.9 million total recourse exposure.

In addition, on January 30, 2009, the Bank re-acquired three other problem loans from FNMA (all associated with one common borrower), on which aggregate charge-offs of $701,000 were recognized during the year ended December 31, 2008, and on which a specific reserve of $1.6 million was included in the $5.6 million reserve liability at December 31, 2008.  Under the terms of the re-acquisition agreement, upon ultimate resolution of these loans, 50% of their aggregate losses will reduce the $21.9 million total recourse exposure.  In exchange for this concession, the Bank received the potential right to reduce the $21.9 total recourse exposure commencing on January 1, 2015.

Subsequent to the re-acquisition of these four loans, the reserve liability on the recourse exposure had a balance approximating $2.6 million.

Reserve for Loan Commitments

At December 31, 2008, the Bank maintained a reserve of $572,000 associated with loan commitments accepted by the borrower at December 31, 2008.  This reserve is determined based upon the historical loss experience of similar loans owned by the Bank at each period end.  Any increases in this reserve are achieved via a transfer of reserves from the Bank's allowance for loan losses, with any subsequent resulting shortfall in the allowance for loan losses satisfied through the quarterly provision for loan losses.  Any decreases in the loan commitment reserve are recognized as a transfer of reserve balances back to the allowance for loans losses at each period end.

Investment Activities

Investment Strategies of the Holding Company.  At December 31, 2008, the Holding Company's principal asset was its $349.7 million investment in the Bank's common stock.  Other Holding Company investments are intended primarily to provide future liquidity which may be utilized for general business activities.  These may include, but are not limited to: (1) purchases of the Holding Company's common stock into treasury; (2) repayment of principal and interest on the Holding Company's $25.0 million subordinated note obligation and $72.2 million trust preferred securities borrowing; (3) subject to applicable dividend restriction limitations, the payment of dividends on the Holding Company's common stock; and/or (4) investments in the equity securities of other financial institutions and other investments not permitted to the Bank.  The Holding Company's investment policy calls for investments in relatively short-term, liquid securities similar to those permitted by the securities investment policy of the Bank.  The Holding Company cannot assure that it will engage in any of these activities in the future.

Investment Policy of the Bank.   The investment policy of the Bank, which is adopted by its Board of Directors, is designed to help achieve the Bank's overall asset/liability management objectives while complying with applicable OTS regulations.  Generally, when selecting investments for the Bank's portfolio, the policy calls for management to emphasize principal preservation, liquidity, diversification, short maturities and/or repricing terms, and a favorable return on investment. The policy permits investments in various types of liquid assets, including obligations of the U.S. Treasury and federal agencies, investment grade corporate debt, various types of MBS, commercial paper, certificates of deposit ("CDs") and overnight federal funds sold to financial institutions.  The Bank's Board of Directors periodically approves all financial institutions to which the Bank sells federal funds.

Investment strategies are implemented by the Asset and Liability Management Committee ("ALCO"), which is comprised of the Chief Financial Officer, Chief Investment Officer, Treasurer and other senior officers.  The strategies take into account the overall composition of the Bank's balance sheet, including loans and deposits, and are intended to protect and enhance the Bank's earnings and market value, and effectively manage both interest rate risk and liquidity.  The strategies are reviewed monthly by the ALCO and reported regularly to the Board of Directors.

The Holding Company or the Bank may, with respective Board approval, engage in hedging transactions utilizing derivative instruments.  During the years ended December 31, 2008 and 2007, neither the Holding Company nor the Bank held any derivative instruments or embedded derivative instruments that required bifurcation.

MBS.  MBS provide the portfolio with investments offering desirable repricing, cash flow and credit quality characteristics. MBS yield less than the loans that underlie the securities as a result of the cost of payment guarantees and credit enhancements which reduce credit risk to the investor.  Although MBS guaranteed by federally sponsored agencies carry a reduced credit risk compared to whole loans, such securities remain subject to the risk that fluctuating interest rates, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such loans and thus affect both the prepayment speed and value of such securities.  MBS, however, are more liquid than individual mortgage loans and may readily be used to collateralize borrowings.  The MBS portfolio also provides the Holding Company and the Bank with important interest rate risk management features, as the entire portfolio provides monthly cash flow for re-investment at current market interest rates.  At December 31, 2008 and 2007, respectively, all MBS owned by the Company possessed the highest possible investment credit rating.

The Company's consolidated investment in MBS totaled $301.4 million, or 7.4% of total assets, at December 31, 2008, the majority of which was owned by the Bank.  The majority of the MBS portfolio was comprised of pass-through securities guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Agency ("GNMA") or FNMA.  These securities approximated 68% of the total MBS portfolio at December 31, 2008.  At December 31, 2008, this portion of the portfolio was comprised of $117.5 million of FHLMC or FNMA securities that are fixed for a period of five, seven or ten years and then reset annually thereafter,  $88.2 million of seasoned fixed-rate FNMA pass-through securities with an average estimated duration of less than 3.0 years, $1.0 million of GNMA ARM pass-through securities with a weighted average term to next rate adjustment of less than one year, and a $1.4 million FNMA 18-year balloon MBS.

At December 31, 2008, included in the MBS portfolio were $93.2 million in Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs") owned by the Bank.  All of the CMOs and REMICs were U.S agency guaranteed obligations, with the exception of three CMOs that were issued by highly rated private financial institutions.  All of the non-agency guaranteed obligations were rated in the highest ratings category by at least one nationally recognized rating agency at the time of purchase.  None of the CMOs and REMICs had stripped principal and interest components and all occupied priority tranches within their respective issues.  As of December 31, 2008, the aggregate fair value of the agency guaranteed CMOs and REMICs approximated their cost basis.  The three private financial institution issued CMOs had an aggregate cost basis of $8.4 million and an aggregate unrealized loss of $539,000 at December 31, 2008.

The MBS portfolio included one pass-through security issued by a private financial institution with a cost basis of $4.5 million and a fair value of $4.2 million at December 31, 2008.  This security possessed the highest possible credit rating at December 31, 2008, and continues to perform in accordance with its contractual terms.  The credit rating of this security was downgraded subsequent to December 31, 2008.  Despite this downgrade, the security continues to perform in accordance with its contractual terms, and is expected to return all contractual principal and interest.

GAAP requires that investments in equity securities have readily determinable fair values and investments in debt securities be classified in one of the following three categories and accounted for accordingly:  trading securities, securities available-for-sale or securities held-to-maturity.  Neither the Holding Company nor the Bank owned any securities classified as trading securities during the twelve months ended December 31, 2008, nor do they presently anticipate establishing a trading portfolio.  Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders' equity referred to as accumulated other comprehensive loss, net of deferred taxes.  At December 31, 2008, the Holding Company and the Bank owned, on a combined basis, $318.0 million of securities classified as available-for-sale, which represented 7.8% of total assets. Based upon the size of the available-for-sale portfolio, future variations in the market value of the available-for-sale portfolio could result in fluctuations in the Company's consolidated stockholders' equity.

The Company typically classifies MBS as available-for-sale, in recognition of the greater prepayment uncertainty associated with these securities, and carries them at fair market value.  The fair value of MBS available-for-sale was $1.6 million above their amortized cost at December 31, 2008.

The following table sets forth activity in the MBS portfolio for the periods indicated:

	For the Year Ended December 31,
	2008	2007	2006
	Dollars in Thousands
Amortized cost at beginning of period	$164,503	$160,096	$199,931
(Sales) Purchases, net	183,849	37,992	-
Principal repayments	(48,155)	(33,329)	(39,420)
Premium amortization, net	(469)	(256)	(415)
Amortized cost at end of period	$299,728	$164,503	$160,096

Corporate Debt Obligations.  Both the Holding Company and the Bank may invest in investment-grade debt obligations of various corporations.  The Bank's investment policy limits new investments in corporate debt obligations to companies rated single ''A'' or better by one of the nationally recognized rating agencies, and limits investments in any one corporate entity to the lesser of 1% of total assets or 15% of the Bank's stockholders' equity.

At December 31, 2008, the Company's investment in corporate debt obligations was comprised solely of eight securities that were secured by the preferred debt obligations of a pool of U.S. banks (with a small portion secured by debt obligations of insurance companies).  These pooled trust preferred securities had an aggregate cost basis of $16.6 million and a recorded balance of $10.9 million.  On September 1, 2008, the Bank transferred these eight securities from its available-for-sale portfolio to its held-to-maturity portfolio.  Based upon the lack of an orderly market for these securities, management determined that a formal election to hold these securities to maturity was consistent with its initial investment decision.  On the date of transfer, the unrealized loss of $8.4 million that existed on these securities continued to be recognized as a component of accumulated other comprehensive loss within the Company's consolidated stockholders' equity (net of the deferred tax benefit), and was expected to be amortized over the remaining average life of the securities, which approximated 25.7 years on a weighted average basis.  During the period September 1, 2008 through December 31, 2008, amortization of this unrealized loss totaled $134,000, and $2.6 million was reversed related to two securities (discussed in the following paragraph) for which an other-than temporary impairment charge was recognized during the period.  At December 31, 2008, the remaining unrealized loss will be amortized during the remaining contractual life of these securities, which have contractual maturities ranging from April 3, 2032 through September 22, 2037.

During the year ended December 31, 2008, the Company recorded a pre-tax other-than temporary impairment charge of $3.2 million related to two of these pooled trust preferred securities.  As of December 31, 2008, these securities were performing in accordance with their contractual terms and had paid all contractual cash flows since the Bank’s initial investment. In management’s judgment, however, the credit quality of the collateral pool underlying the two securities had deteriorated to the point that full recovery of the Bank’s initial investment was considered uncertain. Consequently, an other-than temporary impairment charge was deemed warranted as of December 31, 2008.  This pre-tax other-than temporary impairment charge was reflected in the Company's consolidated results of operations.

Subsequent to the recognition of the impairment on the two securities, the total remaining cost basis of the Company's investment in pooled trust preferred debt obligations of banks or insurance companies totaled $16.6 million at December 31, 2008.  There was no orderly market for pooled trust preferred securities at December 31, 2008.  As a result, the fair value of the eight securities was estimated utilizing a cash flow valuation methodology, and was determined to be $7.5 million below the $16.6 million aggregate cost basis.  Despite the significant decline in the market value of these securities, management believes that the $10.8 million of unrealized losses on the pooled trust preferred securities at December 31, 2008 were temporary, and that the full value of these investments will be realized once the market dislocations have been removed or as the securities continue to satisfy their contractual payments of principal and interest.  In making this determination, management considered the following:

In addition to satisfying all contractual payments since inception, each of the securities that possessed an unrealized loss at December 31, 2008 demonstrated the following beneficial credit characteristics:

•	All securities have maintained an investment grade rating since inception from at least one rating agency
•	Each security has a diverse pool of underlying issuers
•	None of the securities have exposure to real estate investment trust issued debt (which has experienced high default rates)
•	Each security features either a mandatory auction or a de-leveraging mechanism that could result in principal repayments to the Bank prior to the stated maturity of the security
•	Each security is characterized by some level of over-collateralization

Based upon an internal review of the collateral backing these securities, which accounted for current and prospective deferrals, each of the securities can reasonably be expected to continue making contractual payments.

Municipal Agencies. At December 31, 2008, the Bank had an investment in municipal agency obligations totaling $10.1 million, all of which were acquired during 2007.  At December 31, 2008, the aggregate market value of these securities exceeded their amortized cost basis by $202,000, and the securities possessed a weighted average tax-adjusted yield approximating 5.6%.  In February 2009, the Company sold its entire portfolio of municipal agency obligations, recognizing a pre-tax net gain of $431,000 on the sale.

Equity Investments.  The Company's consolidated investment in equity securities totaled $5.4 million at December 31, 2008, comprised of various equity mutual fund investments.  At December 31, 2008, the aggregate fair value of these mutual fund investments was $2.6 million below their cost basis.  Three of these mutual funds, which totaled $2.1 million of the $2.6 million aggregate equity investment unrealized loss at December 31, 2008, were in a continuous unrealized loss position for a period in excess of twelve months as of December 31, 2008.  Two of these three mutual funds were comprised solely of U.S. equities and carried a high correlation to the performance of the Standard and Poors 500 Equity Index.  The third mutual fund was comprised of international equities and bears a high correlation to the performance of the MSCI Equity index. Each of these mutual funds have regularly demonstrated the ability to recover to their cost basis during periods in which the correlating equity market indeces performed favorably. Management performed an historical analysis of the average period for which a declining (or "bear") market has continued for both the Standard and Poors 500 and MSCI Equity indeces.  Based upon this analysis, management believes that each of these securities were not other than temporarily impaired at December 31, 2008, as the correlating indeces to be reasonably expected to recover within a period permitting the unrealized losses could be deemed temporary (less than two years based upon historical experience). The Company has the intent and ability to hold the securities until recovery.

The following table sets forth the amortized cost and fair value of the total portfolio of investment securities and MBS at the dates indicated:

	At December 31,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
MBS:	Dollars in Thousands
FHLMC pass through certificates	144,688	146,358	31,174	31,611	-	-
FNMA pass through certificates	55,526	56,569	12,677	12,646	9,862	9,488
GNMA pass through certificates	1,057	1,041	1,266	1,279	1,773	1,792
Private issuer MBS	4,474	4,138	-	-	-	-
Agency issued CMOs and REMICs	85,631	85,432	107,725	105,716	133,404	128,520
Private issuer CMOs and REMICs	8,352	7,813	11,661	11,512	15,057	14,637
Total MBS	299,728	301,351	164,503	162,764	160,096	154,437
Investment securities:
U.S. Treasury and agency	1,035	1,036	-	-	-	-
Municipal agencies	9,931	10,133	10,031	10,108	235	235
Corporate debt obligations and mutual funds	24,618	14,515	24,750	24,067	29,503	29,548
Total investment securities	35,584	25,684	34,781	34,175	29,738	29,783
Net unrealized loss (1)	(798)	-	(2,345)	-	(5,614)	-
Total securities, net	$334,514	$327,035	$196,939	$196,939	$184,220	$184,220

(1)
The net unrealized loss relates to available-for-sale securities in accordance with SFAS 115, "Accounting for Investments in Debt and Equity Securities." ("SFAS 115").  The net unrealized loss is presented in order to reconcile the amortized cost of the available-for-sale securities portfolio to the recorded value reflected in the Company's Consolidated Statements of Financial Condition.

The following table sets forth the amortized cost and fair value of the total portfolio of investment securities and MBS, by accounting classification and type of security, at the dates indicated:

	At December 31,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-Maturity:	Dollars in Thousands
Pooled trust preferred securities	$16,561	$9,082	-	-	-	-
Municipal agency	-	-	80	80	235	235
Total Held-to-Maturity	$16,561	$9,082	$80	$80	$235	$235

Available-for-Sale:
MBS:
Agency issued MBS	$201,271	$203,968	$45,117	$45,536	$11,635	$11,280
Private issuer MBS	4,474	4,138	-	-	-	-
Agency issued CMOs and REMICs	85,631	85,432	107,725	105,716	133,404	128,520
Private issuer CMOs and REMICs	8,352	7,813	11,661	11,512	15,057	14,637
Total MBS available-for-sale	299,728	301,351	164,503	162,764	160,096	154,437
Investment securities	19,023	16,602	34,701	34,095	29,503	29,548
Net unrealized loss (1)	(798)	-	(2,345)	-	(5,614)	-
Total Available-for-Sale	$317,953	$317,953	$196,859	$196,859	$183,985	$183,985
Total securities, net	$334,514	$327,035	$196,939	$196,939	$184,220	$184,220
(1)
The net unrealized loss relates to available-for-sale securities in accordance with SFAS 115. The net unrealized loss is presented in order to reconcile the amortized cost of the available-for-sale securities portfolio to the recorded value reflected in the Company's Consolidated Statements of Condition.

The following table presents the amortized cost, fair value and weighted average yield of available-for-sale investment securities and MBS (exclusive of equity investments) at December 31, 2008, categorized by remaining period to contractual maturity. With respect to MBS, the entire carrying amount of each security at December 31, 2008 is reflected in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments.  The investment policies of both the Holding Company and the Bank call for the purchase of only priority tranches when investing in MBS.  As a result, the weighted average duration of the Company's MBS approximated 2.7 years as of December 31, 2008 when giving consideration to anticipated repayments or possible prepayments, which is significantly less than their calculated average maturity in the table below.  Other than obligations of federal agencies and GSEs, neither the Holding Company nor the Bank had a combined investment in securities issued by any one entity in excess of the lesser of 1% of total assets or 15% of the Bank's equity at December 31, 2008.

	Amortized Cost	Fair Value	Weighted Average Tax EquivalentYield
	(Dollars in Thousands)
MBS:
Due within 1 year	-	-	-
Due after 1 year but within 5 years	-	-	-
Due after 5 years but within 10 years	$112,448	$112,789	4.17%
Due after ten years	187,280	188,562	4.90
Total	299,728	301,351	4.63

Municipal agency:
Due within 1 year	-	-	-
Due after 1 year but within 5 years	348	361	5.72
Due after 5 years but within 10 years	9,583	9,772	5.62
Due after ten years	-	-	-
Total	9,931	10,133	5.62

Agency obligations:
Due within 1 year	-	-	-
Due after 1 year but within 5 years	-	-	-
Due after 5 years but within 10 years	1,035	1,036	1.75
Due after ten years	-	-	-
Total	1,035	1,036	1.75

Total:
Due within 1 year	-	-	-
Due after 1 year but within 5 years	348	351	5.72
Due after 5 years but within 10 years	123,066	123,597	4.26
Due after ten years	187,280	188,562	4.90
Total	$310,694	$312,520	4.65%

Sources of Funds

General.   The Bank's primary sources of funding for its lending and investment activities include deposits,  repayments of loans and MBS, investment security maturities and redemptions, FHLBNY advances and borrowings in the form of REPOS entered into with various financial institutions, including the FHLBNY.  From December 2002 through December 31, 2008, the Bank also sold selected multifamily residential and mixed-use loans (or participations in such loans) to either FNMA or third party financial institutions, and all long-term, one- to four-family residential real estate loans directly to FNMA or PHH.  The Company may additionally issue debt under appropriate circumstances.

Deposits.   The Bank offers a variety of deposit accounts possessing a range of interest rates and terms.  At December 31, 2008, the Bank offered, and presently offers, savings, money market, interest bearing and non-interest bearing checking accounts, and CDs. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition from other financial institutions and investment products. Traditionally, the Bank has relied upon direct marketing, customer service, convenience and long-standing relationships with customers to generate deposits.  The communities in which the Bank maintains branch offices have historically provided nearly all of its deposits. At December 31, 2008, the Bank had deposit liabilities of $2.26 billion, up $80.1 million from December 31, 2007 (See "Part II - Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources").  Within total deposits at December 31, 2008, $410.7 million, or 18.2%, consisted of CDs with a minimum denomination of one-hundred thousand dollars.  Individual Retirement Accounts totaled $131.5 million, or 5.8% of total deposits on that date.

The Bank is authorized to accept brokered CDs up to an aggregate limit of $120.0 million.  At December 31, 2008 and 2007, the Bank had no brokered CDs.

The following table presents the deposit activity of the Bank for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Deposits	$3,158,031	$3,098,739	$1,826,641
Withdrawals	3,137,956	3,003,034	1,789,552
Deposits greater than Withdrawals	$20,075	$95,705	$37,089
Interest credited	59,978	75,761	56,671
Total increase in deposits	$80,053	$171,466	$93,760

At December 31, 2008, the Bank had $410.7 million in CDs with a minimum denomination of one-hundred thousand dollars as follows:

Maturity Period	Amount	Weighted Average Rate
(Dollars in Thousands)
Within three months	$79,692	3.37%
After three but within six months	96,310	3.79
After six but within twelve months	181,777	3.94
After 12 months	52,932	3.94
Total	$410,711	3.79%

The following table sets forth the distribution of the Bank's deposit accounts and the related weighted average interest rates at the dates indicated:

	At December 31, 2008			At December 31, 2007			At December 31, 2006
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
	(Dollars in Thousands)
Savings accounts	$270,321	11.96%	0.57%	$274,067	12.57%	0.55%	$298,522	14.86%	0.59%
Certificates of deposit	1,153,166	51.02	3.69	1,077,087	49.41	4.61	1,064,669	53.01	4.76
Money market accounts	633,167	28.02	2.63	678,759	31.14	4.04	514,607	25.62	3.56
Interest bearing checking accounts	112,687	4.99	2.10	58,414	2.68	2.28	35,519	1.77	1.08
Non-interest bearing checking accounts	90,710	4.01	-	91,671	4.20	0.15	95,215	4.74	-
Totals	$2,260,051	100.00%	2.79%	$2,179,998	100.00%	3.67%	$2,008,532	100.00%	3.54%

The following table presents, by interest rate ranges, the dollar amount of CDs outstanding at the dates indicated and the period to maturity of the CDs outstanding at December 31, 2008:

	Period to Maturity at December 31, 2008
Interest Rate Range	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at December 31, 2008	Total at December 31, 2007	Total at December 31, 2006
(Dollars in Thousands)
2.00% and below	$40,814	$112	$4	-	$40,930	$21,824	$69,396
2.01% to 3.00%	230,151	6,919	-	-	237,070	21,927	77,401
3.01% to 4.00%	391,944	100,849	11,602	-	504,395	230,593	63,645
4.01% to 5.00%	308,016	13,417	32,819	-	354,252	509,360	142,657
5.01% and above	15,301	1,138	80	-	16,519	293,383	711,570
Total	$986,226	$122,435	$44,505	$-	$1,153,166	$1,077,087	$1,064,669

Borrowings.   The Bank has been a member and shareholder of the FHLBNY since 1980. One of the privileges offered to FHLBNY shareholders is the ability to secure advances from the FHLBNY under various lending programs at competitive interest rates.  The Bank's borrowing line equaled $1.42 billion at December 31, 2008.

        The Bank had FHLBNY advances totaling $1.02 billion and $706.5 million at December 31, 2008 and 2007, respectively. At December 31, 2008, the Bank maintained sufficient collateral, as defined by the FHLBNY (principally in the form of real estate loans), to secure such advances.

REPOS totaled $230.0 million and $155.1 million, respectively, at December 31, 2008 and 2007.  REPOS involve the delivery of securities to broker-dealers as collateral for borrowing transactions. The securities remain registered in the name of the Bank, and are returned upon the maturities of the agreements. Funds to repay the Bank's REPOS at maturity are provided primarily by cash received from the maturing securities.

Presented below is information concerning REPOS and FHLBNY advances for the periods presented:

REPOS:
	At or for the Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Balance outstanding at end of period	$230,000	$155,080	$120,235
Average interest cost at end of period	4.32%	4.53%	3.54%
Average balance outstanding during the period	$227,764	$132,685	$134,541
Average interest cost during the period	3.80%	4.11%	1.95%(1)
Carrying value of underlying collateral at end of period	$251,744	$163,116	$126,830
Estimated fair value of underlying collateral	$251,744	$163,116	$126,830
Maximum balance outstanding at month end during period	$265,000	$155,160	$205,455
(1) During the year ended December 31, 2006, the Company prepaid certain REPOS, resulting in a reduction of $2,176 in interest expense.  Excluding this reduction, the average cost of REPOS would have been 3.56% during the year ended December 31, 2006.

FHLBNY Advances:
	At or for the Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Balance outstanding at end of period	$1,019,675	$706,500	$571,500
Average interest cost at end of period	3.85%	4.07%	4.37%
Weighted average balance outstanding during the period	$877,651	$520,972	$565,612
Average interest cost during the period	4.00%	4.30%	4.69%(1)
Maximum balance outstanding at month end during period	$1,066,675	$706,500	$596,500
(1) Amounts include the effects of prepayment expenses paid on FHLBNY advances.  Excluding prepayment expenses of $1.4 million, the average interest cost on FHLBNY advances was 4.45% during the year ended December 31, 2006.  The Bank did not prepay any FHLBNY advances during the years ended December 31, 2008 or 2007.

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

Subsidiary Activities

In addition to the Bank, the Holding Company's direct and indirect subsidiaries consist of eight wholly-owned corporations, two of which are directly owned by the Holding Company and six of which are directly owned by the Bank. Havemeyer Equities Inc., a corporation formerly owned by the Bank, was dissolved in 2007.  The following table presents an overview of the Holding Company's subsidiaries, other than the Bank, as of December 31, 2008:

Subsidiary	Year/ State of Incorporation	Primary Business Activities
Direct Subsidiaries of the Holding Company:
842 Manhattan Avenue Corp.	1995/ New York	Management and ownership of real estate. Currently inactive
Dime Community Capital Trust I	2004/ Delaware	Statutory Trust (1)
Direct Subsidiaries of the Bank:
Boulevard Funding Corp.	1981 / New York	Management and ownership of real estate
Havemeyer Investments, Inc.	1997 / New York	Sale of non-FDIC insured investment products
DSBW Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in multifamily residential and commercial real estate loans
DSBW Residential Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in one- to four-family real estate loans
Dime Reinvestment Corporation	2004 / Delaware	Community Development Entity. Currently inactive.
195 Havemeyer Corp.	2008 / New York	Management and ownership of real estate

(1)   Dime Community Capital Trust I was established for the exclusive purpose of issuing and selling $72.2 million of capital securities and using the proceeds to acquire $72.2 million of junior subordinated debt securities issued by the Holding Company. The junior subordinated debt securities (referred to later in this Annual Report as "trust preferred securities payable," bear an interest rate of 7.0%, mature on April 14, 2034 and are the sole assets of Dime Community Capital Trust I.  In accordance with revised interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," Dime Community Capital Trust I is not consolidated with the Holding Company for financial reporting purposes.

Personnel

As of December 31, 2008, the Company had 363 full-time employees and 90 part-time employees.  The employees are not represented by a collective bargaining unit, and the Holding Company and all of its subsidiaries consider their relationships with their employees to be good.

Federal, State and Local Taxation

Federal Taxation

The following is a general description of material tax matters and does not purport to be a comprehensive review of the tax rules applicable to the Company.

General.  The Company was last audited by the Internal Revenue Service ("IRS") for its taxable year ended December 31, 1988.  For federal income tax purposes, the Company files a consolidated income tax return on a December 31st fiscal year basis using the accrual method of accounting and is subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts, discussed below.

Tax Bad Debt Reserves.  The Bank, as a "large bank" under IRS classifications (i.e., one with assets having an adjusted basis in excess of $500 million), is: (i) unable to make additions to its tax bad debt reserve, (ii) permitted to deduct bad debts only as they occur, and (iii) required to recapture (i.e., take into income) over a multi-year period a portion of the balance of its tax bad debt reserves as of June 30, 1997.  At the time of enactment of the recapture requirement, the Bank had already provided a deferred income tax liability for the bad debt reserve for financial reporting purposes.  There was thus no adverse impact to the Bank's financial condition or results of operations as a result of the legislation.

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

State and Local Taxation

State of New York. The Company is subject to New York State ("NYS") franchise tax based on one of several alternative methods, whichever results in the greatest tax.  These methods are as follows: 1) entire net income, which is federal taxable income with adjustments; 2) 1% of assets; or 3) the alternative minimum tax of 3% (after the exclusion of certain preferential items).

For NYS tax purposes, as long as the Bank continues to satisfy certain definitional tests relating to its assets and the nature of its business, it will be permitted deductions, within specified formula limits, for additions to its tax bad debt reserves for purposes of computing its entire net income.

The Bank is permitted a deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property.  The deduction may be computed using an amount based on the Bank's actual loss experience (the "Experience Method") or 32% of the Bank's entire net income, computed without regard to this deduction and reduced by the amount of any permitted addition to the Bank's reserve for non-qualifying loans.  The Bank's deduction with respect to non-qualifying loans must be computed pursuant to the Experience Method.  The Bank reviews the most appropriate method of calculating the deduction attributable to an addition to the tax bad debt reserves each year.

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

The statutory NYS tax rate for the year ended December 31, 2008 approximated 8.63% of taxable income.  This rate included a metropolitan commuter transportation district surcharge.

City of New York.  The Holding Company and the Bank are both subject to a NYC banking corporation tax based on one of several methods, whichever results in the greatest tax.   These methods are as follows: 1) entire net income allocated to NYC, which is federal taxable income with adjustments; 2) 1% of assets; or 3) the alternative minimum tax of 3% (after the exclusion of certain preferential items).

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

Regulation

General

The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation ("FDIC"), as its deposit insurer.  The Bank's deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund ("DIF").  The Bank must file reports with the OTS concerning its activities and financial condition, and must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS conducts periodic examinations to assess the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association may engage and is intended primarily for the protection of the DIF and depositors.  As a publicly-held unitary savings and loan holding company, the Holding Company is required to file certain reports with, and otherwise comply with the rules and regulations of, both the SEC, under the federal securities laws, and the OTS.

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

Emergency Economic Stabilization Act of 2008 (the “EESA”)

The U.S. and global economies are experiencing significantly reduced activity as a result of, among other factors, disruptions in the financial system during the past year as well as a various other recessionary conditions. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced, and in some cases ceased to provide, funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result.

In response to the financial crises affecting the banking system and financial markets, the EESA was enacted on October 3, 2008. Pursuant to the EESA, the U.S. Department of Treasury ("Treasury") was granted the authority to, among others, establish the Troubled Asset Relief Program ("TARP") to purchase up to $700 billion of certain troubled assets, including mortgages, MBS and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

In the case of a publicly-traded financial institution that sells troubled assets into the TARP, the Treasury must receive a warrant giving the Treasury the right to receive nonvoting common stock or preferred stock in such financial institution, or voting stock with respect to which the Treasury agrees not to exercise voting power, subject to certain de minimis exceptions.  Further, all financial institutions that sell troubled assets to the TARP and satisfy certain conditions will also be subject to certain executive compensation restrictions, which differ depending on how the troubled assets are acquired under the TARP.

In addition to establishing the TARP, the EESA also requires that the Secretary of the Treasury establish a program that will guarantee the principal of, and interest on, troubled assets originated or issued prior to March 14, 2008 in order to help restore liquidity and stability to the financial system.  The Secretary of the Treasury will establish premiums for financial institutions that participate in this program and may provide for variations in such rates in accordance with the credit risk associated with the particular troubled asset being guaranteed.

Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”)

Under the TARP, on October 14, 2008, the Treasury announced the TARP Capital Purchase Program to strengthen the capital and liquidity positions of viable institutions and encourage banks and thrifts to increase lending to creditworthy borrowers. Under the TARP Capital Purchase Program, qualifying financial institutions are able to sell senior preferred shares to the Treasury, which will qualify as Tier 1 capital for regulatory capital purposes. The minimum amount of preferred shares that may be issued is equal to 1% of the institution’s risk-weighted assets, and the maximum is the lesser of $25 billion or 3% of the institution's risk-weighted assets. The Treasury would also receive warrants to purchase common stock of the participating institution with an aggregate market price equal to 15% of the senior preferred investment. In addition, qualifying financial institutions would also be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the program.

On January 5, 2009, after receiving approval of its application from the Treasury, the Company announced that it had decided to forego participation in the TARP Capital Purchase Program.  The Company conducted extensive financial analysis, and concluded that the benefits of the TARP Capital Purchase Program to the Company and its shareholders were mitigated by several factors, including the Company's strong capital levels and historically prudent investment and underwriting practices, and the potential dilution to both earnings and book value that participation in the TARP Capital Purchase Program would have created over the next three to five years.

Temporary Liquidity Guarantee Program

On November 21, 2008, the FDIC adopted the Temporary Liquidity Guarantee Program (“TLGP”) pursuant to its authority to prevent “systematic risk” in the U.S banking system. The TLGP was announced by the FDIC on October 14, 2008 as an initiative to counter the system-wide crisis in the nation’s financial sector.  Under the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009 under the Debt Guarantee Program ("DGP") and (ii) fully insure non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions, through December 31, 2009 under the Transaction Account Guarantee Program ("TAGP").  The Company elected not to participate in the TLGP.

Eligible institutions were covered under the TLGP at no cost for the first 30 days.  Institutions that did not desire to continue to participate in one or both parts of the TLGP were required to notify the FDIC of their election to opt out on or before December 5, 2008.  Institutions that did not opt out are subject to a fee of 50 to 100 basis points per annum based on the length of maturity of senior unsecured debt issued under the DGP.  Under the TAGP, a 10 basis point surcharge will be added to the institution’s current insurance assessment, quarterly, for balances in non-interest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000.  The TLGP was scheduled to expire in June of 2009, however, on February 10, 2009 the FDIC announced its intention to extend the TLGP through October 2009 for an additional premium.

On January 16, 2009, in an effort to further strengthen the financial system and U.S economy, the FDIC announced that it will soon propose rule changes to the TLGP to extend the maturity of the guarantee from three to up to 10 years where the debt is supported by collateral and the issuance supports new consumer lending.  Until the details of this extended program are finalized and published, management cannot determine to what extent, if any, the Company would participate in this program.  The Company did not elect to participate in the TLGP.

It is presently unclear what impact the EESA, the TARP Capital Purchase Program, the TLGP, other previously announced liquidity and funding initiatives of the Federal Reserve and other agencies, and any additional programs that may be initiated in the future will have on the financial markets and the other difficulties described above, including the current extreme levels of volatility and limited credit availability, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further negative effects could have an adverse impact on the Company and its business.

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

The Company has never originated subprime loans. The Company has evaluated the Nontraditional Mortgage Product Guidance and the Subprime Mortgage Statement and determined its risk management practices, underwriting guidelines and consumer protection standards to be in compliance.

Loans to One Borrower.   Under HOLA, savings associations are generally subject to limits on loans to one borrower identical to those imposed on national banks. Generally, pursuant to these limits, a savings association may not advance a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and unimpaired surplus. Additional amounts may be advanced, not in excess of 10% of unimpaired capital and unimpaired surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2008, the Bank's limit on loans to one borrower was $45.5 million.  The Bank's largest aggregate amount of loans to one borrower on that date was $41.0 million and the second largest borrower had an aggregate loan balance of $37.4 million.

QTL Test.  HOLA requires savings associations to satisfy a QTL test.  A savings association may satisfy the QTL test by maintaining at least 65% of its ''portfolio assets'' in certain ''qualified thrift investments'' during at least nine months of the most recent twelve-month period. ''Portfolio assets'' means, in general, an association's total assets less the sum of: (i) specified liquid assets up to 20% of total assets, (ii) certain intangibles, including goodwill, credit card relationships and purchased MSR, and (iii) the value of property used to conduct the association's business. ''Qualified thrift investments'' include various types of loans made for residential and housing purposes; investments related to such purposes, including certain mortgage-backed and related securities; and small business, education, and credit card loans.  A savings association may additionally satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Code.  At December 31, 2008, the Bank maintained 69.2% of its portfolio assets in qualified thrift investments. The Bank also satisfied the QTL test in each month during 2008, and, therefore, was a QTL.

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

The table below presents the Bank's regulatory capital compared to OTS regulatory capital requirements:

	As of December 31, 2008
	Actual		Minimum Capital Requirement
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tangible	$304,455	7.63%	$59,873	1.5%
Leverage Capital	304,455	7.63	159,662	4.0
Total Risk-based capital	303,033	11.43	212,140	8.0

The following is a reconciliation of GAAP capital to regulatory capital for the Bank:

	At December 31, 2008
	Tangible Capital	Leverage Capital	Total Risk-Based Capital
	(Dollars in Thousands)
GAAP capital	$350,715	$350,715	$350,715
Non-allowable assets:
MSR	(281)	(281)	(281)
Accumulated other comprehensive loss	9,659	9,659	9,659
Goodwill	(55,638)	(55,638)	(55,638)
Tier 1 risk-based capital	304,455	304,455	304,455
Adjustment for recourse provision on loans sold	-	-	(18,876)
General valuation allowance	-	-	17,454
Total (Tier 2) risk based capital	304,455	304,455	303,033
Minimum capital requirement	59,873	159,662	212,140
Regulatory capital excess	$244,582	$144,793	$90,893

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

Liquidity.   Pursuant to OTS regulations, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation (See "Part II - Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further discussion).  At December 31, 2008, the Bank's liquid assets approximated 14.12% of total assets.

Assessments.   Savings associations are required by OTS regulation to pay semi-annual assessments to the OTS to fund its operations.  The regulations base the assessment for individual savings associations, other than those with total assets never exceeding $100.0 million, on three components: the size of the association (on which the basic assessment is based); the association's supervisory condition, which results in percentage increases for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in percentage increases for a savings association that managed over $1 billion in trust assets, serviced loans for other institutions aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion.  Savings and loan holding companies are also required to pay semi-annual assessments to the OTS.  For the year ended December 31, 2008, assessments paid for the Bank and Holding Company totaled $622,000.

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

In 2006, the OTS adopted guidance entitled "Concentrations in Commercial Real Estate (CRE) Lending, Sound Risk Management Practices" (the "CRE Guidance"), to address concentrations of commercial real estate loans in savings associations.  The CRE Guidance reinforces and enhances the OTS existing regulations and guidelines for real estate lending and loan portfolio management, but does not establish specific commercial real estate lending limits.  Rather, the CRE Guidance seeks to promote sound risk management practices that will enable savings associations to continue to pursue commercial real estate lending in a safe and sound manner.  The CRE Guidance applies to savings associations with an accumulation of credit concentration exposures and asks that the associations quantify the additional risk such exposures may pose.  Such quantification should include the stratification of the commercial real estate portfolio by, among other qualities, property type, geographic market, tenant concentrations, tenant industries, developer concentrations and risk rating.  In addition, an institution should perform periodic market analyses for the various property types and geographic markets represented in its portfolio.  Further, an institution with commercial real estate concentration risk should also perform portfolio level stress tests or sensitivity analysis to quantify the impact of changing economic conditions on asset quality, earnings and capital.  The Bank commenced implementation of the requirements and suggestions set forth in the CRE Guidance during 2007 and 2008, and will expand this process in 2009.

Prompt Corrective Regulatory Action.   Under the OTS prompt corrective action regulations, the OTS is required to take certain, and authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of five categories based on its capital: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," and the plan must be guaranteed by any parent holding company.  In addition, the institution becomes subject to various mandatory supervisory actions, including restrictions on growth of assets and other forms of expansion.  Generally, under the OTS regulations, a federally chartered savings association is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level.  As of December 31, 2008, the Bank satisfied all criteria necessary to be categorized  "well capitalized" under the prompt corrective action regulatory framework.

When appropriate, the OTS can require corrective action by a savings association holding company under the ''prompt corrective action'' provisions of FDICIA.

Insurance of Deposit Accounts.  Traditionally, the FDIC provided insurance of up to $100,000 per depositor. On October 3, 2008, the FDIC announced a temporary increase in deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009, in response to the problems affecting the banking system and financial markets.

Savings associations are required to pay a deposit insurance premium.  The amount of the premium is determined based upon a risk-based assessment system, which was amended effective January 1, 2007.  During the years ended December 31, 2006 and 2005, the Bank was not required to pay any assessments on its deposits under the previously existing FDIC policies.   Under the amended system, the FDIC assigns an institution to one of four  risk categories entitled Risk Category I, II, III and IV, with Risk Category I considered most favorable and Risk Category IV considered least favorable.  Risk Category I contains all well capitalized institutions with capital adequacy, asset quality, management, earnings, and liquidity component ratings ("CAMEL Component Ratings") of either 1 or 2.  Risk Category II contains all institutions that are adequately capitalized and possess CAMEL Component Ratings of either 1, 2 or 3.  Risk Category III contains either undercapitalized institutions that have CAMEL Composite Ratings of 1, 2 or 3 or adequately capitalized institutions that have CAMEL Composite Ratings of 4 or 5.  Risk Category IV contains all institutions that are undercapitalized and have a CAMEL Composite Ratings of 4 or 5.  The Bank currently falls within Risk Category I.  Base assessment rates for institutions within Risk Category I range from 2 to 4 basis points, depending upon a combination of the institution's CAMEL Component Ratings and financial ratios.  The base assessment rates are fixed at 7 basis points, 25 basis points and 40 basis points for institutions within Risk Categories II, III and IV, respectively.  The FDIC has the flexibility to adjust rates, without further notice-and-comment rulemaking, provided that no such adjustment can be greater than 3 basis points from one quarter to the next, adjustments cannot result in rates more than 3 basis points above or below the base rates and rates cannot be negative. Effective January 1, 2007, the FDIC set the assessment rates at 3 basis points above the base rates. Assessment rates, therefore, currently range from 5 to 43 basis points of deposits.  The assessment rate for the Bank's deposits approximated 5 basis points.

In November 2006, the FDIC notified the Bank that it was granted a credit of $1.6 million to apply against its insurance premiums commencing in 2007.  This credit resulted from final implementation of a provision of the Federal Deposit Insurance Reform Act of 2005 that compensated financial institutions such as the Bank that were required to pay insurance premiums prior to 1996 while other financial institutions that had units that operated under industrial loan company and thrift charters were not. This credit was used to offset 100% of the 2007 deposit insurance assessment.  The $466,000 remaining credit was utilized to offset a portion of the deposit insurance assessments in 2008.  Total FDIC deposit insurance costs recognized by the Bank in excess of the credit were $643,000 during the year ended December 31, 2008.

The Deposit Insurance Funds Act of 1996 amended the FDIA to recapitalize the SAIF (which was merged with the BIF into the newly-formed DIF on March 31, 2006) and expand the assessment base for the payments of Financing Corporation ("FICO") bonds.  FICO bonds were sold by the federal government in order to finance the recapitalization of the SAIF and BIF insurance funds that was necessitated following payments from the funds to compensate depositors of federally-insured depository institutions that experienced bankruptcy and dissolution during the 1980's and 1990's.  The assessment rate is adjusted quarterly and was 0.0114% of total deposits of the Bank for the fourth quarter of 2007 and the first quarter of 2008.  The Bank's total expense in 2008 for the FICO bonds assessment was $257,000.

The FDIC established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF.  The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the required reserve ratio of 1.25%.  As a result of the recent failures of a number of banks and thrifts, there has been a significant increase in the loss provisions of the DIF of the FDIC.  This has resulted in a decline in the DIF reserve ratio.  Because the DIF reserve ratio declined below 1.15% and is expected to remain below 1.15%, the FDIC was required to establish a restoration plan in October, 2008 to restore the reserve ratio to 1.15% within five years., which term has now been extended to 7 years pursuant to a final rule adopted by the FDIC on February 27, 2009.  In order to restore the reserve ratio to 1.15%, the FDIC adopted a final rule in October, 2008 that increased risk-based assessment rates uniformly by 7 basis points (annualized) for the first quarter of 2009.  In addition, on February 27, 2009, the FDIC adopted a final rule further modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points depending on an institution’s risk category, with adjustments resulting in increased assessment rates generally for institutions with a significant reliance on secured liabilities and brokered deposits.  The Bank estimates that its total assessments will range between 15 and 17 basis points during the year ending December 31, 2009.

On February 27, 2009, the FDIC also adopted an interim rule imposing a 20 basis point emergency special assessment on the industry on June 30, 2009, to be collected on September 30, 2009.  The interim rule would also permit the FDIC to impose an emergency special assessment of up to 10 basis points after June 30, 2009, if necessary to maintain public confidence in federal deposit insurance.

Based upon the Bank's deposit insured balances at December 31, 2008, the adopted increases in assessments will result in pre-tax assessment expense of approximately $3.5 million to $4.0 million during 2009, and the 20 basis point proposed special assessment would result in aggregate additional pre-tax expense of approximately $4.5 million.

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

Federal Home Loan Bank ("FHLB") System.   The Bank is a member of the FHLBNY, which is one of the twelve regional FHLB's composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. Any advances from the FHLBNY must be secured by specified types of collateral, and long-term advances may be obtained only for the purpose of providing funds for residential housing finance.  The Bank, as a member of the FHLBNY, is currently required to acquire and hold shares of FHLBNY Class B stock.  The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions.  The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements.  The minimum stock investment requirement in the FHLBNY Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis.  For the Bank, the membership stock purchase requirement is 0.2% of "mortgage-related assets," as defined by the FHLBNY, which consist primarily of residential mortgage loans and MBS held by the Bank.  The activity-based stock purchase requirement for the Bank is equal to the sum of: (i) 4.5% of outstanding borrowings from the FHLBNY; (ii) 4.5% of the outstanding principal balance of the "acquired member assets," as defined by the FHLBNY, and delivery commitments for acquired member assets; (iii) a specified dollar amount related to certain off-balance sheet items, which for the Bank is zero; and (iv) a specific percentage range from 0% to 5% of the carrying value on the FHLBNY's balance sheet of derivative contracts between the FHLBNY and its members, which is also zero for the Bank.  The Bank was in compliance with these requirements with an investment in FHLBNY Class B stock of $55.6 million at December 31, 2008.  The FHLBNY can adjust the specific percentages and dollar amount periodically within the ranges established by the FHLBNY capital plan.

Federal Reserve System.   The Bank is subject to provisions of the FRA and FRB regulations pursuant to which savings associations are required to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and regular checking accounts).  FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts in excess of $10.3 million through $44.4 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against the portion of total transaction accounts in excess of $44.4 million.  The initial $10.3 million of otherwise reservable balances are currently exempt from the reserve requirements, however, the exemption is adjusted by the FRB at the end of each year.  The Bank is in compliance with the foregoing reserve requirements.

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

Pursuant to the EESA, the FRB announced on October 6, 2008, that the Federal Reserve Banks will begin to pay interest on depository institutions’ required and excess reserve balances.  Paying interest on required reserve balances should essentially eliminate the opportunity cost of holding required reserves, promoting efficiency in the banking sector.  The interest rate paid on required reserve balances is currently the average target federal funds rate over the reserve maintenance period. The rate on excess balances will be set equal to the lowest FOMC target rate in effect during the reserve maintenance period.  The payment of interest on excess reserves will permit the Federal Reserve to expand its balance sheet as necessary to provide the liquidity necessary to support financial stability.

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

Upon any non-supervisory acquisition by the Holding Company of another savings association or a savings bank that satisfies the QTL test and is deemed to be a savings association by the OTS and that will be held as a separate subsidiary, the Holding Company will become a multiple savings association holding company and will be subject to limitations on the types of business activities in which it may engage.  HOLA currently limits the activities of a multiple savings association holding company and its non-insured association subsidiaries primarily to activities permissible under Section 4(c)(8) of the BHCA, subject to prior approval of the OTS, and to other activities authorized by OTS regulation.  Effective in April 2008, however, all savings and loan association holding companies became permitted, with the prior approval of the OTS, to engage in all activities in which bank holding companies may engage under any regulation the FRB has promulgated under Section 4(c) of the BHCA.

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

The majority of loans in the Bank’s portfolio are secured by multifamily residential property. Multifamily loans have traditionally been viewed as exposing lenders to a greater risk of loss than one- to four-family residential loans, due to the following concerns:  1) They typically involve higher loan principal amounts and thus expose the Bank to a greater potential impact of losses from any one loan or concentration of loans to one borrower relative to the size of the Bank’s capital position; 2) their borrowers often own several properties, and often a borrower experiencing financial difficulties in connection with one income producing property may default on all of his or her outstanding loans, even if the properties securing the other loans are generating positive cash flow.  See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion.

As part of the Company’s strategic plan, it increased its emphasis on commercial real estate loans from 2002 through 2007. Loans secured by commercial real estate are generally larger and involve a greater degree of risk than one- to four-family and multifamily residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent upon successful operation or management of the collateral properties, repayment of such loans is generally subject to a greater extent to prevailing conditions in the real estate market or the economy. Further, the collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value based upon the success of the business.

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

Further, the actual amount of time before mortgage loans and MBS are repaid can be significantly impacted by changes in mortgage redemption rates and market interest rates. Mortgage prepayment, satisfaction and refinancing rates will vary due to several factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, and other demographic variables. However, the most significant factors affecting prepayment, satisfaction and refinancing rates are prevailing interest rates, related mortgage refinancing opportunities and competition.  The level of mortgage and MBS prepayment, satisfaction and refinancing activity impacts the Company's earnings due to its effect on fee income earned on prepayment and refinancing activities, along with liquidity levels the Company will experience to fund new investments or ongoing operations.

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

The impact of recently enacted and proposed legislation and government programs to stabilize the financial markets cannot be predicted at this time.

On October 3, 2008, President Bush signed the EESA into law in response to the problems affecting the banking system and financial markets. Pursuant to the EESA, Treasury was granted the authority to, among other things, purchase up to $700 billion of troubled assets (including mortgages, MBS and certain other financial instruments) from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  On October 14, 2008, Treasury, the FRB and the FDIC issued a joint statement announcing additional steps aimed at stabilizing the financial markets.  Initially, Treasury announced the TARP Capital Purchase Program, a $250 billion voluntary capital purchase program available to qualifying financial institutions that sell preferred shares to Treasury.  In addition, the FDIC announced that its Board of Directors, under the authority to prevent "systemic risk" in the U.S. banking system, approved the TLGP, intended to strengthen confidence and encourage liquidity in the banking system by permitting the FDIC to (i) guarantee certain newly issued senior unsecured debt issued by participating institutions under the DGP, and (ii) fully insure non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount under the TAGP.  Third, to further increase access to funding for businesses in all sectors of the economy, the FRB announced further details of its Commercial Paper Funding Facility program ("CPFF"), which provides a broad backstop for the commercial paper market.  The Company does not currently participate in the TAGP, CPP, DGP or CPFF.

On February 10, 2009, in a statement to the Senate Banking Committee Hearing, Treasury Secretary Timothy Geithner outlined a Financial Stability Plan to restore stability to the U.S. financial system.  The Financial Stability Plan includes a variety of measures aimed at the broader credit markets and includes the creation of a comprehensive housing program to forestall foreclosures and stabilize the residential mortgage market.  In addition, on February 11, 2009, the OTS urged OTS-regulated institutions to suspend foreclosures on owner-occupied homes until the Financial Stability Plan’s “home loan modification program” is finalized in the next few weeks.  On February 18, 2009, President Obama announced the Administration’s Homeowner Affordability and Stability Plan, (the "HASP").  The HASP aims to accomplish the following three key objectives: (i) refinance mortgages of up to 4 to 5 million "responsible homeowners" to prevent additional foreclosures; (ii) provide a $75 billion initiative to help up to 3 to 4 million "at-risk homeowners" primarily through the use of uniform loan modifications; and (iii) help maintain low mortgage rates by strengthening confidence in FNMA and Freddie Mac.  Mortgage lenders may participate in the program on a voluntary basis.

On January 27, 2009, the House Judiciary Committee approved H.R. 200, the "Helping Families Save Their Homes in Bankruptcy Act of 2009" ("Bankruptcy Legislation").  The Bankruptcy Legislation would grant a judge the ability to modify the terms of a mortgage for a homeowner in Chapter 13 bankruptcy.  Under the proposed Bankruptcy Legislation, borrowers would be eligible to have a bankruptcy judge reduce the principal balance on their home loan.  If any such borrower resells his or her home within five years, the borrower will be required to share the proceeds with the lender.

The Company cannot predict the actual impact that the foregoing or any other governmental program will have on the financial markets.  The failure of the financial markets to stabilize and a continuation or worsening of current financial market conditions could materially and adversely affect the Company's business, financial condition, results of operations, access to credit or the trading price of the Holding Company's common stock.  In addition, the initiatives of President Obama's administration, and the possible enactment of the Bankruptcy Legislation as proposed, could materially and adversely affect the Company's financial condition and results of operations.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The headquarters of both the Holding Company and the Bank are located at 209 Havemeyer Street, Brooklyn, New York  11211.  The headquarters building is fully owned by the Bank.  The Bank conducts its business through twenty-three full-service retail banking offices located throughout Brooklyn, Queens, the Bronx and Nassau County, New York.

Item 3.  Legal Proceedings

In the ordinary course of business, the Company is routinely named as a defendant in or party to various pending or threatened legal actions or proceedings.  Certain of these matters may seek substantial monetary damages.  In the opinion of management, the Company is involved in no actions or proceedings that will have a material adverse impact on its consolidated financial condition and results of operations.

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

	Twelve Months Ended December 31, 2008			Twelve Months Ended December 31, 2007
Quarter Ended	Dividends Declared	High Sales Price	Low Sales Price	Dividends Declared	High Sales Price	Low Sales Price
March 31st	$0.14	$17.83	$16.46	$0.14	$14.29	$12.21
June 30th	0.14	19.31	16.18	0.14	14.00	12.52
September 30th	0.14	23.55	12.00	0.14	15.99	10.70
December 31st	0.14	17.69	10.75	0.14	15.56	11.99

On December 31, 2008, the final trading date in the fiscal year, the Holding Company's common stock closed at $13.30.

Management estimates that the Holding Company had approximately 5,400 shareholders of record as of March 1, 2009, including persons or entities holding stock in nominee or street name through various brokers and banks. There were 34,179,900 shares of Holding Company common stock outstanding at December 31, 2008.

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

During the year ended December 31, 2008, the Holding Company paid cash dividends totaling $18.3 million, representing $0.56 per outstanding common share.  During the year ended December 31, 2007, the Holding Company paid cash dividends totaling $19.0 million, representing $0.56 per outstanding common share.

On January 22, 2009, the Board of Directors declared a cash dividend of $0.14 per common share to all shareholders of record as of February 2, 2009.  This dividend was paid on February 17, 2009.

The Holding Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of net assets (i.e., the amount by which total assets exceed total liabilities) over statutory capital, or if no such excess exists, to net profits for the current and/or immediately preceding fiscal year.

As the principal asset of the Holding Company, the Bank could be called upon to provide funds for the Holding Company's payment of dividends  (See "Item 1 – Business - Regulation – Regulation of Federal Savings Associations – Limitation on Capital Distributions").  (See also Note 2 to the Company's Audited Consolidated Financial Statements for a discussion of limitations on distributions from the Bank to the Holding Company).

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

The Holding Company did not purchase any shares of its common stock into treasury during the three months ended December 31, 2008.

A summary of the shares repurchased by month is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Programs (1)
October 2008	-	-	-	1,124,549
November 2008	-	-	-	1,124,549
December 2008	-	-	-	1,124,549

(1) No existing repurchase programs expired during the three months ended December 31, 2008, nor did the Company terminate any repurchase programs prior to expiration during the quarter.  The 1,124,549 shares that remained eligible for repurchase at December 31, 2008 are available under the Company's twelfth stock repurchase program, which was publicly announced in June 2007.  The twelfth stock repurchase program authorized the purchase of up to 1,787,665 shares of the Holding Company's common stock, and has no expiration.

Performance Graph

Pursuant to regulations of the SEC, the graph below compares the Company's stock performance with that of the total return for the U.S. Nasdaq Stock Market and an index of all thrift stocks as reported by SNL Securities L.C. from January 1, 2004 through December 31, 2008.  The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below.

		Period Ending December 31,
Index	2003	2004	2005	2006	2007	2008
Dime Community Bancshares, Inc.	100.00	90.15	76.25	76.02	72.33	77.97
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Thrift Index	100.00	111.42	115.35	134.46	80.67	51.34

Item 6.  Selected Financial Data

Financial Highlights
(Dollars in Thousands, except per share data)
The consolidated financial and other data of the Company as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 set forth below is derived in part from, and should be read in conjunction with, the Company's audited Consolidated Financial Statements and Notes thereto.  Amounts as of and for the years ended December 31, 2007, 2006, 2005 and 2004 have been reclassified to conform to the December 31, 2008 presentation.

	At or for the Year Ended December 31,
	2008	2007	2006	2005	2004
Selected Financial Condition Data:
Total assets	$4,055,598	$3,501,175	$3,173,377	$3,126,226	$3,377,266
Loans and loans held for sale (net of deferred costs or fees and the allowancfor loan losses)	3,274,051	2,861,638	2,688,159	2,596,310	2,486,262
MBS	301,351	162,764	154,437	193,453	519,885
Investment securities (including FHLBNY capital stock)	80,898	73,204	61,078	74,750	80,750
Federal funds sold and other short-term investments	-	128,014	78,752	60,014	103,291
Goodwill	55,638	55,638	55,638	55,638	55,638
Deposits	2,260,051	2,179,998	2,008,532	1,914,772	2,210,049
Borrowings	1,346,840	958,745	788,900	834,120	809,249
Stockholders' equity	276,964	268,852	290,631	291,713	281,721
Tangible Stockholders' equity	232,156	217,238	241,829	239,169	229,013
Selected Operating Data:
Interest income	$202,654	$182,160	$170,810	$169,712	$173,758
Interest expense	111,302	111,147	93,340	77,341	67,776
Net interest income	91,352	71,013	77,470	92,371	105,982
Provision for loan losses	2,006	240	240	340	280
Net interest income after provision for loan losses	89,346	70,773	77,230	92,031	105,702
Non-interest income	2,814	10,420	12,390	5,151	10,376
Non-interest expense	49,973	45,502	41,976	40,742	42,407
Income before income tax	42,187	35,691	47,644	56,440	73,671
Income tax expense	14,159	13,248	17,052	20,230	27,449
Net income	$28,028	$22,443	$30,592	$36,210	$46,222

	At or for the Year Ended December 31,
	2008	2007	2006	2005	2004
SELECTED FINANCIAL RATIOS AND OTHER DATA (1):
Return on average assets	0.76%	0.69%	0.98%	1.11%	1.38%
Return on average stockholders' equity	10.29	8.11	10.43	12.65	16.76
Stockholders' equity to total assets at end of period	6.83	7.68	9.16	9.33	8.34
Tangible equity to tangible assets at end of period	5.79	6.29	7.74	7.78	6.88
Loans to deposits at end of period	145.64	131.97	134.61	136.42	113.20
Loans to interest-earning assets at end of period	89.60	88.77	90.18	88.82	78.04
Net interest spread (2)	2.34	1.88	2.19	2.66	3.09
Net interest margin (3)	2.60	2.29	2.60	2.96	3.32
Average interest-earning assets to average interest-bearing liabilities	108.35	111.48	113.07	111.88	110.79
Non-interest expense to average assets	1.35	1.39	1.34	1.24	1.27
Efficiency ratio (4)	51.25	55.88	48.36	40.03	36.67
Effective tax rate	33.56	37.12	35.79	35.84	37.26
Dividend payout ratio	65.88	83.58	64.37	54.90	42.97
Per Share Data:
Diluted earnings per share	$0.85	$0.67	$0.87	$1.02	$1.28
Cash dividends paid per share	0.56	0.56	0.56	0.56	0.55
Book value per share	8.10	7.93	7.97	7.89	7.58
Tangible book value per share	6.79	6.41	6.63	6.47	6.16
Asset Quality Ratios and Other Data(1):
Net charge-offs	$584	$9	$27	$45	$133
Total non-performing loans	7,402	2,856	3,606	958	1,459
OREO	300	-	-	-	-
Non-performing loans to total loans	0.22%	0.10%	0.13%	0.04%	0.06%
Non-performing loans and OREO to total assets	0.19	0.08	0.11	0.03	0.04
Allowance for Loan Losses to:
Non-performing loans	235.80%	538.76%	430.23%	1,647.70%	1,065.32%
Total loans (5)	0.53	0.53	0.57	0.60	0.62
Regulatory Capital Ratios: (Bank only) (1)
Tangible capital	7.63%	7.88%	9.05%	9.84%	7.88%
Leverage capital	7.63	7.88	9.05	9.84	7.88
Total risk-based capital	11.43	11.92	12.61	14.30	12.83
Earnings to Fixed Charges Ratios (6) (7):
Including interest on deposits	1.41x	1.32x	1.51x	1.73x	2.09x
Excluding interest on deposits	1.81	1.99	2.30	2.56	3.46
Full Service Branches	23	21	21	20	20

(1)	With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods. Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios.

(2)	The net interest spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(3)	The net interest margin represents net interest income as a percentage of average interest-earning assets.

(4)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income and non-interest income, excluding any gains or losses on sales of assets.

(5)	Total loans represent loans and loans held for sale, net of deferred fees and costs, and excluding (thus not reducing the aggregate balance for) the allowance for loan losses.

(6)
For purposes of computing the ratios of earnings to fixed charges, earnings represent income before taxes, extraordinary items and the cumulative effect of accounting changes plus fixed charges.  Fixed charges represent total interest expense, including and excluding interest on deposits.

(7)	Interest on unrecognized tax benefits totaling $480,000 and $509,000 is included in the calculation of fixed charges for the years ended December 31, 2008 and 2007, respectively.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Holding Company’s primary business is the operation of the Bank.  The Company’s consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings.  The Bank additionally generates non-interest income such as service charges and other fees, as well as income associated with Bank Owned Life Insurance ("BOLI").  Non-interest expense primarily consists of employee compensation and benefits, federal deposit insurance premiums, data processing costs, and occupancy and equipment, marketing and other operating expenses.  The Company’s consolidated results of operations are also significantly affected by general economic and competitive conditions (particularly fluctuations in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

The Bank's primary strategy is generally to seek to increase its product and service utilization for each individual depositor, and to increase its household and deposit market shares in the communities that it serves.  In addition, the Bank’s primary strategy includes the origination of, and investment in, mortgage loans, with an emphasis on multifamily residential and mixed use real estate loans.  During much of 2006 and 2007, growth was restricted as a result of the interest rate environment, which management deemed unfavorable for significant balance sheet growth.  During 2008, the Company grew assets due to continued loan demand and favorable marketplace conditions surrounding the origination of multifamily residential real estate loans.  By the end of 2008, the Company had begun restricting its plans for future growth due to concerns over the long-term credit quality of the real estate loans, and the desire to retain sufficient capital levels to accommodate these concerns.

The Company believes that multifamily residential and mixed use loans provide advantages as investment assets.  Initially, they offer a higher yield than investment securities of comparable maturities or terms to repricing.  In addition, origination and processing costs for the Bank’s multifamily residential and mixed loans are lower per thousand dollars of originations than comparable one-to four-family loan costs.  Further, the Bank’s market area has generally provided a stable flow of new and refinanced multifamily residential and mixed use loan originations.  In order to address the credit risk associated with multifamily residential and mixed use lending, the Bank has developed underwriting standards that it believes are reliable in order to maintain consistent credit quality for its loans.

The Bank also strives to provide a stable source of liquidity and earnings through the purchase of investment grade securities; seeks to maintain the asset quality of its loans and other investments; and uses appropriate portfolio and asset/liability management techniques in an effort to manage the effects of interest rate volatility on its profitability and capital.

The year ended December 31, 2008 was dominated by a global real estate and economic recession fueled by significant weakness and/or failure in many of the world's largest financial institutions.  These events led to historically high dislocations in credit markets, causing origination spreads from the benchmark origination interest rate to increase significantly during the year ended December 31, 2008.  This increase, coupled with the reduction in benchmark short-term interest rates by the FOMC (which greatly impact the pricing of the Bank's retail deposits), resulted in significant increases in both net interest spread and net interest margin during the year ended December 31, 2008, thus favorably impacting the Company's consolidated earnings during the period.  Partially offsetting this benefit were higher credit costs recognized on loans owned by the Bank, loans sold to FNMA with recourse, and pooled trust preferred security investments.

 Critical Accounting Policies

Various elements of the Company’s accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policies with respect to the methodologies it uses to determine the allowance for loan losses, reserves for loan commitments and FNMA recourse exposure, the valuation of MSR, asset impairments (including the valuation of goodwill and other than temporary declines in the valuation of securities), the recognition of deferred tax assets and unrecognized tax positions, the recognition of loan income, the valuation of financial instruments and accounting for defined benefit plans are its most critical accounting policies because they are important to the presentation of the Company’s consolidated financial condition and results of operations, involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material variations in the Company's consolidated results of operations or financial condition.

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

               The Bank's loan loss reserve methodology consists of several components, including a review of the two elements of its loan portfolio: problem loans (i.e., classified loans and impaired loans under Amended SFAS 114") and performing loans.  The Bank applied the process of determining the allowance for loan losses consistently throughout the years ended December 31, 2008 and 2007.

Performing Loans

At December 31, 2008, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio.  Performing loans are reviewed at least quarterly based upon the premise that there are losses inherent within the loan portfolio that have not been identified as of the review date.  The Bank thus calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage and applying it to its performing loans.  In deriving the expected loan loss percentage, the Bank generally considers, among others, the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multifamily residential, commercial real estate, cooperative apartment, construction and land acquisition or consumer); the underwriting history of the loan (i.e., whether it was underwritten by the Bank or a predecessor institution acquired by the Bank and, therefore, originally subjected to different underwriting criteria); both the current condition and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data to derive the expected loan loss percentages); the level of, and trend in, non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by real estate located in the NYC metropolitan area) or specific industry conditions within the portfolio segments.  Since these criteria affect the expected loan loss percentages that are applied to performing loans, changes in any of them may affect the amounts of the allowance and the provision for loan losses.

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

The Bank's policy is to charge-off immediately all balances classified as ''Loss'' and record a reduction of the allowance for loan losses for the full amount of the outstanding loan balance.  The Bank applied this process consistently throughout the years ended December 31, 2008 and 2007.

Under the guidance established by Amended SFAS 114, loans determined to be impaired are evaluated at least quarterly in order to establish impairment.  For each loan that the Bank determines to be impaired, impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimated fair value of the collateral.  A specific reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses.   (See "Item1 – Business – Asset Quality – Impaired Loans" for a discussion of impaired loans.

Non-performing one- to four-family loans of $625,500 or less are not required to be evaluated for impairment, and are classified as Substandard, Doubtful or Loss, and reviewed and reserved for in the manner discussed above for loans of such classification.

See also "Item 1 – Business – Asset Quality."

Reserve for Loan Commitments.  The Bank maintains a separate reserve within other liabilities associated with commitments to fund future loans that have been accepted by the borrower.  This reserve is determined based upon the historical loss experience of similar loans owned by the Bank at each period end.  Any increases in this reserve amount are obtained via a transfer of reserves from the Bank's allowance for loan losses, with any resulting shortfall in the Bank's allowance for loan losses being satisfied through the quarterly provision for loan losses.  Any decreases in this reserve amount are recognized as a transfer of reserve balances back to the allowance for loans losses at each period end.

Reserve For the Recourse Exposure on Multifamily Loans Sold to FNMA.  A reserve is also recorded related to certain multifamily residential real estate loans sold with recourse under an agreement with FNMA.  This reserve, which is included in other liabilities, is determined in a manner similar to the Company's allowance for loan losses related to loans held in portfolio.  See "Item 1 – Business - Reserve Liability on the Recourse Exposure on Multifamily Loans Serviced for FNMA" for a further discussion of this item.

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

Goodwill.  Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").  SFAS 142 eliminates amortization of goodwill and instead requires performance of an annual impairment test at the reporting unit level.  As of December 31, 2008, the Company had goodwill totaling $55.6 million.

The Company identified a single reporting unit for purposes of its goodwill impairment testing, and thus performs its impairment test on a consolidated basis.  The impairment test has two potential stages.  In the initial stage, the Holding Company's market capitalization (reporting unit fair value) is compared to its outstanding equity (reporting unit carrying value).  The Company utilizes closing price data for the Holding Company's common stock as reported on the Nasdaq National Market in order to compute market capitalization. The Company has designated the last day of its fiscal year as the annual date for impairment testing. The Company performed its annual impairment test as of December 31, 2008 and concluded that no potential impairment of goodwill existed since the fair value of the Company's reporting unit exceeded its carrying value.  However, subsequent to December 31, 2008, the price of the Holding Company's common stock declined to such a level that the Company's total market capitalization has, on occasion, fallen below its consolidated stockholders' equity.  As a result, no assurance can be given that the Company will not recognize an impairment loss on goodwill during the year ending December 31, 2009.  In the event that an impairment is recognized, it will not impact the Company's consolidated tangible equity or capital ratios, nor will it impact any of the Bank's requisite capital levels or ratios.

Valuation of Financial Instruments.

Debt securities are classified as held-to-maturity, and carried at amortized cost, only if the Company has a positive intent and ability to hold them to maturity.

At December 31, 2008, the Company owned eight  pooled trust preferred securities classified as held-to-maturity.  During the year ended December 31, 2008, the market for these securities was deemed to be illiquid.  Prior to December 31, 2008, the valuation of these securities was obtained utilizing market quotations reflecting likely marketplace transaction prices.  However, due to the lack of an active market for these securities, management elected to determine their fair value utilizing a cash flow valuation approach at December 31, 2008.  Under the cash flow valuation methodology utilized, for five of the eight securities, three independent cash flow model valuations were averaged and given a 50% weighting.  A separate cash flow valuation for each of five these securities performed utilizing default, cash flow and discount rate assumptions determined by the Company's management (the "Internal Cash Flow Valuation") was given a 50% weighting.  For the remaining three securities, only one independent cash flow valuation was available and was given a 50% weighting along with the Internal Cash Flow Valuation.

The major assumptions utilized in the Internal Cash Flow Valuation were as follows:

Discount rate – The discount rate utilized was derived from the Bloomberg fair market value curve for debt offerings of similar credit rating.  In the event that a security had a split investment rating, separate cash flow valuations were made utilizing the appropriate discount rate and were averaged in order to determine the Internal Cash Flow Valuation.

Defaults - All underlying issuers having Fitch bank rating of 5.0 were assumed to default.  Underlying issuers with a Fitch bank rating of 3.5 through 4.5 were assumed to default at levels ranging from 5% to 75% based upon both their rating as well as whether they had been granted approval to receive funding under the TARP Capital Purchase Program.

Cash flows – The actual cash flows for the Company's investment tranche of each security, adjusted to assume that all estimated defaults occurred on January 1, 2009, and an estimated recovery of 6% over the cash flow period (i.e., the remaining life of the security).

Two of the three independent cash flow valuations were made utilizing a similar methodology from the Internal Cash Flow Valuation, differing only in the underlying assumptions deriving their estimated cash flows, individual bank defaults and discount rate.  The third independent cash flow valuation was derived from a different methodology in which the actual cash flow estimate based upon the underlying collateral of the securities (including default estimates) was not considered.  Instead, this cash flow valuation was determined utilizing a discount rate determined from the Bloomberg fair market value curve for similar assets that still continue to trade actively, with adjustments made for the illiquidity of the pooled trust preferred market.

 (See "Item 1 – Business – Investment Activities – Corporate Debt Obligations" for a further discussion of these securities).

Debt securities that are not classified as held-to-maturity, along with all equity securities, are classified as available-for-sale.  The Company owned no securities classified as trading securities during the year ended December 31, 2008.  Available-for-sale debt and equity securities that have readily determinable fair values are carried at fair value.  All of the Company's available-for-sale securities at December 31, 2008 had readily determinable fair values, which were based on published or securities dealers' market values.

The Company conducts a periodic review and evaluation of its securities portfolio, taking into account the severity and duration of each unrealized loss, as well as management's intent and ability to hold the security until the unrealized loss is substantially eliminated, in order to determine if a decline in market value of any security below its carrying value is either temporary or other than temporary.  Unrealized losses on held-to-maturity securities that are deemed temporary are disclosed but not recognized.  Unrealized losses on debt or equity securities available-for-sale that are deemed temporary are excluded from net income and reported net of deferred taxes as other comprehensive income or loss.  All unrealized losses that are deemed other than temporary on either available-for-sale or held-to-maturity securities are recognized immediately as a reduction of the carrying amount of the security, with a charge recorded in the Company's consolidated statements of operations.  During the year ended December 31, 2008, unrealized losses of $3.2 million were deemed other than temporary associated with two held-to-maturity pooled trust preferred securities.  (See "Item 1. Business – Investment Activities – Corporate Debt Obligations").  No other than temporary impairments were recognized in the Company's securities portfolio during the year ended December 31, 2007.  Total unrealized holding losses on securities were $6.5 million at December 31, 2008, and included $5.7 million of unamortized unrealized holding losses on securities that were transferred from available-for-sale to held-to-maturity on September 1, 2008.  Unrealized holding gains totaled $733,000 at December 31, 2007.  See "Item 1 – Business – Investment Activities" for further discussion utilized in determining whether unrealized losses on securities were deemed other-than temporary.

Recognition of Deferred Tax Assets.  Management reviews all deferred tax assets periodically.  Upon such review, in the event that there is a greater likelihood that the deferred tax asset will not be fully realized, a valuation allowance is recognized against the deferred tax asset in the amount for which realization is determined to be more unlikely than likely to occur.

Unrecognized Tax Positions – The Company performs two levels of evaluation for all uncertain tax positions. Initially, a determination is made as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold.  This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  In making its evaluation, management reviews applicable tax rulings and other advice provided by reputable tax professionals.

Loan Income Recognition.  Interest income on loans is recorded using the level yield method.  Loan origination fees and certain direct loan origination costs are deferred and amortized as yield adjustments over the contractual loan terms.

Accrual of interest is generally discontinued on loans that have missed three consecutive monthly payments, at which time the Bank does not recognize the interest from the third month and evaluates whether the accrual of interest associated with the first two missed payments should be reversed.  Payments on nonaccrual loans are generally applied to principal.  Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the outstanding principal balance (including any outstanding advances related to the loan) and accrued interest. Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least 6 months.

Accounting for Defined Benefit Plans – Defined benefit plans are accounted for in accordance with SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158").  SFAS 158 requires an employer sponsoring a single employer defined benefit plan to recognize the funded status of a benefit plan in its statements of financial condition, measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation.  The Company utilizes the services of trained actuaries employed at an independent benefits plan administration entity in order to assist in measuring the funded status of its defined benefit plans.

Liquidity and Capital Resources

The Board of Directors of the Bank has approved a liquidity policy that it reviews and updates at least annually. Senior management is responsible for implementing the policy.  The Bank's ALCO is responsible for general oversight and strategic implementation of the policy, and management of the appropriate departments are designated responsibility for implementing any strategies established by ALCO.  On a daily basis, senior management receives a current cash position report and one-week forecast to ensure that all short-term obligations are satisfied timely and that adequate liquidity exists to fund future activities.  On a monthly basis, reports detailing the Bank's liquidity reserves and forecasted cash flows are presented to both senior management and the Board of Directors.  In addition on a monthly basis, a twelve-month liquidity forecast is presented to ALCO in order to assess potential future liquidity concerns.  A summary of the financial plan, including cash flow data for the upcoming 12 months, is presented to the Board of Directors on an annual basis.

The Bank's primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security maturities, advances from the FHLBNY, and REPOS entered into with various financial institutions, including the FHLBNY.  The Bank also sells selected multifamily residential, mixed use and one- to four-family residential real estate loans, to either FNMA or other private sector secondary market purchasers.  The Company may additionally issue debt under appropriate circumstances.  Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

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

Retail branch and Internet banking deposits increased $80.1 million during the year ended December 31, 2008, compared to an increase of $171.5 million during the year ended

December 31, 2007.  During the year ended December 31, 2008, CDs increased $76.1 million and interest bearing checking accounts increased $51.0 million.  In September 2008, the Bank commenced a deposit gathering campaign offering a highly competitive short-term CD, coupled with the requirement that the customer establish and retain an active, minimum balance "Prime Dime" checking account.  While initially resulting in higher deposit costs during the campaign period, the Bank’s long-term goal is to establish a more cost effective and stable component of deposit funding and build core retail customer relationships. The success of this campaign resulted in the increases in CDs and interest bearing checking accounts during the year ended December 31, 2008.  Partially offsetting these increases was a decline of $45.6 million in money market deposits, as the Bank did not aggressively price these deposits for the great majority of 2008. During the majority of the year ended December 31, 2007, management elected to seek deposit growth as its primary source of funding, and thus the Company experienced an increase of $12.4 million in CDs and $164.2 million in money market accounts in 2007, due primarily to successful promotional campaigns.

During the year ended December 31, 2008, principal repayments totaled $522.4 million on real estate loans and $48.2 million on MBS.  During the year ended December 31, 2007, principal repayments totaled $324.4 million on real estate loans and $33.3 million on MBS.  The increase in principal repayments on loans related to an increase in borrower refinance activities (as loans originated in 2003 and 2004 approached their contractual interest rate reset dates), coupled with growth in the portfolio during the year ended December 31, 2008.  The increase in principal paydowns on MBS resulted from the purchase of $183.8 million of MBS during the year ended December 31, 2008 that increased their average balance by $124.8 million compared to the year ended December 31, 2007.  The Company does not presently believe that its future levels of principal repayments will be materially impacted by problems currently experienced in the residential mortgage market. See "Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality" for a further discussion of the Bank's asset quality.

From December 2002 through December 31, 2008, the Bank originated and sold multifamily residential mortgage and mixed use loans in the secondary market to FNMA while retaining servicing and generating fee income while it services the loans. The Bank underwrote these loans using its customary underwriting standards, funded the loans, and sold them to FNMA at agreed upon pricing.  Typically, the Bank sought to sell loans with terms to maturity or repricing in excess of seven years from the origination date since it did not desire to retain such loans in portfolio as a result of the heightened interest rate risk they possessed.  Under the terms of the sales program, the Bank retains a recourse exposure on these sold loans.  Once established, such amount continued to increase as long as the Bank sold loans to FNMA under the program. The Bank retains this exposure until the portfolio of loans sold to FNMA is satisfied in its entirety or the Bank funds claims by FNMA for the maximum loss exposure.  During the years ended December 31, 2008 and 2007, the Bank sold FNMA $27.5 million and $71.4 million of loans, respectively, pursuant to this program.  The reduction in sales activity during the year ended December 31, 2008 reflected less favorable offering rates by FNMA on new loans during the period.  The Bank's contract to sell multifamily loans to FNMA expired on December 31, 2008.

In addition, during the years ended December 31, 2008 and 2007, the Bank sold participation interests in multifamily loans totaling $114.6 million and $6.1 million, respectively, to a third party financial institution.  All of these loan participations remain fully serviced by the Bank, and were sold at par and without recourse, with a gain recognized for the value of the net servicing rights associated with the loans.  These sales were made in order to permit the Bank to achieve its desired volume of lending without excessively leveraging capital.

During the year ended December 31, 2008, the Company increased its REPO borrowings by $74.9 million and FHLBNY advances by $313.2 million, respectively.  These borrowings were added in order to fund real estate loan originations and purchases of MBS during the period, both of which significantly exceeded their respective 2007 levels.  These borrowings enabled management to extend the average duration of the Company’s liabilities, as the average cost of the new REPOS and FHLBNY advances was significantly lower than the cost of raising new, or retaining existing, retail deposit funding of similar durations.  In addition, embedded within a portion of the added REPOS and FHLBNY advances were interest rate caps that provide a significant benefit to their average cost in the event of an increase in short-term interest rates.  During the year ended December 31, 2007, the Company increased its REPO borrowings by $34.8 million and FHLBNY advances by $135.0 million, respectively.  The REPO borrowings were added in order to fund real estate loan originations and ongoing Bank operations. The majority of the additional FHLBNY advances were undertaken late in 2007 when favorable pricing made that form of funding more desirable than promotional deposits.

In the event that the Bank should require funds beyond its ability to generate them internally, an additional source of funds is available through use of its borrowing line at the FHLBNY.  At December 31, 2008, the Bank had an additional potential borrowing capacity of $395.6 million available, provided it owned the minimum required level of FHLBNY common stock.  The Holding Company additionally possessed a $15.0 million committed line of credit agreement from a reputable financial institution.  That agreement expired on December 31, 2008, and management is currently reviewing its replacement options.  In addition, the Bank maintains an uncommitted line of credit for up to $50.0 million with a reputable financial institution.

The Bank is subject to minimum regulatory capital requirements imposed by the OTS, which, as a general matter, are based on the amount and composition of an institution's assets. At December 31, 2008, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury and the payment of dividends on Holding Company common stock.  During the years ended December 31, 2008 and 2007, real estate loan originations totaled $1.09 billion and $574.5 million, respectively.  Purchases of investment securities (excluding short-term investments and federal funds sold) and MBS totaled $189.3 million during the year ended December 31, 2008, compared to $52.2 million during the year ended December 31, 2007.  The increase in real estate loan originations resulted, in part, from increased borrower refinance activity, as real estate loans originated during 2003 and 2004 approached their contractual interest rate repricing dates.  The increase in investment security and MBS purchases resulted from a decision to add these assets in order to achieve additional net interest income from the positive spread between the average yield on the securities and the average cost of the REPOS and FHLBNY advances utilized to fund the purchases.  Purchases of investment securities and MBS were lower during the year ended December 31, 2007 as the Company elected to retain excess funds in federal funds sold and other short-term investments while short-term rates equaled or exceeded medium and long-term rates.

During the year ended December 31, 2008, the Holding Company repurchased 51,000 shares of its common stock into treasury.  All shares repurchased were recorded at the acquisition cost, which totaled $654,000 during the period. Share repurchase levels were significantly lower during the year ended December 31, 2008 than the year ended December 31, 2007 as management elected to retain additional capital while resuming loan growth during the year ended December 31, 2008.  As of December 31, 2008, up to 1,124,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $13.30 per share closing price of its common stock as of December 31, 2008, the Holding Company would utilize $15.0 million in order to purchase all of the remaining authorized shares.  For the Holding Company to complete these share purchases, it would likely require dividend distributions from the Bank.

During the year ended December 31, 2008, the Company paid $18.3 million in cash dividends on its common stock, compared to $19.0 million during the year ended December 31, 2007.  The reduction reflected a decline of 814,000 in the average basic shares of common stock outstanding during the year ended December 31, 2008 compared to the year ended December 31, 2007, that resulted primarily from 2.3 million shares of treasury stock repurchased during 2007.

Contractual Obligations

The Bank has outstanding at any time, a significant number of borrowings in the form of FHLBNY advances or REPOS, as well as fixed interest obligations on CDs.  The Holding Company also has an outstanding $25.0 million non-callable subordinated note payable due to mature in 2010, and $72.2 million of trust preferred borrowings due to mature in April 2034, which are callable at any time after April 2009.  The Holding Company currently does not intend to call this debt.

The Bank is obligated under leases for certain rental payments due on its branches and equipment.  A summary of CDs, borrowings and lease obligations at December 31, 2008 is as follows:

	Payments Due By Period
Contractual Obligations	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
CDs	$986,226	$122,435	$44,505	$-	$1,153,166
Weighted average interest rate of CDs (1)	3.58%	3.65%	4.19%	-	3.61%
Borrowings	$230,000	$289,900	$379,775	$447,165	$1,346,840
Weighted average interest rate of borrowings	4.03%	4.40%	3.72%	4.57%	4.20%
Operating lease obligations	$2,062	$4,056	$3,706	$17,272	$27,096
Minimum data processing system obligation	$752	$1,004	-	-	$1,756
(1) The weighted average cost of CDs, inclusive of their contractual compounding of interest, was 3.69% at December 31, 2008.

The Company had a reserve recorded related to unrecognized income tax benefits totaling $1.2 million at December 31, 2008.   Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all liabilities pursuant to FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" that were not paid by December 31, 2008 have been excluded from the tabular disclosure of contractual obligations.

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

In addition, as part of its loan origination business, the Bank generally has outstanding commitments to extend credit to third parties, which are subject to strict credit control assessments.  Since many of these loan commitments expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.  The following table presents off-balance sheet arrangements as of December 31, 2008:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$55,097	$-	$-	$-	$55,097
Other loan commitments	49,928	-	-	-	49,928
Recourse obligation on loans sold to FNMA	21,865	-	-	-	21,865
Total Credit Commitments	$126,890	$-	$-	$-	$126,890

Analysis of Net Interest Income

The Company's profitability, like that of most banking institutions, is dependent primarily upon net interest income, which is the difference between interest income on interest-earnings assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits or borrowings.  Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned or paid on them.  The following tables set forth certain information relating to the Company's consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods indicated. Average balances are derived from daily balances. The yields and costs include fees that are considered adjustments to yields.  All material changes in average balances and interest income or expense are discussed in the sections entitled "Interest Income" and "Interest Expense" in the comparison of operating results commencing on page F-54.

	For the Year Ended December 31,
		2008			2007			2006
	(Dollars in Thousands)
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Real estate loans (1)	$3,088,242	$182,934	5.92%	$2,775,397	$165,221	5.95%	$2,649,623	$155,510	5.87%
Other loans	1,790	166	9.27	1,823	178	9.77	1,978	190	9.61
Investment securities	32,230	1,950	6.05	26,683	2,011	7.54	32,609	2,276	6.98
MBS	280,307	12,685	4.53	155,462	6,344	4.08	177,490	6,850	3.86
Federal funds sold and other short-term investments	110,202	4,919	4.46	146,094	8,406	5.75	116,447	5,984	5.14
Total interest-earning assets	3,512,771	$202,654	5.77	3,105,459	$182,160	5.87	2,978,147	170,810	5.74%
Non-interest earning assets	197,153			157,559			148,493
Total assets	$3,709,924			$3,263,018			$3,126,640

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$91,988	$2,200	2.39%	$44,406	$833	1.88%	$35,475	$361	1.02%
Money Market accounts	655,853	18,551	2.83	630,375	24,238	3.85	463,885	12,038	2.60
Savings accounts	273,720	1,535	0.56	287,420	1,631	0.57	317,572	1,866	0.59
CDs	1,017,951	37,692	3.70	1,072,678	49,059	4.57	1,019,562	42,394	4.16
Borrowed Funds	1,202,581	51,324	4.27	750,822	35,386	4.71	797,318	36,681	4.60
Total interest-bearing liabilities	3,242,093	$111,302	3.43	2,785,701	$111,147	3.99	2,633,812	93,340	3.54%
Non-interest bearing checking accounts	91,699			93,470			95,067
Other non-interest-bearing liabilities	103,833			107,260			104,562
Total liabilities	3,437,625			2,986,431			2,833,441
Stockholders' equity	272,299			276,587			293,199
Total liabilities and stockholders' equity	$3,709,924			$3,263,018			$3,126,640
Net interest spread (2)			2.34%			1.88%			2.19%
Net interest income/ interest margin (3)		$91,352	2.60%		$71,013	2.29%		$77,470	2.60%
Net interest-earning assets	$270,678			$319,758			$344,335
Ratio of interest-earning assets to interest-bearing liabilities			108.35%			111.48%			113.07%

(1)       In computing the average balance of real estate loans, non-performing loans have been included.  Interest income on real estate loans includes loan fees as defined under SFAS 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17."  Interest income on real estate loans also includes applicable prepayment fees and late charges under SFAS  91.

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

	Year Ended December 31, 2008 Compared to Year Ended December 31, 2007 Increase/ (Decrease) Due to			Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 Increase/ (Decrease) Due to			Year Ended December 31, 2006 Compared to Year Ended December 31, 2005 Increase/ (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:	(Dollars in Thousands)
Real Estate Loans	$16,152	$1,561	$17,713	$6,828	$2,883	$9,711	$6,818	$250	$7,068
Other loans	(4)	(8)	(12)	(12)	-	(12)	(37)	13	(24)
Investment securities	276	(337)	(61)	(357)	92	(265)	(1,927)	1,601	(326)
MBS	4,818	1,523	6,341	(719)	213	(506)	(5,475)	626	(4,849)
Federal funds sold and other short-term investments	(1,811)	(1,676)	(3,487)	1,516	906	2,422	(3,487)	2,716	(771)
Total	$19,431	$1,063	$20,494	$7,256	$4,094	$11,350	$(4,108)	$5,206	$1,098
Interest-bearing liabilities:
Interest bearing checking accounts	$933	$434	$1,367	$156	$316	$472	$(54)	$7	($47)
Money market accounts	($73)	($5,614)	($5,687)	5,547	6,653	12,200	(3,107)	5,372	2,265
Savings accounts	(66)	(30)	(96)	(160)	(75)	(235)	(204)	127	(77)
CDs	(3,129)	(8,238)	(11,367)	2,595	4,070	6,665	1,342	12,118	13,460
Borrowed funds	17,168	(1,230)	15,938	(1,776)	481	(1,295)	(481)	879	398
Total	$14,833	($14,678)	$155	6,362	11,445	17,807	(2,504)	18,503	15,999
Net change in net interest income	$4,598	$15,741	$20,339	$894	$(7,351)	$(6,457)	$(1,604)	$(13,297)	$(14,901)

Comparison of Financial Condition at December 31, 2008 and December 31, 2007

Assets.  Assets totaled $4.06 billion at December 31, 2008, an increase of $554.4 million from total assets of $3.50 billion at December 31, 2007.

Real estate loans increased $415.3 million during the year ended December 31, 2008, due primarily to originations of $1.09 billion during the period (as marketplace competition diminished and new origination rates remained favorable for the Bank to pursue a higher lending volume compared to 2007), that were partially offset by amortization of $522.4 million and sales of $151.0 million.

MBS available-for-sale increased $138.6 million during the year ended December 31, 2008, as purchases of $183.8 million and an increase in their fair value of $3.4 million were partially offset by principal repayments of $48.2 million during the period.

Cash and due from banks increased $109.3 million during the year ended December 31, 2008.  The reduction in yields offered on federal funds investments coupled with deposit inflows late in 2008 resulted in an unusually high level of cash balances at December 31, 2008.  These balances are expected to be deployed in some capacity during 2009.

Federal funds sold and other short-term investments declined $128.0 million, as the reduction in yield offered on these short-term investments made them undesirable.

The Company acquired an additional $14.4 million of FHLBNY common stock during the year ended December 31, 2008 in order to satisfy the requisite ownership levels necessary to obtain additional FHLBNY advances during the period.  (See "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of requisite ownership of FHLBNY common stock).

Liabilities.  Total liabilities grew $546.3 million during the year ended December 31, 2008, reflecting increases of $74.9 million in REPOS, $313.2 million in FHLBNY advances, $80.1 million in retail branch and Internet banking deposits, and $77.9 million in escrow and other deposits during the period.  The increase in escrow and other deposits resulted from the significant increase in real estate loans, on which the Bank maintains escrow and other related deposits, during the year ended December 31, 2008.  (See "Item 7.  Management's

Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of increases in REPOS, FHLBNY advances and retail branch and Internet banking deposits during the period).

Stockholders' Equity.  Stockholders' equity increased $8.1 million during the year ended December 31, 2008, due primarily to net income of $28.0 million, amortization of stock benefit plans of $2.9 million, and $2.5 million of proceeds received in consideration for shares issued in connection with the exercise of stock options, all of which were partially offset by dividend payments of $18.3 million, treasury stock repurchases of $654,000, and an increase of $6.8 million in the accumulated other comprehensive loss component of stockholders' equity.  The increase in accumulated other comprehensive loss related to both an increase in the unfunded status of the Bank's defined benefit plans during the year ended December 31, 2008, as well as an unrealized loss on trust preferred securities that were classified as available-for-sale prior to being transferred to held-to-maturity during the period.

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

Cash and due from banks and federal funds sold and other short-term investments increased by $75.4 million and $49.3 million, respectively, during the year ended December 31, 2007, as the Company added FHLBNY advances late in the year ended December 31, 2007, and held the funds in cash and due from banks and federal funds sold and other short-term investments at year-end.  In future periods, these funds are anticipated to be invested in higher-yielding investment securities, MBS and real estate loans to the extent permissible under the Bank's regulations.

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

Comparison of Operating Results for the Years Ended December 31, 2008 and 2007

General.  Net income was $28.0 million during the year ended December 31, 2008, an increase of $5.6 million from net income of $22.4 million during the year ended December 31, 2007.  During the comparative period, net interest income increased $20.3 million, the provision for loan losses increased $1.8 million, non-interest income declined $7.6 million and non-interest expense increased $4.5 million, resulting in an increase in pre-tax net income of $6.5 million.  Income tax expense increased $911,000 during the comparative period due to the increased pre-tax earnings.

Net Interest Income.  The discussion of net interest income for the years ended December 31, 2008 and 2007 presented below should be read in conjunction with the tables on pages F-52 and F-53, which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

During the year ended December 31, 2008, FOMC monetary policies resulted in a 425 basis point reduction of the overnight federal funds rate from 4.25% to near zero percent.  This reduction significantly exceeded the decline in medium- and long-term interest rates offered throughout the financial markets, thus creating a steeper market interest rate yield curve during the period.  This trend favorably impacted the Company's net interest income and net interest margin during the year ended December 31, 2008 compared to the year ended December 31, 2007.

Net interest income for the year ended December 31, 2008 increased $20.3 million to $91.4 million, from $71.1 million during the year ended December 31, 2007.  The increase was attributable to an increase of $20.5 million in interest income that was partially offset by an increase of $155,000 in interest expense.  The net interest spread increased 46 basis points, from 1.88% for the year ended December 31, 2007 to 2.34% for the year ended December 31, 2008, and the net interest margin increased 31 basis points, from 2.29% to 2.60% during the same period.

The increases in both net interest spread and net interest margin reflected a decrease of 56 basis points in the average cost of interest bearing liabilities.  This decrease resulted primarily from declines in the average cost of money market deposits and CDs of 102 basis points and 87 basis points, respectively, during the comparative period, reflecting the aforementioned reduction in short-term interest rates during 2008.

Interest Income.  Interest income was $202.7 million during the year ended December 31, 2008, an increase of $20.5 million, from $182.2 million, during the year ended December 31, 2007.  This resulted primarily from increases in interest income of $17.7 million and $6.3 million on real estate loans and MBS, respectively, that were partially offset by a decline of $3.5 million in interest income on federal funds sold and other short-term investments.

The increase in interest income on real estate loans resulted from growth in their average balance of $312.8 million during the year ended December 31, 2008 compared to the year ended December 31, 2007, reflecting originations of $1.09 billion during 2008, which were partially offset by principal repayments of $522.4 million and loan sales of $151.0 million during the same period.

The increase in interest income on MBS resulted from an increase of $124.8 million in their average balance coupled with an increase of 45 basis points in their average yield during the year ended December 31, 2008 compared to the year ended December 31, 2007.  The increase in average balance resulted from $183.8 million of MBS purchases during the period October 2007 through September 2008, that were partially offset by $48.2 million in principal repayments during the same period.  The increase in average yield on MBS reflected the steeper yield curve during the year ended December 31, 2008, as increases in yields on these securities that resulted from tightening of monetary policy by the FOMC during 2006 and 2007 were not adversely impacted by the reduction in short-term interest rates that resulted from FOMC monetary policy during 2008.

The decrease in interest income on federal funds sold and other short-term investments resulted from a decline of $35.9 million in their average balance (as these liquid investments were utilized to fund real estate loans and MBS purchases during the year ended December 31, 2008), along with a reduction of 129 basis points in their average yield (reflecting lower federal funds and benchmark short-term interest rates during the year ended December 31, 2008 as a result of FOMC monetary policy actions).

Interest Expense.  Interest expense increased $155,000, to $111.3 million, during the year ended December 31, 2008, from $111.1 million during the year ended December 31, 2007.  The additional expense resulted primarily from increased interest expense of $15.9 million on borrowed funds and $1.4 million on interest bearing checking accounts, that was largely offset by declines in interest expense of $5.7 million and $11.4 million on CDs and money market accounts, respectively.

The increase in interest expense on borrowed funds resulted from $451.8 million of growth in their average balance during the year ended December 31, 2008 compared to the year ended December 31, 2007, as the Company added $668.0 million of REPOS and FHLBNY advances during the period October 1, 2007 through December 31, 2008 in order to fund operational requirements and help maintain pricing discipline on deposits.

The increase of $1.4 million in interest expense on interest bearing checking accounts resulted from an increase of $47.6 million in their average balance, coupled with an increase of 51 basis points in their average cost during the period, both of which reflected growth in Prime Dime interest bearing checking accounts that began in the second half of 2007 and continued during the year ended December 31, 2008, as these accounts have traditionally carried a higher cost than other interest bearing checking accounts.

The decline in interest expense on CDs resulted from decreases of both $54.7 million in their average balance and 87 basis points in their average cost during the year ended December 31, 2008 compared to the year ended December 31, 2007.  The decline in average cost reflected lower offering rates during the year ended December 31, 2008, as short-term market interest rates, which influence the pricing of CDs, declined by 425 basis points during the year ended December 31, 2008.  The decline in average balance of CDs reflected deposit pricing strategies implemented by the Bank during the majority of the year ended December 31, 2008 which de-emphasized the use of CDs as a funding source.

The decrease in interest expense on money market accounts was due to a decline of 102 basis points in their average rate, as the Bank lowered offering rates on money market accounts from March through September 2008 in response to the reduction in benchmark short-term interest rates during 2008.  The decrease in average rate was partially offset by a $25.5 million increase in the average balance of money markets during the year ended December 31, 2008 compared to the year ended December 31, 2007, that was attributable to a combination of two factors.  The balance of money markets increased during 2007 through successful promotional activities.  In addition, the Bank's offering rates on money market accounts lagged the decline in short-term interest rates in the financial markets during most of the first six months of 2008.  As a result, the Bank retained a large portion of its money market balances during this period, contributing to their increased average balance during the year ended December 31, 2008 compared to the year ended December 31, 2007.

Provision for Loan Losses.  The provision for loan losses was $2.0 million during the year ended December 31, 2008, an increase of $1.8 million over the provision of $240,000 recorded during the year ended December 31, 2007.  The increase in the provision for loan losses during the year ended December 31, 2008 primarily reflected the following items: 1) the significant growth in the Bank's loan portfolio during the year ended December 31, 2008; and 2) the increase in non-accrual and other problem loans from December 31, 2007 to December 31, 2008, along with deteriorating conditions in the Bank's local real estate marketplace that resulted in a higher level of estimated loan loss reserves on these non-accrual and other problem loans.

Non-Interest Income.  Non-interest income decreased $7.6 million, from $10.4 million during the year ended December 31, 2007 to $2.8 million during the year ended December 31, 2008.  The decline resulted primarily from a reduction in net mortgage banking income of $3.7 million attributable to provisions to net mortgage banking income of $3.9 million recognized during the year ended December 31, 2008 for an increase to the reserve liability for losses on loans sold to FNMA with recourse.  (See "Item 1 – Business - Reserve Liability on the Recourse Exposure on Multifamily Loans Serviced for FNMA" for a further discussion of the provisions to the book reserve for losses on loans sold with partial recourse).

In addition, during the year ended December 31, 2008, the Company recognized an other-than temporary impairment charge of $3.2 million related to two pooled trust preferred securities, and a loss of $129,000 on the sale of two OREO properties.  There were no other-than temporary impairment charges recognized on securities or sales of either securities or OREO during the year ended December 31, 2007.

The remainder of the decline in non-interest income resulted primarily from a non-recurring $546,000 BOLI settlement the Bank received during the year ended December 31, 2007.

Non-Interest Expense.  Non-interest expense was $50.0 million during the year ended December 31, 2008, an increase of $4.5 million from $45.5 million during the year ended December 31, 2007.

Salaries and employee benefits increased $2.3 million during the comparative period as a result of regular increases to existing employee compensation levels, along with management and staff positions required for two retail branch openings in 2008 and other general staff increases during the period.  Stock benefit plan amortization expense increased $906,000, reflecting equity awards granted to officers in July 2008 along with higher ESOP expense resulting from an increase in the Holding Company's common stock price during the year ended December 31, 2008 compared to the year ended December 31, 2007.

Occupancy and equipment expense increased by $536,000 during the comparative period, due primarily to the opening of the Borough Park branch in March 2008 and the Brooklyn Heights branch in December 2008 (for which the Bank paid rental expense commencing in January 2008), along with a substantial increase in the monthly rental cost of the Bank's Bronx branch commencing in late 2007.  Federal deposit insurance costs increased $641,000 as a result of an insurance fund re-capitalization plan implemented by the FDIC in late 2006.

Other non-interest expenses (including advertising expenses) increased $223,000, primarily as a result of additional professional fees related to various consultation matters.

Non-interest expense was 1.35% of average assets during the year ended December 31, 2008, compared to 1.39% during the year ended December 31, 2007.  This ratio declined despite the increase in non-interest expense during the comparative period due to growth of $446.9 million in average assets.

Income Tax Expense.  Income tax expense increased $911,000 during the year ended December 31, 2008 compared to the year ended December 31, 2007, due to an increase of $6.5 million in pre-tax income during the period.  Partially offsetting this increase were non-recurring reductions to income tax expense during the year ended December 31, 2008 of $662,000 from the reduction in the reserve for unrecognized tax benefits, and  $275,000 from adjustments related to completion of the June 2007 and December 2007 tax returns.  These non-recurring items reduced the actual effective tax rate for the year ended December 31, 2008 to 33.5%.

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

Net Interest Income.  The discussion of net interest income for the years ended December 31, 2007 and 2006 presented below should be read in conjunction with the tables on pages F-52 and F-53, which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

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

Non-Interest Income.  Non-interest income, excluding gains or losses on the sale of assets, increased $337,000 from $9.3 million during the year ended December 31, 2006 to $9.7 million during the year ended December 31, 2007.  This increase resulted primarily from a $546,000 BOLI benefit payment received by the Bank during 2007.

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

Net Interest Income.  The discussion of net interest income for the years ended December 31, 2006 and 2005 presented below should be read in conjunction with the tables on pages F-52 and F-53 , which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

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

Recently Issued Accounting Standards

For a discussion of the impact of recently issued accounting standards, please see Note 1 to the Company's consolidated financial statements that commence on page F-72.

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

Real estate loans, the largest component of the Bank's interest earning assets, traditionally derived their current interest rates primarily from either the five- or seven-year constant maturity Treasury index.  As a result, the Bank's interest earning assets were historically most sensitive to these benchmark interest rates.  Dislocations in the credit markets during the year ended December 31, 2008 resulted in a lower level of sensitivity of the Bank's multifamily loans to these benchmark interest rates.  Since the majority of the Bank's interest bearing liabilities mature within one year, its interest bearing liabilities are most sensitive to fluctuations in short-term interest rates.

Neither the Holding Company nor the Bank is subject to foreign currency exchange or commodity price risk.  In addition, the Company owned no trading assets, nor did it engage in any hedging transactions utilizing derivative instruments (such as interest rate swaps and caps) or embedded derivative instruments that required bifurcation during the years ended December 31, 2008 or 2007.  In the future, the Company may, with appropriate Board approval, engage in hedging transactions utilizing derivative instruments.

Since a majority of the Company's consolidated interest-earning assets and interest-bearing liabilities are located at the Bank, virtually all of the interest rate risk exposure exists at the Bank level.  As a result, all of the significant interest rate risk management procedures are performed at the Bank level.  The Bank's interest rate risk management strategy is designed to limit the volatility of net interest income and preserve capital over a broad range of interest rate movements and has the following three primary components:

Assets.  The Bank's largest single asset type is the adjustable-rate multifamily residential loan. Multifamily residential loans typically carry shorter average terms to maturity than one- to four-family residential loans, thus significantly reducing the overall level of interest rate risk.  Over 90% of multifamily residential loans originated during the years ended both December 31, 2008 and 2007 were adjustable rate, with repricing typically occurring after five or seven years. In addition, the Bank has sought to include in its portfolio various types of adjustable-rate one- to four-family loans and adjustable and floating-rate investment securities, which generally have repricing terms of three years or less.  At December 31, 2008, adjustable-rate real estate and consumer loans totaled $2.77 billion, or 68.4% of total assets, and adjustable-rate investment securities (CMOs, REMICs, MBS issued by GSEs and other securities) totaled $128.3 million, or 3.2% of total assets.   At December 31, 2007, adjustable-rate real estate and consumer loans totaled $2.41 billion, or 68.8% of total assets, and adjustable-rate investment securities (CMOs, REMICs, MBS issued by GSEs and other securities) totaled $53.6 million, or 1.5% of total assets.

Deposit Liabilities.  As a traditional community-based savings bank, the Bank is largely dependent upon its base of competitively priced core deposits to provide stability on the liability side of the balance sheet.  The Bank has retained many loyal customers over the years through a combination of quality service, convenience, and a stable and experienced staff. Core deposits, at December 31, 2008, were $1.11 billion, or 49.0% of total deposits. The balance of CDs as of December 31, 2008 was $1.16 billion, or 51.0% of total deposits, of which $996.2 million, or 85.5%, were to mature within one year.  The weighted average maturity of the Bank's CDs at December 31, 2008 was 8.8 months compared to 5.8 months at December 31, 2007.  The Bank generally prices its CDs in an effort to encourage the extension of the average maturities of deposit liabilities beyond one year, and the increase in the average maturity of CDs during the year ended December 31, 2008 reflected promotional CDs with maturities of 12 months and higher that were added throughout 2008.

Wholesale Funds.  The Bank is a member of the FHLBNY, which provided the Bank with a borrowing line of up to $1.42 billion at December 31, 2008.  The Bank borrows from the FHLBNY for various purposes. At December 31, 2008, the Bank had outstanding advances of $1.02 billion from the FHLBNY, all of which were secured by a blanket lien on the Bank's loan portfolio.

The Bank has authority to accept brokered deposits as a source of funds and considers them a potential funding source.  The Bank had no outstanding brokered deposits at either December 31, 2008 or December 31, 2007.

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

The following table sets forth the amounts of the Company's consolidated interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008 which are anticipated, based upon certain assumptions, to reprice, prepay or mature in each of the time periods shown. Except as stated below, the amounts of assets and liabilities shown repricing or maturing during a particular period reflect the earlier of term to repricing or maturity of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities which existed at December 31, 2008 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and selected subsequent time intervals. For purposes of presentation in the table, the Bank utilized its own historical deposit attrition experience ("Deposit Decay Rate") for savings accounts, which it believes to be the most accurate measure. For NOW, Super NOW and money market accounts, it utilized the Deposit Decay Rates published by the OTS.   All amounts calculated in the table for both loans and MBS reflect principal balances expected to reprice as a result of contractual interest rate adjustments or from reinvestment of cash flows generated from anticipated principal repayments (inclusive of early prepayments).

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

At December 31, 2008	3 Months or Less	More than 3 Months to 6 Months	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Non-interest bearing	Total
	(Dollars in Thousands)
Interest-Earning Assets (1):
Mortgages and other loans	$331,084	$181,401	$288,047	$1,270,151	$896,478	$324,344	-	$3,291,505
Investment securities	10,861	-	-	-	361	16,241	-	27,463
MBS (2)	11,916	11,916	23,832	72,273	94,546	86,868	-	301,351
Cash and due from banks (3)	193,872	-		-	-	-	-	193,872
FHLBNY capital stock	53,435	-	-	-	-	-	-	53,435
Total interest-earning assets	601,168	193,317	311,879	1,342,424	991,385	427,453	-	3,867,626
Less:
Allowance for loan losses	-	-	-	-	-	-	$(17,454)	(17,454)
Net interest-earning assets	601,168	193,317	311,879	1,342,424	991,385	427,453	(17,454)	3,850,172
Non-interest-earning assets	-	-	-	-	-	-	205,426	205,426
Total assets	$601,168	$193,317	$311,879	$1,342,424	$991,385	$427,453	$187,972	$4,055,598
Interest-Bearing Liabilities
Savings accounts	$9,286	$8,967	$17,020	$57,337	$43,351	$134,360	-	$270,321
Interest bearing checking accounts	22,256	17,860	25,835	22,224	11,656	12,856	-	112,687
Money market accounts	125,050	100,353	145,161	124,872	65,493	72,238	-	633,167
CDs	247,047	276,444	462,735	122,435	44,505	-	-	1,153,166
Borrowed funds	40,000	45,000	145,000	264,900	379,775	375,000	-	1,249,675
Subordinated notes	-	-	-	25,000	-	-		25,000
Trust preferred securities	-	-	-	-	-	72,165		72,165
Interest-bearing escrow	-	-	-	-	-	1,278	-	1,278
Total interest-bearing liabilities	443,639	448,624	795,751	616,768	544,780	667,897	-	3,517,459
Non-interest bearing checking accounts	-	-	-	-	-	-	$90,710	90,710
Other non-interest-bearing liabilities	-	-	-	-	-	-	170,465	170,465
Stockholders' equity	-	-	-	-	-	-	276,964	276,964
Total liabilities and stockholders' equity	$443,639	$448,624	$795,751	$616,768	$544,780	$667,897	$538,139	$4,055,598
Positive (Negative) interest sensitivity gap per period	$157,529	$(255,307)	$(483,872)	$725,656	$446,605	$(240,444)	-
Positive (Negative) cumulative interest sensitivity gap	$157,529	$(97,778)	$(581,650)	$144,006	$590,611	$350,167	-
Positive (Negative) cumulative interest sensitivity gap as a percent of total assets	3.88%	(2.41)%	(14.34)%	3.55%	14.56%	8.63%	-
Cumulative total interest-earning assets as a percent of cumulative total interest-bearing liabilities	135.51%	89.04%	65.54%	106.25%	120.73%	109.96%	-

(1)
Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, or contractual maturities or calls.

(2)	Based upon historical repayment experience, and, where applicable, balloon payment dates.

(3)
Amount represents funds placed on deposit with the Federal Reserve Bank of New York earning a nominal rate of interest that was higher than the federal funds sold offering rate at December 31, 2008.  These balances are not included in the population of interest-earning assets in the net interest income table on page F-52.

At December 31, 2008, the Company's consolidated balance sheet was comprised primarily of assets that were estimated to mature or reprice within five years, with a significant portion maturing or repricing within one year. In addition, the Bank's deposit base was comprised primarily of savings accounts, money market accounts, interest and non-interest bearing checking accounts,  and CDs with maturities of five years or less.  At December 31, 2008, interest-bearing liabilities estimated to mature or reprice within one year totaled $1.69 billion, while interest-earning assets estimated to mature or reprice within one year totaled $1.11 billion, resulting in a negative one-year interest sensitivity gap of $581.7 million, or negative 14.3% of total assets.  In comparison, at December 31, 2007, interest-bearing liabilities estimated to mature or reprice within one year totaled $1.52 billion, while interest-earning assets estimated to mature or reprice within one year totaled $765.8 million, resulting in a negative one-year interest sensitivity gap of $752.7 million, or negative 21.5% of total assets.  The decrease in the magnitude of the one-year negative interest sensitivity gap resulted from an increase in the level of real estate loans scheduled to mature or reprice within one year (as loans originated during the refinance boom period of 2002 through 2004 approached their contractual repricing date) coupled with a decline in CDs maturing or repricing within one year, as a portion of the Bank's customers became more willing to accept CDs with maturities in excess of one year in order to lock in a fixed return while short-term interest rates were declining during 2008.

Under interest rate scenarios other than that which existed on December 31, 2008, the interest sensitivity gap for assets and liabilities could differ substantially based upon different assumptions about the manner in which core Deposit Decay Rates and loan prepayments would change. For example, the interest rate risk management model assumes that in a rising rate scenario, by paying competitive rates on non-core deposits, a portion of core deposits will transfer to CDs and be retained, although at higher cost.  Also, in a rising interest rate environment, loan and MBS prepayment rates would be expected to slow, as borrowers postpone loan refinancings until rates again decline.

Interest Rate Risk Exposure (NPV) Compliance

Under guidelines established by OTS Thrift Bulletin 13a, the Bank also measures its interest rate risk through an analysis of the change in its NPV under several interest rate scenarios.  NPV is the difference between the present value of the expected future cash flows of the Bank’s assets and liabilities, plus the value of net expected cash flows from either commitments to originate or sell loans or purchase securities.

Traditionally, the fair value of fixed-rate instruments fluctuates inversely with changes in interest rates.  Increases in interest rates thus result in decreases in the fair value of interest-earning assets, which could adversely affect the Company's consolidated results of operations in the event they were to be sold, or, in the case of interest-earning assets classified as available-for-sale, reduce the Company's consolidated stockholders' equity, if retained.  During the year ended December 31, 2008, dislocations in the credit markets resulted in a significantly lower correlation between changes in interest rates and changes in these fair values.  The changes in the value of assets and liabilities due to fluctuations in interest rates reflect the interest rate sensitivity of those assets and liabilities.  Under GAAP, changes in the unrealized gains and losses, net of taxes, on securities classified as available-for-sale are reflected in stockholders' equity through other comprehensive income.  As of December 31, 2008, the Company's consolidated securities portfolio included $318.0 million in securities classified as available- for-sale, which possessed a gross unrealized loss of $798,000.   Neither the Holding Company nor the Bank owned any trading assets as of December 31, 2008 or 2007.

In order to measure the Bank’s sensitivity to changes in interest rates, NPV is calculated under market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under various other interest rate scenarios ("Rate Shock Scenarios") representing immediate, permanent, parallel shifts in the term structure of interest rates from the actual term structure observed in the Pre-Shock Scenario.  The changes in NPV between the Pre-Shock Scenario and various Rate Shock Scenarios due to fluctuations in interest rates reflect the interest rate sensitivity of the Bank’s assets, liabilities, and commitments to either originate or sell loans and/or purchase or sell securities that are included in the NPV.  The NPV ratio under any interest rate scenario is defined as the NPV in that scenario divided by the present value of the assets in the same scenario (the "NPV Ratio").

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

        The analysis that follows presents the estimated NPV in the Pre-Shock Scenario and three Rate Shock Scenarios and measures the dollar amount and percentage by which each of the Rate Shock Scenario NPVs changes from the Pre-Shock Scenario NPV.  Interest rate sensitivity is measured by the changes in the various Rate Shock Scenario NPV Ratios from the Pre-Shock Scenario NPV Ratio.  The greater the change, the greater the sensitivity of the Bank's assets and liabilities to changes in interest rates.

	At December 31, 2008
	Net Portfolio Value					At December 31, 2007
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Basis Point Change in NPV Ratio	NPV Ratio	Basis Point Change in NPV Ratio	Board Approved NPV Ratio Limit
	(Dollars in Thousands)
Rate Shock Scenario
+ 200 Basis Points	$236,751	$(60,083)	-20.24%	6.02%	(126)	7.79%	(211)	5.0%
+ 100 Basis Points	270,905	(25,929)	-8.74	6.77	(51)	9.00	(90)	6.0
Pre-Shock Scenario	296,834	-	-	7.28	-	9.90	-	7.0
- 100 Basis Points	312,334	15,500	5.22	7.54	26	10.25	35	7.0
- 200 Basis Points	N/A	N/A	N/A	N/A	N/A	10.14	24	7.0

The NPVs presented above incorporate some asset and liability values derived from the Bank’s valuation model, such as those for mortgage loans and time deposits, and some asset and liability values obtained from reputable independent sources, such as values for the Bank's MBS and CMO portfolios, as well as its putable borrowings.  The Bank's valuation model makes various estimates regarding cash flows from principal repayments on loans and passbook Deposit Decay Rates at each level of interest rate change.  The Bank's estimates for loan repayment levels are influenced by the recent history of prepayment activity in its loan portfolio as well as the interest-rate composition of the existing portfolio, especially vis-à-vis the current interest rate environment.  In addition, the Bank considers the amount of fee protection inherent in the loan portfolio when estimating future repayment cash flows.

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

The Pre-Shock Scenario NPV declined from $346.9 million at December 31, 2007 to $296.8 million at December 31, 2008.  The NPV Ratio at December 31, 2008 was 7.28% in the Pre-Shock Scenario, a decrease from the NPV Ratio of 9.90% in that Scenario at December 31, 2007.  The decrease in the Pre-Shock Scenario NPV was due primarily to an increase in the valuation of borrowings (which negatively impact NPV) that resulted from both increased volume and from declines in short and medium-term term interest rates at December 31, 2008 compared to December 31, 2007.  This was partially offset by an increase in the valuation of real estate loans during the same period, resulting primarily from their increased spread above the benchmark interest rate.

The Bank’s +200 basis point Rate Shock Scenario NPV decreased from $263.7 million at December 31, 2007 to $236.8 million at December 31, 2008.  The decrease resulted primarily from the growth in the loan portfolio during the year ended December 31, 2008, including the loan commitment pipeline at December 31, 2008.  The growth in the loan portfolio that resulted from the new loans originated during the year ended December 31, 2008 created a longer term to next interest rate repricing for assets at December 31, 2008 compared to December 31, 2007.  Assets with a longer term to next interest rate repricing generate a less favorable NPV in a rising rate interest rate environment.  As a result, the decline in the NPV of total assets from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario was greater at December 31, 2008 than December 31, 2007.

The NPV Ratio was 6.02% in the +200 basis point Rate Shock Scenario at December 31, 2008, a decrease from the NPV Ratio of 7.79% in the +200 basis point Rate Shock Scenario at December 31, 2007.  The decrease reflected the aforementioned decrease in the +200 basis point Rate Shock Scenario NPV during the comparative period.

At December 31, 2008, the interest rate sensitivity (i.e., the basis point change in the NPV Ratio calculated under the various Rate Shock Scenarios compared to the Pre-Shock Scenario) in the +200 basis point Rate Shock Scenario was negative 126 basis points, compared to negative 211 basis points in the +200 basis point Rate Shock Scenario at December 31, 2007.  The reduction in sensitivity was due primarily to the favorable valuation of borrowings in the +200 basis point Rate Shock Scenario NPV compared to the Pre-Shock Scenario NPV at December 31, 2008 versus these valuations at December 31, 2007.  This favorable valuation resulted from an increase in the average contractual term to next interest rate repricing on the Bank's borrowings as a result of borrowings added during the year ended December 31, 2008, as well as interest rate caps purchased with a portion of the borrowings added during the period that provide protection in the event that interest rates rise.

Item 8.  Financial Statements and Supplementary Data

For the Company's consolidated financial statements, see index on page F-72.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of December 31, 2008, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2008 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, utilizing the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Controls – Integrated Framework."  Based upon its assessment, management believes that, as of December 31, 2008, the Company's internal control over financial reporting is effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in the Annual Report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, which is included below.

Item 9B.                      Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dime Community Bancshares, Inc. & Subsidiaries
Brooklyn, New York

We have audited the internal control over financial reporting of Dime Community Bancshares, Inc. and Subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 16, 2009

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the Company is presented under the headings "Proposal 1 - Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" in the Holding Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 21, 2009 (the "Proxy Statement") which will be filed with the SEC within 120 days of December 31, 2008, and is incorporated herein by reference.

Information regarding the audit committee of the Holding Company's Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is presented under the headings, "Meetings and Committees of the Company's Board of Directors," and "Report of the Audit Committee" in the Proxy Statement and is incorporated herein by reference.

The Holding Company has adopted a written Code of Business Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Code of Business Ethics is published on the Company's website, www.dime.com.  The Company will provide to any person, without charge, upon request, a copy of such Code of Business Ethics.  Such request should be made in writing to:  Dime Community Bancshares, Inc., 209 Havemeyer Street, Brooklyn, New York 11211, attention Investor Relations.

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

The following table presents information as of December 31, 2008 with respect to compensation plans under which equity securities of the Holding Company are authorized for issuance:

	EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)] (c)

Equity compensation plans approved by the Holding Company's shareholders	3,116,564	$14.97	1,133,027(1)

Equity compensation plans not approved by the Holding Company's shareholders	-	-	-

(1)
Amount comprised of 75,866 stock options that remain available for future issuance under the 2001 Stock Option Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc., and 1,057,161 equity awards that remain available for future issuance under the 2004 Stock Incentive Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc.

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

See index to Consolidated Financial Statements on page F-72.

               (2)           Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or Notes thereto under "Item 8.  Financial Statements and Supplementary Data."

              (3)           Exhibits Required by Item 601 of SEC Regulation S-K

See Index of Exhibits on pages F-119 and F-120.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2009.

DIME COMMUNITY BANCSHARES, INC.

By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2009 by the following persons on behalf of the registrant and in the capacities indicated.

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
Brooklyn, NY

We have audited the accompanying consolidated statements of financial condition of Dime Community Bancshares, Inc. and Subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dime Community Bancshares, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 16, 2009

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)
	December 31, 2008	December 31, 2007
ASSETS:
Cash and due from banks	$211,020	$101,708
Federal funds sold and other short-term investments	-	128,014
Investment securities held-to-maturity (estimated fair value of $9,082 and $80 at December 31, 2008 and 2007, respectively) (Encumbered at December 31, 2007, Unencumbered at December 31, 2008) (Note 3)	10,861	80
Investment securities available-for-sale, at fair value (fully unencumbered) (Note 3)	16,602	34,095
Mortgage-backed securities available-for-sale, at fair value (Note 4):
Encumbered	251,744	160,821
Unencumbered	49,607	1,943
	301,351	162,764
Loans (Note 5):
Real estate, net	3,289,314	2,873,966
Other loans	2,191	2,169
Less allowance for loan losses (Note 6)	(17,454)	(15,387)
Total loans, net	3,274,051	2,860,748
Loans held for sale	-	890
Premises and fixed assets, net (Note 8)	30,426	23,878
Federal Home Loan Bank of New York capital stock (Note 9)	53,435	39,029
Other real estate owned	300	-
Goodwill (Note 1)	55,638	55,638
Other assets (Notes 7, 14 and 15)	101,914	94,331
Total Assets	$4,055,598	$3,501,175
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors (Note 10):
Interest bearing deposits	$2,169,341	$2,091,600
Non-interest bearing deposits	90,710	88,398
Total deposits	2,260,051	2,179,998
Escrow and other deposits (Note 7)	130,121	52,209
Securities sold under agreements to repurchase (Note 11)	230,000	155,080
Federal Home Loan Bank of New York advances (Note 12)	1,019,675	706,500
Subordinated notes payable (Note 13)	25,000	25,000
Trust Preferred securities payable (Note 13)	72,165	72,165
Other liabilities (Note 14 and 15)	41,622	41,371
Total Liabilities	3,778,634	3,232,323
Commitments and Contingencies (Note 16)
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at December 31, 2008 and 2007)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 51,122,319 shares and 50,906,278 shares issued at December 31, 2008 and 2007, respectively, and 34,179,900 shares and 33,909,902 shares outstanding at December 31, 2008 and 2007, respectively)	511	509
Additional paid-in capital	213,917	208,369
Retained earnings (Note 2)	297,848	288,112
Accumulated other comprehensive loss, net of deferred taxes	(11,111)	(4,278)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP") (Note 15)	(3,933)	(4,164)
Unearned Restricted Stock Award common stock (Note 15)	(1,790)	(634)
Common stock held by Benefit Maintenance Plan ("BMP") (Note 15)	(8,007)	(7,941)
Treasury stock, at cost (16,942,419 shares and 16,996,376 shares at December 31, 2008 and 2007, respectively) (Note 18)	(210,471)	(211,121)
Total Stockholders' Equity	276,964	268,852
Total Liabilities And Stockholders' Equity	$4,055,598	$3,501,175
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Interest income:
Loans secured by real estate	$182,934	$165,221	$155,510
Other loans	166	178	190
Mortgage-backed securities	12,685	6,344	6,850
Investment securities	1,950	2,011	2,276
Federal funds sold and other short-term investments	4,919	8,406	5,984
Total interest income	202,654	182,160	170,810

Interest expense:
Deposits and escrow	59,978	75,761	56,659
Borrowed funds	51,324	35,386	36,681
Total interest expense	111,302	111,147	93,340
Net interest income	91,352	71,013	77,470
Provision for loan losses	2,006	240	240

Net interest income after provision for loan losses	89,346	70,773	77,230

Non-interest income:
Service charges and other fees	4,766	4,780	5,273
Mortgage banking (loss) income (Note 7)	(2,190)	1,512	2,228
Other-than temporary Impairment charge on securities (Note 3)	(3,209)	-	-
Net (loss) gain on sales of securities and other real estate owned	(129)	-	1,541
Income from Bank Owned Life Insurance ("BOLI")	1,999	2,513	1,868
Other	1,577	1,615	1,480

Total non-interest income	2,814	10,420	12,390

Non-interest expense:
Salaries and employee benefits	24,922	22,620	21,307
Stock benefit plan compensation expense	3,702	2,796	2,125
Occupancy and equipment	6,967	6,431	5,762
Data processing costs	3,067	3,204	3,167
Advertising and marketing	2,364	2,638	2,186
Federal deposit insurance premiums	899	258	257
Other	8,052	7,555	7,172

Total non-interest expense	49,973	45,502	41,976

Income before income taxes	42,187	35,691	47,644
Income tax expense	14,159	13,248	17,052

Net income	$28,028	$22,443	$30,592

Earnings per Share:
Basic	$0.85	$0.67	$0.88
Diluted	$0.85	$0.67	$0.87
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
 (Dollars in thousands)
	Year Ended December 31,
	2008	2007	2006
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Common Stock (Par Value $0.01):
Balance at beginning of period	$509	$509	$506
Shares issued in exercise of options	2	-	3
Balance at end of period	511	509	509
Additional Paid-in Capital:
Balance at beginning of period	208,369	206,601	204,083
Stock options exercised	2,471	136	907
Excess tax benefit of stock benefit plans	518	174	621
Amortization of excess fair value over cost – ESOP stock	1,011	813	882
Stock option expense	1,079	630	-
Release from treasury stock for restricted stock award shares	469	15	108
Balance at end of period	213,917	208,369	206,601
Retained Earnings:
Balance at beginning of period	288,112	285,420	274,579
Net income for the period	28,028	22,443	30,592
Cash dividends re-assumed through liquidation of Recognition and Retention Plan ("RRP")	-	958	-
Cumulative effect adjustment for the adoption of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48")	-	(1,703)	-
Cumulative effect adjustment for the adoption of the transition requirements of Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158")	(23)	-	-
Cash dividends declared and paid	(18,269)	(19,006)	(19,751)
Balance at end of period	297,848	288,112	285,420
Accumulated Other Comprehensive Loss, Net of Deferred Taxes:
Balance at beginning of period	(4,278)	(7,100)	(3,328)
(Increase) Decrease in unrealized loss on available-for-sale securities during the period, net of deferred benefit (taxes) of $1,964, ($1,469) and $11, respectively	(2,246)	1,800	(14)
Minimum pension liability, net of deferred taxes of $(123)	-	-	148
Cumulative effect adjustment for the adoption of the transition requirements of SFAS 158	(64)	-	-
Increase in defined benefit plan liability from the adoption of SFAS 158, net of deferred benefit of $3,246	-	-	(3,906)
Unrecognized (loss) gain of pension and other postretirement obligations, net of deferred benefit (tax) of $3,776 and $(874)	(4,523)	1,022	-
Balance at end of period	(11,111)	(4,278)	(7,100)
Unallocated Common Stock of ESOP:
Balance at beginning of period	(4,164)	(4,395)	(4,627)
Amortization of earned portion of ESOP stock	231	231	232
Balance at end of period	(3,933)	(4,164)	(4,395)
Unearned Restricted Stock Award and RRP Common Stock:
Balance at beginning of period	(634)	(3,452)	(2,979)
Release from treasury stock for restricted stock award shares	(1,773)	(165)	(770)
Transfer of common stock to treasury upon liquidation of RRP	-	2,611	-
Amortization of earned portion of RRP stock	617	372	297
Balance at end of period	(1,790)	(634)	(3,452)
Common Stock Held by BMP:
Balance at beginning of period	(7,941)	(7,941)	(7,941)
Plan contributions	(66)	-	-
Common stock acquired	-	-	-
Balance at end of period	(8,007)	(7,941)	(7,941)
Treasury Stock, at cost:
Balance at beginning of period	(211,121)	(179,011)	(168,579)
Release of treasury stock for allocated restricted stock awards and shares acquired by BMP	1,304	151	592
Transfer of common stock to treasury upon liquidation of RRP	-	(2,611)	-
Purchase of treasury shares, at cost	(654)	(29,650)	(11,024)
Balance at end of period	(210,471)	(211,121)	(179,011)
TOTAL STOCKHOLDERS' EQUITY AT THE END OF PERIOD	$276,964	$268,852	$290,631

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME:
Net Income	$28,028	$22,443	$30,592
Increase in Actuarial Gain or Reduction in Actuarial Loss on defined benefit plans, net of taxes of $(123) during the year ended December 31, 2006	-	-	148
Change in pension and other postretirement obligations, net of deferred benefit (taxes) of $3,776 during the year ended December 31, 2008 and $(874) during the year ended December 31, 2007	(4,523)	1,022	-
Amortization and reversal of net unrealized loss on securities transferred from available-for- sale to held-to-maturity, net of tax of $(1,224) during the year ended December 31, 2008	1,496	-	-
Reclassification adjustment for securities sold, net of taxes of $(489) during the year ended December 31, 2006	-	-	(575)
Net unrealized securities (loss) gain arising during the period, net of benefit (taxes) of $3,188, $(1,469) and $(478) during the years ended December 31, 2008, 2007 and 2006, respectively	(3,742)	1,800	561
Comprehensive Income	$21,259	$25,265	$30,726
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$28,028	$22,443	$30,592
Adjustments to reconcile net income to net cash provided by operating activities
Net gain on investment and mortgage backed securities sold	-	-	(1,063)
Net gain on sale of loans held for sale	(1,012)	(750)	(1,516)
Net loss (gain) on sales and disposals of other assets	129	-	(478)
Net depreciation, amortization and accretion	1,757	1,252	1,265
Stock plan compensation expense (excluding ESOP)	1,696	372	296
ESOP compensation expense	1,242	1,674	1,115
Provision for loan losses	2,006	240	240
Charge to net mortgage banking income - provision to increase the liability for loans sold with recourse	3,946	-	-
Impairment charge on mortgage servicing rights	60	-	-
Other-than temporary impairment charge on investment securities held-to-maturity	3,209	-	-
Increase in cash surrender value of BOLI	(1,999)	(1,965)	(1,868)
Deferred income tax provision (credit)	(3,054)	(834)	103
Excess tax benefits of stock plans	(518)	(174)	(621)
Changes in assets and liabilities:
Originations of loans sold during the period	(149,081)	(76,568)	(145,430)
Proceeds from sales of loans held for sale	150,983	77,628	146,646
Decrease (Increase) in other assets	(143)	(6,368)	929
(Decrease) Increase in other liabilities	(8,327)	823	840
Net cash provided by Operating Activities	28,922	17,773	31,050
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in federal funds sold and other short-term investments	128,014	(49,262)	(18,734)
Proceeds from maturities of investment securities held-to-maturity	242	155	220
Proceeds from maturities and calls of investment securities available-for-sale	1,729	1,000	17,075
Proceeds from sales of investment securities available-for-sale	-	-	3,032
Proceeds from sales and calls of mortgage backed securities available-for-sale	-	8,542	-
Purchases of investment securities available-for-sale	(5,464)	(14,162)	(4,002)
Purchases of mortgage backed securities available-for-sale	(183,849)	(37,992)	-
Principal collected on mortgage backed securities available-for-sale	48,155	33,329	39,420
Net increase in loans	(416,504)	(174,029)	(91,789)
Proceeds from the sale of other real estate owned ("OREO") and real estate investment property owned	767	-	908
Proceeds from BOLI benefit payment	-	631	-
Purchases of fixed assets, net	(8,356)	(2,566)	(7,818)
Purchase of Federal Home Loan Bank of New York capital stock	(14,406)	(7,734)	(1,378)
Net cash used in Investing Activities	(449,672)	(242,088)	(63,066)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to depositors	80,053	171,466	93,760
Increase (decrease) in escrow and other deposits	77,912	5,836	(1,145)
Increase (Decrease) in securities sold under agreements to repurchase	74,920	34,845	(85,220)
Proceeds from Federal Home Loan Bank of New York advances	313,175	135,000	40,000
Proceeds from exercise of stock options	2,473	136	910
Excess tax benefits of stock plans	518	174	621
Cash dividends re-assumed through liquidation of RRP	-	958	-
Purchase of common stock by the RRP and BMP	(66)	-	(70)
Cash dividends paid to stockholders and cash disbursed in payment of stock dividends	(18,269)	(19,006)	(19,751)
Purchase of treasury stock	(654)	(29,650)	(11,024)
Net cash provided by Financing Activities	530,062	299,759	18,081
INCREASE(DECREASE) IN CASH AND DUE FROM BANKS	109,312	75,444	(13,935)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	101,708	26,264	40,199
CASH AND DUE FROM BANKS, END OF PERIOD	$211,020	$101,708	$26,264
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$20,196	$20,622	$15,531
Cash paid for interest	$109,787	$110,508	$93,530
Loans transferred to OREO	$1,564	-	-
Transfer of securities from available-for-sale to held-to-maturity (at fair value)	$11,501	-	-
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	$134	-	-
Reversal of unrealized loss on securities transferred from available-for-sale to held-to-maturity	$2,586	-	-
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars In Thousands except for share amounts)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Dime Community Bancshares, Inc. (the "Holding Company" and together with its direct and indirect subsidiaries, the "Company") is a Delaware corporation organized by The Dime Savings Bank of Williamsburgh (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on June 26, 1996.  At December 31, 2008, the significant assets of the Holding Company were the capital stock of the Bank, the Holding Company's loan to the ESOP and investments retained by the Holding Company.  The liabilities of the Holding Company were comprised primarily of a $25,000 subordinated note payable maturing in May 2010 and $72,165 of trust preferred securities payable maturing in 2034.  The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.

The Bank was originally founded in 1864 as a New York State-chartered mutual savings bank.  In November 1995, the Bank converted to a federally chartered stock savings bank.  The Bank has been a community-oriented financial institution providing financial services and loans for housing within its market areas.  The Bank maintains its headquarters in the Williamsburg section of the borough of Brooklyn, New York.  The Bank has twenty-three retail banking offices located throughout the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.

Summary of Significant Accounting Policies – Management believes that the accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP").  The following is a description of the significant policies.

Principles of Consolidation - The accompanying 2008, 2007 and 2006 consolidated financial statements include the accounts of the Holding Company, and its wholly-owned subsidiaries, the Bank and 842 Manhattan Avenue Corporation.  842 Manhattan Avenue Corporation previously owned and managed a real estate property that housed a former branch office of Financial Federal Savings Bank, F.S.B. ("FFSB"), a subsidiary of Financial Bancorp, Inc. ("FIBC"), which the Holding Company acquired on January 21, 1999.  The property was sold in 2006, and as a result, 842 Manhattan Avenue Corporation held no real estate at December 31, 2008.  All financial statements presented also include the accounts of the Bank's five wholly-owned subsidiaries, Boulevard Funding Corp. (''BFC''), Havemeyer Investments, Inc., DSBW Preferred Funding Corporation ("DPFC"), DSBW Residential Preferred Funding Corporation ("DRPFC"), Dime Reinvestment Company ("DRC") and 195 Havemeyer Corp.  DPFC and DRPFC were both established in March 1998 and are intended to qualify as real estate investment trusts for federal tax purposes.  DPFC invests in multifamily and commercial real estate loans, while DRPFC invests in one- to four-family real estate loans.  BFC was established in order to invest in real estate joint ventures and other real estate assets. As of December 31, 2008, BFC owned a property that entered OREO status in December 2008 and had some other minor financial investments.  DRC was established in 2004 in order to function as a Qualified Community Development Entity as defined in the Internal Revenue Code of 1986, as amended (the "Code").  DRC is currently inactive.  195 Havemeyer Corp. was established in 2008 and owns and manages a real estate property currently intended, in whole or in part, for Bank use.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The financial statements presented for the year ended December 31, 2006 and for the period January 1, 2007 through June 30, 2007, include the accounts of Havemeyer Equities Corp. (''HEC'').  HEC was originally established in order to invest in real estate joint ventures and other real estate assets.  In June 1998, HEC assumed direct ownership of DPFC.  HEC ceased operations effective the close of business on June 30, 2007, and was legally dissolved prior to December 31, 2007.  All of the assets and liabilities of HEC, including the direct ownership of DPFC, were assumed by the Bank.

Cash and Due from Banks -Cash and due from banks represents cash held by the Bank (including cash on hand at its branches), as well as cash held by the Holding Company and other subsidiary companies that is not subject to elimination in consolidation.

Federal Funds Sold and Other Short-term Investments - Purchases and sales of federal funds sold and other short-term investments are recorded on trade date.  Federal funds sold and other short-term investments are carried at cost, which approximates market value due to the short-term nature of the investment.

Investment Securities and Mortgage-Backed Securities ("MBS") - Purchases and sales of investment and mortgage-backed securities are recorded on trade date.  Gains and losses on sales of investment and mortgage-backed securities are recorded on the specific identification basis.

Debt and equity securities that have readily determinable fair values are carried at fair value unless they are held-to-maturity. Debt securities are classified as held-to-maturity and carried at amortized cost only if the Company has a positive intent and ability to hold them to maturity.  If not classified as held-to-maturity, such securities are classified as securities available-for-sale or as trading securities. Unrealized holding gains or losses on securities available-for-sale that are deemed temporary are excluded from net income and reported net of income taxes as other comprehensive income or loss.  At December 31, 2008 and 2007, all equity securities were classified as available-for-sale. Neither the Holding Company nor the Bank has acquired securities for the purpose of engaging in trading activities.

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

Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value.  Multifamily residential and mixed use loans sold are generally sold with servicing rights retained.

Allowance for Loan Losses and Reserve for Loan Commitments - The Company provides a valuation allowance for estimated losses inherent in its loan portfolio.  The valuation allowance for estimated losses on loans is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, existing adverse situations which may affect a borrower's ability to repay, estimated value of underlying collateral and current economic conditions in the Bank's lending area. The allowance is increased by provisions for loan losses charged to operations and is reduced by charge-offs, net of recoveries.  Although management uses available information to estimate losses on loans, future additions to, or reductions in, the allowance may be necessary based on changes in economic conditions beyond management's control. Management believes, based upon all relevant and available information, that the allowance for loan losses is appropriate to absorb losses inherent in the portfolio.

SFAS No. 114, ''Accounting by Creditors for Impairment of a Loan,'' as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an Amendment of FASB Statement No. 114," ("Amended SFAS 114"), requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of expected future cash flows discounted at the loan's effective interest rate.  As an expedient, creditors may account for impaired loans at the fair value of the collateral or at the observable market price of the loan if one exists.  If the estimated fair value of an impaired loan is less than the recorded amount, a specific valuation allowance is established.  If the impairment is considered to be permanent, a write-down is charged against the allowance for loan losses.  In accordance with Amended SFAS 114, homogeneous loans are not individually considered for impairment.  The Company considers individual one- to four-family residential mortgage and cooperative apartment loans having a balance of $625.5 or less and all consumer loans to be small balance homogenous loan pools and, accordingly, not covered by Amended SFAS 114.

The Bank maintains a separate reserve within other liabilities associated with commitments to fund future loans that have been accepted by the borrower.  This reserve is determined based upon the historical loss experience of similar loans owned by the Bank at each period end.  Any increases in this reserve amount are achieved via a transfer of reserves from the Bank's allowance for loan losses, with any resulting shortfall in the allowance for loan losses satisfied through the quarterly provision for loan losses.  Any decreases in the loan commitment reserve are recognized as a transfer of reserve balances back to the allowance for loans losses at each period end.

Reserve For the Recourse Exposure on Multifamily Loans Sold to Fannie Mae ("FNMA").  A reserve is also recorded in other liabilities related to certain multifamily residential real estate loans sold with recourse under an agreement with FNMA.  Consistent with the methodology utilized in determining the allowance for loan losses, for all performing loans within the FNMA serviced pool, the reserve recognized is the present value of the estimated future losses calculated based upon the historical loss experience for comparable multifamily loans owned by the Bank.  For problem loans within the pool, the estimated future losses are determined in a manner consistent with impaired and classified loans within the Bank's loan portfolio.

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

Accrual of interest is generally discontinued on loans that have missed three consecutive monthly payments, at which time the Bank generally does not recognize the interest from the third month and evaluates whether the accrual of interest associated with the first two missed payments should be reversed.  Payments on nonaccrual loans are generally applied to principal.  Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the outstanding principal balance (including any outstanding advances related to the loan) and accrued interest. Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least six months.

Mortgage Servicing Rights - The cost of mortgage loans sold with servicing rights retained by the Bank is allocated between the loans and the servicing rights based on their estimated fair values at the time of the loan sale. Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, anticipated net servicing income.   The Company adopted SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156") effective January 1, 2007.  SFAS 156 requires all separately recognized mortgage servicing rights ("MSR") to be initially measured at fair value, if practicable.  The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates derived based upon actual historical results for the Bank, or, in the absence of such data, from historical results for the Bank's peers. Capitalized loan servicing assets are stratified based on predominant risk characteristics of the underlying loans (i.e., collateral, interest rate, servicing spread and maturity) for the purpose of evaluating impairment. A valuation allowance is then established in the event the recorded value of an individual stratum exceeds its fair value.  Third party valuations of the loan servicing asset are performed on a quarterly basis, and were performed as of December 31, 2008 and 2007.  In accordance with the provisions of SFAS 156, the Bank elected to continue its practice of amortizing its MSR in proportion to and over the period of estimated net servicing income or net servicing loss.

OREO - Properties acquired as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure are classified as OREO and are recorded at the lower of the recorded investment in the related loan or the fair value of the property on the date of acquisition, with any resulting write down charged to the allowance for loan losses.  Subsequent write downs are charged directly to operating expenses.

Premises and Fixed Assets, Net - Land is stated at original cost. Buildings and furniture, fixtures and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the properties as follows:

Buildings	2.22% to 2.50% per year
Furniture, fixtures and equipment	10% per year
Computer equipment	33.33% per year

Leasehold improvements are amortized over the lesser of their useful lives or the remaining non-cancelable terms of the related leases.

Earnings Per Share ("EPS") - EPS are calculated and reported in accordance with SFAS 128, "Earnings Per Share.''  SFAS 128 requires disclosure of basic EPS and diluted EPS for entities with complex capital structures on the face of the income statement, along with a reconciliation of the numerator and denominator of basic and diluted EPS.

Basic EPS is computed by dividing net income by the weighted-average common shares outstanding during the year.  In determining the weighted average shares outstanding for basic EPS, treasury stock and unallocated ESOP shares are excluded.  All restricted stock award shares, vested or unvested, are included in the calculation of the weighted average shares outstanding for basic EPS.   Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if "in the money" stock options were exercised and converted into common stock.

The following is a reconciliation of the numerator and denominator of basic EPS and diluted EPS for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Numerator:
Net Income per the Consolidated Statements of Operations	$28,028	$22,443	$30,592
Denominator:
Weighted average shares outstanding utilized in the calculation of basic EPS	32,676,282	33,522,224	34,904,225

Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options	259,905	112,183	250,602
Anti-dilutive effect of tax benefits associated with "in-the-money" non-qualified stock options	(111,385)	(27,381)	(79,918)
Weighted average shares outstanding utilized in the calculation of diluted EPS	32,824,802	33,607,026	35,074,909

Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options are calculated based upon the excess of the average market value of the Company's common stock over the exercise price of outstanding options.

There were approximately 812,421 weighted average options, 2,053,104 weighted average options, and 1,077,676 weighted average options for the years ended December 31, 2008, 2007, and 2006, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the relevant period.

Accounting for Goodwill and Other Intangible Assets – SFAS 142 "Goodwill and Other Intangible Assets," established  standards for goodwill acquired in a business combination.  SFAS 142 eliminated amortization of goodwill and instead required the performance of a transitional goodwill impairment test at least annually.  In accordance with SFAS 142, the Company performed impairment tests of goodwill as of December 31, 2008, 2007 and 2006.  In each instance, the Company concluded that no potential impairment of goodwill existed.  As of December 31, 2008 and 2007, the Company had goodwill totaling $55.6 million.

Changes in the carrying amount of goodwill for the periods presented are as follows:

	Year Ended December 31,
	2008	2007	2006
Original Amount	$73,107	$73,107	$73,107
Accumulated Amortization	(17,469)	(17,469)	(17,469)
Net Carrying Value	$55,638	$55,638	$55,638

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

Employee Benefits – The Bank maintains The Dime Savings Bank of Williamsburgh 401(k) Plan [the "401(k) Plan"] for substantially all of its employees, and the Retirement Plan of The Dime Savings Bank of Williamsburgh (the "Employee Retirement Plan"), both of which are tax qualified under the "Code".

The Bank also maintains the Postretirement Welfare Plan of The Dime Savings Bank of Williamsburgh (the "Postretirement Benefit Plan."), providing additional postretirement benefits to certain employees that are recorded in accordance with SFAS 106, ''Employers' Accounting for Postretirement Benefits Other Than Pensions.''  SFAS 106 requires accrual of postretirement benefits (such as health care benefits) during the years an employee provides services.

The Company adopted SFAS 158 effective December 31, 2006.  SFAS 158 requires an employer sponsoring a single employer defined benefit plan to do the following: (1) recognize the funded status of a benefit plan in its statements of financial condition, measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation; (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit or cost pursuant to SFAS 87, "Employers’ Accounting for Pensions," or SFAS 106, "Employers’ Accounting for Postretirement Benefits Other Than Pensions."  Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of SFAS 87 and SFAS 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements; (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statements of financial condition (with limited exceptions); and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.  Effective January 1, 2008, in compliance with applicable provisions of SFAS 158, the Company changed the measurement date for its defined benefit plans from October 1st to December 31st.  As a result of this change, the Company recorded a transition adjustment on January 1, 2008 that reduced its consolidated stockholders' equity by $87.

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

The Holding Company and Bank maintain the Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees (the "1996 Stock Option Plan"), the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (the "2001 Stock Option Plan") and the Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (the "2004 Stock Incentive Plan," and collectively the "Stock Plans"); which are discussed more fully in Note 15.  Grants of stock options during the years ended December 31, 2008, 2007 and 2006 were accounted for at fair value in accordance with SFAS No. 123 (revised 2004) "Share Based Payment" ("SFAS 123R").

Grants of restricted stock awards during the years ended December 31, 2008, 2007 and 2006 were accounted for at fair value in accordance with SFAS 123R.

Derivative Instruments - All derivatives are recognized at fair value as either assets or liabilities in the consolidated statements of financial condition.  A derivative may be designated as a hedge against exposure to changes in either: (i) the fair value of a recognized asset, liability or firm commitment, (ii) cash flows of a recognized or forecasted transaction, or (iii) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction.  Depending upon the effectiveness of the hedge and/or the transaction being hedged, any fluctuations in the fair value of the derivative instrument are required to be either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income.  Changes in the fair value of derivative instruments not receiving hedge accounting recognition are recorded in current year earnings.

During the years ended December 31, 2008, 2007 and 2006, neither the Holding Company nor the Bank held any derivative instruments or any embedded derivative instruments that required bifurcation.

BOLI – BOLI is carried at its contract value.  Increases in the contract value are recorded as non-interest income in the consolidated statements of operations and insurance proceeds received are recorded as a reduction of the contract value.

Comprehensive Income - Comprehensive income for the years ended December 31, 2008, 2007 and 2006 was determined in accordance with SFAS 130, "Reporting Comprehensive Income.''  Comprehensive income includes changes in the unrealized gain or loss on available-for-sale securities and minimum pension liability, which, under GAAP, bypass net income and are typically reported as components of stockholders' equity.  All comprehensive income adjustment items are presented net of applicable tax effect.

Disclosures About Segments of an Enterprise and Related Information - The Company has one reportable segment, "Community Banking."  All of the Company's activities are interrelated, and each activity is dependent and assessed based on the manner in which it supports the other activities of the Company.  For example, lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk.  Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.  The Chief Executive Officer is considered the chief decision maker for this reportable segment.

For the years ended December 31, 2008, 2007 and 2006, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defined fair value, established a framework for measuring fair value under GAAP, and expanded disclosures about fair value measurements.  Other current accounting pronouncements that require or permit fair value measurements require application of SFAS 157.  SFAS 157 does not require any new fair value measurements, however, changes the definition of, and methods used to measure, fair value.  SFAS 157 emphasizes fair value as a market-based, not entity-specific, measurement. Under SFAS 157, a fair value measurement should be based on the assumptions that market participants would use in pricing the asset or liability.  SFAS 157 further establishes a fair value hierarchy that distinguishes between (i) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs), and (ii) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. SFAS 157 also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.  The Company adopted SFAS 157 on January 1, 2008.  Disclosures required as a result of the adoption of SFAS 157 are included in Note 17.

In February 2008, the FASB issued Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157, Fair Value Measurements" ("FSP 157-2").  FSP 157-2 delays the effective date of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.

On October 10, 2008, the FASB issued Staff Position FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." ("FSP 157-3").  FSP 157-3 clarified the application of SFAS 157 in a market that is not active.  FSP 157-3 reiterated several key principles of SFAS 157, such as the requirement that a fair value measurement represent the price at which a transaction would occur between market participants as of the measurement date.  FSP 157-3 was deemed effective upon issuance, including prior periods for which financial statements have not been issued.  The Company considered the relevant provisions of FSP 157-3 in its election to change its method of valuation for its investment in pooled trust preferred securities during the year ended December 31, 2008.

In June 2008, the FASB finalized Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1").  FSP EITF 03-6-1 affects entities that accrue cash dividends on share-based payment awards during the service period when the dividends need not be returned if the employees forfeit the awards.  Under FSP EITF 03-6-1, all share-based payment awards that accrue cash dividends (whether paid or unpaid) any time the common shareholders receive dividends are considered participating securities if the dividends need not be returned to the entity if the employee forfeits the award. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted EPS under SFAS 128.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  FSP EITF 03-6-1 requires an entity to retroactively adjust all prior-period EPS computations to reflect its provisions.  Early adoption of the FSP EITF 03-6-1 is not permitted.  Adoption of FSP EITF 03-6-1 is not expected to have a material impact upon the Company's consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162").  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP.  SFAS 162 became effective on November 15, 2008.  Adoption of SFAS 162 is not expected to have a material impact upon the Company's consolidated financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161").   SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about (i) the manner in which and reason that an entity uses derivative instruments, with particular emphasis upon underlying risk, (ii) the manner in which derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) (in tabular form) the manner in which derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 further requires enhanced disclosures of credit-risk-related contingent features of derivative instruments.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  Adoption of SFAS 161 is not expected to have a material impact upon the Company's consolidated financial condition or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements— an amendment of ARB No. 51" ("SFAS 160").  SFAS 160 requires that, for purposes of accounting and reporting, minority interests be re-characterized as non-controlling interests and classified as a component of equity.  SFAS 160 also requires financial reporting disclosures that clearly identify and distinguish between the interests of the parent and the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements other than not-for-profit organizations, however, will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  Adoption of SFAS 160 is not expected to have a material impact upon the Company's consolidated financial condition or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159").  SFAS 159 permits companies to measure many financial instruments and certain other items at fair value.  SFAS 159 seeks to improve the overall quality of financial reporting by providing companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without requiring the application of complex hedge accounting provisions.  The Company adopted SFAS 159 on January 1, 2008.  The adoption of SFAS 159 did not have an impact on the Company’s consolidated financial condition or results of operations, as the Company did not elect to apply the fair value method of accounting to any of its assets or liabilities.

On January 12, 2009, the FASB issued Staff Position EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20"  ("FSP EITF 99-20-1").  FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held

by a Transferor in Securitized Financial Assets” ("EITF 99-20"), to achieve more consistent determination of whether an other-than-temporary impairment has occurred.  GAAP provides two different models for determining whether the impairment of a debt security is other than temporary.  EITF 99-20 requires the use of market participant assumptions about future cash flows. This cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.  SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115") does not require exclusive reliance on market participant assumptions about future cash flows. Rather, SFAS 115 permits the use of reasonable management judgment of the probability that the holder will be unable to collect all amounts due.  FSP EITF 99-20-1 retains and emphasizes the objective of an other-than temporary impairment assessment and the related disclosure requirements in SFAS 115, and permits the evaluation of impaired assets under the jurisdiction of EITF 99-20 to be evaluated in accordance with the other-than temporary impairment methodology of SFAS 115.  EITF 99-20-1 was effective immediately upon issuance.  Adoption of EITF 99-20-1 did not have a material impact on the Company’s consolidated financial condition or results of operations.

On September 12, 2008, the FASB issued Staff Position FAS 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161" ("FSP FIN 45-4").  FSP FIN 45-4 amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of SFAS 161.  FSP FIN 45-4 is effective for reporting periods ending after November 15, 2008.  Application of FSP FIN 45-4 resulted in expanded disclosure of the Company's FNMA recourse exposure.  Adoption of FSP FIN 45-4 did not have a material effect upon the Company's consolidated financial condition or results of operations.

In December 2008, the FASB issued Staff Position FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" ("FSP 140-4").  FSP 140-4 amends SFAS 14 to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, FSP 140-4 requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity ("SPE") that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE, or (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE.  FSP 140-4 is effective for reporting periods ending after December 15, 2008.  FSP 140-4 is applicable to the Company's MSR.  The adoption of FSP 140-4 did not have a material effect upon the Company's consolidated financial condition or results of operations.

In December 2008, the FASB issued Staff Position FAS 132(R)-1, "Employers’ Disclosures About Postretirement Benefit Plan Assets" ("FSP 132R-1").  FSP 132R-1 requires additional disclosure regarding investment allocations, major categories, valuation techniques and concentrations of risk related to plan assets held in an employer's defined benefit pension or postretirement plan.  FSP 132R-1 further requires disclosure of any effects of utilizing significant unobservable inputs (as defined in SFAS 157) upon the overall change in the fair value of the plan assets during the reporting period.  FSP 132R-1 is effective for years ending after December 31, 2009.  The Company is currently evaluating the impact of adoption.

Use of Estimates in the Preparation of the Consolidated Financial Statements -  Various elements of the Company’s accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policies with respect to the methodologies it uses to determine the allowance for loan losses, reserves for loan commitments and FNMA recourse exposure, the valuation of MSR, asset impairments (including the valuation of goodwill and other than temporary declines in the valuation of securities), the recognition of deferred tax assets and unrecognized tax positions, the recognition of loan income, the valuation of financial instruments and accounting for defined benefit plans, are its most critical accounting policies because they are important to the presentation of the Company’s consolidated financial condition and results of operations, involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material variations in the Company's consolidated results of operations or financial condition.

Reclassification –  Certain amounts as of and for the years ended December 31, 2007 and 2006 have been reclassified to conform to their presentation as of and for the year ended December 31, 2008.  In particular, the Company reclassified the gains or losses recorded on sales of loans, along with servicing fees on loans sold to third parties, into a separate line item within non-interest income entitled "Mortgage Banking Income."  The effects of this reclassification are presented in Note 7.

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

3.   INVESTMENT SECURITIES HELD-TO-MATURITY AND AVAILABLE-FOR-SALE

On September 1, 2008, the Bank transferred eight investment securities with an amortized cost of $19,922 that were primarily secured by the preferred debt obligations of a pool of U.S. banks (with a small portion secured by debt obligations of insurance companies) from its available-for-sale portfolio to its held-to-maturity portfolio.  Based upon the lack of an orderly market for these securities, management determined that a formal election to hold these securities to maturity was consistent with its initial investment decision.  On the date of transfer, the unrealized loss of $8,420 on these securities continued to be recognized as a component of accumulated other comprehensive loss within the Company's consolidated stockholders' equity (net of income tax benefit), and was expected to be amortized over the remaining average life of the securities, which approximated 25.7 years on a weighted average basis.  During the period September 1, 2008 through December 31, 2008, amortization of this unrealized loss totaled $134.  In addition, $2,586 of this unrealized loss was reversed related to two securities for which an other-than temporary impairment charge was recognized during the period.  At December 31, 2008, the remaining unrealized loss will be amortized during the remaining contractual life of these securities, which have contractual maturities ranging from April 3, 2032 through September 22, 2037.

During the year ended December 31, 2008, the Company recorded a pre-tax other-than temporary impairment charge of $3,209 related to two of these pooled trust preferred securities.  As of December 31, 2008, these securities were performing in accordance with their contractual terms, and had paid all contractual cash flows since the Bank’s initial investment. In management’s judgment, however, the credit quality of the collateral pool underlying the two securities had deteriorated to the point that full recovery of the Bank’s initial investment was considered uncertain. Consequently, an other-than temporary impairment charge was deemed to be warranted as of December 31, 2008.  The pre-tax other-than temporary impairment charge was reflected in the Company's consolidated results of operations.

The amortized cost, gross unrealized gains and losses and estimated fair value of investment securities held-to-maturity at December 31, 2008 were as follows:

	Investment Securities Held-to-Maturity
	Carrying Amount(1)	Amortized Cost(2)	Gross Unrealized Gains	Gross Unrealized(Losses)	Estimated Fair Value
Debt Securities:
Pooled trust preferred securities	$10,861	$16,561	$-	$(7,479)	$9,082
(1)	Amount reflects a remaining unrealized loss of $5,700 that existed when the securities were transferred from available-for-sale to held-to-maturity on September 1, 2008.
(2)	Amount has been reduced by an other-than temporary impairment charge of $3,209 recognized during the year ended December 31, 2008.

The balance of unrealized losses shown in the above table related to six pooled trust preferred securities, each of which have been in an unrealized loss position for 12 or more months at December 31, 2008.  Despite both the decline in market value and the period for which the securities have remained in an unrealized loss position, management believes that the $7,479 of unrealized losses on the six pooled trust preferred securities at December 31, 2008 were temporary, and that the full value of these investments will be realized once the market dislocations have been removed or as the securities continue to satisfy their contractual payments of principal and interest.  In making this determination, management considered the following:

In addition to satisfying all contractual payments since inception, each of the six securities demonstrated the following beneficial credit characteristics:

•	All securities have maintained an investment grade rating since inception from at least one rating agency
•	Each security has a diverse pool of underlying issuers
•	None of the securities have exposure to real estate investment trust issued debt (which has experienced high default rates)
•	Each security features either a mandatory auction or a de-leveraging mechanism that could result in principal repayments to the Bank prior to the stated maturity of the security
•	Each security is characterized by some level of over-collateralization

Based upon an internal review of the collateral backing these securities, which accounted for current and prospective deferrals, each of the securities can reasonably be expected to continue making contractual payments.

The amortized/historical cost, gross unrealized gains and losses and estimated fair value of investment securities available-for-sale at December 31, 2008 were as follows:

	Investment Securities Available-for-Sale
	Amortized/ Historical Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Debt securities:
Federal agency obligations	$1,035	$1	-	$1,036
Municipal agencies	9,931	216	$(14)	$10,133
Total debt securities	10,966	217	(14)	11,169
Equity securities:
Mutual fund investments	8,057	-	(2,624)	5,433
	$19,023	$217	$(2,638)	$16,602

The amortized cost and estimated fair value of the debt securities component of investment securities available-for-sale at December 31, 2008, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment fees.

	Amortized Cost	Estimated Fair Value
Due after one year through five years	$347	$361
Due after five years through ten years	10,619	10,808
	$10,966	$11,169

The following summarizes the gross unrealized losses and fair value of investment securities available-for-sale as of December 31, 2008, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Losses
Municipal agencies (1)	$919	$8	297	6	$1,216	$14
Mutual fund investments (2)	2,251	550	$3,138	$2,074	5,389	2,624
	$3,170	$558	$3,435	$2,080	$6,605	$2,638

(1) At December 31, 2008, the Bank owned one municipal security that possessed unrealized losses for 12 or more consecutive months.  This security was sold in February 2009, with a gain recognized on the sale.

(2) The mutual fund investments that possessed unrealized losses for 12 or more consecutive months were three managed mutual funds that declined significantly in 2008 as a result of problems encountered by the U.S. and international equity markets.  Two of these mutual funds were comprised solely of U.S. equities and carried a high correlation to the performance of the Standard and Poors 500 Equity Index.  The third fund was comprised of international equities and bears a high correlation to the performance of the MSCI Equity index. Each of these mutual funds have regularly demonstrated the ability to recover to their cost basis during periods in which the correlating equity market indeces performed favorably. Management performed an historical analysis of the average period for which a declining (or "bear") market has continued for both the Standard and Poors 500 and MSCI Equity indeces.  Based upon this analysis, management believes that each of these securities were not other than temporarily impaired at December 31, 2008, as the correlating indeces to be reasonably expected to recover within a period permitting the unrealized losses could be deemed temporary (less than two years based upon historical experience). The Company has the intent and ability to hold the securities until recovery.

During the year ended December 31, 2008, there were no sales of investment securities available-for-sale.

The amortized cost, gross unrealized gains and losses and estimated fair value of investment securities held-to-maturity at December 31, 2007 were as follows:

	Investment Securities Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Debt Securities:
Obligations of state and political subdivisions, maturity of less than one year	$80	$-	$-	$80

The amortized/historical cost, gross unrealized gains and losses and estimated fair value of investment securities available-for-sale at December 31, 2007 were as follows:

	Investment Securities Available-for-Sale
	Amortized/ Historical Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Debt securities:
Municipal agencies	$9,951	$94	$(17)	$10,028
Pooled trust preferred securities	17,177	1	(223)	16,955
Total debt securities	27,128	95	(240)	26,983
Equity securities:
Mutual fund investments	7,573	111	(572)	7,112
	$34,701	$206	$(812)	$34,095

The amortized cost and estimated fair value of the debt securities component of investment securities available-for-sale at December 31, 2007, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment fees.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,218	$5,190
Due after one year through five years	348	351
Due after five years through ten years	9,603	9,677
Due after ten years	11,959	11,765
	$27,128	$26,983

The following summarizes the gross unrealized losses and fair value of investment securities available-for-sale as of December 31, 2007, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Losses
Municipal agencies	$2,679	$17	-	-	$2,679	$17
Pooled trust preferred securities	15,512	223	-	-	15,512	223
Mutual fund investments	1,245	58	$3,213	$514	4,458	572
	$19,436	$298	$3,213	$514	$22,649	$812

At December 31, 2007, the Company had two investment security positions that possessed 12 months or more of consecutive unrealized losses, one of which was a diversified mutual fund investment.  The other security was a minor equity investment in a financial institution that possessed an unrealized loss of less than $2 as of December 31, 2007.  Management does not believe that any of the unrealized losses in the above table qualified as other-than temporary impairments at December 31, 2007.  In making this determination, management considered the severity and duration of the loss, as well as management's intent and ability to hold the securities until substantial recovery of the loss.

During the year ended December 31, 2007, there were no sales of investment securities available-for-sale.

4.   MBS AVAILABLE-FOR-SALE

The amortized cost, gross unrealized gains and losses and estimated fair value of MBS available-for-sale at December 31, 2008 were as follows:

	Mortgage-Backed Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Collateralized mortgage obligations ("CMOs")	$93,983	$30	$(768)	$93,245
Federal Home Loan Mortgage Corporation ("FHLMC") pass-through certificates	144,688	1,775	(105)	146,358
FNMA pass-through certificates	55,526	1,049	(6)	56,569
Government National Mortgage Association ("GNMA") pass-through certificates	1,057	-	(16)	1,041
Private label MBS	4,474	-	(336)	4,138
	$299,728	$2,854	$(1,231)	$301,351

At December 31, 2008, MBS available-for-sale possessed a weighted average contractual maturity of 18.1 years and a weighted average estimated duration of 2.7 years.  During the year ended December 31, 2008, there were no sales of MBS available-for-sale.

The following summarizes the gross unrealized losses and fair value of MBS available-for-sale at December 31, 2008, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Losses
Government Sponsored Entity ("GSE") CMOs (1)	$13,506	$15	$54,433	$214	$67,939	$229
Private label CMOs (1)	-	-	7,813	539	7,813	539
FHLMC pass-through certificates	22,409	105	-	-	22,409	105
FNMA pass-through certificates	1,412	6	-	-	1,412	6
GNMA pass-through certificates	1,041	16	-	-	1,041	16
Private label pass-through certificates	4,138	336	-	-	4,138	336
	$42,506	$478	$62,246	$753	$104,752	$1,231

(1) At December 31, 2008, each of the ten GSE sponsored CMOs, and three private label CMOs that possessed unrealized losses for 12 or more consecutive months had the highest possible credit quality rating.  Since inception, virtually all unrealized losses on these securities have resulted from interest rate fluctuations.  These securities were not deemed to be other than temporarily impaired at December 31, 2008 due to the following: (1) their credit quality rating remained superior; (2) the Company's investment was within the highest available tranche (or repayment pool); and (3) the Company had the intent and ability to hold the securities until recovery.

The amortized cost, gross unrealized gains and losses and estimated fair value of MBS available-for-sale at December 31, 2007 were as follows:

	Mortgage-Backed Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
CMOs	$119,386	$-	$(2,158)	$117,228
FHLMC pass-through certificates	31,174	437	-	31,611
FNMA pass-through certificates	12,677	77	(108)	12,646
GNMA pass-through certificates	1,266	13	-	1,279
	$164,503	$527	$(2,266)	$162,764

At December 31, 2007, MBS available-for-sale possessed a weighted average contractual maturity of 15.8 years and a weighted average estimated duration of 2.5 years.  During the year ended December 31, 2007, there were no sales of MBS available-for-sale.

The following summarizes the gross unrealized losses and fair value of MBS available-for-sale at December 31, 2007, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Losses
CMOs	$-	$-	$7,860	$108	$7,860	$108
FNMA pass-through certificates	-	-	117,227	2,158	117,227	2,158
	$-	$-	$125,087	$2,266	$125,087	$2,266

At December 31, 2007, there were twenty-three MBS positions that possessed 12 months or more of consecutive unrealized losses.  The unrealized loss for all twenty-three securities resulted solely from changes in interest rates subsequent to acquisition of the security.  Management does not believe that any of the unrealized losses in the above table qualified as other-than temporary impairments at December 31, 2007.  In making this determination, management considered the severity and duration of the loss, as well as management's intent and ability to hold the securities until substantial recovery of the loss.  At December 31, 2007, all of the FNMA pass-through certificates and CMOs that possessed unrealized losses for 12 or more consecutive months had the highest possible credit quality rating.

5.   LOANS

The Bank's real estate loans were composed of the following:

	December 31, 2008	December 31, 2007
One- to four-family	$130,663	$139,416
Multifamily residential	2,241,800	1,948,000
Commercial real estate	848,208	728,129
Construction and land acquisition	52,982	49,387
Federal Housing Authority and Veterans Administration Insured mortgage loans	742	1,029
Cooperative apartment unit loans	11,632	6,172
	3,286,027	2,872,133
Net unearned costs	3,287	1,833
	$3,289,314	$2,873,966

The Bank originates both adjustable and fixed interest rate real estate loans.  At December 31, 2008, the approximate composition of these loans was as follows:

Fixed Rate		Adjustable Rate
Period to Maturity	Book Value	Earlier of Period to Maturity or Next Repricing	Book Value
1 year or less	$16,004	1 year or less	$310,361
> 1 year-3 years	27,025	> 1 year-3 years	1,009,357
> 3 years-5 years	182,898	> 3 years-5 years	1,100,111
> 5 years-10 years	181,453	> 5 years-10 years	351,146
> 10 years	107,404	> 10 years	268
	$514,784		$2,771,243

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

A concentration of credit risk existed within the Bank's loan portfolio at December 31, 2008, as the majority of real estate loans on that date were collateralized by properties located in the New York City metropolitan area.

At December 31, 2008, the Bank had $492,999 of loans in its portfolio that featured interest only payments.  These loans subject the Bank to additional risk since their principal balance will not be reduced significantly prior to contractual maturity.  In addition at December 31, 2008, the Bank possessed a loss exposure of up to $21,865 in connection with $50,957 of interest only loans sold to FNMA.

The Bank's other loans were composed of the following:

	December 31, 2008	December 31, 2007
Passbook loans (secured by savings and time deposits)	$1,059	$1,122
Consumer installment and other loans	1,132	1,047
	$2,191	$2,169

Loans on which the accrual of interest was discontinued were $7,402 and $2,856 at December 31, 2008 and 2007, respectively.  Interest income foregone on nonaccrual loans was $302 during the year ended December 31, 2008, $108 during the year ended December 31, 2007, and $131 during the year ended December 31, 2006.

The Bank had no loans considered troubled-debt restructurings at December 31, 2008 and 2007.

At December 31, 2008, there were fifteen loans totaling $8,900 deemed impaired under Amended SFAS 114, compared to six loans totaling $2,814 as of December 31, 2007.  The average balance of impaired loans was approximately $5,106 during the year ended December 31, 2008, $2,717 during the year ended December 31, 2007, and $1,920 during the year ended December 31, 2006.  During the year ended December 31, 2008, write-downs of principal totaling $586 were recognized on impaired loans.  There were no write-downs on impaired loans during the years ended December 31, 2007 and 2006.  At December 31, 2008 and 2007, reserves allocated within the allowance for loan losses for impaired loans totaled $1,056 and $348, respectively.  Net principal received on impaired loans totaled $293 and net interest received on impaired loans totaled $63 during the year ended December 31, 2008.  Net principal received on impaired loans totaled $1,950 and net interest received on impaired loans totaled $326 during the year ended December 31, 2007.  Net principal received on impaired loans totaled $628 and net interest received on impaired loans totaled $132 during the year ended December 31, 2006.

The following assumptions were utilized in evaluating the loan portfolio pursuant to the provisions of Amended SFAS 114:

Homogenous Loans - Individual one- to four-family residential mortgage loans and cooperative apartment loans having a balance of $625.5 or less and all consumer loans were considered to be small balance homogenous loan pools and, accordingly, not subject to Amended SFAS 114.

Loans Evaluated for Impairment - All non-homogeneous loans were individually evaluated for potential impairment. Additionally, individual one- to four-family residential and cooperative apartment unit mortgage loans exceeding $625.5 and delinquent in excess of 60 days were evaluated for impairment.  A loan is considered impaired when it is probable that all contractual amounts due will not be collected in accordance with the terms of the loan. A loan is not deemed to be impaired, even during a period of delayed payment by the borrower, if the Bank ultimately expects to collect all amounts due, including interest accrued at the contractual rate.   At December 31, 2007, all impaired loans were on nonaccrual status. In addition, at December 31, 2008 and 2007, approximately $597 and $42, respectively, of one- to four-family residential and cooperative apartment loans with a balance of $625.5 or less and consumer loans were on nonaccrual status. These loans are considered as a homogeneous loan pool not subject to Amended SFAS 114.  At December 31, 2008, loans totaling $2,096, while on accrual status, were deemed impaired due to concerns over their payment history coupled with the potential shortfall of the value of their underlying collateral in the event of foreclosure.

Reserves and Charge-Offs - The Bank allocates a portion of its total allowance for loan losses to loans deemed impaired under Amended SFAS 114. All charge-offs on impaired loans are recorded as a reduction in both loan principal and the allowance for loan losses. Management evaluates the adequacy of its allowance for loan losses on a regular basis.  Management believes that its allowance for impaired loans was adequate at December 31, 2008 and 2007.

Measurement of Impairment - Since all impaired loans are secured by real estate properties, the fair value of the collateral is utilized to measure impairment.  The fair value of the collateral is measured as soon as practicable after the loan becomes impaired and periodically thereafter.

Income Recognition - Accrual of interest is generally discontinued on loans that have missed three consecutive monthly payments, at which time the Bank does not recognize the interest from the third month and evaluates whether the accrual of interest associated with the first two missed payments should be reversed.  Payments on nonaccrual loans are generally applied to principal.  Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the outstanding principal balance (including any outstanding advances made related to the loan) and accrued interest. Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least six months.

Delinquent Serviced Loans Subject to a Recourse Exposure

The Bank has a recourse exposure associated with multifamily loans that it sold to FNMA between December 2002 and December 31, 2008.  Under the terms of its seller/servicer agreement with FNMA, the Bank is obligated to fund FNMA all monthly principal and interest payments under the original terms of the loans until the earlier of the following events: (1) the loans have been fully satisfied or enter OREO status; or (2) the recourse exposure is fully exhausted.

Within the pool of multifamily loans sold to FNMA, the Bank had not received a payment from the borrower in excess of 90 days on loans totaling $23,749 at December 31, 2008, and has identified an additional $3,555 of other problem loans.

6.   ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR RECOURSE EXPOSURE ON MULTIFAMILY LOANS SOLD TO FNMA

Changes in the allowance for loan losses for loans owned by the Bank were as follows:

	Year Ended December 31,
	2008	2007	2006
Balance at beginning of period	$15,387	$15,514	$15,785
Provision for loan losses	2,006	240	240
Loans charged off	(612)	(28)	(50)
Recoveries	29	19	23
Transfer from (to) reserves on loan commitments	644	(358)	(484)
Balance at end of period	$17,454	$15,387	$15,514

The Bank maintains a reserve liability in relation to the recourse exposure on multifamily loans sold to FNMA that reflects estimated future losses on this loan pool at each period end.  In determining the estimate of probable future losses, the Bank utilizes a methodology similar to the calculation of its allowance for loan losses.  For all performing loans within the

FNMA serviced pool, the reserve recognized is the present value of the estimated future losses calculated based upon the historical loss experience for comparable multifamily loans owned by the Bank.  For problem loans within the pool, the estimated future losses are determined in a manner consistent with impaired or classified loans within the Bank's loan portfolio.

The following is a summary of the aggregate balance of multifamily loans serviced for FNMA, the period-end balance of total recourse exposure associated with these loans, and activity related to the reserve liability.

	At or for the Year Ended December 31,
	2008	2007	2006
Outstanding balance of multifamily loans serviced for FNMA at period end	$519,831	$535,793	$494,770
Total recourse exposure at end of period	21,865	20,409	18,495
Reserve Liability on the Recourse Exposure
Balance at beginning of period	$2,436	$2,223	$1,771
Additions for loans sold during the period [1]	101	213	452
Provision for losses on problem loans[1]	3,946	-	-
Charge-offs	(910)	-	-
Balance at period end	$5,573	$2,436	$2,223
1 Amount recognized as a portion of mortgage banking income during the period.

Absent extenuating circumstances, the $910 of charge-offs recognized in 2008, and the full reserve liability balance of $5,573 at December 31, 2008, would have represented likely future loss claims, and upon ultimate settlement of the loans, the Bank would have sought to reduce the $21,865 total recourse exposure.  However, of the $5,573 million reserve liability that existed at December 31, 2008, $1,361 related to a loan that the Bank was required to repurchase under the terms of its seller/servicer agreement with FNMA at the initial purchase price.  This loan also accounted for $146 of the $910 in charge-offs recognized during 2008.  The re-acquisition of this loan was completed on January 30, 2009, and the Bank understands that no losses associated with this loan shall reduce the $21,865 total recourse exposure.

In addition, on January 30, 2009, the Bank re-acquired three other problem loans from FNMA (all associated with one common borrower), on which aggregate charge-offs of $701 were recognized during the year ended December 31, 2008, and on which a specific reserve of $1,593 was included in the $5,573 reserve liability at December 31, 2008.  Under the terms of the re-acquisition agreement, upon ultimate resolution of these loans, 50% of their aggregate losses will reduce the $21,865 total recourse exposure.  In exchange for this concession, the Bank received the potential right to reduce the $21,865 total recourse exposure commencing on January 1, 2015.

7.   MORTGAGE SERVICING ACTIVITIES

At December 31, 2008, 2007 and 2006, the Bank was servicing loans for others having principal balances outstanding of approximately $659,381, $563,383, and $519,165, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, paying taxes and insurance, and processing foreclosure.  In connection with loans serviced for others, the Bank held borrowers' escrow balances of approximately $10,550 and $7,121 at December 31, 2008 and 2007, respectively.

There are no restrictions on the Company's consolidated assets or liabilities related to loans that were sold with servicing rights retained.  Upon sale of these loans, the Company recognized MSR, and has elected to account for the MSR under the "amortization method" prescribed in SFAS No. 156.  The MSR related to these loans totaled $2,778 and $2,496 at December 31, 2008 and 2007, respectively.  MSR recognized from loan sales were $974, $493 and $815 during the years ended December 31, 2008, 2007 and 2006, respectively.  A reserve of $60 was recognized during the year ended December 31, 2008 related to the decline in the fair value of a portion of the MSR below its amortized cost basis.  There were no such reserves recognized related to MSR during the years ended December 31, 2007 and 2006.  Amortization of servicing rights was $632, $589 and $569 during the years ended December 31, 2008, 2007 and 2006, respectively.

Key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 and 20 percent adverse changes in those assumptions used to value the MSR were as follows:

	At December 31, 2008	At December 31, 2007	At December 31, 2006
Net carrying value of the servicing asset	$2,778	$2,496	$2,592
Fair value of the servicing asset	2,841	3,914	3,556
Weighted average life (in years)	6.29	8.25	8.25
Prepayment speed assumptions (annual rate)	150 PSA	151 PSA	151 PSA
Impact on fair value of 10% adverse change	$(45)	$(89)	$(76)
Impact on fair value of 20% adverse change	$(90)	$(174)	$(150)
Expected credit losses (annual rate)	$13	$13	$65
Impact on fair value of 10% adverse change	$(9)	$(1)	$(1)
Impact on fair value of 20% adverse change	$(18)	$(3)	$(3)
Residual cash flows discount rate (annual rate)	13.75%	12.75%	13.75%
Impact on fair value of 10% adverse change	$(60)	$(107)	$(101)
Impact on fair value of 20% adverse change	$(117)	$(207)	$(195)
Average Interest rate on adjustable rate loans	5.74%	5.66%	5.62%
Impact on fair value of 10% adverse change	-	-	-
Impact on fair value of 20% adverse change	-	-	-

Net mortgage banking income presented in the consolidated statements of operations was comprised of the following items:

	Year Ended December 31,
	2008	2007	2006
Gain on the sale of loans originated for sale (1)	$1,012	$750	$1,516
Provision to increase the liability for loans sold with recourse	(3,946)	-	-
Mortgage banking fees (1)	804	762	712
Valuation reserve recognized on MSR	(60)	-	-
Net mortgage banking (loss) income	$(2,190)	$1,512	$2,228

(1) These amounts for the years ended December 31, 2007 and 2006 have been reclassified to conform to their presentation for the year ended December 31, 2008.  These amounts were included in non-interest income during the years ended December 31, 2007 and 2006.  The reclassification thus does not result in a materially different presentation.

8.   PREMISES AND FIXED ASSETS, NET

The following is a summary of premises and fixed assets, net:

	December 31, 2008	December 31, 2007
Land	$7,237	$7,237
Buildings	25,986	21,532
Leasehold improvements	7,181	5,209
Furniture, fixtures and equipment	16,488	14,558
	56,892	48,536
Less: accumulated depreciation and amortization	(26,466)	(24,658)
	$30,426	$23,878

Depreciation and amortization expense amounted to approximately $1,808, $1,574 and $1,459 during the years ended December 31, 2008, 2007 and 2006, respectively.

9.   FEDERAL HOME LOAN BANK OF NEW YORK CAPITAL STOCK

The Bank is a Savings Bank Member of the FHLBNY.  Membership requires the purchase of shares of FHLBNY capital stock at $100 per share. The Bank owned 534,346 shares and 390,294 shares at December 31, 2008 and 2007, respectively. The Bank recorded dividends on the FHLBNY capital stock of $2,647, $2,169 and $1,688 during the years ended December 31,

2008, 2007 and 2006, respectively.  The FHLBNY satisfied all stock redemptions at par during 2008, and has guaranteed a minimum quarterly dividend between 2.5% and 3.0% for the fourth quarter of 2008, which will be paid during the quarter ending March 31, 2009.

10.   DUE TO DEPOSITORS

Deposits are summarized as follows:

	At December 31, 2008		At December 31, 2007
	Effective Cost	Liability	Effective Cost	Liability
Savings accounts	0.57%	$270,321	0.55%	$274,067
Certificates of deposit	3.69	1,153,166	4.61	1,077,087
Money market accounts	2.63	633,167	4.04	678,759
Interest bearing checking accounts	2.10	112,687	2.38	61,687
Non-interest bearing checking accounts	-	90,710	-	88,398
	2.79%	$2,260,051	3.67%	$2,179,998

The distribution of certificates of deposit by remaining maturity was as follows:

	At December 31, 2008	At December 31, 2007
Maturity in one year or less	$986,226	$968,128
Over one year through three years	122,435	99,928
Over three years to five years	44,505	9,021
Over five years	-	10
Total certificates of deposit	$1,153,166	$1,077,087

The aggregate amount of certificates of deposit with a minimum denomination of one-hundred thousand dollars was approximately $410,711 and $364,591 at December 31, 2008 and 2007, respectively.

11.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Presented below is information concerning securities sold under agreements to repurchase:

	At or for the Year Ended December 31,
	2008	2007	2006
Balance outstanding at end of period	$230,000	$155,080	$120,235
Average interest cost at end of period	4.32%	4.53%	3.54%
Average balance outstanding during the period	$227,828	$132,685	$134,541
Average interest cost during the period	3.80%	4.11%	1.95%(a)
Carrying amount of underlying collateral	$251,744	$163,116	$126,830
Estimated fair value of underlying collateral	$251,744	$163,116	$126,830
Maximum balance outstanding at month end during the year	$265,000	$155,160	$205,455

(a) During the year ended December 31, 2006, the Company recorded a reduction of $2,176 in interest expense on securities sold under agreements to repurchase that were prepaid.  Excluding this reduction, the average cost of securities sold under agreements to repurchase would have been 3.56% during the year ended December 31, 2006.

12.   FEDERAL HOME LOAN BANK OF NEW YORK ADVANCES

The Bank had borrowings (''Advances'') from the FHLBNY totaling $1,019,675 and $706,500 at December 31, 2008 and 2007, respectively. The average interest cost of FHLBNY Advances was 4.02%, 4.30%, and 4.69% during the years ended December 31, 2008, 2007 and 2006, respectively.  During the year ended December 31, 2006, the Company incurred $1,369 in additional interest expense related to the prepayment of FHLBNY Advances.  Excluding this increase, the average cost of FHLBNY Advances would have been 4.45% during the year ended December 31, 2006. The average interest rate on outstanding FHLBNY Advances was 3.85% and 4.07% at December 31, 2008 and 2007, respectively.  At December 31, 2008, in accordance with its Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank maintained the requisite qualifying collateral with the FHLBNY (principally real estate loans), as defined by the FHLBNY, to secure such Advances.  At December 31, 2008, the FHLBNY Advances had contractual maturities ranging from January 2009 through December 2017.  Certain of the FHLBNY Advances outstanding at December 31, 2008 contained call features that may be exercised by the FHLBNY.

13.   SUBORDINATED NOTES PAYABLE AND TRUST PREFERRED SECURITIES PAYABLE

On April 12, 2000, the Holding Company issued subordinated notes in the aggregate amount of $25,000. The notes have a 9.25% fixed rate of interest and mature on May 1, 2010.  Interest expense recorded on the notes, inclusive of amortization of related issuance costs, was $2,396 during each of the years ended December 31, 2008, 2007 and 2006.

On March 19, 2004, the Holding Company completed an offering of an aggregate amount of $72,165 of trust preferred securities through Dime Community Capital Trust I, an unconsolidated special purpose entity formed for the purpose of the offering.  Of the total amount offered, the Holding Company retained ownership of $2,165 of the securities.  The trust preferred securities bear a fixed interest rate of 7.0%, mature on April 14, 2034, and are callable without penalty at any time on or after April 15, 2009.  The Holding Company currently does not intend to call this debt.

Interest expense recorded on the trust preferred securities totaled $5,129 during each of the years ended December 31, 2008, 2007 and 2006.  Of the total interest payments, $152 was paid to the Holding Company in each of the years ended December 31, 2008, 2007 and 2006 related to its $2,165 investment in the securities, and was recorded in other non-interest income.

14.   INCOME TAXES

The Company's consolidated Federal, State and City income tax provisions were comprised of the following:

	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006
	Federal	State and City	Total	Federal	State and City	Total	Federal	State and City	Total
Current	$15,906	$1,307	$17,213	$11,976	$2,106	$14,082	$15,385	$1,564	$16,949
Deferred	(1,936)	(1,118)	(3,054)	(204)	(630)	(834)	(176)	279	103
	$13,970	$189	$14,159	$11,772	$1,476	$13,248	$15,209	$1,843	$17,052

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

The provision for income taxes differed from that computed at the Federal statutory rate as follows:

	Year Ended December 31,
	2008	2007	2006
Tax at Federal statutory rate	$14,765	$12,492	$16,675
State and local taxes, net of Federal income tax benefit	1,058	959	1,198
Benefit plan differences	48	(37)	(159)
Adjustments for prior period tax returns	(317)	641	(42)
Investment in BOLI	(700)	(880)	(654)
Recovery of reserve for unrecognized tax benefits	(581)	(183)	-
Other, net	(114)	256	34
	$14,159	$13,248	$17,052
Effective tax rate	33.56%	37.12%	35.79%

In accordance with SFAS 109, "Accounting for Income Taxes," deferred tax assets and liabilities are recorded for temporary differences between the book and tax bases of assets and liabilities.

The components of Federal and State and City deferred income tax assets and liabilities were as follows:

	At December 31,
Deferred tax assets:	2008	2007
Excess book bad debt over tax bad debt reserve	$7,890	$7,156
Employee benefit plans	11,468	7,063
Tax effect of other comprehensive income on securities available-for-sale	2,987	1,079
Other-than temporary impairment on securities	1,449	-
State net operating loss carryforwards expiring in 2027 and 2026	-	873
Other	691	504
Total deferred tax assets	24,485	16,675
Deferred tax liabilities:
Difference in book and tax carrying value of fixed assets	541	600
Tax effect of purchase accounting fair value adjustments	174	179
Other	94	103
Total deferred tax liabilities	809	882
Valuation Allowance for State net operating loss carryforwards	-	873
Net deferred tax asset (recorded in other assets)	$23,676	$14,920

At December 31, 2007, a valuation allowance of $873 was established against the deferred tax asset associated with State net operating loss carryforwards.  This deferred tax asset and the valuation allowance were eliminated during the year ended December 31, 2008, as the Company determined that the benefit of the net operating loss will not be recognized.  No other valuation allowances were recognized during the years ended December 31, 2008 and 2007, since, at each period end, it was more likely than not that the deferred tax assets would be fully realized.  At December 31, 2008, the Company had capital loss carryforwards totaling $2,036, which expire beginning in the tax year ending December 31, 2011.  The Company believes that the full amount of these carryforwards will be fully utilized prior to expiration.

At December 31, 2008, the Bank had approximately $60,000 of bad debt reserves for New York State and New York City income tax purposes for which no provision for income tax was required to be recorded.  However, these bad debt reserves could be subject to recapture into taxable income under certain circumstances.  New York State and federal recapture liabilities could be triggered by certain actions, including a distribution of these bad debt benefits to the Holding Company or the failure of the Bank to qualify as a bank for federal or New York State and New York City tax purposes.

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

The Company adopted FIN 48 on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements prepared in accordance with SFAS 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Pursuant to FIN 48, a tax position adopted is subjected to two levels of evaluation.  Initially, a determination is made as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold.  This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  FIN 48 further requires tabular disclosure of material activity related to unrecognized tax benefits that do not satisfy the recognition provisions established under FIN 48.  The adoption of FIN 48 on January 1, 2007 resulted in an increase of $1,703 in the liability for unrecognized tax benefits, which was accounted for as a reduction of the Company's consolidated January 1, 2007 retained earnings.

The following table reconciles the Company's gross unrecognized tax benefits:

	Year Ended December 31,
	2008	2007
Gross unrecognized tax benefits at the beginning of the period	$2,274	$2,716
Lapse of statue of limitations	-	(183)
Gross increases – current period tax positions	-	73
Gross decreases – prior period tax positions	(866)	(332)
Gross unrecognized tax benefits at the end of the period	$1,408	$2,274

If recognized, the net unrecognized tax benefits as of December 31, 2008 would have reduced the Company's consolidated income tax expense by $915 (excluding interest of $312) all of which would have favorably impacted the Company's consolidated effective tax rate.

Interest associated with unrecognized tax benefits approximated $480 and $509 at December 31, 2008 and 2007, respectively.  The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense.  Related to the unrecognized tax benefits noted above, the Company reversed interest of $29 during 2008 and $139 during 2007 and in total, as of December 31, 2008, had an unrecognized tax liability for interest of $312, and no unrecognized tax liability for penalties.  The Company is currently under audit by taxing jurisdictions.  As a result of these examinations, the entire amount of the unrecognized tax benefits (including interest) could be impacted within the next twelve months.

All entities for which unrecognized tax benefits existed as of December 31, 2008 currently possess a December 31st tax year.  These entities changed their tax year end from June 30th to December 31st effective December 31, 2007.  As of December 31, 2008, the tax year ended June 30, 2007, the tax period July 1, 2007 through December 31, 2007 and the tax year ended December 31, 2008 remained subject to examination by all of the Company's relevant tax jurisdictions, while the tax years ended June 30, 2005 and 2006 additionally remained subject to examination by both the Internal Revenue Service and the New York State Department of Taxation.  The Company is currently under audit by taxing jurisdictions.

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

The net periodic (credit)cost for the Employee Retirement Plan included the following components:

	Year Ended December 31,
	2008	2007	2006
Interest cost	1,117	1,071	1,041
Expected return on plan assets	(1,942)	(1,799)	(1,753)
Net amortization and deferral	268	470	580
Net periodic (credit) cost	$(557)	$(258)	$(132)

The funded status of the Employee Retirement Plan was as follows:

	At December 31,
	2008	2007
Accumulated benefit obligation at end of period	$17,660	$18,357
Reconciliation of Projected benefit obligation:
Projected benefit obligation at beginning of period	$18,357	$18,753
Adjustment for change in measurement date	279	-
Interest cost	1,117	1,070
Actuarial gain	(266)	(430)
Benefit payments	(1,287)	(1,036)
Settlements	(540)	-
Projected benefit obligation at end of period	17,660	18,357
Plan assets at fair value (investments in trust funds managed by trustee)
Balance at beginning of period	22,172	20,509
Return on plan assets	(6,190)	2,699
Contributions	-	-
Benefit payments	(1,287)	(1,036)
Settlements	(540)	-
Balance at end of period	14,155	22,172

Funded status:
(Deficiency) Excess of plan assets over projected benefit obligation	(3,505)	3,815
Unrecognized loss from experience different from that assumed	N/A	N/A
(Accrued) Prepaid retirement expense included in other (liabilities) assets	$(3,505)	$3,815

At December 31, 2008, an unfunded pension liability of $7,019 was recognized as a component of accumulated other comprehensive loss, related to the pre-tax unfunded pension obligation of $12,796 on the Employee Retirement Plan.  For the year ended December 31, 2008, the Bank used December 31st as its measurement date for the Employee Retirement Plan.  For the year ended December 31, 2007, the Bank used October 1st as its measurement date for the Employee Retirement Plan.  Due to recent changes in pension funding law and sharp declines in asset values, the Company cannot provide a current estimate of expected contributions to the Employee Retirement Plan in 2009.  During the year ending December 31, 2009, $1,162 in actuarial losses are anticipated to be recognized as a component of net periodic cost.

Major assumptions utilized to determine the net periodic cost (credit) or the benefit obligations were as follows:

	At December 31,
	2008	2007
Discount rate	6.09%	6.29%
Expected long-term return on plan assets	9.00	9.00

Employee Retirement Plan assets are invested in six diversified investment funds of RSI Retirement Trust (the "Trust"), a no-load series open-ended mutual fund.  The investment funds include four equity mutual funds and two bond mutual funds, each with its own investment objectives, strategies and risks, as detailed in the Trust's prospectus.  All of the investment funds have quoted market prices.  The Trust has been given discretion by the Employee Retirement Plan sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust's Statement of Investment Objectives and Guidelines (the "Guidelines").

The long-term investment objective is to be invested 65% in equity mutual funds and 35% in bond mutual funds.  If the Employee Retirement Plan is underfunded under the Guidelines, the bond fund portion will be temporarily increased to 50% in the manner prescribed under the Guidelines, in order to lessen asset value volatility.  When the Employee Retirement Plan is no longer underfunded, the bond fund portion will be returned to 35%.  Asset rebalancing is performed at least annually, with interim adjustments performed when the investment mix varies in excess of 10% from the target.

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

The weighted average allocation by asset category of the assets of the Employee Retirement Plan were summarized as follows:

	At December 31,
	2008	2007
Asset Category
Equity securities	59%	70%
Debt securities (bond mutual funds)	41	30
Total	100%	100%

The allocation percentages in the above table are consistent with future planned allocation percentages as of December 31, 2008.

The expected long-term rate of return assumptions on Employee Retirement Plan assets were established based upon historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the Employee Retirement Plan's target allocation of asset classes.  Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5% to 9% and 2% to 6%, respectively.  The long-term inflation rate was estimated to be 3%.  When these overall return expectations were applied to the Employee Retirement Plan's target allocation, the expected rate of return was determined to be 9.0%, which approximates the midpoint of the range of the expected return.

Benefit payments, which reflect expected future service (as appropriate), are anticipated to be made as follows:

Year Ending December 31,
2009	$1,178
2010	1,180
2011	1,186
2012	1,200
2013	1,206
2014 to 2018	6,060

BMP - The Holding Company and Bank maintain the BMP, which exists in order to compensate executive officers for any curtailments in benefits due to statutory limitations on benefit plans.  As of December 31, 2008 and 2007, the BMP had investments in the Holding Company's common stock of $9,788 and $9,352, respectively.  Benefit accruals under the defined benefit portion of the BMP were suspended on April 1, 2000, when they were suspended under the Employee Retirement Plan.

Retirement Plan for Board Members of Dime Community Bancshares, Inc. ("Directors' Retirement Plan") - Effective July 1, 1996, the Bank established the Directors' Retirement Plan, to provide benefits to each eligible outside director commencing upon termination of their Board service or at age 75.  The Directors' Retirement Plan was frozen on March 31, 2005, and only outside directors who were in service prior to that date are eligible for benefits.

The combined net periodic cost for the defined benefit portions of the BMP and the Directors' Retirement Plan included the following components:

	Year Ended December 31,
	2008	2007	2006
Service cost	$-	$-	$-
Interest cost	315	281	269
Net amortization and deferral	-	-	38
Net periodic cost	$315	$281	$307

The defined contribution costs incurred by the Company related to the BMP were $28 and $75 for the years ended December 31, 2008 and 2007, respectively.  There is no defined contribution cost incurred by the Holding Company or Bank under the Directors' Retirement Plan.

The combined funded status of the defined benefit portions of the BMP and Directors' Retirement Plan was as follows:

	At December 31,
	2008	2007
Accumulated benefit obligation at end of period	$5,174	$5,166
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of period	$5,134	$4,910
Adjustment for change in measurement date	79	-
Service cost	-	-
Interest cost	315	281
Benefit payments	(128)	(128)
Actuarial (gain) loss	(226)	71
Projected benefit obligation at end of period	5,174	5,134
Plan assets at fair value:
Balance at beginning of period	-	-
Contributions	128	128
Benefit payments	(128)	(128)
Balance at end of period	-	-
Funded status:
Deficiency of plan assets over projected benefit obligation	(5,174)	(5,134)
Contributions by employer	N/A	N/A
Unrecognized (gain) loss from experience different from that assumed	N/A	N/A
Unrecognized net past service liability	N/A	N/A
Accrued expense included in other liabilities	$(5,174)	$(5,134)

Major assumptions utilized to determine the net periodic cost and benefit obligation for the BMP were as follows:

	Year Ended December 31,
	2008	2007	2006
Discount rate	6.29%	5.875%	5.50%

Major assumptions utilized to determine the net periodic cost and benefit obligation for the Directors' Retirement Plan were as follows:

	Year Ended December 31,
	2008	2007	2006
Discount rate	6.29%	5.875%	5.50%
Rate of increase in fee compensation levels	-	-	4.0

As of December 31, 2008, the Bank used December 31st as its measurement date for both the BMP and Directors' Retirement Plan.  As of December 31, 2007, the Bank used October 1st as its measurement date for both the BMP and Directors' Retirement Plan.  Both the BMP and Directors' Retirement Plan are unfunded non-qualified benefit plans that are not anticipated to ever hold assets for investment.  Any contributions made to either the BMP or Directors' Retirement Plan are expected to be used immediately to pay benefits that come due.

The Bank expects to contribute $198 to the BMP and $131 to the Directors' Retirement Plan during the year ending December 31, 2009 in order to pay benefits due under the respective plans.  During the year ending December 31, 2009, no actuarial gains or losses are anticipated to be recognized as a component of net periodic cost.

Combined benefit payments under the BMP and Directors' Retirement Plan, which reflect expected future service (as appropriate), are anticipated to be made as follows:

Year Ending December 31,
2009	$328
2010	350
2011	377
2012	473
2013	469
2014 to 2018	$2,322

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

The Postretirement Benefit Plan net periodic cost included the following components:

	Year Ended December 31,
	2008	2007	2006
Service cost	$83	$83	$82
Interest cost	261	245	227
Unrecognized past service liability	(26)	(29)	(29)
Amortization of unrealized loss	16	29	40
Net periodic cost	$334	$328	$320

Major assumptions utilized to determine the net periodic cost were as follows:

	Year Ended December 31,
	2008	2007	2006
Discount rate	6.29%	5.875%	5.50%
Rate of increase in compensation levels	4.00	3.50	3.00

As of December 31, 2008, an escalation in the assumed medical care cost trend rates by 1% in each year would increase the net periodic cost by approximately $20.  A decline in the assumed medical care cost trend rates by 1% in each year would decrease the net periodic cost by approximately $18.

The funded status of the Postretirement Benefit Plan was as follows:

	At December 31, 2008	At December 31, 2007
Accumulated benefit obligation at end of period	$5,066	$4,236
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of period	$4,236	$4,244
Adjustment for change in measurement date	86	-
Service cost	83	83
Interest cost	261	244
Actuarial (gain) loss	566	(166)
Benefit payments	(166)	(169)
Projected benefit obligation at end of period	5,066	4,236

Plan assets at fair value:
Balance at beginning of period	-	-
Contributions	167	169
Benefit payments	(167)	(169)
Balance at end of period	-	-

Funded status:
(Deficiency) of plan assets over projected benefit obligation	(5,066)	(4,236)
Unrecognized loss from experience different from that assumed	N/A	N/A
Unrecognized net past service liability	N/A	N/A
Accrued expense included in other liabilities	$(5,066)	$(4,236)

At December 31, 2008, an unfunded pension liability of $637 was recognized as a component of accumulated other comprehensive loss related to the pre-tax unfunded pension obligation of $1,162 on the Postretirement Benefit Plan.  As of December 31, 2008, the Bank used December 31st as its measurement date for the Postretirement Benefit Plan.  As of December 31, 2007, the Bank used October 1st as its measurement date for the Postretirement Benefit Plan.  The assumed medical care cost trend rate used in computing the accumulated Postretirement Benefit Plan obligation was 9.0% in 2008 and was assumed to decrease gradually to 5.00% in 2013 and remain at that level thereafter.  An escalation in the assumed medical care cost trend rates by 1% in each year would increase the accumulated Postretirement Benefit Plan obligation by approximately $262.  A decline in the assumed medical care cost trend rates by 1% in each year would decrease the accumulated Postretirement Benefit Plan obligation by approximately $240.  The assumed discount rate and rate of compensation increase used to measure the accumulated Postretirement Benefit Plan obligation were 6.29% and 4.0%, respectively, at December 31, 2008.  The assumed discount rate and rate of compensation increase used to measure the accumulated Postretirement Benefit Plan obligation were 5.875% and 3.5%, respectively, at December 31, 2007.  The assumed discount rate and rate of compensation increase used to measure the accumulated Postretirement Benefit Plan obligation at December 31, 2006 were 5.50% and 3.00%, respectively.

In May 2004, the FASB issued FSP 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act")," to provide guidance on accounting for the effects of the Act to employers that sponsor postretirement health care plans which provide prescription drug benefits.  FSP 106-2 provides guidance on measuring the accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit cost, and the effects of the Act on the APBO.  The Company determined that the benefits provided by the Postretirement Benefit Plan are actuarially equivalent to Medicare Part D under the Act.  The effects of the subsidy were treated as an actuarial gain for purposes of calculating the APBO as of December 31, 2008 and 2007. The Company is still in the process of claiming this subsidy from the government, and, as a result, the Bank cannot determine the amount of subsidy it will ultimately receive.

The Postretirement Benefit Plan is an unfunded non-qualified benefit plan that is not anticipated to ever hold assets for investment.  Any contributions made to the Postretirement Benefit Plan are expected to be used immediately to pay benefits that come due.

The Bank expects to contribute $161 to the Postretirement Benefit Plan during the year ending December 31, 2009 in order to pay benefits due under the plan.  During the year ending December 31, 2009, $57 of actuarial losses are anticipated to be recognized as components of net periodic cost.

Benefit payments under the Postretirement Benefit Plan, which reflect expected future service (as appropriate), are expected to be made as follows:

Year Ending December 31,
2009	$161
2010	166
2011	176
2012	189
2013	198
2014 to 2018	1,160

401(k) Plan - The Bank also maintains the 401(k) Plan which covers substantially all of its employees.  During the years ended December 31, 2008 and 2007, an employer contribution equal to 3% of "covered compensation" [defined as total W-2 compensation including amounts deducted from W-2 compensation for pre-tax benefits such as health insurance premiums and contributions to the 401(k) Plan] up to applicable Internal Revenue Service limits, was awarded to all employees who were eligible to participate in the 401(k) Plan regardless of whether or not they participated in the 401(k) Plan during 2008 and 2007.  During the year ended December 31, 2006, the 401(k) Plan received the proceeds from a 100% vested cash contribution to all participants in the ESOP in the amount of 3% of "covered compensation" up to applicable Internal Revenue Service limits.   401(k) Plan participants possess the ability to invest this contribution in any of the investment options offered under the 401(k) Plan.  The Bank makes no other contributions to the 401(k) Plan.  Expenses associated with this contribution totaled $480, $383 and $397 during the years ended December 31, 2008, 2007 and 2006, respectively.

The 401(k) Plan owned participant investments in the Holding Company's common stock for the accounts of participants totaling $6,006 and $7,498 at December 31, 2008 and 2007, respectively.

ESOP - The Holding Company adopted the ESOP in connection with the Bank's June 26, 1996 conversion to stock ownership.  The ESOP borrowed $11,638 from the Holding Company and used the funds to purchase 3,927,825 shares of the Holding Company's common stock.  The loan was originally to be repaid principally from the Bank's discretionary contributions to the ESOP over a period of time not to exceed 10 years from the date of the conversion.  Effective July 1, 2000, the loan agreement was amended to extend the repayment period to thirty years from the date of the conversion, with the right of optional prepayment.  In exchange for the extension of the loan agreement, various benefits were offered to participants, including the addition of pre-tax employee contributions to the 401(k) Plan, a 3% annual employer contribution to the ESOP [which is automatically transferred to the 401(k) Plan], and the pass-through of cash dividends received by the ESOP to the individual participants.  The loan had an outstanding balance of $4,325 and $4,444 at December 31, 2008 and December 31, 2007, respectively, and a fixed rate of 8.0%.

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.  Shares released from the ESOP suspense account are allocated among participants on the basis of compensation, as defined in the plan, in the year of allocation.  ESOP distributions vest at a rate of 25% per year of service, beginning after two years, with full vesting after five years, or upon attainment of age 65, death, disability, retirement or in the event of a "change of control" of the Holding Company as defined in the ESOP.  Common stock allocated to participating employees totaled 78,155 shares during each of the years ended December 31, 2008, 2007 and 2006. The ESOP benefit expense recorded in accordance with Statement of Position 93-6 for allocated shares totaled $2,005, $1,794 and $1,829, respectively, for the years ended December 31, 2008, 2007 and 2006.

As indicated previously, effective July 1, 2000, the Holding Company or Bank became required to make a 100% vested cash contribution annually to all ESOP participants in the amount of 3% of "covered compensation" as defined in the ESOP.  This contribution was guaranteed until December 31, 2006 (unless the ESOP was terminated prior thereto) and became discretionary after that date.  This annual contribution was made in January of each year based upon the total covered compensation through December 31st of the previous year.  The participant possesses the ability to invest this contribution in any of the investment options offered under the 401(k) Plan.

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

On December 26, 1996, 4,702,796 stock options were granted to outside directors, certain officers and certain employees under the 1996 Stock Option Plan, all of which were fully exercisable at December 31, 2006.  On January 20, 2000, 224,435 stock options remaining under the 1996 Stock Option Plan were granted to certain officers and employees.  All of these stock options expire on January 20, 2010.  One-fifth of the shares granted to participants under this grant vested on January 20, 2001, 2002, 2003, 2004 and 2005, respectively.  No stock options may be granted under the 1996 Stock Option Plan after December 26, 2006.

On January 21, 1999, holders of stock options which had been granted by FIBC to purchase 327,290 shares of FIBC common stock were converted into options to purchase 598,331 shares of the Holding Company's common stock under the 1996 Stock Option Plan (the "Converted Options").  The expiration dates on all Converted Options remained unchanged from the initial grant by FIBC, and all Converted Options were fully exercisable at December 31, 2005.

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

On January 27, 2004, a grant of 632,874 stock options was made to certain officers and employees under the 2001 Stock Option Plan.  All of these stock options expire on January 27, 2014.  When originally granted, one-fourth of the options under this grant were to vest on January 27, 2005, 2006, 2007 and 2008, respectively.  On December 30, 2005, vesting was accelerated for all unvested options issued under this grant.  On January 27, 2004, 81,000 stock options were granted to outside directors under the 2001 Stock Option Plan.  All of these stock options will expire on January 27, 2014 and vested on January 27, 2005.  On March 3, 2008, 34,425 stock options were granted to an officer under the 2001 Stock Option Plan.  All of these stock options will expire on March 3, 2018 and vest to the recipient in equal installments on May 1, 2009, 2010, 2011, and 2012 respectively.

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

On January 31, 2005, a grant of 76,320 options was made to outside directors under the 2004 Stock Incentive Plan.  These options expire on January 31, 2015, and, upon grant, were to vest on January 31, 2006.  On May 31, 2005, a grant of 318,492 stock options was made to certain officers of the Company under the 2004 Stock Incentive Plan.  All of the options issued under this grant expire on May 31, 2015.  When originally granted, one-fourth of the options under this grant were to vest on May 31, 2006, 2007, 2008 and 2009, respectively.  On December 30, 2005, vesting was accelerated for all unvested options issued under both of these grants.  On May 1, 2007, a grant of 90,000 options was made to outside directors of the Company under the 2004 Stock Incentive Plan.  These options expire on May 1, 2017, and vested on May 1, 2008.  On May 1, 2007, a grant of 906,500 stock options was made to certain officers of the Company under the 2004 Stock Incentive Plan.  All of the options issued under this grant expire on May 1, 2017.  One-fourth of the options under this grant vested on May 1, 2008, with the remainder vesting in installments on May 1, 2009, 2010 and 2011, respectively.  On May 1, 2008, a grant of 90,000 options was made to outside directors of the

Company under the 2004 Stock Incentive Plan.  In December 2008, 10,000 of these options became exercisable due to the death of the award recipient, and will expire if not exercised by the first anniversary of the recipient's death.  The remaining 80,000 options expire on May 1, 2018, and vest on May 1, 2009.  On July 31, 2008, 61,066 stock options were granted to certain executive officers under the 2004 Stock Incentive Plan.  All of these stock options will expire on July 31, 2018 and vest to the recipient in equal installments on May 1, 2009, 2010, 2011, and 2012 respectively.

Combined stock option activity related to the Stock Plans was as follows:

	At or for the Year Ended December 31,
	2008	2007	2006
Options outstanding – beginning of period	3,165,997	2,250,747	2,503,103
Options granted	185,491	996,500	-
Weighted average exercise price of grants	$17.10	$13.74	-
Options exercised	230,424	56,540	246,169
Weighted average exercise price of exercised options	$11.91	$5.64	$4.75
Options forfeited	4,500	24,710	6,187
Weighted average exercise price of forfeited options	$19.90	$18.88	$19.90
Options outstanding - end of period	3,116,564	3,165,997	2,250,747
Weighted average exercise price of outstanding options - end of period	$14.97	$14.63	$14.85
Remaining options available for grant	1,133,027	118,975	1,127,840
Vested options at end of period	2,261,198	2,169,497	2,250,747
Weighted average exercise price of vested options – end of period	$15.18	$15.04	$14.85
Cash received for option exercise cost	2,473	244	1,086
Income tax benefit recognized	506	177	839
Compensation expense recognized	1,079	629	-
Remaining unrecognized compensation expense	2,069	2,377	-
Weighted average remaining years for which compensation expense is to be recognized	2.3	3.2	-

The range of exercise prices and weighted-average remaining contractual lives of both options outstanding and vested options as of December 31, 2008 were as follows:

	Outstanding Options as of December 31, 2008
Range of Exercise Prices	Amount	Weighted Average Exercise Price	Weighted Average Contractual Years Remaining	ExercisableOptions as of December 31, 2008
$4.50 - $5.00	9,465	$4.56	1.1	9,465
$10.50 - $11.00	380,351	10.91	2.9	380,351
$13.00-$13.50	530,278	13.16	4.1	530,278
$13.51-$14.00	958,875	13.74	8.3	279,000
$14.50-$15.00	34,425	14.92	9.3	-
$15.00-$15.50	318,492	15.10	6.4	318,492
$16.00-$16.50	76,320	16.45	6.1	76,320
$16.51-$17.00	61,066	16.73	9.6	-
$18.00-$18.50	90,000	18.18	9.4	10,000
$19.50-$20.00	657,292	19.90	5.1	657,292
Total	3,116,564	$14.97	6.1	2,261,198

There were no stock options granted during the year ended December 31, 2006.  The weighted average fair value per option on the date of grant for stock options granted during the years ended December 31, 2008 and 2007 were estimated as follows:

	Year Ended December 31,
	2008	2007
Total options granted	185,491	996,500
Estimated fair value on date of grant	$4.16	$3.06
Pricing methodology utilized	Black- Scholes	Black- Scholes
Expected life (in years)	6.36	6.2
Interest rate	3.37%	4.56%
Volatility	30.09	28.39
Dividend yield	3.29	4.08

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

The following is a summary of activity related to the RRP for the years ended December 31, 2007 and 2006:

	At or for the Year Ended December 31,
	2007	2006
Shares acquired (a)	-	5,023
Shares vested	-	13,500
Shares allocated	-	-
Shares transferred to the Holding Company	303,137
Unallocated shares - end of period	-	303,137
Unvested allocated shares – end of period	-	-
Compensation recorded to expense	-	$45
Income recognized upon transfer of assets	109	-
Income tax benefit recognized	-	134

(a) Represents shares re-acquired from either participant sales of vested shares in order to satisfy income tax obligations or participant forfeitures.

Restricted Stock Awards – On March 17, 2005, a grant of 31,804 restricted stock awards was made to certain officers of the Bank under the 2004 Stock Incentive Plan.  One-fourth of these awards vested to the respective recipients on May 1, 2006, 2007, and 2008, respectively, with the remainder vesting on May 1, 2009.  The fair value of the Company's common stock on March 17, 2005 was $15.44.  On January 3, 2006, a grant of 30,000 restricted stock awards was made to certain officers of the Bank under the 2004 Stock Incentive Plan.  One-fifth of these awards vested to the respective recipients on February 1, 2007, 2008 and 2009, respectively, with the remainder to vest in equal installments on February 1, 2010 and 2011, respectively.  The fair value of the Company's common stock on January 3, 2006 was $14.61 (the opening price on the grant date).  On March 16, 2006, a grant of 18,000 restricted stock awards was made to certain officers of the Bank under the 2004 Stock Incentive Plan.  One-fifth of these awards vested to the respective recipients on May 1, 2007 and 2008, respectively, with the remainder vesting in equal installments on May 1, 2009, 2010 and 2011, respectively.  The fair value of the Company's common stock on March 16, 2006 was $14.48.  On May 1, 2007, a grant of 12,000 restricted stock awards was made to outside directors of the Bank under the 2004 Stock Incentive Plan. All of these awards vested to the respective recipients on May 1, 2008.  The fair value of the Company's common stock on May 1, 2007 was $13.74.  On May 30, 2008, a grant of 12,000 restricted stock awards was made to outside Directors of the Bank under the 2004 Stock Incentive Plan.  The awards will fully vest to the respective recipients on May 30, 2009.  The fair value of the Holding Company's common stock on May 30, 2008 was $18.18.  On July 31, 2008, a grant of 92,957 restricted stock awards was made to certain officers of the Company under the 2004 Stock Incentive Plan.  The awards will fully vest to the respective recipients in equal installments on May 1, 2009, 2010, 2011, and 2012 respectively.  The fair value of the Holding Company's common stock on July 31, 2008 was $16.73.

In accordance with SFAS 123R, compensation expense was recorded on these restricted stock awards based upon the fair value of the shares on the respective dates of grant for all periods presented.

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan:

	At or for the Year Ended December 31,
	2008	2007	2006
Unvested allocated shares – beginning of period	66,304	71,855	31,804
Shares granted	104,957	12,000	48,000
Shares vested	29,551	17,551	7,949
Unvested allocated shares – end of period	141,710	66,304	71,855
Unallocated shares - end of period	-	-	-
Compensation recorded to expense	$618	$372	$252
Income tax (benefit) recognized	12	(1)	16

Long Term Cash Incentive Payment Plan - On October 16, 2008, pursuant to authority granted under the Dime Community Bancshares, Inc. Annual Incentive Plan, the Compensation Committee made an incentive award to the Company's Chief Executive Officer.

The threshold, target and maximum award opportunities are $214, $428 and $643, respectively, and are earned based on performance relative to three performance goals measured over the period beginning August 1, 2008 and ending December 31, 2010.  The three performance measures and their relative weights are as follows:

Goal	Weight	Threshold	Target	Maximum
Total Shareholder Return Relative to Compensation Peer Group	50%	40th Percentile	50th Percentile	74th Percentile
Cumulative Core Earnings per Share	25%	$2.23	$2.48	$2.73
GAAP Return on Equity	25%	10.3%	12.1%	13.9%

At December 31, 2008, based upon actual results for the period August 1, 2008 through December 31, 2008, the Company determined that the Target payment has the greatest probability of ultimately being made, and thus established a reserve of $76 related to this future award.  During the year ended December 31, 2008, total expense recognized related to this award was $76.

16.   COMMITMENTS AND CONTINGENCIES

Mortgage Loan Commitments and Lines of Credit - At December 31, 2008 and 2007, the Bank had outstanding commitments to make real estate loans aggregating approximately $49,928 and $102,397, respectively.  At December 31, 2008, all of the commitments were to originate adjustable-rate real estate loans.  Substantially all of the Bank's commitments expire within three months of their acceptance by the prospective borrower.  A concentration risk exists with these commitments as virtually all of them involve multifamily and underlying cooperative properties located within the New York City metropolitan area.

At December 31, 2008, unused lines of credit available on one- to four-family residential, multifamily residential and commercial real estate loans totaled $38,728.  At December 31, 2008, unused commitments to fund construction loans and overdraft checking accounts totaled $13,446 and $2,923, respectively.

At December 31, 2008, the Bank had available unused lines of credit with the FHLBNY totaling $100,000 expiring on July 31, 2009.

Lease Commitments - At December 31, 2008, aggregate minimum annual rental commitments on operating leases were as follows:

Year Ending December 31,	Amount
2009	$2,062
2010	2,093
2011	1,963
2012	1,848
2013	1,858
Thereafter	17,272
Total	$27,096

Rental expense for the years ended December 31, 2008, 2007 and 2006 totaled $1,957, $1,794, and $1,417, respectively.

Litigation - The Company is subject to certain pending and threatened legal actions which arise out of the normal course of business.  Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages.  The Company cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement.  Consequently, the Company cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred.  In the opinion of management, after consultation with counsel, the resolution of all ongoing legal proceedings will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.  The Company accounts for potential losses related to litigation in accordance with SFAS 5 "Accounting for Contingencies."  As of December 31, 2008 and 2007, reserves provided for potential losses related to litigation matters were not material.

17.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted SFAS 157 on January 1, 2008.  The fair value hierarchy established under SFAS 157 is summarized as follows:

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

The following tables present the assets that are reported on the condensed consolidated statements of financial condition at fair value as of December 31, 2008 by level within the fair value hierarchy.  As required by SFAS 157, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured at Fair Value on a Recurring Basis
		Fair Value Measurements Using
Description	Total at December 31, 2008	Level 1	Level 2	Level 3
Investment securities available-for-sale	$16,602	$5,433	$11,169	$-
MBS available-for-sale	301,351	-	301,351	-

Available-For-Sale Investment Securities and MBS

The Company’s available-for-sale investment securities and MBS are reported at fair value, which is determined utilizing prices obtained from independent parties. The valuations obtained are based upon market data, and often utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis, pricing applications apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (obtained only from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data. For certain securities, additional inputs may be used or some market inputs may not be applicable.  Prioritization of inputs may vary on any given day based on market conditions.

The Company's available-for-sale investment securities and MBS at December 31, 2008 were categorized as follows:

Investment Category	Percentage of Total	Valuation Level Under SFAS 157
Pass Through MBS or CMOs issued by GSEs	91.0%	Two
Pass Through MBS or CMOs issued by entities other than GSEs	3.8	Two
Agency securities	0.3	Two
Mutual fund investments	1.7	One
Municipal securities	3.2	Two

The agency securities possessed the highest possible credit rating published by multiple established credit rating agencies as of December 31, 2008.  Obtaining a market value as of December 31, 2008 for these securities utilizing significant observable inputs as defined under SFAS 157 was not difficult due to their continued marketplace demand.  The pass through MBS and CMOs (issued either by GSEs or entities other than GSEs), which comprised approximately 94.8% of the Company's total available-for-sale investment securities and MBS at December 31, 2008, all possessed the highest possible credit rating published by multiple established credit rating agencies as of December 31, 2008.  Obtaining a market value as of December 31, 2008 for these securities utilizing significant observable inputs as defined under SFAS 157 was not difficult due to their demand even in a financial marketplace challenged with reduced liquidity levels such as existed at December 31, 2008.  For the municipal securities, which in aggregate were less than 1% of the Company's consolidated assets at December 31, 2008, obtaining a market value utilizing significant observable inputs as defined under SFAS 157 was slightly more difficult due to the lack of regular trading activity as of December 31, 2008.  For these securities, the Company obtained market values from at least two credible market sources, and verified that these values were prepared utilizing significant observable inputs as defined under SFAS 157.  In accordance with established policies and procedures, the Company utilized a midpoint value obtained as its recorded fair value for securities that were valued with significant observable inputs.

Assets Measured at Fair Value on a Non-Recurring Basis
		Fair Value Measurements Using
Description	Total at December 31, 2008	Level 1	Level 2	Level 3	Losses for the Year Ended December 31, 2008
MSR	$713	-	-	$713	$60
Pooled trust preferred securities	2,138	-	-	2,138	3,209

MSR

Mortgage Servicing assets are carried at the lower of cost or estimated fair value. The estimated fair value is obtained through independent third party valuation, and is derived from estimates of future cash flows that incorporate estimates of assumptions utilized by market participants in determining fair value, including, but not limited to, market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, such as perception of future interest rate movements. Several of these assumptions are noted in Note 7 to these financial statements.  Since several of these assumptions qualify as significant unobservable inputs, the valuation of the mortgage servicing asset is determined to be Level 3 under SFAS 157.

Pooled Trust Preferred Securities, Held to Maturity

At December 31, 2008, the Company owned eight pooled trust preferred securities classified as held-to-maturity.  During the year ended December 31, 2008, the market for these securities was deemed to be illiquid.  As a result, while the valuation of these securities had previously been obtained utilizing significant observable inputs as defined in SFAS 157, at December 31, 2008, their estimated fair value was obtained using a cash flow valuation approach (Level 3 pricing as defined by SFAS 157).  Under the cash flow valuation methodology utilized, for five of the eight securities, three independent cash flow model valuations were averaged and given a 50% weighting.  A separate cash flow valuation for each of these five securities performed utilizing default, cash flow and discount rate assumptions determined by the Company's management (the "Internal Cash Flow Valuation") was given a 50% weighting.  For the remaining three securities, only one independent cash flow valuation was available and was given a 50% weighting along with the Internal Cash Flow Valuation.

The major assumptions utilized (each of which represent significant unobservable inputs as defined in SFAS 157) in the Internal Cash Flow Valuation were as follows:

Discount rate – The discount rate utilized was derived from the Bloomberg fair market value curve for debt offerings of similar credit rating.  In the event that a security had a split investment rating, separate cash flow valuations were made utilizing the appropriate discount rate and were averaged in order to determine the Internal Cash Flow Valuation.

Defaults - All underlying issuers with a Fitch bank rating of 5.0 were assumed to default.  Underlying issuers with a Fitch bank rating of 3.5 through 4.5 were assumed to default at levels ranging from 5% to 75% based upon both their rating as well as whether they had been granted approval to receive funding under the U.S. Department of Treasury's Troubled Asset Relief Program Capital Purchase Program.

Cash flows – The actual cash flows for the Company's investment tranche of each security, adjusted to assume that all estimated defaults occurred on January 1, 2009, and an estimated recovery of 6% over the cash flow period (i.e. the remaining life of the security).

Two of the three independent cash flow valuations were made utilizing a methodology similar to the Internal Cash Flow Valuation, differing only in the underlying assumptions deriving estimated cash flows, individual bank defaults and discount rate.  The third independent cash flow valuation was derived from a different methodology in which the actual cash flow estimate based upon the underlying collateral of the securities (including default estimates) was not considered.  Instead, this cash flow valuation was determined utilizing a discount rate determined from the Bloomberg fair market value curve for similar assets that still continue to trade actively, with adjustments made for the illiquidity of the pooled trust preferred market.  Because of the significant judgment underlying each of the pricing assumptions, management elected to recognize each of the independent valuations and apply a weighting system to all of the valuations, including the Internal Cash Flow Valuation, as all of these valuations were determined utilizing a valid and objective pricing methodology.

Impaired Loans

Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at December 31, 2008 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the real estate collateral less estimated selling costs. Fair value is estimated through current appraisals, where practical, or a drive-by inspection and a comparison of the real estate collateral with similar properties in the area by either a licensed appraiser or real estate broker and adjusted as deemed necessary by management to reflect current market conditions.  At December 31, 2008, no impaired loans were carried at fair value.  Net charge-offs recognized on impaired loans were $557 during the year ended December 31, 2008.  The recoveries and losses were charged against the allowance for loans losses.  All of the loans for which losses or recoveries were recognized were satisfied or transferred to OREO during he year ended December 31, 2008.

While quoted market prices available in active trading marketplaces are generally recognized under SFAS 157 as the best evidence of fair value of financial instruments, several of the Company's financial instruments are not bought or sold in active trading marketplaces.  Accordingly, their fair values are derived or estimated based on a variety of alternative valuation techniques.  All such fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument.  These estimates do not reflect any possible tax ramifications, estimated transaction costs, or any premium or discount that could result from a one time sale of the entire holdings of a particular financial instrument.  In addition, their estimates are based on assumptions of future loss experience, current economic conditions, risk characteristics, and other such factors.  These assumptions are subjective in nature and involve inherent uncertainty.  Changes in these assumptions could significantly affect the estimates.

Methods and assumptions used to estimate fair values for financial instruments that are not valued utilizing formal marketplace quotations (other than those previously discussed) are summarized as follows:

Cash and Due From Banks - The fair value is assumed to be equal to their carrying value as these amounts are due upon demand.

Federal Funds Sold and Other Short Term Investments – As a result of their short duration to maturity, the fair value of these assets, principally overnight deposits, is assumed to be equal to their carrying value due.

FHLBNY Capital Stock - The fair value of FHLBNY stock is assumed to be equal to the carrying value as the stock is carried at par value and redeemable at par value by the FHLBNY.

Loans and Loans Held for Sale - The fair value of loans receivable is determined by discounting anticipated future cash flows, net of anticipated prepayments of the loans, using a discount rate reflecting current market rates for loans with similar terms.  This methodology is applied to all loans, inclusive of non-accrual loans, as well as impaired loans for which a write-down to the current fair market value of the underlying collateral is not determined to be warranted under the criteria discussed above.  In addition, the valuation of loans reflects the consideration of secondary market prices for loan types that have traditionally facilitated marketplace sales (over 80% of the outstanding loan portfolio).  Due to significant market dislocation, the secondary market prices were given little weighting in deriving the loan valuation at December 31, 2008.

Deposits - The fair value of savings, money market, and checking accounts is assumed to be their carrying amount. The fair value of certificates of deposit is based upon the present value of contractual cash flows using current interest rates for instruments of the same remaining maturity.

Escrow and Other Deposits - The estimated fair value of escrow and other deposits is assumed to be their carrying amount payable.

Securities Sold Under Agreements to Repurchase and FHLBNY Advances - The fair value is measured by the discounted anticipated cash flows through contractual maturity or next interest repricing date, or an earlier call date if, as of the valuation date, the borrowing is expected to be called.  The carrying amount of accrued interest payable is their fair value.

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

Based upon the aforementioned valuation methodologies, the estimated carrying amount and estimated fair values of all the Company's financial instruments were as follows:

At December 31, 2008	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$211,020	$211,020
Investment securities held to maturity (pooled trust preferred securities)	10,861	9,082
Investment securities available-for-sale	16,602	16,602
MBS available-for-sale	301,351	301,351
Loans, net	3,274,051	3,300,154
Loans held for sale	-	-
MSR	2,778	2,841
Federal funds sold and other short-term investments	-	-
FHLBNY capital stock	53,435	53,435
Liabilities:
Savings, money market and checking accounts	1,106,885	1,106,885
Certificates of deposit	1,153,166	1,160,436
Escrow and other deposits	130,121	130,121
Securities sold under agreements to repurchase	230,000	263,350
FHLBNY advances	1,019,675	1,077,362
Subordinated notes payable[1]	25,000	23,875
Trust Preferred securities payable[1]	72,165	40,412
Commitments to extend credit	272	272

At December 31, 2007	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$101,708	$101,708
Investment securities held-to-maturity	80	80
Investment securities available-for-sale	34,095	34,095
MBS available-for-sale	162,764	162,764
Loans, net	2,860,748	2,848,863
Loans held for sale	890	890
MSR	2,496	3,914
Federal funds sold and other short-term investments	128,014	128,014
FHLBNY capital stock	39,029	39,029
Liabilities:
Savings, money market and checking accounts	1,102,911	1,102,911
Certificates of deposit	1,077,087	1,076,362
Escrow and other deposits	52,209	52,209
Securities sold under agreements to repurchase	155,080	166,745
FHLBNY advances	706,500	719,452
Subordinated notes payable	25,000	25,750
Trust Preferred securities payable[1]	72,165	57,732
Commitments to extend credit	590	590
1 The fair value of this liability is measured by independent market quotations obtained based upon transactions occurring in the market as of the disclosure date.

Assets Owned By the Employee Retirement Plan – The fair value of the assets owned by the Employee Retirement Plan, which, while not owned by the Company, were an integral part of the determination of the plan's funded status (which is recognized as an asset or liability by the Company) at December 31, 2008.  The fair value of these assets was determined in accordance with the valuation hierarchy established by SFAS 157.

Non-financial Assets and Liabilities.  The provisions of SFAS 157 related to disclosures surrounding non-financial assets and non-financial liabilities such as goodwill and OREO have not been applied since the Company elected the deferral rules of FSP 157-2 (discussed in Note 1 to the consolidated financial statements).

18.   TREASURY STOCK

The Holding Company purchased 51,000 shares, 2,298,726 shares and 777,539 shares of its common stock into treasury during the years ended December 31, 2008, 2007 and 2006, respectively.  All shares were purchased in accordance with applicable regulations of the Office of Thrift Supervision ("OTS") and the SEC.

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

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below).  The Bank's primary regulatory agency, the OTS, requires that the Bank maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, and total risk-based capital (as defined in the regulations) of 8%.  In addition, insured institutions in the strongest financial and managerial condition, with a rating of one (the highest rating of the OTS under the Uniform Financial Institutions Rating System) are required to maintain a Leverage Capital Ratio  (the "Leverage Capital Ratio") of not less than 3.0% of total assets.  For all other banks, the minimum Leverage Capital Ratio requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the institution. As of December 31, 2008, the Bank satisfied all capital adequacy requirements to which it was subject.

As of December 31, 2008 and 2007, the Bank satisfied all criteria necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action.  To be categorized as "well capitalized," the Bank was required to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$304,455	7.63%	$59,873	1.5%	$199,578	5.00%
Leverage capital	304,455	7.63	159,662	4.0%	199,578	5.00
Total risk-based capital (to risk weighted assets)	303,033	11.43	212,140	8.0%	265,176	10.00
Tier I risk-based capital (to risk weighted assets)	285,579	10.77	106,070	4.0%	159,105	6.00

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$269,231	7.88%	$51,228	1.5%	$170,761	5.00%
Leverage capital	269,231	7.88	136,609	4.0%	170,761	5.00
Total risk-based capital (to risk weighted assets)	266,645	11.92	178,954	8.0%	$223,693	10.00
Tier I risk-based capital (to risk weighted assets)	251,258	11.23	89,477	4.0%	134,216	6.00

The following is a reconciliation of stockholders' equity to regulatory capital for the Bank:

	At December 31, 2008			At December 31, 2007
	Tangible Capital	Leverage Capital	Total Risk-Based Capital	Tangible Capital	Leverage Capital	Total Risk-Based Capital
Stockholders' equity	$350,715	$350,715	$350,715	$321,091	$321,091	$321,091
Non-allowable assets:
MSR	(281)	(281)	(281)	(254)	(254)	(254)
Accumulated other comprehensive loss	9,659	9,659	9,659	4,032	4,032	4,032
Goodwill	(55,638)	(55,638)	(55,638)	(55,638)	(55,638)	(55,638)
Tier 1 risk-based capital	304,455	304,455	304,455	269,231	269,231	269,231
Adjustment for recourse provision on loans sold	-	-	(18,876)	-	-	(17,973)
General valuation allowance	-	-	17,454	-	-	15,387
Total (Tier 2) risk based capital	304,455	304,455	303,033	269,231	269,231	266,645
Minimum capital requirement	59,873	159,662	212,140	51,228	136,609	178,954
Regulatory capital excess	$244,582	$144,793	$90,893	$218,003	$132,622	$87,691

20.   UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following represents the unaudited condensed consolidated results of operations for each of the quarters during the fiscal years ended December 31, 2008 and 2007:

	For the three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Net interest income	$19,231	$23,110	$25,182	$23,829
Provision for loan losses	60	310	596	1,040
Net interest income after provision for loan losses	19,171	22,800	24,586	22,789
Non-interest (loss) income	2,167	1,860	1,677	(2,890)
Non-interest expense	12,280	12,258	12,913	12,522
Income before income taxes	9,058	12,402	13,350	7,377
Income tax expense	3,101	3,977	4,997	2,084
Net income	$5,957	$8,425	$8,353	$5,293
Earnings per share (1):
Basic	$0.18	$0.26	$0.26	$0.16
Diluted	$0.18	$0.26	$0.25	$0.16

	For the three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Net interest income	$17,886	$17,669	$17,378	$18,080
Provision for loan losses	60	60	60	60
Net interest income after provision for loan losses	17,826	17,609	17,318	18,020
Non-interest income	2,490	2,387	3,131	2,411
Non-interest expense	11,248	11,199	11,717	11,337
Income before income taxes	9,068	8,797	8,732	9,094
Income tax expense	3,251	3,152	3,188	3,657
Net income	$5,817	$5,645	$5,544	$5,437
Earnings per share (1):
Basic	$0.17	$0.17	$0.17	$0.17
Diluted	$0.17	$0.17	$0.17	$0.17

(1) The quarterly earnings per share amounts, when added, may not coincide with the full fiscal year earnings per share reported on the Consolidated Statements of Operations due to differences in the computed weighted average shares outstanding as well as rounding differences.

21.   CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following statements of condition as of December 31, 2008 and 2007, and the related statements of operations and cash flows for the years ended December 31, 2008, 2007 and 2006, reflect the Holding Company's investment in its wholly-owned subsidiaries, the Bank, 842 Manhattan Avenue Corp., and its unconsolidated subsidiary, Dime Community Capital Trust I, using, as deemed appropriate, the equity method of accounting:

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	At December 31, 2008	At December 31, 2007
ASSETS:
Cash and due from banks	$8,419	$5,103
Investment securities available-for-sale	5,433	7,112
MBS available-for-sale	1,041	1,279
Federal funds sold and other short term investments	-	22,733
ESOP loan to subsidiary	4,325	4,444
Investment in subsidiaries	351,360	321,737
Other assets	5,575	5,690
Total assets	$376,153	$368,098

LIABILITIES AND STOCKHOLDERS' EQUITY:
Subordinated notes payable	$25,000	$25,000
Trust Preferred securities payable	72,165	72,165
Other liabilities	2,024	2,081
Stockholders' equity	276,964	268,852
Total liabilities and stockholders' equity	$376,153	$368,098

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
Net interest loss	$(6,658)	$(5,902)	$(5,178)
Dividends received from Bank	-	35,000	58,012
Non-interest income	513	516	1,215
Non-interest expense	(408)	(424)	(484)
Income (Loss) before income taxes and equity in undistributed earnings of direct subsidiaries	(6,553)	29,190	53,565
Income tax credit	2,751	2,143	698
Income (Loss) before equity in undistributed earnings of direct subsidiaries	(3,802)	31,333	54,263
Equity in (overdistributed) undistributed earnings of subsidiaries	31,830	(8,890)	(23,671)
Net income	$28,028	$22,443	$30,592

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
Cash flows from Operating Activities:
Net income	$28,028	$22,443	$30,592
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (undistributed) overdistributed earnings of direct subsidiaries	(31,830)	8,890	23,671
Gain on sale of assets	-	-	(1,063)
Net (amortization) and accretion	(489)	(547)	(594)
(Increase) Decrease in other assets	115	(36)	703
(Decrease) Increase in other liabilities	930	(89)	596
Net cash (used in) provided by Operating Activities	(3,246)	30,661	53,905

Cash flows from Investing Activities:
Net Decrease (Increase) in federal funds sold and other short-term Investments	22,733	16,945	(25,962)
Proceeds from maturities and redemptions of investment securities available-for-sale	4	-	3,000
Proceeds from sale of investment securities available-for-sale	-	-	3,032
Purchases of investment securities available-for-sale	-	-	(3,029)
Principal collected on MBS available-for-sale	209	507	571
Principal repayments on ESOP loan	119	110	102
Net cash provided by (used in) Investing Activities	23,065	17,562	(22,286)

Cash flows from Financing Activities:
Cash dividends re-assumed through liquidation of RRP	-	958	-
Common stock issued for exercise of stock options	2,473	136	910
Purchase of common stock by the BMP	(66)	-	-
Cash dividends paid to stockholders	(18,256)	(18,991)	(19,751)
Purchase of treasury stock	(654)	(29,650)	(11,024)
Benefit plan payments reimbursed by subsidiary	-	-	-
Net cash used in financing activities	(16,503)	(47,547)	(29,865)

Net increase in cash and due from banks	3,316	676	1,754
Cash and due from banks, beginning of period	5,103	4,427	2,673
Cash and due from banks, end of period	$8,419	$5,103	$4,427

*   *   *   *   *

Exhibit Number

3(i)	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (1)
3(ii)	Amended and Restated Bylaws of Dime Community Bancshares, Inc. (2)
4.1	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. [See Exhibit 3(i) hereto]
4.2	Amended and Restated Bylaws of Dime Community Bancshares, Inc. [See Exhibit 3(ii) hereto]
4.3	Draft Stock Certificate of Dime Community Bancshares, Inc. (3)
4.4	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock (4)
4.5	Rights Agreement, dated as of April 9, 1998, between Dime Community Bancorp, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (4)
4.6	Form of Rights Certificate (4)
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
   Guarantee Trustee, for the benefit of the holders from time to time of the Series B Capital Securities of Dime Community Capital Trust I (9)

10.1	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Vincent F. Palagiano
10.2	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Michael P. Devine
10.3	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Kenneth J. Mahon
10.4	Employment Agreement between Dime Community Bancorp, Inc. and Vincent F. Palagiano
10.5	Employment Agreement between Dime Community Bancorp, Inc. and Michael P. Devine
10.6	Employment Agreement between Dime Community Bancorp, Inc. and Kenneth J. Mahon
10.7	Form of Employee Retention Agreement by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain officers (5)
10.7(i)	Amendment to Form of Employee Retention Agreement by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain officers
10.8	The Benefit Maintenance Plan of Dime Community Bancorp, Inc.
10.9	Severance Pay Plan of The Dime Savings Bank of Williamsburgh
10.10	Retirement Plan for Board Members of Dime Community Bancorp, Inc.
10.11	Dime Community Bancorp, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees, as amended by amendments number 1 and 2 (6)
10.12	Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc., as amended by amendments number 1 and 2 (6)
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

10.15	Form of award notice for outside directors under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc.(6)
10.16	Form of award notice for officers and employees under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc. (6)
10.17	Financial Federal Savings Bank Incentive Savings Plan in RSI Retirement Trust (7)
10.18	Financial Federal Savings Bank Employee Stock Ownership Plan (7)
10.19
Option Conversion Certificates between Dime Community Bancshares, Inc. and each of Messrs. Russo, Segrete, Calamari, Latawiec, O'Gorman, and Ms. Swaya pursuant to
   Section 1.6(b) of the Agreement and Plan of Merger, dated as of July 18, 1998 by and between Dime Community Bancshares, Inc. and Financial Bancorp, Inc. (7)

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (8)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (12)
10.22	Waiver executed by Vincent F. Palagiano (11)
10.23	Waiver executed by Michael P. Devine (11)

10.24	Waiver executed by Kenneth J. Mahon (11)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (10)
10.26	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Christopher D. Maher
10.27	Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (10)
10.28	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Daniel Harris
10.29	Dime Community Bancshares, Inc. Annual Incentive Plan
10.30	Amendment to the Dime Savings Bank of Williamsburgh 401(K) Plan
10.31	Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates
31(i).1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31(i).2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

(1)	Incorporated by reference to the registrant's Transition Report on Form 10-K for the transition period ended December 31, 2002 filed on March 28, 2003.
(2)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 9, 2007.
(3)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 filed on September 28, 1998.
(4)	Incorporated by reference to the registrant's Current Report on Form 8-K dated April 9, 1998 and filed on April 16, 1998.
(5)	Incorporated by reference to Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed on September 26, 1997.
(6)
Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed on September 26, 1997, and the Current Reports on Form 8-K filed on March 22, 2004 and March 29, 2005.

(7)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed on September 28, 2000.
(8)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003.
(9)	Incorporated by reference to Exhibits to the registrant’s Registration Statement No. 333-117743 on Form S-4 filed on July 29, 2004.
(10)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2005.
(11)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005.
(12)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 8, 2008.