Form 10-K/A
period 2008-12-31
DIME COMMUNITY BANCSHARES INC
filed 2009-03-17
CIK 1005409

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

1

EXPLANATORY NOTE

     This Form 10-K/A (Amendment No. 1) is being filed to reflect the following changes to the Company's 10-K for the period ended December 31, 2008, which was  filed on March 16, 2009.

1) An inadvertent  reference to SFAS 14 in the second full paragraph on page F-85 has been amended to correctly reference SFAS 140.

2)  The following inadvertent clerical omissions to the filing document have been corrected:

The second paragraph on page F-98 has been deleted and replaced with the following text and table:

At December 31, 2008 and 2007, the Bank had bad debt reserves for New York State and New York City income tax purposes for which no provision for income tax was required to be recorded. These bad debt reserves could be subject to recapture into taxable income under certain circumstances. The Bank’s previously accumulated bad debt deductions were similarly subject to potential recapture for federal income tax purposes at December 31, 2008.  These recapture liabilities could be triggered by certain actions, including a distribution of these bad debt benefits to the Holding Company or the failure of the Bank to qualify as a bank for federal or New York State and New York City tax purposes.   A summary of these balances is as follows:

	At December 31, 2008	At December 31, 2007
Federal	$15,158	$15,158
New York State	66,023	60,920
New York City	69,833	64,334

Any changes in pagination associated with this change have been reflected in the attached Form 10-K.

Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10K on March 16, 2009, and no attempt has been made in the Annual Report on Form 10-K/A to modify or update other disclosures in the 2008 Form 10-K.

SIGNATURE

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIME COMMUNITY BANCSHARES, INC.

By:	/s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer
Date:	March 17, 2009

2

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

In December 2008, the FASB issued Staff Position FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" ("FSP 140-4").  FSP 140-4 amends SFAS 140 to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, FSP 140-4 requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity ("SPE") that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE, or (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE.  FSP 140-4 is effective for reporting periods ending after December 15, 2008.  FSP 140-4 is applicable to the Company's MSR.  The adoption of FSP 140-4 did not have a material effect upon the Company's consolidated financial condition or results of operations.

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

At December 31, 2008 and 2007, the Bank had bad debt reserves for New York State and New York City income tax purposes for which no provision for income tax was required to be recorded. These bad debt reserves could be subject to recapture into taxable income under certain circumstances. The Bank’s previously accumulated bad debt deductions were similarly subject to potential recapture for federal income tax purposes at December 31, 2008.  These recapture liabilities could be triggered by certain actions, including a distribution of these bad debt benefits to the Holding Company or the failure of the Bank to qualify as a bank for federal or New York State and New York City tax purposes.   A summary of these balances is as follows:

	At December 31, 2008	At December 31, 2007
Federal	$15,158	$15,158
New York State	66,023	60,920
New York City	69,833	64,334

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