Form 10-Q
period 2009-03-31
DIME COMMUNITY BANCSHARES INC
filed 2009-05-11
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
OR

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

LARGE ACCELERATED FILER ___	ACCELERATED FILER X	NON -ACCELERATED FILER ___	SMALLER REPORTING COMPANY ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES                                       NO            X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at May 7, 2008
$.01 Par Value	34,387,097

		Page
	PART I - FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Financial Statements
	Consolidated Statements of Financial Condition at March 31, 2009 and December 31, 2008	3
	Consolidated Statements of Operations for the Three-Months Ended March 31, 2009 and 2008	4
	Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended March 31, 2009 and 2008 and Consolidated Statements of Comprehensive Income for the Three-Months Ended March 31, 2009 and 2008	5
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008	6
	Notes to Consolidated Financial Statements	7-19
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36-37
Item 4.	Controls and Procedures	38
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38-42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Submission of Matters to a Vote of Security Holders	42
Item 5.	Other Information	42
Item 6.	Exhibits	43-44
	Signatures	45

Certain statements contained in this quarterly report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such.  In addition, certain statements may be contained in future filings with the U.S. Securities and Exchange Commission ("SEC"), in press releases, and in oral and written statements made by management or with their approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act.  Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of Dime Community Bancshares, Inc. and its subsidiaries (the "Company") or those of its management or board of directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements.  Forward-looking statements include information concerning possible or assumed future results of operations and statements preceded by, followed by or that include the words “believes,” “expects,” “feels,” “anticipates,” “intends,” “plans,” “estimates,” “predicts,” “projects,” “potential,” “outlook,” “could,” “will,” “may” or similar expressions.

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.  Actual results may differ materially from those expressed in or implied by these forward-looking statements.  Factors that could cause actual results to differ from these forward-looking statements include, but are not limited to, the following, as well as those discussed elsewhere in this report and the documents incorporated by reference herein:

•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond the Company's control;
•	there may be increases in competitive pressure among financial institutions or from non-financial institutions;
•	changes in the interest rate environment may reduce interest margins;
•	changes in deposit flows, loan demand or real estate values may adversely affect the business of The Dime Savings Bank of Williamsburgh (the"Bank");
•	changes in accounting principles, policies or guidelines may cause the Company's financial condition to be perceived differently;
•	Changes in corporate and/or individual income tax laws may adversely affect the Company's business or financial condition;
•
general economic conditions, either nationally or locally in some or all areas in which the Company conducts business, or conditions in the securities markets or banking industry, may be less favorable than currently anticipated;

•	legislation or regulatory changes may adversely affect the Company's business;
•	technological changes may be more difficult or expensive than what the Company anticipates;
•	success or consummation of new business initiatives may be more difficult or expensive than what the Company anticipates;
•
litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than what the Company anticipates; and

•	the risks referred to in the section entitled "Risk Factors."

Undue reliance should not be placed on any forward-looking statements.  Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them in light of new information or future events except to the extent required by Federal securities laws.

Item 1.  Condensed Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)

	March 31, 2009 (Unaudited)	December 31, 2008
ASSETS:
Cash and due from banks	$199,318	$211,020
Federal funds sold and other short-term investments	20,230	-
Investment securities held-to-maturity (estimated fair value of $6,754 and $9,082 at March 31, 2009 and December 31, 2008, respectively) (Fully Unencumbered)	9,406	10,861
Investment securities available-for-sale, at fair value (fully unencumbered)	5,966	16,602
Mortgage-backed securities available-for-sale, at fair value:
Encumbered	244,978	251,744
Unencumbered	42,357	49,607
	287,335	301,351
Loans:
Real estate, net	3,196,030	3,289,314
Other loans	1,942	2,191
Less allowance for loan losses	(18,351)	(17,454)
Total loans, net	3,179,621	3,274,051
Loans held for sale	100,377	-
Premises and fixed assets, net	30,144	30,426
Federal Home Loan Bank of New York capital stock	50,735	53,435
Other real estate owned ("OREO")	300	300
Goodwill	55,638	55,638
Other assets	101,688	101,914
Total Assets	$4,040,758	$4,055,598
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,243,572	$2,169,341
Non-interest bearing deposits	91,952	90,710
Total deposits	2,335,524	2,260,051
Escrow and other deposits	96,423	130,121
Securities sold under agreements to repurchase	230,000	230,000
Federal Home Loan Bank of New York advances	959,675	1,019,675
Subordinated notes payable	25,000	25,000
Trust Preferred securities payable	72,165	72,165
Other liabilities	42,249	41,622
Total Liabilities	3,761,036	3,778,634
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at March 31, 2009 and December 31, 2008)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 51,122,319 shares and 51,122,319 shares issued at March 31, 2009 and December 31, 2008, respectively, and 34,179,900 shares and 34,179,900 shares outstanding at March 31, 2009 and December 31, 2008, respectively)	511	511
Additional paid-in capital	214,357	213,917
Retained earnings	297,350	297,848
Accumulated other comprehensive loss, net of deferred taxes	(8,584)	(11,111)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(3,875)	(3,933)
Unearned Restricted Stock Award common stock	(1,559)	(1,790)
Common stock held by Benefit Maintenance Plan ("BMP")	(8,007)	(8,007)
Treasury stock, at cost (16,942,419 shares and 16,942,419 shares at March 31, 2009 and December 31, 2008, respectively)	(210,471)	(210,471)
Total Stockholders' Equity	279,722	276,964
Total Liabilities And Stockholders' Equity	$4,040,758	$4,055,598
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2009	2008
Interest income:
Loans secured by real estate	$48,329	$43,066
Other loans	37	44
Mortgage-backed securities	3,280	2,216
Investment securities	245	708
Federal funds sold and other short-term investments	503	2,196
Total interest income	52,394	48,230

Interest expense:
Deposits and escrow	14,212	17,968
Borrowed funds	14,042	11,031
Total interest expense	28,254	28,999
Net interest income	24,140	19,231
Provision for loan losses	2,640	60
Net interest income after provision for loan losses	21,500	19,171

Non-interest income:
Total other than temporary impairment ("OTTI") losses	(6,104)	-
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	1,064	-
Net OTTI recognized in earnings	(5,040)	-
Service charges and other fees	858	1,049
Net mortgage banking (loss) income	(1,169)	286
Net gain on sales of investment securities	431	-
Income from bank owned life insurance	493	492
Other	381	340
Total non-interest (loss) income	(4,046)	2,167

Non-interest expense:
Salaries and employee benefits	6,874	6,401
Stock benefit plan amortization expense	927	833
Occupancy and equipment	2,086	1,570
Federal deposit insurance premiums	809	65
Data processing costs	754	778
Other	2,158	2,633
Total non-interest expense	13,608	12,280

Income before income taxes	3,846	9,058
Income tax expense	996	3,101
Net income	$2,850	$5,957

Earnings per Share:
Basic	$0.09	$0.18
Diluted	$0.09	$0.18

See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands)
	Three Months Ended March 31,
	2009	2008
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Common Stock (Par Value $0.01):
Balance at beginning of period	$511	$509
Balance at end of period	511	509
Additional Paid-in Capital:
Balance at beginning of period	213,917	208,369
Stock options exercised	-	180
Tax (expense) benefit of stock plans	(11)	16
Amortization of excess fair value over cost – ESOP stock and stock options expense	451	471
Balance at end of period	214,357	209,036
Retained Earnings:
Balance at beginning of period	297,848	288,112
Net income for the period	2,850	5,957
Cash dividends declared and paid	(4,603)	(4,546)
Cumulative effect adjustment for the adoption of the transition requirements of Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158")	-	(23)
Cumulative effect adjustment for the adoption of Financial Accounting Standards Board ("FASB") Staff Position No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP 115-2"), net of taxes	1,255	-
Balance at end of period	297,350	289,500
Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of period	(11,111)	(4,278)
Cumulative effect adjustment for the adoption of FSP 115-2, net of tax	(1,255)	(64)
Amortization and reversal of net unrealized loss on securities transferred from available-for- sale to held-to-maturity, net of tax	891	-
Non-credit component of OTTI charge recognized during the period, net of tax	(583)	-
Change in other comprehensive (loss) income during the period, net of tax	3,474	(343)
Balance at end of period	(8,584)	(4,685)
ESOP:
Balance at beginning of period	(3,933)	(4,164)
Amortization of earned portion of ESOP stock	58	58
Balance at end of period	(3,875)	(4,106)
Unearned Restricted Stock Award Common Stock
Balance at beginning of period	(1,790)	(634)
Amortization of earned portion of restricted stock awards	231	107
Balance at end of period	(1,559)	(527)
Treasury Stock, at cost
Balance at beginning of period	(210,471)	(211,121)
Purchase of treasury shares, at cost	-	(654)
Balance at end of period	(210,471)	(211,775)
Common Stock Held by BMP
Balance at beginning and end of period	(8,007)	(7,941)

Total Stockholders' Equity	279,722	270,011
STATEMENTS OF COMPREHENSIVE INCOME
Net Income	$2,850	$5,957
Amortization and reversal of net unrealized loss on securities transferred from available-for- sale to held-to-maturity, net of taxes of $734 during the three months ended March 31, 2009	891	-
Non-credit component of OTTI charge recognized during the period, net of tax benefit of $(479) during the three months ended March 31, 2009	(583)	-
Reclassification adjustment for securities sold during the period, net of taxes of $195 during the three months ended March 31, 2009	(236)	-
Net unrealized securities gains(losses) arising during the period, net of taxes (benefit) of $3,054 and $(292) during the three months ended March 31, 2009 and 2008, respectively	3,710	(343)
Comprehensive Income	$6,632	$5,614
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,850	$5,957
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of loans originated for sale	(1)	(87)
Net gain on sale of investment securities available-for-sale	(431)	-
Net depreciation and amortization	670	189
ESOP compensation expense	200	290
Stock plan compensation (excluding ESOP)	540	346
Provision for loan losses	2,640	60
Provision to increase the liability for loans sold with recourse	1,424	-
Recovery of write down of mortgage servicing asset	(60)	-
OTTI charge for investment securities recognized in earnings	5,040	-
Increase in cash surrender value of Bank Owned Life Insurance	(493)	(492)
Deferred income tax credit	(2,804)	(222)
Excess tax cost (benefit) of stock plans	11	(16)
Changes in assets and liabilities:
Origination of loans held for sale	(8,106)	(7,574)
Proceeds from sale of loans held for sale	7,730	7,004
Decrease (Increase) in other assets	291	(234)
(Decrease) Increase in other liabilities	(737)	7,106
Net cash provided by operating activities	8,764	12,327
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in federal funds sold and other short term investments	(20,230)	36,512
Proceeds from principal repayments of investment securities held-to-maturity	49	-
Proceeds from maturities of investment securities available-for-sale	-	1,000
Proceeds from calls and principal repayments of investment securities available-for-sale	-	508
Proceeds from sales of investment securities available-for-sale	10,359	-
Purchases of investment securities available-for-sale	-	(4,428)
Principal collected on mortgage backed securities available-for-sale	17,946	9,845
Purchases of mortgage backed securities available-for-sale	-	(100,854)
Net increase in loans	(8,210)	(57,093)
Purchases of fixed assets, net	(241)	(1,361)
Redemption (Purchase) of FHLBNY capital stock	2,700	(450)
Net cash provided by (used in) investing activities	2,373	(116,321)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in due to depositors	75,473	13,638
Net (decrease) increase in escrow and other deposits	(33,698)	32,064
Increase in securities sold under agreements to repurchase	-	75,000
(Decrease) Increase in FHLBNY advances	(60,000)	10,000
Cash dividends paid	(4,603)	(4,546)
Exercise of stock options	-	180
Excess tax (cost) benefit of stock plans	(11)	16
Purchase of treasury stock	-	(654)
Net cash (used in) provided by financing activities	(22,839)	125,698
(DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(11,702)	21,704
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	211,020	101,708
CASH AND DUE FROM BANKS, END OF PERIOD	$199,318	$123,412
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$691	$3,439
Cash paid for interest	28,224	28,259
Portfolio loans transferred to held for sale	$100,000	-
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	53	-
Reversal of unrealized loss on securities transferred from available-for-sale to held-to-maturity	1,572	-
Increase (Decrease) in accumulated other comprehensive loss	(3,710)	343

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   NATURE OF OPERATIONS

Dime Community Bancshares, Inc. (the "Holding Company") is a Delaware corporation and parent company of The Dime Savings Bank of Williamsburgh (the "Bank"), a federally-chartered stock savings bank.  The Holding Company's direct subsidiaries are the Bank, Dime Community Capital Trust 1 and 842 Manhattan Avenue Corp.  The Bank's direct subsidiaries are Boulevard Funding Corp., Havemeyer Investments, Inc., DSBW Preferred Funding Corporation, DSBW Residential Preferred Funding Corp., Dime Reinvestment Corp. and 195 Havemeyer Corp.

The Bank maintains its headquarters in the Williamsburg section of Brooklyn, New York and operates twenty-three full service retail banking offices located in the New York City boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank’s principal business has been, and continues to be, gathering deposits from customers within its market area, and investing them primarily in multifamily residential, commercial real estate, one- to four-family residential, construction and land acquisition, and consumer loans, as well as mortgage-backed securities (“MBS”), obligations of the U.S. Government and Government Sponsored Entities ("GSEs"), and corporate debt and equity securities.

2.   SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of March 31, 2009, and the results of operations and statements of comprehensive income, changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2009 and 2008.  The results of operations for the three-month periods ended March 31, 2009 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2009.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the SEC.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas in the accompanying consolidated financial statements where estimates are significant include the allowance for loans losses, valuation of mortgage servicing rights, asset impairment adjustments related to the valuation of goodwill and OTTI of securities, loan income recognition, the valuation of financial instruments, recognition of deferred tax assets and unrecognized tax benefits and the accounting for defined benefit plans sponsored by the Company.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2008 and notes thereto.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

On April 9, 2009, the FASB issued FSP 115-2.  FSP 115-2 amended the guidance provided under GAAP related to OTTI of debt securities in order to make it more operational.  FSP 115-2 modifies the technical criteria related to both the recovery of impairment and collectibility of cash flows that a reporting entity may employ in order to avoid recognizing OTTI.  Under FSP 115-2, OTTI that has been determined to exist on debt securities is required to be divided between credit and non-credit components, with changes in the credit component recognized in earnings, and changes in the non-credit component recognized in other comprehensive income.  In determining the credit-related amount of OTTI to be recognized, FSP 115-2 permits the reporting entity to discount the expected cash flows at the effective interest rate implicit in the security at the date of acquisition.  FSP 115-2 also requires additional disclosures related to all securities owned by the reporting entity.  The guidance provided by FSP 115-2 did not amend existing recognition and measurement guidance related to OTTI of equity securities.  FSP 115-2 is required to be applied to existing and new investments held by the reporting entity at the beginning of the interim period of adoption.  For debt securities held at the beginning of the interim period of adoption for which OTTI was previously recognized, the entity recognizes the cumulative effect of adopting FSP 115-2 as an adjustment to the opening balance of retained earnings.  FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted.   The Company elected to early adopt FSP 115-2 effective January 1, 2009, reclassifying $1.2 million from accumulated other comprehensive loss to retained earnings as a cumulative effect adjustment, representing the non-credit component of previously recognized OTTI.

On April 9, 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FAS 107-1").  FAS 107-1 amends SFAS 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), to require that disclosures about fair value of financial instruments mandated under SFAS 107 be made for all interim periods.  FAS 107-1 also amended FASB Accounting Practice Board Opinion No. 28, "Interim Financial Reporting" ("APB 28"), to require that the disclosures mandated under APB 28 be made at each interim period.  FAS 107-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted.   The Company did not elect to early adopt FAS 107-1.

On April 9, 2009, the FASB issued Staff Position No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FAS 157-4").  FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, and provides guidance on identifying circumstances that indicate a transaction is not orderly.  FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with earlier adoption permitted.  If a reporting entity elects to early adopt either FAS 115-2 or FAS 107-1, it must also early adopt FAS 157-4 in the same interim period.  Since the Company elected to early adopt FAS 115-2, it was required to early adopt FAS 157-4.  FAS 157-4 was applied to the methodology utilized by the Company to determine the fair value of its pooled trust preferred securities at March 31, 2009.

On January 12, 2009, the FASB issued Staff Position No. EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20"  ("FSP EITF 99-20-1").  FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets" ("EITF 99-20"), to achieve more consistent determination of whether an OTTI has occurred.  GAAP provides two different models for determining whether the impairment of a debt security is other than temporary.  EITF 99-20 requires the use of market participant assumptions about future cash flows. This cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.  SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") does not require exclusive reliance on market participant assumptions about future cash flows. Rather, SFAS 115 permits the use of reasonable management judgment of the probability that the holder will be unable to collect all amounts due.  FSP EITF 99-20-1 retains and emphasizes the objective of an OTTI assessment and the related disclosure requirements in SFAS 115, and permits the evaluation of impaired assets under the jurisdiction of EITF 99-20 to be evaluated in accordance with the OTTI methodology of SFAS 115.  EITF 99-20-1 was effective immediately upon issuance.  Adoption of EITF 99-20-1 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, "Employers' Disclosures About Postretirement Benefit Plan Assets" ("FSP 132R-1").  FSP 132R-1 requires additional disclosure regarding investment allocations, major categories, valuation techniques and concentrations of risk related to plan assets held in an employer's defined benefit pension or postretirement plan.  FSP 132R-1 further requires disclosure of any effects of utilizing significant unobservable inputs [as defined in SFAS 157, "Fair Value Measurements" ("SFAS 157")] upon the overall change in the fair value of plan assets during the reporting period.  FSP 132R-1 is effective for years ending after December 31, 2009.  The Company is currently evaluating the impact of adoption.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). Under FSP EITF 03-6-1, unvested share-based payment awards which receive non-forfeitable dividend rights or dividend equivalents are considered participating securities and are required to be included in computing earnings per share ("EPS") under the two-class method outlined in SFAS 128, "Earnings per Share."  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  Adoption of FSP EITF 03-6-1 did not have a material impact upon the Company's consolidated results of operations, as all potential participating securities were already included in the calculation of the Company's periodic basic and diluted shares.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161").   SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about (i) the manner in which and reason that an entity uses derivative instruments, with particular emphasis upon underlying risk, (ii) the manner in which derivative instruments and related hedged items are accounted for under SFAS 133, " Accounting for Derivative Instruments and Hedging Activities" and its related interpretations, and (iii) (in tabular form) the manner in which derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 further requires enhanced disclosures of credit-risk-related contingent features of derivative instruments.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  Adoption of SFAS 161 did not have a material impact upon the Company's consolidated financial condition or results of operations.

In February 2008, the FASB issued Staff Position No. FAS 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions" ("FSP 140-3"), which provides guidance on accounting for a transfer of a financial asset and repurchase financing. FSP 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), however, if certain criteria are satisfied, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS 140. Under FSP 140-3, a transferor and transferee shall not separately account for a transfer of a financial asset and a related repurchase financing unless: (i) the two transactions have a valid and distinct business or economic purpose for being entered into separately, and (ii) the repurchase financing does not result in the initial transferor regaining control over the financial asset.  FSP 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  Adoption of FSP 140-3 did not have a material impact upon the Company's consolidated financial condition or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements— an amendment of ARB No. 51" ("SFAS 160").  SFAS 160 requires that, for purposes of accounting and reporting, minority interests be re-characterized as non-controlling interests and classified as a component of equity.  SFAS 160 also requires financial reporting disclosures that clearly identify and distinguish between the interests of the parent and the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements other than not-for-profit organizations, however, will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  Adoption of SFAS 160 did not have a material impact upon the Company's consolidated financial condition or results of operations.

4.   TREASURY STOCK

There was no activity related to treasury stock during the three months ended March 31, 2009.

5.   ACCOUNTING FOR GOODWILL

The Company has designated the last day of its fiscal year as its date for annual impairment testing.  The Company performed an impairment test as of December 31, 2008 and concluded that no impairment of goodwill existed.  However, subsequent to December 31, 2008, the price of the Holding Company's common stock declined to such a level that its total market capitalization has, on occasion, fallen below its consolidated stockholders' equity.  As a result, the Company performed goodwill impairment tests periodically during the three months ended March 31, 2009 and concluded, in each instance, that no impairment of goodwill existed.  The latest of these tests was performed as of March 31, 2009.  No events or circumstances have changed subsequent to March 31, 2009 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or changes in circumstances would require the immediate performance of an impairment test in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."

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

The following is a reconciliation of the numerators and denominators of basic EPS and diluted EPS for the periods presented:

	Three Months Ended March 31,
	2009	2008
	(Dollars in Thousands)
Numerator:
Net Income per the Consolidated Statements of Operations	$2,850	$5,957
Denominator:
Weighted-average number of shares outstanding utilized in the calculation of basic EPS	32,883,077	32,464,132

Common stock equivalents resulting from the dilutive effect of "in-the-money" outstanding stock options	5,242	214,180
Anti-dilutive effect of tax benefits associated with "in-the-money" outstanding stock options	-	(57,499)
Weighted average number of shares outstanding utilized in the calculation of diluted EPS	32,888,319	32,620,813

Common stock equivalents resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the Company's common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 3,107,099 and 1,067,575 weighted-average stock options outstanding for the three-month periods ended March 31, 2009 and 2008, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

7.    ACCOUNTING FOR STOCK BASED COMPENSATION

During the three-months ended March 31, 2009 and 2008, the Holding Company and Bank maintained the Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees, the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees and the 2004 Stock Incentive Plan (collectively the "Stock Plans"), which are discussed more fully in Note 15 to the Company's audited consolidated financial statements for the year ended December 31, 2008, and which are subject to the accounting requirements of SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123R").

Stock Option Awards

Combined activity related to stock options granted under the Stock Plans during the periods presented was as follows:

	At or for the Three Months Ended March 31,
	2009	2008
	(Dollars in Thousands Except Option Price Amounts)
Options outstanding – beginning of period	3,116,564	3,165,997
Options granted	-	34,425
Weighted average exercise price of grants	-	$14.92
Options exercised	-	13,863
Weighted average exercise price of exercised options	-	$13.07
Options forfeited	-	-
Weighted average exercise price of forfeited options	-	-
Options outstanding – end of period	3,116,564	3,186,559
Weighted average exercise price of outstanding options at the end of period	$14.97	$14.64
Remaining options available for grant	1,133,027	84,550
Exercisable options at end of period	2,261,198	2,155,634
Weighted average exercise price of exercisable options at the end of period	$15.18	$15.05
Cash received for option exercise cost	-	$180
Income tax benefit (cost) recognized	-	(16)
Compensation expense recognized	310	238
Remaining unrecognized compensation expense	2,419	2,249
Weighted average remaining years for which compensation expense is to be recognized	2.4	3.1

The range of exercise prices and weighted-average remaining contractual lives of both options outstanding and vested options were as follows:

	Outstanding Options as of March 31, 2009
Range of Exercise Prices	Amount	Weighted Average Exercise Price	Weighted Average Contractual Years Remaining	Exercisable Options as of March 31, 2009
$4.50 - $5.00	9,465	$4.56	0.8	9,465
$10.50 - $11.00	380,351	10.91	2.6	380,351
$13.00-$13.50	530,278	13.16	3.8	530,278
$13.51-$14.00	958,875	13.74	8.1	279,000
$14.50-$15.00	34,425	14.92	9.1	-
$15.00-$15.50	318,492	15.10	6.2	318,492
$16.00-$16.50	76,320	16.45	5.8	76,320
$16.51-$17.00	61,066	16.73	9.3	-
$18.00-$18.50	90,000	18.18	9.2	10,000
$19.50-$20.00	657,292	19.90	4.8	657,292
Total	3,116,564	$14.97	5.8	2,261,198

The weighted average exercise price and contractual years remaining for exercisable options was $15.18 and 4.9 years, respectively, at March 31, 2009.  There were no grants of stock options under the Stock Plans during the three months ended March 31, 2009.  The weighted average fair value per option at the date of grant for stock options granted during the three-months ended March 31, 2008 was estimated as follows:

Three Months Ended March 31, 2008
Total options granted	34,425
Estimated fair value on date of grant	$3.20
Pricing methodology utilized	Black- Scholes
Expected life (in years)	6.25
Interest rate	2.77%
Volatility	30.00
Dividend yield	3.75

Other Stock Awards

Restricted Stock Awards – The Company, from time to time, issues restricted stock awards to outside directors and officers under the 2004 Stock Incentive Plan.  Typically, awards made to outside directors fully vest on the first anniversary of the grant date, while awards made to officers vest in equal annual installments over a four or five-year period.

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan during the periods indicated:

	At or for the Three Months Ended March 31,
	2009	2008
	(Dollars in Thousands)
Unvested allocated shares – beginning of period	141,710	66,304
Shares granted	-	-
Shares vested	6,000	6,000
Unvested allocated shares – end of period	135,710	60,304
Unallocated shares - end of period	-	-
Compensation recorded to expense	$231	$107
Income tax expense (benefit) recognized	11	(2)

8.   ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR RECOURSE EXPOSURE ON MULTIFAMILY LOANS SOLD TO FANNIE MAE ("FNMA")

Changes in the allowance for loan losses for loans owned by the Bank were as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in Thousands)
Balance at beginning of period	$17,454	$15,387
Provision for loan losses	2,640	60
Charge-offs	(1,529)	(144)
Transfers to specific reserves for future losses deemed likely to occur	(347)	-
Recoveries	-	-
Transfer from reserves on loan commitments	133	362
Balance at end of period	$18,351	$15,665

Management's quarterly evaluation of the loan loss reserves takes into account not only performance of the current loan portfolio, but also general credit conditions and volume of new business, in determining the timing and amount of any future credit loss provisions. The increase in the provision for loan losses during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 reflected deterioration in the Bank's local real estate market.

The Bank also maintains a reserve liability in relation to the recourse exposure on multifamily loans sold to FNMA that reflects estimated future losses on this loan pool at each period end.  In determining the estimate of probable future losses, the Bank utilizes a methodology similar to that used in the calculation of its allowance for loan losses.  For all performing loans within the FNMA serviced pool, the reserve recognized is the present value of the estimated future losses calculated based upon the historical loss experience for comparable multifamily loans owned by the Bank.  For problem loans within the pool, the estimated future losses are determined in a manner consistent with impaired or classified loans within the Bank's loan portfolio.

The following is a summary of the aggregate balance of multifamily loans serviced for FNMA, the period-end balance of total recourse exposure associated with these loans, and activity related to the reserve liability.

	At or for the Three Months Ended March 31,
	2009	2008
	(Dollars in Thousands)
Outstanding balance of multifamily loans serviced for FNMA at period end	$507,476	$563,529
Total recourse exposure at end of period	21,865	21,189
Reserve Liability on the Recourse Exposure
Balance at beginning of period	$5,573	$2,436
Transfer of specific reserve for serviced loans re-acquired by the Bank	(3,025)	22
Provision for losses on problem loans(1)	1,424	-
Charge-offs and other net reductions in balance	(9)	-
Balance at period end	$3,963	$2,458
(1) Amount recognized as a component of mortgage banking income during the period.

On January 30, 2009, the Bank re-acquired four problem loans within this pool of loans serviced with recourse exposure for FNMA.  Upon re-acquisition, aggregate reserves of $3.0 million that were recorded related to these loans within other liabilities served to reduce the outstanding principal balance of the loans (reflecting a write-down of their outstanding principal balance to the lower of the current appraised or market value of the underlying collateral).

9.   INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following is a summary of major categories of securities owned by the Company at March 31, 2009:

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses	Book Value	Other Unrealized Losses	Market Value
Held-to-Maturity:
Pooled bank trust preferred securities	$19,731	$16,832	$(3,351)	-	$(4,075)(2)	$9,406	$(2,670)	$6,736
Available-for-sale:
Mutual fund investments	8,055	4,992	-	-	(48)	4,944	-	4,944
Agency note	1,020	1,020	-	2	-	1,022	-	1,022
Pass-through MBS issued by GSEs	190,573	190,573	-	4,993	-	195,566		195,566
Collateralized mortgage obligations ("CMOs") issued by GSEs	79,652	79,652	-	1,737	-	81,389	-	81,389
Private issuer pass through MBS	4,276	4,276	-	-	(847)	3,429	-	3,429
Private issuer CMOs	7,147	7,147	-	-	(196)	6,951	-	6,951
Total	$310,454	$304,492	(3,351)	$6,732	$(5,166)	$302,707	$(2,670)	$300,037
(1) Amount represents the purchase amortized / historical cost less any credit-related OTTI recognized through earnings.
(2) Amount represents the unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity)

As of March 31, 2009, the Company owned eight securities with an aggregate remaining amortized cost of $19.7 million based upon their purchase cost basis that were primarily secured by the preferred debt obligations of a pool of U.S. banks (with a small portion secured by debt obligations of insurance companies).  All eight of the pooled trust preferred securities have paid all contractual cash flows since the Company’s initial investment. In management’s judgment, however, the credit quality of the collateral pool underlying three of the securities deteriorated to the point that full recovery of the Company’s initial investment was considered uncertain, thus resulting in recognition of an OTTI charge.  The aggregate OTTI charge recognized on these securities was $6.3 million at March 31, 2009, of which $2.9 million was determined to be attributable to credit related factors and $3.4 million was determined to be attributable to non-credit related factors.

As of March 31, 2009, the Company also recognized an OTTI charge of $3.1 million on five actively-managed equity mutual fund investments.  This OTTI reflected both the significant deterioration in the valuation of the U.S. and international equity markets, as well as the extended duration of the decline.  At March 31, 2009, the unrealized loss on these equity mutual funds represented 47% of their cost basis, and the earliest estimated period in which the unrealized loss could reasonably be expected to be fully recovered was between 1.5 and 2.0 years.

The Company adopted FSP 115-2 effective January 1, 2009.  For its pooled bank trust preferred securities that were deemed to meet the OTTI criteria established under FSP 115-2, the Company applied the FSP 115-2 provisions for determining the credit related component of OTTI by discounting the expected future cash flows applicable to the securities at the effective interest rate implicit in the security at the date of acquisition.

The Company did not recognize an OTTI charge on any of its securities during the quarter ended March 31, 2008, and had no cumulative OTTI related to its securities as of March 31, 2008.  The following is a reconciliation of the pre-tax OTTI charges recognized on the Company's investment securities during the three months ended March 31, 2009:

	At or for the Three Months Ended March 31, 2009
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
Cumulative balance at December 31, 2008	$3,209	$-	$3,209
Cumulative effect adjustment of adopting FSP 115-2	(2,287)	2,287	-
OTTI recognized during the period	5,040	1,064	6,104
Cumulative balance at March 31, 2009	5,962	3,351	9,313

The remaining aggregate amortized cost of pooled bank trust preferred securities that could be subject to future OTTI charges through earnings was $16.8 million at March 31, 2009.  Of this total, unrealized losses of $7.4 million have already been recognized as a component of accumulated other comprehensive income.

The following table summarizes the gross unrealized losses and fair value of investment securities and MBS as of March 31, 2009, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Total		12 or More Consecutive Months of Unrealized Losses		Less than 12 Consecutive Months of Unrealized Losses
			(Dollars in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-Maturity Securities:
Pooled bank trust preferred securities (a)	$6,736	$10,096	$6,736	$10,096	$-	$-
Available-for-Sale Securities:
Private label MBS and CMOs	10,380	1,042	10,380	1,042	-	-
PIMCO Total Return Mutual Fund	1,398	48	-	-	1,398	48
Total	$18,514	$11,186	$17,116	$11,138	$1,398	$48
(a) At March 31, 2009, the recorded balance of these securities was $9.4 million.  This balance reflected both the remaining unrealized loss of $4.1 million that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity) for five trust preferred securities that have not been deemed OTTI, and an unrealized loss of $3.4 million that has been recognized in accumulated other comprehensive loss that represents the non-credit component of impairment for three trust preferred securities that have been deemed OTTI.  In accordance with both SFAS 115, and FSP 115-2, these unrealized losses are currently being amortized over the remaining estimated life of these securities.

None of the unrealized losses associated with the private label MBS and CMOs or PIMCO Total Return Fund shown in the above table were deemed to meet the criteria for OTTI at March 31, 2009.  Of the total unrealized loss on pooled bank trust preferred securities shown in the above table, $6.7 million was not deemed to satisfy the criteria for OTTI at March 31, 2009.  The following is a summary of management's determination that the criteria for OTTI was not met for each security classification:

Trust Preferred Securities

At March 31, 2009, the Bank owned five pooled bank trust preferred securities with an amortized cost of $11.4 million.  On September 1, 2008, the Company transferred these securities from its available-for-sale portfolio to its held-to-maturity portfolio.  Based upon the lack of an orderly market for these securities, management determined that a formal election to hold them to maturity was consistent with its initial investment decision.  The cumulative unrealized loss on these five securities is $6.7 million at March 31, 2009.

As of March 31, 2009, each of these securities had made all principal and interest payments in accordance with their contractual terms.  However, the market value of these securities was significantly below their amortized cost basis, reflecting both illiquidity in the marketplace and concerns over future bank failures.  Despite the significant decline in market value, management believes that the unrealized losses on these securities at March 31, 2009 were temporary, and that the full value of the investments would be realized once the market dislocations have been removed, or as the securities continue to make their contractual payments of principal and interest.  In making this determination, management considered the following:

In addition to satisfying all contractual payments since inception, each of the five securities demonstrated the following beneficial characteristics:

•	The Company has the intent and ability to hold these securities until they fully recover their impairment, evidenced by the election to reclassify them to held-to-maturity in 2008.
•	Each security has a diverse pool of underlying issuers
•	None of the securities have exposure to real estate investment trust issued debt (which has experienced high default rates)
•	Each security features either a mandatory auction or a de-leveraging mechanism that could result in principal repayments to the Bank prior to the stated maturity of the security
•	Each security is characterized by some level of over-collateralization
•
Based upon an internal review of the collateral backing the trust preferred securities portfolio, which accounted for current and prospective deferrals, each of the securities could reasonably be expected to continue making all contractual payments

•	Three of the five securities have maintained an investment grade rating since inception

Private Label Pass Through MBS and CMOs That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At March 31, 2009, the Company owned one private label pass-through MBS and three private label CMOs that possessed unrealized losses for 12 or more consecutive months.   One of the private label CMOs was satisfied in May 2009, with the Company receiving its full contractual principal and interest.  The two remaining private label CMOs had the highest possible credit quality rating by all independent rating agencies, while the private label pass-through MBS has maintained a split credit rating, with the most recently issued rating of AAA.  The unrealized losses on these securities have resulted from reduced marketplace liquidity, as private label MBS underwriting activity has ceased and investors have preferred MBS issued by GSEs.  These securities were not deemed to be other than temporarily impaired at March 31, 2009 due to the following: (1) their credit quality rating remained superior; (2) the Company's investment was in the most senior tranche (or repayment pool); (3) the Company has received all contractual payments of principal and interest on these securities and anticipates receipt of all future contractual payments; and (4) the Company had the intent and ability to hold the securities until the earlier of recovery or full receipt of their contractual payments.

10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted SFAS 157 on January 1, 2008.  The fair value hierarchy established under SFAS 157 is summarized as follows:

Level 1 Inputs – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs – Significant other observable inputs such as any of the following: (1) quoted prices for similar assets or liabilities in active markets, (2) quoted prices for identical or similar assets or liabilities in markets that are not active, (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates), or (4) inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

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

The following tables present the assets that are reported on the condensed consolidated statements of financial condition at fair value as of March 31, 2009 by level within the fair value hierarchy.  As required by SFAS 157, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured at Fair Value on a Recurring Basis
		Fair Value Measurements Using
Description	Total at March 31, 2009	Level 1	Level 2	Level 3	Losses for the Three Months Ended March 31, 2009
	(Dollars in Thousands)
Investment securities available-for-sale	$5,966	$4,944	$1,022	$-	$3,063
MBS available-for-sale	287,335	-	287,335	-	-

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

The Company's available-for-sale investment securities and MBS at March 31, 2009 were categorized as follows:

Investment Category	Percentage of Total	Valuation Level Under SFAS 157
Pass Through MBS or CMOs issued by GSEs	94.4%	Two
Pass Through MBS or CMOs issued by entities other than GSEs	3.5	Two
Agency note	0.4	Two
Mutual fund investments	1.7	One

The agency note owned by the Company possessed the highest possible credit rating published by multiple established credit rating agencies as of March 31, 2009.  Obtaining a market value as of March 31, 2009 for this security utilizing significant observable inputs as defined under SFAS 157 was not difficult due to its continued marketplace demand.  The pass through MBS and CMOs issued by GSEs, which comprised approximately 94.4% of the Company's total available-for-sale investment securities and MBS at March 31, 2009, all possessed the highest possible credit rating published by multiple established credit rating agencies as of March 31, 2009.  Obtaining a market value as of March 31, 2009 for these securities utilizing significant observable inputs as defined under SFAS 157 was not difficult due to their considerable demand.  For the pass through MBS and CMOs issued by entities other than GSEs, obtaining a market value utilizing significant observable inputs as defined under SFAS 157 was slightly more difficult due to the lack of regular trading activity as of March 31, 2009.  For these securities, the Company obtained market values from at least two credible market sources, and verified that these values were prepared utilizing significant observable inputs as defined under SFAS 157.  In accordance with established policies and procedures, the Company utilized a midpoint value obtained as its recorded fair value for securities that were valued with significant observable inputs.

Assets Measured at Fair Value on a Non-Recurring Basis
		Fair Value Measurements Using
Description	Total at March 31, 2009	Level 1	Level 2	Level 3	Losses for the Three Months Ended March 31, 2009
	(Dollars in Thousands)
Pooled trust preferred securities(1)	$2,095	$-	$-	$2,095	$3,039(2)
Impaired loans	3,965	-	-	3,965	495(3)
Loans held for sale	377	-	377	-	7
(1)	Amount represents the fair value of three held-to-maturity trust preferred securities that were deemed other-than temporarily impaired at March 31, 2009.
(2)	Amount represents the total OTTI recognized (credit or non-credit related) during the three months ended March 31, 2009.
(3)
Amount represents $148 of charge-offs and $347 of specific reserves established to write the outstanding principal down to the current appraised or marketed value of the underlying collateral property.

Pooled Trust Preferred Securities, Held to Maturity

At March 31, 2009, the Company owned eight pooled trust preferred securities classified as held-to-maturity.  Late in 2008, the market for these securities was deemed to be highly illiquid, and continued to be deemed as such as of March 31, 2009.  As a result, while the valuation of these securities had previously been obtained utilizing broker quotations (based upon significant observable inputs as defined in SFAS 157), at March 31, 2009, their estimated fair value was obtained primarily using a cash flow valuation approach (Level 3 pricing as defined by SFAS 157). Broker quotations, which were deemed to meet the criteria of "distressed sale" pricing under the guidance of FAS 157-4, were given a minor 10% weighting in the valuation of the securities at March 31, 2009.  A  cash flow valuation for the eight securities performed utilizing default, cash flow and discount rate assumptions determined by the Company's management (the "Internal Cash Flow Valuation") was given a 45% weighting. This valuation considered the creditworthiness of each individual issuer underlying the collateral pool of the eight securities.  In addition, for five of the eight securities, three independent cash flow model valuations were averaged and given a 45% weighting.  For the remaining three securities, only one independent cash flow valuation was available and was similarly given a 45% weighting.  The 10% weighting of broker quotes represents a change from the methodology applied at December 31, 2008 (at which time these quotes were given no weighting) and reflected the continued emphasis upon considering broker quotes stated by the FASB in FAS 157-4.

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

Cash flows – The actual cash flows for the Company's investment tranche of each security, adjusted to assume that all estimated defaults occurred on April 1, 2009, with an estimated recovery range between 1% and 10% over the cash flow period (the remaining life of the security).

Two of the three independent cash flow valuations were made utilizing a methodology similar to the Internal Cash Flow Valuation, differing only in the underlying assumptions deriving estimated cash flows, individual bank defaults and discount rate.  The third independent cash flow valuation was derived from a different methodology in which the actual cash flow estimate based upon the underlying collateral of the securities (including default estimates) was not considered.  Instead, this cash flow valuation was determined utilizing a discount rate determined from the Bloomberg fair market value curve for similar assets that continued to trade actively, with adjustments made for the illiquidity of the pooled trust preferred market.  Because of the significant judgment underlying each of the pricing assumptions, management elected to recognize each of the independent valuations and apply a weighting system to all of the valuations, including the Internal Cash Flow Valuation, as all of these valuations were determined utilizing a valid and objective pricing methodology.

The following is a summary of the average valuation derived on the eight securities from each of the three pricing sources considered in valuing these investments:

Source	Average Price Per $100	Weighting Applied
Broker sale quotation	$18.43	10%
Third party cash flow valuations	35.78	45%
Internal Cash Flow Valuation	38.33	45%

Impaired Loans

Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at March 31, 2009 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through current appraisals, where practical, or a drive-by inspection and comparison of the collateral with similar properties in the area by either a licensed appraiser or real estate broker and adjusted as deemed necessary by management to reflect current market conditions.  At March 31, 2009, four impaired loans were carried at fair value, with their principal balance reduced to the current appraised or market value of the underlying collateral property.  Net charge-offs recognized on these impaired loans were $148,000 during the quarter ended March 31, 2009, and were charged against the allowance for loans losses.  In addition, specific reserves of $347,000 were established on these loans as part of the provision for loan losses recorded during the three months ended March 31, 2009.  These reserves were recorded in order to reduce the principal balance of these loans to the current appraised or market value of their underlying collateral property.   Total charge-offs on impaired loans, including such loans that are not carried at fair value, were $3.2 million.

Loans Held for Sale

Three loans held for sale were recorded at fair value at March 31, 2009 since the contractual purchase price on the loan (as adjusted for all costs associated with the loan origination) did not exceed the principal balance of the loan.  The value of the loan represented the actual market quote issued by the purchasing institution that was subsequently paid for the respective loan shortly after March 31, 2009.

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

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)
Service cost	$-	$29	$-	$21
Interest cost	340	76	358	65
Expected return on assets	(297)	-	(485)	-
Unrecognized past service liability	-	14	-	(7)
Amortization of unrealized loss	291	-	67	4
Net periodic (credit) cost	$334	$119	$(60)	$83

The Company disclosed in its consolidated financial statements for the year ended December 31, 2008 that it expected to make contributions or benefit payments totaling $198,000 to the BMP, $131,000 to the Outside Director Retirement Plan, and $161,000 to the Postretirement Plan during the year ending December 31, 2009.  The Company made benefit payments of $32,000 to the Outside Director Retirement Plan during the three months ended March 31, 2009, and expects to make an additional $97,000 of contributions or benefit payments during the remainder of 2009.  The Company made net contributions totaling $17,000 to the Postretirement Plan during the three months ended March 31, 2009, and expects to make an additional estimated $144,000 of contributions or benefit payments during the remainder of 2009.  The Company made no contributions to the BMP during the three months ended March 31, 2009.  The Company does not expect to make any benefit payments or contributions to the BMP during the remainder of 2009, since anticipated retirements that formed the basis for the expected benefit payments in 2009 are presently not expected to occur.

The Company disclosed in its consolidated financial statements for the year ended December 31, 2008 that, due to changes in pension funding law that occurred in 2008 and sharp declines in asset values, the Company was unable to provide an estimate of expected contributions to the Employee Retirement Plan in 2009.  The Company made no contributions to the Employee Retirement Plan during the three months ended March 31, 2009, and, for the same reasons, remains unable to provide an estimate of expected contributions to the Employee Retirement Plan in 2009.

Effective December 31, 2008, the Company changed the financial statement disclosure measurement date for its defined benefit plans from October 1st to December 31st.  On January 1, 2008, the Company recorded reductions of $23,000 to retained earnings and $64,000 to accumulated other comprehensive loss related to this transition.

12.   INCOME TAXES

During the three months ended March 31, 2009, the Company's consolidated effective tax rate, which normally approximates 37%, was reduced to 26% as a result of $5.0 million of recorded OTTI expense.  Excluding this item, the Company's effective tax rate approximated 37.0% during the three months ended March 31, 2009.  During the three months ended March 31, 2008, the Company recorded a decline of $662,000 in income tax expense related to a reduction in its reserve for unrecognized tax benefits, as events occurring during the period resulted in the probable recognition of these benefits.  This decline lowered the effective tax rate to 34% during the quarter ended March 31, 2008.  Excluding this item, the consolidated effective tax rate would have been 37% during the three months ended March 31, 2008.

13.   NET MORTGAGE BANKING INCOME

Net mortgage banking income presented in the condensed consolidated statements of operations was comprised of the following items:

	Three Months Ended March 31,
	2009	2008
	(Dollars in Thousands)
Gain on the sale of loans originated for sale (1)	$1	$87
Provision to increase the reserve for loans sold with recourse	(1,424)	-
Recovery of write down of mortgage servicing asset	60	-
Mortgage banking fees (1)	194	199
Net mortgage banking (loss) income	$(1,169)	$286

(1)
These amounts for the three-months ended March 31, 2008 have been reclassified to conform to their presentation for the three-months ended March 31, 2009.  These amounts were included in non-interest income during the three-months ended March 31, 2008.  The reclassification thus does not result in a materially different presentation.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Holding Company is a Delaware corporation and parent company of the Bank, a federally-chartered stock savings bank.  The Bank maintains its headquarters in the Williamsburg section of Brooklyn, New York and operates twenty-three full service retail banking offices located in the New York City ("NYC") boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank’s principal business has been, and continues to be, gathering deposits from customers within its market area, and investing them primarily in multifamily residential, commercial real estate, one- to four-family residential, construction and land acquisition loans, consumer loans, MBS, obligations of the U.S. government and GSEs, and corporate debt and equity securities.

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

The Bank's primary strategy is to generally seek to increase its product and service utilization for each individual depositor, and to increase its household and deposit market shares in the communities that it serves.  In addition, the Bank’s primary strategy includes the origination of, and investment in, mortgage loans, with an emphasis on multifamily residential and mixed use real estate loans.  During 2008, the Company grew assets due to continued loan demand and favorable marketplace conditions surrounding the origination of multifamily residential real estate loans.  In late 2008 and during the three months ended March 31, 2009, the Company restricted asset growth due to concerns over the health of the commercial real estate markets, and the desire to preserve capital levels to accommodate these concerns.

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

The year ended December 31, 2008 and the three months ended March 31, 2009 were dominated by a global real estate and economic recession fueled by significant weakness and/or failure in many of the world's largest financial institutions.  As a result, the Bank recognized higher credit costs on portfolio loans, loans sold to FNMA with recourse, and pooled trust preferred and equity mutual fund security investments during the three months ended March 31, 2009 compared to the three months ended March 31, 2008. However, historically high dislocations in credit markets caused origination spreads from the benchmark origination interest rate to increase significantly during the year ended December 31, 2008 and the three months ended March 31, 2009.  This increase, coupled with a reduction in benchmark short-term interest rates by the Federal Open Market Committee ("FOMC") (which greatly impacted the pricing of the Bank's retail deposits), favorably impacted the Company's net interest spread and net interest margin during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Recent Market Developments

Emergency Economic Stabilization Act of 2008 (the “EESA”)

The U.S. and global economies are experiencing significantly reduced activity as a result of, among other factors, disruptions in the financial system during the past year as well as various other recessionary conditions. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced, and in some cases ceased to provide, funding to borrowers, including other financial institutions. These factors resulted in limited availability of credit, reduced confidence in the financial sector, and an increased level of volatility in the financial markets.

In response to the financial crises affecting the banking system and financial markets, the EESA was enacted on October 3, 2008. The EESA grants the U.S. Department of Treasury ("Treasury") the authority, among others, to establish the Troubled Asset Relief Program ("TARP") to purchase up to $700 billion of certain troubled assets, including mortgages, MBS and certain other financial instruments, from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

If a publicly-traded financial institution sells troubled assets into the TARP, Treasury will receive a warrant giving it the right to receive nonvoting common stock or preferred stock in such financial institution, or voting stock with respect to which Treasury agrees not to exercise voting power, subject to certain de minimis exceptions.  Further, all financial institutions that sell troubled assets to the TARP and satisfy certain conditions will also be subject to certain executive compensation restrictions.

In addition to establishing the TARP, the EESA urges the Secretary of the Treasury to establish a program that will guarantee the principal of, and interest on, troubled assets originated or issued prior to March 14, 2008.  The Secretary of the Treasury will establish premiums for financial institutions that participate in this program and may provide for variations in such rates in accordance with the credit risk associated with the particular troubled asset being guaranteed.

TARP Capital Purchase Program

Under the TARP, on October 14, 2008, the Treasury announced the TARP Capital Purchase Program to strengthen the capital and liquidity positions of viable institutions and encourage banks and thrifts to increase lending to creditworthy borrowers. Under the TARP Capital Purchase Program, qualifying financial institutions were able to sell senior preferred shares to the Treasury, which qualify as Tier 1 capital for regulatory capital purposes. In conjunction with its senior preferred investment, Treasury also receives warrants to purchase common stock of the participating institution with an aggregate market price equal to 15% of the senior preferred investment.  The minimum amount of preferred stock that would be issued was equal to 1% of the institution’s risk-weighted assets, and the maximum was the lesser of $25 billion or 3% of the institution's risk-weighted assets. Participating financial institutions are required to adopt Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the program.

On January 5, 2009, after receiving approval of its application from Treasury, the Company announced that it decided to forego participation in the TARP Capital Purchase Program.  The Company conducted extensive financial analysis and concluded that the benefits of the TARP Capital Purchase Program to the Company and its shareholders were mitigated by several factors, including the Company's strong capital levels and historically prudent investment and underwriting practices, and the potential dilution to both earnings and book value that participation in the TARP Capital Purchase Program would have created over the next three to five years.

Temporary Liquidity Guarantee Program

On November 21, 2008, the FDIC adopted the Temporary Liquidity Guarantee Program (“TLGP”) pursuant to its authority to prevent “systematic risk” in the U.S banking system. It was adopted as an initiative to counter the system-wide crisis in the nation’s financial sector.  Under the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009 under the Debt Guarantee Program ("DGP"), and (ii) fully insure non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions through December 31, 2009 under the Transaction Account Guarantee Program ("TAGP").  The Company elected not to participate in the TLGP.

Eligible institutions were covered under the TLGP at no cost for the first 30 days.  Institutions that elected not to participate in one or both parts of the TLGP were required to notify the FDIC of their election to opt out on or before December 5, 2008.  Institutions that did not opt out are subject to a fee of 50 to 100 basis points per annum based on the length of maturity of senior unsecured debt issued under the DGP.  Under the TAGP, a 10 basis point surcharge will be added to the institution’s current insurance assessment, quarterly, for balances in non-interest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000.  Although the TLGP was originally scheduled to expire in June 2009, on February 10, 2009 the FDIC announced its intention to extend the TLGP through October 2009 for an additional premium.

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

It is unclear what impact the EESA, TARP Capital Purchase Program, TLGP, other previously announced liquidity and funding initiatives of the Federal Reserve and other agencies, and any additional programs that may be initiated in the future will have on the financial markets and the other difficulties described above, including the current levels of volatility and limited credit availability, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further negative effects could have an adverse impact on the Company and its business.

Insurance of Deposit Accounts

On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and set the initial base assessment rates beginning April 1, 2009 at 12 to 45 basis points depending on an institution’s risk category, with adjustments resulting in increased assessment rates generally for institutions with a significant reliance on secured liabilities and brokered deposits.

On February 27, 2009, the FDIC also adopted an interim rule imposing a 20 basis point emergency special assessment on the industry on June 30, 2009, to be collected on September 30, 2009.  The interim rule also permits the FDIC to impose an emergency special assessment of up to 10 basis points after June 30, 2009, if necessary to maintain public confidence in federal deposit insurance.

Based upon the Bank's insured deposit balances at March 31, 2009, the Bank estimates that its total assessments will range between 15 and 17 basis points (not including the special assessment) during the year ending December 31, 2009.  The adopted increases in assessments will result in total pre-tax assessment expense of approximately $3.5 million to $4.0 million during 2009, and the 20 basis point special assessment under the interim rule would result in aggregate additional pre-tax expense of approximately $4.5 million.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)
	For the Three Months Ended March 31,
	2009	2008
Performance and Other Selected Ratios:
Return on Average Assets	0.28%	0.68%
Return on Average Stockholders' Equity	4.08	8.87
Stockholders' Equity to Total Assets	6.92	7.42
Tangible Equity to Total Tangible Assets	5.83	6.09
Loans to Deposits at End of Period	141.23	133.76
Loans to Earning Assets at End of Period	89.82	87.44
Net Interest Spread	2.21	2.01
Net Interest Margin	2.51	2.32
Average Interest Earning Assets to Average Interest Bearing Liabilities	108.65	108.50
Non-Interest Expense to Average Assets	1.35	1.40
Efficiency Ratio	55.09	57.39
Effective Tax Rate	25.90	34.23
Dividend Payout Ratio	155.56	77.78
Average Tangible Equity	$233,200	$216,623
Per Share Data:
Reported EPS (Diluted)	$0.09	$0.18
Cash Dividends Paid Per Share	0.14	0.14
Stated Book Value	8.18	7.97
Tangible Book Value	6.80	6.46
Asset Quality Summary:
Net Charge-offs	$1,876	$144
Non-performing Loans	13,123	3,090
Non-performing Loans/Total Loans	0.40%	0.11%
Non-performing Assets	$13,423	$3,985
Non-performing Assets/Total Assets	0.33%	0.11%
Allowance for Loan Loss/Total Loans	0.56	0.53
Allowance for Loan Loss/Non-performing Loans	139.84	506.96
Regulatory Capital Ratios (Bank Only):
Tangible Capital	7.85%	7.77%
Leverage Capital	7.85	7.77
Tier 1 Risk-based Capital	11.14	11.10
Total Risk-based Capital	11.83	11.78
Earnings to Fixed Charges Ratios (1)
Including Interest on Deposits	1.13x	1.31x
Excluding Interest on Deposits	1.26	1.77
(1) Please refer to Exhibit 12.1 for further detail on the calculation of these ratios.

Critical Accounting Policies

Various elements of the Company’s accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policies with respect to the methodologies it uses to determine the allowance for loan losses, reserves for loan commitments and FNMA recourse exposure, the valuation of mortgage servicing rights ("MSR"), asset impairments (including the valuation of goodwill and other than temporary declines in the valuation of securities), the recognition of deferred tax assets and unrecognized tax positions, the recognition of loan income, the valuation of financial instruments and accounting for defined benefit plans are its most critical accounting policies because they are important to the presentation of the Company’s consolidated financial condition and results of operations, involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material variations in the Company's consolidated results of operations or financial condition.

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

               The Bank's loan loss reserve methodology consists of several components, including a review of the two elements of its loan portfolio: problem loans [i.e., classified loans and impaired loans under SFAS No. 114, "Accounting By Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures an amendment of FASB Statement No. 114" ("Amended SFAS 114")] and performing loans.  The Bank applied the process of determining the allowance for loan losses consistently throughout the three months ended March 31, 2009 and 2008.

Performing Loans

At March 31, 2009, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio.  Performing loans are reviewed at least quarterly based upon the premise that there are losses inherent within the loan portfolio that have not been identified as of the review date.  The Bank thus calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage and applying it to its performing loans.  In deriving the expected loan loss percentage, the Bank generally considers, among others, the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multifamily residential, commercial real estate, cooperative apartment, construction and land acquisition or consumer); the underwriting history of the loan (i.e., whether it was underwritten by the Bank or a predecessor institution acquired by the Bank and, therefore, originally subjected to different underwriting criteria); both the current condition and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data to derive the expected loan loss percentages); the level of, and trend in, non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by real estate located in the NYC metropolitan area) or specific industry conditions within the portfolio segments.  Since these criteria affect the expected loan loss percentages that are applied to performing loans, changes in any of them may affect the amounts of the allowance and the provision for loan losses.

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

The Bank's policy is to charge-off immediately all balances classified as ''Loss'' and record a reduction of the allowance for loan losses for the full amount of the outstanding loan balance.  The Bank applied this process consistently throughout the three months ended March 31, 2009 and 2008.

Under the guidance established by Amended SFAS 114, loans determined to be impaired (i.e., loans where it is probable that all contractual amounts due will not be collected in accordance with the terms of the loan; generally, non-accrual one- to four-family loans in excess of $625,500 and non-accrual and troubled-debt restructured multifamily residential and commercial real estate loans) are evaluated at least quarterly in order to establish impairment.  For each loan that the Bank determines to be impaired, impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimated fair value of the collateral.  A specific reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses.   (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Asset Quality – Impaired Loans" for a discussion of impaired loans).

Non-performing one- to four-family loans of $625,500 or less are not required to be evaluated for impairment, and are classified as Substandard, Doubtful or Loss, and reviewed and reserved for or recorded in the manner discussed above for loans of such classification.

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

Goodwill Impairment Analysis.

As of March 31, 2009, the Company had goodwill totaling $55.6 million, which is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").  SFAS 142 eliminates amortization of goodwill and instead requires performance of an annual impairment test at the reporting unit level.  Management annually performs analyses to test for impairment of goodwill.  In the event that an impairment of goodwill is determined to exist, it is recognized as a charge to earnings.

The Company identified a single reporting unit for purposes of its goodwill impairment testing, and thus performs its impairment test on a consolidated basis.  The impairment test has two potential stages.  In the initial stage, the Holding Company's market capitalization (reporting unit fair value) is compared to its outstanding equity (reporting unit carrying value).  The Company utilizes closing price data for the Holding Company's common stock as reported on the Nasdaq National Market in order to compute market capitalization. The Company has designated the last day of its fiscal year as the annual date for impairment testing. The Company performed its annual impairment test as of December 31, 2008 and concluded that no potential impairment of goodwill existed since the fair value of the Company's reporting unit exceeded its carrying value.  However, subsequent to December 31, 2008, the price of the Holding Company's common stock declined to such a level that the Company's total market capitalization has, on occasion, fallen below its consolidated stockholders' equity.  As a result, no assurance can be given that the Company will not recognize an impairment loss on goodwill during the year ending December 31, 2009.  In the event that an impairment is recognized, it will not impact the Company's consolidated tangible capital ratio or tangible book value, nor will it impact any of the Bank's requisite capital levels or ratios.

Valuation of Financial Instruments and Analysis of OTTI Related to Investment Securities and MBS

Debt securities are classified as held-to-maturity, and carried at amortized cost, only if the Company has a positive intent and ability to hold them to maturity.

At March 31, 2009, the Company owned eight pooled trust preferred securities classified as held-to-maturity.  Late in 2008, the market for these securities was deemed to be highly illiquid, and continued to be deemed as such as of March 31, 2009.  As a result, while the valuation of these securities had previously been obtained utilizing broker quotations (based upon significant observable inputs as defined in SFAS 157), at March 31, 2009, their estimated fair value was obtained primarily using a cash flow valuation approach (Level 3 pricing as defined by SFAS 157). Broker quotations, which were deemed to meet the criteria of "distressed sale" pricing under the guidance of FAS 157-4, were given a minor 10% weighting in the valuation of the securities at March 31, 2009.  The Internal Cash Flow Valuation was given a 45% weighting.  In addition, for five of the eight securities, three independent cash flow model valuations were averaged and given a 45% weighting.  For the remaining three securities, only one independent cash flow valuation was available and was similarly given a 45% weighting.

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

Cash flows – The actual cash flows for the Company's investment tranche of each security, adjusted to assume that all estimated defaults occurred on April 1, 2009, with an estimated recovery range between 1% and 10% over the cash flow period (the remaining life of the security).

Two of the three independent cash flow valuations were made utilizing a methodology similar to the Internal Cash Flow Valuation, differing only in the underlying assumptions deriving estimated cash flows, individual bank defaults and discount rate.  The third independent cash flow valuation was derived from a different methodology in which the actual cash flow estimate based upon the underlying collateral of the securities (including default estimates) was not considered.  Instead, this cash flow valuation was determined utilizing a discount rate determined from the Bloomberg fair market value curve for similar assets that continued to trade actively, with adjustments made for the illiquidity of the pooled trust preferred market.  Because of the significant judgment underlying each of the pricing assumptions, management elected to recognize each of the independent valuations and apply a weighting system to all of the valuations, including the Internal Cash Flow Valuation, as all of these valuations were determined utilizing a valid and objective pricing methodology.

The following is a summary of the average valuation derived on the eight securities from each of the three pricing sources considered in valuing these investments:

Source	Average Price Per $100	Weighting Applied
Broker sale quotation	$18.43	10%
Third party cash flow valuations	35.78	45%
Internal Cash Flow Valuation	38.33	45%

Debt securities that are not classified as held-to-maturity, along with all equity securities, are classified as available-for-sale.  The Company owned no securities classified as trading securities during the three months ended March 31, 2009 and 2008.  Available-for-sale debt and equity securities that have readily determinable fair values are carried at fair value.  All of the Company's available-for-sale securities at March 31, 2009 had readily determinable fair values, which were based on published or securities dealers' market values.

The Company conducts a periodic review and evaluation of its securities portfolio, taking into account the severity and duration of each unrealized loss, as well as management's intent and ability to hold the security until the unrealized loss is substantially eliminated, in order to determine if a decline in market value of any security below its carrying value is either temporary or other than temporary.  Unrealized losses on held-to-maturity securities that are deemed temporary are disclosed but not recognized.  Unrealized losses on debt or equity securities available-for-sale that are deemed temporary are excluded from net income and reported net of deferred taxes as other comprehensive income or loss.  All unrealized losses that are deemed other than temporary on either available-for-sale or held-to-maturity securities are recognized immediately as a reduction of the carrying amount of the security, with a corresponding decline in either net income or accumulated other comprehensive income or loss in accordance with FSP 115-2.  During the three months ended March 31, 2009, unrealized losses of $5.0 million were deemed other than temporary associated with three held-to-maturity pooled trust preferred securities and five available for sale equity mutual fund investments.  No OTTI was recognized in the Company's securities portfolio during the three months ended March 31, 2008.  Total unrealized holding gains on securities were $1.6 million at March 31, 2009, net of  $4.1 million of unamortized unrealized holding losses on securities that were transferred from available-for-sale to held-to-maturity on September 1, 2008.  Unrealized holding gains totaled $3.0 million at March 31, 2008.

Recognition of Deferred Tax Assets.  Management reviews all deferred tax assets periodically.  Upon such review, in the event that there is a greater likelihood that the deferred tax asset will not be fully realized, a valuation allowance is recognized against the deferred tax asset in the amount for which realization is determined to be more unlikely than likely to occur.

Unrecognized Tax Positions. The Company performs two levels of evaluation for all uncertain tax positions. Initially, a determination is made as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold.  This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  In making its evaluation, management reviews applicable tax rulings and other advice provided by reputable tax professionals.

Loan Income Recognition.  Interest income on loans is recorded using the level yield method.  Loan origination fees and certain direct loan origination costs are deferred and amortized as yield adjustments over the contractual loan terms.

Accrual of interest is generally discontinued on loans that have missed three consecutive monthly payments, at which time the Bank reverses all previously accrued interest.  Payments on non-accrual loans are generally applied to principal.  Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the outstanding principal balance (including any outstanding advances related to the loan) and accrued interest. Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least 6 months.

Accounting for Defined Benefit Plans.  Defined benefit plans are accounted for in accordance with SFAS 158.  SFAS 158 requires an employer sponsoring a single employer defined benefit plan to recognize the funded status of a benefit plan in its statements of financial condition, measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation.  The Company utilizes the services of trained actuaries employed at an independent benefits plan administration entity in order to assist in measuring the funded status of its defined benefit plans.

Liquidity and Capital Resources

The Board of Directors of the Bank has approved a liquidity policy that it reviews and updates at least annually. Senior management is responsible for implementing the policy.  The Bank's Asset-Liability Committee ("ALCO") is responsible for general oversight and strategic implementation of the policy, and management of the appropriate departments are designated responsibility for implementing any strategies established by ALCO.  On a daily basis, senior management receives a current cash position report and one-week forecast to ensure that all short-term obligations are satisfied timely and that adequate liquidity exists to fund future activities.  On a monthly basis, reports detailing the Bank's liquidity reserves and forecasted cash flows are presented to both senior management and the Board of Directors.  In addition, on a monthly basis a twelve-month liquidity forecast is presented to ALCO in order to assess potential future liquidity concerns.  A summary of cash flow data for the upcoming 12 months is presented to the Board of Directors on an annual basis.

The Bank's primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security maturities, advances from the Federal Home Loan Bank of New York ("FHLBNY"), and securities sold under agreement to repurchase ("REPOS") entered into with various financial institutions, including the FHLBNY.  The Bank also sells selected multifamily residential, mixed use and one- to four-family residential real estate loans to either FNMA or other private sector secondary market purchasers.  The Company may additionally issue debt under appropriate circumstances.  Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

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

Retail branch and internet banking deposits increased $75.5 million during the three months ended March 31, 2009, and $13.6 million during the three months ended March 31, 2008.  During the three months ended March 31, 2009, core deposits increased $114.3 million, and were partially offset by a decline of $38.8 million in certificates of deposit ("CDs").  During this period, deposit pricing pressure diminished in the Bank's marketplace and the Bank experienced an unusually large inflow of money market and checking deposits from commercial customers.  The growth in deposit balances during the three months ended March 31, 2008 resulted primarily from continued success of the interest bearing "Prime Dime" checking account launched during the second half of 2007, that contributed to an increase of $16.8 million in total interest bearing checking accounts during the period.  Otherwise, the remaining deposit balances remained relatively unchanged as a percentage of the aggregate balance during the three months ended March 31, 2008, with growth of approximately $44 million in money market accounts offset by a reduction of approximately $42 million in CDs, as the Bank elected to utilize borrowings to fund asset growth.

During the three months ended March 31, 2009, principal repayments totaled $75.9 million on real estate loans and $17.9 million on MBS.  During the three months ended March 31, 2008, principal repayments totaled $99.6 million on real estate loans and $9.8 million on MBS.  The decline in principal repayments on loans related to lower borrower refinance activities, reflecting weakness in the local real estate market.  The increase in principal paydowns on MBS resulted from the purchase of $183.8 million of MBS during the year ended December 31, 2008, that increased their average balance by $100.1 million during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  The Company does not presently believe that its future levels of principal repayments will be materially impacted by problems currently experienced in the residential mortgage market. See "Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality" for a further discussion of the Bank's asset quality.

From December 2002 through February 2009, the Bank originated and sold multifamily residential mortgage and mixed use loans in the secondary market to FNMA while retaining servicing and generating fee income while it services the loans. The Bank underwrote these loans using its customary underwriting standards, funded the loans, and sold them to FNMA at agreed upon pricing.  Typically, the Bank sought to sell loans with terms to maturity or repricing in excess of seven years from the origination date since it did not desire to retain such loans in portfolio as a result of the heightened interest rate risk they possessed.  Under the terms of the sales program, the Bank retains a recourse exposure on these sold loans. Once established, such amount continued to increase as long as the Bank sold loans to FNMA under the program.  The Bank retains this exposure until the portfolio of loans sold to FNMA is satisfied in its entirety or the Bank funds claims by FNMA for the maximum loss exposure.  During the three months ended March 31, 2008 the Bank sold FNMA $6.7 million of loans pursuant to this program.

During the three months ended March 31, 2009, the Company reduced its level of FHLBNY advances by $60.0 million, as it elected to utilize liquidity provided by deposit inflows in order to reduce its overall borrowing level during the period.  During the three months ended March 31, 2008, the Company increased its REPO borrowings by $75.0 million and FHLBNY advances by $10.0 million, respectively.  These borrowings were added in order to fund purchases of investment securities and MBS during the period.  Contained within these added REPO borrowings and FHLBNY advances were interest rate caps that provide a significant benefit to their average cost in the event of an increase in short-term interest rates.

In the event that the Bank should require funds beyond its ability to generate them internally, an additional source of funds is available through use of its borrowing line at the FHLBNY.  At March 31, 2009, the Bank had an additional potential borrowing capacity of $450.3 million available provided it owned the minimum required level of FHLBNY common stock (i.e., 4.5% of its outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by its primary regulator, The Office of Thrift Supervision (the "OTS"), which, as a general matter, are based on the amount and composition of an institution's assets. At March 31, 2009, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury and the payment of quarterly cash dividends to shareholders of the Holding Company's common stock.  During the three months ended March 31, 2009 and 2008, real estate loan originations totaled $83.7 million and $163.2 million, respectively.  There were no purchases of investment securities (excluding short-term investments and federal funds sold) and MBS during the three months ended March 31, 2009.  Purchases of investment securities (excluding short-term investments and federal funds sold) and MBS totaled $105.3 million during the three months ended March 31, 2008.  The decrease in real estate loan originations and investment security and MBS purchases both resulted from management's election to curb asset growth during the three months ended March 31, 2009, and thus: 1) focus lending primarily upon retaining existing loans that were nearing their contractual repricing; and 2) retain an unusually high level of liquidity in order manage the balance sheet with greater flexibility during the remainder of 2009, especially if deposit balances decline as a result of their historically low offering rates.

The Holding Company did not repurchase any shares of its common stock during the three months ended March 31, 2009.  As of March 31, 2009, up to 1,124,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $9.38 per share closing price of its common stock as of March 31, 2009, the Holding Company would utilize $10.5 million in order to purchase all of the remaining authorized shares.  For the Holding Company to complete these share purchases, it would likely require dividend distributions from the Bank.

During the three months ended March 31, 2009, the Company paid $4.6 million in cash dividends on its common stock, relatively unchanged from the three months ended March 31, 2008.

Contractual Obligations

The Bank is obligated for rental payments under leases on certain of its branches and equipment and for minimum monthly payments under its current data systems contract.   The Bank generally has outstanding at any time significant borrowings in the form of FHLBNY advances and/or REPOS, and the Holding Company has an outstanding $25.0 million non-callable subordinated note payable due to mature in 2010, and $72.2 million of trust preferred borrowings from third parties due to mature in April 2034, which are callable at any time after April 2009.  The Holding Company currently does not intend to call this debt.  None of these contractual obligations have changed materially since December 31, 2008.  The Company additionally had a reserve recorded related to unrecognized income tax benefits totaling $1.2 million at March 31, 2009.  The facts and circumstances surrounding this obligation have not changed materially since December 31, 2008.  Please refer to Note 14 to the Company's consolidated audited financial statements for the year ended December 31, 2008 for a further discussion of the unrecognized income tax benefits.

Off-Balance Sheet Arrangements

From December 2002 through February 2009, the Bank originated and sold multifamily residential mortgage loans in the secondary market to FNMA while retaining servicing.  The Bank is required to retain a recourse obligation on all loans sold under this program, which will remain in effect until either the entire portfolio of loans sold to FNMA is satisfied or the Bank funds claims by FNMA for the full balance of the recourse obligation.

In addition, as part of its loan origination business, the Bank generally has outstanding commitments to extend credit to third parties, which are subject to strict credit control assessments.  Since many of these loan commitments expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.  The following table presents off-balance sheet arrangements as of March 31, 2009:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$47,903	$-	$-	$-	$47,903
Other loan commitments (1)	48,156	-	-	-	48,156
Other Commitments:
Recourse obligation on loans sold to FNMA (1)	21,865	-	-	-	21,865
Total Commitments	$117,924	$-	$-	$-	$117,924

(1) In accordance with FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," as well as SFAS 5, "Accounting for Contingencies," as of March 31, 2009, reserves related to other loan commitments and the recourse obligation on loans sold to FNMA were $440,000 and $4.0 million, respectively, and were recorded in other liabilities in the Company's condensed consolidated statements of financial condition.

Asset Quality

General

At both March 31, 2009 and December 31, 2008, the Company had neither whole loans nor collateral underlying MBS that would be considered subprime loans, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Note 9 to the condensed consolidated financial statements for a discussion of impaired investment securities and MBS.

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

Accrual of interest is generally discontinued on loans that have missed three consecutive monthly payments, at which time the Bank reverses all previously accrued interest.  Payments on non-accrual loans are generally applied to principal.  Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the outstanding principal balance (including any outstanding advances related to the loan) and accrued interest. Loans are returned to accrual status once the borrower has returned the loan to current status in accordance with its original terms and conditions and doubt concerning collectibility of future payments has been removed.

Generally, the Bank initiates foreclosure proceedings when a loan enters non-accrual status.  At some point during foreclosure proceedings, the Bank procures current appraisal information in order to prepare an estimate of the fair value of the underlying collateral.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is generally sold.  It is the Bank's general policy to dispose of OREO properties as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating circumstances.

Non-accrual loans

Within the Bank's portfolio, non-accrual loans totaled $13.1 million and $7.4 million at March 31, 2009 and December 31, 2008, respectively.  During the three months ended March 31, 2009, five loans totaling $7.1 million were added to non-accrual status.  Partially offsetting this increase were two loans totaling $1.3 million that were removed from non-accrual status as they were satisfied during the period.  The difficulties experienced in both the national real estate and financial services marketplaces combined to adversely impact the metropolitan NYC area multifamily and commercial real estate markets during the quarter ended March 31, 2009.

Impaired Loans

Amended SFAS 114, provides guidelines for determining and measuring impairment in loans.  A loan is considered impaired when it is probable that all contractual amounts due will not be collected in accordance with the terms of the loan. A loan is not deemed to be impaired, even during a period of delayed payment by the borrower, if the Bank ultimately expects to collect all amounts due, including interest accrued at the contractual rate.  Generally, the Bank considers non-accrual and troubled-debt restructured multifamily residential and commercial real estate loans, along with non-accrual one- to four-family loans exceeding $625,500, to be impaired. Non-accrual one-to four-family loans of $625,500 or less, as well as all consumer loans, are considered homogeneous loan pools and are not required to be evaluated individually for impairment.  Impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimate of the fair value of the collateral.  A reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses. The recorded investment in loans deemed impaired was approximately $24.1 million, consisting of twenty-one loans, at March 31, 2009, compared to $8.9 million, consisting of fifteen loans, at December 31, 2008.  During the three months ended March 31, 2009, seven loans totaling $16.4 million were added to impaired status, while one loan totaling $1.2 million was removed from impaired status.  Of the $16.4 million added during the period, $9.3 million represented problematic loans that remained on accrual status at March 31, 2009.  A combination of their problem payment history and concerns over their realizable disposal value in the event of foreclosure resulted in their being deemed impaired at March 31, 2009, with recommended reserves against their principal balance being allocated within the allowance for loan losses.  The $1.2 million loan removed from impaired status represented a satisfaction that occurred during the period.  During the three months ended March 31, 2008, two impaired loans totaling $1.0 million were transferred from loans to OREO, and one impaired loan totaling $208,000 was satisfied.  These reductions were partially offset by the addition of one impaired loan totaling $1.0 million during the period.  At March 31, 2009 and December 31, 2008, reserves totaling $2.2 million and $1.1 million, respectively, were allocated within the allowance for loan losses for impaired loans.  At March 31, 2009, impaired loans exceeded non-accrual loans by $10.9 million due to $11.4 million of impaired loans that remained on accrual status at March 31, 2009, which were partially offset by $493,000 of one- to four-family and consumer loans, which, while on non-accrual status, were not deemed impaired since they had individual outstanding balances of $625,500 or less.

Troubled-Debt Restructurings

Under GAAP, the Bank is required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a loan constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Current OTS regulations require that troubled-debt restructurings remain classified as such until either the loan is repaid or returns to its original terms.  The Bank had no loans classified as troubled-debt restructurings at March 31, 2009 and December 31, 2008.

OREO

 Property acquired by the Bank as a result of a foreclosure on a mortgage loan or deed in lieu of foreclosure is classified as OREO and recorded at the lower of the recorded investment in the related loan or the fair value of the property on the date of acquisition, with any resulting write down charged to the allowance for loan losses and any disposition expenses charged to the valuation allowance for possible losses on OREO. The Bank obtains a current appraisal on OREO property as soon as practicable after it takes possession and will generally reassess the value of OREO at least annually thereafter.  At both March 31, 2009 and December 31, 2008, the Bank owned one OREO property with a recorded balance of $300,000.  This property was sold in April 2009.

The following table sets forth information regarding non-accrual loans, OREO, and troubled-debt restructurings at the dates indicated:

	At March 31, 2009	At December 31, 2008
Non-accrual loans
One- to four-family	$427	$566
Multifamily residential	4,848	776
Commercial real estate	5,337	3,439
Mixed Use	2,445	2,590
Cooperative apartment	45	26
Other	21	5
Total non-accrual loans	13,123	7,402
OREO	300	300
Total non-performing assets	13,423	7,702
Troubled-debt restructurings	-	-
Total non-performing assets and troubled-debt restructurings	$13,423	$7,702

Impaired loans	$24,050	$8,900
Ratios:
Total non-accrual loans to total loans	0.40%	0.22%
Total non-accrual loans and troubled-debt restructurings to total loans	0.40	0.22
Total non-performing assets to total assets	0.33	0.19
Total non-performing assets and troubled-debt restructurings to total assets	0.33	0.19

Loans Delinquent Over 30 Days

The Bank had a total of 25 real estate and consumer loans, totaling $19.3 million, delinquent over 30 days (two consecutive missed payments) at March 31, 2009, compared to 10

such delinquent loans, totaling $4.8 million, at December 31, 2008.   The majority of the dollar amount of both non-accrual loans and loans over 30 days delinquent were real estate loans.  The growth in the dollar amount delinquent over 30 days from December 31, 2008 to March 31, 2009 resulted primarily from a net increase of $14.4 million of 60 to 89 day delinquent real estate loans during the period.  The over 30 days delinquent levels fluctuate monthly, and are generally considered a less accurate indicator of credit quality trends than non-accrual loans.  However, given the considerable challenges facing the NYC area multifamily and commercial real estate markets at March 31, 2009, it is reasonable to expect that these delinquencies will remain above their December 31, 2008 level for the foreseeable future.

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

At March 31, 2009, the Bank had one loan with an unpaid principal balance of $246,000 classified as Loss.  This loan, a second mortgage, was written down to a zero balance during the three months ended March 31, 2009.  At March 31, 2009, the Bank had no loans classified as Doubtful.  At December 31, 2008, the Bank had no loans classified as either Doubtful or Loss.  At March 31, 2009, the Bank had 26 loans totaling $12.2 million designated Special Mention, compared to 27 loans totaling $2.7 million at December 31, 2008, reflecting the addition of three commercial real estate loans totaling $9.5 million during the three months ended March 31, 2009.  At March 31, 2009, the Bank had $13.2 million of loans and OREO classified as Substandard, compared to $7.4 million at December 31, 2008, primarily reflecting the increase in non-accrual loans during the period.

The following table sets forth the Bank's aggregate carrying value of assets classified as either Special Mention or Substandard at March 31, 2009:

	Special Mention		Substandard
	Number	Amount	Number	Amount
	(Dollars in Thousands)
Mortgage Loans:
Multifamily residential	3	$1,550	3	$4,521
Commercial real estate	6	10,407	4	5,372
Mixed Use	-	-	5	2,543
One- to four-family	1	58	4	418
Cooperative apartment	4	151	2	58
Total Mortgage Loans	14	$12,166	18	$12,912
Other loans	12	7	17	21
OREO	-	-	1	300
Total loans and OREO	26	$12,173	36	$13,233

Problem Loans Serviced for Other Financial Institutions That are Subject to Recourse Exposure

The Bank services a pool of multifamily loans sold to FNMA with an outstanding principal balance of $507.5 million at March 31, 2009.  This pool of loans was subject to a recourse exposure totaling $21.9 million at March 31, 2009.  Within this pool of loans, the Bank had not received a payment from the borrower in excess of 90 days on loans totaling $17.3 million at March 31, 2009, and has identified another $3.7 million of other problem loans.  Under the terms of the servicing agreement with FNMA, the Bank is obligated to fund FNMA all monthly principal and interest payments under the original terms of the loans until the earlier of the following events: (1) the loans have been fully satisfied or enter OREO status; or (2) the recourse exposure is fully exhausted.  One of these problem loans, with an aggregate outstanding principal balance of $13.2 million, was re-acquired by the Bank from FNMA on April 27, 2009.  The property is currently under contract of sale, with the existing mortgage to be assumed by the purchaser.

Allowance for Loan Losses and Reserve Liability on Loan Origination Commitments

Management's quarterly evaluation of the loan loss reserves takes into account not only performance of the current loan portfolio, but also general credit conditions and volume of new business, in determining the timing and amount of any future loan loss provisions.

The allowance for loan losses was $18.4 million at March 31, 2009, up from $17.5 million at December 31, 2008.  In addition, the Bank had a reserve liability related to loan origination commitments (recorded in other liabilities) that totaled $440,000 at March 31, 2009 and $572,000 at December 31, 2008.  During the three months ended March 31, 2009, the Bank recorded a provision of $2.6 million to its allowance for loan losses in order to provide for additional inherent losses in the portfolio and loans committed for funding at period end.  During the same period, the Bank also recorded net charge-offs of approximately $1.9 million against its allowance for loan losses, and reclassified $133,000 of its reserves related to loan origination commitments to its allowance for loan losses due to the decline in loan commitments from December 31, 2008 to March 31, 2009.   (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Loan Losses" for a further discussion).

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Assets.  Assets totaled $4.04 billion at March 31, 2009, a decline of $14.8 million from total assets of $4.06 billion at December 31, 2008.

Real estate loans designated to remain in portfolio declined $93.3 million during the period.  At March 31, 2009, the Company designated $100.0 million of loans previously originated and owned for sale to a third party financial institution.  This sale was completed in April 2009.  Absent this transaction, real estate loans (excluding the allowance for loan losses) would have increased $6.7 million, as a result of real estate loan originations of $83.7 million during the three months ended March 31, 2009, that exceeded amortization and satisfactions of $75.9 million during the same period.  In addition, MBS available-for-sale declined $14.0 million as principal repayments of $17.9 million on these securities were partially offset by an increase of $4.1 million in their market valuation during the three months ended March 31, 2009.  Investment securities available-for-sale declined $10.6 million, primarily as a result of the sale of $10.0 million of municipal agency securities during the period.  The Company reduced its outstanding FHLBNY borrowings by $60.0 million during the three months ended March 31, 2009 as it elected to utilize liquidity provided by deposit inflows in order to reduce its overall borrowing level during the period.  As a result of the decline in the FHLBNY borrowings, the Company's investment in FHLBNY capital stock declined $2.7 million, reflecting an election to limit this investment to the minimum level required to maintain its aggregate outstanding FHLBNY borrowings.

Partially offsetting these declines was a net increase of $8.5 million in the combined balance of cash and due from banks and federal funds sold, which represent the primary measure of the Company's short-term liquidity.  This aggregate increase was due to the Company's election to hold cash inflows from deposits highly liquid in order to manage the balance sheet with greater flexibility during the remainder 2009.

Liabilities.  Total liabilities decreased $17.6 million during the three months ended March 31, 2009, reflecting declines of $60.0 million in FHLBNY advances, and $33.7 million in escrow and other deposits, that were partially offset by an increase of $75.5 million in retail branch and Internet banking deposits during the period.  The decline in escrow and other deposits resulted from the payment of semi-annual real estate tax payments for mortgage loan customers in early January 2009 (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the increase in retail branch and Internet banking deposits and the decline in FHLBNY advances during the period).

Stockholders' Equity.  Stockholders' equity increased $2.8 million during the three months ended March 31, 2009, due primarily to a reduction of $3.8 million in the after-tax balance of accumulated other comprehensive loss (which increases stockholders' equity), net income of $2.9 million, and amortization of stock plan benefit expense of $740,000, which were partially offset by $4.6 million in cash dividends paid during the period.  The decline in the balance of accumulated other comprehensive loss reflected the increase in valuation of a great majority of the Company's available-for sale-investments and MBS during the period.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

General.  Net income was $2.9 million during the three months ended March 31, 2009, a decline of $3.1 million from net income of $6.0 million during the three months ended March 31, 2008.  During the comparative period, the provision for loan losses increased $2.6 million, non-interest income declined $6.2 million and non-interest expense increased $1.3 million, while net interest income increased $4.9 million, resulting in a net reduction in pre-tax net income of $5.2 million.  Income tax expense decreased $2.1 million during the comparative period due to the decline in pre-tax earnings.

Net Interest Income.  The discussion of net interest income for the three months ended March 31, 2009 and 2008 presented below should be read in conjunction with the following tables, which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended March 31,
		2009			2008
			Average			Average
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,309,307	$48,329	5.84%	2,894,264	$43,066	5.95%
Other loans	1,699	37	8.71	1,817	44	9.69
Mortgage-backed securities	292,865	3,280	4.48	192,772	2,216	4.60
Investment securities	22,806	245	4.30	35,655	708	7.94
Federal funds sold and other short-term investments	227,015	503	0.89	195,616	2,196	4.49
Total interest-earning assets	3,853,692	$52,394	5.44%	3,320,124	$48,230	5.81%
Non-interest earning assets	186,070			192,600
Total assets	$4,039,762			3,512,724

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$109,621	$407	1.51%	63,834	$410	2.58%
Money Market accounts	712,311	3,596	2.05	670,662	5,956	3.56
Savings accounts	272,893	353	0.52	271,839	367	0.54
Certificates of deposit	1,130,672	9,856	3.54	1,057,803	11,235	4.26
Borrowed Funds	1,321,340	14,042	4.31	995,888	11,031	4.44
Total interest-bearing liabilities	3,546,837	28,254	3.23%	3,060,026	$28,999	3.80%
Non-interest bearing checking accounts	96,116			88,893
Other non-interest-bearing liabilities	117,737			95,293
Total liabilities	3,760,690			3,244,212
Stockholders' equity	279,072			268,512
Total liabilities and stockholders' equity	$4,039,762			3,512,724
Net interest income		$24,140			$19,231
Net interest spread			2.21%			2.01%
Net interest-earning assets	$306,855			$260,098
Net interest margin			2.51%			2.32%
Ratio of interest-earning assets to interest-bearing liabilities			108.65%			108.50%

Rate/Volume Analysis

	Three Months Ended March 31, 2009 Compared to Three Months
	Ended March 31, 2008 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$6,118	($855)	$5,263
Other loans	(2)	(5)	(7)
Mortgage-backed securities	1,137	(73)	1,064
Investment securities	(197)	(266)	(463)
Federal funds sold and other short-term investments	210	(1,903)	(1,693)
Total	$7,266	($3,102)	$4,164

Interest-bearing liabilities:
Interest bearing checking accounts	$233	($236)	($3)
Money market accounts	$301	($2,661)	($2,360)
Savings accounts	4	(18)	(14)
Certificates of deposit	739	(2,118)	(1,379)
Borrowed funds	3,569	(558)	3,011
Total	$4,846	($5,591)	($745)
Net change in net interest income	$2,420	$2,489	$4,909

                During the three months ended March 31, 2009, FOMC monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%.  In addition, dislocations in the securitization marketplace for loans secured by multifamily and commercial real estate reduced the overall competition for the Bank's primary loan product, thus permitting origination rates on these loans to remain unaffected by general reductions in interest rates.  The combination of these events favorably impacted the Company's net interest income and net interest margin during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Interest Income.  Interest income was $52.4 million during the three months ended March 31, 2009, an increase of $4.2 million from $48.2 million during the three months ended March 31, 2008.  This resulted primarily from increases in interest income of $5.3 million and $1.1 million on real estate loans and MBS, respectively, that were partially offset by a decline of $1.7 million in interest income on federal funds sold and other short-term investments, and $463,000 on investment securities.

The increase in interest income on real estate loans resulted from growth in their average balance of $415.0 million during the three months ended March 31, 2009 compared to the three months ended March 31, 2008, reflecting originations of $1.09 billion during 2008, which were partially offset by principal repayments of $522.4 million and loan sales of $151.0 million during the same period.

The increase in interest income on MBS resulted from an increase of $100.1 million in their average balance during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  The increase in average balance resulted from $183.8 million of MBS purchases during 2008, that were partially offset by $48.2 million in principal repayments during the same period.

The decrease in interest income on federal funds sold and other short-term investments resulted from a decline 360 basis points in their average yield (reflecting lower federal funds and benchmark short-term interest rates during the three months ended March 31, 2009 as a result of FOMC monetary policy actions).  The decline in interest income on other short-term investment securities reflected reductions of both $12.8 million in their average balance and 364 basis points in their average yield.  The decline in average yield reflected lower interest rates that resulted from FOMC monetary policy actions.  The decline in their average balance reflected management's preference to either purchase MBS or retain funds in highly liquid short-term investments during the latter half of 2008 and the three months ended March 31, 2009.

Interest Expense.  Interest expense decreased $745,000, to $28.3 million, during the three months ended March 31, 2009, from $29.0 million during the three months ended March 31, 2008.  The decline resulted primarily from reductions in interest expense of $1.4 million and $2.4 million on CDs and money market accounts, respectively, which were partially offset by increased interest expense of $3.0 million on borrowed funds.

The decline in interest expense on CDs resulted primarily from a decrease of 72 basis points in their average cost during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  The decline in average cost reflected lower offering rates during the three months ended March 31, 2009 compared to the three months ended March 31, 2008, as short-term market interest rates, which influence the pricing of CDs, declined significantly throughout 2008, and remained near zero during the three months ended March 31, 2009.  The decrease in interest expense on money market accounts similarly resulted from a decline of 155 basis points in their average cost, as the Bank lowered offering rates on money market accounts during the period April 2008 through March 2009 in response to the significant reduction in benchmark short-term interest rates that occurred throughout 2008 and remained in effect during the March 2009 quarter.

The increase in interest expense on borrowed funds resulted from $325.5 million of growth in their average balance during the three months ended March 31, 2009 compared to the three months ended March 31, 2008, as the Company added $388.1 million of REPOS and FHLBNY advances throughout 2008 in order to fund operational requirements and help maintain pricing discipline on deposits.  Partially offsetting the increased interest expense resulting from the higher average balance of borrowed funds was a reduction of 62 basis points in their average cost during the comparative period attributable to favorable borrowings undertaken in late 2008 and the first three months of 2009.

Provision for Loan Losses.  The provision for loan losses was $2.6 million during the three months ended March 31, 2009, an increase of $2.6 million over the provision of $60,000 recorded during the three months ended March 31, 2008.  This increase reflected the increase in non-accrual and other problem loans from March 31, 2008 to March 31, 2009, along with deteriorating conditions in the Bank's local real estate marketplace that resulted in a higher level of estimated loan loss reserves on these non-accrual and other problem loans.

Non-Interest Income.  Non-interest income decreased $6.2 million, from income of $2.2 million during the three months ended March 31, 2008 to a loss of $4.0 million during the three months ended March 31, 2009.  The decline resulted primarily from $5.1 million of OTTI recognized on investment securities during the three months ended March 31, 2009.  (See Note 9 to the Condensed Consolidated Financial Statements for a further discussion of the OTTI).

In addition, the Company experienced a reduction in net mortgage banking income of $1.5 million during the three months ended March 31, 2009 compared to the three months ended March 31, 2008, reflecting provisions to net mortgage banking income of $1.5 million recognized to increase the reserve liability for losses on loans sold to FNMA with recourse.  (See Note 8 to the Company's Condensed Consolidated Financial Statements for a further discussion of the provisions to the book reserve for losses on loans sold with recourse).

The Company also experienced lower volumes of retail banking and loan administrative activity during the March 2009 quarter compared to the March 2008 quarter, which served to reduce service and other fee income by $191,000 during the period.

Non-Interest Expense.  Non-interest expense was $13.6 million during the three months ended March 31, 2009, an increase of $1.3 million from $12.3 million during the three months ended March 31, 2008.

Salaries and employee benefits increased $473,000 during the comparative period as a result of increased staffing levels (primarily from an additional branch opened in late 2008), and higher expenses associated with the employee retirement plan. Occupancy and equipment expense increased by $516,000 during the comparative period, reflecting the addition of the Brooklyn Heights branch that opened in late 2008 and a building acquired in late 2008 for future operational use.  Federal deposit insurance costs increased $744,000 as a result of an insurance fund re-capitalization plan implemented by the FDIC in late 2006.  Other operating expenses declined $475,000 primarily as a result of reduced marketing expenses as promotional activities were minimized during the March 2009 quarter.

Non-interest expense was 1.35% of average assets during the three months ended March 31, 2009, compared to 1.40% during the three months ended March 31, 2008.  This ratio declined despite the increase in non-interest expense during the comparative period due to growth of $527.0 million in average assets.

Income Tax Expense.  Income tax expense declined $2.1 million during the three months ended March 31, 2009 compared to the three months ended March 31, 2008, due primarily to a reduction of $5.2 million in pre-tax income during the period.  The Company's customary consolidated effective tax rate approximates 37%.  The impact of the non-recurring OTTI charges on investment securities reduced the actual effective tax rate for the quarter ended March 31, 2009 to 26%, while a non-recurring reduction of $662,000 in the reserve for unrecognized tax benefits lowered the effective tax rate to 34% during the quarter ended March 31, 2008.

Outlook for the Remainder of 2009

Please refer to the section entitled "Outlook" in Exhibit 99 to the Current Report on Form 8-K furnished to the SEC on April 29, 2009 for a discussion of the Company's outlook for financial reporting periods subsequent to March 31, 2009.

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2008 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on March 16, 2009.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At March 31, 2009, the Company owned no trading assets, nor did it conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2008 to March 31, 2009.

Interest Sensitivity Gap.  There was no material change in the computed one-year interest sensitivity gap from December 31, 2008 to March 31, 2009.

Interest Rate Risk Exposure (Net Portfolio Value) Compliance.  At March 31, 2009, the Bank continued to monitor the impact of interest rate volatility upon net interest income and net portfolio value ("NPV") in the same manner as at December 31, 2008.  There were no changes in the Board-approved limits of acceptable variance in the effect of interest rate fluctuations upon net interest income and NPV at March 31, 2009 compared to December 31, 2008.

The analysis that follows presents the estimated NPV resulting from market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under four other interest rate scenarios (each a "Rate Shock Scenario") represented by immediate, permanent, parallel shifts in interest rates from those observed at March 31, 2009 and December 31, 2008.  The analysis additionally presents a measurement of the interest rate sensitivity at March 31, 2009 and December 31, 2008.  Interest rate sensitivity is measured by the basis point changes in the various NPV ratios ("NPV Ratios") from the Pre-Shock Scenario to the Rate Shock Scenarios.  NPV Ratios represent the NPV as a percentage of the total value of assets determined under each respective Pre- and Rate Shock Scenario.  An increase in the NPV Ratio is considered favorable, while a decline is considered unfavorable.

	At March 31, 2009
	Net Portfolio Value					At December 31, 2008
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Basis Point Change in NPV Ratio	NPV Dollar Amount	NPV Ratio	Basis Point Change in NPV Ratio	Board Approved NPV Ratio Limit
	(Dollars in thousands)
Rate Shock Scenario
+ 200 Basis Points	$285,801	$(42,045)	-12.82%	7.22%	(82)	$236,751	6.02%	(126)	5.0%
+ 100 Basis Points	313,445	(14,381)	-4.39	7.80	(24)	270,905	6.77	(51)	6.0
Pre-Shock Scenario	327,826	-	-	8.04	-	296,834	7.28	-	7.0
- 100 Basis Points	320,109	(7,717)	-2.35	7.77	(27)	312,334	7.54	26	7.0
- 200 Basis Points	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	7.0

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

The Pre-Shock Scenario NPV increased from $296.8 million at December 31, 2008 to $327.8 million at March 31, 2009.  The NPV Ratio at March 31, 2009 was 8.04% in the Pre-Shock Scenario, an increase from the NPV Ratio of 7.28% in that Scenario at December 31, 2008.  The increase in the Pre-Shock Scenario NPV was due primarily to both an increase in the valuation of multifamily loans (reflecting lower marketplace offering rates on such loans at March 31, 2009 compared to December 31, 2008), and a decline in the valuation of borrowings (which positively impacts NPV) that resulted from higher quoted interest rates from the FHLBNY for comparable borrowings at March 31, 2009 compared to December 31, 2008.

The Bank’s +200 basis point Rate Shock Scenario NPV increased from $236.8 million at December 31, 2008 to $285.8 million at March 31, 2009.  The increase resulted primarily from a more favorable valuation of multifamily loans at March 31, 2009 compared to December 31, 2008, reflecting a decline in their estimated term to next interest rate repricing at March 31, 2009 compared to December 31, 2008.  Assets with a reduced term to next interest rate repricing generate a more favorable NPV in a rising rate interest rate environment.  As a result, the decline in the NPV of total assets from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario was lower at March 31, 2009 than December 31, 2008.

The NPV Ratio was 7.22% in the +200 basis point Rate Shock Scenario at March 31, 2009, an increase from the NPV Ratio of 6.02% in the +200 basis point Rate Shock Scenario at December 31, 2008.  The increase reflected the aforementioned increase in the +200 basis point Rate Shock Scenario NPV during the comparative period.

At March 31, 2009, the interest rate sensitivity (i.e., the basis point change in the NPV Ratio calculated under the various Rate Shock Scenarios compared to the Pre-Shock Scenario) in the +200 basis point Rate Shock Scenario was negative 82 basis points, compared to interest rate sensitivity of negative 126 basis points in the +200 basis point Rate Shock Scenario at December 31, 2008.  The reduction in sensitivity was due primarily to a combination of less sensitivity in the valuation of multifamily loans, as well as a larger increase in the deposit intangible value in the +200 basis point Rate Shock Scenario at March 31, 2009 compared to December 31, 2008 (reflecting lower market offering rates at March 31, 2009 compared to December 31, 2008).

Item 4.  Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2009, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2009 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

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

Item 1A.   Risk Factors

The Company's  business may be adversely affected by conditions in the financial markets and economic conditions generally.

The United States continues to be in a recession.  Business activity across a wide range of industries and regions is greatly reduced and individuals, local governments and many businesses are experiencing serious financial difficulty.

The Company has been materially and adversely affected by significant declines in the values of nearly all asset classes. Declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to decrease the availability of liquidity.  Some banks and other lenders have suffered significant losses. The foregoing has significantly weakened the strength and liquidity of many financial institutions worldwide.

The Company's financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates, in the New York metropolitan area and in the United States as a whole. The business environment continues to deteriorate for many of the Bank's borrowers.  It is expected that the business environment in the New York metropolitan area, the United States and worldwide will continue to deteriorate for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions adversely affected and may continue to adversely affect the credit quality of the Bank's loans, results of operations and financial condition.

The Bank’s focus on multifamily and commercial real estate lending may subject it to greater risk of an adverse impact on operations from a decline in the economy.

The credit quality of the Bank's portfolio can have a significant impact on the Company's earnings, results of operations and financial condition.  The majority of loans in the Bank’s portfolio are secured by multifamily residential property. Multifamily loans have traditionally been viewed as exposing lenders to a greater risk of loss than one- to four-family residential loans, due to the following concerns:  1) They typically involve higher loan principal amounts and thus expose the Bank to a greater potential impact of losses from any one loan or concentration of loans to one borrower relative to the size of the Bank’s capital position; 2) their borrowers often own several properties, and often a borrower experiencing financial difficulties in connection with one income producing property may default on all of his or her outstanding loans, even if the properties securing the other loans are generating positive cash flow.  See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion.

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

In addition, in deciding whether to extend credit or enter into other transactions, the Bank may rely on information furnished by or on behalf of customer and counterparties, including financial statements, credit reports and other financial information. Reliance on inaccurate or misleading financial information could have a material adverse impact on the Company's business and, in turn, its financial condition and results of operations.

The Company is dependent on economic and real estate conditions and geographic concentration in its market area.

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

The Bank’s allowance for loan losses may be insufficient.

The Bank’s allowance for loan losses is maintained at a level considered adequate by management to absorb losses inherent in its loan portfolio. The amount of inherent loan losses which could be ultimately realized is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that could be beyond the Bank’s control. Such losses could exceed current estimates. Although management believes that the Bank’s allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to satisfy actual loan losses should such losses be realized. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Bank’s financial condition and results of operations.

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

The Company is subject to uncertain risks related to changes in laws, government regulation and monetary policy.

The Holding Company and the Bank are subject to extensive supervision, regulation and examination by the OTS, as the Bank's chartering agency, and the FDIC, as its deposit insurer. Such regulation limits the manner in which the Holding Company and Bank conduct business, undertake new investments and activities and obtain financing. This regulation is designed primarily for the protection of the deposit insurance funds and the Bank’s depositors, and not to benefit the Bank or its creditors. The regulatory structure also provides the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Failure to comply with applicable laws and regulations could subject the Holding Company and Bank to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Holding Company and Bank.  For further information regarding the laws and regulations that affect the Holding Company and the Bank, see "Item 1. Business - Regulation - Regulation of Federal Savings Associations," and "Item 1. Business - Regulation - Regulation of Holding Company" in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.

The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on the Company's results of operations. The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States.  Its policies determine in significant part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin.  Government action can materially decrease the value of the Company's financial assets, such as debt securities, mortgages and mortgage servicing rights.  Governmental policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans.  Changes in Federal Reserve Board or governmental policies are beyond the Company's control and difficult to predict; consequently, the impact of these changes on the Company's activities and results of operations is difficult to predict.

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

The Bank operates in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes, and continued consolidation.

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

Other financial institutions that participate in the TARP Capital Purchase Program and the TLGP may have a source of funding that costs less than market-rate funding available to the Company.  The Company has declined to participate in both the TARP Capital Purchase Program and the TLGP.  The Bank’s cost of borrowing may be higher than competitors with weaker balance sheets but government backing.  The Bank’s cost of funding may make it difficult for it to complete with its government backed competitors.

Clients could pursue alternatives to the Bank's deposits, causing the Bank to lose a relatively inexpensive source of funding.  The Bank gathers deposits in direct competition with commercial banks, savings banks and brokerage firms, many among the largest in the nation. In addition, it must also compete for deposit monies against the stock markets, mutual funds, and other securities.  Over the previous decade, consolidation in the financial services industry, coupled with the emergence of Internet banking, has altered the deposit gathering landscape and may increase competitive pressures on the Bank.

The Bank may not be able to meet the cash flow requirements of its depositors and borrowers or meet its operating cash needs.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of the Bank is used to make loans and repay deposit liabilities as they become due or are demanded by customers. Liquidity policies and limits are established by the board of directors. The Holding Company's overall liquidity position and the liquidity position of the Bank are regularly monitored to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Funding sources include deposits, repayments of loans and MBS, investment security maturities and redemptions, advances from the FHLBNY and REPOS. The Bank maintains a portfolio of securities that can be used as a secondary source of liquidity. The Bank also can borrow through the Federal Reserve Bank’s discount window. If the Bank was unable to access any of these funding sources when needed, it might be unable to meet customers’ needs, which could adversely impact the Company's financial condition, results of operations, cash flows, and level of regulatory-qualifying capital.

The soundness of other financial institutions could adversely affect the Company.

The Company's ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  The Company has exposure to many different industries and counterparties.  As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by the Company or by other institutions.  There is no assurance that any such losses would not materially and adversely affect the Company's results of operations.

Negative public opinion could damage the Company's reputation and adversely impact its business and revenues.

As a financial institution, the Bank's earnings and capital are subject to risks associated with negative public opinion.  Negative public opinion could result from the Company's actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by the Bank to meet customers’ expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by government regulators and community organizations in response to those activities.  Negative public opinion can adversely affect the Company's ability to attract and/or retain clients and can expose the Company to litigation and regulatory action.  Actual or alleged conduct by one of the Company's businesses can result in negative public opinion about its other businesses.  Negative public opinion could also affect the Company's credit ratings, which are important to its access to unsecured wholesale borrowings.  Significant changes in these ratings could change the cost and availability of these sources of funding.

The impact of recently enacted and proposed legislation and government programs to stabilize the financial markets cannot be predicted at this time.

On October 3, 2008, former President Bush signed the EESA into law in response to the problems affecting the banking system and financial markets. Pursuant to the EESA, Treasury was granted the authority to, among other things, purchase up to $700 billion of troubled assets (including mortgages, MBS and certain other financial instruments) from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  On October 14, 2008, Treasury, the Federal Reserve Bank ("FRB") and the FDIC issued a joint statement announcing additional steps aimed at stabilizing the financial markets.  Initially, Treasury announced the TARP Capital Purchase Program, a $250 billion voluntary capital purchase program available to qualifying financial institutions that sell preferred shares to Treasury.  In addition, the FDIC announced that its Board of Directors, under the authority to prevent "systemic risk" in the U.S. banking system, approved the TLGP, intended to strengthen confidence and encourage liquidity in the banking system by permitting the FDIC to (i) guarantee certain newly issued senior unsecured debt issued by participating institutions under the DGP, and (ii) fully insure non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount under the TAGP.  Third, to further increase access to funding for businesses in all sectors of the economy, the FRB announced further details of its Commercial Paper Funding Facility program ("CPFF"), which provides a broad backstop for the commercial paper market.  The Company does not currently participate in the TAGP, CPP, DGP or CPFF.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The Holding Company did not repurchase any shares of its common stock into treasury during the three months ended March 31, 2009.  No existing repurchase programs expired during the three months ended March 31, 2009, nor did the Company terminate any repurchase programs prior to expiration during the quarter.  As of March 31, 2009, the Company had an additional 1,124,549 shares remaining eligible for repurchase under its twelfth stock repurchase program, which was publicly announced in June 2007.

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
   as Guarantee Trustee, for the benefit of the holders from time to time of the Series B Capital Securities of Dime Community Capital Trust I (8)

10.1	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Vincent F. Palagiano (15)
10.2	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Michael P. Devine (15)
10.3	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Kenneth J. Mahon (15)
10.4	Employment Agreement between Dime Community Bancorp, Inc. and Vincent F. Palagiano (15)
10.5	Employment Agreement between Dime Community Bancorp, Inc. and Michael P. Devine (15)
10.6	Employment Agreement between Dime Community Bancorp, Inc. and Kenneth J. Mahon (15)
10.7	Form of Employee Retention Agreement by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain officers (4)
10.7(i)	Amendment to Form of Employee Retention Agreement by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain officers (15)
10.8	The Benefit Maintenance Plan of Dime Community Bancorp, Inc. (15)
10.9	Severance Pay Plan of The Dime Savings Bank of Williamsburgh (15)
10.10	Retirement Plan for Board Members of Dime Community Bancorp, Inc. (15)
10.11	Dime Community Bancorp, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees, as amended by amendments number 1 and 2 (5)
10.12	Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc., as amended by amendments number 1 and 2 (5)
10.13
Form of stock option agreement for Outside Directors under Dime Community Bancshares, Inc. 1996 and 2001Stock Option Plans for Outside Directors, Officers and
   Employees and the 2004 Stock Incentive Plan. (5)

10.14
Form of stock option agreement for officers and employees under Dime Community Bancshares, Inc. 1996 and 2001 Stock Option Plans for Outside Directors, Officers and
  Employees and the 2004 Stock Incentive Plan (5)

10.15	Form of award notice for outside directors under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc. (5)
10.16	Form of award notice for officers and employees under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc. (5)
10.17	Financial Federal Savings Bank Incentive Savings Plan in RSI Retirement Trust (6)
10.18	Financial Federal Savings Bank Employee Stock Ownership Plan (6)
10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (7)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (14)
10.22	Waiver executed by Vincent F. Palagiano (11)
10.23	Waiver executed by Michael P. Devine (11)
10.24	Waiver executed by Kenneth J. Mahon (11)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (10)
10.26	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Christopher D. Maher (15)
10.27	Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (10)

10.28	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Daniel Harris (15)
10.29	Dime Community Bancshares, Inc. Annual Incentive Plan (15)
10.30	Amendment to the Dime Savings Bank of Williamsburgh 401(K) Plan (15)
10.31	Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (15)
12.1	Computation of ratios of earnings to fixed charges.
31(i).1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31(i).2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

(1)	Incorporated by reference to the registrant's Transition Report on Form 10-K for the transition period ended December 31, 2002 filed on March 28, 2003.
(2)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 filed on September 28, 1998.
(3)	Incorporated by reference to the registrant's Current Report on Form 8-K dated April 9, 1998 and filed on April 16, 1998.
(4)	Incorporated by reference to Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed on September 26, 1997.
(5)
Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed on September 26, 1997, and the Current Reports on Form 8-K filed on March 22, 2004 and March 29, 2005.

(6)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed on September 28, 2000.
(7)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003.
(8)	Incorporated by reference to Exhibits to the registrant’s Registration Statement No. 333-117743 on Form S-4 filed on July 29, 2004.
(9)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 15, 2004.
(10)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2005.
(11)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005.
(12)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 9, 2006.
(13)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 12, 2008.
(14)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 8, 2008.
(15)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 16, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: May 11, 2009	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: May 11, 2009	By: /s/ KENNETH J. MAHON
Kenneth J. Mahon
First Executive Vice President and Chief Financial Officer (Principal Accounting Officer)