Form 10-Q
period 2009-06-30
DIME COMMUNITY BANCSHARES INC
filed 2009-08-10
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                      June 30, 2009
OR

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
YES            X            NO ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES                           NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

LARGE ACCELERATED FILER ___	ACCELERATED FILER X	NON -ACCELERATED FILER ___	SMALLER REPORTING COMPANY ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES                                       NO            X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at August 7, 2009
$.01 Par Value	34,390,156

		Page
	PART I - FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Financial Statements
	Condensed Consolidated Statements of Financial Condition at June 30, 2009 and December 31, 2008	3
	Condensed Consolidated Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2009 and 2008	4
	Condensed Consolidated Statements of Changes in Stockholders' Equity for the Six Months EndedJune 30, 2009 and 2008 and Consolidated Statements of Comprehensive Income for the Three-Month and Six-Month Periods Ended June 30, 2009 and 2008	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008	6
	Notes to Consolidated Financial Statements	7-22
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22-42
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42-43
Item 4.	Controls and Procedures	43
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43-47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Submission of Matters to a Vote of Security Holders	47
Item 5.	Other Information	48
Item 6.	Exhibits	48-50
	Signatures	51

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
   events longer than the Company anticipates; and

•	the risks referred to in the section entitled "Risk Factors."

Undue reliance should not be placed on any forward-looking statements.  Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them in light of new information or future events except to the extent required by Federal securities laws.

Item 1.  Condensed Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)

	June 30, 2009 (Unaudited)	December 31, 2008
ASSETS:
Cash and due from banks	$229,638	$211,020
Investment securities held-to-maturity (estimated fair value of $5,395 and $9,082 at June 30, 2009 and December 31, 2008, respectively) (Fully Unencumbered)	8,695	10,861
Investment securities available-for-sale, at fair value (fully unencumbered)	6,540	16,602
Mortgage-backed securities available-for-sale, at fair value:
Encumbered	248,699	251,744
Unencumbered	14,816	49,607
	263,515	301,351
Loans:
Real estate, net	3,242,033	3,289,314
Other loans	3,262	2,191
Less allowance for loan losses	(19,991)	(17,454)
Total loans, net	3,225,304	3,274,051
Loans held for sale	667	-
Premises and fixed assets, net	29,986	30,426
Federal Home Loan Bank of New York ("FHLBNY") capital stock	51,833	53,435
Other real estate owned ("OREO")	-	300
Goodwill	55,638	55,638
Other assets	102,583	101,914
Total Assets	$3,974,399	$4,055,598
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,190,662	$2,169,341
Non-interest bearing deposits	102,447	90,710
Total deposits	2,293,109	2,260,051
Escrow and other deposits	69,803	130,121
Securities sold under agreements to repurchase	230,000	230,000
Federal Home Loan Bank of New York advances	959,675	1,019,675
Subordinated notes payable	25,000	25,000
Trust Preferred securities payable	72,165	72,165
Other liabilities	41,152	41,622
Total Liabilities	$3,690,904	$3,778,634
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at June 30, 2009 and December 31, 2008)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 51,122,319 shares and 51,122,319 shares issued at June 30, 2009 and December 31, 2008, respectively, and 34,386,066 shares and 34,179,900 shares outstanding at June 30, 2009 and December 31, 2008, respectively)	511	511
Additional paid-in capital	213,790	213,917
Retained earnings	299,635	297,848
Accumulated other comprehensive loss, net of deferred taxes	(7,717)	(11,111)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(3,817)	(3,933)
Unearned Restricted Stock Award common stock	(3,016)	(1,790)
Common stock held by Benefit Maintenance Plan ("BMP")	(8,007)	(8,007)
Treasury stock, at cost (16,736,253 shares and 16,942,419 shares at June 30, 2009 and December 31, 2008, respectively)	(207,884)	(210,471)
Total Stockholders' Equity	$283,495	$276,964
Total Liabilities And Stockholders' Equity	$3,974,399	$4,055,598
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Loans secured by real estate	$47,662	$44,147	$95,991	$87,213
Other loans	37	41	74	85
Mortgage-backed securities	2,969	3,370	6,249	5,586
Investment securities	194	364	439	1,072
Federal funds sold and other short-term investments	858	1,346	1,361	3,542
Total interest income	51,720	49,268	104,114	97,498

Interest expense:
Deposits and escrow	11,718	14,452	25,930	32,420
Borrowed funds	13,713	11,706	27,755	22,737
Total interest expense	25,431	26,158	53,685	55,157
Net interest income	26,289	23,110	50,429	42,341
Provision for loan losses	2,252	310	4,892	370
Net interest income after provision for loan losses	24,037	22,800	45,537	41,971

Non-interest income:
Total other than temporary impairment ("OTTI") losses	(1,160)	-	(7,264)	-
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	274	-	1,338	-
Net OTTI recognized in earnings	(886)	-	(5,926)	-
Service charges and other fees	879	1,146	1,742	2,201
Net mortgage banking income (loss)	856	30	(312)	316
Net (loss) gain on sales of investment securities and other real estate owned	(92)	(129)	339	(129)
Income from bank owned life insurance	501	495	995	987
Other	600	318	974	652
Total non-interest income (loss)	1,858	1,860	(2,188)	4,027

Non-interest expense:
Salaries and employee benefits	6,666	6,010	13,540	12,411
Stock benefit plan amortization expense	952	879	1,878	1,711
Occupancy and equipment	1,882	1,764	3,968	3,335
Federal deposit insurance premiums	2,762	173	3,571	237
Data processing costs	733	778	1,487	1,556
Other	2,330	2,654	4,489	5,288
Total non-interest expense	15,325	12,258	28,933	24,538

Income before income taxes	10,570	12,402	14,416	21,460
Income tax expense	3,654	3,977	4,650	7,078
Net income	$6,916	$8,425	$9,766	$14,382

Earnings per Share:
Basic	$0.21	$0.26	$0.30	$0.44
Diluted	$0.21	$0.26	$0.30	$0.44

See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands)
	Six Months Ended June 30,
	2009	2008
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Common Stock (Par Value $0.01):
Balance at beginning of period	$511	$509
Shares issued in exercise of options	-	2
Balance at end of period	511	511
Additional Paid-in Capital:
Balance at beginning of period	213,917	208,369
Stock options exercised	-	2,451
Tax (expense) benefit of stock plans	(156)	473
Amortization of excess fair value over cost – ESOP stock and stock options expense	871	997
Release from treasury stock for restricted stock award shares	(842)	69
Balance at end of period	213,790	212,359
Retained Earnings:
Balance at beginning of period	297,848	288,112
Net income for the period	9,766	14,382
Cash dividends declared and paid	(9,234)	(9,100)
Cumulative effect adjustment for the adoption of the transition requirements of Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158") net of taxes	-	(23)
Cumulative effect adjustment for the adoption of Financial Accounting Standards Board ("FASB") Staff Position No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP 115-2"), net of taxes	1,255	-
Balance at end of period	299,635	293,371
Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of period	(11,111)	(4,278)
Cumulative effect adjustment for the adoption of FSP 115-2, net of tax	(1,255)	(64)
Amortization and reversal of net unrealized loss on securities transferred from available-for- sale to held-to-maturity, net of tax	981	-
Non-credit component of OTTI charge recognized during the period, net of tax	(735)	-
Change in other comprehensive income (loss) during the period, net of tax	4,403	(3,318)
Balance at end of period	(7,717)	(7,660)
ESOP:
Balance at beginning of period	(3,933)	(4,164)
Amortization of earned portion of ESOP stock	116	116
Balance at end of period	(3,817)	(4,048)
Unearned Restricted Stock Award Common Stock
Balance at beginning of period	(1,790)	(634)
Amortization of earned portion of restricted stock awards	519	204
Release from treasury stock for restricted stock award shares	(1,745)	(218)
Balance at end of period	(3,016)	(648)
Treasury Stock, at cost
Balance at beginning of period	(210,471)	(211,121)
Purchase of treasury shares, at cost	-	(654)
Release from treasury stock for restricted stock award shares	2,587	149
Balance at end of period	(207,884)	(211,626)
Common Stock Held by BMP
Balance at beginning of period	(8,007)	(7,941)
Common stock acquired	-	(66)
Balance at end of period	(8,007)	(8,007)

Total Stockholders' Equity	$283,495	$274,252

STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Income	$6,916	$8,425	$9,766	$14,382
Amortization and reversal of net unrealized loss on securities transferred from available-for- sale to held-to-maturity, net of taxes of $73 during the three months ended June 30, 2009 and $807 during the six months ended June 30, 2009	89	-	981	-
Non-credit component of OTTI charge recognized during the period, net of tax benefit of $(124) during the three months ended June 30, 2009 and $(604) during the six months ended June 30, 2009	(151)	-	(735)	-
Reclassification adjustment for securities sold during the period, net of taxes of $195 during the six months ended June 30, 2009	-	-	(236)	-
Net unrealized securities gains (losses) arising during the period, net of taxes (benefit) of $765 and $(2,536) during the three months ended June 30, 2009 and 2008, respectively, and $3,819 and $(2,828) during the six months ended June 30, 2009 and 2008, respectively	929	(2,975)	4,639	(3,318)
Comprehensive Income	$7,783	$5,450	$14,415	$11,064
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,766	$14,382
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss on sale of other real estate owned	92	129
Net gain on sale of loans originated for sale	(635)	(219)
Net gain on sale of investment securities available-for-sale	(431)	763
Net depreciation and amortization	1,310	638
ESOP compensation expense	370	679
Stock plan compensation (excluding ESOP)	1,136	370
Provision for loan losses	4,892	300
Provision to increase the liability for loans sold with recourse	1,402	-
Recovery of write down of mortgage servicing asset	(60)	-
OTTI charge for investment securities recognized in earnings	5,926	-
Increase in cash surrender value of Bank Owned Life Insurance	(994)	(987)
Deferred income tax credit	(4,492)	(691)
Excess tax cost (benefit) of stock plans	156	(473)
Changes in assets and liabilities:
Origination of loans held for sale	(10,370)	(23,108)
Proceeds from sale of loans held for sale	110,339	22,077
Decrease in other assets	739	1,996
(Decrease) in other liabilities	(1,812)	(6,642)
Net cash provided by operating activities	117,334	9,214
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in federal funds sold and other short term investments	-	110,687
Proceeds from principal repayments of investment securities held-to-maturity	144	80
Proceeds from maturities of investment securities available-for-sale	-	1,000
Proceeds from calls and principal repayments of investment securities available-for-sale	-	601
Proceeds from sales of investment securities available-for-sale	10,359	-
Purchases of investment securities available-for-sale	-	(4,428)
Principal collected on mortgage backed securities available-for-sale	42,367	24,693
Purchases of mortgage backed securities available-for-sale	-	(183,849)
Net increase in loans	(56,145)	(257,794)
Purchases of fixed assets, net	(601)	(3,044)
Proceeds from the sale of other real estate owned	208	767
Redemption (Purchase) of FHLBNY capital stock	1,602	(11,481)
Net cash used in investing activities	(2,066)	(322,768)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in due to depositors	33,058	(99,106)
Net (decrease) increase in escrow and other deposits	(60,318)	17,623
Increase in securities sold under agreements to repurchase	-	109,920
(Decrease) Increase in FHLBNY advances	(60,000)	213,175
Cash dividends paid	(9,234)	(9,100)
Exercise of stock options	-	2,453
Excess tax (cost) benefit of stock plans	(156)	473
Acquisition of common stock by BMP	-	(66)
Purchase of treasury stock	-	(654)
Net cash (used in) provided by financing activities	(96,650)	234,718
INCREASE(DECREASE) IN CASH AND DUE FROM BANKS	18,618	(78,836)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	211,020	101,708
CASH AND DUE FROM BANKS, END OF PERIOD	$229,638	$22,872
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$8,189	$12,263
Cash paid for interest	54,378	54,572
Loans transferred to other real estate owned	-	895
Portfolio loans transferred to held for sale	100,000	-
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	120	-
Reversal of unrealized loss on securities transferred from available-for-sale to held-to-maturity	1,668	-
Decrease in accumulated other comprehensive loss	(4,403)	(3,382)

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   NATURE OF OPERATIONS

Dime Community Bancshares, Inc. (the "Holding Company") is a Delaware corporation and parent company of the Bank, a federally-chartered stock savings bank.  The Holding Company's direct subsidiaries are the Bank, Dime Community Capital Trust 1 and 842 Manhattan Avenue Corp.  The Bank's direct subsidiaries are Boulevard Funding Corp., Havemeyer Investments, Inc., DSBW Preferred Funding Corporation, DSBW Residential Preferred Funding Corp., Dime Reinvestment Corp. and 195 Havemeyer Corp.

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

2.   SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of June 30, 2009, the results of operations and statements of comprehensive income for the three-month and six month periods ended June 30, 2009 and 2008, and the changes in stockholders' equity and cash flows for the six-month periods ended June 30, 2009 and 2008.  The results of operations for the three-month and six-month periods ended June 30, 2009 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2009.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the SEC.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas in the accompanying consolidated financial statements where estimates are significant include the allowance for loan losses, valuation of mortgage servicing rights, asset impairment adjustments related to the valuation of goodwill and OTTI of securities, loan income recognition, the valuation of financial instruments, recognition of deferred tax assets and unrecognized tax benefits and the accounting for defined benefit plans sponsored by the Company.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2008 and notes thereto.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS 168, "The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162," which establishes the FASB Accounting Standards Codification™ (the "Codification"), which supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental GAAP. All other accounting literature not included in the Codification will be considered non-authoritative. The Codification was implemented on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009. The Company expects to conform its financial statements and related Notes to the new Codification in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167").  SFAS 167 amends FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities," by amending the manner in which a company determines whether an entity that is either insufficiently capitalized or not controlled through voting (or similar rights) should be consolidated. Under SFAS 167, the determination of whether a company is required to consolidate an entity is based upon, among other factors, the entity’s purpose and design and a company’s ability to direct the most significant economic activities of the entity.  SFAS 167 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years.  Adoption of SFAS 167 is not expected to have a material impact upon the Company's consolidated financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets" ("SFAS 166").  SFAS 166 eliminates the concept of a "qualifying special-purpose entity," and changes the requirements for derecognizing transferred financial assets that were previously established under SFAS 140, "Accounting for Transfers and Servicing of

Financial Assets and Extinguishments of Liabilities."  SFAS 166 also requires increased disclosure related to transferred financial assets, including securitization transactions, as well as other transactions where companies possess continuing exposure to the risks related to financial assets transferred or sold.  For the Company, SFAS 166 is effective for financial asset transfers occurring after January 1, 2010, and early adoption of SFAS 166 is prohibited.  The Company is evaluating the impact of adoption of SFAS 166.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165").  SFAS 165 establishes general standards governing accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  SFAS 165 also provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions occurring after the balance sheet date. The Company adopted SFAS 165 effective June 30, 2009, and adoption had no impact on the Company’s condensed consolidated financial statements. The Company evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q.

On April 9, 2009, the FASB issued FSP 115-2.  FSP 115-2 amended the guidance provided under GAAP related to OTTI of debt securities in order to make it more operational.  FSP 115-2 modifies the technical criteria related to both the recovery of impairment and collectibility of cash flows that a reporting entity may employ in order to avoid recognizing OTTI.  Under FSP 115-2, OTTI that has been determined to exist on debt securities is required to be divided between credit and non-credit components, with changes in the credit component recognized in earnings, and changes in the non-credit component recognized in other comprehensive income.  In determining the amount of credit-related OTTI to be recognized, FSP 115-2 permits the reporting entity to discount the expected cash flows at the effective interest rate implicit in the security at the date of acquisition.  FSP 115-2 also requires additional disclosures related to all securities owned by the reporting entity.  FSP 115-2 did not amend existing recognition and measurement guidance related to OTTI of equity securities.  FSP 115-2 is required to be applied to existing and new investments held by the reporting entity at the beginning of the interim period of adoption.  For debt securities held at the beginning of the interim period of adoption for which OTTI was previously recognized, the entity recognizes the cumulative effect of adopting FSP 115-2 as an adjustment to the opening balance of retained earnings.  FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted.   The Company elected to early adopt FSP 115-2 effective January 1, 2009, reclassifying $1.2 million of previously recognized after-tax OTTI out of retained earnings and into accumulated other comprehensive loss as a cumulative effect adjustment, representing the after-tax non-credit component of the previously recognized OTTI.

On April 9, 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FAS 107-1").  FAS 107-1 amends SFAS 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), to require that disclosures about fair value of financial instruments mandated under SFAS 107 be made for all interim periods.  FAS 107-1 also amended FASB Accounting Practice Board Opinion No. 28, "Interim Financial Reporting" ("APB 28"), to require that the disclosures mandated under APB 28 be made at each interim period.  FAS 107-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted.   The Company adopted FAS 107-1 effective June 30, 2009, and has included such disclosure in Note 11 to the condensed consolidated financial statements.

On April 9, 2009, the FASB issued Staff Position No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FAS 157-4").  FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, and provides guidance on identifying circumstances that indicate a transaction is not orderly.  FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with earlier adoption permitted.  If a reporting entity elects to early adopt either FAS 115-2 or FAS 107-1, it must also early adopt FAS 157-4 in the same interim period.  Since the Company elected to early adopt FAS 115-2, it was required to early adopt FAS 157-4 during the quarter ended March 31, 2009.  FAS 157-4 was applied to the methodology utilized by the Company to determine the fair value of its pooled trust preferred securities at June 30, 2009.

On January 12, 2009, the FASB issued Staff Position No. EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20"  ("FSP EITF 99-20-1").  FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets" ("EITF 99-20"), to achieve more consistent determination of whether an OTTI has occurred.  GAAP provides two different models for determining whether the impairment of a debt security is other than temporary.  EITF 99-20 requires the use of market participant assumptions about future cash flows. This cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.  SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") does not require exclusive reliance on market participant assumptions about future cash flows. Rather, SFAS 115 permits the use of reasonable management judgment of the probability that the holder will be unable to collect all amounts due.  FSP EITF 99-20-1 retains and emphasizes the objective of an OTTI assessment and the related disclosure requirements in SFAS 115, and permits the evaluation of impaired assets under the jurisdiction of EITF 99-20 to be evaluated in accordance with the OTTI methodology of SFAS 115.  EITF 99-20-1 was effective immediately upon issuance.  Adoption of EITF 99-20-1 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, "Employers' Disclosures About Postretirement Benefit Plan Assets" ("FSP 132R-1").  FSP 132R-1 requires additional disclosure regarding investment allocations, major categories, valuation techniques and concentrations of risk related to plan assets held in an employer's defined benefit pension or postretirement plan.  FSP 132R-1 further requires disclosure of any effects of utilizing significant unobservable inputs [as defined in SFAS 157, "Fair Value Measurements" ("SFAS 157") upon the overall change in the fair value of plan assets during the reporting period.  FSP 132R-1 is effective for years ending after December 31, 2009.  The Company is currently evaluating the impact of adoption.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161").   SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about (i) the manner in which and reason that an entity uses derivative instruments, with particular emphasis upon underlying risk, (ii) the manner in which derivative instruments and related hedged items are accounted for under SFAS 133, " Accounting for Derivative Instruments and Hedging Activities" and its related interpretations, and (iii) (in tabular form) the manner in which derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 further requires enhanced disclosures of credit-risk-related contingent features of derivative instruments.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  Adoption of SFAS 161 did not have a material impact upon the Company's financial disclosures.

In February 2008, the FASB issued Staff Position No. FAS 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions" ("FSP 140-3"), which provides guidance on accounting for a transfer of a financial asset and repurchase financing. FSP 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), however, if certain criteria are satisfied, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS 140. Under FSP 140-3, a transferor and transferee shall not separately account for a transfer of a financial asset and a related repurchase financing unless: (i) there is a valid and distinct business or economic purpose for entering into the two transactions separately, and (ii) the repurchase financing does not result in the initial transferor regaining control over the financial asset.  FSP 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  Adoption of FSP 140-3 did not have a material impact upon the Company's consolidated financial condition or results of operations.

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

4.   TREASURY STOCK

The Company did not repurchase any shares of treasury stock during the six months ended June 30, 2009.  On April 30, 2009, 207,193 shares of the Company's common stock were released from treasury in order to fulfill benefit obligations under the 2004 Stock Incentive Plan.  The closing price of the Company's common stock on that date was $8.34.  The shares were released utilizing the average historical cost method.

On June 25, 2009, 1,031 shares of the Company's common stock were returned to treasury, representing forfeited award shares under the 2004 Stock Incentive Plan that had been previously released from treasury upon the award grant.

5.   ACCOUNTING FOR GOODWILL

The Company has designated the last day of its fiscal year as its date for annual impairment testing.  The Company performed an impairment test as of December 31, 2008 and concluded that no impairment of goodwill existed.  However, subsequent to December 31, 2008, the price of the Holding Company's common stock declined to such a level that its total market capitalization, on occasion, fell below its consolidated stockholders' equity.  As a result, the Company performed goodwill impairment tests periodically during the six months ended June 30, 2009 and concluded, in each instance, that no impairment of goodwill existed.  The most recent of these tests was performed as of June 30, 2009.  No events or circumstances have changed subsequent to June 30, 2009 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or changes in circumstances would require the immediate performance of an impairment test in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."

6.   EARNINGS PER SHARE

EPS is calculated and reported in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128").  For entities like the Company with complex capital structures, SFAS 128 requires disclosure of basic EPS and diluted EPS on the face of the income statement, along with a reconciliation of the numerators and denominators of basic and diluted EPS.

Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period (weighted-average common shares are adjusted to exclude unallocated ESOP shares).  Diluted EPS is computed using the same method as basic EPS, however, the computation reflects the potential dilution that would occur if outstanding in-the-money stock options were exercised and converted into common stock.

The following is a reconciliation of the numerators and denominators of basic EPS and diluted EPS for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in Thousands)
Numerator:
Net Income per the Consolidated Statements of Operations	$6,916	$8,425	$9,766	$14,382
Denominator:
Weighted-average number of shares outstanding utilized in the calculation of basic EPS	33,024,176	32,643,946	32,954,016	32,586,186
Common stock equivalents resulting from the dilutive effect of "in-the-money" outstanding stock options	4,527	470,273	4,906	320,877
Anti-dilutive effect of tax benefits associated with "in-the-money" outstanding stock options	(2,149)	(178,934)	(2,816)	(133,432)
Weighted average number of shares outstanding utilized in the calculation of diluted EPS	33,026,554	32,935,285	32,956,106	32,773,631

Common stock equivalents resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the Holding Company's common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 3,104,037 and 693,440 weighted-average stock options outstanding for the three-month periods ended June 30, 2009 and 2008, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.  There were 3,104,037 and 753,936 weighted-average stock options outstanding for the six-month periods ended June 30, 2009 and 2008, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

7.    ACCOUNTING FOR STOCK BASED COMPENSATION

During the three-month and six-month periods ended June 30, 2009 and 2008, the Holding Company and Bank maintained the Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees, the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees and the 2004 Stock Incentive Plan (collectively the "Stock Plans"), which are discussed more fully in Note 15 to the Company's audited consolidated financial statements for the year ended December 31, 2008, and which are subject to the accounting requirements of SFAS No. 123 (revised 2004), "Share-Based Payment."

Stock Option Awards

Combined activity related to stock options granted under the Stock Plans during the periods presented was as follows:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in Thousands, Except per Share Amounts)
Options outstanding – beginning of period	3,116,564	3,186,559	3,116,564	3,165,997
Options granted	205,633	90,000	205,633	124,425
Weighted average exercise price of grants	$8.34	$18.18	$8.34	$17.28
Options exercised	-	214,811	-	228,674
Weighted average exercise price of exercised options	-	$11.84	-	$11.91
Options forfeited	3,062	2,250	3,062	2,250
Weighted average exercise price of forfeited options	$14.87	$19.90	$14.87	$19.90
Options outstanding – end of period	3,319,135	3,059,498	3,319,135	3,059,498
Weighted average exercise price of outstanding options at the end of period	$14.56	$14.94	$14.56	$14.94
Remaining options available for grant	724,290	1,284,800	724,290	1,284,800
Exercisable options at end of period	2,591,130	2,255,198	2,591,130	2,255,198
Weighted average exercise price of exercisable options at the end of period	$15.16	$15.17	$15.16	$15.17
Cash received for option exercise cost	-	2,272	-	2,453
Income tax benefit recognized	-	443	-	460
Compensation expense recognized	307	236	617	474
Remaining unrecognized compensation expense	1,807	2,446	1,807	2,446
Weighted average remaining years for which compensation expense is to be recognized	2.3	2.7	2.3	2.7

The range of exercise prices and weighted-average remaining contractual lives of both options outstanding and vested options were as follows:

	Outstanding Options as of June 30, 2009
Range of Exercise Prices	Amount	Weighted Average Exercise Price	Weighted Average Contractual Years Remaining	Exercisable Options as of June 30, 2009
$4.50 - $5.00	9,465	$4.56	0.6	9,465
$8.00 - $8.50	205,633	8.34	9.8	-
$10.50 - $11.00	380,351	10.91	2.4	380,351
$13.00-$13.50	530,278	13.16	3.6	530,278
$13.51-$14.00	956,375	13.74	7.8	505,625
$14.50-$15.00	34,425	14.92	8.7	8,606
$15.00-$15.50	318,492	15.10	5.9	318,492
$16.00-$16.50	76,320	16.45	5.6	76,320
$16.51-$17.00	61,066	16.73	9.1	15,263
$18.00-$18.50	90,000	18.18	8.9	90,000
$19.50-$20.00	656,730	19.90	4.6	656,730
Total	3,319,135	$14.56	5.8	2,591,130

The weighted average exercise price and contractual years remaining for exercisable options were $15.16 and 5.1 years, respectively, at June 30, 2009.  The weighted average fair value per option at the date of grant for stock options granted was estimated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total options granted	205,633	90,000	205,633	124,425
Estimated fair value on date of grant	$1.73	$4.81	$1.73	$4.37
Pricing methodology utilized	Black- Scholes	Black- Scholes	Black- Scholes	Black- Scholes
Expected life (in years)	5.99	6.70	5.99	6.58
Interest rate	2.39%	3.60%	2.39%	3.37%
Volatility	41.34	31.18	41.34	30.85
Dividend yield	6.72	3.08	6.72	3.27

Other Stock Awards

Restricted Stock Awards – The Company, from time to time, issues restricted stock awards to outside directors and officers under the 2004 Stock Incentive Plan.  Typically, awards to outside directors fully vest on the first anniversary of the grant date, while awards to officers vest in equal annual installments over a four- or five-year period.

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan during the periods indicated:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in Thousands)
Unvested allocated shares – beginning of period	135,710	60,304	141,710	66,304
Shares granted	207,197	12,000	207,197	12,000
Shares vested	46,810	23,551	52,810	29,551
Shares forfeited	1,031	-	1,031	-
Unvested allocated shares – end of period	295,066	48,753	295,066	48,753
Unallocated shares - end of period	-	-	-	-
Compensation recorded to expense	$288	$98	$520	$204
Income tax (expense) benefit recognized	(156)	15	(156)	13

8.   ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for loans owned by the Bank were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in Thousands)
Balance at beginning of period	$18,351	$15,665	$17,454	$15,387
Provision for loan losses	2,252	310	4,892	370
Charge-offs	(528)	(116)	(2,404)	(260)
Recoveries	-	-	-	-
Transfer from (to) reserves on loan commitments	(84)	(473)	49	(111)
Balance at end of period	$19,991	$15,386	$19,991	$15,386

Management's quarterly evaluation of the loan loss reserves considers not only performance of the current owned and serviced loan portfolios, but also general credit conditions and volume of new business, in determining the timing and amount of any future credit loss provisions. The increase in the provision for loan losses during the three-month and six-month periods ended June 30, 2009 compared to the three-month and six-month periods ended June 30, 2008 reflected both deterioration in the Bank's local real estate market as well as an increase in real estate loans from June 30, 2008 to June 30, 2009.

9.   FIRST LOSS  EXPOSURE ON SERVICED LOANS

From December 2002 through February 2009, the Bank sold multifamily loans to Fannie Mae ("FNMA").  Pursuant to the sale agreement, the Bank retained an obligation (off-balance sheet contingent liability) to absorb a portion of any losses (as defined in the agreement) incurred by FNMA in connection with the loans sold (the "First Loss Position").  The Bank has established a liability account for estimated future losses in connection with the First Loss Position.  In determining the estimate of probable future losses, the Bank utilizes a methodology similar to that used in the calculation of its allowance for loan losses.  For all performing loans within the FNMA serviced pool, the liability recorded is the present value of the estimated future losses calculated based upon the historical loss experience for comparable multifamily loans owned by the Bank.  For problem loans within the pool, the estimated future losses are determined in a manner consistent with impaired or classified loans within the Bank's loan portfolio.

At June 30, 2009, the Bank had a $3.5 million liability against the $21.9 million First Loss Position.  Since the Bank no longer sells multifamily loans to FNMA, the aggregate First Loss Position should never exceed its level at June 30, 2009.  Any future reduction in the First Loss Position shall result from a formal settlement of incurred losses between the Bank and FNMA on eligible loans within this pool.  This settlement cannot commence until a legal disposal of the loan has occurred.  The liability related to the First Loss Position may increase or decrease in the future based upon, among other factors, the credit conditions of the remaining loans outstanding within the pool of loans sold previously to FNMA.  Any such future increases or decreases to the liability will be recognized as a component of mortgage banking income.

The following is a summary of the aggregate balance of multifamily loans serviced for FNMA, the period-end balance of the total First Loss Position associated with these loans, and activity related to the liability established for the First Loss Position.

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in Thousand)
Outstanding balance of multifamily loans serviced for FNMA at period end	$477,733	$542,063	$477,733	$542,063
Total First Loss Position at end of period	21,865	21,186	21,865	21,186
Liability Against the Total First Loss Position
Balance at beginning of period	$3,963	$2,458	$5,573	$2,436
Additions for loans sold during the period	-	47	-	69
Transfer out for serviced loans re-acquired by the Bank	(414)	-	(3,439)	-
(Credit) Provision for losses on problem loans(1)	(21)	300	1,403	300
Charge-offs and other net reductions in balance	(69)	(334)	(78)	(334)
Balance at period end	$3,459	$2,471	$3,459	$2,471
(1) Amount recognized as a component of mortgage banking income during the period.

The Bank has elected to periodically repurchase problem loans from within the FNMA serviced loan pool in order to expedite their resolution and control losses.  During the three months ended June 30, 2009, the Bank re-acquired ten problem loans within the pool of loans serviced for FNMA having an aggregate principal balance of $15.5 million.  Upon re-acquisition, aggregate liabilities of $414,000 that were recorded related to these loans within the liability for the First Loss Position served to reduce the outstanding principal balance of the loans (reflecting a write-down of their outstanding principal balance to the lower of the current appraised or marketed value of the underlying collateral).  During the six months ended June 30, 2009, the Bank re-acquired fourteen problem loans within the pool of loans serviced for FNMA having an aggregate principal balance of $24.2 million.  Upon re-acquisition, aggregate liabilities of $3.4 million that were recorded related to these loans within the liability for the First Loss Position served to reduce the outstanding principal balance of the loans (reflecting a write-down of their outstanding principal balance to the lower of the current appraised or marketed value of the underlying collateral).

10.   INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following is a summary of major categories of securities owned by the Company at June 30, 2009:

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses	Book Value	Other Unrealized Losses	Fair Value
			(Dollars in Thousands)
Held-to-Maturity:
Pooled bank trust preferred securities	$19,643	$15,860	$(3,253)	-	$(3,912)(2)	$8,695	$(3,300)	$5,395
Available-for-sale:
Mutual fund investments	8,106	5,043	-	495	(4)	5,534	-	5,534
Agency note	1,005	1,005	-	1	-	1,006	-	1,006
Pass-through MBS issued by GSEs	176,624	176,624	-	5,201	-	181,825		181,825
Collateralized mortgage obligations ("CMOs") issued by GSEs	71,114	71,114	-	1,786	-	72,900	-	72,900
Private issuer pass through MBS	3,812	3,812	-	-	(410)	3,402	-	3,402
Private issuer CMOs	5,509	5,509	-	-	(121)	5,388	-	5,388
Total	$285,813	$278,967	$(3,253)	$7,483	$(4,447)	$278,750	$(3,300)	$275,450
(1) Amount represents the purchase amortized / historical cost less any credit-related OTTI recognized through earnings.
(2) Amount represents the unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

The pooled bank trust preferred securities held-to-maturity had a weighted average term to maturity of 25.5 years at June 30, 2009.  There were no sales of investment securities held-to-maturity during the six months ended June 30, 2009 or the six months ended June 30, 2008.

The agency note investment in the above table, which had a contractual maturity of August 1, 2017, was called in accordance with its contractual terms on August 1, 2009.  During the six months ended June 30, 2009, proceeds from the sales of investment securities available for sale totaled $10.4 million.  A gain of $431,000 was recognized on these sales.  There were no sales of investment securities available-for-sale during the six months ended June 30, 2008.

At June 30, 2009, MBS available-for-sale (which include pass-through MBS issued by GSEs, CMOs issued by GSEs, private issuer pass through MBS and private issuer CMOs) possessed a weighted average contractual maturity of 17.8 years and a weighted average estimated duration of 2.0 years.  There were no sales of MBS available-for-sale during either the six months ended June 30, 2009 or the six months ended June 30, 2008.

As of June 30, 2009, the Company owned eight securities with an aggregate remaining amortized cost of $19.6 million based upon their purchase cost basis that were secured primarily by the preferred debt obligations of a pool of U.S. banks (with a small portion secured by debt obligations of insurance companies). From the Company’s initial investment through June 30, 2009, six of the eight pooled trust preferred securities had paid all contractual cash flows.  One security is experiencing a deferral of a portion of its quarterly interest payment, and another security is experiencing a deferral of the entire quarterly interest payment.

At June 30, 2009, in management’s judgment, the credit quality of the collateral pool underlying four of the securities deteriorated to the point that full recovery of the Company’s initial investment was considered uncertain, thus resulting in recognition of an OTTI charge.  The aggregate OTTI charge recognized on these securities was $7.0 million at June 30, 2009, of which $3.8 million was determined to be attributable to credit related factors and $3.2 million was determined to be attributable to non-credit related factors.

On three of the trust preferred securities, a $1.2 million OTTI charge was recognized during the three months ended June 30, 2009, and a $7.3 million OTTI charge was on recognized on four trust preferred securities during the six months ended June 30, 2009.

As of June 30, 2009, the Company had also recognized an OTTI charge of $3.1 million on five actively-managed equity mutual fund investments.  This OTTI charge, which was fully recognized during the three months ended March 31, 2009, reflected both the significant deterioration in the valuation of the U.S. and international equity markets, as well as the extended duration of the decline.

The Company did not recognize an OTTI charge on any of its securities during the three-month or six-month periods ended June 30, 2008, and had no cumulative OTTI charges related to its securities as of June 30, 2008.

The Company adopted FSP 115-2 effective January 1, 2009.  For its pooled bank trust preferred securities that were deemed to meet the OTTI criteria established under FSP 115-2, the Company applied the FSP 115-2 provisions for determining the credit related component of OTTI by discounting the expected future cash flows applicable to the securities at the effective interest rate implicit in the security at the date of acquisition by the Company.  The provisions of FSP 115-2 were not applicable to the equity mutual fund investments on which the Company recognized OTTI charges during the six months ended June 30, 2009.

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's investment securities during the three-month and six-month periods ended June 30, 2009, as well as a breakdown of the credit-related and non-credited related components of the OTTI activity during the period:

	At or for the Three Months Ended June 30, 2009			At or for the Six Months Ended June 30, 2009
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
	(Dollars in Thousands)
Cumulative balance at the beginning of the period	$5,962	$3,351	$9,313	$3,209	$-	$3,209
Cumulative effect adjustment of adopting FSP 115-2	-	-	-	(2,287)	2,287	-
OTTI recognized during the period	886	274	1,160	5,926	1,338	7,264
Transfer to non-credit OTTI	-	(354)	(354)	-	(354)	(354)
Amortization of previously recognized OTTI	-	(18)	(18)	-	(18)	(18)
Cumulative balance at end of the period	$6,848	$3,253	$10,101	$6,848	$3,253	$10,101

The remaining aggregate amortized cost of pooled bank trust preferred securities that could be subject to future OTTI charges through earnings was $15.9 million at June 30, 2009.  Of this total, unrealized losses of $7.2 million have already been recognized as a component of accumulated other comprehensive income.

The following table summarizes the gross unrealized losses and fair value of investment securities and MBS as of June 30, 2009, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Total		12 or More Consecutive Months of Unrealized Losses		Less than 12 Consecutive Months of Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(Dollars in thousands)
Held-to-Maturity Securities:
Pooled bank trust preferred securities (a)	$5,395	$10,465	$5,395	$10,465	$-	$-
Available-for-Sale Securities:
Private label MBS and CMOs	8,791	530	8,791	530	-	-
PIMCO Total Return Mutual Fund	1,485	3	-	-	1,485	3
Total	$15,671	$10,998	$14,186	$10,995	$1,485	$3
(a) At June 30, 2009, the recorded balance of these securities was $8.7 million.  This balance reflected both the remaining unrealized loss of $3.9 million that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity) for four trust preferred securities that have not been deemed OTTI, and an unrealized loss of $3.3 million that has been recognized in accumulated other comprehensive loss that represents the non-credit component of impairment for four trust preferred securities that have been deemed OTTI.  In accordance with both SFAS 115 and FSP 115-2, these unrealized losses are currently being amortized over the remaining estimated life of these securities.

None of the unrealized losses associated with the private label MBS and CMOs shown in the above table were deemed to meet the criteria for OTTI at June 30, 2009.  Of the total unrealized loss on pooled bank trust preferred securities shown in the above table, $6.8 million was deemed not to satisfy the criteria for OTTI at June 30, 2009.  The following is a summary of management's determination that the criteria for OTTI was not met for each security classification:

Trust Preferred Securities

At June 30, 2009, the Bank owned four pooled bank trust preferred securities with an amortized cost of $10.9 million that were not deemed other than temporarily impaired.  On September 1, 2008, the Company transferred these securities from its available-for-sale portfolio to its held-to-maturity portfolio.  Based upon the lack of an orderly market for these securities, management determined that a formal election to hold them to maturity was consistent with its initial investment decision.  The cumulative unrealized loss on these four securities was $6.8 million at June 30, 2009, and reflected both illiquidity in the marketplace and concerns over future bank failures.

Despite the significant decline in market value, management believes that the unrealized losses on these securities at June 30, 2009 were temporary, and that the full value of the investments would be realized once the market dislocations have been removed, or as the securities continue to make their contractual payments of principal and interest.  In making this determination, management considered the following:

•	The Company has the intent and ability to hold these securities until they fully recover their impairment, evidenced by the election to reclassify them to held-to-maturity in 2008
•	There was no cash or working capital requirement nor contractual or regulatory obligation that would compel the Company to sell any of these securities prior to their forecasted recovery or maturity
•	Each security has a diverse pool of underlying issuers
•	None of the securities have exposure to real estate investment trust issued debt (which has experienced high default rates)
•	Each security features either a mandatory auction or a de-leveraging mechanism that could result in principal repayments to the Bank prior to the stated maturity of the security
•	Each security is characterized by some level of over-collateralization
•
Based upon an internal review of the collateral backing the trust preferred securities portfolio, which accounted for current and prospective deferrals, each of the securities could reasonably be expected to continue making all contractual payments

•	Two of the four securities have maintained an investment grade rating since inception

Three of the four securities have made all contractual payments since inception.  The remaining security is currently in deferral on its contractual interest payments.  The Company has elected to reverse all interest accruals on this security, and has deemed the security a non-performing asset as of June 30, 2009 (See the chart in Part I – Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Asset Quality).   Despite this deferral, a review of the collateral underlying this security at June 30, 2009, which accounted for current and prospective deferrals, indicated that it could reasonably be expected to continue making all of its contractual payments.  At June 30, 2009, this security had a purchase cost basis of $2.9 million and a recorded balance of $1.2 million, with the difference representing the remaining unamortized unrealized loss upon its transfer from available for sale to held-to-maturity on September 1, 2008.

Private Label Pass-Through MBS and CMOs That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At June 30, 2009, the Company owned one private label pass-through MBS and two private label CMOs that possessed unrealized losses for 12 or more consecutive months with an amortized cost of $9.3 million and an unrealized loss of $530,000.   The two private label CMOs had the highest possible credit quality rating by all independent rating agencies, while the private label pass-through MBS has maintained a split credit rating, with the most recently issued rating being "AAA."  The unrealized losses on these securities have resulted from reduced marketplace liquidity, as private label MBS underwriting activity has ceased and investors preferring MBS issued by GSEs.  These securities were not deemed to be other than temporarily impaired at June 30, 2009 due to the following: (1) their credit quality rating remained superior; (2) the Company's investment was in the most senior tranche (or repayment pool); (3) the Company has received all contractual payments of principal and interest on these securities and anticipates receipt of all future contractual payments; and (4) the Company had the intent and ability to hold the securities until the earlier of recovery or full receipt of their contractual payments.

11.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following tables present the assets that are reported on the condensed consolidated statements of financial condition at fair value as of June 30, 2009 by level within the fair value hierarchy.  As required by SFAS 157, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured at Fair Value on a Recurring Basis
		Fair Value Measurements Using
Description	Total at June 30, 2009	Level 1	Level 2	Level 3	Losses for the Six Months Ended June 30, 2009
	(Dollars in Thousands)
Investment securities available-for-sale	$6,540	$5,534	$1,006	$-	$3,063(1)
MBS available-for-sale	263,515	-	263,515	-	-
(1)  This loss was fully incurred during the three months ended March 31, 2009.

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

The Company's available-for-sale investment securities and MBS at June 30, 2009 were categorized as follows:

Investment Category	Percentage of Total	Valuation Level Under SFAS 157
Pass Through MBS or CMOs issued by GSEs	94.3%	Two
Pass Through MBS or CMOs issued by entities other than GSEs	3.3	Two
Agency note	0.4	Two
Mutual fund investments	2.0	One

The agency note owned by the Company possessed the highest possible credit rating published by multiple established credit rating agencies as of June 30, 2009.  Obtaining a market value as of June 30, 2009 for this security utilizing significant observable inputs as defined under SFAS 157 was not difficult due to its continued marketplace demand.  The pass-through MBS and CMOs issued by GSEs, which comprised approximately 94.3% of the Company's total available-for-sale investment securities and MBS at June 30, 2009, all possessed the highest possible credit rating published by multiple established credit rating agencies as of June 30, 2009.  Obtaining a market value as of June 30, 2009 for these securities utilizing significant observable inputs as defined under SFAS 157 was not difficult due to their considerable demand.  For the pass through MBS and CMOs issued by entities other than GSEs, obtaining a market value utilizing significant observable inputs as defined under SFAS 157 was slightly more difficult due to the lack of regular trading activity as of June 30, 2009.  For these securities, the Company obtained market values from at least two credible market sources, and verified that these values were prepared utilizing significant observable inputs as defined under SFAS 157.  In accordance with established policies and procedures, the Company utilized a midpoint value obtained as its recorded fair value for securities that were valued with significant observable inputs.

Assets Measured at Fair Value on a Non-Recurring Basis
		Fair Value Measurements Using
Description	Total at June 30, 2009	Level 1	Level 2	Level 3	Losses for the Three Months Ended June 30, 2009	Losses for the Six Months Ended June 30, 2009
(Dollars in Thousands)
Pooled trust preferred securities(1)	$1,695	$-	$-	$1,695	$1,160(1)	$4,201(1)
Impaired loans	5,861	-	-	5,861	104(2)	770(2)
Loans held for sale carried at market value	55	-	55	-	1	1
(1)   Amount represents the fair value of four held-to-maturity trust preferred securities that were deemed other-than temporarily impaired at June 30, 2009.  Losses represent the total OTTI recognized (credit or non-credit related) during the period.
(2)   Amount represents charge-offs recognized on these loans during the three months ended June 30, 2009, and $289 of charge-offs and $481 of specific reserves established to write the outstanding principal down to the current appraised or marketed value of the underlying collateral property during the six months ended June 30, 2009.

Pooled Trust Preferred Securities, Held to Maturity - At June 30, 2009, the Company owned eight pooled trust preferred securities classified as held-to-maturity.  Late in 2008, the market for these securities was deemed to be highly illiquid, and continued to be deemed as such as of June 30, 2009.  As a result, at June 30, 2009, their estimated fair value was obtained primarily using a cash flow valuation approach (Level 3 pricing as defined by SFAS 157).  In addition, broker quotations, which were deemed to meet the criteria of "distressed sale" pricing under the guidance of FAS 157-4, were given a minor 10% weighting in the valuation of the securities at June 30, 2009.  A cash flow valuation for the eight securities performed utilizing default, cash flow and discount rate assumptions determined by the Company's management (the "Internal Cash Flow Valuation") was given a 45% weighting. This valuation considered the creditworthiness of each individual issuer underlying the collateral pool of the eight securities.  In addition, for five of the eight securities, two independent cash flow model valuations were averaged and given a 45% weighting.  For the remaining three securities, only one independent cash flow valuation was available and was similarly given a 45% weighting.  The 10% weighting of broker quotes represented a change from the methodology applied at December 31, 2008 (at which time these quotes were given no weighting) and reflected the continued emphasis upon considering broker quotes set forth in FAS 157-4.

The major assumptions utilized (each of which represents significant unobservable inputs as defined in SFAS 157) in the Internal Cash Flow Valuation were as follows:

Discount rate – The discount rate utilized was derived from the Bloomberg fair market value curve for debt offerings of similar credit rating.  In the event that a security had a split investment rating, separate cash flow valuations were made utilizing the appropriate discount rate and were averaged in order to determine the Internal Cash Flow Valuation.

Defaults - All underlying issuers with a Fitch bank rating of 5.0 were assumed to default.  Underlying issuers with a Fitch bank rating of 3.5 through 4.5 were assumed to default at levels ranging from 5% to 75% based upon both their rating as well as whether they had been granted approval to receive funding under the U.S. Department of Treasury's Troubled Asset Relief Program ("TARP") Capital Purchase Program.

Cash flows – The actual cash flows for the Company's investment tranche of each security, adjusted to assume that all estimated defaults occurred on July 1, 2009, with an estimated recovery range between 1% and 10% over the cash flow period (the remaining life of the security).

The two independent cash flow valuations discussed above were made utilizing a methodology similar to the Internal Cash Flow Valuation, differing only in the underlying assumptions deriving estimated cash flows, individual bank defaults and discount rate.  Because of the significant judgment underlying each of the pricing assumptions, management elected to recognize each of the independent valuations and apply a weighting system to all of the valuations, including the Internal Cash Flow Valuation, as all of these valuations were determined utilizing valid and objective pricing methodologies.  The overall weighting for the independent cash flow valuations was determined to be the same as the weighting for the Internal Cash Flow Valuation in recognition that the independent cash flow valuations, when viewed in aggregate, were deemed to be an equally objective pricing methodology as the Internal Cash Flow Valuation.

The following is a summary of the average valuation derived on the eight securities from each of the three pricing sources considered in valuing these investments:

Source	Average Price Per $100
Broker sale quotation	$18.95
Independent cash flow valuations	26.83
Internal Cash Flow Valuation	32.64

Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at June 30, 2009 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through current appraisals, where practical, or a drive-by inspection and comparison of the collateral with similar properties in the area by either a licensed appraiser or real estate broker and adjusted as deemed necessary by management to reflect existing market conditions.  At June 30, 2009, nine impaired loans were carried at fair value, with their principal balance reduced to the current appraised or market value of the underlying collateral property.  Net charge-offs recognized on these impaired loans were $289,000 during the six months ended June 30, 2009, and were charged against the allowance for loans losses.  In addition, specific reserves of $481,000 were established on these loans as part of the provision for loan losses recorded during the six months ended June 30, 2009.  These reserves were recorded in order to reduce the principal balance of these loans to the current appraised or market value of their underlying collateral property.   Total charge-offs on impaired loans, including such loans that are not carried at fair value, were $2.4 million during the six months ended June 30, 2009.

Loans Held for Sale – At June 30, 2009, one of the Bank's three loans held for sale was recorded at fair value since the contractual purchase price on the loan (as adjusted for all costs associated with the loan origination) did not exceed its principal balance.  The fair value of the loan represented the actual market quote offered by the purchasing institution that was subsequently paid for the loan shortly after June 30, 2009.

Financial Instruments Not Actively Traded - While quoted market prices available in active trading marketplaces are generally recognized under SFAS 157 as the best evidence of fair value of financial instruments, several of the Company's financial instruments are not bought or sold in active trading marketplaces.  Accordingly, their fair values are derived or estimated based on a variety of alternative valuation techniques.  All such fair value estimates are based on relevant market information about the financial instrument.  These estimates do not reflect any possible tax ramifications, estimated transaction costs, or potential premium or discount that could result from a one time sale of the entire holdings of a particular financial instrument.  In addition, the estimates are based on assumptions of future loss experience, current economic conditions, risk characteristics, and other such factors.  These assumptions are subjective in nature and involve inherent uncertainty.  Changes in these assumptions could significantly affect the estimates.

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

FHLBNY Capital Stock - The fair value of FHLBNY stock is assumed to be equal to its carrying value as the stock is carried at par value and redeemable at par value by the FHLBNY.

Loans, Net - The fair value of loans receivable is determined by discounting anticipated future cash flows of the loans, net of anticipated prepayments, using a discount rate reflecting current market rates for loans with similar terms.  This methodology is applied to all loans, inclusive of non-accrual loans, as well as impaired loans for which a write-down to the current fair market value of the underlying collateral is not determined to be warranted.  In addition, the valuation of loans reflects the consideration of secondary market prices for loan types that have traditionally facilitated marketplace sales (over 80% of the outstanding loan portfolio).  Due to significant market dislocation, the secondary market prices were given little weighting in deriving the loan valuation at June 30, 2009.

Mortgage Servicing Rights ("MSR")- The estimated fair value of the MSR is obtained through independent third party valuation, and is derived from estimates of future cash flows that incorporate estimates of assumptions utilized by market participants in determining fair value, including, but not limited to, market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, such as perception of future interest rate movements.

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

Based upon the aforementioned valuation methodologies, the estimated carrying amount and estimated fair values of all the Company's financial instruments were as follows:

At June 30, 2009	Carrying Amount	Fair Value
	(Dollars in Thousands)
Assets:
Cash and due from banks	$229,638	$229,638
Investment securities held to maturity (pooled trust preferred securities)	8,695	5,395
Investment securities available-for-sale	6,540	6,540
MBS available-for-sale	263,515	263,515
Loans, net	3,225,304	3,282,856
Loans held for sale	667	674
MSR	3,199	3,969
FHLBNY capital stock	51,833	51,833
Liabilities:
Savings, money market and checking accounts	1,240,272	1,240,272
Certificates of deposit	1,052,837	1,060,545
Escrow and other deposits	69,803	69,803
Securities sold under agreements to repurchase	230,000	252,623
FHLBNY advances	959,675	1,000,356
Subordinated notes payable[1]	25,000	23,750
Trust Preferred securities payable[1]	72,165	50,516
Commitments to extend credit	623	623
1 The fair value of these liabilities is measured by independent market quotations obtained based upon transactions occurring in the market as of the disclosure date.

12.   RETIREMENT AND POSTRETIREMENT PLANS

The Holding Company or the Bank maintains the Retirement Plan of The Dime Savings Bank of Williamsburgh (the "Employee Retirement Plan"), the Retirement Plan for Board Members of Dime Community Bancshares, Inc. (the "Outside Director Retirement Plan"), the BMP and the Postretirement Welfare Plan of The Dime Savings Bank of Williamsburgh ("Postretirement Plan").  Net expenses associated with these plans were comprised of the following components:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)
Service cost	$-	$29	$-	$21
Interest cost	340	76	358	65
Expected return on assets	(297)	-	(485)	-
Unrecognized past service liability	-	14	-	(7)
Amortization of unrealized loss	291	-	67	4
Net periodic (credit) cost	$334	$119	$(60)	$83

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)
Service cost	$-	$58	$-	$42
Interest cost	680	152	716	130
Expected return on assets	(594)	-	(970)	-
Unrecognized past service liability	-	28	-	(14)
Amortization of unrealized loss	582	-	134	8
Net periodic (credit) cost	$668	$238	$(120)	$166

The Company disclosed in its consolidated financial statements for the year ended December 31, 2008 that it expected to make contributions or benefit payments totaling $198,000 to the BMP, $131,000 to the Outside Director Retirement Plan, and $161,000 to the Postretirement Plan during the year ending December 31, 2009.  The Company made benefit payments of $64,000 to the Outside Director Retirement Plan during the six months ended June 30, 2009, and expects to make an additional $64,000 of contributions or benefit payments during the remainder of 2009.  The Company made net contributions totaling $68,000 to the Postretirement Plan during the six months ended June 30, 2009, and expects to make an additional estimated $93,000 of contributions or benefit payments during the remainder of 2009.  The Company made no contributions to the BMP during the six months ended June 30, 2009.  The Company does not expect to make any benefit payments or contributions to the BMP during the remainder of 2009, since anticipated retirements that formed the basis for the expected benefit payments in 2009 are presently not expected to occur.

The Company disclosed in its consolidated financial statements for the year ended December 31, 2008 that, due to changes in pension funding law that occurred in 2008 and sharp declines in asset values, the Company was unable to provide an estimate of expected contributions to the Employee Retirement Plan in 2009.  Based upon the most recent actuarial valuation of the Employee Retirement Plan, the Company does not anticipate making any contributions to the Employee Retirement Plan during 2009.

Effective December 31, 2008, the Company changed the financial statement disclosure measurement date for its defined benefit plans from October 1st to December 31st.  On January 1, 2008, the Company recorded reductions of $23,000 to retained earnings and $64,000 to accumulated other comprehensive loss related to this transition.

13.   INCOME TAXES

During the six months ended June 30, 2009, the Company's consolidated effective tax rate, which normally approximates 37%, was reduced to 32% as a result of $5.9 million of recorded OTTI expense.  Similarly, the effective tax rate was reduced to 35% during the three months ended June 30, 2009 as a result of $886,000 of recorded OTTI charges.  Excluding the recorded OTTI charge, the Company's effective tax rate approximated 37.0% during both the three-month and six-month periods ended June 30, 2009.  During the three-month and six-month periods ended June 30, 2008, the Company recorded a decline of $662,000 in income tax expense related to a reduction in its reserve for unrecognized tax benefits, as events occurring during the period resulted in the probable recognition of these benefits.  During the six months ended June 30, 2008, the Company's income tax expense was further reduced by adjustments of $275,000 associated with the completion of the June 30, 2007 tax returns.  Excluding these items, the Company's effective tax rate approximated 37.0% during the three-month and six-month periods ended June 30, 2008.

14.   NET MORTGAGE BANKING INCOME

Net mortgage banking income presented in the condensed consolidated statements of operations was comprised of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Gain on the sale of loans originated for sale	$634	$132	$635	$219
Credit (Provision) to the liability for First Loss Position	21	(300)	(1,402)	(300)
Recovery of write down of mortgage servicing asset	-	-	60	-
Mortgage banking fees	201	198	395	397
Net mortgage banking income(loss)	$856	$30	$(312)	$316

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

The Bank's primary strategy is generally to seek to increase its product and service utilization for each individual depositor, and to increase its household and deposit market shares in the communities that it serves.  The Bank’s primary strategy additionally includes the origination of, and investment in, mortgage loans, with an emphasis on multifamily residential and mixed use real estate loans.  During 2008, the Company grew assets due to continued loan demand and favorable marketplace conditions surrounding the origination of multifamily residential real estate loans.  In late 2008 and during the three-month and six-month periods ended June 30, 2009, the Company restricted asset growth due to concerns over the health of the commercial real estate markets, and the desire to preserve capital levels to accommodate these concerns.

The Company believes that multifamily residential and mixed use loans provide advantages as investment assets.  Initially, they offer a higher yield than investment securities of comparable maturities or terms to repricing.  In addition, origination and processing costs for the Bank’s multifamily residential and mixed use loans are lower per thousand dollars of originations than comparable one-to four-family loan costs.  Further, the Bank’s market area has generally provided a stable flow of new and refinanced multifamily residential and mixed use loan originations.  In order to address the credit risk associated with multifamily residential and mixed use lending, the Bank has developed underwriting standards that it believes are reliable in order to maintain consistently high credit quality for its loans.

The Bank also strives to provide a stable source of liquidity and earnings through the purchase of investment grade securities; seeks to maintain the asset quality of its loans and other investments; and uses appropriate portfolio and asset/liability management techniques in an effort to manage the effects of interest rate volatility on its profitability and capital.

The year ended December 31, 2008 and the three-month and six-month periods ended June 30, 2009 were dominated by a global real estate and economic recession fueled by significant weakness in and/or failures of many of the world's largest financial institutions.  As a result, the Bank recognized higher credit costs on portfolio loans and OTTI on investment securities during the three-month and six-month periods ended June 30, 2009 compared to the corresponding periods of 2008. However, historically high dislocations in credit markets caused origination spreads from the benchmark origination interest rate to increase significantly during the year ended December 31, 2008 and the three-month and six-month periods ended June 30, 2009.  This increase, coupled with a reduction in benchmark short-term interest rates by the Federal Open Market Committee ("FOMC") (which significantly impact the pricing of the Bank's retail deposits), favorably impacted the Company's net interest spread and net interest margin during the three-month and six-month periods ended June 30, 2009 compared to the corresponding periods of 2008.

Recent Market Developments

Emergency Economic Stabilization Act of 2008 (“EESA”)

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

In response to the financial crises affecting the banking system and financial markets, the EESA was enacted on October 3, 2008. The EESA grants the U.S. Department of Treasury ("Treasury") the authority, among others, to establish the TARP to purchase up to $700 billion of certain troubled assets, including mortgages, MBS and certain other financial instruments, from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

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

Temporary Liquidity Guarantee Program

On November 21, 2008, the Federal Deposit Insurance Corporation ("FDIC") adopted the Temporary Liquidity Guarantee Program (“TLGP”) pursuant to its authority to prevent “systematic risk” in the U.S banking system. It was adopted as an initiative to counter the system-wide crisis in the nation’s financial sector.  Under the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009 under the Debt Guarantee Program ("DGP"), and (ii) fully insure non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions through December 31, 2009 under the Transaction Account Guarantee Program ("TAGP").  The Company elected not to participate in the TLGP.

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

On January 16, 2009, in an effort to further strengthen the financial system and U.S economy, the FDIC announced that it will soon propose rule changes to the TLGP to extend the maturity of the guarantee from three to up to 10 years where the debt is supported by collateral and the issuance supports new consumer lending.  The FDIC's final rule regarding the extension of the DGP was published June 3, 2009.  The final rule restates without change those provisions of the interim rule that extended the FDIC's guarantee until the earliest of the opt-out date, the maturity of the debt, the mandatory conversion date for mandatory convertible debt, or December 31, 2012.  Until the details of this extended program are finalized and published, management cannot determine the extent, if any, that the Company would participate in this program.

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

Proposed Financial Regulatory Reforms

On June 17, 2009, President Obama and the Treasury announced a financial regulatory reform white paper in which they proposed several reforms to the existing financial services regulatory structure.  Among other matters, the plan would create a new consumer protection agency and authorize greater powers for the Federal Reserve Board.  The House and Senate are expected to consider competing proposals over the coming years.  There can be no assurance that the financial stability plan proposed by Treasury, the other proposals under consideration or any other legislation or regulatory initiatives will be effective at dealing with the ongoing economic crisis and improving economic conditions globally, nationally or in the Company's markets, or that the measures adopted will not have adverse consequences.

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

On February 27, 2009, the FDIC also adopted an interim rule imposing a 20 basis point emergency special assessment on the industry on June 30, 2009, to be collected on September 30, 2009.  The interim rule also permits the FDIC to impose an emergency special assessment of up to 10 basis points after June 30, 2009, if necessary to maintain public confidence in federal deposit insurance.  On May 22, 2009, the FDIC adopted a final rule implementing a 0.05% special assessment of each insured depository institution's assets minus Tier 1 capital as of June 30, 2009, but no more than 0.10% times the institution's assessment base for the second quarter of 2009, to be collected by the FDIC on September 30, 2009.  Additional special assessments may be imposed by the FDIC for future periods.

Based upon the Bank's insured deposit balances at June 30, 2009, the Bank estimated that its total assessments will range between 15 and 17 basis points (not including special assessments) during the year ending December 31, 2009.  The adopted increases in assessments will result in total pre-tax assessment expense of approximately $3.5 million to $4.0 million during 2009.  In addition, the Bank recognized a special assessment of $1.8 million during the quarter ended June 30, 2009, representing 0.05% of the Bank's total assets (net of

Tier 1 capital) at June 30, 2009.  The Bank is currently anticipating another $1.8 million special assessment to be charged by the FDIC in the third quarter of 2009, although such assessment has not been formally announced by the FDIC.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2009	2008	2009	2008
Performance and Other Selected Ratios:
Return on Average Assets	0.69%	0.92%	0.49%	0.80%
Return on Average Stockholders' Equity	9.84	12.44	6.97	10.66
Stockholders' Equity to Total Assets	7.13	7.33	7.13	7.33
Tangible Equity to Total Tangible Assets	6.00	6.11	6.00	6.11
Loans to Deposits at End of Period	141.55	150.65	141.55	150.65
Loans to Earning Assets at End of Period	90.76	88.16	90.76	88.16
Net Interest Spread	2.54	2.39	2.37	2.20
Net Interest Margin	2.78	2.67	2.64	2.50
Average Interest Earning Assets to Average Interest Bearing Liabilities	108.57	109.02	108.61	108.77
Non-Interest Expense to Average Assets	1.53	1.34	1.44	1.37
Efficiency Ratio	52.62	48.84	53.75	52.77
Effective Tax Rate	34.57	32.07	32.26	32.98
Dividend Payout Ratio	66.67	53.85	93.33	63.64
Average Tangible Equity	$233,376	$221,171	$233,416	$218,909
Per Share Data:
Reported EPS (Diluted)	$0.21	$0.26	$0.30	$0.44
Cash Dividends Paid Per Share	0.14	0.14	0.28	0.28
Stated Book Value	8.24	8.05	8.24	8.05
Tangible Book Value	6.84	6.63	6.84	6.63
Asset Quality Summary:
Net Charge-offs	$528	$116	$2,404	$260
Non-performing Loans	12,878	6,852	12,878	6,852
Non-performing Loans/Total Loans	0.40%	0.22%	0.40%	0.22%
Non-performing Assets	$14,118	6,852	$14,118	6,852
Non-performing Assets/Total Assets	0.36%	0.18	0.36%	0.18
Allowance for Loan Loss/Total Loans	0.62	0.49	0.62	0.49
Allowance for Loan Loss/Non-performing Loans	155.23	224.55	155.23	224.55
Regulatory Capital Ratios (Bank Only):
Tangible Capital	7.63%	7.83%	7.63%	7.83%
Leverage Capital	7.63	7.83	7.63	7.83
Tier 1 Risk-based Capital	10.70	10.70	10.70	10.70
Total Risk-based Capital	11.46	11.46	11.46	11.46
Earnings to Fixed Charges Ratios(1)
Including Interest on Deposits	1.40x	1.46x	1.26x	1.38x
Excluding Interest on Deposits	1.73	2.01	1.50	1.92
(1) Please refer to Exhibit 12.1 for further detail on the calculation of these ratios.

Critical Accounting Policies

Various elements of the Company’s accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policies with respect to the methodologies it uses to determine the allowance for loan losses, reserves for loan commitments, the liability for the First Loss Position, the valuation of MSR, asset impairments (including the valuation of goodwill and other than temporary declines in the valuation of securities), the recognition of deferred tax assets and unrecognized tax positions, the recognition of loan income, the valuation of financial instruments and accounting for defined benefit plans are its most critical accounting policies because they are important to the presentation of the Company’s consolidated financial condition and results of operations, involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material variations in the Company's consolidated results of operations or financial condition.

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

               The Bank's loan loss reserve methodology consists of several components, including a review of the two elements of its loan portfolio: problem loans [i.e., classified loans and impaired loans under SFAS No. 114, "Accounting By Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures an amendment of FASB Statement No. 114" ("Amended SFAS 114")] and performing loans.  The Bank applied the process of determining the allowance for loan losses consistently throughout the three-month and six-month periods ended June 30, 2009 and 2008.

Performing Loans

At June 30, 2009, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio.  Performing loans are reviewed at least quarterly based upon the premise that there are losses inherent within the loan portfolio that have not been identified as of the review date.  The Bank thus calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage and applying it to its performing loans.  In deriving the expected loan loss percentage, the Bank generally considers, among others, the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multifamily residential, commercial real estate, cooperative apartment, construction and land acquisition or consumer); the underwriting history of the loan (i.e., whether it was underwritten by the Bank or a predecessor institution acquired by the Bank and, therefore, originally subjected to different underwriting criteria); both the current condition and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data to derive the expected loan loss percentages); the level of, and trend in, non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by real estate located in the NYC metropolitan area) or specific industry conditions within the portfolio segments.  Since these criteria affect the expected loan loss percentages that are applied to performing loans, changes in any of them may affect the amounts of the allowance and the provision for loan losses.

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

The Bank's policy is to charge-off immediately all balances classified as ''Loss'' and record a reduction of the allowance for loan losses for the full amount of the outstanding loan balance.  The Bank applied this process consistently throughout the three-month and six-month periods ended June 30, 2009 and 2008.

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

Liability for the First Loss Position on Multifamily Loans Sold to FNMA.  A liability is also recorded related to the First Loss Position on multifamily residential real estate loans sold with recourse under an agreement with FNMA.  This liability reserve, which is included in other liabilities in the Company's consolidated statements of financial condition, is determined in a manner similar to the Company's allowance for loan losses related to loans held in portfolio.

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

Goodwill Impairment Analysis.

As of June 30, 2009, the Company had goodwill totaling $55.6 million, which is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").  SFAS 142 eliminates amortization of goodwill and instead requires performance of an annual impairment test at the reporting unit level.  Management annually performs analyses to test for impairment of goodwill.  In the event that an impairment of goodwill is determined to exist, it is recognized as a charge to earnings.

The Company identified a single reporting unit for purposes of its goodwill impairment testing, and thus performs its impairment test on a consolidated basis.  The impairment test has two potential stages.  In the initial stage, the Holding Company's market capitalization (reporting unit fair value) is compared to its outstanding equity (reporting unit carrying value).  The Company utilizes closing price data for the Holding Company's common stock as reported on the Nasdaq National Market in order to compute market capitalization. The Company has designated the last day of its fiscal year as the annual date for impairment testing. The Company performed its annual impairment test as of December 31, 2008 and concluded that no potential impairment of goodwill existed since the fair value of the Company's reporting unit exceeded its carrying value.  However, subsequent to December 31, 2008, the price of the Holding Company's common stock declined to such a level that its total market capitalization, on occasion, fell below its consolidated stockholders' equity.  As a result, the Company performed goodwill impairment tests periodically during the six months ended June 30, 2009 and concluded, in each instance, that no impairment of goodwill existed.  The most recent of these tests was performed as of June 30, 2009.  No events or circumstances have changed subsequent to June 30, 2009 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or changes in circumstances would require the immediate performance of an impairment test in accordance with SFAS 142.

Valuation of Financial Instruments and Analysis of OTTI Related to Investment Securities and MBS

Debt securities are classified as held-to-maturity, and carried at amortized cost, only if the Company has a positive intent and ability to hold them to maturity.

At June 30, 2009, the Company owned eight pooled trust preferred securities classified as held-to-maturity.  Late in 2008, the market for these securities was deemed to be highly illiquid, and continued to be deemed as such as of June 30, 2009.  As a result, their estimated fair value was obtained primarily using a cash flow valuation approach (Level 3 pricing as defined by SFAS 157).  In addition, broker quotations, which were deemed to meet the criteria of "distressed sale" pricing under the guidance of FAS 157-4, were given a minor 10% weighting in the valuation of the securities at June 30, 2009.  A  cash flow valuation for the eight securities performed utilizing the Internal Cash Flow Valuation was given a 45% weighting. This valuation considered the creditworthiness of each individual issuer underlying the collateral pool of the eight securities.  In addition, for five of the eight securities, two independent cash flow model valuations were averaged and given a 45% weighting.  For the remaining three securities, only one independent cash flow valuation was available and was similarly given a 45% weighting.  The 10% weighting of broker quotes represented a change from the methodology applied at December 31, 2008 (at which time these quotes were given no weighting) and reflected the continued emphasis upon considering broker quotes set forth in FAS 157-4.

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

Cash flows – The actual cash flows for the Company's investment tranche of each security, adjusted to assume that all estimated defaults occurred on July 1, 2009, with an estimated recovery range between 1% and 10% over the cash flow period (the remaining life of the security).

The two independent cash flow valuations discussed above were made utilizing a methodology similar to the Internal Cash Flow Valuation, differing only in the underlying assumptions deriving estimated cash flows, individual bank defaults and discount rate.  Because of the significant judgment underlying each of the pricing assumptions, management elected to recognize each of the independent valuations and apply a weighting system to all of the valuations, including the Internal Cash Flow Valuation, as all of these valuations were determined utilizing a valid and objective pricing methodology.  The overall weighting for the independent cash flow valuations was determined to be the same as the weighting for the Internal Cash Flow Valuation in recognition that the independent cash flow valuations, when viewed in aggregate, were deemed to be an equally objective pricing methodology as the Internal Cash Flow Valuation.

The following is a summary of the average valuation derived on the eight securities from each of the three pricing sources considered in valuing these investments:

Source	Average Price Per $100
Broker sale quotation	$18.95
Independent cash flow valuations	26.83
Internal Cash Flow Valuation	32.64

Debt securities that are not classified as held-to-maturity, along with all equity securities, are classified as available-for-sale.  The Company owned no securities classified as trading securities during the three-month and six-month periods ended June 30, 2009 and 2008.  Available-for-sale debt and equity securities that have readily determinable fair values are carried at fair value.  All of the Company's available-for-sale securities at June 30, 2009 had readily determinable fair values, which were based on published or securities dealers' market values.

The Company conducts a periodic review and evaluation of its securities portfolio, taking into account the severity and duration of each unrealized loss, as well as management's intent and ability to hold the security until the unrealized loss is substantially eliminated, in order to determine if a decline in market value of any security below its carrying value is either temporary or other than temporary.  Unrealized losses on held-to-maturity securities that are deemed temporary are disclosed but not recognized.  Unrealized losses on debt or equity securities available-for-sale that are deemed temporary are excluded from net income and reported net of deferred taxes as other comprehensive income or loss.  All unrealized losses that are deemed other than temporary on either available-for-sale or held-to-maturity securities are recognized immediately as a reduction of the carrying amount of the security, with a corresponding decline in either net income or accumulated other comprehensive income or loss in accordance with FSP 115-2.  During the three months ended June 30, 2009, unrealized losses of $1.2 million were deemed other than temporary associated with three held-to-maturity pooled trust preferred securities and five available-for-sale equity mutual fund investments.  During the six months ended June 30, 2009, unrealized losses of $7.3 million were deemed other than temporary associated with four held-to-maturity pooled trust preferred securities and five available-for-sale equity mutual fund investments.  No OTTI was recognized in the Company's securities portfolio during the three-month or six-month periods ended June 30, 2008.  Total unrealized holding gains on securities were $3.0 million at June 30, 2009, net of $4.1 million of unamortized unrealized holding losses on securities that were transferred from available-for-sale to held-to-maturity on September 1, 2008.  Unrealized holding losses totaled $8.3 million at June 30, 2008.

Recognition of Deferred Tax Assets.  Management reviews all deferred tax assets periodically.  Upon such review, in the event that there is a greater than 50% likelihood that the deferred tax asset will not be fully realized, a valuation allowance is recognized against the deferred tax asset in the amount for which realization is determined to be more unlikely than likely to occur.

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

Liquidity and Capital Resources

The Board of Directors of the Bank has approved a liquidity policy that it reviews and updates at least annually. Senior management is responsible for implementing the policy.  The Bank's Asset-Liability Committee ("ALCO") is responsible for general oversight and strategic implementation of the policy, and management of the appropriate departments are designated responsibility for implementing any strategies established by ALCO.  On a daily basis, senior management receives a current cash position report and one-week forecast to ensure that all short-term obligations are timely satisfied and that adequate liquidity exists to fund future activities.  On a monthly basis, reports detailing the Bank's liquidity reserves and forecasted cash flows are presented to both senior management and the Board of Directors.  In addition, on a monthly basis, a twelve-month liquidity forecast is presented to ALCO in order to assess potential future liquidity concerns.  A forecast of cash flow data for the upcoming 12 months is presented to the Board of Directors on an annual basis.

The Bank's primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security maturities, advances from the FHLBNY, and securities sold under agreement to repurchase ("REPOS") entered into with various financial institutions, including the FHLBNY.  The Bank also sells selected multifamily residential, mixed use and one- to four-family residential real estate loans to private sector secondary market purchasers and has in the past sold such loans to FNMA ..  The Company may additionally issue debt under appropriate circumstances.  Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

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

Retail branch and internet banking deposits increased $33.1 million during the six months ended June 30, 2009, compared to a decline of $99.1 million during the six months ended June 30, 2008. During the six months ended June 30, 2009, core deposits (i.e. non-certificates of deposit) increased $133.4 million, and were partially offset by a decline of $100.3 million in certificates of deposit ("CDs").  During this period, deposit pricing pressure diminished in the Bank's marketplace and the Bank experienced an unusually large inflow of money market and checking deposits from commercial customers.   The decline in deposits during the six months ended June 30, 2008 was fully experienced in CDs, which decreased $164.6 million, as beneficial spreads between medium term FHLBNY advances and new CDs prompted management to utilize FHLBNY advances as the primary funding source for balance sheet growth, and limit aggressive efforts to retain maturing CDs.  Partially offsetting the decline in CDs was an increase of $53.0 million in total interest bearing checking accounts during the period, resulting primarily from the continued success of the interest bearing "Prime Dime" checking account launched during the second half of 2007.

During the six months ended June 30, 2009, principal repayments totaled $154.4 million on real estate loans and $42.4 million on MBS.  During the six months ended June 30, 2008, principal repayments totaled $227.3 million on real estate loans and $24.7 million on MBS.  The decline in principal repayments on loans related to decreased borrower refinance activities, reflecting declining local real estate prices and difficult refinancing conditions.  The increase in principal paydowns on MBS resulted from the purchase of $183.8 million of MBS during the year ended December 31, 2008, that increased their average balance by $33.5 million during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  The Company does not presently believe that its future levels of principal repayments will be materially impacted by problems currently experienced in the residential mortgage market. See "Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality" for a further discussion of the Bank's asset quality.

From December 2002 through February 2009, the Bank originated and sold multifamily residential and mixed use mortgage loans in the secondary market to FNMA while retaining servicing and generating fee income while it services the loans. The Bank underwrote these loans using its customary underwriting standards, funded the loans, and sold them to FNMA at agreed upon pricing.  Typically, the Bank sought to sell loans with terms to maturity or repricing in excess of seven years from the origination date since it did not desire to retain such loans in portfolio as a result of their heightened interest rate risk.  Under the terms of the sales program, the Bank retains the First Loss Position on these sold loans. Once established, such amount continued to increase as long as the Bank sold loans to FNMA under the program.  The Bank retains this exposure until the portfolio of loans sold to FNMA is satisfied in its entirety or the Bank funds claims by FNMA for the maximum loss exposure.  During the six months ended June 30, 2008, the Bank sold FNMA $18.4 million of loans pursuant to this program.

In addition, during the six months ended June 30, 2009 the Bank sold $100.0 million of multifamily loans to a third-party financial institution, represented by an 80% participation in $125.0 million of portfolio multifamily loans.  All of these loans will remain fully serviced by the Bank, and were sold at par and without recourse, with a gain recognized for the value of the net servicing rights associated with the loans.  Loan sales to third-party financial institutions may be utilized in the future by the Bank.  The Bank did not sell any loans to third-party financial institutions during the six months ended June 30, 2008.

During the six months ended June 30, 2009, the Company reduced its level of FHLBNY advances by $60.0 million, as it elected to utilize liquidity provided by deposit inflows in order to reduce its overall borrowing level during the period.   During the six months ended June 30, 2008, the Company increased its REPO borrowings by $109.9 million and FHLBNY advances by $213.2 million.  These borrowings were added in order to fund purchases of investment securities and MBS during the period.  Contained within these added REPO borrowings and FHLBNY advances were interest rate caps that provide a significant benefit to their average cost in the event of an increase in short-term interest rates.

In the event that the Bank should require funds beyond its ability to generate them internally, an additional source of funds is available through use of its borrowing line at the

FHLBNY.  At June 30, 2009, the Bank had an additional potential borrowing capacity of $426.7 million available provided it owned the minimum required level of FHLBNY common stock (i.e., 4.5% of its outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by its primary regulator, The Office of Thrift Supervision (the "OTS"), which, as a general matter, are based on the amount and composition of an institution's assets. At June 30, 2009, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury and the payment of quarterly cash dividends to shareholders of the Holding Company's common stock.  During the six months ended June 30, 2009 and 2008, real estate loan originations totaled $195.1 million and $504.3 million, respectively.  There were no purchases of investment securities (excluding short-term investments and federal funds sold) or MBS during the six months ended June 30, 2009.  Purchases of investment securities (excluding short-term investments and federal funds sold) and MBS totaled $188.3 million during the six months ended June 30, 2008.  The decrease in real estate loan originations and investment security and MBS purchases both resulted from management's election to curb asset growth during the six months ended June 30, 2009, and thus: 1) focus lending primarily upon retaining existing loans that were nearing their contractual repricing; and 2) retain an unusually high level of liquidity in order to maintain balance sheet flexibility during the remainder of 2009, especially in the event deposit balances decline as a result of their historically low offering rates.

The Holding Company did not repurchase any shares of its common stock during the six months ended June 30, 2009.  As of June 30, 2009, up to 1,124,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $9.11 per share closing price of its common stock as of June 30, 2009, the Holding Company would utilize $10.2 million in order to purchase all of the remaining authorized shares.  For the Holding Company to complete these share purchases, it would likely require dividend distributions from the Bank.

During the six months ended June 30, 2009, the Company paid $9.2 million in cash dividends on its common stock, up from $9.1 million during the six months ended June 30, 2008, reflecting an increase of 300,873 in issued and outstanding shares from June 30, 2008 to June 30, 2009.

Contractual Obligations

The Bank is obligated for rental payments under leases on certain of its branches and equipment and for minimum monthly payments under its current data systems contract.   The Bank generally has outstanding at any time significant borrowings in the form of FHLBNY advances and/or REPOS, and the Holding Company has an outstanding $25.0 million non-callable subordinated note payable due to mature in 2010, and $72.2 million of trust preferred borrowings from third parties due to mature in April 2034, which are callable at any time after April 2009.  The Holding Company currently does not intend to call this debt.  None of these contractual obligations have changed materially since December 31, 2008.  The Company additionally had a reserve recorded related to unrecognized income tax benefits totaling $1.1 million at June 30, 2009.  The facts and circumstances surrounding this obligation have not changed materially since December 31, 2008.  Please refer to Note 14 to the Company's consolidated audited financial statements for the year ended December 31, 2008 for a further discussion of the unrecognized income tax benefits.

Off-Balance Sheet Arrangements

From December 2002 through February 2009, the Bank originated and sold multifamily residential mortgage loans in the secondary market to FNMA while retaining servicing.  The Bank is required to retain the First Loss Position related to all loans sold under this program, which will remain in effect until either the entire portfolio of loans sold to FNMA is satisfied or the Bank indemnifies FNMA for losses (as defined in the agreement) in the aggregate amount of the First Loss Position.

In addition, as part of its loan origination business, the Bank generally has outstanding commitments to extend credit to third parties, which are subject to strict credit control assessments.  Since many of these loan commitments expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.  The following table presents off-balance sheet arrangements as of June 30, 2009:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$44,136	$-	$-	$-	$44,136
Other loan commitments (1)	65,797	-	-	-	65,797
Other Commitments:
First Loss Position on loans sold to FNMA (1)	21,865	-	-	-	21,865
Total Commitments	$131,798	$-	$-	$-	$131,798

(1) In accordance with FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," as well as SFAS 5, "Accounting for Contingencies," as of June 30, 2009, reserves on loan commitments and the liability for the First Loss Position on loans sold to FNMA were $523,000 and $3.5 million, respectively, and were recorded in other liabilities in the Company's condensed consolidated statements of financial condition.

Asset Quality

General

At both June 30, 2009 and December 31, 2008, the Company had neither whole loans nor collateral underlying MBS that would be considered subprime loans, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Note 10 to the condensed consolidated financial statements for a discussion of impaired investment securities and MBS.

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

Non-accrual loans

Within the Bank's portfolio, non-accrual loans totaled $12.8 million and $7.4 million at June 30, 2009 and December 31, 2008, respectively.  During the six months ended June 30, 2009, thirteen loans totaling $8.0 million were added to non-accrual status.  Partially offsetting this increase were four loans totaling $2.5 million that were removed from non-accrual status as they were satisfied during the period.  The difficulties experienced in both the national real estate and financial services marketplaces combined to adversely impact the metropolitan NYC area multifamily and commercial real estate markets during the three-month and six-month periods ended June 30, 2009.

Impaired Loans

A loan is considered impaired when it is probable that all contractual amounts due will not be collected in accordance with the terms of the loan. A loan is not deemed to be impaired, even during a period of delayed payment by the borrower, if the Bank ultimately expects to collect all amounts due, including interest accrued at the contractual rate.  Generally, the Bank considers non-accrual and troubled-debt restructured multifamily residential and commercial real estate loans, along with non-accrual one- to four-family loans exceeding $625,500, to be impaired. Non-accrual one-to four-family loans of $625,500 or less, as well as all consumer loans, are considered homogeneous loan pools and are not required to be evaluated individually for impairment.  Impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimate of the fair value of the collateral.  A reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses. The recorded investment in loans deemed impaired was approximately $15.0 million, consisting of twenty-one loans, at June 30, 2009, compared to $8.9 million, consisting of fifteen loans, at December 31, 2008.  During the six months ended June 30, 2009, twelve loans totaling $9.5 million were added to impaired status, while six loans totaling $3.2 million were removed from impaired status.  Of the $3.2 million removed from impaired status, $1.2 million represented a satisfaction that occurred during the period, and the remainder represented loans that were no longer deemed to meet the criteria for impairment due primarily to their continued performance in accordance with their contractual terms.  During the six months ended June 30, 2008, five loans totaling $4.1 million were added to impaired status, and were partially offset by the transfer of two impaired loans totaling $1.0 million from loans to OREO, and the satisfaction of one impaired loan totaling $208,000 during the same period.  At June 30, 2009 and December 31, 2008, reserves totaling $1.9 million and $1.1 million, respectively, were allocated within the allowance for loan losses for impaired loans.  At June 30, 2009, total impaired loans exceeded total non-accrual loans by $2.2 million due to one troubled debt restructured loan and one modified delinquent loan which totaled $2.8 million at June 30, 2009, and while deemed impaired, remained on accrual status since they were performing in accordance with their respective restructuring or modification agreements.  These impaired loans that remained on accrual status were partially offset by ten non-accrual loans totaling $663,000 which, while on non-accrual status, were not deemed impaired since they were either one- to four-family loans with individual outstanding balances of $625,500 or less or consumer loans.

Troubled-Debt Restructurings

Under GAAP, the Bank is required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a loan constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Current OTS regulations require that troubled-debt restructurings remain classified as such until either the loan is repaid or returns to its original terms.  The Bank had one loan with an outstanding principal balance of $1.0 million classified as a troubled-debt restructuring at June 30, 2009.  This loan was restructured in December 2008, has fully complied with the provisions of the restructuring since inception, and was therefore reclassified from a non-accrual loan to an accrual status troubled debt restructured loan during the quarter ended June 30, 2009. The Bank had no loans classified as troubled debt restructurings at December 31, 2008, as the aforementioned loan that was restructured in December 2008 was retained on non-accrual status at December 31, 2008.

OREO

 Property acquired by the Bank as a result of a foreclosure on a mortgage loan or deed in lieu of foreclosure is classified as OREO and recorded at the lower of the recorded investment in the related loan or the fair value of the property on the date of acquisition, with any resulting write down charged to the allowance for loan losses and any disposition expenses charged to expense. The Bank obtains a current appraisal on OREO property as soon as practicable after it takes possession and generally reassesses the value of OREO at least annually thereafter.  The Bank owned no OREO property with a recorded balance at June 30, 2009.  At December 31, 2008, the Bank owned one OREO property with a recorded balance of $300,000.  This property was sold in April 2009, and the Bank recognized a loss of $92,000 on the sale.

The following table sets forth information regarding non-accrual loans, OREO, and impaired loans at the dates indicated:

	At June 30, 2009	At December 31, 2008
	(Dollars in Thousands)
Non-accrual loans
One- to four-family	$578	$566
Multifamily residential	6,966	776
Commercial real estate	2,398	3,439
Mixed Use	2,851	2,590
Cooperative apartment	83	26
Other	2	5
Total non-accrual loans	12,878	7,402
OREO	-	300
Non-performing investment securities	1,240	-
Total non-performing assets	14,118	7,702
Ratios:
Total non-accrual loans to total loans	0.40%	0.22%
Total non-performing assets to total assets	0.36	0.19

Other Potential Problem Loans

The Bank had a total of 30 real estate loans, totaling $17.6 million, delinquent between 30 and 89 days at June 30, 2009, compared to 8 such delinquent loans, totaling $4.8 million, at December 31, 2008.   The growth in the dollar amount delinquent over 30 days from December 31, 2008 to June 30, 2009 resulted primarily from a net increase of $12.8 million of over 30-day delinquent real estate loans during the period.  The over 30-day delinquent levels fluctuate monthly, and are generally considered a less accurate indicator of credit quality trends than non-accrual loans.  However, given the considerable challenges facing the NYC area multifamily and commercial real estate markets at June 30, 2009, it is reasonable to expect that these delinquencies will remain above their December 31, 2008 level for the foreseeable future.

Problem Loans Serviced for Other Financial Institutions That are Subject to the First Loss Position

The Bank services a pool of multifamily loans sold to FNMA with an outstanding principal balance of $477.7 million at June 30, 2009.  This pool of loans was subject to the First Loss Position totaling $21.9 million at June 30, 2009.  Within this pool of loans, the Bank had not received a payment from the borrower for a period of 90 days or more on loans totaling $1.8 million at June 30, 2009, and has identified an additional $16.3 million of delinquent loans.  As of August 1, 2009, one borrower relationship with aggregate loans that comprised $14.2 million of the $16.3 million of other delinquent loans became delinquent over 90 days.  Under the terms of the servicing agreement with FNMA, the Bank is obligated to fund FNMA all monthly principal and interest payments under the original terms of the loans until the earlier of the following events: (1) the Bank re-acquires the loan from FNMA; (2) the loans have been fully satisfied or enter OREO status; or (3) the First Loss Position is fully exhausted.  The Bank is additionally required to indemnify FNMA for any further losses (as defined in the sale agreement) in connection with the FNMA-serviced portfolio until the earlier of event (2) or (3).  (See Note 9 to the condensed consolidated financial statements).  The Bank has previously repurchased, and may continue to repurchase, loans sold to FNMA with recourse exposure that, subsequent to the sale, become over 90 days delinquent.  Such repurchases are typically performed in order to terminate monthly interest payments to FNMA and/or to expedite the resolution of the loan.

Commercial Real Estate Loans

As of June 30, 2009, of its $3.2 billion total loan portfolio, the Bank owned 264 loans, totaling $484.6 million, fully secured by commercial real estate ("CRE") properties, with an average loan size of $1.8 million.  The largest ten of these loans totaled $109.2 million, of which $54.2 million of loan balance were secured by office buildings and $55.0 million of loan balance were secured by retail stores.  At June 30, 2009, the two largest CRE loans were a $15.2 million loan originated in May 2005 secured by a three-story retail building located in Manhattan, and a $13.7 million loan originated in June 2009 secured by a multi-tenanted shopping center in Queens, New York.  Of the 10 largest CRE loans at June 30, 2009, $45.9 million were located in Manhattan, New York, $18.0 million were located in New Jersey, $13.7 million were located in Queens, New York, and the remainder were located within the NYC metropolitan area.  Excluding the 10 largest loans, the remaining CRE portfolio of 254 loans consisted primarily of office and retail space, and had an average loan size approximating $1.5 million at June 30, 2009.

Largest Individual Borrowers

The Bank's largest aggregate amount of loans to one borrower was $40.9 million at June 30, 2009.  The individual loans made to the largest individual borrower were secured by several mixed use buildings located in Manhattan, New York, containing in aggregate, 505 residential and 12 commercial units.  The second largest individual borrower had outstanding with the Bank totaling $37.1 million at June 30, 2009.  These loans were secured by three mixed use buildings located in Queens, New York, containing in aggregate, 204 residential and 6 commercial units.

Allowance for Loan Losses and Reserve Liability on Loan Origination Commitments

Management's quarterly evaluation of the loan loss reserves takes into account not only performance of the current loan portfolio, but also general credit conditions and volume of new business, in determining the timing and amount of any future loan loss provisions.

The allowance for loan losses was $20.0 million at June 30, 2009, up from $17.5 million at December 31, 2008.  In addition, the Bank had a reserve liability related to loan origination commitments (recorded in other liabilities) that totaled $523,000 at June 30, 2009 and $572,000 at December 31, 2008.  During the six months ended June 30, 2009, the Bank recorded a provision of $4.9 million to its allowance for loan losses in order to provide for additional inherent losses in the portfolio and loans committed for funding at period end.  During the same period, the Bank also recorded net charge-offs of approximately $2.4 million against its allowance for loan losses (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Loan Losses" for a further discussion).

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Assets.  Assets totaled $3.97 billion at June 30, 2009, a decline of $81.2 million from total assets of $4.06 billion at December 31, 2008.

Real estate loans designated to remain in portfolio declined $47.3 million during the period.  On April 20, 2009, the Company sold an 80% participation in $125.0 million of multifamily loans, reducing its loan balance by $100.0 million.  Absent this transaction, real estate loans (excluding the allowance for loan losses) would have increased $52.7 million during the period, as a result of real estate loan originations of $195.1 million during the six months ended June 30, 2009, that exceeded amortization and satisfactions of $154.4 million during the same period.  In addition, MBS available-for-sale declined $37.8 million during the period as principal repayments of $42.4 million on these securities were partially offset by an increase of $4.8 million in their market valuation during the six months ended June 30, 2009.  Investment securities available-for-sale declined $10.1 million, primarily as a result of the sale of $10.0 million of municipal agency securities during the period.  The Company reduced its outstanding FHLBNY borrowings by $60.0 million during the six months ended June 30, 2009 as it elected to utilize liquidity provided by deposit inflows in order to reduce its overall borrowing level during the period.  As a result of the decline in FHLBNY borrowings, the Company's investment in FHLBNY capital stock declined $1.6 million, reflecting an election to limit this investment to the minimum level required to maintain its aggregate outstanding FHLBNY borrowings.

Partially offsetting these declines was a net increase of $18.6 million in the combined balance of cash and due from banks and federal funds sold, which represent the primary measure of the Company's short-term liquidity.  This aggregate increase was due to the Company's election to hold cash inflows from deposits highly liquid in order to provide greater balance sheet flexibility during the remainder 2009.

Liabilities.  Total liabilities decreased $87.7 million during the six months ended June 30, 2009, reflecting declines of $60.0 million in FHLBNY advances and $60.3 million in escrow and other deposits, that were partially offset by an increase of $33.1 million in retail branch and Internet banking deposits during the period.  The decline in escrow and other deposits resulted from the payment of semi-annual real estate tax payments for mortgage loan customers in June 2009 (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the increase in retail branch and Internet banking deposits and the decline in FHLBNY advances during the period).

Stockholders' Equity.  Stockholders' equity increased $6.5 million during the six months ended June 30, 2009, due primarily to net income of $9.8 million, a reduction of $4.6 million in the after-tax balance of accumulated other comprehensive loss (which increases stockholders' equity), and amortization of stock plan benefit expense of $1.5 million, which were partially offset by $9.2 million in cash dividends paid during the period.  The decline in the balance of accumulated other comprehensive loss reflected an increase in valuation of a great majority of the Company's available-for-sale investments and MBS during the period as a result of greater marketplace demand for securities possessing high credit quality during the six month ended June 30, 2009.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008

General.  Net income was $6.9 million during the three months ended June 30, 2009, a decline of $1.5 million from net income of $8.4 million during the three months ended June 30, 2008.  During the comparative period, the provision for loan losses increased $1.9 million and non-interest expense increased $3.1 million, while net interest income increased $3.2 million, resulting in a reduction in pre-tax income of $1.8 million.  Income tax expense decreased $323,000 during the comparative period due to the decline in pre-tax earnings.

Net Interest Income.  The discussion of net interest income for the three months ended June 30, 2009 and 2008 presented below should be read in conjunction with the following tables, which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended June 30,
		2009			2008
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,236,793	$47,662	5.89%	$3,004,756	$44,147	5.88%
Other loans	1,631	37	9.07	1,815	41	9.04
Mortgage-backed securities	270,515	2,969	4.39	303,581	3,370	4.44
Investment securities	15,716	194	4.94	34,540	364	4.22
Federal funds sold and other short-term investments	261,922	858	1.31	116,778	1,346	4.61
Total interest-earning assets	3,786,577	$51,720	5.46%	3,461,470	$49,268	5.69%
Non-interest earning assets	224,896			197,614
Total assets	$4,011,473			$3,659,084

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$112,877	$256	0.91%	$96,174	$580	2.42%
Money Market accounts	723,094	2,550	1.41	712,160	4,443	2.50
Savings accounts	288,944	307	0.43	278,782	399	0.57
Certificates of deposit	1,075,774	8,605	3.21	978,975	9,030	3.70
Borrowed Funds	1,286,840	13,713	4.27	1,108,931	11,706	4.23
Total interest-bearing liabilities	3,487,529	$25,431	2.92%	3,175,022	$26,158	3.30%
Non-interest bearing checking accounts	98,277			92,386
Other non-interest-bearing liabilities	144,465			120,703
Total liabilities	3,730,271			3,388,111
Stockholders' equity	281,202			270,973
Total liabilities and stockholders' equity	$4,011,473			$3,659,084
Net interest income		$26,289			$23,110
Net interest spread			2.54%			2.39%
Net interest-earning assets	$299,048			$286,448
Net interest margin			2.78%			2.67%
Ratio of interest-earning assets to interest-bearing liabilities			108.57%			109.02%

Rate/Volume Analysis

	Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$3,424	$91	$3,515
Other loans	(3)	(1)	(4)
Mortgage-backed securities	(365)	(36)	(401)
Investment securities	(215)	45	(170)
Federal funds sold and other short-term investments	1,074	(1,562)	(488)
Total	$3,915	($1,463)	$2,452

Interest-bearing liabilities:
Interest bearing checking accounts	$70	($394)	($324)
Money market accounts	55	(1,948)	(1,893)
Savings accounts	10	(102)	(92)
Certificates of deposit	832	(1,257)	(425)
Borrowed funds	1,887	120	2,007
Total	$2,854	($3,581)	($727)
Net change in net interest income	$1,061	$2,118	$3,179

During the three months ended June 30, 2009, FOMC monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%.  In addition, dislocations in the securitization marketplace for loans secured by multifamily and commercial real estate reduced the overall competition for the Bank's primary loan product, thus permitting origination rates on these loans to remain unaffected by general reductions in interest rates.  The combination of these events favorably impacted the Company's net interest income and net interest margin during the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Interest Income.  Interest income was $51.7 million during the three months ended June 30, 2009, an increase of $2.4 million from $49.3 million during the three months ended June 30, 2008.  This resulted primarily from an increase in interest income of $3.5 million on real estate loans, which was partially offset by declines in interest income of $401,000 on MBS and $488,000 on federal funds sold and other short-term investments.

The increase in interest income on real estate loans resulted from growth in their average balance of $232.0 million during the three months ended June 30, 2009 compared to the three months ended June 30, 2008, reflecting originations of $777.5 million during the period July 1 2008 through June 30, 2009, which was partially offset by principal repayments of $449.6 million and loan sales of $239.2 million during the same period.

The decrease in interest income on MBS resulted from a reduction of $33.1 million in their average balance during the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  The decrease in average balance resulted from $65.8 million in principal repayments during the period July 2008 through June 2009.  The Company has not purchased any MBS since June 30, 2008.

The decrease in interest income on federal funds sold and other short-term investments resulted from a decline of 330 basis points in their average yield (reflecting lower federal funds and benchmark short-term interest rates during the three months ended June 30, 2009 as a result of FOMC monetary policy actions), which was partially offset by an increase of $145.1 million in their average balance during the comparative period.  The increase in average balance reflected management's preference to retain funds in highly liquid short-term investments during the three months ended June 30, 2009.

Interest Expense.  Interest expense decreased $727,000, to $25.4 million, during the three months ended June 30, 2009, from $26.2 million during the three months ended June 30, 2008.  The decline resulted primarily from reductions in interest expense of $1.9 million on money market accounts, $425,000 on CDs, and $324,000 on interest bearing checking accounts, which were partially offset by increased interest expense of $2.0 million on borrowed funds.

The decrease in interest expense on money market accounts resulted from a decline of 109 basis points in their average cost, as the Bank lowered offering rates on money market accounts during the period July 2008 through June 2009 in response to the significant reduction in benchmark short-term interest rates that occurred throughout 2008 and remained in effect during the first six months of 2009.  Similarly, the decline in interest expense on CDs resulted primarily from a decrease of 49 basis points in their average cost during the three months ended June 30, 2009 compared to the three months ended June 30, 2008, and the decline in interest expense on interest bearing checking accounts reflected a decline of 151 basis points in their average cost during the comparative period.  The decline in these average costs reflected lower offering rates during the three months ended June 30, 2009 compared to the three months ended June 30, 2008, as short-term market interest rates, which influence the pricing of both CDs and interest bearing checking accounts, declined significantly throughout 2008, and remained near zero during the first six months of 2009.

The increase in interest expense on borrowed funds resulted from $177.9 million of growth in their average balance during the three months ended June 30, 2009 compared to the three months ended June 30, 2008, as the Company added REPOS and FHLBNY advances throughout 2008 in order to fund operational requirements and help maintain pricing discipline on deposits.  As competitive pricing on deposits eased significantly during the first six months of 2009, a portion of these borrowings were not renewed upon maturity.

Provision for Loan Losses.  The provision for loan losses was $2.3 million during the three months ended June 30, 2009, an increase of $1.9 million over the provision of $310,000 recorded during the three months ended June 30, 2008.  This increase reflected the increase in non-accrual and other problem loans from June 30, 2008 to June 30, 2009, deteriorating conditions in the Bank's local real estate marketplace that resulted in a higher level of estimated loan loss reserves on these non-accrual and other problem loans, and, to a lesser extent, growth in the real estate loan portfolio from June 2008 through June 2009.

Non-Interest Income.  Total non-interest income remained relatively unchanged from the three months ended June 30, 2008 to the three months ended June 30, 2009.  Within non-interest income, an increase of $826,000 in mortgage banking income was offset by the recognition of $886,000 of credit-related OTTI on trust preferred investment securities during the three months ended June 30, 2009.  (See Note 10 to the Condensed Consolidated Financial Statements for a further discussion of the OTTI charge).  The increase in mortgage banking income resulted primarily from a gain of $635,000 recognized on the sale of an 80% participation in $125.0 million of multifamily loans from portfolio to a third-party financial institution during the three months ended June 30, 2009.  In addition, the Bank recorded a charge to mortgage banking income of $300,000 during the three months ended June 30, 2008 for an increase to the liability for the First Loss Position on loans sold with recourse to FNMA.

Non-Interest Expense.  Non-interest expense was $15.3 million during the three months ended June 30, 2009, an increase of $3.1 million from $12.3 million during the three months ended June 30, 2008.

Salaries and employee benefits increased $656,000 during the comparative period as a result of higher expenses associated with the Employee Retirement Plan (as a result of a reduction in the projected future earnings of the plan assets due to a decline in their value during the recent economic downturn), as well as a smaller offset to salaries for capitalized loan origination salary costs of $435,000 during the three months ended June 30, 2009 compared to the three months ended June 30, 2008 (reflecting lower loan origination levels during the comparative period). Occupancy and equipment expense increased by $118,000 during the comparative period, reflecting the opening of the Brooklyn Heights branch in late 2008 and the acquisition of a building in late 2008 for future operational use.  Federal deposit insurance costs increased $2.6 million during the comparative period as a result of a special insurance assessment of $1.8 million incurred as of June 30, 2009, as well as ongoing increases in such costs resulting from the recent FDIC Bank Insurance Fund re-capitalization plan.  Other operating expenses declined $324,000 primarily as a result of reduced professional fees.

Non-interest expense was 1.53% of average assets during the three months ended June 30, 2009, compared to 1.34% during the three months ended June 30, 2008.  This increase reflected the substantial increase in FDIC insurance expense during the June 2009 quarter compared to the quarter ended June 30, 2008.

Income Tax Expense.  Income tax expense declined $323,000 during the three months ended June 30, 2009 compared to the three months ended June 30, 2008, due primarily to a reduction of $1.8 million in pre-tax income during the period.  The Company's customary consolidated effective tax rate approximates 37%.  The impact of the OTTI charges on investment securities reduced the actual effective tax rate for the quarter ended June 30, 2009 to 35%, while a non-recurring reduction of $662,000 in the reserve for unrecognized tax benefits lowered the effective tax rate to 32% during the quarter ended June 30, 2008.

Comparison of Operating Results for the Six Months Ended June 30, 2009 and 2008

General.  Net income was $9.8 million during the six months ended June 30, 2009, a decline of $4.6 million from net income of $14.4 million during the six months ended June 30, 2008.  During the comparative period, the provision for loan losses increased $4.5 million, non-interest income declined $6.2 million and non-interest expense increased $4.4 million, while net interest income increased $8.1 million, resulting in a reduction in pre-tax income of $7.0 million.  Income tax expense decreased $2.4 million during the comparative period due to the decline in pre-tax earnings.

Net Interest Income.  The discussion of net interest income for the six months ended June 30, 2009 and 2008 presented below should be read in conjunction with the following tables, which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Six Months Ended June 30,
		2009			2008
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,273,050	$95,991	5.87%	$2,949,510	$87,213	5.91%
Other loans	1,665	74	8.89	1,816	85	9.36
Mortgage-backed securities	281,690	6,249	4.44	248,176	5,586	4.50
Investment securities	19,261	439	4.56	35,098	1,072	6.11
Federal funds sold and other short-term investments	244,469	1,361	1.11	156,197	3,542	4.54
Total interest-earning assets	3,820,135	$104,114	5.45%	3,390,797	$97,498	5.75
Non-interest earning assets	205,482			195,107
Total assets	$4,025,617			$3,585,904

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$111,249	$663	1.20%	$80,004	$989	2.48%
Money Market accounts	717,703	6,146	1.73	691,411	10,400	3.02
Savings accounts	280,919	660	0.47	275,311	766	0.56
Certificates of deposit	1,103,223	18,461	3.37	1,018,389	20,265	3.99
Borrowed Funds	1,304,090	27,755	4.29	1,052,410	22,737	4.33
Total interest-bearing liabilities	3,517,184	$53,685	3.06%	3,117,525	$55,157	3.55%
Non-interest bearing checking accounts	97,197			90,640
Other non-interest-bearing liabilities	131,099			107,996
Total liabilities	3,745,480			3,316,161
Stockholders' equity	280,137			269,743
Total liabilities and stockholders' equity	$4,025,617			$3,585,904
Net interest income		$50,429			$42,341
Net interest spread			2.39%			2.20%
Net interest-earning assets	$302,951			$273,272
Net interest margin			2.64%			2.50%
Ratio of interest-earning assets to interest-bearing liabilities			108.61%			108.77%

Rate/Volume Analysis

	Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$12,007	($3,229)	$8,778
Other loans	(8)	(3)	(11)
Mortgage-backed securities	953	(290)	663
Investment securities	(475)	(158)	(633)
Federal funds sold and other short-term investments	2,420	(4,601)	(2,181)
Total	$14,897	($8,281)	$6,616

Interest-bearing liabilities:
Interest bearing checking accounts	$510	($836)	($326)
Money market accounts	1,505	(5,759)	(4,254)
Savings accounts	51	(157)	(106)
Certificates of deposit	2,726	(4,530)	(1,804)
Borrowed funds	6,745	(1,727)	5,018
Total	$11,537	($13,009)	($1,472)
Net change in net interest income	$3,360	$4,728	$8,088

During the six months ended June 30, 2009, FOMC monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%.  In addition, dislocations in the securitization marketplace for loans secured by multifamily and commercial real estate reduced the overall competition for the Bank's primary loan product, thus permitting origination rates on these loans to remain unaffected by general reductions in interest rates.  The combination of these events favorably impacted the Company's net interest income and net interest margin during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Interest Income.  Interest income was $104.1 million during the six months ended June 30, 2009, an increase of $6.6 million from $97.5 million during the six months ended June 30, 2008.  This resulted primarily from increases in interest income of $8.8 million on real estate loans and $663,000 in MBS, that were partially offset by declines of $2.2 million on federal funds sold and other short-term investments and $633,000 on investment securities

The increase in interest income on real estate loans resulted from growth in their average balance of $323.5 million during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, reflecting originations of $777.5 million during the period July 1, 2008 through June 30, 2009, which were partially offset by principal repayments of $449.6 million and loan sales of $239.2 million from July 1, 2008 through June 30, 2009.  The increase in interest income on MBS resulted from an increase of $33.5 million in their average balance during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase in average balance resulted from $183.8 million of MBS purchases during the first six months of 2008, that were partially offset by $65.8 million in principal repayments during the period July 2008 through June 2009.

The decrease in interest income on federal funds sold and other short-term investments resulted from a decline 343 basis points in their average yield (reflecting lower federal funds and benchmark short-term interest rates during the six months ended June 30, 2009 as a result of FOMC monetary policy actions), which was partially offset by an increase of $88.3 million in their average balance during the comparative period.  The increase in average balance reflected management's preference to retain funds in highly liquid short-term investments during the six months ended June 30, 2009.  The decline in interest income on investment securities reflected reductions of both $15.8 million in their average balance and 155 basis points in their average yield.  The decline in average yield reflected lower interest rates that resulted from FOMC monetary policy actions.  The decline in their average balance reflected management's preference to either purchase MBS or retain funds in highly liquid short-term investments during the six months ended June 30, 2009.

Interest Expense.  Interest expense decreased $1.5 million, to $53.7 million, during the six months ended June 30, 2009, from $55.2 million during the six months ended June 30, 2008.  The decline resulted primarily from reductions in interest expense of $4.3 million on money market accounts, $1.8 million on CDs, and $326,000 on interest bearing checking accounts, which were partially offset by increased interest expense of $5.0 million on borrowed funds.

The decrease in interest expense on money market accounts resulted from a decline of 129 basis points in their average cost, as the Bank lowered offering rates on money market accounts during the period July 2008 through June 2009 in response to the significant reduction in benchmark short-term interest rates that occurred throughout 2008 and remained in effect during the first six months of 2009.  Similarly, the decline in interest expense on CDs resulted primarily from a decrease of 62 basis points in their average cost during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, and the decline in interest expense on interest bearing checking accounts reflected a decline of 128 basis points in their average cost during the comparative period.  The decline in these average costs reflected lower offering rates during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, as short-term market interest rates, which influence the pricing of both CDs and interest bearing checking accounts, declined significantly throughout 2008, and remained near zero during the first six months of 2009.

The increase in interest expense on borrowed funds resulted from $251.7 million of growth in their average balance during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, as the Company added REPOS and FHLBNY advances throughout 2008 in order to fund operational requirements and help maintain pricing discipline on deposits.  As competitive pricing on deposits eased significantly during the first six months of 2009, a portion of these borrowings were not renewed upon maturity.

Provision for Loan Losses.  The provision for loan losses was $4.9 million during the six months ended June 30, 2009, an increase of $4.5 million over the provision of $370,000 recorded during the six months ended June 30, 2008.  This increase reflected the increase in non-accrual and other problem loans from June 30, 2008 to June 30, 2009, along with deteriorating conditions in the Bank's local real estate marketplace that resulted in a higher level of estimated loan loss reserves on these non-accrual and other problem loans.

Non-Interest Income.  Total non-interest income declined $6.2 million from the six months ended June 30, 2008 to the six months ended June 30, 2009, due primarily to a decline of $628,000 in mortgage banking income during the comparative period and $5.9 million of credit-related OTTI charges on trust preferred and equity mutual fund investment securities during the six months ended June 30, 2009 (as the Company did not recognize any OTTI during the six months ended June 30, 2008).  (See Note 10 to the Condensed Consolidated Financial Statements for a further discussion of the OTTI charges).  The decline in mortgage banking income reflected an increased charge to net mortgage banking income of $1.1 million during the comparative period recognized to increase the liability for the First Loss Position on loans sold to FNMA with recourse.  (See Note 9 to the Company's Condensed Consolidated Financial Statements for a further discussion of the provisions to the liability on the First Loss Position).  This reduction in mortgage banking income was partially offset by an increase of $416,000 in gains on loans sold during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, due primarily to the gain of $635,000 recognized on the sale of an 80% participation in $125.0 million of multifamily loans from portfolio to a third-party financial institution in April, 2009.

Non-Interest Expense.  Non-interest expense was $28.9 million during the six months ended June 30, 2009, an increase of $4.4 million from $24.5 million during the six months ended June 30, 2008.

Salaries and employee benefits increased $1.1 million during the comparative period as a result of $786,000 of higher expenses associated with the Employee Retirement Plan, as well as a smaller offset to salaries for capitalized loan origination salary costs of $550,000 during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 (reflecting lower loan origination levels during the comparative period). Occupancy and equipment expense increased by $633,000 during the comparative period, reflecting the opening of the Brooklyn Heights branch in late 2008 and the acquisition of a building in late 2008 for future operational use.  Federal deposit insurance costs increased $3.3 million during the comparative period as a result of a special insurance assessment of $1.8 million incurred as of June 30, 2009, as well as ongoing increases in such costs resulting from the recent FDIC Bank Insurance Fund re-capitalization plan.  Other operating expenses declined $799,000 primarily as a result of reduced marketing and professional fees.

Non-interest expense was 1.44% of average assets during the six months ended June 30, 2009, compared to 1.37% during the six months ended June 30, 2008.  This increase reflected the substantial increase in FDIC insurance expense during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Income Tax Expense.  Income tax expense declined $2.4 million during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, due primarily to a reduction of $7.0 million in pre-tax income during the period.  The Company's customary consolidated effective tax rate approximates 37%.  The impact of the OTTI charges on investment securities reduced the actual effective tax rate for the six months ended June 30, 2009 to 32%, while the combination of a non-recurring reduction of $662,000 in the reserve for unrecognized tax benefits and a reduction of $275,000 in recorded income tax expense related to the completion of the June 30, 2007 tax returns lowered the effective tax rate to 33% during the six months ended June 30, 2008.

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2008 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on March 16, 2009.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At June 30, 2009, the Company owned no trading assets, nor did it conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2008 to June 30, 2009.

Interest Sensitivity Gap.  There was no material change in the computed one-year interest sensitivity gap from December 31, 2008 to June 30, 2009.

Interest Rate Risk Exposure (Net Portfolio Value) Compliance.  At June 30, 2009, the Bank continued to monitor the impact of interest rate volatility upon net interest income and net portfolio value ("NPV") in the same manner as at December 31, 2008.  There were no changes in the Board-approved limits of acceptable variance in the effect of interest rate fluctuations upon net interest income and NPV at June 30, 2009 compared to December 31, 2008.

The analysis that follows presents the estimated NPV resulting from market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under four other interest rate scenarios (each a "Rate Shock Scenario") represented by immediate, permanent, parallel shifts in interest rates from those observed at June 30, 2009 and December 31, 2008.  The analysis additionally presents a measurement of the interest rate sensitivity at June 30, 2009 and December 31, 2008.  Interest rate sensitivity is measured by the basis point changes in the various NPV ratios ("NPV Ratios") from the Pre-Shock Scenario to the Rate Shock Scenarios.  NPV Ratios represent the NPV as a percentage of the total value of assets determined under each respective Pre- and Rate Shock Scenario.  An increase in the NPV Ratio is considered favorable, while a decline is considered unfavorable.

	At June 30, 2009
	Net Portfolio Value					At December 31, 2008
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Basis Point Change in NPV Ratio	NPV Dollar Amount	NPV Ratio	Basis Point Change in NPV Ratio	Board Approved NPV Ratio Limit
	(Dollars in thousands)
Rate Shock Scenario
+ 200 Basis Points	$312,485	$(47,322)	-13.15%	7.97%	(94)	$236,751	6.02%	(126)	5.0%
+ 100 Basis Points	342,764	(12,099)	-3.36	8.61	(30)	270,905	6.77	(51)	6.0
Pre-Shock Scenario	359,807	-	-	8.91	-	296,834	7.28	-	7.0
- 100 Basis Points	354,863	(4,944)	-1.37	8.71	(20)	312,334	7.54	26	7.0
- 200 Basis Points	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	7.0

The NPVs presented above incorporate some asset and liability values derived from the Bank’s valuation model, such as those for mortgage loans and time deposits, and some asset and liability values that are provided by reputable independent sources, such as values for the Bank's MBS and CMO portfolios, as well as its putable borrowings.  The Bank's valuation model makes various estimates regarding cash flows from principal repayments on loans and passbook deposit decay rates at each level of interest rate change.  The Bank's estimates for loan repayment levels are influenced by the recent history of prepayment activity in its loan portfolio as well as the interest rate composition of the existing portfolio, especially vis-à-vis the existing interest rate environment.  In addition, the Bank considers the amount of fee protection inherent in the loan portfolio when estimating future repayment cash flows.  Regarding passbook deposit decay rates, the Bank tracks and analyzes the decay rate of its passbook deposits over time and over various interest rate scenarios and then makes estimates of its passbook deposit decay rate for use in the valuation model.  No matter the care and precision with which the estimates are derived, actual cash flows for passbooks, as well as loans, could differ significantly from the Bank's estimates, resulting in significantly different NPV calculations.

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

The Pre-Shock Scenario NPV increased from $296.8 million at December 31, 2008 to $359.8 million at June 30, 2009.  The NPV Ratio at June 30, 2009 was 8.91% in the Pre-Shock Scenario, an increase from the NPV Ratio of 7.28% in that Scenario at December 31, 2008.  The increase in the Pre-Shock Scenario NPV was due primarily to both an increase in the valuation of multifamily loans (reflecting lower marketplace offering rates on such loans at June 30, 2009 compared to December 31, 2008), and a decline in the valuation of borrowings

(which positively impacts NPV) that resulted from higher quoted interest rates from the FHLBNY for comparable borrowings at June 30, 2009 compared to December 31, 2008.

The Bank’s +200 basis point Rate Shock Scenario NPV increased from $236.8 million at December 31, 2008 to $312.5 million at June 30, 2009.  The increase resulted primarily from a more favorable valuation of multifamily loans at June 30, 2009 compared to December 31, 2008, reflecting a decline in their estimated term to next interest rate repricing at June 30, 2009 compared to December 31, 2008.  Assets with a reduced term to next interest rate repricing generate a more favorable NPV in a rising rate interest rate environment.  As a result, the decline in the NPV of total assets from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario was lower at June 30, 2009 than December 31, 2008.

The NPV Ratio was 7.97% in the +200 basis point Rate Shock Scenario at June 30, 2009, an increase from the NPV Ratio of 6.02% in the +200 basis point Rate Shock Scenario at December 31, 2008.  The increase reflected the aforementioned increase in the +200 basis point Rate Shock Scenario NPV during the comparative period.

                At June 30, 2009, the interest rate sensitivity (i.e., the basis point change in the NPV Ratio calculated under the various Rate Shock Scenarios compared to the Pre-Shock Scenario) in the +200 basis point Rate Shock Scenario was negative 94 basis points, compared to interest rate sensitivity of negative 126 basis points in the +200 basis point Rate Shock Scenario at December 31, 2008.  The reduction in sensitivity was due primarily to a combination of less sensitivity in the valuation of multifamily loans, as well as a larger increase in the deposit intangible value in the +200 basis point Rate Shock Scenario at June 30, 2009 compared to December 31, 2008 (reflecting lower market deposit offering rates at June 30, 2009 compared to December 31, 2008).

Item 4.    Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2009, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2009 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

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

The credit quality of the Bank's portfolio can have a significant impact on the Company's earnings, results of operations and financial condition.  The majority of loans in the Bank’s portfolio are secured by multifamily residential property. Multifamily loans have traditionally been viewed as exposing lenders to a greater risk of loss than one- to four-family residential loans, due to the following concerns:  1) They typically involve higher loan principal amounts and thus expose the Bank to a greater potential impact of losses from any one loan or concentration of loans to one borrower relative to the size of the Bank’s capital position; and 2) their borrowers often own several properties, and often a borrower experiencing financial difficulties in connection with one income producing property may default on all of his or her outstanding loans, even if the properties securing the other loans are generating positive cash flow.  See "Part I.   Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion.

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

In addition, in deciding whether to extend credit or enter into other transactions, the Bank may rely on information furnished by or on behalf of a customer and counterparties, including financial statements, credit reports and other financial information. Reliance on inaccurate or misleading financial information could have a material adverse impact on the Company's business and, in turn, its financial condition and results of operations.

The Company is dependent on economic and real estate conditions and geographic concentration in its market area.

The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches. The Bank lends primarily in the NYC metropolitan area, although its overall lending area is much larger, and extends approximately 150 miles in each direction from its corporate headquarters in Brooklyn. The majority of the Bank’s mortgage loans are secured by properties located in its primary lending area, approximately 75% of which are located in the NYC boroughs of Brooklyn, Queens and Manhattan.  As a result of this geographic concentration, the Bank’s results of operations depend largely upon economic conditions in this area. A deterioration in economic conditions or increase in unemployment in the NYC metropolitan area could have a material adverse impact upon the quality of the Bank’s loan portfolio and the demand for its products and services, and, accordingly, on the Company’s results of operations, cash flows, business, financial condition and prospects.

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

The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on the Company's results of operations. The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States.  Its policies determine in significant part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin.  Government action can materially decrease the value of the Company's financial assets, such as debt securities, mortgages and MSR.  Governmental policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans.  Changes in Federal Reserve Board or governmental policies are beyond the Company's control and difficult to predict; consequently, the impact of these changes on the Company's activities and results of operations is difficult to predict.

Financial institution regulation has been the subject of significant legislation in recent years, and may be the subject of further significant legislation in the future, none of which is within the control of the Holding Company or the Bank. Significant new laws or changes in, or repeals of, existing laws may cause the Company's results of operations to differ materially. Further, federal monetary policy, particularly as implemented through the OTS, significantly affects credit conditions for the Company, primarily through open market operations in United States government securities, the discount rate for bank borrowings and reserve requirements for liquid assets. A material change in any of these conditions would have a material impact on the Bank, and therefore, on the Company’s results of operations.  Increased regulation and oversight will increase the Company's compliance costs and may hinder the Company's ability to introduce new products.  Current and potential future increases in FDIC assessments will decrease the Company's earnings.

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

Other financial institutions that participate in the TARP Capital Purchase Program and the TLGP may have a source of funding that costs less than market-rate funding available to the Company.  The Company has declined to participate in both the TARP Capital Purchase Program and the TLGP.  The Bank’s cost of borrowing may be higher than competitors with weaker balance sheets but with government backing.  The Bank’s cost of funding may make it difficult for it to complete with its government-backed competitors.

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

On January 27, 2009, the House Judiciary Committee approved H.R. 200, the "Helping Families Save Their Homes in Bankruptcy Act of 2009" ("Bankruptcy Legislation").  The Bankruptcy Legislation would grant a judge the ability to modify the terms of a mortgage for a homeowner in Chapter 13 bankruptcy.  Under the proposed Bankruptcy Legislation, borrowers would be eligible to have a bankruptcy judge reduce the principal balance on their home loan.  If any such borrower resells his or her home within five years, the borrower will be required to share the proceeds with the lender.  On April 30, 2009, the Senate rejected a proposed amendment containing language similar to that of the Bankruptcy Legislation by a vote of 45 to 51. However, at a July 23, 2009 Senate Judiciary Committee hearing, discussions were held regarding the proposals in the failed Bankruptcy Legislation.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

(c)
          The Holding Company did not repurchase any shares of its common stock into treasury during the three months ended June 30, 2009.  No existing repurchase programs expired during the three months ended June 30, 2009, nor did the Company terminate any repurchase programs prior to expiration during the quarter.  As of
          June 30, 2009, the Company had an additional 1,124,549 shares remaining eligible for repurchase under its twelfth stock repurchase program, which was publicly announced in June 2007.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Security Holders

(a)           The Holding Company's 2009 Annual Meeting of Shareholders was held on May 21, 2009.

(c)           The following is a summary of the matters voted upon at the meeting and the votes obtained:

Description	Votes For	Votes Against	Abstentions	Votes Withheld	Broker Non-Votes
1) Election of the following individuals as Directors for a term to expire at the 2012 Annual Meeting of Shareholders:
Michael P. Devine	31,305,645	-0-	-0-	1,016,882	-0-
Anthony Bergamo	31,567,247	-0-	-0-	755,280	-0-
Fred P. Fehrenbach	31,567,202	-0-	-0-	755,325	-0-
Joseph J. Perry	31,634,941	-0-	-0-	687,586	-0-

2) Approval of Dime Community Bancshares, Inc. Annual Incentive Plan	27,452,933	745,604	56,284	-0-	4,067,706

3) Ratification of the appointment of Deloitte & Touche LLP to act as independent auditors for the Company for the year ending December 31, 2009	31,319,725	966,900	35,902	-0-	-0-

(d)           Not applicable.

Item 5.                      Other Information

None.

Item 6.                      Exhibits

Exhibit Number

3(i)	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (1)
3(ii)	Amended and Restated Bylaws of Dime Community Bancshares, Inc. (16)
4.1	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. [See Exhibit 3(i) hereto]
4.2	Amended and Restated Bylaws of Dime Community Bancshares, Inc. (16)
4.3	Draft Stock Certificate of Dime Community Bancshares, Inc. (2)
4.4	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock (3)
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

(6)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed on September 28, 2000.
(7)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003.
(8)	Incorporated by reference to Exhibits to the registrant’s Registration Statement No. 333-117743 on Form S-4 filed on July 29, 2004.
(9)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 15, 2004.

(10)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2005.
(11)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005.
(12)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 9, 2006.
(13)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 12, 2008.
(14)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 8, 2008.
(15)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 16, 2009.
(16)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on May 11, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: August 10, 2009	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: August 10, 2009	By: /s/ KENNETH J. MAHON
Kenneth J. Mahon
First Executive Vice President and Chief Financial Officer (Principal Accounting Officer)