Form 10-Q
period 2009-09-30
DIME COMMUNITY BANCSHARES INC
filed 2009-11-09
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                      September 30, 2009
OR

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

LARGE ACCELERATED FILER ___	ACCELERATED FILER X	NON -ACCELERATED FILER ___	SMALLER REPORTING COMPANY ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES                                       NO            X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at November 7, 2009
$.01 Par Value	34,395,531

		Page
	PART I - FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Financial Statements
	Condensed Consolidated Statements of Financial Condition at September 30, 2009 and December 31, 2008	3
	Condensed Consolidated Statements of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2009 and 2008	4
	Condensed Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2009 and 2008 and Consolidated Statements of Comprehensive Income for the Three-Month and Nine-Month Periods Ended September 30, 2009 and 2008	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	6
	Notes to Consolidated Financial Statements	7-22
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22-40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40-41
Item 4.	Controls and Procedures	41
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42-46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Submission of Matters to a Vote of Security Holders	46
Item 5.	Other Information	46
Item 6.	Exhibits	46-48
	Signatures	49

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

Item 1.  Condensed Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)

	September 30, 2009	December 31, 2008
ASSETS:
Cash and due from banks	$99,500	$211,020
Federal funds sold and other short-term investments	560	-
Investment securities held-to-maturity (estimated fair value of $6,310 and $9,082 at September 30, 2009 and December 31, 2008, respectively) (Fully Unencumbered)	8,562	10,861
Investment securities available-for-sale, at fair value ($9,916 encumbered at September 30, 2009, fully unencumbered at December 31, 2008)	29,059	16,602
Mortgage-backed securities available-for-sale, at fair value:
Encumbered	239,917	251,744
Unencumbered	3,952	49,607
	243,869	301,351
Loans:
Real estate, net	3,303,050	3,289,314
Other loans	2,564	2,191
Less allowance for loan losses	(20,261)	(17,454)
Total loans, net	3,285,353	3,274,051
Loans held for sale	-	-
Premises and fixed assets, net	29,678	30,426
Federal Home Loan Bank of New York ("FHLBNY") capital stock	51,833	53,435
Other real estate owned ("OREO")	168	300
Goodwill	55,638	55,638
Other assets	103,523	101,914
Total Assets	$3,907,743	$4,055,598
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,096,144	$2,169,341
Non-interest bearing deposits	99,854	90,710
Total deposits	2,195,998	2,260,051
Escrow and other deposits	81,315	130,121
Securities sold under agreements to repurchase	230,000	230,000
FHLBNY advances	959,675	1,019,675
Subordinated notes payable	25,000	25,000
Trust Preferred securities payable	72,165	72,165
Other liabilities	53,947	41,622
Total Liabilities	$3,618,100	$3,778,634
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at September 30, 2009 and December 31, 2008)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 51,131,784 shares and 51,122,319 shares issued at September 30, 2009 and December 31, 2008, respectively, and 34,395,531 shares and 34,179,900 shares outstanding at September 30, 2009 and December 31, 2008, respectively)	511	511
Additional paid-in capital	214,254	213,917
Retained earnings	303,330	297,848
Accumulated other comprehensive loss, net of deferred taxes	(6,042)	(11,111)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(3,759)	(3,933)
Unearned Restricted Stock Award common stock	(2,760)	(1,790)
Common stock held by Benefit Maintenance Plan ("BMP")	(8,007)	(8,007)
Treasury stock, at cost (16,736,253 shares and 16,942,419 shares at September 30, 2009 and December 31, 2008, respectively)	(207,884)	(210,471)
Total Stockholders' Equity	$289,643	$276,964
Total Liabilities And Stockholders' Equity	$3,907,743	$4,055,598
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Loans secured by real estate	$48,422	$47,734	$144,412	$134,947
Other loans	35	41	110	126
Mortgage-backed securities	2,748	3,610	8,997	9,196
Investment securities	76	340	515	1,412
Federal funds sold and other short-term investments	809	783	2,170	4,325
Total interest income	52,090	52,508	156,204	150,006

Interest expense:
Deposits and escrow	9,156	12,927	35,086	45,347
Borrowed funds	13,965	14,399	41,720	37,136
Total interest expense	23,121	27,326	76,806	82,483
Net interest income	28,969	25,182	79,398	67,523
Provision for loan losses	3,769	596	8,661	966
Net interest income after provision for loan losses	25,200	24,586	70,737	66,557

Non-interest income:
Total other than temporary impairment ("OTTI") losses	(675)	-	(7,939)	-
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	119	-	1,457	-
Net OTTI recognized in earnings	(556)	-	(6,482)	-
Service charges and other fees	1,376	1,500	3,118	3,690
Net mortgage banking income (loss)	246	(724)	(66)	(408)
Net (loss) gain on sales of investment securities and other real estate owned	-	-	339	(129)
Income from bank owned life insurance	511	504	1,506	1,492
Other	527	397	1,500	1,059
Total non-interest income (loss)	2,104	1,677	(85)	5,704

Non-interest expense:
Salaries and employee benefits	7,047	6,486	20,586	18,897
Stock benefit plan amortization expense	894	1,005	2,772	2,716
Occupancy and equipment	1,926	1,815	5,894	5,150
Federal deposit insurance premiums	960	361	4,531	598
Data processing costs	754	827	2,240	2,384
Other	2,060	2,419	6,550	7,706
Total non-interest expense	13,641	12,913	42,573	37,451

Income before income taxes	13,663	13,350	28,079	34,810
Income tax expense	5,337	4,997	9,987	12,075
Net income	$8,326	$8,353	$18,092	$22,735

Earnings per Share:
Basic	$0.25	$0.26	$0.55	$0.70
Diluted	$0.25	$0.25	$0.55	$0.69

See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands)
	Nine Months Ended September 30,
	2009	2008
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Common Stock (Par Value $0.01):
Balance at beginning of period	$511	$509
Shares issued in exercise of options	-	2
Balance at end of period	511	511
Additional Paid-in Capital:
Balance at beginning of period	213,917	208,369
Stock options exercised	43	2,463
Tax (expense) benefit of stock plans	(130)	476
Amortization of excess fair value over cost – ESOP stock and stock options expense	1,266	1,558
Release from treasury stock for restricted stock award shares	(842)	469
Balance at end of period	214,254	213,335
Retained Earnings:
Balance at beginning of period	297,848	288,112
Net income for the period	18,092	22,735
Cash dividends declared and paid	(13,865)	(13,678)
Cumulative effect adjustment for the adoption of the transition requirements of FASB Accounting Standards Codification ("ASC") 715-20-65 "Compensation-Retirement Benefits - Defined Benefit Plans- Transition and Open Effective Date Information," net of taxes	-	(23)
Cumulative effect adjustment for the adoption of ASC 320-10-65 "Investments—Debt and Equity Securities – Overall- Transition and Open Effective Date Information," net of taxes	1,255	-
Balance at end of period	303,330	297,146
Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of period	(11,111)	(4,278)
Cumulative effect adjustment for the adoption of ASC 320-10-65, net of tax	(1,255)	-
Amortization and reversal of net unrealized loss on securities transferred from available-for- sale to held-to-maturity, net of tax	1,042	-
Non-credit component of OTTI charge recognized during the period, net of tax	(799)	-
Reduction in non-credit component of OTTI during the period, net of taxes	467
Cumulative effect adjustment for the adoption of the transition requirements of ASC 715-20-65	-	(64)
Change in other comprehensive income (loss) during the period, net of tax	5,614	(6,066)
Balance at end of period	(6,042)	(10,408)
ESOP:
Balance at beginning of period	(3,933)	(4,164)
Amortization of earned portion of ESOP stock	174	174
Balance at end of period	(3,759)	(3,990)
Unearned Restricted Stock Award Common Stock
Balance at beginning of period	(1,790)	(634)
Amortization of earned portion of restricted stock awards	775	393
Release from treasury stock for restricted stock award shares	(1,745)	(1,773)
Balance at end of period	(2,760)	(2,014)
Treasury Stock, at cost
Balance at beginning of period	(210,471)	(211,121)
Purchase of treasury shares, at cost	-	(654)
Release from treasury stock for restricted stock award shares	2,587	1,304
Balance at end of period	(207,884)	(210,471)
Common Stock Held by BMP
Balance at beginning of period	(8,007)	(7,941)
Common stock acquired	-	(66)
Balance at end of period	(8,007)	(8,007)
Total Stockholders' Equity	$289,643	$276,102

STATEMENTS OF COMPREHENSIVE INCOME	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Income	$8,326	$8,353	18,092	$22,735
Amortization and reversal of net unrealized loss on securities transferred from available-for- sale to held-to-maturity, net of taxes of $51 and $19 during the three months ended September 30, 2009 and 2008, respectively and $858 and $19 during the nine months ended September 30, 2009 and 2008, respectively	61	23	1,042	23
Non-credit component of OTTI charge recognized during the period, net of tax benefit of $(54) during the three months ended September 30, 2009 and $(658) during the nine months ended September 30, 2009	(65)	-	(799)	-
Reduction in non-credit component of OTTI, net of taxes of $217 during the three months ended September 30, 2009 and $385 during the nine months ended September 30, 2009	263	-	467	-
Reclassification adjustment for securities sold during the period, net of taxes of $195 during the nine months ended September 30, 2009	-	-	(236)	-
Net unrealized securities gains (losses) arising during the period, net of taxes (benefit) of $1,166 and $(2,536) during the three months ended September 30, 2009 and 2008, respectively, and $4,621 and $(2,828) during the nine months ended September 30, 2009 and 2008, respectively	1,416	(2,771)	5,850	(6,089)
Comprehensive Income	$10,001	$5,605	$24,416	$16,669
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$18,092	$22,735
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss on sale of other real estate owned	92	129
Net gain on sale of loans originated for sale	(674)	(1,021)
Net gain on sale of investment securities available-for-sale	(431)	-
Net depreciation and amortization	1,932	1,348
ESOP compensation expense	590	960
Stock plan compensation (excluding ESOP)	1,625	1,165
Provision for loan losses	8,661	966
Provision to increase the liability for loans sold with recourse	1,403	2,027
Recovery of write down of mortgage servicing asset	(60)	-
OTTI charge for investment securities recognized in earnings	6,482	-
Increase in cash surrender value of Bank Owned Life Insurance	(1,506)	(1,492)
Deferred income tax credit	(6,082)	(1,050)
Excess tax cost (benefit) of stock plans	130	(476)
Changes in assets and liabilities:
Origination of loans held for sale	(14,743)	(46,963)
Proceeds from sale of loans held for sale	115,417	48,138
Decrease in other assets	547	537
Increase (Decrease) in other liabilities	10,982	(5,751)
Net cash provided by operating activities	142,457	21,252
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in federal funds sold and other short term investments	(560)	128,014
Proceeds from principal repayments of investment securities held-to-maturity	202	80
Proceeds from maturities of investment securities available-for-sale	100	1,000
Proceeds from calls and principal repayments of investment securities available-for-sale	-	729
Proceeds from sales of investment securities available-for-sale	10,359	-
Purchases of investment securities available-for-sale	(22,000)	(4,428)
Principal collected on mortgage backed securities available-for-sale	63,846	35,889
Purchases of mortgage backed securities available-for-sale	-	(183,849)
Net increase in loans	(120,131)	(318,038)
Purchases of fixed assets, net	(792)	(3,327)
Proceeds from the sale of other real estate owned	208	767
Redemption (Purchase) of FHLBNY capital stock	1,602	(13,956)
Net cash used in investing activities	(67,166)	(357,119)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in due to depositors	(64,053)	(82,221)
Net (decrease) increase in escrow and other deposits	(48,806)	27,901
Increase in securities sold under agreements to repurchase	-	74,920
(Decrease) Increase in FHLBNY advances	(60,000)	303,175
Cash dividends paid	(13,865)	(13,678)
Exercise of stock options	43	2,465
Excess tax (cost) benefit of stock plans	(130)	476
Acquisition of common stock by BMP	-	(66)
Purchase of treasury stock	-	(654)
Net cash (used in) provided by financing activities	(186,811)	312,318
DECREASE IN CASH AND DUE FROM BANKS	(111,520)	(23,549)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	211,020	101,708
CASH AND DUE FROM BANKS, END OF PERIOD	$99,500	$78,159
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$8,189	$16,528
Cash paid for interest	76,548	80,475
Loans transferred to other real estate owned	168	895
Portfolio loans transferred to held for sale	100,000	100,000
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	166	-
Reversal of unrealized loss on securities transferred from available-for-sale to held-to-maturity	1,734	-
Increase in non-credit component of OTTI	(605)	-
Decrease (Increase) in accumulated other comprehensive loss	5,614	(6,066)
Transfer of securities from available-for-sale to held-to-maturity (at fair value)	-	11,501
Cumulative effect adjustment for the adoption of transition requirements of ASC 715-20-65	-	(64)

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   NATURE OF OPERATIONS

Dime Community Bancshares, Inc. (the "Holding Company") is a Delaware corporation and parent company of the Bank, a federally-chartered stock savings bank.  The Holding Company's direct subsidiaries are the Bank, Dime Community Capital Trust 1 and 842 Manhattan Avenue Corp.  The Bank's direct subsidiaries are Boulevard Funding Corp., Dime Insurance Agency Inc. (f/k/a Havemeyer Investments, Inc.), DSBW Preferred Funding Corporation, DSBW Residential Preferred Funding Corp., Dime Reinvestment Corp. and 195 Havemeyer Corp.

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

2.   SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of September 30, 2009, the results of operations and statements of comprehensive income for the three-month and nine month periods ended September 30, 2009 and 2008, and the changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 2009 and 2008.  The results of operations for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2009.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the SEC.

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

3.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162," which establishes the FASB Accounting Standards Codification™ (the "Codification"), which supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental GAAP. All other accounting literature not included in the Codification will be considered non-authoritative. The Codification was implemented on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009. The Company conformed its financial statements and related Notes to the new Codification in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167").  SFAS 167 amended the manner in which a company determines whether an entity that is either insufficiently capitalized or not controlled through voting (or similar rights) should be consolidated. Under SFAS 167, the determination of whether a company is required to consolidate an entity is based upon, among other factors, the entity’s purpose and design and a company’s ability to direct the most significant economic activities of the entity.  SFAS 167 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years.  Adoption of SFAS 167 is not expected to have a material impact upon the Company's consolidated financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets" ("SFAS 166").  SFAS 166 eliminates the concept of a "qualifying special-purpose entity," and changes various requirements for derecognizing transferred financial assets that were previously established under ASC 860.  SFAS 166 also requires increased disclosure related to transferred financial assets, including securitization transactions, as well as other transactions where companies possess continuing exposure to the risks related to financial assets transferred or sold.  For the Company, SFAS 166 is effective for financial asset transfers occurring after January 1, 2010, and early adoption of SFAS 166 is prohibited.  The Company is evaluating the impact of adoption of SFAS 166.

In May 2009, the FASB issued amendments to ASC 855 that established general standards governing accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  These amendments to ASC 855 also provided guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions occurring after the balance sheet date. The Company adopted these amendments effective June 30, 2009, and adoption had no impact on the Company’s condensed consolidated financial statements. The Company evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q.

On April 9, 2009, the FASB issued ASC 320-10-65.  ASC 320-10-65 amended the guidance provided under GAAP related to OTTI of debt securities in order to make it more operational.  ASC 320-10-65 modifies the technical criteria related to both the recovery of impairment and collectibility of cash flows that a reporting entity may employ in order to avoid recognizing OTTI.  Under ASC 320-10-65, OTTI that has been determined to exist on debt securities is required to be divided between credit and non-credit components, with changes in the credit component recognized in earnings, and changes in the non-credit component recognized in other comprehensive income.  In determining the amount of credit-related OTTI to be recognized, ASC 320-10-65 permits the reporting entity to discount the expected cash flows at the effective interest rate implicit in the security at the date of acquisition.  ASC 320-10-65 also requires additional disclosures related to all securities owned by the reporting entity.  ASC 320-10-65 did not amend existing recognition and measurement guidance related to OTTI of equity securities.  ASC 320-10-65 is required to be applied to existing and new investments held by the reporting entity at the beginning of the interim period of adoption.  For debt securities held at the beginning of the interim period of adoption for which OTTI was previously recognized, the entity recognizes the cumulative effect of adopting ASC 320-10-65 as an adjustment to the opening balance of retained earnings.  ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted.   The Company elected to early adopt ASC 320-10-65 effective January 1, 2009, reclassifying $1.2 million of previously recognized after-tax OTTI out of retained earnings and into accumulated other comprehensive loss as a cumulative effect adjustment, representing the after-tax non-credit component of the previously recognized OTTI.

On April 9, 2009, the FASB issued ASC 825-10-65-1.  ASC 825-10-65-1 amended ASC 825-10-50 to require that disclosures about fair value of financial instruments mandated under ASC 825-10-50 be made for all interim periods.  ASC 825-10-65-1 also amended ASC 270-10-50 to require that the disclosures mandated under ASC 270-10-50 be made at each interim period.  ASC 825-10-65-1 was effective for interim periods ending after June 15, 2009, with early adoption permitted.   The Company adopted ASC 825-10-65-1 effective June 30, 2009, and has included such disclosure in Note 11 to the condensed consolidated financial statements.

On April 9, 2009, the FASB issued ASC 820-10-65-4.  ASC 820-10-65-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, and provides guidance on identifying circumstances that indicate a transaction is not orderly.  ASC 820-10-65-4 is effective for interim and annual reporting periods ending after June 15, 2009, with earlier adoption permitted.  ASC 820-10-65-4 was applied to the methodology utilized by the Company to determine the fair value of its pooled trust preferred securities at September 30, 2009.

On January 12, 2009, the FASB issued ASC 325-40-65-1, which amended the impairment guidance in ASC 325-40-65 to achieve more consistent determination of whether an OTTI has occurred.  GAAP provides two different models for determining whether the impairment of a debt security is other than temporary.  ASC 325-40-65 requires the use of market participant assumptions about future cash flows. This cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.  ASC 320-10-35-17 does not require exclusive reliance on market participant assumptions about future cash flows. Rather, ASC 320-10-35-17 permits the use of reasonable management judgment of the probability that the holder will be unable to collect all amounts due.  ASC 325-40-65-1 retains and emphasizes the objective of an OTTI assessment and the related disclosure requirements in ASC 320-10-50, and permits impaired assets under the jurisdiction of ASC 325-40-65 to be evaluated in accordance with the OTTI methodology of ASC 325-10-35-17.  ASC 325-40-65-1 was effective immediately upon issuance.  Adoption of ASC 325-40-65-1 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In December 2008, the FASB issued ASC 715-20-65-2, which  requires additional disclosure regarding investment allocations, major categories, valuation techniques and concentrations of risk related to plan assets held in an employer's defined benefit pension or postretirement plan.  ASC 715-20-65-2 further requires disclosure of any effects of utilizing significant unobservable inputs (as defined in ASC 820-10) upon the overall change in the fair value of plan assets during the reporting period.  ASC 715-20-65-2 is effective for years ending after December 31, 2009.  The Company is currently evaluating the impact of adoption.

In June 2008, the FASB issued ASC 260-10-65-2, which requires unvested share-based payment awards which receive non-forfeitable dividend rights or dividend equivalents to be considered participating securities and are required to be included in computing earnings per share ("EPS") under the two-class method outlined in ASC 260-10.  ASC 260-10-65-2 was effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  Adoption of ASC 260-10-65-2 did not have a material impact upon the Company's consolidated results of operations, as all potential participating securities were already included in the calculation of the Company's periodic basic and diluted shares.

In March 2008, the FASB issued ASC 815-10-65-1, which changed the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about (i) the manner in which and reason that an entity uses derivative instruments, with particular emphasis upon underlying risk, (ii) the manner in which derivative instruments and related hedged items are accounted for under ASC 815-10 and its related interpretations, and (iii) (in tabular form) the manner in which derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  ASC 815-10-65-1 further requires enhanced disclosures of credit-risk-related contingent features of derivative instruments.  ASC 815-10-65-1 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. ASC 815-10-65-1 encouraged, but did not require, comparative disclosures for earlier periods at initial adoption.  Adoption of ASC 815-10-65-1 did not have a material impact upon the Company's financial disclosures.

In February 2008, the FASB issued various amendments to ASC 860-10 which provided guidance on accounting for a transfer of a financial asset and repurchase financing. These amendments presumed that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under ASC 860-10, however, if certain criteria are satisfied, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately. Under these amendments, a transferor and transferee shall not separately account for a transfer of a financial asset and a related repurchase financing unless: (i) there is a valid and distinct business or economic purpose for entering into the two transactions separately, and (ii) the repurchase financing does not result in the initial transferor regaining control over the financial asset.  These amendments to ASC 860-10 were effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  Adoption of these amendments did not have a material impact upon the Company's consolidated financial condition or results of operations.

In December 2007, the FASB issued ASC 805-10-65-1, which amended ASC 805-10.  ASC 805-10-65-1 established principles and requirements governing the manner in which an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquiree, and goodwill acquired. ASC 805-10-65-1 also established disclosure requirements intended to enable users to evaluate the nature and financial effects of the business combination.  ASC 805-10-65-1 is effective for business combinations occurring during a fiscal year beginning after December 15, 2008.  Adoption of ASC 805-10-65-1 did not have a material impact on the Company's consolidated financial condition or results of operations.

In December 2007, the FASB issued ASC 810-10-65-1, which required that, for purposes of accounting and reporting, minority interests be re-characterized as non-controlling interests and classified as a component of equity.  ASC 810-10-65-1 also required financial reporting disclosures that clearly identify and distinguish between the interests of the parent and the non-controlling owners. ASC 810-10-65-1 applies to all entities that prepare consolidated financial statements other than not-for-profit organizations, however, affects only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  ASC 810-10-65-1 was effective for fiscal years beginning after December 15, 2008.  Adoption of ASC 810-10-65-1 did not have a material impact upon the Company's consolidated financial condition or results of operations.

4.   TREASURY STOCK

The Company did not repurchase any shares of treasury stock during the nine months ended September 30, 2009.  On April 30, 2009, 207,193 shares of the Company's common stock were released from treasury in order to fulfill benefit obligations under the 2004 Stock Incentive Plan.  The closing price of the Company's common stock on that date was $8.34.  The shares were released utilizing the average historical cost method.

On June 25, 2009, 1,031 shares of the Company's common stock were returned to treasury, representing forfeited award shares under the 2004 Stock Incentive Plan that had been previously released from treasury upon the award grant.

5.   ACCOUNTING FOR GOODWILL

The Company has designated the last day of its fiscal year as its date for annual impairment testing.  The Company performed an impairment test as of December 31, 2008 and concluded that no impairment of goodwill existed.  However, subsequent to December 31, 2008, on occasion, the price of the Holding Company's common stock declined to such a level that its total market capitalization fell below its consolidated stockholders' equity.  As a result, the Company performed goodwill impairment tests periodically during the nine months ended September 30, 2009 and concluded, in each instance, that no impairment of goodwill existed.  The most recent of these tests was performed as of September 30, 2009.  No events or circumstances have changed subsequent to September 30, 2009 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or changes in circumstances would require the immediate performance of an impairment test in accordance with ASC 350.

6.   EARNINGS PER SHARE

EPS is calculated and reported in accordance with ASC 260.  For entities like the Company with complex capital structures, ASC 260 requires disclosure of basic EPS and diluted EPS on the face of the income statement, along with a reconciliation of the numerators and denominators of basic and diluted EPS.

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

The following is a reconciliation of the numerators and denominators of basic EPS and diluted EPS for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in Thousands)
Numerator:
Net Income per the Consolidated Statements of Operations	$8,326	$8,353	$18,092	$22,735
Denominator:
Weighted-average number of shares outstanding utilized in the calculation of basic EPS	33,094,672	32,851,008	33,001,416	32,674,991
Common stock equivalents resulting from the dilutive effect of "in-the-money" outstanding stock options	39,429	314,019	4,196	317,891
Anti-dilutive effect of tax benefits associated with "in-the-money" outstanding stock options	(7,160)	(128,090)	(63)	(131,691)
Weighted average number of shares outstanding utilized in the calculation of diluted EPS	33,126,941	33,036,937	33,005,549	32,861,191

Common stock equivalents resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the Holding Company's common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 2,703,186 and 790,695 weighted-average stock options outstanding for the three-month periods ended September 30, 2009 and 2008, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.  There were 3,081,287 and 790,410 weighted-average stock options outstanding for the nine-month periods ended September 30, 2009 and 2008, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

7.    ACCOUNTING FOR STOCK BASED COMPENSATION

During the three-month and nine-month periods ended September 30, 2009 and 2008, the Holding Company and Bank maintained the Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees, the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees and the 2004 Stock Incentive Plan (collectively the "Stock Plans"), which are discussed more fully in Note 15 to the Company's audited consolidated financial statements for the year ended December 31, 2008, and which are subject to the accounting requirements of ASC 505-50 and ASC 718.

Stock Option Awards

Combined activity related to stock options granted under the Stock Plans during the periods presented was as follows:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in Thousands, Except per Share Amounts)
Options outstanding – beginning of period	3,319,135	3,059,498	3,116,564	3,165,997
Options granted	-	61,066	205,633	185,491
Weighted average exercise price of grants	-	$16.73	$8.34	$17.10
Options exercised	9,465	1,125	9,465	229,799
Weighted average exercise price of exercised options	$4.56	$10.91	$4.56	$11.91
Options forfeited	22,750	2,250	25,812	4,500
Weighted average exercise price of forfeited options	$17.67	$19.90	$17.34	$19.90
Options outstanding – end of period	3,286,920	3,117,189	3,286,920	3,117,189
Weighted average exercise price of outstanding options at the end of period	$14.57	$14.97	$14.57	$14.97
Remaining options available for grant	747,040	1,133,027	747,040	1,133,027
Exercisable options at end of period	2,558,915	2,251,823	2,558,915	2,251,823
Weighted average exercise price of exercisable options at the end of period	$15.17	$15.17	$15.17	$15.17
Cash received for option exercise cost	43	12	43	2,465
Income tax benefit recognized	-	3	-	463
Compensation expense recognized	233	297	850	771
Remaining unrecognized compensation expense	1,574	2,374	1,574	2,374
Weighted average remaining years for which compensation expense is to be recognized	2.1	2.5	2.1	2.5

The range of exercise prices and weighted-average remaining contractual lives of options outstanding (vested and unvested) were as follows:

	Outstanding Options as of September 30, 2009
Range of Exercise Prices	Amount	Weighted Average Exercise Price	Weighted Average Contractual Years Remaining	Vested Options as of September 30, 2009
$8.00 - $8.50	205,633	$ 8.34	9.6	-
$10.50 - $11.00	378,101	10.91	2.1	378,101
$13.00-$13.50	528,028	13.16	3.3	528,028
$13.51-$14.00	953,875	13.74	7.6	503,125
$14.50-$15.00	34,425	14.92	8.4	8,606
$15.01-$15.50	318,492	15.10	5.7	318,492
$16.00-$16.50	76,320	16.45	5.3	76,320
$16.51-$17.00	61,066	16.73	8.8	15,263
$18.00-$18.50	90,000	18.18	8.7	90,000
$19.50-$20.00	640,980	19.90	4.3	640,980
Total	3,286,920	$14.56	5.6	2,558,915

The weighted average exercise price and contractual years remaining for vested options were $15.17 and 4.8 years, respectively, at September 30, 2009.  The weighted average fair value per option at the date of grant for stock options granted was estimated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total options granted	-	61,066	205,633	185,491
Estimated fair value on date of grant	-	$3.73	$1.73	$4.16
Pricing methodology utilized	-	Black- Scholes	Black- Scholes	Black- Scholes
Expected life (in years)	-	5.91	5.99	6.36
Interest rate	-	3.36%	2.39%	3.37%
Volatility	-	28.54	41.34	30.09
Dividend yield	-	3.35	6.72	3.29

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

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan during the periods indicated:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in Thousands)
Unvested allocated shares – beginning of period	295,066	48,753	141,710	66,304
Shares granted	-	92,957	207,197	104,957
Shares vested	-	-	52,810	29,551
Shares forfeited	-	-	1,031	-
Unvested allocated shares – end of period	295,066	141,710	295,066	141,710
Unallocated shares - end of period	-	-	-	-
Compensation recorded to expense	$255	$189	$775	$394
Income tax (expense) benefit recognized	25	-	(131)	13

8.   ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for loans owned by the Bank were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in Thousands)
Balance at beginning of period	$19,991	$15,386	$17,454	$15,387
Provision for loan losses	3,769	596	8,661	966
Charge-offs	(3,619)	(3)	(6,038)	(263)
Recoveries	-	29	15	29
Transfer from reserves on loan commitments	120	541	169	430
Balance at end of period	$20,261	$16,549	$20,261	$16,549

Management's quarterly evaluation of the loan loss reserves considers not only performance of the current owned and serviced loan portfolios, but also general credit conditions and volume of new business, in determining the timing and amount of any future credit loss provisions. The increase in the provision for loan losses during the three-month and nine-month periods ended September 30, 2009 compared to the three-month and nine-month periods ended September 30, 2008 reflected both deterioration in the Bank's local real estate market as well as an increase in real estate loans from September 30, 2008 to September 30, 2009.

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

At September 30, 2009, the Bank had a $3.3 million liability against the $21.9 million First Loss Position.  Since the Bank no longer sells multifamily loans to FNMA, the aggregate First Loss Position should never exceed its level at September 30, 2009.  Any future reduction in the First Loss Position shall result from a settlement of incurred losses between the Bank and FNMA on eligible loans within this pool.  This settlement cannot commence until a legal disposal of the loan has occurred.  The liability related to the First Loss Position may increase or decrease in the future based upon, among other factors, the credit conditions of the remaining loans outstanding within the pool of loans sold previously to FNMA.  Any such future increases or decreases to the liability will be recognized as a component of mortgage banking income.

The following is a summary of the aggregate balance of multifamily loans serviced for FNMA, the period-end balance of the total First Loss Position associated with these loans, and activity related to the liability established for the First Loss Position.

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in Thousand)
Outstanding balance of multifamily loans serviced for FNMA at period end	$450,238	$535,659	$450,238	$535,659
Total First Loss Position at end of period	21,865	21,769	21,865	21,769
Liability Against the Total First Loss Position
Balance at beginning of period	$3,459	$2,471	$5,573	$2,436
Additions for loans sold during the period	-	31	15	100
Transfer out for serviced loans re-acquired by the Bank	(178)	-	(3,545)	-
Provision for losses on problem loans(1)	-	1,727	1,403	2,027
Charge-offs and other net reductions in balance	(22)	(193)	(187)	(527)
Balance at period end	$3,259	$4,036	$3,259	$4,036
(1) Amount recognized as a component of mortgage banking income during the period.

The Bank has elected to periodically repurchase problem loans from within the FNMA serviced loan pool in order to expedite their resolution and control losses.  During the three months ended September 30, 2009, the Bank re-acquired three problem loans within the pool of loans serviced for FNMA having an aggregate principal balance of $1.8 million.  Upon re-acquisition, aggregate liabilities of $178,000 that were recorded related to these loans within the liability for the First Loss Position served to reduce the outstanding principal balance of the loans (reflecting a write-down of their outstanding principal balance to the lower of the current appraised or likely realized value of the underlying collateral).  During the nine months ended September 30, 2009, the Bank re-acquired seventeen problem loans within the pool of loans serviced for FNMA having an aggregate principal balance of $27.1 million.  Upon re-acquisition, aggregate liabilities of $3.6 million that were recorded related to these loans within the liability for the First Loss Position served to reduce the outstanding principal balance of the loans (reflecting a write-down of their outstanding principal balance to the lower of the current appraised or market value of the underlying collateral).

10.   INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following is a summary of major categories of securities owned by the Company at September 30, 2009:

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses	Book Value	Other Unrealized Losses	Fair Value
			(Dollars in Thousands)
Held-to-Maturity:
Pooled bank trust preferred securities	$19,594	$15,255	$(2,892)	-	$(3,801)(2)	$8,562	$(2,252)	$6,310
Available-for-sale:
Mutual fund investments	8,104	5,041	-	1,086	-	6,127	-	6,127
Agency note	22,900	22,900	-	32	-	22,932	-	22,932
Pass-through MBS issued by GSEs	164,343	164,344	-	7,023	-	171,367		171,367
Collateralized mortgage obligations ("CMOs") issued by GSEs	63,678	63,678	-	2,023	-	65,701	-	65,701
Private issuer pass through MBS	3,437	3,437	-	-	(474)	2,963	-	2,963
Private issuer CMOs	3,997	3,997	-	-	(159)	3,838	-	3,838
Total	$286,053	$278,652	$(2,892)	$10,164	$(4,434)	$281,490	$(2,252)	$279,238
(1) Amount represents the purchase amortized / historical cost less any credit-related OTTI charges recognized through earnings.
(2) Amount represents the unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on
     September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

The pooled bank trust preferred securities held-to-maturity had a weighted average term to maturity of 25.3 years at September 30, 2009.

At September 30, 2009 the agency note investments in the above table had contractual maturities as follows:

	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due in one year or less	$10,000	$10,000
Due after five years through ten years	12,900	12,932
	$22,900	$22,932

There were no sales of investment securities held-to-maturity during the nine months ended September 30, 2009 or the nine months ended September 30, 2008.  During the nine months ended September 30, 2009, proceeds from the sales of investment securities available for sale totaled $10.4 million.  A gain of $431,000 was recognized on these sales.  There were no sales of investment securities available-for-sale during the nine months ended September 30, 2008.

At September 30, 2009, MBS available-for-sale (which include pass-through MBS issued by GSEs, CMOs issued by GSEs, private issuer pass through MBS and private issuer CMOs) possessed a weighted average contractual maturity of 17.7 years and a weighted average estimated duration of 2.6 years.  There were no sales of MBS available-for-sale during either the nine months ended September 30, 2009 or the nine months ended September 30, 2008.

As of September 30, 2009, the Company owned eight securities with an aggregate remaining amortized cost of $19.6 million (based upon their purchase cost basis) that were secured primarily by the preferred debt obligations of a pool of U.S. banks (with a small portion secured by debt obligations of insurance companies). From the Company’s initial investment through September 30, 2009, four of the eight pooled trust preferred securities had paid all contractual cash flows.  Two securities are experiencing a deferral of a portion of their respective quarterly interest payment, and another two securities are experiencing a deferral of their entire quarterly interest payment.

At September 30, 2009, in management’s judgment, the credit quality of the collateral pool underlying five of the securities deteriorated to the point that full recovery of the Company’s initial investment was considered uncertain, thus resulting in recognition of an OTTI charge.  The aggregate OTTI charge recognized on these securities was $7.2 million at September 30, 2009, of which $4.3 million was determined to be attributable to credit related factors and $2.9 million was determined to be attributable to non-credit related factors. At September 30, 2009, four of the five securities had credit ratings ranging from  "CC" to "Caa1."  The fifth of these securities had credit ratings ranging from "Ba3" to "A."

A $675,000 OTTI charge was recognized on four of the trust preferred securities during the three months ended September 30, 2009, and a $4.8 million OTTI charge was recognized on five of the trust preferred securities during the nine months ended September 30, 2009.  Of this total, $556,000 and $3.4 million were recognized in earnings during the three months ended September 30, 2009 and the nine months ended September 30, 2009, respectively.

As of September 30, 2009, the Company had also recognized an OTTI charge of $3.1 million on five actively-managed equity mutual fund investments.  This OTTI charge, which was fully recognized during the three months ended March 31, 2009, reflected both the significant deterioration in the valuation of the U.S. and international equity markets at that time, as well as the extended duration of the decline.

The Company did not recognize an OTTI charge on any of its securities during the three-month or nine-month periods ended September 30, 2008, and had no cumulative OTTI charges related to its securities as of September 30, 2008.

The Company adopted ASC 320-10-65 effective January 1, 2009.  For its pooled bank trust preferred securities that were deemed to meet the OTTI criteria established under ASC 320-10-65, the Company applied the ASC 320-10-65 provisions for determining the credit related component of OTTI by discounting the expected future cash flows applicable to the securities at the effective interest rate implicit in the security at the date of acquisition by the Company.  The provisions of ASC 320-10-65 were not applicable to the equity mutual fund investments on which the Company recognized OTTI charges during the nine months ended September 30, 2009.

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's investment securities during the three-month and nine-month periods ended September 30, 2009, as well as a breakdown of the credit-related and non-credited related components of the OTTI activity during the period:

	At or for the Three Months Ended September 30, 2009			At or for the Nine Months Ended September 30, 2009
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
	(Dollars in Thousands)
Cumulative balance at the beginning of the period	$6,848	$3,253	$10,101	$3,209	$-	$3,209
Cumulative effect adjustment of adopting ASC 320-10-65	-	-	-	(2,287)	2,287	-
OTTI recognized during the period	556	119	675	6,482	1,457	7,939
Reductions and transfers to credit-related OTTI	-	(478)	(478)	-	(832)	(832)
Amortization of previously recognized OTTI	-	(2)	(2)	-	(20)	(20)
Cumulative balance at end of the period	$7,404	$2,892	$10,296	$7,404	$2,892	$10,296

The remaining aggregate amortized cost of pooled bank trust preferred securities that could be subject to future OTTI charges through earnings was $15.3 million at September 30, 2009.  Of this total, unrealized losses of $6.7 million have already been recognized as a component of accumulated other comprehensive loss.

The following table summarizes the gross unrealized losses and fair value of investment securities and MBS as of September 30, 2009, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Total		12 or More Consecutive Months of Unrealized Losses		Less than 12 Consecutive Months of Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(Dollars in thousands)
Held-to-Maturity Securities:
Pooled bank trust preferred securities (a)	$6,310	$8,945	$6,310	$8,945	$-	$-
Available-for-Sale Securities:					-	-
Private issuer pass through MBS	2,963	474	2,963	474
Private issuer CMOs	3,838	159	3,838	159	-	-
Total	$13,111	$9,578	$13,111	$9,578	$-	$-
(a) At September 30, 2009, the recorded balance of these securities was $8.6 million.  This balance reflected both the remaining unrealized loss of $3.8 million that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity) for three trust preferred securities that have not been deemed OTTI, and an unrealized loss of $2.9 million that has been recognized in accumulated other comprehensive loss that represents the non-credit component of impairment for five trust preferred securities that have been deemed OTTI.  In accordance with both ASC 320-10-35-17 and ASC 320-10-65, these unrealized losses are currently being amortized over the remaining estimated life of these securities.

None of the unrealized losses associated with the private label MBS and CMOs shown in the above table were deemed to meet the criteria for OTTI at September 30, 2009.  Of the total unrealized loss on pooled bank trust preferred securities shown in the above table, $6.1 million was deemed not to satisfy the criteria for OTTI at September 30, 2009.  The following is a summary of management's determination that the criteria for OTTI was not met for each security classification:

Trust Preferred Securities

At September 30, 2009, the Bank owned three pooled bank trust preferred securities with an amortized cost of $10.5 million that were not deemed other than temporarily impaired.  On September 1, 2008, the Company transferred these securities from its available-for-sale portfolio to its held-to-maturity portfolio.  Based upon the lack of an orderly market for these securities, management determined that a formal election to hold them to maturity was consistent with its initial investment decision.  The cumulative unrealized loss on these three securities was $6.1 million at September 30, 2009, and reflected both illiquidity in the marketplace and concerns over future bank failures.  At September 30, 2009, one of the three securities had an investment grade rating from three independent rating agencies with ratings ranging from "BB" to "A," another of the three had ratings of "B" and "Baa3," and the remaining security had ratings of "Ca" and "CC."

Despite the significant decline in market value, management believes that the unrealized losses on these securities at September 30, 2009 were temporary, and that the full value of the investments would be realized once the market dislocations have been removed, or as the securities continue to make their contractual payments of principal and interest.  In making this determination, management considered the following:

•
Based upon an internal review of the collateral backing the trust preferred securities portfolio, which accounted for current and prospective deferrals, each of the securities could reasonably be expected to continue making all contractual payments

•	The Company has the intent and ability to hold these securities until they fully recover their impairment, evidenced by the election to reclassify them to held-to-maturity in 2008
•	There was no cash or working capital requirement nor contractual or regulatory obligation that would compel the Company to sell any of these securities prior to their forecasted recovery or maturity
•	Each security has a pool of underlying issuers comprised primarily of banks
•	None of the securities have exposure to real estate investment trust issued debt (which has experienced high default rates)
•	Each security features either a mandatory auction or a de-leveraging mechanism that could result in principal repayments to the Bank prior to the stated maturity of the security
•	Each security is characterized by some level of over-collateralization
•	Two of the three securities have maintained an investment grade rating since inception

Two of the three securities have made all contractual payments since inception.  The remaining security is currently in deferral on its contractual interest payments.  The Company has elected to reverse all interest accruals on this security, and has deemed the security a non-performing asset as of September 30, 2009 (See the chart in Part I – Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Asset Quality – OREO).   Despite this deferral, a review of the collateral underlying this security at September 30, 2009, which accounted for current and prospective deferrals, indicated that it could reasonably be expected to ultimately make all of its contractual payments.  At September 30, 2009, this security had a purchase cost basis of $2.9 million and a recorded balance of $1.3 million, with the difference representing the remaining unamortized unrealized loss upon its transfer from available-for-sale to held-to-maturity on September 1, 2008.

Private Issuer Pass-Through MBS and CMOs That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At September 30, 2009, the Company owned two private label CMOs that possessed unrealized losses for 12 or more consecutive months with an amortized cost of $4.0 million and an unrealized loss of $159,000.  These securities had the highest possible credit quality rating by all independent rating agencies.  The unrealized losses on these securities have resulted from reduced marketplace liquidity, as private label MBS underwriting activity has ceased and investors exhibiting a preference for MBS issued by GSEs.  These securities were not deemed to be other than temporarily impaired at September 30, 2009 due to the following: (1) their credit quality rating remained superior; (2) the Company's investment was in the most senior tranche (or repayment pool); (3) the Company has received all contractual payments of principal and interest on these securities and anticipates receipt of all future contractual payments; (4) the Company had the intent and ability to hold the securities until the earlier of recovery or full receipt of their contractual payments; and (5) there is no known or forecasted cash or working capital requirement nor contractual or regulatory obligation that would compel the Company to sell these securities prior to their forecasted recovery or maturity.

At September 30, 2009, the Company owned one private label pass-through MBS that possessed unrealized losses for 12 or more consecutive months with an amortized cost of $3.4 million and an unrealized loss of $474,000. The Company's investment is in the most senior tranche (or repayment pool) of this security.  Despite a challenging real estate marketplace, the private label pass-through MBS has made all contractual principal and interest payments, and the contractual payments received by the Company have reduced the principal balance of this investment by approximately 25% during the twelve month period ended September 30, 2009.  The Company performed an analysis of likely potential defaults of the real estate loans underlying this security in the current economic environment, and determined that this security could reasonably be expected to continue making all contractual payments.  The Company has the intent and ability to hold this security until it fully recovers its impairment or makes all contractual payments, and there is no known or forecasted cash or working capital requirement nor contractual or regulatory obligation that would compel the Company to sell this security prior to its forecasted recovery or maturity.

11.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted ASC 820-10 on January 1, 2008.  The fair value hierarchy established under ASC 820-10 is summarized as follows:

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

The following tables present the assets that are reported on the condensed consolidated statements of financial condition at fair value as of September 30, 2009 by level within the fair value hierarchy.  As required by ASC 820-10, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured at Fair Value on a Recurring Basis
		Fair Value Measurements Using
Description	Total at September 30, 2009	Level 1	Level 2	Level 3	Losses for the Nine Months Ended September 30, 2009
	(Dollars in Thousands)
Investment securities available-for-sale	$29,059	$6,127	$22,932	$-	$3,063(1)
MBS available-for-sale	243,869	-	243,869	-	-
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

The Company's available-for-sale investment securities and MBS at September 30, 2009 were categorized as follows:

Investment Category	Percentage of Total	Valuation Level Under ASC 820-10
Pass Through MBS or CMOs issued by GSEs	86.9%	Two
Agency notes	8.4	Two
Pass Through MBS or CMOs issued by entities other than GSEs	2.5	Two
Mutual fund investments	2.2	One

The agency notes owned by the Company possessed the highest possible credit rating published by multiple established credit rating agencies as of September 30, 2009.  Obtaining a market value as of September 30, 2009 for these securities utilizing significant observable inputs as defined under ASC 820-10 was not difficult due to its continued marketplace demand.  The pass-through MBS and CMOs issued by GSEs, which comprised approximately 86.9% of the Company's total available-for-sale investment securities and MBS at September 30, 2009, all possessed the highest possible credit rating published by multiple established credit rating agencies as of September 30, 2009.  Obtaining a market value as of September 30, 2009 for these securities utilizing significant observable inputs as defined under ASC 820-10 was not difficult due to their considerable demand.  For the pass through MBS and CMOs issued by entities other than GSEs, obtaining a market value utilizing significant observable inputs as defined under ASC 820-10 was slightly more difficult due to the lack of regular trading activity as of September 30, 2009.  For these securities, the Company obtained market values from at least two credible market sources, and verified that these values were prepared utilizing significant observable inputs as defined under ASC 820-10.  In accordance with established policies and procedures, the Company utilized a midpoint value obtained as its recorded fair value for securities that were valued with significant observable inputs.

Assets Measured at Fair Value on a Non-Recurring Basis
		Fair Value Measurements Using
Description	Total at September 30, 2009	Level 1	Level 2	Level 3	Losses for the Three Months Ended September 30, 2009	Losses for the Nine Months Ended September 30, 2009
(Dollars in Thousands)
Pooled trust preferred securities(1)	$1,855	$-	$-	$1,855	$675(1)	$4,876(1)
Impaired loans	9,534	-	-	9,534	2,747(2)	3,423(2)
(1)      Amount represents the fair value of five held-to-maturity trust preferred securities that were deemed other-than temporarily impaired at September 30, 2009.  Losses represent the total OTTI recognized (credit or non-credit related) during the period.
(2)      Amount represents charge-offs recognized on these loans during the three-month and nine-month periods ended September 30, 2009, to write the outstanding principal down to the current appraised or marketed value of the underlying collateral property.

Pooled Trust Preferred Securities, Held to Maturity - At September 30, 2009, the Company owned eight pooled trust preferred securities classified as held-to-maturity.  Late in 2008, the market for these securities was deemed to be highly illiquid, and continued to be deemed as such as of September 30, 2009.  As a result, at September 30, 2009, their estimated fair value was obtained primarily using a cash flow valuation approach (Level 3 pricing as defined by ASC 820-10).  In addition, broker quotations, which were deemed to meet the criteria of "distressed sale" pricing under the guidance of ASC 820-10-65-4 were given a minor 10% weighting in the valuation of the securities at September 30, 2009.  A cash flow valuation for the eight securities performed utilizing default, cash flow and discount rate assumptions determined by the Company's management (the "Internal Cash Flow Valuation") was given a 45% weighting. This valuation considered the creditworthiness of each individual issuer underlying the collateral pools of the eight securities.  In addition, for five of the eight securities, three independent cash flow model valuations were averaged and given a 45% weighting.  For the remaining three securities, two independent cash flow valuations were available and were similarly given a 45% weighting.  The 10% weighting of broker quotes represented a change from the methodology applied at December 31, 2008 (at which time these quotes were given no weighting) and reflected the continued emphasis upon considering broker quotes set forth in ASC 820-10-65-4.

The major assumptions utilized (each of which represents significant unobservable inputs as defined in ASC 820-10) in the Internal Cash Flow Valuation were as follows:

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

Cash flows – The actual cash flows for the Company's investment tranche of each security, adjusted to assume that all estimated defaults occurred on October 1, 2009, with an estimated recovery range between 1% and 10% over the cash flow period (the remaining life of the security).

Two of the three independent cash flow model valuations were made utilizing a methodology similar to the Internal Cash Flow Valuation, differing only in the underlying assumptions deriving estimated cash flows, individual bank defaults and discount rate.  The third independent cash flow valuation was derived from a different methodology in which the actual cash flow estimate based upon the underlying collateral of the securities (including default estimates) was not considered.  Instead, this cash flow valuation was determined utilizing a discount rate determined from the Bloomberg fair market value curve for similar assets that continued to trade actively, with adjustments made for the illiquidity of the pooled trust preferred market.  Because of the significant judgment underlying each of the pricing assumptions, management elected to recognize each of the independent valuations and apply a weighting system to all of the valuations, including the Internal Cash Flow Valuation, as all of these valuations were determined utilizing a valid and objective pricing methodology.

The following is a summary of the average valuation derived on the eight securities from each of the three pricing sources considered in valuing these investments:

Source	Average Price Per $100
Broker sale quotation	$23.63
Independent cash flow valuations	32.23
Internal Cash Flow Valuation	38.83

Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at September 30, 2009 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through current appraisals, where practical, or a drive-by inspection and comparison of the collateral with similar properties in the area by either a licensed appraiser or real estate broker and adjusted as deemed necessary by management to reflect existing market conditions.  At September 30, 2009, seventeen impaired loans were carried at fair value, with their principal balance reduced to the current appraised or market value of the underlying collateral property.  Net charge-offs recognized on these impaired loans were $3.4 million during the nine months ended September 30, 2009, and were charged against the allowance for loans losses.  Total charge-offs on impaired loans, including such loans that are not carried at fair value, were $6.0 million during the nine months ended September 30, 2009.

Financial Instruments Not Actively Traded - While quoted market prices available in active trading marketplaces are generally recognized under ASC 820-10 as the best evidence of fair value of financial instruments, several of the Company's financial instruments are not bought or sold in active trading marketplaces.  Accordingly, their fair values are derived or estimated based on a variety of alternative valuation techniques.  All such fair value estimates are based on relevant market information about the financial instrument.  These estimates do not reflect any possible tax ramifications, estimated transaction costs, or potential premium or discount that could result from a one time sale of the entire holdings of a particular financial instrument.  In addition, the estimates are based on assumptions of future loss experience, current economic conditions, risk characteristics, and other such factors.  These assumptions are subjective in nature and involve inherent uncertainty.  Changes in these assumptions could significantly affect the estimates.

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

FHLBNY Capital Stock – It is not practicable to determine the fair value of FHLBNY capital stock due to restrictions placed on transferability.

Loans, Net - The fair value of loans receivable is determined by discounting anticipated future cash flows of the loans, net of anticipated prepayments, using a discount rate reflecting current market rates for loans with similar terms.  This methodology is applied to all loans, inclusive of non-accrual loans, as well as impaired loans for which a write-down to the current fair market value of the underlying collateral is not determined to be warranted.  In addition, the valuation of loans reflects the consideration of secondary market prices for loan types that have traditionally facilitated marketplace sales (over 80% of the outstanding loan portfolio).  Due to significant market dislocation, the secondary market prices were given little weighting in deriving the loan valuation at September 30, 2009.

Mortgage Servicing Rights ("MSR")- The estimated fair value of MSR is obtained through independent third party valuation, and is derived from estimates of future cash flows that incorporate estimates of assumptions utilized by market participants in determining fair value, including, but not limited to, market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, such as perception of future interest rate movements.

Deposits - The fair value of savings, money market, and checking accounts is assumed to be their carrying amount. The fair value of certificates of deposit ("CDs") is based upon the present value of contractual cash flows using current interest rates for instruments of the same remaining maturity.

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

Based upon the aforementioned valuation methodologies, the estimated carrying amount and estimated fair values of all of the Company's financial instruments were as follows:

At September 30, 2009	Carrying Amount	Fair Value
	(Dollars in Thousands)
Assets:
Cash and due from banks	$99,500	$99,500
Investment securities held to maturity (pooled trust preferred securities)	8,562	6,310
Investment securities available-for-sale	29,059	29,059
MBS available-for-sale	243,869	243,869
Loans, net	3,285,353	3,368,893
Loans held for sale1	-	-
MSR	2,977	3,243
FHLBNY capital stock	51,833	N/A
Liabilities:
Savings, money market and checking accounts	1,243,140	1,243,140
CDs	952,858	959,602
Escrow and other deposits	81,315	81,315
Securities sold under agreements to repurchase	230,000	251,539
FHLBNY advances	959,675	1,005,388
Subordinated notes payable2	25,000	25,000
Trust Preferred securities payable2	72,165	50,988
Commitments to extend credit	443	443
1 The fair value of the loans held for sale represented the actual market quote offered by the purchasing institution that was subsequently paid for the loan shortly after it was funded by the Company.
2 The fair value of these liabilities is measured by independent market quotations obtained based upon transactions occurring in the market as of the disclosure date.

12.   RETIREMENT AND POSTRETIREMENT PLANS

The Holding Company or the Bank maintains the Retirement Plan of The Dime Savings Bank of Williamsburgh (the "Employee Retirement Plan"), the Retirement Plan for Board Members of Dime Community Bancshares, Inc. (the "Outside Director Retirement Plan"), the BMP, and the Postretirement Welfare Plan of The Dime Savings Bank of Williamsburgh ("Postretirement Plan").  Net expenses associated with these plans were comprised of the following components:

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)
Service cost	$-	$29	$-	$21
Interest cost	340	76	358	65
Expected return on assets	(297)	-	(485)	-
Unrecognized past service liability	-	14	-	(7)
Amortization of unrealized loss	291	-	67	4
Net periodic (credit) cost	$334	$119	$(60)	$83

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)
Service cost	$-	$87	$-	$63
Interest cost	1,020	226	1,074	195
Expected return on assets	(890)	-	(1,455)	-
Unrecognized past service liability	-	42	-	(21)
Amortization of unrealized loss	872	-	201	12
Net periodic (credit) cost	$1,002	$355	$(180)	$249

The Company disclosed in its consolidated financial statements for the year ended December 31, 2008 that it expected to make contributions or benefit payments totaling $198,000 to the BMP, $131,000 to the Outside Director Retirement Plan, and $161,000 to the Postretirement Plan during the year ending December 31, 2009.  The Company made benefit payments of $96,000 to the Outside Director Retirement Plan during the nine months ended September 30, 2009, and expects to make an additional $32,000 of contributions or benefit payments during the remainder of 2009.  The Company made net contributions totaling $116,000 to the Postretirement Plan during the nine months ended September 30, 2009, and expects to make an additional estimated $35,000 of contributions or benefit payments during the remainder of 2009.  The Company made no contributions to the BMP during the nine months ended September 30, 2009.  The Company does not expect to make any benefit payments or contributions to the BMP during the remainder of 2009, since anticipated retirements that formed the basis for the expected benefit payments in 2009 are presently not expected to occur.

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

13.   INCOME TAXES

During the nine months ended September 30, 2009, the Company's consolidated effective tax rate, which normally approximates 37%, was reduced to 35.6% as a result of $6.5 million of recorded OTTI expense, which was partially offset by additions to income tax expense that resulted from the reconciliation to the finalization of the 2008 consolidated income tax return.  The effective tax rate was increased to 39% during the three months ended September 30, 2009 as a result of the reconciliation to the finalization of the 2008 consolidated income tax returns.  Excluding the OTTI charges and reconciliation to the 2008 income tax returns, the Company's effective tax rate approximated 37.0% during both the three-month and nine-month periods ended September 30, 2009.

During the nine-months ended September 30, 2008, the Company recorded a decline of $662,000 in income tax expense related to a reduction in its reserve for unrecognized tax benefits, as events occurring during the period resulted in the probable recognition of these benefits.  Income tax expense was further reduced in the nine months ended September 30, 2008 by adjustments of $275,000 associated with the completion of the June 30, 2007 tax returns.  Excluding these items, the Company's effective tax rate approximated 37.0% during the three-month and nine-month periods ended September 30, 2008.

14.   NET MORTGAGE BANKING INCOME

Net mortgage banking income presented in the condensed consolidated statements of operations was comprised of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Gain on the sale of loans originated for sale	$38	$802	$674	$1,021
Provision to the liability for First Loss Position	-	(1,727)	(1,403)	(2,027)
Recovery of write down of mortgage servicing asset	-	-	60	-
Mortgage banking fees	208	201	603	598
Net mortgage banking income(loss)	$246	$(724)	$(66)	$(408)

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

Executive Summary

The Holding Company’s primary business is the ownership of the Bank.  The Company’s consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings.  The Bank additionally generates non-interest income such as service charges and other fees, as well as income associated with Bank Owned Life Insurance.  Non-interest expense primarily consists of employee compensation and benefits, federal deposit insurance premiums, data processing costs, and occupancy and equipment, marketing and other operating expenses.  The Company’s consolidated results of operations are also significantly affected by general economic and competitive conditions (particularly fluctuations in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

The Bank's primary strategy is generally to seek to increase its product and service utilization for each individual depositor, and to increase its household and deposit market shares in the communities that it serves.  The Bank’s primary strategy additionally includes the origination of, and investment in, mortgage loans, with an emphasis on multifamily residential and mixed use real estate loans.  During 2008, the Company grew assets due to continued loan demand and favorable marketplace conditions surrounding the origination of multifamily residential real estate loans.  In late 2008 and during the three-month and nine-month periods ended September 30, 2009, the Company restricted asset growth due to concerns over the health of the commercial real estate markets, and the desire to preserve capital levels to accommodate these concerns.

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

The year ended December 31, 2008 and the three-month and nine-month periods ended September 30, 2009 were dominated by a global real estate and economic recession fueled by significant weakness in and/or failures of many of the world's largest financial institutions.  As a result, the Bank recognized higher credit costs on portfolio loans and OTTI on investment securities during the three-month and nine-month periods ended September 30, 2009 than the corresponding periods of 2008. However, historically high dislocations in credit markets caused origination spreads from the benchmark origination interest rate to increase significantly during the year ended December 31, 2008 and the three-month and nine-month periods ended September 30, 2009.  This increase, coupled with a reduction in benchmark short-term interest rates by the Federal Open Market Committee ("FOMC") (which significantly impact the pricing of the Bank's retail deposits), favorably impacted the Company's net interest spread and net interest margin during the three-month and nine-month periods ended September 30, 2009 compared to the corresponding periods of 2008.

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

Temporary Liquidity Guarantee Program

On November 21, 2008, the Federal Deposit Insurance Corporation ("FDIC") adopted the Temporary Liquidity Guarantee Program (“TLGP”) pursuant to its authority to prevent “systematic risk” in the U.S banking system. It was adopted as an initiative to counter the system-wide crisis in the nation’s financial sector.  Under the TLGP, the FDIC guaranteed certain senior unsecured debt issued by participating institutions before October 31, 2009 and maturing on or before December 31, 2012.  On October 20, 2009, the FDIC established a limited, six-month emergency guarantee facility upon expiration of the TLGP.  Under this emergency guarantee facility, certain participating entities can apply to the FDIC for permission to issue FDIC-guaranteed debt during the period October 31, 2009 through April 30, 2010.  In addition, the FDIC will fully insure non-interest bearing transaction deposit accounts held at participating

FDIC-insured institutions through June 30, 2010.  The Company elected not to participate in the TLGP.

It is unclear what impact the current existence and phase out of the EESA, TARP Capital Purchase Program, TLGP, other previously announced liquidity and funding initiatives of the Federal Reserve and other agencies, and any additional programs that may be initiated in the future will have on the financial markets and the other difficulties described above, including the current levels of volatility and limited credit availability, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further negative effects could have an adverse impact on the Company and its business.

Proposed Financial Regulatory Reforms

On June 17, 2009, President Obama and the Treasury announced a financial regulatory reform white paper in which they proposed several reforms to the existing financial services regulatory structure.  Among other matters, the plan would create a new consumer protection agency and authorize greater powers for the Federal Reserve Board.  The House and Senate are expected to consider competing proposals over the coming years.  On October 22, 2009, the House Financial Services Committee approved legislation to create a Consumer Financial Protection Agency which would have the power to write new consumer protection rules.  It is currently unclear how new legislation could limit the Company’s operations.

In addition, there can be no assurance that the financial stability plan proposed by Treasury, the other proposals under consideration or any other legislation or regulatory initiatives will be effective at dealing with the ongoing economic crisis and improving economic conditions globally, nationally or in the Company's markets, or that the measures adopted will not have adverse consequences.

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

Based upon the Bank's insured deposit balances at September 30, 2009, the Bank estimated that its total assessments will range between 15 and 17 basis points (not including special assessments and the proposed prepayment described below) during the year ending December 31, 2009.  The adopted increases in assessments will result in total pre-tax assessment expense of approximately $3.5 million to $4.0 million during 2009.  In addition, the Bank recognized a special assessment of $1.8 million during the quarter ended June 30, 2009, representing 0.05% of the Bank's total assets (net of Tier 1 capital) at June 30, 2009.  On September 29, 2009, the FDIC amended its plan for returning the Deposit Insurance Fund (“DIF”) to its statutorily mandated minimum reserve ratio within eight years.  Under the amended plan, the FDIC increased assessment rates by a uniform three basis points effective January 1, 2011 and will not impose additional special assessments in 2009.  In conjunction with the amended plan, the FDIC proposed a rule that would require insured institutions to prepay their estimated quarterly assessments through December 31, 2012 to strengthen the cash position of the DIF.  The proposed rule would require the cash prepayment on December 30, 2009.  The Bank estimates that its prepayment would be approximately $14.1 million.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2009	2008	2009	2008
Performance and Other Selected Ratios:
Return on Average Assets	0.85%	0.88%	0.60%	0.83%
Return on Average Stockholders' Equity	11.66	12.20	8.55	11.18
Stockholders' Equity to Total Assets	7.41	7.21	7.41	7.21
Tangible Equity to Total Tangible Assets (1)	6.23	6.08	6.23	6.08
Loans to Deposits at End of Period	150.53	152.27	150.53	152.27
Loans to Earning Assets at End of Period	90.83	89.13	90.76	89.13
Net Interest Spread	2.91	2.52	2.55	2.31
Net Interest Margin	3.11	2.77	2.80	2.59
Average Interest Earning Assets to Average Interest Bearing Liabilities	108.95	108.80	108.72	108.78
Non-Interest Expense to Average Assets	1.39	1.36	1.42	1.37
Efficiency Ratio	43.13	48.08	49.82	51.05
Effective Tax Rate	39.06	37.43	35.57	34.69
Dividend Payout Ratio	56.00	56.00	76.36	60.87
Average Tangible Equity (1)	$236,680	$227,454	$234,538	$221,614
Per Share Data:
Reported EPS (Diluted)	$0.25	$0.25	$0.55	$0.69
Cash Dividends Paid Per Share	0.14	0.14	0.42	0.42
Stated Book Value	8.42	8.08	8.42	8.08
Tangible Book Value (1)	6.97	6.75	6.97	6.75
Asset Quality Summary:
Net Charge-offs	$3,619	$(26)	$6,023	234
Non-performing Loans	14,162	6,440	14,162	6,440
Non-performing Loans/Total Loans	0.43%	0.20%	0.43%	0.20%
Non-performing Assets	$16,090	6,440	$16,090	6,440
Non-performing Assets/Total Assets	0.41%	0.17	0.41%	0.17
Allowance for Loan Loss/Total Loans	0.61	0.52	0.61	0.52
Allowance for Loan Loss/Non-performing Loans	143.07	256.97	143.07	256.97
Regulatory Capital Ratios (Bank Only):
Tangible Capital	8.03%	7.87%	8.03%	7.87%
Leverage Capital	8.03	7.87	8.03	7.87
Tier 1 Risk-based Capital	10.97	10.94	10.97	10.94
Total Risk-based Capital	11.73	11.43	11.73	11.43
Earnings to Fixed Charges Ratios (2)
Including Interest on Deposits	1.57x	1.48x	1.36x	1.42x
Excluding Interest on Deposits	1.93	1.89	1.66	1.92
(1) Tangible Equity is a non-GAAP measure.  Please refer to Note 19 of the Company's financial statements contained within in its Annual Report on Form 10-K for the year ended December 31, 2008 for a reconciliation of GAAP Stockholders' Equity and Tangible Equity.
(2) Please refer to Exhibit 12.1 for further detail on the calculation of these ratios.

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

               The Bank's loan loss reserve methodology consists of several components, including a review of the two elements of its loan portfolio: problem loans (i.e., classified loans and impaired loans under ASC 310-10-35), and performing loans.  The Bank applied the process of determining the allowance for loan losses consistently throughout the three-month and nine-month periods ended September 30, 2009 and 2008.

Performing Loans

At September 30, 2009, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio.  Performing loans are reviewed at least quarterly based upon the premise that there are losses inherent within the loan portfolio that have not been identified as of the review date.  The Bank thus calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage and applying it to its performing loans.  In deriving the expected loan loss percentage, the Bank generally considers, among others, the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multifamily residential, commercial real estate, cooperative apartment, construction and land acquisition or consumer); both the current condition and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data to derive the expected loan loss percentages); the level of, and trend in, non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by real estate located in the NYC metropolitan area), or specific industry conditions within the portfolio segments.  Since these criteria affect the expected loan loss percentages that are applied to performing loans, changes in any of them may affect the amounts of the allowance and the provision for loan losses.  During the nine months ended September 30, 2009, the Bank increased the impact of the current condition of the overall local real estate marketplace and reduced the impact of the level and composition of new loan activity (the competitive lending landscape) in deriving the expected loss percentages applied to performing loans.  Otherwise, the remaining factors utilized in deriving the expected loss percentages applied to performing loans remained unchanged from both September 30, 2008 and December 31, 2008.

Problem Loans

(i) Classified Loans.  OTS regulations and Bank policy require that loans possessing certain weaknesses be classified as Substandard, Doubtful or Loss assets.  Assets that do not expose the Bank to risk sufficient to justify classification in one of these categories, however, which possess potential weaknesses that deserve management's attention, are designated Special Mention.  Loans classified as Special Mention, Substandard or Doubtful are reviewed individually on a quarterly basis by the Bank's Loan Loss Reserve Committee to determine the level of possible loss, if any, that should be provided for within the Bank's allowance for loan losses.

The Bank's policy is to charge-off immediately all balances classified as Loss and record a reduction of the allowance for loan losses for the full amount of the loss.  The Bank applied this process consistently throughout the three-month and nine-month periods ended September 30, 2009 and 2008.

(ii) Impaired Loans.  Under the guidance established by ASC 310-10-35, loans determined to be impaired (i.e., loans where it is probable that all contractual amounts due will not be collected in accordance with the terms of the loan; generally, non-accrual one- to four-family loans in excess of $625,500 and non-accrual and troubled-debt restructured multifamily residential and commercial real estate loans) are evaluated at least quarterly in order to establish impairment.  For each loan that the Bank determines to be impaired, impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimated fair value of the collateral.  A specific reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses.   (See "Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations – Asset Quality – Impaired Loans" for a discussion of impaired loans).

Non-accrual one- to four-family loans of $625,500 or less are not required to be evaluated individually for impairment, and are classified as Substandard, Doubtful or Loss, and reviewed and reserved for or recorded in the manner discussed above for loans of such classification.

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

Valuation of MSR. The cost of mortgage loans sold with servicing rights retained by the Bank is allocated between the loans and the servicing rights based on their estimated fair values at the time of the loan sale. In accordance with GAAP, MSR are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, anticipated net servicing income.   In accordance with ASC 860-50-35, all separately recognized MSR are required to be initially measured at fair value, if practicable.  The estimated fair value of MSR is determined by calculating the present value of estimated future net servicing cash flows, using estimated prepayment, default, servicing cost and discount rate assumptions.  All estimates and assumptions utilized in the valuation of MSR are derived based upon actual historical results for the Bank, or, in the absence of such data, from historical results for the Bank's peers.

The fair value of MSR is sensitive to changes in assumptions.  Fluctuations in prepayment speed assumptions have the most significant impact on the estimated fair value of MSR.  In the event that actual loan prepayments exceed the assumed amount (generally due to increased loan refinancing), the fair value of MSR would likely decline.  In the event that actual loan prepayments fall below the assumed amount (generally due to a decline in loan refinancing), the fair value of MSR would likely increase.  Any measurement of the value of MSR is limited by the existing conditions and assumptions utilized at a particular point in time, and would not necessarily be appropriate if applied at a different point in time.

Assumptions utilized in measuring the fair value of MSR for the purpose of evaluating impairment additionally include the stratification based on predominant risk characteristics of the underlying loans. Increases in the risk characteristics of the underlying loans from the assumptions would result in a decline in the fair value of the MSR.  A valuation allowance is established in the event the recorded value of an individual stratum exceeds its fair value for the full amount of the difference.

Asset Impairment Adjustments.  Certain assets are carried in the Company's consolidated statements of financial condition at fair value or at the lower of cost or fair value.

Goodwill Impairment Analysis.  As of September 30, 2009, the Company had goodwill totaling $55.6 million, which is accounted for in accordance with ASC 805-10.  ASC 805-10 requires performance of an annual impairment test at the reporting unit level.  Management annually performs analyses to test for impairment of goodwill.  In the event that an impairment of goodwill is determined to exist, it is recognized as a charge to earnings.

The Company identified a single reporting unit for purposes of its goodwill impairment testing, and thus performs its impairment test on a consolidated basis.  The impairment test has two potential stages.  In the initial stage, the Holding Company's market capitalization (reporting unit fair value) is compared to its outstanding equity (reporting unit carrying value).  The Company utilizes closing price data for the Holding Company's common stock as reported on the Nasdaq National Market in order to compute market capitalization. The Company has designated the last day of its fiscal year as the annual date for impairment testing. The Company performed its annual impairment test as of December 31, 2008 and concluded that no potential impairment of goodwill existed since the fair value of the Company's reporting unit exceeded its carrying value.  However, subsequent to December 31, 2008, the price of the Holding Company's common stock, on occasion, declined to such a level that its total market capitalization fell below its consolidated stockholders' equity.  As a result, the Company performed goodwill impairment tests periodically during the nine months ended September 30, 2009 and concluded, in each instance, that no impairment of goodwill existed.  The most recent of these tests was performed as of September 30, 2009.  No events or circumstances have changed subsequent to September 30, 2009 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or changes in circumstances would require the immediate performance of an impairment test in accordance with ASC 805-10.

Valuation of Financial Instruments and Analysis of OTTI Related to Investment Securities and MBS.  Debt securities are classified as held-to-maturity, and carried at amortized cost, only if the Company has a positive intent and ability to hold them to maturity.

At September 30, 2009, the Company owned eight pooled trust preferred securities classified as held-to-maturity.  Late in 2008, the market for these securities was deemed to be highly illiquid, and continued to be deemed as such as of September 30, 2009.  As a result, at September 30, 2009, their estimated fair value was obtained primarily using a cash flow valuation approach (Level 3 pricing as defined by ASC 820-10).  In addition, broker quotations, which were deemed to meet the criteria of "distressed sale" pricing under the guidance of ASC 820-10-65-4, were given a minor 10% weighting in the valuation of the securities at September 30, 2009.  The "Internal Cash Flow Valuation was given a 45% weighting.  In addition, for five of the eight securities, three independent cash flow model valuations were averaged and given a 45% weighting.  For the remaining three securities, two independent cash flow valuations were available and were similarly given a 45% weighting.  The 10% weighting of broker quotes represented a change from the methodology applied at December 31, 2008 (at which time these quotes were given no weighting) and reflected the continued emphasis upon considering broker quotes set forth in ASC 820-10-65-4.  See Note 11 to the condensed consolidated financial statements for a detailed discussion of the Internal Cash Flow Valuation and the independent cash flow model valuations.

Debt securities that are not classified as held-to-maturity, along with all equity securities, are classified as available-for-sale.  The Company owned no securities classified as trading securities during the three-month and nine-month periods ended September 30, 2009 and 2008.  Available-for-sale debt and equity securities that have readily determinable fair values are carried at fair value.  All of the Company's available-for-sale securities at September 30, 2009 had readily determinable fair values, which were based on published or securities dealers' market values.

The Company conducts a periodic review and evaluation of its securities portfolio, taking into account the severity and duration of each unrealized loss, as well as management's intent and ability to hold the security until the unrealized loss is substantially eliminated, in order to determine if a decline in market value of any security below its carrying value is either temporary or other than temporary.  Unrealized losses on held-to-maturity securities that are deemed temporary are disclosed but not recognized.  Unrealized losses on debt or equity securities available-for-sale that are deemed temporary are excluded from net income and reported net of deferred taxes as other comprehensive income or loss.  All unrealized losses that are deemed other than temporary on either available-for-sale or held-to-maturity securities are recognized immediately as a reduction of the carrying amount of the security, with a corresponding decline in either net income or accumulated other comprehensive income or loss in accordance with ASC 320-10-65.  During the three months ended September 30, 2009, unrealized losses of $675,000 were deemed other than temporary associated with four held-to-maturity pooled trust preferred securities.  During the nine months ended September 30, 2009, unrealized losses of $7.9 million were deemed other than temporary associated with five held-to-maturity pooled trust preferred securities and five available-for-sale equity mutual fund investments.  No OTTI was recognized in the Company's securities portfolio during the three-month or nine-month periods ended September 30, 2008.  Net unrealized holding gains on securities were $7.3 million at September 30, 2009, net of $2.3 million of unamortized unrealized holding losses on securities that were transferred from available-for-sale to held-to-maturity on September 1, 2008.  Unrealized holding losses totaled $13.2 million at September 30, 2008.

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

Accrual of interest is generally discontinued on loans that have missed three consecutive monthly payments, at which time the Bank reverses all previously accrued interest.  Payments on non-accrual loans are generally applied initially to principal.  Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the outstanding principal balance (including any outstanding advances related to the loan) and accrued interest. Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least 6 months.

Accounting for Defined Benefit Plans.  Defined benefit plans are accounted for in accordance with ASC 715.  ASC 715 requires an employer sponsoring a single employer defined benefit plan to recognize the funded status of a benefit plan in its statements of financial condition, measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation.  The Company utilizes the services of trained actuaries employed at an independent benefits plan administration entity in order to assist in measuring the funded status of its defined benefit plans.

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

The Bank's primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security maturities, advances from the FHLBNY, and securities sold under agreement to repurchase ("REPOS") entered into with various financial institutions, including the FHLBNY.  The Bank also sells selected multifamily residential, mixed use and one- to four-family residential real estate loans to private sector secondary market purchasers and has in the past sold such loans to FNMA .  The Company may additionally issue debt under appropriate circumstances.  Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

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

Retail branch and internet banking deposits decreased $64.1 million during the nine months ended September 30, 2009, compared to a decline of $82.2 million during the nine months ended September 30, 2008. During the nine months ended September 30, 2009, CDs declined $200.3 million and were partially offset by an increase of $136.3 million in core deposits (i.e., non-CDs).  During this period, the Bank did not replace maturing promotional CDs gathered in late 2008 in an effort to both improve its overall funding costs and limit undesired balance sheet growth.  The aforementioned increase in core deposits during the nine months ended September 30, 2009 occurred as deposit pricing pressure diminished in the Bank's marketplace and the Bank experienced an unusually large inflow of money market and checking deposits from commercial customers during the period.   During the nine months ended September 30, 2008, money market deposits declined $83.2 million and CDs declined $37.0 million, as beneficial rates on FHLBNY advances prompted management to utilize them as the primary funding source for balance sheet growth, and limit aggressive efforts to retain both money markets and  maturing CDs.  Partially offsetting the decline in money markets and CDs was an increase of $39.7 million in total interest bearing checking accounts during the period, resulting primarily from the continued success of the interest bearing "Prime Dime" checking account launched during the second half of 2007.

During the nine months ended September 30, 2009, principal repayments totaled $249.7 million on real estate loans and $63.8 million on MBS.  During the nine months ended September 30, 2008, principal repayments totaled $392.6 million on real estate loans and $35.9 million on MBS. The decline in principal repayments on loans related to decreased borrower refinance activities, reflecting declining local real estate prices and more difficult refinancing conditions.  The increase in principal paydowns on MBS resulted from lower marketplace interest rates during 2009 that helped stimulate additional payment activity on the real estate loans underlying these securities (one- to four-family residential real estate loans located throughout America).  The Company does not presently believe that its future levels of principal repayments will be materially impacted by problems currently experienced in the residential mortgage market. See "Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality" for a further discussion of the Bank's asset quality.

From December 2002 through February 2009, the Bank originated and sold multifamily residential and mixed use mortgage loans in the secondary market to FNMA while retaining servicing and generating fee income while it services the loans. The Bank underwrote these loans using its customary underwriting standards, funded the loans, and sold them to FNMA at agreed upon pricing.  Typically, the Bank sought to sell loans with terms to maturity or repricing in excess of seven years from the origination date since it did not desire to retain such loans in portfolio as a result of their heightened interest rate risk.  Under the terms of the sales program, the Bank retains the First Loss Position on these sold loans. Once established, such amount continued to increase as long as the Bank sold loans to FNMA under the program.  The Bank retains this exposure until the portfolio of loans sold to FNMA is satisfied in its entirety or the Bank funds claims by FNMA for the maximum loss exposure.  During the nine months ended September 30, 2008, the Bank sold FNMA $27.0 million of loans pursuant to this program.

In addition, the Bank sold 80% participations in portfolio multifamily loans totaling $100.0 million and $113.3 million to a third-party financial institution during the nine months ended September 30, 2009 and 2008, respectively.  All of these loans remain fully serviced by the Bank, and were sold at par and without recourse, with a gain recognized for the value of the net servicing rights associated with the loans.  Loan sales to third-party financial institutions may be utilized in the future by the Bank.

During the nine months ended September 30, 2009, the Company reduced its FHLBNY advances by $60.0 million, as it elected to utilize liquidity from deposit inflows to reduce its overall borrowing level during the period.   During the nine months ended September 30, 2008, the Company increased its REPO borrowings by $74.9 million and FHLBNY advances by $303.2 million, respectively.  These borrowings were added in order to fund purchases of investment securities and MBS during the period.  Contained within the added REPO borrowings and FHLBNY advances were interest rate caps that provide a significant benefit to their average cost in the event of an increase in short-term interest rates.

In the event that the Bank should require funds beyond its ability to generate them internally, an additional source of funds is available through use of its borrowing line at the FHLBNY.  At September 30, 2009, the Bank had an additional potential borrowing capacity of $403.5 million available provided it owned the minimum required level of FHLBNY common stock (i.e., 4.5% of its outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by its primary regulator, The Office of Thrift Supervision (the "OTS"), which, as a general matter, are based on the amount and composition of an institution's assets. At September 30, 2009, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury and the payment of quarterly cash dividends to shareholders of the Holding Company's common stock.  During the nine months ended September 30, 2009 and 2008, real estate loan originations totaled $342.1 million and $856.7 million, respectively.  Purchases of investment securities (excluding short-term investments and federal funds sold) were $22.0 million during the nine months ended September 30, 2009.  Purchases of MBS totaled $188.3 million during the nine months ended September 30, 2008, and there were no purchases of investment securities during the nine months ended September 30, 2008.  The decrease in real estate loan originations and the aggregate level of investment security and MBS purchases resulted from management's election to curb asset growth during the nine months ended September 30, 2009, and thus: (i) focus lending activities primarily upon retaining existing loans that were nearing contractual repricing; and (ii) retain an unusually high level of liquidity in order to maintain balance sheet flexibility during the remainder of 2009, especially in the event deposit balances decline as a result of their historically low offering rates.

The Holding Company did not repurchase any shares of its common stock during the nine months ended September 30, 2009.  As of September 30, 2009, up to 1,124,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $11.43 per share closing price of its common stock as of September 30, 2009, the Holding Company would utilize $12.9 million in order to purchase all of the remaining authorized shares.  For the Holding Company to complete these share purchases, it would likely require dividend distributions from the Bank.

During the nine months ended September 30, 2009, the Company paid $13.9 million in cash dividends on its common stock, up from $13.7 million during the nine months ended September 30, 2008, reflecting an increase of 216,256 in issued and outstanding shares from September 30, 2008 to September 30, 2009.

Contractual Obligations

The Bank is obligated for rental payments under leases on certain of its branches and equipment and for minimum monthly payments under its data systems contract.   The Bank generally has outstanding at any time significant borrowings in the form of FHLBNY advances and/or REPOS, and the Holding Company has an outstanding $25.0 million non-callable subordinated note payable due to mature in 2010, and $72.2 million of trust preferred borrowings from third parties due to mature in April 2034, which are callable at any time after April 2009.  The Holding Company does not currently intend to call this debt.  None of these contractual obligations have changed materially since December 31, 2008.  The Company additionally had a reserve recorded related to unrecognized income tax benefits totaling $1.1 million at September 30, 2009.  The facts and circumstances surrounding this obligation have not changed materially since December 31, 2008.  Please refer to Note 14 to the Company's consolidated audited financial statements for the year ended December 31, 2008 for a further discussion of the unrecognized income tax benefits.

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

In addition, as part of its loan origination business, the Bank generally has outstanding commitments to extend credit to third parties, which are granted pursuant to its regular underwriting standards.  Since many of these loan commitments expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.  The following table presents off-balance sheet arrangements as of September 30, 2009:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$57,268	$-	$-	$-	$57,268
Other loan commitments (1)	52,540	-	-	-	52,540
Other Commitments:
First Loss Position on loans sold to FNMA (1)	21,865	-	-	-	21,865
Total Commitments	$131,673	$-	$-	$-	$131,673

(1) In accordance with the requirements of both ASC 450-20-25 and ASC 460-10-25, as of September 30, 2009, reserves on loan commitments and the liability for the First Loss Position on loans sold to FNMA were $403,000 and $3.3 million, respectively, and were recorded in other liabilities in the Company's condensed consolidated statements of financial condition.

Asset Quality

General

At both September 30, 2009 and December 31, 2008, the Company had neither whole loans nor loans underlying MBS that would be considered subprime loans, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Note 10 to the condensed consolidated financial statements for a discussion of impaired investment securities and MBS.

Monitoring and Collection of Delinquent Loans

Management of the Bank reviews delinquent loans on a monthly basis and reports to its Board of Directors regarding the status of all non-performing and otherwise delinquent loans in the Bank's portfolio.

The Bank's loan servicing policies and procedures require that an automated late notice be sent to a delinquent borrower as soon as possible after a payment is ten days late in the case of multifamily residential or commercial real estate loans, or fifteen days late in connection with one- to four-family or consumer loans.  A second letter is sent to the borrower if payment has not been received within 30 days of the due date.  Thereafter, periodic letters are mailed and phone calls are placed to the borrower until payment is received.  When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain the full payment due or negotiate a repayment schedule with the borrower to avoid foreclosure.

Accrual of interest is generally discontinued on loans that have missed three consecutive monthly payments, at which time the Bank reverses all previously accrued interest.  Payments on non-accrual loans are generally applied initially to principal.  Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the outstanding principal balance (including any outstanding advances related to the loan) and accrued interest. Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least 6 months.

Generally, the Bank initiates foreclosure proceedings when a loan enters non-accrual status.  At some point during foreclosure proceedings, the Bank procures current appraisal information in order to prepare an estimate of the fair value of the underlying collateral.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is generally sold.  It is the Bank's general policy to dispose of non-accrual loans and OREO properties as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating circumstances.

Non-accrual Loans

Within the Bank's portfolio, non-accrual loans totaled $14.2 million and $7.4 million at September 30, 2009 and December 31, 2008, respectively.  During the nine months ended September 30, 2009, twenty-one loans totaling $11.4 million were added to non-accrual status.  Partially offsetting this increase were seven loans totaling $3.6 million that were removed from non-accrual status as they were satisfied during the period, and two non-accrual loans totaling $851,000 that were transferred to OREO.  The difficulties experienced in both the national real estate and financial services marketplaces combined to adversely impact the metropolitan NYC area multifamily and commercial real estate markets during the three-month and nine-month periods ended September 30, 2009.

Included in the increase in both the number and aggregate balance of non-accrual loans during the nine months ended September 30, 2009 was the addition of one significant problem borrower relationship.  The majority of outstanding problem loans with this borrower are held in the pool of loans serviced for FNMA.  See "Problem Loans Serviced for Other Financial Institutions That are Subject to the First Loss Position" commencing on page 33 for a further discussion of this relationship.  Otherwise, both the increase in non-performing loans during the nine months ended September 30, 2009 as well as the aggregate balance of non-performing loans at September 30, 2009 related primarily to several small credit relationships.

Impaired Loans

A loan is considered impaired when it is probable that all contractual amounts due will not be collected in accordance with the terms of the loan. A loan is not deemed impaired, even during a period of delayed payment by the borrower, if the Bank ultimately expects to collect all amounts due, including interest accrued at the contractual rate.  Generally, the Bank considers non-accrual and troubled-debt restructured multifamily residential and commercial real estate loans, along with non-accrual one- to four-family loans exceeding $625,500, to be impaired. Non-accrual one-to four-family loans of $625,500 or less, as well as all consumer loans, are considered homogeneous loan pools and are not required to be evaluated individually for impairment.  Impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimated fair value of the collateral.  A reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses. The recorded investment in loans deemed impaired was approximately $16.1 million, consisting of twenty-six loans, at September 30, 2009, compared to $8.9 million, consisting of fifteen loans, at December 31, 2008.  During the nine months ended September 30, 2009, twenty-one loans totaling $12.1 million were added to impaired status, while ten loans totaling $4.8 million were removed from impaired status.  Of the $4.8 million removed from impaired status, $1.9 million represented a satisfaction that occurred during the period, and the remainder represented loans that were no longer deemed impaired due primarily to their continued performance in accordance with their contractual terms.  During the nine months ended September 30, 2008, six loans totaling $4.5 million were added to impaired status, which were partially offset by the transfer of two impaired loans totaling $1.0 million from loans to OREO, and the satisfaction of two impaired loans totaling $876,000 during the same period. At September 30, 2009, total impaired loans exceeded total non-accrual loans by $1.9 million due to one troubled-debt restructured loan with a balance of $1.0 million that was deemed impaired at September 30, 2009, and two additional loans totaling $1.9 million that were near 90 days delinquent at September 30, 2009 and were deemed impaired despite being on accrual status.  The impaired loans that remained on accrual status were partially offset by six non-accrual loans totaling $928,000 which, while on non-accrual status, were not deemed impaired since they were either one- to four-family loans with individual outstanding balances of $625,500 or less or consumer loans.

Troubled-Debt Restructurings

Under GAAP, the Bank is required to account for certain loan modifications or restructurings as ''troubled-debt restructurings.'' In general, the modification or restructuring of a loan constitutes a troubled-debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Current OTS regulations require that troubled-debt restructurings remain classified as such until the loan is either repaid or returns to its original terms.  The Bank had one loan with an outstanding principal balance of $1.0 million classified as a troubled-debt restructuring at September 30, 2009.  This previously non-accrual loan was restructured in December 2008, has fully complied with the provisions of the restructuring since inception, and was therefore reclassified from a non-accrual loan to an accrual status troubled debt restructured loan during the nine months ended September 30, 2009. The Bank had no loans classified as troubled debt restructurings at December 31, 2008.

OREO

 Property acquired by the Bank as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure is classified as OREO and recorded at the lower of the recorded investment in the related loan or the fair value of the property on the date of acquisition, with any resulting write down charged to the allowance for loan losses and any disposition expenses charged to expense. The Bank obtains a current appraisal on OREO as soon as practicable after it takes possession and generally reassesses the value at least annually thereafter.  The Bank owned two OREO properties with an aggregate recorded balance of $168,000 at September 30, 2009.  At December 31, 2008, the Bank owned one OREO property with a recorded balance of $300,000.  This property was sold in April 2009, and the Bank recognized a loss of $92,000 on the sale.

The following table sets forth information regarding non-accrual loans, OREO, and non-performing investment securities at the dates indicated:

	At September 30, 2009	At December 31, 2008
	(Dollars in Thousands)
Non-accrual loans
One- to four-family	$371	$566
Multifamily residential	8,495	776
Commercial real estate	2,739	3,439
Mixed Use	2,525	2,590
Cooperative apartment	26	26
Other	6	5
Total non-accrual loans	14,162	7,402
OREO	168	300
Non-performing investment securities	1,760	-
Total non-performing assets	16,090	7,702
Ratios:
Total non-accrual loans to total loans	0.43%	0.22%
Total non-performing assets to total assets	0.41	0.19

Other Potential Problem Loans

The Bank had a total of 22 real estate loans, totaling $11.3 million, delinquent between 30 and 89 days at September 30, 2009, compared to 8 such loans, totaling $5.2 million, at December 31, 2008.   The growth in the dollar amount delinquent 30 to 89 days from resulted primarily from a net increase of $6.2 million of 30 to 89 day delinquent real estate loans during the period.  The 30 to 89 day delinquent levels fluctuate monthly, and are generally considered a less accurate indicator of credit quality trends than non-accrual loans.  However, given the challenges facing the NYC area real estate market at September 30, 2009, it is anticipated that these delinquencies will remain above their December 31, 2008 level for the foreseeable future.

Problem Loans Serviced for FNMA That are Subject to the First Loss Position

The Bank services a pool of multifamily loans sold to FNMA with an outstanding principal balance of $450.2 million at September 30, 2009.  This pool was subject to the First Loss Position totaling $21.9 million at September 30, 2009.  Within this pool of loans, five loans totaling $14.2 million were 90 days or more delinquent in payments at September 30, 2009.  The Bank has further identified an additional $2.0 million of delinquent potential problem loans within the pool.  The five 90 day or more delinquent loans are held by one borrower.  On all of the problem loans serviced for FNMA, the Bank is seeking various potential remedies including restructuring and loan sale.  Under the terms of the servicing agreement with FNMA, the Bank is obligated to fund FNMA all monthly principal and interest payments under the original terms of the loans until the earlier of the following events: (i) the Bank re-acquires the loan from FNMA; or (ii) the loans have either been fully satisfied or enter OREO status.  The Bank is additionally required to indemnify FNMA for any further losses (as defined in the sale agreement) in connection with the FNMA-serviced portfolio until the earlier of either (i) or (ii).  (See Note 9 to the condensed consolidated financial statements).  Under the terms of the contractual agreement with FNMA, the aggregate loss of principal and/or interest incurred by the Bank on this pool of serviced loans cannot exceed the total First Loss Position.  The Bank has previously repurchased, and may continue to repurchase, loans sold to FNMA with recourse exposure that become over 90 days delinquent subsequent to the sale.  Such repurchases are typically performed in order to terminate monthly interest payments to FNMA and/or to expedite resolution of the loan.

The borrower owning the properties securing the five 90 or more day delinquent loans totaling $14.2 million at September 30, 2009 additionally has 90 or more day delinquent second mortgages on the each of the five properties underlying the first mortgages.  These second mortgages are fully owned by the Bank and are included in the Bank's non-accrual loan balance at September 30, 2009.  The collateral underlying these first and second mortgages are five multifamily residential properties located in East Orange, New Jersey.

Commercial Real Estate Loans

As of September 30, 2009, of its $3.3 billion total loan portfolio, the Bank had 265 loans, totaling $483.7 million, fully secured by commercial real estate ("CRE") properties, with an average loan size of $1.8 million.  The largest ten of these loans totaled $108.8 million, of which $54.1million of loan balances were secured by office buildings and $54.7 million of loan balances were secured by retail stores.  At September 30, 2009, the two largest CRE loans were a $15.0 million loan originated in May 2005 secured by a three-story retail building located in Manhattan, and a $13.7 million loan originated in June 2009 secured by a multi-tenanted shopping center in Queens, New York.  Of the 10 largest CRE loans at September 30, 2009, $45.7 million were located in Manhattan, New York, $17.9 million were located in New Jersey, $13.7 million were located in Queens, New York, and the remainder were located within the NYC metropolitan area.  Excluding the 10 largest loans, the remaining CRE portfolio of 255 loans consisted primarily of office and retail space, and had an average loan size approximating $1.5 million at September 30, 2009.

Largest Individual Borrowers

The Bank's largest aggregate amount of loans to one borrower was $40.9 million at September 30, 2009.  The loans to this borrower were secured by several mixed use buildings located in Manhattan, New York, containing, in aggregate, 505 residential and 12 commercial units.  The Bank's second largest individual borrower had outstanding loans totaling $37.0 million at September 30, 2009.  These loans were secured by three mixed use buildings located in Queens, New York, containing, in aggregate, 204 residential and 6 commercial units.  All loans to these borrowers were fully performing in accordance with their contractual terms at September 30, 2009.

Allowance for Loan Losses and Reserve Liability on Loan Origination Commitments

Management's quarterly evaluation of the loan loss reserves takes into account not only performance of the current loan portfolio, but also general credit conditions and volume of new business, in determining the timing and amount of any future loan loss provisions.

The allowance for loan losses was $20.3 million at September 30, 2009, up from $17.5 million at December 31, 2008.  In addition, the Bank had a reserve liability related to loan origination commitments (recorded in other liabilities) that totaled $403,000 at September 30, 2009 and $572,000 at December 31, 2008.  During the nine months ended September 30, 2009, the Bank recorded a provision of $8.7 million to its allowance for loan losses in order to provide for additional inherent losses in the portfolio and loans committed for funding at period end.  During the same period, the Bank also recorded net charge-offs of approximately $6.0 million against its allowance for loan losses (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Loan Losses" for a further discussion).

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Assets.  Assets totaled $3.91 billion at September 30, 2009, a decline of $147.9 million from total assets of $4.06 billion at December 31, 2008.

Cash and due from banks declined $111.5 million during the period.  During the first six months of 2009, the Company elected to hold cash inflows from deposits gathered in late 2008 highly liquid in order to provide greater balance sheet flexibility.  During the three months ended September 30, 2009, the Company utilized a substantial portion of these liquid funds in order to fund CD outflows during the period, resulting in a significant decline in their period-end balance from December 31, 2008 to September 30, 2009.  In addition, MBS available-for-sale declined $57.5 million during the period as principal repayments of $63.8 million on these securities were partially offset by an increase of $6.8 million in their market valuation during the nine months ended September 30, 2009.

Portfolio real estate loans increased $13.7 million during the period, as a result of $342.1 million of originations and the purchase of $40.7 million of real estate loans, which were partially offset by amortization and satisfactions of $249.7 million and sales of $115.4 million during the same period.  Investment securities available-for-sale increased $12.5 million, primarily as a result of purchases of $22.0 million in agency obligations that were partially offset by the sale of $10.0 million of municipal agency securities during the period.  The Company reduced its outstanding FHLBNY borrowings by $60.0 million during the nine months ended September 30, 2009 as it elected to utilize liquidity provided by deposit inflows to reduce its overall borrowing level during the period.  The Company's investment in FHLBNY capital stock declined $1.6 million as a result of the decrease in FHLBNY borrowings, reflecting an election to limit this investment to the minimum level required to maintain its aggregate outstanding FHLBNY borrowings.

Liabilities.  Total liabilities decreased $160.5 million during the nine months ended September 30, 2009, reflecting declines of $64.1 million in retail branch and Internet banking deposits, $60.0 million in FHLBNY advances, and $48.8 million in escrow and other deposits during the period.  The decline in escrow and other deposits resulted from both the payment of semi-annual real estate tax payments for mortgage loan customers in June 2009, as well as a postponement in funding the last semi-annual real estate payment of 2008 to early January 2009.   See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the decreases in retail branch and Internet banking deposits and FHLBNY advances during the period.

Stockholders' Equity.  Stockholders' equity increased $12.7 million during the nine months ended September 30, 2009, due primarily to net income of $18.1 million, a reduction of $6.3 million in the after-tax balance of accumulated other comprehensive loss (which increases stockholders' equity), and amortization of stock plan benefit expense of $2.2 million, which were partially offset by $13.8 million in cash dividends paid during the period.  The decline in the balance of accumulated other comprehensive loss reflected an increase in valuation of a great majority of the Company's available-for-sale investments and MBS during the period as a result of greater marketplace demand for securities possessing high credit quality during the nine months ended September 30, 2009.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008

General.  Net income was $8.3 million during the three months ended September 30, 2009, a reduction of $27,000 from net income of $8.4 million during the three months ended September 30, 2008.  During the comparative period, net interest income increased $3.8 million and non-interest income increased $427,000, while the provision for loan losses increased $3.2 million and non-interest expense increased $728,000, resulting in an increase in pre-tax income of $313,000.  Income tax expense increased $340,000 during the comparative period due to both the increase in pre-tax earnings as well as the impact of reconciliations to the filing of the Company's consolidated 2008 income tax returns.

Net Interest Income.  The discussion of net interest income for the three months ended September 30, 2009 and 2008 presented below should be read in conjunction with the following tables, which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended September 30,
		2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/ Cost	Balance	Interest	Yield/ Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,266,416	$48,422	5.93%	$3,218,192	$47,734	5.93%
Other loans	1,568	35	8.93	1,722	41	9.52
MBS	246,354	2,748	4.46	318,224	3,610	4.54
Investment securities	26,039	76	1.17	31,271	340	4.35
Federal funds sold and other short-term investments	181,303	809	1.78	70,555	783	4.44
Total interest-earning assets	3,721,680	$52,090	5.60%	3,639,964	$52,508	5.77%
Non-interest earning assets	190,633			154,531
Total assets	$3,912,313			$3,794,495

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$105,938	$179	0.67%	$103,718	$607	2.33%
Money Market accounts	730,634	1,738	0.94	633,946	4,075	2.56
Savings accounts	297,450	201	0.27	275,104	387	0.56
CDs	1,016,246	7,038	2.75	944,367	7,858	3.31
Borrowed Funds	1,265,644	13,965	4.38	1,388,337	14,399	4.13
Total interest-bearing liabilities	3,415,912	$23,121	2.69%	3,345,472	27,326	3.25%
Non-interest bearing checking accounts	105,211			92,648
Other non-interest-bearing liabilities	105,502			82,559
Total liabilities	3,626,625			3,520,679
Stockholders' equity	285,688			273,816
Total liabilities and stockholders' equity	$3,912,313			$3,794,495
Net interest income		$28,969			$25,182
Net interest spread			2.91%			2.52%
Net interest-earning assets	$305,768			$294,492
Net interest margin			3.11%			2.77%
Ratio of interest-earning assets to interest-bearing liabilities			108.95%			108.80%

Rate/Volume Analysis

	Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$702	$(14)	$688
Other loans	(4)	(3)	(7)
MBS	(806)	(56)	(862)
Investment securities	(36)	(227)	(263)
Federal funds sold and other short-term investments	862	(836)	26
Total	$718	($1,136)	$(418)

Interest-bearing liabilities:
Interest bearing checking accounts	$7	($435)	($428)
Money market accounts	420	(2,757)	(2,337)
Savings accounts	22	(208)	(186)
CDs	546	(1,366)	(820)
Borrowed funds	(1,281)	847	(434)
Total	$(286)	($3,919)	($4,205)
Net change in net interest income	$1,004	$2,783	$3,787

During the nine months ended September 30, 2009, FOMC monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%.  In addition, dislocations in the securitization marketplace for loans secured by multifamily and commercial real estate reduced the overall competition for the Bank's primary loan product, thus permitting origination rates on these loans to remain unaffected by general reductions in interest rates.  The combination of these events favorably impacted the Company's net interest income and net interest margin during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Interest Income.  Interest income was $52.1 million during the three months ended September 30, 2009, a decrease of $418,000 from $52.5 million during the three months ended September 30, 2008.  This resulted primarily from reductions interest income of $862,000 on MBS and $263,000 on investment securities, which were partially offset by an increase of $688,000 in interest income on real estate loans.

The decrease in interest income on MBS resulted from a reduction of $71.9 million in their average balance during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  The decrease in average balance resulted from $76.1 million in principal repayments during the period October 2008 through September 2009.  The Company has not purchased any MBS since September 30, 2008.

The decrease in interest income on investment securities resulted from a decline of 317 basis points in their average yield as well as a decline of $5.2 million in their average balance during the comparative period.  The decline in average yield reflected reductions in interest received on the pooled bank trust preferred securities.  The decline in average balance reflected minimal purchases of these securities from October 2008 through September 2009, which were exceeded by maturities and sales of these securities during the same period.

The increase in interest income on real estate loans resulted from growth in their average balance of $48.2 million during the three months ended September 30, 2009 compared to the three months ended September 30, 2008, reflecting originations of $572.1 million during the period October 1 2008 through September 30, 2009, which were partially offset by principal repayments of $379.5 million and loan sales of $118.3 million during the same period.

Interest Expense.  Interest expense decreased $4.2 million, to $23.1 million, during the three months ended September 30, 2009, from $27.3 million during the three months ended September 30, 2008.  The decline resulted from reductions in interest expense of $2.3 million on money market accounts, $820,000 on CDs, $428,000 on interest bearing checking accounts, and $434,000 on borrowed funds.

The decrease in interest expense on money market accounts resulted from a decline of 162 basis points in their average cost, as the Bank lowered offering rates on money market accounts during the period October 2008 through September 2009 in response to the significant reduction in benchmark short-term interest rates that occurred throughout 2008 and remained in effect during the first nine months of 2009.  Similarly, the decline in interest expense on CDs resulted primarily from a decrease of 56 basis points in their average cost during the three months ended September 30, 2009 compared to the three months ended September 30, 2008, and the decline in interest expense on interest bearing checking accounts reflected a decline of 166 basis points in their average cost during the comparative period.  The decline in these average costs reflected lower offering rates during the three months ended

September 30, 2009 compared to the three months ended September 30, 2008, as short-term market interest rates, which influence the pricing of both CDs and interest bearing checking accounts, declined significantly throughout 2008, and remained near zero during the first nine months of 2009.  The decline in interest expense on borrowed funds reflected a decline of $122.7 million in their average balance during the comparative period.  The Company added REPOS and FHLBNY advances throughout most of 2008 in order to fund operational requirements and help maintain pricing discipline on deposits.  As competitive pricing on deposits eased significantly during the first nine months of 2009, a portion of these borrowings were not renewed upon maturity.

Provision for Loan Losses.  The provision for loan losses was $3.8 million during the three months ended September 30, 2009, an increase of $3.2 million over the provision of $596,000 recorded during the three months ended September 30, 2008.  This increase reflected the increase in non-accrual and other problem loans from September 30, 2008 to September 30, 2009, deteriorating conditions in the Bank's local real estate marketplace that resulted in higher estimated loan loss reserves on these non-accrual and other problem loans, and, to a lesser extent, growth in the real estate loan portfolio from September 2008 through September 2009.

Non-Interest Income.  Total non-interest income increased $427,000 from the three months ended September 30, 2008 to the three months ended September 30, 2009.  Within non-interest income, an increase of $970,000 in mortgage banking income was partially offset by the recognition of $556,000 of credit-related OTTI charges on trust preferred investment securities during the three months ended September 30, 2009.  (See Note 10 to the Condensed Consolidated Financial Statements for a further discussion of the OTTI charge).  The increase in mortgage banking income resulted primarily from the absence of charges to increase the liability for the First Loss Position on loans sold with recourse to FNMA during the three months ended September 30, 2009, as the Bank recorded a charge to mortgage banking income of $1.7 million during the three months ended September 30, 2008 for an increase to this liability.

Non-Interest Expense.  Non-interest expense was $13.6 million during the three months ended September 30, 2009, an increase of $728,000 from $12.9 million during the three months ended September 30, 2008.

Salaries and employee benefits increased $561,000 during the comparative period as a result of higher expenses associated with the Employee Retirement Plan (caused by a reduction in the projected future earnings of the plan assets due to a decline in their value during the recent economic downturn), as well as a $113,000 reduction in the offset to salaries for capitalized loan origination salary costs during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 (reflecting lower loan origination levels during the comparative period). Occupancy and equipment expense increased by $111,000 during the comparative period, reflecting the opening of the Brooklyn Heights branch in late 2008 and the acquisition of a building in late 2008 intended for future operational use.  Federal deposit insurance costs increased $599,000 during the comparative period as a result of ongoing increases in such costs resulting from recent FDIC DIF re-capitalization plans.  Other operating expenses declined $359,000, primarily as a result of reduced professional fees.

Non-interest expense was 1.39% of average assets during the three months ended September 30, 2009, compared to 1.36% during the three months ended September 30, 2008, reflecting the $728,000 increase in non-interest expense.

Income Tax Expense.  Income tax expense increased $340,000 during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  The impact of reconciling the tax returns for December 31, 2008 increased the book income tax rate for the quarter ended September 30, 2009 to 39.1%, compared to its customary rate of 37%, which was the approximate actual rate during the three months ended September 30, 2008.

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and 2008

General.  Net income was $18.1 million during the nine months ended September 30, 2009, a decline of $4.6 million from net income of $22.7 million during the nine months ended September 30, 2008.  During the comparative period, the provision for loan losses increased $7.7 million, non-interest income declined $5.8 million and non-interest expense increased $5.1 million, while net interest income increased $11.9 million, resulting in a reduction in pre-tax income of $6.7 million.  Income tax expense decreased $2.1 million during the comparative period due to the decline in pre-tax earnings.

Net Interest Income.  The discussion of net interest income for the nine months ended September 30, 2009 and 2008 presented below should be read in conjunction with the following tables, which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Nine Months Ended September 30,
		2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/ Cost	Balance	Interest	Yield/ Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,270,839	$144,412	5.89%	$3,039,071	$134,947	5.92%
Other loans	1,633	110	8.98	1,785	126	9.41
MBS	269,911	8,997	4.44	271,525	9,196	4.52
Investment securities	21,521	515	3.19	33,822	1,412	5.57
Federal funds sold and other short-term investments	223,412	2,170	1.30	127,650	4,325	4.52
Total interest-earning assets	3,787,316	$156,204	5.50%	3,473,853	$150,006	5.76%
Non-interest earning assets	200,533			181,581
Total assets	$3,987,849			$3,655,434

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$109,479	$843	1.03%	$87,909	$1,596	2.43%
Money Market accounts	722,013	7,885	1.46	672,256	14,476	2.88
Savings accounts	286,429	861	0.40	275,242	1,153	0.56
CDs	1,074,231	25,497	3.17	993,715	28,122	3.78
Borrowed Funds	1,291,274	41,720	4.32	1,164,385	37,136	4.26
Total interest-bearing liabilities	3,483,426	$76,806	2.95%	3,193,507	$82,483	3.45%
Non-interest bearing checking accounts	99,868			91,309
Other non-interest-bearing liabilities	122,568			99,518
Total liabilities	3,705,862			3,384,334
Stockholders' equity	281,987			271,100
Total liabilities and stockholders' equity	$3,987,849			$3,655,434
Net interest income		$79,398			$67,523
Net interest spread			2.55%			2.31%
Net interest-earning assets	$303,890			$280,346
Net interest margin			2.80%			2.59%
Ratio of interest-earning assets to interest-bearing liabilities			108.72%			108.78%

Rate/Volume Analysis

	Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$10,220	($755)	$9,465
Other loans	(11)	(5)	(16)
MBS	(46)	(153)	(199)
Investment securities	(404)	(493)	(897)
Federal funds sold and other short-term investments	2,087	(4,242)	(2,155)
Total	$11,846	($5,648)	$6,198

Interest-bearing liabilities:
Interest bearing checking accounts	$280	($1,033)	($753)
Money market accounts	810	(7,401)	(6,591)
Savings accounts	42	(334)	(292)
CDs	2,093	(4,718)	(2,625)
Borrowed funds	4,052	532	4,584
Total	$7,277	($12,954)	($5,677)
Net change in net interest income	$4,569	$7,306	$11,875

During the nine months ended September 30, 2009, FOMC monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%.  In addition, dislocations in the securitization marketplace for loans secured by multifamily and commercial real estate reduced the overall competition for the Bank's primary loan product, thus permitting origination rates on these loans to remain unaffected by general reductions in interest rates.  The combination of these events favorably impacted the Company's net interest income and net interest margin during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Interest Income.  Interest income was $156.2 million during the nine months ended September 30, 2009, an increase of $6.2 million from $150.0 million during the nine months ended September 30, 2008.  This resulted primarily from increases in interest income of $9.5 million on real estate loans, that was partially offset by declines of $2.2 million on federal funds sold and other short-term investments and $897,000 on investment securities

The increase in interest income on real estate loans resulted from growth in their average balance of $231.8 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, reflecting originations of $572.1 million during the period October 1, 2008 through September 30, 2009, which was partially offset by principal repayments of $379.5 million and loan sales of $118.3 million during the same period.

The decrease in interest income on federal funds sold and other short-term investments resulted from a decline of 322 basis points in their average yield (reflecting lower federal funds and benchmark short-term interest rates during the nine months ended September 30, 2009 as a result of FOMC monetary policy actions), which was partially offset by an increase of $95.8 million in their average balance during the comparative period.  The increase in average balance reflected management's preference to retain funds in highly liquid short-term investments during the nine months ended September 30, 2009.  The decline in interest income on investment securities reflected reductions of both $12.3 million in their average balance and 238 basis points in their average yield.  The decline in average yield reflected lower interest rates that resulted from FOMC monetary policy actions as well as reductions in interest income received in the Bank's pooled bank trust preferred investments.  The decline in their average balance reflected management's preference to curtail purchases of these assets throughout much of the nine months ended September 30, 2009.

Interest Expense.  Interest expense decreased $5.7 million, to $76.8 million, during the nine months ended September 30, 2009, from $82.5 million during the nine months ended September 30, 2008.  The decline resulted from reductions in interest expense of $6.6 million on money market accounts, $2.6 million on CDs, and $753,000 on interest bearing checking accounts, which were partially offset by increased interest expense of $4.6 million on borrowed funds.

The decrease in interest expense on money market accounts resulted from a decline of 142 basis points in their average cost, as the Bank lowered offering rates on money market accounts during the period October 2008 through September 2009 in response to the significant reduction in benchmark short-term interest rates that occurred throughout 2008 and remained in effect during the first nine months of 2009.  Similarly, the decline in interest expense on CDs resulted primarily from a decrease of 61 basis points in their average cost during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, and the decline in interest expense on interest bearing checking accounts reflected a decline of 140 basis points in their average cost during the comparative period.  The decline in these average costs reflected lower offering rates during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, as short-term market interest rates, which influence the pricing of both CDs and interest bearing checking accounts, declined significantly throughout 2008, and remained near zero during the first nine months of 2009.

The increase in interest expense on borrowed funds resulted from $126.9 million of growth in their average balance during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, as the Company added REPOS and FHLBNY advances throughout 2008 in order to fund operational requirements and help maintain pricing discipline on deposits.

Provision for Loan Losses.  The provision for loan losses was $8.7 million during the nine months ended September 30, 2009, an increase of $7.7 million over the provision of $966,000 recorded during the nine months ended September 30, 2008.  This increase reflected the increase in non-accrual and other problem loans from September 30, 2008 to September 30, 2009, along with deteriorating conditions in the Bank's local real estate marketplace that resulted in higher estimated loan loss reserves on these non-accrual and other problem loans.

Non-Interest Income.  Total non-interest income declined $5.8 million from the nine months ended September 30, 2008 to the nine months ended September 30, 2009.  During the nine months ended September 30, 2009, the Company recognized $6.5 million of credit-related OTTI charges on trust preferred and equity mutual fund investment securities.   The Company did not recognize any OTTI charges during the nine months ended September 30, 2008.  (See Note 10 to the Condensed Consolidated Financial Statements for a further discussion of the OTTI charges).  Partially offsetting this was an increase in net mortgage banking income of $342,000 during the comparative period, and a $468,000 increase in net gain on the sale of investment securities and OREO.  The increase in mortgage banking income resulted primarily from a reduction of $625,000 in the required charges to increase the liability for the First Loss Position on loans sold with recourse to FNMA (reflecting a more favorable condition of problem loans within the pool), that was partially offset by a decline of $349,000 in gains on loans sold (reflecting lower sales volume).

The increase in the net gain on the sale of investment securities and OREO reflected a gain of $431,000 recognized in the first quarter of 2009 on the sale of the Bank's portfolio of municipal securities (which was partially offset by a loss of $92,000 on the sale of OREO recognized in the second quarter), compared to a loss of $129,000 recognized during the second quarter of 2008 on the sale of OREO.

Non-Interest Expense.  Non-interest expense was $42.6 million during the nine months ended September 30, 2009, an increase of $5.1 million from $37.5 million during the nine months ended September 30, 2008.

Salaries and employee benefits increased $1.7 million during the comparative period as a result of $1.2 million of higher expenses associated with the reduction in the funded status of the Employee Retirement Plan, as well as a $725,000 reduction in the offset to salaries for capitalized loan origination salary costs during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 (reflecting lower loan origination levels during the comparative period). Occupancy and equipment expense increased by $744,000 during the comparative period, reflecting the opening of the Brooklyn Heights branch in late 2008 and the acquisition of a building in late 2008 intended for future operational use.  Federal deposit insurance costs increased $3.9 million during the comparative period as a result of a special insurance assessment of $1.8 million incurred as of September 30, 2009, as well as ongoing increases in such costs resulting from recent FDIC Bank Insurance Fund re-capitalization plans.  Other operating expenses declined $1.2 million, primarily as a result of reduced marketing and professional fees.

Non-interest expense was 1.42% of average assets during the nine months ended September 30, 2009, compared to 1.37% during the nine months ended September 30, 2008.  This increase reflected the substantial increase in FDIC insurance expense during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Income Tax Expense.  Income tax expense declined $2.1 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, due primarily to a reduction of $6.7 million in pre-tax income during the period.  The Company's customary consolidated effective tax rate approximates 37%.  The impact of the previously discussed OTTI charges on investment securities reduced the actual effective tax rate for the nine months ended September 30, 2009 to 36%, while the combination of a non-recurring reduction of $662,000 in the reserve for unrecognized tax benefits and a reduction of $275,000 in recorded income tax expense related to the completion of the September 30, 2007 tax returns lowered the effective tax rate to 35% during the nine months ended September 30, 2008.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2008 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on March 16, 2009.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At September 30, 2009, the Company owned no trading assets, nor did it conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2008 to September 30, 2009.

Interest Sensitivity Gap.  There was no material change in the computed one-year interest sensitivity gap from December 31, 2008 to September 30, 2009.

Interest Rate Risk Exposure (Net Portfolio Value) Compliance.  At September 30, 2009, the Bank continued to monitor the impact of interest rate volatility upon net interest income and net portfolio value ("NPV") in the same manner as at December 31, 2008.  There were no changes in the Board-approved limits of acceptable variance in the effect of interest rate fluctuations upon net interest income and NPV at September 30, 2009 compared to December 31, 2008.

The analysis that follows presents the estimated NPV resulting from market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under four other interest rate scenarios (each a "Rate Shock Scenario") represented by immediate, permanent, parallel shifts in interest rates from those observed at September 30, 2009 and December 31, 2008.  The analysis additionally presents a measurement of the interest rate sensitivity at September 30, 2009 and December 31, 2008.  Interest rate sensitivity is measured by the basis point changes in the various NPV ratios ("NPV Ratios") from the Pre-Shock Scenario to the Rate Shock Scenarios.  NPV Ratios represent the NPV as a percentage of the total value of assets determined under each respective Pre- and Rate Shock Scenario.  An increase in the NPV Ratio is considered favorable, while a decline is considered unfavorable.

	At September 30, 2009
	Net Portfolio Value					At December 31, 2008
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Basis Point Change in NPV Ratio	NPV Dollar Amount	NPV Ratio	Basis Point Change in NPV Ratio	Board Approved NPV Ratio Limit
	(Dollars in thousands)
Rate Shock Scenario
+ 200 Basis Points	$357,395	$(37,707)	-9.57%	9.21%	(68)	$236,751	6.02%	(126)	5.0%
+ 100 Basis Points	383,863	(11,302)	-2.87	9.73	(15)	270,905	6.77	(51)	6.0
Pre-Shock Scenario	395,206	-	-	9.89	-	296,834	7.28	-	7.0
- 100 Basis Points	382,984	(12,255)	-3.09	9.50	(39)	312,334	7.54	26	7.0
- 200 Basis Points	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	7.0

The NPVs presented above incorporate some asset and liability values derived from the Bank’s valuation model, such as those for mortgage loans and time deposits, and some asset and liability values that are provided by reputable independent sources, such as values for the Bank's MBS and CMO portfolios, as well as its putable borrowings.  The Bank's valuation model makes various estimates regarding cash flows from principal repayments on loans and passbook deposit decay rates at each level of interest rate change.  The Bank's estimates for loan repayment levels are influenced by the recent history of prepayment activity in its loan portfolio as well as the interest rate composition of the existing portfolio, especially vis-à-vis the existing interest rate environment.  In addition, the Bank considers the amount of fee protection inherent in the loan portfolio when estimating future repayment cash flows.  Regarding passbook deposit decay rates, the Bank tracks and analyzes the decay rate of its passbook deposits over time and over various interest rate scenarios and then makes estimates of its passbook deposit decay rate for use in the valuation model.  No matter the care and precision with which the estimates are derived, however, actual cash flows for passbooks, as well as loans, could differ significantly from the Bank's estimates, resulting in significantly different NPV calculations.

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

The Pre-Shock Scenario NPV increased from $296.8 million at December 31, 2008 to $395.2 million at September 30, 2009.  The NPV Ratio at September 30, 2009 was 9.89% in the Pre-Shock Scenario, an increase from the NPV Ratio of 7.28% in that Scenario at December 31, 2008.  The increase in the Pre-Shock Scenario NPV was due primarily to both an increase in the valuation of multifamily loans (reflecting lower marketplace offering rates on such loans at September 30, 2009 compared to December 31, 2008), and a decline in the valuation of borrowings (which positively impacts NPV) that resulted from higher quoted interest rates from the FHLBNY for comparable borrowings at September 30, 2009 compared to December 31, 2008.  The increase in the Pre-Shock Scenario NPV Ratio reflected the $98.4 million increase in the Pre-Shock Scenario NPV from December 31, 2008 to September 30, 2009.

The Bank’s +200 basis point Rate Shock Scenario NPV increased from $236.8 million at December 31, 2008 to $357.4 million at September 30, 2009.  The increase resulted primarily from a more favorable valuation of multifamily loans at September 30, 2009 compared to December 31, 2008, reflecting a decline in their estimated term to next interest rate repricing at September 30, 2009 compared to December 31, 2008.  Assets with a reduced term to next interest rate repricing generate a more favorable NPV in a rising rate interest rate environment.  As a result, the decline in the NPV of total assets from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario was lower at September 30, 2009 than December 31, 2008.  In addition, the average term to maturity of the Bank's CDs increased from December 31, 2008 to September 30, 2009 as a result of both runoff of shorter-term promotional CDs gathered in late 2008 as well as successful efforts to gather CDs with maturities of 3 to 5 years during the nine months ended September 30, 2009.  The increase in the average term to maturity or repricing of interest bearing liabilities (such as CDs) has a positive impact upon the  +200 basis point Rate Shock Scenario NPV.

The NPV Ratio was 9.21% in the +200 basis point Rate Shock Scenario at September 30, 2009, an increase from the NPV Ratio of 6.02% in the +200 basis point Rate Shock Scenario at December 31, 2008.  The increase reflected the aforementioned increase in the +200 basis point Rate Shock Scenario NPV during the comparative period.

At September 30, 2009, the interest rate sensitivity in the +200 basis point Rate Shock Scenario was negative 68 basis points, compared to interest rate sensitivity of negative 126 basis points in the +200 basis point Rate Shock Scenario at December 31, 2008.  The reduction in sensitivity was due primarily to a combination of less sensitivity in the valuation of both multifamily loans and CDs, as well as a larger increase in the deposit intangible value in the +200 basis point Rate Shock Scenario at September 30, 2009 compared to December 31, 2008 (reflecting lower market deposit offering rates at September 30, 2009 compared to December 31, 2008).

Item 4.  Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2009, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2009 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The Holding Company did not repurchase any shares of its common stock into treasury during the three months ended September 30, 2009.  No existing repurchase programs expired during the three months ended September 30, 2009, nor did the Company terminate any repurchase programs prior to expiration during the quarter.  As of September 30, 2009, the Company had an additional 1,124,549 shares remaining eligible for repurchase under its twelfth stock repurchase program, which was publicly announced in June 2007.

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

Dime Community Bancshares, Inc.

Dated: November 9, 2009	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: November 9, 2009	By: /s/ KENNETH J. MAHON
Kenneth J. Mahon
First Executive Vice President and Chief Financial Officer (Principal Accounting Officer)