Form 10-K
period 2009-12-31
DIME COMMUNITY BANCSHARES INC
filed 2010-03-12
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.YES  X  NO

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES           NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
LARGE ACCELERATED FILER             ACCELERATED FILER   X        NON-ACCELERATED FILER ___      SMALLER REPORTING COMPANY ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):          ___ Yes        X    No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $250 million based upon the $9.11 closing price on the NASDAQ National Market for a share of the registrant’s common stock on June 30, 2009.

      As of March 13, 2010, there were 34,395,531 shares of the registrant’s common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on May 20, 2010 and any adjournment thereof, and are incorporated by reference in Part III.

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

The Bank’s principal business has been, and continues to be, gathering deposits from customers within its market area, and investing them primarily in multifamily residential mortgage loans, commercial real estate loans, one- to four-family residential mortgage loans, construction and land acquisition loans, consumer loans, mortgage-backed securities (“MBS”), obligations of the U.S. Government and Government Sponsored Entities ("GSEs"), and corporate debt and equity securities. The Bank’s revenues are derived principally from interest on its loan and securities portfolios and other short-term investments. The Bank’s primary sources of funds are deposits; loan amortization, prepayments and maturities; MBS amortization, prepayments and maturities; investment securities maturities and sales; advances from the Federal Home Loan Bank of New York (“FHLBNY”); and borrowings in the form of securities sold under agreement to repurchase (“REPOS”).

The primary business of the Holding Company is the operation of its wholly-owned subsidiary, the Bank. The Holding Company is a unitary savings and loan holding company, which, under existing law, is generally not restricted as to the types of business activities in which it may engage, provided that the Bank remains a qualified thrift lender (“QTL”).  Pursuant to regulations of its primary regulator, the Office of Thrift Supervision (“OTS”), the Bank qualifies as a QTL if its ratio of qualified thrift investments to portfolio assets (“QTL Ratio”) was 65% or more, on a monthly average basis, in nine of the previous twelve months.  At December 31, 2009, the Bank’s QTL Ratio was 71.3%, and the Bank maintained more than 65% of its portfolio assets in qualified thrift investments throughout the year ended December 31, 2009.

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

Market Area and Competition

The Bank has historically operated as a community-oriented financial institution providing financial services and loans primarily for multifamily housing within its market areas.  The Bank maintains its headquarters in the Williamsburg section of the borough of Brooklyn, New York, and operates twenty-three full-service retail banking offices located in the NYC boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches.  The Bank’s primary lending area is the NYC metropolitan area, although its overall lending area is larger, extending approximately 150 miles in each direction from its corporate headquarters in Brooklyn.  The majority of the Bank’s mortgage loans are secured by properties located in its primary lending area, and approximately 75% of these loans were secured by real estate located in the NYC boroughs of Brooklyn, Queens and Manhattan on December 31, 2009.

The NYC banking environment is extremely competitive.  The Bank’s competition for loans exists principally from other savings banks, commercial banks, mortgage banks and insurance companies. The Bank has faced sustained competition for the origination of multifamily residential and commercial real estate loans, which together comprised 95% of the Bank’s loan portfolio at December 31, 2009.  Management anticipates that the current level of competition for multifamily residential and commercial real estate loans will continue for the foreseeable future, which may inhibit the Bank’s ability to maintain its current  volume and profitability of such loans.

The Bank gathers deposits in direct competition with other savings banks, commercial banks and brokerage firms, many among the largest in the nation.  It must additionally compete for deposit monies with the stock market and mutual funds, especially during periods of strong performance in the equity markets.  Over the previous decade, consolidation in the financial services industry, coupled with the emergence of Internet banking, has dramatically altered the deposit gathering landscape.  Facing increasingly larger and more efficient competitors, the Bank’s strategy to attract depositors has utilized various marketing strategies and delivery of technology-enhanced, customer-friendly banking services while controlling operating expenses.

Banking competition occurs within an economic and financial marketplace that is largely beyond the control of any individual financial institution.  The interest rates paid to depositors and charged to borrowers, while affected by marketplace competition, are generally a function of broader-based macroeconomic and financial factors, including the U.S. Gross Domestic Product, the supply of, and demand for, loanable funds, and the impact of global trade and international financial markets.  Within this environment, the Federal Open Market Committee ("FOMC") monetary policy and governance of short-term rates also significantly influence the interest rates paid and charged by financial institutions.

The Bank’s success is additionally impacted by the overall condition of the economy, particularly in the NYC metropolitan area.  As home to several national companies in the financial and business services industries, and as a popular destination for domestic and international travelers, the NYC economy is particularly sensitive to the health of both the national and global economies.  Both the NYC and global economies were greatly challenged during the year ended December 31, 2009, and remain so currently.  Although the significant proportion of Bank loans secured by rent-regulated multifamily residential dwellings, as well as management's measured growth business strategy, have provided the Bank some insulation from these economic downturns, sustained recessionary conditions would be expected to adversely impact the performance of the Bank's assets and deposit customer relationships.  In addition, poor national economic conditions, such as those present throughout 2009 and currently, often result in lower short-term interest rates, which usually benefits the Bank's financial performance.

Lending Activities

Loan Portfolio Composition.  At December 31, 2009, the Bank’s loan portfolio totaled $3.39 billion, consisting primarily of   mortgage loans secured by multifamily residential apartment buildings, including buildings organized under a cooperative form of ownership (“Underlying Cooperatives”); commercial properties; real estate construction and land acquisition; and one- to four-family residences and cooperative apartments.  Within the loan portfolio, $2.38 billion, or 70.1%, were classified as multifamily residential loans; $834.7 million, or 24.6%, were classified as commercial real estate loans; $131.9 million, or 3.9%, were classified as one- to four-family residential, including condominium or cooperative apartments; $522,000, or 0.02%, were loans to finance multifamily residential and one- to four-family residential properties with full or partial credit guarantees provided by either the Federal Housing Administration (‘’FHA’’) or the Veterans Administration (‘’VA’’); and $44.5 million, or 1.3%, were loans to finance real estate construction and land acquisition within the NYC metropolitan area.  Of the total mortgage loan portfolio outstanding on December 31, 2009, $2.80 billion, or 82.5%, were adjustable-rate loans (‘’ARMs’’) and $592.2 million, or 17.5%, were fixed-rate loans.  Of the Bank’s multifamily residential and commercial real estate loans, over 80% were ARMs at December 31, 2009, the majority of which were contracted to reprice no later than 7 years from their origination date and carried a total amortization period of no longer than 30 years.  At December 31, 2009, the Bank’s loan portfolio additionally included $3.2 million in consumer loans, composed of passbook loans, consumer installment loans, overdraft loans and mortgagor advances.  As of December 31, 2009, $2.83 billion, or 83.3% of the loan portfolio, was scheduled to mature or reprice within five years.

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

At December 31, 2009, the Bank had $89.0 million of loan commitments that were accepted by the borrowers.  All of these commitments are expected to close during the year ending December 31, 2010.  At December 31, 2008, the Bank had $49.9 million of loan commitments that were accepted by the borrower.  All of these commitments closed during 2009.

The Bank was servicing whole loans or loan participations totaling $670.1 million at December 31, 2009 that it originated and sold to other financial institutions.  The majority of this balance represented whole loans that were sold to, and are currently serviced for, the Federal National Mortgage Association ("FNMA").

The following table sets forth the composition of the Bank’s real estate and other loan portfolios (including loans held for sale) in dollar amounts and percentages at the dates indicated:

	At December 31,
	2009	Percent of Total	2008	Percent of Total	2007	Percent of Total	2006	Percent of Total	2005	Percent of Total
	Dollars in Thousands
Real Estate loans:
Multifamily residential	$2,376,756	70.08%	$2,241,800	68.18%	$1,948,765	67.78%	$1,855,080	68.64%	$1,872,163	71.69%
Commercial real estate	834,724	24.61	848,208	25.80	728,129	25.32	666,927	24.68	576,561	22.08
One- to four-family	121,091	3.57	130,663	3.97	139,541	4.85	146,613	5.42	135,622	5.19
Cooperative apartment units	10,800	0.32	11,632	0.35	6,172	0.21	7,224	0.27	10,115	0.39
FHA/VA insured	522	0.02	742	0.02	1,029	0.04	1,236	0.05	2,694	0.10
Construction and land acquisition	44,544	1.31	52,982	1.61	49,387	1.72	23,340	0.86	12,098	0.46
Total mortgage loans	3,388,437	99.91	3,286,027	99.93	2,873,023	99.92	2,700,420	99.92	2,609,253	99.91
Other loans:
Student loans	-	-	-	-	-	-	-	-	-	-
Depositor loans	$830	0.02	$1,059	0.03	$1,122	0.04	$1,172	0.04	$1,160	0.04
Consumer installment and other	2,391	0.07	1,132	0.04	1,047	0.04	1,033	0.04	1,181	0.05
Total other loans	3,221	0.09	2,191	0.07	2,169	0.08	2,205	0.08	2,341	0.09
Gross loans	3,391,658	100.00%	3,288,218	100.00%	2,875,192	100.00%	2,702,625	100.00%	2,611,594	100.00%
Net unearned costs (fees)	4,017		3,287		1,833		1,048		501
Allowance for loan losses	(21,505)		(17,454)		(15,387)		(15,514)		(15,785)
Loans, net	$3,374,170		$3,274,051		$2,861,638		$2,688,159		$2,596,310
Loans serviced for others:
One- to four-family and cooperative apartment	$15,657		$19,181		$21,515		$24,395		$26,881
Multifamily residential	654,452		640,200		541,868		494,770		386,781
Total loans serviced for others	$670,109		$659,381		$563,383		$519,165		$413,662

Loan Originations, Purchases, Sales and Servicing.  For the year ended December 31, 2009, total loan originations were $466.0 million.  The Bank originates both ARMs and fixed-rate loans, depending upon customer demand and market rates of interest.  ARMs were approximately 90% of total loan originations during the period.  The majority of both ARM and fixed-rate originations were multifamily residential and commercial real estate loans.  Multifamily residential real estate loans are either retained in the Bank's portfolio or sold in the secondary market to FNMA, and occasionally to other third-party financial institutions.  One- to four-family adjustable rate and fixed-rate mortgage loans with maturities up to 15 years are generally retained for the Bank’s portfolio.  Generally, the Bank sells its newly originated one- to four-family fixed-rate mortgage loans with maturities greater than fifteen years in the secondary market.

From December 2002 through February 2009, the Bank sold multifamily residential loans to FNMA pursuant to a multifamily seller/servicing agreement entered into in December 2002.  The Bank sold $27.5 million and $71.4 million of such loans to FNMA during the years ended December 31, 2008 and 2007, respectively.  The Bank's contract for sale of new multifamily loans to FNMA expired on December 31, 2008 and was not renewed.  The Bank sold one loan to FNMA totaling $3.2 million during the year ended December 31, 2009, as this loan had a previously executed loan commitment when the Bank's contract with FNMA expired on December 31, 2008.

The Bank sold participation interests in multifamily loans totaling $100.0 million to third party financial institutions during the year ended December 31, 2009.  During the year ended December 31, 2009, sales of fixed-rate one- to four-family mortgage loans totaled $16.1 million, all of which were sold through an origination assistance agreement with an independent lending institution, PHH Mortgage ("PHH") whereby PHH processes and underwrites fixed-rate one- to four-family loans, the Bank funds the loans at origination and elects to either portfolio the loan or sell it to PHH.  PHH retains full servicing of all loans, regardless of the Bank's ownership election.  The Bank sold one- to four- family loans to PHH totaling $8.2 million and participation interests in multifamily loans totaling $114.6 million to third party financial institutions during the year ended December 31, 2008.  The Bank currently has no arrangement pursuant to which it sells commercial real estate loans to the secondary market.

The Bank generally retains the servicing rights in connection with multifamily loans it sells in the secondary market.  As of December 31, 2009, the Bank was servicing $670.1 million of loans for non-related institutions.  The Bank generally receives a loan servicing fee equal to 0.25% of the outstanding principal balance on all loans sold to FNMA other than multifamily residential loans.  The loan servicing fees on multifamily residential loans sold to FNMA vary as they are derived based upon the difference between the actual origination rate and contractual pass-through rate of the loans sold at the time of sale.  At December 31, 2009, the Bank had recorded mortgage servicing rights ("MSR") of $2.8 million associated with the sale of one- to four-family and multifamily residential loans to FNMA and other third party institutions.

The following table sets forth the Bank's loan originations (including loans held for sale), sales, purchases and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	Dollars in Thousands
Gross loans:
At beginning of period	$3,288,218	$2,875,192	$2,702,625	$2,611,594	$2,502,268
Real estate loans originated:
Multifamily residential	369,424	786,918	391,882	388,102	312,026
Commercial real estate	49,827	226,605	124,262	133,099	203,841
One- to four-family (1)	25,399	36,962	27,425	19,070	41,143
Cooperative apartment units	-	7,178	-	210	465
Equity lines of credit	8,808	10,843	5,777	7,977	6,405
Construction and land acquisition	10,944	18,215	25,180	14,768	10,331
Total mortgage loans originated	464,402	1,086,721	574,526	563,226	574,211
Other loans originated	1,639	2,640	1,772	1,688	1,859
Total loans originated	466,041	1,089,361	576,298	564,914	576,070
Loans purchased (2)	90,648	-	-	-	-
Less:
Principal repayments	327,433	523,788	326,103	328,453	358,255
Loans sold	119,350	150,983	77,628	145,430	108,489
Write down of principal balance for expected loss	5,515	-	-	-	-
Loans transferred to other real estate owned	951	1,564	-	-	-
Gross loans at end of period	$3,391,658	$3,288,218	2,875,192	$2,702,625	$2,611,594

(1)      Includes one- to four-family home equity and home improvement Loans.
(2)      Includes $31.5 million of loans re-acquired from FNMA that were previously sold with recourse to FNMA.

Loan Maturity and Repricing.   The following table shows the earlier of the maturity or repricing period of the Bank's loan portfolio (including loans held for sale) at December 31, 2009.  ARMs are shown as due in the period during which their interest rates are next scheduled to adjust. The table does not include prepayments or scheduled principal amortization.

	At December 31, 2009
	Real Estate Loans
	Multifamily Residential	Commercial Real Estate	One- to Four- Family	Cooperative Apartment	FHA/VA Insured	Construction and Land Acquisition	Other Loans	Total Loans
	(Dollars In Thousands)
Amount due to Mature or Reprice During the Year Ending:
December 31, 2010	$303,391	$80,485	$31,223	$2,944	-	$44,544	$3,221	$465,808
December 31, 2011	383,397	183,936	13,185	6,363	-	-	-	586,881
December 31, 2012	295,274	137,706	20,565	177	$130	-	-	453,852
December 31, 2013	584,081	157,118	15,529	153	392	-	-	757,273
December 31, 2014	422,136	127,410	12,186	78	-	-	-	561,810
Sub-total	1,988,279	686,655	92,688	9,715	522	44,544	3,221	2,825,624
December 31, 2015 through December 31, 2019	353,339	110,035	20,574	565	-	-	-	484,513
December 31, 2020 and beyond	35,138	38,034	7,829	520	-	-	-	81,521
Total	$2,376,756	$834,724	$121,091	$10,800	$522	$44,544	$3,221	$3,391,658

The following table sets forth the outstanding principal balance in each loan category (including loans held for sale) at December 31, 2009 that is due to mature or reprice after December 31, 2010, and whether such loans have fixed or adjustable interest rates:

	Due after December 31, 2010
	Fixed	Adjustable	Total
	(Dollars in Thousands)
Mortgage loans:
Multifamily residential	$405,440	$1,667,925	$2,073,365
Commercial real estate	131,707	622,532	754,239
One- to four-family	37,989	51,879	89,868
Cooperative apartment	1,384	6,472	7,856
FHA/VA insured	522	-	522
Construction and land acquisition	-	-	-
Other loans	-	-	-
Total loans	$577,042	$2,348,808	$2,925,850

Multifamily Residential Lending and Commercial Real Estate Lending. The majority of the Bank's lending activities consist of originating adjustable-rate and fixed-rate multifamily residential (i.e., buildings possessing a minimum of five residential units) and commercial real estate loans. The properties securing these loans are generally located in the Bank's primary lending area. At December 31, 2009, $2.38 billion, or 70.1% of the Bank's gross loan portfolio, were multifamily residential loans. Of the multifamily residential loans, $2.25 billion, or 94.5%, were secured by apartment buildings and $131.4 million, or 5.5%, were secured by Underlying Cooperatives. The Bank also had $834.7 million of commercial real estate loans in its portfolio at December 31, 2009, representing 24.6% of its total loan portfolio.

The Bank originated multifamily residential and commercial real estate loans totaling $419.3 million during the year ended December 31, 2009 and $1.01 billion during the year ended December 31, 2008. At December 31, 2009, the Bank had commitments accepted by borrowers to originate $87.1 million of multifamily residential and commercial real estate loans, compared to $46.8 million outstanding at December 31, 2008.

At December 31, 2009, multifamily residential and commercial real estate loans originated by the Bank were secured by three distinct property types: (1) fully residential apartment buildings; (2) "mixed-use" properties featuring a combination of residential and commercial units within the same building; and (3) fully commercial buildings. The underwriting procedures for each of these property types were substantially similar. Loans secured by fully residential apartment buildings were classified by the Bank as multifamily residential loans in all instances. Loans secured by fully commercial real estate were classified as commercial real estate loans in all instances. Loans secured by mixed-use properties were classified as either multifamily residential or commercial real estate loans based upon the percentage of the property's rental income received from its residential compared to its commercial tenants. If 50% or more of the rental income was received from residential tenants, the full balance of the loan was classified as multifamily residential. If less than 50% of the rental income was received from residential tenants, the full balance of the loan was classified as commercial real estate. At December 31, 2009, mixed-use properties classified as multifamily residential or commercial real estate loans totaled $1.17 billion.

Multifamily residential and commercial real estate loans in the Bank's portfolio generally range in amount from $250,000 to $4.0 million, and, at December 31, 2009, had an average loan size of approximately $1.5 million. Multifamily residential loans in this range are generally secured by buildings that possess between 5 and 100 apartments. As of December 31, 2009, the Bank had a total of $2.23 billion of multifamily residential loans in its portfolio secured by buildings with under 100 units, representing approximately 66% of its real estate loan portfolio.

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

The underwriting standards for multifamily residential and commercial real estate loans generally require: (1) a maximum loan-to-value ratio of 80% based upon an appraisal performed by an independent, state licensed appraiser, and (2) sufficient cash flow from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 115%. The average loan-to-value and debt service ratios were 52% and 197%, respectively, on all multifamily and commercial real estate loans originated during the year ended December 31, 2009. The Bank additionally requires all multifamily and commercial real estate borrowers to represent that they are unaware of any environmental concerns related to the collateral. The Bank further considers the borrower's experience in owning or managing similar properties, the value of the collateral based upon the income approach, and the Bank's lending experience with the borrower.  When originating multifamily residential and commercial real estate loans, the Bank utilizes rent or lease income and the borrower's credit history and business experience (See "Item 1. Business - Lending Activities - Loan Approval Authority and Underwriting" for a discussion of the Bank's underwriting procedures utilized in originating multifamily residential and commercial real estate loans).

It is the Bank's policy to require appropriate insurance protection, including title and hazard insurance, on all real estate mortgage loans at closing. Borrowers generally are required to advance funds for certain expenses such as real estate taxes, hazard insurance and flood insurance.

At December 31, 2009, the Bank had 464 multifamily residential and commercial real estate loans in portfolio with principal balances greater than $2.0 million, totaling $1.91 billion.  Within this total were nineteen loans totaling $270.7 million with outstanding balances greater than $10.0 million.  These 464 loans, while underwritten to the same standards as all other multifamily residential and commercial real estate loans, tend to expose the Bank to a higher degree of risk due to the potential impact of losses from any one loan relative to the size of the Bank's capital position.

The typical multifamily residential and commercial real estate ARM carries a final maturity of 10 or 12 years, and an amortization period not exceeding 30 years. These loans generally have an interest rate that adjusts once after the fifth or seventh year, indexed to the 5-year FHLBNY advance rate plus a spread typically approximating 250 basis points, but generally may not adjust below the initial interest rate of the loan. Prepayment fees are assessed throughout the majority of the life of the loans. The Bank also offers fixed-rate, self-amortizing, multifamily residential and commercial real estate loans with maturities of up to fifteen years.

Commercial real estate loans are generally viewed as exposing the Bank to a greater risk of loss than both one- to four-family and multifamily residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent upon successful operation or management of the collateral properties, repayment of such loans are generally subject to a greater extent to prevailing conditions in the real estate market or the economy. Further, the collateral securing such loans may depreciate over time, be difficult to appraise, or fluctuate in value based upon the success of the business.  This increased risk is partially compensated for in the following manners: (i) the Bank requires, in addition to the security interest in the commercial real estate, a security interest in the personal property associated with the collateral and standby assignments of rents and leases from the borrower; and (ii) commercial real estate loans are often secured by mixed-used properties that have some portion of residential units associated with the collateral property.  At December 31, 2009, approximately $350.9 million of the Bank's commercial real estate loans were secured in this manner.  The average loan size of commercial real estate loans was $1.8 million at December 31, 2009.

The Bank's three largest multifamily residential loans at December 31, 2009 were: (i) a $31.4 million loan originated in September 2008 secured by seventeen mixed-use buildings located in Manhattan, New York, containing, in aggregate, 401 residential units and 11 commercial units; (ii) a $23.2 million loan originated in March 2004 secured by an eight-story mixed-use building located in Flushing, New York, containing 137 residential units and 4 commercial units; and (iii) a $16.8 million loan originated in December 2004 secured by a mixed-use building located in Manhattan, New York that contains 67 residential units and twelve commercial units.

The Bank's three largest purely commercial real estate loans at December 31, 2009 were: (i)  a $14.9 million loan originated in May 2005 secured by a three-story building located in Manhattan, New York containing 10 retail stores; (ii) a $13.6 million loan originated in June 2009 secured by three commercial use buildings containing, in aggregate, fourteen retail units and 20 office rental units; and (iii) a $13.5 million loan originated in February 2007 secured by a professional office building with 12 office rental units located in White Plains, New York.  The ten largest purely commercial real estate loans totaled $108.4 million, of which $54.0 million of loan balances were secured by office buildings and $54.4 million of loan balances were secured by retail stores.  Of the 10 largest purely commercial real estate loans at December 31, 2009, $45.6 million were located in Manhattan, New York, $17.9 million in New Jersey, $13.6 million in Queens, New York, and the remainder were located in other neighborhoods within the NYC metropolitan area.  Excluding the 10 largest loans, the remaining purely commercial real estate loan portfolio totaled 249 loans, consisting primarily of office and retail space, and had an average loan size approximating $1.5 million at December 31, 2009.

The Bank's largest aggregate amount of loans to one borrower was $40.9 million at December 31, 2009, within the regulatory limit of $44.9 million.  The loans to this borrower were secured by several mixed-use buildings located in Manhattan, New York, containing, in aggregate, 505 residential and 12 commercial units.  The Bank's second largest individual borrower had outstanding loans totaling $36.8 million at December 31, 2009.  These loans were secured by three mixed-use buildings located in Queens, New York, containing, in aggregate, 204 residential and 6 commercial units.  All loans to these borrowers were fully performing in accordance with their contractual terms at December 31, 2009.

Small Mixed-Use Lending (Small Investment Property Loans).  In 2003, the Bank began originating small investment property loans.  Small investment property loans are typically sourced through brokers.  Generally, small investment properties include owner and non-owner occupied one- to four-family residential, multifamily, or mixed-use properties under $1.0 million in value.  Small investment property loans can be underwritten to a maximum loan-to-value ratio of 80%, and are required to be personally guaranteed by the borrowers.  The appraised value of small investment properties is generally based upon a "comparable sales" methodology rather than the income methodology used in underwriting commercial real estate loans.  However, the appraisal methodology chosen may vary depending upon the attributes of the underlying collateral and/or the availability of comparable sales data.  In cases where the comparable sales method of appraisal is used, loans can have debt service coverage ratios below 100%.  In such cases, the Bank looks to the borrower’s financial capacity to service the debt.  In the minority of cases where the income approach is used to appraise value, small investment property loans can be underwritten to a minimum debt service ratio of 110%.  Small investment property loans typically carry higher rates of interest in order to compensate the Bank for the assumed increased risk of default. Because these loans are required to be personally guaranteed, the Bank relies heavily on both the financial and credit information of borrowers in its underwriting.  At December 31, 2009, the Bank held $73.2 million of loans in portfolio classified as small investment property loans, or approximately 2.2% of the gross loan portfolio, with a weighted average borrower FICO score of 712 and a weighted average loan-to-value ratio of 63%.

One- to Four-Family Residential and Cooperative Apartment Lending.   The Bank offers residential first and second mortgage loans secured primarily by owner-occupied, one- to four-family residences, including condominium and cooperative apartments.  The majority of one- to four-family residential loans in the Bank's loan portfolio were obtained through the Bank's acquisitions of Financial Federal Savings Bank in 1999 and Pioneer Savings Bank, F.S.B. in 1996.  The Bank originated $25.4 million of one- to four-family mortgages during the year ended December 31, 2009, including home equity and home improvement loans.  At December 31, 2009, $131.9 million, or 3.9%, of the Bank's loans consisted of one- to four-family residential and cooperative apartment loans.  The Bank currently sells all long-term one- to four-family loans to PHH.  Prior to entering into an origination assistance agreement with PHH in 2008, the Bank was a participating seller/servicer with FNMA, and generally underwrote its one- to four-family residential mortgage loans to conform with FNMA standards.

Although the collateral securing cooperative apartment loans is composed of shares in a cooperative corporation (i.e., a corporation whose primary asset is the underlying building) and a proprietary lease in the borrower's apartment, cooperative apartment loans are treated as one- to four-family loans.  The Bank's portfolio of cooperative apartment loans was $10.8 million, or 0.3% of total loans, as of December 31, 2009.  The Bank did not originate any cooperative unit loans during the year ended December 31, 2009.

For all one- to four-family loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower: (1) a credit report is reviewed; (2) income, assets, indebtedness and certain other information are reviewed; (3) if necessary, additional financial information is required of the borrower; and (4) an appraisal of the real estate intended to secure the proposed loan is obtained from an independent appraiser approved by the Board of Directors.  Loans underwritten by PHH similarly utilize these underwriting criteria (with the exception that the appraisals are completed by an appraiser who is part of a  rotating group certified by PHH).  The Bank generally sells its newly originated conforming fixed-rate one- to four-family mortgage loans with maturities in excess of 15 years.  One to four-family loans sold to PHH totaled $16.1 million during the year ended December 31, 2009.  As of December 31, 2009, the Bank's portfolio of one- to four-family fixed-rate mortgage loans serviced for others totaled $15.7 million.  The Bank does not retain servicing on loans sold to PHH.

Home Equity and Home Improvement Loans.  Home equity loans and home improvement loans, the majority of which are included in either one- to four-family or multifamily loans, are originated to a maximum of $500,000.  The combined balance of the first mortgage and home equity or home improvement loan may not exceed 75% of the appraised value of the collateral property at the time of origination of the home equity or home improvement loan.  On home equity and home improvement loans, the borrower pays an initial interest rate equal to the prime interest rate at the time of origination.  After six months, the interest rate adjusts and ranges from the prime interest rate to 100 basis points above the prime interest rate in effect at the time.  The interest rate on the loan can never fall below the rate at origination.  The combined outstanding balance of the Bank's home equity and home improvement loans was $37.7 million at December 31, 2009.

Equity Lines of Credit on Multifamily Residential and Commercial Real Estate Loans.  Equity credit lines are available on multifamily residential and commercial real estate loans.  These loans are underwritten in the same manner as first mortgage loans on these properties, except that the combined first mortgage amount and equity line are used to determine the loan-to-value ratio and minimum debt service coverage ratio.  The interest rate on multifamily residential and commercial real estate equity lines of credit generally ranges from 100 to 200 basis points above the prime rate with a floor rate, based upon the loan-to-value ratio of the combined first mortgage and equity line at the time of origination of the equity line of credit.  The outstanding balance of these equity loans (which are included in the $37.7 million of total outstanding home equity and home improvement loans discussed in the previous paragraph) was $20.8 million at December 31, 2009, on outstanding total lines of $46.2 million.

Construction Lending.  The Bank participates in various real estate construction loans.  All of these construction projects are located in the NYC metropolitan area, and in most instances, involve multifamily residential properties that are underwritten to support the permanent debt with rental units.  Although it has assumed up to 90% participation on some construction loan commitments, the Bank generally does not act as primary underwriting agent for any of these loans.  The Bank does, however, carefully review the underwriting of these construction loans and receives confirmation of the construction progress and engineering reports from the loan servicer prior to advancing funds.  During the year ended December 31, 2009, the Bank funded $10.9 million of construction advances on previously approved construction loans.  At December 31, 2009, the Bank had $4.4 million in unfunded construction loan commitments.

Land Acquisition Loans. In rare instances, the Bank funds the purchase of land by a borrower for either rehabilitation or development.  These loans require that the loan to value ratio not exceed 70% at origination, and require a separate construction or permanent loan to be negotiated by the borrower for any future development activity.  Land acquisition loans totaled $2.3 million at December 31, 2009.

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

Regulatory restrictions imposed on the Bank's lending activities limit the amount of credit that may be extended to any one borrower to 15% of unimpaired capital and unimpaired surplus. A single borrower may exceed the initial 15% limit, up to a final limit of 25%, if he or she secures the full amount of the outstanding loan balance in excess of the initial 15% limit with collateral in the form of cash or readily marketable securities that have a reliable and continuously available price quotation.  The Bank's highest individual borrower fell significantly below this limitation at December 31, 2009.  (See "Item 1.  Business - Regulation - Regulation of Federal Savings Associations - Loans to One Borrower'').

Asset Quality

General

At both December 31, 2009 and December 31, 2008, the Company had neither whole loans nor loans underlying MBS that would be considered subprime loans, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Notes 3 and 4 to the consolidated financial statements for a discussion of impaired investment securities and MBS.

Monitoring and Collection of Delinquent Loans

Management of the Bank reviews delinquent loans on a monthly basis and reports to its Board of Directors regarding the status of all non-performing and otherwise delinquent loans in the Bank's portfolio.

The Bank's loan servicing policies and procedures require that an automated late notice be sent to a delinquent borrower as soon as possible after a payment is ten days late in the case of multifamily residential or commercial real estate loans, or fifteen days late in connection with one- to four-family or consumer loans.  A second letter is sent to the borrower if payment has not been received within 30 days of the due date.  Thereafter, periodic letters are mailed and phone calls placed to the borrower until payment is received.  When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain the full payment due or negotiate a repayment schedule with the borrower to avoid foreclosure.

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

Generally, the Bank initiates foreclosure proceedings when a loan enters non-accrual status.  At some point during foreclosure proceedings, the Bank procures current appraisal information in order to prepare an estimate of the fair value of the underlying collateral.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is generally sold.  It is the Bank's general policy to dispose of non-accrual loans and Other Real Estate Owned ("OREO") properties as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating circumstances.

Non-accrual Loans

Within the Bank's portfolio, non-accrual loans totaled $11.3 million and $7.4 million at December 31, 2009 and December 31, 2008, respectively.  At December 31, 2009 compared to December 31, 2008, fourteen loans totaling $8.3 million were added to non-accrual status.  Partially offsetting this increase were nine loans totaling $4.3 million that were satisfied during the comparative period and thus removed from non-accrual status.  The difficulties experienced in both the national real estate and financial services marketplaces combined to adversely impact the metropolitan NYC area multifamily and commercial real estate markets during the year ended December 31, 2009.

Impaired Loans

A loan is considered impaired when it is probable that all contractual amounts due will not be collected in accordance with the terms of the loan. A loan is not deemed impaired, even during a period of delayed payment by the borrower, if the Bank ultimately expects to collect all amounts due, including interest accrued at the contractual rate.  Generally, the Bank considers non-accrual and troubled-debt restructured ("TDR") multifamily residential and commercial real estate loans, along with non-accrual one- to four-family loans exceeding $730,000, to be impaired. Non-accrual one-to four-family loans of $730,000 or less, as well as all consumer loans, are considered homogeneous loan pools and are not required to be evaluated individually for impairment.  Impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimated fair value of the collateral.  A reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses.

The recorded investment in loans deemed impaired was approximately $15.0 million, consisting of nineteen loans, at December 31, 2009, compared to $8.9 million, consisting of fifteen loans, at December 31, 2008.  During the year ended December 31, 2009, fifteen loans totaling $11.6 million were added to impaired status, while eleven loans totaling $5.5 million were removed from impaired status.  Of the $5.5 million removed from impaired status, $2.6 million represented a satisfaction that occurred during the period, and the remainder represented loans that were no longer deemed impaired due primarily to their continued performance in accordance with their contractual terms.  During the year ended December 31, 2008, fourteen loans totaling $8.5 million were added to impaired status, while five loans totaling $2.4 million were removed from impaired status. Of the $2.4 million removed from impaired status, $1.6 million represented transfers to OREO and $876,000 represented satisfactions.

At December 31, 2009, total impaired loans exceeded total non-accrual loans by $3.7 million due to a $1.0 million TDR loan tand four additional loans totaling $3.6 million that were near 90 days delinquent at December 31, 2009 and were deemed impaired despite being on accrual status, which were partially offset by twenty-six non-accrual loans totaling $851,000 which, while on non-accrual status, were not deemed impaired since they were either one- to four-family loans with individual outstanding balances of $730,000 or less or consumer loans.

TDRs

Under U.S. Generally Accepted Accounting Principles ("GAAP"), the Bank is required to account for certain loan modifications or restructurings as TDRs.  In general, the modification or restructuring of a loan constitutes a TDR if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Current OTS regulations require that TDRs remain classified as such until the loan is either repaid or returns to its original terms.  At December 31, 2009, the Bank had three loans totaling $5.3 million whose terms were modified in a manner that met the criteria for a TDR.  However, only one of these three loans, with an outstanding principal balance of $1.0 million, was classified as a TDR at December 31, 2009.  This previously non-accrual loan was restructured in December 2008, has fully complied with the provisions of the restructuring since inception, and was therefore reclassified from a non-accrual loan to an accrual status TDR during the year ended December 31, 2009. The two other modified loans at December 31, 2009, were non-accrual loans totaling $4.3 million that were modified during 2009 and would meet the criteria for a TDR should they fulfill the Bank's criteria for returning to accrual status. The Bank also entered into a modification agreement on five loans totaling $13.1 million in March 2010, which would meet the criteria for a TDR.  The Bank had no loans classified as TDRs at December 31, 2008.

OREO

 Property acquired by the Bank as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure is classified as OREO and recorded at the lower of the recorded investment in the related loan or the fair value of the property on the date of acquisition, with any resulting write down charged to the allowance for loan losses and any disposition expenses charged to expense. The Bank obtains a current appraisal on OREO as soon as practicable after it takes possession unless it has obtained a current appraisal during the foreclosure process.  The Bank owned five OREO properties with an aggregate recorded balance of $755,000 at December 31, 2009.  At December 31, 2008, the Bank owned one OREO property with a recorded balance of $300,000.  This property was sold in April 2009, with a $92,000 loss recognized on the sale.

The following table sets forth information regarding non-accrual loans, other non-performing assets, TDRs, and impaired loans at the dates indicated:

	At December 31,
	2009	2008	2007	2006	2005
Non-accrual Loans and Non-Performing Assets	(Dollars in Thousands)
One- to four-family	$371	$566	$11	$60	$317
Multifamily residential	5,885	776	2,236	1,655	384
Commercial real estate	3,070	3,439	577	1,859
Mixed-Use	1,935	2,590	-	-	-
Cooperative apartment	26	26	27	26	229
Other	7	5	5	6	28
Total non-accrual loans	11,294	7,402	2,856	3,606	958
Non-performing trust preferred securities	688
OREO	755	300	-	-	-
Total non-performing assets	12,737	7,702	2,856	3,606	958
Ratios:
Total non-accrual loans to total loans	0.33%	0.22%	0.10%	0.13%	0.04%
Total non-performing assets to total assets	0.32	0.19	0.08	0.11	0.03

TDRs and Impaired Loans
TDRs	$1,040	-	-	-	-
Impaired loans (1)	15,049	$8,900	$2,814	$3,514	$384

(1) See the discussion entitled "Impaired Loans" commencing on page F-12 for a reconciliation of non-accrual and impaired loans.

Non-performing assets approximated 4% of the combined balance of the Bank's tangible capital and allowance for loan losses at December 31, 2009, and have not exceeded 5% of this balance during the five year period ended December 31, 2009.

Other Potential Problem Loans

Loans Delinquent 30 to 89 Days

The Bank had a total of 38 real estate loans, totaling $29.5 million, delinquent between 30 and 89 days at December 31, 2009, a net increase of $23.7 million compared to 43 such loans totaling $5.2 million, at December 31, 2008.  The 30 to 89 day delinquent levels fluctuate monthly, and are generally considered a less accurate indicator of credit quality trends than non-accrual loans.  However, given the challenges facing the NYC area real estate market at December 31, 2009, it is anticipated that 30-89 day delinquencies will remain above their December 31, 2008 level for the foreseeable future.

A substantial portion of the $29.5 million of loans delinquent between 30 and 89 days as of December 31, 2009 was comprised of five loans to one borrower totaling $13.2 million.  These loans, secured by five residential apartment buildings located in the Bronx, New York, were assumed by a new borrower during 2009 and were current as recently as September 30, 2009.  However, due to tenant conflicts arising from the previous owner/borrower, the current owner has encountered difficulty in collecting rental income sufficient to service the loans.  This setback, which appears to be temporary, resulted in the Bank internally designating the loans Substandard at December 31, 2009.  The borrower continues to work toward an expeditious resolution of all tenant disputes, and the Bank believes that the underlying collateral will provide sufficient income for the borrower to service the loans once the tenant disputes have been effectively resolved.

Non-TDR Loan Modifications Entered Into During 2009

At December 31, 2009, the Bank had eight loans totaling $28.5 million that were mutually modified with the borrowers.  Based upon the terms of the modification agreement and the respective borrowers ongoing payment commitments, these modifications were not deemed to meet the criteria for TDRs.  While all of these loans were effectively current at December 31, 2009, concerns surrounding the tenant status of the underlying collateral properties were a factor in the decision to enter into the modification agreements.

Construction Loans Past Maturity

At December 31, 2009, the Bank had participation interests in three construction loans totaling $14.6 million that were past their initial contractual maturity.  While all three of these loans continued to pay interest based upon their contractual terms at December 31, 2009, the outstanding principal balance of two of the three construction loans are not currently expected to be satisfied during 2010.  The Bank will continue to work with the remaining participating banks toward obtaining satisfaction on these two outstanding loans.  The remaining construction loan is currently expected to be repaid in full during 2010.

Problem Loans Serviced for FNMA Subject to a First Loss Position

The Bank services a pool of multifamily loans sold to FNMA with an outstanding principal balance of $437.8 million at December 31, 2009.  This pool is subject to recourse in the form of a first loss position ("First Loss Position") totaling $20.2 million at December 31, 2009.  Within this pool of loans, five loans totaling $14.2 million were 90 days or more delinquent at December 31, 2009.  All five of these loans were made to related entities. The collateral underlying these mortgage loans are five multifamily residential properties located in Essex County, New Jersey.  The Bank has recently entered into an agreement for the sale of these five loans, subject to the Bank re-acquiring the loans from FNMA, which is expected to close during the second quarter of 2010.  The Bank has further identified an additional $3.6 million of delinquent potential problem loans within the pool.  On all of the problem loans serviced for FNMA, the Bank is seeking various potential remedies including modification and loan sale.  Under the terms of the servicing agreement with FNMA, the Bank is obligated to fund FNMA all monthly principal and interest payments under the original terms of the loans until the earlier of the following events: (i) the Bank re-acquires the loan from FNMA; or (ii) the loans have either been fully satisfied or enter OREO status.  The Bank is additionally required to indemnify FNMA for any further losses (as defined in the sale agreement) in connection with the FNMA-serviced portfolio until the earlier of either (i) or (ii).  (See Note 6 to the consolidated financial statements).  Under the terms of the contractual agreement with FNMA, the aggregate loss of principal and/or interest incurred by the Bank on this pool of serviced loans cannot exceed the total First Loss Position.  The Bank has previously repurchased, and may continue to repurchase, loans sold to FNMA with recourse exposure that become 90 or more days delinquent subsequent to the sale.  Such repurchases are typically performed in order to expedite resolution of the loan.

Allowance for Loan Losses

GAAP requires the Bank to maintain an appropriate allowance for loan losses.  The Bank maintains a Loan Loss Reserve Committee charged with, among other functions, responsibility for monitoring the appropriateness of the loan loss reserve. The Loan Loss Reserve Committee's findings, along with recommendations for changes to loan loss reserve provisions, if any, are reported directly to the Bank's senior management and Board of Directors.  The following table sets forth activity in the Bank's allowance for loan losses at or for the dates indicated:

	At or for the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Total loans outstanding at end of period (1)	$3,395,675	$3,291,505	$2,877,025	$2,703,673	$2,612,095
Average total loans outstanding (1)	$3,287,445	$3,090,032	$2,777,220	$2,651,601	$2,535,574
Allowance for loan losses:
Balance at beginning of period	$17,454	$15,387	$15,514	$15,785	$15,543
Provision for loan losses	13,152	2,006	240	240	340
Charge-offs
Multifamily residential	(7,266)	(501)	-	-	-
Commercial real estate	(1,220)	(85)	-	-	-
One- to four-family	(498)	-	-	(2)	-
FHA/VA insured	-	-	-	-	-
Cooperative apartment	-	-	-	-	-
Other	(28)	(26)	(28)	(48)	(76)
Total charge-offs	(9,012)	(612)	(28)	(50)	(76)
Recoveries	19	29	19	23	31
Reserve for loan commitments transferred (to) from other liabilities	(108)	644	(358)	(484)	(53)
Balance at end of period	$21,505	$17,454	$15,387	$15,514	$15,785
Allowance for loan losses to total loans at end of period	0.63%	0.53%	0.53%	0.57%	0.60%
Allowance for loan losses to total non-performing loans at end of period	190.41	235.80	538.76	430.23	1,647.70
Allowance for loan losses to total non-performing loans and TDRs at end of period	174.36	235.80	538.76	430.23	1,647.70
Ratio of net charge-offs to average loans outstanding during the period	0.27%	0.02%	-	-	-

(1)	Total loans represent gross loans (including loans held for sale), net of deferred loan fees and discounts.

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

        The allowance for loan losses was $21.5 million at December 31, 2009 compared to $17.5 million at December 31, 2008. During the year ended December 31, 2009, the Bank recorded a provision of $13.2 million to the allowance for loan losses.   In addition, at December 31, 2009 the Bank re-designated $108,000 of its allowance for loan losses to its reserves on loan origination commitments outstanding at December 31, 2009.  The Bank also recorded net charge-offs of $9.0 million during the year ended December 31, 2009.  The Bank did not make any changes to its major assumptions underlying the determination of its allowance for loan losses during the year ended December 31, 2009.  Both the provision and the increase in the allowance for loan losses during the year ended December 31, 2009 primarily reflected the following items: 1) the increase in non-accrual and other problem loans from December 31, 2008 to December 31, 2009, coupled with deteriorating conditions in the Bank's local real estate marketplace that resulted in a higher level of estimated loan loss reserves on these non-accrual and other problem loans; 2) the growth in the Bank's loan portfolio that occurred during the year ended December 31, 2009; and 3) the deterioration in the overall real estate market in the NYC metropolitan area that occurred late in 2008, particularly in relation to commercial and office building properties resulted in higher expected loss allocations being applied on all loans in the determination of the allowance for loan losses during the year ended December 31, 2009 than were applied at December 31, 2008.

The following table sets forth the Bank's allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated:

	At December 31,
	2009		2008		2007		2006		2005
	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)
	(Dollars in Thousands)
Impaired loans	$1,943	0.44%	$1,056	0.27%	$348	0.10%	$351	0.13%	$38	0.01%
Multifamily residential	12,457	69.88	10,583	68.08	9,381	67.72	8,948	68.62	10,137	71.75
Commercial real estate	4,898	24.43	4,695	25.65	4,449	25.31	5,208	24.61	4,759	22.10
One-to four- family	954	3.53	306	3.97	347	4.86	496	5.43	496	5.20
Cooperative apartment	93	0.32	95	0.35	33	0.21	45	0.27	59	0.39
Construction and land acquisition	1,130	1.31	680	1.61	764	1.72	392	0.86	196	0.46
Other	30	0.09	39	0.07	65	0.08	74	0.08	100	0.09
Total	$21,505	100.00%	$17,454	100.00%	$15,387	100.00%	$15,514	100.00%	$15,785	100.00%

(1)	Total loans represent gross loans less FHA and VA guaranteed loans.

Reserve Liability on the First Loss Position on Multifamily Loans Serviced for FNMA

The Bank has recourse exposure under the First Loss Position associated with multifamily loans that it sold to FNMA between December 2002 and February 2009, and maintains a related reserve liability. The reserve liability reflects the estimate of losses that are deemed probable related to this pool of loans at each period end.  In determining the estimate of probable losses, the Bank utilizes a methodology similar to the calculation of its allowance for portfolio loan losses.  For all performing loans within the FNMA serviced pool, the reserve recognized is the present value of the estimated losses calculated based upon the historical loss experience for comparable multifamily loans owned by the Bank.  For problem loans within the pool, the estimated losses are determined in a manner consistent with impaired or classified loans within the Bank's loan portfolio.

The following is a summary of the aggregate balance of multifamily loans serviced for FNMA, the period-end balance of the First Loss Position associated with these loans, and activity related to the reserve liability:

	At or for the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Outstanding balance of multifamily loans serviced for FNMA at period end	$437,805	$519,831	$535,793	$494,770	$386,781
Total First Loss Position at end of period	20,2461	21,865	20,409	18,495	15,564
Reserve Liability on the First Loss Position
Balance at beginning of period	$5,573	$2,436	$2,223	$1,771	$1,543
Additions for loans sold during the period 2	15	101	213	452	228
Provision for losses on problem loans2	3,303	3,946	-	-	-
Transfer to reduction of Bank loan balance for serviced loans re-acquired by the Bank	(3,545)	-	-	-	-
Charge-offs	(973)	(910)	-	-	-
Balance at period end	$4,373	$5,573	$2,436	$2,223	$1,771
1 The Bank has filed additional claims for losses incurred approximating $1.5 million that it expects to be approved by FNMA, and, once approved, would reduce the First Loss Position balance during 2010.
2 Amount recognized as a portion of mortgage banking income during the period.

Reserve for Loan Commitments

At December 31, 2009, the Bank maintained a reserve of $680,000 associated with loan commitments accepted by the borrower at December 31, 2009.  This reserve is determined based upon the historical loss experience of similar loans owned by the Bank at each period end.  Any increases in this reserve are achieved via a transfer of reserves from the Bank's allowance for loan losses, with any subsequent resulting shortfall in the allowance for loan losses satisfied through the quarterly provision for loan losses.  Any decreases in the loan commitment reserve are recognized as a transfer of reserve balances back to the allowance for loans losses at each period end.

Investment Activities

Investment Strategies of the Holding Company.  At December 31, 2009, the Holding Company's principal asset was its $349.7 million investment in the Bank's common stock.  Other Holding Company investments are intended primarily to provide future liquidity which may be utilized for general business activities.  These may include, but are not limited to: (1) purchases of the Holding Company's common stock into treasury; (2) repayment of principal and interest on the Holding Company's $25.0 million subordinated note obligation and $70.7 million trust preferred securities borrowing; (3) subject to applicable dividend restriction limitations, the payment of dividends on the Holding Company's common stock; and/or (4) investments in the equity securities of other financial institutions and other investments not permitted to the Bank.  The Holding Company's investment policy calls for investments in relatively short-term, liquid securities similar to those permitted by the securities investment policy of the Bank.  The Holding Company cannot assure that it will engage in any of these activities in the future.

Investment Policy of the Bank.   The investment policy of the Bank, which is adopted by its Board of Directors, is designed to help achieve the Bank's overall asset/liability management objectives while complying with applicable OTS regulations.  Generally, when selecting investments for the Bank's portfolio, the policy emphasizes principal preservation, liquidity, diversification, short maturities and/or repricing terms, and a favorable return on investment. The policy permits investments in various types of liquid assets, including obligations of the U.S. Treasury and federal agencies, investment grade corporate debt, various types of MBS, commercial paper, certificates of deposit ("CDs") and overnight federal funds sold to financial institutions.  The Bank's Board of Directors periodically approves all financial institutions to which the Bank sells federal funds.

Investment strategies are implemented by the Asset and Liability Committee ("ALCO"), which is comprised of the Chief Financial Officer, Chief Investment Officer, Treasurer and other senior officers.  The strategies take into account the overall composition of the Bank's balance sheet, including loans and deposits, and are intended to protect and enhance the Bank's earnings and market value, and effectively manage both interest rate risk and liquidity.  The strategies are reviewed monthly by the ALCO and reported regularly to the Board of Directors.

The Holding Company or the Bank may, with respective Board approval, engage in hedging transactions utilizing derivative instruments.  During the years ended December 31, 2009 and 2008, neither the Holding Company nor the Bank held any derivative instruments or embedded derivative instruments that required bifurcation.

MBS.  MBS provide the portfolio with investments offering desirable repricing, cash flow and credit quality characteristics. MBS yield less than the loans that underlie the securities as a result of the cost of payment guarantees and credit enhancements which reduce credit risk to the investor.  Although MBS guaranteed by federally sponsored agencies carry a reduced credit risk compared to whole loans, such securities remain subject to the risk that fluctuating interest rates, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such loans and thus affect both the prepayment speed and value of such securities.  MBS, however, are more liquid than individual mortgage loans and may readily be used to collateralize borrowings.  The MBS portfolio also provides the Holding Company and the Bank with important interest rate risk management features, as the entire portfolio provides monthly cash flow for re-investment at current market interest rates.  At December 31, 2009 and 2008, respectively, all MBS owned by the Company possessed the highest possible investment credit rating, with the exception of one privately issued MBS in the Bank’s portfolio with book and market values at December 31, 2009 totaling $3.3 million and $2.8 million, respectively. This security, which possessed the highest possible investment credit rating at December 31, 2008, was downgraded to sub-investment grade by the rating agencies during 2009 due to deteriorating conditions in the national real estate market. Current credit ratings on this security range from CC to Ba1. Despite the downgrade, this security continues to perform in accordance with its contractual terms.

The Company's consolidated investment in MBS totaled $224.7 million, or 5.7% of total assets, at December 31, 2009, the majority of which was owned by the Bank.  Approximately 71% of the MBS portfolio was comprised of pass-through securities guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Agency ("GNMA") or FNMA.  At December 31, 2009, this portion of the portfolio was comprised of $99.2 million of FHLMC or FNMA securities with fixed periods of five, seven or ten years which then reset annually thereafter, $58.0 million of seasoned fixed-rate FNMA or FHLMC pass-through securities with an average estimated duration approximating 3.2 years, $942,000 of GNMA ARM pass-through securities with a weighted average term to next rate adjustment of less than one year, and a $1.4 million FNMA 18-year balloon MBS.

At December 31, 2009, included in the MBS portfolio were $62.4 million in Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs") owned by the Bank.  All of the CMOs and REMICs were U.S agency guaranteed obligations, with the exception of one CMO that was issued by a highly rated private financial institution and was rated in the highest rating category by at least one nationally recognized rating agency at the time of purchase.  None of the CMOs and REMICs had stripped principal and interest components and all occupied priority tranches within their respective issues.  As of December 31, 2009, the aggregate fair value of the agency guaranteed CMOs and REMICs exceeded their cost basis by $1.6 million.  The fair value of the private financial institution-issued CMO approximated its cost basis at December 31, 2009.

GAAP requires that investments in equity securities have readily determinable fair values and that investments in debt securities be classified in one of the following three categories and accounted for accordingly:  trading securities, securities available-for-sale or securities held-to-maturity.  Neither the Holding Company nor the Bank owned any securities classified as trading securities during the twelve months ended December 31, 2009.  Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders' equity referred to as accumulated other comprehensive loss, net of deferred taxes.  At December 31, 2009, the Holding Company and the Bank owned, on a combined basis, $267.9 million of securities classified as available-for-sale, which represented 6.8% of total assets. Based upon the size of the available-for-sale portfolio, future variations in the market value of the available-for-sale portfolio could result in fluctuations in the Company's consolidated stockholders' equity.

The Company typically classifies MBS as available-for-sale in recognition of the greater prepayment uncertainty associated with these securities, and carries them at fair market value.  The fair value of MBS available-for-sale (including CMOs and REMICs) was $7.7 million above their amortized cost at December 31, 2009.

The following table sets forth activity in the MBS portfolio for the periods indicated:

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
Amortized cost at beginning of period	$299,728	$164,503	$160,096
Purchases, net	-	183,849	37,992
Principal repayments	(82,129)	(48,155)	(33,329)
Premium amortization, net	(522)	(469)	(256)
Amortized cost at end of period	$217,077	$299,728	$164,503

Corporate Debt Obligations.  Both the Holding Company and the Bank may invest in investment-grade debt obligations of various corporations.  The Bank's investment policy limits new investments in corporate debt obligations to companies rated single ''A'' or better by one of the nationally recognized rating agencies at the time of purchase, and limits investments in any one corporate entity to the lesser of 1% of total assets or 10% of the Bank's stockholders' equity.

As of December 31, 2009, the Company’s investment in corporate debt obligations was comprised solely of eight securities with an aggregate remaining amortized cost of $19.5 million (based upon their purchase cost basis) that were secured primarily by the preferred debt obligations of a pool of U.S. banks (with a small portion secured by debt obligations of insurance companies).  All eight securities were designated as held-to-maturity at December 31, 2009.  From the Company’s initial investment through December 31, 2009, four of the eight pooled trust preferred securities had paid all contractual cash flows.  Two securities are experiencing a deferral of a portion of their respective quarterly interest payment, and another two securities are experiencing a deferral of their entire quarterly interest payment.

At December 31, 2009, in management’s judgment, the credit quality of the collateral pool underlying six of the eight securities had deteriorated to the point that full recovery of the Company’s initial investment was considered uncertain, thus resulting in recognition of other-than-temporary impairment ("OTTI") charges.  The aggregate OTTI charge recognized on these securities was $10.2 million at December 31, 2009, of which $5.8 million was determined to be attributable to credit related factors and $4.4 million was determined to be attributable to non-credit related factors. At December 31, 2009, five of the six securities had credit ratings ranging from  "CC" to "Caa1."  The sixth of these securities was rated "Ba3" by Moody’s at December 31, 2009.  The remaining two securities, which were not subject to OTTI charges as of December 31, 2009, had credit ratings from Moody’s ranging from Ba1 to Baa3 on that date.  At December 31, 2008, in management’s judgment, the credit quality of the collateral pool underlying two of the eight securities deteriorated to the point that full recovery of the Company’s initial investment was considered uncertain, thus resulting in recognition of OTTI charges.  The aggregate OTTI charge recognized on these securities was $3.2 million at December 31, 2008, all of which was determined to be attributable to credit related factors, as the Company had not yet adopted Financial Accounting Standards Board Accounting Standards Codification ("ASC") 320-10-65.  Upon adopting ASC 320-10-65 effective January 1, 2009, $2.3 million of this OTTI charge was transferred from credit related to non-credit related.  As a result, $1.2 million (the after-tax effect of the re-designation of $2.3 million of OTTI charges) was transferred from accumulated other comprehensive loss (making the accumulated other comprehensive loss larger) to retained earnings (increasing the retained earnings balance) in order to reflect the cumulative effect of adoption of ASC 320-10-65.  During the year ended December 31, 2009, the Company added pre-tax OTTI charges totaling $7.9 million on pooled trust preferred securities, of which $4.9 million was credit related and $3.0 million was non-credit related, and reduced non-credit OTTI by $867,000 for various adjustment items.  In accordance with GAAP, the credit-related OTTI was recognized in the Company's consolidated results of operations, while the non-credit OTTI was recognized as a component of other comprehensive income.

At December 31, 2009, the remaining aggregate amortized cost of pooled bank trust preferred securities that could be subject to future OTTI charges through earnings was $13.8 million.  Of this total, unrealized losses of $6.5 million have already been recognized as a component of accumulated other comprehensive loss.

Equity Investments. The Company's consolidated investment in equity securities totaled $5.1 million at December 31, 2009, comprised of various equity mutual funds.  At December 31, 2009, the aggregate fair value of these mutual fund investments was $1.3 million above their cost basis.  As of December 31, 2009, the Company had recognized an OTTI charge of $3.1 million on five actively-managed equity mutual fund investments.  This OTTI charge, which was fully recognized during the three months ended March 31, 2009, reflected both the significant deterioration in the U.S. and international equity markets at that time, as well as the extended duration of the decline.  From the period of recognition of the OTTI charge through December 31, 2009, the aggregate fair value of these mutual funds increased by $1.3 million.

The following table sets forth the amortized/historical cost and fair value of the total portfolio of investment securities and MBS by accounting classification and type of security, at the dates indicated:

	At December 31,
	2009		2008		2007
	Amortized/ Historical Cost (1)	Fair Value	Amortized/ Historical Cost (1)	Fair Value	Amortized/ Historical Cost	Fair Value
MBS	Dollars in Thousands
Available-for-Sale:
FHLMC pass through certificates	$112,033	$117,033	$144,688	$146,358	$31,174	$31,611
FNMA pass through certificates	40,105	41,615	55,526	56,569	12,677	12,646
GNMA pass through certificates	918	941	1,057	1,041	1,266	1,279
Private issuer MBS	3,267	2,784	4,474	4,138	-	-
Agency issued CMOs and REMICs	57,418	59,070	85,631	85,432	107,725	105,716
Private issuer CMOs and REMICs	3,336	3,330	8,352	7,813	11,661	11,512
Total MBS available-for-sale	217,077	224,773	299,728	301,351	164,503	162,764
Investment securities:
Held-to-Maturity:
Pooled trust preferred securities	$13,764	$5,330	$16,561	$9,082	-	-
Municipal agency	-	-	-	-	80	80
Total investment securities held-to-maturity	13,764	5,330	$16,561	$9,082	$80	$80
Available-for-Sale:
Federal agency obligations	36,900	36,732	1,035	1,036	-	-
Municipal agencies	-	-	9,931	10,133	9,951	10,028
Pooled trust preferred securities	-	-	-	-	17,177	16,955
Mutual funds	5,106	6,430	8,057	5,433	7,573	7,112
Total investment securities Available-for-Sale	42,006	43,162	19,023	16,602	34,701	34,095
Total investment securities	$55,770	$48,492	$35,584	$25,684	$34,781	$34,175

(1)
Amount is net of cumulative credit related OTTI totaling $5.8 million on pooled trust preferred securities held-to-maturity and $3.0 million on mutual funds available-for-sale at December 31, 2009 and $3.2 million on pooled trust preferred securities held-to-maturity at December 31, 2008.

Other than obligations of federal agencies and GSEs, neither the Holding Company nor the Bank had a combined investment in securities issued by any one entity in excess of the lesser of 1% of total assets or 10% of the Bank's stockholders' equity at December 31, 2009.  The following table presents the amortized cost, fair value and weighted average yield of available-for-sale investment securities and MBS (exclusive of equity investments) at December 31, 2009, categorized by remaining period to contractual maturity.

	Amortized Cost	Fair Value	Weighted Average Tax EquivalentYield
	(Dollars in Thousands)
MBS:
Due within 1 year	-	-	-
Due after 1 year but within 5 years	$3,356	$3,428	3.67%
Due after 5 years but within 10 years	77,910	80,504	4.20
Due after ten years	135,811	140,841	4.83
Total	217,077	224,773	4.59

Federal Agency obligations:
Due within 1 year	-	-	-
Due after 1 year but within 5 years	36,000	35,828	3.12
Due after 5 years but within 10 years	900	905	7.91
Due after ten years	-	-	-
Total	36,900	36,733	3.24

Total:
Due within 1 year	-	-	-
Due after 1 year but within 5 years	39,356	39,256	3.17
Due after 5 years but within 10 years	78,810	81,409	4.24
Due after ten years	135,811	140,841	4.83
Total	$253,977	$261,506	4.39%

With respect to MBS, the entire carrying amount of each security at December 31, 2009 is reflected in the above table in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments.  The investment policies of both the Holding Company and the Bank call for the purchase of only priority tranches when investing in MBS.  As a result, the weighted average duration of the Company's MBS approximated 2.5 years as of December 31, 2009 when giving consideration to anticipated repayments or possible prepayments, which is significantly less than their calculated average maturity in the table above.  FNMA and FHLMC both recently announced that, commencing in March 2010, they will purchase substantially all delinquent mortgage loans that are 120 days or more delinquent and underlie their respective fixed-rate or adjustable-rate issued MBS.  This action would likely result in a reduction in the weighted average duration in the MBS owned by the Company below their estimated 2.5 years as of December 31, 2009.

Sources of Funds

General.   The Bank’s primary sources of funds are deposits; loan amortization, prepayments and maturities; MBS amortization, prepayments and maturities; investment securities maturities and sales; advances from the FHLBNY; and REPOS.    From December 2002 through February 2009, the Bank also sold selected multifamily residential and mixed-use loans to FNMA.  The Bank also sells participations in multifamily residential loans to third party financial institutions, and all long-term, one- to four-family residential real estate loans to PHH.  The Company may additionally issue debt under appropriate circumstances.

Deposits.   The Bank offers a variety of deposit accounts possessing a range of interest rates and terms.  At December 31, 2009, the Bank offered, and presently offers, savings, money market, interest bearing and non-interest bearing checking accounts, and CDs. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition from other financial institutions and investment products. Traditionally, the Bank has relied upon direct and general marketing, customer service, convenience and long-standing relationships with customers to generate deposits.  The communities in which the Bank maintains branch offices have historically provided nearly all of its deposits. At December 31, 2009, the Bank had deposit liabilities of $2.22 billion, down $43.2 million from December 31, 2008 (See "Part II - Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources").  Within total deposits at December 31, 2009, $356.9 million, or 16.1%, consisted of CDs with a minimum denomination of one-hundred thousand dollars.  Individual Retirement Accounts totaled $188.7 million, or 8.5% of total deposits, on that date.

The Bank is authorized to accept brokered CDs up to an aggregate limit of $120.0 million.  At December 31, 2009 and 2008, the Bank had no brokered CDs.

The following table presents the deposit activity of the Bank for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
Deposits	$2,647,960	$3,158,031	$3,098,739
Withdrawals	2,733,967	3,137,956	3,003,034
(Withdrawals greater than Deposits) Deposits greater than Withdrawals	$(86,007)	$20,075	$95,705
Interest credited	42,792	59,978	75,761
Total (decrease) increase in deposits	$(43,215)	$80,053	$171,466

At December 31, 2009, the Bank had $356.9 million in CDs with a minimum denomination of one-hundred thousand dollars as follows:

Maturity Date	Amount	Weighted Average Rate
(Dollars in Thousands)
Within three months	$37,124	1.89%
After three but within six months	55,729	1.96
After six but within twelve months	126,944	2.06
After 12 months	137,110	3.04
Total	$356,907	2.40%

The following table sets forth the distribution of the Bank's deposit accounts and the related weighted average interest rates at the dates indicated:

	At December 31, 2009			At December 31, 2008			At December 31, 2007
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
	(Dollars in Thousands)
Savings accounts	$302,340	13.64%	0.27%	$270,321	11.96%	0.57%	$274,067	12.57%	0.55%
CDs	985,053	44.44	2.21	1,153,166	51.02	3.69	1,077,087	49.41	4.61
Money market accounts	708,578	31.96	0.93	633,167	28.02	2.63	678,759	31.14	4.04
Interest bearing checking accounts	114,416	5.16	0.67	112,687	4.99	2.10	58,414	2.68	2.28
Non-interest bearing checking accounts	106,449	4.80	-	90,710	4.01	-	91,671	4.20	0.15
Totals	$2,216,836	100.00%	1.35%	$2,260,051	100.00%	2.79%	$2,179,998	100.00%	3.59%

The weighted average maturity of the Bank's CDs at December 31, 2009 was 15.5 months, compared to 8.8 months at December 31, 2008.  The following table presents, by interest rate ranges, the dollar amount of CDs outstanding at the dates indicated and the period to maturity of the CDs outstanding at December 31, 2009:

	Period to Maturity at December 31, 2009
Interest Rate Range	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at December 31, 2009	Total at December 31, 2008	Total at December 31, 2007
(Dollars in Thousands)
2.00% and below	$427,743	$55,581	-	-	$483,324	$40,930	$21,824
2.01% to 3.00%	79,850	130,731	4,929	-	215,510	237,070	21,927
3.01% to 4.00%	108,291	31,420	95,163	-	234,874	504,395	230,593
4.01% to 5.00%	11,698	5,100	33,265	-	50,063	354,252	509,360
5.01% and above	1,198	84	-	-	1,282	16,519	293,383
Total	$628,780	$222,916	$133,357	$-	$985,053	$1,153,166	$1,077,087

Borrowings.   The Bank has been a member and shareholder of the FHLBNY since 1980. One of the privileges offered to FHLBNY shareholders is the ability to secure advances from the FHLBNY under various lending programs at competitive interest rates.  The Bank's borrowing line equaled $1.37 billion at December 31, 2009.

The Bank had FHLBNY advances totaling $1.01 billion and $1.02 billion at December 31, 2009 and 2008, respectively.  The Bank maintained sufficient collateral, as defined by the FHLBNY (principally in the form of real estate loans), to secure such advances.

REPOS totaled $230.0 million at both December 31, 2009 and 2008.  REPOS involve the delivery of securities to broker-dealers as collateral for borrowing transactions. The securities remain registered in the name of the Bank, and are returned upon the maturities of the agreements. Funds to repay the Bank's REPOS at maturity are provided primarily by cash received from the maturing securities.

Presented below is information concerning REPOS and FHLBNY advances for the periods presented:

REPOS:
	At or for the Year Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
Balance outstanding at end of period	$230,000	$230,000	$155,080
Average interest cost at end of period	4.32%	4.32%	4.53%
Average balance outstanding during the period	$230,000	$227,764	$132,685
Average interest cost during the period	4.38%	3.80%	4.11%
Carrying value of underlying collateral at end of period	$240,672	$251,744	$163,116
Estimated fair value of underlying collateral	$248,694	$251,744	$163,116
Maximum balance outstanding at month end during period	$230,000	$265,000	$155,160

FHLBNY Advances:
	At or for the Year Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
Balance outstanding at end of period	$1,009,675	$1,019,675	$706,500
Average interest cost at end of period	3.49%	3.85%	4.07%
Weighted average balance outstanding during the period	$958,538	$877,651	$520,972
Average interest cost during the period	3.89%	4.00%	4.30%
Maximum balance outstanding at month end during period	$1,009,675	$1,066,675	$706,500

Subsidiary Activities

In addition to the Bank, the Holding Company's direct and indirect subsidiaries consist of eight wholly-owned corporations, two of which are directly owned by the Holding Company and six of which are directly owned by the Bank. Havemeyer Equities Inc., a corporation formerly owned by the Bank, was dissolved in 2007.  The following table presents an overview of the Holding Company's subsidiaries, other than the Bank, as of December 31, 2009:

Subsidiary	Year/ State of Incorporation	Primary Business Activities
Direct Subsidiaries of the Holding Company:
842 Manhattan Avenue Corp.	1995/ New York	Management and ownership of real estate. Currently inactive.
Dime Community Capital Trust I	2004/ Delaware	Statutory Trust (1)
Direct Subsidiaries of the Bank:
Boulevard Funding Corp.	1981 / New York	Management and ownership of real estate
Dime Insurance Agency Inc. (f/k/a Havemeyer Investments, Inc.)	1997 / New York	Sale of non-FDIC insured investment products
DSBW Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in multifamily residential and commercial real estate loans
DSBW Residential Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in one- to four-family real estate loans
Dime Reinvestment Corporation	2004 / Delaware	Community Development Entity. Currently inactive.
195 Havemeyer Corp.	2008 / New York	Management and ownership of real estate

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

Personnel

As of December 31, 2009, the Company had 359 full-time employees and 74 part-time employees.  The employees are not represented by a collective bargaining unit, and the Holding Company and all of its subsidiaries consider their relationships with their employees to be good.

Federal, State and Local Taxation

Federal Taxation

The following is a general description of material tax matters and does not purport to be a comprehensive review of the tax rules applicable to the Company.

General.  The Company was last audited by the Internal Revenue Service ("IRS") for its taxable year ended December 31, 1988.  For federal income tax purposes, the Company files a consolidated income tax return on a December 31st fiscal year basis using the accrual method of accounting and is subject to federal income taxation in the same manner as other corporations with some exceptions, including, particularly, the Bank's tax reserve for bad debts, discussed below.

Tax Bad Debt Reserves.  The Bank, as a "large bank" under IRS classifications (i.e., one with assets having an adjusted basis in excess of $500 million), is: (i) unable to make additions to its tax bad debt reserve, (ii) permitted to deduct bad debts only as they occur, and (iii) required to recapture (i.e., take into income) over a multi-year period a portion of the balance of its tax bad debt reserves as of June 30, 1996.  At the time of enactment of the recapture requirement, the Bank had already provided a deferred income tax liability for the post 1987 increase to the bad debt reserve for financial reporting purposes.  There was thus no adverse impact to the Bank's financial condition or results of operations as a result of the legislation.

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

An amount based on the total non-dividend distributions paid will be included in the Bank's taxable income in the year of distribution.  The amount of additional taxable income created from a non-dividend distribution is the amount that, when reduced by the amount of the tax attributable to this income, is equal to the amount of the distribution. Thus, assuming a 35% federal corporate income tax rate, approximately one and one-half times the amount of such distribution (but not in excess of the amount of the above-mentioned reserves) would be includable in income for federal income tax purposes. (See "Item 1 – Business - Regulation - Regulation of Federal Savings Associations - Limitation on Capital Distributions," for a discussion of limits on the payment of dividends by the Bank). The Bank does not intend to make distributions that would result in a recapture of any portion of its base year tax bad debt reserves.  Dividends paid out of current or accumulated earnings and profits will not be included in the Bank's income.

Corporate Alternative Minimum Tax. The Bank's federal rate for the year ended December 31, 2009 was 35% of taxable income.  The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is adjusted by determining the tax treatment of certain items in a manner that negates the deferral or deduction of income resulting from the customary tax treatment of those items. Thus, the Bank's AMTI is increased by 75% of the amount by which the Bank's adjusted current earnings exceed its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses).

State and Local Taxation

State of New York. The Company is subject to New York State ("NYS") franchise tax based on one of several alternative methods, whichever results in the greatest tax.  These methods are as follows: 1) entire net income, which is federal taxable income with adjustments; 2) .01% of assets; or 3) the alternative minimum tax of 3% (after the exclusion of certain preferential items).

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

The statutory NYS tax rate for the year ended December 31, 2009 approximated 8.63% of taxable income.  This rate included a metropolitan commuter transportation district surcharge.

City of New York.  The Holding Company and the Bank are both subject to a NYC banking corporation tax based on one of several methods, whichever results in the greatest tax.   These methods are as follows: 1) entire net income allocated to NYC, which is federal taxable income with adjustments; 2) .01% of assets; or 3) the alternative minimum tax of 3% (after the exclusion of certain preferential items).

NYC generally conforms its tax law to NYS tax law in the determination of taxable income (including the laws relating to tax bad debt reserves).  NYC tax law, however, did not allow a deduction for the carryover of a net operating loss of a banking company.  However, as a result of a change to the NYC tax law, net operating losses incurred in tax years after 2008 may be carried over.

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

Temporary Liquidity Guarantee Program.  On November 21, 2008, the Federal Deposit Insurance Corporation ("FDIC") adopted the Temporary Liquidity Guarantee Program (“TLGP”) pursuant to its authority to prevent “systematic risk” in the U.S banking system. It was adopted as an initiative to counter the system-wide crisis in the nation’s financial sector.  Under the TLGP, the FDIC guaranteed certain senior unsecured debt issued by participating institutions before October 31, 2009 and maturing on or before December 31, 2012.  On October 20, 2009, the FDIC established a limited, six-month emergency guarantee facility upon expiration of the TLGP.  Under this emergency guarantee facility, certain participating entities can apply to the FDIC for permission to issue FDIC-guaranteed debt during the period October 31, 2009 through April 30, 2010.  In addition, the FDIC will fully insure non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions through June 30, 2010.  The Company elected not to participate in the TLGP.

It is unclear what impact the current existence and phase out of the Emergency Economic Stabilization Act of 2008 ("EESA"), TARP Capital Purchase Program, TLGP, other previously announced liquidity and funding initiatives of the Federal Reserve and other agencies, and any additional programs that may be initiated in the future will have on the financial markets and the other difficulties described above, including the current levels of volatility and limited credit availability, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further negative effects could have an adverse impact on the Company and its business.

Proposed Financial Regulatory Reforms.   On December 11, 2009, the House of Representatives passed H.R. 4173, the Wall Street Reform and Consumer Protection Act of 2009 (“Reform Bill”). The Reform Bill is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises. The Reform Bill, among other actions, creates three new governmental agencies: the Financial Services Oversight Council, the Federal Insurance Office and the Consumer Financial Protection Agency (“CFPA”). The CFPA will have the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations.  In addition, the Reform Bill amends the Home Owners Loan Act to establish a Division of Thrift Supervision (“Division”) within the Office of the Comptroller of the Currency and to abolish the OTS and transfer its functions and personnel to the Division.  The Reform Bill preserves the federal thrift charter for thrifts such as the Bank.  Most significantly for the Company, the Reform Bill contains provisions which would result in thrift holding companies, such as the Holding Company, becoming bank holding companies subject to consolidated capital requirements, Bank Holding Company Act limitations and supervision by the Board of Governors of the Federal Reserve System (“FRB”).  Similar legislation is currently under consideration by the Senate’s Banking Committee.  The Senate’s proposed legislation also contemplates elimination of the federal thrift charter with federal thrifts being regulated by a proposed  new federal banking agency.  The exact requirements and timing of any final legislation cannot be determined at this time.

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

Loans to One Borrower.   Under HOLA, savings associations are generally subject to limits on loans to one borrower identical to those imposed on national banks. Generally, pursuant to these limits, a savings association may not advance a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and unimpaired surplus. Additional amounts may be advanced, not in excess of 10% of unimpaired capital and unimpaired surplus, if such loans or extensions of credit are fully secured by cash or readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2009, the Bank's limit on loans to one borrower was $44.9 million.  The Bank's largest aggregate amount of loans to one borrower on that date was $40.9 million and the second largest borrower had an aggregate loan balance of $36.8 million.

      QTL Test.  HOLA requires savings associations to satisfy a QTL test.  A savings association may satisfy the QTL test by maintaining at least 65% of its ''portfolio assets'' in certain ''qualified thrift investments'' during at least nine months of the most recent twelve-month period. ''Portfolio assets'' means, in general, an association's total assets less the sum of: (i) specified liquid assets up to 20% of total assets, (ii) certain intangibles, including goodwill, credit card relationships and purchased MSR, and (iii) the value of property used to conduct the association's business. ''Qualified thrift investments'' include various types of loans made for residential and housing purposes; investments related to such purposes, including certain mortgage-backed and related securities; and small business, education, and credit card loans.  A savings association may additionally satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Code.  At December 31, 2009, the Bank maintained 71.3% of its portfolio assets in qualified thrift investments. The Bank also satisfied the QTL test in each month during 2009, and, therefore, was a QTL.

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

The table below presents the Bank's regulatory capital compared to OTS regulatory capital requirements:

	As of December 31, 2009
	Actual		Minimum Capital Requirement
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tangible	$294,808	7.59%	$58,229	1.5%
Leverage Capital	294,808	7.59	155,279	4.0
Total Risk-based capital	301,731	11.28	213,968	8.0

The following is a reconciliation of GAAP capital to regulatory capital for the Bank:

	At December 31, 2009
	Tangible Capital	Leverage Capital	Total Risk-Based Capital
	(Dollars in Thousands)
GAAP capital	$344,905	$344,905	$344,905
Non-allowable assets:
MSR	(279)	(279)	(279)
Accumulated other comprehensive loss	5,820	5,820	5,820
Goodwill	(55,638)	(55,638)	(55,638)
Tier 1 risk-based capital	294,808	294,808	294,808
Adjustment for recourse provision on loans sold	-	-	(15,263)
General regulatory valuation allowance	-	-	22,185
Total (Tier 2) risk based capital	294,808	294,808	301,731
Minimum capital requirement	58,229	155,279	213,968
Regulatory capital excess	$236,579	$139,529	$87,763

Advisory on Interest Rate Risk Management.  In January 2010, the OTS and other federal bank regulatory agencies (“Agencies”) released an Advisory on Interest Rate Risk Management (the "IRR Advisory") to remind institutions of the supervisory expectations regarding sound practices for managing interest rate risk ("IRR").  While some degree of IRR is inherent in the business of banking, the Agencies expect institutions to have sound risk management practices in place to measure, monitor and control IRR exposures, and IRR management should be an integral component of an institution’s risk management infrastructure.  The Agencies expect all institutions to manage their IRR exposures using processes and systems commensurate with their earnings and capital levels, complexity, business model, risk profile and scope of operations, and the IRR Advisory reiterates the importance of effective corporate governance, policies and procedures, risk measuring and monitoring systems, stress testing, and internal controls related to the IRR exposures of institutions.

The IRR Advisory encourages institutions to use a variety of techniques to measure IRR exposure which include simple maturity gap analysis, income measurement and valuation measurement for assessing the impact of changes in market rates as well as simulation modeling to measure IRR exposure.  Institutions are encouraged to use the full complement of analytical capabilities of their IRR simulation models.  The IRR Advisory also reminds institutions that stress testing, which includes both scenario and sensitivity analysis, is an integral component of IRR management.  The IRR Advisory indicates that institutions should regularly assess IRR exposures beyond typical industry conventions, including changes in rates of greater magnitude (e.g., up and down 300 and 400 basis points as compared to the generally used up and down 200 basis points) across different tenors to reflect changing slopes and twists of the yield curve.

The IRR Advisory emphasizes that effective IRR management not only involves the identification and measurement of IRR, but also provides for appropriate actions to control this risk.  The adequacy and effectiveness of an institution’s IRR management process and the level of its IRR exposure are critical factors in the Agencies’ evaluation of an institution’s sensitivity to changes in interest rates and capital adequacy.

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

Liquidity.   Pursuant to OTS regulations, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation (See "Part II - Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further discussion).  At December 31, 2009, the Bank satisfied all such liquidity requirements.

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

Transactions with Related Parties.   The Bank's authority to engage in transactions with its ''affiliates'' is limited by OTS regulations, Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act (''FRA''), Regulation W issued by the FRB, as well as additional limitations adopted by the Director of the OTS.  OTS regulations regarding transactions with affiliates conform to Regulation W.  These provisions, among other matters, prohibit, limit or place restrictions upon a savings institution extending credit to, or entering into certain transactions with, its affiliates, which, for the Bank, would include the Holding Company, principal shareholders, directors and executive officers.

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

  In 2006, the OTS adopted guidance entitled "Concentrations in Commercial Real Estate (CRE) Lending, Sound Risk Management Practices" (the "CRE Guidance"), to address concentrations of commercial real estate loans in savings associations.  The CRE Guidance reinforces and enhances the OTS existing regulations and guidelines for real estate lending and loan portfolio management, but does not establish specific commercial real estate lending limits.  Rather, the CRE Guidance seeks to promote sound risk management practices that will enable savings associations to continue to pursue commercial real estate lending in a safe and sound manner.  The CRE Guidance applies to savings associations with an accumulation of credit concentration exposures and asks that the associations quantify the additional risk such exposures may pose.  Such quantification should include the stratification of the commercial real estate portfolio by, among other qualities, property type, geographic market, tenant concentrations, tenant industries, developer concentrations and risk rating.  In addition, an institution should perform periodic market analyses for the various property types and geographic markets represented in its portfolio.  Further, an institution with commercial real estate concentration risk should also perform portfolio level stress tests or sensitivity analysis to quantify the impact of changing economic conditions on asset quality, earnings and capital.  In January 2010, the Bank implemented a lending policy, which limits the Bank's aggregate exposure to commercial real estate loans (i.e., loans where income produced by the collateral is less than 50% from residential sources, construction loans and land loans) to the lesser of 400% of total capital or 30% of assets.  As of December 31, 2009, the Bank was well below these maximum guidelines.

On October 30, 2009, the Agencies adopted a policy statement supporting prudent commercial real estate loan workouts (the "Policy Statement"). The Policy Statement provides guidance for examiners, and for financial institutions that are working with commercial real estate borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged delays in selling or renting commercial properties. The Policy Statement details risk-management practices for loan workouts that support prudent and pragmatic credit and business decision-making within the framework of financial accuracy, transparency, and timely loss recognition.  Financial institutions that implement prudent loan workout arrangements after performing comprehensive reviews of borrowers' financial conditions will not be subject to criticism for engaging in these efforts, even if the restructured loans have weaknesses that result in adverse credit classifications. In addition, performing loans, including those renewed or restructured on reasonable modified terms, made to creditworthy borrowers, will not be subject to adverse classification solely because the value of the underlying collateral declined.  The Policy Statement reiterates existing guidance that examiners are expected to take a balanced approach in assessing an institution's risk-management practices for loan workout activities.

Prompt Corrective Regulatory Action.   Under the OTS prompt corrective action regulations, the OTS is required to take certain, and authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of five categories based on its capital: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," and the plan must be guaranteed by any parent holding company.  In addition, the institution becomes subject to various mandatory supervisory actions, including restrictions on growth of assets and other forms of expansion.  Generally, under the OTS regulations, a federally chartered savings association is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level.  As of December 31, 2009, the Bank satisfied all criteria necessary to be categorized "well capitalized" under the prompt corrective action regulatory framework.

When appropriate, the OTS can require corrective action by a savings association holding company under the ''prompt corrective action'' provisions of FDICIA.

Insurance of Deposit Accounts.  The FDIC provides insurance of up to $250,000 per depositor.  This insurance guarantee, which can be amended by an act of the United States Congress, is currently authorized through December 31, 2013.

Savings associations are required to pay a deposit insurance premium.  The amount of the premium is determined based upon a risk-based assessment system, which was amended effective January 1, 2007.  During the years ended December 31, 2006 and 2005, the Bank was not required to pay any assessments on its deposits under the previously existing FDIC policies.   Under the amended system, the FDIC assigns an institution to one of four  risk categories entitled Risk Category I, II, III and IV, with Risk Category I considered most favorable and Risk Category IV considered least favorable.  Risk Category I contains all well capitalized institutions with capital adequacy, asset quality, management, earnings, and liquidity component ratings ("CAMEL Component Ratings") of either 1 or 2.  Risk Category II contains all institutions that are adequately capitalized and possess CAMEL Component Ratings of either 1, 2 or 3.  Risk Category III contains either undercapitalized institutions that have CAMEL Composite Ratings of 1, 2 or 3 or adequately capitalized institutions that have CAMEL Composite Ratings of 4 or 5.  Risk Category IV contains all institutions that are undercapitalized and have a CAMEL Composite Ratings of 4 or 5.  The Bank currently falls within Risk Category I.  Base assessment rates for institutions within Risk Category I range from 12 to 16 basis points, depending upon a combination of the institution's CAMEL Component Ratings and financial ratios.  The base assessment rates are fixed at 22 basis points, 32 basis points and 45 basis points for institutions within Risk Categories II, III and IV, respectively.  The FDIC has the flexibility to adjust rates, without further notice-and-comment rulemaking, provided that no such adjustment can be greater than 3 basis points from one quarter to the next, adjustments cannot result in rates more than 3 basis points above or below the base rates and rates cannot be negative.  Total base assessment rates, after applying all possible adjustments, as described below, currently range from 7 to 77.5 basis points of deposits.

In November 2006, the FDIC notified the Bank that it was granted a credit of $1.6 million to apply against its insurance premiums commencing in 2007.  This credit resulted from final implementation of a provision of the Federal Deposit Insurance Reform Act of 2005 that compensated financial institutions such as the Bank that were required to pay insurance premiums prior to 1996 while other financial institutions that had units that operated under industrial loan company and thrift charters were not. Of the total credit, $1.1 million was used to offset 100% of the 2007 deposit insurance assessment.  The $466,000 remaining credit was utilized to offset a portion of the deposit insurance assessments in 2008.

The Deposit Insurance Funds Act of 1996 amended the FDIA to recapitalize the SAIF (which was merged with the BIF into the newly-formed DIF on March 31, 2006) and expand the assessment base for the payments of Financing Corporation ("FICO") bonds.  FICO bonds were sold by the federal government in order to finance the recapitalization of the SAIF and BIF insurance funds that was necessitated following payments from the funds to compensate depositors of federally-insured depository institutions that experienced bankruptcy and dissolution during the 1980's and 1990's.  The assessment rate is adjusted quarterly and was 0.0114% of total deposits of the Bank for the fourth quarter of 2008 and the first quarter of 2009.  The Bank's total expense in 2009 for the FICO bonds assessment was $257,000.

The FDIC established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF.  The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the required reserve ratio of 1.25%.  As a result of the recent failures of a number of banks and thrifts, there has been a significant increase in the loss provisions of the DIF of the FDIC.  This has resulted in a decline in the DIF reserve ratio.  Because the DIF reserve ratio declined below 1.15% and is expected to remain below 1.15%, the FDIC was required to establish a restoration plan in October, 2008 to restore the reserve ratio to 1.15% within five years., which term has now been extended to 7 years by the FDIC.  In order to restore the reserve ratio to 1.15%, on February 27, 2009, the FDIC adopted a final rule which set the initial base assessment rates beginning April 1, 2009 and provided for the following adjustments to an institution's assessment rate: (i) a decrease for long-term unsecured debt, including most senior and subordinated debt (specifically, an institution’s base assessment rate will be reduced from the initial rate using the institution’s ratio of long-term unsecured debt to domestic deposits, although any such decrease will be limited to 5 basis points); (ii) an increase for secured liabilities above a threshold amount (specifically, if an institution’s ratio of secured liabilities to domestic deposits is greater than 25 percent, the institution’s assessment rate will increase, but the resulting base assessment rate will be no more than 50 percent greater than it was before the adjustment); and (iii) for non-Risk Category I institutions, an increase for brokered deposits above a threshold amount (specifically, if an institution has a ratio of brokered deposits to domestic deposits that is greater than 10 percent, the institution’s assessment rate will be increased, although never by more than 10 basis points).  The Bank estimates that its total assessments will range between 15 and 17 basis points of total deposits during the year ending December 31, 2010.

In May 2009, the FDIC adopted a final rule implementing a 0.05% special assessment of each insured depository institution's assets minus Tier 1 capital as of June 30, 2009, but no more than 0.10% times the institution's deposit assessment base for the second quarter of 2009, which was  collected by the FDIC on September 30, 2009.  Additional special assessments may be imposed by the FDIC for future periods.

The adopted increases in assessments resulted in total pre-tax assessment expense of $3.7 million during the year ended December 31, 2009.  In addition, the Bank recognized a special assessment of $1.8 million during the quarter ended June 30, 2009, representing 0.05% of the Bank's total assets (net of Tier 1 capital) at June 30, 2009.  On September 29, 2009, the FDIC amended its restoration plan for the DIF.  Under the amended plan, the FDIC increased assessment rates by a uniform three basis points effective January 1, 2011 and did not impose additional special assessments in 2009.   In addition, on November 17, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay their quarterly deposit insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009, together with their regular deposit insurance assessment for the third quarter of 2009.  The Bank's payment on December 30, 2009 totaled approximately $13.4 million.

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

Federal Home Loan Bank ("FHLB") System.   The Bank is a member of the FHLBNY, which is one of the twelve regional FHLB's composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. Any advances from the FHLBNY must be secured by specified types of collateral, and long-term advances may be obtained only for the purpose of providing funds for residential housing finance.  The Bank, as a member of the FHLBNY, is currently required to acquire and hold shares of FHLBNY Class B stock.  The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions.  The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements.  The minimum stock investment requirement in the FHLBNY Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis.  For the Bank, the membership stock purchase requirement is 0.2% of "mortgage-related assets," as defined by the FHLBNY, which consist primarily of residential mortgage loans and MBS held by the Bank.  The activity-based stock purchase requirement for the Bank is equal to the sum of: (i) 4.5% of outstanding borrowings from the FHLBNY; (ii) 4.5% of the outstanding principal balance of the "acquired member assets," as defined by the FHLBNY, and delivery commitments for acquired member assets; (iii) a specified dollar amount related to certain off-balance sheet items, which for the Bank is zero; and (iv) a specific percentage range from 0% to 5% of the carrying value on the FHLBNY's balance sheet of derivative contracts between the FHLBNY and its members, which is also zero for the Bank.  The Bank was in compliance with these requirements with an investment in FHLBNY Class B stock of $54.1 million at December 31, 2009.  The FHLBNY can adjust the specific percentages and dollar amount periodically within the ranges established by the FHLBNY capital plan.

Federal Reserve System.   The Bank is subject to provisions of the FRA and FRB regulations pursuant to which savings associations are required to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and regular checking accounts).  FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts in excess of $10.7 million through $55.2 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against the portion of total transaction accounts in excess of $55.2 million.  The initial $10.7 million of otherwise reservable balances are currently exempt from the reserve requirements, however, the exemption is adjusted by the FRB at the end of each year.  The Bank is in compliance with the foregoing reserve requirements.

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

    Anti-Money Laundering and Customer Identification.   The Company is subject to Bank Secrecy Act amendments and specific OTS guidance in relation to implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("PATRIOT Act").  The PATRIOT Act provides the federal government with powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  By way of amendments to the Bank Secrecy Act, Title III of the PATRIOT Act enacted measures intended to encourage information sharing among bank regulatory and law enforcement agencies.  In addition, certain provisions of Title III and the OTS guidance impose affirmative obligations on a broad range of financial institutions, including banks and thrifts.  Title III imposes the following requirements, among others, with respect to financial institutions: (i) establishment of anti-money laundering programs; (ii) establishment of procedures for obtaining identifying information from customers opening new accounts, including verifying their identity within a reasonable period of time; (iii) establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering; and (iv) prohibition on correspondent accounts for foreign shell banks and compliance with recordkeeping obligations with respect to correspondent accounts of foreign banks.

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

The United States economy has undergone a severe recession and remains in a period of limited growth and historically high unemployment.  Business activity across a wide range of industries and regions has been challenged and individuals, local governments and many businesses are experiencing financial difficulties.

The Company has been adversely affected by declines in the values of several asset classes. Declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to decrease the availability of liquidity.  Some banks and other lenders have suffered significant losses. The foregoing has significantly weakened the strength and liquidity of many financial institutions worldwide.

The Company's financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates, in the New York metropolitan area and in the United States as a whole.  Conditions in these marketplaces remain historically weak, and there can be no assurance that they will improve in the near term. Should such conditions worsen or continue to remain weak, they may continue to adversely affect the credit quality of the Bank's loans, results of operations and financial condition.

The Bank’s focus on multifamily and commercial real estate lending may subject it to greater risk of an adverse impact on operations from a decline in the economy.

The credit quality of the Bank's portfolio can have a significant impact on the Company's earnings, results of operations and financial condition.  The majority of loans in the Bank’s portfolio are secured by multifamily residential property. Multifamily loans have traditionally been viewed as exposing lenders to a greater risk of loss than one- to four-family residential loans, due to the following concerns:  1) They typically involve higher loan principal amounts and thus expose the Bank to a greater potential impact of losses from any one loan or concentration of loans to one borrower relative to the size of the Bank’s capital position; and 2) their borrowers often own several properties, and often a borrower experiencing financial difficulties in connection with one income producing property may default on all of his or her outstanding loans, even if the properties securing the other loans are generating positive cash flow.  See "Part II.   Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion.

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

Conditions in the real estate markets in which the collateral for the Bank’s mortgage loans are located strongly influence the level of the Bank’s non-performing loans and the value of its collateral. Real estate values are affected by, among other items, fluctuations in general or local economic conditions, supply and demand, changes in governmental rules or policies, the availability of loans to potential purchasers and acts of nature. Declines in real estate markets have in the past, and may in the future, negatively impact the Company’s results of operations, cash flows, business, financial condition and prospects.  In addition, at December 31, 2009 the Bank had ten borrowers for which its total lending exposure equaled or exceeded 10% of its capital.  Total default by these borrowers could adversely impact the Bank's financial condition and results of operations.

The Bank’s allowance for loan losses may be insufficient.

The Bank’s allowance for loan losses is maintained at a level considered adequate by management to absorb losses inherent in its loan portfolio. The amount of inherent loan losses which could be ultimately realized is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that could be beyond the Bank’s control. Such losses could exceed current estimates. Although management believes that the Bank’s allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to satisfy actual loan losses should such losses be realized. Any increases in the allowance for loan losses will result in a decrease in net income and capital, and may have a material adverse effect on the Bank’s financial condition and results of operations.

Increases in interest rates may reduce the Company’s profitability.

The Bank’s primary source of income is its net interest income, which is the difference between the interest income earned on its interest earning assets and the interest expense incurred on its interest bearing liabilities. The Bank's one-year interest rate sensitivity gap is the difference between interest rate sensitive assets maturing or repricing within one year and its interest rate sensitive liabilities maturing or repricing within one year, expressed as both a total amount and as a percentage of total assets.  At December 31, 2009, the Bank's one year interest rate gap was negative, indicating that the overall level of its interest rate sensitive liabilities maturing or repricing within one year exceeded that of its interest rate sensitive assets maturing or repricing within one year.  In a rising interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in its cost of liabilities relative to its yield on assets, and thus a decline in net interest income from its existing investments and funding sources.

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

The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on the Company's results of operations. The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States.  Its policies determine in significant part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the Company's net interest margin.  Government action can materially decrease the value of the Company's financial assets, such as debt securities, mortgages and MSR.  Governmental policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans.  Changes in Federal Reserve Board or governmental policies are beyond the Company's control and difficult to predict; consequently, the impact of these changes on the Company's activities and results of operations is difficult to predict.

Financial institution regulation has been the subject of significant legislation in recent years, and may be the subject of further significant legislation in the future, none of which is within the control of the Holding Company or the Bank. Significant new laws or changes in, or repeals of, existing laws may cause the Company's results of operations to differ materially. Further, federal monetary policy, significantly affects credit conditions for the Company, primarily through open market operations in United States government securities, the discount rate for bank borrowings and reserve requirements for liquid assets. A material change in any of these conditions would have a material impact on the Bank, and therefore, on the Company’s results of operations.  Increased regulation and oversight will increase the Company's compliance costs and may hinder the Company's ability to introduce new products and services.  Current and potential future increases in FDIC assessments will decrease the Company's earnings.

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

Other financial institutions that participated in the TARP Capital Purchase Program and the TLGP may have a source of funding that costs less than market-rate funding available to the Company.  The Company has declined to participate in both the TARP Capital Purchase Program and the TLGP.  The Bank’s cost of borrowing may be higher than competitors with weaker balance sheets but with TARP and TLGP funding.  The Bank’s cost of funding may make it difficult for it to complete with its government-backed competitors.

Clients could pursue alternatives to the Bank's deposits, causing the Bank to lose a historically less expensive source of funding.  The Bank gathers deposits in direct competition with commercial banks, savings banks and brokerage firms, many among the largest in the nation. In addition, it must also compete for deposit monies against the stock markets, mutual funds, and other securities.  Over the previous decade, consolidation in the financial services industry, coupled with the emergence of Internet banking, has altered the deposit gathering landscape and may increase competitive pressures on the Bank.

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

  During 2008 and 2009, there was unprecedented government intervention in response to the financial crises affecting the banking system and financial markets, including:

•	The enactment of the EESA in October 2008, which gave the Treasury the authority, among others, to purchase up to $700 billion of troubled assets from financial institutions;
•
The announcements shortly thereafter by the Treasury, the FDIC and the FRB, respectively, of (i) the Capital Purchase Program ("CPP"), a $250 billion voluntary capital purchase program under which qualifying financial institutions were given the ability to sell preferred shares to the Treasury, (ii) the TLGP, and (iii) further details of the Commercial Paper Funding Facility ("CPFF"), which provides a broad backstop for the commercial paper market;

•
The announcement by the Treasury in February 2009 of the Capital Assistance Program ("CAP") under which qualifying financial institutions were provided access to contingent common equity provided by the U.S. government as a bridge to private capital in the future;

•
The announcement by the federal banking regulators of the Supervisory Capital Assessment Program, under which the federal banking regulators measured the amount of additional capital, if any, each of the 19 largest U.S. bank holding companies would require in order to ensure that it would comfortably exceed minimum regulatory capital requirements at December 31, 2010 (as a result of which many of the nineteen institutions underwent capital raising or restructuring transactions to improve their capital base); and

•
The March 2009 announcement by the Treasury, in conjunction with the FDIC and the FRB, of the Public-Private Investment Program ("PPIP"), which consists of two discrete components: (1) the Legacy Loan Program, which was designed to facilitate the sale of commercial and residential whole loans and “other assets” currently held by U.S. banks, and (2) the Legacy Securities Program, which was designed to facilitate the sale of legacy residential MBS and commercial MBS initially rated AAA and currently held by Financial Institutions (as defined under the EESA).

The Company did not participate in the TLGP, CPP, CPFF or CAP, and does not expect to participate in either PPIP program.

      Although it appears that there has been some stabilization of the U.S. financial markets as a result of the foregoing programs and other actions taken by the U.S. government, there can be no assurance as to the actual impact that such programs or any other governmental program will have on the financial markets and the economy in the future. The financial market and economic conditions that existed during 2008 and 2009 had, during the year ended December 31, 2009, and to the extent that such conditions continue or worsen, will continue to have, an adverse affect on the Company's financial condition and results of operations, and could also materially and adversely affect the Company's business, access to credit or the trading price of its common stock.  In addition, the Company expects to face increased regulation and supervision of the Bank's industry as a result of the financial crisis in the banking and financial markets, and there will be additional requirements and conditions imposed to the extent that it participates in any of the programs established or to be established by the Treasury or by the federal bank regulatory agencies. Such additional regulation and supervision may increase costs and limit the Company's ability to pursue business opportunities.

The potential adoption of significant aspects of propsed regulatory reform legislation may have a material effect on the Company's operations

        On December 11, 2009, the House of Representatives passed the Reform Bill. The Reform Bill is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises. The Reform Bill, among other things, creates three new governmental agencies: the Financial Services Oversight Council, the Federal Insurance Office and the CFPA. The CFPA will have the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations. In addition, the Reform Bill amends the HOLA to establish the Division with the OCC and to abolish the OTS and transfer its functions and personnel to the Division.  The Reform Bill preserves the federal thrift charter for thrifts, such as the Bank.  Most significantly for the Company, the Reform Bill contains provisions which would result in thrift holding companies, such as the Holding Company, becoming bank holding companies subject to consolidated capital requirements, Bank Holding Company Act limitations and supervision by the FRB.

        Similar legislation is currently under consideration by the Senate’s Banking Committee.  The Senate’s proposed legislation also contemplates elimination of the federal thrift charter with federal thrifts being regulated by a proposed new federal banking agency.  The exact requirements and timing of any final legislation cannot be determined at this time.  If the more significant provisions of the Reform Bill or the Senate’s proposed legislation become final, the Company's operations would be significantly affected.

The FDIC’s restoration plan and the related increased assessment rate schedule may have a further material effect on the Company's results of operations.

       In February 2009, the FDIC adopted a final rule which set the initial base assessment rates beginning April 1, 2009 and provided for the following adjustments to an institution's assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt; (2) an increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, an increase for brokered deposits above a threshold amount.  The Bank's deposit insurance assessments totaled $3.7 million for the year ended December 31, 2009, compared to $899,000 for the year ended December 31, 2008.

       The FDIC also adopted a final rule in May 2009 imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009.  The Bank's FDIC special assessment totaled $1.8 million for the year ended December 31, 2009.

       On September 29, 2009, the FDIC adopted an amendment to the restoration plan that increases the deposit insurance assessment rate uniformly across all four risk categories by three basis points (annualized) of insured deposits beginning January 1, 2011.  In addition, on November 17, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay their quarterly deposit insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009, together with their regular deposit insurance assessment for the third quarter of 2009.  The Bank's payment on December 30, 2009 totaled approximately $13.4 million.

There is no guarantee that the higher premiums, special assessment and assessment prepayment described above will be sufficient for the DIF to satisfy its funding requirements, which may result in further special assessments or increases in deposit insurance premiums.  Any such future assessments or increases could have a further material impact on the Company's results of operations.

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

Item 4.  (RESERVED)

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

	Twelve Months Ended December 31, 2009			Twelve Months Ended December 31, 2008
Quarter Ended	Dividends Declared	High Sales Price	Low Sales Price	Dividends Declared	High Sales Price	Low Sales Price
March 31st	$0.14	$13.60	$6.46	$0.14	$17.83	$16.46
June 30th	0.14	10.90	6.98	0.14	19.31	16.18
September 30th	0.14	12.94	8.54	0.14	23.55	12.00
December 31st	0.14	12.40	10.25	0.14	17.69	10.75

On December 31, 2009, the final trading date in the fiscal year, the Holding Company's common stock closed at $11.73.

Management estimates that the Holding Company had approximately 5,500 shareholders of record as of March 1, 2010, including persons or entities holding stock in nominee or street name through various brokers and banks. There were  34,395,531  shares of Holding Company common stock outstanding at December 31, 2009.

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

During the year ended December 31, 2009, the Holding Company paid cash dividends totaling $18.5 million, representing $0.56 per outstanding common share.  During the year ended December 31, 2008, the Holding Company paid cash dividends totaling $18.3 million, representing $0.56 per outstanding common share.

On January 21, 2010, the Board of Directors declared a cash dividend of $0.14 per common share to all shareholders of record as of February 2, 2009.  This dividend was paid on February 16, 2010.

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

In April 2000, the Holding Company issued $25.0 million in subordinated notes payable, with a stated annual coupon rate of 9.25%.  This debt obligation matures in May 2010 and the Holding Company will be required to make a final payment of principal and interest totaling $26.2 million upon maturity.  Pursuant to the provisions of the notes, the Holding Company is required to first ensure satisfaction of this note prior to the authorization and payment of common stock cash dividends.  Management of the Holding Company does not believe that this requirement will materially affect its ability to pay dividends to its common shareholders.

In March 2004, the Holding Company issued $72.2 million in trust preferred debt, with a stated annual coupon rate of 7.0%. The Holding Company re-acquired and retired $1.5 million of this outstanding debt during 2009.  Pursuant to the provisions of the debt, the Holding Company is required to first satisfy the interest obligation on the debt, which currently approximates $4.9 million annually, prior to the authorization and payment of common stock cash dividends.  Management of the Holding Company does not believe that this requirement will materially affect its ability to pay dividends to its common shareholders.

The Holding Company did not purchase any shares of its common stock into treasury during the three months ended December 31, 2009.

A summary of the shares repurchased by month is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Programs (1)
October 2009	-	-	-	1,124,549
November 2009	-	-	-	1,124,549
December 2009	-	-	-	1,124,549

(1) No existing repurchase programs expired during the three months ended December 31, 2009, nor did the Company terminate any repurchase programs prior to expiration during the quarter.  The 1,124,549 shares that remained eligible for repurchase at December 31, 2009 are available under the Company's twelfth stock repurchase program, which was publicly announced in June 2007.  The twelfth stock repurchase program authorized the purchase of up to 1,787,665 shares of the Holding Company's common stock, and has no expiration.

Performance Graph

Pursuant to regulations of the SEC, the graph below compares the Company's stock performance with that of the total return for the U.S. Nasdaq Stock Market and an index of all thrift stocks as reported by SNL Securities L.C. from January 1, 2005 through December 31, 2009.  The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below.

		Period Ending December 31,
Index	2004	2005	2006	2007	2008	2009
Dime Community Bancshares, Inc.	100.00	84.58	84.32	80.23	86.49	80.53
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Thrift Index	100.00	103.53	120.68	72.40	46.07	42.97

Item 6.  Selected Financial Data

Financial Highlights
(Dollars in Thousands, except per share data)
The consolidated financial and other data of the Company as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 set forth below is derived in part from, and should be read in conjunction with, the Company's audited Consolidated Financial Statements and Notes thereto.  Amounts as of and for the years ended December 31, 2008, 2007, 2006 and 2005 have been reclassified to conform to the December 31, 2009 presentation.

	At or for the Year Ended December 31,
	2009	2008	2007	2006	2005
Selected Financial Condition Data:
Total assets	$3,952,274	$4,055,598	$3,501,175	$3,173,377	$3,126,226
Loans and loans held for sale (net of deferred costs or fees and the allowance for loan losses)	3,374,170	3,274,051	2,861,638	2,688,159	2,596,310
MBS	224,773	301,351	162,764	154,437	193,453
Investment securities (including FHLBNY capital stock)	104,485	80,898	73,204	61,078	74,750
Federal funds sold and other short-term investments	3,785	-	128,014	78,752	60,014
Goodwill	55,638	55,638	55,638	55,638	55,638
Deposits	2,216,836	2,260,051	2,179,998	2,008,532	1,914,772
Borrowings	1,335,355	1,346,840	958,745	788,900	834,120
Stockholders' equity	294,773	276,964	268,852	290,631	291,713
Tangible Stockholders' equity	243,938	232,156	217,238	241,829	239,169
Selected Operating Data:
Interest income	$209,168	$202,654	$182,160	$170,810	$169,712
Interest expense	97,685	111,302	111,147	93,340	77,341
Net interest income	111,483	91,352	71,013	77,470	92,371
Provision for loan losses	13,152	2,006	240	240	340
Net interest income after provision for loan losses	98,331	89,346	70,773	77,230	92,031
Non-interest (loss) income	(745)	2,814	10,420	12,390	5,151
Non-interest expense	57,310	49,973	45,502	41,976	40,742
Income before income tax	40,276	42,187	35,691	47,644	56,440
Income tax expense	14,087	14,159	13,248	17,052	20,230
Net income	$26,189	$28,028	$22,443	$30,592	$36,210

	At or for the Year Ended December 31,
	2009	2008	2007	2006	2005
SELECTED FINANCIAL RATIOS AND OTHER DATA (1):
Return on average assets	0.66%	0.76%	0.69%	0.98%	1.11%
Return on average stockholders' equity	9.20	10.29	8.11	10.43	12.65
Stockholders' equity to total assets at end of period	7.46	6.83	7.68	9.16	9.33
Tangible equity to tangible assets at end of period	6.26	5.79	6.29	7.74	7.78
Loans to deposits at end of period	153.18	145.64	131.97	134.61	136.42
Loans to interest-earning assets at end of period	91.07	89.60	88.77	90.18	88.82
Net interest spread (2)	2.73	2.34	1.88	2.19	2.66
Net interest margin (3)	2.96	2.60	2.29	2.60	2.96
Average interest-earning assets to average interest-bearing liabilities	108.99	108.35	111.48	113.07	111.88
Non-interest expense to average assets	1.44	1.35	1.39	1.34	1.24
Efficiency ratio (4)	48.65	51.25	55.88	48.36	40.03
Effective tax rate	34.98	33.56	37.12	35.79	35.84
Dividend payout ratio	70.89	65.88	83.58	64.37	54.90
Per Share Data:
Diluted earnings per share	$0.79	$0.85	$0.67	$0.87	$1.02
Cash dividends paid per share	0.56	0.56	0.56	0.56	0.56
Book value per share	8.57	8.10	7.93	7.97	7.89
Tangible book value per share	7.09	6.79	6.41	6.63	6.47
Asset Quality Ratios and Other Data(1):
Net charge-offs	$8,993	$584	$9	$27	$45
Total non-performing loans	11,294	7,402	2,856	3,606	958
OREO	755	300	-	-	-
Non-performing pooled trust preferred securities	688	-	-	-	-
Total non-performing assets	12,737	7,702	2,856	3,606	958
Non-performing loans to total loans	0.33%	0.22%	0.10%	0.13%	0.04%
Non-performing assets to total assets	0.32	0.19	0.08	0.11	0.03
Non-performing assets as a percentage of the combined balance of the Bank's tangible capital and allowance for loan losses	4.0	2.4	1.0	1.2	0.3
Allowance for Loan Losses to:
Non-performing loans	190.41%	235.80%	538.76%	430.23%	1,647.70%
Total loans (5)	0.63	0.53	0.53	0.57	0.60
Regulatory Capital Ratios: (Bank only) (1)
Tangible capital	7.59%	7.63%	7.88%	9.05%	9.84%
Leverage capital	7.59	7.63	7.88	9.05	9.84
Total risk-based capital	11.22	11.43	11.92	12.61	14.30
Earnings to Fixed Charges Ratios (6) (7):
Including interest on deposits	1.41x	1.38x	1.32x	1.51x	1.73x
Excluding interest on deposits	1.72	1.80	1.98	2.28	2.54
Full Service Branches	23	23	21	21	20

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

(7) Interest on unrecognized tax benefits totaling $555,000, $480,000 and $509,000 is included in the calculation of fixed charges for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The Bank's primary strategy is to generally seek to increase its product and service utilization for each individual depositor, and to increase its household and deposit market shares in the communities that it serves.  In addition, the Bank’s primary strategy includes the origination of, and investment in, mortgage loans, with an emphasis on multifamily residential and mixed-use real estate loans.  During much of 2006 and 2007, growth was restrained due to the interest rate environment, which management deemed unfavorable for significant balance sheet growth.  During 2008, the Company grew assets due to continued loan demand and favorable marketplace conditions surrounding the origination of multifamily residential real estate loans.  By the end of 2008, the Company had begun restricting its plans for future growth based upon the desire to retain sufficient capital levels to accommodate potential credit quality problems resulting from the downturn in the economy and the local real estate market.

The Company believes that multifamily residential and mixed-use loans in and around New York City provide advantages as investment assets.  Initially, they offer a higher yield than investment securities of comparable maturities or terms to repricing.  In addition, origination and processing costs for the Bank’s multifamily residential and mixed loans are lower per thousand dollars of originations than comparable one-to four-family loan costs.  Further, the Bank’s market area has generally provided a stable flow of new and refinanced multifamily residential and mixed-use loan originations.  In order to address the credit risk associated with multifamily residential and mixed use lending, the Bank has developed underwriting standards that it believes are reliable in order to maintain consistent credit quality for its loans.

The Bank also strives to provide a stable source of liquidity and earnings through the purchase of investment grade securities; seeks to maintain the asset quality of its loans and other investments; and uses appropriate portfolio and asset/liability management techniques in an effort to manage the effects of interest rate volatility on its profitability and capital.

The year ended December 31, 2009 was dominated by a global real estate and economic recession fueled by significant weakness and/or failure in many of the world's largest financial institutions.  These events led to historically high dislocations in credit markets, causing origination spreads from the benchmark origination interest rate to increase significantly during the year ended December 31, 2009.  This increase, coupled with the continuation of historically low benchmark short-term interest rates by the FOMC (which greatly impact the pricing of the Bank's retail deposits), resulted in significant increases in both net interest spread and net interest margin during the year ended December 31, 2009, thus favorably impacting the Company's consolidated earnings during the period.  Partially offsetting this benefit were credit costs recognized on loans owned by the Bank, loans sold to FNMA with recourse, and pooled trust preferred security investments.

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

The Bank's loan loss reserve methodology consists of several components, including a review of the two elements of its loan portfolio: problem loans (i.e., classified loans and impaired loans), and performing loans.  The Bank applied the process of determining the allowance for loan losses consistently throughout the years ended December 31, 2009 and 2008.

Performing Loans

At December 31, 2009, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio.  Performing loans are reviewed at least quarterly based upon the premise that there are losses inherent within the loan portfolio that have not been identified as of the review date.  The Bank thus calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage and applying it to its performing loans.  In deriving the expected loan loss percentage, the Bank generally considers, among others, the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multifamily residential, commercial real estate, cooperative apartment, construction and land acquisition or consumer); both the current condition and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data to derive the expected loan loss percentages); the level of, and trend in, non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by real estate located in the NYC metropolitan area), or specific industry conditions within the portfolio segments.  Since these criteria affect the expected loan loss percentages that are applied to performing loans, changes in any of them may affect the amounts of the allowance and the provision for loan losses.  During the year ended December 31, 2009, the Bank increased the impact of the current condition of the overall local real estate marketplace and reduced the impact of the level and composition of new loan activity (the competitive lending landscape) in deriving the expected loss percentages applied to performing loans.  Otherwise, the remaining factors utilized in deriving the expected loss percentages applied to performing loans remained unchanged from December 31, 2008.

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

The Bank's policy is to charge-off immediately all balances classified as Loss and record a reduction of the allowance for loan losses for the full amount of the loss.  The Bank applied this process consistently throughout the years ended December 31, 2009 and 2008.

(ii) Impaired Loans.  Loans determined to be impaired (i.e., loans where it is probable that all contractual amounts due will not be collected in accordance with the terms of the loan; generally, non-accrual one- to four-family loans in excess of $730,000 and non-accrual and TDR multifamily residential and commercial real estate loans) are evaluated at least quarterly in order to establish impairment.  For each loan that the Bank determines to be impaired, impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimated fair value of the collateral.  A specific reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses.   (See "Part I - Item 1. – Business - Asset Quality" for a discussion of impaired loans).

Non-accrual one- to four-family loans of $730,000 or less are not required to be evaluated individually for impairment, and are classified as Substandard, Doubtful or Loss, and reviewed and reserved for or recorded in the manner discussed above for loans of such classification.

Reserve for Loan Commitments.  The Bank maintains a separate reserve within other liabilities associated with commitments to fund future loans that have been accepted by the borrower.  This reserve is determined based upon the historical loss experience of similar loans owned by the Bank at each quarterly period end.  Any increases in this reserve amount are obtained via a transfer of reserves from the Bank's allowance for loan losses, with any resulting shortfall in the Bank's allowance for loan losses being satisfied through the quarterly provision for loan losses.  Any decreases in this reserve amount are recognized as a transfer of reserve balances back to the allowance for loans losses at each period end.

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

Valuation of MSR. The cost of mortgage loans sold with servicing rights retained by the Bank is allocated between the loans and the servicing rights based on their estimated fair values at the time of the loan sale. In accordance with GAAP, MSR are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, anticipated net servicing income.   In accordance with ASC 860-50-35, all separately recognized MSR are required to be initially measured at fair value, if practicable.  The estimated fair value of MSR is determined by calculating the present value of estimated future net servicing cash flows, using estimated prepayment, default, servicing cost and discount rate assumptions.  Third party valuations of the MSR are performed on a quarterly basis.  All estimates and assumptions utilized in the valuation of MSR are derived based upon actual historical results for the Bank, or, in the absence of such data, from historical results for the Bank's peers.

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

(i)  Goodwill Impairment Analysis.  As of December 31, 2009, the Company had goodwill totaling $55.6 million, for which it performs, at least annually, analyses to test for impairment at the reporting unit level.  In the event that an impairment of goodwill is determined to exist, it is recognized as a charge to earnings.

The Company identified a single reporting unit for purposes of its goodwill impairment testing, and thus performs its impairment test on a consolidated basis.  The impairment test has two potential stages.  In the initial stage, the Holding Company's market capitalization (reporting unit fair value) is compared to its outstanding equity (reporting unit carrying value).  The Company utilizes closing price data for the Holding Company's common stock as reported on the Nasdaq National Market in order to compute market capitalization. The Company has designated the last day of its fiscal year as the annual date for impairment testing. The Company performed its annual impairment test as of December 31, 2008 and concluded that no potential impairment of goodwill existed since the fair value of the Company's reporting unit exceeded its carrying value.  However, subsequent to December 31, 2008, the price of the Holding Company's common stock, on occasion, declined to such a level that its total market capitalization fell below its consolidated stockholders' equity.  As a result, the Company performed goodwill impairment tests periodically during the year ended December 31, 2009 and concluded, in each instance, that no impairment of goodwill existed.  The most recent of these tests was performed as of December 31, 2009.  No events or circumstances have changed subsequent to December 31, 2009 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or changes in circumstances would require the immediate performance of an impairment test.

(ii)  Valuation of Financial Instruments and Analysis of OTTI Related to Investment Securities and MBS.  Debt securities are classified as held-to-maturity, and carried at amortized cost, only if the Company has a positive intent and ability to hold them to maturity.

At December 31, 2009, the Company owned eight pooled trust preferred securities classified as held-to-maturity.  Late in 2008, the market for these securities was deemed to be highly illiquid, and continued to be deemed as such as of December 31, 2009.  As a result, at December 31, 2009, their estimated fair value was obtained primarily using a cash flow valuation approach (Level 3 pricing as defined by ASC 820-10).  In addition, broker quotations, which were deemed to meet the criteria of "distressed sale" pricing under the guidance of ASC 820-10-65-4, were given a minor 10% weighting in the valuation of the securities at December 31, 2009.  A cash flow valuation utilizing default, cash flow and discount rate assumptions determined by the Company's management (the "Internal Cash Flow Valuation") was given a 45% weighting.  In addition, for five of the eight securities, three independent cash flow model valuations were averaged and given a 45% weighting.  For the remaining three securities, two independent cash flow valuations were available and were similarly given a 45% weighting.  The 10% weighting of broker quotes represented a change from the methodology applied at December 31, 2008 (at which time these quotes were given no weighting) and reflected the continued emphasis upon considering broker quotes set forth in ASC 820-10-65-4.  See Note 17 to the consolidated financial statements for a detailed discussion of the Internal Cash Flow Valuation and the independent cash flow model valuations.

Debt securities that are not classified as held-to-maturity, along with all equity securities, are classified as available-for-sale.  Available-for-sale debt and equity securities that have readily determinable fair values are carried at fair value.  All of the Company's available-for-sale securities at December 31, 2009 had readily determinable fair values, which were based on published or securities dealers' market values.

The Company owned no securities classified as trading securities during the years ended December 31, 2009 and 2008.

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

Accounting for Defined Benefit Plans.  Current accounting rules governing defined benefit plans require an employer sponsoring a single employer defined benefit plan to recognize the funded status of a benefit plan in its statements of financial condition, measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation.  The Company utilizes the services of trained actuaries employed at an independent benefits plan administration entity in order to assist in measuring the funded status of its defined benefit plans.

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

The Bank’s primary sources of funds are deposits; loan amortization, prepayments and maturities; MBS amortization, prepayments and maturities; investment securities maturities and sales; advances from the FHLBNY; and REPOS.  The Bank also sells selected multifamily residential, mixed use and one- to four-family residential real estate loans to private sector secondary market purchasers and has in the past sold such loans to FNMA .  The Company may additionally issue debt under appropriate circumstances.  Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

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

Retail branch and Internet banking deposits decreased $43.2 million during the year ended December 31, 2009, compared to an increase of $80.1 million during the year ended December 31, 2008. During the year ended December 31, 2009, CDs declined $168.1 million and were partially offset by an increase of $124.9 million in core deposits (i.e., non-CDs).  During this period, the Bank did not replace maturing promotional CDs gathered in late 2008 in an effort to both improve its overall funding costs and limit undesired balance sheet growth.  The aforementioned increase in core deposits during the year ended December 31, 2009 occurred as deposit pricing pressure diminished in the Bank's marketplace and the Bank experienced an unusually large inflow of money market and checking deposits from commercial customers during the period.   During the year ended December 31, 2008, CDs increased $76.1 million and interest bearing checking accounts increased $51.0 million.  In September 2008, the Bank commenced a deposit gathering campaign offering a highly competitive short-term CD coupled with the requirement that the customer establish and retain an active, minimum balance "Prime Dime" checking account.  While initially resulting in higher deposit costs during the campaign period, the Bank’s long-term goal is to establish a more cost effective and stable component of deposit funding and build core retail customer relationships. The success of this campaign resulted in the increases in CDs and interest bearing checking accounts during the year ended December 31, 2008.  Partially offsetting these increases was a decline of $45.6 million in money market deposits, as the Bank did not aggressively price these deposits for the great majority of 2008.

During the year ended December 31, 2009, principal repayments totaled $328.1 million on real estate loans and $82.1 million on MBS.  During the year ended December 31, 2008, principal repayments totaled $522.4 million on real estate loans and $48.2 million on MBS.  The decline in principal repayments on loans related to decreased borrower refinance activities, reflecting declining local real estate prices and more difficult refinancing conditions.  The increase in principal paydowns on MBS resulted from lower marketplace interest rates during 2009 that helped stimulate additional payment activity on the real estate loans underlying these securities (one- to four-family residential real estate loans located throughout America).  The Company does not presently believe that its future levels of principal repayments will be materially impacted by problems currently experienced in the residential mortgage market. See "Part I – Item 1 - Business - Asset Quality" for a further discussion of the Bank's asset quality.

From December 2002 through February 2009, the Bank originated and sold multifamily residential and mixed-use mortgage loans in the secondary market to FNMA while retaining servicing and generating fee income while it services the loans. The Bank underwrote these loans using its customary underwriting standards, funded the loans, and sold them to FNMA at agreed upon pricing.  Typically, the Bank sought to sell loans with terms to maturity or repricing in excess of seven years from the origination date since it did not desire to retain such loans in portfolio as a result of their heightened interest rate risk.  Under the terms of the sales program, the Bank retains the First Loss Position on these sold loans. Once established, such amount continued to increase as long as the Bank sold loans to FNMA under the program.  The Bank retains this exposure until the portfolio of loans sold to FNMA is satisfied in its entirety or the Bank funds claims by FNMA for the maximum First Loss Position.  During the years ended December 31, 2009 and 2008, the Bank sold loans totaling $3.2 million and $27.5 million, respectively, to FNMA pursuant to this program.

In addition, the Bank sold 80% participations in portfolio multifamily loans totaling $100.0 million and $114.6 million to a third-party financial institution during the years ended December 31, 2009 and 2008, respectively.  All of these loans remain fully serviced by the Bank, and were sold at par and without recourse, with a gain recognized for the value of the net servicing rights associated with the loans.  Loan sales to third-party financial institutions may be utilized in the future by the Bank.

During the year ended December 31, 2009, the Company reduced its FHLBNY advances by $10.0 million, as it elected to utilize liquidity from deposit inflows to reduce its overall borrowing level during the period.   During the year ended December 31, 2008, the Company increased its REPO borrowings by $74.9 million and FHLBNY advances by $313.2 million, respectively.  These borrowings were added in order to fund purchases of investment securities and MBS during the period.  Contained within the added REPO borrowings and FHLBNY advances were interest rate caps that provide a significant benefit to their average cost in the event of an increase in short-term interest rates.

In the event that the Bank should require funds beyond its ability to generate them internally, an additional source of funds is available through use of its borrowing line at the FHLBNY.  At December 31, 2009, the Bank had an additional potential borrowing capacity of $357.0 million available provided it owned the minimum required level of FHLBNY common stock (i.e., 4.5% of its outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by its primary regulator, the OTS, which, as a general matter, are based on the amount and composition of an institution's assets. At December 31, 2009, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury and the payment of quarterly cash dividends to shareholders of the Holding Company's common stock.  During the year ended December 31, 2009 and 2008, real estate loan originations totaled $464.4 million and $1.09 billion, respectively.  Purchases of investment securities (excluding short-term investments and federal funds sold) were $46.0 million during the year ended December 31, 2009, while there were no purchases of MBS during 2009.  During the year ended December 31, 2008, purchases of MBS totaled $183.9 million, while purchases of investment securities were $5.4 million.  The decrease in real estate loan originations and the aggregate level of investment security and MBS purchases resulted from management's election to curb asset growth during the year ended December 31, 2009, and thus: (i) focus lending activities primarily upon retaining existing loans that were nearing contractual repricing; and (ii) retain an unusually high level of liquidity in order to maintain balance sheet flexibility during the remainder of 2009, especially in the event deposit balances declined as a result of their historically low offering rates.

The Holding Company did not repurchase any shares of its common stock during the year ended December 31, 2009.  As of December 31, 2009, up to 1,124,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $11.73 per share closing price of its common stock as of December 31, 2009, the Holding Company would utilize $13.2 million in order to purchase all of the remaining authorized shares.  For the Holding Company to complete these share purchases, it would likely require dividend distributions from the Bank.

During the year ended December 31, 2009, the Company paid $18.5 million in cash dividends on its common stock, up from $18.3 million during the year ended December 31, 2008, reflecting an increase of 215,631 in issued and outstanding shares from December 31, 2008 to December 31, 2009.

Contractual Obligations

The Bank has outstanding at any time, a significant number of borrowings in the form of FHLBNY advances or REPOS, as well as fixed interest obligations on CDs.  The Holding Company also has an outstanding $25.0 million non-callable subordinated note payable due to mature in May 2010, and $70.7 million of trust preferred borrowings due to mature in April 2034, which are callable at any time after April 2009.  The Holding Company currently does not intend to call this debt.

The Bank is obligated under leases for certain rental payments due on its branches and equipment.  A summary of CDs, borrowings and lease obligations at December 31, 2009 is as follows:

	Payments Due By Period
Contractual Obligations	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
CDs	$628,780	$222,916	$133,357	$-	$985,053
Weighted average interest rate of CDs (1)	1.80%	2.53%	3.65%	-	2.21%
Borrowings	$209,150	$475,525	$245,000	$405,680	$1,335,355
Weighted average interest rate of borrowings	4.19%	3.71%	2.86%	4.69%	3.93%
Operating lease obligations	$2,093	$3,811	$3,530	$15,600	$25,034
Minimum data processing system obligation	$752	$252	-	-	$1,004
(1) The weighted average cost of CDs, inclusive of their contractual compounding of interest, was 2.25% at December 31, 2009.

The Company had a reserve recorded related to unrecognized income tax benefits totaling $1.3 million at December 31, 2009.   Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all liabilities related to unrecognized income tax benefits that were not paid by December 31, 2009 have been excluded from the tabular disclosure of contractual obligations.

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

In addition, as part of its loan origination business, the Bank generally has outstanding commitments to extend credit to third parties, which are granted pursuant to its regular underwriting standards.  Since many of these loan commitments expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.  The following table presents off-balance sheet arrangements as of December 31, 2009:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$41,840	$-	$-	$-	$41,840
Other loan commitments	87,138	-	-	-	87,138
First Loss Position on loans sold to FNMA	20,246	-	-	-	20,246
Total Credit Commitments	$149,224	$-	$-	$-	$149,224

Analysis of Net Interest Income

The Company's profitability, like that of most banking institutions, is dependent primarily upon net interest income, which is the difference between interest income on interest-earnings assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits or borrowings.  Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned or paid on them.  The following tables set forth certain information relating to the Company's consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods indicated. Average balances are derived from daily balances. The yields and costs include fees that are considered adjustments to yields.  All material changes in average balances and interest income or expense are discussed in the sections entitled "Interest Income" and "Interest Expense" in the comparison of operating results commencing on page F-54.

	For the Year Ended December 31,
		2009			2008			2007
	(Dollars in Thousands)
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Real estate loans (1)	$3,285,841	$193,689	5.89%	$3,088,242	$182,934	5.92%	$2,775,397	$165,221	5.95%
Other loans	1,604	143	8.91	1,790	166	9.27	1,823	178	9.77
Investment securities	27,723	874	3.15	32,230	1,950	6.05	26,683	2,011	7.54
MBS	258,989	11,548	4.46	280,307	12,685	4.53	155,462	6,344	4.08
Federal funds sold and other short-term investments	187,707	2,914	1.55	110,202	4,919	4.46	146,094	8,406	5.75
Total interest-earning assets	3,761,864	$209,168	5.56	3,512,771	$202,654	5.77	3,105,459	$182,160	5.87
Non-interest earning assets	204,577			197,153			157,559
Total assets	$3,966,441			$3,709,924			$3,263,018

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$108,716	$1,080	0.99	$91,988	$2,200	2.39%	$44,406	$833	1.88%
Money Market accounts	719,818	9,536	1.32	655,853	18,551	2.83	630,375	24,238	3.85
Savings accounts	289,473	1,060	0.37	273,720	1,535	0.56	287,420	1,631	0.57
CDs	1,048,016	31,116	2.97	1,017,951	37,692	3.70	1,072,678	49,059	4.57
Borrowed Funds	1,285,598	54,893	4.27	1,202,581	51,324	4.27	750,822	35,386	4.71
Total interest-bearing liabilities	3,451,621	$97,685	2.83	3,242,093	$111,302	3.43	2,785,701	$111,147	3.99
Non-interest bearing checking accounts	102,419			91,699			93,470
Other non-interest-bearing liabilities	127,791			103,833			107,260
Total liabilities	3,681,831			3,437,625			2,986,431
Stockholders' equity	284,610			272,299			276,587
Total liabilities and stockholders' equity	$3,966,441			$3,709,924			$3,263,018
Net interest spread (2)			2.73%			2.34%			1.88%
Net interest income/ interest margin (3)		$111,483	2.96%		$91,352	2.60%		$71,013	2.29%
Net interest-earning assets	$310,244			$270,678			$319,758
Ratio of interest-earning assets to interest-bearing liabilities			108.99%			108.35%			111.48%

(1)   In computing the average balance of real estate loans, non-performing loans have been included.  Interest income on real estate loans includes loan fees.  Interest income on real estate loans also includes applicable prepayment fees and late charges.

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

	Year Ended December 31, 2009 Compared toYear Ended December 31, 2008 Increase/ (Decrease) Due to			Year Ended December 31, 2008 Compared toYear Ended December 31, 2007 Increase/ (Decrease) Due to			Year Ended December 31, 2007 Compared toYear Ended December 31, 2006 Increase/ (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:	(Dollars in Thousands)
Real Estate Loans	$10,114	$641	$10,755	$16,152	$1,561	$17,713	$6,828	$2,883	$9,711
Other loans	(16)	(7)	(23)	(4)	(8)	(12)	(12)	-	(12)
Investment securities	(290)	(786)	(1,076)	276	(337)	(61)	(357)	92	(265)
MBS	(857)	(280)	(1,137)	4,818	1,523	6,341	(719)	213	(506)
Federal funds sold and other short-term investments	1,498	(3,503)	(2,005)	(1,811)	(1,676)	(3,487)	1,516	906	2,422
Total	$10,449	$(3,935)	$6,514	$19,431	$1,063	$20,494	$7,256	$4,094	$11,350
Interest-bearing liabilities:
Interest bearing checking accounts	$71	($1,191)	$(1,120)	$933	$434	$1,367	$156	$316	$472
Money market accounts	($128)	($8,887)	(9,015)	($73)	($5,614)	($5,687)	5,547	6,653	12,200
Savings accounts	(10)	(465)	(475)	(66)	(30)	(96)	(160)	(75)	(235)
CDs	(93)	(6,483)	(6,576)	(3,129)	(8,238)	(11,367)	2,595	4,070	6,665
Borrowed funds	3,109	460	3,569	17,168	(1,230)	15,938	(1,776)	481	(1,295)
Total	$2,949	($16,566)	$(13,617)	$14,833	($14,678)	$155	6,362	11,445	17,807
Net change in net interest income	$7,500	$12,631	$20,131	$4,598	$15,741	$20,339	$894	$(7,351)	$(6,457)

Comparison of Financial Condition at December 31, 2009 and December 31, 2008

Assets.  Assets totaled $3.95 billion at December 31, 2009, a decline of $103.3 million from total assets of $4.06 billion at December 31, 2008.

Cash and due from banks declined $171.7 million during the period.  During the first six months of 2009, the Company elected to hold cash inflows from deposits gathered in late 2008 highly liquid in order to provide greater balance sheet flexibility.  During the final six months of 2009, the Company utilized a substantial portion of these liquid funds in order to fund CD outflows during the period, resulting in a significant decline in their period-end balance from December 31, 2008 to December 31, 2009.  In addition, MBS available-for-sale declined $76.6 million during the period as principal repayments of $82.1 million on these securities were partially offset by an increase of $6.1 million in their market valuation during the year ended December 31, 2009.

Portfolio real estate loans increased $103.3 million during the period, as a result of $464.4 million of originations and the purchase of $90.6 million of real estate loans, which were partially offset by amortization and satisfactions of $326.4 million and sales of $119.4 million during the same period.  Investment securities available-for-sale increased $26.6 million, primarily as a result of purchases of $46.0 million in agency obligations that were partially offset by the sale of $10.0 million of municipal agency securities and $10.0 million of called federal agency securities during the period.

Liabilities.  Total liabilities decreased $121.1 million during the year ended December 31, 2009, reflecting declines of $43.2 million in retail branch and Internet banking deposits, $10.0 million in FHLBNY advances, and $64.2 million in escrow and other deposits during the period.  The decline in escrow and other deposits resulted from both the payment of semi-annual real estate tax payments for mortgage loan customers in December 2009, as well as a postponement in funding the last semi-annual real estate payment of 2008 to early January 2009.   See "Part II - Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the decreases in retail branch and Internet banking deposits and FHLBNY advances during the period.

Stockholders' Equity.  Stockholders' equity increased $17.8 million during the year ended December 31, 2009, due primarily to net income of $26.2 million, a reduction of $7.3 million in the after-tax balance of accumulated other comprehensive loss (which increases stockholders' equity), and amortization of stock plan benefit expense of $2.9 million, which were partially offset by $18.5 million in cash dividends paid during the period.  The decline in the balance of accumulated other comprehensive loss reflected an increase in valuation of a great majority of the Company's available-for-sale investments and MBS during the period as a result of greater marketplace demand for securities possessing high credit quality during the year ended December 31, 2009.  The decline in the balance of accumulated other comprehensive loss also reflected a $1.2 million after-tax decline in the unfunded status of the Company's defined benefit plans.

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

Cash and due from banks increased $109.3 million during the year ended December 31, 2008.  The reduction in yields offered on federal funds investments coupled with deposit inflows late in 2008 resulted in an unusually high level of cash balances at December 31, 2008.  These balances were deployed in some capacity during 2009.

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

Comparison of Operating Results for the Years Ended December 31, 2009 and 2008

General.  Net income was $26.2 million during the year ended December 31, 2009, a decline of $1.8 million from net income of $28.0 million during the year ended December 31, 2008.  During the comparative period, the provision for loan losses increased $11.1 million, non-interest income declined $3.6 million and non-interest expense increased $7.3 million, while net interest income increased $20.1 million, resulting in a reduction in pre-tax income of $1.9 million.  Income tax expense decreased $72,000 during the comparative period due to the decline in pre-tax earnings.

Net Interest Income.  The discussion of net interest income for the year ended December 31, 2009 and 2008 presented below should be read in conjunction with the tables on pages F-52 and F-53, which set forth certain information related to the consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

During the year ended December 31, 2009, FOMC monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%.  In addition, dislocations in the securitization marketplace for loans secured by multifamily and commercial real estate reduced the overall competition for the Bank's primary loan product, thus permitting origination rates on these loans to remain unaffected by general reductions in interest rates.  The combination of these events favorably impacted the Company's net interest income and net interest margin during the year ended December 31, 2009 compared to the year ended December 31, 2008.

Interest Income. Interest income was $209.2 million during the year ended December 31, 2009, an increase of $6.5 million from $202.7 million during the year ended December 31, 2008.  This resulted primarily from an increase in interest income of $10.8 million on real estate loans, that was partially offset by declines in interest income of $2.0 million on federal funds sold and other short-term investments and $1.1 million on each of investment securities and MBS

The increase in interest income on real estate loans resulted from growth in their average balance of $197.6 million during the year ended December 31, 2009 compared to the year ended December 31, 2008, reflecting originations of $464.4 million and purchases of $90.6 million during 2009, which was partially offset by principal repayments of $326.4 million and loan sales of $119.4 million during the same period.

The decrease in interest income on federal funds sold and other short-term investments resulted from a decline of 291 basis points in their average yield (reflecting lower federal funds and benchmark short-term interest rates during the year ended December 31, 2009 as a result of FOMC monetary policy actions), which was partially offset by an increase of $77.5 million in their average balance during the comparative period.  The increase in average balance reflected management's preference to retain funds in highly liquid short-term investments during the year ended December 31, 2009.

The decline in interest income on investment securities reflected reductions of both $4.5 million in their average balance and 290 basis points in their average yield.  The decline in average yield reflected lower interest rates that resulted from FOMC monetary policy actions as well as reductions in interest income received in the Bank's pooled bank trust preferred investments.  The decline in their average balance reflected management's preference to curtail purchases of these assets throughout much of the year ended December 31, 2009. The decline in interest income on MBS resulted primarily from a decline of $21.3 million in their average balance from principal repayments of $82.1 million that occurred throughout 2009.  The Company did not purchases any MBS during 2009.

Interest Expense.  Interest expense decreased $13.6 million, to $97.7 million, during the year ended December 31, 2009, from $111.3 million during the year ended December 31, 2008.  The decline resulted from reductions in interest expense of $9.0 million on money market accounts, $6.6 million on CDs, and $1.1 million on interest bearing checking accounts, which were partially offset by increased interest expense of $3.6 million on borrowed funds.

The decrease in interest expense on money market accounts resulted from a decline of 151 basis points in their average cost, as the Bank lowered offering rates on money market accounts during 2009 in response to the significant reduction in benchmark short-term interest rates in 2008 and 2009.  Similarly, the decline in interest expense on CDs resulted primarily from a decrease of 73 basis points in their average cost during the year ended December 31, 2009 compared to the year ended December 31, 2008, and the decline in interest expense on interest bearing checking accounts reflected a decline of 140 basis points in their average cost during the comparative period.  The decline in these average costs reflected lower offering rates during the year ended December 31, 2009 compared to the year ended December 31, 2008, as short-term market interest rates, which influence the pricing of both CDs and interest bearing checking accounts, declined significantly throughout 2008, and remained near zero during 2009.

The increase in interest expense on borrowed funds resulted from $83.0 million of growth in their average balance during the year ended December 31, 2009 compared to the year ended December 31, 2008, as the Company added a total of $388.1 million in borrowings in the form of either REPOS and FHLBNY advances throughout 2008 in order to fund operational requirements and help maintain pricing discipline on deposits.  Since the great majority of these added borrowings were retained throughout 2009, their average balance was higher during the year ended December 31, 2009 compared to the year ended December 31, 2008.

Provision for Loan Losses.  The provision for loan losses was $13.2 million during the year ended December 31, 2009, an increase of $11.1 million over the provision of $2.0 million recorded during the year ended December 31, 2008.  This increase reflected: (i) the increase in non-accrual and other problem loans from December 31, 2008 to December 31, 2009;  (ii) deteriorating conditions in the Bank's local real estate marketplace that resulted in higher estimated loan loss reserves on these non-accrual and other problem loans; and (iii) increased reserves applied to performing loans as a result of a higher reserve allocation determined on these loans at December 31, 2009 compared to December 31, 2008.

Non-Interest Income.  Total non-interest income declined $3.6 million from the year ended December 31, 2008 to the year ended December 31, 2009.  During the year ended December 31, 2009, the Company recognized $7.9 million of credit-related OTTI charges on trust preferred and equity mutual fund investment securities, compared to $3.2 million of such charges recognized during the year ended December 31, 2008.  (See Note 3 to the Consolidated Financial Statements for a further discussion of the OTTI charges).  Partially offsetting this was an increase in net mortgage banking income of $416,000 during the comparative period, and a $468,000 increase in net gain on the sale of investment securities and OREO, as well as a net gain of $505,000 recognized on a portion of the Company's trust preferred corporate debt that was re-acquired at a discount during 2009.  The increase in mortgage banking income resulted primarily from a reduction of $643,000 in the required charges to increase the liability for the First Loss Position on loans sold with recourse to FNMA (reflecting a more favorable condition of problem loans within the pool), that was partially offset by a decline of $321,000 in gains on loans sold (reflecting lower sales volume). The increase in the net gain on the sale of investment securities and OREO reflected a gain of $431,000 recognized in the first quarter of 2009 on the sale of the Bank's portfolio of municipal securities (which was partially offset by a loss of $92,000 on the sale of OREO recognized in the second quarter), compared to a loss of $129,000 recognized during the second quarter of 2008 on the sale of OREO.   Service charges and fees declined $557,000 during the comparative period as a result of both lower mortgage application income as well as a reduction in fees received on un-cashed official checks issued on behalf of depositors, as the Bank ceased utilization of a third party company to reconcile such checks in late 2008.  Under the previous arrangement, the Bank would immediately fund the full balance of official checks issued to the third party reconciling firm, and would periodically receive a pre-negotiated fee for the balance of un-cashed official checks.  In late 2008, the Bank assumed the official check reconciliation function internally.

Non-Interest Expense.  Non-interest expense was $57.3 million during the year ended December 31, 2009, an increase of $7.3 million from $50.0 million during the year ended December 31, 2008.

Salaries and employee benefits increased $3.2 million during the comparative period as a result of $1.6 million of higher expenses associated with a reduction in the funded status of the Employee Retirement Plan, as well as a $758,000 reduction in the offset to salaries for capitalized loan origination salary costs during the year ended December 31, 2009 compared to the year ended December 31, 2008 (reflecting lower loan origination levels during the comparative period). Occupancy and equipment expense increased by $911,000 during the comparative period, reflecting the opening of the Brooklyn Heights branch in late 2008 and the acquisition of a building in late 2008 intended for future operational use.  Federal deposit insurance costs increased $4.6 million during the comparative period as a result of a special insurance assessment of $1.8 million incurred as of September 30 , 2009, as well as ongoing increases in such costs resulting from recent FDIC BIF re-capitalization plans.  Other operating expenses declined $1.5 million, primarily as a result of reduced marketing and professional fees.

Non-interest expense was 1.44% of average assets during the year ended December 31, 2009, compared to 1.35% during the year ended December 31, 2008.  This increase reflected the substantial increase in FDIC insurance expense during the year ended December 31, 2009 compared to the year ended December 31, 2008.

Income Tax Expense.  Income tax expense declined $72,000 during the year ended December 31, 2009 compared to the year ended December 31, 2008, due primarily to a reduction of $1.9 million in pre-tax income during the period.  The Company's customary consolidated effective tax rate approximates 37%.  The impact of the previously discussed OTTI charges on investment securities reduced the actual effective tax rate for the year ended December 31, 2009 to 35.0%, while the combination of OTTI charges, a non-recurring reduction of $662,000 in the reserve for unrecognized tax benefits, and a reduction of $275,000 in recorded income tax expense related to the completion of the December 31, 2007 tax returns lowered the effective tax rate to 33.5% during the year ended December 31, 2008.

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

Net Interest Income.  The discussion of net interest income for the years ended December 31, 2008 and 2007 presented below should be read in conjunction with the tables on pages F-52 and F-53, which set forth certain information related to the consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

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

Non-Interest Income.  Non-interest income decreased $7.6 million, from $10.4 million during the year ended December 31, 2007 to $2.8 million during the year ended December 31, 2008.  The decline resulted primarily from a reduction in net mortgage banking income of $3.7 million attributable to provisions to net mortgage banking income of $3.9 million recognized during the year ended December 31, 2008 for an increase to the reserve liability for losses on loans sold to FNMA with recourse.  (See "Part I - Item 1 – Business – Allowance for Loan Losses - Reserve Liability on the First Loss Position on Multifamily Loans Serviced for FNMA" for a further discussion of the provisions to the book reserve for losses on loans sold with partial recourse).

In addition, during the year ended December 31, 2008, the Company recognized an OTTI charge of $3.2 million related to two pooled trust preferred securities, and a loss of $129,000 on the sale of two OREO properties.  There were no OTTI charges recognized on securities or sales of either securities or OREO during the year ended December 31, 2007.

The remainder of the decline in non-interest income resulted primarily from a non-recurring $546,000 BOLI settlement the Bank received during the year ended December 31, 2007.

Non-Interest Expense.  Non-interest expense was $50.0 million during the year ended December 31, 2008, an increase of $4.5 million from $45.5 million during the year ended December 31, 2007.

Salaries and employee benefits increased $2.3 million during the comparative period as a result of regular increases to existing employee compensation levels, along with management and staff positions required for two retail branch openings in 2008 and other general staff increases during the period.  Stock benefit plan amortization expense increased $906,000, reflecting equity awards granted to officers in July 2008 along with higher Employee Stock Ownership Plan expense resulting from an increase in the Holding Company's common stock price during the year ended December 31, 2008 compared to the year ended December 31, 2007.

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

Recently Issued Accounting Standards

For a discussion of the impact of recently issued accounting standards, please see Note 1 to the Company's consolidated financial statements that commence on page F-66.

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

Real estate loans, the largest component of the Bank's interest earning assets, traditionally derived their current interest rates primarily from either the five- or seven-year constant maturity Treasury index.  As a result, the Bank's interest earning assets were historically most sensitive to these benchmark interest rates.  Dislocations in the credit markets during the year ended December 31, 2009 resulted in a lower level of sensitivity of the Bank's multifamily loans to these benchmark interest rates.  Since the majority of the Bank's interest bearing liabilities mature within one year, its interest bearing liabilities are most sensitive to fluctuations in short-term interest rates.

Neither the Holding Company nor the Bank is subject to foreign currency exchange or commodity price risk.  In addition, the Company owned no trading assets, nor did it engage in any hedging transactions utilizing derivative instruments (such as interest rate swaps and caps) or embedded derivative instruments that required bifurcation during the years ended December 31, 2009 or 2008.  In the future, the Company may, with appropriate Board approval, engage in hedging transactions utilizing derivative instruments.

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

Assets.  The Bank's largest single asset type is the adjustable-rate multifamily residential loan. Multifamily residential loans typically carry shorter average terms to maturity than one- to four-family residential loans, thus significantly reducing the overall level of interest rate risk.  Over 90% of multifamily residential loans originated by the Bank during the years ended both December 31, 2009 and 2008 were adjustable rate, with repricing typically occurring after five or seven years. In addition, the Bank has sought to include in its portfolio various types of adjustable-rate one- to four-family loans and adjustable and floating-rate investment securities, with repricing terms generally of three years or less.  At December 31, 2009, adjustable-rate real estate and consumer loans totaled $2.80 billion, or 70.8% of total assets, and adjustable-rate investment securities (CMOs, REMICs, MBS issued by GSEs and other securities) totaled $101.5 million, or 2.6% of total assets.   At December 31, 2008, adjustable-rate real estate and consumer loans totaled $2.77 billion, or 68.4% of total assets, and adjustable-rate investment securities (CMOs, REMICs, MBS issued by GSEs and other securities) totaled $128.3 million, or 3.2% of total assets.

Deposit Liabilities.  As a traditional community-based savings bank, the Bank is largely dependent upon its base of competitively priced core deposits to provide stability on the liability side of the balance sheet.  The Bank has retained many loyal customers over the years through a combination of quality service, convenience, and a stable and experienced staff. Core deposits at December 31, 2009 were $1.2 billion, or 55.6% of total deposits. The balance of CDs as of December 31, 2009 was $985.1 million, or 44.4% of total deposits, of which $628.8 million, or 63.8%, were to mature within one year.  The weighted average maturity of the Bank's CDs at December 31, 2009 was 15.5 months, compared to 8.8 months at December 31, 2008.  During the year ended December 31, 2009, the Bank generally priced its CDs in an effort to encourage the extension of the average maturities of deposit liabilities beyond one year, and the increase in the average maturity of CDs during the year ended December 31, 2009 reflected promotional CDs with maturities of 12 months and longer that were added throughout 2009.

Wholesale Funds.  The Bank is a member of the FHLBNY, which provided the Bank with a borrowing line of up to $1.37 billion at December 31, 2009.  The Bank borrows from the FHLBNY for various purposes. At December 31, 2009, the Bank had outstanding advances of $1.01 billion from the FHLBNY, all of which were secured by a blanket lien on the Bank's loan portfolio.

The Bank has authority to accept brokered deposits as a source of funds and considers them a potential funding source.  The Bank had no outstanding brokered deposits at either December 31, 2009 or December 31, 2008.

Interest Rate Risk Exposure (NPV) Compliance

Under guidelines established by OTS Thrift Bulletin 13a, the Bank also measures its interest rate risk through an analysis of the change in its NPV under several interest rate scenarios.  NPV is the difference between the present value of the expected future cash flows of the Bank’s assets and liabilities, plus the present value of net expected cash flows from either commitments to originate or sell loans or purchase securities.

Traditionally, the fair value of fixed-rate instruments fluctuates inversely with changes in interest rates.  Increases in interest rates thus result in decreases in the fair value of interest-earning assets, which could adversely affect the Company's consolidated results of operations in the event they were to be sold, or, in the case of interest-earning assets classified as available-for-sale, reduce the Company's consolidated stockholders' equity, if retained.  During the years ended December 31, 2008 and 2009, dislocations in the credit markets resulted in a significantly lower correlation between changes in interest rates and changes in these fair values.  The changes in the value of assets and liabilities due to fluctuations in interest rates reflect the interest rate sensitivity of those assets and liabilities.  Under GAAP, changes in the unrealized gains and losses, net of taxes, on securities classified as available-for-sale are reflected in stockholders' equity through other comprehensive income.  As of December 31, 2009, the Company's consolidated securities portfolio included $267.9 million in securities classified as available- for-sale, which possessed a gross unrealized gain of $8.9 million.   Neither the Holding Company nor the Bank owned any trading assets as of December 31, 2009 or 2008.

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

The analysis that follows presents the estimated NPV resulting from market interest rates prevailing at a given quarter-end Pre-Shock Scenario, and under four Rate Shock Scenarios.  The analysis additionally presents a measurement of the interest rate sensitivity at December 31, 2009 and December 31, 2008.  Interest rate sensitivity is measured by the basis point changes in the various NPV Ratios from the Pre-Shock Scenario to the Rate Shock Scenarios.

	At December 31, 2009
	Net Portfolio Value					At December 31, 2008		At December 31, 2009 and 2008
	Dollar Amount	Dollar Change from the Pre-shock Scenario	Percentage Change from the Pre-shock Scenario	NPV Ratio	Basis Point Change in NPV Ratio from the Pre-shock Scenario	NPV Ratio	Basis Point Change in NPV Ratio from the Pre-shock Scenario	Board Approved NPV Ratio Limit
	(Dollars in Thousands)
Rate Shock Scenario
+ 200 Basis Points	$373,349	$(60,083)	-14.57%	9.48%	(68)	6.02%	(126)	5.0%
+ 100 Basis Points	401,595	(25,929)	-6.29	10.03	(13)	6.77	(51)	6.0
Pre-Shock Scenario	412,478	-	-	10.16	-	7.28	-	7.0
- 100 Basis Points	403,261	15,500	3.76	9.84	(32)	7.54	26	7.0
- 200 Basis Points	N/A	N/A	N/A	N/A	N/A	N/A	N/A	7.0

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

The Pre-Shock Scenario NPV increased from $296.8 million at December 31, 2008 to $412.5 million at December 31, 2009.  The NPV Ratio at December 31, 2009 was 10.16% in the Pre-Shock Scenario, an increase from the NPV Ratio of 7.28% in that Scenario at December 31, 2008.  The increase in the Pre-Shock Scenario NPV was due primarily to both an increase in the valuation of multifamily loans (reflecting lower marketplace offering rates on such loans at December 31, 2009 compared to December 31, 2008), and a decline in the valuation of borrowings (which positively impacts NPV) that resulted from higher quoted interest rates from the FHLBNY for comparable borrowings at December 31, 2009 compared to December 31, 2008.  The increase in the Pre-Shock Scenario NPV Ratio reflected the $116.8 million increase in the Pre-Shock Scenario NPV from December 31, 2008 to December 31, 2009.

The Bank’s +200 basis point Rate Shock Scenario NPV increased from $236.8 million at December 31, 2008 to $373.3 million at December 31, 2009.  The increase resulted primarily from a more favorable valuation of multifamily loans at December 31, 2009 compared to December 31, 2008, reflecting a decline in their estimated term to next interest rate repricing at December 31, 2009 compared to December 31, 2008.  Assets with a reduced term to next interest rate repricing generate a more favorable NPV in a rising rate interest rate environment.  As a result, the decline in the NPV of total assets from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario was lower at December 31, 2009 than December 31, 2008.  In addition, the average term to maturity of the Bank's CDs increased from December 31, 2008 to December 31, 2009 as a result of both runoff of shorter-term promotional CDs gathered in late 2008 as well as successful efforts to gather CDs with maturities of 3 to 5 years during the year ended December 31, 2009.  The increase in the average term to maturity or repricing of interest bearing liabilities such as CDs has a positive impact upon the +200 basis point Rate Shock Scenario NPV.

The NPV Ratio was 9.48% in the +200 basis point Rate Shock Scenario at December 31, 2009, an increase from the NPV Ratio of 6.02% in the +200 basis point Rate Shock Scenario at December 31, 2008.  The increase reflected the aforementioned increase in the +200 basis point Rate Shock Scenario NPV during the comparative period.

At December 31, 2009, the interest rate sensitivity in the +200 basis point Rate Shock Scenario was negative 68 basis points, compared to interest rate sensitivity of negative 126 basis points in the +200 basis point Rate Shock Scenario at December 31, 2008.  The reduction in sensitivity was due primarily to a combination of less sensitivity in the valuation of both multifamily loans and CDs, as well as a larger increase in the deposit intangible value in the +200 basis point Rate Shock Scenario at December 31, 2009 compared to December 31, 2008 (reflecting lower market deposit offering rates at December 31, 2009 compared to December 31, 2008).

Item 8.  Financial Statements and Supplementary Data

For the Company's consolidated financial statements, see index on page F-66.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of December 31, 2009, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2009 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, utilizing the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Controls – Integrated Framework."  Based upon its assessment, management believes that, as of December 31, 2009, the Company's internal control over financial reporting is effective.

Crowe Horwath LLP, the independent registered public accounting firm that audited the consolidated financial statements included in the Annual Report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, which is included on page F-67.

Item 9B.                      Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the Company is presented under the headings "Proposal 1 - Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" in the Holding Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 2010 (the "Proxy Statement") which will be filed with the SEC within 120 days of December 31, 2009, and is incorporated herein by reference.

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

The following table presents information as of December 31, 2009 with respect to compensation plans under which equity securities of the Holding Company are authorized for issuance:

	EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options(a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)] (c)
Equity compensation plans approved by the Holding Company's shareholders	3,266,920	$14.56	767,040(1)
Equity compensation plans not approved by the Holding Company's shareholders	-	-	-

(1)
Amount comprised of 60,227 stock options that remain available for future issuance under the 2001 Stock Option Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc., and 706,813 equity awards that remain available for future issuance under the 2004 Stock Incentive Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc., of which 510,900 were eligible to be issued in the form of restricted stock awards.

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

See index to Consolidated Financial Statements on page F-66.

           (2)           Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or Notes thereto under "Part II - Item 8.  Financial Statements and Supplementary Data."

(3)           Exhibits Required by Item 601 of SEC Regulation S-K

See Index of Exhibits on pages F-112 and F-113.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2010.

DIME COMMUNITY BANCSHARES, INC.

By: /s/ VINCENT F. PALAGIANO
                                                       Vincent F. Palagiano
                                                       Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 12, 2010 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title
/s/ VINCENT F. PALAGIANO Vincent F. Palagiano	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ MICHAEL P. DEVINE Michael P. Devine	President and Chief Operating Officer and Director
/s/ KENNETH J. MAHON Kenneth J. Mahon	First Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)
/s/ MICHAEL PUCELLA Michael Pucella	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ ANTHONY BERGAMO Anthony Bergamo	Director
/s/ GEORGE L. CLARK, JR. George L. Clark, Jr.	Director
/s/ STEVEN D. COHN Steven D. Cohn	Director
/s/ PATRICK E. CURTIN Patrick E. Curtin	Director
/s/ FRED P. FEHRENBACH Fred P. Fehrenbach	Director
/s/ JOHN J. FLYNN John J. Flynn	Director
/s/ JOSEPH J. PERRY Joseph J. Perry	Director
/s/ OMER S.J. WILLIAMS Omer S.J. Williams	Director

CONSOLIDATED FINANCIAL STATEMENTS OF
DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Dime Community Bancshares, Inc. and Subsidiaries
Brooklyn, New York

We have audited the accompanying consolidated statement of financial condition of Dime Community Bancshares, Inc. and Subsidiaries (the "Company") as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the year then ended December 31, 2009. We also have audited Dime Community Bancshares, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting located in Item 9a of Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/S/ CROWE HORWATH LLP

Livingston, New Jersey
March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dime Community Bancshares, Inc. & Subsidiaries
Brooklyn, NY

We have audited the accompanying consolidated statements of financial condition of Dime Community Bancshares, Inc. and Subsidiaries (the "Company") as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dime Community Bancshares, Inc. and Subsidiaries as of December 31, 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 16, 2009

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)

	December 31, 2009	December 31, 2008
ASSETS:
Cash and due from banks	$39,338	$211,020
Federal funds sold and other short-term investments	3,785	-
Investment securities held-to-maturity (estimated fair value of $5,330 and $9,082 at December 31, 2009 and December 31, 2008, respectively) (Fully unencumbered)	7,240	10,861
Investment securities available-for-sale, at fair value :
Encumbered	27,646	-
Unencumbered	15,516	16,602
	43,162	16,602
Mortgage-backed securities available-for-sale, at fair value:
Encumbered	221,048	251,744
Unencumbered	3,725	49,607
	224,773	301,351
Loans:
Real estate, net	3,392,038	3,289,314
Other loans	3,221	2,191
Less allowance for loan losses	(21,505)	(17,454)
Total loans, net	3,373,754	3,274,051
Loans held for sale	416	-
Premises and fixed assets, net	29,841	30,426
Federal Home Loan Bank of New York ("FHLBNY") capital stock	54,083	53,435
Other real estate owned ("OREO")	755	300
Goodwill	55,638	55,638
Other assets	119,489	101,914
Total Assets	$3,952,274	$4,055,598
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,110,387	$2,169,341
Non-interest bearing deposits	106,449	90,710
Total deposits	2,216,836	2,260,051
Escrow and other deposits	65,895	130,121
Securities sold under agreements to repurchase	230,000	230,000
FHLBNY advances	1,009,675	1,019,675
Subordinated notes payable	25,000	25,000
Trust Preferred securities payable	70,680	72,165
Other liabilities	39,415	41,622
Total Liabilities	$3,657,501	$3,778,634
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at December 31, 2009 and December 31, 2008)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 51,131,784 shares and 51,122,319 shares issued at December 31, 2009 and December 31, 2008, respectively, and 34,395,531 shares and 34,179,900 shares outstanding at December 31, 2009 and December 31, 2008, respectively)	511	511
Additional paid-in capital	214,654	213,917
Retained earnings	306,787	297,848
Accumulated other comprehensive loss, net of deferred taxes	(5,082)	(11,111)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(3,701)	(3,933)
Unearned Restricted Stock Award common stock	(2,505)	(1,790)
Common stock held by Benefit Maintenance Plan ("BMP")	(8,007)	(8,007)
Treasury stock, at cost (16,736,253 shares and 16,942,419 shares at December 31, 2009 and December 31, 2008, respectively)	(207,884)	(210,471)
Total Stockholders' Equity	$294,773	$276,964
Total Liabilities And Stockholders' Equity	$3,952,274	$4,055,598
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Interest income:
Loans secured by real estate	$193,689	$182,934	$165,221
Other loans	143	166	178
Mortgage-backed securities	11,548	12,685	6,344
Investment securities	874	1,950	2,011
Federal funds sold and other short-term investments	2,914	4,919	8,406
Total interest income	209,168	202,654	182,160
Interest expense:
Deposits and escrow	42,792	59,978	75,761
Borrowed funds	54,893	51,324	35,386
Total interest expense	97,685	111,302	111,147
Net interest income	111,483	91,352	71,013
Provision for loan losses	13,152	2,006	240
Net interest income after provision for loan losses	98,331	89,346	70,773
Non-interest income:
Total other than temporary impairment ("OTTI") losses	(10,919)	(3,209)	-
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	3,004	-	-
Net OTTI recognized in earnings	(7,915)	(3,209)	-
Service charges and other fees	4,209	4,766	4,780
Mortgage banking (loss) income	(1,774)	(2,190)	1,512
Net (loss) gain on sales of securities and OREO	339	(129)	-
Net gain on the re-acquisition of trust preferred securities payable	505	-	-
Income from Bank Owned Life Insurance ("BOLI")	2,022	1,999	2,513
Other	1,869	1,577	1,615
Total non-interest (loss) income	(745)	2,814	10,420
Non-interest expense:
Salaries and employee benefits	28,167	24,922	22,620
Stock benefit plan compensation expense	3,647	3,702	2,796
Occupancy and equipment	7,878	6,967	6,431
Data processing costs	2,985	3,067	3,204
Advertising and marketing	1,441	2,364	2,638
Federal deposit insurance premiums	5,524	899	258
Provision for losses on OREO	196	-	-
Other	7,472	8,052	7,555
Total non-interest expense	57,310	49,973	45,502

Income before income taxes	40,276	42,187	35,691
Income tax expense	14,087	14,159	13,248

Net income	$26,189	$28,028	$22,443

Earnings per Share:
Basic	$0.79	$0.85	$0.67
Diluted	$0.79	$0.85	$0.67

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
 (Dollars in thousands)
	Year Ended December 31,
	2009	2008	2007
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Common Stock (Par Value $0.01):
Balance at beginning of period	$511	$509	$509
Shares issued in exercise of options	-	2	-
Balance at end of period	511	511	509
Additional Paid-in Capital:
Balance at beginning of period	213,917	208,369	206,601
Stock options exercised	43	2,471	136
(Tax Liability) Excess tax benefit of stock benefit plans	(130)	518	174
Amortization of excess fair value over cost – ESOP stock	583	1,011	813
Stock option expense	1,083	1,079	630
Release from treasury stock for restricted stock award shares	(842)	469	15
Balance at end of period	214,654	213,917	208,369
Retained Earnings:
Balance at beginning of period	297,848	288,112	285,420
Net income for the period	26,189	28,028	22,443
Cash dividends re-assumed through liquidation of Recognition and Retention Plan ("RRP")	-	-	958
Cumulative effect adjustment for the adoption of provisions of FASB Accounting Standards Codification ("ASC") 740-10-05-6 ("ASC 740-10-05-6")	-	-	(1,703)
Cumulative effect adjustment for the adoption of the transition requirements of ASC 715-20-65 "Compensation-Retirement Benefits - Defined Benefit Plans- Transition and Open Effective Date Information," net of taxes	(7)	(23)	-
Cumulative effect adjustment for the adoption of ASC 320-10-65 "Investments—Debt and Equity Securities – Overall – Transition and Open Effective Date Information," net of taxes	1,255	-	-
Cash dividends declared and paid	(18,498)	(18,269)	(19,006)
Balance at end of period	306,787	297,848	288,112
Accumulated Other Comprehensive Loss, Net of Deferred Taxes:
Balance at beginning of period	(11,111)	(4,278)	(7,100)
(Increase) Decrease in unrealized loss on available-for-sale securities during the period, net of deferred benefit (taxes) of $(4,139), $1,964 and $(1,469), respectively	6,044	(2,246)	1,800
Cumulative effect adjustment for the adoption of the transition requirements of ASC 715-20-65	-	(64)	-
Cumulative effect adjustment for the adoption of ASC 320-10-65, net of taxes of $1,034	(1,255)	-	-
Unrecognized (loss) gain of pension and other postretirement obligations, net of deferred benefit (tax) of $(1,021), $3,776 and $(874)	1,240	(4,523)	1,022
Balance at end of period	(5,082)	(11,111)	(4,278)
Unallocated Common Stock of ESOP:
Balance at beginning of period	(3,933)	(4,164)	(4,395)
Amortization of earned portion of ESOP stock	232	231	231
Balance at end of period	(3,701)	(3,933)	(4,164)
Unearned Restricted Stock Award and RRP Common Stock:
Balance at beginning of period	(1,790)	(634)	(3,452)
Release from treasury stock for restricted stock award shares	(1,745)	(1,773)	(165)
Transfer of common stock to treasury upon liquidation of RRP	-	-	2,611
Amortization of earned portion of RRP stock	1,030	617	372
Balance at end of period	(2,505)	(1,790)	(634)
Common Stock Held by BMP:
Balance at beginning of period	(8,007)	(7,941)	(7,941)
Plan contributions	-	(66)	-
Common stock acquired	-	-	-
Balance at end of period	(8,007)	(8,007)	(7,941)
Treasury Stock, at cost:
Balance at beginning of period	(210,471)	(211,121)	(179,011)
Release of treasury stock for allocated restricted stock awards and shares acquired by BMP	2,587	1,304	151
Transfer of common stock to treasury upon liquidation of RRP	-	-	(2,611)
Purchase of treasury shares, at cost	-	(654)	(29,650)
Balance at end of period	(207,884)	(210,471)	(211,121)
TOTAL STOCKHOLDERS' EQUITY AT THE END OF PERIOD	$294,773	$276,964	$268,852

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net Income	$26,189	$28,028	22,443
Change in pension and other postretirement obligations, net of deferred benefit (taxes) of $(1,021), $3,776 and $(874) during the years ended December 31, 2009, 2008 and 2007, respectively	1,240	(4,523)	1,022
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of tax of $(1,625) and $(1,224) during the years ended December 31, 2009 and 2008, respectively	1,975	1,496	-
Non-credit component of OTTI charge recognized during the period, net of tax benefit of $1,356 during the year ended December 31, 2009	(1,648)	-	-
Reduction in non-credit component of OTTI, net of taxes of $(391) during the year ended December 31, 2009	476	-	-
Reclassification adjustment for securities sold during the period, net of taxes of $195 during the year ended December 31, 2009	(236)	-	-
Net unrealized securities (loss) gain arising during the period, net of benefit (taxes) of $(4,604), $3,188 and $(1,469) during the years ended December 31, 2009, 2008 and 2007, respectively	5,477	(3,742)	1,800
Comprehensive Income	$33,473	$21,259	$25,265
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$26,189	$28,028	$22,443
Adjustments to reconcile net income to net cash provided by operating activities
Net gain on investment and mortgage backed securities sold	(431)	-	-
Net gain on the re-acquisition of trust preferred securities payable	(505)	-	-
Net gain on sale of loans held for sale	(674)	(1,012)	(750)
Net loss on sales and disposals of other assets	92	129	-
Net depreciation, amortization and accretion	2,446	1,757	1,252
Stock plan compensation expense (excluding ESOP)	2,113	1,696	372
ESOP compensation expense	815	1,242	1,674
Provision for loan losses	13,152	2,006	240
Provision for losses on OREO	196	-	-
Charge to net mortgage banking income - provision to increase the liability for loans sold with recourse	3,303	3,946	-
(Recovery) / Impairment adjustment on mortgage servicing rights	(60)	60	-
Credit component of OTTI	7,915	3,209	-
Increase in cash surrender value of BOLI	(2,022)	(1,999)	(1,965)
Deferred income tax provision (credit)	(8,665)	(3,054)	(834)
Excess tax benefits of stock plans	130	(518)	(174)
Changes in assets and liabilities:
Originations of loans held for sale during the period	(19,092)	(149,081)	(76,568)
Proceeds from sales of loans held for sale	19,350	150,983	77,628
Increase in other assets	(13,205)	(143)	(6,368)
(Decrease) Increase in other liabilities	(3,196)	(8,327)	823
Net cash provided by Operating Activities	27,851	28,922	17,773
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) Decrease in federal funds sold and other short-term investments	(3,785)	128,014	(49,262)
Proceeds from maturities of investment securities held-to-maturity	267	242	155
Proceeds from maturities and calls of investment securities available-for-sale	10,100	1,729	1,000
Proceeds from sales of investment securities available-for-sale	10,359	-	-
Proceeds from sales and calls of mortgage backed securities available-for-sale	-	-	8,542
Purchases of investment securities available-for-sale	(46,000)	(5,464)	(14,162)
Purchases of mortgage backed securities available-for-sale	-	(183,849)	(37,992)
Principal collected on mortgage backed securities available-for-sale	82,129	48,155	33,329
Proceeds from the sale of portfolio loans	100,000	-	-
Net increase in loans	(214,034)	(416,504)	(174,029)
Proceeds from the sale of OREO and real estate investment property owned	532	767	-
Proceeds from BOLI benefit payment	-	-	631
Purchases of fixed assets, net	(1,447)	(8,356)	(2,566)
Purchase of FHLBNY capital stock	(648)	(14,406)	(7,734)
Net cash used in Investing Activities	(62,527)	(449,672)	(242,088)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) Increase in due to depositors	(43,215)	80,053	171,466
(Decrease) Increase in escrow and other deposits	(64,226)	77,912	5,836
Increase in securities sold under agreements to repurchase	-	74,920	34,845
(Repayments of) Proceeds from FHLBNY advances	(10,000)	313,175	135,000
Proceeds from exercise of stock options	43	2,473	136
(Tax cost) Excess tax benefits of stock plans	(130)	518	174
Proceeds disbursed for the re-acquisition of trust preferred securities payable	(980)	-	-
Cash dividends re-assumed through liquidation of RRP	-	-	958
Purchase of common stock by the RRP and BMP	-	(66)	-
Cash dividends paid to stockholders and cash disbursed in payment of stock dividends	(18,498)	(18,269)	(19,006)
Purchase of treasury stock	-	(654)	(29,650)
Net cash provided by Financing Activities	(137,006)	530,062	299,759
INCREASE(DECREASE) IN CASH AND DUE FROM BANKS	(171,682)	109,312	75,444
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	211,020	101,708	26,264
CASH AND DUE FROM BANKS, END OF PERIOD	$39,338	$211,020	$101,708
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$21,612	$20,196	$20,622
Cash paid for interest	98,646	109,787	110,508
Loans transferred to OREO	1,179	1,564	-
Transfer of securities from available-for-sale to held-to-maturity (at fair value)	-	11,501	-
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	222	134	-
Reversal of unrealized loss on securities transferred from available-for-sale to held-to-maturity	3,378	2,586	-
Net increase in non-credit component of OTTI	2,137	-	-
Cumulative effect adjustment for the adoption of transition requirements of ASC 715-20-65	$(7)	$(64)	-
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars In Thousands except for share amounts)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Dime Community Bancshares, Inc. (the "Holding Company" and together with its direct and indirect subsidiaries, the "Company") is a Delaware corporation organized by The Dime Savings Bank of Williamsburgh (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on June 26, 1996.  At December 31, 2009, the significant assets of the Holding Company were the capital stock of the Bank, the Holding Company's loan to the ESOP and investments retained by the Holding Company.  The liabilities of the Holding Company were comprised primarily of a $25,000 subordinated note payable maturing in May 2010 and $70,680 of trust preferred securities payable maturing in 2034.  The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.

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

Subsequent Events  - The Company has evaluated subsequent events for recognition and disclosure.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Holding Company, and its majority-owned subsidiaries, and the Bank and its majority-owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Due From Banks - Cash and due from banks represents cash held by the Bank (including cash on hand at its branches), as well as cash held by the Holding Company and other subsidiary companies that is not subject to elimination in consolidation.

Federal Funds Sold and Other Short-term Investments - Purchases and sales of federal funds sold and other short-term investments are recorded on trade date.  Federal funds sold and other short-term investments are carried at cost, which approximates fair value due to the short-term nature of the investment.

Investment Securities and Mortgage-Backed Securities ("MBS") - Purchases and sales of investment and mortgage-backed securities are recorded on trade date.  Gains and losses on sales of investment and mortgage-backed securities are recorded on the specific identification basis.

Debt and equity securities that have readily determinable fair values are carried at fair value unless they are held-to-maturity. Debt securities are classified as held-to-maturity and carried at amortized cost only if the Company has a positive intent and ability to hold them to maturity.  If not classified as held-to-maturity, such securities are classified as securities available-for-sale or as trading securities. Unrealized holding gains or losses on securities available-for-sale that are deemed temporary are excluded from net income and reported net of income taxes as other comprehensive income or loss.  At December 31, 2009 and 2008, all of the Company's equity securities were classified as available-for-sale. Neither the Holding Company nor the Bank has acquired securities for the purpose of engaging in trading activities.

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for MBS where prepayments are anticipated.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. OTTI is recognized through a charge to net income to the extent that it is determined to be credit-related and other comprehensive income to the extent that it is determined to be non-credit related.

Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value.  Multifamily residential and mixed-use loans sold are generally sold with servicing rights retained.

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

All creditors are required to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of expected future cash flows discounted at the loan's effective interest rate.  As an expedient, creditors may account for impaired loans at the fair value of the collateral or at the observable market price of the loan if one exists.  If the estimated fair value of an impaired loan is less than the recorded amount, a specific valuation allowance is established.  If the impairment is considered to be permanent, a write-down is charged against the allowance for loan losses.  Homogeneous loans are not individually considered for impairment.  The Company considers individual one- to four-family residential mortgage and cooperative apartment loans having a balance of $730 or less and all consumer loans to be small balance homogenous loan pools.

The Bank maintains a separate reserve within other liabilities associated with commitments to fund future loans that have been accepted by the borrower.  This reserve is determined based upon the historical loss experience of similar loans owned by the Bank at each period end.  Any changes in this reserve amount are recognized through earnings in the period of change.

Reserve For the First Loss Position on Multifamily Loans Sold to Fannie Mae ("FNMA").  A reserve is also recorded in other liabilities related to certain multifamily residential real estate loans sold with recourse under an agreement with FNMA.  Consistent with the methodology utilized in determining the allowance for loan losses, for all performing loans within the FNMA serviced pool, the reserve recognized is the present value of the estimated losses calculated based upon the historical loss experience for comparable multifamily loans owned by the Bank.  For problem loans within the pool, the estimated losses are determined in a manner consistent with impaired and classified loans within the Bank's loan portfolio.

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

Mortgage Servicing Rights ("MSR") - The cost of mortgage loans sold with servicing rights retained by the Bank is allocated between the loans and the servicing rights based on their estimated fair values at the time of the loan sale. Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, anticipated net servicing income.  All separately recognized MSR are required to be initially measured at fair value, if practicable.  The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates derived based upon actual historical results for the Bank, or, in the absence of such data, from historical results for the Bank's peers. Capitalized loan servicing assets are stratified based on predominant risk characteristics of the underlying loans (i.e., collateral, interest rate, servicing spread and maturity) for the purpose of evaluating impairment. A valuation allowance is then established in the event the recorded value of an individual stratum exceeds its fair value.  Third party valuations of the loan servicing asset are performed on a quarterly basis, and were performed as of December 31, 2009 and 2008.  The Bank has elected to continue its practice of amortizing its MSR in proportion to and over the period of estimated net servicing income or net servicing loss.

OREO - Properties acquired as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure are classified as OREO and are recorded at the lower of the recorded investment in the related loan or the fair value of the property less estimated disposal costs on the date of acquisition, with any resulting write down charged to the allowance for loan losses.  Subsequent write downs are charged directly to operating expenses.

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

Earnings Per Share ("EPS") - Basic EPS is computed by dividing net income by the weighted-average common shares outstanding during the year.  In determining the weighted average shares outstanding for basic EPS, treasury stock and unallocated ESOP shares are excluded.  All restricted stock award shares, vested or unvested, are included in the calculation of the weighted average shares outstanding for basic EPS.   Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if "in the money" stock options were exercised and converted into common stock.

The following is a reconciliation of the numerator and denominator of basic EPS and diluted EPS for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Numerator:
Net Income per the Consolidated Statements of Operations	$26,189	$28,028	$22,443
Denominator:
Weighted average shares outstanding utilized in the calculation of basic EPS	33,026,154	32,676,282	33,522,224
Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options	5,108	259,905	112,183
Anti-dilutive effect of tax benefits associated with "in-the-money" non-qualified stock options	(1,607)	(111,385)	(27,381)
Weighted average shares outstanding utilized in the calculation of diluted EPS	33,029,655	32,824,802	33,607,026

Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options are calculated based upon the excess of the average market value of the Company's common stock over the exercise price of outstanding options.

There were approximately 3,061,287,  812,421,  and 2,053,104 weighted average options for the years ended December 31, 2009, 2008, and 2007, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the relevant period.

Accounting for Goodwill and Other Intangible Assets – An impairment test is required to be performed at least annually for goodwill acquired in a business combination. The Company performed impairment tests of goodwill periodically in 2009, and as of December 31, 2009, 2008 and 2007.  In each instance, the Company concluded that no potential impairment of goodwill existed.  As of both December 31, 2009 and 2008, the Company had goodwill totaling $55,638, net of accumulated amortization of $17,469.

Income Taxes – Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

The Company adopted guidance issued by the Federal Accounting Standards Board with respect to accounting for uncertainty in income taxes as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not satisfying the “more likely than not” test, no tax benefit is recorded.  The impact of adoption of this new guidance is summarized in Note 14.

Employee Benefits – The Bank maintains The Dime Savings Bank of Williamsburgh 401(k) Plan [the "401(k) Plan"] for substantially all of its employees, and the Retirement Plan of The Dime Savings Bank of Williamsburgh (the "Employee Retirement Plan"), both of which are tax qualified under the Code.

The Bank also maintains the Postretirement Welfare Plan of The Dime Savings Bank of Williamsburgh (the "Postretirement Benefit Plan."), providing additional postretirement benefits` to certain employees, which requires accrual of postretirement benefits (such as health care benefits) during the years an employee provides services, a Retirement Plan for its outside Directors, (the “Director Retirement Plan) and the BMP that provides additional benefits to certain of its officers.

As the sponsor of a single employer defined benefit plan, the Company must do the following for the Employee Retirement Plan, a portion of the BMP, the Director Retirement Plan and the Postretirement Benefit Plan: (1) recognize the funded status of a benefit plan in its statements of financial condition, measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation; (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit or cost.  Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation are adjusted as they are subsequently recognized as components of net periodic benefit cost; (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statements of financial condition (with limited exceptions); and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.  Effective January 1, 2008, the Company changed the measurement date for its defined benefit plans from October 1st to December 31st.  As a result of this change, the Company recorded a transition adjustment on January 1, 2008 that reduced its consolidated stockholders' equity by $87.

The Holding Company and Bank maintain the ESOP.  Compensation expense related to the ESOP is recorded during the period in which the shares become committed to be released to participants.  The compensation expense is measured based upon the average fair market value of the stock during the period, and, to the extent that the fair value of the shares committed to be released differs from the original cost of such shares, the difference is recorded as an adjustment to additional paid-in capital.  All cash dividends are paid on allocated ESOP shares, and thus reduce retained earnings.

The Holding Company and Bank maintain the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (the "2001 Stock Option Plan") and the Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (the "2004 Stock Incentive Plan," and collectively the "Stock Plans"); which are discussed more fully in Note 15.  Grants of stock options and restricted stock awards during the years ended December 31, 2009, 2008 and 2007 were accounted for at fair value.

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

During the years ended December 31, 2009, 2008 and 2007, the Company held no derivative instruments or embedded derivative instruments that required bifurcation.

BOLI – BOLI is carried at its contract value.  Increases in the contract value are recorded as non-interest income in the consolidated statements of operations and insurance proceeds received are recorded as a reduction of the contract value.

Comprehensive Income - Comprehensive income for the years ended December 31, 2009, 2008 and 2007 included changes in the unrealized gain or loss on available-for-sale securities, minimum pension liability, non-credit component of OTTI, and transfer loss related to securities transferred from available-for-sale to held-to-maturity.  Under GAAP, all of these items bypass net income and are typically reported as components of stockholders' equity.  All comprehensive income adjustment items are presented net of applicable tax effect.

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

For the years ended December 31, 2009, 2008 and 2007, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

Recently Issued Accounting Standards  - In June 2009, the FASB issued ASC 105, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162." ASC 105 establishes the FASB Accounting Standards Codification (the "Codification"), which supersedes all existing accounting standard documents and becomes the single source of authoritative non-governmental GAAP. All other accounting literature not included in the Codification is considered non-authoritative. The Codification was implemented on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009. The Company has conformed its financial statements and related Notes to the Codification.

In June 2009, the FASB issued amendments to ASC 860-10 which eliminated the concept of a "qualifying special-purpose entity," and changes various requirements for derecognizing transferred financial assets that were previously established under ASC 860.  ASC 860-10 also requires increased disclosure related to transferred financial assets, including securitization transactions, as well as other transactions where companies possess continuing exposure to the risks related to financial assets transferred or sold.  For the Company, ASC 860-10 is effective for financial asset transfers occurring after January 1, 2010, and early adoption of ASC 860-10 is prohibited.  The Company is evaluating the impact of adoption of ASC 860-10.

On April 9, 2009, the FASB issued ASC 320-10-65.  ASC 320-10-65 amended the guidance provided under GAAP related to OTTI of debt securities in order to make it more operational.  ASC 320-10-65 modifies the technical criteria related to both the recovery of impairment and collectibility of cash flows that a reporting entity may employ in order to avoid recognizing OTTI.  Under ASC 320-10-65, OTTI that has been determined to exist on debt securities is required to be divided between credit and non-credit components, with changes in the credit component recognized in earnings, and changes in the non-credit component recognized in other comprehensive income.  In determining the amount of credit-related OTTI to be recognized, ASC 320-10-65 permits the reporting entity to discount the expected cash flows at the effective interest rate implicit in the security at the date of acquisition.  ASC 320-10-65 also requires additional disclosures related to all securities owned by the reporting entity.  ASC 320-10-65 did not amend existing recognition and measurement guidance related to OTTI of equity securities.  ASC 320-10-65 is required to be applied to existing and new investments held by the reporting entity at the beginning of the interim period of adoption.  For debt securities held at the beginning of the interim period of adoption for which OTTI was previously recognized, the entity recognizes the cumulative effect of adopting ASC 320-10-65 as an adjustment to the opening balance of retained earnings.  ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted.   The Company elected to early adopt ASC 320-10-65 effective January 1, 2009, reclassifying $1,255 of previously recognized after-tax OTTI out of retained earnings and into accumulated other comprehensive loss as a cumulative effect adjustment, representing the after-tax non-credit component of the previously recognized OTTI.

On April 9, 2009, the FASB issued ASC 820-10-65-4.  ASC 820-10-65-4 provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased, and provides guidance on identifying circumstances that indicate a transaction is not orderly.  ASC 820-10-65-4 is effective for interim and annual reporting periods ending after June 15, 2009, with earlier adoption permitted.  ASC 820-10-65-4 was applied to the methodology utilized by the Company to determine the fair value of its pooled trust preferred securities at December 31, 2009.

On January 12, 2009, the FASB issued ASC 325-40-65-1, which amended the impairment guidance in ASC 325-40-65 to achieve more consistent determination of whether an OTTI has occurred.  GAAP provides two different models for determining whether the impairment of a debt security is other than temporary: (1) ASC 325-40-65 requires the use of market participant assumptions about future cash flows. This cannot be overcome by management judgment of the probability of collecting all cash flows previously projected; and (2) ASC 320-10-35-17 does not require exclusive reliance on market participant assumptions about future cash flows. Rather, ASC 320-10-35-17 permits the use of reasonable management judgment of the probability that the holder will be unable to collect all amounts due.  ASC 325-40-65-1 retains and emphasizes the objective of an OTTI assessment and the related disclosure requirements in ASC 320-10-50, and permits impaired assets under the jurisdiction of ASC 325-40-65 to be evaluated in accordance with the OTTI methodology of ASC 520-10-35-17.  ASC 325-40-65-1 was effective immediately upon issuance.  Adoption of ASC 325-40-65-1 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In December 2008, the FASB issued ASC 715-20-65-2, which  requires additional disclosure regarding investment allocations, major categories, valuation techniques and concentrations of risk related to plan assets held in an employer's defined benefit pension or postretirement plan.  ASC 715-20-65-2 further requires disclosure of any effects of utilizing significant unobservable inputs (as defined in ASC 820-10) upon the overall change in the fair value of plan assets during the reporting period.  ASC 715-20-65-2 is effective for years ending after December 15, 2009.  The effects of adoption of ASC 715-20-65-2 are reflected in the defined benefit plan disclosures presented in Note 15.

In June 2008, the FASB issued ASC 260-10-65-2, which requires unvested share-based payment awards which receive non-forfeitable dividend rights or dividend equivalents to be considered participating securities which are required to be included in computing EPS under the two-class method outlined in ASC 260-10.  ASC 260-10-65-2 was effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  Adoption of ASC 260-10-65-2 did not have a material impact upon the Company's consolidated financial condition or results of operations, as all potential participating securities were already included in the calculation of the Company's periodic basic and diluted shares.

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

Use of Estimates in the Preparation of the Consolidated Financial Statements -  Various elements of the Company’s accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policies with respect to the methodologies it uses to determine the allowance for loan losses, reserves for loan commitments and FNMA First Loss Position, the valuation of MSR, asset impairments (including the valuation of goodwill and other than temporary declines in the valuation of securities), the recognition of deferred tax assets and unrecognized tax positions, the recognition of loan income, the valuation of financial instruments and accounting for defined benefit plans are its most critical accounting policies because they are important to the presentation of the Company’s consolidated financial condition and results of operations, involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material variations in the Company's consolidated results of operations or financial condition.

Reclassification –  Certain amounts as of and for the year ended December 31, 2007 have been reclassified to conform to their presentation as of and for the years ended December 31, 2009 and 2008.  In particular, the Company reclassified the gains or losses recorded on sales of loans, along with servicing fees on loans sold to third parties, into a separate line item within non-interest income entitled "Mortgage Banking Income."  The effects of this reclassification are presented in Note 7.

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

The Holding Company acquired Financial Bancorp, Inc. on January 21, 1999.  The liquidation account previously established by Financial Bancorp Inc.'s subsidiary, Financial Federal Savings Bank, during its initial public offering, was assumed by the Company in the acquisition.

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

3.   INVESTMENT SECURITIES HELD-TO-MATURITY AND AVAILABLE-FOR-SALE

The amortized/historical cost, gross unrealized gains and losses and estimated fair value of investment securities held-to-maturity at December 31, 2009 were as follows:

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses	Book Value	Other Unrealized Losses	Fair Value
Pooled bank trust preferred securities	$19,536	$13,765	$(4,425)	-	$(2,100)(2)	$7,240	$(1,910)	$5,330
(1) Amount represents the purchase amortized / historical cost less any credit-related OTTI charges recognized through earnings.
(2) Amount represents the remaining unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

There were no sales of investment securities held-to-maturity during the years ended December 31, 2009 and 2008.  On September 1, 2008, the Bank transferred eight investment securities with an amortized cost of $19,922 that were primarily secured by the preferred debt obligations of a pool of U.S. banks (with a small portion secured by debt obligations of insurance companies) from its available-for-sale portfolio to its held-to-maturity portfolio.  Based upon the lack of an orderly market for these securities, management determined that a formal election to hold them to maturity was consistent with its initial investment decision.  On the date of transfer, the unrealized loss of $8,420 on these securities continued to be recognized as a component of accumulated other comprehensive loss within the Company's consolidated stockholders' equity (net of income tax benefit), and was expected to be amortized over the remaining average life of the securities, which approximated 25.7 years on a weighted average basis.  Activity related to this transfer loss was as follows:

	For the Year Ended December 31,
	2009	2008
Cumulative balance at the beginning of the period	$5,700	$-
Loss upon transfer	-	8,420
Amortization	(222)	(134)
Transfer to credit or non-credit related OTTI	(3,378)	(2,586)
Cumulative balance at end of the period	$2,100	$5,700

At December 31, 2009, the eight pooled bank trust preferred securities had an aggregate remaining amortized cost of $19,536.  From the Company’s initial investment through December 31, 2009, four of the eight securities had paid all contractual cash flows, while two securities were experiencing a deferral of a portion of their respective quarterly interest payment, and another two securities were experiencing a deferral of their entire quarterly interest payment.

At December 31, 2009, two of the pooled bank trust preferred securities, with an amortized cost of $7,564, were not deemed other than temporarily impaired.  These securities remained in an unrealized loss for 12 or more consecutive months, and their cumulative unrealized loss was $3,780 at December 31, 2009, reflecting both illiquidity in the marketplace and concerns over future bank failures.  At December 31, 2009, one of the two securities had an investment grade rating from three independent rating agencies with ratings ranging from "BB" to "A," while the other security had ratings of "B" and "Baa3."  Despite both the significant decline in market value and the duration of their impairment, management believes that the unrealized losses on these securities at December 31, 2009 were temporary, and that the full value of the investments would be realized once the market dislocations have been removed, or as the securities continue to make their contractual payments of principal and interest.  In making this determination, management considered the following:

❖
Based upon an internal review of the collateral backing the trust preferred securities portfolio, which accounted for current and prospective deferrals, each of the securities could reasonably be expected to continue making all contractual payments

❖	The Company has the intent and ability to hold these securities until they fully recover their impairment, evidenced by the election to reclassify them to held-to-maturity in 2008
❖	There was no cash or working capital requirement nor contractual or regulatory obligation that would compel the Company to sell any of these securities prior to their forecasted recovery or maturity
❖	Each security has a pool of underlying issuers comprised primarily of banks
❖	None of the securities have exposure to real estate investment trust issued debt (which has experienced high default rates)
❖	Each security features either a mandatory auction or a de-leveraging mechanism that could result in principal repayments to the Bank prior to the stated maturity of the security
❖	Each security is characterized by some level of over-collateralization

At December 31, 2009, in management’s judgment, the credit quality of the collateral pool underlying six of the eight securities deteriorated to the point that full recovery of the Company’s initial investment was considered uncertain, thus resulting in recognition of OTTI charges.  At December 31, 2009, five of the six securities had credit ratings ranging from  "CC" to "Caa1."  The sixth of these securities had credit ratings ranging from "Ba3" to "A."  At December 31, 2008, in management’s judgment, the credit quality of the collateral pool underlying two of the eight securities deteriorated to the point that full recovery of the Company’s initial investment was considered uncertain, thus resulting in recognition of OTTI charges.  The Company adopted ASC 320-10-65 effective January 1, 2009, resulting in a pre-tax transfer of $2,289 from credit related OTTI to non-credit related OTTI.

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

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's investment securities held-to-maturity:

	At or for the Year Ended December 31 2009			At or for the Year Ended December 31, 2008
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge
Cumulative balance at the beginning of the period	$3,209	$-	$3,209	$-	$-	$-
Cumulative effect adjustment of adopting ASC 320-10-65	(2,289)	2,289	-	-	-	-
OTTI recognized during the period	4,852	3,004	7,856	3,209	-	3,209
Reductions and transfers to credit-related OTTI	-	(834)	(834)	-	-	-
Amortization of previously recognized OTTI	-	(34)	(34)	-	-	-
Cumulative balance at end of the period	$5,772	$4,425	$10,197	$3,209	-	$3,209

The remaining aggregate amortized cost of pooled bank trust preferred securities that could be subject to future OTTI charges through earnings was $13,765 at December 31, 2009.  Of this total, unrealized losses of $6,525 have already been recognized as a component of accumulated other comprehensive loss.

The amortized cost, gross unrealized gains and losses and estimated fair value of investment securities held-to-maturity at December 31, 2008 were as follows:

	Investment Securities Held-to-Maturity
	Carrying Amount(1)	Amortized Cost(2)	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Debt Securities:
Pooled trust preferred securities	$10,861	$16,561	$-	$(7,479)	$9,082
(1)	Amount reflects a remaining unrealized loss of $5,700 that existed when the securities were transferred from available-for-sale to held-to-maturity on September 1, 2008.
(2)	Amount has been reduced by an OTTI charge of $3,209 recognized during the year ended December 31, 2008.

The amortized/historical cost, gross unrealized gains and losses and estimated fair value of investment securities available-for-sale at December 31, 2009 were as follows:

	Investment Securities Available-for-Sale
	Amortized/ Historical Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Debt securities:
Federal agency obligations	$36,900	$5	$(173)	$36,732
Total debt securities	36,900	5	(173)	36,732
Equity securities:
Mutual fund investments	5,107(1)	1,323	-	6,430
	$42,007	$1,328	$(173)	$43,162

(1) Amount is net of an OTTI charge of $3,063 on five actively-managed equity mutual fund investments recognized during the year ended December 31, 2009.

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's investment securities available-for-sale:

	At or for the Year Ended December 31 2009
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge
Cumulative balance at the beginning of the period	$-	$-	$-
OTTI recognized during the period	3,063	-	3,063
Cumulative balance at end of the period	$3,063	$-	$3,063

The amortized cost and estimated fair value of the debt securities component of investment securities available-for-sale at December 31, 2009 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment fees.

	Amortized Cost	Estimated Fair Value
Due after three years through five years	$36,000	$35,827
Due after five years through ten years	900	905
	$36,900	$36,732

The following summarizes the gross unrealized losses and fair value of investment securities available-for-sale as of December 31, 2009, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Losses
Federal agency obligations	$36,000	$173	-	-	$36,000	$173
	$36,000	$173	-	-	$36,000	$173

The federal agency obligation investments that possessed unrealized losses at December 31, 2009 maintained the highest possible credit rating.  Their impairment related solely to changes in interest rates from their acquisition through December 31, 2009.  The Company has no intent to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the recovery of their remaining amortized cost

During the year ended December 31, 2009, proceeds from the sales of investment securities available-for-sale totaled $10,359.  A gain of $431 was recognized on these sales.  There were no sales of investment securities available-for-sale during the year ended December 31, 2008.

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

The amortized cost and estimated fair value of the debt securities component of investment securities available-for-sale at December 31, 2008 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment fees.

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

The following summarizes the gross unrealized losses and fair value of investment securities available-for-sale as of December 31, 2008, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal agencies (1)	$919	$8	297	6	$1,216	$14
Mutual fund investments (2)	2,251	550	$3,138	$2,074	5,389	2,624
	$3,170	$558	$3,435	$2,080	$6,605	$2,638

(1) At December 31, 2008, the Bank owned one municipal security that possessed unrealized losses for 12 or more consecutive months.  This security was sold in February 2009, with a gain recognized on the sale.

(2) The mutual fund investments that possessed unrealized losses for 12 or more consecutive months were three managed mutual funds that declined significantly in 2008 as a result of problems in the U.S. and international equity markets.  Two of these mutual funds were comprised solely of U.S. equities and carried a high correlation to the performance of the Standard and Poors 500 Equity Index.  The third fund is comprised of international equities and bears a high correlation to the performance of the MSCI Equity index. Each of these mutual funds have regularly demonstrated the ability to recover to their cost basis during periods in which the correlating equity market indeces performed favorably. Management performed an historical analysis of the average period for which a declining (or "bear") market has continued for both the Standard and Poors 500 and MSCI Equity indeces.  Based upon this analysis, management believes that each of these securities were not other than temporarily impaired at December 31, 2008, as the correlating indeces could be reasonably expected to recover within a period permitting the unrealized losses to be deemed temporary (less than two years based upon historical experience). The Company has the intent and ability to hold the securities until recovery.

During the year ended December 31, 2008, there were no sales of investment securities available-for-sale.  At December 31, 2009 and 2008, respectively, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of the Company's consolidated stockholders' equity

4.   MBS AVAILABLE-FOR-SALE

The amortized cost, gross unrealized gains and losses and estimated fair value of MBS available-for-sale at December 31, 2009 were as follows:

	Mortgage-Backed Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Federal Home Loan Mortgage Corporation ("FHLMC") pass-through certificates	$112,033	$5,000	-	$117,033
FNMA pass-through certificates	40,105	1,510	-	41,615
Government National Mortgage Association ("GNMA") pass-through certificates	917	24	-	941
Collateralized mortgage obligations ("CMOs") issued by agencies	57,418	1,652	-	59,070
Private label MBS and CMOs	6,603	-	(489)	6,114
	$217,076	$8,186	$(489)	$224,773

At December 31, 2009, MBS available-for-sale possessed a weighted average contractual maturity of 17.6 years and a weighted average estimated duration of 2.5 years.  During the year ended December 31, 2009, there were no sales of MBS available-for-sale.

The following summarizes the gross unrealized losses and fair value of MBS available-for-sale at December 31, 2009, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Private label CMO (1)	-	-	$3,330	$6	$3,330	$6
Private label pass-through certificate	-	-	2,784	483	2,784	483
	$-	$-	$6,114	$489	$6,114	$489

(1) At December 31, 2009, this balance (comprised of one security) was deemed to have effectively recovered to cost basis and was therefore not evaluated for OTTI.

At December 31, 2009, the Company owned one private label pass-through MBS that possessed unrealized losses for 12 or more consecutive months, with an amortized cost of $3,267 and an unrealized loss of $483. The Company's investment is in the most senior tranche (or repayment pool) of this security.  Despite a challenging real estate marketplace, the private label pass-through MBS has made all contractual principal and interest payments, and the contractual payments received by the Company reduced the principal balance of this investment by approximately 27% during the year ended December 31, 2009.  The Company performed an analysis of likely potential defaults of the real estate loans underlying this security in the current economic environment, and determined that this security could reasonably be expected to continue making all contractual payments.  The Company has no intent to sell this security and it is not more likely than not that the Company will be required to sell this security before the recovery of its remaining amortized cost.

The amortized cost, gross unrealized gains and losses and estimated fair value of MBS available-for-sale at December 31, 2008 were as follows:

	Mortgage-Backed Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
FHLMC pass-through certificates	$144,688	$1,775	$(105)	$146,358
FNMA pass-through certificates	55,526	1,049	(6)	56,569
GNMA pass-through certificates	1,057	-	(16)	1,041
CMOs issued by agencies	93,983	30	(768)	93,245
Private label MBS	4,474	-	(336)	4,138
	$299,728	$2,854	$(1,231)	$301,351

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

The following summarizes the gross unrealized losses and fair value of MBS available-for-sale at December 31, 2008, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government Sponsored Entity ("GSE") CMOs (1)	$13,506	$15	$54,433	$214	$67,939	$229
Private label CMOs (1)	-	-	7,813	539	7,813	539
FHLMC pass-through certificates	22,409	105	-	-	22,409	105
FNMA pass-through certificates	1,412	6	-	-	1,412	6
GNMA pass-through certificates	1,041	16	-	-	1,041	16
Private label pass-through certificates	4,138	336	-	-	4,138	336
	$42,506	$478	$62,246	$753	$104,752	$1,231

(1) At December 31, 2008, each of the ten GSE CMOs, and three private label CMOs that possessed unrealized losses for 12 or more consecutive months had the highest possible credit quality rating.  Virtually all unrealized losses on these securities since inception have resulted from interest rate fluctuations.  These securities were not deemed to be other than temporarily impaired at December 31, 2008 due to the following: (1) their credit quality rating remained superior; (2) the Company's investment was within the highest available tranche (or repayment pool); and (3) the Company had the intent and ability to hold the securities until recovery.

5.   LOANS

The Bank's real estate loans were composed of the following:

	December 31, 2009	December 31, 2008
One- to four-family	$120,675	$130,663
Multifamily residential	2,377,278	2,242,542
Commercial real estate	834,724	848,208
Construction and land acquisition	44,544	52,982
Cooperative apartment unit loans	10,800	11,632
	3,388,021	3,286,027
Net unearned costs	4,017	3,287
	$3,392,038	$3,289,314

The Bank originates both adjustable and fixed interest rate real estate loans.  At December 31, 2009, the approximate composition of these loans was as follows:

Fixed Rate		Adjustable Rate
Period to Maturity	Book Value	Earlier of Period to Maturity or Next Repricing	Book Value
1 year or less	$14,374	1 year or less	$447,797
> 1 year-3 years	61,310	> 1 year-3 years	979,423
> 3 years-5 years	217,234	> 3 years-5 years	1,101,849
> 5 years-10 years	219,243	> 5 years-10 years	265,270
> 10 years	79,231	> 10 years	2,290
	$591,392		$2,796,629

The adjustable-rate loans are generally indexed to the FHLBNY five-year borrowing rate, or the one- or three-year constant maturity Treasury index.  The contractual terms of adjustable rate multifamily residential and commercial real estate loans provide that their interest rate, upon repricing, cannot fall below their rate at the time of origination.  The Bank's one- to four-family residential adjustable-rate loans are subject to periodic and lifetime caps and floors on interest rate changes that typically range between 200 and 650 basis points.

A concentration of credit risk existed within the Bank's loan portfolio at December 31, 2009, as the majority of real estate loans on that date were collateralized by properties located in the New York City metropolitan area.

At December 31, 2009, the Bank had $473,108 of loans in its portfolio that featured interest only payments.  These loans subject the Bank to additional risk since their principal balance will not be reduced significantly prior to contractual maturity.  In addition at December 31, 2009, the Bank serviced $35,707 of interest only loans sold to FNMA.  The Bank’s entire $20,246 FNMA loss exposure applied to these interest only loans (See Note 7 for a discussion of the Bank’s FNMA loss exposure).

The Bank's other loans were composed of the following:

	December 31, 2009	December 31, 2008
Passbook loans (secured by savings and time deposits)	$830	$1,059
Consumer installment and other loans	2,391	1,132
	$3,221	$2,191

Loans on which the accrual of interest was discontinued were $11,294 and $7,402 at December 31, 2009 and 2008, respectively.  Interest income foregone on nonaccrual loans was $1,285 during the year ended December 31, 2009, $302 during the year ended December 31, 2008, and $108 during the year ended December 31, 2007.

At December 31, 2009, the Bank had one loan with an outstanding principal balance of $1,040 classified troubled debt restructuring.  During the year ended December 31, 2009, the Bank received interest income of $80 on this loan, compared to $89 that would have been recognized under its original terms.  The Bank had no loans considered troubled-debt restructurings at December 31, 2008.

At December 31, 2009, the Bank had nineteen loans totaling $15,049 deemed impaired, compared to fifteen loans totaling $8,900 as of December 31, 2008.  The average balance of impaired loans was approximately $15,748 during the year ended December 31, 2009, $5,106 during the year ended December 31, 2008, and $2,717 during the year ended December 31, 2007.  During the year ended December 31, 2009, write-downs of principal totaling $8,051 were recognized on impaired loans.  During the year ended December 31, 2008, write-downs of principal totaling $586 were recognized on impaired loans.  There were no write-downs on impaired loans during the year ended December 31, 2007.  At December 31, 2009 and 2008, reserves allocated within the allowance for loan losses for impaired loans totaled $1,943 and $1,056, respectively, and at both December 31, 2009 and 2008, all impaired loans had an allocated reserve.  Net principal and interest received on impaired loans was negligible during the year ended December 31, 2009.  Net principal received on impaired loans totaled $293 and net interest received on impaired loans totaled $63 during the year ended December 31, 2008.  Net principal received on impaired loans totaled $1,950 and net interest received on impaired loans totaled $326 during the year ended December 31, 2007.

At December 31, 2009 and 2008, approximately $851 and $597, respectively, of one- to four-family residential and cooperative apartment loans with a balance of $730 or less and consumer loans were on nonaccrual status. These loans are considered as a homogeneous loan pool.  At December 31, 2009 and 2008, loans totaling $3,566 and $2,096, respectively, while on accrual status, were deemed impaired due to concerns over their payment history coupled with a potential shortfall of the value of their underlying collateral in the event of foreclosure.

Delinquent Serviced Loans Subject to a First Loss Position

The Bank has a first loss position associated with multifamily loans that it sold to FNMA between December 2002 and February 2009.  Under the terms of its seller/servicer agreement with FNMA, the Bank is obligated to fund FNMA all monthly principal and interest payments under the original terms of the loans until the earlier of the following events: (1) the loans have been fully satisfied or enter OREO status; or (2) the first loss position is fully exhausted.

At December 31, 2009, within the pool of multifamily loans sold to FNMA, the Bank had not received a payment from the borrower in excess of 89 days on loans totaling $14,223 and had identified an additional $3,579 of loans delinquent between 30 and 89 days.  At December 31, 2008, within the pool of multifamily loans sold to FNMA, the Bank had not received a payment from the borrower in excess of 89 days on loans totaling $23,749 and had identified an additional $3,555 of other problem loans.

6.   ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR FIRST LOSS POSITION ON MULTIFAMILY LOANS SOLD TO FNMA

Changes in the allowance for loan losses for loans owned by the Bank were as follows:

	Year Ended December 31,
	2009	2008	2007
Balance at beginning of period	$17,454	$15,387	$15,514
Provision for loan losses	13,152	2,006	240
Loans charged off	(9,012)	(612)	(28)
Recoveries	19	29	19
Transfer (to) from reserves on loan commitments	(108)	644	(358)
Balance at end of period	$21,505	$17,454	$15,387

The Bank maintains a reserve liability in relation to its first loss position on multifamily loans sold to FNMA that reflects estimated losses on this loan pool at each period end.  In determining the estimate of probable losses, the Bank utilizes a methodology similar to the calculation of its allowance for portfolio loan losses.  For all performing loans within the FNMA serviced pool, the reserve recognized is the present value of the estimated losses calculated based upon the historical loss experience for comparable multifamily loans owned by the Bank.  For problem loans within the pool, the estimated losses are determined in a manner consistent with impaired or classified loans within the Bank's loan portfolio.

The following is a summary of the aggregate balance of multifamily loans serviced for FNMA, the period-end balance of total first loss position associated with these loans, and activity related to the reserve liability.

	At or for the Year Ended December 31,
	2009	2008	2007
Outstanding balance of multifamily loans serviced for FNMA at period end	$437,805	$519,831	$535,793
Total first loss position at end of period	20,246	21,865	20,409
Reserve Liability on the First Loss Position
Balance at beginning of period	$5,573	$2,436	$2,223
Additions for loans sold during the period 1	15	101	213
Transfer to reduction of Bank loan balance for serviced loans re-acquired by the Bank	(3,545)	-	-
Provision for losses on problem loans1	3,303	3,946	-
Charge-offs	(973)	(910)	-
Balance at period end	$4,373	$5,573	$2,436
1 Amount recognized as a portion of mortgage banking income during the period.

During the year ended December 31 2009, the Bank received approval from FNMA to reduce the total first loss position by $1,619 for losses incurred.

7.   MORTGAGE SERVICING ACTIVITIES

At December 31, 2009, 2008 and 2007, the Bank was servicing loans for others having principal balances outstanding of approximately $670,109, $659,381, and $563,383, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, paying taxes and insurance, and processing foreclosure.  In connection with loans serviced for others, the Bank held borrowers' escrow balances of approximately $6,885 and $10,550 at December 31, 2009 and 2008, respectively.

There are no restrictions on the Company's consolidated assets or liabilities related to loans that were sold with servicing rights retained.  Upon sale of these loans, the Company recorded MSR, and has elected to account for the MSR under the "amortization method" prescribed under GAAP.  Activity related to MSR is as follows:

	At or for the Year Ended December 31,
	2009	2008	2007
MSR Activity
Balance at beginning of period	$2,778	$2,496	$2,592
Additions for loans sold during the period	758	974	493
Reversal (Establishment) of valuation reserve	60	(60)	-
Amortization	(831)	(632)	(589)
Balance at period end	$2,765	$2,778	$2,496

Key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 and 20 percent adverse changes in those assumptions used to value the MSR were as follows:

	At December 31, 2009	At December 31, 2008	At December 31, 2007
Net carrying value of the servicing asset	$2,765	$2,778	$2,496
Fair value of the servicing asset	3,273	2,841	3,914
Weighted average life (in years)	5.92	6.29	8.25
Prepayment speed assumptions (annual rate)	150 PSA	150 PSA	151 PSA
Impact on fair value of 10% adverse change	$(77)	$(45)	$(89)
Impact on fair value of 20% adverse change	$(133)	$(90)	$(174)
Expected credit losses (annual rate)	$13	$13	$13
Impact on fair value of 10% adverse change	$(19)	$(9)	$(1)
Impact on fair value of 20% adverse change	$(38)	$(18)	$(3)
Residual cash flows discount rate (annual rate)	13.75%	13.75%	12.75%
Impact on fair value of 10% adverse change	$(74)	$(60)	$(107)
Impact on fair value of 20% adverse change	$(143)	$(117)	$(207)
Average Interest rate on adjustable rate loans	5.78%	5.74%	5.66%
Impact on fair value of 10% adverse change	-	-	-
Impact on fair value of 20% adverse change	-	-	-

Net mortgage banking income presented in the consolidated statements of operations was comprised of the following items:

	Year Ended December 31,
	2009	2008	2007
Gain on the sale of loans originated for sale 1	$691	$1,012	$750
Provision to increase the liability for loans sold with recourse	(3,303)	(3,946)	-
Mortgage banking fees 1	778	804	762
Reversal (Establishment) of valuation reserve on MSR	60	(60)	-
Net mortgage banking (loss) income	$(1,774)	$(2,190)	$1,512

1 This amount for the year ended December 31, 2007 has been reclassified to conform to the presentation for the years ended December 31, 2009 and 2008.  This amount was included in non-interest income during the year ended December 31, 2007.  The reclassification thus does not result in a materially different presentation.

8.   PREMISES AND FIXED ASSETS, NET

The following is a summary of premises and fixed assets, net:

	December 31, 2009	December 31, 2008
Land	$7,237	$7,237
Buildings	26,359	25,986
Leasehold improvements	7,336	7,181
Furniture, fixtures and equipment	17,407	16,488
	58,339	56,892
Less: accumulated depreciation and amortization	(28,498)	(26,466)
	$29,841	$30,426

Depreciation and amortization expense amounted to approximately $2,032, $1,808 and $1,574 during the years ended December 31, 2009, 2008 and 2007, respectively.

9.   FHLBNY CAPITAL STOCK

The Bank is a Savings Bank Member of the FHLBNY.  Membership requires the purchase of shares of FHLBNY capital stock at $100 per share. The Bank owned 540,832 shares and 534,346 shares at December 31, 2009 and 2008, respectively. The Bank recorded dividends on the FHLBNY capital stock of $2,556, $2,647 and $2,169 during the years ended December 31, 2009, 2008 and 2007, respectively.

10.   DUE TO DEPOSITORS

Deposits are summarized as follows:

	At December 31, 2009		At December 31, 2008
	Effective Cost	Liability	Effective Cost	Liability
Savings accounts	0.27%	$302,340	0.57%	$270,321
Certificates of deposit	2.25	985,053	3.69	1,153,166
Money market accounts	0.94	708,578	2.63	633,167
Interest bearing checking accounts	0.67	114,416	2.10	112,687
Non-interest bearing checking accounts	-	106,449	-	90,710
	1.37%	$2,216,836	2.79%	$2,260,051

The distribution of certificates of deposit by remaining maturity was as follows:

	At December 31, 2009	At December 31, 2008
Maturity in one year or less	$628,780	$986,226
Over one year through three years	222,916	122,435
Over three years to five years	133,357	44,505
Total certificates of deposit	$985,053	$1,153,166

The aggregate amount of certificates of deposit with a minimum denomination of one-hundred thousand dollars was approximately $356,907 and $410,711 at December 31, 2009 and 2008, respectively.

11.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Presented below is information concerning securities sold under agreements to repurchase:

	At or for the Year Ended December 31,
	2009	2008	2007
Balance outstanding at end of period	$230,000	$230,000	$155,080
Average interest cost at end of period	4.32%	4.32%	4.53%
Average balance outstanding during the period	$230,000	$227,828	$132,685
Average interest cost during the period	4.38%	3.80%	4.11%
Estimated fair value of underlying collateral	$248,694	$251,744	$163,116
Maximum balance outstanding at month end during the year	$230,000	$265,000	$155,160

12.   FHLBNY ADVANCES

The Bank had borrowings (''Advances'') from the FHLBNY totaling $1,009,675 and $1,019,675 at December 31, 2009 and 2008, respectively, all of which were fixed rate. The average interest cost of FHLBNY Advances was 3.89%, 4.02%, and 4.30% during the years ended December 31, 2009, 2008 and 2007, respectively.  The average interest rate on outstanding FHLBNY Advances was 3.49% and 3.85% at December 31, 2009 and 2008, respectively.  At December 31, 2009, in accordance with its Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank maintained $1,337,977 in qualifying collateral, as defined by the FHLBNY, with the FHLBNY (principally real estate loans), to secure such Advances.  Certain of the FHLBNY Advances outstanding at December 31, 2009 contained call features that may be exercised by the FHLBNY.

The following table presents a summary of future maturities of FHLBNY Advances outstanding at December 31, 2009:

Year Ending December 31,	Maturing Balance	Average Interest Rate
2010	$184,150	3.51%
2011	105,750	3.68
2012	334,775	3.65
2013	123,500	2.65
2014	121,500	3.07
2015 and beyond	140,000	4.04
TOTAL	$1,009,675	3.49%

13.   SUBORDINATED NOTES PAYABLE AND TRUST PREFERRED SECURITIES PAYABLE

On April 12, 2000, the Holding Company issued subordinated notes in the aggregate amount of $25,000. The notes have a 9.25% fixed rate of interest and mature on May 1, 2010.  Interest expense recorded on the notes, inclusive of amortization of related issuance costs, was $2,396 during each of the years ended December 31, 2009, 2008 and 2007.

On March 19, 2004, the Holding Company completed an offering of an aggregate amount of $72,165 of trust preferred securities through Dime Community Capital Trust I, an unconsolidated special purpose entity formed for the purpose of the offering.  Of the total amount offered, the Holding Company retained ownership of $2,165 of the securities.  The trust preferred securities bear a fixed interest rate of 7.0%, mature on April 14, 2034, and are callable without penalty at any time on or after April 15, 2009.  The Holding Company currently does not intend to call this debt.  During the year ended December 31, 2009, the Company re-acquired $1,485 of the outstanding trust preferred securities at a discount, recognizing a gain of $505 on the transaction.  As a result, the outstanding balance of the trust preferred securities was $70,680 at December 31, 2009.

Interest expense recorded on the trust preferred securities totaled $5,129 during each of the years ended December 31, 2009, 2008 and 2007.  Of the total interest payments, $152 was paid to the Holding Company in each of the years ended December 31, 2009, 2008 and 2007 related to its $2,165 investment in the securities, and was recorded in other non-interest income.

14.   INCOME TAXES

The Company's consolidated Federal, State and City income tax provisions were comprised of the following:

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
	Federal	State and City	Total	Federal	State and City	Total	Federal	State and City	Total
Current	$18,384	$4,368	$22,752	$15,906	$1,307	$17,213	$11,976	$2,106	$14,082
Deferred	(5,786)	(2,879)	(8,665)	(1,936)	(1,118)	(3,054)	(204)	(630)	(834)
	$12,598	$1,489	$14,087	$13,970	$189	$14,159	$11,772	$1,476	$13,248

The preceding table excludes tax effects recorded directly to stockholders’ equity in connection with unrealized gains and losses on securities available-for-sale (including losses on such securities upon their transfer to held-to-maturity), stock-based compensation plans, and adjustments to other comprehensive income relating to the minimum pension liability, unrecognized gains of pension and other postretirement obligations and changes in the non-credit component of OTTI.  These tax effects are disclosed as part of the presentation of the consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income.

The provision for income taxes differed from that computed at the Federal statutory rate as follows:

	Year Ended December 31,
	2009	2008	2007
Tax at Federal statutory rate	$14,096	$14,765	$12,492
State and local taxes, net of Federal income tax benefit	1,300	1,058	959
Benefit plan differences	(314)	48	(37)
Adjustments for prior period tax returns	(4)	(317)	641
Investment in BOLI	(708)	(700)	(880)
Adjustment for unrecognized tax benefits	48	(581)	(183)
Other, net	(331)	(114)	256
	$14,087	$14,159	$13,248
Effective tax rate	34.98%	33.56%	37.12%

Deferred tax assets and liabilities are recorded for temporary differences between the book and tax bases of assets and liabilities.

The components of Federal and State and City deferred income tax assets and liabilities were as follows:

	At December 31,
Deferred tax assets:	2009	2008
Excess book bad debt over tax bad debt reserve	$11,374	$7,890
Employee benefit plans	11,758	11,468
Tax effect of other components of income on investment securities and MBS	-	2,987
Credit component of OTTI	3,989	1,449
Other	727	691
Total deferred tax assets	27,848	24,485
Deferred tax liabilities:
Tax effect of other components of income on investment securities and MBS	1,051	-
Difference in book and tax carrying value of fixed assets	476	541
Tax effect of purchase accounting fair value adjustments	170	174
Other	80	94
Total deferred tax liabilities	1,777	809
Net deferred tax asset (recorded in other assets)	$26,071	$23,676

No valuation allowances were recognized on deferred tax assets during the years ended December 31, 2009 and 2008, since, at each period end, it was more likely than not that the deferred tax assets would be fully realized.

At December 31, 2009 and 2008, the Bank had bad debt reserves for New York State and New York City income tax purposes for which no provision for income tax was required to be recorded. These bad debt reserves could be subject to recapture into taxable income under certain circumstances. The Bank’s previously accumulated bad debt deductions were similarly subject to potential recapture for federal income tax purposes at December 31, 2009 and 2008.  These recapture liabilities could be triggered by certain actions, including a distribution of these bad debt benefits to the Holding Company or the failure of the Bank to qualify as a bank for federal or New York State and New York City tax purposes.   A summary of these balances is as follows:

	At December 31, 2009	At December 31, 2008
Federal	$15,158	$15,158
New York State	69,164	66,023
New York City	73,597	69,833

In order for the Bank to permissibly maintain a New York State and New York City tax bad debt reserve for thrifts, certain thrift definitional tests must be satisfied on an ongoing basis.  These include maintaining at least 60% of assets in thrift qualifying assets, as defined for tax purposes, and maintaining a thrift charter. If the Bank fails to satisfy these definitional tests, it would be required to transition to the reserve method permitted to commercial banks under New York State and New York City income tax law, which would result in an increase in the New York State and New York City income tax provision, and a deferred tax liability would be established to reflect the eventual recapture of some or all of the New York State and New York City bad debt reserve.  Should the amounts in the above table as of December 31, 2009 be fully recaptured, the Bank would recognize $12,529 in additional income tax expense.

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

Under current accounting rules, all tax positions adopted are subjected to two levels of evaluation.  Initially, a determination is made as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold.  This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  Effective January 1, 2007 the Company adopted the provisions of ASC 740-10-05-6, resulting in an increase of $1,703 in the liability for unrecognized tax benefits, which was accounted for as a reduction of the Company's consolidated January 1, 2007 retained earnings.

The following table reconciles the Company's gross unrecognized tax benefits:

	Year Ended December 31,
	2009	2008	2007
Gross unrecognized tax benefits at the beginning of the period	$1,408	$2,274	$2,716
Lapse of statue of limitations	-	-	(183)
Gross increases – current period tax positions	-	-	73
Gross decreases – prior period tax positions	-	(866)	(332)
Gross unrecognized tax benefits at the end of the period	$1,408	$1,408	$2,274

If recognized, the net unrecognized tax benefits as of December 31, 2009 would have reduced the Company's consolidated income tax expense by $915 (excluding interest of $361), all of which would have favorably impacted the Company's consolidated effective tax rate.

Interest associated with unrecognized tax benefits approximated $555, $480 and $509 at December 31, 2009, 2008 and 2007, respectively.  The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense.  Related to the unrecognized tax benefits noted above, the Company reversed interest of $29 during 2008 and $139 during 2007 and in total, as of December 31, 2009, had an unrecognized tax liability for interest of $361, and no unrecognized tax liability for penalties.  The Company is currently under audit by taxing jurisdictions.  As a result of these examinations, the entire amount of the unrecognized tax benefits (including interest) could be impacted within the next twelve months.

All entities for which unrecognized tax benefits existed as of December 31, 2009 currently possess a December 31st tax year.  These entities changed their tax year end from June 30th to December 31st effective December 31, 2007.  As of December 31, 2009, the tax year ended June 30, 2007, the tax period July 1, 2007 through December 31, 2007, and the tax years ended December 31, 2008 and 2009 remained subject to examination by all of the Company's relevant tax jurisdictions, while the tax year ended June 30, 2006 remained subject to examination by the Internal Revenue Service.  As indicated above, the Company is currently under audit by taxing jurisdictions.

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

The net periodic (credit)cost for the Employee Retirement Plan included the following components:

	Year Ended December 31,
	2009	2008	2007
Interest cost	$1,040	$1,117	$1,071
Expected return on plan assets	(1,187)	(1,942)	(1,799)
Net amortization and deferral	1,162	268	470
Net periodic (credit) cost	$1,015	$(557)	$(258)

The funded status of the Employee Retirement Plan was as follows:

	At December 31,
	2009	2008
Accumulated benefit obligation at end of period	$17,732	$17,660
Reconciliation of Projected benefit obligation:
Projected benefit obligation at beginning of period	$17,660	$18,357
Adjustment for change in measurement date	-	279
Interest cost	1,040	1,117
Actuarial loss (gain)	105	(266)
Benefit payments	(1,073)	(1,287)
Settlements	-	(540)
Projected benefit obligation at end of period	17,732	17,660
Plan assets at fair value (investments in trust funds managed by trustee)
Balance at beginning of period	14,155	22,172
Return on plan assets	2,349	(6,190)
Contributions	-	-
Benefit payments	(1,073)	(1,287)
Settlements	-	(540)
Balance at end of period	15,431	14,155

Funded status:
Deficiency of plan assets over projected benefit obligation	(2,301)	(3,505)
Unrecognized loss from experience different from that assumed	N/A	N/A
(Accrued) Prepaid retirement expense included in other liabilities	$(2,301)	$(3,505)

At December 31, 2009, an unfunded pension liability of $5,801 was recognized as a component of accumulated other comprehensive loss related to the pre-tax actuarial loss component of the unfunded pension obligation on the Employee Retirement Plan.  For the years ended December 31, 2009 and 2008, the Bank used December 31st as its measurement date for the Employee Retirement Plan.  The Bank does not expect to make a contribution to the Employee Retirement Plan during the year ending December 31, 2010.  During the year ending December 31, 2010, $929 in actuarial losses are anticipated to be recognized as a component of net periodic cost.

Major assumptions utilized to determine the net periodic cost (credit) or the benefit obligations were as follows:

	At or for the Year Ended December 31,
	2009	2008
Discount rate used for net periodic cost (credit)	6.09%	6.29%
Discount rate used to determine benefit obligation at period end	6.00	6.09
Expected long-term return on plan assets	8.75	9.00

Employee Retirement Plan assets are invested in five common collective investment funds, four of which are equity-based, and one of which is fixed-income based.  These common collective investment funds are privately offered, and the Employee Retirement Plan's investment in these common collective investment funds is therefore valued by the fund managers of each respective fund based on the Employee Retirement Plan’s proportionate share of units of beneficial interest in the respective funds.  All of the common collective investment funds are audited, and the overwhelming majority of assets held in these funds (which derive the unit value of the common collective investment funds) are actively traded in established marketplaces.  The Employee Retirement Plan also owned an investment in two registered mutual funds.  These mutual funds are actively traded on national securities exchanges and are valued at their quoted market prices.

The following table sets forth by level within the fair value hierarchy a summary of the Employee Retirement Plan’s investments measured at fair value on a recurring basis at December 31, 2009.

	Fair Value Measurements Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Mutual Funds (all registered and publicly traded)	$2,993	-	-	$2,993
Common collective investment funds	-	$12,438	-	12,438
Total Plan Assets				$15,431

The long-term investment objective is to be invested 65% in equity mutual funds and 35% in bond mutual funds.  If the Employee Retirement Plan is underfunded under the Guidelines, the bond fund portion will be temporarily increased to 50% in the manner prescribed under the Guidelines, in order to lessen asset value volatility.  When the Employee Retirement Plan is no longer underfunded, the bond fund portion will be returned to 35%.  Asset rebalancing is performed at least annually, with interim adjustments when the investment mix varies in excess of 10% from the target.

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

The weighted average allocation by asset category of the assets of the Employee Retirement Plan were summarized as follows:

	At December 31,
	2009	2008
Asset Category
Equity securities	63%	59%
Debt securities (bond mutual funds)	37	41
Total	100%	100%

The allocation percentages in the above table were consistent with future planned allocation percentages as of December 31, 2009.

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

When these overall return expectations were applied to the Employee Retirement Plan's target allocation, the expected rate of return was determined to be 8.75%, which approximates the midpoint of the range of the expected return.

Benefit payments, which reflect expected future service (as appropriate), are anticipated to be made as follows:

Year Ending December 31,
2010	$1,180
2011	1,188
2012	1,204
2013	1,224
2014	1,232
2015 to 2019	6,225

BMP - The Holding Company and Bank maintain the BMP, which exists in order to compensate executive officers for any curtailments in benefits due to statutory limitations on benefit plans.  As of December 31, 2009 and 2008, the BMP had investments in the Holding Company's common stock of $8,632 and $9,788, respectively.  Benefit accruals under the defined benefit portion of the BMP were suspended on April 1, 2000, when they were suspended under the Employee Retirement Plan.

Retirement Plan for Board Members of Dime Community Bancshares, Inc. ("Directors' Retirement Plan") - Effective July 1, 1996, the Company established the Directors' Retirement Plan, to provide benefits to each eligible outside director commencing upon termination of their Board service or at age 75.  The Directors' Retirement Plan was frozen on March 31, 2005, and only outside directors serving prior to that date are eligible for benefits.

The combined net periodic cost for the defined benefit portions of the BMP and the Directors' Retirement Plan included the following components:

	Year Ended December 31,
	2009	2008	2007
Service cost	$-	$-	$-
Interest cost	321	315	281
Net amortization and deferral	-	-	-
Net periodic cost	$321	$315	$281

There is no defined contribution cost incurred by the Holding Company or Bank under the Directors' Retirement Plan, and there were no defined contribution costs incurred by the Company related to the BMP during the year ended December 31, 2009.  Defined contribution costs incurred by the Company related to the BMP were $28 and $75 for the years ended December 31, 2008 and 2007, respectively.

The combined funded status of the defined benefit portions of the BMP and Directors' Retirement Plan was as follows:

	At December 31,
	2009	2008
Accumulated benefit obligation at end of period	$5,412	$5,174
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of period	$5,174	$5,134
Adjustment for change in measurement date	-	79
Service cost	-	-
Interest cost	321	315
Benefit payments	(129)	(128)
Actuarial (gain) loss	46	(226)
Projected benefit obligation at end of period	5,412	5,174
Plan assets at fair value:
Balance at beginning of period	-	-
Contributions	129	128
Benefit payments	(129)	(128)
Balance at end of period	-	-
Funded status:
Deficiency of plan assets over projected benefit obligation	(5,412)	(5,174)
Contributions by employer	N/A	N/A
Unrecognized (gain) loss from experience different from that assumed	N/A	N/A
Unrecognized net past service liability	N/A	N/A
Accrued expense included in other liabilities	$(5,412)	$(5,174)

Major assumptions utilized to determine the net periodic cost and benefit obligation for both the BMP and Directors' Retirement Plan were as follows:

	At or For the Year Ended December 31,
	2009	2008
Discount rate used for net periodic cost (credit)	6.40%	6.29%
Discount rate used to determine benefit obligation at period end	6.00%	6.40

As of December 31, 2009 and 2008, the Bank used December 31st as its measurement date for both the BMP and Directors' Retirement Plan.  Both the BMP and Directors' Retirement Plan are unfunded non-qualified benefit plans that are not anticipated to ever hold assets for investment.  Any contributions made to either the BMP or Directors' Retirement Plan are expected to be used immediately to pay benefits that come due.

The Bank expects to contribute $205 to the BMP and $131 to the Directors' Retirement Plan during the year ending December 31, 2010 in order to pay benefits due under the respective plans.  During the year ending December 31, 2010, no actuarial gains or losses are anticipated to be recognized as a component of net periodic cost.

Combined benefit payments under the BMP and Directors' Retirement Plan, which reflect expected future service (as appropriate), are anticipated to be made as follows:

Year Ending December 31,
2010	$336
2011	371
2012	483
2013	480
2014	478
2015 to 2019	$2,349

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

(2)   Qualified employees retiring on or after April 1, 1991 are eligible for continuation of the medical coverage in effect at the time of retirement until their death. Throughout retirement, the Bank will continue to pay the premiums for the coverage not to exceed the premium amount paid for the first year of retirement coverage. Should the premiums increase, the employee is required to pay the differential to maintain full medical coverage.

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

The Postretirement Benefit Plan net periodic cost included the following components:

	Year Ended December 31,
	2009	2008	2007
Service cost	$115	$83	$83
Interest cost	302	261	245
Unrecognized past service liability	-	(26)	(29)
Amortization of unrealized loss	57	16	29
Net periodic cost	$474	$334	$328

Major assumptions utilized to determine the net periodic cost were as follows:

	At or for the Year Ended December 31,
	2009	2008
Discount rate used for net periodic cost (credit)	6.05%	6.29%
Rate of increase in compensation levels used for net periodic cost (credit)	3.50	4.00
Discount rate used to determine benefit obligation at period end	6.00	6.05
Rate of increase in compensation levels used to determine benefit obligation at period end	3.50	3.50

As of December 31, 2009, an escalation in the assumed medical care cost trend rates by 1% in each year would increase the net periodic cost by approximately $26.  A decline in the assumed medical care cost trend rates by 1% in each year would decrease the net periodic cost by approximately $24.

The funded status of the Postretirement Benefit Plan was as follows:

	At December 31, 2009	At December 31, 2008
Accumulated benefit obligation at end of period	$5,347	$5,066
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of period	$5,066	$4,236
Adjustment for change in measurement date	-	86
Service cost	115	83
Interest cost	302	261
Actuarial loss	24	566
Benefit payments	(160)	(166)
Projected benefit obligation at end of period	5,347	5,066
Plan assets at fair value:
Balance at beginning of period	-	-
Contributions	160	167
Benefit payments	(160)	(167)
Balance at end of period	-	-
Funded status:
(Deficiency) of plan assets over projected benefit obligation	(5,347)	(5,066)
Unrecognized loss from experience different from that assumed	N/A	N/A
Unrecognized net past service liability	N/A	N/A
Accrued expense included in other liabilities	$(5,347)	$(5,066)

At December 31, 2009, an unfunded liability of $619 was recognized as a component of accumulated other comprehensive loss related to the pre-tax unfunded benefit obligation of $1,129 on the Postretirement Benefit Plan.  As of December 31, 2009 and 2008, the Bank used December 31st as its measurement date for the Postretirement Benefit Plan.  The assumed medical care cost trend rate used in computing the accumulated Postretirement Benefit Plan obligation was 9.0% in 2009 and was assumed to decrease gradually to 5.00% in 2014 and remain at that level thereafter.  An escalation in the assumed medical care cost trend rates by 1% in each year would increase the accumulated Postretirement Benefit Plan obligation by approximately $258.  A decline in the assumed medical care cost trend rates by 1% in each year would decrease the accumulated Postretirement Benefit Plan obligation by approximately $239.

GAAP provides guidance on both accounting for the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act") to employers that sponsor postretirement health care plans which provide prescription drug benefits, and measuring the accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit cost, and the effects of the Act on the APBO.  The Company determined that the benefits provided by the Postretirement Benefit Plan are actuarially equivalent to Medicare Part D under the Act.  The effects of an expected subsidy on payments made under the Postretirement Benefit Plan were treated as an actuarial gain for purposes of calculating the APBO as of December 31, 2009 and 2008. The Company is still in the process of claiming this subsidy from the government, and, as a result, the Bank cannot determine the amount of subsidy it will ultimately receive.

The Postretirement Benefit Plan is an unfunded non-qualified benefit plan that is not anticipated to ever hold assets for investment.  Any contributions made to the Postretirement Benefit Plan are expected to be used immediately to pay benefits that come due.

The Bank expects to contribute $153 to the Postretirement Benefit Plan during the year ending December 31, 2010 in order to pay benefits due under the plan.  During the year ending December 31, 2010, $55 of actuarial losses are anticipated to be recognized as components of net periodic cost.

Benefit payments under the Postretirement Benefit Plan, which reflect expected future service (as appropriate), are expected to be made as follows:

Year Ending December 31,
2010	$153
2011	166
2012	184
2013	199
2014	213
2015 to 2019	1,283

401(k) Plan - The Bank also maintains the 401(k) Plan, which covers substantially all of its employees.  During the years ended December 31, 2009 and 2008, an employer contribution equal to 3% of "covered compensation" [as defined in the 401(k) Plan] up to applicable Internal Revenue Service limits, was awarded to all employees who were eligible to participate in the 401(k) Plan regardless of whether or not they participated in the 401(k) Plan during 2009 and 2008.  During the year ended December 31, 2006, the 401(k) Plan received the proceeds from a 100% vested cash contribution to all participants in the ESOP in the amount of 3% of "covered compensation" up to applicable Internal Revenue Service limits.   401(k) Plan participants possess the ability to invest this contribution in any of the investment options offered under the 401(k) Plan.  The Bank makes no other contributions to the 401(k) Plan.  Expenses associated with this contribution totaled $592, $480 and $383 during the years ended December 31, 2009, 2008 and 2007, respectively.

The 401(k) Plan owned participant investments in the Holding Company's common stock for the accounts of participants totaling $6,565 and $6,006 at December 31, 2009 and 2008, respectively.

ESOP - The Holding Company adopted the ESOP in connection with the Bank's June 26, 1996 conversion to stock ownership.  The ESOP borrowed $11,638 from the Holding Company and used the funds to purchase 3,927,825 shares of the Holding Company's common stock.  The loan was originally to be repaid principally from the Bank's discretionary contributions to the ESOP over a period of time not to exceed 10 years from the date of the conversion.  Effective July 1, 2000, the loan agreement was amended to extend the repayment period to thirty years from the date of the conversion, with the right of optional prepayment.  In exchange for the extension of the loan agreement, various benefits were offered to participants, including the addition of pre-tax employee contributions to the 401(k) Plan, a 3% annual employer contribution to the ESOP [which is automatically transferred to the 401(k) Plan] through December 31, 2006, and the pass-through of cash dividends received by the ESOP to the individual participants for the duration of the ESOP.  The loan had an outstanding balance of $3,995 and $4,325 at December 31, 2009 and December 31, 2008, respectively, and a fixed rate of 8.0%.

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.  Shares released from the ESOP suspense account are allocated among participants on the basis of compensation, as defined in the plan, in the year of allocation.  ESOP distributions vest at a rate of 25% per year of service, beginning after two years, with full vesting after five years or upon attainment of age 65, death, disability, retirement or in the event of a "change of control" of the Holding Company as defined in the ESOP.  Common stock allocated to participating employees totaled 78,155 shares during each of the years ended December 31, 2009, 2008 and 2007. The ESOP benefit expense is recorded based upon the fair value of the award shares, and totaled $1,534, $2,005 and $1,794, respectively, for the years ended December 31, 2009, 2008 and 2007.  Included in ESOP expense were dividends on unallocated common stock that were paid to participants.  These dividends totaled $744, $788 and $832 during the years ended December 31, 2009, 2008 and 2007.

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

Stock Option Activity

2001 Stock Option Plan - The Compensation Committee of the Board of Directors administered the 2001 Stock Option Plan and authorized all option grants.   During the year ended December 31, 2009, the Company granted 36,451 options to certain officers under the 2001 Stock Option Plan.  All of these options have an exercise price of $8.34 per share, expire on April 30, 2019, and vest to the recipient in equal installments on May 1, 2010, 2011, 2012, and 2013 respectively.  On March 3, 2008, a grant of 34,425 stock options was made to an officer of the Company under the 2001 Stock Option Plan.  All of these options have an exercise price of $14.92 per share, expire on May 1, 2018 and vest in equal 25% installments on May 1, 2009, 2010, 2011 and 2012.  There were no grants of stock options under the 2001 Stock Option Plan during the year ended December 31, 2007.

2004 Stock Incentive Plan - The Compensation Committee of the Board of Directors administers the 2004 Stock Incentive Plan and authorizes all equity grants.

On April 30, 2009, a grant of 70,952 options was made to outside directors of the Company under the 2004 Stock Incentive Plan, all of which vest to the respective recipients as of May 1, 2010 and expire on April 30, 2019. On April 30, 2009, 98,230 stock options were granted to certain executive officers under the 2004 Stock Incentive Plan.  All of these stock options will expire on April 30, 2019.  One-fourth of the options under this grant vest in installments on May 1, 2010, 2011, 2012 and 2013, respectively.  On May 30, 2008, a grant of 90,000 options was made to outside directors of the Company under the 2004 Stock Incentive Plan, all of which vested to the recipient as of December 31, 2009.  On July 31, 2008, 61,066 stock options were granted to certain executive officers under the 2004 Stock Incentive Plan.  All of these stock options will expire on July 31, 2018.  One-fourth of the options under this grant vested on May 1, 2009, with the remainder vesting in 25% installments on May 1, 2010, 2011 and 2012, respectively.  On May 1, 2007, a grant of 90,000 options was made to outside directors of the Company under the 2004 Stock Incentive Plan.  These options expire on May 1, 2017, and vested on May 1, 2008.  On May 1, 2007, a grant of 906,500 stock options was made to certain officers of the Company under the 2004 Stock Incentive Plan.  All of the options issued under this grant expire on May 1, 2017.  One-fourth of the options under this grant vested on both May 1, 2008 and 2009, with the remainder vesting in 25% installments on May 1, 2010 and 2011, respectively.

Combined stock option activity related to the Stock Plans was as follows:

	At or for the Year Ended December 31,
	2009	2008	2007
Options outstanding – beginning of period	3,116,564	3,165,997	2,250,747
Options granted	205,633	185,491	996,500
Weighted average exercise price of grants	$8.34	$17.10	$13.74
Options exercised	9,465	230,424	56,540
Weighted average exercise price of exercised options	$4.56	$11.91	$5.64
Options forfeited	45,812	4,500	24,710
Weighted average exercise price of forfeited options	$16.74	$19.90	$18.88
Options outstanding - end of period	3,266,920	3,116,564	3,165,997
Weighted average exercise price of outstanding options - end of period	$14.56	$14.97	$14.63
Remaining options available for grant	747,040	1,133,027	118,975
Vested options at end of period	2,538,915	2,261,198	2,169,497
Weighted average exercise price of vested options – end of period	$15.17	$15.18	$15.04
Cash received for option exercise cost	43	2,473	244
Income tax benefit recognized	-	506	177
Compensation expense recognized	1,083	1,079	629
Remaining unrecognized compensation expense	1,341	2,069	2,377
Weighted average remaining years for which compensation expense is to be recognized	1.8	2.3	3.2

The range of exercise prices and weighted-average remaining contractual lives of both options outstanding and vested options as of December 31, 2009 were as follows:

	Outstanding Options as of December 31, 2009
Range of Exercise Prices	Amount	Weighted Average Exercise Price	Weighted Average Contractual Years Remaining	Vested Options as of December 31, 2009
$8.00 - $8.50	205,633	$ 8.34	9.6	-
$10.50 - $11.00	378,101	10.91	2.1	378,101
$13.00-$13.50	528,028	13.16	3.3	528,028
$13.51-$14.00	943,875	13.74	7.6	493,125
$14.50-$15.00	34,425	14.92	8.4	8,606
$15.01-$15.50	318,492	15.10	5.7	318,492
$16.00-$16.50	76,320	16.45	5.3	76,320
$16.51-$17.00	61,066	16.73	8.8	15,263
$18.00-$18.50	80,000	18.18	8.7	80,000
$19.50-$20.00	640,980	19.90	4.3	640,980
Total	3,266,920	$14.56	5.6	2,538,915

The weighted average exercise price and contractual years remaining for vested options were $15.17 and 4.6 years, respectively, at December 31, 2009.  The weighted average fair value per option at the date of grant for stock options granted was estimated as follows:

	Year Ended December 31,
	2009	2008	2007
Total options granted	205,633	185,491	996,500
Estimated fair value on date of grant	$1.73	$4.16	$3.06
Pricing methodology utilized	Black- Scholes	Black- Scholes	Black- Scholes
Expected life (in years)	5.99	6.36	6.2
Interest rate	2.39%	3.37%	4.56%
Volatility	41.34	30.09	28.39
Dividend yield	6.72	3.29	4.08

Other Stock Awards

RRP - During the year ended December 31, 2007, the Company determined that the shares held by the RRP were no longer eligible for grant.  On September 14, 2007, all assets of the RRP were liquidated, and the 303,137 unallocated shares of common stock previously held by the RRP were retired into treasury.

The following is a summary of activity related to the RRP for the year ended December 31, 2007:

2007
Shares acquired (a)	-
Shares vested	-
Shares allocated	-
Shares transferred to the Holding Company	303,137
Unallocated shares - end of period	-
Unvested allocated shares – end of period	-
Compensation recorded to expense	-
Income recognized upon transfer of assets	$109
Income tax benefit recognized	-

(a) Represents shares re-acquired from either participant sales of vested shares in order to satisfy income tax obligations or participant forfeitures.

Restricted Stock Awards –  On April 30, 2009, a grant of 14,392 restricted stock awards was made to outside Directors of the Company under the 2004 Stock Incentive Plan, all of which vest on May 1, 2010.  On April 30, 2009, a grant of 192,805 restricted stock awards was made to certain officers of the Company under the 2004 Stock Incentive Plan.  The awards will fully vest to the respective recipients in equal installments on May 1, 2010, 2011, 2012, and 2013 respectively.  The fair value of the Holding Company's common stock on April 30, 2009 was $8.34.  On July 31, 2008, a grant of 92,957 restricted stock awards was made to certain officers of the Company under the 2004 Stock Incentive Plan.  One-fourth of these awards vested to the respective recipients on May 1, 2009, and the remaining awards will fully vest to the respective recipients in equal installments on May 1, 2010, 2011, and 2012 respectively.  The fair value of the Holding Company's common stock on July 31, 2008 was $16.73.   On May 30, 2008, a grant of 12,000 restricted stock awards was made to outside Directors of the Company under the 2004 Stock Incentive Plan. The awards fully vested to the respective recipients on May 30, 2009.   The fair value of the Holding Company's common stock on May 30, 2008 was $18.18.  On May 1, 2007, a grant of 12,000 restricted stock awards was made to outside Directors of the Company under the 2004 Stock Incentive Plan. All of these awards vested to the respective recipients on May 1, 2008.  The fair value of the Company's common stock on May 1, 2007 was $13.74.

Compensation expense on all restricted stock awards was recorded during the years ended December 31, 2009, 2008 and 2007 based upon the fair value of the shares on the respective dates of grant for all periods presented.

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan:

	At or for the Year Ended December 31,
	2009	2008	2007
Unvested allocated shares – beginning of period	141,710	66,304	71,855
Shares granted	207,197	104,957	12,000
Shares vested	52,810	29,551	17,551
Shares forfeited	1,031	-	-
Unvested allocated shares – end of period	295,066	141,710	66,304
Unallocated shares - end of period	-	-	-
Compensation recorded to expense	$775	$618	$372
Income tax (expense) benefit recognized	(131)	12	(1)

Long Term Cash Incentive Payment Plan - On October 16, 2008, pursuant to authority granted under the Dime Community Bancshares, Inc. Annual Incentive Plan, the Compensation Committee made an incentive award to the Company's Chief Executive Officer.  The threshold, target and maximum award opportunities are $214, $428 and $643, respectively, and are earned based on performance relative to three performance goals measured over the period beginning August 1, 2008 and ending December 31, 2010.  The award will be paid in full during the year ending December 31, 2011.  The three performance measures and their relative weights are as follows:

Goal	Weight	Threshold	Target	Maximum
Total Shareholder Return Relative to Compensation Peer Group	50%	40th Percentile	50th Percentile	74th Percentile
Cumulative Core EPS	25%	$2.23	$2.48	$2.73
GAAP Return on Equity	25%	10.3%	12.1%	13.9%

On March 19, 2009, pursuant to authority granted under the Dime Community Bancshares, Inc. Annual Incentive Plan, the Compensation Committee made an additional incentive award to the Company's Chief Executive Officer.  The threshold, target and maximum award opportunities are $214, $429 and $643, respectively, and are earned based on performance relative to three performance goals measured over the period beginning January 1, 2009 and ending December 31, 2011.  The award will be paid in full during the year ending December 31, 2012.  The three performance measures and their relative weights are as follows:

Goal	Weight	Threshold	Target	Maximum
Total Shareholder Return Relative to Compensation Peer Group	50%	40th Percentile	50th Percentile	74th Percentile
Cumulative Core EPS	25%	$2.36	$2.62	$2.88
GAAP Return on Equity	25%	8.4%	9.85%	11.3%

At December 31, 2009, based upon actual results for the period August 1, 2008 through December 31, 2009, the Company determined that the Target payment has the greatest probability of ultimately being made on both of these awards, and thus established a reserve of $394 related to these future award payments.  During the years ended December 31, 2009 and 2008, total expense recognized related to this award were $318 and $76, respectively.

16.   COMMITMENTS AND CONTINGENCIES

Mortgage Loan Commitments and Lines of Credit - At December 31, 2009 and 2008, the Bank had outstanding commitments to make real estate loans aggregating approximately $89,001 and $49,928, respectively.  At December 31, 2009, all of the commitments were to originate adjustable-rate real estate loans.  Substantially all of the Bank's commitments expire within three months of their acceptance by the prospective borrower.  A concentration risk exists with these commitments as virtually all of them involve multifamily and underlying cooperative properties located within the New York City metropolitan area.

At December 31, 2009, unused lines of credit available on one- to four-family residential, multifamily residential and commercial real estate loans totaled $34,706.  At December 31, 2009, unused commitments to fund construction loans and overdraft checking accounts totaled $4,394 and $2,740, respectively.

At December 31, 2009, the Bank had available unused lines of credit with the FHLBNY totaling $100,000 expiring on August 9, 2010.

Lease Commitments - At December 31, 2009, aggregate minimum annual rental commitments on operating leases were as follows:

Year Ending December 31,	Amount
2010	$2,093
2011	1,963
2012	1,848
2013	1,858
2014	1,672
Thereafter	15,600
Total	$25,034

Rental expense for the years ended December 31, 2009, 2008 and 2007 totaled $2,361, $1,957, and $1,794, respectively.

Litigation - The Company is subject to certain pending and threatened legal actions which arise out of the normal course of business.  Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages.  The Company cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement.  Consequently, the Company cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a loss will be incurred.  In the opinion of management, after consultation with counsel, the resolution of all ongoing legal proceedings will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.  The Company accounts for potential losses related to litigation in accordance with GAAP.  As of December 31, 2009 and 2008, reserves provided for potential losses related to litigation matters were not material.

17.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value hierarchy established under GAAP is summarized as follows:

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

The following tables present the assets that are reported on the consolidated statements of financial condition at fair value as of December 31, 2009 by level within the fair value hierarchy.  Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured at Fair Value on a Recurring Basis at December 31, 2009
		Fair Value Measurements Using
Description	Total at December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Year Ended December 31, 2009
Investment securities available-for-sale	$43,162	$6,430	$36,732	$-	$3,063
MBS available-for-sale	224,773	-	224,773	-	-

Assets Measured at Fair Value on a Recurring Basis at December 31, 2008
		Fair Value Measurements Using
Description	Total at December 31, 2008	Level 1	Level 2	Level 3
Investment securities available-for-sale	$16,602	$5,433	$11,169	$-
MBS available-for-sale	301,351	-	301,351	-

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

The Company's available-for-sale investment securities and MBS at December 31, 2009 were categorized as follows:

Description	Percentage of Total	Valuation Level
Pass Through MBS or CMOs issued by GSEs	81.6%	Two
Agency notes	13.7	Two
Mutual fund investments	2.4	One
Pass Through MBS or CMOs issued by entities other than GSEs	2.3	Two

The agency notes owned by the Company possessed the highest possible credit rating published by multiple established credit rating agencies as of December 31, 2009.  Obtaining a market value as of December 31, 2009 for these securities utilizing significant observable inputs was not difficult due to their continued marketplace demand.  The pass-through MBS and CMOs issued by GSEs, which comprised approximately 81.6% of the Company's total available-for-sale investment securities and MBS at December 31, 2009, all possessed the highest possible credit rating published by multiple established credit rating agencies as of December 31, 2009.  Obtaining a market value as of December 31, 2009 for these securities utilizing significant observable inputs was not difficult due to their considerable demand.  For the pass through MBS and CMOs issued by entities other than GSEs, obtaining a market value utilizing significant observable inputs was slightly more difficult due to the lack of regular trading activity as of December 31, 2009.  For these securities, the Company obtained market values from at least two credible market sources, and verified that these values were prepared utilizing significant observable inputs.  In accordance with established policies and procedures, the Company utilized a midpoint value obtained as its recorded fair value for securities that were valued using significant observable inputs.

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2009
		Fair Value Measurements Using
Description	Total at December 31, 2009	Level 1	Level 2	Level 3	Losses for the Year Ended December 31, 2009
Pooled trust preferred securities(1)	$646	$-	$-	$646	$7,855(1)
Impaired loans	15,049	-	-	15,049	8,976(2)
OREO	755	-	-	755	288
(1)      Amount represents the fair value of two held-to-maturity trust preferred securities that were deemed to have credit-related OTTI at December 31, 2009.  At December 31, 2009, four additional pooled trust preferred securities with an aggregate fair value of $901 were not carried at fair value despite meeting the OTTI criteria. Under ASC 320-10-65, these held-to-maturity securities are only carried at fair value in the event that they incur additional credit-related impairment at period end, which did not occur at December 31, 2009.  Losses for the period represent the total OTTI recognized on six pooled trust preferred securities (credit or non-credit related) during the period.
(2)      Amount represents charge-offs recognized on impaired loans during the year ended December 31, 2009.  Of this total, $8,051 related to write-downs of loan principal and $925 related to charge-offs of escrow and other advances.

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2008
		Fair Value Measurements Using
Description	Total at December 31, 2008	Level 1	Level 2	Level 3	Losses for the Year Ended December 31, 2008
MSR	$713	-	-	$713	$60
Pooled trust preferred securities	2,138	-	-	2,138	3,209

Pooled Trust Preferred Securities, Held to Maturity - At December 31, 2009, the Company owned eight pooled trust preferred securities classified as held-to-maturity.  Late in 2008, the market for these securities was deemed to be highly illiquid, and continued to be deemed as such as of December 31, 2009.  As a result, at December 31, 2009 their estimated fair value was obtained primarily using a cash flow valuation approach (Level 3 pricing).  In addition, broker quotations, which were deemed to meet the criteria of "distressed sale" pricing under the guidance of ASC 820-10-65-4 were given a minor 10% weighting in the valuation of the securities at December 31, 2009.  A cash flow valuation for the eight securities performed utilizing default, cash flow and discount rate assumptions determined by the Company's management (the "Internal Cash Flow Valuation") was given a 45% weighting. This valuation considered the creditworthiness of each individual issuer underlying the collateral pools of the eight securities.  In addition, for five of the eight securities, three independent cash flow model valuations were averaged and given a 45% weighting.  For the remaining three securities, two independent cash flow valuations were available and were similarly given a 45% weighting.  The 10% weighting of broker quotes represented a change from the methodology applied at December 31, 2008 (at which time these quotes were given a weighting of 0%) and reflected the continued emphasis upon considering broker quotes set forth in ASC 820-10-65-4.

The major assumptions utilized (each of which represents a significant unobservable input) in the Internal Cash Flow Valuation were as follows:

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

Two of the three independent cash flow model valuations discussed above were made utilizing a methodology similar to the Internal Cash Flow Valuation, differing only in the underlying assumptions deriving estimated cash flows, individual bank defaults and discount rate.  The third independent cash flow valuation was derived from a different methodology in which the actual cash flow estimate based upon the underlying collateral of the securities (including default estimates) was not considered.  Instead, this cash flow valuation was determined utilizing a discount rate determined from the Bloomberg fair market value curve for similar assets that continued to trade actively, with adjustments made for the illiquidity of the pooled trust preferred market.  Because of the significant judgment underlying each of the pricing assumptions, management elected to recognize each of the independent valuations and apply a weighting system to all of the valuations, including the Internal Cash Flow Valuation, as all of these valuations were determined utilizing a valid and objective pricing methodology.

Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at December 31, 2009 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  The fair value of impaired loans with specific allocations within the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  At December 31, 2009, fifteen impaired loans were carried at fair value, with their principal balance reduced to the current appraised or market value of the underlying collateral property.  Total charge-offs on impaired loans were $8,976 during the yer ended December 31, 2009 and were charged against the allowance for loan losses.  Of this total, $8,051 related to write-downs of loan principal and $925 related to charge-offs of escrow and other advances.

MSR- The estimated fair value of MSR is obtained through independent third party valuation, and is derived from estimates of future cash flows that incorporate estimates of assumptions utilized by market participants in determining fair value, including, but not limited to, market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, such as perception of future interest rate movements.

Financial Instruments Not Actively Traded - While quoted market prices available in active trading marketplaces are generally recognized as the best evidence of fair value of financial instruments, several of the Company's financial instruments are not bought or sold in active trading marketplaces.  Accordingly, their fair values are derived or estimated based on a variety of alternative valuation techniques.  All such fair value estimates are based on relevant market information about the financial instrument.  These estimates do not reflect any possible tax ramifications, estimated transaction costs, or potential premium or discount that could result from a one time sale of the entire holdings of a particular financial instrument.  In addition, the estimates are based on assumptions of future loss experience, current economic conditions, risk characteristics, and other such factors.  These assumptions are subjective in nature and involve inherent uncertainty.  Changes in these assumptions could significantly affect the estimates.

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

Loans, Net - The fair value of loans receivable is determined by discounting anticipated future cash flows of the loans, net of anticipated prepayments, using a discount rate reflecting current market rates for loans with similar terms.  This methodology is applied to all loans, inclusive of non-accrual loans, as well as impaired loans for which a write-down to the current fair market value of the underlying collateral is not determined to be warranted.  In addition, the valuation of loans reflects the consideration of sale pricing for loan types that have traditionally been subject to marketplace sales (over 80% of the outstanding loan portfolio).  Due to significant market dislocation, the secondary market prices were given little weighting in deriving the loan valuation at December 31, 2009.

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

Based upon the aforementioned valuation methodologies, the estimated carrying amount and estimated fair values of all of the Company's financial instruments were as follows:

At December 31, 2009	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$39,338	$39,338
Investment securities held to maturity (pooled trust preferred securities)	7,240	5,330
Investment securities available-for-sale	43,162	43,162
MBS available-for-sale	224,773	224,773
Loans, net	3,373,754	3,477,009
Loans held for sale	416	416
MSR	2,765	3,273
Federal funds sold and other short-term investments	3,785	3,785
FHLBNY capital stock	54,083	N/A
Liabilities:
Savings, money market and checking accounts	1,231,783	1,231,783
CDs	985,053	992,557
Escrow and other deposits	65,895	65,895
Securities sold under agreements to repurchase	230,000	248,017
FHLBNY Advances	1,009,675	1,045,578
Subordinated notes payable1	25,000	25,000
Trust Preferred securities payable1	70,680	53,010
Commitments to extend credit	302	302

At December 31, 2008	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$211,020	$211,020
Investment securities held to maturity (pooled trust preferred securities)	10,861	9,082
Investment securities available-for-sale	16,602	16,602
MBS available-for-sale	301,351	301,351
Loans, net	3,274,051	3,300,154
Loans held for sale	-	-
MSR	2,778	2,841
Federal funds sold and other short-term investments	-	-
FHLBNY capital stock	53,435	N/A
Liabilities:
Savings, money market and checking accounts	1,106,885	1,106,885
CDs	1,153,166	1,160,436
Escrow and other deposits	130,121	130,121
Securities sold under agreements to repurchase	230,000	263,350
FHLBNY Advances	1,019,675	1,077,362
Subordinated notes payable1	25,000	23,875
Trust Preferred securities payable1	72,165	40,412
Commitments to extend credit	272	272

1 The fair value of these liabilities is measured by independent market quotations obtained based upon transactions occurring in the market as of the disclosure date.

18.   TREASURY STOCK

The Holding Company did not purchase any shares of its common stock into treasury during the year ended December 31, 2009.  The Holding Company purchased 51,000 shares and 2,298,726 shares of its common stock into treasury during the years ended December 31, 2008 and 2007, respectively.  All shares were purchased in accordance with applicable regulations of the Office of Thrift Supervision ("OTS") and the Securities and Exchange Commission.

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

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below).  The Bank's primary regulatory agency, the OTS, requires that the Bank maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, and total risk-based capital (as defined in the regulations) of 8%.  In addition, insured institutions in the strongest financial and managerial condition, with a rating of one (the highest rating of the OTS under the Uniform Financial Institutions Rating System) are required to maintain a Leverage Capital Ratio  (the "Leverage Capital Ratio") of not less than 3.0% of total assets.  For all other banks, the minimum Leverage Capital Ratio requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the institution. As of December 31, 2009, the Bank satisfied all capital adequacy requirements to which it was subject.

As of December 31, 2009 and 2008, the Bank satisfied all criteria necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action.  To be categorized as "well capitalized," the Bank was required to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$294,808	7.60%	$58,229	1.5%	$194,098	5.00%
Leverage capital	294,808	7.60	155,279	4.0%	$194,098	5.00
Total risk-based capital (to risk weighted assets)	301,730	11.28	213,968	8.0%	267,459	10.00
Tier I risk-based capital (to risk weighted assets)	279,545	10.45	106,984	4.0%	160,476	6.00

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$304,455	7.63%	$59,873	1.5%	$199,578	5.00%
Leverage capital	304,455	7.63	159,662	4.0%	199,578	5.00
Total risk-based capital (to risk weighted assets)	303,033	11.43	212,140	8.0%	265,176	10.00
Tier I risk-based capital (to risk weighted assets)	285,579	10.77	106,070	4.0%	159,105	6.00

The following is a reconciliation of stockholders' equity to regulatory capital for the Bank:

	At December 31, 2009			At December 31, 2008
	Tangible Capital	Leverage Capital	Total Risk-Based Capital	Tangible Capital	Leverage Capital	Total Risk-Based Capital
Stockholders' equity	$344,905	$344,905	$344,905	$350,715	$350,715	$350,715
Non-allowable assets:
MSR	(279)	(279)	(279)	(281)	(281)	(281)
Accumulated other comprehensive loss	5,820	5,820	5,820	9,659	9,659	9,659
Goodwill	(55,638)	(55,638)	(55,638)	(55,638)	(55,638)	(55,638)
Tier 1 risk-based capital	294,808	294,808	294,808	304,455	304,455	304,455
Adjustment for recourse provision on loans sold	-	-	(15,263)	-	-	(18,876)
General regulatory valuation allowance	-	-	22,185	-	-	17,454
Total (Tier 2) risk based capital	294,808	294,808	301,731	304,455	304,455	303,033
Minimum capital requirement	58,229	155,279	213,968	59,873	159,662	212,140
Regulatory capital excess	$236,579	$139,529	$87,763	$244,582	$144,793	$90,893

20.   UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following represents the unaudited condensed consolidated results of operations for each of the quarters during the fiscal years ended December 31, 2009 and 2008:

	For the three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net interest income	$24,140	$26,289	$28,969	$32,085
Provision for loan losses	2,640	2,252	3,769	4,491
Net interest income after provision for loan losses	21,500	24,037	25,200	27,594
Non-interest (loss) income	(4,046)	1,858	2,104	(661)
Non-interest expense	13,608	15,325	13,641	14,736
Income before income taxes	3,846	10,570	13,663	12,197
Income tax expense	996	3,654	5,337	4,100
Net income	$2,850	$6,916	$8,326	$8,097
Earnings per share (1):
Basic	$0.09	$0.21	$0.25	$0.24
Diluted	$0.09	$0.21	$0.25	$0.24

	For the three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Net interest income	$19,231	$23,110	$25,182	$23,829
Provision for loan losses	60	310	596	1,040
Net interest income after provision for loan losses	19,171	22,800	24,586	22,789
Non-interest (loss) income	2,167	1,860	1,677	(2,890)
Non-interest expense	12,280	12,258	12,913	12,522
Income before income taxes	9,058	12,402	13,350	7,377
Income tax expense	3,101	3,977	4,997	2,084
Net income	$5,957	$8,425	$8,353	$5,293
Earnings per share1:
Basic	$0.18	$0.26	$0.26	$0.16
Diluted	$0.18	$0.26	$0.25	$0.16
1 The quarterly EPS amounts, when added, may not coincide with the full fiscal year EPS reported on the Consolidated Statements of Operations due to differences in the computed weighted average shares outstanding as well as rounding differences.

21.   CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following statements of condition as of December 31, 2009 and 2008, and the related statements of operations and cash flows for the years ended December 31, 2009, 2008 and 2007, reflect the Holding Company's investment in its wholly-owned subsidiaries, the Bank, 842 Manhattan Avenue Corp., and its unconsolidated subsidiary, Dime Community Capital Trust I, using, as deemed appropriate, the equity method of accounting:

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	At December 31, 2009	At December 31, 2008
ASSETS:
Cash and due from banks	$29,141	$8,419
Investment securities available-for-sale	6,430	5,433
MBS available-for-sale	941	1,041
Federal funds sold and other short term investments	-	-
ESOP loan to subsidiary	3,995	4,325
Investment in subsidiaries	345,548	351,360
Other assets	5,928	5,575
Total assets	$391,983	$376,153

LIABILITIES AND STOCKHOLDERS' EQUITY:
Subordinated notes payable	$25,000	$25,000
Trust Preferred securities payable	70,680	72,165
Other liabilities	1,530	2,024
Stockholders' equity	294,773	276,964
Total liabilities and stockholders' equity	$391,983	$376,153

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
Net interest loss	$(7,337)	$(6,658)	$(5,902)
Dividends received from Bank	45,500	-	35,000
Non-interest (loss) income	(2,078)	513	516
Non-interest expense	(454)	(408)	(424)
Income (Loss) before income taxes and equity in undistributed earnings of direct subsidiaries	35,631	(6,553)	29,190
Income tax credit	4,241	2,751	2,143
Income (Loss) before equity in undistributed earnings of direct subsidiaries	39,872	(3,802)	31,333
Equity in (overdistributed) undistributed earnings of subsidiaries	(13,683)	31,830	(8,890)
Net income	$26,189	$28,028	$22,443

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
Cash flows from Operating Activities:
Net income	$26,189	$28,028	$22,443
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (undistributed) overdistributed earnings of direct subsidiaries	13,683	(31,830)	8,890
Credit component of OTTI	3,063	-	-
Net gain on the re-acquisition of trust preferred securities payable	(505)
Net (amortization) and accretion	(112)	(489)	(547)
(Increase) Decrease in other assets	(353)	115	(36)
(Decrease) Increase in other liabilities	(2,291)	930	(89)
Net cash (used in) provided by Operating Activities	39,674	(3,246)	30,661

Cash flows from Investing Activities:
Net Decrease in federal funds sold and other short-term Investments	-	22,733	16,945
Proceeds from maturities and redemptions of investment securities available-for-sale	-	4	-
Proceeds from sale of investment securities available-for-sale	-	-	-
Purchases of investment securities available-for-sale	-	-	-
Principal collected on MBS available-for-sale	139	209	507
Principal repayments on ESOP loan	330	119	110
Net cash used in Investing Activities	469	23,065	17,562

Cash flows from Financing Activities:
Cash dividends re-assumed through liquidation of RRP	-	-	958
Common stock issued for exercise of stock options	44	2,473	136
Purchase of common stock by the BMP	-	(66)	-
Cash dividends paid to stockholders	(18,485)	(18,256)	(18,991)
Purchase of treasury stock	-	(654)	(29,650)
Proceeds disbursed for the re-acquisition of trust preferred securities payable	(980)	-	-
Net cash used in financing activities	(19,421)	(16,503)	(47,547)

Net increase in cash and due from banks	20,722	3,316	676
Cash and due from banks, beginning of period	8,419	5,103	4,427
Cash and due from banks, end of period	$29,141	$8,419	$5,103

*   *   *   *   *

Exhibit Number

3(i)	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (1)
3(ii)	Amended and Restated Bylaws of Dime Community Bancshares, Inc. (2)
4.1	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. [See Exhibit 3(i) hereto]
4.2	Amended and Restated Bylaws of Dime Community Bancshares, Inc. [See Exhibit 3(ii) hereto]
4.3	Draft Stock Certificate of Dime Community Bancshares, Inc. (3)
4.4	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock (4)
4.5	Rights Agreement, dated as of April 9, 1998, between Dime Community Bancorp, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (4)
4.6	Form of Rights Certificate (4)
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
   holders from time to time of the Series B Capital Securities of Dime Community Capital Trust I (9)

10.1	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Vincent F. Palagiano (13)
10.2	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Michael P. Devine (13)
10.3	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Kenneth J. Mahon (13)
10.4	Employment Agreement between Dime Community Bancorp, Inc. and Vincent F. Palagiano (13)
10.5	Employment Agreement between Dime Community Bancorp, Inc. and Michael P. Devine (13)
10.6	Employment Agreement between Dime Community Bancorp, Inc. and Kenneth J. Mahon (13)
10.7	Form of Employee Retention Agreement by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain officers (5)
10.7(i)	Amendment to Form of Employee Retention Agreement by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain officers (13)
10.8	The Benefit Maintenance Plan of Dime Community Bancorp, Inc. (13)
10.9	Severance Pay Plan of The Dime Savings Bank of Williamsburgh (13)
10.10	Retirement Plan for Board Members of Dime Community Bancorp, Inc. (13)
10.11	Dime Community Bancorp, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees, as amended by amendments number 1 and 2 (6)
10.12	Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc., as amended by amendments number 1 and 2 (6)
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
   Plan of Merger, dated as of July 18, 1998 by and between Dime Community Bancshares, Inc. and Financial Bancorp, Inc. (7)

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (8)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (12)
10.22	Waiver executed by Vincent F. Palagiano (11)
10.23	Waiver executed by Michael P. Devine (11)
10.24	Waiver executed by Kenneth J. Mahon (11)

10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (10)
10.26	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Christopher D. Maher (13)
10.27	Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (10)
10.28	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Daniel Harris (13)
10.29	Dime Community Bancshares, Inc. Annual Incentive Plan (13)
10.30	Amendment to the Dime Savings Bank of Williamsburgh 401(K) Plan (13)
10.31	Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (13)
12.1	Computation of ratio of earnings to fixed charges
23.1	Consent of Crowe Horwath LLP
23.2	Consent of Deloitte & Touche LLP
31(i).1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31(i).2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

(1)	Incorporated by reference to the registrant's Transition Report on Form 10-K for the transition period ended December 31, 2002 filed on March 28, 2003.
(2)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on May 11, 2009.
(3)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 filed on September 28, 1998.
(4)	Incorporated by reference to the registrant's Current Report on Form 8-K dated April 9, 1998 and filed on April 16, 1998.
(5)	Incorporated by reference to Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed on September 26, 1997.
(6)
Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed on September 26, 1997, and the Current Reports on Form 8-K filed on March 22, 2004 and
    March 29, 2005.

(7)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed on September 28, 2000.
(8)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003.
(9)	Incorporated by reference to Exhibits to the registrant’s Registration Statement No. 333-117743 on Form S-4 filed on July 29, 2004.
(10)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2005.
(11)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005.
(12)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 8, 2008.
(13)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.