Form 10-Q
period 2010-03-31
DIME COMMUNITY BANCSHARES INC
filed 2010-05-10
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                      March 31, 2010
OR

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

LARGE ACCELERATED FILER ___	ACCELERATED FILER X	NON -ACCELERATED FILER ___	SMALLER REPORTING COMPANY ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES                                       NO            X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at May 7, 2010
$.01 Par Value	34,541,714

		Page
	PART I - FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Statements of Financial Condition at March 31, 2010 and December 31, 2009	3
	Condensed Consolidated Statements of Operations for the Three-Months Ended March 31, 2010 and 2009	4
	Condensed Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the Three Months Ended March 31, 2010 and 2009	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009	6
	Notes to Consolidated Financial Statements	7-19
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32-34
Item 4.	Controls and Procedures	34
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 5.	Other Information	34
Item 6.	Exhibits	34-36
	Signatures	37

Certain statements contained in this quarterly report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such.  In addition, certain statements may be contained in future filings with the U.S. Securities and Exchange Commission (the "SEC"), press releases, and oral and written statements made by management or with its approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act.  Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of Dime Community Bancshares, Inc. and its subsidiaries (the "Company") or those of its management or board of directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements.

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

Item 1.  Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)

	March 31, 2010	December 31, 2009
ASSETS:
Cash and due from banks	$114,069	$39,338
Federal funds sold and other short-term investments	5,847	3,785
Investment securities held-to-maturity (estimated fair value of $6,106 and $5,330 at March 31, 2010 and December 31, 2009, respectively) (Fully unencumbered)	7,306	7,240
Investment securities available-for-sale, at fair value ($33,992 and $27,646 encumbered at March 31, 2010 and December 31, 2009, respectively)	53,193	43,162
Mortgage-backed securities available-for-sale, at fair value ($178,235 and $221,048 encumbered at March 31, 2010 and December 31, 2009, respectively)	200,610	224,773
Trading securities	1,390	-
Loans:
Real estate, net	3,485,176	3,392,038
Other loans	2,551	3,221
Less allowance for loan losses	(24,620)	(21,505)
Total loans, net	3,463,107	3,373,754
Loans held for sale	-	416
Premises and fixed assets, net	29,897	29,841
Federal Home Loan Bank of New York ("FHLBNY") capital stock	54,983	54,083
Other real estate owned ("OREO")	707	755
Goodwill	55,638	55,638
Other assets	127,193	119,489
Total Assets	$4,113,940	$3,952,274
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,208,934	$2,110,387
Non-interest bearing deposits	103,676	106,449
Total deposits	2,312,610	2,216,836
Escrow and other deposits	99,187	65,895
Securities sold under agreements to repurchase	195,000	230,000
FHLBNY advances	1,064,675	1,009,675
Subordinated notes payable	25,000	25,000
Trust Preferred securities payable	70,680	70,680
Other liabilities	38,248	39,415
Total Liabilities	$3,805,400	$3,657,501
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at March 31, 2010 and December 31, 2009)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 51,131,784 shares issued at March 31, 2010 and December 31, 2009, respectively, and 34,385,355 shares and 34,395,531 shares outstanding at March 31, 2010 and December 31, 2009, respectively)	511	511
Additional paid-in capital	223,046	214,654
Retained earnings	311,748	306,787
Accumulated other comprehensive loss, net of deferred taxes	(4,992)	(5,082)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(3,644)	(3,701)
Unearned Restricted Stock Award common stock	(2,114)	(2,505)
Common stock held by Benefit Maintenance Plan ("BMP")	(7,979)	(8,007)
Treasury stock, at cost (16,746,429 shares and 16,736,253 shares at March 31, 2010 and December 31, 2009, respectively)	(208,036)	(207,884)
Total Stockholders' Equity	$308,540	$294,773
Total Liabilities And Stockholders' Equity	$4,113,940	$3,952,274
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2010	2009
Interest income:
Loans secured by real estate	$50,122	$48,329
Other loans	39	37
Mortgage-backed securities	2,271	3,280
Investment securities	407	245
Federal funds sold and other short-term investments	742	503
Total interest income	53,581	52,394

Interest expense:
Deposits and escrow	7,593	14,212
Borrowed funds	13,222	14,042
Total interest expense	20,815	28,254
Net interest income	32,766	24,140
Provision for loan losses	3,447	2,640
Net interest income after provision for loan losses	29,319	21,500

Non-interest income:
Total other than temporary impairment ("OTTI") losses	(216)	(6,104)
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	50	1,064
Net OTTI recognized in earnings	(166)	(5,040)
Service charges and other fees	936	858
Net mortgage banking (loss) income	211	(1,169)
Net gain on sales of investment securities	569	431
Income from bank owned life insurance	504	493
Other	456	381
Total non-interest income (loss)	2,510	(4,046)

Non-interest expense:
Salaries and employee benefits	7,979	6,874
Stock benefit plan amortization expense	907	927
Occupancy and equipment	2,258	2,086
Federal deposit insurance premiums	992	809
Data processing costs	759	754
Provision for losses on OREO	200	-
Other	2,597	2,158
Total non-interest expense	15,692	13,608

Income before income taxes	16,137	3,846
Income tax expense	6,667	996
Net income	$9,470	$2,850

Earnings per Share:
Basic	$0.29	$0.09
Diluted	$0.28	$0.09

See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Common Stock (Par Value $0.01):
Balance at beginning of period	$511	$511
Balance at end of period	511	511
Additional Paid-in Capital:
Balance at beginning of period	214,654	213,917
Forfeited restricted stock award shares returned to treasury stock	3	-
Tax (expense) benefit of stock plans	(5)	(11)
BMP award distribution	(28)	-
BMP reclassification	8,007	-
Amortization of excess fair value over cost – ESOP stock and stock options expense	415	451
Balance at end of period	223,046	214,357
Retained Earnings:
Balance at beginning of period	306,787	297,848
Net income for the period	9,470	2,850
Cash dividends declared and paid	(4,642)	(4,603)
Cumulative effect adjustment for the adoption of ASC 320-10-65, net of taxes of $1,034	-	1,255
BMP reclassification	133	-
Balance at end of period	311,748	297,350
Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of period	(5,082)	(11,111)
Cumulative effect adjustment for the adoption of ASC 320-10-65, net of taxes of $1,034	-	(1,255)
Amortization and reversal of net unrealized loss on securities transferred from available-for- sale to held-to-maturity, net of tax	169	891
Non-credit component of OTTI charge recognized during the period, net of tax	(28)	(583)
(Increase) Decrease in unrealized loss on available-for-sale securities during the period	(21)	3,474
Adjustments related to defined benefit plans, net of tax	(30)	-
Balance at end of period	(4,992)	(8,584)
ESOP:
Balance at beginning of period	(3,701)	(3,933)
Amortization of earned portion of ESOP stock	57	58
Balance at end of period	(3,644)	(3,875)
Unearned Restricted Stock Award Common Stock
Balance at beginning of period	(2,505)	(1,790)
Amortization of earned portion of restricted stock awards	242	231
Forfeited restricted stock award shares returned to treasury stock	149	-
Balance at end of period	(2,114)	(1,559)
Treasury Stock, at cost
Balance at beginning of period	(207,884)	(210,471)
Forfeited restricted stock award shares returned to treasury stock	(152)	-
Balance at end of period	(208,036)	(210,471)
Common Stock Held by BMP
Balance at beginning of period	(8,007)	(8,007)
BMP award distribution	28	-
Balance at end of period	(7,979)	(8,007)

Total Stockholders' Equity	308,540	279,722
STATEMENTS OF COMPREHENSIVE INCOME
Net Income	$9,470	$2,850
Amortization and reversal of net unrealized loss on securities transferred from available-for- sale to held-to-maturity, net of taxes of $12 and $734 during the three months ended March 31, 2010 and 2009, respectively	15	891
Reduction in non-credit component of OTTI charge, net of taxes of $(127) during the three months ended March 31, 2010	154	-
Non-credit component of OTTI charge recognized during the period, net of tax benefit of $(22) and $(479) during the three months ended March 31, 2010 and 2009, respectively	(28)	(583)
Reclassification adjustment for securities gains recognized during the period, net of taxes of $257 and $195 during the three months ended March 31, 2010 and 2009, respectively	(312)	(236)
Net unrealized securities gains arising during the period, net of taxes of $240 and $3,054 during the three months ended March 31, 2010 and 2009, respectively	291	3,710
Defined benefit plan adjustments, net of tax benefit of $(25) during the three months ended March 31, 2010	(30)	-
Comprehensive Income	$9,560	$6,632
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,470	$2,850
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of loans originated for sale	(42)	(1)
Net gain on sale of investment securities available-for-sale	(327)	(431)
Net gain recognized on the transfer of securities from available-for-sale into trading	(242)	-
Net depreciation and amortization	649	670
ESOP compensation expense	223	200
Stock plan compensation (excluding ESOP)	491	540
Provision for loan losses	3,447	2,640
Provision for losses on OREO	200	-
Provision to increase the liability for loans sold with recourse	-	1,424
Recovery of write down of mortgage servicing asset	-	(60)
OTTI charge for investment securities recognized in earnings	166	5,040
Increase in cash surrender value of Bank Owned Life Insurance	(504)	(493)
Deferred income tax credit	(1,538)	(2,804)
Excess tax cost (benefit) of stock plans	5	11
Changes in assets and liabilities:
Origination of loans held for sale	(1,102)	(8,106)
Proceeds from sale of loans held for sale	1,560	7,730
Decrease (Increase) in other assets	(5,849)	291
(Decrease) Increase in other liabilities	7,026	(737)
Net cash provided by operating activities	13,633	8,764
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in federal funds sold and other short term investments	(2,062)	(20,230)
Proceeds from principal repayments of investment securities held-to-maturity	32	49
Proceeds from maturities of investment securities available-for-sale	-	-
Proceeds from calls and principal repayments of investment securities available-for-sale	-	-
Proceeds from sales of investment securities available-for-sale	1,095	10,359
Purchases of investment securities available-for-sale	(12,000)	-
Principal collected on mortgage backed securities available-for-sale	24,056	17,946
Purchases of mortgage backed securities available-for-sale	-	-
Net increase in loans	(93,120)	(8,210)
Proceeds from the sale of OREO	168
Purchases of fixed assets, net	(590)	(241)
Redemption (Purchase) of FHLBNY capital stock	(900)	2,700
Net cash provided by (used in) investing activities	(83,321)	2,373
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in due to depositors	95,774	75,473
Net (decrease) increase in escrow and other deposits	33,292	(33,698)
Increase in securities sold under agreements to repurchase	(35,000)	-
(Decrease) Increase in FHLBNY advances	55,000	(60,000)
Cash dividends paid	(4,642)	(4,603)
Exercise of stock options	-	-
Excess tax (cost) benefit of stock plans	(5)	(11)
Purchase of treasury stock	-	-
Net cash (used in) provided by financing activities	144,419	(22,839)
(DECREASE) INCREASE IN CASH AND DUE FROM BANKS	74,731	(11,702)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	39,338	211,020
CASH AND DUE FROM BANKS, END OF PERIOD	$114,069	$199,318
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,284	$691
Cash paid for interest	20,247	28,224
Loans transferred to OREO	320	-
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	27	53
Reversal of unrealized loss on securities transferred from available-for-sale to held-to-maturity	-	1,572
Net (decrease) increase in non-credit component of OTTI	(230)	3,351
Adjustments to other comprehensive income from defined benefit plans, net of tax	$(30)	-

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

2.   SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of March 31, 2010, the results of operations and statements of comprehensive income for the three-months ended March 31, 2010 and 2009, and the changes in stockholders' equity and cash flows for the three months ended March 31, 2010 and 2009.  The results of operations for the three-months ended March 31, 2010 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2010.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the SEC.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas in the accompanying condensed consolidated financial statements where estimates are significant include the allowance for loan losses, valuation of mortgage servicing rights, asset impairment adjustments related to the valuation of goodwill and OTTI of securities, loan income recognition, the valuation of financial instruments, recognition of deferred tax assets and unrecognized tax benefits and the accounting for defined benefit plans sponsored by the Company.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2009 and notes thereto.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board ("FASB') issued amendments to ASC 860-10 which eliminated the concept of a "qualifying special-purpose entity," and changed various requirements for derecognizing transferred financial assets that were previously established under ASC 860.  ASC 860-10 also requires increased disclosure related to transferred financial assets, including securitization transactions, as well as other transactions where companies possess continuing exposure to the risks related to financial assets transferred or sold.  For the Company, ASC 860-10 is effective for financial asset transfers occurring after January 1, 2010, and early adoption of ASC 860-10 is prohibited.  Adoption of ASC 860-10 did not have a material effect upon the Company's financial position or results of operations.

On April 9, 2009, the FASB issued ASC 320-10-65, which amended the guidance provided under GAAP related to OTTI of debt securities in order to make it more operational.  ASC 320-10-65 modifies the technical criteria related to both the recovery of impairment and collectibility of cash flows that a reporting entity may employ in order to avoid recognizing OTTI.  Under ASC 320-10-65, OTTI that has been determined to exist on debt securities is to be divided between credit and non-credit components, with changes in the credit component recognized in earnings, and changes in the non-credit component recognized in other comprehensive income.  In determining the amount of credit-related OTTI to be recognized, ASC 320-10-65 permits the reporting entity to discount the expected cash flows at the effective interest rate implicit in the security at the date of acquisition.  ASC 320-10-65 also requires additional disclosures related to all securities owned by the reporting entity.  ASC 320-10-65 did not amend existing recognition and measurement guidance related to OTTI of equity securities.  ASC 320-10-65 is required to be applied to both existing investments held by the reporting entity at the beginning of the interim period of adoption and all subsequent purchases.  For debt securities held at the beginning of the interim period of adoption for which OTTI was previously recognized, the entity recognizes the cumulative effect of adopting ASC 320-10-65 as an adjustment to the opening balance of retained earnings.  ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted.   The Company elected to early adopt ASC 320-10-65 effective January 1, 2009, reclassifying $1,255 of previously recognized after-tax OTTI out of retained earnings and into accumulated other comprehensive loss as a cumulative effect adjustment, representing the after-tax non-credit component of the previously recognized OTTI.

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

In June 2008, the FASB issued ASC 260-10-65-2, which requires unvested share-based payment awards which receive non-forfeitable dividend rights or dividend equivalents to be considered participating securities which are required to be included in computing earnings per share ("EPS") under the two-class method outlined in ASC 260-10.  ASC 260-10-65-2 was effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  Adoption of ASC 260-10-65-2 did not have a material impact upon the Company's consolidated financial condition or results of operations, as all potential participating securities were already included in the calculation of the Company's periodic basic and diluted shares.

4.   TREASURY STOCK

The Company did not repurchase any shares of treasury stock during the three months ended March 31, 2010 and 2009.  During the three months ended Match 31, 2010, the Company returned 10,176 forfeited restricted stock awards into treasury stock.

5.   ACCOUNTING FOR GOODWILL

The Company has designated the last day of its fiscal year as its date for annual impairment testing.  The Company performed an impairment test as of December 31, 2009 and concluded that no impairment of goodwill existed.  No events or circumstances have changed subsequent to December 31, 2009 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or changes in circumstances would require the immediate performance of an impairment test in accordance with ASC 350.

6.   EARNINGS PER SHARE

EPS is calculated and reported in accordance with ASC 260.  For entities like the Company with complex capital structures, ASC 260 requires disclosure of basic EPS and diluted EPS on the face of the income statement, along with a reconciliation of their numerators and denominators.

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

The following is a reconciliation of the numerators and denominators of basic EPS and diluted EPS for the periods presented:

	Three Months Ended March 31,
	2010	2009
	(Dollars in Thousands)
Numerator:
Net Income per the Condensed Consolidated Statements of Operations	$9,470	$2,850
Denominator:
Weighted-average number of shares outstanding utilized in the calculation of basic EPS	33,169,263	32,883,077

Common stock equivalents resulting from the dilutive effect of "in-the-money" outstanding stock options	92,332	5,242
Anti-dilutive effect of tax benefits associated with "in-the-money" outstanding stock options	(12,513)	-
Weighted average number of shares outstanding utilized in the calculation of diluted EPS	33,249,082	32,888,319

Common stock equivalents resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the Holding Company's common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 2,675,037 and 3,107,099 weighted-average stock options outstanding for the three-month periods ended March 31, 2010 and 2009, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

7.    ACCOUNTING FOR STOCK BASED COMPENSATION

During the three-months ended March 31, 2010 and 2009, the Holding Company and Bank maintained the Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees, the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees and the 2004 Stock Incentive Plan (collectively the "Stock Plans"), which are discussed more fully in Note 15 to the Company's audited consolidated financial statements for the year ended December 31, 2009, and which are subject to the accounting requirements of ASC 505-50 and ASC 718.

Stock Option Awards

Combined activity related to stock options granted under the Stock Plans during the periods presented was as follows:

	At or for the Three Months Ended March 31,
	2010	2009
	(Dollars in Thousands Except Option Price Amounts)
Options outstanding – beginning of period	3,266,920	3,116,564
Options granted	-	-
Weighted average exercise price of grants	-	-
Options exercised	-	-
Weighted average exercise price of exercised options	-	-
Options forfeited	8,149	-
Weighted average exercise price of forfeited options	$14.91	-
Options outstanding – end of period	3,258,771	3,116,564
Weighted average exercise price of outstanding options at the end of period	$14.56	$14.97
Remaining options available for grant	774,158	1,133,027
Exercisable options at end of period	2,539,516	2,261,198
Weighted average exercise price of exercisable options at the end of period	$15.16	$15.18
Cash received for option exercise cost	-	-
Income tax benefit (cost) recognized	-	-
Compensation expense recognized	237	310
Remaining unrecognized compensation expense	1,108	2,419
Weighted average remaining years for which compensation expense is to be recognized	1.6	2.4

The range of exercise prices and weighted-average remaining contractual lives of options outstanding, vested and unvested, under the Stock Plans were as follows:

	Outstanding Options as of March 31, 2010
Range of Exercise Prices	Amount	Weighted Average Exercise Price	Weighted Average Contractual Years Remaining	Vested Options as of March 31, 2010
$8.00 - $8.50	205,633	$ 8.34	9.1	-
$10.50 - $11.00	378,101	10.91	1.6	378,101
$13.00-$13.50	526,566	13.16	2.8	526,566
$13.51-$14.00	938,875	13.74	7.1	496,875
$14.50-$15.00	34,425	14.92	7.9	8,606
$15.01-$15.50	318,492	15.10	5.2	318,492
$16.00-$16.50	76,320	16.45	4.8	76,320
$16.51-$17.00	61,066	16.73	8.3	15,263
$18.00-$18.50	80,000	18.18	8.2	80,000
$19.50-$20.00	639,293	19.90	3.8	639,293
Total	3,258,771	$14.56	5.1	2,539,516

The weighted average exercise price and contractual years remaining for vested options under the Stock Plans were $15.16 and 4.3 years, respectively, at March 31, 2010.

There were no stock options granted during the three months ended March 31, 2010 and 2009.

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

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan during the periods indicated:

	At or for the Three Months Ended March 31,
	2010	2009
	(Dollars in Thousands)
Unvested allocated shares – beginning of period	295,066	141,710
Shares granted	-	-
Shares vested	9,067	6,000
Shares forfeited	10,176	-
Unvested allocated shares – end of period	275,823	135,710
Unallocated shares - end of period	-	-
Compensation recorded to expense	$255	$231

8.   ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for loans owned by the Bank were as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in Thousands)
Balance at beginning of period	$21,505	$17,454
Provision for loan losses	3,447	2,640
Charge-offs	(769)	(1,876)
Recoveries	-	-
Transfer from reserves on loan commitments	437	133
Balance at end of period	$24,620	$18,351

Management's quarterly evaluation of the loan loss reserves considers not only performance of the current owned and serviced loan portfolios, but also general credit conditions and volume of new business, in determining the timing and amount of any future credit loss provisions. The increase in the provision for loan losses during the three-months ended March 31, 2010 compared to the three-months ended March 31, 2009 reflected the ongoing challenging conditions in the Company's local real estate marketplace.

9.   FIRST LOSS EXPOSURE ON SERVICED LOANS

From December 2002 through February 2009, the Bank sold multifamily loans to Fannie Mae ("FNMA").  Pursuant to the sale agreement, the Bank retained an obligation (off-balance sheet contingent liability) to absorb a portion of any losses (as defined in the agreement) incurred by FNMA in connection with the loans sold (the "First Loss Position").  The Bank has established a liability account for estimated future losses in connection with the First Loss Position.  In determining the estimate of probable future losses, the Bank utilizes a methodology similar to that used in the calculation of its allowance for loan losses on portfolio loans.  For all performing loans within the FNMA serviced pool, the liability recorded is the present value of the estimated future losses calculated based upon the historical loss experience for comparable multifamily loans owned by the Bank.  For problem loans within the pool, the estimated future losses are determined in a manner similar to impaired or classified loans within the Bank's loan portfolio.

The following is a summary of the aggregate balance of multifamily loans serviced for FNMA, the period-end balance of the total First Loss Position associated with these loans, and activity related to the liability established for the First Loss Position:

	At or for the Three Months Ended March 31,
	2010	2009
	(Dollars in Thousands)
Outstanding balance of multifamily loans serviced for FNMA at period end	$428,044	$507,476
Total First Loss Position at end of period	18,697	21,865
Reserve Liability on the First Loss Position
Balance at beginning of period	$4,373	$5,573
Transfer of specific reserve for serviced loans re-acquired by the Bank	-	(3,025)
Provision for losses on problem loans(1)	-	1,424
Charge-offs and other net reductions in balance	(152)	(9)
Balance at period end	$4,221	$3,963
(1) Amount recognized as a component of mortgage banking income during the period.

During the three months ended March 31 2010, the Bank received approval from FNMA to reduce the total First Loss Position by $1.5 million for losses incurred.

The Bank has elected to periodically repurchase problem loans from within the FNMA serviced loan pool in order to expedite their resolution and control losses.  During the three months ended March 31, 2009, the Bank re-acquired four problem loans within this pool.  Upon re-acquisition, aggregate reserves of $3.0 million that were recorded related to these loans within other liabilities served to reduce the outstanding principal balance of the loans (reflected by a write-down of their outstanding principal balance to the lower of the current appraised or market value of the underlying collateral).  The Bank did not re-acquire any problem loans from FNMA during the three months ended March 31, 2010.

10.   INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following is a summary of major categories of securities owned by the Company at March 31, 2010:

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses	Book Value	Other Unrealized Losses	Fair Value
			(Dollars in Thousands)
Held-to-Maturity:
Pooled bank trust preferred securities	$19,511	$13,573	$(4,194)	-	$(2,073)(2)	$7,306	$(1,200)	$6,106
Available-for-sale:
Mutual fund investments	5,243	3,201	-	1,031	-	4,232	-	4,232
Agency notes	48,898	48,898	-	74	(11)	48,961	-	48,961
Pass-through MBS issued by GSEs	136,002	136,002	-	6,248	-	142,250		142,250
Collateralized mortgage obligations ("CMOs") issued by GSEs	51,072	51,072	-	1,694	-	52,766	-	52,766
Private issuer pass through MBS	2,931	2,931	-	-	(198)	2,733	-	2,733
Private issuer CMOs	2,883	2,883	-	-	(22)	2,861	-	2,861
Total	$266,540	$258,560	$(4,194)	$9,047	$(2,304)	$261,109	$(1,200)	$259,909
(1) Amount represents the purchase amortized / historical cost less any credit-related OTTI charges recognized through earnings.
(2) Amount represents the unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on
     September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

The pooled bank trust preferred securities held-to-maturity had a weighted average term to maturity of 24.8 years at March 31, 2010.

At March 31, 2010 the agency note investments in the above table had contractual maturities as follows:

	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due after one year through five years	$47,998	$48,056
Due after five years through ten years	900	905
	$48,898	$48,961

At March 31, 2010, MBS available-for-sale (which include pass-through MBS issued by GSEs, CMOs issued by GSEs, private issuer pass through MBS and private issuer CMOs) possessed a weighted average contractual maturity of 17.3 years and a weighted average estimated duration of 2.4 years.  There were no sales of MBS available-for-sale during the three months ended either March 31, 2010 or March 31, 2009.

Proceeds from the sales of investment securities available-for-sale (which include mutual funds and agency notes) were $1.1 million during the three months ended March 31, 2010.  A gain of $326,000 was recognized on these sales.  During the three months ended March 31, 2009, proceeds from the sales of investment securities available-for-sale totaled $10.4 million.  A gain of $431,000 was recognized on these sales.  There were no sales of MBS, CMOs or investment securities held-to-maturity during the three months ended either March 31, 2010 or March 31, 2009.

On March 31, 2010, the Company transferred six mutual fund investments totaling $1.4 million from available-for-sale to trading.  On the date of transfer, unrealized holding gains totaling $242,000 on these investments were recognized.  This transfer is discussed further later in this footnote.

At March 31, 2010, in management’s judgment, the credit quality of the collateral pool underlying six of the eight pooled bank trust preferred securities deteriorated to the point that full recovery of the Company’s initial investment was considered uncertain, thus resulting in recognition of OTTI charges.  At March 31, 2010, five of these six securities had credit ratings ranging from  "CC" to "Caa1."  The sixth of these securities had credit ratings ranging from "Ba3" to "A."

For the six pooled bank trust preferred securities that were deemed to meet the OTTI criteria established under ASC 320-10-65, the Company applied the ASC 320-10-65 provisions for determining the credit related component of OTTI by discounting the expected future cash flows applicable to the securities at the effective interest rate implicit in the security at the date of acquisition by the Company.

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's trust preferred securities:

	At or for the Three Months Ended March 31, 2010			At or for the Three Months Ended March 31, 2009
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
	(Dollars in Thousands)
Cumulative balance at the beginning of the period	$5,772	$4,425	$10,197	$3,209	$-	$3,209
Cumulative effect adjustment of adopting ASC 320-10-65	-	-	-	(2,287)	2,287	-
OTTI recognized during the period	166	50	216	1,977	1,064	3,041
Reductions and transfers to credit-related OTTI	-	(254)	(254)	-	-	-
Amortization of previously recognized OTTI	-	(26)	(26)	-	-	-
Cumulative balance at end of the period	$5,938	$4,195	$10,133	$2,899	$3,351	$6,250

The remaining aggregate amortized cost of pooled bank trust preferred securities that could be subject to future OTTI charges through earnings was $13.6 million at March 31, 2010.  Of this total, unrealized losses of $6.7 million have already been recognized as a component of accumulated other comprehensive loss.

During the three months ended March 31, 2009, the Company recognized aggregate credit-related OTTI charges of $3.1 million on five actively-managed equity mutual fund investments, reflecting both the significant deterioration in the valuation of the U.S. and international equity markets at that time, as well as the extended duration of the decline.  All of these funds were highly correlated to broader equity indices, and, as a result, experienced significant recoveries in their market value during the period April 2009 through March 2010.  In March 2010, the Company sold a portion of one of the five mutual fund investments, recovering $685,000 of the apportioned OTTI previously recognized on these fund shares.

The remaining four mutual fund investments are Company-owned assets that are earmarked for the payment of benefits earned by participants in the BMP.  Modifications made to the BMP in March 2010 impacted the potential form of future benefit payments under the BMP (which was frozen to all future benefits effective January 1, 2005 and currently remains frozen).  As a result, the Company elected to transfer a portion of four mutual fund investments that are earmarked for future settlement of non-qualified 401(k) Plan defined contribution benefits earned under the BMP from available-for-sale into trading effective March 31, 2010.  The Company simultaneously transferred two additional mutual fund balances that are similarly earmarked for payment of non-qualified 401(k) benefits earned under the BMP, which were never deemed to meet the criteria of OTTI, from available-for-sale into trading.  The transfer of these six mutual funds on March 31, 2010 will produce an offset within the Company's operating results for any required changes in future BMP benefit expense caused by fluctuations in the market value of these earmarked investments.  As a result of the transfer from available-for-sale into trading, approximately $336,000 of previously recognized credit-related OTTI on these investments was recovered.

The remainder of the Company's investment in the initial four mutual funds discussed in the previous paragraph are earmarked for future settlement of non-qualified pension benefits earned under the BMP.  These benefits were not affected by the recent modifications made to the BMP, and they thus remained designated as available-for-sale.  The recovery of their apportioned OTTI from March 31, 2009 through March 31, 2010 thus remains unrealized as a component of accumulated other comprehensive income.

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's equity mutual funds:

	At or for the Three Months Ended March 31, 2010			At or for the Three Months Ended March 31, 2009
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge
Cumulative balance at the beginning of the period	$3,063	$-	$3,063	$-	$-	$-
OTTI recognized during the period	-	-	-	3,063	-	3,063
Recovery of OTTI for securities sold during the period	(685)	-	(685)	-	-	-
Recovery of OTTI for securities transferred to trading during the period	(336)	-	(336)
Cumulative balance at end of the period	$2,042	$-	$2,042	$3,063	$-	$3,063

The following table summarizes the gross unrealized losses and fair value of investment securities and MBS as of March 31, 2010, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Total		12 or More Consecutive Months of Unrealized Losses		Less than 12 Consecutive Months of Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(Dollars in thousands)
Held-to-Maturity Securities:
Pooled bank trust preferred securities (a)	$6,106	$7,467	$6,106	$7,467	$-	$-
Available-for-Sale Securities:					-	-
Agency notes	11,987	11	-	-	11,987	11
Private issuer pass through MBS	2,733	198	2,963	198
Private issuer CMOs	2,861	22	2,861	22	-	-
Total	$23,687	$7,698	$11,930	$7,687	$11,987	$11
(a) At March 31, 2010, the recorded balance of these securities was $7.3 million.  This balance reflected both the remaining unrealized loss of $2.1 million that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity) for three trust preferred securities that have not been deemed OTTI, and an unrealized loss of $4.2 million that has been recognized in accumulated other comprehensive loss that represents the non-credit component of impairment for five trust preferred securities that have been deemed OTTI.  In accordance with both ASC 320-10-35-17 and ASC 320-10-65, these unrealized losses are currently being amortized over the remaining estimated life of these securities.

Trust Preferred Securities That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At March 31, 2010, two of the Company's eight pooled bank trust preferred securities, with an amortized cost of $7.5 million, were not deemed other than temporarily impaired.  These securities remained in an unrealized loss for 12 or more consecutive months, and their cumulative unrealized loss was $2.1 million at March 31, 2010, reflecting both illiquidity in the marketplace and concerns over future bank failures.  At March 31, 2010, one of the two securities had an investment grade rating from three independent rating agencies with ratings ranging from "BB" to "A," while the other security had ratings of "B" and "Baa3."  Despite both the significant decline in market value and the duration of their impairment, management believes that the unrealized losses on these securities at March 31, 2010 were temporary, and that the full value of the investments would be realized once the market dislocations have been removed, or as the securities continue to make their contractual payments of principal and interest.  In making this determination, management considered the following:

• Based upon an internal review of the collateral backing the trust preferred securities portfolio, which accounted for current and prospective deferrals, each of the securities could reasonably be expected to continue making all contractual payments
• The Company has the intent and ability to hold these securities until they fully recover their impairment, evidenced by the election to reclassify them to held-to-maturity in 2008
• There were no cash or working capital requirements nor contractual or regulatory obligations that would compel the Company to sell any of these securities prior to their forecasted recovery or maturity
• Each security has a pool of underlying issuers comprised primarily of banks

• None of the securities have exposure to real estate investment trust issued debt (which has experienced high default rates)
• Each security features either a mandatory auction or a de-leveraging mechanism that could result in principal repayments to the Bank prior to the stated maturity of the security
• Each security is characterized by some level of over-collateralization

The remaining six trust preferred securities, with an aggregate amortized cost of $6.0 million at March 31, 2010, have previously been determined to meet the OTTI criteria.

Private Issuer Pass Through MBS and CMOs That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At March 31, 2010, the Company owned one private label pass-through MBS that possessed unrealized losses for 12 or more consecutive months, with an amortized cost of $2.9 million and an unrealized loss of $198,000. The Company's investment is in the most senior tranche (or repayment pool) of this security.  Despite a challenging real estate marketplace, the private label pass-through MBS made contractual principal and interest payments that reduced its principal balance by approximately 27% during the year ended December 31, 2009.  At March 31, 2010, the Company performed an analysis of likely potential defaults of the real estate loans underlying this security in the current economic environment, and determined that this security could reasonably be expected to continue making all contractual payments.  The Company has no intent to sell this security and it is not more likely than not that the Company will be required to sell this security before the recovery of its remaining amortized cost.

At March 31, 2010, the Company additionally owned one private issuer CMO with an amortized cost of $2.9 million that possessed unrealized losses for 12 or more consecutive months.  This security was deemed to have effectively recovered to its cost basis as of March 31, 2010 and was therefore not evaluated for OTTI.

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

The following tables present the assets that are reported on the condensed consolidated statements of financial condition at fair value as of March 31, 2010 by level within the fair value hierarchy.  As required by ASC 820-10, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured at Fair Value on a Recurring Basis at March 31, 2010
		Fair Value Measurements Using
Description	Total at March 31, 2010	Level 1	Level 2	Level 3	Losses for the Three Months Ended March 31, 2010
	(Dollars in Thousands)
Trading securities	$1,390	$1,390	$-	$-	$-(1)
Investment securities available-for-sale	53,193	4,232	48,961	-	-
MBS available-for-sale	200,610	-	200,610	-	-
(1) The Company recognized a gain of $242 upon the transfer of these securities from available-for-sale to trading on March 31, 2010.

Assets Measured at Fair Value on a Recurring Basis at March 31, 2009
		Fair Value Measurements Using
Description	Total at March 31, 2009	Level 1	Level 2	Level 3	Losses for the Three Months Ended March 31, 2009
	(Dollars in Thousands)
Investment securities available-for-sale	$5,966	$4,944	$1,022	$-	$3,063
MBS available-for-sale	287,335	-	287,335	-	-

The Company’s trading securities and available-for-sale investment securities and MBS are reported at fair value, which is determined utilizing prices obtained from independent parties. The valuations obtained are based upon market data, and often utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis, pricing applications apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (obtained only from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data.  Prioritization of inputs may vary on any given day based on market conditions.

The Company’s trading securities are registered, actively-traded mutual funds that meet the criteria for Level 1 valuation. The Company's available-for-sale investment securities and MBS at March 31, 2010 were categorized as follows:

Investment Category	Percentage of Total	Valuation Level Under ASC 820-10
Pass Through MBS or CMOs issued by GSEs	76.8%	Two
Agency notes	19.3	Two
Pass Through MBS or CMOs issued by entities other than GSEs	2.2	Two
Mutual fund investments	1.7	One

The agency notes owned by the Company possessed the highest possible credit rating published by multiple established credit rating agencies as of March 31, 2010.  Obtaining a market value as of March 31, 2010 for these securities utilizing significant observable inputs as defined under ASC 820-10 was not difficult due to their continued marketplace demand.  The pass-through MBS and CMOs issued by GSEs, which comprised approximately 76.8% of the Company's total available-for-sale investment securities and MBS at March 31, 2010, all possessed the highest possible credit rating published by multiple established credit rating agencies as of March 31, 2010.  Obtaining a market value as of March 31, 2010 for these securities utilizing significant observable inputs as defined under ASC 820-10 was not difficult due to their considerable demand.  In accordance with established policies and procedures, the Company utilized a midpoint value obtained as its recorded fair value for securities that were valued with significant observable inputs.

As of March 31, 2010, the Company owned one pass through MBS issued by an entity other than a GSE with an amortized cost basis of $2.9 million.  Since 2008, this security has traded less activity than the GSE issued MBS and CMOs.  The Company owns an investment within the senior tranche of this security, and the weighted average contractual interest rate on the security was 5.0% at March 31, 2010.  The assets underlying this security are a pool of 15-year fixed rate amortizing prime mortgages on residential properties located throughout the United States.  The underlying mortgages were originated in 2005, and, as of March 31, 2010, had a weighted average coupon of 5.33% and a weighted average loan-to-value ratio of 49%. There is no significant geographical concentration on the underlying mortgages, and less than 5% of the total underlying mortgage pool was delinquent at March 31, 2010.   The credit ratings on this security ranged from CC to Ba1 at March 31, 2010.  As a result of the overall credit quality of this investment, enough marketplace demand was deemed present at March 31, 2010 to permit this security to be valued utilizing estimated sales determined under benchmarking and matrix pricing. For this security, the Company obtained such values from at least two credible market sources, and verified that these values were prepared utilizing significant observable inputs as defined under ASC 820-10.

As of March 31, 2010, the Company owned one CMO issued by an entity other than a GSE with an amortized cost basis of $2.9 million.  Since 2008, this security has traded less activity than the GSE issued MBS and CMOs.  The Company owns an investment within the senior tranche of this security, and the weighted average contractual interest rate on the security was 4.5% at March 31, 2010.  The assets underlying this security are a pool of 15-year fixed rate amortizing prime mortgages on residential properties located throughout the United States.  The underlying mortgages were originated in 2003, and, as of March 31, 2010, had a weighted average coupon of 5.37% and a weighted average loan-to-value ratio of 33%. Approximately one-half of the underlying mortgages are located in California, while the remaining half are diversified geographically.  Less than 1% of the total underlying mortgage pool was delinquent at March 31, 2010.   This security possessed the highest possible credit rating published by multiple established credit rating agencies at March 31, 2010.  As a result of the overall credit quality of this investment, enough marketplace demand was deemed present at March 31, 2010 to permit this security to be valued utilizing estimated sales determined under benchmarking and matrix pricing. For this security, the Company obtained such values from at least two credible market sources, and verified that these values were prepared utilizing significant observable inputs as defined under ASC 820-10.

Assets Measured at Fair Value on a Non-Recurring Basis at March 31, 2010
		Fair Value Measurements Using
Description	Total at March 31, 2010	Level 1	Level 2	Level 3	Losses for the Three Months Ended March 31, 2010
	(Dollars in Thousands)
Pooled trust preferred securities(1)	$847	$-	$-	$847	$211(2)
Impaired loans	43,176	-	-	43,176	769(3)
OREO	707			707	200
(1)      Amount represents the fair value of two held-to-maturity trust preferred securities that were deemed other-than temporarily impaired at
March 31, 2010.
(2)	Amount represents the total OTTI (credit or non-credit related) recognized on trust preferred securities during the three months ended March 31, 2010.
(3)	Amount represents total charge-offs on impaired loans during the three months ended March 31, 2010.

Assets Measured at Fair Value on a Non-Recurring Basis at March 31, 2009
		Fair Value Measurements Using
Description	Total at March 31, 2009	Level 1	Level 2	Level 3	Losses for the Three Months Ended March 31, 2009
	(Dollars in Thousands)
Pooled trust preferred securities(1)	$2,095	$-	$-	$2,095	$3,039(2)
Impaired loans	3,965	-	-	3,965	495(3)
Loans held for sale	377	-	377	-	7
(1)	Amount represents the fair value of three held-to-maturity trust preferred securities that were deemed other-than temporarily impaired at
        March 31, 2009.
(2)	Amount represents the total OTTI (credit or non-credit related) recognized during the three months ended March 31, 2009.
(3)	Amount represents charge-offs recognized on these loans during the period.

Pooled Trust Preferred Securities, Held to Maturity - At March 31, 2010, the Company owned eight pooled trust preferred securities classified as held-to-maturity.  Late in 2008, the market for these securities was deemed to be highly illiquid, and continued to be deemed as such as of March 31, 2010.  As a result, at both March 31, 2010 and December 31, 2009, their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing).  Under the blended valuation approach, broker quotations, which were deemed to meet the criteria of "distressed sale" pricing under the guidance of ASC 820-10-65-4, were given a minor 10% weighting.  A cash flow valuation for the eight securities performed utilizing default, cash flow and discount rate assumptions determined by the Company's management (the "Internal Cash Flow Valuation") was given a 45% weighting. This valuation considered the creditworthiness of each individual issuer underlying the collateral pools of the eight securities.  In addition, for five of the eight securities, three independent cash flow model valuations were averaged and given a 45% weighting.  For the remaining three securities, two independent cash flow valuations were available and were similarly given a 45% weighting.

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

Cash flows – The actual cash flows for the Company's investment tranche of each security, adjusted to assume that all estimated defaults occurred on April 1, 2010, with an estimated recovery range between 1% and 10% over the cash flow period (the remaining life of the security).

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

Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at March 31, 2010 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through current appraisals, where practical, or a drive-by inspection and comparison of the collateral with similar properties in the area by either a licensed appraiser or real estate broker and adjusted as deemed necessary by management to reflect existing market conditions.

OREO – The fair value of OREO is determined utilizing the lower of an independent appraised or likely disposal value of the property.

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

Loans, Net - The fair value of loans receivable is determined by discounting anticipated future cash flows of the loans, net of anticipated prepayments, using a discount rate reflecting current market rates for loans with similar terms.  This methodology is applied to all loans, inclusive of non-accrual loans, as well as impaired loans for which a write-down to the current fair market value of the underlying collateral is not determined to be warranted (generally loans that are sufficiently collateralized).  In addition, the valuation of loans reflects the consideration of sale pricing for loan types that have traditionally been subject to marketplace sales (over 80% of the outstanding loan portfolio).  Due to significant market dislocation, the secondary market prices were given little weighting in deriving the loan valuation at March 31, 2010.

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

Based upon the aforementioned valuation methodologies, the estimated carrying amount and estimated fair values of all of the Company's financial instruments were as follows:

At March 31, 2010	Carrying Amount	Fair Value
	(Dollars in Thousands)
Assets:
Cash and due from banks	$114,069	$114,069
Investment securities held to maturity (pooled trust preferred securities)	7,306	6,106
Available-for-sale securities:	53,193	53,193
Mutual fund investments	4,232	4,232
Agency notes	48,961	48,961
Pass-through MBS issued by GSEs	142,250	142,250
CMOs issued by GSEs	52,766	52,766
Private issuer pass-through MBS	2,733	2,733
Private issuer CMOs	2,861	2,861
Trading securities	1,390	1,390
Loans, net	3,463,107	3,575,352
Mortgage Servicing Rights ("MSR")	2,560	2,916
FHLBNY capital stock	54,983	N/A
Liabilities:
Savings, money market and checking accounts	1,253,482	1,253,482
CDs	1,059,128	1,068,905
Escrow and other deposits	99,187	99,187
Securities sold under agreements to repurchase	195,000	212,372
FHLBNY advances	1,064,675	1,104,561
Subordinated notes payable1	25,000	25,000
Trust Preferred securities payable1	70,680	56,544
Commitments to extend credit	544	544

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

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)
Service cost	$-	$29	$-	$29
Interest cost	336	79	340	76
Expected return on assets	(325)	-	(297)	-
Unrecognized past service liability	-	14	-	14
Amortization of unrealized loss	232	-	291	-
Net periodic (credit) cost	$243	$122	$334	$119

The Company disclosed in its consolidated financial statements for the year ended December 31, 2009 that it expected to make contributions or benefit payments totaling $205,000 to the BMP, $131,000 to the Outside Director Retirement Plan, and $153,000 to the Postretirement Plan during the year ending December 31, 2010.  The Company made benefit payments of $32,000 to the Outside Director Retirement Plan during the three months ended March 31, 2010, and expects to make an additional $96,000 of contributions or benefit payments during the remainder of 2010.  The Company made net contributions totaling $17,000 to the Postretirement Plan during the three months ended March 31, 2010, and expects to make the remainder of the estimated $153,000 of net contributions or benefit payments during 2010.  The Company made no contributions to the BMP during the three months ended March 31,

2010.  The Company does not expect to make any benefit payments from or contributions to the BMP during the remainder of 2010, since anticipated retirements that formed the basis for the expected benefit payments in 2010 are presently not expected to occur.

The Company disclosed in its consolidated financial statements for the year ended December 31, 2009 that it did not expect to make any contributions to the Employee Retirement Plan during 2010.

13.   INCOME TAXES

The Company's customary consolidated tax rate approximates 37%.  During the three months ended March 31, 2010, the Company recognized gains totaling $569,000 on both the sale of the mutual funds and the transfer of mutual funds into trading.  From a tax perspective, since: (i) these events triggered the reversal of deferred tax assets previously recognized when the Company recorded OTTI charges in March 2009; and (ii) the deferred tax assets on the OTTI were established at a statutory rate approximating 45% (significantly in excess of the current consolidated 37% tax rate), their reversal created a higher effective tax rate of 41.3% during the March 2010 quarter.  The impact of $4.6 million in OTTI charges reduced the effective tax rate for the quarter ended March 31, 2009 to 25.9%, as the tax provision applied to these OTTI items was made at the statutory 45% rate.

14.   NET MORTGAGE BANKING INCOME

Net mortgage banking income presented in the condensed consolidated statements of operations was comprised of the following items:

	Three Months Ended March 31,
	2010	2009
	(Dollars in Thousands)
Gain on the sale of loans originated for sale	$42	$1
Provision to increase the reserve for loans sold with recourse	-	(1,424)
Recovery of write down of mortgage servicing asset	-	60
Mortgage banking fees	169	194
Net mortgage banking (loss) income	$211	$(1,169)

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

The Bank's primary strategy is generally to seek to increase its product and service utilization for each individual depositor, and to increase its household and deposit market shares in the communities that it serves.  The Bank’s primary strategy additionally includes the origination of, and investment in, mortgage loans, with an emphasis on multifamily residential and mixed use real estate loans.  During 2008, the Company grew assets as a result of continued loan demand and favorable marketplace conditions surrounding the origination of multifamily residential real estate loans.  In late 2008 and during the three-months ended March 31, 2009, the Company restricted asset growth due to concerns over the health of the commercial real estate markets, and the desire to preserve capital levels to accommodate these concerns.  During the three months ended March 31, 2010, the Company utilized a measured growth strategy related to its asset volume.

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

The years ended December 31, 2008 and 2009 were dominated by a global real estate and economic recession fueled by significant weakness in and/or failures of many of the world's largest financial institutions.  Although the recessionary conditions began to subside during the three months ended March 31, 2010, overall credit conditions in the Company's local real estate marketplace remained challenged.  As a result, the Bank recognized higher credit costs on portfolio loans during the three-months ended March 31, 2010 than the corresponding period of 2009. However, historically high dislocations in credit markets caused origination spreads from the benchmark origination interest rate to remain historically high during the year ended December 31, 2009 and the three months ended March 31, 2010.  This increase, coupled with a reduction in benchmark short-term interest rates by the Federal Open Market Committee ("FOMC") (which significantly impact the pricing of the Bank's retail deposits), favorably impacted the Company's net interest spread and net interest margin during the three-month period ended March 31, 2010 compared to the corresponding period of 2009.

Recent Market Developments

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

On February 27, 2009, the FDIC also adopted an interim rule imposing a 20 basis point emergency special assessment on the industry on June 30, 2009, to be collected on September 30, 2009.  The interim rule also permitted the FDIC to impose an emergency special assessment of up to 10 basis points after June 30, 2009, if necessary to maintain public confidence in federal deposit insurance.  On May 22, 2009, the FDIC adopted a final rule implementing a 0.05% special assessment of each insured depository institution's assets minus Tier 1 capital as of June 30, 2009, but no more than 0.10% times the institution's assessment base for the second quarter of 2009, and collected by the FDIC on September 30, 2009.  Additional special assessments may be imposed by the FDIC for future periods.

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

The adopted increases in assessments resulted in total pre-tax assessment expense of $3.7 million during the year ended December 31, 2009.  In addition, the Bank recognized a special assessment of $1.8 million during the quarter ended June 30, 2009, representing 0.05% of the Bank's total assets (net of Tier 1 capital) at June 30, 2009.  On September 29, 2009, the FDIC amended its restoration plan for the DIF.  Under the amended plan, the FDIC increased assessment rates by a uniform three basis points effective January 1, 2011 and did not impose additional special assessments in 2009.   In addition, on November 17, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay their quarterly deposit insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009, together with their regular deposit insurance assessment for the third quarter of 2009.  At March 31, 2010, this prepayment approximated $12.5 million.

On April 13, 2010, the Board of Directors of the FDIC approved a notice of Proposed Rulemaking that, as applicable to the Bank, would provide for new initial and total base assessment schedules effective January 1, 2011.  For institutions in Risk Category I, such as the Bank, the initial base assessment rate would range from 10 to 14 basis points, and the total base assessment rate would range from 5 to 21 basis points.  If adopted as proposed, the new rule would result in higher FDIC deposit insurance assessments, which would increase the Bank's non-interest expense.  This increase is not expected to have a material effect upon the Company's consolidated operating results.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	For the Three Months Ended March 31,
	2010	2009
Performance and Other Selected Ratios:
Return on Average Assets	0.94%	0.28%
Return on Average Stockholders' Equity	12.59	4.08
Stockholders' Equity to Total Assets	7.50	6.92
Tangible Equity to Total Tangible Assets (1)	6.35	5.83
Loans to Deposits at End of Period	150.81	141.23
Loans to Earning Assets at End of Period	91.52	89.82
Net Interest Spread	3.23	2.21
Net Interest Margin	3.46	2.51
Average Interest Earning Assets to Average Interest Bearing Liabilities	108.79	108.65
Non-Interest Expense to Average Assets	1.56	1.35
Efficiency Ratio	45.00	55.09
Effective Tax Rate	41.31	25.90
Dividend Payout Ratio	50.00	155.56
Average Tangible Equity	$249,781	$233,200
Per Share Data:
Reported EPS (Diluted)	$0.28	$0.09
Cash Dividends Paid Per Share	0.14	0.14
Stated Book Value	8.97	8.18
Tangible Book Value	7.49	6.80
Asset Quality Summary:
Net Charge-offs	$769	$1,876
Non-performing Loans	29,520	13,123
Non-performing Loans/Total Loans	0.85%	0.40%
Non-performing Assets	$30,936	$13,423
Non-performing Assets/Total Assets	0.75%	0.33%
Allowance for Loan Loss/Total Loans	0.71	0.56
Allowance for Loan Loss/Non-performing Loans	83.40	139.84
Regulatory Capital Ratios (Bank Only):
Tangible Capital	7.77%	7.85%
Leverage Capital	7.77	7.85
Tier 1 Risk-based Capital	10.90	11.14
Total Risk-based Capital	11.79	11.83
Earnings to Fixed Charges Ratios (2)
Including Interest on Deposits	1.75x	1.13x
Excluding Interest on Deposits	2.15	1.26
(1) Tangible Equity is a non-GAAP measure.  Please refer to Note 19 of the Company's financial statements contained within in its Annual Report on Form 10-K for the year ended December 31, 2009 for a reconciliation of GAAP Stockholders' Equity and Tangible Equity.
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

               The Bank's loan loss reserve methodology consists of several components, including a review of the two elements of its loan portfolio: problem loans (i.e., criticized loans and impaired loans under ASC 310-10-35), and performing loans.  The Bank applied the process of determining the allowance for loan losses consistently throughout the three-month periods ended March 31, 2010 and 2009.

Performing Loans

At March 31, 2010, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio.  Performing loans are reviewed at least quarterly based upon the premise that there are losses inherent within the loan portfolio that have not been identified as of the review date.  The Bank thus calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage and applying it to its performing loans.  In deriving the expected loan loss percentage, the Bank generally considers, among others, the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multifamily residential, commercial real estate, cooperative apartment, construction and land acquisition or consumer); both the current condition and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data to derive the expected loan loss percentages); the level of, and trend in, non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by real estate located in the NYC metropolitan area), or specific industry conditions within the portfolio segments.  Since these criteria affect the expected loan loss percentages that are applied to performing loans, changes in any of them may affect the amounts of the allowance and the provision for loan losses.  Between March 31, 2009 and March 31, 2010, the Bank increased the impact of the current condition of the overall local real estate marketplace and reduced the impact of the level and composition of new loan activity (the competitive lending landscape) in deriving the expected loss percentages applied to performing loans.  Otherwise, the remaining factors utilized in deriving the expected loss percentages applied to performing loans remained unchanged from both March 31, 2009 and December 31, 2009.

Problem Loans

(i) Criticized Loans.  OTS regulations and Bank policy require that loans possessing certain weaknesses be classified as Substandard, Doubtful or Loss assets.  Assets that do not expose the Bank to risk sufficient to justify classification in one of these categories, however, which possess potential weaknesses that deserve management's attention, are designated Special Mention.  Loans classified as Special Mention, Substandard or Doubtful are reviewed individually on a quarterly basis by the Bank's Loan Loss Reserve Committee to determine the level of possible loss, if any, that should be provided for within the Bank's allowance for loan losses.

The Bank's policy is to charge-off immediately all balances classified as Loss and record a reduction of the allowance for loan losses for the full amount of the loss.  The Bank applied this process consistently throughout the three-month periods ended March 31, 2010 and 2009.

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

Asset Impairment Adjustments.  Certain assets are carried in the Company's consolidated statements of financial condition at fair value or at the lower of cost or fair value:

(i) Goodwill Impairment Analysis.  As of March 31, 2010, the Company had goodwill totaling $55.6 million, which is accounted for in accordance with ASC 805-10.  ASC 805-10 requires performance of an annual impairment test at the reporting unit level.  Management annually performs analyses to test for impairment of goodwill.  In the event an impairment of goodwill is determined to exist, it is recognized as a charge to earnings.

The Company identified a single reporting unit for purposes of its goodwill impairment testing, and thus performs its impairment test on a consolidated basis.  The impairment test has two potential stages.  In the initial stage, the Holding Company's market capitalization (reporting unit fair value) is compared to its outstanding equity (reporting unit carrying value).  The Company utilizes closing price data for the Holding Company's common stock as reported on the Nasdaq National Market in order to compute market capitalization. The Company has designated the last day of its fiscal year as the annual date for impairment testing. The Company performed its annual impairment test as of December 31, 2009 and concluded that no potential impairment of goodwill existed since the fair value of the Company's reporting unit exceeded its carrying value.  No events or circumstances have changed subsequent to March 31, 2010 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or changes in circumstances would require the immediate performance of an impairment test in accordance with ASC 805-10.

(ii) Valuation of Financial Instruments and Analysis of OTTI Related to Investment Securities and MBS.  Debt securities are classified as held-to-maturity, and carried at amortized cost, only if the Company has a positive intent and ability to hold them to maturity.

At March 31, 2010, the Company owned eight pooled trust preferred securities classified as held-to-maturity.  Late in 2008, the market for these securities was deemed to be highly illiquid, and continued to be deemed as such as of March 31, 2010.  As a result, at both March 31, 2010 and December 31, 2009, their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing).  Under the blended valuation approach, broker quotations, which were deemed to meet the criteria of "distressed sale" pricing under the guidance of ASC 820-10-65-4, were given a minor 10% weighting.  A cash flow valuation for the eight securities performed utilizing default, cash flow and discount rate assumptions determined by the Company's management (the "Internal Cash Flow Valuation") was given a 45% weighting. This valuation considered the creditworthiness of each individual issuer underlying the collateral pools of the eight securities.  In addition, for five of the eight securities, three independent cash flow model valuations were averaged and given a 45% weighting.  For the remaining three securities, two independent cash flow valuations were available and were similarly given a 45% weighting.  See Note 11 to the condensed consolidated financial statements for a further discussion of this valuation.

At March 31, 2010, the Company had an investment in six mutual funds totaling $1.4 million that were classified as trading.  All changes in valuation of these securities are recognized in the Company's results of operations.  The Company owned no securities classified as trading securities during the three-month period ended March 31, 2009.  Debt securities that are not classified as either held-to-maturity or trading are classified as available-for-sale.  Available-for-sale debt and equity securities that have readily determinable fair values are carried at fair value.  All of the Company's available-for-sale securities at March 31, 2010 had readily determinable fair values, which were based on published or securities dealers' market values.

The Company conducts a periodic review and evaluation of its securities portfolio, taking into account the severity and duration of each unrealized loss, as well as management's intent and ability to hold the security until the unrealized loss is substantially eliminated, in order to determine if a decline in market value of any security below its carrying value is either temporary or other than temporary.  Unrealized losses on held-to-maturity securities that are deemed temporary are disclosed but not recognized.  Unrealized losses on debt or equity securities available-for-sale that are deemed temporary are excluded from net income and reported net of deferred taxes as other comprehensive income or loss.  All unrealized losses that are deemed other than temporary on either available-for-sale or held-to-maturity securities are recognized immediately as a reduction of the carrying amount of the security, with a corresponding decline in either net income or accumulated other comprehensive income or loss in accordance with ASC 320-10-65.  See Note 10 to the condensed consolidated financial statements for a reconciliation of OTTI on securities during the three months ended both March 31, 2010 and 2009.

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

Accounting for Defined Benefit Plans.  Defined benefit plans are accounted for in accordance with ASC 715, which requires an employer sponsoring a single employer defined benefit plan to recognize the funded status of a benefit plan in its statements of financial condition, measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation.  The Company utilizes the services of trained actuaries employed at an independent benefits plan administration entity in order to assist in measuring the funded status of its defined benefit plans.

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

The Bank's primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security maturities, advances from the FHLBNY, and securities sold under agreement to repurchase ("REPOS") entered into with various financial institutions, including the FHLBNY.  The Bank may also sell selected multifamily residential, mixed use and one- to four-family residential real estate loans to private sector secondary market purchasers and has in the past sold such loans to FNMA .  The Company may additionally issue debt under appropriate circumstances.  Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

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

Retail branch and internet banking deposits increased $95.8 million during the three months ended March 31, 2010, compared to an increase of $75.5 million during the three months ended March 31, 2009. During the three months ended March 31, 2010, CDs increased $74.1 million, fueled by a promotional 15-month individual retirement account CD promotion, while core deposits (i.e., non-CDs) increased $21.7 million, led by $26.1 million of inflows of money markets that were competitively priced.  During the three months ended March 31, 2009, core deposits increased $114.3 million, and were partially offset by a decline of $38.8 million in CDs.  During this period, deposit pricing pressure diminished in the Bank's marketplace and the Bank experienced an unusually large inflow of money market and checking deposits from commercial customers.

During the three months ended March 31, 2010, principal repayments totaled $76.8 million on real estate loans and $24.1 million on MBS.  During the three months ended March 31, 2009, principal repayments totaled $75.9 million on real estate loans and $17.9 million on MBS.  The increase in principal repayments on MBS resulted from ongoing low marketplace interest rates during the three months ended March 31, 2010 that helped stimulate additional payment activity on the real estate loans underlying these securities (one- to four-family residential real estate loans located throughout America).  The Company does not presently believe that its future levels of principal repayments will be materially impacted by problems currently experienced in the residential mortgage market. (See "Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality" for a further discussion of the Bank's asset quality).

During the three months ended March 31, 2010, the Company converted $35.0 million of REPO borrowings into an FHLBNY advance with the same remaining term to maturity and practically the same average cost.  The conversion was made in order to change the underlying required collateral from investment securities and MBS (required for REPO borrowings) to real estate loans (permitted for FHLBNY advances).  The Company also undertook an additional $20.0 million fixed-rate FHLBNY advance with a three-year term and an average cost of 1.79%.

In the event that the Bank should require funds beyond its ability to generate them internally, an additional source of funds is available through use of its borrowing line at the FHLBNY.  At March 31, 2010, the Bank had an additional potential borrowing capacity of $334.6 million available provided it owned the minimum required level of FHLBNY common stock (i.e., 4.5% of its outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by its primary regulator, The Office of Thrift Supervision (the "OTS"), which, as a general matter, are based on the amount and composition of an institution's assets. At March 31, 2010, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury and the payment of quarterly cash dividends to shareholders of the Holding Company's common stock.  During the three months ended March 31, 2010 and 2009, real estate loan originations totaled $146.4 million and $83.7 million, respectively.  Purchases of investment securities (excluding short-term investments and federal funds sold) were $12.0 million during the three months ended March 31, 2010, comprised solely of medium-term agency notes.  There were no purchases of investment securities (excluding short-term investments and federal funds sold) and MBS during the three months ended March 31, 2009.  The increase in real estate loan originations and the aggregate level of investment security purchases resulted from management's election to curb asset growth during the year ended December 31, 2009, and thus: (i) focus lending activities primarily upon retaining existing loans that were nearing contractual repricing; and (ii) retain an unusually high level of liquidity in order to maintain balance sheet flexibility during the remainder of 2009, especially in the event deposit balances declined as a result of their historically low offering rates.  The higher levels of real estate loan originations and security purchases during the three months ended March 31, 2010 were more consistent with a measured growth strategy versus the non-growth strategy implemented in early 2009.

The Holding Company did not repurchase any shares of its common stock during the three months ended March 31, 2010.  As of March 31, 2010, up to 1,124,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $12.63 per share closing price of its common stock as of March 31, 2010, the Holding Company would utilize $14.2 million in order to purchase all of the remaining authorized shares.  For the Holding Company to complete these share purchases, it would likely require dividend distributions from the Bank.

The Company paid $4.6 million in cash dividends on its common stock during the three months ended both March 31, 2010 and 2009.  In addition, on May 1, 2010, the Company repaid a $25.0 million subordinated note borrowing at its contractual maturity.

Contractual Obligations

The Bank is obligated for rental payments under leases on certain of its branches and equipment and for minimum monthly payments under its data systems contract.   The Bank generally has outstanding at any time significant borrowings in the form of FHLBNY advances and/or REPOS, and $70.7 million of trust preferred borrowings from third parties due to mature in April 2034, which are callable at any time after April 2009.  The Holding Company does not currently intend to call this debt.  On May 1, 2010, the Holding Company repaid an outstanding $25.0 million non-callable subordinated note that matured.  None of the outstanding contractual obligations have changed materially since December 31, 2009.  The Company additionally had a reserve recorded related to unrecognized income tax benefits totaling $1.3 million at March 31, 2010.  The facts and circumstances surrounding this obligation have not changed materially since December 31, 2009.  Please refer to Note 14 to the Company's consolidated audited financial statements for the year ended December 31, 2009 for a further discussion of the unrecognized income tax benefits.

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

In addition, as part of its loan origination business, the Bank generally has outstanding commitments to extend credit to third parties, which are granted pursuant to its regular underwriting standards.  Since many of these loan commitments expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.  The following table presents off-balance sheet arrangements as of March 31, 2010:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$42,949	$-	$-	$-	$42,949
Other loan commitments (1)	31,508	-	-	-	31,508
Other Commitments:
First Loss Position on loans sold to FNMA (1)	18,697	-	-	-	18,697
Total Commitments	$93,154	$-	$-	$-	$93,154

(1) In accordance with the requirements of both ASC 450-20-25 and ASC 460-10-25, as of March 31, 2010, reserves on loan commitments and the liability for the First Loss Position on loans sold to FNMA were $243,000 and $4.2 million, respectively, and were recorded in other liabilities in the Company's condensed consolidated statements of financial condition.

Asset Quality

General

At both March 31, 2010 and December 31, 2009, the Company had neither whole loans nor loans underlying MBS that would be considered subprime loans, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Note 10 to the condensed consolidated financial statements for a discussion of impaired investment securities and MBS.

Monitoring and Collection of Delinquent Loans

Management of the Bank reviews delinquent loans on a monthly basis and reports to its Board of Directors regarding the status of all non-performing and otherwise delinquent loans in the Bank's portfolio.

The Bank's loan servicing policies and procedures require that an automated late notice be sent to a delinquent borrower as soon as possible after a payment is ten days late in the case of multifamily residential or commercial real estate loans, or fifteen days late in connection with one- to four-family or consumer loans.  A second letter is sent to the borrower if payment has not been received within 30 days of the due date.  Thereafter, periodic letters are mailed and phone calls are placed to the borrower until payment is received.  When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain the full payment due or negotiate a repayment schedule with the borrower if that is in the best interest of the Bank.

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

Non-accrual Loans

Within the Bank's portfolio, non-accrual loans totaled $29.5 million and $11.3 million at March 31, 2010 and December 31, 2009, respectively.  During the three months ended March 31, 2010, thirteen loans totaling $19.2 million were added to non-accrual status.  Partially offsetting this increase were two loans totaling $623,000 that were removed from non-accrual status as they were satisfied during the period, and one non-accrual loan totaling $320,000 that was transferred to OREO.  Of the thirteen loans that were added to non-accrual status during the period, five loans totaling $13.2 million involved one borrower relationship.  The difficulties experienced in both the national real estate and financial services marketplaces combined to adversely impact the metropolitan NYC area multifamily and commercial real estate markets during the three-month period ended March 31, 2010.

Impaired Loans

A loan is considered impaired when it is probable that all contractual amounts due will not be collected in accordance with the terms of the loan. A loan is not deemed impaired, even during a period of delayed payment by the borrower, if the Bank ultimately expects to collect all amounts due, including interest accrued at the contractual rate.  Generally, the Bank considers non-accrual and troubled-debt restructured multifamily residential and commercial real estate loans, along with non-accrual one- to four-family loans exceeding $625,500, to be impaired. Non-accrual one-to four-family loans of $625,500 or less, as well as all consumer loans, are considered homogeneous loan pools and are not required to be evaluated individually for impairment.  Impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimated fair value of the collateral.  A reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses. The recorded investment in loans deemed impaired was approximately $43.2 million, consisting of thirty-one loans, at March 31, 2010, compared to $15.0 million, consisting of nineteen loans, at December 31, 2009.  During the three months ended March 31, 2010, fourteen loans totaling $29.0 million were added to impaired status, while two loans totaling $820,000 were removed from impaired status.  Of the $820,000 removed from impaired status, $500,000 represented a satisfaction that occurred during the period, and the remainder represented a transfer to OREO.  During the three months ended March 31, 2009, seven loans totaling $16.4 million were added to impaired status, while one loan totaling $1.2 million was removed from impaired status.  At March 31, 2010, total impaired loans exceeded total non-accrual loans by $13.6 million due to one troubled-debt restructured loan with a balance of $1.0 million that was deemed impaired at March 31, 2010, and seven additional loans totaling $13.3 million that were near 90 days delinquent at March 31, 2010 and were deemed impaired despite being on accrual status.  The impaired loans that remained on accrual status were partially offset by eight non-accrual loans totaling $726,000 which, while on non-accrual status, were not deemed impaired since they were either one- to four-family loans with individual outstanding balances of $625,500 or less or consumer loans.

Troubled-Debt Restructurings ("TDRs")

Under GAAP, the Bank is required to account for certain loan modifications or restructurings as ''TDRs'' In general, the modification or restructuring of a loan constitutes a TDR if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Current OTS regulations require that TDRs remain classified as such until the loan is either repaid or returns to its original terms.  At March 31, 2010, the Bank had seven loans totaling $16.7 million whose terms were modified in a manner that met the criteria for a TDR.  However, only one of these seven loans, with an outstanding principal balance of $1.0 million, was classified as a TDR at March 31, 2010.  This previously non-accrual loan was restructured in December 2008, has fully complied with the provisions of the restructuring since inception, and was therefore reclassified from a non-accrual loan to an accrual status TDR in June 2009. The six remaining modified loans totaling $15.7 million were non-accrual loans at March 31, 2010.  These loans, which were modified either in late 2009 or during the three months ended March 31, 2010, would meet the criteria for a TDR classification should they fulfill the Bank's criteria for returning to accrual status.  Five of these six loans, with an aggregate outstanding balance of $13.2 million at March 31, 2010, have the same borrower. The Bank had one loan with an outstanding principal balance of $1.0 million classified as a TDR at December 31, 2009.

OREO

 Property acquired by the Bank as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure is classified as OREO and recorded at the lower of the recorded investment in the related loan or the fair value of the property on the date of acquisition, with any resulting write down charged to the allowance for loan losses and any disposition expenses charged to expense. The Bank obtains a current appraisal on OREO as soon as practicable after it takes possession and generally reassesses the value at least annually thereafter.  The Bank owned four OREO properties with an aggregate recorded balance of $707,000 at March 31, 2010.  At December 31, 2009, the Bank owned five OREO properties with a recorded balance of $755,000.  During the three months ended March 31, 2010, the Company added one OREO property with a balance of $320,000 and disposed of two properties with an aggregate balance of $168,000.  The Company also reduced the balance of two OREO properties by a total of $200,000 to reflect their likely disposal value.

The following table sets forth information regarding non-accrual loans, OREO, and non-performing investment securities at the dates indicated:

	At March 31, 2010	At December 31, 2009
	(Dollars in Thousands)
Non-accrual loans
One- to four-family	$634	$371
Multifamily residential	22,101	5,885
Commercial real estate	4,694	3,070
Mixed Use	1,998	1,935
Cooperative apartment	71	26
Other	22	7
Total non-accrual loans	$29,520	$11,294
OREO	707	688
Non-performing investment securities	709	755
Total non-performing assets	$30,936	$12,737
Ratios:
Total non-accrual loans to total loans	0.85%	0.33%
Total non-performing assets to total assets	0.75	0.32

Other Potential Problem Loans

Loans Delinquent 30 to 89 Days

The Bank had 32 real estate loans, totaling $19.7 million, that were delinquent between 30 and 89 days at March 31, 2010, a net reduction of $9.9 million compared to 38 such loans totaling $29.5 million at December 31, 2009.  Included within the 30 to 89 day delinquent loans as of March 31, 2010 were 7 loans totaling $13.3 million that are included in the previously discussed $43.2 million of loans deemed impaired at March 31, 2010.  The 30 to 89 day delinquent levels fluctuate monthly, and are generally considered a less accurate indicator of credit quality trends than non-accrual loans.  However, given the challenges facing the NYC area real estate market at March 31, 2010, it is anticipated that 30-89 day delinquencies will remain above $10 million for the foreseeable future.

Non-TDR Loan Modifications Entered Into During 2009 and the Three Months Ended March 31, 2010

At March 31, 2010, the Bank had five loans totaling $9.3 million that were mutually modified with the borrowers.  Based upon the terms of the modification agreements and the respective borrower's ongoing payment commitments, these modifications were not deemed to meet the criteria for TDRs.  While all of these loans were effectively current at March 31, 2010, concerns surrounding the tenant status of the underlying collateral properties were a factor in the decision to enter into the modification agreements.

Problem Loans Serviced for FNMA Subject to the First Loss Position

The Bank services a pool of multifamily loans sold to FNMA with an outstanding principal balance of $428.0 million at March 31, 2010.  This pool is subject to recourse in the form of the First Loss Position, which totaled $18.7 million at March 31, 2010.  Within this pool of loans, eight loans totaling $16.4 million were 90 days or more delinquent at March 31, 2010.   Of these eight loans, five totaling $14.2 million were made to related entities. The Bank is currently under contract for the sale of these five loans.  The sales transaction is expected to be completed during the three months ended June 30, 2010.  The Bank may re-acquire these loans from FNMA in order to help consummate the sale transaction.  At March 31, 2010, the Bank had further identified an additional $6.2 million of delinquent potential problem loans within the FNMA pool.  On all of the problem loans serviced for FNMA, the Bank is seeking various potential remedies including modification and loan sale.  Under the terms of the servicing agreement with FNMA, the Bank is obligated to fund FNMA all monthly principal and interest payments under the original terms of the loans, and to indemnify FNMA for any further losses (as defined in the sale agreement) until the earlier of the following events: (i) the Bank re-acquires the loan from FNMA; or (ii) the loans have either been fully satisfied or enter OREO status.  However, the aggregate losses incurred by the Bank on this pool of serviced loans cannot exceed the total First Loss Position.  The Bank has previously repurchased, and may opt to continue to repurchase loans sold to FNMA with recourse exposure that become 90 or more days delinquent subsequent to the sale.  Such repurchases are typically performed in order to expedite resolution of the loan.

Allowance for Loan Losses and Reserve Liability on Loan Origination Commitments

Management's quarterly evaluation of the loan loss reserves takes into account not only performance of the current loan portfolio, but also general credit conditions and volume of new business, in determining the timing and amount of any future loan loss provisions.

The allowance for loan losses was $24.6 million at March 31, 2010, up from $3.1 million at December 31, 2009.  In addition, the Bank had a reserve liability related to loan origination commitments (recorded in other liabilities) that totaled $243,000 at March 31, 2010 and $679,000 at December 31, 2009.  During the three months ended March 31, 2010, the Bank recorded a provision of $3.4 million to its allowance for loan losses in order to provide for additional inherent losses in the portfolio and loans committed for funding at period end.  During the same period, the Bank also recorded net charge-offs of approximately $769,000 against its allowance for loan losses, and transferred $437,000 of reserves from the liability related to loan origination commitments into the allowance for loan losses (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Loan Losses" for a further discussion).

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

Assets.  Assets totaled $4.11 billion at March 31, 2010, an increase of $161.6 million from total assets of $3.95 billion at December 31, 2009.

Cash and due from banks increased $74.7 million during the period.  During the first three months of 2010, the Company gathered $95.8 million in new deposits and elected to retain a significant portion of these funds in liquid balances to fund some required cash payments during the quarter ending June 30, 2010.  Portfolio real estate loans increased $92.5 million during the period, as a result of $146.3 million of originations and aggregate purchases of $24.8 million of real estate loans, which were partially offset by amortization and satisfactions of $76.8 million and sales of $1.6 million during the same period.  Investment securities available-for-sale increased $10.0 million, primarily as a result of purchases of $12.0 million in agency notes.  MBS available-for-sale declined $24.2 million during the period on principal repayments of $24.1 million on these securities during the March 2010 quarter.

Liabilities.  Total liabilities increased $147.9 million during the three months ended March 31, 2010, primarily as a result of the addition of $95.8 million in deposits, $33.3 million in mortgagor escrow balances and $20.0 million in borrowings during the period.  Mortgagor escrow balances increased as borrowers continued to fund real estate tax obligations in advance of semi-annual payments made by the Bank on their behalf during the 2nd and 4th quarters of each year.  See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the increases in retail branch and Internet banking deposits and FHLBNY advances during the period.

Stockholders' Equity.  Stockholders' equity increased $13.8 million during the three months ended March 31, 2010, due primarily to net income of $9.5 million, and a reclassification of $8.0 million from liabilities to equity related to the ESOP benefit component of the Company’s BMP that resulted from modifications made to the BMP in March 2010.  Partially offsetting these items were $4.6 million in cash dividends paid during the period.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

General.  Net income was $9.5 million during the three months ended March 31, 2010, an increase of $6.6 million from net income of $2.9 million during the three months ended March 31, 2009.  During the comparative period, net interest income increased $8.6 million and non-interest income increased $6.6 million, while the provision for loan losses increased $807,000 and non-interest expense increased $2.1 million, resulting in an increase in pre-tax income of $12.3 million.  Income tax expense increased $5.7 million during the comparative period due to both the increase in pre-tax earnings as well as a higher effective tax rate.

Net Interest Income.  The discussion of net interest income for the three months ended March 31, 2010 and 2009 presented below should be read in conjunction with the following tables, which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended March 31,
		2010			2009
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,446,103	$50,122	5.82%	$3,309,307	$48,329	5.84%
Other loans	1,426	39	10.94	1,699	37	8.71
MBS	206,466	2,271	4.40	292,865	3,280	4.48
Investment securities	57,159	407	2.85	22,806	245	4.30
Federal funds sold and other short-term investments	78,860	742	3.76	227,015	503	0.89
Total interest-earning assets	3,790,014	$53,581	5.65%	3,853,692	$52,394	5.44%
Non-interest earning assets	225,414			186,070
Total assets	$4,015,428			$4,039,762

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$104,117	$182	0.71%	$109,621	$407	1.51%
Money Market accounts	716,696	1,710	0.97	712,311	3,596	2.05
Savings accounts	302,151	200	0.27	272,893	353	0.52
CDs	1,015,951	5,501	2.20	1,130,672	9,856	3.54
Borrowed Funds	1,344,911	13,222	3.99	1,321,340	14,042	4.31
Total interest-bearing liabilities	3,483,826	$20,815	2.42%	3,546,837	$28,254	3.23%
Non-interest bearing checking accounts	109,070			96,116
Other non-interest-bearing liabilities	121,658			117,737
Total liabilities	3,714,554			3,760,690
Stockholders' equity	300,874			279,072
Total liabilities and stockholders' equity	$4,015,428			$4,039,762
Net interest income		$32,766			$24,140
Net interest spread			3.23%			2.21%
Net interest-earning assets	$306,188			$306,855
Net interest margin			3.46%			2.51%
Ratio of interest-earning assets to interest-bearing liabilities			108.79%			108.65%

Rate/Volume Analysis

	Three Months Ended March 31, 2010
	Compared to Three Months Ended March 31, 2009 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$1,978	($185)	$1,793
Other loans	(8)	10	2
MBS	(959)	(50)	(1,009)
Investment securities	307	(145)	162
Federal funds sold and other short-term investments	(859)	1,098	239
Total	$459	$728	$1,187

Interest-bearing liabilities:
Interest bearing checking accounts	($13)	($212)	($225)
Money market accounts	$27	($1,913)	($1,886)
Savings accounts	28	(181)	(153)
CDs	(794)	(3,561)	(4,355)
Borrowed funds	244	(1,064)	(820)
Total	($508)	($6,931)	($7,439)
Net change in net interest income	$967	$7,659	$8,626

During the period January 1, 2009 through March 31, 2010, FOMC monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%.  As a result, beginning in early 2009, the Company was able to commence an orderly reduction of both its deposit and borrowing costs that continued through to March 2010.  In addition, dislocations in the securitization marketplace for loans secured by multifamily and commercial real estate reduced the overall competition for the Bank's primary loan product, thus permitting origination rates on these loans to remain somewhat unaffected by general reductions in interest rates.  Both of these factors favorably impacted the Company's net interest margin during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  Late in the quarter ended March 31, 2010, the Company undertook a promotional Individual Retirement Account CD campaign that, while having virtually no impact upon the deposit funding costs during the March 2010 quarterly period, is expected to generate an increase in deposit funding costs during, at minimum, the upcoming two quarterly periods.

Interest Income.  Interest income was $53.6 million during the three months ended March 31, 2010, an increase of $1.2 million from the three months ended March 31, 2009, primarily reflecting growth in interest income of $1.8 million on real estate loans and $239,000 on other short-term investments.  The increase in income on real estate loans resulted from an increase of $136.8 million in their average balance, while the increase in other short-term investment income resulted from an increase of $328,000 in FHLBNY capital stock quarterly dividend income, as the FHLBNY curtailed its dividend payment during the first quarter of 2009 in response to the uncertainties in the financial marketplace.

Offsetting these items was a decline of $1.0 million in interest income on MBS that resulted from both a reduction of $86.4 million in their average balance as well as 8 basis points in their average yield during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  The reduction in their average balance resulted from $88.2 million in principal repayments during the period April 2009 through March 2010.  The Company has not purchased any MBS since January 1, 2009.  The decline in average yield on MBS during the period reflected increased prepayment activity on the mortgages underlying these securities that serves to reduce their total cash flows and thus lower their total yield to the Company.

Interest Expense.  Interest expense decreased $7.4 million, to $20.8 million, during the three months ended March 31, 2010, from $28.2 million during the three months ended March 31, 2009.  The decline resulted from reductions in interest expense of $1.9 million on money market accounts, $4.4 million on CDs, $225,000 on interest bearing checking accounts, and $820,000 on borrowed funds.

The decrease in interest expense on money market accounts, CDs, and interest bearing checking accounts resulted from declines of 108 basis points, 134 basis points and 80 basis points, respectively, in their average cost, as a result of the Company's orderly reduction in offering rates on all deposit accounts from April 2009 through March 2010.  In addition, the Company was able to re-finance maturing borrowings at lower average costs during the period April 2009 through March 2010, creating a reduction of 32 basis points in its average borrowing costs from the three months ended March 31, 2009 to the three months ended March 31, 2010.  Further, after generating significant liquidity during the first three months of 2009 from deposit promotions offered in late 2008, the Company permitted deposit balances to decline from March 31, 2009 to December 31, 2009.   This election resulted in a reduction of $73.6 million in the average balance of deposits in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, which also contributed to the decline in deposit interest expense during this comparative period.  Partially offsetting these items was additional interest expense resulting from an increase in the average balance of borrowed funds of $23.6 million from the three months ended March 31, 2009 to the three months ended

March 31, 2010, as the Company took advantage of some attractive medium- and long-term borrowing offerings present during 2009.

Provision for Loan Losses.  The provision for loan losses was $3.4 million during the three months ended March 31, 2010, an increase of $807,000 over the provision of $2.6 million recorded during the three months ended March 31, 2009.  This increase reflected the increase in non-accrual and other problem loans from March 31, 2009 to March 31, 2010, continued challenging conditions in the Bank's local real estate marketplace that resulted in higher estimated loan loss reserves on these non-accrual and other problem loans, and, to a lesser extent, growth in the real estate loan portfolio from April 2009 through March 2010.

Non-Interest Income.  Total non-interest income increased $6.6 million from the three months ended March 31, 2009 to the three months ended March 31, 2010.  Within non-interest income, mortgage banking income increased $1.4 million, and credit-related OTTI charges declined $4.9 million (resulting in an increase to non-interest income).  In addition, the Company recognized gains of $327,000 on a sale, and $242,000 on the transfer from available-for-sale into trading, of some equity mutual fund holdings.  (See Note 10 to the Condensed Consolidated Financial Statements for a further discussion of the OTTI charges, and the sale and transfer of equity mutual fund holdings).  The increase in mortgage banking income resulted primarily from the absence of charges to increase the liability for the First Loss Position on loans sold with recourse to FNMA during the three months ended March 31, 2010, as the Bank recorded a charge to mortgage banking income of $1.4 million during the three months ended March 31, 2009 for an increase to this liability (See Note 10 to the Condensed Consolidated Financial Statements for the components comprising mortgage banking income during the three months ended March 31, 2010 and 2009).  The remainder of the increase in non-interest income resulted from higher servicing fees collected on real estate loans.

Non-Interest Expense.  Non-interest expense was $15.7 million during the three months ended March 31, 2010, an increase of $2.3 million from $13.6 million during the three months ended March 31, 2009.

Salaries and employee benefits increased $1.1 during the comparative period, of which $457,000 resulted from an adjustment to the manner of expense recognition on a component of the Company's BMP, and the remainder resulted from ongoing salary increases.  Occupancy and equipment expense increased $172,000 as a result of higher rental expense associated with leased branch properties.  FDIC insurance expense increased $183,000 due to an FDIC recapitalization program that became effective April 1, 2009.  During the three months ended March 31, 2010, the Company recorded a provision for losses on OREO of $200,000 for the write-down of two OREO properties to their likely disposal value.  No such provision was made during the three months ended March 31, 2009.  Other expenses grew $439,000, reflecting higher marketing and legal costs of $299,000 and $184,000, respectively.

Non-interest expense was 1.56% of average assets during the three months ended March 31, 2010, compared to 1.35% during the three months ended March 31, 2009, reflecting the $2.1 million increase in non-interest expense.

Income Tax Expense.   Income tax expense increased $5.7 million during the three months ended March 31, 2010 compared to the three months ended March 31, 2009, due primarily to an increase of $12.3 million in pre-tax earnings.  The Company's customary consolidated tax rate approximates 37%.  During the three months ended March 31, 2010, the Company recognized gains totaling $569,000 on both the sale of the mutual funds and the transfer of mutual funds into trading.  From a tax perspective, since: (i) these events triggered the reversal of deferred tax assets previously recognized when the Company recorded OTTI charges in March 2009; and (ii) the deferred tax assets on the OTTI were established at a statutory rate approximating 45% (significantly in excess of the current consolidated 37% tax rate), their reversal created a higher effective tax rate of 41.3% during the March 2010 quarter.  The impact of $4.6 million in OTTI charges reduced the effective tax rate for the quarter ended March 31, 2009 to 25.9%, as the tax provision applied to these OTTI items was made at the statutory 45% rate.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2009 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on March 12, 2010.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At March 31, 2010, the Company owned six mutual fund investments totaling $1.4 million that were designated as trading.  At March 31, 2010, the Company did not conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2009 to March 31, 2010.

Interest Sensitivity Gap.  There was no material change in the computed one-year interest sensitivity gap from December 31, 2009 to March 31, 2010.

Interest Rate Risk Exposure (Net Portfolio Value) Compliance.  At March 31, 2010, the Bank continued to monitor the impact of interest rate volatility upon net interest income and net portfolio value ("NPV") in the same manner as at December 31, 2009.  There were no changes in the Board-approved limits of acceptable variance in the effect of interest rate fluctuations upon net interest income and NPV at March 31, 2010 compared to December 31, 2009.

The analysis that follows presents the estimated NPV resulting from market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under four other interest rate scenarios (each a "Rate Shock Scenario") represented by immediate, permanent, parallel shifts in interest rates from those observed at March 31, 2010 and December 31, 2009.  The analysis additionally presents a measurement of the interest rate sensitivity at March 31, 2010 and December 31, 2009.  Interest rate sensitivity is measured by the basis point changes in the various NPV ratios ("NPV Ratios") from the Pre-Shock Scenario to the Rate Shock Scenarios.  NPV Ratios represent the NPV as a percentage of the total value of assets determined under each respective Pre- and Rate Shock Scenario.  An increase in the NPV Ratio is considered favorable, while a decline is considered unfavorable.

	At March 31, 2010
	Net Portfolio Value					At December 31, 2009
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Basis Point Change in NPV Ratio	NPV Dollar Amount	NPV Ratio	Basis Point Change in NPV Ratio	Board Approved NPV Ratio Limit
	(Dollars in thousands)
Rate Shock Scenario
+ 200 Basis Points	$399,489	$(27,932)	-6.54%	9.74%	(39)	$373,349	9.48%	(68)	5.0%
+ 100 Basis Points	421,164	(6,257)	-1.46	10.11	(2)	401,595	10.03	(13)	6.0
Pre-Shock Scenario	427,421	-	-	10.13	-	412,478	10.16	-	7.0
- 100 Basis Points	418,521	(8,900)	-2.08	9.81	(32)	403,261	9.84	(32)	7.0
- 200 Basis Points	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	7.0

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

The Pre-Shock Scenario NPV increased from $412.5 million at December 31, 2009 to $427.4 million at March 31, 2010.  The NPV Ratio at March 31, 2010 was 10.13% in the Pre-Shock Scenario, compared to 10.16% at December 31, 2009.  The increase in the Pre-Shock Scenario NPV was due primarily to an increase in the valuation of multifamily loans (reflecting lower marketplace offering rates on such loans at March 31, 2010 compared to December 31, 2009). Despite the increase in the Pre-Shock Scenario NPV balance during the comparative period, the Pre-Shock Scenario NPV Ratio remained relatively unchanged, reflecting the growth in assets from December 31, 2009 to March 31, 2010.

The Bank’s +200 basis point Rate Shock Scenario NPV increased from $373.3 million at December 31, 2009 to $399.5 million at March 31, 2010.  The increase resulted primarily from a more favorable valuation of multifamily loans at March 31, 2010 compared to December 31, 2009, reflecting a decline in their estimated term to next interest rate repricing at March 31, 2010 compared to December 31, 2009.  Assets with a reduced term to next interest rate repricing generate a more favorable NPV in a rising rate interest rate environment.  As a result, the decline in the NPV of total assets from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario was lower at March 31, 2010 than December 31, 2009.  In addition, the liquid balances generated by increased escrow funds accumulated on mortgage loans during the three months ended March 31, 2010 favorably impacted the change in asset valuation from the Pre-Shock Scenario NPV to the +200 basis point Rate Shock Scenario NPV.

The NPV Ratio was 9.74% in the +200 basis point Rate Shock Scenario at March 31, 2010, an increase from the NPV Ratio of 9.48% in the +200 basis point Rate Shock Scenario at December 31, 2009.  The increase reflected the aforementioned increase in the +200 basis point Rate Shock Scenario NPV during the comparative period.

At March 31, 2010, the interest rate sensitivity in the +200 basis point Rate Shock Scenario was negative 39 basis points, compared to interest rate sensitivity of negative 68 basis points in the +200 basis point Rate Shock Scenario at December 31, 2009.  The reduction in sensitivity was due primarily to less sensitivity in the valuation of multifamily loans in the +200 basis point Rate Shock Scenario at March 31, 2010 compared to December 31, 2009 as the majority of these loans moved closer to their contractual repricing.

Item 4.  Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2010, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2010 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

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

Item 1A.   Risk Factors

There were no material changes from the risks disclosed in the Risk Factors section of the Company's Annual Report on Form 10-K for the Year Ended December 31, 2009.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The Holding Company did not repurchase any shares of its common stock into treasury during the three months ended March 31, 2010.  No existing repurchase programs expired during the three months ended March 31, 2010, nor did the Company terminate any repurchase programs prior to expiration during the quarter.  As of March 31, 2010, the Company had an additional 1,124,549 shares remaining eligible for repurchase under its twelfth stock repurchase program, which was publicly announced in June 2007.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.           (Removed and Reserved).

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

10.15	Form of award notice for outside directors under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc. (5)
10.16	Form of award notice for officers and employees under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc. (5)
10.17	Financial Federal Savings Bank Incentive Savings Plan in RSI Retirement Trust (6)
10.18	Financial Federal Savings Bank Employee Stock Ownership Plan (6)
10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (7)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (14)
10.22	Waiver executed by Vincent F. Palagiano (11)
10.23	Waiver executed by Michael P. Devine (11)
10.24	Waiver executed by Kenneth J. Mahon (11)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (10)
10.26	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Christopher D. Maher (15)
10.27	Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (10)
10.28	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Daniel Harris (15)
10.29	Dime Community Bancshares, Inc. Annual Incentive Plan (15)
10.30	The Dime Savings Bank of Williamsburgh 401(K) Plan (Amended and Restated Effective January 1, 2010)
10.31	Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (15)
12.1	Computation of ratios of earnings to fixed charges.
31(i).1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31(i).2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

(1)	Incorporated by reference to the registrant's Transition Report on Form 10-K for the transition period ended December 31, 2002 filed on March 28, 2003.
(2)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 filed on September 28, 1998.
(3)	Incorporated by reference to the registrant's Current Report on Form 8-K dated April 9, 1998 and filed on April 16, 1998.
(4)	Incorporated by reference to Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed on September 26, 1997.

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

Dime Community Bancshares, Inc.

Dated: May 10, 2010	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: May 10, 2010	By: /s/ KENNETH J. MAHON
Kenneth J. Mahon
First Executive Vice President and Chief Financial Officer (Principal Accounting Officer)