Form 10-Q
period 2010-06-30
DIME COMMUNITY BANCSHARES INC
filed 2010-08-09
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                      June 30, 2010
OR

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

LARGE ACCELERATED FILER ___	ACCELERATED FILER X	NON -ACCELERATED FILER ___	SMALLER REPORTING COMPANY ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES                                       NO            X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at August 6, 2010
$.01 Par Value	34,541,714

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Statements of Financial Condition at June 30, 2010 and December 31, 2009	3
	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three-Month and Six-Month Periods Ended June 30, 2010 and 2009	4
	Condensed Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 2010 and 2009	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	6
	Notes to Consolidated Financial Statements	7-22
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22-38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38-39
Item 4.	Controls and Procedures	39
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40-41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 5.	Other Information	41
Item 6.	Exhibits	41-43
	Signatures	44

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

Item 1.  Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)

	June 30, 2010	December 31, 2009
ASSETS:
Cash and due from banks	$164,655	$39,338
Federal funds sold and other short-term investments	45,455	3,785
Investment securities held-to-maturity (estimated fair value of $5,089 and $5,330 at June 30, 2010 and December 31, 2009, respectively) (Fully unencumbered)	7,165	7,240
Investment securities available-for-sale, at fair value ($34,526 and $27,646 encumbered at June 30, 2010 and December 31, 2009, respectively)	40,956	43,162
Mortgage-backed securities available-for-sale, at fair value ($178,375 and $221,048 encumbered at June 30, 2010 and December 31, 2009, respectively)	184,723	224,773
Trading securities	1,329	-
Loans:
Real estate, net	3,460,831	3,392,038
Other loans	4,211	3,221
Less allowance for loan losses	(23,350)	(21,505)
Total loans, net	3,441,692	3,373,754
Loans held for sale	692	416
Premises and fixed assets, net	30,491	29,841
Federal Home Loan Bank of New York ("FHLBNY") capital stock	53,068	54,083
Other real estate owned ("OREO")	350	755
Goodwill	55,638	55,638
Other assets	122,081	119,489
Total Assets	$4,148,295	$3,952,274
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,329,830	$2,110,387
Non-interest bearing deposits	109,985	106,449
Total deposits	2,439,815	2,216,836
Escrow and other deposits	77,699	65,895
Securities sold under agreements to repurchase	195,000	230,000
FHLBNY advances	1,020,525	1,009,675
Subordinated notes payable	-	25,000
Trust Preferred securities payable	70,680	70,680
Other liabilities	29,849	39,415
Total Liabilities	$3,833,568	$3,657,501
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at June 30, 2010 and December 31, 2009)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 51,151,115 shares and 51,131,784 shares issued at June 30, 2010 and December 31, 2009, respectively, and 34,547,769 shares and 34,395,531 shares outstanding at June 30, 2010 and December 31, 2009, respectively)	511	511
Additional paid-in capital	223,802	214,654
Retained earnings	317,088	306,787
Accumulated other comprehensive loss, net of deferred taxes	(5,277)	(5,082)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(3,586)	(3,701)
Unearned Restricted Stock Award common stock	(3,573)	(2,505)
Common stock held by Benefit Maintenance Plan ("BMP")	(7,979)	(8,007)
Treasury stock, at cost (16,603,346 shares and 16,736,253 shares at June 30, 2010 and December 31, 2009, respectively)	(206,259)	(207,884)
Total Stockholders' Equity	$314,727	$294,773
Total Liabilities And Stockholders' Equity	$4,148,295	$3,952,274
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Loans secured by real estate	$51,068	$47,662	$101,191	$95,991
Other loans	30	37	68	74
Mortgage-backed securities	2,082	2,969	4,354	6,249
Investment securities	312	194	719	439
Federal funds sold and other short-term investments	681	858	1,423	1,361
Total interest income	54,173	51,720	107,755	104,114
Interest expense:
Deposits and escrow	8,010	11,718	15,603	25,930
Borrowed funds	12,958	13,713	26,181	27,755
Total interest expense	20,968	25,431	41,784	53,685
Net interest income	33,205	26,289	65,971	50,429
Provision for loan losses	3,834	2,252	7,281	4,892
Net interest income after provision for loan losses	29,371	24,037	58,690	45,537
Non-interest income:
Total other than temporary impairment ("OTTI") losses	(521)	(1,160)	(736)	(7,264)
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	13	274	63	1,338
Net OTTI recognized in earnings	(508)	(886)	(673)	(5,926)
Service charges and other fees	945	879	1,881	1,742
Net mortgage banking (loss) income	303	856	513	(312)
Net gain on securities and sales of other assets	216	(92)	785	339
Income from bank owned life insurance	488	501	992	995
Other	1,013	600	1,469	974
Total non-interest income (loss)	2,457	1,858	4,967	(2,188)
Non-interest expense:
Salaries and employee benefits	7,490	6,666	15,469	13,540
Stock benefit plan amortization expense	1,032	952	1,940	1,878
Occupancy and equipment	2,648	1,882	4,906	3,968
Federal deposit insurance premiums	991	2,762	1,983	3,571
Data processing costs	803	733	1,562	1,487
Provision for losses on OREO	157	-	357	-
Other	2,670	2,330	5,265	4,489
Total non-interest expense	15,791	15,325	31,482	28,933
Income before income taxes	16,037	10,570	32,175	14,416
Income tax expense	6,033	3,654	12,701	4,650
Net income	$10,004	$6,916	$19,474	$9,766
Earnings per Share:
Basic	$0.30	$0.21	$0.59	$0.30
Diluted	$0.30	$0.21	$0.58	$0.30

STATEMENTS OF COMPREHENSIVE INCOME
Net Income	$10,004	$6,916	$19,474	$9,766
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to- maturity, net of taxes of $17 and $75 during the three months ended June 30, 2010 and 2009, respectively, and $29 and $807 during the six months ended June 30, 2010 and 2009, respectively	21	89	36	981
Reduction in non-credit component of OTTI charge, net of taxes of $178 and $168 during the three months ended June 30, 2010 and 2009, respectively, and $303 and $168 during the six months ended June 30, 2010 and 2009, respectively	216	204	370	204
Non-credit component of OTTI charge recognized during the period, net of tax benefits of $(5) and $(123) during the three months ended June 30, 2010 and 2009, respectively, and net of tax benefits of $(27) and $(603) during the six months ended June 30, 2010 and 2009, respectively	(8)	(151)	(36)	(735)
Reclassification adjustment for securities sold during the period, net of taxes of $127 during the three months ended June 30, 2010, and $384 and $195 during the six months ended June 30, 2010 and 2009, respectively	(155)	-	(467)	(236)
Net unrealized securities gains arising during the period, net of taxes of $239 and $765 during the three months ended June 30, 2010 and 2009, respectively, and $479 and $3,651 during the six months ended June 30, 2010 and 2009, respectively	291	725	582	4,435
Defined benefit plan adjustments, net of tax benefits of $(535) during the three months ended June 30, 2010, and $(560) during the six months ended June 30, 2010	(650)	-	(680)	-
Comprehensive Income	$9,719	$7,783	$19,279	$14,415
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 (Dollars in thousands)
	Six Months Ended June 30,
	2010	2009
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Common Stock (Par Value $0.01):
Balance at beginning of period	$511	$511
Balance at end of period	511	511
Additional Paid-in Capital:
Balance at beginning of period	214,654	213,917
Stock options exercised	165	-
Forfeited restricted stock award shares returned to treasury stock	3	-
Tax (expense) benefit of stock plans	88	(156)
BMP award distribution	(28)	-
BMP reclassification	8,007	-
Amortization of excess fair value over cost – ESOP stock and stock options expense	866	871
Release from treasury stock for restricted stock award shares	47	(842)
Balance at end of period	223,802	213,790
Retained Earnings:
Balance at beginning of period	306,787	297,848
Net income for the period	19,474	9,766
Cash dividends declared and paid	(9,306)	(9,234)
Cumulative effect adjustment for the adoption of ASC 320-10-65, net of taxes of $1,034	-	1,255
BMP reclassification	133	-
Balance at end of period	317,088	299,635
Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of period	(5,082)	(11,111)
Cumulative effect adjustment for the adoption of ASC 320-10-65, net of taxes of $1,034	-	(1,255)
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of tax	36	981
Non-credit component of OTTI charge recognized during the period, net of tax	(36)	(735)
Reduction in non-credit component of OTTI during the period, net of tax	370	204
Decrease in unrealized loss on available-for-sale securities during the period	115	4,199
Adjustments related to defined benefit plans, net of tax	(680)	-
Balance at end of period	(5,277)	(7,717)
ESOP:
Balance at beginning of period	(3,701)	(3,933)
Amortization of earned portion of ESOP stock	115	116
Balance at end of period	(3,586)	(3,817)
Unearned Restricted Stock Award Common Stock:
Balance at beginning of period	(2,505)	(1,790)
Amortization of earned portion of restricted stock awards	607	519
Forfeited restricted stock award shares returned to treasury stock	149	-
Release from treasury stock for restricted stock award shares	(1,824)	(1,745)
Balance at end of period	(3,573)	(3,016)
Treasury Stock, at cost:
Balance at beginning of period	(207,884)	(210,471)
Forfeited restricted stock award shares returned to treasury stock	(152)	-
Release from treasury stock for restricted stock award shares	1,777	2,587
Balance at end of period	(206,259)	(207,884)
Common Stock Held by BMP:
Balance at beginning of period	(8,007)	(8,007)
BMP award distribution	28	-
Balance at end of period	(7,979)	(8,007)
TOTAL STOCKHOLDERS' EQUITY	314,727	283,495
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In thousands)

	Six Months Ended June 30 ,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$19,474	$9,766
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss on sale of OREO	-	92
Net gain on sale of loans originated for sale	(181)	(635)
Net gain on sale of investment securities available-for-sale	(608)	(431)
Net gain recognized on the transfer of securities from available-for-sale into trading	(242)	-
Net loss on trading securities	65	-
Net depreciation and amortization	1,254	1,310
ESOP compensation expense	489	370
Stock plan compensation (excluding ESOP)	1,099	1,136
Provision for loan losses	7,281	4,892
Provision for losses on OREO	357	-
Provision to increase the liability for loans sold with recourse	-	1,402
Recovery of write down of mortgage servicing asset	-	(60)
OTTI charge for investment securities recognized in earnings	673	5,926
Increase in cash surrender value of Bank Owned Life Insurance	(992)	(994)
Deferred income tax credit	(369)	(4,492)
Excess tax cost (benefit) of stock plans	(88)	156
Changes in assets and liabilities:
Origination of loans held for sale	(14,927)	(10,370)
Proceeds from sale of loans held for sale	14,832	110,339
(Increase) Decrease in other assets	(1,095)	739
Decrease in other liabilities	(2,559)	(1,812)
Net cash provided by operating activities	24,463	117,334
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in federal funds sold and other short term investments	(41,670)	-
Proceeds from principal repayments of investment securities held-to-maturity	90	144
Proceeds from maturities of investment securities available-for-sale	-	-
Proceeds from calls and principal repayments of investment securities available-for-sale	30,000	-
Proceeds from sales of investment securities available-for-sale	2,527	10,359
Purchases of investment securities available-for-sale	(31,433)	-
Principal collected on mortgage backed securities available-for-sale	40,646	42,367
Purchases of mortgage backed securities available-for-sale	-	-
Net increase in loans	(75,538)	(56,145)
Proceeds from the sale of OREO	368	208
Purchases of fixed assets, net	(1,731)	(601)
Redemption of FHLBNY capital stock	1,015	1,602
Net cash provided by (used in) investing activities	(75,726)	(2,066)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in due to depositors	222,979	33,058
Net increase (decrease) in escrow and other deposits	11,804	(60,318)
Increase in securities sold under agreements to repurchase	(35,000)	-
Increase(Decrease) in FHLBNY advances	10,850	(60,000)
Repayment of subordinated note	(25,000)	_
Cash dividends paid	(9,306)	(9,234)
Exercise of stock options	165	-
Excess tax (cost) benefit of stock plans	88	(156)
Net cash (used in) provided by financing activities	176,580	(96,650)
INCREASE IN CASH AND DUE FROM BANKS	125,317	18,618
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	39,338	211,020
CASH AND DUE FROM BANKS, END OF PERIOD	$164,655	$229,638
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$15,560	$8,189
Cash paid for interest	42,142	54,378
Loans transferred to OREO	320	-
Portfolio loans transferred to held for sale	-	100,000
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	65	120
Reversal of unrealized loss on securities transferred from available-for-sale to held-to-maturity	-	1,668
Net (decrease) increase in non-credit component of OTTI	(610)	3,253
Adjustments to other comprehensive income from defined benefit plans, net of tax	$(680)	-
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

The Bank maintains its headquarters in the Williamsburg section of Brooklyn, New York and operates twenty-four full service retail banking offices located in the New York City boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank’s principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, one- to four-family residential, construction and land acquisition, and consumer loans, as well as mortgage-backed securities (“MBS”), obligations of the U.S. Government and Government Sponsored Entities ("GSEs"), and corporate debt and equity securities.

2.   SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of June 30, 2010, the results of operations and statements of comprehensive income for the three-month and six-month periods ended June 30, 2010 and 2009, and the changes in stockholders' equity and cash flows for the six months ended June 30, 2010 and 2009.  The results of operations for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2010.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the SEC.

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

3.   RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010. the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" ("ASU 2010-20").  ASU 2010-20 requires companies to provide a greater level of disaggregated information regarding: (1) the credit quality of their financing receivables; and (2) their allowance for credit losses.  ASU 2010-20 further requires companies to disclose credit quality indicators, past due information, and modifications of its financing receivables. For public companies, ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010.  ASU 2010-20 encourages, but does not require, comparative disclosures for earlier reporting periods that ended before initial adoption.  Adoption of ASU 2010-20 is not expected to have a material impact upon the Company's consolidated financial condition or results of operations.

In February 2010, the FASB issued ASU No. 2010-11,  "Derivatives and Hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives"  ("ASU 2010-11").  ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation (separate accounting) requirements, and addresses various accounting issues associated with subordination of one financial instrument to another. ASU 2010-11 affirms that a credit derivative feature related to the transfer of credit risk that is the only form of subordination of one financial instrument to another is not subject to the embedded derivative bifurcation (separate accounting) requirement.  Under ASU 2010-11, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may thus need to separately account for the embedded credit derivative feature.  In initially adopting ASU 2010-11, an entity may elect the fair value option for any investment in a beneficial interest in a securitized financial asset.  The election must be made on an instrument-by-instrument basis at the beginning of the fiscal quarter of initial adoption.  However, an entity must perform an impairment analysis of the investment before the initial adoption.  ASU 2010-11 is effective at the beginning of an entity’s first fiscal quarter beginning after June 15, 2010.   Management is evaluating the impact of adoption of ASU 2010-11.

In January 2010, FASB issued Accounting Standards Update No 2010-06, " Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements." ("ASU 2010-6").  ASU 2010-6 required new disclosures related to transfers in and out of fair value hierarchy Levels 1 and 2, as well as certain activities for assets whose fair value is measured under the Level 3 hierarchy. ASU 2010-6 also provided amendments clarifying level of disaggregation and disclosures about inputs and valuation techniques along with conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-6 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of ASU 2010-6 has not had, and is not expected to have, a material impact upon the Company's financial condition or results of operations.

In June 2009, the Financial Accounting Standards Board ("FASB') issued amendments to ASC 860-10 which eliminated the concept of a "qualifying special-purpose entity," and changed various requirements for derecognizing transferred financial assets that were previously established under ASC 860.  ASC 860-10 also requires increased disclosure related to transferred financial assets, including securitization transactions, as well as other transactions where companies possess continuing exposure to the risks related to financial assets transferred or sold.  For the Company, ASC 860-10 was effective for financial asset transfers occurring after January 1, 2010.  Adoption of ASC 860-10 did not have a material effect upon the Company's financial position or results of operations.

On April 9, 2009, the FASB issued ASC 320-10-65, which amended the guidance provided under GAAP related to OTTI of debt securities in order to make it more operational.  ASC 320-10-65 modifies the technical criteria related to both the recovery of impairment and collectability of cash flows that a reporting entity may employ in order to avoid recognizing OTTI.  Under ASC 320-10-65, OTTI that has been determined to exist on debt securities is to be divided between credit and non-credit components, with changes in the credit component recognized in earnings, and changes in the non-credit component recognized in other comprehensive income.  In determining the amount of credit-related OTTI to be recognized, ASC 320-10-65 permits the reporting entity to discount the expected cash flows at the effective interest rate implicit in the security at the date of acquisition.  ASC 320-10-65 also requires additional disclosures related to all securities owned by the reporting entity.  ASC 320-10-65 did not amend existing recognition and measurement guidance related to OTTI of equity securities.  ASC 320-10-65 is required to be applied to both existing investments held by the reporting entity at the beginning of the interim period of adoption and all subsequent purchases.  For debt securities held at the beginning of the interim period of adoption for which OTTI was previously recognized, the entity recognizes the cumulative effect of adopting ASC 320-10-65 as an adjustment to the opening balance of retained earnings.  ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted.   The Company elected to early adopt ASC 320-10-65 effective January 1, 2009, reclassifying $1,255 of previously recognized after-tax OTTI out of retained earnings and into accumulated other comprehensive loss as a cumulative effect adjustment, representing the after-tax non-credit component of the previously recognized OTTI.

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

4.   TREASURY STOCK

The Company did not repurchase any shares of treasury stock during the six months ended June 30, 2010 and 2009.  On April 30, 2010, 143,083 shares of the Company's common stock were released from treasury in order to fulfill benefit obligations under the 2004 Stock Incentive Plan.  The closing price of the Company's common stock on that date was $12.75.  The shares were released utilizing the average historical cost method.

During the six months ended June 30, 2010, the Company returned 10,176 forfeited restricted stock awards into treasury stock.

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

The following is a reconciliation of the numerators and denominators of basic EPS and diluted EPS for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in Thousands)
Numerator:
Net Income per the Consolidated Statements of Operations	$10,004	$6,916	$19,474	$9,766
Denominator:
Weighted-average number of shares outstanding utilized in the calculation of basic EPS	33,244,218	33,024,176	33,206,948	32,954,016
Common stock equivalents resulting from the dilutive effect of "in-the-money" outstanding stock options	111,402	4,527	101,956	4,906
Anti-dilutive effect of tax benefits associated with "in-the-money" outstanding stock options	(13,735)	(2,149)	(13,203)	(2,816)
Weighted average number of shares outstanding utilized in the calculation of diluted EPS	33,341,885	33,026,554	33,295,701	32,956,106

Common stock equivalents resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the Holding Company's common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 2,666,287 and 3,104,037 weighted-average stock options outstanding for the three-month periods ended June 30, 2010 and 2009, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.  There were 2,699,614 and 3,104,037 weighted-average stock options outstanding for the six-month periods ended June 30, 2010 and 2009, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

7.    ACCOUNTING FOR STOCK BASED COMPENSATION

During the three-month and six-month periods ended June 30, 2010 and 2009, the Holding Company and Bank maintained the Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees; the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees; and the 2004 Stock Incentive Plan (collectively the "Stock Plans"), which are discussed more fully in Note 15 to the Company's audited consolidated financial statements for the year ended December 31, 2009, and which are subject to the accounting requirements of ASC 505-50 and ASC 718.

Stock Option Awards

Combined activity related to stock options granted under the Stock Plans during the periods presented was as follows:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in Thousands, Except per Share Amounts)
Options outstanding – beginning of period	3,258,771	3,116,564	3,266,920	3,116,564
Options granted	97,294	205,633	97,294	205,633
Weighted average exercise price of grants	$12.75	$8.34	$12.75	$8.34
Options exercised	19,331	-	19,331	-
Weighted average exercise price of exercised options	8.53	-	8.53	-
Options forfeited	8,750	3,062	16,899	3,062
Weighted average exercise price of forfeited options	$13.74	$14.87	$14.30	$14.87
Options outstanding – end of period	3,327,984	3,319,135	3,327,984	3,319,135
Weighted average exercise price of outstanding options at the end of period	$14.54	$14.56	$14.54	$14.56
Remaining options available for grant	553,738	724,290	553,738	724,290
Exercisable options at end of period	2,860,928	2,591,130	2,860,928	2,591,130
Weighted average exercise price of exercisable options at the end of period	$14.86	$15.16	$14.86	$15.16
Cash received for option exercise cost	165	-	165	-
Income tax benefit recognized	20	-	20	-
Compensation expense recognized	254	307	491	617
Remaining unrecognized compensation expense	1,174	1,807	1,174	1,807
Weighted average remaining years for which compensation expense is to be recognized	2.0	2.3	2.0	2.3

The range of exercise prices and weighted-average remaining contractual lives of options outstanding, vested and unvested, under the Stock Plans were as follows:

	Outstanding Options as of June 30, 2010
Range of Exercise Prices	Amount	Weighted Average Exercise Price	Weighted Average Contractual Years Remaining	Vested Options as of June 30, 2010
$8.00 - $8.50	187,709	$8.34	8.8	86,695
$10.50 - $11.00	376,694	10.91	1.4	376,694
$12.50 - $13.00	97,294	12.75	9.8	-
$13.01-$13.50	526,566	13.16	2.6	526,566
$13.51-$14.00	930,125	13.74	6.8	709,125
$14.50-$15.00	34,425	14.92	7.7	17,212
$15.01-$15.50	318,492	15.10	4.9	318,492
$16.00-$16.50	76,320	16.45	4.6	76,320
$16.51-$17.00	61,066	16.73	8.1	30,531
$18.00-$18.50	80,000	18.18	7.9	80,000
$19.50-$20.00	639,293	19.90	3.6	639,293
Total	3,327,984	$14.54	4.9	2,860,928

The weighted average exercise price and contractual years remaining for vested options under the Stock Plans were $14.86 and 4.4 years, respectively, at June 30, 2010.  The weighted average fair value per option at the date of grant for stock options granted was estimated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total options granted	97,294	205,633	97,294	205,633
Estimated fair value on date of grant	$3.70	$1.73	$3.70	$1.73
Pricing methodology utilized	Black- Scholes	Black- Scholes	Black- Scholes	Black- Scholes
Expected life (in years)	5.99	5.99	5.99	5.99
Interest rate	2.76%	2.39%	2.76%	2.39%
Volatility	43.69	41.34	43.69	41.34
Dividend yield	4.39	6.72	4.39	6.72

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

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan during the periods indicated:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in Thousands)
Unvested allocated shares – beginning of period	275,823	135,710	295,066	141,710
Shares granted	143,083	207,197	143,083	207,197
Shares vested	86,040	46,810	95,107	52,810
Shares forfeited	-	1,031	10,176	1,031
Unvested allocated shares – end of period	332,866	295,066	332,866	295,066
Unallocated shares - end of period	-	-	-	-
Compensation recorded to expense	$353	$288	$608	$520
Income tax (expense) benefit recognized	73	(156)	68	(156)

8.   ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for loans owned by the Bank were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in Thousands)
Balance at beginning of period	$24,620	$18,351	$21,505	$17,454
Provision for loan losses	3,834	2,252	7,281	4,892
Charge-offs	(5,024)	(528)	(5,793)	(2,404)
Recoveries	-	-	-	-
Transfer from (to) reserves on loan commitments	(80)	(84)	357	49
Balance at end of period	$23,350	$19,991	$23,350	$19,991

Management's quarterly evaluation of the loan loss reserves considers not only performance of the current owned and serviced loan portfolios, but also general credit conditions and volume of new business, in determining the timing and amount of any future credit loss provisions. The increase in the provision for loan losses during the three-month and six-month periods ended June 30, 2010 compared to the three-month and six-month periods ended June 30, 2009 reflected the ongoing challenging conditions in the Company's local real estate marketplace, as well as a large charge-off experienced on a problem borrower relationship during the three and six months ended June 30, 2010.

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

The following is a summary of the aggregate balance of multifamily loans serviced for FNMA, the period-end balance of the total First Loss Position associated with these loans, and activity related to the liability established for the First Loss Position:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in Thousand)
Outstanding balance of multifamily loans serviced for FNMA at period end	$404,518	$477,733	$404,518	$477,733
Total First Loss Position at end of period	18,697	21,865	18,697	21,865
Liability Against the Total First Loss Position
Balance at beginning of period	$4,221	$3,963	$4,373	$5,573
Additions for loans sold during the period	-	-	-	-
Transfer out for serviced loans re-acquired by the Bank	(1,123)	(414)	(1,123)	(3,439)
(Credit) Provision for losses on problem loans(1)	-	(21)	-	1,402
Charge-offs and other net reductions in balance	(105)	(69)	(257)	(77)
Balance at period end	$2,993	$3,459	$2,993	$3,459
(1) Amount recognized as a component of mortgage banking income during the period.

During both the three-month and six-month periods ended June 30 2010, the Bank received approval from FNMA to reduce the total First Loss Position by $1.5 million for losses incurred.  During the quarter ending September 30, 2010, the Bank expects to request approval from FNMA to reduce the First Loss Position by an additional $1.8 million for losses incurred on loans sold during the three months ended June 30, 2010.

The Bank has elected to periodically repurchase either problematic or non-problematic loans from within the FNMA serviced loan pool in order to expedite their resolution and control losses.  During the three months ended June 30, 2010, the Bank re-acquired twelve loans within the pool of loans serviced for FNMA having an aggregate principal balance of $17.2 million.  Upon re-acquisition, aggregate liabilities of $1.1 million that were recorded related to problematic loans within the liability for the First Loss Position served to reduce the outstanding principal balance of the loans (reflecting a write-down of their outstanding principal balance to the lower of the current appraised or estimated disposal value of the underlying collateral).  During the three months ended June 30, 2009, the Bank re-acquired ten problematic loans within the pool of loans serviced for FNMA having an aggregate principal balance of $15.5 million.  Upon re-acquisition, aggregate liabilities of $414,000 that were recorded related to these loans within the liability for the First Loss Position served to reduce the outstanding principal balance of the loans (reflecting a write-down of their outstanding principal balance to the lower of the current appraised or estimated disposal value of the underlying collateral).  During the six months ended June 30, 2010, the Bank re-acquired fifteen loans within the pool of loans serviced for FNMA (primarily problematic loans) having an aggregate principal balance of $19.3 million.  Upon re-acquisition, aggregate liabilities of $1.1 million that were recorded related to problematic loans within the liability for the First Loss Position served to reduce the outstanding principal balance of the loans (reflecting a write-down of their outstanding principal balance to the lower of the current appraised or estimated disposal value of the underlying collateral).  During the six months ended June 30, 2009, the Bank re-acquired fourteen problematic loans within the pool of loans serviced for FNMA having an aggregate principal balance of $24.2 million.  Upon re-acquisition, aggregate liabilities of $3.4 million that were recorded related to these loans within the liability for the First Loss Position served to reduce the outstanding principal balance of the loans (reflecting a write-down of their outstanding principal balance to the lower of the current appraised or estimated disposal value of the underlying collateral).

10.   INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following is a summary of major categories of securities owned by the Company at June 30, 2010:

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses		Book Value	Other Unrealized Losses	Fair Value
			(Dollars in Thousands)
Held-to-Maturity:
Pooled bank trust preferred securities	$19,460	$13,014	$(3,814)	-	$(2,035	)(2)	$7,165	$(2,076)	$5,089
Available-for-sale:
Mutual fund investments	4,915	3,490	-	473	(55)		3,908	-	3,908
Agency notes	36,901	36,901	-	148	(1)		37,048	-	37,048
Pass-through MBS issued by GSEs	125,897	125,897	-	7,078	-		132,975		132,975
Collateralized mortgage obligations ("CMOs") issued by GSEs	45,045	45,045	-	1,472	-		46,517	-	46,517
Private issuer pass through MBS	2,692	2,692	-	-	(101)		2,591	-	2,591
Private issuer CMOs	2,592	2,592	-	48	-		2,640	-	2,640
Total	$237,502	$229,631	$(3,814)	$9,219	$(2,192)		$232,844	$(2,076)	$230,768
(1) Amount represents the purchase amortized / historical cost less any credit-related OTTI charges recognized through earnings.
(2) Amount represents the unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on
     September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

The pooled bank trust preferred securities held-to-maturity had a weighted average term to maturity of 24.5 years at June 30, 2010.

At June 30, 2010, the agency note investments in the above table had contractual maturities as follows:

	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due after one year through five years	$36,001	$36,143
Due after five years through ten years	900	905
	$36,901	$37,048

At June 30, 2010, MBS available-for-sale (which include pass-through MBS issued by GSEs, CMOs issued by GSEs, private issuer pass through MBS and private issuer CMOs) possessed a weighted average contractual maturity of 17.1 years and a weighted average estimated duration of 2.3 years.  There were no sales of MBS available-for-sale during the six-months ended either June 30, 2010 or June 30, 2009.

Proceeds from the sales of investment securities available-for-sale (which include mutual funds and agency notes) were $2.5 million during the six months ended June 30, 2010.  Gains of $850,000 was recognized on these sales.  During the six months ended June 30, 2009, proceeds from the sales of investment securities available-for-sale totaled $10.4 million.  A gain of $431,000 was recognized on these sales.  There were no sales of investment securities held-to-maturity during the six-months ended either June 30, 2010 or June 30, 2009.

On March 31, 2010, the Company transferred six mutual fund investments totaling $1.4 million from available-for-sale to trading.  On the date of transfer, unrealized holding gains totaling $242,000 on these investments were recognized.  This transfer is discussed further later in this note.  During the three months ended June 30, 2010, the Company recognized aggregate losses of $65,000 on these mutual funds reflecting a decline in their valuation.   Proceeds from the sale of trading securities totaled $659,000 during the six months ended June 30, 2010, all of which occurred during the three months ended June 30, 2010.

At June 30, 2010, in management’s judgment, the credit quality of the collateral pool underlying six of the Company's eight pooled bank trust preferred securities had deteriorated to the point that full recovery of the Company’s initial investment was considered uncertain, thus resulting in recognition of OTTI charges.  At June 30, 2010, five of these six securities had credit ratings ranging from  "C" to "Ba3."  The sixth of these securities had credit ratings ranging from "D" to "Caa3."

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

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's trust preferred securities:

	At or for the Three Months Ended June 30, 2010			At or for the Three Months Ended June 30, 2009
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
	(Dollars in Thousands)
Cumulative balance at the beginning of the period	$5,937	$4,196	$10,133	$2,899	$3,351	$6,250
OTTI recognized during the period	508	13	521	886	274	1,160
Reductions and transfers to non-credit OTTI	-	(365)	(365)	-	(354)	(354)
Amortization of previously recognized OTTI	-	(29)	(29)	-	(18)	(18)
Cumulative balance at end of the period	$6,445	$3,815	$10,260	$3,785	$3,253	$7,038

	At or for the Six Months Ended June 30, 2010			At or for the Six Months Ended June 30, 2009
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
	(Dollars in Thousands)
Cumulative balance at the beginning of the period	$5,772	$4,425	$10,197	$3,209	$-	$3,209
Cumulative effect adjustment of adopting FSP 115-2	-	-	-	(2,287)	2,287	-
OTTI recognized during the period	673	63	736	2,863	1,338	4,201
Reductions and transfers to non-credit OTTI	-	(619)	(619)	-	(354)	(354)
Amortization of previously recognized OTTI	-	(54)	(54)	-	(18)	(18)
Cumulative balance at end of the period	$6,445	$3,815	$10,260	$3,785	$3,253	$7,038

The remaining aggregate amortized cost of pooled bank trust preferred securities that could be subject to future OTTI charges through earnings was $13.0 million at June 30, 2010.  Of this total, unrealized losses of $5.8 million have already been recognized as a component of accumulated other comprehensive loss.

During the six months ended June 30, 2009, the Company recognized aggregate credit-related OTTI charges of $3.1 million on five actively-managed equity mutual fund investments, reflecting both the significant deterioration in the valuation of the U.S. and international equity markets at that time, as well as the extended duration of the decline.  All of these funds were highly correlated to broader equity indices, and, as a result, experienced significant recoveries in their market value during the period April 2009 through March 2010.  In March 2010, the Company sold a portion of one of the five mutual fund investments, recovering $685,000 of the apportioned OTTI charges previously recognized on these fund shares.

The Company owned four additional mutual fund investments at June 30, 2010.  These assets are earmarked for the payment of benefits earned by participants in the BMP.  Modifications made to the BMP in March 2010 impacted the potential form of future benefit payments under the plan (which was frozen to all future benefits effective January 1, 2005 and currently remains frozen).  As a result, the Company elected to transfer a portion of four mutual fund investments that are earmarked for future settlement of non-qualified 401(k) Plan defined contribution benefits earned under the BMP from available-for-sale into trading effective March 31, 2010.  The Company simultaneously transferred two additional mutual fund balances that are similarly earmarked for payment of non-qualified 401(k) benefits earned under the BMP, which were never deemed to meet the criteria of OTTI, from available-for-sale into trading.  Commencing on April 1, 2010, the transfer of these six mutual funds produced an offset within the Company's operating results for any required changes in future BMP benefit expense caused by fluctuations in the market value of these earmarked investments.  As a result of the transfer from available-for-sale into trading, approximately $336,000 of previously recognized credit-related OTTI on these investments was recovered.

The portion of the Company's investment in the initial four mutual funds discussed in the previous paragraph that were not transferred into trading are earmarked for future settlement of non-qualified pension benefits earned under the BMP.  These benefits were not affected by the March 2010 modifications to the BMP, and they thus remained designated as available-for-sale.  The recovery of their apportioned OTTI charges from March 31, 2009 through June 30, 2010 thus remains unrealized as a component of accumulated other comprehensive income.

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's equity mutual funds:

	At or for the Three Months Ended June 30, 2010			At or for the Three Months Ended June 30, 2009
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge
	(Dollars in Thousands)
Cumulative balance at the beginning of the period	$2,042	$-	$2,042	$3,063	$-	$3,063
OTTI recognized during the period	-	-	-	-	-	-
Recovery of OTTI for securities sold during the period	(617)	-	(617)	-	-	-
Cumulative balance at end of the period	$1,425	$-	$1,425	$3,063	$-	$3,063

	At or for the Six Months Ended June 30, 2010			At or for the Six Months Ended June 30, 2009
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge
	(Dollars in Thousands)
Cumulative balance at the beginning of the period	$3,063	$-	$3,063	$-	$-	$-
OTTI recognized during the period	-	-	_	3,063	-	3,063
Recovery of OTTI for securities sold during the period	(1,302)	-	(1,302)	-	-	-
Recovery of OTTI for securities transferred to trading during the period	(336)	-	(336)
Cumulative balance at end of the period	$1,425	$-	$1,425	$3,063	$-	$3,063

The following table summarizes the gross unrealized losses and fair value of investment securities and MBS as of June 30, 2010, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Total		12 or More Consecutive Months of Unrealized Losses		Less than 12 Consecutive Months of Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(Dollars in thousands)
Held-to-Maturity Securities:
Pooled bank trust preferred securities (1)	$5,089	$7,925	$5,089	$7,925	$-	$-
Available-for-Sale Securities:					-	-
Agency notes	6,000	1	-	-	6,000	1
Mutual funds	689	40	-	-	689	40
Private issuer pass through MBS	2,591	101	2,591	101	-	-
Total	$14,369	$8,067	$7,680	$8,026	$6,689	$41
(1) At June 30, 2010, the recorded balance of these securities was $7.2 million.  This balance reflected both the remaining unrealized loss of $2.1 million that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity) for two trust preferred securities that have not been deemed OTTI, and an unrealized loss of $4.2 million that has been recognized in accumulated other comprehensive loss that represents the non-credit component of impairment for five trust preferred securities that have been deemed OTTI.  In accordance with both ASC 320-10-35-17 and ASC 320-10-65, these unrealized losses are currently being amortized over the remaining estimated life of these securities.

Trust Preferred Securities That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At June 30, 2010, two of the Company's eight pooled bank trust preferred securities, with an amortized cost of $7.5 million, were not deemed other than temporarily impaired.  These securities remained in an unrealized loss for 12 or more consecutive months, and their cumulative unrealized loss was $2.1 million at June 30, 2010, reflecting both illiquidity in the marketplace and concerns over future bank failures.  At June 30, 2010, both of the securities had an investment grade rating from at least one independent rating agency, with ratings ranging from "BB" to "A" on one and "B" and "Baa3" on the other.  Despite both the significant decline in market value and the duration of their impairment, management believes that the unrealized losses on these securities at June 30, 2010 were temporary, and that the full value of the investments will be realized once the market dislocations have been removed, or as the securities continue to make their contractual payments of principal and interest.  In making this determination, management considered the following:

• Based upon an internal review of the collateral backing the trust preferred securities portfolio, which accounted for current and prospective deferrals, each of the securities could reasonably be expected to continue making all contractual payments
• The Company has the intent and ability to hold these securities until they fully recover their impairment, evidenced by the election to reclassify them as held-to-maturity in 2008
• There were no cash or working capital requirements nor contractual or regulatory obligations that would compel the Company to sell any of these securities prior to their forecasted recovery or maturity
• Each security has a pool of underlying issuers comprised primarily of banks
• None of the securities have exposure to real estate investment trust issued debt (which has experienced high default rates)
• Each security features either a mandatory auction or a de-leveraging mechanism that could result in principal repayments to the Bank prior to the stated maturity of the security
• Each security is characterized by some level of over-collateralization

The remaining six trust preferred securities, with an aggregate amortized cost of $5.5 million at June 30, 2010, have previously been determined to meet the OTTI criteria.

Private Issuer Pass Through MBS and CMOs That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At June 30, 2010, the Company owned one private label pass-through MBS that possessed unrealized losses for 12 or more consecutive months, with an amortized cost of $2.7 million and an unrealized loss of $101,000. The Company's investment is in the most senior tranche (or repayment pool) of this security.  Despite a challenging real estate marketplace, the private label pass-through MBS made contractual principal and interest payments that reduced its principal balance by approximately 29% during the twelve months ended June 30, 2010.  At June 30, 2010, the Company performed an analysis of likely potential defaults of the real estate loans underlying this security in the current economic environment, and determined that this security could reasonably be expected to continue making all contractual payments.  The Company has no intent to sell this security and it is not likely that the Company will be required to sell this security before the recovery of its remaining amortized cost.

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

The following tables present the assets that are reported on the condensed consolidated statements of financial condition at fair value as of June 30, 2010 by level within the fair value hierarchy.  As required by ASC 820-10, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured at Fair Value on a Recurring Basis at June 30, 2010
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Three Months Ended June 30, 2010	Losses for the Six Months Ended June 30, 2010
	(Dollars in Thousands)
Trading securities	$1,329	$1,329	$-	$-	$65	$65	(1)
Investment securities available-for-sale	40,956	3,908	37,048	-	-	-
MBS available-for-sale	184,723	-	184,723	-	-	-
(1) The Company recognized a gain of $242 upon the transfer of these securities from available-for-sale to trading on March 31, 2010.

Assets Measured at Fair Value on a Recurring Basis at June 30, 2009
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Six Months Ended June 30, 2009
	(Dollars in Thousands)
Investment securities available-for-sale	$6,540	$5,534	$1,006	$-	$3,063	(1)
MBS available-for-sale	263,515	-	263,515	-	-
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

The Company’s trading securities are registered, actively-traded mutual funds that satisfy the criteria for Level 1 valuation. The Company's available-for-sale investment securities and MBS at June 30, 2010 were categorized as follows:

Investment Category	Percentage of Total	Valuation Level Under ASC 820-10
Pass Through MBS or CMOs issued by GSEs	79.5%	Two
Agency notes	16.5	Two
Pass Through MBS or CMOs issued by entities other than GSEs	2.3	Two
Mutual fund investments	1.7	One

The agency notes owned by the Company possessed the highest possible credit rating published by multiple established credit rating agencies as of June 30, 2010.  Obtaining a market value as of June 30, 2010 for these securities utilizing significant observable inputs as defined under ASC 820-10 was not difficult due to their continued marketplace demand.  The pass-through MBS and CMOs issued by GSEs, which comprised approximately 79.5% of the Company's total available-for-sale investment securities and MBS at June 30, 2010, all possessed the highest possible credit rating published by multiple established credit rating agencies as of June 30, 2010.  Obtaining a market value as of June 30, 2010 for these securities utilizing significant observable inputs as defined under ASC 820-10 was not difficult due to their considerable demand.  In accordance with established policies and procedures, the Company utilized a midpoint value obtained as its recorded fair value for securities that were valued with significant observable inputs.

As of June 30, 2010, the Company owned one pass through MBS issued by an entity other than a GSE, with an amortized cost basis of $2.7 million.  Since 2008, this security has not traded actively.  The Company owns an investment within the senior tranche of this security, and the weighted average contractual interest rate on the security was 5.0% at June 30, 2010.  The assets underlying this security are a pool of 15-year fixed rate amortizing prime mortgages on residential properties located throughout the United States.  The underlying mortgages were originated in 2005, and, as of June 30, 2010, had a weighted average coupon of 5.33% and a weighted average loan-to-value ratio of 48%. There is no significant geographical concentration on the underlying mortgages, and less than 9% of the total underlying mortgage pool was delinquent at June 30, 2010.   The credit ratings on this security ranged from CC to Ba1 at June 30, 2010.  As a result of the overall credit quality of this investment, sufficient marketplace demand was deemed present at June 30, 2010 to permit this security to be valued utilizing estimated sales determined under benchmarking and matrix pricing. For this security, the Company obtained such values from at least two credible market sources, and verified that these values were prepared utilizing significant observable inputs as defined under ASC 820-10.

As of June 30, 2010, the Company owned one CMO issued by an entity other than a GSE, with an amortized cost basis of $2.6 million.  Since 2008, this security has not traded actively.  The Company owns an investment within the senior tranche of this security, and the weighted average contractual interest rate on the security was 4.5% at June 30, 2010.  The assets underlying this security are a pool of 15-year fixed rate amortizing prime mortgages on residential properties located throughout the United States.  The underlying mortgages were originated in 2003, and, as of June 30, 2010, had a weighted average coupon of 5.38% and a weighted average loan-to-value ratio of 33%. Approximately one-half of the underlying mortgages are located in California, while the remaining half are diversified geographically.  Less than 1% of the total underlying mortgage pool was delinquent at June 30, 2010.   This security possessed the highest possible credit rating published by multiple established credit rating agencies at June 30, 2010.  As a result of the overall credit quality of this investment, sufficient marketplace demand was deemed present at June 30, 2010 to permit this security to be valued utilizing estimated sales determined under benchmarking and matrix pricing. For this security, the Company obtained such values from at least two credible market sources, and verified that these values were prepared utilizing significant observable inputs as defined under ASC 820-10.

Assets Measured at Fair Value on a Non-Recurring Basis at June 30, 2010
			Fair Value Measurements Using
Description	Total		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Three Months Ended June 30, 2010		Losses for the Six Months Ended June 30, 2010
(Dollars in Thousands)
Pooled trust preferred securities	$181	(1)	$-	$-	$181	$521	(2)	$736	(2)
Impaired loans	29,515		-	-	29,515	5,019	(3)	5,720	(3)
(1)      Amount represents the fair value of two held-to-maturity trust preferred securities that were deemed other-than temporarily impaired at June 30, 2010.
(2)      Amount represents the total OTTI (credit or non-credit related) recognized on trust preferred securities during the three-month and six-month periods ended June 30, 2010.
(3)      Amount represents total charge-offs on impaired loans during the three-month and six-month periods ended June 30, 2010.

Assets Measured at Fair Value on a Non-Recurring Basis at June 30, 2009
			Fair Value Measurements Using
Description	Total at June 30, 2009		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Three Months Ended June 30, 2009		Losses for the Six Months Ended June 30, 2009
(Dollars in Thousands)
Pooled trust preferred securities	$1,695	(1)	$-	$-	$1,695	$1,160	(1)	$4,201	(1)
Impaired loans	5,861		-	-	5,861	104	(2)	770	(2)
Loans held for sale carried at market value	55		-	55	-	1		1
(1)      Amount represents the fair value of four held-to-maturity trust preferred securities that were deemed other-than temporarily impaired at
         June 30, 2009.  Losses represent the total OTTI recognized (credit or non-credit related) during the period.
(2)      Amount represents charge-offs recognized on these loans during the three-month and six-month periods ended June 30, 2009.

Pooled Trust Preferred Securities, Held to Maturity - At June 30, 2010, the Company owned eight pooled trust preferred securities classified as held-to-maturity.  Late in 2008, the market for these securities became highly illiquid, and continued to be deemed as such as of June 30, 2010.  As a result, at both June 30, 2010 and June 30, 2009, their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing).  Under the blended valuation approach, broker quotations, which were deemed to meet the criteria of "distressed sale" pricing under the guidance of ASC 820-10-65-4, were given a minor 10% weighting.  A cash flow valuation for the eight securities performed utilizing default, cash flow and discount rate assumptions determined by the Company's management (the "Internal Cash Flow Valuation") was given a 45% weighting. This valuation considered the creditworthiness of each individual issuer underlying the collateral pools of the eight securities.  In addition, for five of the eight securities, three independent cash flow model valuations were averaged and given a 45% weighting.  For the remaining three securities, two independent cash flow valuations were available and were similarly given a 45% weighting.

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

Cash flows – The actual cash flows for the Company's investment tranche of each security, adjusted to assume that all estimated defaults occurred on July 1, 2010, with an estimated recovery rate of 6% projected to occur one year after the initial default.

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

Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at June 30, 2010 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through current appraisals, where practical, or a drive-by inspection and comparison of the collateral with similar properties in the area by either a licensed appraiser or real estate broker and adjusted as deemed necessary by management to reflect existing market conditions.

OREO – The fair value of OREO is determined utilizing the lower of an independent appraised or estimated disposal value of the property.

Financial Instruments Not Actively Traded - Quoted market prices available in active trading marketplaces are generally recognized as the best evidence of fair value of financial instruments, however, several of the Company's financial instruments are not bought or sold in active trading marketplaces.  Accordingly, their fair values are derived or estimated based on a variety of alternative valuation techniques.  All such fair value estimates are based on relevant market information about the financial instrument.  These estimates do not reflect any possible tax ramifications, estimated transaction costs, or potential premium or discount that could result from a one time sale of the entire holdings of a particular financial instrument.  In addition, the estimates are based on assumptions of future loss experience, current economic conditions, risk characteristics, and other such factors.  These assumptions are subjective in nature and involve inherent uncertainty.  Changes in these assumptions could significantly affect the estimates.

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

Loans, Net - The fair value of loans receivable is determined by discounting anticipated future cash flows of the loans, net of anticipated prepayments, using a discount rate reflecting current market rates for loans with similar terms.  This methodology is applied to all loans, inclusive of non-accrual loans, as well as impaired loans for which a write-down to the current fair market value of the underlying collateral is not determined to be warranted (generally loans that are sufficiently collateralized).  In addition, the valuation of loans reflects the consideration of sale pricing for loan types that have traditionally been subject to marketplace sales (over 80% of the outstanding loan portfolio).  Due to significant market dislocation, the secondary market prices were given little weighting in deriving the loan valuation at June 30, 2010.

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

Based upon the aforementioned valuation methodologies, the estimated carrying amount and estimated fair values of all of the Company's financial instruments were as follows:

At June 30, 2010	Carrying Amount	Fair Value
	(Dollars in Thousands)
Assets:
Cash and due from banks	$164,655	$164,655
Federal funds sold and other short term investments	45,455	45,455
Investment securities held to maturity (pooled trust preferred securities)	7,165	5,089
Available-for-sale securities:
Mutual fund investments	3,908	3,908
Agency notes	37,048	37,048
Pass-through MBS issued by GSEs	132,975	132,975
CMOs issued by GSEs	46,517	46,517
Private issuer pass-through MBS	2,591	2,591
Private issuer CMOs	2,640	2,640
Trading securities	1,329	1,329
Loans, net	3,441,691	3,583,696
Loans held for sale	692	700
Mortgage Servicing Rights ("MSR")	2,361	3,102
FHLBNY capital stock	53,068	N/A
Liabilities:
Savings, money market and checking accounts	1,322,371	1,322,371
CDs	1,117,444	1,133,638
Escrow and other deposits	77,699	77,699
Securities sold under agreements to repurchase	195,000	219,708
FHLBNY advances	1,020,525	1,070,482
Trust Preferred securities payable1	70,680	58,664
Commitments to extend credit	335	335

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

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)
Service cost	$-	$29	$-	$29
Interest cost	358	79	340	76
Actuarial adjustment to prior period interest cost and amortization	353	-	-	-
Expected return on assets	(347)	-	(297)	-
Unrecognized past service liability	-	14	-	14
Amortization of unrealized loss	263	-	291	-
Net periodic cost	$627	$122	$334	$119

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)
Service cost	$-	$58	$-	$58
Interest cost	715	158	680	152
Actuarial adjustment to prior period interest cost and amortization	353	-	-	-
Expected return on assets	(694)	-	(594)	-
Unrecognized past service liability	-	28	-	28
Amortization of unrealized loss	526	-	582	-
Net periodic cost	$900	$244	$668	$238

The Company disclosed in its consolidated financial statements for the year ended December 31, 2009 that it expected to make contributions or benefit payments totaling $205,000 to the BMP, $131,000 to the Outside Director Retirement Plan, and $153,000 to the Postretirement Plan during the year ending December 31, 2010.  The Company made benefit payments of $65,000 to the Outside Director Retirement Plan during the six months ended June 30, 2010, and expects to make an additional $65,000 of contributions or benefit payments during the remainder of 2010.  The Company made net contributions totaling $51,000 to the Postretirement Plan during the six months ended June 30, 2010, and expects to make the remainder of the estimated $153,000 of net contributions or benefit payments during 2010.  The Company made no contributions to the BMP during the six months ended June 30, 2010.  The Company does not expect to make any benefit payments from or contributions to the BMP during the remainder of 2010, since anticipated retirements that formed the basis for the expected benefit payments in 2010 are presently not expected to occur.

The Company disclosed in its consolidated financial statements for the year ended December 31, 2009 that it did not expect to make any contributions to the Employee Retirement Plan during 2010.  Upon a review of projected future benefits and projected asset returns, the Company made a contribution of $2.1 million to the Employee Retirement Plan in June 2010.  The Company does not expect to make any further contributions to the Employee Retirement Plan during the remainder of 2010.

13.   INCOME TAXES

The Company's customary consolidated tax rate approximates 37% and approximated that rate during the three months ended June 30, 2010.  During the six months ended June 30, 2010, the Company recognized gains totaling $569,000 on both the sale of  mutual funds and the transfer of mutual funds into trading.  From a tax perspective, since: (i) these events triggered the reversal of deferred tax assets previously recognized when the Company recorded OTTI charges in March 2009; and (ii) the deferred tax assets on the OTTI were established at a statutory rate approximating 45% (the rate that assumes that the assets will be held long-term and significantly in excess of the current consolidated 37% tax rate), their reversal created a higher effective tax rate of 39.5% during the six months ended June 30, 2010.  During the three months ended June 30, 2009 the effective tax rate was reduced to 35% as a result of

$886,000 of recorded OTTI expense, as the tax provision applied to these OTTI items was made at the statutory 45% rate.  Similarly, the effective tax rate was reduced to 32% during the six months ended June 30, 2009 as a result of $5.9 million of recorded OTTI charges.

14.   NET MORTGAGE BANKING INCOME

Net mortgage banking income presented in the condensed consolidated statements of operations was comprised of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Gain on the sale of loans originated for sale	$140	$634	$181	$635
Credit (Provision) to the liability for First Loss Position	-	21	-	(1,402)
Recovery of write down of mortgage servicing asset	-	-	-	60
Mortgage banking fees	163	201	332	395
Net mortgage banking income(loss)	$303	$856	$513	$(312)

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Holding Company is a Delaware corporation and parent company of the Bank, a federally-chartered stock savings bank.  The Bank maintains its headquarters in the Williamsburg section of Brooklyn, New York and operates twenty-four full service retail banking offices located in the New York City ("NYC") boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank’s principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, one- to four-family residential, construction and land acquisition loans, consumer loans, MBS, obligations of the U.S. government and GSEs, and corporate debt and equity securities.

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

The Bank's primary strategy is generally to seek to increase its product and service utilization for each individual depositor, and to increase its household and deposit market shares in the communities that it serves.  The Bank’s primary strategy additionally includes the origination of, and investment in, mortgage loans, with an emphasis on multifamily residential and mixed use real estate loans.  In late 2008 and during the six months ended June 30, 2009, the Company restricted asset growth due to concerns over the health of the commercial real estate markets, and the desire to preserve capital levels to accommodate these concerns.  During the three-month and six-month periods ended June 30, 2010, the Company utilized a measured growth strategy related to its asset volume.

The Company believes that multifamily residential and mixed use loans provide advantages as investment assets.  Initially, they offer a higher yield than investment securities of comparable maturities or terms to repricing, and typically offer higher yields than fixed-rate one- to four-family residential mortgage loans.  In addition, origination and processing costs for the Bank’s multifamily residential and mixed use loans are lower per thousand dollars of originations than comparable one-to four-family loan costs.  Further, the Bank’s market area has generally provided a stable flow of new and refinanced multifamily residential and mixed use loan originations.  In order to address the credit risk associated with multifamily residential and mixed use lending, the Bank has developed underwriting standards that it believes are reliable in order to maintain consistently high credit quality for its loans.

The Bank also strives to provide a stable source of liquidity and earnings through the purchase of investment grade securities; seeks to maintain the asset quality of its loans and other investments; and uses appropriate portfolio and asset/liability management techniques in an effort to manage the effects of interest rate volatility on its profitability and capital.

The years ended December 31, 2008 and 2009 were dominated by a global real estate and economic recession fueled by significant weakness in and/or failures of many of the world's largest financial institutions.  Although the recessionary conditions began to subside during the six months ended June 30, 2010, overall credit conditions in the Company's local real estate marketplace remained challenged.  As a result, the Bank recognized higher credit costs on portfolio loans during the three-month and six-month periods ended June 30, 2010 than the corresponding period of 2009. However, historically high dislocations in credit markets caused origination spreads from the benchmark origination interest rate to remain historically high during the year ended December 31, 2009 and the three-month and six-month periods ended June 30, 2010.  This increase, coupled with a reduction in benchmark short-term interest rates by the Federal Open Market Committee ("FOMC") (which significantly impact the pricing of the Bank's retail deposits), favorably impacted the Company's net interest spread and net interest margin during the three-month and six-month periods ended June 30, 2010 compared to their corresponding periods of 2009.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Reform Act”). The Reform Act is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises.  Certain aspects of the Reform Act will have an impact on the Company, as described in more detail below in Part II, Item IA, “Risk Factors.”

Recent Market Developments

Insurance of Deposit Accounts

On February 27, 2009, the Federal Deposit Insurance Corporation ("FDIC") adopted a final rule modifying the risk-based assessment system and set the initial base assessment rates beginning April 1, 2009 at 12 to 45 basis points depending on an institution’s risk category, with adjustments resulting in increased assessment rates generally for institutions with a significant reliance on secured liabilities and brokered deposits.

On February 27, 2009, the FDIC also adopted an interim rule imposing a 20 basis point emergency special assessment on the industry on June 30, 2009, to be collected on September 30, 2009.  The interim rule also permitted the FDIC to impose an emergency special assessment of up to 10 basis points after June 30, 2009, if necessary to maintain public confidence in federal deposit insurance.

On May 22, 2009, the FDIC adopted a final rule implementing a 0.05% special assessment of each insured depository institution's assets minus Tier 1 capital as of June 30, 2009, but no more than 0.10% times the institution's assessment base for the second quarter of 2009, which was collected by the FDIC on September 30, 2009.  Additional special assessments may be imposed by the FDIC for future periods.

The February 2009 increases in assessments resulted in total pre-tax assessment expense of $3.7 million during the year ended December 31, 2009.  In addition, the Bank recognized a special assessment of $1.8 million during the quarter ended June 30, 2009, representing 0.05% of the Bank's total assets (net of Tier 1 capital) at June 30, 2009.

On September 29, 2009, the FDIC amended its restoration plan for the Deposit Insurance Fund ("DIF") of the FDIC.  Under the amended plan, the FDIC increased assessment rates by a uniform three basis points effective January 1, 2011 and did not impose additional special assessments in 2009.   In addition, on November 17, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay their quarterly deposit insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009, together with their regular deposit insurance assessment for the third quarter of 2009.  At June 30, 2010, this prepayment approximated $11.5 million.

On April 13, 2010, the Board of Directors of the FDIC approved a notice of Proposed Rulemaking that, as applicable to the Bank, would provide for new initial and total base assessment schedules effective January 1, 2011.  For institutions in Risk Category I, such as the Bank, the initial base assessment rate would range from 10 to 14 basis points of deposits, and the total base assessment rate would range from 5 to 21 basis points of deposits.  If adopted as proposed, the new rule would result in higher FDIC deposit insurance assessments, which would increase the Bank's non-interest expense.  This increase is not expected to have a material effect upon the Company's consolidated operating results.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended June 30,				At or For the Six Months Ended June 30,
	2010		2009		2010		2009
Performance and Other Selected Ratios:
Return on Average Assets	0.95%		0.69%		0.95%		0.49%
Return on Average Stockholders' Equity	12.80		9.84		12.70		6.97
Stockholders' Equity to Total Assets	7.59		7.13		7.59		7.13
Tangible Equity to Total Tangible Assets (1)	6.46		6.00		6.46		6.00
Loans to Deposits at End of Period	142.05		141.55		142.05		141.55
Loans to Earning Assets at End of Period	91.24		90.76		91.24		90.76
Net Interest Spread	3.16		2.54		3.20		2.37
Net Interest Margin	3.35		2.78		3.40		2.64
Average Interest Earning Assets to Average Interest Bearing Liabilities	108.78		108.57		108.79		108.61
Non-Interest Expense to Average Assets	1.50		1.53		1.53		1.44
Efficiency Ratio	43.92		52.62		44.45		53.75
Effective Tax Rate	37.62		34.57		39.47		32.26
Dividend Payout Ratio	46.67		66.67		48.28		93.33
Average Tangible Equity	$261,736		$233,376		$255,490		$233,416
Per Share Data:
Reported EPS (Diluted)	$0.30		$0.21		$0.58		$0.30
Cash Dividends Paid Per Share	0.14		0.14		0.28		0.28
Stated Book Value	9.11		8.24		9.11		8.24
Tangible Book Value	7.65		6.84		7.65		6.84
Asset Quality Summary:
Net Charge-offs	$5,024		$528		$5,793		$2,404
Non-performing Loans	18,691		12,878		18,691		12,878
Non-performing Loans/Total Loans	0.54%		0.40%		0.54%		0.40%
Non-performing Assets	$19,634		$14,118		$19,634		$14,118
Non-performing Assets/Total Assets	0.47%		0.36%		0.47%		0.36%
Allowance for Loan Loss/Total Loans	0.67		0.62		0.67		0.62
Allowance for Loan Loss/Non-performing Loans	124.93		155.23		124.93		155.23
Regulatory Capital Ratios (Bank Only):
Tangible Capital	7.70%		7.63%		7.70%		7.63%
Leverage Capital	7.70		7.63		7.70		7.63
Tier 1 Risk-based Capital	11.03		10.70		11.03		10.70
Total Risk-based Capital	11.89		11.46		11.89		11.46
Earnings to Fixed Charges Ratios (2)
Including Interest on Deposits	1.73	x	1.40	x	1.75	x	1.26	x
Excluding Interest on Deposits	2.15		1.73		2.17		1.50
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

Although the Bank believes it utilizes the most reliable information available, the level of the allowance for loan losses remains an estimate subject to significant judgment.  These evaluations are subjective because, although based upon objective data, it is management's interpretation of the data that determines the amount of the appropriate allowance.  The Company, therefore, periodically reviews the actual performance and charge-offs of its portfolio and compares them to the previously determined allowance coverage percentages.  In doing so, the Company evaluates the impact that the variables discussed below may have on the portfolio to determine whether or not changes should be made to the assumptions and analyses.

               The Bank's loan loss reserve methodology consists of several components, including a review of the two elements of its loan portfolio: problem loans (i.e., criticized loans and impaired loans under ASC 310-10-35), and performing loans.  The Bank applied the process of determining the allowance for loan losses consistently throughout the three-month and six-month periods ended June 30, 2010 and 2009.

Performing Loans

At June 30, 2010, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio.  Performing loans are reviewed at least quarterly based upon the premise that there are losses reasonably expected to be incurred within the loan portfolio that have not been recognized as of the review date.  The Bank thus calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage and applying it to its performing loans.  In deriving the expected loan loss percentage, the Bank generally considers, among others, the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multifamily residential, commercial real estate, cooperative apartment, construction and land acquisition or consumer); both the current condition and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data to derive the expected loan loss percentages); the level of, and trend in, non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by real estate located in the NYC metropolitan area), or specific industry conditions within the portfolio segments.  Since these criteria affect the expected loan loss percentages that are applied to performing loans, changes in any of them may affect the amounts of the allowance and the provision for loan losses.  Between June 30, 2009 and June 30, 2010, the Bank increased the impact of the current condition of the overall local real estate marketplace and reduced the impact of the level and composition of new loan activity (the competitive lending landscape) in deriving the expected loss percentages applied to performing loans.  Otherwise, the remaining factors utilized in deriving the expected loss percentages applied to both problem and performing loans remained unchanged from both June 30, 2009 and December 31, 2009.

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

The Bank's policy is to charge-off immediately all balances classified as Loss and record a reduction of the allowance for loan losses for the full amount of the loss.  The Bank applied this process consistently throughout the three-month and six-month periods ended June 30, 2010 and 2009.

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

Non-accrual one- to four-family loans of $625,500 or less are not required to be evaluated individually for impairment.  However, the Company classifies these loans as Substandard, Doubtful or Loss, and typically reviews and calculates loan loss reserves for these loans in substantially the same manner as the loans evaluated individually for impairment.

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

Valuation of MSR. The proceeds received on mortgage loans sold with servicing rights retained by the Bank are allocated between the loans and the servicing rights based on their estimated fair values at the time of the loan sale. In accordance with GAAP, MSR are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, anticipated net servicing income.   In accordance with ASC 860-50-35, all separately recognized MSR are required to be initially measured at fair value, if practicable.  The estimated fair value of MSR is determined by calculating the present value of estimated future net servicing cash flows, using estimated prepayment, default, servicing cost and discount rate assumptions.  All estimates and assumptions utilized in the valuation of MSR are derived based upon actual historical results for the Bank, or, in the absence of such data, from historical results for the Bank's peers.

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

Asset Impairment Adjustments.  Certain assets are carried in the Company's consolidated statements of financial condition at fair value or at the lower of cost or fair value:

(i) Goodwill Impairment Analysis.  As of June 30, 2010, the Company had goodwill totaling $55.6 million, which is accounted for in accordance with ASC 805-10.  ASC 805-10 requires performance of an annual impairment test at the reporting unit level.  Management annually performs analyses to test for impairment of goodwill.  In the event an impairment of goodwill is determined to exist, it is recognized as a charge to earnings.

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

At June 30, 2010, the Company owned eight pooled trust preferred securities classified as held-to-maturity.  Late in 2008, the market for these securities became highly illiquid, and continued to be deemed as such as of June 30, 2010.  As a result, at both June 30, 2010 and December 31, 2009, their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing as described in Note 11 to the condensed consolidated financial statements).  Under the blended valuation approach, broker quotations, which were deemed to meet the criteria of "distressed sale" pricing under the guidance of ASC 820-10-65-4, were given a minor 10% weighting.  A cash flow valuation for the eight securities performed utilizing the Internal Cash Flow Valuation was given a 45% weighting. In addition, for five of the eight securities, three independent cash flow model valuations were averaged and given a 45% weighting.  For the remaining three securities, two independent cash flow valuations were available and were similarly given a 45% weighting.  See Note 11 to the condensed consolidated financial statements for a further discussion of this valuation.

At June 30, 2010, the Company had an investment in nine mutual funds totaling $1.3 million that were classified as trading.  All changes in valuation of these securities are recognized in the Company's results of operations.  The Company owned no securities classified as trading during the three-month or six-month periods ended June 30, 2009.  Debt securities that are not classified as either held-to-maturity or trading are classified as available-for-sale.  Available-for-sale debt and equity securities that have readily determinable fair values are carried at fair value.  All of the Company's available-for-sale securities at June 30, 2010 had readily determinable fair values, which were based on published or securities dealers' market values.

The Company conducts a periodic review and evaluation of its securities portfolio, taking into account the severity and duration of each unrealized loss, as well as management's intent and ability to hold the security until the unrealized loss is substantially eliminated, in order to determine if a decline in market value of any security below its carrying value is either temporary or other than temporary.  Unrealized losses on held-to-maturity securities that are deemed temporary are disclosed but not recognized.  Unrealized losses on debt or equity securities available-for-sale that are deemed temporary are excluded from net income and reported net of deferred taxes as other comprehensive income or loss.  All unrealized losses that are deemed other than temporary on either available-for-sale or held-to-maturity securities are recognized immediately as a reduction of the carrying amount of the security, with a corresponding decline in either net income or accumulated other comprehensive income or loss in accordance with ASC 320-10-65.  See Note 10 to the condensed consolidated financial statements for a reconciliation of OTTI on securities during the three-month and six-month periods ended both June 30, 2010 and 2009.

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

Accrual of interest is generally discontinued on loans that have missed three consecutive monthly payments, at which time the Bank reverses all previously accrued interest.  Payments on non-accrual loans are generally applied initially to principal.  Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the outstanding principal balance (including any outstanding advances related to the loan) and accrued interest. Loans are returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least 6 months.

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

The Bank's primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security maturities, advances from the FHLBNY, and securities sold under agreement to repurchase ("REPOS") entered into with various financial institutions, including the FHLBNY.  The Bank may also sell selected multifamily residential, mixed use and one- to four-family residential real estate loans to private sector secondary market purchasers and has in the past sold such loans to FNMA.  The Company may additionally issue debt under appropriate circumstances.  Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

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

Retail branch and internet banking deposits increased $223.0 million during the six months ended June 30, 2010, compared to an increase of $33.1 million during the six months ended June 30, 2009. During the six months ended June 30, 2010, CDs increased $132.4 million, fueled by a promotional 15-month individual retirement account CD promotion, while core deposits (i.e., non-CDs) increased $90.6 million, led by $82.8 million of inflows of money markets that were competitively priced.  During the six months ended June 30, 2009, core deposits increased $133.4 million, and were partially offset by a decline of $100.3 million in CDs.  During this period, deposit pricing pressure diminished in the Bank's marketplace and the Bank experienced an unusually large inflow of money market and checking deposits from local depositors.

During the six months ended June 30, 2010, principal repayments totaled $221.5 million on real estate loans and $40.6 million on MBS.  During the six months ended June 30, 2009, principal repayments totaled $154.4 million on real estate loans and $42.4 million on MBS. The increase in principal repayments on real estate loans reflected additional loan refinancing activity as portfolio loans moved closer to their contractual repricing date.  The reduction in principal repayments on MBS reflected a decline of $86.2 million in their average balance from the six months ended June 30, 2009 to the six months ended June 30, 2010.  The Company does not presently believe that its future levels of principal repayments will be materially impacted by problems currently experienced in the residential mortgage market. (See "Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality" for a further discussion of the Bank's asset quality).

During the six months ended June 30, 2010, the Company converted $35.0 million of REPO borrowings into an FHLBNY advance with the same remaining term to maturity, paying a small conversion premium in the process.  The conversion was made in order to change the underlying required collateral from investment securities and MBS (required for REPO borrowings) to real estate loans (permitted for FHLBNY advances).  Excluding the conversion of the $35.0 million of REPO borrowings, the Company reduced FHLBNY advances by $24.2 million during the six months ended June 30, 2010 due to the significant inflow of deposits which was sufficient to fund operations during the period.  During the six months ended June 30, 2009, the Company reduced its level of FHLBNY advances by $60.0 million, as it elected to utilize liquidity provided by deposit inflows in order to reduce its overall borrowing level during the period.

In the event that the Bank should require funds beyond its ability to generate them internally, an additional source of funds is available through use of its borrowing line at the FHLBNY.  At June 30, 2010, the Bank had an additional potential borrowing capacity of $418.4 million through the FHLBNY, subject to customary minimum common stock ownership requirements imposed by the FHLBNY (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by its primary regulator, The Office of Thrift Supervision (the "OTS"), which, as a general matter, are based on the amount and composition of an institution's assets. At June 30, 2010, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury and the payment of quarterly cash dividends to shareholders of the Holding Company's common stock.  During the six months ended June 30, 2010 and 2009, real estate loan originations totaled $259.9 million and

$195.1 million, respectively.  Purchases of investment securities (excluding trading securities, short-term investments and federal funds sold) were $31.2 million during the six months ended June 30, 2010, comprised solely of medium-term agency notes.  There were no purchases of investment securities (excluding short-term investments and federal funds sold) and MBS during the six months ended June 30, 2009.  The increase in real estate loan originations and the aggregate level of investment security purchases resulted from management's election to curb asset growth during the year ended December 31, 2009, and thus: (i) focus lending activities primarily upon retaining existing loans that were nearing contractual repricing; and (ii) retain an unusually high level of liquidity in order to maintain balance sheet flexibility during the remainder of 2009, especially in the event deposit balances declined as a result of their historically low offering rates.  The higher levels of real estate loan originations and security purchases during the six months ended June 30, 2010 were more consistent with a measured growth strategy versus the non-growth strategy implemented in early 2009.

The Holding Company did not repurchase any shares of its common stock during the six months ended June 30, 2010.  As of June 30, 2010, up to 1,124,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $12.63 per share closing price of its common stock as of June 30, 2010, the Holding Company would utilize $14.2 million in order to purchase all of the remaining authorized shares.  For the Holding Company to complete these share purchases, it would likely require dividend distributions from the Bank.

The Company paid $9.3 million and $9.2 million in cash dividends on its common stock during the six months June 30, 2010 and 2009, respectively.  In addition, on May 1, 2010, the Company repaid a $25.0 million subordinated note borrowing at its contractual maturity.

Contractual Obligations

The Bank is obligated for rental payments under leases on certain of its branches and equipment and for minimum monthly payments under its data systems contract.   The Bank generally has outstanding at any time significant borrowings in the form of FHLBNY advances and/or REPOS.  The Holding Company also has $70.7 million of trust preferred borrowings from third parties due to mature in April 2034, which are callable at any time after April 2009.  The Holding Company does not currently intend to call this debt.  On May 1, 2010, the Holding Company repaid an outstanding $25.0 million non-callable subordinated note that matured.  None of the outstanding contractual obligations have changed materially since December 31, 2009.  The Company additionally had a reserve recorded related to unrecognized income tax benefits totaling $1.4 million at June 30, 2010.  The facts and circumstances surrounding this obligation have not changed materially since December 31, 2009.  Please refer to Note 14 to the Company's consolidated audited financial statements for the year ended December 31, 2009 for a further discussion of the unrecognized income tax benefits.

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

The following table presents off-balance sheet arrangements as of June 30, 2010:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$37,796	$-	$-	$-	$37,796
Other loan commitments (1)	42,279	-	-	-	42,279
Other Commitments:
First Loss Position on loans sold to FNMA (1)	18,697	-	-	-	18,697
Total Commitments	$98,772	$-	$-	$-	$98,772

(1) In accordance with the requirements of both ASC 450-20-25 and ASC 460-10-25, as of June 30, 2010, reserves on loan commitments and the liability for the First Loss Position on loans sold to FNMA were $323,000 and $3.0 million, respectively, and were recorded in other liabilities in the Company's condensed consolidated statements of financial condition.

Asset Quality

General

At both June 30, 2010 and December 31, 2009, the Company had neither whole loans nor loans underlying MBS that would be considered subprime loans, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Note 10 to the condensed consolidated financial statements for a discussion of impaired investment securities and MBS.

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

Accrual of interest is generally discontinued on loans that have missed three consecutive monthly payments, at which time the Bank reverses all previously accrued interest.  Payments on non-accrual loans are generally applied initially to principal.  Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the outstanding principal balance (including any outstanding advances related to the loan) and accrued interest. Loans are returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least 6 months.

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

Non-accrual Loans

Within the Bank's portfolio, non-accrual loans totaled $18.7 million and $11.3 million at June 30, 2010 and December 31, 2009, respectively, representing 0.54% and 0.33% of total loans at June 30, 2010 and December 31, 2009.  During the six months ended June 30, 2010, twelve loans totaling $9.6 million were added to non-accrual status.  Partially offsetting this increase were three loans totaling $1.9 million that were removed from non-accrual status as they were satisfied during the period, and one non-accrual loan totaling $320,000 that was transferred to OREO.  The difficulties experienced in both the national real estate and financial services marketplaces combined to adversely impact the metropolitan NYC area multifamily and commercial real estate markets during the three-month and six-month periods ended June 30, 2010.

Impaired Loans

A loan is considered impaired when it is probable that all contractual amounts due will not be collected in accordance with the terms of the loan. A loan is not deemed impaired, even during a period of delayed payment by the borrower, if the Bank ultimately expects to collect all amounts due, including interest accrued at the contractual rate.  Generally, the Bank considers non-accrual and troubled-debt restructured multifamily residential and commercial real estate loans, along with non-accrual one- to four-family loans exceeding $625,500, to be impaired. Non-accrual one-to four-family loans of $625,500 or less, as well as all consumer loans, are considered homogeneous loan pools and are not required to be evaluated individually for impairment.  Impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimated fair value of the collateral.  A reserve is established on all impaired loans to the extent of impairment and comprises a portion of the allowance for loan losses. The recorded investment in loans deemed impaired was approximately $29.5 million, consisting of thirty loans, at June 30, 2010, compared to $15.0 million, consisting of nineteen loans, at December 31, 2009.  During the six months ended June 30, 2010, fourteen loans totaling $16.8 million were added to impaired status, while three loans totaling $2.1 million were removed from impaired status.  Of the $2.1 million removed from impaired status, $1.8 million represented a satisfaction that occurred during the period, and the remainder represented a transfer to OREO.  During the six months ended June 30, 2009, twelve loans totaling $9.5 million were added to impaired status, while six loans totaling $3.2 million were removed from impaired status.  Of the $3.2 million removed from impaired status, $1.2 million represented a satisfaction that occurred during the period, and the remainder represented loans that were no longer deemed to meet the criteria for impairment due primarily to their continued performance in accordance with their contractual terms.  At June 30, 2010, total impaired loans exceeded total non-accrual loans by $10.8 million due to one troubled-debt restructured loan with a balance of $1.0 million that was deemed impaired at June 30, 2010, and six additional loans totaling $10.5 million that were near 90 days delinquent at June 30, 2010 and were deemed impaired despite being on accrual status.  The impaired loans that remained on accrual status were partially offset by four non-accrual loans totaling $659,000 which, while on non-accrual status, were not deemed impaired since they were either one- to four-family loans with individual outstanding balances of $625,500 or less or consumer loans.  The average balance of impaired loans approximated their period-end balance during the six months ended both June 30, 2010 and 2009.  The increase in the average balance of impaired loans during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 reflected the increase of $14.5 million in impaired loans from June 30, 2009 to June 30, 2010.

Troubled-Debt Restructurings ("TDRs")

Under GAAP, the Bank is required to account for certain loan modifications or restructurings as TDRs.  In general, the modification or restructuring of a loan constitutes a TDR if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Current OTS regulations require that TDRs remain classified as such until the loan is either repaid or returns to its original terms.  At June 30, 2010, the Bank had two loan totaling $2.8 million whose terms were modified in a manner that met the criteria for a TDR.  However, only one of these loans, with an outstanding principal balance of $1.0 million, was classified as a TDR at June 30, 2010.  This previously non-accrual loan was restructured in December 2008, has fully complied with the provisions of the restructuring since inception, and was therefore reclassified from a non-accrual loan to an accrual status TDR in June 2009. The remaining modified loan totaling $1.8 million was a non-accrual loan at June 30, 2010.  This loan, which was modified in late 2009, would meet the criteria for a TDR classification should it fulfill the Bank's criteria for returning to accrual status, however, during the three months ended June 30, 2010, the loan defaulted on the terms of its restructuring agreement.  The Bank had one loan with an outstanding principal balance of $1.0 million classified as a TDR at December 31, 2009.

OREO

 Property acquired by the Bank as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure is classified as OREO and recorded at the lower of the recorded investment in the related loan or the fair value of the property on the date of acquisition, with any resulting write down charged to the allowance for loan losses and any disposition expenses charged to expense. The Bank obtains a current appraisal on OREO as soon as practicable after it takes possession and generally reassesses the value at least annually thereafter.  The Bank owned three OREO properties with an aggregate recorded balance of $350,000 at June 30, 2010.  At December 31, 2009, the Bank owned five OREO properties with a recorded balance of $755,000.  During the six months ended June 30, 2010, the Company added one OREO property with a balance of $320,000 and disposed of three properties with an aggregate balance of $368,000.  The Company also reduced the balance of two OREO properties by a total of $357,000 to reflect their likely disposal value.

The following table sets forth information regarding non-accrual loans, OREO, and non-performing investment securities at the dates indicated:

	At June 30, 2010	At December 31, 2009
	(Dollars in Thousands)
Non-accrual loans
One- to four-family	$634	$371
Multifamily residential	12,239	5,885
Commercial real estate	4,277	3,070
Mixed Use	1,500	1,935
Cooperative apartment	25	26
Other	16	7
Total non-accrual loans	$18,691	$11,294
OREO	350	688
Non-performing investment securities	593	755
Total non-performing assets	$19,634	$12,737
Ratios:
Total non-accrual loans to total loans	0.54%	0.33%
Total non-performing assets to total assets	0.47	0.32

Other Potential Problem Loans

(i)  Loans Delinquent 30 to 89 Days

The Bank had 20 real estate loans, totaling $11.1 million, that were delinquent between 30 and 89 days at June 30, 2010, a net reduction of $18.4 million compared to 38 such loans totaling $29.5 million at December 31, 2009.  Included within the 30 to 89 day delinquent loans as of June 30, 2010 were 4 loans totaling $3.4 million that are included in the previously discussed $29.5 million of loans deemed impaired at June 30, 2010.  Given the challenges facing the NYC area real estate market at June 30, 2010, it is anticipated that 30-89 day delinquencies will remain above $10 million for the foreseeable future.  The 30 to 89 day delinquent levels fluctuate monthly, and are generally considered a less accurate indicator of credit quality trends than non-accrual loans.

(ii)  Other

At June 30, 2010, the Bank had nineteen loans totaling $19.8 million that were either: (1) mutually modified with the borrowers in a manner that did not meet the criteria for TDRs, and have been performing in accordance with the modified terms; or (2) have experienced payment difficulties within the previous twelve months but were either current or less than 30 days delinquent as of June 30, 2010.

Problem Loans Serviced for FNMA Subject to the First Loss Position

The Bank services a pool of multifamily loans sold to FNMA with an outstanding principal balance of $404.5 million at June 30, 2010.  This pool is subject to recourse in the form of the First Loss Position, which totaled $18.7 million at June 30, 2010.  Within this pool of loans, one loan totaling $618,000 was 90 days or more delinquent at June 30, 2010.   At June 30, 2010, the Bank had further identified two additional loans over 30 days past due totaling $2.9 million within the FNMA pool.  The Bank manages the collection of these loans in the same manner as it does for portfolio loans.  Under the terms of the servicing agreement with FNMA, the Bank is obligated to fund FNMA all monthly principal and interest payments under the original terms of the loans, and to indemnify FNMA for any further losses (as defined in the sale agreement) until the earlier of the following events: (i) the Bank re-acquires the loan from FNMA; or (ii) the loans have either been fully satisfied or enter OREO status.  However, the aggregate losses incurred by the Bank on this pool of serviced loans cannot exceed the total First Loss Position.  The Bank has previously repurchased, and may opt to continue to repurchase, loans sold to FNMA with recourse exposure that become 90 or more days delinquent.  Such repurchased loans are listed as non-performing portfolio loans and are typically purchased from FNMA in order to expedite resolution of the loan, via restructure, reinstatement, note sale or enforcement of legal remedies.

Allowance for Loan Losses and Reserve Liability on Loan Origination Commitments

Management's quarterly evaluation of the loan loss reserves takes into account not only performance of the current loan portfolio, but also general credit conditions and volume of new business, in determining the timing and amount of any future loan loss provisions.

The allowance for loan losses was $23.4 million at June 30, 2010, up from $21.5 million at December 31, 2009.  In addition, the Bank had a reserve liability related to loan origination commitments (recorded in other liabilities) that totaled $323,000 at June 30, 2010 and $679,000 at December 31, 2009.  During the six months ended June 30, 2010, the Bank recorded a provision of $7.3 million to its allowance for loan losses in order to provide for additional expected losses in the portfolio and loans committed for funding at period end.  During the same period, the Bank also recorded net charge-offs of approximately $5.8 million against its allowance for loan losses, and transferred $357,000 of reserves from the liability related to loan origination commitments into the allowance for loan losses (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Loan Losses" for a further discussion).

In general, increases in charge-offs and non-performing loans should result in higher current levels of allowance for loan losses and related loan loss provisions.  However, the Company has historically experienced low levels of non-performing assets and charge-offs and the relationship between changes in non-performing loans, charge-off experience and changes in the allowance for loan losses may thus not fully correlate in each operating period.  Since January 1, 2008, as the Company has experienced increased non-performing loans and charge-offs, it has provided $17.0 million to its allowance for loan losses, increasing its balance by $5.9 million.

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Assets.  Assets totaled $4.15 billion at June 30, 2010, an increase of $196.0 million from total assets of $3.95 billion at December 31, 2009.

Cash and due from banks and federal funds sold and other short-term investments increased $125.3 million and $41.7 million, respectively, during the period.  During the first six months of 2010, the Company gathered $223.0 million in new deposits and elected to retain a significant portion of these funds in liquid balances to fund some required cash payments during the final six months of 2010.  Portfolio real estate loans increased $68.2 million during the period, as a result of $259.9 million of originations and $22.8 million of purchases, which were partially offset by amortization and satisfactions of $221.5 million and portfolio sales of $14.8 million during the same period.  MBS available-for-sale declined $40.1 million during the period on principal repayments of $40.6 million during the six months ended June 30, 2010.

Liabilities.  Total liabilities increased $176.1 million during the six months ended June 30, 2010, primarily as a result of the addition of $223.0 million in deposits, and $11.8 million in mortgagor escrow balances during the period.  The Company repaid a maturing $25.0 million subordinated note on May 1, 2010 and reduced its aggregate balance of FHLBNY advances and REPO borrowings by $24.1 million during the six months ended June 30, 2010.  Mortgagor escrow balances increased as a result of both increased loan balances and borrowers funding real estate escrow obligations in advance of annual payments to be made by the Bank on their behalf in December 2010.  See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the changes in retail branch and Internet banking deposits, FHLBNY advances, REPOS and the subordinated note payable during the period.

Stockholders' Equity.  Stockholders' equity increased $20.0 million during the six months ended June 30, 2010, due primarily to net income of $19.5 million, a reclassification of $8.0 million from liabilities to equity related to the ESOP benefit component of the Company’s BMP that resulted from modifications made to the BMP in March 2010, and $1.6 million of stock benefit plan expense amortization that added to the cumulative balance of stockholders' equity.  Partially offsetting these items were $9.3 million in cash dividends paid during the period.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

General.  Net income was $10.0 million during the three months ended June 30, 2010, an increase of $3.1 million from net income of $6.9 million during the three months ended June 30, 2009.  During the comparative period, net interest income increased $6.9 million and non-interest income increased $600,000, while the provision for loan losses increased $1.6 million and non-interest expense increased $466,000, resulting in an increase in pre-tax income of $5.5 million.  Income tax expense increased $2.4 million during the comparative period due to both the increase in pre-tax earnings as well as a higher effective tax rate.

Net Interest Income.  The discussion of net interest income for the three months ended June 30, 2010 and 2009 presented below should be read in conjunction with the following tables, which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended June 30,
	2010			2009
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,478,236	$51,068	5.87%	$3,236,793	$47,662	5.89%
Other loans	1,377	30	8.71	1,631	37	9.07
MBS	184,613	2,082	4.51	270,515	2,969	4.39
Investment securities	50,709	312	2.46	15,716	194	4.94
Federal funds sold and other short-term investments	246,815	681	1.10	261,922	858	1.31
Total interest-earning assets	3,961,750	$54,173	5.47%	3,786,577	$51,720	5.46%
Non-interest earning assets	249,879			224,896
Total assets	$4,211,629			$4,011,473

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$102,711	$191	0.75%	$112,877	$256	0.91%
Money Market accounts	785,323	1,647	0.84	723,094	2,550	1.41
Savings accounts	311,201	200	0.26	288,944	307	0.43
CDs	1,106,346	5,972	2.17	1,075,774	8,605	3.21
Borrowed Funds	1,336,282	12,958	3.89	1,286,840	13,713	4.27
Total interest-bearing liabilities	3,641,863	$20,968	2.31%	3,487,529	$25,431	2.92%
Non-interest bearing checking accounts	114,177			98,277
Other non-interest-bearing liabilities	142,955			144,465
Total liabilities	3,898,995			3,730,271
Stockholders' equity	312,634			281,202
Total liabilities and stockholders' equity	$4,211,629			$4,011,473
Net interest income		$33,205			$26,289
Net interest spread			3.16%			2.54%
Net interest-earning assets	$319,887			$299,048
Net interest margin			3.35%			2.78%
Ratio of interest-earning assets to interest-bearing liabilities			108.78%			108.57%

Rate/Volume Analysis

	Three Months Ended June 30, 2010 Compared to
	Three Months Ended June 30, 2009 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$3,562	$(156)	$3,406
Other loans	(7)	-	(7)
MBS	(956)	69	(887)
Investment securities	324	(206)	118
Federal funds sold and other short-term investments	(44)	(133)	(177)
Total	$2,879	$(426)	$2,453

Interest-bearing liabilities:
Interest bearing checking accounts	$(21)	$(44)	$(65)
Money market accounts	172	(1,075)	(903)
Savings accounts	20	(127)	(107)
CDs	201	(2,834)	(2,633)
Borrowed funds	496	(1,251)	(755)
Total	$868	$(5,331)	$(4,463)
Net change in net interest income	$2,011	$4,905	$6,916

During the period January 1, 2009 through June 30, 2010, FOMC monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%.  As a result, beginning in early 2009, the Company was able to commence an orderly reduction of both its deposit and borrowing costs that continued through June 2010.  In addition, dislocations in the securitization marketplace for loans secured by multifamily and commercial real estate reduced the overall competition for the Bank's primary loan product, thus permitting origination rates on these loans to remain somewhat unaffected by general reductions in interest rates.  Both of these factors favorably impacted the Company's net interest margin during the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  In March 2010, the Company undertook a promotional Individual Retirement Account ("IRA") CD campaign that increased its deposit funding costs during the three months ended June 30, 2010.

Interest Income.  Interest income was $54.2 million during the three months ended June 30, 2010, an increase of $2.5 million from the three months ended June 30, 2009, primarily reflecting growth in interest income of $3.4 million on real estate loans and $118,000 on investment securities.  The increase in interest income on real estate loans resulted from an increase of $241.4 million in their average balance, and the increase in investment interest income similarly resulted from an increase of $35.0 million in their average balance during the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Offsetting these items was a decline of $887,000 in interest income on MBS that resulted from a reduction of $85.9 million in their average balance during the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  The reduction in their average balance resulted from $80.4 million in principal repayments during the period July 2009 through June 2010.  The Company has not purchased any MBS since January 1, 2009.  Interest income on other short-term investments declined $177,000, primarily as a result of a reduction of $151,000 in FHLBNY capital stock income, reflecting both a reduction in average balance of the Company's FHLBNY capital stock investment and a lower quarterly dividend rate declared by the FHLBNY in 2010 compared to the comparable period of 2009.

Interest Expense.  Interest expense decreased $4.4 million, to $21.0 million, during the three months ended June 30, 2010, from $25.4 million during the three months ended June 30, 2009.  The decline resulted from reductions in interest expense of $903,000 on money market accounts, $2.6 million on CDs, and $755,000 on borrowed funds.

The decrease in interest expense on money market accounts and CDs resulted from declines of 57 basis points and 104 basis points, respectively, in their average cost, as a result of the Company's orderly reduction in offering rates on all deposit accounts from July 2009 through June 2010.  In addition, the Company was able to re-finance maturing borrowings at lower average costs during the period July 2009 through June 2010, creating a reduction of 38 basis points in its average borrowing costs from the three months ended June 30, 2009 to the three months ended June 30, 2010. Partially offsetting these items was additional interest expense resulting from an increase in the average balance of money markets and CDs of $62.2 million and $30.6 million, respectively, from the three months ended June 30, 2009 to the three months ended June 30, 2010, reflecting $233.0 million of deposits added during the first six months of 2010 (the great majority of which were money markets and CDs).  The average balance of borrowed funds increased $49.4 million during the three months ended June 30, 2010 compared to the three months ended June 30, 2009, as the Company took advantage of some attractive medium- and long-term borrowing offerings present throughout 2009.

Provision for Loan Losses.  The provision for loan losses was $3.8 million during the three months ended June 30, 2010, an increase of $1.6 million over the provision of $2.2 million recorded during the three months ended June 30, 2009.  This increase reflected the increase in non-accrual and other problem loans from June 30, 2009 to June 30, 2010, continued challenging conditions in the Bank's local real estate marketplace that resulted in higher estimated loan loss reserves on these non-accrual and other problem loans, and, to a lesser extent, growth in the real estate loan portfolio from July 2009 through June 2010.

Non-Interest Income.  Total non-interest income increased $600,000 from the three months ended June 30, 2009 to the three months ended June 30, 2010.  Within non-interest income, credit-related OTTI charges declined $378,000 (resulting in an increase to non-interest income), and net gains and losses on the sales of assets increased $308,000, due primarily to a gain of $282,000 recognized on the sale of mutual fund investments during the three months ended June 30, 2010 and a loss of $92,000 recognized on the sale of an OREO property during the three months ended June 30, 2009.  Other non-interest income increased $401,000, due primarily to $409,000 of additional rental income on leased properties, as the Company modified the income recognition on these leased properties from a strictly cash basis to a straight line accrual methodology.   Mortgage banking income declined $553,000 during the three months ended June 30, 2010 from the comparable period of 2009, due primarily to a gain of $635,000 recognized during the three months ended June 30, 2009 on the sale of an 80% participation in $125.0 million of multifamily loans from portfolio to a third-party financial institution, compared to an aggregate net gain of $140,000 recognized on the sale of $13.3 million of loans during the three months ended June 30, 2010. (See Note 14 to the Condensed Consolidated Financial Statements for the components comprising mortgage banking income during the three months ended June 30, 2010 and 2009).

Non-Interest Expense.  Non-interest expense was $15.8 million during the three months ended June 30, 2010, an increase of $466,000 from $15.3 million during the three months ended June 30, 2009.

Salaries and employee benefits increased $824,000 due to both ongoing salary increases and an actuarial adjustment of $353,000 to the defined benefit plan expenses associated with the Employee Retirement Plan and BMP.  Occupancy and equipment expense increased $766,000 as a result of both one new branch location and $639,000 of higher rental expense associated with leased branch properties reflecting a transition of operating lease rental expense from a strictly cash basis to a straight line accrual methodology.  Federal deposit insurance costs declined $1.8 million during the comparative period as a result of a special insurance assessment of $1.8 million incurred during the three months ended June 30, 2009.  During the three months ended June 30, 2010, the Company recorded a provision for losses on OREO of $157,000 for the write-down of two OREO properties to their likely disposal value.  No such provision was made during the three months ended June 30, 2009.  Other expenses grew $340,000, reflecting higher marketing costs of $412,000.

Non-interest expense was 1.50% of average assets during the three months ended June 30, 2010, compared to 1.53% during the three months ended June 30, 2009, reflecting a $200.2 million increase in average assets.

Income Tax Expense.   Income tax expense increased $2.4 million during the three months ended June 30, 2010 compared to the three months ended June 30, 2009, due primarily to an increase of $5.5 million in pre-tax earnings.  The Company's customary consolidated tax rate approximates 37% and it approximated such during the three months ended June 30, 2010.  The impact of $4.6 million in OTTI charges on pooled trust preferred securities reduced the effective tax rate for the quarter ended June 30, 2009 to 34.5%, as the tax provision applied to these OTTI items was made at the statutory 45% rate.

Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009

General.  Net income was $19.5 million during the six months ended June 30, 2010, an increase of $9.7 million from net income of $9.8 million during the six months ended June 30, 2009.  During the comparative period, net interest income increased $15.5 million and non-interest income increased $7.2 million, while the provision for loan losses increased $2.4 million and non-interest expense increased $2.5 million, resulting in an increase in pre-tax income of $17.8 million.  Income tax expense increased $8.1 million during the comparative period due to both the increase in pre-tax earnings as well as a higher effective tax rate.

Net Interest Income.  The discussion of net interest income for the six months ended June 30, 2010 and 2009 presented below should be read in conjunction with the following tables, which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Six Months Ended June 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,462,170	$101,191	5.85%	$3,273,050	$95,991	5.87%
Other loans	1,402	68	9.70	1,665	74	8.89
MBS	195,540	4,354	4.45	281,690	6,249	4.44
Investment securities	53,934	719	2.67	19,261	439	4.56
Federal funds sold and other short-term investments	162,838	1,423	1.75	244,469	1,361	1.11
Total interest-earning assets	3,875,884	$107,755	5.56%	3,820,135	$104,114	5.45%
Non-interest earning assets	237,647			205,482
Total assets	$4,113,531			$4,025,617

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$103,414	$374	0.73%	$111,249	$663	1.20%
Money Market accounts	751,010	3,356	0.90	717,703	6,146	1.73
Savings accounts	306,676	400	0.26	280,919	660	0.47
CDs	1,061,149	11,473	2.18	1,103,223	18,461	3.37
Borrowed Funds	1,340,597	26,181	3.94	1,304,090	27,755	4.29
Total interest-bearing liabilities	3,562,846	$41,784	2.36%	3,517,184	$53,685	3.06%
Non-interest bearing checking accounts	111,624			97,197
Other non-interest-bearing liabilities	132,322			131,099
Total liabilities	3,806,792			3,745,480
Stockholders' equity	306,739			280,137
Total liabilities and stockholders' equity	$4,113,531			$4,025,617
Net interest income		$65,971			$50,429
Net interest spread			3.20%			2.39%
Net interest-earning assets	$313,038			$302,951
Net interest margin			3.40%			2.64%
Ratio of interest-earning assets to interest-bearing liabilities			108.79%			108.61%

Rate/Volume Analysis

	Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$5,537	$(337)	$5,200
Other loans	(13)	7	(6)
MBS	(1,910)	15	(1,895)
Investment securities	626	(346)	280
Federal funds sold and other short-term investments	(587)	649	62
Total	$3,653	$(12)	$3,641

Interest-bearing liabilities:
Interest bearing checking accounts	$(39)	$(250)	$(289)
Money market accounts	225	(3,015)	(2,790)
Savings accounts	47	(307)	(260)
CDs	(591)	(6,397)	(6,988)
Borrowed funds	733	(2,307)	(1,574)
Total	$375	$(12,276)	$(11,901)
Net change in net interest income	$3,278	$12,264	$15,542

During the period January 1, 2009 through June 30, 2010, FOMC monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%.  As a result, beginning in early 2009, the Company was able to commence an orderly reduction of both its deposit and borrowing costs that continued through June 2010.  In addition, dislocations in the securitization marketplace for loans secured by multifamily and commercial real estate reduced the overall competition for the Bank's primary loan product, thus permitting origination rates on these loans to remain somewhat unaffected by general reductions in interest rates.  Both of these factors favorably impacted the Company's net interest margin during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Interest Income.  Interest income was $107.8 million during the six months ended June 30, 2010, an increase of $3.6 million from the six months ended June 30, 2009, primarily reflecting growth in interest income of $5.2 million on real estate loans and $280,000 on investment securities.  The increase in interest income on real estate loans resulted from an increase of $189.1 million in their average balance, and the increase in investment interest income similarly resulted from an increase of $34.7 million in their average balance during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Offsetting these items was a decline of $1.9 million in interest income on MBS that resulted from a reduction of $86.2 million in their average balance during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  The reduction in their average balance resulted from $80.4 million in principal repayments during the period July 2009 through June 2010.  The Company has not purchased any MBS since January 1, 2009.

Interest Expense.  Interest expense decreased $11.9 million, to $41.8 million, during the six months ended June 30, 2010, from $53.7 million during the six months ended June 30, 2009.  The decline resulted from reductions in interest expense of $2.8 million on money market accounts, $7.0 million on CDs and $1.6 million on borrowed funds.

The decrease in interest expense on money market accounts and CDs resulted from declines of 83 basis points and 119 basis points, respectively, in their average cost, as a result of the Company's orderly reduction in offering rates on all deposit accounts from July 2009 through June 2010.  In addition, the Company was able to re-finance maturing borrowings at lower average costs during the period July 2009 through June 2010, creating a reduction of 35 basis points in its average borrowing costs from the six months ended June 30, 2009 to the six months ended June 30, 2010.  Further a reduction of $168.1 million in CD balances from July 1, 2009 through December 31, 2009, that reflected lower offering rates from July 2009 through December 2009, resulted in a decline of $42.1 million in the average balance of CDs during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  Partially offsetting these items was additional interest expense resulting from an increase in the average balance of money markets of $33.3 million from the six months ended June 30, 2009 to the six months ended June 30, 2010, reflecting $82.8 million of such deposits added during the first six months of 2010.  The average balance of borrowed funds increased $36.5 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009, as the Company took advantage of some attractive medium- and long-term borrowing offerings present throughout 2009.

Provision for Loan Losses.  The provision for loan losses was $7.3 million during the six months ended June 30, 2010, an increase of $2.4 million over the provision of $4.9 million recorded during the six months ended June 30, 2009.  This increase reflected the increase in non-accrual and other problem loans from June 30, 2009 to June 30, 2010, continued challenging conditions in the Bank's local real estate marketplace that resulted in higher estimated loan loss reserves on these non-accrual and other problem loans, and, to a lesser extent, growth in the real estate loan portfolio from July 2009 through June 2010.

Non-Interest Income.  Total non-interest income increased $7.2 million from the six months ended June 30, 2009 to the six months ended June 30, 2010.  Within non-interest income, mortgage banking income increased $825,000, and credit-related OTTI charges declined $5.2 million (resulting in an increase to non-interest income).  In addition, during the six months ended June 30, 2010, the Company recognized gains of $608,000 on sales, and $242,000 on the transfer from available-for-sale into trading, of some equity mutual fund holdings.  (See Note 10 to the Condensed Consolidated Financial Statements for a further discussion of the OTTI charges, and the sale and transfer of equity mutual fund holdings).  The increase in mortgage banking income resulted primarily from the absence of charges to increase the liability for the First Loss Position on loans sold with recourse to FNMA during the six months ended June 30, 2010, as the Bank recorded a charge to mortgage banking income of $1.4 million during the six months ended June 30, 2009 for an increase to this liability (See Note 14 to the Condensed Consolidated Financial Statements for the components comprising mortgage banking income during the six months ended June 30, 2010 and 2009).  The remainder of the increase in non-interest income resulted primarily from $470,000 of additional rental income on leased properties, as the Company modified the income recognition on these leased properties from a strictly cash basis to a straight line accrual methodology.

Non-Interest Expense.  Non-interest expense was $31.5 million during the six months ended June 30, 2010, an increase of $2.6 million from $28.9 million during the six months ended June 30, 2009.

Salaries and employee benefits increased $1.9 million during the comparative period, of which $457,000 resulted from an adjustment to the manner of expense recognition on a component of the Company's BMP, $353,000 reflected an actuarial adjustment to the defined benefit plan expenses associated with the Employee Retirement Plan and BMP, and the remainder resulted from ongoing salary increases.  Occupancy and equipment expense increased $938,000 as a result of $920,000 of higher rental expense reflecting a transition of operating lease rental expense from a strictly cash basis to a straight line accrual methodology.  Federal deposit insurance costs declined $1.6 million during the comparative period as a result of a special insurance assessment of $1.8 million incurred during the six months ended June 30, 2009.  During the six months ended June 30, 2010, the Company recorded a provision for losses on OREO of $357,000 for the write-down of two OREO properties to their likely disposal value.  No such provision was made during the six months ended June 30, 2009.  Other expenses grew $776,000, reflecting higher marketing costs of $711,000.

Non-interest expense was 1.53% of average assets during the six months ended June 30, 2010, compared to 1.44% during the six months ended June 30, 2009, reflecting the $2.6 million increase in non-interest expense.

Income Tax Expense.   Income tax expense increased $8.1 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009, due primarily to an increase of $17.8 million in pre-tax earnings.  The Company's customary consolidated tax rate approximates 37%.  During the six months ended June 30, 2010, the Company recognized gains totaling $608,000 on both the sale of the mutual funds and the transfer of mutual funds into trading.  From a tax perspective, since: (i) these events triggered the reversal of deferred tax assets previously recognized when the Company recorded OTTI charges in March 2009; and (ii) the deferred tax assets on the OTTI were established at a statutory rate approximating 45% (significantly in excess of the current consolidated 39.5% tax rate), their reversal created a higher effective tax rate during the six months ended June 30, 2010.  The impact of $5.9 million in OTTI charges reduced the effective tax rate for the six months ended June 30, 2009 to 32.2%, as the tax provision applied to these OTTI items was made at the statutory 45% rate.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2009 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on March 12, 2010.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At June 30, 2010, the Company owned six mutual fund investments totaling $1.3 million that were designated as trading.  At June 30, 2010, the Company did not conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2009 to June 30, 2010.

Interest Sensitivity Gap.  There was no material change in the computed one-year interest sensitivity gap from December 31, 2009 to June 30, 2010.

Interest Rate Risk Exposure (Net Portfolio Value) Compliance.  At June 30, 2010, the Bank continued to monitor the impact of interest rate volatility upon net interest income and net portfolio value ("NPV") in the same manner as at December 31, 2009.  There were no changes in the Board-approved limits of acceptable variance in the effect of interest rate fluctuations upon net interest income and NPV at June 30, 2010 compared to December 31, 2009.

The analysis that follows presents the estimated NPV resulting from market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under four other interest rate scenarios (each a "Rate Shock Scenario") represented by immediate, permanent, parallel shifts in interest rates from those observed at June 30, 2010 and December 31, 2009.  The analysis additionally presents a measurement of the interest rate sensitivity at June 30, 2010 and December 31, 2009.  Interest rate sensitivity is measured by the basis point changes in the various NPV ratios ("NPV Ratios") from the Pre-Shock Scenario to the Rate Shock Scenarios.  NPV Ratios represent the NPV as a percentage of the total value of assets determined under each respective Pre- and Rate Shock Scenario.  An increase in the NPV Ratio is considered favorable, while a decline is considered unfavorable.

	At June 30, 2010
	Net Portfolio Value					At December 31, 2009
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Basis Point Change in NPV Ratio	NPV Dollar Amount	NPV Ratio	Basis Point Change in NPV Ratio	Board Approved NPV Ratio Limit
	(Dollars in thousands)
Rate Shock Scenario
+ 200 Basis Points	$405,166	(17,307)	-4.10%	9.72%	(16)	$373,349	9.48%	(68)	5.0%
+ 100 Basis Points	421,527	(946)	-0.22	9.97	9	401,595	10.03	(13)	6.0
Pre-Shock Scenario	422,473	-	-	9.88	-	412,478	10.16	-	7.0
- 100 Basis Points	437,907	15,434	3.65	10.08	20	403,261	9.84	(32)	7.0
- 200 Basis Points	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	7.0

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

The Pre-Shock Scenario NPV increased from $412.5 million at December 31, 2009 to $422.5 million at June 30, 2010.  The NPV Ratio at June 30, 2010 was 9.88% in the Pre-Shock Scenario, compared to 10.16% at December 31, 2009.  The increase in the Pre-Shock Scenario NPV was due primarily to an increase in the valuation of multifamily loans (reflecting lower marketplace offering rates on such loans at June 30, 2010 compared to December 31, 2009). Despite the increase in the Pre-Shock Scenario NPV balance during the comparative period, the Pre-Shock Scenario NPV Ratio declined, reflecting the growth in assets from December 31, 2009 to June 30, 2010.

The Bank’s +200 basis point Rate Shock Scenario NPV increased from $373.3 million at December 31, 2009 to $405.2 million at June 30, 2010.  The increase resulted primarily from a more favorable valuation of multifamily loans at June 30, 2010 compared to December 31, 2009, reflecting a decline in their estimated term to next interest rate repricing at June 30, 2010 compared to December 31, 2009.  Assets with a reduced term to next interest rate repricing generate a more favorable NPV in a rising rate interest rate environment.  As a result, the decline in the NPV of total assets from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario was lower at June 30, 2010 than December 31, 2009.  In addition, the liquid balances generated by increased escrow funds accumulated on mortgage loans during the three months ended June 30, 2010 favorably impacted the change in asset valuation from the Pre-Shock Scenario NPV to the +200 basis point Rate Shock Scenario NPV.

The NPV Ratio was 9.72% in the +200 basis point Rate Shock Scenario at June 30, 2010, an increase from the NPV Ratio of 9.48% in the +200 basis point Rate Shock Scenario at December 31, 2009.  The increase reflected the aforementioned increase in the +200 basis point Rate Shock Scenario NPV during the comparative period.

        At June 30, 2010, the interest rate sensitivity in the +200 basis point Rate Shock Scenario was negative 16 basis points, compared to interest rate sensitivity of negative 68 basis points in the +200 basis point Rate Shock Scenario at December 31, 2009.  The reduction in sensitivity was due primarily to less sensitivity in the valuation of multifamily loans in the +200 basis point Rate Shock Scenario at June 30, 2010 compared to December 31, 2009, as the majority of these loans moved closer to their contractual repricing.

Item 4.  Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2010, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2010 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

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

Item 1A.   Risk Factors

Except for the following item, there were no material changes from the risks disclosed in the Risk Factors section of the Company's Annual Report on Form 10-K for the Year Ended December 31, 2009.

The recent adoption of regulatory reform legislation may have a material effect on the Company’s operations and capital requirements.

On July 21, 2010, President Obama signed the Reform Act into law. The Reform Act is intended to address perceived weaknesses in the U.S. financial regulatory system and to prevent future economic and financial crises. There are many provisions of the Reform Act that are to be implemented through regulations to be adopted by the federal bank regulatory agencies within specified time frames following the effective date of the Reform Act, which creates a risk of uncertainty as to the ultimate effect of such provisions.  The Company does not believe that the Reform Act will have a material impact on its core operations.  However, the Company believes the following provisions of the Reform Act will have an impact on the Company, though it is not possible for the Company to determine at this time whether and to what extent the Reform Act will have a material effect on its business, financial condition or results of operations:

• New Regulatory Regime.  On July 21, 2011, unless the Secretary of the Treasury opts to delay such date for up to an additional six months, the OTS will be eliminated and the Office of the Comptroller of the Currency (the “OCC”) will assume the regulation of all federal savings associations, such as the Bank.  The Board of Governors of the Federal Reserve System (the “FRB”) will acquire the OTS’s authority over all savings and loan holding companies, such as the Holding Company, and will also become the supervisor of all subsidiaries of savings and loan holding companies other than depository institutions.  As a result, the Holding Company and the Bank will be subject to regulation, supervision and examination by two federal bank regulatory agencies, the OCC and the FRB, rather than solely the OTS, as is the current structure.  The Reform Act also provides for the creation of the Bureau of Consumer Financial Protection (“CFPB”).  With respect to insured depository institutions with less than $10 billion in assets, such as the Bank, the CFPB will have exclusive authority to issue new consumer protection regulations, and may participate in examinations conducted by the federal bank regulatory agencies to determine compliance with  consumer protection laws and regulations, although the CFPB will have no enforcement authority with respect to these matters.  As a new independent Bureau within the FRB, it is possible that the CFPB will focus more attention on consumers and may impose requirements more severe than the previous bank regulatory agencies.

• Consolidated Holding Company Capital Requirements.  The Reform Act requires the federal bank regulatory agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies.  These requirements must be no less than those to which insured depository institutions are currently subject, and the new requirements will eliminate the use of trust preferred securities issued after May 19, 2010 as a component of Tier 1 capital for depository institution holding companies of the Holding Company’s size, although because the Company had less than $15 billion of consolidated assets as of December 31, 2009, the Holding Company will be permitted to include any trust preferred securities issued before May 19, 2010 as an element of Tier 1 capital.  As a result of the foregoing, on the fifth anniversary of the effective date of the Reform Act, the Company will become subject to consolidated capital requirements to which the Company has not been previously subject, and the Company will not be permitted to include any trust preferred securities issued after May 19, 2010 as a component of Tier 1 capital when the Company becomes subject to these consolidated capital requirements.

• Deposit Insurance Assessments.  The Reform Act increases the minimum designated reserve ratio for the DIF from 1.15% to 1.35% of insured deposits, which must be reached by September 30, 2020, and provides that in establishing the assessments necessary to satisfy the new requirement, the FDIC shall offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, such as the Bank, so that more of the cost of raising the reserve ratio will be borne by the institutions with more than $10 billion in assets.  In addition, deposit insurance assessments will now be based on the Company’s average consolidated total assets minus the Company’s average tangible equity, rather than on the Company’s deposit bases.  It is unknown at this time what effect the foregoing will have on the Company’s deposit insurance premiums.

• Roll Back of Federal Preemption.  The Reform Act significantly rolls back the federal preemption of state consumer protection laws that is currently provided to federal savings associations and national banks by (i) requiring that a state consumer financial law prevent or significantly interfere with the exercise of a federal savings association’s or national bank’s powers before it can be preempted, (ii) mandating that any preemption decision be made on a case by case basis rather than a blanket rule, and (iii) ending the applicability of preemption to subsidiaries and affiliates of national banks and federal savings associations.  As a result, the Company may now be subject to state consumer protection laws in each state where the Company does business, and those laws may be interpreted and enforced differently in different states.

The Reform Act also includes provisions, subject to further rulemaking by the federal bank regulatory agencies, that may affect the Company’s future operations, including provisions that create minimum standards for the origination of mortgages, restrict proprietary trading by banking entities, restrict the sponsorship of and investment in hedge funds and private equity funds by banking entities and that remove certain obstacles to the conversion of savings associations to national banks.  The Company will not be able to determine the impact of these provisions until final rules are promulgated to implement these provisions and other regulatory guidance is provided interpreting these provisions.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(c) The Holding Company did not repurchase any shares of its common stock into treasury during the three months ended June 30, 2010.  No existing repurchase programs expired during the three months ended June 30, 2010, nor did the Company terminate any repurchase programs prior to expiration during the quarter.  As of June 30, 2010, the Company had an additional 1,124,549 shares remaining eligible for repurchase under its twelfth stock repurchase program, which was publicly announced in June 2007.

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
   from time to time of the Series B Capital Securities of Dime Community Capital Trust I (8)

10.1	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Vincent F. Palagiano (15)
10.2	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Michael P. Devine (15)
10.3	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Kenneth J. Mahon (15)
10.4	Employment Agreement between Dime Community Bancorp, Inc. and Vincent F. Palagiano (15)
10.5	Employment Agreement between Dime Community Bancorp, Inc. and Michael P. Devine (15)
10.6	Employment Agreement between Dime Community Bancorp, Inc. and Kenneth J. Mahon (15)
10.7	Form of Employee Retention Agreement by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain officers (4)
10.7(i)	Amendment to Form of Employee Retention Agreement by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain officers (15)
10.8	The Benefit Maintenance Plan of Dime Community Bancorp, Inc. (17)
10.9	Severance Pay Plan of The Dime Savings Bank of Williamsburgh (15)
10.10	Retirement Plan for Board Members of Dime Community Bancorp, Inc. (15)

10.11	Dime Community Bancorp, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees, as amended by amendments number 1 and 2 (5)
10.12	Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc., as amended by amendments number 1 and 2 (5)
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

10.15	Form of award notice for outside directors under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc. (5)
10.16	Form of award notice for officers and employees under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc. (5)
10.17	Financial Federal Savings Bank Incentive Savings Plan in RSI Retirement Trust (6)
10.18	Financial Federal Savings Bank Employee Stock Ownership Plan (6)
10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (7)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (14)
10.22	Waiver executed by Vincent F. Palagiano (11)
10.23	Waiver executed by Michael P. Devine (11)
10.24	Waiver executed by Kenneth J. Mahon (11)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (10)
10.26	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Christopher D. Maher (15)
10.27	Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (10)
10.28	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Daniel Harris (15)
10.29	Dime Community Bancshares, Inc. Annual Incentive Plan (15)
10.30	The Dime Savings Bank of Williamsburgh 401(K) Plan (Amended and Restated Effective January 1, 2010) (17)
10.31	Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (15)
12.1	Computation of ratios of earnings to fixed charges.
31(i).1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31(i).2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

(1)	Incorporated by reference to the registrant's Transition Report on Form 10-K for the transition period ended December 31, 2002 filed on March 28, 2003.
(2)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 filed on September 28, 1998.
(3)	Incorporated by reference to the registrant's Current Report on Form 8-K dated April 9, 1998 and filed on April 16, 1998.
(4)	Incorporated by reference to Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed on September 26, 1997.
(5)
Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed on September 26, 1997, and the Current Reports on Form 8-K filed on March 22, 2004 and March 29, 2005.

(6)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed on September 28, 2000.
(7)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003.
(8)	Incorporated by reference to Exhibits to the registrant’s Registration Statement No. 333-117743 on Form S-4 filed on July 29, 2004.
(9)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 15, 2004.
(10)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2005.
(11)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005.
(12)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 9, 2006.
(13)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 12, 2008.

(14)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 8, 2008.
(15)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 16, 2009.
(16)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on May 11, 2009
(17)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on May 10, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: August 9, 2010	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: August 9, 2010	By: /s/ KENNETH J. MAHON
Kenneth J. Mahon
First Executive Vice President and Chief Financial Officer (Principal Accounting Officer)