Form 10-Q
period 2010-09-30
DIME COMMUNITY BANCSHARES INC
filed 2010-11-09
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                      September 30, 2010
OR

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

LARGE ACCELERATED FILER ___	ACCELERATED FILER X	NON -ACCELERATED FILER ___	SMALLER REPORTING COMPANY ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES                                       NO            X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at November 8, 2010
$.01 Par Value	34,583,180

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Statements of Financial Condition at September 30, 2010 and December 31, 2009	3
	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three-Month and Nine-Month Periods Ended September 30, 2010 and 2009	4
	Condensed Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2010 and 2009	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	6
	Notes to Consolidated Financial Statements	7-22
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22-41
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41-42
Item 4.	Controls and Procedures	42-43
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43-44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 5.	Other Information	44
Item 6.	Exhibits	44-46
	Signatures	47

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

Item 1.  Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)

	September 30, 2010	December 31, 2009
ASSETS:
Cash and due from banks	$70,761	$39,338
Federal funds sold and other short-term investments	23,848	3,785
Investment securities held-to-maturity (estimated fair value of $3,865 and $5,330 at September 30, 2010 and December 31, 2009, respectively) (Fully unencumbered)	6,639	7,240
Investment securities available-for-sale, at fair value ($52,935 and $27,646 encumbered at September 30, 2010 and December 31, 2009, respectively)	64,675	43,162
Mortgage-backed securities available-for-sale, at fair value ($159,535 and $221,048 encumbered at September 30, 2010 and December 31, 2009, respectively)	165,221	224,773
Trading securities	1,420	-
Loans:
One-to-four family and cooperative apartment	119,991	131,475
Multifamily residential and underlying cooperative	2,456,348	2,377,278
Commercial real estate	823,018	834,724
Construction and land acquisition	16,348	44,544
Unearned discounts and net deferred loan fees	4,526	4,017
Total real estate loans, net	3,420,231	3,392,038
Other loans	2,327	3,221
Less allowance for loan losses	(16,942)	(21,505)
Total loans, net	3,405,616	3,373,754
Loans held for sale	4,879	416
Premises and fixed assets, net	31,224	29,841
Federal Home Loan Bank of New York ("FHLBNY") capital stock	47,848	54,083
Other real estate owned ("OREO")	85	755
Goodwill	55,638	55,638
Other assets	118,914	119,489
Total Assets	$3,996,768	$3,952,274
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,260,700	$2,110,387
Non-interest bearing deposits	119,966	106,449
Total deposits	2,380,666	2,216,836
Escrow and other deposits	91,965	65,895
Securities sold under agreements to repurchase	195,000	230,000
FHLBNY advances	904,525	1,009,675
Subordinated notes payable	-	25,000
Trust Preferred securities payable	70,680	70,680
Other liabilities	31,470	39,415
Total Liabilities	$3,674,306	$3,657,501
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at September 30, 2010 and December 31, 2009)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 51,151,115 shares and 51,131,784 shares issued at September 30, 2010 and December 31, 2009, respectively, and 34,547,769 shares and 34,395,531 shares outstanding at September 30, 2010 and December 31, 2009, respectively)	$511	$511
Additional paid-in capital	224,239	214,654
Retained earnings	323,777	306,787
Accumulated other comprehensive loss, net of deferred taxes	(5,073)	(5,082)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(3,528)	(3,701)
Unearned Restricted Stock Award common stock	(3,226)	(2,505)
Common stock held by Benefit Maintenance Plan ("BMP")	(7,979)	(8,007)
Treasury stock, at cost (16,603,346 shares and 16,736,253 shares at September 30, 2010 and December 31, 2009, respectively)	(206,259)	(207,884)
Total Stockholders' Equity	$322,462	$294,773
Total Liabilities And Stockholders' Equity	$3,996,768	$3,952,274
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income:
Loans secured by real estate	$50,648	$48,422	$151,839	$144,412
Other loans	28	35	97	110
Mortgage-backed securities	1,846	2,748	6,199	8,997
Investment securities	290	76	1,009	515
Federal funds sold and other short-term investments	702	809	2,125	2,170
Total interest income	53,514	52,090	161,269	156,204
Interest expense:
Deposits and escrow	7,383	9,156	22,986	35,086
Borrowed funds	11,855	13,965	38,036	41,720
Total interest expense	19,238	23,121	61,022	76,806
Net interest income	34,276	28,969	100,247	79,398
Provision for loan losses	667	3,769	7,948	8,661
Net interest income after provision for loan losses	33,609	25,200	92,299	70,737
Non-interest income:
Total other than temporary impairment ("OTTI") losses	(1,858)	(675)	(2,594)	(7,939)
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	219	119	282	1,457
Net OTTI recognized in earnings	(1,639)	(556)	(2,312)	(6,482)
Service charges and other fees	1,284	1,376	3,165	3,118
Net mortgage banking (loss) income	316	246	829	(66)
Net gain on securities and sales of other assets (1)	76	-	861	339
Income from bank owned life insurance	472	511	1,464	1,506
Other	559	527	2,028	1,500
Total non-interest income (loss)	1,068	2,104	6,035	(85)
Non-interest expense:
Salaries and employee benefits	7,497	7,047	22,966	20,586
Stock benefit plan amortization expense	1,017	894	2,957	2,772
Occupancy and equipment	2,190	1,926	7,096	5,894
Federal deposit insurance premiums	1,116	960	3,099	4,531
Data processing costs	766	754	2,328	2,240
Provision for losses on OREO	65	-	422	-
Other	2,241	2,060	7,506	6,550
Total non-interest expense	14,892	13,641	46,374	42,573
Income before income taxes	19,785	13,663	51,960	28,079
Income tax expense	8,430	5,337	21,131	9,987
Net income	$11,355	$8,326	$30,829	$18,092
Earnings per Share:
Basic	$0.34	$0.25	$0.93	$0.55
Diluted	$0.34	$0.25	$0.93	$0.55
(1) Amount includes periodic valuation gains or losses on trading securities.

STATEMENTS OF COMPREHENSIVE INCOME
Net Income	$11,355	$8,326	$30,829	$18,092
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to- maturity, net of taxes of $12 and $51 during the three months ended September 30, 2010 and 2009, respectively, and $41 and $858 during the nine months ended September 30, 2010 and 2009, respectively	15	61	51	1,042
Reduction in non-credit component of OTTI charge, net of taxes of $601 and $217 during the three months ended September 30, 2010 and 2009, respectively, and $905 and $385 during the nine months ended September 30, 2010 and 2009, respectively	731	263	1,101	467
Non-credit component of OTTI charge recognized during the period, net of tax benefits of $(99) and $(54) during the three months ended September 30, 2010 and 2009, respectively, and $(126) and $(658) during the nine months ended September 30, 2010 and 2009, respectively	(120)	(65)	(156)	(799)
Reclassification adjustment for securities sold during the period, net of taxes of $384 and $127 during the nine months ended September 30, 2010 and 2009, respectively	-	-	(467)	(236)
Net unrealized securities gains arising during the period, net of taxes of $(348) and $1,166 during the three months ended September 30, 2010 and 2009, respectively, and $131 and $4,621 during the nine months ended September 30, 2010 and 2009, respectively	(422)	1,416	160	5,850
Defined benefit plan adjustments, net of tax benefits of $(560) during the nine months ended September 30, 2010	-	-	(680)	-
Comprehensive Income	$11,559	$10,001	$30,838	$24,416
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 (Dollars in thousands)
	Nine Months Ended September 30,
	2010	2009
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Common Stock (Par Value $0.01):
Balance at beginning of period	$511	$511
Balance at end of period	511	511
Additional Paid-in Capital:
Balance at beginning of period	214,654	213,917
Stock options exercised	165	43
Forfeited restricted stock award shares returned to treasury stock	3	-
Tax (expense) benefit of stock plans	88	(130)
BMP award distribution	(28)	-
BMP reclassification	8,007	-
Amortization of excess fair value over cost – ESOP stock and stock options expense	1,303	1,266
Release from treasury stock for restricted stock award shares	47	(842)
Balance at end of period	224,239	214,254
Retained Earnings:
Balance at beginning of period	306,787	297,848
Net income for the period	30,829	18,092
Cash dividends declared and paid	(13,971)	(13,865)
Cumulative effect adjustment for the adoption of Accounting Standards Codification (“ASC”) 320-10-65, net of taxes of $1,034	-	1,255
BMP reclassification	132	-
Balance at end of period	323,777	303,330
Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of period	(5,082)	(11,111)
Cumulative effect adjustment for the adoption of ASC 320-10-65, net of taxes of $1,034 during the nine months ended September 30, 2009	-	(1,255)
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of tax	51	1,042
Non-credit component of OTTI charge recognized during the period, net of tax	(156)	(799)
Reduction in non-credit component of OTTI during the period, net of tax	1,101	467
Decrease in unrealized loss on available-for-sale securities during the period	(307)	5,614
Adjustments related to defined benefit plans, net of tax	(680)	-
Balance at end of period	(5,073)	(6,042)
ESOP:
Balance at beginning of period	(3,701)	(3,933)
Amortization of earned portion of ESOP stock	173	174
Balance at end of period	(3,528)	(3,759)
Unearned Restricted Stock Award Common Stock:
Balance at beginning of period	(2,505)	(1,790)
Amortization of earned portion of restricted stock awards	954	775
Forfeited restricted stock award shares returned to treasury stock	149	-
Release from treasury stock for restricted stock award shares	(1,824)	(1,745)
Balance at end of period	(3,226)	(2,760)
Treasury Stock, at cost:
Balance at beginning of period	(207,884)	(210,471)
Forfeited restricted stock award shares returned to treasury stock	(152)	-
Release from treasury stock for restricted stock award shares	1,777	2,587
Balance at end of period	(206,259)	(207,884)
Common Stock Held by BMP:
Balance at beginning of period	(8,007)	(8,007)
BMP award distribution	28	-
Balance at end of period	(7,979)	(8,007)
TOTAL STOCKHOLDERS' EQUITY	$322,462	$289,643
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In thousands)

	Nine Months Ended September 30 ,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$30,829	$18,092
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss on sale of OREO	10	92
Net gain on sale of loans originated for sale	(321)	(674)
Net gain on sale of investment securities available-for-sale	(609)	(431)
Net gain recognized on the transfer of securities from available-for-sale into trading	(242)	-
Net gain on trading securities	(20)	-
Net depreciation and amortization	1,892	1,932
ESOP compensation expense	740	590
Stock plan compensation (excluding ESOP)	1,690	1,625
Provision for loan losses	7,948	8,661
Provision for losses on OREO	422	-
Provision to increase the liability for loans sold with recourse	-	1,403
Recovery of write down of mortgage servicing asset	-	(60)
OTTI charge for investment securities recognized in earnings	2,312	6,482
Increase in cash surrender value of Bank Owned Life Insurance	(1,464)	(1,506)
Deferred income tax credit	696	(6,082)
Excess tax cost (benefit) of stock plans	(88)	130
Changes in assets and liabilities:
Origination of loans held for sale	(22,361)	(14,743)
Proceeds from sale of loans held for sale	22,753	115,417
Decrease in other assets	1,317	547
(Decrease) Increase in other liabilities	(938)	10,982
Net cash provided by operating activities	44,566	142,457
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in federal funds sold and other short term investments	(20,063)	(560)
Proceeds from principal repayments of investment securities held-to-maturity	124	202
Proceeds from maturities of investment securities available-for-sale	-	100
Proceeds from calls and principal repayments of investment securities available-for-sale	46,510	-
Proceeds from sales of investment securities available-for-sale	2,519	10,359
Purchases of investment securities available-for-sale	(71,429)	(22,000)
Principal collected on mortgage backed securities available-for-sale	59,062	63,846
Purchases of mortgage backed securities available-for-sale	-	-
Net increase in loans	(44,664)	(120,131)
Proceeds from the sale of OREO	558	208
Purchases of fixed assets, net	(3,027)	(792)
Redemption of FHLBNY capital stock	6,235	1,602
Net cash used in investing activities	(24,175)	(67,166)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in due to depositors	163,830	(64,053)
Net increase (decrease) in escrow and other deposits	26,070	(48,806)
Decrease in securities sold under agreements to repurchase	(35,000)	-
Decrease in FHLBNY advances	(105,150)	(60,000)
Repayment of subordinated note	(25,000)	_
Cash dividends paid	(13,971)	(13,865)
Exercise of stock options	165	43
Excess tax (cost) benefit of stock plans	88	(130)
Net cash provided by (used in) financing activities	11,032	(186,811)
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	31,423	(111,520)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	39,338	211,020
CASH AND DUE FROM BANKS, END OF PERIOD	$70,761	$99,500
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$22,385	$8,189
Cash paid for interest	61,801	76,548
Loans transferred to OREO	320	168
Portfolio loans transferred to held for sale	-	100,000
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	92	166
Reversal of unrealized loss on securities transferred from available-for-sale to held-to-maturity	-	1,734
Net decrease in the non-credit component of OTTI	(1,724)	(605)
Adjustments to other comprehensive income from defined benefit plans, net of tax	$(680)	-
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

The Bank maintains its headquarters in the Williamsburg section of Brooklyn, New York and operates twenty-five full service retail banking offices located in the New York City boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank’s principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, one- to four-family residential, construction and land acquisition, and consumer loans, as well as mortgage-backed securities (“MBS”), obligations of the U.S. Government and Government Sponsored Entities ("GSEs"), and corporate debt and equity securities.

2.   SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of September 30, 2010, the results of operations and statements of comprehensive income for the three-month and nine-month periods ended September 30, 2010 and 2009, and the changes in stockholders' equity and cash flows for the nine months ended September 30, 2010 and 2009.  The results of operations for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2010.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the SEC.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Please see “Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of areas in the accompanying condensed consolidated financial statements where significant estimates are utilized.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2009 and notes thereto.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010. the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" ("ASU 2010-20").  ASU 2010-20 requires companies to provide a greater level of disaggregated information regarding: (1) the credit quality of their financing receivables; and (2) their allowance for credit losses.  ASU 2010-20 further requires companies to disclose credit quality indicators, past due information, and modifications of their financing receivables. For public companies, ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010.  ASU 2010-20 encourages, but does not require, comparative disclosures for earlier reporting periods that ended before initial adoption.  Adoption of ASU 2010-20 is not expected to have a material impact upon the Company's consolidated financial condition or results of operations.

In February 2010, the FASB issued ASU No. 2010-11,  "Derivatives and Hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives"  ("ASU 2010-11").  ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation (separate accounting) requirements, and addresses various accounting issues associated with subordination of one financial instrument to another. ASU 2010-11 affirms that a credit derivative feature related to the transfer of credit risk that is the only form of subordination of one financial instrument to another is not subject to the embedded derivative bifurcation requirement.  Under ASU 2010-11, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may thus need to separately account for the embedded credit derivative feature.  In initially adopting ASU 2010-11, an entity may elect the fair value option for any investment in a beneficial interest in a securitized financial asset.  The election must be made on an instrument-by-instrument basis at the beginning of the fiscal quarter of initial adoption.  However, an entity must perform an impairment analysis of the investment before the initial adoption.  ASU 2010-11 is effective at the beginning of an entity’s first fiscal quarter commencing after June 15, 2010.   Adoption of ASU 2010-11 did not have a material effect upon the Company's financial condition or results of operations.

In January 2010, FASB issued Accounting Standards Update No. 2010-06, " Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements" ("ASU 2010-6").  ASU 2010-6 required new disclosures related to transfers in and out of fair value hierarchy Levels 1 and 2, as well as certain activities for assets whose fair value is measured under the Level 3 hierarchy. ASU 2010-6 also provided amendments clarifying the level of disaggregation and disclosures about inputs and valuation techniques along with conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-6 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of ASU 2010-6 has not had, and is not expected to have, a material impact upon the Company's financial condition or results of operations.

4.   TREASURY STOCK

The Company did not repurchase any shares of treasury stock during the nine months ended September 30, 2010 and 2009.  On April 30, 2010, 143,083 shares of the Company's common stock were released from treasury in order to fulfill benefit obligations under the Company’s 2004 Stock Incentive Plan.  The closing price of the Company's common stock on that date was $12.75.  The shares were released utilizing the average historical cost method.

During the nine months ended September 30, 2010, the Company returned 10,176 forfeited restricted stock awards into treasury stock.

5.   ACCOUNTING FOR GOODWILL

The Company has designated the last day of its fiscal year as its date for annual impairment testing.  The Company performed an impairment test as of December 31, 2009 and concluded that no impairment of goodwill existed.  No events or circumstances have occurred subsequent to December 31, 2009 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or circumstances would require the immediate performance of an impairment test in accordance with ASC 350.

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

The following is a reconciliation of the numerators and denominators of basic EPS and diluted EPS for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in Thousands)
Numerator:
Net Income per the Consolidated Statements of Operations	$11,355	$8,326	$30,829	$18,092
Denominator:
Weighted-average number of shares outstanding utilized in the calculation of basic EPS	33,297,297	33,094,672	33,237,395	33,001,416
Common stock equivalents resulting from the dilutive effect of "in-the-money" outstanding stock options	110,192	39,429	104,329	4,196
Anti-dilutive effect of tax benefits associated with "in-the-money" outstanding stock options	(12,967)	(7,160)	(13,150)	(63)
Weighted average number of shares outstanding utilized in the calculation of diluted EPS	33,394,522	33,126,941	33,328,574	33,005,549

Common stock equivalents resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the Holding Company's common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 2,666,287 and 2,703,186 weighted-average stock options outstanding for the three-month periods ended September 30, 2010 and 2009, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.  There were 2,721,171 and 3,081,287 weighted-average stock options outstanding for the nine-month periods ended September 30, 2010 and 2009, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

7.    ACCOUNTING FOR STOCK BASED COMPENSATION

During the three-month and nine-month periods ended September 30, 2010 and 2009, the Holding Company and Bank maintained the Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees; the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees; and the 2004 Stock Incentive Plan (collectively the "Stock Plans"), which are discussed more fully in Note 15 to the Company's audited consolidated financial statements for the year ended December 31, 2009, and which are subject to the accounting requirements of ASC 505-50 and ASC 718.

Stock Option Awards

Combined activity related to stock options granted under the Stock Plans during the periods presented was as follows:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in Thousands, Except per Share Amounts)
Options outstanding – beginning of period	3,327,984	3,319,135	3,266,920	3,116,564
Options granted	-	-	97,294	205,633
Weighted average exercise price of grants	-	-	$12.75	$8.34
Options exercised	-	9,465	19,331	9,465
Weighted average exercise price of exercised options	-	$4.56	8.53	$4.56
Options forfeited	-	22,750	16,899	25,812
Weighted average exercise price of forfeited options	-	$17.67	$14.30	$17.34
Options outstanding – end of period	3,327,984	3,286,920	3,327,984	3,286,920
Weighted average exercise price of outstanding options at the end of period	$14.54	$14.57	$14.54	$14.57
Remaining options available for grant	553,738	747,040	553,738	747,040
Exercisable options at end of period	2,860,928	2,558,915	2,860,928	2,558,915
Weighted average exercise price of exercisable options at the end of period	$14.86	$15.17	$14.86	$15.17
Cash received for option exercise cost	-	43	165	43
Income tax benefit recognized	-	-	20	-
Compensation expense recognized	246	233	738	850
Remaining unrecognized compensation expense	928	1,574	928	1,574
Weighted average remaining years for which compensation expense is to be recognized	1.8	2.1	1.8	2.1

The range of exercise prices and weighted-average remaining contractual lives of options outstanding, vested and unvested, under the Stock Plans were as follows:

	Outstanding Options as of September 30, 2010
Range of Exercise Prices	Amount	Weighted Average Exercise Price	Weighted Average Contractual Years Remaining	Vested Options as of September 30, 2010
$8.00 - $8.50	187,709	$8.34	8.6	86,695
$10.50 - $11.00	376,694	10.91	1.1	376,694
$12.50 - $13.00	97,294	12.75	9.6	-
$13.01-$13.50	526,566	13.16	2.3	526,566
$13.51-$14.00	930,125	13.74	6.6	709,125
$14.50-$15.00	34,425	14.92	7.4	17,212
$15.01-$15.50	318,492	15.10	4.7	318,492
$16.00-$16.50	76,320	16.45	4.3	76,320
$16.51-$17.00	61,066	16.73	7.8	30,531
$18.00-$18.50	80,000	18.18	7.7	80,000
$19.50-$20.00	639,293	19.90	3.3	639,293
Total	3,327,984	$14.54	4.7	2,860,928

The weighted average exercise price and contractual years remaining for vested options under the Stock Plans were $14.86 and 4.2 years, respectively, at September 30, 2010.  There were no grants of options during the three months ended September 30, 2010 and 2009.  The weighted average fair value per option at the date of grant for stock options granted during the nine months ended September 30, 2010 and 2009 was estimated as follows:

	Nine Months Ended September 30,
	2010	2009
Total options granted	97,294	205,633
Estimated fair value on date of grant	$3.70	$1.73
Pricing methodology utilized	Black- Scholes	Black- Scholes
Expected life (in years)	5.99	5.99
Interest rate	2.76%	2.39%
Volatility	43.69	41.34
Dividend yield	4.39	6.72

Restricted Stock Awards

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

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan during the periods indicated:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in Thousands)
Unvested allocated shares – beginning of period	332,866	295,066	295,066	141,710
Shares granted	-	-	143,083	207,197
Shares vested	-	-	95,107	52,810
Shares forfeited	-	-	10,176	1,031
Unvested allocated shares – end of period	332,866	295,066	332,866	295,066
Unallocated shares - end of period	-	-	-	-
Compensation recorded to expense	$347	$255	$954	$775
Income tax (expense) benefit recognized	-	25	68	(131)

8.   ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for loans owned by the Bank were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in Thousands)
Balance at beginning of period	$23,350	$19,991	$21,505	$17,454
Provision for loan losses	667	3,769	7,948	8,661
Charge-offs	(6,817)	(3,619)	(12,610)	(6,038)
Recoveries	-	-	-	15
Transfer from (to) reserves on loan commitments	(258)	120	99	169
Balance at end of period	$16,942	$20,261	$16,942	$20,261

Management's quarterly evaluation of the loan loss reserves considers not only performance of the current owned and serviced loan portfolios, but also general credit conditions and volume of new business, in determining the timing and amount of any future credit loss provisions. The provision for loan losses recognized during the three-month and nine-month periods ended September 30, 2010 and 2009 reflected the conditions existing in the Company's local real estate marketplace during these periods.  Please see “Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Loan Losses and Reserve Liability on Loan Origination Commitments” for a further discussion of activity related to the allowance for loan losses during the three and nine month periods ended September 30, 2010 and 2009.

9.   FIRST LOSS EXPOSURE ON SERVICED LOANS

From December 2002 through February 2009, the Bank sold multifamily loans to Fannie Mae ("FNMA").  Pursuant to the sale agreement, the Bank retained an obligation (off-balance sheet contingent liability) to absorb a portion of any losses (as defined in the agreement) incurred by FNMA in connection with the loans sold (the "First Loss Position").  The Bank has established a liability account for probable credit losses in connection with the First Loss Position.  The reserve liability, similar to the Company’s calculation for our allowance for loan losses, is determined based upon an analysis of two components: performing and non-performing loans.  Provisions for performing loans are applied the same loss percentage at origination as is applied to comparable loans originated for portfolio.  Since the first loss position is not impacted by loan seasoning, no adjustments are made to the initial loss percentages applied to the FNMA performing loans.  Delinquent potential problem loans are individually evaluated for impairment and a reserve is established for probable credit losses.

The following is a summary of the aggregate balance of multifamily loans serviced for FNMA, the period-end balance of the total First Loss Position associated with these loans, and activity related to the liability established for the First Loss Position.

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in Thousand)
Outstanding balance of multifamily loans serviced for FNMA at period end	$392,582	$450,238	$392,582	$450,238
Total First Loss Position at end of period	18,697	21,865	18,697	21,865
Liability Against the Total First Loss Position
Balance at beginning of period	$2,993	$3,459	$4,373	$5,573
Additions for loans sold during the period	-	-	-	15
Transfer out for serviced loans re-acquired by the Bank	-	(178)	(1,123)	(3,545)
Provision for losses on problem loans(1)	-	-	-	1,403
Charge-offs and other net reductions in balance	-	(22)	(257)	(187)
Balance at period end	$2,993	$3,259	$2,993	$3,259
(1) Amount recognized as a component of mortgage banking income during the period.

During the nine-months ended September 30 2010, the Bank received approval from FNMA to reduce the total First Loss Position by $1.5 million for losses incurred.  As of September 30, 2010, the Bank had outstanding requests for approval from FNMA to reduce the First Loss Position by an additional $3.6 million for losses incurred on loans sold during the nine months ended September 30, 2010.  In October 2010, FNMA approved $1.9 million of this amount, with the remaining $1.7 million still pending approval.

The Bank has elected to periodically repurchase problematic or non-problematic loans from within the FNMA serviced loan pool.  The repurchase of problematic loans are made in order to expedite their resolution and control losses.  All such elections have been made on an individual loan/borrower basis.  All repurchases from FNMA are made at par, and any reserves recognized on the re-acquired loan within the FNMA reserve analysis serve to reduce the recorded balance of the loan when it is transferred to the Bank’s portfolio.  In most instances, all economic losses realized by the Bank on the re-acquired loans can be applied against the First Loss Position, and any material exceptions for individual loans are disclosed in the Company’s public filings.

From January 2009 through September 30, 2010, 18 problematic loans totaling $24.0 million were repurchased at par from FNMA, and aggregate economic losses of $8.1 million were recognized on these loans, of which $5.3 million were recognized prior to re-acquisition and $2.8 million were recognized subsequent to re-acquisition.   As of September 30, 2010, FNMA had approved an aggregate reduction of $5.0 million to the First Loss Position as a result of losses incurred by the Bank on this pool of loans.

Since the Bank is fully responsible for all losses on loans up to our first loss position, it has greater incentive to minimize losses. Had the resolution of these loans been left to FNMA to manage, management believes that the ultimate losses recognized would have been greater.

During the three months ended September 30, 2010, the Bank did not re-acquire any problematic loans within the pool of loans serviced for FNMA.  During the three months ended September 30, 2009, the Bank re-acquired three problematic loans within the pool of loans serviced for FNMA having an aggregate principal balance of $1.8 million.  Upon re-acquisition, aggregate liabilities of $178,000 that were recorded related to these loans within the liability for the First Loss Position served to reduce the outstanding principal balance of the loans (reflecting a write-down of their outstanding principal balance to the lower of the current appraised or likely realizable value of the loan or underlying collateral).  During the nine months ended September 30, 2010, the Bank re-acquired sixteen loans  (problematic or non-problematic) within the pool of loans serviced for FNMA having an aggregate principal balance of $22.3 million.  Upon re-acquisition, aggregate liabilities of $1.1 million that were recorded related to problematic loans within the liability for the First Loss Position served to reduce the outstanding principal balance of the loans (reflecting a write-down of their outstanding principal balance to the likely realizable value of the loan or underlying collateral).  During the nine months ended September 30, 2009, the Bank re-acquired eleven problem loans within the pool of loans serviced for FNMA having an aggregate principal balance of $8.8 million.  Upon re-acquisition, aggregate liabilities of $3.6 million that were recorded related to these loans within the liability for the First Loss Position served to reduce the outstanding principal balance of the loans (reflecting a write-down of their outstanding principal balance to the likely realizable value of the loan or underlying collateral).

10.   INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following is a summary of major categories of securities owned by the Company at September 30, 2010.

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses		Book Value	Other Unrealized Losses	Fair Value
			(Dollars in Thousands)
Held-to-Maturity:
Pooled bank trust preferred securities	$19,431	$11,347	$(2,700)	-	$(2,008	)(2)	$6,639	$(2,774)	$3,865
Available-for-sale:
Mutual fund investments	4,924	3,500	-	733	-		4,233	-	4,233
Agency notes	60,390	60,390	-	52	-		60,442	-	60,442
Pass-through MBS issued by GSEs	113,667	113,667	-	6,241	-		119,908		119,908
Collateralized mortgage obligations ("CMOs") issued by GSEs	39,208	39,208	-	1,295	-		40,503	-	40,503
Private issuer pass through MBS	2,495	2,495	-	-	(94)		2,401	-	2,401
Private issuer CMOs	2,344	2,344	-	65	-		2,409	-	2,409
Total	$242,459	$232,951	$(2,700)	$8,386	$(2,102)		$236,535	$(2,774)	$233,761
(1) Amount represents the purchase amortized / historical cost less any credit-related OTTI charges recognized through earnings.
(2) Amount represents the unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on
     September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

The pooled bank trust preferred securities held-to-maturity had a weighted average term to maturity of 24.4 years at September 30, 2010.

At September 30, 2010, the agency note investments in the above table had contractual maturities as follows:

	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due after one year through five years	$60,000	$60,050
Due after five years through ten years	390	392
	$60,390	$60,442

At September 30, 2010, MBS available-for-sale (which include pass-through MBS issued by GSEs, CMOs issued by GSEs, private issuer pass through MBS and private issuer CMOs) possessed a weighted average contractual maturity of 16.9 years and a weighted average estimated duration of 2.2 years.  There were no sales of MBS available-for-sale during the nine months ended September 30, 2010 and 2009.

Proceeds from the sales of investment securities available-for-sale (which include mutual funds and agency notes) were $2.5 million during the nine months ended September 30, 2010.  Gains of $850,000 were recognized on these sales.  During the nine months ended September 30, 2009, proceeds from the sales of investment securities available-for-sale totaled $10.4 million.  A gain of $431,000 was recognized on these sales.  There were no sales of investment securities held-to-maturity during the nine months ended September 30, 2010 and 2009.

On March 31, 2010, the Company transferred six mutual fund investments totaling $1.4 million from available-for-sale to trading.  Unrealized holding gains totaling $242,000 were recognized on these investments on the date of transfer.  This transfer is discussed further later in this note.  During the three months ended September 30, 2010, the Company recognized aggregate losses of $65,000 on these mutual funds, reflecting a decline in their valuation.   Proceeds from the sale of trading securities totaled $659,000 during the nine months ended September 30, 2010.

At September 30, 2010, in management’s judgment, the credit quality of the collateral pool underlying six of the Company's eight pooled bank trust preferred securities had deteriorated to the point that full recovery of the Company’s initial investment was considered uncertain, thus resulting in recognition of OTTI charges.  At September 30, 2010, these six securities had credit ratings ranging from  "D" to "Ba3."

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

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's trust preferred securities.

	At or for the Three Months Ended September 30, 2010			At or for the Three Months Ended September 30, 2009
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
	(Dollars in Thousands)
Cumulative balance at the beginning of the period	$6,445	$3,815	$10,260	$3,785	$3,253	$7,038
OTTI recognized during the period	1,639	219	1,858	556	119	675
Reductions and transfers to non-credit OTTI	-	(1,327)	(1,327)	-	(478)	(478)
Amortization of previously recognized OTTI	-	(6)	(6)	-	(2)	(2)
Cumulative balance at end of the period	$8,084	$2,701	$10,785	$4,341	$2,892	$7,233

	At or for the Nine Months Ended September 30, 2010			At or for the Nine Months Ended September 30, 2009
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
	(Dollars in Thousands)
Cumulative balance at the beginning of the period	$5,772	$4,425	$10,197	$3,209	$-	$3,209
Cumulative effect adjustment of adopting FSP 115-2	-	-	-	(2,287)	2,287	-
OTTI recognized during the period	2,312	282	2,594	3,419	1,457	4,876
Reductions and transfers to non-credit OTTI	-	(1,946)	(1,946)	-	(832)	(832)
Amortization of previously recognized OTTI	-	(60)	(60)	-	(20)	(20)
Cumulative balance at end of the period	$8,084	$2,701	$10,785	$4,341	$2,892	$7,233

The remaining aggregate amortized cost of pooled bank trust preferred securities that could be subject to future OTTI charges through earnings was $11.3 million at September 30, 2010.  Of this total, unrealized losses of $4.7 million have already been recognized as a component of accumulated other comprehensive loss.

During the nine months ended September 30, 2009, the Company recognized aggregate credit-related OTTI charges of $3.1 million on five actively-managed equity mutual fund investments, reflecting both the significant deterioration in the valuation of the U.S. and international equity markets at that time, as well as the extended duration of the decline.  All of these funds were highly correlated to broader equity indices, and, as a result, experienced significant recoveries in their market value during the period April 2009 through March 2010.  In March 2010, the Company sold a portion of one of the five mutual fund investments, recovering $685,000 of the apportioned OTTI charges previously recognized on these fund shares.

The Company owned four additional mutual fund investments at September 30, 2010.  These assets are earmarked for the payment of benefits earned by participants in the BMP.  Modifications made to the BMP in March 2010 impacted the potential form of future benefit payments under the plan (which was frozen to all future benefits effective January 1, 2005 and currently remains frozen).  As a result, the Company elected to transfer a portion of four mutual fund investments earmarked for future settlement of non-qualified 401(k) Plan defined contribution benefits earned under the BMP from available-for-sale into trading effective March 31, 2010.  The Company simultaneously transferred two additional mutual fund balances that are similarly earmarked for payment of non-qualified 401(k) benefits earned under the BMP, which were never deemed to meet the criteria of OTTI, from available-for-sale into trading.  Commencing on April 1, 2010, the transfer of these six mutual funds produced an offset within the Company's operating results for any required changes in future BMP benefit expense caused by fluctuations in the market value of these earmarked investments.  As a result of the transfer from available-for-sale into trading, approximately $336,000 of previously recognized credit-related OTTI charges on these investments was recovered.

The portion of the Company's investment in the initial four mutual funds discussed in the previous paragraph that was not transferred into trading is earmarked for future settlement of non-qualified pension benefits earned under the BMP.  These benefits were not affected by the March 2010 modifications to the BMP, and they thus remained designated as available-for-sale.  The recovery of their apportioned OTTI charges from March 31, 2009 through September 30, 2010 thus remains unrealized as a component of accumulated other comprehensive income.

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's equity mutual funds.

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in Thousands)
Cumulative balance at the beginning of the period	$1,425	$3,063	$3,063	3,063
OTTI recognized during the period	-	-	_	-
Recovery of OTTI for securities sold during the period	-	-	(1,302)	-
Recovery of OTTI for securities transferred to trading during the period	-	-	(336)	-
Cumulative balance at end of the period	$1,425	$3,063	$1,425	$3,063

The following table summarizes the gross unrealized losses and fair value of investment securities and MBS as of September 30, 2010, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position.

	Total		12 or More Consecutive Months of Unrealized Losses		Less than 12 Consecutive Months of Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(Dollars in thousands)
Held-to-Maturity Securities:
Pooled bank trust preferred securities (1)	$3,865	$7,482	$3,865	$7,482	$-	$-
Available-for-Sale Securities:					-	-
Private issuer pass through MBS	2,401	94	2,401	94	-	-
Total	$6,266	$7,576	$6,266	$7,576	$-	$-
(1) At September 30, 2010, the recorded balance of these securities was $6.6 million.  This balance reflected both the remaining unrealized loss of $2.0 million that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity) for two trust preferred securities that have not been deemed OTTI, and an unrealized loss of $2.7 million that has been recognized in accumulated other comprehensive loss that represents the non-credit component of impairment for five trust preferred securities that have been deemed OTTI.  In accordance with both ASC 320-10-35-17 and ASC 320-10-65, these unrealized losses are currently being amortized over the remaining estimated life of these securities.

Trust Preferred Securities That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At September 30, 2010, two of the Company's eight pooled bank trust preferred securities, with an amortized cost of $7.5 million, were not deemed other than temporarily impaired.  These securities remained in an unrealized loss for 12 or more consecutive months, and their cumulative unrealized loss was $2.4 million at September 30, 2010, reflecting both illiquidity in the marketplace and concerns over future bank failures.  At September 30, 2010, these securities had ratings ranging from "CC" to "Ba1" on one and "CCC" to "Ba1" on the other.  Despite both the significant decline in market value and the duration of their impairment, management believes that the unrealized losses on these securities at September 30, 2010 were temporary, and that the full value of the investments will be realized once the market dislocations have been removed, or as the securities continue to make their contractual payments of principal and interest.  In making this determination, management considered the following:

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

The remaining six trust preferred securities, with an aggregate amortized cost of $3.9 million at September 30, 2010, have previously been determined to meet the OTTI criteria.

Private Issuer Pass Through MBS That Has Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At September 30, 2010, the Company owned one private label pass-through MBS that possessed unrealized losses for 12 or more consecutive months, with an amortized cost of $2.5 million and an unrealized loss of $94,000. The Company's investment is in the most senior tranche (or repayment pool) of this security.  Despite a challenging real estate marketplace, the private label pass-through MBS made contractual principal and interest payments that reduced its principal balance by approximately 27% during the twelve months ended September 30, 2010.  At September 30, 2010, the Company performed an analysis of likely potential defaults of the real estate loans underlying this security in the current economic environment, and determined that this security could reasonably be expected to continue making all contractual payments.  The Company has no intent to sell this security and it is not likely that the Company will be required to sell this security before the recovery of its remaining amortized cost.

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

The following tables present the assets that are reported on the condensed consolidated statements of financial condition at fair value as of September 30, 2010 by level within the fair value hierarchy.  As required by ASC 820-10, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured at Fair Value on a Recurring Basis at September 30, 2010
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Three Months Ended September 30, 2010	Losses for the Nine Months Ended September 30, 2010
	(Dollars in Thousands)
Trading securities	$1,420	$1,420	$-	$-	$-	-
Investment securities available-for-sale	64,675	4,233	60,442	-	-	-
MBS available-for-sale	165,221	-	165,221	-	-	-

Assets Measured at Fair Value on a Recurring Basis at September 30, 2009
		Fair Value Measurements Using
Description	Total at September 30, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Nine Months Ended September 30, 2009
	(Dollars in Thousands)
Investment securities available-for-sale	$29,059	$6,127	$22,932	$-	$3,063
MBS available-for-sale	243,869	-	243,869	-	-

The Company’s trading securities and available-for-sale investment securities and MBS are reported at fair value, which is determined utilizing prices obtained from independent parties. The valuations obtained are based upon market data, and often utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis, pricing applications apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (obtained only from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  Prioritization of inputs may vary on any given day based on market conditions.

The Company’s trading securities are registered, actively-traded mutual funds that satisfy the criteria for Level 1 valuation. The Company's available-for-sale investment securities and MBS at September 30, 2010 were categorized as follows:

Investment Category	Percentage of Total	Valuation Level Under ASC 820-10
Pass Through MBS or CMOs issued by GSEs	69.8%	Two
Agency notes	26.3	Two
Pass Through MBS or CMOs issued by entities other than GSEs	2.1	Two
Mutual fund investments	1.8	One

The agency notes owned by the Company possessed the highest possible credit rating published by multiple established credit rating agencies as of September 30, 2010.  Obtaining a market value as of September 30, 2010 for these securities utilizing significant observable inputs as defined under ASC 820-10 was not difficult due to their continued marketplace demand.  The pass-through MBS and CMOs issued by GSEs, which comprised approximately 69.8% of the Company's total available-for-sale investment securities and MBS at September 30, 2010, all possessed the highest possible credit rating published by multiple established credit rating agencies as of September 30, 2010.  Obtaining a market value as of September 30, 2010 for these securities utilizing significant observable inputs as defined under ASC 820-10 was not difficult due to their considerable demand.  In accordance with established policies and procedures, the Company utilized a midpoint value obtained as its recorded fair value for securities that were valued with significant observable inputs.

As of September 30, 2010, the Company owned one pass through MBS issued by an entity other than a GSE, with an amortized cost basis of $2.5 million.  Since 2008, this security has not traded actively.  The Company owns an investment within the senior tranche of this security, and the weighted average contractual interest rate on the security was 5.0% at September 30, 2010.  The assets underlying this security are a pool of 15-year fixed rate amortizing prime mortgages on residential properties located throughout the United States.  The underlying mortgages were originated in 2005, and, as of September 30, 2010, had a weighted average coupon of 5.33% and a weighted average loan-to-value ratio of 48%. There is no significant geographical concentration on the underlying mortgages, and less than 9% of the total underlying mortgage pool was delinquent at September 30, 2010.   The credit ratings on this security ranged from CC to Caa1 at September 30, 2010.  As a result of the overall credit quality of this investment, sufficient marketplace demand was deemed present at September 30, 2010 to permit this security to be valued utilizing estimated sales determined under benchmarking and matrix pricing.  The Company obtained such values from at least two credible market sources, and verified that these values were prepared utilizing significant observable inputs as defined under ASC 820-10.

As of September 30, 2010, the Company owned one CMO issued by an entity other than a GSE, with an amortized cost basis of $2.3 million.  Since 2008, this security has not traded actively.  The Company owns an investment within the senior tranche of this security, and the weighted average contractual interest rate on the security was 4.5% at September 30, 2010.  The assets underlying this security are a pool of 15-year fixed rate amortizing prime mortgages on residential properties located throughout the United States.  The underlying mortgages were originated in 2003, and, as of September 30, 2010, had a weighted average coupon of 5.38% and a weighted average loan-to-value ratio of 33%. Approximately one-half of the underlying mortgages are located in California, while the remaining half are diversified geographically.  Less than 1% of the total underlying mortgage pool was delinquent at September 30, 2010.   This security possessed the highest possible credit rating published by multiple established credit rating agencies at September 30, 2010.  As a result of the overall credit quality of this investment, sufficient marketplace demand was deemed present at September 30, 2010 to permit this security to be valued utilizing estimated sales determined under benchmarking and matrix pricing.  The Company obtained such values from at least two credible market sources, and verified that these values were prepared utilizing significant observable inputs as defined under ASC 820-10.

Assets Measured at Fair Value on a Non-Recurring Basis at September 30, 2010
			Fair Value Measurements Using
Description	Total		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Three Months Ended September 30, 2010		Losses for the Nine Months Ended September 30, 2010
(Dollars in Thousands)
Pooled trust preferred securities	$658	(1)	$-	$-	$658	$1,858	(2)	$2,594	(2)
Impaired loans	27,466		-	-	27,466	6,658	(3)	12,044	(3)
            (1)      Amount represents the fair value of five held-to-maturity trust preferred securities that were deemed other-than temporarily impaired at September 30, 2010.
(2)      Amount represents the total OTTI (credit or non-credit related) recognized on trust preferred securities during the three-month and nine-month periods ended
             September 30, 2010.
(3)      Amount represents total charge-offs on impaired loans during the three-month and nine-month periods ended September 30, 2010.

Assets Measured at Fair Value on a Non-Recurring Basis at September 30, 2009
		Fair Value Measurements Using
Description	Total at September 30, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Three Months Ended September 30, 2009		Losses for the Nine Months Ended September 30, 2009
(Dollars in Thousands)
Pooled trust preferred securities(1)	$1,855	$-	$-	$1,855	$675	(1)	$4,876	(1)
Impaired loans	9,534	-	-	9,534	2,747	(2)	3,423	(2)
(1)
Amount represents the fair value of five held-to-maturity trust preferred securities that were deemed other-than temporarily impaired at September 30, 2009.    Losses represent the total OTTI recognized (credit or non-credit related) during the period.

(2)
Amount represents charge-offs recognized on these loans during the respective periods to write the outstanding principal down to the current appraised or marketed value of the underlying collateral property.

Pooled Trust Preferred Securities, Held to Maturity - At September 30, 2010, the Company owned eight pooled trust preferred securities classified as held-to-maturity.  Late in 2008, the market for these securities became illiquid, and continued to be deemed as such as of September 30, 2010.  As a result, at both September 30, 2010 and September 30, 2009, their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing).  Under the blended valuation approach, the Bank utilized the following valuation sources: 1) broker quotations, which were deemed to meet the criteria of "distressed sale" pricing under the guidance of ASC 820-10-65-4, and were given a 10% weighting;   2) An internally created cash flow valuation model that considered the creditworthiness of each individual issuer underlying the collateral pools, and utilized default, cash flow and discount rate assumptions determined by the Company's management (the "Internal Cash Flow Valuation"), that  was given a 45% weighting; and 3) a minimum of two of three available independent cash flow model valuations were averaged and given a 45% weighting.

The major assumptions utilized (each of which represents a significant unobservable input as defined by ASC 820-10) in the Internal Cash Flow Valuation were as follows:

(i) Discount Rate - Pursuant to ASC 320-10-65, the Company utilized two different discount rates for discounting the cash flows for each of the eight pooled trust preferred securities, as follows:

(1)	Purchase discount rate – the rate used to determine the “credit” based valuation of the security.
 (2)  Current discount rate - the current discount rate utilized was derived from the Bloomberg fair market value curve for debt offerings of similar credit rating.  In the event that a security had a split investment rating, separate cash flow valuations were made utilizing the appropriate discount rate and were averaged in order to determine the Internal Cash Flow Valuation.  In addition, the discount rate was interpolated from the Bloomberg fair market value curve for securities possessing a credit rating below “B.”

(ii) Defaults – The Company utilized the most recently published Fitch bank scores to identify potential defaults in the collateral pool of performing issuers underlying the eight securities.  Using a rating scale of 1 to 5 (best-to-worst), all underlying issuers with a Fitch bank rating of 5.0 were assumed to default.  Underlying issuers with a Fitch bank rating of 3.5 through 4.5 were assumed to default at levels ranging from 5% to 75% based upon both their rating as well as whether they had been granted approval to receive funding under the U.S. Department of Treasury's Troubled Asset Relief Program Capital Purchase Program.   In addition to the defaults derived from the Fitch bank scores, the Company utilized a standard default rate of 1.2% every three years.

(iii) Cash Flows - The expected payments for the tranche of each security owned by the Company, as adjusted to assume that all estimated defaults occur immediately.  The cash flows further assume an estimated recovery rate of 6% per annum to occur one year after initial default.

In addition to the Internal Cash Flow Model Valuation and broker quotations discussed above, the Company utilizes a minimum of two of the three additional available pricing sources.  Two of the three independent cash flow model valuations utilized a methodology similar to the Internal Cash Flow Valuation, differing only in the underlying assumptions deriving estimated cash flows, individual bank defaults and discount rate.  The third independent cash flow valuation was derived from a different methodology in which the actual cash flow estimate based upon the underlying collateral of the securities (including default estimates) was not considered.  Instead, this cash flow valuation utilized a discount rate determined from the Bloomberg fair market value curve for similar assets that continued to trade actively, with adjustments made for the illiquidity of the pooled trust preferred market.  Because of the significant judgment underlying each of the pricing assumptions, management elected to recognize each of the independent valuations and apply a weighting system to all of the valuations, including the Internal Cash Flow Valuation, as all of these valuations were determined utilizing a valid and objective pricing methodology.

Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at September 30, 2010 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through either a negotiated note sale value, or, more commonly, either a current independent appraisal, or a drive-by inspection combined with a comparison of the collateral with similar properties in the area by either a licensed appraiser or real estate broker.  An appraisal is generally ordered for all impaired multifamily residential, mixed use or commercial real estate loans for which the most recent appraisal is more than one year old.  The Bank never adjusts independent appraisal data upward.  Occasionally, management will adjust independent appraisal data downward based upon its own lending expertise and/or experience with the subject property, utilizing such factors as potential note sale values, or a more refined estimate of costs to repair and time to lease the property.  Adjustments for potential disposal costs are also considered when determining the final appraised value.  Of the 39 impaired loans at September 30, 2010, management utilized a likely negotiated note sale value as the valuation for seven of the loans and reduced the independent appraisal value in determining the fair value of nineteen of the loans.  In instances in which foreclosure and sale of the collateral property is assumed to be the ultimate realizable value, estimated disposal costs of 10% of the appraised value are assumed to be incurred.

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

Loans, Net - The fair value of loans receivable is determined by discounting anticipated future cash flows of the loans, net of anticipated prepayments, using a discount rate reflecting current market rates for loans with similar terms.  This methodology is applied to all loans, inclusive of non-accrual loans, as well as impaired loans for which a write-down to the current fair market value of the underlying collateral is not determined to be warranted (generally loans that are sufficiently collateralized).  In addition, the valuation of loans reflects the consideration of sale pricing for loan types that have traditionally been subject to marketplace sales (over 80% of the outstanding loan portfolio).  Due to significant market dislocation, secondary market prices were given little weighting in deriving loan valuation at September 30, 2010.

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

Securities Sold Under Agreements to Repurchase (“REPOs”) and FHLBNY Advances – REPOs are accounted for as financing transactions.  Their fair value is measured by the discounted anticipated cash flows through contractual maturity or next interest repricing date, or an earlier call date if, as of the valuation date, the borrowing is expected to be called.  The carrying amount of accrued interest payable is its fair value.

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

Based upon the aforementioned valuation methodologies, the estimated carrying amounts and estimated fair values of all of the Company's financial instruments and liabilities were as follows:

At September 30, 2010	Carrying Amount	Fair Value
	(Dollars in Thousands)
Assets:
Cash and due from banks	$70,761	$70,761
Federal funds sold and other short term investments	23,848	23,848
Investment securities held to maturity (pooled trust preferred securities)	6,639	3,865
Available-for-sale securities:
Mutual fund investments	4,233	4,233
Agency notes	60,442	60,442
Pass-through MBS issued by GSEs	119,908	119,908
CMOs issued by GSEs	40,503	40,503
Private issuer pass-through MBS	2,401	2,401
Private issuer CMOs	2,409	2,409
Trading securities	1,420	1,420
Loans, net	3,405,616	3,567,750
Loans held for sale	4,879	4,882
Mortgage Servicing Rights ("MSR")	2,457	2,751
FHLBNY capital stock	47,848	N/A
Liabilities:
Savings, money market and checking accounts	1,286,215	1,286,215
CDs	1,094,451	1,111,632
Escrow and other deposits	91,965	91,965
REPOs	195,000	224,675
FHLBNY advances	904,525	962,485
Trust Preferred securities payable1	70,680	63,612
Commitments to extend credit	476	476

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

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)
Service cost	$-	$29	$-	$29
Interest cost	358	79	340	76
Actuarial adjustment to prior period interest cost and amortization	-	-	-	-
Expected return on assets	(347)	-	(297)	-
Unrecognized past service liability	-	14	-	14
Amortization of unrealized loss	263	-	291	-
Net periodic cost	$274	$122	$334	$119

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)
Service cost	$-	$87	$-	$87
Interest cost	1,073	237	1,020	226
Actuarial adjustment to prior period interest cost and amortization	353	-	-	-
Expected return on assets	(1,041)	-	(890)	-
Unrecognized past service liability	-	42	-	42
Amortization of unrealized loss	789	-	872	-
Net periodic cost	$1,174	$366	$1,002	$355

The Company disclosed in its consolidated financial statements for the year ended December 31, 2009 that it expected to make contributions or benefit payments totaling $205,000 to the BMP, $131,000 to the Outside Director Retirement Plan, and $153,000 to the Postretirement Plan during the year ending December 31, 2010.  The Company made benefit payments of $97,000 to the Outside Director Retirement Plan during the nine months ended September 30, 2010, and expects to make an additional $32,000 of contributions or benefit payments during the remainder of 2010.  The Company made net contributions totaling $96,000 to the Postretirement Plan during the nine months ended September 30, 2010, and expects to make the remainder of the estimated $57,000 of net contributions or benefit payments during 2010.  The Company made no contributions to the BMP during the nine months ended September 30, 2010.  The Company does not expect to make any benefit payments from or contributions to the BMP during the remainder of 2010, since anticipated retirements that formed the basis for the expected benefit payments in 2010 are presently not expected to occur.

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

13.   INCOME TAXES

During the three months ended September 30, 2010, New York State and New York City enacted a change in tax law associated with bad debt deductions permissible by savings banks effective January 1, 2010.  This change adversely impacted the Company’s consolidated 2010 tax rate.  Since both tax jurisdictions made the change retroactive to January 1, 2010, an adjustment was required during the three months ended September 30, 2010 in order to account for the difference between the previous and new tax rules for the first six months of 2010.  As a result, the Company’s consolidated effective tax rate was 42.6% during the three months ended September 30, 2010.  The Company's customary consolidated tax rate, which had previously approximated 37%, is now expected to approximate 40%.  The effective tax rate for the nine months ended September 30, 2010 was 40.7% after adjusting for the changes in New York State and New York City tax law.

During the nine months ended September 30, 2009, the Company's consolidated effective tax rate, which had normally approximated 37%, was reduced to 35.6% as a result of $6.5 million of recorded OTTI expense, which was partially offset by additions to income tax expense that resulted from the reconciliation to the finalization of the 2008 consolidated income tax return.  The effective tax rate was increased to 39% during the three months ended September 30, 2009 as a result of the reconciliation to the finalization of the 2008 consolidated income tax returns.  Excluding the OTTI charges and reconciliation to the 2008 income tax returns, the Company's effective tax rate approximated 37.0% during both the three-month and nine-month periods ended September 30, 2009.

14.   NET MORTGAGE BANKING INCOME

Net mortgage banking income presented in the condensed consolidated statements of operations was comprised of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Gain on the sale of loans originated for sale	$140	$38	$321	$674
Credit (Provision) to the liability for First Loss Position	-	-	-	(1,403)
Recovery of write down of mortgage servicing asset	-	-	-	60
Mortgage banking fees	176	208	508	603
Net mortgage banking income(loss)	$316	$246	$829	$(66)

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Holding Company is a Delaware corporation and parent company of the Bank, a federally-chartered stock savings bank.  The Bank maintains its headquarters in the Williamsburg section of Brooklyn, New York and operates twenty-five full service retail banking offices located in the New York City ("NYC") boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank’s principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, one- to four-family residential, construction and land acquisition loans, consumer loans, MBS, obligations of the U.S. government and GSEs, and corporate debt and equity securities.

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

The Bank's primary strategy is generally to seek to increase its product and service utilization for each individual depositor, and to increase its household and deposit market shares in the communities that it serves.  The Bank’s primary strategy additionally includes the origination of, and investment in, mortgage loans, with an emphasis on multifamily residential and mixed use real estate loans.  In late 2008 and during the nine months ended September 30, 2009, the Company restricted asset growth due to concerns over the health of the commercial real estate markets, and the desire to preserve capital levels to accommodate these concerns.  During the three-month and nine-month periods ended September 30, 2010, the Company utilized a measured growth strategy related to its asset volume.

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

The years ended December 31, 2008 and 2009 were dominated by a global real estate and economic recession fueled by significant weakness in and/or failures of many of the world's largest financial institutions.  Although the recessionary conditions began to subside during the nine months ended September 30, 2010, overall credit conditions in the Company's local real estate marketplace remained challenged.  As a result, the Bank recognized higher credit costs on portfolio loans during the three-month and nine-month periods ended September 30, 2010 than the corresponding periods of 2009. However, historically high dislocations in credit markets caused origination spreads from the benchmark origination interest rate to remain historically high during the year ended December 31, 2009 and the three-month and nine-month periods ended September 30, 2010.  This increase, coupled with a reduction in benchmark short-term interest rates by the Federal Open Market Committee ("FOMC") (which significantly impact the pricing of the Bank's retail deposits), favorably impacted the Company's net interest spread and net interest margin during the three-month and nine-month periods ended September 30, 2010 compared to their corresponding periods of 2009.

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

Recent Market Developments

Insurance of Deposit Accounts

On October 19, 2010, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) adopted a new Restoration Plan (the “Restoration Plan”) to ensure that the Deposit Insurance Fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Reform Act”).  Among other matters, the Restoration Plan provides that the FDIC will forego the uniform three basis point increase in initial assessment rates that was previously scheduled to take effect on January 1, 2011 and will maintain the current assessment rate schedule for all insured depository institutions until the reserve ratio reaches 1.15%.  The FDIC intends to pursue further rulemaking in 2011 regarding the requirement under the Reform Act that the FDIC offset the effect on institutions with less than $10 billion in assets (such as the Bank) of the requirement that the reserve ratio reach 1.35% by September 30, 2020, rather than 1.15% by the end of 2016 (as required under the prior restoration plan), so that more of the cost of raising the reserve ratio to 1.35% will be borne by institutions with more than $10 billion in assets.  Implementation of the Restoration Plan is not expected to have a material effect upon the Company's consolidated operating results.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2010	2009	2010	2009
Performance and Other Selected Ratios:
Return on Average Assets	1.11%	0.85%	1.00%	0.60%
Return on Average Stockholders' Equity	14.23	11.66	13.22	8.55
Stockholders' Equity to Total Assets	8.07	7.41	8.07	7.41
Tangible Equity to Total Tangible Assets (1)	6.90	6.23	6.90	6.23
Loans to Deposits at End of Period	143.97	150.53	143.97	150.53
Loans to Earning Assets at End of Period	91.71	90.83	91.71	90.83
Net Interest Spread	3.44	2.91	3.28	2.55
Net Interest Margin	3.60	3.11	3.47	2.80
Average Interest Earning Assets to Average Interest Bearing Liabilities	108.83	108.95	108.80	108.72
Non-Interest Expense to Average Assets	1.46	1.39	1.51	1.42
Efficiency Ratio	40.35	43.13	43.05	49.82
Effective Tax Rate	42.61	39.06	40.67	35.57
Dividend Payout Ratio	41.18	56.00	45.16	76.36
Average Tangible Equity	$268,477	$236,680	$259,821	$234,538
Per Share Data:
Reported EPS (Diluted)	$0.34	$0.25	$0.93	$0.55
Cash Dividends Paid Per Share	0.14	0.14	0.42	0.42
Stated Book Value	9.33	8.42	9.33	8.42
Tangible Book Value	7.86	6.97	7.86	6.97
Asset Quality Summary:
Net Charge-offs	$6,817	$3,619	$12,610	$6,023
Non-performing Loans	19,598	14,162	15,064	14,162
Non-performing Loans/Total Loans	0.57%	0.43%	0.44%	0.43%
Non-performing Assets	$20,242	$16,090	$15,708	$16,090
Non-performing Assets/Total Assets	0.51%	0.41%	0.39%	0.41%
Allowance for Loan Loss/Total Loans	0.49	0.61	0.49	0.61
Allowance for Loan Loss/Non-performing Loans	86.45	143.07	112.47	143.07
table continued on next page

At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
2010	2009	2010	2009

1.11%	0.85%	1.00%	0.60%
Regulatory Capital Ratios (Bank Only):
Tangible Capital	8.01%		8.03%		8.01%		8.03%
Leverage Capital	8.01		8.03		8.01		8.03
Tier 1 Risk-based Capital	10.47		10.97		10.47		10.97
Total Risk-based Capital	11.08		11.73		11.08		11.73
Earnings to Fixed Charges Ratios (2)
Including Interest on Deposits	1.98	x	1.57	x	1.49	x	1.36	x
Excluding Interest on Deposits	2.56		1.93		1.78		1.66
(1) Tangible Equity is a non-GAAP measure.  Please refer to Note 19 of the Company's financial statements contained within in its Annual Report on Form 10-K for the year ended December 31, 2009 for a reconciliation of GAAP Stockholders' Equity and Tangible Equity.  Tangible Equity is also referred to as Tier 1 Risk Based capital.
(2) Please refer to Exhibit 12.1 for further detail on the calculation of these ratios.

Critical Accounting Policies

Various elements of the Company’s accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policies with respect to the methodologies it uses to determine the allowance for loan losses, reserves for loan commitments, the liability for the First Loss Position, the valuation of MSR, asset impairments (including the assessment of impairment of goodwill and other than temporary declines in the valuation of securities), the recognition of deferred tax assets and unrecognized tax positions, the recognition of loan income, the valuation of financial instruments and accounting for defined benefit plans are its most critical accounting policies because they are important to the presentation of the Company’s consolidated financial condition and results of operations, involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material variations in the Company's consolidated results of operations or financial condition.

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

               The Bank's loan loss reserve methodology consists of several components, including a review of the two elements of its loan portfolio: problem loans (i.e., criticized loans and impaired loans under ASC 310-10-35), and performing loans.  The Bank applied the process of determining the allowance for loan losses consistently throughout the three-month and nine-month periods ended September 30, 2010 and 2009.

Performing Loans

At September 30, 2010, the majority of the allowance for loan losses was allocated to performing loans, which represented the overwhelming majority of the Bank's loan portfolio.  Performing loans are reviewed at least quarterly based upon the premise that there are losses reasonably expected to be incurred within the loan portfolio that have not been recognized as of the review date.  The Bank thus calculates an allowance for loan losses related to its performing loans by deriving an expected loan loss percentage and applying it to its performing loans.  In deriving the expected loan loss percentage, the Bank generally considers, among others, the following criteria: the Bank's historical loss experience; the age and payment history of the loans (commonly referred to as their "seasoned quality"); the type of loan (i.e., one- to four-family, multifamily residential, commercial real estate, cooperative apartment, construction and land acquisition or consumer); both the current condition and recent history of the overall local real estate market (in order to determine the accuracy of utilizing recent historical charge-off data to derive the expected loan loss percentages); the level of, and trend in, non-performing loans; the level and composition of new loan activity; and the existence of geographic loan concentrations (as the overwhelming majority of the Bank's loans are secured by real estate located in the NYC metropolitan area), or specific industry conditions within the portfolio segments.  Since these criteria affect the expected loan loss percentages that are applied to performing loans, changes in any of them may affect the amounts of the allowance and the provision for loan losses.  Between September 30, 2009 and September 30, 2010, the Bank increased the impact of the current condition of the overall local real estate marketplace and reduced the impact of the level and composition of new loan activity (the competitive lending landscape) in deriving the expected loss percentages applied to performing loans.  Otherwise, the remaining factors utilized in deriving the expected loss percentages applied to both problem and performing loans remained unchanged from both September 30, 2009 and December 31, 2009.

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

The Bank's policy is to charge-off immediately the expected amount of loss on loans classified as Loss and reduce both the loan balance and the allowance for loan losses by this amount.  Charge-offs of principal balances (full or partial) that were classified as Loss totaled $6.8 million and $3.7 million during the nine months ended September 30, 2010 and 2009, respectively.  In addition, charge-offs of $5.8 million and $2.3 million were recognized during the nine months ended September 30, 2010 and 2009, respectively, on criticized loans that were disposed of during the respective periods.

(ii) Impaired Loans.  Under the guidance established by ASC 310-10-35, loans determined to be impaired (i.e., loans where it is probable that all contractual amounts due will not be collected in accordance with the terms of the loan; generally, non-accrual one- to four-family loans in excess of $625,500 and non-accrual and troubled-debt restructured multifamily residential and commercial real estate loans) are evaluated at least quarterly in order to establish impairment.  For each loan that the Bank determines to be impaired, impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds the estimated fair value of the collateral.  All principal balances of impaired loans are reduced to their likely realizable value, as determined by the impairment analysis.   (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Asset Quality – Impaired Loans" for a discussion of impaired loans).

Non-accrual one- to four-family loans of $625,500 or less are not required to be evaluated individually for impairment.  However, the Company classifies these loans as Substandard, Doubtful or Loss, and typically reviews and calculates loan loss reserves for them in substantially the same manner as the loans evaluated individually for impairment.

Reserve for Loan Commitments.  The Bank maintains a separate reserve within other liabilities associated with commitments to fund future loans that have been accepted by the borrower.  This reserve is determined based upon the historical loss experience of similar loans owned by the Bank at each period end.  Any increases in this reserve amount are obtained via a transfer of reserves from the Bank's allowance for loan losses, with any resulting shortfall in the Bank's allowance for loan losses being satisfied through the quarterly provision for loan losses.  Any decreases in this reserve amount are recognized as a transfer of reserve balances back to the allowance for loan losses at each period end.

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

Assumptions utilized in measuring the fair value of MSR additionally include the stratification based on predominant risk characteristics of the underlying loans. Increases in the risk characteristics of the underlying loans from the assumptions would result in a decline in the fair value of the MSR.  A valuation allowance is established in the event the recorded value of an individual stratum exceeds its fair value for the full amount of the difference.

Asset Impairment Adjustments.  Certain assets are carried in the Company's consolidated statements of financial condition at fair value or at the lower of cost or fair value:

(i) Goodwill Impairment Analysis.  As of September 30, 2010, the Company had goodwill totaling $55.6 million, which is accounted for in accordance with ASC 805-10.  ASC 805-10 requires performance of an annual impairment test at the reporting unit level.  Management annually performs analyses to test for impairment of goodwill.  In the event an impairment of goodwill is determined to exist, it is recognized as a charge to earnings.

The Company identified a single reporting unit for purposes of its goodwill impairment testing, and thus performs its impairment test on a consolidated basis.  The impairment test has two potential stages.  In the initial stage, the Holding Company's market capitalization (reporting unit fair value) is compared to its outstanding equity (reporting unit carrying value).  The Company utilizes closing price data for the Holding Company's common stock as reported on the Nasdaq National Market in order to compute market capitalization. The Company has designated the last day of its fiscal year as the annual date for impairment testing. The Company performed its annual impairment test as of December 31, 2009 and concluded that no potential impairment of goodwill existed since the fair value of the Company's reporting unit exceeded its carrying value.  No events or circumstances have occurred subsequent to December 31, 2009 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or circumstances would require the immediate performance of an impairment test in accordance with ASC 805-10.

(ii) Valuation of Financial Instruments and Analysis of OTTI Related to Investment Securities and MBS.  Debt securities are classified as held-to-maturity, and carried at amortized cost, only if the Company has a positive intent and ability to hold them to maturity.

At September 30, 2010, the Company owned eight pooled trust preferred securities classified as held-to-maturity.  Late in 2008, the market for these securities became highly illiquid, and continued to be deemed as such as of September 30, 2010.  As a result, at both September 30, 2010 and December 31, 2009, their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing as described in Note 11 to the condensed consolidated financial statements).  Under the blended valuation approach, broker quotations, which were deemed to meet the criteria of "distressed sale" pricing under the guidance of ASC 820-10-65-4, were given a minor 10% weighting.  A cash flow valuation for the eight securities performed utilizing the Internal Cash Flow Valuation was given a 45% weighting. In addition, for five of the eight securities, three independent cash flow model valuations were averaged and given a 45% weighting.  For the remaining three securities, two independent cash flow valuations were available and were similarly given a 45% weighting.  See Note 11 to the condensed consolidated financial statements for a further discussion of this valuation.

At September 30, 2010, the Company had an investment in nine mutual funds totaling $1.4 million that were classified as trading.  All changes in valuation of these securities are recognized in the Company's results of operations.  The Company owned no securities classified as trading during the three-month or nine-month periods ended September 30, 2009.  Debt securities that are not classified as either held-to-maturity or trading are classified as available-for-sale.  Available-for-sale debt and equity securities that have readily determinable fair values are carried at fair value.  All of the Company's available-for-sale securities at September 30, 2010 had readily determinable fair values, which were based on published or securities dealers' market values.

The Company conducts a periodic review and evaluation of its securities portfolio, taking into account the severity and duration of each unrealized loss, as well as management's intent and ability to hold the security until the unrealized loss is substantially eliminated, in order to determine if a decline in market value of any security below its carrying value is either temporary or other than temporary.  Unrealized losses on held-to-maturity securities that are deemed temporary are disclosed but not recognized.  Unrealized losses on debt or equity securities available-for-sale that are deemed temporary are excluded from net income and reported net of deferred taxes as other comprehensive income or loss.  All unrealized losses that are deemed other than temporary on either available-for-sale or held-to-maturity securities are recognized immediately as a reduction of the carrying amount of the security, with a corresponding decline in either net income or accumulated other comprehensive income or loss in accordance with ASC 320-10-65.  See Note 10 to the condensed consolidated financial statements for a reconciliation of OTTI on securities during the three-month and nine-month periods ended both September 30, 2010 and 2009.

Recognition of Deferred Tax Assets.  Management reviews all deferred tax assets periodically.  Upon such review, in the event that there is a greater than 50% likelihood that the deferred tax asset will not be fully realized, a valuation allowance is recognized against the deferred tax asset in the amount for which realization is determined to be more unlikely than likely to occur.

Unrecognized Tax Positions. The Company performs two levels of evaluation for all uncertain tax positions. Initially, a determination is made, based on the technical merits of the position, as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold.  This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  In making its evaluation, management reviews applicable tax rulings and other advice provided by reputable tax professionals.

Loan Income Recognition.  Interest income on loans is recorded using the level yield method.  Loan origination fees and certain direct loan origination costs are deferred and amortized as yield adjustments over the contractual loan terms.

Accrual of interest is determined on a loan by loan basis in accordance with regulatory guidelines, however, is generally discontinued on loans that have missed three consecutive monthly payments, at which time the Bank reverses all previously accrued interest.  Payments on non-accrual loans are generally applied initially to principal.  Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the outstanding principal balance (including any outstanding advances related to the loan) and accrued interest. Loans are returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least 6 months.

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

Retail branch and internet banking deposits increased $163.8 million during the nine months ended September 30, 2010, compared to a decline of $64.1 million during the nine months ended September 30, 2009. During the nine months ended September 30, 2010, CDs increased $109.4 million, fueled by a promotional 15-month individual retirement account CD promotion, while core deposits (i.e., non-CDs) increased $54.4 million, led by $34.7 million of inflows of competitively priced money markets. During the nine months ended September 30, 2009, CDs declined $200.3 million and were partially offset by an increase of $136.3 million in core deposits.  During this period, the Bank did not replace maturing promotional CDs gathered in late 2008 in an effort to both improve its overall funding costs and limit undesired balance sheet growth.  The increase in core deposits during the nine months ended September 30, 2009 occurred as deposit pricing pressure diminished in the Bank's marketplace and the Bank experienced an unusually large inflow of money market and checking deposits from commercial customers during the period.

During the nine months ended September 30, 2010, principal repayments totaled $328.9 million on real estate loans and $59.1 million on MBS.  During the nine months ended September 30, 2009, principal repayments totaled $249.7 million on real estate loans and $63.8 million on MBS. The increase in principal repayments on real estate loans reflected additional loan refinancing activity as portfolio loans approached their contractual repricing date.  The reduction in principal repayments on MBS reflected a decline of $84.0 million in their average balance from the nine months ended September 30, 2009 to the nine months ended September 30, 2010, as the Company has elected not to purchase any MBS during the past several years and experiences monthly principal amortization on its existing MBS.  The Company does not presently believe that its future levels of principal repayments will be materially impacted by problems currently experienced in the residential mortgage market. (See "Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality" for a further discussion of the Bank's asset quality).

During the nine months ended September 30, 2010, the Company converted $35.0 million of REPO borrowings into an FHLBNY advance with the same remaining term to maturity, paying a small conversion premium in the process.  The conversion was accomplished in order to change the required underlying collateral from investment securities and MBS (required for REPO borrowings) to real estate loans (permitted for FHLBNY advances).  Excluding the conversion of the $35.0 million of REPO borrowings, the Company reduced FHLBNY advances by $140.2 million during the nine months ended September 30, 2010 due to the significant inflow of deposits which was sufficient to fund operations during the period.  During the nine months ended September 30, 2009, the Company reduced its FHLBNY advances by $60.0 million, as it elected to utilize liquidity from deposit inflows to reduce its overall borrowing level during the period.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through use of its borrowing line at the FHLBNY.  At September 30, 2010, the Bank had an additional potential borrowing capacity of $489.9 million through the FHLBNY, subject to customary minimum common stock ownership requirements imposed by the FHLBNY (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by its primary regulator, The Office of Thrift Supervision (the "OTS"), which, as a general matter, are based on the amount and composition of an institution's assets. At September 30, 2010, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury and the payment of quarterly cash dividends to shareholders of the Holding Company's common stock.  During the nine months ended September 30, 2010 and 2009, real estate loan originations totaled $341.3 million and $342.1 million, respectively.  Purchases of investment securities (excluding trading securities, short-term investments and federal funds sold) were $71.4 million during the nine months ended September 30, 2010, compared to  $22.0 million during the nine months ended September 30, 2009.  All of these purchases were limited to medium-term agency notes.  The increase in the aggregate level of investment security purchases resulted from management's election to curb asset growth during the year ended December 31, 2009, and thus retain an unusually high level of liquidity in order to maintain balance sheet flexibility during the remainder of 2009, especially in the event deposit balances declined as a result of their historically low offering rates.  The higher level of security purchases during the nine months ended September 30, 2010 was more consistent with a measured growth strategy versus the non-growth strategy implemented in early 2009.

The Holding Company did not repurchase any shares of its common stock during the nine months ended September 30, 2010.  As of September 30, 2010, up to 1,124,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $12.63 per share closing price of its common stock as of September 30, 2010, the Holding Company would utilize $15.6 million in order to purchase all of the remaining authorized shares.  For the Holding Company to complete these share purchases, it would likely require dividend distributions from the Bank.

The Company paid $14.0 million and $13.9 million in cash dividends on its common stock during the nine months ended September 30, 2010 and 2009, respectively.  In addition, on May 1, 2010, the Company repaid a $25.0 million subordinated note borrowing at its contractual maturity.

Contractual Obligations

The Bank is obligated for rental payments under leases on certain of its branches and equipment and for minimum monthly payments under its data systems contract.   The Bank generally has outstanding at any time significant borrowings in the form of FHLBNY advances and/or REPOS.  The Holding Company also has $70.7 million of callable trust preferred borrowings from third parties due to mature in April 2034, which are callable at any time after April 2009.  The Holding Company does not currently intend to call this debt.  On May 1, 2010, the Holding Company satisfied at maturity an outstanding $25.0 million non-callable subordinated note.  None of the outstanding contractual obligations have changed materially since December 31, 2009.  The Company additionally had a reserve recorded related to unrecognized income tax benefits totaling $1.4 million at September 30, 2010.  The facts and circumstances surrounding this obligation have not changed materially since December 31, 2009.  Please refer to Note 14 to the Company's consolidated audited financial statements for the year ended December 31, 2009 for a further discussion of the unrecognized income tax benefits.

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

The following table presents off-balance sheet arrangements as of September 30, 2010:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$37,959	$-	$-	$-	$37,959
Other loan commitments (1)	83,356	-	-	-	83,356
Other Commitments:
First Loss Position on loans sold to FNMA (1)	18,697	-	-	-	18,697
Total Commitments	$140,012	$-	$-	$-	$140,012

(1) In accordance with the requirements of both ASC 450-20-25 and ASC 460-10-25, as of September 30, 2010, reserves on loan commitments and the liability for the First Loss Position on loans sold to FNMA were $323,000 and $3.0 million, respectively, and were recorded in other liabilities in the Company's condensed consolidated statements of financial condition.

Asset Quality

General

At both September 30, 2010 and December 31, 2009, the Company had neither whole loans nor loans underlying MBS that would be considered subprime loans, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Note 10 to the condensed consolidated financial statements for a discussion of impaired investment securities and MBS.

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

Accrual of interest is determined on a loan by loan basis in accordance with regulatory guidelines, however, is generally discontinued on loans that have missed three consecutive monthly payments, at which time the Bank reverses all previously accrued interest.  Payments on non-accrual loans are generally applied initially to principal.  Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the outstanding principal balance (including any outstanding advances related to the loan) and accrued interest. Loans are returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least 6 months.

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

Non-accrual Loans

Within the Bank's portfolio, non-accrual loans totaled $19.6 million and $11.3 million at September 30, 2010 and December 31, 2009, respectively, representing 0.57% and 0.33% of total loans at September 30, 2010 and December 31, 2009.  During the nine months ended September 30, 2010, twenty-one loans totaling $12.8 million were added to non-accrual status.  Partially offsetting this increase were thirteen loans totaling $2.3 million that were removed from non-accrual status as they were satisfied during the period, and one non-accrual loan totaling $320,000 that was transferred to OREO.  The difficulties experienced in both the national real estate and financial services marketplaces combined to adversely impact the metropolitan NYC area multifamily and commercial real estate markets during the three-month and nine-month periods ended September 30, 2010.

Impaired Loans

A loan is considered impaired when it is probable that all contractual amounts due will not be collected in accordance with the terms of the loan. A loan is not deemed impaired, even during a period of delayed payment by the borrower, if the Bank ultimately expects to collect all amounts due, including interest accrued at the contractual rate.  Generally, the Bank considers non-accrual and troubled-debt restructured multifamily residential and commercial real estate loans, along with non-accrual one- to four-family loans exceeding $625,500, to be impaired. Non-accrual one-to four-family loans of $625,500 or less, as well as all consumer loans, are considered homogeneous loan pools and are not required to be evaluated individually for impairment.  Impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds its likely realizable value (typically obtained from an appraisal of the underlying collateral).  Principal balances of all impaired loans are reduced to their likely realizable value, as determined by the impairment analysis.  The recorded investment in loans deemed impaired was approximately $27.5 million, consisting of thirty-nine loans, at September 30, 2010, compared to $15.0 million, consisting of nineteen loans, at December 31, 2009.  During the nine months ended September 30, 2010, twenty-four loans totaling $18.0 million were added to impaired status, while two loans totaling $1.8 million were sold, one $425,000 loan was upgraded, and one $320,000 loan was transferred to OREO.  In addition, $3.1 million of aggregate principal balance on fourteen impaired loans at December 31, 2009 were charged-off during the nine months ended September 30, 2010.  During the nine months ended September 30, 2009, twenty-one loans totaling $12.1 million were added to impaired status, while ten loans totaling $4.8 million were removed from impaired status.  Of the $4.8 million removed from impaired status, $1.9 million represented a satisfaction that occurred during the period, and the remainder represented loans that were no longer deemed impaired due primarily to continued performance in accordance with their contractual terms.  The average balance of impaired loans approximated their period-end balance during the nine months ended both September 30, 2010 and 2009.  The increase in the average balance of impaired loans during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 reflected the increase of $12.4 million in impaired loans from September 30, 2009 to June 30, 2010.

At September 30, 2010, total impaired loans exceeded total non-accrual loans by $7.9 million due to two accruing troubled-debt restructured loans with an aggregate balance of $7.7 million, and one additional loan with a balance of $495,000 that, despite being on accrual status, were deemed impaired as a result of unique extenuating circumstances related to the borrower and/or collateral property.  The impaired loans that remained on accrual status were partially offset by thirteen non-accrual loans totaling $268,000 which, while on non-accrual status, were not deemed impaired since they were either one- to four-family loans with individual outstanding balances of $625,500 or less or consumer loans.

Troubled-Debt Restructurings ("TDRs")

Under ASC 310-40-15, the Bank is required to account for certain loan modifications or restructurings as TDRs.  In determining whether a loan modification meets the criteria for classification as a TDR, management considers the following:
•	For economic or legal reasons related to the debtor's financial difficulties, a concession has been granted that would not have otherwise been considered
•	A reduction of interest rate has been made for the remaining term of the loan
•	The maturity date of the loan has been extended with a stated interest rate lower than the current market rate for new debt with similar risk
•	The outstanding principal amount and/or or accrued interest have been reduced

In instances in which the interest rate has been reduced or the loan term extended, management further considers the following:

•
The reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the current market interest rate. [FAS 015, paragraph 7] ]

•	The terms of the restructured loan are comparable to the terms offered by the Bank to non-troubled debtors.

The Bank never accepts receivables or equity interests in satisfaction of TDRs.

Current OTS regulations require that TDRs remain classified as such until the loan is either repaid or returns to its original terms.  At September 30, 2010, the Bank had four loans totaling $10.7 million whose terms were modified in a manner that met the criteria for a TDR.  Two of these loans, with an aggregate outstanding principal balance of $3.0 million, were on non-accrual status as of September 30, 2010, while the remaining two loans, with an outstanding principal balance of $7.7 million, were accruing TDRs at September 30, 2010.  Two of the four TDRs, totaling $7.9 million, were commercial real estate loans and two loans totaling $2.8 million were multifamily residential real estate loans.  At December 31, 2009, the Bank had three loans totaling $5.3 million outstanding whose terms were modified in a manner that met the criteria for a TDR.  One of these three loans, with an outstanding principal balance of $1.0 million, was classified as an accruing TDR at December 31, 2009, while the remaining two loans remained on non-accrual status.  Two of these three loans were commercial real estate loans, while the remaining loan was a multifamily residential real estate loan.

Of the four TDRs outstanding at September 30, 2010, the following table summarizes the concessions made:

Concession Granted	Number of TDRs
Reduction of Interest rate for remaining term	4
Reduction of outstanding principal due or accrued interest receivable	2
Below market interest rate granted	2
Temporary suspension of amortization	4
Extension of maturity period	1

Since all TDRs are collateralized by real estate, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment.   Any shortfall in valuation on TDRs is accounted for through a charge-off, which can impact the level of periodic loan loss provisions.  The Bank recognized principal charge-offs of $1.3 million on the two non-accrual TDR loans during the nine months ended September 30, 2010.

Accrual status for TDR loans is determined separately for each TDR.   At the time the TDR is agreed to between the Bank and the borrower, the loan can be either on accrual or non-accrual status.  According to Bank policy, accruals typically cease when a loan misses three consecutive monthly payments.  Therefore, if a loan is on non-accrual status  at the time it is restructured, it continues being classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing), it will remain accruing throughout its restructuring period, unless three consecutive payments are not made under the restructuring agreement, and the loan thus becomes non-performing in accordance with either the Bank’s policy, as disclosed on page F-12 of the Annual Report on Form 10-K for the year ended December 31, 2009, and/or the criteria related to accrual of interest established by the OTS.  Accrual of interest would cease for any TDR in which a charge-off of principal has been determined during the reporting period.

OREO

 Property acquired by the Bank, or a subsidiary, as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure is classified as OREO Upon entering OREO, the Bank obtains a current appraisal on the property and reassesses the likely realizable value of the property quarterly thereafter.  Only either contractual or formal marketed values that fall below the appraised value are used when determining the likely realizable value of OREO at each reporting period.  The Bank typically seeks to dispose of OREO properties in a timely manner.  As a result, OREO properties have generally not warranted a subsequent independent appraisal.

The Bank owned two OREO properties with an aggregate recorded balance of $85,000 at September 30, 2010.  At December 31, 2009, the Bank owned five OREO properties with an aggregate recorded balance of $755,000.  During the nine months ended September 30, 2010, the Company added one OREO property with a balance of $320,000 and disposed of four properties with an aggregate balance of $568,000.  The Company also reduced the balance of two OREO properties by a total of $422,000 during the period to reflect their likely disposal value.  In all instances, these reductions reflected valuation information obtained during the reporting period.

The following table sets forth information regarding non-accrual loans, OREO, and non-performing investment securities at the dates indicated:

	At September 30, 2010	At December 31, 2009
	(Dollars in Thousands)
Non-accrual loans
One- to four-family	$224	$371
Multifamily residential	12,934	7,820
Commercial real estate	6,396	3,070
Cooperative apartment	25	26
Other	19	7
Total non-accrual loans	$19,598	$11,294
OREO	85	755
Non-performing investment securities	559	688
Total non-performing assets	$20,242	$12,737
Ratios:
Total non-accrual loans to total loans	0.57%	0.33%
Total non-performing assets to total assets	0.51	0.32

Other Potential Problem Loans

(i)  Loans Delinquent 30 to 89 Days

The Bank had 26 real estate loans, totaling $16.5 million, that were delinquent between 30 and 89 days at September 30, 2010, a net reduction of $13.0 million compared to 38 such loans totaling $29.5 million at December 31, 2009.  Included within the 30 to 89 day delinquent loans as of September 30, 2010 was a $496,000 principal balance loan that was included in the previously discussed $27.5 million of loans deemed impaired at September 30, 2010.  Given the challenges facing the NYC area real estate market at September 30, 2010, it is anticipated that 30-89 day delinquencies will remain above $10 million for the foreseeable future.  The 30 to 89 day delinquent levels fluctuate monthly, and are generally considered a less accurate indicator of credit quality trends than non-accrual loans.

(ii)  Loan Modifications

At September 30, 2010, the Bank had 29 loans totaling $50.0 million that were mutually modified with the borrowers in a manner that did not meet the criteria for TDRs, and were either current or less than 30 days delinquent at September 30, 2010.   These modifications, which have a typical term of 12 months, were granted by the Bank to borrowers who requested cash flow relief in order to assist them through periods of sub-optimal occupancy.  The key features of the modified loans are: 1) temporary and/or minor reductions in the cash flow requirements of debt service; and 2) no forgiveness of contractual principal and interest amounts due to the Bank.  The relief granted via modified loans has been provided in the form of either: (1) temporary suspension of monthly principal amortization; or (2) either a temporary reduction of interest rate, or a permanent reduction to an interest rate higher than that offered a prime borrower and generally reflective of the credit condition of the loan at the time of modification.  In consideration of paragraph 12c of ASC 310-40-15, the interest rate offered the borrower in a modification was consistent with an interest rate that: 1) the Bank would have offered a different borrower with comparable loan-to-value and debt service coverage ratios (after recognizing the sub-optimal rental status in determining such loan-to-value and debt service coverage ratios); and 2) the borrower could have received from another financial institution at the time of modification.  To date, no modified loans have had their maturities extended, nor would this be a typical negotiable item for the Bank.  While all of the modified loans at September 30, 2010 were secured by real estate, none of them were reliant upon the liquidation of the underlying collateral for the repayment of the outstanding loan.  In the rare instance in which the Bank also held a second lien on a first mortgage that was modified, it would consider the combined debt obligations of both liens in determining potential impairment.  Any impairment determined based upon this combined debt would result in a charge-off of the second lien initially, and the first loan only after the full second lien has been eliminated.

Any loan modification that either: 1) reduced the contractual rate below market as defined in the previous paragraph; or 2) forgave principal owed; or 3) met any of the other criteria designated in ASC 310-40-15 would have been deemed a TDR at September 30, 2010.  Since the Bank is an active prime multifamily residential and commercial real estate lender, it has continuous access to marketplace offering rates for such properties.  Any adjustments to lending rates for loans experiencing sub-optimal lending conditions would be authorized under the loan approval and underwriting polices outlined on page F-11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Based upon the criteria established by the Bank to review its potentially problem loans for impairment, designation of these modified loans as TDRs would not have had a material impact upon the determination of the adequacy of the Bank’s allowance for loan losses during the nine months ended September 30, 2010.

Problem Loans Serviced for FNMA Subject to the First Loss Position

The Bank services a pool of multifamily loans sold to FNMA which had an outstanding principal balance of $392.6 million at September 30, 2010.  This pool is subject to recourse in the form of the First Loss Position, which totaled $18.7 million at September 30, 2010.  Within this pool of loans, two loans totaling $2.2 million were 90 days or more delinquent at September 30, 2010.   At September 30, 2010, the Bank had further identified one additional loan over 30 days past due totaling $1.4 million within the FNMA pool.  The Bank manages the collection of these loans in the same manner as it does for portfolio loans.  Under the terms of the servicing agreement with FNMA, the Bank is obligated to fund FNMA all monthly principal and interest payments under the original terms of the loans, and to indemnify FNMA for any further losses (as defined in the sale agreement) until the earlier of the following events: (i) the Bank re-acquires the loan from FNMA; or (ii) the loans have either been fully satisfied or enter OREO status.  However, the aggregate losses incurred by the Bank on this pool of serviced loans cannot exceed the total First Loss Position.  The Bank has previously repurchased, and may opt to continue to repurchase, loans sold to FNMA with recourse exposure that become 90 or more days delinquent.  Such repurchased loans are reported as non-performing portfolio loans and are typically purchased from FNMA in order to control losses and expedite resolution of the loan, via restructure, reinstatement, note sale or enforcement of legal remedies.

Allowance for Loan Losses

The Bank’s allowance for loan losses has traditionally been comprised three primary components.  The first two components relate to problematic loans and are divided between loans deemed impaired and loans classified as special mention.   The final component of the allowance for loan losses relates to non-problematic or performing loans.

Impaired Loan Component

The component of the allowance associated with impaired loans is determined individually for each impaired loan.  To the extent that the individual loan analysis determines an impaired balance, the Bank may either allocate a reserve within the allowance for loan losses or charge off the amount of principal deemed impaired.  Based upon this methodology, increases or decreases in either the amount of impaired loans, or the magnitude of impairment of such loans will impact the allocated portion of the allowance for loan losses associated with such loans.  In addition, the election to recognize the impairment as either an allocated reserve or a charge-off of principal deemed loss would further impact this allocated balance.  As a result, the allowance for loan losses associated with impaired loans is subject to significant volatility.

At December 31, 2009, an allocated reserve of $1.9 million, or 0.06% of total loans, was recognized for impaired loans.  As a result of additions to impaired loans as well as deterioration in the condition of the existing impaired loans, this allocated reserve grew to $5.8 million, or 0.17% of total loans, at June 30, 2010.  During the quarter ended September 30, 2010, management elected to charge off its allocated reserve balance associated with impaired loans, thus carrying no allocated reserve on impaired loans at September 30, 2010.

The following table summarizes the impaired loan component of the allowance for loan losses at the dates presented:

	Total Impaired Loan Balance	Allocated Allowance Balance	Allocated Allowance Balance as a Percentage of the Total Balance of Impaired Loans	Allocated Allowance Balance as a Percentage of Total Loans
	(Dollars in Thousands)
At December 31, 2009	$15,049	$1,943	12.9%	0.06%
At June 30, 2010	29,515	5,782	19.6	0.17
At September 30, 2010	27,466	-	-	-

Special Mention Component

Prior to the quarterly period ended September 30, 2010, the component of the allowance for loan losses associated with special mention loans was determined based upon an expectation of default, and expected loss experience associated with loans that were deemed likely to default.  Each individual special mention loan was reviewed separately for purposes of this analysis.  Commencing during the three months ended September 30, 2010, a 12-month loss migration analysis on loans classified as special mention was utilized in order to determine an expected loss percentage to be applied to the aggregate pool of special mention loans.  Based upon this methodology, increases or decreases in either the amount of special mention loans, or the magnitude of charge-offs recognized within the past 12 months, will impact the allocated portion of the allowance for loan losses associated with such loans.  As a result, the allowance for loan losses associated with special mention loans is also subject to significant volatility.

The following table summarizes the special mention loan component of the allowance for loan losses at the dates presented:

	Total Special Mention Loan Balance	Allocated Allowance Balance	Allocated Allowance Balance as a Percentage of the Total Balance of Special Mention Loans	Allocated Allowance Balance as a Percentage of Total Loans
	(Dollars in Thousands)
At December 31, 2009	$69,582	$3,862	5.55%	0.11%
At June 30, 2010	23,676	1,293	5.46	0.04
At September 30, 2010	32,266	1,469	4.55	0.04

        The decline in Special Mention loans during the nine months ended September 30, 2010 reflected either the resolution or improved status of several significant borrower relationships that were classified as Special Mention at December 31, 2009.

Performing Loan Component

In determining the allowance for loan losses associated with performing loans, the following five elements are considered: (i) charge-off experience; (ii) concentrations of credit; (iii) underwriting standards and experience; (iv) economic conditions; and (v) the period of time the loan has been held and performing.  The charge-off experience utilized at December 31, 2009, as well at each reporting period during the nine months ended September 30, 2010, was derived from the loss experience of each loan collateral type during the Bank’s most recent fully completed real estate recessionary cycle, which occurred from 1992 through 1996.  Management expects to transition to the current recessionary period loss experience once it believes that the current cycle is approaching its completion.  In the interim, management regularly compares the loss experience in the current recessionary cycle to the 1992 through 1996 recessionary cycle in order to ensure that utilizing the 1992 through 1996 loss data is not understating the loss experience expected to be recognized in the current recessionary cycle.  To date, the loss experience of the current recessionary period has fallen below the loss experience of the 1992 through 1996 recessionary cycle.  The four remaining elements driving the allowance for loan losses associated with performing loans experienced little to no change during the period December 31, 2009 through September 30, 2010, due primarily to both the ongoing stability in the Bank’s lending activities and loan delinquencies, as well as the relative stability of the New York City rental market.

The following table compares September 30, 2010 to December 31, 2009 for each of the five components of the Bank’s allowance for loan losses associated with performing loans:

Component:	Comparison of September 30, 2010 and December 31, 2009
Charge-off experience	Unchanged
Concentrations of credit	Unchanged
Underwriting standards and experience	Unchanged
Economic conditions	Unchanged
The period of time the loan has been held and performing	Slight improvement

As a result , this portion of the allowance for loan losses remained relatively constant during the nine months ended September 30, 2010, ranging between 0.45% and 0.47% of total loans.  The following table summarizes the portion of the allowance for loan losses associated with performing loans as of the dates indicated:

	Total Performing Loan Balance	Allocated Allowance Balance	Allocated Allowance Balance as a Percentage of the Total Balance of Performing Loans	Allocated Allowance Balance as a Percentage of Total Loans
	(Dollars in Thousands)
At December 31, 2009	$3,310,628	$15,700	0.47%	0.46%
At June 30, 2010	3,411,851	16,275	0.48	0.47
At September 30, 2010	3,367,360	15,473	0.46	0.45

Management's quarterly evaluation of the loan loss reserves associated with performing loans takes into account not only performance of the current loan portfolio, but also general credit conditions and volume of new business, in determining the timing and amount of any future loan loss provisions.

The allowance for loan losses was $16.9 million at September 30, 2010, down from $21.5 million at December 31, 2009. During the nine months ended September 30, 2010, the Bank recorded a provision of $7.9 million to its allowance for loan losses in order to provide for probable credit losses in the portfolio and loans committed for funding at period end.  During the same period, the Bank also recorded net charge-offs of approximately $12.6 million against its allowance for loan losses, and transferred $99,000 of reserves from the liability related to loan origination commitments into the allowance for loan losses.

Charge-offs totaled $6.8 million during the three months ended September 30, 2010.  Of this total, $886,000 resulted from the disposition of four loans to two problem borrowers totaling $6.6 million.  In addition, at June 30, 2010, the Bank had $5.2 million of reserves allocated within its allowance for loan losses for probable credit losses on $26.7 million of loans deemed impaired at June 30, 2010.  Given the uncertainty of the ultimate resolution of the $5.2 million allocated reserve, the Bank, at June 30, 2010, recognized it as a component of its general allowance for loan losses.  During the most recent quarter, the Bank’s dispositions of impaired loans continued to occur at a discount to the appraised values on such loans (as had also occurred in the previous quarter).  Management  thus elected to charge-off the $5.2 million reserve balance, as well as an additional $470,000 of probable credit losses resulting from further reduction in the likely realizable value of these loans during the September 2010 quarter.  In accordance with established policy, escrow advances of $310,000 on these loans were also charged off.

During the twelve months ended September 30, 2010, the Company recognized approximately $15.6 million in net charge-offs and recorded loan loss provisions totaling $12.4 million.  Both of these amounts were significantly in excess of levels experienced prior to commencement of the real estate recession in 2008.  The Company remains committed to resolving non-accrual loans as expeditiously as possible.  While there has been a corollary relationship between the heightened levels of both loan loss provisions and charge-offs during the period, these two amounts have not necessarily closely correlated within individual quarters, especially during the first three quarters of 2010.  As a result, the great majority of charge-offs recognized during both the June 2010 and September 2010 quarters were more closely associated with the loan loss provisions recognized in late 2009 and the first six months of 2010.  (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Loan Losses" for a further discussion).

The significant fluctuations in recorded charge-offs from quarter to quarter are also attributable to the following: (1) there have been so few problem loans; (2) the average loan size in the portfolio is larger than a typical single family portfolio; (3) one borrower occasionally has a portfolio of loans financed by the Bank, therefore when such a borrower encounters payment problems it can affect several loans simultaneously; and (4) the timing and resolution of problem loans is unpredictable.

Reserve Liability on Loan Origination Commitments

The Bank also had a reserve liability related to loan origination commitments (recorded in other liabilities) that totaled $581,000 at September 30, 2010 and $679,000 at December 31, 2009.  This amount fluctuates based upon the amount and composition of the Bank’s loan commitment pipeline.

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Assets.  Assets totaled $4.00 billion at September 30, 2010, an increase of $44.5 million from total assets of $3.95 billion at December 31, 2009.

Cash and due from banks and federal funds sold and other short-term investments increased $31.4 million and $20.1 million, respectively, during the period.  During the first nine months of 2010, the Company gathered $163.8 million in new deposits and has elected to retain a portion of these funds in liquid balances to fund future cash obligations.  Portfolio real estate loans increased $28.1 million during the period, as a result of $341.3 million of originations and $45.1 million of purchases, which were partially offset by amortization and satisfactions of $286.1 million and portfolio sales of $65.5 million during the same period.  MBS available-for-sale declined $59.6 million during the period on principal repayments of $59.1 million during the nine months ended September 30, 2010.

Liabilities.  Total liabilities increased $16.8 million during the nine months ended September 30, 2010, primarily as a result of the addition of $163.8 million in deposits, and $26.1 million in mortgagor escrow balances during the period.  The Company repaid a maturing $25.0 million subordinated note on May 1, 2010 and reduced its aggregate balance of FHLBNY advances and REPO borrowings by $140.2 million during the nine months ended September 30, 2010.  Mortgagor escrow balances increased as a result of both increased loan balances and borrowers funding real estate escrow obligations in advance of annual payments to be made by the Bank on their behalf in December 2010.  See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the changes in retail branch and Internet banking deposits, FHLBNY advances, REPOS and the subordinated note payable during the period.

Stockholders' Equity.  Stockholders' equity increased $27.7 million during the nine months ended September 30, 2010, due primarily to net income of $30.8 million, a reclassification of $8.0 million from liabilities to equity related to the ESOP benefit component of the Company’s BMP that resulted from modifications made to the BMP in March 2010, and $2.4 million of stock benefit plan expense amortization that added to the cumulative balance of stockholders' equity.  Partially offsetting these items were $14.0 million in cash dividends paid during the period.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

General.  Net income was $11.4 million during the three months ended September 30, 2010, an increase of $3.0 million from net income of $8.3 million during the three months ended September 30, 2009.  During the comparative period, net interest income increased $5.3 million and non-interest income declined $1.0 million, while the provision for loan losses fell $3.1 million and non-interest expense increased $1.3 million, resulting in an increase in pre-tax income of $6.1 million.  Income tax expense increased $3.1 million during the comparative period due to both the increase in pre-tax earnings as well as a higher effective tax rate.

Net Interest Income.  The discussion of net interest income for the three months ended September 30, 2010 and 2009 presented below should be read in conjunction with the following tables, which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended September 30,
		2010			2009
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,439,448	$50,648	5.89%	$3,266,416	$48,422	5.93%
Other loans	1,316	28	8.51	1,568	35	8.93
MBS	166,672	1,846	4.43	246,354	2,748	4.46
Investment securities	64,325	290	1.80	26,039	76	1.17
Federal funds sold and other short-term investments	134,749	702	2.08	181,303	809	1.78
Total interest-earning assets	3,806,510	$53,514	5.62%	3,721,680	$52,090	5.60%
Non-interest earning assets	283,523			190,633
Total assets	$4,090,033			$3,912,313

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$98,588	$99	0.40%	$105,938	$179	0.67%
Money Market accounts	760,509	1,221	0.64	730,634	1,738	0.94
Savings accounts	317,243	202	0.25	297,450	201	0.27
CDs	1,107,791	5,861	2.10	1,016,246	7,038	2.75
Borrowed Funds	1,213,607	11,855	3.88	1,265,644	13,965	4.38
Total interest-bearing liabilities	3,497,738	$19,238	2.18%	3,415,912	$23,121	2.69%
Non-interest bearing checking accounts	122,722			105,211
Other non-interest-bearing liabilities	150,483			105,502
Total liabilities	3,770,943			3,626,625
Stockholders' equity	319,090			285,688
Total liabilities and stockholders' equity	$4,090,033			$3,912,313
Net interest income		$34,276			$28,969
Net interest spread			3.44%			2.91%
Net interest-earning assets	$308,772			$305,768
Net interest margin			3.60%			3.11%
Ratio of interest-earning assets to interest-bearing liabilities			108.83%			108.95%

Rate/Volume Analysis

	Three Months Ended September 30, 2010
	Compared to Three Months Ended September 30, 2009
	Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$2,559	$(333)	$2,226
Other loans	(6)	(1)	(7)
MBS	(886)	(16)	(902)
Investment securities	143	71	214
Federal funds sold and other short-term investments	(226)	119	(107)
Total	$1,584	$(160)	$1,424

Interest-bearing liabilities:
Interest bearing checking accounts	$(10)	$(70)	$(80)
Money market accounts	50	(567)	(517)
Savings accounts	15	(14)	1
CDs	549	(1,726)	(1,177)
Borrowed funds	(550)	(1,560)	(2,110)
Total	$54	$(3,937)	$(3,883)
Net change in net interest income	$1,530	$3,777	$5,307

During the period January 1, 2009 through September 30, 2010, FOMC monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%.  As a result, beginning in early 2009, the Company was able to commence an orderly reduction of both its deposit and borrowing costs that continued through September 2010.  In addition, dislocations in the securitization marketplace for loans secured by multifamily and commercial real estate reduced the overall competition for the Bank's primary loan product, thus permitting reductions in origination rates on these loans to lag the general reductions in their benchmark interest rates.  Both of these factors favorably impacted the Company's net interest margin during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Interest Income.  Interest income was $53.5 million during the three months ended September 30, 2010, an increase of $1.4 million from the three months ended September 30, 2009, primarily reflecting growth in interest income of $2.2 million on real estate loans and $214,000 on investment securities.  The increase in interest income on real estate loans resulted from an increase of $173.0 million in their average balance, and the increase in investment interest income similarly resulted from an increase of $38.3 million in their average balance during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Offsetting these items was a decline of $902,000 in interest income on MBS that resulted from a reduction of $79.7 million in their average balance during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  The reduction in average balance resulted from $77.3 million in principal repayments during the period October 2009 through September 2010.  The Company has not purchased any MBS since January 1, 2009.  Interest income on other short-term investments declined $107,000 during the comparative period, primarily as a result of a reduction of $95,000 in FHLBNY capital stock income, reflecting both a reduction in average balance of the Company's FHLBNY capital stock investment and a lower quarterly dividend rate declared by the FHLBNY in 2010 compared to the comparable period of 2009.

Interest Expense.  Interest expense decreased $3.9 million, to $19.2 million, during the three months ended September 30, 2010, from $23.1 million during the three months ended September 30, 2009.  The decline resulted from reductions in interest expense of $517,000 on money market accounts, $1.2 million on CDs, and $2.1 million on borrowed funds.

The decrease in interest expense on money market accounts and CDs resulted from declines of 30 basis points and 65 basis points, respectively, in their average cost, as a result of the Company's orderly reduction in offering rates on all deposit accounts from October 2009 through September 2010.  In addition, the Company was able to re-finance maturing borrowings at lower average costs during the period October 2009 through September 2010, creating a reduction of 50 basis points in its average borrowing costs from the three months ended September 30, 2009 to the three months ended September 30, 2010. Partially offsetting these items was additional interest expense resulting from an increase in the average balance of money markets and CDs of $29.9 million and $91.5 million, respectively, from the three months ended September 30, 2009 to the three months ended September 30, 2010, reflecting $163.8 million of deposits added during the first nine months of 2010 (the great majority of which were money markets and CDs).  The average balance of borrowed funds declined $52.0 million during the three months ended September 30, 2010 compared to the three months ended September 30, 2009, reflecting both a reduction of $140.2 million in the aggregate balance of FHLBNY Advances and REPOs from December 31, 2009 to September 30, 2010, as well as the satisfaction of the Holding Company’s $25.0 million subordinated note in May 2010.

Provision for Loan Losses.  The provision for loan losses was $667,000 during the three months ended September 30, 2010, a decrease of $3.1 million from the provision of $3.8 million recorded during the three months ended September 30, 2009.  During the nine months ended September 30, 2010, the Bank recognized charge-offs of $12.6 million on impaired loans.  As a result of these charge-offs, the level of probable credit losses on impaired loans was significantly reduced.  While loans deemed impaired were added during the period, the level of probable credit losses on these impaired loans remained lower at September 30, 2010 compared to September 30, 2009.  As a result, although impaired loans were higher at September 30, 2010 than September 30, 2009, a lower loan loss provision was recorded in the September 2010 quarter.  Management remains committed to providing for expected losses on impaired loans in a timely manner, thus any deterioration in conditions within the Bank’s loan portfolio will be recognized timely within the provision for loan losses.   Due to the reduced level of probable credit losses on impaired loans at September 30, 2010, as well as the continued strong performance of the overall loan portfolio, the Company’s analysis of the adequacy of its allowance for loan losses at September 30, 2010 did not warrant replenishment of the great majority of the $6.8 million of charge-offs recognized during the quarter.  The provision thus totaled $667,000 during the quarter ended September 30, 2010, a significant decline from the previous quarter.

Non-Interest Income.  Total non-interest income declined $1.0 million from the three months ended September 30, 2009 to the three months ended September 30, 2010, due primarily to an increase in credit-related OTTI charges of $1.1 million.  The great majority of the increased OTTI charge reflected a deterioration in the expected cash flows associated with one bond that, as of September 30, 2010, had virtually no remaining recorded balance.

Non-Interest Expense.  Non-interest expense was $14.9 million during the three months ended September 30, 2010, an increase of $1.3 million from $13.6 million during the three months ended September 30, 2009.

Salaries and employee benefits increased $450,000 due to both ongoing salary increases and an increase in the expected payout on the Company’s long-term incentive plan.  Occupancy and equipment expense increased $264,000, primarily as a result of two new branch locations.  Federal deposit insurance costs increased $156,000 during the comparative period and other expenses increased $181,000 primarily as a result of higher legal costs.

Non-interest expense was 1.46% of average assets during the three months ended September 30, 2010, compared to 1.39% during the three months ended September 30, 2009, reflecting the $1.3 million increase in expenses.

Income Tax Expense.   Income tax expense increased $3.1 million during the three months ended September 30, 2010 compared to the three months ended September 30, 2009, due primarily to an increase of $6.1 million in pre-tax earnings.  The Company's customary consolidated tax rate had previously approximated 37%.  During the three months ended September 30, 2010, New York State enacted a change in both state and New York City tax law associated with bad debt deductions permissible by savings banks, effective retroactively to January 1, 2010.  As a result, the Company was required to recognize an adjustment of approximately $700,000 during the three months ended September 30, 2010 for the difference between the previous and new rules for the first six months of 2010.  The Company’s consolidated effective tax rate thus increased to 42.6% during the most recent quarter.  Looking forward, the consolidated effective tax rate is expected to approximate 40%.

Comparison of Operating Results for the Nine Months Ended September 30, 2010 and 2009

General.  Net income was $30.8 million during the nine months ended September 30, 2010, an increase of $12.7 million from net income of $18.1 million during the nine months ended September 30, 2009.  During the comparative period, net interest income increased $20.8 million and non-interest income increased $6.1 million, while the provision for loan losses declined $713,000 and non-interest expense increased $3.8 million, resulting in an increase in pre-tax income of $23.9 million.  Income tax expense increased $11.1 million during the comparative period due to both the increase in pre-tax earnings as well as a higher effective tax rate.

Net Interest Income.  The discussion of net interest income for the nine months ended September 30, 2010 and 2009 presented below should be read in conjunction with the following tables, which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Nine Months Ended September 30,
		2010			2009
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,454,596	$151,839	5.86%	$3,270,839	$144,412	5.89%
Other loans	1,373	97	9.42	1,633	110	8.98
MBS	185,917	6,199	4.45	269,911	8,997	4.44
Investment securities	57,398	1,009	2.34	21,521	515	3.19
Federal funds sold and other short-term investments	153,475	2,125	1.85	223,412	2,170	1.30
Total interest-earning assets	3,852,759	$161,269	5.58%	3,787,316	$156,204	5.50%
Non-interest earning assets	252,938			200,533
Total assets	$4,105,697			$3,987,849

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$101,805	$473	0.62%	$109,479	$843	1.03%
Money Market accounts	754,176	4,577	0.81	722,013	7,885	1.46
Savings accounts	310,198	602	0.26	286,429	861	0.40
CDs	1,076,696	17,334	2.15	1,074,231	25,497	3.17
Borrowed Funds	1,298,267	38,036	3.92	1,291,274	41,720	4.32
Total interest-bearing liabilities	3,541,142	$61,022	2.30%	3,483,426	$76,806	2.95%
Non-interest bearing checking accounts	115,323			99,868
Other non-interest-bearing liabilities	138,376			122,568
Total liabilities	3,794,841			3,705,862
Stockholders' equity	310,856			281,987
Total liabilities and stockholders' equity	$4,105,697			$3,987,849
Net interest income		$100,247			$79,398
Net interest spread			3.28%			2.55%
Net interest-earning assets	$311,617			$303,890
Net interest margin			3.47%			2.80%
Ratio of interest-earning assets to interest-bearing liabilities			108.80%			108.72%

Rate/Volume Analysis

	Nine Months Ended September 30, 2010
	Compared to Nine Months Ended September 30, 2009
	Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$8,138	$(711)	$7,427
Other loans	(18)	5	(13)
MBS	(2,809)	11	(2,798)
Investment securities	745	(251)	494
Federal funds sold and other short-term investments	(823)	778	(45)
Total	$5,233	$(168)	$5,065

Interest-bearing liabilities:
Interest bearing checking accounts	$(47)	$(323)	$(370)
Money market accounts	277	(3,585)	(3,307)
Savings accounts	56	(315)	(259)
CDs	45	(8,209)	(8,164)
Borrowed funds	203	(3,887)	(3,684)
Total	$534	$(16,319)	$(15,784)
Net change in net interest income	$4,699	$16,151	$20,849

During the period January 1, 2009 through September 30, 2010, FOMC monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%.  As a result, beginning in early 2009, the Company was able to commence an orderly reduction of both its deposit and borrowing costs that continued through September 2010.  In addition, dislocations in the securitization marketplace for loans secured by multifamily and commercial real estate reduced the overall competition for the Bank's primary loan product, thus permitting reductions in origination rates on these loans to lag the general reductions in their benchmark interest rates.  Both of these factors favorably impacted the Company's net interest margin during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Interest Income.  Interest income was $161.3 million during the nine months ended September 30, 2010, an increase of $5.1 million from the nine months ended September 30, 2009, primarily reflecting growth in interest income of $7.4 million on real estate loans and $494,000 on investment securities.  The increase in interest income on real estate loans resulted from an increase of $183.8 million in their average balance, and the increase in investment interest income similarly resulted from an increase of $35.9 million in their average balance during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Offsetting these items was a decline of $2.8 million in interest income on MBS that resulted from a reduction of $84.0 million in their average balance during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  The reduction in average balance resulted from $77.3 million in principal repayments during the period October 2009 through September 2010.  The Company has not purchased any MBS since January 1, 2009.

Interest Expense.  Interest expense decreased $15.8 million, to $61.0 million, during the nine months ended September 30, 2010, from $76.8 million during the nine months ended September 30, 2009.  The decline resulted from reductions in interest expense of $3.3 million on money market accounts, $8.2 million on CDs and 3.7 million on borrowed funds.

The decrease in interest expense on money market accounts and CDs resulted from declines of 65 basis points and 102 basis points, respectively, in their average cost, as a result of the Company's orderly reduction in offering rates on all deposit accounts from October 2009 through September 2010.  In addition, the Company was able to replace maturing borrowings at lower average costs during the period October 2009 through September 2010, creating a reduction of 40 basis points in its average borrowing costs from the nine months ended September 30, 2009 to the nine months ended September 30, 2010.  Partially offsetting these items was additional interest expense resulting from an increase in the average balance of money markets of $32.2 million from the nine months ended September 30, 2009 to the nine months ended September 30, 2010, reflecting $34.7 million of such deposits added during the first nine months of 2010.  The average balance of borrowed funds increased $7.0 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, as the Company took advantage of some attractive medium- and long-term borrowing offerings present throughout 2009.

Provision for Loan Losses.  The provision for loan losses was $7.9 million during the nine months ended September 30, 2010, $713,000 below the provision of $8.7 million recorded during the nine months ended September 30, 2009.  This decline resulted primarily from a reduction in the quarterly loan loss provision to $667,000 during the three months ended September 30, 2010 from $3.8 million during the September 2009 quarter, reflecting a lower level of probable credit losses determined on impaired loans at September 30, 2010 compared to September 30, 2009.  The lower level of probable credit losses on impaired loans largely resulted from $15.6 million of charge-offs recognized from October 1, 2009 through September 30, 2010.  While non-accrual loans increased $5.4 million during the comparative period, they remained a small portion of the Bank’s total loan portfolio, and virtually all were non-homogeneous in nature.  As a result, a high correlation between the change in the Bank’s non-accrual loans and its allowance for loan losses cannot effectively be surmised.  However, as stated previously, extended periods of higher non-accrual loans and charge-offs would likely result in increased levels of loan loss provisioning during the same timeframe.

Non-Interest Income.  Total non-interest income increased $6.1 million from the nine months ended September 30, 2009 to the nine months ended September 30, 2010.  Within non-interest income, mortgage banking income increased $895,000, and credit-related OTTI charges declined $4.2 million (resulting in an increase in non-interest income).  In addition, during the nine months ended September 30, 2010, the Company recognized gains of $608,000 on sales, and $242,000 on the transfer from available-for-sale into trading, of some equity mutual fund holdings.  (See Note 10 to the Condensed Consolidated Financial Statements for a further discussion of the OTTI charges, and the sale and transfer of equity mutual fund holdings).  The increase in mortgage banking income resulted primarily from the absence of charges to increase the liability for the First Loss Position on loans sold with recourse to FNMA during the nine months ended September 30, 2010, as the Bank recorded a charge to mortgage banking income of $1.4 million during the nine months ended September 30, 2009 for an increase to this liability (See Note 14 to the Condensed Consolidated Financial Statements for the components comprising mortgage banking income).  The remainder of the increase in non-interest income resulted primarily from $479,000 of additional rental income on leased properties, as the Company modified the income recognition on these properties from a strictly cash basis to a straight line accrual methodology.

Non-Interest Expense.  Non-interest expense was $46.4 million during the nine months ended September 30, 2010, an increase of $3.8 million from $42.6 million during the nine months ended September 30, 2009.

Salaries and employee benefits increased $2.4 million during the comparative period, of which $457,000 resulted from an adjustment to the manner of expense recognition on a component of the Company's BMP, $353,000 reflected an actuarial adjustment to the defined benefit plan expenses associated with the Employee Retirement Plan and BMP, and the remainder resulted from ongoing salary increases.  Occupancy and equipment expense increased $1.2 million as a result of $1.0 million of higher rental expense, largely reflecting a transition of operating lease rental expense from a strictly cash basis to a straight line accrual methodology.  Federal deposit insurance costs declined $1.4 million during the comparative period as a result of a special insurance assessment of $1.8 million incurred during the nine months ended September 30, 2009.  During the nine months ended September 30, 2010, the Company recorded a provision for losses on OREO of $422,000 for the write-down of two OREO properties to their likely disposal value.  No such provision was made during the nine months ended September 30, 2009.  Other expenses grew $956,000, primarily reflecting higher marketing costs of $681,000.

Non-interest expense was 1.51% of average assets during the nine months ended September 30, 2010, compared to 1.42% during the nine months ended September 30, 2009, reflecting the $3.8 million increase in non-interest expense.

Income Tax Expense.   Income tax expense increased $11.1 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, due primarily to an increase of $23.9 million in pre-tax earnings.  The Company's customary consolidated tax rate had previously approximated 37%.  As previously discussed, during the nine months ended September 30, 2010, the Company recognized gains totaling $608,000 on both the sale of mutual funds and the transfer of mutual funds into trading.  From a tax perspective, since: (i) these events triggered the reversal of deferred tax assets previously recognized when the Company recorded OTTI charges in March 2009; and (ii) the deferred tax assets on the OTTI were established at a statutory rate approximating 45% (significantly in excess of the current consolidated 39.5% tax rate), their reversal created a higher effective tax rate during the nine months ended September 30, 2010. In addition, as discussed on page 21, the Company recognized an adjustment of approximately $700,000 during the nine months ended September 30, 2010 related to a change in New York State and City tax law enacted during 2010.  The Company’s consolidated effective tax rate thus increased to 40.1% during the nine months ended September 30, 2010.  The impact of $5.9 million in OTTI charges reduced the effective tax rate for the nine months ended September 30, 2009 to 35.6%, as the tax provision applied to these OTTI items was made at the statutory 45% rate.  Looking forward, the consolidated effective tax rate is expected to approximate 40%.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2009 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on March 12, 2010.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At September 30, 2010, the Company owned six mutual fund investments totaling $1.41 million that were designated as trading.  At September 30, 2010, the Company did not conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2009 to September 30, 2010.

Interest Sensitivity Gap.  There was no material change in the computed one-year interest sensitivity gap from December 31, 2009 to September 30, 2010.

Interest Rate Risk Exposure (Net Portfolio Value) Compliance.  At September 30, 2010, the Bank continued to monitor the impact of interest rate volatility upon net interest income and net portfolio value ("NPV") in the same manner as at December 31, 2009.  There were no changes in the Board-approved limits of acceptable variance in the effect of interest rate fluctuations upon net interest income and NPV at September 30, 2010 compared to December 31, 2009.

The analysis that follows presents the estimated NPV resulting from market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under four other interest rate scenarios (each a "Rate Shock Scenario") represented by immediate, permanent, parallel shifts in interest rates from those observed at September 30, 2010 and December 31, 2009.  The analysis additionally presents a measurement of the interest rate sensitivity at September 30, 2010 and December 31, 2009.  Interest rate sensitivity is measured by the basis point changes in the various NPV ratios ("NPV Ratios") from the Pre-Shock Scenario to the Rate Shock Scenarios.  NPV Ratios represent the NPV as a percentage of the total value of assets determined under each respective Pre- and Rate Shock Scenario.  An increase in the NPV Ratio is considered favorable, while a decline is considered unfavorable.

	At September 30, 2010
	Net Portfolio Value					At December 31, 2009
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Basis Point Change in NPV Ratio	NPV Dollar Amount	NPV Ratio	Basis Point Change in NPV Ratio	Board Approved NPV Ratio Limit
	(Dollars in thousands)
Rate Shock Scenario
+ 200 Basis Points	$415,944	(15,460)	-3.58%	10.30%	(11)	$373,349	9.48%	(68)	5.0%
+ 100 Basis Points	431,681	277	0.06	10.53	12	401,595	10.03	(13)	6.0
Pre-Shock Scenario	431,404	-	-	10.41	-	412,478	10.16	-	7.0
- 100 Basis Points	437,387	5,983	1.39	10.41	-	403,261	9.84	(32)	7.0
- 200 Basis Points	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	7.0

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

The Pre-Shock Scenario NPV increased from $412.5 million at December 31, 2009 to $431.4 million at September 30, 2010.  The NPV Ratio at September 30, 2010 was 10.41% in the Pre-Shock Scenario, compared to 10.16% at December 31, 2009.  The increase in the Pre-Shock Scenario NPV was due primarily to an increase in the valuation of multifamily loans (reflecting lower marketplace offering rates on such loans at September 30, 2010 compared to December 31, 2009).  The growth in the Pre-Shock Scenario NPV Ratio reflected the increased Pre-Shock Scenario NPV at September 30, 2010 compared to December 31, 2009.
The Bank’s +200 basis point Rate Shock Scenario NPV increased from $373.3 million at December 31, 2009 to $415.9 million at September 30, 2010.  The increase resulted primarily from a more favorable valuation of multifamily loans at September 30, 2010 compared to December 31, 2009, reflecting a decline in their estimated term to next interest rate repricing at September 30, 2010 compared to December 31, 2009.  Assets with a reduced term to next interest rate repricing generate a more favorable NPV in a rising rate interest rate environment.  As a result, the decline in the NPV of total assets from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario was lower at September 30, 2010 than December 31, 2009.  In addition, the liquid balances generated by increased escrow funds accumulated on mortgage loans during the three months ended September 30, 2010 favorably impacted the change in asset valuation from the Pre-Shock Scenario NPV to the +200 basis point Rate Shock Scenario NPV.

The NPV Ratio was 10.30% in the +200 basis point Rate Shock Scenario at September 30, 2010, an increase from the NPV Ratio of 9.48% in the +200 basis point Rate Shock Scenario at December 31, 2009.  The increase reflected the aforementioned increase in the +200 basis point Rate Shock Scenario NPV during the comparative period.

At September 30, 2010, the interest rate sensitivity in the +200 basis point Rate Shock Scenario was negative 11 basis points, compared to interest rate sensitivity of negative 68 basis points in the +200 basis point Rate Shock Scenario at December 31, 2009.  The reduction in sensitivity was due primarily to less sensitivity in the valuation of multifamily loans in the +200 basis point Rate Shock Scenario at September 30, 2010 compared to December 31, 2009, as the majority of these loans moved closer to their contractual repricing.

Item 4.  Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2010, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under The Securities Exchange Act of 1934.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2010 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

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

• Deposit Insurance Assessments.  The Reform Act includes a permanent increase in deposit insurance coverage to $250,000 per account, unlimited deposit insurance on noninterest-bearing transaction accounts through December 31, 2012, and an increase in the minimum designated reserve ratio for the DIF from 1.15% to 1.35%.   The minimum designated reserve ratio must be reached by September 30, 2020.  In establishing the assessments necessary to satisfy the new requirement, the FDIC will offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, such as the Bank, so that more of the cost of raising the reserve ratio will be borne by the institutions with more than $10 billion in assets.  In addition, deposit insurance assessments will now be based on the Company’s average consolidated total assets minus the Company’s average tangible equity, rather than on the Company’s deposit bases.  On October 19, 2010, the Board of Directors of the FDIC adopted a new Restoration Plan to implement the reserve ratio increase established in the Reform Act.  A more detailed description of the Restoration Plan appears in “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Market Developments - Insurance of Deposit Accounts.”  It is unknown at this time what effect the foregoing will have on the Company’s deposit insurance premiums.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(c) The Holding Company did not repurchase any shares of its common stock into treasury during the three months ended September 30, 2010.  No existing repurchase programs expired during the three months ended September 30, 2010, nor did the Company terminate any repurchase programs prior to expiration during the quarter.  As of September 30, 2010, the Company had an additional 1,124,549 shares remaining eligible for repurchase under its twelfth stock repurchase program, which was publicly announced in June 2007.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.           (Removed and Reserved)

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

10.15	Form of award notice for outside directors under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc. (5)
10.16	Form of award notice for officers and employees under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc. (5)
10.17	Financial Federal Savings Bank Incentive Savings Plan in RSI Retirement Trust (6)
10.18	Financial Federal Savings Bank Employee Stock Ownership Plan (6)
10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (7)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (14)
10.22	Waiver executed by Vincent F. Palagiano (11)
10.23	Waiver executed by Michael P. Devine (11)
10.24	Waiver executed by Kenneth J. Mahon (11)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (10)
10.26	Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (10)
10.27	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Daniel Harris (15)
10.28	Dime Community Bancshares, Inc. Annual Incentive Plan (15)
10.39	The Dime Savings Bank of Williamsburgh 401(K) Plan (Amended and Restated Effective January 1, 2010) (17)
10.30	Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (15)
31(i).1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31(i).2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

(1)	Incorporated by reference to the registrant's Transition Report on Form 10-K for the transition period ended December 31, 2002 filed on March 28, 2003.
(2)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 filed on September 28, 1998.
(3)	Incorporated by reference to the registrant's Current Report on Form 8-K dated April 9, 1998 and filed on April 16, 1998.
(4)	Incorporated by reference to Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed on September 26, 1997.
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

Dime Community Bancshares, Inc.

Dated: November 9, 2010	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: November 9, 2010	By: /s/ KENNETH J. MAHON
Kenneth J. Mahon
First Executive Vice President and Chief Financial Officer (Principal Accounting Officer)