Form 10-K
period 2010-12-31
DIME COMMUNITY BANCSHARES INC
filed 2011-03-14
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES  X  NO

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES           NO

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
           LARGE ACCELERATED FILER             ACCELERATED FILER   X        NON-ACCELERATED FILER ___      SMALLER REPORTING COMPANY ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):          ___ Yes        X    No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $340 million based upon the $9.11 closing price on the NASDAQ National Market for a share of the registrant’s common stock on June 30, 2010.

      As of March 11, 2011, there were 34,683,130  shares of the registrant’s common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on May 19, 2011 and any adjournment thereof, are incorporated by reference in Part III.

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

PART I

Item 1.           Business

General

Dime Community Bancshares, Inc. (the "Holding Company," and together with its direct and indirect subsidiaries, the "Company") is a Delaware corporation and parent company of the Bank, a federally-chartered stock savings bank.  The Bank maintains its headquarters in the Williamsburg section of the borough of Brooklyn, New York and operates twenty-five full-service retail banking offices located in the New York City ("NYC") boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.

The Bank’s principal business has been, and continues to be, gathering deposits from customers within its market area, and investing them primarily in multifamily residential mortgage loans, commercial real estate loans, one- to four-family residential mortgage loans, construction and land acquisition loans, consumer loans, mortgage-backed securities ("MBS"), obligations of the U.S. Government and Government Sponsored Entities ("GSEs"), and corporate debt and equity securities. The Bank’s revenues are derived principally from interest on its loan and securities portfolios and other short-term investments. The Bank’s primary sources of funds are deposits; loan amortization, prepayments and maturities; MBS amortization, prepayments and maturities; investment securities maturities and sales; advances from the Federal Home Loan Bank of New York ("FHLBNY"); and borrowings in the form of securities sold under agreement to repurchase ("REPOS").

The primary business of the Holding Company is the ownership of its wholly-owned subsidiary, the Bank. The Holding Company is a unitary savings and loan holding company, which, under existing law, is generally not restricted as to the types of business activities in which it may engage, provided that the Bank remains a qualified thrift lender ("QTL").  Pursuant to regulations of its primary regulator, the Office of Thrift Supervision ("OTS"), the Bank qualifies as a QTL if its ratio of qualified thrift investments to portfolio assets ("QTL Ratio") was 65% or more, on a monthly average basis, in nine of the previous twelve months.  At December 31, 2010, the Bank’s QTL Ratio was 70.7%, and the Bank maintained more than 65% of its portfolio assets in qualified thrift investments throughout the year ended December 31, 2010.

The Holding Company neither owns nor leases any property, but instead uses the premises and equipment of the Bank.  The Holding Company employs no persons other than certain officers of the Bank, who receive no additional compensation as officers of the Holding Company.  The Holding Company utilizes the support staff of the Bank from time to time, as required.  Additional employees may be hired as deemed appropriate by Holding Company management.

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

Market Area and Competition

The Bank has historically operated as a community-oriented financial institution providing financial services and loans primarily for multifamily housing within its market areas.  The Bank maintains its headquarters in the Williamsburg section of the borough of Brooklyn, New York, and operates twenty-five full-service retail banking offices located in the NYC boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches.  The Bank’s primary lending area is the NYC metropolitan area, although its overall lending area is larger, extending approximately 150 miles in each direction from its corporate headquarters in Brooklyn.  The majority of the Bank’s mortgage loans are secured by properties located in its primary lending area, and approximately 80% of these loans were secured by real estate located in the NYC boroughs of Brooklyn, Queens and Manhattan on December 31, 2010.

The NYC banking environment is extremely competitive.  The Bank’s competition for loans exists principally from other savings banks, commercial banks, mortgage banks and insurance companies. The Bank has faced sustained competition for the origination of multifamily residential and commercial real estate loans, which together comprised 95% of the Bank’s loan portfolio at December 31, 2010.  Management anticipates that the current level of competition for multifamily residential and commercial real estate loans will continue for the foreseeable future, which may inhibit the Bank’s ability to maintain its current volume and profitability of such loans.

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

The Bank’s success is additionally impacted by the overall condition of the economy, particularly in the NYC metropolitan area.  As home to several national companies in the financial and business services industries, and as a popular destination for domestic and international travelers, the NYC economy is particularly sensitive to the health of both the national and global economies.  Both the NYC and global economies were greatly challenged during the year ended December 31, 2010, and remain so currently.  Although the significant proportion of Bank loans secured by rent-regulated multifamily residential dwellings, as well as management's measured growth business strategy, have provided the Bank some insulation from these economic downturns, sustained recessionary conditions would be expected to adversely impact the performance of the Bank's assets and deposit customer relationships.  In addition, poor national economic conditions, such as those present throughout 2010 and currently, often result in lower short-term interest rates, which usually benefits the Bank's financial performance.

Lending Activities

Loan Portfolio Composition.  At December 31, 2010, the Bank’s loan portfolio totaled $3.47 billion, consisting primarily of   mortgage loans secured by multifamily residential apartment buildings, including buildings organized under a cooperative form of ownership ("Underlying Cooperatives"); commercial properties; real estate construction and land acquisition; and one- to four-family residences and individual cooperative apartments.  Within the loan portfolio, $2.50 billion, or 72.1%, were classified as multifamily residential loans; $833.2 million, or 24.0%, were classified as commercial real estate loans; $117.3 million, or 3.4%, were classified as one- to four-family residential, including condominium or cooperative apartments; $285,000, or 0.01%, were loans to finance multifamily residential and one- to four-family residential properties with full or partial credit guarantees provided by either the Federal Housing Administration (‘’FHA’’) or the Veterans Administration (‘’VA’’); and $15.2 million, or 0.4%, were loans to finance real estate construction and land acquisition within the NYC metropolitan area.  Of the total mortgage loan portfolio outstanding on December 31, 2010, $2.86 billion, or 82.6%, were adjustable-rate loans (‘’ARMs’’) and $604.5 million, or 17.4%, were fixed-rate loans.  Of the Bank’s multifamily residential and commercial real estate loans, over 80% were ARMs at December 31, 2010, the majority of which were contracted to reprice no later than 7 years from their origination date and carried a total amortization period of no longer than 30 years.  At December 31, 2010, the Bank’s loan portfolio additionally included $2.5 million in consumer loans, composed of passbook loans, consumer installment loans, overdraft loans and mortgagor advances.  As of December 31, 2010, $2.90 billion, or 85.5% of the loan portfolio, was scheduled to mature or reprice within five years.

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

At December 31, 2010, the Bank had $72.9 million of loan commitments that were accepted by the borrowers.  All of these commitments are expected to close during the year ending December 31, 2011.  At December 31, 2009, the Bank had $89.0 million of loan commitments that were accepted by the borrower.  All of these commitments closed during 2010.

At December 31, 2010, the Bank’s portfolio of whole loans or loan participations that it originated and sold to other financial institutions with servicing retained, totaled $596.3 million.  Of this total, $224.4 million were sold without recourse, while remaining $371.9 million represented whole loans sold to the Federal National Mortgage Association ("FNMA") that were subject to recourse exposure that totaled $16.8 million at December 31, 2010.

The following table sets forth the composition of the Bank’s real estate and other loan portfolios (including loans held for sale) in dollar amounts and percentages at the dates indicated:

	At December 31,
	2010	Percent of Total	2009	Percent of Total	2008	Percent of Total	2007	Percent of Total	2006	Percent of Total
	Dollars in Thousands
Real Estate loans:
Multifamily residential	$2,499,980	72.08%	$2,376,756	70.08%	$2,241,800	68.18%	$1,948,765	67.78%	$1,855,080	68.64%
Commercial real estate	833,168	24.02	834,724	24.61	848,208	25.80	728,129	25.32	666,927	24.68
One- to four-family	107,800	3.11	121,091	3.57	130,663	3.97	139,541	4.85	146,613	5.42
Cooperative apartment units	9,468	0.27	10,800	0.32	11,632	0.35	6,172	0.21	7,224	0.27
FHA/VA insured	285	0.01	522	0.02	742	0.02	1,029	0.04	1,236	0.05
Construction and land acquisition	15,238	0.44	44,544	1.31	52,982	1.61	49,387	1.72	23,340	0.86
Total mortgage loans	3,465,939	99.93	3,388,437	99.91	3,286,027	99.93	2,873,023	99.92	2,700,420	99.92
Other loans:
Student loans	-	-	-	-	-	-	-	-	-	-
Depositor loans	$530	0.02	$830	0.02	$1,059	0.03	$1,122	0.04	$1,172	0.04
Consumer installment and other	2,010	0.05	2,391	0.07	1,132	0.04	1,047	0.04	1,033	0.04
Total other loans	2,540	0.07	3,221	0.09	2,191	0.07	2,169	0.08	2,205	0.08
Gross loans	3,468,479	100.00%	3,391,658	100.00%	3,288,218	100.00%	2,875,192	100.00%	2,702,625	100.00%
Net unearned costs	5,013		4,017		3,287		1,833		1,048
Allowance for loan losses	(19,166)		(21,505)		(17,454)		(15,387)		(15,514)
Loans, net	$3,454,326		$3,374,170		$3,274,051		$2,861,638		$2,688,159
Loans serviced for others:
One- to four-family and cooperative apartment	$12,559		$15,657		$19,181		$21,515		$24,395
Multifamily residential	583,751		654,452		640,200		541,868		494,770
Total loans serviced for others	$596,310		$670,109		$659,381		$563,383		$519,165

       Loan Originations, Purchases, Sales and Servicing.  For the year ended December 31, 2010, total loan originations were $541.7 million.  The Bank originates both ARMs and fixed-rate loans, depending upon customer demand and market rates of interest.  ARMs were approximately 91% of total loan originations during the period.  The great majority of both ARM and fixed-rate originations were multifamily residential and commercial real estate loans.  Multifamily residential real estate loans are either retained in the Bank's portfolio or may be sold in the secondary market to other third-party financial institutions.  One- to four-family adjustable- and fixed-rate mortgage loans with maturities up to 15 years are generally retained for the Bank’s portfolio.  Generally, the Bank sells its newly originated one- to four-family fixed-rate mortgage loans with maturities greater than fifteen years in the secondary market.

From December 2002 through February 2009, the Bank sold multifamily residential loans to FNMA pursuant to a multifamily seller/servicing agreement entered into in December 2002.    The contract expired on December 31, 2008 and was not renewed; however, the Bank retained servicing and a first loss position on the existing portfolio of sold loans.  The Bank sold one loan to FNMA totaling $3.2 million during the year ended December 31, 2009, as this loan was subject to a commitment executed prior to the expiration of the FNMA agreement.  The Bank sold $27.5 million of such loans to FNMA during the year ended December 31, 2008.

The Bank currently has no formal arrangement pursuant to which it sells commercial real estate loans to the secondary market. The Bank sold participation interests in multifamily loans totaling $18.4 million, $100.0 million and $114.6 million to third party financial institutions during the years ended December 31, 2010, 2009, and 2008, respectively.  These sales were individually negotiated transactions, made primarily to generate additional liquidity, or, in certain instances, to reduce concentrations of credit (as a percentage of capital) with individual borrowers.

The Bank generally retains the servicing rights in connection with multifamily loans it sells in the secondary market.  As of December 31, 2010, the Bank was servicing $596.3 million of loans for non-related institutions.  The loan servicing fees on multifamily residential loans sold to FNMA varied, and were derived based upon the difference between the actual origination rate and contractual pass-through rate of the loans sold at the time of sale.  At December 31, 2010, the Bank had recorded mortgage servicing rights ("MSR") of $2.3 million associated with the sale of one- to four-family and multifamily residential loans to FNMA and other third party institutions.

Sales of fixed-rate one- to four-family mortgage loans totaled $6.9 million, $16.1 million, and $8.2 million, respectively, during the years ended December 31, 2010, 2009, and 2008, all of which were sold through an origination assistance agreement with PHH Mortgage ("PHH"), an independent lending institution, whereby PHH processes and underwrites fixed-rate one- to four-family loans, the Bank funds the loans at origination and elects to either portfolio the loan or sell it to PHH.  PHH retains full servicing of all loans, regardless of the Bank's ownership election.

The following table sets forth the Bank's loan originations (including loans held for sale), sales, purchases and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	Dollars in Thousands
Gross loans:
At beginning of period	$3,391,658	$3,288,218	$2,875,192	$2,702,625	$2,611,594
Real estate loans originated:
Multifamily residential	467,160	369,424	786,918	391,882	388,102
Commercial real estate	58,687	49,827	226,605	124,262	133,099
One- to four-family (1)	7,431	25,399	36,962	27,425	19,070
Cooperative apartment units	-	-	7,178	-	210
Equity lines of credit on multifamily residential or commercial properties	6,540	8,808	10,843	5,777	7,977
Construction and land acquisition	1,901	10,944	18,215	25,180	14,768
Total mortgage loans originated	541,719	464,402	1,086,721	574,526	563,226
Other loans originated	1,756	1,639	2,640	1,772	1,688
Total loans originated	543,475	466,041	1,089,361	576,298	564,914
Loans purchased (2)	45,096	90,648	-	-	-
Less:
Principal repayments	435,944	327,433	523,788	326,103	328,453
Loans sold	66,584	119,350	150,983	77,628	145,430
Write down of principal balance for expected loss	8,902	5,515	-	-	-
Loans transferred to other real estate owned	320	951	1,564	-	-
Gross loans at end of period	$3,468,479	$3,391,658	$3,288,218	2,875,192	$2,702,625

(1)      Includes one- to four-family home equity and home improvement loans.
(2)      Includes $22.3 million and $31.5 million of loans re-acquired from FNMA during the years ended December 31, 2010 and 2009, respectively, that were previously sold with recourse to FNMA.

Loan Maturity and Repricing.   The following table distributes the Bank's loan portfolio (including loans held for sale) at December 31, 2010, by the earlier of the maturity or repricing period.  ARMs are included in the period during which their interest rates are next scheduled to adjust. The table does not include prepayments or scheduled principal amortization.

	At December 31, 2010
	Real Estate Loans
	Multifamily Residential	Commercial Real Estate	One- to Four- Family	Cooperative Apartment	FHA/VA Insured	Construction and Land Acquisition	Other Loans	Total Loans
	(Dollars In Thousands)
Amount due to Mature or Reprice During the Year Ending:
December 31, 2011	$267,957	$177,119	$27,828	$8,536	-	$15,238	$2,540	$499,218
December 31, 2012	272,091	133,471	19,108	152	$79	-	-	424,901
December 31, 2013	678,425	157,835	15,760	80	206	-	-	852,306
December 31, 2014	404,536	125,634	11,141	19	-	-	-	541,330
December 31, 2015	462,893	108,770	10,415	45	-	-	-	582,123
Sub-total	2,085,902	702,829	84,252	8,832	285	15,238	2,540	2,899,878
December 31, 2016 through December 31, 2019	368,426	113,452	17,048	337	-	-	-	499,263
December 31, 2020 and beyond	45,652	16,887	6,500	299	-	-	-	69,338
Total	$2,499,980	$833,168	$107,800	$9,468	$285	$15,238	$2,540	$3,468,479

The following table sets forth the outstanding principal balance in each loan category (including loans held for sale) at December 31, 2010 that is due to mature or reprice after December 31, 2011, and whether such loans have fixed or adjustable interest rates:

	Due after December 31, 2011
	Fixed	Adjustable	Total
	(Dollars in Thousands)
Mortgage loans:
Multifamily residential	$436,419	$1,795,604	$2,232,023
Commercial real estate	115,572	540,477	656,049
One- to four-family	30,822	49,150	79,972
Cooperative apartment	767	165	932
FHA/VA insured	285	-	285
Construction and land acquisition	-	-	-
Other loans	-	-	-
Total loans	$583,865	$2,385,396	$2,969,261

Multifamily Residential Lending and Commercial Real Estate Lending. The majority of the Bank's lending activities consist of originating adjustable- and fixed-rate multifamily residential (i.e., buildings possessing a minimum of five residential units) and commercial real estate loans. The properties securing these loans are generally located in the Bank's primary lending area. At December 31, 2010, $2.50 billion, or 72.1% of the Bank's gross loan portfolio, were multifamily residential loans. Of the multifamily residential loans, $2.25 billion, or 90.0%, were secured by apartment buildings and $249.6 million, or 10.0%, were secured by Underlying Cooperatives. The Bank also had $833.2 million of commercial real estate loans in its portfolio at December 31, 2010, representing 24.0% of its total loan portfolio.  Of this total, approximately $468.1 million were secured by collateral containing strictly commercial tenants, while the remaining $365.1 million had a portion of the underlying collateral composed of residential units.

The Bank originated multifamily residential and commercial real estate loans totaling $525.8 million during the year ended December 31, 2010 and $419.3 million during the year ended December 31, 2009. At December 31, 2010, the Bank had commitments accepted by borrowers to originate $69.6 million of multifamily residential and commercial real estate loans, compared to $87.1 million outstanding at December 31, 2009.

At December 31, 2010, multifamily residential and commercial real estate loans originated by the Bank were secured by three distinct property types: (1) fully residential apartment buildings; (2) "mixed-use" properties featuring a combination of residential and commercial units within the same building; and (3) fully commercial buildings. The underwriting procedures for each of these property types were substantially similar. Loans secured by fully residential apartment buildings were classified by the Bank as multifamily residential loans in all instances. Loans secured by fully commercial real estate were classified as commercial real estate loans in all instances. Loans secured by mixed-use properties were classified as either multifamily residential or commercial real estate loans based upon the percentage of the property's rental income received from its residential compared to its commercial tenants. If 50% or more of the rental income was received from residential tenants, the full balance of the loan was classified as multifamily residential. If less than 50% of the rental income was received from residential tenants, the full balance of the loan was classified as commercial real estate. At December 31, 2010, mixed-use properties classified as multifamily residential or commercial real estate loans totaled $1.17 billion.

Multifamily residential and commercial real estate loans in the Bank's portfolio generally range in amount from $250,000 to $4.0 million, and, at December 31, 2010, had an average loan size of approximately $1.5 million. Multifamily residential loans in this range are generally secured by buildings that possess between 5 and 100 apartments. As of December 31, 2010, the Bank had a total of $2.35 billion of multifamily residential loans in its portfolio secured by buildings with under 100 units, representing approximately 68% of its real estate loan portfolio.

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

The underwriting standards for multifamily residential and commercial real estate loans generally require: (1) a maximum loan-to-value ratio of 75% for multifamily residential loans and 70% for commercial loans based upon an appraisal performed by an independent, state licensed appraiser, and (2) sufficient rental income from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 120% for multifamily residential and 125% for commercial real estate loans. The average loan-to-value and debt service ratios approximated 53% and 200%, respectively, on all multifamily and commercial real estate loans originated during the year ended December 31, 2010. The Bank additionally requires all multifamily and commercial real estate borrowers to represent that they are unaware of any environmental concerns related to the collateral. The Bank further considers the borrower's experience in owning or managing similar properties, the Bank's lending experience with the borrower, and the borrower's credit history and business experience (See "Item 1. Business - Lending Activities - Loan Approval Authority and Underwriting" for a discussion of the Bank's underwriting procedures utilized in originating multifamily residential and commercial real estate loans).

It is the Bank's policy to require appropriate insurance protection at closing, including title and hazard insurance, on all real estate mortgage loans. Borrowers generally are required to advance funds for certain expenses such as real estate taxes, hazard insurance and flood insurance.

At December 31, 2010, the Bank had 505 multifamily residential and commercial real estate loans in portfolio with principal balances greater than $2.0 million, totaling $2.04 billion.  Within this total were nineteen loans totaling $269.6 million with outstanding balances greater than $10.0 million.  These 505 loans, while underwritten to the same standards as all other multifamily residential and commercial real estate loans, tend to expose the Bank to a higher degree of risk due to the potential impact of losses from any one loan relative to the size of the Bank's capital position.

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

Commercial real estate loans are generally viewed as exposing lenders to a greater risk of loss than both one- to four-family and multifamily residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent upon successful operation or management of the collateral properties, as well as the success of the business and retail tenants occupying the properties, repayment of such loans are generally more vulnerable to weak economic conditions. Further, the collateral securing such loans may depreciate over time, be difficult to appraise, or fluctuate in value based upon the rentability, among other commercial factors.  This increased risk is partially mitigated in the following manners: (i) the Bank requires, in addition to the security interest in the commercial real estate, a security interest in the personal property associated with the collateral and standby assignments of rents and leases from the borrower; and (ii) the Bank will generally favor investments in mixed-use commercial properties that have some portion of income derived from residential units, which provide a reliable source of cash flow and lower vacancy rates.  At December 31, 2010, approximately $365.1 million, or 10.5%, of the Bank's commercial real estate loans were secured in this manner.  The average size of commercial real estate loans was $1.6 million at December 31, 2010.

        The Bank's three largest multifamily residential loans at December 31, 2010 were: (i) a $27.7 million loan originated in September 2008 secured by seventeen mixed-use buildings located in Manhattan, New York, containing, in aggregate, 401 residential units and 11 commercial units; (ii) a $22.5 million loan originated in March 2004 secured by an eight-story mixed-use building located in Flushing, New York, containing 137 residential units and 4 commercial units; and (iii) an $18.0 million loan originated in December 2010 secured by a five story mixed use residential building located in Manhattan, New York containing  82 apartment units and 6 retail stores.  Each of these loans made all contractual payments during the year ended December 31, 2010.

The Bank's three largest commercial real estate loans at December 31, 2010 were: (i) a $14.7 million loan originated in May 2005 secured by a three-story building located in Manhattan, New York containing 10 retail stores; (ii) a $13.5 million loan originated in June 2009 secured by three commercial use buildings containing, in aggregate, fourteen retail units and 20 office rental units, and located in Queens, New York; and (iii) a $13.4 million loan originated in February 2007 secured by a professional office building with 12 office rental units located in White Plains, New York.  The ten largest real estate loans containing only commercial tenants totaled $106.4 million at December 31, 2010, of which $53.3 million were secured by office buildings and $53.1 million were secured by retail stores.  Of these 10 loans, $44.9 million were located in Manhattan, New York, $17.6 million in New Jersey, $13.5 million in Queens, New York, and the remainder were located in other neighborhoods within the NYC metropolitan area.  Excluding the 10 largest loans, the remaining loan portfolio containing only commercial tenants totaled 237 loans, consisting primarily of office and retail space, and had an average loan size approximating $1.5 million at December 31, 2010.

Regulatory restrictions imposed on the Bank's lending activities limit the amount of credit that may be extended to any one borrower to 15% of unimpaired capital and unimpaired surplus. A single borrower may exceed the initial 15% limit, up to a final limit of 25%, if he or she secures the full amount of the outstanding loan balance in excess of the initial 15% limit with collateral in the form of cash or readily marketable securities that have a reliable and continuously available price quotation.  The Bank's highest individual borrower fell significantly below this limitation at December 31, 2010.  (See "Item 1.  Business - Regulation - Regulation of Federal Savings Associations - Loans to One Borrower'').

The Bank's largest aggregate amount of loans to one borrower was $39.7 million at December 31, 2010, within the regulatory limit of $50.1 million.  The loans to this borrower were secured by several mixed-use buildings located in Manhattan, New York, containing, in aggregate, 505 residential and 12 commercial units.  The Bank's second largest individual borrower had outstanding loans totaling $38.6 million at December 31, 2010.  These loans were secured by three mixed-use buildings located in Queens, New York, containing, in aggregate, 204 residential and 6 commercial units.  All loans to these borrowers were fully performing in accordance with their contractual terms at December 31, 2010.

Small Mixed-Use Lending (Small Investment Property Loans).  In 2003, the Bank began originating small investment property loans.  Small investment property loans are typically sourced through loan brokers.  Generally, small investment properties include owner and non-owner occupied one- to four-family residential, multifamily, or mixed-use properties under $1.0 million in value.  Small investment property loans can be underwritten to a maximum loan-to-value ratio of 80%, and are required to be personally guaranteed by the borrowers.  The appraised value of small investment properties is generally based upon a "comparable sales" methodology rather than the income methodology used in underwriting commercial and multifamily real estate loans.  However, the appraisal methodology chosen may vary depending upon the attributes of the underlying collateral and/or the availability of comparable sales data.  In cases where the comparable sales method of appraisal is used, loans can have debt service coverage ratios below 100%.  In such cases, the Bank looks to the borrower’s financial capacity to service the debt.  In the minority of cases where the income approach is used to appraise value, small investment property loans are underwritten to a minimum debt service ratio of 110%.  Small investment property loans typically carry higher rates of interest in order to compensate the Bank for the assumed increased risk of default. Because these loans are required to be personally guaranteed, the Bank relies heavily on both the financial and credit information of borrowers in its underwriting.  At December 31, 2010, the Bank held $67.1 million of loans in portfolio classified as small investment property loans, or approximately 1.9% of the gross loan portfolio, with a weighted average borrower FICO score of 716 and a weighted average loan-to-value ratio of 63%.  The Bank does not currently originate loans under this program due to the small average loan size combined with rates that are currently deemed unattractive for this asset class.

One- to Four-Family Residential and Cooperative Apartment Lending.   The Bank offers residential first and second mortgage loans secured primarily by owner-occupied, one- to four-family residences, including condominium and cooperative apartments.  The majority of one- to four-family residential loans in the Bank's loan portfolio were obtained through its acquisitions of Financial Federal Savings Bank in 1999 and Pioneer Savings Bank, F.S.B. in 1996.  The Bank originated and held in its portfolio $7.4 million of one- to four-family mortgages during the year ended December 31, 2010, including home equity and home improvement loans.  At December 31, 2010, $117.3 million, or 3.4%, of the Bank's loans consisted of one- to four-family residential and cooperative apartment loans.  The Bank currently sells all long-term one- to four-family loans to PHH.  Prior to entering into an origination assistance agreement with PHH in 2008, the Bank was a participating seller/servicer with FNMA, and generally underwrote its one- to four-family residential mortgage loans to conform with FNMA standards.

Although the collateral securing cooperative apartment loans is composed of shares in a cooperative corporation (i.e., a corporation whose primary asset is the underlying building) and a proprietary lease in the borrower's apartment, cooperative apartment loans are treated as one- to four-family loans.  The Bank's portfolio of cooperative apartment loans was $9.5 million, or 0.3% of total loans, as of December 31, 2010.  The Bank did not originate any cooperative unit loans during the year ended December 31, 2010.

For all one- to four-family loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower: (1) a credit report is reviewed; (2) income, assets, indebtedness and certain other information are reviewed; (3) if necessary, additional financial information is required of the borrower; and (4) an appraisal of the real estate intended to secure the proposed loan is obtained from an independent appraiser approved by the Board of Directors.  Loans underwritten by PHH similarly utilize these underwriting criteria (with the exception that the appraisals are completed by an appraiser who is part of a  rotating group certified by PHH).  The Bank generally sells its newly originated conforming fixed-rate one- to four-family mortgage loans with maturities in excess of 15 years.  One to four-family loans sold to PHH totaled $6.9 million during the year ended December 31, 2010.  As of December 31, 2010, the Bank's portfolio of one- to four-family fixed-rate mortgage loans serviced for others totaled $12.6 million.  The Bank does not retain servicing on loans sold to PHH.

Home Equity and Home Improvement Loans.  Home equity loans and home improvement loans, the majority of which are included in either one- to four-family or multifamily loans, are originated to a maximum of $500,000.  The combined balance of the first mortgage and home equity or home improvement loan may not exceed 75% of the appraised value of the collateral property at the time of origination of the home equity or home improvement loan.  On home equity and home improvement loans, the borrower pays an initial interest rate equal to the prime interest rate at the time of origination.  After six months, the interest rate adjusts and ranges from the prime interest rate to 100 basis points above the prime interest rate in effect at the time.  The interest rate on the loan can never fall below the rate at origination.  The combined outstanding balance of the Bank's home equity and home improvement loans was $34.0 million at December 31, 2010.

Equity Lines of Credit on Multifamily Residential and Commercial Real Estate Loans.  Equity credit lines are available on multifamily residential and commercial real estate loans.  These loans are underwritten in the same manner as first mortgage loans on these properties, except that the combined first mortgage amount and equity line are used to determine the loan-to-value ratio and minimum debt service coverage ratio.  The interest rate on multifamily residential and commercial real estate equity lines of credit adjusts regularly with changes in the published "prime lending" rate. It generally ranges from 100 to 200 basis points above the published prime rate with a floor rate, based upon the loan-to-value ratio of the combined first mortgage and equity line at the time of origination of the equity line of credit.  The outstanding balance of these equity loans (which are included in the $34.0 million of total outstanding home equity and home improvement loans discussed in the previous paragraph) was $17.9 million at December 31, 2010, on outstanding total lines of $44.0 million.

Construction Lending.  The Bank participates in various real estate construction loans.  All of these construction projects are located in the NYC metropolitan area, and in most instances, involve multifamily residential properties that are underwritten to support the permanent debt with rental units.  Although it has assumed up to 90% participation on some construction loan commitments, the Bank generally does not act as primary underwriting agent for these loans.  The Bank does, however, carefully review the underwriting of these construction loans and receives confirmation of the construction progress and engineering reports from the loan servicer prior to advancing funds.  During the years ended December 31, 2010 and 2009, respectively, the Bank funded $1.9 million and $10.9 million of construction advances on previously approved construction loans.  At December 31, 2010, the Bank had $2.4 million in unfunded construction loan commitments.  The last new construction loan commitment issued by the Bank occurred in September 2008.

Land Acquisition Loans. In rare instances, the Bank funds the purchase of land by a borrower for either rehabilitation or development.  These loans require that the loan to value ratio not exceed 70% at origination, and require a separate construction or permanent loan for any future development activity.  Land acquisition loans totaled $1.0 million at December 31, 2010.

Loan Approval Authority and Underwriting.   The Board of Directors of the Bank establishes lending authorities for individual officers related to the various loan products offered by the Bank.  In addition, the Bank maintains a Loan Operating Committee entrusted with loan approval authority.  The Chief Executive Officer, President, Chief Financial Officer, Chief Investment Officer, Chief Retail Officer and Chief Lending Officer are members of the Loan Operating Committee.  The Loan Operating Committee has authority to approve portfolio loan originations in amounts up to $3.0 million and loans originated and sold to PHH in amounts up to $4.0 million (although loans in excess of $1.5 million are not currently offered by the Bank through the PHH program).  Both the Loan Operating Committee and the Bank's Board of Directors must approve all portfolio loan originations exceeding $3.0 million.  All loans approved by the Loan Operating Committee are presented to the Bank's Board of Directors for its review.

Asset Quality

General

At both December 31, 2010 and December 31, 2009, the Company had neither whole loans nor loans underlying MBS that would be considered subprime loans, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Notes 3 and 4 to the consolidated financial statements for a discussion of impaired investment securities and MBS.

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

Accrual of interest is generally discontinued on loans that have missed three consecutive monthly payments, at which time the Bank generally does not recognize the interest from the third month and reverses all interest associated with the first two missed payments.  The Bank generally initiates foreclosure proceedings when a loan enters non-accrual status, and does not accept partial payments on loans on which foreclosure proceedings have commenced.  At some point during foreclosure proceedings, the Bank procures current appraisal information in order to prepare an estimate of the fair value of the underlying collateral.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is transferred to Other Real Estate Owned ("OREO").  The Bank generally utilizes all available remedies in an effort to resolve either non-accrual loans or OREO properties as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating circumstances.  In the event that a non-accrual loan is subsequently brought current, it is returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least six months.

Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the outstanding principal balance (including any outstanding advances related to the loan) and accrued interest.  Such elections have not been commonplace.

Non-accrual Loans

Within the Bank's portfolio, non-accrual loans totaled $20.2 million and $11.3 million at December 31, 2010 and December 31, 2009, respectively, representing 0.58% and 0.33% of total loans at December 31, 2010 and December 31, 2009.  During the year ended December 31, 2010, twenty-two loans totaling $16.3 million were added to non-accrual status.  Partially offsetting this increase were ten loans totaling $5.7 million that were removed from non-accrual status as they were satisfied during the period, $1.5 million of principal charge-offs on seven loans, and one non-accrual loan totaling $320,000 that was transferred to OREO.  The difficulties experienced in both the national real estate and financial services marketplaces continued to adversely impact the multifamily and commercial real estate markets, albeit to a lesser extent locally, during the year ended December 31, 2010.

Impaired Loans

A loan is considered impaired when it is probable that all contractual amounts due will not be collected in accordance with the terms of the loan. A loan is not deemed impaired, even during a period of delayed payment by the borrower, if the Bank ultimately expects to collect all amounts due, including interest accrued at the contractual rate.  Generally, the Bank considers non-accrual and troubled-debt restructured multifamily residential and commercial real estate loans, along with non-accrual one- to four-family loans exceeding $730,000 (the FNMA single family loan limit for high cost areas), to be impaired. Non-accrual one-to four-family loans of $730,000 or less, as well as all consumer loans, are considered homogeneous loan pools and are not required to be evaluated individually for impairment.  Impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds its likely realizable value (typically obtained from an appraisal of the underlying collateral).  Principal balances of all impaired loans are reduced to their likely realizable value, as determined by the impairment analysis.  The recorded investment in loans deemed impaired was approximately $44.1 million, consisting of sixty-four loans, at December 31, 2010, compared to $15.0 million, consisting of nineteen loans, at December 31, 2009.  During the year ended December 31, 2010, forty-six loans totaling $37.2 million were added to impaired status, while seven loans totaling $5.1 million that were impaired at December 31, 2009 were sold, and one $320,000 loan was transferred to OREO.  In addition, on eight loans deemed impaired at both December 31, 2010 and 2009, $2.7 million of principal was charged-off during the year ended December 31, 2010.

The following is a reconciliation of non-accrual and impaired loans at December 31, 2010:

	(Dollars in Thousands)
Non-accrual loans	$20,168
Non-accrual one- to four-family and consumer loans with balances of $730,000 or less	(340)
Troubled debt restructured loans retained on accrual status	12,422
Other loans deemed impaired but retained on accrual status	11,847	(a)
Impaired loans	$44,097
(a) Amount comprised of $8.3 million of loans 90 days or more past due on their contractual maturity and retained on accrual status, and $3.5 million of loans classified as substandard and retained on accrual status.

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

In instances in which the interest rate has been reduced or the loan term extended, management further considers the presence of each of the following:

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

         Accrual status for TDRs is determined separately for each TDR.   At the time the TDR is agreed to between the Bank and the borrower, the loan can be either on accrual or non-accrual status.  According to Bank policy, accruals typically cease when a loan misses three consecutive monthly payments.  Therefore, if a loan is on non-accrual status  at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing), it will remain accruing throughout its restructuring period, unless three consecutive payments are not made under the restructuring agreement, and the loan thus becomes non-performing in accordance with either the Bank’s policy, as disclosed on page F-12, and/or the criteria related to accrual of interest established by the OTS.  Accrual of interest would cease for any TDR in which a charge-off of principal has been determined during the reporting period.

         The following table summarizes TDRs for the periods indicated:

	At or for the Year Ended December 31, 2010		At or for the Year Ended December 31, 2009
	# Loans	Balance	# Loans	Balance
	(Dollars in Thousands)
Number of loans modified in a manner that meets the definition of a TDR	18	$24,928	2	$4,277
Concessions granted:				z
Reduction of outstanding principal due	-	-	1	2,550
Deferral of principal amounts due	17	16,342	2	4,277
Temporary reduction in interest rate	6	10,517	2	4,277
Below market interest rate granted	-	-	-	-
Outstanding principal balance immediately before modification	18	24,928	2	4,277
Outstanding principal balance immediately after modification	18	24,928	2	4,277
Aggregate principal charge-off recognized on TDRs outstanding at period end	9	2,204	-	-
Outstanding principal balance at period end	19	22,558	3	5,317
TDRs that re-defaulted subsequent to being modified (at period end):	7	10,136	2	4,277
TDRs on accrual status at period end	12	12,422	1	1,040
TDRs on non-accrual status at period end	7	10,136	2	4,277

OREO

 Property acquired by the Bank, or a subsidiary, as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure is classified as OREO.  Upon entering OREO status, the Bank obtains a current appraisal on the property and reassesses the likely realizable value of the property quarterly thereafter.  Only either contractual or formal marketed values that fall below the appraised value are used when determining the likely realizable value of OREO at each reporting period.  The Bank typically seeks to dispose of OREO properties in a timely manner.  As a result, OREO properties have generally not warranted a subsequent independent appraisal.

The Bank owned no OREO properties with a recorded balance at December 31, 2010.  At December 31, 2009, the Bank owned five OREO properties with an aggregate recorded balance of $755,000.  During the year ended December 31, 2010, the Company added one OREO property with a balance of $320,000 and disposed of six OREO properties with an aggregate balance of $653,000.  The Company also reduced the balance of two OREO properties by a total of $422,000 during the period to reflect their likely disposal value.  In all instances, these reductions reflected valuation information obtained during the reporting period.

The following table sets forth information regarding non-accrual loans, other non-performing assets, OREO, TDRs, and impaired loans at the dates indicated:

	At December 31,
	2010	2009	2008	2007	2006
Non-accrual Loans and Non-Performing Assets	(Dollars in Thousands)
One- to four-family residential and cooperative apartment	$223	$397	$592	$38	$86
Multifamily residential and residential mixed use	7,548	7,820	3,366	2,236	1,655
Commercial real estate and mixed use commercial real estate	12,380	3,070	3,439	577	1,859
Consumer	17	7	5	5	6
Total non-accrual loans	20,168	11,294	7,402	2,856	3,606
Non-performing pooled bank trust preferred securities ("TRUPs")	564	688
OREO	-	755	300	-	-
Total non-performing assets	20,732	12,737	7,702	2,856	3,606
Ratios:
Total non-accrual loans to total loans	0.58%	0.33%	0.22%	0.10%	0.13%
Total non-performing assets to total assets	0.51	0.32	0.19	0.08	0.11

TDRs and Impaired Loans
TDRs	$22,558	$5,317	-	-	-
Impaired loans (1)	44,097	15,049	$8,900	$2,814	$3,514
(1) See the discussion entitled "Impaired Loans" commencing on page F-12 for a reconciliation of non-accrual and impaired loans.

Non-performing assets approximated 4% of the combined balance of the Bank's tangible capital and allowance for loan losses at December 31, 2010, and have not exceeded 5% of this balance during the five year period ended December 31, 2010.

Other Potential Problem Loans

(i)  Accruing Loans In Excess of 90 Days Past Due

At December 31, 2010, there were fourteen loans totaling $3.8 million that were in excess of 90 days past due on their contractual balloon principal payment that continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payment.  The weighted average loan-to-value ratio of these loans approximated 35% at December 31, 2010, and management expects that they will either be satisfied or formally modified in the upcoming quarters (two such loans commenced modification in January 2011).  As a result, these loans remained on accrual status at December 31, 2010 and were deemed performing assets.

In addition, the Bank had two construction loans totaling $4.5 million that were in excess of 90 days past their contractual maturity at December 31, 2010, on which the Bank received payments throughout 2010 and expects to either receive satisfaction or convert them to permanent real estate loans in the upcoming quarters.  As a result, these loans remained on accrual status and were deemed performing loans at December 31, 2010.

(ii)  Loans Delinquent 30 to 89 Days

The Bank had 22 real estate loans, totaling $21.2 million, that were delinquent between 30 and 89 days at December 31, 2010, a net reduction of $8.3 million compared to 38 such loans totaling $29.5 million at December 31, 2009.  Included within the 30 to 89 day delinquent loans as of December 31, 2010 were loans aggregating $6.2 million that were included in the previously discussed $44.1 million of loans deemed impaired at December 31, 2010.  Given the continuing state of the general economy at December 31, 2010, it is anticipated that 30-89 day delinquencies will remain above $10 million for the foreseeable future.  The 30 to 89 day delinquent levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

(ii)  Loan Modifications

At December 31, 2010, the Bank had 22 loans totaling $61.2 million that were mutually modified with the borrowers in a manner that did not meet the criteria for TDRs, and were either current or less than 30 days delinquent at December 31, 2010.   These modifications, which have a typical term of 12 months, were granted by the Bank to borrowers who requested cash flow relief in order to assist them through periods of sub-optimal occupancy.  The key features of modified loans are: 1) the modifications are temporary in nature; 2) they permit only minor reductions in the cash flow requirements of debt service; and 3) no forgiveness of contractual principal and interest amounts due to the Bank.  Specific terms of modification have been in the form of either: (1) temporary suspension of monthly principal amortization, which, given the balloon repayment feature of these loans, typically amounts to a minor concession; or (2) either a temporary reduction of interest rate, or a permanent reduction to an interest rate higher than that offered a prime borrower and generally reflective of the credit condition of the loan at the time of modification.  In consideration of paragraph 12c of ASC 310-40-15, the interest rate offered the borrower in a modification was consistent with an interest rate that: 1) the Bank would have offered a different borrower with comparable stabilized loan-to-value and debt service coverage ratios; and 2) the borrower could have received from another financial institution at the time of modification.  To date, no modified loans have had their maturities extended, nor would this be a typical negotiable item for the Bank.  Although all of the modified loans at December 31, 2010 were secured by real estate, none of them were reliant upon the liquidation of the underlying collateral for the repayment of the outstanding loan.  In the rare instance in which the Bank also held a second lien on a first mortgage that was modified, it would consider the combined debt obligations of both liens in determining potential impairment.  Any impairment determined based upon this combined debt would result in a charge-off of the second lien initially, and the first loan only after the full second lien has been eliminated.

Any loan modification that either: 1) reduced the contractual rate below market as defined in the previous paragraph; 2) forgave principal owed; or 3) satisfied any of the other criteria designated in ASC 310-40-15 was deemed a TDR at December 31, 2010.  Since the Bank is an active prime multifamily residential and commercial real estate lender, it has continuous access to marketplace offering rates for such properties.  Any adjustments to lending rates for loans experiencing sub-optimal lending conditions would be authorized under the loan approval and underwriting polices that are summarized commencing on page F-8, and the Bank's lending function performs a formal review process that serves as an effective re-underwriting of all modified loans.

Based upon the criteria established by the Bank to review its potential problem loans for impairment, designation of these modified loans as TDRs would not have had a material impact upon the determination of the adequacy of the Bank’s allowance for loan losses during the years ended December 31, 2010 and 2009.

The following table summarizes modifications for the periods indicated:

	At or for the Year Ended December 31, 2010		At or for the Year Ended December 31, 2009
	# Loans	Balance	# Loans	Balance
	(Dollars in Thousands)
Number of loans modified in a manner that did not meet the definition of a TDR	7	$26,231	17	$36,163
Concessions granted:
Reduction of outstanding principal due	-	-	-	-
Deferral of principal amounts due	7	26,231	17	36,163
Temporary reduction in interest rate	1	1,662	1	1,270
Below market interest rate granted	-	-	-	-
Outstanding principal balance immediately before and after modification	7	26,231	17	36,163

Problem Loans Serviced for FNMA Subject to the First Loss Position

The Bank services a pool of multifamily loans sold to FNMA which had an outstanding principal balance of $371.9 million at December 31, 2010.  Pursuant to the sale agreement with FNMA, the Bank retained an obligation (off-balance sheet contingent liability) to absorb a portion of any losses (as defined in the agreement) incurred by FNMA in connection with the loans sold (the "First Loss Position").  The First Loss Position totaled $16.8 million at December 31, 2010.  Against this contingent liability, the Bank has charged through earnings a recorded liability (reserve for First Loss Position) of $2.6 million as of December 31, 2010, leaving approximately $14.2 million of potential charges to earnings for future losses (if any).  Within this pool of loans, no loans were 90 days or more delinquent and three loans totaling $3.7 million were 30 to 89 days past due at December 31, 2010.  The Bank manages the collection of these loans in the same manner as it does for portfolio loans.  Under the terms of the servicing agreement with FNMA, the Bank is obligated to fund FNMA all monthly principal and interest payments under the original terms of the loans, and to indemnify FNMA for any further losses (as defined in the sale agreement) until the earlier of the following events: (i) the Bank re-acquires the loan from FNMA; or (ii) the entire pool of loans sold to FNMA have either been fully satisfied or enter OREO status.  However, the aggregate losses incurred by the Bank on this pool of serviced loans cannot exceed the total First Loss Position.  The Bank has previously repurchased, and may opt to continue to repurchase, loans sold to FNMA with recourse exposure that become 90 or more days delinquent.  Such repurchased loans are reported as non-performing portfolio loans and are typically purchased from FNMA in order to control losses and expedite resolution of the loan, via restructure, reinstatement, note sale or enforcement of legal remedies.

Allowance for Loan Losses

Accounting Principles Generally Accepted in the United States ("GAAP") requires the Bank to maintain an appropriate allowance for loan losses.  The Bank maintains a Loan Loss Reserve Committee charged with, among other functions, responsibility for monitoring the appropriateness of the loan loss reserve. The Loan Loss Reserve Committee's findings, along with recommendations for changes to loan loss reserve provisions, if any, are reported directly to the Bank's executive management and approved by the Mortgage Review Committee of the Board of Directors.  The following table sets forth activity in the Bank's allowance for loan losses at or for the dates indicated:

	At or for the Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Total loans outstanding at end of period (1)	$3,473,492	$3,395,675	$3,291,505	$2,877,025	$2,703,673
Average total loans outstanding (1)	$3,454,730	$3,287,445	$3,090,032	$2,777,220	$2,651,601
Allowance for loan losses:
Balance at beginning of period	$21,505	$17,454	$15,387	$15,514	$15,785
Provision for loan losses	11,210	13,152	2,006	240	240
Charge-offs
Multifamily residential	(10,865)	(7,266)	(501)	-	-
Commercial real estate	(2,760)	(1,220)	(85)	-	-
One- to four-family	(257)	(498)	-	-	(2)
FHA/VA insured	-	-	-	-	-
Cooperative apartment	-	-	-	-	-
Other	(3)	(28)	(26)	(28)	(48)
Total charge-offs	(13,885)	(9,012)	(612)	(28)	(50)
Recoveries	64	19	29	19	23
Reserve for loan commitments transferred from (to) other liabilities	272	(108)	644	(358)	(484)
Balance at end of period	$19,166	$21,505	$17,454	$15,387	$15,514
Allowance for loan losses to total loans at end of period	0.55%	0.63%	0.53%	0.53%	0.57%
Allowance for loan losses to total non-performing loans at end of period	95.03	190.41	235.80	538.76	430.23
Allowance for loan losses to total non-performing loans and TDRs at end of period	58.81	174.36	235.80	538.76	430.23
Ratio of net charge-offs to average loans outstanding during the period	0.40%	0.27%	0.02%	-	-

(1)	Total loans represent gross loans (including loans held for sale), net of deferred loan fees and discounts.

Based upon its evaluation of the loan portfolio, management believes that the Bank maintained its allowance for loan losses at a level appropriate to absorb losses inherent within the Bank's loan portfolio as of the balance sheet dates.  Factors considered in determining the appropriateness of the allowance for loan losses include the Bank's past loan loss experience, known and inherent risks in the portfolio, existing adverse situations which may affect a borrower's ability to repay, estimated value of underlying collateral and current economic conditions in the Bank's lending area. Although management uses available information to estimate losses on loans, future additions to, or reductions in, the allowance may be necessary based on changes in economic conditions or other factors beyond management's control. In addition, the OTS, as an integral part of their examination processes, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to, or reductions in, the allowance based upon judgments different from those of management.

The Bank’s periodic evaluation of its allowance for loan losses has traditionally been comprised of three primary components.  The first two components relate to problem loans and are divided between loans deemed impaired (classified loans) and loans designated as special mention.   The final component relates to non-problem or performing loans.

Impaired Loan Component

The component of the allowance associated with impaired loans is determined individually for each impaired loan.  To the extent that the individual loan analysis determines an impaired balance, the Bank may either allocate a reserve within the allowance for loan losses or charge off the amount of principal deemed impaired.  Based upon this methodology, increases or decreases in either the amount of impaired loans, or the magnitude of impairment of such loans will impact the allocated portion of the allowance for loan losses associated with such loans.  In addition, the election to recognize the impairment as either an allocated reserve or a charge-off of principal deemed loss would further impact this allocated balance.  As a result, the allowance for loan losses associated with impaired loans is subject to volatility.

At December 31, 2009, an allocated reserve of $1.9 million, or 0.06% of total loans, was recognized for impaired loans.  During the year ended December 31, 2010, management elected to charge off allocated reserve balances associated with impaired loans, thus carrying no allocated reserve on these loans at December 31, 2010.

The Bank's policy is to charge-off immediately the expected amount of loss on loans classified as Loss and reduce both the loan balance and the allowance for loan losses by this amount.  Charge-offs of principal balances (full or partial) that were classified as Loss totaled $8.9 million and $5.4 million during the years ended December 31, 2010 and 2009, respectively.  In addition, charge-offs of $5.0 million and $3.6 million were recognized during the years ended

December 31, 2010 and 2009, respectively, on criticized loans that were disposed of during the respective periods.

Special Mention Component

In order to determine an expected loss percentage on its pool of special mention loans at December 31, 2010, the Bank calculated a 12-month loss history analysis (January 1, 2010 to December 31, 2010) on its December 31, 2009 pool of such loans.  The loss percentage resulting from this analysis was applied uniformly to the aggregate pool of special mention loans at December 31, 2010.  Based upon this methodology, increases or decreases in either the amount of special mention loans, or the magnitude of charge-offs recognized within the past 12 months, will impact the allocated portion of the allowance for loan losses associated with such loans.  As a result, the allowance for loan losses associated with special mention loans is also subject to great volatility.

At December 31, 2009, the component of the allowance for loan losses associated with special mention loans was determined based upon an expectation of default, and expected loss experience associated with loans that were deemed likely to default.  Each individual special mention loan was reviewed separately for purposes of this analysis, with loss percentages ranging between 2.5% and 7.5% applied to such loans based upon their underlying payment status and/or condition of the underlying real estate collateral.

The portion of the allowance for loan losses attributable to Special Mention loans declined from $2.4 million at December 31, 2009 to $1.9 million at December 31, 2010, primarily reflecting an $11.2 million decline in Special Mention loans from December 31, 2009 to December 31, 2010.

Performing Loan Component

The following elements were considered and provided weighting in determining the allowance for loan losses associated with performing loans:

i.	Charge-off experience
ii.	Economic conditions
iii.	Underwriting standards or experience
iv.	Loan concentrations
v.	The period of time the loan has been held and performing

The following is a brief synopsis of the manner in which each element is considered.

(i)  Charge off experience – Loans within the performing loan portfolio are segmented by significant common characteristics, against which historical loss rates are applied.  This year, the Bank updated the historical period used in its methodology.  Previously, the 1992 to 1996 experience factors were used, since that period represented the most recent complete loss cycle experienced by the Bank for its geography and type of collateral.  During the final quarter of 2010, the Bank updated its experience factors to include only the period 2008 to 2010; for although the current credit cycle may not have completely run its course, there was sufficient data to make the experience factors from this period relevant and meaningful.

(ii) Economic conditions - At December 31, 2010, the Bank assigned an expected loss rate to its entire performing mortgage loan portfolio based, in part, upon a review of economic conditions affecting the local real estate market. Specifically, the Bank considered both the level and recent trends in: 1) the local unemployment rate, 2) real estate vacancy rates, 3) real estate sales and pricing, and 4) delinquencies in the Bank’s loan portfolio.  At December 31, 2009, the Bank considered the same set of variables in its analysis of expected economic loss from the performing mortgage loan portfolio but, due to the relatively higher level of uncertainty surrounding the local real estate market that existed at that time, the Bank arrived at a higher expected loss rate for the performing loan group as compared to December 31, 2010.

(iii) Underwriting standards or experience – Underwriting standards are reviewed to ensure that changes in the Bank's lending policies and practices are adequately evaluated for risk and reflected in its analysis of potential credit losses.  Different loss expectations are incorporated into the methodology.  Based upon the Bank’s mitigation only of certain underwriting practices during the years ended December 31, 2010 and 2009, this component did not impact the methodology at either December 31, 2010 or 2009.

(iv) Concentrations of credit – The Bank regularly reviews its loan concentrations (both borrower and location) in order to ensure that heightened risk has not evolved that has not been captured through other factors.  The risk component of loan concentrations is regularly evaluated for adequacy.

(v) The period of time loans have been held and performing (Loan Seasoning) – Generally, it is assumed that loans performing for a period of at least three years are deemed likely to result in diminishing principal losses with the passage of time.  As a result, a lower expected loss percentage should be applied to these loans.  This element was given considerable weight in the evaluation of the allowance for loan losses at December 31, 2009, however, received significantly less consideration in the December 31, 2010 evaluation.  The decrease in consideration during 2010 resulted from an analysis of the loss experience recognized during the 2008 to 2010 recessionary period (to which the Company migrated during 2010), which concluded that, contrary to this common assumption, the age or seasoning of the loan did not inversely correlate to the Bank's loss experience.

The following table sets forth the Bank's allowance for loan losses allocated by underlying collateral type and the percent of each to total loans at the dates indicated.  Loans designated as Special Mention and the related loss allowance for such loans are included within the respective underlying collateral group balance.

	At December 31,
	2010		2009		2008		2007		2006
	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)
	(Dollars in Thousands)
Impaired loans	$-	1.27%	$1,943	0.44%	$900	0.27%	$348	0.10%	$351	0.13%
Special Mention loans	1,880	1.31	2,411	1.67	156	0.08	-	0.04	-	0.03
Performing loans:
Multifamily residential	13,797	71.35	11,999	69.66	10,583	68.03	9,381	67.69	8,948	68.59
Commercial real estate	2,945	22.53	3,774	23.49	4,695	25.63	4,449	25.31	5,208	24.61
One-to four- family and cooperative apartment	404	3.32	1,040	3.78	401	4.31	380	5.06	541	5.70
Construction and land acquisition	106	0.14	308	0.87	680	1.61	764	1.72	392	0.86
Consumer	34	0.08	30	0.09	39	0.07	65	0.08	74	0.08
Total	$19,166	100.00%	$21,505	100.00%	$17,454	100.00%	$15,387	100.00%	$15,514	100.00%
(1)	Total loans represent gross loans less FHA and VA guaranteed loans.

Reserve Liability on the First Loss Position on Multifamily Loans Serviced for FNMA

The Bank has recourse exposure under the First Loss Position associated with multifamily loans that it sold to FNMA between December 2002 and February 2009, and maintains an actual reserve liability related to this contingent First Loss Position. The reserve liability reflects the estimate of losses that are deemed probable related to this pool of loans at each period end.  In determining the estimate of probable losses, the Bank utilizes the following methodology:  For all performing loans within the FNMA serviced pool, the reserve recognized is the present value of the estimated losses calculated based upon the historical loss experience for comparable multifamily loans owned by the Bank.  For problem loans within the pool, the estimated losses are determined in a manner consistent with impaired loans within the Bank's loan portfolio.

The following is a summary of the aggregate balance of multifamily loans serviced for FNMA, the period-end balance of the First Loss Position associated with these loans, and activity related to the reserve liability:

	At or for the Year Ended December 31,
	2010		2009		2008	2007	2006
	(Dollars in Thousands)
Outstanding balance of multifamily loans serviced for FNMA at period end	$371,877		$437,805		$519,831	$535,793	$494,770
Total First Loss Position at end of period	16,789	1	20,246	1	21,865	20,409	18,495
Reserve Liability on the First Loss Position
Balance at beginning of period	$4,373		$5,573		$2,436	$2,223	$1,771
Additions for loans sold during the period	-		15		101	213	452
Provision for losses on problem loans1	-		3,303		3,946	-	-
Transfer to Bank loan balance for serviced loans re-acquired by the Bank	(1,123)		(3,545)		-	-	-
Charge-offs	(257)		(973)		(910)	-	-
Balance at period end	$2,993		$4,373		$5,573	$2,436	$2,223
1 Amount recognized as a portion of mortgage banking income during the period.

Reserve for Loan Commitments

At December 31, 2010, the Bank maintained a reserve of $408,000 associated with loan commitments accepted by the borrower at December 31, 2010.  This reserve is determined based upon the historical loss experience of similar loans owned by the Bank at each period end.  Any increases in this reserve are achieved via a transfer of reserves from the Bank's allowance for loan losses, with any subsequent resulting shortfall in the allowance for loan losses satisfied through the quarterly provision for loan losses.  Any decreases in the loan commitment reserve are recognized as a transfer of reserve balances back to the allowance for loans losses at each period end.

Investment Activities

Investment Strategies of the Holding Company.  At December 31, 2010, the Holding Company's principal asset was its $375.5 million investment in the Bank's common stock.  Other Holding Company investments are intended primarily to provide future liquidity which may be utilized for general business activities.  These may include, but are not limited to: (1) purchases of the Holding Company's common stock into treasury; (2) repayment of principal and interest on the Holding Company's $70.7 million trust preferred securities borrowing; (3) subject to applicable restrictions, the payment of dividends on the Holding Company's common stock; and/or (4) investments in the equity securities of other financial institutions and other investments not permitted to the Bank.  The Holding Company's investment policy calls for investments in relatively short-term, liquid securities similar to those permitted by the securities investment policy of the Bank.  The Holding Company cannot assure that it will engage in any of these activities in the future.

Investment Policy of the Bank.   The investment policy of the Bank, which is adopted by its Board of Directors, is designed to help achieve the Bank's overall asset/liability management objectives while complying with applicable OTS regulations.  Generally, when selecting investments for the Bank's portfolio, the policy emphasizes principal preservation, liquidity, diversification, short maturities and/or repricing terms, and a favorable return on investment. The policy permits investments in various types of liquid assets, including obligations of the U.S. Treasury and federal agencies, investment grade corporate debt, various types of MBS, commercial paper, certificates of deposit ("CDs") and overnight federal funds sold to financial institutions.  The Bank's Board of Directors periodically approves all financial institutions to whom the Bank sells federal funds.

Investment strategies are implemented by the Asset and Liability Committee ("ALCO"), which is comprised of the Chief Financial Officer, Chief Investment Officer, Treasurer and other senior officers.  The strategies take into account the overall composition of the Bank's balance sheet, including loans and deposits, and are intended to protect and enhance the Bank's earnings and market value, and effectively manage both interest rate risk and liquidity.  The strategies are reviewed periodically by the ALCO and reported to the Board of Directors.

The Holding Company or the Bank may, with respective Board approval, engage in hedging transactions utilizing derivative instruments.  During the years ended December 31, 2010 and 2009, neither the Holding Company nor the Bank held any derivative instruments or embedded derivative instruments that required bifurcation.

MBS.  MBS provide the portfolio with investments offering desirable repricing, cash flow and credit quality characteristics. MBS yield less than the loans that underlie the securities as a result of the cost of payment guarantees and credit enhancements which reduce credit risk to the investor.  Although MBS guaranteed by federally sponsored agencies carry a reduced credit risk compared to whole loans, such securities remain subject to the risk that fluctuating interest rates, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such loans and thus affect both the prepayment speed and value of such securities.  MBS, however, are more liquid than individual mortgage loans and may readily be used to collateralize borrowings.  The MBS portfolio also provides the Holding Company and the Bank with important interest rate risk management features, as the entire portfolio provides monthly cash flow for re-investment at current market interest rates.  At December 31, 2010 and 2009, respectively, all MBS owned by the Company possessed the highest possible investment credit rating, with the exception of one privately issued MBS in the Bank’s portfolio with book and market values at December 31, 2010 totaling $2.4 million and $2.3 million, respectively. This security was downgraded to sub-investment grade by the rating agencies during 2009 due to deteriorating conditions in the national real estate market. Current credit ratings on this security range from CC to Caa1. Despite the downgrade, this security continues to perform in accordance with its contractual terms.

The Company's consolidated investment in MBS totaled $144.5 million, or 3.6% of total assets, at December 31, 2010, the majority of which was owned by the Bank.  Approximately 73% of the MBS portfolio at December 31, 2010, was comprised of pass-through securities guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Agency ("GNMA") or FNMA as follows: $67.5 million of FHLMC or FNMA securities with fixed periods of five, seven or ten years which reset annually thereafter; $36.4 million of seasoned fixed-rate FNMA or FHLMC pass-through securities with an average estimated duration approximating 2.9 years;

$857,000 of GNMA ARM pass-through securities with a weighted average term to next rate adjustment of less than one year; and a $1.4 million FNMA 18-year balloon MBS.

At December 31, 2010, included in the MBS portfolio were $36.1 million in Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs") owned by the Bank.  All of the CMOs and REMICs were U.S agency guaranteed obligations, with the exception of one CMO issued by a highly rated private financial institution and was rated in the highest rating category by at least one nationally recognized rating agency.  None of the CMOs and REMICs had stripped principal and interest components and all occupied priority tranches within their respective issues.  As of December 31, 2010, the aggregate fair value of the agency guaranteed CMOs and REMICs exceeded their cost basis by $1.0 million.  The fair value of the private financial institution-issued CMO exceeded its cost basis by approximately $50,000 at December 31, 2010.

GAAP requires that investments in debt securities be classified in one of the following three categories and accounted for accordingly:  trading securities, securities available-for-sale or securities held-to-maturity.  GAAP requires investments in equity securities that have readily determinable fair values be classified as either trading securities or securities available-for-sale.  Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders' equity referred to as accumulated other comprehensive income, net of deferred taxes.  At December 31, 2010, the Holding Company and the Bank owned, on a combined basis, $230.2 million of securities classified as available-for-sale, which represented 5.7% of total assets. Based upon the size of the available-for-sale portfolio, future variations in the market value of the available-for-sale portfolio could result in fluctuations in the Company's consolidated stockholders' equity.

At December 31, 2010, the Holding Company owned $1.5 million of mutual fund investments classified as trading.  Neither the Holding Company nor the Bank owned any securities classified as trading securities during the twelve months ended December 31, 2009.

The Company typically classifies MBS as available-for-sale in recognition of the greater prepayment uncertainty associated with these securities, and carries them at fair market value.  The fair value of MBS available-for-sale (including CMOs and REMICs) was $6.2 million above their amortized cost at December 31, 2010.

The following table sets forth activity in the MBS portfolio for the periods indicated:

	For the Year Ended December 31,
	2010	2009	2008
	Dollars in Thousands
Amortized cost at beginning of period	$217,076	$299,728	$164,503
Purchases, net	-	-	183,849
Principal repayments	(78,389)	(82,128)	(48,155)
Premium amortization, net	(404)	(524)	(469)
Amortized cost at end of period	$138,283	$217,076	$299,728

Corporate Debt Obligations.  Both the Holding Company and the Bank may invest in investment-grade debt obligations of various corporations.  The Bank's investment policy limits new investments in corporate debt obligations to companies rated single ''A'' or better by one of the nationally recognized rating agencies at the time of purchase, and limits investments in any one corporate entity to the lesser of 1% of total assets or 5% of the Bank's total capital.

As of December 31, 2010, the Company’s investment in corporate debt obligations was comprised solely of eight securities with an aggregate remaining amortized cost of $19.5 million (based upon their purchase cost basis) that were secured primarily by the preferred debt obligations of a pool of U.S. banks (with a small portion secured by debt obligations of insurance companies) ("TRUPs").  All eight securities were designated as held-to-maturity at December 31, 2010.  From the Company’s initial investment through December 31, 2010, four of the eight TRUPs had paid all contractual cash flows.  Two securities are experiencing a deferral of a portion of their respective quarterly interest payment, and another two securities are experiencing a deferral of their entire quarterly interest payment.

At December 31, 2010, in management’s judgment, the credit quality of the collateral pool underlying six of the eight securities had deteriorated to the point that full recovery of the Company’s initial investment was considered uncertain, thus resulting in recognition of other-than-temporary impairment ("OTTI") charges.  The aggregate OTTI charge recognized on these securities was $10.5 million at December 31, 2010, of which $8.3 million was determined to be attributable to credit related factors and $2.2 million was determined to be attributable to non-credit related factors. At December 31, 2010, these six securities had credit ratings ranging from  "D" to "Caa3."  The remaining two securities, which were not subject to OTTI charges as of December 31, 2010, had credit ratings ranging from CC to Ba1 on one and "BB" to "Ba1" on the other on that date.  During the year ended December 31, 2010, the Company added pre-tax OTTI charges totaling $2.8 million on TRUPs, of which $2.5 million was credit related and $282,000 was non-credit related, and reduced non-credit OTTI by $2.5 million for various adjustment items.  In accordance with GAAP, the credit-related OTTI was recognized in the Company's consolidated results of operations, while the non-credit OTTI was recognized as a component of other comprehensive income.

At December 31, 2010, the remaining aggregate amortized cost of TRUPs that could be subject to future OTTI charges through earnings was $10.8 million.  Of this total, unrealized losses of $4.1 million have already been recognized as a component of accumulated other comprehensive loss.

Equity Investments. The Company's consolidated investment in equity securities totaled $6.0 million at December 31, 2010, comprised of various equity mutual funds.  Of this total, $4.5 million was classified as available for sale, and $1.5 million was classified as trading.  At December 31, 2010, the aggregate fair value of the available for sale mutual fund investments was $954,000 above their cost basis.  As of December 31, 2010, the Company had an OTTI charge of $1.4 million on five actively-managed equity mutual fund investments.  This OTTI charge, which was recognized during 2009, reflected both the significant deterioration in the U.S. and international equity markets at that time, as well as the extended duration of the decline.  At December 31, 2010, the aggregate fair value of mutual fund investments classified as trading was $65,000 above their cost basis.

The following table sets forth the amortized/historical cost and fair value of the total portfolio of investment securities and MBS by accounting classification and type of security, at the dates indicated:

	At December 31,
	2010		2009		2008
	Amortized/ Historical Cost (1)	Fair Value	Amortized/ Historical Cost (1)	Fair Value	Amortized/ Historical Cost	Fair Value
MBS	Dollars in Thousands
Available-for-Sale:
FHLMC pass through certificates	$77,020	$81,068	$112,033	$117,033	$144,688	$146,358
FNMA pass through certificates	22,994	24,158	40,105	41,615	55,526	56,569
GNMA pass through certificates	833	857	917	941	1,057	1,041
Private issuer MBS	2,363	2,298	3,267	2,784	4,474	4,138
Agency issued CMOs and REMICs	32,953	33,965	57,418	59,070	85,631	85,432
Private issuer CMOs and REMICs	2,122	2,172	3,336	3,330	8,352	7,813
Total MBS available-for-sale	138,285	144,518	217,076	224,773	299,728	301,351
INVESTMENT SECURITIES
Held-to-Maturity:
TRUPs	$10,760	$4,408	$13,765	$5,330	$16,561	$9,082
Municipal agency	-	-	-	-	-	-
Total investment securities held-to-maturity	10,760	4,408	13,765	5,330	$16,561	$9,082
Available-for-Sale:
Federal agency obligations	81,388	81,152	36,900	36,732	1,035	1,036
Municipal agencies	-	-	-	-	9,931	10,133
TRUPs	-	-	-	-	-	-
Mutual funds	3,537	4,490	5,107	6,430	8,057	5,433
Total investment securities Available-for-Sale	84,925	85,642	42,007	43,162	19,023	16,602
Trading:
Mutual funds	1,425	1,490	-	-	-	-
Total trading securities	1,425	1,490	-	-	-	-
Total investment securities	$97,110	$91,540	$55,772	$48,492	$35,584	$25,684
(1)
Amount is net of cumulative credit related OTTI totaling $8.2 million on TRUPs held-to-maturity and $1.4 million on mutual funds available-for-sale at December 31, 2010 and $5.8 million on TRUPs held-to-maturity and $3.1 million on mutual funds available-for-sale at December 31, 2009.

Other than obligations of federal agencies and GSEs, neither the Holding Company nor the Bank had a combined investment in securities issued by any one entity in excess of the lesser of 1% of total assets or 10% of the Bank's stockholders' equity at December 31, 2010.  The following table presents the amortized cost, fair value and weighted average yield of available-for-sale investment securities and MBS (exclusive of equity investments) at December 31, 2010, categorized by remaining period to contractual maturity.

	Amortized Cost	Fair Value	Weighted Average Tax EquivalentYield
	(Dollars in Thousands)
MBS:
Due within 1 year	-	-	-
Due after 1 year but within 5 years	$2,043	$2,096	3.64%
Due after 5 years but within 10 years	52,225	54,151	4.25
Due after ten years	84,017	88,271	4.64
Total	138,285	144,518	4.48

Federal Agency obligations:
Due within 1 year	-	-	-
Due after 1 year but within 5 years	80,998	80,760	0.64
Due after 5 years but within 10 years	390	392	7.91
Due after ten years	-	-	-
Total	81,388	81,152	0.67

Total:
Due within 1 year	-	-	-
Due after 1 year but within 5 years	83,041	82,856	0.71
Due after 5 years but within 10 years	52,615	54,543	4.28
Due after ten years	84,017	88,271	4.64
Total	$219,673	$225,670	3.07%

With respect to MBS, the entire carrying amount of each security at December 31, 2010 is reflected in the above table in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments.  The investment policies of both the Holding Company and the Bank call for the purchase of only priority tranches when investing in MBS.  As a result, the weighted average duration of the Company's MBS approximated 2.1 years as of December 31, 2010 when giving consideration to anticipated repayments or possible prepayments, which is significantly less than their average maturity as presented in the table above.

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

Deposits.   The Bank offers a variety of deposit accounts possessing a range of interest rates and terms.  At December 31, 2010, the Bank offered, and presently offers, savings, money market, interest bearing and non-interest bearing checking accounts, and CDs. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition from other financial institutions and investment products. Traditionally, the Bank has relied upon direct and general marketing, customer service, convenience and long-standing relationships with customers to generate deposits.  The communities in which the Bank maintains branch offices have historically provided nearly all of its deposits. At December 31, 2010, the Bank had deposit liabilities of $2.35 billion, up $133.7 million from December 31, 2009 (See "Part II - Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources").  Within total deposits at December 31, 2010, $401.4 million, or 17.1%, consisted of CDs with a minimum denomination of one-hundred thousand dollars.  Individual Retirement Accounts totaled $238.5 million, or 10.1% of total deposits, on that date.

The Bank is authorized to accept brokered CDs up to an aggregate limit of $120.0 million.  At December 31, 2010 and 2009, the Bank had no brokered CDs.

The Bank is also eligible to participate in the Certificate of Deposit Account Registry Service, through which it can either purchase or sell CDs.  Purchases of CDs through this program are limited to an aggregate of 10% of the Bank's average interest earning assets.  As of December 31, 2010, the Bank had not purchased or sold any CDs through this program.

The following table presents the deposit activity of the Bank for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Deposits	$2,539,003	$2,647,960	$3,158,031
Withdrawals	2,435,248	2,733,967	3,137,956
(Withdrawals greater than Deposits) Deposits greater than Withdrawals	$103,755	$(86,007)	$20,075
Interest credited	29,990	42,792	59,978
Total (decrease) increase in deposits	$133,745	$(43,215)	$80,053

At December 31, 2010, the Bank had $401.4 million in CDs with a minimum denomination of one-hundred thousand dollars as follows:

Maturity Date	Amount	Weighted Average Rate
(Dollars in Thousands)
Within three months	$43,942	1.51%
After three but within six months	66,640	1.73
After six but within twelve months	121,309	1.63
After 12 months	169,540	2.86
Total	$401,431	2.15%

The following table sets forth the distribution of the Bank's deposit accounts and the related weighted average interest rates at the dates indicated:

	At December 31, 2010			At December 31, 2009			At December 31, 2008
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
	(Dollars in Thousands)
Savings accounts	$329,182	14.00%	0.26%	$302,340	13.64%	0.27%	$270,321	11.96%	0.57%
CDs	1,059,652	45.08	2.01	985,053	44.44	2.21	1,153,166	51.02	3.69
Money market accounts	727,939	30.97	0.71	708,578	31.96	0.93	633,167	28.02	2.63
Interest bearing checking accounts	108,078	4.60	0.51	114,416	5.16	0.67	112,687	4.99	2.10
Non-interest bearing checking accounts	125,730	5.35	-	106,449	4.80	-	90,710	4.01	-
Totals	$2,350,581	100.00%	1.18%	$2,216,836	100.00%	1.35%	$2,260,051	100.00%	2.79%

The weighted average maturity of the Bank's CDs at December 31, 2010 was 15.7 months, compared to 15.5 months at December 31, 2009.  The following table presents, by interest rate ranges, the dollar amount of CDs outstanding at the dates indicated and the period to maturity of the CDs outstanding at December 31, 2010:

	Period to Maturity at December 31, 2010
Interest Rate Range	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at December 31, 2010	Total at December 31, 2009	Total at December 31, 2008
(Dollars in Thousands)
2.00% and below	$437,916	$105,059	$223	-	$543,198	$483,324	$40,930
2.01% to 3.00%	196,962	67,128	27,355	$7,371	298,816	215,510	237,070
3.01% to 4.00%	30,250	18,365	127,714	1,775	178,104	234,874	504,395
4.01% to 5.00%	1,751	37,695	-	-	39,446	50,063	354,252
5.01% and above	-	88	-	-	88	1,282	16,519
Total	$666,879	$228,335	$155,292	$9,146	$1,059,652	$985,053	$1,153,166

Borrowings.   The Bank has been a member and shareholder of the FHLBNY since 1980. One of the privileges offered to FHLBNY shareholders is the ability to secure advances from the FHLBNY under various lending programs at competitive interest rates.  The Bank's borrowing line equaled $1.41 billion at December 31, 2010.

The Bank had FHLBNY advances totaling $990.5 million at December 31, 2010 and $1.01 billion at December 31, 2009, respectively.  The Bank maintained sufficient collateral, as defined by the FHLBNY (principally in the form of real estate loans), to secure such advances.

REPOS totaled $195.0 million at December 31, 2010 and $230.0 million at December 31, 2009.  REPOS involve the delivery of securities to broker-dealers as collateral for borrowing transactions. The securities remain registered in the name of the Bank, and are returned upon the maturities of the agreements. Funds to repay the Bank's REPOS at maturity are provided primarily by cash received from the maturing securities.

Presented below is information concerning REPOS and FHLBNY advances for the periods presented:

REPOS:
	At or for the Year Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Balance outstanding at end of period	$195,000	$230,000	$230,000
Average interest cost at end of period	4.33%	4.32%	4.32%
Average balance outstanding during the period	$203,055	$230,000	$227,828
Average interest cost during the period	4.33%	4.32%	3.80%
Carrying value of underlying collateral at end of period	$214,539	$248,694	$251,744
Estimated fair value of underlying collateral	$214,539	$248,694	$251,744
Maximum balance outstanding at month end during period	$230,000	$230,000	$265,000

FHLBNY Advances:
	At or for the Year Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Balance outstanding at end of period	$990,525	$1,009,675	$1,019,675
Average interest cost at end of period	3.26%	3.53%	3.85%
Weighted average balance outstanding during the period	$991,063	$958,538	$877,651
Average interest cost during the period	3.51%	3.89%	4.00%
Maximum balance outstanding at month end during period	$1,064,675	$1,009,675	$1,066,675
Subsidiary Activities

In addition to the Bank, the Holding Company's direct and indirect subsidiaries consist of eight wholly-owned corporations, two of which are directly owned by the Holding Company and six of which are directly owned by the Bank.  The following table presents an overview of the Holding Company's subsidiaries, other than the Bank, as of December 31, 2010:

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

Personnel

As of December 31, 2010, the Company had 365 full-time employees and 77 part-time employees.  The employees are not represented by a collective bargaining unit, and the Holding Company and all of its subsidiaries consider their relationships with their employees to be good.

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

An amount based on the total non-dividend distributions paid will be included in the Bank's taxable income in the year of distribution.  The amount of additional taxable income created from a non-dividend distribution is the amount that, when reduced by the amount of the tax attributable to this income, is equal to the amount of the distribution. Thus, assuming a 35% federal corporate income tax rate, approximately one and one-half times the amount of such distribution (but not in excess of the amount of the above-mentioned reserves) would be includable in income for federal income tax purposes. (See "Item 1 – Business - Regulation - Regulation of Federal Savings Associations - Limitation on Capital Distributions," for a discussion of limits on the payment of dividends by the Bank). The Bank does not currently intend to make distributions that would result in a recapture of any portion of its base year tax bad debt reserves.  Dividends paid out of current or accumulated earnings and profits will not be included in the Bank's income.

Corporate Alternative Minimum Tax. The Bank's federal rate for the year ended December 31, 2010 was 35% of taxable income.  The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is adjusted by determining the tax treatment of certain items in a manner that negates the deferral or deduction of income resulting from the customary tax treatment of those items. Thus, the Bank's AMTI is increased by 75% of the amount by which the Bank's adjusted current earnings exceed its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses).

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

Until 2010, New York State permitted deductions, within specified formula limits, for additions to the Bank’s tax bad debt reserves for purposes of computing its entire net income.  During 2010, New York State enacted a change in tax law that no longer permits the Bank to avail itself of this deduction.

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

Recent Financial Regulatory Reforms.   On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Reform Act"). The Reform Act is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises.  The Reform Act is intended to address perceived weaknesses in the U.S. financial regulatory system and to prevent future economic and financial crises. There are many provisions of the Reform Act that are to be implemented through regulations to be adopted by the federal bank regulatory agencies within specified time frames following the effective date of the Reform Act, which creates a risk of uncertainty as to the ultimate effect of such provisions.  The Company does not believe that the Reform Act will have a material impact on its core operations.  However, the Company believes the following provisions of the Reform Act will have an impact on the Company, though it is not possible for the Company to determine at this time whether and to what extent the Reform Act will have a material effect on its business, financial condition or results of operations:

As a result of the Reform Act, on July 21, 2011, unless the Secretary of the Treasury opts to delay such date for up to an additional six months (such date, the "Designated Transfer Date”), the OTS will be eliminated and the Office of the Comptroller of the Currency (the "OCC") will assume the regulation of all federal savings associations, such as the Bank.  The Board of Governors of the Federal Reserve System (the "FRB") will acquire the OTS’s authority over all savings and loan holding companies, such as the Holding Company, and will also become the supervisor of all subsidiaries of savings and loan holding companies other than depository institutions.  As a result, the Holding Company and the Bank will be subject to regulation, supervision and examination by two federal bank regulatory agencies, the OCC and the FRB, rather than solely the OTS, as is the current structure.  The Reform Act also provides for the creation of the Bureau of Consumer Financial Protection ("CFPB").  With respect to insured depository institutions with less than $10 billion in assets, such as the Bank, the CFPB will have exclusive authority to issue new consumer protection regulations, and may participate in examinations conducted by the federal bank regulatory agencies to determine compliance with  consumer protection laws and regulations, although the CFPB will have no enforcement authority with respect to these matters.  As a new independent Bureau within the FRB, it is possible that the CFPB will focus more attention on consumers and may impose requirements more severe than the previous bank regulatory agencies.

In addition, the Reform Act significantly rolls back the federal preemption of state consumer protection laws that is currently provided to federal savings associations and national banks by (i) requiring that a state consumer financial law prevent or significantly interfere with the exercise of a federal savings association’s or national bank’s powers before it can be preempted, (ii) mandating that any preemption decision be made on a case by case basis rather than a blanket rule, and (iii) ending the applicability of preemption to subsidiaries and affiliates of national banks and federal savings associations.  As a result, the Company may now be subject to state consumer protection laws in each state where the Company does business, and those laws may be interpreted and enforced differently in different states.

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

Interagency Guidance on Nontraditional Mortgage Product Risks.  On October 4, 2006, the OTS and other federal bank regulatory authorities (collectively the "Agencies") published the Interagency Guidance on Nontraditional Mortgage Product Risks (the "Nontraditional Mortgage Product Guidance"). The Nontraditional Mortgage Product Guidance describes sound practices for managing risk, as well as marketing, originating and servicing nontraditional mortgage products, which include, among other things, interest only loans. The Nontraditional Mortgage Product Guidance sets forth supervisory expectations with respect to loan terms and underwriting standards, portfolio and risk management practices and consumer protection. For example, the Nontraditional Mortgage Product Guidance indicates that originating interest only loans with reduced documentation is considered a layering of risk and that institutions are expected to demonstrate mitigating factors to support their underwriting decision and the borrower’s repayment capacity. Specifically, the Nontraditional Mortgage Product Guidance indicates that a lender may accept a borrower’s statement as to the borrower’s income without obtaining verification only if there are mitigating factors that clearly minimize the need for direct verification of repayment capacity and that, for many borrowers, institutions should be able to readily document income.

Statement on Subprime Lending. On June 29, 2007, the Agencies issued a final Statement on Subprime Mortgage Lending (the "Subprime Mortgage Statement") to address the growing concerns facing the subprime mortgage market, particularly with respect to rapidly rising subprime default rates that may indicate borrowers do not have the ability to repay adjustable-rate subprime loans originated by financial institutions.  In particular, the Agencies expressed concern in the Subprime Mortgage Statement that current underwriting practices do not take into account that many subprime borrowers are not prepared for "payment shock" and that current subprime lending practices compound the risk for financial institutions.  The Subprime Mortgage Statement described the prudent safety and soundness and consumer protection standards that financial institutions should follow to ensure borrowers obtain loans that they can afford to repay.  These standards include a fully indexed, fully amortized qualification for borrowers and cautions on risk-layering features, including expectation that stated income and reduced documentation should be accepted only if there are documented mitigating factors that clearly minimize the need for verification of a borrower's repayment capacity.  Consumer protection standards include clear and balanced product disclosures to customers and limits on prepayment penalties that allow for a reasonable period of time, typically at least 60 days, for borrowers to refinance prior to the expiration of the initial fixed interest rate period without penalty.  The Subprime Mortgage Statement also reinforced the April 17, 2007 Interagency Statement on Working with Mortgage Borrowers, in which the Agencies encouraged institutions to work constructively with residential borrowers who are financially unable or reasonably expected to be unable to meet their contractual payment obligations on their home loans.

The Company has never originated subprime loans. The Company has evaluated the Nontraditional Mortgage Product Guidance and the Subprime Mortgage Statement and determined its risk management practices, underwriting guidelines and consumer protection standards to be in compliance.

Loans to One Borrower.   Under HOLA, savings associations are generally subject to limits on loans to one borrower identical to those imposed on national banks. Generally, pursuant to these limits, a savings association may not advance a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and unimpaired surplus. Additional amounts may be advanced, not in excess of 10% of unimpaired capital and unimpaired surplus, if such loans or extensions of credit are fully secured by cash or readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2010, the Bank's limit on loans to one borrower was $50.1 million.  The Bank's largest aggregate amount of loans to one borrower on that date was $39.7 million and the second largest borrower had an aggregate loan balance of $38.6 million.

        QTL Test.  HOLA requires savings associations to satisfy a QTL test.  A savings association may satisfy the QTL test by maintaining at least 65% of its ''portfolio assets'' in certain ''qualified thrift investments'' during at least nine months of the most recent twelve-month period. ''Portfolio assets'' means, in general, an association's total assets less the sum of: (i) specified liquid assets up to 20% of total assets, (ii) certain intangibles, including goodwill, credit card relationships and purchased MSR, and (iii) the value of property used to conduct the association's business. ''Qualified thrift investments'' include various types of loans made for residential and housing purposes; investments related to such purposes, including certain mortgage-backed and related securities; and small business, education, and credit card loans.  A savings association may additionally satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Code.  At December 31, 2010, the Bank maintained 70.7% of its portfolio assets in qualified thrift investments. The Bank also satisfied the QTL test in each month during 2010, and, therefore, was a QTL.

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

The Reform Act requires the federal bank regulatory agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies.  These requirements must be no less than those to which insured depository institutions are currently subject.  The new requirements will eliminate the use of trust preferred securities issued after May 19, 2010 as a component of Tier 1 capital for depository institution holding companies of the Holding Company’s size.  However, since the Holding Company had less than $15 billion of consolidated assets as of December 31, 2009, it will be permitted to include any trust preferred securities issued before May 19, 2010 as an element of Tier 1 capital.  As a result of the foregoing, in July 2015, the Holding Company will become subject to consolidated capital requirements to which it has not been previously subject, and the Holding Company will not be permitted to include any trust preferred securities issued after May 19, 2010 as a component of Tier 1 capital when it becomes subject to these consolidated capital requirements.

The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") requires that the Agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk ("IRR"), concentration of risk and the risks of non-traditional activities.  Current OTS regulations do not include a specific IRR component of the risk-based capital requirement; however, the OTS monitors the IRR of individual institutions through a variety of methods, including an analysis of the change in net portfolio value ("NPV").  NPV is the difference between the present value of the expected future cash flows of the Bank’s assets and liabilities, plus the value of net expected cash flows from either loan origination commitments or purchases of securities and, therefore, hypothetically represents the value of an institution's net worth.  The OTS has also used the NPV analysis as part of its evaluation of certain applications or notices submitted by thrift institutions.  In addition, OTS Thrift Bulletin 13a provides guidance on the management of IRR and the responsibility of boards of directors in that area.  The OTS, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent they are not in compliance with certain written OTS guidelines regarding NPV analysis.  The OTS has not imposed any such requirements on the Bank.

The table below presents the Bank's regulatory capital compared to OTS regulatory capital requirements:

	As of December 31, 2010
	Actual		Minimum Capital Requirement
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tangible	$326,555	8.23%	$59,559	1.5%
Leverage Capital	326,555	8.23	158,824	4.0%
Total Risk-based capital	333,788	11.95	223,507	8.0%

The following is a reconciliation of GAAP capital to regulatory capital for the Bank:

	At December 31, 2010
	Tangible Capital	Leverage Capital	Total Risk-Based Capital
	(Dollars in Thousands)
GAAP capital	$375,533	$375,533	$375,533
Non-allowable assets:
MSR	(228)	(228)	(228)
Accumulated other comprehensive loss	6,888	6,888	6,888
Goodwill	(55,638)	(55,638)	(55,638)
Tier 1 risk-based capital	326,555	326,555	326,555
Adjustment for recourse provision on loans sold	-	-	(12,341)
General regulatory valuation allowance	-	-	19,574
Total (Tier 2) risk based capital	326,555	326,555	333,788
Minimum capital requirement	59,559	158,824	223,507
Regulatory capital excess	$266,996	$167,731	$110,281

Advisory on Interest Rate Risk Management.  In January 2010, the Agencies released an Advisory on Interest Rate Risk Management (the "IRR Advisory") to remind institutions of the supervisory expectations regarding sound practices for managing IRR.  While some degree of IRR is inherent in the business of banking, the Agencies expect institutions to have sound risk management practices in place to measure, monitor and control IRR exposures, and IRR management should be an integral component of an institution’s risk management infrastructure.  The Agencies expect all institutions to manage their IRR exposures using processes and systems commensurate with their earnings and capital levels, complexity, business model, risk profile and scope of operations, and the IRR Advisory reiterates the importance of effective corporate governance, policies and procedures, risk measuring and monitoring systems, stress testing, and internal controls related to the IRR exposures of institutions.

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

As the subsidiary of a savings and loan holding company, the Bank is required to file a notice with the OTS at least 30 days prior to each capital distribution.  However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year plus the retained net income for the preceding two years, the Bank must file an application for OTS approval of a proposed capital distribution.  In addition, the OTS can prohibit a proposed capital distribution otherwise permissible under the regulation if it determines that the association is in need of greater than customary supervision or that a proposed distribution would constitute an unsafe or unsound practice. Further, under OTS prompt corrective action regulations, the Bank would be prohibited from making a capital distribution if, after the distribution, the Bank would fail to satisfy its minimum capital requirements, as described above  (See ''Part I - Item 1 – Business - Regulation - Regulation of Federal Savings Associations - Prompt Corrective Regulatory Action'').  In addition, pursuant to the Federal Deposit Insurance Act ("FDIA"), an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" as defined in the FDIA.

Liquidity.   Pursuant to OTS regulations, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation (See "Part II - Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further discussion).  At December 31, 2010, the Bank satisfied all such liquidity requirements.

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

Branching.   Subject to certain limitations, the Home Owners Lending Act ("HOLA") and OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such a branch is available: (i) in states that expressly authorize branches of savings associations located in another state, and (ii) to an association that either satisfies the QTL test or qualifies as a ''domestic building and loan association'' under the Code, which imposes qualification requirements similar to those for a QTL under HOLA (See "Part I - Item 1 – Business - Regulation - Regulation of Federal Savings Associations - QTL Test'').  HOLA and OTS regulations preempt any state law purporting to regulate branching by federal savings associations.

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

The Reform Act imposes further restrictions on transactions with affiliates and extensions of credit to executive officers, directors and principal shareholders, by, among other practices, expanding covered transactions to include securities lending, repurchase agreements and derivatives activities with affiliates.  These changes are effective one year after the Designated Transfer Date.

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

Standards for Safety and Soundness.   Pursuant to FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the OTS, together with the other federal bank regulatory agencies, has adopted guidelines prescribing safety and soundness standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other features, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.  In addition, the OTS has adopted regulations pursuant to FDICIA that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the ''prompt corrective action'' provisions of FDICIA (See "Part I - Item 1 – Business - Regulation - Regulation of Savings Associations – Prompt Corrective Regulatory Action").  If an institution fails to comply with such an order, the OTS may seek enforcement in judicial proceedings and the imposition of civil money penalties.

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

In 2006, the OTS adopted guidance entitled "Concentrations in Commercial Real Estate (CRE) Lending, Sound Risk Management Practices" (the "CRE Guidance"), to address concentrations of commercial real estate loans in savings associations.  The CRE Guidance reinforces and enhances the OTS existing regulations and guidelines for real estate lending and loan portfolio management, but does not establish specific commercial real estate lending limits.  Rather, the CRE Guidance seeks to promote sound risk management practices that will enable savings associations to continue to pursue commercial real estate lending in a safe and sound manner.  The CRE Guidance applies to savings associations with an accumulation of credit concentration exposures and asks that the associations quantify the additional risk such exposures may pose.  Such quantification should include the stratification of the commercial real estate portfolio by, among other qualities, property type, geographic market, tenant concentrations, tenant industries, developer concentrations and risk rating.  In addition, an institution should perform periodic market analyses for the various property types and geographic markets represented in its portfolio.  Further, an institution with commercial real estate concentration risk should also perform portfolio level stress tests or sensitivity analysis to quantify the impact of changing economic conditions on asset quality, earnings and capital.  In January 2010, the Bank implemented a lending policy, which limits the Bank's aggregate exposure to commercial real estate loans (i.e., loans where income produced by the collateral is less than 50% from residential sources, construction loans and land loans) to the lesser of 400% of total capital or 30% of assets. As of December 31, 2010, the Bank was well below these maximum guidelines.

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

For this purpose, a savings association is placed in one of five categories based on its capital: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," and the plan must be guaranteed by any parent holding company.  In addition, the institution becomes subject to various mandatory supervisory actions, including restrictions on growth of assets and other forms of expansion.  Generally, under the OTS regulations, a federally chartered savings association is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level.  As of December 31, 2010, the Bank satisfied all criteria necessary to be categorized "well capitalized" under the prompt corrective action regulatory framework.

When appropriate, the OTS can require corrective action by a savings association holding company under the ''prompt corrective action'' provisions of FDICIA.

Insurance of Deposit Accounts.  As a result of the Reform Act, the standard maximum deposit insurance amount has been permanently increased to $250,000 per depositor.

Savings associations are required to pay quarterly deposit insurance assessments to the DIF.  The amount of the assessment is currently determined based upon a risk-based assessment system.  Under this risk-based system, the FDIC assigns an institution to one of four  risk categories entitled Risk Category I, II, III and IV, with Risk Category I considered most favorable and Risk Category IV considered least favorable.  Risk Category I contains all well capitalized institutions with capital adequacy, asset quality, management, earnings, and liquidity component ratings ("CAMEL Component Ratings") of either 1 or 2.  Risk Category II contains all institutions that are adequately capitalized and possess CAMEL Component Ratings of either 1, 2 or 3.  Risk Category III contains either undercapitalized institutions that have CAMEL Composite Ratings of 1, 2 or 3 or adequately capitalized institutions that have CAMEL Composite Ratings of 4 or 5.  Risk Category IV contains all institutions that are undercapitalized and have a CAMEL Composite Ratings of 4 or 5.  The Bank currently falls within Risk Category I.  Base assessment rates for institutions within Risk Category I range from 12 to 16 basis points, depending upon a combination of the institution's CAMEL Component Ratings and financial ratios.  The base assessment rates are fixed at 22 basis points, 32 basis points and 45 basis points for institutions within Risk Categories II, III and IV, respectively.  Total base assessment rates, after applying all possible adjustments, as described below, currently range from 7 to 77.5 basis points of deposits.

As a result of the recent failures of a number of banks and thrifts, there has been a significant increase in the loss provisions of the DIF.  This resulted in a decline in the DIF reserve ratio during 2008 below the then minimum designated reserve ratio of 1.15%.  As a result, the FDIC was required to establish a restoration plan in October, 2008 to restore the reserve ratio to 1.15% within five years, which was subsequently extended to 8 years.  In order to restore the reserve ratio to 1.15%, on February 27, 2009, the FDIC adopted a final rule which set the initial base assessment rates beginning April 1, 2009 and provided for the following adjustments to an institution's assessment rate: (i) a decrease for long-term unsecured debt, including most senior and subordinated debt (specifically, an institution’s base assessment rate will be reduced from the initial rate using the institution’s ratio of long-term unsecured debt to domestic deposits, although any such decrease will be limited to 5 basis points); (ii) an increase for secured liabilities above a threshold amount (specifically, if an institution’s ratio of secured liabilities to domestic deposits is greater than 25 percent, the institution’s assessment rate will increase, but the resulting base assessment rate will be no more than 50 percent greater than it was before the adjustment); and (iii) for non-Risk Category I institutions, an increase for brokered deposits above a threshold amount (specifically, if an institution has a ratio of brokered deposits to domestic deposits that is greater than 10 percent, the institution’s assessment rate will be increased, although never by more than 10 basis points).

The FDIC possesses the flexibility to adjust rates without further notice-and-comment rulemaking, provided that no such adjustment can be greater than 3 basis points from one quarter to the next, adjustments cannot result in rates more than 3 basis points above or below the base rates and rates cannot be negative.  In December 2010, the FDIC amended its regulations to increase the designated reserve ratio of the DIF from 1.25% to 2.00% of estimated insured deposits of the DIF, effective January 1, 2011.  The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the designated reserve ratio.

In accordance with the Reform Act, on February 7, 2011, the FDIC adopted a final rule that redefines the assessment base for deposit insurance assessments as average consolidated total assets minus average tangible equity, rather than on deposit bases, and adopts a new assessment rate schedule, as well as alternative rate schedules that become effective when the reserve ratio reaches certain levels. The final rule also makes conforming changes to the unsecured debt and brokered deposit adjustments to assessment rates, eliminates the secured liability adjustment and creates a new assessment rate adjustment for unsecured debt held that is issued by another insured depository institution.  The depository institution debt adjustment equals fifty basis points of each dollar of long-term, unsecured debt held as an asset by an insured depository institution when that debt was issued by another insured depository institution, to the extent that all such debt exceeds three percent of the institution’s Tier 1 capital.

The new rate schedule and other revisions to the assessment rules become effective April 1, 2011 and will be used to calculate the Bank’s June 30, 2011 invoices for assessments due September 30, 2011.  As revised by the final rule, for depository institutions with less than $10 billion in assets, such as the Bank, the initial base assessment rates will range from five to nine basis points for Risk Category I institutions and are fourteen basis points for Risk Category II institutions, twenty-three basis points for Risk Category III institutions and thirty-five basis points for Risk Category IV institutions.  Total base assessment rates, after applying the unsecured debt and brokered deposit adjustments, will range from two and one-half to forty-five basis points.  This new assessment rate schedule is expected to result in reduced deposit insurance expenses for the Company.

The Reform Act also increased the minimum designated reserve ratio for the DIF from 1.15% to 1.35% of insured deposits.  On October 19, 2010, the Board of Directors of the FDIC adopted a new Restoration Plan (the “Restoration Plan”) to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Reform Act.  Among other matters, the Restoration Plan provided that the FDIC forego the uniform three basis point increase in initial assessment rates that was previously scheduled to take effect on January 1, 2011.  The FDIC intends to pursue further rulemaking in 2011 regarding the requirement under the Reform Act that the FDIC offset the effect on institutions with less than $10 billion in assets (such as the Bank) of the requirement that the reserve ratio reach 1.35% by September 30, 2020, rather than 1.15% by the end of 2016 (as required under the prior restoration plan), so that more of the cost of raising the reserve ratio to 1.35% will be borne by institutions with more than $10 billion in assets.

In May 2009, the FDIC adopted a final rule implementing a 0.05% special assessment of each insured depository institution's assets minus Tier 1 capital as of June 30, 2009, but no more than 0.10% times the institution's deposit assessment base for the second quarter of 2009, which was  collected by the FDIC on September 30, 2009.  The Bank’s special assessment totaled $1.8 million for the year ended December 31, 2009.  Additional special assessments may be imposed by the FDIC for future periods.

In addition, on November 17, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay their quarterly deposit insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009, together with their regular deposit insurance assessment for the third quarter of 2009.  The Bank's payment on December 30, 2009 totaled approximately $13.4 million, of which a $9.6 million prepayment balance remained at December 31, 2010.

The Deposit Insurance Funds Act of 1996 amended the FDIA to recapitalize the Savings Association Insurance Fund ("SAIF") [which was merged with the Bank Insurance Fund ("BIF") into the newly-formed DIF on March 31, 2006] and expand the assessment base for the payments of Financing Corporation ("FICO") bonds.  FICO bonds were sold by the federal government in order to finance the recapitalization of the SAIF and BIF insurance funds that was necessitated following payments from the funds to compensate depositors of federally-insured depository institutions that experienced bankruptcy and dissolution during the 1980's and 1990's.  The assessment rate is adjusted quarterly and was 0.0114% of total deposits of the Bank for the fourth quarter of 2008 and the first quarter of 2009.  The Bank's total expense in 2010 for the FICO bonds assessment was $262,000.  These payments will continue until the FICO bonds mature in 2017 through 2019.

In November 2008, the FDIC adopted the Temporary Liquidity Guarantee Program ("TLGP"), pursuant to its authority to prevent "systemic risk" in the U.S. banking system, which included a debt guarantee program and a transaction account guarantee program.  The Company elected not to participate in either program under the TLGP, and both of such programs have now expired.  In place of the transaction account guarantee program, which expired on December 31, 2010, and in accordance with certain provisions of the Reform Act, the FDIC adopted further rules in November and December 2010 which provide for temporary unlimited insurance coverage of certain non-interest bearing transaction accounts. Such coverage began on December 31, 2010 and terminates on December 31, 2012. Beginning January 1, 2013, such accounts will be insured under the general deposit insurance coverage rules of the FDIC.  Unlike under the TLGP, the new rules do not cover NOW accounts and the FDIC will not charge a separate assessment for the insurance of non-interest bearing transaction accounts. Instead, the FDIC will take into account the cost of this additional insurance coverage in determining the amount of the assessment it charges under its new risk-based assessment system.

Privacy and Security Protection.  The OTS has adopted regulations implementing the privacy protection provisions of The Gramm- Leach-Bliley Act of 1999 ("Gramm-Leach").  The regulations require financial institutions to adopt procedures to protect customers and their "non-public personal information."  The regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.  In addition, the Bank is required to provide its customers the ability to "opt-out" of:  1) the sharing of their personal information with unaffiliated third parties if the sharing of such information does not satisfy any of the permitted exceptions; and 2) the receiving of any marketing solicitations from Bank affiliates.

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

Federal Home Loan Bank ("FHLB") System.   The Bank is a member of the FHLBNY, which is one of the twelve regional FHLB's composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. Any advances from the FHLBNY must be secured by specified types of collateral, and long-term advances may be obtained only for the purpose of providing funds for residential housing finance.  The Bank, as a member of the FHLBNY, is currently required to acquire and hold shares of FHLBNY Class B stock.  The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions.  The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements.  The minimum stock investment requirement in the FHLBNY Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis.  For the Bank, the membership stock purchase requirement is 0.2% of "mortgage-related assets," as defined by the FHLBNY, which consist primarily of residential mortgage loans and MBS held by the Bank.  The activity-based stock purchase requirement for the Bank is equal to the sum of: (i) 4.5% of outstanding borrowings from the FHLBNY; (ii) 4.5% of the outstanding principal balance of the "acquired member assets," as defined by the FHLBNY, and delivery commitments for acquired member assets; (iii) a specified dollar amount related to certain off-balance sheet items, which for the Bank is zero; and (iv) a specific percentage range from 0% to 5% of the carrying value on the FHLBNY's balance sheet of derivative contracts between the FHLBNY and its members, which is also zero for the Bank.  The Bank was in compliance with these requirements with an investment in FHLBNY Class B stock of $51.7 million at December 31, 2010.  The FHLBNY can adjust the specific percentages and dollar amount periodically within the ranges established by the FHLBNY capital plan.

Federal Reserve System.   The Bank is subject to provisions of the FRA and FRB regulations pursuant to which savings associations are required to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and regular checking accounts).  FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts in excess of $10.7 million through $58.8 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against the portion of total transaction accounts in excess of $58.8 million.  The initial $10.7 million of otherwise reservable balances are currently exempt from the reserve requirements, however, the exemption is adjusted by the FRB at the end of each year.  The Bank is in compliance with the foregoing reserve requirements.

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

Pursuant to the Emergency Economic Stabilization Act of 2008, the Federal Reserve Banks pay interest on depository institutions’ required and excess reserve balances.  The interest rate paid on required reserve balances is currently the average target federal funds rate over the reserve maintenance period. The rate on excess balances will be set equal to the lowest FOMC target rate in effect during the reserve maintenance period.

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

The Bank must file a notice with the OTS prior to the payment of any dividends or other capital distributions to the Holding Company  (See "Part I - Item 1 – Business - Regulation - Regulation of Federal Savings Associations - Limitation on Capital Distributions'').

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

The Bank’s commercial real estate lending may subject it to greater risk of an adverse impact on operations from a decline in the economy.

The credit quality of the Bank's portfolio can have a significant impact on the Company's earnings, results of operations and financial condition.  As part of the Company’s strategic plan, it increased its emphasis on commercial real estate loans from 2002 through 2007. Commercial real estate loans are generally viewed as exposing lenders to a greater risk of loss than both one- to four-family and multifamily residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent upon successful operation or management of the collateral properties, as well as the success of the business and retail tenants occupying the properties, repayment of such loans are generally more vulnerable to weak economic conditions. Further, the collateral securing such loans may depreciate over time, be difficult to appraise, or fluctuate in value based upon the rentability, among other commercial factors.

The performance of Bank's multifamily and mixed-use loans could be adversely impacted by regulation or a weakened economy

Multifamily and mixed use loans involve a greater risk than one- to four- family residential mortgage loans because government regulations such as rent control and rent stabilization laws, which are outside the control of the borrower or the Bank, could impair the value of the security for the loan or the future cash flow of such properties. As a result, rental income might not rise sufficiently over time to satisfy increases in the loan rate at repricing or increases in overhead expenses (e.g., utilities, taxes, etc.). Impaired loans are thus difficult to identify before they become problematic. In addition, if the cash flow from a collateral property is reduced (e.g., if leases are not obtained or renewed), the borrower’s ability to repay the loan and the value of the security for the loan may be impaired.

Extension of credit on multifamily, mixed-use or commercial real estate loans may result from reliance upon inaccurate or misleading information received from the borrower

In deciding whether to extend credit on multifamily, mixed-use or commercial real estate loans, the Bank may rely on information furnished by or on behalf of a customer and counterparties, including financial statements, credit reports and other financial information. In the event such information is inaccurate or misleading, reliance on it could have a material adverse impact on the Company's business and, in turn, its financial condition and results of operations.

Geographic and borrower concentrations could adversely impact financial performance

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans, as well as the value of collateral securing those loans, is highly dependent upon business and economic conditions in the United States, particularly in the local New York metropolitan area where the Company conducts substantially all of its business. Conditions in these marketplaces have begun to rebound in recent months after several years of deterioration. Should such conditions fail to continue to improve, they may adversely affect the credit quality of the Bank’s loans, its results of operations and its financial condition.

Conditions in the real estate markets in which the collateral for the Bank’s mortgage loans are located strongly influence the level of the Bank’s non-performing loans and the value of its collateral. Real estate values are affected by, among other items, fluctuations in general or local economic conditions, supply and demand, changes in governmental rules or policies, the availability of loans to potential purchasers and acts of nature. Declines in real estate markets have in the past, and may in the future, negatively impact the Company’s results of operations, cash flows, business, financial condition and prospects.  In addition, at December 31, 2010 the Bank had six borrowers for which its total lending exposure equaled or exceeded 10% of its capital.  Total default by these borrowers could adversely impact the Bank's financial condition and results of operations.

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

The Bank’s primary source of income is its net interest income, which is the difference between the interest income earned on its interest earning assets and the interest expense incurred on its interest bearing liabilities. The Bank's one-year interest rate sensitivity gap is the difference between interest rate sensitive assets maturing or repricing within one year and its interest rate sensitive liabilities maturing or repricing within one year, expressed as both a total amount and as a percentage of total assets.  At December 31, 2010, the Bank's one year interest rate gap was negative, indicating that the overall level of its interest rate sensitive liabilities maturing or repricing within one year exceeded that of its interest rate sensitive assets maturing or repricing within one year.  In a rising interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in its cost of liabilities relative to its yield on assets, and thus a decline in net interest income from its existing investments and funding sources.

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

The Company operates in a highly regulated industry and is subject to uncertain risks related to changes in laws, government regulation and monetary policy.

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

Financial institution regulation has been the subject of significant legislation in recent years, and may be the subject of further significant legislation in the future, none of which is within the control of the Holding Company or the Bank. Significant new laws or changes in, or repeals of, existing laws may cause the Company's results of operations to differ materially. Further, federal monetary policy significantly affects credit conditions for the Company, primarily through open market operations in United States government securities, the discount rate for bank borrowings and reserve requirements for liquid assets. A material change in any of these conditions would have a material impact on the Bank, and therefore, on the Company’s results of operations.

In addition, the Company expects to face increased regulation and supervision of the Bank's industry as a result of the financial crisis in the banking and financial markets, and there will be additional requirements and conditions imposed to the extent that it participates in any of the programs established or to be established by the U.S. Department of the Treasury ("Treasury") or by the federal bank regulatory agencies. Such additional regulation and supervision may increase costs and limit the Company's ability to pursue business opportunities.

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

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of the Bank is used to make loans and repay deposit liabilities as they become due or are demanded by customers. Liquidity policies and limits are established by the board of directors. The Holding Company's overall liquidity position and the liquidity position of the Bank are regularly monitored to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Funding sources include deposits, repayments of loans and MBS, investment security maturities and redemptions, advances from the FHLBNY and REPOS. The Bank maintains a portfolio of securities that can be used as a secondary source of liquidity. The Bank also can borrow through the Federal Reserve Bank’s discount window. If the Bank was unable to access any of these funding sources when needed, it might be unable to meet customers’ needs, which could adversely impact the Company's financial condition, results of operations, cash flows, and level of regulatory capital.

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

•
The announcement by the federal banking regulators of the Supervisory Capital Assessment Program, under which the federal banking regulators measured the amount of additional capital, if any, each of the 19 largest U.S. bank holding companies would require in order to ensure that it would comfortably exceed minimum regulatory capital requirements at December 31, 2010 (as a result of which many of the nineteen institutions underwent capital raising or restructuring transactions to improve their capital base); and

•
The March 2009 announcement by the Treasury, in conjunction with the FDIC and the FRB, of the Public-Private Investment Program ("PPIP"), which consists of two discrete components: (1) the Legacy Loan Program, which was designed to facilitate the sale of commercial and residential whole loans and "other assets" currently held by U.S. banks, and (2) the Legacy Securities Program, which was designed to facilitate the sale of legacy residential MBS and commercial MBS initially rated AAA and currently held by Financial Institutions (as defined under the EESA).

The Company did not participate in the TLGP, CPP, CPFF or CAP, and does not expect to participate in either PPIP program.

Although it appears that there has been some stabilization of the U.S. financial markets as a result of the foregoing programs and other actions taken by the U.S. government, there can be no assurance as to the actual impact that such programs or any other governmental program will have on the financial markets and the economy in the future. The financial market and economic conditions that existed during 2008 and 2009 had, during the year ended December 31, 2010, and to the extent that such conditions continue or worsen, will continue to have, an adverse affect on the Company's financial condition and results of operations, and could also materially and adversely affect the Company's business, access to credit or the trading price of the Holding Company's common stock.  In addition, the Company expects to face increased regulation and supervision of the Bank's industry as a result of the financial crisis in the banking and financial markets, and there will be additional requirements and conditions imposed to the extent that it participates in any of the programs established or to be established by the Treasury or by the federal bank regulatory agencies. Such additional regulation and supervision may increase costs and limit the Company's ability to pursue business opportunities.

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

On September 29, 2009, the FDIC adopted an amendment to the restoration plan that increases the deposit insurance assessment rate uniformly across all four risk categories by three basis points (annualized) of insured deposits beginning January 1, 2011.  In addition, on November 17, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay their quarterly deposit insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009, together with their regular deposit insurance assessment for the third quarter of 2009.  The Bank's payment on December 30, 2009 totaled approximately $13.4 million, and was $9.6 million as of December 31, 2010.

On October 19, 2010, the Board of Directors of the FDIC adopted the Restoration Plan  to ensure that the Deposit Insurance Fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Reform Act.  Among other matters, the Restoration Plan provides that the FDIC will forego the uniform three basis point increase in initial assessment rates that was previously scheduled to take effect on January 1, 2011 and will maintain the current assessment rate schedule for all insured depository institutions until the reserve ratio reaches 1.15%.  The FDIC intends to pursue further rulemaking in 2011 regarding the requirement under the Reform Act that the FDIC offset the effect on institutions with less than $10 billion in assets (such as the Bank) of the requirement that the reserve ratio reach 1.35% by September 30, 2020, rather than 1.15% by the end of 2016 (as required under the prior restoration plan), so that more of the cost of raising the reserve ratio to 1.35% will be borne by institutions with more than $10 billion in assets.

There is no guarantee that the higher premiums, special assessment and assessment prepayment described above will be sufficient for the DIF to satisfy its funding requirements, which may result in further special assessments or increases in deposit insurance premiums.  Any such future assessments or increases could have a further material impact on the Company's results of operations.

The recent adoption of regulatory reform legislation has created uncertainty and may have a material effect on the Company's operations and capital requirements.

There are many provisions of the Reform Act which are to be implemented through regulations to be adopted by the federal bank regulatory agencies within specified time frames following the effective date of the Reform Act, which creates a risk of uncertainty as to the ultimate effect of such provisions. Although it is not possible to currently determine whether the Reform Act will have a material effect on the Company's business, financial condition or results of operations, management believes that the following provisions of the Reform Act will impact the Company:

The elimination of the Company’s primary federal regulator, the OTS, and the assumption by the OCC of regulatory authority over all federal savings associations, such as the Bank, and the acquisition by the FRB of regulatory authority over all savings and loan holding companies, such as the Holding Company, as well as all subsidiaries of savings and loan holding companies other than depository institutions.  Although the laws and regulations currently applicable to the Company generally will not change by virtue of the elimination of the OTS (except to the extent such laws have been modified by the Reform Act), the application of these laws and regulations may vary as administered by the OCC and the FRB.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The headquarters of both the Holding Company and the Bank are located at 209 Havemeyer Street, Brooklyn, New York  11211.  The headquarters building is fully owned by the Bank.  The Bank conducts its business through twenty-five full-service retail banking offices located throughout Brooklyn, Queens, the Bronx and Nassau County, New York.

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

	Twelve Months Ended December 31, 2010			Twelve Months Ended December 31, 2009
Quarter Ended	Dividends Declared	High Sales Price	Low Sales Price	Dividends Declared	High Sales Price	Low Sales Price
March 31st	$0.14	$14.06	$11.21	$0.14	$13.60	$6.46
June 30th	0.14	14.12	11.18	0.14	10.90	6.98
September 30th	0.14	14.32	11.78	0.14	12.94	8.54
December 31st	0.14	15.62	13.33	0.14	12.40	10.25

On December 31, 2010, the final trading date in the fiscal year, the Holding Company's common stock closed at $14.59.

Management estimates that the Holding Company had approximately 8,100 shareholders of record as of March 1, 2011, including persons or entities holding stock in nominee or street name through various brokers and banks. There were 34,395,531 shares of Holding Company common stock outstanding at December 31, 2010.

During the year ended December 31, 2010, the Holding Company paid cash dividends totaling $18.6 million, representing $0.56 per outstanding common share.  During the year ended December 31, 2009, the Holding Company paid cash dividends totaling $18.5 million, representing $0.56 per outstanding common share.

On January 28, 2011, the Board of Directors declared a cash dividend of $0.14 per common share to all shareholders of record as of February 7, 2011.  This dividend was paid on February 15, 2011.

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

In April 2000, the Holding Company issued $25.0 million in subordinated notes payable, with a stated annual coupon rate of 9.25%.  This debt obligation was repaid in full on May 1, 2010.

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

The Holding Company did not purchase any shares of its common stock into treasury during the three months ended December 31, 2010.

A summary of the shares repurchased by month is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Programs (1)
October 2010	-	-	-	1,124,549
November 2010	-	-	-	1,124,549
December 2010	-	-	-	1,124,549

(1) No existing repurchase programs expired during the three months ended December 31, 2010, nor did the Company terminate any repurchase programs prior to expiration during the quarter.  The 1,124,549 shares that remained eligible for repurchase at December 31, 2010 are available under the Company's twelfth stock repurchase program, which was publicly announced in June 2007.  The twelfth stock repurchase program authorized the purchase of up to 1,787,665 shares of the Holding Company's common stock, and has no expiration.

Performance Graph

Pursuant to regulations of the SEC, the graph below compares the Company's stock performance with that of the total return for the U.S. Nasdaq Stock Market and an index of all thrift stocks as reported by SNL Securities L.C. from January 1, 2006 through December 31, 2010.  The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below.

		Period Ending December 31,
Index	2005	2006	2007	2008	2009	2010
Dime Community Bancshares, Inc.	100.00	99.70	94.85	102.26	95.21	123.45
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Thrift Index	100.00	116.57	69.93	44.50	41.50	43.37

Item 6.  Selected Financial Data

Financial Highlights
(Dollars in Thousands, except per share data)
The consolidated financial and other data of the Company as of and for the years ended December 31, 2010, 2009, 2008, 2007, and 2006 set forth below is derived in part from, and should be read in conjunction with, the Company's audited Consolidated Financial Statements and Notes thereto.  Certain amounts as of and for the years ended December 31, 2009, 2008, 2007 and 2006 have been reclassified to conform to the December 31, 2010 presentation.  These reclassifications were not material.

	At or for the Year Ended December 31,
	2010	2009	2008	2007	2006
Selected Financial Condition Data:
Total assets	$4,040,295	$3,952,274	$4,055,598	$3,501,175	$3,173,377
Loans and loans held for sale (net of deferred costs or fees and the allowance for loan losses)	3,454,326	3,374,170	3,274,051	2,861,638	2,688,159
MBS	144,518	224,773	301,351	162,764	154,437
Investment securities (including FHLBNY capital stock)	145,491	104,485	80,898	73,204	61,078
Federal funds sold and other short-term investments	4,536	3,785	-	128,014	78,752
Goodwill	55,638	55,638	55,638	55,638	55,638
Deposits	2,350,581	2,216,836	2,260,051	2,179,998	2,008,532
Borrowings	1,256,205	1,335,355	1,346,840	958,745	788,900
Stockholders' equity	328,734	294,773	276,964	268,852	290,631
Tangible Stockholders' equity (1)	279,219	243,938	232,156	217,238	241,829
Selected Operating Data:
Interest income	$214,794	$209,168	$202,654	$182,160	$170,810
Interest expense	79,413	97,685	111,302	111,147	93,340
Net interest income	135,381	111,483	91,352	71,013	77,470
Provision for loan losses	11,209	13,152	2,006	240	240
Net interest income after provision for loan losses	124,172	98,331	89,346	70,773	77,230
Non-interest (loss) income	8,055	(745)	2,814	10,420	12,390
Non-interest expense	61,977	57,310	49,973	45,502	41,976
Income before income tax	70,250	40,276	42,187	35,691	47,644
Income tax expense	28,861	14,087	14,159	13,248	17,052
Net income	$41,389	$26,189	$28,028	$22,443	$30,592

(1)  Tangible stockholders' equity represents stockholders' equity (as measured under GAAP), and reduced by the following GAAP measures: 1) goodwill; 2) accumulated other comprehensive income (loss); and 3) 10% of the recorded net servicing asset at period end.

	At or for the Year Ended December 31,
	2010		2009		2008		2007		2006
SELECTED FINANCIAL RATIOS AND OTHER DATA (1):
Return on average assets	1.01%		0.66%		0.76%		0.69%		0.98%
Return on average stockholders' equity	13.15		9.20		10.29		8.11		10.43
Stockholders' equity to total assets at end of period	8.14		7.46		6.83		7.68		9.16
Tangible equity to tangible assets at end of period	7.01		6.26		5.79		6.29		7.74
Loans to deposits at end of period	147.77		153.18		145.64		131.97		134.61
Loans to interest-earning assets at end of period	92.18		91.07		89.60		88.77		90.18
Net interest spread (2)	3.34		2.73		2.34		1.88		2.19
Net interest margin (3)	3.53		2.96		2.60		2.29		2.60
Average interest-earning assets to average interest-bearing liabilities	109.32		108.99		108.35		111.48		113.07
Non-interest expense to average assets	1.52		1.44		1.35		1.39		1.34
Efficiency ratio (4)	42.74		48.65		51.25		55.88		48.36
Effective tax rate	41.08		34.98		33.56		37.12		35.79
Dividend payout ratio	45.16		70.89		65.88		83.58		64.37
Per Share Data:
Diluted earnings per share	$1.24		$0.79		$0.85		$0.67		$0.87
Cash dividends paid per share	0.56		0.56		0.56		0.56		0.56
Book value per share (5)	9.50		8.57		8.10		7.93		7.97
Tangible book value per share (5)	8.07		7.09		6.79		6.41		6.63
Asset Quality Ratios and Other Data(1):
Net charge-offs	$13,821		$8,993		$583		$9		$27
Total non-performing loans	20,168		11,294		7,402		2,856		3,606
OREO	-		755		300		-		-
Non-performing TRUPs	564		688		-		-		-
Total non-performing assets	20,732		12,737		7,702		2,856		3,606
Non-performing loans to total loans	0.58%		0.33%		0.22%		0.10%		0.13%
Non-performing assets to total assets	0.51		0.32		0.19		0.08		0.11
Non-performing assets plus accruing loans 90 days or more delinquent as a percentage of the combined balance of the Bank's tangible capital and allowance for loan losses	8.4		4.0		2.4		1.0		1.2
Allowance for Loan Losses to:
Non-performing loans	95.03%		190.41%		235.80%		538.76%		430.23%
Total loans (6)	0.55		0.63		0.53		0.53		0.57
Regulatory Capital Ratios: (Bank only) (1)
Tangible capital	8.23%		7.60%		7.63%		7.88%		9.05%
Leverage capital	8.23		7.60		7.63		7.88		9.05
Total risk-based capital	11.95		11.22		11.43		11.92		12.61
Earnings to Fixed Charges Ratios (7) (8):
Including interest on deposits	1.87	x	1.41	x	1.38	x	1.32	x	1.51	x
Excluding interest on deposits	3.24		1.72		1.80		1.98		2.28
Full Service Branches	25		23		23		21		21

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

(5)   Tangible book value per share equals the Company's consolidated tangible stockholders' equity divided by common shares outstanding. Period-end shares outstanding are utilized to calculate both book value and tangible book value per share.

(6) Total loans represent loans and loans held for sale, net of deferred fees and costs, and excluding (thus not reducing the aggregate balance by) the allowance for loan losses.

(7)   For purposes of computing the ratios of earnings to fixed charges, earnings represent income before taxes, extraordinary items and the cumulative effect of accounting changes plus fixed charges.  Fixed charges represent total interest expense, including and excluding interest on deposits.

(8) Interest on unrecognized tax benefits totaling $677,000, $555,000, $480,000 and $509,000 is included in the calculation of fixed charges for the years ended December 31, 2010, 2009, 2008 and 2007, respectively.

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

The Bank's primary strategy is generally to seek to increase its product and service utilization for each individual depositor, and increase its household and deposit market shares in the communities that it serves.  In addition, the Bank’s primary strategy includes the origination of, and investment in, mortgage loans, with an emphasis on multifamily residential and mixed-use real estate loans.  During much of 2006 and 2007, growth was restrained due to the interest rate environment, which management deemed unfavorable for significant balance sheet growth.  During 2008, the Company grew assets due to continued loan demand and favorable marketplace conditions surrounding the origination of multifamily residential real estate loans.  By the end of 2008, the Company began restricting its plans for future growth based upon the desire to retain capital levels sufficient to accommodate potential credit quality problems resulting from the downturn in the economy and the local real estate market.  This strategy continued throughout 2009 and 2010.

The Company believes that multifamily residential and mixed-use loans in and around NYC provide advantages as investment assets.  Initially, they offer a higher yield than investment securities of comparable maturities or terms to repricing.  In addition, origination and processing costs for the Bank’s multifamily residential and mixed loans are lower per thousand dollars of originations than comparable one-to four-family loan costs.  Further, the Bank’s market area has generally provided a stable flow of new and refinanced multifamily residential and mixed-use loan originations.  In order to address the credit risk associated with multifamily residential and mixed use lending, the Bank has developed underwriting standards that it believes are reliable in order to maintain consistent credit quality for its loans.

The Bank also strives to provide a stable source of liquidity and earnings through the purchase of investment grade securities; seeks to maintain the asset quality of its loans and other investments; and uses appropriate portfolio and asset/liability management techniques in an effort to manage the effects of interest rate volatility on its profitability and capital.

The years ended December 31, 2010 and 2009 were dominated by a global real estate and economic recession fueled by significant weakness and/or failure in many of the world's largest financial institutions.  These events led to historically high dislocations in credit markets, creating favorable origination spreads from the benchmark origination interest rates during the period.  This increase, coupled with the continuation of historically low benchmark short-term interest rates by the FOMC (which greatly impact the pricing of the Bank's retail deposits), resulted in year-over-year increases in both net interest spread and net interest margin during the years ended December 31, 2010 and 2009, thus favorably impacting the Company's consolidated earnings during the period.  Partially offsetting this benefit were increased credit costs on Bank-owned loans and TRUPs that were recognized during both 2010 and 2009, as well as increased credit costs recognized during 2009 on loans sold to FNMA with recourse.

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

Allowance for Loan Losses. The Bank's methods and assumptions utilized to periodically determine its allowance for loan losses are summarized in Part I – Item 1.  Business – Allowance for Loan Losses.

Reserve for Loan Commitments.  The Bank's methods and assumptions utilized to periodically determine its reserve for loan commitments are summarized commencing on page F-20.

Reserve Liability for the First Loss Position on Multifamily Loans Sold to FNMA.  The Bank's methods and assumptions utilized to periodically determine its liability for the First Loss Position on multifamily loans sold to FNMA are summarized commencing on page F-19.

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

Asset Impairment Adjustments.  Certain assets are carried in the Company's consolidated statements of financial condition at fair value or at the lower of cost or fair value:

(i) Goodwill Impairment Analysis.  As of December 31, 2010, the Company had goodwill totaling $55.6 million, which is accounted for in accordance with ASC 805-10.  ASC 805-10 requires performance of an annual impairment test at the reporting unit level.  Management annually performs analyses to test for impairment of goodwill.  In the event an impairment of goodwill is determined to exist, it is recognized as a charge to earnings.

The Company identified a single reporting unit for purposes of its goodwill impairment testing, and thus performs its impairment test on a consolidated basis.  The impairment test has two potential stages.  In the initial stage, the Holding Company's market capitalization (reporting unit fair value) is compared to its outstanding equity (reporting unit carrying value).  The Company utilizes closing price data for the Holding Company's common stock as reported on the Nasdaq National Market in order to compute market capitalization. The Company has designated the last day of its fiscal year as the annual date for impairment testing. The Company performed its annual impairment test as of December 31, 2010 and concluded that no potential impairment of goodwill existed since the fair value of the Company's reporting unit exceeded its carrying value.  No events or circumstances have occurred subsequent to December 31, 2010 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or circumstances would require the immediate performance of an impairment test in accordance with ASC 805-10.

(ii) Valuation of Financial Instruments and Analysis of OTTI Related to Investment Securities and MBS.  Debt securities are classified as held-to-maturity, and carried at amortized cost, only if the Company has a positive intent and ability to hold them to maturity.

At December 31, 2010, the Company owned eight TRUPs classified as held-to-maturity.  Late in 2008, the market for these securities became highly illiquid, and continued to be deemed as such as of December 31, 2010.  As a result, at both December 31, 2010 and December 31, 2009, their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing as described in Note 17 to the consolidated financial statements).

At December 31, 2010, the Company had an investment in nine mutual funds totaling $1.5 million that were classified as trading.  All changes in valuation of these securities are recognized in the Company's results of operations.  The Company owned no securities classified as trading during the year ended December 31, 2009.  Debt securities that are not classified as either held-to-maturity or trading are classified as available-for-sale.  Available-for-sale debt and equity securities that have readily determinable fair values are carried at fair value.  All of the Company's available-for-sale securities at December 31, 2010 had readily determinable fair values, which were based on published or securities dealers' market values.

The Company conducts a periodic review and evaluation of its securities portfolio, taking into account the severity and duration of each unrealized loss, as well as management's intent and ability to hold the security until the unrealized loss is substantially eliminated, in order to determine if a decline in market value of any security below its carrying value is either temporary or other than temporary.  Unrealized losses on held-to-maturity securities that are deemed temporary are disclosed but not recognized.  Unrealized losses on debt or equity securities available-for-sale that are deemed temporary are excluded from net income and reported net of deferred taxes as other comprehensive income or loss.  All unrealized losses that are deemed other than temporary on either available-for-sale or held-to-maturity securities are recognized immediately as a reduction of the carrying amount of the security, with a corresponding decline in either net income or accumulated other comprehensive income or loss in accordance with ASC 320-10-65.  See Note 3 to the consolidated financial statements for a reconciliation of OTTI on securities during the years ended December 31, 2010 and 2009.

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

The Company's policies regarding accrual of interest on loans is discussed in Part I – Item 1. Business – Asset Quality – Monitoring and Collection of Delinquent Loans."

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

Retail branch and internet banking deposits increased $133.7 million during the year ended December 31, 2010, compared to a decline of $43.2 million during the year ended December 31, 2009. During the year ended December 31, 2010, CDs increased $74.6 million, fueled by a promotional 15-month individual retirement account CD marketing campaign, while core deposits (i.e., non-CDs) increased $59.1 million, led by $26.8 million of inflows of competitively priced savings accounts. During the year ended December 31, 2009, CDs declined $168.1 million and were partially offset by an increase of $124.9 million in core deposits.  During this period, the Bank did not replace maturing promotional CDs gathered in late 2008 in an effort to both improve its overall funding costs and limit undesired balance sheet growth.  The increase in core deposits during the year ended December 31, 2009 occurred as deposit pricing pressure diminished in the Bank's marketplace and the Bank experienced an unusually large inflow of commercial money market and checking deposits during the period.

During the year ended December 31, 2010, principal repayments totaled $434.3 million on real estate loans and $78.4 million on MBS.  During the year ended December 31, 2009, principal repayments totaled $328.1 million on real estate loans and $82.1 million on MBS.  The increase in principal repayments on real estate loans reflected additional loan refinancing activity as portfolio loans approached their contractual repricing date.  The reduction in principal repayments on MBS reflected a decline of $82.5 million in their average balance from the year ended December 31, 2009 to the year ended December 31, 2010, as the Company has elected not to purchase any MBS during the past several years and experiences monthly principal amortization on its existing MBS.  The Company does not presently believe that its future levels of principal repayments will be materially impacted by problems currently experienced in the residential or commercial mortgage markets. (See "Part I.  Item 1 – Business - Asset Quality" for a further discussion of the Bank's asset quality).

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through use of its borrowing line at the FHLBNY.  At December 31, 2010, the Bank had an additional potential borrowing capacity of $419.4 million through the FHLBNY, subject to customary minimum common stock ownership requirements imposed by the FHLBNY (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

During the year ended December 31, 2010, the Company converted $35.0 million of REPO borrowings into an FHLBNY advance with the same remaining term to maturity, paying a small conversion premium in the process.  The transaction was accomplished in order to convert the underlying collateral from investment securities and MBS (required for REPO borrowings) to real estate loans (permitted for FHLBNY advances).  Excluding the conversion of the $35.0 million of REPO borrowings, the Company reduced FHLBNY advances by $54.2 million during the year ended December 31, 2010 due to the significant inflow of deposits which was sufficient to fund operations during the period.  During the year ended December 31, 2009, the Company reduced its FHLBNY advances by $10.0 million, as it elected to utilize liquidity from deposit inflows to reduce its overall borrowing level during the period.  Late in 2010, the Company added $86.0 million of fixed rate FHLBNY advances, with a weighted average cost of 1.83% and a weighted average term to maturity of 4.5 years, and modified $60.0 million of existing putable FHLBNY advances.  The modifications resulted in a 61 basis point reduction in the weighted average cost of the borrowings, and also provided a 2.7-year extension in their weighted average term to maturity.  Management will continue to assess these funding opportunities in order to help maintain pricing discipline on deposits and to manage the Bank’s interest rate risk.

The Bank is subject to minimum regulatory capital requirements imposed by its primary regulator, the OTS, which, as a general matter, are based on the amount and composition of an institution's assets. At December 31, 2010, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury and the payment of quarterly cash dividends to shareholders of the Holding Company's common stock.  During the years ended December 31, 2010 and 2009, real estate loan originations totaled $541.7 million and $464.4 million, respectively.  Purchases of investment securities (excluding trading securities, short-term investments and federal funds sold) were $147.4 million during the year ended December 31, 2010, compared to  $46.0 million during the year ended December 31, 2009.  All of these purchases were limited to medium-term agency notes.  The increase in the aggregate level of investment security purchases resulted from management's election to: (i) retain an unusually high level of liquidity in order to maintain balance sheet flexibility during 2009, especially in the event deposit balances declined as a result of their historically low offering rates; and (ii) increase the yield on the Company's liquid funds.

The Holding Company did not repurchase any shares of its common stock during the years ended December 31, 2010 and 2009.  As of December 31, 2010, up to 1,124,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $14.59 per share closing price of its common stock as of December 31, 2010, the Holding Company would utilize $16.4 million in order to purchase all of the remaining authorized shares.  For the Holding Company to complete these share purchases, it would likely require dividend distributions from the Bank.

During the year ended December 31, 2010 the Company paid $18.6 million in cash dividends on its common stock, up from $18.5 million during the year ended December 31, 2009, reflecting an increase of 197,649 in issued and outstanding shares from December 31, 2009 to December 31, 2010.

Contractual Obligations

The Bank has outstanding at any time, a significant number of borrowings in the form of FHLBNY advances or REPOS, as well as fixed interest obligations on CDs.  The Holding Company also has $70.7 million of trust preferred borrowings due to mature in April 2034, which are callable at any time after April 2009.  The Holding Company currently does not intend to call this debt.

The Bank is obligated under leases for certain rental payments on its branches and equipment, and for monthly payments on a data processing outsourcing agreement.  A summary of CDs, borrowings and lease obligations at December 31, 2010 is as follows:

	Payments Due By Period
Contractual Obligations	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
CDs	$666,879	$228,335	$155,292	$9,146	$1,059,652
Weighted average interest rate of CDs (1)	1.57%	2.45%	3.20%	2.99%	2.01%
Borrowings	$105,750	$388,275	$371,500	$320,000	$1,185,525
Weighted average interest rate of borrowings	3.68%	3.40%	2.69%	4.26%	3.43%
Operating lease obligations	$2,529	$4,929	$4,577	$20,183	$32,218
Minimum data processing system obligation	$252	-	-	-	$252
(1) The weighted average cost of CDs, inclusive of their contractual compounding of interest, was 2.04% at December 31, 2010.

The Company had a $1.4 million reserve recorded related to unrecognized income tax benefits at December 31, 2010.   Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all liabilities related to unrecognized income tax benefits that were not paid by December 31, 2010 have been excluded from the tabular disclosure of contractual obligations.

Off-Balance Sheet Arrangements

From December 2002 through February 2009, the Bank originated and sold multifamily residential mortgage loans in the secondary market to FNMA while retaining servicing.  See "Item I – Part 1.  Business – Asset Quality – Problem Loans Serviced for FNMA Subject to the First Loss Position" for a discussion of the First Loss Position obligation associated with these loans.

In addition, as part of its loan origination business, the Bank generally has outstanding commitments to extend credit to third parties, which are granted pursuant to its regular underwriting standards.  Since many of these loan commitments expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.  The following table presents off-balance sheet arrangements as of December 31, 2010:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$34,869	$-	$-	$-	$34,869
Other loan commitments	69,582	-	-	-	69,582
First Loss Position on loans sold to FNMA	16,789	-	-	-	16,789
Total Credit Commitments	$121,240	$-	$-	$-	$121,240

Analysis of Net Interest Income

The Company's profitability, like that of most banking institutions, is dependent primarily upon net interest income, which is the difference between interest income on interest-earnings assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits or borrowings.  Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned or paid on them.  The following tables set forth certain information relating to the Company's consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods indicated. Average balances are derived from daily balances. The yields and costs include fees that are considered adjustments to yields.  All material changes in average balances and interest income or expense are discussed in the sections entitled "Interest Income" and "Interest Expense" in the comparisons of operating results commencing on page F-56.

	For the Year Ended December 31,
		2010			2009			2008
	(Dollars in Thousands)
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Real estate loans (1)	$3,454,327	$202,591	5.86%	$3,285,841	$193,689	5.89%	$3,088,242	$182,934	5.92%
Other loans	1,332	123	9.23	1,604	143	8.91	1,790	166	9.27
Investment securities	176,446	7,820	4.43	27,723	874	3.15	32,230	1,950	6.05
MBS	63,620	1,277	2.01	258,989	11,548	4.46	280,307	12,685	4.53
Federal funds sold and other short-term investments	141,282	2,983	2.11	187,707	2,914	1.55	110,202	4,919	4.46
Total interest-earning assets	3,837,007	$214,794	5.60	3,761,864	$209,168	5.56	3,512,771	$202,654	5.77
Non-interest earning assets	246,380			204,577			197,153
Total assets	$4,083,387			$3,966,441			$3,709,924

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	101,220	$601	0.59%	$108,716	$1,080	0.99	$91,988	$2,200	2.39%
Money Market accounts	747,523	5,779	0.77	719,818	9,536	1.32	655,853	18,551	2.83
Savings accounts	313,105	808	0.26	289,473	1,060	0.37	273,720	1,535	0.56
CDs	1,075,932	22,803	2.12	1,048,016	31,116	2.97	1,017,951	37,692	3.70
Borrowed Funds	1,272,230	49,422	3.88	1,285,598	54,893	4.27	1,202,581	51,324	4.27
Total interest-bearing liabilities	3,510,010	$79,413	2.26	3,451,621	$97,685	2.83	3,242,093	$111,302	3.43
Non-interest bearing checking accounts	119,221			102,419			91,699
Other non-interest-bearing liabilities	139,382			127,791			103,833
Total liabilities	3,768,613			3,681,831			3,437,625
Stockholders' equity	314,774			284,610			272,299
Total liabilities and stockholders' equity	$4,083,387			$3,966,441			$3,709,924
Net interest spread (2)			3.34%			2.73%			2.34%
Net interest income/ interest margin (3)		$135,381	3.53%		$111,483	2.96%		$91,352	2.60%
Net interest-earning assets	$326,997			$310,243			$270,678
Ratio of interest-earning assets to interest-bearing liabilities			109.32%			108.99%			108.35%

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

	Year Ended December 31, 2010 Compared to Year Ended December 31, 2009 Increase/ (Decrease) Due to			Year Ended December 31, 2009 Compared to Year Ended December 31, 2008 Increase/ (Decrease) Due to			Year Ended December 31, 2008 Compared to Year Ended December 31, 2007 Increase/ (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:	(Dollars in Thousands)
Real Estate Loans	$8,545	$357	$8,902	$10,114	$641	$10,755	$16,152	$1,561	$17,713
Other loans	(21)	1	(20)	(16)	(7)	(23)	(4)	(8)	(12)
Investment securities	745	(342)	403	(290)	(786)	(1,076)	276	(337)	(61)
MBS	(3,215)	(513)	(3,728)	(857)	(280)	(1,137)	4,818	1,523	6,341
Federal funds sold and other short-term investments	(630)	699	69	1,498	(3,503)	(2,005)	(1,811)	(1,676)	(3,487)
Total	$5,424	$202	$5,626	$10,449	$(3,935)	$6,514	$19,431	$1,063	$20,494
Interest-bearing liabilities:
Interest bearing checking accounts	$(105)	$(374)	$(479)	$71	$(1,191)	$(1,120)	$933	$434	$1,367
Money market accounts	(261)	(3,496)	(3,757)	$(128)	$(8,887)	(9,015)	$(73)	$(5,614)	$(5,687)
Savings accounts	26	(278)	(252)	(10)	(465)	(475)	(66)	(30)	(96)
CDs	(516)	(7,798)	(8,314)	(93)	(6,483)	(6,576)	(3,129)	(8,238)	(11,367)
Borrowed funds	(1,074)	(4,397)	(5,471)	3,109	460	3,569	17,168	(1,230)	15,938
Total	$(1,930)	$(16,343)	$(18,273)	$2,949	$(16,566)	$(13,617)	$14,833	$(14,678)	$155
Net change in net interest income	$7,354	$16,545	$23,899	$7,500	$12,631	$20,131	$4,598	$15,741	$20,339

Comparison of Financial Condition at December 31, 2010 and December 31, 2009

Assets.  Assets totaled $4.04 billion at December 31, 2010, an increase of $88.0 million from total assets of $3.95 billion at December 31, 2009.

Cash and due from banks and investment securities available for sale increased $46.9 million and $42.5 million, respectively, during the period.  During the year ended December 31, 2010, the Company gathered $133.7 million in new deposits and elected to retain a portion of these funds in liquid balances to fund future cash obligations.  Portfolio real estate loans increased $75.0 million during the period, as a result of $541.7 million of originations and $45.1 million of purchases, which were partially offset by amortization and satisfactions of $434.3 million and portfolio sales of $75.2 million during the same period.  MBS available-for-sale declined $80.3 million during the period on principal repayments of $78.4 million during the year ended December 31, 2010.

Liabilities.  Total liabilities increased $54.1 million during the year ended December 31, 2010, primarily as a result of the addition of $133.7 million in deposits, and $2.6 million in mortgagor escrow balances during the period.  The Company repaid a maturing $25.0 million subordinated note on May 1, 2010 and reduced its aggregate balance of FHLBNY advances and REPO borrowings by $54.2 million during the year ended December 31, 2010.  Mortgagor escrow balances increased as a result of both increased loan balances and borrower tax obligations.  See "Part II - Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the changes in retail branch and Internet banking deposits, FHLBNY advances and REPOS.  The Holding Company repaid its $25.0 million subordinated note payable on its May 1, 2010 maturity date.

Stockholders' Equity.  Stockholders' equity increased $34.0 million during the year ended December 31, 2010, due primarily to net income of $41.4 million, a reclassification of $8.0 million from liabilities to equity related to the Employee Stock Ownership Plan benefit component of the Company’s Benefit Maintenance Plan ("BMP") that resulted from modifications to the BMP in March 2010, $3.2 million of stock benefit plan expense amortization that added to the cumulative balance of stockholders' equity, and $1.0 million of proceeds from stock option exercises by employees.  Partially offsetting these items were $18.6 million in cash dividends paid during the period.

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

Liabilities.  Total liabilities decreased $121.1 million during the year ended December 31, 2009, reflecting declines of $43.2 million in retail branch and Internet banking deposits, $10.0 million in FHLBNY advances, and $64.2 million in escrow and other deposits during the period.  The decline in escrow and other deposits resulted from both the payment of semi-annual real estate tax payments for mortgage loan customers in December 2009, as well as a postponement in funding the last semi-annual real estate tax payment of 2008 to early January 2009.   See "Part II - Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the decreases in retail branch and Internet banking deposits and FHLBNY advances during the period.

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

Comparison of Operating Results for the Years Ended December 31, 2010 and 2009

General.  Net income was $41.4 million during the year ended December 31, 2010, an increase of $15.2 million from net income of $26.2 million during the year ended December 31, 2009.  During the comparative period, net interest income increased $23.9 million, the provision for loan losses declined $1.9 million and non-interest income increased $8.8 million, while non-interest expense increased $4.7 million, resulting in an increase in pre-tax income of $30.0 million.  Income tax expense increased $14.8 million during the comparative period due to both the increase in pre-tax earnings as well as a higher effective tax rate.

Net Interest Income.   The discussion of net interest income for the years ended December 31, 2010 and 2009 presented below should be read in conjunction with the tables on pages F-54 and F-55, which set forth certain information related to the consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

During the period January 1, 2009 through December 31, 2010, FOMC monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%.  As a result, beginning in early 2009, the Company was able to commence an orderly reduction of both its deposit and borrowing costs that continued throughout 2009 and 2010.  In addition, dislocations in the securitization marketplace for loans secured by multifamily and commercial real estate reduced the overall competition for the Bank's primary loan product, thus permitting reductions in origination rates on these loans to lag the general reductions in their benchmark interest rates.  Both of these factors favorably impacted the Company's net interest margin during the year ended December 31, 2010 compared to the year ended December 31, 2009.

Interest Income.  Interest income was $214.8 million during the year ended December 31, 2010, an increase of $5.6 million from the year ended December 31, 2009, primarily reflecting growth in interest income of $8.9 million on real estate loans and $403,000 on investment securities.  The increases in interest income on real estate loans and investment securities resulted from increases in their average balances of $168.5 million and $35.9 million, respectively, during the year ended December 31, 2010 compared to the year ended December 31, 2009.

Offsetting these items was a decline of $3.7 million in interest income on MBS that resulted from a reduction of $82.5 million in their average balance during the year ended December 31, 2010 compared to the year ended December 31, 2009.  The reduction in average balance resulted from $78.4 million in principal repayments during 2010.  The Company has not purchased any MBS since January 1, 2009.

Interest Expense.  Interest expense decreased $18.3 million, to $79.4 million, during the year ended December 31, 2010, from $97.7 million during the year ended December 31, 2009.  The decline resulted from reductions in interest expense of $3.8 million on money market accounts, $8.3 million on CDs and $5.5 million on borrowed funds.

The decrease in interest expense on money market accounts and CDs resulted from declines of 55 basis points and 85 basis points, respectively, in their average cost, as a result of the Company's orderly reduction in offering rates on all deposit accounts during 2010.  In addition, the Company was able to replace maturing borrowings at lower average costs during 2010, creating a reduction of 39 basis points in its average borrowing costs from the year ended December 31, 2009 to the year ended December 31, 2010.  Partially offsetting these items was additional interest expense resulting from increases in the average balance of money markets of $27.7 million and CDs of $27.9 million from the year ended December 31, 2009 to the year ended December 31, 2010, reflecting $94.0 million of such deposits added in aggregate during 2010.  The average balance of borrowed funds declined $5.5 million during the year ended December 31, 2010 compared to the year ended December 31, 2009, as the Company was able to utilize deposit inflows and existing liquidity from December 31, 2009 to fund its 2010 obligations.

Provision for Loan Losses.  The provision for loan losses was $11.2 million during the year ended December 31, 2010, $2.0 million below the provision of $13.2 million recorded during the year ended December 31, 2009.  This decline resulted primarily from a reduction of $1.9 million in the allowance for loan losses on impaired loans from December 31, 2009 to December 31, 2010, reflecting a lower level of probable credit losses determined on impaired loans at December 31, 2010 compared to 2009.  The lower level of probable credit losses on impaired loans largely resulted from $20.4 million of charge-offs recognized on such loans from July 1, 2009 through December 31, 2010.  Although non-accrual loans increased $8.9 million during the year ended December 31, 2010, they remained a small portion of the Bank’s total loan portfolio, and virtually all were non-homogeneous in nature.  As a result, a high correlation between the change in the Bank’s non-accrual loans and its allowance for loan losses cannot effectively be surmised.  Extended periods of higher non-accrual loans and charge-offs would, however, likely result in increased levels of loan loss provisioning during the same timeframe.

Non-Interest Income.  Total non-interest income increased $8.8 million from the year ended December 31, 2009 to the year ended December 31, 2010.  Within non-interest income, mortgage banking income increased $2.8 million, and credit-related OTTI charges declined $5.4 million (resulting in an increase in non-interest income).  In addition, during the year ended December 31, 2010, the Company recognized gains of $608,000 on sales, and $242,000 on the transfer from available-for-sale into trading, of some equity mutual fund holdings.  (See Note 3 to the Consolidated Financial Statements for a further discussion of the OTTI charges, and the sale and transfer of equity mutual fund holdings).  The increase in mortgage banking income resulted primarily from the absence of charges to increase the liability for the First Loss Position on loans sold with recourse to FNMA during the year ended December 31, 2010, as the Bank recorded a charge to mortgage banking income of $3.3 million during the year ended December 31, 2009 for an increase to this liability (See Note 7 to the Consolidated Financial Statements for the components comprising mortgage banking income, and Note 6 to the Consolidated Financial Statements for a discussion of the liability for the First Loss Position).  The remainder of the increase in non-interest income resulted primarily from $739,000 of additional rental income on leased properties, reflecting both higher cash receipts, as well as a modification of the manner in which the Company recognizes its rental income from a strictly cash basis to a straight line accrual methodology.

Non-Interest Expense.  Non-interest expense was $62.0 million during the year ended December 31, 2010, an increase of $4.7 million from $57.3 million during the year ended December 31, 2009.

Salaries and employee benefits increased $3.2 million during the comparative period, of which $977,000 resulted from a non-recurring benefit cost associated with the reinstatement of the BMP, $561,000 resulted from an adjustment to the manner of expense recognition on a component of the BMP, $353,000 reflected an actuarial adjustment to the defined benefit plan expenses associated with The Retirement Plan of The Dime Savings Bank of

Williamsburgh (the "Employee Retirement Plan") and BMP, and the remainder resulted from ongoing salary increases.  Occupancy and equipment expense increased $1.5 million as a result of two additional retail offices impacting occupancy expenses during 2010, as well as $970,000 of higher rental expense, largely reflecting a transition of operating lease rental expense from a strictly cash basis to a straight line accrual methodology.  Federal deposit insurance costs declined $1.4 million during the comparative period as a result of a special insurance assessment of $1.8 million incurred during the year ended December 31, 2009.  During the year ended December 31, 2010, the Company recorded a provision for losses on OREO of $422,000 for the write-down of OREO properties to their likely disposal value, compared to $196,000 of such expenses recognized during 2009.  Other expenses (excluding provisions for losses on OREO) grew $965,000, primarily reflecting higher marketing costs of $830,000.

Non-interest expense was 1.52% of average assets during the year ended December 31, 2010, compared to 1.44% during the year ended December 31, 2009, reflecting the $4.7 million increase in non-interest expense.

Income Tax Expense.   Income tax expense increased $14.8 million during the year ended December 31, 2010 compared to the year ended December 31, 2009, due primarily to an increase of $30.0 million in pre-tax earnings.  The Company's customary consolidated tax rate had previously approximated 37%.  As previously discussed, during the year ended December 31, 2010, the Company recognized gains totaling $608,000 on both the sale of mutual funds and the transfer of mutual funds into trading.  From a tax perspective, since: (i) these events triggered the reversal of deferred tax assets previously recognized when the Company recorded OTTI charges in March 2009; and (ii) the deferred tax assets on the OTTI charges were established at a statutory rate approximating 45% (significantly in excess of the current consolidated 40.0% tax rate), their reversal created a higher effective tax rate during the year ended December 31, 2010. In addition, the Company recognized an increase of approximately $1.4 million during the year ended December 31, 2010 related to a change in New York State and City tax law enacted during 2010.  The Company’s consolidated effective tax rate thus increased to 41.08% during the year ended December 31, 2010.  The impact of $7.9 million in OTTI charges reduced the effective tax rate for the year ended December 31, 2009 to 35.0%, as the tax provision applied to these OTTI items was made at the statutory 45% rate.  Looking forward, the consolidated effective tax rate is expected to approximate 40%.

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

Net Interest Income.  The discussion of net interest income for the years ended December 31, 2009 and 2008 presented below should be read in conjunction with the tables on pages F-54 and F-55, which set forth certain information related to the consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

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

Interest Income.  Interest income was $209.2 million during the year ended December 31, 2009, an increase of $6.5 million from $202.7 million during the year ended December 31, 2008.  This resulted primarily from an increase in interest income of $10.8 million on real estate loans, that was partially offset by declines in interest income of $2.0 million on federal funds sold and other short-term investments and $1.1 million on each of investment securities and MBS.

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

The decline in interest income on investment securities reflected reductions of both $4.5 million in their average balance and 290 basis points in their average yield.  The decline in average yield reflected lower interest rates that resulted from FOMC monetary policy actions as well as reductions in interest income received on the Bank's TRUPs.  The decline in their average balance reflected management's preference to curtail purchases of these assets throughout much of the year ended December 31, 2009. The decline in interest income on MBS resulted primarily from a decline of $21.3 million in their average balance from principal repayments of $82.1 million that occurred throughout 2009.  The Company did not purchases any MBS during 2009.

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

The increase in interest expense on borrowed funds resulted from $83.0 million of growth in their average balance during the year ended December 31, 2009 compared to the year ended December 31, 2008, as the Company added a total of $388.1 million in borrowings in the form of REPOS and FHLBNY advances throughout 2008 in order to fund operational requirements and help maintain pricing discipline on deposits.  Since the great majority of these added borrowings were retained throughout 2009, their average balance was higher during the year ended December 31, 2009 compared to the year ended December 31, 2008.

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

Non-Interest Income.  Total non-interest income declined $3.6 million from the year ended December 31, 2008 to the year ended December 31, 2009.  During the year ended December 31, 2009, the Company recognized $7.9 million of credit-related OTTI charges on TRUPs and equity mutual fund investment securities, compared to $3.2 million of such charges recognized during the year ended December 31, 2008.  (See Note 3 to the Consolidated Financial Statements for a further discussion of the OTTI charges).  Partially offsetting this was an increase in net mortgage banking income of $416,000 during the comparative period, and a $468,000 increase in net gain on the sale of investment securities and OREO, as well as a net gain of $505,000 recognized on a portion of the Company's trust preferred corporate debt that was re-acquired at a discount during 2009.  The increase in mortgage banking income resulted primarily from a reduction of $643,000 in the required charges to increase the liability for the First Loss Position on loans sold with recourse to FNMA (reflecting a more favorable condition of problem loans within the pool), that was partially offset by a decline of $321,000 in gains on loans sold (reflecting lower sales volume). The increase in the net gain on the sale of investment securities and OREO reflected a gain of $431,000 recognized in the first quarter of 2009 on the sale of the Bank's portfolio of municipal securities (which was partially offset by a loss of $92,000 on the sale of OREO recognized in the second quarter), compared to a loss of $129,000 recognized during the second quarter of 2008 on the sale of OREO.   Service charges and fees declined $557,000 during the comparative period as a result of both lower mortgage application income as well as a reduction in fees received on un-cashed official checks issued on behalf of depositors, as the Bank ceased utilization of a third party company to reconcile such checks in late 2008.  Under the previous arrangement, the Bank would immediately fund the full balance of official checks issued to the third party reconciling firm, and would periodically receive a pre-negotiated fee for the balance of un-cashed official checks.  In late 2008, the Bank assumed the official check reconciliation function internally.

Non-Interest Expense.  Non-interest expense was $57.3 million during the year ended December 31, 2009, an increase of $7.3 million from $50.0 million during the year ended December 31, 2008.

Salaries and employee benefits increased $3.2 million during the comparative period as a result of $1.6 million of higher expenses associated with a reduction in the funded status of the Employee Retirement Plan, as well as a $758,000 reduction in the offset to salaries for capitalized loan origination salary costs during the year ended December 31, 2009 compared to the year ended December 31, 2008 (reflecting lower loan origination levels during the comparative period). Occupancy and equipment expense increased by $911,000 during the comparative period, reflecting the opening of the Brooklyn Heights branch in late 2008 and the acquisition of a building in late 2008 intended for future operational use.  Federal deposit insurance costs increased $4.6 million during the comparative period as a result of a special insurance assessment of $1.8 million incurred as of September 30 , 2009, as well as ongoing increases in such costs resulting from the implementation of the FDIC DIF re-capitalization plans.  Other operating expenses declined $1.5 million, primarily as a result of reduced marketing and professional fees.

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

Real estate loans, the largest component of the Bank's interest earning assets, traditionally derived their current interest rates primarily from either the five- or seven-year constant maturity Treasury index.  As a result, the Bank's interest earning assets were historically most sensitive to these benchmark interest rates.  Dislocations in the credit markets during the year ended December 31, 2010 resulted in a lower level of sensitivity of the Bank's multifamily loans to these benchmark interest rates.  Since the majority of the Bank's interest bearing liabilities mature within one year, its interest bearing liabilities are most sensitive to fluctuations in short-term interest rates.

Neither the Holding Company nor the Bank is subject to foreign currency exchange or commodity price risk.  In addition, the Company engaged in no hedging transactions utilizing derivative instruments (such as interest rate swaps and caps) or embedded derivative instruments that required bifurcation during the years ended December 31, 2010 or 2009.  In the future, the Company may, with appropriate Board approval, engage in hedging transactions utilizing derivative instruments.  Trading securities owned by the Company were nominal at December 31, 2010.  The Company owned no trading securities at December 31, 2009.

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

Assets.  The Bank's largest single asset type is the adjustable-rate multifamily residential loan. Multifamily residential loans typically carry shorter average terms to maturity than one- to four-family residential loans, thus significantly reducing the overall level of interest rate risk.  Over 90% of multifamily residential loans originated by the Bank during the years ended both December 31, 2010 and 2009 were adjustable rate, with repricing typically occurring after five or seven years. In addition, the Bank has sought to include in its portfolio various types of adjustable-rate one- to four-family loans and adjustable and floating-rate investment securities, with repricing terms generally of three years or less.  At December 31, 2010, adjustable-rate real estate and consumer loans totaled $2.86 billion, or 70.8% of total assets, and adjustable-rate investment securities (CMOs, REMICs, MBS issued by GSEs and other securities) totaled $68.3 million, or 1.7% of total assets.   At December 31, 2009, adjustable-rate real estate and consumer loans totaled $2.80 billion, or 70.8% of total assets, and adjustable-rate investment securities (CMOs, REMICs, MBS issued by GSEs and other securities) totaled $101.5 million, or 2.6% of total assets.

Deposit Liabilities.  As a traditional community-based savings bank, the Bank is largely dependent upon its base of competitively priced core deposits to provide stability on the liability side of the balance sheet.  The Bank has retained many loyal customers over the years through a combination of quality service, convenience, and a stable and experienced staff. Core deposits at December 31, 2010 were $1.23 billion, or 55.6% of total deposits. The balance of CDs as of December 31, 2010 was $985.1 million, or 44.4% of total deposits, of which $628.8 million, or 63.8%, were to mature within one year.  The weighted average maturity of the Bank's CDs at December 31, 2010 was 15.5 months, compared to 8.8 months at December 31, 2009.  During the year ended December 31, 2010, the Bank generally priced its CDs in an effort to encourage the extension of the average maturities of deposit liabilities beyond one year, and the increase in the average maturity of CDs during the year ended December 31, 2010 reflected promotional CDs with maturities of 12 months and longer that were added throughout 2010.

Wholesale Funds.  The Bank is a member of the FHLBNY, which provided the Bank with a borrowing line of up to $1.41 billion at December 31, 2010.  The Bank borrows from the FHLBNY for various purposes. At December 31, 2010, the Bank had outstanding advances of $990.5 million from the FHLBNY, all of which were secured by a blanket lien on the Bank's loan portfolio.  Wholesale funding provides the Bank opportunities to extend the overall duration of its interest bearing liabilities, thus helping manage interest rate risk.

The Bank has authority to accept brokered deposits as a source of funds and considers them a potential funding source.  The Bank had no outstanding brokered deposits at either December 31, 2010 or December 31, 2009.

The Bank is also eligible to participate in the Certificate of Deposit Account Registry Service, through which it can either purchase or sell CDs.  Purchases of CDs through this program are limited to an aggregate of 10% of the Bank's average interest earning assets.  As of December 31, 2010, the Bank had not purchased or sold any CDs through this program.

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

Traditionally, the fair value of fixed-rate instruments fluctuates inversely with changes in interest rates.  Increases in interest rates thus result in decreases in the fair value of interest-earning assets, which could adversely affect the Company's consolidated results of operations in the event they were to be sold, or, in the case of interest-earning assets classified as available-for-sale, reduce the Company's consolidated stockholders' equity, if retained.  During the years ended December 31, 2009 and 2010, dislocations in the credit markets resulted in a significantly lower correlation between changes in interest rates and changes in these fair values.  The changes in the value of assets and liabilities due to fluctuations in interest rates reflect the interest rate sensitivity of those assets and liabilities.  Under GAAP, changes in the unrealized gains and losses, net of taxes, on securities classified as available-for-sale are reflected in stockholders' equity through other comprehensive income.  As of December 31, 2010, the Company's consolidated securities portfolio included $267.9 million in securities classified as available- for-sale, which possessed a gross unrealized gain of $8.9 million.

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

The analysis that follows presents the estimated NPV resulting from market interest rates prevailing at a given quarter-end Pre-Shock Scenario, and under four Rate Shock Scenarios.  The analysis additionally presents a measurement of the interest rate sensitivity at December 31, 2010 and December 31, 2009.  Interest rate sensitivity is measured by the basis point changes in the various NPV Ratios from the Pre-Shock Scenario to the Rate Shock Scenarios.

	At December 31, 2010							At December 31,
	Net Portfolio Value					At December 31, 2009		2010 and 2009
	Dollar Amount	Dollar Change from the Pre-shock Scenario	Percentage Change from the Pre-shock Scenario	NPV Ratio	Basis Point Change in NPV Ratio from the Pre-shock Scenario	NPV Ratio	Basis Point Change in NPV Ratio from the Pre-shock Scenario	Board Approved NPV Ratio Limit
	(Dollars in Thousands)
Rate Shock Scenario
+ 200 Basis Points	$432,333	$(14,889)	-3.33%	10.63%	(9)	9.48%	(68)	5.0%
+ 100 Basis Points	448,038	816	18.25	10.86	14	10.03	(13)	6.0
Pre-Shock Scenario	447,222	-	-	10.72	-	10.16	-	7.0
- 100 Basis Points	457,563	10,341	2.31	10.81	9	9.84	(32)	7.0
- 200 Basis Points	N/A	N/A	N/A	N/A	N/A	N/A	N/A	7.0
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

        The Pre-Shock Scenario NPV increased from $412.5 million at December 31, 2009 to $447.2 million at December 31, 2010.  The NPV Ratio at December 31, 2010 was 10.72% in the Pre-Shock Scenario, compared to 10.16% at December 31, 2009.  The increase in the Pre-Shock Scenario NPV was due primarily to an increase in the valuation of multifamily loans (reflecting lower marketplace offering rates on such loans at December 31, 2010 compared to December 31, 2009). The growth in the Pre-Shock Scenario NPV Ratio reflected the increased Pre-Shock Scenario NPV at December 31, 2010 compared to December 31, 2009.

        The Bank’s +200 basis point Rate Shock Scenario NPV increased from $373.3 million at December 31, 2009 to $432.3 million at December 31, 2010.  The increase resulted primarily from a more favorable valuation of multifamily loans at December 31, 2010 compared to December 31, 2009, reflecting a decline in their estimated term to next interest rate repricing at December 31, 2010 compared to December 31, 2009.  Assets with a reduced term to next interest rate repricing generate a more favorable NPV in a rising rate interest rate environment.  As a result, the decline in the NPV of total assets from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario was lower at December 31, 2010 than December 31, 2009.

        The NPV Ratio was 10.63% in the +200 basis point Rate Shock Scenario at December 31, 2010, an increase from the NPV Ratio of 9.48% in the +200 basis point Rate Shock Scenario at December 31, 2009.  The increase reflected the aforementioned increase in the +200 basis point Rate Shock Scenario NPV during the comparative period.

At December 31, 2010, the interest rate sensitivity in the +200 basis point Rate Shock Scenario was negative 9 basis points, compared to interest rate sensitivity of negative 68 basis points in the +200 basis point Rate Shock Scenario at December 31, 2009.  The reduction in sensitivity was due primarily to less sensitivity in the valuation of multifamily loans in the +200 basis point Rate Shock Scenario at December 31, 2010 compared to December 31, 2009, as the majority of these loans moved closer to their contractual repricing.

Item 8.  Financial Statements and Supplementary Data

For the Company's consolidated financial statements, see index on page F-67.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of December 31, 2010, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010, utilizing the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Controls – Integrated Framework."  Based upon its assessment, management believes that, as of December 31, 2010, the Company's internal control over financial reporting is effective.

Crowe Horwath LLP, the independent registered public accounting firm that audited the consolidated financial statements included in the Annual Report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, which is included on page F-68.

Item 9B.                      Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the Company is presented under the headings, "Proposal 1 - Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" in the Holding Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 2011 (the "Proxy Statement") which will be filed with the SEC within 120 days of December 31, 2010, and is incorporated herein by reference.

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

The following table presents information as of December 31, 2010 with respect to compensation plans under which equity securities of the Holding Company are authorized for issuance:

	EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)] (c)

Equity compensation plans approved by the Holding Company's shareholders	3,213,007	$14.63	623,304	(1)
Equity compensation plans not approved by the Holding Company's shareholders	-	-	-
(1)
Amount comprised of 20,520 stock options that remain available for future issuance under the 2001 Stock Option Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc., and 602,784 equity awards that remain available for future issuance under the 2004 Stock Incentive Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc., of which 452,237 were eligible to be issued in the form of restricted stock awards.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is included under the heading, "Transactions with Certain Related Persons" in the Proxy Statement and is incorporated herein by reference.  Information regarding director independence is included under the heading, "Information as to Nominees and Continuing Directors" in the Proxy Statement and is incorporated herein by reference.

Item 14.                      Principal Accounting Fees and Services

Information regarding principal accounting fees and services, as well as the Audit Committee's pre-approval policies and procedures, is included under the heading, "Proposal 2 – Ratification of Appointment of Independent Auditors," in the Proxy Statement and is incorporated herein by reference.

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

(3)           Exhibits Required by Item 601 of SEC Regulation S-K

See Index of Exhibits on pages F-119 and F-120.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2011.

DIME COMMUNITY BANCSHARES, INC.

                                                                       By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 14, 2011 by the following persons on behalf of the registrant and in the capacities indicated.

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

CONSOLIDATED FINANCIAL STATEMENTS OF
DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors, and Shareholders
Dime Community Bancshares, Inc. and Subsidiaries
Brooklyn, New York

We have audited the accompanying consolidated statements of financial condition of Dime Community Bancshares, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income, and cash flows for years ended December 31, 2010 and 2009.  We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting located in Item 9a of Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP

Livingston, New Jersey
March 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dime Community Bancshares, Inc. & Subsidiaries
Brooklyn, NY

We have audited the accompanying consolidated statements of operations and comprehensive income, changes in stockholders' equity, and cash flows for the year ended December 31, 2008 of Dime Community Bancshares, Inc. and Subsidiaries (the "Company"). These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations of Dime Community Bancshares, Inc and Subsidiaries and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 16, 2009

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)
	December 31, 2010	December 31, 2009
ASSETS:
Cash and due from banks	$86,193	$39,338
Federal funds sold and other short-term investments	4,536	3,785
Investment securities held-to-maturity (estimated fair value of $4,408 and $5,330 at December 31, 2010 and December 31, 2009, respectively) (Fully unencumbered)	6,641	7,240
Investment securities available-for-sale, at fair value :
Encumbered	80,229	27,646
Unencumbered	5,413	15,516
	85,642	43,162
Mortgage-backed securities available-for-sale, at fair value:
Encumbered	139,192	221,048
Unencumbered	5,326	3,725
	144,518	224,773
Trading securities	1,490	-
Loans:
Real estate, net	3,467,644	3,392,038
Other loans	2,540	3,221
Less allowance for loan losses	(19,166)	(21,505)
Total loans, net	3,451,018	3,373,754
Loans held for sale	3,308	416
Premises and fixed assets, net	31,613	29,841
Federal Home Loan Bank of New York ("FHLBNY") capital stock	51,718	54,083
Other real estate owned ("OREO")	-	755
Goodwill	55,638	55,638
Other assets	117,980	119,489
Total Assets	$4,040,295	$3,952,274
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,224,851	$2,110,387
Non-interest bearing deposits	125,730	106,449
Total deposits	2,350,581	2,216,836
Escrow and other deposits	68,542	65,895
Securities sold under agreements to repurchase	195,000	230,000
FHLBNY advances	990,525	1,009,675
Subordinated notes payable	-	25,000
Trust Preferred securities payable	70,680	70,680
Other liabilities	36,233	39,415
Total Liabilities	$3,711,561	$3,657,501
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at December 31, 2010 and December 31, 2009)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 51,219,609 shares and 51,131,784 shares issued at December 31, 2010 and December 31, 2009, respectively, and 34,593,180 shares and 34,395,531 shares outstanding at December 31, 2010 and December 31, 2009, respectively)	512	511
Additional paid-in capital	225,585	214,654
Retained earnings	329,668	306,787
Accumulated other comprehensive loss, net of deferred taxes	(6,352)	(5,082)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(3,470)	(3,701)
Unearned Restricted Stock Award common stock	(2,684)	(2,505)
Common stock held by Benefit Maintenance Plan ("BMP")	(7,979)	(8,007)
Treasury stock, at cost (16,626,429 shares and 16,736,253 shares at December 31, 2010 and December 31, 2009, respectively)	(206,546)	(207,884)
Total Stockholders' Equity	$328,734	$294,773
Total Liabilities And Stockholders' Equity	$4,040,295	$3,952,274
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands except per share amounts)
	Year Ended December 31,
	2010	2009	2008
Interest income:
Loans secured by real estate	$202,591	$193,689	$182,934
Other loans	123	143	166
Mortgage-backed securities	7,820	11,548	12,685
Investment securities	1,277	874	1,950
Federal funds sold and other short-term investments	2,983	2,914	4,919
Total interest income	214,794	209,168	202,654
Interest expense:
Deposits and escrow	29,991	42,792	59,978
Borrowed funds	49,422	54,893	51,324
Total interest expense	79,413	97,685	111,302
Net interest income	135,381	111,483	91,352
Provision for loan losses	11,209	13,152	2,006
Net interest income after provision for loan losses	124,172	98,331	89,346
Non-interest income:
Total other than temporary impairment ("OTTI") losses	(2,757)	(10,919)	(3,209)
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	282	3,004	-
Net OTTI recognized in earnings	(2,475)	(7,915)	(3,209)
Service charges and other fees	3,913	4,209	4,766
Mortgage banking (loss) income	1,069	(1,774)	(2,190)
Net gain (loss) on securities and sales of other assets (1)	916	339	(129)
Net gain on the re-acquisition of trust preferred securities payable	-	505	-
Income from Bank Owned Life Insurance ("BOLI")	1,941	2,022	1,999
Other	2,691	1,869	1,577
Total non-interest (loss) income	8,055	(745)	2,814
Non-interest expense:
Salaries and employee benefits	31,329	28,167	24,922
Stock benefit plan compensation expense	3,895	3,647	3,702
Occupancy and equipment	9,372	7,878	6,967
Data processing costs	3,048	2,985	3,067
Advertising and marketing	2,271	1,441	2,364
Federal deposit insurance premiums	4,096	5,524	899
Provision for losses on OREO	422	196	-
Other	7,544	7,472	8,052
Total non-interest expense	61,977	57,310	49,973

Income before income taxes	70,250	40,276	42,187
Income tax expense	28,861	14,087	14,159

Net income	$41,389	$26,189	$28,028

Earnings per Share:
Basic	$1.24	$0.79	$0.85
Diluted	$1.24	$0.79	$0.85
(1) Amount includes periodic valuation gains or losses on trading securities.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net Income	$41,389	$26,189	$28,028
Change in pension and other postretirement obligations, net of deferred benefit (taxes) of $1,273, $(1,021) and $3,776 during the years ended December 31, 2010, 2009 and 2008, respectively	(1,547)	1,240	(4,523)
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of tax of $(83), $(1,625) and $(1,224) during the years ended December 31, 2010, 2009 and 2008, respectively	101	1,975	1,496
Non-credit component of OTTI charge recognized during the period, net of tax benefits of $127 and $1,356 during the years ended December 31, 2010 and December 31, 2009 respectively	(156)	(1,648)	-
Reduction in non-credit component of OTTI, net of taxes of $(1,130) and $(391) during the years ended December 31, 2010 and 2009, respectively	1,374	476	-
Reclassification adjustment for securities sold during the period, net of taxes of and $384 and $195 during the years ended December 31, 2010 and 2009 respectively	(467)	(236)	-
Net unrealized securities (loss) gain arising during the period, net of benefit (taxes) of $474, $(4,604) and $3,188 during the years ended December 31, 2010, 2009 and 2008, respectively	(575)	5,477	(3,742)
Comprehensive Income	$40,119	$33,473	$21,259
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 (Dollars in thousands)
	Year Ended December 31,
	2010	2009	2008
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Common Stock (Par Value $0.01):
Balance at beginning of period	$511	$511	$509
Shares issued in exercise of options	1	-	2
Balance at end of period	512	511	511
Additional Paid-in Capital:
Balance at beginning of period	214,654	213,917	208,369
Stock options exercised	1,011	43	2,471
(Tax Liability) Excess tax benefit of stock benefit plans	112	(130)	518
Amortization of excess fair value over cost – ESOP stock	721	583	1,011
Stock option expense	967	1,083	1,079
BMP award distribution	(28)	-	-
BMP reclassification	8,007	-	-
Release from treasury stock for restricted stock award shares and return of shares to treasury for forfeited shares	141	(842)	469
Balance at end of period	225,585	214,654	213,917
Retained Earnings:
Balance at beginning of period	306,787	297,848	288,112
Net income for the period	41,389	26,189	28,028
BMP reclassification	132	-	-
Cumulative effect adjustment for the adoption of the transition requirements of ASC 715-20-65 "Compensation-Retirement Benefits - Defined Benefit Plans- Transition and Open Effective Date Information," net of taxes	-	(7)	(23)
Cumulative effect adjustment for the adoption of ASC 320-10-65 "Investments—Debt and Equity Securities – Overall – Transition and Open Effective Date Information," net of taxes	-	1,255	-
Cash dividends declared and paid	(18,640)	(18,498)	(18,269)
Balance at end of period	329,668	306,787	297,848
Accumulated Other Comprehensive Loss, Net of Deferred Taxes:
Balance at beginning of period	(5,082)	(11,111)	(4,278)
Cumulative effect adjustment for the adoption of ASC 320-10-65, net of taxes of $1,034	-	(1,255)	-
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of tax	101	1,975	1,496
Non-credit component of OTTI charge recognized during the period, net of tax	(156)	(1,648)	-
Reduction in non-credit component of OTTI during the period, net of tax	1,374	476	-
(Increase) Decrease in unrealized loss on available-for-sale securities during the period, net of deferred benefit (taxes) of $858, $(4,409) and $3,188, respectively	(1,042)	5,241	(3,742)
Unrecognized (loss) gain of pension and other postretirement obligations, net of deferred benefit (tax) of $1,273, $(1,021) and $3,776	(1,547)	1,240	(4,523)
Cumulative effect adjustment for the adoption of the transition requirements of ASC 715-20-65, net of taxes of $53	-	-	(64)
Balance at end of period	(6,352)	(5,082)	(11,111)
Unallocated Common Stock of ESOP:
Balance at beginning of period	(3,701)	(3,933)	(4,164)
Amortization of earned portion of ESOP stock	231	232	231
Balance at end of period	(3,470)	(3,701)	(3,933)
Unearned Restricted Stock Award and Recognition and Retention Plan ("RRP") Common Stock:
Balance at beginning of period	(2,505)	(1,790)	(634)
Release from treasury stock for restricted stock award shares, net of return of shares to treasury for forfeited shares	(1,479)	(1,745)	(1,773)
Amortization of earned portion of RRP stock	1,300	1,030	617
Balance at end of period	(2,684)	(2,505)	(1,790)
Common Stock Held by BMP:
Balance at beginning of period	(8,007)	(8,007)	(7,941)
Plan contributions	-	-	(66)
Award distribution	28	-	-
Balance at end of period	(7,979)	(8,007)	(8,007)
Treasury Stock, at cost:
Balance at beginning of period	(207,884)	(210,471)	(211,121)
Release from treasury stock for BMP benefits or restricted stock award shares, net of forfeited shares returned to treasury	1,338	2,587	1,304
Purchase of treasury shares, at cost	-	-	(654)
Balance at end of period	(206,546)	(207,884)	(210,471)
TOTAL STOCKHOLDERS' EQUITY AT THE END OF PERIOD	$328,734	$294,773	$276,964

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$41,389	$26,189	$28,028
Adjustments to reconcile net income to net cash provided by operating activities
Net gain on investment and mortgage backed securities sold	(609)	(431)	-
Net gain recognized on the transfer of securities from available-for-sale into trading	(242)	-	-
Net gain recognized on trading securities	(75)	-	-
Net gain on the re-acquisition of trust preferred securities payable	-	(505)	-
Net gain on sale of loans held for sale	(448)	(674)	(1,012)
Net loss on sales and disposals of other assets	10	92	129
Net depreciation, amortization and accretion	2,444	2,446	1,757
Stock plan compensation expense (excluding ESOP)	2,194	2,113	1,696
ESOP compensation expense	1,025	815	1,242
Provision for loan losses	11,209	13,152	2,006
Provision for losses on OREO	422	196	-
Charge to net mortgage banking income - provision to increase the liability for loans sold with recourse	-	3,303	3,946
(Recovery) / Impairment adjustment on mortgage servicing rights	-	(60)	60
Net OTTI recognized in earnings	2,475	7,915	3,209
Increase in cash surrender value of BOLI	(1,941)	(2,022)	(1,999)
Deferred income tax credit	(737)	(8,665)	(3,054)
Excess tax benefits of stock plans	(112)	130	(518)
Changes in assets and liabilities:
Originations of loans held for sale during the period	(24,560)	(19,092)	(149,081)
Proceeds from sales of loans held for sale	28,246	19,350	150,983
Decrease (Increase) in other assets	5,246	(13,205)	(143)
Increase(Decrease)in other liabilities	2,245	(3,196)	(8,327)
Net cash provided by Operating Activities	68,181	27,851	28,922
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) Decrease in federal funds sold and other short-term investments	(751)	(3,785)	128,014
Proceeds from maturities of investment securities held-to-maturity	556	267	242
Proceeds from maturities and calls of investment securities available-for-sale	101,510	10,100	1,729
Proceeds from sales of investment securities available-for-sale	2,519	10,359	-
Purchases of investment securities available-for-sale	(147,426)	(46,000)	(5,464)
Acquisition of trading securities	(24)	-	-
Purchases of mortgage backed securities available-for-sale	-	-	(183,849)
Principal collected on mortgage backed securities available-for-sale	78,389	82,129	48,155
Proceeds from the sale of portfolio loans	-	100,000	-
Net increase in loans	(94,923)	(214,034)	(416,504)
Proceeds from the sale of OREO and real estate investment property owned	643	532	767
Purchases of fixed assets, net	(3,910)	(1,447)	(8,356)
Net (Redemption) Purchase of FHLBNY capital stock	2,365	(648)	(14,406)
Net cash used in Investing Activities	(61,052)	(62,527)	(449,672)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in due to depositors	133,745	(43,215)	80,053
Increase (Decrease) in escrow and other deposits	2,647	(64,226)	77,912
(Decrease) Increase in securities sold under agreements to repurchase	(35,000)	-	74,920
(Repayments of) Proceeds from FHLBNY advances	(19,150)	(10,000)	313,175
Proceeds from exercise of stock options	1,012	43	2,473
(Tax cost) Excess tax benefits of stock plans	112	(130)	518
Proceeds disbursed for the re-acquisition of trust preferred securities payable	-	(980)	-
Proceeds disbursed for the repayment of subordinated note	(25,000)	-	-
Purchase of common stock by the RRP and BMP	-	-	(66)
Cash dividends paid to stockholders and cash disbursed in payment of stock dividends	(18,640)	(18,498)	(18,269)
Purchase of treasury stock	-	-	(654)
Net cash provided by (used in) Financing Activities	39,726	(137,006)	530,062
INCREASE(DECREASE) IN CASH AND DUE FROM BANKS	46,855	(171,682)	109,312
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	39,338	211,020	101,708
CASH AND DUE FROM BANKS, END OF PERIOD	$86,193	$39,338	$211,020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$26,955	$21,612	$20,196
Cash paid for interest	80,454	98,646	109,787
Loans transferred to OREO	320	1,179	1,564
Transfer of securities from available-for-sale to held-to-maturity (at fair value)	-	-	11,501
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	184	222	134
Reversal of unrealized loss on securities transferred from available-for-sale to held-to-maturity	-	3,378	2,586
Net increase in non-credit component of OTTI	282	2,137	-
Cumulative effect adjustment for the adoption of transition requirements of ASC 715-20-65	-	$(7)	$(64)
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars In Thousands except for share amounts)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Dime Community Bancshares, Inc. (the "Holding Company" and together with its direct and indirect subsidiaries, the "Company") is a Delaware corporation organized by The Dime Savings Bank of Williamsburgh (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on June 26, 1996.  At December 31, 2010, the significant assets of the Holding Company were the capital stock of the Bank, the Holding Company's loan to the ESOP and investments retained by the Holding Company.  The liabilities of the Holding Company were comprised primarily of a $70,680 trust preferred securities payable maturing in 2034, and currently callable.  The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.

The Bank was originally founded in 1864 as a New York State-chartered mutual savings bank.  In November 1995, the Bank converted to a federally chartered stock savings bank.  The Bank has been a community-oriented financial institution providing financial services and loans for housing within its market areas.  The Bank maintains its headquarters in the Williamsburg section of the borough of Brooklyn, New York.  The Bank has twenty-five retail banking offices located throughout the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.

Summary of Significant Accounting Policies – Management believes that the accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP").  The following is a description of the significant policies.

Subsequent Events  - The Company has evaluated subsequent events for recognition and disclosure.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Holding Company, and its majority-owned subsidiaries, and the Bank and its majority-owned subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

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

Debt and equity securities that have readily determinable fair values are carried at fair value unless they are held-to-maturity. Debt securities are classified as held-to-maturity and carried at amortized cost only if the Company has a positive intent and ability to hold them to maturity.  If not classified as held-to-maturity, such securities are classified as securities available-for-sale or as trading securities. Unrealized holding gains or losses on securities available-for-sale that are deemed temporary are excluded from net income and reported net of income taxes as other comprehensive income or loss.  At December 31, 2009 , all of the Company's equity securities were classified as available-for-sale.  The Holding Company had a small portfolio of mutual fund investments designated as trading at December 31, 2010.  Neither the Holding Company nor the Bank actively acquires securities for the purpose of engaging in trading activities.

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

Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value.  Multifamily residential and mixed-use loans sold are generally sold with servicing rights retained.  During the year ended December 31, 2010, the Bank commenced re-classifying problematic loans for which it had an executed pending note sale agreement as held for sale.  Such loans are carried at their expected net realizable proceeds.

Allowance for Loan Losses and Reserve for Loan Commitments - The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance may consist of specific and general components.  The specific component typically relates to loans that are individually classified as impaired.  Commencing in late 2010, all specific components of the allowance related to loans individually classified as impaired were charged-off, and not recognized through a reserve within the allowance for loan losses.  Prior to this, such component was recognized through a reserve balance within the allowance for loan losses.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified in a manner that meets the criteria of a troubled debt restructuring ("TDR") are deemed to be impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is typically measured using either: 1) the likely realizable value of a note sale; 2) the fair value of underlying collateral, net of likely disposal costs, if repayment is expected solely from the liquidation of the collateral; or 3) the present value of estimated future cash flows using the loan’s existing rate.

All multifamily residential, mixed use, commercial real estate and construction loans that are deemed to meet the definition of impaired loans are individually evaluated for impairment.  In addition, all cooperative unit, one- to four-family residential and consumer loans over $730 are individually evaluated for impairment.  TDRs are typically separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral less estimated disposal costs.  For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

If measurable impairment exists on loans individually evaluated for impairment, the principal balance of such loans are written down via a principal charge-off for the full amount of the measured impairment, and no reserve is thus allocated within the allowance for loan losses.  As previously discussed, prior to September 30, 2010, if impairment was measured on these loans, a portion of the allowance was allocated so that the loan was reported, net of its measured impairment, once its allocated reserve within the allowance for loan losses was considered.

Large groups of smaller balance homogeneous loans, such as consumer, cooperative unit and one-to four-family residential real estate loans with balances of $730 or less, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

In determining the general component of the allowance for loan losses, the Company has identified the following portfolio segments: 1) real estate loans; and 2) consumer loans.  Consumer loans represent a nominal portion of the Company’s loan portfolio.  Within these segments, the Bank analyzes the allowance based upon the underlying collateral type.

The underlying methodology utilized to assess the adequacy of the allowance for loan losses is summarized in Note 6.

The Bank maintains a separate reserve within other liabilities associated with commitments to fund future loans that have been accepted by the borrower.  This reserve is determined based upon the historical loss experience of similar loans owned by the Bank at each period end.  Any changes in this reserve amount are recognized through earnings in the period of change via a transfer to or from the Bank's allowance for loan losses.

Reserve For the First Loss Position on Multifamily Loans Sold to Fannie Mae ("FNMA").  The Bank services a pool of multifamily loans sold to FNMA.  Pursuant to the sale agreement with FNMA, the Bank retained an obligation (off-balance sheet contingent liability) to absorb a portion of any losses (as defined in the agreement) incurred by FNMA in connection with the loans sold (the "First Loss Position").  A reserve is also recorded in other liabilities related to the First Loss Position.  For all performing loans within the FNMA serviced pool, the reserve recognized is the present value of the estimated losses calculated based upon the historical loss experience for comparable multifamily loans owned by the Bank.  For problem loans within the pool, the estimated losses are determined in a manner consistent with impaired loans within the Bank's loan portfolio.

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

Accrual of interest is generally discontinued on loans that have missed three consecutive monthly payments, at which time the Bank generally does not recognize the interest from the third month and reverses all interest associated with the first two missed payments.  The Bank generally initiates foreclosure proceedings when a loan enters non-accrual status, and does not accept partial payments on loans on which foreclosure proceedings have commenced.  At some point during foreclosure proceedings, the Bank procures current appraisal information in order to prepare an estimate of the fair value of the underlying collateral.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is transferred to OREO.  The Bank generally utilizes all available remedies in an effort to resolve either non-accrual loans or OREO properties as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating circumstances.  In the event that a non-accrual loan is subsequently brought current, it is returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least six months.

Mortgage Servicing Rights ("MSR") - The cost of mortgage loans sold with servicing rights retained by the Bank is allocated between the loans and the servicing rights based on their estimated fair values at the time of the loan sale. Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, anticipated net servicing income.  All separately recognized MSR are required to be initially measured at fair value, if practicable.  The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates derived based upon actual historical results for the Bank, or, in the absence of such data, from historical results for the Bank's peers. Capitalized loan servicing assets are stratified based on predominant risk characteristics of the underlying loans (i.e., collateral, interest rate, servicing spread and maturity) for the purpose of evaluating impairment. A valuation allowance is then established in the event the recorded value of an individual stratum exceeds its fair value.  Third party valuations of the loan servicing asset are performed on a quarterly basis, and were performed as of December 31, 2010 and 2009.

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

Earnings Per Share ("EPS") - Basic EPS is computed by dividing net income by the weighted-average common shares outstanding during the reporting period.  In determining the weighted average shares outstanding for basic EPS, treasury stock and unallocated ESOP shares are excluded.  All restricted stock award shares, vested or unvested, are included in the calculation of the weighted average shares outstanding for basic EPS.   Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if "in the money" stock options were exercised and converted into common stock.

The following is a reconciliation of the numerator and denominator of basic EPS and diluted EPS for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Numerator:
Net Income per the Consolidated Statements of Operations	$41,389	$26,189	$28,028
Denominator:
Weighted average shares outstanding utilized in the calculation of basic EPS	33,260,348	33,026,154	32,676,282

Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options	120,734	5,108	259,905
Anti-dilutive effect of tax benefits associated with "in-the-money" non-qualified stock options	(14,520)	(1,607)	(111,385)
Weighted average shares outstanding utilized in the calculation of diluted EPS	33,366,562	33,029,655	32,824,802

Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options are calculated based upon the excess of the average market value of the Holding Company's common stock over the exercise price of outstanding options.

There were approximately 2,600,100,  3,061,287,  and 812,421 weighted average options for the years ended December 31, 2010, 2009, and 2008, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the relevant period.

Accounting for Goodwill and Other Intangible Assets – An impairment test is required to be performed at least annually for goodwill acquired in a business combination. The Company performed impairment tests of goodwill periodically in 2009, and as of December 31, 2010, 2009 and 2008.  In each instance, the Company concluded that no potential impairment of goodwill existed.  As of both December 31, 2010 and 2009, the Company had goodwill totaling $55,638.

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

A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not satisfying the "more likely than not" test, no tax benefit is recorded.

Employee Benefits – The Bank maintains The Dime Savings Bank of Williamsburgh 401(k) Plan [the "401(k) Plan"] for substantially all of its employees, and the Retirement Plan of The Dime Savings Bank of Williamsburgh (the "Employee Retirement Plan"), both of which are tax qualified under the Internal Revenue Code.

The Bank also maintains the Postretirement Welfare Plan of The Dime Savings Bank of Williamsburgh (the "Postretirement Benefit Plan."), providing additional postretirement benefits` to certain employees, which requires accrual of postretirement benefits (such as health care benefits) during the years an employee provides services, a Retirement Plan for its outside Directors, (the "Director Retirement Plan) and the BMP that provides additional benefits to certain of its officers.

As the sponsor of a single employer defined benefit plan, the Company must do the following for the Employee Retirement Plan, a portion of the BMP, the Director Retirement Plan and the Postretirement Benefit Plan: (1) recognize the funded status of the benefit plans in its statements of financial condition, measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation; (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit or cost.  Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation are adjusted as they are subsequently recognized as components of net periodic benefit cost; (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statements of financial condition (with limited exceptions); and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.  Effective January 1, 2008, the Company changed the measurement date for its defined benefit plans from October 1st to December 31st.  As a result of this change, the Company recorded a transition adjustment on January 1, 2008 that reduced its consolidated stockholders' equity by $87.

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

The Holding Company and Bank maintain the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (the "2001 Stock Option Plan") and the Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (the "2004 Stock Incentive Plan," and collectively the "Stock Plans"); which are discussed more fully in Note 15.  Under the Stock Plans, compensation cost is recognized for stock options and restricted stock awards issued to employees based on the fair value of the awards at the date of grant.  A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Holding Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Derivative Instruments - During the years ended December 31, 2010, 2009 and 2008, the Company held no derivative instruments or embedded derivative instruments that required bifurcation.

BOLI – BOLI is carried at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.  Increases in the contract value are recorded as non-interest income in the consolidated statements of operations and insurance proceeds received are recorded as a reduction of the contract value.

Comprehensive Income - Comprehensive income for the years ended December 31, 2010, 2009 and 2008 included changes in the unrealized gain or loss on available-for-sale securities, minimum pension liability, non-credit component of OTTI, and transfer loss related to securities transferred from available-for-sale to held-to-maturity.  Under GAAP, all of these items bypass net income and are typically reported as components of stockholders' equity.  All comprehensive income adjustment items are presented net of applicable tax effect.

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

For the years ended December 31, 2010, 2009 and 2008, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

Recently Issued Accounting Standards  - In July 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" ("ASU 2010-20").  ASU 2010-20 requires companies to provide a greater level of disaggregated information regarding: (1) the credit quality of their financing receivables; and (2) their allowance for credit losses.  ASU 2010-20 further requires companies to disclose credit quality indicators, past due information, and modifications of their financing receivables. For public companies, ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010.  ASU 2010-20 encourages, but does not require, comparative disclosures for earlier reporting periods that ended before initial adoption.  Adoption of ASU 2010-20 is not expected to have a material impact upon the Company's consolidated financial condition or results of operations.

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

In January 2010, FASB issued Accounting Standards Update No. 2010-06, " Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements" ("ASU 2010-6").  ASU 2010-6 required new disclosures related to transfers in and out of fair value hierarchy Levels 1 and 2, as well as certain activities for assets with fair values measured under the Level 3 hierarchy. ASU 2010-6 also provided amendments clarifying the level of disaggregation and disclosures about inputs and valuation techniques along with conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-6 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of ASU 2010-6 has not had, and is not expected to have, a material impact upon the Company's financial condition or results of operations.

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

Reclassification –  There have been no significant reclassifications to prior year amounts to conform to their current presentation.

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

3.   INVESTMENT SECURITIES HELD-TO-MATURITY AND AVAILABLE-FOR-SALE

The amortized/historical cost, gross unrealized gains and losses and estimated fair value of investment securities held-to-maturity at December 31, 2010 were as follows:

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses		Book Value	Other Unrealized Losses	Fair Value
Pooled bank trust preferred securities("TRUPS")	$19,008	$10,760	$(2,203)	-	$(1,916	)(2)	$6,641	$(2,233)	$4,408
(1) Amount represents the purchase amortized / historical cost less any credit-related OTTI charges recognized through earnings.
(2) Amount represents the remaining unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

There were no sales of investment securities held-to-maturity during the years ended December 31, 2010 and 2009.

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

	For the Year Ended December 31,
	2010	2009
Cumulative balance at the beginning of the period	$2,100	$5,700
Loss upon transfer	-	-
Amortization	(184)	(222)
Transfer to credit or non-credit related OTTI	-	(3,378)
Cumulative balance at end of the period	$1,916	$2,100

At December 31, 2010, the eight TRUPs had an aggregate remaining amortized cost of $19,008.  From the Company’s initial investment through December 31, 2010, four of the eight securities had paid all contractual cash flows, while two securities were experiencing a deferral of a portion of their respective quarterly interest payment, and another two securities were experiencing a deferral of their entire quarterly interest payment.

At December 31, 2010, two of the TRUPs, with an amortized cost of $7,252, were not deemed other than temporarily impaired.  These securities remained in an unrealized loss for 12 or more consecutive months, and their cumulative unrealized loss was $4,119 at December 31, 2010, reflecting both illiquidity in the marketplace and concerns over future bank failures.  At December 31, 2010, these securities had ratings ranging from "CC" to "Ba1" on one and "CCC" to "Ba1" on the other.  Despite both the significant decline in market value and the duration of their impairment, management believes that the unrealized losses on these securities at December 31, 2010 were temporary, and that the full value of the investments will be realized once the market dislocations have been removed, or as the securities continue to make their contractual payments of principal and interest.  In making this determination, management considered the following:

• Based upon an internal review of the collateral backing the TRUPs portfolio, which accounted for current and prospective deferrals, each of the securities could reasonably be expected to continue making all contractual payments
• The Company has the intent and ability to hold these securities until they fully recover their impairment, evidenced by the election to reclassify them as held-to-maturity in 2008
• There were no cash or working capital requirements nor contractual or regulatory obligations that would compel the Company to sell any of these securities prior to their forecasted recovery or maturity
• Each security has a pool of underlying issuers comprised primarily of banks
• None of the securities have exposure to real estate investment trust issued debt (which has experienced high default rates)
• Each security featured either a mandatory auction or a de-leveraging mechanism that could result in principal repayments to the Bank prior to the stated maturity of the security
• Each security is characterized by some level of over-collateralization

At December 31, 2010, in management’s judgment, the credit quality of the collateral pool underlying six of the eight securities deteriorated to the point that full recovery of the Company’s initial investment was considered uncertain, thus resulting in recognition of OTTI charges.  At December 31, 2010, these six securities had credit ratings ranging from  "D" to "Caa3."  For these securities, the Company applied the ASC 320-10-65 provisions for determining the credit related component of OTTI by discounting the expected future cash flows applicable to the securities at the effective interest rate implicit in the security at the date of acquisition by the Company.

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's investment securities held-to-maturity:

	At or for the Year Ended December 31 2010			At or for the Year Ended December 31, 2009
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge
Cumulative balance at the beginning of the period	$5,772	$4,425	$10,197	$3,209	$-	$3,209
Cumulative effect adjustment of adopting ASC 320-10-65	-	-	-	(2,289)	2,289	-
OTTI recognized during the period	2,475	282	2,757	4,852	3,004	7,856
Reductions and transfers to credit-related OTTI	-	(2,369)	(2,369)	-	(834)	(834)
Amortization of previously recognized OTTI	-	(135)	(135)	-	(34)	(34)
Cumulative balance at end of the period	$8,247	$2,203	$10,450	$5,772	$4,425	$10,197

The remaining aggregate amortized cost of TRUPs that could be subject to future OTTI charges through earnings was $10,760 at December 31, 2010.  Of this total, unrealized losses of $4,119 have already been recognized as a component of accumulated other comprehensive loss.

The amortized/historical cost, gross unrealized gains and losses and estimated fair value of investment securities available-for-sale at December 31, 2010 were as follows:

	Investment Securities Available-for-Sale
	Amortized/ Historical Cost		Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Debt securities:
Federal agency obligations	$81,388		$5	$(241)	$81,152
Total debt securities	81,388		5	(241)	81,152
Equity securities:
Mutual fund investments	3,537	(1)	957	(4)	4,490
	$84,925		$962	$(245)	$85,642
(1) Amount is net of OTTI charges totaling $1,425 at December 31, 2010, and $1,425 at December 31, 2009, on five actively-managed equity mutual funds.

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's investment securities available-for-sale:

	At or For the Year Ended December 31,
	2010	2009
Cumulative balance at the beginning of the period	$3,063	$-
OTTI recognized during the period	-	3,063
Reduction of OTTI for securities sold during the period	(1,302)	-
Reduction of OTTI for securities transferred to trading during the period	(336)	-
Cumulative balance at end of the period	$1,425	$3,063

The amortized cost and estimated fair value of the debt securities component of investment securities available-for-sale at December 31, 2010 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment fees.

	Amortized Cost	Estimated Fair Value
Due after one year through three years	$80,998	$80,760
Due after five years through ten years	390	392
	$81,388	$81,152

The following summarizes the gross unrealized losses and fair value of investment securities available-for-sale that possessed an unrealized loss as of December 31, 2010, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Losses
Federal agency obligations	$75,756	$241	-	-	$75,756	$241
Fixed Income Mutual Fund	506	4			506	4
	$76,262	$245	-	-	$76,262	$245

The federal agency obligation investments that possessed unrealized losses at December 31, 2010 maintained the highest possible credit rating.  Their impairment related solely to changes in market interest rates from their acquisition through December 31, 2010.  The unrealized loss on the fixed income mutual fund was deemed immaterial in both amount and magnitude at December 31, 2010.  The Company has no intent to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the recovery of their remaining amortized cost.

During the year ended December 31, 2010, proceeds from the sales of investment securities available-for-sale totaled $2,519.  A gain of $609 was recognized on these sales.

The amortized/historical cost, gross unrealized gains and losses and estimated fair value of investment securities held-to-maturity at December 31, 2009 were as follows:

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses		Book Value	Other Unrealized Losses	Fair Value
TRUPs	$19,536	$13,765	$(4,425)	-	$(2,100	)(2)	$7,240	$(1,910)	$5,330
(1) Amount represents the purchase amortized / historical cost less any credit-related OTTI charges recognized through earnings.
(2) Amount represents the remaining unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

At December 31, 2009, two of the TRUPs, with an amortized cost of $7,564, were not deemed other than temporarily impaired.  These securities remained in an unrealized loss for 12 or more consecutive months, and their cumulative unrealized loss was $3,780 at December 31, 2009, reflecting both illiquidity in the marketplace and concerns over future bank failures.  At December 31, 2009, one of the two securities had an investment grade rating from three independent rating agencies with ratings ranging from "BB" to "A," while the other security had ratings of "B" and "Baa3."  Despite both the significant decline in market value and the duration of their impairment, management believed that the unrealized losses on these securities at December 31, 2009 were temporary, and that the full value of the investments would be realized once the market dislocations were removed, or as the securities continued to make their contractual payments of principal and interest.  In making this determination, management considered the following:

•
Based upon an internal review of the collateral backing the TRUPs portfolio, which accounted for existing and prospective deferrals, each of the securities could reasonably be expected to continue making all contractual payments

•	The Company had the intent and ability to hold these securities until they fully recovered their impairment, evidenced by the election to reclassify them to held-to-maturity in 2008
•
There was no cash or working capital requirement nor contractual or regulatory obligation that would have compelled the Company to sell any of these securities prior to their forecasted recovery or maturity

•	Each security had a pool of underlying issuers comprised primarily of banks
•	None of the securities had exposure to real estate investment trust issued debt (which had experienced high default rates)
•	Each security featured either a mandatory auction or a de-leveraging mechanism that could result in principal repayments to the Bank prior to the stated maturity of the security
•	Each security was characterized by some level of over-collateralization

At December 31, 2009, in management’s judgment, the credit quality of the collateral pool underlying six of the eight securities deteriorated to the point that full recovery of the Company’s initial investment was considered uncertain, thus resulting in recognition of OTTI charges.  At December 31, 2009, five of the six securities had credit ratings ranging from  "CC" to "Caa1."  The sixth of these securities had credit ratings ranging from "Ba3" to "A."  The Company adopted ASC 320-10-65 effective January 1, 2009, resulting in a pre-tax transfer of $2,289 from credit related OTTI to non-credit related OTTI.

The amortized/historical cost, gross unrealized gains and losses and estimated fair value of investment securities available-for-sale at December 31, 2009 were as follows:

	Investment Securities Available-for-Sale
	Amortized/ Historical Cost		Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Debt securities:
Federal agency obligations	$36,900		$5	$(173)	$36,732
Total debt securities	36,900		5	(173)	36,732
Equity securities:
Mutual fund investments	5,107	(1)	1,323	-	6,430
	$42,007		$1,328	$(173)	$43,162

(1) Amount is net of an OTTI charge of $3,063 on five actively-managed equity mutual fund investments recognized during the year ended December 31, 2009.

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's investment securities available-for-sale:

	At or for the Year Ended December 31, 2009
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

The following summarizes the gross unrealized losses and fair value of investment securities available-for-sale that possessed an unrealized loss as of December 31, 2009, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Losses
Federal agency obligations	$36,000	$173	-	-	$36,000	$173
	$36,000	$173	-	-	$36,000	$173

The federal agency obligation investments that possessed unrealized losses at December 31, 2009 maintained the highest possible credit rating.  Their impairment related solely to changes in interest rates from their acquisition through December 31, 2009.  The Company has no intent to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the recovery of their remaining amortized cost.

During the year ended December 31, 2009, proceeds from the sales of investment securities available-for-sale totaled $10,359.  A gain of $431 was recognized on these sales.  There were no sales of investment securities available-for-sale during the year ended December 31, 2008.

4.   MBS AVAILABLE-FOR-SALE

The amortized cost, gross unrealized gains and losses and estimated fair value of MBS available-for-sale at December 31, 2010 were as follows:

	MBS Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Federal Home Loan Mortgage Corporation ("FHLMC") pass-through certificates	$77,020	$4,048	-	$81,068
FNMA pass-through certificates	22,994	1,164	-	24,158
Government National Mortgage Association ("GNMA") pass-through certificates	833	24	-	857
Collateralized mortgage obligations ("CMOs") issued by agencies	32,953	1,012	-	33,965
Private label MBS and CMOs	4,485	50	(65)	4,470
	$138,285	$6,298	$(65)	$144,518

At December 31, 2010, MBS available-for-sale possessed a weighted average contractual maturity of 16.9 years and a weighted average estimated duration of 2.1 years.  During the year ended December 31, 2010, there were no sales of MBS available-for-sale.

The following summarizes the gross unrealized losses and fair value of MBS available-for-sale at December 31, 2010, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Private label pass-through certificate	-	-	$2,298	$65	$2,298	$65
	$-	$-	$2,298	$65	$2,298	$65

At December 31, 2010, the Company owned one private label pass-through MBS that possessed unrealized losses for 12 or more consecutive months, with an amortized cost of $2,363 and an unrealized loss of $65. The Company's investment is in the most senior tranche (or repayment pool) of this security.  Despite a challenging real estate marketplace, the private label pass-through MBS made contractual principal and interest payments that reduced its principal balance by approximately 28% during the twelve months ended December 31, 2010.  At December 31, 2010, the Company performed an analysis of likely potential defaults of the real estate loans underlying this security in the current economic environment, and determined that this security could reasonably be expected to continue making all contractual payments.  The Company has no intent to sell this security and it is not likely that the Company will be required to sell this security before the recovery of its remaining amortized cost.

The amortized cost, gross unrealized gains and losses and estimated fair value of MBS available-for-sale at December 31, 2009 were as follows:

	MBS Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
FHLMC pass-through certificates	$112,033	$5,000	-	$117,033
FNMA pass-through certificates	40,105	1,510	-	41,615
GNMA pass-through certificates	917	24	-	941
CMOs issued by agencies	57,418	1,652	-	59,070
Private label MBS and CMOs	6,603	-	(489)	6,114
	$217,076	$8,186	$(489)	$224,773

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

At December 31, 2009, the Company owned one private label pass-through MBS that possessed unrealized losses for 12 or more consecutive months, with an amortized cost of $3,267 and an unrealized loss of $483. The Company's investment was in the most senior tranche (or repayment pool) of this security at December 31, 2009.  Despite a challenging real estate marketplace, the private label pass-through MBS had, as of December 31, 2009, made all contractual principal and interest payments, and the contractual payments received by the Company reduced the principal balance of this investment by approximately 27% during the year ended December 31, 2009.  As of December 31, 2009, the Company performed an analysis of likely potential defaults of the real estate loans underlying this security in the then current economic environment, and determined that this security could reasonably be expected to continue making all contractual payments.  At December 31, 2009, the Company had no intent to sell this security before the recovery of its remaining amortized cost, and thus retained it in its investment portfolio throughout the year ended December 31, 2010.

5.   LOANS

The Bank's real estate loans (including loans held for sale) were composed of the following:

	December 31, 2010	December 31, 2009
One- to four-family	$107,418	$120,675
Multifamily residential	2,497,727	2,377,278
Commercial real estate	832,780	834,724
Construction and land acquisition	15,238	44,544
Cooperative apartment unit loans	9,468	10,800
	3,462,631	3,388,021
Net unearned costs	5,013	4,017
	$3,467,644	$3,392,038

The Bank originates both adjustable and fixed interest rate real estate loans (excluding loans held for sale).  At December 31, 2010, the approximate composition of these loans was as follows:

Fixed Rate		Adjustable Rate
Period to Maturity	Book Value	Earlier of Period to Maturity or Next Repricing	Book Value
1 year or less	$20,490	1 year or less	$472,724
> 1 year-3 years	160,198	> 1 year-3 years	1,117,048
> 3 years-5 years	141,626	> 3 years-5 years	981,825
> 5 years-10 years	213,718	> 5 years-10 years	285,663
> 10 years	68,483	> 10 years	856
	$604,515		$2,858,116

The adjustable-rate loans are generally indexed to the FHLBNY five-year borrowing rate.  The contractual terms of adjustable rate multifamily residential and commercial real estate loans provide that their interest rate, upon repricing, cannot fall below their rate at the time of origination.  The Bank's one- to four-family residential adjustable-rate loans are subject to periodic and lifetime caps and floors on interest rate changes that typically range between 200 and 650 basis points.

A concentration of credit risk existed within the Bank's loan portfolio at December 31, 2010, as the majority of real estate loans on that date were collateralized by properties located in the New York City metropolitan area.

At December 31, 2010, the Bank had $374,652 of loans in its portfolio that featured interest only payments.  These loans subject the Bank to additional risk since their principal balance will not be reduced significantly prior to contractual maturity.  In addition at December 31, 2010, the Bank serviced $26,432 of interest only loans sold to FNMA.  The Bank’s entire $16,789 FNMA loss exposure applied to these interest only loans (See subsequent discussion in this Note and Note 6 for a discussion of the Bank’s FNMA loss exposure).

The Bank's other loans were composed of the following:

	December 31, 2010	December 31, 2009
Passbook loans (secured by savings and time deposits)	$530	$830
Consumer installment and other loans	2,010	2,391
	$2,540	$3,221

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis includes all non-homogeneous loans, such as multifamily residential and mixed use residential, mixed use commercial and commercial real estate loans and construction loans, as well as one-to four family residential and cooperative apartment loans with balances greater than $730.  This analysis is performed on a quarterly basis.  The Company uses the following definitions for risk ratings:

Special Mention.  Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

Substandard.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

All loans not classified as Special Mention, Substandard or Doubtful were deemed pass loans at December 31, 2010 and 2009.

The Bank had no loans classified as Doubtful at December 31, 2010 and 2009.

The following is a summary of the credit risk profile of the real estate loans (including loans held for sale) by internally assigned grade as of the date indicated:

	Balance at December 31, 2010
Grade	One- to Four-Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total
Pass	$70,831	$2,483,695	$357,463	$426,518	$9,465	$3,347,972
Special Mention	127	10,367	5,989	23,150	5,773	45,406
Substandard	257	11,216	1,613	18,435	-	31,521
Total real estate loans individually assigned a credit grade	$71,215	$2,505,278	$365,065	$468,103	$15,238	$3,424,899
Real estate loans not individually assigned a credit grade (1)	$46,053	-	-	-	-	$46,053
(1) Amount comprised of one- to four-family residential and cooperative unit loans with balances of $730 or less.  The credit quality of these loans was instead evaluated based upon payment activity.

For consumer loans, the Company also evaluates credit quality based on payment activity.  Consumer loans that are 90 days or more past due are placed on non-accrual status, while all remaining consumer loans are classified and evaluated as performing.

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

Grade	Balance at December 31, 2010	Balance at December 31, 2009
Performing	$2,523	$3,214
Non-accrual	17	7
Total	$2,540	$3,221

The following is an age analysis of past due loans (including loans held for sale) as of the dates indicated:

At December 31, 2010
	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Still Accruing Interest
Real Estate:
One- to four-family residential and cooperative unit	$130	$141	$223	$494	$116,774	$117,268	-
Multifamily residential and residential mixed use	4,435	2,631	11,058	18,124	2,487,054(a)	2,505,278	$3,510
Mixed use commercial real estate	190	3,051	1,217	4,458	360,607	365,065	-
Commercial real estate	3,059	7,592	11,494	22,145	446,058	468,103	331
Construction	-	-	4,500	4,500	10,738	15,238	4,500
Total real estate (including loans held for sale)	$7,814	$13,415	$28,492	$49,721	$3,421,231	$3,470,952	$8,341
Consumer	$6	$1	$17	$24	$2,516	$2,540	-
(a) Includes FHA/VA insured loans totaling $285.

Loans on which the accrual of interest was discontinued were $20,168 and $11,294 at December 31, 2010 and 2009, respectively.

The following table summarizes loans on non-accrual status for the periods indicated:

	At December 31,
	2010	2009
Real Estate Loans:
One- to four-family residential and cooperative unit	$223	$397
Multifamily residential and residential mixed use	7,548	7,820
Mixed use commercial real estate	1,217	672
Commercial real estate	11,163	2,398
Construction	-	-
Total real estate loans (including loans held for sale)	20,151	11,287
Consumer loans	17	7
Total non-accrual	$20,168	$11,294
Accruing Loans 90 Days or More Past Due:

Loans 90 days or more past due and still accruing interest totaled $8,341 at December 31, 2010, and were comprised of: (i)  $3,841 of well secured multifamily real estate loans that had not made their contractual balloon principal payment on that date but are expected to be either satisfied or formally modified during 2011; and (ii) two construction loans totaling $4,500 that had past their contractual maturity date and are expected to either be satisfied or converted to permanent real estate loans during 2011.

Troubled Debt Restructured Loans:

At December 31, 2010, the Bank had nineteen loans totaling $22,558 whose terms were modified in a manner that met the criteria for a TDR.  Seven of these loans, with an aggregate outstanding principal balance of $10,136, were on non-accrual status as of December 31, 2010, while the remaining twelve loans, with an outstanding principal balance of $12,422, were accruing TDRs at December 31, 2010.  Eight of these loans were commercial real estate loans, six were multifamily residential real estate loans and the remaining were mixed use real estate loans.  At December 31, 2009, the Bank had three loans totaling $5,317 outstanding whose terms were modified in a manner that met the criteria for a TDR.  One of these three loans, with an outstanding principal balance of $1,040, was classified as an accruing TDR at December 31, 2009, while the remaining two loans remained on non-accrual status.  Two of these three loans were commercial real estate loans, while the remaining loan was a multifamily residential real estate loan.

The Company does not restructure troubled consumer loans, thus all TDRs have been made on real estate loans.  The following table summarizes the concessions made on the outstanding TDRs as of December 31, 2010 and 2009:

	At or for the Year Ended December 31, 2010		At or for the Year Ended December 31, 2009
Concession Granted	No. of Loans	Balance	No. of Loans	Balance
Number of loans modified during the year in a manner that met the definition of a TDR	18	$24,928	2	$4,277
Modifications granted:
Reduction of outstanding principal due	-	-	1	2,550
Deferral of principal amounts due	17	16,342	2	4,277
Temporary reduction in interest rate	6	10,517	2	4,277
Below market interest rate granted	-	-	-	-
Outstanding principal balance immediately before and after modification	18	24,928	2	4,277
Aggregate principal charge-off recognized on TDRs outstanding at period end	9	2,204	-	-
Outstanding principal balance at period end	19	22,558	3	5,317
TDRs that re-defaulted subsequent to being modified (at period end):	7	10,136	2	4,277
TDRs on accrual status at period end	12	12,422	1	1,040
TDRs on non-accrual status at period end	7	10,136	2	4,277

Impaired Loans:

At December 31, 2010, the Bank had sixty-four loans totaling $44,097 deemed impaired, compared to nineteen loans totaling $15,049 as of December 31, 2009.  The average balance of impaired loans was approximately $31,860 during the year ended December 31, 2010 and $15,748 during the year ended December 31, 2009.  During the year ended December 31, 2010, write-downs of principal totaling $8,896 were recognized on impaired loans.  During the year ended December 31, 2009, write-downs of principal totaling $8,051 were recognized on impaired loans.  During the year ended December 31, 2008, write-downs of principal totaling $586 were recognized on impaired loans.  At December 31, 2009 reserves allocated within the allowance for loan losses for impaired loans totaled $1,943 and  all impaired loans had an allocated reserve at December 31, 2009.  During the year ended December 31, 2010, all calculated reserves on impaired loans were charged off immediately.  As a result, there was no allocated reserve within the allowance for loan losses for impaired loans at December 31, 2010.  Net principal received on impaired loans was $27,118 during the year ended December 31, 2010.  Net principal received on impaired loans was negligible during the year ended December 31, 2009.  Net principal received on impaired loans totaled $293 and net interest received on impaired loans totaled $63 during the year ended December 31, 2008.

At December 31, 2010 and 2009, approximately $340 and $851, respectively, of one- to four-family residential and cooperative apartment loans with a balance of $730 or less and consumer loans were on nonaccrual status. These loans are considered as a homogeneous loan pool.  At December 31, 2010 and 2009, loans totaling $24,269 and $3,566, respectively, while on accrual status, were deemed impaired.  The great majority of these loans  were either accruing TDRs or loans past due 90 days or more but still accruing at December 31, 2010.

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

At December 31, 2010, within the pool of multifamily loans sold to FNMA, the Bank had no loans for which it had not received a payment from the borrower in excess of 89 days, but had $3,669 of loans delinquent between 30 and 89 days.  At December 31, 2009, within the pool of multifamily loans sold to FNMA, the Bank had not received a payment from the borrower in excess of 89 days on loans totaling $14,223 and had identified an additional $3,579 of loans delinquent between 30 and 89 days.

6.   ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR FIRST LOSS POSITION ON MULTIFAMILY LOANS SOLD TO FNMA

As discussed in Note 1, the allowance for loan losses may consist of specific and general components.  Specific components were discussed in Note 1.  Regarding the general component, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses: 1) real estate loans; and 2) consumer loans.  Consumer loans represent a nominal portion of the Company’s loan portfolio.

The Bank’s periodic evaluation of its allowance for loan losses has traditionally been comprised of three primary components.  The first two components relate to problem loans and are divided between loans deemed impaired (classified loans) and loans designated as special mention.   The final component relates to non-problem or performing loans.

Impaired Loan Component

The component of the allowance associated with impaired loans is determined individually for each impaired loan.  To the extent that the individual loan analysis determines an impaired balance, the Bank may either allocate a reserve within the allowance for loan losses or charge off the amount of principal deemed impaired.  Based upon this methodology, increases or decreases in either the amount of impaired loans, or the magnitude of impairment of such loans will impact the allocated portion of the allowance for loan losses associated with such loans.  In addition, the election to recognize the impairment as either an allocated reserve or a charge-off of principal deemed loss would further impact this allocated balance.  As a result, the allowance for loan losses associated with impaired loans is subject to volatility.

At December 31, 2009, an allocated reserve of $1.9 million, or 0.06% of total loans, was recognized for impaired loans.  During the year ended December 31, 2010, management elected to charge off allocated reserve balances associated with impaired loans, thus carrying no allocated reserve on these loans at December 31, 2010.

The Bank's policy is to charge-off immediately the expected amount of loss on loans classified as Loss and reduce both the loan balance and the allowance for loan losses by this amount.  Charge-offs of principal balances (full or partial) that were classified as Loss totaled $8.9 million and $5.4 million during the years ended December 31, 2010 and 2009, respectively.  In addition, charge-offs of $5.0 million and $3.6 million were recognized during the years ended December 31, 2010 and 2009, respectively, on criticized loans that were disposed of during the respective periods.

Special Mention Component

In order to determine an expected loss percentage, the Bank calculated a 12-month loss history analysis on the December 31, 2009 pool of special mention loans from January 1, 2010 through December 31, 2010.  The loss percentage resulting from this analysis was applied uniformly to the aggregate pool of special mention loans at December 31, 2010.  Based upon this methodology, increases or decreases in either the amount of special mention loans, or the magnitude of charge-offs recognized within the past 12 months, will impact the allocated portion of the allowance for loan losses associated with such loans.  As a result, the allowance for loan losses associated with special mention loans is also subject to great volatility.

At December 31, 2009, the component of the allowance for loan losses associated with special mention loans was determined based upon an expectation of default, and expected loss experience associated with loans that were deemed likely to default.  Each individual special mention loan was reviewed separately for purposes of this analysis, with loss percentages ranging between 2.5% and 7.5% applied to such loans based upon their underlying payment status and/or condition of the underlying real estate collateral.

The portion of the allowance for loan losses attributable to Special Mention loans declined from $2.4 million at December 31, 2009 to $1.9 million at December 31, 2010, primarily reflecting an $11.2 million decline in Special Mention loans from December 31, 2009 to December 31, 2010.

Performing Loan Component

The following elements were considered and provided weighting in determining the allowance for loan losses associated with performing loans:

i.	Charge-off experience
ii.	Economic conditions
iii.	Underwriting standards or experience
iv.	Loan concentrations
v.	The period of time the loan has been held and performing

The following is a brief synopsis of the manner in which each element is considered.

(i)  Charge off experience – Loans within the performing loan portfolio are segmented by significant common characteristics, against which historical loss rates are applied.  This year, the Bank updated the historical period used in its methodology.  Previously, the 1992 to 1996 experience factors were used, since that period represented the most recent complete loss cycle experienced by the Bank for its geography and type of collateral.  During the final quarter of 2010, the Bank updated its experience factors to include only the period 2008 to 2010; for although the current credit cycle may not have completely run its course, there was sufficient data to make the experience factors from this period relevant and meaningful.

(ii) Economic conditions - At December 31, 2010, the Bank assigned an expected loss rate to its entire performing mortgage loan portfolio based, in part, upon a review of economic conditions affecting the local real estate market. Specifically, the Bank considered both the level and recent trends in: 1) the local unemployment rate, 2) real estate vacancy rates, 3) real estate sales and pricing, and 4) delinquencies in the Bank’s loan portfolio.  At December 31, 2009, the Bank considered the same set of variables in its analysis of expected economic loss from the performing mortgage loan portfolio but, due to the relatively higher level of uncertainty surrounding the local real estate market that existed at that time, the Bank arrived at a higher expected loss rate for the performing loan group as compared to December 31, 2010.

(iii) Underwriting standards or experience – Underwriting standards are reviewed to ensure that changes in the Bank's lending policies and practices are adequately evaluated for risk and reflected in its analysis of potential credit losses.  Different loss expectations are incorporated into the methodology.  Based upon the Bank’s mitigation only of certain underwriting practices during the years ended December 31, 2010 and 2009, this component did not impact the methodology at either December 31, 2010 or 2009.

(iv) Concentrations of credit – The Bank regularly reviews its loan concentrations (both borrower and location) in order to ensure that heightened risk has not evolved that has not been captured through other factors.  The risk component of loan concentrations is regularly evaluated for adequacy.

(v) The period of time loans have been held and performing (Loan Seasoning) – Generally, it is assumed that loans performing for a period of at least three years are deemed likely to result in diminishing principal losses with the passage of time.  As a result, a lower expected loss percentage should be applied to these loans.  This element was given considerable weight in the evaluation of the allowance for loan losses at December 31, 2009, however, received significantly less consideration in the December 31, 2010 evaluation.  The decrease in consideration during 2010 resulted from an analysis of the loss experience recognized during the 2008 to 2010 recessionary period (to which the Company migrated during 2010), which concluded that, contrary to this common assumption, the age or seasoning of the loan did not inversely correlate to the Bank's loss experience.

As for the evaluation of the allowance for loan losses on consumer loans, loss percentages are applied to consumer loans based upon either their delinquency status or loan type.  These loss percentages are derived from a combination of the Company’s historical loss experience and/or nationally published loss data on these loans.  Consumer loans in excess of 120 days delinquent are typically fully charged off.

Changes in the aggregate allowance for loan losses for loans owned by the Bank were as follows:

	Year Ended December 31,
	2010	2009	2008
Balance at beginning of period	$21,505	$17,454	$15,387
Provision for loan losses	11,210	13,152	2,006
Loans charged off	(13,885)	(9,012)	(612)
Recoveries	64	19	29
Transfer from (to) reserves on loan commitments	272	(108)	644
Balance at end of period	$19,166	$21,505	$17,454

The following table presents data regarding the allowance for loan losses and loans evaluated for impairment by class of loan within the real estate loan segment as well as for the aggregate consumer loan segment:

At or for the Year Ended December 31, 2010
	Real Estate Loans						Consumer Loans
	One- to Four Family Residentail and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$1,047	$13,547	$1,833	$3,918	$1,130	$21,475	$30
Charge-offs	(266)	(10,062)	(469)	(1,964)	(1,111)	(13,872)	(13)
Recoveries	-	55	-	9	-	64	-
Transfer from (to) reserve for commitments	-	188	65	(17)	36	272	-
Provision (reduction)	(372)	10,498	(98)	875	290	11,193	17
Ending balance	$409	$14,226	$1,331	$2,821	$345	$19,132	$34

Ending balance – loans individually evaluated for impairment	-	$16,368	$2,387	$20,842	$4,500	$44,097	-
Ending balance – loans collectively evaluated for impairment	$117,268	2,483,897	362,678	447,261	10,738	3,421,842	$2,540

Due to their small individual balances, the Bank does not evaluate individual consumer loans for impairment.  The following table summarizes impaired real estate loans for the periods indicated:

Period	Unpaid Principal Balance at Period End	Recorded investment at Period End	Reserve Balance Allocated within the Allowance for Loan Losses at Period End	Average Balance	Interest Income Recognized
At or for the Year Ended December 31, 2010
With no allocated reserve	$50,119	$44,097	-	$8,945	$2,628
With an allocated reserve	-	-	-	22,915	-
Total	$ 50,119	$44,097	-	$31,860	$2,628
At or for the Year Ended December 31, 2009
With no allocated reserve	$718	$500	-	$710	-
With an allocated reserve	20,797	14,549	$1,943	15,038	$269
Total	$21,515	$15,049	$1,943	$15,748	$269

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

	At or for the Year Ended December 31,
	2010	2009	2008
Outstanding balance of multifamily loans serviced for FNMA at period end	$371,887	$437,805	$519,831
Total first loss position at end of period	16,789	20,246	21,865
Reserve Liability on the First Loss Position
Balance at beginning of period	$4,373	$5,573	$2,436
Additions for loans sold to FNMA during the period 1	-	15	101
Transfer to reduction of Bank loan balance for serviced loans re-acquired by the Bank	(1,123)	(3,545)	-
Provision for losses on problem loans1	-	3,303	3,946
Charge-offs	(257)	(973)	(910)
Balance at period end	$2,993	$4,373	$5,573
1 Amount recognized as a portion of mortgage banking income during the period.

During the years ended December 31, 2010 and 2009, the Bank received approval from FNMA to reduce the total first loss position by $3,457 and $1,619, respectively for losses incurred.

7.   MORTGAGE SERVICING ACTIVITIES

At December 31, 2010, 2009 and 2008, the Bank was servicing loans for others having principal balances outstanding of approximately $596,310, $670,109, and $659,381, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, paying taxes and insurance, and processing foreclosure.  In connection with loans serviced for others, the Bank held borrowers' escrow balances of approximately $6,856 and $6,885 at December 31, 2010 and 2009, respectively.

There are no restrictions on the Company's consolidated assets or liabilities related to loans sold with servicing rights retained.  Upon sale of these loans, the Company recorded MSR, and has elected to account for the MSR under the "amortization method" prescribed under GAAP.  Activity related to MSR is as follows:

	At or for the Year Ended December 31,
	2010	2009	2008
MSR Activity
Balance at beginning of period	$2,765	$2,778	$2,496
Additions for loans sold during the period	284	758	974
Reversal (Establishment) of valuation reserve	-	60	(60)
Amortization	(778)	(831)	(632)
Balance at period end	$2,271	$2,765	$2,778

Key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 and 20 percent adverse changes in those assumptions used to value the MSR were as follows:

	At December 31, 2010	At December 31, 2009	At December 31, 2008
Net carrying value of the servicing asset	$2,271	$2,765	$2,778
Fair value of the servicing asset	2,840	3,273	2,841
Weighted average life (in years)	6.00	5.92	6.29
Prepayment speed assumptions (annual rate)	150 PSA	150 PSA	150 PSA
Impact on fair value of 10% adverse change	$(43)	$(77)	$(45)
Impact on fair value of 20% adverse change	$(86)	$(133)	$(90)
Expected credit losses (annual rate)	$13	$13	$13
Impact on fair value of 10% adverse change	$-	$(19)	$(9)
Impact on fair value of 20% adverse change	$-	$(38)	$(18)
Residual cash flows discount rate (annual rate)	13.75%	13.75%	13.75%
Impact on fair value of 10% adverse change	$(54)	$(74)	$(60)
Impact on fair value of 20% adverse change	$(106)	$(143)	$(117)
Average Interest rate on adjustable rate loans	5.81%	5.78%	5.74%
Impact on fair value of 10% adverse change	-	-	-
Impact on fair value of 20% adverse change	-	-	-

Net mortgage banking income presented in the consolidated statements of operations was comprised of the following items:

	Year Ended December 31,
	2010	2009	2008
Gain on the sale of loans originated for sale	$439	$691	$1,012
Provision to increase the liability for loans sold with recourse	-	(3,303)	(3,946)
Mortgage banking fees	630	778	804
Reversal (Establishment) of valuation reserve on MSR	-	60	(60)
Net mortgage banking (loss) income	$1,069	$(1,774)	$(2,190)

8.   PREMISES AND FIXED ASSETS, NET

The following is a summary of premises and fixed assets, net:

	December 31, 2010	December 31, 2009
Land	$7,237	$7,237
Buildings	26,780	26,359
Leasehold improvements	8,654	7,336
Furniture, fixtures and equipment	19,575	17,407
	62,246	58,339
Less: accumulated depreciation and amortization	(30,633)	(28,498)
	$31,613	$29,841

Depreciation and amortization expense amounted to approximately $2,138, $2,032 and $1,808 during the years ended December 31, 2010, 2009 and 2008, respectively.

9.   FHLBNY CAPITAL STOCK

The Bank is a Savings Bank Member of the FHLBNY.  Membership requires the purchase of shares of FHLBNY capital stock at $100 per share. The Bank owned 517,175 shares and 540,832 shares at December 31, 2010 and 2009, respectively. The Bank recorded dividends on the FHLBNY capital stock of $2,736, $2,556 and $2,647 during the years ended December 31, 2010, 2009 and 2008, respectively.

10.   DUE TO DEPOSITORS

Deposits are summarized as follows:

	At December 31, 2010		At December 31, 2009
	Effective Cost	Liability	Effective Cost	Liability
Savings accounts	0.26%	$329,182	0.27%	$302,340
Certificates of deposit	2.04	1,059,652	2.25	985,053
Money market accounts	0.71	727,939	0.94	708,578
Interest bearing checking accounts	0.51	108,078	0.67	114,416
Non-interest bearing checking accounts	-	125,730	-	106,449
	1.20%	$2,350,581	1.37%	$2,216,836

The distribution of certificates of deposit by remaining maturity was as follows:

	At December 31, 2010	At December 31, 2009
Maturity in one year or less	$666,879	$628,780
Over one year through three years	228,335	222,916
Over three years to five years	155,292	133,357
Over five years	9,146	-
Total certificates of deposit	$1,059,652	$985,053

The aggregate amount of certificates of deposit with a minimum denomination of one-hundred thousand dollars was approximately $401,431 and $356,907 at December 31, 2010 and 2009, respectively.

11.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Presented below is information concerning securities sold under agreements to repurchase:

	At or for the Year Ended December 31,
	2010	2009	2008
Balance outstanding at end of period	$195,000	$230,000	$230,000
Average interest cost at end of period	4.33%	4.32%	4.32%
Average balance outstanding during the period	$203,055	$230,000	$227,828
Average interest cost during the period	4.33%	4.32%	3.80%
Estimated fair value of underlying collateral	$214,539	$248,694	$251,744
Maximum balance outstanding at month end during the year	$230,000	$230,000	$265,000

12.   FHLBNY ADVANCES

The Bank had borrowings (''Advances'') from the FHLBNY totaling $990,525 and $1,009,675 at December 31, 2010 and 2009, respectively, all of which were fixed rate. The average interest cost of FHLBNY Advances was 3.51%, 3.89%, and 4.02% during the years ended December 31, 2010, 2009 and 2008, respectively.  The average interest rate on outstanding FHLBNY Advances was 3.26% and 3.53% at December 31, 2010 and 2009, respectively.  At December 31, 2010, in accordance with its Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank maintained $1,409,915 in qualifying collateral, as defined by the FHLBNY, with the FHLBNY (principally real estate loans), to secure such Advances.  Certain of the FHLBNY Advances outstanding at December 31, 2010 contained call features that may be exercised by the FHLBNY.

The following table presents a summary of future maturities of FHLBNY Advances outstanding at December 31, 2010:

Year Ending December 31,	Maturing Balance	Average Interest Rate
2011	$105,750	3.68%
2012	187,275	3.83
2013	201,000	3.01
2014	121,500	2.76
2015	195,000	2.50
2016 and beyond	180,000	3.87
TOTAL	$990,525	3.26%

13.   SUBORDINATED NOTES PAYABLE AND TRUST PREFERRED SECURITIES PAYABLE

On April 12, 2000, the Holding Company issued subordinated notes in the aggregate amount of $25,000. The notes had a 9.25% fixed rate of interest and matured on May 1, 2010.  The notes were satisfied on May 1, 2010.  Interest expense recorded on the notes, inclusive of amortization of related issuance costs, was $799 during the year ended December 31, 2010 and $2,396 during each of the years ended December 31, 2009 and 2008.

On March 19, 2004, the Holding Company completed an offering of an aggregate amount of $72,165 of trust preferred securities through Dime Community Capital Trust I, an unconsolidated special purpose entity formed for the purpose of the offering.  Of the total amount offered, the Holding Company retained ownership of $2,165 of the securities.  The trust preferred securities bear a fixed interest rate of 7.0%, mature on April 14, 2034, and are callable without penalty at any time on or after April 15, 2009.  The Holding Company currently does not intend to call this debt.  During the year ended December 31, 2009, the Company re-acquired $1,485 of the outstanding trust preferred securities at a discount, recognizing a gain of $505 on the transaction.  As a result, the outstanding balance of the trust preferred securities was $70,680 at both December 31, 2010 and 2009.

Interest expense recorded on the trust preferred securities totaled $5,008 during the year ended December 31, 2010 and $5,129 during each of the years ended December 31, 2009 and 2008.  Of the total interest payments, $152 was paid to the Holding Company in each of the years ended December 31, 2010, 2009 and 2008 related to its $2,165 investment in the securities, and was recorded in other non-interest income.

14.   INCOME TAXES

The Company's consolidated Federal, State and City income tax provisions were comprised of the following:

	Year Ended December 31, 2010			Year Ended December 31, 2009			Year Ended December 31, 2008
	Federal	State and City	Total	Federal	State and City	Total	Federal	State and City	Total
Current	$22,129	$7,469	$29,598	$18,384	$4,368	$22,752	$15,906	$1,307	$17,213
Deferred	(522)	(215)	(737)	(5,786)	(2,879)	(8,665)	(1,936)	(1,118)	(3,054)
	$21,607	$7,254	$28,861	$12,598	$1,489	$14,087	$13,970	$189	$14,159

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

The provision for income taxes differed from that computed at the Federal statutory rate as follows:

	Year Ended December 31,
	2010	2009	2008
Tax at Federal statutory rate	$24,587	$14,096	$14,765
State and local taxes, net of Federal income tax benefit	4,549	1,300	1,058
Benefit plan differences	(286)	(314)	48
Adjustments for prior period tax returns	-	(4)	(317)
Investment in BOLI	(679)	(708)	(700)
Adjustment for unrecognized tax benefits	79	48	(581)
Other, net	611	(331)	(114)
	$28,861	$14,087	$14,159
Effective tax rate	41.08%	34.98%	33.56%

Deferred tax assets and liabilities are recorded for temporary differences between the book and tax bases of assets and liabilities.  The components of Federal and State and City deferred income tax assets and liabilities were as follows:

	At December 31,
Deferred tax assets:	2010	2009
Excess book bad debt over tax bad debt reserve	$9,791	$11,374
Employee benefit plans	13,553	11,758
Credit component of OTTI	4,294	3,989
Other	923	727
Total deferred tax assets	28,561	27,848
Deferred tax liabilities:
Tax effect of other components of income on investment securities and MBS	1,279	1,051
Difference in book and tax carrying value of fixed assets	465	476
Tax effect of purchase accounting fair value adjustments	166	170
Other	88	80
Total deferred tax liabilities	1,998	1,777
Net deferred tax asset (recorded in other assets)	$26,563	$26,071

No valuation allowances were recognized on deferred tax assets during the years ended December 31, 2010 and 2009, since, at each period end, it was more likely than not that the deferred tax assets would be fully realized.

The Company is subject to regular examination by various tax authorities in jurisdictions in which the Company conducts significant business operations.  The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from ongoing assessments.

Under current accounting rules, all tax positions adopted are subjected to two levels of evaluation.  Initially, a determination is made as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold.  This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  Effective January 1, 2007, the Company adopted the provisions of ASC 740-10-05-6, resulting in an increase of $1,703 in the liability for unrecognized tax benefits, which was accounted for as a reduction of the Company's consolidated January 1, 2007 retained earnings.

The following table reconciles the Company's gross unrecognized tax benefits:

	Year Ended December 31,
	2010	2009	2008
Gross unrecognized tax benefits at the beginning of the period	$1,408	$1,408	$2,274
Lapse of statue of limitations	-	-	-
Gross increases – current period tax positions	-	-	-
Gross decreases – prior period tax positions	-	-	(866)
Gross unrecognized tax benefits at the end of the period	$1,408	$1,408	$1,408

If recognized, the net unrecognized tax benefits as of December 31, 2010 would have reduced the Company's consolidated income tax expense by $915 (excluding interest of $440), all of which would have favorably impacted the Company's consolidated effective tax rate.

Interest associated with unrecognized tax benefits approximated $677 and $555 at December 31, 2010 and 2009, respectively.  The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense.  Related to the unrecognized tax benefits noted above, the Company reversed interest of $29 during 2008 and in total, as of December 31, 2010, had an unrecognized tax liability for interest of $440, and no unrecognized tax liability for penalties.  The Company is currently under audit by taxing jurisdictions.  As a result of these examinations, the entire amount of the unrecognized tax benefits (including interest) could be impacted within the next twelve months.

All entities for which unrecognized tax benefits existed as of December 31, 2010 currently possess a December 31st tax year.  These entities changed their tax year end from June 30th to December 31st effective December 31, 2007.  As of December 31, 2010, the tax year ended June 30, 2007, the tax period July 1, 2007 through December 31, 2007, and the tax years ended December 31, 2008, 2009 and 2010 remained subject to examination by all of the Company's relevant tax jurisdictions.  As indicated above, the Company is currently under audit by taxing jurisdictions.

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

The net periodic (credit)cost for the Employee Retirement Plan included the following components:

	Year Ended December 31,
	2010	2009	2008
Interest cost	$1,072	$1,040	$1,117
Expected return on plan assets	(1,386)	(1,187)	(1,942)
Actuarial adjustment	156	-	-
Net amortization and deferral	1,005	1,162	268
Net periodic (credit) cost	$847	$1,015	$(557)

The funded status of the Employee Retirement Plan was as follows:

	At December 31,
	2010	2009
Accumulated benefit obligation at end of period	$19,870	$17,732
Reconciliation of Projected benefit obligation:
Projected benefit obligation at beginning of period	$17,732	$17,660
Actuarial adjustment	767	-
Interest cost	1,072	1,040
Actuarial loss	1,520	117
Benefit payments	(1,073)	(1,073)
Settlements	(148)	(12)
Projected benefit obligation at end of period	19,870	17,732
Plan assets at fair value (investments in trust funds managed by trustee)
Balance at beginning of period	15,431	14,155
Return on plan assets	1,775	2,349
Contributions	2,104	-
Benefit payments	(1,073)	(1,073)
Settlements	(148)	-
Balance at end of period	18,089	15,431

Funded status:
Deficiency of plan assets over projected benefit obligation	(1,781)	(2,301)
Unrecognized loss from experience different from that assumed	N/A	N/A
Accrued retirement expense included in other liabilities	$(1,781)	$(2,301)

The change in accumulated other comprehensive income (loss) that resulted from the Employee Retirement Plan is summarized as follows:

	At December 31,
	2010	2009
Balance at beginning of period	$(10,577)	$(12,796)
Adjustment for change in actuarial calculation	(623)	-
Amortization of loss	1,005	1,162
(Loss) Gain recognized during the year	(1,120)	1,057
Balance at the end of the period	$(11,315)	$(10,577)

At December 31, 2010, an unfunded pension liability of $6,206 was recognized as a component of accumulated other comprehensive loss related to the $11,315 pre-tax actuarial loss component of the unfunded pension obligation on the Employee Retirement Plan.

For the years ended December 31, 2010 and 2009, the Bank used December 31st as its measurement date for the Employee Retirement Plan.  The Bank contributed $2,104 to the Employee Retirement Plan during the year ended December 31, 2010.  The Bank does not expect to make a contribution to the Employee Retirement Plan during the year ending December 31, 2011.  During the year ending December 31, 2011, $1,004 in actuarial losses are anticipated to be recognized as a component of net periodic cost.

Major assumptions utilized to determine the net periodic cost (credit) or the benefit obligations were as follows:

	At or for the Year Ended December 31,
	2010	2009
Discount rate used for net periodic cost (credit)	6.00%	6.09%
Discount rate used to determine benefit obligation at period end	5.26	6.00
Expected long-term return on plan assets	8.75	8.75

Employee Retirement Plan assets are invested in five common collective investment funds, four of which are equity-based, and one of which is fixed-income based.  These common collective investment funds are privately offered, and the Employee Retirement Plan's investment in these common collective investment funds is therefore valued by the fund managers of each respective fund based on the Employee Retirement Plan’s proportionate share of units of beneficial interest in the respective funds.  All of the common collective investment funds are audited, and the overwhelming majority of assets held in these funds (which derive the unit value of the common collective investment funds) are actively traded in established marketplaces.  The Employee Retirement Plan also owned an investment in two registered mutual funds at December 31, 2010.  These mutual funds are actively traded on national securities exchanges and are valued at their quoted market prices.

The following table sets forth by level within the fair value hierarchy a summary of the Employee Retirement Plan’s investments measured at fair value on a recurring basis at December 31, 2010.

	Fair Value Measurements Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Mutual Funds (all registered and publicly traded) :
Domestic Large Cap	$1,633	-	-	$1,633
Domestic Small Cap	2,169	-	-	2,169
Common collective investment funds
Domestic Large Cap	-	5,471	-	5,471
International Equity	-	2,486	-	2,486
Fixed Income	-	6,330	-	6,330
Total Plan Assets				$18,089

The long-term investment objective of the Employee Retirement Plan is to be invested 65% in equity mutual funds and 35% in bond mutual funds.  If the Employee Retirement Plan is underfunded under its guidelines, the bond fund portion will be temporarily increased to 50% in the manner prescribed under its guideline, in order to lessen asset value volatility.  When the Employee Retirement Plan is no longer underfunded, the bond fund portion will be returned to 35%.  Asset rebalancing is performed at least annually, with interim adjustments when the investment mix varies in excess of 10% from the target.

The investment goal is to achieve investment results that will contribute to the proper funding of the Employee Retirement Plan by exceeding the rate of inflation over the long-term.  In addition, investment managers for the trust function managing the assets of the Employee Retirement Plan are expected to provide above average performance when compared to their peer managers.  Performance volatility is also monitored.  Risk and volatility are further managed by the distinct investment objectives of each of the Trust funds and the diversification within each fund.

The weighted average allocation by asset category of the assets of the Employee Retirement Plan were summarized as follows:

	At December 31,
	2010	2009
Asset Category
Equity securities	65%	63%
Debt securities (bond mutual funds)	35	37
Total	100%	100%

The allocation percentages in the above table were consistent with future planned allocation percentages as of December 31, 2010.

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

Benefit payments, which reflect expected future service (as appropriate), are anticipated to be made as follows:

Year Ending December 31,
2011	$1,272
2012	1,295
2013	1,315
2014	1,316
2015	1,338
2016 to 2020	6,564

BMP - The Holding Company and Bank maintain the BMP, which exists in order to compensate executive officers for any curtailments in benefits due to statutory limitations on benefit plans.  As of December 31, 2010 and 2009, the BMP had investments in the Holding Company's common stock of $10,689 and $8,632, respectively.  Benefit accruals under the defined benefit portion of the BMP were suspended on April 1, 2000, when they were suspended under the Employee Retirement Plan.

Director Retirement Plan - Effective July 1, 1996, the Company established the Director Retirement Plan to provide benefits to each eligible outside director commencing upon termination of their Board service or at age 75.  The Director Retirement Plan was frozen on March 31, 2005, and only outside directors serving prior to that date are eligible for benefits.

The combined net periodic cost for the defined benefit portions of the BMP and the Director Retirement Plan included the following components:

	Year Ended December 31,
	2010	2009	2008
Service cost	$-	$-	$-
Interest cost	358	321	315
Actuarial adjustment	198	-	-
Unrecognized gain	46	-	-
Net periodic cost	$602	$321	$315

The combined funded status of the defined benefit portions of the BMP and Director Retirement Plan was as follows:

	At December 31,
	2010	2009
Accumulated benefit obligation at end of period	$7,186	$5,412
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of period	$5,412	$5,174
Adjustment for change in measurement date	-	-
Service cost	-	-
Interest cost	358	321
Benefit payments	(129)	(129)
Actuarial (gain) loss	1,545	46
Projected benefit obligation at end of period	7,186	5,412
Plan assets at fair value:
Balance at beginning of period	-	-
Contributions	129	129
Benefit payments	(129)	(129)
Balance at end of period	-	-
Funded status:
Deficiency of plan assets over projected benefit obligation	(7,186)	(5,412)
Contributions by employer	N/A	N/A
Unrecognized (gain) loss from experience different from that assumed	N/A	N/A
Unrecognized net past service liability	N/A	N/A
Accrued expense included in other liabilities	$(7,186)	$(5,412)

The combined change in accumulated other comprehensive income that resulted from the BMP and Director Retirement Plan is summarized as follows:

	At December 31,
	2010	2009
Balance at beginning of period	$59	$104
Adjustment for change in actuarial calculation	(563)
Amortization of loss	47	-
Loss recognized during the year	(785)	(45)
Balance at the end of the period	$1,242	$59

Major assumptions utilized to determine the net periodic cost and benefit obligation for both the BMP and Director Retirement Plan were as follows:

	At or For the Year Ended December 31,
	2010	2009
Discount rate used for net periodic cost (credit)	6.00%	6.40%
Discount rate used to determine BMP benefit obligation at period end	4.82%	6.00%
Discount rate used to determine Director Retirement Plan benefit obligation at period end	4.92%	6.00%

As of December 31, 2010 and 2009, the Bank used December 31st as its measurement date for both the BMP and Director Retirement Plan.  Both the BMP and Director Retirement Plan are unfunded non-qualified benefit plans that are not anticipated to ever hold assets for investment.  Any contributions made to either the BMP or Director Retirement Plan are expected to be used immediately to pay benefits that come due.

The Bank expects to contribute $390 to the BMP and $135 to the Director Retirement Plan during the year ending December 31, 2011 in order to pay benefits due under the respective plans.  During the year ending December 31, 2011, $242 in actuarial losses related to the BMP are anticipated to be recognized as a component of net periodic cost.

Combined benefit payments under the BMP and Director Retirement Plan, which reflect expected future service (as appropriate), are anticipated to be made as follows:

Year Ending December 31,
2011	$525
2012	596
2013	590
2014	586
2015	579
2016 to 2020	$2,760

There is no defined contribution cost incurred by the Holding Company or Bank under the Director Retirement Plan, and there were no defined contribution costs incurred by the Company related to the BMP during the year ended December 31, 2009.  Defined contribution costs incurred by the Company related to the BMP were $1,539 and $28 for the years ended December 31, 2010 and 2008, respectively.  Of the total defined contribution expense recognized during the year ended December 31, 2010, $977 related to a reinstatement of benefits that had previously been frozen from January 2005 through December 2010.

As a result of modifications made to the BMP early in 2010, the Company reclassified $8,007 from other liabilities to stockholders' equity related to the ESOP benefit component of the BMP during the year ended December 31, 2010.

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

The Postretirement Benefit Plan net periodic cost included the following components:

	Year Ended December 31,
	2010	2009	2008
Service cost	$114	$115	$83
Interest cost	316	302	261
Unrecognized past service liability	-	-	(26)
Amortization of unrealized loss	55	57	16
Net periodic cost	$485	$474	$334

Major assumptions utilized to determine the net periodic cost were as follows:

	At or for the Year Ended December 31,
	2010	2009
Discount rate used for net periodic cost (credit)	6.00%	6.05%
Rate of increase in compensation levels used for net periodic cost (credit)	3.50	3.50
Discount rate used to determine benefit obligation at period end	5.48	6.00
Rate of increase in compensation levels used to determine benefit obligation at period end	3.50	3.50

As of December 31, 2010, an escalation in the assumed medical care cost trend rates by 1% in each year would increase the net periodic cost by approximately $25.  A decline in the assumed medical care cost trend rates by 1% in each year would decrease the net periodic cost by approximately $23.

The funded status of the Postretirement Benefit Plan was as follows:

	At December 31, 2010	At December 31, 2009
Accumulated benefit obligation at end of period	$6,372	$5,347
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of period	$5,347	$5,066
Adjustment for change in measurement date	-	-
Service cost	114	115
Interest cost	316	302
Actuarial loss	733	24
Benefit payments	(138)	(160)
Projected benefit obligation at end of period	6,372	5,347
Plan assets at fair value:
Balance at beginning of period	-	-
Contributions	138	160
Benefit payments	(138)	(160)
Balance at end of period	-	-
Funded status:
(Deficiency) of plan assets over projected benefit obligation	(6,372)	(5,347)
Unrecognized loss from experience different from that assumed	N/A	N/A
Unrecognized net past service liability	N/A	N/A
Accrued expense included in other liabilities	$(6,372)	$(5,347)

The change in accumulated other comprehensive income (loss) that resulted from the Postretirement Benefit Plan is summarized as follows:

	At December 31,
	2010	2009
Balance at beginning of period	$(1,129)	$(1,162)
Amortization of loss	55	57
Loss recognized during the year	(732)	(24)
Balance at the end of the period	$(1,806)	$(1,129)

At December 31, 2010, an unfunded liability of $991 was recognized as a component of accumulated other comprehensive loss related to the pre-tax unfunded benefit obligation of $1,807 on the Postretirement Benefit Plan.  As of December 31, 2010 and 2009, the Bank used December 31st as its measurement date for the Postretirement Benefit Plan.  The assumed medical care cost trend rate used in computing the accumulated Postretirement Benefit Plan obligation was 9.0% in 2010 and was assumed to decrease gradually to 5.00% in 2015 and remain at that level thereafter.  An escalation in the assumed medical care cost trend rates by 1% in each year would increase the accumulated Postretirement Benefit Plan obligation by approximately $298.  A decline in the assumed medical care cost trend rates by 1% in each year would decrease the accumulated Postretirement Benefit Plan obligation by approximately $280.

GAAP provides guidance on both accounting for the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act") to employers that sponsor postretirement health care plans which provide prescription drug benefits, and measuring the accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit cost, and the effects of the Act on the APBO.  The Company determined that the benefits provided by the Postretirement Benefit Plan are actuarially equivalent to Medicare Part D under the Act.  The effects of an expected subsidy on payments made under the Postretirement Benefit Plan were treated as an actuarial gain for purposes of calculating the APBO as of December 31, 2010 and 2009. The Company remains in the process of claiming this subsidy from the government, and, as a result, the Bank cannot determine the amount of subsidy it will ultimately receive.

The Postretirement Benefit Plan is an unfunded non-qualified benefit plan that is not anticipated to ever hold assets for investment.  Any contributions made to the Postretirement Benefit Plan are expected to be used immediately to pay benefits that come due.

The Bank expects to contribute $173 to the Postretirement Benefit Plan during the year ending December 31, 2011 in order to pay benefits due under the plan.  During the year ending December 31, 2011, $116 of actuarial losses are anticipated to be recognized as components of net periodic cost.

Benefit payments under the Postretirement Benefit Plan, which reflect expected future service (as appropriate), are expected to be made as follows:

Year Ending December 31,
2011	$173
2012	197
2013	215
2014	230
2015	245
2016 to 2020	1,473

401(k) Plan - The Bank also maintains the 401(k) Plan, which covers substantially all of its employees.  During the years ended December 31, 2010, 2009 and 2008, an employer contribution equal to 3% of "covered compensation" [as defined in the 401(k) Plan] up to applicable Internal Revenue Service limits, was awarded to all employees who were eligible to participate in the 401(k) Plan regardless of whether or not they participated in the 401(k) Plan during 2010, 2009 or 2008.  401(k) Plan participants possess the ability to invest this contribution in any of the investment options offered under the 401(k) Plan.  The Bank makes no other contributions to the 401(k) Plan.  Expenses associated with this contribution totaled $563, $592 and $480 during the years ended December 31, 2010, 2009 and 2008, respectively.

The 401(k) Plan owned participant investments in the Holding Company's common stock for the accounts of participants totaling $7,606 and $6,565 at December 31, 2010 and 2009, respectively.

ESOP - The Holding Company adopted the ESOP in connection with the Bank's June 26, 1996 conversion to stock ownership.  The ESOP borrowed $11,638 from the Holding Company and used the funds to purchase 3,927,825 shares of the Holding Company's common stock.  The loan was originally to be repaid principally from the Bank's discretionary contributions to the ESOP over a period of time not to exceed 10 years from the date of the conversion.  Effective

July 1, 2000, the loan agreement was amended to extend the repayment period to thirty years from the date of the conversion, with the right of optional prepayment.  In exchange for the extension of the loan repayment period, various benefits were offered to participants, including the addition of pre-tax employee contributions to the 401(k) Plan, a 3% annual employer contribution to the ESOP [which is automatically transferred to the 401(k) Plan] through December 31, 2006 (which has been voluntary continued by the Bank annually through 2010), and the pass-through of cash dividends received by the ESOP to the individual participants for the duration of the ESOP.  The loan had an outstanding balance of $3,863 and $3,995 at December 31, 2010 and December 31, 2009, respectively, and a fixed rate of 8.0%.

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.  Shares released from the ESOP suspense account are allocated among participants on the basis of compensation, as defined in the plan, in the year of allocation.  ESOP distributions vest at a rate of 25% per year of service, beginning after two years, with full vesting after five years or upon attainment of age 65, death, disability, retirement or in the event of a "change of control" of the Holding Company as defined in the ESOP.  Common stock allocated to participating employees totaled 78,155 shares during each of the years ended December 31, 2010, 2009 and 2008. The ESOP benefit expense is recorded based upon the fair value of the award shares, and totaled $1,700, $1,534 and $2,005, respectively, for the years ended December 31, 2010, 2009 and 2008.  Included in ESOP expense were dividends on unallocated common stock that were paid to participants.  These dividends totaled $700, $744 and $788 during the years ended December 31, 2010, 2009 and 2008.

Stock Option Activity

2001 Stock Option Plan - The Compensation Committee of the Board of Directors administered the 2001 Stock Option Plan and authorized all option grants.  During the year ended December 31, 2010, 24,462 options were granted to outside directors of the Company under the 2001 Stock Option Plan, all of which have an exercise price of $12.75 per share, vest to the respective recipients as of May 1, 2011 and expire on April 30, 2020. On April 30, 2010, 33,562 stock options were granted to certain executive officers under the 2001 Stock Option Plan.  All of these stock options have an exercise price of $12.75 per share and will expire on April 30, 2020.  One-fourth of the options under this grant vest in installments on May 1, 2011, 2012, 2013 and 2014, respectively.  During the year ended December 31, 2009, the Company granted 36,451 options to certain officers under the 2001 Stock Option Plan.  All of these options have an exercise price of $8.34 per share and expire on April 30, 2019.  One-fourth of these awards vested on May 1, 2010, with the remaining  shares vesting in equal annual installments on May 1, 2011, 2012, and 2013 respectively.  On March 3, 2008, a grant of 34,425 stock options was made to an officer of the Company under the 2001 Stock Option Plan.  All of these options have an exercise price of $14.92 per share and expire on May 1, 2018.  One-half of these awards vested in equal annual installments on May 1, 2009 and 2010, with the remaining awards vesting in equal annual installments on May 1, 2011 and 2012, respectively.

2004 Stock Incentive Plan - The Compensation Committee of the Board of Directors administers the 2004 Stock Incentive Plan and authorizes all equity grants.

On April 30, 2010, a grant of 8,154 options was made to outside directors of the Company under the 2004 Stock Incentive Plan, all of which have an exercise price of $12.75 per share, vest to the respective recipients as of May 1, 2011 and expire on April 30, 2020. On April 30, 2010, 31,116 stock options were granted to certain executive officers under the 2004 Stock Incentive Plan.  All of these stock options have an exercise price of $12.75 per share and will expire on April 30, 2020.  One-fourth of the options under this grant vest in installments on May 1, 2011, 2012, 2013 and 2014, respectively.

On April 30, 2009, a grant of 70,952 options was made to outside directors of the Company under the 2004 Stock Incentive Plan.  All of these options have an exercise price of $8.34 per share, vested to the respective recipients on May 1, 2010, and expire on April 30, 2019. On April 30, 2009, 98,230 stock options were granted to certain executive officers under the 2004 Stock Incentive Plan.  All of these stock options have an exercise price of $8.34 per share, and will expire on April 30, 2019.  One-fourth of the options under this grant vested on May 1, 2010, with the remaining options vesting in equal annual installments on May 1, 2011, 2012 and 2013, respectively.  On May 30, 2008, a grant of 90,000 options was made to outside directors of the Company under the 2004 Stock Incentive Plan, all of which have an exercise price of $18.18 per share and vested to the recipient as of December 31, 2009.  On July 31, 2008, 61,066 stock options were granted to certain executive officers under the 2004 Stock Incentive Plan.  All of these stock options have an exercise price of $16.73 per share and will expire on July 31, 2018.  One-half of the options under this grant vested in equal annual installments on May 1, 2009 and 2010, with the remainder vesting in equal annual installments on May 1, 2011 and 2012, respectively.

Combined stock option activity related to the Stock Plans was as follows:

	At or for the Year Ended December 31,
	2010	2009	2008
Options outstanding – beginning of period	3,266,920	3,116,564	3,165,997
Options granted	97,294	205,633	185,491
Weighted average exercise price of grants	$12.75	$8.34	$17.10
Options exercised	87,825	9,465	230,424
Weighted average exercise price of exercised options	11.53	$4.56	$11.91
Options forfeited	63,382	45,812	4,500
Weighted average exercise price of forfeited options	$12.66	$16.74	$19.90
Options outstanding - end of period	3,213,007	3,266,920	3,116,564
Weighted average exercise price of outstanding options - end of period	$14.63	$14.56	$14.97
Remaining options available for grant	623,304	747,040	1,133,027
Vested options at end of period	2,792,434	2,538,915	2,261,198
Weighted average exercise price of vested options – end of period	$14.92	$15.17	$15.18
Cash received for option exercise cost	1,012	43	2,473
Income tax benefit recognized	27	-	506
Compensation expense recognized	967	1,083	1,079
Remaining unrecognized compensation expense	567	1,341	2,069
Weighted average remaining years for which compensation expense is to be recognized	1.7	1.8	2.3

The range of exercise prices and weighted-average remaining contractual lives of both options outstanding and vested options as of December 31, 2010 were as follows:

	Outstanding Options as of December 31, 2010
Range of Exercise Prices	Amount	Weighted Average Exercise Price	Weighted Average Contractual Years Remaining	Vested Options as of December 31, 2010
$8.00 - $8.50	163,672	$8.34	8.3	77,826
$10.50 - $11.00	361,694	10.91	0.9	361,694
$12.50 - $13.00	87,541	12.75	9.3	-
$13.01-$13.50	520,941	13.16	2.1	520,941
$13.51-$14.00	874,125	13.74	6.3	670,125
$14.50-$15.00	34,425	14.92	7.2	17,212
$15.01-$15.50	318,492	15.10	4.4	318,492
$16.00-$16.50	76,320	16.45	4.1	76,320
$16.51-$17.00	56,504	16.73	7.6	30,531
$18.00-$18.50	80,000	18.18	7.4	80,000
$19.50-$20.00	639,293	19.90	3.1	639,293
Total	3,213,007	$14.63	4.4	2,792,434

The weighted average exercise price and contractual years remaining for vested options were $14.92 and 3.9 years, respectively, at December 31, 2010.  The weighted average fair value per option at the date of grant for stock options granted was estimated as follows:

	Year Ended December 31,
	2010	2009	2008
Total options granted	97,294	205,633	185,491
Estimated fair value on date of grant	$3.70	$1.73	$4.16
Pricing methodology utilized	Black- Scholes	Black- Scholes	Black- Scholes
Expected life (in years)	5.99	5.99	6.36
Interest rate	2.76%	2.39%	3.37%
Volatility	43.69	41.34	30.09
Dividend yield	4.39	6.72	3.29

Restricted Stock Awards

On April 30, 2010, a grant of 9,408 restricted stock awards was made to outside Directors of the Holding Company under the 2004 Stock Incentive Plan, all of which vest on May 1, 2011.  On April 30, 2010, a grant of 133,675 restricted stock awards was made to certain officers of the Company under the 2004 Stock Incentive Plan.  These awards will fully vest to the respective recipients in equal installments on May 1, 2011, 2012, 2013, and 2014 respectively.  The fair value of the Holding Company's common stock on April 30, 2010 was $12.75.  On April 30, 2009, a grant of 14,392 restricted stock awards was made to outside Directors of the Holding Company under the 2004 Stock Incentive Plan, all of which vested on May 1, 2010.  On April 30, 2009, a grant of 192,805 restricted stock awards was made to certain officers of the Company under the 2004 Stock Incentive Plan.  One-fourth of these awards vested on May 1, 2010, with the remaining awards vesting in equal annual installments on May 1, 2011, 2012, and 2013 respectively.  The fair value of the Holding Company's common stock on April 30, 2009 was $8.34.  On July 31, 2008, a grant of 92,957 restricted stock awards was made to certain officers of the Company under the 2004 Stock Incentive Plan.  One-half of these awards vested to the respective recipients in equal annual installments on May 1, 2009 and 2010, with  the remaining awards vesting to the respective recipients in equal installments on May 1, 2011, and 2012, respectively.  The fair value of the Holding Company's common stock on July 31, 2008 was $16.73.   On May 30, 2008, a grant of 12,000 restricted stock awards was made to outside Directors of the Holding Company under the 2004 Stock Incentive Plan. The awards fully vested to the respective recipients on May 30, 2009.   The fair value of the Holding Company's common stock on May 30, 2008 was $18.18.

Compensation expense on all restricted stock awards was recorded during the years ended December 31, 2010, 2009 and 2008 based upon the fair value of the shares on the respective dates of grant for all periods presented.

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan:

	At or for the Year Ended December 31,
	2010	2009	2008
Unvested allocated shares – beginning of period	295,066	141,710	66,304
Shares granted	143,083	207,197	104,957
Shares vested	95,107	52,810	29,551
Shares forfeited	33,259	1,031	-
Unvested allocated shares – end of period	309,783	295,066	141,710
Unallocated shares - end of period	-	-	-
Compensation recorded to expense	$1,228	$775	$618
Income tax (expense) benefit recognized	85	(131)	12

Long Term Cash Incentive Payment Plan - On October 16, 2008, pursuant to authority granted under the Dime Community Bancshares, Inc. Annual Incentive Plan, the Compensation Committee made an incentive award to the Company's Chief Executive Officer.  The threshold, target and maximum award opportunities are $214, $428 and $643, respectively, and are earned based on performance relative to three performance goals measured over the period beginning August 1, 2008 and ended December 31, 2010.  The award will be paid in full on or before March 31, 2011.  The three performance measures and their relative weights are as follows:

Goal	Weight	Threshold	Target	Maximum
Total Shareholder Return Relative to Compensation Peer Group	50%	40th Percentile	50th Percentile	74th Percentile
Cumulative Core EPS	25%	$2.23	$2.48	$2.73
GAAP Return on Equity	25%	10.3%	12.1%	13.9%

On March 19, 2009, pursuant to authority granted under the Dime Community Bancshares, Inc. Annual Incentive Plan, the Compensation Committee made an additional incentive award to the Company's Chief Executive Officer.  The threshold, target and maximum award opportunities are $214, $428 and $643, respectively, and are earned based on performance relative to three performance goals measured over the period beginning January 1, 2009 and ending December 31, 2011.  The award will be paid in full on or before March 31, 2012.  The three performance measures and their relative weights are as follows:

Goal	Weight	Threshold	Target	Maximum
Total Shareholder Return Relative to Compensation Peer Group	50%	40th Percentile	50th Percentile	74th Percentile
Cumulative Core EPS	25%	$2.36	$2.62	$2.88
GAAP Return on Equity	25%	8.4%	9.85%	11.3%

On March 18, 2010, pursuant to authority granted under the Dime Community Bancshares, Inc. Annual Incentive Plan, the Compensation Committee made an additional incentive award to the Company's Chief Executive Officer.  The threshold, target and maximum award opportunities are $214, $428 and $643, respectively, and are earned based on performance relative to three performance goals measured over the period beginning January 1, 2010 and ending December 31, 2012.  The award will be paid in full on or before March 31, 2013.  The three performance measures and their relative weights are as follows:

Goal	Weight	Threshold	Target	Maximum
Total Shareholder Return Relative to Compensation Peer Group	50%	40th Percentile	50th Percentile	74th Percentile
Cumulative Core EPS	25%	$3.07	$3.41	$3.75
GAAP Return on Equity	25%	9.8%	11.6%	13.3%

At December 31, 2010, based upon actual results for the period August 1, 2008 through December 31, 2010, the Company determined that the Target payment has the greatest probability of ultimately being made on each of these awards, and thus established a reserve of $980 related to these future award payments.  During the years ended December 31, 2010, 2009 and 2008, total expense recognized related to this award were $587, $318 and $76, respectively.

16.   COMMITMENTS AND CONTINGENCIES

Mortgage Loan Commitments and Lines of Credit - At December 31, 2010 and 2009, the Bank had outstanding commitments to make real estate loans that were accepted by the borrower aggregating approximately $72,941 and $89,001, respectively.  At both December 31, 2010 and 2009, the great majority of these commitments were to originate adjustable-rate real estate loans.  Substantially all of the Bank's commitments expire within three months of their acceptance by the prospective borrower.  A concentration risk exists with these commitments as virtually all of them involve multifamily and underlying cooperative properties located within the New York City metropolitan area.

At December 31, 2010, unused lines of credit available on one- to four-family residential, multifamily residential and commercial real estate loans totaled $30,020.  At December 31, 2010, unused commitments to fund construction loans and overdraft checking accounts totaled $2,378 and $2,471, respectively.

At December 31, 2010, the Bank had an available overnight line of credit with the FHLBNY equal to its excess borrowing capacity.  At December 31, 2010, this amount approximated $419,000.

Lease Commitments - At December 31, 2010, aggregate minimum annual rental commitments on operating leases were as follows:

Lease Year Ending December 31,	Amount
2011	$2,529
2012	2,455
2013	2,474
2014	2,313
2015	2,264
Thereafter	20,183
Total	$32,218

Rental expense for the years ended December 31, 2010, 2009 and 2008 totaled $3,336, $2,361, and $1,957, respectively.

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

The following tables present the assets that are reported on the consolidated statements of financial condition at fair value as of the date indicated by level within the fair value hierarchy.  Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured at Fair Value on a Recurring Basis at December 31, 2010
		Fair Value Measurements Using
Description	Total at December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Year Ended December 31, 2010
Investment securities available-for-sale	$85,642	$4,883	$80,759	$-	$-
MBS available-for-sale	144,518	-	144,518	-	-
Trading Securities (Registered Mutual Funds)
Domestic Equity	-	672	-	-	-
International Equity	-	108	-	-	-
Fixed Income	-	710	-	-	-

Assets Measured at Fair Value on a Recurring Basis at December 31, 2009
		Fair Value Measurements Using
Description	Total at December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Year Ended December 31, 2009
Investment securities available-for-sale	$43,162	$6,430	$36,732	$-	$3,063
MBS available-for-sale	224,773	-	224,773	-	-

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

The Company's available-for-sale investment securities and MBS at December 31, 2010 were categorized as follows:

Description	Percentage of Total	Valuation Level
Pass Through MBS or CMOs issued by Government Sponsored Entities ("GSEs")	60.9%	Two
Agency notes	35.1	Two
Mutual fund investments	2.1	One
Pass Through MBS or CMOs issued by entities other than GSEs	1.9	Two

The Company's available-for-sale investment securities and MBS at December 31, 2009 were categorized as follows:

Description	Percentage of Total	Valuation Level
Pass Through MBS or CMOs issued by GSEs	81.6%	Two
Agency notes	13.7	Two
Mutual fund investments	2.4	One
Pass Through MBS or CMOs issued by entities other than GSEs	2.3	Two

The agency notes owned by the Company possessed the highest possible credit rating published by multiple established credit rating agencies as of December 31, 2010 and 2009.  Obtaining market values as of December 31, 2010 and 2009 for these securities utilizing significant observable inputs was not difficult due to their continued marketplace demand.  The pass-through MBS and CMOs issued by GSEs, which comprised the majority of the Company's total available-for-sale investment securities and MBS at December 31, 2010 and 2009, all possessed the highest possible credit rating published by multiple established credit rating agencies as of those dates.  Obtaining market values as of December 31, 2010 and 2009 for these securities utilizing significant observable inputs was not difficult due to their considerable demand.

As of December 31, 2010 and 2009, the Company owned one pass through MBS issued by an entity other than a GSE, with an amortized cost basis of $2.4 million.  The Company's investment is within the senior tranche of this security, and the weighted average contractual interest rate on the security was 5.0% at December 31, 2010.  The assets underlying this security are a pool of 15-year fixed rate amortizing prime mortgages on residential properties located throughout the United States.  The underlying mortgages were originated in 2005, and, as of December 31, 2010, had a weighted average coupon of 5.30% and a weighted average loan-to-value ratio of 46%. There is no significant geographical concentration on the underlying mortgages, and less than 9% of the total underlying mortgage pool was delinquent at December 31, 2010.   The credit ratings on this security ranged from CC to Caa1 at December 31, 2010.  As a result of the overall credit quality of this investment, sufficient marketplace demand was deemed present at December 31, 2010 to permit it to be valued utilizing estimated sales determined under benchmarking and matrix pricing.  The Company obtained such values from at least two credible independent market sources, and verified that these values were prepared utilizing significant observable inputs as defined under ASC 820-10.

As of December 31, 2010 and 2009, the Company owned one CMO issued by an entity other than a GSE, with an amortized cost basis of $2.1 million.  The Company's investment is within the senior tranche of this security, and the weighted average contractual interest rate on the security was 4.5% at December 31, 2010.  The assets underlying this security are a pool of 15-year fixed rate amortizing prime mortgages on residential properties located throughout the United States.  The underlying mortgages were originated in 2003, and, as of December 31, 2010, had a weighted average coupon of 5.38% and a weighted average loan-to-value ratio of 31%. Approximately 44% of the underlying mortgages are located in California, while the remainder are diversified geographically.  Less than one-half of one percent of the total underlying mortgage pool was delinquent at December 31, 2010.   This security possessed the highest possible credit rating published by multiple established credit rating agencies at December 31, 2010.  As a result of the overall credit quality of this investment, sufficient marketplace demand was deemed present at December 31, 2010 to permit it to be valued utilizing estimated sales determined under benchmarking and matrix pricing.  The Company obtained such values from at least two credible market sources, and verified that these values were prepared utilizing significant observable inputs as defined under ASC 820-10.

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2010
		Fair Value Measurements Using
Description	Total at December 31, 2010	Level 1	Level 2	Level 3	Losses for the Year Ended December 31, 2010
TRUPs(1)	$650	$-	$-	$650	$2,757	(1)
Impaired loans	44,097	-	-	44,097	13,541	(2)
(1)  Amount represents the fair value of two TRUPs that were deemed to have credit-related OTTI at December 31, 2010.  At December 31, 2010, three additional TRUPswith an aggregate fair value of $655 were not carried at fair value despite meeting the OTTI criteria. Under ASC 320-10-65, these held-to-maturity securities are only carried at fair value in the event that they incur additional credit-related impairment at period end, which did not occur at December 31, 2010.  Losses for the period represent the total OTTI recognized on six TRUPs (credit or non-credit related) during the period.
(2)  Amount represents charge-offs recognized on impaired loans during the year ended December 31, 2010.  Of this total, $12,365 related to write-downs of loan principal and $1,176 related to charge-offs of escrow and other advances.

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2009
		Fair Value Measurements Using
Description	Total at December 31, 2009	Level 1	Level 2	Level 3	Losses for the Year Ended December 31, 2009
TRUPs(1)	$646	$-	$-	$646	$7,855	(1)
Impaired loans	15,049	-	-	15,049	8,976	(2)
OREO	755	-	-	755	288
(1)      Amount represents the fair value of two TRUPs that were deemed to have credit-related OTTI at December 31, 2009.  At December 31, 2009, four additional TRUPs with an aggregate fair value of $901 were not carried at fair value despite meeting the OTTI criteria. Under ASC 320-10-65, these held-to-maturity securities are only carried at fair value in the event that they incur additional credit-related impairment at period end, which did not occur at December 31, 2009.  Losses for the period represent the total OTTI recognized on six TRUPs (credit or non-credit related) during the period.
(2)      Amount represents charge-offs recognized on impaired loans during the year ended December 31, 2009.  Of this total, $8,051 related to write-downs of loan principal and $925 related to charge-offs of escrow and other advances.

TRUPs, Held to Maturity - At December 31, 2010 and 2009, the Company owned eight TRUPs classified as held-to-maturity.  Late in 2008, the market for these securities became illiquid, and continued to be deemed as such as of December 31, 2010.  As a result, at both December 31, 2010 and December 31, 2009, their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing).  Under the blended valuation approach, the Bank utilized the following valuation sources: 1) broker quotations, which were deemed to meet the criteria of "distressed sale" pricing under the guidance of ASC 820-10-65-4, were given a minor 10% weighting;   2) An internally created cash flow valuation model that considered the creditworthiness of each individual issuer underlying the collateral pools, and utilized default, cash flow and discount rate assumptions determined by the Company's management (the "Internal Cash Flow Valuation"), was given a 45% weighting; and 3) a minimum of two of three available independent cash flow model valuations were averaged and given a 45% weighting.

The major assumptions utilized (each of which represents a significant unobservable input as defined by ASC 820-10) in the Internal Cash Flow Valuation were as follows:

(i) Discount Rate - Pursuant to ASC 320-10-65, the Company utilized two different discount rates for discounting the cash flows for each of the eight TRUPs, as follows:

(1)	Purchase discount rate – the rate used to determine the "credit" based valuation of the security.

(2)  Current discount rate - the current discount rate utilized was derived from the Bloomberg fair market value curve for debt offerings of similar credit rating.  In the event that a security had a split investment rating, separate cash flow valuations were made utilizing the appropriate discount rate and were averaged in order to determine the Internal Cash Flow Valuation.  In addition, the discount rate was interpolated from the Bloomberg fair market value curve for securities possessing a credit rating below "B."

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

As discussed above, in addition to the Internal Cash Flow Valuation and broker quotations, the Company utilizes a minimum of two of three additional available pricing sources.  Two of the three independent cash flow model valuations utilized a methodology similar to the Internal Cash Flow Valuation, differing only in the underlying assumptions deriving estimated cash flows, individual bank defaults and discount rate.  The third independent cash flow valuation was derived from a different methodology in which the actual cash flow estimate based upon the underlying collateral of the securities (including default estimates) was not considered.  Instead, this cash flow valuation utilized a discount rate determined from the Bloomberg fair market value curve for similar assets that continued to trade actively, with adjustments made for the illiquidity of the pooled trust preferred market.  Because of the significant judgment underlying each of the pricing assumptions, management elected to recognize each of the independent valuations and apply a weighting system to all of the valuations, including the Internal Cash Flow Valuation, as all of these valuations were determined utilizing a valid and objective pricing methodology.

Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at December 31, 2010 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through either a negotiated note sale value, or, more commonly, either a current independent appraisal or a drive-by inspection combined with a comparison of the collateral with similar properties in the area by either a licensed appraiser or real estate broker.  An appraisal is generally ordered for all impaired multifamily residential, mixed use or commercial real estate loans for which the most recent appraisal is more than one year old.  The Bank never adjusts independent appraisal data upward.  Occasionally, management will adjust independent appraisal data downward based upon its own lending expertise and/or experience with the subject property, utilizing such factors as potential note sale values, or a more refined estimate of costs to repair and time to lease the property.  Adjustments for potential disposal costs are also considered when determining the final appraised value.  Of the 39 impaired loans at December 31, 2010, management utilized a likely negotiated note sale value as the valuation for seven of the loans and reduced the independent appraisal value in determining the fair value of nineteen of the loans.  In instances in which foreclosure and sale of the collateral property are assumed to be the ultimate realizable value, estimated disposal costs of 10% of the appraised value are assumed to be incurred.

 OREO – The fair value of OREO is determined utilizing the lower of an independent appraised or estimated disposal value of the property.

MSR - The estimated fair value of MSR is obtained through independent third party valuation, and is derived by calculating the present value of estimated future net servicing cash flows, using estimated prepayment, default, servicing cost and discount rate assumptions.  All estimates and assumptions utilized in the valuation of MSR are derived based upon actual historical results for the Bank, or, in the absence of such data, from historical results for the Bank's peers.

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

Loans, Net - The fair value of loans receivable is determined by discounting anticipated future cash flows of the loans, net of anticipated prepayments, using a discount rate reflecting current market rates for loans with similar terms.  This methodology is applied to all loans, inclusive of non-accrual loans, as well as impaired loans for which a write-down to the current fair market value of the underlying collateral is not determined to be warranted (generally loans that are sufficiently collateralized).  In addition, the valuation of loans reflects the consideration of sale pricing for loan types that have traditionally been subject to marketplace sales (over 80% of the outstanding loan portfolio).  Due to significant market dislocation, secondary market prices were given little weighting in deriving loan valuation at December 31, 2010.

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

Securities Sold Under Agreements to Repurchase ("REPOs") and FHLBNY Advances – REPOs are accounted for as financing transactions.  Their fair value is measured by the discounted anticipated cash flows through contractual maturity or next interest repricing date, or an earlier call date if, as of the valuation date, the borrowing is expected to be called.  The carrying amount of accrued interest payable is its fair value.

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

Based upon the aforementioned valuation methodologies, the estimated carrying amount and estimated fair values of all of the Company's financial instruments were as follows:

At December 31, 2010	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$86,193	$86,193
Investment securities held to maturity (TRUPs)	6,641	4,408
Investment securities available-for-sale	85,642	85,642
MBS available-for-sale	144,518	144,518
Loans, net	3,451,018	3,598,027
Loans held for sale	3,308	3,309
MSR	2,271	2,840
Federal funds sold and other short-term investments	4,536	4,536
FHLBNY capital stock	51,718	N/A
Liabilities:
Savings, money market and checking accounts	1,290,929	1,290,929
CDs	1,059,652	1,074,114
Escrow and other deposits	68,542	68,542
REPOs	195,000	217,735
FHLBNY Advances	990,525	1,032,555
Trust Preferred securities payable1	70,680	63,612
Commitments to extend credit	631	631

At December 31, 2009	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$39,338	$39,338
Investment securities held to maturity (TRUPs)	7,240	5,330
Investment securities available-for-sale	43,162	43,162
MBS available-for-sale	224,773	224,773
Loans, net	3,373,754	3,477,009
Loans held for sale	416	416
MSR	2,765	3,273
Federal funds sold and other short-term investments	3,785	3,785
FHLBNY capital stock	54,083	N/A
Liabilities:
Savings, money market and checking accounts	1,231,783	1,231,783
CDs	985,053	992,557
Escrow and other deposits	65,895	65,895
REPOs	230,000	248,017
FHLBNY Advances	1,009,675	1,045,578
Subordinated notes payable1	25,000	25,000
Trust Preferred securities payable1	70,680	53,010
Commitments to extend credit	302	302

1 The fair value of these liabilities is measured by independent market quotations obtained based upon transactions occurring in the market as of the disclosure date.

18.   TREASURY STOCK

The Holding Company did not purchase any shares of its common stock into treasury during the years ended December 31, 2010 and 2009.  The Holding Company purchased 51,000 shares of its common stock into treasury during the year ended December 31, 2008.  All shares were purchased in accordance with applicable regulations of the Office of Thrift Supervision ("OTS") and the Securities and Exchange Commission.

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

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below).  The Bank's primary regulatory agency, the OTS, requires that the Bank maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, and total risk-based capital (as defined in the regulations) of 8%.  In addition, insured institutions in the strongest financial and managerial condition, with a rating of one (the highest rating of the OTS under the Uniform Financial Institutions Rating System) are required to maintain a Leverage Capital Ratio  (the "Leverage Capital Ratio") of not less than 3.0% of total assets.  For all other banks, the minimum Leverage Capital Ratio requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the institution. As of December 31, 2010, the Bank satisfied all capital adequacy requirements to which it was subject.

As of December 31, 2010 and 2009, the Bank satisfied all criteria necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action.  To be categorized as "well capitalized," the Bank was required to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$326,555	8.23%	$59,559	1.5%	$198,530	5.00%
Leverage capital	326,555	8.23	158,824	4.0%	198,530	5.00
Total risk-based capital (to risk weighted assets)	333,788	11.95	223,507	8.0%	279,384	10.00
Tier I risk-based capital (to risk weighted assets)	314,214	11.25	111,753	4.0%	167,630	6.00
	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$294,808	7.60%	$58,229	1.5%	$194,098	5.00%
Leverage capital	294,808	7.60	155,279	4.0%	$194,098	5.00
Total risk-based capital (to risk weighted assets)	301,730	11.28	213,968	8.0%	267,459	10.00
Tier I risk-based capital (to risk weighted assets)	279,545	10.45	106,984	4.0%	160,476	6.00

The following is a reconciliation of stockholders' equity to regulatory capital for the Bank:

	At December 31, 2010			At December 31, 2009
	Tangible Capital	Leverage Capital	Total Risk-Based Capital	Tangible Capital	Leverage Capital	Total Risk-Based Capital
Stockholders' equity	$375,533	$375,533	$375,533	$344,905	$344,905	$344,905
Non-allowable assets:
MSR	(228)	(228)	(228)	(279)	(279)	(279)
Accumulated other comprehensive loss	6,888	6,888	6,888	5,820	5,820	5,820
Goodwill	(55,638)	(55,638)	(55,638)	(55,638)	(55,638)	(55,638)
Tier 1 risk-based capital	326,555	326,555	326,555	294,808	294,808	294,808
Adjustment for First Loss Position on loans sold with recourse	-	-	(12,341)	-	-	(15,263)
General regulatory valuation allowance	-	-	19,574	-	-	22,185
Total (Tier 2) risk based capital	326,555	326,555	333,788	294,808	294,808	301,730
Minimum capital requirement	59,559	158,824	223,507	58,229	155,279	213,968
Regulatory capital excess	$266,996	$167,731	$110,281	$236,579	$139,529	$87,762

20.   UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following represents the unaudited condensed consolidated results of operations for each of the quarters during the fiscal years ended December 31, 2010 and 2009:

	For the three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net interest income	$32,766	$33,205	$34,276	$35,134
Provision for loan losses	3,447	3,834	667	3,262
Net interest income after provision for loan losses	29,319	29,371	33,609	31,872
Non-interest income	2,510	2,457	1,068	2,020
Non-interest expense	15,692	15,791	14,892	15,602
Income before income taxes	16,137	16,037	19,785	18,290
Income tax expense	6,667	6,033	8,430	7,730
Net income	$9,470	$10,004	$11,355	$10,560
Earnings per share (1):
Basic	$0.29	$0.30	$0.34	$0.32
Diluted	$0.28	$0.30	$0.34	$0.31

	For the three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net interest income	$24,140	$26,289	$28,969	$32,085
Provision for loan losses	2,640	2,252	3,769	4,491
Net interest income after provision for loan losses	21,500	24,037	25,200	27,594
Non-interest (loss) income	(4,046)	1,858	2,104	(661)
Non-interest expense	13,608	15,325	13,641	14,736
Income before income taxes	3,846	10,570	13,663	12,197
Income tax expense	996	3,654	5,337	4,100
Net income	$2,850	$6,916	$8,326	$8,097
Earnings per share (1):
Basic	$0.09	$0.21	$0.25	$0.24
Diluted	$0.09	$0.21	$0.25	$0.24
(1) The quarterly EPS amounts, when added, may not coincide with the full fiscal year EPS reported on the Consolidated Statements of Operations due to differences in the computed weighted average shares outstanding as well as rounding differences.

21.   CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS

The following statements of condition as of December 31, 2010 and 2009, and the related statements of operations and cash flows for the years ended December 31, 2010, 2009 and 2008, reflect the Holding Company's investment in its wholly-owned subsidiaries, the Bank and 842 Manhattan Avenue Corp., and its unconsolidated subsidiary, Dime Community Capital Trust I, using, as deemed appropriate, the equity method of accounting:

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	At December 31, 2010	At December 31, 2009
ASSETS:
Cash and due from banks	$8,398	$29,141
Investment securities available-for-sale	4,490	6,430
Trading securities	1,490
MBS available-for-sale	857	941
Federal funds sold and other short term investments	-	-
ESOP loan to subsidiary	3,863	3,995
Investment in subsidiaries	376,175	345,548
Other assets	5,235	5,928
Total assets	$400,508	$391,983

LIABILITIES AND STOCKHOLDERS' EQUITY:
Subordinated notes payable	-	$25,000
Trust Preferred securities payable	$70,680	70,680
Other liabilities	1,094	1,530
Stockholders' equity	328,734	294,773
Total liabilities and stockholders' equity	$400,508	$391,983

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
Net interest loss	$(5,651)	$(7,337)	$(6,658)
Dividends received from Bank	24,000	45,500	-
Non-interest (loss) income	1,388	(2,078)	513
Non-interest expense	(411)	(454)	(408)
Income (Loss) before income taxes and equity in undistributed earnings of direct subsidiaries	19,326	35,631	(6,553)
Income tax credit	1,826	4,241	2,751
Income (Loss) before equity in undistributed earnings of direct subsidiaries	21,152	39,872	(3,802)
Equity in (overdistributed) undistributed earnings of subsidiaries	20,237	(13,683)	31,830
Net income	$41,389	$26,189	$28,028

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
Cash flows from Operating Activities:
Net income	$41,389	$26,189	$28,028
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (undistributed) overdistributed earnings of direct subsidiaries	(20,237)	13,683	(31,830)
Credit component of OTTI	-	3,063	-
Net gain on the re-acquisition of trust preferred securities payable	-	(505)	-
Net gain on the sale of investment securities available for sale	(609)	-	-
Net gain on the transfer of securities into trading	(242)	-	-
Net gain on trading securities	(75)	-	-
Net (amortization) and accretion	(66)	(112)	(489)
Decrease(Increase) in other assets	694	(353)	115
(Decrease) Increase in other liabilities	(268)	(2,291)	930
Net cash (used in) provided by Operating Activities	20,586	39,674	(3,246)

Cash flows from Investing Activities:
Net Decrease in federal funds sold and other short-term Investments	-	-	22,733
Proceeds from maturities and redemptions of investment securities available-for-sale	-	-	4
Proceeds from sale of investment securities available-for-sale	2,527	-	-
Purchases of investment securities available-for-sale	(1,433)	-	-
Net purchases of trading securities	(24)	-	-
Principal collected on MBS available-for-sale	85	139	209
Principal repayments on ESOP loan	132	330	119
Net cash used in Investing Activities	1,287	469	23,065

Cash flows from Financing Activities:
Common stock issued for exercise of stock options	1,012	44	2,473
Purchase of common stock by the BMP	-	-	(66)
Cash dividends paid to stockholders	(18,628)	(18,485)	(18,256)
Purchase of treasury stock	-	-	(654)
Proceeds disbursed for the repayment of the subordinated note	(25,000)	-	-
Proceeds disbursed for the re-acquisition of trust preferred securities payable	-	(980)	-
Net cash used in financing activities	(42,616)	(19,421)	(16,503)

Net (decrease) increase in cash and due from banks	(20,743)	20,722	3,316
Cash and due from banks, beginning of period	29,141	8,419	5,103
Cash and due from banks, end of period	$8,398	$29,141	$8,419

*   *   *   *   *

Exhibit Number
3(i)	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (1)
3(ii)	Amended and Restated Bylaws of Dime Community Bancshares, Inc. (14)
4.1	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. [See Exhibit 3(i) hereto]
4.2	Amended and Restated Bylaws of Dime Community Bancshares, Inc. [See Exhibit 3(ii) hereto]
4.3	Draft Stock Certificate of Dime Community Bancshares, Inc. (3)
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

4.5	Indenture, dated as of March 19, 2004, between Dime Community Bancshares, Inc. and Wilmington Trust Company, as trustee (9)
4.6
Series B Guarantee Agreement, dated as of July 29, 2004, executed and delivered by Dime Community Bancshares, Inc., as Guarantor and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders from time to time of the Series B Capital Securities of Dime Community Capital Trust I (9)

10.1	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Vincent F. Palagiano (13)
10.2	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Michael P. Devine (13)
10.3	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Kenneth J. Mahon (13)
10.4	Employment Agreement between Dime Community Bancorp, Inc. and Vincent F. Palagiano (13)
10.5	Employment Agreement between Dime Community Bancorp, Inc. and Michael P. Devine (13)
10.6	Employment Agreement between Dime Community Bancorp, Inc. and Kenneth J. Mahon (13)
10.7	Form of Employee Retention Agreement by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain officers (5)
10.7(i)	Amendment to Form of Employee Retention Agreement by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain officers (13)
10.8	The Benefit Maintenance Plan of Dime Community Bancorp, Inc. (16)
10.9	Severance Pay Plan of The Dime Savings Bank of Williamsburgh (13)
10.10	Retirement Plan for Board Members of Dime Community Bancorp, Inc. (13)
10.12	Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc., as amended by amendments number 1 and 2 (6)
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

(7)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed on September 28, 2000.
(8)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003.
(9)	Incorporated by reference to Exhibits to the registrant’s Registration Statement No. 333-117743 on Form S-4 filed on July 29, 2004.
(10)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2005.
(11)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005.
(12)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 8, 2008.
(13)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.
(14)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on May 11, 2009
(15)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on May 10, 2010
(16)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on December 21, 2010.