Form 10-Q
period 2011-03-31
DIME COMMUNITY BANCSHARES INC
filed 2011-05-10
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                      March 31, 2011
OR

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

LARGE ACCELERATED FILER ___	ACCELERATED FILER X	NON -ACCELERATED FILER ___	SMALLER REPORTING COMPANY ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES                                       NO            X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at May 6, 2011
$.01 Par Value	34,931,523

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Statements of Financial Condition at March 31, 2011 and December 31, 2010	3
	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three-Months Ended March 31, 2011 and 2010	4
	Condensed Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended March 31, 2011 and 2010	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	6
	Notes to Consolidated Financial Statements	7-29
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29-42
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43-44
Item 4.	Controls and Procedures	44
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44-46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 5.	Other Information	46
Item 6.	Exhibits	46-48
	Signatures	49

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

Item 1.  Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)

	March 31, 2011	December 31, 2010
ASSETS:
Cash and due from banks	$171,745	$86,193
Federal funds sold and other short-term investments	4,461	4,536
Investment securities held-to-maturity (estimated fair value of $6,558 and $4,408 at March 31, 2011 and December 31, 2010, respectively) (Fully unencumbered)	7,192	6,641
Investment securities available-for-sale, at fair value:
Encumbered	88,492	80,229
Unencumbered	45,149	5,413
	133,641	85,642
Mortgage-backed securities available-for-sale, at fair value:
Encumbered	123,960	139,192
Unencumbered	4,772	5,326
	128,732	144,518
Trading securities	1,541	1,490
Loans:
Real estate, net	3,454,717	3,467,644
Other loans	2,070	2,540
Less allowance for loan losses	(19,663)	(19,166)
Total loans, net	3,437,124	3,451,018
Loans held for sale	1,721	3,308
Premises and fixed assets, net	32,381	31,613
Federal Home Loan Bank of New York ("FHLBNY") capital stock	51,718	51,718
Other real estate owned ("OREO")	-	-
Goodwill	55,638	55,638
Other assets	116,816	117,980
Total Assets	$4,142,710	$4,040,295
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,267,024	$2,224,851
Non-interest bearing deposits	135,661	125,730
Total deposits	2,402,685	2,350,581
Escrow and other deposits	108,865	68,542
Securities sold under agreements to repurchase	195,000	195,000
FHLBNY advances	990,525	990,525
Trust Preferred securities payable	70,680	70,680
Other liabilities	37,933	36,233
Total Liabilities	$3,805,688	$3,711,561
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at March 31, 2011 and December 31, 2010)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 51,309,559 shares and 51,219,609 shares issued at March 31, 2011 and December 31, 2010, respectively, and 34,683,130 shares and 34,593,180 shares outstanding at March 31, 2011 and December 31, 2010, respectively)	513	512
Additional paid-in capital	227,061	225,585
Retained earnings	336,060	329,668
Accumulated other comprehensive loss, net of deferred taxes	(6,299)	(6,352)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(3,412)	(3,470)
Unearned Restricted Stock Award common stock	(2,376)	(2,684)
Common stock held by Benefit Maintenance Plan ("BMP")	(7,979)	(7,979)
Treasury stock, at cost (16,626,429 shares at both March 31, 2011 and December 31, 2010, respectively)	(206,546)	(206,546)
Total Stockholders' Equity	$337,022	$328,734
Total Liabilities And Stockholders' Equity	$ 4,142,710	$ 4,040,295
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2011	2010
Interest income:
Loans secured by real estate	$50,629	$50,122
Other loans	26	39
Mortgage-backed securities	1,452	2,271
Investment securities	316	407
Federal funds sold and other short-term investments	772	742
Total interest income	53,195	53,581
Interest expense:
Deposits and escrow	6,785	7,593
Borrowed funds	11,367	13,222
Total interest expense	18,152	20,815
Net interest income	35,043	32,766
Provision for loan losses	1,426	3,447
Net interest income after provision for loan losses	33,617	29,319
Non-interest income:
Total other than temporary impairment ("OTTI") losses	(63)	(216)
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	-	50
Net OTTI recognized in earnings	(63)	(166)
Service charges and other fees	763	936
Net mortgage banking income	93	211
Net gain on securities and sales of other assets (1)	46	569
Income from bank owned life insurance	467	504
Other	604	456
Total non-interest income	1,910	2,510
Non-interest expense:
Salaries and employee benefits	8,735	7,979
Stock benefit plan amortization expense	992	907
Occupancy and equipment	2,689	2,258
Federal deposit insurance premiums	1,224	992
Data processing costs	692	759
Provision for losses on OREO	-	200
Other	2,528	2,597
Total non-interest expense	16,860	15,692
Income before income taxes	18,667	16,137
Income tax expense	7,587	6,667
Net income	$11,080	$9,470
Earnings per Share:
Basic	$0.33	$0.29
Diluted	$0.33	$0.28
(1) Amount includes periodic valuation gains or losses on trading securities.

STATEMENTS OF COMPREHENSIVE INCOME
Net Income	$11,080	$9,470
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of taxes of $12 during the three months ended both March 31, 2011 and 2010, respectively	14	15
Reduction in non-credit component of OTTI charge, net of taxes of $276 and $127 during the three months ended March 31, 2011 and 2010, respectively	336	154
Non-credit component of OTTI charge recognized during the period, net of tax benefit of $(22) during the three months ended March 31, 2010	-	(28)
Reclassification adjustment for securities sold during the period, net of taxes of $257 during the three months ended March 31, 2010	-	(312)
Net unrealized securities gains arising during the period, net of (tax benefits) taxes of $(267) and $240 during the three months ended March 31, 2011 and 2010, respectively	(324)	291
Defined benefit plan adjustments, net of taxes (tax benefits) of $23 and $(25) during the three months ended March 31, 2011 and 2010, respectively	27	(30)
Comprehensive Income	$11,133	$9,560
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 (Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Common Stock (Par Value $0.01):
Balance at beginning of period	$512	$511
Shares issued in exercise of options	1	-
Balance at end of period	513	511
Additional Paid-in Capital:
Balance at beginning of period	225,585	214,654
Stock options exercised	903	-
Forfeited restricted stock award shares returned to treasury stock	-	3
Tax benefit (expense) of stock plans	111	(5)
BMP award distribution	-	(28)
BMP reclassification	-	8,007
Amortization of excess fair value over cost – ESOP stock and stock options expense	462	415
Balance at end of period	227,061	223,046
Retained Earnings:
Balance at beginning of period	329,668	306,787
Net income for the period	11,080	9,470
Cash dividends declared and paid	(4,688)	(4,642)
BMP reclassification	-	133
Balance at end of period	336,060	311,748
Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of period	(6,352)	(5,082)
Amortization and reversal of net unrealized loss on securities transferred from available-for- sale to held-to- maturity, net of tax	14	15
Reduction in non-credit component of OTTI charge, net of tax	336	154
Non-credit component of OTTI charge recognized during the period, net of tax	-	(28)
Increase in unrealized loss on available-for-sale securities during the period	(324)	(21)
Adjustments related to defined benefit plans, net of tax	27	(30)
Balance at end of period	(6,299)	(4,992)
ESOP:
Balance at beginning of period	(3,470)	(3,701)
Amortization of earned portion of ESOP stock	58	57
Balance at end of period	(3,412)	(3,644)
Unearned Restricted Stock Award Common Stock:
Balance at beginning of period	(2,684)	(2,505)
Amortization of earned portion of restricted stock awards	308	242
Forfeited restricted stock award shares returned to treasury stock	-	149
Balance at end of period	(2,376)	(2,114)
Treasury Stock, at cost:
Balance at beginning of period	(206,546)	(207,884)
Forfeited restricted stock award shares returned to treasury stock	-	(152)
Balance at end of period	(206,546)	(208,036)
Common Stock Held by BMP:
Balance at beginning of period	(7,979)	(8,007)
BMP award distribution	-	28
Balance at end of period	(7,979)	(7,979)

Total Stockholders' Equity	337,022	308,540
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In thousands)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,080	$9,470
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss (gain) on sale of loans originated for sale	66	(42)
Net gain on sale of investment securities available-for-sale	-	(327)
Net gain recognized on the transfer of securities from available-for-sale into trading	-	(242)
Net gain on trading securities	(46)	-
Net depreciation and amortization	881	649
ESOP compensation expense	293	223
Stock plan compensation (excluding ESOP)	535	491
Provision for loan losses	1,426	3,447
Provision for losses on OREO	-	200
Provision to increase the liability for loans sold with recourse	-	-
Recovery of write down of mortgage servicing asset	-	-
OTTI charge for investment securities recognized in earnings	63	166
Increase in cash surrender value of Bank Owned Life Insurance	(467)	(504)
Deferred income tax credit	(159)	(1,538)
Excess tax cost (benefit) of stock plans	(111)	5
Changes in assets and liabilities:
Origination of loans held for sale	(2,037)	(1,102)
Proceeds from sale of loans held for sale	4,318	1,560
Decrease (Increase) in other assets	1,856	(5,849)
Increase in other liabilities	1,751	7,026
Net cash provided by operating activities	19,449	13,633
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in federal funds sold and other short term investments	75	(2,062)
Proceeds from principal repayments of investment securities held-to-maturity	32	32
Proceeds from maturities of investment securities available-for-sale	-	-
Proceeds from calls and principal repayments of investment securities available-for-sale	20,000	-
Proceeds from sales of investment securities available-for-sale	-	1,095
Purchases of investment securities available-for-sale	(67,911)	(12,000)
Purchases of trading securities	(5)	-
Principal collected on mortgage backed securities available-for-sale	15,080	24,056
Net decrease (increase) in loans	11,708	(93,120)
Proceeds from the sale of OREO	-	168
Purchases of fixed assets, net	(1,630)	(590)
Purchase of FHLBNY capital stock	-	(900)
Net cash used in investing activities	(22,651)	(83,321)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in due to depositors	52,104	95,774
Net increase in escrow and other deposits	40,323	33,292
Decrease in securities sold under agreements to repurchase	-	(35,000)
Increase in FHLBNY advances	-	55,000
Cash dividends paid	(4,688)	(4,642)
Exercise of stock options	904	-
Excess tax (cost) benefit of stock plans	111	(5)
Net cash provided by financing activities	88,754	144,419
INCREASE IN CASH AND DUE FROM BANKS	85,552	74,731
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	86,193	39,338
CASH AND DUE FROM BANKS, END OF PERIOD	$171,745	$114,069
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$6,103	$2,284
Cash paid for interest	18,279	20,247
Loans transferred to OREO	-	320
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	26	27
Net decrease in non-credit component of OTTI	(612)	(230)
Adjustments to other comprehensive income from defined benefit plans, net of tax	27	(30)

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   NATURE OF OPERATIONS

Dime Community Bancshares, Inc. (the "Holding Company") is a Delaware corporation and parent company of the Bank, a federally chartered stock savings bank.  The Holding Company's direct subsidiaries are the Bank, Dime Community Capital Trust 1 and 842 Manhattan Avenue Corp.  The Bank's direct subsidiaries are Boulevard Funding Corp., Dime Insurance Agency Inc. (f/k/a Havemeyer Investments, Inc.), DSBW Preferred Funding Corporation, DSBW Residential Preferred Funding Corp., Dime Reinvestment Corp. and 195 Havemeyer Corp.

The Bank maintains its headquarters in the Williamsburg section of Brooklyn, New York and operates twenty-six full service retail banking offices located in the New York City boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank’s principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, one- to four-family residential, construction and land acquisition, and consumer loans, as well as mortgage-backed securities (“MBS”), obligations of the U.S. Government and Government Sponsored Entities ("GSEs"), and corporate debt and equity securities.

2.   SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of March 31, 2011, the results of operations and statements of comprehensive income for the three-month periods ended March 31, 2011 and 2010, and the changes in stockholders' equity and cash flows for the three months ended March 31, 2011 and 2010.  The results of operations for the three-months ended March 31, 2011 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2011.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the SEC.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2010 and notes thereto.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-2, "A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring" ("ASU 2011-2").  ASU 2011-2 clarifies the guidance for determining whether a loan restructuring constitutes a troubled debt restructuring ("TDR") outlined in Accounting Standards Codification ("ASC") No. 310-40, "Receivables—Troubled Debt Restructurings by Creditors," by providing additional guidance to a creditor in making the following required assessments needed to determine whether a restructuring is a TDR: (i) whether or not a concession has been granted in a debt restructuring; (ii) whether a temporary or permanent increase in the contractual interest rate precludes the restructuring from being a TDR; (iii) whether a restructuring results in an insignificant  delay in payment; (iv) whether a borrower that is not currently in payment default is experiencing financial difficulties; and (v) whether a creditor can use the effective interest rate test outlined in debtor’s guidance on restructuring of payables (ASC Topic No. 470-60-55-10) when evaluating whether or not a restructuring constitutes a TDR.  ASU 2011-2 is effective for interim periods beginning on or after June 15, 2011.  Adoption of ASU 2011-2 is not expected to have a material effect upon the Company's consolidated financial condition or results of operations.

In July 2010. the FASB issued Accounting Standards Update No. 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" ("ASU 2010-20").  ASU 2010-20 requires companies to provide a greater level of disaggregated information regarding: (1) the credit quality of their financing receivables; and (2) their allowance for credit losses.  ASU 2010-20 further requires companies to disclose credit quality indicators, past due information, and modifications of their financing receivables. For public companies, ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010.  ASU 2010-20 encourages, but does not require, comparative disclosures for earlier reporting periods that ended before initial adoption.  Adoption of ASU 2010-20 did not have a material impact upon the Company's consolidated financial condition or results of operations.

In February 2010, the FASB issued ASU No. 2010-11,  "Derivatives and Hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives"  ("ASU 2010-11").  ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation (separate accounting) requirements, and addresses various accounting issues associated with subordination of one financial instrument to another. ASU 2010-11 affirms that a credit derivative feature related to the transfer of credit risk that is the only form of subordination of one financial instrument to another is not subject to the embedded derivative bifurcation requirement.  Under ASU 2010-11, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may thus need to separately account for the embedded credit derivative feature.  In initially adopting ASU 2010-11, an entity may elect the fair value option for any investment in a beneficial interest in a securitized financial asset.  The election must be made on an instrument-by-instrument basis at the beginning of the fiscal quarter of initial adoption.  However, an entity must perform an impairment analysis of the investment before the initial adoption.  ASU 2010-11 was effective at the beginning of an entity’s first fiscal quarter commencing after June 15, 2010.   Adoption of ASU 2010-11 did not have a material effect upon the Company's financial condition or results of operations.

In January 2010, FASB issued Accounting Standards Update No. 2010-06, " Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements" ("ASU 2010-6").  ASU 2010-6 required new disclosures related to transfers into and out of fair value hierarchy Levels 1 and 2, as well as certain activities for assets whose fair value is measured under the Level 3 hierarchy. ASU 2010-6 also provided amendments clarifying the level of disaggregation and disclosures about inputs and valuation techniques along with conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-6 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of ASU 2010-6 has not had, and is not expected to have, a material impact upon the Company's financial condition or results of operations.

4.   TREASURY STOCK

The Company did not repurchase any shares of treasury stock during the three months ended March 31, 2011 and 2010.

5.   ACCOUNTING FOR GOODWILL

The Company has designated the last day of its fiscal year as its date for annual impairment testing.  The Company performed an impairment test as of December 31, 2010 and concluded that no impairment of goodwill existed.  No events or circumstances have occurred subsequent to December 31, 2010 that would, in management's opinion, reduce the fair value of the Company's reporting unit below its carrying value.  Such events or circumstances would require the immediate performance of an impairment test in accordance with ASC 350.

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

The following is a reconciliation of the numerators and denominators of basic EPS and diluted EPS for the periods presented:

	Three Months Ended March 31,
	2011	2010
	(Dollars in Thousands)
Numerator:
Net Income per the Condensed Consolidated Statements of Operations	$11,080	$9,470
Denominator:
Weighted-average number of shares outstanding utilized in the calculation of basic EPS	33,467,483	33,169,263

Common stock equivalents resulting from the dilutive effect of "in-the-money" outstanding stock options	283,269	92,332
Anti-dilutive effect of tax benefits associated with "in-the-money" outstanding stock options	(25,026)	(12,513)
Weighted average number of shares outstanding utilized in the calculation of diluted EPS	33,725,726	33,249,082

Common stock equivalents resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the Holding Company's common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 1,166,048 and 2,675,037 weighted-average stock options outstanding for the three-month periods ended March 31, 2011 and 2010, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

7.    ACCOUNTING FOR STOCK BASED COMPENSATION

During the three-month periods ended March 31, 2011 and 2010, the Holding Company and Bank maintained the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees; and the 2004 Stock Incentive Plan (collectively the "Stock Plans"), which are discussed more fully in Note 15 to the Company's audited consolidated financial statements for the year ended December 31, 2010, and which are subject to the accounting requirements of ASC 505-50 and ASC 718.

Stock Option Awards

Combined activity related to stock options granted under the Stock Plans during the periods presented was as follows:

	At or for the Three Months Ended March 31,
	2011	2010
	(Dollars in Thousands Except Option Price Amounts)
Options outstanding – beginning of period	3,213,007	3,266,920
Options granted	-	-
Weighted average exercise price of grants	-	-
Options exercised	116,319	-
Weighted average exercise price of exercised options	$11.20	-
Options forfeited	4,561	8,149
Weighted average exercise price of forfeited options	$16.73	$14.91
Options outstanding – end of period	3,092,127	3,258,771
Weighted average exercise price of outstanding options at the end of period	$14.75	$14.56
Remaining options available for grant	553,738	774,158
Exercisable options at end of period	2,671,554	2,539,516
Weighted average exercise price of exercisable options at the end of period	$15.08	$15.16
Cash received for option exercise cost	-	-
Income tax benefit (cost) recognized	-	-
Compensation expense recognized	227	237
Remaining unrecognized compensation expense	403	1,108
Weighted average remaining years for which compensation expense is to be recognized	2.0	1.6

The range of exercise prices and weighted-average remaining contractual lives of options outstanding, vested and unvested, under the Stock Plans were as follows:

	Outstanding Options as of March 31, 2011
Range of Exercise Prices	Amount	Weighted Average Exercise Price	Weighted Average Contractual Years Remaining	Vested Options as of March 31, 2011
$8.00 - $8.50	160,803	$8.34	8.1	74,957
$10.50 - $11.00	264,732	10.91	0.6	264,732
$12.50 - $13.00	87,541	12.75	9.1	-
$13.01-$13.50	512,203	13.16	1.8	512,203
$13.51-$14.00	866,375	13.74	6.1	662,375
$14.50-$15.00	34,425	14.92	6.9	17,212
$15.01-$15.50	318,492	15.10	4.2	318,492
$16.00-$16.50	76,320	16.45	3.8	76,320
$16.51-$17.00	51,943	16.73	7.3	25,970
$18.00-$18.50	80,000	18.18	7.2	80,000
$19.50-$20.00	639,293	19.90	2.8	639,293
Total	3,092,127	$14.75	4.2	2,671,554

The weighted average exercise price and contractual years remaining for vested options under the Stock Plans were $15.08 and 3.8 years, respectively, at March 31, 2011. There were no grants of stock options during the three months ended March 31, 2011 or 2010, respectively.

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

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan during the periods indicated:

	At or for the Three Months Ended March 31,
	2011	2010
	(Dollars in Thousands)
Unvested allocated shares – beginning of period	309,783	295,066
Shares granted	-	-
Shares vested	2,000	9,067
Shares forfeited	-	10,176
Unvested allocated shares – end of period	307,783	275,823
Unallocated shares - end of period	-	-
Compensation recorded to expense	$308	$255

8.   LOANS RECEIVABLE AND CREDIT QUALITY

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

All loans not classified as Special Mention, Substandard or Doubtful were deemed pass loans at both March 31, 2011 and December 31, 2010.

The Bank had no loans classified as Doubtful at March 31, 2011 or December 31, 2010.

The following is a summary of the credit risk profile of the real estate loans (including loans held for sale) by internally assigned grade as of the date indicated:

	Balance at March 31, 2011
Grade	One- to Four-Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total
	(Dollars in Thousands)
Pass	$67,345	$2,497,695	$359,576	$402,121	$8,428	$3,335,165
Special Mention	125	8,163	1,590	31,219	4,900	45,997
Substandard	195	8,166	5,885	18,593	-	32,839
Total real estate loans individually assigned a credit grade	$67,665	$2,514,024	$367,051	$451,933	$13,328	$3,414,001
Real estate loans not individually assigned a credit grade (1)	$42,437	-	-	-	-	$42,437
(1) Amount comprised of fully performing one- to four-family residential and cooperative unit loans with balances of $730 or less.  The credit quality of these loans was instead evaluated based upon payment activity.

	Balance at December 31, 2010
Grade	One- to Four-Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total
	(Dollars in Thousands)
Pass	$70,831	$2,483,695	$357,463	$426,518	$9,465	$3,347,972
Special Mention	127	10,367	5,989	23,150	5,773	45,406
Substandard	257	11,216	1,613	18,435	-	31,521
Total real estate loans individually assigned a credit grade	$71,215	$2,505,278	$365,065	$468,103	$15,238	$3,424,899
Real estate loans not individually assigned a credit grade (1)	$46,053	-	-	-	-	$46,053
(1) Amount comprised of fully performing one- to four-family residential and cooperative unit loans with balances of $730 or less.  The credit quality of these loans was instead evaluated based upon payment activity.

For consumer loans, the Company evaluates credit quality based on payment activity.  Consumer loans that are 90 days or more past due are placed on non-accrual status, while all remaining consumer loans are classified and evaluated as performing.

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

Grade	Balance at March 31, 2011	Balance at December 31, 2010
	(Dollars in Thousands)
Performing	$2,050	$2,523
Non-accrual	20	17
Total	$2,070	$2,540

The following is an age analysis of past due loans (including loans held for sale) as of the dates indicated:

At March 31, 2011
	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Still Accruing Interest
	(Dollars in Thousands)
Real Estate:
One- to four-family residential and cooperative unit	$977	$138	$62	$1,177	$108,925	$110,102	-
Multifamily residential and residential mixed use	1,859	1,294	7,201	10,354	2,503,670(a)	2,514,024	$1,750
Mixed use commercial real estate	1,634	-	3,909	5,543	361,508	367,051	-
Commercial real estate	4,036	2,070	9,758	15,864	436,069	451,933	-
Construction	-	-	2,283	2,283	11,045	13,328	2,283
Total real estate (including loans held for sale)	$8,506	$3,502	$23,213	$35,221	$3,421,217	$3,456,438	$4,033
Consumer	$2	$2	$20	$24	$2,046	$2,070	-
(a) Includes FHA/VA insured loans totaling $285.

At December 31, 2010
	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Still Accruing Interest
	(Dollars in Thousands)
Real Estate:
One- to four-family residential and cooperative unit	$130	$141	$223	$494	$116,774	$117,268	-
Multifamily residential and residential mixed use	4,435	2,631	11,058	18,124	2,487,054(a)	2,505,178	$3,510
Mixed use commercial real estate	190	3,051	1,217	4,458	360,607	365,065	-
Commercial real estate	3,059	7,592	11,494	22,145	446,058	468,203	331
Construction	-	-	4,500	4,500	10,738	15,238	4,500
Total real estate (including loans held for sale)	$7,814	$13,415	$28,492	$49,721	$3,421,231	$3,470,952	$8,341
Consumer	$6	$1	$17	$24	$2,516	$2,540	-
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

The following table summarizes loans on non-accrual status for the periods indicated:

	At March 31, 2011	At December 31, 2010
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family residential and cooperative unit	$62	$223
Multifamily residential and residential mixed use	5,451	7,548
Mixed use commercial real estate	3,909	1,217
Commercial real estate	9,758	11,163
Construction	-	-
Total real estate loans (including loans held for sale)	19,180	20,151
Consumer loans	20	17
Total non-accrual	$19,200	$20,168

Accruing Loans 90 Days or More Past Due:

Loans 90 days or more past due and still accruing interest totaled $4.0 million at March 31, 2011, and were comprised of: (i)  $1.8 million of well secured multifamily real estate loans that had not made their contractual balloon principal payment on the due date but are expected to be either satisfied or formally modified during 2011; and (ii) one construction loan totaling $2.3 million that had passed its contractual maturity date and is expected to either be satisfied or converted to a permanent real estate loan during 2011.

TDRs.

At March 31, 2011, the Bank had seventeen loans totaling $19.8 million whose terms were modified in a manner that met the criteria for a TDR.  Five of these loans, with an aggregate outstanding principal balance of $7.4 million, were on non-accrual status as of March 31, 2011, while the remaining twelve loans, with an outstanding principal balance of $12.4 million, were accruing TDRs at March 31, 2011.  Six of these TDRs were commercial real estate loans, eight were multifamily residential and mixed-use residential real estate loans and the remaining were mixed-use commercial real estate loans.  At December 31, 2010, the Bank had nineteen loans totaling $22.6 million whose terms were modified in a manner that met the criteria for a TDR.  Seven of these loans, with an aggregate outstanding principal balance of $10.1 million, were on non-accrual status as of December 31, 2010, while the remaining twelve loans, with an outstanding principal balance of $12.4 million, were accruing TDRs at December 31, 2010.  Eight of these TDRs were commercial real estate loans, eight were multifamily and residential mixed-use real estate loans and the remaining were mixed-use commercial real estate loans.

The Company does not restructure troubled consumer loans, thus all TDRs have been made on real estate loans.  The following table summarizes TDRs as of and for the three months ended March 31, 2011 and 2010:

	At or for the Three Months Ended March 31, 2011		At or for the Three Months Ended March 31, 2010
	No. of Loans	Balance	No. of Loans	Balance
	(Dollars in Thousands)
Loans modified during the period in a manner that met the definition of a TDR	-	$-	6	$14,200
Modifications granted:
Reduction of outstanding principal due	-	-	-	-
Deferral of principal amounts due	-	-	6	14,200
Temporary reduction in interest rate	-	-	6	14,200
Below market interest rate granted	-	-	5	13,150
Outstanding principal balance immediately before and after modification	-	-	6	14,200
Aggregate principal charge-off recognized on TDRs outstanding at period end	3	623	-	-
Outstanding principal balance at period end	17	19,828	9	19,517
TDRs that re-defaulted subsequent to being modified (at period end):	5	7,427	7	17,427
TDRs on accrual status at period end	12	12,401	2	2,090
TDRs on non-accrual status at period end	5	7,427	7	17,427

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  If a TDR is substantially performing in accordance with its restructured terms, management will look either to the present value of the expected cash flows from the debt service or the potential liquidation proceeeds of the underlying collateral in measuring impairment.  If a TDR has re-defaulted, only the likely realizable net proceeds from the liquidation of collateral is considered when measuring impairment.  While measured impairment on TDRs is typically charged off immediately, if such impairment was measured solely from a reduction in the present value of expected cash flows of a performing TDR, it may be reflected as allocated reserve within the allowance for loan losses.

Impaired Loans

At March 31, 2011, the Bank had fifty-two loans totaling $41.2 million deemed impaired (as defined in Note 9), compared to sixty-four loans totaling $44.1 million as of December 31, 2010.  The average balance of impaired loans was approximately $42.6 million during the three months ended March 31, 2011 and $29.1 million during the three months ended March 31, 2010.  During the three months ended March 31, 2011, write-downs of principal totaling $886,000 were recognized on impaired loans.  There were no write-downs of principal on impaired loans during the three months ended March 31, 2010.  In late 2010, the Bank commenced a general practice of immediately charging off calculated reserves on impaired loans.  At March 31, 2011, there was one impaired loan with a reserve of $298,000 allocated within the allowance for loan losses, related to a present value shortfall on cash flows associated with a performing TDR.   At March 31, 2010, an aggregate balance of $6.9 million was allocated within the allowance for loan losses for probable losses on impaired loans, and, with the exception of one loan with an outstanding balance of $2.5 million; all impaired loans had an allocated reserve at March 31, 2010.  The Bank disposed of six impaired loans with a recorded balance totaling $5.1 million during the three months ended March 31, 2011, receiving an aggregate amount approximating their recorded balance.  During the three months ended March 31, 2010, the Bank disposed of one impaired loan with a recorded balance of $500,000, receiving the recorded balance upon disposal.  Net interest received on impaired loans totaled $454,000 during the three months ended March 31, 2011, and $162,000 during the three months ended March 31, 2010.

At both March 31, 2011 and December 31, 2010, approximately $82,000 and $340,000, respectively, of one- to four-family residential and cooperative apartment loans with a balance of $730,000 or less and consumer loans were on nonaccrual status. These loans are considered as a homogeneous loan pool.  At March 31, 2011 and December 31, 2010, loans totaling $22.1 million and $24.3 million, respectively, while on accrual status, were deemed impaired.  The great majority of these loans were either accruing TDRs or loans past due 90 days or more but still accruing as of both March 31, 2011 and December 31, 2010.

Delinquent Serviced Loans Subject to a First Loss Position

The Bank has a first loss position associated with multifamily loans that it sold to FNMA between December 2002 and February 2009 (the "First Loss Position").  Under the terms of its seller/servicer agreement with FNMA, the Bank is obligated to fund FNMA all monthly principal and interest payments under the original terms of the loans until the earlier of the following events: (1) the loans have been fully satisfied or enter OREO status; or (2) the first loss position is fully exhausted.

At March 31, 2011, within the pool of multifamily loans sold to FNMA, there was one $1.4 million loan that was delinquent 90 days or more.  This loan was fully satisfied in April 2011, with all principal and interest arrears received.  At March 31, 2011, there were no loans within the pool of multifamily loans sold to FNMA delinquent between 30 and 89 days.  At December 31, 2010, within the pool of multifamily loans sold to FNMA, there were no loans 90 days or more delinquent and three loans totaling $3.7 million 30 to 89 days delinquent.

9.   ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR FIRST LOSS POSITION ON MULTIFAMILY LOANS SOLD TO FNMA

The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using, among other factors, past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.  Allocations to the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

                In determining its periodic allowance for loan losses, the Company has identified two portfolio segments: 1) real estate loans; and 2) consumer loans.  Consumer loans represent a nominal portion of the Company’s loan portfolio.  Within the real estate loan segment, the Bank analyzes the allowance based upon: 1) their designation as an impaired, special mention or pass graded loan; and 2) within loans designated as pass, the underlying collateral type.

Real Estate Loans

The Bank’s periodic evaluation of its allowance for loan losses on real estate loans has traditionally been comprised of three primary components.  The first two components relate to problem loans and are divided between loans deemed impaired (primarily classified and TDR loans) and loans designated as special mention.   The final component relates to pass graded or performing loans.

Impaired Loan Component

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified in a manner that meets the criteria of a TDR are deemed impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays or shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

All multifamily residential, mixed use, commercial real estate and construction loans that are deemed to meet the definition of impaired are individually evaluated for impairment.  In addition, all cooperative unit, one- to four-family residential and consumer loans over $730,000 are individually evaluated for impairment.  Impairment is typically measured using either: 1) the likely realizable value of a note sale; 2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected solely from liquidation of the collateral; or 3) the present value of estimated future cash flows using the loan’s existing rate.  TDRs are typically separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral less estimated disposal costs.  For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

 Until late 2010, the Company recognized impairment of real estate loans through an allocated reserve balance within the allowance for loan losses.  As a result, increases or decreases in either the amount of impaired loans, the magnitude of impairment of such loans, or the election to recognize the impairment as either an allocated reserve or a principal charge-off could create potential volatility within the allocated portion of the allowance for loan losses associated with such loans.  In late 2010, with the exception of performing TDRs, the Bank commenced a general practice of immediately charging off the specific components of the allowance related to loans individually classified as impaired, and not recognizing them through a reserve within the allowance for loan losses.  As previously mentioned, the Bank has retained the commonplace practice of recognizing an allocated reserve within the allowance for loan losses for instances in which impairment is measured solely from a reduction in the present value of expected cash flows of a performing TDR.  Since the allocated reserves related to performing TDRs have not historically been significant, the general practice of immediately charging off the specific components of the allowance related to loans individually classified as impaired (other than performing TDRs), although not mandated under GAAP, has significantly reduced the level of volatility of the allowance for loan losses associated with impaired loans.

There were no allocated reserves associated with impaired loans at December 31, 2010.  At March 31, 2011, an allocated reserve of $298,000 was recognized for a reduction in the present value of expected cash flows associated with one performing TDR loan.  Otherwise, there were no allocated reserves on impaired loans at March 31, 2011.  Charge-offs of measured impairment of principal balances (full or partial) on impaired loans totaled $886,000 and $656,000 during the three months ended March 31, 2011 and 2010, respectively.  In addition, charge-offs of $18,000 were recognized during the three months ended March 31, 2010 on impaired loans that were disposed of during the period.  As previously discussed, prior to July 1, 2010, if impairment was measured on these loans, a portion of the allowance was allocated so that the loan was reported, net of its measured impairment, once its allocated reserve within the allowance for loan losses was considered.

Large groups of smaller balance homogeneous real estate loans, such as cooperative unit and one-to four-family residential real estate loans with balances of $730,000 or less, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

Special Mention Component

In order to determine an expected loss percentage on its pool of special mention loans, the Bank calculates a rolling 12-month loss history analysis on its pool of such loans.  The loss percentage resulting from this analysis is then applied to the aggregate pool of special mention loans at the measurement date.  Based upon this methodology, increases or decreases in either the amount of special mention loans, or the magnitude of charge-offs recognized within the 12 months prior to the assessment date, will impact the estimated portion of the allowance for loan losses associated with such loans.  As a result, the allowance for loan losses associated with special mention loans is subject to great volatility.

The portion of the allowance for loan losses attributable to Special Mention loans increased from $1.9 million at December 31, 2010 to $2.1 million at March 31, 2011, primarily reflecting an increase of 0.43% in the 12-month loss history analysis performed on the Special Mention pool at March 31, 2011 compared to December 31, 2010.

Performing Loan Component (Pass Graded Loans)

The Bank initially looks to the underlying collateral type when determining the allowance for loan losses associated with performing real estate loans.  The following underlying collateral types are analyzed separately: 1) one- to four family residential and cooperative unit; 2) multifamily residential and residential mixed use; 3)mixed use commercial real estate, 4) commercial real estate; and 5) construction.  Within the analyses of each underlying collateral type, the following elements are additionally considered in determining the allowance for loan losses for performing loans:

i.	Charge-off experience
ii.	Economic conditions
iii.	Underwriting standards or experience
iv.	Loan concentrations
v.	The period of time the loan has been held and performing

The following is a brief synopsis of the manner in which each element is considered.

(i)  Charge off experience – Loans within the performing loan portfolio are segmented by significant common characteristics, against which historical loss rates are applied.  In late 2010, the Bank updated the historical period used in this methodology.  Previously, the 1992 to 1996 experience factors were used, since that period represented the most recent complete loss cycle experienced by the Bank for its geography and type of collateral.  During the final quarter of 2010, the Bank updated its experience factors to include only the period 2008 to 2010; for although the current credit cycle may not have completely run its course, the Bank concluded that there was sufficient data to make the experience factors from this period relevant and meaningful.

(ii) Economic conditions - At both March 31, 2011 and December 31, 2010, the Bank assigned an expected loss rate to its entire performing mortgage loan portfolio based, in part, upon a review of economic conditions affecting the local real estate market. Specifically, the Bank considered both the level of and recent trends in: 1) the local unemployment rate, 2) real estate vacancy rates, 3) real estate sales and pricing, and 4) delinquencies in the Bank’s loan portfolio.  At March 31, 2010, the Bank considered the same set of variables in its analysis of expected economic loss from the performing mortgage loan portfolio, however, due to the relatively higher level of uncertainty surrounding the local real estate market at that time, the Bank arrived at a higher expected loss rate for the performing loan group as compared to March 31, 2011.

(iii) Underwriting standards or experience – Underwriting standards are reviewed to ensure that changes in the Bank's lending policies and practices are adequately evaluated for risk and reflected in its analysis of potential credit losses.  Different loss expectations are incorporated into the methodology.  Based upon the Bank’s mitigation of only certain less critical underwriting practices during the year ended December 31, 2010 and the three months ended March 31, 2011, this component did not impact the methodology at either March 31, 2011 or December 31, 2010.

(iv) Concentrations of credit – The Bank regularly reviews its loan concentrations (both borrower and location) in order to ensure that heightened risk has not evolved that has not been captured through other factors.  The risk component of loan concentrations is regularly evaluated for reserve adequacy.

(v) The period of time loans have been held and performing (Loan Seasoning) – Generally, it is assumed that loans performing for a period of at least three years are likely to result in diminishing principal losses with the passage of time.  As a result, it is assumed that a lower expected loss percentage should be applied to these loans.  This element was given considerable weight in the evaluation of the allowance for loan losses at March 31, 2010, however, received significantly less consideration in the March 31, 2011 and December 31, 2010 evaluations.  The decrease in consideration resulted from an analysis of the loss experience recognized during the 2008 to 2010 recessionary period (to which the Company migrated late in 2010), which concluded that, contrary to this common assumption, the age or seasoning of the loan did not inversely correlate to the Bank's loss experience.

Consumer Loans

Loss percentages are applied to consumer loans based upon either their delinquency status or loan type.  These loss percentages are derived from a combination of the Company’s historical loss experience and/or nationally published loss data on these loans.  Consumer loans in excess of 120 days delinquent are typically fully charged off.

Changes in the aggregate allowance for loan losses for loans owned by the Bank were as follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in Thousands)
Balance at beginning of period	$19,166	$21,505
Provision for loan losses	1,426	3,447
Loans charged off	(1,201)	(769)
Recoveries	221	-
Transfer from reserves on loan commitments	51	437
Balance at end of period	$19,663	$24,620

The following table presents data regarding the allowance for loan losses and loans evaluated for impairment by class of loan within the real estate loan segment as well as for the aggregate consumer loan segment:

At or for the Three Months Ended March 31, 2011
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
	(Dollars in Thousands)
Beginning balance	$409	$14,226	$1,331	$2,821	$345	$19,132	$34
Charge-offs	(75)	(366)	(203)	(557)	-	(1,201)	-
Recoveries	-	121	3	97	-	221	-
Transfer from (to) reserve for loan commitments	-	97	(39)	(15)	8	51	-
Provision (reduction)	(54)	347	(18)	1,186	(35)	1,426	-
Ending balance	$280	$14,425	$1,074	$3,532	$318	$19,629	$34

Ending balance – loans individually evaluated for impairment	-	$13,130	$5,074	$20,669	$2,283	$41,156	-
Ending balance – loans collectively evaluated for impairment	$110,102	$2,500,894	$361,977	$431,264	$11,045	$3,415,282	$2,070
Allowance balance associated with loans individually evaluated for impairment	$-	$-	$-	$298	$-	$298	$-
Allowance balance associated with loans collectivelly evaluated for impairment	280	14,425	1,074	3,234	318	19,331	34

Due to their small individual balances, the Bank does not evaluate individual consumer loans for impairment.  The following table summarizes impaired real estate loans for the periods indicated:

	At or for the Three Months Ended March 31, 2011
	Unpaid Principal Balance at Period End	Recorded Investment at Period End	Reserve Balance Allocated Within the Allowance for Loan Losses at Period End	Average Balance	Interest Income Recognized
	(Dollars in Thousands)
Multifamily Residential and Residential Mixed Use
With no allocated reserve	$15,751	$13,130	-	$14,749	$123
With an allocated reserve	-	-	-	-	-
Mixed Use Commercial Real Estate
With no allocated reserve	5,074	5,074	-	3,731	36
With an allocated reserve	-	-	-	-	-
Commercial Real Estate
With no allocated reserve	16,748	14,826	-	17,834	48
With an allocated reserve	5,843	5,843	298	2,922	156
Construction
With no allocated reserve	2,283	2,283	-	3,391	91
With an allocated reserve	-	-	-	-	-
Total
With no allocated reserve	$39,856	$35,313	-	$39,705	$298
With an allocated reserve	5,843	5,843	298	2,922	156

At December 31, 2010:	Unpaid Principal Balance at Period End	Recorded Investment at Period End	Reserve Balance Allocated Within the Allowance for Loan Losses at Period End
	(Dollars in Thousands)
Multifamily Residential and Residential Mixed Use
With no allocated reserve	$19,460	$16,368	-
With an allocated reserve		-	-
Mixed Use Commercial Real Estate
With no allocated reserve	2,388	2,387	-
With an allocated reserve	-	-	-
Commercial Real Estate
With no allocated reserve	23,771	20,842	-
With an allocated reserve	-	-	-
Construction
With no allocated reserve	4,500	4,500	-
With an allocated reserve	-	-	-
Total
With no allocated reserve	$50,119	$44,097	-
With an allocated reserve	-	-	-

The Bank maintains a reserve liability in relation to the First Loss Position that reflects estimated losses on this loan pool at each period end.  For performing loans within the FNMA serviced pool, the reserve recognized is the present value of the estimated losses calculated based upon the historical loss experience for comparable multifamily loans owned by the Bank.  For problem loans within the pool, the estimated losses are determined in a manner consistent with impaired or classified loans within the Bank's loan portfolio.

The following is a summary of the aggregate balance of multifamily loans serviced for FNMA, the period-end First Loss Position associated with these loans, and activity in the related reserve liability.

	At or for the Three Months Ended March 31,
	2011	2010
	(Dollars in Thousands)
Outstanding balance of multifamily loans serviced for FNMA at period end	$360,971	$428,044
Total First Loss Position at end of period	16,789	18,697
Reserve Liability on the First Loss Position
Balance at beginning of period	$2,993	$4,373
Transfer of specific reserve for serviced loans re-acquired by the Bank	-	-
Provision for losses on problem loans(1)	-	-
Charge-offs and other net reductions in balance	-	(152)
Balance at period end	$2,993	$4,221
(1) Amount recognized as a component of mortgage banking income during the period.

During the three months ended March 31 2010, the Bank received approval from FNMA to reduce the total First Loss Position by $1.5 million for losses incurred.

The Bank has elected to periodically repurchase problematic or non-problematic loans from within the FNMA serviced loan pool.  The repurchase of problematic loans is made in order to expedite their resolution and control losses.  All such elections have been made on an individual loan/borrower basis.  All repurchases from FNMA are made at par, and any reserves recognized on the re-acquired loan within the FNMA reserve analysis reduce the recorded balance of the loan when it is transferred to the Bank’s portfolio.  In most instances, all economic losses realized by the Bank on the re-acquired loans can be applied against the First Loss Position, and any material exceptions for individual loans are disclosed in the Company’s public filings. Since the Bank is fully responsible for all losses on FNMA serviced loans up to the First Loss Position, it has greater incentive to minimize losses. Had the resolution of these loans been left to FNMA to manage, management believes that the ultimate losses recognized would have been greater.  The Bank did not re-acquire any problematic loans within the pool of loans serviced for FNMA during the three months ended March 31, 2011 or 2010 .

10.   INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following is a summary of major categories of securities owned by the Company at March 31, 2011.

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses	Book Value	Other Unrealized Losses	Fair Value
			(Dollars in Thousands)
Held-to-Maturity:
Pooled bank trust preferred securities ("TRUPS")	$18,983	$10,673	$(1,591)	-	$(1,890)(2)	$7,192	$(634)	$6,558
Available-for-sale:
Mutual fund investments	4,970	3,545	-	1,106	(7)	4,644	-	4,644
Agency notes	129,331	129,331	-	3	(337)	128,997	-	128,997
Pass-through MBS issued by GSEs	91,382	91,382	-	4,890	-	96,272	-	96,272
Collateralized mortgage obligations ("CMOs") issued by GSEs	27,722	27,722	-	812	-	28,534	-	28,534
Private issuer pass through MBS	2,120	2,120	-	-	(138)	1,982	-	1,982
Private issuer CMOs	1,912	1,912	-	32	-	1,944	-	1,944
Total	$276,420	$266,685	$(1,591)	$6,843	$(2,372)	$269,565	$(634)	$268,931
(1) Amount represents the purchase amortized / historical cost less any credit-related OTTI charges recognized through earnings.
(2) Amount represents the unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on
     September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

The following is a summary of major categories of securities owned by the Company at December 31, 2010.

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses	Book Value	Other Unrealized Losses	Fair Value
			(Dollars in Thousands)
Held-to-Maturity:
TRUPs	$19,008	$10,760	$(2,203)	-	$(1,916)(2)	$6,641	$(2,233)	$4,408
Available-for-sale:
Mutual fund investments	4,962	3,537	-	957	(4)	4,490	-	4,490
Agency notes	81,388	81,388	-	5	(241)	81,152	-	81,152
Pass-through MBS issued by GSEs	100,847	100,847	-	5,236	-	106,083	-	106,083
CMOs issued by GSEs	32,953	32,953	-	1,012	-	33,965	-	33,965
Private issuer pass through MBS	2,363	2,363	-	-	(65)	2,298	-	2,298
Private issuer CMOs	2,122	2,122	-	50	-	2,172	-	2,172
Total	243,643	233,970	$(2,203)	7,260	(2,226)	236,801	(2,233)	$234,568
(1) Amount represents the purchase amortized / historical cost less any credit-related OTTI charges recognized through earnings.
(2) Amount represents the remaining unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

At March 31, 2011, the agency note investments in the above table had contractual maturities as follows:

	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due after one year through five years	$128,941	$128,605
Due after five years through ten years	390	392
	$129,331	$128,997

The held-to-maturity TRUPs had a weighted average term to maturity of 23.8 years at March 31, 2011.  At March 31, 2011, MBS available-for-sale (which include pass-through MBS issued by GSEs, CMOs issued by GSEs, private issuer pass through MBS and private issuer CMOs) possessed a weighted average contractual maturity of 16.7 years and a weighted average estimated duration of 2.2 years.  There were no sales of MBS available-for-sale during the three months ended March 31, 2011 and 2010.

There were no sales of investment securities available-for-sale during the three months ended March 31, 2011.  Proceeds from the sales of investment securities available-for-sale (which include mutual funds and agency notes) were $1.1 million during the three months ended March 31, 2010.  A gain of $326,000 was recognized on these sales.  On March 31, 2010, the Company transferred six mutual fund investments totaling $1.4 million from available-for-sale to trading.  On the date of transfer, unrealized holding gains totaling $242,000 were recognized on these investments.

At March 31, 2011, in management’s judgment, the credit quality of the collateral pool underlying six of the Company's eight pooled bank trust preferred securities had deteriorated to the point that full recovery of the Company’s initial investment was considered uncertain, thus resulting in recognition of OTTI charges.  At March 31, 2011, these six securities had credit ratings ranging from  "D" to "Caa3."

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

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's trust preferred securities.

	At or for the Three Months Ended March 31, 2011			At or for the Three Months Ended March 31, 2010
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
	(Dollars in Thousands)
Cumulative balance at the beginning of the period	$8,247	$2,203	$10,450	$5,772	$4,425	$10,197
Cumulative effect adjustment of adopting ASC 320-10-65	-	-	-	-	-	-
OTTI recognized on securities with previous OTTI	63	-	63	166	50	216
Reductions and transfers to credit-related OTTI	-	(605)	(605)	-	(254)	(254)
Amortization of previously recognized OTTI	-	(7)	(7)	-	(26)	(26)
Cumulative balance at end of the period	$8,310	$1,591	$9,901	$5,938	$4,195	$10,133

The remaining aggregate amortized cost of pooled bank trust preferred securities that could be subject to future OTTI charges through earnings was $10.7 million at March 31, 2011.  Of this total, unrealized losses of $3.5 million have already been recognized as a component of accumulated other comprehensive loss.

In March 2010, the Company sold a portion of one of the five mutual fund investments for which it had previously recognized OTTI charges, recovering $685,000 of the apportioned OTTI previously recognized on these fund shares.

The remaining four mutual fund investments are Company-owned assets that are earmarked for the payment of benefits earned by participants in the BMP.  The Company elected to transfer a portion of four mutual fund investments that are earmarked for future settlement of non-qualified 401(k) Plan defined contribution benefits earned under the BMP from available-for-sale into trading effective March 31, 2010.  The Company simultaneously transferred two additional mutual fund balances that are similarly earmarked for payment of non-qualified 401(k) benefits earned under the BMP, which were never deemed to meet the criteria of OTTI, from available-for-sale into trading.  The transfer of these six mutual funds on March 31, 2010 has produced an offset within the Company's operating results for any required changes in future BMP benefit expense caused by fluctuations in the market value of these earmarked investments.  As a result of the transfer from available-for-sale into trading, approximately $336,000 of previously recognized OTTI on these investments was recovered.

The remainder of the Company's investment in the initial four mutual funds discussed in the previous paragraph is earmarked for future settlement of non-qualified pension benefits earned under the BMP. The recovery of their apportioned OTTI through March 2011 has remained unrealized as a component of accumulated other comprehensive income.

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's equity mutual funds (contained within investment securities available-for-sale):

	At or For the Three Months Ended March 31,
PRE-TAX OTTI:	2011	2010
	(Dollars in Thousands)
Cumulative balance at the beginning of the period	$1,425	$3,063
OTTI recognized during the period	-	-
Reduction of OTTI for securities sold during the period	-	(685)
Reduction of OTTI for securities transferred to trading during the period	-	(336)
Cumulative balance at end of the period	$1,425	$2,042

The following table summarizes the gross unrealized losses and fair value of investment securities and MBS as of March 31, 2011, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position.

	Total		12 or More Consecutive Months of Unrealized Losses		Less than 12 Consecutive Months of Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(Dollars in thousands)
Held-to-Maturity Securities:
TRUPs (1)	$6,558	$4,115	$6,558	$4,115	$-	$-
Available-for-Sale Securities:
Federal agency Obligations	118,639	337	-	-	118,639	337
Fixed Income mutual fund	506	7	-	-	506	7
Private issuer pass through MBS	1,982	138	1,982	138
Total	$127,685	$4,597	$8,540	$4,253	$119,145	$344
(1) At March 31, 2011, the recorded balance of these securities was $7.2 million.  This balance reflected both the remaining unrealized loss of $1.9 million that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity) for two trust preferred securities that have not been deemed OTTI, and an unrealized loss of $1.6 million that has been recognized in accumulated other comprehensive loss that represents the non-credit component of impairment for five trust preferred securities that have been deemed OTTI.  In accordance with both ASC 320-10-35-17 and ASC 320-10-65, these unrealized losses are currently being amortized over the remaining estimated life of these securities.

Trust Preferred Securities That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At March 31, 2011, two of the TRUPs, with an amortized cost of $7.2 million were not deemed to have OTTI.  These securities remained in an unrealized loss for 12 or more consecutive months, and their cumulative unrealized loss was $3.0 million at March 31, 2011, reflecting both illiquidity in the marketplace and concerns over future bank failures.  At March 31, 2011, these securities had ratings ranging from "CC" to "Ba1" on one and "CCC" to "Ba1" on the other.  Despite both the significant decline in market value and the duration of their impairment, management believes that the unrealized losses on these securities at March 31, 2011 were temporary, and that the full value of the investments will be realized once the market dislocations have been removed, or as the securities continue to make their contractual payments of principal and interest.  In making this determination, management considered the following:

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

The remaining six trust preferred securities, with an aggregate amortized cost of $3.4 million at March 31, 2011, have previously been determined to meet the OTTI criteria.

Private Issuer Pass Through MBS That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At March 31, 2011, the Company owned one private label pass-through MBS that possessed unrealized losses for 12 or more consecutive months, with an amortized cost of $2.1 million and an unrealized loss of $138,000. The Company's investment is in the most senior tranche (or repayment pool) of this security.  Despite a challenging real estate marketplace, the private label pass-through MBS made contractual principal and interest payments that reduced its principal balance by approximately 28% during the twelve months ended March 31, 2011.  At March 31, 2011, the Company performed an analysis of likely potential defaults of the real estate loans underlying this security in the current economic environment, and determined that this security could reasonably be expected to continue making all contractual payments.  The Company has no intent to sell this security and it is not likely that the Company will be required to sell this security before the recovery of its remaining amortized cost.

The following summarizes the gross unrealized losses and fair value of investment securities and MBS as of December 31, 2010, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Total		12 or More Consecutive Months of Unrealized Losses		Less than 12 Consecutive Months of Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(Dollars in thousands)
Held-to-Maturity Securities:
TRUPs	$4,408	$6,352	$4,408	$6,352	$-	$-
Available-for-Sale Securities:
Federal agency Obligations	75,756	241	-	-	75,756	241
Fixed Income mutual fund	506	4	-	-	506	4
Private issuer pass through MBS	2,298	65	2,298	65
Total	$82,968	$6,662	$6,706	$6,417	$76,262	$245

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

The following tables present the assets that are reported on the condensed consolidated statements of financial condition at fair value as of March 31, 2011 by level within the fair value hierarchy.  As required by ASC 820-10, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured at Fair Value on a Recurring Basis at March 31, 2011
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Three Months Ended March 31, 2011
	(Dollars in Thousands)
Trading securities (Registered Mutual Funds):
Domestic Equity	$717	$717	$-	$-	$-
International Equity	111	111	-	-	-
Fixed Income	713	713	-	-	-
Investment securities available-for-sale	133,641	4,644	128,997	-	-
MBS available-for-sale	128,732	-	128,732	-	-

Assets Measured at Fair Value on a Recurring Basis at December 31, 2010
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Three Months Ended March 31, 2010
	(Dollars in Thousands)
Trading Securities (Registered Mutual Funds)
Domestic Equity	$-	$672	$-	$-	$-
International Equity	-	108	-	-	-
Fixed Income	-	710	-	-	-
Investment securities available-for-sale	$85,642	$4,883	$80,759	$-	$-
MBS available-for-sale	144,518	-	144,518	-	-

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

The Company’s trading securities are registered, actively-traded mutual funds that satisfy the criteria for Level 1 valuation. The Company's available-for-sale investment securities and MBS at March 31, 2011 were categorized as follows:

Investment Category	Percentage of Total	Valuation Level Under ASC 820-10
Pass Through MBS or CMOs issued by GSEs	47.6%	Two
Federal agency obligation notes	49.1	Two
Pass Through MBS or CMOs issued by entities other than GSEs	1.5	Two
Mutual fund investments	1.8	One

The agency notes owned by the Company possessed the highest possible credit rating published by multiple established credit rating agencies as of March 31, 2011.  Obtaining a market value as of March 31, 2011 for these securities utilizing significant observable inputs as defined under ASC 820-10 was not difficult due to their continued marketplace demand.  The pass-through MBS and CMOs issued by GSEs, which comprised approximately 47.6% of the Company's total available-for-sale investment securities and MBS at March 31, 2011, all possessed the highest possible credit rating published by multiple established credit rating agencies as of March 31, 2011.  Obtaining a market value as of March 31, 2011 for these securities utilizing significant observable inputs as defined under ASC 820-10 was not difficult due to their considerable demand.  In accordance with established policies and procedures, the Company utilized a midpoint value obtained as its recorded fair value for securities that were valued with significant observable inputs.

As of March 31, 2011 and 2010, the Company owned one pass through MBS issued by an entity other than a GSE.  This security had an amortized cost basis of $2.1 million at March 31, 2011.  The Company's investment is within the senior tranche of this security, and the weighted average contractual interest rate on the security was 5.0% at both March 31, 2011 and 2010.  The assets underlying this security are a pool of 15-year fixed rate amortizing prime mortgages on residential properties located throughout the United States.  The underlying mortgages were originated in 2005, and, as of March 31, 2011, had a weighted average coupon of 5.26% and a weighted average loan-to-value ratio of 46%. There is no significant geographical concentration on the underlying mortgages, and less than 9% of the total underlying mortgage pool was delinquent at March 31, 2011.   The credit ratings on this security ranged from Caa1 to Ba1 at March 31, 2011.  As a result of the overall credit quality of this investment, marketplace demand was deemed sufficient at March 31, 2011 to permit it to be valued utilizing estimated sales determined under benchmarking and matrix pricing.  The Company obtained such values from at least two credible independent market sources, and verified that the values were prepared utilizing significant observable inputs as defined under ASC 820-10.

As of March 31, 2011 and 2010, the Company owned one CMO issued by an entity other than a GSE.  This security had an amortized cost basis of $1.9 million at March 31, 2011.  The Company's investment is within the senior tranche of this security, and the weighted average contractual interest rate on the security was 4.5% at both March 31, 2011 and 2010.  The assets underlying this security are a pool of 15-year fixed rate amortizing prime mortgages on residential properties located throughout the United States.  The underlying mortgages were originated in 2003, and, as of March 31, 2011, had a weighted average coupon of 5.39% and a weighted average loan-to-value ratio of 30%. Approximately 45% of the underlying mortgages are located in California, while the remainder are diversified geographically.  Less than one percent of the total underlying mortgage pool was delinquent at March 31, 2011.   This security possessed the highest possible credit rating published by multiple established credit rating agencies at March 31, 2011.  As a result of the overall credit quality of this investment, marketplace demand was deemed sufficient  at March 31, 2011 to permit it to be valued utilizing estimated sales determined under benchmarking and matrix pricing.  The Company obtained such values from at least two credible market sources, and verified that these values were prepared utilizing significant observable inputs as defined under ASC 820-10.

Assets Measured at Fair Value on a Non-Recurring Basis at March 31, 2011
			Fair Value Measurements Using
Description	Total		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Three Months Ended March 31, 2011
	(Dollars in Thousands)
TRUPs	$1,192	(1)	$-	$-	$1,192	$63	(2)
Impaired loans			-	-	41,156	980	(3)
Multifamily Residential and Residential Mixed Use Real Estate	13,130		-	-	13,130	245	(3)
Mixed Use Commercial Real Estate	5,074		-	-	5,074	201	(3)
Commercial Real Estate	20,669		-	-	20,669	460	(3)
Construction	2,283		-	-	2,283	-
(1)      Amount represents the fair value of five held-to-maturity TRUPs that were deemed OTTI at March 31, 2011.
(2)      Amount represents the total OTTI (credit or non-credit related) recognized on TRUPs during the three months ended March 31, 2011.
(3)      Amount represents total charge-offs on impaired loans during the three months ended March 31, 2011.

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2010
			Fair Value Measurements Using
Description	Total		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Three Months Ended March 31, 2010
	(Dollars in Thousands)
TRUPs	$650	(1)	$-	$-	$650	$211	(2)
Impaired loans:
Multifamily Residential and Residential Mixed Use Real Estate	16,368		-	-	16,368	634	(3)
Mixed Use Commercial Real Estate	2,387		-	-	2,387	42	(3)
Commercial Real Estate	20,842		-	-	20,842	19	(3)
Construction	4,500		-	-	4,500	-
            (1)      Amount represents the fair value of two held-to-maturity TRUPs that were deemed OTTI at December 31, 2010.
(2)      Amount represents the total OTTI (credit or non-credit related) recognized on TRUPs during the three months ended March 31, 2010.
(3)      Amount represents total charge-offs on impaired loans during the three months ended March 31, 2010.

TRUPs Held to Maturity - At March 31, 2011 and December 31, 2010, the Company owned eight TRUPs classified as held-to-maturity.  Late in 2008, the market for these securities became illiquid, and continued to be deemed illiquid as of March 31, 2011.  As a result, at both March 31, 2011 and December 31, 2010, their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing).  Under the blended valuation approach, the Bank utilized the following valuation sources: 1) broker quotations, which were deemed to meet the criteria of "distressed sale" pricing under the guidance of ASC 820-10-65-4, were given a minor 10% weighting; 2) An internally created cash flow valuation model that considered the creditworthiness of each individual issuer underlying the collateral pools, and utilized default, cash flow and discount rate assumptions determined by the Company's management (the "Internal Cash Flow Valuation"), was given a 45% weighting; and 3) a minimum of two of three available independent cash flow model valuations were averaged and given a 45% weighting.

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

Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at March 31, 2011 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through either a negotiated note sale value, or, more commonly, either a current independent appraisal or a drive-by inspection combined with a comparison of the collateral with similar properties in the area by either a licensed appraiser or real estate broker.  An appraisal is generally ordered for all impaired multifamily residential, mixed use or commercial real estate loans for which the most recent appraisal is more than one year old.  The Bank never adjusts independent appraisal data upward.  Occasionally, management will adjust independent appraisal data downward based upon its own lending expertise and/or experience with the subject property, utilizing such factors as potential note sale values, or a more refined estimate of costs to repair and time to lease the property.  Adjustments for potential disposal costs are also considered when determining the final appraised value.  Of the 39 impaired loans at March 31, 2011, management utilized a likely negotiated note sale value as the valuation for seven of the loans and reduced the independent appraisal value in determining the fair value of nineteen of the loans.  In instances in which foreclosure and sale of the collateral property are deemed to provide the likely ultimate realizable value, estimated disposal costs of 10% of the appraised value are applied against the realizable value.

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

Loans, Net - The fair value of loans receivable is determined by discounting anticipated future cash flows of the loans, net of anticipated prepayments, using a discount rate reflecting current market rates for loans with similar terms.  This methodology is applied to all loans, inclusive of non-accrual loans, as well as impaired loans for which a write-down to the current fair market value of the underlying collateral is not deemed warranted (generally loans that are sufficiently collateralized).  In addition, the valuation of loans generally reflects the consideration of sale pricing for loan types that had traditionally been subject to sales to FNMA (over 80% of the outstanding loan portfolio).  Due to significant market dislocation for multifamily loan sales that commenced in 2008, secondary market prices were given little weighting in deriving loan valuation at March 31, 2011.   The valuation of impaired loans for which a write down is warranted was discussed previously within this Note.

Mortgage Servicing Rights ("MSR") - The estimated fair value of MSR is obtained through independent third party valuation, and is derived by calculating the present value of estimated future net servicing cash flows, using estimated prepayment, default, servicing cost and discount rate assumptions.  All estimates and assumptions utilized in the valuation of MSR are derived based upon actual historical results for the Bank, or, in the absence of such data, from historical results for the Bank's peers.

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

Based upon the aforementioned valuation methodologies, the estimated carrying amounts and estimated fair values of all of the Company's financial instruments and liabilities were as follows:

At March 31, 2011	Carrying Amount	Fair Value
	(Dollars in Thousands)
Assets:
Cash and due from banks	$171,745	$171,745
Federal funds sold and other short term investments	4,461	4,461
Investment securities held to maturity (TRUPs)	7,192	6,558
Available-for-sale securities:
Mutual fund investments	4,644	4,644
Agency notes	128,997	128,997
Pass-through MBS issued by GSEs	97,004	97,004
CMOs issued by GSEs	27,802	27,802
Private issuer pass-through MBS	1,982	1,982
Private issuer CMOs	1,944	1,944
Trading securities	1,541	1,541
Loans, net	3,437,124	3,584,243
Loans held for sale	1,721	1,720
MSR	2,095	2,593
FHLBNY capital stock	51,718	N/A
Liabilities:
Savings, money market and checking accounts	1,313,656	1,313,656
CDs	1,089,029	1,103,095
Escrow and other deposits	108,865	108,865
REPOs	195,000	215,110
FHLBNY advances	990,525	1,027,652
Trust Preferred securities payable1	70,680	67,146
Commitments to extend credit	786	786
1 The fair value of these liabilities is measured by independent market quotations obtained based upon transactions occurring in the market as of the disclosure date.

At December 31, 2010	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$86,193	$86,193
Investment securities held to maturity (TRUPs)	6,641	4,408
Available-for-sale securities:
Mutual fund investments	4,490	4,490
Agency notes	81,152	81,152
Pass-through MBS issued by GSEs	106,083	106,083
CMOs issued by GSEs	33,965	33,965
Private issuer pass through MBS	2,298	2,298
Private issuer CMOs	2,172	2,172
Loans, net	3,451,018	3,598,027
Loans held for sale	3,308	3,309
MSR	2,271	2,840
Federal funds sold and other short-term investments	4,536	4,536
FHLBNY capital stock	51,718	N/A
Liabilities:
Savings, money market and checking accounts	1,290,929	1,290,929
CDs	1,059,652	1,074,114
Escrow and other deposits	68,542	68,542
REPOs	195,000	217,735
FHLBNY Advances	990,525	1,032,555
Trust Preferred securities payable1	70,680	63,612
Commitments to extend credit	631	631
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

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)

Service cost	$-	$33	$-	$29
Interest cost	339	86	336	79
Actuarial adjustment to prior period interest cost and amortization	-	-	(325)	-
Expected return on assets	(361)	-	-	-
Unrecognized past service liability	-	-	-	-
Amortization of unrealized loss	312	29	232	14
Net periodic cost	$290	$148	$243	$122

The Company disclosed in its consolidated financial statements for the year ended December 31, 2010 that it expected to make contributions or benefit payments totaling $48,000 to the Employee Retirement Plan, $389,000 to the BMP, $135,000 to the Outside Director Retirement Plan, and $173,000 to the Postretirement Plan during the year ending December 31, 2011.  The Company made contributions of $12,000 to the Employee Retirement Plan during the three months ended March 31, 2011, and expects to make an additional $36,000 of contributions or benefit payments during the remainder of 2011.  The Company made benefit payments of $33,000 to the Outside Director Retirement Plan during the three months ended March 31, 2011, and expects to make an additional $98,000 of contributions or benefit payments during the remainder of 2011.  The Company made net contributions totaling $19,000 to the Postretirement Plan during the three months ended March 31, 2011, and expects to make the remainder of the estimated $173,000 of net contributions or benefit payments during 2011.  The Company made no contributions to the BMP during the three months ended March 31, 2011.  The Company does not expect to make any benefit payments from or contributions to the BMP during the remainder of 2011, since anticipated retirements that formed the basis for the expected benefit payments in 2011 are presently not expected to occur.

13.   INCOME TAXES

During the three months ended March 31, 2011, the Company's consolidated effective tax rate was 40.6%, slightly above its expected 40% normalized rate.

During the three months ended March 31, 2010, the Company's consolidated effective tax rate, which was expected to approximate 37%, was 41.3%.  During the three months ended March 31, 2010, the Company recognized gains totaling $569,000 on both the sale of the mutual funds and the transfer of mutual funds into trading.  From a tax perspective, since: (i) these events triggered the reversal of deferred tax assets previously recognized when the Company recorded OTTI charges in March 2009; and (ii) the deferred tax assets on the OTTI were established at a statutory rate approximating 45% (significantly in excess of the then current consolidated 37% tax rate), their reversal created a higher effective tax rate during the March 2010 quarter.

14.   NET MORTGAGE BANKING INCOME

Net mortgage banking income presented in the condensed consolidated statements of operations was comprised of the following items:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
(Loss) Gain on the sale of loans held for sale	$(67)	$42
Credit (Provision) to the liability for First Loss Position	-	-
Recovery of write down of mortgage servicing asset	-	-
Mortgage banking fees	160	169
Net mortgage banking income	$93	$211

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Holding Company is a Delaware corporation and parent company of the Bank, a federally-chartered stock savings bank.  The Bank maintains its headquarters in the Williamsburg section of Brooklyn, New York and operates twenty-six full service retail banking offices located in the New York City ("NYC") boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank’s principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, one- to four-family residential, construction and land acquisition loans, consumer loans, MBS, obligations of the U.S. government and GSEs, and corporate debt and equity securities.

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

The Bank's primary strategy is generally to seek to increase its product and service utilization for each individual depositor, and increase its household and deposit market shares in the communities that it serves.  In addition, the Bank’s primary strategy includes the origination of, and investment in, mortgage loans, with an emphasis on multifamily residential and mixed-use real estate loans.  In late 2008, the Company began restricting its plans for future growth based upon the desire to retain capital levels sufficient to accommodate potential credit quality problems resulting from the downturn in the economy and the local real estate market.  This strategy continued throughout 2009, 2010 and the three months ended March 31, 2011.

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

The years ended December 31, 2010 and 2009 were dominated by a global real estate and economic recession fueled by significant weakness and/or failure in many of the world's largest financial institutions, coupled with ongoing economic and political turmoil in various parts of the world.  These events led to historically high dislocations in credit markets, creating favorable origination spreads from the benchmark origination interest rates during the period.  This increase, coupled with the continuation of historically low benchmark short-term interest rates by the Federal Open Market Committee ("FOMC") (which greatly impact the pricing of the Bank's retail deposits), resulted in year-over-year increases in both net interest spread and net interest margin during the years ended December 31, 2010 and 2009, thus favorably impacting the Company's consolidated earnings during the period.  Partially offsetting this benefit were increased credit costs on Bank-owned loans and TRUPs that were recognized during both 2010 and 2009, as well as increased credit costs recognized during 2009 on loans sold to FNMA with recourse.  While both the U.S. and world marketplaces saw greater signs of stability and recovery commencing in late 2010 and continuing during the three months ended March 31, 2011, the FOMC continued its monetary policy actions aimed at maintaining short-term interest rates at historically low levels.  This continued to benefit the Company's net interest margin, more particularly its funding costs, during the three months ended March 31, 2011.  Credit costs also remained significantly higher than the levels experienced prior to 2009.

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

The new rate schedule and other revisions to the assessment rules became effective April 1, 2011 and will be used to calculate the Bank’s June 30, 2011 invoices for assessments due September 30, 2011.  As revised by the final rule, for depository institutions with less than $10 billion in assets, such as the Bank, the initial base assessment rates will range from five to nine basis points for Risk Category I institutions and are fourteen basis points for Risk Category II institutions, twenty-three basis points for Risk Category III institutions and thirty-five basis points for Risk Category IV institutions.  Total base assessment rates, after applying the unsecured debt and brokered deposit adjustments, will range from two and one-half to forty-five basis points.  This new assessment rate schedule is expected to result in reduced deposit insurance expenses for the Company.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended March 31,
	2011		2010
Performance and Other Selected Ratios:
Return on Average Assets	1.08%		0.94%
Return on Average Stockholders' Equity	13.31		12.59
Stockholders' Equity to Total Assets	8.14		7.50
Loans to Deposits at End of Period	143.94		150.81
Loans to Earning Assets at End of Period	91.35		91.52
Net Interest Spread	3.38		3.23
Net Interest Margin	3.62		3.46
Average Interest Earning Assets to Average Interest Bearing Liabilities	110.99		108.79
Non-Interest Expense to Average Assets	1.65		1.56
Efficiency Ratio	45.60		45.00
Effective Tax Rate	40.64		41.31
Dividend Payout Ratio	42.42		50.00
Per Share Data:
Reported EPS (Diluted)	$0.33		$0.28
Cash Dividends Paid Per Share	0.14		0.14
Stated Book Value	9.72		8.97
Asset Quality Summary:
Net Charge-offs	$980		$769
Non-performing Loans	19,200		29,520
Non-performing Loans/Total Loans	0.56%		0.85%
Non-performing Assets	$19,770		$30,936
Non-performing Assets/Total Assets	0.48%		0.75%
Allowance for Loan Loss/Total Loans	0.57		0.71
Allowance for Loan Loss/Non-performing Loans	102.41		83.40
Earnings to Fixed Charges Ratios (1)
Including Interest on Deposits	1.98	x	1.75	x
Excluding Interest on Deposits	2.52		2.15
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

Allowance for Loan Losses. The Bank's methods and assumptions utilized to periodically determine its allowance for loan losses are summarized in Note 9 to the condensed consolidated financial statements.

Reserve for Loan Commitments.  The reserve for loan commitments is determined based upon the historical loss experience of similar loans owned by the Bank at each period end.  Any increases in this reserve are achieved via a transfer of reserves from the Bank's allowance for loan losses, with any subsequent resulting shortfall in the allowance for loan losses satisfied through the quarterly provision for loan losses.  Any decreases in the loan commitment reserve are recognized as a transfer of reserve balances back to the allowance for loans losses at each period end.

Reserve Liability for the First Loss Position on Multifamily Loans Sold to FNMA.  The Bank's methods and assumptions utilized to periodically determine its reserve liability for the First Loss Position are summarized in Note 9 to the condensed consolidated financial statements.

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

Asset Impairment Adjustments.  Certain assets are carried in the Company's consolidated statements of financial condition at fair value or at the lower of cost or fair value:

(i) Goodwill Impairment Analysis.  Goodwill is accounted for in accordance with ASC 805-10.  ASC 805-10 requires performance of an annual impairment test at the reporting unit level.  Management annually performs analyses to test for impairment of goodwill.  In the event an impairment of goodwill is determined to exist, it is recognized as a charge to earnings.

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

At March 31, 2011, the Company owned eight TRUPs classified as held-to-maturity.  Late in 2008, the market for these securities became highly illiquid, and continued to be deemed as such as of March 31, 2011.  As a result, at both March 31, 2011 and 2010, their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing as described in Note 11 to the condensed consolidated financial statements).

At March 31, 2011 and 2010, the Company had an investment in nine mutual funds totaling $1.5 million that were classified as trading.  All changes in valuation of these securities are recognized in the Company's results of operations.

Debt securities that are not classified as either held-to-maturity or trading are classified as available-for-sale.   Available-for-sale debt and equity securities that have readily determinable fair values are carried at fair value.  All of the Company's available-for-sale securities at March 31, 2011 and 2010 had readily determinable fair values, which were based on published or securities dealers' market values.

The Company conducts a periodic review and evaluation of its securities portfolio, taking into account the severity and duration of each unrealized loss, as well as management's intent and ability to hold the security until the unrealized loss is substantially eliminated, in order to determine if a decline in fair value of any security below its carrying value is either temporary or other than temporary.  Unrealized losses on held-to-maturity securities that are deemed temporary are disclosed but not recognized.  Unrealized losses on debt or equity securities available-for-sale that are deemed temporary are excluded from net income and reported net of deferred taxes as other comprehensive income or loss.  All unrealized losses that are deemed other than temporary on either available-for-sale or held-to-maturity securities are recognized immediately as a reduction of the carrying amount of the security, with a corresponding decline in either net income or accumulated other comprehensive income or loss in accordance with ASC 320-10-65.  See Note 10 to the condensed consolidated financial statements for a reconciliation of OTTI on securities during the three months ended March 31, 2011 and 2010.

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

Liquidity and Capital Resources

The Board of Directors of the Bank has approved a liquidity policy that it reviews and updates at least annually. Senior management is responsible for implementing the policy.  The Bank's Asset-Liability Committee ("ALCO") is responsible for general oversight and strategic implementation of the policy, and management of the appropriate departments are assigned responsibility for implementing any strategies established by ALCO.  On a daily basis, senior management receives a current cash position report and one-week forecast to ensure that all short-term obligations are timely satisfied and that adequate liquidity exists to fund future activities.  On a monthly basis, reports detailing the Bank's liquidity reserves and forecasted cash flows are presented to both senior management and the Board of Directors.  In addition, on a monthly basis, a twelve-month liquidity forecast is presented to ALCO in order to assess potential future liquidity concerns.  A forecast of cash flow data for the upcoming 12 months is presented to the Board of Directors on an annual basis.

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

Retail branch and Internet banking deposits increased $52.1 million during the three months ended March 31, 2011, compared to an increase of $95.8 million during the three months ended March 31, 2010.  Within deposits, CDs increased $29.4 million during the three months ended March 31, 2011, primarily as a result of successful individual retirement account ("IRA") and new branch promotional activities, while core deposits (i.e., non-CDs) increased $22.7 million during the period due to both successful gathering efforts tied to its promotional offerings as well as increased commercial checking balances.  During the three months ended March 31, 2010, CDs increased $74.1 million, fueled by a promotional 15-month IRA CD promotion, while core deposits increased $21.7 million, led by $26.1 million of competitively priced money market inflows.

During the three months ended March 31, 2011, principal repayments totaled $168.1 million on real estate loans (including refinanced loans) and $15.1 million on MBS.  During the three months ended March 31, 2010, principal repayments totaled $76.8 million on real estate loans and $24.1 million on MBS.  The increase in principal repayments on real estate loans resulted from increased refinancing activity, as borrowers within the Bank's loan portfolio became more active in refinancing loans that were approaching their contractual interest rate adjustment date.  The decline in principal repayments on MBS resulted from a reduction of $76.8 million in their average balance from the three months ended March 31, 2010 to the three months ended March 31, 2011.  The Company does not presently believe that its future levels of principal repayments will be materially impacted by current conditions in the residential mortgage market.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY.  At March 31, 2011, the Bank had an additional potential borrowing capacity of $455.2 million through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements imposed by the FHLBNY (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by its primary regulator, The Office of Thrift Supervision (the "OTS"), which, as a general matter, are based on the amount and composition of an institution's assets. At March 31, 2011, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury and the payment of quarterly cash dividends to holders of the Holding Company's common stock.  During the three months ended March 31, 2011 and 2010, real estate loan originations totaled $157.2 million and $146.4 million, respectively.  Purchases of investment securities (excluding trading securities, short-term investments and federal funds sold) were $67.9 million during the three months ended March 31, 2011, compared to  $12.0 million during the three months ended March 31, 2010.  All of these purchases were limited to medium-term agency notes.  The increase in the aggregate level of investment security purchases resulted from management's election to limit loan origination activity during the three months ended March 31, 2011 as marketplace offering rates grew increasingly competitive.  As a result of this election, the Company utilized medium term agency note purchases to provide additional yield on liquid deposit and mortgagor escrow funds that it gathered during the three months ended March 31, 2011.

The Holding Company did not repurchase any shares of its common stock during the three months ended March 31, 2011.  As of March 31, 2011, up to 1,124,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $14.76 per share closing price of its common stock as of March 31, 2011, the Holding Company would utilize $16.6 million in order to purchase all of the remaining authorized shares.  For the Holding Company to complete these share purchases, it would likely require dividend distributions from the Bank.

The Company paid $4.7 million in cash dividends on its common stock during the three months ended March 31, 2011, and $4.6 million during the three months ended March 31, 2010.   The increase in payment resulted from a net increase of  298,000 shares outstanding from March 31, 2010 to March 31, 2011.

On May 1, 2010, the Company repaid a $25.0 million subordinated note borrowing at its contractual maturity.

Contractual Obligations

The Bank is obligated for rental payments under leases on certain of its branches and equipment and for minimum monthly payments under its data systems contract.   The Bank generally has outstanding at any time significant borrowings in the form of FHLBNY advances and/or REPOs.  The Holding Company also has $70.7 million of callable trust preferred borrowings from third parties due to mature in April 2034, which are callable at any time after April 2009.  The Holding Company does not currently intend to call this debt.  On May 1, 2010, the Holding Company satisfied at maturity an outstanding $25.0 million non-callable subordinated note.  None of the outstanding contractual obligations have changed materially since December 31, 2010.  The Company additionally had a reserve recorded related to unrecognized income tax benefits totaling $1.4 million at March 31, 2011.  The facts and circumstances surrounding this obligation have not changed materially since December 31, 2010.  Please refer to Note 14 to the Company's consolidated audited financial statements for the year ended December 31, 2010 for a further discussion of the unrecognized income tax benefits.

Off-Balance Sheet Arrangements

From December 2002 through February 2009, the Bank originated and sold multifamily residential mortgage loans in the secondary market to FNMA while retaining servicing.  The Bank is required to retain the First Loss Position related to all loans sold under this program, which will remain in effect until the earlier of the following events: (1) the loans have been fully satisfied or enter OREO status; or (2) the First Loss Position is fully exhausted.

In addition, as part of its loan origination business, the Bank generally has outstanding commitments to extend credit to third parties, which are granted pursuant to its regular underwriting standards.  Since many of these loan commitments expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.

The following table presents off-balance sheet arrangements as of March 31, 2011:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$32,955	$-	$-	$-	$32,955
Other loan commitments (1)	71,307	-	-	-	71,307
Other Commitments:
First Loss Position on loans sold to FNMA (1)	16,789	-	-	-	16,789
Total Commitments	$121,051	$-	$-	$-	$121,051

(1) In accordance with the requirements of both ASC 450-20-25 and ASC 460-10-25, as of March 31, 2011, reserves on loan commitments and the liability for the First Loss Position on loans sold to FNMA were $356,000 and $3.0 million, respectively, and were recorded in other liabilities in the Company's condensed consolidated statements of financial condition.

Asset Quality

General

At both March 31, 2011 and December 31, 2010, the Company had neither whole loans nor loans underlying MBS that would be considered subprime loans, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Note 10 to the condensed consolidated financial statements for a discussion of impaired investment securities and MBS.

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

                Accrual of interest is generally discontinued on loans that have missed three consecutive monthly payments, at which time the Bank generally does not recognize the interest from the third month and reverses all interest associated with the first two missed payments.  The Bank generally initiates foreclosure proceedings when a loan enters non-accrual status, and does not accept partial payments on loans on which foreclosure proceedings have commenced.  At some point during foreclosure proceedings, the Bank procures current appraisal information in order to prepare an estimate of the fair value of the underlying collateral.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is transferred to OREO.  The Bank generally utilizes all available remedies in an effort to resolve either non-accrual loans or OREO properties as quickly and prudently as possible taking into account market conditions, the physical condition of the property and any other mitigating circumstances.  In the event that a non-accrual loan is subsequently brought current, it is returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least six months.

Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the outstanding principal balance (including any outstanding advances related to the loan) and accrued interest.  Such elections have not been commonplace.

Non-accrual Loans

Within the Bank's portfolio, non-accrual loans totaled $19.2 million and $20.2 million at March 31, 2011 and December 31, 2010, respectively, representing 0.56% and 0.58% of total loans at March 31, 2011 and December 31, 2010.  During the three months ended March 31, 2011, six loans totaling $5.3 million were added to non-accrual status.  Offsetting this increase were ten loans totaling $5.3 million that were satisfied during the period, and $886,000 of principal charge-offs on four loans.  The three months ended March 31, 2011 saw a stabilization of the difficulties experienced in both the national real estate and financial services marketplaces that were prevalent throughout 2009 and the great majority of 2010.

Impaired Loans

A loan is considered impaired when it is probable that all amounts due will not be collected in accordance with its contractual terms. A loan is not deemed impaired, even during a period of delayed payment by the borrower, if the Bank ultimately expects to collect all amounts due, including interest accrued at the contractual rate.  Generally, the Bank considers non-accrual and TDR multifamily residential and commercial real estate loans, along with non-accrual one- to four-family loans exceeding $730,000 (the FNMA single family loan limit for high cost areas), to be impaired. Non-accrual one-to four-family loans of $730,000 or less, as well as all consumer loans, are considered homogeneous loan pools and are not required to be evaluated individually for impairment.  Impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds its likely realizable value (typically obtained from an appraisal of the underlying collateral).  Principal balances of all impaired loans are reduced to their likely realizable value, as determined by the impairment analysis.  The recorded investment in loans deemed impaired was approximately $41.2 million, consisting of fifty-two loans, at March 31, 2011, compared to $44.1 million, consisting of sixty-four loans, at December 31, 2010.  During the three months ended March 31, 2011, eight loans totaling $7.9 million were added to impaired status, while fifteen loans totaling $9.0 million that were impaired at December 31, 2010 were removed from impaired status as they were either satisfied or were loans that were in excess of 90 days past their contractual balloon payment date that were refinanced.  In addition during the March 2011 quarter, principal charge-offs of $886,000 were recognized on four impaired loans and principal repayments of $945,000 were received on impaired loans that  were on accrual status at both December 31, 2010 and March 31, 2011.

The following is a reconciliation of non-accrual and impaired loans at March 31, 2011:

	(Dollars in Thousands)
Non-accrual loans	$19,200
Non-accrual one- to four-family and consumer loans with balances of $730,000 or less	(182)
TDRs retained on accrual status	12,401
Other loans deemed impaired but retained on accrual status	9,737	(a)
Impaired loans	$41,156
(a) Amount comprised of $4.0 million of loans 90 days or more past due on their contractual maturity and retained on accrual status, and $5.7 million of loans classified as substandard and retained on accrual status.

TDRs

Under ASC 310-40-15, the Bank is required to account for certain loan modifications or restructurings as TDRs.  A loan modification will be considered a TDR if any of the following factors exist:

•	For economic or legal reasons related to the debtor's financial difficulties, a concession has been granted that would not have otherwise been considered;
•	A reduction of interest rate has been made for the remaining term of the loan;
•	The maturity date of the loan has been extended with a stated interest rate lower than the current market rate for new debt with similar risk; or
•	The outstanding principal amount and/or or accrued interest have been reduced

In instances in which the interest rate has been reduced, both of the following must exist:

•
The reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the then current market interest rate.

•	The terms of the restructured loan must have been comparable to the terms offered by the Bank to non-troubled debtors.

In instances where the loan term has been extended, the terms of the restructured loan must have been comparable to the terms offered by the Bank to non-troubled debtors.

The Bank's policy is not to accept receivables or equity interests in satisfaction of TDRs.  Since all TDRs are collateralized by real estate, an appraisal of the underlying collateral is deemed the most appropriate measure to utilize when evaluating impairment.   Any shortfall in valuation on TDRs is accounted for through a charge-off, which can impact the level of periodic loan loss provisions.

Accrual status for TDRs is determined separately for each loan.   At the time the Bank and borrower agree to the TDR, the loan can be either on accrual or non-accrual status.  According to Bank policy, accruals typically cease when a loan misses three consecutive monthly payments.  Therefore, if a loan is on non-accrual status  at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing), it will remain accruing throughout its restructuring period, unless three consecutive payments are not made under the restructuring agreement, and the loan thus becomes non-accrual in accordance with either the Bank’s policy, as disclosed previously, and/or the criteria related to accrual of interest established by the OTS.  Accrual of interest would cease for any TDR in which a charge-off of principal has been determined during the reporting period.

The following table summarizes TDRs for the periods indicated:

	At or for the Three Months Ended March 31, 2011		At or for the Three Months Ended March 31, 2010
	No. of Loans	Balance	No. of Loans	Balance
	(Dollars in Thousands)
Loans modified during the period in a manner that met the definition of a TDR	-	$-	6	$14,200
Modifications granted:
Reduction of outstanding principal due	-	-	-	-
Deferral of principal amounts due	-	-	6	14,200
Temporary reduction in interest rate	-	-	6	14,200
Below market interest rate granted	-	-	5	13,150
Outstanding principal balance immediately before and after modification	-	-	6	14,200
Aggregate principal charge-off recognized on TDRs outstanding at period end	3	623	-	-
Outstanding principal balance at period end	17	19,828	9	19,517
TDRs that re-defaulted subsequent to being modified (at period end):	5	7,427	7	17,427
TDRs on accrual status at period end (1)	12	12,401	2	2,090
TDRs on non-accrual status at period end	5	7,427	7	17,427
(1) Within this group of loans, six loans totaling $7.9 million were internally graded Substandard, three loans totaling $2.6 million were internally graded Special Mention and the remaining $1.8 million were monitored Pass graded loans.

OREO

 Property acquired by the Bank or a subsidiary as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure is classified as OREO.  Upon entering OREO status, the Bank obtains a current appraisal on the property and reassesses the likely realizable value of the property quarterly thereafter.  Only either contractual or formal marketed values that fall below the appraised value are used when determining the likely realizable value of

OREO at each reporting period.  The Bank typically seeks to dispose of OREO properties in a timely manner.  As a result, OREO properties have generally not warranted a subsequent independent appraisal.

                The Bank owned no OREO properties with a recorded balance at March 31, 2011 and December 31, 2010.

The following table sets forth information regarding non-performing assets at the dates indicated:

	At March 31, 2011	At December 31, 2010
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family residential and cooperative unit	$62	$223
Multifamily residential and residential mixed use	5,451	7,548
Mixed use commercial real estate	3,909	1,217
Commercial real estate	9,758	11,163
Construction	-	-
Total real estate loans (including loans held for sale)	19,180	20,151
Consumer loans	20	17
Total non-accrual loans	$19,200	$20,168
OREO	-	-
Non-performing investment securities	570	564
Total non-performing assets	$19,770	$20,732
Ratios:
Total non-accrual loans to total loans	0.56%	0.58%
Total non-performing assets to total assets	0.48	0.51

Other Potential Problem Loans

(i)  Accruing Loans In Excess of 90 Days Past Due

At March 31, 2011, there were seven real estate loans totaling $1.8 million that were in excess of 90 days past due on their contractual balloon principal payment that continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payment.  The weighted average loan-to-value ratio of these loans approximated 35% at March 31, 2011, and management expects that they will either be satisfied or formally modified in the future.  As a result, these loans remained on accrual status at March 31, 2011 and were deemed performing assets.

In addition, the Bank had one construction loan totaling $2.3 million that was in excess of 90 days past its contractual maturity at March 31, 2011, on which the Bank received payments throughout 2010 and the three months ended March 31, 2011, and expects to either receive satisfaction or convert to a permanent real estate loan in future quarters.  As a result, this loan remained on accrual status and was deemed a performing loan at March 31, 2011.   This loan was internally graded Special Mention at March 31, 2011.

(ii)  Loans Delinquent 30 to 89 Days

The Bank had 31 real estate loans, totaling $12.1 million, that were delinquent between 30 and 89 days at March 31, 2011, a net reduction of $9.1 million compared to 35 such loans totaling $21.2 million at December 31, 2010.  Within the aggregate $12.1 million balance of 30 to 89 day delinquent loans as of March 31, 2011, were four loans totaling $3.8 million that were included in the previously discussed $41.2 million of loans deemed impaired at March 31, 2011.  The 30 to 89 day delinquent levels fluctuate monthly, and are generally considered a less accurate indicator of credit quality trends than non-accrual loans.  Within this group of loans, three loans totaling $2.8 million were internally graded Substandard, four loans totaling $2.6 million were internally graded Special Mention and the remaining loans were internally graded Pass.

(iii)  Loan Modifications

At March 31, 2011, the Bank had 36 loans totaling $76.6 million that were mutually modified with the borrowers in a manner that did not meet the criteria for TDRs, and were either current or less than 30 days delinquent .   These modifications, which have a typical term of 12 months, were granted by the Bank to borrowers who requested cash flow relief in order to assist them through periods of sub-optimal occupancy.  The key features of modified loans are: 1) the modifications are temporary in nature; 2) they permit only minor reductions in the cash flow requirements of debt service; and 3) they involve no forgiveness of contractual principal and interest amounts due to the Bank.  Specific terms of modification have been in the form of either: (1) temporary suspension of monthly principal amortization, which, given the balloon repayment feature of these loans, typically amounts to a minor concession; or

(2) either a temporary reduction of interest rate, or a permanent reduction to an interest rate higher than that offered a prime borrower and generally reflective of the credit condition of the loan at the time of modification.  I consideration of paragraph 12c of ASC 310-40-15, the interest rate offered the borrower in a modification is consistent with one that: 1) the Bank would have offered a different borrower with comparable stabilized loan-to-value and debt service coverage ratios; and 2) the borrower could have received from another financial institution at the time of modification.  To date, no modified loans have had their maturities extended, nor would this be a typical negotiable item for the Bank.  Although all of the modified loans at March 31, 2011 were secured by real estate, none of them were reliant upon the liquidation of the underlying collateral for the repayment of the outstanding loan.  In the rare instance in which the Bank also holds a second lien on a first mortgage that is modified, it would consider the combined debt obligations of both liens in determining potential impairment.  Any impairment determined based upon this combined debt would result in a charge-off of the second lien initially, and the first loan only after the full second lien has been charged off.

Any loan modification that either: 1) reduced the contractual interest rate below market; 2) forgave principal owed; or 3) satisfied any of the other criteria designated in ASC 310-40-15 at the time of its modification was deemed a TDR commencing in the quarter of modification.  Since the Bank is an active multifamily residential and commercial real estate lender, it has continuous access to marketplace offering rates for such properties.  Any adjustments to lending rates for loans experiencing sub-optimal debt service conditions would be authorized under the loan approval and underwriting polices that are summarized in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, and the Bank's lending function performs a formal review process that serves as an effective re-underwriting of all modified loans.

Based upon the criteria established by the Bank to review its potential problem loans for impairment, designation of these modified loans as TDRs would not have had a material impact upon the determination of the adequacy of the Bank’s allowance for loan losses during the three months ended March 31, 2011 and 2010.

Within the $76.6 million of modified loans discussed above, eight loans totaling $24.0 million were internally graded Special Mention, while the remaining loans were internally graded Pass loans.

The following table summarizes modifications for the periods indicated:

	At or for the Three Months Ended March 31, 2011		At or for the Three Months Ended March 31, 2010
	# Loans	Balance	# Loans	Balance
	(Dollars in Thousands)
Loans modified in a manner that did not meet the definition of a TDR	6	$5,963	2	$2,690
Concessions granted:
Reduction of outstanding principal due	-	-	-	-
Deferral of principal amounts due	5	5,599	1	1,256
Temporary reduction in interest rate	1	364	1	1,434
Below market interest rate granted	-	-	-	-
Outstanding principal balance immediately before and after modification	6	5,963	2	2,690

(iv) Current, Non-Modified  Loans Internally Graded as Special Mention

At March 31, 2011, two loans totaling $12.3 million that were fully performing in accordance with their contractual terms were internally graded as Special Mention due solely to concerns that the underlying collateral would not at that time provide sufficient income to support ongoing service of the debt.  While both of these loans are expected to remedy this concern, they were cautiously graded as Special Mention and actively monitored at March 31, 2011.  In addition, two loans totaling $3.3 million were internally graded as Special Mention at March 31, 2011 due to temporary delinquencies that were fully remedied at March 31, 2011.  Should these loans continue to demonstrate a consistent payment history, they will likely be upgraded to an internal Pass grade prior to December 31, 2011.

Problem Loans Serviced for FNMA Subject to the First Loss Position

The Bank services a pool of multifamily loans sold to FNMA that had an outstanding principal balance of $368.9 million at March 31, 2011.  Pursuant to the sale agreement with FNMA, the Bank retained the First Loss Position, which totaled $16.8 million at March 31, 2011.  Against this off balance sheet contingent liability, the Bank has charged through earnings a recorded liability (reserve for First Loss Position) of $1.7 million as of March 31, 2011, leaving approximately $15.1 million of potential charges to earnings for future losses (if any).  Within this pool of loans, one loan with an aggregate balance of $1.4 million was 90 days or more delinquent and no loans were 30 to 89 days past due at March 31, 2011.

Allowance for Loan Losses

The methodology utilized to determine the Company's allowance for loan losses, along with periodic activity associated with the allowance for loan losses for the three months ended March 31, 2011 and 2010 are summarized in Note 9 to the condensed consolidated financial statements.

Reserve Liability on Loan Origination Commitments

The Bank also maintains a reserve liability related to loan origination commitments (recorded in other liabilities) that totaled $356,000 at March 31, 2011 and $408,000 at December 31, 2010.  The expected loss rates applied to these commitments are consistent with those applied to comparable loans held within the Bank's portfolio.  This amount fluctuates based upon the amount and composition of the Bank’s loan commitment pipeline.

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Assets.  Assets totaled $4.14 billion at March 31, 2011, an increase of $102.4 million from total assets of $4.04 billion at December 31, 2010.

Cash and due from banks and investment securities available-for-sale increased $85.6 million and $48.0 million, respectively, during the period.  During the first three months of 2011, the Company gathered $52.1 million in new deposits and $40.3 million of mortgagor escrow funds and elected to retain a portion of these funds in liquid balances to fund future cash obligations.  The Bank also purchased $67.9 million of medium-term agency obligations in order to deploy additional liquidity more profitably.

Liabilities.  Total liabilities increased $94.1 million during the three months ended March 31, 2011, primarily as a result of the addition of $52.1 million in deposits and $40.3 million in mortgagor escrow balances during the period. Mortgagor escrow balances increased as borrowers continued to fund real estate tax obligations in advance of semi-annual payments made by the Bank on their behalf during the 2nd and 4th quarters of each year.  See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the increases in retail branch and Internet banking deposits during the period.

Stockholders' Equity.  Stockholders' equity increased $8.3 million during the three months ended March 31, 2011, due primarily to net income of $11.1 million, $904,000 of common stock issued for the exercise of stock options, and $828,000 of stock benefit plan expense amortization that added to the cumulative balance of stockholders' equity.  Partially offsetting these items were $4.7 million in cash dividends paid during the period.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

General.  Net income was $11.1 million during the three months ended March 31, 2011, an increase of $1.6 million from net income of $9.5 million during the three months ended March 31, 2010.  During the comparative period, net interest income increased $2.3 million and the provision for loan losses fell $2.0 million, while non-interest income declined $600,000, and non-interest expense increased $1.2 million, resulting in an increase in pre-tax income of $2.5 million.  Income tax expense increased $920,000 during the comparative period due to both the increase in pre-tax earnings as well as a higher effective tax rate.

Net Interest Income.  The discussion of net interest income for the three months ended March 31, 2011 and 2010 presented below should be read in conjunction with the following tables, which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended March 31,
		2011			2010
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,468,902	$50,629	5.84%	$3,446,103	$50,122	5.82%
Other loans	1,149	26	9.05	1,426	39	10.94
MBS	129,635	1,452	4.48	206,466	2,271	4.40
Investment securities	134,299	316	0.94	57,159	407	2.85
Federal funds sold and other short-term investments	138,285	772	2.23	78,860	742	3.76
Total interest-earning assets	3,872,270	$53,195	5.49%	3,790,014	$53,581	5.65%
Non-interest earning assets	216,952			225,414
Total assets	$4,089,222			$4,015,428

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	99,305	$110	0.45%	$104,117	$182	0.71%
Money Market accounts	732,274	1,258	0.70	716,696	1,710	0.97
Savings accounts	333,129	193	0.23	302,151	200	0.27
CDs	1,068,006	5,224	1.98	1,015,951	5,501	2.20
Borrowed Funds	1,256,205	11,367	3.67	1,344,911	13,222	3.99
Total interest-bearing liabilities	3,488,919	$18,152	2.11%	3,483,826	$20,815	2.42%
Non-interest bearing checking accounts	135,586			109,070
Other non-interest-bearing liabilities	131,771			121,658
Total liabilities	3,756,276			3,714,554
Stockholders' equity	332,946			300,874
Total liabilities and stockholders' equity	$4,089,222			$4,015,428
Net interest income		$35,043			$32,766
Net interest spread			3.38%			3.23%
Net interest-earning assets	$383,351			$306,188
Net interest margin			3.62%			3.46%
Ratio of interest-earning assets to interest-bearing liabilities			110.99%			108.79%

Rate/Volume Analysis

	Three Months Ended March 31, 2011 Compared to Three Months
	Ended March 31, 2010 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$333	$174	$507
Other loans	(8)	(5)	(13)
MBS	(853)	34	(819)
Investment securities	366	(457)	(91)
Federal funds sold and other short-term investments	446	(416)	30
Total	284	$(670)	$(386)

Interest-bearing liabilities:
Interest bearing checking accounts	$(7)	$(65)	$(72)
Money market accounts	34	(486)	(452)
Savings accounts	22	(29)	(7)
CDs	283	(560)	(277)
Borrowed funds	(832)	(1,023)	(1,855)
Total	$(500)	$(2,163)	$(2,663)
Net change in net interest income	$784	$1,493	$2,277

During the period January 1, 2009 through March 31, 2011, FOMC monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%.  As a result, beginning in early 2009, the Company was able to commence an orderly reduction of both its deposit and borrowing costs that continued through March 2011.  In addition, dislocations in the securitization marketplace for loans secured by multifamily and commercial real estate reduced the overall competition for the Bank's primary loan product, thus permitting reductions in origination rates on these loans to lag the general reductions in their benchmark interest rates.  Both of these factors favorably impacted the Company's net interest margin during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Interest Income.  Interest income was $53.2 million during the three months ended March 31, 2011, a reduction of $386,000 from the three months ended March 31, 2010, primarily reflecting $819,000 of lower interest income on MBS, that was partially offset by an increase of $507,000 in interest income on real estate loans.  The decline in interest income on MBS resulted from a reduction of $76.8 million in their average balance during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The Company has not purchased MBS for several quarters, thus their average balance continues to decline as principal payments on the underlying mortgages are passed through monthly.  The growth in interest income on real estate loans resulted from an increase of $22.8 million in their average balance during the three months ended March 31, 2011 compared to the three months ended March 31, 2010, reflecting $552.5 million of real estate loan originations during the period April 1, 2010 through March 31, 2011.

Interest Expense.  Interest expense decreased $2.6 million, to $18.2 million, during the three months ended March 31, 2011, from $20.8 million during the three months ended March 31, 2010.  The decline resulted from reductions in interest expense of $452,000 on money market accounts, $277,000 on CDs, and $1.9 million on borrowed funds.

The decrease in interest expense on money market accounts and CDs resulted from declines of 26 basis points and 22 basis points, respectively, in their average cost, as a result of the Company's orderly reduction in offering rates on all deposit accounts from April 1, 2010 through March 31, 2011.  In addition, the Company was able to re-finance maturing borrowings at lower average costs during the period April 1, 2010 through March 31, 2011, contributing significantly to a reduction of 32 basis points in its average borrowing costs from the three months ended March 31, 2010 to the three months ended March 31, 2011. The average balance of borrowed funds declined $88.7 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010, reflecting both a reduction of $63.7 million in the aggregate balance of FHLBNY advances and REPOs from April 1, 2010 to March 31, 2011, as well as the satisfaction of the Holding Company’s $25.0 million subordinated note in May 2010.

Provision for Loan Losses.  The provision for loan losses was $1.4 million during the three months ended March 31, 2011, a reduction of $2.0 million from the provision of $3.4 million recorded during the three months ended March 31, 2010.  This decline reflects the stabilization of the NYC multifamily residential real estate marketplace during the three months ended March 31, 2011, which resulted in less expected future losses on problematic loans at March 31, 2011 than March 31, 2010.

Non-Interest Income.  Total non-interest income declined $600,000 from the three months ended March 31, 2010 to the three months ended March 31, 2011.  During the March 2010 quarter, the Company recognized gains of $327,000 on a sale, and $242,000 on the transfer from available-for-sale into trading, of some equity mutual fund holdings.  No such gains were recognized during the March 2011 quarter.  Mortgage banking income also declined $118,000 during the comparative period.  See Note 14 to the condensed consolidated financial statements for a summary of the components of mortgage banking income recognized during the three months ended March 31, 2011 and 2010.

Non-Interest Expense.  Non-interest expense was $16.9 million during the three months ended March 31, 2011, an increase of $1.2 million from $15.7 million during the three months ended March 31, 2010.

Salaries and employee benefits (including stock benefit plan) expense increased $841,000 due to both ongoing salary and benefits increases and additional charges associated with the restructuring of the Company's BMP benefits.  Occupancy and equipment expense increased $431,000, primarily as a result of the acceleration of depreciation on some leasehold fixed assets.  FDIC insurance costs increased $232,000 as a result of higher assessment rates effective in the March 2011 transitional quarter between recapitalization plans.  During the three months ended March 31, 2010, the Company recorded a provision for losses on OREO of $200,000 for the write-down of two OREO properties to their likely disposal value.  No such provision was recorded during the three months ended March 31, 2011.  Other expenses declined $69,000, primarily as a result of lower legal costs.

Non-interest expense was 1.65% of average assets during the three months ended March 31, 2011, compared to 1.56% during the three months ended March 31, 2010, reflecting the $1.2 million increase in expenses.

Income Tax Expense.   Income tax expense increased $920,000 during the three months ended March 31, 2011 compared to the three months ended March 31, 2010, due primarily to an increase of $2.5 million in pre-tax earnings.  The Company's consolidated tax rate approximated its normalized 40% rate during the three months ended March 31, 2011.  During the three months ended March 31, 2010, the Company recognized gains totaling $569,000 on both the sale of mutual funds and the transfer of mutual funds into trading.  From a tax perspective, since: (i) these events triggered the reversal of deferred tax assets previously recognized when the Company recorded OTTI charges in March 2009; and (ii) the deferred tax assets on the OTTI were established at a statutory rate approximating 45% (significantly in excess of the consolidated 37% tax rate then in effect), their reversal created a higher effective tax rate of 41.3% during the March 2010 quarter.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2010 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on March 14, 2011.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At March 31, 2011, the Company owned six mutual fund investments totaling $1.41 million that were designated as trading.  At March 31, 2011, the Company did not conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2010 to March 31, 2011.

Interest Sensitivity Gap.  There was no material change in the computed one-year interest sensitivity gap from December 31, 2010 to March 31, 2011.

Interest Rate Risk Exposure (Net Portfolio Value) Compliance.  At March 31, 2011, the Bank continued to monitor the impact of interest rate volatility upon net interest income and net portfolio value ("NPV") in the same manner as at December 31, 2010.  There were no changes in the Board-approved limits of acceptable variance in the effect of interest rate fluctuations upon net interest income and NPV at March 31, 2011 compared to December 31, 2010.

The analysis that follows presents the estimated NPV resulting from market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under four other interest rate scenarios (each a "Rate Shock Scenario") represented by immediate, permanent, parallel shifts in interest rates from those observed at March 31, 2011 and December 31, 2010.  The analysis additionally presents a measurement of the interest rate sensitivity at March 31, 2011 and December 31, 2010.  Interest rate sensitivity is measured by the basis point changes in the various NPV ratios ("NPV Ratios") from the Pre-Shock Scenario to the Rate Shock Scenarios.  NPV Ratios represent the NPV as a percentage of the total value of assets determined under each respective Pre- and Rate Shock Scenario.  An increase in the NPV Ratio is considered favorable, while a decline is considered unfavorable.

	At March 31, 2011
	Net Portfolio Value					At December 31, 2010
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Basis Point Change in NPV Ratio	NPV Dollar Amount	NPV Ratio	Basis Point Change in NPV Ratio	Board Approved NPV Ratio Limit
	(Dollars in thousands)
Rate Shock Scenario
+ 200 Basis Points	$461,993	$(10,207)	-2.16%	11.06%	3	$432,333	10.63%	(9)	5.0%
+ 100 Basis Points	476,287	4,087	0.87	11.24	21	448,038	10.86	14	6.0
Pre-Shock Scenario	472,200	-	-	11.03	-	447,222	10.72	-	7.0
- 100 Basis Points	480,282	8,082	1.71	11.07	4	457,563	10.81	9	7.0
- 200 Basis Points	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	7.0

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

The Bank also generates a series of spot discount rates that are integral to the valuation of the projected monthly cash flows of its assets and liabilities.  The Bank's valuation model employs discount rates that it considers representative of prevailing market rates of interest, with appropriate adjustments it believes are suited to the heterogeneous characteristics of the Bank’s various asset and liability portfolios.

 The Pre-Shock Scenario NPV increased from $447.2 million at December 31, 2010 to $472.2 million at March 31, 2011.  The NPV Ratio at March 31, 2011 was 11.03% in the Pre-Shock Scenario, compared to 10.72% at December 31, 2010.  The increase in the Pre-Shock Scenario NPV was due primarily to an increase in the valuation of multifamily loans (reflecting lower marketplace offering rates on such loans at March 31, 2011 compared to December 31, 2010). The growth in the Pre-Shock Scenario NPV Ratio reflected the increased Pre-Shock Scenario NPV at March 31, 2011 compared to December 31, 2010.

The Bank’s +200 basis point Rate Shock Scenario NPV increased from $432.3 million at December 31, 2010 to $462.0 million at March 31, 2011.  The increase resulted primarily from a more favorable valuation of multifamily loans at March 31, 2011 compared to December 31, 2010, reflecting a decline in their estimated term to next interest rate repricing at March 31, 2011 compared to December 31, 2010.  Assets with a reduced term to next interest rate repricing generate a more favorable NPV in a rising rate interest rate environment.  As a result, the decline in the NPV of total assets from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario was lower at  March 31, 2011 than December 31, 2010.

The NPV Ratio was 11.06% in the +200 basis point Rate Shock Scenario at March 31, 2011, an increase from the NPV Ratio of 10.63% in the +200 basis point Rate Shock Scenario at December 31, 2010.  The increase reflected the aforementioned increase in the +200 basis point Rate Shock Scenario NPV during the comparative period.

At March 31, 2011, the interest rate sensitivity in the +200 basis point Rate Shock Scenario was positive 3 basis points, compared to interest rate sensitivity of negative 9 basis points in the +200 basis point Rate Shock Scenario at December 31, 2010.  The reduction in sensitivity was due primarily to less sensitivity in the valuation of multifamily loans in the +200 basis point Rate Shock Scenario at March 31, 2011 compared to December 31, 2010, as the majority of these loans moved closer to their contractual repricing.

Item 4.  Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2011, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2011 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A.   Risk Factors

Except as noted below, there were no material changes from the risks disclosed in the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

On October 19, 2010, the Board of Directors of the FDIC adopted the Restoration Plan  to ensure that the Deposit Insurance Fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Reform Act.  Among other matters, the Restoration Plan provides that the FDIC will forego the uniform three basis point increase in initial assessment rates that was previously scheduled to take effect on January 1, 2011 and will maintain the current assessment rate schedule for all insured depository institutions until the reserve ratio reaches 1.15%.  The FDIC intends to pursue further rulemaking in 2011 regarding the requirement under the Reform Act that the FDIC offset the effect on institutions with less than $15 billion in assets (such as the Bank) of the requirement that the reserve ratio reach 1.35% by September 30, 2020, rather than 1.15% by the end of 2016 (as required under the prior restoration plan), so that more of the cost of raising the reserve ratio to 1.35% will be borne by institutions with more than $10 billion in assets.

On February 7, 2011, the FDIC adopted a final rule that redefines the assessment base for deposit insurance assessments as average consolidated total assets minus average tangible equity, rather than on deposit bases, as required by the Reform Act, and revises the risk-based assessment system for all large insured depository institutions by introducing a scoring system.  This system involves the FDIC establishing a score for each such institution which then translates into an assessment rate.  See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Market Developments – Insurance of Deposit Accounts" for a further discussion of the impact of this final rule.

The final rule allows the FDIC to make limited adjustments to the score used to calculate an institution’s assessment rate and provides that the FDIC will not make any adjustments until new guidelines have been published for comment and approved by the FDIC. On April 12, 2011, the FDIC Board of Directors authorized publication of proposed guidelines describing the process that the FDIC would follow to determine whether to make an adjustment to the score used to calculate the assessment rate for a large or highly complex institution, the size of any such adjustment, and the procedure the FDIC would follow to notify an institution of an adjustment. Pursuant to the proposed guidelines, the FDIC can make a limited adjustment, either upward or downward, to an institution’s total score based upon risks or risk mitigating factors that are not adequately captured in the institution’s scorecard.  In addition, an institution can make written request to the FDIC for such an adjustment.  In either case, the FDIC would consult with an institution’s primary federal regulator and appropriate state banking supervisor before making any decision to adjust an institution’s total score.   Any adjustment to an institution’s score must be approved by the FDIC and there is no assurance that a request for an adjustment will result in an downward adjustment.

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

The elimination of the Company’s primary federal regulator, the OTS, and the assumption by the Office of the Comptroller of the Currency ("OCC") of regulatory authority over all federal savings associations, such as the Bank, and the acquisition by the Board of Governors of the Federal Reserve System ("FRB") of regulatory authority over all savings and loan holding companies, such as the Holding Company, as well as all subsidiaries of savings and loan holding companies other than depository institutions.  Although the laws and regulations currently applicable to the Company generally will not change by virtue of the elimination of the OTS (except to the extent such laws have been modified by the Reform Act), the application of these laws and regulations may vary as administered by the OCC and the FRB.

The Reform Act includes other provisions, subject to further rulemaking by the federal bank regulatory agencies, that may affect the Company’s future operations, including provisions that  restrict proprietary trading by banking entities, restrict the sponsorship of and investment in hedge funds and private equity funds by banking entities and that remove certain obstacles to the conversion of savings associations to national banks.  The Company will not be able to determine the impact of these provisions until final rules are promulgated to implement these provisions and other regulatory guidance is provided interpreting these provisions.

As a result of the Reform Act and other proposed changes, the Bank may become subject to more stringent capital requirements.

The Reform Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject, and the new requirements will effectively eliminate the use of trust preferred securities as a component of Tier 1 capital for depository institution holding companies of $10 billion or greater. As a result, in July 2015, the Company will become subject to consolidated capital requirements to which it has not been previously subject. In addition, in December 2010, the Basel Committee on Banking Supervision announced the new "Basel III" capital rules, which set new standards for common equity, Tier 1 and total capital, determined on a risk-

weighted basis.  It is not yet known how these standards, which will be phased in over a period of years, will be implemented by U.S. regulators generally or the manner in which they will be applied to financial institutions of the Company's size.

Pursuant to the Reform Act, the FRB will become responsible for the supervision of savings and loan holding companies on July 21, 2011.  In accordance with this authority, on April 15, 2011, the FRB requested comment on proposed supervisory guidance pursuant to which the FRB is seeking to apply certain elements of its consolidated supervisory program for bank holding companies, including consolidated capital requirements, to savings and loan holding companies. Pursuant to the proposed supervisory guidance, the FRB is considering applying to savings and loan holding companies the same consolidated risk-based and leverage capital requirements currently applicable to bank holding companies.  The FRB, together with the other federal banking agencies, expects to issue a notice of proposed rulemaking in 2011 that will outline how Basel III-based requirements will be implemented for all institutions, including savings and loan holding companies.  The FRB expects that final rules establishing Basel III-based capital requirements would be finalized in 2012 and implementation would start in 2013.

The FRB’s proposed rule to repeal the prohibition against payment of interest on demand deposits may increase competition for such deposits and  ultimately increase interest expense.

On April 6, 2011, the FRB requested comment on a proposed rule to repeal Regulation Q, which prohibits the payment of interest on demand deposits by institutions that are member banks of the Federal Reserve System.  The proposed rule would implement Section 627 of the Reform Act, which repeals Section 19(i) of the Federal Reserve Act in its entirety effective July 21, 2011. As a result, banks and thrifts will be permitted to offer interest-bearing demand deposit accounts to commercial customers, which were previously forbidden under Regulation Q.  The repeal of Regulation Q may cause increased competition from other financial institutions for these deposits.  If the Bank decides to pay interest on demand accounts, it would expect interest expense to increase.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(c) The Holding Company did not repurchase any shares of its common stock into treasury during the three months ended March 31, 2011.  No existing repurchase programs expired during the three months ended March 31, 2011, nor did the Company terminate any repurchase programs prior to expiration during the quarter.  As of March 31, 2011, the Company had an additional 1,124,549 shares remaining eligible for repurchase under its twelfth stock repurchase program, which was publicly announced in June 2007.

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

(7)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed on September 28, 2000.

(8)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003.
(9)	Incorporated by reference to Exhibits to the registrant’s Registration Statement No. 333-117743 on Form S-4 filed on July 29, 2004.
(10)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2005.
(11)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005.
(12)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 8, 2008.
(13)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.
(14)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on May 11, 2009
(15)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on May 10, 2010
(16)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on April 4, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: May 10, 2011	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: May 10, 2011	By: /s/ KENNETH J. MAHON
Kenneth J. Mahon
First Executive Vice President and Chief Financial Officer (Principal Accounting Officer)