Form 10-Q
period 2011-06-30
DIME COMMUNITY BANCSHARES INC
filed 2011-08-09
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                      June 30, 2011
OR

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

LARGE ACCELERATED FILER ___	ACCELERATED FILER X	NON -ACCELERATED FILER ___	SMALLER REPORTING COMPANY ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES                                       NO            X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at August 5, 2011
$.01 Par Value	34,997,739

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Statements of Financial Condition at June 30, 2011 and December 31, 2010	3
	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010	4
	Condensed Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 2011 and 2010	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	6
	Notes to Consolidated Financial Statements	7-31
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31-48
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48-49
Item 4.	Controls and Procedures	49
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50-52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 5.	Other Information	44
Item 6.	Exhibits	44-46
	Signatures	47

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

Item 1.  Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)

	June 30, 2011	December 31, 2010
ASSETS:
Cash and due from banks	$131,643	$86,193
Federal funds sold and other short-term investments	11,575	4,536
Investment securities held-to-maturity (estimated fair value of $6,484 and $4,408 at June 30, 2011 and December 31, 2010, respectively) (Fully unencumbered)	7,249	6,641
Investment securities available-for-sale, at fair value:
Encumbered	101,484	80,229
Unencumbered	63,628	5,413
	165,112	85,642
Mortgage-backed securities available-for-sale, at fair value:
Encumbered	113,060	139,192
Unencumbered	4,377	5,326
	117,437	144,518
Trading securities	1,829	1,490
Loans:
Real estate, net	3,419,510	3,467,644
Other loans	3,630	2,540
Less allowance for loan losses	(19,518)	(19,166)
Total loans, net	3,403,622	3,451,018
Loans held for sale	656	3,308
Premises and fixed assets, net	32,608	31,613
Federal Home Loan Bank of New York ("FHLBNY") capital stock	49,489	51,718
Other real estate owned ("OREO")	-	-
Goodwill	55,638	55,638
Other assets	115,924	117,980
Total Assets	$4,092,782	$4,040,295
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,279,472	$2,224,851
Non-interest bearing deposits	136,500	125,730
Total deposits	2,415,972	2,350,581
Escrow and other deposits	89,466	68,542
Securities sold under agreements to repurchase	195,000	195,000
FHLBNY advances	939,775	990,525
Trust Preferred securities payable	70,680	70,680
Other liabilities	34,615	36,233
Total Liabilities	$3,745,508	$3,711,561
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at June 30, 2011 and December 31, 2010)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 51,413,667 shares and 51,219,609 shares issued at June 30, 2011 and December 31, 2010, respectively, and 34,956,614 shares and 34,593,180 shares outstanding at June 30, 2011 and December 31, 2010, respectively)	514	512
Additional paid-in capital	228,996	225,585
Retained earnings	343,669	329,668
Accumulated other comprehensive loss, net of deferred taxes	(5,561)	(6,352)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(3,354)	(3,470)
Unearned Restricted Stock Award common stock	(3,915)	(2,684)
Common stock held by Benefit Maintenance Plan ("BMP")	(8,634)	(7,979)
Treasury stock, at cost (16,457,053 shares and 16,626,429 shares at June 30, 2011 and December 31, 2010, respectively)	(204,441)	(206,546)
Total Stockholders' Equity	$347,274	$328,734
Total Liabilities And Stockholders' Equity	$4,092,782	$4,040,295
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income:
Loans secured by real estate	$51,857	$51,068	$102,486	$101,191
Other loans	24	30	50	68
Mortgage-backed securities	1,330	2,082	2,782	4,354
Investment securities	382	312	698	719
Federal funds sold and other short-term investments	677	681	1,449	1,423
Total interest income	54,270	54,173	107,465	107,755
Interest expense:
Deposits and escrow	6,798	8,010	13,583	15,603
Borrowed funds	11,312	12,958	22,679	26,181
Total interest expense	18,110	20,968	36,262	41,784
Net interest income	36,160	33,205	71,203	65,971
Provision for loan losses	1,662	3,834	3,088	7,281
Net interest income after provision for loan losses	34,498	29,371	68,115	58,690
Non-interest income:
Total other than temporary impairment ("OTTI") losses	(574)	(521)	(637)	(736)
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	-	13	-	63
Net OTTI recognized in earnings	(574)	(508)	(637)	(673)
Service charges and other fees	901	945	1,664	1,881
Net mortgage banking income	203	303	296	513
Net gain on sales of securities and other assets	21	216	67	785
Income from bank owned life insurance	447	488	914	992
Other	736	1,013	1,340	1,469
Total non-interest income	1,734	2,457	3,644	4,967
Non-interest expense:
Salaries and employee benefits	8,061	7,490	16,795	15,469
Stock benefit plan amortization expense	955	1,032	1,948	1,940
Occupancy and equipment	2,403	2,648	5,092	4,906
Federal deposit insurance premiums	347	991	1,571	1,983
Data processing costs	784	803	1,476	1,562
Provision for losses on OREO	-	157	-	357
Other	2,533	2,670	5,061	5,265
Total non-interest expense	15,083	15,791	31,943	31,482
Income before income taxes	21,149	16,037	39,816	32,175
Income tax expense	8,811	6,033	16,398	12,701
Net income	$12,338	$10,004	$23,418	$19,474
Earnings per Share:
Basic	$0.37	$0.30	$0.70	$0.59
Diluted	$0.36	$0.30	$0.69	$0.58

STATEMENTS OF COMPREHENSIVE INCOME
Net Income	$12,338	$10,004	$23,418	$19,474
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to- maturity, net of taxes of $14 and $17 during the three months ended June 30, 2011 and 2010, respectively, and $26 and $29 during the six months ended June 30, 2011 and 2010, respectively	18	21	32	36
Reduction in non-credit component of OTTI charge, net of taxes of $290 and $178 during the three months ended June 30, 2011 and 2010, respectively, and $566 and $303 during the six months ended June 30, 2011 and 2010, respectively	352	216	688	370
Non-credit component of OTTI charge recognized during the period, net of tax benefits of $(5) during the three months ended June 30, 2010 and $(27) during the six months ended June 30, 2010	-	(8)	-	(36)
Reclassification adjustment for securities sold during the period, net of taxes of $127 during the three months ended June 30, 2010 and $384 during the six months ended June 30, 2010	-	(155)	-	(467)
Net unrealized securities gains arising during the period, net of taxes of $304 and $239 during the three months ended June 30, 2011 and 2010, respectively, and $37 and $479 during the six months ended June 30, 2011 and 2010, respectively	368	291	44	582
Defined benefit plan adjustments, net of tax (benefits) expense of $(535) during the three months ended June 30, 2010, and $23 and $(560) during the six months ended June 30, 2011 and 2010, respectively	-	(650)	27	(680)
Comprehensive Income	$13,076	$9,719	$24,209	$19,279
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 (Dollars in thousands)

	Six Months Ended June 30,
	2011	2010
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Common Stock (Par Value $0.01):
Balance at beginning of period	$512	$511
Shares issued in exercise of options	2	-
Balance at end of period	514	511
Additional Paid-in Capital:
Balance at beginning of period	225,585	214,654
Stock options exercised	1,800	165
Forfeited restricted stock award shares returned to treasury stock	2	3
Tax benefit of stock plans	305	88
BMP award distribution	-	(28)
BMP reclassification	-	8,007
Amortization of excess fair value over cost – ESOP stock and stock options expense	804	866
Release from treasury stock for restricted stock award and BMP benefit shares	500	47
Balance at end of period	228,996	223,802
Retained Earnings:
Balance at beginning of period	329,668	306,787
Net income for the period	23,418	19,474
Cash dividends declared and paid	(9,417)	(9,306)
BMP reclassification	-	133
Balance at end of period	343,669	317,088
Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of period	(6,352)	(5,082)
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of tax	32	36
Non-credit component of OTTI charge recognized during the period, net of tax	-	(36)
Reduction in non-credit component of OTTI during the period, net of tax	688	370
Change in unrealized gain or loss on available-for-sale securities during the period	44	115
Adjustments to comprehensive income from defined benefit plans, net of tax	27	(680)
Balance at end of period	(5,561)	(5,277)
ESOP:
Balance at beginning of period	(3,470)	(3,701)
Amortization of earned portion of ESOP stock	116	115
Balance at end of period	(3,354)	(3,586)
Unearned Restricted Stock Award Common Stock:
Balance at beginning of period	(2,684)	(2,505)
Amortization of earned portion of restricted stock awards	700	607
Forfeited restricted stock award shares returned to treasury stock	22	149
Release from treasury stock for restricted stock award and BMP benefit shares	(1,953)	(1,824)
Balance at end of period	(3,915)	(3,573)
Treasury Stock, at cost:
Balance at beginning of period	(206,546)	(207,884)
Forfeited restricted stock award shares returned to treasury stock	(24)	(152)
Release from treasury stock for restricted stock award and BMP benefit shares	2,129	1,777
Balance at end of period	(204,441)	(206,259)
Common Stock Held by BMP:
Balance at beginning of period	(7,979)	(8,007)
Release from treasury stock for restricted stock award and BMP benefit shares	(676)	-
BMP award distribution	21	28
Balance at end of period	(8,634)	(7,979)
TOTAL STOCKHOLDERS' EQUITY	347,274	314,727

See notes to condensed consolidated financial statements.
.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In thousands)

	Six Months Ended June 30 ,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$23,418	$19,474
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss (gain) on sale of loans originated for sale	14	(181)
Net gain on sale of investment securities available-for-sale	-	(608)
Net gain recognized on the transfer of securities from available-for-sale into trading	-	(242)
Net (gain) loss on trading securities	(53)	65
Net depreciation and amortization	1,526	1,254
ESOP compensation expense	561	489
Stock plan compensation (excluding ESOP)	1,059	1,099
Provision for loan losses	3,088	7,281
Provision for losses on OREO	-	357
Provision to increase the liability for loans sold with recourse	-	-
Recovery of write down of mortgage servicing asset	-	-
OTTI charge for investment securities recognized in earnings	637	673
Increase in cash surrender value of Bank Owned Life Insurance	(914)	(992)
Deferred income tax credit	(718)	(369)
Excess tax benefit of stock plans	(305)	(88)
Changes in assets and liabilities:
Origination of loans held for sale	(3,050)	(14,927)
Proceeds from sale of loans held for sale	6,448	14,832
Decrease (increase) in other assets	3,341	(1,095)
Decrease in other liabilities	(1,568)	(2,559)
Net cash provided by operating activities	33,484	24,463
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in federal funds sold and other short term investments	(7,039)	(41,670)
Proceeds from principal repayments of investment securities held-to-maturity	81	90
Proceeds from maturities of investment securities available-for-sale	-	-
Proceeds from calls and principal repayments of investment securities available-for-sale	94,000	30,000
Proceeds from sales of investment securities available-for-sale	-	2,527
Purchases of investment securities available-for-sale	(172,910)	(31,433)
Principal collected on mortgage backed securities available-for-sale	26,573	40,646
Purchases of trading securities	(286)	-
Net decrease (increase) in loans	43,548	(75,538)
Proceeds from the sale of OREO	-	368
Purchases of fixed assets, net	(2,506)	(1,731)
Redemption of FHLBNY capital stock	2,229	1,015
Net cash used in investing activities	(16,310)	(75,726)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in due to depositors	65,391	222,979
Net increase in escrow and other deposits	20,924	11,804
Increase in securities sold under agreements to repurchase	-	(35,000)
Increase(Decrease) in FHLBNY advances	(50,750)	10,850
Repayment of subordinated note	-	(25,000)
Cash dividends paid	(9,417)	(9,306)
Exercise of stock options	1,802	165
BMP award distribution	21	-
Excess tax benefit of stock plans	305	88
Net cash provided by financing activities	28,276	176,580
INCREASE IN CASH AND DUE FROM BANKS	45,450	125,317
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	86,193	39,338
CASH AND DUE FROM BANKS, END OF PERIOD	$131,643	$164,655
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$13,718	$15,560
Cash paid for interest	36,591	42,142
Loans transferred to OREO	-	320
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	58	65
Net decrease non-credit component of OTTI	(1,254)	(610)
Adjustments to other comprehensive income from defined benefit plans, net of tax	$27	$(680)
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

2.   SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of June 30, 2011, the results of operations and statements of comprehensive income for the three-month and six-month periods ended June 30, 2011 and 2010, and the changes in stockholders' equity and cash flows for the six months ended June 30, 2011 and 2010.  The results of operations for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2011.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the SEC.

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

In January 2010, FASB issued Accounting Standards Update No. 2010-06, " Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements" ("ASU 2010-6").  ASU 2010-6 required new disclosures related to transfers into and out of fair value hierarchy Levels 1 and 2, as well as certain activities for assets with fair values measured under the Level 3 hierarchy. ASU 2010-6 also provided amendments clarifying the level of disaggregation and disclosures about inputs and valuation techniques along with conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-6 was effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of ASU 2010-6 has not had, and is not expected to have, a material impact upon the Company's financial condition or results of operations.

4.   TREASURY STOCK

The Company did not repurchase any shares of treasury stock during the six months ended June 30, 2011 and 2010.  On April 29, 2011, 126,304 shares of the Company's common stock were released from treasury in order to fulfill benefit obligations under the 2004 Stock Incentive Plan.  The closing price of the Company's common stock on that date was $15.46, and the shares were released utilizing the average historical cost method.  On May 3, 2011, 45,056 shares of treasury stock were released in order to fulfill benefit obligations under the BMP.  The closing price of the Company's common stock on that date was $15.16, and the shares were released utilizing the average historical cost method.  On April 30, 2010, 143,083 shares of the Company's common stock were released from treasury in order to fulfill benefit obligations under the 2004 Stock Incentive Plan.  The closing price of the Company's common stock on that date was $12.75.  The shares were released utilizing the average historical cost method.

The Company returned 1,984 and 10,176 forfeited restricted stock awards into treasury stock during the six months ended June 30, 2011 and June 30, 2010, respectively.

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

The following is a reconciliation of the numerators and denominators of basic EPS and diluted EPS for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Numerator:
Net Income per the Consolidated Statements of Operations	$12,338	$10,004	$23,418	$19,474
Denominator:
Weighted-average number of shares outstanding utilized in the calculation of basic EPS	33,695,418	33,244,218	33,582,080	33,206,948
Common stock equivalents resulting from the dilutive effect of "in-the-money" outstanding stock options	188,500	111,402	232,984	101,956
Anti-dilutive effect of tax benefits associated with "in-the-money" outstanding stock options	(18,010)	(13,735)	(21,348)	(13,203)
Weighted average number of shares outstanding utilized in the calculation of diluted EPS	33,865,908	33,341,885	33,793,716	33,295,701

Common stock equivalents resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the Holding Company's common stock over the exercise price of outstanding in-the-money stock options during the period.

There were  1,263,877 and 2,666,827 weighted-average stock options outstanding for the three-month periods ended June 30, 2011 and 2010, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.  There were 1,232,350 and 2,699,614 weighted-average stock options outstanding for the six-month periods ended June 30, 2011 and 2010, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

7.    ACCOUNTING FOR STOCK BASED COMPENSATION

During the three-month and six-month periods ended June 30, 2011 and 2010, the Holding Company and Bank maintained the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees; and the 2004 Stock Incentive Plan (collectively the "Stock Plans"), which are discussed more fully in Note 15 to the Company's audited consolidated financial statements for the year ended December 31, 2010, and which are subject to the accounting requirements of ASC 505-50 and ASC 718.

Stock Option Awards

Combined activity related to stock options granted under the Stock Plans during the periods presented was as follows:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in Thousands, Except per Share Amounts)
Options outstanding – beginning of period	3,092,127	3,258,771	3,213,007	3,266,920
Options granted	91,583	97,294	91,583	97,294
Weighted average exercise price of grants	$15.46	$12.75	$15.46	$12.75
Options exercised	104,670	19,331	220,989	19,331
Weighted average exercise price of exercised options	10.67	8.53	10.95	8.53
Options forfeited	-	8,750	4,561	16,899
Weighted average exercise price of forfeited options	-	$13.74	16.73	$14.30
Options outstanding – end of period	3,079,040	3,327,984	3,079,040	3,327,984
Weighted average exercise price of outstanding options at the end of period	$14.91	$14.54	$14.91	$14.54
Remaining options available for grant	411,962	553,738	411,962	553,738
Exercisable options at end of period	2,867,436	2,860,928	2,867,436	2,860,928
Weighted average exercise price of exercisable options at the end of period	$15.05	$14.86	$15.05	$14.86
Cash received for option exercise cost	1,116	165	2,420	165
Income tax benefit recognized	134	20	245	20
Compensation expense recognized	$132	254	$359	491
Remaining unrecognized compensation expense	1,137	1,174	1,137	1,174
Weighted average remaining years for which compensation expense is to be recognized	3.1	2.0	3.1	2.0

The range of exercise prices and weighted-average remaining contractual lives of options outstanding, vested and unvested, under the Stock Plans were as follows:

	Outstanding Options as of June 30, 2011		Vested Options as of June 30, 2011
Exercise Prices	Amount	Weighted Average Contractual Years Remaining	Amount	Weighted Average Contractual Years Remaining
$8.34	149,909	7.8	92,679	7.8
$10.91	172,081	0.4	172,081	0.4
$12.75	87,541	8.8	46,345	8.8
$13.16	511,078	1.6	511,078	1.6
$13.74	866,375	5.8	866,375	5.8
$14.92	34,425	6.7	25,818	6.7
$15.10	318,492	3.9	318,492	3.9
$15.46	91,583	9.8	-	9.8
$16.45	76,320	3.6	76,320	3.6
$16.73	51,943	7.1	38,955	7.1
$18.18	80,000	6.9	80,000	6.9
$19.90	639,293	2.6	639,293	2.6
Total	3,079,040	4.2	2,867,436	3.9

The weighted average fair value per option at the date of grant for stock options granted was estimated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total options granted	91,583	97,294	91,583	97,294
Estimated fair value on date of grant	$4.82	$3.70	$4.82	$3.70
Pricing methodology utilized	Black- Scholes	Black- Scholes	Black- Scholes	Black- Scholes
Expected life (in years)	6.80	5.99	6.80	5.99
Interest rate	2.59%	2.76%	2.59%	2.76%
Volatility	42.35	43.69	42.35	43.69
Dividend yield	3.62	4.39	3.62	4.39

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

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan during the periods indicated:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Unvested allocated shares – beginning of period	307,783	275,823	309,783	295,066
Shares granted	126,304	143,083	126,304	143,083
Shares vested	107,649	86,040	109,649	95,107
Shares forfeited	1,984	-	1,984	10,176
Unvested allocated shares – end of period	324,454	332,866	324,454	332,866
Unallocated shares - end of period	-	-	-	-
Compensation recorded to expense	$392	$353	$700	$608
Income tax benefit recognized	60	73	60	68

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

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis includes all non-homogeneous loans, such as multifamily residential and mixed use residential, mixed use commercial and commercial real estate loans and construction loans, as well as one-to four family residential and cooperative apartment loans with balances greater than $730,000.  This analysis is performed on a quarterly basis.  The Company uses the following definitions for risk ratings:

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

All loans not classified as Special Mention, Substandard or Doubtful were deemed pass loans at both June 30, 2011 and December 31, 2010.

The Bank had no loans classified as Doubtful at June 30, 2011 or December 31, 2010.

The following is a summary of the credit risk profile of the real estate loans (principal balance only and including loans held for sale) by internally assigned grade as of the date indicated:

	Balance at June 30, 2011
Grade	One- to Four-Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total
	(Dollars in Thousands)
Pass	$66,392	$2,499,407	$350,738	$382,503	$4,989	$3,304,029
Special Mention	979	10,395	2,018	32,734	3,030	49,156
Substandard	56	6,105	5,278	17,046	2,865	31,350
Total real estate loans individually assigned a credit grade	$67,427	$2,515,907	$358,034	$432,283	$10,884	$3,384,535
Real estate loans not individually assigned a credit grade (1)	$35,631	-	-	-	-	$35,631
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

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

Grade	Balance at June 30, 2011	Balance at December 31, 2010
	(Dollars in Thousands)
Performing	$3,620	$2,523
Non-accrual	10	17
Total	$3,630	$2,540

The following is an age analysis of past due loans (including loans held for sale) as of the dates indicated:

At June 30, 2011
	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Still Accruing Interest
	(Dollars in Thousands)
Real Estate:
One- to four-family residential and cooperative unit	$910	$73	$67	$1,050	$102,008	$103,058	-
Multifamily residential and residential mixed use	2,995	3,115	3,765	9,875	2,506,032(a)	2,515,907	$413
Mixed use commercial real estate	1,633	434	3,309	5,376	352,658	358,034	-
Commercial real estate	1,435	2,987	8,506	12,928	419,355	432,283	1,575
Construction	-	-	3,297	3,297	7,587	10,884	432
Total real estate (including loans held for sale)	$6,973	$6,609	$18,944	$32,526	$3,387,640	$3,420,166	$2,420
Consumer	$1	$-	$10	$11	$3,619	$3,630	-
(a) Includes FHA/VA insured loans totaling $159.

At December 31, 2010
	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Still Accruing Interest
	(Dollars in Thousands)
Real Estate:
One- to four-family residential and cooperative unit	$130	$141	$223	$494	$116,774	$117,268	-
Multifamily residential and residential mixed use	4,435	2,631	11,058	18,124	2,487,054(a)	2,505,178	$3,510
Mixed use commercial real estate	190	3,051	1,217	4,458	360,607	365,065	-
Commercial real estate	3,059	7,592	11,494	22,145	446,058	468,203	331
Construction	-	-	4,500	4,500	10,738	15,238	4,500
Total real estate (including loans held for sale)	$7,814	$13,415	$28,492	$49,721	$3,421,231	$3,470,952	$8,341
Consumer	$6	$1	$17	$24	$2,516	$2,540	-
(a) Includes FHA/VA insured loans totaling $285.

Accrual of interest is generally discontinued on loans that have missed three consecutive monthly payments, at which time the Bank generally does not recognize the interest from the third month and reverses all interest associated with the missed payments.  The Bank generally initiates foreclosure proceedings when a loan enters non-accrual status, and does not accept partial payments on loans on which foreclosure proceedings have commenced.  At some point during foreclosure proceedings, the Bank procures current appraisal information in order to prepare an estimate of the fair value of the underlying collateral.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is transferred to OREO.  The Bank generally utilizes all available remedies in an effort to resolve either non-accrual loans or OREO properties as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating circumstances.  In the event that a non-accrual loan is subsequently brought current, it is returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least six months.

Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the outstanding principal balance (including any outstanding advances related to the loan) and accrued interest.  Such elections have not been commonplace.

The following table summarizes loans on non-accrual status for the periods indicated:

	At June 30, 2011	At December 31, 2010
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family residential and cooperative unit	$67	$223
Multifamily residential and residential mixed use	3,352	7,548
Mixed use commercial real estate	3,309	1,217
Commercial real estate	6,931	11,163
Construction	2,865	-
Total real estate loans (including loans held for sale)	$16,524	20,151
Consumer loans	10	17
Total non-accrual	$16,534	$20,168

Accruing Loans 90 Days or More Past Due:

At June 30, 2011, the Bank owned two real estate loans totaling $413,000 that were in excess of 90 days past due on their contractual balloon principal payment that continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payment.  The weighted average loan-to-value ratio of these loans were below 30% at June 30, 2011, and management expects that they will either be satisfied or formally modified in the future.  As a result, these loans remained on accrual status at June 30, 2011 and were deemed performing assets.  The Bank also had one commercial real estate loan at June 30, 2011 with an outstanding balance of $1.6 million that had not made any payments of principal or interest in over 90 days while the borrower was finalizing negotiations on a significant new tenant lease for the underlying collateral property.  This lease agreement was completed in early July, and the borrower has subsequently made payments of principal and interest.  The Bank expects to receive all principal and interest on this loan, and therefore retained it on accrual status as of June 30, 2011.

In addition, the Bank had one construction loan totaling $432,000 that was in excess of 90 days past its contractual maturity at June 30, 2011, on which the Bank received payments throughout 2010 and the six months ended June 30, 2011, and expects to either receive satisfaction or convert to a permanent real estate loan in future quarters.  As a result, this loan remained on accrual status and was deemed a performing loan at June 30, 2011.   This loan was internally graded Special Mention at June 30, 2011.

TDRs.

At June 30, 2011, the Bank had fourteen loans totaling $18.2 million whose terms were modified in a manner that met the criteria for a TDR.  Two of these loans, with an aggregate outstanding principal balance of $6.0 million, were on non-accrual status as of June 30, 2011, while the remaining twelve loans, with an outstanding principal balance of $12.2 million, were accruing TDRs at June 30, 2011.  Six of these TDRs were commercial real estate loans, five were multifamily residential and mixed-use residential real estate loans and the remaining were mixed-use commercial real estate loans.  At December 31, 2010, the Bank had nineteen loans totaling $22.6 million whose terms were modified in a manner that met the criteria for a TDR.  Seven of these loans, with an aggregate outstanding principal balance of $10.1 million, were on non-accrual status as of December 31, 2010, while the remaining twelve loans, with an outstanding principal balance of $12.4 million, were accruing TDRs at December 31, 2010.  Eight of these TDRs were commercial real estate loans, eight were multifamily residential and residential mixed-use real estate loans and the remaining were mixed-use commercial real estate loans.

The Company does not restructure troubled consumer loans, thus all TDRs have been made on real estate loans.  The following table summarizes TDRs as of and for the periods indicated:

	At or for the Six Months Ended June 30, 2011		At or for the Year Ended December 31, 2010
	No. of Loans	Balance	No. of Loans	Balance
	(Dollars in Thousands)
Loans modified during the period in a manner that met the definition of a TDR	-	$-	18	$24,928
Modifications granted:
Reduction of outstanding principal due	-	-	-	-
Deferral of principal amounts due	-	-	17	16,342
Temporary reduction in interest rate	-	-	6	10,517
Below market interest rate granted	-	-	-	-
Outstanding principal balance immediately before and after modification	-	-	18	24,928
Aggregate principal charge-off recognized on TDRs outstanding at period end	3	1,311	9	2,204
Outstanding principal balance at period end	14	18,170	19	22,558
TDRs that re-defaulted subsequent to being modified (at period end):	2	6,009	7	10,136
TDRs on accrual status at period end	12	12,161	12	12,422
TDRs on non-accrual status at period end	2	6,009	7	10,136

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral in measuring impairment.  If a TDR has re-defaulted, only the likely realizable net proceeds from the liquidation of collateral is considered when measuring impairment.  While measured impairment on TDRs is typically charged off immediately, if such impairment was measured solely from a reduction in the present value of expected cash flows of a performing TDR, it may be reflected as an allocated reserve within the allowance for loan losses.

Impaired Loans

At June 30, 2011, the Bank had forty-one loans totaling $36.6 million deemed impaired (as defined in Note 9), compared to fifty-seven loans totaling $44.1 million as of December 31, 2010.  The average balance of impaired loans was approximately $40.6 million during the six months ended June 30, 2011 and $29.1 million during the six months ended June 30, 2010.  During the six months ended June 30, 2011, write-downs of principal totaling $2.8 million were recognized on nine impaired loans.  Write-downs of principal on two impaired loans totaled $501,000 during the six months ended June 30, 2010.

At June 30, 2010, an aggregate balance of $6.9 million was allocated within the allowance for loan losses for probable losses on impaired loans, and, with the exception of one loan with an outstanding balance of $2.5 million, all impaired loans had an allocated reserve at June 30, 2010.  Effective July 1, 2010, the Bank commenced a general practice of immediately charging off calculated reserves on impaired loans.  At June 30, 2011, there was one impaired loan with a reserve of $280,000 allocated within the allowance for loan losses, related to the shortfall on the present value of the estimated cash flows associated with a performing TDR.

The Bank disposed of sixteen impaired loans with a recorded balance totaling $9.0 million during the six months ended June 30, 2011, receiving an aggregate amount approximating their recorded balance.  During the six months ended June 30, 2010, the Bank disposed of seven impaired loans totaling $14.9 million, recognizing principal charge-offs of $4.0 million on the disposals.

At June 30, 2011 and December 31, 2010, loans totaling $20.1 million and $24.3 million, respectively, while on accrual status, were deemed impaired.  The great majority of these loans were either accruing TDRs or loans past due 90 days or more but still accruing as of the respective quarter end. Net interest received on these impaired loans totaled $511,000 during the six months ended June 30, 2011.

At both June 30, 2011 and December 31, 2010, approximately $77,000 and $340,000, respectively, of one- to four-family residential and cooperative apartment loans with a balance of $730,000 or less and consumer loans were on non-accrual status, but were not included in the $36.6 million of impaired loans, as these loans are considered homogeneous loan pools not individually analyzed for impairment.

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

At June 30, 2011, within the pool of multifamily loans sold to FNMA, there was one $1.4 million loan that was delinquent between 30 and 89 days, and there were no loans 90 days or more delinquent.  At December 31, 2010, within the pool of multifamily loans sold to FNMA, there were three loans totaling $3.7 million 30 to 89 days delinquent, and no loans 90 days or more delinquent.

9.   ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR FIRST LOSS POSITION ON MULTIFAMILY LOANS SOLD TO FNMA

The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the uncollectibility of all or part of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using, among other factors, past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.  Allocations to the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

In determining its periodic allowance for loan losses, the Company has identified two portfolio segments: 1) real estate loans, and 2) consumer loans.  Consumer loans represent a nominal portion of the Company’s loan portfolio.  Within the real estate loan segment, the Bank analyzes the allowance based upon: 1) their designation as an impaired, special mention or pass graded loan; and 2) within loans designated as pass, the underlying collateral type.

Real Estate Loans

The Bank’s periodic evaluation of its allowance for loan losses on real estate loans has traditionally been comprised of three primary components.  The first two components relate to problem loans and are divided between loans deemed impaired (primarily loans classified as substandard or doubtful, and TDR loans) and loans designated as special mention.   The final component relates to pass graded or performing loans.

Impaired Loan Component

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Non-accrual loans and loans for which the terms have been modified in a manner that meets the criteria of a TDR are deemed impaired.

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

All multifamily residential, mixed use, commercial real estate and construction loans that are deemed to meet the definition of impaired are individually evaluated for impairment.  In addition, all cooperative unit, one- to four-family residential and consumer loans in excess of $730,000 are individually evaluated for impairment.  Impairment is typically measured using either: 1) the likely realizable value of a note sale; 2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected solely from liquidation of the collateral; or 3) the present value of estimated future cash flows using the loan’s existing rate.  TDRs are typically separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral less estimated disposal costs.  For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

Prior to July 1, 2010, the Company recognized impairment of real estate loans through an allocated reserve balance within the allowance for loan losses.  As a result, increases or decreases in either the amount of impaired loans, the magnitude of impairment of such loans, or the election to recognize the impairment as either an allocated reserve or a principal charge-off could create potential volatility within the allocated portion of the allowance for loan losses associated with such loans.  Effective July 1, 2010, with the exception of performing TDRs, the Bank commenced a general practice of immediately charging off the specific components of the allowance related to loans individually classified as impaired, and not recognizing them through a reserve within the allowance for loan losses.  As previously mentioned, the Bank has maintained the common industry practice of recognizing an allocated reserve within the allowance for loan losses for instances in which impairment is measured solely from a reduction in the present value of expected cash flows of a performing TDR.  The general practice of immediately charging off the specific components of the allowance related to loans individually classified as impaired (other than performing TDRs), although not mandated under GAAP, has significantly reduced the level of volatility of the allowance for loan losses associated with impaired loans.

There were no allocated reserves associated with impaired loans at December 31, 2010.  At June 30, 2011, an allocated reserve of $298,000 was recognized for a reduction in the present value of expected cash flows associated with one performing TDR loan.  Otherwise, there were no allocated reserves on impaired loans at June 30, 2011.  Charge-offs of measured impairment of principal balances (full or partial) on impaired loans totaled $886,000 and $656,000 during the six months ended June 30, 2011 and 2010, respectively.  In addition, charge-offs of $18,000 were recognized during the six months ended June 30, 2010 on impaired loans that were disposed of during the period.  As previously discussed, prior to July 1, 2010, if impairment was measured on these loans, a portion of the allowance was allocated so that the loan was reported, net of its measured impairment, once its allocated reserve within the allowance for loan losses was considered.

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

The portion of the allowance for loan losses attributable to Special Mention loans increased from $1.9 million at December 31, 2010 to $2.1 million at June 30, 2011, primarily reflecting an increase of 43 basis points in the 12-month loss history analysis performed on the Special Mention pool at June 30, 2011 compared to December 31, 2010.

Performing Loan Component (Pass Graded Loans)

The Bank initially looks to the underlying collateral type when determining the allowance for loan losses associated with performing real estate loans.  The following underlying collateral types are analyzed separately: 1) one- to four family residential and cooperative unit; 2) multifamily residential and residential mixed use; 3)mixed use commercial real estate, 4) commercial real estate; and 5) construction.  Within each of the analyses of the underlying collateral types, the following elements are additionally considered and provided weighting in determining the allowance for loan losses for performing loans:

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

(ii) Economic conditions - At both June 30, 2011 and December 31, 2010, the Bank assigned an expected loss rate to its entire performing mortgage loan portfolio based, in part, upon a review of economic conditions affecting the local real estate market. Specifically, the Bank considered both the level of and recent trends in: 1) the local unemployment rate, 2) real estate vacancy rates, 3) real estate sales and pricing, and 4) delinquencies in the Bank’s loan portfolio.  At June 30, 2010, the Bank considered the same set of variables in its analysis of expected economic loss from the performing mortgage loan portfolio, however, due to the relatively higher level of uncertainty surrounding the local real estate market at that time, the Bank arrived at a higher expected loss rate for the performing loan group as compared to June 30, 2011.

(iii) Underwriting standards or experience – Underwriting standards are reviewed to ensure that changes in the Bank's lending policies and practices are adequately evaluated for risk and reflected in its analysis of potential credit losses.  Different loss expectations are incorporated into the methodology.  Based upon the Bank’s mitigation of only certain less critical underwriting practices during the year ended December 31, 2010 and the six months ended June 30, 2011, this component did not impact the methodology at either June 30, 2011 or December 31, 2010.

(iv) Concentrations of credit – The Bank regularly reviews its loan concentrations (borrower, collateral type and location) in order to ensure that heightened risk has not evolved that has not been captured through other factors.  The risk component of loan concentrations is regularly evaluated for reserve adequacy.

(v) The period of time loans have been held and performing (Loan Seasoning) – Generally, it is assumed that loans performing for a period of at least three years are likely to result in diminishing principal losses with the passage of time.  As a result, it is assumed that a lower expected loss percentage should be applied to these loans.  This element was given considerable weight in the evaluation of the allowance for loan losses at June 30, 2010, however, received significantly less consideration in the June 30, 2011 and December 31, 2010 evaluations.  The decrease in consideration resulted from an analysis of the loss experience recognized during the 2008 to 2010 recessionary period (to which the Company migrated late in 2010), which concluded that, contrary to this common assumption, the age or seasoning of the loan did not inversely correlate to the Bank's loss experience.

Consumer Loans

Loss percentages are applied to consumer loans based upon either their delinquency status or loan type.  These loss percentages are derived from a combination of the Company’s historical loss experience and/or nationally published loss data on these loans.  Consumer loans in excess of 120 days delinquent are typically fully charged off against the allowance for loan losses.

Changes in the aggregate allowance for loan losses for loans owned by the Bank were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Balance at beginning of period	$19,663	$24,620	$19,166	$21,505
Provision for loan losses	1,662	3,834	3,089	7,281
Loans charged off	(1,975)	(5,024)	(3,176)	(5,793)
Recoveries	42	-	263	-
Transfer from (to) reserves on loan commitments	126	(80)	176	357
Balance at end of period	$19,518	$23,350	19,518	$23,350

The following table presents data regarding the allowance for loan losses and loans evaluated for impairment by class of loan within the real estate loan segment as well as for the aggregate consumer loan segment:

At or for the Three Months Ended June 30, 2011
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
	(Dollars in Thousands)
Beginning balance	$280	$14,425	$1,074	$3,532	$318	$19,629	$34
Charge-offs	(8)	(129)	(61)	(1,039)	(725)	(1,962)	(13)
Recoveries	-	4	1	37	-	42	-
Transfer from reserve for loan commitments	-	61	33	29	3	126	-
Provision	127	35	61	848	583	1,654	8
Ending balance	$399	$14,396	$1,108	$3,407	$179	$19,489	$29

At or for the Six Months Ended June 30, 2011
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
	(Dollars in Thousands)
Beginning balance	$409	$14,226	$1,331	$2,821	$345	$19,132	$34
Charge-offs	(83)	(495)	(264)	(1,596)	(725)	(3,163)	(13)
Recoveries	-	125	4	134	-	263	-
Transfer from (to) reserve for loan commitments	-	158	(6)	14	10	176	-
Provision	73	382	43	2,034	549	3,081	8
Ending balance	$399	$14,396	$1,108	$3,407	$179	$19,489	$29

At June 30, 2011
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
	(Dollars in Thousands)
Ending balance – loans individually evaluated for impairment	$-	$9,716	$4,468	$19,121	$3,297	$36,602	$-
Ending balance – loans collectively evaluated for impairment	103,058	2,515,907	358,034	432,283	10,884	3,420,166	3,630
Allowance balance associated with loans individually evaluated for impairment	-	-	-	280	-	280	-
Allowance balance associated with loans collectivelly evaluated for impairment	399	14,396	1,108	3,127	179	19,209	29

At December 31, 2010
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
	(Dollars in Thousands)
Ending balance – loans individually evaluated for impairment	$-	$16,368	$2,387	$20,842	$4,500	$44,097	$-
Ending balance – loans collectively evaluated for impairment	117,268	2,483,897	362,678	447,261	10,738	3,421,842	2,540
Allowance balance associated with loans individually evaluated for impairment	-	-	-	-	-	-	-
Allowance balance associated with loans collectivelly evaluated for impairment	409	14,226	1,331	2,821	345	19,132	34

Due to their small individual balances, the Bank does not evaluate individual consumer loans for impairment.  The following table summarizes impaired real estate loans for the periods indicated:

At June 30, 2011				For the Three Months Ended June 30, 2011		For the Six Months Ended June 30, 2011
	Unpaid Principal Balance at Period End	Recorded Investment at Period End	Reserve Balance Allocated within the Allowance for Loan Losses at Period End	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
	(Dollars in Thousands)
Multifamily Residential and Residential Mixed Use
With no allocated reserve	$11,329	$9,715	-	$11,423	$140	$13,071	$263
With an allocated reserve	-	-	-	-	-		-
Mixed Use Commercial Real Estate
With no allocated reserve	4,469	4,469	-	4,771	50	3,977	86
With an allocated reserve	-	-	-	-	-		-
Commercial Real Estate
With no allocated reserve	16,230	13,305	-	14,066	97	14,374	145
With an allocated reserve	5,816	5,816	280	5,829	102	5,836	258
Construction
With no allocated reserve	3,297	3,297	-	2,790	122	3,360	213
With an allocated reserve	-	-	-	-	-		-
Total
With no allocated reserve	$35,325	$30,786	$-	$33,050	$409	$34,782	$707
With an allocated reserve	$5,816	$5,816	$280	$5,829	$102	$5,836	$258

At December 31, 2010
	Unpaid Principal Balance at Period End	Recorded investment at Period End	Reserve Balance Allocated within the Allowance for Loan Losses at Period End
	(Dollars in Thousands)
Multifamily Residential and Residential Mixed Use
With no allocated reserve	$19,460	$16,368	$-
With an allocated reserve		-	-
Mixed Use Commercial Real Estate
With no allocated reserve	2,387	2,387	-
With an allocated reserve	-	-	-
Commercial Real Estate
With no allocated reserve	23,771	20,842	-
With an allocated reserve	-	-	-
Construction
With no allocated reserve	4,500	4,500	-
With an allocated reserve	-	-	-
Total
With no allocated reserve	$50,118	$44,097	-
With an allocated reserve	$-	$-	$-

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

The following is a summary of the aggregate balance of multifamily loans serviced for FNMA, the period-end First Loss Position associated with these loans, and activity in the related reserve liability:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Outstanding balance of multifamily loans serviced for FNMA at period end	$333,826	$404,518	$333,826	$404,518
Total First Loss Position at end of period	16,356	18,697	16,356	18,697
Reserve Liability on the First Loss Position
Balance at beginning of period	$2,993	$4,221	$2,993	$4,373
Transfer of specific reserve for serviced loans re-acquired by the Bank	-	(1,123)	-	(1,123)
Provision for losses on problem loans(1)	-	-	-	-
Charge-offs and other net reductions in balance	-	(105)	-	(257)
Balance at period end	$2,993	$2,993	$2,993	$2,993
(1) Amount recognized as a component of mortgage banking income during the period.

During the six months ended June 30, 2011, the Bank received approval from FNMA to reduce the total First Loss Position by $434,000 for losses incurred.  During the six months ended June 30, 2010, the Bank received approval from FNMA to reduce the total First Loss Position by $1.5 million for losses incurred.

The Bank has elected to periodically repurchase problematic or non-problematic loans from within the FNMA serviced loan pool.  The repurchase of problematic loans is made in order to expedite their resolution and control losses.  All such elections have been made on an individual loan/borrower basis.  All repurchases from FNMA are made at par, and any reserves recognized on the re-acquired loan within the FNMA reserve analysis reduce the recorded balance of the loan when it is transferred to the Bank’s portfolio.  In most instances, all economic losses realized by the Bank on the re-acquired loans can be applied against the First Loss Position, and any material exceptions for individual loans are disclosed in the Company’s public filings. Since the Bank is fully responsible for all losses on FNMA serviced loans up to the First Loss Position, it has greater incentive to minimize losses. Had the resolution of these loans been left to FNMA to manage, management believes that the ultimate losses recognized would have been greater.  The Bank did not re-acquire any problematic loans within the pool of loans serviced for FNMA during the six months ended June 30, 2011.  During the three months ended June 30, 2010, the Bank re-acquired twelve loans within the pool of loans serviced for FNMA having an aggregate principal balance of $17.2 million.  Upon re-acquisition, aggregate liabilities of $1.1 million that were recorded related to problematic loans within the liability for the First Loss Position served to reduce the outstanding principal balance of the loans (reflecting a write-down of their outstanding principal balance to the lower of the current appraised or estimated disposal value of the underlying collateral).  During the six months ended June 30, 2010, the Bank re-acquired fifteen loans within the pool of loans serviced for FNMA (primarily problematic loans) having an aggregate principal balance of $19.3 million.  Upon re-acquisition, aggregate liabilities of $1.1 million that were recorded related to problematic loans within the liability for the First Loss Position served to reduce the outstanding principal balance of the loans (reflecting a write-down of their outstanding principal balance to the lower of the current appraised or estimated disposal value of the underlying collateral).

10.   INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following is a summary of major categories of securities owned by the Company at June 30, 2011:

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses		Book Value	Other Unrealized Losses	Fair Value
			(Dollars in Thousands)
Held-to-Maturity:
Pooled bank trust preferred securities ("TRUPS")	$18,941	$10,057	$(950)	-	$(1,858	)(2)	$7,249	$(765)	$6,484
Available-for-sale:
Mutual fund investments	4,979	3,554	-	1,148	-		4,702	-	4,702
Agency notes	160,365	160,365	-	131	(86)		160,410	-	160,410
Pass-through MBS issued by GSEs	84,373	84,373	-	5,292	-		89,665	-	89,665
Collateralized mortgage obligations ("CMOs") issued by GSEs	23,587	23,587	-	638	-		24,225	-	24,225
Private issuer pass through MBS	1,911	1,911	-	-	(118)		1,793	-	1,793
Private issuer CMOs	1,726	1,726	-	28	-		1,754	-	1,754
Total	$295,882	$285,573	$(950)	$7,237	$(2,062)		$289,788	$(765)	$289,033
(1) Amount represents the purchase amortized / historical cost less any credit-related OTTI charges recognized through earnings.
(2) Amount represents the unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

The following is a summary of major categories of securities owned by the Company at December 31, 2010:

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses		Book Value	Other Unrealized Losses	Fair Value
			(Dollars in Thousands)
Held-to-Maturity:
TRUPS	$19,008	$10,760	$(2,203)	-	$(1,916	)(2)	$6,641	$(2,233)	$4,408
Available-for-sale:
Mutual fund investments	4,962	3,537	-	957	(4)		4,490	-	4,490
Agency notes	81,388	81,388	-	5	(241)		81,152	-	81,152
Pass-through MBS issued by GSEs	100,847	100,847	-	5,236	-		106,083	-	106,083
CMOs issued by GSEs	32,953	32,953	-	1,012	-		33,965	-	33,965
Private issuer pass through MBS	2,363	2,363	-	-	(65)		2,298	-	2,298
Private issuer CMOs	2,122	2,122	-	50	-		2,172	-	2,172
Total	243,643	233,970	$(2,203)	7,260	(2,226)		236,801	(2,233)	$234,568
(1) Amount represents the purchase amortized / historical cost less any credit-related OTTI charges recognized through earnings.
(2) Amount represents the remaining unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

At June 30, 2011, the agency note investments in the above table had contractual maturities as follows:

	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due after one year through five years	$159,975	$160,018
Due after five years through ten years	390	392
	$160,365	$160,410

The held-to-maturity TRUPS had a weighted average term to maturity of 23.5 years at June 30, 2011.  At June 30, 2011, MBS available-for-sale (which include pass-through MBS issued by GSEs, CMOs issued by GSEs, private issuer pass through MBS and private issuer CMOs) possessed a weighted average contractual maturity of 16.9 years and a weighted average estimated duration of 2.1 years.  There were no sales of MBS available-for-sale during the six months ended June 30, 2011 and 2010.

There were no sales of investment securities available-for-sale during the six months ended June 30, 2011.  Proceeds from the sales of investment securities available-for-sale (i.e., mutual funds and agency notes) were $2.5 million during the six months ended June 30, 2010.  Gains of $608,000 was recognized on these sales.  On March 31, 2010, the Company transferred six mutual fund investments totaling $1.4 million from available-for-sale to trading.  Unrealized holding gains totaling $242,000 were recognized on these investments on the date of transfer,.

At June 30, 2011, in management’s judgment, the credit quality of the collateral pool underlying six of the Company's eight TRUPS had deteriorated to the point that full recovery of the Company’s initial investment was considered uncertain, thus resulting in recognition of OTTI charges.  At June 30, 2011, these six securities had credit ratings ranging from  "D" to "Caa3." The Company applied ASC 320-10-65 to determine the credit related component of OTTI for the six TRUPS by discounting the expected future cash flows applicable to the securities at the effective interest rate implicit in the security at the date of acquisition by the Company.

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's TRUPS.

	At or for the Three Months Ended June 30, 2011			At or for the Three Months Ended June 30, 2010
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
	(Dollars in Thousands)
Cumulative balance at the beginning of the period	$8,310	$1,591	$9,901	$5,937	$4,196	$10,133
OTTI recognized on securities with previous OTTI	574	-	574	508	13	521
Reductions and transfers to credit-related OTTI	-	(640)	(640)	-	(365)	(365)
Amortization of previously recognized OTTI	-	(1)	(1)	-	(29)	(29)
Cumulative balance at end of the period	$8,884	$950	$9,834	$6,445	$3,815	$10,260

	At or for the Six Months Ended June 30, 2011			At or for the Six Months Ended June 30, 2010
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
	(Dollars in Thousands)
Cumulative balance at the beginning of the period	$8,247	$2,203	$10,450	$5,772	$4,425	$10,197
OTTI recognized on securities with previous OTTI	637	-	637	673	63	736
Reductions and transfers to credit-related OTTI	-	(1,245)	(1,245)	-	(619)	(619)
Amortization of previously recognized OTTI	-	(8)	(8)	-	(54)	(54)
Cumulative balance at end of the period	$8,884	$950	$9,834	$6,445	$3,815	$10,260

The remaining aggregate amortized cost of TRUPS that could be subject to future OTTI charges through earnings was $10.7 million at June 30, 2011.  Of this total, unrealized losses of $3.5 million have already been recognized as a component of accumulated other comprehensive loss.

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's equity mutual funds (contained within investment securities available-for-sale):

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2011	2010	2011	2010
PRE-TAX OTTI	(Dollars in Thousands)
Cumulative balance at the beginning of the period	$1,425	$2,042	$1,425	$3,063
OTTI recognized during the period	-	-	-	_
Reduction of OTTI for securities sold during the period	-	(617)	-	(1,302)
Reduction of OTTI for securities transferred to trading during the period	-	-	-	(336)
Cumulative balance at end of the period	$1,425	$1,425	$1,425	$1,425

During the three months and six months ended June 30, 2010, the Company sold portions of mutual fund investments for which it had previously recognized OTTI charges, recovering $617,000 and $1.3 million, respectively, of the apportioned OTTI previously recognized on these fund shares.

In addition, during the six months ended June 30, 2010, the Company transferred mutual fund balances from available-for-sale into trading as part of a re-positioning of a portion of its BMP investments.  The transfer of these mutual funds from available-for-sale into trading during 2010 resulted in the recovery of approximately $336,000 of previously recognized OTTI charges.  Any recovery in value of mutual funds has been recognized as a component of other comprehensive income for mutual funds that have had both OTTI charges and have not been either subsequently sold or transferred into trading.

The following table summarizes the gross unrealized losses and fair value of investment securities and MBS as of June 30, 2011, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Total		12 or More Consecutive Months of Unrealized Losses		Less than 12 Consecutive Months of Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(Dollars in thousands)
Held-to-Maturity Securities:
TRUPS (1)	$6,484	$3,573	$6,484	$3,573	$-	$-
Available-for-Sale Securities:
Agency notes	64,914	86	-	-	64,914	86
Private issuer pass through MBS	1,793	118	1,793	118	-	-
Total	$73,191	$3,777	$8,277	$3,691	$64,914	$86
(1) At June 30, 2011, the recorded balance of these securities was $7.2 million.  This balance reflected both the remaining unrealized loss of $1.9 million that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity) for two TRUPS that have not been deemed OTTI, and an unrealized loss of $950,000 that has been recognized in accumulated other comprehensive loss that represents the non-credit component of impairment for five TRUPS that have been deemed OTTI.  In accordance with both ASC 320-10-35-17 and ASC 320-10-65, these unrealized losses are currently being amortized over the remaining estimated life of these securities.

TRUPS That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At June 30, 2011, two of the TRUPS, with an amortized cost of $7.2 million were not deemed to have OTTI.  These securities remained in an unrealized loss for 12 or more consecutive months, and their cumulative unrealized loss was $2.9 million at June 30, 2011, reflecting both illiquidity in the marketplace and concerns over future bank failures.  At June 30, 2011, both of these securities had ratings ranging from "CC" to "Ba1."  Despite both the significant decline in market value and the duration of their impairment, management believes that the unrealized losses on these securities at June 30, 2011 were temporary, and that the full value of the investments will be realized once the market dislocations have been removed, or as the securities continue to make their contractual payments of principal and interest.  In making this determination, management considered the following:

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

The remaining six trust preferred securities, with an aggregate amortized cost of $3.4 million at June 30, 2011, have previously been determined to meet the OTTI criteria.

Private Issuer Pass Through MBS That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At June 30, 2011, the Company owned one private label pass-through MBS that possessed unrealized losses for 12 or more consecutive months, with an amortized cost of $1.9 million and an unrealized loss of $118,000. The Company's investment is in the most senior tranche (or repayment pool) of this security.  Despite a challenging real estate marketplace, the private label pass-through MBS made contractual principal and interest payments that reduced its principal balance by approximately 29% during the twelve months ended June 30, 2011.  At June 30, 2011, the Company performed an analysis of likely potential defaults of the real estate loans underlying this security in the current economic environment, and determined that this security could reasonably be expected to continue making all contractual payments.  The Company has no intent to sell this security and it is not likely that the Company will be required to sell this security before the recovery of its remaining amortized cost.

The following summarizes the gross unrealized losses and fair value of investment securities and MBS as of December 31, 2010, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Total		12 or More Consecutive Months of Unrealized Losses		Less than 12 Consecutive Months of Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(Dollars in thousands)
Held-to-Maturity Securities:
TRUPS	$4,408	$6,352	$4,408	$6,352	$-	$-
Available-for-Sale Securities:
Agency notes	75,756	241	-	-	75,756	241
Fixed Income mutual fund	506	4	-	-	506	4
Private issuer pass through MBS	2,298	65	2,298	65
Total	$82,968	$6,662	$6,706	$6,417	$76,262	$245

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

The following tables present the assets that are reported on the condensed consolidated statements of financial condition at fair value as of June 30, 2011 by level within the fair value hierarchy.  As required by ASC 820-10, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured at Fair Value on a Recurring Basis at June 30, 2011
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Three-Month and Six-Month Periods Ended June 30, 2011
	(Dollars in Thousands)				($ in Thousands)
Trading securities (Registered Mutual Funds):
Domestic Equity	$836	$836	$-	$-	$-
International Equity	130	130	-	-	-
Fixed Income	863	863	-	-	-
Investment securities available-for-sale	165,112	4,702	160,410	-	-
MBS available-for-sale	117,437	-	117,437	-	-

Assets Measured at Fair Value on a Recurring Basis at December 31, 2010
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Three-Month and Six-Month Periods Ended June 30, 2010
	(Dollars in Thousands)				($ in Thousands)
Trading Securities (Registered Mutual Funds)
Domestic Equity	$672	$672	$-	$-	$-
International Equity	108	108	-	-	-
Fixed Income	710	710	-	-	-
Investment securities available-for-sale	$85,642	$4,883	$80,759	-	-
MBS available-for-sale	144,518	-	144,518	-	-

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

The Company’s trading securities are registered, actively-traded mutual funds that satisfy the criteria for Level 1 valuation. The Company's available-for-sale investment securities and MBS at June 30, 2011 were categorized as follows:

Investment Category	Percentage of Total	Valuation Level Under ASC 820-10
Agency Notes	56.8%	Two
Pass Through MBS or CMOs issued by GSEs	40.3	Two
Pass Through MBS or CMOs issued by entities other than GSEs	1.2	Two
Mutual fund investments	1.7	One

The agency notes owned by the Company possessed the highest possible credit rating published by multiple established credit rating agencies as of June 30, 2011.  Obtaining a market value as of June 30, 2011 for these securities utilizing significant observable inputs as defined under ASC 820-10 was not difficult due to their continued marketplace demand.  The pass-through MBS and CMOs issued by GSEs, which comprised approximately 40.3% of the Company's total available-for-sale investment securities and MBS at June 30, 2011, all possessed the highest possible credit rating published by multiple established credit rating agencies as of June 30, 2011.  Obtaining a market value as of June 30, 2011 for these securities utilizing significant observable inputs as defined under ASC 820-10 was not difficult due to their considerable demand.  In accordance with established policies and procedures, the Company utilized a midpoint value obtained as its recorded fair value for securities that were valued with significant observable inputs.

As of June 30, 2011 and 2010, the Company owned one pass through MBS issued by an entity other than a GSE.  This security had an amortized cost basis of $1.9 million at June 30, 2011.  The Company's investment is within the senior tranche of this security, and the weighted average contractual interest rate on the security was 5.0% at both June 30, 2011 and 2010.  The assets underlying this security are a pool of 15-year fixed rate amortizing prime mortgages on residential properties located throughout the United States.  The underlying mortgages were originated in 2005, and, as of June 30, 2011, had a weighted average coupon of 5.25% and a weighted average loan-to-value ratio of 44%.  Approximately 26% of the underlying mortgages are located in California, while the remainder are diversified geographically, and less than 11% of the total underlying mortgage pool was delinquent at June 30, 2011.   The

credit ratings on this security ranged from Caa1 to Ba1 at June 30, 2011.  As a result of the overall credit quality of this investment, marketplace demand was deemed sufficient at June 30, 2011 to permit it to be valued utilizing estimated sales determined under benchmarking and matrix pricing.  The Company obtained such values from at least two credible independent market sources, and verified that the values were prepared utilizing significant observable inputs as defined under ASC 820-10.

As of June 30, 2011 and 2010, the Company owned one CMO issued by an entity other than a GSE.  This security had an amortized cost basis of $1.7 million at June 30, 2011.  The Company's investment is within the senior tranche of this security, and the weighted average contractual interest rate on the security was 4.5% at both June 30, 2011 and 2010.  The assets underlying this security are a pool of 15-year fixed rate amortizing prime mortgages on residential properties located throughout the United States.  The underlying mortgages were originated in 2003, and, as of June 30, 2011, had a weighted average coupon of 5.38% and a weighted average loan-to-value ratio approximating 30%. Approximately 44% of the underlying mortgages are located in California, while the remainder are diversified geographically.  One percent of the total underlying mortgage pool was delinquent at June 30, 2011.   This security possessed the highest possible credit rating published by multiple established credit rating agencies at June 30, 2011.  As a result of the overall credit quality of this investment, marketplace demand was deemed sufficient  at June 30, 2011 to permit it to be valued utilizing estimated sales determined under benchmarking and matrix pricing.  The Company obtained such values from at least two credible market sources, and verified that these values were prepared utilizing significant observable inputs as defined under ASC 820-10.

Assets Measured at Fair Value on a Non-Recurring Basis at June 30, 2011
			Fair Value Measurements Using
Description	Total		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Three Months Ended June 30, 2011		Losses for the Six Months Ended June 30, 2011
	(Dollars in Thousands)					(Dollars in Thousands)
TRUPS	$1,798	(1)	$-	$-	$1,798	$574	(2)	$637	(2)
Impaired loans
Multifamily Residential and Residential Mixed Use Real Estate	9,716		-	-	9,716	125	(3)	370	(3)
Mixed Use Commercial Real Estate	4,468		-	-	4,468	60	(3)	260	(3)
Commercial Real Estate	19,121		-	-	19,121	1,002	(3)	1,462	(3)
Construction	3,297		-	-	3,297	725	(3)	725	(3)
(1)      Amount represents the fair value of three held-to-maturity TRUPS that were deemed OTTI at June 30, 2011.
(2)      Amount represents the total OTTI (credit or non-credit related) recognized on TRUPS during the three-month and six-month periods ended June 30, 2011.
(3)      Amount represents total charge-offs on impaired loans during the three-month and six-month periods ended June 30, 2011.

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2010
			Fair Value Measurements Using
Description	Total		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Three Months Ended June 30, 2010		Losses for the Three Months Ended June 30, 2010
	(Dollars in Thousands)					(Dollars in Thousands)
TRUPS	$650	(1)	$-	$-	$650	$508	(2)	$673	(2)
Impaired loans:
Multifamily Residential and Residential Mixed Use Real Estate	16,368		-	-	16,368	4,589	(3)	5,172	(3)
Mixed Use Commercial Real Estate	2,387		-	-	2,387	11	(3)	160	(3)
Commercial Real Estate	20,842		-	-	20,842	424	(3)	443	(3)
Construction	4,500		-	-	4,500	-		-
(1)      Amount represents the fair value of two held-to-maturity TRUPS that were deemed OTTI at December 31, 2010.
(2)      Amount represents the total OTTI (credit or non-credit related) recognized on TRUPS during the three-month and six-month periods ended June 30, 2010.
(3)      Amount represents total charge-offs on impaired loans during the three-month and six-month periods ended June 30, 2010.

TRUPS Held to Maturity - At June 30, 2011 and December 31, 2010, the Company owned eight TRUPS classified as held-to-maturity.  Late in 2008, the market for these securities became illiquid, and continued to be deemed illiquid as of June 30, 2011.  As a result, at both June 30, 2011 and December 31, 2010, their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing).  Under the blended valuation approach, the Bank utilized the following valuation sources: 1) broker quotations, which were deemed to meet the criteria of "distressed sale" pricing under the guidance of ASC 820-10-65-4, were given a minor 10% weighting; 2) An internally created cash flow valuation model that considered the creditworthiness of each individual issuer underlying the collateral pools, and utilized default, cash flow and discount rate assumptions determined by the Company's management (the "Internal Cash Flow Valuation"), was given a 45% weighting; and 3) a minimum of two of three available independent cash flow model valuations were averaged and given a 45% weighting.

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

As discussed above, in addition to the Internal Cash Flow Valuation and broker quotations, the Company utilizes a minimum of two of three additional cash flow model valuations in order to estimate the fair value of TRUPS.  Two of the three independent cash flow model valuations utilized a methodology similar to the Internal Cash Flow Valuation, differing only in the underlying assumptions deriving estimated cash flows, individual bank defaults and discount rate.  The third independent cash flow valuation was derived from a different methodology in which the actual cash flow estimate based upon the underlying collateral of the securities (including default estimates) was not considered.  Instead, this cash flow valuation utilized a discount rate determined from the Bloomberg fair market value curve for similar assets that continued to trade actively, with adjustments made for the illiquidity of TRUPS market.  Because of the significant judgment underlying each of the pricing assumptions, management elected to recognize each of the independent valuations and apply a weighting system to all of the valuations, including the Internal Cash Flow Valuation, as all of these valuations were determined utilizing a valid and objective pricing methodology.

Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at June 30, 2011 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through either a negotiated note sale value, or, more commonly, either a current independent appraisal or a drive-by inspection combined with a comparison of the collateral with similar properties in the area by either a licensed appraiser or real estate broker.  An appraisal is generally ordered for all impaired multifamily residential, mixed use or commercial real estate loans for which the most recent appraisal is more than one year old.  The Bank never adjusts independent appraisal data upward.  Occasionally, management will adjust independent appraisal data downward based upon its own lending expertise and/or experience with the subject property, utilizing such factors as potential note sale values, or a more refined estimate of costs to repair and time to lease the property.  Adjustments for potential disposal costs are also considered when determining the final appraised value.  Of the 39 impaired loans at June 30, 2011, management utilized a likely negotiated note sale value as the valuation for seven of the loans and reduced the independent appraisal value in determining the fair value of nineteen of the loans.  In instances in which foreclosure and sale of the collateral property are deemed to provide the likely ultimate realizable value, estimated disposal costs of 10% of the appraised value are applied against the realizable value.

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

Loans, Net - The fair value of loans receivable is determined by discounting anticipated future cash flows of the loans, net of anticipated prepayments, using a discount rate reflecting current market rates for loans with similar terms.  This methodology is applied to all loans, inclusive of non-accrual loans, as well as impaired loans for which a write-down to the current fair market value of the underlying collateral is not deemed warranted (generally loans that are sufficiently collateralized).  In addition, the valuation of loans generally reflects the consideration of sale pricing for loan types that had traditionally been subject to sales to FNMA (over 80% of the outstanding loan portfolio).  Due to significant market dislocation for multifamily loan sales that commenced in 2008, secondary market prices were given little weighting in deriving loan valuation at June 30, 2011.   The valuation of impaired loans for which a write down is warranted was discussed previously within this Note.

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

Based upon the aforementioned valuation methodologies, the estimated carrying amounts and estimated fair values of all of the Company's financial instruments and liabilities were as follows:

At June 30, 2011	Carrying Amount	Fair Value
	(Dollars in Thousands)
Assets:
Cash and due from banks	$131,643	$131,643
Federal funds sold and other short term investments	11,575	11,575
Investment securities held to maturity (TRUPS)	7,249	6,484
Available-for-sale securities:
Mutual fund investments	4,702	4,702
Agency notes	160,410	160,410
Pass-through MBS issued by GSEs	89,665	89,665
CMOs issued by GSEs	24,225	24,225
Private issuer pass-through MBS	1,793	1,793
Private issuer CMOs	1,754	1,754
Trading securities	1,829	1,829
Loans, net	3,403,622	3,545,773
Loans held for sale	656	656
MSR	1,926	2,430
FHLBNY capital stock	49,489	N/A
Liabilities:
Savings, money market and checking accounts	1,339,668	1,339,668
CDs	1,076,304	1,091,197
Escrow and other deposits	89,466	89,466
REPOs	195,000	218,864
FHLBNY advances	939,775	984,662
Trust Preferred securities payable1	70,680	62,198
Commitments to extend credit	918	918

1 The fair value of these liabilities is measured by independent market quotations obtained based upon transactions occurring in the market as of the disclosure date (Level 1 inputs).

At December 31, 2010	Carrying Amount	Fair Value
	(Dollars in Thousands)
Assets:
Cash and due from banks	$86,193	$86,193
Investment securities held to maturity (TRUPS)	6,641	4,408
Available-for-sale securities:
Mutual fund investments	4,490	4,490
Agency notes	81,152	81,152
Pass-through MBS issued by GSEs	106,083	106,083
CMOs issued by GSEs	33,965	33,965
Private issuer pass through MBS	2,298	2,298
Private issuer CMOs	2,172	2,172
Loans, net	3,451,018	3,598,027
Loans held for sale	3,308	3,309
MSR	2,271	2,840
Federal funds sold and other short-term investments	4,536	4,536
FHLBNY capital stock	51,718	N/A
Liabilities:
Savings, money market and checking accounts	1,290,929	1,290,929
CDs	1,059,652	1,074,114
Escrow and other deposits	68,542	68,542
REPOs	195,000	217,735
FHLBNY advances	990,525	1,032,555
Trust Preferred securities payable1	70,680	63,612
Commitments to extend credit	631	631

1 The fair value of these liabilities is measured by independent market quotations obtained based upon transactions occurring in the market as of the disclosure date (Level 1 inputs).

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

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)

Service cost	$-	$33	$-	$29
Interest cost	339	86	358	79
Actuarial adjustment to prior period interest cost and amortization	-	-	353	-
Expected return on assets	(361)	-	(347)	-
Unrecognized past service liability	-	-	-	14
Amortization of unrealized loss	312	29	263	-
Net periodic cost	$290	$148	$627	$122

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)

Service cost	$-	$67	$-	$58
Interest cost	679	173	715	158
Actuarial adjustment to prior period interest cost and amortization	-	-	353	-
Expected return on assets	(721)	-	(694)	-
Unrecognized past service liability	-	-	-	28
Amortization of unrealized loss	623	58	526	-
Net periodic cost	$581	$298	$900	$244

The Company disclosed in its consolidated financial statements for the year ended December 31, 2010 that it expected to make contributions or benefit payments totaling $48,000 to the Employee Retirement Plan, $389,000 to the BMP, $135,000 to the Outside Director Retirement Plan, and $173,000 to the Postretirement Plan during the year ending December 31, 2011.  The Company made contributions of $24,000 to the Employee Retirement Plan during the six months ended June 30, 2011, and expects to make an additional $24,000 of contributions or benefit payments during the remainder of 2011.  The Company made benefit payments of $64,000 to the Outside Director Retirement Plan during the six months ended June 30, 2011, and expects to make an additional $71,000 of contributions or benefit payments during the remainder of 2011.  The Company made net contributions totaling $124,000 to the Postretirement Plan during the six months ended June 30, 2011, and expects to make the remainder of the estimated $173,000 of net contributions or benefit payments during 2011.  The Company contributed $1.0 million to the BMP during the six months ended June 30, 2011, all of which related to reinstatement benefits that were separate in nature from the $389,000 actuarily determined contributions expected for 2011.  The Company does not expect to make the $389,000 of benefit payments to the BMP during 2011, since anticipated retirements that formed the basis for these expected benefit payments in 2011 are presently not expected to occur.

13.   INCOME TAXES

During the three months ended June 30, 2011, the Company's consolidated effective tax rate was 41.7%, slightly above its expected 41% normalized rate.   During the six months ended June 30, 2011, the Company's consolidated effective tax rate was 41.1%, approximating its expected 41% normalized rate.

During the three months ended June 30, 2010, the Company's consolidated effective tax rate, which was expected to approximate 37%, was 41.3%.  During the three months ended June 30, 2010, the Company recognized gains totaling $569,000 on both the sale of mutual funds and the transfer of mutual funds into trading.  From a tax perspective, since: (i) these events triggered the reversal of deferred tax assets previously recognized when the Company recorded OTTI charges in March 2009; and (ii) the deferred tax assets on the OTTI were established at a statutory rate approximating 45% (significantly in excess of the second quarter 2010 consolidated 37% tax rate), their reversal created an effective tax rate in excess of the 37% customary level during the June 2010 quarter.

14.   NET MORTGAGE BANKING INCOME

Net mortgage banking income presented in the condensed consolidated statements of operations was comprised of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Gain (loss) on the sale of loans originated for sale	$53	$140	$(14)	$181
Credit (Provision) to the liability for First Loss Position	-	-	-	-
Recovery of write down of mortgage servicing asset	-	-	-	-
Mortgage banking fees	150	163	311	332
Net mortgage banking income	$203	$303	$297	$513

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

The Bank's primary strategy is generally to seek to increase its product and service utilization for each individual depositor, and increase its household and deposit market shares in the communities that it serves.  In addition, the Bank’s primary strategy includes the origination of, and investment in, mortgage loans, with an emphasis on multifamily residential and mixed-use real estate loans.  In late 2008, the Company began restricting its plans for future growth based upon the desire to retain capital levels sufficient to accommodate potential credit quality problems resulting from the downturn in the economy and the local real estate market.  This strategy continued throughout 2009, 2010 and the six months ended June 30, 2011.

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

The years ended December 31, 2010 and 2009 were dominated by a global real estate and economic recession fueled by significant weakness and/or failure in many of the world's largest financial institutions, coupled with ongoing economic and political turmoil in various parts of the world.  These events led to historically high dislocations in credit markets, creating favorable origination spreads from the benchmark origination interest rates during the period.  This increase, coupled with the continuation of historically low benchmark short-term interest rates by the Federal Open Market Committee ("FOMC") (which greatly impact the pricing of the Bank's retail deposits), resulted in year-over-year increases in both net interest spread and net interest margin during the years ended December 31, 2010 and 2009, thus favorably impacting the Company's consolidated earnings during the period.  Partially offsetting this benefit were increased credit costs on Bank-owned loans and TRUPS that were recognized during both 2010 and 2009, as well as increased credit costs recognized during 2009 on loans sold to FNMA with recourse.  While both the U.S. and world marketplaces saw greater signs of stability and recovery commencing in late 2010 and continuing during the three-month and six-month periods ended June 30, 2011, the FOMC continued its monetary policy actions aimed at maintaining short-term interest rates at historically low levels.  This continued to benefit the Company's net interest margin, more particularly its funding costs, during the three-month and six-month periods ended June 30, 2011.

During the three months ended June 30, 2011, the Company experienced a high level of prepayment and satisfaction activity, as management elected not to pursue loans that were either: 1) unfavorable from an interest rate repricing standpoint; or 2) required underwriting criteria in excess of management's risk tolerance.  Should such levels of prepayment continue, they will adversely impact the Company's net interest margin during the remainder of 2011.  During the period January 1, 2009 to June 30, 2011, credit costs remained significantly higher than the levels experienced prior to 2009.

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

The new rate schedule and other revisions to the assessment rules became effective April 1, 2011 and were used to calculate the Bank’s June 30, 2011 invoices for assessments due September 30, 2011.  As revised by the final rule, for depository institutions with less than $10 billion in assets, such as the Bank, the initial base assessment rates range from five to nine basis points for Risk Category I institutions and are fourteen basis points for Risk Category II institutions, twenty-three basis points for Risk Category III institutions and thirty-five basis points for Risk Category IV institutions.  Total base assessment rates, after applying the unsecured debt and brokered deposit adjustments, range from two and one-half to forty-five basis points.  The Company experienced a reduction of $877,000 in deposit insurance expense during the June 2011 quarter compared to the March 2011 quarter as a result of the implementation of the new assessment rate schedule.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended June 30,				At or For the Six Months Ended June 30,
	2011		2010		2011		2010
Performance and Other Selected Ratios:
Return on Average Assets	1.18%		0.95%		1.13%		0.95%
Return on Average Stockholders' Equity	14.40		12.80		13.86		12.70
Stockholders' Equity to Total Assets	8.49		7.59		8.49		7.59
Loans to Deposits at End of Period	141.72		142.05		141.72		142.05
Loans to Earning Assets at End of Period	90.66		91.24		90.66		91.24
Net Interest Spread	3.44		3.16		3.41		3.20
Net Interest Margin	3.66		3.35		3.64		3.40
Average Interest Earning Assets to Average Interest Bearing Liabilities	112.12		108.78		111.56		108.79
Non-Interest Expense to Average Assets	1.44		1.50		1.55		1.53
Efficiency Ratio	39.21		43.92		42.34		44.45
Effective Tax Rate	41.66		37.62		41.18		39.47
Dividend Payout Ratio	38.89		46.67		40.58		48.28
Per Share Data:
Reported EPS (Diluted)	$0.36		$0.30		$0.69		$0.58
Cash Dividends Paid Per Share	0.14		0.14		0.28		0.28
Stated Book Value	9.93		9.11		9.93		9.11
Asset Quality Summary:
Net Charge-offs	$1,933		$5,024		$2,913		$5,793
Non-performing Loans	16,534		18,691		16,534		18,691
Non-performing Loans/Total Loans	0.48%		0.54%		0.48%		0.54%
Non-performing Assets	$17,163		$19,634		$17,163		$19,634
Non-performing Assets/Total Assets	0.42%		0.47%		0.42%		0.47%
Allowance for Loan Loss/Total Loans	0.57		0.67		0.57		0.67
Allowance for Loan Loss/Non-performing Loans	118.05		124.93		118.05		124.93
Earnings to Fixed Charges Ratios (1)
Including Interest on Deposits	2.11	x	1.73	x	2.06	x	1.75	x
Excluding Interest on Deposits	2.72		2.15		2.67		2.17
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

At June 30, 2011, the Company owned eight TRUPS classified as held-to-maturity.  Late in 2008, the market for these securities became highly illiquid, and continued to be deemed as such as of June 30, 2011.  As a result, at both June 30, 2011 and 2010, their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing as described in Note 11 to the condensed consolidated financial statements).

At June 30, 2011 and 2010, the Company had an investment in nine mutual funds totaling $1.5 million that were classified as trading.  All changes in valuation of these securities are recognized in the Company's results of operations.

Debt securities that are not classified as either held-to-maturity or trading are classified as available-for-sale.

Available-for-sale debt and equity securities that have readily determinable fair values are carried at fair value.  All of the Company's available-for-sale securities at June 30, 2011 and 2010 had readily determinable fair values, which were based on published or securities dealers' market values.

The Company conducts a periodic review and evaluation of its securities portfolio, taking into account the severity and duration of each unrealized loss, as well as management's intent and ability to hold the security until the unrealized loss is substantially eliminated, in order to determine if a decline in fair value of any security below its carrying value is either temporary or other than temporary.  Unrealized losses on held-to-maturity securities that are deemed temporary are disclosed but not recognized.  Unrealized losses on debt or equity securities available-for-sale that are deemed temporary are excluded from net income and reported net of deferred taxes as other comprehensive income or loss.  All unrealized losses that are deemed other than temporary on either available-for-sale or held-to-maturity securities are recognized immediately as a reduction of the carrying amount of the security, with a corresponding decline in either net income or accumulated other comprehensive income or loss in accordance with ASC 320-10-65.  See Note 10 to the condensed consolidated financial statements for a reconciliation of OTTI on securities during the three months ended June 30, 2011 and 2010.

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

Accrual of interest is generally discontinued on loans that have missed three consecutive monthly payments, at which time the Bank generally does not recognize the interest from the third month and reverses all interest associated with the missed payments.  The Bank generally initiates foreclosure proceedings when a loan enters non-accrual status, and does not accept partial payments on loans on which foreclosure proceedings have commenced.  At some point during foreclosure proceedings, the Bank procures current appraisal information in order to prepare an estimate of the fair value of the underlying collateral.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is transferred to OREO.  The Bank generally utilizes all available remedies in an effort to resolve non-accrual loans and OREO properties as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating circumstances.  In the event that a non-accrual loan is subsequently brought current, it is returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least six months.

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

Retail branch and Internet banking deposits increased $65.4 million during the six months ended June 30, 2011, compared to an increase of $223.0 million during the six months ended June 30, 2010.  Within deposits, CDs increased $16.7 million during the six months ended June 30, 2011, primarily as a result of successful individual retirement account ("IRA") and new branch promotional activities, while core deposits (i.e., non-CDs) increased $48.7 million during the period due to both successful gathering efforts tied to promotional offerings as well as increased commercial checking balances.  During the six months ended June 30, 2010, CDs increased $132.4 million, fueled by a promotional 15-month IRA CD campaign, while core deposits increased $90.6 million, led by inflows of $82.8 million of competitively priced money market accounts.

During the six months ended June 30, 2011, principal repayments totaled $368.9 million on real estate loans (including refinanced loans) and $26.6 million on MBS.  During the six months ended June 30, 2010, principal repayments totaled $221.5 million on real estate loans and $40.6 million on MBS.  The increase in principal repayments on real estate loans resulted from increased refinancing activity, as borrowers within the Bank's loan portfolio became more active in refinancing loans that were approaching their contractual interest rate adjustment date.  The decline in principal repayments on MBS resulted from a reduction of $72.3 million in their average balance from the six months ended June 30, 2010 to the six months ended June 30, 2011.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY.  At June 30, 2011, the Bank had an additional potential borrowing capacity of $488.4 million through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements imposed by the FHLBNY (i.e., stock valued at 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by its primary regulator, The Office of Thrift Supervision (the "OTS"), which, as a general matter, are based on the amount and composition of an institution's assets. At June 30, 2011, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.  Subsequent to June 30, 2011, the Bank's primary regulator transitioned from the OTS to the Office of the Comptroller of the Currency ("OCC').  This transition did not result in, and is not currently expected to result in, a material change in regulatory capital requirements for the Bank.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury and the payment of quarterly cash dividends to holders of the Holding Company's common stock.  During the six months ended June 30, 2011 and 2010, real estate loan originations totaled $305.1 million and $259.9 million, respectively.  The increase from the six months ended June 30, 2010 to the six months ended June 30, 2011 reflected higher marketplace loan demand.  Purchases of investment securities (excluding trading securities, short-term investments and federal funds sold) were $172.9 million during the six months ended June 30, 2011, compared to  $31.2 million during the six months ended June 30, 2010.  All of these purchases were limited to medium-term agency notes, as management elected to utilize liquidity generated during the six months ended June 30, 2011 from loan prepayments, as well as both customer deposit and mortgagor escrow inflows to acquire medium term agency notes that provide additional yield over short-term investments or cash balances.

The Holding Company did not repurchase any shares of its common stock during the six months ended June 30, 2011.  As of June 30, 2011, up to 1,124,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $14.54 per share closing price of its common stock as of June 30, 2011, the Holding Company would utilize $16.4 million in order to purchase all of the remaining authorized shares.  For the Holding Company to complete these share purchases, it would likely require dividend distributions from the Bank.

The Company paid $9.4 million in cash dividends on its common stock during the six months ended June 30, 2011, and $9.3 million during the six months ended June 30, 2010.   The increase resulted from a net increase of 409,000 shares outstanding from June 30, 2010 to June 30, 2011.

On May 1, 2010, the Company repaid a $25.0 million subordinated note borrowing at its contractual maturity.

Contractual Obligations

The Bank is obligated for rental payments under leases on certain of its branches and equipment and for minimum monthly payments under its data systems contract.   The Bank generally has outstanding at any time significant borrowings in the form of FHLBNY advances and/or REPOs.  The Holding Company also has $70.7 million of callable trust preferred borrowings from third parties due to mature in April 2034, which are callable at any time after April 2009.  The Holding Company does not currently intend to call this debt.  On May 1, 2010, the Holding Company satisfied at maturity an outstanding $25.0 million non-callable subordinated note.  None of the outstanding contractual obligations have changed materially since December 31, 2010.  The Company additionally had a reserve recorded related to unrecognized income tax benefits totaling $1.4 million at June 30, 2011.  The facts and circumstances surrounding this obligation have not changed materially since December 31, 2010.  Please refer to Note 14 to the Company's consolidated audited financial statements for the year ended December 31, 2010 for a further discussion of the unrecognized income tax benefits.

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

The following table presents off-balance sheet arrangements as of June 30, 2011:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$34,084	$-	$-	$-	$34,084
Other loan commitments (1)	43,524	-	-	-	43,524
Other Commitments:
First Loss Position on loans sold to FNMA (1)	16,356	-	-	-	16,356
Total Commitments	$93,964	$-	$-	$-	$93,964

(1) In accordance with the requirements of both ASC 450-20-25 and ASC 460-10-25, as of June 30, 2011, reserves on loan commitments and the liability for the First Loss Position on loans sold to FNMA were $230,000 and $3.0 million, respectively, and were recorded in other liabilities in the Company's condensed consolidated statements of financial condition.

Asset Quality

General

At both June 30, 2011 and December 31, 2010, the Company had neither whole loans nor loans underlying MBS that would be considered subprime loans, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Note 10 to the condensed consolidated financial statements for a discussion of impaired investment securities and MBS.

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

Accrual of interest is generally discontinued on loans that have missed three consecutive monthly payments, at which time the Bank generally does not recognize the interest from the third month and reverses all interest associated with the missed payments.  The Bank generally initiates foreclosure proceedings when a loan enters non-accrual status, and does not accept partial payments on loans on which foreclosure proceedings have commenced.  At some point during foreclosure proceedings, the Bank procures current appraisal information in order to prepare an estimate of the fair value of the underlying collateral.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is transferred to OREO.  The Bank generally utilizes all available remedies in an effort to resolve non-accrual loans and OREO properties as quickly and prudently as possible taking into account market conditions, the physical condition of the property and any other mitigating circumstances.  In the event that a non-accrual loan is subsequently brought current, it is returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least six months.

Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the outstanding principal balance (including any outstanding advances related to the loan) and accrued interest.  Such elections have not been commonplace.

Non-accrual Loans

Within the Bank's portfolio, non-accrual loans totaled $16.5 million and $20.2 million at June 30, 2011 and December 31, 2010, respectively, representing 0.48% and 0.58% of total loans at June 30, 2011 and December 31, 2010.  During the six months ended June 30, 2011, ten loans totaling $8.2 million were added to non-accrual status.  Offsetting this increase were fifteen loans totaling $8.7 million that were satisfied during the period, $2.8 of principal charge-offs on eleven loans, and two loans totaling $307,000 that were removed from non-accrual status due to their payment status.  The six months ended June 30, 2011 saw a stabilization of the difficulties experienced in both the national real estate and financial services marketplaces that were prevalent throughout 2009 and the great majority of 2010.

Impaired Loans

A loan is considered impaired when it is probable that all amounts due will not be collected in accordance with its contractual terms. A loan is not deemed impaired, even during a period of delayed payment by the borrower, if the Bank ultimately expects to collect all amounts due, including interest accrued at the contractual rate.  Generally, the Bank considers non-accrual and TDR multifamily residential and commercial real estate loans, along with non-accrual one- to four-family loans exceeding $730,000 (the FNMA single family loan limit for high cost areas), to be impaired. Non-accrual one-to four-family loans of $730,000 or less, as well as all consumer loans, are considered homogeneous loan pools and are not required to be evaluated individually for impairment.  Impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds its likely realizable value (typically obtained from an appraisal of the underlying collateral).  Principal balances of all impaired loans are reduced to their likely realizable value, as determined by the impairment analysis.  The recorded investment in loans deemed impaired was approximately $36.6 million, consisting of forty-one loans, at June 30, 2011, compared to $44.1 million, consisting of fifty-seven loans, at December 31, 2010.  During the six months ended June 30, 2011, twelve loans totaling $11.8 million were added to impaired status, while twenty-nine loans totaling $13.7 million that were impaired at December 31, 2010 were removed from impaired status as they were either satisfied or were loans that were in excess of 90 days past their contractual balloon payment date that were refinanced.  In addition during the six months ended June 30, 2011, principal charge-offs of $2.8 million were recognized on nine impaired loans and principal repayments of $2.9 million were received on impaired loans that  were on accrual status from December 31, 2010 through June 30, 2011.

The following is a reconciliation of non-accrual and impaired loans at June 30, 2011:

	(D ollars inThousands)
Non-accrual loans	$16,534
Non-accrual one- to four-family and consumer loans with balances of $730,000 or less	(77)
TDRs retained on accrual status	12,161
Other loans deemed impaired but retained on accrual status	7,984	(a)
Impaired loans	$36,602
(a) Amount comprised of $845,000 of loans 90 days or more past due on their contractual maturity and retained on accrual status, and $7.139 million of loans classified as substandard and retained on accrual status.

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

Accrual status for TDRs is determined separately for each loan.   At the time the Bank and borrower agree to the TDR, the loan can be either on accrual or non-accrual status.  According to Bank policy, accruals typically cease when a loan misses three consecutive monthly payments.  Therefore, if a loan is on non-accrual status  at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing), it will remain accruing throughout its restructuring period, unless three consecutive payments are not made under the restructuring agreement, and the loan thus becomes non-accrual in accordance with the Bank’s policy, as disclosed previously.  Accrual of interest would cease for any TDR in which a charge-off of principal has been determined during the reporting period.

The following table summarizes TDRs for the periods indicated:

	At or for the Six Months Ended June 30, 2011		At or for the Year Ended December 31, 2010
	No. of Loans	Balance	No. of Loans	Balance
	(Dollars in Thousands)
Loans modified during the period in a manner that met the definition of a TDR	-	$-	18	$24,928
Modifications granted:
Reduction of outstanding principal due	-	-	-	-
Deferral of principal amounts due	-	-	17	16,342
Temporary reduction in interest rate	-	-	6	10,517
Below market interest rate granted	-	-	-	-
Outstanding principal balance immediately before and after modification	-	-	18	24,928
Aggregate principal charge-off recognized on TDRs outstanding at period end	3	1,311	9	2,204
Outstanding principal balance at period end	14	18,170	19	22,558
TDRs that re-defaulted subsequent to being modified (at period end):	2	6,009	7	10,136
TDRs on accrual status at period end (1)	12	12,161	12	12,422
TDRs on non-accrual status at period end	2	6,009	7	10,136
(1) Within this group of loans, six loans totaling $7.7 million were internally graded Substandard, three loans totaling $2.6 million were internally graded Special Mention and the remaining $1.9 million were monitored Pass graded loans.

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

The Bank owned no OREO properties with a recorded balance at June 30, 2011 and December 31, 2010.

The following table sets forth information regarding non-performing assets at the dates indicated:

	At June 30, 2011	At December 31, 2010
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family residential and cooperative unit	$67	$223
Multifamily residential and residential mixed use	3,352	7,548
Mixed use commercial real estate	3,309	1,217
Commercial real estate	6,931	11,163
Construction	2,865	-
Total real estate loans (including loans held for sale)	16,524	20,151
Consumer loans	10	17
Total non-accrual loans	$16,534	$20,168
OREO	-	-
Non-performing investment securities	629	564
Total non-performing assets	$17,163	$20,732
Ratios:
Total non-accrual loans to total loans	0.48%	0.58%
Total non-performing assets to total assets	0.42	0.51

Other Potential Problem Loans

(i)  Accruing Loans In Excess of 90 Days Past Due

At June 30, 2011, there were two real estate loans totaling $413,000 that were in excess of 90 days past due on their contractual balloon principal payment that continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payment.  The weighted average loan-to-value ratio of these loans was below 30% at June 30, 2011, and management expects that they will either be satisfied or formally modified in the future.  As a result, these loans remained on accrual status at June 30, 2011 and were deemed performing assets.  The Bank also had one commercial real estate loan with an outstanding balance of $1.6 million that had not made any payments of principal or interest in over 90 days while the borrower was finalizing negotiations on a significant new tenant lease for the underlying collateral property.  This lease agreement was completed in early July, and the borrower has subsequently made payments of principal and interest.  The Bank expects to receive all principal and interest on this loan, and therefore retained it on accrual status as of June 30, 2011.

The Bank also had one construction loan totaling $432,000 that was in excess of 90 days past its contractual maturity at June 30, 2011, on which the Bank received payments throughout 2010 and the six months ended June 30, 2011, and expects to either receive satisfaction or convert to a permanent real estate loan in future quarters.  As a result, this loan remained on accrual status and was deemed a performing loan at June 30, 2011.   This loan was internally graded Special Mention at June 30, 2011.

(ii)  Loans Delinquent 30 to 89 Days

The Bank had 22 real estate loans, totaling $13.6 million, that were delinquent between 30 and 89 days at June 30, 2011, a net reduction of $7.6 million compared to 35 such loans totaling $21.2 million at December 31, 2010.  Within the aggregate $13.6 million balance of 30 to 89 day delinquent loans as of June 30, 2011, were five loans totaling $5.9 million that were included in the previously discussed $36.6 million of loans deemed impaired at June 30, 2011.  The 30 to 89 day delinquent levels fluctuate monthly, and are generally considered a less accurate indicator of credit quality trends than non-accrual loans.  Within this group of loans, four loans totaling $1.9 million were internally graded Substandard, ten loans totaling $9.1 million were internally graded Special Mention and the remaining loans were internally graded Pass.

(iii)  Loan Modifications

At June 30, 2011, the Bank had 24 loans totaling $48.4 million that were mutually modified with the borrowers in a manner that did not meet the criteria for TDRs, and were either current or less than 30 days delinquent.   At December 31, 2010, there were 22 of such loans totaling $61.2 million.  These modifications, which have a typical term of 12 months, were granted by the Bank to borrowers who requested cash flow relief in order to assist them through periods of sub-optimal occupancy.  The key features of modified loans are: 1) the modifications are typically temporary in nature; 2) they permit only minor reductions in the cash flow requirements of debt service; and 3) they involve no forgiveness of contractual principal due to the Bank.  Specific terms of modification have been in the form of either: (1) temporary suspension of monthly principal amortization, which, given the balloon repayment feature of these loans, typically amounts to a minor modification; or (2) either a temporary reduction of interest rate, or a permanent reduction to an interest rate higher than that offered a prime borrower and generally reflective of the credit condition of the loan at the time of modification.  In consideration of paragraph 12c of ASC 310-40-15, the interest rate offered the borrower in a modification is consistent with one that: 1) the Bank would have offered a different borrower with comparable stabilized loan-to-value and debt service coverage ratios; and 2) the borrower could have received from another financial institution at the time of modification.  To date, no modified loans have had their maturities extended, nor would this be a typical negotiable item for the Bank.  Although all of the modified loans at June 30, 2011 were secured by real estate, none of them were reliant upon the liquidation of the underlying collateral for the repayment of the outstanding loan.  In the rare instance in which the Bank also holds a second lien on a first mortgage that is modified, it would consider the combined debt obligations of both liens in determining potential impairment.  Any impairment determined based upon this combined debt would result in a charge-off of the second lien initially, and the first loan only after the full second lien has been charged off.

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

Based upon the criteria established by the Bank to review its potential problem loans for impairment, designation of these modified loans as TDRs would not have had a material impact upon the determination of the adequacy of the Bank’s allowance for loan losses at June 30, 2011 or December 31, 2010.

Within the $48.4 million of modified loans discussed above, eight loans totaling $24.2 million were internally graded Special Mention, while the remaining loans were internally graded Pass loans.

The following table summarizes modifications for the periods indicated:

	At or for the Six Months Ended June 30, 2011		At or for the Six Months Ended June 30, 2010
	# Loans	Balance	# Loans	Balance
	(Dollars in Thousands)
Loans modified in a manner that did not meet the definition of a TDR	6	$5,963	7	$23,193
Modification made:
Reduction of outstanding principal due	-	-	-	-
Deferral of principal amounts due	5	5,599	7	23,193
Temporary reduction in interest rate	1	364	-	-
Below market interest rate granted	-	-	-	-
Outstanding principal balance immediately before and after modification	6	$5,963	7	$23,193

(iv) Current, Non-Modified  Loans Internally Graded as Special Mention

At June 30, 2011, two loans totaling $12.2 million that were fully performing in accordance with their contractual terms were internally graded as Special Mention due solely to concerns that the underlying collateral would not at that time provide sufficient income to support ongoing service of the debt.  While both of these loans are expected to remedy this concern, they were cautiously graded as Special Mention and actively monitored at June 30, 2011.  In addition, ten loans totaling $5.4 million were internally graded as Special Mention at June 30, 2011 due to temporary delinquencies that were remedied at June 30, 2011.  Should these loans continue to demonstrate a consistent payment history, they will likely be upgraded to an internal Pass grade prior to December 31, 2011.

(v) Problem Loans Serviced for FNMA Subject to the First Loss Position

The Bank services a pool of multifamily loans sold to FNMA that had an outstanding principal balance of $333.8 million at June 30, 2011.  Pursuant to the sale agreement with FNMA, the Bank retained the First Loss Position, which totaled $16.4 million at June 30, 2011.  Against this off balance sheet contingent liability, the Bank has charged through earnings a recorded liability (reserve for First Loss Position) of $3.0 million as of June 30, 2011, leaving approximately $13.4 million of potential charges to earnings for future losses (if any).  Within this pool of loans, one loan with an aggregate balance of $1.4 million was 30 to 89 days delinquent and no loans were 90 days or more past due at June 30, 2011.

Allowance for Loan Losses

The methodology utilized to determine the Company's allowance for loan losses on real estate loans, along with periodic activity associated with it, remained constant during the three-month and six-month periods ended June 30, 2011.  The following is a summary of the components of the allowance for loan losses as of the following dates:

	At June 30, 2011	At March 31, 2011	At December 31 2010
Real Estate Loans:
Impaired loans1	$280	$298	-
Special Mention loans	2,046	2,102	1,880
Pass graded loans	17,006	17,182	17,178
Debit escrow balances	157	47	74
Sub-total real estate loans	19,489	19,629	19,132
Consumer loans	29	34	34
TOTAL	$19,518	19,663	19,166
1 All loans internally graded Substandard are included within this amount.

Activity related to the allowance for loan losses during the three-month and six-month periods ended June 30, 2011 is summarized as follows:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Net charge-offs	$(1,933)	$(2,913)
Provision	1,662	3,089
Transfer from reserve for loan commitments	126	176

The allowance for loan losses declined $145,000 during the three months ended June 30, 2011, primarily as a result of a lower calculated allowance on Pass graded real estates loans, whose balance declined by $31.2 million from March 31, 2011 to June 30, 2011.  During the six months ended June 30, 2011, the allowance balance increased $352,000 due to both the transfer of $176,000 from the required reserve for loan commitments (reflecting a smaller loan commitment pipeline at June 30, 2011 compared to December 31, 2010), as well as higher required reserves on impaired loans (reflecting a reserve added on one impaired TDR during the period) and Special Mention loans( primarily reflecting an increase of $3.8 million in their balance from December 31, 2010 to June 30, 2011).

The provision for loan losses recorded during the three months ended June 30, 2011 reflected a replenishment of a portion of the allowance for loan losses that was reduced by net charge-off activity during the period, while the loan loss provision recorded during the six months ended June 30, 2011 reflected both additional reserves determined on Special Mention loans and an impaired TDR, as well as a replenishment of the reduction of the allowance for loan losses resulting from net charge-offs recognized during the period.

For a further discussion of the allowance for loan losses and related activity during the three-month and six-month periods ended June 30, 2011, please see Note 9 to the condensed consolidated financial statements.  Period-end balances of Impaired, Special Mention and Pass graded real estate loans are summarized in Note 8 to the condensed consolidated financial statements.

Reserve Liability on Loan Origination Commitments

The Bank also maintains a reserve liability related to loan origination commitments (recorded in other liabilities) that totaled $230,000 at June 30, 2011 and $408,000 at December 31, 2010.  The expected loss rates applied to these commitments are consistent with those applied to comparable loans held within the Bank's portfolio.  This amount fluctuates based upon the amount and composition of the Bank’s loan commitment pipeline.

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Assets.  Assets totaled $4.09 billion at June 30, 2011, an increase of $52.5 million from total assets of $4.04 billion at December 31, 2010.

Cash and due from banks and investment securities available-for-sale increased $45.5 million and $79.5 million, respectively, during the period.  During the first six months of 2011, the Company gathered $65.4 million in new deposits and $20.9 million of mortgagor escrow funds and elected to retain a portion of these funds in liquid balances to fund future cash obligations.  The Bank also purchased $172.9 million of medium-term agency notes in order to deploy additional liquidity more profitably.

Liabilities.  Total liabilities increased $33.9 million during the six months ended June 30, 2011, primarily as a result of the addition of $65.4 million in deposits and $20.9 million in mortgagor escrow balances during the period. Mortgagor escrow balances increased as borrowers continued to fund real estate tax obligations in advance of semi-annual payments made by the Bank on their behalf.  Partially offsetting this was a reduction of $50.7 million in FHLBNY advances during the six months ended June 30, 2011, as deposit inflows and principal repayments on real estate loans provided sufficient cash flow during the six months ended June 30, 2011 to permit these borrowings to mature without being replaced.  See "Part I - Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the increases in retail branch and Internet banking deposits during the period.

Stockholders' Equity.  Stockholders' equity increased $18.5 million during the six months ended June 30, 2011, due primarily to net income of $23.4 million, $1.8 million of common stock issued for the exercise of stock options, $1.6 million of stock benefit plan expense amortization that added to the cumulative balance of stockholders' equity, and a net after-tax reduction of $812,000 in the balance of the accumulated other comprehensive loss.  The reduction in the accumulated other comprehensive loss resulted from a more favorable market valuation on the Company's investment securities at June 30, 2011 compared to December 31, 2010.  Partially offsetting these items were $9.4 million in cash dividends paid during the period.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

General.  Net income was $12.3 million during the three months ended June 30, 2011, an increase of $2.3 million from net income of $10.0 million during the three months ended June 30, 2010.  During the comparative period, net interest income increased $3.0 million and the provision for loan losses fell $2.2 million, while non-interest income declined $723,000, and non-interest expense was reduced by $708,000, resulting in an increase in pre-tax income of $5.1 million.  Income tax expense increased $2.8 million during the comparative period due to both the increase in pre-tax earnings as well as a higher effective tax rate.

Net Interest Income.  The discussion of net interest income for the three months ended June 30, 2011 and 2010 presented below should be read in conjunction with the following tables, which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended June 30,
		2011			2010
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,454,204	$51,857	6.01%	$3,478,236	$51,068	5.87%
Other loans	1,078	24	8.91	1,377	30	8.71
MBS	116,786	1,330	4.56	184,613	2,082	4.51
Investment securities	166,723	382	0.92	50,709	312	2.46
Federal funds sold and other short-term investments	209,601	677	1.29	246,815	681	1.10
Total interest-earning assets	3,948,392	$54,270	5.50%	3,961,750	$54,173	5.47%
Non-interest earning assets	229,259			249,879
Total assets	$4,177,651			$4,211,629

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$97,656	$90	0.37%	$102,711	$191	0.75%
Money Market accounts	749,299	1,265	0.68	785,323	1,647	0.84
Savings accounts	340,968	179	0.21	311,201	200	0.26
CDs	1,089,227	5,264	1.94	1,106,346	5,972	2.17
Borrowed Funds	1,244,507	11,312	3.65	1,336,282	12,958	3.89
Total interest-bearing liabilities	3,521,657	$18,110	2.06%	3,641,863	$20,968	2.31%
Non-interest bearing checking accounts	142,326			114,177
Other non-interest-bearing liabilities	170,860			142,955
Total liabilities	3,834,843			3,898,995
Stockholders' equity	342,808			312,634
Total liabilities and stockholders' equity	$4,177,651			$4,211,629
Net interest income		$36,160			$33,205
Net interest spread			3.44%			3.16%
Net interest-earning assets	$426,735			$319,887
Net interest margin			3.66%			3.35%
Ratio of interest-earning assets to interest-bearing liabilities			112.12%			108.78%

Rate/Volume Analysis

	Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$(391)	$1,180	$789
Other loans	(8)	2	(6)
MBS	(770)	18	(752)
Investment securities	490	(420)	70
Federal funds sold and other short-term investments	(112)	108	(4)
Total	$(791)	$888	$(97)

Interest-bearing liabilities:
Interest bearing checking accounts	$(7)	$(94)	$(101)
Money market accounts	(73)	(309)	(382)
Savings accounts	19	(40)	(21)
CDs	(83)	(625)	(708)
Borrowed funds	(868)	(778)	(1,646)
Total	$(1,012)	$(1,846)	$(2,858)
Net change in net interest income	$221	$2,734	$2,955

During the period January 1, 2009 through June 30, 2011, FOMC monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%.  As a result, beginning in early 2009, the Company was able to commence an orderly reduction of both its deposit and borrowing costs that continued through June 2011, which favorably impacted the Company's net interest margin during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  In addition, the Company experienced a higher level of prepayment income on its real estate loans during the three months ended June 30, 2011 than the three months ended

June 30, 2010.  Since this income is recognized as a component of interest income, it favorably impacted the net interest margin during the comparative period.

Interest Income.  Interest income was $54.3 million during the three months ended June 30, 2011, $97,000 above the level during the three months ended June 30, 2010, primarily reflecting increases of $789,000 in interest income on real estate loans and $70,000 on investment securities, that were partially offset by a reduction of $752,000 in interest income on MBS.  The growth in interest income on real estate loans resulted from $2.6 million in additional prepayment and late charge fees (predominantly prepayment fees) on real estate loans recognized during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  During the three months ended June 30, 2011, the Company experienced a high level of prepayment activity, as management elected not to pursue refinancing loans that were either: 1) unfavorable from an interest rate repricing standpoint; or 2) required underwriting criteria in excess of management's risk tolerance.  The increase in interest income on investment securities resulted from an increase of $116.0 million in their average balance during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  During the six months ended June 30, 2011, the Company purchased $172.9 million of medium term callable agency notes in order to utilize liquidity generated from loan repayments and deposit inflows.

The decline in interest income on MBS resulted from a reduction of $67.8 million in their average balance during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  The Company has not purchased MBS for several quarters, thus their average balance continues to decline as principal payments on the underlying mortgages are passed through monthly.

Interest Expense.  Interest expense decreased $2.9 million, to $18.1 million, during the three months ended June 30, 2011, from $21.0 million during the three months ended June 30, 2010.  The decline resulted from reductions in interest expense of $382,000 on money market accounts, $708,000 on CDs, and $1.6 million on borrowed funds.

The decrease in interest expense on money market accounts and CDs resulted from declines of 16 basis points and 23 basis points, respectively, in their average cost, as a result of the Company's orderly reduction in offering rates on all deposit accounts from July 1, 2010 through June 30, 2011.  In addition, the Company was able to re-finance both maturing and portfolio borrowings at lower average costs during the period July 1, 2010 through June 30, 2011, contributing significantly to a reduction of 24 basis points in its average borrowing costs from the three months ended June 30, 2010 to the three months ended June 30, 2011. The average balance of borrowed funds declined $91.8 million during the three months ended June 30, 2011 compared to the three months ended June 30, 2010, reflecting both a reduction of $80.8 million in the aggregate balance of FHLBNY advances and REPOs from July 1, 2010 to June 30, 2011, as well as the satisfaction of the Holding Company’s $25.0 million subordinated note in May 2010.

Provision for Loan Losses.  The provision for loan losses was $1.7 million during the three months ended June 30, 2011, a reduction of $2.2 million from the provision of $3.8 million recorded during the three months ended June 30, 2010.  This decline reflected the stabilization of the Bank's multifamily residential real estate loan portfolio during the three months ended June 30, 2011, which resulted in less expected future losses on problematic loans at June 30, 2011 than June 30, 2010.

Non-Interest Income.  Total non-interest income declined $723,000 from the three months ended June 30, 2010 to the three months ended June 30, 2011.  During the June 2010 quarter, the Company recognized both a gain of $282,000 on the sale of mutual fund investments, and $400,000 in additional rental income from the modification of the income recognition method on its leased properties.  These non-recurring items were not experienced during the June 2011 quarter.  OTTI recognized on TRUPS (which is recognized as a reduction component of non-interest income) was $66,000 higher during the three months ended June 30, 2011 than  the three months ended June 30, 2010.

Non-Interest Expense.  Non-interest expense was $15.1 million during the three months ended June 30, 2011, an reduction of $708,000 from $15.8 million during the three months ended June 30, 2010.

Salaries and employee benefits (including stock benefit plan) expense increased $571,000 due to both ongoing salary and benefits increases.  Occupancy and equipment expense declined $245,000, primarily as a result of higher rental expense associated with leased branch properties recognized during the three months ended June 30, 2010 from a transition in the expense recognition methodology that occurred during the June 2010 quarter.  FDIC insurance costs decreased $644,000 as a result of the new capitalization plan implemented by the FDIC effective April 1, 2011, which, given the Company's asset size and regulatory risk profile, benefited the Company.  During the three months ended June 30, 2010, the Company recorded a provision for losses on OREO of $157,000 for the write-down of two OREO properties to their likely disposal value.  No such provision was recorded during the three months ended June 30, 2011.  Other expenses declined $137,000 during the comparative period, primarily as a result of lower marketing and legal costs.

Non-interest expense was 1.44% of average assets during the three months ended June 30, 2011, compared to 1.50% during the three months ended June 30, 2010, reflecting the $708,000 reduction in expenses.

Income Tax Expense.   Income tax expense increased $2.8 million during the three months ended June 30, 2011 compared to the three months ended June 30, 2010, due primarily to an increase of $5.1 million in pre-tax earnings.  The Company's consolidated tax rate was 41.7% during the three months ended June 30, 2011, slightly above its normalized 41% rate.  During the three months ended June 30, 2010, the Company's consolidated effective tax rate, which was expected to approximate 37%, was 41.3%.  During the three months ended June 30, 2010, the Company recognized gains totaling $569,000 on both the sale of mutual funds and the transfer of mutual funds into trading.  From a tax perspective, since: (i) these events triggered the reversal of deferred tax assets previously recognized when the Company recorded OTTI charges in March 2009; and (ii) the deferred tax assets on the OTTI were established at a statutory rate approximating 45% (significantly in excess of the second quarter 2010 consolidated 37% tax rate), their reversal created an effective tax rate in excess of the 37% customary level during the June 2010 quarter.

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010

General.  Net income was $23.4 million during the six months ended June 30, 2011, an increase of $3.9 million from net income of $19.5 million during the six months ended June 30, 2010.  During the comparative period, net interest income increased $5.2 million, the provision for loan losses declined $4.2 million, non-interest income declined $1.3 million and non-interest expense increased $461,000, resulting in an increase in pre-tax income of $7.6 million.  Income tax expense increased $3.7 million during the comparative period due to both the increase in pre-tax earnings as well as a higher effective tax rate.

Net Interest Income.  The discussion of net interest income for the six months ended June 30, 2011 and 2010 presented below should be read in conjunction with the following tables, which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Six Months Ended June 30,
		2011			2010
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,461,553	$102,486	5.92%	$3,462,170	$101,191	5.85%
Other loans	1,114	50	8.98	1,402	68	9.70
MBS	123,211	2,782	4.52	195,540	4,354	4.45
Investment securities	150,511	698	0.93	53,934	719	2.67
Federal funds sold and other short-term investments	173,943	1,449	1.67	162,838	1,423	1.75
Total interest-earning assets	3,910,332	$107,465	5.50%	3,875,884	$107,755	5.56%
Non-interest earning assets	223,105			237,647
Total assets	$4,133,437			$4,113,531

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$98,491	$200	0.41%	$103,414	$374	0.73%
Money Market accounts	740,786	2,523	0.69	751,010	3,356	0.90
Savings accounts	337,049	372	0.22	306,676	400	0.26
CDs	1,078,617	10,488	1.96	1,061,149	11,473	2.18
Borrowed Funds	1,250,356	22,679	3.66	1,340,597	26,181	3.94
Total interest-bearing liabilities	3,505,289	$36,262	2.09%	3,562,846	$41,784	2.36%
Non-interest bearing checking accounts	138,956			111,624
Other non-interest-bearing liabilities	151,315			132,322
Total liabilities	3,795,560			3,806,792
Stockholders' equity	337,877			306,739
Total liabilities and stockholders' equity	$4,133,437			$4,113,531
Net interest income		$71,203			$65,971
Net interest spread			3.41%			3.20%
Net interest-earning assets	$405,043			$313,038
Net interest margin			3.64%			3.40%
Ratio of interest-earning assets to interest-bearing liabilities			111.56%			108.79%

Rate/Volume Analysis

	Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$33	$1,262	$1,295
Other loans	(13)	(5)	(18)
MBS	(1,626)	54	(1,572)
Investment securities	868	(889)	(21)
Federal funds sold and other short-term investments	94	(68)	26
Total	$(644)	$354	$(290)

Interest-bearing liabilities:
Interest bearing checking accounts	$(14)	$(160)	$(174)
Money market accounts	(48)	(785)	(833)
Savings accounts	37	(65)	(28)
CDs	181	(1,166)	(985)
Borrowed funds	(1,702)	(1,800)	(3,502)
Total	$(1,546)	$(3,976)	$(5,522)
Net change in net interest income	$902	$4,330	$5,232

During the period January 1, 2009 through June 30, 2011, FOMC monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%.  As a result, beginning in early 2009, the Company was able to commence an orderly reduction of both its deposit and borrowing costs that continued through June 2011, which favorably impacted the Company's net interest margin during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  In addition, the Company experienced a higher level of prepayment fee income on its real estate loans during the six months ended June 30, 2011 than the six months ended June 30, 2010.  Since this income is recognized as a component of interest income, it favorably impacted the net interest margin during the comparative period.

Interest Income.  Interest income was $107.5 million during the six months ended June 30, 2011, $290,000 below the level recognized during the six months ended June 30, 2010, primarily reflecting a decline of $1.6 million in interest income on MBS.  The reduction in interest income on MBS resulted from a decline of $72.3 million in their average balance during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  The Company has not purchased MBS for several quarters, thus their average balance continues to decline as principal payments on the underlying mortgages are passed through monthly.  Partially offsetting the decline in interest income on MBS was an increase of $1.3 million in interest income on real estate loans, that resulted primarily from $3.7 million of additional prepayment and late charge fees (that are recognized as a component of interest income).  During the six months ended June 30, 2011, the Company experienced a high level of prepayment activity, as management elected not to pursue refinancing loans that were either: 1) unfavorable from an interest rate repricing standpoint; or 2) required underwriting criteria in excess of management's risk tolerance.

Interest Expense.  Interest expense decreased $5.5 million, to $36.3 million, during the six months ended June 30, 2011, from $41.8 million during the six months ended June 30, 2010.  The decline resulted from reductions in interest expense of $833,000 on money market accounts, $985,000 on CDs and $3.5 million on borrowed funds.

The decrease in interest expense on money market accounts and CDs resulted from declines of 21 basis points and 22 basis points, respectively, in their average cost, as a result of the Company's orderly reduction in offering rates on all deposit accounts from July 2010 through June 2011.  In addition, the Company was able to re-finance both maturing and portfolio borrowings at lower average costs during the period July 2010 through June 2011, creating a reduction of 28 basis points in its average borrowing costs from the six months ended June 30, 2010 to the six months ended June 30, 2011.  The average balance of borrowed funds also declined $90.2 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010, reflecting both a reduction of $80.8 million in the aggregate balance of FHLBNY advances and REPOs from July 1, 2010 to June 30, 2011, as well as the satisfaction of the Holding Company’s $25.0 million subordinated note in May 2010.

Provision for Loan Losses.  The provision for loan losses was $3.1 million during the six months ended June 30, 2011, a reduction of $4.2 million from the provision of $7.3 million recorded during the six months ended June 30, 2010.  This decline reflected the stabilization of the Bank's multifamily residential real estate loan portfolio during the six months ended June 30, 2011, which resulted in less expected future losses on problematic loans at June 30, 2011 than June 30, 2010.

Non-Interest Income.  Total non-interest income decreased $1.3 million from the six months ended June 30, 2010 to the six months ended June 30, 2011.  During the six months ended June 30, 2010, the Company recognized both aggregate gains of $850,000 on sales and/or transfers from available-for-sale into trading of some equity mutual fund holdings, and additional rental income approximating $400,000 from the modification of the income recognition method on its leased properties.  These non-recurring items were not experienced during the June 2011 quarter.

Non-Interest Expense.  Non-interest expense was $31.9 million during the six months ended June 30, 2011, an increase of $461,000 from $31.5 million during the six months ended June 30, 2010.

Salaries and employee benefits increased $1.3 million during the comparative period due to both ongoing salary and benefits increases and additional charges associated with the restructuring of the Company's BMP benefits.  Occupancy and equipment expense increased $186,000, primarily as a result of the acceleration of depreciation on some leasehold fixed assets that occurred during the first three months of 2011.  FDIC insurance costs decreased $412,000 as a result of the new capitalization plan implemented by the FDIC effective April 1, 2011, which, given the Company's asset size and regulatory risk profile, benefited the Company.  During the six months ended June 30, 2010, the Company recorded a provision for losses on OREO of $357,000 for the write-down of two OREO properties to their likely disposal value.  No such provision was recorded during the six months ended June 30, 2011.  Other expenses declined $205,000 during the comparative period, primarily as a result of lower marketing and legal costs.

Non-interest expense was 1.55% of average assets during the six months ended June 30, 2011, compared to 1.53% during the six months ended June 30, 2010, reflecting the $461,000 increase in non-interest expense.

Income Tax Expense.   Income tax expense increased $3.7 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010, due primarily to an increase of $7.6 million in pre-tax earnings.  The Company's customary consolidated tax rate approximated 41% during the six months ended June 30, 2011 and 37% during the six months ended June 30, 2010, with the increase in the customary rate resulting from tax law changes enacted by New York State during 2010.  The effective tax rate was 41.1% during the six months ended June 30, 2011, approximating the 41% customary level during that period.  During the six months ended June 30, 2010, the Company recognized gains totaling $608,000 on both the sale of mutual funds and the transfer of mutual funds into trading.  From a tax perspective, since: (i) these events triggered the reversal of deferred tax assets previously recognized when the Company recorded OTTI charges in March 2010; and (ii) the deferred tax assets on the OTTI were established at a statutory rate approximating 45%, their reversal created an effective tax rate of 39.5% during the six months ended June 30, 2010, which exceeded the customary 37% level during that period.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2010 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on March 14, 2011.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At June 30, 2011, the Company owned six mutual fund investments totaling $1.41 million that were designated as trading.  At June 30, 2011, the Company did not conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2010 to June 30, 2011.

Interest Sensitivity Gap.  There was no material change in the computed one-year interest sensitivity gap from December 31, 2010 to June 30, 2011.

Interest Rate Risk Exposure (Net Portfolio Value) Compliance.  At June 30, 2011, the Bank continued to monitor the impact of interest rate volatility upon net interest income and net portfolio value ("NPV") in the same manner as at December 31, 2010.  There were no changes in the Board-approved limits of acceptable variance in the effect of interest rate fluctuations upon net interest income and NPV at June 30, 2011 compared to December 31, 2010.

The analysis that follows presents the estimated NPV resulting from market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under four other interest rate scenarios (each a "Rate Shock Scenario") represented by immediate, permanent, parallel shifts in interest rates from those observed at June 30, 2011 and December 31, 2010.  The analysis additionally presents a measurement of the interest rate sensitivity at June 30, 2011 and December 31, 2010.  Interest rate sensitivity is measured by the basis point changes in the various NPV ratios ("NPV Ratios") from the Pre-Shock Scenario to the Rate Shock Scenarios.  NPV Ratios represent the NPV as a percentage of the total value of assets determined under each respective Pre- and Rate Shock Scenario.  An increase in the NPV Ratio is considered favorable, while a decline is considered unfavorable.

	At June 30, 2011
	Net Portfolio Value					At December 31, 2010
	Dollar Amount	Dollar Change	Percentage Change	NPV Ratio	Basis Point Change in NPV Ratio	NPV Dollar Amount	NPV Ratio	Basis Point Change in NPV Ratio	Board Approved NPV Ratio Limit
	(Dollars in thousands)
Rate Shock Scenario
+ 200 Basis Points	$446,515	$(8,907)	-1.96%	10.84%	5	$432,333	10.63%	(9)	5.0%
+ 100 Basis Points	458,540	3,118	0.68	10.98	19	448,038	10.86	14	6.0
Pre-Shock Scenario	455,422	-	-	10.79	-	447,222	10.72	-	7.0
- 100 Basis Points	489,375	33,953	7.46	11.37	58	457,563	10.81	9	7.0
- 200 Basis Points	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	7.0

The NPVs presented above incorporate some asset and liability values derived from the Bank’s valuation model, such as those for mortgage loans and time deposits, and some asset and liability values that are provided by reputable independent sources, such as values for the Bank's MBS and CMO portfolios, as well as its putable borrowings.  The Bank's valuation model makes various estimates regarding cash flows from principal repayments on loans and deposit decay rates at each level of interest rate change.  The Bank's estimates for loan repayment levels are influenced by the recent history of prepayment activity in its loan portfolio as well as the interest rate composition of the existing portfolio, especially vis-à-vis the existing interest rate environment.  In addition, the Bank considers the amount of fee protection inherent in the loan portfolio when estimating future repayment cash flows.  Regarding passbook deposit decay rates, the Bank tracks and analyzes the decay rate of its passbook deposits over time and over various interest rate scenarios and then makes estimates of its passbook deposit decay rate for use in the valuation model.  No matter the care and precision with which the estimates are derived, however, actual cash flows for passbooks, as well as loans, could differ significantly from the Bank's estimates, resulting in significantly different NPV calculations.

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

 The Pre-Shock Scenario NPV increased from $447.2 million at December 31, 2010 to $455.4 million at June 30, 2011.  The NPV Ratio at June 30, 2011 was 10.79% in the Pre-Shock Scenario, compared to 10.72% at December 31, 2010.  The increase in the Pre-Shock Scenario NPV was due primarily to an increase in the valuation of multifamily loans (reflecting lower marketplace offering rates on such loans at June 30, 2011 compared to December 31, 2010). The growth in the Pre-Shock Scenario NPV Ratio reflected the increased Pre-Shock Scenario NPV at June 30, 2011 compared to December 31, 2010.

The Bank’s +200 basis point Rate Shock Scenario NPV increased from $432.3 million at December 31, 2010 to $446.5 million at June 30, 2011.  The increase resulted primarily from a more favorable valuation of multifamily loans at June 30, 2011 compared to December 31, 2010, reflecting a decline in their estimated term to next interest rate repricing at June 30, 2011 compared to December 31, 2010.  Assets with a shorter term to next interest rate repricing generate a more favorable NPV in a rising rate interest rate environment.  As a result, the decline in the NPV of total assets from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario was lower at June 30, 2011 than December 31, 2010.  In addition, the extension in the average term to maturity or repricing of FHLBNY advances from 1.8 years at December 31, 2010 to 3.0 years at June 30, 2011 favorably impacted the calculation of the +200 basis point Rate Shock Scenario NPV.

The NPV Ratio was 10.84% in the +200 basis point Rate Shock Scenario at June 30, 2011, an increase from the NPV Ratio of 10.63% in the +200 basis point Rate Shock Scenario at December 31, 2010.  The increase reflected the aforementioned increase in the +200 basis point Rate Shock Scenario NPV during the comparative period.

At June 30, 2011, the interest rate sensitivity in the +200 basis point Rate Shock Scenario was positive 5 basis points, compared to interest rate sensitivity of negative 9 basis points in the +200 basis point Rate Shock Scenario at December 31, 2010.  This change was due primarily to a more favorable sensitivity result for multifamily loans and borrowings in the +200 basis point Rate Shock Scenario at June 30, 2011 compared to December 31, 2010, as the great majority of the loans in portfolio moved closer to their contractual repricing, and the extension of the average term to maturity or repricing of the Company's borrowings reduced their sensitivity.

Item 4.  Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2011, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2011 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

On September 29, 2009, the FDIC adopted an amendment to the restoration plan that increases the deposit insurance assessment rate uniformly across all four risk categories by six basis points (annualized) of insured deposits beginning January 1, 2011.  In addition, on November 17, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay their quarterly deposit insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009, together with their regular deposit insurance assessment for the third quarter of 2009.  The Bank's payment on December 30, 2009 totaled approximately $13.4 million, and was $8.1 million as of June 30, 2011.

On October 19, 2010, the Board of Directors of the FDIC adopted the Restoration Plan  to ensure that the Deposit Insurance Fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Reform Act.  Among other matters, the Restoration Plan provides that the FDIC will forego the uniform six basis point increase in initial assessment rates that was previously scheduled to take effect on January 1, 2011 and will maintain the current assessment rate schedule for all insured depository institutions until the reserve ratio reaches 1.15%.  The FDIC intends to pursue further rulemaking in 2011 regarding the requirement under the Reform Act that the FDIC offset the effect on institutions with less than $10 billion in assets (such as the Bank) of the requirement that the reserve ratio reach 1.35% by September 30, 2020, rather than 1.15% by the end of 2016 (as required under the prior restoration plan), so that more of the cost of raising the reserve ratio to 1.35% will be borne by institutions with more than $10 billion in assets.

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

The Reform Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject, and the new requirements will effectively eliminate the use of trust preferred securities as a component of Tier 1 capital for depository institution holding companies of $15 billion or greater. As a result, in July 2015, the Company will become subject to consolidated capital requirements to which it has not been previously subject. In addition, in December 2010, the Basel Committee on Banking Supervision announced the new "Basel III" capital rules, which set new standards for common equity, Tier 1 and total capital, determined on a risk-weighted basis.  It is not yet known how these standards, which will be phased in over a period of years, will be implemented by U.S. regulators generally or the manner in which they will be applied to financial institutions of the Company's size.

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

On April 6, 2011, the FRB requested comment on a proposed rule to repeal Regulation Q, which prohibits the payment of interest on demand deposits by institutions that are member banks of the Federal Reserve System.  The rule implements Section 627 of the Reform Act, which repeals Section 19(i) of the Federal Reserve Act in its entirety.  As a result, banks and thrifts are now permitted to offer interest-bearing demand deposit accounts to commercial customers, which were previously forbidden under Regulation Q.  The repeal of Regulation Q may gradually cause increased competition from other financial institutions for these deposits.  If the Bank decides to pay interest on demand accounts, it would expect interest expense to increase.

Downgrades of the current "AAA" credit rating assigned to U.S. Government could adversely effect the Bank and/or Holding Company.

                On August 5, 2011, Standard & Poor's lowered the long-term sovereign credit rating assigned to the United States from "AAA" to "AA+" with a negative outlook, indicating a further rating downgrade is possible in the future.  On August 2, 2011, Moody's Investors Service confirmed its "Aaa" rating for the United States with a negative outlook.  Fitch Ratings has announced that it expects to complete a review of its "AAA" rating for the United States by the end of August and has not ruled out assigning the rating a negative outlook.

On August 5, 2011, the FDIC, Federal Reserve, OCC and National Credit Union Administration issued a joint press release stating that for risk-based capital purposes, the risk weights assigned to securities issued or guaranteed by the U.S. Government, its agencies and U.S. Government-sponsored entities will not change.  However, a downgrade of the U.S. Government's sovereign credit rating below "AA" could cause a higher risk weight to be assigned to securities issued or guaranteed by the U.S Government or its agencies that the Company holds in its portfolio and increase the Bank's and/or the Holding Company's risk-based capital requirements.  In addition, a ratings downgrade of securities issued or guaranteed by the U.S. Government or its agencies held in the Company's portfolio could adversely affect the carrying value of such securities.  At this time, the Company cannot assess the likelihood or severity of such a downgrade or the potential consequences it may have on either the capital position or investment portfolio of the Bank and/or Holding Company.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(c) The Holding Company did not repurchase any shares of its common stock into treasury during the six months ended June 30, 2011.  No existing repurchase programs expired during the six months ended June 30, 2011, nor did the Company terminate any repurchase programs prior to expiration during the period.  As of June 30, 2011, the Company had an additional 1,124,549 shares remaining eligible for repurchase under its twelfth stock repurchase program, which was publicly announced in June 2007.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.           (Removed and Reserved)

Item 5.           Other Information

None.

Item 6.           Exhibits

Exhibit Number
3(i)	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (1)
3(ii)	Amended and Restated Bylaws of Dime Community Bancshares, Inc. (15)
4.1	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. [See Exhibit 3(i) hereto]
4.2	Amended and Restated Bylaws of Dime Community Bancshares, Inc. [See Exhibit 3(ii) hereto]
4.3	Draft Stock Certificate of Dime Community Bancshares, Inc. (3)
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
   from time to time of the Series B Capital Securities of Dime Community Capital Trust I (8)

10.1	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Vincent F. Palagiano (12)
10.2	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Michael P. Devine (12)
10.3	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Kenneth J. Mahon (12)
10.4	Employment Agreement between Dime Community Bancorp, Inc. and Vincent F. Palagiano(16)
10.5	Employment Agreement between Dime Community Bancorp, Inc. and Michael P. Devine (16)
10.6	Employment Agreement between Dime Community Bancorp, Inc. and Kenneth J. Mahon(16)
10.7	Form of Employee Retention Agreement by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain officers (5)

10.7(i)	Amendment to Form of Employee Retention Agreement by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain officers (12)
10.8	The Benefit Maintenance Plan of Dime Community Bancorp, Inc. (16)
10.9	Severance Pay Plan of The Dime Savings Bank of Williamsburgh (12)
10.10	Retirement Plan for Board Members of Dime Community Bancorp, Inc. (12)
10.12	Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc., as amended by amendments number 1 and 2 (6)
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
   Merger, dated as of July 18, 1998 by and between Dime Community Bancshares, Inc. and Financial Bancorp, Inc. (7)

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (11)
10.22	Waiver executed by Vincent F. Palagiano (10)
10.23	Waiver executed by Michael P. Devine (10)
10.24	Waiver executed by Kenneth J. Mahon (10)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (9)
10.27	Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (9)
10.28	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Daniel Harris (12)
10.29	Dime Community Bancshares, Inc. Annual Incentive Plan (12)
10.30	Amendment to the Dime Savings Bank of Williamsburgh 401(K) Plan (14)
10.31	Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (12)
12.1	Computation of ratio of earnings to fixed charges
31(i).1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31(i).2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

(1)	Incorporated by reference to the registrant's Transition Report on Form 10-K for the transition period ended December 31, 2002 filed on March 28, 2003.
(2)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on May 11, 2009.
(3)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 filed on September 28, 1998.
(4)	Incorporated by reference to the registrant's Current Report on Form 8-K dated April 9, 1998 and filed on April 16, 1998.
(5)	Incorporated by reference to Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed on September 26, 1997.
(6)
Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed on September 26, 1997, and the Current Reports on Form 8-K filed on March 22, 2004 and March 29, 2005.

(7)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed on September 28, 2000.
(8)	Incorporated by reference to Exhibits to the registrant’s Registration Statement No. 333-117743 on Form S-4 filed on July 29, 2004.
(9)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2005.
(10)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005.
(11)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 8, 2008.

(12)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.
(13)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on May 11, 2009
(14)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on May 10, 2010
(15)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 17, 2011.
(16)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on April 4, 2011.
(17)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 10, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: August 9, 2011	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: August 9, 2011	By: /s/ KENNETH J. MAHON
Kenneth J. Mahon
First Executive Vice President and Chief Financial Officer (Principal Accounting Officer)