Form 10-Q/A
period 2011-06-30
DIME COMMUNITY BANCSHARES INC
filed 2011-08-09
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K.  No other changes have been made to the 10-Q filed on August 9, 2011.

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
   Merger, dated as of July 18, 1998 by and between Dime Community Bancshares, Inc. and Financial Bancorp, Inc. (7)

10.20*	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees*
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (11)
10.22	Waiver executed by Vincent F. Palagiano (10)
10.23	Waiver executed by Michael P. Devine (10)
10.24	Waiver executed by Kenneth J. Mahon (10)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (9)
10.27	Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (9)
10.28	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Daniel Harris (12)
10.29	Dime Community Bancshares, Inc. Annual Incentive Plan (12)
10.30	Amendment to the Dime Savings Bank of Williamsburgh 401(K) Plan (14)
10.31	Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (12)
12.1*	Computation of ratio of earnings to fixed charges*
31(i).1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
31(i).2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350*
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350*
101**	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three-month and six-month periods ended June 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2011 and 2010, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the six-month periods ended June 30, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to the registrant's Transition Report on Form 10-K for the transition period ended December 31, 2002 filed on March 28, 2003.
(2)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on May 11, 2009.
(3)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 filed on September 28, 1998.
(4)	Incorporated by reference to the registrant's Current Report on Form 8-K dated April 9, 1998 and filed on April 16, 1998.
(5)	Incorporated by reference to Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed on September 26, 1997.
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

*      Filed with the 10-Q and attached hereto (exactly as filed with the 10-Q).
**    Furnished, not filed, herewith.

54

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